Form 10-Q
period 1994-01-31
H&R BLOCK INC
filed 1994-03-14
CIK 12659

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 1994

                  Commission file number 1-6089

                         H&R BLOCK, INC.
     (Exact name of registrant as specified in its charter)


MISSOURI                                               44-0607856
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification No.)


                        4410 Main Street
                  Kansas City, Missouri  64111
  (Address of principal executive offices, including zip code)

                         (816) 753-6900
      (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X )   No (   )

The number of shares outstanding of the registrant's Common
Stock, without par value, at February 28, 1994 was 106,081,293 shares.

                                  H&R BLOCK, INC.
                            CONSOLIDATED BALANCE SHEETS
               Unaudited, amounts in thousands, except share amounts
                                                       January 31,    April 30,
                                                          1994          1993
                     ASSETS
CURRENT ASSETS
  Cash (including certificates of deposit of $11,136
    and $36,074)....................................... $   36,012   $   43,417
  Marketable securities................................     56,812      291,347
  Receivables, less allowance for doubtful accounts of
    $9,762 and $12,000.................................    636,146      228,691
  Prepaid expenses.....................................     39,184       26,483
                                                        ----------   ----------
  TOTAL CURRENT ASSETS.................................    768,154      589,938

INVESTMENTS AND OTHER ASSETS
  Investments in marketable securities.................     99,938      104,762
  Excess of cost over fair value of net tangible
    assets acquired, net of amortization...............     70,408      125,628
  Other................................................     35,483       37,120
                                                        ----------   ----------
  TOTAL INVESTMENTS AND OTHER ASSETS...................    205,829      267,510

PROPERTY AND EQUIPMENT, at cost less accumulated
  depreciation and amortization........................    157,704      148,386
                                                        ----------   ----------
TOTAL ASSETS........................................... $1,131,687   $1,005,834
                                                        ==========   ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable........................................ $  357,370   $   37,167
  Accounts payable, accrued expenses and deposits......    130,746      132,321
  Accrued salaries, wages and payroll taxes............     40,265       53,495
  Accrued taxes on income..............................     31,814      106,943
                                                        ----------   ----------
  TOTAL CURRENT LIABILITIES............................    560,195      329,926

OTHER NONCURRENT LIABILITIES...........................     28,668       25,420

STOCKHOLDERS' EQUITY
  Common stock, no par, stated value $.01 per share....      1,089        1,089
  Additional paid-in capital...........................     92,422      101,038
  Retained earnings....................................    557,812      643,757
                                                        ----------   ----------
                                                           651,323      745,884
  Less cost of 2,960,278 and 2,617,463 shares of
    common stock in treasury...........................    108,499       95,396
                                                        ----------   ----------
                                                           542,824      650,488
                                                        ----------   ----------
                                                        $1,131,687   $1,005,834
                                                        ==========   ==========

                  See Notes to Consolidated Financial Statements.

                                  H&R BLOCK, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
             Unaudited, amounts in thousands, except per share amounts
                                                           Three Months Ended
                                                                January 31,
                                                            1994         1993
Revenues
  Service revenues...................................... $213,787      $169,857
  Franchise royalties...................................    9,551         9,069
  Investment income.....................................    2,800         3,048
  Other income..........................................    3,303         8,773
                                                         --------      --------
                                                          229,441       190,747
                                                         --------      --------
Expenses
  Employee compensation and benefits....................   83,731        76,243
  Occupancy and equipment...............................   60,686        50,898
  Marketing and advertising.............................    9,730         6,654
  Supplies, freight and postage.........................   17,385        16,669
  Other.................................................   44,292        32,238
  Purchased research and development....................   25,072          -
                                                         --------      --------
                                                          240,896       182,702
                                                         --------      --------

Earnings (loss) from continuing operations before
  tax expense...........................................  (11,455)        8,045
Income tax expense......................................    6,479         2,350
                                                         --------      --------
Net earnings (loss) from continuing operations..........  (17,934)        5,695
Net earnings from discontinued operations (less
  applicable income taxes of $2,920 and $3,091).........    3,225         2,888

Gain on sale of discontinued operations (less
  applicable income taxes of $16,711)...................   27,265          -
                                                         --------      --------
Net earnings............................................ $ 12,556      $  8,583
                                                         ========      ========

Weighted average number of common shares outstanding....  106,892       107,447
                                                          =======       =======
Earnings (loss) per share
   From continuing operations........................... $   (.17)     $    .05
                                                         ========      ========
   Net earnings......................................... $    .12      $    .08
                                                         ========      ========

Dividends per share..................................... $    .28      $    .25
                                                         ========      ========

                  See Notes to Consolidated Financial Statements.

                                  H&R BLOCK, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
             Unaudited, amounts in thousands, except per share amounts
                                                            Nine Months Ended
                                                                January 31,
                                                            1994         1993
Revenues
  Service revenues...................................... $434,886      $339,746
  Franchise royalties...................................   13,725        13,345
  Investment income.....................................   10,331        11,681
  Other income..........................................    5,019        10,630
                                                         --------      --------
                                                          463,961       375,402
                                                         --------      --------
Expenses
  Employee compensation and benefits....................  162,575       145,467
  Occupancy and equipment...............................  160,602       132,594
  Marketing and advertising.............................   23,486        18,318
  Supplies, freight and postage.........................   32,261        30,716
  Other.................................................   93,662        68,740
  Purchased research and development....................   25,072          -
                                                         --------      --------
                                                          497,658       395,835
                                                         --------      --------

Loss from continuing operations before tax benefit......  (33,697)      (20,433)

Income tax benefit......................................   (3,347)       (9,701)
                                                         --------      --------
Net loss from continuing operations.....................  (30,350)      (10,732)

Earnings from discontinued operations (less applicable
  income taxes of $8,706 and $8,094)....................    9,268         8,197

Gain on sale of discontinued operations (less
  applicable income taxes of $16,711)...................   27,265          -
                                                         --------      --------
Net earnings (loss)..................................... $  6,183      $ (2,535)
                                                         ========      ========

Weighted average number of common shares outstanding....  106,581       106,647
                                                          =======       =======
Earnings (loss) per share
   From continuing operations........................... $   (.28)     $   (.10)
                                                         ========      ========
   Net earnings (loss).................................. $    .06      $   (.02)
                                                         ========      ========

Dividends per share..................................... $    .81      $    .72
                                                         ========      ========

                  See Notes to Consolidated Financial Statements.

                                  H&R BLOCK, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Unaudited, amounts in thousands
                                                             Nine Months Ended
                                                                January 31,
                                                            1994          1993
Cash flows from operating activities
  Net earnings (loss).................................. $   6,183     $  (2,535)
  Adjustments to reconcile the net earnings (loss) to
    net cash used in operating activities:
   Depreciation and amortization.......................    46,541        39,636
   Gain on sale of subsidiary..........................   (27,265)         -
   Charge for purchased research and development.......    25,072          -
   Other noncurrent liabilities........................     3,248         3,513
   Changes in:
     Receivables.......................................  (249,504)     (258,747)
     Prepaid expenses..................................   (20,043)      (20,346)
     Net assets held for sale..........................   (17,370)         -
     Accounts payable, accrued expenses and deposits...     1,154        47,260
     Accrued salaries, wages and payroll taxes.........      (272)      (19,924)
     Accrued taxes on income...........................   (91,646)      (70,644)
                                                        ---------     ---------
  Net cash used in operating activities................  (323,902)     (281,787)
                                                        ---------     ---------
Cash flows from investing activities
  Purchases of marketable securities...................  (518,466)     (486,675)
  Maturities of marketable securities..................   757,826       732,495
  Purchases of property and equipment..................   (65,011)      (53,024)
  Excess of cost over fair value of net tangible
    assets acquired, net of cash acquired..............   (49,938)       (9,630)
  Other, net...........................................   (20,042)      (10,809)
                                                        ---------     ---------
  Net cash provided by investing activities............   104,369       172,357
                                                        ---------     ---------
Cash flows from financing activities
  Repayments of notes payable..........................  (327,302)     (150,648)
  Proceeds from issuance of notes payable..............   647,505       364,920
  Dividends paid.......................................   (86,356)      (76,883)
  Payments to acquire treasury shares..................   (68,899)      (70,606)
  Proceeds from stock options exercised................    47,180        59,305
                                                        ---------     ---------
  Net cash provided by financing activities............   212,128       126,088
                                                        ---------     ---------
Increase (decrease) in cash............................    (7,405)       16,658
Cash at beginning of period............................    43,417        13,476
                                                        ---------     ---------
Cash at end of period.................................. $  36,012     $  30,134
                                                        =========     =========
Supplemental disclosures of cash flow information
  Income taxes paid.................................... $  97,199     $  69,037
  Interest paid........................................       976         2,239

                  See Notes to Consolidated Financial Statements.

                         H&R BLOCK, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            Unaudited

1. The Consolidated Balance Sheet as of January 31, 1994, the Consolidated Statements of Operations for the three and nine months ended January 31, 1994 and 1993, and the Consolidated Statements of Cash Flows for the nine months ended January 31, 1994 and 1993 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1994 and for all periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1993 Annual Report to Shareholders.

        Operating revenues are seasonal in nature with peak revenues occurring in the months January through April.
        Thus, the nine months results are not indicative of results to be expected for the year.

2. On January 27, 1994 the Company sold 100% of the common stock of its wholly-owned subsidiary, Interim Services Inc., for $20 per share in an initial public offering of 10,000,000 shares. Since cash proceeds from the sale were received subsequent to quarter end, a receivable, net of underwriting fees, of $188.500 million is included in accounts receivable at January 31, 1994. The sale was treated as a non-cash item for purposes of reporting cash flows. The sale resulted in a pretax gain of $43.976 million ($27.265 million or $.26 per share, net of taxes). The gain is net of costs incurred in connection with the sale. The Consolidated Statements of Operations have been restated for all periods presented to report results of discontinued operations separately from continuing operations. Revenues from discontinued operations for the three months ended January 31, 1994 and 1993 were $141.896 million and $118.121 million, respectively. Revenues from discontinued operations for the nine months ended January 31, 1994 and 1993 were $399.573 million and $335.608 million, respectively.

3. On November 20, 1993, the Company acquired MECA Software, Inc., a provider of personal finance and income tax preparation software, for $45.384 million in cash. The transaction was accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values at the date of acquisition. MECA's results are included in the Company's operations from the date of acquisition.

        The excess of the purchase price over the fair value of the net tangible assets acquired was $55.978 million. Of this amount, purchased software, which had reached the stage of technological feasibility, was valued using a risk-adjusted cash flow model, under which future cash flows were discounted taking into account risks related to future markets and an assessment of the life expectancy of purchased software. Purchased research and development which had not reached the stage of technological feasibility and which had no alternative future use was valued using the same methodology. Expected future cash flows associated with in-process research and development were discounted considering the risks and uncertainties related to the viability of and potential changes in future markets and to the completion of products that will be ultimately marketed by MECA. This analysis resulted in an allocation of $25.072 million to purchased research and development which had not reached the stage of technological feasibility and $4.900 million to various other intangibles including technology, software and trademarks, with the remainder treated as goodwill. The amount related to purchased research and development, which is not deductible for tax purposes, was charged against income from continuing operations on the date of acquisition.

        Goodwill and other intangibles arising from the acquisition will be amortized on a straight-line basis over estimated economic lives of 3 to 15 years. Pro forma results, assuming MECA had been acquired as of the beginning of the periods presented, would not be materially different from results from operations as reported.

        Liabilities assumed in connection with the acquisition were excluded from the Consolidated Statements of Cash Flows. The fair value of assets acquired, including intangibles, was $62.004 million; liabilities assumed were $16.620 million.

4. Marketable equity securities at January 31, 1994, all of which are included in noncurrent assets, are stated at their cost of $8,243,000. The market value of these securities at January 31, 1994 was $15,884,000. The remainder of the marketable securities at January 31, 1994 is stated at amortized cost. At April 30, 1993, the cost of marketable equity securities was $9,255,000. The market value of these securities at April 30, 1993 was $18,460,000.

5. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years. The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, in the first quarter of fiscal 1994. The effect of its implementation was not material.

6. Net earnings (loss) per common share are based on the weighted average number of shares outstanding during each period, and in periods in which they have a dilutive effect, the effect of common shares contingently issuable from stock options. Earnings per share assuming full dilution have not been shown as there would be no material dilution.

7. During the nine months ended January 31, 1994 and 1993, the Company issued 1,546,551 and 2,303,907 shares, respectively, pursuant to provisions for exercise of its stock option plans; during the same period, the Company acquired 1,883,816 and 2,028,000 shares of its common stock at an aggregate cost of $68,899,000 and $70,606,000, respectively.

8. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Statement expands the use of fair value accounting for "trading" and "available-for-sale" securities, but retains the use of the amortized cost method for investments in debt securities that the enterprise has the positive intent and ability to hold to maturity. The Company currently accounts for all such investments using the amortized cost method. Adoption of the Statement is required for fiscal years beginning after December 15, 1993. Adoption of this Statement will not be material to the Company's financial position or results from operations.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
- -------------------
These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of
Cash Flows found on pages 1 and 4, respectively.

Working capital decreased from $260.012 million at April 30, 1993 to $207.959 million at January 31, 1994. The working capital ratio at January 31, 1994 was 1.4 to 1 compared to 1.8 to 1 at April 30, 1993. The decrease in working capital and working capital ratio must be viewed in the context of the Company's business which is seasonal, with peak activity in the fourth quarter, due to the nature of the Company's largest segment, Tax Services. Tax return preparation occurs almost entirely in the fourth quarter and has the effect of increasing certain assets and liabilities during this time. The decrease in working capital and working capital ratio was primarily due to the increase in short-term borrowings, as discussed below, significantly offset by the receivable recorded for the proceeds from the sale of Interim Services Inc. (see Note 2 of Notes to Consolidated Financial Statements).

The Company has no long-term debt. However, the Company maintains seasonal lines of credit to support short-term borrowing facilities in the United States and Canada. During the months of January through April, the Company's Canadian Tax Services regularly incurs short-term borrowings to purchase refunds due its clients. Additionally, Block Financial Corporation, a wholly-owned subsidiary of the Company, incurs short-term borrowings during the months of January through April to purchase interests in a trust to which certain Refund Anticipation Loans made by Mellon Bank are sold. The amount outstanding in connection with such activities at April 30, 1993 of $37.167 million was repaid during the first quarter of fiscal 1994. At January 31, 1994, short-term borrowings of $357.370 million were used to fund the Block Financial Corporation program discussed above. The Company also maintains a year-round $100 million line of credit to support various financial activities to be conducted by Block Financial Corporation in the future that may require further borrowing.

On December 8, 1993 the Company announced its intention to purchase from time to time, at market, up to 10,000,000 shares of its outstanding stock. The Company intends to purchase shares on a periodic basis depending upon market conditions, and expects that 4he authorization will extend beyond two years. Internally generated funds, in addition to proceeds from the sale of Interim Services Inc., will be used to purchase these shares.

The Company's acquisition of MECA Software, Inc., acquisition of treasury shares, capital expenditures and dividend payments during the first nine months were funded primarily through internally-generated funds.

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Statement expands the use of fair value accounting for "trading" and "available-for-sale" securities, but retains the use of the amortized cost method for investments in debt securities that the enterprise has the positive intent and ability to hold to maturity. The Company currently accounts for all such investments using the amortized cost method. Adoption of the Statement is required for fiscal years beginning after December 15, 1993. Adoption of this Statement will not be material to the Company's financial position or results from operations.

RESULTS OF OPERATIONS
- ---------------------
During the third quarter of fiscal 1994, the Company sold 100% of the common stock of its wholly-owned subsidiary, Interim Services Inc. and acquired MECA Software, Inc. (See Notes 2 and 3 of the Notes to Consolidated Financial Statements.) The results of Interim Services Inc. were previously reflected as the Temporary Help Services segment. Other Services includes the operations of Block Financial Corporation and MECA Software, Inc.

The analysis of operations for the three and nine months ended January 31, 1994 compared to the same periods last year, and the three months ended January 31, 1994 compared to the three months ended October 31, 1993, follows. The analysis should be read in conjunction with the tables below and the Consolidated Statements of Operations found on pages 2 and 3.

                 Three Months Ended January 31, 1994 Compared to
                      Three Months Ended January 31, 1993

          Results by segment are summarized below, amounts in thousands.
                                          Revenues           Earnings (loss)
                                    --------------------  --------------------
                                      1994       1993       1994       1993
  Tax services....................  $104,557   $105,221   $(12,471)  $(10,817)
  Computer services...............   113,749     81,179     29,313     19,092
  Other services..................    11,078      4,477       (715)       827
  Inter-segment eliminations......    (2,850)    (3,280)       -          -
                                    --------   --------   --------   --------
                                     226,534    187,597     16,127      9,102
  Investment income...............     2,800      3,048      2,800      3,048
  Unallocated corporate...........       107        102     (5,310)    (4,105)
                                    --------   --------
                                    $229,441   $190,747
                                    ========   ========
  Purchased research and
    development...................                         (25,072)       -
                                                          --------   --------
                                                           (11,455)     8,045
  Provision for tax expense.......                           6,479      2,350
                                                          --------   --------
  Net earnings (loss) from
    continuing operations.........                         (17,934)     5,695
  Discontinued operations:
    Net earnings..................                           3,225      2,888
    Net gain on sale..............                          27,265        -
                                                          --------   --------
  Net earnings....................                        $ 12,556   $  8,583
                                                          ========   ========

Consolidated revenues from continuing operations for the three months ended January 31, 1994 increased 20.3% to $229.441 million from $190.747 million reported last year. The increase is due to greater revenues reported by the Computer Services segment, in addition to revenues contributed by MECA Software, Inc. which was acquired in the third quarter of fiscal 1994. The Computer Services segment revenues increased $32.570 million, or 40.1%, over the comparable period last year due to continued strong demand in the consumer and network services markets. MECA Software, Inc. reported revenues of $4.501 million for the third quarter of fiscal 1994.

Pretax earnings from continuing operations for the third quarter of fiscal 1994, excluding the non-recurring charge for purchased research and development, increased 69.3% to $13.617 million from $8.045 million last year. The increase in earnings resulted from the increase in earnings reported by the Computer Services segment of $10.221 million, or 53.5%, due to strong revenue growth. In connection with the acquisition of MECA Software, Inc., in-process research and development, which had not reached the stage of technological feasibility, was valued at $25.072 million and recorded as a non-recurring charge against earnings from continuing operations.

Tax Services segment revenues decreased .6% to $104.557 million from $105.221 million last year, due primarily to a 53.2% decrease in Canadian discounted return fees. The significant decrease in discounted return fees is attributable to Canadian tax changes that affect the Company's tax refund discounting business. Tax preparation and Rapid Refund fees increased 3.3% and 6.8%, respectively, as compared to last year.

Computer Services segment revenues increased 40.1% to $113.749 million from $81.179 million in the comparable period last year. The large increase resulted from the success of consumer services and Wide Area Network services, the revenues from which increased 57.6% and 31.0%, respectively, over the comparable period last year. The growth in these services resulted from greater usage.

Other Services revenues increased $6.601 million, primarily due to the MECA acquisition completed on November 20, 1993.
MECA contributed revenues of $4.501 million for the third quarter of fiscal 1994.

Investment income decreased 8.1% to $2.800 million from $3.048 million last year. The decrease resulted primarily from lower yields and less funds available for investment.

Consolidated expenses from continuing operations, excluding the non-recurring charge for purchased research and development, increased 18.1% to $215.824 million from $182.702 million in the comparable quarter last year. Computer Services segment expenses increased $22.349 million, or 36.0%, to $84.436 million from $62.087 million in last year's comparable period and are associated with the greater revenues. The Tax Services segment's expenses were affected by the lower revenues, increasing .9% over the comparable period last year. Other Services expenses increased from $3.650 million to $11.793 million as a result of the MECA acquisition.

The net loss from continuing operations for the third quarter of fiscal 1994 was $17.934 million, or $.17 per share, compared to net income of $5.695 million, or $.05 per share, for the same period last year. The significant change in net results from continuing operations is due to the non-recurring charge for purchased research and development discussed above. Excluding this charge, the net earnings from continuing operations for the third quarter was $7.138 million, or $.07 per share, an increase of 25.3%. Net earnings from discontinued operations of $.03 per share were equal to earnings per share for the same period last year. The weighted average shares outstanding for the third quarter of fiscal 1994 declined to 106,892,000 from 107,447,000 last year, due to repurchase of outstanding shares in the first nine months of this year, offset by treasury shares issued for stock option exercises.

           Three Months Ended January 31, 1994 (Third Quarter) Compared to Three Months Ended October 31, 1993 (Second Quarter)

          Results by segment are summarized below, amounts in thousands.
                                          Revenues           Earnings (loss)
                                    -------------------   --------------------
                                     3rd Qtr    2nd Qtr    3rd Qtr    2nd Qtr
  Tax services..................... $104,557   $ 26,315   $(12,471)  $(32,338)
  Computer services................  113,749    102,543     29,313     24,442
  Other services...................   11,078      1,447       (715)      (154)
  Inter-segment eliminations.......   (2,850)    (2,625)       -          -
                                    --------   --------   --------   --------
                                     226,534    127,680     16,127     (8,050)
  Investment income................    2,800      3,464      2,800      3,464
  Unallocated corporate............      107         62     (5,310)    (3,281)
                                    --------   --------
                                    $229,441   $131,206
                                    ========   ========
  Purchased research and
    development....................                        (25,072)       -
                                                          --------   --------
                                                           (11,455)    (7,867)
  Provision for tax expense
    (benefit)......................                          6,479     (3,694)
                                                          --------   --------
  Net loss from continuing
    operations.....................                        (17,934)    (4,173)
  Discontinued operations:
    Net earnings...................                          3,225      3,241
    Net gain on sale...............                         27,265        -
                                                          --------   --------
  Net earnings (loss)..............                       $ 12,556   $   (932)
                                                          ========   ========

Consolidated revenues from continuing operations during the third quarter increased 74.9% to $229.441 million from $131.206 million reported for the second quarter. The increase was primarily due to the start of the 1994 tax filing period, the improved performance of the Computer Services segment and the acquisition of MECA.

The Company reported a pretax loss from continuing operations of $11.455 million for the third quarter, compared to a $7.867 million loss for the second quarter of fiscal 1994. The increase in the reported loss resulted from the non-recurring charge for purchased research and development recorded in the third quarter. Excluding this charge, the pretax results from continuing operations increased to $13.617 million in earnings from a $7.867 million loss for the second quarter. The significant improvement in pretax results from continuing operations excluding the non-recurring charge was due primarily to the Tax Services segment as a result of the start of the tax filing period. Additionally, earnings from the Computer Services segment increased 19.9% over the second quarter of fiscal 1994.

Tax Services segment revenues increased 297.3% to $104.557 million from $26.315 million in the second quarter. The increase is attributable to increased tax preparation fees, Rapid Refund fees and Canadian discounted return fees caused by the onset of the tax filing period, slightly offset by a decrease in tuition tax school fee revenues which are typically earned in the fall preceding the tax filing season.

Computer Services segment revenues increased 10.9% to $113.749 million from $102.543 million in the preceding quarter. The increase is essentially due to an increase in consumer revenues by $10.507 million, resulting from increases in the number of customer and usage hours in the United States, in addition to an increase in European consumer revenues.

Other Services revenues increased to $11.078 million from $1.447 million in the preceding quarter. In addition to the acquisition of MECA Software, Inc., the increase was due to Block Financial Corporation's participation in Refund
Anticipation Loans made by Mellon Bank.

Investment income decreased 19.2% to $2.800 million from $3.464 million in the second quarter. The decrease resulted from lower funds available for investment.

Consolidated expenses from continuing operations, excluding the non-recurring charge for purchased research and development, increased 55.2% to $215.824 million from $139.073 million in the second quarter. The Tax Services segment expenses increased 99.5%, representing the expenses associated with the increased revenues. Computer Services segment expenses increased 8.1% compared to the second quarter, also matching the increase in related segment revenues. Other Services expenses increased from $1.601 million in the second quarter to $11.793 million, due to the MECA acquisition and the increased activity of Block Financial Corporation's participation in Refund Anticipation Loans.

The net loss from continuing operations in the third quarter was $17.934 million, or $.17 per share, compared to a net loss of $4.173 million, or $.04 per share, in the second quarter. The significant change in the net results from operations was due to the non-recurring charge for purchased research and development previously discussed. Excluding this charge, net earnings from continuing operations were $7.138 million, or $.07 per share, compared to the per share loss of $.04 in the preceding quarter. The lower net loss was due to greater earnings from the Computer Services and Tax Services segments. The net earnings per share from discontinued operations during the third quarter were $.03 per share, the same as in the second quarter.

               Nine Months Ended January 31, 1994 (FYTD) Compared to
                     Nine Months Ended January 31, 1993 (FYTD)

          Results by segment are summarized below, amounts in thousands.
                                          Revenues           Earnings (loss)
                                    -------------------   --------------------
                                      1994       1993       1994       1993
  Tax services..................... $140,544   $143,447   $(81,973)  $(76,510)
  Computer services................  308,180    224,907     75,343     53,062
  Other services...................   13,062      4,477       (987)       704
  Inter-segment eliminations.......   (8,325)    (9,280)       -          -
                                    --------   --------   --------   --------
                                     453,461    363,551     (7,617)   (22,744)
  Investment income................   10,331     11,681     10,331     11,681
  Unallocated corporate............      169        170    (11,339)    (9,370)
                                    --------   --------
                                    $463,961   $375,402
                                    ========   ========
  Purchased research and
    development....................                        (25,072)       -
                                                          --------   --------
                                                           (33,697)   (20,433)
  Provision for tax benefit........                         (3,347)    (9,701)
                                                          --------   --------
  Net loss from continuing
    operations.....................                        (30,350)   (10,732)
  Discontinued operations:
    Net earnings...................                          9,268      8,197
    Net gain on sale...............                         27,265        -
                                                          --------   --------
  Net earnings (loss)..............                       $  6,183   $ (2,535)
                                                          ========   ========

Consolidated revenues from continuing operations increased
23.6% to $463.961 million from $375.402 million reported last year. The increase resulted primarily from the Computer
Services segment and Other Services.

The pretax loss from continuing operations increased 64.9% to $33.697 million from $20.433 million last year, due primarily to the non-recurring charge for purchased research and development. Excluding this charge, the pretax loss from continuing operations decreased 57.8% to $8.625 million as compared to the prior year. The Computer Services segment earnings increased $22.281 million, or 42.0%, to $75.343 million from $53.062 million in the preceding year, offset by the Tax Services segment pretax loss, which increased $5.463 million, or 7.1%, to $81.973 million compared to $76.510 million last year.

Tax Services segment revenues decreased 2.0% to $140.544 million from $143.447 million last year. Tax preparation and Rapid Refund fees increased 2.9% and 6.5%, respectively, due to an increase in fee structure, which was more than offset by Canadian discounted return and tuition tax school fees, which decreased 52.4% and 7.5%, respectively. The decrease in discounted return fees resulted from tax law changes related to child care credits in Canada. Tax tuition school fees decreased due to lower enrollment as compared to the prior year.

Computer Services segment revenues increased 37.0% to $308.180 million from $224.907 million last year. The increase was due to consumer services revenues, which increased by $66.884 million, or 54.3%, and network services revenues, which increased 34.0% to $20.324 million. The increase in consumer services revenues was due to increases in the number of customers and usage hours, and increased European revenues. The increase in network services revenues was due to growth in existing packet network customers.

Other Services revenues increased to $13.062 million from $4.477 million in the preceding year. The increase resulted primarily from the MECA acquisition, in addition to the increased activity of Block Financial Corporation.

Investment income decreased 11.6% to $10.331 million from $11.681 million last year. The decrease resulted from lower interest rates and less funds available for investment.

Consolidated expenses from continuing operations, excluding the non-recurring charge for purchased research and development, increased 19.4% to $472.586 million from $395.835 million last year. Computer Services segment expenses increased 35.5% to $232.837 million from $171.845 million in the prior year and was associated with the greater revenues. Tax Services segment expenses increased 1.2% to $222.517 million from $219.957 million in the preceding year. Other Services expenses increased from $3.773 million to $14.049 million as a result of the MECA acquisition and increased activity of Block Financial Corporation.

The net loss from continuing operations for the nine months was $30.350 million, or $.28 per share, compared to a net loss of $10.732 million, or $.10 per share, for the comparable period last year. The significant variance was caused by the non-recurring charge for purchased research and development recorded in the third quarter. Excluding this charge, the net loss from continuing operations was $5.278, or $.05 per share. The earnings per share from discontinued operations was $.09 this year, compared to $.08 last year. The weighted average shares outstanding this year declined to 106,581,000 from 106,647,000 last year, due to repurchase of outstanding shares in the first nine months of this year, offset by the issuance of treasury stock for exercises of stock options.

                   PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    (10)(a)  Amendment No. 3 to H&R Block, Inc. Deferred
             Compensation Plan for Executives.
        (b)  Amendment No. 4 to H&R Block, Inc. Deferred
             Compensation Plan for Executives.
    (11)     Statement re Computation of Per Share Earnings.

(b) Reports on Form 8-K

    During the quarter ended January 31, 1994, the registrant filed a current report on Form 8-K dated
    December 2, 1993 pertaining to the completion of the acquisition of MECA Software, Inc.

    No other current reports on Form 8-K were filed during the quarter ended January 31, 1994.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




      H&R BLOCK, INC.
       (Registrant)



BY     /s/ William P. Anderson
       -----------------------
       William P. Anderson
       Vice President, Corporate
       Development and Chief
       Financial Officer

DATE   03/11/94




BY     /s/ Ozzie Wenich
       -----------------------
       Ozzie Wenich
       Vice President, Corporate
       Controller and Treasurer

DATE   03/11/94