Form 10-K
period 1994-04-30
H&R BLOCK INC
filed 1994-07-29
CIK 12659

                            FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
    For the fiscal year ended:  April 30, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from ________ to ________

                 Commission File Number:  1-6089

                         H&R BLOCK, INC.
      (Exact name of registrant as specified in its charter)

          Missouri                              44-0607856
(State or other jurisdiction of        (I.R.S. Employer Identifi-
incorporation or organization)          cation Number)

4410 Main Street, Kansas City, Missouri              64111
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (816) 753-6900

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
    Title of each class                    on which registered
Common Stock, without par value           New York Stock Exchange
                                          Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, without par value
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on June 1, 1994, was $4,252,270,128.

Number of shares of registrant's Common Stock, without par value, outstanding on June 1, 1994: 106,546,354.

          DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of the registrant's annual report to security holders for the fiscal year ended April 30, 1994, are incorporated herein by reference in response to Part I, Item 1, and Part II, Items 5 through 8, inclusive, and certain specified portions of the registrant's definitive proxy statement to be filed within 120 days after April 30, 1994, are incorporated herein by reference in response to Part III, Items 10 through 13, inclusive.

                              PART I

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

    H&R Block, Inc. is a diversified services corporation that was organized in 1955 under the laws of the State of Missouri (the "Company"). It is the parent corporation in a two-tier holding company structure as a result of a corporate restructuring effected in March 1993. The second-tier holding company is H&R Block Group, Inc., a Delaware corporation and the direct owner of all of the shares of the Company's primary operating subsidiary corporations. Such primary operating subsidiaries consist of H&R Block Tax Services, Inc., CompuServe Incorporated and Block Financial Corporation. Developments within each of these segments of the Company during fiscal year 1994 are described in the section below entitled "Description of Business."

    During the year ended April 30, 1994, the Company was not involved in any bankruptcy, receivership or similar proceedings or any material reclassifications, mergers or consolidations and, except for the disposition of all of the stock of Interim Services Inc., the Company did not acquire or dispose of any material amount of assets otherwise than in the ordinary course of business.

    In November 1993, the Company acquired MECA Software, Inc. ("MECA"), a Delaware corporation involved in developing, publishing and marketing personal productivity software products designed to assist individuals in managing personal finances and in preparing their income tax returns, for $45,384,000 in cash. On November 15, 1993, the Company, through Block Acquisition Corporation ("BAC"), an indirect wholly-owned subsidiary of the Company, completed a $6.625 per share cash tender offer for all of the outstanding shares of common stock, par value $.01 per share, of MECA. The tender offer commenced on October 18, 1993, pursuant to the terms of an Agreement and Plan of Merger dated as of October 12, 1993 (the "Merger Agreement"). A total of 4,469,391 shares of MECA stock, representing approximately 96% of MECA's outstanding shares, were properly tendered by MECA shareholders pursuant to the tender offer, and were purchased by BAC. The remaining MECA shares were acquired by the Company on

November 24, 1993, when, pursuant to the terms of the Merger Agreement, BAC was merged into MECA. In connection with the MECA transaction, the Company also acquired all rights to certain software code and editorial content marketed by MECA and thereby eliminated a significant portion of MECA's royalty obligations. MECA is a wholly-owned subsidiary of H&R Block Group, Inc.

    Among the products marketed by MECA are TaxCut (trademark), a top-rated personal income tax return preparation software developed by Legal Knowledge Systems, Inc., a subsidiary of MECA, and Managing Your Money (trademark), computer software designed to assist individuals in managing personal finances. TaxCut is expected to provide the Company with products designed to address the market for taxpayers who prepare their own tax returns, while Managing Your Money is expected to complement the financial services offered by Block Financial Corporation and the on-line information services offered by CompuServe Incorporated.

    On January 27, 1994, the Company (through its wholly-owned subsidiary, H&R Block Group, Inc.) sold its 100% interest in its indirect wholly-owned subsidiary, Interim Services Inc., through an initial public offering of 10,000,000 shares of common stock, par value $.01 per share, at an initial public offering price of $20.00 per share. The initial public offering was conducted in accordance with the terms of underwriting agreements among the Company, H&R Block Group, Inc., Interim Services Inc. and the underwriters. The closing of the transactions among the parties to the underwriting agreements occurred on February 3, 1994.

    The initial public offering price was negotiated among the Company and representatives of the underwriters. Among the factors considered in determining the initial public offering price, in addition to prevailing market conditions, were Interim's historical performance, estimates of the business potential and earnings prospects of Interim, an assessment of Interim's management and the consideration of the above factors in relation to market valuation of companies in related businesses.

    The Company received cash proceeds from the sale of Interim stock of $188,500,000 (which represents the initial public offering price of $200,000,000, less an underwriting discount of $11,500,000), as well as $30,000,000 from the retirement of a term loan to Interim, for net proceeds from the transaction of $218,500,000. The Company recorded a net gain on the sale of stock of $27,265,000.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The information required by Item 101(b) of Regulation S-K relating to financial information about industry segments is contained in the Notes to the Consolidated Financial Statements in the Company's annual report to security holders for the fiscal year ended April 30, 1994, and is hereby incorporated by reference.

NUMBER OF EMPLOYEES

    The Company, including its subsidiaries, has approximately 3,400 regular full-time employees. The highest number of persons employed by the Company during the fiscal year ended April 30, 1994, including seasonal employees, was approximately 82,800.

DESCRIPTION OF BUSINESS

H&R BLOCK TAX SERVICES, INC. ("TAX SERVICES")

    GENERALLY. The income tax return preparation and related services segment continues to be the Company's largest business segment. Such services are provided to the public through a system of offices operated by Tax Services or by others to whom Tax Services has granted franchises. References in this Section to "Tax Services" include H&R Block Tax Services, Inc., and its subsidiaries involved in the income tax return preparation business, and references in this Section to "H&R Block" include both Tax Services and its franchisees.

    Tax Services provides income tax return preparation services and electronic filing services worldwide and refund discounting services in Canada. In addition, H&R Block's Executive Tax
Service provides income tax return preparation services generally to taxpayers with more complicated returns. H&R Block served 18,107,000 taxpayers worldwide during fiscal year 1994, a decrease from the 18,182,800 taxpayers served in fiscal year 1993. "Taxpayers served" includes taxpayers for whom H&R Block prepared income tax returns as well as taxpayers for whom Block provided only electronic filing services.

    H&R Block also markets its knowledge of how to prepare income tax returns through its income tax training schools. These schools teach taxpayers how to prepare their own income tax returns, as well as provide Tax Services with a source of trained income tax return preparers. During the 1994 fiscal year, 133,458 students enrolled in H&R Block's basic and advanced income tax courses, compared to 133,268 students during fiscal year 1993.

    TAX RETURN PREPARATION. During the 1994 income tax filing season (January 3 through April 30), H&R Block offices prepared approximately 15,181,000 individual United States and Canadian income tax returns. About 13,037,000 of these returns were United States returns, constituting 12.2% of an Internal Revenue Service estimate of total U.S. individual income tax returns filed during that time period. Tax Services prepared approximately 2,144,000 Canadian returns filed with Revenue Canada during the 1994 income tax filing season, a decrease from the 2,225,000 Canadian returns prepared in the previous year.
H&R Block also prepares U.S. income tax returns in other countries and Australian tax returns in Australia. The returns prepared at offices in countries outside of the United States and Canada constituted 2.5% of the total returns prepared by H&R

Block in the last fiscal year. The following table shows the approximate number of income tax returns prepared at H&R Block offices in the United States and Canada during the last five tax filing seasons:

                          Tax Season Ended April 30
                               (in thousands)

                     1990    1991    1992    1993    1994
Returns prepared
(U.S. and Canada)   13,318  14,589  15,179  15,189  15,181

    During the tax season, most H&R Block offices are open from 9:00 a.m. to 9:00 p.m. weekdays and from 9:00 a.m. to 5:00 p.m. Saturdays and Sundays. Office hours are often extended during peak periods. Most tax preparation business is transacted on a cash basis. The procedures of Tax Services have been developed so that a customer's tax return is prepared in his or her presence, in most instances in less than one hour, on the basis of information furnished by the customer. In all Company-owned offices and most franchised offices, tax returns are prepared with the assistance of a computer. After the customer's return has been initially prepared, he or she is advised of the amount of his or her tax due or refund. The return, however, is retained and reviewed for theoretical accuracy. After completion of this review and after copies of the return have been made, the return is presented to the customer for signature and filing. These post-preparation procedures must be modified somewhat for customers who desire to have their returns electronically filed (see "Electronic Filing," below). If an H&R Block preparer makes an error in the preparation of a customer's tax return that results in the assessment of any interest or penalties on addi-tional taxes due, while H&R Block does not assume the liability for the additional taxes, it guarantees payment of the interest and penalties.

    EXECUTIVE TAX SERVICE. In addition to its regular offices, H&R Block offers tax return preparation services at Executive Tax Service offices in the United States and Canada. Appealing to taxpayers with more complicated returns, Executive Tax Service stresses the convenience of appointments, year-round tax service from the same preparer and private office interviews. The number of Executive Tax Service offices increased from 458 in fiscal year 1993 to 515 in 1994. In fiscal 1994, the number of Executive Tax Service clients increased to 513,726, compared to 432,497 in 1993 and 329,349 in 1992. Tax Services plans to continue to expand the Executive Tax Service segment of its tax return preparation business.

    ELECTRONIC FILING. Tax Services and its participating franchisees offer to taxpayers a service consisting of the electronic filing of individual income tax returns. Electronic filing reduces the amount of time required for a taxpayer to receive a federal tax refund and provides assurance to the client that the return, as filed with the Internal Revenue Service, is mathematically accurate. If the customer desires, he or she may have his or her refund deposited by the Treasury Department directly into his or her account at a financial institution designated by the customer. Tax Services and its franchisees filed approximately 7,559,000 tax returns electronically in 1994, compared to 7,302,000 in fiscal 1993 and 6,778,000 in fiscal 1992. In some areas of the United States in 1994, Tax Services offered the electronic filing service at no charge to those clients for whom H&R Block prepared the tax return.

    For U.S. returns, H&R Block offers a refund anticipation loan service in conjunction with its electronic filing service. In cooperation with selected national banking institutions, electronic filing customers who meet certain eligibility criteria are offered the opportunity to apply for loans from the banks in amounts based upon the customers' anticipated federal income tax refunds. Under this program, income tax return information is simultaneously transmitted by H&R Block to the Internal Revenue Service and the lending bank. Within a few days after the date of filing, a check in the amount of the loan, less a transaction fee (retained by the bank), is received by the refund anticipation loan customer. The Internal Revenue Service then deposits the participating customer's actual federal income tax refund into a designated account at the bank in order for the loan to be repaid. H&R Block's tax return preparation fee and electronic filing fee may be withheld from the loan proceeds and paid by the bank to Tax Services or the franchisee involved. Approximately 5,554,000 refund anticipation loans were processed in 1994 by H&R Block, compared to 5,662,000 in 1993.

    In 1994, H&R Block offered a service to transmit state income tax returns to state tax authorities in 18 states and plans to continue to expand this program as more states make this filing alternative available to their taxpayers. H&R Block also offered the electronic filing of U.S. income tax returns at offices located in Europe and the electronic filing of Australian and Canadian income tax returns at its offices in Australia and Canada, respectively.

    CASH BACK. In Canada, the Company and its franchisees offer a refund discount ("Cash Back") program to their customers. The procedures which H&R Block must follow in conducting the program are specified by Canadian law. In accordance with current Canadian regulations, if a customer's tax return indicates that such customer is entitled to a tax refund, a check is issued by H&R Block to the customer for an amount which is equal to the sum of (1) 85% of that portion of the anticipated refund which is less than or equal to $300 and (2) 95% of that portion of the refund in excess of $300. The customer assigns to H&R Block the full amount of the tax refund to be issued by Revenue Canada.
The refund check is then sent by Revenue Canada directly to H&R Block and deposited by H&R Block in its bank account. In accordance with the law, the discount is deemed to include both the tax return preparation fee and the fee for tax refund discounting. This program is financed by short-term borrowing. The number of returns discounted under the Cash Back program decreased from 871,592 in fiscal year 1993 to 663,951 in fiscal year 1994. A decrease in 1994 was anticipated by the Company due to changes in procedures for the distribution of welfare payments in Canada.

    OWNED AND FRANCHISED OFFICES. Most H&R Block offices are similar in appearance and usually contain the same type of furniture and equipment, in accordance with the specifications of Tax Services. Free-standing offices are generally located in business and shopping centers of large metropolitan areas and in the central business areas of smaller communities. All offices are open during the tax season. During the balance of the year only a limited number of offices are open, but through telephone listings, H&R Block personnel are available to provide service to customers throughout the entire year.

    In fiscal year 1994, H&R Block also operated 895 offices in department stores, including 731 offices in Sears, Roebuck & Co. stores operated as "Sears Income Tax Service by H&R Block." During the 1994 tax season, the Sears facilities constituted approximately 7.6% of the tax office locations of H&R Block. In 1994, the Sears locations were operated under a license agreement that expires on December 31, 1994. A new license agreement is currently being negotiated and the Company has every reason to believe that Tax Services' contractual relationship with Sears will continue. Tax Services believes its relations with Sears to be excellent and that both parties to the license arrangement view the operations thereunder to date as satisfactory.

    On April 15, 1994, there were 9,577 H&R Block offices in operation principally in all 50 states, the District of Columbia, Canada, Australia and Europe, compared to 9,511 offices in opera-tion on April 15, 1993. Of the 9,577 offices, 4,537 were owned and operated by Tax Services and 5,040 were owned and operated by independent franchisees. Of such franchised offices, 3,460 were owned and operated by "satellite" franchisees of Tax Services (described below), 907 were owned and operated by "major" fran-chisees (described below) and 673 were owned and operated by satellite franchisees of major franchisees. From time to time, the Company has acquired the operations of existing franchisees and Tax Services will continue to do so if future conditions warrant such acquisitions and satisfactory terms can be negotiated.

    Two types of franchises have principally been granted by the tax services segment of the Company. "Major" franchisees entered into agreements with the Company (primarily in the Company's early years) covering larger cities and counties and providing for the payment of franchise royalties based upon a percentage of gross revenues of their offices. Under the agreements, the Company granted to each franchisee the right to the use of the name "H&R Block" and provided a Policy and Procedure Manual and other supervisory services. Tax Services offers to sell furniture, signs, advertising materials, office equipment and supplies to major franchisees. Each major franchisee selects and trains the employees for his or her office or offices. Since March 1993, HRB Royalty, Inc., a Delaware corporation and a wholly-owned subsidiary of Tax Services, has served as the franchisor under the major franchise agreements.

    In smaller localities, Tax Services grants what it terms "satellite" franchises. A satellite franchisee receives from Tax Services signs, designated equipment, specialized forms, local advertising, initial training, and supervisory services and, consequently, pays the Company a higher percentage of his or her gross tax return preparation and related service revenues as a franchise royalty than do major franchisees. Substantially all of the satellite franchises of Tax Services are located in cities with populations of 15,000 or less. Some major franchisees also grant satellite franchises in their respective areas.

    It has always been the policy of the Company to grant tax return preparation franchises to qualified persons without an initial franchise fee; however, the policy of Tax Services is to require a deposit to secure compliance with franchise contracts. The deposit fund as of April 30, 1994, amounted to $2,378,000.

    SEASONALITY OF BUSINESS. Since most of the customers of Tax Services file their tax returns during the period from January through April of each year, substantially all of Tax Services' revenues from income tax return preparation, related services and franchise royalties are received during this period. As a result, Tax Services operates at a loss through the first nine months of its fiscal year. Historically, such losses primarily reflect payroll of year-round personnel, training of income tax preparers, rental and furnishing of tax offices, and other costs and expenses relating to preparation for the following tax season.

    SERVICE MARKS AND TRADEMARKS. HRB Royalty, Inc., a Delaware corporation and a wholly-owned subsidiary of Tax Services, owns the following service marks registered on the principal register of the United States Patent Office:

             H&R Block in Two Distinct Designs
             The Income Tax People
             H&R Block Income Tax and Design
             Income Tax Saver
             Executive (when used in connection with the
              preparation of income tax returns for others)
             Rapid Refund H&R Block and Design

    Tax Services has a license to use the trade names and service marks of HRB Royalty, Inc., in the conduct of the business of Tax
Services.

    In addition, HRB Royalty, Inc., owns the following unregistered service marks and trademarks:

             America's Largest Tax Service
             Nation's Largest Tax Service

    COMPETITIVE CONDITIONS. The tax return preparation and electronic filing business is highly competitive. Tax Services considers its primary source of tax return preparation competition to be the individual who prepares his own tax return.

In addition, there are substantial numbers of tax return prepara-tion firms. Many of these firms and many firms not otherwise in the tax return preparation business are involved in providing electronic filing and refund anticipation loan services to the public. Commercial tax return preparers and electronic filers are highly competitive with regard to price, service and reputation for quality. Tax Services believes that in terms of the number of offices and tax returns prepared it is the largest tax return preparation firm in the United States. Tax Services also believes that in terms of the number of offices and tax returns electronically filed in fiscal year 1994, it is the largest provider of electronic filing services in the United States.

COMPUSERVE INCORPORATED ("COMPUSERVE")

    GENERALLY. CompuServe, the Company's information services and computer communications subsidiary based in Columbus, Ohio, operates through three divisions - Information Services, Network Services and Support Services. CompuServe became a wholly-owned subsidiary of the Company in May 1980 and is presently a wholly-owned subsidiary of H&R Block Group, Inc. From its origins as a computer time-sharing firm, CompuServe has become a leading provider of computer-based information and communications services to businesses and individual owners of personal computers. CompuServe's highly sophisticated and efficient telecommunications network links CompuServe subscribers and system users to each other, to CompuServe's central computer facilities or to other computer centers and data bases distributed across the country and around the world. As of April 30, 1994, CompuServe's telecommunications network extended to 349 metropolitan local access points in the United States, covering all major metropolitan areas and many rural locations. Through the use of supplementary and other networks, CompuServe provides network coverage in the United States and in approximately 100 foreign countries which have public networks. CompuServe has also established local dial access points in more than 140 cities in ten countries.

    CompuServe's largest division is its Information Services Division. The CompuServe Information Service, the online service for personal computer owners, provides subscribers with access to data stored on mainframes and networked personal computers. CompuServe is one of the leading providers of information services to national and international markets. The total number of subscribers to CompuServe Information Services increased to more than 1.8 million personal computer owners worldwide at the end of fiscal year 1994, compared to approximately 1.3 million at the end of the previous year. Membership in 1994 grew by more than 100% in Europe to 100,000 subscribers, helped in part by a new office in Paris. Among the services accessible through CompuServe's information system are online shopping services, stock market brokerage services and airline reservation services. Customers can also play computer games, conduct research, send and receive messages and exchange helpful tips about computer use through special interest bulletin boards called "Forums" simply by connecting their personal computers to an ordinary telephone line.

    Through its Information Services Division, CompuServe has also developed a wide range of business services that enable companies to link their employees with the information needed to conduct business. The services include electronic mail, internal corporate information systems for diverse applications, and a host of business-related databases. Electronic mail and other communications systems provided by CompuServe allow business users flexible, two-way access to information in operating areas such as sales, marketing, investment research and information management. Through the use of these systems, suppliers and customers are able to access information easily and securely through personal computers and computer terminals.

    CompuServe's Network Services Division provides value-added packet data network, frame relay and local area network services to corporations and many other diverse organizations. The network offers these organizations an exceptionally fast and reliable data communications system which can be customized to meet their particular requirements. The number of clients of the Network Services Division totalled 586 at the end of fiscal year 1994, an increase from the 484 clients at the end of fiscal year 1993.

    One of the many applications for which the CompuServe network is utilized by its customers relates to point-of-sale transactions. CompuServe is a leading provider of value-added telecommunications services for point-of-sale authorization of credit card purchases. Using the CompuServe network, a merchant can pass a customer's card through a computer terminal and determine almost instantly whether the card is valid.

    In addition to providing technical support to all other divisions of CompuServe, the Support Services Division of CompuServe again in fiscal year 1994 lent its expertise to the income tax return preparation and related services segment of the Company in the nationwide operation of H&R Block Tax Services, Inc.'s electronic filing program. The system developed and implemented by the Support Services Division ensured fast, accurate, high-volume transmission and processing of tax return refund claims. The Support Services Division also developed the income tax return preparation software used in H&R Block offices nationwide during fiscal year 1994.

    Fiscal year 1994 saw the introduction of CompuServe CD, the multimedia companion to the CompuServe Information Service that combines CD-ROM based information, applications, sound, graphics and video with CompuServe's online services.

    Subsequent to the end of fiscal year 1994, CompuServe disposed of CompuServe Data Technologies, a division that marketed database management software, and Collier-Jackson, Inc., a subsidiary of CompuServe that marketed newspaper management and financial software.

    SERVICE MARKS, TRADEMARKS, PATENTS OR COPYRIGHTS. CompuServe owns the following service marks registered on the principal register of the United States Patent Office:

             CompuServe
             EasyPlex
             The Electronic Mall
             B+ Protocol
             Forum
             CB Simulator

    In addition, CompuServe owns the following trademarks registered on the principal register of the United States Patent
Office:

             CompuServe Information Manager
             InfoPlex
             B Protocol
             WINCIM
             FRAME-Net

    CompuServe also owns or claims numerous unregistered service marks or trademarks.

    CompuServe presently holds no patents on its software programs. CompuServe is licensed by others to use various software programs and offers such programs to customers on a surcharge basis.

    COMPETITIVE CONDITIONS. The online information and remote computer services businesses are highly competitive and consist of a large number of companies. The Company believes that, in terms of subscriber base, CompuServe is the largest provider of worldwide online information services. The remote computer services industry is highly fragmented and no single supplier can be considered to occupy a dominant position in the industry. CompuServe's Network Division continues to compete successfully with competitors who have larger sales and technical organizations than CompuServe.

BLOCK FINANCIAL CORPORATION ("BFC")

    GENERALLY. Block Financial Corporation, a Delaware corporation and a subsidiary of H&R Block Group, Inc., was incorporated in May 1992 and such corporation, or a subsidiary thereof, is involved in investing in refund anticipation loans, offering H&R Block and CompuServe bank cards, leasing computer equipment to franchisees of H&R Block Tax Services, Inc. (or one of its subsidiaries), extending equity lines of credit to such franchisees, providing business insurance services to H&R Block Tax Services, Inc., its franchisees and other subsidiaries of the Company, and, through a captive insurance subsidiary, reinsuring certain Company risks and providing insurance coverages for third-party businesses.

    BFC is a party to an agreement with Mellon Bank (DE) National Association ("Mellon") under which BFC purchases interests in a trust to which certain refund anticipation loans made by Mellon in the United States are sold. Mellon is one of the national banking institutions through which such loans are made to H&R Block electronic filing customers, as described in the section entitled "H&R Block Tax Services, Inc.," under "Electronic Filing." During fiscal year 1994, Mellon offered refund anticipation loans to customers of Tax Services and its franchisees in an area that included approximately one-half of the total of company-owned and satellite franchised offices in the United States. BFC purchased an interest of just under 50% in all refund anticipation loans made by Mellon during fiscal year 1994 at those tax offices in the Mellon territory. BFC's purchases were financed through short-term borrowing. BFC bears all of the risks associated with its interests in the refund anticipation loans.

    Through Columbus Bank and Trust Company, Columbus, Georgia, BFC had issued in excess of 45,000 credit cards by the end of
fiscal year 1994.   The "H&R Block ValueCard" is designed for
customers of H&R Block Tax Services, Inc., and the CompuServe Visa Card is designed for customers of CompuServe Incorporated. The cards currently feature a low annual fee, a market-based annual percentage rate of interest equivalent to the prime rate, plus 9.9%, and rebates for the services offered by Tax Services or CompuServe, as the case may be. BFC plans to introduce a value-added on-line transaction review service for customers with a CompuServe Visa Card.

    In a program designed to help franchise owners automate their income tax return preparation operations in an economical manner, Franchise Partner, Inc., a subsidiary of BFC, offers direct finance capital leases to franchisees of either H&R Block Tax Services, Inc., or one of its subsidiary corporations in order to finance computer equipment. The leases offered are for terms of 24 or 36 months.

    Franchise Partner, Inc., also offers to such franchisees equity lines of credit which must be used for purposes related to the operation of the franchise. A franchise equity line of credit is secured by the franchise itself. The program is designed to provide franchise owners with lines of credit with reasonable interest rates in order to better enable the franchisees to refinance existing business debt, expand or renovate offices or meet off-season cash flow needs. The minimum line of credit amount is generally $10,000 and the standard term for an equity line of credit is five years (with provisions for automatic extensions of such term). In most states during fiscal year 1994, draws against a line of credit were charged a variable monthly interest rate of the prime interest rate, plus one percent.

    At the end of fiscal year 1994, the operations of the personal finance software (Managing Your Money (copyright)) portion of MECA Software, Inc., were combined with BFC. BFC intends to expand the market for such software beyond the consumer market to an integrated system designed to tie financial service companies to their customers.

    COMPETITIVE CONDITIONS. The credit card, computer equipment leasing, lending and insurance businesses are highly competitive and consist of a large number of companies. No single supplier can be considered to occupy a dominant position in any of these businesses.

ITEM 2. PROPERTIES.

    The executive offices of both the Company and H&R Block Tax Services, Inc., are located at 4410 Main Street, Kansas City, Missouri, in a three-story building owned by Tax Services which was constructed in 1963 and expanded in 1965, 1973 and 1981. Tax Services has acquired property adjacent to such building and an additional expansion is in the planning stages. Most other offices of Tax Services (except those in department stores) are operated in premises held under short-term leases providing fixed monthly rentals, usually with renewal options.

    CompuServe's executive offices are located in an office complex in Columbus, Ohio, owned by CompuServe. CompuServe also owns and occupies two other buildings in the Columbus area and has broken ground on new facilities in the Columbus area (presently planned for occupancy in the third quarter of fiscal year 1996). In addition, CompuServe leases office space in three other buildings in the Columbus area and in a number of other locations in the United States and Europe. CompuServe owns SC30M computer systems purchased from Systems Concepts, Inc., and has assembled several SC-30 and SC-40 processors on-site via an agreement with such firm. CompuServe also owns central processors manufactured by Digital Equipment Corporation and located in its two computer centers. Due to the varying demands of different computer programs on the capabilities of the com-puter hardware, it is not possible to define a single measurement of the hardware capacity.

    The executive offices of Block Financial Corporation are located in leased offices at 4435 Main Street, Kansas City, Missouri.

ITEM 3. LEGAL PROCEEDINGS.

    There are no material legal proceedings pending by or against the Company or any of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended April 30, 1994.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

    The executive officers of the Company, each of whom has been elected to serve at the discretion of the Board of Directors of the Company, are:

    Name and age                           Office(s)
- - - - ----------------------             ------------------------------
Henry W. Bloch (71)                Chairman of the Board since
                                   August 1989; Chief Executive
                                   Officer from 1974 through July
                                   1992; President from 1962
                                   through July 1989; Member of
                                   the Board of Directors since
                                   1955.

Thomas M. Bloch (40)               President since August 1989;
                                   Chief Executive Officer since
                                   August 1992; Chief Operating
                                   Officer from August 1989
                                   through July 1992; Executive
                                   Vice President from August
                                   1988 through July 1989; Member
                                   of the Board of Directors
                                   since 1983.

William F. Evans (46)              Senior Vice President,
                                   Corporate Operations, since
                                   August 1992.  See Note 1.

William P. Anderson (45)           Vice President, Corporate
                                   Development, since December
                                   1991; Chief Financial Officer
                                   since August 1992.  See Note
                                   2.

Robert L. Arnold (51)              Vice President since February
                                   1986; Director of Internal
                                   Audit since 1978.

Ozzie Wenich (51)                  Vice President, Corporate Con-
                                   troller and Treasurer since
                                   March 1994; Vice President and
                                   Corporate Controller from Sep-
                                   tember 1985 until March 1994.

Note 1: Mr. Evans was Executive Vice President and Chief Financial Officer of Dun & Bradstreet Software Services, Inc., Atlanta, Georgia, from 1990 through July 1992; and Executive Vice President and Chief Financial Officer of Management Science America, Inc., Atlanta, Georgia, from 1988 until 1990.

Note 2: Mr. Anderson was a partner in KPMG Peat Marwick, accounting firm, from 1984 until December 1991, in Atlanta, Georgia, serving in various capacities, including responsibility for the firm's national corporate finance consulting practice.

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

    The information called for by this item is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1994, under the heading "Common Stock Data," and is hereby incorporated by reference. The Company's Common Stock is traded principally on the New York Stock Exchange. The Company's Common Stock is also traded on the Pacific Stock Exchange. On June 10, 1994, there were 35,485 stockholders of the Company.

ITEM 6. SELECTED FINANCIAL DATA.

    The information called for by this item is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1994, under the heading "Selected Financial
Data," and is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

    The information called for by this item is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1994, under the headings "Management's Discussion and Analysis of Results of Operations" and "Management's Discussion and Analysis of Liquidity and Capital Resources," and is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information called for by this item and listed at Item
14(a)1 is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1994, and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

    There has been no change in the registrant's accountants during the two most recent fiscal years or any subsequent interim time period.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information called for by this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after April 30, 1994, in the section titled "Election of Directors" and in Item 4a of Part I of this report, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information called for by this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after April 30, 1994, in the section titled "Compensation of Executive Officers," and is incorporated herein by reference, except that information contained in such section under the subtitles "Performance Graphs" and "Compensation Committee Report" is not incorporated herein by reference and is not to be deemed "filed" as part of this filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

    The information called for by this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after April 30, 1994, in the section titled "Election of Directors" and in the section titled "Information Regarding Security Holders," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information called for by this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after April 30, 1994, in the section titled "Election of Directors," and in the section titled "Compensation of Executive Officers," and is incorporated herein by reference, except that information contained in the section titled "Compensation of Executive Officers" under the subtitles "Performance Graphs" and "Compensation Committee Report" is not incorporated herein by reference and is not deemed "filed" as part of this filing.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

   (a)  1.  FINANCIAL STATEMENTS

            The following consolidated financial
            statements of H&R Block, Inc., and
            Subsidiaries are incorporated by reference to the Company's annual report to security holders for the year ended April 30, 1994:

                                                          Page

            Consolidated Statements of Earnings            19
            Consolidated Balance Sheets                    20
            Consolidated Statements of Cash Flows          21
            Notes to Consolidated Financial Statements     22
            Quarterly Financial Data                       27
            Independent Auditors' Report                   29

       2.   FINANCIAL STATEMENT SCHEDULES

            Independent Auditors' Report

            Schedule I - Marketable Securities - Other Security
               Investments

            Schedule II - Amounts Receivable from Related Parties
               and Underwriters, Promoters and Employees Other
               Than Related Parties

            Schedule VIII - Valuation and Qualifying Accounts

            Schedule IX - Short-Term Borrowings

            Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the financial statements or notes thereto.

       3.   EXHIBITS

             3(a)   Restated Articles of Incorporation
                    of H&R Block, Inc., as amended,
                    filed as Exhibit 4(a) to the Com-
                    pany's quarterly report on Form 10-
                    Q for the quarter ended October 31,
                    1991, are incorporated herein by
                    reference.

             3(b)   Bylaws of H&R Block, Inc., as
                    amended, filed as Exhibit 4 to the
                    Company's quarterly report on Form
                    10-Q for the quarter ended October
                    31, 1989, are incorporated by
                    reference.

             4(a)   Conformed copy of Rights Agreement
                    dated as of July 14, 1988 between
                    H&R Block, Inc., and Centerre Trust
                    Company of St. Louis, filed on
                    August 9, 1993 as Exhibit 4(c) to
                    the Company's Registration
                    Statement on Form S-8 (File No. 33-
                    67170), is incorporated herein by
                    reference.

             4(b)   Form of Certificate of Designation,
                    Preferences and Rights of
                    Participating Preferred Stock of
                    H&R Block, Inc., filed on August 9,
                    1989 as Exhibit 4(d) to the
                    Company's Registration Statement on
                    Form S-8 (File No. 33-30453), is
                    incorporated by reference.

             4(c)   Copy of Amendment to Rights
                    Agreement dated as of May 9, 1990
                    between H&R Block, Inc., and
                    Boatmen's Trust Company, filed as
                    Exhibit 4(c) to the Company's
                    annual report on Form 10-K for the
                    fiscal year ended April 30, 1990,
                    is incorporated herein by
                    reference.

             4(d)   Copy of Second Amendment to Rights
                    Agreement dated September 11, 1991
                    between H&R Block, Inc., and
                    Boatmen's Trust Company, filed as
                    Exhibit 4(b) to the Company's
                    quarterly report on Form 10-Q for
                    the quarter ended October 31, 1991,
                    is incorporated herein by
                    reference.

            10(a)   The Company's 1984 Long-Term
                    Executive Compensation Plan, as
                    amended (terminated as of September
                    8, 1993, except with respect to
                    awards then outstanding
                    thereunder), filed as Exhibit 28(a)
                    to the Company's quarterly report
                    on Form 10-Q for the quarter ended
                    October 31, 1991, is incorporated
                    herein by reference.

            10(b)   The Company's 1993 Long-Term
                    Executive Compensation Plan, filed
                    as Exhibit 10 to the Company's
                    quarterly report on Form 10-Q for
                    the quarter ended October 31, 1993,
                    is incorporated herein by
                    reference.

            10(c)   The H&R Block Long-Term Performance
                    Program, as amended.

            10(d)   The H&R Block Deferred Compensation
                    Plan for Directors, as amended.

            10(e)   The H&R Block Deferred Compensation
                    Plan for Executives, as amended.

            10(f)   The H&R Block Supplemental Deferred
                    Compensation Plan for Executives.

            10(g)   The Amended and Restated H&R Block,
                    Inc. Retirement Plan for Non-
                    Employee Directors, filed as
                    Exhibit 10(e) to the Company's
                    annual report on Form 10-K for the
                    fiscal year ended April 30, 1989,
                    is incorporated herein by
                    reference.

            10(h)   The Company's 1989 Stock Option
                    Plan for Outside Directors, as
                    amended, filed as Exhibit 28(b) to
                    the Company's quarterly report on
                    Form 10-Q for the quarter ended
                    October 31, 1991, is incorporated
                    herein by reference.

            11      Statement re Computation of Per
                    Share Earnings.

            13      Those portions of the annual report
                    to security holders for the fiscal
                    year ended April 30, 1994 which are
                    expressly incorporated by reference
                    in this filing are filed as Exhibit 13
                    hereto.

            21      Subsidiaries of the Company.

            23      The consent of Deloitte & Touche,
                    Certified Public Accountants, is located immediately after the signature pages contained in this filing.

  (b)       Reports on Form 8-K.

            The Company did not file any current reports on Form 8-K during the fourth quarter of the year ended
            April 30, 1994.

                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

                                   H&R BLOCK, INC.

    June 22, 1994                  By/s/ Thomas M. Bloch
                                     ---------------------------
                                     Thomas M. Bloch, President
                                     and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                               Title
- - - - -----------------------                 -----------------------


/s/ Thomas M. Bloch                     President, Chief
- - - - -----------------------                 Executive Officer and
Thomas M. Bloch                         Director (principal
                                        executive officer)

/s/ G. Kenneth Baum                     Director
- - - - -----------------------
G. Kenneth Baum


/s/ Henry W. Bloch                      Director
- - - - -----------------------
Henry W. Bloch


/s/ Robert E. Davis                     Director
- - - - -----------------------
Robert E. Davis


/s/ Donna R. Ecton                      Director
- - - - -----------------------
Donna R. Ecton


/s/ Henry F. Frigon                     Director
- - - - -----------------------
Henry F. Frigon


/s/ Roger W. Hale                       Director
- - - - -----------------------
Roger W. Hale

               (Signed as to each on June 22, 1994)

     Signature                               Title
- - - - --------------------------              -------------------------


/s/ Marvin L. Rich                      Director
- - - - --------------------------
Marvin L. Rich


/s/ Frank L. Salizzoni                  Director
- - - - --------------------------
Frank L. Salizzoni


/s/ Morton I. Sosland                   Director
- - - - --------------------------
Morton I. Sosland


/s/ William P. Anderson                 Vice President, Corporate
- - - - --------------------------              Development and Chief
William P. Anderson                     Financial Officer
                                        (principal financial
                                        officer)

/s/ Ozzie Wenich                        Vice President, Corporate
- - - - --------------------------              Controller and Treasurer
Ozzie Wenich                            (principal accounting
                                        officer)

               (Signed as to each on June 22, 1994)

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Post-Effective Amendment No. 4 to Registration Statement No. 33-185 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issued under the 1984 Long-Term Executive Compensation Plan) on Form S-8 and Registration Statement No. 33-33889 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issuable under the 1989 Stock Option Plan for Outside Directors) on Form S-8 of our reports dated June 21, 1994, appearing in and incorporated by reference in this Annual Report on Form 10-K of H&R Block, Inc. and subsidiaries for the year ended April 30, 1994.




/s/Deloitte & Touche

Kansas City, Missouri
July 28, 1994

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
H&R Block, Inc.
Kansas City, Missouri

We have audited the consolidated financial statements of H&R Block, Inc. and subsidiaries as of April 30, 1994 and 1993 and for each of the three years in the period ended April 30, 1994, and have issued our report thereon dated June 21, 1994; such consolidated financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of H&R Block, Inc. and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche

Kansas City, Missouri
June 21, 1994

                                                       H&R BLOCK, INC.
                                                      AND SUBSIDIARIES

                               Schedule I - MARKETABLE SECURITIES - OTHER SECURITY INVESTMENTS

                                                       APRIL 30, 1994
                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 CURRENT ASSETS:
   MUNICIPAL BONDS:
     Richfield, Minnesota Independent School District
       General Obligation Series 1993 B Floating Rate,
       Tax Exempt Adjustable Rate Bonds.  Rate resets
       monthly on the first.                                    2,000,000     $2,000,000     $2,000,000     $2,000,000

     Richfield, Minnesota Independent School District
       General Obligation School Building Series 1993 B
       Floating Rate, Tax Exempt Adjustable Rate Bonds.
       Rate resets monthly on the first.                        2,260,000      2,260,000      2,260,000      2,260,000

     Richfield, Minnesota Independent School District
       General Obligation School Building Series 1993 B
       Floating Rate, Tax Exempt Adjustable Rate Bonds.
       Rate resets monthly on the first.                        1,315,000      1,315,000      1,315,000      1,315,000

     Puerto Rico Commonwealth, Tax Exempt Adjustable Rate
       Bond.  Rate resets every 28 days.                        1,700,000      1,700,000      1,700,000      1,700,000

     McLean County, North Dakota Solid Waste Disposal
       Revenues National Rural Utility COOP, Tax Exempt
       Adjustable Rate Bonds.  Rate resets every 32 days.       3,200,000      3,200,000      3,200,000      3,200,000

     Washington State Public Power Supply System #2, Tax
       Exempt Adjustable Rate Bonds.  Rate resets every 35
       days.                                                    1,580,000      1,580,000      1,580,000      1,580,000

     Philadelphia Hospital Pennsylvania, Tax Exempt
       Adjustable Rate Bonds.  Rate resets every 35 days.       2,450,000      2,450,000      2,450,000      2,450,000

     Illinois Housing Development Authority, Tax Exempt
       Adjustable Rate Bonds.  Rate resets every 35 days.       5,000,000      5,000,000      5,000,000      5,000,000

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 CURRENT ASSETS (continued):
   MUNICIPAL BONDS (continued):
     Massachusetts Health and Education Facility
       Authority for Boston University, Tax Exempt
       Adjustable Rate Bonds.  Rate resets every 35 days.       6,250,000      6,249,312      6,250,000      6,250,000

     Georgia State General Obligation Series A - Private
       Placement, Tax Exempt Adjustable Rate Bonds.  Rate
       resets every 36 days.                                    3,140,000      3,140,000      3,140,000      3,140,000

     Georgia State General Obligation Series A - Private
       Placement, Tax Exempt Adjustable Rate Bonds.  Rate
       resets every 30 days.                                    4,300,000      4,300,000      4,300,000      4,300,000

     California State Housing University Revenues, Tax
       Exempt Adjustable Rate Bonds.  Rate resets every 30
       days.                                                    7,600,000      7,600,000      7,600,000      7,600,000

     Fairfax County, Virginia Industrial Development
       Authority Revenues, Tax Exempt Adjustable Rate
       Bonds.  Rate resets every 29 days.                       9,000,000      9,000,000      9,000,000      9,000,000

     San Francisco, California City and County Sewer
       Revenue Float, Tax Exempt Adjustable Rate Bonds.
       Rate resets every 28 days.                               2,800,000      2,800,000      2,800,000      2,800,000

     Los Angeles, California Waste Water System Revenues
       1992 B, Tax Exempt Adjustable Rate Bonds.  Rate
       resets every 34 days.                                    4,000,000      4,000,000      4,000,000      4,000,000

     Pre-Refunded Pooled Private Placement, Tax Exempt
       Adjustable Rate Bonds.  Rate resets every 35 days.       5,000,000      5,000,000      5,000,000      5,000,000

     First California Pre-Refunded, Tax Exempt Adjustable
       Rate Bonds.  Rate resets every 36 days.                  5,000,000      5,000,000      5,000,000      5,000,000

     First California Pre-Refunded, Tax Exempt Adjustable
       Rate Bonds.  Rate resets every 35 days.                  1,100,000      1,100,000      1,100,000      1,100,000

     Pre-Refunded Pooled Private Placement, Tax Exempt
       Adjustable Rate Bonds.  Rate resets every 35 days.       3,500,000      3,500,000      3,500,000      3,500,000

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 CURRENT ASSETS (continued):
   MUNICIPAL BONDS (continued):
     New York City Municipal Water Financial Authority
       Water and Sewer Systems Revenues, Tax Exempt
       Adjustable Rate Bonds.  Rate resets every 35 days.       2,000,000      2,000,000      2,000,000      2,000,000

     Missouri State Environment Transportation and Energy
       Revenue (Union Electric Company), Tax Exempt
       Adjustable Rate Bonds.  Rate resets every 35 days.       5,000,000      4,999,850      5,000,000      5,000,000

     City of Chelsea, Massachusetts Lease Revenues Series
       A, Tax Exempt Adjustable Rate Bonds.  Rate resets
       every 35 days.                                           5,000,000      5,000,000      5,000,000      5,000,000

     Underwood, North Dakota Pollution Control Revenues
       (COOP Power Association Project) Series A, Tax
       Exempt Adjustable Rate Bonds.  Rate resets every 34
       days.                                                    5,000,000      5,000,000      5,000,000      5,000,000

     Los Angeles, California Waste and Water System
       Revenues Series 1992 B, Tax Exempt Adjustable Rate
       Bonds.  Rate resets every 36 days.                       4,000,000      4,000,000      4,000,000      4,000,000

     Washington State Housing Financial Single Family
       Mortgage Revenues Refunding, Tax Exempt Adjustable
       Rate Bonds.  Rate resets every 36 days.                  2,100,000      2,100,000      2,100,000      2,100,000

     Missouri State Environmental Transportation and
       Energy Revenues (Union Electric), Tax Exempt
       Adjustable Rate Bonds.  Rate resets every 36 days.       2,900,000      2,900,000      2,900,000      2,900,000

     City of Chelsea, Massachusetts Lease Revenues Series
       A, Tax Exempt Adjustable Rate Bonds.  Rate resets
       every 36 days.                                           2,000,000      2,000,000      2,000,000      2,000,000

     Montana State Health Facility Authority, Tax Exempt
       Adjustable Rate Bonds.  Rate resets every 35 days.       3,650,000      3,650,000      3,650,000      3,650,000

     New York, New York City Municipal Water Financial
       Authority Water and Sewer Revenue Fiscal 1989 B,
       Tax Exempt Adjustable Rate Bonds.  Rate resets
       every 36 days.                                           5,000,000      5,000,000      5,000,000      5,000,000

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 CURRENT ASSETS (continued):
   MUNICIPAL BONDS (continued):
     California State Department of Water Resource, Tax
       Exempt Adjustable Rate Bonds.  Rate resets every 39
       days.                                                    8,700,000      8,700,000      8,700,000      8,700,000

     Vermont Student Assistance Corporation Series E, Tax
       Exempt Adjustable Rate Bonds.  Rate resets every 35
       days.                                                    2,300,000      2,300,000      2,300,000      2,300,000

     Student Loan Acquisition Authority of Arizona Series
       1994 A-2 "AGES", Tax Exempt Adjustable Rate Bonds.
       Rate resets every 35 days.                               5,000,000      5,000,000      5,000,000      5,000,000

     City of Wamego, Kansas (Western Resources Project)
       Pollution Control Revenues, Tax Exempt Adjustable
       Rate Bonds.  Rate resets every 16 days.                  5,000,000      4,999,450      4,999,450      4,999,450

     Massachusetts Bay Transportation Authority General
       Transportation System Series A, Tax Exempt
       Adjustable Rate Bonds.  Rate resets every 137 days.      1,500,000      1,501,080      1,501,080      1,500,432

     New York State Dormitory Authority Revenues for
       Cornell University, Tax Exempt Adjustable Rate
       Bonds.  Rate resets every 35 days.                       5,000,000      5,000,000      5,000,000      5,000,000

     New York State Urban Development 1994-7, Tax Exempt
       Adjustable Rate Bonds.  Rate resets every 128 days.      5,000,000      5,000,000      5,000,000      5,000,000

     State of Washington General Obligation 1994-15, Tax
       Exempt Adjustable Rate Bonds.  Rate resets every
       118 days.                                                3,400,000      3,400,000      3,400,000      3,400,000

     Oklahoma City, Oklahoma Municipal Improvement
       Authority Water System Revenue Bonds Series 1985 A,
       Tax Exempt Municipal Bonds.  7.75%  Mature May 1,
       1994.                                                      500,000        500,000        500,000        500,000

     Missouri State Health and Education Facility for John
       Knox Village.  Letter of Credit at Security
       Pacific.  7.375%  Mandatory tender May 1, 1994 at
       par.                                                     1,000,000        996,250      1,000,250      1,000,000

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 CURRENT ASSETS (continued):
   MUNICIPAL BONDS (continued):
     Michigan State Hospital Finance Authority Revenue
       Bonds for Henry Ford Hospital, Series 1984-A.
       10.50%  Callable May 1, 1994 at 102.                       660,000        754,941        673,477        660,000

     Missouri State Health and Educational Facilities
       Authority for John Knox Village Revenue Bond.
       7.375%  Mandatory put May 1, 1994 at par.                  745,000        773,362        745,186        745,000

     Tonawanda Town, New York Bond Anticipation Notes.
       2.75%  Mature May 12, 1994.                              2,250,000      2,249,887      2,249,181      2,250,000

     Missouri State Health and Education Facility
       Authority Revenue Series B, St. Louis University.
       6.20%  Matures June 1, 1994.                               455,000        455,000        456,411        455,000

     State of Texas Veterans Land Housing Division 1983
       Authority, General Obligation Bond, Series A.
       9.00%  Callable June 1, 1994.                            1,000,000      1,102,520      1,025,000      1,043,600

     Minneapolis, Minnesota Water and Sewer Revenues
       Series 1992, Tax Exempt Municipal Notes.  4.75%
       Callable June 1, 1994 at par.                            2,500,000      2,507,525      2,510,623      2,502,508

     Fraser, Colorado Industrial Development Revenue
       Refunding Series 1993 (Safeway, Inc. Project), Tax
       Exempt Adjustable Put Bonds.  2.75%  Mandatory put
       June 1, 1994.                                            2,100,000      2,100,000      2,100,000      2,100,000

     Tremonton City, Utah Industrial Development Revenue
       Refunding Series 1993 (Safeway, Inc. Project), Tax
       Exempt Adjustable Put Bonds.  2.75%  Mandatory put
       June 1, 1994.                                            1,300,000      1,300,000      1,300,000      1,300,000

     South Essex, Massachusetts Sewer District Temporary
       Notes General Obligation, Tax Exempt Municipal
       Notes.  2.75%  Mature June 17, 1994.                     5,000,000      4,994,300      4,992,495      4,997,557

     California Statewide Community Development Authority
       Revenues Pool Series A, Tax Exempt Municipal Notes.
       3.25%  Mature June 30, 1994.                             5,000,000      5,008,600      5,001,400      5,003,440

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 CURRENT ASSETS (continued):
   MUNICIPAL BONDS (continued):
     Philadelphia, Pennsylvania School District Tax and
       Revenue Anticipation Notes, Tax Exempt Municipal
       Notes.  3.625%  Mature June 30, 1994.                    5,000,000      5,013,650      5,003,250      5,006,825

     Philadelphia, Pennsylvania School District Tax and
       Revenue Anticipation Notes, Tax Exempt Municipal
       Notes.  3.625%  Mature June 30, 1994.                    2,500,000      2,506,225      2,501,625      2,503,113

     California School Cash Reserve Program Authority
       Series A, Tax Exempt Municipal Notes.  3.40%
       Mature July 5, 1994.                                     5,000,000      5,007,250      5,002,000      5,004,833

     Lake County School District #116, Illinois Tax
       Anticipation Warrants (Round Lake), Tax Exempt
       Municipal Notes.  4.00%  Mature July 19, 1994.             750,000        753,127        753,128        752,085

     California State Revenue Anticipation Warrants Series
       B, Tax Exempt Municipal Notes.  3.50%  Mature July
       26, 1994.                                                3,000,000      3,008,700      3,003,000      3,005,220

     California State Revenue Anticipation Warrants Series
       B, Tax Exempt Municipal Notes.  3.50%  Mature July
       26, 1994.                                                2,500,000      2,507,250      2,502,500      2,504,350

     Will County School District #161 (Summit Hill)
       Illinois Tax Anticipation Warrants, Tax Exempt
       Municipal Notes.  3.49%  Mature August 1, 1994.            500,000        500,540        500,540        500,324

     Denver, Colorado City and County Airport Revenue
       Bonds.  8.375%  Callable August 1, 1994 at par.          1,000,000      1,130,490      1,007,030      1,030,495

     Texas State General Obligation Bond.  6.50%  Matures
       August 1, 1994.                                          1,945,000      1,942,569      1,961,532      1,944,878

     Illinois Housing Development Authority Residential
       Revenue - Third Party Citibank, Tax Exempt
       Adjustable Put Bond.  2.70%  Optional put August 1,
       1994.                                                    5,000,000      5,001,200      5,002,400      5,000,600

     Illinois Housing Development Authority Series C, Tax
       Exempt Adjustable Put Bond.  2.70%  Mandatory put
       August 1, 1994.                                          3,520,000      3,517,466      3,521,690      3,518,733

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 CURRENT ASSETS (continued):
   MUNICIPAL BONDS (continued):
     Elizabeth, New Jersey Bond Anticipation Notes, Tax
       Exempt Municipal Notes.  3.60%  Mature August 3,
       1994.                                                    5,000,000      5,003,700      4,997,225      5,002,775

     New Mexico Mortgage Finance Authority Single Family
       Mortgage 1988 Series A (Federal Insurance of
       Guaranty Asset Loans), Tax Exempt Adjustable Put
       Bond.  3.125%  Optional put September 1, 1994.           2,360,000      2,360,000      2,384,822      2,360,000

     Passaic, New Jersey Tax Anticipation Notes, Tax
       Exempt Municipal Notes.  3.75%  Mature September
       22, 1994.                                                3,000,000      3,006,570      2,998,764      3,004,380

     Massachusetts Bay Transportation Authority General
       Obligation Notes Series B, Tax Exempt Municipal
       Notes.  3.25%  Mature September 30, 1994.                4,600,000      4,612,052      4,602,668      4,607,533

     Jersey City, New Jersey Bond Anticipation Notes, Tax
       Exempt Municipal Notes.  3.50%  Mature September
       30, 1994.                                                5,000,000      5,012,750      4,992,095      5,009,107

     Kansas City, Missouri Industrial Development
       Authority Hospital Revenue Bond 1984 Series A (St.
       Luke's Hospital) (Insured by Industrial Indemnity
       Company).  9.40%  Matures October 1, 1994.                 250,000        249,375        256,938        249,974

     Little Blue Valley, Missouri Sewer District Sewer
       System Refunding Revenue Bond.  7.80%  Matures
       October 1, 1994.                                           500,000        498,750        510,310        499,940

     Florida State Municipal Power, Tax Exempt Municipal
       Bond.  9.00%  Callable October 1, 1994.                  1,000,000      1,128,770      1,046,030      1,010,318

     Jacksonville, Florida St. John's River Power #1
       Electric Authority Revenue Bond, Series 2.  9.00%
       Matures October 1, 1994.                                 1,000,000      1,108,360      1,025,180      1,008,711

     City of Dallas, Texas Water Works and Sewer System
       Revenue Bond.  9.00%  Matures October 1, 1994.           1,550,000      1,714,161      1,589,432      1,563,239

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 CURRENT ASSETS (continued):
   MUNICIPAL BONDS (continued):
     Michigan State Building Authority Revenue Detroit
       Regional Prison Series I.  7.00%  Matures October
       1, 1994.                                                 1,000,000      1,019,500      1,017,840      1,001,741

     Nevada Housing Division Single Family Mortgage Senior
       Revenues Series B, Tax Exempt Adjustable Put Bond.
       3.25%  Optional put October 1, 1994 at par.              1,315,000      1,314,671      1,330,938      1,314,726

     Montana Board of Housing Single Family Mortgage
       Revenues Series C, Tax Exempt Adjustable Put Bond.
       3.25%  Optional put October 1, 1994 at par.              1,795,000      1,794,551      1,794,551      1,794,626

     Toledo, Ohio Bond Anticipation Notes, Tax Exempt
       Municipal Notes.  3.70%  Mature October 13, 1994.        2,360,000      2,362,313      2,357,279      2,361,982

     Kane County, Illinois School District #300 Tax
       Anticipation Warrants (Dundee/Carpenterville), Tax
       Exempt Municipal Notes.  3.98%  Mature October 19,
       1994.                                                    2,500,000      2,505,550      2,505,550      2,504,625

     Orange Township, New Jersey Tax Anticipation Notes,
       Tax Exempt Municipal Notes.  3.75%  Mature October
       28, 1994.                                                5,000,000      5,002,750      5,002,750      5,002,750

     Chicago O'Hare International Airport Revenue Bond
       Series B.  10.375%  Callable January 1, 1995 at
       103.                                                       500,000        587,210        534,735        513,562

     Chicago, Illinois Park District Capital Improvement
       Unlimited Tax General Obligation Bond.  9.70%
       Matures January 1, 1995.                                   550,000        618,992        569,630        559,199

     Florida State Jacksonville Transportation Authority
       General Obligation Bond.  9.00%  Matures January 1,
       1995.                                                    1,000,000      1,092,440      1,032,060      1,012,750

     Dallas County, Texas General Obligation Bond.  8.75%
       Matures January 10, 1994.                                  630,000        689,233        650,752        636,219
                                                                            ------------   ------------   ------------


                                                                             239,057,242    238,257,797    238,091,600
                                                                            ------------   ------------   ------------

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 CURRENT ASSETS (continued):
   REDEEMABLE PREFERRED STOCK:
     Muniyield Quality Fund Series A, Tax Exempt Money
       Market Preferred Stock                                          99      4,950,000      4,950,000      4,950,000

     Ford Holdings, Inc. Series A, Money Market Preferred
       Stock                                                           16      1,600,000      1,600,000      1,600,000

     Nuveen California Municipal Opportunity Fund Series
       W, Tax Exempt Money Market Preferred Stock                     200      5,000,000      5,000,000      5,000,000

     Voyager Minnesota Municipal Income Fund II Series A,
       Tax Exempt Money Market Preferred Stock                         71      3,550,000      3,550,000      3,550,000

     Paine Webber Premium Insured Municipal Income Fund C,
       Tax Exempt Money Market Preferred Stock                         60      3,000,000      3,000,000      3,000,000

     Asea Brown Boveri Limited Special Finance Series A,
       Money Market Preferred Stock                                     2      2,000,000      2,000,000      2,000,000

     Pacificorp Series A-1, Money Market Preferred Stock               26      2,600,000      2,600,000      2,600,000

     Van Kampen Investment Grade Florida, Tax Exempt Money
       Market Preferred Stock                                          86      4,300,000      4,300,000      4,300,000

     Seligman Select Municipal Fund Series B, Tax Exempt
       Money Market Preferred Stock                                    50      5,000,000      5,000,000      5,000,000

     Van Kampen Merritt Trust Investment Grade Florida,
       Tax Exempt Money Market Stock                                   83      4,150,000      4,150,000      4,150,000

     Muniyield Insured Fund Series D, Tax Exempt Money
       Market Preferred Stock                                         160      8,000,000      8,000,000      8,000,000

     Nuveen Premium Income Municipal Fund Series A, Tax
       Exempt Money Market Preferred Stock                             70      7,000,000      7,000,000      7,000,000

     Muniyield Quality I Series C, Tax Exempt Money Market
       Preferred Stock                                                100      5,000,000      5,000,000      5,000,000

     Voyager Minnesota Municipal Income Fund, Tax Exempt
       Money Market Preferred Stock                                   120      6,000,000      6,000,000      6,000,000

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 CURRENT ASSETS (continued):
   REDEEMABLE PREFERRED STOCK (continued):
     Muniyield Quality Fund Series C, Tax Exempt Money
       Market Preferred Stock                                         160      8,000,000      8,000,000      8,000,000

     Van Kampen Merritt Ohio Quality Municipal Trust, Tax
       Exempt Money Market Preferred Stock                             20      1,000,000      1,000,000      1,000,000

     Van Kampen Opportunity Trust Series B, Tax Exempt
       Money Market Preferred Stock                                   117      5,850,000      5,850,000      5,850,000

     Van Kampen Opportunity Trust Series B, Tax Exempt
       Money Market Preferred Stock                                   100      5,000,000      5,000,000      5,000,000

     Voyager Minnesota Municipal Income Fund, Tax Exempt
       Money Market Preferred Stock                                    80      4,000,000      4,000,000      4,000,000

     Voyager Minnesota Municipal Income Fund II Series B,
       Tax Exempt Money Market Preferred Stock                        100      5,000,000      5,000,000      5,000,000

     Fiat Corporation Series B, Money Market Preferred
       Stock                                                            5      5,000,000      5,000,000      5,000,000

     Duke Power Company Series A, Money Market Preferred
       Stock                                                           14      1,400,000      1,400,000      1,400,000

     Virginia Electric and Power Company, Money Market
       Preferred Stock                                                 13      1,300,000      1,300,000      1,300,000

     Nuveen Performance Series W, Tax Exempt Money Market
       Preferred Stock                                                200      5,012,300      5,017,500      5,012,300

     Nuveen Performance Series W, Tax Exempt Money Market
       Preferred Stock                                                160      4,014,000      4,014,000      4,014,000

     ACM Municipal Income Fund Series A, Tax Exempt Money
       Market Preferred Stock                                          50      2,504,961      2,504,961      2,504,961

     Nuveen New York Select Quality Series W, Tax Exempt
       Money Market Preferred Stock                                   120      3,006,371      3,006,371      3,006,371

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 CURRENT ASSETS (continued):
   REDEEMABLE PREFERRED STOCK (continued):
     Van Kampen Merritt Municipal Trust A, Tax Exempt
       Money Market Preferred Stock                                   100      5,025,500      5,025,500      5,025,500
                                                                            ------------   ------------   ------------
                                                                             118,263,132    118,268,332    118,263,132
                                                                            ------------   ------------   ------------

   OTHER:
     Rite Aid Corporation, Commercial Paper                     1,300,000      1,296,663      1,296,663      1,296,663

     Philadelphia, Pennsylvania Gas Works Revenue Notes
       Series A, Tax Exempt Commercial Paper                    5,000,000      5,000,000      5,000,000      5,000,000

     Emery County, Utah Pollution Control Revenues
       (Pacificorp Project) Series 1991, Tax Exempt
       Commercial Paper                                         4,200,000      4,200,000      4,200,000      4,200,000

     Municipal Electric Authority Georgia Money Market
       Municipal Project 1 Series A, Tax Exempt Commercial
       Paper                                                    5,000,000      5,000,000      5,000,000      5,000,000

     Sacramento Municipal Utility District Series H, Tax
       Exempt Commercial Paper                                  5,000,000      5,000,000      5,000,000      5,000,000

     Maryland Health and Higher Education Pooled Loan on
       Progress Revenue Notes (John Hopkins Hospital)
       Series C, Tax Exempt Commercial                          5,000,000      5,000,000      5,000,000      5,000,000

     Brazos River Harbor Navigation District of Brazoria
       County, Texas Variable Rate Pollution Control
       Revenues (The Dow Chemical Company) Series 1988, Tax
       Exempt Commercial Paper                                  2,500,000      2,500,000      2,500,000      2,500,000

     Venengo Industrial Development Authority Resource
       Recovery Revenues Series 1993 (Scrubgrass Project),
       Tax Exempt Commercial Paper                              2,400,000      2,400,000      2,400,000      2,400,000

     Wake County, North Carolina Industrial Facility and
       Pollution Control for Carolina Power and Light
       Project 1990 B, Tax Exempt Commercial Paper              5,000,000      5,000,000      5,000,000      5,000,000

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 CURRENT ASSETS (continued):
   OTHER (continued):
     Hoosier City of Sullivan, Indiana National Rural
       Utilities Co-op Financial Corporation (Hoosier
       Energy Rural Electric Co-op), Tax Exempt Commercial
       Paper                                                    3,200,000      3,200,000      3,200,000      3,200,000

     Anne Arundel County, Maryland Economic Development
       Revenues (Baltimore Gas and Electric) Series 1988,
       Tax Exempt Commercial Paper                              5,000,000      5,000,000      5,000,000      5,000,000

     Sweetwater County, Wyoming Environmental Improvement
       Revenue Bonds (Pacific Corporation Project) Series
       1990 A, Tax Exempt Commercial Paper                      2,200,000      2,200,000      2,200,000      2,200,000

     Salt Lake City, Utah Flexible Rate Revenue Bonds
       Series 1990, Tax Exempt Commercial Paper                 5,000,000      5,000,000      5,000,000      5,000,000

     Oklahoma Industries Authority Flexible Rate Hospital
       Revenues (Baptist Medical Center of Oklahoma) Series
       1990 B, Tax Exempt Commercial Paper                      5,000,000      5,000,000      5,000,000      5,000,000

     City and County of Denver, Colorado Airport Systems
       Revenue Bonds Series 1990 D, Tax Exempt Commercial
       Paper                                                    5,000,000      5,000,000      5,000,000      5,000,000

     Sarasota County Public Hospital District Sarasota
       Memorial Hospital Series B, Tax Exempt Commercial
       Paper                                                    5,450,000      5,450,000      5,450,000      5,450,000

     City of Petersburg, Indiana Pollution Control Revenues
       Series 1991 (Indianapolis Power and Light Project),
       Tax Exempt Commercial Paper                              4,700,000      4,700,000      4,700,000      4,700,000

     City of Maysville, Kentucky Solid Waste Disposal
       Revenues Series 1992, Tax Exempt Commercial Paper        1,035,000      1,035,000      1,035,000      1,035,000

     Markborough Properties, Inc., Commercial Paper             3,616,500      3,613,679      3,613,643      3,613,679

     Honda Canada, Inc., Commercial Paper                       2,531,550      2,527,626      2,527,575      2,527,626

     Ford Credit Canada, Limited, Commercial Paper              2,531,550      2,524,006      2,523,854      2,524,006

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 CURRENT ASSETS (continued):
   OTHER (continued):
     Ford Credit Canada, Limited, Commercial Paper              2,169,900      2,161,394      2,159,796      2,161,394

     Confederation Life Insurance Company, Commercial Paper     2,531,550      2,518,234      2,517,977      2,518,234

     Confederation Life Insurance Company, Commercial Paper     2,531,550      2,515,829      2,515,551      2,515,829

     Confederation Life Insurance Company, Commercial Paper     2,531,550      2,512,614      2,512,135      2,512,614

     Confederation Life Insurance Company, Commercial Paper     2,531,550      2,509,855      2,516,910      2,509,855

     Confederation Life Insurance Company, Commercial Paper     2,531,550      2,506,412      2,506,209      2,506,412

     General Motors Acceptance Corporation Canada,
       Commercial Paper                                        10,849,500     10,686,106     10,685,571     10,686,106

     Chrysler Credit Canada, Commercial Paper                  10,849,500     10,631,100     10,631,425     10,631,100
                                                                            ------------   ------------   ------------
                                                                             116,688,518    116,692,309    116,688,518
                                                                            ------------   ------------   ------------
 TOTAL CURRENT ASSETS                                                       $474,008,892   $473,218,438   $473,043,250
                                                                            ============   ============   ============

 NON-CURRENT ASSETS:
   MUNICIPAL BONDS:
     San Antonio, Texas Sewer Bonds.  8.75%  Mature
       May 1, 2005.  Callable May 1, 1995.                        500,000       $538,475       $532,270       $505,742

     Arlington, Texas General Obligation Permanent
       Improvement Refunding Bonds.  9.25%  Mature
       May 1, 2005.  Callable May 1, 1995 at par.                 500,000        551,005        524,605        507,613

     Missouri State Health and Education Facility
       Authority Revenue Bond, Series A, St. Louis
       University.  6.40%  Matures June 1, 1995.                  500,000        500,000        513,390        500,000

     Ocean County, New Jersey Unlimited Tax General
       Obligation Bond.  9.60%  Matures June 1, 1995.
       Noncallable.                                               740,000        841,965        784,245        761,040

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 NON-CURRENT ASSETS (continued):
   MUNICIPAL BONDS (continued):
     University of Arizona Revenue Bonds, Series A.
       9.00%  Mature June 1, 1995.                                930,000      1,026,952        979,718        950,006

     Reading, Pennsylvania General Obligation Bond,
       Series A.  9.125%  Matures June 15, 2015.
       Prerefunded June 15, 1995 at par.                        1,000,000      1,129,120      1,054,740      1,024,691

     Indianapolis, Indiana Airport Authority Revenue
       Bond.  7.00%  Matures July 1, 1995.                        425,000        429,645        438,141        425,000

     Florida State Turnpike Authority Revenue Bond.
       7.25%  Matures July 1, 1995.  Noncallable.               1,000,000      1,028,540      1,036,310      1,006,243

     South Carolina State Public Service Authority
       Electric Expansion Revenue Refunding Bonds,
       Series 1985 A.  8.60%  Mature July 1, 1997.
       Callable July 1, 1995.                                   1,000,000      1,094,560      1,078,290      1,041,302

     Kansas City, Missouri Metropolitan Community
       Colleges Building Corporation Leasehold, Real
       Estate and Improvement General Obligation Bonds.
       FGIC Insured.  9.375%  Mature July 1, 2005.
       Callable July 1, 1995 at 101.                            2,000,000      2,306,040      2,138,400      2,060,346

     Intermountain Power Agency, Utah Power Supply
       Revenue Crossover Bond, Series H.  9.00%
       Matures  July 1, 2019.  Callable July 1, 1995 at
       101.50.                                                  1,500,000      1,648,605      1,603,515      1,533,023

     Texas General Obligation College Student Loan
       Bond.  6.60%  Matures August 1, 1995.
       Noncallable.                                             1,500,000      1,496,250      1,554,990      1,499,219

     Indiana Municipal Bank Bond, Series B.  9.125%
       Matures February 1, 2005.  Callable
       August 1, 1995.                                          1,000,000      1,104,740      1,086,390      1,018,831

     Mesquite, Texas Independent School District
       Unlimited Tax Bond.  10.25%  Matures
       August 15, 1995.                                           300,000        347,433        322,557        310,780

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 NON-CURRENT ASSETS (continued):
   MUNICIPAL BONDS (continued):
     City of Plano, Texas General Obligation Bonds,
       Series 1988 A (FGIC Insured).  10.00%  Mature
       September 1, 1995.                                         650,000        756,041        698,691        670,417

     Hillsborough County, Florida School District Bond,
       Series A.  8.875%  Matures September 1, 2002.
       Callable September 1, 1995 at 102.                         500,000        550,925        540,220        509,817

     Harris County, Texas Flood Control District Bond.
       8.70%  Matures October 1, 1995.                          1,000,000      1,174,970      1,070,170      1,028,149

     Harris County, Texas Road Improvement General Tax
       Obligation Bond.  9.30%  Matures October 1,
       2001.  Callable October 1, 1995 at par.                    750,000        836,453        803,302        767,209

     Salt Lake County, Utah Water Conservancy District
       Revenue Bond, Series A.  9.25%  Matures
       October 1, 2002.  Callable October 1, 1995 at
       101.                                                     1,000,000      1,123,020      1,079,820      1,082,285

     Columbia, Missouri Water and Electric Revenue
       Bond.  9.00%  Matures October 1, 2005.  Callable
       October 1, 1995 at 102 and October 1, 1997 at
       par.                                                     2,000,000      2,242,600      2,171,680      2,128,166

     Ohio State Public Facilities Commission Higher
       Education Facilities Revenue Bond.  8.10%
       Matures November 1, 1995.  Noncallable.                  1,500,000      1,617,690      1,584,930      1,528,171

     Dallas-Fort Worth, Texas Airport Bond.  9.125%
       Matures November 1, 2015.  Callable
       November 1, 1995 at par.                                 1,000,000      1,097,820      1,093,090      1,020,371

     Kansas City, Missouri Municipal Assistance
       Corporate Revenue Bond.  7.00%  Matures
       December 1, 1995.                                          200,000        200,000        208,352        200,000

     Cincinnati, Hamilton County, Ohio Urban
       Redevelopment Improvement Unlimited Tax
       Registered Bond.  6.875%  Matures December 1,
       1995.  Noncallable.                                        500,000        506,960        522,520        501,740

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 NON-CURRENT ASSETS (continued):
   MUNICIPAL BONDS (continued):
     Wheaton, Illinois Revenue Bond, Franciscan Health
       Care, Inc. MBIA Insured.  8.50%  Matures
       December 1, 1997.  Callable December 1, 1995 at
       par.                                                       745,000        818,017        801,285        778,761

     Philadelphia, Pennsylvania Water and Sewer Revenue
       Bond, 11th Series, Subseries A.  9.10%  Matures
       December 1, 2002.  Callable December 1, 1995 at
       102 and December 1, 1997 at par.                         1,000,000      1,137,040      1,092,390      1,033,640

     Fort Worth, Texas Water and Sewer Revenue Bond.
       9.00%  Matures March 1, 1996.  Noncallable.                600,000        673,170        647,850        620,317

     El Paso, Texas Water and Sewer Revenue Bond.
       10.00%  Matures March 1, 1996.  Noncallable.             1,200,000      1,408,104      1,316,424      1,257,880

     Plano, Texas Unlimited Tax General Obligation
       Bond.  8.00%  Matures March 1, 1996.                     1,000,000      1,061,110      1,031,330      1,018,417

     University of Arizona Revenue Bonds, Series A.
       9.00%  Mature June 1, 1996.                              1,020,000      1,145,939      1,117,084      1,061,980

     Salt Lake County, Utah General Obligation Bond.
       8.50%  Matures June 15, 1996.  Noncallable.                700,000        768,971        760,452        723,450

     Washington State Public Power Supply System
       Nuclear Project #3 Revenue Refunding Bond,
       Series B.  6.70%  Matures July 1, 1996.                  1,000,000        995,000      1,043,900      1,000,000

     Orlando and Orange County, Florida Expressway
       Authority Revenue Bond.  6.30%  Matures
       July 1, 1996.  Noncallable.                              1,350,000      1,319,153      1,405,743      1,339,447

     Tarrant County, Texas General Obligation Limited
       Tax Bond.  9.25%  Matures July 15, 1996.
       Noncallable.                                             1,000,000      1,119,760      1,105,460      1,042,587


     Milwaukee County, Wisconsin General Obligation
       Refunding Bond.  8.10%  Matures September 1,
       1996.                                                      500,000        531,420        517,165        505,237

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 NON-CURRENT ASSETS (continued):
   MUNICIPAL BONDS (continued):
     Washington State General Obligation Various
       Purpose Bond.  10.00%  Matures October 1, 1996.
       Noncallable.                                             1,000,000      1,174,980      1,128,500      1,064,233

     Milwaukee, Wisconsin Unlimited Tax General
       Obligation Bond.  7.20%  Matures October 1,
       1997.  Callable October 1, 1996 at par.                    550,000        561,501        579,557        554,169

     Oregon State General Obligation Bond.  5.00%
       Matures October 15, 1996.  Noncallable.                  1,000,000        903,410      1,023,900        963,932

     Kansas City, Missouri Municipal Assistance
       Corporate Leasehold Revenue Capital Improvement
       Bond, Series 1990 A.  AMBAC Insured.  Matures
       October 15, 1996.  No periodic interest.                 1,900,000      1,280,676      1,693,489      1,653,107

     Ohio State Public Facilities Commission Higher
       Education Facilities Revenue Bond.  8.10%
       Matures November 1, 1996.  Noncallable.                    700,000        751,562        760,116        719,336

     Cincinnati, Hamilton County, Ohio Urban
       Redevelopment Improvement Unlimited Tax
       Registered Bond.  6.875%  Matures
       December 1, 1996.  Noncallable.                            500,000        506,380        532,840        502,248

     Kansas City, Missouri Water Revenue Bond.  9.25%
       Matures December 1, 1996.                                  690,000        792,534        774,049        728,763

     Houston, Texas Water and Sewer System Revenue
       Exchange Bond.  7.75%  Matures December 1, 1996.
       Noncallable.                                             1,000,000      1,053,220      1,082,850      1,020,368

     Monmouth County, New Jersey General Improvement
       Utility Bond.  9.25%  Matures December 1, 1996.
       Noncallable.                                               920,000      1,050,014      1,033,510        969,759

     Birmingham, Jefferson, Alabama Civic Center
       Special Tax Revenue Bond, Series 1989 B.  6.80%
       Matures January 1, 1997.  Noncallable.                   1,000,000      1,005,250      1,052,320      1,002,049

     Allegheny, Pennsylvania General Obligation Bond.
       7.30%  Matures February 15, 1997.  Noncallable.          1,000,000      1,038,400      1,073,470      1,015,406

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 NON-CURRENT ASSETS (continued):
   MUNICIPAL BONDS (continued):
     Massachusetts State Water Resource Authority
       Revenue Bond.  6.90%  Matures April 1, 1997.             1,015,000      1,015,000      1,076,671      1,015,000

     Albuquerque, New Mexico Airport Revenue Bonds.
       8.875%  Mature July 1, 2007.  Callable April 1,
       1997 at 101 and April 1, 1999 at par.                    1,455,000      1,604,850      1,644,019      1,547,095

     Kansas City, Missouri Municipal Assistance
       Corporate Leasehold Revenue Capital Improvement
       Bond, Series 1990 A.  AMBAC Insured.  Matures
       April 15, 1997.  No periodic interest.                   1,000,000        648,620        866,700        844,075

     Phoenix, Arizona Civic Improvement Bond.  7.75%
       Matures July 1, 2002.  Callable July 1, 1997 at
       102 and July 1, 2000 at par.                             1,815,000      1,929,327      2,037,791      1,894,654

     Olathe, Kansas Hospital Revenue Bond, Olathe
       Hospital Foundation, Inc. Project.  6.90%
       Matures September 1, 1997.                                 350,000        356,111        379,809        352,716

     Greater Orlando, Florida Airport Facility Revenue
       Bond.  7.30%  Matures October 1, 1997.
       Noncallable.                                             1,000,000      1,023,140      1,090,160      1,010,426

     Reedy Creek, Florida Utility Revenue Bond.  MBIA
       Insured.  8.60%  Matures October 1, 1999.
       Callable October 1, 1997 at 102.                         2,000,000      2,227,540      2,276,400      2,145,001

     Kansas City, Missouri Municipal Assistance
       Corporate Revenue Bond, Series 1987.  7.40%
       Matures December 1, 1997.                                  250,000        250,000        273,160        250,000

     Kansas City, Missouri Water Revenue Bond, Series
       B.  9.25%  Matures December 1, 1997.
       Noncallable.                                               420,000        483,466        485,558        449,344

     Dade County, Florida Utility Public Improvement
       General Obligation Bond.  FGIC Insured.  12.00%
       Matures October 1, 1998.  Noncallable.                   2,000,000      2,654,320      2,577,620      2,385,322

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 NON-CURRENT ASSETS (continued):
   MUNICIPAL BONDS (continued):
     Kansas City, Missouri Municipal Assistance
       Corporate Leasehold Revenue Capital Improvement
       Bond, Series 1990 A.  AMBAC Insured.  Matures
       October 15, 1998.  No periodic interest.                 1,000,000        586,100        800,520        774,044

     Kenosha, Wisconsin General Obligation Promissory
       Notes, Series 1991 A.  6.60%  Mature December 1,
       2000.  Callable December 1, 1998 at par.                 1,000,000        997,500      1,053,940        998,519

     Kane, Cook and Dupage Counties, Illinois School
       District #46 Bond, Elgin, Illinois.  8.00%
       Matures January 1, 1999.  Noncallable.                   1,450,000      1,575,048      1,626,538      1,525,298

     Frenship, Texas Independent School District Bond.
       9.00%  Matures February 15, 2005.  Callable
       February 15, 2000 at par.                                1,000,000      1,152,060      1,192,290      1,099,232

     Pinckney, Michigan Community Schools, Livingston
       and Washtenaw Counties School Building and Site
       Unlimited Tax Registered Bond.  8.375%  Matures
       May 1, 2000.  Noncallable.                                 500,000        563,130        583,795        542,087

     Maryland Student Loan Series 1993, Tax Exempt
       Municipal Bond, Held by Block Financial
       Corporation-Companion Insurance, Limited.  4.00%
       Matures July 15, 2000.                                   1,000,000        995,770        949,160        996,100

     Essex County, New Jersey Series A, Tax Exempt
       Municipal Bond, Held by Block Financial
       Corporation-Companion Insurance, Limited.  4.60%
       Matures October 1, 2000.                                 1,000,000      1,021,490        968,090      1,019,747

     Oregon Student Higher Education, Tax Exempt
       Municipal Bond, Held by Block Financial
       Corporation-Companion Insurance, Limited.  5.70%
       Matures October 15, 2000.                                1,000,000      1,096,260      1,038,220      1,089,048

     Ohio Water Development Authority, Tax Exempt
       Municipal Bond, Held By Block Financial
       Corporation-Companion Insurance, Limited.  5.40%
       Matures December 1, 2000.                                1,000,000      1,067,870      1,015,440      1,062,350

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 NON-CURRENT ASSETS (continued):
   MUNICIPAL BONDS (continued):
     Jefferson County, Colorado School District Number
       R-001 Refunding Series 1993 A.  4.20%  Matures
       December 15, 2000.                                       2,300,000      2,278,932      2,180,975      2,280,419

     Mecklenberg County, North Carolina, Tax Exempt
       Municipal Bond, Held by Block Financial
       Corporation-Companion Insurance, Limited.  3.75%
       Matures April 1, 2001.                                   1,000,000        975,210        926,470        976,969

     St. Charles County, Missouri Industrial
       Development Authority Industrial Revenue
       Refunding Bond, Series 1991.  Wentzville Project
       Guaranteed General Motors.  6.625%  Matures
       April 1, 2001.  Noncallable.                             2,000,000      2,000,000      2,070,020      2,000,000

     Pinckney, Michigan Community Schools, Livingston
       and Washtenaw Counties School Building and Site
       Unlimited Tax Registered Bond.  8.3%  Matures
       May 1, 2001.  Noncallable.                                 500,000        561,510        590,355        543,057

     California State Public Works Board Lease Revenues
       Series 1993 D Department of Correction
       California State Prison.  4.60%  Matures June 1,
       2001.                                                    1,000,000        996,790        951,080        997,002

     Port of Seattle, Washington Refunding Revenue
       Series C, Tax Exempt Municipal Bond.  4.30%
       Matures July 1, 2001.                                    1,430,000      1,357,799      1,327,712      1,358,629

     Chelan County, Washington Public Utility District
       #1, Chelan Hydro Consolidated System Revenue
       Bond, Series 1991-A.  7.00%  Matures July 1,
       2025.  Callable July 1, 2001 at par.                     1,000,000      1,000,000      1,084,910      1,000,000

     Jacksonville Electric, Florida, Tax Exempt
       Municipal Bond, Held By Block Financial
       Corporation-Companion Insurance, Limited.  5.00%
       Matures October 1, 2001.                                 1,000,000      1,041,830        997,790      1,038,452

     Utah Associated Municipal Power System Refunding
       Revenues Craig Mona-Transmission Project.  4.55%
       Matures December  1, 2001.                                 695,000        683,366        646,684        684,085

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 NON-CURRENT ASSETS (continued):
   MUNICIPAL BONDS (continued):
     Los Angeles County, California Public Works Lease
       Revenue Facilities.  4.50%  Mature December 1,
       2001.                                                    2,200,000      2,167,154      2,095,280      2,168,865

     Concord, New Hampshire Refunding.  4.30%  Matures
       January 15, 2002.                                        1,120,000      1,112,530      1,048,421      1,112,766

     California State Public Works Board Lease Revenue
       Series 1993 Department of Corrections - Madera
       State Prison.  4.70%  Matures June 1, 2002.              2,100,000      2,085,531      1,983,513      2,086,104

     Orange County, California Transmission Authority
       Revenue Series 1993-C.  5.125%  Matures July 1,
       2002.                                                    1,680,000      1,671,029      1,663,855      1,671,963

     Georgia State Refunding Series 1993 E Unlimited
       Tax.  4.50%  Matures July 1, 2002.                       1,000,000        992,720        955,730        993,410

     Denver, Colorado City and County School District
       Number 1 Refunding Series 1994 A.  4.50%
       Matures December 1, 2002.                                1,100,000      1,100,000      1,029,028      1,100,000

     Concord, New Hampshire Refunding.  4.40%  Matures
       January 15, 2003.                                        1,110,000      1,101,864      1,031,390      1,102,092

     California State Public Works Board Lease
       Refunding Revenue Series 1993 A Variable
       University California.  5.00%  Matures June 1,
       2003.                                                    1,000,000        996,100        941,350        996,367

     Nevada State Refunding Series 1993 B Limited Tax.
       4.375%  Matures August 1, 2003.                          1,535,000      1,508,506      1,396,343      1,509,427

     Arlington, Texas Refunding.  5.00%  Matures August
       15, 2003.                                                1,000,000        992,140        981,710        992,730

     University Delaware Housing and Dining System
       Revenue.  5.00%  Matures November 1, 2003.               1,000,000        993,600        968,390        994,068

     Pennsylvania State Higher Education Facilities
       Authority Revenue Philadelphia.  4.70%  Matures
       December 1, 2003.                                          915,000        907,808        848,708        908,050

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 NON-CURRENT ASSETS (continued):
   MUNICIPAL BONDS (continued):
     Washington Sanitary District Refunding Water
       Supply Unlimited Tax.  4.40%  Matures June 1,
       2004.                                                    1,500,000      1,483,890      1,364,775      1,484,280
                                                                            ------------   ------------   ------------
                                                                            $ 94,501,331   $ 94,014,390   $ 92,154,040
                                                                            ============   ============   ============

   PREFERRED STOCKS:
     Texas Utilities Electric Company
       Cumulative Preferred Stock Series B                          5,200        516,100        384,800        516,100

     First Chicago Corporation
       Adjustable Dividend Preferred Stock Series B                15,600        994,500      1,409,850        994,500
                                                                            ------------   ------------   ------------
                                                                            $  1,510,600   $  1,794,650   $  1,510,600
                                                                            ============   ============   ============

   COMMON STOCKS:
     Commerce Bancshares Common Stock                             110,000      1,660,000      3,572,868      1,660,000

     First America Bank Common Stock                               80,800      1,671,934      3,050,200      1,671,934

     First Virginia Banks, Inc. Common Stock                       45,287        667,292      1,669,958        667,292

     Liberty National Bancorp, Inc. Common Stock                   57,350        655,182      1,648,813        655,182

     Marshall & Ilsley Corporation Common Stock                   176,700      1,667,122      3,666,525      1,667,122

     Amoco Corporation Common Stock, Held by Block
       Financial Corporation-Companion Insurance,
       Limited                                                      1,700         90,840         95,413         90,840

     Dupont Common Stock, Held By Block Financial
       Corporation-Companion Insurance, Limited                     1,600         89,096         91,400         89,096

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 NON-CURRENT ASSETS (continued):
   COMMON STOCKS (continued):
     E-Systems, Incorporated Common Stock, Held by
       Block Financial Corporation-Companion Insurance,
       Limited                                                      2,000         86,870         80,250         86,870

     Sprint Common Stock, Held by Block Financial
       Corporation-Companion Insurance, Limited                     2,500         88,588         91,875         88,588

     McGraw Hill Corporation Common Stock, Held by
       Block Financial Corporation-Companion Insurance,
       Limited                                                      1,400         91,084         91,175         91,084

     Sears Roebuck Common Stock, Held by Block
       Financial Corporation-Companion Insurance,
       Limited                                                      1,900         89,968         89,300         89,968

     Sundstrand Corporation Common Stock, Held by Block
       Financial Corporation-Companion Insurance,
       Limited                                                      1,800         87,354         85,500         87,354

     Tenneco Common Stock, Held by Block Financial
       Corporation-Companion Insurance, Limited                     1,600         87,890         82,000         87,890

     Universal Foods Common Stock, Held by Block
       Financial Corporation-Companion Insurance,
       Limited                                                      2,700         87,912         87,750         87,912

     Williams Companies Common Stock, Held by Block
       Financial Corporation-Companion Insurance,
       Limited                                                      4,000         93,240        103,000         93,240

     Mills Corporation Common Stock, Held by Block
       Financial Corporation-Companion Insurance,
       Limited                                                      4,000         89,740         84,500         89,740

     John Deere Common Stock, Held by Block Financial
       Corporation-Companion Insurance, Limited                     1,000         77,435         76,625         77,435

     Xerox Corporation Common Stock, Held by Block
       Financial Corporation-Companion Insurance,
       Limited                                                      1,000         97,560         98,875         97,560
                                                                            ------------   ------------   ------------
                                                                            $  7,479,107   $ 14,766,027   $  7,479,107
                                                                            ============   ============   ============

                                                               Number of
                                                               shares or                   Value based
                                                                units/                     on current
                                                               principal                     market        Amount at
                                                               amount of                   quotations     which shown
                                                               bonds and      Cost of      at balance     in balance
 Name of issuer and title of issue                               notes         Issue       sheet date        sheet
- - - - ------------------------------------------------------       ------------   ------------   ------------   ------------
 NON-CURRENT ASSETS (continued):
   OTHER (continued):
     Putnam Option Income Trust                                    36,706        505,795        311,634        505,795

     Patriot Premium Dividend Fund
                                                                  400,000      4,055,000      3,600,000      4,055,000
                                                                            ------------   ------------   ------------
                                                                               4,560,795      3,911,634      4,560,795
                                                                            ------------   ------------   ------------
 TOTAL NON-CURRENT ASSETS:                                                  $108,051,833   $114,486,701   $105,704,542
                                                                            ============   ============   ============

H&R BLOCK, INC. AND SUBSIDIARIES

SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

YEARS ENDED APRIL 30, 1994, 1993 AND 1992
                                                                                          Balance
                                                             Deductions              at end of period
                            Balance at                 -----------------------     ---------------------
                           beginning of                 Amounts      Amounts                      Not
      Name of debtor          period      Additions    collected   written off     Current      Current
- - - - -------------------------    --------      --------     --------   -----------     --------    --------
Year ended April 30, 1994
   Donald W. Ayers<F1>          -          $100,200        -            -          $100,200        -
   Clifford A. Davis<F2>        -           305,989        -            -           305,989        -
   Kristine K. Rodgers<F3>      -           274,030        -            -           274,030        -
                             --------      --------     --------    --------       --------   --------
                                -          $680,219        -            -          $680,219        -
                             ========      ========     ========    ========       ========   ========

Year ended April 30, 1993
   William P. Anderson       $450,000          -        $450,000        -              -           -
                             ========      ========     ========    ========       ========   ========

Year ended April 30, 1992
   William P. Anderson          -          $450,000         -           -          $450,000        -
                             ========      ========     ========    ========       ========   ========

<F1>The Promissory Note of Mr. Ayers is dated January 12, 1994, and is payable ten days after demand, which demand shall not be made earlier than (a) July 12, 1994, (b) the date of the closing on the sale of his home, or (c) the date of the termination of his employment. The Note bears no interest if paid when due and 10% interest per annum thereafter. It is secured by benefit payments to be made to Mr. Ayers under the Company's deferred compensation plan.

<F2>The Promissory Note of Mr. Davis and his wife is dated February 15,
1994, is payable 30 days after demand, bears no interest if paid when due and bears 10% interest per annum thereafter. The Note is secured by a mortgage on certain residential property purchased by the makers of the Note.

<F3>The Promissory Note of Ms. Rodgers and her husband is dated February
26, 1994, is payable 30 days after demand, bears no interest if paid when due and bears 10% interest per annum thereafter. The Note is secured by a mortgage on certain residential property purchased by the makers of the Note.

H&R BLOCK, INC. AND SUBSIDIARIES

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED APRIL 30, 1994, 1993 AND 1992
                                                            Additions
                                                    -------------------------
                                                     Charged
                                     Balance         to Costs        Charged                         Balance
                                    Beginning          and             to                            at End
       Description                  of Period        Expenses         Other        Deductions       of Period
- - - - -------------------------           ---------       ----------       -------       ----------       ---------
  Allowance for Doubtful
  Accounts-deducted from
  accounts receivable in
  the balance sheet


          1994                      $12,000,000     $24,977,000      $   -         $24,233,000      $12,744,000
                                    ===========     ===========      ========      ===========      ===========


          1993                      $ 7,292,000     $13,962,000      $   -         $ 9,254,000      $12,000,000
                                    ===========     ===========      ========      ===========      ===========

          1992                      $ 9,416,000     $12,776,000      $   -         $14,900,000      $ 7,292,000
                                    ===========     ===========      ========      ===========      ===========

H&R BLOCK, INC. AND SUBSIDIARIES

SCHEDULE IX - SHORT-TERM BORROWINGS

YEARS ENDED APRIL 30, 1994, 1993, AND 1992
                                      Weighted                Maximum                               Weighted
                                       average                 amount         Average amount        average
Category of        Balance at         interest              outstanding        outstanding       interest rate
 borrowing        end of period         rate               during period      during period      during period
- - - - -----------       -------------       --------             -------------      --------------     -------------
   1994
   Banks          $      -               -                  $825,467,000       $244,620,000          3.3%


   1993
   Banks          $ 37,167,000          4.3%                $794,003,000       $261,922,000          4.4%



   1992
   Banks          $101,332,000          7.2%                $309,358,000       $146,960,000          7.3%

The average borrowings were determined based on the amounts outstanding each day.

The weighted average interest rate during the period was computed by dividing actual interest expense in each year by average short-term borrowings in each year.

Short-term borrowings outstanding for all years presented were incurred by the Company's Canadian subsidiary to fund the refund purchase program during the tax season of each fiscal year (the period) and were payable in Canadian dollars. Borrowings for 1994 and 1993 also include the borrowings of Block Financial Corporation. Through the purchases of interests in a trust to which certain Refund Anticipation Loans (RALs) made by Mellon Bank (DE) National Association are sold, Block Financial Corporation purchases an interest of just under 50% in RALs subject to its agreement with Mellon.