Form 10-Q
period 1994-07-31
H&R BLOCK INC
filed 1994-09-14
CIK 12659

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 31, 1994

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                to
                                    --------------    --------------

                    Commission file number 1-6089

                            H&R BLOCK, INC.

        (Exact name of registrant as specified in its charter)

          MISSOURI                                        44-0607856
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                           4410 Main Street
                     Kansas City, Missouri  64111

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

Yes [X]   No [ ]

The number of shares outstanding of the registrant's Common Stock, without par value, at September 8, 1994 was 104,285,210 shares.

                                  TABLE OF CONTENTS



PART I    Financial Information

          Consolidated Balance Sheets
             July 31, 1994 and April 30, 1994

          Consolidated Statements of Operations
             Three Months Ended July 31, 1994 and 1993

          Consolidated Statements of Cash Flows
             Three Months Ended July 31, 1994 and 1993

          Notes to Consolidated Financial Statements

          Management's Discussion and Analysis of Financial
             Condition and Results of Operations

PART II   Other Information

SIGNATURES

                                 H&R BLOCK, INC.
                          CONSOLIDATED BALANCE SHEETS
              Unaudited, amounts in thousands, except share amounts
                                                                                July 31,            April 30,
                                                                                  1994                1994
                                   ASSETS                                    -------------       -------------
 CURRENT ASSETS
     Cash (including certificates of deposit of $7,540 and $23,519)          $      32,054       $      41,343
     Marketable securities                                                         339,573             473,043
     Receivables, less allowance for doubtful accounts of $12,709 and
         $12,744                                                                   141,459             165,858
     Prepaid expenses                                                               26,400              19,551
                                                                             -------------       -------------
         TOTAL CURRENT ASSETS                                                      539,486             699,795

 INVESTMENTS AND OTHER ASSETS
     Investments in marketable securities                                          107,015             105,705
     Excess of cost over fair value of net tangible assets acquired,
         net of amortization                                                        65,056              67,679
     Other                                                                          37,940              36,301
                                                                             -------------       -------------
                                                                                   210,011             209,685

 PROPERTY AND EQUIPMENT, at cost less accumulated
     depreciation and amortization                                                 167,937             165,224
                                                                             -------------       -------------
                                                                             $     917,434       $   1,074,704
                                                                             =============       =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
     Notes payable                                                           $      47,132       $       -
     Accounts payable, accrued expenses and deposits                               119,951             160,592
     Accrued salaries, wages and payroll taxes                                      16,186              55,195
     Accrued taxes on income                                                        80,538             120,425
                                                                             -------------       -------------
         TOTAL CURRENT LIABILITIES                                                 263,807             336,212

 OTHER NONCURRENT LIABILITIES                                                       34,382              30,617

 STOCKHOLDERS' EQUITY
     Common stock, no par, stated value $.01 per share                               1,089               1,089
     Additional paid-in capital                                                     91,318              90,552
     Retained earnings                                                             691,272             719,724
                                                                             -------------       -------------
                                                                                   783,679             811,365
     Less cost of 4,313,539 and 2,823,605 shares of common stock
         in treasury                                                               164,434             103,490
                                                                             -------------       -------------
                                                                                   619,245             707,875
                                                                             -------------       -------------
                                                                             $     917,434       $   1,074,704
                                                                             =============       =============

                See Notes to Consolidated Financial Statements.

                                H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            Unaudited, amounts in thousands, except per share amounts
                                                                                    Three Months Ended
                                                                                         July 31,
                                                                                 1994                1993
                                                                             ------------       ------------
 REVENUES
     Service revenues                                                        $    135,719       $     97,591
     Franchise royalties                                                            1,187              1,071
     Investment income                                                              5,151              4,067
     Other income                                                                   3,343                585
                                                                             ------------       ------------
                                                                                  145,400            103,314
                                                                             ------------       ------------

 EXPENSES
     Employee compensation and benefits                                            44,994             36,896
     Occupancy and equipment                                                       60,910             48,269
     Marketing and advertising                                                      6,443              4,389
     Supplies, freight and postage                                                  6,680              5,314
     Other                                                                         31,170             22,821
                                                                             ------------       ------------
                                                                                  150,197            117,689
                                                                             ------------       ------------

 Loss from continuing operations before income tax benefit                         (4,797)           (14,375)

 Income tax benefit                                                                (1,837)            (6,132)
                                                                             ------------       ------------
 NET LOSS FROM CONTINUING OPERATIONS                                               (2,960)            (8,243)

 Net earnings from discontinued operations (less applicable
    income taxes of $2,682)                                                         -                  2,802
                                                                             ------------       ------------

 NET LOSS                                                                    $     (2,960)      $     (5,441)
                                                                             ============       ============
 Weighted average number of common shares outstanding                             105,126            105,898
                                                                                  =======            =======
 LOSS PER SHARE
    From continuing operations                                               $       (.03)      $       (.08)
                                                                             ============       ============
    Net loss                                                                 $       (.03)      $       (.05)
                                                                             ============       ============

 Dividends per share                                                         $        .28       $        .25
                                                                             ============       ============

                See Notes to Consolidated Financial Statements.

                                 H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Unaudited, amounts in thousands
                                                                                    Three Months Ended
                                                                                         July 31,
                                                                                 1994                1993
 CASH FLOWS FROM OPERATING ACTIVITIES                                        ------------       ------------
    Net loss                                                                 $     (2,960)      $     (5,441)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                               15,137             14,672
       Gain on sale of subsidiaries                                                (2,796)               -
       Other noncurrent liabilities                                                 3,765              2,018
       Changes in:
          Receivables                                                              24,399             87,560
          Prepaid expenses                                                         (6,849)            (8,309)
          Accounts payable, accrued expenses and deposits                         (40,641)           (40,473)
          Accrued salaries, wages and payroll taxes                               (39,009)           (25,390)
          Accrued taxes on income                                                 (42,357)           (33,629)
                                                                             ------------       ------------
    NET CASH USED IN OPERATING ACTIVITIES                                         (91,311)            (8,992)
                                                                             ------------       ------------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of marketable securities                                           (488,748)          (193,658)
    Maturities of marketable securities                                           627,356            333,635
    Purchases of property and equipment                                           (16,835)           (19,080)
    Excess of cost over fair value of net tangible assets acquired, net
       of cash acquired                                                              (682)            (1,767)
    Other, net                                                                      3,527             (9,507)
                                                                             ------------       ------------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                                     124,618            109,623
                                                                             ------------       ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments of notes payable                                                  (419,562)           (80,661)
    Proceeds from issuance of notes payable                                       466,694             43,494
    Dividends paid                                                                (29,550)           (26,512)
    Payments to acquire treasury shares                                           (63,610)           (40,207)
    Proceeds from stock options exercised                                           3,432              1,637
                                                                             ------------       ------------
    NET CASH USED IN FINANCING ACTIVITIES                                         (42,596)          (102,249)
                                                                             ------------       ------------
 Net decrease in cash                                                              (9,289)            (1,618)
 Cash at beginning of period                                                       41,343             43,417
                                                                             ------------       ------------
 Cash at end of period                                                       $     32,054       $     41,799
                                                                             ============       ============

 Supplemental disclosures of cash flow information
    Income taxes paid                                                        $     38,050       $     30,217
    Interest paid                                                                     449                326

         See Notes to Consolidated Financial Statements.

                          H&R BLOCK, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            Unaudited


1. The Consolidated Balance Sheet as of July 31, 1994, the Consolidated Statements of Operations for the three months ended July 31, 1994 and 1993 and the Consolidated Statements of Cash Flows for the three months ended July 31, 1994 and 1993 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1994 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1994 Annual Report to Shareholders.

   Operating revenues are seasonal in nature with peak revenues occurring in the months January through April. Thus, the three months results are not indicative of results to be expected for the year.

2. During the third quarter of fiscal 1994, the Company sold 100% of the common stock of its wholly-owned subsidiary, Interim Services Inc. Prior year amounts include Interim's results, reported as discontinued operations. The Company acquired MECA Software, Inc. in November 1993. The acquisition was accounted for as a purchase and, accordingly, the Consolidated Statements of Operations include MECA's results since the date of acquisition.

3. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Standard addresses the reporting for debt and equity securities by requiring such investments to be classified in held-to-maturity, available-for-sale or trading categories. The Company adopted this Standard on May 1, 1994. All marketable debt and equity securities have been classified as current or noncurrent available-for-sale securities, and are carried at market value with unrealized gains and losses included in stockholders' equity. The adoption of this Standard resulted in an increase to stockholders' equity of $5,526,000 (net of taxes of $3,431,000), representing the aggregate excess market value over carrying value of the Company's securities on the date of adoption. During the quarter ended July 31, 1994, the net unrealized holding gain on available-for-sale securities decreased $1,548,000 to $3,978,000. Net earnings for the period were not affected by the accounting change.

4. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

5. Net loss per common share is based on the weighted average number of shares outstanding during each period. The weighted average shares outstanding for the first quarter of fiscal 1995 declined to 105,126,000 from 105,898,000 last year, due to repurchase of outstanding shares in the first three months of this year, offset by treasury shares issued for stock option exercises.

6. During the three months ended July 31, 1994 and 1993, the Company issued 71,566 and 69,349 shares, respectively, pursuant to provisions for exercise of its stock option plans; during the same period, the Company acquired 1,561,500 and 1,145,816 shares of its common stock at an aggregate cost of $63,610,000 and $40,207,000, respectively.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash
Flows found on pages 3 and 5, respectively.

Working capital decreased from $363.6 million at April 30, 1994 to $275.7 million at July 31, 1994. The working capital ratio at July 31, 1994 was 2.0 to 1 compared to 2.1 to 1 at April 30, 1994. The decrease in working capital and working capital ratio must be viewed in the context of the Company's business which is seasonal, with peak activity in the fourth quarter, due to the nature of the Company's largest segment, Tax Services. Tax return preparation occurs almost entirely in the fourth quarter and has the effect of increasing certain assets and liabilities during this time.

The Company has no long-term debt. However, the Company maintains seasonal lines of credit to support short-term borrowing facilities in the United States and Canada. During the months of January through April, the Company's Canadian Tax Services regularly incurs short-term borrowings to purchase refunds due its clients. Additionally, Block Financial Corporation (BFC), a wholly-owned subsidiary of the Company, incurs short-term borrowings during the months of January through April to purchase interests in a trust to which certain Refund Anticipation Loans made by Mellon Bank are sold. BFC also incurs short-term borrowings throughout the year to fund receivables associated with its credit card program. At July 31, 1994, short-term borrowings used to fund credit card receivables totaled $47.1 million. There were no borrowings outstanding at April 30, 1994. The Company also maintains a year-round $100 million line of credit to support various financial activities conducted by BFC.

The Company's acquisition of treasury shares, capital expenditures and dividend payments during the first three months were funded through internally-generated funds.

RESULTS OF OPERATIONS

During the third quarter of fiscal 1994, the Company sold 100% of the common stock of its wholly-owned subsidiary, Interim Services Inc. Prior year amounts include Interim's results, reported as discontinued operations. The results of Interim Services Inc. were previously reflected as the Temporary Help Services segment.

The Company acquired MECA Software, Inc. in November 1993. The transaction was accounted for as a purchase and, accordingly, results include MECA's operations subsequent to the date of acquisition. The personal finance software operations of MECA Software, Inc. are included in the Financial Services segment; the personal tax software operations are included as Other Services.

The analysis of operations that follows should be read in conjunction with the table below and the Consolidated Statements of Operations found on page 4.

                                     Three Months Ended July 31, 1994 Compared to
                                            Three Months Ended July 31, 1993
                                                  (amounts in thousands)
                                            Revenues                    Earnings (loss)
                                       1994          1993           1994            1993
                                  ------------   ------------   ------------   -------------
 Tax services                     $      9,563   $      9,672   $    (39,998)  $     (37,164)
 Computer services                     127,896         91,888         33,912          21,588
 Financial services                      5,989            537            211            (118)
 Other services                             78           -            (2,039)           -
 Inter-segment sales                    (3,277)        (2,850)          -               -
                                  ------------   ------------   ------------   -------------
                                       140,249         99,247         (7,914)        (15,694)
 Investment income                       5,151          4,067          5,151           4,067
 Unallocated corporate                    -              -            (2,034)         (2,748)
                                  ------------   ------------   ------------   -------------
                                  $    145,400   $    103,314         (4,797)        (14,375)
                                  ============   ============
 Income tax benefit                                                   (1,837)         (6,132)
                                                                ------------   -------------
 Net loss from
   continuing operations                                                              (8,243)
                                                                      (2,960)
 Net earnings from
   discontinued operations                                              -              2,802
                                                                ------------   -------------
 Net loss                                                       $     (2,960)  $      (5,441)
                                                                ============   =============

Consolidated revenues for the three months ended July 31, 1994 increased 40.7% to $145.400 million from $103.314 million reported last year. The increase is due to greater revenues reported by the Computer Services and Financial Services segments.

The consolidated pretax loss for the first quarter of fiscal 1995 improved 66.6% to $4.797 million from a loss from continuing operations of $14.375 million in the first quarter of last year. The significant improvement in the first quarter loss is due to the improved operating results of the Computer Services segment, which include a pretax gain of $2.796 million from the sales of two subsidiaries, offset by increased losses reported by the Tax Services segment and Other Services.

The net loss was $2.960 million, or $.03 per share, compared to a net loss from continuing operations of $8.243 million, or $.08 per share, for the same period last year. Discontinued operations which were sold in January 1994 contributed earnings of $.03 per share in the first quarter of fiscal 1994.

An analysis of operations by segment follows.

TAX SERVICES
Revenues decreased 1.1% to $9.563 million from $9.672 million last year, due primarily to lower sales of supplies to franchises in the United States and lower discounted return fees in Canada. Due to the seasonality of this segment's business, the decline in first quarter revenues is not indicative of expected results for the entire fiscal year.

The pretax loss increased 7.6% to $39.998 million from $37.164 million in the first quarter of last year, due to increased office rent and employee-related expenses and the slight decrease in revenues.

COMPUTER SERVICES
Revenues increased 39.2% to $127.896 million from $91.888 million in the comparable period last year due to increases in both consumer and network revenues. Consumer Services revenues were 49.6% better than last year, despite a price decrease in February 1994. The growth in consumer revenues is due to the significant increase in new customers in the United States and further expansion into Europe. Network Services revenues were 33.2% better than last year, due to increasing usage and new customers. Computer Services revenues include a pretax gain of $2.796 million on the sale of two software subsidiaries. Exclusive of the gain on the sale and the operating revenues of these subsidiaries, Computer Services revenues increased 41.5% as compared to the first quarter of fiscal 1994.

Pretax earnings increased 57.1% to $33.912 million from $21.588 million in the first quarter of fiscal 1994. The increase in pretax earnings is attributable to the continued strong performances of the Consumer and Network divisions, in addition to the gains recorded on the sale of two subsidiaries. Excluding the gain and operating results of the software subsidiaries sold, pretax earnings increased 44.5% from the comparable period last year. Pretax earnings as a percentage of revenues, excluding the gains on sales of subsidiaries, was 24.9% for the first quarter of fiscal 1995, compared to 23.5% for the same period last year. The increase in the pretax margin resulted primarily from the exceptional increases in revenues which outpaced expenses, a significant portion of which are fixed.

FINANCIAL SERVICES
Revenues increased to $5.989 million compared to $537 thousand for the same period last year. The increase in revenues was due to increases in credit card fees and refund loan participation fees, and the revenues of the personal finance software operations of MECA Software, Inc.

Pretax operating results improved from a loss of $118 thousand in the first quarter of fiscal 1994 to earnings of $211 thousand in the first quarter of fiscal 1995. The improved results were primarily due to refund anticipation loan activity, partially offset by a loss reported by the personal finance software operations and corporate overhead.

OTHER SERVICES
Other Services represent the operations of the personal tax software business of MECA Software, Inc., which was acquired in November of 1993. The first quarter loss of $2.039 million resulted from the seasonality of tax preparation software sales, which normally peak during the third and fourth quarters of the fiscal year. The loss includes goodwill amortization expense of $247 thousand.

INVESTMENT INCOME
Investment income increased 26.7% to $5.151 million from $4.067 million last year. The increase resulted primarily from greater funds available for investment, largely due to the proceeds from the sale of Interim Services Inc. received in the fourth quarter of fiscal 1994.

CORPORATE AND ADMINISTRATIVE EXPENSES
The corporate and administrative pretax loss for the first quarter decreased 26.0% to $2.034 million from $2.748 million in the comparable period last year. The improvement is the result of the first-time allocation to operating segments of certain employee benefit expenses paid at the corporate level, in addition to management's efforts to control corporate overhead expenses.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

   (10) The H&R Block Deferred Compensation Plan for Directors, as amended.
   (27) Financial Data Schedule.

(b) Reports on Form 8-K

   During the quarter ended July 31, 1994, the registrant filed a current report on Form 8-K dated May 10, 1994, pertaining to the disposition of the registrant's entire interest in its indirect wholly-owned subsidiary, Interim Services Inc.

   No other current reports on Form 8-K were filed during the quarter ended July 31, 1994.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   H&R BLOCK, INC.
                                                     (Registrant)



DATE   09/14/94                     BY        /s/  William P. Anderson
                                             --------------------------
                                                William P. Anderson
                                             Senior Vice President and
                                             Chief Financial Officer



DATE   09/14/94                     BY          /s/  Ozzie Wenich
                                             --------------------------
                                                   Ozzie Wenich
                                             Vice President, Corporate
                                             Controller and Treasurer