Form 10-Q
period 1994-10-31
H&R BLOCK INC
filed 1994-12-14
CIK 12659

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 1994

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                to
                                    ---------------   ---------------

                       Commission file number 1-6089

                                H&R BLOCK, INC.

            (Exact name of registrant as specified in its charter)

          MISSOURI                                             44-0607856
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                               4410 Main Street
                         Kansas City, Missouri  64111

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

Yes X       No
   ---        ---

The number of shares outstanding of the registrant's Common Stock, without par value, at December 5, 1994 was 105,596,045 shares.

                             TABLE OF CONTENTS




PART I    Financial Information

          Consolidated Balance Sheets
             October 31, 1994 (Unaudited) and
             April 30, 1994 (Audited)


          Consolidated Statements of Operations
             Three Months Ended October 31, 1994 and 1993 (Unaudited) Six Months Ended October 31, 1994 and 1993 (Unaudited)


          Consolidated Statements of Cash Flows
             Six Months Ended October 31, 1994 and 1993 (Unaudited)


          Notes to Consolidated Financial Statements (Unaudited)


          Management's Discussion and Analysis of Financial
             Condition and Results of Operations


PART II   Other Information


SIGNATURES

                                 H&R BLOCK, INC.
                          CONSOLIDATED BALANCE SHEETS
                    Amounts in thousands, except share amounts
                                                                              October 31,         April 30,
                                                                                 1994                1994
                                                                              (Unaudited)         (Audited)
                                  ASSETS                                     -------------      -------------
CURRENT ASSETS
    Cash (including certificates of deposit of $18,299 and $23,519)          $      34,191      $      41,343
    Marketable securities                                                          278,924            473,043
    Receivables, less allowance for doubtful accounts of $13,042 and $12,744       163,375            165,858
    Prepaid expenses                                                                35,539             19,551
                                                                             -------------      -------------
        TOTAL CURRENT ASSETS                                                       512,029            699,795

INVESTMENTS AND OTHER ASSETS
    Investments in marketable securities                                           103,895            105,705
    Excess of cost over fair value of net tangible assets acquired,
        net of amortization                                                         65,495             67,679
    Other                                                                           39,691             36,301
                                                                             -------------      -------------
                                                                                   209,081            209,685
PROPERTY AND EQUIPMENT, at cost less accumulated
    depreciation and amortization                                                  179,954            165,224
                                                                             -------------      -------------
                                                                             $     901,064      $   1,074,704
                                                                             =============      =============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                                            $      63,750      $       -
    Accounts payable, accrued expenses and deposits                                123,867            160,592
    Accrued salaries, wages and payroll taxes                                       16,381             55,195
    Accrued taxes on income                                                         43,788            120,425
                                                                             -------------      -------------
        TOTAL CURRENT LIABILITIES                                                  247,786            336,212

OTHER NONCURRENT LIABILITIES                                                        37,619             30,617

STOCKHOLDERS' EQUITY
    Common stock, no par, stated value $.01 per share                                1,089              1,089
    Additional paid-in capital                                                      87,501             90,552
    Retained earnings                                                              657,866            719,724
                                                                             -------------      -------------
                                                                                   746,456            811,365
    Less cost of 3,407,082 and 2,823,605 shares of common stock in treasury        130,797            103,490
                                                                             -------------      -------------
                                                                                   615,659            707,875
                                                                             -------------      -------------
                                                                             $     901,064      $   1,074,704
                                                                             =============      =============

See Notes to Consolidated Financial Statements.

                               H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            Unaudited, amounts in thousands, except per share amounts
                                                                                    Three Months Ended
                                                                                        October 31,
                                                                                 1994                1993
                                                                             ------------       ------------
 REVENUES
     Service revenues                                                        $    163,404       $    123,508
     Franchise royalties                                                            3,442              3,103
     Investment income                                                              4,554              3,464
     Other income                                                                   1,457              1,131
                                                                             ------------       ------------
                                                                                  172,857            131,206
                                                                             ------------       ------------

 EXPENSES
     Employee compensation and benefits                                            49,908             41,948
     Occupancy and equipment                                                       64,072             51,647
     Marketing and advertising                                                     13,880              9,367
     Supplies, freight and postage                                                 10,878              9,562
     Other                                                                         36,148             26,549
                                                                             ------------       ------------
                                                                                  174,886            139,073
                                                                             ------------       ------------

 LOSS FROM CONTINUING OPERATIONS BEFORE TAX BENEFIT                                (2,029)            (7,867)

 Income tax benefit                                                                  (777)            (3,694)
                                                                             ------------       ------------
 Net loss from continuing operations                                               (1,252)            (4,173)

 Net earnings from discontinued operations (less applicable
    income taxes of $3,104)                                                          -                 3,241
                                                                             ------------       ------------
 NET LOSS                                                                    $     (1,252)      $       (932)
                                                                             ============       ============
 Weighted average number of common shares outstanding                             105,000            105,677
                                                                                  =======            =======
 LOSS PER SHARE
    From continuing operations                                               $       (.01)      $       (.04)
                                                                             ============       ============
    Net loss                                                                 $       (.01)      $       (.01)
                                                                             ============       ============

 Dividends per share                                                         $      .3125       $        .28
                                                                             ============       ============

See Notes to Consolidated Financial Statements.

                               H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            Unaudited, amounts in thousands, except per share amounts
                                                                                     Six Months Ended
                                                                                        October 31,
                                                                                 1994                1993
                                                                             ------------       ------------
 REVENUES
     Service revenues                                                        $    299,123       $    221,099
     Franchise royalties                                                            4,629              4,174
     Investment income                                                              9,705              7,531
     Other income                                                                   4,800              1,716
                                                                             ------------       ------------
                                                                                  318,257            234,520
                                                                             ------------       ------------

 EXPENSES
     Employee compensation and benefits                                            94,902             78,844
     Occupancy and equipment                                                      124,982             99,916
     Marketing and advertising                                                     20,323             13,756
     Supplies, freight and postage                                                 17,558             14,876
     Other                                                                         67,318             49,370
                                                                             ------------       ------------
                                                                                  325,083            256,762
                                                                             ------------       ------------

 LOSS FROM CONTINUING OPERATIONS BEFORE TAX BENEFIT                                (6,826)           (22,242)

 Income tax benefit                                                                (2,614)            (9,826)
                                                                             ------------       ------------
 Net loss from continuing operations                                               (4,212)           (12,416)

 Net earnings from discontinued operations (less applicable
    income taxes of $5,786)                                                          -                 6,043
                                                                             ------------       ------------
 NET LOSS                                                                    $     (4,212)      $     (6,373)
                                                                             ============       ============
 Weighted average number of common shares outstanding                             105,063            105,730
                                                                                  =======            =======
 LOSS PER SHARE
    From continuing operations                                               $       (.04)      $       (.12)
    Net loss                                                                 ============       ============
                                                                             $       (.04)      $       (.06)
                                                                             ============       ============

 Dividends per share                                                         $      .5925       $        .53
                                                                             ============       ============

See Notes to Consolidated Financial Statements.

                               H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Unaudited, amounts in thousands
                                                                                     Six Months Ended
                                                                                        October 31,
                                                                                 1994                1993
                                                                             ------------       ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                 $     (4,212)      $     (6,373)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                               31,481             25,909
       Gain on sale of subsidiaries                                                (2,796)              -
       Other noncurrent liabilities                                                 7,002              3,649
       Changes in:
          Receivables                                                               2,483             99,991
          Prepaid expenses                                                        (15,988)           (13,637)
          Net assets of discontinued operations                                      -               (14,144)
          Accounts payable, accrued expenses and deposits                         (36,725)           (23,334)
          Accrued salaries, wages and payroll taxes                               (38,814)           (25,711)
          Accrued taxes on income                                                 (78,033)           (68,187)
                                                                             ------------       ------------
    NET CASH USED IN OPERATING ACTIVITIES                                        (135,602)           (21,837)
                                                                             ------------       ------------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of marketable securities                                           (843,724)          (431,375)
    Maturities of marketable securities                                         1,043,297            608,473
    Purchases of property and equipment                                           (44,167)           (33,223)
    Excess of cost over fair value of net tangible assets acquired                 (2,150)            (3,820)
    Other, net                                                                      4,750            (17,842)
                                                                             ------------       ------------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                                     158,006            122,213
                                                                             ------------       ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments of notes payable                                                  (749,612)           (80,661)
    Proceeds from issuance of notes payable                                       813,362             46,500
    Dividends paid                                                                (62,948)           (56,707)
    Payments to acquire treasury shares                                           (83,112)           (53,944)
    Proceeds from stock options exercised                                          52,754             40,813
                                                                             ------------       ------------
    NET CASH USED IN FINANCING ACTIVITIES                                         (29,556)          (103,999)
                                                                             ------------       ------------
 Net decrease in cash                                                              (7,152)            (3,623)
 Cash at beginning of period                                                       41,343             43,417
                                                                             ------------       ------------
 Cash at end of period                                                       $     34,191       $     39,794
                                                                             ============       ============
 Supplemental disclosures of cash flow information
    Income taxes paid                                                        $     74,023       $     64,147
    Interest paid                                                                   1,185                430

See Notes to Consolidated Financial Statements.

                                H&R BLOCK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


1. The Consolidated Balance Sheet as of October 31, 1994, the Consolidated Statements of Operations for the three and six months ended October 31, 1994 and 1993, and the Consolidated Statements of Cash Flows for the six months ended October 31, 1994 and 1993 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1994 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1994 Annual Report to Shareholders.

    Operating revenues are seasonal in nature with peak revenues occurring in the months January through April. Thus, the six month results are not indicative of results to be expected for the year.

2. During the third quarter of fiscal 1994, the Company sold 100% of the common stock of its wholly-owned subsidiary, Interim Services Inc. Prior year amounts include Interim's results, reported as discontinued operations. The Company acquired MECA Software, Inc. (now Block Financial Software, Inc.) in November 1993. The acquisition was accounted for as a purchase and, accordingly, the Consolidated Statements of Operations include MECA's results since the date of acquisition.

3. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Standard addresses the reporting for debt and equity securities by requiring such investments to be classified in held-to-maturity, available-for-sale or trading categories. The Company adopted this Standard on May 1, 1994. All marketable debt and equity securities have been classified as current or noncurrent available-for-sale securities, and are carried at market value with unrealized gains and losses included in stockholders' equity. The adoption of this Standard resulted in an increase to stockholders' equity of $5,526,000 (net of taxes of $3,431,000), representing the aggregate excess market value over carrying value of the Company's securities on the date of adoption. During the six months ended October 31, 1994, the net unrealized holding gain on available-for-sale securities decreased $3,278,000 to $2,248,000. Net earnings for the period were not affected by the accounting change.

4. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

5. Net loss per common share is based on the weighted average number of shares outstanding during each period. The weighted average shares outstanding for the six months ended October 31, 1994 declined to 105,063,000 from 105,730,000 last year, due to repurchase of outstanding shares, offset by the issuance of treasury shares for stock option exercises.

6. During the six months ended October 31, 1994 and 1993, the Company issued 1,452,473 and 1,310,482 shares, respectively, pursuant to provisions for exercise of its stock option plans; during the same periods, the Company acquired 2,041,500 and 1,505,116 shares of its common stock at an aggregate cost of $83,112,000 and $53,944,000, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 3 and 6, respectively.

Working capital decreased from $363.6 million at April 30, 1994 to $264.2 million at October 31, 1994. The working capital ratio at October 31, 1994 and April 30, 1994 was 2.1 to 1. The decrease in working capital must be viewed in the context of the Company's business which is seasonal, with peak activity in the fourth quarter, due to the nature of the Company's largest segment, Tax Services. Tax return preparation occurs almost entirely in the fourth quarter and has the effect of increasing certain assets and liabilities during this time.

The Company has no long-term debt. However, the Company maintains seasonal lines of credit to support short-term borrowing facilities in the United States and Canada. During the months of January through April, the Company's Canadian Tax Services regularly incurs short-term borrowings to purchase refunds due its clients. Additionally, Block Financial Corporation (BFC), a wholly-owned subsidiary of the Company, incurs short-term borrowings throughout the year to fund receivables associated with its credit card program. At October 31, 1994, short-term borrowings used to fund credit card receivables totaled $63.8 million. There were no borrowings outstanding at April 30, 1994. The Company also maintains a year-round $100 million line of credit to support various financial activities conducted by BFC.

The Company's acquisition of treasury shares, capital expenditures and dividend payments during the first six months were funded through internally-generated funds.

On October 26, 1994, the Internal Revenue Service announced that, as a result of concerns relating to fraudulent tax refund claims by taxpayers, it was eliminating the Direct Deposit Indicator (DDI) beginning with the upcoming 1995 tax season. Previously, the IRS used the DDI to notify the electronic filer after receiving a taxpayer's electronically filed tax return that the direct deposit of the refund would be honored. The DDI was a key element of the Refund Anticipation Loan (RAL) program because it helped control the risk of loan losses and thus encouraged participating financial institutions to make RALs under relatively favorable terms to taxpayers. In response to the IRS's decision, the Company has amended its RAL agreement with Beneficial. Beginning in the 1995 tax season, all Block company-owned offices will offer the Beneficial RAL products, and most of its franchised offices are expected to also offer RALs through Beneficial. Previously, Beneficial served about 40% of H&R Block's company-owned offices, in addition to many of its franchises. As a result of the IRS's decision, more traditional credit underwriting methods will be used by Beneficial to determine eligibility of RAL customers and the price of most RALs will rise significantly. A higher price and more limited availability should affect the number of RAL customers served in 1995, but the extent of the effect can not be estimated with any assurance. However, the Company continues to believe that the earnings of H&R Block Tax Services, Inc. will decline in fiscal 1995 from last year. Additionally, Block Financial Corporation (BFC) will not participate in RALs made during the 1995 tax season. Consequently, BFC, which contributed $8.7 million to consolidated pretax earnings last year, will likely report a loss resulting from its other operations and start-up businesses. It is not possible, at this time, to quantify the overall impact of such changes on consolidated earnings.

RESULTS OF OPERATIONS

During the third quarter of fiscal 1994, the Company sold 100% of the common stock of its wholly-owned subsidiary, Interim Services Inc. Prior amounts include Interim's results, reported as discontinued operations. The results of Interim Services Inc. were previously reflected as the Temporary Help Services segment.

The Company acquired MECA Software, Inc. in November 1994. The transaction was accounted for as a purchase and, accordingly, results include MECA's operations subsequent to the date of acquisition. The personal finance software operations of MECA Software, Inc. (now Block Financial Software, Inc.) are included in the Financial Services segment; the personal tax software operations of Legal Knowledge Systems, Inc., formerly a subsidiary of MECA, are reported as Other Services.

The analysis that follows should be read in conjunction with the table below and the Consolidated Statements of Operations found on pages 4 and 5.

                Three Months Ended October 31, 1994 Compared to
                      Three Months Ended October 31, 1993
                            (amounts in thousands)
                              Revenues           Earnings (loss)
                            1994      1993       1994       1993
                         --------   --------   --------   --------
 Tax services            $ 27,733   $ 26,315   $(35,114)  $(32,338)
 Computer services        136,631    102,543     34,336     24,442
 Financial services         6,792      1,447     (1,308)      (154)
 Other services               550        -       (2,020)       -
 Inter-segment
    eliminations           (3,454)    (2,625)       -          -
                         --------   --------   --------   --------
                          168,252    127,680     (4,106)    (8,050)
 Investment income          4,554      3,464      4,554      3,464
 Unallocated corporate         51         62     (2,477)    (3,281)
                         --------   --------   --------   --------
                         $172,857   $131,206     (2,029)    (7,867)
                         ========   ========
 Income tax benefit                                (777)    (3,694)
                                               --------   --------
 Net loss from
    continuing
    operations                                   (1,252)    (4,173)
 Net earnings from
    discontinued
    operations                                      -        3,241
                                               --------   --------
 Net loss                                      $ (1,252)  $   (932)
                                               ========   ========

Consolidated revenues for the three months ended October 31, 1994 increased 31.7% to $172.857 million from $131.206 million reported last year. The increase is primarily due to greater revenues reported by the Computer Services and Financial Services segments.

The consolidated pretax loss for the second quarter of fiscal 1995 improved 74.2% to $2.029 million from a pretax loss from continuing operations of $7.867 million in the second quarter of last year. The significant improvement in the second quarter loss is due to the improved operating results of the Computer Services segment, offset by increased losses reported by the other operating segments.

The net loss was $1.252 million, or $.01 per share, compared to a net loss from continuing operations of $4.173 million, or $.04 per share, for the same period last year. Discontinued operations which were sold in January 1994 contributed earnings of $.03 per share in the second quarter of fiscal 1994.

An analysis of operations by segment follows.

TAX SERVICES
Revenues increased 5.4% to $27.733 million from $26.315 million last year, due primarily to greater revenues generated by Australian tax operations during its tax season and an improvement in the Canadian exchange rate.

The pretax loss increased 8.6% to $35.114 million from $32.338 million in the second quarter of last year, as a result of increased employee compensation, employee benefits, rent and other facility expenses.

COMPUTER SERVICES
Revenues increased 33.2% to $136.631 million from $102.543 million in the comparable period last year, due to increases in both consumer and network revenues. Consumer Services revenues were 47.5% better than last year, despite a price decrease in February 1994. The growth in consumer revenues is due to the increase in new customers in the United States and further expansion into Europe. Network Services revenues were 33.1% better than last year, due to increasing usage and new customers. Second quarter revenues for the prior fiscal year include the operations of two software subsidiaries which were sold in the first quarter of fiscal 1995. Exclusive of operations sold, revenues increased 40.7% as compared to the prior year.

Pretax earnings increased 40.5% to $34.336 million from $24.442 million in the second quarter of fiscal 1994. The increase in pretax earnings is attributable to the continued strong performances of the Consumer and Network divisions. Excluding the operating results of the software subsidiaries sold, pretax earnings increased 45.2% as compared to the prior year. Pretax earnings as a percentage of revenues, excluding the operations and gain on sales of subsidiaries, was 25.1% for the second quarter of fiscal 1995, compared to 24.3% for the same period last year. The increase in the pretax margin resulted primarily from the exceptional increases in revenues which outpaced expenses, a significant portion of which are not directly associated with revenues.

FINANCIAL SERVICES
Revenues increased to $6.792 million from $1.447 million in the same period last year. The increase in revenues was due to increases in credit card fees and refund loan participation fees, and the revenues of the personal finance software operations of MECA Software, Inc.

The pretax loss increased to $1.308 million from $154 thousand in the second quarter of fiscal 1994, due to the loss reported by the personal finance software business of MECA Software, Inc. which was acquired in November 1993, partially offset by increased earnings of credit card operations.

OTHER SERVICES
Other services represent the operations of the personal tax software business of Legal Knowledge Systems, Inc., formerly a subsidiary of MECA Software, Inc. The second quarter loss of $2.020 million is due to the seasonality of tax preparation software sales, which normally peak during the third and fourth quarters of the fiscal year. The loss includes amortization expense of $247 thousand.

INVESTMENT INCOME
Investment income increased 31.5% to $4.554 million from $3.464 million last year. The increase resulted primarily from greater funds available for investment, largely due to the proceeds from the sale of Interim Services Inc. received in the fourth quarter of fiscal 1994.

CORPORATE AND ADMINISTRATIVE EXPENSES
The corporate and administrative pretax loss for the second quarter decreased 24.5% to $2.477 million from $3.281 million in the comparable period last year. The improvement is the result of the first-time allocation to operating segments of certain employee benefit expenses paid at the corporate level, in addition to management's efforts to control corporate overhead expenses.

       Three Months Ended October 31, 1994 (Second Quarter) Compared to
               Three Months Ended July 31, 1994 (First Quarter)
                            (amounts in thousands)
                               Revenues          Earnings (loss)
                          2nd Qtr    1st Qtr    2nd Qtr    1st Qtr
                         --------   --------   --------   --------
 Tax services            $ 27,733   $  9,563   $(35,114)  $(39,998)
 Computer services        136,631    127,896     34,336     33,912
 Financial services         6,792      5,989     (1,308)       211
 Other services               550         78     (2,020)    (2,039)
 Inter-segment
     eliminations         (3,454)     (3,277)       -          -
                         --------   --------   --------   --------
                          168,252    140,249     (4,106)    (7,914)
 Investment income          4,554      5,151      4,554      5,151
 Unallocated corporate         51        -       (2,477)    (2,034)
                         --------   --------   --------   --------
                         $172,857   $145,400     (2,029)    (4,797)
                         ========   ========
 Income tax benefit                                (777)    (1,837)
                                               --------   --------
 Net loss                                      $ (1,252)  $ (2,960)
                                               ========   ========

Consolidated revenues increased 18.9% to $172.857 million from $145.400 million in the first quarter of fiscal 1995. The significant increase is due to higher revenues generated by all of the operating segments, with the majority of the increase due to Tax Services and Computer Services.

The consolidated pretax loss decreased 57.7% to $2.029 million from $4.797 million for the three months ended July 31, 1994. The improvement is due entirely to the Tax Services segment which decreased its operating loss by 12.2%.

The net loss was $1.252 million, or $.01 per share, compared to a net loss of $2.960 million, or $.03 per share, for the first quarter of fiscal 1995. The decreased loss largely resulted from a reduction in the loss reported by Tax Services, offset by a loss reported by Financial Services and lower investment income.

An analysis of operations by segment follows.

TAX SERVICES
Revenues increased $18.170 million to $27.733 million from $9.563 million reported in the first quarter of fiscal 1995. The increase partially resulted from the onset of the tax season in Australia, which contributed revenues of approximately $8.5 million. U.S. revenues increased approximately $9.5 million due to tuition tax school fees earned in the second quarter and increased sales of supplies to franchisees, both of which are seasonal.

The pretax loss decreased 12.2% to $35.114 million from $39.998 million reported for the three months ended July 31, 1994. The decrease is due to earnings reported by Australian tax operations from its fiscal 1995 tax season.

COMPUTER SERVICES
Revenues increased 6.8% to $136.631 million from $127.896 million reported in the first quarter of fiscal 1995. The increase is due to the improved performance of the Consumer Services and Network Services divisions, offset by the operating revenues and the gain on the sale of two software subsidiaries which were sold during the first quarter. Exclusive of the gain and the operating revenues of these subsidiaries, revenues for the second quarter increased 11.0% as compared to the first quarter. Consumer Services and Network Services revenues for the three months ended October 31, 1994 increased 12.8% and 8.8%, respectively, as compared to the first quarter of fiscal 1995. The growth in Consumer Services is due to an increase in new customers in the United States and business development in Europe, and the growth in Network Services resulted from increasing usage and new customers.

Pretax earnings increased 1.3% to $34.336 million from $33.912 million reported in the first quarter of fiscal 1995. Exclusive of the gain on the sale and the operating results of two software subsidiaries sold, pretax earnings increased 11.1% as compared to the first quarter of fiscal 1995. Pretax earnings as a percentage of revenues, excluding operating results and the gain on the sale of subsidiaries sold, was 25.1% for both the first and second quarters of fiscal 1995.

FINANCIAL SERVICES
Revenues increased 13.4% to $6.792 million from $5.989 million for the three months ended July 31, 1994. The increase resulted primarily from increases in revenues from credit card operations and software sales, offset by a decrease in refund anticipation loan activity caused by seasonality.

The pretax loss was $1.308 million, compared to pretax earnings of $211 thousand for the first quarter of fiscal 1995, resulting primarily from decreased refund anticipation loan activity and increased general and administrative expenses, slightly offset by better results reported by the credit card operations.

OTHER SERVICES
Revenues increased to $550 thousand from $78 thousand in the first quarter of fiscal 1995. The pretax loss for the second quarter decreased .9% to $2.020 million from $2.039 million in the first quarter. The losses result from the seasonality of tax preparation software sales, which normally peak during the third and fourth quarters of the fiscal year.

INVESTMENT INCOME
Investment income decreased 11.6% to $4.554 million from $5.151 million earned for the three months ended July 31, 1994, due to the resources required to fund operations during the Tax Services segment's off-season.

CORPORATE AND ADMINISTRATIVE EXPENSES
The corporate and administrative pretax loss increased 21.8% to $2.477 million from $2.034 million in the first quarter of fiscal 1995, resulting from increased office expenses, consultant fees and stockholder expenses.

             Six Months Ended October 31, 1994 (FYTD) Compared to
                   Six Months Ended October 31, 1993 (FYTD)
                            (amounts in thousands)
                               Revenues           Earnings (loss)
                            1994      1993       1994       1993
                         --------   --------   --------   --------
 Tax services            $ 37,296   $ 35,987   $(75,112)  $(69,502)
 Computer services        264,527    194,431     68,248     46,030
 Financial services        12,781      1,984     (1,097)      (272)
 Other services               628        -       (4,059)       -
 Inter-segment
     eliminations          (6,731)    (5,475)       -          -
                         --------   --------   --------   --------
                          308,501    226,927    (12,020)   (23,744)
 Investment income          9,705      7,531      9,705      7,531
 Unallocated corporate         51         62     (4,511)    (6,029)
                         --------   --------   --------   --------
                         $318,257   $234,520     (6,826)   (22,242)
                         ========   ========
 Income tax benefit                              (2,614)    (9,826)
                                               --------   --------
 Net loss from
    continuing
    operations                                   (4,212)   (12,416)
 Net earnings from
    discontinued
    operations                                      -        6,043
                                               --------   --------
                                               $ (4,212)  $ (6,373)
                                               ========   ========

Consolidated revenues for the six months ended October 31, 1994 increased 35.7% to $318.257 million from $234.520 million reported last year. The increase is principally due to greater revenues reported by the Computer Services and Financial Services segments, including the gain on the sale of two software subsidiaries of $2.796 million.

The consolidated pretax loss improved 69.3% to $6.826 million from a loss from continuing operations of $22.242 million in the comparable period last year. The improvement is almost entirely related to the Computer Services segment which increased earnings by 48.3%, including the gain on sales of subsidiaries, offset by increased losses reported by Tax Services and Other Services.

The net loss was $4.212 million, or $.04 per share, compared to a net loss from continuing operations of $12.416 million, or $.12 per share, for the comparable period last year. Discontinued operations which were sold in January 1994 contributed earnings of $.06 per share for the six months ended October 31, 1993.

An analysis of operations by segment follows.

TAX SERVICES
Revenues increased 3.6% to $37.296 million from $35.987 million last year, due to higher revenues generated by Australian tax operations and increased tax preparation fees in the United States.

The pretax loss increased 8.1% to $75.112 million from $69.502 million last year, due to increased employee compensation, employee benefits, office rent and other facility and equipment expenses.

COMPUTER SERVICES
Revenues increased 36.1% to $264.527 million from $194.431 million last year due to increases in both consumer and network revenues. Consumer Services revenues were 48.5% better than last year, despite a price decrease in February 1994. The consumer revenues growth is due to the increase in new customers and expansion of European operations. Network Services revenues were 33.1% better than last year, due to increasing usage and new customers. Computer Services revenues include a pretax gain of $2.796 million on the sale of two small subsidiaries. Exclusive of the gain on the sale and the operating revenues of these subsidiaries, Computer Services revenues increased 41.0% from the comparable period last year.

Pretax earnings increased 48.3% to $68.248 million from $46.030 million last year. The increase in pretax earnings is attributable to the continued strong performances of the Consumer and Network divisions, in addition to the gains recorded on the sale of two subsidiaries. Excluding the gain and the operating results of the software subsidiaries sold, pretax earnings increased 44.9% from the comparable period last year. Pretax earnings as a percentage of revenues, excluding the gain and operating results of subsidiaries sold, was 25.1% for the six months ended October 31, 1994, compared to 24.5% for the same period last year. The increase in the pretax margin resulted primarily from revenue increases which outpaced expenses, a significant portion of which are not directly associated with revenues.

FINANCIAL SERVICES
Revenues increased to $12.781 million from $1.984 million last year. The increased activity of refund anticipation loan operations, credit card operations and the personal finance software operations of MECA Software, Inc., acquired in November 1993, all contributed to the revenues increase.

The pretax loss increased to $1.097 million from a pretax loss of $272 thousand last year. The increased loss is due to the personal finance software operations, which were acquired in the third quarter of fiscal 1994, partially offset by increased earnings from refund anticipation loan activity and credit card operations. Personal finance software sales are seasonal in nature, with sales increasing in the third and fourth quarters of the fiscal year due to the holiday season and filing of tax returns. The loss includes goodwill amortization expense of $502 thousand.

OTHER SERVICES
The pretax loss of $4.059 million for the six months ended October 31, 1994 is due to the seasonality of tax preparation software sales, which normally peak during the third and fourth quarters of the fiscal year. The loss includes goodwill amortization expense of $494 thousand.

INVESTMENT INCOME
Investment income increased 28.9% to $9.705 million from $7.531 million last year. The increase resulted primarily from greater funds available for investment, largely due to the proceeds from the sale of Interim Services Inc. received in the fourth quarter of fiscal 1994.

CORPORATE AND ADMINISTRATIVE EXPENSES
The corporate and administrative pretax loss decreased 25.2% to $4.511 million from $6.029 million last year. The improvement is the result of the first-time allocation to operating segments of certain employee benefit expenses paid at the corporate level.

                          PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders of the registrant was held on September 7, 1994. At such meeting, three Class II directors were elected to serve three-year terms. In addition, the resolutions set forth below were submitted to a vote of shareholders. With respect to the election of directors and the adoption of each resolution, the number of votes cast for, against or withheld, and the number of abstentions or nonvotes were as follows:

        Election of Class II Directors

            Nominee        Votes FOR     Votes WITHHELD
        ---------------    ----------    --------------
        G. Kenneth Baum    86,030,089        846,605
        Henry F. Frigon    86,028,230        848,465
        Roger W. Hale      86,034,917        841,777

        Approval of Amendment to Third Stock Option Plan for
        Seasonal Employees

        The following resolutions were adopted by a vote of 84,432,404 shares in favor of such resolutions, 1,730,829 shares against such resolutions and 713,260 shares abstaining. In addition, there were 201 shares for which proxies were submitted for the meeting, but for which no vote was cast on the resolutions. The resolutions state:

                   "RESOLVED, That this corporation's Third
             Stock Option Plan for Seasonal Employees, as amended, be further amended by deleting the figure '80%' from the first sentence of Section C of Article 9 of said Plan and replacing such figure with the figure '50%'; and

                    "FURTHER RESOLVED, That said amendment
             shall be effective January 1, 1995, and shall apply to all options then outstanding under the Plan, as well as to all options thereafter granted under the Plan."

        Appointment of Auditors

        The following resolution was adopted by a vote of 86,396,813 shares in favor of such resolution, 153,779 shares against such resolution and 326,103 shares abstaining:

                    "RESOLVED, That the appointment of Deloitte
             & Touche as the independent auditors for H&R
             Block, Inc., and its subsidiaries for the year ending April 30, 1995, is hereby ratified, approved and confirmed."

At the close of business on July 19, 1994, the record date for the annual meeting of shareholders, there were 106,576,312 shares of Common Stock of the registrant outstanding and entitled to vote at the meeting. There were 86,876,694 shares represented at the annual meeting of shareholders held on September 7, 1994.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

    (10)(a) Amendment No. 1 to H&R Block Supplemental Deferred Compensation Plan for Executives.

    (10)(b) Employment Agreement between HRB Management, Inc. and William
            F. Evans.

    (27)    Financial Data Schedule.

(b) Reports on Form 8-K

    The registrant did not file any reports on Form 8-K during the second quarter of fiscal year 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   H&R BLOCK, INC.
                                                    (Registrant)



DATE    12/09/94                    BY        /s/  William P. Anderson
      ------------                       ----------------------------------
                                                William P. Anderson
                                              Senior Vice President and
                                              Chief Financial Officer



DATE    12/09/94                    BY        /s/  Ozzie Wenich
      ------------                       ----------------------------------
                                                  Ozzie Wenich
                                             Vice President, Finance
                                                 and Treasurer