Form 10-Q
period 1995-01-31
H&R BLOCK INC
filed 1995-03-13
CIK 12659

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended January 31, 1995

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
                                    ---------------    ----------------

                       Commission file number 1-6089

                               H&R BLOCK, INC.

           (Exact name of registrant as specified in its charter)

          MISSOURI                                         44-0607856
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                              4410 Main Street
                         Kansas City, Missouri  64111

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

Yes [X]   No [ ]

The number of shares outstanding of the registrant's Common Stock, without par value, at February 28, 1995 was 104,747,167 shares.

                              TABLE OF CONTENTS


PART I    Financial Information

          Consolidated Balance Sheets
             January 31, 1995 (Unaudited) and
             April 30, 1994 (Audited)


          Consolidated Statements of Operations
             Three Months Ended January 31, 1995 and 1994 (Unaudited) Nine Months Ended January 31, 1995 and 1994 (Unaudited)


          Consolidated Statements of Cash Flows
             Nine Months Ended January 31, 1995 and 1994 (Unaudited)


          Notes to Consolidated Financial Statements (Unaudited)


          Management's Discussion and Analysis of Financial
             Condition and Results of Operations


PART II   Other Information


SIGNATURES

                                     H&R BLOCK, INC.
                              CONSOLIDATED BALANCE SHEETS
                        Amounts in thousands, except share amounts
                                                                              January 31,         April 30,
                                                                                 1995                1994
                                                                              (Unaudited)         (Audited)
                                   ASSETS                                    -------------      -------------
CURRENT ASSETS
     Cash (including certificates of deposit of $15,354 and $23,519)         $      59,998      $      41,343
     Marketable securities                                                         109,750            473,043
     Receivables, less allowance for doubtful accounts of $16,047 and
         $12,744                                                                   263,802            165,858
     Prepaid expenses                                                               31,872             19,551
                                                                             -------------      -------------
         TOTAL CURRENT ASSETS                                                      465,422            699,795

INVESTMENTS AND OTHER ASSETS
     Investments in marketable securities                                          101,003            105,705
     Excess of cost over fair value of net tangible assets acquired,
         net of amortization                                                        68,337             67,679
     Other                                                                          41,600             36,301
                                                                             -------------      -------------
                                                                                   210,940            209,685
PROPERTY AND EQUIPMENT, at cost less accumulated
     depreciation and amortization                                                 201,629            165,224
                                                                             -------------      -------------
                                                                             $     877,991      $   1,074,704
                                                                             =============      =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                                                           $      90,624      $       -
     Accounts payable, accrued expenses and deposits                               121,631            160,592
     Accrued salaries, wages and payroll taxes                                      41,941             55,195
     Accrued taxes on income                                                        22,082            120,425
                                                                             -------------      -------------
         TOTAL CURRENT LIABILITIES                                                 276,278            336,212

OTHER NONCURRENT LIABILITIES                                                        41,034             30,617

STOCKHOLDERS' EQUITY
     Common stock, no par, stated value $.01 per share                               1,089              1,089
     Additional paid-in capital                                                     87,750             90,552
     Retained earnings                                                             628,727            719,724
                                                                             -------------      -------------
                                                                                   717,566            811,365
     Less cost of 4,118,232 and 2,823,605 shares of common stock
         in treasury                                                               156,887            103,490
                                                                             -------------      -------------
                                                                                   560,679            707,875
                                                                             -------------      -------------
                                                                             $     877,991      $   1,074,704
                                                                             =============      =============

See Notes to Consolidated Financial Statements.

                                      H&R BLOCK, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                   Unaudited, amounts in thousands, except per share amounts
                                                                                    Three Months Ended
                                                                                        January 31,
                                                                                 1995               1994
                                                                             ------------       ------------
 REVENUES
     Service revenues                                                        $    252,528       $    213,787
     Franchise royalties                                                            8,931              9,551
     Investment income                                                              4,104              2,800
     Other income                                                                   2,451              3,303
                                                                             ------------       ------------
                                                                                  268,014            229,441
                                                                             ------------       ------------
 EXPENSES
     Employee compensation and benefits                                            94,643             83,731
     Occupancy and equipment                                                       74,777             60,686
     Marketing and advertising                                                     17,649              9,730
     Supplies, freight and postage                                                 20,490             17,385
     Other                                                                         47,353             44,292
     Purchased research and development                                              -                25,072
                                                                             ------------       ------------
                                                                                  254,912            240,896
                                                                             ------------       ------------
 EARNINGS (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAX EXPENSE                                                     13,102            (11,455)

 Income tax expense                                                                 5,018              6,479
                                                                             ------------       ------------
 Net earnings (loss) from continuing operations                                     8,084            (17,934)

 Net earnings from discontinued operations (less applicable
    income taxes of $2,920)                                                          -                 3,225

 Gain on sale of discontinued operations (less applicable income
    taxes of $16,711)                                                                -                27,265
                                                                             ------------       ------------
 NET EARNINGS                                                                $      8,084       $     12,556
                                                                             ============       ============

 Weighted average number of common shares outstanding                             105,658            106,892
                                                                                  =======            =======
 EARNINGS (LOSS) PER SHARE
    From continuing operations                                               $        .08       $       (.17)
                                                                             ============       ============
    Net earnings                                                             $        .08       $        .12
                                                                             ============       ============

 Dividends per share                                                         $      .3125       $        .28
                                                                             ============       ============

See Notes to Consolidated Financial Statements.

                                         H&R BLOCK, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                   Unaudited, amounts in thousands, except per share amounts
                                                                                    Nine Months Ended
                                                                                        January 31,
                                                                                 1995               1994
                                                                             ------------       ------------
 REVENUES
     Service revenues                                                        $    551,651       $    434,886
     Franchise royalties                                                           13,560             13,725
     Investment income                                                             13,809             10,331
     Other income                                                                   7,251              5,019
                                                                             ------------       ------------
                                                                                  586,271            463,961
                                                                             ------------       ------------
 EXPENSES
     Employee compensation and benefits                                           189,545            162,575
     Occupancy and equipment                                                      199,759            160,602
     Marketing and advertising                                                     37,972             23,486
     Supplies, freight and postage                                                 38,048             32,261
     Other                                                                        114,671             93,662
     Purchased research and development                                              -                25,072
                                                                             ------------       ------------
                                                                                  579,995            497,658
                                                                             ------------       ------------
 EARNINGS (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAX EXPENSE (BENEFIT)                                            6,276            (33,697)

 Income tax expense (benefit)                                                       2,404             (3,347)
                                                                             ------------       ------------
 Net earnings (loss) from continuing operations                                     3,872            (30,350)

 Net earnings from discontinued operations (less applicable
    income taxes of $8,706)                                                          -                 9,268

 Gain on sale of discontinued operations (less applicable income
    taxes of $16,711)                                                                -                27,265
                                                                             ------------       ------------
 NET EARNINGS                                                                $      3,872       $      6,183
                                                                             ============       ============

 Weighted average number of common shares outstanding                             105,729            106,581
                                                                                  =======            =======
 EARNINGS (LOSS) PER SHARE
    From continuing operations                                               $        .04       $       (.28)
                                                                             ============       ============
    Net earnings                                                             $        .04       $        .06
                                                                             ============       ============

 Dividends per share                                                         $       .905       $        .81
                                                                             ============       ============

See Notes to Consolidated Financial Statements.

                                    H&R BLOCK, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Unaudited, amounts in thousands
                                                                                    Nine Months Ended
                                                                                        January 31,
                                                                                 1995                1994
                                                                             ------------       ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                             $      3,872       $      6,183
    Adjustments to reconcile net earnings to net cash
      used in operating activities:
       Depreciation and amortization                                               49,364             46,541
       Gain on sale of subsidiaries                                                (2,796)           (27,265)
       Purchased research and development                                            -                25,072
       Other noncurrent liabilities                                                10,417              3,248
       Changes in:
          Receivables                                                             (97,944)          (249,504)
          Prepaid expenses                                                        (12,321)           (20,043)
          Net assets of discontinued operations                                      -               (17,370)
          Accounts payable, accrued expenses and deposits                         (38,961)             1,154
          Accrued salaries, wages and payroll taxes                               (13,254)              (272)
          Accrued taxes on income                                                 (99,223)           (91,646)
                                                                             ------------       ------------
    NET CASH USED IN OPERATING ACTIVITIES                                        (200,846)          (323,902)
                                                                             ------------       ------------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of marketable securities                                         (1,166,754)          (518,466)
    Maturities of marketable securities                                         1,537,046            757,826
    Purchases of property and equipment                                           (82,675)           (65,011)
    Excess of cost over fair value of net tangible assets acquired                 (6,042)           (49,938)
    Other, net                                                                     (1,314)           (20,042)
                                                                             ------------       ------------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                                     280,261            104,369
                                                                             ------------       ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments of notes payable                                                (1,353,360)          (327,302)
    Proceeds from issuance of notes payable                                     1,443,984            647,505
    Dividends paid                                                                (95,185)           (86,356)
    Payments to acquire treasury shares                                          (110,668)           (68,899)
    Proceeds from stock options exercised                                          54,469             47,180
                                                                             ------------       ------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (60,760)           212,128
                                                                             ------------       ------------
 NET INCREASE (DECREASE) IN CASH                                                   18,655             (7,405)

 CASH AT BEGINNING OF PERIOD                                                       41,343             43,417
                                                                             ------------       ------------
 CASH AT END OF PERIOD                                                       $     59,998       $     36,012
                                                                             ============       ============
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Income taxes paid                                                        $    101,627       $     97,199
    Interest paid                                                                   2,635                976

See Notes to Consolidated Financial Statements.

                                H&R BLOCK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


1. The Consolidated Balance Sheet as of January 31, 1995, the Consolidated Statements of Operations for the three and nine months ended January 31, 1995 and 1994, and the Consolidated Statements of Cash Flows for the nine months ended January 31, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1995 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1994 Annual Report to Shareholders.

    Operating revenues are seasonal in nature with peak revenues occurring in the months January through April. Thus, the nine month results are not indicative of results to be expected for the year.

2. During the third quarter of fiscal 1994, the Company sold 100% of the common stock of its wholly-owned subsidiary, Interim Services Inc. through an initial public offering of 10,000,000 shares at $20.00 per share. The Company recorded a net gain on the sale of $27.265 million, or $.26 per share. Since cash proceeds from the sale were received subsequent to quarter end, a receivable, net of underwriting fees, of $188.500 million is included in accounts receivable at January 31, 1994. The sale was treated as a non-cash item for purposes of reporting cash flows. Prior year amounts also include Interim's operating results, reported as discontinued operations.

3. The Company acquired MECA Software, Inc. (now Block Financial Software, Inc.) in November 1993 for $45.384 million in cash. The acquisition was accounted for as a purchase and, accordingly, the Consolidated Statements of Operations include MECA's results since the date of acquisition. The excess purchase price over fair value of the net tangible assets acquired was $55.978 million, of which $25.072 million was allocated to purchased research and development, $4.900 million was allocated to various other intangibles including technology, software and trademarks, and the remainder was allocated to goodwill. Fiscal 1994 results include a charge for purchased research and development which is not deductible for income tax purposes. The fair value of assets acquired, including intangibles, was $62.004 million; liabilities assumed were $16.620 million. Liabilities assumed in connection with the acquisition were non-cash items excluded from the Consolidated Statements of Cash Flows. Pro forma results assuming MECA had been acquired as of the beginning of the periods presented would not be materially different from reported results.

4. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Standard addresses the reporting for debt and equity securities by requiring such investments to be classified in held-to-maturity, available-for-sale or trading categories. The Company adopted this Standard on May 1, 1994. All marketable debt and equity securities have been classified as current or noncurrent available-for-sale securities, and are carried at market value with unrealized gains and losses included in stockholders' equity. The adoption of this Standard resulted in an increase to stockholders' equity of $5,526,000 (net of taxes of $3,431,000), representing the aggregate excess market value over carrying value of the Company's securities on the date of adoption. During the nine months ended January 31, 1995, the net unrealized holding gain on available-for-sale securities decreased $4,109,000 to $1,417,000. Net earnings for the period were not affected by the accounting change.

5. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

6. Net earnings (loss) per common share is based on the weighted average number of shares outstanding during each period, and in periods in which they have a dilutive effect, the effect of common shares contingently issuable from stock options. Earnings (loss) per share assuming full dilution has not been shown as there would be no material dilution.

7. During the nine months ended January 31, 1995 and 1994, the Company issued 1,496,273 and 1,546,551 shares, respectively, pursuant to provisions for exercise of its stock option plans; during the same periods, the Company acquired 2,790,900 and 1,883,816 shares of its common stock at an aggregate cost of $110,668,000 and $68,899,000, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 3 and 6, respectively.

Working capital decreased from $363.6 million at April 30, 1994 to $189.1 million at January 31, 1995. The working capital ratio at January 31, 1995 was 1.7 to 1 compared to 2.1 to 1 at April 30, 1994. The decrease in working capital must be viewed in the context of the Company's business which is seasonal, with peak activity in the fourth quarter, due to the nature of the Company's largest segment, Tax Services. Tax return preparation occurs almost entirely in the fourth quarter and has the effect of increasing certain assets and liabilities during this time.

The Company has no long-term debt. However, the Company maintains seasonal lines of credit to support short-term borrowing facilities in the United States and Canada. During the months of January through April, the Company's Canadian Tax Services regularly incurs short-term borrowings to purchase refunds due its clients. Additionally, Block Financial Corporation (BFC), a wholly-owned subsidiary of the Company, incurs short-term borrowings throughout the year to fund receivables associated with its credit card program. At January 31, 1995, short-term borrowings used to fund credit card receivables and purchases of refunds in Canada totaled $90.6 million. There were no borrowings outstanding at April 30, 1994. The Company also maintains a year-round $100 million line of credit to support various financial activities conducted by BFC.

The Company's acquisition of treasury shares, capital expenditures and dividend payments during the first nine months were funded through internally-generated funds.

On October 26, 1994, the Internal Revenue Service announced that, as a result of concerns relating to fraudulent tax refund claims by taxpayers, it was eliminating the Direct Deposit Indicator (DDI) beginning with the 1995 tax season. Previously, the IRS used the DDI to notify the electronic filer after receiving a taxpayer's electronically filed tax return that the direct deposit of the refund would be honored. The DDI was a key element of the Refund Anticipation Loan (RAL) program because it helped control the risk of loan losses and thus encouraged participating financial institutions to make RALs under relatively favorable terms to taxpayers.

In response to the IRS's decision, the Company has amended its RAL agreement with Beneficial National Bank ("Beneficial"). As of January 1995, all Block company-owned offices, and most of its franchised offices, are offering the Beneficial RAL products. Previously, Beneficial served about 40% of Tax Services' company-owned offices, in addition to many of its franchises. As a result of the IRS's decision, more traditional credit underwriting methods are being used by Beneficial to determine eligibility of RAL customers, and the price of most RALs has risen significantly. A higher price and more limited availability will affect the number of RAL customers served in 1995, but the full extent of the effect can not be estimated with any assurance at this time. For the month of January 1995, worldwide Tax Services' volume for company-owned and franchised offices decreased 6.2% as compared to the same month last year, and the number of taxpayers served was down 7.7%. From January 1 through February 15, worldwide Tax Services' volume decreased 9.7%, and the number of taxpayers served declined 11.5%, compared with the same period a year ago. The number of returns prepared by Tax Services in the United States for the period from January 1 through February 15 this year decreased 5.1% compared with last year, and the number of returns filed electronically for both company-owned and franchised offices was 3,829,966, a decrease of 22.2% compared with the same period a year ago.

Although it is difficult to predict the business results for an entire tax season based on the operating performance during the first six-week period, the Company continues to believe that pretax earnings for Tax Services will be lower than the preceding year. Additionally, BFC will not participate in RALs made during the 1995 tax season. Consequently, BFC, which contributed $8.7 million to consolidated pretax earnings last year, will likely report a loss resulting from its other operations and start-up businesses. It is not possible, at this time, to quantify the overall impact of such changes on consolidated earnings.

RESULTS OF OPERATIONS
During the third quarter of fiscal 1994, the Company sold 100% of the common stock of its wholly-owned subsidiary, Interim Services Inc. (See Note 2 of the Notes to Consolidated Financial Statements on page 7.) The results of Interim Services Inc. were previously reflected as the Temporary help services segment.

The Company acquired MECA Software, Inc. in November 1993. (See Note 3 of the Notes to Consolidated Financial Statements on page 7.) The personal finance software operations of MECA Software, Inc. (now Block Financial Software, Inc.) are included in the Financial services segment; the personal tax software operations of Legal Knowledge Systems, Inc., formerly a subsidiary of MECA, are reported as Other services.

The analysis that follows should be read in conjunction with the table below and the Consolidated Statements of Operations found on pages 4 and 5.

               THREE MONTHS ENDED JANUARY 31, 1995 COMPARED TO
                   THREE MONTHS ENDED JANUARY 31, 1994
                          (amounts in thousands)
                                              Revenues                    Earnings (loss)
                                        1995           1994            1995           1994
                                    -----------    ------------   ------------    -----------
 Tax services                       $    96,002    $    104,557   $    (28,762)   $   (12,471)
 Computer services                      154,172         113,749         41,207         29,313
 Financial services                      10,211           8,230         (1,616)           222
 Other services                           6,990           2,848          2,268           (937)
 Inter-segment eliminations              (3,465)         (2,850)           -              -
                                    -----------    ------------   ------------    -----------
                                        263,910         226,534         13,097         16,127
 Investment income                        4,104           2,800          4,104          2,800
 Unallocated corporate                      -               107         (4,099)        (5,310)
                                    -----------    ------------
                                    $   268,014    $    229,441
                                    ===========    ============
 Purchased research and
 development                                                               -          (25,072)
                                                                  ------------    -----------
                                                                        13,102        (11,455)
 Income tax expense                                                      5,018          6,479
                                                                  ------------    -----------
 Net earnings (loss) from
    continuing operations                                                8,084        (17,934)
 Discontinued operations:
       Net earnings                                                        -            3,225
       Net gain on sale                                                    -           27,265
                                                                  ------------    -----------
 Net earnings                                                     $      8,084    $    12,556
                                                                  ============    ===========

Consolidated revenues for the three months ended January 31, 1995 increased 16.8% to $268.014 million from $229.441 million reported last year. The increase is primarily due to greater revenues reported by Computer services, partially offset by decreased revenues of Tax services.

Consolidated net earnings for the third quarter of fiscal 1995 were $8.084 million, compared to a net loss from continuing operations of $17.934 million in the third quarter of last year. The net loss from continuing operations for the quarter ended January 31, 1994 included a non-recurring charge for purchased research and development of $25.072 million, recognized in connection with the acquisition of MECA Software, Inc. Excluding purchased research and development, net earnings from continuing operations increased 13.3% due to higher earnings contributed by Computer services and Other services, offset by an increased loss reported by Tax services.

Third quarter net earnings decreased 35.6% to $8.084 million, or $.08 per share, from net earnings of $12.556 million, or $.12 per share, for the same period last year. The decrease was effected by both earnings from, and the gain on the sale of, discontinued operations which improved earnings by $.03 and $.26 per share, respectively, in the third quarter of fiscal 1994. The earnings from, and gain on the sale of, discontinued operations was substantially offset by the charge for purchased research and development amounting to $.24 per share.

An analysis of operations by segment follows.

TAX SERVICES
Third quarter revenues decreased 8.2% to $96.002 million from $104.557 million last year. The pretax loss increased 130.6% to $28.762 million from $12.471 million in the comparable period last year. Both revenues and operating results suffered as a result of the IRS's decision to eliminate the Direct Deposit Indicator, a key element of the electronic filing and Refund Anticipation Loan (RAL) programs. (See Management's Discussion and Analysis of Financial Condition on page 9.)

COMPUTER SERVICES
Revenues increased 35.5% to $154.172 million from $113.749 million in the comparable period last year, due to increases in both consumer and network revenues. Consumer services revenues were 47.2% better than last year. The growth in consumer revenues is due to the increase in new customers in the United States and further expansion into Europe. Network services revenues were 36.7% better than last year, due to increasing usage and new customers. Third quarter revenues for the prior fiscal year include the operations of two software subsidiaries which were sold in the first quarter of fiscal 1995. Exclusive of operations sold, revenues increased 41.5% as compared to the prior year.

Pretax earnings increased 40.6% to $41.207 million from $29.313 million in the third quarter of fiscal 1994. The increase in pretax earnings is attributable to the continued strong performances of the consumer and network divisions. Excluding the operating results of the software subsidiaries sold, pretax earnings increased 43.1% as compared to the prior year. Pretax earnings as a percentage of revenues, excluding the software operations sold, was 26.7% for the third quarter of fiscal 1995, compared to 26.4% for the same period last year.

FINANCIAL SERVICES
Revenues increased 24.1% to $10.211 million from $8.230 million in the same period last year. The increase in revenues was due to increases in credit card fees and the personal finance software sales of Block Financial Software, Inc., formerly MECA Software, Inc., which was acquired in the third quarter last year. Fiscal 1994 third quarter results include only two months of personal financial software operations. These increases were significantly offset by a decrease in RAL participation fees, which is directly associated with the IRS's decision to eliminate the Direct Deposit Indicator. (See Management's Discussion and Analysis of Financial Condition on page 9.)

The pretax loss was $1.616 million, compared to earnings of $222 thousand in the third quarter of fiscal 1994, almost entirely attributable to the absence of earnings from investments in RALs. Results for the third quarter of fiscal 1995 and 1994 include goodwill amortization of $251 thousand and $773 thousand, respectively.

OTHER SERVICES
Since Legal Knowledge Systems, Inc. was acquired in November 1993, fiscal 1994 third quarter results include only two months of personal tax software operations. Third quarter revenues increased to $6.990 million from $2.848 million last year subsequent to the date of acquisition. Pretax earnings were $2.268 million, compared to last year's pretax loss of $937 thousand subsequent to the date of acquisition. Growth in revenues and earnings resulted from increases in sales to both recurring and new customers. Tax preparation software sales are seasonal and normally peak during both the third and fourth quarters of the fiscal year. Therefore, third quarter
results are not indicative of expected annual results.   Results include
goodwill amortization of $247 thousand and $773 thousand for the third quarters of fiscal 1995 and 1994, respectively.

INVESTMENT INCOME
Investment income increased 46.6% to $4.104 million from $2.800 million last year. The increase resulted primarily from greater funds available for investment, largely due to the proceeds from the sale of Interim Services Inc. received in the fourth quarter of fiscal 1994.

CORPORATE AND ADMINISTRATIVE EXPENSES
The corporate and administrative pretax loss for the third quarter decreased 22.8% to $4.099 million from $5.310 million in the comparable period last year. The improvement is the result of the first-time allocation to operating segments of certain employee benefit expenses paid at the corporate level, in addition to a decrease in staff wages.

     THREE MONTHS ENDED JANUARY 31, 1995 (THIRD QUARTER) COMPARED TO
          THREE MONTHS ENDED OCTOBER 31, 1994 (SECOND QUARTER)
                         (amounts in thousands)
                                              Revenues                    Earnings (loss)
                                      3rd Qtr         2nd Qtr        3rd Qtr         2nd Qtr
                                    -----------    ------------   ------------    -----------
 Tax services                       $    96,002    $     27,733   $    (28,762)   $   (35,114)
 Computer services                      154,172         136,631         41,207         34,336
 Financial services                      10,211           6,792         (1,616)        (1,308)
 Other services                           6,990             550          2,268         (2,020)
 Inter-segment eliminations              (3,465)         (3,454)           -              -
                                    -----------    ------------   ------------    -----------
                                        263,910         168,252         13,097         (4,106)
 Investment income                        4,104           4,554          4,104          4,554
 Unallocated corporate                      -                51         (4,099)        (2,477)
                                    -----------    ------------   ------------    -----------
                                    $   268,014    $    172,857         13,102         (2,029)
                                    ===========    ============
 Income tax expense (benefit)                                            5,018           (777)
                                                                  ------------    -----------
 Net earnings (loss)                                              $      8,084    $    (1,252)
                                                                  ============    ===========

Consolidated revenues increased 55.0% to $268.014 million from $172.857 million in the second quarter of fiscal 1995. The significant increase is due to higher revenues generated by all of the operating segments, with the majority of the increase due to Tax services and Computer services.

Consolidated pretax earnings were $13.102 million, compared to a consolidated pretax loss of $2.029 million in the second quarter of fiscal 1995. The improved operating results are due to Tax services, Computer services and Other services.

An analysis of operations by segment follows.

TAX SERVICES
Revenues increased to $96.002 million from $27.733 million reported in the second quarter of fiscal 1995. The pretax loss decreased 18.1% to $28.762 million from $35.114 million reported for the three months ended October 31, 1994. The improved results are due to the onset of the tax season in the United States and Canada in January.

COMPUTER SERVICES
Revenues increased 12.8% to $154.172 million from $136.631 million reported in the second quarter of fiscal 1995. The increase is due to the improved performance of the consumer services and network services divisions. The growth in consumer services' revenues is due to an increase in new customers in the United States and business development in Europe, and the growth in network services results from increasing usage and new customers.

Pretax earnings increased 20.0% to $41.207 million from $34.336 million reported in the second quarter of fiscal 1995. Pretax earnings as a percentage of revenues was 26.7% and 25.1% for the third and second quarters of fiscal 1995, respectively. The increase in the pretax margin resulted primarily from revenue increases which outpaced expenses, a significant portion of which are not directly associated with revenues.

FINANCIAL SERVICES
Revenues increased 50.3% to $10.211 million from $6.792 million for the three months ended October 31, 1994. The increase resulted from increases in credit card fees and personal finance software sales. Sales of personal financial software are seasonal in nature, with sales increasing in the third and fourth quarters of the fiscal year due to the holiday season and filing of tax returns.

The pretax loss increased 23.5% to $1.616 million, compared to $1.308 million for the second quarter of fiscal 1995, due to increased expenses associated with credit card operations, offset by an improvement in the results of personal finance software operations.

OTHER SERVICES
Revenues increased to $6.990 million from $550 thousand in the second quarter of fiscal 1995. Pretax earnings for the third quarter were $2.268 million, compared to a pretax loss of $2.020 million in the second quarter. Tax preparation software sales are highly seasonal, and normally peak in the third and fourth quarters of the fiscal year concurrent with the tax filing season.

INVESTMENT INCOME
Investment income decreased 9.9% to $4.104 million from $4.554 million earned for the three months ended October 31, 1994, due to the resources required to fund Tax Services' operations during its off-season period.

CORPORATE AND ADMINISTRATIVE EXPENSES
The corporate and administrative pretax loss increased 65.5% to $4.099 million from $2.477 million in the second quarter of fiscal 1995, due to increased staff wages, employee benefits and legal and audit fees.

            NINE MONTHS ENDED JANUARY 31, 1995 (FYTD) COMPARED TO
                 NINE MONTHS ENDED JANUARY 31, 1994 (FYTD)
                          (amounts in thousands)
                                              Revenues                    Earnings (loss)
                                        1995           1994            1995           1994
                                    -----------    ------------   ------------    -----------
 Tax services                       $   133,298    $    140,544   $   (103,874)   $   (81,973)
 Computer services                      418,699         308,180        109,455         75,343
 Financial services                      22,992          10,214         (2,713)           (50)
 Other services                           7,618           2,848         (1,791)          (937)
 Inter-segment eliminations             (10,196)         (8,325)           -              -
                                    -----------    ------------   ------------    -----------
                                        572,411         453,461          1,077         (7,617)
 Investment income                       13,809          10,331         13,809         10,331
 Unallocated corporate                       51             169         (8,610)       (11,339)
                                    -----------    ------------
                                    $   586,271    $    463,961
                                    ===========    ============
 Purchased research and
  development                                                              -          (25,072)
                                                                  ------------    -----------
                                                                         6,276        (33,697)
 Income tax expense (benefit)                                            2,404         (3,347)
                                                                  ------------    -----------
 Net earnings (loss) from
   continuing operations                                                 3,872        (30,350)
 Discontinued operations:
       Net earnings                                                        -            9,268
       Net gain on sale                                                    -           27,265
                                                                  ------------    -----------
 Net earnings                                                     $      3,872    $     6,183
                                                                  ============    ===========

Consolidated revenues for the nine months ended January 31, 1995 increased 26.4% to $586.271 million from $463.961 million last year. The increase is principally due to greater revenues from Computer services and Financial services.

Consolidated net earnings were $3.872 million for the nine months ended January 31, 1995, compared to a net loss from continuing operations of $30.350 million in the comparable period last year. Last year's net loss from continuing operations for the nine months ended January 31 included a non-recurring charge for purchased research and development of $25.072 million, recognized in connection with the acquisition of MECA Software, Inc. in November 1993. Excluding purchased research and development, net results from continuing operations improved by $9.150 million, related almost entirely to the outstanding performance of the Computer services segment, which increased earnings by 44.2% (excluding the gain on sales of subsidiaries), offset by the increased losses of Tax services and Financial services.

Consolidated net earnings for the nine months ended January 31, 1995 decreased 37.4% to $3.872 million, or $.04 per share, from $6.183 million, or $.06 per share, in the comparable period last year. The decrease was effected by both earnings from, and the gain on the sale of, discontinued operations which improved earnings by $.09 and $.26 per share, respectively, in fiscal 1994. The earnings from, and the gain on the sale of, discontinued operations last year was substantially offset by the charge for purchased research and development amounting to $.24 per share.

An analysis of operations by segment follows.

TAX SERVICES
Revenues decreased 5.2% to $133.298 million from $140.544 million last year, and the pretax loss increased 26.7% to $103.874 million from $81.973 million last year, both as a result of the IRS's decision to eliminate the Direct Deposit Indicator. The Direct Deposit Indicator was a key element of the electronic filing and RAL programs. (See Management's Discussion and Analysis of Financial Condition on page 9).

COMPUTER SERVICES
Revenues increased 35.9% to $418.699 million from $308.180 million last year due to increases in both consumer and network revenues. Consumer services revenues were 48.0% better than last year, due to the increase in new customers and expansion of European operations. Network services revenues were 34.4% better than last year, due to increasing usage and new customers. Computer services revenues include a pretax gain of $2.796 million on the sale of two small subsidiaries. Exclusive of the gain on the sale and the operating revenues of these subsidiaries, Computer services revenues increased 41.2% from the comparable period last year.

Pretax earnings increased 45.3% to $109.455 million from $75.343 million last year. The increase in pretax earnings is attributable to the continued robust performances of the consumer and network divisions, in addition to the gains recorded on the sale of two subsidiaries. Excluding the gain and the operating results of the software subsidiaries sold, pretax earnings increased 44.2% from the comparable period last year. Pretax earnings as a percentage of revenues, excluding the gain and operating results of subsidiaries sold, was 25.7% for the nine months ended January 31, 1995, compared to 25.2% for the same period last year.

FINANCIAL SERVICES
Revenues increased 125.1% to $22.992 million from $10.214 million last year. The growth is due to a significant increase in credit card fees and the personal finance software sales of Block Financial Software, Inc., formerly MECA Software, Inc., which was acquired in November 1993. These increases were somewhat offset by the absence of revenues generated from RAL participation fees due to the IRS's decision to eliminate the Direct Deposit Indicator. (See Management's Discussion and Analysis of Financial Condition on page 9.)

The pretax loss increased to $2.713 million from a pretax loss of $50 thousand last year, due to the absence of earnings from investments in RALs and an increased loss from the personal finance software operations of Block Financial Software, Inc.

OTHER SERVICES
Revenues increased to $7.618 million from $2.848 million last year subsequent to the date of acquisition, due to increased sales to both new and recurring customers. The pretax loss increased to $1.791 million from $937 thousand last year subsequent to the date of acquisition. Personal tax software sales are seasonal, with nearly all revenues generated during the third and fourth quarters coincident with the tax filing period. Since Legal Knowledge Systems, Inc. was acquired in November 1993, the fiscal 1994 year-to-date pretax loss does not include the non-tax season operating expenses which are included in the fiscal 1995 pretax loss.

INVESTMENT INCOME
Investment income increased 33.7% to $13.809 million from $10.331 million last year. The increase resulted primarily from greater funds available for investment, largely due to the proceeds from the sale of Interim Services Inc. received in the fourth quarter of fiscal 1994.

CORPORATE AND ADMINISTRATIVE EXPENSES
The corporate and administrative pretax loss decreased 24.1% to $8.610 million from $11.339 million last year. The improvement is the result of the first-time allocation to operating segments of certain employee benefit expenses paid at the corporate level, in addition to decreased staff wages.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              (11)  Statement re Computation of Per Share Earnings.
              (27)  Financial Data Schedule.

         (b) Reports on Form 8-K

             The registrant did not file any reports on Form 8-K during the third quarter of fiscal year 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   H&R BLOCK, INC.
                                                    (Registrant)



DATE    3/10/95                     BY        /s/  William P. Anderson
      -----------                            --------------------------
                                                William P. Anderson
                                              Senior Vice President and
                                              Chief Financial Officer


DATE    3/10/95                   BY            /s/  Ozzie Wenich
      -----------                            --------------------------
                                                    Ozzie Wenich
                                               Vice President, Finance
                                                    and Treasurer