Form 10-K405
period 1995-04-30
H&R BLOCK INC
filed 1995-07-28
CIK 12659

                            FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
    For the fiscal year ended:  April 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from               to
                                   --------------  -------------
                 Commission File Number:  1-6089

                         H&R BLOCK, INC.
      (Exact name of registrant as specified in its charter)

          Missouri                              44-0607856
(State or other jurisdiction of        (I.R.S. Employer Identifi-
incorporation or organization)               cation Number)

4410 Main Street, Kansas City, Missouri              64111
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (816)753-6900

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on June 1, 1995, was $3,593,515,157.

Number of shares of registrant's Common Stock, without par value, outstanding on June 1, 1995: 104,876,724.

               DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of the registrant's annual report to security holders for the fiscal year ended April 30, 1995, are incorporated herein by reference in response to Part I, Item 1, and Part II, Items 5 through 8, inclusive, and certain specified portions of the registrant's definitive proxy statement to be filed within 120 days after April 30, 1995, are incorporated herein by reference in response to Part III, Items 10 through 13, inclusive.


                              PART I

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

    H&R Block, Inc. is a diversified services corporation that was organized in 1955 under the laws of the State of Missouri (the "Company"). It is the parent corporation in a two-tier holding company structure following a 1993 corporate restructuring. The second-tier holding company is H&R Block Group, Inc., a Delaware corporation and the direct owner of all of the shares of the Company's primary operating subsidiary corporations. Such primary operating subsidiaries consist of CompuServe Incorporated, H&R Block Tax Services, Inc., and Block Financial Corporation. Developments within each of these segments of the Company during fiscal year 1995 are described in the section below entitled "Description of Business."

    During the year ended April 30, 1995, the Company was not involved in any bankruptcy, receivership or similar proceedings or any material reclassifications, mergers or consolidations and the Company did not acquire or dispose of any material amount of assets otherwise than in the ordinary course of business.

    On April 4, 1995, the Company acquired SPRY, Inc., a private Washington corporation and a provider of Internet access applications for the office, home and publishing markets ("SPRY"). The transaction involved the acquisition by a wholly-owned subsidiary of the Company of all of the outstanding SPRY common and preferred stock in exchange for 401,768 shares of the Company's Delayed Convertible Preferred Stock valued at $54.2 million and cash, including acquisition expenses, of $41.8 million. Additionally, management stock options for 98,900 shares of SPRY common stock were converted to stock options for 51,828 shares of the Company's Delayed Convertible Preferred Stock, valued at approximately $5.6 million. The acquisition was accounted for as a purchase and the Company recorded a charge to earnings of $83.5 million for purchased research and development in connection with the acquisition. Following the end of fiscal year 1995, the Company contributed the stock of SPRY to H&R Block Group, Inc.

    Each of the shares of Delayed Convertible Preferred Stock, without par value, issued by the Company in connection with the acquisition of SPRY, is convertible on or after April 5, 1998, into four shares of Common Stock of the Company, subject to adjustment in certain events. The holders of the shares of Delayed Convertible Preferred Stock are not entitled to receive dividends and such shares have no voting rights associated therewith.

    SPRY has become the Internet Services Division of CompuServe Incorporated, although it remains a separate legal entity at this time. Such Division is described in the portion of the section below entitled "Description of Business" pertaining to CompuServe Incorporated.

    After the close of fiscal year 1995, the Company sold MECA Software, Inc. ("MECA"), a Delaware corporation involved in developing, publishing and marketing personal productivity software products, to Bank of America, N.T. & S.A., and NationsBank, N.A. (Carolinas) for $35 million, subject to certain closing adjustments. MECA's primary product is Managing Your Money (trademark), computer software designed to assist individuals in managing personal finances. The Company has retained ownership of the TaxCut (trademark) and Small Business Attorney (trademark) software products.

    On April 12, 1995, Thomas M. Bloch submitted his resignation as President and Chief Executive Officer of the Company, effective August 31, 1995, in order to pursue a number of non-business alternatives. A search committee consisting of three members of the Board of Directors was appointed to assist in the process of selecting a new Chief Executive Officer of the Company.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The information required by Item 101(b) of Regulation S-K relating to financial information about industry segments is contained in the Notes to Consolidated Financial Statements in the Company's annual report to security holders for the fiscal year ended April 30, 1995, and is hereby incorporated by reference.

NUMBER OF EMPLOYEES

    The Company, including its subsidiaries, has approximately 3,900 regular full-time employees. The highest number of persons employed by the Company during the fiscal year ended April 30, 1995, including seasonal employees, was approximately 91,000.

DESCRIPTION OF BUSINESS

COMPUSERVE INCORPORATED ("COMPUSERVE")

    GENERALLY. The Company's computer services segment is comprised of CompuServe Incorporated, its subsidiaries and SPRY, Inc. CompuServe, the information services and computer communications subsidiary based in Columbus, Ohio, operates through three major divisions - CompuServe Information Services, CompuServe Network Services and CompuServe Internet Services
(SPRY). CompuServe became a wholly-owned subsidiary of the Company in May 1980 and is presently a wholly-owned subsidiary of H&R Block Group, Inc. From its origins as a computer time-sharing firm, CompuServe has become a leading provider of computer-based information and communications services to businesses and individual owners of personal computers. In addition, the acquisition of SPRY in April 1995 was designed to place CompuServe at the forefront of the Internet industry.

    CompuServe's largest division is its Information Services Division. The CompuServe Information Service, the online service for personal computer owners, provides subscribers with access to data services and interactive communication through the use of networked mainframes, servers and personal computers. The world-wide customer base of the online services operated by CompuServe and its international licensee and distributors grew to approximately 3.2 million subscribers at the end of fiscal year 1995, compared to approximately 1.9 million at the end of the previous year. Exclusive of such licensee and distributors, the customer base at fiscal year end was approximately 2.1 million, an increase of 55% over the number of subscribers at the end of fiscal year 1994. Of the 2.1 million subscribers, more than 300,000 are located in Europe, an increase from approximately 100,000 European subscribers at the end of fiscal year 1994.

    CompuServe has licensed its core technology and network model relating to its online service into Japan. The Japanese licensee operates its own online service based on the CompuServe technology and model, and pays CompuServe royalties. CompuServe also has arrangements with various distributors in Japan, Australia, Mexico and other parts of the world whose main function is to generate customers for the CompuServe Information Service. While such overseas customers enter into contracts with CompuServe, they generally initiate their connection with the CompuServe Information Service through the distributors' telecommunications networks. CompuServe pays royalties to such distributors for the business that they generate and the associated support services that they provide to CompuServe members in the countries in which they operate.

    Among the many services accessible through CompuServe's information system are online shopping services, stock market related services and airline reservation services. Customers can also play computer games, conduct research, send and receive messages, access the Internet and exchange helpful tips about computer use through special interest bulletin boards called "Forums" simply by connecting their personal computers to an ordinary telephone line.

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

    The Internet Services Division of CompuServe is a leader in the Internet commercialization industry. This Division resulted from the Company's acquisition in April 1995 of SPRY, Inc., the Seattle-based developer of Internet access systems. SPRY's skills in the development of Internet access software and in offering Internet business solutions are being combined with CompuServe's skills in the online and network industries to form a source for consumer Internet access, online content development, software development, online information design, Web server integration, network access and security management. The Internet Services Division produces "Internet In A Box" and "Mosaic In A Box," two popular products for consumers and businesses that provide access to the Internet through Windows computer formats.

    CompuServe's Network Services Division provides the infrastructure that supports the CompuServe Information Service and CompuServe Internet Services, as well as value-added packet data network, frame relay and local area network services to corporations and many other diverse organizations. CompuServe's highly sophisticated and efficient telecommunications network links CompuServe subscribers and system users to each other, to CompuServe's central computer facilities or to other computer centers and data bases distributed across the country and around the world. By the end of fiscal year 1995, CompuServe had more than 430 points-of-presence worldwide and more than 42,000 dial ports through which members and customers connect to CompuServe's network and services.

    The Network Services Division offers its customers a fast and reliable data communications system that can be customized to meet their particular requirements. The number of clients of the Network Services Division totalled 750 at the end of fiscal year 1995, an increase from the 586 clients at the end of fiscal year 1994. Major products of the Division include X.25, RLA (remote LAN access) and FRAME-Net (trademark) frame relay services.

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

    Early in fiscal year 1995, CompuServe disposed of CompuServe Data Technologies, a division that marketed database management software, and Collier-Jackson, Inc., a subsidiary of CompuServe that marketed newspaper management and financial software.

    Following the end of fiscal year 1995, Robert J. Massey, formerly Executive Vice President, Network Services Division, was elected President and Chief Executive Officer of CompuServe.
Mr. Massey succeeded Maurice A. Cox, Jr., who resigned in order to form a venture capital investment company in Ohio.

    SERVICE MARKS, TRADEMARKS, PATENTS OR COPYRIGHTS. CompuServe claims ownership of the following trademarks and service marks registered on the principal register of the United States Patent and Trademark Office:

              CompuServe                        B Protocol
              The Electronic Mall               WINCIM
              B+ Protocol                       FRAME-Net
              Forum                             The Source
              CB Simulator                      Alumni Advantage
              CompuServe Information Manager    MacNav
              InfoPlex

    CompuServe also owns or claims numerous unregistered service marks or trademarks.

    CompuServe will receive its first patent in fiscal year 1996. The patent will cover technology CompuServe invented for seamlessly switching computer transactions among the various servers and mainframe computers that CompuServe operates. CompuServe presently holds no other patents on its technology, although several are presently pending. CompuServe is licensed by others to use various software programs and technology which it uses in various ways in its business.

    COMPETITIVE CONDITIONS. The online information, Internet commercialization and value-added network services businesses are highly competitive and consist of a large number of companies.
In terms of subscriber base, CompuServe is one of the largest providers of worldwide online information services. CompuServe has two significant competitors in the United States in the online information services industry, as well as numerous smaller competitors. In addition, several large U.S. companies have entered the online information services marketplace, or are about to enter such marketplace. Principal methods of competition in the online industry are price, content, ease of use and customer service.

    The value-added network services industry is highly fragmented and no single supplier can be considered to occupy a dominant position in the industry. CompuServe's Internet Services Division competes with many Internet access providers, most of which operate in limited geographic areas. The Internet Services Division also competes with software and publishing companies that develop Internet applications and online content.

H&R BLOCK TAX SERVICES, INC. ("TAX SERVICES")

    GENERALLY. The income tax return preparation and related services segment is the original core business of the Company. The services of this segment are provided to the public through a system of offices operated by Tax Services or by others to whom Tax Services has granted franchises. References in this section to "Tax Services" include H&R Block Tax Services, Inc., and its subsidiaries involved in the income tax return preparation business, and references in this section to "H&R Block" include both Tax Services and its franchisees.

    Tax Services provides income tax return preparation services, electronic filing services and other services relating to income tax return preparation in many parts of the world. For U.S. returns, H&R Block offers a refund anticipation loan service in conjunction with its electronic filing service. H&R Block also markets its knowledge of how to prepare income tax returns through its income tax training schools. These schools teach taxpayers how to prepare their own income tax returns, as well as provide Tax Services with a source of trained income tax return preparers. During the 1995 fiscal year, 118,316 students enrolled in H&R Block's basic and advanced income tax courses, compared to 133,458 students during fiscal year 1994.

    TAXPAYERS SERVED. H&R Block served 17,060,000 taxpayers worldwide during fiscal year 1995, a decrease from the 18,107,000 taxpayers served in fiscal year 1994. "Taxpayers served" includes taxpayers for whom H&R Block prepared income tax returns as well as taxpayers for whom Block provided only electronic filing services.

    The decrease in the number of taxpayers served by H&R Block in fiscal year 1995 primarily related to H&R Block's electronic filing and refund anticipation loan ("RAL") services. Under the 1995 RAL program, Tax Services' electronic filing customers who meet certain eligibility criteria are offered the opportunity to apply for loans from Beneficial National Bank in amounts based upon the customer's anticipated federal income tax refunds. Income tax return information is simultaneously transmitted by H&R Block to the Internal Revenue Service and the lending bank. Within a few days after the date of filing, a check in the amount of the loan, less the bank's transaction fee and H&R Block's tax return preparation fee and electronic filing fee, is received by the RAL customer. The Internal Revenue Service ("IRS") then directly deposits the participating customer's actual federal income tax refund into a designated account at the bank in order for the loan to be repaid.

    Prior to the 1995 tax season, the IRS used a Direct Deposit Indicator ("DDI") to notify the electronic filer after receiving the taxpayer's electronically filed tax return that the taxpayer's request for direct deposit of the refund would be honored. The bank offering the RAL relied on the DDI to minimize loan losses and the DDI, therefore, enabled such bank to make RALs under relatively favorable terms to taxpayers. In October

1994, the IRS announced that it was eliminating the DDI for the 1995 tax season in an effort to curb fraudulent tax refund claims. During the 1995 tax season, the IRS made further changes to its electronic return processing systems and procedures to crack down on taxpayer fraud believed to be associated with the earned income tax credit ("EITC") claimed on returns. These changes resulted in delays in the IRS's issuance of refunds associated with the EITC. In reaction to the IRS changes, more stringent criteria were adopted in the loan approval process, the bank's transaction fee increased in many cases and, during much of the tax season, RALs were not made available on the portion of a refund amount attributable to the EITC. Consequently, fewer customers chose to apply for RALs and have their returns electronically filed. H&R Block experienced a 21% decline in fiscal year 1995 in the number of returns filed electronically.

    TAX RETURN PREPARATION. During the 1995 income tax filing season (January 3 through April 30), H&R Block offices prepared approximately 15,059,000 individual United States and Canadian income tax returns, compared to the preparation of 15,181,000 such returns in fiscal year 1994. About 12,918,000 of the returns prepared in fiscal 1995 were United States returns, constituting 12% of an Internal Revenue Service estimate of total U.S. individual income tax returns filed during that time period. Tax Services and its franchisees prepared approximately 2,141,000 Canadian returns filed with Revenue Canada during the 1995 income tax filing season, compared with 2,144,000 Canadian returns prepared in the previous year. H&R Block also prepares U.S. income tax returns in other countries and Australian tax returns in Australia. The returns prepared at offices in countries outside of the United States and Canada constituted 2.6% of the total returns prepared by H&R Block in the last fiscal year. The following table shows the approximate number of income tax returns prepared at H&R Block offices in the United States and Canada during the last five tax filing seasons:

                            Tax Season Ended April 30
                                 (in thousands)
                      --------------------------------------
                       1991    1992    1993    1994    1995
                      ------  ------  ------  ------  ------
Returns prepared
(U.S. and Canada)     14,589  15,179  15,189  15,181  15,059

    During the tax season, most H&R Block offices are open from 9:00 a.m. to 9:00 p.m. weekdays and from 9:00 a.m. to 5:00 p.m. Saturdays and Sundays. Office hours are often extended during peak periods. Most tax preparation business is transacted on a cash basis. The procedures of Tax Services have been developed so that a customer's tax return is prepared in his or her presence, in most instances in less than one hour, on the basis of information furnished by the customer. In all company-owned offices and most franchised offices, tax returns are prepared with the assistance of a computer. After the customer's return has been initially prepared, he or she is advised of the amount of his or her tax due or refund. The return, however, is retained and reviewed for theoretical accuracy. After completion of this review and after copies of the return have been made, the return is presented to the customer for signature and filing. These post-preparation procedures must be modified somewhat for customers who desire to have their returns electronically filed (see "Electronic Filing," below). If an H&R Block preparer makes an error in the preparation of a customer's tax return that results in the assessment of any interest or penalties on additional taxes due, while H&R Block does not assume the liability for the additional taxes, it guarantees payment of the interest and penalties.

    EXECUTIVE TAX SERVICE. In addition to its regular offices, H&R Block offers tax return preparation services at Executive Tax Service offices in the United States and Canada. Appealing to taxpayers with more complicated returns, Executive Tax Service stresses the convenience of appointments, year-round tax service from the same preparer and private office interviews. The number of Executive Tax Service offices increased from 515 in fiscal year 1994 to 528 in 1995. In fiscal 1995, the number of Executive Tax Service clients increased to approximately 552,800, compared to approximately 513,700 in 1994. Tax Services plans to continue to expand the Executive Tax Service segment of its tax return preparation business.

    ELECTRONIC FILING. Electronic filing reduces the amount of time required for a taxpayer to receive a federal tax refund and provides assurance to the client that the return, as filed with the Internal Revenue Service, is mathematically accurate. If the customer desires, he or she may have his or her refund deposited by the Treasury Department directly into his or her account at a financial institution designated by the customer. As reported above under "Taxpayers Served," eligible electronic filing customers may also apply for refund anticipation loans at Tax Services' offices through Beneficial National Bank. Tax Services and its franchisees filed approximately 5,941,000 tax returns electronically in 1995, compared to 7,559,000 in fiscal 1994. Approximately 2,325,000 refund anticipation loans were processed in 1995 by H&R Block, compared to 5,554,000 in 1994.

    In 1995, H&R Block offered a service to transmit state income tax returns electronically to state tax authorities in 28 states (compared to 18 states in fiscal 1994) and plans to continue to expand this program as more states make this filing alternative available to their taxpayers. H&R Block also offered the electronic filing of U.S. income tax returns at offices located in Europe and the electronic filing of Australian and Canadian income tax returns at its offices in Australia and Canada, respectively.

    CASH BACK. In Canada, the Company and its franchisees offer a refund discount ("Cash Back") program to their customers. The procedures which H&R Block must follow in conducting the program are specified by Canadian law. In accordance with current Canadian regulations, if a customer's tax return indicates that such customer is entitled to a tax refund, a check is issued by

H&R Block to the customer for an amount which is equal to the sum of (1) 85% of that portion of the anticipated refund which is less than or equal to $300 and (2) 95% of that portion of the refund in excess of $300. The customer assigns to H&R Block the full amount of the tax refund to be issued by Revenue Canada.
The refund check is then sent by Revenue Canada directly to H&R Block and deposited by H&R Block in its bank account. In accordance with the law, the discount is deemed to include both the tax return preparation fee and the fee for tax refund discounting. This program is financed by short-term borrowing. The number of returns discounted under the Cash Back program decreased from 663,951 in fiscal year 1994 to 638,203 in fiscal year 1995.

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

    In fiscal year 1995, H&R Block also operated 954 offices in department stores, including 777 offices in Sears, Roebuck & Co. stores operated as "Sears Income Tax Service by H&R Block." During the 1995 tax season, the Sears' facilities constituted approximately 8.0% of the tax office locations of H&R Block. Tax Services has entered into a new license agreement with Sears under which Tax Services will continue to operate in Sears locations throughout the United States. Such license agreement expires on December 31, 2004. Tax Services believes its relations with Sears to be excellent and that both parties to the license arrangement view the operations thereunder to date as satisfactory.

    On April 15, 1995, there were 9,703 H&R Block offices in operation principally in all 50 states, the District of Columbia, Canada, Australia and Europe, compared to 9,577 offices in operation on April 15, 1994. Of the 9,703 offices, 4,660 were owned and operated by Tax Services and 5,043 were owned and operated by independent franchisees. Of such franchised offices, 3,435 were owned and operated by "satellite" franchisees of Tax Services (described below), 919 were owned and operated by "major" franchisees (described below) and 689 were owned and operated by satellite franchisees of major franchisees. From time to time, Tax Services has acquired the operations of existing franchisees and it will continue to do so if future conditions warrant such acquisitions and satisfactory terms can be negotiated.

    Two types of franchises have principally been granted by the tax services segment of the Company. "Major" franchisees entered into agreements with the Company (primarily in the Company's early years) covering larger cities and counties and providing for the payment of franchise royalties based upon a percentage of gross revenues of their offices. Under the agreements, the Company granted to each franchisee the right to the use of the name "H&R Block" and provided a Policy and Procedure Manual and other supervisory services. Tax Services offers to sell furniture, signs, advertising materials, office equipment and supplies to major franchisees. Each major franchisee selects and trains the employees for his or her office or offices. Since March 1993, HRB Royalty, Inc., a wholly-owned subsidiary of Tax Services, has served as the franchisor under the major franchise agreements.

    In smaller localities, Tax Services has granted what it terms "satellite" franchises. A satellite franchisee receives from Tax Services signs, designated equipment, specialized forms, local advertising, initial training, and supervisory services and, consequently, pays Tax Services a higher percentage of his or her gross tax return preparation and related service revenues as a franchise royalty than do major franchisees. Many of the satellite franchises of Tax Services are located in cities with populations of 15,000 or less. Some major franchisees also grant satellite franchises in their respective areas.

    It has always been the policy of Tax Services to grant tax return preparation franchises to qualified persons without an initial franchise fee; however, the policy of Tax Services is to require a deposit to secure compliance with franchise contracts.

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

    SERVICE MARKS AND TRADEMARKS. HRB Royalty, Inc., a Delaware corporation and a wholly-owned subsidiary of Tax Services, claims ownership of the following service marks registered on the principal register of the United States Patent and Trademark
Office:

              H&R Block in Two Distinct Designs
              The Income Tax People
              H&R Block Income Tax and Design
              Income Tax Saver
              Executive (when used in connection with the
                preparation of income tax returns for others)
              Rapid Refund H&R Block and Design
              Accufile

    In addition, HRB Royalty, Inc., claims ownership of the following unregistered service marks and trademarks:

              America's Largest Tax Service
              Nation's Largest Tax Service

    Tax Services has a license to use the trade names, service marks and trademarks of HRB Royalty, Inc., in the conduct of the business of Tax Services.

    COMPETITIVE CONDITIONS. The tax return preparation and electronic filing business is highly competitive. Tax Services considers its primary source of tax return preparation competition to be the individual who prepares his own tax return. In addition, there are a substantial number of tax return preparation firms. Many of these firms and many firms not otherwise in the tax return preparation business are involved in providing electronic filing and refund anticipation loan services to the public. Commercial tax return preparers and electronic filers are highly competitive with regard to price, service and reputation for quality. Tax Services believes that in terms of the number of offices and tax returns prepared it is the largest tax return preparation firm in the United States. Tax Services also believes that in terms of the number of offices and tax returns electronically filed in fiscal year 1995, it is the largest provider of electronic filing services in the United States.

BLOCK FINANCIAL CORPORATION ("BFC")

    GENERALLY. Block Financial Corporation, a Delaware corporation and a subsidiary of H&R Block Group, Inc., was incorporated in May 1992 and such corporation and its subsidiaries are involved in the following businesses:

    (1) financial services delivered by technology and financial service delivery technology; and

    (2) financial services associated with H&R Block Tax
Services, Inc.

    BFC is developing technology that will deliver financial services online through existing commercial online services, the Internet or directly through leased networks. Such services could include home banking, electronic bill payment and/or discount brokerage services. BFC expects to focus its future efforts on the development of these technology products.

    During fiscal year 1995, the operations of Legal Knowledge Systems, Inc., the developer of TaxCut (trademark) personal income tax return preparation software, were combined with BFC. Following the end of fiscal year 1995, BFC sold MECA Software, Inc., the publisher of the Managing Your Money (trademark) personal finance software. BFC's software business will continue to develop and market TaxCut (trademark), as well as market its Small Business Attorney (trademark) software product. Content associated with these software products are expected to form the basis for future online services.

    In excess of 108,000 credit cards were issued by the end of fiscal year 1995 under a co-branding agreement between BFC and Columbus Bank and Trust Company, Columbus, Georgia. A majority of BFC's credit card portfolio consists of CompuServe gold cards. During fiscal year 1995, BFC introduced the Conductor service on CompuServe, a national online electronic credit card statement that provides the cardholder with access to transaction records and credit availability and the ability to download transactions into a personal financial software program. BFC owns an industrial loan company chartered in the State of Utah and has applied for FDIC insurance. Upon receiving such insurance, the industrial loan company may become a direct issuer of bank cards.

    The decision by the Internal Revenue Service to eliminate the Direct Deposit Indicator in connection with refund anticipation loans (see the subsection entitled "Taxpayers Served" under "H&R Block Tax Services, Inc.," above), resulted in the decision by BFC not to invest in refund anticipation loans ("RALs") during the 1995 tax season. In 1993 and 1994, BFC purchased interests in a trust to which certain RALs made by Mellon Bank (DE) National Association to H&R Block tax customers in the United States were sold.

    Franchise Partner, Inc., a subsidiary of BFC, offers to franchisees of either H&R Block Tax Services, Inc. or one of its subsidiary corporations lines of credit with reasonable interest rates under a program designed to better enable the franchisees to refinance existing business debt, expand or renovate offices or meet off-season cash flow needs. A franchise equity line of credit is secured by the franchise itself.

    During fiscal year 1995, BFC provided property and casualty insurance coverage to franchisees of the Tax Services segment through Companion Insurance, Ltd., a captive insurance company domiciled in Bermuda. At May 1, 1995, the operations of such entity were transferred to H&R Block Tax Services, Inc.

    COMPETITIVE CONDITIONS. The financial services, software, credit card and lending businesses are highly competitive and consist of a large number of companies. No single supplier can be considered to occupy a dominant position in any of the businesses in which BFC competes.

ITEM 2. PROPERTIES.

    The executive offices of both the Company and H&R Block Tax Services, Inc., are located at 4410 Main Street, Kansas City, Missouri, in a three-story building owned by Tax Services that was constructed in 1963 and expanded in 1965, 1973 and 1981. The building is again being expanded, with the completion of a new four-story addition expected during fiscal year 1996. Most other offices of Tax Services (except those in department stores) are operated in premises held under short-term leases providing fixed monthly rentals, usually with renewal options.

    CompuServe's executive offices are located in an office complex in Columbus, Ohio, owned by CompuServe. CompuServe also owns and occupies two other buildings in the Columbus area. Construction of a new multi-building corporate facility in the Columbus area is underway and CompuServe plans to take occupancy during fiscal year 1996. CompuServe leases office space in other buildings in the Columbus area and in a number of other locations in the United States and Europe. CompuServe owns SC30M computer systems purchased from Systems Concepts, Inc., and has assembled several SC-30 and SC-40 processors on-site via an agreement with such firm. CompuServe also owns central processors manufactured by Digital Equipment Corporation and located in its two main computer centers.

    The executive offices of Block Financial Corporation are located in leased offices at 4435 Main Street, Kansas City, Missouri.

ITEM 3. LEGAL PROCEEDINGS.

    There are no material legal proceedings pending by or against the Company or any of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended April 30, 1995.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

    The names, ages and principal occupations (for the past five years) of the executive officers of the Company, each of whom has been elected to serve at the discretion of the Board of Directors of the Company, are:

    NAME AND AGE                           OFFICE(S)
- --------------------               ---------------------------
Henry W. Bloch (72)                Chairman of the Board since
                                   August 1992; Chairman of the
                                   Board and Chief Executive
                                   Officer from August 1989
                                   through July 1992; Member of
                                   the Board of Directors since
                                   1955.

Thomas M. Bloch (41)               President and Chief Executive
                                   Officer since August 1992;
                                   President and Chief Operating
                                   Officer from August 1989
                                   through July 1992; Member of
                                   the Board of Directors since
                                   1983. See Note 1.

William P. Anderson (46)           Senior Vice President and
                                   Chief Financial Officer since
                                   September 1994; Vice
                                   President, Corporate
                                   Development and Chief
                                   Financial Officer from August
                                   1992 until September 1994;
                                   Vice President, Corporate
                                   Development from December 1991
                                   until August 1992; See Note 2.

Robert L. Arnold (52)              Vice President and Director of
                                   Internal Audit since February
                                   1986.

Ozzie Wenich (52)                  Vice President, Finance and
                                   Treasurer since October 1994;
                                   Vice President, Corporate
                                   Controller and Treasurer from
                                   March 1994 until October 1994;
                                   Vice President and Corporate
                                   Controller from September 1985
                                   until March 1994.

Note 1: On April 12, 1995, Mr. Thomas Bloch announced his resignation as President and Chief Executive Officer, effective August 31, 1995.

Note 2: Mr. Anderson was a partner in KPMG Peat Marwick, accounting firm, from 1984 until December 1991, in Atlanta, Georgia, serving in various capacities, including responsibility for the firm's national corporate finance consulting practice.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.

    The information called for by this item is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1995, under the heading "Common Stock Data," and is hereby incorporated by reference. The Company's Common Stock is traded principally on the New York Stock Exchange. The Company's Common Stock is also traded on the Pacific Stock Exchange. On June 12, 1995, there were 37,514 stockholders of the Company.

ITEM 6. SELECTED FINANCIAL DATA.

    The information called for by this item is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1995, under the heading "Selected Financial
Data," and is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

    The information called for by this item is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1995, under the headings "Management's Discussion and Analysis of Results of Operations" and "Management's Discussion and Analysis of Liquidity and Capital Resources," and is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information called for by this item and listed at Item
14(a)1 is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1995, and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

    There has been no change in the registrant's accountants during the two most recent fiscal years or any subsequent interim time period.


                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information called for by this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after April 30, 1995, in the section titled "Election of Directors" and in Item 4a of
Part I of this report, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information called for by this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after April 30, 1995, in the sections entitled "Directors' Meetings, Compensation and Committees" and "Compensation of Executive Officers," and is incorporated herein by reference, except that information contained in the section entitled "Compensation of Executive Officers" under the subtitles "Performance Graph" and "Compensation Committee Report on Executive Compensation" is not incorporated herein by reference and is not to be deemed "filed" as part of this filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

    The information called for by this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after April 30, 1995, in the section titled "Election of Directors" and in the section titled "Information Regarding Security Holders," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information called for by this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after April 30, 1995, in the section titled "Election of Directors," and is incorporated herein by reference.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

   (a)  1.  FINANCIAL STATEMENTS

            The following consolidated financial statements of H&R Block, Inc., and subsidiaries are incorporated by reference from the Company's annual report to security holders for the year ended April 30, 1995:

                                                          PAGE
                                                          ----
            Consolidated Statements of Earnings            19
            Consolidated Balance Sheets                    20
            Consolidated Statements of Cash Flows          21
            Notes to Consolidated Financial Statements     22
            Quarterly Financial Data                       27
            Independent Auditors' Report                   29

        2.  FINANCIAL STATEMENT SCHEDULES

            Independent Auditors' Report

            Schedule VIII - Valuation and Qualifying Accounts

            Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the financial statements or notes thereto.

        3.  EXHIBITS

             3(a) Restated Articles of Incorporation of H&R Block, Inc., as amended, filed as Exhibit 4(a) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1991, are incorporated herein by reference.

             3(b)  Bylaws of H&R Block, Inc., as amended.

             4(a) Conformed copy of Rights Agreement dated as of July 14, 1988 between H&R Block, Inc., and Centerre Trust Company of St. Louis, filed on August 9, 1993 as Exhibit 4(c) to the Company's Registration Statement on Form S-8 (File No. 33-67170), is incorporated herein by reference.

             4(b) Copy of Amendment to Rights Agreement dated as of May 9, 1990 between H&R Block, Inc. and
                   Boatmen's Trust Company.

             4(c) Copy of Second Amendment to Rights Agreement dated September 11, 1991 between H&R Block,
                   Inc. and Boatmen's Trust Company.

             4(d) Copy of Third Amendment to Rights Agreement dated May 10, 1995 between H&R Block, Inc. and
                   Boatmen's Trust Company.

             4(e)  Form of Certificate of Designation,
                   Preferences and Rights of Participating
                   Preferred Stock of H&R Block, Inc.

             4(f)  Form of Certificate of Designation,
                   Preferences and Rights of Delayed Convertible
                   Preferred Stock of H&R Block, Inc.

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

            10(c) The H&R Block Long-Term Performance Program, as amended, filed as Exhibit 10(c) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, is incorporated herein by reference.

            10(d) The H&R Block Deferred Compensation Plan for Directors, as amended, filed as Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1994, is incorporated herein by reference.

            10(e) The H&R Block Deferred Compensation Plan for Executives, as amended (Amendments 1 through 5), filed as Exhibit 10(e) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, is incorporated herein by reference.

            10(f)  The H&R Block Supplemental Deferred
                   Compensation Plan for Executives, filed as
                   Exhibit 10(f) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, is incorporated herein by reference.

            10(g) Amendment No. 1 to The H&R Block Supplemental Deferred Compensation Plan for Executives, filed as Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1994, is incorporated herein by reference.

            10(h)  The Amended and Restated H&R Block, Inc.
                   Retirement Plan for Non-Employee Directors.

            10(i) The Company's 1989 Stock Option Plan for Outside Directors, as amended, filed as
                   Exhibit 28(b) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1991, is incorporated herein by reference.

            10(j) Employment Agreement between HRB Management, Inc. and William F. Evans, filed as
                   Exhibit 10(b) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1994, is incorporated herein by reference.

            11     Statement re Computation of Per Share
                   Earnings.

            13     Those portions of the annual report to
                   security holders for the fiscal year ended
                   April 30, 1995 which are expressly
                   incorporated by reference in this filing.

            21     Subsidiaries of the Company.

            23     The consent of Deloitte & Touche LLP,
                   Certified Public Accountants, is located immediately after the signature pages contained in this filing.

            27     Financial Data Schedule.

    (b) Reports on Form 8-K.

        The Company did not file any current reports on Form 8-K during the fourth quarter of the year ended April 30, 1995.


                            SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      H&R BLOCK, INC.


    June 21, 1995                     By/s/ Thomas M. Bloch
                                      --------------------------
                                      Thomas M. Bloch, President
                                      and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       SIGNATURE                                 TITLE
- ------------------------               -------------------------


/s/ Thomas M. Bloch                    President, Chief
- ------------------------               Executive Officer and
Thomas M. Bloch                        Director (principal
                                       executive officer)

/s/ G. Kenneth Baum                    Director
- ------------------------
G. Kenneth Baum


/s/ Henry W. Bloch                     Director
- ------------------------
Henry W. Bloch


/s/ Robert E. Davis                    Director
- ------------------------
Robert E. Davis


/s/ Donna R. Ecton                     Director
- ------------------------
Donna R. Ecton

/s/ Henry F. Frigon                    Director
- ------------------------
Henry F. Frigon


/s/ Roger W. Hale                      Director
- ------------------------
Roger W. Hale


               (Signed as to each on June 21, 1995)



       SIGNATURE                                TITLE
- ------------------------               ------------------------



/s/ Marvin L. Rich                     Director
- ------------------------
Marvin L. Rich


/s/ Frank L. Salizzoni                 Director
- ------------------------
Frank L. Salizzoni


/s/ Morton I. Sosland                  Director
- ------------------------
Morton I. Sosland


/s/ William P. Anderson                Senior Vice President
- ------------------------               and Chief Financial
William P. Anderson                    Officer (principal
                                       financial officer)

/s/ Ozzie Wenich                       Vice President, Finance
- ------------------------               and Treasurer (principal
Ozzie Wenich                           accounting officer)


               (Signed as to each on June 21, 1995)

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Post-Effective Amendment No. 4 to Registration Statement No. 33-185 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issued under the 1984 Long-Term Executive Compensation Plan) on Form S-8, Registration Statement No. 33-33889 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issuable under the 1989 Stock Option Plan for Outside Directors) on Form S-8 and Registration Statement No. 33-54985 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issued under the 1993 Long-Term Executive Compensation Plan) on Form S-8 of our reports dated June 20, 1995, appearing in and incorporated by reference in this Annual Report on Form 10-K of H&R Block, Inc. and subsidiaries for the year ended April 30, 1995.




/s/ Deloitte & Touche LLP
- -------------------------
Kansas City, Missouri
July 28, 1995

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
H&R Block, Inc.
Kansas City, Missouri

We have audited the consolidated financial statements of H&R Block, Inc. and subsidiaries as of April 30, 1995 and 1994 and for each of the three years in the period ended April 30, 1995, and have issued our report thereon dated June 20, 1995; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of H&R Block, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
- -------------------------
Kansas City, Missouri
June 20, 1995

                                                         H&R BLOCK, INC.
                                                        AND SUBSIDIARIES
                                        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                            YEARS ENDED APRIL 30, 1995, 1994 AND 1993

                                                            Additions
                                                     -----------------------
                                                     Charged
                                     Balance         to Costs        Charged                         Balance
                                    Beginning          and             to                            at End
       Description                  of Period        Expenses         Other        Deductions       of Period
  ----------------------            ---------        --------        -------       ----------       ---------
  Allowance for Doubtful
  Accounts-deducted from
  accounts receivable in
  the balance sheet

          1995                      $12,744,000     $13,619,000      $   -         $19,089,000      $ 7,274,000
                                    ===========     ===========      ========      ===========      ===========

          1994                      $12,000,000     $24,977,000      $   -         $24,233,000      $12,744,000
                                    ===========     ===========      ========      ===========      ===========

          1993                      $ 7,292,000     $13,962,000      $   -         $ 9,254,000      $12,000,000
                                    ===========     ===========      ========      ===========      ===========