Form 10-Q
period 1995-07-31
H&R BLOCK INC
filed 1995-09-14
CIK 12659

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended July 31, 1995

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______________ to ______________


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

Yes   X    No ___

The number of shares outstanding of the registrant's Common Stock, without par value, at August 31, 1995 was 104,488,285 shares.

                               TABLE OF CONTENTS


                                                                                                              Page
                                                                                                              ----
PART I         Financial Information

               Consolidated Balance Sheets
                  July 31, 1995 and April 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

               Consolidated Statements of Operations
                  Three Months Ended July 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . .      2

               Consolidated Statements of Cash Flows
                  Three Months Ended July 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . .      3

               Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .      4

               Management's Discussion and Analysis of Financial
                  Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . .      6

PART II        Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11


                                H&R BLOCK, INC.
                          CONSOLIDATED BALANCE SHEETS
             Unaudited, amounts in thousands, except share amounts


                                                                                                JULY 31,            APRIL 30,
                                                                                                  1995                1995
                                                                                                  ----                ----
                                                   ASSETS
                 CURRENT ASSETS
                     Cash (including certificates of deposit of $4,053 and $25,781)          $      38,637       $      90,248
                     Marketable securities                                                         167,903             263,239
                     Receivables, less allowance for doubtful accounts of $6,735 and
                         $7,274                                                                    258,327             260,198
                     Prepaid expenses                                                               37,142              21,823
                                                                                             -------------       -------------
                         TOTAL CURRENT ASSETS                                                      502,009             635,508

                 INVESTMENTS AND OTHER ASSETS
                     Investments in marketable securities                                           82,557              91,494
                     Excess of cost over fair value of net tangible assets acquired,
                         net of amortization                                                        51,858              78,205
                     Other                                                                          50,150              45,383
                                                                                             -------------       -------------
                                                                                                   184,565             215,082

                 PROPERTY AND EQUIPMENT, at cost less accumulated
                     depreciation and amortization                                                 253,755             227,448
                                                                                             -------------       -------------
                                                                                             $     940,329       $   1,078,038
                                                                                             =============       =============


                                    LIABILITIES AND STOCKHOLDERS' EQUITY

                 CURRENT LIABILITIES
                     Notes payable                                                           $      43,869       $      49,421
                     Accounts payable, accrued expenses and deposits                               118,186             145,909
                     Accrued salaries, wages and payroll taxes                                      17,949              71,281
                     Accrued taxes on income                                                        62,778              92,100
                                                                                             -------------       -------------
                         TOTAL CURRENT LIABILITIES                                                 242,782             358,711

                 OTHER NONCURRENT LIABILITIES                                                       35,552              33,462

                 STOCKHOLDERS' EQUITY
                     Common stock, no par, stated value $.01 per share                               1,089               1,089
                     Convertible preferred stock, no par, stated value $.01 per share                    4                   4
                     Additional paid-in capital                                                    142,015             140,578
                     Retained earnings                                                             673,256             700,423
                                                                                             -------------       -------------
                                                                                                   816,364             842,094
                     Less cost of 4,060,757 and 4,109,662 shares of common stock
                         in treasury                                                               154,369             156,229
                                                                                             -------------       -------------
                                                                                                   661,995             685,865
                                                                                             -------------       -------------
                                                                                             $     940,329       $   1,078,038
                                                                                             =============       =============





                See Notes to Consolidated Financial Statements.

                                H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           Unaudited, amounts in thousands, except per share amounts


                                                                                                     THREE MONTHS ENDED
                                                                                                     ------------------
                                                                                                          JULY 31,
                                                                                                          --------
                                                                                                  1995                1994
                                                                                                  ----                ----
                  REVENUES
                      Service revenues                                                        $    199,347       $    135,719
                      Franchise royalties                                                            1,395              1,187
                      Investment income                                                              4,307              5,151
                      Other income                                                                  13,065              3,343
                                                                                             -------------       -------------
                                                                                                   218,114            145,400
                                                                                             -------------       -------------

                  EXPENSES
                      Employee compensation and benefits                                            54,904             44,994
                      Occupancy and equipment                                                       81,511             60,910
                      Marketing and advertising                                                      3,577              6,443
                      Supplies, freight and postage                                                 15,211              6,680
                      Other                                                                         54,428             31,170
                                                                                             -------------       -------------
                                                                                                   209,631            150,197
                                                                                             -------------       -------------

                  EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                                8,483             (4,797)

                  Income tax expense (benefit)                                                       3,257             (1,837)
                                                                                             -------------       -------------
                  NET EARNINGS (LOSS)                                                         $      5,226       $     (2,960)
                                                                                             =============       =============

                  Weighted average number of shares outstanding                                    107,103            105,126
                                                                                             =============       =============

                  Net earnings (loss) per share                                               $        .05       $       (.03)
                                                                                             =============       =============
                  Dividends per share                                                         $      .3125       $        .28
                                                                                             =============       =============





                See Notes to Consolidated Financial Statements.

                                H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Unaudited, amounts in thousands

                                                                                         THREE MONTHS ENDED
                                                                                         ------------------
                                                                                              JULY 31,
                                                                                              --------
                                                                                      1995                1994
                                                                                      ----                ----
      CASH FLOWS FROM OPERATING ACTIVITIES
         Net earnings (loss)                                                      $      5,226       $     (2,960)
         Adjustments to reconcile net earnings (loss) to net cash
            used in operating activities:
            Depreciation and amortization                                               27,563             15,137
            Gain on sale of subsidiaries                                               (12,445)            (2,796)
            Other noncurrent liabilities                                                 2,090              3,765
            Changes in:
               Receivables                                                              (3,888)            24,399
               Prepaid expenses                                                        (15,940)            (6,849)
               Accounts payable, accrued expenses and deposits                         (24,887)           (40,641)
               Accrued salaries, wages and payroll taxes                               (52,794)           (39,009)
               Accrued taxes on income                                                 (30,153)           (42,357)
                                                                                  ------------       -------------
         NET CASH USED IN OPERATING ACTIVITIES                                        (105,228)           (91,311)
                                                                                  ------------       -------------
      CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of marketable securities                                           (287,390)          (488,748)
         Maturities of marketable securities                                           393,821            627,356
         Purchases of property and equipment                                           (46,013)           (16,835)
         Excess of cost over fair value of net tangible assets acquired, net
            of cash acquired                                                              (216)              (682)
         Proceeds from sale of subsidiary                                               35,000              -
         Other, net                                                                     (6,563)             3,527
                                                                                  ------------       -------------
         NET CASH PROVIDED BY INVESTING ACTIVITIES                                      88,639            124,618
                                                                                  ------------       -------------
      CASH FLOWS FROM FINANCING ACTIVITIES
         Repayments of notes payable                                                  (309,547)          (419,562)
         Proceeds from issuance of notes payable                                       303,995            466,694
         Dividends paid                                                                (32,767)           (29,550)
         Payments to acquire treasury shares                                             -                (63,610)
         Proceeds from stock options exercised                                           3,297              3,432
                                                                                  ------------       -------------
         NET CASH USED IN FINANCING ACTIVITIES                                         (35,022)           (42,596)
                                                                                  ------------       -------------

      NET DECREASE IN CASH                                                             (51,611)            (9,289)
      CASH AT BEGINNING OF PERIOD                                                       90,248             41,343
                                                                                  ------------       -------------
      CASH AT END OF PERIOD                                                       $     38,637       $     32,054
                                                                                  ============       =============

      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Income taxes paid                                                        $     33,408       $     38,050
         Interest paid                                                                     840                449





                See Notes to Consolidated Financial Statements.

                                H&R BLOCK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


1. The Consolidated Balance Sheet as of July 31, 1995, the Consolidated Statements of Operations for the three months ended July 31, 1995 and 1994 and the Consolidated Statements of Cash Flows for the three months ended July 31, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1995 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1995 Annual Report to Shareholders.

    Operating revenues are seasonal in nature with peak revenues occurring in the months January through April. Thus, the three month results are not indicative of results to be expected for the year.

2. On May 1, 1995, the Company sold its wholly-owned subsidiary, MECA Software, Inc., exclusive of its rights to publish TaxCut, for $35,000,000 cash. The sale resulted in a pretax gain of $12,445,000, which is included in other income in the Consolidated Statements of Operations. MECA Software, Inc. was part of the Financial Services segment.

3. On May 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used. In connection with the adoption of this Statement, the Company reviewed the assets and related goodwill of its personal tax preparation software business for impairment. Since the expected future cash flows of this business, undiscounted and without interest charges, were less than the carrying value of the assets, the Company recognized an impairment loss of $8,389,000. The impairment loss represents the amount by which the carrying value of the tax preparation software business assets, including goodwill, exceeded the estimated fair value of those assets. The estimated fair value was determined as the present value of estimated expected future cash flows using a discount rate appropriate for the risks associated with the personal software industry. The loss is included in other expenses in the Consolidated Statements of Operations. The personal tax preparation business is reported in the Financial Services segment.

4. On May 1, 1995, the Company changed its method of accounting for direct response advertising costs to conform with the requirements of the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs," which specifies the accounting for direct response advertising. Under this accounting method, direct response advertising costs that meet certain criteria are reported as assets and are amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received. Such assets are amortized over a 24-month period, on an accelerated basis, beginning in the month subsequent to the expenditure. Direct response advertising consists primarily of magazine and newspaper advertisements, broadcast, direct mail costs including mailing lists and postage, and disk and CD-ROM costs related directly to new subscriber solicitations. No indirect costs are included in the capitalized direct response advertising. The net effect of the change in accounting increased assets by $10,505,000, increased net earnings by $6,471,000 and increased net earnings per share by $.06 for the quarter ended July 31, 1995. Amortization of direct response advertising assets was $512,000 for the quarter ended July 31, 1995. The Company expenses advertising costs not classified as direct response the first time the advertising takes place.

5. During the quarter ended July 31, 1995, the net unrealized holding gain on available-for-sale securities increased $1,329,000 to $1,564,000.

6. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

7. Net earnings (loss) per common share are based on the weighted average number of shares outstanding during each period, including, where applicable, the dilutive effect of stock options and convertible preferred stock outstanding. The weighted average shares outstanding for the first quarter of fiscal 1996 increased to 107,103,000 from 105,126,000 last year. In the fourth quarter of fiscal 1995, the Company issued 401,768 shares of convertible preferred stock to certain shareholders of SPRY, Inc. in connection with the Company's acquisition of such corporation. Each share of preferred stock is convertible into four shares of common stock on or after April 5, 1998.

8. During the three months ended July 31, 1995 and 1994, the Company issued 48,905 and 71,566 shares, respectively, pursuant to provisions for exercise of its stock option plans. During the three months ended July 31, 1994, the Company acquired 1,561,500 shares of its common stock at an aggregate cost of $63,610,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 3, respectively.

Working capital decreased from $276.8 million at April 30, 1995 to $259.2 million at July 31, 1995. The working capital ratio at July 31, 1995 was 2.1 to 1 compared to 1.8 to 1 at April 30, 1995. The decrease in working capital must be viewed in the context of the Company's business which is seasonal, with peak activity in the fourth quarter, due to the nature of the Company's Tax Services segment. Tax return preparation occurs almost entirely in the fourth quarter and has the effect of increasing certain assets and liabilities during this time. The increase in the working capital ratio was largely due to the proceeds from the sale of MECA Software, Inc. of $35.0 million received in the first quarter of fiscal 1996.

The Company has no long-term debt. However, the Company maintains seasonal lines of credit to support short-term borrowing facilities in the United States and Canada. During the months of January through April, the Company's Canadian Tax Services regularly incurs short-term borrowings to purchase refunds due its clients. Additionally, Block Financial Corporation (BFC), a wholly-owned subsidiary of the Company, incurs short-term borrowings throughout the year to fund receivables associated with its credit card program. At July 31, 1995, short-term borrowings used to fund credit card receivables totaled $43.9 million, compared to $49.4 million at April 30, 1995. The Company also maintains a year-round $100 million line of credit to support various financial activities conducted by BFC.

The Company's capital expenditures and dividend payments during the first three months were funded through internally-generated funds.

The Company's Board of Directors has approved a series of investment initiatives for CompuServe Incorporated designed to enhance its long-term competitiveness and take advantage of accelerating growth opportunities in the market for online services. These initiatives include the launch of a new consumer online service, a simplified and less expensive pricing structure, improved customer service, two new interfaces, infrastructure expenditures and expansion of Internet activities offered through the various online services. The estimated cost of this undertaking, net of capitalized direct-response advertising, is in excess of $70 million for fiscal 1996, and will therefore reduce the Company's fiscal 1996 profitability. However, management anticipates that these initiatives will have a positive impact on revenues in fiscal 1996 and on earnings beginning in fiscal 1997.

Subsequent to the end of the first quarter, the Company's Board announced resumption of the previously approved stock buyback program for ten million shares, initiated in December 1994. This program was suspended while consideration was given to the strategic investments in CompuServe described above. As of July 31, 1995, the Company has purchased only three million of the ten million shares authorized for repurchase.

Management anticipates the Company's need for short-term borrowing will increase in the near future, as a result of funding the investment initiatives at CompuServe and the stock buyback program.

RESULTS OF OPERATIONS

The analysis of operations that follows should be read in conjunction with the table below and the Consolidated Statements of Operations found on page 2.

During the first quarter of fiscal 1996, the Company sold its wholly-owned subsidiary, MECA Software, Inc. The operations of MECA prior to the sale are included in the Financial Services segment.

Prior year amounts have been reclassified to conform to current year presentation.

                  THREE MONTHS ENDED JULY 31, 1995 COMPARED TO
                        THREE MONTHS ENDED JULY 31, 1994
                             (AMOUNTS IN THOUSANDS)

                                                                       Revenues                      Earnings (loss)
                                                             ---------------------------      ---------------------------
                                                                1995             1994            1995             1994
                                                                ----             ----            ----             ----
                      Computer services                    $     186,550    $     127,896   $      44,130    $      33,912
                      Tax services                                 9,956            9,563         (41,219)         (39,998)
                      Financial services                          18,737            4,455           3,484           (1,896)
                      Inter-segment sales                         (2,011)          (2,775)          -                -
                                                           -------------    -------------   --------------   --------------
                                                                 213,232          139,139           6,395           (7,982)
                      Investment income                            4,307            5,151           4,307            5,151
                      Unallocated corporate                          575            1,110          (2,219)          (1,966)
                                                           -------------    -------------   -------------    -------------
                                                           $     218,114    $     145,400           8,483           (4,797)
                                                           =============    =============
                      Income tax expense (benefit)                                                  3,257           (1,837)
                                                                                            -------------    -------------
                      Net earnings (loss)                                                   $       5,226    $      (2,960)
                                                                                            =============    =============


Consolidated revenues for the three months ended July 31, 1995 increased 50.0% to $218.114 million from $145.400 million reported last year. Consolidated pretax earnings for the first quarter of fiscal 1996 were $8.483 million, compared to a pretax loss of $4.797 million in the first quarter of last year. The increases are due to greater revenues and earnings reported by both the Computer Services and Financial Services segments.

Net earnings were $5.226 million, or $.05 per share, compared to a net loss of $2.960 million, or $.03 per share, for the same period last year. The loss last year included a $.02 per share gain from operations sold. This year's earnings per share includes: 1) $.03 per share gain from the sale of MECA Software, Inc., net of the write-off of goodwill associated with personal tax software, 2) $.01 per share from the earnings of Spry, Inc., acquired in the fourth quarter of fiscal 1995, and 3) a $.06 per share benefit from the change in accounting for subscriber acquisition costs.

An analysis of operations by segment follows.

COMPUTER SERVICES

Revenues increased 45.9% to $186.550 million from $127.896 million in the comparable period last year primarily due to increases in both consumer and network revenues. Consumer Services revenues were 49.5% better than last year, due to record increases in users and member usage. The number of worldwide users increased to 3.4 million in the first quarter of fiscal 1996, compared to approximately two million in fiscal 1995. Network Services revenues were 35.7% better than last year, also due to new members and increased usage. Additionally, the Internet Services division, which is new in fiscal 1996, contributed revenues of $12.048 million for the first quarter. Fiscal 1995 first quarter results included gains totaling $2.796 million on the sale of two small subsidiaries. Exclusive of operations sold and acquired, first quarter revenues increased 41.7% over last year.

Pretax earnings increased 30.1% to $44.130 million from $33.912 million in the first quarter of fiscal 1995. Earnings were unfavorably impacted by a significant increase in expenditures related to the strategic investments being made to enhance the segment's long-term growth and competitiveness. These costs were partially offset by the effects of the required adoption of the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs." (See Note 4 to Consolidated Financial Statements on page 4.) Exclusive of the change in accounting for advertising costs and operations sold and acquired, pretax earnings increased 1.5% over last year.

Pretax earnings as a percentage of revenues was 23.7% for the first quarter of fiscal 1996, compared to 26.5% for the same period last year. The decrease in the pretax margin resulted primarily from the strategic investments described above. (See Management's Discussion and Analysis of Financial Condition on page 6.)

TAX SERVICES

Revenues increased 4.1% to $9.956 million from $9.563 million last year, due primarily to a 10.3% increase in tax preparation fees, offset partially by lower tuition tax school fees and electronic filing fees.

The pretax loss increased 3.1% to $41.219 million from $39.998 million in the first quarter of last year, due to higher office rent and employee-related expenses. Also, bad debt recoveries are significantly less than last year. Due to the seasonality of this segment's business, first quarter operating results are not indicative of expected results for the entire fiscal year.

FINANCIAL SERVICES

Revenues increased to $18.737 million compared to $4.455 million for the same period last year. The increase is largely due to the gain on the sale of MECA Software, Inc. of $12.445 million. Additionally, excluding the operations of MECA Software, Inc. in fiscal 1995, revenues for the quarter almost doubled as compared to last year due to the increase in credit card revenues.

Pretax earnings were $3.484 million compared to a pretax loss of $1.896 million in the first quarter of fiscal 1995. The improved results are primarily due to the gain on the sale of MECA of $12.445 million, significantly offset by an impairment loss of $8.389 million recognized on the assets, including goodwill, of the personal tax software operations. (See Note 3 to Consolidated Financial Statements on page 4 regarding the impairment loss.)

INVESTMENT INCOME

Investment income decreased 16.4% to $4.307 million from $5.151 million last year. The decrease resulted primarily from greater funds available for investment in fiscal 1995, largely due to the proceeds from the sale of Interim Services Inc. received in the fourth quarter of fiscal 1994.

CORPORATE AND ADMINISTRATIVE EXPENSES

The corporate and administrative pretax loss for the first quarter increased 12.9% to $2.219 million from $1.966 million in the comparable period last year, primarily due to greater stockholder expense.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    (10)(a) Letter dated May 10, 1995 from the Company to William P. Anderson setting forth the terms of a special management incentive program for Mr. Anderson.
    (10)(b) Amendment No. 6 to H&R Block Deferred Compensation Plan for Executives.
    (10)(c) Amendment No. 2 to H&R Block Supplemental Deferred Compensation Plan for Executives.
    (10)(d) Executive Employment Agreement between H&R Block, Inc. and Richard H. Brown dated July 29, 1995.
    (27)      Financial Data Schedule

(b) Reports on Form 8-K

              The registrant did not file any reports on Form 8-K during the first quarter of fiscal year 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          H&R BLOCK, INC.
                              -----------------------------------------
                                       (Registrant)



DATE   09/14/95            BY        /s/  William P. Anderson
     ------------             -----------------------------------------
                                       William P. Anderson
                                    Senior Vice President and
                                    Chief Financial Officer



DATE   09/14/95            BY          /s/  Ozzie Wenich
     ------------             -----------------------------------------
                                         Ozzie Wenich
                                     Vice President, Finance
                                        and Treasurer