Form 10-Q
period 1995-10-31
H&R BLOCK INC
filed 1995-12-14
CIK 12659

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            ---------------------

                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended October 31, 1995

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

                                4400 Main Street
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

Yes _X_    No ___

The number of shares outstanding of the registrant's Common Stock, without par value, at December 5, 1995 was 103,911,849 shares.

                               TABLE OF CONTENTS



                                                                                                       Page
                                                                                                       ----
PART I         Financial Information

               Consolidated Balance Sheets
                  October 31, 1995 (Unaudited) and
                  April 30, 1995 (Audited) . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1


               Consolidated Statements of Operations
                  Three Months Ended October 31, 1995 and 1994 (Unaudited) . . . . . . . . . . . .       2
                  Six Months Ended October 31, 1995 and 1994 (Unaudited) . . . . . . . . . . . . .       3


               Consolidated Statements of Cash Flows
                  Six Months Ended October 31, 1995 and 1994 (Unaudited) . . . . . . . . . . . . .       4


               Notes to Consolidated Financial Statements (Unaudited)  . . . . . . . . . . . . . .       5


               Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . .       7


PART II        Other Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16


                                H&R BLOCK, INC.
                          CONSOLIDATED BALANCE SHEETS
                   Amounts in thousands, except share amounts

                                                                                            OCTOBER 31,        APRIL 30,
                                                                                              1995               1995
                                                                                              ----               ----
                                                  ASSETS                                   (UNAUDITED)        (AUDITED)
                  CURRENT ASSETS
                      Cash (including certificates of deposit of $8,192 and $25,781)          $29,304        $    90,248
                      Marketable securities                                                    39,900            263,239
                      Receivables, less allowance for doubtful accounts of $7,141 and
                          $7,274                                                              258,827            260,198
                      Prepaid expenses                                                         58,831             21,823
                                                                                           ----------        -----------
                          TOTAL CURRENT ASSETS                                                386,862            635,508

                  INVESTMENTS AND OTHER ASSETS
                      Investments in marketable securities                                     64,343             91,494
                      Excess of cost over fair value of net tangible assets acquired,
                          net of amortization                                                  52,748             78,205
                      Other                                                                    60,365             45,383
                                                                                           ----------        -----------
                                                                                              177,456            215,082

                  PROPERTY AND EQUIPMENT, at cost less accumulated
                      depreciation and amortization                                           288,170            227,448
                                                                                           ----------        -----------
                                                                                           $  852,488        $ 1,078,038
                                                                                           ==========        ===========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

                  CURRENT LIABILITIES
                      Notes payable                                                        $   60,724        $    49,421
                      Accounts payable, accrued expenses and deposits                         128,070            145,909
                      Accrued salaries, wages and payroll taxes                                23,871             71,281
                      Accrued taxes on income                                                  35,129             92,100
                                                                                           ----------         ----------
                          TOTAL CURRENT LIABILITIES                                           247,794            358,711

                  OTHER NONCURRENT LIABILITIES                                                 36,275             33,462

                  STOCKHOLDERS' EQUITY
                      Common stock, no par, stated value $.01 per share                         1,089              1,089
                      Convertible preferred stock, no par, stated value $.01 per share              4                  4
                      Additional paid-in capital                                              140,491            140,578
                      Retained earnings                                                       634,908            700,423
                                                                                           ----------         ----------
                                                                                              776,492            842,094
                      Less cost of 5,464,835 and 4,109,662 shares of common stock
                          in treasury                                                         208,073            156,229
                                                                                           ----------         ----------
                                                                                              568,419            685,865
                                                                                           ----------         ----------
                                                                                           $  852,488        $ 1,078,038
                                                                                           ==========        ===========


               See Notes to Consolidated Financial Statements.

                                H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           Unaudited, amounts in thousands, except per share amounts


                                                                                              THREE MONTHS ENDED
                                                                                              ------------------
                                                                                                 OCTOBER 31,
                                                                                                 -----------
                                                                                           1995               1994
                                                                                           ----               ----
                  REVENUES
                      Service revenues                                                   $  216,464         $  163,404
                      Franchise royalties                                                     3,582              3,442
                      Investment income                                                       2,866              4,554
                      Other income                                                            1,001              1,457
                                                                                         ----------         ----------
                                                                                            223,913            172,857
                                                                                         ----------         ----------

                  EXPENSES
                      Employee compensation and benefits                                     61,523             49,908
                      Occupancy and equipment                                                89,727             64,072
                      Marketing and advertising                                              16,572             13,880
                      Supplies, freight and postage                                          17,931             10,878
                      Other                                                                  51,630             36,148
                                                                                         ----------         ----------
                                                                                            237,383            174,886
                                                                                         ----------         ----------

                  LOSS BEFORE INCOME TAX BENEFIT                                            (13,470)            (2,029)

                  Income tax benefit                                                         (5,172)              (777)
                                                                                         ----------        -----------
                  NET LOSS                                                               $   (8,298)       $    (1,252)
                                                                                         ==========        ===========


                  Weighted average number of common shares outstanding                      103,950            105,000
                                                                                            =======            =======

                  Net loss per share                                                     $     (.08)       $      (.01)
                                                                                         ==========        ===========

                  Dividends per share                                                    $      .32        $     .3125
                                                                                         ==========        ===========



                See Notes to Consolidated Financial Statements.

                                H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           Unaudited, amounts in thousands, except per share amounts


                                                                                                 SIX MONTHS ENDED
                                                                                                 ----------------
                                                                                                    OCTOBER 31,
                                                                                                    -----------
                                                                                              1995               1994
                                                                                              ----               ----
                  REVENUES
                      Service revenues                                                    $  415,811         $  299,123
                      Franchise royalties                                                      4,977              4,629
                      Investment income                                                        7,173              9,705
                      Other income                                                            14,066              4,800
                                                                                          ----------         ----------
                                                                                             442,027            318,257
                                                                                          ----------         ----------

                  EXPENSES
                      Employee compensation and benefits                                     116,427             94,902
                      Occupancy and equipment                                                171,238            124,982
                      Marketing and advertising                                               20,149             20,323
                      Supplies, freight and postage                                           33,142             17,558
                      Other                                                                  106,058             67,318
                                                                                          ----------         ----------
                                                                                             447,014            325,083
                                                                                          ----------         ----------

                  LOSS BEFORE INCOME TAX BENEFIT                                              (4,987)            (6,826)

                  Income tax benefit                                                          (1,915)            (2,614)
                                                                                          ----------         ----------
                  NET LOSS                                                                $   (3,072)        $   (4,212)
                                                                                          ==========         ==========


                  Weighted average number of common shares outstanding                       104,423            105,063
                                                                                          ==========         ==========
                  Net loss per share                                                      $     (.03)             $(.04)
                                                                                          ==========         ==========
                  Dividends per share                                                     $    .6325         $    .5925
                                                                                          ==========         ==========

               See Notes to Consolidated Financial Statements.

                                H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Unaudited, amounts in thousands

                                                                                                 SIX MONTHS ENDED
                                                                                                 ----------------
                                                                                                    OCTOBER 31,
                                                                                                    -----------
                                                                                              1995               1994
                                                                                              ----               ----
                  CASH FLOWS FROM OPERATING ACTIVITIES
                     Net loss                                                              $   (3,072)        $   (4,212)
                     Adjustments to reconcile net loss to net cash
                       used in operating activities:
                        Depreciation and amortization                                          49,811             31,481
                        Gain on sale of subsidiaries                                          (12,445)            (2,796)
                        Other noncurrent liabilities                                            2,813              7,002
                        Changes in:
                           Receivables                                                         (4,388)             2,483
                           Prepaid expenses                                                   (37,629)           (15,988)
                           Accounts payable, accrued expenses and deposits                    (15,003)           (36,725)
                           Accrued salaries, wages and payroll taxes                          (46,872)           (38,814)
                           Accrued taxes on income                                            (57,826)           (78,033)
                                                                                           ----------         ----------
                     NET CASH USED IN OPERATING ACTIVITIES                                   (124,611)          (135,602)
                                                                                           ----------         ----------


                  CASH FLOWS FROM INVESTING ACTIVITIES
                     Purchases of marketable securities                                      (354,642)          (843,724)
                     Maturities of marketable securities                                      607,353          1,043,297
                     Purchases of property and equipment                                     (101,156)           (44,167)
                     Excess of cost over fair value of net tangible assets acquired            (2,626)            (2,150)
                     Proceeds from sale of subsidiary                                          35,000                -
                     Other, net                                                               (14,522)             4,750
                                                                                           ----------         ----------
                     NET CASH PROVIDED BY INVESTING ACTIVITIES                                169,407            158,006
                                                                                           ----------         ----------


                  CASH FLOWS FROM FINANCING ACTIVITIES
                     Repayments of notes payable                                             (665,412)          (749,612)
                     Proceeds from issuance of notes payable                                  676,715            813,362
                     Dividends paid                                                           (65,112)           (62,948)
                     Payments to acquire treasury shares                                      (59,453)           (83,112)
                     Proceeds from stock options exercised                                      7,522             52,754
                                                                                           ----------         ----------
                     NET CASH USED IN FINANCING ACTIVITIES                                   (105,740)           (29,556)
                                                                                           ----------         ----------


                  NET DECREASE IN CASH                                                        (60,944)            (7,152)

                  CASH AT BEGINNING OF PERIOD                                                  90,248             41,343
                                                                                           ----------         ----------

                  CASH AT END OF PERIOD                                                    $   29,304         $   34,191
                                                                                           ==========         ==========
                  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                     Income taxes paid                                                     $   55,909            $74,023
                     Interest paid                                                              1,455              1,185





                See Notes to Consolidated Financial Statements.

                                H&R BLOCK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


1. The Consolidated Balance Sheet as of October 31, 1995, the Consolidated Statements of Operations for the three and six months ended October 31, 1995 and 1994, and the Consolidated Statements of Cash Flows for the six months ended October 31, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1995 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1995 Annual Report to Shareholders.

   Operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Thus, the six month results are not indicative of results to be expected for the year.

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

4. On May 1, 1995, the Company changed its method of accounting for direct response advertising costs to conform with the requirements of the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs," which specifies the accounting for direct response advertising. Under this accounting method, direct response advertising costs that meet certain criteria are reported as assets and are amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received. Such assets are amortized over a 24-month period, on an accelerated basis, beginning in the month subsequent to the expenditure. Direct response advertising consists primarily of magazine and newspaper advertisements, broadcast, direct mail costs including mailing lists and postage, and disk and CD-ROM costs related directly to new subscriber solicitations. No indirect costs are included in the capitalized direct response advertising. The net effect of the change in accounting increased assets by $26,099,000, decreased the net loss by $16,077,000 and decreased the net loss per share by $.15 for the six months ended October 31, 1995. Amortization of direct response advertising assets was $2,821,000 for the six months ended October 31, 1995. The Company expenses advertising costs not classified as direct response the first time the advertising takes place.

5. During the six months ended October 31, 1995, the net unrealized holding gain on available-for-sale securities increased $1,368,000 to $1,603,000.

6. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

7. Net loss per common share is based on the weighted average number of shares outstanding during each period. The weighted average shares outstanding for the six months ended October 31, 1995 declined to 104,423,000 from 105,063,000 last year, due to repurchase of outstanding shares, partially offset by the issuance of treasury shares for stock option exercises.

8. During the six months ended October 31, 1995 and 1994, the Company issued 200,327 and 1,452,473 shares, respectively, pursuant to provisions for exercise of stock options under its stock option plans; during the same periods, the Company acquired 1,555,500 and 2,041,500 shares of its common stock at an aggregate cost of $59,453,000 and $83,112,000, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 4, respectively.

Working capital decreased from $276.8 million at April 30, 1995 to $139.1 million at October 31, 1995. The working capital ratio at October 31, 1995 is 1.6 to 1, compared to 1.8 to 1 at April 30, 1995. The decrease in working capital and working capital ratio must be viewed in the context of the Company's business which is seasonal, with peak activity in the fourth quarter, due to the nature of the Company's Tax Services segment. Tax return preparation occurs almost entirely in the fourth quarter and has the effect of increasing certain assets and liabilities during this time.

The Company has no long-term debt. However, the Company maintains seasonal lines of credit to support short-term borrowing facilities in the United States and Canada. During the months of January through April, the Company's Canadian Tax Services regularly incurs short-term borrowings to purchase refunds due its clients. Block Financial Corporation (BFC), a wholly-owned subsidiary of the Company, incurs short-term borrowings throughout the year to fund receivables associated with its credit card program. At October 31, 1995, short-term borrowings used to fund credit card receivables totalled $40.8 million, compared to $49.4 million at April 30, 1995. Additionally, short-term borrowings of $19.9 million were outstanding at October 31, 1995 to meet operating cash requirements of the Company. The Company also maintains a year-round $100 million line of credit to support various financial activities conducted by BFC.

The Company's acquisition of treasury shares, capital expenditures and dividend payments during the first six months were funded primarily through internally-generated funds. In October, the Company began borrowing on a short-term basis to meet certain cash requirements. Management anticipates such borrowings will continue through January 1996, at which time the Tax Services segment will produce positive cash flows as a result of the tax season. Management anticipates seasonal short-term borrowing to fund operations during October through January in the next two fiscal years.

The Company's Board of Directors has approved a series of investment initiatives for CompuServe Incorporated designed to enhance its long-term competitiveness and take advantage of accelerating growth opportunities in the market for online services. These initiatives include the launch of a new consumer online service, a simplified and less expensive pricing structure, two new interfaces, infrastructure expenditures and expansion of Internet activities offered through the various online services. The estimated cost of this undertaking, net of capitalized direct response advertising, is in excess of $70 million for fiscal 1996, and will therefore reduce the Company's fiscal 1996 profitability. However, management anticipates that these initiatives will have a positive impact on revenues in fiscal 1996 and on earnings beginning in fiscal 1997.

During the second quarter, the Company's Board of Directors announced resumption of the previously approved stock buyback program for ten million shares, initiated in December 1993. This program was suspended while consideration was given to the strategic investments in CompuServe described above. As of October 31, 1995, the Company has purchased 4,479,500 of the ten million shares authorized for repurchase.

RESULTS OF OPERATIONS

The analysis that follows should be read in conjunction with the table below and the Consolidated Statements of Operations found on pages 2 and 3.

During the first quarter of fiscal 1996, the Company sold its wholly-owned subsidiary, MECA Software, Inc. for $35 million cash, and recorded a pretax gain of $12.445 million. Additionally, an impairment loss of $8.389 million was recognized related to the assets of the tax preparation software operations of the Company. The operations of MECA prior to the sale, the gain on the sale and the impairment loss are included in the Financial Services segment.

Prior year amounts have been reclassified to conform to current year presentation.

                THREE MONTHS ENDED OCTOBER 31, 1995 COMPARED TO
                      THREE MONTHS ENDED OCTOBER 31, 1994
                             (AMOUNTS IN THOUSANDS)

                                                                    Revenues                     Earnings (loss)
                                                          -------------------------      ---------------------------
                                                               1995           1994            1995           1994
                                                               ----           ----            ----           ----
                          Computer services               $  188,373     $  136,631      $   22,072      $   34,336
                          Tax services                        27,602         27,733         (34,351)        (35,114)
                          Financial services                   6,815          5,286          (1,504)         (3,214)
                          Intersegment sales                 (1,999)        (2,775)              -               -
                                                          ----------     ----------      ----------      ----------
                                                             220,791        166,875         (13,783)         (3,992)
                          Investment income                    2,867          4,554           2,867           4,554
                          Unallocated corporate                  255          1,428          (2,554)         (2,591)
                                                          ----------     ----------      ----------      ----------
                                                          $  223,913     $  172,857         (13,470)         (2,029)
                                                          ==========     ==========          (5,172)           (777)
                          Income tax benefit                                             ----------      ----------
                          Net loss                                                       $   (8,298)     $   (1,252)
                                                                                         ==========      ==========



Consolidated revenues for the three months ended October 31, 1995 increased 29.5% to $223.913 million from $172.857 million reported last year. The increase is primarily due to greater revenues reported by the Computer Services segment.

The consolidated pretax loss for the second quarter of fiscal 1996 increased to $13.470 million from $2.029 million in the second quarter of last year. The significant change in the second quarter loss is due to the Computer Services segment and investment income, slightly offset by improved results reported by the Financial Services segment.

The net loss was $8.298 million, or $.08 per share, compared to $1.252 million, or $.01 per share, for the same period last year.

An analysis of operations by segment follows.

COMPUTER SERVICES

Revenues increased 37.9% to $188.373 million from $136.631 million in the comparable period last year, due to increases in consumer, network and Internet revenues. Consumer Services revenues were 34.8% better than last year, despite the largest price decrease in the history of CompuServe in September 1995 and the price decrease effected in February 1995. The growth in consumer revenues is due to customer acquisitions and increased usage. The number of worldwide users of CompuServe and its licensees and distributors increased 1.5 million to 3.8 million at the end of the second quarter of fiscal 1996. Network Services revenues were 31.9% better than last year, also due to increasing usage and new customers. Additionally, revenues from Internet software sales, which is new in fiscal 1996, contributed revenues of $8.788 million in the second quarter.

Pretax earnings decreased 35.7% to $22.072 million from $34.336 million in the second quarter of fiscal 1995. Pretax earnings as a percentage of revenues was 11.7% for the second quarter of fiscal 1996, compared to 25.1% for the same period last year. The decrease in pretax earnings and the pretax margin resulted from the significant price decreases in February and September 1995 related to the CompuServe online services.

TAX SERVICES

Revenues decreased 0.5% to $27.602 million from $27.733 million last year, due to lower tuition tax school fees in the United States, nearly offset by greater revenues generated by Australian tax operations during its tax season.

The pretax loss improved by 2.2% to $34.351 million from $35.114 million in the second quarter of last year, due to lower employer taxes on stock option exercises caused by a significant decrease in seasonal options exercised during September.

FINANCIAL SERVICES

Revenues increased 28.9% to $6.815 million from $5.286 million in the same period last year. The increase in revenues was due to credit card operations which experienced an increase in cards outstanding and higher revolving balances.

The pretax loss decreased to $1.504 million from $3.214 million in the second quarter of fiscal 1995, due to the improvement in credit card operations and the absence of losses in fiscal 1996 of operations which were sold at the beginning of the year.

INVESTMENT INCOME

Investment income decreased 37.0% to $2.867 million from $4.554 million last year. The decrease resulted primarily from less funds available for investment, caused by increased capital expenditures and investments in marketing and advertising, particularly related to the Computer Services segment, increased treasury share purchases and a decrease in proceeds from stock options exercised.

CORPORATE AND ADMINISTRATIVE EXPENSES

The corporate and administrative pretax loss for the second quarter decreased 1.4% to $2.554 million from $2.591 million in the comparable period last year.

        THREE MONTHS ENDED OCTOBER 31, 1995 (SECOND QUARTER) COMPARED TO
                THREE MONTHS ENDED JULY 31, 1995 (FIRST QUARTER)
                             (AMOUNTS IN THOUSANDS)

                                                                      Revenues                    Earnings (loss)
                                                            ---------------------------    ----------------------------
                                                              2nd Qtr          1st Qtr        2nd Qtr           1st Qtr
                                                              -------          -------        -------           -------
                          Computer services                 $  188,373       $  186,550     $   22,072        $   44,130
                          Tax services                          27,602            9,956        (34,351)          (41,219)
                          Financial services                     6,815           18,737         (1,504)            3,484
                          Intersegment sales                    (1,999)          (2,011)             -                 -
                                                            ----------       ----------     ----------        ----------
                                                               220,791          213,232        (13,783)            6,395
                          Investment income                      2,867            4,307          2,867             4,307
                          Unallocated corporate                    255              575         (2,554)           (2,219)
                                                            ----------       ----------     ----------        ----------
                                                            $  223,913       $  218,114        (13,470)            8,483
                                                            ==========       ==========
                          Income tax expense (benefit)                                          (5,172)            3,257
                                                                                           -----------        ----------
                          Net earnings (loss)                                              $    (8,298)       $    5,226
                                                                                           ===========        ==========


Consolidated revenues increased 2.7% to $223.913 million from $218.114 million in the first quarter of fiscal 1996. The increase is due to higher revenues generated by the Tax Services segment.

The consolidated pretax loss was $13.470 million, compared to pretax earnings of $8.483 million for the three months ended July 31, 1995. The decline is largely due to Computer Services segment earnings which decreased by 50.0%, the gain on the sale of MECA Software, Inc. in the first quarter, net of the impairment loss, included in the Financial Services segment of $4.056 million, and decreased investment income.

The net loss was $8.298 million, or $.08 per share, compared to net earnings of $5.226 million, or $.05 per share, for the first quarter of fiscal 1996.

An analysis of operations by segment follows.

COMPUTER SERVICES

Revenues increased 1.0% to $188.373 million from $186.550 million reported in the first quarter of fiscal 1996. The increase is due to greater revenues generated by the Consumer Services and Network Services divisions, partially offset by a decline in revenues from Internet software sales. Consumer Services and Network Services revenues for the three months ended October 31, 1995 increased 1.8% and 5.7%, respectively, as compared to the first quarter of fiscal 1996. The growth in Consumer Services is due to customer acquisitions, net of the effect of the September 1995 price decrease. The number of worldwide users of CompuServe and its licensees and distributors increased 400,000 during the second quarter. The growth in Network Services resulted from increasing usage and new customers. The decline in sales of Internet software of $3.260 million was caused by management's decision to lower per unit sales prices. Management anticipates that further price reductions will be made during fiscal 1996.

Pretax earnings decreased 50.0% to $22.072 million from $44.130 million reported in the first quarter of fiscal 1996. Pretax earnings as a percentage of revenues was 11.7% for the second quarter, compared to 23.7% for the first quarter of the fiscal year. The decrease in pretax earnings and the pretax margin was caused entirely by the reduction in pricing for online services in September.

TAX SERVICES

Revenues increased to $27.602 million from $9.956 million in the first quarter of fiscal 1996. The increase partially resulted from the onset of the tax season in Australia, which contributed revenues of approximately $9.6 million. U.S. revenues increased approximately $7.9 million due to tuition tax school fees earned in the second quarter and increased sales of supplies to franchisees, both of which are seasonal.

The pretax loss decreased 16.7% to $34.351 million from $41.219 million reported for the three months ended July 31, 1995. The decrease is due to earnings reported by Australian tax operations from its fiscal 1996 tax season.

FINANCIAL SERVICES

Revenues decreased 63.6% to $6.815 million from $18.737 million for the three months ended July 31, 1995. The decrease resulted entirely from the gain on the sale of MECA Software, Inc. of $12.445 million in the first quarter of this year.

The pretax loss was $1.504 million, compared to pretax earnings of $3.484 million for the first quarter of fiscal 1996, due to the net effect of the gain on the sale of MECA and the impairment loss recognized on the assets of the tax preparation software business of $4.056 million.

INVESTMENT INCOME

Investment income decreased 33.4% to $2.867 million from $4.307 million earned for the three months ended July 31, 1995, due to the resources required to fund operations during the Tax Services segment's off-season, the significant marketing and capital investments made in the Computer Services segment and share repurchases during the second quarter totalling $59.453 million.

CORPORATE AND ADMINISTRATIVE EXPENSES

The corporate and administrative pretax loss increased 15.1% to $2.554 million from $2.219 million in the first quarter of fiscal 1996, resulting from increased employee costs and consultant fees.

              SIX MONTHS ENDED OCTOBER 31, 1995 (FYTD) COMPARED TO
                    SIX MONTHS ENDED OCTOBER 31, 1994 (FYTD)
                             (AMOUNTS IN THOUSANDS)



                                              Revenues                    Earnings (loss)
                                    -------------------------    ---------------------------
                                       1995           1994           1995           1994
                                       ----           ----           ----           ----
  Computer services                 $  374,923     $  264,527    $   66,202      $   68,248
  Tax services                          37,558         37,296       (75,570)        (75,112)
  Financial services                    25,552          9,741         1,980          (5,110)
  Intersegment sales                    (4,010)        (5,550)            -               -
                                    ----------     ----------    ----------      ----------
                                       434,023        306,014        (7,388)        (11,974)
  Investment income                      7,174          9,705         7,174           9,705
  Unallocated corporate                    830          2,538        (4,773)         (4,557)
                                    ----------     ----------    ----------      ----------
                                    $  442,027     $  318,257        (4,987)         (6,826)
                                    ==========     ==========        (1,915)         (2,614)
  Income tax benefit                                             ----------      ----------
  Net loss                                                       $   (3,072)     $   (4,212)
                                                                 ==========      ==========


Consolidated revenues for the six months ended October 31, 1995 increased 38.9% to $442.027 million from $318.257 million reported last year. The increase is principally due to greater revenues reported by the Computer Services and Financial Services segments, including the gain on the sale of MECA Software, Inc. of $12.445 million.

The consolidated pretax loss improved 26.9% to $4.987 million from $6.826 million in the comparable period last year. The improvement is due to the Financial Services segment, partially offset by a decline reported by the Computer Services segment and lower investment income. In fiscal 1996, Financial Services results include a gain on the sale of MECA Software, Inc. of $12.445 million and an impairment loss of $8.389 million recognized on the assets of the tax preparation software business.

The net loss was $3.072 million, or $.03 per share, compared to $4.212 million, or $.04 per share, for the comparable period last year.

An analysis of operations by segment follows.

COMPUTER SERVICES

Revenues increased 41.7% to $374.923 million from $264.527 million last year due to increases in both Consumer Services and Network Services revenues, and the addition of revenues from Internet software sales this year totaling $20.836 million. Consumer Services revenues were 41.7% better than last year. The growth is due to the increase in customers and usage, offset by price reductions introduced in February and September 1995. The new pricing policy introduced in September is the largest reduction in the history of the company. The number of worldwide users of CompuServe and its licensees and distributors has increased 1.5 million as compared to last year. Network Services revenues were 33.7% better than last year, due to increasing usage and new customers.

Pretax earnings decreased 3.0% to $66.202 million from $68.248 million last year. Pretax earnings as a percentage of revenues was 17.7% for the six months ended October 31, 1995, compared to 25.8% for the same period last year. The decrease in pretax earnings and the pretax margin resulted primarily from the two price reductions which have been implemented since October 1994.

TAX SERVICES

Revenues increased 0.7% to $37.558 million from $37.296 million last year, due to higher revenues generated by Australian tax operations, substantially offset by lower tuition tax school fees in the United States by 13.8%.

The pretax loss slightly increased 0.6% to $75.570 million from $75.112 million last year. Management is closely monitoring expenses in an effort to keep expenses in line with last year. Additionally, Tax Services incurred less employer taxes than in the prior year due to the significant decrease in the number of seasonal options exercised in fiscal 1996.

FINANCIAL SERVICES

Revenues increased to $25.552 million from $9.741 million last year, largely due to the gain on the sale of MECA Software, Inc. in fiscal 1996 of $12.445 million, offset by a reduction in revenues resulting from operations sold and transferred in fiscal 1996. Increased revenues are also being generated by the credit card business.

Pretax earnings for the first six months was $1.980 million, compared to a pretax loss of $5.110 million last year, mostly due to the net effect of the gain on the sale of MECA and the impairment loss of $8.389 million realized on the assets of the tax preparation software business, and the absence of losses in fiscal 1996 of operations which were sold or transferred at the beginning of the year.

INVESTMENT INCOME

Investment income decreased 26.1% to $7.174 million from $9.705 million last year. The decrease resulted primarily from less funds available for investment, due to the marketing and capital investments being made in CompuServe and a decrease in proceeds from seasonal stock option exercises.

CORPORATE AND ADMINISTRATIVE EXPENSES

The corporate and administrative pretax loss increased 4.7% to $4.773 million from $4.557 million last year, due to increased employee expenses and consultant fees.

                          PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders of the registrant was held on September 12, 1995. At such meeting, four Class III directors were elected to serve three-year terms. In addition, the resolutions set forth below were submitted to a vote of shareholders. With respect to the election of directors and the adoption of each resolution, the number of votes cast for, against or withheld, and the number of abstentions or nonvotes were as follows:

   ELECTION OF CLASS III DIRECTORS

       Nominee                   Votes FOR        Votes WITHHELD
   ---------------------         ----------       --------------
   Richard H. Brown              91,838,023           454,421
   Donna R. Ecton                91,608,356           684,088
   Marvin L. Rich                91,618,811           673,634
   Morton I. Sosland             91,556,488           735,956

   APPROVAL OF AMENDMENT TO THIRD STOCK OPTION PLAN FOR SEASONAL EMPLOYEES

   The following resolution was adopted by a vote of 68,658,913 shares in favor of such resolution, 14,929,706 shares against such resolution and 401,327 shares abstaining. In addition, there were 8,302,498 shares for which proxies were submitted for the meeting, but for which no vote was cast on the resolution. The resolution states:

     "RESOLVED, That this corporation's Third Stock Option Plan for Seasonal Employees, as amended, be further amended to extend it for three years, to terminate (unless further extended) on December 31, 1998."

   APPOINTMENT OF AUDITORS

   The following resolution was adopted by a vote of 91,928,653 shares in favor of such resolution, 162,689 shares against such resolution and 201,102 shares abstaining:

     "RESOLVED, That the appointment of Deloitte & Touche LLP as the independent auditors for H&R Block, Inc., and its subsidiaries for the year ending April 30, 1996, is hereby ratified, approved and confirmed."

At the close of business on July 14, 1995, the record date for the annual meeting of shareholders, there were 104,896,019 shares of Common Stock of the registrant outstanding and entitled to vote at the meeting. There were 92,292,445 shares represented at the annual meeting of shareholders held on September 12, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

         (10) Restricted Shares Agreement dated August 5, 1995, between the registrant and Richard H. Brown.

         (27)     Financial Data Schedule.

(b)  Reports on Form 8-K

      The registrant did not file any reports on Form 8-K during the second quarter of fiscal year 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  H&R BLOCK, INC.
                                             --------------------------
                                                    (Registrant)



DATE    12/12/95                             BY  /s/Richard H. Brown
     --------------                            ------------------------
                                                   Richard H. Brown
                                                     President and
                                                Chief Executive Officer



DATE    12/12/95                             BY    /s/Ozzie Wenich
     --------------                            ------------------------
                                                     Ozzie Wenich
                                                Vice President, Finance
                                                     and Treasurer