Form 10-Q
period 1996-01-31
H&R BLOCK INC
filed 1996-03-18
CIK 12659

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  ----------
                                   FORM 10-Q


     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended January 31, 1996

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

Yes   X     No
    -----      -----

The number of shares outstanding of the registrant's Common Stock, without par value, at March 8, 1996 was 103,385,215 shares.

                               TABLE OF CONTENTS



                                                                            Page

PART I  Financial Information

        Consolidated Balance Sheets
           January 31, 1996 (Unaudited) and
           April 30, 1995 (Audited) . . . . . . . . . . . . . . . . . . . . .  1

        Consolidated Statements of Operations
           Three Months Ended January 31, 1996 and 1995 (Unaudited) . . . . .  2
           Nine Months Ended January 31, 1996 and 1995 (Unaudited). . . . . .  3

        Consolidated Statements of Cash Flows
           Nine Months Ended January 31, 1996 and 1995 (Unaudited). . . . . .  4

        Notes to Consolidated Financial Statements (Unaudited). . . . . . . .  5

        Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . . . . . .  7

PART II Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . 15

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                               H&R BLOCK, INC.
                         CONSOLIDATED BALANCE SHEETS
                  Amounts in thousands, except share amounts

                                                                              JANUARY 31,          APRIL 30,
                                                                                 1996                 1995
                                                                          -------------------  -------------------
                               ASSETS                                         (UNAUDITED)           (AUDITED)
CURRENT ASSETS
   Cash (including certificates of deposit of $8,114 and $25,781)              $   60,681           $   90,248
   Marketable securities                                                           36,741              263,239
   Receivables, less allowance for doubtful accounts of $10,653 and
      $7,274                                                                      344,899              260,198
   Prepaid expenses                                                                51,586               21,823
                                                                               ----------           ----------
      TOTAL CURRENT ASSETS                                                        493,907              635,508

INVESTMENTS AND OTHER ASSETS
   Investments in marketable securities                                                 -               91,494
   Excess of cost over fair value of net tangible assets acquired,
      net of amortization                                                          60,062               78,205
   Other                                                                          130,187               45,383
                                                                               ----------           ----------
                                                                                  190,249              215,082
PROPERTY AND EQUIPMENT, at cost less accumulated
   depreciation and amortization                                                  344,450              227,448
                                                                               ----------           ----------
                                                                               $1,028,606           $1,078,038
                                                                               ==========           ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                                               $  244,539           $   49,421
   Accounts payable, accrued expenses and deposits                                157,670              145,909
   Accrued salaries, wages and payroll taxes                                       43,514               71,281
   Accrued taxes on income                                                         29,280               92,100
                                                                               ----------           ----------
      TOTAL CURRENT LIABILITIES                                                   475,003              358,711

OTHER NONCURRENT LIABILITIES                                                       37,780               33,462

STOCKHOLDERS' EQUITY
   Common stock, no par, stated value $.01 per share                                1,089                1,089
   Convertible preferred stock, no par, stated value $.01 per share                     4                    4
   Additional paid-in capital                                                     139,549              140,578
   Retained earnings                                                              591,206              700,423
                                                                               ----------           ----------
                                                                                  731,848              842,094
   Less cost of 5,624,754 and 4,109,662 shares of common stock
      in treasury                                                                 216,025              156,229
                                                                               ----------           ----------
                                                                                  515,823              685,865
                                                                               ----------           ----------
                                                                               $1,028,606           $1,078,038
                                                                               ==========           ==========


                See Notes to Consolidated Financial Statements.

                               H&R BLOCK, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
          Unaudited, amounts in thousands, except per share amounts


                                                                                   THREE MONTHS ENDED
                                                                                      JANUARY 31,
                                                                                   ------------------
                                                                                1996                 1995
                                                                         -------------------  -------------------
REVENUES
   Service revenues                                                              $296,060             $252,528
   Royalties                                                                        9,068                8,931
   Investment income                                                                  229                4,104
   Other income                                                                     6,715                2,451
                                                                                 --------             --------
                                                                                  312,072              268,014
                                                                                 --------             --------

EXPENSES
   Employee compensation and benefits                                             105,124               94,643
   Occupancy and equipment                                                         98,738               74,777
   Marketing and advertising                                                       21,151               17,649
   Supplies, freight and postage                                                   29,812               20,490
   Other                                                                           66,129               47,353
                                                                                 --------             --------
                                                                                  320,954              254,912
                                                                                 --------             --------

EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                                (8,882)              13,102

Income tax expense (benefit)                                                       (3,411)               5,018
                                                                                 --------             --------

NET EARNINGS (LOSS)                                                              $ (5,471)            $  8,084
                                                                                 ========             ========

Weighted average number of common shares outstanding                              103,361              105,658
                                                                                 ========             ========

Net earnings (loss) per share                                                    $   (.05)            $    .08
                                                                                 ========             ========

Dividends per share                                                              $    .32             $  .3125
                                                                                 ========             ========


                See Notes to Consolidated Financial Statements.

                               H&R BLOCK, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
          Unaudited, amounts in thousands, except per share amounts

                                                                                   NINE MONTHS ENDED
                                                                                      JANUARY 31,
                                                                                   -----------------
                                                                                1996                 1995
                                                                         -------------------  -------------------
REVENUES
   Service revenues                                                              $711,871             $551,651
   Royalties                                                                       14,045               13,560
   Investment income                                                                7,402               13,809
   Other income                                                                    20,781                7,251
                                                                                 --------             --------
                                                                                  754,099              586,271
                                                                                 --------             --------

EXPENSES
   Employee compensation and benefits                                             221,551              189,545
   Occupancy and equipment                                                        269,976              199,759
   Marketing and advertising                                                       41,300               37,972
   Supplies, freight and postage                                                   62,954               38,048
   Other                                                                          172,187              114,671
                                                                                 --------             --------
                                                                                  767,968              579,995
                                                                                 --------             --------

EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                               (13,869)               6,276

Income tax expense (benefit)                                                       (5,326)               2,404
                                                                                 --------             --------

NET EARNINGS (LOSS)                                                              $ (8,543)            $  3,872
                                                                                 ========             ========

Weighted average number of common shares outstanding                              104,069              105,729
                                                                                 ========             ========

Net earnings (loss) per share                                                    $   (.08)            $    .04
                                                                                 ========             ========

Dividends per share                                                              $  .9525             $   .905
                                                                                 ========             ========


                See Notes to Consolidated Financial Statements.

                               H&R BLOCK, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Unaudited, amounts in thousands


                                                                                 NINE MONTHS ENDED
                                                                                    JANUARY 31,
                                                                                 -----------------
                                                                             1996                 1995
                                                                      -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings (loss)                                                        $   (8,543)          $    3,872
   Adjustments to reconcile net earnings (loss) to net cash
      used in operating activities:
       Depreciation and amortization                                              74,528               49,364
       Amortization of deferred subscriber acquisition costs                       9,267                    -
       Gain on sale of subsidiaries                                              (12,445)              (2,796)
       Other noncurrent liabilities                                                4,318               10,417
       Changes in:
         Receivables                                                             (90,460)             (97,944)
         Prepaid expenses                                                        (30,384)             (12,321)
         Deferred subscriber acquisition costs                                   (74,876)                   -
         Accounts payable, accrued expenses and deposits                          14,597              (38,961)
         Accrued salaries, wages and payroll taxes                               (27,229)             (13,254)
         Accrued taxes on income                                                 (63,609)             (99,223)
                                                                              ----------           ----------
   NET CASH USED IN OPERATING ACTIVITIES                                        (204,836)            (200,846)
                                                                              ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of marketable securities                                           (356,855)          (1,166,754)
   Maturities and sales of marketable securities                                 676,895            1,537,046
   Purchases of property and equipment                                          (180,829)             (82,675)
   Excess of cost over fair value of net tangible assets acquired                (11,264)              (6,042)
   Proceeds from sale of subsidiary                                               35,000                    -
   Other, net                                                                    (22,158)              (1,314)
                                                                              ----------           ----------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                                     140,789              280,261
                                                                              ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of notes payable                                                (1,452,392)          (1,353,360)
   Proceeds from issuance of notes payable                                     1,647,510            1,443,984
   Dividends paid                                                                (99,813)             (95,185)
   Payments to acquire treasury shares                                           (71,897)            (110,668)
   Proceeds from stock options exercised                                          11,072               54,469
                                                                              ----------           ----------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            34,480              (60,760)
                                                                              ----------           ----------

NET INCREASE (DECREASE) IN CASH                                                  (29,567)              18,655

CASH AT BEGINNING OF PERIOD                                                       90,248               41,343
                                                                              ----------           ----------

CASH AT END OF PERIOD                                                         $   60,681           $   59,998
                                                                              ==========           ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Income taxes paid                                                           $   58,281           $  101,627
  Interest paid                                                                    2,898                2,635


                See Notes to Consolidated Financial Statements.

                                H&R BLOCK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


1. The Consolidated Balance Sheet as of January 31, 1996, the Consolidated Statements of Operations for the three and nine months ended January 31, 1996 and 1995, and the Consolidated Statements of Cash Flows for the nine months ended January 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1996 and for all periods presented have been made.


     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1995 Annual Report to Shareholders.


     Operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Thus, the nine-month results are not indicative of results to be expected for the year.


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


4. On May 1, 1995, the Company changed its method of accounting for direct response advertising costs to conform with the requirements of the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs," which specifies the accounting for direct response advertising. Under this accounting method, direct response advertising costs that meet certain criteria are reported as assets and are amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received. Such assets are amortized over a 24-month period, on an accelerated basis, beginning in the month subsequent to the expenditure. Direct response advertising consists primarily of magazine and newspaper advertisements, broadcast, direct mail costs including mailing lists and postage, and disk and CD-ROM costs related directly to new subscriber solicitations. No indirect costs are included in the capitalized direct response advertising. The net effect of the change in accounting increased assets by $65,609,000 at January 31, 1996, and decreased the net loss by $40,415,000 and the net loss per share by $.39 for the nine months ended January 31, 1996. Amortization of direct response advertising assets was $9,267,000 for the nine months ended January 31, 1996. The Company expenses advertising costs not classified as direct response the first time the advertising takes place.


5. During the nine months ended January 31, 1996, the net unrealized holding gain on available-for-sale securities increased $1,261,000 to $1,496,000.


6. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.


7. Net earnings (loss) per common share is based on the weighted average number of shares outstanding during each period, and in periods in which they have a dilutive effect, the effect of common shares contingently issuable from stock options and convertible preferred stock. The weighted average shares outstanding for the nine months ended January 31, 1996 is 104,069,000 compared to 105,729,000 in the prior year, due to repurchase of outstanding shares and the exclusion of common stock equivalents from weighted shares outstanding for the nine months ended January 31, 1996 because of their dilutive effect.


8. During the nine months ended January 31, 1996 and 1995, the Company issued 318,108 and 1,496,273 shares, respectively, pursuant to provisions for exercise of stock options under its stock option plans; during the same periods, the Company acquired 1,833,200 and 2,790,900 shares of its common stock at an aggregate cost of $71,897,000 and $110,668,000, respectively.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 4, respectively.

Working capital decreased from $276.8 million at April 30, 1995 to $18.9 million at January 31, 1996. The working capital ratio at January 31, 1996 is
1.0 to 1, compared to 1.8 to 1 at April 30, 1995. The decrease in working capital and working capital ratio must be viewed in the context of the Company's business which is seasonal, with peak activity in the fourth quarter, due to the nature of the Company's Tax Services segment. Tax return preparation occurs almost entirely in the fourth quarter and has the effect of increasing certain assets and liabilities during this time. Additionally, the Company has used its working capital to fund the investment initiatives of CompuServe Incorporated approved by the Board of Directors in July 1995.

The Company has no long-term debt. However, the Company maintains seasonal lines of credit to support short-term borrowing facilities in the United States and Canada. During the months of January through April, the Company's Canadian Tax Services regularly incurs short-term commercial paper borrowings to purchase refunds due its clients. Block Financial Corporation (BFC), a wholly-owned subsidiary of the Company, incurs short-term commercial paper borrowings throughout the year to fund receivables associated with its credit card program. At January 31, 1996, short-term borrowings used to purchase refunds in Canada and fund credit card receivables totaled $22.4 million and $62.1 million, respectively, compared to $49.4 million related entirely to credit card receivables at April 30, 1995. The Company also maintains a year-round $100 million line of credit to support various financial activities conducted by BFC.

The Company's acquisition of treasury shares, capital expenditures and dividend payments during the first nine months were funded through both internally-generated funds and short-term borrowing. During the third quarter of fiscal 1996, the Company obtained a $200 million line of credit facility to fund short-term operating needs of the Company. At January 31, 1996, $160.0 million was outstanding under this line of credit facility. The Company expects to extend the line of credit, which expires in April 1996.

The Company's Board of Directors has approved a series of investment initiatives for CompuServe Incorporated (CompuServe) designed to enhance its long-term competitiveness and take advantage of accelerating growth opportunities in the market for online services. These initiatives include the launch of a new consumer online service, a simplified and less expensive pricing structure, two new interfaces, infrastructure expenditures and expansion of Internet activities offered through the various online services. The estimated cost of this undertaking, net of capitalized direct response advertising, is expected to reduce the Company's fiscal 1996 profitability. However, management anticipates that these initiatives will have a positive impact on CompuServe's revenues in fiscal 1996 and on its earnings beginning in fiscal 1997.

During the second quarter, the Company's Board of Directors announced resumption of the previously approved stock buyback program for ten million shares, initiated in December 1993. This program had been suspended while consideration was given to the strategic investments in CompuServe described above. The buyback program was also suspended during the third quarter while management considered the initial public offering of stock by CompuServe. As of January 31, 1996, the Company has purchased 4,757,200 of the ten million shares authorized for repurchase.

On February 20, 1996, the Board of Directors approved a plan that will separate CompuServe from the Company. Management anticipates that, in April 1996, up to 20% of CompuServe will be offered through an initial public offering of common stock. The Company has announced its intention to completely separate CompuServe from the Company through a tax-free spin-off or split-off within 12 months after the initial public offering. The distribution will be subject to receiving a favorable ruling from the Internal Revenue Service or an opinion of counsel regarding the tax-free nature of the transaction, certain other conditions, and the absence of any change in market conditions or circumstances that causes the Board of Directors to conclude that the distribution is not in the best interest of the Company's shareholders. CompuServe will repay certain intercompany debt from the proceeds of the initial public offering; CompuServe will retain all remaining proceeds to fund accelerated investment initiatives described above.

Subject to developments in the Company's business, its results from operations and the annual review of its dividend policy, the quarterly dividend will remain at $.32 per share. The quarterly dividend may also be affected by further review in connection with the contemplated distribution of CompuServe.

RESULTS OF OPERATIONS

The analysis that follows should be read in conjunction with the table below and the Consolidated Statements of Operations found on pages 2 and 3.

During the first quarter of fiscal 1996, the Company sold its wholly-owned subsidiary, MECA Software, Inc., for $35 million cash, and recorded a pretax gain of $12.445 million. Additionally, an impairment loss of $8.389 million was recognized related to the assets of the tax preparation software operations of the Company. The operations of MECA prior to the sale, the gain on the sale and the impairment loss are included in the Financial Services segment.

Prior year amounts have been reclassified to conform to current year presentation.

                THREE MONTHS ENDED JANUARY 31, 1996 COMPARED TO
                      THREE MONTHS ENDED JANUARY 31, 1995
                             (AMOUNTS IN THOUSANDS)


                                        Revenues                  Earnings (loss)
                              ----------------------------  ----------------------------
                                  1996           1995           1996           1995
                              -------------  -------------  -------------  -------------
Computer services                  $203,032       $154,172      $ 22,121       $ 41,207
Tax services                         97,581         96,002       (29,393)       (28,762)
Financial services                   12,750         14,911         2,112            706
Intersegment sales                   (2,001)        (2,774)           -              -
                                   --------       --------      --------       --------
                                    311,362        262,311        (5,160)        13,151
Investment income                       227          4,104           227          4,104
Unallocated corporate                   483          1,599        (3,949)        (4,153)
                                   --------       --------      --------       --------
                                   $312,072       $268,014        (8,882)        13,102
                                   ========       ========
Income tax expense (benefit)                                      (3,411)         5,018
                                                                --------       --------
Net earnings (loss)                                             $ (5,471)      $  8,084
                                                                ========       ========

Consolidated revenues for the three months ended January 31, 1996 increased 16.4% to $312.072 million from $268.014 million last year. The increase is primarily due to greater revenues reported by the Computer Services segment.

The consolidated pretax loss for the third quarter of fiscal 1996 was $8.882 million, compared to pretax earnings of $13.102 million in the third quarter of last year. The significant change in third quarter results is due to the Computer Services segment and investment income, slightly offset by improved results reported by the Financial Services segment.

The net loss was $5.471 million, or $.05 per share, compared to net earnings of $8.084 million, or $.08 per share, for the same period last year.

An analysis of operations by segment follows.

COMPUTER SERVICES

Revenues increased 31.7% to $203.032 million from $154.172 million in the comparable period last year, due to increases in consumer and network revenues. Consumer Services revenues were 31.6% better than last year, despite two price decreases introduced in September 1995 and February 1995. The growth in consumer revenues is due to customer acquisitions and increased usage. The number of worldwide users of CompuServe and its licensee and distributors increased 1.6 million to 4.3 million at the end of the third quarter of fiscal 1996. Network Services revenues were 33.7% better than last year, also due to increasing usage and new customers. As of January 31, 1996, CompuServe had 928 network customers, a 32.8% increase compared to the same date a year ago.

Pretax earnings decreased 46.3% to $22.121 million from $41.207 million in the third quarter of fiscal 1995. Pretax earnings as a percentage of revenues was 10.9% for the third quarter of fiscal 1996, compared to 26.7% for the same period last year. The decrease in pretax earnings and the pretax margin resulted from the significant price decreases in February and September 1995 related to the CompuServe online services.

TAX SERVICES

Revenues increased 1.6% to $97.581 million from $96.002 million last year, primarily due to an increase in sales of supplies to franchises in the United States.

The pretax loss increased by 2.2% to $29.393 million from $28.762 million in the third quarter of last year, due to expected inflationary increases in employee costs and office rent.

FINANCIAL SERVICES

Revenues decreased 14.5% to $12.750 million from $14.911 million in the same period last year. The decrease in revenues was due to lower revenues from sales of TaxCut software and the revenues of certain operations sold or transferred in May 1995.

Pretax earnings improved to $2.112 million from $706 thousand in the third quarter of fiscal 1995, due to lower marketing and advertising expense and lower amortization of goodwill, partially offset by higher bad debt expense.

INVESTMENT INCOME

Net investment income decreased 94.5% to $227 thousand from $4.104 million last year. The decrease resulted primarily from less funds available for investment, caused by increased capital expenditures and investments in marketing and advertising, particularly related to the Computer Services segment, a decrease in proceeds from stock options exercised in September by seasonal employees, and interest expense incurred for corporate borrowings.

CORPORATE AND ADMINISTRATIVE EXPENSES

The corporate and administrative pretax loss for the third quarter decreased 4.9% to $3.949 million from $4.153 million in the comparable period last year, due to lower employee benefits expense.

     THREE MONTHS ENDED JANUARY 31, 1996 (THIRD QUARTER) COMPARED TO
             THREE MONTHS ENDED OCTOBER 31, 1995 (SECOND QUARTER)
                            (AMOUNTS IN THOUSANDS)


                                 Revenues                    Earnings (loss)
                       ----------------------------  -------------------------------
                          3rd Qtr        2nd Qtr         3rd Qtr          2nd Qtr
                       -------------  -------------  ----------------  -------------
Computer services           $203,032       $188,373          $ 22,121       $ 22,072
Tax services                  97,581         27,602           (29,393)       (34,351)
Financial services            12,750          6,815             2,112         (1,504)
Intersegment sales            (2,001)        (1,999)              -              -
                            --------       --------          --------       --------
                             311,362        220,791            (5,160)       (13,783)
Investment income                227          2,867               227          2,867
Unallocated corporate            483            255            (3,949)        (2,554)
                            --------       --------          --------       --------
                            $312,072       $223,913            (8,882)       (13,470)
                            ========       ========
Income tax benefit                                             (3,411)        (5,172)
                                                             --------       --------
Net loss                                                     $ (5,471)      $ (8,298)
                                                             ========       ========

Consolidated revenues increased 39.4% to $312.072 million from $223.913 million in the second quarter of fiscal 1996. The improvement is due to higher revenues generated by all of the operating segments, with the majority of the increase attributable to the Tax Services segment, due to the beginning of the tax filing period.

The consolidated pretax loss decreased 34.1% to $8.882 million from $13.470 million for the three months ended October 31, 1995. The improvement is largely due to the Tax Services and Financial Services segments, partially offset by lower investment income and higher corporate expenses.

The net loss also decreased 34.1% to $5.471 million, or $.05 per share, from $8.298 million, or $.08 per share, for the second quarter of fiscal 1996.

An analysis of operations by segment follows.

COMPUTER SERVICES

Revenues increased 7.8% to $203.032 million from $188.373 million reported in the second quarter of fiscal 1996. The increase is due to greater revenues generated by the Consumer Services and Network Services divisions. Consumer Services and Network Services revenues for the three months ended January 31, 1996 increased 6.3% and 7.4%, respectively, as compared to the second quarter of fiscal 1996. The growth in Consumer Services is due to customer acquisitions, partially offset by a decrease in the monthly revenue per subscriber resulting from the September 1995 price reductions. The number of worldwide users of CompuServe and its licensee and distributors increased 490,000 during the third quarter. The growth in Network Services resulted from new customers, which increased 7.5% during the third quarter to 928.

Pretax earnings increased .2% to $22.121 million from $22.072 million in the second quarter of fiscal 1996. Pretax earnings as a percentage of revenues was 10.9% for the third quarter, compared to 11.7% for the second quarter of the fiscal year. The decrease in the pretax margin was caused by the price reductions implemented in September 1995 related to CompuServe's consumer information service.

TAX SERVICES

Revenues increased to $97.581 million from $27.602 million in the second quarter of fiscal 1996. The pretax loss decreased 14.4% to $29.393 million from $34.351 million for the three months ended October 31, 1995. The improved results are due to the onset of the tax filing season in the United States and Canada in January.

FINANCIAL SERVICES

Revenues increased 87.1% to $12.750 million from $6.815 million for the three months ended October 31, 1995. The increase resulted almost entirely from sales of TaxCut software. Tax preparation software sales are highly seasonal, and normally peak in the third and fourth quarters of the fiscal year concurrent with the tax filing season.

Pretax earnings were $2.112 million, compared to a pretax loss of $1.504 million for the second quarter of fiscal 1996, due to earnings related to TaxCut software sales and lower marketing and advertising expense, partially offset by higher bad debt expense, both related to credit card operations.

INVESTMENT INCOME

Net investment income decreased 92.1% to $227 thousand from $2.867 million for the three months ended October 31, 1995, due to the resources required to fund operations during the Tax Services segment's off-season, the significant marketing and capital investments made in the Computer Services segment and interest incurred on corporate borrowings.

CORPORATE AND ADMINISTRATIVE EXPENSES

The corporate and administrative pretax loss increased 54.6% to $3.949 million from $2.554 million in the second quarter of fiscal 1996, resulting primarily from increased employee benefits expense and professional fees.

            NINE MONTHS ENDED JANUARY 31, 1996 (FYTD) COMPARED TO
                  NINE MONTHS ENDED JANUARY 31, 1995 (FYTD)
                            (AMOUNTS IN THOUSANDS)


                                        Revenues                  Earnings (loss)
                              ----------------------------  ----------------------------
                                  1996           1995           1996           1995
                              -------------  -------------  -------------  -------------
Computer services                 $ 577,955      $ 418,699      $  88,323      $ 109,455
Tax services                        135,139        133,298       (104,963)      (103,874)
Financial services                   38,302         24,652          4,092         (4,388)
Intersegment sales                   (6,011)        (8,324)            -              -
                                  ---------      ---------      ---------      ---------
                                    745,385        568,325        (12,548)         1,193
Investment income                     7,401         13,809          7,401         13,809
Unallocated corporate                 1,313          4,137         (8,722)        (8,726)
                                  ---------      ---------      ---------      ---------
                                  $ 754,099      $ 586,271        (13,869)         6,276
                                  =========      =========
Income tax expense (benefit)                                       (5,326)         2,404
                                                                ---------      ---------
Net earnings (loss)                                             $  (8,543)     $   3,872
                                                                =========      =========

Consolidated revenues for the nine months ended January 31, 1996 increased 28.6% to $754.099 million from $586.271 million last year. The increase is principally due to greater revenues reported by the Computer Services and Financial Services segments, which includes the gain on the sale of MECA Software, Inc. of $12.445 million.

The consolidated pretax loss was $13.869 million, compared to pretax earnings of $6.276 million in the comparable period last year. The decline in operating results is primarily due to the Computer Services segment and lower investment income, offset by the gain on the sale of MECA Software, Inc. of $12.445 million and an impairment loss of $8.389 million recognized on the assets of the tax preparation software business, both of which are included in Financial Services.

The net loss was $8.543 million, or $.08 per share, compared to net earnings of $3.872 million, or $.04 per share, for the comparable period last year.

An analysis of operations by segment follows.

COMPUTER SERVICES

Revenues increased 38.0% to $577.955 million from $418.699 million last year due to increases in both Consumer Services and Network Services revenues. Consumer Services revenues increased 45.2% over last year. The growth is due to the increase in customers and usage, offset by price reductions introduced in February and September 1995. The number of worldwide users of CompuServe and its licensee and distributors has increased 1.6 million as compared to last year to 4.3 million. Network Services revenues were 33.7% better than last year, due to increasing usage and new customers. At January 31, 1996, network customers increased 32.8% as compared with the same date last year.

Pretax earnings decreased 19.3% to $88.323 million from $109.455 million last year. Pretax earnings as a percentage of revenues was 15.3% for the nine months ended January 31, 1996, compared to 26.1% for the same period last year. The decrease in pretax earnings and the pretax margin resulted primarily from the two price reductions which have been implemented since January 1995.

TAX SERVICES

Revenues increased 1.4% to $135.139 million from $133.298 million last year, primarily due to higher revenues generated from Australian tax operations which completed its tax filing season during the third quarter.

The pretax loss increased 1.0% to $104.963 million from $103.874 a year earlier, due to the late mailing of W-2s by employers, which resulted in a delay in the start of the early peak in tax return preparation and electronic filing in the United States.

FINANCIAL SERVICES

Revenues increased 55.4% to $38.302 million from $24.652 million last year, largely due to the gain on the sale of MECA Software, Inc. in fiscal 1996 of $12.445 million and increased revenues produced by credit card operations, offset by revenues of operations sold or transferred at the beginning of fiscal 1995.

Pretax earnings for the first nine months was $4.092 million, compared to a pretax loss of $4.388 million last year, due to the net effect of the gain on the sale of MECA and the impairment loss of $8.389 million realized on the assets of the tax preparation software business and improved earnings from credit card operations, attributable to lower advertising and marketing expense and higher revolving account balances.

INVESTMENT INCOME

Net investment income decreased 46.4% to $7.401 million from $13.809 million last year. The decrease resulted primarily from less funds available for investment, due to the marketing and capital investments being made in CompuServe, a decrease in proceeds from seasonal stock option exercises and interest expense associated with corporate borrowings.

CORPORATE AND ADMINISTRATIVE EXPENSES

The corporate and administrative pretax loss of $8.722 million remained relatively level with last year's loss of $8.726 million.

     PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

      (10)(a) The Company's 1993 Long-Term Executive Compensation Plan, as amended.

      (10)(b) Letter setting forth compensatory arrangement for George T. Robson, Senior Vice President and Chief Financial Officer of the Company.

      (27)     Financial Data Schedule.

(b)  Reports on Form 8-K

     The registrant did not file any reports on Form 8-K during the third quarter of fiscal year 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  H&R BLOCK, INC.
                                         --------------------------------
                                                   (Registrant)



DATE    3/15/96                          BY  /s/  George T. Robson
      -----------                          ------------------------------
                                                  George T. Robson
                                               Senior Vice President and
                                                Chief Financial Officer



DATE    3/15/96                          BY  /s/  Ozzie Wenich
      -----------                          ------------------------------
                                                  Ozzie Wenich
                                              Vice President, Finance
                                                  and Treasurer