Form 10-K405
period 1996-04-30
H&R BLOCK INC
filed 1996-07-29
CIK 12659

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended:  April 30, 1996

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from _____________ to _____________

                        Commission File Number:  1-6089

                                H&R BLOCK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Missouri                                             44-0607856
- -------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                               Number)

4400 Main Street, Kansas City, Missouri                         64111
- ---------------------------------------                      ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (816) 753-6900
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
   Title of each class                                  on which registered
   -------------------                                ---------------------

Common Stock, without par value                       New York Stock Exchange
                                                      Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, without par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  No    .
                                               ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on June 1, 1996, was $3,425,760,718.

Number of shares of registrant's Common Stock, without par value, outstanding on June 1, 1996: 103,419,705.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of the registrant's annual report to security holders for the fiscal year ended April 30, 1996, are incorporated herein by reference in response to Part II, Items 5 through 8, inclusive, and certain specified portions of the registrant's definitive proxy statement to be filed within 120 days after April 30, 1996, are incorporated herein by reference in response to Part III, Items 10 through 13, inclusive. A certain specified portion of the annual report on Form 10-K of CompuServe Corporation for the fiscal year ended April 30, 1996, is incorporated herein by reference in response to Part I, Item 1.

                                     PART I

ITEM 1.       BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     H&R Block, Inc. is a diversified services corporation that was organized in 1955 under the laws of the State of Missouri (the "Company"). It is the parent corporation in a two-tier holding company structure following a 1993 corporate restructuring. The second-tier holding company is H&R Block Group, Inc., a Delaware corporation and the direct owner of all of the shares of H&R Block Tax Services, Inc., the Company's primary operating subsidiary involved in the business of income tax return preparation, electronic filing of income tax returns and the performance of other tax related services, as well as all of the shares of Block Financial Corporation, a subsidiary that develops and provides technology-driven financial services. More than 90% of the Company's total revenues from continuing operations are generated by H&R Block Tax Services, Inc. Developments within H&R Block Tax Services, Inc. and Block Financial Corporation during fiscal year 1996 are described in the section below entitled "Description of Business."

     H&R Block Group, Inc. owns slightly in excess of 80% of CompuServe Corporation ("CompuServe") following CompuServe's initial public offering of its common stock in April 1996. Pursuant to such offering, CompuServe sold
18.4 million shares of its common stock to the public at $30.00 per share. The net proceeds of the initial public offering received by CompuServe were $518,819,000. The initial public offering was the initial phase of a complete separation of CompuServe Corporation from the Company first announced in February 1996. The Company has indicated its intent to complete the separation by means of a pro rata distribution of the remaining 74,200,000 shares of CompuServe Corporation stock to shareholders of the Company on or about November 1, 1996, subject to certain conditions, including shareholder approval of the distribution at the 1996 annual meeting of shareholders of the Company and the receipt of a favorable ruling from the Internal Revenue Service ("IRS") as to the tax-free nature of the transaction. In the Company's financial statements for fiscal year

1996, CompuServe's results have been reflected as discontinued operations.

     The description of the business of CompuServe Corporation is contained in the annual report on Form 10-K of CompuServe Corporation for the fiscal year ended April 30, 1996, in the section entitled "Business and Properties," and such description is incorporated herein by reference. A copy of the Form 10-K of CompuServe Corporation will be provided free of charge upon request sent to H&R Block, Inc., 4400 Main Street, Kansas City, Missouri 64111, Attention:
Investor Relations.

     During the year ended April 30, 1996, the Company was not involved in any bankruptcy, receivership or similar proceedings or any material reclassifications, mergers or consolidations and the Company did not acquire or dispose of any material amount of assets otherwise than in the ordinary course of business. See, however, the discussion above concerning the initial public offering by CompuServe Corporation of 18.4 million shares of its common stock in April 1996.

     On May 1, 1995, the Company sold MECA Software, Inc. ("MECA"), a Delaware corporation involved in developing, publishing and marketing personal productivity software products, to Bank of America, N.T. & S.A., and NationsBank, N.A. (Carolinas) for $35 million. The sale resulted in a pretax gain of $12.4 million. MECA's primary product was Managing Your Money(R), computer software designed to assist individuals in managing personal finances. The sale was exclusive of the Company's rights to publish Kiplinger TaxCut(R) and several other software products.

     Thomas M. Bloch resigned as President, Chief Executive Officer and a director of the Company, effective August 5, 1995, in order to pursue non-business alternatives. Richard H. Brown succeeded Thomas Bloch and served as President, Chief Executive Officer and a director of the Company from August 5, 1995, until his resignation from such positions effective June 19, 1996, in order to become chief executive of Cable & Wireless Group p.l.c. in London, England. On June 19, 1996, Frank L. Salizzoni, a director of the Company, was elected its President and Chief Executive Officer and will serve as such on an interim basis until a successor for Mr. Brown is elected. A search committee consisting of three members of the Board of Directors was appointed to assist in the process of selecting a new Chief Executive Officer of the Company.

NUMBER OF EMPLOYEES

     The Company, including its direct and indirect wholly owned subsidiaries, has approximately 1,300 regular full-time employees. The highest number of persons employed by the Company during the fiscal year ended April 30, 1996, including seasonal employees, was approximately 79,000.

DESCRIPTION OF BUSINESS

DIVERSIFIED SERVICES

     The Company provides to the public diversified services that include income tax return preparation, electronic filing and other services related to income tax return preparation, as well as technology-driven financial services.

INCOME TAX RETURN PREPARATION AND RELATED SERVICES

     Generally. The income tax return preparation and related services business is the original core business of the Company. These services are provided to the public through a system of offices operated by the Company or by others to whom the Company has granted franchises. The Company and its franchisees provide income tax return preparation services, electronic filing services and other services relating to income tax return preparation in many parts of the world. For U.S. returns, H&R Block offers a refund anticipation loan service in conjunction with its electronic filing service. H&R Block also markets its knowledge of how to prepare income tax returns through its income tax training schools. As discussed below, H&R Block introduced new products and services to its tax customers during fiscal year 1996.

     Following the end of fiscal year 1996, the Company announced that its tax operations will be divided structurally into three areas, each targeting specific markets and focusing on new products and services and areas for expansion. H&R Block Tax Services, Inc., will focus on tax business operations in the United States. H&R Block Premium, a division of Tax Services, will compete for those clients who typically employ accounting firms to prepare
their tax returns.   H&R Block International will focus on strengthening
current foreign markets, such as Canada and Australia, and identify and develop new ones.

     References in this section to "Tax Services" include H&R Block Tax Services, Inc., and its subsidiaries involved in the income tax return preparation business (including those foreign subsidiaries now operating as a part of H&R Block International). References in this section to "H&R Block" include both Tax Services and its franchisees.

     Taxpayers Served. H&R Block served approximately 17,415,000 taxpayers worldwide during fiscal year 1996, an increase from the 17,060,000 taxpayers served in fiscal year 1995. The number of taxpayers served by H&R Block in the United States alone was approximately 14,800,000. "Taxpayers served" includes taxpayers for whom H&R Block prepared income tax returns as well as taxpayers for whom Block provided only electronic filing services.

     Tax Return Preparation. During the 1996 income tax filing season (January 2 through April 30), H&R Block offices prepared approximately 13,360,000 individual United States income tax returns, compared to the preparation of 12,918,000 such returns in fiscal year 1995. These U.S. returns constituted about 12% of an IRS estimate of total U.S. individual income tax returns filed during fiscal year 1996. The following table shows the approximate number of U.S. income tax returns prepared at H&R Block offices during the last five tax filing seasons:

                           Tax Season Ended April 30
                                 (in thousands)

                    1992   1993     1994    1995    1996
                    ----   ----     ----    ----    ----
Returns Prepared    12,973 12,968   13,036  12,918  13,360

     During the tax season, most H&R Block offices are open from 9:00 a.m. to 9:00 p.m. weekdays and from 9:00 a.m. to 5:00 p.m. Saturdays and Sundays. Office hours are often extended during peak periods. Most tax preparation business is transacted on a cash basis. The procedures of Tax Services have been developed so that a customer's tax return is prepared in his or her presence, in most instances in less than one hour, on the basis of information furnished by the customer. In all company-owned offices and most franchised offices, tax returns are prepared with the assistance of a computer. After the customer's return has been initially prepared, he or she is advised of the amount of his or her tax due or refund. The return, however, is retained and reviewed for accuracy. After completion of this review and after copies of the return have been made, the return is presented to the customer for signature and filing. These post-preparation procedures must be modified somewhat for customers who desire to have their returns electronically filed (see "Electronic Filing," below).

     If an H&R Block preparer makes an error in the preparation of a customer's tax return that results in the assessment of any interest or penalties on additional taxes due, while H&R Block does not assume the liability for the additional taxes (except under its "Peace of Mind" Program described under "New Products and Services," below), it guarantees payment of the interest and penalties.

     H&R Block Premium. In addition to its regular offices, H&R Block offers tax return preparation services at H&R Block Premium offices in the United States and Canada. Appealing to taxpayers with more complicated returns, H&R Block Premium, formerly known as Executive Tax Service, stresses the convenience of appointments, year-round tax service from the same preparer and private office interviews. The number of H&R Block Premium offices increased from 528 in fiscal year 1995 to 576 in 1996. In fiscal 1996, the number of H&R Block Premium clients increased to approximately 643,200, compared to approximately 552,800 in 1995. The Company plans to continue to expand the H&R Block Premium segment of its tax return preparation business.

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

     An eligible electronic filing customer may also apply for a refund anticipation loan ("RAL") at an H&R Block office. Under the 1996 RAL program, Tax Services' electronic filing customers who meet certain eligibility criteria are offered the opportunity to apply for loans from Beneficial National Bank in amounts based upon the customer's anticipated federal income tax refunds. Income tax return information is simultaneously transmitted by H&R Block to the IRS and the lending bank. Within a few days after the date of filing, a check in the amount of the loan, less the bank's transaction fee and H&R Block's tax return preparation fee and electronic filing fee, is received by the RAL customer. The IRS then directly deposits the participating customer's actual federal income tax refund into a designated account at the bank in order for the loan to be repaid.

     Tax Services and its franchisees filed approximately 6,298,000 U.S. tax returns electronically in 1996, compared to 5,941,000 in fiscal 1995 and 7,538,000 in fiscal 1994. Approximately 2,361,000 refund anticipation loans were processed in 1996 by H&R Block, compared to 2,325,000 in fiscal 1995 and 5,554,000 in 1994.

     In 1996, H&R Block offered a service to transmit state income tax returns electronically to state tax authorities in 33 states (compared to 28 states in fiscal 1995) and plans to continue to expand this program as more states make this filing alternative available to their taxpayers.

     Income Tax Courses. H&R Block offers to the public income tax return preparation courses that teach taxpayers how to prepare their own income tax returns, as well as provide Tax Services with a source of trained income tax return preparers. During the 1996 fiscal year, 123,159 students enrolled in H&R Block's basic and advanced income tax courses, compared to 118,316 students during fiscal year 1995.

     New Products and Services. In fiscal year 1996, H&R Block introduced five new products and services. Under the "Peace of Mind" Program, customers are essentially offered an extended warranty with respect to their tax returns. In addition to the Company's standard guarantee to pay penalty and interest attributable to errors made by an H&R Block preparer, under the Peace of Mind Program, the Company agrees to pay any additional taxes owed by the customer (for which liability would not ordinarily accrue) resulting from such errors, from tax law changes or from revised interpretations of Treasury Regulations. The Company also offered "Block at Home," an in-home tax preparation service for those customers who prefer both convenience and privacy, and the Last Will and Testament Kit, a simple, self-service instrument. "BlockCheck" was a new service aimed at self-preparers desiring a second opinion about their tax returns. Finally, "Block Value Club," a consumer-friendly packaging of new services, was offered during fiscal year 1996. For a single, low fee, Value Club members received a discount on tax return preparation fees, personal copy and faxing services, a CompuServe trial membership, a discount on the H&R Block income tax return preparation course and travel discounts.

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

     In fiscal year 1996, H&R Block also operated 910 offices in department stores, including 765 offices in Sears, Roebuck & Co. stores operated as "Sears Income Tax Service by H&R Block." During the 1996 tax season, the Sears' facilities constituted approximately 7.9% of the tax office locations of H&R Block. Tax Services is a party to a license agreement with Sears under which Tax Services will continue to operate in Sears locations throughout the United States. Such license agreement expires on December 31, 2004. Tax Services believes its relations with Sears to be excellent and that both parties to the license arrangement view the operations thereunder to date as satisfactory.

     On April 15, 1996, there were 9,678 H&R Block offices in operation principally in all 50 states, the District of Columbia, Canada, Australia and Europe, compared to 9,703 offices in operation on April 15, 1995. Of the 9,678 offices, 4,738 were owned and operated by Tax Services and 4,940 were owned and operated by independent franchisees. Of such franchised offices, 3,341 were owned and operated by "satellite" franchisees of Tax Services (described below), 925 were owned and operated by "major" franchisees (described below) and 674 were owned and operated by satellite franchisees of major franchisees. In the United States alone, H&R Block operated 8,308 offices.

     Two types of franchises have principally been granted by the Company and its subsidiaries. "Major" franchisees entered into agreements with the Company (primarily in the Company's early years) covering larger cities and counties and providing for the payment of franchise royalties based upon a percentage of gross revenues of their offices. Under the agreements, the Company granted to each franchisee the right to the use of the name "H&R Block" and provided a Policy and Procedure Manual and other supervisory services. Tax Services offers to sell furniture, signs, advertising materials, office equipment and supplies to major franchisees. Each major franchisee selects and trains the employees for his or her office or offices. Since March 1993, HRB Royalty, Inc., a wholly-owned subsidiary of Tax Services, has served as the franchisor under the major franchise agreements.

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

     From time to time, Tax Services has acquired the operations of existing franchisees and competing tax return preparation businesses and it will continue to do so if future conditions warrant such acquisitions and satisfactory terms can be negotiated.

     In December 1995, Tax Services purchased the assets of Nationwide Income Tax Service Company, headquartered in Dearborn, Michigan. Nationwide operated eight company-owned offices and franchised 30 other locations, primarily in the Detroit metropolitan area.

     After the conclusion of fiscal year 1996, the Company acquired Bay Colony, Ltd., a major franchise serving central and eastern Virginia and the northeast corner of North Carolina through 145 offices and 33 satellite offices.

     International Operations. H&R Block prepares U.S. income tax returns in other countries, Canadian tax returns in Canada and Australian tax returns in Australia. The returns prepared at offices in countries outside of the United States constituted 16.4% of the total returns prepared by H&R Block in the last fiscal year.

     H&R Block also offered the electronic filing of U.S. income tax returns at franchised offices located in Europe and the electronic filing of Australian and Canadian income tax returns at H&R Block offices in Australia and Canada, respectively.

     Canadian Operations. H&R Block Canada, Inc., a Tax Services' subsidiary, and its franchisees prepared approximately 2,223,000 Canadian returns filed with Revenue Canada during the 1996 income tax filing season, compared with 2,141,000 Canadian returns prepared in the previous year. The number of offices operated by H&R Block in Canada decreased from 1,054 in fiscal year 1995 to 1,016 in fiscal year 1996.

     The Company and its franchisees offer a refund discount ("Cash Back") program to their customers in Canada. The procedures which H&R Block must follow in conducting the program are specified by Canadian law. In accordance with current Canadian regulations, if a customer's tax return indicates that such customer is entitled to a tax refund, a check is issued by H&R Block to the customer for an amount which is equal to the sum of (1) 85% of that portion of the anticipated refund which is less than or equal to $300 and (2) 95% of that portion of the refund in excess of $300. The customer assigns to H&R Block the full amount of the tax refund to be issued by Revenue Canada. The refund check is then sent by Revenue Canada directly to H&R Block and deposited by H&R Block in its bank account. In accordance with the law, the discount is deemed to include both the tax return preparation fee and the fee for tax refund discounting. This program is financed by short-term borrowing. The number of returns discounted under the Cash Back program increased to approximately 681,000 in fiscal year 1996 from 629,000 in fiscal year 1995.

     Australian Operations.     The number of returns prepared by H&R Block
Limited, the Company's subsidiary in Australia, and by franchisees in Australia, increased to approximately 389,000 in fiscal year 1996 from 362,000 in fiscal year 1995. The number of offices operated by H&R Block in fiscal year 1996 was 297, compared to 293 offices operated in fiscal 1995. The tax season in Australia begins in July and ends in October.

TECHNOLOGY-DRIVEN AND OTHER SERVICES

     Generally. Block Financial Corporation ("BFC") is involved in the following businesses:

     (1) financial services delivered by technology and financial service delivery technology;

     (2) financial services associated with Tax Services and its typical customer; and

     (3) software.

     BFC developed the CONDUCTOR(R) service, a technology that delivers financial services online through existing commercial online services, the Internet or directly through leased networks. CONDUCTOR provides a national online electronic credit card statement that provides the cardholder with access to transaction records and credit availability and the ability to download transactions from the Internet into a personal financial software program. A similar service that allows cardholders access online is offered on CompuServe's information service. Through alliances formed by BFC with various financial services providers, CONDUCTOR subscribers will use the service for electronic bill payment and discounted brokerage services, and to review other financial account statements. Financial institutions will use the system to communicate directly with their customers.

     In excess of 113,400 CompuServe Visa credit cards were issued by the end of fiscal year 1996, compared to 88,600 accounts at the end of fiscal 1995. Such cards are issued under a co-branding agreement between BFC and Columbus Bank and Trust Company, Columbus, Georgia. The portfolio for such card increased from approximately $107 million at the end of fiscal year 1995 to
more than $162 million by the end of fiscal year 1996.    BFC introduced the
WebCard(SM) Visa in January 1996, focusing its marketing efforts toward Internet/World Wide Web users. The number of WebCard accounts at year end was approximately 6,000. During fiscal year 1996, BFC sold approximately 19,000 H&R Block branded bank card accounts with $17 million in outstanding balances.

     BFC has developed a nonconforming mortgage origination and funding operation in which fixed and adjustable rate mortgages, including purchase money first mortgages, refinance first mortgages and second mortgages are offered to the public. Nonconforming mortgages are those that may not be offered through government-sponsored loan agencies. The loans are processed and serviced by third-party service providers. At present, BFC offers mortgages through brokers and through a few H&R Block franchisees. BFC plans to expand this business, including offering these products through Tax Service's network of company-owned offices.

     BFC offers to franchisees of Tax Services lines of credit with reasonable interest rates under a program designed to better enable the franchisees to refinance existing business debt, expand or renovate offices or meet off-season cash flow needs. A franchise equity loan is a revolving line of credit secured by the H&R Block franchise and the underlying business.

     BFC's software business develops and markets the Kiplinger TaxCut(R) tax preparation software package, as well as markets the Kiplinger Home Legal Advisor(SM) and Kiplinger Small Business Attorney(SM) software products. In May 1995, BFC sold MECA Software, Inc., the publisher of the Managing Your Money(R) personal finance software.

SEASONALITY OF BUSINESS

     Since most of the customers of Tax Services file their tax returns during the period from January through April of each year, substantially all of Tax Services' revenues from income tax return preparation, related services and franchise royalties are received during this period. As a result, Tax Services operates at a loss through the first nine months of its fiscal year. Historically, such losses primarily reflect payroll of year-round personnel, training of income tax preparers, rental and furnishing of tax offices, and other costs and expenses relating to preparation for the following tax season. BFC's income tax return preparation software business is also seasonal, with the substantial portion of its revenues from this business generated during the tax season.

SERVICE MARKS AND TRADEMARKS

       HRB Royalty, Inc., a Delaware corporation and a wholly-owned subsidiary of Tax Services, claims ownership of the following service marks and trademark registered on the principal register of the United States Patent and Trademark
Office:

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

       BFC claims ownership of the following service mark and trademark registered on the principal register of the United States Patent and Trademark
Office:

                      CONDUCTOR
                      TaxCut

       In addition, BFC claims ownership of the following unregistered service marks:

              B and Design                               Small Business Attorney
              Block Financial                            Web
              Block Financial and Design                 WebAccount
              CONDUCTOR and Design                       WebBank
              CONDUCTOR Card Review                      WebBroker
              CONDUCTOR.COM                              WebBuyer
              DittoCard                                  WebCard
              FINANCIAL FINDER                           WebCheck
              FINANCIAL CONDUCTOR                        WebChecking
              Home Legal Advisor                         WebPay
              NetGuard                                   WebQuote

COMPETITIVE CONDITIONS

       The tax return preparation and electronic filing business is highly competitive. Tax Services considers its primary source of tax return preparation competition to be the individual who prepares his own tax return. In addition, there are a substantial number of tax return preparation firms. Many of these firms and many firms not otherwise in the tax return preparation business are involved in providing electronic filing and refund anticipation loan services to the public. Commercial tax return preparers and electronic filers are highly competitive with regard to price, service and reputation for quality. Tax Services believes that in terms of the number of offices and tax returns prepared it is the largest tax return preparation firm in the United States. Tax Services also believes that in terms of the number of offices and tax returns electronically filed in fiscal year 1996, it is the largest provider of electronic filing services in the United States.

       The financial services, online financial services delivery technology and software businesses are highly competitive and consist of a large number of companies. In the software industry, Intuit, Inc. is a dominant supplier of personal financial software. In the other businesses in which BFC competes, no single supplier can be considered to occupy a dominant position.

ITEM 2.       PROPERTIES.

       The executive offices of both the Company and Tax Services are located at 4400 Main Street, Kansas City, Missouri, in a multi-level building owned by Tax Services. The building was constructed in 1963, expanded in 1965, 1973 and 1981, and again expanded with the completion of a four-story addition during fiscal year 1996. Most other offices of Tax Services (except those in department stores) are operated in premises held under short-term leases providing fixed monthly rentals, usually with renewal options.

       BFC's executive offices are located in leased offices at 4435 Main Street, Kansas City, Missouri.

ITEM 3.       LEGAL PROCEEDINGS.

       Following the end of fiscal year 1996, CompuServe Corporation and the Company were each served with a Summons and Class Action Complaint in a case entitled Greenfield v. CompuServe Corporation, et al. and filed in the Court of Common Pleas, Franklin County, Ohio. Also following the end of fiscal year 1996, a Class Action Complaint for Violations of Federal Securities Laws was filed in the United States District Court for the Southern District of Ohio in a case entitled Romine v. CompuServe Corporation, et al. Directors and certain executive officers of CompuServe at the time of the initial public offering of CompuServe common stock in April 1996 are additional named defendants in these actions. The Complaints allege violations of the Securities Act of 1933, the Ohio Securities Code and common law. The defendants intend to vigorously defend the litigation.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended April 30, 1996.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

       The names, ages and principal occupations (for the past five years) of the executive officers of the Company, each of whom has been elected to serve at the discretion of the Board of Directors of the Company, are:

       Name and age                                              Office(s)
       ------------                                              ---------
Henry W. Bloch (73)                        Chairman of the Board since August 1992; Chairman of the Board and
                                           Chief Executive Officer from August 1989 through July 1992; Member of the Board of Directors since 1955.

Richard H. Brown (49)1                     President and Chief Executive Officer since August 1995; Member of the Board of Directors since August 1995. See Note 1.

George T. Robson (49)                      Senior Vice President and Chief Financial Officer since January 1996;
                                           Treasurer since June 1, 1996; See Note 2.

William P. Anderson (47)                   President of Block Financial Corporation since May 1992; Senior Vice
                                           President and Chief Financial Officer from September 1994 until September
                                           1995; Vice President, Corporate Development and Chief Financial Officer from
                                           August 1992 until September 1994; Vice President, Corporate Development from
                                           December 1991 until August 1992; See Note 3.

Ozzie Wenich (53)                          President, H&R Block International, since June 1, 1996; Vice President, Finance and Treasurer from October 1994 through May 1996; Vice President, Corporate Controller and Treasurer from March 1994 until October 1994; Vice President and Corporate
                                           Controller from September 1985 until March 1994.

Thomas L. Zimmerman (46)                   President, H&R Block Tax Services, Inc., since June 1, 1996; Executive Vice President,
                                           Field Operations, H&R Block Tax Services, Inc. from May 1994 through May 1996; Senior
                                           Vice President, Central Tax Services,

       Name and age                                              Office(s)
       ------------                                              ---------
                                           H&R Block Tax Services, Inc., from April 1993 through April 1994; Vice President,
                                           Director of Central Tax Operations, H&R Block, Inc., from May 1992 through March
                                           1993; Regional Director, H&R Block, Inc., from 1979 through April 1992.

Robert A. Weinberger (52)                  Vice President, Government Relations, since March 18, 1996.  See Note 4.

Cheryl L. Givens (30)                      Assistant Vice President and Corporate Controller since June 1, 1996;  Corporate
                                           Accounting Manager from May 1994 through May 1996; Special Projects Accountant from
                                           March 1993 through April 1994.  See Note 5.

Note 1: Mr. Brown resigned as President, Chief Executive Officer and a director of the corporation effective June 19, 1996, upon acceptance of such resignation by the Board of Directors that day. In addition to accepting Mr. Brown's resignation, the Board of Directors, at its meeting on June 19, 1996, elected Frank L. Salizzoni as President and Chief Executive Officer, effective immediately.

              Mr. Brown served as Vice Chairman of Ameritech Corporation from 1993 until August 1995 and as President and Chief Executive Officer of Illinois Bell Telephone Co., a subsidiary of Ameritech Corporation, from 1990 until 1993.

              Mr. Salizzoni, age 58, has been a director of the Company since 1988. He was President and Chief Operating Officer of USAir Group, Inc. and USAir, Inc. from March 1994 to April 1996 and Executive Vice President - Finance, USAir, Inc. from 1990 until March 1994.

Note 2: Mr. Robson was Senior Vice President of Unisys Corporation from April 1991 until January 1996 and Chief Financial Officer of such corporation from 1990 until January 1996.

Note 3: Mr. Anderson was a partner in KPMG Peat Marwick, accounting firm, from 1984 until December 1991, in Atlanta, Georgia, serving in various capacities, including responsibility for the firm's national corporate finance consulting practice.

Note 4: Mr. Weinberger was Director, Washington Affairs, Unilever United States, Inc., from February 1991 until April 1995.

Note 5: Ms. Givens was Senior Auditor, Price Waterhouse, from July 1991 until March 1993.

                                    PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

       The information called for by this item is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1996, under the heading "Common Stock Data," and is hereby incorporated by reference. The Company's Common Stock is traded principally on the New York Stock Exchange. The Company's Common Stock is also traded on the Pacific Stock Exchange. On June 10, 1996, there were 35,634 stockholders of the Company.

ITEM 6.       SELECTED FINANCIAL DATA.

       The information called for by this item is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1996, under the heading "Selected Financial Data," and is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The information called for by this item is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1996, under the heading "Management's Discussion and Analysis," and is hereby incorporated by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The information called for by this item and listed at Item 14(a)1 is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1996, and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       There has been no change in the registrant's accountants during the two most recent fiscal years or any subsequent interim time period.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information called for by this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after April 30, 1996, in the section titled "Election of Directors" and in Item 4a of Part I of this report, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

       The information called for by this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after April 30, 1996, in the sections entitled "Directors' Meetings, Compensation and Committees" and "Compensation of Executive Officers," and is incorporated herein by reference, except that information contained in the section entitled "Compensation of Executive Officers" under the subtitles "Performance Graph" and "Compensation Committee Report on Executive Compensation" is not incorporated herein by reference and is not to be deemed "filed" as part of this filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

       The information called for by this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after April 30, 1996, in the section titled "Election of Directors" and in the section titled "Information Regarding Security Holders," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information called for by this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after April 30, 1996, in the section titled "Election of Directors," and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

       (a)    1.      Financial Statements

                      The following consolidated financial statements of H&R Block, Inc., and subsidiaries are incorporated by reference from the Company's annual report to security holders for the year ended April 30, 1996:

                                                                    Page
                                                                    ----
                      Consolidated Statements of Earnings            20
                      Consolidated Balance Sheets                    21
                      Consolidated Statements of Cash Flows          22
                      Notes to Consolidated Financial Statements     23
                      Quarterly Financial Data                       31
                      Independent Auditors' Report                   32

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

              3(b) Bylaws of H&R Block, Inc., as amended, filed as Exhibit 3(b) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, are incorporated herein by reference.

              4(a) Conformed copy of Rights Agreement dated as of July 14, 1988 between H&R Block, Inc., and Centerre Trust Company of St. Louis, filed on August 9, 1993 as Exhibit 4(c) to the Company's Registration Statement on Form S-8 (File No. 33-67170), is incorporated herein by reference.

              4(b) Copy of Amendment to Rights Agreement dated as of May 9, 1990 between H&R Block, Inc. and Boatmen's Trust Company, filed as Exhibit 4(b) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, is incorporated by reference.

              4(c) Copy of Second Amendment to Rights Agreement dated September 11, 1991 between H&R Block, Inc. and Boatmen's Trust Company, filed as Exhibit 4(c) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, is incorporated by reference.

           4(d) Copy of Third Amendment to Rights Agreement dated May 10, 1995 between H&R Block, Inc. and Boatmen's Trust Company, filed as Exhibit 4(d) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, is incorporated by reference.

           4(e) Form of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(e) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, is incorporated by reference.

           4(f) Form of Certificate of Designation, Preferences and Rights of Delayed Convertible Preferred Stock of H&R Block, Inc., filed as Exhibit 4(f) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, is incorporated by reference.

          10(a) The Company's 1984 Long-Term Executive Compensation Plan, as amended (terminated as of September 8, 1993, except with respect to awards then outstanding thereunder), filed as Exhibit 28(a) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1991, is incorporated herein by reference.

          10(b) The Company's 1993 Long-Term Executive Compensation Plan, as amended, filed as Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1996, is incorporated herein by reference.

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

          10(f) Amendment No. 6 to H&R Block Deferred Compensation Plan for Executives, filed as Exhibit 10(b) to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1995, is incorporated herein by reference.

          10(g) The H&R Block Supplemental Deferred Compensation Plan for Executives, filed as Exhibit 10(f) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, is incorporated herein by reference.

          10(h) Amendment No. 1 to H&R Block Supplemental Deferred Compensation Plan for Executives, filed as Exhibit
                      10(a) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1994, is incorporated herein by reference.

          10(i) Amendment No. 2 to H&R Block Supplemental Deferred Compensation Plan for Executives, filed as Exhibit
                      10(c) to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1995, is incorporated herein by reference.

          10(j) The Amended and Restated H&R Block, Inc. Retirement Plan for Non-Employee Directors, filed as Exhibit 10(h) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, is incorporated herein by reference.

          10(k) The Company's 1989 Stock Option Plan for Outside Directors, as amended, filed as Exhibit 28(b) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1991, is incorporated herein by reference.

          10(l) Executive Employment Agreement between the Company and Richard H. Brown, filed as Exhibit 10(d) to the
                      Company's quarterly report on Form 10-Q for the quarter ended July 31, 1995, is incorporated herein by reference.

          10(m) Restricted Shares Agreement dated August 5, 1995, between the Company and Richard H. Brown, filed as Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1995, is incorporated by reference.

          10(n) Letter dated December 20, 1995, setting forth the compensatory arrangement for George T. Robson, Senior Vice President, Chief Financial Officer and Treasurer of the Company, filed as Exhibit 10(b) to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1996, is incorporated by reference.

          10(o) Letter dated June 18, 1996, revising the compensatory arrangement for George T. Robson, Senior Vice Presi-dent, Chief Financial Officer and Treasurer of the Company.

              11      Statement re Computation of Per Share Earnings.

              13 Those portions of the annual report to security holders for the fiscal year ended April 30, 1996 which are expressly incorporated by reference in this filing.

              21      Subsidiaries of the Company.

              23 The consent of Deloitte & Touche LLP, Certified Public Accountants, is located immediately after the signature pages contained in this filing.

              27      Financial Data Schedule.

       (b)    Reports on Form 8-K.

              The Company did not file any current reports on Form 8-K during the fourth quarter of the year ended April 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  H&R BLOCK, INC.


     June 19, 1996                                By /s/ Richard H. Brown
                                                     ---------------------------
                                                     Richard H. Brown, President
                                                     and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

           Signature                             Title
           ---------                             -----

/s/ Richard H. Brown                       President, Chief
- -------------------------------            Executive Officer and
Richard H. Brown                           Director (principal executive
                                           officer)

/s/ G. Kenneth Baum                        Director
- -------------------------------
G. Kenneth Baum


/s/ Henry W. Bloch                         Director
- -------------------------------
Henry W. Bloch


                                           Director
- -------------------------------
Robert E. Davis


/s/ Donna R. Ecton                         Director
- -------------------------------
Donna R. Ecton


/s/ Henry F. Frigon                        Director
- -------------------------------
Henry F. Frigon


/s/ Roger W. Hale                          Director
- -------------------------------
Roger W. Hale

                      (Signed as to each on June 19, 1996)

           Signature                             Title
           ---------                             -----

/s/ Marvin L. Rich                         Director
- -------------------------------
Marvin L. Rich


/s/ Frank L. Salizzoni                     Director
- -------------------------------
Frank L. Salizzoni


/s/ Morton I. Sosland                      Director
- -------------------------------
Morton I. Sosland


/s/ George T. Robson                       Senior Vice President,
- -------------------------------            Chief Financial Officer
George T. Robson                           and Treasurer (principal financial
                                           officer)


/s/ Cheryl L. Givens                       Assistant Vice President
- -------------------------------            and Corporate Controller
Cheryl L. Givens                           (principal accounting officer)


                      (Signed as to each on June 19, 1996)

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Post-Effective Amendment No. 4 to Registration Statement No. 33-185 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issued under the 1984 Long-Term Executive Compensation Plan) on Form S-8, Registration Statement No. 33-33889 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issuable under the 1989 Stock Option Plan for Outside Directors) on Form S-8, Registration Statement No. 33-54985 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issued under the 1993 Long-Term Executive Compensation Plan) on Form S-8 and Registration Statement No. 33-64147 of H&R Block, Inc. and subsidiaries (relating to shares of Delayed Convertible Preferred Stock issuable under the Spry, Inc. 1995 Stock Option Plan) on Form S-8 of our reports dated June 18, 1996, appearing in and incorporated by reference in this Annual Report on Form 10-K of H&R Block, Inc. and subsidiaries for the year ended April 30, 1996.




/s/ Deloitte & Touche LLP

Kansas City, Missouri
July 26, 1996

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
H&R Block, Inc.
Kansas City, Missouri

We have audited the consolidated financial statements of H&R Block, Inc. and subsidiaries as of April 30, 1996 and 1995 and for each of the three years in the period ended April 30, 1996, and have issued our report thereon dated June 18, 1996; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of H&R Block, Inc. and subsidiaries, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Kansas City, Missouri
June 18, 1996

                                H&R BLOCK, INC.
                                AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED APRIL 30, 1996, 1995 AND 1994



                                                 Additions
                                           -----------------------
                                           Charged
                            Balance        to Costs      Charged                             Balance
                           Beginning         and            to                                at End
     Description           of Period       Expenses        Other          Deductions         of Period
- ----------------------     ---------       ---------     --------         ----------         ---------
Allowance for Doubtful
Accounts-deducted from
accounts receivable in
the balance sheet

            1996           $ 7,274,000     $20,100,000   $   -            $22,955,000        $ 4,419,000
                           ===========     ===========   ========         ===========        ===========

            1995           $12,744,000     $13,619,000   $   -            $19,089,000        $ 7,274,000
                           ===========     ===========   ========         ===========        ===========

            1994           $12,000,000     $24,977,000   $   -            $24,233,000        $12,744,000
                           ===========     ===========   ========         ===========        ===========
