Form 10-Q
period 1996-07-31
H&R BLOCK INC
filed 1996-09-16
CIK 12659

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996

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

The number of shares outstanding of the registrant's Common Stock, without par value, at August 31, 1996 was 103,997,246 shares.





                                                         TABLE OF CONTENTS



                                                                                                                     Page
                                                                                                                     ----
PART I         Financial Information

               Consolidated Balance Sheets
                  July 31, 1996 and April 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

               Consolidated Statements of Operations
                  Three Months Ended July 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

               Consolidated Statements of Cash Flows
                  Three Months Ended July 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

               Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

               Management's Discussion and Analysis of Financial
                  Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

PART II        Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

                                H&R BLOCK, INC.
                          CONSOLIDATED BALANCE SHEETS
             Unaudited, amounts in thousands, except share amounts


                                                                                    JULY 31,            APRIL 30,
                                                                                      1996                1996
                                                                                      ----                ----
                                       ASSETS
      CURRENT ASSETS
          Cash (including certificates of deposit of $66,915 and $22,093)        $     151,155        $    339,055
          Marketable securities                                                        293,716             389,557
          Receivables, less allowance for doubtful accounts                            357,040             333,734
          Prepaids and other current assets                                             62,804              59,912
                                                                                 -------------        ------------
              TOTAL CURRENT ASSETS                                                     864,715           1,122,258

      INVESTMENTS AND OTHER ASSETS
          Investments in marketable securities                                          18,313              17,081
          Excess of cost over fair value of net tangible assets acquired, net           77,485              61,141
          Deferred subscriber acquisition costs, net                                   104,438              96,636
          Other                                                                         61,803              59,201
                                                                                 -------------        ------------
                                                                                       262,039             234,059
      PROPERTY AND EQUIPMENT, at cost less accumulated
          depreciation and amortization                                                435,076             399,574
                                                                                 -------------        ------------
                                                                                 $   1,561,830        $  1,755,891
                                                                                 =============        ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
          Notes payable                                                          $     112,109        $     72,651
          Accounts payable, accrued expenses and deposits                              166,645             201,320
          Accrued salaries, wages and payroll taxes                                     22,214             109,870
          Accrued taxes on earnings                                                     43,438              94,406
                                                                                 -------------        ------------
              TOTAL CURRENT LIABILITIES                                                344,406             478,247

      DEFERRED INCOME TAXES                                                             52,024              46,700


      OTHER NONCURRENT LIABILITIES                                                      40,334              38,222

      MINORITY INTEREST                                                                147,245             153,129

      CONTINGENCIES

      STOCKHOLDERS' EQUITY
          Common stock, no par, stated value $.01 per share                              1,089               1,089
          Convertible preferred stock, no par, stated value $.01 per share                   4                   4
          Additional paid-in capital                                                   503,094             504,694
          Retained earnings                                                            664,372             747,212
                                                                                 -------------        ------------
                                                                                     1,168,559           1,252,999
          Less cost of 4,966,960 and 5,556,097 shares of common stock
              in treasury                                                              190,738             213,406
                                                                                 -------------        ------------
                                                                                       977,821           1,039,593
                                                                                 -------------        ------------
                                                                                 $   1,561,830        $  1,755,891
                                                                                 =============        ============

                See Notes to Consolidated Financial Statements.

                                H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           Unaudited, amounts in thousands, except per share amounts


                                                                                         THREE MONTHS ENDED
                                                                                         ------------------
                                                                                              JULY 31,
                                                                                              --------
                                                                                       1996               1995
                                                                                       ----               ----
       REVENUES
           Service revenues                                                       $    223,713        $   199,347
           Franchise royalties                                                           1,817              1,395
           Other revenues                                                                1,728                620
                                                                                  ------------        -----------
                                                                                       227,258            201,362
                                                                                  ------------        -----------
       OPERATING EXPENSES
           Employee compensation and benefits                                           68,323             54,904
           Occupancy and equipment                                                     124,730             81,511
           Marketing and advertising                                                    31,601              3,577
           Supplies, freight and postage                                                10,207             15,211
           Other                                                                        93,428             54,428
                                                                                  ------------        -----------
                                                                                       328,289            209,631
                                                                                  ------------        -----------

       Operating loss                                                                 (101,031)            (8,269)

       OTHER INCOME
           Investment income                                                             7,074              4,307
           Other                                                                         -                 12,445
                                                                                  ------------        -----------
                                                                                         7,074             16,752
                                                                                  ------------        -----------

       Earnings (loss) before income taxes and minority interest                       (93,957)             8,483

       Income tax expense (benefit)                                                    (35,846)             3,257
                                                                                  ------------        -----------
       Net earnings (loss) before minority interest                                    (58,111)             5,226

       Minority interest in consolidated subsidiary                                     (5,885)             -
                                                                                  ------------        -----------
       Net earnings (loss)                                                        $    (52,226)       $     5,226
                                                                                  ============        ===========


       Weighted average number of shares outstanding                                   103,823            107,103
                                                                                  ============        ===========
       Net earnings (loss) per share                                              $       (.50)       $       .05
                                                                                  ============        ===========
       Dividends per share                                                        $        .32        $     .3125
                                                                                  ============        ===========




                See Notes to Consolidated Financial Statements.

                                H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Unaudited, amounts in thousands

                                                                                         THREE MONTHS ENDED
                                                                                         ------------------
                                                                                              JULY 31,
                                                                                              --------
                                                                                       1996               1995
                                                                                       ----               ----
       CASH FLOWS FROM OPERATING ACTIVITIES
          Net earnings (loss)                                                     $    (52,226)       $     5,226
          Adjustments to reconcile net earnings (loss) to net cash
             used in operating activities:
             Depreciation and amortization                                              37,588             27,563
             Amortization of deferred subscriber acquisition costs                      19,013              -
             Gain on sale of subsidiaries                                                -                (12,445)
             Deferred subscriber acquisition costs                                     (26,815)             -
             Provision for deferred taxes                                                5,256              2,734
             Other noncurrent liabilities                                                2,112              2,090
             Minority interest                                                          (5,885)             -
             Changes in:
                Receivables                                                            (23,306)            (3,888)
                Prepaid expenses                                                        (2,825)           (15,940)
                Accounts payable, accrued expenses and deposits                        (35,719)           (24,887)
                Accrued salaries, wages and payroll taxes                              (87,656)           (52,794)
                Accrued taxes on earnings                                              (53,420)           (32,887)
                                                                                  ------------        -----------
          NET CASH USED IN OPERATING ACTIVITIES                                       (223,883)          (105,228)
                                                                                  ------------        -----------
       CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of marketable securities                                          (641,688)          (287,390)
          Maturities of marketable securities                                          742,794            393,821
          Purchases of property and equipment                                          (66,108)           (46,013)
          Excess of cost over fair value of net tangible assets acquired, net
             of cash acquired                                                           (2,226)              (216)
          Proceeds from sale of subsidiary                                               -                 35,000
          Other, net                                                                    (5,014)            (6,563)
                                                                                  ------------        -----------
          NET CASH PROVIDED BY INVESTING ACTIVITIES                                     27,758             88,639
                                                                                  ------------        -----------
       CASH FLOWS FROM FINANCING ACTIVITIES
          Repayments of notes payable                                               (1,298,813)          (309,547)
          Proceeds from issuance of notes payable                                    1,338,271            303,995
          Dividends paid                                                               (33,095)           (32,767)
          Proceeds from stock options exercised                                          1,862              3,297
                                                                                  ------------        -----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            8,225            (35,022)
                                                                                  ------------        -----------
       NET DECREASE IN CASH                                                           (187,900)           (51,611)
       CASH AT BEGINNING OF PERIOD                                                     339,055             90,248
                                                                                  ------------        -----------
       CASH AT END OF PERIOD                                                      $    151,155        $    38,637
                                                                                  ============        ===========

       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
          Income taxes paid                                                       $     12,319        $    33,408
          Interest paid                                                                  1,343                840



                See Notes to Consolidated Financial Statements.

                                H&R BLOCK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Unaudited, dollars in thousands, except share data



1. The Consolidated Balance Sheet as of July 31, 1996, the Consolidated Statements of Operations for the three months ended July 31, 1996 and 1995 and the Consolidated Statements of Cash Flows for the three months ended July 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1996 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1996 Annual Report to Shareholders.

      Certain reclassifications have been made to prior period amounts to conform to current period presentation and to reflect the reclassification of CompuServe Corporation's operations as described in
      Note 3.

      Operating revenues are seasonal in nature with peak revenues occurring in the months January through April. Thus, the three month results are not indicative of results to be expected for the year.

2. Included in other expenses for the three months ended July 31, 1996 is a charge totaling $17,713 recorded by the Computer Services segment. This charge relates to the estimated loss on the potential sale or other disposition of certain assets and business operations of a corporate computer software group; the consolidation of certain U.S.-based staff functions and office facilities; the renegotiation of certain third-party customer service agreements; and the write-off of certain obsolete software costs for billing and customer service systems.

3. On July 16, 1996, the Company's Board of Directors approved a plan to spin-off the Company's remaining ownership interest of approximately 80.1% in CompuServe Corporation ("CompuServe") on or about November 1, 1996. The spin-off was subject to, among other things, shareholder approval at the Company's annual meeting on September 11, 1996 and a favorable ruling from the Internal Revenue Service as to the tax-free nature of the distribution.

      On August 28, 1996, the Company's Board of Directors decided not to present the proposed spin-off to shareholders at the September 1996 annual meeting. This decision was based, in part, on CompuServe's reported first quarter and projected second quarter losses, market uncertainties related to the online industry and the planned September introduction of new interfaces for CompuServe Information Service and WOW! As a result of this action, the accompanying balance sheet as of April 30, 1996 has been reclassified to include CompuServe's net assets as continuing operations.

4. During the quarter ended July 31, 1996, the net unrealized holding gain on available-for-sale securities decreased $323 to $846.

5. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

6. Net earnings (loss) per common share is based on the weighted average number of shares outstanding during each period, including, where applicable, the dilutive effect of stock options and convertible preferred stock outstanding. The weighted average shares outstanding for the first quarter of fiscal 1997 decreased to 103,823,000 from 107,103,000 last year, due to common stock equivalents which were dilutive in the first quarter of last year.

7. During the three months ended July 31, 1996 and 1995, the Company issued 27,406 and 48,905 shares, respectively, pursuant to provisions for exercise of its stock option plans.

8. In June 1996, a purported shareholder class action complaint was filed against CompuServe and the Company in the Court of Common Pleas, Franklin County, Ohio, entitled Greenfield v. CompuServe Corporation et al. A second purported shareholder class action suit was filed in July 1996 against CompuServe and the Company in federal district court for the Southern District of Ohio, entitled Romine v. CompuServe Corporation, et al. A third purported shareholder class action suit was filed in August 1996 against CompuServe, the Company and the lead underwriters in CompuServe's initial public offering of its common stock in April 1996 (the "IPO") in federal district court for the District of Minnesota, entitled Acker v. CompuServe Corporation, et al. These three complaints also name certain officers and directors of CompuServe at the time of the IPO as additional defendants. Each suit alleges similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to the IPO. The Greenfield suit also alleges similar violations of the Ohio Securities Code and common law of negligent misrepresentation. Relief sought is unspecified but includes pleas for rescission and damages. In August 1996, an action for discovery was filed solely against CompuServe on behalf of a shareholder in the Court of Common Pleas, Franklin County, Ohio, entitled Schnipper v. CompuServe Corporation, seeking factual support for a possible fourth claim relating to disclosures in connection with the IPO. The Company and CompuServe intend to vigorously defend these suits.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION


These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 3, respectively.

Working capital decreased from $644.0 million at April 30, 1996 to $520.3 million at July 31, 1996. The working capital ratio at July 31, 1996 was 2.5 to 1 compared to 2.3 to 1 at April 30, 1996. The decrease in working capital must be viewed in the context of the Company's business which is seasonal, with peak activity in the fourth quarter, due to the nature of the Company's Tax Services segment. Tax return preparation occurs almost entirely in the fourth quarter and has the effect of increasing certain assets and liabilities during this time.

The Company has no long-term debt. However, the Company maintains seasonal lines of credit to support short-term borrowing facilities in the United States and Canada. During the months of January through April, the Company's Canadian Tax Services regularly incurs short-term borrowings to purchase refunds due its clients. Additionally, Block Financial Corporation (BFC), a wholly-owned subsidiary of the Company, incurs short-term borrowings throughout the year to fund receivables associated with its credit card and other financial service programs. At July 31, 1996, short-term borrowings used to fund credit card receivables and other programs totaled $112.1 million, compared to $72.7 million at April 30, 1996. The Company maintains a year-round $150 million line of credit to support various financial activities conducted by BFC, as well as a $25 million line of credit to support liquidity needs of CompuServe Corporation ("CompuServe").

During the upcoming tax season, the Company plans to use short-term borrowings to purchase a participating interest of 40 to nearly 50 percent in certain Refund Anticipation Loans ("RALs") offered through Beneficial National Bank. RALs are loans that are expected to be retired by an income tax refund.

The Company's capital expenditures and dividend payments during the first three months were funded through internally-generated funds and the proceeds from CompuServe Corporation's initial public offering of its common stock in April 1996.

On July 16, 1996, the Company's Board of Directors approved a plan to spin-off the Company's remaining interest of approximately 80.1% in CompuServe Corporation ("CompuServe") on or about November 1, 1996. The spin-off was subject to, among other things, shareholder approval at the Company's annual meeting on September 11, 1996 and a favorable ruling from the Internal Revenue Service as to the tax-free nature of the distribution.

On August 28, 1996, the Company's Board of Directors decided not to present the proposed spin-off to shareholders at the September 1996 annual meeting. This decision was based, in part, on CompuServe's reported first quarter and projected second quarter losses, market uncertainties related to the online industry and the planned September introduction of new interfaces for CompuServe Information Service and WOW! As a result of this action, the accompanying balance sheet as of April 30, 1996 has been reclassified to include CompuServe's net assets as continuing operations.

In August 1996, CompuServe announced that incremental costs associated with the introduction of CompuServe 3.0 and a new release of WOW! directed toward teenagers are anticipated to result in a significant second quarter loss reported by the Computer Services segment. In conjunction with the $17.7 million charge described in the Notes to Consolidated Financial Statements, CompuServe expects to reduce costs over $20 million for the balance of fiscal 1997 and over $30 million on an annualized basis.

RESULTS OF OPERATIONS

The analysis of operations that follows should be read in conjunction with the table below and the Consolidated Statements of Operations found on page 2.

Prior period amounts have been reclassified to conform to current period presentation.


                  THREE MONTHS ENDED JULY 31, 1996 COMPARED TO
                        THREE MONTHS ENDED JULY 31, 1995
                             (AMOUNTS IN THOUSANDS)

                                                           Revenues                    Earnings (loss)
                                                 ---------------------------    --------------------------
                                                     1996           1995           1996            1995
                                                     ----           ----           ----            ----
              Computer services                 $    208,642    $   186,550    $    (48,070)  $     44,130
              Tax services                            12,282          9,956         (45,229)       (41,219)
              Financial services                       8,224          6,292          (1,022)         3,484
              Unallocated corporate                      109            575          (3,579)        (2,219)
              Corporate investment income              -              -               3,943          4,307
              Inter-segment sales                     (1,999)        (2,011)           -              -
                                                ------------    -----------    ------------   ------------

                                                $    227,258    $   201,362         (93,957)         8,483
                                                ============    ===========
              Income tax expense (benefit)                                          (35,846)         3,257
                                                                               ------------   ------------

              Net earnings (loss) before
                 minority interest                                                  (58,111)         5,226

              Minority interest                                                      (5,885)          -
                                                                               ------------   ------------

              Net earnings (loss)                                              $    (52,226)  $      5,226
                                                                               ============   ============



Consolidated revenues for the three months ended July 31, 1996 increased 12.9% to $227.258 million from $201.362 million last year. All of the operating segments contributed to the increase in revenues.

The consolidated pretax loss before minority interest for the first quarter of fiscal 1997 was $93.957 million, compared to pretax earnings of $8.483 million in the first quarter of last year. The unfavorable trend in operating results is primarily due to the Computer Services segment, which had a pretax loss of $48.070 million compared to pretax earnings of $44.130 million last year. Additionally, last year's results include the gain on the sale of MECA Software, Inc. of $12.445 million before taxes, partially offset by a write-down of impaired assets associated with the tax preparation software business of $8.389 million. The net loss was $52.226 million, or $.50 per share, compared to net earnings of $5.226 million, or $.05 per share, for the same period last year.

An analysis of operations by segment follows.

COMPUTER SERVICES

Revenues increased 11.8% to $208.642 million from $186.550 million in the comparable period last year due to increases in both Online Services and Network Services revenues. Online Services revenues were 5.4% better than last year as a result of an increase in the number of subscribers. The number of CompuServe Information Service ("CIS") subscribers at July 31, 1996, exclusive of the Japanese licensee, increased 26.1% to 3.1 million from 2.4 million last year. This increase was significantly offset by a 24.2% decrease in the average monthly CIS total revenue per subscriber, which was $14.48 for the quarter ended July 31, 1996 compared to $19.11 for last year's first quarter. This decrease is directly related to the new pricing structure implemented in September 1995, which was the largest reduction in the history of the company. Average monthly CIS total revenue per subscriber includes revenues from fees, usage, product sales, online advertising, mall, magazine and CD-ROM subscriptions.

Network Services revenues were 31.5% better than last year, also due to an increase in the number of network customers and increased usage by existing customers. The number of network customers increased 24.9% over last year to 1,009. Commercial customer hours increased to 19.5 million hours this quarter from 9.7 million in last year's comparable quarter.

Operating expenses increased 82.4% to $259.843 million from $142.420 million last year. Nearly half of the increase in expenses is attributable to the cost of increased network hours and higher outsourced customer service costs and additional customer service and network operations staff to support significant
world-wide customer growth during the past year.   Online subscriber hours
increased 83.7% to 38.1 million hours for the first quarter of fiscal 1997 from
20.7 million hours in the comparable period last year. Marketing expenses for the quarter increased $31.454 million over last year, due to $9.2 million expended for the new WOW! service launched in March 1996 and increased general consumer advertising on television and in periodicals. First quarter fiscal 1997 expenses also include a charge totalling $17.713 million before taxes. This charge relates to the estimated loss on the potential sale or other disposition of certain assets and business operations of a corporate computer software group; the consolidation of certain U.S.-based staff functions and office facilities; the renegotiation of certain third-party customer service agreements; and the write-off of certain obsolete software costs for billing and customer service systems.

The first quarter pretax loss was $48.070 million, compared to pretax earnings of $44.130 million in the first quarter of fiscal 1996. The current quarter pretax loss includes investment income of $3.131 million earned on the remaining IPO proceeds.

TAX SERVICES

Revenues increased 23.4% to $12.282 million from $9.956 million last year, due primarily to higher tax preparation fees resulting from increases in pricing and in the number of returns prepared.

The pretax loss increased 9.7% to $45.229 million from $41.219 million in the first quarter of last year, due to anticipated increases in compensation, rent and utilities. Expenses for the quarter were higher than last year also due to incremental operating costs and goodwill amortization resulting from the acquisition of tax businesses during fiscal 1996. Due to the seasonality of this segment's business, first quarter operating results are not indicative of expected results for the entire fiscal year.

FINANCIAL SERVICES

Revenues increased 30.7% to $8.224 million compared to $6.292 million for the same period last year. The increase is primarily due to larger revolving balances associated with credit card operations.

The pretax loss was $1.022 million, compared to pretax earnings of $3.484 million in the first quarter of fiscal 1996. The first quarter of fiscal 1996 included a gain on the sale of MECA Software, Inc. of $12.445 million, partially offset by a write-down of impaired assets associated with the tax preparation software business of $8.389 million. Exclusive of these items, the pretax loss increased from a loss of $572 thousand last year primarily due to increased employee-related and marketing expenses.

INVESTMENT INCOME

Investment income decreased 8.5% to $3.943 million from $4.307 million last year. The decrease resulted primarily from less funds available for investment in fiscal 1997.

CORPORATE AND ADMINISTRATIVE EXPENSES

The corporate and administrative pretax loss for the first quarter increased 61.3% to $3.579 million from $2.219 million in the comparable period last year, primarily due to increased employee- and shareholder-related expenses. Additionally, the Company incurred $535 thousand during the first quarter of this year in anticipation of the planned spin-off of its remaining investment in CompuServe. (See discussion under the Financial Condition section of Management's Discussion and Analysis.)



                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In June 1996, a purported shareholder class action complaint was filed against CompuServe and the Company in the Court of Common Pleas, Franklin County, Ohio, entitled Greenfield v. CompuServe Corporation et al. A second purported shareholder class action suit was filed in July 1996 against CompuServe and the Company in federal district court for the Southern District of Ohio, entitled Romine v. CompuServe Corporation, et al. A third purported shareholder class action suit was filed in August 1996 against CompuServe, the Company and the lead underwriters in CompuServe's initial public offering of its common stock in April 1996 (the "IPO") in federal district court for the District of Minnesota, entitled Acker v. CompuServe Corporation, et al. These three complaints also name certain officers and directors of CompuServe at the time of the IPO as additional defendants. Each suit alleges similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to the IPO. The Greenfield suit also alleges similar violations of the Ohio Securities Code and common law of negligent misrepresentation. Relief sought is unspecified but includes pleas for rescission and damages. In August 1996, an action for discovery was filed solely against CompuServe on behalf of a shareholder in the Court of Common Pleas, Franklin County, Ohio, entitled Schnipper v. CompuServe Corporation, seeking factual support for a possible fourth claim relating to disclosures in connection with the IPO. The Company and CompuServe intend to vigorously defend these suits.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    (27)     Financial Data Schedule

(b) Reports on Form 8-K

             The registrant did not file any reports on Form 8-K during the first quarter of fiscal year 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                                                              H&R BLOCK, INC.
                                                                                 ----------------------------------------
                                                                                               (Registrant)



DATE   09/14/96                                                               BY      /s/  George T. Robson
     ------------                                                                ----------------------------------------
                                                                                           George T. Robson
                                                                                        Senior Vice President,
                                                                                  Chief Financial Officer and Treasurer



DATE   09/14/96                                                               BY      /s/  Cheryl L. Givens
     ------------                                                                ----------------------------------------
                                                                                           Cheryl L. Givens
                                                                                        Assistant Vice President
                                                                                        and Corporate Controller





                                     -10-