Form 10-K405/A
period 1996-04-30
H&R BLOCK INC
filed 1996-10-10
CIK 12659

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                --------------
                                 FORM 10-K/A
                             Amendment Number 1

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED APRIL 30, 1996

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from ________________ to ____________.

                        COMMISSION FILE NUMBER 1-6089

                               H&R BLOCK, INC.
           (Exact name of registrant as specified in its charter)

                 MISSOURI                             44-0607856
       (State or other jurisdiction of   (I.R.S. Employer Identification No.)
        incorporation or organization)


                              4400 MAIN STREET
                        KANSAS CITY, MISSOURI  64111
        (Address of principal executive offices, including zip code)
                               (816) 753-6900
            (Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:



        TITLE OF EACH CLASS             NAME OF EXCHANGE ON WHICH REGISTERED
          Common Stock,                         New York Stock Exchange
        Without Par Value                       Pacific Stock Exchange

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


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on June 1, 1996, was $3,425,760,718.

Number of shares of registrant's Common Stock, without par value, outstanding on June 1, 1996: 103,419,705.

                     DOCUMENTS INCORPORATED BY REFERENCE

        A certain specified portion of the registrant's annual report to security holders for the fiscal year ended April 30, 1996, is incorporated herein by reference in response to Part II, Item 5, and certain specified portions of the registrant's definitive proxy statement filed within 120 days after April 30, 1996, are incorporated herein by reference in response to Part III, Items 10 through 13, inclusive. A certain specified portion of the annual report on Form 10-K/A of CompuServe Corporation for the fiscal year ended April 30, 1996, is incorporated herein by reference in response to Part I, Item 1, and Part I, Item 2.


                                    PART I
ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

        H&R Block, Inc. is a diversified services corporation that was organized in 1955 under the laws of the State of Missouri (the "Company"). It is the parent corporation in a two-tier holding company structure following a 1993 corporate restructuring. The second-tier holding company is H&R Block Group, Inc., a Delaware corporation and the direct owner of (1) all of the shares of H&R Block Tax Services, Inc., the Company's subsidiary involved in the business of income tax return preparation, electronic filing of income tax returns and the performance of other tax related services, (2) all of the shares of Block Financial Corporation, a subsidiary that develops and provides technology-driven financial services, and (3) approximately 80.1% of the shares of CompuServe Corporation ("CompuServe"), a corporation that offers worldwide online and Internet access services to consumers and worldwide network access, management and applications, and Internet services to businesses.

        Developments within H&R Block Tax Services, Inc. and Block Financial Corporation during fiscal year 1996 are described in the section below entitled "Description of Business." The descriptions of the business and properties of CompuServe Corporation are contained in the annual report on Form 10-K/A of CompuServe Corporation for the fiscal year ended April 30, 1996, in the section entitled "Business and Properties," and such descriptions are incorporated herein by reference. A copy of the Form 10-K/A of CompuServe Corporation will be provided free of charge upon request sent to H&R Block, Inc., 4400 Main Street, Kansas City, Missouri 64111, Attention: Investor Relations.

        The reduction during fiscal year 1996 of H&R Block Group, Inc.'s ownership of CompuServe stock from 100% to approximately 80.1% is the result of CompuServe's initial public offering of its common stock in April 1996.
Pursuant to such offering, CompuServe sold 18.4 million shares of its common stock to the public at $30.00 per share. The net proceeds of the initial public offering received by CompuServe were $518,819,000. The initial public offering was the initial phase of a complete separation of CompuServe Corporation from the Company first announced in February 1996. In July 1996, the Company indicated its intent to complete the separation by means of a pro rata distribution of the remaining 74,200,000 shares of CompuServe Corporation stock to shareholders of the Company on or about November 1, 1996, subject to certain conditions, including shareholder approval of the distribution at the 1996 annual meeting of shareholders of the Company and the receipt of a favorable ruling from the Internal Revenue Service ("IRS") as to the tax-free nature of the transaction.

        On August 28, 1996, the Company's Board of Directors announced its decision not to present to shareholders at the September 1996 annual meeting of shareholders the proposed pro rata distribution of the remaining CompuServe shares. The decision was based, in part, on CompuServe's first quarter and projected second quarter losses, market uncertainties related to the online industry and the planned September introduction of new interfaces for CompuServe's online services, CompuServe Information Service and WOW!.

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

        Thomas M. Bloch resigned as President, Chief Executive Officer and a director of the Company, effective

August 5, 1995, in order to pursue non-business alternatives.  Richard
H. Brown succeeded Thomas Bloch and served as President, Chief Executive Officer and a director of the Company from August 5, 1995, until his resignation from such positions effective June 19, 1996, in order to become chief executive of Cable & Wireless Group plc in London, England. On June 19, 1996, Frank L. Salizzoni, a director of the Company, was elected its President and Chief Executive Officer and will serve as such on an interim basis until a successor for Mr. Brown is elected. A search committee consisting of three members of the Board of Directors was appointed to assist in the process of selecting a new Chief Executive Officer of the Company.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

        The information required by Item 101(b) of Regulation S-K relating to financial information about industry segments is contained in the Notes to Consolidated Financial Statements in Item 8 of Part II of this report and is incorporated herein by reference.

NUMBER OF EMPLOYEES

        The Company, including its direct and indirect wholly owned subsidiaries, has approximately 1,300 regular full-time employees. The highest number of persons employed by the Company during the fiscal year ended April 30, 1996, including seasonal employees, was approximately 79,000. As of April 30, 1996, CompuServe had approximately 3,650 full-time employees.

DESCRIPTION OF BUSINESS

DIVERSIFIED SERVICES

        The Company provides to the public diversified services that include income tax return preparation, electronic filing and other services related to income tax return preparation, technology-driven financial services, online and Internet access services, and network access, management and applications. The description of the business of CompuServe Corporation is contained in the annual report on Form 10-K/A of CompuServe Corporation for the fiscal year ended April 30, 1996, in the section entitled "Business and Properties," and such description is incorporated herein by reference.

TAX SERVICES

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

                                  Year Ended April 30
                         1996    1995    1994    1993    1992
                         ----    ----    ----    ----    ----
                                     (In thousands)
Returns Prepared        12,973  12,968  13,036  12,918  13,360

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

        Canadian Operations. H&R Block Canada, Inc., a Tax Services' subsidiary, and its franchisees prepared approx-imately 2,223,000 Canadian returns filed with Revenue Canada during the 1996 income tax filing season, compared with 2,141,000 Canadian returns prepared in the previous year. The number of offices operated by H&R Block in Canada decreased from 1,054 in fiscal year 1995 to 1,016 in fiscal year 1996.

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

FINANCIAL SERVICES

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

        Seasonality of Business. BFC's income tax return preparation software business is seasonal, with the substantial portion of its revenues from this business generated during the tax season.

        Service Marks and Trademarks. BFC claims ownership of the following service mark and trademark registered on the principal register of the United States Patent and Trademark Office:

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

        Competitive Conditions. The financial services, online financial services delivery technology and software businesses are highly competitive and consist of a large number of companies. In the software industry, Intuit, Inc. is a dominant supplier of personal financial software. In the other businesses in which BFC competes, no single supplier can be considered to occupy a dominant position.

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

        The description of the properties of CompuServe is contained in the annual report on Form 10-K/A of CompuServe Corporation for the fiscal year ended April 30, 1996, in the section entitled "Business and Properties," and such description is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

        In June 1996, a purported shareholder class action complaint was filed against CompuServe and the Company in the Court of Common Pleas, Franklin County, Ohio, in a case entitled Greenfield v. CompuServe Corporation, et al. A second purported shareholder class action suit was filed in July 1996 against CompuServe and the Company in the United States District Court for the Southern District of Ohio in a case entitled Romine v. CompuServe Corporation, et al. A third purported shareholder class action suit was filed in August 1996 against CompuServe, the Company and the lead underwriters in CompuServe's initial public offering of its common stock in April 1996 (the "IPO") in the United States District Court for the District of Minnesota in a case entitled Acker v. CompuServe Corporation, et al. The complaints in these three cases also name certain officers and directors of CompuServe at the time of the IPO as additional defendants. Each suit alleges similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to the IPO. The Greenfield suit also alleges similar violations of the Ohio Securities Code and common law of negligent misrepresentation. Relief sought is unspecified, but includes pleas for rescission and damages. In August 1996, an action for discovery was filed solely against CompuServe on behalf of a shareholder in the Court of Common Pleas, Franklin County, Ohio, in a matter entitled Schnipper v. CompuServe Corporation, seeking factual support for a possible fourth claim relating to IPO disclosures. The defendants intend to vigorously defend these suits.

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

Name and age                 Office(s)

Henry W. Bloch (74)          Chairman of the Board since August 1992;
                             Chairman of the Board and Chief Executive Officer from August 1989 through July 1992; Member of the
                             Board of Directors since 1955.

Frank L. Salizzoni (58)(1)   President and Chief Executive Officer since June
                             1996; Member of the Board of Directors since 1988.
                             See Note 1.

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

Thomas L. Zimmerman (46)     President, H&R Block Tax Services, Inc., since
                             June 1, 1996; Executive Vice President, Field
                             Operations, H&R Block Tax Services, Inc. from May
                             1994 through May 1996; Senior Vice President,
                             Central Tax Services, H&R Block Tax Services, Inc., from April 1993 through April 1994; Vice President,
                             Director of Central Tax Operations, H&R Block,
                             Inc., from May 1992 through March 1993; Regional
                             Director, H&R Block, Inc., from 1979 through April
                             1992.

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

Note 1: The Board of Directors of the Company, at its meeting on June
        19, 1996, elected Frank L. Salizzoni as President and Chief Executive Officer of the Company, effective immediately. Mr. Salizzoni succeeded Richard H. Brown, who resigned as President, Chief Executive Officer and a director of the corporation upon acceptance of such resignation by the Board of Directors on June 19, 1996.

        Mr. Salizzoni was President and Chief Operating Officer of USAir
        Group, Inc. and USAir, Inc. from March 1994 to April 1996 and Executive Vice President - Finance, USAir, Inc. from 1990 until March 1994.

        Mr. Brown, age 49, served as President and Chief Executive
        Officer of the Company and as a member of its Board of Directors from August 1995 until June 19, 1996. He served as Vice Chairman of Ameritech Corporation from 1993 until August 1995 and as President and Chief Executive Officer of Illinois Bell Telephone Co., a subsidiary of Ameritech Corporation, from 1990 until 1993.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                               Year Ended April 30
                                                       1996            1995           1994           1993           1992
                                                       ----            ----           ----           ----           ----
                                                     In thousands, except per share amounts and number of shareholders
FOR THE YEAR:
Total revenues                                        $1,679,601      $1,360,318      $1,238,677     $1,074,263    $986,109
Net earnings from continuing operations
  before charge for purchased research
  and development                                     $  177,168      $  190,767      $  189,067     $  171,017    $153,744
Net earnings from continuing operations(1)            $  177,168      $  107,259      $  163,995     $  171,017    $153,744
Net earnings(1)                                       $  177,168      $  107,259      $  200,528     $  180,705    $162,253

AT YEAR END:
Total assets                                          $1,755,891      $1,097,313      $1,093,245     $1,017,601    $973,773
Cash and marketable securities                        $  745,693      $  444,981      $  620,091     $  439,526    $391,386
Stockholder's equity                                  $1,039,593      $  685,865      $  707,875     $  660,488    $613,713
Shares outstanding                                       103,417         104,863         106,149        106,355     106,598
Number of shareholders                                    36,634          38,053          35,514         33,457      31,520

MEASUREMENTS:
Per share of common stock:
  Net earnings from continuing operations
    before charge for purchased research
    and development                                        $1.67           $1.80           $1.77          $1.59       $1.41
  Net earnings from continuing operations(1)               $1.67           $1.01           $1.54          $1.59       $1.41
  Net earnings(1)                                          $1.67           $1.01           $1.88          $1.68       $1.49
  Cash dividends declared                                  $1.27 1/4       $1.21 3/4       $1.09          $ .97       $ .85 1/2
  Net tangible book value                                  $9.46           $5.79           $6.03          $4.93       $4.61
Return on total revenues(2)                                10.5%           14.0%           15.3%          15.9%       15.6%
Return on beginning stockholders' equity                   25.8%           15.2%           30.8%          29.4%       28.3%

  (1) Fiscal 1995 and 1994 include charges to earnings of $85,508 ($.79 per share) and $25,072 ($.24 per share), respectively, for purchased research and development in connection with acquisitions which are not deductible for income tax purposes.

  (2)  Before charge for purchased research and development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

SIGNIFICANT EVENTS SUBSEQUENT TO FISCAL 1996

        On July 16, 1996, the Company's Board of Directors approved a plan to spin off the Company's remaining interest in CompuServe Corporation ("CompuServe") on or about November 1, 1996. The spin-off was subject to, among other things, shareholder approval at the Company's annual meeting on September 11, 1996 and a favorable ruling from the Internal Revenue Service as to the tax-free nature of the distribution.

        On August 28, 1996, the Board of Directors decided not to present the proposed spin-off to shareholders at the September 1996 annual meeting. This decision was based, in part, on CompuServe's reported first quarter and projected second quarter losses, market uncertainties related to the online industry and the planned September introduction of new interfaces for CompuServe Information Service and WOW!.

SIGNIFICANT EVENTS IN FISCAL 1996

        On February 20, 1996, the Company announced its intention to fully separate CompuServe, its wholly owned subsidiary. The initial phase of this separation was completed on April 19, 1996 through CompuServe's initial public offering of 18,400,000 shares of its common stock at $30.00 per share (the "IPO"), which reduced the

Company's ownership in CompuServe to just over 80%. In its February announcement, the Company stated its intention to distribute its remaining ownership interest in CompuServe by means of a spin-off or split-off within approximately 12 months after the IPO.

        In August 1995, the Company's Board of Directors approved a series of investment initiatives for CompuServe designed to enhance its long-term competitiveness and take advantage of accelerating growth opportunities in the market for online services. These initiatives included the launch of a new consumer online service, a simplified and less expensive pricing structure, two new interfaces, infrastructure expenditures and expansion of Internet activities offered through the various online services. This undertaking reduced the Company's liquidity during 1996 and negatively impacted net earnings.

        On May 1, 1995, the Company sold its wholly owned subsidiary, MECA Software, Inc. ("MECA"), exclusive of its rights to publish TaxCut, for $35 million. The sale resulted in a pretax gain of $12.4 million.

SIGNIFICANT EVENTS IN FISCAL 1995

        On October 26, 1994, the IRS announced it would eliminate the Direct Deposit Indicator ("DDI") as a result of concerns relating to fraudulent tax refund claims. Previously, the IRS used the DDI to notify the electronic filer after receiving the taxpayer's electronically filed tax return that the direct deposit of the refund would be honored. The DDI was a key element of the Refund Anticipation Loan ("RAL") program because it minimized loan losses and thus encouraged participating financial institutions to make RALs under relatively favorable terms to taxpayers. RALs are loans made by financial institutions that are expected to be retired by an income tax refund. In addition to the removal of the DDI, the IRS instituted other changes during the tax season to curb possible fraud in the tax system. As a result of these IRS changes, more stringent criteria were adopted in the loan approval process and the cost to the consumer increased. These changes resulted in a 21% decline in the number of returns filed electronically and a 50% decline in the number of RALs processed by company-owned and franchised offices. Due to these changes, the Company experienced a decline in revenues for the first time in its 40-year history, and only the second decline in pretax earnings.

        On April 4, 1995, the Company acquired SPRY, Inc. ("SPRY") for total consideration of $101.6 million, including cash, Convertible Preferred Stock and options for Convertible Preferred Stock. In connection with the acquisition, the Company recorded a charge to earnings of $83.5 million, or $.79 per share, for purchased research and development. The Company contributed its investment in SPRY to CompuServe on January 30, 1996.

NEW ACCOUNTING STANDARDS

        On May 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used. In connection with the adoption of this Statement, the Company recognized an impairment loss of $8.4 million, representing the amount by which the carrying value of the tax preparation software assets at Block Financial Corporation, including goodwill, exceeded the estimated fair value of those assets. The impairment loss is included in other expenses in the consolidated statements of earnings.

        The Company changed its method of accounting for direct response advertising costs to conform with the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs," effective May 1, 1995. Under this accounting method, direct response advertising costs that meet certain criteria are capitalized and amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received. Deferred subscriber acquisition costs are being amortized over 24 months, beginning the month after such costs are incurred, with 60% amortized in the first 12 months. The net effect of the change in accounting increased assets by $96.6 million at April 30, 1996, and increased net earnings by $60.0 million and net earnings per share by $.57 for the year ended April 30, 1996.

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," effective for transactions entered into in fiscal years beginning after December 15, 1995. This Statement requires the disclosure of the estimated fair value of stock-based compensation arrangements with employees and encourages, but does not require, the recognition of such expense. The Company does not intend to adopt the recognition provisions of this Statement. Therefore, the adoption of this Statement will have no effect on the Company's financial condition or results from operations.

1996 COMPARED TO 1995

CONSOLIDATED RESULTS

        Revenues increased 23.5% to a record $1.680 billion compared to $1.360 billion in 1995. Net earnings increased 65.2% to $177.2 million from $107.3 million in the prior year. Net earnings per share increased to $1.67 from $1.01 in 1995. Exclusive of the charge for purchased research and development in 1995 associated with the acquisition of SPRY, net earnings per share decreased to $1.67 in 1996 from $1.80 in 1995.

        Additional information on each of the Company's operating segments follows.

TAX SERVICES

        Revenues increased 13.9% to $831.5 million from $729.7 million in the prior year. Tax preparation fees increased $66.6 million, or 13.1%, as a result of a 3.7% increase in the number of returns prepared by company-owned offices, with the remainder attributable to price increases. In the United States, fees from electronic filing were up $13.6 million, or 16.7%, due to a 1.6% increase in returns electronically filed by company-owned offices and an increase in state electronic filing fees, resulting from an increase in the number of states where electronic filing is offered and package pricing. Royalties increased by $5.8 million, or 6.4%, reflecting improved results reported by franchises as a result of a 2.9% increase in the number of returns prepared by franchises, increases in pricing and greater revenues from electronic filing.

        Pretax earnings increased 31.8% to $194.8 million from $147.7 million in 1995. The pretax margin was 23.4% compared to 20.2% in the prior year. The margin improvement was primarily due to certain payroll and occupancy and equipment expenses which did not increase proportionately with revenues, and management efforts to contain normal operating expenses. Additionally, certain expenses were incurred in 1995 associated with the changes in the electronic filing program described above.

COMPUTER SERVICES

        Revenues increased 36.1% to $793.2 million from $582.8 million last year due to increases in both Online Services and Network Services revenues. Online Services revenues increased 41.8% over the prior year primarily as a result of an increase in the number of subscribers. The number of CompuServe Information Service ("CIS") subscribers at April 30, 1996, exclusive of the Japanese licensee, increased 43.9% to 3.2 million. This increase was offset by an 11.3% decrease in average monthly CIS revenue per subscriber to $17.01 for 1996 from $19.17 for 1995, caused by a price reduction implemented in February 1995 and a new pricing structure introduced in September 1995. Network Services revenues increased 34.6% to $198.8 million from $147.7 million in 1995 due to an increase in the number of network customers and increased usage by existing customers. The number of network customers increased 30.0% over last year to 966. Network customer hours increased 43.1% to 45.1 million hours.

        Pretax earnings decreased 41.5% to $87.8 million from $150.1 million in 1995. The decrease in pretax earnings resulted from several factors. Costs directly associated with service revenues increased $156.3 million, or 67.6%, as a result of online subscriber hours more than doubling from 50.3 million hours in 1995 to 123.0 million hours in 1996. Marketing expenses increased $70.4 million, or 67.1%, due to increased general consumer advertising on television and in periodicals, expanded international marketing efforts, the launch of WOW! and special event promotions, and advertising expenses incurred by SPRY. Depreciation and amortization expense increased $36.0 million, or 84.5%, as a result of increased capital expenditures and the amortization of goodwill related to the April 1995 SPRY acquisition. Product development costs increased $9.4 million, or 49.5%, due primarily to the acquisition of SPRY, costs related to the new WOW! online service and enhancements to the CIS interface. The pretax margin was 11.1% compared to 25.8% in the prior year.

FINANCIAL SERVICES

        Revenues increased 36.1% to $48.9 million from $35.9 million in 1995. Excluding the $12.4 million gain on the sale of MECA in 1996 and MECA's revenues in 1995, revenues increased $10.6 million, or 41.1%, over the prior year.
Credit card revenues were up $10.9 million, or 79.3%, primarily due to an increase in the number of accounts and related revolving balances.

        Pretax earnings were $5.1 million, compared to a loss of $5.8 million in the prior year. Exclusive of the $12.4 million gain on the sale of MECA and an impairment loss of $8.4 million recognized on the tax preparation software business assets in 1996, and MECA's operating loss in 1995, pretax earnings for 1996 were $1.1 million compared to a pretax loss of $3.4 million in 1995. The improvement over 1995 is attributable to both credit card and personal tax software operations.

CORPORATE INVESTMENT INCOME

        Corporate investment income declined 55.8% to $10.5 million from $23.7 million in 1995, which is attributable to two factors. Fewer funds were available for investment this year due to strategic investments made in CompuServe, described previously. Additionally, investment income in 1995 included gains of $4.9 million from the sale of securities during the fourth quarter.

CORPORATE AND ADMINISTRATIVE EXPENSES

        Corporate and administrative expenses increased 4.9% to $12.9 million compared to $12.3 million in 1995, primarily due to interest expense on corporate borrowings in 1996. There were no corporate borrowings during 1995.

INCOME TAX EXPENSE

        The effective tax rate decreased to 37.9% compared to 51.2% in 1995. The decrease resulted from a charge for purchased research and development in 1995 that is not deductible for income tax purposes.

1995 COMPARED TO 1994

CONSOLIDATED RESULTS

        Revenues increased 9.8% to a record $1.360 billion from $1.239 billion in 1994. Net earnings decreased 46.5% to $107.3 million from $200.5 million in 1994. Net earnings per share decreased to $1.01 from $1.88 in 1994. However, exclusive of the charges for purchased research and development and discontinued operations, net earnings per share increased to $1.80 from $1.77 in 1994.

        Additional information on each of the Company's operating segments follows.

TAX SERVICES

        Revenues decreased 3.4% to $729.7 million from $755.5 million in 1994. The decrease in revenues was due primarily to a 31.1% decline in electronic filing fees and a 49.5% decline in RAL license fees received from participating institutions. These decreases resulted from IRS actions discussed earlier. Tax return preparation fees increased 5.7% to $517.0 million in 1995.

        Pretax earnings decreased 25.7% to $147.7 million from $198.7 million in 1994. The decrease resulted from the decline in electronic filing revenues and greater expenses associated with the changes in the electronic filing program. Pretax earnings as a percentage of revenues was 20.2% in 1995 compared to 26.3% in 1994.

COMPUTER SERVICES

        Revenues increased 35.6% to $582.8 million from $429.9 million in 1994. The increase was due to growth in Online Services and Network Services revenues. Online Services revenues increased 48.3%, due primarily to the increase in the number of subscribers. The number of CIS subscribers, exclusive of the Japanese licensee, increased 61.2% to 2.2 million. The average monthly revenue per subscriber in 1995 was $19.17 compared to $19.35 in 1994, reflecting the impact of a price reduction in February 1994, partially offset by higher usage. Network Services revenues increased 35.0% due to an increase in the number of network customers and greater usage by existing customers. The number of network customers increased 26.8% to 743. Network customer hours increased 57.2% to 31.5 million hours.

        Pretax earnings increased 46.7% to $150.1 million from $102.3 million in 1994. The pretax margin was 25.8% in 1995 compared to 23.8% in 1994. The record results were attributable primarily to the strong performances of the Online and Network Services divisions. The increase in the pretax margin resulted mainly from the exceptional increases in revenues that outpaced expenses, a significant portion of which are not directly associated with revenues.

FINANCIAL SERVICES

        Revenues decreased 14.7% to $35.9 million from $42.1 million in 1994. The pretax loss in 1995 was $5.8 million, compared to pretax earnings of $9.4 million in 1994. The decline in revenues and pretax earnings resulted primarily from the decision not to make investments in RALS due to IRS changes that increased the RAL risk.

CORPORATE INVESTMENT INCOME

        Corporate investment income improved 55.4% to $23.7 million from $15.3 million in 1994. Corporate investment income in 1995 included gains of $4.9 million from the sale of securities during the fourth quarter. Exclusive of such gains, corporate investment income increased 23.4% over 1994 and resulted primarily from more funds being available for investment in 1995, including the proceeds from the sale of Interim Services Inc. received in the fourth quarter of fiscal 1994.

CORPORATE AND ADMINISTRATIVE EXPENSES

        Corporate and administrative expenses decreased 29.8% to $12.3 million from $17.5 million in 1994. The decrease resulted from the allocation of certain employee benefit expenses to operating segments and reduced discretionary corporate expenses related to community welfare.

INCOME TAX EXPENSE

        The effective tax rate increased to 51.2% compared to 42.1% in 1994. The increase resulted from a charge for purchased research and development that is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's financial position remains strong, with cash and marketable securities of $745.7 million at April 30, 1996, compared to $445.0 million and $620.1 million at the end of 1995 and 1994, respectively. Cash and marketables increased in 1996 due to proceeds from the IPO of $518.8 million, offset by a significant increase in capital expenditures and costs associated with subscriber acquisition and marketing at CompuServe. The significant decrease in cash and marketables in 1995 as compared to 1994 was due to significant share repurchases and capital expenditures during 1995 totaling $114.9 million and $123.3 million, respectively, and cash paid in connection with the acquisition of SPRY of $41.8 million. Stockholders' equity at April 30, 1996, 1995 and 1994 was $1,039.6 million, $685.9 million and $707.9 million, respectively.

        The Company maintains lines of credit to support short-term borrowing facilities in the United States and Canada. The balance of these lines fluctuates according to the amount of borrowing outstanding during the year. From January through April each year, the Company uses Canadian borrowings to purchase refunds due its clients from Revenue Canada. Maturities of these borrowings range from 30 to 90 days. Collection of receivables from Revenue Canada occurs substantially in the last month of the fiscal year and the first quarter of the subsequent fiscal year. Net accounts receivable at April 30, 1996 and 1995 include amounts due from Revenue Canada of $11.5 million and $16.4 million, respectively. Prior to 1995, Block Financial Corporation ("BFC") used borrowings to purchase an interest in a trust to which certain RALs made by Mellon Bank (DE) National Association were sold. BFC purchased an interest of just under 50% in those RALs subject to its agreement with Mellon. BFC financed these purchases through short-term borrowing in the third and fourth quarters of fiscal 1994.

        The Company maintains a year-round $150 million line of credit to primarily support the funding of credit card receivables by BFC and a $25 million line of credit to fulfill short-term cash requirements at CompuServe. At April 30, 1996 and 1995, net credit card receivables amounted to $162.3 million and $122.5 million, respectively, and outstanding commercial paper related to credit card receivables amounted to $72.7 million and $49.4 million, respectively. Additionally, in order to meet CompuServe's substantial funding requirements during fiscal 1996, the Company obtained a $200 million corporate credit facility in December 1995. This line of credit was repaid and expired at the end of fiscal 1996.

        With the exception of corporate borrowings in 1996, the Company has historically generated sufficient funds to provide for the off-season working capital needs of the Company, which experiences losses for the period May through December, capital investments, the operating and expansion needs of its subsidiaries, cash for acquisitions and the maintenance of a strong dividend policy. Management believes the Company will continue to generate sufficient funds internally to finance its investment program and normal working capital requirements outside of CompuServe. Furthermore, management believes the proceeds from the IPO will be sufficient to meet presently anticipated funding requirements at CompuServe, including capital expenditures and cash outlays for subscriber acquisition and marketing, for approximately 18 months to two years. The Company will continue to use short-term financing in the United States to finance temporary liquidity needs and various financial activities conducted by BFC, and in Canada to finance the Canadian refund discount program.

        In connection with the investment initiatives for CompuServe, the Company expects to spend approximately $175 million for subscriber acquisition and marketing and $190 million for capital expenditures in 1997. Capital expenditures include approximately $50 million for deployment of TCP/IP (Transmission Control Protocol/Internet Protocol, a suite of network protocols that allows computers with different architectures and operating system software to communicate with other computers on the Internet) across CompuServe's network. In addition, management estimates that the full deployment of TCP/IP across CompuServe's network will cost approximately $200 million over the next three years, beginning in 1997. Management anticipates that capital expenditures will continue to increase in the near term due to equipment replacements and purchases of additional equipment at CompuServe to support the increased base of online subscribers, growth in corporate network customers and additional facilities.

        In February 1996, the Company's Board of Directors stated its intention to maintain the quarterly dividend at $.32 per share until the distribution of CompuServe was completed, subject to, among other things, developments in the Company's business and results of operations. At that time, the Board declared a dividend in the amount of $.32 per share payable April 1, 1996 to shareholders of record on March 11, 1996. On June 19, 1996, the Board of Directors declared a quarterly dividend of $.32 per share payable on October 1, 1996 to shareholders of record on September 10, 1996. On July 16, 1996, the Board announced its plan to reduce the cash dividend to $.20 per quarter following the spin-off of CompuServe. The actual declaration of dividends will depend on the future results of operations, capital requirements and the Company's financial condition, as well as other factors considered appropriate by the Board of Directors.

        The Company announced in December 1993 its intention to repurchase from time to time up to 10 million of its shares on the open market. During 1996, the Company repurchased 1.8 million shares at an aggregate cost of $71.9 million. In July 1996, the Company announced its intention to repurchase up to 10 million additional shares in the open market over a two-year period following the spin-off of CompuServe. Such authorization is in addition to the 1993 authorization.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
H&R Block, Inc.
Kansas City, Missouri


We have audited the accompanying consolidated balance sheets of H&R Block, Inc. and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of H&R Block, Inc., and subsidiaries as of April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles.
     As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for its marketable securities during the year ended April 30, 1995 and advertising costs during the year ended April 30, 1996.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
June 18, 1996, except for the "Subsequent Events" note to the consolidated financial statements as to which the date is September 26, 1996.

H&R Block, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS
Amounts in thousands, except per share amounts


                                                                        Year Ended April 30
                                                               1996           1995            1994
                                                               ----           ----            ----
REVENUES:
   Service revenues                                        $1,543,104      $1,233,815      $1,118,566
   Royalties                                                   99,717          92,436          96,766
   Investment income                                           10,972          23,703          15,256
   Other income                                                25,808          10,364           8,089
                                                           ----------      ----------      ----------
                                                            1,679,601       1,360,318       1,238,677
                                                           ----------      ----------      ----------
EXPENSES:
   Employee compensation and benefits                         517,727         442,504         404,367
   Occupancy and equipment                                    402,835         295,528         242,391
   Marketing and advertising                                  113,204          84,905          60,783
   Supplies, freight and postage                               95,621          71,542          60,182
   Other                                                      264,920         162,335         162,698
   Purchased research and development                             _            83,508          25,072
                                                           ----------      ----------      ----------
                                                            1,394,307       1,140,322         955,493
                                                           ----------      ----------      ----------
Earnings from continuing operations
        before taxes on earnings                              285,294         219,996         283,184

Taxes on earnings                                             108,126         112,737         119,189
                                                           ----------      ----------      ----------
Net earnings from continuing operations                       177,168         107,259         163,995

Net earnings from discontinued operations
        (less applicable taxes of $8,706)                         _              _              9,268

Net gain on sale of discontinued operations
        (less applicable taxes of $16,711)                        _              _             27,265
                                                           ----------      ----------      ----------
Net earnings                                               $  177,168      $  107,259      $  200,528
                                                           ==========      ==========      ==========

Earnings per share from continuing operations                   $1.67           $1.01           $1.54
                                                           ==========      ==========      ==========
Earnings per share                                              $1.67           $1.01           $1.88
                                                           ==========      ==========      ==========



                See notes to consolidated financial statements.

H&R Block, Inc.
CONSOLIDATED BALANCE SHEETS
Amounts in thousands, except share data



                                                                April 30

                                                            1996        1995
                                                         ----------   ----------

                                    ASSETS
CURRENT ASSETS:
  Cash (including certificates of deposit of
    $22,093 and $25,781)                                 $  339,055   $   90,248
  Marketable securities                                     389,557      263,239
  Receivables, less allowance for doubtful
    accounts of $7,848 and $7,274                           333,734      260,198
  Prepaids and other current assets                          59,912       38,659
                                                         ----------   ----------
    Total current assets                                  1,122,258      652,344

INVESTMENTS AND OTHER ASSETS:
  Investments in marketable securities                       17,081       91,494
  Excess of cost over fair value of net
    tangible assets acquired, less accumulated
    amortization of $27,825 and $46,770                      61,141       78,205
  Deferred subscriber acquisition costs, net of
    amortization                                             96,636           --
  Other                                                      59,201       47,822
                                                         ----------   ----------
                                                            234,059      217,521
PROPERTY AND EQUIPMENT, at cost less accumulated
  depreciation and amortization of $315,195 and
  $227,056                                                  399,574      227,448
                                                         ----------   ----------
                                                         $1,755,891   $1,097,313
                                                         ==========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                          $   72,651   $   49,421
  Accounts payable, accrued expenses and
    deposits                                                201,320      145,909
  Accrued salaries, wages and payroll taxes                 109,870       71,281
  Accrued taxes on earnings                                  94,406      111,375
                                                         ----------   ----------
    Total current liabilities                               478,247      377,986

DEFERRED INCOME TAXES                                        46,700           --

OTHER NONCURRENT LIABILITIES                                 38,222       33,462

MINORITY INTEREST                                           153,129           --

STOCKHOLDERS' EQUITY:
  Common stock, no par, stated value $.01 per share:
    authorized 200,000,000 shares                             1,089        1,089
  Convertible preferred stock, no par, stated
    value $.01 per share: authorized 500,000 shares               4            4
  Additional paid-in capital                                504,694      140,578
  Retained earnings                                         747,212      700,423
                                                         ----------   ----------
                                                          1,252,999      842,094
  Less cost of common stock in treasury                     213,406      156,229
                                                         ----------   ----------
                                                          1,039,593      685,865
                                                         ----------   ----------
                                                         $1,755,891   $1,097,313
                                                         ==========   ==========


               See notes to consolidated financial statements.

H&R Block, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in thousands

                                                                                              Year Ended April 30
                                                                                   1996             1995             1994
                                                                                ----------       ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                 $   177,168      $   107,259      $   200,528
  Adjustments to reconcile net earnings to net
  cash provided:
    Depreciation and amortization                                                  111,240           67,684           57,117
    Amortization of deferred subscriber acquisition costs                           22,585                _                _
    Deferred subscriber acquisition costs                                         (119,221)               _                _
    Provision for deferred taxes on earnings                                        52,639             (734)          (6,775)
    Gain on sale of subsidiaries                                                   (12,445)          (2,796)         (27,265)
    Purchased research and  development                                                  _           83,508           25,072
    Net gain on sales of marketable securities                                      (1,142)          (6,664)            (307)
    Other noncurrent liabilities                                                     4,760            2,845            5,197
  Changes in assets and liabilities net of effects of
  purchase and disposition of subsidiaries:
    Receivables                                                                    (79,295)         (87,995)           2,284
    Prepaids and other current assets                                              (25,373)          (1,735)            (412)
    Net assets of discontinued operations                                                _                _          (17,370)
    Accounts payable, accrued expenses and deposits                                 58,247          (24,994)          31,000
    Accrued salaries, wages and payroll taxes                                       39,127           15,722           14,659
    Accrued taxes on earnings                                                      (17,554)         (27,737)           3,740
                                                                               -----------      -----------      -----------
     Net cash provided by operating activities                                    (210,736)        (124,363)        (287,468)
                                                                               -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                              (880,304)      (1,904,653)      (1,522,609)
  Maturities of marketable securities                                              501,925        1,837,584          891,299
  Sales of marketable securities                                                   329,132          299,702          448,978
  Purchases of property and equipment, net                                        (264,491)        (123,337)         (83,744)
  Excess of cost over fair value of net tangible
   assets acquired, net of cash acquired                                           (18,675)         (47,773)         (46,570)
  Proceeds from sale of subsidiaries                                                35,000            5,195          188,500
  Proceeds from term loan to former subsidiary                                           _                _           30,000
  Other, net                                                                       (16,577)          (5,856)         (24,198)
                                                                               -----------      -----------      -----------
     Net cash provided by (used in) investing activities                          (313,990)          60,862         (118,344)
                                                                               -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                                                   (2,252,761)      (1,856,873)      (2,435,254)
  Proceeds from issuance of notes payable                                        2,275,991        1,906,294        2,398,087
  Net proceeds from sale of stock by subsidiary                                    518,819                _                _
  Dividends paid                                                                  (131,263)        (128,838)        (115,451)
  Payments to acquire treasury shares                                              (71,897)        (114,900)         (68,899)
  Proceeds from stock options exercised                                             13,172           57,997           50,319
                                                                               -----------      -----------      -----------
     Net cash provided by (used in) financing activities                           352,061         (136,320)        (171,198)
                                                                               -----------      -----------      -----------

  Net increase (decrease) in cash                                                  248,807           48,905           (2,074)
  Cash at beginning of the year                                                     90,248           41,343           43,417
                                                                               -----------      -----------      -----------
  Cash at end of the year                                                      $   339,055      $    90,248      $    41,343
                                                                               ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
    Income taxes paid                                                          $    73,041      $   141,062      $   131,124
    Interest paid                                                                    5,898            4,064            4,169

                See notes to consolidated financial statements.

H&R BLOCK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollar in thousands, except share data


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations: H&R Block, Inc. (the "Company") provides a variety of services to the general public, principally in the United States, but also in Canada, Australia and other foreign countries. Approximately one-half of total revenues are generated from tax return preparation, electronic filing of tax returns and other tax-related services. The Company provides computer-based information and communication services to businesses and individual owners of personal computers through its CompuServe Corporation ("CompuServe") subsidiary. The Company also offers credit cards and personal productivity software.

     Principles of consolidation: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

     Reclassifications: Reclassifications have been made to prior year amounts to conform with the current year presentation.

     Management estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Marketable securities: On May 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement addresses the reporting for debt and equity securities by requiring such investments to be classified in held-to-maturity, available-for-sale or trading categories. All marketable debt and equity securities were classified as available-for-sale securities on the date of adoption, and are carried at market value, based on quoted prices, with unrealized gains and losses included in stockholders' equity. The adoption of the Statement resulted in an increase in stockholders' equity of $5,526, net of taxes. In accordance with the Statement, prior years' financial statements have not been restated.

     The cost of marketable securities sold is determined on the specific identification method and realized gains and losses are reflected in earnings.

     Foreign currency translation: Assets and liabilities of the Company's foreign branches and subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Revenue and expense transactions are translated at the average of exchange rates in effect during the period. Translation gains and losses are recorded directly to stockholders' equity.

     Deferred subscriber acquisition costs: Effective May 1, 1995, the
Company changed its method of accounting for direct response advertising costs to conform with the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs." Under this accounting method, direct response advertising costs that meet certain criteria are capitalized and amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received. The Company amortizes its subscriber acquisition costs over 24 months, beginning the month after such costs are incurred, with 60% amortized in the first 12 months. At April 30, 1996, subscriber acquisition costs consist principally of direct mail costs, including mailing lists, postage, related payroll and outsourcing costs, payments to OEMs, and disk and CD-ROM costs, all of which result in a direct revenue-generating response. The net effect of the change in accounting increased assets by $96,636 at April 30, 1996, and increased net earnings by $60,011 and net earnings per share by $.57 for the year ended April 30, 1996. The Company expenses advertising costs not classified as direct response the first time the advertising takes place.

     Excess of cost over fair value of net tangible assets acquired: The excess of cost of purchased subsidiaries, operating offices and franchises over the fair value of net tangible assets acquired is being amortized over periods of up to 40 years on a straight-line basis.

     At each balance sheet date, a determination is made by management to ascertain whether intangibles have been impaired based on several criteria, including, but not limited to, revenue trends, undiscounted operating cash flows and other operating factors.

     In connection with the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviewed the assets and related goodwill of its personal tax preparation software business for impairment. As a result, the Company recognized an impairment loss of $8,389. The impairment loss represents the amount by which the carrying value of the tax preparation software business assets, including goodwill, exceeded the estimated fair value of those assets. The estimated fair value was determined as the present value of estimated expected future cash flows using a discount rate appropriate for the risks associated with the personal software industry. The loss is included in other expenses in the consolidated statements of earnings.

     Depreciation and amortization: Buildings and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the period of the respective lease using the straight-line method.

     Notes payable: The Company uses short-term borrowings to finance temporary liquidity needs and various financial activities conducted by its subsidiaries. The weighted average interest rate of notes payable at April 30, 1996 was 5.4%.

     Revenue recognition: Service revenues are recorded in the period in which the service is performed. The Company records franchise royalties, based upon the contractual percentages of franchise revenues, in the period in which the franchise provides the service.

     Taxes on earnings: The Company and its subsidiaries file a consolidated federal income tax return on a calendar year basis. Therefore, the current liability for taxes on earnings recorded in the balance sheet at each year-end consists principally of taxes on earnings for the period January 1 to April 30 of the respective year. Deferred taxes are provided for temporary differences between financial and tax reporting, which consist principally of differences between accrual and cash basis accounting, deferred subscriber acquisition costs, deferred compensation and depreciation.

     Prior to May 1, 1993, taxes on earnings were determined under Accounting Principles Board Opinion Number 11, whereby the income tax provision was calculated using the deferred method. Effective May 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which provides for the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The cumulative effect of the change in method as of May 1, 1993 was not material.

     The Company has entered into a Tax Sharing Agreement with CompuServe, pursuant to which CompuServe is obligated to pay the Company for CompuServe's liability for federal, state and local income taxes incurred during any taxable period.

     Earnings per share: Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the respective years (106,059,000 in 1996, 105,871,000 in 1995 and
106,769,000 in 1994). Earnings per share assuming full dilution have not been shown as there would be no material dilution.

     Consolidated statements of cash flows: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash.

     Disclosure regarding financial instruments: The carrying values reported in the balance sheet for certificates of deposit, receivables, notes payable, accounts payable and accrued liabilities approximate fair market value due to the relatively short-term nature of the respective instruments.

     New accounting standard: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," effective for transactions entered into in fiscal years beginning after December 15, 1995. This Statement requires the disclosure of the estimated fair value of stock-based compensation arrangements with employees and encourages, but does not require, the recognition of such expense. The Company does not intend to adopt the recognition provisions of this Statement. Therefore, the adoption of this Statement will have no effect on the Company's financial condition or results from operations.

MARKETABLE SECURITIES

The amortized cost and market value of marketable securities at April 30, 1996 and 1995 are summarized below:

                                                    1996                                           1995
                                ---------------------------------------------   -----------------------------------------------
                                             Gross       Gross                               Gross       Gross
                                Amortized  Unrealized  Unrealized     Market    Amortized  Unrealized  Unrealized      Market
                                   Cost      Gains       Losses        Value      Cost       Gains       Losses         Value
                                ---------  ----------  ----------   ---------   ---------  ----------  ----------     ---------
Current:
Municipal bonds and notes       $ 13,182    $   440      $  79      $  13,543   $ 88,894    $   310     $    94       $  89,110
U.S. Government obligations      288,892         10          1        288,901     52,091         48           -          52,139
Other equity investments               -          -          -              -     49,100          -           -          49,100
Other debt investments            87,057         76         20         87,113     72,830         61           1          72,890
                                --------    -------      -----      ---------   --------    -------     -------       ---------
                                 389,131        526        100        389,557    262,915        419          95         263,239
                                --------    -------      -----      ---------   --------    -------     -------       ---------

Noncurrent:
Municipal bonds                   11,013        310         37         11,286     82,702      1,676       1,325          83,053
Preferred stock                    1,511        316         32          1,795      1,511        245         131           1,625
Common stock                       3,085        935         20          4,000      2,737        396         115           3,018
Other equity investments               -          -          -              -      3,488          -         692           2,796
Other debt investments                 -          -          -              -        999          3           -           1,002
                                --------    -------      -----      ---------   --------    -------     -------       ---------
                                  15,609      1,561         89         17,081     91,437      2,320       2,263          91,494
                                $404,740    $ 2,087      $ 189      $ 406,638   $354,352    $ 2,739     $ 2,358       $ 354,733
                                ========    =======      =====      =========   ========    =======     =======       =========

     All marketable securities at April 30, 1996 are classified as available-for-sale. Proceeds from the sales of available-for-sale securities were $329,132, $299,702 and $448,978 during 1996, 1995 and 1994, respectively. Gross realized gains on those sales during 1996, 1995 and 1994 were $1,528, $7,014 and $393, respectively; gross realized losses were $386, $350 and $86, respectively.

     Contractual maturities of available-for-sale debt securities at April 30, 1996 are presented below. Since expected maturities differ from contractual maturities due to the issuers' rights to prepay certain obligations or the seller's rights to call certain obligations, the first call date, put date or auction date for municipal bonds and notes is considered the contractual maturity date.

                                     Amortized         Market
                                        Cost            Value
                                     ---------        --------
Within one year                       $376,708        $376,776
After one year through five years       10,748          11,184
After five years through 10 years       12,688          12,883
                                      --------        --------
                                      $400,144        $400,843
                                      ========        ========

PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

                                                            April 30
                                                       1996           1995
                                                     --------       --------
Land                                                 $  7,084       $  7,116
Buildings                                              87,523         50,625
Computer and other equipment                          582,815        367,420
Leasehold improvements                                 37,347         29,343
                                                     --------       --------
                                                      714,769        454,504
Less accumulated depreciation and amortization        315,195        227,056
                                                     --------       --------
                                                     $399,574       $227,448
                                                     ========       ========

     Depreciation and amortization expense for 1996, 1995 and 1994 amounted to $90,829, $62,809 and $52,091, respectively.

OTHER NONCURRENT LIABILITIES

The Company has deferred compensation plans which permit directors and certain management employees to defer portions of their compensation and earn interest on the deferred amounts. The compensation, together with Company matching of deferred amounts, has been accrued, and the only expenses related to these plans are the Company match and the interest on the deferred amounts, which are not material to the financial statements. Included in Other Noncurrent Liabilities is $31,146 at the end of 1996 and $27,112 at the end of 1995 to reflect the liability under these plans. The Company purchased whole-life insurance contracts on the related directors and employees to recover distributions made or to be made under the plans and has recorded the cash surrender value of the policies in Other Assets. If all the assumptions regarding mortality, interest rates, policy dividends and other factors are realized, the Company will ultimately realize its full investment plus a factor for the use of its money.

STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity during the three years ended April 30, 1996 are summarized below:

                                                           Convertible
                                        Common stock     preferred stock      Additional                        Treasury stock
                                  ---------------------  ----------------       paid-in       Retained     -----------------------
                                    Shares       Amount  Shares    Amount       capital       earnings       Shares         Amount
                                  -----------   -------  ------    ------      ----------     --------     ----------     ---------
Balances at May 1, 1993           108,972,699    $1,089     -         -         $101,038      $643,757     (2,617,463)    $ (95,396)
Net earnings for the year                  -         -      -         -               -        200,528             -             -
Stock options exercised                    -         -      -         -          (10,486)           -       1,677,674        60,805
Unrealized loss on translation             -         -      -         -               -         (9,110)            -             -
Acquisition of treasury shares             -         -      -         -               -             -      (1,883,816)      (68,899)
Cash dividends paid -
  $1.09 per share                          -         -      -         -               -       (115,451)            -             -
                                  -----------    ------  -------    -----       --------      --------     ----------     ---------
Balances at April 30, 1994        108,972,699     1,089     -         -           90,552       719,724     (2,823,605)     (103,490)

Net earnings for the year                  -         -      -         -               -        107,259             -             -
Stock options exercised                    -         -      -         -           (4,164)           -       1,624,843        62,161
Unrealized gain on translation             -         -      -         -               -          2,043             -             -
Acquisition of treasury shares             -         -      -         -               -             -      (2,910,900)     (114,900)
Stock issued for acquisition               -         -   401,768    $   4        54,190            -              -             -
Cumulative effect of change in
  accounting for marketable
  securities, net of taxes                 -         -      -         -               -          5,526             -             -
Change in net unrealized gain
  on marketable securities                 -         -      -         -               -         (5,291)            -             -
Cash dividends paid -
  $1.21 3/4 per share                      -         -      -         -               -       (128,838)            -             -
                                  -----------    ------  -------    -----       --------      --------     ----------     ---------
Balances at April 30, 1995        108,972,699     1,089  401,768        4        140,578       700,423     (4,109,662)     (156,229)

Net earnings for the year                  -         -        -       -               -        177,168             -             -
Stock options exercised                    -         -     3,031      -           (1,501)           -         340,395        12,957
Restricted stock granted                   -         -        -       -              (47)           -          46,370         1,763
Unrealized loss on translation             -         -        -       -               -            (50)            -             -
Acquisition of treasury shares             -         -        -       -               -             -      (1,833,200)      (71,897)
Sale of stock by subsidiary                -         -        -       -          365,664            -              -             -
Change in net unrealized gain
  on marketable securities                 -         -        -       -               -            934             -             -
Cash dividends paid -
  $1.27 1/4 per share                      -         -        -       -               -       (131,263)            -             -
                                  -----------    ------  -------    -----       --------      --------     ----------     ---------
Balances at April 30, 1996        108,972,699    $1,089  404,799    $   4       $504,694      $747,212     (5,556,097)    $(213,406)
                                  ===========    ======  =======    =====       ========      ========     ==========     =========

     The Company is authorized to issue 6,000,000 shares of Preferred Stock, without par value. At April 30, 1996, the Company had 5,595,201 shares of authorized but unissued Preferred Stock. Of the unissued shares, 600,000 shares have been designated as Participating Preferred Stock in connection with the Company's shareholder rights plan.

     On March 8, 1995, the Board of Directors authorized the issuance of a series of 500,000 shares of nonvoting Preferred Stock designated as Convertible Preferred Stock, without par value. On April 4, 1995, 401,768 shares of Convertible Preferred Stock were issued to certain shareholders of SPRY, Inc. ("SPRY" in connection with the Company's acquisition of such corporation. Each share of Convertible Preferred Stock is convertible on or after April 5, 1998 into four shares of Common Stock of the Company, subject to adjustment upon certain events. The holders of the Convertible Preferred Stock are not entitled to receive dividends paid in cash, property or securities and, in the event of any dissolution, liquidation or winding-up of the Company, will share ratably with the holders of Common Stock then outstanding in the assets of the Company after any distribution or payments are made to the holders of Participating Preferred Stock or the holders of any other class or series of stock of the Company with preference over the Common Stock.

STOCK OPTION PLANS

The Company has three stock option plans: the 1993 Long-Term Executive Compensation Plan, the 1989 Stock Option Plan for Outside Directors and a plan for eligible seasonal employees. The 1993 plan was approved by the shareholders in September 1993 to replace the 1984 Long-Term Executive Compensation Plan, which terminated at that time except with respect to outstanding awards thereunder. Under the 1993 and 1989 plans, options may be granted to selected employees and outside directors to purchase the Company's Common Stock for periods not exceeding 10 years at a price that is not less than 100% of fair market value on the date of the grant. A majority of the options are exercisable each year either starting one year after the date of the grant or on a cumulative basis at the annual rate of 33 1/3% of the total number of option shares. Other options are exercisable commencing three years after the date of the grant on a cumulative basis in annual increments of 60%, 20% and 20% of the total number of option shares.

     The plan for eligible seasonal employees, as amended, provided for the grant of options on June 30, 1996, 1995 and 1994 at the market price on the date of the grant. The options are exercisable during September in each of the two years following the calendar year of the grant.

     Changes during the years ended April 30, 1996, 1995 and 1994 under these plans were as follows:



                                                 1996             1995           1994
                                            --------------   -------------   ------------
Options outstanding, beginning of year           4,865,814       3,538,341      3,901,373
Options granted                                  3,545,692       3,912,763      2,410,317
Options exercised                                 (362,849)     (1,624,203)    (1,677,674)
Options which expired                           (1,634,729)       (961,087)    (1,095,675)
Options outstanding, end of year                 6,413,928       4,865,814      3,538,341

Shares exercisable, end of year                  4,029,301       2,727,540      2,807,255

Shares reserved for future grants,
end of year                                     13,554,594      15,465,557     18,417,233
Option prices per share:
  Exercised during the year                 $ 6.9525-39.25   $ 5.515-39.25   $5.515-35.75
  Outstanding, end of year                  $9.9688-44.375   $6.9525-44.00   $5.515-44.00



     In connection with the acquisition of SPRY, outstanding options to purchase SPRY common stock under an employee stock option plan were converted on April 4, 1995 into options to purchase 51,828 shares of the Company's Convertible Preferred Stock. During 1996, 3,031 options to purchase Convertible Preferred Stock were exercised, and 2,052 were cancelled. At April 30, 1996, 46,745 of such options were outstanding, with exercise prices ranging from $9.54 to $19.08.

     During 1996, the Company granted 46,370 shares of restricted stock at a fair market value of $37.00 per share under the 1993 Long-Term Executive Compensation Plan, of which 18,153 were vested at April 30, 1996. The remainder vests ratably over three years starting one year after the date of the grant.

SHAREHOLDER RIGHTS PLAN

On July 14, 1988, the Company's Board of Directors adopted a shareholder rights plan to deter coercive or unfair takeover tactics and to prevent a potential acquiror from gaining control of the Company without offering a fair price to all of the Company's stockholders. The plan was amended by the Board of Directors on May 9, 1990, September 11, 1991, and May 10, 1995. Under the plan, a dividend of one right (a "Right") per share was declared and paid on each share of the Company's Common Stock outstanding on July 25, 1988. As to shares issued after such date, rights automatically attach to them after their issuance.

     Under the plan, as amended, a right becomes exercisable when a person or group of persons acquires beneficial ownership of 10% or more of the outstanding shares of the Company's Common Stock without the prior written approval of the Company's Board of Directors (an "Unapproved Stock Acquisition"), and after 10 business days following the commencement of a tender offer that would result in an Unapproved Stock Acquisition. When exercisable, the registered holder of each Right may purchase from the Company one two-hundredths of a share of a new class of the Company's Participating Preferred Stock, without par value, at a price of $60.00, subject to adjustment. The registered holder of each Right then also has the right (the "Subscription Right") to purchase for the exercise price of the Right, in lieu of shares of Participating Preferred Stock, a number of shares of the Company's Common Stock having a market value equal to twice the exercise price of the Right. Following an Unapproved Stock Acquisition, if the Company is involved in a merger, or 50% or more of the Company's assets or earning power are sold, the registered holder of each Right has the right (the "Merger Right") to purchase for the exercise price of the Right a number of shares of the common stock of the surviving or purchasing company having a market value equal to twice the exercise price of the Right.

     After an Unapproved Stock Acquisition, but before any person or group of persons acquires 50% or more of the outstanding shares of the Company's Common Stock, the Board of Directors may exchange all or part of the then outstanding and exercisable Rights for Common Stock at an exchange ratio of one share of Common Stock per Right (the "Exchange"). Upon any such Exchange, the right of any holder to exercise a Right terminates. Upon the occurrence of any of the events giving rise to the exercisability of the Subscription Right or the Merger Right or the ability of the Board of Directors to effect the Exchange, the Rights held by the acquiring person or group become void as they relate to the Subscription Right, the Merger Right or the Exchange.

     The Company may redeem the Rights at a price of $.005 per Right at any time prior to an Unapproved Stock Acquisition (and after such time in certain circumstances). The Rights expire on July 25, 1998, unless extended by the Board of Directors. Until a Right is exercised, the holder thereof, as such, has no rights as a stockholder of the Company, including the right to vote or to receive dividends. The issuance of the Rights alone has no dilutive effect and does not affect reported earnings per share.

OTHER EXPENSES

Included in other expenses are the following:


                                       Year Ended April 30
                                  1996         1995         1994
                                --------     --------     --------
Royalties                       $ 77,926     $ 59,027     $ 39,827
Legal and professional            52,826       15,271       14,445
Bad debts                         27,465       13,619       24,977
Travel and entertainment          24,197       19,470       15,039
Amortization of goodwill          14,595        4,875        5,026
Taxes and licenses                 7,253        8,915       13,285
Interest                           5,529        4,060        3,798

TAXES ON EARNINGS

The components of earnings from continuing operations before taxes on earnings upon which federal and foreign income taxes have been provided are as follows:


                                       Year Ended April 30
                                  1996           1995         1994
                                --------       --------     --------
United States                   $276,586       $213,122     $276,329
Foreign                            8,708          6,874        6,855
                                --------       --------     --------
                                $285,294       $219,996     $283,184
                                ========       ========     ========


     Deferred income tax provisions (benefits) reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The current and deferred components of taxes on earnings from continuing operations is comprised of the following:

                                       Year Ended April 30
                                  1996         1995         1994
                                --------     --------     --------
Currently payable:
  Federal                       $ 47,357     $ 96,686     $ 99,419
  State                            6,047       13,511       23,347
  Foreign                          2,083        3,274        3,198
                                --------     --------     --------
                                  55,487      113,471      125,964
                                --------     --------     --------
Deferred:
  Federal                         44,926         (625)      (5,347)
  State                            5,736          (88)      (1,256)
  Foreign                          1,977          (21)        (172)
                                --------     --------     --------
                                  52,639         (734)      (6,775)
                                --------     --------     --------
                                $108,126     $112,737     $119,189
                                ========     ========     ========

     Provision is not made for possible income taxes payable upon distribution of unremitted earnings of foreign subsidiaries. Such unremitted earnings aggregated $56,695 at December 31, 1995. Management believes the cost to repatriate these earnings would not be material.

     The following table reconciles the U.S. federal income tax rate to the Company's effective tax rate:

                                                                                    Year Ended April 30
                                                                              1996         1995       1994
                                                                              -----        -----      -----
Statutory rate                                                                35.0%        35.0%       35.0%
Increases (reductions) in income taxes resulting from:
  State income taxes, net of federal income tax benefit                        2.7%         4.0%        5.1%
  Foreign taxes, net of federal income tax benefit                              .4%          .3%         .2%
  Purchased research and development                                             _         13.3%        3.1%
  Nontaxable federal income                                                    (.7%)       (2.3%)      (1.5%)
  Other                                                                         .5%          .9%         .2%
                                                                              -----        -----       -----
Effective rate                                                                37.9%        51.2%       42.1%
                                                                              =====        =====       =====
A summary of deferred income taxes follows:


                                                                                     Year Ended April 30
                                                                                     1996            1995
                                                                                   --------        --------
Gross deferred tax assets:
   Accrued expenses                                                               $(13,336)       $(14,142)
   Other                                                                               _            (2,694)
                                                                                  ---------       ---------
     Current                                                                       (13,336)        (16,836)
                                                                                  ---------       ---------
   Deferred compensation                                                           (12,155)        (10,767)
   Other                                                                               _              (757)
                                                                                  ---------       ---------
     Noncurrent                                                                    (12,155)        (11,524)
                                                                                  ---------       ---------
                                                                                   (25,491)        (28,360)
                                                                                  ---------       ---------
Gross deferred tax liabilities:
  Deferred subscriber acquisition costs                                             36,403             _
  Depreciation                                                                      20,375           9,085
  Other                                                                              2,077             _
                                                                                  ---------       ---------
     Noncurrent                                                                     58,855           9,085
                                                                                  ---------       ---------
Net deferred tax liabilities (assets)                                             $(33,364)       $(19,275)
                                                                                  =========       =========


ACQUISITIONS

On April 4, 1995, the Company acquired SPRY for $41,785 in cash and issued Convertible Preferred Stock valued at $54,194. In addition, outstanding options for SPRY common stock were converted into options for Convertible Preferred Stock valued at $5,641. The transaction was accounted for as a purchase and, accordingly, the consolidated statements of earnings includes SPRY's operations from the date of acquisition. On January 30, 1996, the Company contributed its investment in SPRY to CompuServe. In connection with the purchase, the Company acquired certain intangible assets, including software technology, tradenames and an assembled workforce totalling $11,656. These intangibles will be amortized on a straight-line basis over five years. The Company also acquired research and development projects related to SPRY's next product generation. These projects represent SPRY's research and development efforts prior to the merger, which had not yet reached the stage of technological feasibility and had no alternative future use; thus, the ultimate revenue generating capability of these projects was uncertain. The purchased research and development was valued at $83,508 using a discounted, risk-adjusted future income approach. The consolidated statements of earnings includes a charge for the purchased research and development which is not deductible for income tax purposes. The fair value of assets acquired, including intangibles, was $106,371; liabilities assumed were $4,751. Liabilities assumed and the Convertible Preferred Stock and stock options issued were non-cash items excluded from the consolidated statements of cash flows.

     On November 24, 1993, the Company acquired MECA Software, Inc. for $45,384 in cash. The transaction was accounted for as a purchase and, accordingly, the consolidated statements of earnings includes MECA's results since the date of acquisition. The purchase price has been allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition. The excess of the purchase price over the fair value of the net tangible assets acquired was $55,978, of which $25,072 was allocated to purchased research and development, $4,900 was allocated to various other intangibles including technology, software and trademarks, and the remainder was allocated to goodwill. Goodwill and other intangibles will be amortized on a straight-line basis over their estimated useful lives of three to 15 years. The consolidated statements of earnings includes a charge for the purchased research and development which is not deductible for income tax purposes. The fair value of assets acquired, including intangibles, was $62,004; liabilities assumed were $16,620. Liabilities assumed in connection with the acquisition were non-cash items excluded from the consolidated statements of cash flows.

     During fiscal 1996, 1995 and 1994, the Company made other acquisitions which were accounted for as purchases. Their operations, which are not material, are included in the consolidated statements of earnings. Pro forma results assuming MECA and SPRY had been acquired as of the beginning of the periods presented would not be materially different from reported results.

SALE OF SUBSIDIARIES

On February 20, 1996, the Company announced its intention to fully separate its wholly owned subsidiary, CompuServe. CompuServe provides computer-based information and communication services to businesses and individual owners of personal computers. The initial phase of this separation was completed on April 19, 1996 through CompuServe's initial public offering of 18,400,000 shares of its common stock at $30.00 per share, which reduced the Company's ownership in CompuServe to just over 80%. The Company did not recognize a gain on this transaction. Additional paid-in capital was increased by the change in the Company's proportionate share of CompuServe's equity as a result of the initial public offering, from which the net proceeds to CompuServe were $518,819. In its February announcement, the Company stated its intention to distribute its remaining ownership interest in CompuServe by means of a spin-off or split-off within approximately 12 months after the IPO.

     On May 1, 1995, the Company sold its wholly owned subsidiary, MECA Software, Inc., exclusive of its rights to publish TaxCut, for $35,000 cash. The sale resulted in a gain of $12,445, which is included in other income.

     On June 30, 1994, the Company sold the stock of a wholly owned subsidiary of CompuServe, Collier-Jackson, Inc., for $5,195 in cash. The operating results of Collier-Jackson, Inc. are reflected in the consolidated statements of earnings through the date of disposition, and the gain on the sale of $2,680 is included in other income.

     On January 27, 1994, the Company completed the sale of its interest in its wholly owned subsidiary, Interim Services Inc. ("Interim"), through an initial public offering of 10,000,000 shares at $20.00 per share. The net proceeds from the sale and the receipt from the retirement of a term loan to Interim amounted to $218,500. The Company recorded a net gain on the sale of the stock of $27,265. Interim's results are reflected as discontinued operations. The net sales of Interim were $399,573 for fiscal 1994.

COMMITMENTS

Substantially all of the Company's operations are conducted in leased premises. Most of the operating leases are for a one-year period with renewal options of one to three years and provide for fixed monthly rentals. Lease commitments at April 30, 1996, for fiscal 1997, 1998, 1999, 2000 and 2001 aggregated $68,741,
$50,721, $32,748, $18,201 and $10,570, respectively, with no significant commitments extending beyond that period of time. The Company's rent expense for the years 1996, 1995 and 1994 aggregated $78,745, $70,377 and $63,655, respectively.

     The Company maintains a year-round $150,000 line of credit to support various financial activities conducted by Block Financial Corporation and a $25,000 line of credit to fulfill short-term cash requirements of CompuServe.

QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                             Fiscal 1996 Quarter Ended
                                               -----------------------------------------------------
                                               April 30,       Jan. 31,       Oct. 31,     July 31,
                                                 1996            1996           1995         1995
                                               ----------      ---------     ----------   ----------
Revenues                                        $925,502       $312,072       $223,913     $218,114
                                                ========       ========       ========     ========
Earnings (loss) before provision
  for income taxes (benefits)                   $299,163       $ (8,882)      $(13,470)    $  8,483
Provision for income taxes
(benefits)                                       113,452         (3,411)        (5,172)       3,257
                                                --------       --------       --------     --------
Net earnings (loss)                             $185,711       $ (5,471)      $ (8,298)    $  5,226
                                                ========       ========       ========     ========

Earnings (loss) per share                       $   1.75       $   (.05)      $   (.08)    $    .05
                                                ========       ========       ========     ========




                                                              Fiscal 1995 Quarter Ended
                                                 ---------------------------------------------------
                                                  April 30,     Jan. 31,      Oct. 31,      July 31,
                                                    1995          1995          1994          1994
                                                 -----------   -----------  -----------   ----------
Revenues                                           $774,047     $268,014      $172,857     $145,400
                                                   ========     ========      ========     ========
Earnings (loss) before provision
for income taxes (benefits)                        $213,720     $ 13,102      $ (2,029)    $ (4,797)
Provision for income taxes
(benefits)                                          110,333        5,018          (777)      (1,837)
                                                   --------     --------      --------     --------
Net earnings (loss)                                $103,387     $  8,084      $ (1,252)    $ (2,960)
                                                   ========     ========      ========     ========
Earnings (loss) per share                              $.97         $.08         $(.01)       $(.03)
                                                   ========     ========      ========     ========

The Company recorded a charge to earnings of $83,508 ($.79 per share) for purchased research and development in the fourth quarter of fiscal 1995.

SEGMENT INFORMATION

The principal business activity of the Company is providing services to the general public and business community. It operates in the following industry segments:

     Tax Services: This segment is engaged in providing tax return preparation, filing and related services to the general public on a fee basis. Revenues are seasonal in nature and represent fees of company-owned offices and royalties from franchised offices.

     Computer Services: This segment is engaged in providing computer information and networking services to corporations and individual computer owners via a proprietary data network and host servers located in Columbus and Dublin, Ohio.

     Financial Services: This segment provides and invests primarily in financial services delivery technology and the related financial services delivered by that technology as well as financial services associated with Tax Services and its typical customer. It sponsors credit cards and other financial services to existing CompuServe and Tax Services customers.
This segment also provides personal productivity software to the general public.

     Identifiable Assets: Identifiable assets are those assets, including the excess of cost over fair value of net tangible assets acquired, associated with each segment of the Company's operations. The remaining assets are classified as corporate assets and consist primarily of cash, marketable securities and corporate equipment.

        Information concerning the Company's operations by industry segment for the years ended April 30, 1996, 1995 and 1994 is as follows:


                                                      1996           1995           1994
                                                   ----------     ----------     ----------
REVENUES:
  Tax Services                                     $  831,455     $  729,718     $  755,526
  Computer Services                                   793,165        582,793        429,885
  Financial Services                                   48,887         35,909         42,097
  Intersegment Sales                                   (8,010)       (12,500)       (13,185)
                                                   ----------     ----------     ----------
Total operating revenues                            1,665,497      1,335,920      1,214,323
  Investment income                                    10,468         23,703         15,256
  Corporate                                             3,636            695          9,098
                                                   ----------     ----------     ----------
Total Revenues                                     $1,679,601     $1,360,318     $1,238,677
                                                   ==========     ==========     ==========
OPERATING PROFIT:
  Tax Services                                     $  194,771     $  147,740     $  198,719
  Computer Services                                    87,836        150,109        102,317
  Financial Services                                    5,077         (5,788)         9,428
                                                   ----------     ----------     ----------
Total operating profit                                287,684        292,061        310,464
  Investment income                                    10,468         23,703         15,256
  Purchased research and development                      -          (83,508)       (25,072)
  Unallocated corporate and administrative            (12,858)       (12,260)       (17,464)
                                                   ----------     ----------     ----------
Earnings from Continuing Operations Before Taxes   $  285,294      $ 219,996     $  283,184
                                                   ==========     ==========     ==========

DEPRECIATION AND AMORTIZATION:
  Tax Services                                     $   23,499      $  21,991     $   24,899
  Computer Services                                    78,683         42,639         29,876
  Financial Services                                    8,929          2,992          2,277
  Corporate                                               129             62             65
                                                   ----------     ----------     ----------
Total Depreciation and Amortization                $  111,240      $  67,684     $   57,117
                                                   ==========     ==========     ==========

IDENTIFIABLE ASSETS:
  Tax Services                                     $  141,031      $  117,560    $  122,473
  Computer Services                                   950,671         310,393       204,791
  Financial Services                                  208,489         186,859       110,935
  Corporate                                           455,700         482,501       655,046
                                                   ----------     -----------    ----------
Total Assets                                       $1,755,891      $1,097,313    $1,093,245
                                                   ==========     ===========    ==========

CAPITAL EXPENDITURES:
  Tax Services                                     $   36,724      $   26,033    $   11,411
  Computer Services                                   227,710          99,690        73,359
  Financial Services                                      938           2,135           615
  Corporate                                               354              45           126
                                                   ----------     -----------    ----------
Total Capital Expenditures                         $  265,726      $  127,903    $   85,511
                                                   ==========     ===========    ==========


SUBSEQUENT EVENTS

Subsequent to April 30, 1996, CompuServe, certain officers and directors of CompuServe, and the Company were named as defendants in three purported class action lawsuits. Each suit alleges similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering. One suit also alleges violations of the Ohio Securities Code and common law of negligent misrepresentation. Relief sought is unspecified but includes pleas for rescission and damages. Also subsequent to April 30, 1996, an action for discovery was filed solely against CompuServe. In such action the plaintiff seeks factual support for a possible fourth claim relating to initial public offering disclosures. The defendants intend to vigorously defend these suits.

     In July 1996, the Company's Board of Directors approved a plan to spin off the Company's remaining ownership interest in CompuServe on or about
November 1, 1996, subject to, among other things, shareholder approval at the September 1996 annual meeting. On August 28, 1996, the Company's
Board of Directors decided not to present the proposed spin-off of CompuServe to the Company's shareholders at the annual meeting. This decision was based, in part, on CompuServe's reported first quarter and projected second quarter losses, market uncertainties relating to the online industry, and the planned September introduction of new interfaces for the CompuServe Information Service and WOW! The net assets and operating results of CompuServe have been reclassified from discontinued operations to continuing operations in the accompanying financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has been no change in the registrant's accountants during the two most recent fiscal years or any subsequent interim time period.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by this item is contained in the Company's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 1996, in the section titled "Election of Directors" and in
Item 4a of Part I of this report, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information called for by this item is contained in the Company's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 1996, in the sections entitled "Directors' Meetings, Compensation and Committees" and "Compensation of Executive Officers," and is incorporated herein by reference, except that information contained in the section entitled "Compensation of Executive Officers" under the subtitles "Performance Graph" and "Compensation Committee Report on Executive Compensation" is not incorporated herein by reference and is not to be deemed "filed" as part of this filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this item is contained in the Company's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 1996, in the section titled "Election of Directors" and in the section titled "Information Regarding Security Holders," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this item is contained in the Company's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 1996, in the section titled "Election of Directors," and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) 1.      Financial Statements
                The following consolidated financial statements of H&R Block, Inc., and subsidiaries, and the Independent Auditor's Report are contained in Item 8 of this report, above:
                Consolidated Statements of Earnings
                Consolidated Balance Sheets
                Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements
                Quarterly Financial Data
                Independent Auditors' Report
        2.      Financial Statement Schedules
                Independent Auditors' Report
                Schedule VIII - Valuation and Qualifying Accounts
                Schedules not filed herewith are either not applicable, the information is not material or the informa-
               tion is set forth in the financial statements or notes thereto.


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

        10(o) Letter dated June 18, 1996, revising the compensatory arrangement for George T. Robson, Senior Vice President, Chief Financial Officer and Treasurer of the Company.

        11      Statement re Computation of Per Share Earnings.

        13 That portion of the annual report to security holders for the fiscal year ended April 30, 1996 which is expressly incorporated by reference in this filing.

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

                                                 H&R BLOCK, INC.

        September 26, 1996                       By /s/ Frank L. Salizzoni
                                                 -------------------------
                                                 Frank L. Salizzoni, President
                                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                             Title
        ---------                             -----

/s/ Frank L. Salizzoni                   President, Chief
-----------------------                  Executive Officer and
Frank L. Salizzoni                       Director (principal executive officer)


/s/ G. Kenneth Baum                      Director
-----------------------
G. Kenneth Baum

/s/ Henry W. Bloch                       Director
-----------------------
Henry W. Bloch

/s/ Robert E. Davis                      Director
-----------------------
Robert E. Davis

/s/ Donna R. Ecton                       Director
-----------------------
Donna R. Ecton

/s/ Henry F. Frigon                      Director
-----------------------
Henry F. Frigon

/s/ Roger W. Hale                        Director
-----------------------
Roger W. Hale

                   (Signed as to each on September 26, 1996)

     Signature                         Title
     ---------                         -----

/s/ Marvin L. Rich                   Director
---------------------
Marvin L. Rich

/s/ Morton I. Sosland                Director
---------------------
Morton I. Sosland

/s/ George T. Robson                 Senior Vice President,
---------------------                Chief Financial Officer
George T. Robson                     and Treasurer (principal
                                     financial officer)


/s/ Cheryl L. Givens                 Assistant Vice President
---------------------                and Corporate Controller
Cheryl L. Givens                     (principal accounting
                                     officer)


                   (Signed as to each on September 26, 1996)

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Post-Effective Amendment No. 4 to Registration Statement No. 33-185 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issued under the 1984 Long-Term Executive Compensation Plan) on Form S-8, Registration Statement No. 33-33889 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issuable under the 1989 Stock Option Plan for Outside Directors) on Form S-8, Registration Statement No. 33-54985 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issued under the 1993 Long-Term Executive Compensation Plan) on Form S-8, Registration Statement No. 33-64147 of H&R Block, Inc. and subsidiaries (relating to shares of Delayed Convertible Preferred Stock issuable under the Spry, Inc. 1995 Stock Option Plan) on Form S-8, and Registration Statement No. 333-09577 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issuable under the Third Stock Option Plan for Seasonal Employees) on Form S-8 of our reports dated June 18, 1996, except for the "Subsequent Events" note to the consolidated financial statements as to which the date is September 26, 1996, appearing in and incorporated by reference in this Annual Report on Form 10-K/A of H&R Block, Inc. and subsidiaries for the year ended April 30, 1996.


/s/Deloitte & Touche LLP

Kansas City, Missouri
September 26, 1996

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
H&R Block, Inc.
Kansas City, Missouri

We have audited the consolidated financial statements of H&R Block, Inc. and subsidiaries as of April 30, 1996 and 1995 and for each of the three years in the period ended April 30, 1996, and have issued our report thereon dated June 18, 1996, except for the "Subsequent Events" note to the consolidated financial statements as to which the date is September 26, 1996; such consolidated financial statements and report are included in Item 8 of this report. Our audits also included the financial statement schedule of H&R Block, Inc. and subsidiaries, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Kansas City, Missouri
September 26, 1996

H&R Block, Inc. and Subsidiaries
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
Years ended April 30, 1996, 1995 and 1994


                                                                Additions
                                                        ------------------------
                                                         Charged
                                        Balance          to Costs       Charged                          Balance
                                       Beginning           and             to                             at End
        Description                     of Period        Expenses        Other          Deductions       of Period
--------------------------------       ------------     -----------     --------        -----------     -----------
Allowance for Doubtful Accounts_
deducted from accounts receivable
in the balance sheet

        1996                            $ 7,274,000     $27,465,000     $   -           $26,891,000     $ 7,848,000
                                        ===========     ===========     ========        ===========     ===========
        1995                            $12,744,000     $13,619,000     $   -           $19,089,000     $ 7,274,000
                                        ===========     ===========     ========        ===========     ===========
        1994                            $12,000,000     $24,977,000     $   -           $24,233,000     $12,744,000
                                        ===========     ===========     ========        ===========     ===========


                                EXHIBIT INDEX


10(o) Letter dated June 18, 1996, revising the compensatory arrangement for George T. Robson, Senior Vice President, Chief Financial Officer and Treasurer of the Company.

   11  Statement re Computation of Per Share Earnings.

   21  Subsidiaries of the Company.

   27  Financial Data Schedule.