Form 10-Q
period 1996-10-31
H&R BLOCK INC
filed 1996-12-16
CIK 12659

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

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

Yes  X        No
    ----         ----
The number of shares outstanding of the registrant's Common Stock, without par value, at December 6, 1996 was 104,022,952 shares.

                               TABLE OF CONTENTS



                                                                                                         Page
                                                                                                         ----
PART I         Financial Information

               Consolidated Balance Sheets
                  October 31, 1996 (Unaudited) and
                  April 30, 1996 (Audited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1


               Consolidated Statements of Operations
                  Three Months Ended October 31, 1996 and 1995 (Unaudited)  . . . . . . . . . . . . .      2
                  Six Months Ended October 31, 1996 and 1995 (Unaudited)  . . . . . . . . . . . . . .      3


               Consolidated Statements of Cash Flows
                  Six Months Ended October 31, 1996 and 1995 (Unaudited)  . . . . . . . . . . . . . .      4


               Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . . . . . . . . .      5


               Management's Discussion and Analysis of Financial
                  Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . .      8


PART II        Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19


SIGNATURES          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22

                                H&R BLOCK, INC.
                          CONSOLIDATED BALANCE SHEETS
                   Amounts in Thousands, Except Share Amounts

                                                                            OCTOBER 31,      APRIL 30,
                                                                               1996            1996
                                                                               ----            ----
                              ASSETS                                        (Unaudited)      (Audited)
CURRENT ASSETS
  Cash (including certificates of deposit of $10,492 and $22,093)           $   211,514      $   339,055
  Marketable securities                                                          89,523          389,557
  Receivables, less allowance for doubtful accounts of $11,462 and $7,848       416,970          333,734
  Prepaids and other current assets                                              74,165           59,912
                                                                            -----------      -----------
    TOTAL CURRENT ASSETS                                                        792,172        1,122,258

INVESTMENTS AND OTHER ASSETS
  Investments in marketable securities                                           32,625           17,081
  Excess of cost over fair value of net tangible assets acquired,
    net of amortization                                                          82,502           61,141
  Deferred subscriber acquisition costs, net of amortization                     50,213           96,636
  Other                                                                          65,948           59,201
                                                                            -----------      -----------
                                                                                231,288          234,059

PROPERTY AND EQUIPMENT, at cost less accumulated
  depreciation and amortization                                                 432,328          399,574
                                                                            -----------      -----------
                                                                            $ 1,455,788      $ 1,755,891
                                                                            ===========      ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                             $   183,360      $    72,651
  Accounts payable, accrued expenses and deposits                               172,258          201,320
  Accrued salaries, wages and payroll taxes                                      16,280          109,870
  Accrued taxes on income                                                         3,892           94,406
                                                                            -----------      -----------
    TOTAL CURRENT LIABILITIES                                                   375,790          478,247

DEFERRED INCOME TAXES                                                            33,205           46,700

OTHER NONCURRENT LIABILITIES                                                     40,761           38,222

MINORITY INTEREST                                                               135,713          153,129

STOCKHOLDERS' EQUITY
  Common stock, no par, stated value $.01 per share                               1,089            1,089
  Convertible preferred stock, no par, stated value $.01 per share                    4                4
  Additional paid-in capital                                                    502,675          504,694
  Retained earnings                                                             556,420          747,212
                                                                            -----------      -----------
                                                                              1,060,188        1,252,999
  Less cost of 4,944,321 and 5,556,097 shares of common stock
    in treasury                                                                 189,869          213,406
                                                                            -----------      -----------
                                                                                870,319        1,039,593
                                                                            -----------      -----------
                                                                            $ 1,455,788      $ 1,755,891
                                                                            ===========      ===========




                 See Notes to Consolidated Financial Statements

                                H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           Unaudited, Amounts in Thousands, Except Per Share Amounts


                                                                               THREE MONTHS ENDED
                                                                               ------------------
                                                                                  OCTOBER 31,
                                                                                  -----------
                                                                            1996               1995
                                                                            ----               ----
REVENUES
    Service revenues                                                $    247,817       $    216,463
    Franchise royalties                                                    4,390              3,582
    Other income                                                           1,243              1,001
                                                                    ------------       ------------
                                                                         253,450            221,046
                                                                    ------------       ------------
OPERATING EXPENSES
    Employee compensation and benefits                                    72,405             61,523
    Occupancy and equipment                                              133,553             89,727
    Marketing and advertising                                             88,618             16,572
    Supplies, freight and postage                                         11,352             17,931
    Other                                                                 88,785             51,630
                                                                    ------------       ------------
                                                                         394,713            237,383
                                                                    ------------       ------------

Operating loss                                                          (141,263)           (16,337)

OTHER INCOME
    Investment income                                                      4,664              2,867
                                                                    ------------       ------------

Loss before income taxes and minority interest                          (136,599)           (13,470)

Income tax benefit                                                       (50,940)            (5,172)
                                                                    ------------       ------------

Net loss before minority interest                                        (85,659)            (8,298)

Minority interest in consolidated subsidiary                             (11,531)                 -
                                                                    ------------       ------------

Net earnings (loss)                                                 $    (74,128)      $     (8,298)
                                                                    ============       ============


Weighted average number of common shares outstanding                     104,017            103,950
                                                                    ============       ============

Net loss per share                                                  $       (.71)      $       (.08)
                                                                    ============       ============

Dividends per share                                                 $        .32       $        .32
                                                                    ============       ============





                 See Notes to Consolidated Financial Statements

                                H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           Unaudited, Amounts in Thousands, Except Per Share Amounts


                                                                                  SIX MONTHS ENDED
                                                                                  ----------------
                                                                                   OCTOBER 31,
                                                                                   -----------
                                                                            1996                 1995
                                                                            ----                 ----
REVENUES
    Service revenues                                               $      471,530        $     415,810
    Franchise royalties                                                     6,207                4,977
    Other income                                                            2,971                1,621
                                                                   --------------        -------------
                                                                          480,708              422,408
                                                                   --------------        -------------
OPERATING EXPENSES
    Employee compensation and benefits                                    140,728              116,427
    Occupancy and equipment                                               258,283              171,238
    Marketing and advertising                                             120,219               20,149
    Supplies, freight and postage                                          21,559               33,142
    Other                                                                 182,213              106,058
                                                                   --------------        -------------
                                                                          723,002              447,014
                                                                   --------------        -------------

Operating loss                                                           (242,294)             (24,606)

OTHER INCOME
    Investment income                                                      11,738                7,174
    Other                                                                       -               12,445
                                                                   --------------        -------------
                                                                           11,738               19,619
                                                                   --------------        -------------

Loss before income taxes and minority interest                           (230,556)              (4,987)

Income tax benefit                                                        (86,786)              (1,915)
                                                                   --------------        -------------

Net loss before minority interest                                        (143,770)              (3,072)

Minority interest in consolidated subsidiary                              (17,416)                   -
                                                                   --------------        -------------

Net loss                                                           $     (126,354)       $      (3,072)
                                                                   ==============        =============


Weighted average number of common shares outstanding                      103,920              104,423
                                                                   ==============        =============


Net loss per share                                                 $        (1.22)       $        (.03)
                                                                   ==============        =============

Dividends per share                                                $          .64        $       .6325
                                                                   ==============        =============





                 See Notes to Consolidated Financial Statements

                                H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Unaudited, Amounts in Thousands


                                                                                    SIX MONTHS ENDED
                                                                                    ----------------
                                                                                      OCTOBER 31,
                                                                                      -----------
                                                                               1996           1995
                                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                              $  (126,354)  $     (3,072)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                        72,587         49,811
          Amortization of deferred subscriber acquisition costs                86,255          2,821
          Gain on sale of subsidiaries                                              -        (12,445)
          Deferred subscriber acquisition costs                               (39,832)       (28,920)
          Provision for deferred taxes on earnings                            (14,404)        17,749
          Other noncurrent liabilities                                          2,539          2,813
          Minority interest                                                   (17,416)             -
          Changes in:
              Receivables                                                     (83,236)        (4,388)
              Prepaid expenses                                                (13,344)       (37,629)
              Accounts payable, accrued expenses and deposits                 (30,106)       (15,003)
              Accrued salaries, wages and payroll taxes                       (93,590)       (46,872)
              Accrued taxes on income                                         (90,583)       (75,575)
                                                                          -----------   ------------
    NET CASH USED IN OPERATING ACTIVITIES                                    (347,484)      (150,710)
                                                                          -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of marketable securities                                       (132,471)      (354,642)
    Maturities of marketable securities                                       417,167        607,353
    Purchases of property and equipment                                       (94,962)      (101,156)
    Excess of cost over fair value of net tangible assets acquired,
        net of cash acquired                                                   (9,711)        (2,626)
    Proceeds from sale of subsidiary                                                -         35,000
    Other, net                                                                 (6,727)        11,577
                                                                          -----------   ------------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                                 173,296        195,506
                                                                          -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments of notes payable                                            (2,039,130)      (665,412)
    Proceeds from issuance of notes payable                                 2,149,839        676,715
    Dividends paid                                                           (66,374)       (65,112)
    Payments to acquire treasury shares                                             -        (59,453)
    Proceeds from stock options exercised                                       2,312          7,522
                                                                          -----------   ------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        46,647       (105,740)
                                                                          -----------   ------------

NET DECREASE IN CASH                                                         (127,541)       (60,944)
CASH AT BEGINNING OF PERIOD                                                   339,055         90,248
                                                                          -----------   ------------
CASH AT END OF PERIOD                                                     $   211,514   $     29,304
                                                                          ===========   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Income taxes paid                                                     $    18,201   $     55,909
    Interest paid                                                               3,378          1,455





                 See Notes to Consolidated Financial Statements

                                H&R BLOCK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Unaudited, dollars in thousands, except share data


1. The Consolidated Balance Sheet as of October 31, 1996, the Consolidated Statements of Operations for the three and six months ended October 31, 1996 and 1995, and the Consolidated Statements of Cash Flows for the six months ended October 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1996 and for all periods presented have been made.

    Prior year amounts have been reclassified to conform to current year presentation.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A, Amendment Number 1, for the fiscal year ended April 30, 1996.

    Operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Thus, the six month results are not indicative of results to be expected for the year.

2. Other expenses for the six months ended October 31, 1996 include charges totaling $25,563 recorded by the Computer Services segment. The current quarter includes a charge of $7,850 due to the planned withdrawal of the WOW! online service from the marketplace as of January 31, 1997, and the previous quarter includes a charge of $17,713 due to the estimated loss on the potential sale or other disposition of certain assets and business operations of a corporate computer software group; the consolidation of certain U.S.-based staff functions and office facilities; the renegotiation of certain third-party customer service agreements; and the write-off of certain obsolete software costs for billing and customer service systems.

3. In October 1996, the Computer Services segment changed its rate of amortization of deferred subscriber acquisition costs to more closely correlate with recent trends in subscriber retention rates and member net revenues. The new rate of amortization is 50% in the first three months, 30% over the next nine months, and 20% in the subsequent year, compared to the previous policy of 60% in the first 12 months and 40% in the subsequent year. In conjunction with this change in amortization rates, the Computer Services segment recorded an acceleration of amortization of previously deferred CompuServe Interactive Service subscriber acquisition costs totaling $34,500. Additionally, all previously deferred subscriber acquisition costs for WOW! and Sprynet, totaling $8,321 and $2,560, respectively, were written off due to the costs to service these high usage, flat-priced services. As stated above, the WOW! online service will be withdrawn from service in January 1997. All future subscriber costs for Sprynet will be expensed as incurred. The total $45,381 adjustment of deferred subscriber acquisition costs is included in marketing expenses for the six months ended October 31, 1996.

4. On July 16, 1996, the Company's Board of Directors approved a plan to spin-off the Company's remaining ownership interest of approximately 80.1% in CompuServe Corporation ("CompuServe") on or about November 1, 1996. The spin-off was subject to, among other things, shareholder approval at the Company's annual meeting on September 11, 1996 and a favorable ruling from the Internal Revenue Service as to the tax-free nature of the distribution.

    On August 28, 1996, the Company's Board of Directors decided not to present the proposed spin-off to shareholders at the September 1996 annual meeting. This decision was based, in part, on CompuServe's reported first quarter and projected second quarter losses, market uncertainties related to the online industry and the planned September introduction of new interfaces for CompuServe Interactive Service and WOW!

5. During the six months ended October 31, 1996, the net unrealized holding gain on available-for-sale securities increased $137 to $1,306.

6. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

7. Net loss per common share is based on the weighted average number of shares outstanding during each period. The weighted average shares outstanding for the six months ended October 31, 1996 declined to 103,920,000 from 104,423,000 last year, due to repurchase of outstanding shares, principally in the second quarter of the prior fiscal year, partially offset by the issuance of treasury shares for stock option exercises and franchise acquisitions this fiscal year.

8. During the six months ended October 31, 1996 and 1995, the Company issued 50,045 and 200,327 shares, respectively, pursuant to provisions for exercise of stock options under its stock option plans. During the six months ended October 31, 1995 the Company acquired 1,555,500 shares of its common stock at an aggregate cost of $59,453,000.

9. In June 1996, a purported shareholder class action complaint was filed against CompuServe and the Company in the Court of Common Pleas, Franklin County, Ohio, entitled Greenfield v. CompuServe Corporation et al. A second purported shareholder class action suit was filed in July 1996 against CompuServe and the Company in the United States District Court for the Southern District of Ohio, entitled Romine v. CompuServe Corporation, et al. A third purported shareholder class action suit was filed in August 1996 against CompuServe, the Company and the lead underwriters in CompuServe's initial public offering of its common stock in April 1996 (the "IPO") in United States District Court for the District of Minnesota, entitled Acker v. CompuServe Corporation, et al, but the plaintiffs have since voluntarily dismissed this suit and plan to join the plaintiffs in the Romine suit. The complaints in these three cases also name certain officers and directors of CompuServe at the time of the IPO as additional defendants. Each suit alleges similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to the IPO. The Greenfield suit also alleges similar violations of the Ohio Securities Code and common law of negligent misrepresentation. Relief sought is unspecified but includes pleas for rescission and damages. In August 1996, an action for discovery was filed solely against CompuServe on behalf of a shareholder in the Court of Common Pleas, Franklin County, Ohio, in a matter entitled Schnipper v. CompuServe Corporation, seeking factual support for a possible additional claim relating to disclosures in connection with the IPO. The defendants are vigorously defending these suits.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 4, respectively.

Working capital decreased from $644.0 million at April 30, 1996 to $416.4 million at October 31, 1996. The working capital ratio at October 31, 1996 is 2.1 to 1, compared to 2.3 to 1 at April 30, 1996. The decrease in working capital and working capital ratio must be viewed in the context of the Company's business which is seasonal, with peak activity in the fourth quarter, due to the nature of the Company's Tax Services segment. Tax return preparation occurs almost entirely in the fourth quarter and has the effect of increasing certain assets and liabilities during this time.

The Company has no long-term debt. However, the Company maintains seasonal lines of credit to support short-term borrowing facilities in the United States and Canada. During the months of January through April the Company's Canadian Tax Services regularly incurs short-term borrowings to purchase refunds due its clients. Block Financial Corporation (BFC), a wholly-owned subsidiary of the Company, incurs short-term borrowings throughout the year to fund receivables associated with its credit card, home equity loans and other financial service programs. At October 31, 1996, short-term borrowings used to fund credit card loans, home equity loans and other programs totaled $183.4 million, compared to $72.7 million at April 30, 1996.

BFC recently obtained a $1.25 billion back-up credit facility to support their various financial activities over the next twelve months; however, this facility will reduce to a $400 million year-round credit facility on April 30, 1997. During the upcoming tax season, BFC plans to use short-term borrowings to purchase a participating interest of 40 percent in certain Refund Anticipation Loans ("RALs") offered through Beneficial National Bank. RALs are loans that are expected to be retired by an income tax refund.

CompuServe Corporation ("CompuServe"), a majority-owned subsidiary of the Company, maintains a $25 million line of credit to fulfill short-term cash requirements. This facility expires in June 1997, subject to renewal.

The Company's capital expenditures and dividend payments during the first six months were funded through internally-generated funds and the proceeds from CompuServe's initial public offering of its common stock in April 1996. The Company has obtained a $50 million credit facility to support seasonal working capital needs from December 1996 through February 1997.

On July 16, 1996, the Company's Board of Directors approved a plan to spin-off the Company's remaining interest of approximately 80.1% in CompuServe on or about November 1, 1996. The spin-off was subject to, among other things, shareholder approval at the Company's annual meeting on September 11, 1996 and a favorable ruling from the Internal Revenue Service as to the tax-free nature of the distribution.

In the quarter ended July 31, 1996, CompuServe incurred a nonrecurring pretax charge of $17.7 million relating to the potential sale or other disposition of certain assets and business operations of a corporate computer software group; the consolidation of U.S.-based staff functions and office facilities; the renegotiation of certain third-party customer service agreements; and the write-off of certain obsolete software costs for billing and customer service systems.

On August 28, 1996, the Company's Board of Directors decided not to present the proposed spin-off to shareholders at the September 1996 annual meeting. This decision was based, in part, on CompuServe's reported first quarter and projected second quarter losses, market uncertainties related to the online industry and the planned September introduction of new interfaces for CompuServe Interactive Service and WOW!

In October 1996, CompuServe changed its rate of amortization of deferred subscriber acquisition costs to more closely correlate with the recent trends in subscriber retention rates and member net revenues. As a result, CompuServe recorded accelerated amortization of previously deferred CompuServe Interactive Service subscriber acquisition costs of $34.5 million in the current quarter. Additionally, CompuServe wrote-off all previously deferred WOW! and Sprynet subscriber acquisition costs totaling $8.3 million and $2.5 million, respectively, due to the high costs to service these high usage, flat-priced services.

On November 21, 1996, CompuServe announced a shift in its marketing emphasis to build on its leadership in the small-business professional and technical market sectors, and focus on profitable segments in the consumer markets. As a part of this shift, CompuServe will be withdrawing its family-oriented WOW! online service effective January 31, 1997, resulting in an additional nonrecurring pretax charge of $7.9 million in the second quarter of fiscal 1997.

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

                THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO
                      THREE MONTHS ENDED OCTOBER 31, 1995
                             (AMOUNTS IN THOUSANDS)

                                                    Revenues                       Earnings (loss)
                                                    --------                       ---------------
                                              1996             1995             1996             1995
                                              ----             ----             ----             ----
Computer services                     $    214,343      $   188,373     $     (92,115)   $     22,072

Tax services                                30,805           27,602           (41,576)        (34,351)

Financial services                           9,984            6,815            (2,090)         (1,504)

Unallocated corporate                          318              255            (3,081)         (2,554)

Corporate investment income                      -                -             2,263           2,867

Intersegment sales                          (2,000)          (1,999)                -               -
                                      ------------      -----------     -------------    ------------

                                      $    253,450      $   221,046          (136,599)        (13,470)
                                      ============      ===========

Income tax benefit                                                            (50,940)         (5,172)
                                                                        -------------    ------------
Net loss before minority interest                                             (85,659)         (8,298)

Minority interest                                                             (11,531)              -
                                                                        -------------    ------------

Net loss                                                                $     (74,128)   $     (8,298)
                                                                        =============    ============

Consolidated revenues for the three months ended October 31, 1996 increased 14.7% to $253.450 million from $221.046 million reported last year. The increase is primarily due to greater revenues reported by the Computer Services segment.

The consolidated pretax loss before minority interest for the second quarter of fiscal 1997 increased to $136.599 million from $13.470 million in the second quarter of last year. The significant change in the second quarter loss is attributable to the Computer Services segment which experienced decreased average revenue per member resulting from the reduced pricing structure introduced in September 1995, a nonrecurring pretax charge of $7.850 million due to the planned withdrawal of the WOW! online service, an acceleration of amortization of previously deferred CompuServe Interactive Service subscriber acquisition costs of $34.500 million, and the write-off of previously deferred WOW! and Sprynet subscriber acquisition costs totaling $8.321 million and $2.560 million, respectively.

The net loss was $74.128 million, or $.71 per share, compared to $8.298 million, or $.08 per share, for the same period last year.

An analysis of operations by segment follows.

COMPUTER SERVICES

Revenues increased 13.8% to $214.343 million from $188.373 million in the comparable period last year, due to increases in Interactive Services and Network Services revenues. Interactive Services revenues were 8.4% better than last year as a result of an increase in the number of international subscribers. The number of CompuServe Interactive Service ("CSi") subscribers at October 31, 1996, exclusive of the Japanese licensee, increased 11.5% to
2.992 million from 2.684 million last year. Average monthly CSi total revenue per subscriber decreased 14.1% to $15.06 for the quarter ended October 31, 1996, compared to $17.54 for last year's second quarter. This decrease is primarily due to the new pricing structure implemented in September 1995. Average monthly CSi total revenue per subscriber includes revenues from fees, usage, product sales, online advertising, mall, magazine and CD-ROM subscriptions.

Network Services revenues were 33.5% better than last year due to an increase in the number of network customers and increased usage by existing customers. The number of network customers increased 22.9% over last year to 1,061. Commercial customer hours increased to 24.650 million hours this quarter from
10.728 million in last year's comparable quarter.

Operating expenses increased 87.6% to $308.838 million from $164.639 million last year. Over half of the increase is attributable to a $73.907 million increase in marketing expenses this quarter compared to last year. Marketing expenses this quarter include an acceleration of amortization of previously deferred CSi subscriber acquisition costs of $34.500 million. The amortization rate was accelerated to more closely correlate with recent trends in subscriber retention rates and member net revenues. All previously deferred WOW! and Sprynet subscriber acquisition costs totaling $8.321 million and $2.560 million, respectively, were written off, reflecting the high costs to service these high usage, flat-priced services. Costs directly associated with service revenues increased $55.150 million to $146.185 million as a result of increased network hours, higher outsourced customer service costs and additional customer service and network operations staff to support significant world-wide customer growth during the past year. Online subscriber hours increased 54.0% to 38.276 million hours for the second quarter of fiscal 1997 from 24.853 million hours in the comparable period last year. Also included in the current quarter is a nonrecurring pretax charge of $7.850 million related to the withdrawal of the WOW! online service.

The pretax loss was $92.115 million, compared to pretax earnings of $22.072 million in the second quarter of fiscal 1996. The current quarter pretax loss includes investment income of $2.380 million earned on the remaining IPO proceeds.

TAX SERVICES

Revenues increased 11.6% to $30.805 million from $27.602 million last year, due to an increase in the number of tax returns prepared and an increase in the average charge which is a continuation of a pricing strategy adopted last fiscal year.

The pretax loss increased 21.0% to $41.576 million from $34.351 million in the second quarter of last year, due to first-time expenses in operating acquired franchises and competitors, investment in field management and existing offices, with the remainder due to normal inflationary and volume-related increases.

FINANCIAL SERVICES

Revenues increased 46.5% to $9.984 million from $6.815 million in the same period last year. Credit card revenues increased 27.0% to $7.736 million from $6.091 million in the prior year. Second quarter fiscal 1997 includes revenues of $1.338 million from mortgage operations. Mortgage operations began in the third quarter of fiscal 1996.

The pretax loss increased to $2.090 million from $1.504 million in the second quarter of fiscal 1996, due to higher bad debt and interest expense related to increases in the credit card portfolio and new mortgage loan portfolio, partially offset by lower marketing and advertising which decreased due to timing differences of marketing campaigns between this year and last year.

INVESTMENT INCOME

Investment income decreased 21.1% to $2.263 million from $2.867 million last year. The decrease resulted from less funds available for investment and lower short-term interest rates in fiscal 1997.

CORPORATE AND ADMINISTRATIVE EXPENSES

The corporate and administrative pretax loss for the second quarter increased 20.6% to $3.081 million from $2.554 million in the comparable period last year. The increase resulted from higher shareholder-related expenses, a $100 thousand fee paid during this quarter to increase the number of authorized shares from 200 million to 400 million, and $247 thousand of expenses associated with the planned spin-off of the Company's remaining investment in CompuServe (see discussion under the Financial Condition section of Management's Discussion and Analysis).

        THREE MONTHS ENDED OCTOBER 31, 1996 (SECOND QUARTER) COMPARED TO
                THREE MONTHS ENDED JULY 31, 1996 (FIRST QUARTER)
                             (AMOUNTS IN THOUSANDS)

                                                Revenues                        Earnings (loss)
                                     ------------------------------     ------------------------------
                                        2nd Qtr          1st Qtr          2nd Qtr           1st Qtr
                                        -------          -------          -------           -------
Computer services                     $  214,343       $  208,642       $  (92,115)       $  (48,070)

Tax services                              30,805           12,282          (41,576)          (45,229)

Financial services                         9,984            8,224           (2,090)           (1,022)

Unallocated corporate                        318              109           (3,081)           (3,579)

Corporate investment income                    -                -            2,263             3,943

Intersegment sales                        (2,000)          (1,999)               -                 -
                                      -----------      -----------      -----------       -----------
                                      $  253,450       $  227,258         (136,599)          (93,957)
                                      ===========      ===========

Income tax benefit                                                         (50,940)          (35,846)
                                                                        -----------       -----------

Net loss before minority interest                                          (85,659)          (58,111)

Minority interest                                                          (11,531)           (5,885)
                                                                        -----------       -----------

Net loss                                                                $  (74,128)       $  (52,226)
                                                                        ===========       ===========



Consolidated revenues increased 11.5% to $253.450 million from $227.258 million in the first quarter of fiscal 1997. The increase is primarily due to higher revenues generated by the Tax Services segment related to the Australian tax filing season and higher revenues from the Computer Services segment.

The consolidated pretax loss before minority interest increased 45.4% to $136.599 million from $93.957 million for the three months ended July 31, 1996. The increase is largely due to expenses recorded by the Computer Services segment this quarter related to the planned withdrawal of the WOW! online service, the accelerated amortization of previously deferred CompuServe Interactive Service subscriber acquisition costs and the write-off of previously deferred WOW! and Sprynet deferred subscriber acquisition costs.

The net loss was $74.128 million, or $.71 per share, compared to $52.226 million, or $.50 per share, for the first quarter of fiscal 1997.

An analysis of operations by segment follows.

COMPUTER SERVICES

Revenues increased 2.7% to $214.343 million from $208.642 million reported in the first quarter of fiscal 1997. The increase is due to greater revenues generated by the Interactive Services and Network Services divisions, offset by a decline in other revenues. Interactive Services and Network Services revenues for the three months ended October 31, 1996 increased 1.9% and 7.3%, respectively, as compared to the first quarter of fiscal 1997. Interactive Services revenues grew due to higher service usage which increased per-member revenues. The growth in Interactive Services is due to customer acquisitions, net of the effect of the new pricing structure implemented in September 1995. The growth in Network Services resulted from increasing usage and new customers.

The pretax loss increased 91.6% to $92.115 million from $48.070 million reported in the first quarter of fiscal 1997 due to the $7.850 million nonrecurring pretax charge related to the planned withdrawal of the WOW! online service and the accelerated amortization of previously deferred CompuServe Interactive Service subscriber acquisition costs of $34.500 million and the write-off of previously deferred WOW! and Sprynet deferred subscriber acquisition costs of $8.321 million and $2.560 million, respectively.

TAX SERVICES

Revenues increased to $30.805 million from $12.282 million in the first quarter of fiscal 1997. The increase partially resulted from the onset of the tax season in Australia, which contributed revenues of approximately $11.5 million. U.S. revenues increased approximately $7.7 million due to tuition tax school fees earned in the second quarter and increased sales of supplies to franchisees, both of which are seasonal.

The pretax loss decreased 8.1% to $41.576 million from $45.229 million reported for the three months ended July 31, 1996. The decrease is due to earnings reported by Australian tax operations from its fiscal 1997 tax season partially offset by an increased loss in U.S. tax operations.

FINANCIAL SERVICES

Revenues increased 21.4% to $9.984 million from $8.224 million for the three months ended July 31, 1996, due to increased revenues associated with growth in credit cards outstanding and higher revolving balances, as well as increased mortgage loan receivables.

The pretax loss increased to $2.090 million from $1.022 million for the first quarter of fiscal 1997, due to higher interest and bad debt expenses related to the growth in credit card and mortgage loan portfolios. Marketing and advertising expenses increased over the prior quarter due to the timing of credit card, software and online services marketing campaigns.

INVESTMENT INCOME

Investment income decreased 42.6% to $2.263 million from $3.943 million earned for the three months ended July 31, 1996, due to the resources required to fund operations during the Tax Services segment's off-season.

CORPORATE AND ADMINISTRATIVE EXPENSES

The corporate and administrative pretax loss decreased 13.9% to $3.081 million from $3.579 million in the first quarter of fiscal 1997, resulting from decreased employee costs, insurance and spin-off expenses, partially offset by increased shareholder-related expenses and the fee paid to increase the number of authorized shares.

              SIX MONTHS ENDED OCTOBER 31, 1996 (FYTD) COMPARED TO
                    SIX MONTHS ENDED OCTOBER 31, 1995 (FYTD)
                             (AMOUNTS IN THOUSANDS)

                                                  Revenues                        Earnings (loss)
                                        --------------------------------   --------------------------------
                                            1996             1995              1996             1995
                                            ----             ----              ----             ----
Computer services                       $   422,985      $   374,923      $   (140,185)     $    66,202

Tax services                                 43,087           37,558           (86,805)         (75,570)

Financial services                           18,208           13,107            (3,112)           1,980

Unallocated corporate                           427              830            (6,660)          (4,773)

Corporate investment income                       -                -             6,206            7,174

Intersegment sales                           (3,999)          (4,010)                -                -
                                        ------------     ------------     -------------     ------------
                                        $   480,708      $   422,408          (230,556)          (4,987)
                                        ============     ============

Income tax benefit                                                             (86,786)          (1,915)
                                                                          -------------     ------------

Net loss before minority interest                                             (143,770)          (3,072)

Minority interest                                                              (17,416)               -
                                                                          -------------     ------------

Net loss                                                                  $   (126,354)     $    (3,072)
                                                                          =============     =============



Consolidated revenues for the six months ended October 31, 1996 increased 13.8% to $480.708 million from $422.408 million reported last year. The increase is principally due to greater revenues reported by all operating segments.

The consolidated pretax loss before minority interest increased to $230.556 million from $4.987 million in the comparable period last year. The increased loss is largely due to the Computer Services segment which experienced a decline in average revenue per member primarily due to last year's pricing structure change, recorded nonrecurring pretax charges of $25.563 million and had an increase in marketing expenses due to an acceleration of previously deferred CompuServe Interactive Service subscriber acquisition costs of $34.500 million and the write-off of previously deferred WOW! and Sprynet subscriber acquisition costs of $8.321 million and $2.560 million, respectively, in this fiscal year.

The net loss was $126.354 million, or $1.22 per share, compared to $3.072 million, or $.03 per share, for the comparable period last year.

An analysis of operations by segment follows.

COMPUTER SERVICES

Revenues increased 12.8% to $422.985 million from $374.923 million last year due to increases in both Interactive Services and Network Services revenues. Interactive Services revenues were

6.9% better than last year. The growth is due to an increase in customers and usage, offset by a pricing structure change introduced in September 1995. The number of CompuServe Interactive Service ("CSi") subscribers at October 31, 1996, exclusive of the Japanese licensee, increased 11.5% to 2.992 million from
2.684 million last year. Average monthly CSi total revenue per subscriber decreased 19.3% to $14.76 for the six months ended October 31, 1996, from $18.28 for the comparable prior year period. Network Services revenues were 32.5% better than last year, due to increasing usage and new customers. The number of network customers increased 22.9% over last year to 1,061.
Commercial customer hours increased to 44.194 million from 20.458 million at October 31, 1995.

Operating expenses increased 86.1% to $568.681 million from $305.583 million last year. Costs directly associated with service revenues increased $112.616 million, or 65.0%, as a result of increased network hours and higher outsourced customer service costs and additional customer service and network operations staff to support significant world-wide customer growth during the past year. Online subscriber hours increased 67.5% to 76.387 million hours for the six months ended October 31, 1996, from 45.602 million hours for the comparable prior year period. Marketing expenses for the six months increased $105.361 million over last year primarily due to an acceleration of amortization of previously deferred CSi subscriber acquisition costs of $34.500 million, the write-off of previously deferred WOW! and Sprynet subscriber acquisition costs of $8.321 million and $2.560 million, respectively, and the scheduled amortization of deferred subscriber acquisition costs. The current six months also include nonrecurrent charges totaling $25.563 million before taxes. A nonrecurring pretax charge of $17.713 million was recorded in the first quarter related to the estimated loss on the potential sale or other disposition of certain assets and business operations of a corporate computer software group; the consolidation of certain U.S.-based staff functions and office facilities; the renegotiation of certain third-party customer service agreements; and the write-off of certain obsolete software costs for billing and customer service systems. The second quarter of fiscal 1997 includes a nonrecurring pretax charge of $7.850 million related to the withdrawal of the WOW! online service from the marketplace as of January 31, 1997.

The pretax loss was $140.185 million, compared to pretax earnings of $66.202 million last year. The current fiscal year pretax loss includes investment income of $5.511 million earned on the remaining IPO proceeds.

TAX SERVICES

Revenues increased 14.7% to $43.087 million from $37.558 million last year, due to an increase in the number of tax returns prepared and an increase in the average charge which is a continuation of a pricing strategy adopted last fiscal year partially offset by lower tuition tax school fees in the U.S.

The pretax loss increased 14.9% to $86.805 million from $75.570 million last year, due to first-time expenses in operating acquired franchises and competitors, investment in field management and existing offices, with the remainder due to normal inflationary and volume-related increases.

FINANCIAL SERVICES

Revenues increased 38.9% to $18.208 million from $13.107 million last year. Credit card revenues increased 22.0% to $14.533 million from $11.909 million in the prior year. The six months ended October 31, 1996, include revenues of $1.901 million from mortgage operations. Mortgage operations began in the third quarter of fiscal 1996.

The pretax loss was $3.112 million, compared to pretax earnings of $1.980 million for the comparable prior year period. Last year's results included a gain on the sale of MECA Software, Inc. of $12.445 million, partially offset by a write-down of impaired assets associated with the tax preparation software business of $8.389 million. Exclusive of these items, the pretax loss increased from a loss of $2.076 million primarily due to increased bad debt and interest expense related to the growth in the credit card portfolio and the new mortgage operations.

INVESTMENT INCOME

Investment income decreased 13.5% to $6.206 million from $7.174 million last year. The decrease resulted from less funds available for investment and lower short-term interest rates in fiscal 1997.

CORPORATE AND ADMINISTRATIVE EXPENSES

The corporate and administrative pretax loss increased 39.5% to $6.660 million from $4.773 million last year, due to increased insurance and shareholder-related expenses, a $100 thousand fee paid in the current fiscal year to increase the number of authorized shares and expenses of $782 thousand associated with the planned spin-off of the Company's remaining investment in CompuServe (see discussion under the Financial Condition section of the Management's Discussion and Analysis).

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The lawsuits discussed herein were reported in the Form 10-Q for the first quarter of fiscal year 1997. In June 1996, a purported shareholder class action complaint was filed against CompuServe Corporation ("CompuServe") and the registrant in the Court of Common Pleas, Franklin County, Ohio, in a case entitled Greenfield v. CompuServe Corporation, et al. A second purported shareholder class action suit was filed in July 1996 against CompuServe and the registrant in the United States District Court for the Southern District of Ohio in a case entitled Romine v. CompuServe Corporation, et al. A third purported shareholder class action suit was filed in August 1996 against CompuServe, the registrant and the lead underwriters in CompuServe's initial public offering of its common stock in April 1996 (the "IPO") in the United States District Court for the District of Minnesota in a case entitled Acker v. CompuServe Corporation, et al., but the plaintiffs in such case have since voluntarily dismissed the suit and plan to join as plaintiffs in the Romine suit. The complaints in these three cases also name certain officers and directors of CompuServe at the time of the IPO as additional defendants. Each suit alleges similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to the IPO. The Greenfield suit also alleges similar violations of the Ohio Securities Code and common law of negligent misrepresentation. Relief sought is unspecified, but includes pleas for rescission and damages. In August 1996, an action for discovery was filed solely against CompuServe on behalf of a shareholder in the Court of Common Pleas, Franklin County, Ohio, in a matter entitled Schnipper v. CompuServe Corporation, seeking factual support for a possible additional claim relating to IPO disclosures. The defendants are vigorously defending these suits.

ITEM 2. CHANGES IN SECURITIES.

The registrant's Articles of Incorporation, as amended and restated, were further amended, effective upon the filing of the Certificate of Amendment with the Secretary of State of Missouri on September 18, 1996, to increase the number of authorized shares of Common Stock, without par value, from 200,000,000 shares to 400,000,000 shares. The aggregate number of shares of all classes of stock which the registrant now has authority to issue is 406,000,000, with the 400,000,000 authorized shares of Common Stock and 6,000,000 authorized shares of a class designated Preferred Stock, without par value. The amendment to the Articles of Incorporation was approved by the shareholders of the registrant at the annual meeting of shareholders held on September 11, 1996. The resolution approved by the shareholders is set forth in Item 4 to this Form 10- Q. The Certificate of Amendment of Articles of Incorporation of H&R Block, Inc. is filed as Exhibit 3(a) to this Form 10-Q and the Restated Articles of Incorporation, incorporating all amendments thereto are filed as Exhibit 3(b) to this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders of the registrant was held on September 11, 1996. At such meeting, three Class I directors were elected to serve three-year terms. In addition, the resolutions set forth below were submitted to a vote of shareholders. With respect to the election of directors and the adoption of each resolution, the number of votes cast for, against or withheld, and the number of abstentions or nonvotes were as follows:

         Election of Class I Directors
         -----------------------------

         Nominee                                    Votes FOR                 Votes WITHHELD
         ---------                                  ---------                 --------------
         Henry W. Bloch                             84,063,803                    1,144,786
         Robert E. Davis                            84,026,423                    1,182,166
         Frank L. Salizzoni                         84,015,383                    1,193,206

         Approval of Amendment to Articles of Incorporation
         --------------------------------------------------

         The following resolution was adopted by a vote of 74,527,720 shares in favor of such resolution, 10,073,557 shares against such resolution and 607,312 shares abstaining. The resolution states:

                 "RESOLVED, That ARTICLE THREE of the Articles of Incorporation of H&R Block, Inc., as heretofore amended, be further amended by deleting the first sentence thereof in its entirety and substituting therefor the following:

                                 'ARTICLE THREE

                 The aggregate number of shares of all classes of stock which the corporation shall have authority to issue is 406,000,000, divided into two classes as follows:

                        (i) 400,000,000 shares of a class designated Common
                 Stock, without par value; and

                        (ii) 6,000,000 shares of a class designated Preferred
                 Stock, without par value.'"


         Adoption of the H&R Block Short-Term Incentive Plan
         ---------------------------------------------------

         The following resolution was adopted by a vote of 81,325,253 shares in favor of such resolution, 2,947,119 shares against such resolution and 936,217 shares abstaining:

                          "RESOLVED, That the H&R Block Short-Term Incentive
                 Plan included as Appendix D to the proxy statement relating to this meeting is hereby adopted and approved."

         Appointment of Auditors
         -----------------------

         The following resolution was adopted by a vote of 83,986,416 shares in favor of such resolution, 946,603 shares against such resolution and 275,570 shares abstaining:

                          "RESOLVED, That the appointment of Deloitte & Touche
                 LLP as the independent auditors for H&R Block, Inc., and its subsidiaries for the year ending April 30, 1997, is hereby ratified, approved and confirmed."

At the close of business on July 12, 1996, the record date for the annual meeting of shareholders, there were 103,993,072 shares of Common Stock of the registrant outstanding and entitled to vote at the meeting. There were 85,208,589 shares represented at the annual meeting of shareholders held on September 11, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         (3)(a) Certificate of Amendment of Articles of Incorporation of H&R Block, Inc. effective September 18, 1996.

         (3)(b) Restated Articles of Incorporation of H&R Block, Inc., as amended to the date of this Form 10-Q.

         (10)(a)      H&R Block Short-Term Incentive Plan.

         (10)(b) Employment Agreement dated October 11, 1996, between the registrant and Frank L. Salizzoni.

         (27)         Financial Data Schedule.

(b)      Reports on Form 8-K

         A Form 8-K, Current Report, dated August 28, 1996, was filed by the registrant reporting as an "Other Event" the registrant's issuance of a press release announcing that its Board of Directors had decided not to present to shareholders at its September 11, 1996 annual meeting the proposed spin-off of CompuServe Corporation. The press release was included as Exhibit 99.1 to the Form 8-K. No financial statements were filed as a part of the Form 8-K. Except for the Form 8-K dated August 28, 1996, the registrant did not file any reports on Form 8-K during the second quarter of fiscal year 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      H&R BLOCK, INC.
                                       -----------------------------------------
                                                        (Registrant)



DATE    12/12/96                       BY            /s/ George T. Robson
     -----------                          -------------------------------------
                                                       George T. Robson
                                                    Senior Vice President,
                                                   Chief Financial Officer
                                                         and Treasurer



DATE    12/12/96                       BY           /s/ Patrick D. Petrie
     -----------                         ---------------------------------------
                                                       Patrick D. Petrie
                                         Vice President and Corporate Controller