Form 10-Q
period 1997-01-31
H&R BLOCK INC
filed 1997-03-17
CIK 12659

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

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

Yes   X     No
    -----      ----

The number of shares outstanding of the registrant's Common Stock, without par value, at March 7, 1997 was 104,042,145 shares.

                               TABLE OF CONTENTS



                                                                                                         Page
                                                                                                         ----
PART I         Financial Information

               Consolidated Balance Sheets
                  January 31, 1997 (Unaudited) and
                  April 30, 1996 (Audited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1


               Consolidated Statements of Operations
                  Three Months Ended January 31, 1997 and 1996 (Unaudited)  . . . . . . . . . . . . .      2
                  Nine Months Ended January 31, 1997 and 1996 (Unaudited)   . . . . . . . . . . . . .      3


               Consolidated Statements of Cash Flows
                  Nine Months Ended January 31, 1997 and 1996 (Unaudited)   . . . . . . . . . . . . .      4


               Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . . . . . . . . .      5


               Management's Discussion and Analysis of Financial
                  Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . .      8


PART II        Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .     19

                                H&R BLOCK, INC.
                          CONSOLIDATED BALANCE SHEETS
                   AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                                                                   JANUARY 31,     APRIL 30,
                                                                                      1997           1996
                                                                                      ----           ----
                             ASSETS                                                (UNAUDITED)     (AUDITED)
CURRENT ASSETS
   Cash (including certificates of deposit of $444 and $22,093)                  $     199,539  $    339,055
   Marketable securities                                                                70,382       389,557
   Receivables, less allowance for doubtful accounts of $15,058
      and $7,848                                                                       680,087       333,734
   Prepaids and other current assets                                                    97,733        59,912
                                                                                 -------------  ------------
      TOTAL CURRENT ASSETS                                                           1,047,741     1,122,258

INVESTMENTS AND OTHER ASSETS
   Investments in marketable securities                                                 31,759        17,081
   Excess of cost over fair value of net tangible assets acquired,
      net of amortization                                                               89,960        61,141
   Deferred subscriber acquisition costs, net of amortization                           46,127        96,636
   Other                                                                                70,209        59,201
                                                                                 -------------  ------------
                                                                                       238,055       234,059
PROPERTY AND EQUIPMENT, at cost less accumulated
   depreciation and amortization                                                       433,016       399,574
                                                                                 -------------  ------------
                                                                                 $   1,718,812  $  1,755,891
                                                                                 =============  ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                                                 $     461,020  $     72,651
   Accounts payable, accrued expenses and deposits                                     175,107       201,320
   Accrued salaries, wages and payroll taxes                                            51,976       109,870
   Accrued taxes on earnings                                                              -           94,406
                                                                                 -------------  ------------
      TOTAL CURRENT LIABILITIES                                                        688,103       478,247

DEFERRED INCOME TAXES                                                                   31,924        46,700

OTHER NONCURRENT LIABILITIES                                                            42,302        38,222

MINORITY INTEREST                                                                      132,884       153,129

STOCKHOLDERS' EQUITY
   Common stock, no par, stated value $.01 per share                                     1,089         1,089
   Convertible preferred stock, no par, stated value $.01 per share                          4             4
   Additional paid-in capital                                                          502,436       504,694
   Retained earnings                                                                   509,191       747,212
                                                                                 -------------  ------------
                                                                                     1,012,720     1,252,999
   Less cost of 4,924,855 and 5,556,097 shares of common stock
      in treasury                                                                      189,121       213,406
                                                                                 -------------  ------------
                                                                                       823,599     1,039,593
                                                                                 -------------  ------------
                                                                                 $   1,718,812  $  1,755,891
                                                                                 =============  ============

               See Notes to Consolidated Financial Statements

                                H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                              THREE MONTHS ENDED
                                                                              ------------------
                                                                                   JANUARY 31,
                                                                                   -----------
                                                                             1997               1996
                                                                             ----               ----
REVENUES
    Service revenues                                                   $     346,233       $     296,060
    Franchise royalties                                                       10,279               9,068
    Other income                                                               6,552               6,717
                                                                       -------------       -------------
                                                                             363,064             311,845
                                                                       -------------       -------------
OPERATING EXPENSES
    Employee compensation and benefits                                       120,245             105,124
    Occupancy and equipment                                                  145,408              98,738
    Marketing and advertising                                                 36,485              21,151
    Supplies, freight and postage                                             21,458              29,812
    Other                                                                     86,561              66,129
                                                                       -------------       -------------
                                                                             410,157             320,954
                                                                       -------------       -------------

Operating loss                                                               (47,093)             (9,109)

OTHER INCOME
    Investment income, net                                                     3,008                 227
                                                                       -------------       -------------

Loss before income taxes and minority interest                               (44,085)             (8,882)

Income tax benefit                                                           (15,930)             (3,411)
                                                                       -------------       -------------

Net loss before minority interest                                            (28,155)             (5,471)

Minority interest in consolidated subsidiary                                  (2,829)               -
                                                                       -------------       -------------

Net loss                                                               $     (25,326)      $      (5,471)
                                                                       =============       =============


Weighted average number of common shares outstanding                         104,041             103,361
                                                                       =============       =============

Net loss per share                                                     $        (.24)      $        (.05)
                                                                       =============       =============

Dividends per share                                                    $         .20       $         .32
                                                                       =============       =============


               See Notes to Consolidated Financial Statements

                                H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                NINE MONTHS ENDED
                                                                                -----------------
                                                                                   JANUARY 31,
                                                                                   -----------
                                                                             1997               1996
                                                                             ----               ----
REVENUES
    Service revenues                                                   $     817,763       $     711,871
    Franchise royalties                                                       16,486              14,045
    Other income                                                               9,523               8,337
                                                                       -------------       -------------
                                                                             843,772             734,253
                                                                       -------------       -------------
OPERATING EXPENSES
    Employee compensation and benefits                                       260,973             221,551
    Occupancy and equipment                                                  403,691             269,976
    Marketing and advertising                                                156,704              41,300
    Supplies, freight and postage                                             43,017              62,954
    Other                                                                    268,774             172,187
                                                                       -------------       -------------
                                                                           1,133,159             767,968
                                                                       -------------       -------------

Operating loss                                                              (289,387)            (33,715)

OTHER INCOME
    Investment income, net                                                    14,746               7,401
    Other, net                                                                  -                 12,445
                                                                       -------------       -------------
                                                                              14,746              19,846
                                                                       -------------       -------------

Loss before income taxes and minority interest                              (274,641)            (13,869)

Income tax benefit                                                          (102,716)             (5,326)
                                                                       -------------       -------------

Net loss before minority interest                                           (171,925)             (8,543)

Minority interest in consolidated subsidiary                                 (20,245)               -
                                                                       -------------       -------------

Net loss                                                               $    (151,680)      $      (8,543)
                                                                       =============       =============


Weighted average number of common shares outstanding                         103,960             104,069
                                                                       =============       =============

Net loss per share                                                     $       (1.46)      $        (.08)
                                                                       =============       =============

Dividends per share                                                    $         .84       $       .9525
                                                                       =============       =============


               See Notes to Consolidated Financial Statements.

                                H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        UNAUDITED, AMOUNTS IN THOUSANDS

                                                                                     NINE MONTHS ENDED
                                                                                     -----------------
                                                                                        JANUARY 31,
                                                                                        -----------
                                                                                   1997             1996
                                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                  $    (151,680)    $      (8,543)
   Adjustments to reconcile net loss to net cash
          used in operating activities:
      Depreciation and amortization                                                110,628            74,528
      Amortization of deferred subscriber acquisition costs                        104,276             9,267
      Gain on sale of subsidiary                                                     -               (12,445)
      Deferred subscriber acquisition costs                                        (53,767)          (74,876)
      Provision for deferred taxes on earnings                                     (11,152)           34,258
      Other noncurrent liabilities                                                   4,080             4,318
      Minority interest                                                            (20,245)             -
      Changes in:
          Receivables                                                             (346,353)          (90,460)
          Prepaid expenses                                                         (41,445)          (30,384)
          Accounts payable, accrued expenses and deposits                          (27,257)           14,597
          Accrued salaries, wages and payroll taxes                                (57,894)          (27,229)
          Accrued taxes on earnings                                                (94,622)          (97,867)
                                                                             -------------     -------------
   NET CASH USED IN OPERATING ACTIVITIES                                          (585,431)         (204,836)
                                                                             -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of marketable securities                                             (171,763)         (356,855)
   Maturities of marketable securities                                             476,711           676,895
   Purchases of property and equipment                                            (129,884)         (180,829)
   Excess of cost over fair value of net tangible assets acquired,
      net of cash acquired                                                         (19,524)          (11,264)
   Proceeds from sale of subsidiary                                                  -                35,000
   Other, net                                                                      (13,635)          (22,158)
                                                                             -------------     -------------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                                       141,905           140,789
                                                                             -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of notes payable                                                  (3,147,413)       (1,452,392)
   Proceeds from issuance of notes payable                                       3,535,782         1,647,510
   Dividends paid                                                                  (87,180)          (99,813)
   Payments to acquire treasury shares                                               -               (71,897)
   Proceeds from stock options exercised                                             2,821            11,072
                                                                             -------------     -------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                       304,010            34,480
                                                                             -------------     -------------

NET DECREASE IN CASH                                                              (139,516)          (29,567)
CASH AT BEGINNING OF PERIOD                                                        339,055            90,248
                                                                             -------------     -------------
CASH AT END OF PERIOD                                                        $     199,539     $      60,681
                                                                             =============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Income taxes paid                                                         $      18,695     $      58,281
   Interest paid                                                                     6,989             2,898


               See Notes to Consolidated Financial Statements.

                                H&R BLOCK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Unaudited, dollars in thousands, except share data


1. The Consolidated Balance Sheet as of January 31, 1997, the Consolidated Statements of Operations for the three and nine months ended January 31, 1997 and 1996, and the Consolidated Statements of Cash Flows for the nine months ended January 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1997 and for all periods presented have been made.

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

2. Other expenses for the nine months ended January 31, 1997 include charges totaling $25,563 recorded by the Computer Services segment. The second quarter includes a charge of $7,850 due to the withdrawal of the WOW! online service from the marketplace as of January 31, 1997. The first quarter includes a charge of $17,713 due to the potential sale or other disposition of certain assets and business operations of a corporate computer software group; the consolidation of certain U.S.-based staff functions and office facilities; the renegotiation of certain third-party customer service agreements; and the write-off of certain obsolete software costs for billing and customer service systems.

3. In October 1996, the Computer Services segment changed its rate of amortization of deferred subscriber acquisition costs to more closely correlate with recent trends in subscriber retention rates and member net revenues. The new rate of amortization is 50% in the first three months, 30% in the next nine months, and 20% in the subsequent year, compared to the previous policy of 60% in the first 12 months and 40% in the subsequent year. In conjunction with this change in amortization rates, the Computer Services segment accelerated amortization of previously deferred CompuServe Interactive Service subscriber acquisition costs of $34,500 in the second quarter. Additionally, all previously deferred subscriber acquisition costs for WOW! and SPRYNET, totaling $8,321 and $2,560, respectively, were written off in the second quarter due to the costs to service these high usage, flat-priced services. All future subscriber acquisition costs for SPRYNET will be expensed as incurred. The total $45,381 adjustment of deferred subscriber acquisition costs is included in marketing expenses for the nine months ended January 31, 1997.

4. On July 16, 1996, the Company's Board of Directors approved a plan to spin off the Company's remaining ownership interest of approximately 80.1% in CompuServe Corporation (CompuServe) on or about November 1, 1996. The spin-off was subject to, among other things, shareholder approval at the Company's annual meeting on September 11, 1996 and a favorable ruling from the Internal Revenue Service as to the tax-free nature of the distribution.

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

5. During the nine months ended January 31, 1997, the net unrealized holding gain on available-for-sale securities increased $235 to $1,404.

6. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

7. Net loss per common share is based on the weighted average number of shares outstanding during each period. The weighted average shares outstanding for the nine months ended January 31, 1997 declined to 103,960,000 from 104,069,000 last year, due to repurchase of outstanding shares, principally in the second quarter of the prior fiscal year, partially offset by the issuance of treasury shares for stock option exercises and a franchise acquisition this fiscal year.

8. During the nine months ended January 31, 1997 and 1996, the Company issued 69,511 and 318,108 shares, respectively, pursuant to provisions for exercise of stock options under its stock option plans. During the nine months ended January 31, 1996, the Company reacquired 1,833,200 shares of its common stock at an aggregate cost of $71,897.

9. In June 1996, a purported shareholder class action complaint was filed against CompuServe and the Company in the Court of Common Pleas, Franklin County, Ohio, entitled Greenfield v. CompuServe Corporation et al. A second purported shareholder class action suit was filed in July 1996 against CompuServe and the Company in the United States District Court for the Southern District of Ohio, entitled Romine v. CompuServe Corporation, et al. A third purported shareholder class action suit was filed in August 1996 against CompuServe, the Company and the lead underwriters in CompuServe's initial public offering of its common stock in April 1996 (the
    IPO) in United States District Court for the District of Minnesota, entitled Acker v. CompuServe Corporation, et al, but the plaintiffs later voluntarily dismissed this suit and joined the plaintiffs in the Romine suit. The complaints in the Greenfield and Romine cases also name certain officers and directors of CompuServe at the time of the IPO as additional defendants. Each suit alleges similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to the IPO. The Greenfield suit also alleges similar violations of the Ohio Securities Code and common law of negligent misrepresentation. Relief sought is unspecified but includes pleas for rescission and damages. In August 1996, an action for discovery was filed solely against CompuServe on behalf of a shareholder in the Court of Common Pleas, Franklin County, Ohio, in a matter entitled Schnipper v. CompuServe Corporation, seeking factual support for a possible additional claim relating to disclosures in connection with the IPO. The defendants are vigorously defending these suits.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 4, respectively.

Working capital decreased from $644.0 million at April 30, 1996 to $359.6 million at January 31, 1997. The working capital ratio at January 31, 1997 is
1.52 to 1, compared to 2.3 to 1 at April 30, 1996. The decrease in working capital and working capital ratio must be viewed in the context of the Company's business which is seasonal, with peak activity in the fourth quarter, due to the nature of the Company's Tax Services segment. Tax return preparation occurs almost entirely in the fourth quarter and has the effect of increasing certain assets and liabilities during this time.

The Company has no long-term debt. However, the Company maintains seasonal lines of credit to support short-term borrowing facilities in the United States and Canada. During the months of January through April, the Company's Canadian Tax Services regularly incurs short-term borrowings to purchase refunds due its clients.

Block Financial Corporation (BFC), a wholly-owned subsidiary of the Company, incurs short-term borrowings throughout the year to fund receivables associated with its credit card, home equity loan and other financial service programs. During January through April this year, BFC will use short-term borrowings to purchase a participating interest of 40 percent in certain Refund Anticipation Loans (RALs) through a ten-year agreement with Beneficial National Bank. RALs are loans that are expected to be retired by income tax refunds. In December 1996, BFC obtained a $1.25 billion back-up credit facility to support their various financial activities over the next twelve months; however, this facility will reduce to a $400 million year-round credit facility on April 30, 1997.

CompuServe Corporation (CompuServe), a majority-owned subsidiary of the Company, maintains a $25 million line of credit to fulfill short-term cash requirements. This facility expires in June 1997, subject to renewal.

The Company's capital expenditures and dividend payments during the first nine months were funded through internally-generated funds, the proceeds from CompuServe's initial public offering of its common stock in April 1996 and, to a lesser extent, short-term borrowing. The Company obtained a $50 million credit facility to support seasonal working capital needs from December 1996 through February 1997.

At January 31, 1997, short-term borrowings used to fund credit card loans, home equity loans, other programs and operations totaled $461.0 million, compared to $72.7 million at April 30, 1996.

On July 16, 1996, the Company's Board of Directors approved a plan to spin off the Company's remaining ownership interest of approximately 80.1% in CompuServe on or about November 1, 1996. The spin-off was subject to, among other things, shareholder approval at the Company's annual meeting on September 11, 1996 and a favorable ruling from the Internal Revenue Service as to the tax-free nature of the distribution.

In the first quarter, CompuServe incurred a nonrecurring pretax charge of $17.7 million relating to the potential sale or other disposition of certain assets and business operations of a corporate computer software group; the consolidation of U.S.-based staff functions and office facilities; the renegotiation of certain third-party customer service agreements; and the write-off of certain obsolete software costs for billing and customer service systems.

On August 28, 1996, the Company's Board of Directors announced its decision not to present the proposed spin-off to shareholders at the September 1996 annual meeting. This decision was based, in part, on CompuServe's reported first quarter and projected second quarter losses, market uncertainties related to the online industry and the planned September introduction of new interfaces for CompuServe Interactive Service and WOW!

On November 21, 1996, CompuServe announced a shift in its marketing emphasis to build on its leadership in the small-business professional and technical market sectors, and focus on profitable segments in the consumer markets. As a part of this shift, CompuServe withdrew its family-oriented WOW! online service effective January 31, 1997, which resulted in an additional nonrecurring pretax charge of $7.9 million in the second quarter of fiscal 1997.

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

                THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO
                      THREE MONTHS ENDED JANUARY 31, 1996
                             (AMOUNTS IN THOUSANDS)

                                                     Revenues                         Earnings (loss)
                                                ---------------------              ---------------------
                                                1997             1996              1997             1996
                                                ----             ----              ----             ----
Computer services                          $     210,975    $     203,032     $     (21,667)    $      22,121
Tax services                                     123,863           97,581           (27,192)          (29,393)
Financial services                                32,590           12,750             7,795             2,112
Unallocated corporate                                183              483            (3,678)           (3,949)
Corporate investment income                          -                -                 657               227
Intersegment sales                                (4,547)          (2,001)              -                -
                                           -------------    -------------     -------------     -------------
                                           $     363,064    $     311,845           (44,085)           (8,882)
                                           =============    =============
Income tax benefit                                                                  (15,930)           (3,411)
                                                                              -------------     -------------
Net loss before minority interest                                                   (28,155)           (5,471)
Minority interest                                                                    (2,829)             -
                                                                              -------------     -------------
Net loss                                                                      $     (25,326)    $      (5,471)
                                                                              =============     =============

Consolidated revenues for the three months ended January 31, 1997 increased 16.4% to $363.064 million from $311.845 million reported last year. The increase is primarily due to greater revenues reported by the Tax Services and Financial Services segments.

The consolidated pretax loss before minority interest for the third quarter of fiscal 1997 increased to $44.085 million from $8.882 million in the third quarter of last year. The increase in the third quarter loss is attributable to the Computer Services segment, which incurred a pretax loss of $21.667 million compared to pretax earnings of $22.121 million in the third quarter of last year.

The net loss was $25.326 million, or $.24 per share, compared to $5.471 million, or $.05 per share, for the same period last year.

An analysis of operations by segment follows.

COMPUTER SERVICES

Revenues increased 3.9% to $210.975 million from $203.032 million in the comparable period last year, due to increases in Network Services revenues. Network Services revenues of $65.239 million were 27.4% better than last year due to an increase in the number of network customers and increased usage by existing customers. The number of network customers increased 24% over last year to 1,151. Commercial customer hours increased to 14.160 million hours this quarter from 10.873 million in last year's comparable quarter.

Interactive Services revenues of $138.506 million declined 2.1% compared to last year as a result of a relatively flat membership base coupled with a decline in usage. The number of CompuServe Interactive Service (CSi) subscribers at January 31, 1997, exclusive of the Japanese licensee, decreased 3.2% to 2.892 million from 2.989 million last year. Average monthly CSi total revenue per subscriber decreased 9.8% to $15.22 for the quarter ended January 31, 1997, compared to $16.88 for last year's third quarter. This decrease is primarily due to decreased usage by the membership base. Average monthly CSi total revenue per subscriber includes revenues from fees, usage, product sales, online advertising, mall, magazine and CD-ROM subscriptions.

Operating expenses increased 26.5% to $234.987 million from $185.785 million last year. Over half of the increase is attributable to a $30.419 million increase in costs directly associated with service revenues this quarter compared to last year. The increase is primarily a result of increased network hours, higher outsourced customer service costs and the write-off of obsolete equipment. Online subscriber hours, including CSi and SPRYNET, increased 11.6% to 37.808 million hours for the third quarter of fiscal 1997 from 33.874 million hours in the comparable period last year. Depreciation and amortization increased 52.7% to $29.363 million as a result of increased capital expenditures to double network capacity to support the rapid growth during the past year.

The pretax loss was $21.667 million, compared to pretax earnings of $22.121 million in the third quarter of fiscal 1997.

TAX SERVICES

Revenues increased 26.9% to $123.863 million from $97.581 million last year, due to an increase in the number of tax returns prepared and an increase in the average charge which is a continuation of a pricing strategy adopted last fiscal year. During the first month of the U.S. tax season, returns prepared by company-owned offices increased 21.7% to 1.2 million compared with the previous January. The number of electronically filed returns prepared by company-owned offices increased 29.2% to 946 thousand in January. However, the number of returns filed electronically in company-owned offices for taxpayers who prepare their own returns remained consistent with the prior year. The significant increase in revenues and number of returns prepared and electronically filed is partially due to favorable weather conditions this year. Last year, severe weather in January led to the late distribution of W-2s throughout much of the eastern part of the country, shifting some amount of tax preparation into early February.

The pretax loss decreased 7.5% to $27.192 million from $29.393 million in the third quarter of last year, benefiting from the investments that began last May of adding approximately 250 new offices, significantly improving technology, enhancing the Premium business and favorable weather conditions this year.

FINANCIAL SERVICES

Revenues increased 155.6% to $32.590 million from $12.750 million in the same period last year. This increase is mainly attributed to participation in the RAL program and mortgage loan operations, including a gain recognized on the securitization of home equity loans. In the third quarter of fiscal 1997, the Financial Services segment began participating in the RALs offered through Beneficial National Bank by purchasing a 40% interest in such RALs, generating revenues of $10.719 million. The Financial Services segment also completed its first securitization of home equity loans, recording a $3 million gain on a $102 million asset backed security issue that closed on January 30, 1997. Additionally, revenues from credit cards and software sales increased 28.1% and 40.6%, respectively, compared to last year.

The pretax earnings increased to $7.795 million from $2.112 million in the third quarter of fiscal 1996, primarily due to participation in the RAL program and the $3 million gain on the securitization.

INVESTMENT INCOME

Net corporate investment income increased 189.4% to $657 thousand from $227 thousand last year. The increase resulted from more funds available for investment, partially offset by lower short-term interest rates in fiscal 1997.

CORPORATE AND ADMINISTRATIVE EXPENSES

The corporate and administrative pretax loss for the third quarter decreased 6.9% to $3.678 million from $3.949 million in the comparable period last year. The decrease resulted from lower professional fees partially offset by increased charitable contributions.

       THREE MONTHS ENDED JANUARY 31, 1997 (THIRD QUARTER) COMPARED TO
            THREE MONTHS ENDED  OCTOBER 31, 1996 (SECOND QUARTER)
                            (AMOUNTS IN THOUSANDS)

                                                      Revenues                        Earnings (loss)
                                              ------------------------            ------------------------
                                              3rd Qtr          2nd Qtr            3rd Qtr          2nd Qtr
                                              -------          -------            -------          -------
Computer services                          $     210,975    $     214,343     $     (21,667)     $   (92,115)
Tax services                                     123,863           30,805           (27,192)         (41,576)
Financial services                                32,590            9,984             7,795           (2,090)
Unallocated corporate                                183              318            (3,678)          (3,081)
Corporate investment income                          -                -                 657            2,263
Intersegment sales                                (4,547)          (2,000)              -                -
                                           -------------    -------------     -------------      -----------
                                           $     363,064    $     253,450           (44,085)        (136,599)
                                           =============    =============
Income tax benefit                                                                  (15,930)         (50,940)
                                                                              -------------      -----------
Net loss before minority interest                                                   (28,155)         (85,659)
Minority interest                                                                    (2,829)         (11,531)
                                                                              -------------      -----------
Net loss                                                                      $     (25,326)     $   (74,128)
                                                                              =============      ===========

Consolidated revenues increased 43.2% to $363.064 million from $253.450 million in the second quarter of fiscal 1997. The increase is primarily due to higher revenues generated by the Tax Services segment related to the beginning of the U.S. and Canadian tax filing seasons and higher revenues from the Financial Services segment.

The consolidated pretax loss before minority interest decreased 67.7% to $44.085 million from $136.599 million for the three months ended October 31, 1996. The decrease is largely due to the Computer Services segment, which incurred a pretax loss of $21.667 million compared to $92.115 million in the second quarter.

The net loss was $25.326 million, or $.24 per share, compared to $74.128 million, or $.71 per share, for the second quarter of fiscal 1997.

An analysis of operations by segment follows.

COMPUTER SERVICES

Revenues decreased 1.6% to $210.975 million from $214.343 million reported in the second quarter of fiscal 1997. The decrease is due to less revenues generated by the Interactive Services division offset by increases in the Network Services division and other revenues. Interactive Services revenues for the three months ended January 31, 1997 decreased 3.9% to $138.506 million, as compared to the second quarter. Network Services revenues grew 2.6% to $65.239 million due to an increase in number of customers. New commercial customers increased 8.5% to 1,151, adding a record 90 corporate customers in the third quarter.

The pretax loss decreased 76.5% to $21.667 million from $92.115 million reported in the second quarter of fiscal 1997. The decrease is largely due to the $7.850 million nonrecurring pretax charge related to the withdrawal of the WOW! online service, the accelerated amortization of previously deferred CompuServe Interactive Service subscriber acquisition costs of $34.500 million and the write-off of previously deferred WOW! and SPRYNET deferred subscriber acquisition costs of $8.321 million and $2.560 million, respectively, in the second quarter. Additionally, cost savings were obtained in the third quarter related to costs directly associated with service revenues and marketing expenses.

TAX SERVICES

Revenues increased to $123.863 million from $30.805 million in the second quarter of fiscal 1997. The pretax loss decreased 34.6% to $27.192 million from $41.576 million reported for the three months ended October 31, 1996. The improved results are due to the onset of the tax filing season in the United States and Canada.

FINANCIAL SERVICES

Revenues increased 226.4% to $32.590 million from $9.984 million for the three months ended October 31, 1996. The increase in revenues is associated with participation in the RAL program, mortgage loan operations and growth in software sales. In the third quarter of fiscal 1997, the Financial Services segment began participating in the RALs offered through Beneficial National Bank by purchasing a 40% interest in such RALs, generating revenues of $10.719 million. Mortgage operations revenues increased 261.1% to $4.832 million from $1.338 million for the three months ended October 31, 1996, including a gain of $3 million on the first securitization of home equity loans. The increase in software sales is from sales of TaxCut(R) software. Tax preparation software sales are highly seasonal, and normally peak in the third and fourth quarters of the fiscal year concurrent with the tax filing season.

The pretax earnings of $7.795 million increased from the pretax loss of $2.090 million for the second quarter of fiscal 1997, due to greater revenues related to the beginning of the tax season and the $3 million gain on the securitization.

INVESTMENT INCOME

Net corporate investment income decreased 71.0% to $657 thousand from $2.263 million earned for the three months ended October 31, 1996, due to lower funds available for investment because of the additional resources required to fund operations during the Tax Services segment's off-season.

CORPORATE AND ADMINISTRATIVE EXPENSES

The corporate and administrative pretax loss increased 19.4% to $3.678 million from $3.081 million in the second quarter of fiscal 1997, resulting from increased employee costs and charitable contributions, partially offset by decreased shareholder-related expenses.

             NINE MONTHS ENDED JANUARY 31, 1997 (FYTD) COMPARED TO
                   NINE MONTHS ENDED JANUARY 31, 1996 (FYTD)
                             (AMOUNTS IN THOUSANDS)

                                                     Revenues                         Earnings (loss)
                                                 ---------------------             ---------------------
                                                 1997             1996             1997             1996
                                                 ----             ----             ----             ----
Computer services                          $     633,960    $     577,955     $   (161,852)     $     88,323
Tax services                                     166,950          135,139         (113,997)         (104,963)
Financial services                                50,798           25,857            4,683             4,092
Unallocated corporate                                610            1,313          (10,338)           (8,722)
Corporate investment income                          -                -              6,863             7,401
Intersegment sales                                (8,546)          (6,011)             -                -
                                           -------------    -------------     ------------      ------------
                                           $     843,772    $     734,253         (274,641)          (13,869)
                                           =============    =============
Income tax benefit                                                                (102,716)           (5,326)
                                                                              ------------      ------------
Net loss before minority interest                                                 (171,925)           (8,543)
Minority interest                                                                  (20,245)             -
                                                                              ------------      ------------
Net loss                                                                      $   (151,680)     $     (8,543)
                                                                              ============      ============


Consolidated revenues for the nine months ended January 31, 1997 increased 14.9% to $843.772 million from $734.253 million reported last year. The increase is principally due to greater revenues reported by all operating segments.

The consolidated pretax loss before minority interest increased to $274.641 million from $13.869 million in the comparable period last year. The increased loss is largely due to the Computer Services segment which incurred a pretax loss of $161.852 million compared to pretax earnings of $88.323 million in the prior year.

The net loss was $151.680 million, or $1.46 per share, compared to $8.543 million, or $.08 per share, for the comparable period last year.

An analysis of operations by segment follows.

COMPUTER SERVICES

Revenues increased 9.7% to $633.960 million from $577.955 million last year due to increases in both Interactive Services and Network Services revenues. Network Services revenues of $188.124 million were 30.7% better than last year, due to increasing usage and new customers. The number of network customers increased 24.0% over last year to 1,151. Commercial customer hours increased to 41.617 million from 30.620 million at January 31, 1996. Interactive Services revenues of $424.013 million were 3.8% better than last year. The growth is due to an increase in customers, offset by a pricing structure change introduced in September 1995. The number of CSi and SPRYNET subscribers at January 31, 1997, exclusive of the Japanese licensee, increased 2.4% to 3.162 million from 3.088 million last year.

Operating expenses increased 63.6% to $803.668 million from $491.368 million last year. Costs directly associated with service revenues increased $143.035 million, or 51.3%, as a result of increased network hours and higher outsourced customer service costs. Online subscriber hours, including CSi and SPRYNET, increased 42.6% to 113.049 million hours for the nine months ended January 31, 1997, from 79.267 million hours last year. Marketing expenses for the nine months increased $106.298 million over last year primarily due to accelerated amortization of previously deferred CSi subscriber acquisition costs of $34.500 million, the write-off of previously deferred WOW! and SPRYNET subscriber acquisition costs of $8.321 million and $2.560 million, respectively, and the scheduled amortization of deferred subscriber acquisition costs. The first nine months of the year also include nonrecurring charges totaling $25.563 million before taxes. A nonrecurring pretax charge of $17.713 million was recorded in the first quarter related to the potential sale or other disposition of certain assets and business operations of a corporate computer software group; the consolidation of certain U.S.-based staff functions and office facilities; the renegotiation of certain third-party customer service agreements; and the write-off of certain obsolete software costs for billing and customer service systems. The second quarter of fiscal 1997 includes a nonrecurring pretax charge of $7.850 million related to the withdrawal of the WOW! online service from the marketplace as of January 31, 1997.

The pretax loss was $161.852 million, compared to pretax earnings of $88.323 million last year.

TAX SERVICES

Revenues increased 23.5% to $166.950 million from $135.139 million last year, due to an increase in the number of tax returns prepared and an increase in the average charge which is a continuation of a pricing strategy adopted last fiscal year. The significant increase in revenues and number of returns prepared and electronically filed is partially due to favorable weather conditions this year. Last year, severe weather in January led to the late distribution of W-2s throughout much of the eastern part of the country, shifting some amount of tax preparation to early February.

The pretax loss increased 8.6% to $113.997 million from $104.963 million last year, due to first-time expenses in operating acquired franchises and competitors, investment in field management and existing offices, and normal inflationary and volume-related increases in expenses. The expense increases were partially offset by improved revenues due in part to favorable weather conditions this year.

FINANCIAL SERVICES

Revenues increased 96.5% to $50.798 million from $25.857 million last year due to participation in the RAL program and mortgage loan operations, including a gain recognized on the securitization of home equity loans. In the third quarter of fiscal 1997, the Financial Services segment began participating in the RALs offered through Beneficial National Bank by purchasing a 40% interest in such RALs, generating revenues of $10.719 million. The Financial Services segment also completed its first securitization of home equity loans, recording a $3 million gain on a $102 million asset backed security issue that closed on January 30, 1997. Additionally, revenues from credit cards increased 24.1% to $22.624 million compared to last year.

Pretax earnings increased 14.4% to $4.683 from $4.092 million for the comparable prior year period. Last year's results included a gain on the sale of MECA Software, Inc. of $12.445 million, partially offset by a write-down of impaired assets associated with the tax preparation software business of $8.389 million, resulting in pretax earnings of $36 thousand exclusive of these items. Pretax results increased by $4.647 million, exclusive of these items, due to participation in the RAL program and the $3 million gain on the securitization.

INVESTMENT INCOME

Net corporate investment income decreased 7.3% to $6.863 million from $7.401 million last year. The decrease resulted from lower short-term interest rates in fiscal 1997.

CORPORATE AND ADMINISTRATIVE EXPENSES

The corporate and administrative pretax loss increased 18.5% to $10.338 million from $8.722 million last year, due to increased charitable contributions and expenses of $795 thousand associated with the planned spin-off of the Company's remaining investment in CompuServe (see discussion under the Financial Condition section of the Management's Discussion and Analysis). Increases in expenses were partially offset by lower professional fees.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The lawsuits discussed herein were reported in the Forms 10-Q for the first and second quarters of fiscal year 1997. In June 1996, a purported shareholder class action complaint was filed against CompuServe Corporation (CompuServe) and the registrant in the Court of Common Pleas, Franklin County, Ohio, in a case entitled Greenfield v. CompuServe Corporation, et al. A second purported shareholder class action suit was filed in July 1996 against CompuServe and the registrant in the United States District Court for the Southern District of Ohio in a case entitled Romine v. CompuServe Corporation, et al. A third purported shareholder class action suit was filed in August 1996 against CompuServe, the registrant and the lead underwriters in CompuServe's initial public offering of its common stock in April 1996 (the IPO) in the United States District Court for the District of Minnesota in a case entitled Acker v. CompuServe Corporation, et al., but the plaintiffs in such case later voluntarily dismissed the suit and joined the plaintiffs in the Romine suit. The complaints in the Greenfield and Romine cases also name certain officers and directors of CompuServe at the time of the IPO as additional defendants. Each suit alleges similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to the IPO. The Greenfield suit also alleges similar violations of the Ohio Securities Code and common law of negligent misrepresentation. Relief sought is unspecified but includes pleas for rescission and damages. In August 1996, an action for discovery was filed solely against CompuServe on behalf of a shareholder in the Court of Common Pleas, Franklin County, Ohio, in a matter entitled Schnipper v. CompuServe Corporation, seeking factual support for a possible additional claim relating to IPO disclosures. The defendants are vigorously defending these suits.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         (10)(a) Amendment No. 7 to the H&R Block Deferred Compensation Plan for Executives.

         (10)(b) Amendment No. 3 to the H&R Block Supplemental Deferred Compensation Plan for Executives.

         (10)(c) Amendment No. 2 to the H&R Block Deferred Compensation Plan for Directors.

         (27)          Financial Data Schedule.

(b)      Reports on Form 8-K

         The registrant did not file any reports on Form 8-K during the third quarter of fiscal year 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              H&R BLOCK, INC.
                                        ------------------------------
                                               (Registrant)



DATE     3/13/97                    BY     /s/ George T. Robson
      ----------------                  ------------------------------
                                                George T. Robson
                                             Senior Vice President,
                                             Chief Financial Officer
                                                  and Treasurer



DATE     3/13/97                    BY    /s/ Patrick D. Petrie
      ----------------                  ------------------------------
                                              Patrick D. Petrie
                                             Vice President and
                                            Corporate Controller