Form 10-K405
period 1997-04-30
H&R BLOCK INC
filed 1997-07-29
CIK 12659

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED:  APRIL 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from               to
                                     ---------------  -------------------------

                       Commission File Number:  1-6089

                               H&R BLOCK, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Missouri                                          44-0607856
-------------------------------                     --------------------------
(State or other jurisdiction of                     (I.R.S. Employer Identifi-
incorporation or organization)                       cation Number)

4400 Main Street, Kansas City, Missouri                        64111
----------------------------------------                    ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on June 1, 1997, was $3,265,139,295.

Number of shares of registrant's Common Stock, without par value, outstanding on June 1, 1997: 104,078,315.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

Certain specified portions of the registrant's annual report to security holders for the fiscal year ended April 30, 1997, are incorporated herein by reference in response to Part I, Item 1, Part II, Items 5 through 8, inclusive, and certain specified portions of the registrant's definitive proxy statement filed within 120 days after April 30, 1997, are incorporated herein by reference in response to Part III, Items 10 through 13, inclusive. A certain specified portion of the annual report on Form 10-K of CompuServe Corporation for the fiscal year ended April 30, 1997, is incorporated herein by reference in response to Part I, Item 1, and Part I, Item 2.

                                   PART I
                                   ------

ITEM 1. BUSINESS.
-----------------

GENERAL DEVELOPMENT OF BUSINESS
-------------------------------

     H&R Block, Inc. is a diversified services corporation that was organized in 1955 under the laws of the State of Missouri (the "Company"). It is the parent corporation in a two-tier holding company structure following a 1993 corporate restructuring. The second-tier holding company is H&R Block Group, Inc., a Delaware corporation and the direct owner of (1) all of the shares of H&R Block Tax Services, Inc., the Company's subsidiary involved in the business of income tax return preparation, electronic filing of income tax returns and the performance of other tax related services in the United States, (2) all of the shares of Block Financial Corporation, a financial services subsidiary, and
(3) approximately 80.1% of the shares of CompuServe Corporation ("CompuServe"), a corporation that offers worldwide online and Internet access services to consumers and worldwide network access, management and applications, and Internet services to businesses. Indirect subsidiaries of H&R Block Group, Inc. operate income tax return preparation and related services businesses in Canada, Australia, the United Kingdom and Guam, and offer H&R Block franchises in other parts of the world as a part of the operations of H&R Block International.

     Developments within H&R Block Tax Services, Inc., H&R Block International and Block Financial Corporation during fiscal year 1997 are described in the section below entitled "Description of Business." The descriptions of the business and properties of CompuServe Corporation are contained in the annual report on Form 10-K of CompuServe Corporation for the fiscal year ended April 30, 1997, in the section entitled "Business and Properties," and such descriptions are incorporated herein by reference. A copy of the Form 10-K of CompuServe Corporation will be provided free of charge upon request sent to H&R Block, Inc., 4400 Main Street, Kansas City, Missouri 64111, Attention:
Investor Relations.

     During fiscal year 1997, Frank L. Salizzoni became President and Chief Executive Officer of the Company. Mr. Salizzoni replaced Richard H. Brown who, on May 15, 1996, announced his intentions to become chief executive of Cable & Wireless Group plc in London effective July 1, 1996. Mr. Salizzoni was elected President and Chief Executive Officer of the Company on an interim basis effective June 19, 1996, and on a permanent basis on October 11, 1996, when he was also elected Chairman of the Board of CompuServe Corporation.

     Just prior to the beginning of fiscal year 1997, H&R Block Group, Inc.'s ownership of CompuServe stock was reduced from 100% to approximately 80.1% as a result of CompuServe's initial public offering of its common stock. Pursuant to the April 1996 offering, CompuServe sold 18.4 million shares of its common stock to the public at $30.00 per share. The net proceeds of the initial public offering received by CompuServe were $518,819,000. The initial public offering was the initial phase of a complete separation of CompuServe Corporation from the Company first announced in February 1996. In July 1996, the Company indicated its intent to complete the separation by means of a pro rata distribution of the remaining 74,200,000 shares of CompuServe Corporation stock to shareholders of the Company on or about November 1, 1996, subject to certain conditions, including shareholder approval of the distribution at the 1996 annual meeting of shareholders of the Company and the receipt of a favorable ruling from the Internal Revenue Service ("IRS") as to the tax-free nature of the transaction.

     On August 28, 1996, the Company's Board of Directors announced its decision not to present to shareholders at the September 1996 annual meeting of shareholders the proposed pro rata distribution of the remaining CompuServe shares. The decision was based, in part, on CompuServe's first quarter and projected second quarter losses, market uncertainties related to the online industry, and the planned September introduction of new interfaces for CompuServe's online services: CompuServe Information Service and WOW!. The August 28 announcement reiterated the Board of Directors' belief that a separation of CompuServe is in the best interests of the Company's shareholders and stated that the Board will continue to consider the matter.

     On November 21, 1996, CompuServe confirmed its previously forecast second-quarter loss, announced an accelerated amortization of previously capitalized subscriber acquisition costs, and disclosed a shift in its marketing strategy to reduce costs and to focus on business and professional subscribers to its online service, as well as the profitable segments of the consumer market. As a part of the shift in strategy, CompuServe announced the withdrawal of the family-oriented WOW! online service from the marketplace effective January 31, 1997.

     On February 17, 1997, CompuServe Corporation announced that Robert J. Massey had resigned as CompuServe's President and Chief Executive Officer, effective immediately. His duties were assumed on an interim basis by Frank L. Salizzoni, CompuServe's Chairman of the Board.

     In April 1997, the Company and CompuServe each announced that they were engaged in external discussions regarding a possible business combination involving CompuServe. The announcements stated that there were no assurances that such discussions would result in any agreement or transaction.

     During the year ended April 30, 1997, the Company was not involved in any bankruptcy, receivership or similar proceedings or any material reclassifications, mergers or consolidations, and the Company did not acquire or dispose of any material amount of assets otherwise than in the ordinary course of business.

     On April 16, 1997, the Company announced that Block Financial Corporation had agreed to purchase all of the stock of Option One Mortgage Corporation ("Option One") from Fleet Financial Group, Inc. ("Fleet"). Option One engages in the origination, purchase, servicing, securitization and sale of one-to-four family residential mortgage loans made primarily to sub-prime borrowers who do not qualify for loans which conform to FNMA or FHLMC guidelines. It is based in Santa Ana, California, with a network of more than 5,000 mortgage brokers in 46 states. On June 17, 1997, Block Financial Corporation completed the purchase. The purchase price was $218.1 million in cash, consisting of $28.1 million in adjusted stockholder's equity and a premium of $190 million. In addition, Block Financial Corporation made a cash payment of $456 million to Fleet to eliminate intercompany loans made to Option One to finance Option One's mortgage loan business. Both payments are subject to post-closing adjustments. The $456 million payment was recorded as an intercompany loan from Block Financial Corporation to Option One and was repaid by Option One by the end of June 1997 after Option One sold mortgage loans to a third-party in the ordinary course of business.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
---------------------------------------------

     The information required by Item 101(b) of Regulation S-K relating to financial information about industry segments is contained in the Notes to Consolidated Financial Statements in the Company's annual report to security holders for the fiscal year ended April 30, 1997, and is hereby incorporated herein by reference.

NUMBER OF EMPLOYEES
-------------------

     The Company, including its direct and indirect wholly owned subsidiaries, has approximately 1,640 regular full-time employees. The highest number of persons employed by the Company during the fiscal year ended April 30, 1997, including seasonal employees, was approximately 78,900. As of April 30, 1997, CompuServe had approximately 3,050 full-time employees.

DESCRIPTION OF BUSINESS
-----------------------

DIVERSIFIED SERVICES
--------------------

     Through its subsidiaries, the Company provides to the public diversified services that include income tax return preparation, electronic filing and other services related to income tax return preparation, credit cards, nonconforming mortgages, personal productivity computer software, online and Internet access services, and network access, management and applications. The Company also purchases participation interests in refund anticipation loans made by a third-party lending institution and offers equity lines of credit to the Company's franchisees. The description of the business of CompuServe Corporation is contained in the annual report on Form 10-K of CompuServe Corporation for the fiscal year ended April 30, 1997, in the section entitled "Business and Properties," and such description is incorporated herein by reference.

TAX SERVICES
------------

     Generally. The income tax return preparation and related services business is the original core business of the Company. These services are provided to the public through a system of offices operated by the Company or by others to whom the Company has granted franchises. The Company and its franchisees provide income tax return preparation services, electronic filing services and other services relating to income tax return preparation in many parts of the world. For U.S. returns, H&R Block offers a refund anticipation loan service and an electronic refund service in conjunction with its electronic filing service. H&R Block also markets its knowledge of how to prepare income tax returns through its income tax training schools.

     In May 1996, the Company announced that its tax operations would be divided structurally into three areas, each targeting specific markets and focusing on new products and services and areas for expansion. H&R Block Tax Services, Inc., focuses on tax business operations in the United States. H&R Block Premium, a division of Tax Services, competes for those clients who typically have more complex income tax returns and features meetings by appointment any time of the year, private offices and more experienced preparers. H&R Block International focuses on strengthening current foreign markets, such as Canada and Australia, and identifying and developing new ones.

     References in this section to "Tax Services" include H&R Block Tax Services, Inc., and its subsidiaries involved in the income tax return preparation business, as well as those foreign subsidiaries of the Company now operating as a part of H&R Block International. References in this section to "H&R Block" include both Tax Services and its franchisees.

     Taxpayers Served. H&R Block served approximately 18,190,000 taxpayers worldwide during fiscal year 1997, an increase from the 17,415,000 taxpayers
served in fiscal year 1996.   The number of taxpayers served by H&R Block in
fiscal year 1997 in the United States alone was approximately 15,600,000, compared to 14,800,000 in fiscal 1996. "Taxpayers served" includes taxpayers for whom H&R Block prepared income tax returns as well as taxpayers for whom Block provided only electronic filing services.

     Tax Return Preparation. During the 1997 income tax filing season (January 2 through April 30), H&R Block offices prepared approximately 14,302,000 individual United States income tax returns, compared to the preparation of 13,360,000 such returns in fiscal year 1996. These U.S. returns constituted about 13% of an IRS estimate of total U.S. individual income tax returns filed during fiscal year 1997. The following table shows the approximate number of U.S. income tax returns prepared at H&R Block offices during the last five tax filing seasons:


                          Tax Season Ended April 30
                               (in thousands)

                     1993    1994    1995    1996    1997
                     ----    ----    ----    ----    ----
Returns Prepared    12,968  13,036  12,918  13,360  14,302



     During the tax season, most H&R Block offices are open from 9:00 a.m. to 9:00 p.m. weekdays and from 9:00 a.m. to 5:00 p.m. Saturdays and Sundays.
Office hours are often extended during peak periods. Most tax preparation business is transacted on a cash basis. The procedures of Tax Services have been developed so that a customer's tax return is prepared in his or her presence, in most instances in less than one hour, on the basis of information furnished by the customer. In all company-owned offices and most franchised offices, tax returns are prepared with the assistance of a computer. After the customer's return has been initially prepared, he or she is advised of the amount of his or her tax due or refund. Pursuant to the one-stop service offered at Company-owned offices in 1997, the return is reviewed for accuracy and presented to the customer for signature and filing during his or her initial visit to the office. The income tax preparation procedures must be modified somewhat for customers who desire to have their returns electronically filed (see "Electronic Filing," below).

     If an H&R Block preparer makes an error in the preparation of a customer's tax return that results in the assessment of any interest or penalties on additional taxes due, while H&R Block does not assume the liability for the additional taxes (except under its

"Peace of Mind" Program described under "Additional Products and Services," below), it guarantees payment of the interest and penalties.

     H&R Block Premium. In addition to its regular offices, H&R Block offers tax return preparation services at H&R Block Premium offices in the United States and Canada. Appealing to taxpayers with more complicated returns, H&R Block Premium, formerly known as Executive Tax Service, stresses the convenience of appointments, year-round tax service from the same preparer and private office interviews. The number of H&R Block Premium offices increased from 576 in fiscal year 1996 to 614 in 1997. In fiscal 1997, the number of H&R Block Premium clients increased to approximately 698,000, compared to approximately 643,200 in 1996. The Company plans to continue to expand the H&R Block Premium segment of its tax return preparation business.

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

     An eligible electronic filing customer may also apply for a refund anticipation loan ("RAL") at an H&R Block office. Under the 1997 RAL program, Tax Services' electronic filing customers who meet certain eligibility criteria are offered the opportunity to apply for loans from Beneficial National Bank in amounts based upon the customers' anticipated Federal income tax refunds. Income tax return information is simultaneously transmitted by H&R Block to the IRS and the lending bank. Within a few days after the date of filing, a check in the amount of the loan, less the bank's transaction fee and H&R Block's tax return preparation fee and electronic filing fee, is received by the RAL customer. The IRS then directly deposits the participating customer's actual Federal income tax refund into a designated account at the bank in order for the loan to be repaid.

     Tax Services also offers an electronic refund service pursuant to which an eligible electronic filing service customer's income tax refund is directly deposited into a bank account at Mellon Bank, N.A. within approximately three weeks after the tax return is electronically filed, and a check is thereafter issued to the taxpayer in the amount of the refund, less the bank's transaction fee and H&R Block's tax return preparation fee and electronic filing fee.

     Tax Services and its franchisees filed approximately 7,279,000 U.S. tax returns electronically in 1997, compared to 6,298,000 in fiscal 1996. Approximately 2,573,000 refund anticipation loans were processed in 1997 by H&R Block, compared to 2,361,000 in fiscal 1996. Approximately 1,871,300 electronic refunds were processed in fiscal 1997 by H&R Block, compared to 1,283,000 in fiscal 1996.

     In 1997, H&R Block offered a service to transmit state income tax returns electronically to state tax authorities in 34 states and the District of Columbia (compared to 33 states in fiscal 1996) and plans to continue to expand this program as more states make this filing alternative available to their taxpayers.

     Income Tax Courses. H&R Block offers to the public income tax return preparation courses that teach taxpayers how to prepare their own income tax returns, as well as provide Tax Services with a source of trained income tax return preparers. During the 1997 fiscal year, 125,333 students enrolled in H&R Block's basic and advanced income tax courses, compared to 123,159 students during fiscal year 1996.

     Additional Products and Services. In fiscal year 1997, the "Peace of Mind" Program, whereby customers are essentially offered an extended warranty with respect to their tax returns, was offered nationwide in all Company-owned and participating franchise locations. In addition to the Company's standard guarantee to pay penalty and interest attributable to errors made by an H&R Block preparer, under the Peace of Mind Program, the Company agrees to pay additional taxes owed by the customer (for which liability would not ordinarily accrue) resulting from such errors or from revised interpretations of tax laws by the IRS. The Peace of Mind Program has a per customer cumulative limit of $4,000 ($5,000 at H&R Block Premium offices) in additional taxes paid with respect to the Federal, state and local tax returns prepared by H&R Block for the taxable year covered by the Program. The Company also offered at its offices in fiscal year 1997 the Last Will and Testament Kit and the Living Will Kit, each a simple, self-service instrument. During the 1997 tax season, Tax Services tested the origination of nonconforming mortgage loans in 31 tax offices in four states in cooperation with Block Financial Corporation (see "Financial Services," below), college financial aid services in 531 tax offices, and immigration processing services in 28 tax offices in Southern California.

     Owned and Franchised Offices. Most H&R Block offices are similar in appearance and usually contain the same type of furniture and equipment, in accordance with the specifications of Tax Services. Free-standing offices are generally located in business and shopping centers of large metropolitan areas and in the central business areas of smaller communities. All offices are open during the tax season. During the balance of the year, only a limited number of offices are open, but through telephone listings, H&R Block personnel are available to provide service to customers throughout the entire year.

     In fiscal year 1997, H&R Block also operated 932 offices in department stores, including 799 offices in Sears, Roebuck & Co. stores operated as "Sears Income Tax Service by H&R Block." During the 1997 tax season, the Sears' facilities constituted approximately eight percent of the tax office locations of H&R Block. Tax Services is a party to a license agreement with Sears under which Tax Services will continue to operate in Sears locations throughout the United States. Such license agreement expires on December 31, 2004. Tax Services believes its relations with Sears to be excellent and that both parties to the license arrangement view the operations thereunder to date as satisfactory.

     On April 15, 1997, there were 9,937 H&R Block offices in operation principally in all 50 states, the District of Columbia, Canada, Australia and Europe, compared to 9,678 offices in operation on April 15, 1996. Of the 9,937 offices, 5,215 were owned and operated by Tax Services (compared to 4,738 in fiscal year 1996) and 4,722 were owned and operated by independent franchisees (compared to 4,940 in fiscal 1996). Of such franchised offices, 3,290 were owned and operated by "satellite" franchisees of Tax Services (described below), 845 were owned and operated by "major" franchisees (described below) and 587 were owned and operated by satellite franchisees of major franchisees. In the United States alone, H&R Block operated 8,554 offices in fiscal year 1997, compared to 8,308 offices in fiscal 1996. Of the 8,554 offices, 4,483 were owned and operated by Tax Services and 4,071 were owned and operated by franchisees.

     Two types of franchises have principally been granted by the Company and its subsidiaries. "Major" franchisees entered into agreements with the Company (primarily in the Company's early years) covering larger cities and counties and providing for the payment of franchise royalties based upon a percentage of gross revenues of their offices. Under the agreements, the Company granted to each franchisee the right to the use of the name "H&R Block" and provided a Policy and Procedure Manual and other supervisory services. Tax Services offers to sell furniture, signs, advertising materials, office equipment and supplies to major franchisees. Each major franchisee selects and trains the employees for his or her office or offices. Since March 1993, HRB Royalty, Inc., a wholly owned subsidiary of Tax Services, has served as the franchisor under the major franchise agreements.

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

     From time to time, Tax Services has acquired the operations of existing franchisees and competing tax return preparation businesses, and it will continue to do so if future conditions warrant such acquisitions and satisfactory terms can be negotiated. In fiscal year 1997, Tax Services acquired 251 tax offices in the United States, including 73 competitor offices and 178 H&R Block franchise offices. The largest franchise acquisition during fiscal year 1997 occurred in June 1996, when the Company acquired Bay Colony, Ltd., a major franchise operation serving central and eastern Virginia and the northeast corner of North Carolina through 145 offices and 33 satellite offices.

     H&R Block International. H&R Block prepares U.S. income tax returns in other countries, Canadian tax returns in Canada, and Australian tax returns in Australia. With the commencement of tax season in the United Kingdom in April 1997, H&R Block also began offering tax return preparation services in the United Kingdom, as its tax system requires more taxpayers to calculate their own tax liabilities. On April 16, 1997, the Company purchased The Tax Team Limited, a Horsham-based firm with 12 offices throughout the United Kingdom. The Tax Team has retained its name and is opening additional offices in major markets across the United Kingdom. The Tax Team is expanding its offerings to include financial planning and accounting services.

     The returns prepared at offices in countries outside of the United States constituted 15.2% of the total returns prepared by H&R Block in the last fiscal year. The Company is studying potential international markets outside of Canada, Australia and the United Kingdom and is also considering acquisition of other U.K. tax preparation and accounting companies to expand its service offerings in the United Kingdom.

     H&R Block offers the electronic filing of U.S. income tax returns at franchised offices located in Europe, and the electronic filing of Australian and Canadian income tax returns at H&R Block offices in Australia and Canada, respectively.

     Canadian Operations. H&R Block Canada, Inc. and its franchisees prepared approximately 2,156,000 Canadian returns filed with Revenue Canada during the 1997 income tax filing season, compared with 2,223,000 Canadian returns prepared in the previous year. The number of offices operated by H&R Block in Canada increased from 1,016 in fiscal year 1996 to 1,021 in fiscal year 1997. Of the 1,021 offices in Canada, 562 were owned and operated by H&R Block Canada, Inc. and 459 were owned and operated by franchisees.

     The Company and its franchisees offer a refund discount ("CashBack") program to their customers in Canada. The procedures which H&R Block must follow in conducting the program are specified by Canadian law. In accordance with current Canadian regulations, if a customer's tax return indicates that such customer is entitled to a tax refund, a check is issued by H&R Block to the customer for an amount which is equal to the sum of (1) 85% of that portion of the anticipated refund which is less than or equal to $300 and (2) 95% of that portion of the refund in excess of $300. The customer assigns to H&R Block the full amount of the tax refund to be issued by Revenue Canada. The refund check is then sent by Revenue Canada directly to H&R Block and deposited by H&R Block in its bank account. In accordance with the law, the discount is deemed to include both the tax return preparation fee and the fee for tax refund discounting. This program is financed by short-term borrowing. The number of returns discounted under the CashBack program decreased to approximately 583,000 in fiscal year 1997 from 681,000 in fiscal year 1996.
H&R Block's introduction in 1997 of more stringent eligibility requirements for refund discounting accounted for the decrease in CashBack returns.

     In January 1997, H&R Block Canada, Inc. acquired Cashplan Systems Inc., a company providing check-cashing and other low-end financial services through a network of 40 offices. Operating under the name "CashPlan," the new service complements the CashBack service.

     In 1997, H&R Block Canada, Inc. tested the separation of CashBack offices from regular tax return preparation offices in some parts of Canada. Twenty-five offices offered refund discounting services under the "CashBack" name without H&R Block signage.

     Australian Operations. The number of returns prepared by H&R Block Limited, the Company's subsidiary in Australia, and by franchisees in Australia, increased to approximately 403,000 in fiscal year 1997 from 389,000 in fiscal year 1996. The number of offices operated by H&R Block in Australia in fiscal year 1997 was 302, compared to 297 offices operated in fiscal 1996. Of the 302 offices, 167 were owned and operated by H&R Block Limited and 135 were franchised offices. The tax season in Australia begins in July and ends in October.

     Management Changes. Effective June 1, 1996, Thomas L. Zimmerman was elected President of H&R Block Tax Services, Inc. Mr. Zimmerman had been Executive Vice President of such subsidiary from May 1994 through May 1996. Ozzie Wenich was elected President, H&R Block International, effective June 1, 1996. Mr. Wenich had served as Vice President, Finance and Treasurer of the Company from October 1994 through May 1996. In addition to his responsibilities as President, H&R Block International, Mr. Wenich was elected Senior Vice President, Chief Financial Officer and Treasurer of the Company after the end of fiscal year 1997.

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

     Service Marks and Trademarks. HRB Royalty, Inc., a Delaware corporation and a wholly owned subsidiary of Tax Services, claims ownership of the following service marks and trademark registered on the principal register of the United States Patent and Trademark Office:

              H&R Block in Two Distinct Designs
              The Income Tax People
              H&R Block Income Tax and Design
              Income Tax Saver
              Executive (when used in connection with the
               preparation of income tax returns for others)
              Rapid Refund H&R Block and Design
              Accufile
              H&R Block Premium

     In addition, HRB Royalty, Inc., claims ownership of the following unregistered service marks and trademarks:

              Someone You Can Count On
              America's Largest Tax Service
              Nation's Largest Tax Service

     Tax Services has a license to use the trade names, service marks and trademarks of HRB Royalty, Inc., in the conduct of the business of Tax Services.

     Competitive Conditions. The tax return preparation and electronic filing businesses are highly competitive. Tax Services considers its primary source of tax return preparation competition to be the individual who prepares his own tax return. In addition, there are a substantial number of tax return preparation firms and accounting firms that offer tax return preparation services. Many tax return preparation firms, and many firms not otherwise in the tax return preparation business are involved in providing electronic filing and refund anticipation loan services to the public. Commercial tax return preparers and electronic filers are highly competitive with regard to price, service and reputation for quality. Tax Services believes that, in terms of the number of offices and tax returns prepared, it is the largest tax return preparation firm in the United States. Tax Services also believes that in terms of the number of offices and tax returns electronically filed in fiscal year 1997, it is the largest provider of electronic filing services in the United States.

     Government Regulation. Several countries and states have enacted, or have considered, legislation regulating commercial tax return preparers. In the United States, primary efforts toward the regulation of such preparers have historically been made at the Federal level. Federal legislation requires income tax return preparers to, among other things, set forth their signatures and identification numbers on all tax returns prepared by them, and retain for three years all tax returns prepared. Federal laws also subject income tax return preparers to accuracy-related penalties in connection with the preparation of income tax returns. Preparers may be enjoined from further acting as income tax return preparers if the preparers continuously and repeatedly engage in specified misconduct. With certain exceptions, the Internal Revenue Code also prohibits the use or disclosure by income tax return preparers of certain income tax return information without the prior written consent of the taxpayer.

     The Company believes that the Federal legislation regulating commercial tax return preparers has not had and will not have a material adverse effect on its operations. In addition, no present state or foreign statutes of this nature have had a material adverse effect on the business of the Company. However, the Company cannot predict what the effect may be of the enactment of new statutes or adoption of new regulations.

     The Federal government regulates the electronic filing of income tax returns in part by specifying certain criteria for individuals and businesses to participate in the government's electronic filing program for U.S. individual income tax returns. Individuals and businesses must, upon application, be accepted into the electronic filing program. Once accepted, electronic filers must comply with all publications and notices of the IRS applicable to electronic filing, provide certain information to the taxpayer, comply with advertising standards for electronic filers, and be subjected to possible monitoring by the IRS, penalties for disclosure or use of income tax return preparation and other preparer penalties, and suspension from the electronic filing program.

     The Federal statutes and regulations also regulate an electronic filer's involvement in refund anticipation loans, money borrowed by a taxpayer that is based on the taxpayer's anticipated income tax refund. Electronic filers must clearly explain that the refund anticipation loan is in fact a loan, and not a substitute for or a quicker way of receiving an income tax refund. The Federal laws place restrictions on the fees that an electronic filer may charge in connection with refund anticipation loans.

     States that have adopted electronic filing programs for state income tax returns have also enacted laws that regulate electronic filers. In addition, some states and localities have enacted laws and adopted regulations that regulate refund anticipation loan facilitators and/or the advertisement and offering of electronic filing and refund anticipation loans.

     The Company believes that the Federal, state and local legislation regulating electronic filing and the facilitation of refund anticipation loans has not, and will not in the future, materially adversely affect its operations. However, the Company cannot predict what the effect may be of the enactment of new statutes or the adoption of new regulations pertaining to electronic filing and/or refund anticipation loans.

     The Canadian government regulates the refund discounting program in Canada, as discussed under "Canadian Operations," above. These laws have not materially affected the Company.

     As noted above under "Owned and Franchised Offices," many of the income tax return preparation offices operating in the world under the name "H&R Block" are operated by franchisees. Certain aspects of the franchisor/franchisee relationship have been the subject of regulation by the Federal Trade Commission and by various states. The extent of such regulation varies, but relates primarily to disclosures to be made in connection with the grant of franchises and limitations on termination by the franchisor under the franchise agreement. To date, no such regulation has materially affected the Company's business. However, the Company cannot predict what the effect may be of the enactment of new statutes or adoption of new regulations pertaining to franchising.

     From time to time, and especially in election years, the subjects of tax reform, tax simplification, the restructuring of the tax system, a flat tax, a consumption tax, a value-added tax or a national sales tax surface. While each flat tax proposal and most other tax simplification proposals have fallen short of adoption, such issues received more serious attention during the 1996 election year than ever before. Historically, changes in tax laws have increased the Company's business. The immediate result of tax law changes has been an increase in complexity. The transition from the current system to a new, untested system is likely to take a number of years and, under most serious tax reform proposals, Americans will still need to file Federal and state tax returns. The Company believes that customers will still come to H&R Block for convenience, accuracy and answers to tax questions. However, if enacted, the effect of tax reform or simplification legislation on the Company's business over time is uncertain, and such legislation could have a material adverse effect on the Company's business and results of operations.

FINANCIAL SERVICES
------------------

     Generally.  The businesses of Block Financial Corporation ("BFC") include:
(1) the purchase of participation interests in refund anticipation loans; (2) the origination, servicing, sale and securitization of nonconforming mortgage loans; (3) credit cards; (4) financial services delivered by technology and financial service delivery technology; (5) franchise equity lines of credit; and (6) software.

     In July 1996, BFC announced its agreement with Beneficial National Bank to purchase a participation interest in refund anticipation loans provided by Beneficial to H&R Block tax customers. See "Electronic Filing" under "Tax Services," above. In the 10-year agreement, BFC agreed to purchase an initial 40% participation interest in such RALs, which interest would be increased to nearly 50% in specified circumstances. BFC's purchases of the participation interests are financed through short-term borrowing. BFC bears all of the risks associated with its interests in the RALs. BFC's total RAL revenue in fiscal year 1997 was approximately $54.5 million, generating approximately
$8.1 million in pretax profits.

     BFC completed its first securitization of nonconforming mortgage loans during the third quarter of fiscal year 1997, recording a gain of approximately $3 million on a $102 million asset-backed security issue that closed on January 30, 1997. Such securitization resulted from BFC's development of a nonconforming mortgage origination and funding operation in which fixed and adjustable-rate mortgages, including purchase money first mortgages, refinance first mortgages and second mortgages are offered to the public. Nonconforming mortgages are those that may not be offered through government-sponsored loan agencies. Substantially all of the mortgages involved in the January 1997 securitization were mortgages offered through independent mortgage brokers.

     Block Mortgage Company, L.L.C. ("Block Mortgage"), a limited liability company in which H&R Block Tax Services, Inc. owns a 99% membership interest and BFC owns a 1% membership interest, offers nonconforming mortgage loans at H&R Block tax offices. Block Mortgage is a strategic initiative involving Tax Services and BFC in which the goal is to develop a retail mortgage business. During the 1997 tax season, nonconforming mortgages were offered through 31 tax offices in Colorado, Indiana, North Carolina and Virginia. Block Mortgage plans to continue the test of this business in additional offices during fiscal year 1998.

     The Company's commitment to the nonconforming mortgage business is exemplified by the purchase of Option One Mortgage Corporation following the end of fiscal year 1997. See the discussion of such acquisition in the last paragraph under "General Development of Business," above. Option One originated more than $1 billion in mortgage loans in calendar year 1996 and provides the Company with experienced associates in the nonconforming mortgage lending business. It is intended that Option One will assist BFC and Tax Services in handling mortgage applications, loan processing and underwriting of mortgages generated through the Block Mortgage operations.

     BFC's credit cards (which include Gold and Classic versions of the CompuServe Visa and WebCard(SM) Visa cards) are currently issued under a co-branding agreement between BFC and Columbus Bank and Trust Company, Columbus, Georgia. Approximately 110,000 CompuServe Visa credit cards were issued by the end of fiscal year 1997, compared to 113,425 accounts at the end of fiscal 1996. The number of WebCard Visa accounts at April 30, 1997, was 57,223, compared to approximately 6,000 accounts at the end of fiscal year 1996. The WebCard was introduced in January 1996. The aggregate portfolio for the credit cards issued by BFC increased from approximately $165 million at the end of fiscal year 1996 to more than $246 million by the end of fiscal year 1997. While the aggregate number of BFC's credit cards increased during fiscal year 1997, bad debt expense associated with such accounts also increased substantially. BFC is placing greater emphasis on collections management in fiscal year 1998.

     BFC developed the CONDUCTOR(R) service, a technology that facilitates the delivery of financial services online through existing commercial online services, the Internet or directly through leased networks. CONDUCTOR features a national online electronic credit card statement that provides the cardholder with access to transaction records and credit availability and the ability to download transactions from the Internet into a personal financial software program. A similar service that allows cardholders access online is offered on CompuServe's information service. CONDUCTOR allows, or will in the future allow, subscribers to engage in online electronic bill payment, discounted brokerage and mutual fund transactions, and the review of other financial account statements.

     BFC offers to franchisees of Tax Services lines of credit with reasonable interest rates under a program designed to better enable the franchisees to refinance existing business debt, expand or renovate offices or meet off-season cash flow needs. A franchise equity loan is a revolving line of credit secured by the H&R Block franchise and the underlying business.

     BFC's software business develops and markets the Kiplinger TaxCut(R) tax preparation software package, as well as markets the Kiplinger Home Legal Advisor(SM) and Kiplinger Small Business Attorney(SM) software products. As a result of the increase in sales of TaxCut's final edition in fiscal year 1997, BFC's share of the income tax return preparation software market is now greater than 30%.

     Following the end of fiscal year 1997, William P. Anderson resigned as President of BFC to become President and Chief Executive Officer of Bank Rate Monitor, effective July 1, 1997. Frank L. Salizzoni has been elected President of BFC on an interim basis.

     Seasonality of Business. BFC's income tax return preparation software and RAL participation businesses are seasonal, with the substantial portion of the revenues from these businesses generated during the tax season.

     Service Marks and Trademarks. BFC claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

               CONDUCTOR
               CONDUCTOR and Hand-Held Baton Design
               CONDUCTOR CARD REVIEW
               FINANCIAL FINDER
               TaxCut

     In addition, BFC claims ownership of the following unregistered service marks and trademarks:

           Audit Buster                    NetGuard
           B and Design                    Small Business Attorney
           Block Financial                 Web
           Block Financial and Design      WebAccount
           CONDUCTOR and Baton Design      WebBank
           CONDUCTOR.COM                   WebBroker
           DittoCard                       WebBuyer
           Download Depot                  WebCard
           Fast Lane                       WebCheck
           FINANCIAL CONDUCTOR             WebChecking
           Home Legal Advisor              WebPay
           Names & Dates                   WebQuote


        Competitive Conditions. The financial services and software businesses are highly competitive and consist of a large number of companies. In the software industry, Intuit, Inc. is a dominant supplier of personal financial software. In the other businesses in which BFC competes, no single supplier is considered to occupy a dominant position.

     Government Regulation. The repayment of RALs generally depends on IRS direct deposit procedures. The IRS may from time to time change its direct deposit procedures or may determine not to make direct deposits of all or portions of a borrower's Federal income tax refund. The failure of the IRS to make direct deposits of refunds may impair the lender's ability to collect a RAL and result in a loss to BFC.

     Applicable state laws generally regulate interest rates and other charges, require certain disclosure and, unless an exemption is available, require licensing of the originators of certain mortgage loans. In addition, most states have other laws, public policies and general principles of equity relating to the protection of consumers, unfair and deceptive practices, and practices that may apply to the origination, servicing and collection of mortgage loans. The mortgage loans purchased or originated by BFC and its subsidiaries are also subject to Federal laws, including, without limitation, the Federal Truth in Lending Act and Regulation Z promulgated thereunder, the Equal Credit Opportunity Act and Regulation B promulgated thereunder, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act, the Soldiers' and Sailors' Civil Relief Act of 1940, as amended, and certain other laws and regulations. Certain mortgage loans may be subject to the Riegle Community Development and Regulatory Improvement Act of 1994, which incorporates the Home Ownership and Equity Protection Act of 1994. These provisions impose additional disclosure and other requirements on creditors with respect to non-purchase money mortgage loans with high interest rates or high up-front fees and charges, can impose specific statutory liabilities upon creditors who fail to comply with their provisions, and may affect the enforceability of the related mortgage loans. Under environmental legislation and case law applicable in certain states, it is possible that liability for environmental hazards in respect of real property may be imposed on a holder of a mortgage note secured by real property.

     The Company believes that Federal and state statutes and regulations regulating electronic filing, refund anticipation loans and mortgage lending have not had and will not have a material adverse effect on its operations. However, the Company cannot predict what the effect may be of the enactment of new statutes or the adoption of new regulations.

ITEM 2. PROPERTIES.
-------------------

     The executive offices of both the Company and Tax Services are located at 4400 Main Street, Kansas City, Missouri, in a multi-level building owned by Tax Services. The building was constructed in 1963 and expanded or redesigned in 1965, 1973, 1981, and 1996. Most other offices of Tax Services (except those in department stores) are operated in premises held under short-term leases providing fixed monthly rentals, usually with renewal options.

     BFC's executive offices are located in leased offices at 4435 Main Street, Kansas City, Missouri.

     The description of the properties of CompuServe is contained in the annual report on Form 10-K of CompuServe Corporation for the fiscal year ended April 30, 1997, in the section entitled "Business and Properties," and such description is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

     In June 1996, a purported shareholder class action complaint was filed against CompuServe and the Company in the Court of Common Pleas, Franklin County, Ohio, in a case entitled Greenfield v. CompuServe Corporation, et al. A second purported shareholder class action suit was filed in July 1996 against CompuServe and the Company in the United States District Court for the Southern District of Ohio in a case entitled Romine v. CompuServe Corporation, et al. A third purported shareholder class action suit was filed in August 1996 against CompuServe, the Company and the lead underwriters in CompuServe's initial public offering of its common stock in April 1996 (the "IPO") in the United States District Court for the District of Minnesota in a case entitled Acker v. CompuServe Corporation, et al. The plaintiffs in the Acker litigation voluntarily dismissed the suit and joined the plaintiffs in the Romine litigation. A fourth purported shareholder class action suit was filed in April 1997 against CompuServe, the Company and the lead underwriters in the IPO in the United States District Court for the Southern District of Ohio in a case entitled Mitelman v. CompuServe Corporation, et al. In Mitelman, plaintiffs have named the lead underwriters as defendants and as representatives of a defendant class consisting of all underwriters who, pursuant to a single underwriting agreement, participated in the IPO. The complaints in these four purported class actions also name certain current and former officers and directors of CompuServe at the time of the IPO as additional defendants. In a complaint filed in the Court of Common Pleas, Franklin County, Ohio, in March 1997, in a case entitled Florida State Board of Administration v. CompuServe Corporation, H&R Block, Inc. and H&R Block Group, Inc., the plaintiff seeks recovery of damages from the defendants relating to the IPO, but does not seek class action status. Each of the aforementioned suits alleges similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings and presentations related to the IPO. The Greenfield suit also alleges similar violations of the Ohio Securities Code and common law of negligent misrepresentation. The Florida State Board of Administration suit also alleges violations of Colorado, Florida and Ohio statutes and common law of negligent misrepresentation. Relief sought in the aforementioned lawsuits is unspecified, but includes pleas for rescission and damages. In August 1996, an action for discovery was filed solely against CompuServe on behalf of a shareholder in the Court of Common Pleas, Franklin County, Ohio, in a matter entitled Schnipper v. CompuServe Corporation, seeking factual support for a possible additional claim relating to IPO disclosures. The defendants are vigorously defending these suits. The Greenfield, Romine, Acker, and Schnipper lawsuits discussed herein were reported in the Forms 10-Q for the first, second and third quarters of fiscal year 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended April 30, 1997.

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT.
-----------------------------------------------

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

Frank L. Salizzoni (59)      President and Chief Executive Officer since
                             June 1996; Member of the Board of Directors since
                             1988. See Note 1.

Ozzie Wenich (54)            Senior Vice President, Chief Financial Officer and
                             Treasurer since June 18, 1997; President, H&R Block
                             International, since June 1996; Vice President,
                             Finance and Treasurer from October 1994 through
                             May 1996; Vice President, Corporate Controller and
                             Treasurer from March 1994 until October 1994;
                             Vice President and Corporate Controller from
                             September 1985 until March 1994.  See Note 2.

William P. Anderson (48)     President of Block Financial Corporation from
                             May 1992 through June 30, 1997; Senior Vice
                             President and Chief Financial Officer from
                             September 1994 until September 1995; Vice
                             President, Corporate Development and Chief
                             Financial Officer from August 1992 until
                             September 1994; Vice President, Corporate
                             Development from December 1991 until August 1992;
                             See Note 3.

Thomas L. Zimmerman (47)     President, H&R Block Tax Services, Inc., since
                             June 1996; Executive Vice President, Field
                             Operations, H&R Block Tax Services, Inc. from May


     Name and age                              Office(s)
     ------------                              ---------

                             1994 through May 1996; Senior Vice President,
                             Central Tax Services, H&R Block Tax Services, Inc., from April 1993 through April 1994; Vice President,
                             Director of Central Tax Operations, H&R Block,
                             Inc., from May 1992 through March 1993.

James H. Ingraham (43)       Vice President, Legal since October 1996; Secretary
                             since June 1990; Assistant Vice President,
                             Corporate Legal and Human Resources from December
                             1995 until October 1996; Assistant Vice President,
                             Legal from May 1994 until December 1995;
                             Assistant Vice President, Corporate Counsel and
                             Secretary, H&R Block Tax Services, Inc., from
                             April 1993 until May 1994; Associate Corporate
                             Counsel from December 1990 until April 1993.

Patrick D. Petrie (38)       Vice President and Corporate Controller since
                             October 1996;  Vice President, Service Operations
                             and Treasurer, H&R Block Tax Services, Inc., from
                             June 1996 until October 1996; Assistant Vice
                             President, Treasurer and Controller, H&R Block Tax
                             Services, Inc., from July 1993 through May 1996;
                             Assistant Vice President and Controller, H&R Block
                             Tax Services, Inc., from April 1993 until July
                             1993; Assistant Controller from April 1991 until
                             April 1993.

James D. Rose (46)           Vice President and Chief Information Officer
                             since June 2, 1997.  See Note 4.

Robert A. Weinberger (53)    Vice President, Government Relations, since March
                             1996.  See Note 5.



Note 1: Mr. Salizzoni was President and Chief Operating Officer of USAir Group, Inc. and USAir, Inc. from March 1994 until April 1996 and Executive Vice President - Finance, USAir, Inc. from 1990 until March 1994.

Note 2: Mr. Wenich was elected Senior Vice President, Chief Financial Officer and Treasurer of the Company effective June 18, 1997, succeeding George T. Robson in such capacity. Prior to his resignation effective May 31, 1997,

         Mr. Robson had been Senior Vice President and Chief Financial
         Officer of the Company since January 1996 and Treasurer since June 1996. Mr. Robson was Senior Vice President of Unisys Corporation from April 1991 until January 1996 and Chief Financial Officer of such corporation from 1990 until January 1996.

Note 3: On June 3, 1997, the Company announced that Mr. Anderson had resigned as President of Block Financial Corporation as of June 30, 1997.

Note 4: Mr. Rose served as Vice President, Chief Information Officer, Integon Insurance Corporation, Winston-Salem, North Carolina, from May 1996 until June 1, 1997, and as Director of Information Systems, National Association of Insurance Commissioners, Kansas City, Missouri, from November 1987 until May 1996.

Note 5: Mr. Weinberger was Director, Washington Affairs, Unilever United States, Inc., from February 1991 until April 1995.

                                   PART II
                                   -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.
-------------------------------------------------------------------------

     The information called for by this item is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1997, under the heading "Common Stock Data," and is hereby incorporated by reference. The Company's Common Stock is traded principally on the New York Stock Exchange. The Company's Common Stock is also traded on the Pacific Stock Exchange. On June 10, 1997, there were 33,053 stockholders of the Company.

ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

     The information called for by this item is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1997, under the heading "Selected Financial Data," and is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------------

     The information called for by this item is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1997, under the heading "Management's Discussion and Analysis," and is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

     The information called for by this item and listed at Item 14(a)1 is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1997, and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-----------------------------------------------------------------------

     There has been no change in the registrant's accountants during the two most recent fiscal years or any subsequent interim time period.


                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

     The information called for by this item is contained in the Company's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 1997, in the section titled "Election of Directors" and in
Item 4a of Part I of this report, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

     The information called for by this item is contained in the Company's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 1997, in the sections entitled "Directors' Meetings, Compensation and Committees" and "Compensation of Executive Officers," and is incorporated herein by reference, except that information contained in the section entitled "Compensation of Executive Officers" under the subtitles "Performance Graph" and "Compensation Committee Report on Executive Compensation" is not incorporated herein by reference and is not to be deemed "filed" as part of this filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.
------------------------------------------------------------

     The information called for by this item is contained in the Company's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 1997, in the section titled "Election of Directors" and in the section titled "Information Regarding Security Holders," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     The information called for by this item is contained in the Company's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 1997, in the section titled "Election of Directors," and is incorporated herein by reference.

                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.
-----------------------------------------------------------------

     (a)  1.   Financial Statements
               --------------------

               The following consolidated financial statements of H&R Block, Inc., and subsidiaries are incorporated by reference from the Company's annual report to security holders for the fiscal year ended April 30, 1997:

                                                                         Page
                                                                         ----
               Consolidated Statements of Earnings                        22
               Consolidated Balance Sheets                                23
               Consolidated Statements of Cash Flows                      24
               Notes to Consolidated Financial Statements                 25
               Quarterly Financial Data                                   36
               Independent Auditors' Report                               38

          2.   Financial Statement Schedules
               -----------------------------

               Independent Auditors' Report

               Schedule VIII - Valuation and Qualifying Accounts

               Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the financial statements or notes thereto.

          3.   Exhibits
               --------

          3(a) Restated Articles of Incorporation of H&R Block, Inc., as amended, filed as Exhibit 3(b) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1996, are incorporated herein by reference.

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

         10(a) Stock Purchase Agreement dated April 14, 1997, among Fleet
               Financial Group, Inc., Fleet Holding Corp., H&R Block, Inc. and Block Financial Corporation, filed on July 2, 1997 as Exhibit
               2.1 to the Company's current report on Form 8-K, is incorporated herein by reference.

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

         10(e) Amendment No. 2 to H&R Block Deferred Compensation Plan for
               Directors, filed as Exhibit 10(c) to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1997, is incorporated herein by reference.

         10(f) The H&R Block Deferred Compensation Plan for Executives, as amended (Amendments 1 through 5), filed as Exhibit 10(e) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, is incorporated herein by reference.

         10(g) Amendment No. 6 to H&R Block Deferred Compensation Plan for
               Executives, filed as Exhibit 10(b) to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1995, is incorporated herein by reference.

         10(h) Amendment No. 7 to H&R Block Deferred Compensation Plan for
               Executives, filed as Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1997, is incorporated herein by reference.

         10(i) The H&R Block Supplemental Deferred Compensation Plan for
               Executives, filed as Exhibit 10(f) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, is incorporated herein by reference.

         10(j) Amendment No. 1 to H&R Block Supplemental Deferred
               Compensation Plan for Executives, filed as Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1994, is incorporated herein by reference.

         10(k) Amendment No. 2 to H&R Block Supplemental Deferred Compensation
               Plan for Executives, filed as Exhibit 10(c) to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1995, is incorporated herein by reference.

         10(l) Amendment No. 3 to H&R Block Supplemental Deferred Compensation
               Plan for Executives, filed as Exhibit 10(b) to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1997, is incorporated herein by reference.

         10(m) The H&R Block Short-Term Incentive Plan, filed as Exhibit 10(a) to the Company's quarterly report on

               Form 10-Q for the quarter ended October 31, 1996, is incorporated herein by reference.

         10(n) The Amended and Restated H&R Block, Inc. Retirement Plan for
               Non-Employee Directors, filed as Exhibit 10(h) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, is incorporated herein by reference.

         10(o) The Company's 1989 Stock Option Plan for Outside Directors, as amended.

         10(p) Employment Agreement dated October 11, 1996, between the
               Company and Frank L. Salizzoni, filed as Exhibit 10(b) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1996, is incorporated herein by reference.

         11    Statement re Computation of Per Share Earnings.

         13 That portion of the annual report to security holders for the fiscal year ended April 30, 1997 which are expressly incorporated by reference in this filing.

         21    Subsidiaries of the Company.

         23 The consent of Deloitte & Touche LLP, Certified Public Accountants, is located immediately after the signature pages contained in this filing.

         27    Financial Data Schedule.

     (b) Reports on Form 8-K.

         The registrant filed a Current Report on Form 8-K on April 22, 1997, reporting as an "Other Event" the registrant's issuance of a press release announcing the agreement of Block Financial Corporation to purchase all of the stock of Option One Mortgage Corporation. The press release was included as Exhibit 99.1 to the Form 8-K. No financial statements were filed as a part of the Form 8-K. Except for the Form 8-K filed on April 22, 1997, the registrant did not file any reports on Form 8-K during the fourth quarter of the year ended April 30, 1997.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       H&R BLOCK, INC.


     June 18, 1997                     By /s/ Frank L. Salizzoni
                                          -----------------------------
                                          Frank L. Salizzoni, President
                                          and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



            Signature                                     Title
            ---------                                     -----
/s/ Frank L. Salizzoni                         President, Chief Executive
-----------------------------------            Officer and Director (principal
Frank L. Salizzoni                             executive officer)

/s/ G. Kenneth Baum                            Director
-----------------------------------
G. Kenneth Baum


/s/ Henry W. Bloch                             Director
-----------------------------------
Henry W. Bloch

/s/ Robert E. Davis                            Director
-----------------------------------
Robert E. Davis

                                               Director
-----------------------------------
Donna R. Ecton

/s/ Henry F. Frigon                            Director
-----------------------------------
Henry F. Frigon

/s/ Roger W. Hale                              Director
-----------------------------------
Roger W. Hale

/s/ Marvin L. Rich                             Director
-----------------------------------
Marvin L. Rich

/s/ Morton I. Sosland                          Director
-----------------------------------
Morton I. Sosland


                    (Signed as to each on June 18, 1997)




            Signature                                     Title
            ---------                                     -----
/s/ Ozzie Wenich                               Senior Vice President,
-----------------------------------            Chief Financial Officer and
Ozzie Wenich                                   Treasurer (principal financial
                                               officer)

/s/ Patrick D. Petrie                          Vice President and Corporate
-----------------------------------            Controller (principal accounting
Patrick D. Petrie                              officer)


                    (Signed as to each on June 18, 1997)

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Post-Effective Amendment No. 4 to Registration Statement No. 33-185 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issued under the 1984 Long-Term Executive Compensation Plan) on Form S-8, Registration Statement No. 33-33889 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issuable under the 1989 Stock Option Plan for Outside Directors) on Form S-8, Registration Statement No. 33-54985 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issued under the 1993 Long-Term Executive Compensation Plan) on Form S-8, Registration Statement No. 33-64147 of H&R Block, Inc. and subsidiaries (relating to shares of Delayed Convertible Preferred Stock issuable under the Spry, Inc. 1995 Stock Option Plan) on Form S-8, and Registration Statement No. 333-09577 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issuable under the Third Stock Option Plan for Seasonal Employees) on Form S-8 of our reports dated June 17, 1997, appearing in and incorporated by reference in this Annual Report on Form 10-K of H&R Block, Inc. and subsidiaries for the year ended April 30, 1997.




/s/Deloitte & Touche LLP
------------------------
Kansas City, Missouri
July 28, 1997

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
H&R Block, Inc.
Kansas City, Missouri

We have audited the consolidated financial statements of H&R Block, Inc. and subsidiaries as of April 30, 1997 and 1996 and for each of the three years in the period ended April 30, 1997, and have issued our report thereon dated June 17, 1997; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of H&R Block, Inc. and subsidiaries, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------
Kansas City, Missouri
June 17, 1997

                               H&R BLOCK, INC.
                              AND SUBSIDIARIES

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED APRIL 30, 1997, 1996 AND 1995


                                               Additions
                                         ---------------------
                                           Charged
                             Balance      to Costs    Charged                    Balance
                            Beginning       and         to                        at End
    Description             of Period     Expenses     Other       Deductions   of Period
----------------------     -----------   -----------  --------     -----------  -----------
Allowance for Doubtful
Accounts-deducted from
accounts receivable in
the balance sheet

     1997                  $ 7,848,000   $90,134,000  $  -         $62,964,000  $35,018,000
                           ===========   ===========  ========     ===========  ===========

     1996                  $ 7,274,000   $31,766,000  $  -         $31,192,000  $ 7,848,000
                           ===========   ===========  ========     ===========  ===========

     1995                  $12,744,000   $13,619,000  $  -         $19,089,000  $ 7,274,000
                           ===========   ===========  ========     ===========  ===========