Form 10-K405/A
period 1997-04-30
H&R BLOCK INC
filed 1997-08-14
CIK 12659

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K/A

                              AMENDMENT NUMBER 1

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

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

Certain specified portions of the registrant's annual report to security holders for the fiscal year ended April 30, 1997, are incorporated herein by reference in response to Part I, Item 1, Part II, Items 5 through 7, inclusive, and certain specified portions of the registrant's definitive proxy statement filed within 120 days after April 30, 1997, are incorporated herein by reference in response to Part III, Items 10 through 13, inclusive. A certain specified portion of the annual report on Form 10-K of CompuServe Corporation for the fiscal year ended April 30, 1997, is incorporated herein by reference in response to Part I, Item 1, and Part I, Item 2.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS
Amounts in thousands, except per share amounts



                                                              Year Ended April 30
                                                     1997             1996           1995
-----------------------------------------------------------------------------------------------
REVENUES:
  Service revenues                                 $1,805,711       $1,543,104      $1,233,815
  Royalties                                           110,519           99,717          92,436
  Other income                                         13,433           13,363           7,568
                                                   ----------       ----------      ----------
                                                    1,929,663        1,656,184       1,333,819
                                                   ----------       ----------      ----------
EXPENSES:
  Employee compensation and benefits                  604,336          517,727         442,504
  Occupancy and equipment                             583,420          402,835         295,528
  Marketing and advertising                           239,255          113,204          84,905
  Supplies, freight and postage                        69,929           95,621          71,542
  Other                                               414,897          262,942         162,335
  Purchased research and development                     --               --            83,508
                                                   ----------       ----------      ----------
                                                    1,911,837        1,392,329       1,140,322
                                                   -----------      ----------      ----------

Operating earnings                                     17,826          263,855         193,497

OTHER INCOME:
  Investment income, net                               20,730            8,994          23,703
  Other, net                                             --             12,445           2,796
                                                   ----------       ----------      ----------
                                                       20,730           21,439          26,499
                                                   ----------       ----------      ----------
Earnings before income taxes and minority
  interest                                             38,556          285,294         219,996

Taxes on earnings                                      14,613          108,126         112,737
                                                   ----------       ----------      ----------

Net earnings before minority interest                  23,943          177,168         107,259

Minority interest in consolidated subsidiary          (23,812)            --              --
                                                   ----------       ----------      ----------

NET EARNINGS                                       $   47,755       $  177,168      $  107,259
                                                   ==========       ==========      ==========

Net earnings per share                                   $.45            $1.67           $1.01
                                                   ==========       ==========      ==========



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Amounts in thousands, except share data

                                                                                       April 30
                                                                            1997                   1996
-----------------------------------------------------------------------------------------------------------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                             $  595,851               $  685,660
  Marketable securities                                                     84,362                   42,952
  Receivables, less allowance for doubtful accounts of
    $35,018 and $7,848                                                     525,777                  333,734
  Prepaid expenses and other current assets                                 64,008                   59,912
                                                                        ----------               ----------
    Total current assets                                                 1,269,998                1,122,258

INVESTMENTS AND OTHER ASSETS:
  Investments in marketable securities                                      20,887                   17,081
  Excess of cost over fair value of net tangible assets acquired,
    less accumulated amortization of $30,431 and $27,825                    80,133                   61,141
  Deferred subscriber acquisition costs, net of amortization                43,959                   96,636
  Other                                                                     71,003                   59,201
                                                                        ----------               ----------
                                                                           215,982                  234,059

PROPERTY AND EQUIPMENT,  at cost less accumulated
  depreciation and amortization of $432,195 and $315,195                   420,278                  399,574
                                                                        ----------               ----------
                                                                        $1,906,258               $1,755,891
                                                                        ==========               ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                         $  269,619               $   72,651
  Accounts payable, accrued expenses and deposits                          193,628                  201,320
  Accrued salaries, wages and payroll taxes                                120,709                  109,870
  Accrued taxes on earnings                                                129,186                   94,406
                                                                        ----------               ----------
    Total current liabilities                                              713,142                  478,247

DEFERRED INCOME TAXES                                                       25,750                   46,700

OTHER NONCURRENT LIABILITIES                                                38,952                   38,222

COMMITMENTS AND CONTINGENCIES                                                 --                       --

MINORITY INTEREST                                                          129,317                  153,129

STOCKHOLDERS' EQUITY:
  Common stock, no par, stated value $.01 per share:
    authorized 400,000,000 shares                                            1,089                    1,089
  Convertible preferred stock, no par, stated
    value $.01 per share: authorized 500,000 shares                              4                        4
  Additional paid-in capital                                               502,308                  504,694
  Retained earnings                                                        684,071                  747,212
                                                                        ----------               ----------
                                                                         1,187,472                1,252,999
  Less cost of common stock in treasury                                    188,375                  213,406
                                                                        ----------               ----------
                                                                           999,097                1,039,593
                                                                        ----------               ----------
                                                                        $1,906,258               $1,755,891
                                                                        ==========               ==========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in thousands

                                                                                       Year Ended April 30
                                                                            1997                1996               1995
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                         $    47,755        $   177,168          $  107,259
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
     Depreciation and amortization                                         166,811            111,240              67,684
     Amortization of deferred subscriber acquisition costs                 120,836             22,585                --
     Deferred subscriber acquisition costs                                 (68,159)          (119,221)               --
     Provision for deferred taxes on earnings                              (13,968)            52,639)               (734)
     Gain on sale of subsidiaries                                            --               (12,445)             (2,796)
     Purchased research and development                                      --                 --                 83,508
     Noncash, nonrecurring charges                                          17,565              --                   --
     Net gain on sales of marketable securities                               (454)            (1,134)             (6,664)
     Other noncurrent liabilities                                              730              4,760               2,845
     Minority interest                                                     (23,812)             --                   --
  Changes in assets and liabilities:
     Receivables                                                           (93,802)           (70,621)            (87,995)
     Mortgage loans held for sale:
       Originations and purchases                                         (211,700)            (8,674)               --
       Sales and principal repayments                                      113,259              --                   --
     Prepaid expenses and other current assets                             (13,888)           (25,373)             (1,735)
     Accounts payable, accrued expenses and deposits                        (8,736)            58,247             (24,994)
     Accrued salaries, wages and payroll taxes                              10,839             39,127              15,722
     Accrued taxes on earnings                                              34,698            (17,554)            (27,737)
                                                                       -----------        -----------          ----------
       Net cash provided by operating activities                            77,974            210,744             124,363
                                                                       -----------        -----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                      (220,677)          (162,544)         (1,904,653)
  Maturities of marketable securities                                      152,302            304,724           1,837,584
  Sales of marketable securities                                            23,852            155,170             299,702
  Purchases of property and equipment, net                                (164,500)          (264,491)           (123,337)
  Excess of cost over fair value of net tangible
    assets acquired, net of cash acquired                                  (27,068)           (18,675)            (47,773)
  Proceeds from sale of subsidiaries                                          --               35,000               5,195
  Other, net                                                               (24,111)           (16,577)             (5,856)
                                                                       -----------        -----------          ----------
       Net cash provided by (used in) investing activities                (260,202)            32,607              60,862
                                                                       -----------        -----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                                           (5,041,386)        (2,252,761)         (1,856,873)
  Proceeds from issuance of notes payable                                5,238,354          2,275,991           1,906,294
  Net proceeds from sale of stock by subsidiary                               --              518,819               --
  Dividends paid                                                          (107,988)          (131,263)           (128,838)
  Payments to acquire treasury shares                                         --              (71,897)           (114,900)
  Proceeds from stock options exercised                                      3,439             13,172              57,997
                                                                       -----------        -----------          ----------
       Net cash provided by (used in) financing activities                  92,419            352,061            (136,320)
                                                                       -----------        -----------          ----------
  Net increase (decrease) in cash and cash equivalents                     (89,809)           595,412              48,905
  Cash and cash equivalents at beginning of the year                       685,660             90,248              41,343
                                                                       -----------        -----------          ----------
  Cash and cash equivalents at end of the year                         $   595,851        $   685,660          $   90,248
                                                                       ===========        ===========          ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Income taxes paid (received)                                         $    (8,047)       $    73,041          $  141,062
  Interest paid                                                             10,889              5,898               4,064


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Dollars in thousands, except share data

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations: H&R Block,Inc. (the "Company") provides a variety of services to the general public, principally in the United States, but also in Canada, Australia and other foreign countries. Approximately one-half of total revenues are generated from tax return preparation, electronic filing of tax returns and other tax-related services. The Company provides computer-based information and communication services to businesses and individual owners of personal computers through its CompuServe Corporation ("CompuServe") subsidiary. The Company also offers credit card loans, nonconforming mortgages, personal productivity software and purchases participation interests in refund anticipation loans made by a third party lending institution.
     Principles of consolidation: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated.
     Reclassifications: Reclassifications have been made to prior year amounts to conform with the current year presentation.
     Management estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
     Marketable securities: Marketable debt and equity securities are classified as available-for-sale securities, and are carried at market value, based on quoted prices, with unrealized gains and losses included in stockholders' equity.
     The cost of marketable securities sold is determined on the specific identification method and realized gains and losses are reflected in earnings.
     Receivables: Receivables consist primarily of credit card loans and mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of cost or market value. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential credit losses.
     Foreign currency translation: Assets and liabilities of the Company's foreign branches and subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Revenue and expense transactions are translated at the average of exchange rates in effect during the period. Translation gains and losses are recorded directly to stockholders' equity.
     Deferred subscriber acquisition costs: Effective May 1, 1995, the Company changed its method of accounting for direct response advertising costs to conform with the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs." Under this accounting method, direct response advertising costs that meet certain criteria are capitalized and amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received. Subscriber acquisition costs consist principally of direct mail costs, including mailing lists, postage, related payroll and outsourcing costs, payments to OEMs, and disk and CD-ROM costs, all of which result in a direct revenue-generating response. The net effect of the change in accounting increased assets by $96,636 at April 30, 1996, and increased net earnings by $60,011 and net earnings per share by $.57 for the year ended April 30, 1996. The Company expenses advertising costs not classified as direct response the first time the advertising takes place.
     In October 1996, the Company changed its rate of amortization of subscriber acquisition costs from a period of 24 months, with 60% amortized in the first
12 months, to a rate which more closely correlates with recent trends in subscriber retention rates and member net revenues. The new rate of amortization is 50% in the first three months, 30% in the next nine months, and 20% in the subsequent year. In conjunction with this change, the Company accelerated amortization of previously deferred CompuServe Interactive Service ("CSi") subscriber acquisition costs of $34,500. Additionally, all previously deferred subscriber acquisition costs for WOW! and SPRYNET, totaling $8,321 and $2,560, respectively, were written off due to the costs to service these high usage, flat priced services. The WOW! service was withdrawn from the marketplace as of January 31, 1997. All future subscriber acquisition costs for SPRYNET will be expensed as incurred. The total adjustment of $45,381 to subscriber acquisition costs ($22,383 after taxes, or $.21 per share) is included in marketing expenses in the consolidated statements of earnings for the year ended April 30, 1997.
     Excess of cost over fair value of net tangible assets acquired: The excess of cost of purchased subsidiaries, operating offices and franchises over the fair value of net tangible assets acquired is being amortized over an average life of 20 years on a straight-line basis.
     At each balance sheet date, a determination is made by management to ascertain whether intangibles have been impaired based on several criteria, including, but not limited to, revenue trends, undiscounted operating cash flows and other operating factors.
     In connection with the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviewed the assets and related goodwill of its personal tax preparation software business for impairment. As a result, the Company recognized an impairment loss of $8,389, which is included in other expenses in the consolidated statements of earnings for the year ended April 30, 1996. The impairment loss represents the amount by which the carrying value of the tax preparation software business assets, including goodwill, exceeded the estimated fair value of those assets. The estimated fair value was determined as the present value of estimated expected future cash flows using a discount rate appropriate for the risks associated with the personal software industry.
     Depreciation and amortization: Buildings and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the period of the respective lease using the straight-line method.
     Notes payable: The Company uses short-term borrowings to finance temporary liquidity needs and various financial activities conducted by its subsidiaries. The weighted average interest rates of notes payable at April 30, 1997 and 1996 were 5.7% and 5.4%, respectively.
     Revenue recognition: Service revenues are recorded in the period in which the service is performed. The Company records franchise royalties, based upon the contractual percentages of franchise revenues, in the period in which the franchise provides the service.
     Taxes on earnings: The Company and its subsidiaries file a consolidated Federal income tax return on a calendar year basis. Therefore, the current liability for taxes on earnings recorded in the balance sheet at each year-end consists principally of taxes on earnings for the period January 1 to April 30 of the respective year. Deferred taxes are provided for temporary differences between financial and tax reporting, which consist principally of differences between accrual and cash basis accounting, deferred compensation, depreciation, and deferred subscriber acquisition costs.
     The Company has entered into a Tax Sharing Agreement with CompuServe, pursuant to which CompuServe is obligated to pay the Company (or the Company is obligated to pay CompuServe) for CompuServe's liability (or tax benefits) related to Federal, state, and local income taxes during any taxable period.
     Net earnings per share: Net earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the respective years (105,840,000 in 1997, 106,059,000 in 1996, and
105,871,000 in 1995). Net earnings per share assuming full dilution have not been shown as there would be no material dilution.
     Consolidated statements of cash flows: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
     Disclosure regarding financial instruments: The carrying values reported in the balance sheet for cash equivalents, receivables, notes payable, accounts payable and accrued liabilities approximate fair market value due to the relatively short-term nature of the respective instruments.
     Stock plans: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in October 1995. SFAS 123 allows companies to continue under the approach set forth in Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), for recognizing stock-based compensation expense in the financial statements, but encourages companies to adopt the provisions of SFAS 123 based on the estimated fair value of employee stock options. Companies electing to retain the approach under APB 25 are required to disclose pro forma net earnings and net earnings per share in the notes to the financial statements, as if they had adopted the fair value accounting method under SFAS 123. The Company has elected to retain its current accounting approach under APB 25.
     New accounting standard: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), effective for periods ending after December 15, 1997. SFAS 128 requires the disclosure of basic earnings per share and diluted earnings per share on the face of the income statement, and a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation in the notes to the financial statements. The Company will fully adopt the provisions of SFAS 128 beginning with the quarter ending January 31, 1998. The adoption of SFAS 128 will not have a material effect on reported net earnings per share as presented herein.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents is comprised of the following:

                                                         April 30
                                              1997                   1996
                                            -------------------------------
Cash and interest-bearing deposits          $103,802               $272,951
Commercial paper                             288,656                105,216
Certificates of deposit                       99,747                 22,093
U.S. Government obligations                   62,586                285,400
Other interest-bearing securities             41,060                   --
                                            --------               --------
                                            $595,851               $685,660
                                            ========               ========

MARKETABLE SECURITIES
The amortized cost and market value of marketable securities at April 30, 1997 and 1996 are summarized below:

                                               1997                                                   1996
--------------------------------------------------------------------------------------------------------------------------------
                                     Gross            Gross                                    Gross          Gross
                     Amortized     Unrealized       Unrealized      Market     Amortized    Unrealized     Unrealized     Market
                       Cost          Gains            Losses         Value       Cost          Gains         Losses       Value
--------------------------------------------------------------------------------------------------------------------------------
Current:
Municipal bonds and
 notes                 $  6,167      $   17           $ 12        $  6,172     $ 13,182      $  440          $ 79       $ 13,543
U.S. Government
 obligations             15,047           8              9          15,046        3,492           3            --          3,495
Other debt investments   63,048         131             35          63,144       25,852          82            20         25,914
                       --------    --------       --------        --------     --------    --------      --------       --------
                         84,262         156             56          84,362       42,526         525            99         42,952
                       --------    --------       --------        --------     --------    --------      --------       --------
Noncurrent:
Municipal bonds          15,039         325            135          15,229       11,013         310            37         11,286
Preferred stock             647         299             --             946        1,511         316            32          1,795
Common stock              3,165       1,550              3           4,712        3,085         935            20          4,000
                       --------    --------       --------        --------     --------    --------      --------       --------
                         18,851       2,174            138          20,887       15,609       1,561            89         17,081
                       --------    --------       --------        --------     --------    --------      --------       --------
                       $103,113      $2,330           $194        $105,249     $ 58,135      $2,086          $188       $ 60,033
                       ========    ========       ========        ========     ========    ========      ========       ========



     All marketable securities at April 30, 1997 are classified as available-for-sale. Proceeds from the sales of available-for-sale securities were $23,852, $155,170 and $299,702 during 1997, 1996 and 1995, respectively.
Gross realized gains on those sales during 1997, 1996 and 1995 were $600, $1,520 and $7,014, respectively; gross realized losses were $146, $386 and $350, respectively. At April 30, 1997 and 1996, the net unrealized holding gain on available-for-sale securities included in stockholders' equity in the consolidated balance sheet was $1,326 and $1,169, respectively.
     Contractual maturities of available-for-sale debt securities at April
30, 1997 are presented below. Since expected maturities differ from contractual maturities due to the issuers' rights to prepay certain obligations or the seller's rights to call certain obligations, the first call date, put date or auction date for municipal bonds and notes is considered the contractual maturity date.

                                           Amortized                   Market
                                             Cost                      Value
                                           ----------------------------------
Within one year                             $84,262                   $84,362
After one year through five years             6,846                     7,034
After five years through 10 years             8,193                     8,195
                                           --------                   -------
                                            $99,301                   $99,591
                                           ========                   =======

RECEIVABLES
Receivables consist of the following:

                                                         April 30
                                                    1997          1996
                                                  -----------------------
Credit card loans                                 $247,889       $166,008
Mortgage loans held for sale                       107,115          8,674
Other                                              205,791        166,900
                                                  --------       --------
                                                   560,795        341,582
Allowance for doubtful accounts                     35,018          7,848
                                                  --------       --------
                                                  $525,777       $333,734
                                                  ========       ========

PROPERTY AND EQUIPMENT
A summary of property and equipment follows:
                                                          April 30
                                                     1997          1996
                                                  -----------------------
Land                                              $  7,072       $  7,084
Buildings                                           95,707         87,523
Computer and other equipment                       700,136        582,815
Leasehold improvements                              49,558         37,347
                                                  --------       --------
                                                   852,473        714,769
Less accumulated depreciation and amortization     432,195        315,195
                                                  --------       --------
                                                  $420,278       $399,574
                                                  ========       ========

     Depreciation and amortization expense for 1997, 1996 and 1995 amounted to $143,283, $90,829 and $62,809, respectively.

OTHER NONCURRENT LIABILITIES
The Company has deferred compensation plans which permit directors and certain management employees to defer portions of their compensation and accrue earnings on the deferred amounts. The compensation, together with Company matching of deferred amounts, has been accrued, and the only expenses related to these plans are the Company match and the earnings on the deferred amounts, which are not material to the financial statements. Included in other noncurrent liabilities is $32,990 at the end of 1997 and $31,146 at the end of 1996 to reflect the liability under these plans. The Company purchased whole-life insurance contracts on certain related directors and employees to recover distributions made or to be made under the plans and has recorded the cash surrender value of the policies in other assets. If all the assumptions regarding mortality, earnings, policy dividends and other factors are realized, the Company will ultimately realize its full investment plus a factor for the use of its money.

STOCKHOLDERS' EQUITY
Changes in the components of stockholders' equity during the three years ended April 30, 1997 are summarized below:


                                                                  Convertible
                                              Common Stock      Preferred Stock  Additional                Treasury Stock
                                           ------------------   ---------------   Paid-in   Retained     ------------------
                                           Shares     Amount    Shares  Amount    Capital   Earnings     Shares      Amount
                                        -------------------------------------------------------------------------------------
Balances at May 1, 1994                 108,972,699   $1,089       -       -     $ 90,552   $719,724   (2,823,605)  $(103,490)
Net earnings for the year                      -        -          -       -         -       107,259         -           -
Stock options exercised                        -        -          -       -       (4,164)      -       1,624,843      62,161
Unrealized gain on translation                 -        -          -       -         -         2,043         -           -
Acquisition of treasury shares                 -        -          -       -         -          -      (2,910,900)   (114,900)
Stock issued for acquisition                   -        -       401,768   $ 4      54,190       -            -           -
Cumulative effect of change in
  accounting for marketable
  securities, net of taxes                     -        -          -       -         -         5,526         -           -
Change in net unrealized gain
  on marketable securities                     -        -          -       -         -        (5,291)        -           -
Cash dividends paid -
  $1.21 1/4 per share                          -        -          -       -         -      (128,838)        -           -
                                        -----------   ------    -------   ---    --------   --------   -----------  ----------
Balances at April 30, 1995              108,972,699    1,089    401,768     4     140,578    700,423   (4,109,662)   (156,229)

Net earnings for the year                      -        -          -       -         -       177,168         -           -
Stock options exercised                        -        -         3,031    -       (1,501)      -         340,395      12,957
Restricted stock granted                       -        -          -       -          (47)      -          46,370       1,763
Unrealized loss on translation                 -        -          -       -         -           (50)        -           -
Acquisition of treasury shares                 -        -          -       -         -          -      (1,833,200)    (71,897)
Sale of stock by subsidiary                    -        -          -       -      365,664       -            -           -
Change in net unrealized gain
  on marketable securities                     -        -          -       -         -           934         -           -
Cash dividends paid -
  $1.27 1/4 per share                          -        -          -       -         -      (131,263)        -           -
                                        -----------   ------    -------   ---    --------   --------   -----------  ----------
Balances at April 30, 1996              108,972,699    1,089    404,799     4     504,694    747,212   (5,556,097)   (213,406)

Net earnings for the year                      -        -          -       -         -        47,755         -           -
Stock options exercised                        -        -         2,280    -           24       -          88,945       3,415
Cancellation of restricted stock               -        -          -       -         -          -         (28,217)     (1,044)
Unrealized loss on translation                 -        -          -       -         -        (3,065)        -           -
Repurchase of Convertible
  Preferred Stock                              -        -          (391)   -         -          -            -           -
Stock issued for acquisition                   -        -          -       -       (2,410)      -         589,948      22,660
Change in net unrealized gain
  on marketable securities                     -        -          -       -         -           157         -           -
Cash dividend paid -
  $1.04 per share                              -        -          -       -         -      (107,988)        -           -
                                        -----------   ------    -------   ---    --------   --------   -----------  ----------
Balances at April 30, 1997              108,972,699   $1,089    406,688   $ 4    $502,308   $684,071   (4,905,421)  $(188,375)
                                        ===========   ======    =======   ===    ========   ========   ===========  ==========

     The Company is authorized to issue 6,000,000 shares of Preferred Stock, without par value. At April 30, 1997, the Company had 5,592,921 shares of authorized but unissued Preferred Stock. Of the unissued shares, 600,000 shares have been designated as Participating Preferred Stock in connection with the Company's shareholder rights plan.
     On March 8, 1995, the Board of Directors authorized the issuance of a series of 500,000 shares of nonvoting Preferred Stock designated as Convertible Preferred Stock, without par value. On April 4, 1995, 401,768 shares of Convertible Preferred Stock were issued to certain shareholders of SPRY, Inc. ("SPRY") in connection with the Company's acquisition of such corporation.

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

STOCK OPTION PLANS
The Company has three stock option plans: the 1993 Long-Term Executive Compensation Plan, the 1989 Stock Option Plan for Outside Directors and a plan for eligible seasonal employees. The 1993 plan was approved by the shareholders in September 1993 to replace the 1984 Long-Term Executive Compensation Plan, which terminated at that time except with respect to outstanding awards thereunder. Under the 1993 and 1989 plans, options may be granted to selected employees and outside directors to purchase the Company's Common Stock for periods not exceeding 10 years at a price that is not less than 100% of fair market value on the date of the grant. A majority of the options are exercisable each year either starting one year after the date of the grant or on a cumulative basis at the annual rate of 33 1/3% of the total number of option shares. Other options are exercisable commencing three years after the date of the grant on a cumulative basis in annual increments of 60%, 20% and 20% of the total number of option shares.
     The plan for eligible seasonal employees, as amended, provided for the grant of options on June 30, 1997, 1996 and 1995 at the market price on the date of the grant. The options are exercisable during September in each of the two years following the calendar year of the grant.
     Changes during the years ended April 30, 1997, 1996 and 1995 under these plans were as follows:

                                                         1997                        1996                      1995
                                                --------------------------------------------------------------------------------
                                                             Weighted-                   Weighted-                   Weighted-
                                                              Average                     Average                     Average
                                                  Shares   Exercise Price     Shares   Exercise Price      Shares   Exercise Price
                                                -------------------------   --------------------------   -------------------------
Options outstanding, beginning of year           6,413,928     $37.93        4,865,814      $35.73        3,538,341    $32.05
Options granted                                  3,124,588      32.34        3,545,692       40.35        3,912,763     38.53
Options exercised                                  (90,045)     20.08         (362,849)      29.02       (1,624,203)    33.21
Options which expired                           (3,230,772)     37.16       (1,634,729)      38.63         (961,087)    37.79
Options outstanding, end of year                 6,217,699      35.78        6,413,928       37.93        4,865,814     35.73

Shares exercisable, end of year                  4,506,372      36.00        4,029,301       37.56        2,727,540     34.42

Shares reserved for future grants, end of year  13,660,778                  13,554,594                   15,465,557

     A summary of stock options outstanding and exercisable at April 30, 1997 follows:

                                                                Outstanding                              Exercisable
                                               ------------------------------------------------------------------------------
                                                  Number     Weighted-Average     Weighted-         Number        Weighted-
                                               Outstanding      Remaining          Average       Exercisable       Average
     Range of Exercise Prices                  at April 30   Contractual Life   Exercise Price   at April 30   Exercise Price
------------------------------------           -----------------------------------------------   ----------------------------
       $6.9525 - 16.25                              36,337         2 years          $14.50            36,337        $14.50
       $17.4375 - 28.75                            529,720         7 years           25.99           278,970         24.52
       $30.6875 - 39.875                         3,586,278         9 years           34.41         2,548,222         34.33
       $40 - 44.375                              2,065,364         9 years           41.04         1,642,843         41.02
                                                 ---------                                         ---------
                                                 6,217,699                                         4,506,372
                                                 =========                                         =========

     In connection with the acquisition of SPRY, outstanding options to purchase SPRY common stock under an employee stock option plan were converted on April 4, 1995 into options to purchase 51,828 shares of the Company's Convertible Preferred Stock. During 1997 and 1996, options to purchase Convertible Preferred Stock of 2,280 and 3,031, respectively, were exercised, and 11,163 and 2,052, respectively, were terminated. At April 30, 1997, 33,302 of such options were outstanding, with exercise prices ranging from $9.54 to $19.08.
     The Company applies APB 25 in accounting for its stock option plans, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the stock option plans been determined in accordance with the fair value accounting method prescribed under SFAS 123, the Company's net earnings and net earnings per share on a pro forma basis would have been as follows:


                                          Year Ended April 30
                                           1997         1996
                                         ---------------------
Net earnings:
  As reported                            $47,755      $177,168
  Pro forma                               34,891       168,232
Net earnings per share:
  As reported                               $.45         $1.67
  Pro forma                                  .33          1.59

     The SFAS 123 fair value method of accounting is not required to be applied to options granted prior to May 1, 1995, therefore, the pro forma compensation cost may not be representative of that to be expected in future years. Compensation cost for 1997 includes options granted during a two-year period, whereas 1996 includes compensation cost for options granted during that year.
     For the purposes of computing the pro forma effects of stock option grants under the fair value accounting method, the fair value of each stock option grant was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during 1997 and 1996 was $6.14 and $8.46, respectively. The following weighted-average assumptions were used for grants during the following periods:


                                          Year Ended April 30
                                           1997         1996
                                         ---------------------
Risk-free interest rate                    6.28%        5.89%
Expected life                              3 years      3 years
Expected volatility                       34.08%       35.32%
Dividend yield                             2.42%        1.99%


SHAREHOLDER RIGHTS PLAN
On July 14, 1988, the Company's Board of Directors adopted a shareholder rights plan to deter coercive or unfair takeover tactics and to prevent a potential acquiror from gaining control of the Company without offering a fair price to all of the Company's stockholders. The plan was amended by the Board of Directors on May 9, 1990, September 11, 1991, and May 10, 1995. Under the plan, a dividend of one right (a "Right") per share was declared and paid on each share of the Company's Common Stock outstanding on July 25, 1988. As to shares issued after such date, Rights automatically attach to them after their issuance.
     Under the plan, as amended, a Right becomes exercisable when a person or group of persons acquires beneficial ownership of 10% or more of the outstanding shares of the Company's Common Stock without the prior written approval of the Company's Board of Directors (an "Unapproved Stock Acquisition"), and after 10 business days following the commencement of a tender offer that would result in an Unapproved Stock Acquisition. When exercisable, the registered holder of each Right may purchase from the Company one two-hundredths of a share of a new class of the Company's Participating Preferred Stock, without par value, at a price of $60.00, subject to adjustment. The registered holder of each Right then also has the right (the

"Subscription Right") to purchase for the exercise price of the Right, in lieu of shares of Participating Preferred Stock, a number of shares of the Company's Common Stock having a market value equal to twice the exercise price of the Right. Following an Unapproved Stock Acquisition, if the Company is involved in a merger, or 50% or more of the Company's assets or earning power are sold, the registered holder of each Right has the right (the "Merger Right") to purchase for the exercise price of the Right a number of shares of the common stock of the surviving or purchasing company having a market value equal to twice the exercise price of the Right.
     After an Unapproved Stock Acquisition, but before any person or group of persons acquires 50% or more of the outstanding shares of the Company's Common Stock, the Board of Directors may exchange all or part of the then outstanding and exercisable Rights for Common Stock at an exchange ratio of one share of Common Stock per Right (the "Exchange"). Upon any such Exchange, the right of any holder to exercise a Right terminates. Upon the occurrence of any of the events giving rise to the exercisability of the Subscription Right or the Merger Right or the ability of the Board of Directors to effect the Exchange, the Rights held by the acquiring person or group become void as they relate to the Subscription Right, the Merger Right or the Exchange.
     The Company may redeem the Rights at a price of $.005 per Right at any time prior to an Unapproved Stock Acquisition (and after such time in certain circumstances). The Rights expire on July 25, 1998, unless extended by the Board of Directors. Until a Right is exercised, the holder thereof, as such, has no rights as a stockholder of the Company, including the right to vote or to receive dividends. The issuance of the Rights alone has no dilutive effect and does not affect reported net earnings per share.

OTHER EXPENSES
Included in other expenses are the following:

                                               Year Ended April 30
                                        1997          1996         1995
                                      -----------------------------------
Bad debts                             $90,134       $31,766       $13,983
Purchased services                     71,901        44,646        18,211
Royalties                              68,653        77,926        59,027
Legal and professional                 30,626        23,877         8,969
Travel and entertainment               24,971        26,349        20,077
Taxes and licenses                     21,141        11,151        11,943
Interest                               11,661         3,969         4,060
Amortization of goodwill                8,878        14,595         4,875


     Also included in other expenses for the year ended April 30, 1997 are charges totaling $34,754. Of the total, $17,713 related to the potential sale or other disposition of certain assets and business operations of a corporate computer software group; the consolidation of certain U.S.-based staff functions and office facilities; the renegotiation of certain third-party customer service agreements; and the write-off of certain obsolete software costs for billing and customer service systems. An additional $9,191 related to further consolidation of Columbus-area office facilities and the sale or write-down of certain equity investments in providers of content and technologies. The remaining $7,850 was due to the withdrawal of the WOW! online service from the marketplace as of January 31, 1997.

TAXES ON EARNINGS
The components of earnings before income taxes and minority interest upon which Federal and foreign income taxes have been provided are as follows:

                                                   Year Ended April 30
                                           1997           1996           1995
                                         --------------------------------------
United States                            $27,967       $276,586        $213,122
Foreign                                   10,589          8,708           6,874
                                         -------       --------        --------
                                         $38,556       $285,294        $219,996
                                         =======       ========        ========


   Deferred income tax provisions (benefits) reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The current and deferred components of taxes on earnings is comprised of the following:

                                                   Year Ended April 30
                                           1997           1996           1995
                                         --------------------------------------
Currently payable:
   Federal                               $20,504       $ 47,357        $ 96,686
   State                                   3,036          6,047          13,511
   Foreign                                 5,041          2,083           3,274
                                         -------       --------        --------
                                          28,581         55,487         113,471
                                         -------       --------        --------
Deferred:
   Federal                               (12,110)        44,926            (625)
   State                                  (1,793)         5,736             (88)
   Foreign                                   (65)         1,977             (21)
                                         -------       --------        --------
                                         (13,968)        52,639            (734)
                                         -------       --------        --------
                                         $14,613       $108,126        $112,737
                                         =======       ========        ========

   Provision is not made for possible income taxes payable upon distribution of unremitted earnings of foreign subsidiaries. Such unremitted earnings aggregated $58,996 at December 31, 1996. Management believes the cost to repatriate these earnings would not be material.
   The following table reconciles the U.S. Federal income tax rate to the Company's effective tax rate:

                                                   Year Ended April 30
                                           1997           1996           1995
                                         --------------------------------------
Statutory rate                             35.0%          35.0%          35.0%
Increases (reductions) in
 income taxes resulting from:
   State income taxes, net of
    Federal income tax benefit              2.1%           2.7%           4.0%
   Foreign taxes, net of Federal
    income tax benefit                      3.3%            .4%            .3%
   Purchased research and development         -              -           13.3%
   Nontaxable Federal income              ( 3.2%)          (.7%)        ( 2.3%)
   Other                                     .7%            .5%            .9%
                                           -----          -----          -----
Effective rate                             37.9%          37.9%          51.2%
                                           =====          =====          =====

A summary of deferred income taxes follows:

                                                                       April 30
                                                             1997                    1996
                                                          ----------------------------------
Gross deferred tax assets:
   Accrued expenses                                         $(8,090)                 $(13,336)
   Other                                                       (142)                    -
                                                            ----------               ----------
      Current                                                (8,232)                  (13,336)
                                                            ----------               ----------
   Deferred compensation                                    (13,414)                  (12,155)
   Impairment of assets                                      (2,573)                    -
   Depreciation                                              (2,330)                    -
   State net operating loss carryforwards                    (2,530)                    -
                                                            ----------               ----------
      Noncurrent                                            (20,847)                  (12,155)
                                                            ----------               ----------
Gross deferred tax liabilities:
   Accrued income                                             1,878                     -
                                                            ----------               ----------

   Depreciation                                              28,095                    20,375
   Deferred subscriber acquisition costs                     16,173                    36,403
   Product development costs                                  1,286                     1,361
   Capitalized research and development                       1,043                       716
                                                            ----------               ----------
      Noncurrent                                             46,597                    58,855
                                                            ----------               ----------
Net deferred tax liabilities                                $19,396                  $ 33,364
                                                            ==========               ==========


     State net operating loss carryforwards will expire on various dates through 2011.

ACQUISITIONS
On April 14, 1997, the Company signed a definitive agreement to acquire Option One Mortgage Corporation ("Option One"), a California-based originator of nonconforming mortgage loans, for a cash purchase price equal to $190,000 plus adjusted stockholder's equity of Option One on the closing date. The acquisition, which will be accounted for as a purchase, was completed on June 17, 1997, subject to post-closing adjustments.
     On April 4, 1995, the Company acquired SPRY for $41,785 in cash and issued Convertible Preferred Stock valued at $54,194. In addition, outstanding options for SPRY common stock were converted into options for Convertible Preferred Stock valued at $5,641. The transaction was accounted for as a purchase and, accordingly, the consolidated statements of earnings includes SPRY's operations from the date of acquisition. On January 30, 1996, the Company contributed its investment in SPRY to CompuServe. In connection with the purchase, the Company acquired certain intangible assets, including software technology, tradenames and an assembled workforce totalling $11,656. These intangibles are being amortized on a straight-line basis over five years. The Company also acquired research and development projects related to SPRY's next product generation. These projects represent SPRY's research and development efforts prior to the merger, which had not yet reached the stage of technological feasibility and had no alternative future use; thus, the ultimate revenue generating capability of these projects was uncertain. The purchased research and development was valued at $83,508 using a discounted, risk-adjusted future income approach. The consolidated statements of earnings includes a charge for the purchased research and development which is not deductible for income tax purposes. The fair value of assets acquired, including intangibles, was $106,371; liabilities assumed were $4,751. Liabilities assumed and the Convertible Preferred Stock and stock options issued were non-cash items excluded from the consolidated statements of cash flows.
     During fiscal 1997, 1996 and 1995, the Company made other acquisitions which were accounted for as purchases. Their operations, which are not material, are included in the consolidated statements of earnings. Pro forma results assuming SPRY had been acquired as of the beginning of the period presented would not be materially different from reported results.

SALE OF SUBSIDIARIES
On April 19, 1996, CompuServe effected an initial public offering of 18,400,000 shares of its common stock at $30.00 per share, which reduced the Company's ownership in CompuServe to just over 80%. The Company did not recognize a gain on this transaction. Additional paid-in capital was increased by the change in the Company's proportionate share of CompuServe's equity as a result of the initial public offering, from which the net proceeds to CompuServe were $518,819.
        On May 1, 1995, the Company sold its wholly owned subsidiary, MECA Software, Inc., exclusive of its rights to publish TaxCut, for $35,000 cash. The sale resulted in a gain of $12,445, which is included in other income for the year ended April 30, 1996.
        On June 30, 1994, the Company sold the stock of Collier-Jackson, Inc., a wholly owned subsidiary of CompuServe, for $5,195 in cash. The operating results of Collier-Jackson, Inc. are reflected in the consolidated statements of earnings through the date of disposition, and the gain on the sale of $2,680 is included in other income.

COMMITMENTS AND CONTINGENCIES
Substantially all of the Company's operations are conducted in leased premises. Most of the operating leases are for a one-year period with renewal options of one to three years and provide for fixed monthly rentals. Lease commitments at April 30, 1997, for fiscal 1998, 1999, 2000, 2001 and 2002 aggregated $94,770,
$73,394, $50,790, $24,699 and $13,393, respectively, with no significant commitments extending beyond that period of time. The Company's rent expense for the years 1997, 1996 and 1995 aggregated $96,795, $78,745 and $70,377, respectively.
        The Company has commitments to its credit card holders to the extent of the unused credit limits on credit card loans. These commitments amounted to $923,348 and $712,314 at April 30, 1997 and 1996, respectively. The Company does not require collateral to secure credit card loan agreements. Commitments on credit card loans are cancelable by the Company at any time and do not necessarily represent future cash requirements.
        The Company is obligated to purchase 80% of the mortgage loan volume of a third party which meets certain criteria as established by the Company. The Company purchased $122,535 of such loans during the year ended April 30, 1997, which may not be indicative of future obligations. The Company also extends warehouse financing of $50,000 to such third party to facilitate the accumulation of mortgage loans, of which $8,199 was drawn at April 30, 1997.
        At April 30, 1997, the Company maintained a $400,000 line of credit to support various financial activities conducted by Block Financial Corporation and its commercial paper program. This line of credit was increased to $1,000,000 subsequent to April 30, 1997. The annual commitment fee required to support the availability of this facility is seven basis points per annum on the unused portion of the facility. The Company also maintained a $25,000 line of credit to fulfill short-term cash requirements of CompuServe, which expired in June 1997. There was no outstanding balance under these lines at April 30, 1997 and 1996.
        During fiscal 1997, CompuServe, certain current and former officers and directors of CompuServe, and the Company were named as defendants in four purported class action lawsuits and one lawsuit based on the same allegations in which the plaintiff does not seek class action status. One purported class action lawsuit was voluntarily dismissed by the plaintiffs and such plaintiffs have joined as plaintiffs in one of the remaining class action lawsuits. One suit names the lead underwriters in the CompuServe initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. Each pending suit alleges similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering. One suit also alleges violations of the Ohio Securities Code and common law of negligent misrepresentation. Another suit also alleges violations of Colorado, Florida and Ohio statutes and common law of negligent misrepresentation. Relief sought is unspecified but includes pleas for rescission and damages. In addition to the five previously mentioned lawsuits, an action for discovery was filed during fiscal 1997 solely against CompuServe. In such action the plaintiff seeks factual support for a possible additional claim relating to initial public offering disclosures. The defendants are vigorously defending these suits.

FINANCIAL INSTRUMENTS
The Company securitizes and sells fixed and variable rate mortgage loan receivables. As a part of its interest rate risk management strategy, the Company may choose to hedge its interest rate risk related to its mortgage portfolio by utilizing treasury rate guarantees. The Company classifies these treasury rate guarantees as hedges of specific loan receivables. The gains and losses derived from these treasury rate guarantees are deferred and included in the carrying amounts of the related hedged items and ultimately recognized in earnings. Deferred losses on the treasury rate guarantees used to hedge the anticipated transactions amounted to $142 at April 30, 1997. The contract value and market value of these financial instruments as of April 30, 1997 was $40,000 and $39,925, respectively.
     The Company purchases treasury rate guarantees from certain broker-dealer counterparties. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty. It is the Company's policy to review, as necessary, the credit standing of each counterparty.
     The Company is exposed to on-balance sheet credit risk related to its receivables. The Company is exposed to off-balance sheet credit risk related to mortgage loan receivables which the Company has commited to buy and commitments made to credit card holders to meet their financing needs.

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           Fiscal 1997 Quarter Ended                           Fiscal 1996 Quarter Ended
                                  ----------------------------------------------------------------------------------------------
                                  April 30,      Jan. 31,   Oct. 31,   July 31,      April 30,   Jan. 31,   Oct. 31,    July 31,
                                   1997           1997       1996       1996            1996       1996        1995       1995
                                  ---------------------------------------------      -------------------------------------------
Revenues                          $1,085,891     $363,064   $ 253,450  $227,258      $921,931    $311,845   $221,046    $201,362
                                  ==========     ========   =========  ========      ========    ========   ========    ========
Earnings (loss) before
  income taxes (benefits)
  and minority interest           $  313,197     $(44,085)  $(136,599) $(93,957)     $299,163    $ (8,882)  $(13,470)   $  8,483
Taxes (benefits) on earnings         117,329      (15,930)    (50,940)  (35,846)      113,452      (3,411)    (5,172)      3,257
                                  ----------     --------   ---------  --------      --------    --------   --------    --------
Net earnings (loss) before
  minority interest                  195,868      (28,155)   (85,659)   (58,111)      185,711      (5,471)    (8,298)      5,226
Minority interest                     (3,567)      (2,829)   (11,531)    (5,885)         --           --         --          --
                                  ----------     --------   ---------  --------      --------    --------   --------    --------
Net earnings (loss)               $  199,435     $(25,326)  $(74,128)  $(52,226)     $185,711    $ (5,471)  $ (8,298)   $  5,226
                                  ==========     ========   ========   ========      ========    ========   ========    ========
Net earnings (loss) per share     $     1.90     $   (.24)  $   (.71)  $   (.50)     $   1.75    $   (.05)  $   (.08)   $    .05
                                  ==========     ========   ========   ========      ========    ========   ========    ========

     The Company recorded a charge to earnings of $17,713 in the first quarter of 1997 due to the potential sale or other disposition of certain assets and business operations of a corporate computer software group; the consolidation of certain U.S.-based staff functions and office facilities; the renegotiation of certain third-party customer service agreements; and the write-off of certain obsolete software costs for billing and customer service systems.
     The Company also recorded charges to earnings in the second quarter of 1997 of $34,500 related to accelerated amortization of previously deferred CSi subscriber acquisition costs; $10,881 due to the write-off of all previously deferred subscriber acquisition costs for WOW! and SPRYNET; and $7,850 related to the withdrawal of the WOW! online service from the marketplace.
     Additionally, the Company recorded a charge to earnings of $9,191 in the fourth quarter of 1997 related to further consolidation of Columbus-area office facilities and the sale or write-down of certain equity investments in providers of content and technologies.

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

   Financial Services: This segment provides and invests primarily in financial services delivery technology and the related financial services delivered by that technology as well as financial services associated with Tax Services and its typical customer. It sponsors credit card loans, nonconforming mortgages and other financial services to existing CompuServe and Tax Services customers. This segment also provides personal productivity software to the general public and purchases participation interests in refund anticipation loans made by a third party lending institution.
   Identifiable Assets: Identifiable assets are those assets, including the excess of cost over fair value of net tangible assets acquired, associated with each segment of the Company's operations. The remaining assets are classified as corporate assets and consist primarily of cash, marketable securities and corporate equipment.
   Information concerning the Company's operations by industry segment for the years ended April 30, 1997, 1996 and 1995 is as follows:


                                            1997         1996         1995
                                        -------------------------------------
REVENUES:
   Tax Services                         $  993,924    $  831,455   $  729,718
   Computer Services                       841,887       792,661      579,997
   Financial Services                      110,830        36,442       35,909
   Unallocated corporate                     1,012         3,636          695
   Intersegment sales                      (17,990)       (8,010)     (12,500)
                                        ----------    ----------   ----------
Total revenues                          $1,929,663    $1,656,184   $1,333,819
                                        ==========    ==========   ==========
OPERATING EARNINGS:
   Tax Services                         $  217,124    $  194,771   $  147,740
   Computer Services                      (196,362)       87,332      147,313
   Financial Services                        7,053        (7,368)      (5,788)
   Unallocated corporate                    (9,989)      (10,880)     (12,260)
   Purchased research and development         -             -         (83,508)
                                        ----------    ----------   ----------
Total operating earnings                    17,826       263,855      193,497
   Investment income, net                   20,730         8,994       23,703
   Other, net                                 -           12,445        2,796
                                        ----------    ----------   ----------
Earnings before income taxes and
 minority interest                      $   38,556    $  285,294   $  219,996
                                        ==========    ==========   ==========
DEPRECIATION AND AMORTIZATION:
   Tax Services                         $   35,300    $   23,499   $   21,991
   Computer Services                       130,285        78,683       42,639
   Financial Services                        1,093         8,929        2,992
   Corporate                                   133           129           62
                                        ----------    ----------   ----------
Total depreciation and amortization     $  166,811    $  111,240   $   67,684
                                        ==========    ==========   ==========
IDENTIFIABLE ASSETS:
   Tax Services                         $  213,455    $  141,031   $  117,560
   Computer Services                       731,666       950,671      310,393
   Financial Services                      415,717       208,489      186,859
   Corporate                               545,420       455,700      482,501
                                        ----------    ----------   ----------
Total assets                            $1,906,258    $1,755,891   $1,097,313
                                        ==========    ==========   ==========
CAPITAL EXPENDITURES:
   Tax Services                         $   43,159    $   36,724   $   26,033
   Computer Services                       125,753       227,710       99,690
   Financial Services                        1,450           938        2,135
   Corporate                                   144           354           45
                                        ----------    ----------   ----------
Total capital expenditures              $  170,506    $  265,726   $  127,903
                                        ==========    ==========   ==========

SUMMARIZED FINANCIAL INFORMATION
Summarized financial information for Block Financial Corporation, a wholly owned subsidiary of the Company,is presented below.


                                                     April 30,
                                              1997              1996
                                             -------          --------
Condensed balance sheets:
  Cash and cash equivalents                 $   3,425         $   3,871
  Finance receivables, net                    380,206           191,210
  Other assets                                 34,657            10,490
                                            ---------         ---------
     Total assets                           $ 418,288         $ 205,571
                                            =========         =========

  Commercial paper                          $ 269,619         $  72,651
  Other liabilities                            26,867            15,451
  Stockholder's equity                        121,802           117,469
                                            ---------         ---------
     Total liabilities and stockholder's
       equity                               $ 418,288         $ 205,571
                                            =========         =========


                                                 Year Ended April 30,
                                          1997         1996         1995
                                         ------      --------     --------
Condensed statements of operarions:
  Revenues                              $110,777     $ 36,854     $ 35,909
  Earnings (loss) from operations          7,053       (7,368)      (5,788)
  Earnings (loss) before income taxes
   (benefit)                               7,053        5,077       (5,788)
  Net earnings (loss)                      4,337         (255)      (4,284)


                         INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

Board of Directors and Shareholders
H&R Block, Inc.
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of H&R Block, Inc. and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of H&R Block, Inc., and subsidiaries as of April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended April
30, 1997, in conformity with generally accepted accounting principles.
     As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for advertising costs during the year ended April 30, 1996.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Kansas City, Missouri
June 17, 1997

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.
-----------------------------------------------------------------

       (a) 1.  Financial Statements
               --------------------

               The following financial statements, related notes and report, appear in Part II, Item 8, Financial Statements and Supplementary Data, included in this Form 10-K/A.

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

         11    Statement re Computation of Per Share Earnings.

         13 That portion of the annual report to security holders for the fiscal year ended April 30, 1997 which is expressly incorporated by reference in the Annual Report on Form 10-k for such fiscal year. Portions of such annual report to security holders not expressly incorporated by reference in this Amendment Number 1 to the Annual Report on Form 10-K are not deemed "filed" with the Commission.

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

                                  SIGNATURE
                                  ---------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendmment Number 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               H&R BLOCK, INC.



August 14, 1997                                By /s/ Ozzie Wenich
                                                  -------------------------
                                                  Ozzie Wenich, Senior Vice
                                                  President, Chief Financial
                                                  Officer and Treasurer