Form 10-Q
period 1997-07-31
H&R BLOCK INC
filed 1997-09-15
CIK 12659

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ______________________

                                   FORM 10-Q


     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

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

The number of shares outstanding of the registrant's Common Stock, without par value, at September 1, 1997 was 104,178,653 shares.

                               TABLE OF CONTENTS


                                                                   Page


PART I    Financial Information

          Consolidated Balance Sheets
            July 31, 1997 and April 30, 1997 ....................    1

          Consolidated Statements of Operations
            Three Months Ended July 31, 1997 and 1996 ...........    2

          Consolidated Statements of Cash Flows
            Three Months Ended July 31, 1997 and 1996 ...........    3

          Notes to Consolidated Financial Statements ............    4

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations .................    8

PART II   Other Information .....................................   12

SIGNATURES ......................................................   14

                                H&R BLOCK, INC.
                          CONSOLIDATED BALANCE SHEETS
                   AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS


                                                                           JULY 31,   APRIL 30,
                                                                             1997        1997
                                                                          ----------  ----------
                             ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                                $  303,920  $  457,079
 Marketable securities                                                        20,269      61,755
 Receivables, less allowance for doubtful accounts of $32,198
  and $30,144                                                                518,739     407,441
 Prepaid expenses and other current assets                                    84,299      27,681
 Net assets of discontinued operations                                       517,928     522,144
                                                                          ----------  ----------
  TOTAL CURRENT ASSETS                                                     1,445,155   1,476,100

INVESTMENTS AND OTHER ASSETS
 Investments in marketable securities                                         35,582      20,273
 Excess of cost over fair value of net tangible assets
  acquired, net of amortization                                              260,991      74,794
 Other                                                                        68,552      56,474
                                                                          ----------  ----------
                                                                             365,125     151,541
PROPERTY AND EQUIPMENT, at cost less accumulated
 depreciation and amortization                                                66,082      65,065
                                                                          ----------  ----------
                                                                          $1,876,362  $1,692,706
                                                                          ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                                            $  657,209  $  269,619
 Accounts payable, accrued expenses and deposits                             152,103     164,872
 Accrued salaries, wages and payroll taxes                                    10,662     105,326
 Accrued taxes on earnings                                                    74,640     114,840
                                                                          ----------  ----------
  TOTAL CURRENT LIABILITIES                                                  894,614     654,657

OTHER NONCURRENT LIABILITIES                                                  40,098      38,952

STOCKHOLDERS' EQUITY
 Common stock, no par, stated value $.01 per share                             1,089       1,089
 Convertible preferred stock, no par, stated value $.01 per share                  4           4
 Additional paid-in capital                                                  501,528     502,308
 Retained earnings                                                           625,479     684,071
                                                                          ----------  ----------
                                                                           1,128,100   1,187,472
 Less cost of 4,855,276 and 4,905,421 shares of common stock
  in treasury                                                                186,450     188,375
                                                                          ----------  ----------
                                                                             941,650     999,097
                                                                          ----------  ----------
                                                                          $1,876,362  $1,692,706
                                                                          ==========  ==========




                 See Notes to Consolidated Financial Statements

                                H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS


                                                               THREE MONTHS ENDED
                                                           -------------------------
                                                                    JULY 31,
                                                                    --------
                                                              1997          1996
                                                           ----------    ----------
REVENUES
   Service revenues                                        $  35,767    $   19,144
   Royalties                                                   1,017           931
   Other income                                                7,183           540
                                                           ---------    ----------
                                                              43,967        20,615
                                                           ---------    ----------
OPERATING EXPENSES
   Employee compensation and benefits                         30,193        21,555
   Occupancy and equipment                                    35,600        29,998
   Marketing and advertising                                   3,299         1,601
   Supplies, freight and postage                               2,117         1,930
   Other                                                      33,457        15,361
                                                           ---------    ----------
                                                             104,666        70,445
                                                           ---------    ----------

Operating loss                                               (60,699)      (49,830)

OTHER INCOME
   Investment income, net                                      5,190         3,944
                                                           ---------    ----------

Loss from continuing operations before income tax benefit    (55,509)      (45,886)

Income tax benefit                                           (20,648)      (17,391)
                                                           ---------    ----------

Net loss from continuing operations                          (34,861)      (28,495)

Net loss from discontinued operations (less applicable
   taxes of $1,488 and $14,788)                               (3,274)      (23,731)
                                                           ---------    ----------

Net loss                                                   $ (38,135)   $  (52,226)
                                                           =========    ==========

Weighted average number of common shares outstanding         104,102       103,823
                                                           =========    ==========

Net loss per share from continuing operations              $    (.33)   $     (.27)
                                                           =========    ==========

Net loss per share                                         $    (.37)   $     (.50)
                                                           =========    ==========

Dividends per share                                        $     .20    $      .32
                                                           =========    ==========






                   Notes to Consolidated Financial Statements

                                H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        UNAUDITED, AMOUNTS IN THOUSANDS


                                                                      THREE MONTHS ENDED
                                                                      ------------------
                                                                           JULY 31,
                                                                           --------
                                                                        1997          1996
                                                                       -------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $   (38,135)  $  (52,226)
  Adjustments to reconcile net loss to net cash provided
        by (used in) operating activities:
     Depreciation and amortization                                       8,796        6,629
     Other noncurrent liabilities                                        1,146        2,112
     Changes in:
        Receivables                                                    342,147      (19,806)
        Prepaid expenses and other current assets                      (21,439)      (7,656)
        Net assets of discontinued operations                            4,177       23,126
        Accounts payable, accrued expenses and deposits                (19,605)       5,369
        Accrued salaries, wages and payroll taxes                      (96,471)     (84,666)
        Accrued taxes on earnings                                      (39,936)     (53,232)
                                                                   -----------  -----------
  NET CASH USED IN OPERATING ACTIVITIES                                140,680     (180,350)
                                                                   -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                  (111,837)     (14,682)
  Maturities of marketable securities                                  138,738        1,229
  Purchases of property and equipment                                   (4,149)      (3,263)
  Excess of cost over fair value of net tangible assets acquired,
     net of cash acquired                                             (223,209)      (2,226)
  Other, net                                                            (5,138)      (2,836)
                                                                   -----------  -----------
  NET CASH USED IN INVESTING ACTIVITIES                               (205,595)     (21,778)
                                                                   -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                                       (2,808,632)  (1,298,813)
  Proceeds from issuance of notes payable                            2,740,059    1,338,271
  Dividends paid                                                       (20,816)     (33,095)
  Proceeds from stock options exercised                                  1,145        1,862
                                                                   -----------  -----------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (88,244)       8,225
                                                                   -----------  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (153,159)    (193,903)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                   457,079      405,019
                                                                   -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                     $   303,920  $   211,116
                                                                   ===========  ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Income taxes paid                                                $    19,950  $    12,319
  Interest paid                                                          5,668        1,329




                 See Notes to Consolidated Financial Statements

                                H&R BLOCK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Unaudited, dollars in thousands, except share data


1. The Consolidated Balance Sheet as of July 31, 1997, the Consolidated Statements of Operations for the three months ended July 31, 1997 and 1996, and the Consolidated Statements of Cash Flows for the three months ended July 31, 1997 and 1996 have been prepared by the Company, without audit.
     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1997 and for all periods presented have been made.

     Reclassifications have been made to prior year amounts to conform with the current year presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1997 Annual Report to Shareholders.

     Operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Thus, the three month results are not indicative of results to be expected for the year.

2. On September 7, 1997, the Company entered into an Agreement and Plan of Merger (Merger Agreement) under which a subsidiary of WorldCom, Inc. (WorldCom) would acquire CompuServe Corporation (CompuServe). At the effective time of the merger, each of the outstanding shares of CompuServe common stock (including the 74,200,000 shares owned by the Company) are to be converted into the right to receive, and there shall be paid and issued, in exchange for each of the CompuServe shares, .40625 of a share of WorldCom stock, subject to adjustment as provided in the Merger Agreement. The transaction is subject to the satisfaction of certain conditions set forth in the Merger Agreement and is expected to close as soon as practicable after the satisfaction of all of such conditions. The consolidated financial statements have been reclassified to reflect the Company's Computer Services segment as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. Revenues from Computer Services for the three months ended July 31, 1997 and 1996 were $205.7 million and $208.6 million, respectively.

3. On June 17, 1997, the Company completed the purchase of Option One Mortgage Corporation (Option One). The cash purchase price was $218.1 million, consisting of $28.1 million in adjusted stockholder's equity and a premium of $190 million. In addition, the Company made a cash payment of $456 million to Option One's parent to eliminate intercompany loans made to Option One to finance its mortgage loan operations. Both payments are subject to post-closing adjustments. The $456 million payment was recorded as an intercompany loan and was repaid to the Company by the end of June 1997 after Option One sold the loans to a third party in the ordinary course of business. The acquisition was accounted for as a purchase, and accordingly, Option One's results are included since the date of acquisition. The fair value of tangible assets acquired and liabilities assumed was $683.8 million and $463.9 million, respectively. Liabilities assumed were treated as a noncash investing activity in the Consolidated Statement of Cash Flows for the three months ended July 31, 1997. The excess of cost over fair value of net tangible assets acquired was $183.1 million and is being amortized on a straight-line basis over 15 years.
     The acquisition was financed with short-term borrowings and it is the intention of the Company that the acquisition will ultimately be financed with the issuance of $250 million in medium-term debt securities in the second quarter of fiscal 1998.

     The following unaudited pro forma summary combines the consolidated results of operations of the Company and Option One as if the acquisition had occurred on May 1, 1997 and 1996, after giving effect to certain adjustments, including amortization of intangible assets, increased interest expense on the acquisition debt and the related income tax effects. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of those dates. In addition, the pro forma information is not intended to be a projection of future results.


                                               Three months ended
                                               ------------------
                                                     July 31,
                                                     --------
                                                 1997        1996
                                                 ----        ----
     Revenues                                  $  56,017   $ 40,364
     Net loss                                    (42,036)   (54,146)
     Net loss per share                             (.40)      (.52)


4.   Receivables consist of the following:

                                               July 31,   April 30,
                                               --------   ---------
                                                 1997       1997
                                               --------   ---------
     Credit card loans                        $ 245,806   $ 177,215
     Mortgage loans held for sale               223,707      29,623
     Other                                       81,424     230,747
                                              ---------   ---------
                                                550,937     437,585
     Allowance for doubtful accounts             32,198      30,144
                                              ---------   ---------
                                              $ 518,739   $ 407,441
                                              =========   =========


5. During the quarter ended July 31, 1997, the net unrealized holding gain on available-for-sale securities increased $463 to $1,789.

6. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

7. Net loss per common share is based on the weighted average number of shares outstanding during each period. The weighted average shares outstanding for the first quarter of fiscal

     1998 increased to 104,102,000 from 103,823,000 last year, due to the issuance of treasury shares for a franchise acquisition in the first quarter of fiscal 1997 and stock option exercises.

8. During the three months ended July 31, 1997 and 1996, the Company issued 50,145 and 27,406 shares, respectively, pursuant to provisions for exercise of stock options under its stock option plans.

9. During fiscal 1997, CompuServe, certain current and former officers and directors of CompuServe and the registrant were named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio. All but two of the original six cases were brought as putative class actions. All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering. Relief sought is unspecified, but includes pleas for rescission and damages. One purported class action lawsuit was voluntarily dismissed by the plaintiffs and such plaintiffs have joined in one of the remaining class action lawsuits in Federal court. The other Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits are both subject to pending motions to dismiss filed on behalf of the defendants, and they are expected to be consolidated pursuant to a scheduling order that has been entered in the first Federal lawsuit. The first state court lawsuit also alleges violations of the Ohio Securities Code and common law of negligent misrepresentation, while another state lawsuit alleges violations of Colorado, Florida, and Ohio statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. Three of the state lawsuits have been consolidated for discovery. A fourth state lawsuit, Philip Silverglate v. CompuServe Corporation, H&R Block, Inc., etal., was filed during the first quarter of fiscal 1998, and is expected to be consolidated with the other state lawsuits in due course. The defendants are vigorously defending these lawsuits.

10. Summarized financial information for Block Financial Corporation (BFC), a wholly owned subsidiary of the Company, is presented below.

                                                        July 31,     April 30,
                                                        --------     ---------
                                                          1997         1997
                                                        --------     ---------
     Condensed balance sheets:
       Cash and cash equivalents                        $ 29,687      $  3,425
       Finance receivables, net                          503,084       380,206
       Other assets                                      271,118        34,657
                                                        --------      --------
          Total assets                                  $803,889      $418,288
                                                        ========      ========

       Commercial paper                                 $657,209      $269,619
       Other liabilities                                  28,762        26,867
       Stockholder's equity                              117,918       121,802
                                                        --------      --------
          Total liabilities and stockholder's equity    $803,889      $418,288
                                                        ========      ========

                                                 Three months ended
                                                 ------------------
                                                      July 31,
                                                 ------------------
                                                   1997      1996
                                                 -------    -------
      Condensed statements of operations:
         Revenues                                $28,609     $8,224
         Loss from operations                     (6,330)    (1,022)
         Net loss                                 (3,887)      (630)


11. BFC filed a $1.0 billion shelf registration statement for medium-term debt securities after the end of the first quarter and intends to draw down $250,000 on the shelf registration in the second quarter, as discussed above. As part of its interest rate risk management strategy, the Company hedged its interest rate risk related to the anticipated issuance of medium-term debt by utilizing treasury rate guarantees. The contract value and market value of these treasury rate guarantees as of July 31, 1997 was $240,000 and $234,839, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 3, respectively.

Working capital decreased from $821.4 million at April 30, 1997 to $550.5 million at July 31, 1997. The working capital ratio at July 31, 1997 is 1.6 to 1, compared to 2.3 to 1 at April 30, 1997. The decrease in working capital and working capital ratio is primarily due to the following: (1) working capital was decreased by approximately $189.3 million due to the acquisition of Option One; and (2) the seasonal nature of the Company's Tax Services segment. Tax return preparation occurs almost entirely in the fourth quarter and has the effect of increasing certain assets and liabilities during this time.

The Company maintains seasonal lines of credit to support short-term borrowing facilities in the United States and Canada. During the months of January through April, the Company's Canadian Tax Services regularly incurs short-term borrowings to purchase refunds due its clients from Revenue Canada.

BFC incurs short-term borrowings throughout the year to fund receivables associated with its credit card, nonconforming mortgage loan and other financial service programs. BFC has a $1.0 billion back-up credit facility to support its various financial activities through December 1997, subject to renewal. At July 31, 1997, short-term borrowings totaled $657.2 million compared to $269.6 million at April 30, 1997 due mainly to the acquisition of Option One and the funding of its mortgage operations.

BFC filed a $1.0 billion shelf registration statement for medium-term debt securities after the end of the first quarter of fiscal 1998. BFC intends to draw down $250 million on the shelf registration in the second quarter to pay down the commercial paper used to fund the acquisition of Option One, described below.

The Company's capital expenditures, excluding the acquisition of Option One, and dividend payments during the first three months were funded through internally-generated funds.

The Company will pay CompuServe Corporation (CompuServe) approximately $40 million in the second quarter for the tax benefits derived by the Company from CompuServe's operating losses in the 1996 calendar year using internally-generated funds. Such payment will be made in accordance with the Tax Sharing Agreement between the Company and CompuServe.

Upon the completion of the CompuServe transaction, described below, the Company will hold an approximate 3 percent stake in WorldCom, Inc. (WorldCom) and will evaluate various alternatives to convert its holdings into cash in a timely manner. The proceeds will be used to assist the Company in growing its core tax and financial services businesses and to fund the Company's stock repurchase program discussed below.

The Company announced in December 1993 its intention to repurchase from time to time up to 10 million of its shares on the open market of which 4.8 million had been repurchased at July 31, 1997. In July 1996, the Company announced its intention to repurchase up to 10 million additional shares in the open market over a two-year period following the separation of CompuServe. Such authorization is in addition to the 1993 authorization. Following the completion of the CompuServe transaction, the Company plans to continue to purchase its shares on the open market in accordance with these authorizations. However, the repurchase program will depend on the price of the stock, availability of excess cash, the ability to maintain financial flexibility, and other investment opportunities available.


RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

On June 17, 1997, the Company completed the purchase of Option One. Option One engages in the origination, purchase, servicing, securitization and sale of nonconforming mortgage loans. Based in Santa Ana, California, Option One has a network of more than 5,000 mortgage brokers in 46 states. The cash purchase price was $218.1 million. In addition, the Company made a cash payment of $456 million to Option One's parent to eliminate intercompany loans made to Option One to finance its mortgage loan operations. Both payments are subject to post-closing adjustments. The $456 million payment was recorded as an intercompany loan and was repaid to the Company by the end of June 1997 after Option One sold the mortgage loans to a third party in the ordinary course of business. The acquisition was accounted for as a purchase, and accordingly, Option One's results are included since the date of acquisition.

On September 7, 1997, the Company entered into an Agreement and Plan of Merger (Merger Agreement) under which a subsidiary of WorldCom would acquire CompuServe. At the effective time of the merger, each of the outstanding shares of CompuServe common stock (including the 74,200,000 shares owned by the Company) are to be converted into the right to receive, and there shall be paid and issued, in exchange for each of the CompuServe shares, .40625 of a share of WorldCom stock, subject to adjustment as provided in the Merger Agreement. The transaction is subject to the satisfaction of certain conditions, including, among others, the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any foreign competition law or similar law, the receipt of other regulatory approvals and CompuServe shareholder approval and adoption of the Merger Agreement. The Company has agreed to vote all of its directly or indirectly owned shares of CompuServe common stock in favor of the merger, and such action is sufficient to approve the transaction. The transaction will be treated as a sale of assets for tax purposes and it is expected to close as soon as practicable after the satisfaction of all the conditions set forth in the Merger Agreement. The financial summary below has been reclassified to reflect CompuServe as discontinued operations. CompuServe was previously reported in the Computer Services segment.

1997 COMPARED TO 1996

The analysis that follows should be read in conjunction with the table below and the Consolidated Statements of Operations found on page 2.

                  THREE MONTHS ENDED JULY 31, 1997 COMPARED TO
                        THREE MONTHS ENDED JULY 31, 1996
                             (AMOUNTS IN THOUSANDS)


                                                       Revenues          Earnings (loss)
                                                  -------------------   ------------------
                                                    1997      1996        1997       1996
                                                  --------  ---------   --------   -------

Tax services                                      $ 14,389  $  12,282   $(52,059) $(45,229)
Financial services                                  29,209      8,224     (6,349)   (1,022)
Unallocated corporate                                  387        109     (2,291)   (3,579)
Investment income, net                                   -          -      5,190     3,944
Intersegment sales                                     (18)         -          -         -
                                                  --------  ---------   --------   -------
                                                  $ 43,967  $  20,615    (55,509)  (45,886)
                                                  ========  =========
Income tax benefit                                                       (20,648)  (17,391)
                                                                        --------  --------
Net loss from continuing operations                                      (34,861)  (28,495)
Net loss from discontinued operations                                     (3,274)  (23,731)
                                                                        --------  --------
Net loss                                                                $(38,135) $(52,226)
                                                                        ========  ========


Consolidated revenues for the three months ended July 31, 1997 increased 113.3% to $44.0 million from $20.6 million reported last year. The increase is primarily due to the revenues of the Company's new retail mortgage operations this year of $18.4 million, which include revenues of Option One, acquired on June 17, 1997.

The consolidated pretax loss from continuing operations for the first quarter of fiscal 1998 increased to $55.5 million from $45.9 million in the first quarter of last year. The increase is attributable to the Tax Services segment, which incurred a pretax loss of $52.1 million compared to $45.2 million in the first quarter of last year.

The net loss from continuing operations was $34.9 million, or $.33 per share, compared to $28.5 million, or $.27 per share, for the same period last year.

An analysis of operations by segment follows.


TAX SERVICES

Revenues increased 17.2% to $14.4 million from $12.3 million last year, resulting primarily from higher tax preparation fees that are attributable to increases in pricing and in the number of tax returns prepared.

The pretax loss increased 15.1% to $52.1 million from $45.2 million in the first quarter of last year due to normal operational increases in compensation, rent and utilities. Additionally, expenses associated with continued office acquisitions and expansion, which include rent, salaries and benefits, have contributed to the increased loss. Due to the seasonality of this segment's business, first quarter operating results are not indicative of expected results for the entire fiscal year.

FINANCIAL SERVICES

Revenues increased 255.2% to $29.2 million from $8.2 million in the same period last year. The increase is primarily related to new mortgage operations which contributed increased revenues of $18.4 million this year. New mortgage operations include revenues related to the recently acquired Option One. Credit card operations also contributed $2.4 million to the increase due to larger revolving credit card balances over the first quarter of fiscal 1997.

The pretax loss increased to $6.3 million from $1.0 million in the first quarter of fiscal 1997, primarily due to increased bad debt expenses resulting from larger revolving credit card balances and operational costs related to the new retail mortgage business. In addition, higher bad debt and compensation expenses in software and online operations, respectively, contributed to the loss.

INVESTMENT INCOME, NET

Net investment income increased 31.6% to $5.2 million from $3.9 million last year. The increase resulted from more funds available for investment.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the first quarter decreased 36.0% to $2.3 million from $3.6 million in the comparable period last year. The decrease resulted mainly from expenses included in the first quarter of fiscal 1997 of $517 thousand related to the planned spin-off of the Company's remaining investment in CompuServe. Also contributing to the decrease were lower consultant fees, charitable contributions and insurance expenses.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

During fiscal 1997, CompuServe Corporation (CompuServe), certain current and former officers and directors of CompuServe and the registrant were named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio. All but two of the original six cases were brought as putative class actions. All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering. Relief sought is unspecified, but includes pleas for rescission and damages. One purported class action lawsuit was voluntarily dismissed by the plaintiffs and such plaintiffs have joined in one of the remaining class action lawsuits in Federal court. The other Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits are both subject to pending motions to dismiss filed on behalf of the defendants, and they are expected to be consolidated pursuant to a scheduling order that has been entered in the first Federal lawsuit. The first state court lawsuit also alleges violations of the Ohio Securities Code and common law of negligent misrepresentation, while another state lawsuit alleges violations of Colorado, Florida, and Ohio statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. Three of the state lawsuits have been consolidated for discovery. A fourth state lawsuit, Philip Silverglate v. CompuServe Corporation, H&R Block, Inc., etal., was filed during the first quarter of fiscal 1998, and is expected to be consolidated with the other state lawsuits in due course. The defendants are vigorously defending these lawsuits.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits

     10(a) Amendment and Termination of the H&R Block, Inc. Retirement Plan for
           Non-Employee Directors

     10(b) Amendment No. 8 to the H&R Block Deferred Compensation Plan for
           Executives

     10(c) Amendment No. 3 to the H&R Block Deferred Compensation Plan for
           Directors

     10(d) Amendment No. 4 to the H&R Block Deferred Compensation Plan for
           Directors

     10(e) Amendment No. 4 to the H&R Block Supplemental Deferred Compensation
           Plan for Executives

    (27)   Financial Data Schedule.

b)   Reports on Form 8-K

     A Form 8-K, Current Report, dated July 2, 1997, was filed by the registrant reporting as an "Item 2" the acquisition of Option One Mortgage Corporation on June 17, 1997. The registrant reported under "Item 7" that the financial statements of Option One Mortgage Corporation and the registrant's pro forma financial statements would be filed as soon as practicable, but no more than 60 days after that Current Report. The registrant did not file any other reports on Form 8-K during the first quarter of fiscal 1998.

     A Form 8-K/A, Current Report, dated July 2, 1997, was filed on August 14, 1997 by the registrant reporting as an "Item 7" the audited financial statements of Option One Mortgage Corporation for the years ended December 31, 1996 and 1995, the unaudited financial statements for the three months ended March 31, 1997 and 1996, and the unaudited pro forma financial statements of the registrant for the year ended April 30, 1997. The consent of independent auditors was included as Exhibit 23.1 to the Form 8-K/A.

     A Form 8-K, Current Report, dated September 7, 1997, was filed by the registrant reporting as an "Item 5" the entry by the registrant into an Agreement and Plan of Merger with H&R Block Group, Inc., CompuServe Corporation, WorldCom, Inc. and Walnut Acquisition Company, L.L.C., pursuant to which WorldCom, Inc. would acquire CompuServe Corporation through a merger of Walnut Acquisition Company, L.L.C. with and into CompuServe Corporation. The Form 8-K also reported the entry by the registrant into both a Stockholders Agreement and a Standstill Agreement with H&R Block Group, Inc. and WorldCom, Inc. in connection with the Agreement and Plan of Merger. The Agreements were exhibits to the Form 8-K, as was a copy of the joint press release of the registrant and CompuServe Corporation dated September 8, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                H&R BLOCK, INC.
                                           ----------------------
                                                 (Registrant)


DATE  9/15/97                           BY     /s/ Ozzie Wenich
     ---------                              -----------------------
                                                  Ozzie Wenich
                                             Senior Vice President,
                                            Chief Financial Officer
                                                and Treasurer


DATE  9/15/97                           BY   /s/ Patrick D. Petrie
     ---------                              -------------------------
                                                 Patrick D. Petrie
                                        Vice President and Corporate Controller