Form 10-K405/A
period 1997-04-30
H&R BLOCK INC
filed 1997-09-26
CIK 12659

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-K/A
                               Amendment Number 2

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended April 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to __________.

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

                     Documents Incorporated by Reference

A certain specified portion of the registrant's annual report to security holders for the fiscal year ended April 30, 1997, is incorporated herein by reference in response to Part II, Item 5 and certain specified portions of the registrant's definitive proxy statement filed within 120 days after April 30, 1997, are incorporated herein by reference in response to Part III, Items 10 through 13, inclusive. A certain specified portion of the annual report on Form 10-K of CompuServe Corporation for the fiscal year ended April 30, 1997, is incorporated herein by reference in response to Part I, Item 1, and Part I, Item 2.

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

         On November 21, 1996, CompuServe confirmed its previously forecast second-quarter loss, announced an accelerated amortization of previously capitalized subscriber acquisition costs, and disclosed a shift in its mar-keting strategy to reduce costs and to focus on business and professional subscribers to its online service, as well as the profitable segments of the consumer market. As a part of the shift in strategy, CompuServe announced the withdrawal of the family-oriented WOW! online service from the marketplace effective January 31, 1997.

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

         On September 7, 1997, the Company entered into an Agreement and Plan of

Merger ("Merger Agreement") under which a subsidiary of WorldCom, Inc. ("WorldCom") would acquire CompuServe Corporation ("CompuServe"). At the effective time of the merger, each of the outstanding shares of CompuServe common stock (including 74,200,000 shares owned by the Company) are to be converted into the right to receive, and there shall be paid and issued, in exchange for each of the CompuServe shares, .40625 of a share of WorldCom stock, subject to adjustment as provided in the Merger Agreement. The transaction is subject to the satisfaction of certain conditions, including, among others, the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any foreign competition law or similar law, the receipt of other regulatory approvals, the absence of certain adverse material changes, and CompuServe shareholder approval and adoption of the Merger Agreement. The Company has agreed to vote all of its directly and indirectly owned shares of CompuServe common stock in favor of the merger and such action is sufficient to approve the transaction. The transaction will be treated as a sale of assets for tax purposes and it is expected to close as soon as practicable after the satisfaction of all the conditions set forth in the Merger Agreement. In the Company's consolidated statement of earnings for the three years ended April 30, 1997, 1996 and 1995, the consolidated statement of cash flows for the year ended April 30, 1997 and the consolidated balance sheet as of April 30, 1997 included in this Form 10-K/A, Amendment Number 2, CompuServe's results are reflected as discontinued operations.

         During the year ended April 30, 1997, the Company was not involved in any bankruptcy, receivership or similar proceedings or any material reclassifications, mergers or consolidations, and the Company did not acquire or dispose of any material amount of assets otherwise than in the ordinary course of business.

         On April 16, 1997, the Company announced that Block Financial Corporation had agreed to purchase all of the stock of Option One Mortgage Corporation ("Option One") from Fleet Financial Group, Inc. ("Fleet"). Option One engages in the origination, purchase, servicing, securitization and sale of one-to-four family residential mortgage loans made primarily to subprime borrowers who do not qualify for loans which conform to FNMA or FHLMC guidelines. It is based in Santa Ana, California, with a network of more than 5,000 mortgage brokers in 46 states. On June 17, 1997, Block Financial Corporation completed the purchase. The purchase price was $218.1 million in cash, consisting of $28.1 million in adjusted stockholder's equity and a premium of $190 million. In addition, Block Financial Corporation made a cash payment of $456 million to Fleet to eliminate intercompany loans made to Option One to finance Option One's mortgage loan business. Both payments are subject to post-closing adjustments. The $456 million payment was recorded as an intercompany loan from Block Financial Corporation to Option One and was repaid by Option One by the end of June 1997 after Option One sold mortgage loans to a third-party in the ordinary course of business.

Financial Information About Industry Segments

The information required by Item 101(b) of Regulation S-K relating to financial information about industry segments is contained in the Notes to Consolidated Financial Statements in Item 8 of Part II of this report, and is incorporated herein by reference.


Number of Employees

The Company, including its direct and indirect wholly owned subsidiaries, has approximately 1,640 regular full-time employees. The highest number of persons employed by the Company during the fiscal year ended April 30, 1997, including seasonal employees, was approximately 78,900. As of April 30, 1997, CompuServe had approximately 3,050 full-time employees.

Description of Business

Diversified Services

Through its subsidiaries, the Company provides to the public diversified services that include income tax return preparation, electronic filing and other services related to income tax return preparation, credit cards, nonconforming mortgages, franchise equity lines of credit, personal productivity computer software, online and Internet access services, and network access, management and applications. The Company also purchases participation interests in refund anticipation loans made by a third-party lending institution and offers equity lines of credit to the Company's franchisees. The description of the business of CompuServe Corporation is contained in the annual report on Form 10-K of CompuServe Corporation for the fiscal year ended April 30, 1997, in the section entitled "Business and Properties," and such description is incorporated herein by reference.

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

         In addition, HRB Royalty, Inc., claims ownership of the following unregistered service marks and trademarks.

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


Financial Services

Generally. The businesses of Block Financial Corporation ("BFC") include: (1) the purchase of participation interests in refund anticipation loans;(2) the origination, servicing, sale and securitization of nonconforming mortgage loans;
(3) credit cards; (4) financial services delivered by technology and financial service delivery technology; (5) franchise equity lines of credit; and (6) software.

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

         H&R Block Mortgage Company, L.L.C. ("Block Mortgage"), a limited liability company in which H&R Block Tax Services, Inc. owns a 99% membership interest and BFC owns a 1% membership interest, offers nonconforming mortgage loans at H&R Block tax offices. Block Mortgage is a strategic initiative involving Tax Services and BFC in which the goal is to develop a retail mortgage business. During the 1997 tax season, nonconforming mortgages were offered through 31 tax offices in Colorado, Indiana, North Carolina and Virginia. Block Mortgage plans to continue the test of this business in additional offices during fiscal year 1998.

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

         BFC's credit cards (which include Gold and Classic versions of the CompuServe Visa and WebCard(Service Mark) Visa cards) are currently issued under a co-branding agreement between BFC and Columbus Bank and Trust Company, Columbus, Georgia. Approximately 110,000 CompuServe Visa credit cards were issued by the end of fiscal year 1997, compared to 113,425 accounts at the end of fiscal 1996. The number of WebCard Visa accounts at April 30, 1997, was 57,223, compared to approximately 6,000 accounts at the end of fiscal year 1996. The WebCard was introduced in January 1996. The aggregate portfolio for the credit cards issued by

BFC increased from approximately $165 million at the end of fiscal year 1996 to more than $246 million by the end of fiscal year 1997. While the aggregate number of BFC's credit cards increased during fiscal year 1997, the dollar amount of bad debt expense associated with such accounts also increased substantially. The increase in bad debt expense resulted from the increase in the credit card receivables portfolio and a deterioration in credit quality arising from the maturation of the credit card portfolio. BFC is placing greater emphasis on collections management in fiscal year 1998.

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

         The Company is evaluating the possible sale of its credit card operations, including its receivables portfolio and the CONDUCTOR service.

         BFC offers to franchisees of Tax Services lines of credit with reasonable interest rates under a program designed to better enable the franchisees to refinance existing business debt, expand or renovate offices or meet off-season cash flow needs. A franchise equity loan is a revolving line of credit secured by the H&R Block franchise and the underlying business.

         BFC's software business develops and markets the Kiplinger TaxCut(R) tax preparation software package, as well as markets the Kiplinger Home Legal Advisor(Service Mark) and Kiplinger Small Business Attorney(Service Mark) software products. As a result of the increase in sales of TaxCut's final edition in fiscal year 1997, BFC's share of the income tax return preparation software market is now greater than 30%.

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


         Service Marks, Trademarks and Patents. BFC claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

                    CONDUCTOR
                    CONDUCTOR and Hand-Held Baton Design
                    CONDUCTOR CARD REVIEW
                    TaxCut

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended April 30, 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and principal occupations (for the past five years) of the executive officers of the Company, each of whom has been elected to serve at the discretion of the Board of Directors of the Company, are:

Name and age              Office(s)
------------              ---------
Henry W. Bloch (75)       Chairman of the Board since August 1992; Chairman of
                          the Board and Chief Executive Officer from August 1989 through July 1992; Member of the Board of Directors since 1955.

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
                          Associate Corporate Counsel from December 1990 until
                          April 1993.

Name and age              Office(s)
------------              ---------

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

James D. Rose (47)        Vice President and Chief Information Officer since
                          June 2, 1997. See Note 4.


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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                Year Ended April 30
                                                      1997          1996            1995            1994          1993
                                                   ----------    ----------      ----------      ----------    ----------
                                                      In thousands, except per share amounts and number of shareholders

FOR THE YEAR:
Total revenues                                     $1,097,456    $  871,533      $  766,323      $  806,721    $  759,630
Net earnings from continuing operations*           $  143,777    $  125,089      $   97,989      $  103,052    $  126,556
Net earnings*                                      $   47,755    $  177,168      $  107,259      $  200,528    $  180,705

AT YEAR END:
Total assets                                       $1,692,706    $1,755,891      $1,097,313      $1,093,245    $1,017,601
Cash, cash equivalents and marketable securities   $  539,107    $  745,693      $  444,981      $  620,091    $  439,526
Stockholders' equity                               $  999,097    $1,039,593      $  685,865      $  707,875    $  650,488
Shares outstanding                                    104,067       103,417         104,863         106,149       106,355
Number of shareholders                                 33,517        35,634          38,053          35,514        33,457

MEASUREMENTS:
Per share of common stock:
         Net earnings from continuing operations*  $     1.36    $     1.18      $      .92      $      .97    $     1.18
         Net earnings*                             $      .45    $     1.67      $     1.01      $     1.88    $     1.68
         Cash dividends declared                   $     1.04    $     1.27 1/4  $     1.21 3/4  $     1.09    $      .97
         Net tangible book value                   $     8.88    $     9.46      $     5.79      $     6.03    $     4.93
Return on total revenues**                              13.1%         14.4%           12.8%           15.9%         16.7%
Return on beginning stockholders' equity                 4.6%         25.8%           15.2%           30.8%         29.4%


 * Fiscal 1994 includes a charge to earnings from continuing operations of $25,072 ($.24 per share) for purchased research and development in connection with the acquisition of MECA Software, Inc. Fiscal 1995 includes a charge to earnings from discontinued operations of $83,508 ($.79 per share) for purchased research and development in connection with the acquisition of SPRY, Inc. See notes to consolidated financial statements.

**       Before charge for purchased research and development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

SIGNIFICANT EVENTS SUBSEQUENT TO FISCAL 1997
On September 7, 1997, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") under which a subsidiary of WorldCom, Inc. ("WorldCom") would acquire CompuServe Corporation ("CompuServe"). At the effective time of the merger, each of the outstanding shares of CompuServe common stock (including 74,200,000 shares owned by the Company) are to be converted into the right to receive, and there shall be paid and issued, in exchange for each of the CompuServe shares, .40625 of a share of WorldCom stock, subject to adjustment as provided in the Merger Agreement. The transaction is subject to the satisfaction of certain conditions, including, among others, the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any foreign competition law or similar law, the receipt of other regulatory approvals, the absence of certain adverse material changes, and CompuServe shareholder approval and adoption of the Merger Agreement. The Company has agreed to vote all of its directly and indirectly owned shares of CompuServe common stock in favor of the merger and such action is sufficient to approve the transaction. The transaction will be treated as a sale of assets for tax purposes and it is expected to close as soon as practicable after the satisfaction of all the conditions set forth in the Merger Agreement. CompuServe's results have been reflected as discontinued operations. CompuServe contributed $(.91), $.49 and $.88 per share in 1997, 1996 and 1995, respectively, exclusive of a charge of $83.5 million for purchased research and development in 1995.

         On June 17, 1997, the Company completed the purchase of Option One Mortgage Corporation ("Option One"). Option One engages in the origination, purchase, servicing, securitization and sale of nonconforming mortgage loans. Based in Santa Ana, California, Option One has a network of more than 5,000 mortgage brokers in 46 states. The cash purchase price was $218.1 million. In addition, the Company made a cash pay-ment of $456 million to Option One's parent to eliminate intercompany loans made to Option One to finance its mortgage operations. Both payments are subject to post-closing adjustments. The $456 million payment was recorded as an intercompany loan and was repaid to the Company by the end of June 1997 after Option One sold the mortgage loans to a third party in the ordinary course of business. The acquisition will be accounted for as a purchase.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company does not anticipate that the implementation of SFAS 130 will have a material impact on the consolidated financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company does not anticipate that the implementation of SFAS 131 will have a material impact on the consolidated financial statements.


SIGNIFICANT EVENTS IN FISCAL 1997
The Company, through its wholly owned subsidiary, Block Financial Corporation ("BFC"), is party to a 10-year agreement with Beneficial National Bank which enables it to purchase a participation interest in Refund Anticipation Loans ("RALs") made to clients in its tax offices. RALs are loans expected to be retired by income tax refunds. During 1997, the Company held a participation interest of 40% in RALs made, which generated $54.5 million in revenues and $8.1 million in operating earnings. Over the term of the agreement, the Company may increase its participation in the RAL program up to nearly 50%.

SIGNIFICANT EVENTS IN FISCAL 1996
On April 19, 1996, CompuServe effected an initial public offering of 18,400,000 shares of its common stock at $30.00 per share (the "IPO"), which reduced the Company's ownership in CompuServe to just over 80%. The Company did not recognize a gain on this transaction. Additional paid-in capital was increased by the change in the Company's proportionate share of CompuServe's equity as a result of the initial public offering, from which the net proceeds to CompuServe were $518.8 million.

         On May 1, 1995, the Company sold its wholly owned subsidiary, MECA Software, Inc. ("MECA"), exclusive of its rights to publish TaxCut, for $35 million. The sale resulted in a pretax gain of $12.4 million.

         In connection with the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recognized an impairment loss of $8.4 million, representing the amount by which the carrying value of the tax preparation software assets at BFC, including goodwill, exceeded the estimated fair value of those assets. The impairment loss is included in other expenses in the consolidated statements of earnings for the year ended April 30, 1996.

NEW ACCOUNTING STANDARDS
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), effective for periods ending after December 15, 1997. SFAS 128 requires the disclosure of basic earnings per share and diluted earnings per share on the face of the income statement, and a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation in the notes to the financial statements. The Company will fully adopt the provisions of SFAS 128 beginning with the quarter ending January 31, 1998. The adoption of SFAS 128 will not have a material effect on reported net earnings per share from continuing operations and net earnings per share as presented herein.

1997 COMPARED TO 1996

CONSOLIDATED RESULTS
Revenues increased 25.9% to $1.097 billion compared to $871.5 million in 1996. Net earnings from continuing operations increased 14.9% to $143.8 million from $125.1 million in the prior year. Net earnings per share from continuing operations increased to $1.36 from $1.18 last year.

         Except for historical information contained herein, the matters addressed in this discussion are forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to, economic, competitive and governmental factors affecting the Company's operations, markets, products, services, prices and various other factors. The Company cannot assume, for example, that revenues of either of its operating segments will increase in fiscal 1998, or that any increase in revenues will favorably impact operating earnings.

Additional information on each of the Company's operating segments follows.

TAX SERVICES
Revenues increased 19.5% to $993.9 million from $831.5 million in the prior year. Tax preparation fees increased $122.0 million, or 21.3%, as a result of a 7.1% increase in the number of returns prepared by company-owned offices, with the remainder attributable to price increases and a change in the complexity of returns prepared which results in higher fees. In the United States, fees from electronic filing were up $26.9 million, or 23.7%, due primarily to an increase in the number of U.S. Federal and state returns filed electronically by 15.7% and 29.2%, respectively. Royalties increased by $11.2 million, or 11.6%, reflecting improved results reported by franchises as a result of greater revenues from electronic filing, a 5.4% increase in the number of returns prepared by franchises and increases in pricing.

         Operating earnings increased 11.5% to $217.1 million from $194.8 million in 1996. The pretax margin was 21.8% compared to 23.4% in the prior year. The decline in margin resulted from increased bad debt associated with electronic filing, marketing expenses targeted at gaining new customers and costs connected with the implementation of a new, computerized bookkeeping and management reporting system.

         Management believes that Tax Services revenues will increase at a lower rate than that experienced in fiscal 1997, due to an anticipated smaller increase in pricing and in the number of taxpayers served. Also, the Company acquired a major franchise in June 1996 which favorably impacted Tax Services fiscal 1997 revenues.

FINANCIAL SERVICES
Revenues increased 204.1% to $110.8 million from $36.4 million in 1996. The increase is largely due to the Company's participation in the RAL program, which contributed revenues of $54.5 million. Additionally, revenues from mortgage-related operations, which are new this year, amounted to $8.7 million, including a gain recognized on the Company's first securitization of nonconforming mortgage loans, which approximated $3 million. Credit card revenues increased 26.0% to $30.9 million due to the increased number of cards outstanding and higher revolving balances.

         Operating earnings were $7.1 million compared to a loss of $7.4 million in the prior year. Exclusive of an impairment loss of $8.4 million recognized on the tax preparation software business assets in 1996, operating earnings for 1996 were $1.0 million. This improvement in operating earnings is mainly due to RAL program participation, which contributed pretax earnings of $8.1 million, and the securitization gain of approximately $3 million. Operating earnings were negatively impacted by a 60.7% increase in credit card bad debt expense to $14.6 million. This variance resulted from an increase in the credit card receivables portfolio by 49%, and a deterioration in credit quality arising from the maturation of the credit card portfolio.

         Management believes that revenues from Financial Services will increase by at least 50% in fiscal 1998 primarily as a result of the Company's acquisition of Option One.

INVESTMENT INCOME, NET
Net investment income increased 28.0% to $10.9 million from $8.5 million in 1996. The Company incurred $2.0 million of interest expense on corporate borrowings in 1996, as compared to $.2 million in 1997.

UNALLOCATED CORPORATE AND ADMINISTRATIVE
The unallocated corporate and administrative pretax loss decreased 8.2% to $10.0 million compared to $10.9 million in 1996. The improvement was due to an increase in the cash values of corporate-owned whole-life insurance contracts used to informally fund deferred compensation plans. The Company also favorably adjusted its liability for certain insurance contingencies based upon actuarial valuations.

INCOME TAX EXPENSE
The effective tax rate was 36.1% for fiscal 1997, compared to 36.7% for 1996, caused by a decrease in state and local income taxes.

1996 COMPARED TO 1995

CONSOLIDATED RESULTS
Revenues increased 13.7% to $871.5 million compared to $766.3 million in 1995. Net earnings from continuing operations increased 27.7% to $125.1 million from $98.0 million in the prior year. Net earnings per share from continuing operations increased to $1.18 from $.92 in 1995.

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

         Operating earnings increased 31.8% to $194.8 million from $147.7 million in 1995. The pretax margin was 23.4% compared to 20.2% in the prior year. The margin improvement was primarily due to certain payroll and occupancy and equipment expenses which did not increase proportionately with revenues, and management efforts to contain normal operating expenses. Additionally, certain expenses were incurred in 1995 associated with the elimination of the Direct Deposit Indicator ("DDI") by the Internal Revenue Service ("IRS"). Previously, the IRS used the DDI to notify the electronic filer after receiving the taxpayer's electronically filed tax return that the direct deposit of the refund would be honored.

FINANCIAL SERVICES
Revenues increased 1.5% to $36.4 million from $35.9 million in 1995. Excluding MECA's revenues in 1995, revenues increased $10.6 million, or 41.1%, over the prior year. Credit card revenues were up $10.9 million, or 79.3%, primarily due to an increase in the number of accounts and related revolving balances.

         The operating loss was $7.4 million, compared to a loss of $5.8 million in the prior year. Exclusive of an impairment loss of $8.4 million recognized on the tax preparation software business assets in 1996, and MECA's operating loss in 1995, pretax earnings for 1996 were $1.0 million compared to a pretax loss of $3.4 million in 1995. The improvement over 1995 is attributable to both credit card and personal tax software operations.

INVESTMENT INCOME, NET
Net investment income declined 64.2% to $8.5 million from $23.7 million in 1995, which is attributable to three factors. Less funds were available for investment in 1996 due to strategic investments made in CompuServe. Additionally, investment income in 1995 included gains of $4.9 million from the sale of securities during the fourth quarter, whereas investment income in 1996 was reduced by interest expense on corporate borrowings of $2.0 million.

UNALLOCATED CORPORATE AND ADMINISTRATIVE
The unallocated corporate and administrative pretax loss decreased 11.3% to $10.9 million compared to $12.3 million in 1995, primarily due to a write-up in the CompuServe investment as a result of the IPO.

INCOME TAX EXPENSE
The effective tax rate increased to 36.7%, compared to 36.1% in 1995. The increase resulted principally from a decrease in income from tax-exempt investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remains strong, with cash and marketable securities of $539.1 million at April 30, 1997, compared to $435.2 million (excluding CompuServe) at the end of 1996. Stockholders' equity at April 30, 1997 and 1996 was $999.1 million and $1,039.6 million, respectively.


         The Company maintains lines of credit to support short-term borrowing facilities in the United States and Canada. The balance of these lines fluctuates according to the amount of borrowing outstanding during the year.

         From January through April each year, the Company uses Canadian borrowings to purchase refunds due its clients from Revenue Canada. Maturities of these borrowings range from 30 to 90 days. Net accounts receivable at April 30, 1997 and 1996 include amounts due from Revenue Canada of $5.4 million and $11.5 million, respectively.

         BFC incurs short-term borrowings throughout the year to fund receivables associated with its credit card, nonconforming mortgage loan and other financial services programs. During January through April in 1997, BFC used short-term borrowings to purchase a participation interest of 40% in certain RALs through its agreement with Beneficial National Bank, described above. In December 1996, BFC obtained a one-year, $1.25 billion backup credit facility to support its various financial activities. This facility reduced to $400 million on April 30, 1997, and, subsequent to year end, was increased to $1 billion through the end of its term. Outstanding commercial paper related to credit card receivables and loans held for sale amounted to $269.6 million and $72.7 million, respectively, at April 30, 1997 and 1996. Credit cards receivables amounted to $247.9 million and $166.0 million at April 30, 1997 and 1996, respectively, and loans held for sale totaled $107.1 million and $8.7 million, respectively.

         The Company completed its first securitization of nonconforming mortgage loans in January 1997, recognizing a gain of approximately $3 million on the transaction, and, in anticipation of future securitizations, continues to purchase such loans utilizing its commercial paper program. As part of its risk management strategy prior to securitization, the Company hedges interest rate risk related to its mortgage portfolio by utilizing treasury rate guarantees. The Company purchases treasury rate guarantees from certain broker-dealer counterparties. The Company's policy is to utilize such treasury rate guarantees only for the purpose of offsetting or reducing the risk of loss associated with a defined or quantified exposure. As a matter of practice, the Company limits the counterparties to major banks and financial institutions.

         Management anticipates capital expenditures of approximately $50 million in 1998 related to its Tax Services and Financial Services groups, exclusive of competitor and franchise acquisitions. The Company will pay CompuServe $67.1 million in the second quarter of fiscal 1998 for the tax benefits derived by the Company from CompuServe's operating losses in the 1996 calendar year using internally-generated funds. Such payment will be made in accordance with the Tax Sharing Agreement between the Company and CompuServe.

         The Company will continue to use short-term financing in the United States to finance various financial activities conducted by BFC, including the funding of loan originations by Option One, and in Canada to finance the Canadian refund discount program. In addition, management anticipates that short-term borrowing will be used in December through February each year to finance seasonal working capital needs and the January shareholder dividend payment. To ultimately finance the acquisition of Option One, the Company intends to issue medium-term notes in the second quarter of fiscal 1998.

         Upon completion of the CompuServe transaction, the Company will hold an approximate three percent stake in WorldCom and will evaluate various alternatives to convert its holdings into cash in a timely manner. The proceeds will be used to assist the Company in growing its core tax and financial services businesses and to fund the Company's stock repurchase program as discussed below.

         The Company announced in December 1993 its intention to repurchase from time to time up to 10 million of its shares on the open market, of which 4.8 million had been purchased at April 30, 1997. In July 1996, the Company announced its intention to repurchase up to 10 million additional shares on the open market over a two-year period following the separation of CompuServe. Such authorization is in addition to the 1993 authorization. Following the completion of the CompuServe transaction, the Company plans to continue to purchase its shares on the open market in accordance with these authorizations. However, the repurchase program will depend on the price of the stock, availability of excess cash, the ability to maintain financial flexibility, and other investment opportunities available.

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

/s/ Deloitte & Touche LLP

Kansas City, Missouri
June 17, 1997, except for the "Subsequent Events" note to the consolidated financial statements as to which the date is September 7, 1997

CONSOLIDATED STATEMENTS OF EARNINGS
Amounts in thousands, except per share amounts

                                                                                Year Ended April 30
                                                                         1997            1996         1995
                                                                    -----------     -----------   -----------
REVENUES:
Service revenues                                                    $   978,464    $   764,618   $   668,293
Royalties                                                               107,508         96,356        90,556
Other income                                                             11,484         10,559         7,474
                                                                    -----------    -----------   -----------
                                                                      1,097,456        871,533       766,323
                                                                    -----------    -----------   -----------

EXPENSES:
Employee compensation and benefits                                      421,652        366,153       333,030
Occupancy and equipment                                                 175,414        141,610       140,487
Marketing and advertising                                                78,139         57,105        55,330
Supplies, freight and postage                                            44,625         41,462        42,744
Other                                                                   163,438         88,681        65,040
                                                                    -----------    -----------   -----------
                                                                        883,268        695,011       636,631
                                                                    -----------    -----------   -----------

Operating earnings                                                      214,188        176,522       129,692

OTHER INCOME:
Investment income, net                                                   10,870          8,490        23,703
Other, net                                                                 --           12,445          --
                                                                    -----------    -----------   -----------
                                                                         10,870         20,935        23,703
                                                                    -----------    -----------   -----------

Earnings from continuing operations before income taxes                 225,058        197,457       153,395

Taxes on earnings                                                        81,281         72,368        55,406
                                                                    -----------    -----------   -----------

Net earnings from continuing operations                                 143,777        125,089        97,989

Net earnings (loss) from discontinued operations (less applicable
   taxes (benefit) of ($53,421), $35,757 and $57,331)                   (96,022)        52,079         9,270
                                                                    -----------    -----------   -----------

NET EARNINGS                                                        $    47,755    $   177,168   $   107,259
                                                                    ===========    ===========   ===========

Net earnings per share from continuing operations                   $      1.36    $      1.18   $       .92
                                                                    ===========    ===========   ===========


Net earnings per share                                              $       .45    $      1.67   $      1.01
                                                                    ===========    ===========   ===========

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Amounts in thousands, except per share amounts

                                                                                      April 30
                                                                                  1997        1996
                                                                               ----------   ----------

                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $  457,079   $  685,660
     Marketable securities                                                         61,755       42,952
     Receivables, less allowance for doubtful accounts of $30,144 and $7,848      407,441      333,734
     Prepaid expenses and other current assets                                     31,671       59,912
     Net assets of discontinued operations                                        522,144         --
                                                                               ----------   ----------
          Total current assets                                                  1,480,090    1,122,258

INVESTMENTS AND OTHER ASSETS:
     Investments in marketable securities                                          20,273       17,081
     Excess of cost over fair value of net tangible assets acquired,
          less accumulated amortization of $23,089 and $27,825                     74,794       61,141
     Deferred subscriber acquisition costs, net of amortization                      --         96,636
     Other                                                                         66,836       59,201
                                                                               ----------   ----------
                                                                                  161,903      234,059

PROPERTY AND EQUIPMENT, at cost less accumulated
     depreciation and amortization of $142,894 and $315,195                        65,065      399,574
                                                                               ----------   ----------
                                                                               $1,707,058   $1,755,891
                                                                               ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                             $  269,619   $   72,651
     Accounts payable, accrued expenses and deposits                              164,872      201,320
     Accrued salaries, wages and payroll taxes                                    105,326      109,870
     Accrued taxes on earnings                                                    129,192       94,406
                                                                               ----------   ----------

          Total current liabilities                                               669,009      478,247

DEFERRED INCOME TAXES                                                                --         46,700

OTHER NONCURRENT LIABILITIES                                                       38,952       38,222

COMMITMENTS AND CONTINGENCIES                                                        --           --

MINORITY INTEREST                                                                    --        153,129

STOCKHOLDERS' EQUITY:
     Common stock, no par, stated value $.01 per share:
          authorized 400,000,000 shares                                             1,089        1,089
     Convertible preferred stock, no par, stated
          value $.01 per share: authorized 500,000 shares                               4            4
     Additional paid-in capital                                                   502,308      504,694
     Retained earnings                                                            684,071      747,212
                                                                               ----------   ----------
                                                                                1,187,472    1,252,999
Less cost of common stock in treasury                                             188,375      213,406
                                                                               ----------   ----------
                                                                                  999,097    1,039,593
                                                                               ----------   ----------
                                                                               $1,707,058   $1,755,891
                                                                               ==========   ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in thousands, except per share

                                                                                     Year Ended April 30
                                                                              1997           1996          1995
                                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                         $    47,755    $   177,168    $   107,259
     Adjustments to reconcile net earnings to net
        cash provided by operating activities:
              Depreciation and amortization                                    36,526        111,240         67,684
              Amortization of deferred subscriber acquisition costs              --           22,585           --
              Deferred subscriber acquisition costs                              --         (119,221)          --
              Provision for deferred taxes on earnings                            538         52,639           (734)
              Gain on sale of subsidiaries                                       --          (12,445)        (2,796)
              Purchased research and development                                 --             --           83,508
              Net gain on sales of marketable securities                         (454)        (1,134)        (6,664)
              Other noncurrent liabilities                                        730          4,760          2,845
     Changes in assets and liabilities:
              Receivables                                                     (94,452)       (70,621)       (87,995)
              Mortgage loans held for sale:
                 Originations and purchases                                  (211,700)        (8,674)          --
                 Sales and principal repayments                               113,259           --             --
              Prepaid expenses and other current assets                       (15,455)       (25,373)        (1,735)
              Net assets of discontinued operations                            95,405           --             --
              Accounts payable, accrued expenses and deposits                  68,514         58,247        (24,994)
              Accrued salaries, wages and payroll taxes                        10,932         39,127         15,722
              Accrued taxes on earnings                                        36,833        (17,554)       (27,737)
                                                                          -----------    -----------    -----------
                    Net cash provided by operating activities                  88,431        210,744        124,363
                                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of marketable securities                                       (75,595)      (162,544)    (1,904,653)
     Maturities of marketable securities                                          517        304,724      1,837,584
     Sales of marketable securities                                            23,852        155,170        299,702
     Purchases of property and equipment, net                                 (44,277)      (264,491)      (123,337)
     Excess of cost over fair value of net tangible
        assets acquired, net of cash acquired                                 (17,249)       (18,675)       (47,773)
     Proceeds from sale of subsidiaries                                          --           35,000          5,195
     Other, net                                                               (16,038)       (16,577)        (5,856)
                                                                          -----------    -----------    -----------
                    Net cash provided by (used in) investing activities      (128,790)        32,607         60,862
                                                                          -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of notes payable                                           (5,041,386)    (2,252,761)    (1,856,873)
     Proceeds from issuance of notes payable                                5,238,354      2,275,991      1,906,294
     Net proceeds from sale of stock by subsidiary                               --          518,819           --

     Dividends paid                                                          (107,988)      (131,263)      (128,838)
     Payments to acquire treasury shares                                         --          (71,897)      (114,900)
     Proceeds from stock options exercised                                      3,439         13,172         57,997
                                                                          -----------    -----------    -----------
                    Net cash provided by (used in) financing activities        92,419        352,061       (136,320)
                                                                          -----------    -----------    -----------

     Net increase in cash and cash equivalents                                 52,060        595,412         48,905
     Cash and cash equivalents at beginning of the year                       405,019         90,248         41,343
                                                                          -----------    -----------    -----------
     Cash and cash equivalents at end of the year                         $   457,079    $   685,660    $    90,248
                                                                          ===========    ===========    ===========


SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Income taxes paid (received)                                         $    (8,047)   $    73,041    $   141,062
     Interest paid                                                             10,889          5,898          4,064


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except share data


Summary of Significant Accounting Policies

Nature of operations: H&R Block, Inc. (the "Company") provides a variety of services to the general public, principally in the United States, but also in Canada, Australia and other foreign countries. Approximately 90% of total revenues are generated from tax return preparation, electronic filing of tax returns and other tax-related services. The Company also offers credit card loans, nonconforming mortgages, personal productivity software and purchases participation interests in refund anticipation loans made by a third party lending institution.

         Principles of consolidation: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

         Reclassifications: Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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

         Deferred subscriber acquisition costs: Effective May 1, 1995, the Company changed its method of accounting for direct response advertising costs to conform with the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs." Under this accounting method, direct response advertising costs that meet certain criteria are capitalized and amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received. Subscriber acquisition costs consist principally of direct mail costs, including mailing lists, postage, related payroll and outsourcing costs, payments to Original Equipment Manufacturers ("OEMs"), and disk and CD-ROM costs, all of which result in a direct revenue-generating response. The Company makes payments to OEMs in exchange for packaging of the Company's software with their products (e.g. desktop computers and modems). The net effect of the change in accounting increased assets by $96,636 at April 30, 1996, and increased net earnings of discontinued operations by $57,305 and net earnings per share by $.54 for the year ended April 30, 1996. The Company expenses advertising costs not classified as direct response the first time the advertising takes place.

         In October 1996, the Company changed its rate of amortization of subscriber acquisition costs from a period of 24 months, with 60% amortized in the first 12 months, to a rate which more closely correlates with recent trends in subscriber retention rates and member net revenues. The new rate of amortization is 50% in the first three months, 30% in the next nine months, and 20% in the subsequent year. In conjunction with this change, the Company accelerated amortization of previously deferred CompuServe Interactive Service ("CSi") subscriber acquisition costs of $34,500. Additionally, all previously deferred subscriber acquisition costs for WOW! and SPRYNET, totaling $8,321 and $2,560, respectively, were written off due to the costs to service these high usage, flat priced services. The WOW! service was withdrawn from the marketplace as of January 31, 1997. All future subscriber acquisition costs for SPRYNET will be expensed as incurred. The total adjustment of $45,381 to subscriber acquisition costs ($23,200 after taxes, or $.22 per share) is included in net loss of discontinued operations in the consolidated statements of earnings for the year ended April 30, 1997.

         Excess of cost over fair value of net tangible assets acquired: The excess of cost of purchased subsidiaries, operating offices and franchises over the fair value of net tangible assets acquired is being amortized over an average life of 21 years on a straight-line basis.

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

         Taxes on earnings: The Company and its subsidiaries file a consolidated Federal income tax return on a calendar year basis. Therefore, the current liability for taxes on earnings recorded in the balance sheet at each year-end consists principally of taxes on earnings for the period January 1 to April 30 of the respective year. Deferred taxes are provided for temporary differences between financial and tax reporting, which consist principally of differences between accrual and cash basis accounting, deferred compensation, and depreciation.

         The Company has entered into a Tax Sharing Agreement with CompuServe Corporation ("CompuServe"), pursuant to which CompuServe is obligated to pay the Company (or the Company is obligated to pay CompuServe) for CompuServe's liability (or tax benefits) related to Federal, state, and local income taxes during any taxable period.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents is comprised of the following:

                                          April 30
                                       1997       1996
                                     --------   --------

Cash and interest-bearing deposits   $ 58,671   $272,951
Commercial paper                      195,015    105,216
Certificates of deposit                99,747     22,093
U.S. Government obligations            62,586    285,400
Other interest-bearing securities      41,060       --
                                     --------   --------
                                     $457,079   $685,660
                                     ========   ========


MARKETABLE SECURITIES

The amortized cost and market value of marketable securities at April 30, 1997 and 1996 are summarized below:

                                                    1997                                                1996
                              -------------------------------------------------   -------------------------------------------------
                                              Gross       Gross                                  Gross        Gross
                              Amortized    Unrealized   Unrealized     Market     Amortized    Unrealized   Unrealized      Market
                                 Cost         Gains       Losses        Value        Cost        Gains        Losses        Value
                              -------------------------------------------------   -------------------------------------------------
Current:
Municipal bonds and notes     $    6,167   $       17   $       12   $    6,172   $   13,182   $      440   $       79   $   13,543
U.S. Government obligations       15,047            8            9       15,046        3,492            3         --          3,495
Other debt investments            40,406          131         --         40,537       25,852           82           20       25,914
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                  61,620          156           21       61,755       42,526          525           99       42,952
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Noncurrent:
Municipal bonds                   15,039          325          135       15,229       11,013          310           37       11,286
Preferred stock                      647          299         --            946        1,511          316           32        1,795
Common stock                       2,625        1,476            3        4,098        3,085          935           20        4,000
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                  18,311        2,100          138       20,273       15,609        1,561           89       17,081
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                              $   79,931   $    2,256   $      159   $   82,028   $   58,135   $    2,086   $      188   $   60,033
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

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

                                    Amortized      Market
                                       Cost         Value
                                    ----------   ----------
Within one year                     $   61,620   $   61,755
After one year through five years        6,846        7,034
After five years through 10 years        8,193        8,195

                                    ----------   ----------
                                    $   76,659   $   76,984
                                    ==========   ==========

RECEIVABLES

Receivables consist of the following:
                                                        April 30
                                                    1997       1996
                                                  --------   --------
Credit card loans                                 $247,889   $166,008
Mortgage loans held for sale                       107,115      8,674
Other                                               82,581    166,900
                                                  --------   --------
                                                   437,585    341,582
Allowance for doubtful accounts                     30,144      7,848
                                                  --------   --------
                                                  $407,441   $333,734
                                                  ========   ========

PROPERTY AND EQUIPMENT

A summary of property and equipment follows:
                                                        April 30
                                                    1997       1996
                                                  --------   --------
Land                                              $  2,568   $  7,084
Buildings                                           19,812     87,523
Computer and other equipment                       154,268    582,815
Leasehold improvements                              31,311     37,347
                                                  --------   --------
                                                   207,959    714,769
Less accumulated depreciation and amortization     142,894    315,195
                                                  --------   --------
                                                  $ 65,065   $399,574
                                                  ========   ========

         Depreciation and amortization expense for 1997, 1996 and 1995 amounted to $30,727, $21,006 and $20,690, respectively.

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

STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity during the three years ended April 30, 1997 are summarized below:

                                                                       Convertible
                                           Common Stock              Preferred Stock
                                     -------------------------   --------------------------
                                        Shares        Amount        Shares         Amount
                                     ------------------------------------------------------
Balances at May 1, 1994              108,972,699   $     1,089          --             --
Net earnings for the year                   --            --            --             --
Stock options exercised                     --            --            --             --
Unrealized gain on translation              --            --            --             --
Acquisition of treasury shares              --            --            --             --
Stock issued for acquisition                --            --         401,768    $         4
Cumulative effect of change in
         accounting for marketable
         securities, net of taxes           --            --            --             --
Change in net unrealized gain
         on marketable securities           --            --            --             --
Cash dividends paid--
         $1.21 3/4 per share                --            --            --             --
                                     -----------   -----------   -----------    -----------
Balances at April 30, 1995           108,972,699         1,089       401,768              4

Net earnings for the year                   --            --            --             --
Stock options exercised                     --            --           3,031           --
Restricted stock granted                    --            --            --             --
Unrealized loss on translation              --            --            --             --
Acquisition of treasury shares              --            --            --             --
Sale of stock by subsidiary                 --            --            --             --
Change in net unrealized gain
         on marketable securities           --            --            --             --
Cash dividends paid--
         $1.27 1/4 per share                --            --            --             --
                                     -----------   -----------   -----------    -----------
Balances at April 30, 1996           108,972,699         1,089       404,799              4


Net earnings for the year                   --            --            --             --
Stock options exercised                     --            --           2,280           --
Cancellation of restricted stock            --            --            --             --
Unrealized loss on translation              --            --            --             --
Repurchase of Convertible
         Preferred Stock                    --            --            (391)          --
Stock issued for acquisition                --            --            --             --
Change in net unrealized gain
         on marketable securities           --            --            --             --
Cash dividend paid--
         $1.04 per share                    --            --            --             --
                                     -----------   -----------   -----------    -----------
Balances at April 30, 1997           108,972,699   $     1,089       406,688    $         4
                                     ===========   ===========   ===========    ===========

                                     Additional                          Treasury Stock
                                       Paid-in       Retained      --------------------------
                                       Capital       Earnings        Shares         Amount
                                     --------------------------------------------------------
Balances at May 1, 1994              $    90,552    $   719,724     (2,823,605)   $  (103,490)
Net earnings for the year                   --          107,259           --             --
Stock options exercised                   (4,164)          --        1,624,843         62,161
Unrealized gain on translation              --            2,043           --             --
Acquisition of treasury shares              --             --       (2,910,900)      (114,900)
Stock issued for acquisition              54,190           --             --             --
Cumulative effect of change in
         accounting for marketable
         securities, net of taxes           --            5,526           --             --
Change in net unrealized gain
         on marketable securities           --           (5,291)          --             --
Cash dividends paid--
         $1.21 3/4 per share                --         (128,838)          --             --
                                     -----------    -----------    -----------    -----------
Balances at April 30, 1995               140,578        700,423     (4,109,662)      (156,229)

Net earnings for the year                   --          177,168           --             --
Stock options exercised                   (1,501)          --          340,395         12,957
Restricted stock granted                     (47)          --           46,370          1,763
Unrealized loss on translation              --              (50)          --             --
Acquisition of treasury shares              --             --       (1,833,200)       (71,897)
Sale of stock by subsidiary              365,664           --             --             --
Change in net unrealized gain
         on marketable securities           --              934           --             --
Cash dividends paid--
         $1.27 1/4 per share                --         (131,263)          --             --
                                     -----------    -----------    -----------    -----------
Balances at April 30, 1996               504,694        747,212     (5,556,097)      (213,406)


Net earnings for the year                   --           47,755           --             --
Stock options exercised                       24           --           88,945          3,415
Cancellation of restricted stock            --             --          (28,217)        (1,044)
Unrealized loss on translation              --           (3,065)          --             --
Repurchase of Convertible
         Preferred Stock                    --             --             --             --
Stock issued for acquisition              (2,410)          --          589,948         22,660
Change in net unrealized gain
         on marketable securities           --              157           --             --
Cash dividend paid--
         $1.04 per share                    --         (107,988)          --             --
                                     -----------    -----------    -----------    -----------
Balances at April 30, 1997           $   502,308    $   684,071     (4,905,421)   $  (188,375)
                                     ===========    ===========    ===========    ===========

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

         Changes during the years ended April 30, 1997, 1996 and 1995 under these plans were as follows:

                                                              1997                    1996                        1995
                                                  -------------------------- -------------------------  -------------------------
                                                                 Weighted-                Weighted-                  Weighted-
                                                                  Average                  Average                    Average
                                                    Shares    Exercise Price   Shares   Exercise Price    Shares   Exercise Price
                                                  -------------------------- -------------------------  -------------------------

Options outstanding, beginning of year             6,413,928    $    37.93    4,865,814    $    35.73    3,538,341    $    32.05
Options granted                                    3,124,588         32.34    3,545,692         40.35    3,912,763         38.53
Options exercised                                    (90,045)        20.08     (362,849)        29.02   (1,624,203)        33.21
Options which expired                             (3,230,772)        37.16   (1,634,729)        38.63     (961,087)        37.79
Options outstanding, end of year                   6,217,699         35.78    6,413,928         37.93    4,865,814         35.73

Shares exercisable, end of year                    4,506,372         36.00    4,029,301         37.56    2,727,540         34.42

Shares reserved for future grants, end of year    13,660,778                 13,554,594                 15,465,557



         A summary of stock options outstanding and exercisable at April 30, 1997 follows:

                                                   Outstanding                         Exercisable
                              ------------------------------------------------------------------------------
                                  Number     Weighted-Average     Weighted-        Number       Weighted-
                               Outstanding      Remaining          Average       Exercisable     Average
     Range of Exercise Prices  at April 30   Contractual Life   Exercise Price   at April 30  Exercise Price
----------------------------- ------------------------------------------------   ---------------------------
         $6.9525 - 16.25           36,337        2 years            $14.50           36,337       $14.50
         $17.4375 - 28.75         529,720        7 years             25.99          278,970        24.52
         $30.6875 - 39.875      3,586,278        9 years             34.41        2,548,222        34.33
         $40 - 44.375           2,065,364        9 years             41.04        1,642,843        41.02
                                ---------                                         ---------
                                6,217,699                                         4,506,372
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

         The Company applies APB 25 in accounting for its stock option plans, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the stock option plans been determined in accordance with the fair value accounting method prescribed under SFAS 123, the Company's net earnings and net earnings per share on a pro forma basis would have been as follows:

                             Year Ended April 30
                              1997         1996
                          -----------   -----------

Net earnings:
         As reported      $    47,755   $   177,168
         Pro forma             34,891       168,232
Net earnings per share:
         As reported      $       .45   $      1.67
         Pro forma                .33          1.59

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

                                      Year Ended April 30
                                   1997                1996
                                 -------             -------
Risk-free interest rate            6.28%               5.89%
Expected life                    3 years             3 years
Expected volatility               34.08%              35.32%
Dividend yield                     2.42%               1.99%

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

OTHER EXPENSES

Included in other expenses are the following:

                                                                       Year Ended April 30
                                                                    1997       1996      1995
                                                                  --------   --------   --------
Bad debts                                                         $ 65,865   $ 20,261   $  9,760
Purchased services                                                  14,504     10,866     10,450
Interest                                                            11,641      3,969      4,056
Taxes and licenses                                                  10,475      8,788      7,792
Refund anticipation loan servicing fees                              9,838       --          519
Travel and entertainment                                             9,773      7,370      7,750
Legal and professional                                               6,105      6,360      1,909
Amortization of goodwill                                             5,531     11,471      4,319

TAXES ON EARNINGS

The components of earnings from continuing operations before income taxes upon which Federal and foreign income taxes have been provided are as follows:

                                                                       Year Ended April 30
                                                                    1997       1996      1995
                                                                  --------   --------   --------
United States                                                     $214,469   $188,749   $146,521
Foreign                                                             10,589      8,708      6,874
                                                                  --------   --------   --------
                                                                  $225,058   $197,457   $153,395
                                                                  ========   ========   ========


         Deferred income tax provisions (benefits) reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The current and deferred components of taxes on earnings from continuing operations is comprised of the following:

                                                                       Year Ended April 30
                                                                    1997       1996      1995
                                                                  --------   --------   --------
Currently payable:
         Federal                                                  $ 67,992   $ 59,234   $ 43,486
         State                                                       7,710      7,891      6,343
         Foreign                                                     5,041      4,060      3,253
                                                                  --------   --------   --------
                                                                    80,743     71,185     53,082
                                                                  --------   --------   --------
Deferred:
         Federal                                                       542        900      2,457
         State                                                          61        118        340
         Foreign                                                       (65)       165       (473)
                                                                  --------   --------   --------
                                                                       538      1,183      2,324
                                                                  --------   --------   --------
                                                                  $ 81,281   $ 72,368   $ 55,406
                                                                  ========   ========   ========

         Provision is not made for possible income taxes payable upon distribution of unremitted earnings of foreign subsidiaries. Such unremitted earnings aggregated $62,270 at December 31, 1996. Management believes the cost to repatriate these earnings would not be material.

         The following table reconciles the U.S. Federal income tax rate to the Company's effective tax rate:

                                                                       Year Ended April 30
                                                                    1997       1996      1995
                                                                  --------   --------   --------
Statutory rate                                                        35.0%      35.0%      35.0%
Increases (reductions) in income taxes resulting from:
         State income taxes, net of Federal income tax benefit         2.2%       2.6%       2.7%
         Foreign taxes, net of Federal income tax benefit               .6%        .5%        .5%
         Nontaxable Federal income                                     (.5%)      (.8%)     (3.2%)
         Other                                                        (1.2%)      (.6%)      1.1%
                                                                  --------   --------   --------
Effective rate                                                        36.1%      36.7%      36.1%
                                                                  ========   ========   ========

A summary of deferred income taxes follows:

                                                       April 30
                                                   1997        1996
                                                 --------------------
Gross deferred tax assets:
         Accrued expenses                        $ (5,920)   $(13,336)
         Other                                       (142)       --
                                                 --------    --------
                  Current                          (6,062)    (13,336)
                                                 --------    --------

         Deferred compensation                    (10,841)    (12,155)
         Depreciation                              (2,330)       --
                                                 --------    --------

                  Noncurrent                      (13,171)    (12,155)
                                                 --------    --------

Gross deferred tax liabilities:
         Accrued income                             2,072        --
                                                 --------    --------

         Depreciation                               1,767      20,375
         Deferred subscriber acquisition costs       --        36,403
         Product development costs                   --         1,361
         Capitalized research and development       1,042         716
                                                 --------    --------
                  Noncurrent                        2,809      58,855
                                                 --------    --------
Net deferred tax (assets) liabilities            $(14,352)   $ 33,364
                                                 ========    ========

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

         On April 4, 1995, the Company acquired SPRY for $41,785 in cash and issued Convertible Preferred Stock valued at $54,194. In addition, outstanding options for SPRY common stock were converted into options for Convertible Preferred Stock valued at $5,641. The transaction was accounted for as a purchase. On January 30, 1996, the Company contributed its investment in SPRY to CompuServe; SPRY's operations are therefore included in discontinued operations since the date of acquisition. In connection with the purchase, the Company acquired certain intangible assets, including software technology, tradenames and an assembled workforce totalling $11,656. These intangibles are being amortized on a straight-line basis over five years. The Company also acquired research and development projects related to SPRY's next product generation. These projects represent SPRY's research and development efforts prior to the merger, which had not yet reached the stage of technological feasibility and had no alternative future use; thus, the ultimate revenue generating capability of these projects was uncertain. The purchased research and development was valued at $83,508 using a discounted, risk-adjusted future income approach. Net earnings from discontinued operations includes a charge for the purchased research and development which is not deductible for income tax purposes. The fair value of assets acquired, including intangibles, was $106,371; liabilities assumed were $4,751. Liabilities assumed and the Convertible Preferred Stock and stock options issued were non-cash items excluded from the consolidated statements of cash flows.

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

         On June 30, 1994, the Company sold the stock of Collier-Jackson, Inc., a wholly owned subsidiary of CompuServe, for $5,195 in cash. The operating results of Collier-Jackson, Inc. through the date of disposition and the gain on the sale of $2,680 are included in earnings from discontinued operations.

COMMITMENTS AND CONTINGENCIES

Substantially all of the Company's operations are conducted in leased premises. Most of the operating leases are for a one-year period with renewal options of one to three years and provide for fixed monthly rentals. Lease commitments at

April 30, 1997, for fiscal 1998, 1999, 2000, 2001 and 2002 aggregated $68,714,
$50,251, $33,848, $18,082 and $9,488, respectively, with no significant commitments extending beyond that period of time. The Company's rent expense for the years 1997, 1996 and 1995 aggregated $78,034, $65,462 and $62,127, respectively.

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

         During fiscal 1997, CompuServe, certain current and former officers and directors of CompuServe, and the Company were named as defendants in four purported class action lawsuits and one lawsuit based on the same allegations in which the plaintiff does not seek class action status. One purported class action lawsuit was voluntarily dismissed by the plaintiffs and such plaintiffs have joined as plaintiffs in one of the remaining class action lawsuits. One suit names the lead underwriters in the CompuServe initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. Each pending suit alleges similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering. One suit also alleges violations of the Ohio Securities Code and common law of negligent misrepresentation. Another suit also alleges violations of Colorado, Florida and Ohio statutes and common law of negligent misrepresentation. Relief sought is unspecified but includes pleas for rescission and damages. In addition to the five previously mentioned lawsuits, an action for discovery was filed during fiscal 1997 solely against CompuServe. In such action the plaintiff seeks factual support for a possible additional claim relating to initial public offering disclosures. The defendants are vigorously defending these suits. In the opinion of management, the ultimate resolution of these suits will not have a material adverse impact on the Company's consolidated financial position or future results of operations.

FINANCIAL INSTRUMENTS

The Company securitizes and sells fixed and variable rate mortgage loan receivables. As a part of its interest rate risk management strategy, the Company may choose to hedge its interest rate risk related to its mortgage portfolio by utilizing treasury rate guarantees. The Company classifies these treasury rate guarantees as hedges of specific loan receivables. The gains and losses derived from these treasury rate guarantees are deferred and included in the carrying amounts of the related hedged items and ultimately recognized in earnings. Deferred losses on the treasury rate guarantees used to hedge the anticipated transactions amounted to $142 at April 30, 1997. The contract value and market value of these treasury rate guarantees as of April 30, 1997 was $40,000 and $39,925, respectively.

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

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                Fiscal 1997 Quarter Ended
                                      ------------------------------------------------
                                      April 30,     Jan. 31,    Oct. 31,     July 31,
                                         1997         1997        1996         1996
                                      ------------------------------------------------

Revenues                              $ 880,597    $ 155,137    $  41,107    $  20,615
                                      =========    =========    =========    =========
Continuing operations:
Earnings (loss) before
         income taxes (benefits)      $ 337,847    $ (22,418)   $ (44,484)   $ (45,887)
Taxes (benefits) on earnings            124,028       (8,496)     (16,860)     (17,391)
                                      ---------    ---------    ---------    ---------
Net earnings (loss)                     213,819      (13,922)     (27,624)     (28,496)
Net earnings (loss) from
         discontinued operations        (14,384)     (11,404)     (46,504)     (23,730)
                                      ---------    ---------    ---------    ---------
Net earnings (loss)                   $ 199,435    $ (25,326)   $ (74,128)   $ (52,226)
                                      =========    =========    =========    =========

Net earnings (loss) per share
         from continuing operations   $    2.03    $    (.13)   $    (.27)   $    (.27)

                                      =========    =========    =========    =========
Net earnings (loss) per share         $    1.90    $    (.24)   $    (.71)   $    (.50)
                                      =========    =========    =========    =========


                                                Fiscal 1996 Quarter Ended
                                      -----------------------------------------------
                                      April 30,   Jan. 31,     Oct. 31,      July 31,
                                        1996        1996         1995          1995
                                      -----------------------------------------------

Revenues                              $ 709,225   $ 110,812    $  34,673    $  16,823
                                      =========   =========    =========    =========
Continuing operations:
Earnings (loss) before
         income taxes (benefits)      $ 297,913   $ (26,129)   $ (37,205)   $ (37,122)
Taxes (benefits) on earnings            112,943     (10,432)     (14,835)     (15,308)
                                      ---------   ---------    ---------    ---------
Net earnings (loss)                     184,970     (15,697)     (22,370)     (21,814)
Net earnings (loss) from
         discontinued operations            741      10,226       14,072       27,040
                                      ---------   ---------    ---------    ---------
Net earnings (loss)                   $ 185,711   $  (5,471)   $  (8,298)   $   5,226
                                      =========   =========    =========    =========

Net earnings (loss) per share
         from continuing operations   $    1.74   $    (.15)   $    (.21)   $    (.20)
                                      =========   =========    =========    =========
Net earnings (loss) per share         $    1.75   $    (.05)   $    (.08)   $    (.05)
                                      =========   =========    =========    =========

         Included in discontinued operations in the first quarter of fiscal 1997 is a charge of $17,713 related to the potential sale or other disposition of certain assets and business operations of a corporate computer software group; the consolidation of certain U.S.-based staff functions and office facilities; the renegotiation of certain third-party customer service agreements; and the write-off of certain obsolete software costs for billing and customer service systems.

         Included in discontinued operations in the second quarter of fiscal 1997 are pretax charges of $34,500 related to accelerated amortization of previously deferred CSi subscriber acquisition costs; $10,881 due to the write-off of all previously deferred subscriber acquisition costs for WOW! and SPRYNET; and $7,850 related to the withdrawal of the WOW! online service from the marketplace.

         Included in discontinued operations in the fourth quarter of fiscal 1997 is a pretax charge of $9,191 related to further consolidation of Columbus-area office facilities and the sale or write-down of certain equity investments in providers of content and technologies.


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

         Information concerning the Company's operations by industry segment for the years ended April 30, 1997, 1996 and 1995 is as follows:


                                                             1997            1996          1995
                                                          -----------------------------------------
REVENUES:
         Tax Services                                     $   993,924    $   831,455    $   729,718
         Financial Services                                   110,830         36,442         35,910
         Unallocated corporate                                  1,012          3,636            695
         Intersegment sales                                    (8,310)          --             --
                                                          -----------    -----------    -----------
Total revenues                                            $ 1,097,456    $   871,533    $   766,323
                                                          ===========    ===========    ===========

OPERATING EARNINGS:
         Tax Services                                     $   217,124    $   194,771    $   147,740
         Financial Services                                     7,053         (7,368)        (5,788)
         Unallocated corporate                                 (9,989)       (10,881)       (12,260)
                                                          -----------    -----------    -----------
Total operating earnings                                      214,188        176,522        129,692
         Investment income, net                                10,870          8,490         23,703
         Other, net                                              --           12,445           --
                                                          -----------    -----------    -----------
Earnings from continuing operations before income taxes   $   225,058    $   197,457    $   153,395
                                                          ===========    ===========    ===========

DEPRECIATION AND AMORTIZATION:
         Tax Services                                     $    35,300    $    23,499    $    21,991
         Financial Services                                     1,093          8,929          2,992
         Corporate                                                133            129             62
                                                          -----------    -----------    -----------
Total depreciation and amortization                       $    36,526    $    32,557    $    25,045
                                                          ===========    ===========    ===========

IDENTIFIABLE ASSETS:
         Tax Services                                     $   217,720    $   141,031    $   117,560
         Financial Services                                   415,900        208,489        186,859
         Corporate                                            551,294        455,700        482,501
                                                          -----------    -----------    -----------
Total assets                                              $ 1,184,914    $   805,220    $   786,920
                                                          ===========    ===========    ===========

CAPITAL EXPENDITURES:
         Tax Services                                     $    43,159    $    36,724    $    26,033
         Financial Services                                     1,450            938          2,135
         Corporate                                                144            354             45
                                                          -----------    -----------    -----------
Total capital expenditure                                 $    44,753    $    38,016    $    28,213
                                                          ===========    ===========    ===========

SUMMARIZED FINANCIAL INFORMATION

Summarized financial information for Block Financial Corporation, a wholly owned subsidiary of the Company, is presented below.

                                                                    April 30
                                                             1997            1996
                                                          ------------------------

Condensed balance sheets:
         Cash and cash equivalents                       $     3,425   $     3,871
         Finance receivables, net                            380,206       191,210
         Other assets                                         34,657        10,490
                                                         -----------   -----------
            Total assets                                 $   418,288   $   205,571
                                                         ===========   ===========

         Commercial paper                                $   269,619   $    72,651
         Other liabilities                                    26,867        15,451
         Stockholder's equity                                121,802       117,469
                                                         -----------   -----------
            Total liabilities and stockholder's equity   $   418,288   $   205,571
                                                         ===========   ===========

                                                               Year Ended April 30
                                                           1997       1996        1995
                                                         --------   --------    --------

Condensed statements of operations:
         Revenues                                        $110,777   $ 36,854    $ 35,909
         Earnings (loss) from operations                    7,053     (7,368)     (5,788)
         Earnings (loss) before income taxes (benefit)      7,053      5,077      (5,788)
Net earnings (loss)                                         4,337       (255)     (4,284)

SUBSEQUENT EVENTS

On September 7, 1997, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") under which a subsidiary of WorldCom, Inc. ("WorldCom") would acquire CompuServe. At the effective time of the merger, each of the outstanding shares of CompuServe common stock (including the 74,200,000 shares owned by the Company) are to be converted into the right to receive, and there shall be paid and issued, in exchange for each of the CompuServe shares, .40625 of a share of WorldCom stock, subject to adjustment as provided in the Merger Agreement. The transaction is subject to the satisfaction of certain conditions, including, among others, the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any foreign competition law or similar law, the receipt of other regulatory approvals, the absence of certain adverse material changes, and CompuServe shareholder approval and adoption of the Merger Agreement. The Company has agreed to vote all of its directly or indirectly owned shares of CompuServe common stock in favor of the merger and such action is sufficient to approve the transaction. The transaction will be treated as a sale of assets for tax purposes and it is expected to close as soon as practicable after the satisfaction of all the conditions set forth in the Merger Agreement.

         The consolidated statements of earnings for the three years ended April 30, 1997, 1996 and 1995, the consolidated statement of cash flows for the year ended April 30, 1997, and the consolidated balance sheet as of April 30, 1997 have been reclassified to reflect CompuServe's operations as discontinued in accordance with Accounting Principles Board Opinion No. 30.

         Summarized financial information for CompuServe follows:

                                               April 30
                                           1997        1996
                                       -----------------------

Condensed balance sheets:
         Current assets                $  382,816   $  485,890
         Noncurrent assets                419,720      479,938
                                       ----------   ----------
                                       $  802,536   $  965,828
                                       ==========   ==========

         Current liabilities           $  114,989   $  138,399
         Noncurrent liabilities            36,111       56,763
         Stockholders' equity             651,436      770,666
                                       ----------   ----------
                                       $  802,536   $  965,828
                                       ==========   ==========

                                                Year Ended April 30
                                          1997          1996         1995
                                       ----------    ----------   ----------

Condensed statements of operations:
         Revenues                      $  841,887    $  793,165   $  582,793
         Operating earnings (loss)       (196,344)       87,836       68,279
Net earnings (loss)                      (119,834)       49,094        8,798

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) 1.   Financial Statements

                  The following consolidated financial statements, related notes and report of H&R Block, Inc., and subsidiaries appear in Part II, Item 8, Financial Statements and Supplementary Data, included in this Amendment Number 2 to the Annual Report on Form 10-K:


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

         10(a) Stock Purchase Agreement dated April 14, 1997, among Fleet Financial Group, Inc., Fleet Holding Corp., H&R Block, Inc. and Block Financial Corporation, filed on July 2, 1997 as
                  Exhibit 2.1 to the Company's current report on Form 8-K, is incorporated herein by reference

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

         10(o) The Company's 1989 Stock Option Plan for Outside Directors, as amended, filed as Exhibit 10(o) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1997, is incorporated herein by reference.

         10(p) Employment Agreement dated October 11, 1996, between the Company and Frank L. Salizzoni, filed as Exhibit 10(b) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1996, is incorporated herein by reference.

         11       Statement re Computation of Per Share Earnings.

         13 That portion of the annual report to security holders for the fiscal year ended April 30, 1997 which is expressly incorporated by reference in this Amendment Number 2 to the Annual Report on Form 10-K for such fiscal year. Portions of such annual report to security holders not expressly incorporated by reference in this Amendment Number 2 to the Annual Report on Form 10-K are not deemed "filed" with the Commission.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment Number 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    H&R BLOCK, INC.

         September 19, 1997         By /s/ Frank L. Salizzoni
                                    -----------------------------
                                    Frank L. Salizzoni, President
                                    and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signature         Title
         ---------         -----

/s/ Frank L. Salizzoni     President, Chief
-------------------------  Executive Officer and
Frank L. Salizzoni         Director (principal executive officer)

/s/ G. Kenneth Baum        Director
-------------------------
G. Kenneth Baum

/s/ Henry W. Bloch         Director
-------------------------
Henry W. Bloch

/s/ Robert E. Davis        Director
-------------------------
Robert E. Davis

/s/ Donna R. Ecton         Director
-------------------------
Donna R. Ecton

/s/ Henry F. Frigon        Director
-------------------------
Henry F. Frigon

                           Director
-------------------------
Roger W. Hale

/s/ Marvin L. Rich         Director
-------------------------
Marvin L. Rich


/s/ Morton I. Sosland      Director
-------------------------
Morton I. Sosland

                   (Signed as to each on September 19, 1997)

         Signature         Title
         ---------         -----

/s/ Ozzie Wenich           Senior Vice President,
-------------------------  Chief Financial Officer
Ozzie Wenich               and Treasurer (principal
                           financial officer)

/s/ Patrick D. Petrie      Vice President and
-------------------------  Corporate Controller
Patrick D. Petrie          (principal accounting
                           officer)

                   (Signed as to each on September 19, 1997)

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Post-Effective Amendment No. 4 to Registration Statement No. 33-185 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issued under the 1984 Long-Term Executive Compensation Plan) on Form S-8, Registration Statement No. 33-33889 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issuable under the 1989 Stock Option Plan for Outside Directors) on Form S-8, Registration Statement No. 33-54985 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issued under the 1993 Long-Term Executive Compensation Plan) on Form S-8, Registration Statement No. 33-64147 of H&R Block, Inc. and subsidiaries (relating to shares of Delayed Convertible Preferred Stock issuable under the SPRY, Inc. 1995 Stock Option Plan) on Form S-8, and Registration Statement No. 333-33039 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issuable under the Third Stock Option Plan for Seasonal Employees) on Form S-8 of our reports dated June 17, 1997, except for the "Subsequent Events" note to the consolidated financial statements as to which the date is September 7, 1997, appearing in and incorporated by reference in this Amendment Number 2 to Annual Report on Form 10-K of H&R Block, Inc. and subsidiaries for the year ended April 30, 1997.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
September 24, 1997

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
H&R Block, Inc.
Kansas City, Missouri

We have audited the consolidated financial statements of H&R Block, Inc. and subsidiaries as of April 30, 1997 and 1996 and for each of the three years in the period ended April 30, 1997, and have issued our report thereon dated June 17, 1997, except for the "Subsequent Events" note to the consolidated financial statements as to which the date is September 7, 1997; such consolidated financial statements and report are included in Item 8 of this report. Our audits also included the financial statement schedule of H&R Block, Inc. and subsidiaries, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Kansas City, Missouri

June 17, 1997, except for the "Subsequent Events" note to the consolidated financial statements as to which the date is September 7, 1997

                                H&R BLOCK, INC.
                                AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED APRIL 30, 1997, 1996 AND 1995

                                                     Additions
                                           ---------------------------
                                             Charged
                           Balance           to Costs        Charged                         Balance
                          Beginning            and             to                             at End
     Description          of Period          Expenses         Other        Deductions        of Period
-----------------------  ------------      -----------      ----------     -----------      -----------
Allowance for Doubtful
Accounts-deducted from
accounts receivable in
the balance sheet

1997                     $  4,419,000      $65,865,000      $   --         $40,140,000      $30,144,000
                         ============      ===========      ==========     ===========      ===========

1996                     $  7,274,000      $31,766,000      $   --         $31,192,000      $ 7,848,000
                         ============      ===========      ==========     ===========      ===========

1995                     $ 12,744,000      $13,619,000      $   --         $19,089,000      $ 7,274,000
                         ============      ===========      ==========     ===========      ===========