Form 10-Q/A
period 1997-07-31
H&R BLOCK INC
filed 1997-10-02
CIK 12659

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ______________________

                                   FORM 10-Q/A

                                AMENDMENT NUMBER 1


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


The Company will pay CompuServe Corporation (CompuServe) $67.1 million in the second quarter for the tax benefits derived by the Company from CompuServe's operating losses in the 1996 calendar year using internally-generated funds. Such payment will be made in accordance with the Tax Sharing Agreement between the Company and CompuServe.


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

                          PART II - OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits


     10(a)* Amendment and Termination of the H&R Block, Inc. Retirement Plan for Non-Employee Directors

     10(b)* Amendment No. 8 to the H&R Block Deferred Compensation Plan for
            Executives

     10(c)* Amendment No. 3 to the H&R Block Deferred Compensation Plan for
            Directors

     10(d)* Amendment No. 4 to the H&R Block Deferred Compensation Plan for
            Directors

     10(e)* Amendment No. 4 to the H&R Block Supplemental Deferred Compensation
            Plan for Executives

    (27)*   Financial Data Schedule.

    ---------
    *Previously filed.

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


DATE  10/2/97                           BY     /s/ Ozzie Wenich
     ---------                             -----------------------
                                                 Ozzie Wenich
                                             Senior Vice President,
                                            Chief Financial Officer
                                                and Treasurer



DATE  10/2/97                           BY   /s/ Patrick D. Petrie
     ---------                              -------------------------
                                                 Patrick D. Petrie
                                        Vice President and Corporate Controller