Form 10-Q
period 1997-10-31
H&R BLOCK INC
filed 1997-12-12
CIK 12659

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           ______________________

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

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

The number of shares of the registrant's Common Stock, without par value, outstanding at December 1, 1997 was 104,983,334 shares.

                              TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART I   Financial Information

         Consolidated Balance Sheets
            October 31, 1997 and April 30, 1997 .......................     1

         Consolidated Statements of Operations
            Three Months Ended October 31, 1997 and 1996 ..............     2
            Six Months Ended October 31, 1997 and 1996 ................     3

         Consolidated Statements of Cash Flows
            Six Months Ended October 31, 1997 and 1996 ................     4

         Notes to Consolidated Financial Statements ...................     5

         Management's Discussion and Analysis of Financial
            Condition and Results of Operations .......................     9

PART II  Other Information ............................................    17

SIGNATURES ............................................................    21




                               H&R BLOCK, INC.
                         CONSOLIDATED BALANCE SHEETS
                 AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS



                                                                    OCTOBER 31,  APRIL 30,
                                                                       1997         1997
                                                                    -----------  ----------
                              ASSETS                                (UNAUDITED)  (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                         $   216,103  $  457,079
  Marketable securities                                                     106      61,755
  Receivables, less allowance for doubtful accounts of $32,355
     and $30,144                                                        645,566     407,441
  Prepaid expenses and other current assets                              89,782      31,671
  Net assets of discontinued operations                                 508,801     522,144
                                                                    -----------  ----------
     TOTAL CURRENT ASSETS                                             1,460,358   1,480,090

INVESTMENTS AND OTHER ASSETS
  Investments in marketable securities                                   25,813      20,273
  Excess of cost over fair value of net tangible assets acquired,
     net of amortization                                                260,872      74,794
  Other                                                                  78,074      66,836
                                                                    -----------  ----------
                                                                        364,759     161,903
PROPERTY AND EQUIPMENT, at cost less accumulated
  depreciation and amortization                                          63,405      65,065
                                                                    -----------  ----------
                                                                    $ 1,888,522  $1,707,058
                                                                    ===========  ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                     $   568,402  $  269,619
  Accounts payable, accrued expenses and deposits                        81,146     164,872
  Accrued salaries, wages and payroll taxes                               5,060     105,326
  Accrued taxes on earnings                                              38,478     129,192
                                                                    -----------  ----------
     TOTAL CURRENT LIABILITIES                                          693,086     669,009

LONG-TERM DEBT                                                          249,650           -

OTHER NONCURRENT LIABILITIES                                             41,409      38,952

STOCKHOLDERS' EQUITY
  Common stock, no par, stated value $.01 per share                       1,089       1,089
  Convertible preferred stock, no par, stated value $.01 per share            4           4
  Additional paid-in capital                                            496,266     502,308
  Retained earnings                                                     561,657     684,071
                                                                    -----------  ----------
                                                                      1,059,016   1,187,472
  Less cost of 4,026,915 and 4,905,421 shares of common stock
     in treasury                                                        154,639     188,375
                                                                    -----------  ----------
                                                                        904,377     999,097
                                                                    -----------  ----------
                                                                    $ 1,888,522  $1,707,058
                                                                    ===========  ==========


                See Notes to Consolidated Financial Statements

                               H&R BLOCK, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
          UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS


                                                            THREE MONTHS ENDED
                                                           --------------------
                                                               OCTOBER 31,
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
REVENUES
   Service revenues                                        $  52,254  $  36,548
   Royalties                                                   3,401      3,624
   Other income                                               27,337        935
                                                           ---------  ---------
                                                              82,992     41,107
                                                           ---------  ---------
OPERATING EXPENSES
   Employee compensation and benefits                         41,849     26,248
   Occupancy and equipment                                    38,111     31,484
   Interest expense                                           13,355      2,027
   Marketing and advertising                                   8,430      7,381
   Supplies, freight and postage                               5,617      4,380
   Other                                                      28,662     16,334
                                                           ---------  ---------
                                                             136,024     87,854
                                                           ---------  ---------

Operating loss                                               (53,032)   (46,747)

OTHER INCOME
   Investment income, net                                      3,191      2,262
   Other, net                                                     12          -
                                                           ---------  ---------
                                                               3,203      2,262
                                                           ---------  ---------

Loss from continuing operations before income tax benefit    (49,829)   (44,485)

Income tax benefit                                           (19,380)   (16,860)
                                                           ---------  ---------

Net loss from continuing operations                          (30,449)   (27,625)

Net loss from discontinued operations (less applicable
   tax benefit of $6,730 and $27,308)                        (10,782)   (46,503)
                                                           ---------  ---------

Net loss                                                   $ (41,231) $ (74,128)
                                                           =========  =========


Weighted average number of common shares outstanding         104,552    104,017
                                                           =========  =========

Net loss per share from continuing operations              $    (.29) $    (.27)
                                                           =========  =========

Net loss per share                                         $    (.39) $    (.71)
                                                           =========  =========

Dividends per share                                        $     .20  $     .32
                                                           =========  =========


                See Notes to Consolidated Financial Statements

                               H&R BLOCK, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
          UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS


                                                             SIX MONTHS ENDED
                                                           --------------------
                                                                OCTOBER 31,
                                                           --------------------
                                                             1997        1996
                                                           ---------  ---------
REVENUES
   Service revenues                                        $  88,021  $  55,692
   Royalties                                                   4,418      4,555
   Other income                                               29,763      1,475
                                                           ---------  ---------
                                                             122,202     61,722
                                                           ---------  ---------
OPERATING EXPENSES
   Employee compensation and benefits                         72,042     47,803
   Occupancy and equipment                                    73,711     61,482
   Interest expense                                           21,540      3,330
   Marketing and advertising                                  11,729      8,982
   Supplies, freight and postage                               7,734      6,310
   Other                                                      49,177     30,392
                                                           ---------  ---------
                                                             235,933    158,299
                                                           ---------  ---------

Operating loss                                              (113,731)   (96,577)

OTHER INCOME
   Investment income, net                                      8,381      6,206
   Other, net                                                     12          -
                                                           ---------  ---------
                                                               8,393      6,206
                                                           ---------  ---------

Loss from continuing operations before income tax benefit   (105,338)   (90,371)

Income tax benefit                                           (40,028)   (34,251)
                                                           ---------  ---------

Net loss from continuing operations                          (65,310)   (56,120)

Net loss from discontinued operations (less applicable
   tax benefit of $8,218 and $42,096)                        (14,056)   (70,234)
                                                           ---------  ---------

Net loss                                                   $ (79,366) $(126,354)
                                                           ========== =========


Weighted average number of common shares outstanding         104,327    103,920
                                                           =========  =========

Net loss per share from continuing operations              $    (.63) $    (.54)
                                                           =========  =========

Net loss per share                                         $    (.76) $   (1.22)
                                                           =========  =========

Dividends per share                                        $     .40  $     .64
                                                           =========  =========


                See Notes to Consolidated Financial Statements

                               H&R BLOCK, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       UNAUDITED, AMOUNTS IN THOUSANDS


                                                                       SIX MONTHS ENDED
                                                                   ------------------------
                                                                         OCTOBER 31,
                                                                   ------------------------
                                                                      1997         1996
                                                                   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $   (79,366) $  (126,354)
  Adjustments to reconcile net loss to net cash
        used in operating activities:
     Depreciation and amortization                                      19,034       13,523
     Other noncurrent liabilities                                        2,457        2,539
     Changes in:
        Receivables                                                    215,320      (91,185)
        Prepaid expenses and other current assets                      (26,922)     (16,134)
        Net assets of discontinued operations                           13,304       68,875
        Accounts payable, accrued expenses and deposits                (90,562)        (698)
        Accrued salaries, wages and payroll taxes                     (102,073)     (90,323)
        Accrued taxes on earnings                                      (75,814)     (74,311)
                                                                   -----------  -----------
  NET CASH USED IN OPERATING ACTIVITIES                               (124,622)    (314,068)
                                                                   -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                  (132,328)      (8,623)
  Maturities of marketable securities                                  188,309        2,586
  Purchases of property and equipment                                   (6,826)      (7,323)
  Excess of cost over fair value of net tangible assets acquired,
     net of cash acquired                                             (227,787)      (9,711)
  Other, net                                                           (16,016)      (3,072)
                                                                   -----------  -----------
  NET CASH USED IN INVESTING ACTIVITIES                               (194,648)     (26,143)
                                                                   -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                                       (6,045,212)  (2,039,130)
  Proceeds from issuance of notes payable                            5,887,832    2,149,839
  Proceeds from issuance of long-term debt                             249,650            -
  Dividends paid                                                       (41,670)     (66,374)
  Proceeds from stock options exercised                                 27,694        2,312
                                                                   -----------  -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                             78,294       46,647
                                                                   -----------  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (240,976)    (293,564)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                   457,079      405,019
                                                                   -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                     $   216,103  $   111,455
                                                                   ===========  ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Income taxes paid                                                $    36,272  $    18,201
  Interest paid                                                         18,643        3,357


                See Notes to Consolidated Financial Statements

                               H&R BLOCK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Unaudited, dollars in thousands, except share data


1. The Consolidated Balance Sheet as of October 31, 1997, the Consolidated Statements of Operations for the three and six months ended October 31, 1997 and 1996, and the Consolidated Statements of Cash Flows for the six months ended October 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1997 and for all periods presented have been made.

     Reclassifications have been made to prior period amounts to conform with current period presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A, Amendment Number 2, for the fiscal year ended April 30, 1997.

     Operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Thus, the six month results are not indicative of results to be expected for the year.

2. On September 7, 1997, the Company entered into an Agreement and Plan of Merger (Merger Agreement) under which WorldCom, Inc. (WorldCom) would acquire CompuServe Corporation (CompuServe) through a merger of a subsidiary of WorldCom with and into CompuServe. At the effective time of the merger, each of the outstanding shares of CompuServe common stock (including the 74,200,000 shares owned by the Company) are to be converted into the right to receive, and there shall be paid and issued, in exchange for each of the CompuServe shares, .40625 of a share of WorldCom stock, subject to adjustment as provided in the Merger Agreement. The transaction is subject to the satisfaction of certain conditions set forth in the Merger Agreement. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the transaction has expired. The Company has agreed to vote all of the shares of CompuServe directly or indirectly owned by the Company in favor of the transaction, and such vote is sufficient to approve the Merger Agreement and the merger contemplated thereby. The transaction is expected to close as soon as practicable after the satisfaction of all of the conditions set forth in the Merger Agreement.

     The consolidated financial statements have been reclassified to reflect the Company's Computer Services segment as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. Revenues from Computer Services for the six months ended October 31, 1997 and 1996 were $411.1 million and $423.0 million, respectively, and were $205.4 million and $214.3 million, respectively, for the three months ended October 31, 1997 and 1996.

3. On June 17, 1997, the Company completed the purchase of Option One Mortgage Corporation (Option One). The cash purchase price was $218.1 million, consisting of $28.1 million in adjusted stockholder's equity and a premium of $190 million. In addition, the Company made cash payments of $456 million to Option One's parent to eliminate intercompany loans made to Option One to finance its mortgage loan operations. The $456 million payment was recorded as an intercompany loan and was repaid to the Company by the end of June 1997 after Option One sold the loans to a third party in the ordinary course of business. The acquisition was accounted for as a purchase and, accordingly, Option One's results are included since the date of acquisition. The fair value of tangible assets acquired, including cash, and liabilities assumed was $683.8 million and $463.9 million, respectively. Liabilities assumed were treated as a noncash investing activity in the Consolidated Statement of Cash Flows for the six months ended October 31, 1997. The excess of cost over fair value of net tangible assets acquired was $183.1 million and is being amortized on a straight-line basis over 15 years. The acquisition was ultimately financed with the issuance of $250 million in Senior Notes during the second quarter of fiscal 1998, discussed below.

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


                                                            Six months ended
                                                            ----------------
                                                               October 31,
                                                               -----------
                                                            1997        1996
                                                         ----------   ---------
     Revenues                                            $ 129,488    $ 100,157
     Net loss                                              (83,383)    (129,590)
     Net loss per share                                       (.80)       (1.25)



4.   Receivables consist of the following:

                                                         October 31,  April 30,
                                                         -----------  ---------
                                                            1997        1997
                                                         -----------  ---------
                                                                      (Audited)
     Credit card loans                                   $ 229,881    $ 247,889
     Mortgage loans held for sale                          356,626      107,115
     Other                                                  91,414       82,581
                                                         -----------  ---------
                                                           677,921      437,585
     Allowance for doubtful accounts                        32,355       30,144
                                                         -----------  ---------
                                                         $ 645,566    $ 407,441
                                                         ===========  =========

5. During the six months ended October 31, 1997, the net unrealized holding gain on available-for-sale securities decreased $105 to $1,221.

6. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

7. Net loss per common share is based on the weighted average number of shares outstanding during each period. The weighted average shares outstanding for the six months ended October 31, 1997 increased to 104,327,000 from 103,920,000 last year, mainly due to stock option exercises.

8. During the six months ended October 31, 1997 and 1996, the Company issued 878,506 and 50,045 shares, respectively, pursuant to provisions for exercise of stock options under its stock option plans.

9. During fiscal 1997, CompuServe, certain current and former officers and directors of CompuServe and the registrant were named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio. All but two of the original six cases were brought as putative class actions. All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering. Relief sought is unspecified, but includes pleas for rescission and damages. One purported class action lawsuit was voluntarily dismissed by the plaintiffs and such plaintiffs have joined in one of the remaining class action lawsuits in Federal court. The other Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits are both subject to pending motions to dismiss filed on behalf of the defendants, and they are being consolidated pursuant to a scheduling order that has been entered in the first Federal lawsuit. The first state court lawsuit also alleges violations of the Ohio Securities Code and common law of negligent misrepresentation, while another state lawsuit alleges violations of Colorado, Florida, and Ohio statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. Three of the state lawsuits have been consolidated for discovery. A fourth state lawsuit was filed during the first quarter of fiscal 1998 and is expected to be consolidated with the other state lawsuits in due course. The defendants are vigorously defending these lawsuits.

10. Summarized financial information for Block Financial Corporation, a wholly owned subsidiary of the Company, is presented below.

                                                                              October 31,  April 30,
                                                                              -----------  ---------
                                                                                 1997        1997
                                                                              -----------  ---------
                                                                                           (Audited)
        Condensed balance sheets:
        Cash and cash equivalents                                             $    61,374  $   3,425
        Finance receivables, net                                                  632,001    380,206
        Other assets                                                              271,238     34,657
                                                                              -----------  ---------
           Total assets                                                       $   964,613  $ 418,288
                                                                              ===========  =========

        Commercial paper                                                      $   568,402  $ 269,619
        Other liabilities                                                          27,350     26,867
        Long-term debt                                                            249,650          -
        Stockholder's equity                                                      119,211    121,802
                                                                              -----------  ---------
           Total liabilities and stockholder's equity                         $   964,613  $ 418,288
                                                                              ===========  =========



                                                          Three months ended               Six months ended
                                                          -------------------            -------------------
                                                              October 31,                     October 31,
                                                          -------------------            -------------------
                                                             1997      1996                  1997      1996
                                                          ---------  --------            ----------  -------
     Condensed statements
       of operations:
         Revenues                                          $50,508   $ 9,984              $74,360    $18,208
         Earnings (loss) from operations                     2,126    (2,090)              (4,204)    (3,112)
         Net earnings (loss)                                 1,299    (1,255)              (2,588)    (1,885)



11. On October 21, 1997, the Company issued $250,000 of 6 3/4 % Senior Notes due 2004. The Senior Notes are not redeemable prior to maturity. The net proceeds of this transaction were used to repay short-term borrowings which initially funded the acquisition of Option One, as discussed above.

12. As a part of its interest rate risk management strategy, the Company hedged its interest rate risk related to its fixed rate mortgage portfolio during the six months ended October 31, 1997 by selling short treasury securities and utilizing forward commitments. With its agreement, the Company sells short treasury securities under an open repurchase agreement that can be adjusted at any time by either party. The position on certain or all of the fixed rate mortgages is closed when the Company enters into a forward commitment to sell those mortgages. Deferred losses on the treasury securities hedging instrument amounted to $187 at October 31, 1997. The contract value and the market value of this hedging instrument at October 31, 1997 was $13,766 and $13,790, respectively. The contract value and market value of the forward commitment at October 31, 1997 was $55,000 and $54,912, respectively.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 4, respectively.

Working capital decreased from $811.1 million at April 30, 1997 to $767.3 million at October 31, 1997. The working capital ratio at October 31, 1997 is 2.1 to 1, compared to 2.2 to 1 at April 30, 1997. The decrease in working capital and working capital ratio must be viewed in the context of the Company's business which is seasonal, with peak activity in the fourth quarter, due to the nature of the Company's Tax Services segment. Tax return preparation occurs almost entirely in the fourth quarter and has the effect of increasing certain assets and liabilities during this time.

The Company maintains seasonal lines of credit to support short-term borrowing facilities in the United States and Canada. During the months of January through April, the Company's Canadian Tax Services regularly incurs short-term borrowings to purchase refunds due its clients from Revenue Canada.

Block Financial Corporation (BFC) incurs short-term borrowings throughout the year to fund receivables associated with its credit card, nonconforming mortgage loan and other financial service programs. BFC has a $1.8 billion back-up credit facility to support its various financial activities through November 1998, subject to renewal. At October 31, 1997, short-term borrowings increased to $568.4 million compared to $269.6 million at April 30, 1997, due mainly to the funding of mortgage operations.

On October 21, 1997, the Company issued $250 million of 6 3/4 % Senior Notes due 2004. The Senior Notes are not redeemable prior to maturity. The net proceeds of this transaction were used to repay short-term borrowings which initially funded the acquisition of Option One Mortgage Corporation (Option
One), described below.

The Company's capital expenditures, excluding the acquisition of Option One, and dividend payments during the first six months were funded through internally-generated funds.

Using internally-generated funds, the Company paid CompuServe Corporation (CompuServe) $67.1 million in September for the tax benefits derived by the Company from CompuServe's operating losses in the 1996 calendar year. Such payment was made in accordance with the Tax Sharing Agreement between the Company and CompuServe.

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

The Company announced in December 1993 its intention to repurchase from time to time up to 10 million of its shares on the open market. At October 31, 1997,
4.8 million shares had been repurchased. In July 1996, the Company announced its intention to repurchase up to 10 million additional shares in the open market over a two-year period following the separation of CompuServe. Such authorization is in addition to the 1993 authorization. Following the completion of the CompuServe transaction, the Company plans to continue to purchase its shares in accordance with these authorizations. However, the repurchase program will depend on the price of the stock, availability of excess cash, the ability to maintain financial flexibility, and other investment opportunities available.


RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

On June 17, 1997, the Company completed the purchase of Option One. Option One engages in the origination, purchase, servicing, securitization and sale of nonconforming mortgage loans. Based in Santa Ana, California, Option One has a network of more than 5,000 mortgage brokers in 46 states. The cash purchase price was $218.1 million. In addition, the Company made a cash payment of $456 million to Option One's parent to eliminate intercompany loans made to Option One to finance its mortgage loan operations. The $456 million payment was recorded as an intercompany loan and was repaid to the Company by the end of June 1997 after Option One sold the mortgage loans to a third party in the
ordinary course of business.   The acquisition was accounted for as a purchase
and, accordingly, Option One's results are included since the date of acquisition.

On September 7, 1997, the Company entered into an Agreement and Plan of Merger (Merger Agreement) under which WorldCom would acquire CompuServe through a merger of a subsidiary of WorldCom with and into CompuServe. At the effective time of the merger, each of the outstanding shares of CompuServe common stock (including the 74,200,000 shares owned by the Company) are to be converted into the right to receive, and there shall be paid and issued, in exchange for each of the CompuServe shares, .40625 of a share of WorldCom stock, subject to adjustment as provided in the Merger Agreement. The transaction is subject to the satisfaction of certain conditions, including, among others, the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any foreign competition law or similar law, the receipt of other regulatory approvals, the absence of certain adverse material changes, and CompuServe shareholder approval and adoption of the Merger Agreement. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired. The Company has agreed to vote all of its directly or indirectly owned shares of CompuServe common stock in favor of the merger and such action is sufficient to approve the transaction. The transaction will be treated as a sale of assets for tax purposes and it is expected to close as soon as practicable after the satisfaction of all the conditions set forth in the Merger Agreement. The financial summary below has been reclassified to reflect CompuServe as discontinued operations. CompuServe was previously reported in the Computer Services segment.

FISCAL 1998 COMPARED TO FISCAL 1997

The analysis that follows should be read in conjunction with the table below and the Consolidated Statements of Operations found on pages 2 and 3.

               THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO
                     THREE MONTHS ENDED OCTOBER 31, 1996
                            (AMOUNTS IN THOUSANDS)


                                                       Revenues        Earnings (loss)
                                                 -----------------   ----------------------
                                                   1997      1996      1997        1996
                                                 --------  -------   ----------   ---------

Tax services                                     $ 31,689  $ 30,805  $ (52,165)  $ (41,576)
Financial services                                 50,810     9,984      1,678      (2,090)
Unallocated corporate                                 493       318     (2,535)     (3,081)
Investment income, net                                  -         -      3,193       2,262
                                                 --------  --------  ----------   ---------
                                                 $ 82,992  $ 41,107    (49,829)    (44,485)
                                                 ========  ========
Income tax benefit                                                     (19,380)    (16,860)
                                                                     ----------   ---------
Net loss from continuing operations                                    (30,449)    (27,625)
Net loss from discontinued operations                                  (10,782)    (46,503)
                                                                     ----------   ---------
Net loss                                                             $ (41,231)  $ (74,128)
                                                                     ==========   =========


Consolidated revenues for the three months ended October 31, 1997 increased 101.9% to $83.0 million from $41.1 million reported last year. The increase is primarily due to the revenues from Option One, acquired on June 17, 1997, and included in the Financial Services segment.

The consolidated pretax loss from continuing operations for the second quarter of fiscal 1998 increased 12.0% to $49.8 million from $44.5 million in the second quarter of last year. The increase is attributable to the Tax Services segment, which incurred a pretax loss of $52.2 million compared to $41.6 million in the second quarter of last year.

The net loss from continuing operations was $30.4 million, or $.29 per share, compared to $27.6 million, or $.27 per share, for the same period last year.

An analysis of operations by segment follows.


TAX SERVICES

Revenues increased 2.9% to $31.7 million from $30.8 million last year, resulting primarily from higher tax preparation fees that are attributable to increases in pricing.

The pretax loss increased 25.5% to $52.2 million from $41.6 million in the second quarter of last year due to normal operational increases in compensation, rent, telephone and depreciation and amortization expenses. Expenses associated with continued office expansion, which include rent, salaries and benefits, have also contributed to the increased loss as more than 270 offices have been added in the U.S. and internationally during the last 12 months. In addition, costs associated with improvements made to the client services and technology systems increased.

FINANCIAL SERVICES

Revenues increased 408.9% to $50.8 million from $10.0 million in the same period last year. The increase is primarily related to new mortgage operations which contributed increased revenues of $40.0 million, including a $21.3 million gain on whole loan sales. New mortgage operations include the revenues of Option One which sold $474.6 million in mortgage loans, on a non-recourse basis, through whole loan sales during the second quarter. Credit card operations also contributed $1.7 million to the increase due to revolving credit card balances that grew 15.9% over the second quarter of fiscal 1997.

Financial Services reported earnings of $1.7 million, an increase of $3.8 million over a loss of $2.1 million in the prior year. The increase is primarily due to new mortgage operations that contributed $9.2 million to second quarter earnings. The overall results from Financial Services were reduced by increased bad debt expenses related to credit card and software receivables and a one-time $1.5 million write-off of capitalized salaries related to online services.

INVESTMENT INCOME, NET

Net investment income increased 41.2% to $3.2 million from $2.3 million last year. The increase resulted from more funds available for investment.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the second quarter decreased 17.7% to $2.5 million from $3.1 million in the comparable period last year. The decrease resulted mainly from improved performance at the Company's captive insurance subsidiary.

       THREE MONTHS ENDED OCTOBER 31, 1997 (SECOND QUARTER) COMPARED TO
               THREE MONTHS ENDED JULY 31, 1997 (FIRST QUARTER)
                            (AMOUNTS IN THOUSANDS)


                                                      Revenues        Earnings (loss)
                                                  ----------------  --------------------
                                                  2nd Qtr  1st Qtr   2nd Qtr    1st Qtr
                                                  -------  -------  ---------  ---------

Tax services                                     $ 31,689  $14,389  $ (52,165) $ (52,059)
Financial services                                 50,810   24,452      1,678     (6,349)
Unallocated corporate                                 493      387     (2,535)    (2,291)
Investment income, net                                  -        -      3,193      5,190
Intersegment sales                                      -      (18)         -          -
                                                 --------  -------  ---------  ---------
                                                 $ 82,992  $39,210    (49,829)   (55,509)
                                                 ========  =======
Income tax benefit                                                    (19,380)   (20,648)
                                                                    ---------  ---------
Net loss from continuing operations                                   (30,449)   (34,861)
Net loss from discontinued operations                                 (10,782)    (3,274)
                                                                    ---------  ---------
Net loss                                                            $ (41,231) $ (38,135)
                                                                    =========  =========


Consolidated revenues for the three months ended October 31, 1997 increased 111.7% to $83.0 million from $39.2 million in the first quarter of fiscal 1998. The increase is primarily due to revenues from the Company's new mortgage operations, which include revenues of Option One, acquired on June 17, 1997, and increased revenues generated by the Tax Services segment related to the Australian tax filing season and tuition tax school fees in the U.S. and Canada.

The consolidated pretax loss from continuing operations for the second quarter of fiscal 1998 decreased 10.2% to $49.8 million from $55.5 million in the first quarter of this year. The decrease is attributable to the Financial Services segment, which contributed pretax earnings of $1.7 million compared to a loss of $6.3 million in the first quarter of fiscal 1998.

The net loss from continuing operations was $30.4 million, or $.29 per share, compared to $34.9 million, or $.33 per share, for the first quarter.

An analysis of operations by segment follows.


TAX SERVICES

Revenues increased 120.2% to $31.7 million from $14.4 million in the first quarter. The increase is mainly due to the onset of tax season in Australia, which contributed $10.8 million of the increase. Additionally, tuition tax school fees in the U.S. increased $6.7 million in the second quarter. Australian tax preparation fees and tuition tax school fees are seasonal.

The pretax loss increased to $52.2 million from $52.1 million in the three months ended July 31, 1997. The increased loss is attributable to increased marketing and advertising and supply expenses related to the tuition tax schools. These increased costs were partially offset by earnings reported by Australian tax operations.

FINANCIAL SERVICES

Revenues increased 107.8% to $50.8 million from $24.5 million in the first quarter. The increase is due to new mortgage operations which contributed increased revenues of $27.1 million for the second quarter, including a $21.3 million gain on whole loan sales. New mortgage operations include revenues of the recently acquired Option One which sold $474.6 million in mortgage loans, on a non-recourse basis, through whole loan sales during the second quarter.

Pretax earnings increased to $1.7 million from a loss of $6.3 million in the first quarter. The increase is primarily due to mortgage operations which reported increased earnings of $11.3 million over the first quarter. However, increased bad debt expenses related to credit card and software operations and a one-time write-off of capitalized salaries related to online services reduced the overall earnings for Financial Services.

INVESTMENT INCOME, NET

Net investment income decreased 38.5% to $3.2 million from $5.2 million in the first three months of fiscal 1998. The decrease resulted from less funds available for investment.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the second quarter increased 10.7% to $2.5 million from $2.3 million in the first quarter. The increase resulted mainly from increased employee costs and shareholder-related expenses.

             SIX MONTHS ENDED OCTOBER 31, 1997 (FYTD) COMPARED TO
                   SIX MONTHS ENDED OCTOBER 31, 1996 (FYTD)
                            (AMOUNTS IN THOUSANDS)


                                                       Revenues         Earnings (loss)
                                                  ----------------   ---------------------
                                                   1997      1996       1997        1996
                                                  -------   -------  -----------  ---------

Tax services                                      $ 46,078  $43,087  $ (104,224)  $ (86,805)
Financial services                                  75,262   18,208      (4,671)     (3,112)
Unallocated corporate                                  880      427      (4,826)     (6,660)
Investment income, net                                   -        -       8,383       6,206
Intersegment sales                                     (18)       -           -           -
                                                  --------  -------  -----------  ----------
                                                  $122,202  $61,722    (105,338)    (90,371)
                                                  ========  =======
Income tax benefit                                                      (40,028)    (34,251)
                                                                     -----------   ---------
Net loss from continuing operations                                     (65,310)    (56,120)
Net loss from discontinued operations                                   (14,056)    (70,234)
                                                                     -----------   ---------
Net loss                                                             $  (79,366)  $(126,354)
                                                                     ===========   =========


Consolidated revenues for the six months ended October 31, 1997 increased 98.0% to $122.2 million from $61.7 million reported last year. The increase is primarily due to the revenues of the Company's new mortgage operations this year of $55.5 million, which include revenues of Option One, acquired on June 17, 1997.

The consolidated pretax loss from continuing operations increased 16.6% to $105.3 million from $90.4 million in the comparable period last year. The increase is attributable to the Tax Services segment, which incurred a pretax loss of $104.2 million compared to $86.8 million last year.

The net loss from continuing operations was $65.3 million, or $.63 per share, compared to $56.1 million, or $.54 per share, for the same period last year.

An analysis of operations by segment follows.


TAX SERVICES

Revenues increased 6.9% to $46.1 million from $43.1 million last year, resulting primarily from higher tax preparation fees that are attributable to increases in pricing partially offset by lower tuition tax school fees in the U.S and internationally.

The pretax loss increased 20.1% to $104.2 million from $86.8 million last year due to normal operational increases in compensation, rent, telephone and depreciation and amortization expenses. Expenses associated with continued office expansion, which include rent, salaries and benefits, have also contributed to the increased loss as more than 270 offices have been added in the U.S. and internationally during the last 12 months. In addition, costs associated with improvements made to the client services and technology systems increased. Due to the seasonality of this segment's business, the first six months operating results are not indicative of expected results for the entire fiscal year.

FINANCIAL SERVICES

Revenues increased 313.3% to $75.3 million from $18.2 million in the same period last year. The increase is primarily related to new mortgage operations which contributed increased revenues of $53.6 million this year, including a $25.1 million gain on whole loan sales. New mortgage operations include revenues of the recently acquired Option One. Credit card operations also contributed $4.0 million to the increase due to larger revolving credit card balances over the comparable period of fiscal 1997.

The pretax loss increased to $4.7 million from $3.1 million in the first six months of fiscal 1997, primarily due to increased bad debt expenses from credit card and software operations. Additionally, a one-time $1.5 million write-off of capitalized salaries related to online services contributed to the loss.

INVESTMENT INCOME, NET

Net investment income increased 35.1% to $8.4 million from $6.2 million last year. The increase resulted from more funds available for investment.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the first six months decreased 27.5% to $4.8 million from $6.7 million in the comparable period last year. The decrease resulted mainly from a decrease in expenses of $688 thousand related to the planned spin-off of the Company's remaining investment in CompuServe. Also contributing to the decrease were lower consultant fees and shareholder-related expenses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The lawsuits discussed herein were reported in the Form 10-Q for the first quarter of fiscal 1998. During fiscal 1997, CompuServe Corporation (CompuServe), certain current and former officers and directors of CompuServe and the registrant were named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio. All but two of the original six cases were brought as putative class actions. All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering. Relief sought is unspecified, but includes pleas for rescission and damages. One purported class action lawsuit was voluntarily dismissed by the plaintiffs and such plaintiffs have joined in one of the remaining class action lawsuits in Federal court. The other Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits are both subject to pending motions to dismiss filed on behalf of the defendants, and they are being consolidated pursuant to a scheduling order that has been entered in the first Federal lawsuit. The first state court lawsuit also alleges violations of the Ohio Securities Code and common law of negligent misrepresentation, while another state lawsuit alleges violations of Colorado, Florida, and Ohio statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. Three of the state lawsuits have been consolidated for discovery. A fourth state lawsuit was filed during the first quarter of fiscal 1998 and is expected to be consolidated with the other state lawsuits in due course. The defendants are vigorously defending these lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the registrant was held on September 10, 1997. At such meeting, three Class II directors were elected to serve three-year terms. In addition, the resolutions set forth below were submitted to a vote of shareholders. With respect to the election of directors and the adoption of each resolution, the number of votes cast for, against or withheld, and the number of abstentions were as follows:

                        Election of Class II Directors


                     Nominee          Votes FOR      Votes WITHHELD
                  ---------------     ---------      --------------
                  G. Kenneth Baum     86,186,112       2,262,370
                  Henry F. Frigon     86,206,002       2,242,480
                  Roger W. Hale       86,211,440       2,237,042

      Approval of Amendment to the Registrant's 1993 Long-Term Executive
                              Compensation Plan

      The following resolution was adopted by a vote of 80,258,653 shares in favor of such resolution, 7,313,748 shares against such resolution and 876,081 shares abstaining:

                 "RESOLVED, That this Company's 1993 Long-Term
            Executive Compensation Plan, as previously amended, be further amended as follows:

            (1) by adding the following sentence to the end of
            Section 6 thereof:

                       'The total number of shares of Common
                  Stock that may be subject to one or more
                  Awards granted to any one Recipient during a calendar year may not exceed 350,000, subject to adjustment as provided in
                  Section 16 of the Plan.'; and

            (2) by deleting Section 16 thereof and replacing it with the following new Section 16:

                       '16. Dilution or Other Adjustments.
                  In the event of any changes in the capital structure of the Company, including but not limited to a change resulting from a stock dividend or split-up, or combination or reclassification of shares, the Board of Directors shall make such equitable adjustments with respect to Awards or any provisions of this Plan as it deems necessary and appropriate, including, if necessary, any adjustments in the maximum number of shares that may be subject to one or more Awards granted to any one Recipient during a calendar year, or the number of shares of Common Stock subject to an outstanding Award.'"

       Adoption of the H&R Block Stock Plan for Non-Employee Directors

      The following resolution was adopted by a vote of 82,755,276 shares in favor of such resolution, 4,813,897 shares against such resolution and 879,309 shares abstaining:

                 "RESOLVED, That the H&R Block Stock Plan for
            Non-Employee Directors included as Appendix B to the proxy statement relating to this meeting is hereby adopted and approved."

                            Appointment of Auditors

      The following resolution was adopted by a vote of 87,853,694 shares in favor of such resolution, 179,534 shares against such resolution and 415,254 shares abstaining:

                 "RESOLVED, That the appointment of Deloitte &
            Touche LLP as the independent auditors for H&R Block, Inc., and its subsidiaries for the year ending April 30, 1998, is hereby ratified, approved and confirmed."

At the close of business on July 11, 1997, the record date for the annual meeting of shareholders, there were 104,093,161 shares of Common Stock of the registrant outstanding and entitled to vote at the meeting. There were 88,448,482 shares represented at the annual meeting of shareholders held on September 10, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits
     4(a)  Indenture dated as of October 20, 1997, among the registrant, Block
           Financial Corporation and Bankers Trust Company, as Trustee.

     4(b) Form of 6 3/4 % Senior Note due 2004 of Block Financial Corporation, filed as Exhibit 2.2 to the registrant's current report on Form 8-K dated October 23, 1997, is incorporated herein by reference.

    10(a) Agreement and Plan of Merger, dated as of September 7, 1997, by and among the registrant, H&R Block Group, Inc., CompuServe Corporation,
           WorldCom, Inc., and Walnut Acquisition Company, L.L.C., filed as
           Exhibit 2.1 to the registrant's current report on Form 8-K dated
           September 7, 1997, is incorporated herein by reference.

    10(b) Stockholders Agreement, dated as of September 7, 1997, by and among the registrant, H&R Block Group, Inc. and WorldCom, Inc., filed as
           Exhibit 10.1 to the registrant's current report on Form 8-K dated
           September 7, 1997, is incorporated herein by reference.

    10(c) Standstill Agreement, dated as of September 7, 1997, by and among the registrant, H&R Block Group, Inc. and WorldCom, Inc., filed as
           Exhibit 10.2 to the registrant's current report on Form 8-K dated
           September 7, 1997, is incorporated herein by reference.

    10(d) The registrant's 1993 Long-Term Executive Compensation Plan, as amended through September 10, 1997.

    10(e)  H&R Block Stock Plan for Non-Employee Directors.

    10(f)  Amendment No. 9 to the H&R Block Deferred Compensation Plan for
           Executives.

                                     -19-

    10(g)  Amendment No. 5 to the H&R Block Supplemental Deferred Compensation
           Plan for Executives.

    (27)   Financial Data Schedule.

b)  Reports on Form 8-K


     A Form 8-K/A, Current Report, dated July 2, 1997, was filed on August 14, 1997 by the registrant reporting as an "Item 7" the audited financial statements of Option One Mortgage Corporation for the years ended December 31, 1996 and 1995, the unaudited financial statements of Option One Mortgage Corporation for the three months ended March 31, 1997 and 1996, and the unaudited pro forma financial statements of the registrant for the year ended April 30, 1997. The consent of independent auditors was included as Exhibit
23.1 to the Form 8-K/A.

     A Form 8-K, Current Report, dated September 7, 1997, was filed by the registrant reporting as an "Other Event" the registrant's entry into an Agreement and Plan of Merger with H&R Block Group, Inc., CompuServe Corporation, WorldCom, Inc. and Walnut Acquisition Company, L.L.C., pursuant to which WorldCom, Inc. would acquire CompuServe Corporation through a merger of Walnut Acquisition Company, L.L.C. with and into CompuServe Corporation. The Form 8-K also reported the entry by the registrant into (i) a Stockholders Agreement by which the registrant and H&R Block Group, Inc. agreed to vote the shares of common stock of CompuServe Corporation directly or indirectly owned by the registrant in favor of the merger transaction, and by which the registrant and H&R Block Group, Inc. granted to WorldCom, Inc. an option to purchase CompuServe Corporation common stock owned by H&R Block Group, Inc. under certain circumstances, and (ii) a Standstill Agreement by which the registrant and H&R Block Group, Inc. agreed to certain restrictions with respect to the acquisition of shares of common stock of WorldCom, Inc. The Agreements and the press release relating to the proposed merger transaction were included as exhibits to the Form 8-K. No financial statements were filed as a part of the Form 8-K.

     A Form 8-K, Current Report, dated September 25, 1997, was filed by the registrant to provide pro forma financial information reflecting the exchange of outstanding shares of common stock of CompuServe Corporation beneficially owned by the registrant for shares of WorldCom, Inc. stock pursuant to the transaction reported in the registrant's Form 8-K, Current Report, dated September 7, 1997. The unaudited pro forma condensed consolidated balance sheet of H&R Block, Inc. as of July 31, 1997 was filed as a part of the Form 8-K dated September 25, 1997. No exhibits were filed as a part of such Form 8-K.

     A Form 8-K, Current Report, dated October 23, 1997, was filed by the registrant reporting the entry by the registrant, Block Financial Corporation, Salomon Brothers Inc, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley & Co. Incorporated into an Underwriting Agreement relating to the sale by Block Financial Corporation of 6 3/4 % Senior Notes Due 2004 in the principal amount of $250 million. The Underwriting Agreement and the Form of 6 3/4% Senior Note due 2004 of Block Financial Corporation were included as Exhibits 2.1 and 2.2 to the Form 8-K, respectively. No financial statements were filed as a part of the Form 8-K.

     Except for the aforementioned Form 8-K/A and Forms 8-K, the registrant did not file any reports on Form 8-K during the second quarter of fiscal year 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    H&R BLOCK, INC.
                                             ---------------------------
                                                     (Registrant)




DATE    12/12/97                             BY   /s/ Ozzie Wenich
     ----------------                        ---------------------------
                                                     Ozzie Wenich
                                                Senior Vice President,
                                               Chief Financial Officer
                                                    and Treasurer


DATE    12/12/97                             BY /s/ Patrick D. Petrie
     ----------------                        ---------------------------
                                                  Patrick D. Petrie
                                                 Vice President and
                                                Corporate Controller