Form 10-Q
period 1998-01-31
H&R BLOCK INC
filed 1998-03-16
CIK 12659

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

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

Yes _X_    No ___

The number of shares of the registrant's Common Stock, without par value, outstanding at March 2, 1998 was 104,809,372 shares.

                              TABLE OF CONTENTS


PART I                                                                  Page
         Financial Information                                          ----

         Consolidated Balance Sheets
           January 31, 1998 and April 30, 1997 .........................  1

         Consolidated Statements of Operations
           Three Months Ended January 31, 1998 and 1997 ................  2
           Nine Months Ended January 31, 1998 and 1997 .................  3

         Consolidated Statements of Cash Flows
           Nine Months Ended January 31, 1998 and 1997 .................  4

         Notes to Consolidated Financial Statements ....................  5

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations ......................... 11

PART II  Other Information.............................................. 21

SIGNATURES ............................................................. 23

                                 H&R BLOCK, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS


                                                                                       JANUARY 31,       APRIL 30,
                                                                                       ----------       ----------
                                                                                          1998            1997
                                                                                       ----------       ----------

                              ASSETS                                                   (UNAUDITED)     (AUDITED)

CURRENT ASSETS
    Cash and cash equivalents                                                          $  107,557       $  457,079
    Marketable securities                                                               1,031,699           61,755
    Receivables, less allowance for doubtful accounts of $18,149
       and $30,144                                                                        779,169          407,441
    Prepaid expenses and other current assets                                             111,154           31,671
    Net assets of discontinued operations                                                       -          522,144
                                                                                       ----------       ----------
       TOTAL CURRENT ASSETS                                                             2,029,579        1,480,090

INVESTMENTS AND OTHER ASSETS
    Investments in marketable securities                                                   13,566           20,273
    Excess of cost over fair value of net tangible assets acquired,
       net of amortization                                                                266,161           74,794
    Other                                                                                  80,804           66,836
                                                                                       ----------       ----------
                                                                                          360,531          161,903
PROPERTY AND EQUIPMENT, at cost less accumulated
    depreciation and amortization                                                          76,409           65,065
                                                                                       ----------       ----------
                                                                                       $2,466,519       $1,707,058
                                                                                       ==========       ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                      $  631,840       $  269,619
    Accounts payable, accrued expenses and deposits                                       132,959          164,872
    Accrued salaries, wages and payroll taxes                                              41,337          105,326
    Accrued taxes on earnings                                                             272,200          129,192
                                                                                       ----------       ----------
       TOTAL CURRENT LIABILITIES                                                        1,078,336          669,009

LONG-TERM DEBT                                                                            249,663                -

OTHER NONCURRENT LIABILITIES                                                               41,432           38,952

STOCKHOLDERS' EQUITY
    Common stock, no par, stated value $.01 per share                                       1,089            1,089
    Convertible preferred stock, no par, stated value $.01 per share                            4                4
    Additional paid-in capital                                                            495,350          502,308
    Retained earnings                                                                     749,646          684,071
                                                                                       ----------       ----------
                                                                                        1,246,089        1,187,472
    Less cost of 3,880,095 and 4,905,421 shares of common stock
       in treasury                                                                        149,001          188,375
                                                                                       ----------       ----------
                                                                                        1,097,088          999,097
                                                                                       ----------       ----------
                                                                                       $2,466,519       $1,707,058
                                                                                       ==========       ==========

                See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS



                                                                                    THREE MONTHS ENDED
                                                                                    ------------------
                                                                                        JANUARY 31,
                                                                                        -----------
                                                                                1998               1997
                                                                                ----               ----
REVENUES
     Service revenues                                                     $     161,981        $     127,524
     Product sales                                                               35,625               14,841
     Royalties                                                                   10,562               11,931
     Other income                                                                   515                  841
                                                                          -------------        -------------
                                                                                208,683              155,137
                                                                          -------------        -------------
OPERATING EXPENSES
     Employee compensation and benefits                                          94,184               74,693
     Occupancy and equipment                                                     49,024               41,286
     Interest expense                                                            15,681                3,618
     Marketing and advertising                                                   16,730               10,820
     Supplies, freight and postage                                               16,081               15,738
     Other                                                                       46,228               32,057
                                                                          -------------        -------------
                                                                                237,928              178,212
                                                                          -------------        -------------

Operating loss                                                                  (29,245)             (23,075)

OTHER INCOME
     Investment income, net                                                       1,107                  657
     Other, net                                                                     (17)                   -
                                                                          -------------        -------------
                                                                                  1,090                  657
                                                                          -------------        -------------

Loss from continuing operations before income tax benefit                       (28,155)             (22,418)

Income tax benefit                                                              (10,699)              (8,496)
                                                                          -------------        -------------

Net loss from continuing operations                                             (17,456)             (13,922)

Net earnings (loss) from discontinued operations (less applicable
     income taxes (benefit) of $941 and ($5,957))                                   167              (11,404)
Net gain on sale of discontinued operations (less applicable
     income taxes of $251,701)                                                  231,867                    -
                                                                          -------------        -------------

Net earnings (loss)                                                       $     214,578        $     (25,326)
                                                                          =============        =============

Weighted average number of common shares outstanding                            105,050              104,041
                                                                          =============        =============

Basic and diluted net loss per share from continuing operations           $        (.17)       $        (.13)
                                                                          =============        =============

Basic and diluted net earnings (loss) per share                           $        2.04        $        (.24)
                                                                          =============        =============

Dividends per share                                                       $         .20        $         .20
                                                                          =============        =============

                See Notes to Consolidated Financial Statements

                                H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS



                                                                                     NINE MONTHS ENDED
                                                                                     -----------------
                                                                                        JANUARY 31,
                                                                                        -----------
                                                                                1998               1997
                                                                                ----               ----
REVENUES
     Service revenues                                                     $     250,243        $     182,479
     Product sales                                                               62,417               16,253
     Royalties                                                                   14,980               16,486
     Other income                                                                 3,245                1,641
                                                                          -------------        -------------
                                                                                330,885              216,859
                                                                          -------------        -------------
OPERATING EXPENSES
     Employee compensation and benefits                                         166,226              122,496
     Occupancy and equipment                                                    122,735              102,768
     Interest expense                                                            37,223                6,948
     Marketing and advertising                                                   28,459               19,802
     Supplies, freight and postage                                               23,815               22,048
     Other                                                                       95,405               62,449
                                                                          -------------        -------------
                                                                                473,863              336,511
                                                                          -------------        -------------

Operating loss                                                                 (142,978)            (119,652)

OTHER INCOME
     Investment income, net                                                       9,490                6,863
     Other, net                                                                      (5)                   -
                                                                          -------------        -------------
                                                                                  9,485                6,863
                                                                          -------------        -------------

Loss from continuing operations before income tax benefit                      (133,493)            (112,789)

Income tax benefit                                                              (50,727)             (42,747)
                                                                          -------------        -------------

Net loss from continuing operations                                             (82,766)             (70,042)

Net loss from discontinued operations (less applicable
     tax benefit of ($7,277) and ($48,053))                                     (13,889)             (81,638)
Net gain on sale of discontinued operations (less applicable
     income taxes of $251,701)                                                  231,867                    -
                                                                          -------------        -------------

Net earnings (loss)                                                       $     135,212        $    (151,680)
                                                                          =============        =============

Weighted average number of common shares outstanding                            104,568              103,960
                                                                          =============        =============

Basic and diluted net loss per share from continuing operations           $        (.79)       $        (.67)
                                                                          =============        =============

Basic and diluted net earnings (loss) per share                           $        1.29        $       (1.46)
                                                                          =============        =============

Dividends per share                                                       $         .60        $         .84
                                                                          =============        =============


                See Notes to Consolidated Financial Statements

                               H&R BLOCK, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       UNAUDITED, AMOUNTS IN THOUSANDS



                                                                                         NINE MONTHS ENDED
                                                                                         -----------------
                                                                                            JANUARY 31,
                                                                                            -----------
                                                                                      1998              1997
                                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                         $      135,212    $     (151,680)
    Adjustments to reconcile net earnings (loss) to net cash
          used in operating activities:
       Depreciation and amortization                                                    34,637            22,085
       Net gain on sale of discontinued operations                                    (231,867)                -
       Other noncurrent liabilities                                                      2,480             4,080
       Changes in:
          Receivables                                                                   82,717          (363,411)
          Prepaid expenses and other current assets                                    (44,304)          (52,441)
          Net assets of discontinued operations                                         13,665            80,867
          Accounts payable, accrued expenses and deposits                              (64,385)           40,829
          Accrued salaries, wages and payroll taxes                                    (65,796)          (55,633)
          Accrued taxes on earnings                                                   (123,339)          (77,603)
                                                                                --------------    --------------
    NET CASH USED IN OPERATING ACTIVITIES                                             (260,980)         (552,907)
                                                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                                (133,774)          (28,089)
    Maturities of marketable securities                                                202,473            17,488
    Purchases of property and equipment                                                (30,633)          (33,231)
    Excess of cost over fair value of net tangible assets acquired,
       net of cash acquired                                                           (237,786)          (19,294)
    Other, net                                                                         (14,283)           (9,163)
                                                                                --------------    --------------
    NET CASH USED IN INVESTING ACTIVITIES                                             (214,003)          (72,289)
                                                                                --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of notes payable                                                     (8,499,105)       (3,147,413)
    Proceeds from issuance of notes payable                                          8,405,163         3,535,782
    Proceeds from issuance of long-term debt                                           249,663                 -
    Dividends paid                                                                     (62,676)          (87,180)
    Proceeds from stock options exercised                                               32,416             2,821
                                                                                --------------    --------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                          125,461           304,010
                                                                                --------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (349,522)         (321,186)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                   457,079           405,019
                                                                                --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                  $      107,557    $       83,833
                                                                                ==============    ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Income taxes paid                                                           $       58,746    $       18,695
    Interest paid                                                                       35,492             6,989

                See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Unaudited, dollars in thousands, except share data

  1. The Consolidated Balance Sheet as of January 31, 1998, the Consolidated Statements of Operations for the three and nine months ended January 31, 1998 and 1997, and the Consolidated Statements of Cash Flows for the nine months ended January 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1998 and for all periods presented have been made.

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

  2. On January 31, 1998, the Company completed the sale of its 80.1% interest in CompuServe Corporation (CompuServe) to a subsidiary of WorldCom, Inc. (WorldCom). The Company recorded a $231.9 million gain, net of taxes, on the transaction. The sale was structured as a stock-for-stock transaction in which the Company received 30.1 million shares of WorldCom stock in exchange for its 80.1% ownership interest (74.2 million shares) in CompuServe stock. The Company completed the transaction through its receipt of $1.03 billion in net proceeds from the monetization of 100% of its WorldCom stock in a block trade on February 2, 1998. As a part of the CompuServe transaction, the Company has agreed to indemnify WorldCom and CompuServe against 80.1% of any losses and expenses incurred by them with respect to litigation and claims brought against CompuServe, any of its current or former officers, directors, employees, agents or underwriters relating to CompuServe's initial public offering in April 1996, as discussed below. The 30.1 million shares of WorldCom stock valued at $1.03 billion that the Company received in the stock-for-stock transaction was treated as a noncash investing activity in the Consolidated Statement of Cash Flows for the nine months ended January 31, 1998.

     The consolidated financial statements have been reclassified to reflect the Company's Computer Services segment as discontinued operations. Revenues from Computer Services for the nine months ended January 31, 1998 and 1997 were $628.2 million and $634.0 million, respectively, and were $217.1 million and $211.0 million, respectively, for the three months ended January 31, 1998 and 1997.

  3. On June 17, 1997, the Company completed the purchase of Option One
     Mortgage Corporation (Option One). The cash purchase price was $218.1 million, consisting of $28.1 million in adjusted stockholder's equity and a premium of $190 million. In addition, the Company made cash payments of $456 million to Option One's former parent to eliminate intercompany loans made to Option One to finance its mortgage loan operations. The $456 million payment was recorded as an intercompany loan and was repaid to the Company by the end of June 1997 after Option One sold the loans to a third party in the ordinary course of business. The acquisition was accounted for as a purchase and, accordingly, Option One's results are included since the date of acquisition. The fair value of tangible assets acquired, including cash, and liabilities assumed was $683.8 million and $463.9 million, respectively. Liabilities assumed were treated as a noncash investing activity in the Consolidated Statement of Cash Flows for the nine months ended January 31, 1998. The excess of cost over fair value of net tangible assets acquired was $183.1 million and is being amortized on a straight-line basis over 15 years. The acquisition was financed with the issuance of $250 million in Senior Notes during the second quarter of fiscal 1998, discussed below.

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




                                                                   Nine months ended
                                                                   -----------------
                                                                      January 31,
                                                                      -----------
                                                                1998              1997
                                                                ----              ----
     Revenues                                                $   338,171       $   282,879
     Net earnings (loss)                                         131,195          (152,822)
     Basic and diluted net earnings (loss) per share                1.25             (1.47)


4. Receivables consist of the following:


                                                             January 31,        April 30,
                                                             -----------        ---------
                                                                1998              1997
                                                                ----              ----
                                                                                (Audited)
     Credit card loans                                       $   217,858       $   247,889
     Mortgage loans held for sale                                324,664           107,115
     Participations in refund anticipation loans                 116,860            26,308
     Other                                                       137,936            56,273
                                                             -----------       -----------
                                                                 797,318           437,585
     Allowance for doubtful accounts                              18,149            30,144
                                                             -----------       -----------
                                                             $   779,169       $   407,441
                                                             ===========       ===========

5. During the nine months ended January 31, 1998, the net unrealized holding gain on available-for-sale securities increased $121 to $1,447.

6. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

7. During the nine months ended January 31, 1998 and 1997, the Company issued 1,025,326 and 69,511 shares, respectively, pursuant to provisions for exercise of stock options under its stock option plans.

8. Product sales consist primarily of gains on sales of mortgage loans and software sales. Gains on loan sales are recognized utilizing the specific identification method at the time of sale. Software sales are recorded at the time of shipment.

9. CompuServe, certain current and former officers and directors of CompuServe and the registrant have been named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio. All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit also alleges certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits is unspecified, but includes pleas for rescission and damages. One Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits are both subject to pending motions to dismiss filed on behalf of the defendants, and they have been consolidated. The four state court lawsuits also allege violations of various state statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. The state lawsuits have been consolidated for discovery. As a part of the sale of its interest in CompuServe, the Company has agreed to indemnify WorldCom and CompuServe against 80.1% of any losses and expenses incurred by them with respect to these lawsuits. The defendants are vigorously defending these lawsuits.

10. Summarized financial information for Block Financial Corporation, an indirect, wholly owned subsidiary of the Company, is presented below.



                                                            January 31,        April 30,
                                                            -----------        ---------
                                                               1998              1997
                                                               ----              ----
     Condensed balance sheets:                                                 (Audited)
         Cash and cash equivalents                       $       25,741    $         3,425
         Finance receivables, net                               700,735            380,206
         Other assets                                           317,316             34,657
                                                         --------------    ---------------
          Total assets                                   $    1,043,792    $       418,288
                                                         ==============    ===============

         Commercial paper                                $      627,729    $       269,619
         Other liabilities                                       44,904             26,867
         Long-term debt                                         249,663                  -
         Stockholder's equity                                   121,496            121,802
                                                         --------------    ---------------
          Total liabilities and stockholder's equity     $    1,043,792    $       418,288
                                                         ==============    ===============


                                                   Three months ended                      Nine months ended
                                                   ------------------                      -----------------
                                                       January 31,                            January 31,
                                                       -----------                            -----------
                                                  1998              1997                 1998            1997
                                                  ----              ----                 ----            ----
     Condensed statements
       of operations:
         Revenues                              $ 69,700          $ 32,732            $ 144,060         $ 50,940
         Earnings (loss) from operations          3,737             7,795                 (467)           4,683
         Net earnings (loss)                      2,291             4,711                 (297)           2,826

11. On October 21, 1997, the Company, through a subsidiary, issued $250,000 of 6 3/4% Senior Notes due 2004. The Senior Notes are not redeemable prior to maturity. The net proceeds of this transaction were used to repay short-term borrowings which initially funded the acquisition of Option One, as discussed above.

12. As a part of its interest rate risk management strategy, the Company hedged its interest rate risk related to its fixed rate mortgage portfolio during the nine months ended January 31, 1998 by selling short treasury securities and utilizing forward commitments. With its agreement, the Company sells short treasury securities under an open repurchase agreement that can be adjusted at any time by either party. The position on certain or all of the fixed rate mortgages is closed when the Company enters into a forward commitment to sell those mortgages. Deferred losses on the treasury securities hedging instrument amounted to $73 at January 31, 1998. The contract value and the market value of this hedging instrument at January 31, 1998 was $20,865 and $20,897, respectively. The contract value and market value of the forward commitment at January 31, 1998 was $95,000 and $94,145, respectively.

13. The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) issued by the Financial Accounting Standards Board in February 1997, which is effective for periods ending after December 15, 1997. SFAS 128, which simplifies the standards for computing and presenting earnings per share, replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Accordingly, earnings per share as previously reported have been restated, as necessary, to conform to the new standard. As presented herein, both basic earnings per share and diluted earnings per share are computed using the weighted average number of shares outstanding. Diluted earnings per share excludes the impact of common stock options and convertible preferred stock options outstanding of 6,052,434 shares, and the conversion of all shares of preferred stock to common stock of 1,657,332 shares, as they are antidilutive. The weighted average shares outstanding for the nine months ended January 31, 1998 increased to 104,568,000 from 103,960,000 last year, mainly due to stock option exercises.

14. In the third quarter of fiscal 1998, the Company elected the early adoption of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires that a company report financial and descriptive information about its reportable operating segments, defined as those components of an enterprise about which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Management analyzes its business according to differences in types of services and geographic locations and the reportable operating segments have been determined accordingly. The reportable operating segments are discussed below.

15. The principal business activity of the Company is providing financial services to the general public and business community. Management has determined the reportable segments identified below according to differences in types of services, geographic locations and how operational decisions are made. Geographical information is presented within the segment data below. All foreign countries in which the Company operates, which are individually immaterial, are included in International Tax Services. Included below are the revenues, operating earnings (loss) and identifiable assets of each segment that are used by management to evaluate the segment's results. The Company operates in the following reportable segments:

     Tax Services: This segment is primarily engaged in providing tax return preparation, filing, and related services to the general public in the United States. Tax-related service revenue includes fees from company-owned tax offices and royalties from franchised offices. This segment also purchases participation interests in refund anticipation loans made by a third party lending institution which are offered to tax clients, and provides tax preparation software to the general public. Revenues of this segment are seasonal in nature.

     International Tax Services: This segment is primarily engaged in providing tax return preparation, filing, and related services to the general public in Canada, Australia and the United Kingdom. In addition, International Tax Services has franchise offices in eight countries. Tax-related service revenue includes fees from company-owned tax offices and royalties from franchised offices. Revenues of this segment are seasonal in nature.

     Mortgage Operations: This segment is engaged in the origination, purchase, servicing, securitization and sale of nonconforming mortgage loans in the United States. Mortgage origination services are offered through a network of mortgage brokers in 46 states and through H&R Block tax offices in 19 states.

     Credit Card Operations: This segment operates in the United States and sponsors credit card loans under a co-branded agreement and, through an Internet site and an online service provider, allows cardholders access to account transactions and payment detail through an online lookup feature.

     Identifiable Assets: Identifiable assets are those assets, including the excess of cost over fair value of net tangible assets acquired, associated with each reportable segment. The remaining assets are classified as corporate assets and consist primarily of cash, marketable securities and corporate equipment.

       Information concerning the Company's operations by reportable operating segments for the nine months ended January 31, 1998 and 1997, and the three months ended January 31, 1998 and 1997 is as follows:

                                                      Nine Months Ended                Three Months Ended
                                                      -----------------                ------------------
                                                         January 31,                       January 31,
                                                         -----------                       -----------
                                                  1998              1997              1998              1997
                                                  ----              ----              ----              ----
       REVENUES:
           U.S. tax services                $       184,894   $      163,461     $      154,637    $      135,135
           International tax services                24,221           24,891              7,371             8,359
           Mortgage operations                       93,039            6,746             37,522             4,845
           Credit card operations                    28,956           22,929             10,053             8,200
           Unallocated corporate                        944              331                251                97
           Inter-segment sales                       (1,169)          (1,499)            (1,151)           (1,499)
                                            ---------------   --------------     --------------    --------------
                                            $       330,885   $      216,859     $      208,683    $      155,137
                                            ===============   ==============     ==============    ==============

       OPERATING EARNINGS:
           U.S. tax services                $      (122,291)  $     (101,645)    $      (18,703)   $      (16,071)
           International tax services               (13,174)         (10,237)            (6,925)           (5,767)
           Mortgage operations                       19,756            2,737              7,681             2,480
           Credit card operations                   (11,964)          (3,650)            (4,223)           (1,295)
           Unallocated corporate                    (15,310)          (6,857)            (7,092)           (2,422)
           Investment income, net                     9,490            6,863              1,107               657
                                            ---------------   --------------     --------------    --------------
       Earnings from continuing
          operations before
          income taxes                      $      (133,493)  $     (112,789)    $      (28,155)   $      (22,418)
                                            ===============   ==============     ==============    ==============


                                                                 January 31,        April 30,
                                                                 -----------        ---------
                                                                    1998              1997
                                                                    ----              ----
       IDENTIFIABLE ASSETS:
           U.S. tax services                                  $      401,172     $      209,047
           International tax services                                 43,825             39,145
           Mortgage operations                                       642,311            125,734
           Credit card operations                                    220,150            253,052
                                                              --------------     --------------
               Total assets from reportable segments               1,307,458            626,978
           Unallocated corporate                                   1,159,061            557,936
           Net assets of discontinued operations                           -            522,144
                                                              --------------     --------------
                                                              $    2,466,519     $    1,707,058
                                                              ==============     ==============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 4, respectively.

Working capital increased to $951.2 million at January 31, 1998 from $811.1 million at April 30, 1997. The working capital ratio at January 31, 1998 is 1.9 to 1, compared to 2.2 to 1 at April 30, 1997. The increase in working capital and the decrease in the working capital ratio is primarily due to the following:
(1) working capital was increased by approximately $231.9 million due to the sale of CompuServe Corporation (CompuServe); and (2) the seasonal nature of the Company's U.S. Tax Services segment. Tax return preparation occurs almost entirely in the fourth quarter and has the effect of increasing certain assets and liabilities during this time.

The Company maintains seasonal lines of credit to support short-term borrowing facilities in the United States and Canada. During the months of January through April, the Company's Canadian Tax Services regularly incurs short-term borrowings to purchase refunds due its clients from Revenue Canada.

The Company, through a subsidiary, incurs short-term borrowings throughout the year to fund receivables associated with its credit card, nonconforming mortgage loan and other financial service programs. During January through April, short-term borrowings will be used to purchase a 40 percent participating interest in certain Refund Anticipation Loans through a ten-year agreement with Beneficial National Bank. There is a $1.8 billion back-up credit facility to support various financial activities through November 1998, subject to renewal.

On October 21, 1997, the Company, through a subsidiary, issued $250 million of 6 3/4% Senior Notes due 2004. The Senior Notes are not redeemable prior to maturity. The net proceeds of this transaction were used to repay short-term borrowings which initially funded the acquisition of Option One Mortgage Corporation (Option One), described below.

The Company's capital expenditures, excluding the acquisition of Option One, and dividend payments during the first nine months were funded primarily through internally-generated funds and, to a lesser extent, short-term borrowings.

Using internally-generated funds, the Company paid CompuServe $67.1 million in September for the tax benefits derived by the Company from CompuServe's operating losses in the 1996 calendar year. Such payment was made in accordance with the Tax Sharing Agreement between the Company and CompuServe.

At January 31, 1998, short-term borrowings used to fund credit cards, mortgage loans, other programs and operations increased to $631.8 million compared to $269.6 million at April 30, 1997, due mainly to the funding of mortgage operations. For the nine months ended January 31, 1998 and 1997, interest expense was $37.3 million and $6.9 million, respectively. The increase in interest expense is primarily attributable to the funding of mortgage operations with short-term borrowings and the long-term debt used to acquire Option One.

On January 31, 1998, the Company finalized the sale of CompuServe and received
30.1 million shares of WorldCom, Inc. (WorldCom) stock. The transaction was completed with the receipt of $1.03 billion in net proceeds from the monetization of the WorldCom stock in a block trade on February 2, 1998. The proceeds will be used to assist the Company in growing its core tax and financial services businesses and to fund the Company's stock repurchase plan discussed below.

The Company announced in December 1993 its intention to repurchase from time to time up to 10 million of its shares on the open market. In July 1996, the Company announced its intention to repurchase up to 10 million additional shares in the open market over a two-year period following the separation of CompuServe. Such authorization is in addition to the 1993 authorization. At January 31, 1998, 4.8 million shares had been repurchased. No shares have been purchased pursuant to these authorizations since December 1995. With the completion of the CompuServe transaction in January 1998, the Company will begin to purchase its shares in accordance with these authorizations, subject to various factors including the price of the stock, availability of excess cash, the ability to maintain financial flexibility, and other investment opportunities available.


RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

On June 17, 1997, the Company completed the purchase of Option One. Option One engages in the origination, purchase, servicing, securitization and sale of nonconforming mortgage loans. Based in Santa Ana, California, Option One has a network of more than 5,000 mortgage brokers in 46 states. The cash purchase price was $218.1 million. In addition, the Company made a cash payment of $456 million to Option One's former parent to eliminate intercompany loans made to Option One to finance its mortgage loan operations. The $456 million payment was recorded as an intercompany loan and was repaid to the Company by the end of June 1997 after Option One sold the mortgage loans to a third party in the ordinary course of business. The acquisition was accounted for as a purchase and, accordingly, Option One's results are included since the date of acquisition.

On January 31, 1998, the Company completed the sale of CompuServe to a subsidiary of WorldCom. The Company recorded a $231.9 million gain, net of taxes, on the transaction. The sale was structured as a stock-for-stock transaction in which the Company received 30.1 million shares of WorldCom stock in exchange for their 80.1% ownership (74.2 million shares) of CompuServe stock. The Company received $1.03 billion in net proceeds from the monetization of WorldCom stock in a block trade on February 2, 1998. The financial summary below has been reclassified to reflect CompuServe as discontinued operations through the date of the sale. CompuServe was previously reported in the Computer Services segment.

FISCAL 1998 COMPARED TO FISCAL 1997

The analysis that follows should be read in conjunction with the table below and the Consolidated Statements of Operations found on pages 2 and 3.


                 THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO
                       THREE MONTHS ENDED JANUARY 31, 1997
                             (AMOUNTS IN THOUSANDS)

                                                        Revenues                         Earnings (loss)
                                            --------------------------------     --------------------------------
                                                  1998              1997              1998              1997
                                                  ----              ----              ----              ----


U.S. tax services                           $       154,637   $      135,135     $      (18,703)   $     (16,071)

International tax services                            7,371            8,359             (6,925)          (5,767)

Mortgage operations                                  37,522            4,845              7,681            2,480

Credit card operations                               10,053            8,200             (4,223)          (1,295)

Unallocated corporate                                   251               97             (7,092)          (2,422)

Investment income, net                                    -                -              1,107              657

Inter-segment sales                                  (1,151)          (1,499)                 -                -
                                            ---------------   --------------     --------------    -------------

                                            $       208,683   $      155,137            (28,155)         (22,418)
                                            ===============   ==============

Income tax benefit                                                                      (10,699)          (8,496)
                                                                                 --------------    -------------

Net loss from continuing operations                                                     (17,456)         (13,922)

Net earnings (loss) from discontinued operations                                            167          (11,404)

Net gain on sale of discontinued operations                                             231,867                -
                                                                                 --------------    -------------

Net earnings (loss)                                                              $      214,578    $     (25,326)
                                                                                 ==============    =============

Consolidated revenues for the three months ended January 31, 1998 increased 34.5% to $208.7 million from $155.1 million reported last year. The increase is primarily due to the revenues from Option One, acquired on June 17, 1997, which are included in the Mortgage Operations segment, and increased revenues from the U.S. Tax Services segment.

The consolidated pretax loss from continuing operations for the third quarter of fiscal 1998 increased 25.6% to $28.2 million from $22.4 million in the third quarter of last year. The increase is primarily attributable to the Credit Card Operations segment, which reported a pretax loss of $4.2 million compared to $1.3 million in the third quarter of last year, and the U.S. Tax Services segment which increased its loss by 16.4%.

The net loss from continuing operations was $17.5 million, or $.17 per share, compared to $13.9 million, or $.13 per share, for the same period last year.

An analysis of operations by segment follows.

U.S. TAX SERVICES

Revenues increased 14.4% to $154.6 million from $135.1 million last year, resulting primarily from higher tax-related service fees that are attributable to an increase in the number of clients served and price increases. During the first month of the U.S. tax filing season, the total number of clients served increased 6.9%. Software sales also contributed $4.8 million to the increase due to an increase in the number of units shipped over the prior year.

The pretax loss increased 16.4% to $18.7 million from $16.1 million in the third quarter of last year. The increase is due to a decrease in the number of Refund Anticipation Loan (RAL) participations that is partially attributable to the delayed start of the electronic filing season. Additionally, inflationary increases and the number of new tax offices opened this year contributed to the increased loss. Due to the nature of this segment's business, the results for the first month of the tax filing season are not indicative of the expected results for the entire tax season.

INTERNATIONAL TAX SERVICES

Revenues decreased 11.8% to $7.4 million from $8.4 million in the prior year. The decrease is mainly due to lower levels of discounted tax returns in Canada, resulting from the provinces' continued elimination of tax credits, and a slower start of the tax season due to the later distribution of wage slips which enable tax payers to file their forms.

The pretax loss increased 20.1% to $6.9 million from $5.8 million in the same period last year. The increase is attributable to investments made to open 27 new offices in the United Kingdom and 33 new offices in Australia. Due to the nature of this segment's business, the results for the quarter are not indicative of the expected results for the entire fiscal year.

MORTGAGE OPERATIONS

Revenues increased 674.4% to $37.5 million from $4.8 million in the same period last year. Pretax earnings increased 209.7% to $7.7 million from $2.5 million in the prior year. The increase is primarily related to Option One which contributed revenues of $33.1 million, including gains totaling $19.0 million on whole-loan sales of $466.0 million during the quarter, and earnings of $8.7 million. These increases were partially off-set by the $3.0 million gain on the mortgage loan securitization that was recorded in January 1997.

CREDIT CARD OPERATIONS

Revenues increased 22.6% to $10.1 million from $8.2 million in the third quarter last year due to growth in average revolving credit card balances of 7.4% over the third quarter of fiscal 1997.

The pretax loss increased 226.1% to $4.2 million from $1.3 million last year. The increase is attributable to the write-off of $2.2 million in deferred subscriber acquisition costs and a $1.6 million increase in bad debt expense due to a deterioration in the quality of the credit card portfolio.

INVESTMENT INCOME, NET

Net investment income increased 68.5% to $1.1 million from $657 thousand last year. The increase resulted from more funds available for investment.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the third quarter increased 192.8% to $7.1 million from $2.4 million in the comparable period last year. The increase resulted mainly from interest expense of $4.4 million associated with the acquisition of Option One incurred during the quarter and higher consultant fees.

         THREE MONTHS ENDED JANUARY 31, 1998 (THIRD QUARTER) COMPARED TO
              THREE MONTHS ENDED OCTOBER 31, 1997 (SECOND QUARTER)
                             (AMOUNTS IN THOUSANDS)

                                                        Revenues                          Earnings (loss)
                                            --------------------------------     --------------------------------
                                                 3rd Qtr           2nd Qtr           3rd Qtr           2nd Qtr
                                                 -------           -------           -------           -------


U.S. tax services                           $       154,637   $       18,306     $      (18,703)   $     (54,075)

International tax services                            7,371           13,470             (6,925)          (1,125)

Mortgage operations                                  37,522           41,309              7,681           10,984

Credit card operations                               10,053            9,597             (4,223)          (4,684)

Unallocated corporate                                   251              310             (7,092)          (4,122)

Investment income, net                                    -                -              1,107            3,193

Inter-segment sales                                  (1,151)               -                  -                -
                                            ---------------   --------------     --------------    -------------

                                            $       208,683   $       82,992            (28,155)         (49,829)
                                            ===============   ==============

Income tax benefit                                                                      (10,699)         (19,380)
                                                                                 --------------    -------------

Net loss from continuing operations                                                     (17,456)         (30,449)

Net earnings (loss) from discontinued operations                                            167          (10,782)

Net gain from sale of discontinued operations                                           231,867                -
                                                                                 --------------    -------------

Net earnings (loss)                                                              $      214,578    $     (41,231)
                                                                                 ==============    =============


Consolidated revenues for the three months ended January 31, 1998 increased 151.4% to $208.7 million from $83.0 million in the second quarter of fiscal 1998. The increase is primarily due to revenues from the U.S. Tax Services segment related to the beginning of the U.S. tax filing season.

The consolidated pretax loss from continuing operations for the third quarter of fiscal 1998 decreased 43.5% to $28.2 million from $49.8 million in the second quarter of this year. The decrease is attributable to the U.S. Tax Services segment, which incurred a pretax loss of $18.7 million compared to a pretax loss of $54.1 million in the second quarter of fiscal 1998.

The net loss from continuing operations was $17.5 million, or $.17 per share, compared to $30.4 million, or $.29 per share, for the second quarter.

An analysis of operations by segment follows.

U.S. TAX SERVICES

Revenues increased 744.7% to $154.6 million from $18.3 million in the second quarter. The pretax loss decreased 65.4% to $18.7 million from $54.1 million in the three months ended October 31, 1997. The improved results are due to the onset of the tax filing season in the U.S.

INTERNATIONAL TAX SERVICES

Revenues decreased 45.3% to $7.4 million from $13.5 million in the second quarter. The pretax loss increased 515.6% to $6.9 million from $1.1 million in the second quarter. The decreased results are due to the timing of the tax filing seasons in Australia and Canada. The Australian tax season ends in October while the Canadian tax season begins in late January.

MORTGAGE OPERATIONS

Revenues decreased 9.2% to $37.5 million from $41.3 million in the second quarter. Pretax earnings decreased 30.1% to $7.7 million from $11.0 million in the second quarter. These decreases resulted from the timing of loan sales and prices received for loans sold during the third quarter as compared to the second quarter.

CREDIT CARD OPERATIONS

Revenues increased 4.8% to $10.1 million from $9.6 million due to larger revolving credit card balances.

The pretax loss decreased 9.8% to $4.2 million from $4.7 million in the three months ended October 31, 1997. The decrease is primarily attributable to reduced losses related to online services due to the downsizing of these operations and the write-off of capitalized software costs related to software which was being developed to provide a variety of online services to these and similar customers during the second quarter. These decreases were partially offset by the write-off of deferred subscriber acquisition costs related to the credit card portfolio in the third quarter.

INVESTMENT INCOME, NET

Net investment income decreased 65.3% to $1.1 million from $3.2 million in the three months ended October 31, 1997. The decrease resulted from less funds available for investment.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the third quarter increased 72.1% to $7.1 million from $4.1 million in the second quarter. The increase resulted mainly from increased interest expense from the acquisition of Option One and increased charitable contributions and consultant fees.

              NINE MONTHS ENDED JANUARY 31, 1998 (FYTD) COMPARED TO
                    NINE MONTHS ENDED JANUARY 31, 1997 (FYTD)
                             (AMOUNTS IN THOUSANDS)

                                                         Revenues                            Earnings (loss)
                                            --------------------------------     --------------------------------
                                                     1998              1997              1998              1997
                                                     ----              ----              ----              ----


U.S. tax services                           $       184,894   $      163,461     $     (122,291)   $    (101,645)

International tax services                           24,221           24,891            (13,174)         (10,237)

Mortgage operations                                  93,039            6,746             19,756            2,737

Credit card operations                               28,956           22,929            (11,964)          (3,650)

Unallocated corporate                                   944              331            (15,310)          (6,857)

Investment income, net                                    -                -              9,490            6,863

Intersegment sales                                   (1,169)          (1,499)                 -                -
                                            ---------------   --------------     --------------    -------------

                                            $       330,885   $      216,859           (133,493)        (112,789)
                                            ===============   ==============

Income tax benefit                                                                      (50,727)         (42,747)
                                                                                 --------------    -------------

Net loss from continuing operations                                                     (82,766)         (70,042)

Net loss from discontinued operations                                                   (13,889)         (81,638)

Net gain on sale of discontinued operations                                             231,867                -
                                                                                 --------------    -------------

Net earnings (loss)                                                              $      135,212    $    (151,680)
                                                                                 ==============    =============



Consolidated revenues for the nine months ended January 31, 1998 increased 52.6% to $330.9 million from $216.9 million reported last year. The increase is primarily due to the revenues of the Company's Mortgage Operations segment this year of $93.0 million, which include revenues of Option One, acquired on June 17, 1997, and increased revenues from the U.S. Tax Services segment.

The consolidated pretax loss from continuing operations increased 18.4% to $133.5 million from $112.8 million in the comparable period last year. The increase is primarily attributable to the U.S. Tax Services segment which increased its loss to $122.3 million from $101.6 million in the prior year.

The net loss from continuing operations was $82.8 million, or $.79 per share, compared to $70.0 million, or $.67 per share, for the same period last year.

An analysis of operations by segment follows.

U.S. TAX SERVICES

Revenues increased 13.1% to $184.9 million from $163.5 million last year, resulting primarily from higher tax-related service fees that are attributable to a 6.9% increase in clients served and price increases. Software sales also contributed $3.8 million to the increase. These increases were somewhat reduced by lower revenues related to RAL participations.

The pretax loss increased 20.3% to $122.3 million from $101.6 million last year due to inflationary increases and the number of new tax offices opened this year. In addition, costs increased due to improvements made to the client services and technology systems and an increase in the return allowance for retail software sales. Due to the seasonality of this segment's business, the first nine months operating results are not indicative of expected results for the entire fiscal year.

INTERNATIONAL TAX SERVICES

Revenues decreased 2.7% to $24.2 million from $24.9 million reported last year, primarily attributable to a weakening of Canadian and Australian dollars relative to the U.S. dollar.

The pretax loss increased 28.7% to $13.2 million from $10.2 million in the comparable period last year. The increased loss is mainly due to fewer discounted returns in Canada during January and investments made to open new offices in the United Kingdom and Australia. Due to the seasonality of this segment's business, the first nine months operating results are not indicative of expected results for the entire fiscal year.

MORTGAGE OPERATIONS

Revenues increased $86.3 million to $93.0 million from $6.7 million in the same period last year. Mortgage Operations reported earnings of $19.8 million, a 621.8% increase from earnings of $2.7 million in the prior year. These increases are primarily related to Option One which contributed revenues of $79.9 million this year, including gains totaling $44.1 million on whole-loan sales and earnings of $21.6 million.

CREDIT CARD OPERATIONS

Revenues increased 26.3% to $29.0 million from $22.9 million in the prior year. The increase is a result of higher average revolving credit card balances over the prior nine-month period.

The pretax loss increased 227.8% to $12.0 million from $3.7 million in the comparable period last year. The greater loss is attributable to increased bad debt, the write-off of deferred subscriber acquisition costs of $2.2 million and capitalized software costs of $1.6 million related to software which was being developed to provide a variety of online services to these and similar customers.

INVESTMENT INCOME, NET

Net investment income increased 38.3% to $9.5 million from $6.9 million last year. The increase resulted from more funds available for investment.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the first nine months increased 123.3% to $15.3 million from $6.9 million in the comparable period last year. The increase resulted mainly from interest expense of $9.3 million related to the acquisition of Option One. These expenses were partially offset by a decrease in expenses related to the planned spin-off of the Company's remaining investment in CompuServe.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The lawsuits discussed herein were reported in the Form 10-Q for each of the first and second quarters of fiscal 1998. CompuServe, certain current and former officers and directors of CompuServe and the registrant have been named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio. All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit also alleges certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits is unspecified, but includes pleas for rescission and damages. One Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits are both subject to pending motions to dismiss filed on behalf of the defendants, and they have been consolidated. The four state court lawsuits also allege violations of various state statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. The state lawsuits have been consolidated for discovery. As a part of the sale of its interest in CompuServe, the Company has agreed to indemnify WorldCom and CompuServe against 80.1% of any losses and expenses incurred by them with respect to these lawsuits. The defendants are vigorously defending these lawsuits.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)       Exhibits

         10(a) Amendment No. 10 to the H&R Block Deferred Compensation Plan for Executives.

         10(b) Amendment No. 6 to the H&R Block Supplemental Deferred Compensation Plan for Executives.

         10(c) Amendment No. 5 to the H&R Block Deferred Compensation Plan for Directors.

         (27)        Financial Data Schedule.

b)        Reports on Form 8-K

          A Form 8-K, Current Report, dated November 10, 1997, was filed by the registrant reporting as an "Other Event" the decision by the U.S. Department of Justice to permit the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 to expire in connection with the merger of CompuServe Corporation with and into WAC Acquisition Company, L.L.C., a wholly owned subsidiary of WorldCom, Inc. The press release related to the decision was included as an exhibit to the Form 8-K. No financial statements were filed as a part of the Form 8-K.

          Except for the aforementioned Form 8-K, the registrant did not file any reports on Form 8-K during the third quarter of fiscal year 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          H&R BLOCK, INC.
                                -----------------------------------
                                           (Registrant)



DATE 3/16/98                BY     /s/ Ozzie Wenich
     -------                    -----------------------------------
                                   Ozzie Wenich
                                   Senior Vice President and
                                   Chief Financial Officer



DATE 3/16/98                BY     /s/ Patrick D. Petrie
     -------                    -----------------------------------
                                   Patrick D. Petrie
                                   Vice President and Corporate Controller