Form 10-K
period 1998-04-30
H&R BLOCK INC
filed 1998-07-29
CIK 12659

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED: APRIL 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from      to
                                       -----  -----

                         Commission File Number: 1-6089

                                 H&R BLOCK, INC.
             (Exact name of registrant as specified in its charter)

                    Missouri                                 44-0607856
          (State or other jurisdiction of              (I.R.S. Employer Identi-
          incorporation or organization)               fication Number)

          4400 Main Street, Kansas City, Missouri           64111
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on June 1, 1998, was $4,422,545,501.23

Number of shares of registrant's Common Stock, without par value, outstanding on June 1, 1998: 106,515,380.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of the registrant's annual report to security holders for the fiscal year ended April 30, 1998, are incorporated herein by reference in response to Part I, Item 1, and Part II, Items 5 through 7 and Item 8, and certain specified portions of the registrant's definitive proxy statement filed within 120 days after April 30, 1998, are incorporated herein by reference in response to Part III, Items 10 through 13, inclusive.

                                     PART I

ITEM 1.    BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

         H&R Block, Inc. is a corporation that was organized in 1955 under the laws of the State of Missouri (the "Company"). It is the parent corporation in a two-tier holding company structure following a 1993 corporate restructuring. The second-tier holding company is H&R Block Group, Inc., a Delaware corporation and the direct or indirect owner of the operating subsidiaries that provide tax and financial services to the general public principally in the United States, but also in Canada, Australia, the United Kingdom and other foreign countries. Approximately 86% of the consolidated revenues of the Company are generated by subsidiaries involved in tax return preparation, electronic filing of income tax returns and other tax-related services. The Company's subsidiaries also purchase participation interests in refund anticipation loans made by a third-party lender, originate, purchase, service, sell and securitize mortgages, and offer personal productivity software and credit card loans.

         Developments during fiscal year 1998 within U.S. Tax Operations, International Tax Operations, Mortgage Operations and Credit Card Operations are described in the section below entitled "Description of Business."

         On January 31, 1998, H&R Block Group, Inc. ("Group") completed the sale of its 80.1% interest in CompuServe Corporation ("CompuServe") to a subsidiary of WorldCom, Inc. ("WorldCom"). The sale was structured as a stock-for-stock transaction in which Group received 30,108,610 shares of WorldCom common stock in exchange for its 74,200,000 shares of CompuServe common stock. Group monetized 100% of its WorldCom stock through a block trade on February 2, 1998, and generated $1,032,699,000 in net proceeds from such monetization. Group's ownership of CompuServe stock had been reduced from 100% to approximately 80.1% as a result of CompuServe's initial public offering of its common stock in April 1996. Pursuant to the April 1996 offering, CompuServe sold 18,400,000 shares of its common stock to the public at $30.00 per share. The Company did not recognize a gain on the initial public offering. Additional paid-in capital was increased by the change in the Company's proportionate share of CompuServe's equity as a result of the initial public offering.

         On June 17, 1997, Block Financial Corporation ("BFC"), a direct subsidiary of Group, purchased all of the stock of Option One Mortgage Corporation ("Option One") from Fleet Financial Group, Inc. ("Fleet"). Option One, with a network of more than 5,000 mortgage brokers in 46 states, engages in the origination, purchase, servicing, securitization and sale of nonconforming mortgage loans. The cash purchase price was $218.1 million in cash, consisting of $28.1 million in adjusted stockholder's equity and a premium of $190 million. In addition, BFC made a cash payment of $456.2 million to Fleet to eliminate intercompany loans made to Option One to finance Option One's mortgage loan business. The $456.2 million payment was recorded as an intercompany loan from BFC to Option One and was repaid by Option One by the end of June 1997 after Option One sold mortgage loans to a third-party in the ordinary course of business. The acquisition was accounted for as a purchase and was ultimately financed with the issuance of $250 million in Senior Notes during the second quarter of fiscal year 1998.

         During the fiscal year ended April 30, 1998, the Company was not involved in any bankruptcy, receivership or similar proceedings or any material reclassifications, mergers or consolidations, and the Company did not acquire or dispose of any material amount of assets during such year otherwise than in the ordinary course of business or in connection with the CompuServe and Option One transactions.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The information required by Item 101(b) of Regulation S-K relating to financial information about industry segments is contained in the Notes to Consolidated Financial Statements in the Company's annual report to security holders for the fiscal year ended April 30, 1998, and is hereby incorporated herein by reference.

NUMBER OF EMPLOYEES

         The Company, including its direct and indirect wholly owned subsidiaries, has approximately 2,600 regular full-time employees. The highest number of persons employed by the Company during the fiscal year ended April 30, 1998, including seasonal employees, was approximately 83,500.

DESCRIPTION OF BUSINESS

U.S. TAX OPERATIONS

         Generally. This reportable operating segment provides to the general public in the United States income tax return preparation services, electronic filing services and other services related to income tax return preparation, purchases participation interests in refund anticipation loans made to tax clients by a third-party lending institution, and sells to the general public tax return preparation software and other personal productivity computer software.

         Tax Operations. The income tax return preparation and related services business is the original core business of the Company. These services are provided to the public in the United States through a system of offices operated by H&R Block Tax Services, Inc. and its subsidiaries (collectively, "Tax Services") or by others to whom Tax Services has granted franchises. Tax Services and its franchisees (collectively referred to herein as "H&R Block") provide to the general public income tax return preparation services, electronic filing services and other services relating to income tax return preparation. For U.S. returns, H&R Block offers a refund anticipation loan service and an electronic refund service in conjunction with its electronic filing service. H&R Block also markets its knowledge of how to prepare income tax returns through its income tax training schools.

         Taxpayers Served. H&R Block served approximately 15,835,000 taxpayers in the United States during fiscal year 1998, an increase from the 15,625,000 taxpayers served in fiscal year 1997. "Taxpayers served" includes taxpayers for whom H&R Block prepared income tax returns as well as taxpayers for whom Block provided only electronic filing services.

         Tax Return Preparation. During the 1998 income tax filing season (January 2 through April 30), H&R Block offices in the United States prepared approximately 14,838,000 individual income tax returns, compared to the preparation of 14,302,000 such returns in fiscal year 1997 and 13,360,000 such returns in fiscal year 1996. These returns constituted about 13.1% of an IRS estimate of total individual income tax returns filed during fiscal year 1998. The following table shows the approximate number of income tax returns prepared at H&R Block offices during the last five tax filing seasons:

                                        Tax Season Ended April 30
                                              (in thousands)

                               1994       1995         1996       1997     1998
                               ----       ----         ----       ----     ----

         Returns Prepared     13,036     12,918      13,360      14,302   14,838

         During the tax season, most H&R Block offices are open from 9:00 a.m. to 9:00 p.m. weekdays and from 9:00 a.m. to 5:00 p.m. Saturdays and Sundays. Office hours are often extended during peak periods. Most tax preparation business is transacted on a cash basis. The procedures of Tax Services have been developed so that a tax return is prepared on a computer in the presence of the customer, in most instances in less than one hour, on the basis of information furnished by the customer. Pursuant to the one-stop service offered at Company-owned offices beginning in 1997, the return is reviewed for accuracy and presented to the customer for signature and filing during his or her initial visit to the office.

         H&R Block Premium. In addition to its regular offices, H&R Block offers tax return preparation services at H&R Block Premium offices in the United States. Appealing to taxpayers with more complicated returns, H&R Block Premium stresses the convenience of appointments, year-round tax service from the same preparer and private office interviews. The number of H&R Block Premium offices increased from 581 in fiscal year 1997 to 598 in 1998. In fiscal 1998, the number of H&R Block Premium clients decreased to approximately 647,000, compared to approximately 666,000 in 1997. The Company plans to expand the H&R Block Premium segment of its tax return preparation business.

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

         An eligible electronic filing customer may also apply for a refund anticipation loan ("RAL") at an H&R Block office. Under the 1998 RAL program, Tax Services' electronic filing customers who meet certain eligibility criteria are offered the opportunity to apply for loans from Beneficial National Bank in amounts based upon the customers' anticipated Federal income tax refunds. Income tax return information is simultaneously transmitted by H&R Block to the IRS and the lending bank. Within a few days after the date of filing, a check in the amount of the loan, less the bank's transaction fee and H&R Block's tax return preparation fee (and, where applicable, electronic filing fee), is received by the RAL customer. The IRS then directly deposits the participating customer's actual Federal income tax refund into a designated account at the bank in order for the loan to be repaid.

         H&R Block also offers an electronic refund service pursuant to which an eligible electronic filing service customer's income tax refund is directly deposited into a bank account at a bank (Tax Services used Mellon Bank, N.A. in 1998) within approximately three weeks after the tax return is electronically filed, and a check is thereafter issued to the taxpayer in the amount of the refund, less the bank's transaction fee and H&R Block's tax return preparation fee (and, where applicable, electronic filing fee).

         H&R Block filed approximately 9,423,000 U.S. tax returns electronically in fiscal 1998, compared to 7,279,000 in fiscal 1997 and 6,298,000 in fiscal 1996. Approximately 2,420,000 refund anticipation loans were processed in fiscal 1998 by H&R Block, compared to 2,573,000 in fiscal 1997 and 2,361,000 in fiscal 1996. Approximately 1,855,000 electronic refunds were processed in fiscal 1998 by H&R Block, compared to 1,871,300 in fiscal 1997 and 1,283,000 in fiscal 1996. Tax Services eliminated the electronic filing charge associated with non-bank services in approximately 70% of its offices in fiscal year 1998, thus encouraging more customers to file their returns electronically.

         In 1998, H&R Block offered a service to transmit state income tax returns electronically to state tax authorities in 35 states and the District of Columbia (compared to 34 states and the District of Columbia in fiscal 1997) and plans to continue to expand this program as more states make this filing alternative available to their taxpayers.

         Income Tax Courses. H&R Block offers to the public income tax return preparation courses that teach taxpayers how to prepare their own income tax returns, as well as provide H&R Block with a source of trained income tax return preparers. During the 1998 fiscal year, 130,884 students enrolled in H&R Block's basic and advanced income tax courses in the United States, compared to 111,428 students during fiscal year 1997 and 108,677 students during fiscal year 1996.

         H&R Block Guarantee and "Peace of Mind" Program. If an H&R Block preparer makes an error in the preparation of a customer's tax return that results in the assessment of any interest or penalties on additional taxes due, while H&R Block does not assume the liability for the additional taxes (except under its "Peace of Mind" Program described below), it guarantees payment of the interest and penalties.

         In addition to H&R Block's standard guarantee to pay penalty and interest attributable to errors made by an H&R Block preparer, under the "Peace of Mind" Program, H&R Block agrees to pay additional taxes owed by the customer (for which liability would not ordinarily accrue) resulting from such errors or from revised interpretations of tax laws by the IRS. The Peace of Mind Program has a per customer cumulative limit of $4,000 ($5,000 at H&R Block Premium offices) in additional taxes paid with respect to the Federal, state and local tax returns prepared by H&R Block for the taxable year covered by the Program.

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

         In fiscal year 1998, H&R Block also operated 711 offices in department stores in the United States, including 707 offices in Sears, Roebuck & Co. stores operated as "Sears Income Tax Service by H&R Block." During the 1998 tax season, the Sears' facilities constituted approximately eight percent of the tax office locations of H&R Block. Tax Services is a party to a license agreement with Sears under which Tax Services will continue to operate in Sears locations throughout the United States. Such license agreement expires on December 31, 2004. Tax Services believes its relations with Sears to be excellent and that both parties to the license arrangement view the operations thereunder to date as satisfactory.

         On April 15, 1998, there were 8,780 H&R Block offices in operation in the United States compared to 8,554 offices in operation on April 15, 1997, and 8,308 offices in operation on April 15, 1996. Of the 8,780 offices, 4,640 were owned and operated by Tax Services (compared to 4,483 in fiscal year 1997 and 4,031 in fiscal year 1996) and 4,140 were owned and operated by independent franchisees (compared to 4,071 in fiscal 1997 and 4,277 in fiscal 1996). Of such franchised offices in fiscal 1998, 2,630 were owned and operated by "satellite" franchisees of Tax Services (described below), 901 were owned and operated by "major" franchisees (described below) and 609 were owned and operated by satellite franchisees of major franchisees.

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

         From time to time, Tax Services has acquired the operations of existing franchisees and other tax return preparation businesses, and it will continue to do so if future conditions warrant such acquisitions and satisfactory terms can be negotiated. In fiscal year 1998, Tax Services acquired 117 tax offices in the United States, including 69 H&R Block franchise offices and 48 offices of other tax businesses. In a transaction that became effective immediately after the end of fiscal year 1998, Tax Services acquired a major franchise operation serving a majority of Alabama and Mississippi and the panhandle of Florida through 111 offices operated by the major franchisee and 68 satellite offices.

         Participation Interests in RALs. Block Financial Corporation is party to a July 1996 agreement with Beneficial National Bank ("Beneficial") to purchase a participation interest in refund anticipation loans provided by Beneficial to H&R Block tax customers. See "Electronic Filing" under "Tax Operations," above. In the 10-year agreement, BFC agreed to purchase an initial 40% participation interest in such RALs, which interest would be increased to nearly 50% in specified circumstances. BFC's purchases of the participation interests are financed through short-term borrowing. BFC bears all of the risks associated with its interests in the RALs. BFC's total RAL revenue in fiscal year 1998 was approximately $53.3 million (compared to revenue of $54.5 million in fiscal 1997), generating approximately $6.4 million in pretax profits (compared to $8.1 in pretax profits in fiscal year 1997). The decreases in revenues and pretax profits resulted from decreases in the number of RALs processed through Beneficial and an increase in the bad debt rate.

         Software Products. BFC develops and markets the Kiplinger TaxCut(R) tax preparation software package, as well as markets the Kiplinger Home Legal AdvisorSM and Kiplinger Small Business AttorneySM software products. As a result of the increase in sales of TaxCut's final edition in fiscal year 1998, BFC believes that its share of retail sales in the income tax return preparation software market is greater than 30%.

         Seasonality of Business. Since most of the customers of Tax Services file their tax returns during the period from January through April of each year, substantially all of Tax Services' revenues from income tax return preparation, related services and franchise royalties are received during this period. As a result, Tax Services operates at a loss through the first eight or nine months of its fiscal year. Historically, such losses primarily reflect payroll of year-round personnel, training of income tax preparers, rental and furnishing of tax offices, and other costs and expenses relating to preparation for the following tax season.

         BFC's income tax return preparation software and RAL participation businesses are also seasonal, with the substantial portion of the revenues from these businesses generated during the tax season.

         Service Marks and Trademarks. HRB Royalty, Inc., a Delaware corporation and a wholly owned subsidiary of H&R Block Tax Services, Inc., claims ownership of the following service marks and trademark registered on the principal register of the United States Patent and Trademark Office:

                           H&R Block in Two Distinct Designs
                           The Income Tax People
                           Income Tax Saver
                           Executive (when used in connection with the
                             preparation of income tax returns for others)
                           Rapid Refund H&R Block and Design
                           Accufile
                           H&R Block Premium
                           Someone You Can Count On

         In addition, HRB Royalty, Inc., claims ownership of the following unregistered service marks and trademarks:

                           America's Largest Tax Service
                           Nation's Largest Tax Service

         Tax Services has a license to use the trade names, service marks and trademarks of HRB Royalty, Inc., in the conduct of the business of Tax Services.

         BFC claims ownership of the following trademarks registered on the principal register of the United States Patent and Trademark Office:

                           B and Design
                           Block Financial
                           Block Financial and Design
                           Names & Dates
                           TaxCut

         BFC also claims ownership of the following unregistered service marks and trademarks used in connection with the software business:

                           Home Legal Advisor
                           NETWEALTH
                           Small Business Attorney

         Competitive Conditions. The tax return preparation and electronic filing businesses are highly competitive. There are a substantial number of tax return preparation firms and accounting firms that offer tax return preparation services. Many tax return preparation firms, and many firms not otherwise in the tax return preparation business are involved in providing electronic filing and refund anticipation loan services to the public. Commercial tax return preparers and electronic filers are highly competitive with regard to price, service and reputation for quality. Tax Services believes that, in terms of the number of offices and tax returns prepared, it is the largest tax return preparation firm in the United States. Tax Services also believes that in terms of the number of offices and tax returns electronically filed in fiscal year 1998, it is the largest provider of electronic filing services in the United States.

         The software business is highly competitive and consists of a large number of companies. In the software industry, Intuit, Inc. is a dominant supplier of personal financial software.

         Government Regulation. Several states have enacted, or have considered, legislation regulating commercial tax return preparers. Primary efforts toward the regulation of such preparers have historically been made at the Federal level. Federal legislation requires income tax return preparers to, among other things, set forth their signatures and identification numbers on all tax returns prepared by them, and retain for three years all tax returns prepared. Federal laws also subject income tax return preparers to accuracy-related penalties in connection with the preparation of income tax returns. Preparers may be enjoined from further acting as income tax return preparers if the preparers continuously and repeatedly engage in specified misconduct. With certain exceptions, the Internal Revenue Code also prohibits the use or disclosure by income tax return preparers of certain income tax return information without the prior written consent of the taxpayer.

         The Company believes that the Federal legislation regulating commercial tax return preparers has not had and will not have a material adverse effect on the operations of H&R Block. In addition, no present state statutes of this nature have had a material adverse effect on the business of H&R Block. However, the Company cannot predict what the effect may be of the enactment of new statutes or adoption of new regulations.

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

         The Federal statutes and regulations also regulate an electronic filer's involvement in refund anticipation loans. Electronic filers must clearly explain that the refund anticipation loan is in fact a loan, and not a substitute for or a quicker way of receiving an income tax refund. The Federal laws place restrictions on the fees that an electronic filer may charge in connection with refund anticipation loans.

         States that have adopted electronic filing programs for state income tax returns have also enacted laws that regulate electronic filers. In addition, some states and localities have enacted laws and adopted regulations that regulate refund anticipation loan facilitators and/or the advertisement and offering of electronic filing and refund anticipation loans.

         The Company believes that the Federal, state and local legislation regulating electronic filing and the facilitation of refund anticipation loans has not, and will not in the future, materially adversely affect the operations of H&R Block. However, the Company cannot predict what the effect may be of the enactment of new statutes or the adoption of new regulations pertaining to electronic filing and/or refund anticipation loans.

         The repayment of RALs generally depends on IRS direct deposit procedures. The IRS may from time to time change its direct deposit procedures or may determine not to make direct deposits of all or portions of a borrower's Federal income tax refund. The failure of the IRS to make direct deposits of refunds may impair the lender's ability to collect a RAL and result in a loss to BFC in connection with its purchases of interests in RALs. However, the Company believes that Federal statutes and regulations regulating electronic filing and RALs have not had and will not have a material adverse effect on the operations of BFC. However, the Company cannot predict what the effect may be of the enactment of new Federal or state statutes or the adoption of new regulations.

         As noted above under "Owned and Franchised Offices," many of the income tax return preparation offices operating in the United States under the name "H&R Block" are operated by franchisees. Certain aspects of the franchisor/franchisee relationship have been the subject of regulation by the Federal Trade Commission and by various states. The extent of such regulation varies, but relates primarily to disclosures to be made in connection with the grant of franchises and limitations on termination by the franchisor under the franchise agreement. To date, no such regulation has materially affected the business of the Company's subsidiaries. However, the Company cannot predict what the effect may be of the enactment of new statutes or adoption of new regulations pertaining to franchising.

         From time to time, and especially in election years, the subjects of tax reform, tax simplification, the restructuring of the tax system, a flat tax, a consumption tax, a value-added tax or a national sales tax surface. While each flat tax proposal and most other tax simplification proposals have fallen short of adoption, such issues have received more serious attention during the past few years than ever before. Historically, changes in tax laws have increased H&R Block's business. The immediate result of tax law changes has been an increase in complexity. The transition from the current system to a new, untested system is likely to take a number of years and, under most serious tax reform proposals, Americans will still need to file Federal and state tax returns. The Company believes that customers will still come to H&R Block for convenience, accuracy and answers to tax questions. However, if enacted, the effect of tax reform or simplification legislation on the business of the Company's subsidiaries over time is uncertain, and such legislation could have a material adverse effect on the Company's business, financial position and results of operations.

INTERNATIONAL TAX OPERATIONS

         Generally. This reportable operating segment provides the preparation of Canadian tax returns in Canada, Australian tax returns in Australia, and U.S. income tax returns in other countries. With the commencement of tax season in the United Kingdom in April 1997, a subsidiary of the Company also began offering tax return preparation services in the United Kingdom. Tax preparation services are offered by franchisees in eight countries. The electronic filing of U.S. income tax returns is offered at franchised offices located in Europe, and the electronic filing of Australian and Canadian income tax returns is offered at H&R Block offices in Australia and Canada, respectively.

         The returns prepared at 1,348 H&R Block offices in countries outside of the United States constituted 13.8% of the total returns prepared by H&R Block in the last fiscal year (compared to 15.2% in fiscal year 1997).

         Canadian Operations. H&R Block Canada, Inc. ("Block Canada") and its franchisees prepared approximately 1,945,000 Canadian regular and discounted returns filed with Revenue Canada during the 1998 income tax filing season, compared with 2,156,000 Canadian returns prepared during fiscal year 1997 and 2,223,000 Canadian returns prepared in fiscal 1996. The number of offices operated by H&R Block in Canada decreased from 1,021 in fiscal year 1997 to 928 in fiscal year 1998. Of the 928 offices in Canada, 467 were owned and operated by Block Canada and 461 were owned and operated by franchisees. H&R Block operated 89 offices in department stores in Canada in fiscal year 1998, including 83 offices in Sears' facilities.

          Block Canada and its franchisees offer a refund discount ("CashBack") program to their customers in Canada. The procedures which H&R Block must follow in conducting the program are specified by Canadian law. In accordance with current Canadian regulations, if a customer's tax return indicates that such customer is entitled to a tax refund, a check is issued by H&R Block to the customer for an amount which is equal to the sum of (1) 85% of that portion of the anticipated refund which is less than or equal to $300 and (2) 95% of that portion of the refund in excess of $300. The customer assigns to H&R Block the full amount of the tax refund to be issued by Revenue Canada. The refund check is then sent by Revenue Canada directly to H&R Block and deposited by H&R Block in its bank account. In accordance with the law, the discount is deemed to include both the tax return preparation fee and the fee for tax refund discounting. This program is financed by short-term borrowing. The number of returns discounted under the CashBack program decreased to approximately 532,000 in fiscal year 1998 from 583,000 in fiscal year 1997 and 681,000 in fiscal year 1996.

         Block Canada acquired Cashplan Systems Inc., a company providing check-cashing and other low-end financial services in January 1997. Operating under the name "CashPlan," this service complements the CashBack service.

         In 1998, Block Canada continued to test the separation of CashBack offices from regular tax return preparation offices in some parts of Canada. Operating under the "Financial Stop" name (without H&R Block signage), 147 offices offered the CashBack refund discounting services, as well as the preparation of simple tax returns and check cashing services.

         Australian Operations. The number of returns prepared by H&R Block Limited, the Company's indirect subsidiary in Australia, and by franchisees in Australia, increased to approximately 406,000 in fiscal year 1998 from 403,000 in fiscal 1997 and 389,000 in fiscal year 1996. The number of offices operated by H&R Block in Australia in fiscal year 1998 was 334, compared to 302 offices operated in fiscal year 1997 and 297 offices operated in fiscal 1996. Of the 334 offices, 199 were owned and operated by H&R Block Limited and 135 were franchised offices. The tax season in Australia begins in July and ends in October.

         United Kingdom Operations. In April 1997, an indirect subsidiary of the Company purchased The Tax Team Limited, a Horsham-based firm with 12 offices throughout the United Kingdom. The Tax Team retained its name and opened 16 additional offices in major markets across the United Kingdom during fiscal year 1998.

         Government Regulation. Statutes and regulations relating to income tax return preparers, electronic filing, franchising and other areas affecting the income tax business also exist outside of the United States. In addition, the Canadian government regulates the refund discounting program in Canada, as discussed under "Canadian Operations," above. These laws have not materially affected the international tax operations conducted by subsidiaries of the Company.

MORTGAGE OPERATIONS

         Generally. The mortgage operations reportable segment is primarily engaged in the origination, purchase, servicing, securitization and sale of nonconforming mortgage loans in the United States. Nonconforming mortgages are those that may not be offered through government-sponsored loan agencies. Mortgage origination services were offered in fiscal year 1998 through a network of mortgage brokers in 46 states and through H&R Block tax offices in 15 states.

         Option One Mortgage Corporation. The Company's commitment to the nonconforming mortgage business was exemplified during fiscal year 1998 by the June 1997 purchase from Fleet Financial Group, Inc. of Option One Mortgage Corporation, a firm engaged in all of the aspects of the nonconforming mortgage loan business noted above. See the discussion of such acquisition under "General Development of Business," above. Option One, based in Santa Ana, California, has a network of more than 5,000 mortgage brokers in 46 states and originated approximately $1.9 billion in mortgage loans in fiscal year 1998 after its acquisition. Between the date of its acquisition and April 30, 1998, Option One sold approximately $1.8 billion of mortgage loans through whole-loan sales. At the end of fiscal year 1998, Option One's servicing portfolio was 42,800 loans totaling more than $4.3 billion.

         Option One was organized in October 1992 as a wholly owned subsidiary of Plaza Home Mortgage Corporation ("Plaza") and began operations in February 1993. It became a wholly owned subsidiary of Fleet National Bank ("FNB"), which was a subsidiary of Fleet Financial Group, Inc., when Plaza was purchased by FNB in March 1995.

         Option One predominantly originates first mortgage loans to borrowers with sub-prime credit characteristics who have built up substantial equity in their homes. These borrowers use the loans primarily for debt consolidation purposes. The average Option One loan during fiscal year 1998 had a $99,800 principal balance and was secured by a first lien on a single family residence.

         In the nonconforming loan business, a borrower will complete a loan application with a loan broker and the broker will distribute the application to one or more nonconforming lenders such as Option One. These lenders are generally selected by the broker based upon level of fees received, response time and approval experience with similar borrowers. Upon receipt of a deal satisfactory to the broker, the borrower is required to pay a non-refundable fee for an appraisal and for processing the application. This fee goes to the lender. At closing, the borrower will receive the loan proceeds net of other fees such as broker origination fees and document preparation fees. The broker will close the loan using the broker's funds or funds loaned to the broker by the nonconforming lender under a "warehouse line." When the statutory rescission period expires, the broker sells the loan to the lender at a prearranged premium.

         Option One historically has packaged and sold substantially all of its loans on a whole-loan basis into the secondary market with servicing retained by Option One.

         During fiscal year 1998, Option One opened retail branches in Pleasanton, California, and Tampa, Florida. Such branches offered mortgages to customers by means of direct mail solicitations and telemarketing.

         Option One provides the Company with experienced associates in the nonconforming mortgage lending business. Option One will assist H&R Block Mortgage Company, L.L.C. in handling mortgage applications, loan processing and underwriting of mortgages generated through H&R Block Mortgage Company's retail operations, discussed below.

         H&R Block Mortgage Company. H&R Block Mortgage Company, L.L.C. ("Block Mortgage"), formerly Block Mortgage Company, L.L.C., is a limited liability company in which H&R Block Tax Services, Inc. owns a 99% membership interest and BFC owns a 1% membership interest. After testing the sale of sub-prime second mortgage products in 31 H&R Block tax offices in four states during fiscal year 1997, Block Mortgage expanded the test during fiscal year 1998 by offering more mortgage products, including VA, FHA and conventional mortgages, and by offering mortgage products at H&R Block offices in 32 cities and 15 states. H&R Block Premium offices were used for this expanded test. Block Mortgage funded 536 mortgage loans totaling $25.5 million during fiscal year 1998.

         Following the end of fiscal year 1998, plans were made to combine the retail operations of Option One and Block Mortgage to create greater teamwork, efficiency, productivity and profitability.

         Companion Mortgage Corporation. The sole business activity of Companion Mortgage Corporation ("Companion"), a wholly owned subsidiary of BFC, consists of purchasing, investing in, securitizing and selling nonconforming fixed and adjustable-rate mortgage loans, primarily purchase money loans, refinancings and home equity borrowings. The purchased loans are originated through retail, wholesale and correspondent lending programs conducted through National Consumer Services Corp., L.L.C. (a firm in which Block Mortgage purchased in fiscal year 1998 a 40% interest pursuant to a warrant), Block Mortgage or other mortgage loan originators.

         In the securitization process, a subsidiary of Companion, Block Mortgage Finance, Inc., acquires loans from Companion and assigns them to a trust. The trust issues certificates that are secured by the home equity loans, receives principal and interest payments on the loans and makes payments on the asset-backed certificates. Block Mortgage Finance, Inc. applies the net proceeds from the sale of the certificates primarily to the purchase of mortgage loans from Companion, and Companion then uses the funds primarily to repay indebtedness incurred to obtain funds for its acquisition of the loans. The securities are issued under a $1 billion public registration that became effective in January 1997.

         Companion and Block Mortgage Finance completed their second and third securitizations of nonconforming mortgage loans during fiscal year 1998. A $215 million asset-backed security issue closed on July 29, 1997 and a $184 million issue closed on January 27, 1998.

         Service Marks and Trademarks. Block Mortgage claims ownership of the service mark "BLOCK MORTGAGE" registered on the principal register of the United States Patent and Trademark Office.

         Option One claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

                           AppOne
                           CorOne
                           Highway 1
                           HouseKeeper
                           No Sweat 95!
                           Option One and Design
                           The Big 2

         Option One claims ownership of the following unregistered service marks and trademarks:

                           PartnerPlus
                           SumOne

         Competitive Conditions. The residential mortgage loan market is the largest consumer finance market in the United States. The sub-prime loan sector of the mortgage industry has grown at a faster rate than the overall market and is highly competitive. Despite the rapid growth and size of this market, it is a relatively fragmented industry. No firm is a dominant supplier of nonconforming mortgage loans.

         In the sub-prime lending business, service is the most important consideration to most customers. Price is a secondary consideration. The typical sub-prime customer, whether the broker through a correspondent program or the mortgagor through a retail branch, is motivated to select a particular lender out of a belief that the lender can close the loan.

         The market for sub-prime lending exists in part due to the inability and unwillingness of some banks and thrifts to hold these loans. Without these institutions, a significant opportunity existed for specialty companies. However, many banks and thrifts have realized the value sub-prime lending can hold and are now entering the market.

         Government Regulation.

         Applicable state laws generally regulate interest rates and other charges, require certain disclosure and, unless an exemption is available, require licensing of the originators of certain mortgage loans. In addition, most states have other laws, public policies and general principles of equity relating to the protection of consumers, unfair and deceptive practices, and practices that may apply to the origination, servicing and collection of mortgage loans. The mortgage loans purchased or originated by of the Company are also subject to Federal laws, including, without limitation, the Federal Truth in Lending Act and Regulation Z promulgated thereunder, the Equal Credit Opportunity Act and Regulation B promulgated thereunder, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act, the Soldiers' and Sailors' Civil Relief Act of 1940, as amended, and certain other laws and regulations. Certain mortgage loans may be subject to the Riegle Community Development and Regulatory Improvement Act of 1994, which incorporates the Home Ownership and Equity Protection Act of 1994. These provisions impose additional disclosure and other requirements on creditors with respect to non-purchase money mortgage loans with high interest rates or high up-front fees and charges, can impose specific statutory liabilities upon creditors who fail to comply with their provisions, and may affect the enforceability of the related mortgage loans. Under environmental legislation and case law applicable in certain states, it is possible that liability for environmental hazards in respect of real property may be imposed on a holder of a mortgage note secured by real property.

         The Company believes that Federal and state statutes and regulations governing mortgage lending have not had and will not have a material adverse effect on the operations of its mortgage subsidiaries. However, the Company cannot predict what the effect may be of the enactment of new statutes or the adoption of new regulations.

CREDIT CARD OPERATIONS

         Generally. BFC's credit cards (which, at April 30, 1998, consisted of the CompuServe Visa and WebCard(R) Visa cards) are currently issued under a co-branding agreement between BFC and Columbus Bank and Trust Company, Columbus, Georgia. Approximately 135,000 BFC credit cards were issued at the end of fiscal year 1998, compared to 167,000 accounts at the end of fiscal year 1997 and 119,000 accounts at the end of fiscal 1996. The aggregate portfolio for the credit cards issued by BFC was approximately $201.4 million at the end of fiscal year 1998 compared to $246 million at the end of fiscal year 1997 and $165 million at the end of fiscal year 1996.

         BFC commenced the conversion of the CompuServe Visa credit cards to WebCard Visa cards following the end of fiscal year 1998 and plans to sell the portfolio solely under the WebCard name.

         Service Marks, Trademarks and Patent. BFC claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

                  CONDUCTOR                                   Web
                  CONDUCTOR and Baton Design                  WebBank
                  CONDUCTOR and Hand-Held Baton Design        WebCard
                  CONDUCTOR CARD REVIEW                       WebPay
                  FINANCIAL FINDER

         In addition, BFC claims ownership of the following unregistered service marks and trademarks:

                  Audit Buster                              WebAccount
                  CONDUCTOR.COM                             WebBroker
                  DittoCard                                 WebBuyer
                  Download Depot                            WebCheck
                  Fast Lane                                 WebChecking
                  NetGuard                                  WebQuote

         BFC claims ownership of the patent "SYSTEM FOR ON-LINE FINANCIAL SERVICES USING DISTRIBUTED OBJECTS" registered as Patent No. 5,706,442 on January 6, 1998 on the principal register of the United States Patent and Trademark Office.

OTHER BUSINESS

         Generally. The Company is developing other businesses compatible with its current operations and strategy.

         HRB Investments, Inc. During the 1998 fiscal year, HRB Investments, Inc., a wholly owned subsidiary of BFC, test-marketed financial planning services in four cities. Independent licensed securities brokers offered retirement planning, financial planning and financial products, such as annuities, mutual funds and insurance products, at select H&R Block Premium offices. These financial services will be offered to clients throughout the year.

         HRB Business Services, Inc. HRB Business Services, Inc., a subsidiary of H&R Block Group, Inc., plans to build a national accounting practice through its acquisition of both regional and local accounting firms. Following the end of the fiscal year 1998, HRB Business Services, Inc. acquired Donnelly, Meiners, Jordan Kline, P.C., a regional accounting firm in Kansas City, Missouri, offering accounting and auditing services, tax planning and reporting services, profitability improvement and strategic planning, business valuation, litigation support and fraud investigation, public finance verification services to its business clients, and individual tax, estate planning and financial planning services.

         Franchise Partner, Inc. Franchise Partner, Inc., a subsidiary of BFC, offers to franchisees of Tax Services lines of credit with reasonable interest rates under a program designed to better enable the franchisees to refinance existing business debt, expand or renovate offices or meet off-season cash flow needs. A franchise equity loan is a revolving line of credit secured by the franchise and the underlying business.

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

         Option One's executive offices are located in leased offices at 2020 East First Street, Santa Ana, California and 3 Ada, Irvine, California. Option One also leases offices in Pleasanton, California, and Tampa, Florida, for its retail operations and branch offices throughout the United States.

ITEM 3.  LEGAL PROCEEDINGS.

         CompuServe Corporation, certain current and former officers and directors of CompuServe and the Company have been named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio. All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit alleges certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits is unspecified, but includes pleas for rescission and damages. One Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participating in such offering. The Federal suits have been consolidated, the defendants have filed a motion to dismiss the consolidated suits, and the court has stayed all proceedings pending the outcome of the state court suits. The four state court lawsuits also allege violations of various state statutes and common law negligent misrepresentation in addition to the 1993 Act claims. The state court lawsuits have been consolidated for discovery purposes and defendants have filed a motion for summary judgment covering all four state lawsuits. As a part of the sale of its interest in CompuServe, the Company has agreed to indemnify WorldCom and CompuServe against 80.1% of any losses and expenses incurred by them with respect to these lawsuits. The defendants are vigorously defending these lawsuits. In the opinion of management, the ultimate resolution of these suits will not have a material adverse impact on the Company's consolidated financial position or future results of operations. The lawsuits discussed herein were reported in the Company's Forms 10-Q for the first, second and third quarters of fiscal year 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended April 30, 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

         The names, ages and principal occupations (for the past five years) of the executive officers of the Company, each of whom has been elected to serve at the discretion of the Board of Directors of the Company, are:

         Name and age                                         Office(s)
         ------------                                         ---------
Henry W. Bloch (75)                                  Chairman of the Board since
                                                     August 1992; Chairman of
                                                     the Board and Chief
                                                     Executive Officer from
                                                     August 1989 through July
                                                     1992; Member of the Board
                                                     of Directors since 1955.

         Name and age                                         Office(s)
         ------------                                         ---------
Frank L. Salizzoni (60)                              President and Chief
                                                     Executive Officer since
                                                     June 1996; Member of the
                                                     Board of Directors since
                                                     1988. See Note 1.

Ozzie Wenich (55)                                    Senior Vice President and
                                                     Chief Financial Officer
                                                     since June 1997; Treasurer
                                                     from June 1997 until
                                                     December 1997; President,
                                                     H&R Block International,
                                                     from June 1996 until May
                                                     1998; Vice President,
                                                     Finance and Treasurer from
                                                     October 1994 through May
                                                     1996; Vice President,
                                                     Corporate Controller and
                                                     Treasurer from March 1994
                                                     until October 1994; Vice
                                                     President and Corporate
                                                     Controller from September
                                                     1985 until March 1994.

Thomas L. Zimmerman (48)                             President, H&R Block Tax
                                                     Services, Inc., since June
                                                     1996; Executive Vice
                                                     President, Field
                                                     Operations, H&R Block Tax
                                                     Services, Inc. from May
                                                     1994 through May 1996;
                                                     Senior Vice President,
                                                     Central Tax Services, H&R
                                                     Block Tax Services, Inc.,
                                                     from April 1993 through
                                                     April 1994.

Robert E. Dubrish (46)                               President and Chief
                                                     Executive Officer, Option
                                                     One Mortgage Corporation,
                                                     since March 1996; Executive
                                                     Vice President and Chief
                                                     Operating Officer, Option
                                                     One Mortgage Corporation,
                                                     from December 1992 until
                                                     March 1996. See Note 2.

James H. Ingraham (44)                               Vice President, Legal since
                                                     October 1996; Secretary
                                                     since June 1990; Assistant
                                                     Vice President, Corporate
                                                     Legal and Human Resources
                                                     from December 1995 until
                                                     October 1996; Assistant
                                                     Vice President, Legal from
                                                     May 1994 until December
                                                     1995; Assistant Vice
                                                     President, Corporate
                                                     Counsel and Secretary, H&R
                                                     Block Tax Services, Inc.,
                                                     from April 1993 until May
                                                     1994.

Patrick D. Petrie (39)                               Vice President and
                                                     Corporate Controller since
                                                     October 1996; Vice
                                                     President, Service
                                                     Operations and Treasurer,
                                                     H&R Block Tax Services,
                                                     Inc., from June 1996 until
                                                     October 1996; Assistant
                                                     Vice President, Treasurer
                                                     and Controller, H&R Block
                                                     Tax Services, Inc., from
                                                     July 1993 through May 1996;
                                                     Assistant Vice President
                                                     and Controller, H&R Block
                                                     Tax Services, Inc., from
                                                     April 1993 until July 1993.

         Name and age                                         Office(s)
         ------------                                         ---------
Kristine K. Rodgers (32)                             Vice President, Business
                                                     Development, since December
                                                     1997; Vice President,
                                                     Online Services, Block
                                                     Financial Corporation,
                                                     since September 1995; Vice
                                                     President, Marketing, Block
                                                     Financial Corporation, May
                                                     1995 until September 1995;
                                                     Assistant Vice President,
                                                     Block Financial
                                                     Corporation, from January
                                                     24, 1994 until May 1995.
                                                     See Note 3.

James D. Rose (47)                                   Vice President and Chief
                                                     Information Officer since
                                                     June 1997. See Note 4.

Brian N. Schell (32)                                 Vice President and
                                                     Treasurer since December
                                                     1997; Director of Investor
                                                     Relations since November
                                                     1996; Assistant Treasurer
                                                     from November 1996 until
                                                     December 1997; Director of
                                                     Corporate Development from
                                                     May 1995 until December
                                                     1997; Assistant Vice
                                                     President, Corporate
                                                     Development and Planning,
                                                     Block Financial
                                                     Corporation, from December
                                                     1994 until April 1995. See
                                                     Note 5.

Douglas D. Waltman (36)                              Vice President, Human
                                                     Resources, since April
                                                     1998; Assistant Vice
                                                     President, Director of
                                                     Education, H&R Block Tax
                                                     Services, Inc., from
                                                     September 1996 until April
                                                     1998. See Note 6.

Robert A. Weinberger (54)                            Vice President, Government
                                                     Relations, since March
                                                     1996. See Note 7.

Bret G. Wilson (39)                                  Vice President, Corporate
                                                     Development, since December
                                                     1997; Vice President,
                                                     Mortgage Operations, Block
                                                     Financial Corporation,
                                                     since March 1997; Vice
                                                     President, Corporate
                                                     Counsel and Secretary,
                                                     Block Financial
                                                     Corporation, from June 1994
                                                     until March 1997. See Note
                                                     8.

Note 1: Mr. Salizzoni was President and Chief Operating Officer of USAir Group, Inc. and USAir, Inc. from March 1994 until April 1996 and Executive Vice President - Finance, USAir, Inc. from 1990 until March 1994. He served as Chairman of the Board of CompuServe Corporation from October 1996 until January 1998.

Note 2: Block Financial Corporation acquired Option One Mortgage Corporation on June 17, 1997, at which time Mr. Dubrish became an employee of a subsidiary of the Company.

Note 3: Ms. Rodgers served as Marketing Manager, Reynolds & Reynolds, Dayton, Ohio, from August 1993 until January 14, 1994, and as Research Supervisor, Proctor & Gamble, Cincinnati, Ohio, from June 1991 until August 1993.

Note 4: Mr. Rose served as Vice President, Chief Information Officer, Integon Insurance Corporation, Winston-Salem, North Carolina, from May 1996 until June 1997, and as Director of Information Systems, National Association of Insurance Commissioners, Kansas City, Missouri, from November 1987 until May 1996.

Note 5: Mr. Schell was Special Assistant to the Chief Operating Officer, Federal Deposit Insurance Corporation, Washington, D.C., from May 1994 until December 1995, and Special Assistant to the Director, Division of Resolutions, Federal Deposit Insurance Corporation, Washington, D.C., from May 1993 until April 1994.

Note 6: Mr. Waltman was Manager, Training and Development for Westlake Ace Hardware, Inc., Kansas City, Missouri, from May 1993 until September 1996.

Note 7: Mr. Weinberger was Director, Washington Affairs, Unilever United States, Inc., from February 1991 until April 1995.

Note 8: Mr. Wilson was an attorney with Smith, Gill, Fisher & Butts, P.C., Kansas City, Missouri, from June 1989 until May 1994.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The information called for by this item is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1998, under the heading "Common Stock Data," and is hereby incorporated by reference. The Company's Common Stock is traded principally on the New York Stock Exchange. The Company's Common Stock is also traded on the Pacific Stock Exchange. On June 10, 1998, there were 35,216 stockholders of the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information called for by this item is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1998, under the heading "Selected Financial Data," and is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information called for by this item is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1998, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is hereby incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

GENERALLY

         In the operations of its subsidiaries and the reporting of its consolidated financial results, the Company is affected by changes in interest rates and currency exchange rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to:

         - interest rates on debt, cash equivalents, marketable securities, mortgage loan origination commitments, investments in mortgage loans for resale or securitization, and credit card loans

         -      foreign exchange rates, generating translation gains and losses

         Changes in interest rates and/or exchange rates have not, and are not expected to, materially impact the consolidated financial position, results of operations or cash flows of the Company.

         The Company and its subsidiaries have no market risk sensitive instruments entered into for "trading purposes," as such term is defined by generally accepted accounting principles. Information contained herein relates only to instruments entered into for purposes other than trading.

INTEREST RATES

         The debt portfolio, rate-sensitive assets and related interest rate risk are managed centrally by the office of the Chief Financial Officer of the Company by taking into consideration investment opportunities and risks, tax consequences and the financing strategies approved by the Finance Committee of the Company's Board of Directors.

         The investment portfolios of the Company and its subsidiaries at April 30, 1998, primarily consisted of cash equivalents and short-term marketable securities. Consequently, the amortized cost approximates market value. Almost 19% of the Company's total cash and marketable securities portfolio is classified as long-term, with nearly all maturities within a one-to-five year range. Amortized cost of these securities also approximates market value. All investments are generally held until maturity. Assuming all cash equivalents and marketable securities held at year-end were variable rate investments, a 60 basis point change in interest (an approximate 10% decline in interest rates) would negatively impact consolidated pretax earnings by less than $4 million, or about one percent.

         Under its risk management strategy, the Company hedges its interest rate risk related to its fixed-rate mortgage portfolio by selling short treasury securities and utilizing forward commitments. Treasury securities are sold short under an open repurchase agreement that can be adjusted at any time by either party. The position on certain or all of the fixed rate mortgages is closed when the Company enters into a forward commitment to sell those mortgages. It is the Company's policy to utilize these financial instruments only for the purpose of offsetting or reducing the risk of loss associated with a defined or quantified exposure. They are purchased from certain broker-dealer counterparties. If the counterparties do not fulfill their obligations, the Company may be exposed to risk. As the risk of default depends on the creditworthiness of the counterparty, the Company's policy requires that such transactions may be entered into only with counterparties that are rated A or better (or an equivalent rating) by recognized rating agencies. As a matter of practice, the Company has limited the counterparties to major banks and financial institutions meeting such standards. All interest rate contracts conform to the standard International Swaps and Derivatives Association, Inc. documentation.

         The Company's variable rate mortgage portfolios are generally short-term in nature, as it is the Company's policy to sell or securitize these loans quarterly, and such portfolios are carried at the lower of cost or market. Credit card loans are also short-term in nature and carry variable interest rates. Because the Company funds these short-term assets with short-term, variable rate debt, the Company is not significantly exposed to interest rate risk in this area. As a result, any change in interest rates would not materially impact the Company's consolidated pretax earnings.

         The Company's long-term debt consists of fixed-rate senior notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings.

FOREIGN EXCHANGE RATES

         The operation of the Company's subsidiaries in international markets provides exposure to volatile movements in currency exchange rates. The currencies involved are the Canadian dollar, the Australian dollar and the British pound. International Tax Operations constituted approximately 4% of the Company's fiscal year 1998 consolidated pretax earnings. As currency exchange rates change, translation of the financial results of International Tax Operations into U.S. dollars does not presently materially affect, and has not historically materially affected, the consolidated financial results of the Company, although such changes do affect the year-to-year comparability of the operating results of the international businesses.

         The Company does not hedge translation risks because (1) cash flows from international operations are generally reinvested locally and (2) the minimal exposure to material volatility to reported earnings does not justify the cost.

         The Company estimates that a 10% change in foreign exchange rates by itself would impact reported pretax earnings from continuing operations by approximately one million dollars. Such impact represents nearly 10% of the pretax earnings of International Tax Operations for fiscal year 1998 and less than one-half percent of the Company's consolidated pretax earnings for such year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information called for by this item and listed at Item 14(a)1 is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1998, and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On July 20, 1998, H&R Block, Inc. (the "Company") dismissed the accounting firm of Deloitte & Touche LLP as its independent auditors. Deloitte & Touche LLP and its predecessors audited the accounts of the Company from 1965 through fiscal year 1998. The reports prepared by Deloitte & Touche LLP on the Company's financial statements for either of the last two fiscal years did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change the Company's independent auditors was made by the Board of Directors of the Company at the recommendation of its Audit Committee following a request for proposals. During the Company's two most recent fiscal years, and any subsequent interim period prior to July 20, 1998, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of the disagreements in its reports. Also, there were no reportable events of the nature described in Regulation S-K, Item 304(a)(1)(v) during either of the Company's two most recent fiscal years and any subsequent interim period prior to July 20, 1998.

         On July 20, 1998, the Board of Directors of the Company appointed PricewaterhouseCoopers LLP as the Company's independent auditors for the year ending April 30, 1999, following a request for proposals made by the Company to five accounting firms at the direction of the Audit Committee of the Board. The Board of Directors directed the Company's management to submit the ratification of such appointment to a vote of the shareholders of the Company at the annual meeting of shareholders scheduled for September 9, 1998. During the two most recent fiscal years, and any subsequent interim period prior to such appointment, neither the Company, nor anyone acting on behalf of the Company, consulted PricewaterhouseCoopers LLP regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the registrant's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information called for by this item is contained in the Company's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 1998, in the section titled "Election of Directors" and in
Item 4a of Part I of this report, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information called for by this item is contained in the Company's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 1998, in the sections entitled "Directors' Meetings, Compensation and Committees" and "Compensation of Executive Officers," and is incorporated herein by reference, except that information contained in the section entitled "Compensation of Executive Officers" under the subtitles "Performance Graph" and "Compensation Committee Report on Executive Compensation" is not incorporated herein by reference and is not to be deemed "filed" as part of this filing.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information called for by this item is contained in the Company's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 1998, in the section titled "Election of Directors" and in the section titled "Information Regarding Security Holders," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by this item is contained in the Company's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 1998, in the section titled "Election of Directors," and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      1.       Financial Statements

                           The following consolidated financial statements of H&R Block, Inc., and subsidiaries are incorporated by reference from the Company's annual report to security holders for the fiscal year ended April 30, 1998:

                                                                           Page
                           Consolidated Statements of Earnings              21
                           Consolidated Balance Sheets                      22
                           Consolidated Statements of Cash Flows            23
                           Notes to Consolidated Financial Statements       24
                           Quarterly Financial Data                         35
                           Independent Auditors' Report                     38

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

                  4(a) Indenture dated as of October 20, 1997, among H&R Block, Inc., Block Financial Corporation and Bankers Trust Company, as Trustee, filed as Exhibit 4(a) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1997, is incorporated herein by reference.

                  4(b) Form of 6 3/4% Senior Note due 2004 of Block Financial Corporation, filed on October 23, 1997 as
                           Exhibit 2.2 to the Company's current report on Form 8-K, is incorporated herein by reference.

                  4(c) Conformed copy of Rights Agreement dated as of July 14, 1988 between H&R Block, Inc., and Centerre Trust Company of St. Louis, filed on August 9, 1993 as Exhibit 4(c) to the Company's Registration Statement on Form S-8 (File No. 33-67170), is incorporated herein by reference.

                  4(d) Copy of Amendment to Rights Agreement dated as of May 9, 1990 between H&R Block, Inc. and Boatmen's Trust Company, filed as Exhibit 4(b) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, is incorporated by reference.

                  4(e) Copy of Second Amendment to Rights Agreement dated September 11, 1991 between H&R Block, Inc. and Boatmen's Trust Company, filed as Exhibit 4(c) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, is incorporated by reference.

                  4(f) Copy of Third Amendment to Rights Agreement dated May 10, 1995 between H&R Block, Inc. and Boatmen's Trust Company, filed as Exhibit 4(d) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, is incorporated by reference.

                  4(g) Copy of Fourth Amendment to Rights Agreement dated March 25, 1998 between H&R Block, Inc. and ChaseMellon Shareholder Services, L.L.C., filed on May 1, 1998 as Exhibit 5 to Form 8-A/A, is incorporated herein by reference.

                  4(h) Copy of Rights Agreement dated March 25, 1998 between H&R Block, Inc. and ChaseMellon Shareholder Services, L.L.C., filed on July 22, 1998 as Exhibit 1 to the Company's Registration Statement on Form 8-A, is incorporated herein by reference.

                  4(i) Form of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(e) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, is incorporated by reference.

                  4(j) Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc.

                  4(k) Form of Certificate of Designation, Preferences and Rights of Delayed Convertible Preferred Stock of H&R Block, Inc., filed as Exhibit 4(f) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, is incorporated by reference.

                  10(a) Agreement and Plan of Merger, dated as of September 7, 1997, by and among H&R Block, Inc., H&R Block Group, Inc., CompuServe Corporation, WorldCom, Inc., and Walnut Acquisition Company, L.L.C., filed on September 7, 1997 as Exhibit 2.1 to the Company's current report on Form 8-K, is incorporated herein by reference.

                  10(b) Stockholders Agreement, dated as of September 7, 1997, by and among H&R Block, Inc., H&R Block Group, Inc. and WorldCom, Inc., filed on September 7, 1997 as Exhibit 10.1 to the Company's current report on Form 8-K, is incorporated herein by reference.

                  10(c) Standstill Agreement, dated as of September 7, 1997, by and among H&R Block, Inc., H&R Block Group, Inc. and WorldCom, Inc., filed on September 7, 1997 as
                           Exhibit 10.2 to the Company's current report on Form 8-K, is incorporated herein by reference.

                  10(d) Stock Purchase Agreement dated April 14, 1997, among Fleet Financial Group, Inc., Fleet Holding Corp., H&R Block, Inc. and Block Financial Corporation, filed on July 2, 1997 as Exhibit 2.1 to the Company's current report on Form 8-K, is incorporated herein by reference.

                  10(e) The Company's 1993 Long-Term Executive Compensation Plan, as amended, filed as Exhibit 10(d) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1997, is incorporated herein by reference.

                  10(f) The H&R Block Long-Term Performance Program, as amended, filed as Exhibit 10(c) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, is incorporated herein by reference.

                  10(g) The H&R Block Deferred Compensation Plan for Directors, as amended, filed as Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1994, is incorporated herein by reference.

                  10(h) Amendment No. 2 to H&R Block Deferred Compensation Plan for Directors, filed as Exhibit 10(c) to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1997, is incorporated herein by reference.

                  10(i) Amendment No. 3 to H&R Block Deferred Compensation Plan for Directors, filed as Exhibit 10(c) to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1997, is incorporated herein by reference.

                  10(j) Amendment No. 4 to H&R Block Deferred Compensation Plan for Directors, filed as Exhibit 10(d) to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1997, is incorporated herein by reference.

                  10(k) Amendment No. 5 to H&R Block Deferred Compensation Plan for Directors, filed as Exhibit 10(c) to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1998, is incorporated herein by reference.

                  10(l) The H&R Block Deferred Compensation Plan for Executives, as amended (Amendments 1 through 5), filed as Exhibit 10(e) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, is incorporated herein by reference.

                  10(m) Amendment No. 6 to H&R Block Deferred Compensation Plan for Executives, filed as Exhibit 10(b) to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1995, is incorporated herein by reference.

                  10(n) Amendment No. 7 to H&R Block Deferred Compensation Plan for Executives, filed as Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1997, is incorporated herein by reference.

                  10(o) Amendment No. 8 to H&R Block Deferred Compensation Plan for Executives, filed as Exhibit 10(b) to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1997, is incorporated herein by reference.

                  10(p) Amendment No. 9 to H&R Block Deferred Compensation Plan for Executives, filed as Exhibit 10(f) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1997, is incorporated herein by reference.

                  10(q) Amendment No. 10 to H&R Block Deferred Compensation Plan for Executives, filed as Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1998, is incorporated herein by reference.

                  10(r) The H&R Block Supplemental Deferred Compensation Plan for Executives, filed as Exhibit 10(f) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, is incorporated herein by reference.

                  10(s) Amendment No. 1 to H&R Block Supplemental Deferred Compensation Plan for Executives, filed as Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1994, is incorporated herein by reference.

                  10(t) Amendment No. 2 to H&R Block Supplemental Deferred Compensation Plan for Executives, filed as Exhibit 10(c) to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1995, is incorporated herein by reference.

                  10(u) Amendment No. 3 to H&R Block Supplemental Deferred Compensation Plan for Executives, filed as Exhibit 10(b) to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1997, is incorporated herein by reference.

                  10(v) Amendment No. 4 to H&R Block Supplemental Deferred Compensation Plan for Executives, filed as Exhibit 10(e) to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1997, is incorporated herein by reference.

                  10(w) Amendment No. 5 to H&R Block Supplemental Deferred Compensation Plan for Executives, filed as Exhibit 10(g) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1997, is incorporated herein by reference.

                  10(x) Amendment No. 6 to H&R Block Supplemental Deferred Compensation Plan for Executives, filed as Exhibit 10(b) to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1998, is incorporated herein by reference.

                  10(y)    The H&R Block Short-Term Incentive Plan, filed as
                           Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1996, is incorporated herein by reference.

                  10(z) The Amendment and Termination of the H&R Block, Inc. Retirement Plan for Non-Employee Directors, filed as
                           Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1997, is incorporated herein by reference.

                  10(aa) The Company's 1989 Stock Option Plan for Outside Directors, as amended, filed as Exhibit 10(o) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1997, is incorporated herein by reference.

                  10(bb) The H&R Block Stock Plan for Non-Employee Directors, filed as Exhibit 10(e) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1997, is incorporated herein by reference.

                  10(cc) Employment Agreement dated October 11, 1996, between the Company and Frank L. Salizzoni, filed as Exhibit 10(b) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1996, is incorporated herein by reference.

                  13 That portion of the annual report to security holders for the fiscal year ended April 30, 1998 which is expressly incorporated by reference in this filing. Portions of such annual report to security holders not expressly incorporated by this reference in this filing are not deemed "filed" with the Commission.

                  16 Letter regarding change in Certifying Accountants dated July 27, 1998 from Deloitte & Touche LLP addressed to the Securities and Exchange Commission, filed on July 27, 1998 as Exhibit 16.1 to the Company's current report on Form 8-K, is incorporated herein by reference. The Statements contained in Item 4 of the Company's Form 8-K dated July 27, 1998 to which Deloitte & Touche LLP concurred in such letter are also contained in Item 9 of the Company's annual report on Form 10-K for the fiscal year ended April 30, 1998.

                  21       Subsidiaries of the Company.

                  23 The consent of Deloitte & Touche LLP, Certified Public Accountants.

                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  The registrant did not file any reports on Form 8-K during the fourth quarter of the year ended April 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       H&R BLOCK, INC.

      June 17, 1998                    By /s/ Frank L. Salizzoni
                                          ----------------------
                                              Frank L. Salizzoni, President and
                                       Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signature                                        Title

/s/ Frank L. Salizzoni                 President, Chief Executive Officer and
------------------------------         Director (principal executive officer)
Frank L. Salizzoni

/s/ G. Kenneth Baum                    Director
------------------------------
G. Kenneth Baum

/s/ Henry W. Bloch                     Director
------------------------------
Henry W. Bloch

/s/ Robert E. Davis                    Director
------------------------------
Robert E. Davis

/s/ Donna R. Ecton                     Director
------------------------------
Donna R. Ecton

/s/ Henry F. Frigon                    Director
------------------------------
Henry F. Frigon

/s/ Roger W. Hale                      Director
------------------------------
Roger W. Hale

/s/ Marvin L. Rich                     Director
------------------------------
Marvin L. Rich

/s/ Morton I. Sosland                  Director
------------------------------
Morton I. Sosland

/s/ Ozzie Wenich                       Senior Vice President and Chief Financial
------------------------------         Officer  (principal financial officer)
Ozzie Wenich

/s/ Patrick D. Petrie                  Vice President and
------------------------------         Corporate Controller
Patrick D. Petrie
                      (Signed as to each on June 17, 1998)

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
H&R Block, Inc.
Kansas City, Missouri

We have audited the consolidated financial statements of H&R Block, Inc. and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of H&R Block, Inc., and subsidiaries as of April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Kansas City, Missouri
June 16, 1998

                                H&R BLOCK, INC.
                                AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED APRIL 30, 1998, 1997 AND 1996


                                                              Additions
                                                        ----------------------
                                                       Charged
                                      Balance          to Costs         Charged                           Balance
                                     Beginning           and              to                              at End
       Description                   of Period         Expenses          Other         Deductions        of Period
  ----------------------             ---------         --------          -----         ----------        ---------

  Allowance for Doubtful
  Accounts-deducted from
  accounts receivable in
  the balance sheet

           1998                      $30,144,000      $75,171,000       $   -          $60,001,000      $45,314,000
                                     ===========      ===========       ========       ===========      ===========

           1997                      $ 4,419,000      $65,865,000       $   -          $40,140,000      $30,144,000
                                     ===========      ===========       ========       ===========      ===========

           1996                      $ 7,274,000      $31,766,000       $   -          $31,192,000      $ 7,848,000
                                     ===========      ===========       ========       ===========      ===========