Form 10-Q
period 1998-07-31
H&R BLOCK INC
filed 1998-09-14
CIK 12659

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes /x/   No / /

The number of shares outstanding of the registrant's Common Stock, without par value, at September 1, 1998 was 100,534,662 shares.

                                TABLE OF CONTENTS



                                                                           Page
                                                                           ----
PART I     Financial Information

           Consolidated Balance Sheets
              July 31, 1998 and April 30, 1998 ...........................   1

           Consolidated Statements of Operations
              Three Months Ended July 31, 1998 and 1997 ..................   2

           Consolidated Statements of Cash Flows
              Three Months Ended July 31, 1998 and 1997 ..................   3

           Notes to Consolidated Financial Statements ....................   4

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................   8

           Quantitative and Qualitative Disclosures about Market Risk.....  11

PART II    Other Information..............................................  12

SIGNATURES ...............................................................  13

                                 H&R BLOCK, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS


                                                                                        JULY 31,       APRIL 30,
                                                                                          1998           1998
                                                                                          ----           ----
                              ASSETS                                                   (UNAUDITED)     (AUDITED)
CURRENT ASSETS
    Cash and cash equivalents                                                       $     696,210  $     900,856
    Marketable securities                                                                 139,657        346,158
    Receivables, less allowance for doubtful accounts of $45,870
       and $45,314                                                                        813,697        793,237
    Prepaid expenses and other current assets                                             123,363        103,026
                                                                                    -------------  -------------
       TOTAL CURRENT ASSETS                                                             1,772,927      2,143,277

INVESTMENTS AND OTHER ASSETS
    Investments in marketable securities                                                  277,369        289,096
    Excess of cost over fair value of net tangible assets acquired,
       net of amortization                                                                295,803        288,580
    Other                                                                                 108,346        105,809
                                                                                    -------------  -------------
                                                                                          681,518        683,485
PROPERTY AND EQUIPMENT, at cost less accumulated
    depreciation and amortization                                                          72,901         77,321
                                                                                    -------------  -------------
                                                                                    $   2,527,346  $   2,904,083
                                                                                    =============  =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                   $     765,503  $     643,002
    Accounts payable, accrued expenses and deposits                                        97,880        114,875
    Accrued salaries, wages and payroll taxes                                              16,254         96,168
    Accrued taxes on earnings                                                             222,933        422,847
                                                                                    -------------  -------------
       TOTAL CURRENT LIABILITIES                                                        1,102,570      1,276,892

LONG-TERM DEBT                                                                            249,688        249,675

OTHER NONCURRENT LIABILITIES                                                               38,365         35,884

STOCKHOLDERS' EQUITY
    Common stock, no par, stated value $.01 per share                                       1,089          1,089
    Additional paid-in capital                                                            432,165        432,335
    Retained earnings                                                                     961,530      1,010,545
    Accumulated other comprehensive income (loss)                                         (30,982)       (24,515)
                                                                                    -------------  -------------
                                                                                        1,363,802      1,419,454
    Less cost of 5,436,964 and 1,992,043 shares of common stock
       in treasury                                                                        227,079         77,822
                                                                                    -------------  -------------
                                                                                        1,136,723      1,341,632
                                                                                    -------------  -------------
                                                                                    $   2,527,346  $   2,904,083
                                                                                    =============  =============

                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                 THREE MONTHS ENDED
                                                                                 ------------------
                                                                                       JULY 31,
                                                                                       --------
                                                                                  1998               1997
                                                                                  ----               ----
REVENUES
     Service revenues                                                     $      47,702        $      30,360
     Product revenues                                                            28,642                6,011
     Royalties                                                                    1,067                1,017
     Other                                                                        1,476                1,822
                                                                          -------------        -------------
                                                                                 78,887               39,210
                                                                          -------------        -------------
OPERATING EXPENSES
     Employee compensation and benefits                                          43,435               30,193
     Occupancy and equipment                                                     40,761               35,600
     Interest                                                                    17,551                8,238
     Marketing and advertising                                                    3,798                3,299
     Supplies, freight and postage                                                3,074                2,117
     Other                                                                       28,899               20,462
                                                                          -------------        -------------
                                                                                137,518               99,909
                                                                          -------------        -------------

Operating loss                                                                  (58,631)             (60,699)

OTHER INCOME
     Investment income, net                                                      13,890                5,190
                                                                          -------------        -------------

Loss from continuing operations before income tax benefit                       (44,741)             (55,509)

Income tax benefit                                                              (17,002)             (20,648)
                                                                          -------------        -------------

Net loss from continuing operations                                             (27,739)             (34,861)

Net loss from discontinued operations (less applicable
     income tax benefit of ($1,489))                                             -                    (3,274)
                                                                          -------------        -------------

Net loss                                                                  $     (27,739)       $     (38,135)
                                                                          =============        =============


Weighted average number of common shares outstanding                            104,976              104,102
                                                                          =============        =============

Basic and diluted net loss per share from continuing operations           $        (.26)       $        (.33)
                                                                          =============        =============

Basic and diluted net loss per share                                      $        (.26)       $        (.37)
                                                                          =============        =============

Dividends per share                                                       $         .20        $         .20
                                                                          =============        =============


                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         UNAUDITED, AMOUNTS IN THOUSANDS

                                                                                        THREE MONTHS ENDED
                                                                                             JULY 31,
                                                                                             --------
                                                                                        1998              1997
                                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $      (27,739)   $      (38,135)
    Adjustments to reconcile net loss to net cash provided
          by (used in) operating activities:
       Depreciation and amortization                                                    13,388             8,796
       Other noncurrent liabilities                                                      2,481             1,146
       Changes in:
          Receivables                                                                  (20,460)          342,147
          Prepaid expenses and other current assets                                    (20,337)          (21,439)
          Net assets of discontinued operations                                          -                 4,177
          Accounts payable, accrued expenses and deposits                              (16,995)          (19,605)
          Accrued salaries, wages and payroll taxes                                    (79,914)          (96,471)
          Accrued taxes on earnings                                                   (200,487)          (39,936)
                                                                                --------------    --------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               (350,063)          140,680
                                                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                                (117,868)         (111,837)
    Maturities of marketable securities                                                337,604           138,738
    Purchases of property and equipment                                                 (4,018)           (4,149)
    Excess of cost over fair value of net tangible assets acquired,
       net of cash acquired                                                            (12,127)         (223,209)
    Other, net                                                                          (9,986)           (5,138)
                                                                                --------------    --------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                193,605          (205,595)
                                                                                --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of notes payable                                                     (1,762,864)       (2,808,632)
    Proceeds from issuance of notes payable                                          1,885,365         2,740,059
    Proceeds from issuance of long-term debt                                                13             -
    Dividends paid                                                                     (21,275)          (20,816)
    Payments to acquire treasury shares                                               (153,788)            -
    Proceeds from stock options exercised                                                4,361             1,145
                                                                                --------------    --------------
    NET CASH USED IN FINANCING ACTIVITIES                                              (48,188)          (88,244)
                                                                                --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (204,646)         (153,159)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                   900,856           457,079
                                                                                --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                  $      696,210    $      303,920
                                                                                ==============    ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Income taxes paid                                                           $      182,815    $       19,950
    Interest paid                                                                       13,952             5,668

                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Unaudited, dollars in thousands, except share data

1. The Consolidated Balance Sheet as of July 31, 1998, the Consolidated Statements of Operations for the three months ended July 31, 1998 and 1997, and the Consolidated Statements of Cash Flows for the three months ended July 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1998 and for all periods presented have been made.

   Reclassifications have been made to prior year amounts to conform with the current year presentation.

   Principles of consolidation: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries and companies that are directly or indirectly controlled by the Company through majority ownership or otherwise.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1998 Annual Report to Shareholders.

   Operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Thus, the three-month results are not indicative of results to be expected for the year.

2. On January 31, 1998, the Company completed the sale of all of its interest in CompuServe Corporation (CompuServe) to a subsidiary of WorldCom, Inc. (WorldCom). The Consolidated Statement of Operations for the three months ended July 31, 1997 and the Consolidated Statement of Cash Flows for the three months ended July 31, 1997 have been reclassified to reflect CompuServe as discontinued operations. CompuServe's revenues for the three months ended July 31, 1997 were $205.7 million.

3. Receivables consist of the following:


                                              July 31,          April 30,
                                              --------          ---------
                                                1998              1998
                                                ----              ----
                                                               (Audited)
   Mortgage loans held for sale          $      513,007    $       448,102
   Credit card loans                            194,566            202,852
   Other                                        151,994            187,597
                                         --------------    ---------------
                                                859,567            838,551
   Allowance for doubtful accounts               45,870             45,314
                                         --------------    ---------------
                                         $      813,697    $       793,237
                                         ==============    ===============

4. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

5. Basic and diluted net loss per share is computed using the weighted average number of shares outstanding during each period. Diluted net loss per share excludes the impact of common stock options outstanding of 8,669,184 shares and the conversion of 1,088 shares of preferred stock to common stock, as they are antidilutive. The weighted average shares outstanding for the first quarter of fiscal 1999 increased to 104,976,000 from 104,102,000 last year, due to stock option exercises during fiscal 1998. The increase was partially reduced by the repurchase of treasury shares by the Company during the period from February 1998 to July 1998.

6. During the three months ended July 31, 1998 and 1997, the Company issued 111,379 and 50,145 shares, respectively, pursuant to provisions for exercise of stock options under its stock option plans. During the three months ended July 31, 1998, the Company acquired 3,556,300 shares of its common stock at an aggregate cost of $153,788.

7. CompuServe, certain current and former officers and directors of CompuServe and the registrant have been named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio. All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit also alleges certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits is unspecified, but includes pleas for rescission and damages. One Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits have been consolidated, the defendants have filed a motion to dismiss the consolidated suits, and the court has stayed all proceedings pending the outcome of the state court suits. The four state court lawsuits also allege violations of various state statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. The state lawsuits have been consolidated for discovery purposes and defendants have filed a motion for summary judgment covering all four state lawsuits. In the state lawsuits, the court entered an order in July 1998 that the suits entitled Harvey Greenfield v. CompuServe Corporation, et al., Jeffrey Schnipper v. CompuServe Corporation, and Philip Silverglate v. CompuServe Corporation, et al. be maintained as a class action on behalf of the following class:

   "All persons and entities who purchased shares of common stock of CompuServe Corporation between April 18, 1996 pursuant to the CompuServe's initial public offering or on the open market and July 16, 1996, and who were damaged thereby. All named defendants to these consolidated actions, members of their immediate families, any entity in which they have a controlling interest, and their legal representatives, heirs, successors or assigns are excluded from the class."

   Plaintiffs Greenfield, Schnipper and Silverglate were designated as class representatives. The Florida State Board of Administration v. CompuServe Corporation, et al. case pending in state court was not included in the class certification order as the plaintiff in such case did not seek class certification of its action. As a part of the sale of its interest in CompuServe, the Company has agreed to indemnify WorldCom and CompuServe against 80.1% of any losses and expenses incurred by them with respect to these lawsuits. The defendants are vigorously defending these lawsuits.

8. Summarized financial information for Block Financial Corporation, an indirect, wholly owned subsidiary of the Company, is presented below.

                                                                        July 31,     April 30,
                                                                          1998         1998
                                                                          ----         ----
                                                                                   (Audited)
Condensed balance sheets:
     Cash and cash equivalents                                        $   93,138   $   30,895
     Finance receivables, net                                            791,901      737,005
     Other assets                                                        315,438      311,759
                                                                      ----------   ----------
          Total assets                                                $1,200,477   $1,079,659
                                                                      ==========   ==========

     Commercial paper                                                 $  765,503   $  643,002
     Long-term debt                                                      249,688      249,675
     Other liabilities                                                    51,268       57,372
     Stockholder's equity                                                134,018      129,610
                                                                      ----------   ----------
         Total liabilities and stockholder's equity                   $1,200,477   $1,079,659
                                                                      ==========   ==========

                                                                          Three months ended
                                                                          ------------------
                                                                               July 31,
                                                                               --------
                                                                           1998         1997
                                                                           ----         ----
Condensed statements of operations:
     Revenues                                                         $   61,829   $   28,609
     Earnings (loss) from operations                                       7,148       (6,330)
     Net earnings (loss)                                                   4,427       (3,887)

9. The Company sells short treasury securities under an open repurchase agreement that can be adjusted at any time by either party. The position on certain or all of the fixed rate mortgages is closed when the Company enters into a forward commitment to sell those mortgages. Deferred losses on the treasury securities hedging instrument amounted to $1,153 at July 31, 1998. The contract value and the market value of this hedging instrument at July 31, 1998 was $54,578 and $54,821, respectively. The contract value and market value of the forward commitment at July 31, 1998 was $335,000 and $330,913, respectively.

10. In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires that all changes in equity during the period, except those resulting from investments by and distributions to owners, be reported as "comprehensive income" in the financial statements. The Company's comprehensive income is comprised of net earnings (loss), foreign currency translation adjustments and the change in the net unrealized gain or loss on marketable securities. The adoption of SFAS 130 had no effect on the Company's consolidated financial statements. The components of comprehensive income (loss) during the three months ended July 30, 1998 and 1997 were:

                                                                           Three months ended
                                                                           ------------------
                                                                                 July 31,
                                                                                 --------
                                                                           1998            1997
                                                                           ----            ----
    Net loss                                                             $(27,739)       $(38,135)
    Change in net unrealized gain (loss) on mkt. securities                   935             463
    Change in foreign currency translation adjustments                     (7,402)           (106)
                                                                         --------        --------
    Comprehensive income (loss)                                          $(34,206)       $(37,778)
                                                                         ========        ========

11. In the first quarter of fiscal year 1999, the Company acquired operations that management determined to be a new reportable operating segment. The new segment, Business services, is primarily engaged in providing accounting, tax and consulting services to business clients and tax, estate planning and financial planning services to individuals. The Business services segment offers its services through a regional accounting firm based in Kansas City, Missouri. Revenues of this segment are seasonal in nature.

    Information concerning the Company's operations by reportable operating segments for the three months ended July 31, 1998 and 1997 is as follows:

                                                                          Three months ended
                                                                          ------------------
                                                                                July 31,
                                                                                --------
                                                                          1998            1997
                                                                          ----            ----
     Revenues:
           U.S. tax operations                                          $ 12,179        $ 11,432
           International tax operations                                    3,437           3,380
           Mortgage operations                                            52,705          14,208
           Credit card operations                                          8,314           9,307
           Business services                                               1,330             -
           Unallocated corporate                                             922           1,010
           Inter-segment sales                                               -              (127)
                                                                        --------        --------
                                                                        $ 78,887        $ 39,210
                                                                        ========        ========

     Earnings (loss) from continuing operations:
           U.S. tax operations                                          $(57,493)       $(49,338)
           International tax operations                                   (5,971)         (5,124)
           Mortgage operations                                            13,787            (491)
           Credit card operations                                         (1,966)         (2,982)
           Business services                                                (114)            -
           Unallocated corporate                                          (2,431)         (1,183)
           Acquisition interest expense                                   (4,443)         (1,581)
           Investment income, net                                         13,890           5,190
                                                                        --------        --------
     Loss from continuing operations before
          income tax benefit                                            $(44,741)       $(55,509)
                                                                        ========        ========


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 3, respectively.

Working capital decreased to $670.4 million at July 31, 1998 from $866.4 million at April 30, 1998. The working capital ratio at July 31, 1998 is
1.6 to 1, compared to 1.7 to 1 at April 30, 1998. The decrease in working capital and the working capital ratio is primarily due to the repurchase of treasury shares and the seasonal nature of the Company's U.S. tax operations segment. Tax return preparation occurs almost entirely in the fourth quarter and has the effect of increasing certain assets and liabilities during this time.

The Company maintains seasonal lines of credit to support short-term borrowing facilities in the United States and Canada. The credit limits of these lines fluctuate according to the amount of short-term borrowings outstanding during the year.

The Company incurs short-term borrowings throughout the year to fund receivables associated with its nonconforming mortgage loan, credit card and other financial services programs. These short-term borrowings in the U.S. are supported by a $1.3 billion back-up credit facility through November 1998, subject to renewal.

The Company's capital expenditures and dividend payments during the first three months were funded through internally-generated funds.

At July 31, 1998, short-term borrowings used to fund mortgage loans, credit cards and other programs increased to $765.5 million from $643.0 million at April 30, 1998 due mainly to the funding of mortgage operations. For the three months ended July 31, 1998 and 1997, interest expense was $17.6 million and $8.2 million, respectively. The increase in interest expense is primarily attributable to the funding of mortgage operations with short-term borrowings and the long-term debt issued to fund the acquisition of Option One Mortgage Corporation (Option One).

The Company announced in December 1993 its intention to repurchase from time to time up to 10 million of its shares on the open market. In July 1996, the Company announced its intention to repurchase up to 10 million additional shares in the open market over a two-year period following the separation of CompuServe. At July 31, 1998, 8.7 million shares had been repurchased. The Company plans to continue to purchase its shares on the open market in accordance with these authorizations, subject to various factors including the price of the stock, availability of excess cash, the ability to maintain financial flexibility, and other investment opportunities available.

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

The analysis that follows should be read in conjunction with the table below and the Consolidated Statements of Operations found on page 2.

                                           THREE MONTHS ENDED JULY 31, 1998 COMPARED TO
                                           --------------------------------------------
                                                 THREE MONTHS ENDED JULY 31, 1997
                                                 --------------------------------
                                                      (AMOUNTS IN THOUSANDS)

                                                        Revenues                          Earnings (loss)
                                            --------------------------------     ------------------------------
                                                  1998              1997              1998              1997
                                                  ----              ----              ----              ----


U.S. tax operations                         $        12,179   $       11,432     $      (57,493)   $     (49,338)

International tax operations                          3,437            3,380             (5,971)          (5,124)

Mortgage operations                                  52,705           14,208             13,787             (491)

Credit card operations                                8,314            9,307             (1,966)          (2,982)

Business services                                     1,330              -                 (114)             -

Unallocated corporate                                   922            1,010             (2,431)          (1,183)

Acquisition interest expense                            -                -               (4,443)          (1,581)

Investment income, net                                  -                -               13,890            5,190

Inter-segment sales                                     -               (127)               -                -
                                            ---------------   --------------     --------------    -------------

                                            $        78,887   $       39,210            (44,741)         (55,509)
                                            ===============   ==============

Income tax benefit                                                                      (17,002)         (20,648)
                                                                                 --------------    -------------

Net loss from continuing operations                                                     (27,739)         (34,861)

Net loss from discontinued operations                                                       -             (3,274)
                                                                                 --------------    -------------

Net loss                                                                         $      (27,739)   $     (38,135)
                                                                                 ==============    =============


Consolidated revenues for the three months ended July 31, 1998 increased 101.2% to $78.9 million from $39.2 million reported last year. The increase is primarily due to revenues from Mortgage operations of $52.7 million, a 271.0% increase over last year.

The consolidated pretax loss from continuing operations for the first quarter of fiscal 1999 decreased to $44.7 million from $55.5 million in the first quarter of last year. The decrease is attributable to Mortgage operations' pretax earnings of $13.8 million compared to a pretax loss of $491 thousand in the first quarter of last year and increased investment income.

The net loss from continuing operations was $27.7 million, or $.26 per share, compared to $34.9 million, or $.33 per share, for the same period last year.

An analysis of operations by reportable operating segments follows.

U.S. TAX OPERATIONS

Revenues increased 6.5% to $12.2 million from $11.4 million last year, resulting primarily from higher tax preparation fees that are attributable to increases in pricing.

The pretax loss increased 16.5% to $57.5 million from $49.3 million in the first quarter of last year due to normal operational increases in compensation, rent and other facility-related expenses. Also contributing to the increases in rent and other facility-related expenses is an increase in the amount of tax office space maintained under lease during this year's off-season. Due to the nature of this segment's business, first quarter operating results are not indicative of expected results for the entire fiscal year.

INTERNATIONAL TAX OPERATIONS

Revenues increased 1.7% to $3.4 million compared to the prior year's first quarter. The increase is principally attributable to an increase in tax preparation fees in Australia resulting from both increases in the number of returns prepared over last year and higher prices, along with increased royalities from overseas franchises. These increases were partially offset by decreased tax preparation fees in Canada due to a decline in the number of returns prepared.

The pretax loss increased 16.5% to $6.0 million from $5.1 million last year. The increase is due to continued expansion in the United Kingdom, with an increase of 16 offices over the same period last year, and normal operational increases in compensation, rent and other facility-related expenses in Canada. The increased losses were partially reduced by improved results over the prior quarter in Australia. Due to the nature of this segment's business, first quarter operating results are not indicative of expected results for the entire fiscal year.

MORTGAGE OPERATIONS

Revenues increased 271.0% to $52.7 million from $14.2 million in the same period last year. The increase is attributable to Option One, which was acquired on June 17, 1997. Option One contributed revenues of $44.3 million for the quarter compared to $9.1 million for the one-and-a-half-month period last year. Option One originated and sold $779.9 million and $705.5 million in loans, respectively, during the first quarter of fiscal 1999. Companion Mortgage also contributed improved revenues due to interest income earned on higher balances of mortgage loans held for sale.

Mortgage operations contributed pretax earnings of $13.8 million this year compared to a $491 thousand pretax loss during the first quarter of fiscal 1998. Option One contributed earnings of $14.0 million, including goodwill amortization of $3.1 million.

CREDIT CARD OPERATIONS

Revenues decreased 10.7% to $8.3 million from $9.3 million in the prior year due to a decline in the average revolving credit card balance by 21.0% from the first quarter of fiscal 1998.

The pretax loss declined 34.1% to $2.0 million from $3.0 million last year. The decrease is attributable to lower marketing and advertising expenses and lower service fees resulting from the decrease in the number of credit cards outstanding.

BUSINESS SERVICES

Business services is a new reportable operating segment for fiscal year 1999. The Company acquired its first accounting firm in May 1998, which contributed revenues of $1.3 million and a pretax loss of $114 thousand for the first quarter of fiscal 1999, including goodwill amortization of $73 thousand. Due to the nature of this segment's business, revenues are slightly seasonal, while expenses are relatively fixed throughout the year. Results for the first quarter are not indicative of the expected results for the entire year.

INVESTMENT INCOME, NET

Net investment income increased 167.6% to $13.9 million from $5.2 million last year. The increase is due to additional funds available for investment resulting from the proceeds of the monetization of WorldCom, Inc. stock during fiscal 1998.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the first quarter increased 105.5% to $2.4 million from $1.2 million in the comparable period last year. The increase is a result of the start-up of a business which offers financial planning services through the Company's tax offices, and increased employee costs, technology and shareholder-related expenses.

Acquisition interest expense of $4.4 million represents the interest on the debt associated with the acquisition of Option One.


                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

There have been no material changes in market risk from those reported at April 30, 1998.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   CompuServe, certain current and former officers and directors of CompuServe and the registrant have been named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio. All suits involve claims based on allegations of omissions and misstatements of fact in connection with CompuServe's initial public offering in April 1996. Relief sought in the lawsuits is unspecified, but includes pleas for rescission and damages. The Federal suits have been consolidated, the defendants have filed a motion to dismiss the consolidated suits, and the court has stayed all proceedings pending the outcome of the state court suits. The state lawsuits have been consolidated for discovery purposes and defendants have filed a motion for summary judgment covering all four state lawsuits. In the state lawsuits, the court entered an order in July 1998 that the suits entitled Harvey Greenfield v. CompuServe Corporation, et al., Jeffrey Schnipper v. CompuServe Corporation, and Philip Silverglate v. CompuServe Corporation, et al. be maintained as a class action on behalf of the following class:

   "All persons and entities who purchased shares of common stock of CompuServe Corporation between April 18, 1996 pursuant to the CompuServe's initial public offering or on the open market and July 16, 1996, and who were damaged thereby. All named defendants to these consolidated actions, members of their immediate families, any entity in which they have a controlling interest, and their legal representatives, heirs, successors or assigns are excluded from the class."

   Plaintiffs Greenfield, Schnipper and Silverglate were designated as class representatives. The Florida State Board of Administration v. CompuServe Corporation, et al. case pending in state court was not included in the class certification order as the plaintiff in such case did not seek class certification of its action. The defendants continue to vigorously defend these lawsuits.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)    Exhibits

      10(a)  Employment Agreement between HRB Management, Inc. and Mark A. Ernst

      (27)   Financial Data Schedule

b)    Reports on Form 8-K

     A Form 8-K, Current Report, dated July 20, 1998, was filed by the registrant reporting as an "Item 4" the change in the Registrant's certifying accountant. The registrant reported under "Item 7" the letter from the previous auditors, Deloitte & Touche LLP, addressed to the Securities and Exchange Commission. The registrant did not file any other reports on Form 8-K during the first quarter of fiscal 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             H&R BLOCK, INC.
                                        ------------------------------------
                                             (Registrant)



DATE  9/14/98                        BY      /s/ Ozzie Wenich
      -------                           ------------------------------------
                                               Ozzie Wenich
                                           Senior Vice President and
                                            Chief Financial Officer



DATE  9/14/98                        BY     /s/ Cheryl L. Givens
      -------                           ------------------------------------
                                              Cheryl L.Givens
                                     Vice President and Corporate Controller