Form 10-Q
period 1998-10-31
H&R BLOCK INC
filed 1998-12-15
CIK 12659

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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
The number of shares outstanding of the registrant's Common Stock, without par value, at December 1, 1998 was 97,622,285 shares.

                                TABLE OF CONTENTS




                                                                                                             PAGE
PART I          Financial Information
                Consolidated Balance Sheets
                   October 31, 1998 and April 30, 1998 ....................................................    1

                Consolidated Statements of Operations
                   Three Months Ended October 31, 1998 and 1997 ...........................................    2
                   Six Months Ended October 31, 1998 and 1997 .............................................    3

                Consolidated Statements of Cash Flows
                   Six Months Ended October 31, 1998 and 1997 .............................................    4

                Notes to Consolidated Financial Statements ................................................    5

                Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................................................   10

                Quantitative and Qualitative Disclosures about Market Risk.................................   22

PART II         Other Information..........................................................................   23

SIGNATURES.................................................................................................   27

                                 H&R BLOCK, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS





                                                                                       OCTOBER 31,     APRIL 30,
                                                                                          1998           1998
                                                                                          ----           ----
                              ASSETS                                                   (UNAUDITED)     (AUDITED)

CURRENT ASSETS
    Cash and cash equivalents                                                       $     307,941  $     900,856
    Marketable securities                                                                 148,753        346,158
    Receivables, less allowance for doubtful accounts of $47,493
       and $45,314                                                                      1,357,029        793,237
    Prepaid expenses and other current assets                                             153,313        103,026
                                                                                    -------------  -------------
       TOTAL CURRENT ASSETS                                                             1,967,036      2,143,277

INVESTMENTS AND OTHER ASSETS
    Investments in marketable securities                                                  123,438        289,096
    Excess of cost over fair value of net tangible assets acquired,
       net of amortization                                                                295,441        288,580
    Other                                                                                 108,111        105,809
                                                                                    -------------  -------------
                                                                                          526,990        683,485
PROPERTY AND EQUIPMENT, at cost less accumulated
    depreciation and amortization                                                          75,084         77,321
                                                                                    -------------  -------------
                                                                                    $   2,569,110  $   2,904,083
                                                                                    =============  =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                   $   1,235,989  $     643,002
    Accounts payable, accrued expenses and deposits                                        86,524        114,875
    Accrued salaries, wages and payroll taxes                                              11,817         96,168
    Accrued taxes on earnings                                                             129,792        422,847
                                                                                    -------------  -------------
       TOTAL CURRENT LIABILITIES                                                        1,464,122      1,276,892

LONG-TERM DEBT                                                                            249,958        249,675

OTHER NONCURRENT LIABILITIES                                                               38,341         35,884

STOCKHOLDERS' EQUITY
    Common stock, no par, stated value $.01 per share                                       1,089          1,089
    Additional paid-in capital                                                            410,784        432,335
    Retained earnings                                                                     905,384      1,010,545
    Accumulated other comprehensive income (loss)                                         (31,588)       (24,515)
                                                                                    -------------  -------------
                                                                                        1,285,669      1,419,454
    Less cost of 11,402,585 and 1,992,043 shares of common stock
       in treasury                                                                        468,980         77,822
                                                                                    -------------  -------------
                                                                                          816,689      1,341,632
                                                                                    -------------  -------------
                                                                                    $   2,569,110  $   2,904,083
                                                                                    =============  =============


                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS




                                                                                   THREE MONTHS ENDED
                                                                                   ------------------
                                                                                       OCTOBER 31,
                                                                                       -----------
                                                                                1998               1997
                                                                                ----               ----
REVENUES
     Service revenues                                                     $      63,937        $      56,469
     Product revenues                                                            23,154               22,201
     Royalties                                                                    2,995                3,401
     Other                                                                        3,542                  921
                                                                          -------------        -------------
                                                                                 93,628               82,992
                                                                          -------------        -------------
OPERATING EXPENSES
     Employee compensation and benefits                                          49,271               41,849
     Occupancy and equipment                                                     41,798               38,111
     Interest                                                                    18,280               13,355
     Marketing and advertising                                                    8,492                8,430
     Supplies, freight and postage                                                5,548                5,617
     Other                                                                       31,269               28,662
                                                                          -------------        -------------
                                                                                154,658              136,024
                                                                          -------------        -------------

Operating loss                                                                  (61,030)             (53,032)

OTHER INCOME
     Investment income, net                                                       9,646                3,191
     Other, net                                                                   1,106                   12
                                                                          -------------        -------------
                                                                                 10,752                3,203

Loss from continuing operations before income tax benefit                       (50,278)             (49,829)

Income tax benefit                                                              (19,105)             (19,380)
                                                                          -------------        -------------

Net loss from continuing operations                                             (31,173)             (30,449)

Net loss from discontinued operations (less applicable
     income tax benefit of ($6,730))                                                -                (10,782)
                                                                          -------------        -------------

Net loss                                                                  $     (31,173)       $     (41,231)
                                                                          =============        =============


Weighted average number of common shares outstanding                             99,122              104,552
                                                                          =============        =============

Basic and diluted net loss per share from continuing operations           $        (.31)       $        (.29)
                                                                          =============        =============

Basic and diluted net loss per share                                      $        (.31)       $        (.39)
                                                                          =============        =============

Dividends per share                                                       $         .25        $         .20
                                                                          =============        =============

                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS





                                                                                     SIX MONTHS ENDED
                                                                                     ----------------
                                                                                        OCTOBER 31,
                                                                                        -----------
                                                                                1998               1997
                                                                                ----               ----
REVENUES
     Service revenues                                                     $     111,639        $      86,829
     Product revenues                                                            51,796               28,212
     Royalties                                                                    4,062                4,418
     Other                                                                        5,018                2,743
                                                                          -------------        -------------
                                                                                172,515              122,202
                                                                          -------------        -------------
OPERATING EXPENSES
     Employee compensation and benefits                                          92,706               72,042
     Occupancy and equipment                                                     82,559               73,711
     Interest                                                                    35,831               21,540
     Marketing and advertising                                                   12,290               11,729
     Supplies, freight and postage                                                8,622                7,734
     Other                                                                       60,168               49,177
                                                                          -------------        -------------
                                                                                292,176              235,933
                                                                          -------------        -------------

Operating loss                                                                 (119,661)            (113,731)

OTHER INCOME
     Investment income, net                                                      23,536                8,381
     Other, net                                                                   1,106                   12
                                                                          -------------        -------------
                                                                                 24,642                8,393

Loss from continuing operations before income tax benefit                       (95,019)            (105,338)

Income tax benefit                                                              (36,107)             (40,028)
                                                                          -------------        -------------

Net loss from continuing operations                                             (58,912)             (65,310)

Net loss from discontinued operations (less applicable
     income tax benefit of ($8,218))                                                -                (14,056)
                                                                          -------------        -------------

Net loss                                                                  $     (58,912)       $     (79,366)
                                                                          =============        =============


Weighted average number of common shares outstanding                            102,049              104,327
                                                                          =============        =============

Basic and diluted net loss per share from continuing operations           $        (.58)       $        (.63)
                                                                          =============        =============

Basic and diluted net loss per share                                      $        (.58)       $        (.76)
                                                                          =============        =============

Dividends per share                                                       $         .45        $         .40
                                                                          =============        =============

                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         UNAUDITED, AMOUNTS IN THOUSANDS





                                                                                         SIX MONTHS ENDED
                                                                                         ----------------
                                                                                            OCTOBER 31,
                                                                                            -----------
                                                                                      1998              1997
                                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $      (58,912)   $      (79,366)
    Adjustments to reconcile net loss to net cash
          used in operating activities:
       Depreciation and amortization                                                    26,884            19,034
       Other noncurrent liabilities                                                      2,457             2,457
       Changes in:
          Receivables                                                                 (563,792)          215,320
          Prepaid expenses and other current assets                                    (50,287)          (26,922)
          Net assets of discontinued operations                                            -              13,304
          Accounts payable, accrued expenses and deposits                              (28,351)          (90,562)
          Accrued salaries, wages and payroll taxes                                    (84,351)         (102,073)
          Accrued taxes on earnings                                                   (294,179)          (75,814)
                                                                                --------------    --------------
    NET CASH USED IN OPERATING ACTIVITIES                                           (1,050,531)         (124,622)
                                                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                                (198,969)         (132,328)
    Maturities of marketable securities                                                564,988           188,309
    Purchases of property and equipment                                                (14,896)           (6,826)
    Excess of cost over fair value of net tangible assets acquired,
       net of cash acquired                                                            (16,513)         (227,787)
    Other, net                                                                         (11,024)          (16,016)
                                                                                --------------    --------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                323,586          (194,648)
                                                                                --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of notes payable                                                     (3,277,627)       (6,045,212)
    Proceeds from issuance of notes payable                                          3,870,614         5,887,832
    Proceeds from issuance of long-term debt                                               -             249,650
    Dividends paid                                                                     (46,248)          (41,670)
    Payments to acquire treasury shares                                               (472,566)              -
    Proceeds from stock options exercised                                               59,857            27,694
                                                                                --------------    --------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                          134,030            78,294
                                                                                --------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (592,915)         (240,976)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                   900,856           457,079
                                                                                --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                  $      307,941    $      216,103
                                                                                ==============    ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Income taxes paid                                                           $      257,402    $       36,272
    Interest paid                                                                       33,524            18,643

                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Unaudited, dollars in thousands, except share data


1. The Consolidated Balance Sheet as of October 31, 1998, the Consolidated Statements of Operations for the three and six months ended October 31, 1998 and 1997, and the Consolidated Statements of Cash Flows for the six months ended October 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1998 and for all periods presented have been made.

     Reclassifications have been made to prior year and prior period amounts to conform with the current year presentation.

     Principles of consolidation: The consolidated financial statements include the accounts of the Company, all majority-owned subsidiaries and companies that are directly or indirectly controlled by the Company through majority ownership or otherwise.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1998 Annual Report to Shareholders.

     Operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Thus, the six-month results are not indicative of results to be expected for the year.

2. On January 31, 1998, the Company completed the sale of all of its interest in CompuServe Corporation (CompuServe) to a subsidiary of WorldCom, Inc. (WorldCom). The Consolidated Statements of Operations for the three and six months ended October 31, 1997 and the Consolidated Statement of Cash Flows for the six months ended October 31, 1997 reflect CompuServe as discontinued operations. CompuServe's revenues for the three and six months ended October 31, 1997 were $205.4 million and $411.1 million, respectively.

3.   Receivables consist of the following:


                                                      October 31,        April 30,
                                                      -----------        ---------
                                                          1998              1998
                                                          ----              ----
                                                                         (Audited)
     Mortgage loans held for sale                  $    1,057,348    $       448,102
     Credit card loans                                    188,642            202,852
     Other                                                158,532            187,597
                                                   --------------    ---------------
                                                        1,404,522            838,551
     Allowance for doubtful accounts                       47,493             45,314
                                                   --------------    ---------------
                                                   $    1,357,029    $       793,237
                                                   ==============    ===============

4. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

5. Basic and diluted net loss per share is computed using the weighted average number of shares outstanding during each period. Diluted net loss per share excludes the impact of common stock options outstanding of 6,775,159 shares and the conversion of 712 shares of preferred stock to common stock, as they are antidilutive. The weighted average shares outstanding for the six months ended decreased to 102,049,000 from 104,327,000 last year, due to the repurchase of treasury shares by the Company during the period from February 1998 to October 1998. The decrease was partially offset by stock option exercises during fiscal 1998 and 1999.

6. During the six months ended October 31, 1998 and 1997, the Company issued 1,918,558 and 878,506 shares, respectively, pursuant to provisions for exercise of stock options under its stock option plans. During the six months ended October 31, 1998, the Company acquired 11,365,100 shares of its common stock at an aggregate cost of $472,566.

7. CompuServe, certain current and former officers and directors of CompuServe and the registrant have been named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio. All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit also alleges certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits is unspecified, but includes pleas for rescission and damages. One Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits were consolidated, the defendants filed a motion to dismiss the consolidated suits, the district court stayed all proceedings pending the outcome of the state court suits, and the United States Court of Appeals for the Sixth Circuit affirmed such stay on November 10, 1998. The four state court lawsuits also allege violations of various state statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. The state lawsuits were consolidated for discovery purposes and defendants filed a motion for summary judgment covering all four state lawsuits. In the state lawsuits, the court entered an order in July 1998 that the suits entitled Harvey

     Greenfield v. CompuServe Corporation, et al., Jeffrey Schnipper v. CompuServe Corporation, and Philip Silverglate v. CompuServe Corporation, et al. be maintained as a class action on behalf of the following class:

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

     Plaintiffs Greenfield, Schnipper and Silverglate were designated as class representatives. The Florida State Board of Administration v. CompuServe Corporation, et al. case pending in state court was not included in the class certification order as the plaintiff in such case did not seek class certification of its action. As a part of the sale of its interest in CompuServe, the Company agreed to indemnify WorldCom and CompuServe against 80.1% of any losses and expenses incurred by them with respect to these lawsuits. The defendants are vigorously defending these lawsuits.

8. Summarized financial information for Block Financial Corporation, an indirect, wholly owned subsidiary of the Company, is presented below.



                                                                                   October 31,        April 30,
                                                                                   -----------        ---------
                                                                                      1998              1998
                                                                                      ----              ----
                                                                                                      (Audited)
     Condensed balance sheets:
         Cash and cash equivalents                                              $       26,518    $        30,895
         Finance receivables, net                                                    1,341,162            737,005
         Other assets                                                                  316,605            311,759
                                                                                --------------    ---------------
              Total assets                                                      $    1,684,285    $     1,079,659
                                                                                ==============    ===============

         Commercial paper                                                       $    1,235,988    $       643,002
         Long-term debt                                                                249,700            249,675
         Other liabilities                                                              60,754             57,372
         Stockholder's equity                                                          137,843            129,610
                                                                                --------------    ---------------
              Total liabilities and stockholder's equity                        $    1,684,285    $     1,079,659
                                                                                ==============    ===============


                                                      Three months ended                 Six months ended
                                                      ------------------                 ----------------
                                                          October 31,                       October 31,
                                                          -----------                       -----------
                                                    1998             1997             1998              1997
                                                    ----             ----             ----              ----
     Condensed statements of operations:
         Revenues                               $    61,727    $    50,508      $      123,556    $        74,360
         Earnings (loss) from operations              5,205          2,126              12,353             (4,204)
         Net earnings (loss)                          2,726          1,299               8,259             (2,588)


9. The Company sells short treasury securities under an open repurchase agreement that can be adjusted at any time by either party. The position on certain or all of the fixed rate mortgages is closed when the Company enters into a forward commitment to sell those mortgages. The effectiveness of the hedge is measured by a historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in value of the hedged item. If correlation ceases to exist, hedge accounting will be terminated and gains or losses are recorded in revenues. During the second quarter of fiscal 1999, the Company's short treasury securities no longer correlated with the hedged item and, therefore, the hedge was terminated. A loss of $2.5 million was recognized upon termination. At October 31, 1998, the Company had no hedging instruments in place.

10. The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) in the first quarter of fiscal 1999. SFAS 130 requires that all changes in equity during the period, except those resulting from investments by and distributions to owners, be reported as "comprehensive income" in the financial statements. The Company's comprehensive income is comprised of net earnings (loss), foreign currency translation adjustments and the change in the net unrealized gain or loss on marketable securities. The adoption of SFAS 130 had no effect on the Company's consolidated financial statements. The components of comprehensive income (loss) during the three and six months ended October 31, 1998 and 1997 were:





                                                      Three months ended                 Six months ended
                                                      ------------------                 ----------------
                                                          October 31,                       October 31,
                                                          -----------                       -----------
                                                    1998             1997             1998              1997
                                                    ----             ----             ----              ----

         Net loss                            $     (31,173)    $   (41,231)     $      (58,912)   $       (79,366)
         Change in net unrealized
            gain (loss) on mkt. securities             897            (568)              1,832               (105)
         Change in foreign currency
            translation adjustments                 (1,503)         (1,163)             (8,905)            (1,269)
                                             -------------     -----------      --------------    ---------------
         Comprehensive income (loss)         $     (31,779)    $   (42,962)     $      (65,985)   $       (80,740)
                                             =============     ===========      ==============    ===============

11. In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (SFAS 134), effective for the Company's fourth quarter of fiscal 1999. SFAS 134 requires that mortgage-backed securities or other interests retained after a securitization be classified based on the intent to sell or hold the investments. The Company does not anticipate that the implementation of SFAS 134 will have a material impact on the consolidated financial statements.

12. In the first quarter of fiscal year 1999, the Company acquired operations that management determined to be a new reportable operating segment. The new segment, Business services, is primarily engaged in providing accounting, tax and consulting services to business clients and tax, estate planning and financial planning services to individuals. The Business services segment currently offers its services through regional accounting firms based in Kansas City, Missouri and Chicago, Illinois. Revenues of this segment are seasonal in nature.

     Information concerning the Company's operations by reportable operating segments for the three and six months ended October 31, 1998 and 1997 is as follows:





                                                      Three months ended                 Six months ended
                                                      ------------------                 ----------------
                                                         October 31,                       October 31,
                                                         -----------                       -----------
                                                  1998              1997              1998              1997
                                                  ----              ----              ----              ----
       Revenues:
           U.S. tax operations                 $     18,400   $       17,707     $       30,579    $       29,139
           International tax operations              11,817           13,470             15,254            16,850
           Mortgage operations                       52,888           41,309            105,593            55,517
           Credit card operations                     8,015            9,597             16,329            18,904
           Business services                          1,534              -                2,864               -
           Unallocated corporate                        974            1,098              1,896             2,108
           Inter-segment sales                          -               (189)               -                (316)
                                               ------------   --------------     --------------    --------------
                                               $     93,628   $       82,992     $      172,515    $      122,202
                                               ============   ==============     ==============    ==============

       Earnings (loss) from
          continuing operations:
           U.S. tax operations                 $    (61,316)  $      (54,808)    $     (119,132)   $     (104,183)
           International tax operations              (2,263)          (1,125)            (8,234)           (6,249)
           Mortgage operations                       10,538           12,565             24,325            12,074
           Credit card operations                       (29)          (4,758)            (1,995)           (7,740)
           Business services                           (135)             -                 (249)              -
           Unallocated corporate                     (2,281)          (1,569)            (4,389)           (2,715)
           Acquisition interest expense              (4,438)          (3,327)            (8,881)           (4,908)
           Investment income, net                     9,646            3,193             23,536             8,383
                                               ------------   --------------     --------------    --------------
       Loss from continuing operations
          before income tax benefit            $    (50,278)  $      (49,829)    $      (95,019)   $     (105,338)
                                               ============   ==============     ==============    ==============


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS ADDRESSED IN THIS DISCUSSION ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, YEAR 2000 READINESS OF THE COMPANY, ITS FRANCHISEES OR THIRD PARTIES; AND ECONOMIC, COMPETITIVE, GOVERNMENTAL AND VARIOUS OTHER FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, PRODUCTS, SERVICES AND PRICES.


FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 4, respectively.

Working capital decreased to $502.9 million at October 31, 1998 from $866.4 million at April 30, 1998. The working capital ratio at October 31, 1998 is 1.3 to 1, compared to 1.7 to 1 at April 30, 1998. The decrease in working capital and the working capital ratio is primarily due to the repurchase of treasury shares and the seasonal nature of the Company's U.S. tax operations segment. Tax return preparation occurs almost entirely in the fourth quarter and has the effect of increasing certain assets and liabilities during this time.

The Company maintains seasonal lines of credit to support short-term borrowing facilities in the United States and Canada. The credit limits of these lines fluctuate according to the amount of short-term borrowings outstanding during the year.

The Company incurs short-term borrowings throughout the year to fund receivables associated with its nonconforming mortgage loan, credit card and other financial services programs. These short-term borrowings in the U.S. are supported by a $1.3 billion back-up credit facility through November 1998, subject to renewal. In November, the credit facility was increased to $1.85 billion through November 1999.

The Company's capital expenditures, treasury share purchases and dividend payments during the first six months were funded through internally-generated funds.

At October 31, 1998, short-term borrowings used to fund mortgage loans, credit cards and other programs increased to $1,236.0 million from $643.0 million at April 30, 1998 due mainly to the funding of mortgage operations. For the six months ended October 31, 1998 and 1997, interest expense was $35.8 million and $21.5 million, respectively. The increase in interest expense is primarily attributable to the funding of mortgage operations with short-term borrowings and the debt incurred to fund the acquisition of Option One Mortgage Corporation (Option One) in June 1997.

The Company announced in December 1993 its intention to repurchase from time to time up to 10 million of its shares on the open market. In July 1996, the Company announced its intention to repurchase up to 10 million additional shares in the open market over a two-year period following the separation of CompuServe Corporation. At October 31, 1998, 16.5 million shares had been repurchased. The Company plans to continue to purchase its shares on the open market in accordance with these authorizations, subject to various factors including the price of the stock, availability of excess cash, the ability to maintain financial flexibility, securities laws restrictions and other investment opportunities available.

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

The analysis that follows should be read in conjunction with the table below and the Consolidated Statements of Operations found on pages 2 and 3.

                 THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO
                       THREE MONTHS ENDED OCTOBER 31, 1997
                             (AMOUNTS IN THOUSANDS)



                                                        Revenues                          Earnings (loss)
                                            --------------------------------     ------------------------------
                                                  1998              1997              1998              1997
                                                  ----              ----              ----              ----


U.S. tax operations                         $        18,400   $       17,707     $      (61,316)   $     (54,808)

International tax operations                         11,817           13,470             (2,263)          (1,125)

Mortgage operations                                  52,888           41,309             10,538           12,565

Credit card operations                                8,015            9,597                (29)          (4,758)

Business services                                     1,534              -                 (135)             -

Unallocated corporate                                   974            1,098             (2,281)          (1,569)

Acquisition interest expense                            -                -               (4,438)          (3,327)

Investment income, net                                  -                -                9,646            3,193

Inter-segment sales                                     -               (189)               -                -
                                            ---------------   --------------     --------------    -------------

                                            $        93,628   $       82,992            (50,278)         (49,829)
                                            ===============   ==============

Income tax benefit                                                                      (19,105)         (19,380)
                                                                                 --------------    -------------

Net loss from continuing operations                                                     (31,173)         (30,449)

Net loss from discontinued operations                                                       -            (10,782)
                                                                                 --------------    -------------

Net loss                                                                         $      (31,173)   $     (41,231)
                                                                                 ==============    =============

Consolidated revenues for the three months ended October 31, 1998 increased 12.8% to $93.6 million from $83.0 million reported last year. The increase is primarily due to revenues from Mortgage operations of $52.9 million, a 28.0% increase over last year, and revenues from the new Business services segment, acquired in May 1998. These increases were offset by lower revenues from International and Credit card operations.

The consolidated pretax loss from continuing operations for the second quarter of fiscal 1999 increased to $50.3 million from $49.8 million in the second quarter of last year. The increase is attributable to increased losses from U.S. tax operations and decreased earnings from Mortgage operations that was partially offset by higher investment income and improved results from Credit card operations.

The net loss from continuing operations was $31.2 million, or $.31 per share, compared to $30.4 million, or $.29 per share, for the same period last year.

An analysis of operations by reportable operating segments follows.

U.S. TAX OPERATIONS

Revenues increased 3.9% to $18.4 million from $17.7 million last year, resulting primarily from increased revenues from sales of non-financial software.

The pretax loss increased 11.9% to $61.3 million from $54.8 million in the second quarter of last year due to normal operational increases in compensation and benefits and rent expenses. In addition to the normal increases, rent expense increased due to the amount of tax office space maintained under lease during this year's off-season and employee benefits expense increased due to employer taxes paid on the exercise of non-qualified seasonal stock options. Due to the nature of this segment's business, second quarter operating results are not indicative of expected results for the entire fiscal year.

INTERNATIONAL TAX OPERATIONS

Revenues decreased 12.3% to $11.8 million compared to the prior year's second quarter. The decrease is principally attributable to Australia operations. In local currency, Australia reported a 7.7% increase in revenues. However, due to the decline in the value of the Australian dollar compared to the U.S. dollar, Australia revenues in U.S. dollars declined $1.6 million.

The pretax loss increased 101.2% to $2.3 million from $1.1 million last year. The increase is due to the impact of translation from Australian dollars, the continued expansion in the United Kingdom and normal operational increases in compensation and other facility-related expenses in Canada. Due to the nature of this segment's business, second quarter operating results are not indicative of expected results for the entire fiscal year.

MORTGAGE OPERATIONS

Revenues increased 28.0% to $52.9 million from $41.3 million in the same period last year. The increase is attributable to a higher volume of loan sales and increased interest income over the prior year. Option One originated and sold $837.9 million and $539.6 million in loans, respectively, during the second quarter of fiscal 1999, compared to $499.0 million originated and $474.6 million sold in the second quarter last year. Companion Mortgage contributed improved revenues due to interest income earned on higher balances of mortgage loans held for sale. These increases were reduced by a one-time loss of $2.5 million on the termination of a hedging instrument.

Mortgage operations pretax earnings of $10.5 million declined this year compared to earnings of $12.6 million during the second quarter of fiscal 1998. The decline in earnings is due to the timing of loan sales and increased compensation, and occupancy and equipment expenses due to the expansion of Option One's operations. Option One contributed $10.2 million this quarter compared to $13.3 million in the same period last year.

CREDIT CARD OPERATIONS

Revenues decreased 16.5% to $8.0 million from $9.6 million in the prior year due to a decline in the average revolving credit card balance by 19.6% from the second quarter of fiscal 1998.

The pretax loss declined 99.4% to $29 thousand from $4.8 million last year. The decrease is attributable to (1) lower expenses from bad debts and marketing and advertising; (2) the write-off of $1.5 million in capitalized salaries in the second quarter last year; (3) the sale of WebBank resulting in a $1.1 million pretax gain; and (4) the winding down of online services this year.

BUSINESS SERVICES

Business services is a new reportable operating segment for fiscal year 1999. Business services contributed revenues of $1.5 million and a pretax loss of $135 thousand for the second quarter of fiscal 1999, including goodwill amortization of $88 thousand. Due to the nature of this segment's business, revenues are slightly seasonal, while expenses are relatively fixed throughout the year. Results for the second quarter are not indicative of the expected results for the entire year.

INVESTMENT INCOME, NET

Net investment income increased 202.1% to $9.6 million from $3.2 million last year. The increase is due to additional funds available for investment resulting from the proceeds of the monetization of WorldCom, Inc. stock during fiscal 1998.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the second quarter increased 45.4% to $2.3 million from $1.6 million in the comparable period last year. The increase is a result of higher losses at the Company's captive insurance subsidiary, increased employee costs and the start-up of a business that offers financial planning services through the Company's tax offices.

Acquisition interest expense of $4.4 million represents the interest on the debt associated with the acquisition of Option One.

        THREE MONTHS ENDED OCTOBER 31, 1998 (SECOND QUARTER) COMPARED TO
                THREE MONTHS ENDED JULY 31, 1998 (FIRST QUARTER)
                             (AMOUNTS IN THOUSANDS)




                                                        Revenues                       Earnings (loss)
                                                 -----------------------         ---------------------------
                                                   2nd Qtr       1st Qtr          2nd Qtr           1st Qtr
                                                   -------       -------          -------           -------

U.S. tax operations                              $   18,400    $  12,179         $  (61,316)       $ (57,816)

International tax operations                         11,817        3,437             (2,263)          (5,971)

Mortgage operations                                  52,888       52,705             10,538           13,787

Credit card operations                                8,015        8,314                (29)          (1,966)

Business services                                     1,534        1,330               (135)            (114)

Unallocated corporate                                   974          922             (2,281)          (2,108)

Acquisition interest expense                            -            -               (4,438)          (4,443)

Investment income, net                                  -            -                9,646           13,890

Inter-segment sales                                     -            -                  -                -
                                                 ----------    ---------         ----------        ---------

                                                 $   93,628    $  78,887            (50,278)         (44,741)
                                                 ==========    =========

Income tax benefit                                                                  (19,105)         (17,002)
                                                                                 ----------        ---------

Net loss from continuing operations                                                 (31,173)         (27,739)

Net loss from discontinued operations                                                   -                -
                                                                                 ----------        ---------

Net loss                                                                         $  (31,173)       $ (27,739)
                                                                                 ==========        =========


Consolidated revenues for the three months ended October 31, 1998 increased 18.7% to $93.6 million from $78.9 million reported in the first quarter of fiscal 1999. The increase is primarily due to revenues from International tax and U.S. tax operations related to the Australian tax filing season and tuition tax school fees in the U.S. and Canada.

The consolidated pretax loss from continuing operations for the second quarter of fiscal 1999 increased to $50.3 million from $44.7 million in the first quarter of this year. The increase is attributable to decreased investment income, increased losses from U.S. tax operations and a decline in earnings from Mortgage operations.

The net loss from continuing operations was $31.2 million, or $.31 per share, compared to $27.7 million, or $.26 per share, for the first quarter.

An analysis of operations by reportable operating segments follows.

U.S. TAX OPERATIONS

Revenues increased 51.1% to $18.4 million from $12.2 million in the first quarter, resulting primarily from tuition tax school fees, which contributed $5.7 million to the increase. Tuition tax school fees are seasonal.

The pretax loss increased 6.1% to $61.3 million from $57.8 million in the three months ended July 31, 1998. The increased loss is due to increased marketing and advertising and supplies expenses related to tuition tax schools and increased employee benefits due to employer taxes paid on the exercise of non-qualified seasonal stock options.

INTERNATIONAL TAX OPERATIONS

Revenues increased to $11.8 million compared to the first quarter revenues of $3.4 million. The increase is entirely due to the onset of the tax season in Australia, which contributed $9.2 million to the increase. The increase was partially offset by a decline in tax preparation and discounted return fees in Canada due to a decrease in the number of returns prepared.

The pretax loss decreased 62.1% to $2.3 million from $6.0 million in the first quarter. The improved results are attributable to the Australian tax-filing season which contributed earnings of $3.5 million compared to a pretax loss of $1.2 million in the quarter ended July 31, 1998. The improved results were reduced by increased losses in Canada due to increased marketing and advertising and supplies expenses.

MORTGAGE OPERATIONS

Revenues increased 0.3% to $52.9 million from $52.7 million in the prior quarter. The increase is due to interest income earned on higher balances of mortgage loans held for sale at Companion Mortgage. Decreased revenues at Option One, resulting from the timing of loan sales, offset this increase.

Pretax earnings decreased 23.6% to $10.5 million from $13.8 million in the three months ended July 31, 1998. The decline is principally due to Option One, which contributed earnings of $10.2 million, a 27.2% decline, and increased losses from an equity investment. These losses were partially offset by improved results from the Company's other mortgage entities.

CREDIT CARD OPERATIONS

Revenues decreased 3.6% to $8.0 million from $8.3 million in the prior quarter due to a decline in the average revolving credit card balance by 3.1% from the first quarter of fiscal 1999.

The pretax loss declined 98.5% to $29 thousand from $2.0 million in the first quarter. The decrease is attributable to lower bad debt expense and the $1.1 million pretax gain on the sale of WebBank.

BUSINESS SERVICES

Business services is a new reportable operating segment for fiscal year 1999. Revenues increased 15.3% to $1.5 million from $1.3 million in the three months ended July 31, 1998. The pretax loss increased 18.4% to $135 thousand due to increased compensation and national office expenses.

INVESTMENT INCOME, NET

Net investment income decreased 30.6% to $9.6 million from $13.9 million in the first quarter of fiscal 1999. The decrease resulted from less funds available for investment.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the second quarter increased 8.2% to $2.3 million from $2.1 million in the first quarter. The increase is due to higher employee costs and the timing of legal and audit expenses.

                  SIX MONTHS ENDED OCTOBER 31, 1998 COMPARED TO
                        SIX MONTHS ENDED OCTOBER 31, 1997
                             (AMOUNTS IN THOUSANDS)




                                                        Revenues                          Earnings (loss)
                                            --------------------------------     ------------------------------
                                                  1998              1997              1998              1997
                                                  ----              ----              ----              ----


U.S. tax operations                         $        30,579   $       29,139     $     (119,132)   $    (104,183)

International tax operations                         15,254           16,850             (8,234)          (6,249)

Mortgage operations                                 105,593           55,517             24,325           12,074

Credit card operations                               16,329           18,904             (1,995)          (7,740)

Business services                                     2,864              -                 (249)             -

Unallocated corporate                                 1,896            2,108             (4,389)          (2,715)

Acquisition interest expense                            -                -               (8,881)          (4,908)

Investment income, net                                  -                -               23,536            8,383

Inter-segment sales                                     -               (316)               -                -
                                            ---------------   --------------     --------------    -------------

                                            $       172,515   $      122,202            (95,019)        (105,338)
                                            ===============   ==============

Income tax benefit                                                                      (36,107)         (40,028)
                                                                                 --------------    -------------

Net loss from continuing operations                                                     (58,912)         (65,310)

Net loss from discontinued operations                                                       -            (14,056)
                                                                                 --------------    -------------

Net loss                                                                         $      (58,912)   $     (79,366)
                                                                                 ==============    =============


Consolidated revenues for the six months ended October 31, 1998 increased 41.2% to $172.5 million from $122.2 million reported last year. The increase is primarily due to revenues from Mortgage operations of $105.6 million, a 90.2% increase over last year.

The consolidated pretax loss from continuing operations for the first six months of fiscal 1999 decreased to $95.0 million from $105.3 million last year. The decrease is attributable to increased investment income and increased earnings from Mortgage operations and Credit card operations, which were reduced by increased losses from U.S. tax operations.

The net loss from continuing operations was $58.9 million, or $.58 per share, compared to $65.3 million, or $.63 per share, for the same period last year.

An analysis of operations by reportable operating segments follows.

U.S. TAX OPERATIONS

Revenues increased 4.9% to $30.6 million from $29.1 million last year, resulting primarily from higher non-financial software sales and tax preparation fees, which is attributable to increases in pricing.

The pretax loss increased 14.3% to $119.1 million from $104.2 million in the comparable period last year due to normal operational increases in compensation, rent and other facility-related expenses. Also contributing to the increases in rent and other facility-related expenses is an increase in the amount of tax office space maintained under lease during this year's off-season. Due to the nature of this segment's business, the six month operating results are not indicative of expected results for the entire fiscal year.

INTERNATIONAL TAX OPERATIONS

Revenues decreased 9.5% to $15.3 million compared to the prior year. The decrease is entirely due to foreign currency translation. In local currencies, revenues increased for all international entities.

The pretax loss increased 31.8% to $8.2 million from $6.2 million last year. The increase is due to continued expansion in the United Kingdom and normal operational increases in other facility-related expenses in Canada. Due to the nature of this segment's business, the six month operating results are not indicative of expected results for the entire fiscal year.

MORTGAGE OPERATIONS

Revenues increased 90.2% to $105.6 million from $55.5 million in the same period last year. The increase is essentially attributable to Option One, which was acquired on June 17, 1997. Option One contributed revenues of $87.9 million for the six months compared to $46.8 million for the four-and-a-half month period last year. Option One originated and sold $1.6 billion and $1.2 billion in loans, respectively, during the first six months of fiscal 1999. Companion Mortgage also contributed improved revenues due to interest income earned on higher balances of mortgage loans held for sale.

Pretax earnings increased 101.5% to $24.3 million from $12.1 million in the prior year. The increase is primarily due to Option One, which contributed earnings of $24.2 million compared to earnings of $12.9 million last year and increased earnings from Companion Mortgage. Earnings were reduced by losses from the Company's other mortgage entities.

CREDIT CARD OPERATIONS

Revenues decreased 13.6% to $16.3 million from $18.9 million in the prior year due to a decline in the average revolving credit card balance over the prior year's six month period.

The pretax loss declined 74.2% to $2.0 million from $7.7 million last year. The decrease is attributable to lower marketing and advertising expenses, as well as the one-time write-off of capitalized salaries taken in the prior year and the sale of WebBank.

BUSINESS SERVICES

Business services is a new reportable operating segment for fiscal year 1999. Business services contributed revenues of $2.9 million and a pretax loss of $249 thousand for the six months ended October 31, 1998, including goodwill amortization of $161 thousand. Due to the nature of this segment's business, revenues are slightly seasonal, while expenses are relatively fixed throughout the year. Results for the six months are not indicative of the expected results for the entire year.

INVESTMENT INCOME, NET

Net investment income increased 180.8% to $23.5 million from $8.4 million last year. The increase is due to additional funds available for investment resulting from the proceeds of the monetization of WorldCom, Inc. stock during fiscal 1998.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the six months increased 61.7% to $4.4 million from $2.7 million in the comparable period last year. The increase is a result of higher losses incurred by the Company's captive insurance subsidiary and the start-up of a business that offers financial planning services through the Company's tax offices.

Acquisition interest expense of $8.9 million represents the interest on the debt associated with the acquisition of Option One, which was acquired on June 17, 1997.


OTHER ISSUES

YEAR 2000 READINESS DISCLOSURE

The Company has established a program to identify, evaluate and mitigate potential Year 2000 related issues. As part of its program, the Company has identified three key categories of software and systems, including information technology (IT) systems, non-IT systems (systems with internal clocks or imbedded microprocessors) and systems of third parties with which it interacts, for which the Company has developed detailed plans to address the Year 2000 issue.

The Company has identified 9 mission critical business functions (i.e. U.S. tax preparation services, wholesale loan services, etc.) and 28 non-mission critical business functions (i.e. TaxCut software, Australian tax operations, etc.). Within each of the business functions key IT and non-IT systems have been inventoried and assessed for compliance and detailed plans are in place for required system modifications or replacements. Currently remediation projects are at different phases of completion. One hundred and thirty-three remediation projects, including both IT and non-IT systems, were identified within the 9 mission critical business functions. Of these projects, 11 are complete and successfully tested, 95 are in the testing phase and 27 are still in progress. Of the projects in the testing phase, 91% are scheduled to be completed by January 31, 1999. The remaining projects in testing can not be fully completed and in production until after the 1998 tax season due to the nature of our business.

The Company has initiated communications and surveyed state, Federal and foreign governments and suppliers with which it interacts to determine their plans for addressing Year 2000 issues. The Company is relying on their responses to determine if key suppliers will be Year 2000 compliant. One of the Company's key third parties is the Internal Revenue Service (IRS). In a report from the Government Accounting Office, dated May 7, 1998, some risks were identified in relation to the IRS's readiness and contingency plans for Year 2000 issues. The IRS is scheduled to be Year 2000 compliant by January 31, 1999. The Company is also in the process of completing a survey and inventory of tax franchisees. Some readiness issues have been identified and the Company is assisting its franchisees with their remediation programs to help mitigate their risk. Assurances from franchisees of Year 2000 readiness are scheduled to be obtained after the end of the upcoming tax season. The Company will continue to monitor its third party relationships for Year 2000 issues.

Costs associated with the Year 2000 issue are being expensed as incurred. Total costs are currently estimated at $3.0 million, with approximately $1.0 million incurred to date. The costs associated with the replacement of computer systems, hardware or equipment (currently estimated to be $12.5 million in total, with $8.6 million incurred to date), substantially all of which would be capitalized, are not included in the above estimates. All costs related to the Year 2000 issue are being funded through internally-generated funds.

The Company's most likely, worst case potential risk is that the IRS will not be Year 2000 compliant and the Company would not be able to process electronic filings or refund anticipation loans. The Company believes that its competitors will face the same risks.

The Company is currently identifying and developing contingency plans for Year 2000 related interruptions in the event that internal and/or external remediation projects are not completed on a timely basis or that they fail to meet anticipated needs. The contingency plans are scheduled to be completed by June 1999.

The Company's Year 2000 program is an ongoing process and the estimates of costs, risks and completion dates are based on currently available information and are subject to change.

While the Company does not anticipate any major interruptions of its business activities, it can not make any assurances that its systems, the systems of the state, Federal and foreign governments, tax franchisees and suppliers will be Year 2000 compliant and will not interrupt business. While the impact can not be fully determined, the inability of these systems to be ready could result in significant difficulties in processing and completing fundamental transactions. In such event, the Company's results of operations and financial position could be adversely affected in a material manner.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

As of October 31, 1998, there has been a change in the Company's market risk exposure related to interest rates on investments in fixed-rate mortgage loans held for resale or securitization. As previously reported in the Company's Annual Report on Form 10-K for April 30, 1998, the Company hedged its fixed-rate mortgage portfolio by selling short treasury securities and utilizing forward commitments. This is still the Company's policy, however, due to market conditions it became apparent that the performance of selling short treasury securities was not correlating with the value of fixed-rate mortgages in the whole loan market. Therefore, at October 31, 1998 the Company has no outstanding hedges to minimize market risk on the fixed-rate mortgage loan portfolio. The Company is evaluating other alternatives to minimize market risk. At October 31, 1998, the fixed-rate portfolio represents 19.5% of all mortgage loans held for sale and 8.0% of total assets. Mortgage loans held for sale are recorded at the lower of cost or market value. If it is determined that the market value drops below cost, a valuation allowance would be set up and the loss would be recognized in the current period. No valuation allowance has been recorded at October 31, 1998.

The Company estimates that an increase in interest rates on fixed-rate mortgages of 50 basis points would result in a decline in value of approximately $5.3 million, which would be recorded as a loss in the consolidated income statement to the extent that the market value dropped below cost. Such impact would represent approximately 21.6% of the pretax earnings from Mortgage operations and 5.5% of the Company's consolidated pretax loss for the six months ended October 31, 1998, assuming the entire decline was recognized as a lower of cost or market adjustment.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The lawsuits discussed herein were reported in the Form 10-Q for the first quarter of fiscal 1999. CompuServe, certain current and former officers and directors of CompuServe and the registrant have been named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio. All suits involve claims based on allegations of omissions and misstatements of fact in connection with CompuServe's initial public offering in April 1996. Relief sought in the lawsuits is unspecified, but includes pleas for rescission and damages. The Federal suits were consolidated, the defendants filed a motion to dismiss the consolidated suits, the district court stayed all proceedings pending the outcome of the state court suits, and the United States Court of Appeals for the Sixth Circuit affirmed such stay on November 10, 1998. The state lawsuits were consolidated for discovery purposes and defendants filed a motion for summary judgment covering all four state lawsuits. In the state lawsuits, the court entered an order in July 1998 that the suits entitled Harvey Greenfield v. CompuServe Corporation, et al., Jeffrey Schnipper v. CompuServe Corporation, and Philip Silverglate v. CompuServe Corporation, et al. be maintained as a class action on behalf of the following class:

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The registrant's Amended and Restated Bylaws ("Bylaws") were amended on October 14, 1998, to require that all shareholders who wish to present proposals for business at the annual meeting of shareholders give the Company notice of such proposals at least 45 days before the date on which the registrant first mailed its proxy materials for the prior year's annual meeting of shareholders, thereby allowing the registrant to have discretionary authority for proposals received after that date. Previously, the Bylaws had provided in Section 4(b) thereof that, to be timely, such notice of proposals must have been delivered to or mailed and received by the registrant not less than 50 nor more that 75 days prior to the annual meeting, provided, however, that if fewer than 65 days' notice or prior public disclosure of the date of the meeting had been given or made to shareholders, notice by the shareholder to be timely must have been received by the registrant not later than the close of business on the 15th day following the day on which notice of the date of the annual meeting was mailed or public disclosure was made. Section 4(b), as amended on October 14, 1998, now reads:

                  "(b) Business Conducted. At an annual meeting of shareholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual meeting, business must be specified in the notice of meeting (or any supplement thereto) given by or at the direction of the board, otherwise properly brought before the meeting by or at the direction of the board, or otherwise properly brought before the meeting by a shareholder. In addition to any other applicable requirements, for business to be properly brought before an annual meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the secretary. To be timely, such notice must be delivered to or mailed and received at the principal executive offices of the corporation at least 45 days before the date in the year of the annual meeting corresponding to the date on which the corporation first mailed its proxy materials for the prior year's annual meeting of shareholders. A shareholder's notice to the secretary shall set forth as to each matter the shareholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and record address of the shareholder proposing such business, (iii) the class and number of shares of the corporation that are beneficially owned by the shareholder, and (iv) any material interest of the shareholder in such business.

                  Notwithstanding anything in the bylaws to the contrary, no business shall be conducted at the annual meeting except in accordance with the procedures set forth in this section 4(b); provided, however, that nothing in this section 4(b) shall be deemed to preclude discussion by any shareholder of any business properly brought before the annual meeting in accordance with said procedure.

                  The chairman of an annual meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of this section 4(b), and if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted."

     As a result of the amendment to the Bylaws, for business to be timely and properly brought before the annual meeting scheduled to be held on Wednesday, September 8, 1999, notice of proposals which are proper subjects for consideration thereat must be delivered to or mailed and received by the Secretary of the registrant at H&R Block, Inc., 4400 Main Street, Kansas City, Missouri 64111 not later than the close of business on June 15, 1999, the 45th day prior to July 30 (the date on which proxy materials were first mailed to shareholders in connection with the annual meeting of shareholders in 1998). As stated in the proxy statement dated July 30, 1998, shareholder proposals must be received by the Secretary of the registrant no later than April 1, 1999, in order to be included in the proxy statement and form of proxy relating to the annual meeting of shareholders in 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the registrant was held on September 9, 1998. At such meeting, four Class III directors were elected to serve three-year terms. In addition, the resolutions set forth below were submitted to a vote of shareholders. With respect to the election of directors and the adoption of each resolution, the number of votes cast for, against or withheld, and the number of abstentions were as follows:

         Election of Class III Directors

             Nominee                  Votes FOR         Votes WITHHELD
         -----------------            ----------        --------------
         Donna R. Ecton               78,906,626           9,034,630
         Marvin L. Rich               78,857,422           9,083,834
         Louis W. Smith               78,888,502           9,052,754
         Morton I. Sosland            78,796,354           9,144,902

         Approval of Amendments to the Registrant's 1989 Stock Option Plan for Outside Directors

         The following resolution was adopted by a vote of 82,026,187 shares in favor of such resolution, 5,255,764 shares against such resolution and 659,305 shares abstaining. The resolution states:

                           "RESOLVED, That this Company's 1989 Stock Option Plan
                  for Outside Directors, as previously amended, be further amended as follows:
                           (1) By changing the date set forth in Section 21
                  thereof from `December 5, 1999,' to `December 5, 2001,' thereby extending the Plan for two years; and

                           (2) By changing the number of shares set forth in
                  Section 6 thereof from `2,000' to `3,000,' thereby increasing the aggregate number of shares of Common Stock to be granted on each date specified in such Section 6 to each Outside Director of the Company serving as such on the date of grant."

         Appointment of Auditors

         The following resolution was adopted by a vote of 87,608,251 shares in favor of such resolution, 128,888 shares against such resolution and 204,117 shares abstaining:

                           "RESOLVED,      That    the     appointment     of
                  PricewaterhouseCoopers LLP as the independent auditors for H&R Block, Inc., and its subsidiaries for the year ending April 30, 1999, is hereby ratified, approved and confirmed."

     At the close of business on July 10, 1998, the record date for the annual meeting of shareholders, there were 104,732,851 shares of Common Stock of the registrant outstanding and entitled to vote at the meeting. There were 87,941,256 shares represented at the annual meeting of shareholders held on September 9, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)       Exhibits

         3.1 Amended and Restated Bylaws of the registrant, as amended October 14, 1998.

         10.1      1989 Stock Option Plan for Outside Directors, as amended.

         10.2 Amendment No. 11 to the H&R Block Deferred Compensation Plan for Executives.

         10.3      Amendment No. 7 to the H&R Block Supplemental Deferred
                    Compensation Plan for Executives.

         27        Financial Data Schedule

b)       Reports on Form 8-K

         The registrant did not file any reports on Form 8-K during the second quarter of fiscal 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               H&R BLOCK, INC.
                                           ---------------------------
                                                (Registrant)



DATE    12/15/98                       BY   /s/ Ozzie Wenich
     ------------                          ---------------------------
                                                Ozzie Wenich
                                          Senior Vice President and
                                            Chief Financial Officer



DATE    12/15/98                       BY   /s/ Cheryl L. Givens
    -------------                          ---------------------------
                                                Cheryl L.Givens
                                       Vice President and Corporate Controller

