Form 10-Q
period 1999-01-31
H&R BLOCK INC
filed 1999-03-16
CIK 12659

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             ______________________

                                   FORM 10-Q


     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended January 31, 1999

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

The number of shares outstanding of the registrant's Common Stock, without par value, at March 1, 1999 was 97,188,921 shares.

                               TABLE OF CONTENTS




                                                                            Page
                                                                            ----
 PART I   Financial Information

          Consolidated Balance Sheets
             January 31, 1999 and April 30, 1998...........................   1

          Consolidated Statements of Operations
             Three Months Ended January 31, 1999 and 1998..................   2
             Nine Months Ended January 31, 1999 and 1998...................   3

          Consolidated Statements of Cash Flows
             Nine Months Ended January 31, 1999 and 1998...................   4

          Notes to Consolidated Financial Statements.......................   5

          Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  10

          Quantitative and Qualitative Disclosures about Market Risk.......  21

 PART II  Other Information................................................  22

 SIGNATURES................................................................  23

                                H&R BLOCK, INC.
                          CONSOLIDATED BALANCE SHEETS
                   Amounts in thousands, except share amounts


                                                                 January 31,   April 30,
                                                                    1999         1998
                                                                    ----         ----
                                                                 (Unaudited)   (Audited)
                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $  188,340   $  900,856
  Marketable securities                                              91,582      346,158
  Receivables, less allowance for doubtful accounts of $21,302
    and $45,314                                                     896,363      793,237
  Prepaid expenses and other current assets                          94,477       48,944
                                                                 ----------   ----------
    TOTAL CURRENT ASSETS                                          1,270,762    2,089,195

INVESTMENTS AND OTHER ASSETS
  Investments in marketable securities                              221,069      343,178
  Excess of cost over fair value of net tangible assets
    acquired, net of accumulated amortization                       355,987      288,580
  Other                                                             127,084      105,809
                                                                 ----------   ----------
                                                                    704,140      737,567
PROPERTY AND EQUIPMENT, at cost less accumulated
  depreciation and amortization                                     100,597       77,321
                                                                 ----------   ----------
                                                                 $2,075,499   $2,904,083
                                                                 ==========   ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                  $  805,985   $  643,002
  Accounts payable, accrued expenses and deposits                   135,394      114,875
  Accrued salaries, wages and payroll taxes                          55,229       96,168
  Accrued taxes on earnings                                          26,648      422,847
                                                                 ----------   ----------
    TOTAL CURRENT LIABILITIES                                     1,023,256    1,276,892

LONG-TERM DEBT                                                      249,692      249,675

OTHER NONCURRENT LIABILITIES                                         43,269       35,884

STOCKHOLDERS' EQUITY
  Common stock, no par, stated value $.01 per share                   1,089        1,089
  Additional paid-in capital                                        411,428      432,335
  Retained earnings                                                 857,837    1,010,545
  Accumulated other comprehensive income (loss)                     (27,017)     (24,515)
                                                                 ----------   ----------
                                                                  1,243,337    1,419,454
  Less cost of 11,751,531 and 1,992,043 shares of common stock
    in treasury                                                     484,055       77,822
                                                                 ----------   ----------
                                                                    759,282    1,341,632
                                                                 ----------   ----------
                                                                 $2,075,499   $2,904,083
                                                                 ==========   ==========

                 See Notes to Consolidated Financial Statements

                                H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           Unaudited, amounts in thousands, except per share amounts


                                                                  Three Months Ended
                                                                  ------------------
                                                                     January 31,
                                                                     -----------
                                                                   1999       1998
                                                                   ----       ----
REVENUES
  Service revenues                                               $213,156   $151,185
  Product revenues                                                 60,110     36,176
  Royalties                                                        12,961     10,562
  Other                                                             5,255        853
                                                                 --------   --------
                                                                  291,482    198,776
                                                                 --------   --------
OPERATING EXPENSES
  Employee compensation and benefits                              124,718     93,703
  Occupancy and equipment                                          54,829     48,796
  Interest                                                         23,689     12,371
  Marketing and advertising                                        17,824     13,978
  Supplies, freight and postage                                    22,616     16,077
  Other                                                            56,156     38,872
                                                                 --------   --------
                                                                  299,832    223,797
                                                                 --------   --------

Operating loss                                                     (8,350)   (25,021)

OTHER INCOME
  Investment income, net                                            4,641      1,107
  Other, net                                                         (879)       (17)
                                                                 --------   --------
                                                                    3,762      1,090

Loss from continuing operations before income tax benefit          (4,588)   (23,931)
Income tax benefit                                                 (1,743)    (9,094)
                                                                 --------   --------
Net loss from continuing operations                                (2,845)   (14,837)

Net loss from discontinued operations (less applicable income
  tax benefit of ($175) and ($663))                                  (273)    (2,452)
Net gain (loss) from sale of discontinued operations (less
  applicable income taxes (benefit) of ($12,773) and $251,701)    (19,978)   231,867
                                                                 --------   --------
Net earnings (loss)                                              $(23,096)  $214,578
                                                                 ========   ========

Weighted average number of common shares outstanding               97,481    105,050
                                                                 ========   ========

Basic and diluted net loss per share from continuing operations  $   (.03)  $   (.14)
                                                                 ========   ========

Basic and diluted net earnings (loss) per share                  $   (.24)  $   2.04
                                                                 ========   ========

Dividends per share                                              $    .25   $    .20
                                                                 ========   ========

                 See Notes to Consolidated Financial Statements

                                H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           Unaudited, amounts in thousands, except per share amounts


                                                                   Nine Months Ended
                                                                   -----------------
                                                                      January 31,
                                                                      -----------
                                                                    1999        1998
                                                                    ----        ----
REVENUES
  Service revenues                                               $ 308,466   $ 219,426
  Product revenues                                                 111,906      64,388
  Royalties                                                         17,023      14,980
  Other                                                             10,273       3,596
                                                                 ---------   ---------
                                                                   447,668     302,390
                                                                 ---------   ---------
OPERATING EXPENSES
  Employee compensation and benefits                               216,711     162,546
  Occupancy and equipment                                          137,058     122,012
  Interest                                                          53,889      26,819
  Marketing and advertising                                         30,088      24,646
  Supplies, freight and postage                                     31,230      23,794
  Other                                                            103,602      73,587
                                                                 ---------   ---------
                                                                   572,578     433,404
                                                                 ---------   ---------

Operating loss                                                    (124,910)   (131,014)

OTHER INCOME
  Investment income, net                                            28,177       9,490
  Other, net                                                          (879)         (5)
                                                                 ---------   ---------
                                                                    27,298       9,485

Loss from continuing operations before income tax benefit          (97,612)   (121,529)
Income tax benefit                                                 (37,072)    (46,181)
                                                                 ---------   ---------
Net loss from continuing operations                                (60,540)    (75,348)

Net loss from discontinued operations (less applicable income
  tax benefit of ($953) and ($11,823))                              (1,490)    (21,307)
Net gain (loss) from sale of discontinued operations (less
  applicable income taxes (benefit) of ($12,773) and $251,701)     (19,978)    231,867
                                                                 ---------   ---------
Net earnings (loss)                                              $ (82,008)  $ 135,212
                                                                 =========   =========

Weighted average number of common shares outstanding               100,526     104,568
                                                                 =========   =========

Basic and diluted net loss per share from continuing operations  $    (.60)  $    (.72)
                                                                 =========   =========

Basic and diluted net earnings (loss) per share                  $    (.82)  $    1.29
                                                                 =========   =========

Dividends per share                                              $     .70   $     .60
                                                                 =========   =========


                 See Notes to Consolidated Financial Statements

                                H&R BLOCK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Unaudited, amounts in thousands


                                                                    Nine Months Ended
                                                                    -----------------
                                                                       January 31,
                                                                       -----------
                                                                    1999         1998
                                                                    ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                            $  (82,008)  $  135,212
  Adjustments to reconcile net earnings (loss) to net cash
      used in operating activities:
    Depreciation and amortization                                    45,066       34,637
    Net (gain) loss on sale of discontinued operations               19,978     (231,867)
    Other noncurrent liabilities                                      7,385        2,480
    Changes in:
      Receivables                                                  (232,429)      82,717
      Prepaid expenses and other current assets                     (45,533)     (44,304)
      Net assets of discontinued operations                             -         13,665
      Accounts payable, accrued expenses and deposits                18,477      (64,385)
      Accrued salaries, wages and payroll taxes                     (40,939)     (65,796)
      Accrued taxes on earnings                                    (385,928)    (123,339)
                                                                 ----------   ----------
  NET CASH USED IN OPERATING ACTIVITIES                            (695,931)    (260,980)
                                                                 ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                               (227,381)    (133,774)
  Maturities of marketable securities                               709,106      202,473
  Purchases of property and equipment                               (52,365)     (30,633)
  Excess of cost over fair value of net tangible assets acquired,
    net of cash acquired                                            (83,048)    (237,786)
  Other, net                                                        (28,040)     (14,283)
                                                                 ----------   ----------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               318,272     (214,003)
                                                                 ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                                    (7,301,430)  (8,499,105)
  Proceeds from issuance of notes payable                         7,464,413    8,405,163
  Proceeds from issuance of long-term debt                              -        249,663
  Dividends paid                                                    (70,700)     (62,676)
  Payments to acquire treasury shares                              (490,868)         -
  Proceeds from stock options exercised                              63,728       32,416
                                                                 ----------   ----------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (334,857)     125,461
                                                                 ----------   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (712,516)    (349,522)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                900,856      457,079
                                                                 ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                   $  188,340   $  107,557
                                                                 ==========   ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Income taxes paid                                              $  360,959   $   58,746
  Interest paid                                                      59,392       35,492

                 See Notes to Consolidated Financial Statements

                                H&R BLOCK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Unaudited, dollars in thousands, except share data


1. The Consolidated Balance Sheet as of January 31, 1999, the Consolidated Statements of Operations for the three and nine months ended January 31, 1999 and 1998, and the Consolidated Statements of Cash Flows for the nine months ended January 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1999 and for all periods presented have been made.

   Reclassifications have been made to prior periods to conform with the current period presentation.

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

2. On January 29, 1999, the Company completed the sale of its WebCard Visa portfolio. The Company recorded a $20.0 million loss, net of taxes, on the transaction. The $127.6 million receivable for the sale of the portfolio was treated as a noncash investing activity in the Consolidated Statement of Cash Flows for the nine months ended January 31, 1999. The Consolidated Statements of Operations for the three and nine months ended January 31, 1999 and 1998 have been reclassified to reflect the Company's Credit Card operations segment as discontinued operations.

3. On January 31, 1998, the Company completed the sale of all of its interest in CompuServe Corporation (CompuServe) to a subsidiary of WorldCom, Inc. (WorldCom). The Consolidated Statements of Operations for the three and nine months ended January 31, 1998 and the Consolidated Statement of Cash Flows for the nine months ended January 31, 1998 reflect CompuServe as discontinued operations.

 4. Revenues from discontinued operations for the nine months ended January 31, 1999 and 1998 were $24.1 million and $657.2 million, respectively. Revenues for the three months ended January 31, 1999 and 1998 were $7.8 million and $227.2 million, respectively.

 5. Receivables consist of the following:

                                                     January 31,     April 30,
                                                     -----------     ---------
                                                         1999          1998
                                                         ----          ----
                                                                     (Audited)
    Mortgage loans held for sale                        $387,500      $448,102
    Participation in refund anticipation loans           201,890        39,165
    Receivable from sale of discontinued operations      127,639           -
    Credit card loans                                        -         202,852
    Other                                                200,636       148,432
                                                        --------      --------
                                                         917,665       838,551
    Allowance for doubtful accounts                       21,302        45,314
                                                        --------      --------
                                                        $896,363      $793,237
                                                        ========      ========

 6. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

 7. The Company securitized $1.7 billion in mortgage loans during the nine months ended January 1999. The retained interests from the securitizations of $104.3 million were treated as noncash investing activities in the Consolidated Statement of Cash Flows for the nine months ended January 31, 1999.

 8. Basic and diluted net earnings (loss) per share is computed using the weighted average number of shares outstanding during each period. Diluted net loss per share excludes the impact of common stock options outstanding of 5,884,733 shares and the conversion of 712 shares of preferred stock to common stock, as they are antidilutive. The weighted average shares outstanding for the nine months ended decreased to 100,526,000 from 104,568,000 last year, due to the purchase of treasury shares by the Company during the period from February 1998 to January 1999. The decrease was partially offset by stock option exercises during fiscal 1998 and 1999.

 9. During the nine months ended January 31, 1999 and 1998, the Company issued 1,996,012 and 1,025,326 shares, respectively, pursuant to provisions for exercise of stock options under its stock option plans. During the nine months ended January 31, 1999, the Company acquired 11,792,500 shares of its common stock at an aggregate cost of $490,868.

10. CompuServe, certain current and former officers and directors of CompuServe and the registrant have been named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio. All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit also alleges certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits is unspecified, but includes pleas for rescission and damages. One Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits were consolidated, the defendants filed a motion to dismiss the consolidated suits, the district court stayed all proceedings pending the outcome of the state court suits, and the United States Court of Appeals for the Sixth Circuit affirmed such stay. The four state court lawsuits also allege violations of various state statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. The state lawsuits were consolidated for discovery purposes and defendants filed a motion for summary judgment covering all four state lawsuits. In the state lawsuits, the court entered an order in July 1998 that the suits entitled Harvey Greenfield v. CompuServe Corporation, et al., Jeffrey Schnipper v. CompuServe Corporation, and Philip Silverglate v. CompuServe Corporation, et al. be maintained as a class action on behalf of the following class:

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

11. Summarized financial information for Block Financial Corporation, an indirect, wholly owned subsidiary of the Company, is presented below.

                                                      January 31,     April 30,
                                                      -----------     ---------
                                                         1999            1998
                                                         ----            ----
                                                                      (Audited)
    Condensed balance sheets:
      Cash and cash equivalents                        $   48,724     $   30,895
      Finance receivables, net                            659,658        737,005
      Other assets                                        558,536        311,759
                                                       ----------     ----------
        Total assets                                   $1,266,918     $1,079,659
                                                       ==========     ==========

      Commercial paper                                 $  804,672     $  643,002
      Long-term debt                                      249,692        249,675
      Other liabilities                                    77,032         57,372
      Stockholder's equity                                135,522        129,610
                                                       ----------     ----------
        Total liabilities and stockholder's equity     $1,266,918     $1,079,659
                                                       ==========     ==========

                                       Three months ended    Nine months ended
                                       ------------------    -----------------
                                          January 31,           January 31,
                                          -----------           -----------
                                        1999        1998       1999      1998
                                        ----        ----       ----      ----
    Condensed statements of
    operations:
      Revenues                        $110,472     $59,648   $217,699  $115,104
      Earnings from continuing
        operations                      19,904       7,960     35,357    11,497
      Net earnings (loss)               (8,026)      2,291        233      (297)

12. The Company sells short treasury securities under an open repurchase agreement that can be adjusted at any time by either party. The position on certain or all of the fixed rate mortgages is closed when the Company enters into a forward commitment to sell those mortgages. The effectiveness of the hedge is measured by a historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in value of the hedged item. If correlation ceases to exist, hedge accounting will be terminated and gains or losses are recorded in revenues. During the second quarter of fiscal 1999, the Company's short treasury securities no longer correlated with the hedged item and, therefore, the hedge was terminated. A loss of $2.5 million was recognized upon termination in the second quarter. At January 31, 1999, the Company had no hedging instruments in place.

13. The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) in the first quarter of fiscal 1999. SFAS 130 requires that all changes in equity during the period, except those resulting from investments by and distributions to owners, be reported as "comprehensive income" in the financial statements. The Company's comprehensive income is comprised of net earnings (loss), foreign currency translation adjustments and the change in the net unrealized gain or loss on marketable securities. The adoption of SFAS 130 had no effect on the Company's consolidated financial statements. The components of comprehensive income (loss) during the three and nine months ended January 31, 1999 and 1998 were:


                                       Three months ended    Nine months ended
                                       ------------------    -----------------
                                          January 31,           January 31,
                                          -----------           -----------
                                        1999        1998       1999      1998
                                        ----        ----       ----      ----
    Net earnings (loss)               $(23,096)    $214,578  $(82,008) $135,212
    Change in net unrealized
      gain (loss) on mkt. securities     2,113          226     3,945       121
    Change in foreign currency
      translation adjustments            2,458       (5,813)   (6,447)   (7,082)
                                      --------     --------  --------  --------
    Comprehensive income (loss)       $(18,525)    $208,991  $(84,510) $128,251
                                      ========     ========  ========  ========

14. In the third quarter of fiscal 1999, the Company elected early adoption of Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (SFAS 134). SFAS 134 requires that mortgage-backed securities or other interests retained after a securitization be classified based on the intent to sell or hold the investments. The Company has classified its retained interests as available-for-sale securities, which are included in Investments in marketable securities on the Consolidated Balance Sheet.

15. In the first quarter of fiscal year 1999, the Company acquired operations that management determined to be a new reportable operating segment. The new segment, Business services, is primarily engaged in providing accounting, tax and consulting services to business clients and tax, estate planning and financial planning services to individuals. The Business services segment currently offers its services through regional accounting firms based in Kansas City, Missouri; Chicago, Illinois; Indianapolis, Indiana; Buffalo, New York and Dallas, Texas. Revenues of this segment are seasonal in nature, with peak revenues occurring during January through April.

    Information concerning the Company's operations by reportable operating segments for the three and nine months ended January 31, 1999 and 1998 is as follows:


                                    Three months ended      Nine months ended
                                    ------------------      -----------------
                                       January 31,             January 31,
                                       -----------             -----------
                                     1999        1998        1999        1998
                                     ----        ----        ----        ----
    Revenues:
      U.S. tax operations          $189,083    $152,773   $ 219,662   $ 181,912
      International tax operations    6,776       7,371      22,030      24,221
      Mortgage operations            79,333      37,522     184,926      93,039
      Business services              15,271         -        18,135         -
      Unallocated corporate           1,019       1,110       2,915       3,218
                                   --------    --------   ---------   ---------
                                   $291,482    $198,776   $ 447,668   $ 302,390
                                   ========    ========   =========   =========
    Earnings (loss) from
    continuing operations:
      U.S. tax operations          $(18,845)   $(19,050)  $(137,977)  $(123,233)
      International tax operations   (7,508)     (6,925)    (15,742)    (13,174)
      Mortgage operations            24,305       7,682      48,630      19,756
      Business services                  (8)        -          (220)        -
      Unallocated corporate          (2,735)     (2,314)     (7,161)     (5,029)
      Interest exp. on LT debt       (4,438)     (4,431)    (13,319)     (9,339)
      Investment income, net          4,641       1,107      28,177       9,490
                                   --------    --------   ---------   ---------
    Loss from continuing operations
     before income tax benefit     $ (4,588)   $(23,931)  $ (97,612)  $(121,529)
                                   ========    ========   =========   =========

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

Working capital decreased to $247.5 million at January 31, 1999 from $812.3 million at April 30, 1998. The working capital ratio at January 31, 1999 is 1.2 to 1, compared to 1.6 to 1 at April 30, 1998. The decrease in working capital and the working capital ratio is primarily due to the repurchase of treasury shares and, to a lesser extent, the seasonal nature of the Company's U.S. tax operations segment. Tax return preparation occurs almost entirely in the fourth quarter and has the effect of increasing certain assets and liabilities during this time.

The Company maintains seasonal lines of credit to support short-term borrowing facilities in the United States and Canada. The credit limits of these lines fluctuate according to the amount of short-term borrowings outstanding during the year.

The Company incurs short-term borrowings throughout the year to fund receivables associated with its nonconforming mortgage loan and other financial services programs. These short-term borrowings in the U.S. are supported by a $1.85 billion back-up credit facility through November 1999, subject to renewal.

The Company's capital expenditures, treasury share purchases and dividend payments during the first nine months were funded through internally-generated funds.

At January 31, 1999, short-term borrowings used to fund mortgage loans and other programs increased to $806.0 million from $643.0 million at April 30, 1998 due mainly to the funding of mortgage operations. For the nine months ended January 31, 1999 and 1998, interest expense was $53.9 million and $26.9 million, respectively. The increase in interest expense is primarily attributable to the funding of mortgage operations with short-term borrowings and the debt incurred to fund the acquisition of Option One Mortgage Corporation (Option One) in June 1997.

The Company announced in December 1993 its intention to repurchase from time to time up to 10 million of its shares on the open market. In July 1996, the Company announced its intention to repurchase up to 10 million additional shares in the open market over a two-year period following the separation of CompuServe Corporation. At January 31, 1999, 17.0 million shares had been repurchased.
The Company plans to continue to purchase its shares on the open market in accordance with these authorizations, subject to various factors including the price of the stock, availability of excess cash, the ability to maintain financial flexibility, securities laws restrictions and other investment opportunities available.

RESULTS OF OPERATIONS
---------------------
FISCAL 1999 COMPARED TO FISCAL 1998

The analysis that follows should be read in conjunction with the table below and the Consolidated Statements of Operations found on pages 2 and 3.

                THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO
                -----------------------------------------------
                      THREE MONTHS ENDED JANUARY 31, 1998
                      -----------------------------------
                             (amounts in thousands)


                                            Revenues          Earnings (loss)
                                       ------------------   -------------------
                                         1999      1998       1999       1998
                                         ----      ----       ----       ----

U.S. tax operations                    $189,083  $152,773   $(18,845)  $(19,050)

International tax operations              6,776     7,371     (7,508)    (6,925)

Mortgage operations                      79,333    37,522     24,305      7,682

Business services                        15,271       -           (8)       -

Unallocated corporate                     1,019     1,110     (2,735)    (2,314)

Interest expense on LT debt                 -         -       (4,438)    (4,431)

Investment income, net                      -         -        4,641      1,107
                                       --------  --------   --------   --------
                                       $291,482  $198,776     (4,588)   (23,931)
                                       ========  ========

Income tax benefit                                            (1,743)    (9,094)
                                                            --------   --------

Net loss from continuing operations                           (2,845)   (14,837)

Net loss from discontinued operations                           (273)    (2,452)

Net gain (loss) on sale of discontinued operations           (19,978)   231,867
                                                            --------   --------
Net earnings (loss)                                         $(23,096)  $214,578
                                                            ========   ========


Consolidated revenues for the three months ended January 31, 1999 increased 46.6% to $291.5 million from $198.8 million reported last year. The increase is primarily due to revenues from Mortgage operations of $79.3 million, a 111.4% increase over last year and U.S. tax operations, a 23.8% increase. The new Business services segment, acquired in May 1998, also contributed $15.3 million to the increase.

The consolidated pretax loss from continuing operations for the third quarter of fiscal 1999 decreased to $4.6 million from $23.9 million in the third quarter of last year. The decrease is attributable to increased earnings from Mortgage operations and higher investment income.

The net loss from continuing operations was $2.8 million, or $.03 per share, compared to $14.8 million, or $.14 per share, for the same period last year.

An analysis of operations by reportable operating segments follows.

U.S. TAX OPERATIONS

Revenues increased 23.8% to $189.1 million from $152.8 million last year, resulting primarily from increased revenues from tax-related services that are attributable to an increase in the number of clients served and price increases. During the first month of the U.S. tax-filing season, the number of clients served in company-owned offices increased 4.8%. Improved software sales and revenues from Refund Anticipation Loan (RAL) participations also contributed to the increase.

The pretax loss decreased 1.1% to $18.8 million from $19.1 million in the third quarter of last year due to the strong increase in revenues. The increase in revenues completely offset the increase in expenses over the prior year. The increase in expenses is attributable to normal increases in compensation and benefits related to tax services, a more conservative loss reserve related to RAL participations than in the same period last year and an increase in the number of tax offices. Due to the nature of this segment's business, the results for the first month of the tax-filing season are not necessarily indicative of expected results for the entire tax season.

INTERNATIONAL TAX OPERATIONS

Revenues decreased 8.1% to $6.8 million compared to $7.4 million in the prior year's third quarter. The decrease is principally attributable to increased competitive conditions related to discounted returns and a slower start to the Canadian tax-filing season. The number of regular and discounted returns prepared in company-owned offices in Canada during the month of January decreased 27.5% from the prior year. The decline in Canada was partially offset by increased revenues in Australia.

The pretax loss increased 8.4% to $7.5 million from $6.9 million last year. The increase is due to compensation and other facility-related expenses in Canada primarily attributable to normal operational increases and an increase in the number of tax offices, as well as decreased revenues. Due to the nature of this segment's business, third quarter operating results are not indicative of expected results for the entire fiscal year.

MORTGAGE OPERATIONS

Revenues increased 111.4% to $79.3 million from $37.5 million in the same period last year. The increase is attributable to a higher volume of loans sold or securitized and increased interest income over the prior year. Option One originated and sold or securitized $930.2 million and $1.3 billion in loans, respectively, during the third quarter of fiscal 1999, compared to $507.0 million originated and $466.0 million sold in the third quarter last year. Both Option One and Companion Mortgage had higher interest income earned related to higher balances of mortgage loans held for sale during the quarter.

Mortgage operations pretax earnings of $24.3 million increased 216.4% this year compared to $7.7 million during the third quarter of fiscal 1998, driven entirely by the increase in revenues. Increases in compensation and benefits and marketing and advertising expense had a negative impact on pretax earnings due primarily to the continued expansion of Option One's operations.

BUSINESS SERVICES

Business services is a new reportable operating segment for fiscal year 1999. Business services contributed revenues of $15.3 million and a pretax loss of $8 thousand for the third quarter of fiscal 1999, including goodwill amortization of $1.1 million. Due to the nature of this segment's business, revenues are seasonal, while expenses are relatively fixed throughout the year. Results for the third quarter are not indicative of the expected results for the entire year.

INVESTMENT INCOME, NET

Net investment income increased 319.2% to $4.6 million from $1.1 million last year. The increase is due to additional funds available for investment resulting from the proceeds of the monetization of WorldCom, Inc. stock during fiscal 1998.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the third quarter increased 18.2% to $2.7 million from $2.3 million in the comparable period last year. The increase is a result of higher employee costs.

        THREE MONTHS ENDED JANUARY 31, 1999 (THIRD QUARTER) COMPARED TO
        ---------------------------------------------------------------
              THREE MONTHS ENDED OCTOBER 31, 1998 (SECOND QUARTER)
              ----------------------------------------------------
                             (amounts in thousands)


                                                 Revenues         Earnings (loss)
                                             -----------------  -------------------
                                             3rd Qtr   2nd Qtr   3rd Qtr    2nd Qtr
                                             --------  -------  --------   --------

U.S. tax operations                          $189,083  $18,400  $(18,845)  $(61,316)

International tax operations                    6,776   11,817    (7,508)    (2,263)

Mortgage operations                            79,333   52,888    24,305     10,538

Business services                              15,271    1,534        (8)       (98)

Unallocated corporate                           1,019      974    (2,735)    (2,318)

Interest expense on LT debt                       -        -      (4,438)    (4,438)

Investment income, net                            -        -       4,641      9,646
                                             --------  -------  --------   --------
                                             $291,482  $85,613    (4,588)   (50,249)
                                             ========  =======

Income tax benefit                                                (1,743)   (19,094)
                                                                --------   --------

Net loss from continuing operations                               (2,845)   (31,155)

Net loss from discontinued operations                               (273)       (18)

Net loss on sale of discontinued operations                      (19,978)       -
                                                                --------   --------

Net loss                                                        $(23,096)  $(31,173)
                                                                ========   ========


Consolidated revenues for the three months ended January 31, 1999 increased 240.5% to $291.5 million from $85.6 million reported in the second quarter of fiscal 1999. The increase is primarily due to revenues from U.S. tax operations related to the beginning of the U.S. tax-filing season, as well as increased revenues from Mortgage operations and Business services.

The consolidated pretax loss from continuing operations for the third quarter of fiscal 1999 decreased to $4.6 million from $50.2 million in the second quarter of this year. The decrease is attributable to U.S. tax operations, which incurred a pretax loss of $18.8 million this quarter compared to a pretax loss of $61.3 million in the second quarter, and improved results from Mortgage operations.

The net loss from continuing operations was $2.8 million, or $.03 per share, compared to $31.2 million, or $.31 per share, for the second quarter.

An analysis of operations by reportable operating segments follows.

U.S. TAX OPERATIONS

Revenues increased 927.6% to $189.1 million from $18.4 million in the second quarter. The pretax loss decreased 69.3% to $18.8 million from $61.3 million in the three months ended October 31, 1998. The improved results are due to the onset of the U.S. tax-filing season.

INTERNATIONAL TAX OPERATIONS

Revenues decreased 42.7% to $6.8 million compared to the second quarter revenues of $11.8 million. The pretax loss increased 231.8% to $7.5 million from $2.3 million in the second quarter. The decreased results are due to the timing of the tax-filing seasons in Australia and Canada. The Australian tax season ends in October while the Canada tax season begins in late January.

MORTGAGE OPERATIONS

Revenues increased 50.0% to $79.3 million from $52.9 million in the prior quarter. Pretax earnings increased 130.6% to $24.3 million from $10.5 million in the three months ended October 31, 1998. The improved results are due to the timing of loan sales, increased interest income earned on higher loan balances and a one-time loss of $2.5 million on the termination of a hedging instrument incurred during the second quarter. The increased earnings were partially reduced by increases in compensation and benefits expenses. Option One sold or securitized $1.3 billion in loans in the current quarter compared to $539.6 million in the second quarter.

BUSINESS SERVICES

Business services is a new reportable operating segment for fiscal year 1999. Revenues increased 895.5% to $15.3 million from $1.5 million in the three months ended October 31, 1998. The pretax loss decreased 91.8% to $8 thousand from $98 thousand in the prior quarter. The improved results are due to acquisitions made during the third quarter and the onset of the accounting firms' tax and accounting season.

INVESTMENT INCOME, NET

Net investment income decreased 51.9% to $4.6 million from $9.6 million in the second quarter of fiscal 1999. The decrease resulted from less funds available for investment due to the purchase of treasury shares.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the third quarter increased 18.0% to $2.7 million from $2.3 million in the second quarter. The increase is due to higher charitable contributions, employee costs and consultant fees. Improved results at the Company's captive insurance subsidiary partially offset the increased loss.

                 NINE MONTHS ENDED JANUARY 31, 1999 COMPARED TO
                 ----------------------------------------------
                       NINE MONTHS ENDED JANUARY 31, 1998
                       ----------------------------------
                             (amounts in thousands)


                                           Revenues          Earnings (loss)
                                      ------------------  ---------------------
                                        1999      1998       1999        1998
                                        ----      ----       ----        ----

U.S. tax operations                   $219,662  $181,912  $(137,977)  $(123,233)

International tax operations            22,030    24,221    (15,742)    (13,174)

Mortgage operations                    184,926    93,039     48,630      19,756

Business services                       18,135       -         (220)        -

Unallocated corporate                    2,915     3,218     (7,161)     (5,029)

Interest expense on LT debt                -         -      (13,319)     (9,339)

Investment income, net                     -         -       28,177       9,490
                                      --------  --------  ---------   ---------

                                      $447,668  $302,390    (97,612)   (121,529)
                                      ========  ========

Income tax benefit                                          (37,072)    (46,181)
                                                          ---------   ---------

Net loss from continuing operations                         (60,540)    (75,348)

Net loss from discontinued operations                        (1,490)    (21,307)

Net gain (loss) on sale of discontinued operations          (19,978)    231,867
                                                          ---------   ---------

Net earnings (loss)                                       $ (82,008)  $ 135,212
                                                          =========   =========


Consolidated revenues for the nine months ended January 31, 1999 increased 48.0% to $447.7 million from $302.4 million reported last year. The increase is primarily due to revenues from Mortgage operations of $184.9 million, a 98.8% increase over last year, a 20.8% increase in revenues from U.S. tax operations and revenues from the new Business services segment.

The consolidated pretax loss from continuing operations for the first nine months of fiscal 1999 decreased to $97.6 million from $121.5 million last year. The decrease is attributable to higher earnings from Mortgage operations and increased investment income, which were reduced by increased losses from U.S. tax operations.

The net loss from continuing operations was $60.5 million, or $.60 per share, compared to $75.3 million, or $.72 per share, for the same period last year.

An analysis of operations by reportable operating segments follows.

U.S. TAX OPERATIONS

Revenues increased 20.8% to $219.7 million from $181.9 million last year, resulting primarily from higher revenues from tax related services that are attributable to a 3.8% increase in clients served and price increases. Revenues from software sales and RAL participations also contributed to the increase.

The pretax loss increased 12.0% to $138.0 million from $123.2 million in the comparable period last year due to normal operational increases in compensation, rent and other facility-related expenses. Also contributing to the increases in rent and other facility-related expenses is an increase in the amount of tax office space maintained under lease during this year's off-season, as well as an additional 236 tax offices this tax season compared to last year's tax season. The increased loss was partially offset by earnings from software sales. Due to the nature of this segment's business, the nine month operating results are not indicative of expected results for the entire fiscal year.

INTERNATIONAL TAX OPERATIONS

Revenues decreased 9.0% to $22.0 million compared to $24.2 million in the prior year. The decrease is due to foreign currency translation of Australia operations and a decline in tax preparation and discounted return fees in Canada. Discounted returns prepared in company-owned offices declined 19.0% from the prior year. The number of tax returns prepared in company-owned offices declined 12.6% from last year.

The pretax loss increased 19.5% to $15.7 million from $13.2 million last year. The increase is due to higher facility-related expenses in Canada, which is attributable to the increase in the number of offices and normal operational increases, and increased compensation and benefits in the United Kingdom. Due to the nature of this segment's business, the nine month operating results are not indicative of expected results for the entire fiscal year.

MORTGAGE OPERATIONS

Revenues increased 98.8% to $184.9 million from $93.0 million in the same period last year. The increase is essentially attributable to Option One, which was acquired on June 17, 1997. Option One contributed revenues of $157.8 million for the nine months, a $76.9 million increase over the seven-and-a-half month period last year. Option One originated and sold or securitized $2.5 billion in loans during the first nine months of fiscal 1999. Companion Mortgage also contributed revenues of $27.1 million, a 123.9% increase over last year, due to interest income earned on higher balances of mortgage loans held for sale.

Pretax earnings increased 146.2% to $48.6 million from $19.8 million in the prior year. The increase is primarily due to Option One, which contributed earnings of $46.7 million compared to earnings of $19.3 million last year and increased earnings from Companion Mortgage. Earnings were reduced by increased losses from an equity investment.

BUSINESS SERVICES

Business services is a new reportable operating segment for fiscal year 1999. Business services contributed revenues of $18.1 million and a pretax loss of $220 thousand for the nine months ended January 31, 1999, including goodwill amortization of $1.3 million. Due to the nature of this segment's business, revenues are seasonal, while expenses are relatively fixed throughout the year. Results for the nine months are not indicative of the expected results for the entire year.

INVESTMENT INCOME, NET

Net investment income increased 196.9% to $28.2 million from $9.5 million last year. The increase is due to additional funds available for investment resulting from the proceeds of the monetization of WorldCom, Inc. stock during fiscal 1998.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the nine months increased 42.4% to $7.2 million from $5.0 million in the comparable period last year. The increase is a result of increased employee costs and the start-up of a business that offers financial planning services through the Company's tax offices.


OTHER ISSUES
------------
YEAR 2000 READINESS DISCLOSURE

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

The Company has identified 9 mission critical business functions (i.e. U.S. tax preparation services, wholesale loan services, etc.) and 28 non-mission critical business functions (i.e. TaxCut(R) software, Australian tax operations, etc.). Within each of the business functions, key IT and non-IT systems have been inventoried and assessed for compliance and detailed plans are in place for required system modifications or replacements. Currently remediation projects are at different phases of completion. One hundred and thirty-five remediation projects, including both IT and non-IT systems, were identified within the 9 mission critical business functions. Of these projects, 87 are complete and successfully tested, 23 are in the testing phase and 25 are still in progress. Of the projects currently in the testing phase, 82% are scheduled to be completed by April 30, 1999. The remaining projects will be completed after the 1998 tax season due to the nature of the Company's business.

The Company has initiated communications and surveyed state, Federal and foreign governments and suppliers with which it interacts to determine their plans for addressing Year 2000 issues. The Company is relying on their responses to determine if key suppliers will be Year 2000 compliant. One of the Company's key third parties is the Internal Revenue Service (IRS). In a report given to the House Committee on Ways and Means on Year 2000 Conversion Efforts on

February 24, 1999, the Commissioner of the IRS reported the status of the IRS's Year 2000 effort. He stated: "Nearly all of our (IRS) mission critical systems were made Y2K compliant and were placed back into production for the 1999 Filing Season. Approximately half of these systems have been successfully tested "end-to-end" with the clocks rolled forward. We (IRS) will continue focusing our repair efforts on mission critical systems from now until the end of March. From April through the end of 1999, most of the effort will be applied to wrapping up some smaller systems and, most importantly, completing the full-scale End-to-End Testing." The Company is also in the process of completing a survey and inventory of tax franchisees. Some readiness issues have been identified and the Company is assisting its franchisees with their remediation programs to help mitigate their risk. Assurances from franchisees of Year 2000 readiness are scheduled to be obtained after the end of the current tax season. The Company will continue to monitor its third party relationships for Year 2000 issues.

Costs associated with the Year 2000 issue are being expensed as incurred. Total costs are currently estimated at $3.7 million, with approximately $1.8 million incurred to date. The costs associated with the replacement of computer systems, hardware or equipment (currently estimated to be $12.9 million in total, with $10.4 million incurred to date), substantially all of which would be capitalized, are not included in the above estimates. All costs related to the Year 2000 issue are being funded through internally-generated funds.

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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

As of January 31, 1999, there has been no change in the Company's market risk exposure related to interest rates on investments in fixed-rate mortgage loans held for resale or securitization from what was reported in the Company's Form 10-Q for the quarter ended October 31, 1998. As previously reported in the Company's Annual Report on Form 10-K for April 30, 1998, the Company hedged its fixed-rate mortgage portfolio by selling short treasury securities and utilizing forward commitments. This is still the Company's policy, however, due to market conditions it became apparent that the performance of selling short treasury securities was not correlating with the value of fixed-rate mortgages in the whole loan market. Therefore, at January 31, 1999 the Company had no outstanding hedges to minimize market risk on the fixed-rate mortgage loan portfolio. The Company is evaluating other alternatives to minimize market risk. At January 31, 1999, the fixed-rate portfolio represents 20.3% of all mortgage loans held for sale and 3.8% of total assets. Mortgage loans held for sale are recorded at the lower of cost or market value. If it is determined that the market value drops below cost, a valuation allowance would be set up and the loss would be recognized in the current period. No valuation allowance has been recorded at January 31, 1999.

The Company estimates that an increase in interest rates on fixed-rate mortgages of 50 basis points would result in a decline in value of approximately $3.4 million, which would be recorded as a loss in the consolidated income statement to the extent that the market value dropped below cost. Such impact would represent approximately 6.9% of the pretax earnings from Mortgage operations and 3.5% of the Company's consolidated pretax loss for the nine months ended January 31, 1999, assuming the entire decline was recognized as a lower of cost or market adjustment.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   The lawsuits discussed herein were reported in the Form 10-Q for the first and second quarters of fiscal 1999. CompuServe, certain current and former officers and directors of CompuServe and the registrant have been named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio. All suits involve claims based on allegations of omissions and misstatements of fact in connection with CompuServe's initial public offering in April 1996. Relief sought in the lawsuits is unspecified, but includes pleas for rescission and damages. The Federal suits were consolidated, the defendants filed a motion to dismiss the consolidated suits, the district court stayed all proceedings pending the outcome of the state court suits, and the United States Court of Appeals for the Sixth Circuit affirmed such stay. The state lawsuits were consolidated for discovery purposes and defendants filed a motion for summary judgment covering all four state lawsuits. In the state lawsuits, the court entered an order in July 1998 that the suits entitled Harvey Greenfield v. CompuServe Corporation, et al., Jeffrey Schnipper v. CompuServe Corporation, and Philip Silverglate v. CompuServe Corporation, et al. be maintained as a class action on behalf of the following class:

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)    Exhibits

      10.1 H&R Block Deferred Compensation Plan for Executives, as Amended and Restated.
            for Executives, as Amended and Restated.

      10.2 Amendment No. 1 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated.

      27    Financial Data Schedule

b)    Reports on Form 8-K
      The registrant did not file any reports on Form 8-K during the third quarter of fiscal 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      H&R BLOCK, INC.
                                              -------------------------------
                                                       (Registrant)



DATE    03/16/99                         BY         /s/ Ozzie Wenich
     ---------------                        ---------------------------------
                                                      Ozzie Wenich
                                                Senior Vice President and
                                                 Chief Financial Officer



DATE    03/16/99                         BY       /s/ Cheryl L. Givens
     ---------------                        ---------------------------------
                                                   Cheryl L. Givens
                                         Vice President and Corporate Controller