Form 10-K
period 1999-04-30
H&R BLOCK INC
filed 1999-07-29
CIK 12659

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED:  APRIL 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from               to

                         Commission File Number: 1-6089

                                H&R BLOCK, INC.
             (Exact name of registrant as specified in its charter)

Missouri                                        44-0607856
-------------------------------                 ----------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)

4400 Main Street, Kansas City, Missouri         64111
----------------------------------------        ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on June 1, 1999, was $4,508,263,083.

Number of shares of registrant's Common Stock, without par value, outstanding on June 1, 1999: 97,640,766.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of the registrant's annual report to security holders for the fiscal year ended April 30, 1999, are incorporated herein by reference in response to Part I, Item 1, and Part II, Items 5 through 7 and
Item 8, and certain specified portions of the registrant's definitive proxy statement filed within 120 days after April 30, 1999, are incorporated herein by reference in response to Part III, Items 10 through 13, inclusive.

                                     PART I

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     H&R Block, Inc. is a corporation that was organized in 1955 under the laws of the State of Missouri (the "Company"). It is the parent corporation in a two-tier holding company structure following a 1993 corporate restructuring. The second-tier holding company is H&R Block Group, Inc., a Delaware corporation and the direct or indirect owner of the operating subsidiaries that provide tax and financial services to the general public principally in the United States, but also in Canada, Australia, the United Kingdom and other foreign countries. Approximately 81% of the consolidated revenues of the Company in fiscal year 1999 were generated by subsidiaries involved in tax return preparation, electronic filing of income tax returns and other tax-related services. The Company's subsidiaries also originate, purchase, service, sell and securitize mortgages, offer personal productivity software, purchase participation interests in refund anticipation loans made by a third-party lender, offer accounting, tax and consulting services to business clients and provide financial products and services.

     Developments during fiscal year 1999 within U.S. Tax Operations, International Tax Operations, Mortgage Operations and Business Services are described in the section below entitled "Description of Business."

     Effective September 1, 1998, Mark A. Ernst became Executive Vice President and Chief Operating Officer of the Company, a newly created position. Mr. Ernst was formerly a senior vice president for American Express Company. As the Executive Vice President and Chief Operating Officer, Mr. Ernst's responsibilities during fiscal year 1999 included oversight of the Company's U.S. and international tax operations, its software operations, mortgage operations and the development of new financial products and services.

     During the 1999 fiscal year, subsidiaries of the Company acquired the stock or non-attest assets of six regional accounting firms and several smaller local accounting firms. Shortly after the 1999 fiscal year end, the Company acquired the non-attest assets of another regional accounting firm, bringing the total to seven, and thereafter announced that it had signed an agreement to acquire substantially all of the non-attest assets of McGladrey & Pullen, LLP ("M&P"), the nation's seventh largest accounting and consulting firm. All of these transactions are described below in the "Business Services" portion of the section entitled "Description of Business." The Company also acquired a conventional mortgage company based near Boston, Massachusetts, and a subsidiary of the Company acquired a full-service investment firm located in Kansas City, Missouri. The descriptions of these two acquisitions are respectively set forth in the "Mortgage Operations" and "Other Business" portions of the section below entitled "Description of Business."

     On July 21, 1999, the Company announced that it is evaluating strategic alternatives for Option One, including a possible sale or joint venture with a business partner, and that it remains committed to the retail mortgage business. There are no assurances that any transaction will take place, and any transaction will be subject to the approval of the Company's Board of Directors.

     On January 29, 1999, Block Financial Corporation, an indirect subsidiary of the Company, completed the sale of its WebCard Visa credit card portfolio to Providian National Bank in San Francisco. The credit card business was listed as a separate business segment in the Company's Form 10-K for the fiscal year ended April 30, 1998. The Company recorded a $20.9 million loss, net of taxes, on the transaction.

     During the fiscal year ended April 30, 1999, the Company was not involved in any bankruptcy, receivership or similar proceedings or any material reclassifications, mergers or consolidations, and the Company did not acquire or dispose of any material amount of assets during such year otherwise than in the ordinary course of business.

     The information contained in this Form 10-K and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of the satisfaction of all closing conditions set forth in the agreement to acquire substantially all of the non-attest assets of M&P and the completion of the M&P transaction; the uncertainty of the entry by the Company into any agreement regarding any sale, joint venture, or other strategic action involving Option One; the uncertainty regarding the completion of any transaction involving Option One; the uncertainty of laws, legislation, regulations, supervision and licensing by Federal, state and local authorities and their impact on any proposed or possible transactions and the lines of business in which the Company's subsidiaries are involved; year 2000 readiness of the Company and external parties; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability of the Company's subsidiaries to successfully expand the national accounting practice, the retail mortgage business, the H&R Block Financial Center operations, other financial planning and investment services operations, and the H&R Block Premium segment and other aspects of the tax business; the inability to implement the Company's strategies with respect to such expansion and other strategies; termination by either party of the license agreement between H&R Block Tax Services, Inc. and Sears, Roebuck & Co.; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation involving the Company; and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission. Readers should take these factors and risks into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The information required by Item 101(b) of Regulation S-K relating to financial information about industry segments is contained in the Notes to Consolidated Financial Statements in the Company's annual report to security holders for the fiscal year ended April 30, 1999, and is hereby incorporated herein by reference.

NUMBER OF EMPLOYEES

     The Company, including its direct and indirect wholly owned subsidiaries, has approximately 4,200 regular full-time employees. The highest number of persons employed by the Company during the fiscal year ended April 30, 1999, including seasonal employees, was approximately 86,500.

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

     Taxpayers Served. H&R Block served approximately 16,542,000 taxpayers in the United States during fiscal year 1999, an increase from 15,835,000 taxpayers served in fiscal year 1998 and 15,625,000 taxpayers served in fiscal 1997. "Taxpayers served" includes taxpayers for whom H&R Block prepared income tax returns as well as taxpayers for whom Block provided only electronic filing services.

     Tax Return Preparation. During the 1999 income tax filing season (January 2 through April 30), H&R Block offices in the United States prepared approximately 15,761,000 individual income tax returns, compared to the preparation of 14,838,000 such returns in fiscal year 1998 and 14,302,000 such returns in fiscal year 1997. These returns constituted about 13.7% of an IRS estimate of total individual income tax returns filed as of April 30, 1999. The following table shows the approximate number of income tax returns prepared at H&R Block offices during the last five tax filing seasons:

                                         Tax Season Ended April 30
                                               (in thousands)

                              1995       1996       1997        1998        1999

       Returns Prepared     12,918     13,360     14,302      14,838      15,761


     During the tax season, most H&R Block offices are open from 9:00 a.m. to 9:00 p.m. weekdays and from 9:00 a.m. to 5:00 p.m. Saturdays and Sundays. Office hours are often extended during peak periods. Most tax preparation business is transacted on a cash basis. The procedures of Tax Services have been developed so that a tax return is prepared on a computer in the presence of the customer, in most instances in less than one hour, on the basis of information furnished by the customer. Pursuant to the one-stop service offered at Company-owned offices, the return is reviewed for accuracy and presented to the customer for signature and filing during his or her initial visit to the office.

     H&R Block Premium. In addition to its regular offices, H&R Block offers tax return preparation services at H&R Block Premium offices in the United States. Appealing to taxpayers with more complicated returns, H&R Block Premium stresses the convenience of appointments, year-round tax service from the same preparer and private office interviews. The number of H&R Block Premium offices increased in fiscal year 1999 to 617, as compared to 598 in fiscal year 1998 and 581 in fiscal 1997. In fiscal 1999, the number of H&R Block Premium clients increased to approximately 719,000, compared to approximately 647,000 in fiscal year 1998 and approximately 666,000 in fiscal year 1997.

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

     An eligible electronic filing customer may also apply for a refund anticipation loan ("RAL") at an H&R Block office. Under the 1999 RAL program, Tax Services' electronic filing customers who meet certain eligibility criteria are offered the opportunity to apply for loans from Household Bank in amounts based upon the customers' anticipated Federal income tax refunds. Income tax return information is simultaneously transmitted by H&R Block to the IRS and the lending bank. Within a few days after the date of filing, a check in the amount of the loan, less the bank's transaction fee and H&R Block's tax return preparation fee (and, where applicable, electronic filing fee), is received by the RAL customer. The IRS then directly deposits the participating customer's actual Federal income tax refund into a designated account at the bank in order for the loan to be repaid.

     H&R Block also offers an electronic refund service pursuant to which an eligible electronic filing service customer's income tax refund is directly deposited into a bank account at a bank (Tax Services used Household Bank in 1999) within approximately three weeks after the tax return is electronically filed, and a check is thereafter issued to the taxpayer in the amount of the refund, less the bank's transaction fee and H&R Block's tax return preparation fee (and, where applicable, electronic filing fee).

     H&R Block filed approximately 11,139,000 U.S. tax returns electronically in fiscal 1999, compared to 9,423,000 in fiscal 1998 and 7,279,000 in fiscal 1997. Approximately 2,811,000 refund anticipation loans were processed in fiscal 1999 by H&R Block, compared to 2,420,000 in fiscal 1998 and 2,573,000 in fiscal 1997. Approximately 1,916,000 electronic refunds were processed in fiscal 1999 by H&R Block, compared to 1,855,000 in fiscal 1998 and 1,871,300 in fiscal 1997.

     In 1999, H&R Block offered a service to transmit state income tax returns electronically to state tax authorities in 38 states and the District of Columbia (compared to 35 states and the District of Columbia in fiscal 1998 and 34 states and the District of Columbia in fiscal 1997) and plans to continue to expand this program as more states make this filing alternative available to their taxpayers.

     Income Tax Courses. H&R Block offers to the public income tax return preparation courses that teach taxpayers how to prepare their own income tax returns, as well as provide H&R Block with a source of trained income tax return preparers. During the 1999 fiscal year, 159,216 students enrolled in H&R Block's basic and advanced income tax courses in the United States, compared to 130,884 students during fiscal year 1998 and 111,428 students during fiscal year 1997.

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

     In fiscal year 1999, H&R Block also operated 729 offices in department stores in the United States, including 723 offices in Sears, Roebuck & Co. stores operated as "Sears Income Tax Service by H&R Block." During the 1999 tax season, the Sears' facilities constituted approximately eight percent of the tax office locations of H&R Block. Tax Services is a party to a license agreement with Sears relating to Tax Service's operation in Sears locations throughout the United States. Such license agreement expires on December 31, 2004, subject to termination rights of both parties for a limited period of time after each tax season. Tax Services views the operations under its relationship with Sears to date as satisfactory and such relationship to be amicable in general, although it is in negotiations with Sears regarding a dispute over commissions owed to Sears under such agreement.

     On April 15, 1999, there were 8,923 H&R Block offices in operation in the United States compared to 8,780 offices in operation on April 15, 1998, and 8,554 offices in operation on April 15,

1997. Of the 8,923 offices, 4,880 were owned and operated by Tax Services (compared to 4,640 in fiscal year 1998 and 4,483 in fiscal year 1997) and 4,043 were owned and operated by independent franchisees (compared to 4,140 in fiscal 1998 and 4,071 in fiscal 1997). Of such franchised offices in fiscal 1999, 2,698 were operated by "satellite" franchisees of Tax Services (described below), 796 were operated by "major" franchisees (described below) and 549 were operated by satellite franchisees of major franchisees.

     Two types of franchises have principally been granted by the Company and its subsidiaries. "Major" franchisees entered into agreements with the Company (primarily in the Company's early years) covering larger cities and counties and providing for the payment of franchise royalties based upon a percentage of gross revenues of their offices. Under the agreements, the Company granted to each franchisee the right to the use of the name "H&R Block" and provided a Policy and Procedure Manual and other supervisory services. Tax Services offers to sell furniture, signs, advertising materials, office equipment and supplies to major franchisees. Each major franchisee selects and trains the employees for its office or offices. Since March 1993, HRB Royalty, Inc., a wholly owned subsidiary of Tax Services, has served as the franchisor under the major franchise agreements.

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

     From time to time, Tax Services has acquired the operations of existing franchisees and other tax return preparation businesses, and it will continue to do so if future conditions warrant such acquisitions and satisfactory terms can be negotiated. In fiscal year 1999, Tax Services acquired 69 tax offices in the United States, including 26 H&R Block franchise offices and 43 offices of other tax businesses.

     Participation Interests in RALs. Block Financial Corporation ("BFC") is party to a July 1996 agreement with Household Bank ("Household") to purchase a participation interest in refund anticipation loans provided by Household to H&R Block tax customers. See "Electronic Filing" under "Tax Operations," above. In the 10-year agreement, BFC agreed to purchase an initial 40% participation interest in such RALs, which interest would be increased to nearly 50% in specified circumstances. In fiscal 1999, the participation interest was increased to 49.9% in Company-owned RALs, and BFC began participating in 25% of major franchise RALs (previously there was no such participation). BFC's purchases of the participation interests are financed through short-term borrowing. BFC bears all of the risks associated with its interests in the RALs. BFC's total RAL revenue in fiscal year 1999 was approximately $90.2 million (compared to revenue of $53.3 million in fiscal 1998 and $54.5 million in fiscal 1997), generating approximately $19.1 million in pretax profits (compared to $6.4 million in pretax profits in fiscal year 1998 and $8.1 million in pretax profits in fiscal year 1997). The increase in revenues and pretax profits resulted from a 40.4% increase in the number of RAL participations over last year due to the increase in the participation percentage.

     Software Products. BFC develops and markets the Kiplinger TaxCut(R) tax preparation software package, as well as markets Kiplinger's Home Legal Advisor (SM), Kiplinger's Small Business Attorney(R), Kiplinger's NetWealth
(SM), Kiplinger's WILLPower (SM) and Names & Dates(R) software products. As a result of the increase in sales of TaxCut's final edition in fiscal year 1999, BFC believes that its share of retail sales in the income tax return preparation software market is greater than 30%.

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

     H&R Block in Two Distinct Designs
     The Income Tax People
     Executive (when used in connection with the
       preparation of income tax returns for others)
     Rapid Refund H&R Block and Design
     Accufile
     H&R Block Premium
     Someone You Can Count On
     Block Mortgage

     In addition, HRB Royalty, Inc., claims ownership of the following unregistered service marks and trademarks: America's Largest Tax Service and Nation's Largest Tax Service.

     Tax Services has a license to use the trade names, service marks and trademarks of HRB Royalty, Inc., in the conduct of the business of Tax Services.

     BFC claims ownership of the following services marks and trademarks registered on the principal register of the United States Patent and Trademark
Office:


     Audit Buster                                 Financial Finder
     B and Design                                 Names & Dates
     Block Financial                              Small Business Attorney
     Block Financial and Design                   TaxCut
     Conductor                                    Web
     Conductor and Baton Design                   WebBank
     Conductor and Hand-Held Baton Design         WebPay
     Conductor Card Review

BFC also claims ownership of the following unregistered service marks and trademarks:

     CONDUCTOR.COM                                WebAccount
     DittoCard                                    WebBroker
     Download Depot                               WebBuyer
     Fast Lane                                    WebCheck
     Home Legal Advisor                           WebChecking
     Your Complete Personal Legal Resource        WebQuote
     Solve Your Everyday Business Problems        NetWealth
     The Easy Way to Financial Success            NetWealth and Design
     The Fastest and Easiest Way To Do Your Taxes WILLPower


     BFC also claims ownership of the patent "SYSTEM FOR ON-LINE FINANCIAL SERVICES USING DISTRIBUTED OBJECTS" registered as Patent No. 5,706,442 on January 6, 1998, on the principal register of the United States Patent and Trademark Office.

     At the time BFC sold the credit card portfolio in January 1999, it granted to Providian National Bank a non-exclusive, non-transferable and royalty-free licenses to use the mark "Conductor and Baton Design" for up to two years, the patent "SYSTEM FOR ON-LINE FINANCIAL SERVICES USING DISTRIBUTED OBJECTS" for a period of ten years, and the mark "CONDUCTOR.COM" perpetually.

     Competitive Conditions. The tax return preparation and electronic filing businesses are highly competitive. There are a substantial number of tax return preparation firms and accounting firms that offer tax return preparation services. Many tax return preparation firms and many firms not otherwise in the tax return preparation business are involved in providing electronic filing and refund anticipation loan services to the public. Commercial tax return preparers and electronic filers are highly competitive with regard to price, service and reputation for quality. Tax Services believes that, in terms of the number of offices and tax returns prepared, it is the largest tax return preparation firm in the United States. Tax Services also believes that in terms of the number of offices and tax returns electronically filed in fiscal year 1999, it is the largest provider of electronic filing services in the United States.

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

     From time to time, and especially in election years, the subjects of tax reform, tax simplification, the restructuring of the tax system, a flat tax, a consumption tax, a value-added tax or a national sales tax surface. While each flat tax proposal and most other tax simplification proposals have fallen short of adoption, such issues have received more serious attention in recent years than ever before. Historically, changes in tax laws have increased H&R Block's business. The immediate result of tax law changes has been an increase in complexity. The transition from the current system to a new, untested system is likely to take a number of years and, under most serious tax reform proposals, Americans will still need to file Federal and state tax returns.
The Company believes that customers will still come to H&R Block for convenience, accuracy and answers to tax questions. However, if enacted, the effect of tax reform or simplification legislation on the business of the Company's subsidiaries over time is uncertain, and such legislation could have a material adverse effect on the Company's business, financial position and results of operations.

INTERNATIONAL TAX OPERATIONS

     Generally. This reportable operating segment provides the preparation of tax returns, electronic filing and related services to the general public in Canada, Australia and the United Kingdom. Tax preparation of U.S. tax returns and related services are offered by franchisees in ten countries. The electronic filing of U.S. income tax returns is offered at franchised offices located in Europe, and the electronic filing of Australian, Canadian and United Kingdom income tax returns is offered at H&R Block offices in Australia, Canada and the United Kingdom, respectively.

     The returns prepared at 1,466 H&R Block offices in countries outside of the United States constituted 12.8% of the total returns prepared by H&R Block in the last fiscal year (compared to 13.8% in fiscal year 1998 and 15.2% in fiscal year 1997).

     Canadian Operations. H&R Block Canada, Inc. ("Block Canada") and its franchisees prepared approximately 1,858,000 Canadian regular and discounted returns filed with Revenue Canada during the 1999 income tax filing season, compared with 1,945,000 Canadian returns prepared during fiscal year 1998 and 2,156,000 Canadian returns prepared in fiscal 1997. The number of offices operated by H&R Block in Canada increased in fiscal year 1999 to 1,032 from 928 in fiscal year 1998 and 1,021 in 1997. Of the 1,032 offices in Canada, 574 were owned and operated by Block Canada and 458 were owned and operated by franchisees. H&R Block operated 164 offices in department stores in Canada in fiscal year 1999, including 86 offices in Sears' facilities.

     Block Canada and its franchisees offer a refund discount ("CashBack") program to their customers in Canada. The procedures which H&R Block must follow in conducting the program are specified by Canadian law. In accordance with current Canadian regulations, if a customer's tax return indicates that such customer is entitled to a tax refund, a check is issued by H&R Block to the customer for an amount which is equal to the sum of (i) 85% of that portion of the anticipated refund which is less than or equal to $300 and (ii) 95% of that portion of the refund in excess of $300. The customer assigns to H&R Block the full amount of the tax refund to be issued by Revenue Canada. The refund check is then sent by Revenue Canada directly to H&R Block and deposited by H&R Block in its bank account. In accordance with the law, the discount is deemed to include both the tax return preparation fee and the fee for tax refund discounting. This program is financed by short-term borrowing. The number of returns discounted under the CashBack program decreased to approximately 516,000 in fiscal year 1999 from 532,000 in fiscal year 1998 and 583,000 in fiscal year 1997. Block Canada also provides check-cashing and other low-end financial services through its subsidiary Cashplan Systems Inc. Operating under the name "CashPlan," this service complements the CashBack service.

     In some parts of Canada, CashBack offices have been separated from regular tax return preparation offices. Operating under the "Financial Stop" name (without H&R Block signage), 217 offices offered the CashBack refund discounting services, as well as the preparation of simple tax returns and check cashing services, as compared to 147 offices in 1998.

     Australian Operations. The number of returns prepared by H&R Block Limited, the Company's indirect subsidiary in Australia, and by franchisees in Australia, increased to approximately 428,000 in fiscal year 1999 from 406,000 in fiscal 1998 and 403,000 in fiscal year 1997. The number of offices operated by H&R Block in Australia in fiscal year 1999 was 347, compared to 334 offices operated in fiscal 1998 and 302 offices operated in fiscal 1997. Of the 347 offices, 213 were owned and operated by H&R Block Limited and 134 were franchised offices. The tax season in Australia begins in July and ends in October.

     United Kingdom Operations. The Tax Team Limited, a Horsham-based firm acquired by an indirect subsidiary of the Company, provides tax return preparation services in the United Kingdom. The number of offices operated by the Tax Team in fiscal year 1999 decreased to 26 from 28 in fiscal year 1998.

     Government Regulation. Statutes and regulations relating to income tax return preparers, electronic filing, franchising and other areas affecting the income tax business also exist outside of the United States. In addition, the Canadian government regulates the refund discounting program in Canada, as discussed under "Canadian Operations," above. These laws have not materially affected the international tax operations conducted by subsidiaries of the Company. Conforming mortgages are those that may be offered through government sponsored loan agencies.

MORTGAGE OPERATIONS

     Generally. The mortgage operations reportable segment is primarily engaged in the origination, purchase, servicing, securitization and sale of conforming and nonconforming mortgage loans in the United States. Conforming mortgages are those that may be offered through government sponsored loan agencies. Nonconforming mortgages are those that may not be offered through government-sponsored loan agencies, and typically involve borrowers with impaired credit, who have substantial equity in the property which will be used to secure the loan. Mortgage origination services were offered in fiscal year 1999 through a network of mortgage brokers in 49 states and through H&R Block Financial Center offices in 4 states.

     Option One Mortgage Corporation. Option One, based in Irvine, California, has a network of more than 5,000 mortgage brokers in 49 states. Option One originates and purchases loans through both wholesale and retail channels, and originated approximately $1.9 billion in mortgage loans in fiscal year 1998 after its acquisition. The average Option One loan during fiscal year 1999 had a $108,000 principal balance, compared to $99,800 in fiscal 1998, and was secured by a first lien on a single family residence. During fiscal 1999, Option One sold or securitized approximately $3.6 billion of mortgage loans, as compared to $1.8 billion sold in fiscal 1998 after its acquisition. At the end of fiscal year 1999, Option One's servicing portfolio was 65,300 loans totaling more than $6.5 billion, compared to 42,800 loans totaling $4.3 billion in fiscal 1998.

     Wholesale originations and purchases represented the substantial majority of Option One's total loan production. Wholesale loan originations involve a broker who assists the borrower in completing the loan application, the gathering of necessary information and identifying a lender that offers a loan product which is best suited to the borrower's financial needs. Brokers are free to submit an application to one or more nonconforming lenders, such as Option One. Upon receipt of an application from a broker,

Option One's account executives facilitate the processing and underwriting of the loan. Based upon this review, Option One advises the broker whether the loan application meets with Option One's underwriting guidelines and product description by issuing a loan approval or denial, and in some cases issues a "conditional approval," which requires the submission of additional information or clarification.

     On November 1, 1998, H&R Block Mortgage Company, L.L.C. ("Block Mortgage"), formerly Block Mortgage Company, L.L.C., merged with and into Option One. Operating under the name H&R Block Mortgage, this division focuses on retail origination, and offers mortgage products, including VA, FHA and conventional mortgages. Retail originations are made pursuant to the direct solicitation of the borrower and do not involve a broker.

     Option One sells virtually all of its loan production through a combination of securitization and bulk sales of whole loans to institutional purchasers. Option One completed two securitizations of nonconforming mortgage loans during fiscal 1999. A $1 billion asset backed security issue closed in January 1999 and a $801.1 million issue closed in April 1999.

     On July 21, 1999, the Company announced that it is evaluating strategic alternatives for Option One, including a possible sale or joint venture with a business partner, and that it remains committed to the retail mortgage business. There are no assurances that any transaction will take place, and any transaction will be subject to the approval of the Company's Board of Directors.

     Assurance Mortgage Corporation of America. Acquired on March 5, 1999 by a subsidiary of the Company, Assurance Mortgage Corporation of America ("AMCA") is New England's largest independent mortgage broker for conventional and government loans and is licensed throughout the United States. AMCA closed approximately $1.3 billion in conventional retail loans in 1998. AMCA sold the majority of these loans through the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation as well as other major institutional investors. AMCA operates under its current name. AMCA has 11 retail offices in Massachusetts, Rhode Island and New Hampshire.

     Companion Mortgage Corporation. The sole business activity of Companion Mortgage Corporation ("Companion"), a wholly owned subsidiary of BFC, consists of purchasing, investing in, securitizing and selling nonconforming fixed and adjustable-rate mortgage loans, primarily purchase money loans, refinancings and home equity borrowings. The purchased loans are originated through retail, wholesale and correspondent lending programs conducted through National Consumer Services Corp., L.L.C. (a firm which as of March 31, 1999 is majority-owned by BFC) or other mortgage loan originators.

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

     Companion and Block Mortgage Finance completed two securitizations of nonconforming mortgage loans during fiscal year 1999. A $252.7 million asset-backed security issue closed in July 1998 and a $403.1 million issue closed in January 1999.

     Seasonality of Business. Residential mortgage volume is subject to seasonal trends, with real estate sales being generally lower in the first calendar quarter of the calendar year, peaking in the spring and summer seasons, and then declining again in November and December. Accordingly, the revenues of the mortgage operations reporting segment are generally higher in the peak months, but the seasonal trends do not have a material impact on overall results of the Company.

     Service Marks and Trademarks. Option One claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

     AppOne
     CorOne
     Highway 1
     HouseKeeper
     No Sweat 95!
     Option One and Design
     The Big 2

     Option One claims ownership of the following unregistered service marks and trademarks:

     PartnerPlus
     SumOne

     Competitive Conditions. Both the conventional and sub-prime sectors of the residential mortgage loan market are highly competitive. The principal methods of competition are in service, quality and price. There are a substantial number of companies competing in the residential loan market, including mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions. No one firm is a dominant supplier of conforming and nonconforming mortgage loans.

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

BUSINESS SERVICES

     Generally. Designated as a new reportable operating segment for fiscal year 1999, the business services segment provides accounting, tax and consulting services to business clients, and tax, estate planning and financial planning services to individuals in the Unites States through a network of accounting firms located in six metropolitan areas as of April 30, 1999.

     In addition to providing these services to the public, the subsidiaries involved in the business services segment provide management and administrative services to the public accounting firms from which non-attest assets have been acquired. The subsidiaries receive fees from the public accounting firms, which continue to provide to the public audit and other services that constitute the practice of public accounting.

     HRB Business Services, Inc. Early in the 1999 fiscal year, the Company announced its intention to build a national accounting practice through the acquisition of both regional and local accounting firms. HRB Business Services, Inc. ("HRBBS"), a subsidiary of H&R Block Group, Inc., was incorporated to acquire these firms. As of April 30, 1999, HRBBS and its subsidiaries had acquired the assets or stock of six regional accounting firms, all of which are among the country's 100 largest accounting firms, as well as affiliates entities and local accounting firms.

     Donnelly, Meiners, Jordan Kline, P.C. ("DMJK"), a regional accounting firm in Kansas City, Missouri, was the first accounting firm acquired by HRBBS in May 1998. During the 1999 fiscal year, DMJK changed its name to DMJK Business Services, Inc. and acquired the non-attest assets of three local accounting firms by means of a merger or stock purchase. In October 1998, FERS Business Services, Inc. ("FBS"), a subsidiary of HRBBS, acquired the non-attest assets of Friedman Eisenstein Raemer and Schwartz, LLP ("FERS"), a Chicago accounting and consulting firm, and Practice Development Institute, Inc., another subsidiary of HRBBS, acquired the assets of Practice Development Institute, L.L.C., an affiliated business that publishes marketing newsletters and was owned by the partners of FERS. FBS acquired the non-attest assets of two other Chicago-area accounting firms during the 1999 fiscal year.

     On November 2, 1998, KSM Business Services, Inc., a subsidiary of HRBBS, acquired the non-attest assets of a third regional accounting and consulting firm, Katz, Sapper & Miller, LLP ("KSM"), located in Indianapolis, Indiana, and later in fiscal 1999 acquired the non-attest assets of two other local accounting firms. On November 3, 1998, other subsidiaries of HRBBS (FM Business Services, Inc. and Freed Maxick ABL Services, Inc., respectively) acquired the non-attest assets of Freed Maxick Sachs & Murphy, PC ("FMSM"), an accounting, tax and consulting firm in Buffalo, New York, and Freed Maxick ABL Services, LLC, an asset-based lending services firm that provides nationwide services to the commercial banking industry. FM Business Services, Inc. acquired the non-attest assets of an accounting firm in Batavia, New York, in February 1999.

     In December 1998, WS Business Services, Inc., an HRBBS subsidiary, acquired the non-attest assets of a fifth regional accounting firm, Wallace Sanders & Company. Located in Dallas, Texas, this firm specializes in real estate, health care, service, manufacturing and wholesale industries. On April 16, 1999, CWA Business Services, Inc., an HRBBS subsidiary, acquired the non-attest assets of a sixth accounting firm, C.W. Amos & Company, LLC, serving the Baltimore/Washington, D.C. metropolitan area. Included in this acquisition were the assets of Turner Pension Consulting, LLC, a full service, actuarial, consulting and administration firm designed to maximize the value of its clients' retirement plans.

     Shortly following the end of the 1999 fiscal year, RP Business Services, Inc., a subsidiary of HRBBS, acquired the non-attest assets of Rudolph, Palitz LLP, the seventh regional accounting firm, which is based in Blue Bell, Pennsylvania. The Company also announced on June 29, 1999, that it was party to an agreement to acquire substantially all of the non-attest assets of McGladrey & Pullen, LLP, the nation's seventh largest accounting and consulting firm, headquartered in Minneapolis, Minnesota. Following the acquisition, the Company intends to integrate the previously acquired accounting firms within HRBBS and McGladrey & Pullen into one firm to be known as RSM McGladrey Inc, with more than 70 offices nationwide. The M&P transaction is expected to be completed in August 1999.

     Seasonality of Business. Revenues for this segment are seasonal in nature, with peak revenues occurring during January through April.

     Service Marks and Trademarks. FBS, a wholly owned subsidiary of HRBBS claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

     Tonelink
     Because Results Come First
     FERS Profit Edge

     Competitive Conditions. The accounting and consulting business is highly competitive. There are a substantial number of accounting firms offering similar services at the nationwide, regional and local levels.

     Government Regulation.   Many of the same Federal and state regulations
relating to tax preparers and the information concerning tax reform discussed above in "Government Regulation" section of "U.S. Tax Services" apply to Business Services as well, except that accountants are not subject to the same prohibition on the use or disclosure of certain income tax return information as the Tax Services income tax return preparers are. These accounting firms are also subject to state and Federal regulations governing accountants, auditors and financial planners. The Company believes that these state and Federal regulations do not and will not have a material adverse effect on the operations of H&R Block, but it cannot predict what the effect of future regulations may be.

OTHER BUSINESS

     Generally. The Company is developing other businesses compatible with its current operations and strategy.

     H&R Block Financial Advisors, Inc. H&R Block Financial Advisors, Inc., a wholly owned subsidiary of BFC, is a federally registered investment advisor whose licensed employees offered financial planning and investment advice in fiscal year 1999 to the general public in Arizona, Florida, Indianapolis and Ohio. During the 1999 fiscal year, H&R Block Financial Advisors participated with Tax Services and Option One in a four-city test of H&R Block Financial Centers, which offer tax preparation, financial planning, investment advice and home mortgages under one roof. The Company has announced plans to expand the Financial Center concept to an additional 70 locations in fiscal year 2000. The financial services offered by H&R Block Financial Advisors will be offered to clients throughout the year.

     Birchtree Financial Services, Inc. Acquired by BFC in January 1999, Birchtree Financial Services, Inc. ("Birchtree") is a full-service investment firm offering stocks, bonds, mutual funds and other securities and insurance products through a network of registered representatives across the county. Included among Birchtree's registered representatives are employees of H&R Block Financial Advisors, Inc. and Tax Services who are licensed to sell securities, mutual funds and insurance products. The products offered by the Birchtree representatives are available to their clients throughout the year.

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

ITEM 2.  PROPERTIES.

     The executive offices of both the Company and Tax Services are located at 4400 Main Street, Kansas City, Missouri, in a multi-level building owned by Tax Services. The building was constructed in 1963 and expanded or redesigned in 1965, 1973, 1981, and 1996. Shortly after the end of the 1999 fiscal year, Tax Services entered into a 20 year lease for a newly constructed building located at 4400 East Blue Parkway, Kansas City, Missouri. Most other offices of Tax Services (except those in department stores) are operated in premises held under short-term leases providing fixed monthly rentals, usually with renewal options.

     BFC's executive offices are located in leased offices at 4435 Main Street, Kansas City, Missouri, as well as at the 4400 Main Street location in Kansas City.

     Option One's executive offices are located in leased offices at 3 Ada, Irvine, California. Option One also leases offices in Pleasanton, California, and Tampa, Florida, for its retail operations and branch offices throughout the United States. AMCA is headquartered in leased offices in Burlington, Massachusetts. AMCA also leases offices throughout Massachusetts, Rhode Island and New Hampshire.

     The accounting firms acquired by HRBBS and its subsidiaries lease office space in the following metropolitan areas: Kansas City, Missouri; Chicago, Illinois; Indianapolis, Indiana; Buffalo, New York; Dallas, Texas; Baltimore,
Maryland; Washington, D.C.; and Philadelphia, Pennsylvania.    Birchtree
Financial Services, Inc. is headquartered in leased offices in Kansas City, Missouri.

ITEM 3.  LEGAL PROCEEDINGS.

     CompuServe Corporation ("CompuServe"), certain current and former officers and directors of CompuServe and the Company have been named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio.
All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit also alleges certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits is unspecified, but includes pleas for rescission and damages. One Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits were consolidated, the defendants filed a motion to dismiss the consolidated suits, the district court stayed all proceedings pending the outcome of the state court suits, and the United States Court of Appeals for the Sixth Circuit affirmed such stay. The four state court lawsuits also allege violations of various state statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. The state lawsuits were consolidated for discovery purposes and defendants filed a motion for summary judgment covering all four state lawsuits. As a part of the sale of its interest in CompuServe, the Company has agreed to indemnify WorldCom and CompuServe against 80.1% of any losses and expenses incurred by them with respect to these lawsuits. The defendants are vigorously defending these lawsuits. In the opinion of management, the ultimate resolution of these suits will not have a material adverse impact on the Company's consolidated financial position or results of operations. The lawsuits discussed herein were reported in the Company's Forms 10-Q for the first, second and third quarters of fiscal year 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended April 30, 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The names, ages and principal occupations (for the past five years) of the executive officers of the Company, each of whom has been elected to serve at the discretion of the Board of Directors of the Company, are:


      Name and age                               Office(s)
-------------------------  -----------------------------------------------------
Henry W. Bloch (76)        Chairman of the Board since August 1989; Chief
                           Executive Officer from August 1989 through July
                           1992; Member of the Board of Directors since 1955.

Frank L. Salizzoni (61)    President and Chief Executive Officer since June
                           1996; Member of the Board of Directors since 1988.
                           See Note 1.

Mark A. Ernst (41)         Executive Vice President and Chief Operating Officer
                           since September 1998.  See Note 2.

      Name and age                               Office(s)
-------------------------  -----------------------------------------------------
David F. Byers (37)        Senior Vice President and Chief Marketing Officer
                           since June 1999.  See Note 3.

James D. Rose (48)         Senior Vice President and Chief Information Officer
                           since July 1999; Vice President and Chief
                           Information Officer from June 1997 through June
                           1999.  See Note 4.

Ozzie Wenich (56)          Senior Vice President and Chief Financial Officer
                           since June 1997; Treasurer from June 1997 until
                           December 1997; President, H&R Block International,
                           from June 1996 until May 1998; Vice President,
                           Finance and Treasurer from October 1994 through May
                           1996; Vice President, Corporate Controller and
                           Treasurer from March 1994 until October 1994.

Robert E. Dubrish (47)     President and Chief Executive Officer, Option One
                           Mortgage Corporation, since March 1996; Executive
                           Vice President and Chief Operating Officer, Option
                           One Mortgage Corporation, from December 1992 until
                           March 1996.  See Note 5.

Terrence E. Putney (45)    President, HRB Business Services, Inc., since May
                           1998.  See Note 6.

Thomas L. Zimmerman (49)   President, H&R Block Tax Services, Inc., since June
                           1996; Executive Vice President, Field Operations,
                           H&R Block Tax Services, Inc. from May 1994 through
                           May 1996.

Cheryl L. Givens (33)      Vice President and Corporate Controller since July
                           1998; Assistant Vice President and Assistant
                           Controller from October 1996 until July 1998;
                           Assistant Vice President and Corporate Controller
                           from June 1996 until October 1996; Corporate
                           Accounting Manager from May 1994 until May 1996.

James H. Ingraham (45)     Vice President, General Counsel since July 1999;
                           Secretary since June 1990; Vice President, Legal
                           from October 1996 through June 1999; Assistant Vice
                           President, Corporate Legal and Human Resources from
                           December 1995 until October 1996; Assistant Vice
                           President, Legal from May 1994 until December 1995.

Linda M. McDougall (46)    Vice President, Communications since July 1999;
                           Assistant Vice President, Communications from
                           November 1995 through June 1999.  See Note 7.

      Name and age                               Office(s)
-------------------------  -----------------------------------------------------
Brian N. Schell (33)       Vice President and Treasurer since December 1997;
                           Director of Investor Relations since November 1996;
                           Assistant Treasurer from November 1996 until
                           December 1997; Director of Corporate Development
                           from May 1995 until December 1997; Assistant Vice
                           President, Corporate Development and Planning, Block
                           Financial Corporation, from December 1994 until
                           April 1995. See Note 8.

Douglas D. Waltman (38)    Vice President, Human Resources, since April 1998;
                           Assistant Vice President, Director of Education, H&R
                           Block Tax Services, Inc., from September 1996 until
                           April 1998.  See Note 9.

Robert A. Weinberger (55)  Vice President, Government Relations, since March
                           1996. See Note 10.

Bernard M. Wilson (37)     Vice President and General Manager, Financial
                           Services Group since November 1998.  See Note 11.

Bret G. Wilson (40)        Vice President, Corporate Development, since
                           December 1997; Vice President, Mortgage Operations,
                           Block Financial Corporation, since March 1997; Vice
                           President, Corporate Counsel and Secretary, Block
                           Financial Corporation, from June 1994 until March
                           1997.  See Note 12.

Robert D. Wilson (40)      Vice President, Business Development since July
                           1999; Vice President, Tax Services Marketing, H&R
                           Block Tax Services, Inc., from September 1998
                           through June 1999; Assistant Vice President,
                           Marketing, H&R Block Tax Services, Inc., from
                           February 1996 until September 1998.  See Note 13.



Note 1:   Mr. Salizzoni was President and Chief Operating Officer of USAir
          Group, Inc. and USAir, Inc. from March 1994 until April 1996. He served as Chairman of the Board of CompuServe Corporation from October 1996 until January 1998.

Note 2:   Mr. Ernst served as Senior Vice President, Third Party and
          International Distribution for American Express Company, Minneapolis,
          Minnesota, from July 1997 until June 1998; Senior Vice President,
          WorkPlace Financial Services, American Express Company, from November
          1995 until July 1997 and Vice President, Retail Services Group,
          American Express Company, from December 1993 until November 1995.

Note 3: Mr. Byers was employed by Foote, Cone and Belding, an advertising agency in San Francisco, California, from June 1987 until May 1999, most recently serving as the Senior Vice President and Director of Business Development.

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

Note 6:   The Company acquired Donnelly Meiners Jordan Kline, P.C. on May 15,
          1998, at which time Mr. Putney became an employee of a subsidiary of the Company. Prior to May 15, 1998, Mr. Putney had been a shareholder of Donnelly Meiners Jordan Kline, P.C. since June 1987.

Note 7:   Ms. McDougall was the District Manager, Creative Services for AT&T
          Corp., Basking Ridge, New Jersey, from September 1993 until October
          1995.

Note 8:   Mr. Schell was Special Assistant to the Chief Operating Officer,
          Federal Deposit Insurance Corporation, Washington, D.C., from May
          1994 until December 1995.

Note 9:   Mr. Waltman was Manager, Training and Development for Westlake Ace
          Hardware, Inc., Kansas City, Missouri, from May 1993 until September
          1996.

Note 10:  Mr. Weinberger was Director, Washington Affairs, Unilever United
          States, Inc., from February 1991 until April 1995.

Note 11: Mr. Bernard Wilson was Senior Vice President of Financial Services for GMAC Mortgage Corporation, Philadelphia, Pennsylvania, from
          September 1998 until October 1998 and Vice President of International
          Operations, American Express Financial Advisors, Minneapolis,
          Minnesota, from March 1987 until September 1998.

Note 12:  Mr. Bret Wilson was an attorney with Smith, Gill, Fisher & Butts,
          P.C., Kansas City, Missouri, from June 1989 until May 1994.

Note 13:  Mr. Robert Wilson was Senior Product Manager for Thompson*Minwax from
          September 1993 until February 1996.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The information called for by this item is contained in part in the Company's annual report to security holders for the fiscal year ended April 30, 1999, under the heading "Common Stock Data," and is hereby incorporated by reference. The Company's Common Stock is traded principally on the New York Stock Exchange. The Company's Common Stock is also traded on the Pacific Stock Exchange. On June 10, 1999, there were 34,179 stockholders of the Company. In connection with the acquisition by the Company of Assurance Mortgage Corporation of America ("Assurance") on March 5, 1999, the Company issued on that date an aggregate of 268,325 shares of its Common Stock, without par value, to four individual shareholders of Assurance. As a transaction relating to the sale of a business and not involving any public offering, such issuance was exempt from registration under section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information called for by this item is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1999, under the heading "Selected Financial Data," and is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information called for by this item is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1999, under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," and is hereby incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

GENERALLY

     In the operations of its subsidiaries and the reporting of its consolidated financial results, the Company is affected by changes in interest rates and currency exchange rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to:

      o interest rates on debt, cash equivalents, marketable securities, mortgage loan origination commitments, and investments in mortgage loans for resale or securitization

      o foreign exchange rates, generating translation gains and losses

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

     The investment portfolios of the Company and its subsidiaries at April 30, 1999, primarily consisted of cash equivalents and short-term marketable securities. Consequently, the amortized cost approximates market value.
Almost 41% of the Company's total cash and marketable securities portfolio is classified as long-term, with nearly all maturities within a one-to-five year range, compared to 19% in fiscal 1998. Amortized cost of these securities also approximates market value. All investments are generally held until maturity. Assuming all cash equivalents and marketable securities held at year-end were variable rate investments, a 50 basis point change in interest (an approximate 10% decline in interest rates) would negatively impact consolidated pretax earnings by approximately $2 million, or about one-half percent. In fiscal 1998, a 60 basis point change in interest (an approximate 10% decline in interest rates) would have negatively impacted 1998 consolidated pretax earnings by less than $4 million, or about one percent.

     Under its risk management strategy, the Company may hedge its interest rate risk related to its fixed-rate mortgage portfolio by selling short FNMA mortgage-backed securities and utilizing forward commitments. FNMA mortgage-backed securities are sold short to certain broker-dealer counterparties. The position on certain or all of the fixed rate mortgages is closed, on standard PSA settlement dates, when the Company enters into a forward commitment to sell those mortgages or decides to securitize the mortgages. It is the Company's policy to utilize these financial instruments only for the purpose of offsetting or reducing the risk of loss associated with a defined or quantified exposure. They are purchased from certain broker-dealer counterparties. If the counterparties do not fulfill their obligations, the Company may be exposed to risk. As the risk of default depends on the creditworthiness of the counterparty, the Company's policy requires that such transactions may be entered into only with counterparties that are rated A or better (or an equivalent rating) by recognized rating agencies. As a matter of practice, the Company has limited the counterparties to major banks and financial institutions meeting such standards. All interest rate contracts conform to the standard International Swaps and Derivatives Association, Inc. documentation.

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

FOREIGN EXCHANGE RATES

     The operation of the Company's subsidiaries in international markets provides exposure to volatile movements in currency exchange rates. The currencies involved are the Canadian dollar, the Australian dollar and the British pound. International Tax Operations constituted approximately 1% of the Company's fiscal year 1999 consolidated pretax earnings, compared to 4% in fiscal 1998. As currency exchange rates change, translation of the financial results of International Tax Operations into U.S. dollars does not presently materially affect, and has not historically materially affected, the consolidated financial results of the Company, although such changes do affect the year-to-year comparability of the operating results of the international businesses.

     The Company does not hedge translation risks because (1) cash flows from international operations are generally reinvested locally and (2) the minimal exposure to material volatility to reported earnings does not justify the cost.

     The Company estimates that a 10% change in foreign exchange rates by itself would impact reported pretax earnings from continuing operations by approximately $200,000. Such impact represents approximately 8% of the pretax earnings of International Tax Operations for fiscal year 1999 and approximately
 .05% of the Company's consolidated pretax earnings for such year. In fiscal 1998, a 10% change in exchange rates would have impacted fiscal 1998 pretax earnings by approximately one million dollars, or less than one-half percent.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information called for by this item and listed at Item 14(a)1 is contained in the Company's annual report to security holders for the fiscal year ended April 30, 1999, and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On July 20, 1998, the Company dismissed the accounting firm of Deloitte & Touche LLP and appointed PricewaterhouseCoopers LLP as its independent auditor for the fiscal year ending April 30, 1999. Such appointment was ratified by the shareholders at their 1998 annual meeting. The reports prepared by Deloitte & Touche LLP on the Company's financial statements for fiscal year 1998 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change the Company's independent auditors was made by the Board of Directors of the Company at the recommendation of its Audit Committee following a request for proposals. During the Company's 1998 fiscal year, and any subsequent interim period prior to July 20, 1998, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of the disagreements in its reports. Also, there were no reportable events of the nature described in Regulation S-K, Item 304(a)(1)(v) during either of the Company's two fiscal years prior to fiscal year 1999 and during fiscal year 1999 prior to July 20, 1998.

     During the 1998 fiscal year, and any subsequent interim period prior to July 20, 1998, neither the Company, nor anyone acting on behalf of the Company, consulted PricewaterhouseCoopers LLP regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the registrant's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by this item is contained in the Company's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 1999, in the section titled "Election of Directors" and in Item 4a of Part I of this report, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information called for by this item is contained in the Company's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 1999, in the sections entitled "Directors' Meetings, Compensation and Committees" and "Compensation of Executive Officers," and is incorporated herein by reference, except that information contained in the section entitled "Compensation of Executive Officers" under the subtitles "Performance Graph" and "Compensation Committee Report on Executive Compensation" is not incorporated herein by reference and is not to be deemed "filed" as part of this filing.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this item is contained in the Company's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 1999, in the section titled "Election of Directors" and in the section titled "Information Regarding Security Holders," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this item is contained in the Company's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 1999, in the section titled "Election of Directors," and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements

                  The following consolidated financial statements of H&R Block, Inc., and subsidiaries are incorporated by reference from the Company's annual report to security holders for the fiscal year ended April 30, 1999:

                                                                         Page
                  Consolidated Statements of Earnings                    21
                  Consolidated Balance Sheets                            22
                  Consolidated Statements of Cash Flows                  23
                  Consolidated Statements of Stockholders' Equity        24
                  Notes to Consolidated Financial Statements             25
                  Quarterly Financial Data                               35
                  Independent Auditors' Report                           38


         2. Financial Statement Schedules

                  Report of Independent Accountants on Financial Statement Schedule for PricewaterhouseCoopers LLP, Certified Public Accountants

                  Independent Auditors' Consent and Report on Schedule for Deloitte & Touche LLP, Certified Public Accountants

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

            3(b) Amended and Restated Bylaws of H&R Block, Inc., as amended, filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1999, are incorporated herein by reference.

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

            4(c) Copy of Rights Agreement dated March 25, 1998 between H&R Block, Inc. and ChaseMellon Shareholder Services,
                  L.L.C., filed on July 22, 1998 as Exhibit 1 to the Company's
                  Registration Statement on Form 8-A, is incorporated herein by reference.

            4(d) Form of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block,
                  Inc., filed as Exhibit 4(e) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, is incorporated by reference.

            4(e) Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Participating
                  Preferred Stock of H&R Block, Inc., filed as Exhibit 4(j) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1998 is incorporated by reference.

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

                                       26

            10(c) Standstill Agreement, dated as of September 7,
                  1997, by and among H&R Block, Inc., H&R Block Group, Inc. and
                  WorldCom, Inc., filed on September 7, 1997 as Exhibit 10.2 to the Company's current report on Form 8-K, is incorporated herein by reference.

            10(d) The Company's 1993 Long-Term Executive
                  Compensation Plan, as amended, filed as Exhibit 10(d) to the Company's quarterly report on Form 10-Q for the quarter ended
                  October 31, 1997, is incorporated herein by reference.

            10(e) The H&R Block Deferred Compensation Plan for
                  Directors, as amended, filed as Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1994, is incorporated herein by reference.

            10(f) Amendment No. 2 to H&R Block Deferred
                  Compensation Plan for Directors, filed as Exhibit 10(c) to the Company's quarterly report on Form 10-Q for the quarter ended
                  January 31, 1997, is incorporated herein by reference.

            10(g) Amendment No. 3 to H&R Block Deferred
                  Compensation Plan for Directors, filed as Exhibit 10(c) to the Company's quarterly report on Form 10-Q for the quarter ended
                  July 31, 1997, is incorporated herein by reference.

            10(h) Amendment No. 4 to H&R Block Deferred
                  Compensation Plan for Directors, filed as Exhibit 10(d) to the Company's quarterly report on Form 10-Q for the quarter ended
                  July 31, 1997, is incorporated herein by reference.

            10(i) Amendment No. 5 to H&R Block Deferred
                  Compensation Plan for Directors, filed as Exhibit 10(c) to the Company's quarterly report on Form 10-Q for the quarter ended
                  January 31, 1998, is incorporated herein by reference.

            10(j) The H&R Block Deferred Compensation Plan for
                  Executives, as Amended and Restated, filed as Exhibit 10.1 to H&R Block's quarterly report on Form 10-Q for the quarter ended January 31, 1999, is incorporated herein by reference.

            10(k) Amendment No. 1 to the H&R Block Deferred
                  Compensation Plan for Executives, as Amended and Restated, filed as Exhibit 10.2.to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1999, is incorporated herein by reference.

            10(l) The H&R Block Short-Term Incentive Plan, filed
                  as Exhibit 10(a) to the Company's quarterly report on Form
                  10-Q for the quarter ended October 31, 1996, is incorporated herein by reference.

            10(m) The Amendment and Termination of the H&R Block,
                  Inc. Retirement Plan for Non-Employee Directors, filed as
                  Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1998, is incorporated herein by reference.

             10(n)    The Company's 1989 Stock Option Plan for Outside
                      Directors, as amended, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1998, is incorporated herein by reference.

             10(o)    The H&R Block Stock Plan for Non-Employee
                      Directors, filed as Exhibit 10(e) to the Company's quarterly report on Form 10-Q for the quarter ended
                      October 31, 1997, is incorporated herein by reference.

             10(p) Employment Agreement dated October 11, 1996, between the Company and Frank L. Salizzoni, filed as
                      Exhibit 10(b) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1996, is incorporated herein by reference.

             10(q) Employment Agreement dated July 16, 1998, between the Company and Mark A. Ernst, filed as
                      Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1998, is incorporated herein by reference.

             13 That portion of the annual report to security holders for the fiscal year ended April 30, 1999 which is expressly incorporated by reference in this filing.
                      Portions of such annual report to security holders not expressly incorporated by this reference in this filing are not deemed "filed" with the Commission.

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

             21       Subsidiaries of the Company.

             23(a)    The consent of PricewaterhouseCoopers LLP, Certified
                      Public Accountants.

             23(b)    The consent of Deloitte & Touche LLP, Certified Public
                      Accountants.

             27       Financial Data Schedule.


     (b)   Reports on Form 8-K.

           The Company filed a Current Report on Form 8-K on July 8, 1999, reporting as "Other Events" the asset purchase agreement entered into by the registrant providing for the registrant's purchase of substantially all of the non-attest assets of McGladrey & Pullen, LLP, and the registrant's issuance of a press release announcing the same. The asset purchase agreement was included as Exhibit
           10.1 and the press release was included as Exhibit 99.1 to the Form 8-K. No financial statements were filed as a part of the Form 8-K. Except for the Form 8-K filed on July 8, 1999, the Company did not file any reports on Form 8-K during the fourth quarter of the year ended April 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               H&R BLOCK, INC.


     July 28, 1999                             By  /s/ Frank L. Salizzoni
                                               Frank L. Salizzoni, President and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


          Signature                           Title


     /s/ Frank L. Salizzoni        President, Chief Executive Officer and
     ----------------------
     Frank L. Salizzoni            Director (principal executive officer)

     /s/ G. Kenneth Baum           Director
     ----------------------
     G. Kenneth Baum

     /s/ Henry W. Bloch            Director
     ---------------------
     Henry W. Bloch

     /s/ Robert E. Davis           Director
     ---------------------
     Robert E. Davis

     /s/ Donna R. Ecton            Director
     ---------------------
     Donna R. Ecton

     /s/ Henry F. Frigon           Director
     ---------------------
     Henry F. Frigon

     /s/ Roger W. Hale             Director
     ---------------------
     Roger W. Hale

     /s/ Marvin L. Rich            Director
     ---------------------
     Marvin L. Rich

     /s/ Louis W. Smith            Director
     ---------------------
     Louis W. Smith

     /s/ Morton I. Sosland         Director
     ---------------------
     Morton I. Sosland


                      (Signed as to each on July 28, 1999)

          Signature                           Title


     /s/ Ozzie Wenich              Senior Vice President and Chief Financial
     --------------------
     Ozzie Wenich                  Officer (principal financial officer)


     /s/ Cheryl L. Givens          Vice President and Corporate Controller
     --------------------
     Cheryl L. Givens              (principal accounting officer)


                      (Signed as to each on July 28, 1999)

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
H&R Block, Inc.


Our audit of the consolidated financial statements referred to in our report dated June 15, 1999 appearing in the Annual Report to Shareholders of H&R Block, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the information as of and for the year ended April 30, 1999 presented in the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information as of and for the year ended April 30, 1999 set forth therein when read in conjunction with the related consolidated financial statements. The information included in the financial statement schedule as of and for the years ended April 30, 1998 and 1997 was audited by other independent accountants whose report dated June 16, 1998 and July 12, 1999 (as to the effects of the discontinued credit card operations described in the note to the consolidated financial statements on the sale of subsidiaries) expressed an unqualified opinion on that information.



/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
June 15, 1999

INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE

Board of Directors and Shareholders
H&R Block, Inc.
Kansas City, Missouri

We consent to the incorporation by reference in Post-Effective Amendment No. 4 to Registration Statement No. 33-185 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issued under the 1984 Long-Term Executive Compensation Plan) on Form S-8, Registration Statement
No. 33-33889 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issuable under the 1989 Stock Option Plan for Outside Directors) on Form S-8, Registration Statement No. 33-54989 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issued under the 1993 Long-Term Executive Compensation Plan) on Form S-8, Registration Statement No. 33-64147 of H&R Block, Inc. and subsidiaries (relating to shares of Delayed Convertible Preferred Stock issuable under the Spry, Inc. 1995 Stock Option Plan) on Form S-8, Registration Statement No. 333-62515 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issuable under the Third Stock Option Plan for Seasonal Employees) on Form S-8, and Registration Statement No. 333-42143 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issued under the H&R Block Stock Plan for Non-Employee Directors) on Form S-8 of our report dated June 16, 1998 (July 12, 1999 as to the effects of the discontinued credit card operations described in the note on the sale of subsidiaries), appearing in this Annual Report on Form 10-K of H&R Block, Inc. and subsidiaries for the year ended April 30, 1999.

Our audits of the consolidated financial statements referred to in our aforementioned report also included the 1997 and 1998 financial statement schedule of H&R Block, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such 1997 and 1998 financial statement schedule when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/Deloitte & Touche LLP

Kansas City, Missouri
July 28, 1999

                                 H&R BLOCK, INC.
                                AND SUBSIDIARIES

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED APRIL 30, 1999, 1998 AND 1997


                                                       Additions
                                                --------------------------
                                                Charged
                                  Balance       to Costs       Charged                        Balance
                                 Beginning        and             to                          at End
     Description                 of Period      Expenses        Other         Deductions     of Period
     ----------------------      ----------     ----------     ----------     ----------     ----------
     Allowance for Doubtful
     Accounts-deducted from
     accounts receivable in
     the balance sheet

          1999                   $45,314,000    $71,662,000    $    -         $55,104,000    $61,872,000
                                 ===========    ===========    ===========    ===========    ===========

          1998                   $30,144,000    $75,171,000    $    -         $60,001,000    $45,314,000
                                 ===========    ===========    ===========    ===========    ===========

          1997                   $ 4,419,000    $65,865,000    $    -         $40,140,000    $30,144,000
                                 ===========    ===========    ===========    ===========    ===========