Form 10-Q
period 1999-07-31
H&R BLOCK INC
filed 1999-09-13
CIK 12659

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM             TO
                                   -------------   ---------------


                          COMMISSION FILE NUMBER 1-6089

                                 H&R BLOCK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         MISSOURI                                         44-0607856
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

Yes    X         No
   ----------       ----------
The number of shares outstanding of the registrant's Common Stock, without par value, at September 1, 1999 was 97,880,527 shares.

                                TABLE OF CONTENTS




                                                                                                             Page
                                                                                                             ----

PART I          Financial Information


                Consolidated Balance Sheets
                   July 31, 1999 and April 30, 1999 .......................................................    1

                Consolidated Statements of Operations
                   Three Months Ended July 31, 1999 and 1998 ..............................................    2

                Consolidated Statements of Cash Flows
                   Three Months Ended July 31, 1999 and 1998 ..............................................    3

                Notes to Consolidated Financial Statements ................................................    4

                Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................................................    8

                Quantitative and Qualitative Disclosures about Market Risk.................................   15

PART II         Other Information..........................................................................   15

SIGNATURES.................................................................................................   17

                                 H&R BLOCK, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS


                                                                        JULY 31,       APRIL 30,
                                                                          1999           1999
                                                                          ----           ----
                              ASSETS                                   (UNAUDITED)     (AUDITED)
CURRENT ASSETS
    Cash and cash equivalents                                         $   500,667    $   193,240
    Marketable securities                                                  42,355         56,881
    Receivables, less allowance for doubtful accounts of $63,513
       and $61,872                                                        853,352        743,301
    Prepaid expenses and other current assets                             101,938         94,000
                                                                      -----------    -----------
       TOTAL CURRENT ASSETS                                             1,498,312      1,087,422

INVESTMENTS AND OTHER ASSETS
    Investments in marketable securities                                  166,057        170,528
    Excess of cost over fair value of net tangible assets acquired,
       net of amortization                                                406,604        405,534
    Other                                                                 141,315        132,470
                                                                      -----------    -----------
                                                                          713,976        708,532
PROPERTY AND EQUIPMENT, at cost less accumulated
    depreciation and amortization                                         110,230        114,222
                                                                      -----------    -----------
                                                                      $ 2,322,518    $ 1,910,176
                                                                      ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                     $   757,033    $    71,939
    Accounts payable, accrued expenses and deposits                       127,231        168,641
    Accrued salaries, wages and payroll taxes                              24,163        161,590
    Accrued taxes on earnings                                             111,011        151,659
                                                                      -----------    -----------
       TOTAL CURRENT LIABILITIES                                        1,019,438        553,829

LONG-TERM DEBT                                                            249,738        249,725

OTHER NONCURRENT LIABILITIES                                               46,858         44,635

STOCKHOLDERS' EQUITY
    Common stock, no par, stated value $.01 per share                       1,089          1,089
    Additional paid-in capital                                            419,304        420,658
    Retained earnings                                                   1,069,399      1,130,909
    Accumulated other comprehensive income (loss)                         (24,115)       (23,400)
                                                                      -----------    -----------
                                                                        1,465,677      1,529,256
    Less cost of 11,147,565 and 11,343,608 shares of common stock
       in treasury                                                        459,193        467,269
                                                                      -----------    -----------
                                                                        1,006,484      1,061,987
                                                                      -----------    -----------
                                                                      $ 2,322,518    $ 1,910,176
                                                                      ===========    ===========

                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                      THREE MONTHS ENDED
                                                                           JULY 31,
                                                                      1999         1998
                                                                      ----         ----
REVENUES
     Service revenues                                             $  73,503    $  39,388
     Product revenues                                                44,192       28,642
     Royalties                                                          930        1,067
     Other                                                            2,935        1,476
                                                                  ---------    ---------
                                                                    121,560       70,573
                                                                  ---------    ---------
OPERATING EXPENSES
     Employee compensation and benefits                              75,352       42,998
     Occupancy and equipment                                         51,046       40,587
     Interest                                                        11,474       14,692
     Marketing and advertising                                        5,220        3,783
     Supplies, freight and postage                                    4,192        3,068
     Other                                                           36,739       22,110
                                                                  ---------    ---------
                                                                    184,023      127,238
                                                                  ---------    ---------

Operating loss                                                      (62,463)     (56,665)

OTHER INCOME
     Investment income, net                                           2,651       13,890
     Other, net                                                          15            -
                                                                  ---------    ---------
                                                                      2,666       13,890

Loss from continuing operations before income tax benefit           (59,797)     (42,775)

Income tax benefit                                                  (22,723)     (16,235)
                                                                  ---------    ---------

Net loss from continuing operations                                 (37,074)     (26,540)

Net loss from discontinued operations (less applicable
     income tax benefit of ($767))                                        -       (1,199)
                                                                  ---------    ---------

Net loss                                                          $ (37,074)   $ (27,739)
                                                                  =========    =========


Weighted average number of common shares outstanding                 97,713      104,976
                                                                  =========    =========

Basic and diluted net loss per share from continuing operations   $    (.38)   $    (.25)
                                                                  =========    =========

Basic and diluted net loss per share                              $    (.38)   $    (.26)
                                                                  =========    =========

Dividends per share                                               $     .25    $     .20
                                                                  =========    =========

                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         UNAUDITED, AMOUNTS IN THOUSANDS

                                                                            THREE MONTHS ENDED
                                                                                 JULY 31,
                                                                            1999          1998
                                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $   (37,074)   $   (27,739)
    Adjustments to reconcile net loss to net cash
          used in operating activities:
       Depreciation and amortization                                       18,400         13,388
       Other noncurrent liabilities                                         2,024          2,481
       Changes in:
          Receivables                                                    (108,838)       (20,460)
          Prepaid expenses and other current assets                        (7,879)       (20,337)
          Accounts payable, accrued expenses and deposits                 (42,555)       (16,995)
          Accrued salaries, wages and payroll taxes                      (137,427)       (79,914)
          Accrued taxes on earnings                                       (40,706)      (200,487)
                                                                      -----------    -----------
    NET CASH USED IN OPERATING ACTIVITIES                                (354,055)      (350,063)
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                     (2,967)      (117,868)
    Maturities of marketable securities                                    21,964        337,604
    Purchases of property and equipment                                    (2,682)        (4,018)
    Excess of cost over fair value of net tangible assets acquired,
       net of cash acquired                                               (12,307)       (12,127)
    Other, net                                                             (9,906)        (9,986)
                                                                      -----------    -----------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (5,898)       193,605
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of notes payable                                        (8,920,883)    (1,762,864)
    Proceeds from issuance of notes payable                             9,605,977      1,885,365
    Proceeds from issuance of long-term debt                                    -             13
    Dividends paid                                                        (24,436)       (21,275)
    Payments to acquire treasury shares                                         -       (153,788)
    Proceeds from stock options exercised                                   6,722          4,361
                                                                      -----------    -----------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   667,380        (48,188)
                                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      307,427       (204,646)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                      193,240        900,856
                                                                      -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                        $   500,667    $   696,210
                                                                      ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Income taxes paid                                                 $    18,348    $   182,815
    Interest paid                                                          14,621         13,952


                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Unaudited, dollars in thousands, except share data

1. The Consolidated Balance Sheet as of July 31, 1999, the Consolidated Statements of Operations for the three months ended July 31, 1999 and 1998, and the Consolidated Statements of Cash Flows for the three months ended July 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1999 and for all periods presented have been made.

     Reclassifications have been made to prior year amounts to conform with the current year presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1999 Annual Report to Shareholders.

     Operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Thus, the three-month results are not indicative of results to be expected for the year.

2. On August 2, 1999, the Company, through a subsidiary - RSM McGladrey, Inc. (RSM), completed the purchase of substantially all of the non-attest assets of McGladrey & Pullen, LLP (McGladrey). McGladrey was the nation's seventh largest accounting and consulting firm with more than 70 offices located primarily in the Eastern, Midwestern, Northern and Southwestern United States. The purchase price was $240,000 in cash payments over the next four years and the assumption of certain pension liabilities with a present value of $52,728. In addition, the Company made cash payment of $53,412 for outstanding accounts receivable balances. The acquisition was accounted for as a purchase, and accordingly, RSM's results will be included in the second quarter of fiscal 2000.

3.   Receivables consist of the following:

                                                                                    July 31,          April 30,
                                                                                      1999              1999
                                                                                    ---------         --------
                                                                                   (Unaudited)        (Audited)

     Mortgage loans held for sale                                               $      786,943    $       636,687
     Participation in refund anticipation loans                                         47,017             51,074
     Other                                                                              82,905            117,412
                                                                                --------------    ---------------
                                                                                       916,865            805,173
     Allowance for doubtful accounts                                                    63,513             61,872
                                                                                --------------    ---------------
                                                                                $      853,352    $       743,301
                                                                                ==============    ===============

4. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

5. Basic and diluted net loss per share is computed using the weighted average number of shares outstanding during each period. Diluted net loss per share excludes the impact of common stock options outstanding of 9,451,053 shares and the conversion of 608 shares of preferred stock to common stock, as they are antidilutive. The weighted average shares outstanding for the first quarter of fiscal 2000 decreased to 97,713,000 from 104,976,000 last year, due to the purchase of treasury shares by the Company during fiscal 1999.

6. During the three months ended July 31, 1999 and 1998, the Company issued 196,043 and 111,379 shares, respectively, pursuant to provisions for exercise of stock options under its stock option plans. During the three months ended July 31, 1998, the Company acquired 3,556,300 shares of its common stock at an aggregate cost of $153,788.

7. CompuServe Corporation (CompuServe), certain current and former officers and directors of CompuServe and the registrant are named defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio since 1996. All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit also alleges certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits is unspecified, but includes pleas for rescission and damages. One Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits were consolidated, the defendants filed a motion to dismiss the consolidated suits, and the district court stayed all proceedings pending the outcome of the state court suits, and the United States Court of Appeals for the Sixth Circuit affirmed such stay. The four state court lawsuits allege violations of various state statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. The state lawsuits were consolidated for discovery purposes and defendants filed a motion for summary judgment covering all four state lawsuits. As a part of the sale of its interest in CompuServe, the Company has agreed to indemnify WorldCom, Inc. and CompuServe against 80.1% of any losses and expenses incurred by them with respect to these lawsuits. The defendants are vigorously defending these lawsuits. In the opinion of management, the ultimate resolution of these suits will not have a material adverse impact on the Company's consolidated financial position or results of operations.

8. Summarized financial information for Block Financial Corporation, an indirect, wholly owned subsidiary of the Company, is presented below.


                                                                                    July 31,          April 30,
                                                                                      1999              1999
                                                                                    --------          --------
                                                                                   (Unaudited)        (Audited)
     Condensed balance sheets:
         Cash and cash equivalents                                              $      396,104    $        16,026
         Finance receivables, net                                                      802,552            658,882
         Other assets                                                                  438,559            448,010
                                                                                --------------    ---------------
              Total assets                                                      $    1,637,215    $     1,122,918
                                                                                ==============    ===============

         Notes payable                                                          $      757,033    $        71,939
         Long-term debt                                                                249,738            249,725
         Other liabilities                                                             462,758            636,330
         Stockholder's equity                                                          167,686            164,924
                                                                                --------------    ---------------
              Total liabilities and stockholder's equity                        $    1,637,215    $     1,122,918
                                                                                ==============    ===============


                                                                                        Three months ended
                                                                                              July 31,
                                                                                        1999              1998
                                                                                        ----              ----

     Condensed statements of operations:
         Revenues                                                               $       80,718    $        53,515
         Earnings from operations                                                       11,741              9,113
         Net earnings                                                                    6,291              4,427



9. The Company sells short FNMA mortgage-backed securities to certain broker-dealer counterparties. The position on certain or all of the fixed rate mortgages is closed, on standard Public Securities Association (PSA) settlement dates, when the Company enters into a forward commitment to sell those mortgages or decides to securitize the mortgages. The effectiveness of the hedge is measured by a historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in the value of the hedged item. If correlation ceases to exist, hedge accounting is terminated and the gains or losses are recorded in revenues. Deferred losses on the FNMA securities hedging instrument amounted to $250 at July 31, 1999. The contract value and the market value of this hedging instrument at July 31, 1999 were $113,139 and $112,244, respectively. There were no forward commitments at July 31, 1999.

10. The Company's comprehensive income is comprised of net earnings (loss), foreign currency translation adjustments and the change in the net unrealized gain or loss on marketable securities. The components of comprehensive income (loss) during the three months ended July 31, 1999 and 1998 were:

                                                                                        Three months ended
                                                                                              July 31,
                                                                                        1999              1998
                                                                                        ----              ----

         Net loss                                                               $      (37,074)   $       (27,739)
         Change in net unrealized gain (loss) on mkt. securities                           577                935
         Change in foreign currency translation adjustments                             (1,292)            (7,402)
                                                                                --------------    ---------------
         Comprehensive income (loss)                                            $      (37,789)   $       (34,206)
                                                                                ==============    ===============

11. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 137 delays the effective date of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will now be effective for the Company's fiscal year ending April 30, 2002.

12. Information concerning the Company's operations by reportable operating segment for the three months ended July 31, 1999 and 1998 is as follows:

                                                                                       Three months ended
                                                                                            July 31,
                                                                                      1999              1998
                                                                                      ----              ----
       Revenues:
           U.S. tax operations                                                   $       13,075    $       12,179
           International tax operations                                                   4,068             3,437
           Mortgage operations                                                           76,079            52,705
           Business services                                                             24,172             1,330
           Unallocated corporate                                                          4,166               922
                                                                                 --------------    --------------
                                                                                 $      121,560    $       70,573
                                                                                 ==============    ==============

       Earnings (loss) from continuing operations:
           U.S. tax operations                                                   $      (71,070)   $      (57,816)
           International tax operations                                                  (6,521)           (5,971)
           Mortgage operations                                                           21,220            13,787
           Business services                                                               (185)             (114)
           Unallocated corporate                                                         (5,746)           (3,002)
           Interest expense on long-term debt                                            (4,438)           (4,443)
                                                                                 --------------    --------------
                                                                                        (66,740)          (57,559)
           Investment income, net                                                         2,651            13,890
           Intercompany interest                                                          4,292               894
                                                                                 --------------    --------------
       Loss from continuing operations before
          income tax benefit                                                     $      (59,797)   $      (42,775)
                                                                                 ==============    ==============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE INFORMATION CONTAINED IN THIS FORM 10-Q AND THE EXHIBITS HERETO MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH STATEMENTS ARE BASED UPON CURRENT INFORMATION, EXPECTATIONS, ESTIMATES AND PROJECTIONS REGARDING THE COMPANY, THE INDUSTRIES AND MARKETS IN WHICH THE COMPANY OPERATES, AND MANAGEMENT'S ASSUMPTIONS AND BELIEFS RELATING THERETO. WORDS SUCH AS "WILL," "PLAN," "EXPECT," "REMAIN," "INTEND," "ESTIMATE," "APPROXIMATE," AND VARIATIONS THEREOF AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE, ARE NOT GUARANTEES OF FUTURE PERFORMANCE, AND INVOLVE CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL OUTCOMES AND RESULTS COULD MATERIALLY DIFFER FROM WHAT IS EXPRESSED, IMPLIED OR FORECAST IN SUCH FORWARD-LOOKING STATEMENTS. SUCH DIFFERENCES COULD BE CAUSED BY A NUMBER OF FACTORS INCLUDING, BUT NOT LIMITED TO, THE UNCERTAINTY OF THE SATISFACTION OF ALL CLOSING CONDITIONS SET FORTH IN THE AGREEMENT TO ACQUIRE THE STOCK OF OLDE FINANCIAL CORPORATION (OLDE) AND THE COMPLETION OF THE OLDE TRANSACTION; THE UNCERTAINTY OF THE ENTRY BY THE COMPANY INTO ANY AGREEMENT REGARDING ANY SALE, JOINT VENTURE, OR OTHER STRATEGIC ACTION INVOLVING OPTION ONE MORTGAGE CORPORATION (OPTION ONE); THE UNCERTAINTY REGARDING THE COMPLETION OF ANY TRANSACTION INVOLVING OPTION ONE; THE UNCERTAINTY OF LAWS, LEGISLATION, REGULATIONS, SUPERVISION AND LICENSING BY FEDERAL, STATE AND LOCAL AUTHORITIES AND THEIR IMPACT ON ANY PROPOSED OR POSSIBLE TRANSACTION AND THE LINES OF BUSINESS IN WHICH THE COMPANY'S SUBSIDIARIES ARE INVOLVED; YEAR 2000 READINESS OF THE COMPANY AND EXTERNAL PARTIES; UNFORESEEN COMPLIANCE COSTS; CHANGES IN ECONOMIC, POLITICAL OR REGULATORY ENVIRONMENTS; CHANGES IN COMPETITION AND THE EFFECTS OF SUCH CHANGES; THE INABILITY TO IMPLEMENT THE COMPANY'S STRATEGIES; CHANGES IN MANAGEMENT AND MANAGEMENT STRATEGIES; THE COMPANY'S INABILITY TO SUCCESSFULLY DESIGN, CREATE, MODIFY AND OPERATE ITS COMPUTER SYSTEMS AND NETWORKS; LITIGATION INVOLVING THE COMPANY; AND RISKS DESCRIBED FROM TIME TO TIME IN REPORTS AND REGISTRATION STATEMENTS FILED BY THE COMPANY AND ITS SUBSIDIARIES WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS SHOULD TAKE THESE FACTORS INTO ACCOUNT IN EVALUATING ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 3, respectively.

Working capital decreased to $478.9 million at July 31, 1999 from $533.6 million at April 30, 1999. The working capital ratio at July 31, 1999 is 1.47 to 1, compared to 1.96 to 1 at April 30, 1999. The decrease in working capital and the working capital ratio is primarily due to the increase in short-term borrowings, due to increased mortgage loans held for sale, and the seasonal nature of the Company's U.S. tax operations segment. Tax return preparation occurs almost entirely in the fourth quarter and has the effect of increasing certain assets and liabilities during this time.

The Company maintains seasonal lines of credit to support short-term borrowing facilities in the United States and Canada. The credit limits of these lines fluctuate according to the amount of short-term borrowings outstanding during the year.

The Company incurs short-term borrowings throughout the year to fund receivables associated with its mortgage loan and other financial services programs. These short-term borrowings in the U.S. are supported by a $1.85 billion back-up credit facility through November 1999, subject to renewal.

The Company's capital expenditures and dividend payments during the first three months were funded through internally-generated funds.

At July 31, 1999, short-term borrowings used to fund mortgage loans and other programs increased to $757.0 million from $71.9 million at April 30, 1999 due mainly to the funding of Mortgage operations. For the three months ended July 31, 1999 and 1998, interest expense was $11.5 million and $14.7 million, respectively. The decrease in interest expense is primarily attributable to lower interest rates and the funding of a portion of mortgage loans held for sale with internal funds instead of short-term borrowings.

In July 1996, the Company announced its intention to repurchase up to 10 million shares in the open market over a two-year period following the separation of CompuServe Corporation. At July 31, 1999, 7.0 million shares had been repurchased under this plan. The Company plans to continue to purchase its shares on the open market in accordance with this authorization, subject to various factors including the price of the stock, availability of excess cash, the ability to maintain financial flexibility, and other investment opportunities available.


RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

On July 21, 1999, the Company announced it was evaluating strategic alternatives for Option One, including a possible sale or joint venture with a business partner. Option One is reported in the Mortgage operations segment.

On August 2, 1999, the Company, through a subsidiary - RSM McGladrey, Inc.
(RSM), completed the purchase of substantially all of the non-attest assets of McGladrey & Pullen, LLP (McGladrey). McGladrey was the nation's seventh largest accounting and consulting firm with more than 70 offices located primarily in the Eastern, Midwestern, Northern and Southwestern United States. The purchase price was $240.0 million in cash payments over the next four years and the assumption of certain pension liabilities with a present value of $52.7 million. In addition, the Company made cash payment of $53.4 million for outstanding accounts receivable balances. The acquisition was accounted for as a purchase, and accordingly, RSM's results will be included in the second quarter of fiscal 2000.

On September 1, 1999, the Company announced it had entered into a definitive agreement to acquire the stock of Olde Financial Corporation for $850.0 million in cash. Olde, based in Detroit, Michigan, offers brokerage and other financial services through Olde's network of approximately 1,200 registered representatives located in 181 branch offices in 35 states. The transaction is subject to the satisfaction of certain regulatory approvals and other normal closing conditions. The transaction will be treated as a purchase and is expected to close by the end of the calendar year.

FISCAL 2000 COMPARED TO FISCAL 1999

The analysis that follows should be read in conjunction with the table below and the Consolidated Statements of Operations found on page 2.

                  THREE MONTHS ENDED JULY 31, 1999 COMPARED TO
                        THREE MONTHS ENDED JULY 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                                        Revenues                          Earnings (loss)
                                            --------------------------------     ------------------------------
                                                  1999              1998              1999              1998
                                                  ----              ----              ----              ----


U.S. tax operations                         $        13,075   $       12,179     $      (71,070)   $     (57,816)

International tax operations                          4,068            3,437             (6,521)          (5,971)

Mortgage operations                                  76,079           52,705             21,220           13,787

Business services                                    24,172            1,330               (185)            (114)

Unallocated corporate                                 4,166              922             (5,746)          (3,002)

Interest expense on long-term debt                        -                -             (4,438)          (4,443)
                                            ---------------   --------------     --------------    -------------

                                            $       121,560   $       70,573            (66,740)         (57,559)
                                            ===============   ==============

Investment income, net                                                                    2,651           13,890

Intercompany interest                                                                     4,292              894
                                                                                 --------------    -------------

                                                                                        (59,797)         (42,775)

Income tax benefit                                                                      (22,723)         (16,235)
                                                                                 --------------    -------------

Net loss from continuing operations                                                     (37,074)         (26,540)

Net loss from discontinued operations                                                         -           (1,199)
                                                                                 --------------    -------------

Net loss                                                                         $      (37,074)   $     (27,739)
                                                                                 ==============    =============


Consolidated revenues for the three months ended July 31, 1999 increased 72.2% to $121.6 million from $70.6 million reported last year. The increase is primarily due to revenues from Mortgage operations of $76.1 million, a 44.3% increase over last year, and Business services, a $22.8 million increase over the prior year.

The consolidated pretax loss from continuing operations for the first quarter of fiscal 2000 increased to $59.8 million from $42.8 million in the first quarter of last year. The higher loss is attributable to an increase of $13.3 million in U.S. tax operations' pretax loss and a decrease of $7.8 million in investment income, net of intercompany interest. These increased losses were partially offset by Mortgage operations' pretax earnings of $21.2 million, which increased $7.4 million over the first quarter of last year.

The net loss from continuing operations was $37.1 million, or $.38 per share, compared to $26.5 million, or $.25 per share, for the same period last year. The per share loss was increased by approximately $.06 due to lower investment income and lower shares outstanding resulting from the Company's share repurchase program.

An analysis of operations by reportable operating segments follows.

U.S. TAX OPERATIONS

Revenues increased 7.4% to $13.1 million from $12.2 million last year, resulting primarily from higher tax preparation fees that are attributable to increases in pricing.

The pretax loss increased 22.9% to $71.1 million from $57.8 million in the first quarter of last year due to normal operational increases in compensation, rent and other facility-related expenses. In addition, the higher compensation is related to a change in the field manager compensation structure that shifts their compensation to salary incurred throughout the year from incentive bonuses incurred during the fourth quarter. Contributing to the increases in rent and other facility-related expenses is an increase in the amount of tax office space maintained under lease during this year's off-season. Due to the nature of this segment's business, first quarter operating results are not indicative of expected results for the entire fiscal year.

INTERNATIONAL TAX OPERATIONS

Revenues increased 18.4% to $4.1 million compared to $3.4 million in the prior year's first quarter. The increase is principally attributable to increases in tax preparation fees and discounted return fees in Canada resulting from an increase in the number of returns prepared over last year, as well as increased revenues from the United Kingdom.

The pretax loss increased 9.2% to $6.5 million from $6.0 million last year. The increase is due to normal operational increases in compensation and rent expenses in Canada and Australia. The increased losses were partially reduced by improved results over the prior year in the United Kingdom related to increased revenues while expenses remained consistent with last year. Due to the nature of this segment's business, first quarter operating results are not indicative of expected results for the entire fiscal year.

MORTGAGE OPERATIONS

Revenues increased 44.3% to $76.1 million from $52.7 million in the same period last year. The increase is primarily attributable to Option One, which contributed revenues of $65.4 million for the quarter compared to $44.8 million last year. Option One's improved performance is due to increased loan sales and interest income earned on higher balances of mortgage loans held for sale. Option One and Assurance Mortgage originated and sold $1.4 billion and $1.3 billion in loans, respectively, during the first quarter of fiscal 2000 and $779.9 million and $707.6 million, respectively, during the prior year. In addition, Assurance Mortgage contributed revenues of $3.2 million, which were partially offset, by lower revenues from Companion Mortgage.

Mortgage operations' pretax earnings increased 53.9% to $21.2 million compared to $13.8 million during the first quarter of fiscal 1999. The increase is mainly due to Option One, which contributed earnings of $21.3 million, and earnings of $2.8 million from Companion Mortgage. Pretax earnings were reduced by losses from other mortgage operations.

BUSINESS SERVICES

Revenues increased to $24.2 million from $1.3 million in the first quarter of last year. The pretax loss increased to $185 thousand from $114 thousand last year, which includes goodwill amortization of $1.8 million and $73 thousand, respectively. Business services was a new reportable operating segment during the first quarter of fiscal 1999, with one accounting firm acquired in May 1998. In the first quarter of fiscal year 2000, there are seven regional accounting firms and several smaller market firms included in Business services. Due to the nature of this segment's business, revenues are seasonal, while expenses are relatively fixed throughout the year. Results for the first quarter are not indicative of the expected results for the entire year.

INVESTMENT INCOME, NET

Net investment income decreased 80.9% to $2.7 million from $13.9 million last year. The decrease is due to less funds available for investment resulting primarily from the stock repurchase program and the use of corporate cash to fund mortgage loans held for sale.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the first quarter increased 91.4% to $5.7 million from $3.0 million in the comparable period last year. The increase is due to losses from the Company's broker-dealer, acquired in January 1999, and increased employee costs and consulting expenses.


OTHER ISSUES

YEAR 2000 READINESS DISCLOSURE

The Company has established a program to identify, prioritize, evaluate and mitigate potential Year 2000 related issues. The Company has identified nine mission critical business functions (e.g. U.S. tax preparation services, wholesale loan services, etc.) and 28 non-mission critical business functions (e.g. Kiplinger TaxCut(R) software, Australian tax operations, etc.). Within each of the business functions, key information technology (IT) and non-IT systems have been inventoried and assessed for compliance and detailed plans are in place for required system modifications or replacements. Currently remediation projects are at different phases of completion. One hundred and thirty-eight remediation projects, including both IT and non-IT systems, were identified within the nine mission critical business functions. Of these projects, 123 are complete and successfully tested, five are in the testing phase and 10 are still in progress. All projects are scheduled to be completed by November 1999.

The Company has initiated communications and surveyed state, Federal and foreign governments and suppliers with which it interacts to determine their plans for addressing Year 2000 issues. The Company is relying on their responses to determine if key third parties will be Year 2000 compliant. One of the Company's key third parties is the Internal Revenue Service (IRS). The

Company has successfully conducted Year 2000 testing and continues to communicate frequently with the IRS regarding its Year 2000 readiness. The Company is also in the process of completing a survey and inventory of tax franchisees. Some readiness issues have been identified and the Company is consulting with its franchisees on their remediation programs to help mitigate their risk. Assurances from franchisees of Year 2000 readiness are scheduled to be obtained by the end of September 1999. The Company will continue to monitor its third party relationships for Year 2000 issues.

Costs associated with the Year 2000 issue are being expensed as incurred. Total costs are currently estimated at $3.5 million, with approximately $2.6 million incurred through July 31, 1999. The remaining costs to complete represent the cost of on-going monitoring of the Company's continued readiness through the end of the fiscal year. The costs associated with the replacement of computer systems, hardware or equipment (currently estimated to be $14.0 million in total, with $13.9 million incurred to date), substantially all of which would be capitalized, are not included in the above estimates. All costs related to the Year 2000 issue are being funded through internally-generated funds.

The Company's most likely, worst case potential risk is that the IRS will not be Year 2000 compliant and the Company would not be able to process electronic filings or refund anticipation loans. The Company believes that its competitors will face the same risks.

The Company has identified and developed contingency plans for Year 2000 related interruptions in the event that internal and/or external remediation projects are not completed on a timely basis or that they fail to meet anticipated needs. The Company has focused its contingency plans on accounting functions, communications, distribution channels, facilities, insurance, suppliers, treasury functions and tax operations (which includes franchises, Federal and state governments, IRS and electronic filing). In addition, disaster recovery plans and business resumption plans are being reviewed and modified for information technology functions. While the Company does not anticipate problems in any of these areas, the Company believes a comprehensive plan includes preparation for continuity of its mission critical processes. The contingency plans were substantially completed in June 1999 and are scheduled to be completed by the end of September 1999, with on-going modifications being made as issues requiring change, if any, are identified.

The Company's Year 2000 program is an on-going process and the estimates of costs, risks and completion dates are based on currently available information and are subject to change.

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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

There have been no material changes in market risk from those reported at April 30, 1999.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

CompuServe Corporation (CompuServe), certain current and former officers and directors of CompuServe and the registrant are named defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio since 1996. All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit also alleges certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits is unspecified, but includes pleas for rescission and damages. One Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits were consolidated, the defendants filed a motion to dismiss the consolidated suits, and the district court stayed all proceedings pending the outcome of the state court suits, and the United States Court of Appeals for the Sixth Circuit affirmed such stay. The four state court lawsuits allege violations of various state statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. The state lawsuits were consolidated for discovery purposes and defendants filed a motion for summary judgment covering all four state lawsuits. As a part of the sale of its interest in CompuServe, the Company has agreed to indemnify WorldCom, Inc. and CompuServe against 80.1% of any losses and expenses incurred by them with respect to these lawsuits. The defendants are vigorously defending these lawsuits. In the opinion of management, the ultimate resolution of these suits will not have a material adverse impact on the Company's consolidated financial position or results of operations. The lawsuits discussed herein were previously reported in Forms 10-K and 10-Q filed by the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)       Exhibits

         10 Asset Purchase Agreement dated June 28, 1999, by and among H&R Block, Inc., MGP Business Services, Inc., HRB Business Services, Inc., McGladrey & Pullen, LLP, MP Active Partners Trust, Clifford Newman, Trustee, and MP Retired Partner Trust, Clifford Newman, Trustee, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 28, 1999, is incorporated by reference.

        (27)       Financial Data Schedule

b)       Reports on Form 8-K

         A Form 8-K, Current Report, dated June 28, 1999, was filed on July 8, 1999 by the registrant reporting as an "Item 5" the asset purchase agreement entered into by the registrant providing for the registrant's purchase of substantially all of the non-attest assets of McGladrey & Pullen, LLP, and the registrant's issuance of a press release announcing the same. The asset purchase agreement was included as Exhibit 10.1 and the press release was included as
Exhibit 99 to the Form 8-K. No financial statements were filed as a part of the Form 8-K.

         A Form 8-K, Current Report, dated August 2, 1999, was filed on August 17, 1999 by the registrant reporting as an "Item 2" the acquisition of substantially all of the non-attest assets of McGladrey & Pullen, LLP on August 2, 1999, and the registrant's issuance of a press release announcing the same. The press release was included as Exhibit 99 to the Form 8-K. No financial statements were filed as a part of the Form 8-K.

The registrant did not file any other reports on Form 8-K during the first quarter of fiscal 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   H&R BLOCK, INC.
                                           --------------------------------
                                                   (Registrant)



DATE     9/13/99                         BY      /s/ Ozzie Wenich
    ----------------                       --------------------------------
                                                     Ozzie Wenich
                                              Senior Vice President and
                                                Chief Financial Officer



DATE    9/13/99                          BY     /s/ Cheryl L. Givens
    ----------------                       --------------------------------
                                                  Cheryl L. Givens
                                         Vice President and Corporate Controller