Form 10-Q
period 1999-10-31
H&R BLOCK INC
filed 1999-12-15
CIK 12659

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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

The number of shares outstanding of the registrant's Common Stock, without par value, at December 1, 1999 was 98,336,052 shares.

                                TABLE OF CONTENTS


                                                                                      Page
                                                                                      ----
PART I     Financial Information

           Consolidated Balance Sheets
              October 31, 1999 and April 30, 1999 .................................    1

           Consolidated Statements of Operations
              Three Months Ended October 31, 1999 and 1998 ........................    2
              Six Months Ended October 31, 1999 and 1998 ..........................    3

           Consolidated Statements of Cash Flows
              Six Months Ended October 31, 1999 and 1998 ..........................    4

           Notes to Consolidated Financial Statements .............................    5

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................................   10

           Qantitative and Qualitative Disclosures about Market Risk..............    23

PART II    Other Information.......................................................   24

SIGNATURES.........................................................................   28

                                 H&R BLOCK, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                                                      OCTOBER 31,     APRIL 30,
                                                                          1999          1999
                                                                          ----          ----
                              ASSETS                                  (UNAUDITED)     (AUDITED)
CURRENT ASSETS
    Cash and cash equivalents                                         $   168,182    $   193,240
    Marketable securities                                                  43,831         56,881
    Receivables, less allowance for doubtful accounts of $73,608
       and $61,872                                                        727,738        743,301
    Prepaid expenses and other current assets                             169,198         94,000
                                                                      -----------    -----------
       TOTAL CURRENT ASSETS                                             1,108,949      1,087,422

INVESTMENTS AND OTHER ASSETS
    Investments in marketable securities                                  218,103        170,528
    Excess of cost over fair value of net tangible assets acquired,
       net of amortization                                                659,166        405,534
    Other                                                                 151,602        132,470
                                                                      -----------    -----------
                                                                        1,028,871        708,532
PROPERTY AND EQUIPMENT, at cost less accumulated
    depreciation and amortization                                         135,695        114,222
                                                                      -----------    -----------
                                                                      $ 2,273,515    $ 1,910,176
                                                                      ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                     $   625,666    $    71,939
    Accounts payable, accrued expenses and deposits                       108,314        168,641
    Accrued salaries, wages and payroll taxes                              24,708        161,590
    Accrued taxes on earnings                                              53,162        151,659
    Current portion of long-term debt                                      56,358              -
                                                                      -----------    -----------
        TOTAL CURRENT LIABILITIES                                         868,208        553,829

LONG-TERM DEBT                                                            352,598        249,725

OTHER NONCURRENT LIABILITIES                                              104,051         44,635

STOCKHOLDERS' EQUITY
    Common stock, no par, stated value $.01 per share                       1,089          1,089
    Additional paid-in capital                                            419,411        420,658
    Retained earnings                                                     997,534      1,130,909
    Accumulated other comprehensive income (loss)                         (16,313)       (23,400)
                                                                      -----------    -----------
                                                                        1,401,721      1,529,256
    Less cost of 10,937,737 and 11,343,608 shares of common stock
       in treasury                                                        453,063        467,269
                                                                      -----------    -----------
                                                                          948,658      1,061,987
                                                                      -----------    -----------
                                                                      $ 2,273,515    $ 1,910,176
                                                                      ===========    ===========

                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                    THREE MONTHS ENDED
                                                                    ------------------
                                                                        OCTOBER 31,
                                                                        -----------
                                                                     1999        1998
                                                                     ----        ----
REVENUES
     Service revenues                                             $ 152,699    $  55,922
     Product revenues                                                50,049       23,154
     Royalties                                                        3,210        2,995
     Other                                                            3,988        3,542
                                                                  ---------    ---------
                                                                    209,946       85,613
                                                                  ---------    ---------
OPERATING EXPENSES
     Employee compensation and benefits                             118,306       48,995
     Occupancy and equipment                                         59,553       41,642
     Interest                                                        23,344       15,508
     Marketing and advertising                                       14,635        8,481
     Supplies, freight and postage                                    8,699        5,546
     Other                                                           60,203       25,336
                                                                  ---------    ---------
                                                                    284,740      145,508
                                                                  ---------    ---------

Operating loss                                                      (74,794)     (59,895)

OTHER INCOME
     Investment income, net                                           2,402        9,646
     Other, net                                                         235            -
                                                                  ---------    ---------
                                                                      2,637        9,646

Loss from continuing operations before income tax benefit           (72,157)     (50,249)

Income tax benefit                                                  (27,420)     (19,094)
                                                                  ---------    ---------

Net loss from continuing operations                                 (44,737)     (31,155)

Net loss from discontinued operations (less applicable
     income tax benefit of ($11))                                         -          (18)
                                                                  ---------    ---------

Net loss                                                          $ (44,737)   $ (31,173)
                                                                  =========    =========


Weighted average number of common shares outstanding                 97,814       99,122
                                                                  =========    =========

Basic and diluted net loss per share from continuing operations   $    (.46)   $    (.31)
                                                                  =========    =========

Basic and diluted net loss per share                              $    (.46)   $    (.31)
                                                                  =========    =========

Dividends per share                                               $    .275    $     .25
                                                                  =========    =========

                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                     SIX MONTHS ENDED
                                                                     ----------------
                                                                       OCTOBER 31,
                                                                       -----------
                                                                     1999        1998
                                                                     ----        ----
REVENUES
     Service revenues                                             $ 226,202    $  95,310
     Product revenues                                                94,241       51,796
     Royalties                                                        4,140        4,062
     Other                                                            6,923        5,018
                                                                  ---------    ---------
                                                                    331,506      156,186
                                                                  ---------    ---------
OPERATING EXPENSES
     Employee compensation and benefits                             193,658       91,993
     Occupancy and equipment                                        110,599       82,229
     Interest                                                        34,818       30,200
     Marketing and advertising                                       19,855       12,264
     Supplies, freight and postage                                   12,891        8,614
     Other                                                           96,942       47,446
                                                                  ---------    ---------
                                                                    468,763      272,746
                                                                  ---------    ---------

Operating loss                                                     (137,257)    (116,560)

OTHER INCOME
     Investment income, net                                           5,053       23,536
     Other, net                                                         250            -
                                                                  ---------    ---------

                                                                      5,303       23,536

Loss from continuing operations before income tax benefit          (131,954)     (93,024)

Income tax benefit                                                  (50,143)     (35,329)
                                                                  ---------    ---------

Net loss from continuing operations                                 (81,811)     (57,695)

Net loss from discontinued operations (less applicable
     income tax benefit of ($778))                                        -       (1,217)
                                                                  ---------    ---------

Net loss                                                          $ (81,811)   $ (58,912)
                                                                  =========    =========


Weighted average number of common shares outstanding                 97,764      102,049
                                                                  =========    =========

Basic and diluted net loss per share from continuing operations   $    (.84)   $    (.57)
                                                                  =========    =========

Basic and diluted net loss per share                              $    (.84)   $    (.58)
                                                                  =========    =========

Dividends per share                                               $    .525    $     .45
                                                                  =========    =========

                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         UNAUDITED, AMOUNTS IN THOUSANDS

                                                                             SIX MONTHS ENDED
                                                                             ----------------
                                                                                OCTOBER 31,
                                                                                -----------
                                                                            1999           1998
                                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $    (81,811)   $    (58,912)
    Adjustments to reconcile net loss to net cash
          used in operating activities:
       Depreciation and amortization                                        42,731          26,884
       Accretion of acquisition liabilities                                  3,633               -
       Other noncurrent liabilities                                          2,935           2,457
       Changes in:
          Receivables                                                       24,153        (563,792)
          Prepaid expenses and other current assets                        (69,082)        (50,287)
          Accounts payable, accrued expenses and deposits                  (47,986)        (28,351)
          Accrued salaries, wages and payroll taxes                       (136,882)        (84,351)
          Accrued taxes on earnings                                        (98,555)       (294,179)
                                                                      ------------    ------------
    NET CASH USED IN OPERATING ACTIVITIES                                 (360,864)     (1,050,531)
                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                      (3,987)       (198,969)
    Maturities of marketable securities                                     25,112         564,988
    Loan to affiliate                                                      (62,627)              -
    Purchases of property and equipment                                    (21,306)        (14,896)
    Excess of cost over fair value of net tangible assets acquired,
       net of cash acquired                                                (81,550)        (16,513)
    Other, net                                                             (13,958)        (11,024)
                                                                      ------------    ------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   (158,316)        323,586
                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of notes payable                                        (25,815,955)     (3,277,627)
    Proceeds from issuance of notes payable                             26,369,682       3,870,614
    Dividends paid                                                         (51,564)        (46,248)
    Payments to acquire treasury shares                                    (32,366)       (472,566)
    Proceeds from stock options exercised                                   24,325          59,857
                                                                      ------------    ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                              494,122         134,030
                                                                      ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (25,058)       (592,915)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                       193,240         900,856
                                                                      ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                        $    168,182    $    307,941
                                                                      ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Income taxes paid                                                 $     48,956    $    257,402
    Interest paid                                                           38,373          33,524


                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Unaudited, dollars in thousands, except share data


1. The Consolidated Balance Sheet as of October 31, 1999, the Consolidated Statements of Operations for the three and six months ended October 31, 1999 and 1998, and the Consolidated Statements of Cash Flows for the six months ended October 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1999 and for all periods presented have been made.

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

2. On December 1, 1999, the Company, through a subsidiary, Block Financial Corporation, completed the purchase of Olde Financial Corporation (Olde) for $887,000 in cash. Olde, based in Detroit, Michigan, offers brokerage and other financial services through Olde's network of approximately 1,200 registered representatives located in 181 branch offices in 35 states. The transaction will be treated as a purchase and Olde's results will be included as of the date of acquisition in the Company's third quarter.

3.   On August 2, 1999, the Company, through a subsidiary, RSM McGladrey, Inc.
     (RSM), completed the purchase of substantially all of the non-attest assets of McGladrey & Pullen, LLP (McGladrey). McGladrey was the nation's seventh largest accounting and consulting firm with more than 70 offices located primarily in the Eastern, Midwestern, Northern and Southwestern United States. The purchase price was $240,000 in cash payments over the next four years and the assumption of certain pension liabilities with a present value of $52,728. The purchase agreement also provides for possible future contingent consideration based on a calculation of earnings in year two, three and four after the acquisition and will be treated as purchase price when paid. In addition, the Company made cash payments of $65,453 for outstanding accounts receivable and work-in-process that will be repaid to the Company as RSM collects these amounts in the ordinary course of business. The acquisition was accounted for as a purchase, and accordingly, RSM's results are included since the date of acquisition. The additional cash payments due over the next four years of $148,803 were treated as noncash investing activities in the Consolidated Statement of Cash Flows for the six months ended October 31, 1999. The excess of cost over the fair value of net tangible assets acquired was $240,535 and is being amortized on a straight-line basis over periods of up to 20 years.

4.   Receivables consist of the following:

                                                                                   October 31,        April 30,
                                                                                   -----------        ---------
                                                                                      1999              1999
                                                                                      ----              ----
                                                                                   (Unaudited)        (Audited)
     Mortgage loans held for sale                                               $      586,998    $       636,687
     Business services accounts receivable and work-in-process                          94,776             33,015
     Participation in refund anticipation loans                                         43,147             51,074
     Other                                                                              76,425             84,397
                                                                                --------------    ---------------
                                                                                       801,346            805,173
     Allowance for doubtful accounts                                                    73,608             61,872
                                                                                --------------    ---------------
                                                                                $      727,738    $       743,301
                                                                                ==============    ===============

5. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

6. Basic and diluted net loss per share is computed using the weighted average number of shares outstanding during each period. Diluted net loss per share excludes the impact of common stock options outstanding for 9,517,209 shares and the conversion of 608 shares of preferred stock to common stock, as they are antidilutive. The weighted average shares outstanding for the six months ended October 31, 1999 decreased to 97,764,000 from 102,049,000 last year, due to the purchase of treasury shares by the Company during fiscal 1999 and 2000. This decrease was partially offset by stock option exercises and the issuance of stock for acquisitions.

7. During the six months ended October 31, 1999 and 1998, the Company issued 617,028 and 1,918,558 shares, respectively, pursuant to provisions for exercise of stock options under its stock option plans. In addition, the Company issued 475,443 shares of its common stock for an acquisition in the second quarter of fiscal 2000. The issuance of common stock for the acquisition was treated as a noncash investing activity in the Consolidated Statement of Cash Flows for the six months ended October 31, 1999. During the six months ended October 31, 1999, the Company acquired 721,800 shares of its common stock at an aggregate cost of $32,366. During the six months ended October 31, 1998, the Company acquired 11,365,100 shares of its common stock at an aggregate cost of $472,566.

8. CompuServe Corporation (CompuServe), certain current and former officers and directors of CompuServe and the registrant are named defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio since 1996. All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit also alleges certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits is unspecified, but includes pleas for rescission and damages. One Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits were consolidated, the defendants filed a motion to dismiss the consolidated suits, the district court stayed all proceedings pending the outcome of the state court suits, and the United States Court of Appeals for the Sixth Circuit affirmed such stay. The four state court lawsuits allege violations of various state statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. The state lawsuits were consolidated for discovery purposes and defendants filed a motion for summary judgment covering all four state lawsuits. As a part of the sale of its interest in CompuServe, the Company has agreed to indemnify WorldCom, Inc. and CompuServe against 80.1% of any losses and expenses incurred by them with respect to these lawsuits. The defendants are vigorously defending these lawsuits. In the opinion of management, the ultimate resolution of these suits will not have a material adverse impact on the Company's consolidated financial position or results of operations.

9. Summarized financial information for Block Financial Corporation, an indirect, wholly owned subsidiary of the Company, is presented below.

                                                                                October 31,         April 30,
                                                                                -----------         ---------
                                                                                     1999             1999
                                                                                     ----             ----
                                                                                (Unaudited)         (Audited)
     Condensed balance sheets:
         Cash and cash equivalents                                           $       41,373   $        16,026
         Finance receivables, net                                                   596,546           658,882
         Other assets                                                               543,783           448,010
                                                                             --------------   ---------------
              Total assets                                                   $    1,181,702   $     1,122,918
                                                                             ==============   ===============

         Notes payable                                                       $      625,666   $        71,939
         Long-term debt                                                             249,750           249,725
         Other liabilities                                                          120,388           636,330
         Stockholder's equity                                                       185,898           164,924
                                                                             --------------   ---------------
              Total liabilities and stockholder's equity                     $    1,181,702   $     1,122,918
                                                                             ==============   ===============

                                                      Three months ended              Six months ended
                                                      ------------------              ----------------
                                                          October 31,                     October 31,
                                                          -----------                     -----------
                                                     1999             1998          1999              1998
                                                     ----             ----          ----              ----
     Condensed statements of operations:
         Revenues                               $    93,106    $    53,712      $   173,824       $   107,227
         Earnings from operations                    13,549          6,340           25,290            15,454
         Net earnings                                12,945          2,726           15,136             8,259

10. The Company sells short FNMA mortgage-backed securities to certain broker-dealer counterparties. The position on certain or all of the fixed rate mortgages is closed, on standard Public Securities Association (PSA) settlement dates, when the Company enters into a forward commitment to sell those mortgages or decides to securitize the mortgages. The effectiveness of the hedge is measured by a historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in the value of the hedged item. If correlation ceases to exist, hedge accounting is terminated and the gains or losses are recorded in revenues. Deferred gains on the FNMA securities hedging instrument amounted to $196 at October 31, 1999. The contract value and the market value of this hedging instrument at October 31, 1999 were $13,980 and $13,974, respectively. The contract value and market value of the forward commitment at October 31, 1999 were $155,000 and $154,599, respectively.

11. The Company's comprehensive income is comprised of net earnings (loss), foreign currency translation adjustments and the change in the net unrealized gain or loss on marketable securities. The components of comprehensive income (loss) during the three and six months ended October 31, 1999 and 1998 were:

                                                    Three months ended                  Six months ended
                                                    ------------------                  ----------------
                                                        October 31,                        October 31,
                                                        -----------                        -----------
                                                  1999             1998              1999              1998
                                                  ----             ----              ----              ----

         Net loss                            $     (44,737)    $   (31,173)     $      (81,811)   $    (58,912)
         Change in net unrealized
            gain (loss) on mkt. securities           4,680             897               5,257           1,832
         Change in foreign currency
            translation adjustments                  3,122          (1,503)              1,830          (8,905)
                                             -------------     -----------      --------------    ------------
         Comprehensive income (loss)         $     (36,935)    $   (31,779)     $      (74,724)   $    (65,985)
                                             =============     ===========      ==============    ============

12. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 137 delays the effective date of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will now be effective for the Company's fiscal year ending April 30, 2002.

13. In the second quarter of fiscal year 2000, management redefined its Mortgage operations segment to reflect the change in how the business is analyzed and evaluated. The redefined segment, Financial services, includes all of the previous mortgage activity along with the startup of the Company's new financial services operations. Financial services is primarily engaged in the origination, purchase, servicing, securitization and sale of nonconforming and conforming mortgage loans, as well as offering full-service investment opportunities to the general public. Mortgage origination services are offered through a network of mortgage brokers and through H&R Block offices. Financial planning and investment advice is offered through H&R Block offices, and stock, bonds, mutual funds and other products and securities are offered through a nationwide network of registered representatives.

     Information concerning the Company's operations by reportable operating segments for the three and six months ended October 31, 1999 and 1998 is as follows:

                                                    Three months ended                   Six months ended
                                                    ------------------                   ----------------
                                                        October 31,                         October 31,
                                                        -----------                         -----------
                                                    1999           1998                1999             1998
                                                    ----           ----                ----             ----
       Revenues:
           U.S. tax operations                 $     19,723   $       18,400     $       32,798    $       30,579
           International tax operations              14,713           11,817             18,781            15,254
           Financial services                        91,503           52,914            170,957           105,655
           Business services                         83,167            1,534            107,339             2,864
           Unallocated corporate                        840              948              1,631             1,834
                                               ------------   --------------     --------------    --------------
                                               $    209,946   $       85,613     $      331,506    $      156,186
                                               ============   ==============     ==============    ==============

       Earnings (loss) from
          continuing operations:
           U.S. tax operations                 $    (83,663)  $      (61,316)    $     (154,733)   $     (119,132)
           International tax operations              (1,644)          (2,263)            (8,165)           (8,234)
           Financial services                        20,931           10,442             39,757            23,854
           Business services                         (2,134)            (105)            (2,319)             (219)
           Unallocated corporate                     (3,431)          (3,131)            (6,783)           (5,758)
           Interest expense on LT debt               (7,042)          (4,438)           (11,480)           (8,881)
                                               ------------   --------------     --------------    --------------
                                                    (76,983)         (60,811)          (143,723)         (118,370)
           Investment income, net                     2,402            9,646              5,053            23,536
           Intercompany interest                      2,424              916              6,716             1,810
                                               ------------   --------------     --------------    --------------
       Loss from continuing operations
          before income tax benefit            $    (72,157)  $      (50,249)    $     (131,954)   $      (93,024)
                                               ============   ==============     ==============    ==============

                                                                October 31,        April 30,
                                                                -----------        ---------
                                                                   1999               1999
                                                                   ----               ----
       IDENTIFIABLE ASSETS:
           U.S. tax operations                                $      271,575     $      268,650
           International tax operations                               39,756             55,684
           Financial services                                      1,129,907          1,038,909
           Business services                                         489,747            146,252
           Unallocated corporate                                     342,530            400,681
                                                              --------------     --------------
                                                              $    2,273,515     $    1,910,176
                                                              ==============     ==============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE INFORMATION CONTAINED IN THIS FORM 10-Q AND THE EXHIBITS HERETO MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH STATEMENTS ARE BASED UPON CURRENT INFORMATION, EXPECTATIONS, ESTIMATES AND PROJECTIONS REGARDING THE COMPANY, THE INDUSTRIES AND MARKETS IN WHICH THE COMPANY OPERATES, AND MANAGEMENT'S ASSUMPTIONS AND BELIEFS RELATING THERETO. WORDS SUCH AS "WILL," "PLAN," "EXPECT," "REMAIN," "INTEND," "ESTIMATE," "APPROXIMATE," AND VARIATIONS THEREOF AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE, ARE NOT GUARANTEES OF FUTURE PERFORMANCE, AND INVOLVE CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL OUTCOMES AND RESULTS COULD MATERIALLY DIFFER FROM WHAT IS EXPRESSED, IMPLIED OR FORECAST IN SUCH FORWARD-LOOKING STATEMENTS. SUCH DIFFERENCES COULD BE CAUSED BY A NUMBER OF FACTORS INCLUDING, BUT NOT LIMITED TO, THE UNCERTAINTY OF THE ENTRY BY THE COMPANY INTO ANY AGREEMENT REGARDING ANY SALE, JOINT VENTURE, OR OTHER STRATEGIC ACTION INVOLVING OPTION ONE MORTGAGE CORPORATION (OPTION ONE); THE UNCERTAINTY REGARDING THE COMPLETION OF ANY TRANSACTION INVOLVING OPTION ONE; THE UNCERTAINTY OF LAWS, LEGISLATION, REGULATIONS, SUPERVISION AND LICENSING BY FEDERAL, STATE AND LOCAL AUTHORITIES AND THEIR IMPACT ON ANY PROPOSED OR POSSIBLE TRANSACTION AND THE LINES OF BUSINESS IN WHICH THE COMPANY'S SUBSIDIARIES ARE INVOLVED; YEAR 2000 READINESS OF THE COMPANY AND EXTERNAL PARTIES; UNFORESEEN COMPLIANCE COSTS; CHANGES IN ECONOMIC, POLITICAL OR REGULATORY ENVIRONMENTS; CHANGES IN COMPETITION AND THE EFFECTS OF SUCH CHANGES; THE INABILITY TO IMPLEMENT THE COMPANY'S STRATEGIES; CHANGES IN MANAGEMENT AND MANAGEMENT STRATEGIES; THE COMPANY'S INABILITY TO SUCCESSFULLY DESIGN, CREATE, MODIFY AND OPERATE ITS COMPUTER SYSTEMS AND NETWORKS; LITIGATION INVOLVING THE COMPANY; AND RISKS DESCRIBED FROM TIME TO TIME IN REPORTS AND REGISTRATION STATEMENTS FILED BY THE COMPANY AND ITS SUBSIDIARIES WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS SHOULD TAKE THESE FACTORS INTO ACCOUNT IN EVALUATING ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 4, respectively.

Working capital decreased to $240.7 million at October 31, 1999 from $533.6 million at April 30, 1999. The working capital ratio at October 31, 1999 is 1.28 to 1, compared to 1.96 to 1 at April 30, 1999. The decrease in working capital and the working capital ratio is primarily due to increased short-term borrowings to fund mortgage loan receivables which were previously funded with corporate cash and the seasonal nature of the Company's U.S. tax operations segment. Tax return preparation occurs almost entirely in the fourth quarter and has the effect of increasing certain assets and liabilities during this time.

The Company maintains seasonal lines of credit to support short-term borrowing facilities in the United States and Canada. The credit limits of these lines can fluctuate according to the amount of short-term borrowings outstanding during the year.

The Company incurs short-term borrowings throughout the year to fund receivables associated with its mortgage loan and other financial services programs. These short-term borrowings in the U.S. are supported by a $1.85 billion back-up credit facility through November 1999, subject to renewal. In November 1999, the credit facility was increased to $1.89 billion through November 2000. An additional credit facility of $750 million was also added in November 1999, which extends through April 2000, to support commercial paper which will be issued to finance the acquisition of Olde Financial Corporation (Olde). It's the Company's intention to ultimately finance a portion of the acquisition price with the debt.

The Company's capital expenditures, treasury share purchases and dividend payments during the first six months were funded through internally-generated funds.

At October 31, 1999, short-term borrowings used to fund mortgage loans and other programs increased to $625.7 million from $71.9 million at April 30, 1999 due mainly to the funding of mortgage loan receivables which were previously funded with corporate cash. For the six months ended October 31, 1999 and 1998, interest expense was $34.8 million and $30.2 million, respectively. The increase in interest expense is primarily attributable to interest expense related to the purchase of the non-attest assets of McGladrey & Pullen, LLP. This increase is partially offset by lower interest rates and the funding of a portion of mortgage loans held for sale with internal funds instead of short-term borrowings throughout most of the six-month period.

In July 1996, the Company announced its intention to repurchase up to 10 million shares in the open market over a two-year period following the separation of CompuServe Corporation. The two-year period expires January 31, 2000. At October 31, 1999, 7.7 million shares had been repurchased under this plan. The Company plans to continue to purchase its shares on the open market in accordance with this authorization, subject to various factors including the price of the stock, availability of excess cash, the ability to maintain financial flexibility, regulatory restrictions, and other investment opportunities available.


RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

On July 21, 1999, the Company announced it was evaluating strategic alternatives for Option One, including a possible sale or joint venture with a business partner. Option One is reported in the Financial services segment.

On August 2, 1999, the Company, through a subsidiary, RSM McGladrey, Inc. (RSM), completed the purchase of substantially all of the non-attest assets of McGladrey & Pullen, LLP (McGladrey). McGladrey was the nation's seventh largest accounting and consulting firm with more than 70 offices located primarily in the Eastern, Midwestern, Northern and Southwestern United States. The purchase price was $240.0 million in cash payments over the next four years and the assumption of certain pension liabilities with a present value of $52.7 million. In addition, the Company made cash payments of $65.5 million for outstanding accounts receivable and work-in-process balances that will be repaid to the Company as RSM collects these amounts in the ordinary course of business. The acquisition was accounted for as a purchase, and accordingly, RSM's results are included since the date of acquisition.

On December 1, 1999, the Company, through a subsidiary, Block Financial Corporation, completed the purchase of Olde for $887.0 million in cash. Olde, based in Detroit, Michigan, offers brokerage and other financial services through Olde's network of approximately 1,200 registered representatives located in 181 branch offices in 35 states. The transaction will be treated as a purchase and Olde's results will be included as of the date of acquisition in the Company's third quarter.

FISCAL 2000 COMPARED TO FISCAL 1999

The analysis that follows should be read in conjunction with the table below and the Consolidated Statements of Operations found on pages 2 and 3.

                 THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO
                       THREE MONTHS ENDED OCTOBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                                        Revenues                          Earnings (loss)
                                            --------------------------------     -------------------------------
                                                   1999             1998              1999              1998
                                                   ----             ----              ----              ----
U.S. tax operations                         $        19,723   $       18,400     $      (83,663)   $     (61,316)

International tax operations                         14,713           11,817             (1,644)          (2,263)

Financial services                                   91,503           52,914             20,931           10,442

Business services                                    83,167            1,534             (2,134)            (105)

Unallocated corporate                                   840              948             (3,431)          (3,131)

Interest expense on long-term debt                        -                -             (7,042)          (4,438)
                                            ---------------   --------------     --------------    -------------

                                            $       209,946   $       85,613            (76,983)         (60,811)
                                            ===============   ==============

Investment income, net                                                                    2,402            9,646

Intercompany interest                                                                     2,424              916
                                                                                 --------------    -------------

                                                                                        (72,157)         (50,249)

Income tax benefit                                                                      (27,420)         (19,094)
                                                                                 --------------    -------------

Net loss from continuing operations                                                     (44,737)         (31,155)

Net loss from discontinued operations                                                         -              (18)
                                                                                 --------------    -------------

Net loss                                                                         $      (44,737)   $     (31,173)
                                                                                 ==============    =============

Consolidated revenues for the three months ended October 31, 1999 increased 145.2% to $209.9 million from $85.6 million reported last year. The increase is primarily due to revenues from Business services of $83.2 million and revenues from Financial services of $91.5 million, a 72.9% increase over the prior year.

The consolidated pretax loss from continuing operations for the second quarter of fiscal 2000 increased to $72.2 million from $50.2 million in the second quarter of last year. The increase is attributable to the increased loss from U.S. tax operations and lower investment income, which is partially offset by improved results from Financial services.

The net loss from continuing operations was $44.7 million, or $.46 per share, compared to $31.2 million, or $.31 per share, for the same period last year.

An analysis of operations by reportable operating segments follows.

U.S. TAX OPERATIONS

Revenues increased 7.2% to $19.7 million from $18.4 million last year, resulting primarily from higher tax preparation fees that are attributable to increases in pricing.

The pretax loss increased 36.4% to $83.7 million from $61.3 million in the second quarter of last year due to normal operational increases in compensation and benefits, rent and other facilities-related expenses and marketing and advertising expenses. In addition to the normal increases, the higher compensation is related to a change in the field manager compensation structure that shifts their compensation to salary incurred throughout the year from incentive bonuses incurred during the fourth quarter. Contributing to the increases in rent and other facility-related expenses is an increase in the amount of tax office space maintained under lease during this year's off-season. Due to the nature of this segment's business, second quarter operating results are not indicative of expected results for the entire fiscal year.

INTERNATIONAL TAX OPERATIONS

Revenues increased 24.5% to $14.7 million compared to $11.8 million in the prior year's second quarter. The increase is attributable to Australian operations. The increase in Australian revenues is due to higher tax preparation fees which is the result of a 15.7% increase in the number of tax returns prepared over the same period last year. Canadian and United Kingdom operations contributed slightly to the increase in revenues.

The pretax loss decreased 27.4% to $1.6 million from $2.3 million last year. The decrease is primarily due to the strong start to the Australian tax season. The improved performance from Australia and the United Kingdom was partially offset by an increased loss from Canadian operations due to increased compensation and benefits expenses. Due to the nature of this segment's business, second quarter operating results are not indicative of expected results for the entire fiscal year.

FINANCIAL SERVICES

Revenues increased 72.9% to $91.5 million from $52.9 million in the same period last year. The increase is primarily attributable to Option One, which contributed revenues of $74.5 million for the quarter compared to $43.6 million last year. Option One's improved performance is attributable to a higher volume of loan sales and increased interest income as a result of higher mortgage loan balances. Option One and Assurance Mortgage originated and sold or securitized $1.5 billion and $1.6 billion in loans, respectively, during the second quarter of fiscal 2000, compared to $837.9 million originated and $539.6 million sold in the second quarter last year. In addition, the Company's broker-dealer, Birchtree Financial, and Assurance Mortgage, both new this year, contributed to the improved revenues.

Financial services pretax earnings of $20.9 million improved 100.5% this year compared to earnings of $10.4 million during the second quarter of fiscal 1999. The increase is mainly due to Option One, which contributed earnings of $21.2 million compared to $10.2 million in the same quarter last year. Pretax earnings were somewhat reduced by losses related to the startup of financial services operations that offer financial planning services in the Company's tax offices.

BUSINESS SERVICES

Business services revenues of $83.2 million increased from $1.5 million in the prior year due to the acquisition of six regional and one national accounting firm since the second quarter of last year. The pretax loss was $2.1 million compared to $105 thousand in the prior year, which includes goodwill amortization of $5.2 million and $89 thousand, respectively. Business services was a new reportable operating segment in fiscal 1999 with only one regional accounting firm acquired as of the second quarter last year. In the second quarter of fiscal 2000, there is one national accounting firm, seven regional accounting firms and several smaller market firms included in Business services. Due to the nature of this segment's business, revenues are seasonal, while expenses are relatively fixed throughout the year. Results for the second quarter are not indicative of the expected results for the entire fiscal year.

INVESTMENT INCOME, NET

Net investment income decreased 75.1% to $2.4 million from $9.6 million last year. The decrease is due to less funds available for investment resulting from the stock repurchase program and the use of corporate cash to fund mortgage loans held for sale.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the second quarter increased 9.6% to $3.4 million from $3.1 million in the comparable period last year. The increase is a result of increased employee costs, and consulting and accounting expenses.

Interest expense on long-term debt increased from $4.4 million to $7.0 million in the current quarter. The increase is attributable to the acquisition of the non-attest assets of McGladrey & Pullen, LLP in August 1999.

        THREE MONTHS ENDED OCTOBER 31, 1999 (SECOND QUARTER) COMPARED TO
                THREE MONTHS ENDED JULY 31, 1999 (FIRST QUARTER)
                             (AMOUNTS IN THOUSANDS)


                                                        Revenues                          Earnings (loss)
                                            --------------------------------     -------------------------------
                                                 2nd Qtr           1st Qtr           2nd Qtr           1st Qtr
                                                 -------           -------           -------           -------

U.S. tax operations                         $        19,723   $       13,075     $      (83,663)   $     (71,070)

International tax operations                         14,713            4,068             (1,644)          (6,521)

Financial services                                   91,503           79,454             20,931           18,826

Business services                                    83,167           24,172             (2,134)            (185)

Unallocated corporate                                   840              791             (3,431)          (3,352)

Interest expense on long-term debt                        -                -             (7,042)          (4,438)
                                            ---------------   --------------     --------------    -------------

                                            $       209,946   $      121,560            (76,983)         (66,740)
                                            ===============   ==============

Investment income, net                                                                    2,402            2,651

Intercompany interest                                                                     2,424            4,292
                                                                                 --------------    -------------

                                                                                        (72,157)         (59,797)

Income tax benefit                                                                      (27,420)         (22,723)
                                                                                 --------------    -------------

Net loss from continuing operations                                                     (44,737)         (37,074)

Net loss from discontinued operations                                                         -                -
                                                                                 --------------    -------------

Net loss                                                                         $      (44,737)   $     (37,074)
                                                                                 ==============    =============


Consolidated revenues for the three months ended October 31, 1999 increased 72.7% to $209.9 million from $121.6 million reported in the first quarter of fiscal 2000. The increase is due primarily to revenues from Business services, with additional increases in Financial services and International tax operations.

The consolidated pretax loss from continuing operations for the second quarter of fiscal 2000 increased to $72.2 million from $59.8 million in the first quarter of this year. The increase is attributable to increased losses from U.S. tax operations.

The net loss from continuing operations was $44.7 million, or $.46 per share, compared to $37.1 million, or $.38 per share, for the first quarter.

An analysis of operations by reportable operating segments follows.

U.S. TAX OPERATIONS

Revenues increased 50.8% to $19.7 million from $13.1 million in the first quarter, resulting primarily from tuition tax school fees, which contributed $5.5 million to the increase. Tuition tax school fees are seasonal.

The pretax loss increased 17.7% to $83.7 million from $71.1 million in the three months ended July 31, 1999. The increased loss is due to increased marketing and advertising and supplies and compensation and benefits expenses related to tuition tax schools.

INTERNATIONAL TAX OPERATIONS

Revenues increased 261.7% to $14.7 million compared to first quarter revenues of $4.1 million. The increase is entirely due to the onset of the tax season in Australia, which contributed $11.3 million to the increase. The increase was partially offset by a decline in tax preparation and discounted return fees in Canada due to a decrease in the number of returns prepared.

The pretax loss declined 74.8% to $1.6 million from $6.5 million in the first quarter. The improved results are attributable to the Australian tax-filing season, which contributed earnings of $4.6 million compared to a pretax loss of $1.5 million in the quarter ended July 31, 1999. The improved results were reduced by increased losses in Canada due to increased marketing and advertising expenses.

FINANCIAL SERVICES

Revenues increased 15.2% to $91.5 million from $79.5 million in the prior quarter. The increase is due to interest income earned on higher balances of mortgage loans held for sale.

Pretax earnings increased 11.2% to $20.9 million from $18.8 million in the three months ended July 31, 1999. The increase is principally due to the timing of loan sales at Companion Mortgage and improved results at the Company's broker-dealer, Birchtree Financial. These increases were partially offset by a decline in results from the Company's other mortgage entities.

BUSINESS SERVICES

Revenues increased 244.1% to $83.2 million from $24.2 million in the three months ended July 31, 1999 due almost entirely to the acquisition of the non-attest assets of McGladrey & Pullen, LLP purchased on August 2, 1999. The pretax loss increased to $2.1 million from $185 thousand in the first quarter due to increased compensation and benefits expense and the amortization of goodwill which are primarily due to the acquisition of the non-attest assets of McGladrey & Pullen, LLP.

INVESTMENT INCOME, NET

Net investment income decreased 9.4% to $2.4 million from $2.7 million in the first quarter of fiscal 2000. The decrease resulted from fewer funds available for investment.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the second quarter increased 2.4% to $3.4 million. The increase is due to lower earnings reported by the Company's captive insurance subsidiary.

Interest expense on long-term debt increased from $4.4 million to $7.0 million in the current quarter. The increase is attributable to the acquisition of the non-attest assets of McGladrey & Pullen, LLP in August 1999.

                  SIX MONTHS ENDED OCTOBER 31, 1999 COMPARED TO
                        SIX MONTHS ENDED OCTOBER 31, 1998
                             (AMOUNTS IN THOUSANDS)


                                                        Revenues                          Earnings (loss)
                                            --------------------------------     -------------------------------
                                                  1999              1998              1999              1998
                                                  ----              ----              ----              ----

U.S. tax operations                         $        32,798   $       30,579     $     (154,733)   $    (119,132)

International tax operations                         18,781           15,254             (8,165)          (8,234)

Financial services                                  170,957          105,655             39,757           23,854

Business services                                   107,339            2,864             (2,319)            (219)

Unallocated corporate                                 1,631            1,834             (6,783)          (5,758)

Interest expense on long-term debt                        -                -             (11,480)         (8,881)
                                            ---------------   --------------     ---------------   -------------

                                            $       331,506   $      156,186           (143,723)        (118,370)
                                            ===============   ==============

Investment income, net                                                                    5,053           23,536

Intercompany interest                                                                     6,716            1,810
                                                                                 --------------    -------------

                                                                                       (131,954)         (93,024)

Income tax benefit                                                                      (50,143)         (35,329)
                                                                                 --------------    -------------

Net loss from continuing operations                                                     (81,811)         (57,695)

Net loss from discontinued operations                                                         -           (1,217)
                                                                                 --------------    -------------

Net loss                                                                         $      (81,811)   $     (58,912)
                                                                                 ==============    =============


Consolidated revenues for the six months ended October 31, 1999 increased 112.3% to $331.5 million from $156.2 million reported last year. The increase is primarily due to revenues from Business and Financial services contributing increases of $104.5 million and $65.3 million, respectively.

The consolidated pretax loss from continuing operations for the first six months of fiscal 2000 increased to $132.0 million from $93.0 million last year. The increase is attributable to increased losses from U.S. tax operations and lower investment income. The increased loss was partially offset by increased earnings from Financial services.

The net loss from continuing operations was $81.8 million, or $.84 per share, compared to $57.7 million, or $.57 per share, for the same period last year.

An analysis of operations by reportable operating segments follows.

U.S. TAX OPERATIONS

Revenues increased 7.3% to $32.8 million from $30.6 million last year, resulting primarily from higher tax preparation fees, which is attributable to increases in pricing.

The pretax loss increased 29.9% to $154.7 million from $119.1 million in the comparable period last year due to normal operational increases in compensation, rent and other facility-related expenses and consulting expenses. In addition to the normal increases, the higher compensation is related to a change in the field manager compensation structure that shifts their compensation to salary incurred throughout the year from incentive bonuses incurred during the fourth quarter. Contributing to the increases in rent and other facility-related expenses is an increase in the amount of tax office space maintained under lease during this year's off-season. Due to the nature of this segment's business, the six-month operating results are not indicative of expected results for the entire fiscal year.

INTERNATIONAL TAX OPERATIONS

Revenues increased 23.1% to $18.8 million compared to $15.3 million the prior year. The increase is primarily attributable to Australian operations. The increase in Australian revenues is due to higher tax preparation fees which is the result of a 7.7% increase in the number of tax returns prepared over the same period last year. Also contributing to the increase in revenues were higher tax preparation fees in Canada and the United Kingdom.

The pretax loss decreased .8% to $8.2 million compared to last year. The decrease is due to improved results in Australia and the United Kingdom that was almost entirely offset by normal operational increased losses from Canadian operations. Due to the nature of this segment's business, the six-month operating results are not indicative of expected results for the entire fiscal year.

FINANCIAL SERVICES

Revenues increased 61.8% to $171.0 million from $105.7 million in the same period last year. The increase is essentially attributable to Option One, which contributed revenues of $139.9 million for the six months ended October 31, 1999 compared to $87.9 million for the same period last year. Option One and Assurance Mortgage originated and sold or securitized $2.8 billion in loans during the first six months of fiscal 2000, compared to $1.6 billion originated and $1.2 billion sold in the same period last year. Assurance Mortgage and the Company's broker-dealer, Birchtree Financial, both new this year, contributed to the improved revenues.

Pretax earnings increased 66.7% to $39.8 million from $23.9 million in the prior year. The increase is primarily due to Option One, which contributed earnings of $42.6 million compared to earnings of $24.2 million last year. Earnings were reduced by losses from the Company's startup of its financial services operations and its broker-dealer, Birchtree Financial.

BUSINESS SERVICES

Business services contributed revenues of $107.3 million compared to $2.9 million for the six months ended October 31, 1998. The pretax loss was $2.3 million compared to $219 thousand for the same period last year, which includes goodwill amortization of $7.0 million and $161 thousand, respectively. Business services was a new reportable operating segment in fiscal 1999 with only one regional accounting firm acquired during the six month period last year. However, in the six months results of fiscal 2000, there is one national accounting firm, seven regional accounting firms and several smaller market firms included in Business services. Due to the nature of this segment's business, revenues are seasonal, while expenses are relatively fixed throughout the year. Results for the six months are not indicative of the expected results for the entire fiscal year.

INVESTMENT INCOME, NET

Net investment income decreased 78.5% to $5.1 million from $23.5 million last year. The decrease is due to fewer funds available for investment resulting from the stock repurchase program and the use of corporate cash to fund mortgage loans held for sale.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the six months increased 17.8% to $6.8 million from $5.8 million in the comparable period last year. The increase is a result of higher employee costs and accounting and consulting expenses.

Interest expense on long-term debt increased to $11.5 million from $8.9 million in the six months ended October 31, 1998. The increase is attributable to the acquisition of the non-attest assets of McGladrey & Pullen, LLP in August 1999.


OTHER ISSUES

YEAR 2000 READINESS DISCLOSURE

The Company has established a program to identify, prioritize, evaluate and mitigate potential Year 2000 related issues. The Company has identified nine mission critical business functions (e.g. U.S. tax preparation services, wholesale loan services, etc.) and 28 non-mission critical business functions (e.g. Kiplinger TaxCut(R) software, Australian tax operations, etc.). Within each of the business functions, key information technology (IT) and non-IT systems have been inventoried and assessed for compliance and detailed plans are in place for required system modifications or replacements. Currently remediation projects are at different phases of completion. One hundred and thirty-eight remediation projects, including both IT and non-IT systems, were identified within the nine mission critical business functions. Of these projects, 130 are complete and successfully tested, two are in the testing phase and six are still in progress. All projects are scheduled to be completed by December 31, 1999.

Certain applications relating to Canadian operations are still in progress and will be tested in December 1999. Contingency plans are in place with respect to these applications. These applications are not material to the overall operations of the Company but were identified within the nine mission critical business functions. Failure of some or all of these systems would not materially affect the Company's results of operations and financial position.

The Company has initiated communications and surveyed state, Federal and foreign governments and suppliers with which it interacts to determine their plans for addressing Year 2000 issues. The Company is relying on their responses to determine if key third parties will be Year 2000 compliant. One of the Company's key third parties is the Internal Revenue Service (IRS). The Company has successfully conducted Year 2000 testing with the IRS, which consisted of confirmation of receipt of electronically filed Year 2000 returns and verbal communication from the IRS that they had completed Year 2000 testing on their systems that would process the returns. The Company continues to communicate frequently with the IRS regarding its Year 2000 readiness. The Company has also completed a survey and inventory of its tax franchisees. Some readiness issues were identified in this process and the Company has consulted with its franchisees on their remediation programs to help mitigate their risk. The Company has obtained assurances from substantially all of its franchisees of Year 2000 readiness. The Company will continue to monitor its third party relationships for Year 2000 issues.

Costs associated with the Year 2000 issue are being expensed as incurred. Total costs are currently estimated at $3.9 million, with approximately $3.6 million incurred through October 31, 1999. The remaining costs to complete represent the cost of on-going monitoring of the Company's continued readiness through the end of the fiscal year. The costs associated with the replacement of computer systems, hardware or equipment (currently estimated to be $15.2 million in total, with $14.9 million incurred to date), substantially all of which would be capitalized, are not included in the above estimates. All costs related to the Year 2000 issue are being funded through internally-generated funds.

The Company's most likely, worst case potential risk is that the IRS will not be Year 2000 compliant and the Company would not be able to process electronic filings or refund anticipation loans. The Company believes that its competitors will face the same risks.

The Company has identified and developed contingency plans for Year 2000 related interruptions in the event that internal and/or external remediation projects are not completed on a timely basis or that they fail to meet anticipated needs. The Company has focused its contingency plans on accounting functions, communications, distribution channels, facilities, insurance, suppliers, treasury functions and tax operations (which includes franchises, Federal and state governments, IRS and electronic filing). In addition, disaster recovery plans and business resumption plans have been reviewed and modified for information technology functions. While the Company does not anticipate problems in any of these areas, the Company believes a comprehensive plan includes preparation for continuity of its mission critical processes. The contingency plans have been completed and will continue to be monitored with on-going modifications being made as issues requiring change, if any, are identified.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     CompuServe Corporation (CompuServe), certain current and former officers and directors of CompuServe and the registrant are named defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio since 1996. All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit also alleges certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits is unspecified, but includes pleas for rescission and damages. One Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits were consolidated, the defendants filed a motion to dismiss the consolidated suits, the district court stayed all proceedings pending the outcome of the state court suits, and the United States Court of Appeals for the Sixth Circuit affirmed such stay. The four state court lawsuits allege violations of various state statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. The state lawsuits were consolidated for discovery purposes and defendants filed a motion for summary judgment covering all four state lawsuits. As a part of the sale of its interest in CompuServe, the Company has agreed to indemnify WorldCom, Inc. and CompuServe against 80.1% of any losses and expenses incurred by them with respect to these lawsuits. The defendants are vigorously defending these lawsuits. In the opinion of management, the ultimate resolution of these suits will not have a material adverse impact on the Company's consolidated financial position or results of operations. The lawsuits discussed herein were previously reported in the first quarter 2000 Form 10-Q filed by the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The registrant's Amended and Restated Bylaws, as previously amended ("Bylaws"), were further amended on August 30, 1999, to (a) provide that the chief executive officer of the registrant may call special meetings of the shareholders of the registrant; (b) provide that the chief executive officer of the registrant may preside at meetings of the shareholders in the absence of the chairman of the board; (c) provide that the chief executive officer of the registrant may call special meetings of the board of directors; (d) add the chief executive officer as an officer that may be elected by the board of directors, if it so desires; (e) designate the chief executive officer as an executive officer of the registrant; (f) provide that the salary and compensation of the chief executive officer must be fixed by the board of directors; (g) provide that the board of directors may delegate to the chief executive officer of the registrant the power to fix the salaries and compensation of the elected officers of the registrant other than the salaries and compensation of the chairman of the board, the vice chairman of the board, the chief executive officer and the president; (h) provide that the chief executive officer of the registrant may fix, increase or decrease the salaries and compensation of appointed officers (other than those elected by the board), agents and employees of the registrant until action is taken with respect thereto by the board of directors; (i) provide that the board of directors of the registrant may delegate to the chief executive officer of the registrant authority to hire, discharge, and fix and modify the duties, salary or other compensation of employees of the registrant under his or her jurisdiction, and the power to obtain and retain for the registrant the services of attorneys, accountants and other experts; (j) provide that the board of directors may elect a chief executive officer of the registrant that is not the chairman of the board or the president of the registrant; (k) provide that the chief executive officer shall be vested with such powers, duties, and authority as the board of directors of the registrant may from time to time determine and as may be set forth in the Bylaws; (l) provide that the chief executive officer or the president of the registrant shall preside at all meetings of the board of directors in the absence of the chairman of the board; (m) provide that the chief executive officer may execute all bonds, notes, debentures, mortgages, and other contracts requiring a seal under the seal of the registrant, and may cause the seal to be affixed thereto, and all other instruments for and in the name of the registrant (unless required to be executed by the president and the chief executive officer is not also the president); (n) provide that the chief executive officer, when authorized so to do by the board of directors of the registrant, may execute powers of attorney from, for, and in the name of the corporation;
     (o) provide that the chief executive officer of the registrant, except as may be otherwise directed by the board of directors, is among the officers of the registrant, one of whom shall attend meetings of shareholders of other corporations to represent the registrant and to vote or take action with respect to shares of any such corporation owned by the registrant; and
     (p) delete the provision stating that the chief executive officer of the registrant shall, unless otherwise provided by the board of directors, be an ex officio member of all standing board committees.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the registrant was held on September 8, 1999. At such meeting, three Class I directors were elected to serve three-year terms. In addition, the resolutions set forth below were submitted to a vote of shareholders. With respect to the election of directors and the adoption of each resolution, the number of votes cast for, against or withheld, and the number of abstentions and broker non-votes were as follows:

          Election of Class I Directors

             Nominee                 Votes FOR              Votes WITHHELD
          ------------------         ----------              --------------
          Henry W. Bloch             85,370,352                  533,697
          Robert E. Davis            85,371,477                  533,572
          Frank L. Salizzoni         85,366,325                  537,724

          Adoption of the 1999 Stock Option Plan for Seasonal Employees:

          The following resolution was adopted by a vote of 70,777,193 shares in favor of such resolution, 3,539,650 shares against such resolution, and 1,653,724 shares abstaining. There were 9,933,482 broker non-votes. The resolution states:

                  "RESOLVED, That this Company's 1999 Stock Option Plan for Seasonal Employees, included as Appendix A to the proxy statement relating to this meeting, is hereby adopted and approved."

          Amendment to the 1993 Long-Term Executive Compensation Plan:

          The following resolution was adopted by a vote of 52,508,576 shares in favor of such resolution, 22,636,308 shares against such resolution, and 825,683 shares abstaining. There were 9,933,482 broker non-votes. The resolution states:

                  "RESOLVED, That this Company's 1993 Long-Term Executive Compensation Plan, as previously amended, be further amended by deleting the number 7,000,000 in Section 6 and replacing it with the number 13,000,000, such that, following the amendment, the total number of shares of Common Stock issuable under such Plan may not exceed 13,000,000 shares, subject to adjustments as provided in the Plan."

          Appointment of Auditors

          The following resolution was adopted by a vote of 83,871,836 shares in favor of such resolution, 1,640,060 shares against such resolution and 392,153 shares abstaining:

                  "RESOLVED, That the appointment of PricewaterhouseCoopers LLP as the independent auditors for H&R Block, Inc., and its subsidiaries for the year ending April 30, 2000, is hereby ratified, approved and confirmed."

At the close of business on July 9, 1999, the record date for the annual meeting of shareholders, there were 97,706,037 shares of Common Stock of the registrant outstanding and entitled to vote at the meeting. There were 85,904,049 shares represented at the annual meeting of shareholders held on September 8, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)       Exhibits

         3.1 Amended and Restated Bylaws of the registrant, as amended August 30, 1999.

         10.1 Stock Purchase Agreement dated August 31, 1999, among Block Financial Corporation, H&R Block, Inc., Olde Financial Corporation, Financial Marketing Services, Inc. and the Shareholders of Olde Financial Corporation and Financial Marketing Services, Inc., filed as Exhibit 10.1 to the Form 8-K, Current Report, dated August 31, 1999, is incorporated herein by reference.

         10.2 The H&R Block, Inc. 1993 Long-Term Executive Compensation Plan, as amended through September 8, 1999.

         10.3 The H&R Block 1999 Stock Option Plan for Seasonal Employees, as amended September 8, 1999.

         10.4 Amendment No. 2 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated.

         10.5 Amendment No. 3 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated.

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

         A Form 8-K, Current Report, dated August 31, 1999, was filed on September 10, 1999 by the registrant reporting as an "Item 5" the registrant's entry into a Stock Purchase Agreement with Olde Financial Corporation and Financial Marketing Services, Inc. pursuant to which Block Financial Corporation would acquire all of the outstanding common stock of Olde Financial Corporation and Financial Marketing Services. The Agreement and the press release relating to the proposed transaction were included as exhibits to the Form 8-K. No financial statements were filed as a part of the Form 8-K.

         A Form 8-K, Current Report, dated December 14, 1999, was filed by the registrant reporting as an "Item 2" the acquisition of Olde Financial Corporation on December 1, 1999. The registrant reported under "Item 7" that the financial statements of Olde Financial Corporation and the registrant's pro forma financial statements would be filed as soon as practicable, but no more than 60 days after that Current Report.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               H&R BLOCK, INC.
                                      ------------------------------------
                                                  (Registrant)


DATE   12/15/99                    BY           /s/ Ozzie Wenich
     -----------                      ------------------------------------
                                                  Ozzie Wenich
                                            Senior Vice President and
                                             Chief Financial Officer


DATE   12/15/99                    BY        /s/ Cheryl L. Givens
     -----------                      ------------------------------------
                                               Cheryl L. Givens
                                    Vice President and Corporate Controller