Form 10-Q
period 2000-01-31
H&R BLOCK INC
filed 2000-03-16
CIK 12659

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO
                                      ---------------   -------------------


                          COMMISSION FILE NUMBER 1-6089

                                 H&R BLOCK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              MISSOURI                                       44-0607856
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

Yes   x    No
   -------   -------

The number of shares outstanding of the registrant's Common Stock, without par value, at March 1, 2000 was 98,382,049 shares.

                               TABLE OF CONTENTS




                                                                                                              Page
                                                                                                              ----
PART I          Financial Information

                Consolidated Balance Sheets
                   January 31, 2000 and April 30, 1999 ....................................................    1

                Consolidated Statements of Operations
                   Three Months Ended January 31, 2000 and 1999 ...........................................    2
                   Nine Months Ended January 31, 2000 and 1999 ............................................    3

                Consolidated Statements of Cash Flows
                   Nine Months Ended January 31, 2000 and 1999 ............................................    4

                Notes to Consolidated Financial Statements ................................................    5

                Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................................................   11

                Quantitative and Qualitative Disclosures about Market Risk.................................   22

PART II         Other Information..........................................................................   23

SIGNATURES.................................................................................................   25

                                   H&R BLOCK, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS


                                                                                         JANUARY 31,     APRIL 30,
                                                                                            2000           1999
                                                                                            ----           ----
                              ASSETS                                                     (UNAUDITED)     (AUDITED)


CURRENT ASSETS
    Cash and cash equivalents                                                           $   248,490    $   193,240
    Marketable securities                                                                    33,074         56,881
    Receivables from customers, brokers, dealers and clearing
       organizations, less allowance for doubtful accounts of $744                        2,385,785             -
    Receivables, less allowance for doubtful accounts of $37,474
       and $61,872                                                                        1,248,065        743,301
    Prepaid expenses and other current assets                                               163,121         94,000
                                                                                        -----------    -----------
       TOTAL CURRENT ASSETS                                                               4,078,535      1,087,422

INVESTMENTS AND OTHER ASSETS
    Investments in marketable securities                                                    294,792        170,528
    Excess of cost over fair value of net tangible assets acquired,
       net of accumulated amortization                                                    1,149,546        405,534
    Other                                                                                   178,903        132,470
                                                                                        -----------    -----------
                                                                                          1,623,241        708,532
PROPERTY AND EQUIPMENT, at cost less accumulated
    depreciation and amortization                                                           219,594        114,222
                                                                                        -----------    -----------
                                                                                        $ 5,921,370    $ 1,910,176
                                                                                        ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                       $ 2,094,939    $    71,939
    Accounts payable to customers, brokers and dealers                                    2,106,142             -
    Accounts payable, accrued expenses and deposits                                         182,842        168,641
    Accrued salaries, wages and payroll taxes                                                80,558        161,590
    Accrued taxes on earnings                                                                 6,784        151,659
    Current portion of long-term debt                                                        60,207             -
                                                                                        -----------    -----------
       TOTAL CURRENT LIABILITIES                                                          4,531,472        553,829

LONG-TERM DEBT                                                                              356,283        249,725

OTHER NONCURRENT LIABILITIES                                                                108,342         44,635

STOCKHOLDERS' EQUITY
    Common stock, no par, stated value $.01 per share                                         1,089          1,089
    Additional paid-in capital                                                              417,311        420,658
    Retained earnings                                                                       963,212      1,130,909
    Accumulated other comprehensive income (loss)                                           (17,229)       (23,400)
                                                                                        -----------    -----------
                                                                                          1,364,383      1,529,256
    Less cost of 10,600,900 and 11,343,608 shares of common stock
       in treasury                                                                          439,110        467,269
                                                                                        -----------    -----------
                                                                                            925,273      1,061,987
                                                                                        -----------    -----------
                                                                                        $ 5,921,370    $ 1,910,176
                                                                                        ===========    ===========

                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                   THREE MONTHS ENDED
                                                                                   ------------------
                                                                                       JANUARY 31,
                                                                                       -----------
                                                                                2000               1999
                                                                                ----               ----
REVENUES
     Service revenues                                                     $     406,564        $     213,156
     Product revenues                                                            81,941               60,110
     Royalties                                                                   16,124               12,961
     Other                                                                        7,878                5,255
                                                                          -------------        -------------
                                                                                512,507              291,482
                                                                          -------------        -------------
OPERATING EXPENSES
     Employee compensation and benefits                                         230,943              124,718
     Occupancy and equipment                                                     63,842               42,950
     Interest                                                                    48,826               23,689
     Depreciation and amortization                                               36,539               18,105
     Marketing and advertising                                                   39,221               17,824
     Supplies, freight and postage                                               26,755               22,616
     Other                                                                       80,085               49,930
                                                                          -------------        -------------
                                                                                526,211              299,832
                                                                          -------------        -------------

Operating loss                                                                  (13,704)              (8,350)

OTHER INCOME
     Investment income, net                                                          72                4,641
     Other, net                                                                     109                 (879)
                                                                          -------------        -------------
                                                                                    181                3,762

Loss from continuing operations before income tax benefit                       (13,523)              (4,588)

Income tax benefit                                                               (6,448)              (1,743)
                                                                          -------------        -------------

Net loss from continuing operations                                              (7,075)              (2,845)

Net loss from discontinued operations (less applicable
     income tax benefit of ($175))                                                  -                   (273)
Net loss on sale of discontinued operations (less
     applicable income tax benefit of ($12,773))                                    -                (19,978)
                                                                          -------------        -------------

Net loss                                                                  $      (7,075)       $     (23,096)
                                                                          =============        =============

Weighted average number of common shares outstanding                             98,358               97,481
                                                                          =============        =============

Basic and diluted net loss per share from continuing operations           $        (.07)       $        (.03)
                                                                          =============        =============

Basic and diluted net loss per share                                      $        (.07)       $        (.24)
                                                                          =============        =============

Dividends per share                                                       $        .275        $         .25
                                                                          =============        =============

                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                  NINE MONTHS ENDED
                                                                                  -----------------
                                                                                      JANUARY 31,
                                                                                      -----------
                                                                                2000               1999
                                                                                ----               ----
REVENUES
     Service revenues                                                     $     632,766        $     308,466
     Product revenues                                                           176,182              111,906
     Royalties                                                                   20,264               17,023
     Other                                                                       14,801               10,273
                                                                          -------------        -------------
                                                                                844,013              447,668
                                                                          -------------        -------------
OPERATING EXPENSES
     Employee compensation and benefits                                         424,601              216,711
     Occupancy and equipment                                                    152,036              108,229
     Interest                                                                    83,644               53,889
     Depreciation and amortization                                               79,270               44,800
     Marketing and advertising                                                   59,076               30,088
     Supplies, freight and postage                                               39,646               31,230
     Other                                                                      156,701               87,631
                                                                          -------------        -------------
                                                                                994,974              572,578
                                                                          -------------        -------------

Operating loss                                                                 (150,961)            (124,910)

OTHER INCOME
     Investment income, net                                                       5,125               28,177
     Other, net                                                                     359                 (879)
                                                                          -------------        -------------
                                                                                  5,484               27,298

Loss from continuing operations before income tax benefit                      (145,477)             (97,612)

Income tax benefit                                                              (56,591)             (37,072)
                                                                          -------------        -------------

Net loss from continuing operations                                             (88,886)             (60,540)

Net loss from discontinued operations (less applicable
     income tax benefit of ($953))                                                 -                  (1,490)
Net loss on sale of discontinued operations (less
     applicable income tax benefit of ($12,773))                                   -                 (19,978)
                                                                          -------------        -------------

Net loss                                                                  $     (88,886)       $     (82,008)
                                                                          =============        =============

Weighted average number of common shares outstanding                             97,962              100,526
                                                                          =============        =============

Basic and diluted net loss per share from continuing operations           $        (.91)       $        (.60)
                                                                          =============        =============

Basic and diluted net loss per share                                      $        (.91)       $        (.82)
                                                                          =============        =============

Dividends per share                                                       $         .80        $         .70
                                                                          =============        =============

                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         UNAUDITED, AMOUNTS IN THOUSANDS


                                                                                         NINE MONTHS ENDED
                                                                                         -----------------
                                                                                            JANUARY 31,
                                                                                            -----------
                                                                                      2000              1999
                                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $      (88,886)   $      (82,008)
    Adjustments to reconcile net loss to net cash
          used in operating activities:
       Depreciation and amortization                                                    79,270            44,800
       Accretion of acquisition liabilities                                              7,266              -
       Net loss on sale of discontinued operations                                        -               19,978
       Other noncurrent liabilities                                                      5,279             3,613
       Changes in:
          Receivables from customers, brokers, dealers and
             clearing organizations                                                   (423,288)             -
          Receivables                                                                 (493,884)         (217,181)
          Prepaid expenses and other current assets                                    (54,171)          (45,195)
          Accounts payable to customers, brokers and dealers                           403,954              -
          Accounts payable, accrued expenses and deposits                              (56,815)           14,341
          Accrued salaries, wages and payroll taxes                                    (81,032)          (42,816)
          Accrued taxes on earnings                                                   (144,933)         (386,235)
                                                                                --------------    --------------
    NET CASH USED IN OPERATING ACTIVITIES                                             (847,240)         (690,703)
                                                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                                  (5,009)         (227,381)
    Maturities of marketable securities                                                 33,003           709,106
    Purchases of property and equipment                                                (68,855)          (49,301)
    Payments made for business acquisitions, net of cash acquired                     (986,556)          (90,618)
    Other, net                                                                         (18,094)          (23,738)
                                                                                --------------    --------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             (1,045,511)          318,068
                                                                                --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of notes payable                                                    (31,187,422)       (7,301,430)
    Proceeds from issuance of notes payable                                         33,210,422         7,459,389
    Dividends paid                                                                     (78,811)          (70,700)
    Payments to acquire treasury shares                                                (32,366)         (490,868)
    Proceeds from stock options exercised                                               36,178            63,728
                                                                                --------------    --------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              1,948,001          (339,881)
                                                                                --------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    55,250          (712,516)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                   193,240           900,856
                                                                                --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                  $      248,490    $      188,340
                                                                                ==============    ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Income taxes paid                                                           $       87,168    $      360,959
    Interest paid                                                                       79,672            59,392

                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Unaudited, dollars in thousands, except share data


1. The Consolidated Balance Sheet as of January 31, 2000, the Consolidated Statements of Operations for the three and nine months ended January 31, 2000 and 1999, and the Consolidated Statements of Cash Flows for the nine months ended January 31, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2000 and for all periods presented have been made.

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

2. On December 1, 1999, the Company, through a subsidiary, Block Financial Corporation, completed the purchase of all of the issued and outstanding shares of capital stock of Olde Financial Corporation and Financial Marketing Services, Inc. (collectively, Olde) for $850,000 in cash plus an estimated tangible book value payment of $37,100. An additional cash payment of $11,372 was made in the fourth quarter based on the aggregate consolidated net book value at the acquisition date, after a final independent audit of the balance sheet. The purchase agreement also provides for possible future consideration payable for up to five years after the acquisition based upon revenues generated from certain online brokerage services. Olde Discount Corporation, a wholly owned subsidiary of Olde Financial Corporation, based in Detroit, Michigan, offers brokerage and other financial services through its network of approximately 1,200 registered representatives located in 181 branch offices in 35 states. The transaction was accounted for as a purchase and, accordingly, Olde's results are included since the date of acquisition. The excess of cost over fair value of net tangible assets acquired at January 31, 2000 was $491,179, and will be adjusted for the additional payment made in the fourth quarter. Such is being amortized on a straight-line basis over 15 years, subject to completion of an asset valuation as of the purchase date. The acquisition was financed with short-term borrowings, and it is the intention of the Company that a portion of the acquisition will ultimately be financed with the issuance of approximately $500,000 in term debt in the fourth quarter of fiscal 2000.

     The following unaudited pro forma summary combines the consolidated results of operations of the Company and Olde as if the acquisition had occurred on May 1, 1999 and 1998, after giving effect to certain adjustments, including amortization of intangible assets, increased interest expense on the acquisition debt and the related income tax effects. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of those dates. In addition, the pro forma information is not intended to be a projection of future results.

                                                                                         Nine months ended
                                                                                         -----------------
                                                                                            January 31,
                                                                                            -----------
                                                                                     2000               1999
                                                                                     ----               ----
     Revenues                                                                   $    1,158,919    $       703,152
     Net loss                                                                         (102,969)           (84,794)
     Basic and diluted net loss per share                                       $        (1.05)   $          (.84)

3.   On August 2, 1999, the Company, through a subsidiary, RSM McGladrey, Inc.
     (RSM), completed the purchase of substantially all of the non-attest assets of McGladrey & Pullen, LLP (McGladrey). McGladrey was the nation's seventh largest accounting and consulting firm with more than 70 offices located primarily in the Eastern, Midwestern, Northern and Southwestern United States. The purchase price was $240,000 in cash payments over the next four years and the assumption of certain pension liabilities with a present value of $52,728. The purchase agreement also provides for possible future contingent consideration based on a calculation of earnings in year two, three and four after the acquisition and will be treated as purchase price when paid. In addition, the Company made cash payments of $65,453 for outstanding accounts receivable and work-in-process that have been repaid to the Company as RSM collected these amounts in the ordinary course of business. The acquisition was accounted for as a purchase, and accordingly, RSM's results are included since the date of acquisition. The present value of the additional cash payments due over the next four years of $148,803 was treated as a noncash investing activity in the Consolidated Statement of Cash Flows for the nine months ended January 31, 2000. The excess of cost over the fair value of net tangible assets acquired was $240,535 and is being amortized on a straight-line basis over periods of up to 25 years.

4.   Receivables consist of the following:

                                                                                    January 31,        April 30,
                                                                                    -----------        ---------
                                                                                       2000               1999
                                                                                       ----               ----
                                                                                   (Unaudited)          (Audited)

     Mortgage loans held for sale                                               $      621,578    $       636,687
     Participation in refund anticipation loans                                        356,659             51,074
     Business services accounts receivable and work-in-process                         122,397             33,015
     Other                                                                             184,905             84,397
                                                                                --------------    ---------------
                                                                                     1,285,539            805,173
     Allowance for doubtful accounts                                                    37,474             61,872
                                                                                --------------    ---------------
                                                                                $    1,248,065    $       743,301
                                                                                ==============    ===============

5. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

6. Basic and diluted net loss per share is computed using the weighted average number of shares outstanding during each period. Diluted net loss per share excludes the impact of common stock options outstanding of 8,464,234 shares and the conversion of 608 shares of preferred stock to common stock, as they are antidilutive. The weighted average shares outstanding for the nine months ended decreased to 97,962,000 from 100,526,000 last year, due to the purchase of treasury shares by the Company during fiscal 1999 and 2000. This decrease was partially offset by stock option exercises and the issuance of stock for acquisitions.

7. During the nine months ended January 31, 2000 and 1999, the Company issued 953,865 and 1,996,012 shares, respectively, pursuant to provisions for exercise of stock options under its stock option plans. In addition, the Company issued 475,443 shares of its common stock for an acquisition in the second quarter of fiscal 2000. The issuance of common stock for the acquisition was treated as a noncash investing activity in the Consolidated Statement of Cash Flows for the nine months ended January 31, 2000. During the nine months ended January 31, 2000, the Company acquired 721,800 shares of its common stock at an aggregate cost of $32,366. During the nine months ended January 31, 1999, the Company acquired 11,792,500 shares of its common stock at an aggregate cost of $490,868.

8. CompuServe Corporation (CompuServe), certain current and former officers and directors of CompuServe and the registrant are named defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio since 1996. All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit also alleges certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits is unspecified, but includes pleas for rescission and damages. One Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits were consolidated, the defendants filed a motion to dismiss the consolidated suits, the district court stayed all proceedings pending the outcome of the state court suits, and the United States Court of Appeals for the Sixth Circuit affirmed such stay. The four state court lawsuits allege violations of various state statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. The state lawsuits were consolidated for discovery purposes and defendants filed a motion for summary judgment covering all four state lawsuits. As a part of the sale of its interest in CompuServe, the Company agreed to indemnify WorldCom, Inc. and CompuServe against 80.1% of any losses and expenses incurred by them with respect to these lawsuits. The defendants are vigorously defending these lawsuits. In the opinion of management, the ultimate resolution of these suits will not have a material adverse impact on the Company's consolidated financial position or results of operations.

9. Summarized financial information for Block Financial Corporation, an indirect, wholly owned subsidiary of the Company, is presented below.

                                                                                   January 31,          April 30,
                                                                                   -----------          ---------
                                                                                      2000                1999
                                                                                      ----                ----
                                                                                   (Unaudited)          (Audited)

     Condensed balance sheets:
         Cash and cash equivalents                                              $      147,465    $        16,026
         Finance receivables, net                                                    3,373,268            658,882
         Other assets                                                                1,233,689            448,010
                                                                                --------------    ---------------
              Total assets                                                      $    4,754,422    $     1,122,918
                                                                                ==============    ===============

         Notes payable                                                          $    2,090,802    $        71,939
         Long-term debt                                                                249,763            249,725
         Other liabilities                                                           2,211,510            636,330
         Stockholder's equity                                                          202,347            164,924
                                                                                --------------    ---------------
              Total liabilities and stockholder's equity                        $    4,754,422    $     1,122,918
                                                                                ==============    ===============


                                                      Three months ended                 Nine months ended
                                                      ------------------                 -----------------
                                                          January 31,                       January 31,
                                                          -----------                       -----------
                                                    2000             1999             2000              1999
                                                    ----             ----             ----              ----
     Condensed statements of operations:
         Revenues                            $     220,892   $     110,472      $      394,716    $       217,699
         Earnings from continuing
             operations                             26,336          19,904              51,626             35,357
         Net earnings (loss)                        19,710          (8,026)             34,846                233

10. As part of its interest rate risk management strategy, the Company may choose to hedge its interest rate risk related to its fixed rate mortgage or debt portfolios. The effectiveness of a hedge is measured by a historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in the value of the hedged item. If correlation ceases to exist, hedge accounting is terminated and the gains or losses are recorded in revenues.

     The Company sells short FNMA mortgage-backed securities to certain broker-dealer counterparties. The position on certain or all of the fixed rate mortgages is closed, on standard Public Securities Association (PSA) settlement dates, when the Company enters into a forward commitment to sell those mortgages or decides to securitize the mortgages. Deferred gains on the FNMA securities hedging instrument amounted to $227 at January 31, 2000. There were no open FNMA hedging instruments at January 31, 2000. The contract value and market value of the forward commitment at January 31, 2000 were $130,000 and $130,171, respectively. In addition, the Company has hedged its interest rate risk related to the anticipated issuance of term debt in the fourth quarter of fiscal 2000 by utilizing treasury rate guarantees. The position on the treasury rate guarantees is closed on the anticipated bond issuance date. The contract value and the market value of these treasury rate guarantees as of January 31, 2000 were $300,000 and $297,873. These treasury rate guarantees expire on March 31, 2000.

11. The Company's comprehensive income is comprised of net loss, foreign currency translation adjustments and the change in the net unrealized gain or loss on marketable securities. The adoption of SFAS 130 had no effect on the Company's consolidated financial statements. The components of comprehensive income (loss) during the three and nine months ended January 31, 2000 and 1999 were:



                                                      Three months ended                 Nine months ended
                                                      ------------------                 -----------------
                                                         January 31,                         January 31,
                                                         -----------                         -----------
                                                   2000            1999                2000               1999
                                                   ----            ----                ----               ----

         Net loss                            $      (7,075)  $     (23,096)     $      (88,886)   $       (82,008)
         Change in net unrealized
            gain (loss) on mkt. securities          (3,390)          2,113               1,867              3,945
         Change in foreign currency
            translation adjustments                  2,474           2,458               4,304             (6,447)
                                             -------------   -------------      --------------    ---------------
         Comprehensive income (loss)         $      (7,991)  $     (18,525)     $      (82,715)   $       (84,510)
                                             =============   =============      ==============    ===============


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

13. In the second quarter of fiscal year 2000, management redefined its Mortgage operations segment to reflect the change in how the business is analyzed and evaluated. The redefined segment, Financial services, includes all of the previous mortgage activity along with the startup of the Company's new financial services operations and the acquisition of Olde. Financial services is primarily engaged in the origination, purchase, servicing, securitization and sale of nonconforming and conforming mortgage loans, as well as offering full-service investment opportunities to the general public. Mortgage origination services are offered through a network of mortgage brokers, through H&R Block Financial Centers and through H&R Block Mortgage Corporation retail offices. Financial planning and investment advice are offered through H&R Block Financial Centers and tax offices, and stock, bonds, mutual funds and other products and securities are offered through a nationwide network of registered representatives, including representatives located at H&R Block Financial Centers and tax offices.

     Information concerning the Company's operations by reportable operating segments for the three and nine months ended January 31, 2000 and 1999 is as follows:



                                                     Three months ended                 Nine months ended
                                                         January 31,                       January 31,
                                                         -----------                       -----------
                                                    2000             1999               2000              1999
                                                    ----             ----               ----              ----
       Revenues:
           U.S. tax operations                 $    237,851   $      189,083     $      270,649    $      219,662
           International tax operations               8,478            6,776             27,259            22,030
           Financial services                       182,419           79,350            353,376           185,005
           Business services                         82,806           15,341            190,165            18,205
           Unallocated corporate                        953              932              2,564             2,766
                                               ------------   --------------     --------------    --------------
                                               $    512,507   $      291,482     $      844,013    $      447,668
                                               ============   ==============     ==============    ==============

       Earnings (loss) from continuing operations:
           U.S. tax operations                 $    (29,427)  $      (18,845)    $     (184,160)   $     (137,977)
           International tax operations              (7,134)          (7,508)           (15,299)          (15,742)
           Financial services                        43,976           24,189             83,733            48,043
           Business services                          2,156               (1)              (169)             (220)
           Unallocated corporate                     (5,226)          (3,231)           (12,003)           (8,989)
           Interest exp - acquisition debt          (18,472)          (4,438)           (29,952)          (13,319)
                                               ------------   --------------     --------------    --------------
                                                    (14,127)          (9,834)          (157,850)         (128,204)
           Investment income, net                        72            4,641              5,125            28,177
           Intercompany interest                        532              605              7,248             2,415
                                               ------------   --------------     --------------    --------------
       Loss from continuing operations
          before income tax benefit            $    (13,523)  $       (4,588)    $     (145,477)   $      (97,612)
                                               ============   ==============     ==============    ==============

                                                                                    January 31,        April 30,
                                                                                    -----------        ---------
                                                                                        2000              1999
                                                                                        ----              ----
       IDENTIFIABLE ASSETS:
            U.S. tax operations                                                  $      771,895    $      268,650
            International tax operations                                                 56,937            55,684
            Financial services                                                        4,313,269         1,038,909
            Business services                                                           508,610           146,252
            Unallocated corporate                                                       270,659           400,681
                                                                                 --------------    --------------
                                                                                 $    5,921,370    $    1,910,176
                                                                                 ==============    ==============


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE INFORMATION CONTAINED IN THIS FORM 10-Q AND THE EXHIBITS HERETO MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH STATEMENTS ARE BASED UPON CURRENT INFORMATION, EXPECTATIONS, ESTIMATES AND PROJECTIONS REGARDING THE COMPANY, THE INDUSTRIES AND MARKETS IN WHICH THE COMPANY OPERATES, AND MANAGEMENT'S ASSUMPTIONS AND BELIEFS RELATING THERETO. WORDS SUCH AS "WILL," "PLAN," "EXPECT," "REMAIN," "INTEND," "ESTIMATE," "APPROXIMATE," AND VARIATIONS THEREOF AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE, ARE NOT GUARANTEES OF FUTURE PERFORMANCE, AND INVOLVE CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL OUTCOMES AND RESULTS COULD MATERIALLY DIFFER FROM WHAT IS EXPRESSED, IMPLIED OR FORECAST IN SUCH FORWARD-LOOKING STATEMENTS. SUCH DIFFERENCES COULD BE CAUSED BY A NUMBER OF FACTORS INCLUDING, BUT NOT LIMITED TO, THE UNCERTAINTY OF THE ENTRY BY THE COMPANY INTO ANY AGREEMENT REGARDING ANY SALE, JOINT VENTURE, OR OTHER STRATEGIC ACTION INVOLVING OPTION ONE MORTGAGE CORPORATION (OPTION ONE); THE UNCERTAINTY REGARDING THE COMPLETION OF ANY TRANSACTION INVOLVING OPTION ONE; THE UNCERTAINTY OF LAWS, LEGISLATION, REGULATIONS, SUPERVISION AND LICENSING BY FEDERAL, STATE AND LOCAL AUTHORITIES AND THEIR IMPACT ON ANY PROPOSED OR POSSIBLE TRANSACTION AND THE LINES OF BUSINESS IN WHICH THE COMPANY'S SUBSIDIARIES ARE INVOLVED; THE UNCERTAINTY THAT INCREASES IN THE NUMBER OF CLIENTS SERVED BY THE U.S. TAX OPERATIONS SEGMENT WILL CONTINUE AT THE RATES STATED FOR A PORTION OF THE U.S. TAX-FILING SEASON; UNFORESEEN COMPLIANCE COSTS; CHANGES IN ECONOMIC, POLITICAL OR REGULATORY ENVIRONMENTS; CHANGES IN COMPETITION AND THE EFFECTS OF SUCH CHANGES; THE INABILITY TO IMPLEMENT THE COMPANY'S STRATEGIES; CHANGES IN MANAGEMENT AND MANAGEMENT STRATEGIES; THE COMPANY'S INABILITY TO SUCCESSFULLY DESIGN, CREATE, MODIFY AND OPERATE ITS COMPUTER SYSTEMS AND NETWORKS; LITIGATION INVOLVING THE COMPANY; AND RISKS DESCRIBED FROM TIME TO TIME IN REPORTS AND REGISTRATION STATEMENTS FILED BY THE COMPANY AND ITS SUBSIDIARIES WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS SHOULD TAKE THESE FACTORS INTO ACCOUNT IN EVALUATING ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 4, respectively.

Working capital decreased to a negative $452.9 million at January 31, 2000 from $533.6 million at April 30, 1999. The working capital ratio at January 31, 2000 is 0.90 to 1, compared to 1.96 to 1 at April 30, 1999. The decrease in working capital and the working capital ratio is due to the following: (1) purchase of Olde Financial Corporation (Olde) with short-term borrowings; (2) the increase in short-term borrowings to fund mortgage loan receivables which were funded with corporate cash at April 30, 1999 and; (3) the seasonal nature of the Company's U.S. tax operations segment. Tax return preparation occurs almost entirely in the fourth quarter and has the effect of increasing certain assets and liabilities during this time.

The Company maintains a seasonal line of credit to support short-term borrowing facilities in Canada. The credit limit of this line fluctuates according to the amount of short-term borrowings outstanding during the year.

The Company incurs short-term borrowings throughout the year to fund receivables associated with its mortgage loan and other financial services programs. These short-term borrowings in the U.S. are supported by a $1.89 billion back-up credit facility through November 2000, subject to renewal. An additional credit facility of $750 million was added in November 1999, which extends through April 2000, to support commercial paper that was issued to finance the acquisition of Olde. It's the Company's intention to ultimately finance a portion of the acquisition price with the issuance of approximately $500 million in term debt in the fourth quarter of fiscal 2000.

The Company's capital expenditures, treasury share purchases and dividend payments during the first nine months were funded primarily through internally-generated funds and, to a lesser extent, short-term borrowings.

At January 31, 2000, short-term borrowings used to fund mortgage loans and other programs increased to $2.1 billion from $71.9 million at April 30, 1999 due mainly to the funding of the acquisition of Olde and mortgage loan receivables which were previously funded with corporate cash. For the nine months ended January 31, 2000 and 1999, interest expense was $83.6 million and $53.9 million, respectively. The increase in interest expense is primarily attributable to interest expense related to the purchase of Olde and the non-attest assets of McGladrey & Pullen, LLP.

In July 1996, the Company announced its intention to repurchase up to 10 million shares in the open market over a two-year period following the separation of CompuServe Corporation. At January 31, 2000, 7.7 million shares had been repurchased. The two-year period expired January 31, 2000.

RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

On July 21, 1999, the Company announced it was evaluating strategic alternatives for Option One, including a possible sale or joint venture with a business partner. There are no assurances that any transaction will take place. Option One is reported in the Financial services segment.

On August 2, 1999, the Company, through a subsidiary, RSM McGladrey, Inc. (RSM), completed the purchase of substantially all of the non-attest assets of McGladrey & Pullen, LLP (McGladrey). McGladrey was the nation's seventh largest accounting and consulting firm with more than 70 offices located primarily in the Eastern, Midwestern, Northern and Southwestern United States. The purchase price was $240.0 million in cash payments over the next four years and the assumption of certain pension liabilities with a present value of $52.7 million. In addition, the Company made cash payments of $65.5 million for outstanding accounts receivable and work-in-process balances that have been repaid to the Company as RSM collected these amounts in the ordinary course of business. The acquisition was accounted for as a purchase, and accordingly, RSM's results are included since the date of acquisition.

On December 1, 1999, the Company, through a subsidiary, Block Financial Corporation, completed the purchase of all of the issued and outstanding shares of capital stock of Olde for $850.0 million in cash plus an estimated tangible book value payment of $37.1 million. An additional cash payment of $11.4 million was made in the fourth quarter based on the aggregate consolidated net book value at the acquisition date, after a final independent audit of the balance sheet. Olde Discount Corporation, a wholly owned subsidiary of Olde Financial Corporation, based in Detroit, Michigan, offers brokerage and other financial services through its network of approximately 1,200 registered representatives located in 181 branch offices in 35 states. The transaction was accounted for as a purchase and, accordingly, Olde's results are included since the date of acquisition.

FISCAL 2000 COMPARED TO FISCAL 1999

The analysis that follows should be read in conjunction with the table below and the Consolidated Statements of Operations found on pages 2 and 3.

                 THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO
                       THREE MONTHS ENDED JANUARY 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                        Revenues                          Earnings (loss)
                                            --------------------------------     ------------------------------
                                                  2000              1999              2000              1999
                                                  ----              ----              ----              ----

U.S. tax operations                         $       237,851   $      189,083     $      (29,427)   $     (18,845)

International tax operations                          8,478            6,776             (7,134)          (7,508)

Financial services                                  182,419           79,350             43,976           24,189

Business services                                    82,806           15,341              2,156               (1)

Unallocated corporate                                   953              932             (5,226)          (3,231)

Interest expense on acquisition debt                    -                -              (18,472)          (4,438)
                                            ---------------   --------------     --------------    -------------

                                            $       512,507   $      291,482            (14,127)          (9,834)
                                            ===============   ==============

Investment income, net                                                                       72            4,641

Intercompany interest                                                                       532              605
                                                                                 --------------    -------------

                                                                                        (13,523)          (4,588)

Income tax benefit                                                                       (6,448)          (1,743)
                                                                                 --------------    -------------

Net loss from continuing operations                                                      (7,075)          (2,845)

Net loss from discontinued operations                                                       -               (273)

Net loss on sale of discontinued operations                                                 -            (19,978)
                                                                                 --------------    -------------

Net loss                                                                         $       (7,075)   $     (23,096)
                                                                                 ==============    =============



Consolidated revenues for the three months ended January 31, 2000 increased 75.8% to $512.5 million from $291.5 million reported last year. The increase is primarily due to acquisitions. Revenues from Financial services increased 129.9% over last year, due to the acquisition of Olde, and Business services increased $67.5 million over the prior year, due mainly to the acquisition of RSM.

The consolidated pretax loss from continuing operations for the third quarter of fiscal 2000 increased to $13.5 million from $4.6 million in the third quarter of last year. The increase is attributable to increased losses from U.S. tax operations. These increases were partially offset by improved results from Financial services.

The net loss from continuing operations was $7.1 million, or $.07 per share, compared to $2.8 million, or $.03 per share, for the same period last year.

An analysis of operations by reportable operating segments follows.

U.S. TAX OPERATIONS

Revenues increased 25.8% to $237.9 million from $189.1 million last year, resulting primarily from increased revenues from higher tax preparation fees that are attributable to an increase in the number of clients served and price increases. During the first month of the U.S. tax-filing season, the number of clients served in company-owned offices increased 11.0%. Improved software sales also contributed to the increase.

The pretax loss increased 56.2% to $29.4 million from $18.8 million in the third quarter of last year due to higher expenses related to increased competitive conditions for software sales and the startup of new e-commerce initiatives, as well as normal operational increases in compensation and benefits, rent and other facilities-related expenses and marketing and advertising related to tax services. An increase in the number of tax offices over the prior year also contributed to the increased expenses in tax services. These losses were partially offset by improved performance of Refund Anticipation Loans (RALs) due to lower bad debt expense, which is believed to primarily be a result of the IRS Debt Indicator Program. Due to the nature of this segment's business, the results for the first month of the tax-filing season are not necessarily indicative of expected results for the entire tax season.

INTERNATIONAL TAX OPERATIONS

Revenues increased 25.1% to $8.5 million compared to $6.8 million in the prior year's third quarter. The increase is principally attributable to higher check cashing and tax preparation fees in Canada and higher tax preparation fees in Australia.

The pretax loss decreased 5.0% to $7.1 million from $7.5 million last year. The decrease is due to lower freight and postage and facilities-related expenses in Canada. The lower facilities-related expense is attributable to a decrease in the number of tax offices to 537 compared to 574 in the prior year. Improved results from Australia and the United Kingdom also contributed to the decreased loss. Due to the nature of this segment's business, third quarter operating results are not indicative of expected results for the entire fiscal year.

FINANCIAL SERVICES

Revenues increased 129.9% to $182.4 million from $79.4 million in the same period last year. The increase is primarily attributable to the acquisition of Olde on December 1, 1999. Olde contributed revenues for the two-month period of $92.8 million. Option One, which includes H&R Block Mortgage Corporation (formally Assurance Mortgage Corporation of America), also contributed $77.2 million to revenues, an 11.8% increase over the prior year. Option One originated and sold or securitized $1.4 billion in loans during the third quarter of fiscal 2000, compared to $930.2 million originated and $1.3 billion sold or securitized in the third quarter last year.

Financial services pretax earnings of $44.0 million increased 81.8% this year compared to $24.2 million during the third quarter of fiscal 1999. The increase is mainly due to the acquisition of Olde, which contributed earnings of $25.7 million for the two-month period. Pretax earnings were reduced by losses related to the startup of financial services operations that offer financial planning services in H&R Block Financial Centers and tax offices.

BUSINESS SERVICES

Business services revenues of $82.8 million increased 439.8% from $15.3 million in the third quarter last year. The increase is primarily due to the acquisition of two regional and one national accounting firm, RSM, as well as several smaller market firms since the third quarter of fiscal 1999. Pretax earnings were $2.2 million compared to a loss of $1 thousand in the prior year, which includes goodwill amortization of $5.7 million and $1.1 million, respectively. Due to the nature of this segment's business, revenues are seasonal, while expenses are relatively fixed throughout the year. Results for the third quarter are not indicative of the expected results for the entire year.

INVESTMENT INCOME, NET

Net investment income decreased 98.4% to $72 thousand from $4.6 million last year. The decrease is due to less funds available for investment resulting from using corporate cash to fund acquisitions and mortgage loans held for sale.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the third quarter increased 61.7% to $5.2 million from $3.2 million in the comparable period last year. The increase is due to higher employee costs and consulting fees and the timing of charitable contributions. Also contributing to the increased loss from last year are lower earnings from the Company's captive insurance company.

         THREE MONTHS ENDED JANUARY 31, 2000 (THIRD QUARTER) COMPARED TO
              THREE MONTHS ENDED OCTOBER 31, 1999 (SECOND QUARTER)
                             (AMOUNTS IN THOUSANDS)

                                                        Revenues                          Earnings (loss)
                                            --------------------------------     --------------------------------
                                                 3rd Qtr           2nd Qtr           3rd Qtr           2nd Qtr
                                                 -------           -------           -------           -------
U.S. tax operations                         $       237,851   $       19,723     $      (29,427)   $     (83,663)

International tax operations                          8,478           14,713             (7,134)          (1,644)

Financial services                                  182,419           91,503             43,976           20,931

Business services                                    82,806           83,167              2,156           (2,134)

Unallocated corporate                                   953              840             (5,226)          (3,431)

Interest expense on acquisition debt                    -                -              (18,472)          (7,042)
                                            ---------------   --------------     --------------    -------------

                                            $       512,507   $      209,946            (14,127)         (76,983)
                                            ===============   ==============

Investment income, net                                                                       72            2,402

Intercompany interest                                                                       532            2,424
                                                                                 --------------    -------------

                                                                                        (13,523)         (72,157)

Income tax benefit                                                                       (6,448)         (27,420)
                                                                                 --------------    -------------

Net loss from continuing operations                                                      (7,075)         (44,737)

Net loss from discontinued operations                                                       -                -

Net loss on sale of discontinued operations                                                 -                -
                                                                                 --------------    -------------

Net loss                                                                         $       (7,075)   $     (44,737)
                                                                                 ==============    =============



Consolidated revenues for the three months ended January 31, 2000 increased 144.1% to $512.5 million from $209.9 million reported in the second quarter of fiscal 2000. The increase is primarily due to revenues from U.S. tax operations related to the beginning of the U.S. tax-filing season, as well as increased revenues from Financial services related to the acquisition of Olde on December 1, 1999.

The consolidated pretax loss from continuing operations for the third quarter of fiscal 2000 decreased to $13.5 million from $72.2 million in the second quarter of this year. The decrease is attributable to U.S. tax operations, which incurred a pretax loss of $29.4 million this quarter compared to a pretax loss of $83.7 million in the second quarter, and improved results from Financial services.

The net loss from continuing operations was $7.1 million, or $.07 per share, compared to $44.7 million, or $.46 per share, for the second quarter.

An analysis of operations by reportable operating segments follows.

U.S. TAX OPERATIONS

Revenues increased $218.2 million to $237.9 million from $19.7 million in the second quarter. The pretax loss decreased 64.8% to $29.4 million from $83.7 million in the three months ended October 31, 1999. The improved results are due to the start of the U.S. tax-filing season.

INTERNATIONAL TAX OPERATIONS

Revenues decreased 42.4% to $8.5 million compared to the second quarter revenues of $14.7 million. The pretax loss increased 333.9% to $7.1 million from $1.6 million in the second quarter. The decreased results are due to the timing of the tax-filing seasons in Australia and Canada. The Australian tax season ends in October while the Canadian tax season begins in late January.

FINANCIAL SERVICES

Revenues increased 99.4% to $182.4 million from $91.5 million in the prior quarter. Pretax earnings increased 110.1% to $44.0 million from $20.9 million in the three months ended October 31, 1999. The improved results are primarily due to the acquisition of Olde on December 1, 1999, which contributed $92.8 million in revenues and $25.7 million in pretax earnings for the two months ended January 31. The increase in pretax earnings was partially reduced by losses related to the startup of financial services operations that offer financial planning services in H&R Block Financial Centers and tax offices.

BUSINESS SERVICES

Revenues decreased .4% to $82.8 million from $83.2 million in the three months ended October 31, 1999. Pretax earnings were $2.2 million, compared to a pretax loss of $2.1 million in the prior quarter. The improved results are mainly due to the improved results of RSM resulting from increased revenues, due to the start of the tax and accounting season, as well as a decrease in personnel training costs and lower bad debt expense. Additionally the onset of the accounting firms' tax and accounting season improved the results of a majority of the other firms.

INVESTMENT INCOME, NET

Net investment income decreased 97.0% to $72 thousand from $2.4 million in the second quarter of fiscal 2000. The decrease resulted from less funds available for investment due to the use of internal cash to fund operations.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the third quarter increased 52.3% to $5.2 million from $3.4 million in the second quarter. The increase is due to higher employee costs and consulting fees and the timing of charitable contributions. Improved results at the Company's captive insurance subsidiary partially offset the increased loss.

                 NINE MONTHS ENDED JANUARY 31, 2000 COMPARED TO
                       NINE MONTHS ENDED JANUARY 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                        Revenues                          Earnings (loss)
                                            --------------------------------     ------------------------------
                                                  2000              1999              2000              1999
                                                  ----              ----              ----              ----

U.S. tax operations                         $       270,649   $      219,662     $     (184,160)   $    (137,977)

International tax operations                         27,259           22,030            (15,299)         (15,742)

Financial services                                  353,376          185,005             83,733           48,043

Business services                                   190,165           18,205               (169)            (220)

Unallocated corporate                                 2,564            2,766            (12,003)          (8,989)

Interest expense on acquisition debt                    -                -              (29,952)         (13,319)
                                            ---------------   --------------     --------------    -------------

                                            $       844,013   $      447,668           (157,850)        (128,204)
                                            ===============   ==============

Investment income, net                                                                    5,125           28,177

Intercompany interest                                                                     7,248            2,415
                                                                                 --------------    -------------

                                                                                       (145,477)         (97,612)

Income tax benefit                                                                      (56,591)         (37,072)
                                                                                 --------------    -------------

Net loss from continuing operations                                                     (88,886)         (60,540)

Net loss from discontinued operations                                                       -             (1,490)

Net loss on sale of discontinued operations                                                 -            (19,978)
                                                                                 --------------    -------------

Net loss                                                                         $      (88,886)   $     (82,008)
                                                                                 ==============    =============



Consolidated revenues for the nine months ended January 31, 2000 increased 88.5% to $844.0 million from $447.7 million reported last year. The increase is primarily due to acquisitions in the Business and Financial services segments. Revenues from Business services increased $172.0 million over last year and Financial services increased $168.4 million over the nine-month period last year. U.S tax operations also contributed to the increase.

The consolidated pretax loss from continuing operations for the first nine months of fiscal 2000 increased to $145.5 million from $97.6 million last year. The increase is attributable to higher losses from U.S. tax operations and lower investment income, which were reduced by increased earnings from Financial services, resulting from the Olde acquisition.

The net loss from continuing operations was $88.9 million, or $.91 per share, compared to $60.5 million, or $.60 per share, for the same period last year.

An analysis of operations by reportable operating segments follows.

U.S. TAX OPERATIONS

Revenues increased 23.2% to $270.6 million from $219.7 million last year, resulting primarily from higher tax preparation fees that are attributable to a 11.0% increase in clients served during the first month of the tax season and price increases. Revenues from software sales also contributed to the increase.

The pretax loss increased 33.5% to $184.2 million from $138.0 million in the comparable period last year due to normal operational increases in compensation, rent and other facility-related expenses and consulting expenses related to tax services, increased competitive conditions related to software sales and the startup of e-commerce initiatives. In addition to the normal increases, the higher compensation is related to a change in the field manager compensation structure that shifts their compensation to salary incurred throughout the year from incentive bonuses incurred during the fourth quarter. Contributing to the increases in rent and other facility-related expenses is an increase in the amount of tax office space maintained under lease during this year's off-season, as well as an additional 282 tax offices this tax season compared to last year's tax season. The increased loss was partially offset by earnings from RALs due to lower bad debt expense, which is believed to primarily be a result of the IRS Debt Indicator Program. Due to the nature of this segment's business, the nine-month operating results are not indicative of expected results for the entire fiscal year.

INTERNATIONAL TAX OPERATIONS

Revenues increased 23.7% to $27.3 million compared to $22.0 million in the prior year. The increase is due to Australia and Canada operations. The increase in Australian revenues is due to higher tax preparation fees which is the result of an 8.5% increase in the number of tax returns prepared over the same period last year. The increase in Canadian revenues is due to higher check cashing, tax preparation and discounted return fees.

The pretax loss decreased 2.8% to $15.3 million from $15.7 million last year. The decrease is due to improved results in Australia and the United Kingdom. These results were partially offset by increased losses from Canada operations. Due to the nature of this segment's business, the nine-month operating results are not indicative of expected results for the entire fiscal year.

FINANCIAL SERVICES

Revenues increased 91.0% to $353.4 million from $185.0 million in the same period last year. The increase is attributable to Olde, which was acquired on December 1, 1999, and Option One. Olde contributed revenues of $92.8 million. Option One, which includes H&R Block Mortgage Corporation (formally Assurance Mortgage Corporation of America), contributed revenues of $222.6 million for the nine months, a $64.8 million increase over the same period last year. Option One originated and sold or securitized $4.2 billion in loans during the first nine months of fiscal 2000, compared to $2.5 billion in the same period last year. The Company's other mortgage operations and Birchtree Financial, a broker-dealer, contributed to the improved revenues.

Pretax earnings increased 74.3% to $83.7 million from $48.0 million in the prior year. The increase is primarily due to Olde, acquired December 1, 1999, which contributed earnings of $25.7 million and Option One, which contributed earnings of $63.5 million compared to earnings of $46.7 million last year. Earnings were reduced by losses related to the startup of financial services operations that offer financial planning services in H&R Block Financial Centers and tax offices.

BUSINESS SERVICES

Business services contributed revenues of $190.2 million compared to $18.2 million for the nine months ended January 31, 1999. The pretax loss decreased to $169 thousand compared to $220 thousand for the same period last year, which includes goodwill amortization of $12.7 million and $1.3 million, respectively. Business services was a new reportable operating segment in fiscal 1999 with only one regional accounting firm acquired during the first six months last year and an additional four acquired in the third quarter last year. However, in the nine-month period of fiscal 2000, there are seven regional accounting firms and several smaller market firms that have been included for the full nine months and a national accounting firm, RSM, that has been included for six months. Due to the nature of this segment's business, revenues are seasonal, while expenses are relatively fixed throughout the year. Results for the nine months are not indicative of the expected results for the entire fiscal year.

INVESTMENT INCOME, NET

Net investment income decreased 81.8% to $5.1 million from $28.2 million last year. The decrease is due to less funds available for investment resulting from internal cash used to fund acquisitions and operations instead of short-term borrowings.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the nine months increased 33.5% to $12.0 million from $9.0 million in the comparable period last year. The increase is a result of increased employee costs and consulting fees and the timing of charitable contributions.

OTHER ISSUES

YEAR 2000

The Company has completed preparation for the Year 2000, and to date has successfully managed the transition without any disruption of business. The Company had estimated the cost of the Year 2000 issue to be $3.9 million and actual results through January 31, 2000 were not materially different. While the Company does not anticipate problems, the Company could still encounter unanticipated issues related to the Year 2000. The Company will continue to monitor its computer systems, services, vendor and suppliers as needed throughout 2000 to address any such issues.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

There have been no material changes in market risk from those reported at April 30, 1999.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   CompuServe Corporation (CompuServe), certain current and former officers and directors of CompuServe and the registrant are named defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio since 1996. All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit also alleges certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits is unspecified, but includes pleas for rescission and damages. One Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits were consolidated, the defendants filed a motion to dismiss the consolidated suits, the district court stayed all proceedings pending the outcome of the state court suits, and the United States Court of Appeals for the Sixth Circuit affirmed such stay. The four state court lawsuits allege violations of various state statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. The state lawsuits were consolidated for discovery purposes and defendants filed a motion for summary judgment covering all four state lawsuits. As a part of the sale of its interest in CompuServe, the Company agreed to indemnify WorldCom, Inc. and CompuServe against 80.1% of any losses and expenses incurred by them with respect to these lawsuits. The defendants are vigorously defending these lawsuits. In the opinion of management, the ultimate resolution of these suits will not have a material adverse impact on the Company's consolidated financial position or results of operations. The lawsuits discussed herein were previously reported in the first and second quarter 2000 Forms 10-Q filed by the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)     Exhibits

       10.1 Amendment No. 4 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated.

       10.2 Amendment No. 6 to the H&R Block Deferred Compensation Plan for Directors.

       10.3 Executive's Agreement dated January 20, 1998, between H&R Block Tax Services, Inc. and Thomas L. Zimmerman.

       10.4 Employment Agreement dated September 7, 1999, between HRB Management, Inc. and Jeffery W. Yabuki.

       10.5 Employment Agreement dated January 26, 2000, between HRB Management, Inc. and Frank J. Cotroneo.

       27   Financial Data Schedule

b)     Reports on Form 8-K

                  A Form 8-K, Current Report, dated December 1, 1999, was filed on December 14, 1999, by the registrant reporting under "Item 2" the acquisition of Olde Financial Corporation on December 1, 1999. The registrant reported under "Item 7" that the financial statements of Olde Financial Corporation and the registrant's pro forma financial statements would be filed as soon as practicable, but no more than 60 days after that Current Report. The press release was included as
         Exhibit 99.1 to the Form 8-K.

                  A Form 8-K/A, Current Report, dated December 1, 1999, was filed on February 14, 2000 by the registrant reporting under "Item 7" the audited financial statements of Olde Financial Corporation for the years ended December 31, 1998 and 1997, the unaudited financial statements of Olde Financial Corporation for the six months ended September 24, 1999 and September 25, 1998, and the unaudited pro forma balance sheet of the registrant as of October 31, 1999 and the statements of operations of the registrant for the year ended April 30, 1999 and the six months ended October 31, 1999. The consent of independent auditors was included as Exhibit 23.1 to the Form 8-K/A.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 H&R BLOCK, INC.
                                              ------------------------
                                                  (Registrant)



DATE    03/16/00                         BY   /s/ Mark A. Ernst
        ----------------                      ------------------------
                                                 Mark A. Ernst
                                                 President and
                                            Chief Operating Officer



DATE    03/16/00                         BY   /s/ Cheryl L. Givens
        ----------------                     ------------------------
                                                 Cheryl L. Givens
                                         Vice President and Corporate Controller