Form 10-K405
period 2000-04-30
H&R BLOCK INC
filed 2000-07-28
CIK 12659

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: APRIL 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                    to
                                       ------------------    ------------------

                         COMMISSION FILE NUMBER: 1-6089

                                 H&R BLOCK, INC.
             (Exact name of registrant as specified in its charter)

                   MISSOURI                                    44-0607856
           (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)               Identification Number)

                  4400 MAIN STREET, KANSAS CITY, MISSOURI 64111
          (Address of principal executive offices, including zip code)

                                 (816) 753-6900
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, without par value                 New York Stock Exchange
                                                 Pacific Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, WITHOUT PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on June 1, 2000, was $2,927,823,165.

Number of shares of registrant's Common Stock, without par value, outstanding on June 1, 2000: 94,620,816.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain specified portions of the registrant's annual report to security holders for the fiscal year ended April 30, 2000, are incorporated herein by reference in response to Part I, Item 1, and Part II, Items 5 through 7 and Item 8, and certain specified portions of the registrant's definitive proxy statement filed within 120 days after April 30, 2000, are incorporated herein by reference in response to Part III, Items 10 through 13, inclusive.

                                     PART I

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

         H&R Block, Inc. is a corporation that was organized in 1955 under the laws of the State of Missouri (the "Company"). It is the parent corporation in a two-tier holding company structure following a 1993 corporate restructuring. The second-tier holding company is H&R Block Group, Inc., a Delaware corporation and the direct or indirect owner of the operating subsidiaries that provide tax and financial services to the general public principally in the United States, but also in Canada, Australia, the United Kingdom and other foreign countries. Approximately 62% of the consolidated revenues of the Company in fiscal year 2000 were generated by subsidiaries involved in tax return preparation, electronic filing of income tax returns and other tax-related services. The Company's subsidiaries also offer investment services through broker-dealers, originate, purchase, service, sell and securitize mortgages, offer personal productivity software, purchase participation interests in refund anticipation loans made by a third-party lender, and offer accounting, tax and consulting services to business clients.

         Developments during fiscal year 2000 within U.S. tax operations, International tax operations, Financial services and Business services are described in the section below entitled "Description of Business."

         On August 2, 1999, the Company, through its wholly-owned, indirect subsidiary, RSM McGladrey, Inc. ("RSM"), purchased substantially all of the non-attest assets of McGladrey & Pullen, LLP ("McGladrey"), at that time the seventh largest accounting and consulting firm in the United States with more than 70 offices located primarily in the Eastern, Midwestern, Northern and Southwestern United States. The purchase price was $240 million in cash payments over four years and the assumption of certain pension liabilities with a present value at the date of acquisition of $52.7 million. The acquisition agreement also provides for contingent consideration based on earnings in years two, three and four after the acquisition. In addition, the Company made cash payments of $65.5 million for outstanding accounts receivable and work-in-process balances that have been repaid to the Company as RSM collected these amounts in the ordinary course of business.

         On December 1, 1999, the Company completed the acquisition of the outstanding capital stock of OLDE Financial Corporation ("OLDE Financial") and Financial Marketing Services, Inc. The purchase price was $850 million in cash plus net tangible book value payments of $48.5 million. The purchase agreement also provides for possible future consideration payable for up to five years after the acquisition based upon revenues generated from certain online brokerage services. The acquisition was initially funded with short-term borrowings and a portion of these borrowings were repaid upon the issuance of $500 million in Senior Notes in the fourth quarter of fiscal 2000. OLDE Financial is the parent company of OLDE Discount Corporation ("OLDE Discount"), the fourth largest discount brokerage firm in the United States at the time of the acquisition. OLDE Discount offers brokerage services and other financial services through its network of registered representatives in branch offices in 35 states and the District of Columbia.

         On March 27, 2000, the Company's Board of Directors authorized the repurchase of 12 million shares of the Company's Common Stock. The number of shares purchased will depend upon a number of factors including the price of the stock, availability of excess cash, the ability to maintain financial flexibility, securities law restrictions and other capital structure and investment considerations.

         After the conclusion of fiscal year 2000, the Company announced that Henry W. Bloch would retire as Chairman of the Board of Directors of the Company and as a director in September 2000. On June 21, 2000, the Board of Directors approved a succession plan for senior management under which Frank L. Salizzoni will succeed Henry Bloch as Chairman of the Board of Directors in September 2000 and retire as Chief Executive Officer on December 31, 2000. Mr. Salizzoni will continue in the role of Chairman of the Board of Directors following his retirement as Chief Executive Officer. The plan calls for Mark A. Ernst, currently President and Chief Operating Officer, to assume the role of President and Chief Executive Officer of the Company effective January 1, 2001.

         During the fiscal year ended April 30, 2000, the Company was not involved in any bankruptcy, receivership or similar proceedings or any material reclassifications, mergers or consolidations, and the Company did not acquire or dispose of any material amount of assets during such year otherwise than in the ordinary course of business or in connection with the OLDE and the McGladrey transactions.

         The information contained in this Form 10-K and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by Federal, state and local authorities and their impact on any proposed or possible transactions and the lines of business in which the Company's subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability of the Company's subsidiaries to successfully expand the financial planning and investment services business, the national accounting practice, the retail mortgage business, and the core tax business; the inability to implement the Company's strategies with respect to such expansion and other strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation involving the Company; the inability of the Company to purchase shares of its Common Stock pursuant to the share repurchase program and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission ("SEC"). Readers should take these factors and risks into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The information required by Item 101(b) of Regulation S-K relating to financial information about industry segments is contained in the Notes to Consolidated Financial Statements in the Company's annual report to security holders for the fiscal year ended April 30, 2000, and is hereby incorporated herein by reference.

NUMBER OF EMPLOYEES

         The Company itself has no employees. Its direct and indirect wholly owned subsidiaries, have approximately 10,000 regular full-time employees. The highest number of persons employed by the subsidiaries during the fiscal year ended April 30, 2000, including seasonal employees, was approximately 103,000.

DESCRIPTION OF BUSINESS

U.S. TAX OPERATIONS

         Generally. This reportable operating segment provides to the general public in the United States income tax return preparation services, electronic filing services and other services related to income tax return preparation, purchases participation interests in refund anticipation loans made to tax clients by a third-party lending institution, offers online tax preparation, electronic filing, mortgage products and brokerage services through the web site at www.hrblock.com, and sells to the general public tax return preparation software and other personal productivity computer software.

         Tax Services. The income tax return preparation and related services business is the original core business of the Company. These services are provided to the public in the United States through a system of offices operated by H&R Block Tax Services, Inc. and other tax operations subsidiaries, which are collectively referred to as "Tax Services," or by others to whom Tax Services has granted franchises. Tax Services and its franchisees (collectively referred to herein as "H&R Block") provide to the general public H&R Block income tax return preparation services, electronic filing services, the Peace of Mind program (described below) and other services relating to income tax return preparation. For U.S. returns, H&R Block offers a refund anticipation loan service, the Refund Rewards program (described below) and an electronic refund service in conjunction with its electronic filing service. H&R Block also markets its knowledge of how to prepare income tax returns through its income tax training schools.

         Taxpayers Served. H&R Block served approximately 16,933,000 taxpayers in the United States during fiscal year 2000, an increase from 16,542,000 taxpayers served in fiscal year 1999 and 15,835,000 taxpayers served in fiscal 1998. "Taxpayers served" includes taxpayers for whom H&R Block prepared income tax returns as well as taxpayers for whom Block provided only electronic filing services.

         Tax Return Preparation. During the 2000 income tax filing season (January 2 through April 30), H&R Block offices in the United States prepared approximately 16,276,000 individual income tax returns, compared to the preparation of 15,761,000 returns in fiscal year 1999, and 14,838,000 returns in fiscal year 1998. These returns constituted about 14% of an IRS estimate of total individual income tax returns filed as of April 30, 2000 compared to 13.7% in fiscal 1999. The following table shows the approximate number of income tax returns prepared at H&R Block offices during the last five tax filing seasons:


                            Tax Season Ended April 30
                                 (in thousands)

                                            1996       1997        1998        1999       2000
                                            ----       ----        ----        ----       ----
                  Returns Prepared          13,360     14,302      14,838      15,761     16,276

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

         H&R Block Premium. In addition to its regular offices, H&R Block offers tax return preparation services at H&R Block Premium offices in the United States. Appealing to taxpayers with more complicated returns, H&R Block Premium stresses the convenience of appointments, year-round tax service from the same preparer and private office interviews. The number of H&R Block Premium offices decreased in fiscal year 2000 to 555, compared to 617 in fiscal year 1999, and 598 in fiscal 1998. In fiscal 2000, the number of H&R Block Premium clients decreased to approximately 619,000, compared to approximately 719,000 in fiscal year 1999 and approximately 647,000 in fiscal year 1998.

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

         An eligible electronic filing customer may also apply for a refund anticipation loan ("RAL") at an H&R Block office. Under the 2000 RAL program, Tax Services' electronic filing customers who meet certain eligibility criteria are offered the opportunity to apply for loans from Household Bank ("Household") in amounts based upon the customers' anticipated Federal income tax refunds. Income tax return information is simultaneously transmitted by H&R Block to the IRS and the lending bank. Within a few days after the date of filing, a check in the amount of the loan, less the bank's transaction fee and H&R Block's tax return preparation fee (and, where applicable, electronic filing fee), is received by the RAL customer. The IRS then directly deposits the participating customer's actual Federal income tax refund into a designated account at the bank in order for the loan to be repaid.

Tax Services received a $9.00 fee per RAL from Household for sublicense of patent rights, the license of trademarks and certain expenses incurred in connection with the making of RALs.

         H&R Block was named a partner in the IRS's "Debt Indicator" pilot program for the 2000 tax season. The Debt Indicator program is designed to increase the number of electronically filed returns and aid the IRS, H&R Block and other IRS partners in screening for electronic filing fraud. Under the program, the IRS advises its partners if a requested refund will be reduced by an offset, such as back taxes, delinquent student loans or overpayment from federal agencies. Household uses the Debt Indicator in determining whether to make a refund anticipation loan. Participation in the program resulted in an approximate 40% overall reduction in refund anticipation loan pricing for clients in the 2000 tax season. In exchange for access to the Debt Indicator, tax preparers agree to help in strengthening anti-fraud efforts and increasing the number of electronically filed returns.

         H&R Block also offers an electronic refund service pursuant to which an eligible electronic filing service customer's income tax refund is directly deposited into an account at a bank (Tax Services used Household in 2000) within approximately three weeks after the tax return is electronically filed. A check is thereafter issued to the taxpayer in the amount of the refund, less the bank's transaction fee and H&R Block's tax return preparation fee (and, where applicable, electronic filing fee).

         H&R Block filed approximately 12,592,000 U.S. tax returns electronically in fiscal 2000 compared to 11,139,000 in fiscal 1999 and 9,423,000 in fiscal 1998. Approximately 4,814,000 refund anticipation loans were processed in fiscal 2000 by H&R Block, compared to 2,811,000 in fiscal 1999 and 2,420,000 in fiscal 1998. Approximately 1,499,000 electronic refunds were processed in fiscal 2000 by H&R Block, compared to 1,916,000 in fiscal 1999 and 1,855,000 in fiscal 1998.

         In 2000, H&R Block offered a service to transmit state income tax returns electronically to state tax authorities in 39 states and the District of Columbia (compared to 38 states and the District of Columbia in fiscal 1999 and 35 states and the District of Columbia in fiscal 1998) and plans to continue to expand this program as more states make this filing alternative available to their taxpayers.

         Refund Rewards Program. Under the Refund Rewards(TM) program, H&R Block clients who electronically file their returns can choose to have the amount of their refunds, less the tax preparation fee (and, where applicable, the electronic filing fee) directly deposited into an account at Household Bank and then loaded onto a prepaid buying card. The card can then be used when making purchases with the program's participating retail merchants, including General Motors and Sears Roebuck & Co. ("Sears"), to receive special discounts, to obtain cash at an ATM or to make purchases anywhere MasterCard(TM) is accepted.

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

         In addition to H&R Block's standard guarantee to pay penalty and interest attributable to errors made by an H&R Block preparer, under the "Peace of Mind" program, H&R Block agrees to pay additional taxes owed by the customer (for which liability would not ordinarily accrue) resulting from such errors. The Peace of Mind program has a per customer cumulative limit of $4,000 ($5,000 at H&R Block Premium offices) in additional taxes paid with respect to the Federal, state and local tax returns prepared by H&R Block for the taxable year covered by the Program.

         Income Tax Courses. H&R Block offers to the public income tax return preparation courses that teach taxpayers how to prepare their own income tax returns, as well as provide H&R Block with a source of trained income tax return preparers. During the 2000 fiscal year, 175,200 students enrolled in H&R Block's basic and advanced income tax courses in the United States, compared to 159,216 students during fiscal year 1999 and 130,884 students during fiscal year 1998.

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

         In fiscal year 2000, H&R Block also operated 756 offices in department stores in the United States, including offices in Sears stores operated as "Sears Income Tax Service by H&R Block." During the 2000 tax season, the Sears' facilities constituted approximately eight percent of the tax office locations of H&R Block. Tax Services is a party to a license agreement with Sears relating to Tax Service's operation in Sears' locations throughout the United States. Such license agreement expires on December 31, 2004, subject to termination rights of both parties for a limited period of time after each tax season. Tax Services believes its relations with Sears to be excellent and that both parties to the license arrangement view the operations thereunder to date as satisfactory.

         On April 17, 2000, there were 9,210 H&R Block offices in operation in the United States compared to 8,923 offices in operation on April 15, 1999, and 8,780 offices in operation on April 15, 1998. Of the 9,210 offices, 5,162 were owned and operated by Tax Services (compared to 4,880 in fiscal year 1999 and 4,640 in fiscal year 1998) and 4,048 were owned and operated by independent franchisees (compared to 4,043 in fiscal 1999 and 4,140 in fiscal 1998). Of such franchised offices in fiscal 2000, 2,749 were operated by "satellite" franchisees of Tax Services (described below), 818 were operated by "major" franchisees (described below) and 481 were operated by satellite franchisees of major franchisees.

         Two types of franchises have principally been granted by the Company and its subsidiaries. "Major" franchisees entered into agreements with the Company (primarily in the Company's early years) covering larger cities and counties and providing for the payment of franchise royalties based upon a percentage of gross revenues of their offices. Under the agreements, the Company granted to each franchisee the right to the use of the name "H&R Block" and provided a Policy and Procedure Manual and other supervisory services. Tax Services offers to sell furniture, signs, advertising materials, office equipment and supplies to major franchisees. Each major franchisee selects and trains the employees for its office or offices. Since March 1993, HRB Royalty, Inc., an indirect subsidiary of the Company, has been the franchisor under the major franchise agreements.

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

         From time to time, Tax Services has acquired the operations of existing franchisees and other tax return preparation businesses, and it will continue to do so if future conditions warrant such acquisitions and satisfactory terms can be negotiated. In October 1999, Tax Services acquired a major tax franchise operation serving parts of North and South Carolina through 90 offices operated by major franchisees and their subfranchisees. The Company issued 475,443 shares of its Common Stock from treasury shares, with a value of approximately $21.0 million, for the purchase. In fiscal year 2000, Tax Services also acquired 11 satellite franchise offices and 13 offices of other tax businesses.

         E-Commerce Initiatives. The Company's subsidiaries offer online tax preparation, electronic filing of tax returns, mortgage products and brokerage services through its web site at www.hrblock.com. In January 2000, these subsidiaries launched an upgraded web site which is organized into three main areas: Tax, Mortgage and Investment Centers.

         The Tax Center offers a program that enables individuals to prepare federal and state income tax returns online, file federal and many state tax returns electronically, receive tax tips, subscribe to a tax newsletter and use withholding and refund calculators for tax planning. The web site also offers a program called Electronic Refund Advance ("ERA"), a unique loan product that allows users to have a tax refund advance of up to $5,000 deposited directly into their bank accounts usually within two days after the IRS accepts the taxpayer's electronically filed return. ERA is a loan and the lending institution, Household, charges a $19.95 fee for each transaction during the 2000 tax season. Household paid Block Financial Corporation ("BFC") a license fee for each approved ERA of $7.21 for the sublicense of patent rights, the license of trademarks and certain expenses incurred in connection with the making of ERAs.

         Pursuant to a three-year agreement announced in March 2000, BFC has teamed with Microsoft Corporation ("Microsoft") to provide exclusive web-and desktop-based tax preparation products for its customers who use the MSN(TM) Money Central(TM) personal finance service and Microsoft(R) Money. Microsoft and BFC plan to collaborate on integration capabilities between Microsoft financial products and BFC's software and online-based tax preparation products. As a result of this alliance, Microsoft has indicated its intention to cease further development of its Microsoft(R) TaxSaver(TM) tax preparation software, a product competitive with BFC's TaxCut(R) tax preparation software.

         The Mortgage Center enables users to apply for mortgages online and track the status of their applications through the web site. Block Financial has teamed with E-Loan, Inc. ("E-Loan"), a leading online lender, to provide a competitive mortgage marketplace where users can shop with more than 70 loan providers for low rates on mortgages. The Mortgage Center also includes interactive calculators to estimate the tax implications and benefits of home ownership, e-mail notification when the desired loan rate becomes available, a tool that recommends the best loan types for a borrower's situation, customized rate quotes and a mortgage comparison feature.

         The Investment Center provides online brokerage services through H&R Block Financial Corporation, a subsidiary of OLDE Financial. Users can monitor investment portfolios, calculate unrealized profits and losses and open a variety of investment accounts with access to stocks, bonds and mutual funds. Trades at H&R Block Financial Corporation are executed and cleared by, and accounts are carried by, OLDE Discount on a fully disclosed basis.

         BFC has arranged with InsWeb, a leading Internet insurance marketplace, to offer through the Company's web site free, multiple insurance quotes for term-life, homeowners and automobile insurance products from leading insurers.

         Software Products. BFC develops and markets the TaxCut tax preparation software package (known as Kiplinger TaxCut during fiscal year 2000) and markets Kiplinger's Home Legal Advisor(SM), Kiplinger's Small Business Attorney(R), Kiplinger's NetWealth(SM) and Kiplinger's WILLPower(SM) and Names & Dates(R) software products. H&R Block Investments, Inc. a wholly owned subsidiary of BFC and a federally registered investment advisor markets Kiplinger's NetWealth(SM).

         Refund Anticipation Loan Participations. BFC is a party to a July 1996 agreement with Household to purchase a participation interest in RALs provided by Household to H&R Block tax customers. See "Electronic Filing" under "Tax Services" above for a discussion of RALs. In the 10-year agreement, BFC agreed to purchase an initial 40% participation interest in such RALs, which interest would be increased to nearly 50% in specified circumstances. Beginning in fiscal 1999, the participation interest was increased to 49.9% in company-owned RALs, and BFC participated in 25% of major franchise RALs. BFC's purchases of the participation interests are financed through short-term borrowings. BFC bears all of the risks associated with its interests in the RALs. BFC's total RAL revenue in fiscal year 2000 was approximately $89.8 million (compared to revenue of $90.2 million in fiscal 1999 and $53.3 million in fiscal 1998), generating approximately $45.8 million in pretax profits (compared to $19.1 million in pretax profits in fiscal year 1999 and $6.4 million in pretax profits in fiscal year 1998).

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

         BFC's income tax return preparation software, online tax preparation and RAL participation businesses are also seasonal, with the substantial portion of the revenues from these businesses generated during the tax season.

         Service Marks and Trademarks. HRB Royalty, Inc., a Delaware corporation, claims ownership of the following service marks and trademark registered on the principal register of the United States Patent and Trademark
Office:

       Accufile
       Alguien En Quien Confiar
       Block Mortgage
       Executive (when used in connection with the preparation of income tax returns for others)
       H&R Block in Two Distinct Designs
       H&R Block Premium
       Rapid Refund H&R Block and Design
       Someone You Can Count On
       The Income Tax People

         In addition, HRB Royalty, Inc., claims ownership of the following unregistered service marks and trademarks:

       America's Largest Tax Service
       BlockBonus
       H&R Block in a Third Distinct Design
       Nation's Largest Tax Service
       Refund Rewards
       We know. Do you?

         Tax Services has a license to use the trade names, service marks and trademarks of HRB Royalty, Inc., in the conduct of the business of Tax Services.

         BFC claims ownership of the following services marks and trademarks registered on the principal register of the United States Patent and Trademark
Office:

       Audit Buster                                    Names & Dates
       B and Design (2)                                Small Business Attorney
       Block Financial (2)                             Tax Cut
       Block Financial and B Design (2)                TaxCut and Design
       Conductor                                       Web
       Conductor and Baton Design                      WebBank
       Conductor and Hand-Held Baton Design            WebCard
       Conductor Card Review                           WebPay
       Financial Finder

         BFC also claims ownership of the following unregistered service marks and trademarks:

       CONDUCTOR.COM                                   WebAccount
       DittoCard                                       WebBroker
       Download Depot                                  WebBuyer
       Fast Lane                                       WebCheck
       Home Legal Advisor                              WebChecking
       NetGuard                                        WebQuote
       NetWealth                                       WILLPower
       NetWealth and Design                            Your Complete Personal
       Solve Your Everyday Business Problems             Legal Resource
       The Fastest and Easiest Way To Do Your Taxes
       The Easy Way to Financial Success

         BFC also claims ownership of the patent "SYSTEM FOR ON-LINE FINANCIAL SERVICES USING DISTRIBUTED OBJECTS" registered as Patent No. 5,706,442 on January 6, 1998, on the principal register of the United States Patent and Trademark Office.

         In connection with BFC's sale of its credit card portfolio in January 1999, it granted to Providian National Bank non-exclusive, non-transferable and royalty-free licenses to use the mark "Conductor and Baton Design" for up to two years, the patent "SYSTEM FOR ON-LINE FINANCIAL SERVICES USING DISTRIBUTED OBJECTS" for a period of ten years, and the mark "CONDUCTOR.COM" perpetually.

         Competitive Conditions. The tax return preparation and electronic filing businesses are highly competitive. There are a substantial number of tax return preparation firms and accounting firms that offer tax return preparation services. Many tax return preparation firms and many firms not otherwise in the tax return preparation business are involved in providing electronic filing and refund anticipation loan services to the public. Commercial tax return preparers and electronic filers are highly competitive with regard to price, service and reputation for quality. Tax Services believes that, in terms of the number of offices and tax returns prepared, it is the largest tax return preparation firm in the United States. Tax Services also believes that in terms of the number of offices and tax returns electronically filed in fiscal year 2000, it is the largest provider of electronic filing services in the United States.

         The software and e-commerce businesses are highly competitive and consist of a large number of companies. In the software industry, Intuit, Inc. is a dominant supplier of personal financial software. The online tax preparation market is a relatively new market, and BFC expects increased competition in this area as more competitors enter the market or existing providers of online tax preparation services consolidate.

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

         The repayment of RALs generally depends on IRS direct deposit procedures. The IRS may from time to time change its direct deposit procedures or may determine not to make direct deposits of all or portions of a borrower's Federal income tax refund. The failure of the IRS to make direct deposits of refunds may impair the lender's ability to collect a RAL and result in a loss to BFC in connection with its purchases of interests in RALs and a loss to Tax Services for tax preparation fees not collected. However, the Company believes that Federal statutes and regulations regulating electronic filing and RALs have not had and will not have a material adverse effect on the operations of BFC or Tax Services. However, the Company cannot predict what the effect may be of the enactment of new Federal or state statutes or the adoption of new regulations.

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

         From time to time, and especially in election years, the subjects of tax reform, tax simplification, the restructuring of the tax system, a flat tax, a consumption tax, a value-added tax or a national sales tax surface. While each flat tax proposal and most other tax simplification proposals have fallen short of adoption, such issues have received serious attention in recent years. Historically, changes in tax laws have increased H&R Block's business. The immediate result of tax law changes has been an increase in complexity. The transition from the current system to a new, untested system is likely to take a number of years and, under most serious tax reform proposals, Americans will still need to file Federal and state tax returns. The Company believes that customers will still come to H&R Block for convenience, accuracy and answers to tax questions. However, if enacted, the effect of tax reform or simplification legislation on the business of the Company's subsidiaries over time is uncertain, and such legislation could have a material adverse effect on the Company's business, financial position and results of operations.

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

         The returns prepared at 1,404 company-owned and franchised offices in countries outside of the United States constituted 12.3% of the total returns prepared by H&R Block in the last fiscal year (compared to 12.8% in fiscal year 1999 and 13.8% in fiscal year 1998).

         Canadian Operations. H&R Block Canada, Inc. ("Block Canada") and its franchisees prepared approximately 1,805,000 Canadian regular and discounted returns filed with Revenue Canada during the 2000 income tax filing season, compared to 1,858,000 Canadian returns prepared during fiscal year 1999, and 1,945,000 Canadian returns prepared in fiscal 1998. The number of offices operated by H&R Block Canada decreased in fiscal year 2000 to 966 from 1,032 in fiscal year 1999 (928 in 1998). Of the 966 offices in Canada, 537 were owned and operated by Block Canada and 429 were owned and operated by franchisees. H&R Block operated 142 offices in department stores in Canada in fiscal year 2000, including 79 offices in Sears' facilities.

         Block Canada and its franchisees offer a refund discount ("CashBack") program to their customers in Canada. The procedures which H&R Block must follow in conducting the program are specified by Canadian law. In accordance with current Canadian regulations, if a customer's tax return indicates that such customer is entitled to a tax refund, a check is issued by H&R Block to the customer for an amount which is equal to the sum of (i) 85% of that portion of the anticipated refund which is less than or equal to $300 and (ii) 95% of that portion of the refund in excess of $300. The customer assigns to H&R Block the full amount of the tax refund to be issued by Revenue Canada. The refund check is then sent by Revenue Canada directly to H&R Block and deposited by H&R Block in its bank account. In accordance with the law, the discount is deemed to include both the tax return preparation fee and the fee for tax refund discounting. This program is financed by short-term borrowings. In some parts of Canada, CashBack services are offered at offices identified as "H&R Block Express." The number of returns discounted under the CashBack program increased to approximately 547,000 in fiscal year 2000 from 516,000 in fiscal year 1999 and 532,000 in fiscal year 1998.

         Block Canada also provides check-cashing and other low-end financial services through its subsidiary Cashplan Systems Inc. These services are offered in offices operated under the name "Financial Stop," where no tax return preparation services are offered, as well as in some H&R Block Express offices.

         Australian Operations. The number of returns prepared by H&R Block Limited, the Company's indirect subsidiary in Australia, and by franchisees in Australia, increased to approximately 455,000 in fiscal year 2000 from 428,000 in fiscal 1999 and 406,000 in fiscal year 1998. The number of offices operated by H&R Block in Australia in fiscal year 2000 was 349, compared to 347 offices operated in fiscal 1999 and 334 offices operated in fiscal 1998. Of the 349 offices, 219 were owned and operated by H&R Block Limited and 130 were franchised offices.

         United Kingdom Operations. The Tax Team Limited, a Horsham-based firm acquired by an indirect subsidiary of the Company, provides tax return preparation services in the United Kingdom. The Tax Team operated 26 offices in fiscal year 2000, the same number it operated in fiscal year 1999 (compared to 28 offices in 1998).

         Seasonality of Business. Revenues in this segment are seasonal in nature with peak revenues occurring during the applicable tax seasons (January through April in Canada; July through October in Australia; and August through March in the United Kingdom).

         Competitive Conditions. The tax return preparation business is highly competitive, with a substantial number of firms offering tax preparation services. Block Canada and H&R Block Limited believe that they operate the largest tax return preparation business in their respective countries. The Tax Team Limited believes that it is one of the largest providers of tax preparation services in the United Kingdom.

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

FINANCIAL SERVICES

         Generally. The financial services reportable operating segment consists of investment services and mortgage operations and such segment provides financial planning, investment advice, brokerage services and the origination, purchase, servicing, securitization and sale of conforming and nonconforming mortgage loans in the United States. The investment services business is conducted primarily through OLDE Discount and Birchtree Financial Services, Inc. ("Birchtree"). The mortgage business is conducted primarily through the Company's indirect subsidiaries: Option One Mortgage Corporation ("Option One") and H&R Block Mortgage Corporation ("H&R Block Mortgage") (formerly Assurance Mortgage Corporation of America).

         Investment Services

         Generally. The Company's commitment to becoming a full service provider of financial services was exemplified during fiscal year 2000 by the December 1, 1999 purchase of OLDE Financial, a Detroit-based financial services holding company incorporated in the State of Michigan on August 5, 1986, and Financial Marketing Services, Inc., a Michigan corporation incorporated in 1971. See the discussion of the acquisition under "General Development of Business," above.

         OLDE Discount. OLDE Discount, a Michigan corporation and the principal subsidiary of OLDE Financial, is one of the largest discount brokers in the United States. OLDE Discount is a registered broker-dealer with the SEC and is a member of the New York Stock Exchange, other national securities exchanges and the National Association of Securities Dealers, Inc. ("NASD"). OLDE Discount currently has no operations outside of the United States. Effective August 1, 2000, OLDE Discount will change its name to H&R Block Financial Advisors, Inc., but will be referred to herein as OLDE Discount.

         Revenues from OLDE Discount's discount brokerage activities are generated through customer purchases and sales of stocks, bonds, options, mutual funds, investment trusts, certificates of deposit and other financial products. Commissions may be charged on both listed and over-the-counter ("OTC") transactions executed on an agency basis. Registered representatives receive compensation in the form of commissions on OLDE Discount's revenues from customer transactions and may receive additional compensation on customer transactions in securities recommended by OLDE Discount or for which OLDE Discount provides research as a result of the firm's market making activities.

         Discount Brokerage Business and Securities Trading. OLDE Discount engages in a discount brokerage business primarily for retail customers throughout the United States. OLDE Discount is also a dealer and engages in market making activities in common stocks regularly trading in securities on a principal basis and for its own account in the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), OTC market and on regional stock exchanges. OLDE Discount acts as a qualified dealer in certain listed securities on the Cincinnati Stock Exchange. In addition, OLDE Discount regularly trades in corporate and municipal bonds, various U.S. Government and U.S. Government Agency securities and certificates of deposit.

           OLDE Discount is a full service broker dealer which effects transactions on an unsolicited or solicited basis for its customers at commission rates lower than the rates full-commission brokerage firms charge. Although OLDE Discount offers discount brokerage services to retail customers, OLDE Discount also offers services and products typically offered by full-commission firms such as investment research with regard to individual securities. Other services and products offered include money market funds with sweep provisions for settlement of customer transactions; fixed-income products; mutual funds; margin accounts; checking privileges; option accounts; stock research; account access/review via the Internet; dividend reinvestment plans and individual retirement accounts with no annual fees ("IRAs").

         When OLDE Discount executes transactions as a dealer on a principal basis, it may charge mark-ups or mark-downs which are equivalent to its discounted commission schedule. Under certain circumstances, customers may be eligible to effect securities transactions in which commissions, mark-ups and/or mark-downs are not charged. OLDE Discount selects the stocks in which it makes a market based upon fundamental and market factors. For those stocks in which OLDE Discount makes a market, it may derive revenue from the spread which is the difference between the bid and offer prices. However, due to the nature of the activity and the volatility of the securities markets, OLDE Discount may realize losses as a result of adverse market fluctuations.

           Online Brokerage Services and Other Business. H&R Block Financial Corporation ("H&R Block Financial"), a subsidiary of OLDE Financial, provides online brokerage services through the Company's web site located at www.hrblock.com. H&R Block Financial introduces its accounts to OLDE Discount. OLDE Discount carries H&R Block Financial's accounts and provides clearing and execution services to H&R Block Financial on a fully disclosed basis. The Investment Center on the Company's web site is powered by SmartVest, a convenient, user-friendly and powerful online investment service. H&R Block Financial is licensed in 49 states and the District of Columbia. Additional information regarding online operations is provided under the "E-Commerce Initiatives" in the "U.S. Tax Operations" section, above.

         Other Services. OLDE Discount also acts as custodian, as well as broker, for IRAs and charges no annual fee. The OLDE Custodian Fund (the "Fund"), organized as a Massachusetts business trust, operates as a diversified, open-end management investment company and consists of three series of shares of beneficial interest: OLDE Money Market Series, OLDE Premium Money Market Series and OLDE Premium Plus Money Market Series. All three series are offered as "no load" funds. OLDE Money Market Series commenced operations in October 1989; OLDE Premium Plus Money Market Series in July 1990; and OLDE Premium Plus Money Market Series in January 1992. Each series of the Fund is managed by OLDE Asset Management, Inc., a subsidiary of OLDE Financial and a registered investment adviser. The shares of the Fund are underwritten by OLDE Discount and distributed exclusively by OLDE Discount.

        Advertising and Marketing. Advertising and marketing play a significant role in expanding OLDE Discount's client base as well as in introducing new products and services. OLDE Discount uses a combination of media including newspapers, magazines, the yellow pages, direct mail, television and its Internet home page at www.olde.com. When an investor contacts OLDE Discount, the investor receives a package including an account application and a brochure containing information on the services and products offered by OLDE Discount. Additional detailed information is available upon request and can be tailored to match the client's investment preferences.

         Retail Branch Offices and H&R Block Financial Centers. OLDE Discount is authorized to do business as a broker-dealer in all 50 states and the District of Columbia. At fiscal year end, OLDE Discount operated in 198 offices located in 35 states and the District of Columbia. Ninety-three of these offices were H&R Block Financial Centers, and the remaining offices are planned to be converted to Financial Centers over the next two years. These locations offer services year-round to clients including financial products and services, tax preparation and, in some offices, mortgage services. OLDE Discount believes that the existence of branch offices contributes to its growth and client satisfaction. The existence of a branch office generally results in an increase in unsolicited customer transactions in the geographic area near the branch. Many clients prefer to conduct business with personnel in local rather than distant offices. Clients may use branch offices to receive and deliver checks and deliver securities.

         Birchtree Financial Services, Inc. Birchtree, a full service investment firm headquartered in Kansas City, Missouri, offers stocks, bonds, mutual funds and other securities and insurance products through a network of registered representatives across the country. Included among Birchtree's registered representatives are employees of H&R Block's tax subsidiaries. These employees are tax preparers who are licensed to sell securities, mutual funds and insurance products.

         Mortgage Operations

         Generally. Mortgage operations originate, purchase, service, securitize and sell conforming and nonconforming mortgage loans in the United States. Conforming mortgages are those that may be offered through government sponsored loan agencies. Nonconforming mortgages are those that may not be offered through government-sponsored loan agencies, and typically involve borrowers with impaired credit, who have substantial equity in the property which will be used to secure the loan. Retail and wholesale mortgage origination services were offered in fiscal year 2000 through a network of mortgage brokers in 48 states, H&R Block Financial Center offices in 12 states, and branch offices in 15 states.

         Option One Mortgage Corporation. Option One, based in Irvine, California, has a network of more than 7,500 mortgage brokers in 48 states. Option One originates and purchases loans through wholesale channels. Option One originated $5.7 billion in mortgage loans in fiscal year 2000, compared to $3.6 billion in fiscal 1999 and approximately $1.9 billion in fiscal year 1998 after its acquisition. The average Option One loan during fiscal year 2000 had a $106,700 principal balance (compared to $108,000 in fiscal 1999), and was secured by a first lien on a single-family residence. During fiscal 2000, Option One sold or securitized approximately $6.1 billion of mortgage loans, as compared to $3.6 billion sold in fiscal 1999 and $1.8 billion in fiscal 1998 after its acquisition. At the end of fiscal year 2000, Option One's servicing portfolio was 114,300 loans totaling more than $11.3 billion, compared to 65,300 loans totaling $6.5 billion at the end of fiscal 1999 and 42,800 loans totaling $4.3 billion at the end of fiscal 1998.

         Wholesale originations and purchases represented the substantial majority of Option One's total loan production. Wholesale loan originations involve a broker who assists the borrower in completing the loan application, the gathering of necessary information and identifying a lender that offers a loan product which is best suited to the borrower's financial needs. Brokers are free to submit an application to one or more nonconforming lenders, such as Option One. Upon receipt of an application from a broker, Option One's branch office processes and underwrites the loan. Based upon this review, Option One advises the broker whether the loan application meets with Option One's underwriting guidelines and product description by issuing a loan approval or denial, and in some cases, issues a "conditional approval," which requires the submission of additional information or clarification. Option One sells virtually all of its loan production through a combination of securitization and bulk sales of whole loans to institutional purchasers.

         In July 1999, the Company announced that it was evaluating strategic alternatives for Option One, including a possible sale or joint venture with a business partner. On March 27, 2000, the Company announced that no expression of interest regarding the acquisition of Option One resulted in an offer considered to be in the best interests of the Company's shareholders. The Company also announced plans for off-balance sheet financing arrangements and whole-loan sale arrangements relating to Option One. Option One received commitments from three banks totaling $2 billion for external warehouse financing for its subprime mortgage production over a 12-month period. Option One has also received commitments from two investment banks to purchase subprime mortgage loans ranging from a minimum of $2.5 billion to a maximum of $6 billion over a 12-month period.

         H&R Block Mortgage Corporation. On February 1, 2000, Assurance Mortgage Corporation, which BFC acquired on March 5, 1999, changed its name to H&R Block Mortgage Corporation ("H&R Block Mortgage"). H&R Block Mortgage is a retail mortgage lender for conventional, nonconventional and government loans and is licensed to conduct business in 48 states. H&R Block Mortgage is an approved seller/servicer for Fannie Mae and Freddie Mac, and is HUD authorized to originate and underwrite FHA and VA mortgage loans. In fiscal year 2000, H&R Block Mortgage originated retail mortgage loans from various sales channels, including 35 branch offices in 15 states, and two regional call centers located in Tampa, Florida and Pleasanton, California, and by teaming with E-Loan over the Internet at www.hrblock.com. See "E-Commerce Initiatives" under "U.S. Tax Operations," above.

         In April 2000, H&R Block Mortgage entered into a strategic alliance with Countrywide Home Loans, Inc. ("Countrywide") to sell 95% of its qualifying conforming mortgage loans to Countrywide. The majority of mortgage loans sold to Countywide are underwritten through an automated system under which H&R Block Mortgage's representations and warranties relating to compliance with Countrywide's underwriting guidelines are assumed by Countrywide. This alliance allows H&R Block Mortgage, on average, an increase of 50 basis points in execution due to price, efficiencies in delivery, and elimination of redundancies in operations.

         H&R Block Mortgage maintains a committed warehouse financing facility with GE Capital Mortgage Services, Inc. and an off-balance sheet financing arrangement with Prudential Securities Credit Corp. H&R Block Mortgage sells substantially all of its mortgage loans servicing-released into the secondary market.

         NCS Mortgage Services, LLC. The mortgage loan origination operations and certain assets of NCS Mortgage Services, a wholesale originator of subprime mortgage loans, were sold by BFC to Centura Banks, Inc. of Rocky Mount, North Carolina in March 2000.

         Service Marks and Trademarks. OLDE Discount claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

         Chevron Design                              SmartTrading
         IRA United                                  SmartVest
         The OLDE Investors Account                  SmartVestor
         SmartBroker                                 SmartViews
         SmartRetirement                             SmartWire
         SmartTrade


         In addition, Smart Travel, Inc., a wholly-owned subsidiary of OLDE Financial, claims ownership of the following registered mark: Smart Travel.

         Birchtree Financial Services, Inc. claims ownership of the following unregistered service marks and trademarks: Birchtree Financial Services (logo) and Birchtree.com.

         Option One claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

                           AppOne
                           CorOne

                           Highway 1
                           HouseKeeper
                           No Sweat 95!
                           Option One and Design
                           PartnerPlus
                           SumOne
                           The Big 2

         Competitive Conditions. OLDE Discount competes directly with a broad range of companies seeking to attract consumer financial assets, including full-service discount brokerage firms, mutual fund companies, investment banking firms, commercial and savings banks, insurance companies and others. The financial services industry has become considerably more concentrated as numerous securities firms have been acquired by or merged into other firms. Some of these competitors have greater financial resources than OLDE Discount and offer certain additional financial products and services. In addition, OLDE Discount expects competition from domestic and international commercial banks to increase as a result of recent legislative and regulatory initiatives in the U.S. (including the passage of the Gramm-Leach-Bliley Act in November 1999) to remove or relieve certain restrictions on mergers between commercial banks and other types of financial services providers. OLDE Discount primarily competes with these firms on the basis of quality of customer service, breadth of products and services offered, prices, accessibility through delivery channels, and technological innovation and expertise.

         Discount brokerage firms and online-only financial services providers compete vigorously with OLDE Discount with respect to commission charges. Full-commission brokerage firms also offer discounted commissions and on-line services to selected retail brokerage customers. In addition, some competitors in both the full-commission and discount brokerage industries have substantially increased their spending on advertising and direct solicitation of customers.

         Competition in the online-trading business has become similarly intense as recent expansion and customer acceptance of conducting financial transactions online has attracted new brokerage firms to the market. Price competition continues to intensify in online investing as traditional brokerage firms have entered the market and existing competitors have aggressively sought to gain market share.

         The securities business is directly affected by economic and political conditions, trends in business and finance and changes in the conditions of the securities markets in which OLDE Discount's customers trade.

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

         Seasonality of Business. The financial services operating segment does not, as a whole, experience significant seasonal fluctuations.

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

         Government Regulation. The securities industry is subject to extensive regulation covering all aspects of the securities business, including registration of OLDE Discount's and Birchtree's offices and personnel, sales methods, the acceptance and execution of customer orders, the handling of customer funds and securities, trading practices, capital structure, record keeping policies and practices, margin lending, execution and settlement of transactions, the conduct of directors, officers and employees, and the supervision our employees. The various governmental authorities and industry self-regulatory organizations which have supervisory and regulatory jurisdiction over the Company's broker-dealer subsidiaries generally have broad enforcement powers to censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees who violate applicable laws or regulations.

         The Securities and Exchange Commission is the federal agency responsible for the administration of the federal securities laws. OLDE Discount is registered as broker-dealer, and OLDE Asset Management, Inc. is a registered investment adviser with the SEC. Much of the regulation of broker-dealers has been delegated by the SEC to self-regulatory organizations, principally the Municipal Securities Rulemaking Board, the National Association of Securities Dealers ("NASD") and the New York Stock Exchange ("NYSE"), which has been designated by the SEC as OLDE Discount's primary regulator. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of the operations of OLDE Discount's brokerage and clearing activities. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

         As a registered broker-dealer, OLDE Discount is subject to the net capital rule (Rule 15c3-1) promulgated by the SEC and adopted through incorporation by reference in NYSE Rule 325. The Rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the financial soundness and liquidity of a broker-dealer and requires at least a minimum portion of its assets be kept in liquid form.

         OLDE Discount has elected to compute net capital under the alternative method of computation permitted by Rule 15c3-1 which required that net capital be not less than the greater of $1,000,000 or 2% of aggregate debit balances (primarily receivables from customers and other broker-dealers). In computing net capital, various deductions are made from net worth and qualifying subordinated indebtedness. These deductions include the book value of assets not readily convertible into cash and prescribed percentages of securities owned or sold short. Any failure of OLDE Discount to maintain the required net capital may subject OLDE Discount to suspension or revocation of registration or other limitations on the firm's activity by the SEC, and suspension or expulsion by the NYSE, NASD or other regulatory bodies, and ultimately could require the broker-dealer's liquidation. OLDE Discount could also be prohibited from paying dividends and redeeming stock. OLDE Discount would be prohibited from prepaying or making payments of principal on subordinated indebtedness if its net capital were to become less than the greater of 5% of combined aggregate debit balances, or $1,000,000.

         Under NYSE Rule 326, OLDE Discount is required to reduce its business if its net capital is less than 4% of aggregate debit balances, and is prohibited from expanding business or redeeming subordinated indebtedness if its net capital is less than 5% of its aggregate debit balances.

         Net capital rules could limit OLDE Discount's ability to engage in new activities and expansion, and could restrict the Company's ability to withdraw capital from its brokerage subsidiaries. Such a restriction in turn, could limit the Company's ability to repay or reduce indebtedness (including subordinated debentures of the Company) and pay dividends. Further, a significant operating loss or an extraordinary charge against net capital could adversely affect OLDE Discount's ability to expand or maintain its current levels of business. At April 30, 2000, OLDE Discount's net capital of $340.4 million, which was 11.46% of aggregate debit items, exceeded by $281 million its minimum required net capital of $59.4 million. OLDE Discount has declared a dividend of $33.3 million payable to OLDE Financial on or before July 31, 2000. Had the anticipated dividend occurred at April 30, 2000, OLDE Discount's net capital ratio would have been 10.34%

         H&R Block Financial Corporation is subject to SEC Uniform Net Capital Rule 15c3-3, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital (net capital ratio), shall not exceed 15 to 1. At April 30, 2000, H&R Block Financial Corporation had net capital of $1.9 million, which was $1.7 million in excess of its required net capital of $250,000. The ratio of aggregate indebtedness to net capital was
 .03 to 1.

         Birchtree is subject to substantially the same laws and regulations as OLDE Discount.

         The Company believes that Federal and state statutes and regulations governing mortgage lending have not had and will not have a material adverse effect on the operations of its mortgage subsidiaries. However, the Company cannot predict what the effect may be of the enactment of new statutes or the adoption of new regulations.

         Applicable state laws generally regulate interest rates and other charges, require certain disclosure and, unless an exemption is available, require licensing of the originators of certain mortgage loans. In addition, most states have other laws, public policies and general principles of equity relating to the protection of consumers, unfair and deceptive practices, and practices that may apply to the origination, servicing and collection of mortgage loans. The mortgage loans purchased or originated by of the Company's mortgage subsidiaries are also subject to Federal laws, including, without limitation, the Federal Truth in Lending Act and Regulation Z promulgated thereunder, the Equal Credit Opportunity Act and Regulation B promulgated thereunder, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act, the Soldiers' and Sailors' Civil Relief Act of 1940, as amended, and certain other laws and regulations. Under environmental legislation and case law applicable in certain states, it is possible that liability for environmental hazards in respect of real property may be imposed on a holder of a mortgage note secured by real property.

BUSINESS SERVICES

         Generally. The business services operating segment provides accounting, tax and consulting services to business clients, primarily mid-sized companies, and tax, estate planning and financial planning services to individuals in the Unites States through a network of 100 offices.

         In addition to providing these services to the public, the subsidiaries involved in the business services segment provide management and administrative services to the public accounting firms from which non-attest assets have been acquired. The subsidiaries receive fees from the public accounting firms, which continue to provide to the public "attest" services that constitute the practice of public accounting which H&R Block and its subsidiaries, by regulation, generally cannot provide.

          RSM McGladrey, Inc. On August 2, 1999, the Company made its largest acquisition in the accounting sector when it completed the purchase of substantially all of the non-attest assets of McGladrey & Pullen, LLP. At the time of the acquisition, McGladrey was the nation's seventh largest accounting and consulting firm with more than 70 offices located primarily in the Eastern, Midwestern, Northern and Southwestern United States. The purchase price was $240 million in cash payments over four years and the assumption of certain pension liabilities with a present value of approximately $52.7 million at the time of the acquisition. See "General Development of Business," above for additional details regarding the acquisition. Prior to the McGladrey acquisition, HRB Business Services, Inc., an indirect subsidiary of the Company, had acquired regional accounting firms in Kansas City, Chicago, Indianapolis, Buffalo, Dallas, Baltimore and Philadelphia.

         The Company is in the process of integrating its previously acquired regional accounting firms into RSM. Upon completion of the integration, RSM will have 100 offices and offer services in 13 of the top 25 U.S. markets. This national accounting firm will also share a single client service philosophy and have more than 470 managing directors and approximately 4,000 employees.

         In January 2000, RSM acquired Toback CPAs, P.C., a Phoenix-based accounting firm recognized throughout the Southwest United States for serving the accounting and business consulting needs of closely-held, privately owned businesses. Toback's attest business was combined with that of McGladrey.

         RSM continues to be a member of RSM International, the world's tenth largest accounting and consulting organization with 400 offices in 75 countries. McGladrey's attest business (including audit, reviews and other engagements in which the firm issues written opinions evaluating client financial statements) remains in a partnership owned by the McGladrey & Pullen, LLP partners and is not affiliated with the Company.

         As noted above, in the Company's acquisition of certain assets of McGladrey in August 1999, it did not acquire assets of McGladrey relating to McGladrey's audit business because of regulatory and other concerns. In connection with this acquisition and the evaluation of the regulatory restrictions and environment, the Company and McGladrey had discussions with the staff of the SEC regarding appropriate disclosure of the policy and procedures being implemented by McGladrey, RSM and the Company to safeguard McGladrey's independence and integrity as an audit firm in compliance with applicable regulations and professional responsibilities.

         While such discussions have not yet resulted in any definitive pronouncement by the SEC staff on this matter, investors should be aware that the Company and McGladrey are tentatively considered by the SEC staff to be one entity for purposes of applying applicable auditor independence rules with respect to McGladrey and its clients who are required to file audited financial statements with the SEC ("SEC Audit Clients"). Because of this consideration, any financial interest or business relationship of the Company or its officers, directors, principal shareholders, control persons or affiliates with a SEC

Audit Client will be regarded by the SEC staff as a financial interest or business relationship between McGladrey and the SEC Audit Client for purposes of applying the SEC's rules regarding auditor independence. Under such rules, McGladrey and its partners are precluded from holding certain financial interests in and entering into certain business relationships with a SEC Audit Client for whom McGladrey performs audit services. As presently interpreted by the SEC staff, any such financial interest or business relationship, whether held or engaged by McGladrey or its partners or by the Company, its officers, directors, principal shareholders, control persons or affiliates, would threaten to impair McGladrey's independence as an auditor of the SEC Audit Client so involved.

         The Company and McGladrey have enacted certain policies and controls to monitor and prevent violations by them of the SEC's auditor independence rules as so interpreted by the SEC staff. These policies and controls include the following:

          - The Company has informed its officers, directors and affiliates (the Company has no principal shareholders or control persons for these purposes) of the SEC staff's interpretation that certain financial interests and business relationships with McGladrey SEC Audit Clients are prohibited in as much as they would be deemed to impair McGladrey's independence as an auditor.
          - McGladrey's Independence and Relationship Policies and the Code of Conduct promulgated by the American Institute of Certified Public Accountants ("AICPA"), which address auditor independence issues, have been distributed to all of the Company's executive officers and directors.
          - McGladrey's Prohibited Securities List, which lists securities of McGladrey SEC Audit Clients, is distributed to the Company's executive officers and directors on a monthly basis so that they can detect whether they own such securities and ensure that they do not acquire such securities.
          - Each of the Company's executive officers, directors and affiliates periodically submits an Independence Compliance Questionnaire ("Questionnaire") that addresses auditor independence issues. Each Questionnaire is reviewed by
               McGladrey's partner responsible for independence matters.
          -    McGladrey informs the audit committee of each SEC Audit Client, in writing, of the SEC staff's interpretation regarding the attribution to McGladrey, for purposes of McGladrey's auditor independence, of the financial interests and business relationships of the Company, its officers, directors and affiliates with SEC Audit Clients.
          - McGladrey informs the audit committee of each SEC Audit Client of the SEC staff's interpretation that ownership of the Company's stock by such SEC Audit Client or its officers, directors, controlling shareholders or affiliates could affect McGladrey's independence as an auditor, and McGladrey obtains confirmation and representations from such parties that they own no shares of the Company.
          - McGladrey has designated a partner responsible for independence matters who reports directly to its Managing Partner. The partner responsible for independence matters monitors changes in independence standards promulgated by the AICPA, the Independence Standards Board ("ISB") and the SEC. This partner periodically recommends corresponding modifications to McGladrey's Independence Relationship Policies that become effective upon the approval of McGladrey's Board of Directors.
          - RSM has agreed to comply and cause its employees to comply with the Independence and Relationship policies of McGladrey.

          - Employees of RSM and employees of McGladrey are informed of changes to McGladrey's Independence and Relationship Policies and its Prohibited Securities List on a monthly basis via electronic bulletin boards.
          - Employees of RSM and partners and employees of McGladrey periodically complete an Independence Compliance Questionnaire that is reviewed and approved by McGladrey's National Office of Audit & Accounting. All exceptions are reviewed by and approved by McGladrey's partner responsible for independence matters, its Managing Partner and its Board of Directors.
          - As mandated by its membership in the SEC Practice Section of the AICPA, McGladrey has implemented independence training programs and is in the process of implementing programs to test compliance with its Independence and Relationship Policies and the completeness and accuracy of Independence Compliance Questionnaires.
          - McGladrey has established consultation procedures for the resolution of all identified exceptions to its policies and AICPA, ISB or SEC independence requirements. The Company and RSM have agreed to fully cooperate with McGladrey in the resolution of all exceptions and the implementation of any remedial actions, including disciplinary actions.


         While the Company and McGladrey believe that their policies and controls in place regarding auditor independence are reasonable and adequate to address the matters involved, there can be no assurance (and the SEC staff has indicated that it cannot provide any assurance) that such policies and controls will positively ensure complete compliance by the Company, RSM and McGladrey with the SEC auditor independence rules as so interpreted by the SEC staff. Any noncompliance by the Company, RSM or McGladrey with such rules may impair McGladrey's independence as an auditor of SEC Audit Clients and may adversely affect the ability of McGladrey to attract and retain such clients and perform audits of financial statements filed with the SEC.

         Seasonality of Business. Revenues for this segment are seasonal in nature, with peak revenues occurring during January through April.

         Service Marks and Trademarks. RSM claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

                Don't Be A Sitting Duck                 Pulsemark
                M (and design)                          Pyramid (and design)
                Med-Rate                                Renaissance
                Operations Diagnosis                    Roger

         RSM claims ownership of the following unregistered service marks and trademarks:

                Business Recovery Planning System       E-Accounting
                Business Continuity Planning System     PersonProsperity
                E.Vantage!                              Retirement Link

         FERS Business Services, Inc. ("FERS"), a wholly owned subsidiary of HRB Business Services, Inc., claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

                Because Results Come First
                FERS Profit Edge
                Pension Resources
                Tonelink

         FERS also claims ownership of the following unregistered service mark and trademark:

                Benelink

         Practice Development Institute, a wholly owned subsidiary of HRB Business Services, Inc., claims ownership of the following unregistered service marks and trademarks:

                Certified Profit Enhancement Consultant
                CPEC
                Turning Your Firm's Potential Into Profit

         Toback, Inc., a wholly owned subsidiary of RSM, claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

                Solutions for Today. Strategies for Tomorrow
                The Local Firm with a National Reputation

         Competitive Conditions. The accounting and consulting business is highly competitive. There are a substantial number of accounting firms offering similar services at the nationwide, regional and local levels.

         Government Regulation. Many of the same Federal and state regulations relating to tax preparers and the information concerning tax reform discussed above in "Government Regulation" section of "U.S. Tax Operations" apply to Business Services as well, except that accountants are not subject to the same prohibition on the use or disclosure of certain income tax return information as the Tax Services income tax return preparers are. These accounting firms are also subject to state and Federal regulations governing accountants, auditors and financial planners. The Company believes that these state and Federal regulations do not and will not have a material adverse effect on the operations of the Company and its subsidiaries, but it cannot predict what the effect of future regulations may be.

ITEM 2.  PROPERTIES.

         The executive offices of the Company, Tax Services, BFC and HRB Business Services, Inc. are located at 4400 Main Street, Kansas City, Missouri, in a multi-level building owned by Tax Services. The building was constructed in 1963 and expanded or redesigned in 1965, 1973, 1981, and 1996. Shortly after the end of the 1999 fiscal year, Tax Services entered into a 20-year lease for a newly constructed building located at 4400 East Blue Parkway, Kansas City, Missouri, which is being utilized by Tax Services and its affiliates as a service center. Most other offices of Tax Services (except those in department stores) are operated in premises held under short-term leases providing fixed monthly rentals, usually with renewal options. BFC also leases other office space in Kansas City, Missouri.

         OLDE's executive offices are located at 751 Griswold, Detroit, Michigan in a building owned by OLDE. Many branch offices of OLDE Discount are located in facilities owned by various real estate subsidiaries of OLDE Financial and leased primarily to OLDE Discount. Some branch offices and H&R Block Financial Centers are operated in leased premises. OLDE Discount's branch offices and H&R Block Financial Centers are located in 35 states and the District of Columbia. Birchtree Financial Services, Inc. is headquartered in leased offices in Kansas City, Missouri.

         Option One's executive offices are located in leased offices at 3 Ada, Irvine, California. Option One also leases offices for its branch office operations throughout the United States. H&R Block Mortgage Corporation is headquartered in leased offices in Burlington, Massachusetts. H&R Block Mortgage also leases offices in Arizona, California, Colorado, Connecticut, Florida, Illinois, Indiana, Massachusetts, Maine, Michigan, New Hampshire, New Jersey, Ohio and Virginia.

         RSM's executive offices are located in leased offices at 3600 West 80th Street, Bloomington, Minnesota. Its administrative offices are located in leased offices at 220 North Main Street, Davenport, Iowa. RSM and the other accounting firm subsidiaries of HRB Business Services, Inc. lease office space in 22 states.

ITEM 3.  LEGAL PROCEEDINGS.

         CompuServe Corporation ("CompuServe"), certain current and former officers and directors of CompuServe and the Company have been named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio. All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit also alleges certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits is unspecified, but includes pleas for rescission and damages. One Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits were consolidated, the defendants filed a motion to dismiss the consolidated suits, the district court stayed all proceedings pending the outcome of the state court suits, and the United States Court of Appeals for the Sixth Circuit affirmed such stay. The four state court lawsuits also allege violations of various state statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. The state lawsuits were consolidated for discovery purposes and defendants filed a motion for summary judgment covering all four state lawsuits. In July 1998, the state court certified a plaintiff class of all persons and entities who purchased shares of common stock of CompuServe between April 18, 1996 and July 16, 1996 pursuant to the initial public offering or on the open market, and who were damaged thereby, excluding the named defendants and their affiliates. The named plaintiffs in three of the state court cases were designated class representatives.

         On July 24, 2000, after the end of fiscal year 2000, the class representatives and the defendants in the class action pending in state court, by their authorized counsel, entered into a Stipulation of Settlement, pursuant to which the defendants will pay a gross settlement amount of $9.5 million in exchange for dismissal of the class action suit and a release of all claims. Payment of plaintiffs' attorneys' fees and expenses are to be paid out of the gross settlement fund. The gross settlement fund will be paid in its entirety by the Company's insurance carrier. Among other things, the settlement is subject to certain contingencies relating to the number of class members that choose to exclude themselves from the settlement and the final approval of the settlement by the court. The Stipulation is not an admission of the validity of any claim or any fact alleged by the plaintiffs and defendants continue to deny any wrongdoing and any liability. The Stipulation states that the defendants consider it desirable to settle to avoid further expense, inconvenience, and delay, and to put to rest all controversy concerning all claims.

         As a part of the sale of its interest in CompuServe, the Company agreed to indemnify WorldCom and CompuServe against 80.1% of any losses and expenses incurred by them with respect to these lawsuits. In the opinion of management, the ultimate resolution of these suits through the agreed upon settlement or otherwise will not have a material adverse impact on the Company's consolidated financial position or results of operations. The lawsuits discussed herein were reported in the Company's Forms 10-Q for the first, second and third quarters of fiscal year 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended April 30, 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

         The names, ages and principal occupations (for the past five years) of the executive officers of the Company, each of whom has been elected to serve at the discretion of the Board of Directors of the Company, are:

         Name and age                                                           Office(s)
         ------------                                                           ----------

Henry W. Bloch (77)                                  Chairman  of the Board  since  August  1989;  Chief  Executive
                                                     Officer  from August  1989  through  July 1992;  Member of the
                                                     Board of Directors since 1955.  See Note 1.

Frank L. Salizzoni (62)                              Chief  Executive  Officer  since  June 1996;  President,  from
                                                     June  1996  through  September  1999;  Member  of the Board of
                                                     Directors since 1988. See Note 2.

Mark A. Ernst (42)                                   President  of  the  Company  since   September   1999;   Chief
                                                     Operating   Officer  since  September  1998;   Executive  Vice
                                                     President from September 1998 until  September  1999. See Note
                                                     3.

David F. Byers (37)                                  Senior Vice President and Chief  Marketing  Officer since June
                                                     1999.  See Note 4.

Frank J. Cotroneo (41)                               Senior  Vice  President  and  Chief  Financial  Officer  since
                                                     February 2000.  See Note 5.

Gene S. Goldenberg (55)                              Senior  Vice  President,   Software  and   E-Commerce,   Block
                                                     Financial  Corporation,  since July 1999;  Vice  President and
                                                     Publisher in Charge of Software


         Name and age                                                           Office(s)
         ------------                                                           ----------

                                                     Operations,  Block  Financial  Corporation,  July 1995 to July
                                                     1999.  See Note 6.

Stephanie R. Otto (39)                               Senior Vice President,  Human  Resources  effective July 2000;
                                                     Vice President, Human Resources August 1999
                                                     through  June  2000;  Vice  President,  National  Director  of
                                                     Finance,  HRB Business  Services,  Inc.,  October 1998 through
                                                     August 1999;  Director,  Internal  Audit,  December 1995 until
                                                     October 1998.

James D. Rose (49)                                   Senior Vice  President  and Chief  Information  Officer  since
                                                     July 1999; Vice President and Chief  Information  Officer from
                                                     June 1997 through June 1999. See Note 7.

Robert E. Dubrish (48)                               President  and Chief  Executive  Officer,  Option One Mortgage
                                                     Corporation,  since March 1996;  Executive  Vice President and
                                                     Chief  Operating  Officer,  Option One  Mortgage  Corporation,
                                                     from December 1992 until March 1996.  See Note 8.

David J. Kasper (48)                                 President,   Financial   Services   Group,   Block   Financial
                                                     Corporation, since February 2000.  See Note 9.

Jeffery W. Yabuki (40)                               President,  H&R  Block  International  since  September  1999.
                                                     See Note 10.

Thomas L. Zimmerman (50)                             President,  H&R Block Tax  Services,  Inc.,  since  June 1996;
                                                     Executive  Vice  President,  Field  Operations,  H&R Block Tax
                                                     Services, Inc. from May 1994 through May 1996.

Cheryl L. Givens (34)                                Vice  President  and  Corporate  Controller  since  July 1998;
                                                     Assistant  Vice  President  and  Assistant   Controller   from
                                                     October  1996 until July 1998;  Assistant  Vice President  and
                                                     Corporate  Controller  from  June  1996  until  October  1996;
                                                     Corporate Accounting Manager from May 1994 until May 1996.

James H. Ingraham (46)                               Vice  President,  General  Counsel since July 1999;  Secretary since June 1990;  Vice  President,  Legal  from  October  1996 through June 1999;  Assistant Vice President,  Corporate Legal
                                                     and Human  Resources  from  December  1995 until October 1996;
                                                     Assistant Vice  President,  Legal from May 1994 until December
                                                     1995.

         Name and age                                                           Office(s)
         ------------                                                           ----------

Linda M. McDougall (47)                              Vice  President,  Communications  since July  1999;  Assistant
                                                     Vice  President,  Communications  from  November  1995 through
                                                     June 1999.  See Note 11.

Brian N. Schell (34)                                 Vice President and Treasurer  since  December  1997;  Director
                                                     of  Investor   Relations   since  November   1996;   Assistant
                                                     Treasurer  from November 1996 until  December  1997;  Director of Corporate Development from May 1995 until December 1997.

Robert A. Weinberger (56)                            Vice President, Government Relations, since March 1996.

Bret G. Wilson (41)                                  Vice  President,  Corporate  Planning  and  Development  since
                                                     September 1999; Vice President,  Corporate  Development,  from
                                                     December 1997 until September  1999; Vice President,  Mortgage
                                                     Operations,  Block  Financial  Corporation,  since March 1997;
                                                     Vice  President,   Corporate  Counsel  and  Secretary,   Block
                                                     Financial Corporation, from June 1994 until March 1997.

Robert D. Wilson (41)                                Vice  President,  Business  Development  since July 1999; Vice
                                                     President,  Tax Services  Marketing,  H&R Block Tax  Services,
                                                     Inc., from September 1998 through
                                                     June 1999;  Assistant Vice President,  Marketing, H&R Block Tax
                                                     Services,  Inc.,  from  February  1996 until  September  1998.
                                                     See Note 12.

Note 1: Mr. Bloch will retire as Chairman of the Board of Directors and as a director in September 2000.

Note 2: The Board of Directors of the Company has approved a succession plan pursuant to which Mr. Salizzoni will serve as Chairman of the Board and Chief Executive Officer of the Company from September 13, 2000 through December 31, 2000, and as Chairman of the Board thereafter. Mr. Salizzoni was President and Chief Operating Officer of USAir Group, Inc. and USAir, Inc. from March 1994 until April 1996. He served as Chairman of the Board of CompuServe Corporation from October 1996 until January 1998.

Note 3: The Board of Directors of the Company has approved a succession plan pursuant to which Mr. Ernst will become President and Chief Executive Officer of the Company effective January 1, 2001. Mr. Ernst served as Senior Vice President, Third Party and International Distribution for American Express Company, Minneapolis, Minnesota, from July 1997 until June 1998; Senior Vice President, WorkPlace Financial Services,

                  American Express Company, from November 1995 until July 1997 and Vice President, Retail Services Group, American Express Company, from December 1993 until November 1995.

Note 4: Mr. Byers was employed by Foote, Cone and Belding, an advertising agency in San Francisco, California, from June 1987 until May 1999, most recently serving as the Senior Vice President and Director of Business Development.

Note 5: Mr. Cotroneo served as the Chief Financial Officer of MasterCard International, Inc., New York, New York from 1996 to February 2000 and as Regional Financial Officer, MasterCard International, Inc., Singapore, from 1992 to 1996.

Note 6: Mr. Goldenberg was employed by The Kiplinger Washington Editors, Inc., in Washington, DC from 1985 through July 1995, most recently serving as Director, New Product Development.

Note 7: Mr. Rose served as Vice President, Chief Information Officer, Integon Insurance Corporation, Winston-Salem, North Carolina, from May 1996 until June 1997, and as Director of Information Systems, National Association of Insurance Commissioners, Kansas City, Missouri, from November 1987 until May 1996.

Note 8: Block Financial Corporation acquired Option One Mortgage Corporation on June 17, 1997, at which time Mr. Dubrish became an employee of a subsidiary of the Company.

Note 9: Mr. Kasper was Executive Vice President, National Sales Manager, Norwest Investment Services, Inc., Minneapolis, Minnesota from 1998 to February 2000; and Senior Vice President, Regional Sales Manager, Norwest Investment Services, Inc., from 1989 to 1998.

Note 10: Mr. Yabuki served as President and Chief Executive Officer of American Express Tax & Business Services, Inc., New York, New York, from 1998 to September 1999; Vice President, Mergers and Acquisitions, American Express, Minneapolis, Minnesota, from 1996 to 1998; and Regional Vice President, American Express Tax & Business Services, Inc., Los Angeles, California and Minneapolis, Minnesota, from 1991 to 1996.

Note 11: Ms. McDougall was the District Manager, Creative Services for AT&T Corp., Basking Ridge, New Jersey, from September 1993 until October 1995.

Note 12: Mr. Robert Wilson was Senior Product Manager for Thompson*Minwax from September 1993 until February 1996.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The information called for by this item is contained in part in the Company's annual report to security holders for the fiscal year ended April 30, 2000, under the heading "Common Stock Data," and is hereby incorporated by reference. The Company's Common Stock is traded principally on the New York Stock Exchange. The Company's Common Stock is also traded on the Pacific Stock Exchange. On June 12, 2000, there were 33,305 shareholders of record of the Company.

ITEM 6.   SELECTED FINANCIAL DATA.

         The information called for by this item is contained in the Company's annual report to security holders for the fiscal year ended April 30, 2000, under the heading "Selected Financial Data," and is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information called for by this item is contained in the Company's annual report to security holders for the fiscal year ended April 30, 2000, under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," and is hereby incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

GENERALLY

         In the operations of its subsidiaries and the reporting of its consolidated financial results, the Company is affected by changes in interest rates and currency exchange rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to:

         - interest rates on debt, cash equivalents, available-for-sale securities, trading securities, mortgage loan origination commitments, investments in mortgage loans for resale or securitization and residual interests in securitizations; and

         - foreign exchange rates, generating translation gains and losses


         Changes in interest rates and/or exchange rates have not, and are not expected to, materially impact the consolidated financial position, results of operations or cash flows of the Company.

         The Company and its subsidiaries have market risk sensitive instruments entered into for "non-trading" and "trading" purposes. The Company's broker-dealers hold marketable securities for trading purposes.

NON-TRADING

         INTEREST RATES

         The debt portfolio, rate-sensitive assets and related interest rate risk are managed centrally by the office of the Chief Financial Officer of the Company by taking into consideration investment opportunities and risks, tax consequences and the financing strategies approved by the Finance Committee of the Company's Board of Directors.

         The available-for-sale investment portfolios of the Company and its subsidiaries at April 30, 2000, primarily consisted of cash equivalents and available-for-sale securities. Almost 31% of the Company's total cash and available-for-sale securities are classified as long-term, compared to 41% in 1999. A majority of the long-term portfolio is made up of residual interests in securitizations, 70% in 2000 and 54% in 1999. Assuming all cash equivalents and available-for-sale securities (excluding residual interests) held at year-end were variable rate investments, a 50 basis point change in interest (an approximate 10% decline in interest rates) would negatively impact consolidated pretax earnings by approximately $1.9 million, or about one-half percent. In fiscal 1999, a 50 basis point change in interest (an approximate 10% decline in interest rates) would have negatively impacted 1999 consolidated pretax earnings by approximately $2 million, or about one-half percent.

         The residual interests in securitizations are exposed to interest rate risk related to the sensitivity of the residual interests to prepayments. A mortgage borrower has the option to prepay a mortgage loan at any time. This risk tends to increase when interest rates fall due to the benefits of refinancing. Since the future prepayment behavior of the mortgages is uncertain, the interest rate sensitivity of these residual interests can not be exactly determined. Management has developed a number of assumptions for use in its cash flow model to determine market value. Depending on the product or behavior in question, each assumption will reflect some combination of market data, research analysis and business judgment.

         Under its risk management strategy, the Company may hedge its interest rate risk related to its fixed-rate mortgage portfolio and debt by selling short FNMA mortgage-backed securities and utilizing forward commitments. It is the Company's policy to utilize these financial instruments only for the purpose of offsetting or reducing the risk of loss associated with a defined or quantified exposure. They are purchased from certain broker-dealer counterparties. If the counterparties do not fulfill their obligations, the Company may be exposed to risk. As the risk of default depends on the creditworthiness of the counterparty, the Company's policy requires that such transactions may be entered into only with counterparties that are rated A or better (or an equivalent rating) by recognized rating agencies. As a matter of practice, the Company has limited the counterparties to major banks and financial institutions meeting such standards. All interest rate contracts conform to the standard International Swaps and Derivatives Association, Inc. documentation.

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

         The Company's long-term debt consists primarily of fixed-rate Senior notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings.

         The Company's broker-dealers hold interest bearing receivables from customers, brokers, dealers and clearing organizations which consist primarily of amounts due on margin and cash transactions and are generally short-term in nature. Because the Company funds these short-term assets with short-term variable rate liabilities from customers, brokers and dealers, the Company is not significantly exposed to interest rate risk in this area. As a result, any change in interest rate would not materially impact the Company's consolidated pretax earnings.

         FOREIGN EXCHANGE RATES

         The operation of the Company's subsidiaries in international markets provides exposure to volatile movements in currency exchange rates. The currencies involved are the Canadian dollar, the Australian dollar and the British pound. International tax operations constituted approximately 1.2% of the Company's fiscal year 2000 consolidated pretax earnings, compared to 1% in fiscal 1999. As currency exchange rates change, translation of the financial results of International tax operations into U.S. dollars does not presently materially affect, and has not historically materially affected, the consolidated financial results of the Company, although such changes do affect the year-to-year comparability of the operating results of the international businesses.

         The Company does not hedge translation risks because (1) cash flows from international operations are generally reinvested locally and (2) the minimal exposure to material volatility to reported earnings does not justify the cost.

         The Company estimates that a 10% change in foreign exchange rates by itself would impact reported pretax earnings from continuing operations by approximately $425,000. Such impact represents approximately 9% of the pretax earnings of International tax operations for fiscal year 2000, and approximately
 .10% of the Company's pretax earnings for such year. In fiscal 1999, a 10% change in interest rates would have impacted fiscal 1999 pretax earnings by approximately $200,000 or .05 percent.

TRADING

         The Company's trading portfolio is effected by changes in market rates/prices. The risk is the loss of earnings arising from adverse changes in the value of the trading portfolio. The Company's broker-dealers hold the trading portfolio at quoted market prices and such represents .8% of the Company's total assets. The market value of the Company's trading portfolio at April 30, 2000 was approximately $45.4 million. The impact of a 10% change in the market value of these investments would be approximately $4.5 million, or about 1.1% of consolidated pretax earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information called for by this item and listed at Item 14(a) 1 is contained in the Company's annual report to security holders for the fiscal year ended April 30, 2000, and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been no change in the registrant's accountants during the two most recent fiscal years or any subsequent interim time period.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information called for by this item with respect to directors of the Company and with respect to compliance with Section 16(a) of the Securities Exchange Act is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Company's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2000, and in Item 4a "Executive Officers of the Registrant" in this report, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information called for by this item is contained in the Company's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2000, in the sections entitled "Directors' Meetings, Compensation and Committees" and "Compensation of Executive Officers," and is incorporated herein by reference, except that information contained in the section entitled "Compensation of Executive Officers" under the subtitles "Performance Graph" and "Compensation Committee Report on Executive Compensation" is not incorporated herein by reference and is not to be deemed "filed" as part of this filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information called for by this item is contained in the Company's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2000, in the section titled "Election of Directors" and in the section titled "Information Regarding Security Holders," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by this item is contained in the Company's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2000, in the section titled "Election of Directors," and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      1.       Financial Statements

                           The following consolidated financial statements of H&R Block, Inc., and subsidiaries are incorporated by reference from the Company's annual report to security holders for the fiscal year ended April 30, 2000:

                                                                  Page
         Consolidated Statements of Earnings                       21
         Consolidated Balance Sheets                               22
         Consolidated Statements of Cash Flows                     23
         Consolidated Statements of Stockholders' Equity           24
         Notes to Consolidated Financial Statements                25
         Quarterly Financial Data                                  39
         Report of Independent Accountants                         42

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

3.       Exhibits

3.1 Restated Articles of Incorporation of H&R Block, Inc., as amended, filed as Exhibit 3(b) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1996, are incorporated herein by reference.

3.2      Amended and Restated Bylaws of H&R Block, Inc., as amended, filed as
         Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1999, are incorporated herein by reference.

4.1 Indenture dated as of October 20, 1997, among H&R Block, Inc., Block Financial Corporation and Bankers Trust Company, as Trustee, filed as
         Exhibit 4(a) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1997, is incorporated herein by reference.

4.2 First Supplemental Indenture, dated as of April 18, 2000, among H&R Block, Inc., Block Financial Corporation, Bankers Trust Company and the Bank of New York, filed as Exhibit 4(a) to the Company's current report on Form 8-K dated April 13, 2000, is incorporated herein by reference.

4.3 Form of 6 3/4% Senior Note due 2004 of Block Financial Corporation, filed on October 23, 1997 as Exhibit 2.2 to the Company's current report on Form 8-K, is incorporated herein by reference.

4.4 Form of 8.50% Senior Note due 2007 of Block Financial Corporation, filed as Exhibit 4(b) to the Company's current report on Form 8-K dated April 13, 2000, is incorporated herein by reference.

4.5 Copy of Rights Agreement dated March 25, 1998 between H&R Block, Inc. and ChaseMellon Shareholder Services, L.L.C., filed on July 22, 1998 as
         Exhibit 1 to the Company's Registration Statement on Form 8-A, is incorporated herein by reference.

4.6 Form of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(e) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, is incorporated by reference.

4.7 Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(j) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1998 is incorporated by reference.

4.8 Form of Certificate of Designation, Preferences and Rights of Delayed Convertible Preferred Stock of H&R Block, Inc., filed as Exhibit 4(f) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, is incorporated by reference.

10.1 The Company's 1993 Long-Term Executive Compensation Plan, as amended through September 8, 1999, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1999, is incorporated herein by reference.

10.2 The H&R Block Deferred Compensation Plan for Directors, as amended through March 9, 1994.

10.3 Amendment No. 2 to H&R Block Deferred Compensation Plan for Directors, filed as Exhibit 10(c) to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1997, is incorporated herein by reference.

10.4 Amendment No. 3 to H&R Block Deferred Compensation Plan for Directors, filed as Exhibit 10(c) to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1997, is incorporated herein by reference.

10.5 Amendment No. 4 to H&R Block Deferred Compensation Plan for Directors, filed as Exhibit 10(d) to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1997, is incorporated herein by reference.

10.6 Amendment No. 5 to H&R Block Deferred Compensation Plan for Directors, filed as Exhibit 10(c) to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1998, is incorporated herein by reference.

10.7 Amendment No. 6 to H&R Block Deferred Compensation Plan for Directors, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2000, is incorporated by reference.

10.8 The H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1999, is incorporated herein by reference.

10.9 Amendment No. 1 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, filed as Exhibit 10.2.to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1999, is incorporated herein by reference.

10.10 Amendment No. 2 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1999, is incorporated herein by reference.

10.11 Amendment No. 3 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, filed as Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1999, is incorporated herein by reference.

10.12 Amendment No. 4 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2000, is incorporated herein by reference.

10.13 The H&R Block Short-Term Incentive Plan, filed as Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1996, is incorporated herein by reference.

10.14 The Company's 1989 Stock Option Plan for Outside Directors, as amended, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1998, is incorporated herein by reference.

10.15 The H&R Block Stock Plan for Non-Employee Directors, filed as Exhibit 10(e) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1997, is incorporated herein by reference.

10.16 Employment Agreement dated October 11, 1996, between the Company and Frank L. Salizzoni, filed as Exhibit 10(b) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1996, is incorporated herein by reference.

10.17    Employment Agreement dated July 16, 1998, between the Company and Mark
         A. Ernst, filed as Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1998, is incorporated herein by reference.

10.18 Employment Agreement dated January 20, 1998, between H&R Block Tax Services, Inc, and Thomas L. Zimmerman, filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2000, is incorporated herein by reference.

10.19 Employment Agreement dated September 7, 1999, between HRB Management, Inc. and Jeffery Yabuki, filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2000, is incorporated herein by reference.

10.20 Employment Agreement dated January 26, 2000, between HRB Management, Inc. and Frank J. Cotroneo, filed as Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2000, is incorporated herein by reference.

10.21 Employment Agreement dated January 31, 2000, between Block Financial Corporation and David J. Kasper.

10.22 Employment Agreement dated May 15, 1998, between Terrence E. Putney and DMJK Business Services, Inc.

10.23 Senior Managing Director Employment Agreement dated August 2, 1999, between RSM McGladrey, Inc. and Thomas G. Rotherham.

10.24 Agreement dated February 21, 2000, between HRB Management, Inc. and Ozzie Wenich.

10.25 Asset Purchase Agreement dated June 28, 1999 by and among H&R Block, Inc., MGP Business Services, Inc., HRB Business Services, Inc., McGladrey & Pullen, LLP, MP Active Partner Trust, Clifford Newman, Trustee, and MP Retired Partner Trust, Clifford Newman, Trustee, filed as Exhibit 10.1 to the Company's Form 8-K on July 8, 1999, is incorporated herein by reference.

10.26 Stock Purchase Agreement dated August 31, 1999 among Block Financial Corporation, H&R Block, Inc., OLDE Financial Corporation, Financial Marketing Services, Inc. and the Shareholders of OLDE Financial Corporation and Financial Marketing Services, Inc., filed as Exhibit
         10.1 to the Company's Form 8-K filed September 10, 1999, is incorporated herein by reference.

12 Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2000.

13 That portion of the annual report to security holders for the fiscal year ended April 30, 2000 which is expressly incorporated by reference in this filing. Portions of such annual report to security holders not expressly incorporated by this reference in this filing are not deemed "filed" with the Commission.

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

         21      Subsidiaries of the Company.

         23.1    Consent of PricewaterhouseCoopers LLP, Certified Public
                 Accountants.

         23.2    Consent of Deloitte & Touche LLP, Certified Public Accountants.

         27      Financial Data Schedule.

(b)      Reports on Form 8-K.

         (1) The Company filed a current report on Form 8-K/A on February 14, 2000 to file certain audited Financial Statements of OLDE Financial Corporation and unaudited pro forma consolidated financial statements of H&R Block, Inc., in connection with the acquisition of OLDE Financial Corporation. Certain consents of PricewaterhouseCoopers, LLP, Certified Public Accountants Deloitte & Touch LLP, Certified Public Accountants; and Ernst & Young LLP, Certified Public Accounts were included as Exhibit 23.1, and the press release dated December 1, 1999 announcing the completion of the acquisition of OLDE Financial and Financial Marketing Services, Inc. was included as Exhibit 99.1.

         (2) The Company filed a current report on form 8-K on April 7, 2000, to file as exhibits certain consents of PricewaterhouseCoopers, LLP, Certified Public Accountants; Deloitte & Touche LLP, Certified Public Accountants; and Ernst & Young, LLP, Certified Public Accountants. No financial statements were filed as a part of the Form 8-K.

         (3) The Company filed a current report on Form 8-K on April 17, 2000, to file as exhibits certain documents relating to 8.50% Senior Notes Due 2007 to be issued by Block Financial Corporation, an indirect, wholly-owned subsidiary of the Company. No financial statements were filed as a part of the Form 8-K.

                 Except for the Form 8-K/A filed on February 14, 2000, and the Forms 8-K filed on April 7, 2000 and 17, 2000, the Company did not file any reports on Form 8-K during the fourth quarter of the year ended April 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                H&R BLOCK, INC.


         July 28, 2000       By /s/ Frank L. Salizzoni
                                -----------------------
                                Frank L. Salizzoni
                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signature                                               Title
/s/ Frank L. Salizzoni                                  Chief Executive Officer and
------------------------------------
Frank L. Salizzoni                                      Director (principal executive officer)

/s/ G. Kenneth Baum                                     Director
------------------------------------
G. Kenneth Baum

/s/Henry W. Bloch                                       Director
------------------------------------
Henry W. Bloch

/s/ Robert E. Davis                                     Director
------------------------------------
Robert E. Davis

/s/ Donna R. Ecton                                      Director
------------------------------------
Donna R. Ecton

/s/ Mark A. Ernst                                       Director
------------------------------------
Mark A. Ernst

/s/ Henry F. Frigon                                     Director
------------------------------------
Henry F. Frigon

/s/ Roger W. Hale                                       Director
------------------------------------
Roger W. Hale

/s/ Louis W. Smith                                      Director
------------------------------------
Louis W. Smith

/s/ Morton I. Sosland                                   Director
------------------------------------
Morton I. Sosland

                      (Signed as to each on July 28, 2000)


         Signature                                               Title


/s/ Frank J. Cotroneo                                   Senior Vice President and Chief Financial
---------------------------------
Frank J. Cotroneo                                       Officer  (principal financial officer)


/s/ Cheryl L. Givens                                    Vice President and Corporate Controller
----------------------------------
Cheryl L. Givens                                        (principal accounting officer)

                      (Signed as to each on July 28, 2000)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
H&R Block, Inc.

Our audits of the consolidated financial statements referred to in our report dated June 20, 2000 appearing in the 2000 Annual Report to Shareholders of H&R Block, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the information as of and for the years ended April 30, 2000 and April 30, 1999 presented in the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information as of and for the years ended April 30, 2000 and 1999 set forth therein when read in conjunction with the related consolidated financial statements. The information included in the financial statement schedule as of and for the year ended April 30, 1998 was audited by other independent accountants whose report dated June 16, 1998 and July 12, 1999 (as to the effects of the discontinued credit card operations described in the note to the consolidated financial statements on the sale of subsidiaries) expressed an unqualified opinion on that information.

/s/  PricewaterhouseCoopers LLP

Kansas City, Missouri
June 20, 2000

INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE



Board of Directors and Shareholders
H&R Block, Inc.
Kansas City, Missouri

We consent to the incorporation by reference in Post-Effective Amendment No. 4 to Registration Statement No. 33-185 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issued under the 1984 Long-Term Executive Compensation Plan) on Form S-8; Registration Statement No. 33-33889 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issuable under the 1989 Stock Option Plan for Outside Directors) on Form S-8; Registration Statement No. 33-54989 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issued under the 1993 Long-Term Executive Compensation Plan) on Form S-8; Registration Statement No. 33-64147 of H&R Block, Inc. and subsidiaries (relating to shares of Delayed Convertible Preferred Stock issuable under the Spry, Inc. 1995 Stock Option Plan) on Form S-8; Registration Statement No. 333-62515 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issuable under the Third Stock Option Plan for Seasonal Employees) on Form S-8; Registration Statement No. 333-42143 of H&R Block, Inc. and subsidiaries (relating to shares of Common Stock issued under the H&R Block Stock Plan for Non-Employee Directors) on Form S-8; and Registration Statements Nos. 333-33655 and 333-33655-01 of Block Financial Corporation and H&R Block, Inc., respectively, (relating to debt securities of Block Financial Corporation) on Form S-3 of our report dated June 16, 1998 (July 12, 1999 as to the effects of the discontinued credit card operations described in the note on the sale of subsidiaries), appearing in this Annual Report on Form 10-K of H&R Block, Inc. and subsidiaries for the year ended April 30, 2000.

Our audit of the consolidated financial statements referred to in our aforementioned report also included the 1998 financial statement schedule of H&R Block, Inc., and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such 1998 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
July 27, 2000

                                 H&R BLOCK, INC.
                                AND SUBSIDIARIES

                SCHEDULE VII - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED APRIL 30, 2000, 1999 AND 1998




                                                             Additions
                                                  ---------------------------------
                                  Balance           Charged to                                                  Balance
                                 Beginning          Costs and           Charged                                 At End
       Description               Of Period           Expenses           To Other         Deductions            Of Period
--------------------------    ----------------    ---------------     -------------    ----------------    ------------------

Allowance for Doubtful
Accounts - deducted from
accounts receivable in
the balance sheet
          2000                    $61,872,000        $51,719,000           --              $63,230,000           $50,361,000
                              ================    ===============     =============    ================    ==================
          1999                    $45,314,000        $71,662,000           --              $55,104,000           $61,872,000
                              ================    ===============     =============    ================    ==================
          1998                    $30,144,000        $75,171,000           --              $60,001,000           $45,314,000
                              ================    ===============     =============    ================    ==================
