Form 10-Q
period 2000-07-31
H&R BLOCK INC
filed 2000-09-13
CIK 12659

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

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

The number of shares outstanding of the registrant's Common Stock, without par value, at September 1, 2000 was 91,524,900 shares.

                                TABLE OF CONTENTS



                                                                                                              Page
                                                                                                              ----
PART I          Financial Information

                Consolidated Balance Sheets
                   July 31, 2000 and April 30, 2000 .......................................................    1

                Consolidated Statements of Operations
                   Three Months Ended July 31, 2000 and 1999 ..............................................    2

                Consolidated Statements of Cash Flows
                   Three Months Ended July 31, 2000 and 1999 ..............................................    3

                Notes to Consolidated Financial Statements ................................................    4

                Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................................................    8

                Quantitative and Qualitative Disclosures about Market Risk.................................   12

PART II         Other Information..........................................................................   13

SIGNATURES.................................................................................................   15

                                 H&R BLOCK, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                                                                                       JULY 31,           APRIL 30,
                                                                                                        2000                2000
                                                                                                        ----                ----
                              ASSETS                                                                 (UNAUDITED)          (AUDITED)
CURRENT ASSETS
    Cash and cash equivalents                                                                      $   219,718          $   379,901
    Marketable securities - available-for-sale                                                          20,077               16,966
    Marketable securities - trading                                                                     44,359               45,403
    Receivables from customers, brokers, dealers and clearing organ-
       izations, less allowance for doubtful accounts of $801 and $759                               2,738,536            2,857,379
    Receivables, less allowance for doubtful accounts of $45,490
       and $49,602                                                                                     342,446              434,722
    Prepaid expenses and other current assets                                                          146,529              129,172
                                                                                                   -----------          -----------
       TOTAL CURRENT ASSETS                                                                          3,511,665            3,863,543

INVESTMENTS AND OTHER ASSETS
    Investments in available-for-sale marketable securities                                            227,394              176,395
    Excess of cost over fair value of net tangible assets acquired,
       net of amortization                                                                           1,071,053            1,095,074
    Other                                                                                              312,480              303,672
                                                                                                   -----------          -----------
                                                                                                     1,610,927            1,575,141
PROPERTY AND EQUIPMENT, at cost less accumulated
    depreciation and amortization                                                                      253,109              260,666
                                                                                                   -----------          -----------
                                                                                                   $ 5,375,701          $ 5,699,350
                                                                                                   ===========          ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                                  $   640,076          $   283,797
    Accounts payable to customers, brokers and dealers                                               2,398,795            2,570,200
    Accounts payable, accrued expenses and deposits                                                    193,217              222,362
    Accrued salaries, wages and payroll taxes                                                           66,910              173,333
    Accrued taxes on earnings                                                                          112,482              202,779
    Current portion of long-term debt                                                                   70,582               67,978
                                                                                                   -----------          -----------
       TOTAL CURRENT LIABILITIES                                                                     3,482,062            3,520,449

LONG-TERM DEBT                                                                                         869,931              872,396
OTHER NONCURRENT LIABILITIES                                                                            91,660               87,916
STOCKHOLDERS' EQUITY
    Common stock, no par, stated value $.01 per share                                                    1,089                1,089
    Additional paid-in capital                                                                         421,601              420,594
    Retained earnings                                                                                1,199,273            1,277,324
    Accumulated other comprehensive income (loss)                                                      (23,342)             (26,241)
                                                                                                   -----------          -----------
                                                                                                     1,598,621            1,672,766
    Less cost of 17,451,033 and 10,937,683 shares of common stock
       in treasury                                                                                     666,573              454,177
                                                                                                   -----------          -----------
                                                                                                       932,048            1,218,589
                                                                                                   -----------          -----------
                                                                                                   $ 5,375,701          $ 5,699,350
                                                                                                   ===========          ===========


                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                                          THREE MONTHS ENDED
                                                                                                          ------------------
                                                                                                                JULY 31,
                                                                                                                --------
                                                                                                   2000                       1999
                                                                                                   ----                       ----
REVENUES
     Service revenues                                                                            $ 231,224                $  73,503
     Product revenues                                                                               53,759                   44,192
     Royalties                                                                                       1,161                      930
     Other                                                                                          34,469                    2,935
                                                                                                 ---------                ---------
                                                                                                   320,613                  121,560
                                                                                                 ---------                ---------
OPERATING EXPENSES
     Employee compensation and benefits                                                            146,540                   75,352
     Occupancy and equipment                                                                        60,224                   40,634
     Interest                                                                                       79,701                   11,474
     Depreciation and amortization                                                                  47,457                   18,400
     Marketing and advertising                                                                       9,774                    5,220
     Supplies, freight and postage                                                                   7,579                    4,192
     Bad debt                                                                                        5,521                    4,188
     Other                                                                                          56,511                   24,563
                                                                                                 ---------                ---------
                                                                                                   413,307                  184,023
                                                                                                 ---------                ---------

Operating loss                                                                                     (92,694)                 (62,463)

OTHER INCOME
     Investment income, net                                                                          2,719                    2,651
     Other, net                                                                                        (18)                      15
                                                                                                 ---------                ---------
                                                                                                     2,701                    2,666

Loss before income tax benefit                                                                     (89,993)                 (59,797)

Income tax benefit                                                                                 (38,247)                 (22,723)
                                                                                                 ---------                ---------

Net loss                                                                                         $ (51,746)               $ (37,074)
                                                                                                 =========                =========


Weighted average number of common shares outstanding                                                93,261                   97,713
                                                                                                 =========                =========

Basic and diluted net loss per share                                                             $    (.55)               $    (.38)
                                                                                                 =========                =========

Dividends per share                                                                              $    .275                $     .25
                                                                                                 =========                =========


                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         UNAUDITED, AMOUNTS IN THOUSANDS


                                                                                        THREE MONTHS ENDED
                                                                                        ------------------
                                                                                             JULY 31,
                                                                                             --------
                                                                                      2000              1999
                                                                                      ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $      (51,746)   $      (37,074)
    Adjustments to reconcile net loss to net cash
          used in operating activities:
       Depreciation and amortization                                                    47,457            18,400
       Provision for bad debt                                                            5,521             4,188
       Accretion of acquisition liabilities                                              3,234             -
       Changes in:
          Receivables from customers, brokers, dealers and
              clearing organizations                                                   118,843             -
          Receivables                                                                   32,989          (113,026)
          Marketable securities - trading                                                1,044             -
          Prepaid expenses and other current assets                                    (17,357)           (7,879)
          Accounts payable to customers, brokers and dealers                          (171,405)            -
          Accounts payable, accrued expenses and deposits                              (29,145)          (53,353)
          Accrued salaries, wages and payroll taxes                                   (106,423)         (137,427)
          Accrued taxes on earnings                                                    (90,297)          (40,706)
          Other, net                                                                    (3,043)           (1,221)
                                                                                --------------    --------------
    NET CASH USED IN OPERATING ACTIVITIES                                             (260,328)         (368,098)
                                                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of available-for-sale securities                                            (536)           (2,967)
    Maturities of available-for-sale securities                                          5,602            21,964
    Purchases of property and equipment, net                                           (11,529)           (2,682)
    Payments made for business acquisitions, net of cash acquired                       (1,036)           (1,509)
    Other, net                                                                          (8,018)           (6,880)
                                                                                --------------    --------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                (15,517)            7,926
                                                                                --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of notes payable                                                     (4,536,830)       (8,920,883)
    Proceeds from issuance of notes payable                                          4,893,109         9,605,977
    Payments on acquisition debt                                                        (2,628)            -
    Dividends paid                                                                     (26,305)          (24,436)
    Payments to acquire treasury shares                                               (213,107)            -
    Proceeds from stock options exercised                                                  231             6,722
    Other, net                                                                           1,192               219
                                                                                --------------    --------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                          115,662           667,599
                                                                                --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (160,183)          307,427
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                   379,901           193,240
                                                                                --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                  $      219,718    $      500,667
                                                                                ==============    ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Income taxes paid                                                           $       51,737    $       18,348
    Interest paid                                                                       67,400            14,621





                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Unaudited, dollars in thousands, except share data

1. The Consolidated Balance Sheet as of July 31, 2000, the Consolidated Statements of Operations for the three months ended July 31, 2000 and 1999, and the Consolidated Statements of Cash Flows for the three months ended July 31, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2000 and for all periods presented have been made.

     Reclassifications have been made to prior year amounts to conform with the current year presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2000 Annual Report to Shareholders.

     Operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Thus, the three-month results are not indicative of results to be expected for the year.

2.   Receivables consist of the following:


                                                                     July 31,          April 30,
                                                                     --------          ---------
                                                                       2000              2000
                                                                       ----              ----
                                                                    (Unaudited)        (Audited)

     Mortgage loans held for sale                                $      158,664    $       163,033
     Business services accounts receivable                              118,308            148,109
     Participation in refund anticipation loans                          40,296             47,581
     Loans to franchisees                                                25,505             24,888
     Other                                                               45,163            100,713
                                                                 --------------    ---------------
                                                                        387,936            484,324
     Allowance for doubtful accounts                                     45,490             49,602
                                                                 --------------    ---------------
                                                                 $      342,446    $       434,722
                                                                 ==============    ===============


3. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

4. Basic and diluted net loss per share is computed using the weighted average number of shares outstanding during each period. Diluted net loss per share excludes the impact of common stock options outstanding of 12,620,903 shares and the conversion of 608 shares of preferred stock to common stock, as they are antidilutive. The weighted average shares outstanding for the first quarter of fiscal 2001 decreased to 93,261,000 from 97,713,000 last year, due to the purchase of treasury shares by the Company during the first three months of fiscal 2001.

5. During the three months ended July 31, 2000 and 1999, the Company issued 18,150 and 196,043 shares, respectively, pursuant to provisions for exercise of stock options under its stock option plans. During the three months ended July 31, 2000, the Company acquired 6,531,500 shares of its common stock at an aggregate cost of $213,107.

6. CompuServe Corporation (CompuServe), certain current and former officers and directors of CompuServe and the Company have been named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio. All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit also alleges certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits is unspecified, but includes pleas for rescission and damages. One Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits were consolidated, the defendants filed a motion to dismiss the consolidated suits, the district court stayed all proceedings pending the outcome of the state court suits, and the United States Court of Appeals for the Sixth Circuit affirmed such stay. The four state court lawsuits also allege violations of various state statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. The state lawsuits were consolidated for discovery purposes and defendants filed a motion for summary judgment covering all four state lawsuits. In July 1998, the state court certified a plaintiff class of all persons and entities who purchased shares of common stock of CompuServe between April 18, 1996 and July 16, 1996 pursuant to the initial public offering or on the open market, and who were damaged thereby, excluding the named defendants and their affiliates. The named plaintiffs in three of the state court cases were designated class representatives.

     On July 24, 2000, the class representatives and the defendants in the class action pending in state court, by their authorized counsel, entered into a Stipulation of Settlement, pursuant to which the defendants will pay a gross settlement amount of $9,500 in exchange for dismissal of the class action suit and a release of all claims. The court preliminarily approved the settlement in August 2000 and notices to the class were mailed and published. The fairness hearing relating to the settlement is scheduled for October 2000. Payment of plaintiffs' attorneys' fees and expenses are to be paid out of the gross settlement fund. The gross settlement fund will be paid in its entirety by the Company's insurance carrier. Among other things, the settlement is subject to certain contingencies relating to the number of class members that choose to exclude themselves from the settlement and the final approval of the settlement by the court. The Stipulation is not an admission of the validity of any claim or any fact alleged by the plaintiffs and defendants continue to deny any wrongdoing and any liability. The Stipulation states that the defendants consider it desirable to settle to avoid further expense, inconvenience, and delay, and put to rest all controversy concerning all claims.

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

7. Summarized financial information for Block Financial Corporation, an indirect, wholly owned subsidiary of the Company, is presented below.




                                                                                    July 31,          April 30,
                                                                                    --------          ---------
                                                                                      2000              2000
                                                                                      ----              ----
                                                                                   (Unaudited)        (Audited)
     Condensed balance sheets:
         Cash and cash equivalents                                              $      118,567    $       256,823
         Finance receivables, net                                                    2,927,282          3,054,792
         Other assets                                                                1,275,153          1,247,710
                                                                                --------------    ---------------
              Total assets                                                      $    4,321,002    $     4,559,325
                                                                                ==============    ===============

         Notes payable                                                          $      640,076    $       283,797
         Long-term debt                                                                745,763            745,600
         Other liabilities                                                           2,707,100          3,304,740
         Stockholder's equity                                                          228,063            225,188
                                                                                --------------    ---------------
              Total liabilities and stockholder's equity                        $    4,321,002    $     4,559,325
                                                                                ==============    ===============


                                                                                        Three months ended
                                                                                        ------------------
                                                                                             July 31,
                                                                                             --------
                                                                                      2000              1999
                                                                                      ----              ----

     Condensed statements of operations:
         Revenues                                                               $      228,830    $        80,718
         Earnings before income taxes                                                    6,054             11,741
         Net earnings                                                                     (964)             6,291



8. The Company sells short FNMA mortgage-backed securities to certain broker-dealer counterparties. The position on certain or all of the fixed rate mortgages is closed, on standard Public Securities Association (PSA) settlement dates, when the Company enters into a forward commitment to sell those mortgages or decides to securitize the mortgages. The effectiveness of the hedge is measured by a historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in the value of the hedged item. If correlation ceases to exist, hedge accounting is terminated and the gains or losses are recorded in revenues. Deferred losses on the FNMA securities hedging instrument amounted to $956 at July 31, 2000. The contract value and the market value of this hedging instrument at July 31, 2000 were $50,112 and $50,235, respectively. There were no forward commitments at July 31, 2000.

9. The Company's comprehensive income is comprised of net earnings (loss), foreign currency translation adjustments and the change in the net unrealized gain or loss on available-for-sale marketable securities. The components of comprehensive income (loss) during the three months ended July 31, 2000 and 1999 were:


                                                                        Three months ended
                                                                        ------------------
                                                                              July 31,
                                                                              --------
                                                                        2000          1999
                                                                        ----          ----

        Net loss                                                        $ (51,746) $ (37,074)
        Change in net unrealized gain (loss) on mkt. securities             4,057        577
        Change in foreign currency translation adjustments                 (1,158)    (1,292)
                                                                        ---------  ---------
        Comprehensive income (loss)                                     $ (48,847) $ (37,789)
                                                                        =========  =========

10. Information concerning the Company's operations by reportable operating segment for the three months ended July 31, 2000 and 1999 is as follows:

                                                                        Three months ended
                                                                        ------------------
                                                                              July 31,
                                                                              --------
                                                                        2000          1999
                                                                        ----          ----

     Revenues:
        U.S. tax operations                                             $ 11,350   $ 13,075
        International tax operations                                       4,899      4,068
        Financial services                                               227,770     79,454
        Business services                                                 76,097     24,179
        Unallocated corporate                                                497        784
                                                                        --------   --------
                                                                        $320,613   $121,560
                                                                        ========   ========

     Earnings (loss):
        U.S. tax operations                                             $(87,870)  $(71,070)
        International tax operations                                      (5,923)    (6,521)
        Financial services                                                34,940     18,826
        Business services                                                 (3,013)      (188)
        Unallocated corporate                                             (4,613)    (3,349)
        Interest expense on long-term debt                               (27,288)    (4,438)
                                                                        --------   --------
                                                                         (93,767)   (66,740)
        Investment income, net                                             2,719      2,651
        Intercompany interest                                              1,055      4,292
                                                                        --------   --------
     Loss before income tax benefit                                     $(89,993)  $(59,797)
                                                                        ========   ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE INFORMATION CONTAINED IN THIS FORM 10-Q AND THE EXHIBITS HERETO MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH STATEMENTS ARE BASED UPON CURRENT INFORMATION, EXPECTATIONS, ESTIMATES AND PROJECTIONS REGARDING THE COMPANY, THE INDUSTRIES AND MARKETS IN WHICH THE COMPANY OPERATES, AND MANAGEMENT'S ASSUMPTIONS AND BELIEFS RELATING THERETO. WORDS SUCH AS "WILL," "PLAN," "EXPECT," "REMAIN," "INTEND," "ESTIMATE," "APPROXIMATE," AND VARIATIONS THEREOF AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE, ARE NOT GUARANTEES OF FUTURE PERFORMANCE, AND INVOLVE CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL OUTCOMES AND RESULTS COULD MATERIALLY DIFFER FROM WHAT IS EXPRESSED, IMPLIED OR FORECAST IN SUCH FORWARD-LOOKING STATEMENTS. SUCH DIFFERENCES COULD BE CAUSED BY A NUMBER OF FACTORS INCLUDING, BUT NOT LIMITED TO, THE UNCERTAINTY OF LAWS, LEGISLATION, REGULATIONS, SUPERVISION AND LICENSING BY FEDERAL, STATE AND LOCAL AUTHORITIES AND THEIR IMPACT ON THE LINES OF BUSINESS IN WHICH THE COMPANY'S SUBSIDIARIES ARE INVOLVED; UNFORESEEN COMPLIANCE COSTS; CHANGES IN ECONOMIC, POLITICAL OR REGULATORY ENVIRONMENTS; CHANGES IN COMPETITION AND THE EFFECTS OF SUCH CHANGES; THE INABILITY TO IMPLEMENT THE COMPANY'S STRATEGIES; CHANGES IN MANAGEMENT AND MANAGEMENT STRATEGIES; THE COMPANY'S INABILITY TO SUCCESSFULLY DESIGN, CREATE, MODIFY AND OPERATE ITS COMPUTER SYSTEMS AND NETWORKS; LITIGATION INVOLVING THE COMPANY; THE INABILITY OF THE COMPANY TO PURCHASE SHARES OF ITS COMMON STOCK PURSUANT TO THE SHARE REPURCHASE PROGRAM AND RISKS DESCRIBED FROM TIME TO TIME IN REPORTS AND REGISTRATION STATEMENTS FILED BY THE COMPANY AND ITS SUBSIDIARIES WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS SHOULD TAKE THESE FACTORS INTO ACCOUNT IN EVALUATING ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 3, respectively.

Working capital decreased to $29.6 million at July 31, 2000 from $343.1 million at April 30, 2000. The working capital ratio at July 31, 2000 is 1.01 to 1, compared to 1.10 to 1 at April 30, 2000. The decrease in working capital and the working capital ratio is primarily due to the increase in short-term borrowings, due to the share repurchase program, dividend payments, the seasonal nature of the Company's U.S. tax operations segment and, to a lesser extent, the Business services segment. Tax return preparation occurs almost entirely in the fourth quarter and has the effect of increasing certain assets and liabilities during this time.

The Company maintains a seasonal line of credit to support short-term borrowing facilities in Canada. The credit limit of this line fluctuates according to the amount of short-term borrowings outstanding during the year.

In the U.S., the Company incurs short-term borrowings throughout the year to fund receivables associated with its mortgage loan and other financial services programs, and seasonal working capital needs. These short-term borrowings in the U.S. are supported by a $1.89 billion back-up credit facility through November 2000, subject to renewal.

In April 2000, the Company entered into third party off-balance sheet financing arrangements and whole-loan sale arrangements for Option One Mortgage Corporation (Option One). The financing, which is not guaranteed by H&R Block, freed up excess cash and short-term borrowing capacity, while providing stability in dealing with the secondary market for mortgage loans. Management anticipates that the negative earnings per share impact of the off-balance sheet financing as a result of higher interest expense will be substantially offset by the share repurchases made during the first quarter of this year.

At July 31, 2000, short-term borrowings increased to $640.1 million from $283.8 million at April 30, 2000. The Company's capital expenditures, dividend payments, share repurchase program and normal operating activities during the first three months were funded through both internally-generated funds and short-term borrowings. For the three months ended July 31, 2000 and 1999, interest expense was $79.7 million and $11.5 million, respectively. The increase in interest expense is due to debt incurred to fund the acquisitions of certain assets of McGladrey & Pullen, LLP in August 1999 and of OLDE in December 1999.

In March 2000, the Company announced its intention to repurchase up to 12 million shares in the open market. At July 31, 2000, 6.9 million shares had been repurchased under this plan. The Company plans to continue to purchase its shares on the open market in accordance with this authorization, subject to various factors including the price of the stock, availability of excess cash, the ability to maintain financial flexibility, securities laws restrictions and other investment opportunities available. However, the Company announced on August 21, 2000 that the Company does not anticipate being as aggressive in its share repurchase program for the reminder of the fiscal year.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

The analysis that follows should be read in conjunction with the table below and the Consolidated Statements of Operations found on page 2.

                  THREE MONTHS ENDED JULY 31, 2000 COMPARED TO
                  --------------------------------------------
                        THREE MONTHS ENDED JULY 31, 1999
                        --------------------------------
                             (AMOUNTS IN THOUSANDS)


                                                        Revenues                          Earnings (loss)
                                            --------------------------------     ------------------------------
                                                  2000              1999              2000              1999
                                                  ----              ----              ----              ----


U.S. tax operations                         $        11,350   $       13,075     $      (87,870)   $     (71,070)

International tax operations                          4,899            4,068             (5,923)          (6,521)

Financial services                                  227,770           79,454             34,940           18,826

Business services                                    76,097           24,179             (3,013)            (188)

Unallocated corporate                                   497              784             (4,613)          (3,349)

Interest expense on acquisition debt                      -                -            (27,288)          (4,438)
                                            ---------------   --------------     --------------    -------------

                                            $       320,613   $      121,560            (93,767)         (66,740)
                                            ===============   ==============

Investment income, net                                                                    2,719            2,651

Intercompany interest                                                                     1,055            4,292
                                                                                 --------------    -------------

                                                                                        (89,993)         (59,797)

Income tax benefit                                                                      (38,247)         (22,723)
                                                                                 --------------    -------------

Net loss                                                                         $      (51,746)   $     (37,074)
                                                                                 ==============    =============



Consolidated revenues for the three months ended July 31, 2000 increased 163.7% to $320.6 million from $121.6 million reported last year. The increase is primarily due to revenues from Financial services of $227.8 million, a 186.7% increase over last year, and Business services, a $51.9 million increase over the prior year. Both increases are due to the first time inclusion of the operations of OLDE and RSM McGladrey, Inc. (RSM), respectively, acquired during fiscal 2000.

The consolidated pretax loss for the first quarter of fiscal 2001 increased to $90.0 million from $59.8 million in the first quarter of last year. The higher loss is attributable to increased interest expense on acquisition debt of $22.9 million related to the OLDE and RSM acquisitions, higher acquired intangibles amortization expense related primarily to the OLDE and RSM acquisitions of $16.7 million and an increase in the U.S. tax operations' pretax loss of $16.8 million. These increased losses were partially offset by Financial services pretax earnings of $34.9 million, which increased $16.1 million over the first quarter of last year.

The Company's performance as measured by earnings before interest (including interest expense on acquisition debt, investment income and interest allocated to operating business units), taxes, depreciation and amortization (EBITDA) improved 56.7% to a negative $19.0 million compared to a negative $43.9 million in the prior year's first quarter.

The net loss was $51.7 million, or $.55 per share, compared to $37.1 million, or $.38 per share, for the same period last year. The per share loss this year was increased by approximately $.03 due to the Company's share repurchase program that resulted in lower investment income and lower shares outstanding for the quarter. The effective income tax rate increased from 38% last year to 42.5% this year as a result of the non-deductible intangible amortization resulting from the OLDE acquisition, and helped reduce this quarter's net loss.

An analysis of operations by reportable operating segments follows.

U.S. TAX OPERATIONS

Revenues decreased 13.2% to $11.4 million from $13.1 million last year, resulting primarily from lower tax preparation fees that are attributable to a decrease in the number of returns prepared.

The pretax loss increased 23.6% to $87.9 million from $71.1 million in the first quarter of last year due to normal operational increases in rent, depreciation and amortization and, to a lesser extent, compensation expenses. Contributing to the increases in rent and depreciation and amortization expenses is an increase in the amount of tax office space maintained under lease during this year's off-season. Due to the nature of this segment's business, first quarter operating results are not indicative of expected results for the entire fiscal year.

INTERNATIONAL TAX OPERATIONS

Revenues increased 20.4% to $4.9 million compared to $4.1 million in the prior year's first quarter. The increase is attributable to increases in tax preparation fees from all areas of International tax operations, including Canada, United Kingdom and Australia.

The pretax loss decreased 9.2% to $5.9 million from $6.5 million last year. The decrease is due to improved results over the prior year primarily in Canada and the United Kingdom related to increased revenues while expenses remained consistent with last year. Due to the nature of this segment's business, first quarter operating results are not indicative of expected results for the entire fiscal year.

FINANCIAL SERVICES

Revenues increased 186.7% to $227.8 million from $79.5 million in the same period last year. The increase is primarily attributable to the first time inclusion of OLDE, which was acquired December 1, 1999 and contributed revenues of $128.3 million for the quarter. For the three months ended July 31, 2000, OLDE's average commission per trade was $63.31 with customer daily average trades of 10,262. Option One Mortgage Corporation (Option One), which includes H&R Block Mortgage Corporation, also contributed $91.5 million in revenues for the quarter, compared to $68.6 million last year. Option One originated and sold or securitized $1.4 billion during the first quarter of fiscal 2001 and $1.4 and $1.3 billion, respectively, during the prior year.

Financial services' pretax earnings increased 85.6% to $34.9 million compared to $18.8 million during the first quarter of fiscal 2000. The increase is primarily due to OLDE, the parent company of H&R Block Financial Advisors (formally, OLDE Discount Corporation), which contributed earnings of $13.9 million. While revenues of Option One and the Company's other mortgage operations increased 27.6%, pretax earnings were only slightly improved over the prior year due primarily to higher interest expense associated with the Company's new third party financing arrangement and narrowing of margins on loan sale transactions.

BUSINESS SERVICES

Revenues increased 214.7% to $76.1 million from $24.2 million in the first quarter of last year. The pretax loss increased to $3.0 million from $188 thousand last year, which includes goodwill amortization of $7.0 million and $1.8 million, respectively. The increase in revenues and pretax loss are primarily due to the inclusion of RSM which was acquired August 2, 1999. Due to the nature of this segment's business, revenues are seasonal, while expenses are relatively fixed throughout the year. Results for the first quarter are not indicative of the expected results for the entire year.

INVESTMENT INCOME, NET

Net investment income of $2.7 million was consistent with the prior year.

UNALLOCATED CORPORATE AND ADMINISTRATIVE

The unallocated corporate and administrative pretax loss for the first quarter increased 37.7% to $4.6 million from $3.3 million in the comparable period last year. The increase is due to higher employee costs and consulting expenses.



                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

There have been no material changes in market risk from those reported at April 30, 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

CompuServe Corporation (CompuServe), certain current and former officers and directors of CompuServe and the Company have been named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio. All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit also alleges certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits is unspecified, but includes pleas for rescission and damages. One Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits were consolidated, the defendants filed a motion to dismiss the consolidated suits, the district court stayed all proceedings pending the outcome of the state court suits, and the United States Court of Appeals for the Sixth Circuit affirmed such stay. The four state court lawsuits also allege violations of various state statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. The state lawsuits were consolidated for discovery purposes and defendants filed a motion for summary judgment covering all four state lawsuits. In July 1998, the state court certified a plaintiff class of all persons and entities who purchased shares of common stock of CompuServe between April 18, 1996 and July 16, 1996 pursuant to the initial public offering or on the open market, and who were damaged thereby, excluding the named defendants and their affiliates. The named plaintiffs in three of the state court cases were designated class representatives.

On July 24, 2000, the class representatives and the defendants in the class action pending in state court, by their authorized counsel, entered into a Stipulation of Settlement, pursuant to which the defendants will pay a gross settlement amount of $9.5 million in exchange for dismissal of the class action suit and a release of all claims. The court preliminarily approved the settlement in August 2000 and notices to the class were mailed and published. The fairness hearing relating to the settlement is scheduled for October 2000. Payment of plaintiffs' attorneys' fees and expenses are to be paid out of the gross settlement fund. The gross settlement fund will be paid in its entirety by the Company's insurance carrier. Among other things, the settlement is subject to certain contingencies relating to the number of class members that choose to exclude themselves from the settlement and the final approval of the settlement by the court. The Stipulation is not an admission of the validity of any claim or any fact alleged by the plaintiffs and defendants continue to deny any wrongdoing and any liability. The Stipulation states that the defendants consider it desirable to settle to avoid further expense, inconvenience, and delay, and put to rest all controversy concerning all claims.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)      Exhibits

        10.1 Amendment to Employment Agreement, dated June 30, 2000, between HRB Management, Inc. and Mark A. Ernst

        (27)     Financial Data Schedule


b)      Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the first quarter of fiscal 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                H&R BLOCK, INC.
                                           ------------------------------------
                                                 (Registrant)



DATE    9/13/00                         BY      /s/ Frank J. Cotroneo
     -------------                         ------------------------------------
                                                  Frank J. Cotroneo
                                              Senior Vice President and
                                               Chief Financial Officer



DATE    9/13/00                         BY     /s/ Cheryl L. Givens
     -------------                         ------------------------------------
                                                 Cheryl L. Givens
                                        Vice President and Corporate Controller