Form 10-Q/A
period 2000-07-31
H&R BLOCK INC
filed 2000-12-15
CIK 12659

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

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
                                                                                                   ===========          ===========


                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                                          THREE MONTHS ENDED
                                                                                                          ------------------
                                                                                                                JULY 31,
                                                                                                                --------
                                                                                                   2000                       1999
                                                                                                   ----                       ----
                                                                                                 (Restated)
REVENUES
     Service revenues                                                                            $ 231,224                $  73,503
     Product revenues                                                                               53,759                   44,192
     Royalties                                                                                       1,161                      930
     Other                                                                                          17,966                    2,935
                                                                                                 ---------                ---------
                                                                                                   304,110                  121,560
                                                                                                 ---------                ---------
OPERATING EXPENSES
     Employee compensation and benefits                                                            146,540                   75,352
     Occupancy and equipment                                                                        60,224                   40,634
     Interest                                                                                       63,198                   11,474
     Depreciation and amortization                                                                  47,457                   18,400
     Marketing and advertising                                                                       9,774                    5,220
     Supplies, freight and postage                                                                   7,579                    4,192
     Bad debt                                                                                        5,521                    4,188
     Other                                                                                          56,511                   24,563
                                                                                                 ---------                ---------
                                                                                                   396,804                  184,023
                                                                                                 ---------                ---------

Operating loss                                                                                     (92,694)                 (62,463)

OTHER INCOME
     Investment income, net                                                                          2,719                    2,651
     Other, net                                                                                        (18)                      15
                                                                                                 ---------                ---------
                                                                                                     2,701                    2,666

Loss before income tax benefit                                                                     (89,993)                 (59,797)

Income tax benefit                                                                                 (38,247)                 (22,723)
                                                                                                 ---------                ---------

Net loss                                                                                         $ (51,746)               $ (37,074)
                                                                                                 =========                =========


Weighted average number of common shares outstanding                                                93,261                   97,713
                                                                                                 =========                =========

Basic and diluted net loss per share                                                             $    (.55)               $    (.38)
                                                                                                 =========                =========

Dividends per share                                                                              $    .275                $     .25
                                                                                                 =========                =========


                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         UNAUDITED, AMOUNTS IN THOUSANDS


                                                                                        THREE MONTHS ENDED
                                                                                        ------------------
                                                                                             JULY 31,
                                                                                             --------
                                                                                      2000              1999
                                                                                      ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $      (51,746)   $      (37,074)
    Adjustments to reconcile net loss to net cash
          used in operating activities:
       Depreciation and amortization                                                    47,457            18,400
       Provision for bad debt                                                            5,521             4,188
       Accretion of acquisition liabilities                                              3,234             -
       Changes in:
          Receivables from customers, brokers, dealers and
              clearing organizations                                                   118,843             -
          Receivables                                                                   32,989          (113,026)
          Marketable securities - trading                                                1,044             -
          Prepaid expenses and other current assets                                    (17,357)           (7,879)
          Accounts payable to customers, brokers and dealers                          (171,405)            -
          Accounts payable, accrued expenses and deposits                              (29,145)          (53,353)
          Accrued salaries, wages and payroll taxes                                   (106,423)         (137,427)
          Accrued taxes on earnings                                                    (90,297)          (40,706)
          Other, net                                                                    (3,043)           (1,221)
                                                                                --------------    --------------
    NET CASH USED IN OPERATING ACTIVITIES                                             (260,328)         (368,098)
                                                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of available-for-sale securities                                            (536)           (2,967)
    Maturities of available-for-sale securities                                          5,602            21,964
    Purchases of property and equipment, net                                           (11,529)           (2,682)
    Payments made for business acquisitions, net of cash acquired                       (1,036)           (1,509)
    Other, net                                                                          (8,018)           (6,880)
                                                                                --------------    --------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                (15,517)            7,926
                                                                                --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of notes payable                                                     (4,536,830)       (8,920,883)
    Proceeds from issuance of notes payable                                          4,893,109         9,605,977
    Payments on acquisition debt                                                        (2,628)            -
    Dividends paid                                                                     (26,305)          (24,436)
    Payments to acquire treasury shares                                               (213,107)            -
    Proceeds from stock options exercised                                                  231             6,722
    Other, net                                                                           1,192               219
                                                                                --------------    --------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                          115,662           667,599
                                                                                --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (160,183)          307,427
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                   379,901           193,240
                                                                                --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                  $      219,718    $      500,667
                                                                                ==============    ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Income taxes paid                                                           $       51,737    $       18,348
    Interest paid                                                                       50,897            14,621





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

     Interest income and interest expense related to certain mortgage loans in fiscal year 2001 were previously reported in the Quarterly Report on Form 10-Q for the period ended July 31, 2000 on a gross basis in Other revenues and Interest expense, respectively. The Company is now reporting in Other revenues on the Consolidated Statements of Operations the interest income from such mortgages net of the related interest expense of $16,503 in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This restatement has no impact on the net loss previously reported.

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
                                                                                ==============    ===============


                                                                                        Three months ended
                                                                                        ------------------
                                                                                             July 31,
                                                                                             --------
                                                                                      2000              1999
                                                                                      ----              ----

     Condensed statements of operations:
         Revenues                                                               $      212,327    $        80,718
         Earnings before income taxes                                                    6,054             11,741
         Net earnings                                                                     (964)             6,291



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
                                                                        =========  =========

10. Information concerning the Company's operations by reportable operating segment for the three months ended July 31, 2000 and 1999 is as follows:

                                                                        Three months ended
                                                                        ------------------
                                                                              July 31,
                                                                              --------
                                                                        2000          1999
                                                                        ----          ----

     Revenues:
        U.S. tax operations                                             $ 11,350   $ 13,075
        International tax operations                                       4,899      4,068
        Financial services                                               211,267     79,454
        Business services                                                 76,097     24,179
        Unallocated corporate                                                497        784
                                                                        --------   --------
                                                                        $304,110   $121,560
                                                                        ========   ========

     Earnings (loss):
        U.S. tax operations                                             $(87,870)  $(71,070)
        International tax operations                                      (5,923)    (6,521)
        Financial services                                                34,940     18,826
        Business services                                                 (3,013)      (188)
        Unallocated corporate                                             (4,613)    (3,349)
        Interest expense on long-term debt                               (27,288)    (4,438)
                                                                        --------   --------
                                                                         (93,767)   (66,740)
        Investment income, net                                             2,719      2,651
        Intercompany interest                                              1,055      4,292
                                                                        --------   --------
     Loss before income tax benefit                                     $(89,993)  $(59,797)
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

In April 2000, the Company entered into third party off-balance sheet financing arrangements and whole-loan sale arrangements for Option One Mortgage Corporation (Option One). The financing, which is not guaranteed by H&R Block, freed up excess cash and short-term borrowing capacity, while providing stability in dealing with the secondary market for mortgage loans. Management anticipates that the negative earnings per share impact of the off-balance sheet financing will be substantially offset by the share repurchases made during the first quarter of this year.

At July 31, 2000, short-term borrowings increased to $640.1 million from $283.8 million at April 30, 2000. The Company's capital expenditures, dividend payments, share repurchase program and normal operating activities during the first three months were funded through both internally-generated funds and short-term borrowings. For the three months ended July 31, 2000 and 1999, interest expense was $63.2 million and $11.5 million, respectively. The increase in interest expense is due to debt incurred to fund the acquisitions of certain assets of McGladrey & Pullen, LLP in August 1999 and of OLDE in December 1999.

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

                  THREE MONTHS ENDED JULY 31, 2000 COMPARED TO
                  --------------------------------------------
                        THREE MONTHS ENDED JULY 31, 1999
                        --------------------------------
                             (AMOUNTS IN THOUSANDS)


                                                        Revenues                          Earnings (loss)
                                            --------------------------------     ------------------------------
                                                  2000              1999              2000              1999
                                                  ----              ----              ----              ----


U.S. tax operations                         $        11,350   $       13,075     $      (87,870)   $     (71,070)

International tax operations                          4,899            4,068             (5,923)          (6,521)

Financial services                                  211,267           79,454             34,940           18,826

Business services                                    76,097           24,179             (3,013)            (188)

Unallocated corporate                                   497              784             (4,613)          (3,349)

Interest expense on acquisition debt                      -                -            (27,288)          (4,438)
                                            ---------------   --------------     --------------    -------------

                                            $       304,110   $      121,560            (93,767)         (66,740)
                                            ===============   ==============

Investment income, net                                                                    2,719            2,651

Intercompany interest                                                                     1,055            4,292
                                                                                 --------------    -------------

                                                                                        (89,993)         (59,797)

Income tax benefit                                                                      (38,247)         (22,723)
                                                                                 --------------    -------------

Net loss                                                                         $      (51,746)   $     (37,074)
                                                                                 ==============    =============



Consolidated revenues for the three months ended July 31, 2000 increased 150.2% to $304.1 million from $121.6 million reported last year. The increase is primarily due to revenues from Financial services of $211.3 million, a 165.9% increase over last year, and Business services, a $51.9 million increase over the prior year. Both increases are due to the first time inclusion of the operations of OLDE and RSM McGladrey, Inc. (RSM), respectively, acquired during fiscal 2000.

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

FINANCIAL SERVICES

Revenues increased 165.9% to $211.3 million from $79.5 million in the same period last year. The increase is primarily attributable to the first time inclusion of OLDE, which was acquired December 1, 1999 and contributed revenues of $128.3 million for the quarter. For the three months ended July 31, 2000, OLDE's average commission per trade was $63.31 with customer daily average trades of 10,262. Option One Mortgage Corporation (Option One), which includes H&R Block Mortgage Corporation, also contributed $75.0 million in revenues for the quarter, compared to $68.6 million last year. Option One originated and sold or securitized $1.4 billion during the first quarter of fiscal 2001 and $1.4 and $1.3 billion, respectively, during the prior year.

Financial services' pretax earnings increased 85.6% to $34.9 million compared to $18.8 million during the first quarter of fiscal 2000. The increase is primarily due to OLDE, the parent company of H&R Block Financial Advisors (formally, OLDE Discount Corporation), which contributed earnings of $13.9 million. While revenues of Option One and the Company's other mortgage operations increased 5.9%, pretax earnings were only slightly improved over the prior year due primarily to higher compensation and benefits expense which is attributable to an increase in staffing levels.

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

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)      Exhibits

        10.1* Amendment to Employment Agreement, dated June 30, 2000, between HRB Management, Inc. and Mark A. Ernst

        (27)     Financial Data Schedule


b)      Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the first quarter of fiscal 2001.

-------------
* Previously filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment Number 1 to the Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                                H&R BLOCK, INC.
                                           ------------------------------------
                                                 (Registrant)



DATE   12/15/00                         BY      /s/ Frank J. Cotroneo
     -------------                         ------------------------------------
                                                  Frank J. Cotroneo
                                              Senior Vice President and
                                               Chief Financial Officer



DATE   12/15/00                         BY     /s/ Cheryl L. Givens
     -------------                         ------------------------------------
                                                 Cheryl L. Givens
                                        Vice President and Corporate Controller