Form 10-Q
period 2000-10-31
H&R BLOCK INC
filed 2000-12-15
CIK 12659

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

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


The number of shares outstanding of the registrant's Common Stock, without par value, at December 1, 2000 was 91,283,332 shares.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I   Financial Information

         Consolidated Balance Sheets
           October 31, 2000 and April 30, 2000 .............................  1

         Consolidated Statements of Operations
           Three Months Ended October 31, 2000 and 1999 ....................  2
           Six Months Ended October 31, 2000 and 1999 ......................  3

         Consolidated Statements of Cash Flows
           Six Months Ended October 31, 2000 and 1999 ......................  4

         Notes to Consolidated Financial Statements ........................  5

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................. 10

         Quantitative and Qualitative Disclosures about Market Risk......... 19

PART II  Other Information.................................................. 20

SIGNATURES.................................................................  23

                                 H&R BLOCK, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                                                                       OCTOBER 31,     APRIL 30,
                                                                                          2000           2000
                                                                                          ----           ----
                              ASSETS                                                   (UNAUDITED)     (AUDITED)
CURRENT ASSETS
    Cash and cash equivalents                                                       $     247,679  $     379,901
    Marketable securities - available-for-sale                                             16,022         16,966
    Marketable securities - trading                                                        39,060         45,403
    Receivables from customers, brokers, dealers and clearing organ-
       izations, less allowance for doubtful accounts of $840 and $759                  2,640,656      2,857,379
    Receivables, less allowance for doubtful accounts of $46,075
       and $49,602                                                                        354,207        434,722
    Prepaid expenses and other current assets                                             136,553        129,172
                                                                                    -------------  -------------
       TOTAL CURRENT ASSETS                                                             3,434,177      3,863,543

INVESTMENTS AND OTHER ASSETS
    Investments in available-for-sale marketable securities                               224,554        176,395
    Excess of cost over fair value of net tangible assets acquired,
       net of amortization                                                              1,070,051      1,095,074
    Other                                                                                 331,311        303,672
                                                                                    -------------  -------------
                                                                                        1,625,916      1,575,141
PROPERTY AND EQUIPMENT, at cost less accumulated
    depreciation and amortization                                                         248,407        260,666
                                                                                    -------------  -------------
                                                                                    $   5,308,500  $   5,699,350
                                                                                    =============  =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                   $     914,692  $     283,797
    Accounts payable to customers, brokers and dealers                                  2,291,963      2,570,200
    Accounts payable, accrued expenses and deposits                                       173,763        222,362
    Accrued salaries, wages and payroll taxes                                              76,261        173,333
    Accrued taxes on earnings                                                              37,112        202,779
    Current portion of long-term debt                                                      43,308         67,978
                                                                                    -------------  -------------
TOTAL CURRENT LIABILITIES                                                               3,537,099      3,520,449

LONG-TERM DEBT                                                                            840,073        872,396
OTHER NONCURRENT LIABILITIES                                                               96,800         87,916

STOCKHOLDERS' EQUITY
    Common stock, no par, stated value $.01 per share                                       1,089          1,089
    Additional paid-in capital                                                            420,003        420,594
    Retained earnings                                                                   1,122,159      1,277,324
    Accumulated other comprehensive income (loss)                                         (34,029)       (26,241)
                                                                                    -------------  -------------
                                                                                        1,509,222      1,672,766
    Less cost of 17,692,214 and 10,937,683 shares of common stock
       in treasury                                                                        674,694        454,177
                                                                                    -------------  -------------
                                                                                          834,528      1,218,589
                                                                                    -------------  -------------
                                                                                    $   5,308,500  $   5,699,350
                                                                                    =============  =============


                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                              OCTOBER 31,
                                                              -----------
                                                         2000          1999
                                                         ----          ----
REVENUES
     Service revenues                                  $ 265,934    $ 152,699
     Product revenues                                     54,310       50,049
     Royalties                                             3,997        3,210
     Other                                                13,233        3,988
                                                       ---------    ---------
                                                         337,474      209,946
                                                       ---------    ---------
OPERATING EXPENSES
     Employee compensation and benefits                  172,900      118,306
     Occupancy and equipment                              56,234       47,560
     Interest                                             63,973       23,344
     Depreciation and amortization                        48,685       24,331
     Marketing and advertising                            14,728       14,635
     Supplies, freight and postage                        10,005        8,699
     Bad debt                                              8,733        5,933
     Other                                                51,123       41,932
                                                       ---------    ---------
                                                         426,381      284,740
                                                       ---------    ---------

Operating loss                                           (88,907)     (74,794)

OTHER INCOME
     Investment income, net                                2,536        2,402
     Other, net                                               15          235
                                                       ---------    ---------
                                                           2,551        2,637

Loss before income tax benefit                           (86,356)     (72,157)

Income tax benefit                                       (36,701)     (27,420)
                                                       ---------    ---------

Net loss                                               $ (49,655)   $ (44,737)
                                                       =========    =========


Weighted average number of common shares outstanding      91,403       97,814
                                                       =========    =========

Basic and diluted net loss per share                   $    (.54)   $    (.46)
                                                       =========    =========

Dividends per share                                    $     .30    $    .275
                                                       =========    =========

                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                           SIX MONTHS ENDED
                                                           ----------------
                                                              OCTOBER 31,
                                                              -----------
                                                          2000         1999
                                                          ----         ----
REVENUES
     Service revenues                                  $ 506,098    $ 226,202
     Product revenues                                    108,069       94,241
     Royalties                                             5,158        4,140
     Other                                                22,259        6,923
                                                       ---------    ---------
                                                         641,584      331,506
                                                       ---------    ---------
OPERATING EXPENSES
     Employee compensation and benefits                  319,440      193,658
     Occupancy and equipment                             116,458       88,194
     Interest                                            127,171       34,818
     Depreciation and amortization                        96,142       42,731
     Marketing and advertising                            24,502       19,855
     Supplies, freight and postage                        17,584       12,891
     Bad debt                                             14,254       10,121
     Other                                               107,634       66,495
                                                       ---------    ---------
                                                         823,185      468,763
                                                       ---------    ---------

Operating loss                                          (181,601)    (137,257)

OTHER INCOME
     Investment income, net                                5,255        5,053
     Other, net                                               (3)         250
                                                       ---------    ---------
                                                           5,252        5,303

Loss before income tax benefit                          (176,349)    (131,954)

Income tax benefit                                       (74,948)     (50,143)
                                                       ---------    ---------

Net loss                                               $(101,401)   $ (81,811)
                                                       =========    =========


Weighted average number of common shares outstanding      92,332       97,764
                                                       =========    =========

Basic and diluted net loss per share                   $   (1.10)   $    (.84)
                                                       =========    =========

Dividends per share                                    $    .575    $    .525
                                                       =========    =========


                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         UNAUDITED, AMOUNTS IN THOUSANDS

                                                                            SIX MONTHS ENDED
                                                                            ----------------
                                                                               OCTOBER 31,
                                                                               -----------
                                                                         2000              1999
                                                                         ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $   (101,401)   $    (81,811)
    Adjustments to reconcile net loss to net cash
          used in operating activities:
       Depreciation and amortization                                      96,142          42,731
       Provision for bad debt                                             14,254          10,121
       Accretion of acquisition liabilities                                5,604           3,633
       Changes in:
          Receivables from customers, brokers, dealers and
              clearing organizations                                     216,723            --
          Receivables                                                      9,904          14,032
          Marketable securities - trading                                  6,343            --
          Prepaid expenses and other current assets                       (8,181)        (69,082)
          Accounts payable to customers, brokers and dealers            (278,237)           --
          Accounts payable, accrued expenses and deposits                (48,599)        (47,986)
          Accrued salaries, wages and payroll taxes                      (97,072)       (136,882)
          Accrued taxes on earnings                                     (175,786)        (98,555)
          Other, net                                                      (1,169)         (7,040)
                                                                    ------------    ------------
    NET CASH USED IN OPERATING ACTIVITIES                               (361,475)       (370,839)
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of available-for-sale securities                            (2,432)         (3,987)
    Maturities of available-for-sale securities                           10,090          25,112
    Loan to affiliate                                                       --           (62,627)
    Purchases of property and equipment, net                             (25,647)        (21,306)
    Payments made for business acquisitions, net of cash acquired        (10,659)        (81,550)
    Other, net                                                           (34,395)         (1,421)
                                                                    ------------    ------------
    NET CASH USED IN INVESTING ACTIVITIES                                (63,043)       (145,779)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of notes payable                                       (8,197,821)    (25,815,955)
    Proceeds from issuance of notes payable                            8,828,716      26,369,682
    Payments on acquisition debt                                         (63,993)         (3,000)
    Dividends paid                                                       (53,764)        (51,564)
    Payments to acquire treasury shares                                 (222,816)        (32,366)
    Proceeds from stock options exercised                                  1,708          24,325
    Other, net                                                               266             438
                                                                    ------------    ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                            292,296         491,560
                                                                    ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (132,222)        (25,058)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                     379,901         193,240
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                      $    247,679    $    168,182
                                                                    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Income taxes paid                                               $     88,836    $     48,956
    Interest paid                                                        118,715          38,373


                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Unaudited, dollars in thousands, except share data

1. The Consolidated Balance Sheet as of October 31, 2000, the Consolidated Statements of Operations for the three and six months ended October 31, 2000 and 1999, and the Consolidated Statements of Cash Flows for the six months ended October 31, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2000 and for all periods presented have been made.

     Reclassifications have been made to prior periods to conform with the current year presentation.

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

2.   Receivables consist of the following:

                                                  October 31,      April 30,
                                                  -----------      ---------
                                                      2000           2000
                                                      ----           ----
                                                  (Unaudited)      (Audited)
     Mortgage loans held for sale                   $125,256       $163,033
     Business services accounts receivable           159,247        148,109
     Participation in refund anticipation loans       35,764         47,581
     Loans to franchisees                             31,659         24,888
     Other                                            48,356        100,713
                                                    --------       --------
                                                     400,282        484,324
     Allowance for doubtful accounts                  46,075         49,602
                                                    --------       --------
                                                    $354,207       $434,722
                                                    ========       ========

3. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the Company's current estimates of the effective tax rates expected to be applicable for the respective full fiscal years.

4. Basic and diluted net loss per share is computed using the weighted average number of shares outstanding during each period. Diluted net loss per share excludes the impact of common stock options outstanding for 12,188,071 shares and the conversion of 608 shares of preferred stock to common stock, as they are antidilutive. The weighted average shares outstanding for the six months ended October 31, 2000 decreased to 92,332,000 from 97,764,000 last year, due to the purchase of treasury shares by the Company primarily during the first three months of fiscal 2001.

5. During the six months ended October 31, 2000 and 1999, the Company issued 59,669 and 617,028 shares, respectively, pursuant to provisions for exercise of stock options under its stock option plans. In addition, the Company issued 475,443 shares of its common stock for an U.S. tax operations' major franchise acquisition in the second quarter of fiscal 2000. The issuance of common stock for the acquisition was treated as a noncash investing activity in the Consolidated Statement of Cash Flows for the six months ended October 31, 1999. During the six months ended October 31, 2000, the Company acquired 6,814,200 shares of its common stock at an aggregate cost of $222,816. During the six months ended October 31, 1999, the Company acquired 721,800 shares of its common stock at an aggregate cost of $32,366.

6. CompuServe Corporation (CompuServe), certain current and former officers and directors of CompuServe and the Company have been named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio. All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit brought by the Florida State Board of Administration also alleges certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits is unspecified, but includes pleas for rescission and damages. One Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits were consolidated, the defendants filed a motion to dismiss the consolidated suits, the district court stayed all proceedings pending the outcome of the state court suits, and the United States Court of Appeals for the Sixth Circuit affirmed such stay. The four state court lawsuits also allege violations of various state statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. The state lawsuits were consolidated for discovery purposes and defendants filed a motion for summary judgment covering all four state lawsuits. In July 1998, the state court certified a plaintiff class of all persons and entities who purchased shares of common stock of CompuServe between April 18, 1996 and July 16, 1996 pursuant to the initial public offering or on the open market, and who were damaged thereby, excluding the named defendants and their affiliates. The named plaintiffs in three of the state court cases were designated class representatives.

     In July 2000, the class representatives and the defendants in the class action pending in state court, by their authorized counsel, entered into a Stipulation of Settlement, pursuant to which the defendants will pay a gross settlement amount of $9,500 in exchange for dismissal of the class action suit and a release of all claims. The court preliminarily approved the settlement in August 2000 and notices to the class were mailed and published. The fairness hearing relating to the settlement was held on November 30, 2000, but the court has not yet issued its ruling. Payment of plaintiffs' attorneys' fees and expenses are to be paid out of the gross settlement fund. The gross settlement fund will be paid in its entirety by the Company's insurance carrier. The Stipulation is not an admission of the validity of any claim or any fact alleged by the plaintiffs and defendants continue to deny any wrongdoing and any liability. The Stipulation states that the defendants consider it desirable to settle to avoid further expense, inconvenience, and delay, and put to rest all controversy concerning all claims.

     The Florida State Board of Administration has opted out of the settlement and that litigation continues separately from the state court class action.

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

7. Summarized financial information for Block Financial Corporation, an indirect, wholly owned subsidiary of the Company, is presented below.

                                                                                   October 31,        April 30,
                                                                                   -----------        ---------
                                                                                      2000              2000
                                                                                      ----              ----
                                                                                   (Unaudited)        (Audited)
     Condensed balance sheets:
         Cash and cash equivalents                                                 $  179,972       $  256,823
         Finance receivables, net                                                   2,796,172        3,054,792
         Other assets                                                               1,371,893        1,247,710
                                                                                   ----------       ----------
              Total assets                                                         $4,348,037       $4,559,325
                                                                                   ==========       ==========

         Notes payable                                                             $  914,692       $  283,797
         Long-term debt                                                               745,925          745,600
         Other liabilities                                                          2,467,389        3,304,740
         Stockholder's equity                                                         220,031          225,188
                                                                                   ----------       ----------
              Total liabilities and stockholder's equity                           $4,348,037       $4,559,325
                                                                                   ==========       ==========


                                                      Three months ended                 Six months ended
                                                      ------------------                 ----------------
                                                          October 31,                       October 31,
                                                          -----------                       -----------
                                                     2000            1999             2000              1999
                                                     ----            ----             ----              ----
     Condensed statements of operations:
         Revenues                                  $218,964     $   93,106         $  431,291       $  173,824
         Earnings before income taxes                 3,708         13,549              9,762           25,290
         Net earnings (loss)                         (2,244)        12,945             (3,208)          15,136

8. The Company sells short FNMA mortgage-backed securities to certain broker-dealer counterparties. The position on certain or all of the fixed rate mortgages is closed, on standard Public Securities Association (PSA) settlement dates, when the Company enters into a forward commitment to sell those mortgages or decides to securitize the mortgages. The Company in the past had applied hedge accounting treatment to the shorting of FNMA mortgage-backed securities; however, these instruments no longer qualify for hedge accounting treatment because the Company does not hold the mortgage loans on its balance sheet (the asset that was being hedged). These instruments are now carried at fair market value and changes in the fair market value are recorded in revenues on the income statement instead of being deferred. There are no FNMA securities instruments open at October 31, 2000. The contract value and market value of the forward commitment at October 31, 2000 were $126,000 and $126,082, respectively.

9. The Company's comprehensive income is comprised of net earnings (loss), foreign currency translation adjustments and the change in the net unrealized gain or loss on marketable securities. The components of comprehensive income (loss) during the three and six months ended October 31, 2000 and 1999 were:

                                       Three months ended      Six months ended
                                       ------------------      ---------------
                                           October 31,           October 31,
                                           -----------           -----------
                                       2000        1999        2000         1999
                                       ----        ----        ----         ----
Net loss                            $(49,655)   $(44,737)   $(101,401)   $(81,811)
Change in net unrealized
   gain (loss) on mkt. securities     (5,670)      4,680       (1,613)      5,257
Change in foreign currency
   translation adjustments            (5,017)      3,122       (6,175)      1,830
                                    --------    --------    ---------    --------
Comprehensive income (loss)         $(60,342)   $(36,935)   $(109,189)   $(74,724)
                                    ========    ========    =========    ========

10. In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS 140 is a replacement of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain new disclosures, but carries over most of SFAS 125's provisions without reconsideration. The Company has not concluded its analysis to determine the effect of SFAS 140 on the consolidated financial statements.

11. Information concerning the Company's operations by reportable operating segments for the three and six months ended October 31, 2000 and 1999 is as follows:

                                       Three months ended         Six months ended
                                       ------------------         ----------------
                                           October 31,               October 31,
                                           -----------               -----------
                                        2000         1999         2000         1999
                                        ----         ----         ----         ----
Revenues:
    U.S. tax operations              $  26,403    $  19,723    $  37,753    $  32,798
    International tax operations        14,899       14,713       19,798       18,781
    Financial services                 216,263       91,503      427,530      170,957
    Business services                   78,267       83,180      154,364      107,359
    Unallocated corporate                1,642          827        2,139        1,611
                                     ---------    ---------    ---------    ---------
                                     $ 337,474    $ 209,946    $ 641,584    $ 331,506
                                     =========    =========    =========    =========

 Earnings (loss) from:
    U.S. tax operations              $ (87,203)   $ (83,663)   $(175,073)   $(154,733)
    International tax operations          (467)      (1,644)      (6,390)      (8,165)
    Financial services                  32,426       20,931       67,366       39,757
    Business services                     (781)      (1,152)      (3,794)      (1,340)
    Unallocated corporate               (6,727)      (3,428)     (11,340)      (6,777)
    Interest exp. acquisition debt     (24,484)      (8,027)     (51,772)     (12,465)
                                     ---------    ---------    ---------    ---------
                                       (87,236)     (76,983)    (181,003)    (143,723)
    Investment income, net               2,536        2,402        5,255        5,053
    Intercompany interest               (1,656)       2,424         (601)       6,716
                                     ---------    ---------    ---------    ---------
Loss before income tax benefit       $ (86,356)   $ (72,157)   $(176,349)   $(131,954)
                                     =========    =========    =========    =========

Intercompany interest represents net interest expense charged to financial related businesses for corporate cash that was borrowed to fund their operating activities and, in fiscal 2001, it also includes net unallocated interest expense attributable to commitment fees on the unused portion of the Company's $1.89 billion credit facility.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE INFORMATION CONTAINED IN THIS FORM 10-Q AND THE EXHIBITS HERETO MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH STATEMENTS ARE BASED UPON CURRENT INFORMATION, EXPECTATIONS, ESTIMATES AND PROJECTIONS REGARDING THE COMPANY, THE INDUSTRIES AND MARKETS IN WHICH THE COMPANY OPERATES, AND MANAGEMENT'S ASSUMPTIONS AND BELIEFS RELATING THERETO. WORDS SUCH AS "WILL," "PLAN," "EXPECT," "REMAIN," "INTEND," "ANTICIPATE," "ESTIMATE," "APPROXIMATE," AND VARIATIONS THEREOF AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE, ARE NOT GUARANTEES OF FUTURE PERFORMANCE, AND INVOLVE CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL OUTCOMES AND RESULTS COULD MATERIALLY DIFFER FROM WHAT IS EXPRESSED, IMPLIED OR FORECAST IN SUCH FORWARD-LOOKING STATEMENTS. SUCH DIFFERENCES COULD BE CAUSED BY A NUMBER OF FACTORS INCLUDING, BUT NOT LIMITED TO, THE UNCERTAINTY OF LAWS, LEGISLATION, REGULATIONS, SUPERVISION AND LICENSING BY FEDERAL, STATE AND LOCAL AUTHORITIES AND THEIR IMPACT ON ANY PROPOSED OR POSSIBLE TRANSACTION AND THE LINES OF BUSINESS IN WHICH THE COMPANY'S SUBSIDIARIES ARE INVOLVED; UNFORESEEN COMPLIANCE COSTS; CHANGES IN ECONOMIC, POLITICAL OR REGULATORY ENVIRONMENTS; CHANGES IN COMPETITION AND THE EFFECTS OF SUCH CHANGES; THE INABILITY TO IMPLEMENT THE COMPANY'S STRATEGIES; CHANGES IN MANAGEMENT AND MANAGEMENT STRATEGIES; THE COMPANY'S INABILITY TO SUCCESSFULLY DESIGN, CREATE, MODIFY AND OPERATE ITS COMPUTER SYSTEMS AND NETWORKS; LITIGATION INVOLVING THE COMPANY; THE UNCERTAINTY OF THE IMPACT OF SHARE REPURCHASES ON EARNINGS PER SHARE; AND RISKS DESCRIBED FROM TIME TO TIME IN REPORTS AND REGISTRATION STATEMENTS FILED BY THE COMPANY AND ITS SUBSIDIARIES WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS SHOULD TAKE THESE FACTORS INTO ACCOUNT IN EVALUATING ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 4, respectively.

Working capital decreased to a negative $102.9 million at October 31, 2000 from $343.1 million at April 30, 2000. The working capital ratio at October 31, 2000 is .97 to 1, compared to 1.10 to 1 at April 30, 2000. The decrease in working capital and the working capital ratio is primarily due to the increase in short-term borrowings due to the seasonal nature of the Company's U.S. tax operations segment, payments on Business services acquisitions, the share repurchase program, interest, tax and dividend payments. Tax return preparation occurs almost entirely in the fourth quarter and has the effect of increasing certain assets and liabilities during the fourth quarter, including cash and cash equivalents, receivables, accrued salaries, wages and payroll taxes and accrued taxes on earnings.

In the U.S., the Company incurs short-term borrowings throughout the year primarily to fund receivables associated with its mortgage loans held for sale and Business services and seasonal working capital needs. These short-term borrowings in the U.S. are supported by a $1.89 billion back-up credit facility through October 2000. On October 30, 2000, the credit facility was renewed at $1.86 billion through October 2001.

The Company annually obtains a seasonal line of credit to support a short-term borrowing facility in Canada. The credit limit of this line fluctuates in accordance with the seasonal need for short-term borrowings outstanding during the year.

In April 2000, the Company entered into third party off-balance sheet financing arrangements and whole-loan sale arrangements for Option One Mortgage Corporation (Option One). This financing, which is not guaranteed by H&R Block, freed up excess cash and short-term borrowing capacity ($408.4 million at October 31, 2000), improved liquidity and flexibility, and reduced balance sheet risk, while providing stability in dealing with the secondary market for mortgage loans. Management anticipates that the negative fiscal year earnings per share impact of the off-balance sheet financing will be more than offset by the increases in earnings per share resulting from share repurchases made during the first six months of this year.

At October 31, 2000, short-term borrowings increased to $914.7 million from $283.8 million at April 30, 2000. The Company's capital expenditures, dividend payments, share repurchase program, Business services acquisition payments and normal operating activities during the first six months were funded through both internally-generated funds and short-term borrowings.

For the six months ended October 31, 2000 and 1999, interest expense was $127.2 million and $34.8 million, respectively. The increase in interest expense is due to the first-time inclusion of operating interest expense to external parties at OLDE Financial Corporation (OLDE) of $66.4 million and acquisition interest expense of $37.3 million related to the OLDE acquisition in December 1999.

In March 2000, the Company's Board of Directors approved a plan to repurchase up to 12 million shares of its common stock. At October 31, 2000, 7.2 million shares had been repurchased under this plan. The Company plans to continue to purchase its shares on the open market in accordance with this authorization, subject to various factors including the price of the stock, availability of excess cash, the ability to maintain liquidity and financial flexibility, securities laws restrictions and other investment opportunities available. However, the Company does not anticipate being as aggressive in its share repurchase program for the reminder of the fiscal year.

RESULTS OF OPERATIONS

Interest income and interest expense related to certain mortgage loans in fiscal year 2001 were previously reported in the Company's press release dated November 28, 2000 on a gross basis in Service revenues and Interest expense, respectively. The Company is now reporting in Service revenues on the Consolidated Statements of Operations the interest income from such mortgages net of the related interest expense of $41.6 million for the six months ended October 31, 2000 in accordance with Statement of Financial Acoounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This revision has no impact on the net loss previously reported.

FISCAL 2001 COMPARED TO FISCAL 2000

The analysis that follows should be read in conjunction with the tables below and the Consolidated Statements of Operations found on pages 2 and 3.

                 THREE MONTHS ENDED OCTOBER 31, 2000 COMPARED TO
                       THREE MONTHS ENDED OCTOBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                              Revenues                Earnings (loss)
                                       ----------------------    -----------------------
                                          2000         1999         2000         1999
                                          ----         ----         ----         ----
U.S. tax operations                    $  26,403    $  19,723    $ (87,203)   $ (83,663)

International tax operations              14,899       14,713         (467)      (1,644)

Financial services                       216,263       91,503       32,426       20,931

Business services                         78,267       83,180         (781)      (1,152)

Unallocated corporate                      1,642          827       (6,727)      (3,428)

Interest expense on acquisition debt        --           --        (24,484)      (8,027)
                                       ---------    ---------    ---------    ---------

                                       $ 337,474    $ 209,946      (87,236)     (76,983)
                                       =========    =========
Investment income, net                                               2,536        2,402

Intercompany interest                                               (1,656)       2,424
                                                                 ---------    ---------

                                                                   (86,356)     (72,157)

Income tax benefit                                                 (36,701)     (27,420)
                                                                 ---------    ---------

Net loss                                                         $ (49,655)   $ (44,737)
                                                                 =========    =========


Consolidated revenues for the three months ended October 31, 2000 increased 60.7% to $337.5 million from $209.9 million reported last year. The increase is primarily due to revenues from Financial services of $216.3 million, a 136.3% increase over the prior year, due to the first time inclusion of OLDE.

The consolidated pretax loss for the second quarter of fiscal 2001 increased to $86.4 million from $72.2 million in the second quarter of last year. The increase is attributable to the interest expense on the OLDE acquisition debt and increased losses from U.S. tax operations and Unallocated corporate, which was offset by improved results from Financial services.

The Company's performance as measured by earnings before interest (including interest expense on acquisition debt, investment income and interest allocated to operating business units), taxes, depreciation and amortization (EBITDA) improved 68.5% to a negative $14.1 million compared to a negative $44.6 million in the prior year's second quarter.

The net loss was $49.7 million, or $.54 per share, compared to $44.7 million, or $.46 per share, for the same period last year. The per share loss this year was increased by approximately $.06 per share due to the Company's share repurchase program that resulted in lower investment income and fewer shares outstanding for the quarter. The effective income tax rate increased from 38.0% last year to 42.5% this year as a result of the non-deductible intangible amortization resulting from the OLDE acquisition, and helped reduce this quarter's net loss.

An analysis of operations by reportable operating segments follows.

U.S. TAX OPERATIONS

Revenues increased 33.9% to $26.4 million from $19.7 million last year, resulting primarily from higher revenues from the Company's Peace of Mind program.

The pretax loss increased 4.2% to $87.2 million from $83.7 million in the second quarter of last year due primarily to normal operating increases in depreciation, amortization and rent expenses, as well as costs associated with the development of new online services for the upcoming tax season. The higher depreciation and rent expense is a result of office expansion efforts in the prior year. Also contributing to the increase in amortization expense are franchise acquisitions that occurred in the prior year. Due to the nature of this segment's business, second quarter operating results are not indicative of expected results for the entire fiscal year.

INTERNATIONAL TAX OPERATIONS

Revenues increased 1.3% to $14.9 million compared to $14.7 million in the prior year's second quarter. The increase is attributable to Canadian operations. The increase in Canadian revenues is due to higher discounted return fees, which is the result of a 69.2% increase in the number of discounted returns prepared over the same period last year. The increase was partially offset by lower revenues in the United Kingdom.

The pretax loss decreased 71.6% to $467 thousand from $1.6 million last year. The decrease is primarily due to improved performance in Canada. This improved performance is a result of lower employee compensation and marketing and advertising expenses. Australian operations also contributed positive results over the prior year. Due to the nature of this segment's business, second quarter operating results are not indicative of expected results for the entire fiscal year.

FINANCIAL SERVICES

Revenues increased 136.3% to $216.3 million from $91.5 million in the same period last year. The increase is primarily attributable to OLDE, which was acquired December 1, 1999. OLDE is the parent company of H&R Block Financial Advisors, Inc. (formally OLDE Discount Corporation) which contributed revenues of $128.9 million for the quarter. For the three months ended October 31, 2000, H&R Block Financial Advisors' average commission per trade was $70.52 with daily average trades of 9,788. Option One, which includes H&R Block Mortgage Corporation, also contributed $81.0 million in revenues an increase of 5.5% over the same period last year. The increase in revenues is primarily due to Option One's servicing portfolio of $16.6 billion and 162,200 loans compared to last year's October 31 portfolio of $8.8 billion and 87,900 loans. Option One originated and sold or securitized $1.5 billion during the second quarter of fiscal 2001, compared to $1.5 billion originated and $1.6 billion sold in the second quarter last year.

Financial services pretax earnings of $32.4 million improved 54.9% this year compared with earnings of $20.9 million during the second quarter of fiscal 2000. The increase is mainly due to OLDE contributing earnings of $12.4 million, which includes goodwill amortization of $11.3 million. Additionally, Option One contributed $21.2 million in pretax earnings compared to $19.9 million in the prior year, which includes goodwill amortization of $3.4 million in both years. The increases at OLDE and Option One were somewhat offset by costs associated with the winding down of certain mortgage activities.

BUSINESS SERVICES

Business services revenues of $78.3 million decreased 5.9% from $83.2 million in the prior year. As of October 31, 2000, the operations of all but two of the original seven regional accounting firms acquired have been merged into RSM McGladrey, the national accounting firm that was acquired on August 2, 1999. Prior to the mergers, for the regional accounting firms, the Company was required to consolidate revenues and expenses from the non-attest business that the Company owned and the attest business of five firms located in Kansas City, Chicago, Indianapolis, Baltimore and Philadelphia that the Company did not own, but for whom it performed management services. Revenues are no longer consolidated as a result of the change in organizational structure. The revenue decline is attributable in part to the change in consolidation, as well as, to lower technology consulting fees associated with Y2K engagements last year. RSM McGladrey and McGladrey and Pullen, LLP have a number of common clients and their combined revenues, including those of the regional accounting firms not merged and the attest firms for whom they provide management services, for the three months ended October 31, 2000 increased 12.1% over the same period in the prior year.

The pretax loss was $781 thousand compared to $1.2 million in the prior year, which includes goodwill amortization of $7.8 million and $5.2 million, respectively. The improved results are due to better staff utilization during the quarter. The change in organizational structure described above does not impact the pretax earnings or losses of the segment. Due to the nature of this segment's business, revenues are seasonal, while expenses are relatively fixed throughout the year. Results for the second quarter are not indicative of the expected results for the entire fiscal year.

UNALLOCATED CORPORATE

The Unallocated corporate pretax loss for the second quarter increased 96.2% to $6.7 million from $3.4 million in the comparable period last year. The increase is primarily a result of interest expense related to borrowings for funding of operations.

Interest expense on acquisition debt increased $16.5 million to $24.5 million from $8.0 million in the three months ended October 31, 1999. The increase is attributable to the acquisition of OLDE in December 1999 which is somewhat offset by lower interest expense related to the acquisition of the non-attest assets of McGladrey & Pullen, LLP due to payment of a portion of the acquisition debt in August 2000.

        THREE MONTHS ENDED OCTOBER 31, 2000 (SECOND QUARTER) COMPARED TO
                THREE MONTHS ENDED JULY 31, 2000 (FIRST QUARTER)
                             (AMOUNTS IN THOUSANDS)

                                              Revenues               Earnings (loss)
                                       ----------------------    -----------------------
                                        2nd Qtr      1st Qtr      2nd Qtr       1st Qtr
                                        -------      -------      -------       -------
U.S. tax operations                    $  26,403    $  11,350    $ (87,203)   $ (87,870)

International tax operations              14,899        4,899         (467)      (5,923)

Financial services                       216,263      211,267       32,426       34,940

Business services                         78,267       76,097         (781)      (3,013)

Unallocated corporate                      1,642          497       (6,727)      (4,613)

Interest expense on acquisition debt        --           --        (24,484)     (27,288)
                                       ---------    ---------    ---------    ---------

                                       $ 337,474    $ 304,110      (87,236)     (93,767)
                                       =========    =========

Investment income, net                                               2,536        2,719

Intercompany interest                                               (1,656)       1,055
                                                                 ---------    ---------

                                                                   (86,356)     (89,993)

Income tax benefit                                                 (36,701)     (38,247)
                                                                 ---------    ---------

Net loss                                                         $ (49,655)   $ (51,746)
                                                                 =========    =========


Consolidated revenues for the three months ended October 31, 2000 increased 11.0% to $337.5 million from $304.1 million reported in the first quarter of fiscal 2001. Revenues increased for all segments, however, the increase is primarily due to U.S. tax operations and International tax operations.

The consolidated pretax loss for the second quarter of fiscal 2001 decreased to $86.4 million from $90.0 million in the first quarter of this year. The decreased loss is primarily attributable to improved performance from International tax operations.

The net loss was $49.7 million, or $.54 per share, compared to $51.7 million, or $.55 per share, for the first quarter.

An analysis of operations by reportable operating segments follows.

U.S. TAX OPERATIONS

Revenues increased 132.6% to $26.4 million from $11.4 million in the first quarter. The pretax loss decreased 0.8% to $87.2 million from $87.9 million in the three months ended July 31, 2000. The improved performance in revenues is a result of higher revenues from tuition tax school fees, which are seasonal, and the Peace of Mind program, contributing $5.6 million and $5.4 million, respectively. The decreased loss is primarily due to the increase in revenues from the Peace of Mind program, which was partially offset by increased costs associated with the development of new online services for the upcoming tax season.

INTERNATIONAL TAX OPERATIONS

Revenues increased 204.1% to $14.9 million compared to first quarter revenues of $4.9 million. The increase is entirely due to the onset of the tax season in Australia, which contributed $11.8 million in revenues. The increase was partially offset by a decline in tax preparation and discounted return fees in Canada due to a decrease in the number of returns prepared and lower revenues from the United Kingdom.

The pretax loss declined 92.1% to $467 thousand from $5.9 million in the first quarter. The improved results are attributable to the Australian tax-filing season, which contributed earnings of $4.9 million compared to a pretax loss of $1.4 million in the quarter ended July 31, 2000. The improved results were reduced by increased losses in Canada and the United Kingdom.

FINANCIAL SERVICES

Revenues increased 2.4% to $216.3 million from $211.3 million in the prior quarter. The increase is primarily due to higher servicing income that is attributable to a larger servicing portfolio.

Pretax earnings decreased 7.2% to $32.4 million from $34.9 million in the three months ended July 31, 2000. The decrease is due to lower daily trading volumes. Customer daily average trades decreased 4.6% from 10,262 to 9,788. In addition, Option One added to the decline due to higher compensation and benefits and bad debt expense. However, the Company's retail mortgage operations did show improvement from the first quarter by reducing its losses by $5.6 million.

BUSINESS SERVICES

Revenues increased 2.9% to $78.3 million from $76.1 million in the three months ended July 31, 2000 due primarily to acquisitions. The pretax loss decreased 74.1% to $781 thousand from $3.0 million in the first quarter due to the increase in revenues from acquisitions.

UNALLOCATED CORPORATE

The Unallocated corporate pretax loss for the second quarter increased 45.8% to $6.7 million. The increase is primarily due to interest expense related to borrowings for funding of operations.

Interest expense on acquisition debt decreased from $27.3 million to $24.5 million in the current quarter. The decrease is attributable to payment of a portion of the long-term debt related to the acquisition of the non-attest assets of McGladrey & Pullen LLP in August 2000 and, with cash generated from OLDE, the Company's payment of a portion of the short-term debt related to the OLDE acquisition.

                  SIX MONTHS ENDED OCTOBER 31, 2000 COMPARED TO
                        SIX MONTHS ENDED OCTOBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                               Revenues               Earnings (loss)
                                       -----------------------   -----------------------
                                          2000         1999         2000         1999
                                          ----         ----         ----         ----
U.S. tax operations                    $  37,753    $  32,798    $(175,073)   $(154,733)

International tax operations              19,798       18,781       (6,390)      (8,165)

Financial services                       427,530      170,957       67,366       39,757

Business services                        154,364      107,359       (3,794)      (1,340)

Unallocated corporate                      2,139        1,611      (11,340)      (6,777)

Interest expense on acquisition debt        --           --        (51,772)     (12,465)
                                       ---------    ---------    ---------    ---------

                                       $ 641,584    $ 331,506     (181,003)    (143,723)
                                       =========    =========
Investment income, net                                               5,255        5,053

Intercompany interest                                                 (601)       6,716
                                                                 ---------    ---------

                                                                  (176,349)    (131,954)

Income tax benefit                                                 (74,948)     (50,143)
                                                                 ---------    ---------

Net loss                                                         $(101,401)   $ (81,811)
                                                                 =========    =========


Consolidated revenues for the six months ended October 31, 2000 increased 93.5% to $641.6 million from $331.5 million reported last year. The increase is due almost entirely to the first time inclusion of OLDE, acquired December 1, 1999.

The consolidated pretax loss for the first six months of fiscal 2001 increased to $176.3 million from $132.0 million last year. The higher loss is largely attributable to interest expense on the OLDE acquisition debt of $37.3 million and increased losses from U.S. tax operations.

The net loss was $101.4 million, or $1.10 per share, compared to $81.8 million, or $.84 per share, for the same period last year. The per share loss this year was increased by approximately $.10 per share due to the Company's share repurchase program that resulted in lower investment income and fewer shares outstanding for the six months ended October 31, 2000. The effective income tax rate increased from 38.0% last year to 42.5% this year as a result of the non-deductible intangible amortization resulting from the OLDE acquisition, and helped reduce the loss for the six-month period.

An analysis of operations by reportable operating segments follows.

U.S. TAX OPERATIONS

Revenues increased 15.1% to $37.8 million from $32.8 million last year, resulting primarily from higher revenues from the Company's Peace of Mind program.

The pretax loss increased 13.1% to $175.1 million from $154.7 million in the comparable period last year due to normal operational increases in depreciation, amortization, compensation and rent expenses. The higher depreciation and rent expense is a result of our office expansion efforts in the prior year. Also contributing to the increase in amortization expense are franchise acquisitions that occurred in the prior year. Due to the nature of this segment's business, the six-month operating results are not indicative of expected results for the entire fiscal year.

INTERNATIONAL TAX OPERATIONS

Revenues increased 5.4% to $19.8 million compared to $18.8 million the prior year. The increase is primarily attributable to Canadian operations. The increase in Canadian revenues is due to higher discounted return fees, which is the result of a 25.4% increase in the number of discounted returns prepared over the same period last year. Also contributing to the increase in revenues were higher tax preparation fees in Australia and the United Kingdom.

The pretax loss decreased 21.7% to $6.4 million compared to $8.2 million last year. The decrease is due to improved results in Canada resulting from lower employee costs, consulting and marketing and advertising expenses. Australia and the United Kingdom also contributed to the improvement. Due to the nature of this segment's business, the six-month operating results are not indicative of expected results for the entire fiscal year.

FINANCIAL SERVICES

Revenues increased 150.1% to $427.5 million from $171.0 million in the same period last year. The increase is essentially attributable to OLDE, which contributed revenues of $257.2 million for the six months ended October 31, 2000. For the first six months of fiscal 2001, OLDE's average commission per trade was $66.86 with daily average trades of 10,023. Option One, which includes H&R Block Mortgage, contributed $10.6 million of the increase. The higher revenues are driven by the growth in the Company's servicing portfolio. Option One's servicing portfolio at October 31, 2000 was $16.6 billion compared to $8.8 billion last October. Option One and H&R Block Mortgage originated and sold or securitized $2.9 billion in loans during the first six months of fiscal 2001, compared to $2.8 billion in the same period last year. These increases were slightly offset by lower revenues at the Company's other mortgage operations.

Pretax earnings increased 69.4% to $67.4 million from $39.8 million in the prior year. The increase is primarily due to OLDE contributing earnings of $26.3 million, which includes $22.9 million in goodwill amortization. This increase was partially offset by costs associated with the winding down of certain mortgage activities.

BUSINESS SERVICES

Business services revenues increased 43.8% to $154.4 million compared to $107.4 million for the six months ended October 31, 1999. The pretax loss increased 183.1% to $3.8 million from $1.3 million for the same period last year, which includes goodwill amortization of $14.8 million and $7.0 million, respectively. The increase in revenues and pretax loss are primarily due to the inclusion of RSM McGladrey for six months in fiscal 2001 compared to three months in fiscal 2000.

As of October 31, 2000, the operations of all but two of the original seven regional accounting firms acquired have been merged into RSM McGladrey, the national accounting firm that was acquired on August 2, 1999. Prior to the mergers, for the regional accounting firms, the Company was required to consolidate revenues and expenses from the non-attest business that the Company owned and the attest business of five firms located in Kansas City, Chicago, Indianapolis, Baltimore and Philadelphia that the Company did not own, but for whom it performed management services. Revenues are no longer consolidated as a result of the change in organizational structure. The revenue decline is attributable in part to the change in consolidation, as well as, to lower technology consulting fees associated with Y2K engagements last year. RSM McGladrey and McGladrey and Pullen, LLP have a number of common clients and their combined revenues, including those of the regional accounting firms not merged and the attest firms for whom they provide management services, for the six months ended October 31, 2000 increased 71.2% over the same period in the prior year. The change in organizational structure described above does not impact the pretax earnings or losses of the segment. Due to the nature of this segment's business, revenues are seasonal, while expenses are relatively fixed throughout the year. Results for the six months are not indicative of the expected results for the entire fiscal year.

UNALLOCATED CORPORATE

The Unallocated corporate pretax loss for the six months increased 67.3% to $11.3 million from $6.8 million in the comparable period last year. The increase is a result of interest expense related to borrowings for funding of operations.

Interest expense on acquisition debt increased to $51.8 million from $12.5 million in the six months ended October 31, 1999. The increase is primarily attributable to the acquisition OLDE in December 1999, and to a lesser extent, the acquisition of the non-attest assets of McGladrey & Pullen, LLP in August 1999.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

There have been no material changes in market risk from those reported at April 30, 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

CompuServe Corporation (CompuServe), certain current and former officers and directors of CompuServe and the Company have been named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio. All suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit brought by the Florida State Board of Administration also alleges certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits is unspecified, but includes pleas for rescission and damages. One Federal lawsuit names the lead underwriters of CompuServe's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits were consolidated, the defendants filed a motion to dismiss the consolidated suits, the district court stayed all proceedings pending the outcome of the state court suits, and the United States Court of Appeals for the Sixth Circuit affirmed such stay. The four state court lawsuits also allege violations of various state statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. The state lawsuits were consolidated for discovery purposes and defendants filed a motion for summary judgment covering all four state lawsuits. In July 1998, the state court certified a plaintiff class of all persons and entities who purchased shares of common stock of CompuServe between April 18, 1996 and July 16, 1996 pursuant to the initial public offering or on the open market, and who were damaged thereby, excluding the named defendants and their affiliates. The named plaintiffs in three of the state court cases were designated class representatives.

In July 2000, the class representatives and the defendants in the class action pending in state court, by their authorized counsel, entered into a Stipulation of Settlement, pursuant to which the defendants will pay a gross settlement amount of $9.5 million in exchange for dismissal of the class action suit and a release of all claims. The court preliminarily approved the settlement in August 2000 and notices to the class were mailed and published. The fairness hearing relating to the settlement was held on November 30, 2000, but the court has not yet issued its ruling. Payment of plaintiffs' attorneys' fees and expenses are to be paid out of the gross settlement fund. The gross settlement fund will be paid in its entirety by the Company's insurance carrier. The Stipulation is not an admission of the validity of any claim or any fact alleged by the plaintiffs and defendants continue to deny any wrongdoing and any liability. The Stipulation states that the defendants consider it desirable to settle to avoid further expense, inconvenience, and delay, and put to rest all controversy concerning all claims.

The Florida State Board of Administration has opted out of the settlement and that litigation continues separately from the state court class action.

As a part of the sale of its interest in CompuServe, the Company agreed to indemnify WorldCom, Inc. and CompuServe against 80.1% of any losses and expenses incurred by them with respect to these lawsuits. In the opinion of management, the ultimate resolution of these suits through the agreed upon settlement or otherwise will not have a material adverse impact on the Company's consolidated financial position or results of operations. The lawsuits discussed herein were previously reported in Forms 10-K and 10-Q filed by the Company, including the Form 10-Q for the quarterly period ended July 31, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the registrant was held on September 13, 2000. At such meeting, four Class II directors were elected to serve three-year terms, one Class I director was elected to serve a two-year term, and one Class III director was elected to serve a one-year term. In addition, the resolutions set forth below were submitted to a vote of shareholders. With respect to the election of directors and the adoption of each resolution, the number of votes cast for, against or withheld, and the number of abstentions were as follows:

         Election of Class II Directors:
         ------------------------------

                Nominee                      Votes FOR           Votes WITHHELD
                -------                      ---------           --------------

         G. Kenneth Baum                    79,118,627             1,021,492
         Mark A. Ernst                      79,193,284               946,835
         Henry F. Frigon                    79,171,416               968,703
         Roger W. Hale                      79,212,834               927,285

         Election of Class I Director:
         ----------------------------

               Nominee                       Votes FOR           Votes WITHHELD
               -------                       ---------           --------------

         Thomas M. Bloch                    79,162,877               977,242

         Election of Class III Director:
         ------------------------------

               Nominee                       Votes FOR           Votes WITHHELD
               -------                       ---------           --------------

         Rayford Wilkins, Jr.               79,018,502             1,121,617

         Approval of the H&R Block, Inc. 2000 Employee Stock Purchase Plan:
         -----------------------------------------------------------------

         The following resolution was adopted by a vote of 77,020,390 shares in favor of such resolution, 2,523,509 shares against such resolution, and 596,018 shares abstaining. The resolution states:

                  "RESOLVED, That the H&R Block, Inc. 2000 Employee Stock Purchase Plan, included as Appendix B to the proxy statement relating to this meeting, is hereby adopted and approved."

         Approval of the H&R Block, Inc. Short-Term Incentive Plan, as amended:
         ----------------------------------------------------------------------

         The following resolution was adopted by a vote of 76,435,653 shares in favor of such resolution, 2,955,058 shares against such resolution, and 749,407 shares abstaining. The resolution states:

                  "RESOLVED, That the H&R Block Short-Term Incentive Plan, as amended, included in Appendix C to the proxy statement relating to this meeting, is hereby adopted and approved."

         Appointment of Auditors
         -----------------------

         The following resolution was adopted by a vote of 79,545,640 shares in favor of such resolution, 191,849 shares against such resolution and 402,630 shares abstaining:

                  "RESOLVED, That the appointment of PricewaterhouseCoopers LLP as the independent auditors for H&R Block, Inc., and its subsidiaries for the year ending April 30, 2001 is hereby ratified, approved and confirmed."

At the close of business on July 10, 2000, the record date for the annual meeting of shareholders, there were 92,297,566 shares of Common Stock of the registrant outstanding and entitled to vote at the meeting. There were 80,140,119 shares represented at the annual meeting of shareholders held on September 13, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)       Exhibits

         10.1 The H&R Block Short-Term Incentive Plan, as amended September 13, 2000.

         10.2 Amendment No. 7 to the H&R Block Deferred Compensation Plan for Directors.

         10.3 Amendment No. 5 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated.

         10.4     H&R Block, Inc. Executive Survivor Plan (As Amended and
                  Restated).

         27       Financial Data Schedule

b)       Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the second quarter of fiscal 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   H&R BLOCK, INC.
                                          -----------------------------------
                                                    (Registrant)



DATE    12/15/00                       BY       /s/ Frank J. Cotroneo
     ----------------------               -----------------------------------
                                                   Frank J. Cotroneo
                                              Senior Vice President and
                                                Chief Financial Officer



DATE    12/15/00                       BY       /s/ Cheryl L. Givens
     ----------------------               -----------------------------------
                                                  Cheryl L. Givens
                                       Vice President and Corporate Controller