Form 10-Q
period 2001-01-31
H&R BLOCK INC
filed 2001-03-19
CIK 12659

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

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

The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on February 28, 2001 was 91,377,167 shares.

                                TABLE OF CONTENTS



                                                                                                             Page
                                                                                                             ----
PART I          Financial Information

                Consolidated Balance Sheets
                   January 31, 2001 and April 30, 2000 ....................................................    1

                Consolidated Statements of Operations
                   Three Months Ended January 31, 2001 and 2000 ...........................................    2
                   Nine Months Ended January 31, 2001 and 2000 ............................................    3

                Consolidated Statements of Cash Flows
                   Nine Months Ended January 31, 2001 and 2000 ............................................    4

                Notes to Consolidated Financial Statements ................................................    5

                Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................................................   12

                Quantitative and Qualitative Disclosures about Market Risk.................................   34

PART II         Other Information..........................................................................   35

SIGNATURES.................................................................................................   36

                                 H&R BLOCK, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                                                                       JANUARY 31,     APRIL 30,
                                                                                          2001           2000
                                                                                          ----           ----
                              ASSETS                                                   (UNAUDITED)     (AUDITED)
CURRENT ASSETS
    Cash and cash equivalents                                                       $     380,918  $     379,901
    Marketable securities - available-for-sale                                              8,288         16,966
    Marketable securities - trading                                                        42,690         45,403
    Receivables from customers, brokers, dealers and clearing organ-
       izations, less allowance for doubtful accounts of $878 and $759                  1,913,319      2,857,379
    Receivables, less allowance for doubtful accounts of $37,042
       and $49,602                                                                      1,072,466        434,722
    Prepaid expenses and other current assets                                             182,149        129,172
                                                                                    -------------  -------------
       TOTAL CURRENT ASSETS                                                             3,599,830      3,863,543

INVESTMENTS AND OTHER ASSETS
    Investments in available-for-sale marketable securities                               227,416        176,395
    Excess of cost over fair value of net tangible assets acquired,
       net of accumulated amortization                                                  1,069,302      1,095,074
    Other                                                                                 400,916        303,672
                                                                                    -------------  -------------
                                                                                        1,697,634      1,575,141
PROPERTY AND EQUIPMENT, at cost less accumulated
    depreciation and amortization                                                         245,059        260,666
                                                                                    -------------  -------------
                                                                                    $   5,542,523  $   5,699,350
                                                                                    =============  =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                   $   1,626,806  $     283,797
    Accounts payable to customers, brokers and dealers                                  1,626,612      2,570,200
    Accounts payable, accrued expenses and deposits                                       294,930        222,362
    Accrued salaries, wages and payroll taxes                                             141,744        173,333
    Accrued taxes on earnings                                                               8,145        202,779
    Current portion of long-term debt                                                      50,419         67,978
                                                                                    -------------  -------------
       TOTAL CURRENT LIABILITIES                                                        3,748,656      3,520,449

LONG-TERM DEBT                                                                            869,249        872,396
OTHER NONCURRENT LIABILITIES                                                              100,328         87,916

STOCKHOLDERS' EQUITY
    Common stock, no par, stated value $.01 per share                                       1,089          1,089
    Additional paid-in capital                                                            419,517        420,594
    Retained earnings                                                                   1,101,135      1,277,324
    Accumulated other comprehensive income (loss)                                         (24,476)       (26,241)
                                                                                    -------------  -------------
                                                                                        1,497,265      1,672,766
    Less cost of 17,647,006 and 10,937,683 shares of common stock
       in treasury                                                                        672,975        454,177
                                                                                    -------------  -------------
                                                                                          824,290      1,218,589
                                                                                    -------------  -------------
                                                                                    $   5,542,523  $   5,699,350
                                                                                    =============  =============


                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                  THREE MONTHS ENDED
                                                                                  ------------------
                                                                                      JANUARY 31,
                                                                                      -----------
                                                                                2001               2000
                                                                                ----               ----
REVENUES
     Service revenues                                                     $     503,733        $     406,564
     Product revenues                                                           117,360               81,941
     Royalties                                                                   28,633               16,124
     Other                                                                       11,628                7,878
                                                                          -------------        -------------
                                                                                661,354              512,507
                                                                          -------------        -------------
OPERATING EXPENSES
     Employee compensation and benefits                                         305,404              230,943
     Occupancy and equipment                                                     63,717               63,842
     Interest                                                                    68,048               50,271
     Depreciation and amortization                                               52,848               36,539
     Marketing and advertising                                                   37,598               39,221
     Supplies, freight and postage                                               19,539               26,755
     Bad debt                                                                    29,194               15,937
     Other                                                                       78,349               64,148
                                                                          -------------        -------------
                                                                                654,697              527,656
                                                                          -------------        -------------

Operating earnings (loss)                                                         6,657              (15,149)

OTHER INCOME
     Investment income, net                                                       1,099                1,517
     Other, net                                                                   2,060                  109
                                                                          -------------        -------------
                                                                                  3,159                1,626

Earnings (loss) before income taxes (benefit)                                     9,816              (13,523)

Income taxes (benefit)                                                            4,171               (6,448)
                                                                          -------------        -------------

Net earnings (loss)                                                       $       5,645        $      (7,075)
                                                                          =============        =============

Basic net earnings (loss) per share                                       $         .06        $        (.07)
                                                                          =============        =============

Diluted net earnings (loss) per share                                     $         .06        $        (.07)
                                                                          =============        =============

Dividends per share                                                       $         .30        $        .275
                                                                          =============        =============







                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                   NINE MONTHS ENDED
                                                                                   -----------------
                                                                                      JANUARY 31,
                                                                                      -----------
                                                                                2001               2000
                                                                                ----               ----
REVENUES
     Service revenues                                                     $   1,009,831        $     632,766
     Product revenues                                                           225,429              176,182
     Royalties                                                                   33,791               20,264
     Other                                                                       33,887               14,801
                                                                          -------------        -------------
                                                                              1,302,938              844,013
                                                                          -------------        -------------
OPERATING EXPENSES
     Employee compensation and benefits                                         624,844              424,601
     Occupancy and equipment                                                    180,175              152,036
     Interest                                                                   195,219               85,089
     Depreciation and amortization                                              148,990               79,270
     Marketing and advertising                                                   62,100               59,076
     Supplies, freight and postage                                               37,123               39,646
     Bad debt                                                                    43,448               26,058
     Other                                                                      185,983              130,643
                                                                          -------------        -------------
                                                                              1,477,882              996,419
                                                                          -------------        -------------

Operating loss                                                                 (174,944)            (152,406)

OTHER INCOME
     Investment income, net                                                       6,354                6,570
     Other, net                                                                   2,057                  359
                                                                          -------------        -------------
                                                                                  8,411                6,929

Loss before income tax benefit                                                 (166,533)            (145,477)

Income tax benefit                                                              (70,777)             (56,591)
                                                                          -------------        -------------

Net loss                                                                  $     (95,756)       $     (88,886)
                                                                          =============        =============

Basic and diluted net loss per share                                      $       (1.04)       $        (.91)
                                                                          =============        =============

Dividends per share                                                       $        .875        $         .80
                                                                          =============        =============

                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         UNAUDITED, AMOUNTS IN THOUSANDS

                                                                                         NINE MONTHS ENDED
                                                                                         -----------------
                                                                                            JANUARY 31,
                                                                                            -----------
                                                                                      2001              2000
                                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $      (95,756)   $      (88,886)
    Adjustments to reconcile net loss to net cash
          used in operating activities:
       Depreciation and amortization                                                   148,990            79,270
       Net gain on sale of subsidiary                                                   (2,040)             -
       Provision for bad debt                                                           43,448            26,058
       Accretion of acquisition liabilities                                              8,766             7,266
       Changes in:
          Receivables from customers, brokers, dealers and
             clearing organizations                                                    942,791          (423,288)
          Receivables                                                                 (836,004)         (519,942)
          Marketable securities - trading                                                2,713             7,413
          Prepaid expenses and other current assets                                    (53,877)          (54,171)
          Accounts payable to customers, brokers and dealers                          (943,588)          403,954
          Accounts payable, accrued expenses and deposits                               72,219           (56,815)
          Accrued salaries, wages and payroll taxes                                    (31,185)          (81,032)
          Accrued taxes on earnings                                                   (204,753)         (144,933)
          Other, net                                                                    (2,396)           (7,771)
                                                                                --------------    --------------
    NET CASH USED IN OPERATING ACTIVITIES                                             (950,672)         (852,877)
                                                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of available-for-sale securities                                          (5,413)           (3,797)
    Maturities of marketable securities                                                 32,375            33,003
    Purchases of property and equipment                                                (44,669)          (68,855)
    Payments made for business acquisitions, net of cash acquired                      (13,285)         (960,518)
    Proceeds from sale of subsidiary                                                    23,200              -
    Other, net                                                                         (16,685)           (9,837)
                                                                                --------------    --------------
    NET CASH USED IN INVESTING ACTIVITIES                                              (24,477)       (1,010,004)
                                                                                --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of notes payable                                                    (11,864,855)      (31,187,422)
    Proceeds from issuance of notes payable                                         13,207,864        33,210,422
    Payments on acquisition debt                                                       (67,643)           (3,278)
    Dividends paid                                                                     (80,433)          (78,811)
    Payments to acquire treasury shares                                               (222,894)          (32,366)
    Proceeds from stock options exercised                                                3,019            36,178
    Other, net                                                                           1,108               658
                                                                                --------------    --------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                          976,166         1,945,381
                                                                                --------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                1,017            82,500
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                   379,901           193,240
                                                                                --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                  $      380,918    $      275,740
                                                                                ==============    ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Income taxes paid                                                           $      123,296    $       87,168
    Interest paid                                                                      173,137            79,672


                See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited, dollars in thousands, except share data

1. The Consolidated Balance Sheet as of January 31, 2001, the Consolidated Statements of Operations for the three and nine months ended January 31, 2001 and 2000, and the Consolidated Statements of Cash Flows for the nine months ended January 31, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2001 and for all periods presented have been made.

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

     Operating revenues of U.S. tax operations and Business services are seasonal in nature with peak revenues occurring in the months of January through April. Thus, the nine-month results are not indicative of results to be expected for the year.

2.   Receivables consist of the following:

                                                                                   January 31,        April 30,
                                                                                   -----------        ---------
                                                                                      2001              2000
                                                                                      ----              ----
                                                                                   (Unaudited)        (Audited)
     Mortgage loans held for sale                                               $      173,471    $       163,033
     Participation in refund anticipation loans                                        548,540             47,581
     Business services accounts receivable                                             156,378            148,109
     Tax related fees due from Household Bank                                           75,561              3,878
     Loans to franchisees                                                               40,735             24,888
     Other                                                                             114,823             96,835
                                                                                --------------    ---------------
                                                                                     1,109,508            484,324
     Allowance for doubtful accounts                                                    37,042             49,602
                                                                                --------------    ---------------
                                                                                $    1,072,466    $       434,722
                                                                                ==============    ===============

3. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

4. Basic net earnings (loss) per share is computed using the weighted average number of shares outstanding during each period. The dilutive effect of potential common shares is included in diluted net earnings per share. The computations of basic and diluted net earnings per share are as follows (shares in thousands):

                                                      Three months ended                 Nine months ended
                                                      ------------------                 -----------------
                                                          January 31,                       January 31,
                                                          -----------                       -----------
                                                     2001            2000               2001              2000
                                                     ----            ----               ----              ----

         Net earnings (loss)                 $       5,645   $      (7,075)     $      (95,756)   $       (88,886)
                                             -------------   -------------      --------------    ---------------

         Basic weighted average shares              91,299          98,358              91,988             97,962
         Effect of dilutive securities:
           Common stock options                        736            -                   -                  -
           Convertible preferred stock                   1            -                   -                  -
                                             -------------   -------------      --------------    ---------------
         Dilutive potential shares                  92,036          98,358              91,988             97,962
                                             =============   =============      ==============    ===============

         Net earnings (loss) per share:
              Basic                          $        .06    $        (.07)     $        (1.04)   $          (.91)
              Diluted                                 .06             (.07)              (1.04)              (.91)

     Diluted net earnings (loss) per share excludes the impact of common stock options outstanding of 5,251,323 shares for the three months ended January 31, 2001 and 9,990,380 shares and the conversion of 608 shares of preferred stock to common stock for the nine months ended January 31, 2001, as they are antidilutive. Diluted net loss per share excludes the impact of common stock options outstanding of 8,464,234 shares and the conversion of 608 shares of preferred stock to common stock for the three and nine months ended January 31, 2000, as they are antidilutive.

     The weighted average shares outstanding for the nine months ended January 31, 2001 decreased to 91,988,000 from 97,962,000 last year, due to the purchase of treasury shares by the Company predominantly during the first three months of fiscal 2001.

5. During the nine months ended January 31, 2001 and 2000, the Company issued 106,775 and 953,865 shares, respectively, pursuant to provisions for exercise of stock options under its stock option plans. In addition, the Company issued 475,443 shares of its common stock for an U.S. tax operations' major franchise acquisition in the second quarter of fiscal 2000. The issuance of common stock for the acquisition was treated as a noncash investing activity in the Consolidated Statement of Cash Flows for the nine months ended January 31, 2000. During the nine months ended January 31, 2001, the Company acquired 6,816,098 shares of its common stock at an aggregate cost of $222,894. During the nine months ended January 31, 2000, the Company acquired 721,800 shares of its common stock at an aggregate cost of $32,366.

6. CompuServe Corporation (CompuServe), certain current and former officers and directors of CompuServe and the Company were named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio. All suits alleged similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit brought by the Florida State Board of Administration also alleged certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits was unspecified, but included pleas for rescission and damages.

     In July 2000, the class representatives and the defendants in the class action pending in state court, by their authorized counsel, entered into a Stipulation of Settlement, pursuant to which the defendants were required to pay a gross settlement amount of $9,500 in exchange for dismissal of the class action suit and a release of all claims. The court preliminarily approved the settlement in August 2000 and notices to the class were mailed and published. The fairness hearing relating to the settlement was held on November 30, 2000, and the court issued its order approving the settlement. Payment of plaintiffs' attorneys' fees and expenses were to be paid out of the gross settlement fund. The gross settlement fund was paid in its entirety by the Company's insurance carrier. The Stipulation and payment of the gross settlement fund are not admissions of the validity of any claim or any fact alleged by the plaintiffs and defendants continue to deny any wrongdoing and any liability. The Stipulation states that the defendants consider it desirable to settle to avoid further expense, inconvenience, and delay, and put to rest all controversy concerning all claims.

     The Florida State Board of Administration opted out of the class action settlement and that litigation continues separately from the state court class action. The parties have reached a settlement that will dispose of the case in its entirety with no material adverse impact on the Company's consolidated financial position or results of operations.

7. Summarized financial information for Block Financial Corporation, an indirect, wholly owned subsidiary of the Company, is presented below.

                                                                                   January 31,        April 30,
                                                                                   -----------        ---------
                                                                                      2001              2000
                                                                                      ----              ----
                                                                                   (Unaudited)        (Audited)
     Condensed balance sheets:
         Cash and cash equivalents                                              $      255,138    $       256,823
         Finance receivables, net                                                    2,648,234          3,054,792
         Other assets                                                                1,629,813          1,247,710
                                                                                --------------    ---------------
              Total assets                                                      $    4,533,185    $     4,559,325
                                                                                ==============    ===============

         Notes payable                                                          $    1,626,806    $       283,797
         Long-term debt                                                                746,088            745,600
         Other liabilities                                                           1,920,190          3,304,740
         Stockholder's equity                                                          240,101            225,188
                                                                                --------------    ---------------
              Total liabilities and stockholder's equity                        $    4,533,185    $     4,559,325
                                                                                ==============    ===============


                                                      Three months ended                 Nine months ended
                                                      ------------------                 -----------------
                                                          January 31,                       January 31,
                                                          -----------                       -----------
                                                   2001            2000                2001               2000
                                                   ----            ----                ----               ----
     Condensed statements of operations:
         Revenues                            $     283,316   $     220,892      $      709,581    $       394,716
         Earnings before income taxes               28,653          26,336              37,625             51,626
         Net earnings                               14,043          19,710              10,350             34,846

8. The Company utilizes forward contracts on FNMA mortgage-backed securities to reduce interest rate risk related to its fixed rate mortgage portfolio. The position on certain or all of the fixed rate mortgages is closed, on standard Public Securities Association (PSA) settlement dates, when the Company enters into a forward commitment to sell those mortgages or decides to securitize the mortgages. The Company in the past had applied hedge accounting treatment for these forward contracts, however, these instruments no longer qualify for hedge accounting treatment because the Company does not hold the mortgage loans on its balance sheet (the asset that was being hedged). These instruments are now carried at fair market value and changes in the fair market value are recorded in revenues on the income statement instead of being deferred. There are no FNMA forward contracts open at January 31, 2001. The contract value and market value of the forward commitment at January 31, 2001 were $185,000 and $184,525, respectively.

9. The Company's comprehensive income is comprised of net earnings (loss), foreign currency translation adjustments and the change in the net unrealized gain or loss on marketable securities. The components of comprehensive income (loss) during the three and nine months ended January 31, 2001 and 2000 were:

                                                      Three months ended                 Nine months ended
                                                      ------------------                 -----------------
                                                          January 31,                       January 31,
                                                          -----------                       -----------
                                                   2001            2000                2001               2000
                                                   ----            ----                ----               ----

         Net earnings (loss)                 $       5,645   $      (7,075)     $      (95,756)   $       (88,886)
         Change in net unrealized
            gain (loss) on mkt. securities           9,027          (3,390)              7,414              1,867
         Change in foreign currency
            translation adjustments                    526           2,474              (5,649)             4,304
                                             -------------   -------------      --------------    ---------------
         Comprehensive income (loss)         $      15,198   $      (7,991)     $      (93,991)   $       (82,715)
                                             =============   =============      ==============    ===============

10. In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20), and subsequently clarified its consensus in September 2000, November 2000 and January 2001. EITF 99-20 addresses how the holder of beneficial interests should recognize cash flows on the date of the transaction and how interest income is recognized over the life of the interests. EITF 99-20 will be effective for the Company in the first quarter of fiscal year 2002. The Company has not yet determined the effect of EITF 99-20 on the consolidated financial statements.

11. In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS 140 is a replacement of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain new disclosures, but carries over most of the SFAS 125 provisions without reconsideration. The Company has adopted the disclosure requirements of SFAS 140 as of January 31, 2001. Disclosures relating to mortgage servicing assets and liabilities have been omitted because they are immaterial. The Company believes that the implementation of SFAS 140 in the fourth quarter of fiscal year 2001 will not have a material impact on the consolidated financial statements.

12. Included in Investments in available-for-sale marketable securities on the Consolidated Balance Sheets as of January 31, 2001 and April 30, 2000 are residual interests in securitizations (residuals) of real estate mortgage investment conduits (REMICs). The Company estimates future cash flows from these residuals and values them utilizing assumptions that it believes are consistent with those that would be utilized by an unaffiliated third-party purchaser and records them as available-for-sale securities at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities." Unrealized gains and losses are included in Other Comprehensive Income. If losses are determined to be other-than-temporary, the residual is written down to fair value with the realized loss included in the Consolidated Statement of Operations.

     The fair value of residuals is determined by computing the present value of the excess of the weighted average coupon on the loans sold over the sum of
     (1) the coupon on the senior interests, (2) a base servicing fee paid to the servicer of the loans (which is usually the Company), (3) expected losses to be incurred on the portfolio of the loans sold (as projected to occur) over the lives of the loans, (4) fees payable to the trustee and insurer, (5) estimated collections of prepayment penalty fees, and (6) other fees. Prepayment and loss assumptions used in estimating the cash flows are based on evaluation of the actual experience of the Company's servicing portfolio or on market rates on new portfolios, taking into consideration the current and expected interest rate environment and its expected impact on future prepayment and default rates. The estimated cash flows expected to be received by the Company are discounted at an interest rate the Company believes an unaffiliated third-party purchaser would require as a rate of return on such a financial instrument. To the extent that actual future excess cash flows are different from estimated excess cash flows, the fair value of the Company's residual could increase or decrease. The key assumptions the Company utilizes to estimate the cash flows of the residual interests are as follows:

                    Estimated annual prepayments                                23% to 75%
                    Estimated annual credit losses                              .5% to 2.90%
                    Discount rate                                               12% to 15%

     The fair value of the residuals at January 31, 2001 and April 30, 2000 were $196,222 and $123,043, respectively. At January 31, 2001, the sensitivity of the current fair value of the residuals to 10% and 20% adverse changes in the above key assumptions are as follows:

                                                                           Residential Mortgage Loans
                                                                             Fixed & Adjustable Rate
                                                                           --------------------------
     Carrying amount/fair value of residuals                                    $     196,222
     Weighted average life (in years)                                                   3.6

     Annual prepayments:
         Adverse 10% - $ impact on fair value                                   $      (7,566)
         Adverse 20% - $ impact on fair value                                         (12,819)
     Annual credit losses:
         Adverse 10% - $ impact on fair value                                   $      (4,257)
         Adverse 20% - $ impact on fair value                                          (7,683)
     Discount rate:
         Adverse 10% - $ impact on fair value                                   $      (5,479)
         Adverse 20% - $ impact on fair value                                          (9,960)
     Variable interest rates:
         Adverse 10% - $ impact on fair value                                   $      (9,159)
         Adverse 20% - $ impact on fair value                                         (17,319)

     Sensitivity analysis for favorable changes of 10% and 20% in the key assumptions would approximate the above dollar amounts having a positive impact on fair value instead of a negative impact. The Company's residuals consist mainly of residuals whose collateral is cross-collateralized, therefore the sensitivity analysis for fixed and adjustable rate mortgages is combined. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in this table, the effect of a variation of a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

13.  In December 1999, the Securities and Exchange Commission (SEC) issued
     SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the fourth quarter of fiscal year 2001. The Company believes that implementing SAB 101 in the fourth quarter will be immaterial to results of operations, financial position and cash flows for fiscal year 2001.

14. During the third quarter of fiscal 2001, management reevaluated its reportable operating segments to more closely reflect how the Company's business is now analyzed and evaluated under the guidance of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." As a result, the Company's Financial services segment is now separated into Mortgage operations and Investment services. Mortgage operations includes all of the Company's wholesale and retail mortgage operations. This segment is primarily engaged in the origination, servicing, and sale of nonconforming and conforming mortgage loans offered though a network of mortgage brokers, through H&R Block Financial Centers and through H&R Block Mortgage Corporation retail offices. Investment services essentially consists of H&R Block Financial Advisors, Inc. (formerly OLDE Discount Corporation). This segment is primarily engaged in offering full-service investment opportunities to the general public. Financial planning and investment advice are offered through H&R Block Financial Centers, H&R Block Financial Advisor offices and tax offices, and stocks, bonds, mutual funds and other products and securities are offered though a nationwide network of registered representatives, including representatives located at H&R Block Financial Centers and tax offices.

15. Information concerning the Company's operations by reportable operating segments for the three and nine months ended January 31, 2001 and 2000 is as follows:

                                                     Three months ended                 Nine months ended
                                                     ------------------                 -----------------
                                                         January 31,                       January 31,
                                                         -----------                       -----------
                                                  2001              2000              2001              2000
                                                  ----              ----              ----              ----
       Revenues:
           U.S. tax operations                 $    327,310   $      237,851     $      365,063    $      270,649
           International tax operations               7,857            8,478             27,655            27,259
           Mortgage operations                      114,169           85,643            279,459           249,917
           Investment services                      118,164           96,776            380,404           103,459
           Business services                         92,729           82,806            247,093           190,165
           Unallocated corporate                      1,125              953              3,264             2,564
                                               ------------   --------------     --------------    --------------
                                               $    661,354   $      512,507     $    1,302,938    $      844,013
                                               ============   ==============     ==============    ==============

       Earnings (loss) from:
           U.S. tax operations                 $      7,438   $      (29,427)    $     (167,635)   $     (184,160)
           International tax operations              (6,141)          (7,134)           (12,531)          (15,299)
           Mortgage operations                       38,317           24,998             80,843            69,451
           Investment services                        6,609           18,978             31,449            14,282
           Business services                          1,063            3,135             (2,731)            1,795
           Unallocated corporate                    (11,418)          (6,671)           (22,758)          (13,448)
           Interest exp-acquisition debt            (23,988)         (19,451)           (75,760)          (31,916)
                                               ------------   --------------     --------------    --------------
                                                     11,880          (15,572)          (169,123)         (159,295)
           Investment income, net                     1,099            1,517              6,354             6,570
           Intercompany interest                     (3,163)             532             (3,764)            7,248
                                               ------------   --------------     --------------    --------------
       Earnings (loss) before
          income taxes (benefit)               $      9,816   $      (13,523)    $     (166,533)   $     (145,477)
                                               ============   ==============     ==============    ==============

Intercompany interest represents net interest expense charged to financial related businesses for corporate cash that was borrowed to fund their operating activities and, in fiscal 2001, it also includes net unallocated interest expense attributable to commitment fees on the unused portion of the Company's credit facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

OVERVIEW OF REPORTABLE OPERATING SEGMENTS

The principal business activity of the Company's operating subsidiaries is providing tax and financial services to the general public. The Company operates in the following reportable segments:

       U.S. tax operations: This segment primarily consists of the Company's traditional tax business - which served 16.9 million taxpayers in fiscal year 2000, more than any other company. This segment is primarily engaged in providing tax return preparation, filing, and related services in the United States. Tax-related service revenues include fees from company-owned tax offices and royalties from franchised offices. This segment also participates in the refund anticipation loan products offered by a third-party lending institution to tax clients. This segment includes the Company's tax preparation software - Kiplinger TaxCut(R) from H&R Block, other personal productivity software, online tax preparation through a tax preparer (whereby the client fills out an online tax organizer and sends it to a tax preparer for preparation), online do-it-yourself-tax preparation, online professional tax review and online tax advice through the hrblock.com website. Revenues from this segment are seasonal.

       International tax operations: This segment is primarily engaged in providing local tax return preparation, filing and related services in Canada, Australia and the United Kingdom. In addition, there are franchise offices in 10 countries that prepare U.S. tax returns for U.S. citizens living abroad. Tax-related service revenues include fees from company-owned tax offices and royalties from franchised offices. Revenues from this segment are seasonal.

       Mortgage operations: This segment is primarily engaged in the origination, servicing, and sale of nonconforming and conforming mortgage loans. This segment mainly offers a flexible product line to borrowers who are creditworthy but do not meet traditional underwriting criteria through a network of mortgage brokers. Conforming mortgage loan products, as well as the same flexible product line available through brokers are offered through H&R Block Financial Centers and H&R Block Mortgage Corporation retail offices.

       Investment services: This segment is primarily engaged in offering full service investment advice through H&R Block Financial Advisors, Inc., a full-service discount securities broker. Financial planning and investment advice are offered through H&R Block Financial Centers, H&R Block Financial Advisors offices and tax offices, and stocks, bonds, mutual funds and other products and securities are offered through a nationwide network of registered representatives, at the same locations.

       Business services: This segment is primarily engaged in providing accounting, tax and consulting services to business clients and tax, estate planning and financial planning services to individuals. Revenues from this segment are seasonal.


FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 4, respectively.

LIQUIDITY

Working capital decreased to a negative $151.1 million at January 31, 2001 from $343.1 million at April 30, 2000. The working capital ratio at January 31, 2001 is .96 to 1, compared to 1.10 to 1 at April 30, 2000. The decrease in working capital and the working capital ratio is attributable to the increase in short-term borrowings due to the seasonal nature of the Company's U.S. tax operations segment, including Refund Anticipation Loan (RAL) participations, payments on Business services acquisitions, the share repurchase program and interest, tax and dividend payments. In addition, due to market conditions at January 31, 2001, the Company was holding excess borrowings in cash equivalents. Historically a large portion of tax return preparation occurs in the fourth quarter and has the effect of increasing certain assets and liabilities during the fourth quarter, including cash and cash equivalents, receivables, accrued salaries, wages and payroll taxes and accrued taxes on earnings.

The Company incurs short-term borrowings throughout the year primarily to fund receivables associated with its mortgage loans held for sale, Business services and participation in RALs, and to fund seasonal working capital needs. These short-term borrowings in the U.S. are supported by a $1.86 billion back-up credit facility through October 2001, subject to annual renewal.

In April 2000, the Company entered into third party off-balance sheet arrangements and whole-loan sale arrangements for Option One Mortgage Corporation (Option One). These arrangements allow the Company to originate mortgage loans and then sell the loans to a qualified special purpose entity without having to use short-term borrowings to fund the loans. The arrangements, which are not guaranteed by H&R Block, freed up excess cash and short-term borrowing capacity ($824.7 million at January 31, 2001), improved liquidity and flexibility, and reduced balance sheet risk, while providing stability and access to liquidity in the secondary market for mortgage loans. The Company has commitments to fund mortgage loans of $548.8 million at January 31, 2001, as long as there is no violation of any conditions established in the contracts. External market forces impact the probability of commitments being exercised, and therefore, total commitments outstanding do not necessarily represent future cash requirements. If the commitments are exercised they will be funded using the Company's off-balance sheet arrangements.

At January 31, 2001, short-term borrowings increased to $1.6 billion from $283.8 million at April 30, 2000. The Company's capital expenditures, dividend payments, share repurchase program, Business services acquisition payments and normal operating activities, including RALs, during the first nine months were funded through both internally-generated funds and short-term borrowings.

For the nine months ended January 31, 2001 and 2000, interest expense was $195.2 million and $85.1 million, respectively. The increase in interest expense is due to the inclusion of operating interest expense to external parties at OLDE Financial Corporation (OLDE) for a full nine months ($92.7 million) compared to only two months in the prior year and acquisition interest expense of $54.5 million related to the OLDE acquisition in December 1999. These increases were partially offset by lower interest expense from Mortgage operations because the Company no longer incurs short-term borrowings to fund its mortgage loans.

In March 2000, the Company's Board of Directors approved a plan to repurchase up to 12 million shares of its common stock. At January 31, 2001, 7.2 million shares had been repurchased under this plan, with only 1,898 shares purchased during the third quarter of fiscal 2001. The Company plans to continue to purchase its shares on the open market in accordance with this authorization, subject to various factors including the price of the stock, the ability to maintain progress toward a financial and capital structure that will support a mid single A rating (Moody's - A2; Standard & Poors - A; and Fitch - A), the availability of excess cash, the ability to maintain liquidity and financial flexibility, securities laws restrictions and other investment opportunities available. The Company does not anticipate any significant share repurchases through the remainder of the fiscal year.

FORWARD-LOOKING INFORMATION

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by Federal, state and local authorities and their impact on any lines of business in which the Company's subsidiaries are involved; unforeseen compliance costs; the uncertainty that the Company will achieve or exceed its revenue, earnings, client and pricing growth goals for fiscal year 2001; the uncertainty that the level of growth experienced in the third quarter of fiscal year 2001 and early 2001 tax season will continue throughout the remainder of the tax season and fiscal year; the uncertainty of the success of the Company's marketing and business development programs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; the uncertainty that actual future excess cash flows from residual interests in securitizations of REMIC certificates will differ from estimated future excess cash flows from such items; litigation involving the Company; the uncertainty of the impact of share repurchases on earnings per share; and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

The analysis that follows should be read in conjunction with the tables below and the Consolidated Statements of Operations found on pages 2 and 3. All amounts in the following tables are in thousands.

THREE MONTHS ENDED JANUARY 31, 2001 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2000

Consolidated H&R Block, Inc.
----------------------------------------------------------------------------------------------------------------------
                                                          Quarter Ended                               Variance
                                                            January 31,                          Better/(worse) than
                                                 ----------------------------------    -------------------------------
                                                      2001               2000               $                 %
                                                 ----------------------------------    -------------------------------

Total revenues                                        $ 661,354          $ 512,507         $148,847             29.0%
                                                 ---------------     --------------    -------------     -------------

Pretax earnings (loss)                                    9,816           (13,523)           23,339            172.6%
Net earnings (loss)                                   $   5,645          $ (7,075)         $ 12,720            179.8%
                                                 ===============     ==============    =============     =============

----------------------------------------------------------------------------------------------------------------------

Consolidated revenues for the three months ended January 31, 2000 increased 29.0% primarily due to the U.S. tax operations segment, which increased $89.5 million or 37.6% over the prior year. All of the Company's segments, except for International tax operations, showed improved revenues for the quarter. Mortgage operations and Investment services increased 33.3% and 22.1%, respectively.

The Company reported pretax earnings of $9.8 million for the third quarter of fiscal 2001 compared to a loss of $13.5 million in the prior year. The improvement over the prior year is almost entirely due to the U.S. tax operations segment that reported earnings of $7.4 million, a $36.9 million improvement over last year.

The Company's performance as measured by earnings before interest (including interest expense on acquisition debt, investment income and interest allocated to operating business units), taxes, depreciation and amortization (EBITDA) improved 119.5% to $88.7 million compared to $40.4 million in the prior year's third quarter. EBITDA is utilized by management to evaluate the performance of its operating segments because many of the segments reflect substantial amortization of acquired intangible assets and goodwill resulting from recent acquisitions. Management believes the EBITDA is a good measure of cash flow generation because the Company is not historically capital intensive and it also removes the effects of purchase accounting. The calculation of EBITDA may not be comparable to the calculation of EBITDA by other companies.

Net earnings were $5.6 million, or $.06 per share compared to a loss of $7.1 million, or $.07 per share in the third quarter of fiscal 2000. The effective income tax rate decreased from 47.7% last year to 42.5% this year. The higher rate in the prior year is a result of adjusting the effective tax rate from 38.0% to the rate expected to be applicable for the full fiscal year (38.9%) during the third quarter due to the acquisition of OLDE Financial Corporation that resulted in non-deductible intangible asset and goodwill amortization.

An analysis of operations by reportable operating segments follows.

U.S Tax Operations
----------------------------------------------------------------------------------------------------------------------
                                                           Quarter Ended                          Variance
                                                            January 31,                     Better/(worse) than
                                                 ----------------------------------    -------------------------------
                                                      2001               2000               $                 %
                                                 ----------------------------------    -------------------------------
Tax preparation and related fees                      $ 239,321         $  179,167        $  60,154             33.6%
Royalties                                                27,874             15,102           12,772             84.6%
RAL participation fees                                   25,403             12,085           13,318            110.2%
Software sales                                           24,167             21,150            3,017             14.3%
Other                                                    10,545             10,347              198              1.9%
                                                 ---------------     --------------    -------------     -------------
     Total revenues                                     327,310            237,851           89,459             37.6%
                                                 ---------------     --------------    -------------     -------------

Compensation & benefits                                 154,373            113,094         (41,279)            -36.5%
Occupancy & equipment                                    43,800             42,382          (1,418)             -3.3%
Depreciation & amortization                              20,820             15,004          (5,816)            -38.8%
Cost of software sales                                   14,301             13,659            (642)             -4.7%
Bad debt expense                                         21,632             11,634          (9,998)            -85.9%
Marketing & advertising                                  25,732             25,129            (603)             -2.4%
Other                                                    39,214             46,376            7,162             15.4%
                                                 ---------------     --------------    -------------     -------------
     Total expenses                                     319,872            267,278         (52,594)            -19.7%
                                                 ---------------     --------------    -------------     -------------
Pretax earnings (loss)                                $   7,438         $ (29,427)        $  36,865            125.3%
                                                 ===============     ==============    =============     =============

----------------------------------------------------------------------------------------------------------------------


U.S. Tax Operating Data
--------------------------------------------------------------------------------
Company-owned tax offices         For the period January 1
and E-commerce                      through January 31,              Percent
                                   2001              2000             Change
                                 ------------    -------------     -------------


Total clients served                   2,192            1,792             22.3%
Tax returns prepared                   2,029            1,704             19.1%
Returns filed electronically           2,094            1,691             23.8%
Average fee per client              $ 109.62          $ 96.35             13.8%
Refund anticipation loans              1,025              864             18.6%
Offices                                5,060            5,162             -2.0%

--------------------------------------------------------------------------------

Revenues increased 37.6% to $327.3 million for the three months ended January 31, 2001 compared to the same period last year. This increase is primarily attributable to higher tax preparation and related fees that are a direct result of increases in both the number of clients served and average fees per client. The number of clients served in company-owned operations increased 22.3% to 2.2 million for the first month of the tax season and the average fee per client served increased to $109.62 from $96.35 last year. The increase in the average fee is due in part to a reduction in the number of discounts taken at the point of sale and to more complex returns processed this year. In addition, the number of tax returns filed electronically increased 23.8% in company-owned operations resulting in the electronic filing of 95.5% of all returns processed in company-owned operations. Also contributing to the increase were revenues from participations in RALs which increased $13.3 million over the prior year. This increase is a result of both an increase in the average revenue per RAL (55.9%) and an increase in the number of RALs (44.7%). The Company participates with Household Tax Masters in offering RALs to customers through tax offices (49.9% in company-owned offices and 25% in major franchise offices). Revenue from this participation is calculated as our percentage participation times the fee that the customer pays for the RAL. The fee that the customer pays for the RAL is set by Household Tax Masters and is based on the dollar amount of the RAL. The increase in pricing is due to adjustments made to offset the increased risk of bad debt resulting from the IRS's heightened review of returns containing earned income tax credits. Although the first month of the tax season started strongly, based on an analysis of returns filed through February 16, 2001, it appears that a significant portion of the growth is attributable to a shift in the filing pattern from the first two weeks of February into late January. In addition, royalty revenues increased 84.6% over the same period last year due primarily to an increase in the number of clients served in franchise offices. Royalty revenues were also favorably impacted by the shift from February to January. Accordingly, this level of growth in royalty revenue is not sustainable and historically trends with the growth in tax preparation revenues.

U.S. tax operations reported pretax earnings of $7.4 million compared to a loss of $29.4 million in the third quarter last year. The improved results are primarily due to the increase in revenues. Pretax earnings from participations in RALs increased $5.0 million or 192.6% over last year. Also contributing to the improvement over last year is the performance of Kiplinger TaxCut software and the new online tax solutions, increasing $4.7 million over the same period last year.

Due to the nature of this segment's business, the results for the first month of the tax-filing season are not necessarily indicative of the expected results for the entire tax season.


International Tax Operations
----------------------------------------------------------------------------------------------------------------------
                                                           Quarter Ended                          Variance
                                                            January 31,                     Better/(worse) than
                                                 ----------------------------------    -------------------------------
                                                      2001               2000               $                 %
                                                 ---------------     --------------    -------------     -------------
Canada                                                $   3,002          $   3,833          $ (831)            -21.7%
Australia                                                 4,413              4,282              131              3.1%
United Kingdom                                              344                319               25              7.8%
Overseas franchises                                          98                 44               54            122.7%
                                                 ---------------     --------------    -------------     -------------
Total revenues                                            7,857              8,478            (621)             -7.3%
                                                 ---------------     --------------    -------------     -------------

Canada                                                  (6,271)            (7,419)            1,148             15.5%
Australia                                                   716                937            (221)            -23.6%
United Kingdom                                            (443)              (526)               83             15.8%
Overseas franchises                                       (143)              (126)             (17)            -13.5%
                                                 ---------------     --------------    -------------     -------------
Pretax loss                                           $ (6,141)          $ (7,134)          $   993             13.9%
                                                 ===============     ==============    =============     =============
----------------------------------------------------------------------------------------------------------------------

Revenues decreased 7.3% to $7.9 million from $8.5 million last year. The decrease was driven primarily by management's decision to reduce the non-profitable early discounted return business in Canada and by the continued strength of the U.S. dollar.

The pretax loss improved 13.9% to $6.1 million compared to a loss of $7.1 million. The improved performance is primarily attributed to reduced operating costs from the non-performing early discounted return business in Canada as well as additional cost control mainly in marketing, administrative labor and supplies. The Australian results were negatively affected by the timing of certain marketing expenses.


Mortgage Operations
----------------------------------------------------------------------------------------------------------------------
                                                           Quarter Ended                          Variance
                                                            January 31,                     Better/(worse) than
                                                 ----------------------------------    -------------------------------
                                                      2001               2000               $                 %
                                                 ---------------     --------------    -------------     -------------
Interest income                                        $ 12,176           $ 22,397        $(10,221)            -45.6%
Loan servicing income                                    29,579             16,673           12,906             77.4%
Gain on sale of mortgage loans                           71,903             45,882           26,021             56.7%
Other                                                       511                691            (180)            -26.0%
                                                 ---------------     --------------    -------------     -------------
     Total revenues                                     114,169             85,643           28,526             33.3%
                                                 ---------------     --------------    -------------     -------------


Compensation & benefits                                  33,555             25,792          (7,763)            -30.1%
Variable servicing & processing                           9,826              5,934          (3,892)            -65.6%
Occupancy & equipment                                     5,899              4,227          (1,672)            -39.5%
Interest expense                                          6,660             15,230            8,570             56.3%
Bad debt expense                                          4,116              3,798            (318)             -8.4%
Amortization of intangibles                               3,394              3,506              112              3.2%
Other                                                    12,402              2,158         (10,244)           -474.7%
                                                 ---------------     --------------    -------------     -------------
     Total expenses                                      75,852             60,645         (15,207)            -25.1%
                                                 ---------------     --------------    -------------     -------------
Pretax earnings                                        $ 38,317           $ 24,998        $  13,319             53.3%
                                                 ===============     ==============    =============     =============

----------------------------------------------------------------------------------------------------------------------

Revenues increased 33.3% to $114.2 million in the third quarter of fiscal 2001. The increase is primarily due to an increase in production volume, a favorable secondary market environment and a larger servicing portfolio. Revenues related to the sale of mortgage loans increased $26.0 million over the prior year resulting from favorable secondary market pricing and better pricing execution on mortgage loan sales. During the three months ended January 31, 2001, the Company originated $1.6 billion in mortgage loans compared to $1.4 billion last year. The total execution price representing gain on sale of mortgage loans for the third quarter was 5.04% compared to 4.36% for the third quarter ended January 31, 2000. In the third quarter of fiscal 2001, $1.5 billion in mortgage loans were sold compared to $1.4 billion in the same period last year. Servicing revenues increased 77.4% over the prior year's third quarter. The increase is principally attributable to a higher loan servicing portfolio balance, increased servicing operations efficiencies and an increase in the collection of borrower late fees. The average number of loans being serviced increased by 68,108 to an average portfolio balance for the period of $15.3 billion compared to $8.1 billion for the same period last year.

Pretax earnings increased $13.3 million or 53.3% to $38.3 million for the three months ended January 31, 2001. The improved performance is primarily due to the increase in revenues. Mortgage operations operating margin of 33.6% improved 437 basis points from 29.2% in the prior year. The decrease in both interest income and interest expense is a result of the move to off-balance sheet arrangements for the funding of mortgage loans. Utilizing the off-balance sheet arrangements, the Company no longer incurs short-term borrowings to fund its mortgage loans. The results of the wholesale and retail mortgage operations were slightly reduced by costs associated with the winding down of certain mortgage activities.



Investment Services
----------------------------------------------------------------------------------------------------------------------
                                                           Quarter Ended                          Variance
                                                            January 31,                     Better/(worse) than
                                                 ----------------------------------    -------------------------------
                                                      2001               2000               $                 %
                                                 ---------------     --------------    -------------     -------------

Commission  & fee income                               $ 60,192           $ 66,340        $ (6,148)             -9.3%
Margin interest income                                   50,381             26,605           23,776             89.4%
Other                                                     7,591              3,831            3,760             98.1%
                                                 ---------------     --------------    -------------     -------------
     Total revenues                                     118,164             96,776           21,388             22.1%
                                                 ---------------     --------------    -------------     -------------


Compensation & benefits                                  42,745             32,965          (9,780)            -29.7%
Interest expense                                         26,280             13,145         (13,135)            -99.9%
Occupancy & equipment                                     6,373              4,792          (1,581)            -33.0%
Commission, floor brokerage & fees                        2,062              4,758            2,696             56.7%
Amortization of intangibles                              11,387              5,514          (5,873)           -106.5%
Other                                                    22,708             16,624          (6,084)            -36.6%
                                                 ---------------     --------------    -------------     -------------
     Total expenses                                     111,555             77,798         (33,757)            -43.4%
                                                 ---------------     --------------    -------------     -------------
Pretax earnings                                        $  6,609           $ 18,978        $(12,369)            -65.2%
                                                 ===============     ==============    =============     =============

----------------------------------------------------------------------------------------------------------------------

Revenue increased 22.1% to $118.2 million from $96.8 million in the same period last year. The increase is attributable primarily to the acquisition of OLDE, the parent company of H&R Block Financial Advisors, Inc. (formerly OLDE Discount Corporation) on December 1, 1999, and reflects a full three months of revenue for the acquired companies in the third quarter of fiscal 2001 as compared with only two months of revenue in the same quarter of fiscal 2000.

Pretax earnings for this segment decreased by 65.2% to $6.6 million from $19.0 million earned last year. During the third quarter of fiscal 2001, Investment services experienced industry-wide declines in average daily trading volume and average margin loan balances which negatively impacted earnings compared to the prior year. Pretax earnings were also reduced by expenditures related to the development of investment services over and above the individual stock selection and research, which were the mainstays of OLDE's investment services prior to the acquisition. Services introduced since the acquisition include financial planning, on-line trading and Express IRA's offered to tax preparation clients. Under development are cash management and fee-based account offerings, among others. The Investment services segment has yet to experience significant revenues from these additional services. Expenses for the development of cross-sell marketing systems also impacted the decline in pretax earnings.



Business Services
----------------------------------------------------------------------------------------------------------------------
                                                           Quarter Ended                          Variance
                                                            January 31,                     Better/(worse) than
                                                 ----------------------------------    -------------------------------
                                                      2001               2000               $                 %
                                                 ---------------     --------------    -------------     -------------

Accounting, consulting & tax                           $ 76,537           $ 67,023         $  9,514             14.2%
Product sales                                             5,654              4,818              836             17.4%
Management fee income                                     4,050              7,757          (3,707)            -47.8%
Other                                                     6,488              3,208            3,280            102.2%
                                                 ---------------     --------------    -------------     -------------

     Total revenues                                      92,729             82,806            9,923             12.0%
                                                 ---------------     --------------    -------------     -------------

Compensation & benefits                                  64,288             49,913         (14,375)            -28.8%
Occupancy & equipment                                     4,245              8,891            4,646             52.3%
Amortization of intangibles                               8,477              5,740          (2,737)            -47.7%
Other                                                    14,656             15,127              471              3.1%
                                                 ---------------     --------------    -------------     -------------
     Total expenses                                      91,666             79,671         (11,995)            -15.1%
                                                 ---------------     --------------    -------------     -------------
Pretax earnings                                        $  1,063           $  3,135         $(2,072)            -66.1%
                                                 ===============     ==============    =============     =============

----------------------------------------------------------------------------------------------------------------------

Business services revenues of $92.7 million increased 12.0% from $82.8 million in the prior year. The increase in revenues over the prior year is due to an increase in productivity, tax consulting revenue and revenue from an alliance with three insurance carriers to provide life insurance solutions through the Company's new wealth management planning program. The increases in these areas were offset by a decrease in revenue from technology consulting fees associated with year 2000 engagements and the decision to close certain unprofitable technology consulting practices.

As of January 31, 2001, the operations of all of the remaining original regional accounting firms acquired had been merged into RSM McGladrey, the national accounting firm that acquired substantially all of the non-attest assets of McGladrey & Pullen, LLP on August 2, 1999. Prior to the mergers, for the regional accounting firms, the Company was required, in accordance with Emerging Issues Task Force No. 97-2 - "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements," to consolidate revenues and expenses from the non-attest business that the Company owned and the attest business of firms located in Kansas City, Chicago, Baltimore and Philadelphia that the Company did not own, but for whom it performed management services. Revenues are no longer consolidated as a result of the change in organizational structure. This decline in revenue was offset by revenue from three acquisitions, which were completed during the first nine months of fiscal year 2001 in Boston, Washington D.C. and New York.

The pretax earnings were $1.1 million compared to $3.1 million in the prior year. The primary reason for the decrease is an increase in purchased goodwill and intangible asset amortization of $2.7 million related to new acquisitions. Somewhat offsetting the decline in pretax earnings, the Company recorded a pretax gain of $2.0 million in December 2000 on the sale of the assets of its Indianapolis-based regional accounting firm.

Due to the nature of this segment's business, revenues are seasonal, while expenses (except for partner compensation) are relatively fixed throughout the year. Results for the third quarter are not indicative of the expected results for the entire fiscal year.



Unallocated Corporate &
Interest Expense on Acquisition Debt
----------------------------------------------------------------------------------------------------------------------
                                                           Quarter Ended                          Variance
                                                            January 31,                     Better/(worse) than
                                                 ----------------------------------    -------------------------------
                                                      2001               2000               $                 %
                                                 ---------------     --------------    -------------     -------------

Total revenues                                       $    1,125          $     953        $     172             18.0%
                                                 ---------------     --------------    -------------     -------------

Compensation & benefits                                   4,184              2,386          (1,798)            -75.4%
Interest expense                                          5,835              1,445          (4,390)           -303.8%
Other                                                     2,524              3,793            1,269             33.5%
                                                 ---------------     --------------    -------------     -------------
     Total expenses                                      12,543              7,624          (4,919)            -64.5%
                                                 ---------------     --------------    -------------     -------------
Pretax loss                                          $ (11,418)          $ (6,671)        $ (4,747)            -71.2%
                                                 ===============     ==============    =============     =============

Interest expense on acquisition debt                 $  23,988           $ 19,451         $ (4,537)            -23.3%
                                                 ===============     ==============    =============     =============

----------------------------------------------------------------------------------------------------------------------

The unallocated corporate pretax loss for the third quarter increased 71.2% to $11.4 million from $6.7 million in the comparable period last year. The increase is primarily a result of interest expense related to borrowings for funding of operations.

The increase in interest expense on acquisition debt is attributable to the acquisition of OLDE in December 1999 which is somewhat offset by lower interest expense related to the acquisition of the non-attest assets of McGladrey & Pullen, LLP due to payment of a portion of the acquisition debt in August 2000.

THREE MONTHS ENDED JANUARY 31, 2001 (THIRD QUARTER) COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2000 (SECOND QUARTER)


Consolidated H&R Block, Inc.
----------------------------------------------------------------------------------------------------------------------
                                                            Fiscal Year                           Variance
                                                           2001 Quarter                     Better/(worse) than
                                                 ----------------------------------    -------------------------------
                                                      3rd                 2nd              $                 %
                                                 ---------------     --------------    -------------     -------------

Total revenues                                        $ 661,354          $ 337,474         $323,880             96.0%
                                                 ---------------     --------------    -------------     -------------

Pretax earnings (loss)                                    9,816           (86,356)           96,172            111.4%
Net earnings (loss)                                   $   5,645          $(49,655)         $ 55,300            111.4%
                                                 ===============     ==============    =============     =============

----------------------------------------------------------------------------------------------------------------------

Consolidated revenues for the three months ended January 31, 2001 increased 96.0% primarily due to revenues from U.S. tax operations related to the beginning of the U.S. tax-filing season. In addition, Mortgage operations and Business services revenues increased 34.8% and 18.5%, respectively.

The Company reported pretax earnings of $9.8 million compared to a loss of $86.4 million in the second quarter of fiscal 2001. The improved performance is due to U.S. tax operations with earnings of $7.4 million, a $94.6 million improvement over the second quarter. Mortgage operations also contributed with earnings of $38.3 million, an 85.1% increase over the three months ended October 31, 2000.

Net earnings were $5.6 million, or $.06 per share compared to a loss of $49.7 million, or $.54 per share, in the second quarter.

An analysis of operations by reportable operating segments follows.



U.S Tax Operations
----------------------------------------------------------------------------------------------------------------------
                                                            Fiscal Year                           Variance
                                                           2001 Quarter                     Better/(worse) than
                                                 ----------------------------------    -------------------------------
                                                      3rd                 2nd               $                 %
                                                 ---------------     --------------    -------------     -------------
Tax preparation and related fees                      $ 239,321         $    9,366        $ 229,955                **
Royalties                                                27,874              1,768           26,106                **
RAL participation fees                                   25,403                 19           25,384                **
Software sales                                           24,167                590           23,577                **
Other                                                    10,545             14,660          (4,115)            -28.1%
                                                 ---------------     --------------    -------------     -------------
     Total revenues                                     327,310             26,403          300,907                **
                                                 ---------------     --------------    -------------     -------------

Compensation & benefits                                 154,373             36,479        (117,894)           -323.2%
Occupancy & equipment                                    43,800             34,608          (9,192)            -26.6%
Depreciation & amortization                              20,820             16,232          (4,588)            -28.3%
Cost of software sales                                   14,301                325         (13,976)                **
Bad debt expense                                         21,632                325         (21,307)                **
Marketing & advertising                                  25,732              7,607         (18,125)           -238.3%
Other                                                    39,214             18,030         (21,184)           -117.5%
                                                ---------------     --------------    -------------     -------------
     Total expenses                                     319,872            113,606        (206,266)           -181.6%
                                                 ---------------     --------------    -------------     -------------
Pretax earnings (loss)                                $   7,438         $ (87,203)        $  94,641            108.5%
                                                 ===============     ==============    =============     =============

------------------------------------------------ --------------- --- -------------- -- ------------- --- -------------


Revenues increased $300.9 million over the second quarter of fiscal 2001. U.S. tax operations reported pretax earnings of $7.4 million in the third quarter compared to a loss of $87.2 million in the second quarter. The improved results are due to the start of the U.S. tax-filing season.



International Tax Operations
------------------------------------------------ ---------------------------------- -- -------------------------------
                                                            Fiscal Year                           Variance
                                                           2001 Quarter                     Better/(worse) than
                                                 ----------------------------------    -------------------------------
                                                      3rd                 2nd               $                 %
                                                 ---------------     --------------    -------------     -------------

Canada                                                 $  3,002         $    2,540         $    462             18.2%
Australia                                                 4,413             11,789          (7,376)            -62.6%
United Kingdom                                              344                409             (65)            -15.9%
Overseas franchises                                          98                161             (63)            -39.1%
                                                 ---------------     --------------    -------------     -------------
Total revenues                                            7,857             14,899          (7,042)            -47.3%
                                                 ---------------     --------------    -------------     -------------

Canada                                                  (6,271)            (4,932)          (1,339)            -27.1%
Australia                                                   716              4,932          (4,216)            -85.5%
United Kingdom                                            (443)              (419)             (24)             -5.7%
Overseas franchises                                       (143)               (48)             (95)           -197.9%
                                                 ---------------     --------------    -------------     -------------
Pretax loss                                            $(6,141)         $    (467)         $(5,674)                **
                                                 ===============     ==============    =============     =============

----------------------------------------------------------------------------------------------------------------------

Revenues decreased by $7.0 million from the second quarter. This decrease was driven primarily by the end of the Australian tax season, which primarily occurs in the second quarter.

The pretax loss increased by $5.7 million over the second quarter. The end of the Australian tax season and the preparation for the beginning of the Canadian tax season are the primary drivers of this change.

Due to the nature of this segment's business, third quarter operating results are not indicative of the expected results for the entire fiscal year.


Mortgage Operations
----------------------------------------------------------------------------------------------------------------------
                                                            Fiscal Year                           Variance
                                                           2001 Quarter                     Better/(worse) than
                                                 ----------------------------------    -------------------------------
                                                      3rd                 2nd               $                 %
                                                 ---------------     --------------    -------------     -------------

Interest income                                        $ 12,176           $  6,856        $   5,320             77.6%
Loan servicing income                                    29,579             26,567            3,012             11.3%
Gain on sale of mortgage loans                           71,903             50,817           21,086             41.5%
Other                                                       511                450               61             13.6%
                                                 ---------------     --------------    -------------     -------------
     Total revenues                                     114,169             84,690           29,479             34.8%
                                                 ---------------     --------------    -------------     -------------

Compensation & benefits                                  33,555             28,608          (4,947)            -17.3%
Variable servicing & processing                           9,826              8,990            (836)             -9.3%
Occupancy & equipment                                     5,899              5,615            (284)             -5.1%
Interest expense                                          6,660                714          (5,946)           -832.8%
Bad debt expense                                          4,116              5,550            1,434             25.8%
Amortization of intangibles                               3,394              3,394                -                **
Other                                                    12,402             11,121          (1,281)            -11.5%
                                                 ---------------     --------------    -------------     -------------
     Total expenses                                      75,852             63,992         (11,860)            -18.5%
                                                 ---------------     --------------    -------------     -------------

Pretax earnings                                        $ 38,317           $ 20,698        $  17,619             85.1%
                                                 ===============     ==============    =============     =============

----------------------------------------------------------------------------------------------------------------------


Revenues increased 34.8% to $114.2 million in the third quarter compared to $84.7 million in the second quarter. The increase is primarily due to revenues generated from loan sale activity that is a result of higher gains recognized due to better pricing execution on loan sales. Total loan funding for the third quarter ending January 31, 2001 increased $91.5 million to $1.6 billion compared to $1.5 billion for the quarter ending October 31, 2000. The total execution price representing gain on sale for the third quarter increased a total of 109 basis points from 3.95% to 5.04%. In the fourth quarter we expect net cash proceeds to be lower than the third quarter due to mortgage rates catching up to market rates. The declining interest rate environment also led to higher interest income due to a widening spread before loans are sold. The mortgage rates on loans funded significantly lagged market rates, because the rates charged to borrowers are locked approximately 20-30 days prior to funding. Assuming interest rates remain static, we believe the positive impact of declining rates on interest income will not continue in the fourth quarter. Servicing revenues also contributed to the increase due to a higher loan-servicing portfolio. The average loan-servicing portfolio increased to $17.2 billion from $15.6 billion in the second quarter, an increase of 10.1%.

Pretax earnings increased $17.6 million or 85.1% to $38.3 million in the third quarter of fiscal 2001. The improved performance is primarily due to the increase in revenues. Mortgage operations operating margin of 33.6% improved from 24.4% in the second quarter.



Investment Services
----------------------------------------------------------------------------------------------------------------------
                                                            Fiscal Year                           Variance
                                                           2001 Quarter                     Better/(worse) than
                                                 ----------------------------------    -------------------------------
                                                      3rd                 2nd               $                 %
                                                 ---------------     --------------    -------------     -------------

Commission  & fee income                               $ 60,192           $ 65,380         $(5,188)             -7.9%
Margin interest income                                   50,381             59,508          (9,127)            -15.3%
Other                                                     7,591              6,685              906             13.6%
                                                 ---------------     --------------    -------------     -------------
     Total revenues                                     118,164            131,573         (13,409)            -10.2%
                                                 ---------------     --------------    -------------     -------------

Compensation & benefits                                  42,745             43,134              389               .9%
Interest expense                                         26,280             33,382            7,102             21.3%
Occupancy & equipment                                     6,373              6,786              413              6.1%
Commission, floor brokerage & fees                        2,062              3,043              981             32.2%
Amortization of intangibles                              11,387             11,348             (39)              -.3%
Other                                                    22,708             22,152            (556)             -2.5%
                                                 ---------------     --------------    -------------     -------------
     Total expenses                                     111,555            119,845            8,290              6.9%
                                                 ---------------     --------------    -------------     -------------
Pretax earnings                                        $  6,609           $ 11,728         $(5,119)            -43.6%
                                                 ===============     ==============    =============     =============

----------------------------------------------------------------------------------------------------------------------


Revenues decreased 10.2% to $118.2 million from $131.6 million in the prior quarter. Pretax earnings decreased 43.6% to $6.6 million from $11.7 million in the three months ended October 31, 2000 due to the decrease in revenues. Total expenses were less in the third quarter than in the second quarter. Even though the average daily trading volumes were slightly higher in the third quarter as compared with the second quarter, there were three fewer trading days in the third quarter, and there was a decline in revenue per trade from $70.52 to $68.61 in the third quarter. Together these items accounted for $4.2 million of the decline in revenue. A drop in margin loan balances from $2.6 billion at the beginning of the third quarter to $1.9 billion at the end of the quarter also impacted revenues. The lower margin balances resulted in lower margin interest charges, accounting for $9.1 million of the decline in revenues.


Business Services
----------------------------------------------------------------------------------------------------------------------
                                                            Fiscal Year                           Variance
                                                           2001 Quarter                     Better/(worse) than
                                                 ----------------------------------    -------------------------------
                                                      3rd                 2nd               $                 %
                                                 ---------------     --------------    -------------     -------------
Accounting, consulting & tax                           $ 76,537           $ 69,265        $   7,272             10.5%
Product sales                                             5,654              5,278              376              7.1%
Management fee income                                     4,050              4,639            (589)            -12.7%
Other                                                     6,488              (915)            7,403            809.1%
                                                 ---------------     --------------    -------------     -------------
     Total revenues                                      92,729             78,267           14,462             18.5%
                                                 ---------------     --------------    -------------     -------------

Compensation & benefits                                  64,288             54,816          (9,472)            -17.3%
Occupancy & equipment                                     4,245              5,555            1,310             23.6%
Amortization of intangibles                               8,477              7,847            (630)             -8.0%
Other                                                    14,656             10,830          (3,826)            -35.3%
                                                 ---------------     --------------    -------------     -------------
     Total expenses                                      91,666             79,048         (12,618)            -16.0%
                                                 ---------------     --------------    -------------     -------------
Pretax earnings (loss)                                 $  1,063           $  (781)        $   1,844            236.1%
                                                 ===============     ==============    =============     =============

----------------------------------------------------------------------------------------------------------------------


Business services revenues increased 18.5% in comparison to the quarter ended October 31, 2000. The increase is due to the seasonal nature of the business where January revenues are much higher than the previous months, the growth in the tax consulting business and revenues from an alliance with three insurance carriers to provide life insurance solutions through the Company's new wealth management planning program that began in October 2000.

As of January 31, 2001, the operations of all of the remaining original regional accounting firms acquired had been merged into RSM McGladrey, the national accounting firm that acquired substantially all of the non-attest assets of McGladrey & Pullen, LLP on August 2, 1999. Prior to the mergers, for the regional accounting firms, the Company was required to consolidate revenues and expenses from the non-attest business that the Company owned and the attest business of firms located in Kansas City, Chicago, Baltimore and Philadelphia that the Company did not own, but for whom it performed management services. Revenues are no longer consolidated as a result of the change in organizational structure. As of October 31, 2000, there were still two original accounting firms for which the Company was consolidating the attest revenues and expenses. The decline in revenue was partially offset by revenue from acquisitions during the quarter.

The pretax earnings were $1.8 million greater than the previous quarter. This is due to the increase in revenues. The increase in compensation and benefits is due to the seasonal nature of the business and is a direct result of the increase in revenues. Additionally, in December 2000, the Company sold the assets of its Indianapolis-based regional accounting firm, which resulted in a pretax gain on sale of $2.0 million.


Unallocated Corporate &
Interest Expense on Acquisition Debt
----------------------------------------------------------------------------------------------------------------------
                                                            Fiscal Year                           Variance
                                                           2001 Quarter                     Better/(worse) than
                                                 ----------------------------------    -------------------------------
                                                      3rd                 2nd               $                 %
                                                 ---------------     --------------    -------------     -------------

Total revenues                                       $    1,125           $  1,642         $  (517)            -31.5%
                                                 ---------------     --------------    -------------     -------------

Compensation & benefits                                   4,184              3,255            (929)            -28.5%
Interest expense                                          5,835              2,703          (3,132)           -115.9%
Other                                                     2,524              2,411            (113)             -4.7%
                                                 ---------------     --------------    -------------     -------------
     Total expenses                                      12,543              8,369          (4,174)            -49.9%
                                                 ---------------     --------------    -------------     -------------
Pretax loss                                          $ (11,418)           $(6,727)         $(4,691)            -69.7%
                                                 ===============     ==============    =============     =============


Interest expense on acquisition debt                 $   23,988           $ 24,484         $    496              2.0%
                                                 ===============     ==============    =============     =============

----------------------------------------------------------------------------------------------------------------------

The unallocated corporate pretax loss for the third quarter increased 69.7% to $11.4 million from $6.7 million in the second quarter. The increase is due to interest expense related to borrowings for funding of operations.

NINE MONTHS ENDED JANUARY 31, 2001 COMPARED TO
NINE MONTHS ENDED JANUARY 31, 2000


Consolidated H&R Block, Inc.
----------------------------------------------------------------------------------------------------------------------
                                                         Nine Months Ended                        Variance
                                                            January 31,                     Better/(worse) than
                                                 ----------------------------------    -------------------------------
                                                      2001               2000               $                 %
                                                 ---------------     --------------    -------------     -------------

Total revenues                                       $1,302,938         $  844,013         $458,925             54.4%
                                                 ---------------     --------------    -------------     -------------

Pretax loss                                           (166,533)          (145,477)         (21,056)            -14.5%
Net loss                                             $ (95,756)         $ (88,886)         $(6,870)             -7.7%
                                                 ===============     ==============    =============     =============

----------------------------------------------------------------------------------------------------------------------


Consolidated revenues for the nine months ended January 31, 2001 increased 54.4% due primarily to Investment services which includes nine months of revenues in fiscal 2001 compared to two months of revenues in fiscal 2000, as OLDE was acquired on December 1, 1999. All of the Company's segments contributed improved revenues over the prior year.

The pretax loss increased 14.5% to $166.5 million compared to $145.5 million in the nine months ended January 31, 2000. The increased loss is primarily due to interest expense on the OLDE acquisition of $54.5 million, an increase of $43.0 million over the prior year. This increase was partially offset by the inclusion of OLDE for a full nine months in fiscal 2001 compared to two months in the prior year, and improved results in U.S. tax operations and Mortgage operations.

The Company's performance as measured by earnings before interest (including interest expense on acquisition debt, investment income and interest allocated to operating business units), taxes, depreciation and amortization (EBITDA) improved $103.7 million to $55.6 million compared to a negative $48.1 million in the prior year.

The net loss was $95.8 million, or $1.04 per share compared to $88.9 million, or $.91 per share, for the same period last year. The effective income tax rate increased from 38.9% to 42.5% this year as a result of the non-deductible intangible asset and goodwill amortization resulting from the OLDE acquisition, and helped reduce the loss for the nine-month period.

An analysis of operations by reportable operating segments follows.


U.S Tax Operations
----------------------------------------------------------------------------------------------------------------------
                                                        Nine Months Ended                         Variance
                                                           January 31,                      Better/(worse) than
                                                -----------------------------------    -------------------------------
                                                     2001               2000                $                 %
                                                ---------------    ----------------    -------------     -------------

Tax preparation and related fees                   $   256,698         $   198,474        $  58,224             29.3%
Royalties                                               30,389              16,851           13,538             80.3%
RAL participation fees                                  25,634              12,268           13,366            109.0%
Software sales                                          24,796              22,113            2,683             12.1%
Other                                                   27,546              20,943            6,603             31.5%
                                                ---------------    ----------------    -------------     -------------
     Total revenues                                    365,063             270,649           94,414             34.9%
                                                ---------------    ----------------    -------------     -------------

Compensation & benefits                                222,629             176,363         (46,266)            -26.2%
Occupancy & equipment                                  112,977             106,096          (6,881)             -6.5%
Depreciation & amortization                             52,715              36,425         (16,290)            -44.7%
Cost of software sales                                  14,973              14,838            (135)              -.9%
Bad debt expense                                        22,032              11,299         (10,733)            -95.0%
Marketing & advertising                                 36,138              34,963          (1,175)             -3.4%
Other                                                   71,234              74,825            3,591              4.8%
                                                ---------------    ----------------    -------------     -------------
     Total expenses                                    532,698             454,809         (77,889)            -17.1%
                                                ---------------    ----------------    -------------     -------------
Pretax loss                                        $ (167,635)         $ (184,160)        $  16,525              9.0%
                                                ===============    ================    =============     =============

----------------------------------------------------------------------------------------------------------------------



Revenues increased 34.9% to $365.1 million for the nine months ended January 31, 2001. The increase is primarily attributable to higher tax preparation and related fees that are a direct result of increases in both the number of clients served and average fees per client. The number of clients served in company-owned operations increased 22.3% to 2.2 million for the first month of the tax season and the average fee per client served increased to $109.62 from $96.35 last year. In addition, the number of tax returns filed electronically increased 23.8% in company-owned operations resulting in the electronic filing of 95.5% of all returns processed in company-owned operations. Although the first month of the tax season started strongly, based on an analysis of returns filed through February 16, 2001, it appears that a significant portion of the growth is attributable to a shift in the filing pattern from the first two weeks of February into late January. Royalty revenues increased 80.3% over the same period last year due primarily to an increase in the number of clients served in franchise offices. Royalty revenues were also favorably impacted by the shift from February to January. Accordingly, this level of growth in royalty revenue is not sustainable and historically trends with the growth in tax preparation revenues. Also contributing to the increase were revenues from participations in RALs which increased $13.4 million over the prior year. This increase is a result of both an increase in the average revenue per RAL of 55.9% and a 44.7% increase in the number of RALs. The Company participates with Household Tax Masters in offering RALs to customers through tax offices (49.9% in company-owned offices and 25% in major franchise offices). Revenue from this participation is calculated as our percentage participation times the fee that the customer pays for the RAL. The fee that the customer pays for the RAL is set by Household Tax Masters and is based on the dollar amount of the RAL. The increase in pricing is due to adjustments made to offset the increased risk of bad debt resulting from the IRS's heightened review of returns containing earned income tax credits.

The pretax loss decreased 9.0% to $167.6 million compared to $184.2 million for the nine months ended January 31, 2000. The decreased loss is mainly due to the increase in revenues as well as good cost control.

Due to the nature of this segment's business, the nine-month operating results are not indicative of expected results for the entire fiscal year.



International Tax Operations
----------------------------------------------------------------------------------------------------------------------
                                                         Nine Months Ended                        Variance
                                                            January 31,                     Better/(worse) than
                                                 ----------------------------------    -------------------------------
                                                      2001               2000               $                 %
                                                 ---------------     --------------    -------------     -------------

Canada                                               $    8,837         $    9,195          $ (358)             -3.9%
Australia                                                16,797             16,534              263              1.6%
United Kingdom                                            1,391              1,278              113              8.8%
Overseas franchises                                         630                252              378            150.0%
                                                 ---------------     --------------    -------------     -------------
Total revenues                                           27,655             27,259              396              1.5%
                                                 ---------------     --------------    -------------     -------------

Canada                                                 (15,705)           (17,945)            2,240             12.5%
Australia                                                 4,209              4,031              178              4.4%
United Kingdom                                          (1,034)            (1,233)              199             16.1%
Overseas franchises                                         (1)              (152)              151             99.3%
                                                 ---------------     --------------    -------------     -------------
Pretax loss                                          $ (12,531)         $ (15,299)          $ 2,768             18.1%
                                                 ===============     ==============    =============     =============

----------------------------------------------------------------------------------------------------------------------


Revenues increased 1.5% to $27.7 million from $27.3 million last year. The revenue decrease in Canada was primarily driven by management's decision to reduce the non-profitable early discounted return business. The continued strength of the U.S. dollar continues to have a negative impact on Canadian and Australian revenue. The revenue increase in Overseas franchise operations has been driven by the new child tax credit in Puerto Rico.

The improvement in pretax loss of 18.1% down to $12.5 million from $15.3 million is attributed to reduced operating costs on the early discounted return business in Canada. Also, contributing to the improvement were cost control measures primarily in administrative and supply items in Canada and the United Kingdom.


Mortgage Operations
----------------------------------------------------------------------------------------------------------------------
                                                         Nine Months Ended                        Variance
                                                            January 31,                     Better/(worse) than
                                                 ----------------------------------    -------------------------------
                                                      2001               2000               $                 %
                                                 ---------------     --------------    -------------     -------------

Interest income                                        $ 27,674           $ 69,137        $(41,463)            -60.0%
Loan servicing income                                    79,081             43,809           35,272             80.5%
Gain on sale of mortgage loans                          171,568            135,582           35,986             26.5%
Other                                                     1,136              1,389            (253)            -18.2%
                                                 ---------------     --------------    -------------     -------------
     Total revenues                                     279,459            249,917           29,542             11.8%
                                                 ---------------     --------------    -------------     -------------

Compensation & benefits                                  88,476             72,109         (16,367)            -22.7%
Variable servicing & processing                          26,724             15,733         (10,991)            -69.9%
Occupancy & equipment                                    16,924             11,639          (5,285)            -45.4%
Interest expense                                         10,748             43,221           32,473             75.1%
Bad debt expense                                         12,309              9,539          (2,770)            -29.0%
Amortization of intangibles                              10,183             10,518              335              3.2%
Other                                                    33,252             17,707         (15,545)            -87.8%
                                                 ---------------     --------------    -------------     -------------
     Total expenses                                     198,616            180,466         (18,150)            -10.1%
                                                 ---------------     --------------    -------------     -------------

Pretax earnings                                        $ 80,843           $ 69,451        $  11,392             16.4%
                                                 ===============     ==============    =============     =============

----------------------------------------------------------------------------------------------------------------------

Revenues increased 11.8% to $279.5 million for the nine months ended January 31, 2001. The increase is primarily due to higher production volume and a larger servicing portfolio. During the first nine months of fiscal 2001, $4.5 billion in mortgage loans were originated compared to $4.2 billion in the same period last year. The total execution price representing gain on sale for the nine months was 4.63% compared to 4.06% for last year. The increase in total premium is primarily attributable to the reduction in interest rates. Servicing revenues increased 80.5% over the prior year due to a higher servicing portfolio. The average loan-servicing portfolio increased 90.7% to $15.2 billion from $8.1 billion last year.

Pretax earnings improved $11.4 million or 16.4% to $80.8 million compared to $69.5 million for the nine months ended January 31, 2000. The increase is mainly due to the increase in revenues as well as continued cost controls and improved efficiencies related to servicing. Total servicing expense decreased to 31.8 basis points compared to 34.4 basis points. Mortgage operations operating margin of 28.9% improved from 27.8% in the prior year. The decrease in both interest income and interest expense is a result of the move to off-balance sheet arrangements for the funding of mortgage loans. Utilizing the off-balance sheet arrangements, the Company no longer incurs short-term borrowings to fund its mortgage loans. The results of the wholesale and retail mortgage operations were slightly reduced by costs associated with the winding down of certain mortgage activities.



Investment Services
----------------------------------------------------------------------------------------------------------------------
                                                         Nine Months Ended                        Variance
                                                            January 31,                     Better/(worse) than
                                                 ----------------------------------    -------------------------------
                                                      2001               2000               $                 %
                                                 ---------------     --------------    -------------     -------------
Commission & fee income                               $ 190,360           $ 72,870       $  117,490            161.2%
Margin interest income                                  168,925             26,605          142,320            534.9%
Other                                                    21,119              3,984           17,135            430.1%
                                                 ---------------     --------------    -------------     -------------
     Total revenues                                     380,404            103,459          276,945            267.7%
                                                 ---------------     --------------    -------------     -------------

Compensation & benefits                                 127,380             35,273         (92,107)           -261.1%
Interest expense                                         92,655             13,145         (79,510)           -604.9%
Occupancy & equipment                                    20,625              5,084         (15,541)           -305.7%
Commission, floor brokerage & fees                        8,643             10,108            1,465             14.5%
Amortization of intangibles                              34,414              5,626         (28,788)           -511.7%
Other                                                    65,238             19,941         (45,297)           -227.2%
                                                 ---------------     --------------    -------------     -------------
     Total expenses                                     348,955             89,177        (259,778)           -291.3%
                                                 ---------------     --------------    -------------     -------------
Pretax earnings                                       $  31,449           $ 14,282       $   17,167            120.2%
                                                 ===============     ==============    =============     =============

----------------------------------------------------------------------------------------------------------------------

Revenues increased 267.7% to $380.4 million from $103.5 million in the same period last year. Pretax earnings increased by 120.2% to $31.4 million for the nine-month period ended January 31, 2001. The increases are primarily attributable to inclusion of the results of OLDE, which was acquired on December 1, 1999, for a full nine months in fiscal 2001 as compared with only two months in the fiscal 2000 period. However, the Company incurred expenses that significantly impacted results, including expenses related to the development of investment services over and above individual stock selection and research, which were the mainstays of OLDE's investment services prior to the acquisition. Services introduced since the acquisition include financial planning, on-line trading and Express IRAs offered to tax preparation clients. Under development are cash management and fee-based account offerings, among others. The Investment services segment has yet to experience significant revenues from these additional services. Also included in the expenses were costs for the development of cross-sell marketing systems and amortization of goodwill resulting from the acquisition.


Business Services
----------------------------------------------------------------------------------------------------------------------
                                                         Nine Months Ended                        Variance
                                                            January 31,                     Better/(worse) than
                                                 ----------------------------------    -------------------------------
                                                      2001               2000               $                 %
                                                 ---------------     --------------    -------------     -------------
Accounting, consulting & tax                          $ 207,184           $156,622        $  50,562             32.3%
Product sales                                            15,609             11,831            3,778             31.9%
Management fee income                                     9,217             16,068          (6,851)            -42.6%
Other                                                    15,083              5,644            9,439            167.2%
                                                 ---------------     --------------    -------------     -------------
     Total revenues                                     247,093            190,165           56,928             29.9%
                                                 ---------------     --------------    -------------     -------------


Compensation & benefits                                 159,529            116,639         (42,890)            -36.8%
Occupancy & equipment                                    19,134             19,221               87               .5%
Amortization of intangibles                              23,299             12,690         (10,609)            -83.6%
Other                                                    47,862             39,820          (8,042)            -20.2%
                                                 ---------------     --------------    -------------     -------------
     Total expenses                                     249,824            188,370         (61,454)            -32.6%
                                                 ---------------     --------------    -------------     -------------
Pretax earnings (loss)                                $ (2,731)           $  1,795        $ (4,526)           -252.1%
                                                 ===============     ==============    =============     =============

----------------------------------------------------------------------------------------------------------------------


Business services revenues of $247.1 million increased 29.9% from $190.2 million in the prior year. The increase in revenues over the prior year is due to the inclusion of RSM McGladrey for nine months as compared to six months for the previous year. The increases in these areas were offset by a decrease in revenue from technology consulting fees associated with year 2000 engagements and the decision to close certain unprofitable technology consulting practices.

As of January 31, 2001, the operations of all of the original regional accounting firms acquired (with the exception of the Indianapolis-based regional firm, whose assets were sold in December 2000) had been merged into RSM McGladrey, the national accounting firm that acquired substantially all of the non-attest assets of McGladrey & Pullen, LLP on August 2, 1999. Prior to the mergers, for the regional accounting firms, the Company was required, in accordance with Emerging Issues Task Force No. 97-2 -- "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements," to consolidate revenues and expenses from the non-attest business that the Company owned and the attest business of firms located in Kansas City, Chicago, Baltimore and Philadelphia that the Company did not own, but for whom it performed management services. Revenues are no longer consolidated as a result of the change in organizational structure. This decline in revenues from the change in organizational structure was offset by revenues from three acquisitions which were completed during the first nine months of fiscal year 2001 in Boston, Washington D.C. and New York.

The pretax loss was $4.5 million greater than a year ago. This is due primarily to an increase in purchased goodwill and intangible asset amortization of $10.6 million. This increase is a result of amortization of RSM goodwill and intangible assets for nine months rather than six months.

Due to the nature of this segment's business, revenues are seasonal, while expenses (except for partner compensation) are relatively fixed throughout the year. Results for the nine-months are not indicative of the expected results for the entire fiscal year.



Unallocated Corporate &
Interest Expense on Acquisition Debt
----------------------------------------------------------------------------------------------------------------------
                                                         Nine Months Ended                        Variance
                                                            January 31,                     Better/(worse) than
                                                 ----------------------------------    -------------------------------
                                                      2001               2000               $                 %
                                                 ---------------     --------------    -------------     -------------

Total revenues                                       $    3,264         $    2,564        $     700             27.3%
                                                 ---------------     --------------    -------------     -------------

Compensation & benefits                                   9,862              6,533          (3,329)            -51.0%
Interest expense                                          8,538              1,445          (7,093)           -490.9%
Other                                                     7,622              8,034              412              5.1%
                                                 ---------------     --------------    -------------     -------------
     Total expenses                                      26,022             16,012         (10,010)            -62.5%
                                                 ---------------     --------------    -------------     -------------

Pretax loss                                          $ (22,758)         $ (13,448)        $ (9,310)            -69.2%
                                                 ===============     ==============    =============     =============

Interest expense on acquisition debt                 $   75,760         $   31,916        $(43,844)           -137.4%
                                                 ===============     ==============    =============     =============

----------------------------------------------------------------------------------------------------------------------



The unallocated corporate pretax loss for the nine months increased 69.2% to $22.8 million from $13.4 million in the comparable period last year. The increase is primarily a result of interest expense related to borrowings for funding of operations.

Interest expense on acquisition debt increased $43.8 million in the nine months ended January 31, 2001 compared to the prior year. The increase is primarily attributable to the acquisition of OLDE in December 1999, and to a lesser extent, the acquisition of the non-attest assets of McGladrey & Pullen, LLP in August 1999.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There have been no material changes in market risk from those reported at April 30, 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

CompuServe Corporation (CompuServe), certain current and former officers and directors of CompuServe and the Company were named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio. All suits alleged similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit brought by the Florida State Board of Administration also alleged certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits was unspecified, but included pleas for rescission and damages.

In July 2000, the class representatives and the defendants in the class action pending in state court, by their authorized counsel, entered into a Stipulation of Settlement, pursuant to which the defendants were required to pay a gross settlement amount of $9,500 in exchange for dismissal of the class action suit and a release of all claims. The court preliminarily approved the settlement in August 2000 and notices to the class were mailed and published. The fairness hearing relating to the settlement was held on November 30, 2000, and the court issued its order approving the settlement. Payment of plaintiffs' attorneys' fees and expenses were to be paid out of the gross settlement fund. The gross settlement fund was paid in its entirety by the Company's insurance carrier. The Stipulation and payment of the gross settlement fund are not admissions of the validity of any claim or any fact alleged by the plaintiffs and defendants continue to deny any wrongdoing and any liability. The Stipulation states that the defendants consider it desirable to settle to avoid further expense, inconvenience, and delay, and put to rest all controversy concerning all claims.

The Florida State Board of Administration opted out of the class action settlement and that litigation continues separately from the state court class action. The parties have reached a settlement that will dispose of the case in its entirety with no material adverse impact on the Company's consolidated financial position or results of operations.

The lawsuits discussed herein were previously reported in Forms 10-K and 10-Q filed by the Company, including the Form 10-Qs for the quarterly periods ended July 31, 2000 and October 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)       Exhibits

         10.1 Agreement dated December 22, 2000, among Block Financial Corporation, David J. Kasper and Kathleen M. Kasper, without exhibits.

         10.2 Amendment No. 7 to the H&R Block Deferred Compensation Plan for Directors.

b)       Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the third quarter of fiscal 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        H&R BLOCK, INC.
                                            ------------------------------------
                                                         (Registrant)



DATE    03/19/00                        BY   /s/ Frank J. Cotroneo
     ----------------------                 ------------------------------------
                                                     Frank J. Cotroneo
                                                 Senior Vice President and
                                                  Chief Financial Officer



DATE    03/19/00                        BY   /s/ Cheryl L. Givens
     ----------------------                 ------------------------------------
                                                    Cheryl L. Givens
                                        Vice President and Corporate Controller