Form 10-K405
period 2001-04-30
H&R BLOCK INC
filed 2001-07-30
CIK 12659

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED:  APRIL 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                    to
                                       -------------------   -------------------

                         COMMISSION FILE NUMBER: 1-6089

                                 H&R BLOCK, INC.
             (Exact name of registrant as specified in its charter)

            MISSOURI                                  44-0607856
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                  4400 MAIN STREET, KANSAS CITY, MISSOURI 64111
          (Address of principal executive offices, including zip code)

                                 (816) 753-6900
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
 Common Stock, without par value          New York Stock Exchange
                                          Pacific Exchange

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
                                       ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on June 1, 2001, was $5,519,309,259.

Number of shares of registrant's Common Stock, without par value, outstanding on June 1, 2001: 92,064,143.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain specified portions of the registrant's annual report to security holders for the fiscal year ended April 30, 2001, are incorporated herein by reference in response to Part I, Item 1, and Part II, Items 5 through
Item 8, and certain specified portions of the registrant's definitive proxy statement filed within 120 days after April 30, 2001, are incorporated herein by reference in response to Part III, Items 10 through 13, inclusive.

                                     PART I

ITEM 1.    BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

         H&R Block, Inc. (the "Company") is a diversified company with subsidiaries providing a wide range of financial products and services. In fiscal year 2001, the Company's tax subsidiaries and their franchisees served
19.2 million taxpayers - more than any tax or accounting firm - through its more than 10,400 offices located in the United States, Canada, Australia and the United Kingdom. Another 2.3 million clients utilized the award-winning software program, Kiplinger TaxCut(R) from H&R Block, and the online tax preparation service. Investment services and securities products are offered through H&R Block Financial Advisors, Inc. ("HRBFA"), member NYSE, SIPC. The Company is not a registered broker-dealer. H&R Block Mortgage Corporation ("H&R Block Mortgage") and Option One Mortgage Corporation ("Option One") offer a full range of home mortgage products. RSM McGladrey, Inc. ("RSM") is a national accounting, tax and consulting firm with more than 100 offices nationwide, as well as an affiliation with 550 offices in 75 countries as the U.S. member of RSM International.

         The Company is a corporation that was organized in 1955 under the laws of the State of Missouri. It is the parent corporation in a two-tier holding company structure following a 1993 corporate restructuring. The second-tier holding company is H&R Block Group, Inc., a Delaware corporation and the direct or indirect owner of the operating subsidiaries that provide tax and financial services to the general public principally in the United States, but also in Canada, Australia and the United Kingdom. Approximately 58% of the total revenues of the Company in fiscal year 2001 were generated by subsidiaries involved in tax return preparation, electronic filing of income tax returns and other tax-related services. The Company's subsidiaries also offer investment services through broker-dealers, originate, service and sell mortgages, offer personal productivity software, participate in refund anticipation loan products offered by a third-party lending institution, and offer accounting, tax and consulting services to business clients.

         Developments during fiscal year 2001 within U.S. tax operations, International tax operations, Mortgage operations, Investment services and Business services are described in the section below entitled "Description of Business."

         Henry W. Bloch retired as Chairman of the Board of Directors of the Company and as a director on September 13, 2000. Pursuant to a succession plan for senior management approved by the Board of Directors on June 21, 2000, Frank
L. Salizzoni succeeded Henry

Bloch as Chairman of the Board of Directors in September 2000 and retired as Chief Executive Officer on December 31, 2000. Mr. Salizzoni continues in the role of Chairman of the Board of Directors. Pursuant to the succession plan, Mark A. Ernst, formerly President and Chief Operating Officer, assumed the role of President and Chief Executive Officer of the Company as of January 1, 2001.

         During the fiscal year ended April 30, 2001, the Company was not involved in any bankruptcy, receivership or similar proceedings or any material reclassifications, mergers or consolidations, and the Company did not acquire or dispose of any material amount of assets during such year.

         The information contained in this Form 10-K and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by Federal, state and local authorities and their impact on any proposed or possible transactions and the lines of business in which the Company's subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability of the Company's subsidiaries to successfully expand the financial planning and investment services business, the national accounting and consulting practice, the retail mortgage business, and the core tax business; the inability to implement the Company's strategies with respect to such expansion and other strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation involving the Company; the inability of the Company to purchase shares of its Common Stock pursuant to its share repurchase program; the Company's inability to successfully integrate the operations of acquired firms and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission ("SEC"). Readers should take these factors and risks into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The information required by Item 101(b) of Regulation S-K relating to financial information about industry segments is contained in the Notes to Consolidated Financial Statements in the Company's annual report to security holders for the fiscal year ended April 30, 2001, and is hereby incorporated by reference.

NUMBER OF EMPLOYEES

         The Company itself has no employees. Its direct and indirect wholly owned subsidiaries have approximately 9,600 regular full-time employees. The highest number of persons employed by the subsidiaries during the fiscal year ended April 30, 2001, including seasonal employees, was approximately 99,400.

DESCRIPTION OF BUSINESS

U.S. TAX OPERATIONS

         Generally. This operating segment provides to the general public in the United States income tax return preparation services, electronic filing services and other services related to income tax return preparation, participates in refund anticipation loan products offered by a third-party lending institution, offers a wide range of online tax services including online tax preparation and electronic filing through the web site at www.hrblock.com, and sells to the general public tax return preparation software and other personal productivity computer software.

         Tax Services. The income tax return preparation and related services business is the original core business of the Company. These services are provided to the public in the United States through a system of offices operated by tax subsidiaries of H&R Block Services, Inc. (collectively referred to as "Tax Services") or by others to whom Tax Services has granted franchises. Tax Services and its franchisees (collectively referred to herein as "H&R Block") provide to the general public H&R Block income tax return preparation services, electronic filing services, the Peace of Mind program (described below) and other services relating to income tax return preparation. For U.S. returns, H&R Block offers a refund anticipation loan service, the Refund Rewards program (described below) and an electronic refund advance loan service in conjunction with its electronic filing service. H&R Block also markets its knowledge of how to prepare income tax returns through its income tax training schools.

         Taxpayers Served. H&R Block served approximately 16,883,000 taxpayers in the United States during fiscal year 2001, compared to 16,933,000 taxpayers served in fiscal year 2000 and 16,542,000 taxpayers served in fiscal 1999. "Taxpayers served" includes taxpayers for whom H&R Block prepared income tax returns (both online and in H&R Block offices) as well as taxpayers for whom H&R Block provided only electronic filing services.

         Tax Return Preparation. During the 2001 income tax filing season (January 1 through April 30), H&R Block offices in the United States prepared approximately

16,442,000 individual income tax returns, compared to the preparation of 16,276,000 returns in fiscal year 2000, and 15,761,000 returns in fiscal year 1999. These returns constituted 13.9% of an IRS estimate of total individual income tax returns filed as of April 30, 2001, compared to 14% in fiscal 2000. The following table shows the approximate number of income tax returns prepared at H&R Block offices during the last five tax filing seasons:

                            Tax Season Ended April 30
                                 (in thousands)


                                          1997        1998        1999        2000       2001
                                          ----        ----        ----        ----       ----
                  Returns Prepared       14,302      14,838      15,761      16,276     16,442

         During the tax season, most H&R Block offices are open from 9:00 a.m. to 9:00 p.m. weekdays and from 9:00 a.m. to 5:00 p.m. Saturdays and Sundays. Office hours are often extended during peak periods. Most tax preparation business is transacted on a cash basis. The procedures of Tax Services have been developed so that a tax return is prepared on a computer in the presence of the client, in most instances in less than one hour, based on information furnished by the client. Pursuant to the one-stop service offered at company-owned offices, the return is reviewed for accuracy and presented to the client for signature and filing during his or her initial visit to the office.

         Electronic Filing. Electronic filing reduces the amount of time required for a taxpayer to receive a Federal tax refund and provides assurance to the client that the return, as filed with the Internal Revenue Service ("IRS"), is mathematically accurate. If the client desires, he or she may have his or her refund deposited by the Treasury Department directly into his or her account at a financial institution designated by the client.

         An eligible electronic filing client may also apply for a refund anticipation loan ("RAL") at an H&R Block office. Under the 2001 RAL program, Tax Services' electronic filing clients who met certain eligibility criteria were offered the opportunity to apply for loans from Household Bank ("Household") in amounts based upon the clients' anticipated Federal income tax refunds. Income tax return information is simultaneously transmitted by H&R Block to the IRS and the lending bank. Within a few days after the date of filing, a check in the amount of the loan, less the bank's transaction fee and H&R Block's tax return preparation fee, is received by the RAL client. The IRS then directly deposits the participating client's actual Federal income tax refund into a designated account at the bank in order for the loan to be repaid. Tax Services received a $9.00 fee per RAL from Household for sublicense of patent rights, the license of trademarks and certain expenses incurred in connection with the making of RALs.

         In fiscal year 2001, H&R Block was again named a partner in the IRS's "Debt Indicator" pilot program. The Debt Indicator program is designed to increase the number of electronically filed returns and aid the IRS, H&R Block and other IRS partners in screening for electronic filing fraud. Under the program, the IRS advises its partners if a requested refund will be reduced by an offset, such as back taxes, delinquent student loans or overpayment from federal agencies. Household uses the Debt Indicator in determining whether to make a refund anticipation loan. In exchange for access to the Debt Indicator, tax preparers agree to help in strengthening anti-fraud efforts and increasing the number of electronically filed returns.

         H&R Block also offers an electronic refund service pursuant to which an eligible electronic filing service client's income tax refund is directly deposited into an account at a bank (Tax Services used Household in 2001) within approximately three weeks after the tax return is electronically filed. A check is thereafter issued to the taxpayer in the amount of the refund, less the bank's transaction fee and H&R Block's tax return preparation fee.

         H&R Block filed approximately 13,327,000 U.S. tax returns electronically in fiscal 2001 compared to 12,592,000 in fiscal 2000 and 11,139,000 in fiscal 1999. Approximately 4,496,000 refund anticipation loans were processed in fiscal 2001 by H&R Block, compared to 4,814,000 in fiscal 2000 and 2,811,000 in fiscal 1999. Approximately 1,935,000 electronic refunds were processed in fiscal 2001 by H&R Block, compared to 1,499,000 in fiscal 2000 and 1,916,000 in fiscal 1999.

         In fiscal 2001, H&R Block offered a service to transmit state income tax returns electronically to state tax authorities in 41 states and the District of Columbia (compared to 39 states and the District of Columbia in fiscal 2000 and 38 states and the District of Columbia in fiscal 1999) and plans to continue to expand this program as more states make this filing alternative available to their taxpayers.

         New Logo. The Company's subsidiaries introduced their first logo redesign in more than two decades in August 2000 to symbolize the transformation of the Company's business from tax preparer to financial partner. The new logo is a large bright green block accompanied by the H&R Block name to the right. It began appearing on signage at H&R Block tax offices and in promotional materials immediately after its introduction.

         Refund Rewards Program. H&R Block expanded its Refund Rewards(TM) program for 2001 by making it available to all tax clients and by making it easier for clients to take advantage of the program. Under the expanded program, all clients who had their tax returns prepared at a participating H&R Block office were eligible to receive at the end of the tax preparation process a coupon booklet containing offers from the program's participating merchants.

         Express IRA. In fiscal 2001, H&R Block introduced the Express IRA to tax clients in 14 states. With the Express IRA product, tax preparation clients in those states can open an IRA with HRBFA by using all or part of their tax refund, or by writing a personal check for the amount deposited into the IRA. The Express IRA is invested in an FDIC-Insured money market account through Reserve Management Corporation at an insured depository institution paying competitive money market interest rates. Clients funded approximately 25,000 Express IRAs in fiscal year 2001.

         Employer Solutions. In fiscal year 2001, H&R Block launched H&R Block Employer Solutions. Under this program, employers throughout the United States are able to add H&R Block income tax return preparation to its employee benefits packages and H&R Block was able to attract new, targeted clients.

         Million Dollar Giveaway. The Company unveiled the H&R Block Million Dollar Giveaway promotion in 2001. Anyone who used the Company's tax services (either in an office, through the Kiplinger TaxCut(R) software, or online at the Company's web site) or the Company's mortgage or financial services on or prior to April 15, 2001 was automatically entered into a drawing to win one million dollars. Tax Services also sponsored four episodes of ABC's "Who Wants to be a Millionaire" game show during the week of February 18, 2001 and paid the taxes on each contestant's winnings during that week.

         H&R Block Guarantee and "Peace of Mind" Program. If an H&R Block preparer makes an error in the preparation of a client's tax return that results in the assessment of any interest or penalties on additional taxes due, while H&R Block does not assume the liability for the additional taxes (except under its "Peace of Mind" program described below), it guarantees payment of the interest and penalties.

         Under the "Peace of Mind" program, in addition to H&R Block's standard guarantee to pay penalties and interest attributable to errors made by an H&R Block preparer, H&R Block agrees to pay additional taxes owed by the client (for which liability would not ordinarily accrue) resulting from such errors. The Peace of Mind program has a per client cumulative limit of $4,000 ($5,000 at H&R Block Premium offices) in additional taxes assessed with respect to the Federal, state and local tax returns prepared by H&R Block for the taxable year covered by the program. There is an additional charge for the "Peace of Mind" program, except at H&R Block Premium offices.

         Income Tax Courses. H&R Block offers income tax return preparation courses to the public that teach taxpayers how to prepare their own income tax returns, as well as to provide H&R Block with a source of trained income tax return preparers. During the 2001 fiscal year, 165,600 students enrolled in H&R Block's basic and advanced income tax courses in the United States, compared to 175,200 students during fiscal year 2000 and 159,216 students during fiscal year 1999.

         Owned and Franchised Offices. Most H&R Block offices are similar in appearance and usually contain the same type of furniture and equipment, in accordance with the specifications of Tax Services. Freestanding offices are generally located in business and shopping centers of large metropolitan areas and in the central business areas of smaller communities. All offices are open during the tax season. During the balance of the year, only a limited number of offices are open, but through telephone listings, H&R Block personnel are available to provide service to clients throughout the entire year.

         In addition to its regular offices, H&R Block offers tax return preparation services at H&R Block Premium offices in the United States. Appealing to taxpayers with more complex returns, H&R Block Premium stresses the convenience of appointments, year-round tax service from the same preparer and private office interviews. The number of H&R Block Premium offices decreased in fiscal year 2001 to 484, compared to 555 in fiscal year 2000 and 617 in fiscal year 1999. In fiscal 2001, the number of H&R Block Premium clients decreased to approximately 559,000, compared to approximately 619,000 in fiscal 2000 and approximately 719,000 in fiscal year 1999.

         In fiscal year 2001, H&R Block also operated 746 offices in department stores in the United States, including offices in Sears stores operated as "H&R Block at Sears." During the 2001 tax season, the Sears' facilities constituted approximately 8.1% percent of the tax office locations of H&R Block. Tax Services is a party to a license agreement with Sears relating to Tax Service's operation in Sears' locations throughout the United States. Such license agreement expires on December 31, 2004, subject to termination rights of both parties for a limited period of time after each tax season. Tax Services believes its relations with Sears to be excellent and that both parties to the license arrangement view the operations thereunder to date as satisfactory.

         On April 16, 2001, there were 9,072 H&R Block offices in operation in the United States compared to 9,210 offices in operation on April 17, 2000 and 8,923 offices in operation on April 15, 1999. Of the 9,072 offices, 5,060 were owned and operated by Tax Services (compared to 5,162 in fiscal year 2000 and 4,880 in fiscal year 1999) and 4,012 were owned and operated by independent franchisees (compared to 4,048 in fiscal 2000 and 4,043 in fiscal 1999). Of such franchised offices in fiscal 2001, 2,717 were operated by franchisees of Tax Services (described below), 811 were operated by "major" franchisees (described below) and 484 were operated by franchisees of major franchisees.

         The Company and its subsidiaries have principally granted two types of franchises- franchises (formerly called "satellite" franchises) and major franchises. "Major" franchisees entered into agreements with the Company (primarily in the Company's early years) covering larger cities and counties and providing for the payment of franchise royalties based upon a percentage of gross revenues of their offices. Under the agreements, the Company granted to each franchisee the right to the use of the name "H&R Block" and provided a Policy and Procedure Manual and other supervisory services. Tax Services offers to sell furniture, signs, advertising materials, office equipment and supplies to major franchisees. Each major franchisee selects and trains the employees for its office or offices. Since March 1993, HRB Royalty, Inc., an indirect subsidiary of the Company, has been the franchisor under the major franchise agreements.

         Franchises have been granted by Tax Services in smaller localities. A franchisee receives from Tax Services signs, designated equipment, specialized forms, local advertising, initial training, and supervisory services and, consequently, pays Tax Services a higher percentage of his or her gross tax return preparation and related service revenues as a franchise royalty than do major franchisees. Many of the franchises of Tax Services are located in cities with populations of 15,000 or less. Some major franchisees also grant franchises to sub-franchisees in their respective areas.

         It has always been the policy of Tax Services to grant tax return preparation franchises to qualified persons without an initial franchise fee; however, the policy of Tax Services is to require a deposit to secure compliance with franchise contracts.

         From time to time, Tax Services has acquired the operations of existing franchisees and other tax return preparation businesses, and it will continue to do so if future conditions warrant such acquisitions and satisfactory terms can be negotiated. In fiscal year 2001, Tax Services acquired 11 franchise offices and six offices of other tax businesses.

         E-Commerce Initiatives. The Company's subsidiaries offer a wide range of online services, including online tax preparation, electronic filing of tax returns, mortgage products and brokerage services, through their web site at www.hrblock.com. The web site is organized into three main areas: Taxes, Mortgages and Investments.

         The Taxes area offers a comprehensive range of tax tools, from tax advice to complete professional tax return preparation and electronic filing. In fiscal 2001, three new online tax products and services were introduced:
Professional Review, Professional Tax Service and Ask a Tax Advisor. With Professional Review, taxpayers who prepare their income tax returns using the Online Tax Program can have their self-prepared return reviewed and signed by an H&R Block preparer and covered by the standard H&R Block Guarantee. The $29.95 fee charged for this service in 2001 included the review of both the federal and state resident tax return. Taxpayers choosing Professional Tax Service can provide their tax information online, and have an H&R Block tax preparer prepare and deliver a completed tax return to the client. The $99.95 fee charged for this service in 2001 included the preparation and electronic filing of the taxpayer's federal income tax return and the preparation of one state return. The new Ask a Tax Advisor service allows a taxpayer to obtain customized answers to individual tax questions from an H&R Block tax advisor. Ask a Tax Advisor is available via e-mail, live chat, or telephone. A charge of $19.95 per question was assessed to the taxpayer in fiscal year 2001.

         In addition to these new services, the web site at www.hrblock.com continues to provide users with the ability to prepare their income tax returns online using the Online Tax Program, receive tax tips and tax-related news, subscribe to a tax newsletter and use withholding and refund calculators for tax planning. The Online Tax Program, designed for the do-it-yourself taxpayer, enables such taxpayers with Internet access to input their income tax return information securely online, and have the program perform all the calculations and complete the appropriate IRS forms. The $19.95 fee charged for this service in 2001 included the online preparation and electronic filing of the federal return and the preparation of one resident state return.

         In fiscal year 2001, Block Financial Corporation ("BFC"), an indirect subsidiary of the Company, entered into an agreement with Yahoo! Inc. to provide tax-related content and online tax services to Yahoo! consumers on the Yahoo! Tax Center. In fiscal year 2000, BFC teamed with Microsoft Corporation ("Microsoft"), pursuant to a three-year agreement, to provide exclusive web-and desktop-based tax preparation products for Microsoft consumers who use
MSN(TM) MoneyCentral(TM) personal finance service.

         The Taxes area also offers a program called Electronic Refund Advance ("ERA"), a loan product that allows a user to have a refund anticipation loan in an amount up to $5,000 deposited directly into his or her bank account usually within two days after the IRS accepts the taxpayer's electronically filed return. ERA is a loan and the lending institution, Household, charged a $29.95 fee for each transaction during the 2001 tax season. Household paid BFC a license fee for each approved ERA of $7.21 for the sublicense of patent rights, the license of trademarks and certain expenses incurred in connection with the making of ERAs.

         The Mortgages area enables users to apply for mortgages online and track the status of their applications through the web site. H&R Block Mortgage has teamed with E-Loan, Inc. ("E-Loan"), a leading online lender, to provide a competitive mortgage marketplace where users can shop with more than 70 loan providers for low rates on mortgages. The Mortgages area also includes interactive calculators to estimate the tax implications and benefits of home ownership, e-mail notification when the desired loan rate becomes available, a tool that recommends the best loan types for a borrower's situation, customized rate quotes and a mortgage comparison feature.

         The Investments area provides online investment services through HRBFA, a registered securities broker-dealer. Users may open a variety of accounts, obtain research, create financial plans, execute trades in a variety of securities including stocks, fixed-income products (including bonds, certificates of deposit, and unit investment trusts), and a variety of mutual funds, as well as view the status of their account on-line. See "Integrated Online Services" under "Investment Services," below.

         BFC has arranged with Answer Financial, a leading Internet insurance marketplace, to offer through the Company's web site free, multiple insurance quotes for term-life, health, homeowners and automobile insurance products from leading insurers.

         Software Products. BFC develops and markets the income tax preparation software Kiplinger TaxCut(R) from H&R Block and markets Home and Business Attorney, Kiplinger's WILLPower(SM) and Names & Dates(R) software products.

         Refund Anticipation Loan Participations. BFC is a party to a July 1996 agreement with Household to participate in RALs provided by Household to H&R Block tax clients. See "Electronic Filing" under "Tax Services" above for a discussion of RALs. In the 10-year agreement, BFC agreed to purchase an initial 40% participation interest in such RALs, which interest would be increased to nearly 50% in specified circumstances. Beginning in fiscal 1999, the participation interest was increased to 49.9% in company-owned RALs, and BFC participated in 25% of major franchise RALs. BFC's purchases of the participation interests are financed through short-term borrowings. BFC bears all of the risks associated with its interests in the RALs. BFC's total RAL revenue in fiscal year 2001 was approximately $133.7 million (compared to revenue of $89.8 million in fiscal 2000 and $90.2 million in fiscal 1999), generating approximately $68.0 million in pretax profits (compared to $45.8 million in pretax profits in fiscal year 2000 and $19.1 million in pretax profits in fiscal year 1999).

         Seasonality of Business. Since most of the clients of Tax Services file their tax returns during the period from January through April of each year, substantially all of Tax Services' revenues from income tax return preparation, related services and franchise royalties are received during this period. As a result, Tax Services operates at a loss through the first eight or nine months of its fiscal year. Historically, such losses primarily reflect payroll of year-round personnel, training of income tax preparers, rental and furnishing of tax offices, and other costs and expenses relating to preparation for the following tax season. For the first time in the Company's history, U.S. tax operations reported in fiscal year 2001 a profit for the third quarter. An early start to the tax season, disciplined expense control and strong improvements in e-commerce business all contributed to this third quarter 2001 profit.

         BFC's income tax return preparation software, online tax service and RAL participation businesses are also seasonal, with the substantial portion of the revenues from these businesses generated during the tax season.

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

         In addition, HRB Royalty, Inc., claims ownership of the following unregistered service marks and trademarks:

               America's Largest Tax Service
               BlockBonus
               Double Check Challenge
               H&R Block in a Third Distinct Design (4)
               H&R Block Just Plain Smart and Design (4)
               H&R Block Rapid Refund and Design
               Just Plain Smart (4)
               Nation's Largest Tax Service
               Refund Rewards
               Smart Solutions
               We know. Do you?

         Tax Services has a license to use the trade names, service marks and trademarks of HRB Royalty, Inc., in the conduct of the business of Tax Services.

         BFC claims ownership of the following services marks and trademarks registered on the principal register of the United States Patent and Trademark
Office:

               Audit Buster                              Financial Finder
               B and Design (2)                          Names and Dates
               Block Financial (2)                       Small Business Attorney

               Block Financial and B Design              Tax Cut
               Conductor                                 Tax Cut and Design
               Conductor and Baton Design                Web
               Conductor and Hand-Held Baton Design      Webbank
               Conductor Card Review                     Webcard
               Fast Lane                                 Webpay

         BFC also claims ownership of the following unregistered service marks and trademarks:

               CONDUCTOR.COM
               DittoCard
               Download Depot
               Home Legal Advisor
               Netguard
               Small Business Attorney
               Solve Your Everyday Business Problems
               The Fastest and Easiest Way To Do Your Taxes
               WebAccount
               WebBroker
               WebChecking
               Will Power
               Willpower
               Your Complete Personal Legal Resource

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

         Competitive Conditions. The tax return preparation and electronic filing businesses are highly competitive. There are a substantial number of tax return preparation firms and accounting firms that offer tax return preparation services. Many tax return preparation firms and many firms not otherwise in the tax return preparation business are involved in providing electronic filing and refund anticipation loan services to the public. Commercial tax return preparers and electronic filers are highly competitive with regard to price, service and reputation for quality. Tax Services believes that, in terms of the number of offices and tax returns prepared, it is the largest tax return preparation firm in the United States. Tax Services also believes that, in terms of the number of offices and tax returns electronically filed in fiscal year 2001, it is the largest provider of electronic filing services in the United States.

         The software and e-commerce businesses are highly competitive and consist of a large number of companies. In the software industry, Intuit, Inc. and Microsoft are dominant suppliers of personal financial software. Intuit, Inc. is also H&R Block's primary competitor in the online tax preparation market. BFC expects increased competition in this area as more competitors enter the online market or existing providers of online tax preparation services consolidate.

         Government Regulation. Several states have enacted, or have considered, legislation regulating commercial tax return preparers. Primary efforts toward the regulation of such preparers have historically been made at the Federal level. Federal legislation requires income tax return preparers to, among other things, set forth their signatures and identification numbers on all tax returns prepared by them, and retain for three years all tax returns prepared. Federal laws also subject income tax return preparers to accuracy-related penalties in connection with the preparation of income tax returns. Preparers may be enjoined from further acting as income tax return preparers if the preparers continuously and repeatedly engage in specified misconduct. With certain exceptions, the Internal Revenue Code also prohibits the use or disclosure by income tax return preparers of certain income tax return information without the prior written consent of the taxpayer. In addition, the Gramm-Leach-Bliley Act and Federal Trade Commission regulations adopted thereunder require tax preparers to adopt and disclose consumer privacy policies, and provide consumers a reasonable opportunity to "opt out" of having personal information disclosed to unaffiliated third parties for marketing purposes.

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

         The Federal statutes and regulations also regulate an electronic filer's involvement in refund anticipation loans. Electronic filers must clearly explain that the refund anticipation loan is a loan and not a substitute for or a quicker way of receiving an income tax refund. The Federal laws place restrictions on the fees that an electronic filer may charge in connection with refund anticipation loans.

         States that have adopted electronic filing programs for state income tax returns have also enacted laws that regulate electronic filers. In addition, some states and localities have enacted laws and adopted regulations that regulate refund anticipation loan facilitators and/or the advertisement and offering of electronic filing and refund anticipation loans.

         The Company believes that the Federal, state and local legislation regulating electronic filing and the facilitation of refund anticipation loans has not, and will not in the future have a material adverse effect on the operations of H&R Block. However, the Company cannot predict what the effect may be of the enactment of new statutes or the adoption of new regulations pertaining to electronic filing and/or refund anticipation loans.

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

         From time to time, and especially in election years, the subjects of tax reform, tax simplification, the restructuring of the tax system, a flat tax, a consumption tax, a value-added tax or a national sales tax surface. While each flat tax proposal and most other tax simplification proposals have fallen short of adoption, such issues have received serious attention in recent years. Historically, changes in tax laws have increased H&R Block's business. The immediate result of tax law changes has been an increase in complexity. The transition from the current system to a new, untested system is likely to take a number of years and, under most serious tax reform proposals, Americans will still need to file Federal and state tax returns. The Company believes that clients will still come to H&R Block for convenience, accuracy and answers to tax questions. However, if enacted, the effect of tax reform or simplification legislation on the business of the Company's subsidiaries over time is uncertain, and such legislation could have a material adverse effect on the Company's business, financial position and results of operations.

INTERNATIONAL TAX OPERATIONS

         Generally. This operating segment provides the preparation of tax returns, electronic filing and related services to the general public principally in Canada, Australia and the United Kingdom. Tax preparation of U.S. tax returns and related services are offered by franchisees in nine countries. The electronic filing of U.S. income tax returns is offered at franchised offices located in Europe, and the electronic filing of Australian, Canadian and United Kingdom income tax returns is offered at H&R Block offices in Australia, Canada and the United Kingdom, respectively.

         The returns prepared at 1,378 company-owned and franchised offices in countries outside of the United States constituted 12.2% of the total returns prepared by H&R Block in the last fiscal year (compared to 12.3% in fiscal year 2000 and 12.8% in fiscal year 1999).

         Canadian Operations. H&R Block Canada, Inc. ("Block Canada") and its franchisees prepared approximately 1,752,000 Canadian regular and discounted returns filed with Revenue Canada during the 2001 income tax filing season, compared to 1,805,000 Canadian returns prepared during fiscal year 2000, and 1,858,000 Canadian returns prepared in fiscal 1999. The number of offices operated by Block Canada and its franchisees decreased in fiscal year 2001 to 944 from 966 in fiscal year 2000 (1,032 in 1999). Of the 944 offices in Canada, 489 were owned and operated by Block Canada and 455 were owned and operated by franchisees. Block Canada operated 122 offices in department stores in Canada in fiscal year 2001, including 76 offices in Sears' facilities. In fiscal 2000, Block Canada operated 142 offices in department stores in Canada (compared to 164 offices in fiscal year 1999), including 79 offices in Sears' facilities (compared to 86 offices in fiscal year 1999).

         Block Canada and its franchisees offer a refund discount ("CashBack") program to their customers in Canada. Canadian law specifies the procedures which Block Canada must follow in conducting the program. In accordance with current Canadian regulations, if a customer's tax return indicates that such customer is entitled to a tax refund, a check is issued by Block Canada to the client for an amount which is equal to the sum of (i) 85% of that portion of the anticipated refund which is less than or equal to $300 and (ii) 95% of that portion of the refund in excess of $300. The client assigns to Block Canada the full amount of the tax refund to be issued by Revenue Canada. The refund check is then sent by Revenue Canada directly to Block Canada, which then deposits the refund check into its bank account. In accordance with the law, the discount is deemed to include both the tax return preparation fee and the fee for tax refund discounting. This program is financed by short-term borrowings. In some parts of Canada, CashBack services are offered at offices identified as "H&R Block Express." The number of returns discounted under the CashBack program in fiscal year 2001 was approximately 532,000, compared to 547,000 in fiscal year 2000 and 516,000 in fiscal year 1999.

         Block Canada also provides check cashing and other low-end financial services through its subsidiary Cashplan Systems Inc. These services are offered in offices operated under the name "Financial Stop," where no tax return preparation services are offered, as well as in some H&R Block Express offices.

         Australian Operations. The number of returns prepared by H&R Block Limited, the Company's indirect subsidiary in Australia, and by franchisees in Australia, increased to approximately 486,000 from 455,000 in fiscal year 2000 and 428,000 in fiscal 1999. The number of offices operated by H&R Block in Australia in fiscal year 2001 was 350, compared to 349 offices in fiscal year 2000 and 347 offices operated in fiscal year 1999. Of the 350 offices, 245 were owned and operated by H&R Block Limited and 105 were franchised offices.

         United Kingdom Operations. The Tax Team Limited, an indirect subsidiary of the Company, provides tax return preparation services in the United Kingdom. The Tax Team Limited operated 23 offices in fiscal year 2001, compared to 26 offices operated in fiscal years 1999 and 2000.

         Seasonality of Business. Revenues in this segment are seasonal in nature with peak revenues occurring during the applicable tax season (January through April in Canada; July through October in Australia; and August through March in the United Kingdom).

         Competitive Conditions. The tax return preparation business is highly competitive, with a substantial number of firms offering tax preparation services. Block Canada and H&R Block Limited believe that they each operate the largest tax return preparation business in their respective countries. The Tax Team Limited believes that it is one of the largest providers of tax preparation services in the United Kingdom.

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

MORTGAGE OPERATIONS

         Generally. Mortgage operations originate, service, and sell conforming and nonconforming mortgage loans in the United States. Conforming mortgages are those that may be offered through government sponsored loan agencies. Nonconforming mortgages are those that may not be offered through government-sponsored loan agencies and typically involve borrowers with impaired credit and have substantial equity in the property which will be used to secure the loan. Retail and wholesale mortgage origination services were offered in fiscal year 2001 through a network of 16,453 mortgage brokers in 31 offices.

         Option One Mortgage Corporation. Option One, based in Irvine, California, has a network of more than 16,000 mortgage brokers in 48 states. Option One originates loans through wholesale and retail channels. Option One originated $6.5 billion in mortgage loans in fiscal year 2001, compared to $5.7 billion in fiscal year 2000 and approximately $3.6 billion in fiscal year 1999. The average Option One loan during fiscal year 2001 had a $108,800 principal balance (compared to $106,700 in fiscal year 2000 and $108,000 in fiscal year 1999), and was secured by a first lien on a single-family residence. During fiscal 2001, Option One sold approximately $6.0 billion of mortgage loans, compared to $6.1 billion sold in fiscal 2000 and $3.6 billion in fiscal 1999. At the end of fiscal year 2001, Option One's servicing portfolio was 173,900 loans totaling more than $18.2 billion, compared to 114,300 loans totaling $11.3 billion at the end of fiscal 2000 and 65,300 loans totaling $6.5 billion at the end of fiscal 1999.

         Wholesale originations represented the substantial majority of Option One's total loan production. Wholesale loan originations involve a broker who assists the borrower in completing the loan application, the gathering of necessary information and identifying a lender that offers a loan product which is best suited to the borrower's financial needs. Brokers are free to submit an application to one or more nonconforming lenders, such as Option One. Upon receipt of an application from a broker, Option One's branch office processes and underwrites the loan. Based upon this review, Option One advises the broker whether the loan application meets Option One's underwriting guidelines and product description by issuing a loan approval or denial, and in some cases, issues a "conditional approval," which requires the submission of additional information or clarification. Option One sells virtually all of its loan production through bulk sales of whole loans to institutional purchasers.

         The Company utilizes off-balance sheet arrangements to fund its subprime production. Option One had commitments from three banks totaling $2 billion for external warehouse financing for its subprime mortgage production during most of fiscal year 2001. Option One received commitments in April 2001 from two banks totaling $2 billion for external warehouse financing for its subprime mortgage production over a 12-month period beginning in April 2001.

         H&R Block Mortgage Corporation. H&R Block Mortgage is a retail mortgage lender for conventional, non-conventional and government loans and is licensed to conduct business in 50 states. H&R Block Mortgage is an approved seller/servicer for Fannie Mae and Freddie Mac and is HUD authorized to originate and underwrite FHA and VA mortgage loans. In fiscal year 2001, H&R Block Mortgage originated retail mortgage loans from various sales channels, including 35 branch offices in 15 states, and two regional call centers located in Tampa, Florida and Pleasanton, California, and by teaming with E-Loan over the Internet at www.hrblock.com. See "E-Commerce Initiatives" under "U.S. Tax Operations," above.

         In April 2000, H&R Block Mortgage entered into a strategic alliance with Countrywide Home Loans, Inc. ("Countrywide") to sell 90% of its qualifying conforming mortgage loans to Countrywide. The majority of mortgage loans sold to Countrywide are underwritten through an automated system under which H&R Block Mortgage's representations and warranties relating to compliance with Countrywide's underwriting guidelines are assumed by Countrywide. This alliance allows H&R Block Mortgage, on average, an increase of 50 basis points in execution due to price, efficiencies in delivery, and elimination of redundancies in operations.

         Service Marks and Trademarks. Option One claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

               AppOne
               CorOne
               Highway 1
               HouseKeeper
               No Sweat 95!
               Option One and Design
               PartnerPlus
               SumOne
               The Big 2

         Competitive Conditions. Both the conventional and subprime sectors of the residential mortgage loan market are highly competitive. The principal methods of competition are in service, quality and price. There are a substantial number of companies competing in the residential loan market, including mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions. No one firm is a dominant supplier of conforming and nonconforming mortgage loans.

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

         Government Regulation. The Company believes that Federal and state statutes and regulations, as well as county and municipal regulations and ordinances, governing mortgage lending have not had and will not have a material adverse effect on the operations of its mortgage subsidiaries. However, the Company cannot predict what the effect may be of the enactment of new state or Federal statutes or municipal ordinances, or the adoption of new Federal, state or county regulations.

         Applicable state laws generally regulate interest rates, other than first mortgage loans which are subject to a Federal preemption of all state usury laws, and other charges, require certain disclosures and, unless an exemption is available, require licensing of the originators of certain mortgage loans. In addition, most states have other laws, public policies and general principles of equity relating to the protection of consumers, unfair and deceptive practices, and practices that may apply to the origination, servicing and collection of mortgage loans.

         During fiscal year 2001, there was a noticeable increase in state, county and municipal statutes, ordinances and regulations which prohibit or regulate "Predatory Lending" practices. "High-Cost Loans" are defined separately by each state, county or municipal statute, regulation or ordinance, but generally include mortgage loans that have interest rates that exceed a specified margin over the Treasury Index for a comparable maturity, or exceed a designated percentage of points and fees. Statutes, ordinances and regulations that regulate High-Cost Loans generally prohibit mortgage lenders from engaging in certain defined practices, or require mortgage lenders to implement certain practices, in connection with any mortgage loans that fit within the definition of a High-Cost Loan. For example, many such laws and regulations prohibit mortgage lenders from imposing a prepayment penalty in connection with any mortgage loan that fits within the definition of a High-Cost Loan or require mortgage lenders to demonstrate a tangible net benefit to the Borrower as a result of the Borrower's entering into the mortgage loan transaction involving a High-Cost Loan.

         The mortgage loans purchased or originated by the Company's mortgage subsidiaries are also subject to Federal laws and regulations, including, without limitation, the Federal Truth-in-Lending Act, as amended, and Regulation Z promulgated thereunder, the Equal Credit Opportunity Act, as amended, and Regulation B promulgated thereunder, the Fair Credit Reporting Act, as amended, the Federal Real Estate Settlement Procedures Act, as amended, and Regulation X promulgated thereunder, the Soldiers' and Sailors' Civil Relief Act of 1940, as amended, the Home Mortgage Disclosure Act and Regulation C promulgated thereunder, the Federal Fair Housing Act and certain other laws and regulations. Under environmental legislation and case law applicable in certain states, it is possible that liability for environmental hazards in respect of real property may be imposed on a holder of a mortgage note secured by real property.

INVESTMENT SERVICES

         Generally. The investment services operating segment provides investment advice, brokerage services and financial planning primarily through H&R Block Financial Advisors, Inc. (formerly OLDE Discount Corporation). In December 1999, the Company acquired OLDE Financial Corporation ("OLDE Financial"), a Detroit-based financial services holding company that is the parent company of HRBFA. OLDE Discount Corporation was rebranded during fiscal year 2001 by changing its name to H&R Block Financial Advisors, Inc. effective August 1, 2000.

         HRBFA is a registered broker-dealer with the SEC and is a member of the New York Stock Exchange ("NYSE"), other national securities exchanges and the National Association of Securities Dealers, Inc. ("NASD"). HRBFA is one of the largest retail investment firms in the United States offering financial advice and other financial services to retail clients at discounted commission rates through its network of financial advisors in HRBFA branch offices.

         Although HRBFA accounts for its revenues and expenses on a calendar fiscal year basis and had record revenues for its fiscal year 2000, like other brokerage firms, it suffered from declining activity by retail investors during the Company's 2001 fiscal year and a corresponding decline in margin balances. In line with the market decline, average trading volumes fell during the year by more than 46% as measured by average trades per day. Impacted by market performance, volatility and investor uncertainty, and consistent with the rest of the industry, margin balances at HRBFA had fallen by the end of fiscal year 2001 from an average of $2,415 million to $1,288 million.

         In an effort to reduce expenses to counteract reduced revenues, HRBFA reduced approximately six percent of its total workforce in non-advisor positions in April 2001. Several support functions at HRBFA were consolidated and aligned with corresponding departments within other subsidiaries of the Company.

         Despite the difficult financial and market environment, HRBFA successfully rebranded the business and expanded its product line, online capabilities and level of service to clients during fiscal year 2001.

         HRBFA Brokerage and Other Services. HRBFA is a full service securities broker-dealer providing a full range of financial services to its clients in the United States. It typically effects transactions for its clients at commission rates lower than the rates full-commission brokerage firms charge. Revenues from HRBFA's brokerage activities are generated through client purchases and sales of stocks, investment-grade fixed income products, options, mutual funds, investment trusts, and other financial products. Commissions may be charged on both listed and over-the-counter ("OTC") transactions executed on an agency basis. HRBFA also offers services and products typically offered by traditional full-commission firms, such as investment research with regard to individual securities and goal-oriented financial planning. Other services and products offered include money market funds with sweep provisions for settlement of client transactions; margin accounts; checking privileges; option accounts; dividend reinvestment plans; and individual retirement accounts ("IRAs"). During fiscal year 2001, HRBFA also expanded its product line to include the sale of annuities in several states.

         During the 2001 tax season, H&R Block tax clients in 14 states were given the opportunity to open an Express IRA through HRBFA as a part of the tax return preparation process. Clients were able to open an Express IRA by simply using all or part of their tax refund or by writing a personal check for the IRA amount. The Express IRA is invested in an FDIC Insured money market account through Reserve Management Corporation at an insured depository institution paying competitive money market interest rates. Clients funded approximately 25,000 Express IRAs in fiscal year 2001.

         After year-end, HRBFA introduced to account holders a service that makes it possible for clients to handle all of their investment and banking activities from one convenient, flexible brokerage account with cash management features. The cash management features include no-minimum checking, unlimited check writing, a credit interest program that allows interest to be earned on balances over $100, a variety of money market fund options, a VISA(R) Gold ATM/check card with a 1% cash rebate on card purchases and an airline miles program, one consolidated monthly statement and a year-end account summary. HRBFA also began offering college savings products - called 529 Plans - through state-sponsored investment programs that allow clients to make tax-free withdrawals for qualified education expenses after December 31, 2001.

         Dealer and Market Making Activities. HRBFA is also a dealer and engages in market making activities in common stocks, regularly trading in securities on a principal basis and for its own account in the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), OTC market and on regional stock exchanges. HRBFA acts as a qualified dealer in certain listed securities on the Cincinnati Stock Exchange. In addition, HRBFA regularly trades in corporate and municipal bonds, various U.S. Government and U.S. Government Agency securities and certificates of deposit.

         When HRBFA executes transactions as a dealer on a principal basis, it may charge mark-ups or mark-downs which are equivalent to its commission schedule. Under certain circumstances, customers with an account minimum of $500,000 in equity may be eligible to effect common stock transactions in which commissions, mark-ups and/or mark-downs are not charged. HRBFA selects the stocks in which it makes a market based upon fundamental and market factors. For those stocks in which HRBFA makes a market, it may derive revenue from the spread, which is the difference between the bid and offer prices. However, due to the nature of the activity and the volatility of the securities markets, HRBFA may realize losses as a result of adverse market fluctuations.

         Financial Advisor Compensation. Financial advisors receive compensation in a combination of plans in the form of commissions on HRBFA's revenues from customer transactions, a salary or draw against commissions and/or may receive additional compensation on customer transactions in securities recommended by HRBFA or for which HRBFA provides research as a result of the firm's market making activities.

         Tax Professional Financial Advisors. During fiscal year 2001, the Company's subsidiaries further tested and expanded the Tax Professional Financial Advisor ("TPFA") program, by which H&R Block tax professionals expand their roles to provide financial services to tax clients. TPFAs have licenses to sell mutual funds and/or insurance products and in some instances, equity securities recommended by HRBFA. The number of TPFAs grew from 150 to more than 430 during the 2001 fiscal year and they provided investment services to more than 3,000 tax clients. The TPFAs were registered representatives of Birchtree Financial Services, Inc., an indirect subsidiary of the Company and an investment firm headquartered in Kansas City, Missouri. In fiscal year 2002, the TPFAs will become financial advisors licensed with HRBFA.

         Integrated Online Services. HRBFA provides an online investment center through the Company's web site located at www.hrblock.com. HRBFA provides online users the opportunity to open accounts, obtain research, create financial plans, buy and sell securities, and view the status of their accounts online. The online financial planning service gives HRBFA clients the ability to create and view a personal financial plan while simultaneously receiving advice by telephone from an H&R Block financial advisor who is viewing the same information. Clients can create, view or edit a financial plan for many different life-changing events such as retirement, college, a new child or the purchase of a house. After developing a plan, clients have the option to allow an advisor to execute the plan or they can do it themselves at the investment center. Through April 2001, approximately 96,000 accounts had been web enabled and, in April 2001, more than 7,000 securities transactions were effected online. Additional information regarding online operations is provided under the "E-Commerce Initiatives" in the "U.S. Tax Operations" section, above.

         Advertising and Marketing. Advertising and marketing play a significant role in the expansion of HRBFA's client base as well as the introduction of new products and services. HRBFA may use a combination of media including newspapers, magazines, the yellow pages, television, and its Internet home page to advertise and market its products and services. When an investor contacts HRBFA, the investor receives a package of information including an account application and a brochure containing information on the services and products offered by HRBFA. Additional detailed information is available upon request and can be tailored to match the client's investment preferences.

         Retail Branch Offices. HRBFA is authorized to do business as a broker-dealer in all 50 states and the District of Columbia. At fiscal year end, HRBFA operated in 525 offices, compared to 198 offices at the end of fiscal year 2000. Some HRBFA offices offer, in addition to financial products and services, tax preparation and, in a limited number of offices, mortgage services, year-round to clients. HRBFA believes that the existence of branch offices contributes to its growth and client satisfaction. The existence of a branch office generally results in an increase in unsolicited customer transactions in the geographic area near the office. Many clients prefer to conduct business in person in local rather than in distant offices or online. Clients may use branch offices to receive and deliver checks and deliver securities.

         Service Marks and Trademarks. HRBFA claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

               Chevron Design                     SmartTrading
               IRA United                         SmartTravel
               The OLDE Investors Account         SmartVest
               SmartBroker                        SmartVestor
               SmartRetirement                    SmartViews
               SmartTrade                         SmartWire

         HRBFA also claims ownership of the following unregistered trademark:

               The Easy Way to Financial Success

         Competitive Conditions. HRBFA competes directly with a broad range of companies seeking to attract consumer financial assets, including full-service discount brokerage firms, discount and online brokerage firms, mutual fund companies, investment banking firms, commercial and savings banks, insurance companies and others. The financial services industry has become considerably more concentrated as numerous securities firms have been acquired by or merged into other firms. Some of these competitors have greater financial resources than HRBFA and offer certain additional financial products and services. In addition, HRBFA expects competition from domestic and international commercial banks to continue to increase as a result of legislative and regulatory initiatives in the U.S. (including the passage of the Gramm-Leach-Bliley Act in November 1999) to remove or relieve certain restrictions on mergers between commercial banks and other types of financial services providers. HRBFA primarily competes with these firms on quality of service, breadth of products and services offered, prices, accessibility through delivery channels, and technological innovation and expertise.

         Discount brokerage firms and online-only financial services providers compete vigorously with HRBFA with respect to commission charges. Full-commission brokerage firms also offer more product breadth, discounted commissions and on-line services to selected retail brokerage customers. In addition, some competitors in both the full-commission and discount brokerage industries have substantially increased their spending on advertising and direct solicitation of customers.

         Competition in the online trading business has become similarly intense as recent expansion and customer acceptance of conducting financial transactions online has attracted new brokerage firms to the market. Price competition continues to intensify in online investing as traditional brokerage firms have entered the market and existing competitors have aggressively sought to gain market share.

         Seasonality of Business. The investment services operating segment does not, as a whole, experience significant seasonal fluctuations. However, the securities business is cyclical, directly affected by national and world economic and political conditions, trends in business and finance and changes in the conditions of the securities markets in which HRBFA's clients trade.

         Government Regulation. The securities industry is subject to extensive regulation covering all aspects of the securities business, including registration of HRBFA's offices and personnel, sales methods, the acceptance and execution of customer orders, the handling of customer funds and securities, trading practices, capital structure, record keeping policies and practices, margin lending, execution and settlement of transactions, the conduct of directors, officers and employees, and the supervision of employees. The various governmental authorities and industry self-regulatory organizations which have supervisory and regulatory jurisdiction over the Company's broker-dealer subsidiaries generally have broad enforcement powers to censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees who violate applicable laws or regulations.

         The Securities and Exchange Commission is the federal agency responsible for the administration of the federal securities laws. HRBFA is registered as broker-dealer, and OLDE Asset Management, Inc., a subsidiary of OLDE Financial, is a registered investment adviser with the SEC. Much of the regulation of broker-dealers has been delegated by the SEC to self-regulatory organizations, principally the Municipal Securities Rulemaking Board, the NASD Regulation, Inc. and the New York Stock Exchange ("NYSE"), which has been designated as HRBFA's primary regulator. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of the operations of HRBFA's brokerage and clearing activities. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

         As a registered broker-dealer, HRBFA is subject to the net capital rule (Rule 15c3-1) promulgated by the SEC and adopted through incorporation by reference in NYSE Rule 325. The Rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the financial soundness and liquidity of a broker-dealer and requires at least a minimum portion of its assets be kept in liquid form.

         HRBFA has elected to compute net capital under the alternative method of computation permitted by Rule 15c3-1 which required that net capital be not less than the greater of $1,000,000 or 2% of combined aggregate debit balances (primarily receivables from customers and other broker-dealers). In computing net capital, various deductions are made from net worth and qualifying subordinated indebtedness. These deductions include the book value of assets not readily convertible into cash and prescribed percentages of securities owned or sold short.

         Any failure of HRBFA to maintain the required minimum net capital may subject HRBFA to suspension or revocation of registration or other limitations on the firm's activity by the SEC, and suspension or expulsion by the NYSE, NASD or other regulatory bodies, and ultimately could require the broker-dealer's liquidation. HRBFA could also be prohibited from paying dividends or redeeming stock. HRBFA would be prohibited from prepaying or making payments of principal on subordinated indebtedness if its net capital were to become less than the greater of 5% of combined aggregate debit balances or $1,000,000. Under NYSE Rule 326, HRBFA is required to reduce its business if its net capital is less than 4% of aggregate debit balances and is prohibited from expanding business or redeeming subordinated indebtedness if its net capital is less than 5% of its aggregate debit balances. Net capital rules could limit HRBFA's ability to engage in new activities and expansion, and could restrict the Company's ability to withdraw capital from its brokerage subsidiaries. Such a restriction in turn, could limit the Company's ability to repay or reduce indebtedness (including subordinated debentures of the Company) and pay dividends. Further, a significant operating loss or an extraordinary charge against net capital could adversely affect HRBFA's ability to expand or maintain its current levels of business. At April 30, 2001, HRBFA's net capital of $257.7 million, which was 18.8% of aggregate debit items, exceeded by $230.3 million its minimum required net capital of $27.4 million. HRBFA made a capital withdrawal to BFC of $50 million at fiscal year-end.

BUSINESS SERVICES

         Generally. The business services operating segment, which is conducted primarily through RSM McGladrey, Inc., a direct subsidiary of HRB Business Services, Inc. ("HRBBS"), provides accounting, tax and consulting services to business clients, primarily mid-sized companies, and tax, estate planning and financial planning services to individuals in the United States through a network of more than 100 offices.

         In addition to providing these services to the public, RSM and certain other subsidiaries involved in the business services segment provide management and administrative services to the public accounting firms from which non-attest assets have been acquired. RSM and certain other subsidiaries receive fees from the public accounting firms, which continue to provide to the public "attest" services that constitute the practice of public accounting which H&R Block and its subsidiaries, by regulation, generally cannot provide.

         RSM McGladrey, Inc. RSM has more than 100 offices and offers services in 13 of the top 25 U.S. markets through its staff of more than 2,800 employees, which includes more than 480 managing directors. RSM is also linked with more than 80 independently owned CPA firms in the United States and Puerto Rico through the McGladrey Network. In addition, RSM is the U.S. member of RSM International, the seventh largest accounting and consulting organization in the world, with 550 offices in 75 countries.

         During the past fiscal year, the Company integrated five of its previously acquired regional accounting firms into RSM. Prior to the McGladrey acquisition, HRBBS, either directly or through its direct subsidiaries, had acquired regional accounting firms in Kansas City, Chicago, Indianapolis, Buffalo, Dallas, Baltimore, and Philadelphia.

         On October 2, 2000, RSM purchased the non-attest assets of Edward Isaacs & Company, LLP ("EICO"), a firm with offices in New York City and White Plains, New York. EICO's acquired operations were combined with RSM's existing New York City practice, creating offices with a staff of more than 300 people and making it one of the area's largest firms providing business advisory services for mid-sized companies.

         On December 1, 2000, RSM acquired the non-attest assets of Keller Bruner & Company, LLP ("Keller Bruner"), one of the Washington, D.C. area's largest regional tax, accounting and consulting firms, with offices in Bethesda and Frederick, Maryland and Alexandria, Virginia.

         Other acquisitions by RSM in fiscal year 2001 enabled it to strengthen its presence in Des Moines, Iowa and expand its operations to Boston, Massachusetts.

         On December 31, 2000, the Company sold substantially all of the assets of its wholly-owned, indirect subsidiary, KSM Business Services, Inc. ("KSM"), an Indianapolis-based tax, accounting and consulting firm, to KSM Services, Inc., an entity formed by the partners of Katz Sapper & Miller, LLP. KSM had acquired the non-attest assets of Katz Sapper & Miller, LLP in November 1998. The 1998 acquisition was the third regional accounting firm acquisition made by the Company prior to its August 1999 acquisition of the non-attest assets of McGladrey & Pullen, LLP ("McGladrey").

         McGladrey's attest business (including audit, reviews and other engagements in which the firm issues written opinions evaluating client financial statements) remains in a partnership owned by the McGladrey & Pullen LLP partners and is accordingly a separate company.

         Until recently, the SEC had no published rules on the application of the auditor independence rules to firms such as McGladrey, whose partners are also employed by RSM. On February 5, 2001, revised SEC auditor independence rules that apply to the accounting firm and its "associated entities" became effective. The SEC staff has advised McGladrey that it considers the Company and all of its subsidiaries to be associated entities. Accordingly, any financial interest or business relationship of the Company with a client of McGladrey that is subject to the SEC's auditor independence rules (an SEC Audit Client) will be regarded by the SEC staff as a financial interest or business relationship between McGladrey and the SEC Audit Client. Under the SEC's auditor independence rules, McGladrey and its partners are precluded from holding certain financial interests in and entering into certain business relationships with an SEC Audit Client for whom McGladrey performs audit services.

         In connection with the evaluation of the regulatory restrictions and environment, the Company and McGladrey have had discussions with the staff of the SEC regarding appropriate disclosure of the policy and procedures that have been implemented by McGladrey, RSM and the Company to safeguard McGladrey's independence and integrity as an audit firm in compliance with applicable regulations and professional responsibilities.

         The Company and McGladrey have enacted certain policies and controls to monitor and prevent violations by them of the SEC's auditor independence rules as interpreted by the SEC staff. These policies and controls include the following:

    - The Company has informed the management of each of its business units of the SEC staff's interpretation that certain financial interests and business relationships with McGladrey SEC Audit Clients are prohibited in as much as they would be deemed to impair McGladrey's independence as an auditor.
    - McGladrey's Independence and Relationship Policies and the Code of Professional Conduct promulgated by the American Institute of Certified Public Accountants ("AICPA"), which address auditor independence issues, have been distributed to all of the Company's executive officers and directors.
    - McGladrey's Prohibited Securities List, which lists securities of McGladrey SEC Audit Clients, is distributed to the Company's executive officers and directors on a monthly basis so that they can monitor compliance by the business units for which they are responsible.
    - Each of the Company's executive officers, directors and affiliates submits an Independence Compliance Questionnaire ("Questionnaire") that addresses auditor independence issues. Each Questionnaire is reviewed by McGladrey's partner responsible for independence matters.
    - McGladrey informs the audit committee of each SEC Audit Client, in writing, of the SEC staff's interpretation regarding the attribution to McGladrey, for purposes of McGladrey's auditor independence of the financial interests and business relationships of the Company with SEC Audit Clients.
    - McGladrey informs the audit committee of each SEC Audit Client of the SEC staff's interpretation that ownership of the Company's stock by such SEC Audit Client or ownership of more than 5% of the Company's stock by its officers or directors would affect McGladrey's independence as an auditor, and McGladrey obtains representations from each SEC Audit Client that it owns no shares of the Company.
    - McGladrey has designated a partner responsible for independence matters who reports directly to its Managing Partner. The partner responsible for independence matters monitors changes in independence standards promulgated by the AICPA, the Independence Standards Board ("ISB", which is being disbanded) and the SEC. This partner periodically recommends corresponding modifications to McGladrey's Independence Relationship Policies that become effective upon the approval of McGladrey's Board of Directors.
    - RSM has agreed to comply and cause its employees to comply with the Independence and Relationship policies of McGladrey.
    - Employees of RSM and employees of McGladrey are informed of changes to McGladrey's Independence and Relationship Policies and its Prohibited Securities List on a monthly basis via electronic bulletin boards.

    - Employees of RSM and partners and employees of McGladrey periodically complete an Independence Compliance Questionnaire that is reviewed and approved by McGladrey's National Office of Audit & Accounting. All exceptions are reviewed by and approved by McGladrey's partner responsible for independence matters, its Managing Partner and its Board of Directors.

    - As mandated by its membership in the SEC Practice Section of the AICPA, McGladrey has implemented independence training programs and programs to test compliance with its Independence and Relationship Policies and the completeness and accuracy of Independence Compliance
         Questionnaires.

    - McGladrey has established consultation procedures for the resolution of all identified exceptions to its policies and AICPA, ISB or SEC independence requirements. The Company and RSM have agreed to cooperate fully with McGladrey in the resolution of all exceptions and the implementation of any remedial actions, including disciplinary actions.

         While the Company and McGladrey believe that their policies and controls in place regarding auditor independence are reasonable and adequate to address the matters involved, there can be no assurance (and the SEC staff has indicated that it cannot provide any assurance) that such policies and controls will positively ensure complete compliance by the Company, RSM and McGladrey with the SEC auditor independence rules as interpreted by the SEC staff. Any noncompliance by the Company, RSM or McGladrey with such rules may impair McGladrey's independence as an auditor of SEC Audit Clients and may adversely affect the ability of McGladrey to attract and retain such clients and perform audits of financial statements filed with the SEC.

         Seasonality of Business. Revenues for this segment are seasonal in nature, with peak revenues occurring during January through April.

         Service Marks and Trademarks. RSM claims ownership of the following unregistered service marks and trademarks:

               Business Recovery Planning System
               Business Continuity Planning System
               E-Accounting
               McGladrey Network
               Market Builder
               Personal Prosperity
               Value Enhancement Solutions

         FERS Business Services, Inc. ("FERS"), a wholly owned subsidiary of RSM, claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

               Because Results Come First
               Benelink
               FERS Profit Edge
               Tonelink

         FERS claims ownership of the following unregistered service mark and trademark:

               Pension Resources

         Practice Development Institute, Inc., a direct subsidiary of HRBBS, claims ownership of the following unregistered service marks and trademarks:

               CPEC
               Employment Law Briefing
               PDI Practice Development Institute
               Turning Your Firm's Potential Into Profit

         Toback, Inc., a wholly owned subsidiary of RSM, claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

               Solutions for Today.  Strategies for Tomorrow.
               The Local Firm with a National Reputation

         Competitive Conditions. The accounting and consulting business is highly competitive. There are a substantial number of accounting firms offering similar services at the international, national, regional and local levels.

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

ITEM 2.  PROPERTIES

         The executive offices of the Company, H&R Block Services, Inc., Tax Services, BFC and HRBBS are located at 4400 Main Street, Kansas City, Missouri, in a multi-level building owned by Tax Services. The building was constructed in 1963 and expanded or redesigned in 1965, 1973, 1981, and 1996. In fiscal year 2000, H&R Block Tax Services, Inc. entered into a 20-year lease for a newly constructed building located at 4400 East Blue Parkway, Kansas City, Missouri, which is being utilized by Tax Services and its affiliates as a service center. Most other offices of Tax Services (except those in department stores) are operated in premises held under short-term leases providing fixed monthly rentals, usually with renewal options. BFC also leases other office space in Kansas City, Missouri.

         Option One's executive offices are located in leased offices at 3 Ada, Irvine, California. Option One also leases offices for its branch office operations throughout the

United States. H&R Block Mortgage is headquartered in leased offices in Burlington, Massachusetts. H&R Block Mortgage also leases offices in Arizona, California, Colorado, Connecticut, Florida, Illinois, Indiana, Massachusetts, Maine, Michigan, New Hampshire, New Jersey, Ohio and Virginia.

         The executive offices of HRBFA and OLDE Financial are located at 751 Griswold, Detroit, Michigan in a building owned by OLDE Financial. Many branch offices of HRBFA are located in facilities owned by various real estate subsidiaries of OLDE Financial and leased primarily to HRBFA. Some branch offices are operated in leased premises.

         RSM's executive offices are located in leased offices located at 3600 West 80th Street, Bloomington, Minnesota. Its administrative offices are located in leased offices at 220 North Main Street, Davenport, Iowa. RSM also leases office space in 21 states.

ITEM 3.  LEGAL PROCEEDINGS

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

         In July 2000, the class representatives and the defendants in the class action pending in state court, by their authorized counsel, entered into a Stipulation of Settlement, pursuant to which the defendants were required to pay a gross settlement amount of $9.5 million in exchange for dismissal of the class action suit and a release of all claims. The fairness hearing relating to the settlement was held on November 30, 2000, and the court issued its order approving the settlement. Payment of plaintiffs' attorneys' fees and expenses were to be paid out of the gross settlement fund. The gross settlement fund was paid in its entirety by the Company's insurance carrier. The Stipulation and the payment of the gross settlement fund are not admissions of the validity of any claim or any fact alleged by the plaintiffs and defendants continue to deny any wrongdoing and any liability. The Stipulation states that the defendants consider it desirable to settle to avoid further expense, inconvenience, and delay, and to put to rest all controversy concerning all claims.

         The Florida State Board of Administration opted out of the class action settlement and that litigation continues separately from the state court class action. The parties have reached a settlement that will dispose of the case in its entirety with no material adverse impact on the Company's consolidated financial position or results of operation.

         The Company and its subsidiaries are involved in various litigation and claims as both defendant and plaintiff relating to matters which arise in the normal course of business which management believes will not have a material adverse effect on the Company's consolidated results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended April 30, 2001.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

         The names, ages and principal occupations (for the past five years) of the executive officers of the Company, each of whom has been elected to serve at the discretion of the Board of Directors of the Company are as follows:

Name and age                               Office(s)
------------                               ---------

Frank L. Salizzoni (63)                    Chairman of the Board of Directors
                                           since September 2000; Chief Executive
                                           Officer from June 1996 through
                                           December 2000; President from June
                                           1996 through September 1999; Member
                                           of the Board of Directors since 1988.
                                           See Note 1.

Mark A. Ernst (43)                         Chief Executive Officer since January
                                           2001; President of the Company since
                                           September 1999; Chief Operating
                                           Officer from September 1998 through
                                           December 2000; Executive Vice
                                           President from September 1998 until
                                           September 1999. See Note 2.

Jeffery W. Yabuki (41)                     Executive Vice President since
                                           October 2000; President, H&R Block
                                           Services, Inc. since October 2000;
                                           President, H&R Block International
                                           from September 1999 until October
                                           2000. See Note 3.

David F. Byers (39)                        Senior Vice President and Chief
                                           Marketing Officer since June 1999.
                                           See Note 4.

Frank J. Cotroneo (42)                     Senior Vice President and Chief
                                           Financial Officer since February
                                           2000. See Note 5.

Name and age                               Office(s)
------------                               ---------

Stephanie R. Otto (40)                     Senior Vice President, Human
                                           Resources since July 2000; Vice
                                           President, Human Resources August
                                           1999 through June 2000; Vice
                                           President, National Director of
                                           Finance, HRB Business Services, Inc.,
                                           October 1998 through August 1999;
                                           Director, Internal Audit, December
                                           1995 until October 1998.

Robert E. Dubrish (49)                     President and Chief Executive
                                           Officer, Option One Mortgage
                                           Corporation, since March 1996. See
                                           Note 6.

Thomas P. Fitzgerald (44)                  Executive Vice President and Chief
                                           Operating Officer, H&R Block
                                           Financial Advisors, Inc. since July
                                           7, 2000; Member of the Office of the
                                           President, H&R Block Financial
                                           Advisors, Inc. since December 2000;
                                           Senior Vice President, General
                                           Counsel and Head of Administration,
                                           OLDE Discount Corporation, December
                                           1999 until July 7, 2000. See Note 7.

Thomas G. Rotherham (51)                   Chief Executive Officer, RSM
                                           McGladrey, Inc. since April 2000;
                                           President, RSM McGladrey, Inc. since
                                           August 1999; Chief Operating Officer,
                                           RSM McGladrey, Inc. from August 1999
                                           to April 2000. See Note 8.

Bernard M. Wilson (39)                     Senior Vice President, Financial
                                           Services Group, Block Financial
                                           Corporation since February 2000;
                                           Senior Vice President and Member of
                                           the Office of the President, H&R
                                           Block Financial Advisors, Inc. since
                                           December 2000; Vice President and
                                           General Manager, Financial Services
                                           Group, November 1998, Block Financial
                                           Corporation, November 1998 through
                                           December 2000. See Note 9.

Thomas L. Zimmerman (51)                   President, H&R Block Tax Services,
                                           Inc., since June 1996; Executive Vice
                                           President, Field Operations, H&R
                                           Block Tax Services, Inc. from May
                                           1994 through May 1996.

Name and age                               Office(s)
------------                               ---------

Cheryl L. Givens (35)                      Vice President and Corporate
                                           Controller since July 1998; Assistant
                                           Vice President and Assistant
                                           Controller from October 1996 until
                                           July 1998; Assistant Vice President
                                           and Corporate Controller from June
                                           1996 until October 1996.

James H. Ingraham (47)                     Vice President and General Counsel
                                           since July 1999; Secretary since June
                                           1990; Vice President, Legal from
                                           October 1996 through June 1999;
                                           Assistant Vice President, Corporate
                                           Legal and Human Resources from
                                           December 1995 until October 1996.

Linda M. McDougall (48)                    Vice President, Communications since
                                           July 1999; Assistant Vice President,
                                           Communications from November 1995
                                           through June 1999.

Timothy R. Mertz (50)                      Vice President, Corporate Tax since
                                           October 2000. See Note 10.

Brian N. Schell (35)                       Vice President and Treasurer since
                                           December 1997; Senior Vice President
                                           and Chief Financial Officer of H&R
                                           Block Financial Advisors, Inc. since
                                           July 2001; Director of Investor
                                           Relations from November 1996 until
                                           October 2000; Assistant Treasurer
                                           from November 1996 until December
                                           1997; Director of Corporate
                                           Development from May 1995 until
                                           December 1997.

Robert A. Weinberger (57)                  Vice President, Government Relations,
                                           since March 1996.

Bret G. Wilson (42)                        Vice President, Corporate Development
                                           and Risk Management since October
                                           2000; Vice President, Corporate
                                           Planning and Development from
                                           September 1999 until October 2000;
                                           Vice President, Corporate
                                           Development, from December 1997 until
                                           September 1999; Vice President,
                                           Mortgage Operations, Block Financial
                                           Corporation, since March 1997; Vice
                                           President, Corporate Counsel and
                                           Secretary, Block Financial
                                           Corporation, from June 1994 until
                                           March 1997.

Note 1: Mr. Salizzoni served as Chairman of the Board of CompuServe Corporation from October 1996 until January 1998.

Note 2: Mr. Ernst served as Senior Vice President, Third Party and International Distribution for American Express Company, Minneapolis, Minnesota, from July 1997 until June 1998; Senior Vice President, WorkPlace Financial Services, American Express Company, from November 1995 until July 1997.

Note 3: Mr. Yabuki served as President and Chief Executive Officer of American Express Tax & Business Services, Inc., New York, New York, from 1998 to September 1999; Vice President, Mergers and Acquisitions, American Express, Minneapolis, Minnesota, from 1996 to 1998; and Regional Vice President, American Express Tax & Business Services, Inc., Los Angeles, California and Minneapolis, Minnesota, from 1991 to 1996.

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

Note 7: Mr. Fitzgerald was General Counsel for OLDE Discount Corporation from March 1995 through July 7, 2000. The Company acquired OLDE Discount Corporation in December 1999 and changed its name to H&R Block Financial Advisors, Inc. on August 1, 2000.

Note 8: Mr. Rotherham served as a Member of the Office of the Managing Partner of McGladrey & Pullen LLP from 1997 through August 1999 and as the Managing Partner of Audit and Accounting for McGladrey & Pullen LLP from 1995 to 1997. The Company acquired the non-attest assets of McGladrey & Pullen LLP on August 1, 1999, at which time Mr. Rotherham became an employee of a subsidiary of the Company.

Note 9: Mr. Wilson was Senior Vice President of Financial Services for GMAC Mortgage Corporation, Philadelphia, Pennsylvania, from September 1998 until October 1998 and Vice President of International Operations, American Express Financial Advisors, Minneapolis, Minnesota, from March 1987 until September 1998.

Note 10: Mr. Mertz was Vice President of Treasury for Payless Cashways, Inc., a full-line building material and finishing products company, in Lee's Summit,

                  Missouri from September 1998 through September 2000. He also served as Director of Taxes and Risk Management for Payless Cashways, Inc. from October 1987 until September 1998.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The information called for by this item is contained in part in the Company's annual report to security holders for the fiscal year ended April 30, 2001, under the heading "Common Stock Data," and is hereby incorporated by reference. The Company's Common Stock is traded principally on the New York Stock Exchange. The Company's Common Stock is also traded on the Pacific Exchange. On June 11, 2001, there were 30,897 shareholders of record of the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information called for by this item is contained in the Company's annual report to security holders for the fiscal year ended April 30, 2001, under the heading "Selected Financial Data," and is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information called for by this item is contained in the Company's annual report to security holders for the fiscal year ended April 30, 2001, under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," and is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

GENERALLY

         In the operations of its subsidiaries and the reporting of its consolidated financial results, the Company is affected by changes in interest rates and currency exchange rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to:

         - interest rates on cash equivalents, available-for-sale securities, residual interests in securitizations, mortgage servicing rights ("MSRs"), mortgage loan origination commitments, investments in mortgage loans held for sale, debt and margin lending activities; and
         -   foreign exchange rates, generating translation gains and losses
         -   trading securities

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

NON-TRADING

         Interest rates. The Company's rate-sensitive assets and liabilities are managed centrally by the office of the Chief Financial Officer of the Company. The Finance Committee of the Company's Board of Directors approves the Company's policies and procedures utilized to manage the Company's interest rate risk.

         The Company has established investment guidelines to help minimize market risk exposure of its available-for-sale securities portfolio. These guidelines focus on managing liquidity, preservation of principal, and earnings, which are primarily affected by credit quality and movements in LIBOR rates.

         Nearly 51% of the Company's cash equivalents ("CE") and available-for-sale securities ("AFS") are classified as short term, compared to 62% last year. These assets are primarily held for liquidity purposes and are comprised of highly rated, short-term securities, including qualified money market funds (taxable and tax-exempt) and securities that reset off of LIBOR either daily, weekly or monthly. As of April 30, 2001, the portfolio had a duration of 0.4 years with an average credit quality of AA+ compared to the portfolio as of April 30, 2000 which had a duration of 0.2 years with an average credit quality of AAA. With such a short maturity, the portfolio's market value is relatively insensitive to interest rate charges.

         Assuming a 50 basis point decline in interest rates (an approximate 10% decline) in CE and AFS, consolidated pretax earnings would have declined by approximately $0.2 million, or about .04%. In fiscal 2000, this change would have negatively impacted pretax earnings by $2 million, or about one-half of one percent. The modeled impact of the interest change assumed a 50 basis point decline across the entire yield curve and assumed that the securities re-priced at the lower interest rate, yielding lower investment income and no change in market value due to the portfolio's short duration.

         The Company's residual interests in securitizations and MSRs are subject to prepayment risk, because a mortgage borrower has the option to prepay a mortgage loan at any time. Prepayment risk tends to increase when interest rates fall due to the benefits of refinancing. The expected income from these residual interests and MSRs is sensitive to movements in interest rates due to this sensitivity to mortgage prepayments.

         The Company's residual interests and MSRs were $238.6 million and $61.8 million at April 30, 2001, respectively. They represent 5.8% and 1.5%, respectively, of total assets. Interest rate risk tends to increase when interest rates fall due to the benefits of refinancing. Since the future prepayment behavior of the mortgages is uncertain, the interest rate sensitivity of these residual interests can not be exactly determined.

         Residual interests are recorded based on discounted cash flow models utilizing prepayment, credit losses and discount rate assumptions. Prepayment and loss assumptions are based on evaluation of the actual experience of the Company's servicing portfolio or on market rates on new portfolios, taking into consideration the current and expected interest rate environment and its expected impact on future prepayment and default rates. At April 30, 2001, the sensitivity of the current fair value of the residual interests to a 10% adverse change in prepayment rates would lower the fair value of the residuals by $24.3 million.

         Mortgage servicing rights are recorded based on the present value of estimated future cash flows related to servicing loans utilizing market discount rates and anticipated prepayment speeds. The prepayment speeds are estimated using the Company's historical experience and third party market sources for fixed-rate mortgages with similar coupons and prepayment reports for comparable adjustable rate mortgage loans. At April 30, 2001, the sensitivity of the current fair value of MSRs to a 10% adverse change in prepayment rates would lower the fair value by $6.9 million.

         See "Residual Interests" in the Notes to consolidated financial statements for further sensitivity analysis of the other assumptions and detailed explanations of the cash flow models used.

         The Company's fixed and variable rate mortgage loans held for sale have minimal interest rate risk because the mortgage loans are sold in whole loan sales on the same day the mortgage loans are funded. Therefore, the Company has minimal investment in mortgage loans held for sale on the balance sheet. The Company is also exposed to interest rate risk associated with its mortgage loan origination commitments. These commitments to fund mortgage loans consist of fixed and variable rate loans that will be sold in the secondary market. The Company has commitments to fund mortgage loans of $1.5 billion at April 30, 2001 as long as there is no violation of any conditions established in the contracts. External market forces impact the probability of commitments being exercised, and therefore, total commitments out standing do not necessarily represent future cash requirements. The risk with these commitments to fund mortgage loans is that interest rates might rise between the time the customer locks in the interest rate on the loan and the time the loan is sold. In some instances, the Company will utilize forward contracts on FNMA mortgage-backed securities to reduce the interest rate risk related to its fixed rate origination commitments. It is the Company's policy to utilize these financial instruments only for the purpose of offsetting or reducing the risk of loss in earnings associated with a defined or quantified exposure. They are purchased from certain broker-dealer counterparties. If the counterparties do not fulfill their obligations, the Company may be exposed to default risk. As the risk of default depends on the creditworthiness of the counterparty, the Company's policy requires that such transactions may be entered into only with counterparties that are rated A or better (or an equivalent rating) by recognized rating agencies. As a matter of practice, the Company has limited the counterparties to major banks and financial institutions meeting such standards. All interest rate contracts conform to the standard International Swaps and Derivatives Association, Inc. documentation.

         Management believes the Company is not significantly exposed to interest rate risk related to its mortgage loans held for sale because they are generally short-term in nature, the portfolios are carried at the lower of cost or market and they are funded with short-term, variable rate debt. As a result, any change in interest rates would not materially impact the Company's consolidated pretax earnings. Likewise, the Company is not materially exposed to any additional risks related to the variable rate portfolio such as differences in interest rate indices used to re-price these assets and liabilities as a result of differences in timing or re-pricing characteristics.

         The Company issues long-term debt related to certain acquisitions. When Senior notes will be issued, the Company may choose to hedge its interest rate risk related to the anticipated issuance of fixed rate term debt by utilizing treasury rate guarantees. The risk is that interest rates might rise between the time the Company is anticipating to issue the debt and the bond issuance date. At April 30, 2001, there were no hedges outstanding related to long-term debt. The Company's long-term debt at April 30, 2001 consists primarily of fixed-rate Senior notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings.

         The Company's broker-dealers hold interest bearing receivables from customers, brokers, dealers and clearing organizations which consist primarily of amounts due on margin and cash transactions and are generally short-term in nature. The Company funds these short-term assets with short-term variable rate liabilities from customers, brokers and dealers. Although there may be differences in the timing of the re-pricing related to these assets and liabilities, the Company believes it is not significantly exposed to interest rate risk in this area. As a result, any change in interest rate would not materially impact the Company's consolidated pretax earnings.

         Foreign Exchange Rates. The operation of the Company's subsidiaries in international markets provides exposure to volatile movements in currency exchange rates. The currencies involved are the Canadian dollar, the Australian dollar and the British pound. International tax operations constituted approximately 1.6% of the Company's fiscal year 2001 consolidated pretax earnings, compared to 1.2% in fiscal 2000. As currency exchange rates change, translation of the financial results of International tax operations into U.S. dollars does not presently materially affect, and has not historically materially affected, the consolidated financial results of the Company, although such changes do affect the year-to-year comparability of the operating results of the international businesses.

         The Company does not hedge translation risks because (1) cash flows from international operations are generally reinvested locally and (2) the minimal exposure to material volatility to reported earnings does not justify the cost.

         The Company translates revenues and expenses related to its international operations at the average of exchange rates in effect during the period. The sensitivity analysis of fluctuation in foreign currency exchange rates compares the U.S. dollar variance in using the actual exchange rates and using rates that have been adversely adjusted by 10%. The Company estimates that a 10% change in foreign exchange rates by itself would impact reported pretax earnings from continuing operations by approximately $672,000. Such impact represents approximately 8.8% of the pretax earnings of International tax operations for fiscal year 2001 and approximately .14% of the Company's pretax earnings for such year. In fiscal 2000, a 10% change in exchange rates would have impacted fiscal 2000 pretax earnings by approximately $425,000 or 9% of International tax operations pretax earnings and .10% of the Company's pretax earnings.

TRADING

         The Company's trading portfolio is effected by changes in market rates/prices. The risk is the loss of earnings arising from adverse changes in the value of the trading portfolio. The Company's broker-dealer holds the trading portfolio at quoted market prices and such represents 1.1% of the Company's total assets. The market value of the Company's trading portfolio at April 30, 2001 was approximately $46.2 million. The impact of a 10% change in the market value of these investments would be approximately $4.6 million, or about 1.0% of consolidated pretax earnings. The Company manages its market price risk exposure in its equity-trading portfolio by taking positions only in those securities in which the broker-dealer makes a market and by minimizing its overnight positions to as close to zero as possible. With respect to its fixed-income securities, the Company manages its market price risk exposure by limiting concentration risk, maintaining minimum credit quality and limiting inventory to recent trading volumes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information called for by this item and listed at Item 14(a) 1 is contained in the Company's annual report to security holders for the fiscal year ended April 30, 2001, and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been no change in the registrant's accountants during the two most recent fiscal years or any subsequent interim time period.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information called for by this item with respect to directors of the Company and with respect to compliance with Section 16(a) of the Securities Exchange Act is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the
Company's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2001, and in Item 4a "Executive Officers of the Registrant" in this report, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information called for by this item is contained in the Company`s definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2001, in the sections entitled "Directors' Meetings, Compensation and Committees" and "Compensation of Executive Officers," and is incorporated herein by reference, except that information contained in the section entitled "Compensation of Executive Officers" under the subtitles "Performance Graph" and "Compensation Committee Report on Executive Compensation" is not incorporated herein by reference and is not to be deemed "filed" as part of this filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information called for by this item is contained in the Company`s definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2001, in the section titled "Election of Directors" and in the section titled "Information Regarding Security Holders," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by this item is contained in the Company`s definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2001, in the section titled "Election of Directors," and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a)      1.       Financial Statements

                         The following consolidated financial statements of H&R Block, Inc., and subsidiaries are incorporated by reference from the Company`s annual report to security holders for the fiscal year ended April 30, 2001:

                                                                           Page
                                                                           ----
                         Consolidated Statements of Earnings               34
                         Consolidated Balance Sheets                       35
                         Consolidated Statements of Cash Flows             36
                         Consolidated Statements of Stockholders' Equity   37
                         Notes to Consolidated Financial Statements        38
                         Quarterly Financial Data                          54
                         Report of Independent Accountants                 63

                  2.     Financial Statement Schedules

                         Report of PricewaterhouseCoopers LLP, Certified Public Accountants on Financial Statement Schedule for H&R Block, Inc.

                         Schedule II - Valuation and Qualifying Accounts

                         Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the financial statements or notes thereto.

                  3.     Exhibits

                  3.1 Restated Articles of Incorporation of H&R Block, Inc., as amended, filed as Exhibit 3(b) to the Company`s quarterly report on Form 10-Q for the quarter ended October 31, 1996, are incorporated herein by reference.

                  3.2 Amended and Restated Bylaws of H&R Block, Inc., as amended, filed as Exhibit 3.1 to the Company`s quarterly report on Form 10-Q for the quarter ended October 31, 1999, are incorporated herein by reference.

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

                  10.2 The H&R Block Deferred Compensation Plan for Directors, as amended through March 9, 1994, filed as Exhibit 10.2 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2000, is incorporated by reference.

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

                  10.8 Amendment No. 7 to H&R Block Deferred Compensation Plan for Directors, filed as Exhibit 10.2 to the Company's quarterly report on

                         Form 10-Q for the quarter ended
                         January 31, 2001, is incorporated by reference.

                  10.9 The H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, filed as Exhibit
                         10.1 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1999, is incorporated herein by reference.

                  10.10 Amendment No. 1 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, filed as
                         Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1999, is incorporated herein by reference.

                  10.11 Amendment No. 2 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, filed as
                         Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1999, is incorporated herein by reference.

                  10.12 Amendment No. 3 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, filed as
                         Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1999, is incorporated herein by reference.

                  10.13 Amendment No. 4 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, filed as
                         Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2000, is incorporated herein by reference.

                  10.14 Amendment No. 5 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, filed as
                         Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2000, is incorporated herein by reference.

                  10.15  The H&R Block Short-Term Incentive Plan, filed as
                         Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2000, is incorporated herein by reference.

                  10.16 The Company's 1989 Stock Option Plan for Outside Directors, as amended, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1998, is incorporated herein by reference.

                  10.17 The H&R Block Stock Plan for Non-Employee Directors, filed as Exhibit 10(e) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1997, is incorporated herein by reference.

                  10.18 The H&R Block, Inc. 2000 Employee Stock Purchase Plan, filed as Appendix B to the Company's Schedule 14a on July 30, 2000, is incorporated herein by reference.

                  10.19 The H&R Block, Inc. Executive Survivor Plan (as Amended and Restated) filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2000, is incorporated herein by reference.

                  10.20 Employment Agreement dated October 11, 1996, between the Company and Frank L. Salizzoni, filed as Exhibit 10(b) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1996, is incorporated herein by reference.

                  10.21 Employment Agreement dated July 16, 1998, between the Company and Mark A. Ernst, filed as Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1998, is incorporated herein by reference.

                  10.22 Amendment to Employment Agreement dated June 30, 2000, between HRB Management, Inc. and Mark A. Ernst, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2000, is incorporated herein by reference.

                  10.23 Employment Agreement dated January 20, 1998, between H&R Block Tax Services, Inc, and Thomas L. Zimmerman, filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2000, is incorporated herein by reference.

                  10.24 Employment Agreement dated September 7, 1999, between HRB Management, Inc. and Jeffery Yabuki, filed as
                         Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2000, is incorporated herein by reference.

                  10.25 Employment Agreement dated January 26, 2000, between HRB Management, Inc. and Frank J. Cotroneo, filed as
                         Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2000, is incorporated herein by reference.

                  10.26 Senior Managing Director Agreement dated August 2, 1999, between RSM McGladrey, Inc. and Thomas G. Rotherham, filed as Exhibit 10.23 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2001, is incorporated herein by reference.

                  12 Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2001.

                  13 That portion of the annual report to security holders for the fiscal year ended April 30, 2001 which is expressly incorporated by reference in this filing. Portions of such annual report to security holders not expressly incorporated by this reference in this filing are not deemed "filed" with the Commission.

                  21     Subsidiaries of the Company.

                  23 Consent of PricewaterhouseCoopers LLP, Certified Public Accountants.

       (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of the year ended April 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        H&R BLOCK, INC.


         June 20, 2001                  By /s/ Mark A. Ernst
                                           -------------------------------------
                                           Mark A. Ernst
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    Signature                                           Title

/s/ Mark A. Ernst                      President, Chief Executive Officer and
-------------------------------        Director (principal executive officer)
Mark A. Ernst

/s/ G. Kenneth Baum                    Director
-------------------------------
G. Kenneth Baum

/s/ Thomas M. Bloch                    Director
-------------------------------
Thomas M. Bloch

                                       Director
-------------------------------
Robert E. Davis

/s/ Donna R. Ecton                     Director
-------------------------------
Donna R. Ecton

/s/ Henry F. Frigon                    Director
-------------------------------
Henry F. Frigon

/s/ Roger W. Hale                      Director
-------------------------------
Roger W. Hale

/s/ Frank L. Salizzoni                 Director
-------------------------------
Frank L. Salizzoni

/s/ Louis W. Smith                     Director
-------------------------------
Louis W. Smith

/s/ Rayford Wilkins, Jr.               Director
-------------------------------
Rayford Wilkins, Jr.

                      (Signed as to each on June 20, 2001)

/s/ Frank J. Cotroneo                  Senior Vice President and Chief Financial
-------------------------------        Officer (principal financial officer)
Frank J. Cotroneo


/s/ Cheryl L. Givens                   Vice President and Corporate Controller
-------------------------------        (principal accounting officer)
Cheryl L. Givens

                      (Signed as to each on June 20, 2001)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
H&R Block, Inc.:


Our audits of the consolidated financial statements referred to in our report dated June 19, 2001 appearing in the 2001 Annual Report to Shareholders of H&R Block, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Kansas City, Missouri
June 19, 2001

                                 H&R BLOCK, INC.
                                AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED APRIL 30, 2001, 2000 AND 1999


                                                             Additions
                                                  ---------------------------------
                                   Balance           Charged to                                                  Balance
                                  Beginning          Costs and           Charged                                 At End
       Description                Of Period           Expenses           To Other         Deductions            Of Period
--------------------------    ----------------    ---------------     -------------    ----------------    ------------------
Allowance for
Doubtful Accounts -
deducted from
accounts receivable in
the balance sheet

          2001                    $50,361,000        $84,422,000           --              $85,966,000           $48,817,000
                              ================    ===============     =============    ================    ==================
          2000                    $61,872,000        $51,719,000           --              $63,230,000           $50,361,000
                              ================    ===============     =============    ===============     ==================
          1999                    $45,314,000        $71,662,000           --              $55,104,000           $61,872,000
                              ================    ===============     =============    ================    ==================