Form 10-Q
period 2001-07-31
H&R BLOCK INC
filed 2001-09-14
CIK 12659

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

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

Yes    X          No
    -----------      ---------

The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on August 31, 2001 was 183,467,970 shares.

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
PART I      Financial Information

            Consolidated Balance Sheets

               July 31, 2001 and April 30, 2001 .......................................................    1

            Consolidated Statements of Operations
               Three Months Ended July 31, 2001 and 2000 ..............................................    2

            Consolidated Statements of Cash Flows
               Three Months Ended July 31, 2001 and 2000 ..............................................    3

            Notes to Consolidated Financial Statements ................................................    4

            Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................................................   13

            Quantitative and Qualitative Disclosures about Market Risk.................................   24

PART II     Other Information..........................................................................   25

SIGNATURES.............................................................................................   26

                                 H&R BLOCK, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                                                              JULY 31,       APRIL 30,
                                                                                2001           2001
                                                                                ----           ----
                              ASSETS                                         (UNAUDITED)     (AUDITED)

CURRENT ASSETS
    Cash and cash equivalents                                                $   251,850    $   271,813
    Marketable securities - available-for-sale                                     1,500          8,266
    Marketable securities - trading                                              176,352         46,158
    Receivables from customers, brokers, dealers and clearing organizations,
       less allowance for doubtful accounts of $1,735 and $1,692               1,262,193      1,310,804
    Receivables, less allowance for doubtful accounts of $42,877
       and $47,125                                                               277,977        373,223
    Prepaid expenses and other current assets                                    244,466        260,942
                                                                             -----------    -----------
       TOTAL CURRENT ASSETS                                                    2,214,338      2,271,206

INVESTMENTS AND OTHER ASSETS
    Investments in available-for-sale marketable securities                      250,252        270,159
    Intangible assets                                                            391,806        402,209
    Goodwill                                                                     651,527        649,617
    Other                                                                        248,315        239,586
                                                                             -----------    -----------
                                                                               1,541,900      1,561,571
PROPERTY AND EQUIPMENT, at cost less accumulated
    depreciation and amortization                                                278,601        288,847
                                                                             -----------    -----------
                                                                             $ 4,034,839    $ 4,121,624
                                                                             ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                            $   373,335    $        --
    Accounts payable to customers, brokers and dealers                         1,007,318      1,058,000
    Accounts payable, accrued expenses and deposits                              248,693        361,210
    Accrued salaries, wages and payroll taxes                                     98,872        221,830
    Accrued taxes on earnings                                                    215,929        295,599
    Current portion of long-term debt                                             52,428         51,763
                                                                             -----------    -----------
       TOTAL CURRENT LIABILITIES                                               1,996,575      1,988,402

LONG-TERM DEBT                                                                   870,549        870,974
OTHER NONCURRENT LIABILITIES                                                      93,973         88,507

STOCKHOLDERS' EQUITY
    Common stock, no par, stated value $.01 per share                              2,179          2,179
    Additional paid-in capital                                                   416,622        419,957
    Retained earnings                                                          1,390,578      1,449,022
    Accumulated other comprehensive income (loss)                                (43,654)       (42,767)
                                                                             -----------    -----------
                                                                               1,765,725      1,828,391
    Less cost of 34,791,128 and 34,336,910 shares of common stock
       in treasury                                                               691,983        654,650
                                                                             -----------    -----------
                                                                               1,073,742      1,173,741
                                                                             -----------    -----------
                                                                             $ 4,034,839    $ 4,121,624
                                                                             ===========    ===========



                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS


                                            THREE MONTHS ENDED
                                            ------------------
                                                 JULY 31,
                                                 --------
                                            2001         2000
                                            ----         ----
REVENUES
     Service revenues                     $ 205,568    $ 243,779
     Product revenues                       112,856       51,200
     Royalties                                1,557        1,316
     Other                                    4,144        7,815
                                          ---------    ---------
                                            324,125      304,110
                                          ---------    ---------
OPERATING EXPENSES
     Employee compensation and benefits     176,029      146,540
     Occupancy and equipment                 59,679       60,224
     Interest                                29,805       63,198
     Depreciation and amortization           34,599       47,457
     Marketing and advertising                6,992        9,774
     Supplies, freight and postage            6,573        7,579
     Bad debt                                10,836        5,521
     Other                                   52,631       56,511
                                          ---------    ---------
                                            377,144      396,804
                                          ---------    ---------

Operating loss                              (53,019)     (92,694)

OTHER INCOME
     Investment income, net                   1,118        2,719
     Other, net                                 163          (18)
                                          ---------    ---------
                                              1,281        2,701
                                          ---------    ---------

Loss before income tax benefit              (51,738)     (89,993)

Income tax benefit                          (20,954)     (38,247)
                                          ---------    ---------

Net loss                                  $ (30,784)   $ (51,746)
                                          =========    =========

Weighted average number of common
     shares outstanding                     183,859      186,522
                                          =========    =========

Basic and diluted net loss per share      $    (.17)   $    (.28)
                                          =========    =========

Dividends per share                       $     .15    $    .138
                                          =========    =========



                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         UNAUDITED, AMOUNTS IN THOUSANDS

                                                                        THREE MONTHS ENDED
                                                                        ------------------
                                                                            JULY 31,
                                                                            --------
                                                                        2001          2000
                                                                        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $   (30,784)   $   (51,746)
    Adjustments to reconcile net loss to net cash
          used in operating activities:
       Depreciation and amortization                                     34,599         47,457
       Provision for bad debt                                            10,836          5,521
       Accretion of acquisition liabilities                               3,585          3,234
       Changes in:
          Receivables from customers, brokers, dealers and
             clearing organizations                                      48,535        118,843
          Receivables                                                   (48,808)        32,989
          Marketable securities - trading                                 3,635          1,044
          Prepaid expenses and other current assets                      16,476        (50,663)
          Accounts payable to customers, brokers and dealers            (50,682)      (171,405)
          Accounts payable, accrued expenses and deposits              (112,517)       (29,145)
          Accrued salaries, wages and payroll taxes                    (122,958)      (106,423)
          Accrued taxes on earnings                                     (79,670)       (90,297)
          Other, net                                                     (2,045)        (3,043)
                                                                    -----------    -----------
    NET CASH USED IN OPERATING ACTIVITIES                              (329,798)      (293,634)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of available-for-sale securities                             (607)          (536)
    Maturities of available-for-sale securities                          23,686          5,602
    Purchases of property and equipment                                 (13,776)       (11,536)
    Payments made for business acquisitions, net of cash acquired        (2,084)        (1,036)
    Other, net                                                             (731)        25,295
                                                                    -----------    -----------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                             6,488         17,789
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of notes payable                                      (1,136,895)    (4,536,830)
    Proceeds from issuance of notes payable                           1,510,230      4,893,109
    Payments on acquisition debt                                         (1,769)        (2,628)
    Dividends paid                                                      (27,660)       (26,305)
    Payments to acquire treasury shares                                 (67,583)      (213,107)
    Proceeds from stock options exercised                                26,915            231
    Other, net                                                              109          1,192
                                                                    -----------    -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                           303,347        115,662
                                                                    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (19,963)      (160,183)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                    271,813        379,901
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                      $   251,850    $   219,718
                                                                    ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Income taxes paid                                               $    68,776    $    51,737
    Interest paid                                                        19,844         50,897





                 See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited, dollars in thousands, except share data

1. The Consolidated Balance Sheet as of July 31, 2001, the Consolidated Statements of Operations for the three months ended July 31, 2001 and 2000, and the Consolidated Statements of Cash Flows for the three months ended July 31, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2001 and for all periods presented have been made.

     Reclassifications have been made to prior periods to conform with the current period presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2001 Annual Report to Shareholders.

     Operating revenues of U.S. tax operations and Business services are seasonal in nature with peak revenues occurring in the months of January through April. Thus, the three-month results are not indicative of results to be expected for the year.

2.   Receivables consist of the following:

                                                         July 31,          April 30,
                                                         --------          ---------
                                                           2001              2001
                                                           ----              ----
                                                        (Unaudited)        (Audited)
     Business services accounts receivable           $      164,797    $       188,041
     Mortgage loans held for sale                            64,995             80,925
     Participation in refund anticipation loans              28,006             38,824
     Loans to franchisees                                    30,209             28,716
     Other                                                   32,847             83,842
                                                     --------------    ---------------
                                                            320,854            420,348
     Allowance for doubtful accounts                         42,877             47,125
                                                     --------------    ---------------
                                                     $      277,977    $       373,223
                                                     ==============    ===============

3. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

4. On June 20, 2001, the Company's Board of Directors declared a two-for-one stock split of its Common Stock in the form of a 100% stock distribution effective August 1, 2001, to shareholders of record as of the close of business on July 10, 2001. All share and per share amounts have been adjusted to reflect the retroactive effect of the stock split.

5. Basic net earnings (loss) per share is computed using the weighted average number of shares outstanding during each period. Diluted net earnings
     (loss) per share excludes the impact of shares issuable upon the exercise of common stock options of 24,642,800 shares for the three months ended July 31, 2001 and the conversion of 1,216 shares of preferred stock to common stock, as they are antidilutive. The weighted average shares outstanding for the three months ended July 31, 2001 decreased to 183,859,000 from 186,522,000 last year, due to the purchase of treasury shares by the Company. The effect of these repurchases was partially reduced by the issuance of treasury shares for stock option exercises.

6. During the three months ended July 31, 2001 and 2000, the Company issued 1,528,611 and 36,300 shares, respectively, pursuant to provisions for exercise of stock options under its stock option plans. During the three months ended July 31, 2001, the Company acquired 2,037,400 shares of its common stock at an aggregate cost of $67,583. During the three months ended July 31, 2000, the Company acquired 13,063,000 shares of its common stock at an aggregate cost of $213,107.

7. CompuServe Corporation (CompuServe), certain current and former officers and directors of CompuServe and the Company were named as defendants in six lawsuits in state and Federal courts in Columbus, Ohio. All suits alleged similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit brought by the Florida State Board of Administration also alleged certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits was unspecified, but included pleas for rescission and damages.

     In the class action pending in state court, the court issued, in November 2000, its order approving a settlement pursuant to which the defendants agreed to pay a gross settlement amount of $9,500. Payment of plaintiffs' attorneys' fees and expenses were to be paid out of the gross settlement fund. The gross settlement fund was paid in its entirety by the Company's insurance carrier. The agreement to settle and payment of the gross settlement fund are not admissions of the validity of any claim or any fact alleged by the plaintiffs and defendants continue to deny any wrongdoing and any liability.

     The Florida State Board of Administration opted out of the class action settlement and that litigation continues separately from the state court class action. The parties have reached a settlement that will dispose of the case in its entirety with no material adverse impact on the Company's consolidated financial position or results of operations.

8. The Company's comprehensive income is comprised of net earnings (loss), foreign currency translation adjustments and the change in the net unrealized gain or loss on marketable securities. The components of comprehensive income (loss) during the three months ended July 31, 2001 and 2000 were:

                                                                             Three months ended
                                                                             ------------------
                                                                                  July 31,
                                                                                  --------
                                                                            2001            2000
                                                                            ----            ----
     Net earnings (loss)                                                $    (30,784)  $     (51,746)
     Change in net unrealized gain (loss) on mkt. securities                  (1,711)          4,057
     Change in foreign currency translation adjustments                          824          (1,158)
                                                                        ------------   -------------
     Comprehensive income (loss)                                        $    (31,671)  $     (48,847)
                                                                        ============   =============

9. In May 2001, the Company elected early adoption of Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" (SFAS 141 and 142). SFAS 141 addresses financial accounting and reporting for business combinations and replaces APB Opinion No. 16, "Business Combinations" (APB 16). SFAS 141 no longer allows the pooling of interests method of accounting for acquisitions, provides new recognition criteria for intangible assets and carries forward without reconsideration the guidance in APB 16 related to the application of the purchase method of accounting. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and replaces APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses how intangible assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. The new standards provide specific guidance on measuring goodwill for impairment annually using a two-step process.

     As of May 1, 2001, the Company has identified those intangible assets that remain separable under the provisions of SFAS 141 and those that are to be included in goodwill. In applying SFAS 142, the Company has re-evaluated the useful lives of these separable intangible assets. The weighted average life of the remaining amortized intangible assets is 10 years. In the year of adoption, SFAS 142 requires the first step of the goodwill impairment test to be completed within the first six months and the final step to be completed within twelve months of adoption. The Company has not completed the first step of the goodwill impairment test, but will perform the test during the second quarter of fiscal year 2002.

     Had the provisions of SFAS 141 and 142 been applied for the three months ended July 31, 2000, the Company's net loss and net loss per share would have been as follows:

                                                                              Three months ended
                                                                              ------------------
                                                                                 July 31, 2000
                                                                                 -------------
                                                                            Net loss     Per share
                                                                            --------     ---------
     Net loss:
          As reported                                                   $    (51,746)  $        (.28)
          Add:  Goodwill amortization                                          7,160             .04
                Assembled workforce amortization                               3,616             .02
                Management infrastructure amortization                           225              --
                Trade name amortization                                          431              --
                                                                        ------------   -------------
     Pro forma net loss                                                 $    (40,314)  $        (.22)
                                                                        ============   =============

     Intangible assets consist of the following:


                                                          July 31, 2001                          April 30, 2001
                                                          -------------                          --------------
                                                      Gross                                  Gross
                                                      -----                                  -----
                                                     Carrying       Accumulated             Carrying         Accumulated
                                                     --------       -----------             --------         -----------
                                                      Amount       Amortization              Amount         Amortization
                                                      ------       ------------              ------         ------------

         Amortized intangible assets:
           Customer relationships                   $ 397,049       $   (71,148)          $  397,049         $   (61,036)
           Noncompete agreements                       17,269            (2,133)              17,269              (1,842)
         Unamortized intangible assets:
           Trade names                                 55,637            (4,868)              55,637              (4,868)
                                                    ---------       -----------           ----------         -----------
         Total intangible assets                    $ 469,955       $   (78,149)          $  469,955         $   (67,746)
                                                    =========       ===========           ==========         ===========

     Changes in the carrying amount of goodwill for the three months ended July 31, 2001, are as follows by segment:

                                                    April 30,                                                 July 31,
                                                    ---------                                                 --------
                                                      2001         Acquisitions              Other              2001
                                                      ----         ------------              -----              ----
         U.S. tax operations                        $ 126,829       $     1,015           $       --         $   127,844
         International tax operations                   5,755                --                  192               5,947
         Mortgage operations                          152,467                --                   --             152,467
         Investment services                          172,592                --                  (56)            172,536
         Business services                            191,974               759                   --             192,733
                                                    ---------       -----------           ----------         -----------
                                                    $ 649,617       $     1,774           $      136         $   651,527
                                                    =========       ===========           ==========         ===========

     Adjustments made to International tax operations are due to changes in foreign currency translation rates.

     Amortization of intangible assets for the three months ended July 31, 2001 was $10,403. Estimated amortization of intangible assets for fiscal years 2002, 2003, 2004, 2005 and 2006 is $40,552, $39,911, $39,911, $39,832 and
     $38,409, respectively.

10. Included in Investments in available-for-sale marketable securities and Marketable securities-trading on the consolidated balance sheet are residual interests in securitizations (residuals) of real estate mortgage investment conduits (REMICs). The fair value of the residuals at July 31, 2001 and April 30, 2001 were $367,812 and $238,600, respectively. The Company received servicing fees of $39 and cash flows from interest-only strips of $546 from the securitization trusts during the three months ended July 31, 2001.

     Mortgage servicing rights (MSRs) are included in other assets on the consolidated balance sheet. The fair value of MSRs at July 31, 2001 and April 30, 2001 were $68,863 and $61,796, respectively. Additions to and amortization of MSRs for the three months ended July 31, 2001 were $13,125 and $6,058, respectively.

     The key assumptions the Company utilizes to estimate the cash flows of the residual interests and MSRs are as follows:

                    Estimated annual prepayments                 23%  to  90%
                    Estimated annual credit losses              .75%  to 3.5%
                    Discount rate - residual interests           12%  to  20%
                    Discount rate - MSRs                                12.8%

     At July 31, 2001, the sensitivity of the current fair value of the residuals and MSRs to 10% and 20% adverse changes in the above key assumptions are as follows:

                                                     Residential Mortgage Loans
                                                     --------------------------
                                                        Cross-                           Servicing
                                                    Collateralized        NIMs             Asset
                                                    --------------        ----             -----
          Carrying amount/fair value of residuals    $ 203,481         $ 164,331         $  68,863
          Weighted average life (in years)                 2.8               3.2               2.5
          Annual prepayments:
              Adverse 10% - $ impact on fair value   $  (7,434)        $ (21,776)        $  (7,695)
              Adverse 20% - $ impact on fair value      (7,492)          (34,269)          (16,882)
          Annual credit losses:
              Adverse 10% - $ impact on fair value   $  (4,633)        $ (20,028)        Not applicable
              Adverse 20% - $ impact on fair value      (9,852)          (40,182)        Not applicable
          Discount rate:
              Adverse 10% - $ impact on fair value   $  (4,951)        $  (6,377)        $  (1,574)
              Adverse 20% - $ impact on fair value      (9,668)          (13,196)           (3,072)
          Variable interest rates:
              Adverse 10% - $ impact on fair value   $  (1,481)        $ (46,430)        $     (.1)
              Adverse 20% - $ impact on fair value      (2,772)          (91,681)              (.3)

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

11. In May 2001, the Company adopted Emerging Issues Task Force (EITF) Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 addresses how the holder of beneficial interests should recognize cash flows on the date of the transaction, how interest income is recognized over the life of the interests and when securities must be written down to fair value due to other than temporary impairments. The adoption of EITF 99-20 did not have a material impact on the consolidated financial statements.

12. Block Financial Corporation (BFC) is an indirect, wholly owned subsidiary of the Company. BFC is the Issuer and the Company is the Guarantor of the Senior Notes issued on October 21, 1997 and April 13, 2000. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company's investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholder's equity and other intercompany balances and transactions.

     Condensed Consolidating Statements of Operations

                                                        Three months ended July 31, 2001
                                   ------------------------------------------------------------------------
                                   H&R Block, Inc       BFC         Other                      Consolidated
                                    (Guarantor)      (Issuer)    Subsidiaries      Elims        H&R Block
                                    -----------      --------    ------------      -----        ---------
     Total revenues                  $      --      $ 220,049    $  104,129      $     (53)    $  324,125
                                     ---------      ---------    ----------      ---------     ----------
     Expenses:
       Compensation & benefits              --         76,581        99,448             --        176,029
       Occupancy & equipment                --         14,677        45,002             --         59,679
       Interest                             --         28,827           978             --         29,805
       Depreciation & amortization          --         16,822        17,777             --         34,599
       Marketing & advertising              --          3,262         3,831           (101)         6,992
       Supplies, freight & postage          --          4,607         1,966             --          6,573
       Other                                --         41,616        21,904            (53)        63,467
                                     ---------      ---------    ----------      ---------     ----------
                                            --        186,392       190,906           (154)       377,144
     Operating earnings (loss)              --         33,657       (86,777)           101        (53,019)
     Other income, net                 (51,738)            --         1,281         51,738          1,281
                                     ---------      ---------    ----------      ---------     ----------
     Earnings (loss) before
         income taxes (benefit)        (51,738)        33,657       (85,496)        51,839        (51,738)
     Income taxes (benefit)            (20,954)        14,809       (35,804)        20,995        (20,954)
                                     ---------      ---------    ----------      ---------     ----------
     Net earnings (loss)             $ (30,784)     $  18,848    $  (49,692)     $  30,844     $  (30,784)
                                     =========      =========    ==========      =========     ==========



                                                        Three months ended July 31, 2000
                                   -------------------------------------------------------------------------
                                   H&R Block, Inc       BFC         Other                      Consolidated
                                    (Guarantor)      (Issuer)    Subsidiaries      Elims        H&R Block
                                    -----------      --------    ------------      -----        ---------
     Total revenues                  $      --      $ 212,327    $   91,762      $      21     $  304,110
                                     ---------      ---------    ----------      ---------     ----------
     Expenses:
       Compensation & benefits              --         69,594        76,946             --        146,540
       Occupancy & equipment                --         13,244        46,980             --         60,224
       Interest                             --         61,603         1,595             --         63,198
       Depreciation & amortization          --         22,006        25,451             --         47,457
       Marketing & advertising              --          5,825         4,093           (144)         9,774
       Supplies, freight & postage          --          4,241         3,338             --          7,579
       Other                                --         29,738        32,324            (30)        62,032
                                     ---------      ---------    ----------      ---------     ----------
                                            --        206,251       190,727           (174)       396,804
     Operating earnings (loss)              --          6,076       (98,965)           195        (92,694)
     Other income, net                 (89,993)           (22)        2,723         89,993          2,701
                                     ---------      ---------    ----------      ---------     ----------
     Earnings (loss) before
         income taxes (benefit)        (89,993)         6,054       (96,242)        90,188        (89,993)
     Income taxes (benefit)            (38,247)         7,018       (45,348)        38,330        (38,247)
                                     ---------      ---------    ----------      ---------     ----------
     Net earnings (loss)             $ (51,746)     $    (964)   $  (50,894)     $  51,858     $  (51,746)
                                     =========      =========    ==========      =========     ==========

Condensed Consolidating Balance Sheets

                                                                          July 31, 2001
                                   ------------------------------------------------------------------------------------------
                                   H&R Block, Inc          BFC                Other                              Consolidated
                                    (Guarantor)         (Issuer)          Subsidiaries           Elims             H&R Block
                                    -----------         --------          ------------           -----             ---------
     Cash & cash equivalents        $        --        $   168,239        $    83,611         $        --         $   251,850
     Receivables from customers,
       brokers and dealers                   --          1,262,193                 --                  --           1,262,193
     Receivables                             --            122,353            155,624                  --             277,977
     Intangible assets                       --            244,167            147,639                  --             391,806
     Goodwill                                --            322,199            329,328                  --             651,527
     Investments in subsidiaries      2,420,972                215                798          (2,420,972)              1,013
     Other assets                            --            829,450            369,904                (881)          1,198,473
                                    -----------        -----------        -----------         -----------         -----------
          Total assets              $ 2,420,972        $ 2,948,816        $ 1,086,904         $(2,421,853)        $ 4,034,839
                                    ===========        ===========        ===========         ===========         ===========

     Notes payable                  $        --        $   373,335        $        --         $        --         $   373,335
     Accts. payable to customers,
        brokers and dealers                  --          1,007,318                 --                  --           1,007,318
     Long-term debt                          --            746,413            124,136                  --             870,549
     Other liabilities                    4,763            153,101            542,438               9,593             709,895
     Net intercompany advances        1,342,467            377,715         (1,709,607)            (10,575)                 --
     Stockholders' equity             1,073,742            290,934          2,129,937          (2,420,871)          1,073,742
                                    -----------        -----------        -----------         -----------         -----------
          Total liabilities and
             stockholders' equity   $ 2,420,972        $ 2,948,816        $ 1,086,904         $(2,421,853)        $ 4,034,839
                                    ===========        ===========        ===========         ===========         ===========


                                                                         April 30, 2001
                                   ------------------------------------------------------------------------------------------
                                   H&R Block, Inc           BFC              Other                               Consolidated
                                    (Guarantor)          (Issuer)         Subsidiaries           Elims            H&R Block
                                    -----------          --------         ------------           -----            ---------
     Cash & cash equivalents        $        --        $   167,139        $   104,674         $        --         $   271,813
     Receivables from customers,
       brokers and dealers                   --          1,310,804                 --                  --           1,310,804
     Receivables                             --            172,409            200,814                  --             373,223
     Intangible assets                       --            251,492            150,717                  --             402,209
     Goodwill                                --            322,199            327,418                  --             649,617
     Investments in subsidiaries      2,452,643                215                262          (2,452,643)                477
     Other assets                            --            720,004            394,431                (954)          1,113,481
                                    -----------        -----------        -----------         -----------         -----------
          Total assets              $ 2,452,643        $ 2,944,262        $ 1,178,316         $(2,453,597)        $ 4,121,624
                                    ===========        ===========        ===========         ===========         ===========

     Notes payable                  $        --        $        --        $        --         $        --         $        --
     Accts. payable to customers,
        brokers and dealers                  --          1,058,000                 --                  --           1,058,000
     Long-term debt                          --            746,250            124,724                  --             870,974
     Other liabilities                    4,763            228,847            782,058               3,241           1,018,909
     Net intercompany advances        1,274,139            637,487         (1,907,206)             (4,420)                 --
     Stockholders' equity             1,173,741            273,678          2,178,740          (2,452,418)          1,173,741
                                    -----------        -----------        -----------         -----------         -----------
          Total liabilities and
             stockholders' equity   $ 2,452,643        $ 2,944,262        $ 1,178,316         $(2,453,597)        $ 4,121,624
                                    ===========        ===========        ===========         ===========         ===========

     Condensed Consolidating Statements of Cash Flows

                                                             Three months ended July 31, 2001
                                        --------------------------------------------------------------------------
                                        H&R Block, Inc       BFC           Other                      Consolidated
                                          (Guarantor)     (Issuer)     Subsidiaries        Elims        H&R Block
                                          -----------     --------     ------------        -----        ---------

     Net cash used in
       operating activities              $     7,670    $  (106,534)   $  (230,934)  $        --    $  (329,798)
                                         -----------    -----------    -----------   -----------    -----------
     Cash flows from investing:
      Purchase of AFS securities                  --             --           (607)           --           (607)
      Maturities of AFS securities                --          3,185         20,501            --         23,686
      Purchase property & equipment               --         (9,114)        (4,662)           --        (13,776)
      Payments for business acq                   --             --         (2,084)           --         (2,084)
      Net intercompany advances               60,658       (259,772)       199,114            --             --
      Other, net                                  --             --           (731)           --           (731)
                                         -----------    -----------    -----------   -----------    -----------
        Net cash provided by
          investing activities                60,658       (265,701)       211,531            --          6,488
                                         -----------    -----------    -----------   -----------    -----------
     Cash flows from financing:
      Repayments of notes payable                 --     (1,136,895)            --            --     (1,136,895)
      Proceeds from notes payable                 --      1,510,230             --            --      1,510,230
      Payments on acquisition debt                --             --         (1,769)           --         (1,769)
      Dividends paid                         (27,660)            --             --            --        (27,660)
      Pmts. to acquire treasury shares       (67,583)            --             --            --        (67,583)
      Proceeds from stock
         option exercises                     26,915             --             --            --         26,915
      Other, net                                  --             --            109            --            109
                                         -----------    -----------    -----------   -----------    -----------
         Net cash provided by
           financing activities              (68,328)       373,335         (1,660)           --        303,347
                                         -----------    -----------    -----------   -----------    -----------
     Net decrease in cash                         --          1,100        (21,063)           --        (19,963)
     Cash at beginning of the year                --        167,139        104,674            --        271,813
                                         -----------    -----------    -----------   -----------    -----------
     Cash at end of the year             $        --    $   168,239    $    83,611   $        --    $   251,850
                                         ===========    ===========    ===========   ===========    ===========


                                                            Three months ended July 31, 2000
                                     -------------------------------------------------------------------------------
                                        H&R Block, Inc       BFC           Other                      Consolidated
                                          (Guarantor)     (Issuer)     Subsidiaries        Elims        H&R Block
                                          -----------     --------     ------------        -----        ---------
     Net cash used in
       operating activities              $        38    $   (74,454)   $  (219,218)   $         --   $  (293,634)
                                         -----------    -----------    -----------    ------------   -----------
     Cash flows from investing:
      Purchase of AFS securities                  --             --           (536)             --          (536)
      Maturities of AFS securities                --          2,718          2,884              --         5,602
      Purchase property & equip                   --         (5,127)        (6,409)             --       (11,536)
      Pmts. for business acq                      --             --         (1,036)             --        (1,036)
      Net intercompany advances              239,143       (417,672)       178,529              --            --
      Other, net                                  --             --         25,295              --        25,295
                                         -----------    -----------    -----------    ------------   -----------
        Net cash provided by
          investing activities               239,143       (420,081)       198,727              --        17,789
                                         -----------    -----------    -----------    ------------   -----------
     Cash flows from financing:
      Repayments of notes payable                 --     (4,536,830)            --              --    (4,536,830)
      Proceeds from notes payable                 --      4,893,109             --              --     4,893,109
      Pmts. on acquisition debt                   --             --         (2,628)             --        (2,628)
      Dividends paid                         (26,305)            --             --              --       (26,305)
      Pmts. to acquire treasury shares      (213,107)            --             --              --      (213,107)
      Proceeds from stock
         option exercises                        231             --             --              --           231
      Other, net                                  --             --          1,192              --         1,192
                                         -----------    -----------    -----------    ------------   -----------
         Net cash provided by
           financing activities             (239,181)       356,279         (1,436)             --       115,662
                                         -----------    -----------    -----------    ------------   -----------
     Net decrease in cash                         --       (138,256)       (21,927)             --      (160,183)
     Cash at beginning of the year                --        256,823        123,078              --       379,901
                                         -----------    -----------    -----------    ------------   -----------
     Cash at end of the year             $        --    $   118,567    $   101,151    $         --   $   219,718
                                         ===========    ===========    ===========    ============   ===========

13. On May 1, 2001, the Company adopted a new methodology for allocation of corporate services and support costs to business units. The change was made in an effort to more accurately reflect each business segment's performance. Prior year results have been restated based on this allocation methodology. Information concerning the Company's operations by reportable operating segments for the three months ended July 31, 2001 and 2000 is as follows:

                                               Three months ended
                                               ------------------
                                                     July 31,
                                                     --------
                                                2001        2000
                                                ----        ----
     Revenues:
         U.S. tax operations                 $  19,979    $  11,350
         International tax operations            4,832        4,899
         Mortgage operations                   148,325       80,600
         Investment services                    68,925      130,667
         Business services                      79,982       76,097
         Unallocated corporate                   2,082          497
                                             ---------    ---------
                                             $ 324,125    $ 304,110
                                             =========    =========

     Earnings (loss) from:
         U.S. tax operations                 $ (81,168)   $ (85,562)
         International tax operations           (5,653)      (6,355)
         Mortgage operations                    66,779       21,530
         Investment services                    (6,098)      11,683
         Business services                      (2,171)      (3,234)
         Unallocated corporate                  (5,439)      (4,541)
         Interest expense-acquisition debt     (21,398)     (27,288)
                                             ---------    ---------
                                               (55,148)     (93,767)
         Investment income, net                  1,118        2,719
         Intercompany interest                   2,292        1,055
                                             ---------    ---------
     Loss before income tax benefit          $ (51,738)   $ (89,993)
                                             =========    =========

Intercompany interest represents net interest expense charged to financial related businesses for corporate cash that was borrowed to fund their operating activities and net unallocated interest expense attributable to commitment fees on the unused portion of the Company's credit facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

--------------------------------------------------------------------------------
GENERAL
--------------------------------------------------------------------------------

OVERVIEW OF REPORTABLE OPERATING SEGMENTS

The principal business activity of the Company's operating subsidiaries is providing tax and financial services to the general public. The Company operates in the following reportable segments:

     U.S. tax operations: This segment primarily consists of the Company's traditional tax business - which served 16.9 million taxpayers in fiscal year 2001, more than any other company. This segment is primarily engaged in providing tax return preparation, filing, and related services in the United States. Tax-related service revenues include fees from company-owned tax offices and royalties from franchised offices. This segment also participates in the refund anticipation loan (RALs) products offered by a third-party lending institution to tax clients. This segment includes the Company's tax preparation software -

       Kiplinger TaxCut(R) from H&R Block, other personal productivity software, online tax preparation through a tax preparer (whereby the client fills out an online tax organizer and sends it to a tax preparer for preparation), online do-it-yourself tax preparation, online professional tax review and online tax advice through the hrblock.com website. Revenues from this segment are seasonal.

       International tax operations: This segment is primarily engaged in providing local tax return preparation, filing and related services in Canada, Australia and the United Kingdom. In addition, there are franchise offices in 9 countries that prepare U.S. tax returns for U.S. citizens living abroad. This segment served 2.3 million taxpayers in fiscal 2001. Tax-related service revenues include fees from company-owned tax offices and royalties from franchised offices. Revenues from this segment are seasonal.

       Mortgage operations: This segment is primarily engaged in the origination, servicing, and sale of nonconforming and conforming mortgage loans. This segment mainly offers, through a network of mortgage brokers, a flexible product line to borrowers who are creditworthy but do not meet traditional underwriting criteria. Conforming mortgage loan products, as well as the same flexible product line available through brokers, are offered through some H&R Block Financial Advisors branch offices and H&R Block Mortgage Corporation retail offices.

       Investment services: This segment is primarily engaged in offering investment advice through H&R Block Financial Advisors, Inc., a full-service securities broker. Financial planning and investment advice are offered through H&R Block Financial Advisors branch offices and tax offices, and stocks, bonds, mutual funds and other products and securities are offered through a nationwide network of registered representatives, at the same locations.

       Business services: This segment is primarily engaged in providing accounting, tax and consulting services to business clients and tax, estate planning, financial planning, wealth management and insurance services to individuals. Revenues from this segment are seasonal.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

THREE MONTHS ENDED JULY 31, 2001 COMPARED TO
THREE MONTHS ENDED JULY 31, 2000

The analysis that follows should be read in conjunction with the tables below and the Consolidated Statements of Operations found on page 2. All amounts in the following tables are in thousands.

On May 1, 2001, the Company adopted a new methodology for allocation of corporate services and support costs to business units. The change was made in an effort to more accurately reflect each business segment's performance. Prior year results have been restated based on this allocation methodology.

Consolidated H&R Block, Inc.
--------------------------------------------------------------------------------

                        Three months ended              Variance
                        ------------------              --------
                             July 31,             Better/(worse) than
                             --------             -------------------
                        2001           2000           $           %
                        ----           ----           -           -
     Revenues      $     324,125    $ 304,110    $  20,015       6.6%
                   -------------    ---------    ---------

     Pretax loss         (51,738)     (89,993)      38,255      42.5%
     Net loss      $     (30,784)   $ (51,746)   $  20,962      40.5%
                   =============    =========    =========

--------------------------------------------------------------------------------

Consolidated revenues for the three months ended July 31, 2001 increased 6.6% primarily due to the Mortgage operations segment, which increased revenues by $67.7 million, or 84.0%, over the prior year. The U.S. tax operations segment also contributed to the increase in revenues. These increases were partially offset by the decline in revenues from Investment services.

The Company reported a pretax loss of $51.7 million for the first quarter of fiscal 2002 compared to a loss of $90.0 million in the prior year. The improvement over the prior year is primarily due to the Mortgage operations segment that reported earnings of $66.8 million, a $45.2 million improvement over last year.

The Company's performance as measured by earnings before interest (including interest expense on acquisition debt, investment income and interest allocated to operating business units), taxes, depreciation and amortization (EBITDA) improved 104.5% to a positive $0.8 million compared to a negative $19.0 million in the prior year's first quarter. EBITDA is utilized by management to evaluate the performance of its operating segments because many of the segments reflect substantial amortization of certain acquired intangible assets and goodwill resulting from recent acquisitions. Management believes EBITDA is a good measure of cash flow generation because the Company's operations have not historically been capital intensive, and it also removes the effects of purchase accounting. The calculation of EBITDA may not be comparable to the calculation of EBITDA by other companies.

In addition, the Company continues to measure its performance based on the calculation of earnings excluding the after-tax impact of amortization of certain acquired intangible assets. The net loss, excluding the after-tax impact of this expense, was $21.4 million, or $.12 per share in the first quarter, compared to $31.1 million, or $.17 per share in last year's first quarter.

The net loss was $30.8 million, or $.17 per share compared to a loss of $51.7 million, or $.28 per share in the first quarter of fiscal 2001. The three months ended July 31, 2001 reflect the adoption of SFAS 141 and 142 effective May 1, 2001 related to business combinations, goodwill and other intangible assets, which eliminates goodwill and certain other intangible asset amortization. Of the improvement over the prior year's first quarter, $11.4 million, or $.06 per share, relates to the adoption of SFAS 141 and 142.

The effective income tax rate decreased from 42.5% last year to 40.5% this year. The decrease in the effective tax rate is primarily due to the reduction in non-deductible goodwill and other intangible asset amortization related to the adoption of SFAS 141 and 142 in the first quarter of fiscal year 2002.

An analysis of operations by reportable operating segments follows.


U.S. Tax Operations
----------------------------------------------------------------------------------

                                         Three months ended          Variance
                                         ------------------          --------
                                              July 31,         Better/(worse) than
                                              --------         -------------------
                                          2001       2000         $           %
                                          ----       ----         -           -
     Tax preparation and related fees   $  11,348   $   7,980  $   3,368     42.2%
     Royalties                              1,096         753        343     45.6%
     RAL participation fees                   282         195         87     44.6%
     Software sales                           773          60        713       --
     Other                                  6,480       2,362      4,118    174.3%
                                        ---------   ---------  ---------
         Total revenues                    19,979      11,350      8,629     76.0%
                                        =========   =========  =========

     Compensation & benefits               23,069      21,642     (1,427)    -6.6%
     Occupancy & equipment                 33,126      31,300     (1,826)    -5.8%
     Depreciation & amortization            7,304      11,698      4,394     37.6%
     Cost of software sales                   319         346         27      7.8%
     Bad debt expense                         881          75       (806)      --
     Supplies, freight & postage            1,536         676       (860)  -127.2%
     Other                                  8,947       7,930     (1,017)   -12.8%
     Allocated corporate & shared costs    25,965      23,245     (2,720)   -11.7%
                                        ---------   ---------  ---------
         Total expenses                   101,147      96,912     (4,235)    -4.4%
                                        ---------   ---------  ---------
     Pretax loss                        $ (81,168)  $ (85,562) $   4,394      5.1%
                                        =========   =========  =========
----------------------------------------------------------------------------------

Revenues increased 76.0% to $20.0 million for the three months ended July 31, 2001 compared to the same period last year. Tax preparation and related fees increased 42.2% to $11.3 million for the three months ended July 31, 2001 compared to the prior year. This increase is primarily attributable to an 8% increase in company-owned returns prepared and a 27% increase in the average fee on those returns. Company-owned tax returns prepared through July of 89,600 compares to 83,000 last year. The average fee per client served earned this year of $144.49 compares to $113.62 earned last year. Franchise offices experienced a similar increase in tax preparation and related fees, leading to a 45.6% increase in royalties during the three months ended July 31, 2001. The overall increase in tax returns prepared is partially attributed to the federal income tax rebate program this summer where taxpayers are required to file their 2000 tax returns with the IRS in order to be eligible for the rebate. The increase in the average fee per client served is partially attributed to an increase in the number of more complex income tax returns prepared this year.

Other revenue of $6.5 million through July 31, 2001 was $4.1 million better than last year primarily due to higher revenues from the Company's Peace of Mind program.

Total expenses of $101.1 million through July increased $4.2 million or 4.4% compared to last year. This increase in expenses is attributable to higher tax preparation wages to support the related increase in revenues, a normal inflationary impact on occupancy and equipment expenses and higher allocated corporate services and shared costs primarily due to investments in technology. Depreciation and amortization expense benefited from the early adoption of SFAS 141 and 142, resulting in lower amortization of goodwill when compared to the prior year by $2.8 million. Additionally, depreciation expense decreased by $1.5 million this year due to certain assets becoming fully depreciated at the end of the prior fiscal year.

The pretax loss of $81.2 million was $4.4 million or 5.1% better than the same period a year ago. EBITDA increased $0.9 million to a negative $69.2 million in the first quarter of fiscal year 2002.

Due to the nature of this segment's business, first quarter results are not indicative of the expected results for the entire fiscal year.

International Tax Operations
--------------------------------------------------------------------------------

                                    Three months ended         Variance
                                    ------------------         --------
                                         July 31,        Better/(worse) than
                                         --------        -------------------
                                      2001      2000         $         %
                                      ----      ----         -         -
Canada                              $ 3,257    $ 3,295    $   (38)   -1.2%
Australia                               543        595        (52)   -8.7%
United Kingdom                          632        638         (6)   -0.9%
Overseas franchises                     400        371         29     7.8%
                                    -------    -------    -------
    Total revenues                    4,832      4,899        (67)   -1.4%
                                    =======    =======    =======

Canada                               (3,446)    (4,502)     1,056    23.5%
Australia                            (1,650)    (1,439)      (211)  -14.7%
United Kingdom                         (179)      (172)        (7)   -4.1%
Overseas franchises                     181        190         (9)   -4.7%
Allocated corporate & shared costs     (559)      (432)      (127)  -29.4%
                                    -------    -------    -------
Pretax loss                         $(5,653)   $(6,355)   $   702    11.1%
                                    =======    =======    =======

--------------------------------------------------------------------------------


International revenues decreased by 1.4% to $4.8 million from $4.9 million last year. The decrease was driven by unfavorable changes in currency exchange rates in Canada and Australia.

The pretax loss improved 11.1% to $5.7 million from a loss of $6.4 million last year.

The improved performance in Canada is primarily attributed to better business management and cost control mainly related to bad debts and facilities costs.

The Australian results were negatively affected by unfavorable changes in currency exchange and additional expenses due to the opening of thirteen new offices in anticipation of the Australian tax season that began in July.

The United Kingdom pretax loss increased by 4.1% primarily driven by unfavorable changes in currency exchange and severance costs incurred as unprofitable offices are being closed.

The overseas franchise pretax profit decreased by 4.7% primarily driven by additional labor and training costs due to increases in return volume.

International tax operations' EBITDA improved 5.8% to a negative $4.9 million.

Mortgage Operations

------------------------------------------------------------------------------------------

                                          Three months ended          Variance
                                          ------------------          --------
                                               July 31,         Better/(worse) than
                                               --------         -------------------
                                            2001       2000         $           %
                                            ----       ----         -           -
Interest income                           $ 19,194   $  8,642   $ 10,552      122.1%
Loan servicing income                       32,473     22,936      9,537       41.6%
Gain on sale of mortgage loans              96,234     48,847     47,387       97.0%
Other                                          424        175        249      142.3%
                                          --------   --------   --------
    Total revenues                         148,325     80,600     67,725       84.0%
                                          ========   ========   ========

Compensation & benefits                     41,772     26,313    (15,459)     -58.8%
Variable servicing & processing             11,520      7,908     (3,612)     -45.7%
Occupancy & equipment                        6,037      5,409       (628)     -11.6%
Interest expense                             1,795      3,373      1,578       46.8%
Bad debt expense                             6,616      2,643     (3,973)    -150.3%
Amortization of acquisition intangibles         --      3,394      3,394      100.0%
Other                                       13,526      9,733     (3,793)     -39.0%
Allocated corporate & shared costs             280        297         17        5.7%
                                          --------   --------   --------
    Total expenses                          81,546     59,070    (22,476)     -38.1%
                                          --------   --------   --------
Pretax earnings                           $ 66,779   $ 21,530   $ 45,249      210.2%
                                          ========   ========   ========

----------------------------------------------------------------------------------------

Revenues increased 84.0% in the first quarter of fiscal 2002 over the prior year. The increase is primarily due to an increase in production volume, a favorable secondary market environment and a larger servicing portfolio. Revenues related to the sale of mortgage loans increased $47.4 million over the prior year resulting from a significant increase in loan origination volume, as well as secondary market pricing and, to a lesser extent, better pricing execution on mortgage loan sales. During the three months ended July 31, 2001, the Company originated $2.6 billion in mortgage loans compared to $1.4 billion for the same period last year, an increase of 89.3%. The increase in loan production is a result of an increase in the average loan size, an increase in the size of the sales force, an improvement in the closing ratio and to a lesser extent, the declining interest rate environment. One of the Company's key cross-sell initiatives related to retail mortgage operations resulted in 61.2% of all retail loans, and 10.4% of all loans originated during the first quarter this year coming from H&R Block tax clients. The total execution price representing gain on sale of mortgage loans for the three months ending July 31, 2001 was 3.82% compared to 2.58% for the same three months ending July 31, 2000. The better execution pricing is attributable to the declining interest rate environment that has the effect of widening spreads on mortgage loan sales and improved overall execution through improved structuring of the underlying sales. Servicing revenues increased 41.6% over the prior year. The increase is principally attributable to a higher loan servicing portfolio balance and an increase in servicing operations efficiencies. The average servicing portfolio for the three-month period increased to $18.6 billion compared to $13.0 billion for the same period last year. In addition, interest income increased $10.6 million over the prior year primarily related to residual interests being held as trading securities during the three months ended July 31, 2001.

Pretax earnings increased $45.2 million or 210.2% to $66.8 million for the three months ended July 31, 2001. The improved performance is primarily due to the increased revenues. In addition, the higher loan volumes helped drive a decline in the net cost of origination. The first quarter also benefited from the adoption of SFAS 141 and 142 by eliminating amortization of goodwill, which was $3.4 million in the prior year's first quarter. Mortgage operations operating profit margin of 2.55% improved 75 basis points from 1.80% in the prior year. The results of the wholesale and retail mortgage operations were slightly reduced by costs associated with the winding down of certain mortgage activities. Mortgage operations EBITDA increased $42.9 million to $69.9 million in the first quarter of fiscal 2002.

Investment Services


--------------------------------------------------------------------------------------

                                           Three months ended        Variance
                                           ------------------        --------
                                                July 31,        Better/(worse) than
                                                --------        -------------------
                                            2001        2000         $         %
                                            ----        ----         -         -
Commission & fee income                   $ 41,776   $  64,788   $(23,012)    -35.5%
Margin interest income                      21,955      59,037    (37,082)    -62.8%
Other                                        5,194       6,842     (1,648)    -24.1%
                                          --------   ---------   --------
    Total revenues                          68,925     130,667    (61,742)    -47.3%
                                          ========   =========   ========

Compensation & benefits                     31,500      40,664      9,164      22.5%
Interest expense                             6,645      32,994     26,349      79.9%
Occupancy & equipment                        7,689       7,214       (475)     -6.6%
Depreciation & amortization                  4,982       3,782     (1,200)    -31.7%
Commission, floor brokerage & fees           1,620       3,537      1,917      54.2%
Amortization of acquisition intangibles      7,381      11,571      4,190      36.2%
Other                                       13,137      12,886       (251)     -2.0%
Allocated corporate & shared costs           2,069       6,336      4,267      67.4%
                                          --------   ---------   --------
    Total expenses                          75,023     118,984     43,961      37.0%
                                          --------   ---------   --------
Pretax earnings (loss)                    $ (6,098)  $  11,683   $(17,781)   -152.2%
                                          ========   =========   ========

---------------------------------------------------------------------------------------


Investment services revenues for the first quarter of fiscal year 2002 decreased 47.3% to $68.9 million from $130.7 million in the first quarter of 2001. The overall decrease in revenues can be attributed primarily to bearish market conditions. Revenue is very closely linked with the overall performance of market indices.

Investment services reported a pretax loss of $6.1 million for the first quarter of fiscal year 2002 compared to pretax earnings of $11.7 million in the prior year. The decrease in pretax earnings is primarily attributed to the decline in customer trading and customer margin activity. Total expenses decreased by 37.0% to $75.0 million from $119.0 million. As a result of the adoption of SFAS 141 and 142, Investment services amortization of intangible assets has declined by $4.2 million.

Trading Volume. Similar to the rest of the industry, Investment services has been experiencing a decline in trading volume. Total customer trades for the first quarter of 2002 were 389,000, whereas in the previous year's first quarter the total customer trades were 646,000 (a decline of 39.8%). As a result, commission and fee income decreased 35.5% to $41.8 million from $64.8 million. The average commission per trade declined 1.6% from $63.31 to $62.29, reflecting lower dollar volume trades.

Margin Lending. Due to declining securities values and market volatility, customer margin balances have significantly declined from an average of $2.74 billion in the first quarter of 2001, to an average of $1.27 billion in the first quarter of 2002. The decline in margin interest revenue was primarily attributed to declines in interest rates and also margin balances. Net interest margin, interest earned on the average margin loan balance less the cost of funding those loans, declined from 1.80% to 1.57% as interest rates have fallen and compressed spreads.

Principal Trading. Decimalization replaced fractional trading for listed equities on January 29, 2001 and for NASDAQ equities on April 9, 2001. The impact of decimalization has reduced the dealer spread between the bid and ask prices, reducing revenue opportunities. Overall principal trading revenue, including equities, fixed income trading, underwriting, and unit investment trusts, decreased 36.5% to $13.2 million. Underwriting revenues increased by $3.8 million primarily due to increased demand for Trust Preferred Debt Securities. More clients have shown a greater interest in fixed rate capital securities due to the current equity market conditions. More than offsetting this increase was a $6.5 million decline in equity unit investment trusts
(UIT). Client demand for equity UITs fell as many equity UITs have taken sharp down turns from initial offering prices in late fiscal 2000 and early fiscal 2001.

Products. Continuing efforts to become an advisory-based relationship provider, a number of key initiatives occurred despite the difficult financial and market environment. Annuities were added to the product line beginning in January 2001. For the first quarter of 2002, annuity revenue was $0.5 million. The Company currently conducts annuity business in eight states and will continue to add additional states to distribute the product. In the fall of 2000, the Company began offering online accounts to its customers. The number of on-line trades currently represents 7.5% of total trades. Accounts with cash management features like the VISA Gold ATM/Check card, which offers customers the choice of a 1% cash rebate on every VISA Gold purchase or airline miles that can be redeemed on any airline, began being offered in July. Currently under development are fee-based services. The Investment services segment has yet to experience significant revenues from these initiatives.

During the tax season, the Express IRA product was launched in six tax services regions, introducing new technology, sales activities, service functions and training across the tax services and HRBFA organizations. This product will expand into more regions for the 2002 tax season. Another key cross-organizational initiative was the creation and testing of the TPFA (Tax Preparer Financial Advisor) program during the 2001 tax season. Investment services plans to add another 800 TPFAs in fiscal 2002 bringing the total to approximately 1,200.

Investment services EBITDA declined to $6.8 million in the first quarter of fiscal 2002 from $27.5 million in the same period last year.

Business Services

--------------------------------------------------------------------------------------

                                           Three months ended           Variance
                                           ------------------           --------
                                                July 31,          Better/(worse) than
                                                --------          -------------------
                                             2001       2000         $           %
                                             ----       ----         -           -
Accounting, consulting & tax              $ 64,901    $ 61,382    $  3,519        5.7%
Product sales                                5,365       4,689         676       14.4%
Management fee income                        2,250         528       1,722      326.1%
Other                                        7,466       9,498      (2,032)     -21.4%
                                          --------    --------    --------
    Total revenues                          79,982      76,097       3,885        5.1%
                                          ========    ========    ========

Compensation & benefits                     58,163      40,426     (17,737)     -43.9%
Occupancy & equipment                        5,419       9,334       3,915       41.9%
Depreciation & amortization                  2,102       2,238         136        6.1%
Marketing & advertising                      1,363       1,519         156       10.3%
Bad debt expense                             3,011       1,838      (1,173)     -63.8%
Amortization of acquisition intangibles      3,196       6,975       3,779       54.2%
Other                                        8,597      16,779       8,182       48.8%
Allocated corporate & shared costs             302         222         (80)     -36.0%
                                          --------    --------    --------
    Total expenses                          82,153      79,331      (2,822)      -3.6%
                                          --------    --------    --------
Pretax loss                               $ (2,171)   $ (3,234)   $  1,063       32.9%
                                          ========    ========    ========
--------------------------------------------------------------------------------------

Business services revenues of $80.0 million increased 5.1% from $76.1 million in the prior year. This increase was primarily a result of revenue from the insurance alliance, which is part of the Wealth Management initiative to provide asset management and life insurance services to clients. The initiative is part of a focus to provide a fully integrated approach to clients to further their business and personal financial objectives. Revenue from core services increased by 6% for the quarter, which was offset by a decrease in tax consulting revenues for the quarter. Revenue from financial, technology and other consulting services was relatively flat for the quarter. While the market for core services has remained stable, the slowing economy has caused a decrease in the demand for specialized consulting services.

Pretax loss decreased from $3.2 million in the prior year to $2.2 million for the current year. As a result of the adoption of SFAS 141 and 142, amortization of goodwill and certain intangible assets decreased by $3.8 million. The pretax loss increased by $2.1 million as a result of increased fixed expenses. In addition, the pretax loss was increased by $.7 million due to the off-season losses of three firms acquired during fiscal 2001 and the sale of one firm in December 2000. Business services EBITDA declined to $3.1 million from $6.0 million in the first quarter of last year.

Subsequent to the end of the first quarter, Business services acquired two regional accounting firms which expanded its geographic regions to encompass two major metropolitan areas outside of the segment's existing geographic locations. Management expects that one of these firms will add significant strength in the financial institution consulting area, which will be used to capitalize on both their existing client base and future potential clients.

Due to the nature of this segment's business, revenues are seasonal, while expenses are relatively fixed throughout the year. Results for the first quarter are not indicative of the expected results for the entire fiscal year.

Unallocated Corporate &
Interest Expense on Acquisition Debt

--------------------------------------------------------------------------------------
                                        Three months ended         Variance
                                        ------------------         --------
                                             July 31,         Better/(worse) than
                                             --------         -------------------
                                          2001       2000          $          %
                                          ----       ----          -          -
Total revenues                         $  2,082    $    497    $  1,585     318.9%
                                       --------    --------    --------

Compensation & benefits                  17,166      13,493      (3,673)    -27.2%
Occupancy & equipment                     4,383       3,611        (772)    -21.4%
Depreciation & amortization               5,812       4,585      (1,227)    -26.8%
Marketing & advertising                   1,449       4,703       3,254      69.2%
Other                                    14,644      11,854      (2,790)    -23.5%
Allocated corporate & shared costs      (35,933)    (33,208)      2,725       8.2%
                                       --------    --------    --------
    Total expenses                        7,521       5,038      (2,483)    -49.3%
                                       --------    --------    --------
Pretax loss                            $ (5,439)   $ (4,541)   $   (898)    -19.8%
                                       ========    ========    ========

Interest expense on acquisition debt   $ 21,398    $ 27,288    $  5,890      21.6%
                                       ========    ========    ========
--------------------------------------------------------------------------------------

As discussed above, the Company adopted a new methodology for allocation of corporate services and support costs to business units. The change was made in an effort to more accurately reflect each business segment's performance. Total corporate services and support costs are included in the Unallocated corporate segment. These costs are then allocated to the Company's businesses. Prior year results have been restated based on this allocation methodology.

The decrease in interest expense on acquisition debt is attributable to lower financing costs and payment of a portion of the acquisition debt in the first quarter of fiscal 2002.

--------------------------------------------------------------------------------
FINANCIAL CONDITION
--------------------------------------------------------------------------------

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 3, respectively.

LIQUIDITY

Working capital decreased to $217.8 million at July 31, 2001 from $282.8 million at April 30, 2001. The working capital ratio at July 31, 2001 is 1.11 to 1, compared to 1.14 to 1 at April 30, 2001. The decrease in working capital and the working capital ratio is attributable to the increase in short-term borrowings which was partially offset by the increase in Marketable securities-trading due to the timing of the net interest margin transaction. Historically, a large portion of tax return preparation occurs in the fourth quarter and has the effect of increasing certain assets and liabilities during the fourth quarter, including cash and cash equivalents, receivables, accrued salaries, wages and payroll taxes and accrued taxes on earnings.

The Company incurs short-term borrowings throughout the year primarily to fund receivables associated with its Business services, mortgage loans held for sale and participation in RALs, and to fund seasonal working capital needs. These short-term borrowings in the U.S. are supported by a $1.86 billion back-up credit facility through October 2001, subject to annual renewal.

In April 2001, the Company first entered into third party off-balance sheet arrangements and whole-loan sale arrangements for Option One Mortgage Corporation (Option One). These arrangements, modified in April 2001, allow the Company to originate mortgage loans and then sell the loans to a third-party trust without having to use short-term borrowings to fund the loans. The arrangements, which are not guaranteed by the Company, freed up excess cash and short-term borrowing capacity ($836.8 million at July 31, 2001), improved liquidity and flexibility, and reduced balance sheet risk, while providing stability and access to liquidity in the secondary market for mortgage loans. The Company has commitments to fund mortgage loans of $1.6 billion at July 31, 2001, as long as there is no violation of any conditions established in the contracts. External market forces impact the probability of commitments being exercised, and therefore, total commitments outstanding do not necessarily represent future cash requirements. If the commitments are exercised, they will be funded using the Company's off-balance sheet arrangements.

At July 31, 2001, short-term borrowings increased to $373.3 million from a zero balance at April 30, 2001. The Company's capital expenditures, dividend payments, share repurchase program, Business services acquisition payments and normal operating activities, including participation in RALs, during the first three months were funded through both internally-generated funds and short-term borrowings. The Company's debt to total equity ratio at July 31, 2001 was 54.7%, compared to 44.0% at April 30, 2001.

For the three months ended July 31, 2001 and 2000, interest expense was $29.8 million and $63.2 million, respectively. The decrease in interest expense is due to lower stock loan balances, short-term borrowings and acquisition debt, as well as lower financing costs.

In March 2000, the Company's Board of Directors approved a plan to repurchase up to 12 million shares of its common stock. In the first quarter of fiscal 2002, the Company repurchased 2.0 million shares (split-adjusted). There are approximately 3.7 million shares remaining under this authorization. The Company plans to continue to purchase its shares on the open market in accordance with this authorization, subject to various factors including the price of the stock, the ability to maintain progress toward a financial and capital structure that will support a mid single A rating (Moody's - A2; Standard & Poors - A; and Fitch - A), the availability of excess cash, the ability to maintain liquidity and financial flexibility, securities laws restrictions and other investment opportunities available.

FORWARD-LOOKING INFORMATION

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by Federal, state and local authorities and their impact on any lines of business in which the Company's subsidiaries are involved; unforeseen compliance costs; the uncertainty that the Company will achieve or exceed its revenue, earnings, client and pricing growth goals for fiscal year 2002; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; the uncertainty that actual future excess cash flows from residual interests in securitizations of REMIC certificates will differ from estimated future excess cash flows from such items; litigation involving the Company; the uncertainty of the impact of share repurchases on earnings per share; and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


--------------------------------------------------------------------------------
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

There have been no material changes in market risk from those reported at April 30, 2001.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

CompuServe Corporation (CompuServe), certain current and former officers and directors of CompuServe and the Company were named as defendants in six lawsuits in state and Federal courts in Columbus, Ohio. All suits alleged similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe's public filings related to its initial public offering in April 1996. One state lawsuit brought by the Florida State Board of Administration also alleged certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits was unspecified, but included pleas for rescission and damages.

In the class action pending in state court, the court issued, in November 2000, its order approving a settlement pursuant to which the defendants agreed to pay a gross settlement amount of $9,500. Payment of plaintiffs' attorneys' fees and expenses were to be paid out of the gross settlement fund. The gross settlement fund was paid in its entirety by the Company's insurance carrier. The agreement to settle and payment of the gross settlement fund are not admissions of the validity of any claim or any fact alleged by the plaintiffs and defendants continue to deny any wrongdoing and any liability.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

b)       Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the first quarter of fiscal 2002.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   H&R BLOCK, INC.
                                        ----------------------------------------
                                                   (Registrant)



DATE    09/14/01                    BY       /s/ Frank J. Cotroneo
     ----------------------            -----------------------------------------
                                                 Frank J. Cotroneo
                                            Senior Vice President and
                                              Chief Financial Officer

DATE    09/14/01                     BY     /s/ Cheryl L. Givens
     ----------------------            -----------------------------------------
                                                  Cheryl L. Givens
                                        Vice President and Corporate Controller