Form 10-Q
period 2001-10-31
H&R BLOCK INC
filed 2001-12-14
CIK 12659

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

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

The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on November 30, 2001 was 182,699,381 shares.

                                TABLE OF CONTENTS



                                                                                                        Page
                                                                                                        ----
PART I    Financial Information

          Consolidated Balance Sheets
             October 31, 2001 and April 30, 2001 ....................................................    1

          Consolidated Statements of Operations
             Three and Six Months Ended October 31, 2001 and 2000 ...................................    2

          Consolidated Statements of Cash Flows
             Six Months Ended October 31, 2001 and 2000 .............................................    3

          Notes to Consolidated Financial Statements ................................................    4

          Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................................................   16

          Quantitative and Qualitative Disclosures about Market Risk.................................   46

PART II   Other Information..........................................................................   47

SIGNATURES...........................................................................................   51


                                 H&R BLOCK, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS


                                                                                     OCTOBER 31,          APRIL 30,
                                                                                        2001                2001
                                                                                        ----                ----
                              ASSETS                                                 (UNAUDITED)          (AUDITED)

CURRENT ASSETS

    Cash and cash equivalents                                                      $   599,002          $   271,813
    Marketable securities - available-for-sale                                           1,000                8,266
    Marketable securities - trading                                                     36,591               46,158
    Receivables from customers, brokers, dealers and clearing organ-
       izations, less allowance for doubtful accounts of $1,724 and $1,692             925,219            1,310,804
    Receivables, less allowance for doubtful accounts of $48,875
       and $47,125                                                                     323,251              373,223
    Prepaid expenses and other current assets                                          415,414              260,942
                                                                                   -----------          -----------
       TOTAL CURRENT ASSETS                                                          2,300,477            2,271,206

INVESTMENTS AND OTHER ASSETS
    Investments in available-for-sale marketable securities                            300,727              270,159
    Intangible assets                                                                  393,167              402,209
    Goodwill                                                                           680,567              649,617
    Other                                                                              248,686              239,586
                                                                                   -----------          -----------
                                                                                     1,623,147            1,561,571
PROPERTY AND EQUIPMENT, at cost less accumulated
    depreciation and amortization                                                      276,007              288,847
                                                                                   -----------          -----------
                                                                                   $ 4,199,631          $ 4,121,624
                                                                                   ===========          ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                  $   881,697          $        --
    Accounts payable to customers, brokers and dealers                                 857,349            1,058,000
    Accounts payable, accrued expenses and deposits                                    299,522              361,210
    Accrued salaries, wages and payroll taxes                                          109,977              221,830
    Accrued taxes on earnings                                                          144,561              295,599
    Current portion of long-term debt                                                   50,750               51,763
                                                                                   -----------          -----------
       TOTAL CURRENT LIABILITIES                                                     2,343,856            1,988,402

LONG-TERM DEBT                                                                         849,283              870,974
OTHER NONCURRENT LIABILITIES                                                            92,740               88,507

STOCKHOLDERS' EQUITY
    Common stock, no par, stated value $.01 per share                                    2,179                2,179
    Additional paid-in capital                                                         458,019              419,957
    Retained earnings                                                                1,332,933            1,449,022
    Accumulated other comprehensive income (loss)                                      (20,890)             (42,767)
                                                                                   -----------          -----------
                                                                                     1,772,241            1,828,391
    Less cost of 36,680,380 and 34,336,910 shares of common stock
       in treasury                                                                     858,489              654,650
                                                                                   -----------          -----------
                                                                                       913,752            1,173,741
                                                                                   -----------          -----------
                                                                                   $ 4,199,631          $ 4,121,624
                                                                                   ===========          ===========


                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS



                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                 ------------------                       ----------------
                                                     OCTOBER 31,                            OCTOBER 31,
                                                     -----------                            -----------
                                                 2001             2000                2001               2000
                                                 ----             ----                ----               ----

REVENUES
     Service revenues                        $ 234,990          $ 265,982          $ 443,174          $ 512,714
     Product revenues                          131,837             60,391            236,223            111,591
     Royalties                                   2,886              3,877              4,443              5,193
     Other                                       9,016              7,224             19,014             12,086
                                             ---------          ---------          ---------          ---------

                                               378,729            337,474            702,854            641,584
                                             ---------          ---------          ---------          ---------

OPERATING EXPENSES
     Employee compensation
         and benefits                          200,687            172,900            376,716            319,440
     Occupancy and equipment                    61,749             56,234            121,428            116,458
     Interest                                   29,785             63,973             59,590            127,171
     Depreciation and amortization              34,329             48,685             68,928             96,142
     Marketing and advertising                  17,091             14,728             24,083             24,502
     Supplies, freight and postage               9,470             10,005             16,043             17,584
     Bad debt                                    6,263              8,733             17,099             14,254
     Other                                      67,516             51,123            120,147            107,634
                                             ---------          ---------          ---------          ---------
                                               426,890            426,381            804,034            823,185
                                             ---------          ---------          ---------          ---------

Operating loss                                 (48,161)           (88,907)          (101,180)          (181,601)

OTHER INCOME
     Investment income, net                      1,093              2,536              2,211              5,255
     Other, net                                     (9)                15                154                 (3)
                                             ---------          ---------          ---------          ---------
                                                 1,084              2,551              2,365              5,252
                                             ---------          ---------          ---------          ---------

Loss before income tax benefit                 (47,077)           (86,356)           (98,815)          (176,349)

Income tax benefit                             (19,066)           (36,701)           (40,020)           (74,948)
                                             ---------          ---------          ---------          ---------

Net loss                                     $ (28,011)         $ (49,655)         $ (58,795)         $(101,401)
                                             =========          =========          =========          =========

Weighted average common
     shares outstanding                        182,288            182,806            183,073            184,664
                                             =========          =========          =========          =========

Basic and diluted net loss per share         $    (.15)         $    (.27)         $    (.32)         $    (.55)
                                             =========          =========          =========          =========

Dividends per share                          $     .16          $     .15          $     .31          $     .29
                                             =========          =========          =========          =========



                 See Notes to Consolidated Financial Statements

                                 H&R BLOCK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         UNAUDITED, AMOUNTS IN THOUSANDS



                                                                                      SIX MONTHS ENDED
                                                                                      ----------------
                                                                                         OCTOBER 31,
                                                                                         -----------
                                                                                 2001                   2000
                                                                                 ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $   (58,795)           $  (101,401)
    Adjustments to reconcile net loss to net cash
          used in operating activities:
       Depreciation and amortization                                             68,928                 96,142
       Provision for bad debt                                                    17,099                 14,254
       Accretion of acquisition liabilities                                       6,187                  5,604
       Tax benefit from stock option exercises                                   41,805                     --
       Changes in:
          Receivables from customers, brokers, dealers and
             clearing organizations                                             385,413                216,723
          Receivables                                                            23,180                 (7,592)
          Marketable securities - trading                                         9,567                  6,343
          Prepaid expenses and other current assets                            (154,472)                (8,792)
          Accounts payable to customers, brokers and dealers                   (200,651)              (278,237)
          Accounts payable, accrued expenses and deposits                       (61,688)               (48,599)
          Accrued salaries, wages and payroll taxes                            (111,853)               (97,072)
          Accrued taxes on earnings                                            (151,038)              (175,786)
          Other, net                                                            (12,762)                (1,169)
                                                                            -----------            -----------
    NET CASH USED IN OPERATING ACTIVITIES                                      (199,080)              (379,582)
                                                                            -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of available-for-sale securities                                   (1,045)                (2,432)
    Maturities of available-for-sale securities                                  27,498                 10,090
    Purchases of property and equipment                                         (33,724)               (23,821)
    Payments made for business acquisitions, net of cash acquired               (23,468)               (10,659)
    Other, net                                                                  (13,028)               (18,114)
                                                                            -----------            -----------
    NET CASH USED IN INVESTING ACTIVITIES                                       (43,767)               (44,936)
                                                                            -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of notes payable                                              (3,916,323)            (8,197,821)
    Proceeds from issuance of notes payable                                   4,798,020              8,828,716
    Payments on acquisition debt                                                (47,179)               (63,993)
    Dividends paid                                                              (57,294)               (53,764)
    Payments to acquire treasury shares                                        (351,845)              (222,816)
    Proceeds from stock options exercised                                       144,263                  1,708
    Other, net                                                                      394                    266
                                                                            -----------            -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                   570,036                292,296
                                                                            -----------            -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            327,189               (132,222)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                            271,813                379,901
                                                                            -----------            -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                              $   599,002            $   247,679
                                                                            ===========            ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Income taxes paid                                                       $    99,328            $    88,836
    Interest paid                                                                52,107                118,715





                 See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited, dollars in thousands, except share data

1. The Consolidated Balance Sheet as of October 31, 2001, the Consolidated Statements of Operations for the three and six months ended October 31, 2001 and 2000, and the Consolidated Statements of Cash Flows for the six months ended October 31, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2001 and for all periods presented have been made.

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

2.   Receivables consist of the following:


                                                                                   October 31,       April 30,
                                                                                   -----------       ---------
                                                                                      2001             2001
                                                                                      ----             ----
                                                                                   (Unaudited)       (Audited)
     Business services accounts receivable                                      $      174,549    $      188,041
     Mortgage loans held for sale                                                       95,785            80,925
     Participation in refund anticipation loans                                         24,166            38,824
     Loans to franchisees                                                               35,527            28,716
     Other                                                                              42,099            83,842
                                                                                --------------    --------------
                                                                                       372,126           420,348
     Allowance for doubtful accounts                                                    48,875            47,125
                                                                                --------------    --------------
                                                                                $      323,251    $      373,223
                                                                                ==============    ==============



3. The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

4. On June 20, 2001, the Company's Board of Directors declared a two-for-one split of its common stock in the form of a 100% stock distribution effective August 1, 2001, to shareholders of record as of the close of business on July 10, 2001. All share and per share amounts have been adjusted to reflect the retroactive effect of the stock split.

5. Basic net earnings (loss) per share is computed using the weighted average shares outstanding during each period. Diluted net earnings (loss) per share excludes the impact of shares issuable upon the exercise of common stock options of 19,007,400 and 24,376,100 shares for the six months ended October 31, 2001 and 2000, respectively, and the conversion of 1,216 shares of preferred stock to common stock, as they are antidilutive. The weighted average shares outstanding for the six months ended October 31, 2001 decreased to 183,073,000 from 184,664,000 last year, due to the purchase of treasury shares by the Company. The effect of these repurchases was partially reduced by the issuance of treasury shares for stock option exercises.

6. During the six months ended October 31, 2001 and 2000, the Company issued 7,288,701 and 119,338 shares of common stock, respectively, pursuant to provisions for exercise of stock options under its stock option plans. During the six months ended October 31, 2001, the Company acquired 9,688,400 shares of its common stock at an aggregate cost of $351,845. During the six months ended October 31, 2000, the Company acquired 13,628,400 shares of its common stock at an aggregate cost of $222,816.

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

8. The Company's comprehensive income is comprised of net earnings (loss), foreign currency translation adjustments and the change in the net unrealized gain (loss) on marketable securities. The components of comprehensive income (loss) during the three and six months ended October 31, 2001 and 2000 were:



                                                 Three months ended                   Six months ended
                                                 ------------------                   ----------------
                                                     October 31,                         October 31,
                                                     -----------                         -----------
                                              2001               2000               2001               2000
                                              ----               ----               ----               ----

     Net earnings (loss)                   $ (28,011)         $ (49,655)         $ (58,795)         $(101,401)
     Change in net unrealized gain
        (loss) on marketable securities       27,317             (5,670)            25,606             (1,613)
     Change in foreign currency
        translation adjustments               (4,553)            (5,017)            (3,729)            (6,175)
                                           ---------          ---------          ---------          ---------
     Comprehensive income (loss)           $  (5,247)         $ (60,342)         $ (36,918)         $(109,189)
                                           =========          =========          =========          =========



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

     As of May 1, 2001, the Company identified those intangible assets that remain separable under the provisions of SFAS 141 and those that are to be included in goodwill. In applying SFAS 142, the Company re-evaluated the useful lives of these separable intangible assets. The weighted average life of the remaining intangible assets with finite lives is 10 years. In the year of adoption, SFAS 142 requires the first step of the goodwill impairment test to be completed within the first six months and the final step to be completed within twelve months of adoption. The first step of the test was completed during the quarter ended October 31, 2001 and no indications of goodwill impairment were found; therefore, step two of the goodwill impairment test is not applicable.

Had the provisions of SFAS 141 and 142 been applied for the three and six months ended October 31, 2000, the Company's net loss and net loss per share would have been as follows:



                                               Three months ended                 Six months ended
                                               ------------------                 ----------------
                                                October 31, 2000                  October 31, 2000
                                                ----------------                  ----------------
                                          Net loss          Per Share        Net loss         Per share
                                          --------          ---------        --------         ---------

Net loss:
As reported                              $(49,655)          $   (.27)       $(101,401)        $   (.55)
Add amortization (net of tax):
    Goodwill                                6,981                .04           14,141              .08
    Assembled workforce                     4,088                .02            7,704              .04
    Management infrastructure                 226                 --              451               --
    Trade name                                430                 --              861               --
                                         --------           --------        ---------         --------
Pro forma net loss                       $(37,930)          $   (.21)       $ (78,244)        $   (.43)
                                         ========           ========        =========         ========


Intangible assets consist of the following:


                                                October 31, 2001                      April 30, 2001
                                                ----------------                      --------------
                                            Gross                             Gross
                                            -----                             -----
                                          Carrying        Accumulated       Carrying         Accumulated
                                          --------        -----------       --------         -----------
                                           Amount        Amortization        Amount         Amortization
                                           ------        ------------        ------         ------------
Amortized intangible assets:
   Customer relationships                $405,649           $(81,395)       $ 397,049         $(61,036)
   Noncompete agreements                   20,587             (2,443)          17,269           (1,842)
Unamortized intangible assets:
   Trade name                              55,637             (4,868)          55,637           (4,868)
                                         --------           --------        ---------         --------
Total intangible assets                  $481,873           $(88,706)       $ 469,955         $(67,746)
                                         ========           ========        =========         ========



Changes in the carrying amount of goodwill for the six months ended October 31, 2001, are as follows by segment:


                                          April 30,                                         October 31,
                                          ---------                                         -----------
                                            2001            Acquisitions       Other            2001
                                            ----            ------------       -----            ----
U.S. tax operations                      $126,829           $  1,883        $      --         $128,712
International tax operations                5,755                 --               28            5,783
Mortgage operations                       152,467                 --               --          152,467
Investment services                       172,592                 --             (113)         172,479
Business services                         191,974             29,152               --          221,126
                                         --------           --------        ---------         --------
Total goodwill                           $649,617           $ 31,035        $     (85)        $680,567
                                         ========           ========        =========         ========



Amortization of intangible assets for the three and six months ended October 31, 2001 was $10,557 and $20,960, respectively. Estimated amortization of intangible assets for fiscal years 2002, 2003, 2004, 2005 and 2006 is $42,258, $41,616,
$41,616, $41,538 and $40,115, respectively.

10. Included in Marketable securities-trading and Investments in available-for-sale marketable securities on the consolidated balance sheet are residual interests in securitizations (residuals) of real estate mortgage investment conduits (REMICs). The fair value of the residuals at October 31, 2001 and April 30, 2001 was $284,673 and $238,600,
     respectively. The Company received proceeds from net interest margin (NIM) securitizations of $390,031, servicing fees of $75 and cash flows from interest-only strips of $3,868 from the securitization trusts during the six months ended October 31, 2001.

     Mortgage servicing rights (MSRs) are included in other assets on the consolidated balance sheet. The fair value of MSRs at October 31, 2001 and April 30, 2001 was $77,803 and $61,796, respectively. Additions to and amortization of MSRs for the six months ended October 31, 2001 were $28,786 and $12,779, respectively.

     The key assumptions the Company utilizes to estimate the cash flows of the residual interests and MSRs are as follows:



                    Estimated annual prepayments                               23% to  90%
                    Estimated annual credit losses                            3.5% to 6.5%
                    Discount rate - residual interests                         12% to  30%
                    Discount rate - MSRs                                             12.8%


     At October 31, 2001, the sensitivities of the current fair value of the residuals and MSRs to 10% and 20% adverse changes in the above key assumptions are as follows:


                                                     Residential Mortgage Loans
                                                     --------------------------
                                                         Cross-                         Servicing
                                                     Collateralized       NIMs            Asset
                                                     --------------       ----            -----

     Carrying amount/fair value of residuals         $  66,437          $ 218,236       $  77,803
     Weighted average life (in years)                      3.4                2.6             2.3
     Annual prepayments:
         Adverse 10% - $ impact on fair value        $    (869)         $ (20,408)      $  (8,485)
         Adverse 20% - $ impact on fair value           (1,589)           (23,901)        (15,078)
     Annual credit losses:
         Adverse 10% - $ impact on fair value        $  (2,166)         $ (27,751)      Not applicable
         Adverse 20% - $ impact on fair value           (4,327)           (50,282)      Not applicable
     Discount rate:
         Adverse 10% - $ impact on fair value        $  (2,280)         $  (7,002)      $  (1,397)
         Adverse 20% - $ impact on fair value           (4,446)           (13,257)         (2,895)
     Variable interest rates:
         Adverse 10% - $ impact on fair value        $    (117)         $ (11,279)      $     186
         Adverse 20% - $ impact on fair value             (329)           (25,821)            402



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

12. In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), effective for the Company's fiscal year ending April 30, 2003. This statement supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121) and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company has not yet determined the effect of SFAS 144 on the consolidated financial statements.

13. On May 1, 2001, the Company adopted a new methodology for allocation of corporate services and support costs to business units. The change was made to more accurately reflect each business segment's performance. Prior year results have been restated based on this allocation methodology. Information concerning the Company's operations by reportable operating segments for the three and six months ended October 31, 2001 and 2000 is as follows:


                                                     Three months ended                 Six months ended
                                                     ------------------                 ----------------
                                                         October 31,                       October 31,
                                                         -----------                       -----------
                                                   2001              2000             2001              2000
                                                   ----              ----             ----              ----

       Revenues:
           U.S. tax operations                 $     28,015     $     26,403      $      47,994    $      37,753
           International tax operations              13,709           14,899             18,541           19,798
           Mortgage operations                      180,821           84,690            329,146          165,290
           Investment services                       64,827          131,573            133,752          262,240
           Business services                         91,779           78,267            171,761          154,364
           Unallocated corporate                       (422)           1,642              1,660            2,139
                                               ------------     ------------      -------------    -------------
                                               $    378,729     $    337,474      $     702,854    $     641,584
                                               ============     ============      =============    =============

       Earnings (loss) from:
           U.S. tax operations                 $   (104,225)    $    (85,724)     $    (185,393)   $    (171,286)
           International tax operations                (991)            (851)            (6,644)          (7,206)
           Mortgage operations                       93,191           20,433            159,970           41,963
           Investment services                       (9,135)          11,779            (15,233)          23,462
           Business services                          2,554           (1,030)               383           (4,264)
           Unallocated corporate                     (9,818)          (7,359)           (15,257)         (11,900)
           Interest exp.-acquisition debt           (19,360)         (24,484)           (40,758)         (51,772)
                                               ------------     ------------      -------------    -------------
                                                    (47,784)         (87,236)          (102,932)        (181,003)
           Investment income, net                     1,094            2,536              2,212            5,255
           Intercompany interest                       (387)          (1,656)             1,905             (601)
                                               ------------     ------------      -------------    -------------
       Loss before income tax benefit          $    (47,077)    $    (86,356)     $     (98,815)   $    (176,349)
                                               ============     ============      =============    =============



     Intercompany interest represents net interest expense charged to financial related businesses for corporate cash that was borrowed to fund their operating activities and net unallocated interest expense attributable to commitment fees on the unused portion of the Company's credit facility.

14. Block Financial Corporation (BFC) is an indirect, wholly owned subsidiary of the Company. BFC is the Issuer and the Company is the Guarantor of the Senior Notes issued on October 21, 1997 and April 13, 2000. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company's investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholder's equity and other intercompany balances and transactions.

Condensed Consolidating Statements of Operations


                                                            Three months ended October 31, 2001
                                    ----------------------------------------------------------------------------------
                                    H&R Block, Inc.        BFC           Other                            Consolidated
                                     (Guarantor)        (Issuer)      Subsidiaries          Elims           H&R Block
                                    ------------        --------      ------------          -----           ---------

Total revenues                       $      --         $ 246,405        $ 132,324         $      --         $ 378,729
                                     ---------         ---------        ---------         ---------         ---------
Expenses:
  Compensation & benefits                   --            78,576          122,111                --           200,687
  Occupancy & equipment                     --            16,223           45,526                --            61,749
  Interest                                  --            25,918            3,867                --            29,785
  Depreciation & amortization               --            16,827           17,502                --            34,329
  Marketing & advertising                   --             4,642           12,550              (101)           17,091
  Supplies, freight & postage               --             2,621            6,849                --             9,470
  Other                                     --            44,332           29,447                --            73,779
                                     ---------         ---------        ---------         ---------         ---------
                                            --           189,139          237,852              (101)          426,890
                                     ---------         ---------        ---------         ---------         ---------
Operating earnings (loss)                   --            57,266         (105,528)              101           (48,161)
Other income, net                      (47,077)               --            1,084            47,077             1,084
                                     ---------         ---------        ---------         ---------         ---------
Earnings (loss) before
    income taxes (benefit)             (47,077)           57,266         (104,444)           47,178           (47,077)
Income taxes (benefit)                 (19,066)           10,862          (29,969)           19,107           (19,066)
                                     ---------         ---------        ---------         ---------         ---------
Net earnings (loss)                  $ (28,011)        $  46,404        $ (74,475)        $  28,071         $ (28,011)
                                     =========         =========        =========         =========         =========




                                                            Three months ended October 31, 2000
                                   ------------------------------------------------------------------------------------
                                   H&R Block, Inc.         BFC             Other                           Consolidated
                                     (Guarantor)        (Issuer)        Subsidiaries          Elims          H&R Block
                                   -------------        --------        ------------          -----          ---------

Total revenues                      $      --         $ 218,964         $ 118,643         $    (133)        $ 337,474
                                    ---------         ---------         ---------         ---------         ---------
Expenses:
  Compensation & benefits                  --            74,540            98,360                --           172,900
  Occupancy & equipment                    --            12,926            43,308                --            56,234
  Interest                                 --            58,478             5,495                --            63,973
  Depreciation & amortization              --            22,062            26,623                --            48,685
  Marketing & advertising                  --             5,309             9,523              (104)           14,728
  Supplies, freight & postage              --             4,350             5,655                --            10,005
  Other                                    --            37,613            22,376              (133)           59,856
                                    ---------         ---------         ---------         ---------         ---------
                                           --           215,278           211,340              (237)          426,381
                                    ---------         ---------         ---------         ---------         ---------
Operating earnings (loss)                  --             3,686           (92,697)              104           (88,907)
Other income, net                     (86,356)               22             2,529            86,356             2,551
                                    ---------         ---------         ---------         ---------         ---------
Earnings (loss) before
    income taxes (benefit)            (86,356)            3,708           (90,168)           86,460           (86,356)
Income taxes (benefit)                (36,701)            5,952           (42,697)           36,745           (36,701)
                                    ---------         ---------         ---------         ---------         ---------
Net earnings (loss)                 $ (49,655)        $  (2,244)        $ (47,471)        $  49,715         $ (49,655)
                                    =========         =========         =========         =========         =========



                                                             Six months ended October 31, 2001
                                    ----------------------------------------------------------------------------------
                                    H&R Block, Inc.          BFC           Other                          Consolidated
                                     (Guarantor)         (Issuer)     Subsidiaries           Elims          H&R Block
                                     -----------         --------     ------------           -----          ---------

Total revenues                       $      --         $ 466,454        $ 236,453         $     (53)        $ 702,854
                                     ---------         ---------        ---------         ---------         ---------
Expenses:
  Compensation & benefits                   --           155,157          221,559                --           376,716
  Occupancy & equipment                     --            30,900           90,528                --           121,428
  Interest                                  --            54,745            4,845                --            59,590
  Depreciation & amortization               --            33,649           35,279                --            68,928
  Marketing & advertising                   --             7,904           16,381              (202)           24,083
  Supplies, freight & postage               --             7,228            8,815                --            16,043
  Other                                     --            85,948           51,351               (53)          137,246
                                     ---------         ---------        ---------         ---------         ---------
                                            --           375,531          428,758              (255)          804,034
                                     ---------         ---------        ---------         ---------         ---------
Operating earnings (loss)                   --            90,923         (192,305)              202          (101,180)
Other income, net                      (98,815)               --            2,365            98,815             2,365
                                     ---------         ---------        ---------         ---------         ---------
Earnings (loss) before
    income taxes (benefit)             (98,815)           90,923         (189,940)           99,017           (98,815)
Income taxes (benefit)                 (40,020)           25,671          (65,773)           40,102           (40,020)
                                     ---------         ---------        ---------         ---------         ---------
Net earnings (loss)                  $ (58,795)        $  65,252        $(124,167)        $  58,915         $ (58,795)
                                     =========         =========        =========         =========         =========


                                                             Six months ended October 31, 2000
                                    -----------------------------------------------------------------------------------
                                    H&R Block, Inc.         BFC          Other                            Consolidated
                                     (Guarantor)         (Issuer)     Subsidiaries          Elims           H&R Block
                                     -----------         --------     ------------          -----           ---------

Total revenues                       $      --         $ 431,291        $ 210,405         $    (112)        $ 641,584
                                     ---------         ---------        ---------         ---------         ---------
Expenses:
  Compensation & benefits                   --           144,134          175,306                --           319,440
  Occupancy & equipment                     --            26,170           90,288                --           116,458
  Interest                                  --           120,081            7,090                --           127,171
  Depreciation & amortization               --            44,068           52,074                --            96,142
  Marketing & advertising                   --            11,134           13,616              (248)           24,502
  Supplies, freight & postage               --             8,591            8,993                --            17,584
  Other                                     --            67,351           54,700              (163)          121,888
                                     ---------         ---------        ---------         ---------         ---------
                                            --           421,529          402,067              (411)          823,185
                                     ---------         ---------        ---------         ---------         ---------
Operating earnings (loss)                   --             9,762         (191,662)              299          (181,601)
Other income, net                     (176,349)               --            5,252           176,349             5,252
                                     ---------         ---------        ---------         ---------         ---------
Earnings (loss) before
    income taxes (benefit)            (176,349)            9,762         (186,410)          176,648          (176,349)
Income taxes (benefit)                 (74,948)           12,970          (88,045)           75,075           (74,948)
                                     ---------         ---------        ---------         ---------         ---------
Net earnings (loss)                  $(101,401)        $  (3,208)       $ (98,365)        $ 101,573         $(101,401)
                                     =========         =========        =========         =========         =========


     Condensed Consolidating Balance Sheets



                                                                          October 31, 2001
                                        ----------------------------------------------------------------------------------
                                         H&R Block, Inc.         BFC            Other                         Consolidated
                                          (Guarantor)         (Issuer)       Subsidiaries        Elims          H&R Block
                                          -----------         --------       ------------        -----          ---------


     Cash & cash equivalents              $        --      $   502,561      $    96,441      $        --       $   599,002
     Receivables from customers,
       brokers and dealers                         --          925,219               --               --           925,219
     Receivables                                1,374          152,911          169,766             (800)          323,251
     Intangible assets                             --          236,842          156,325               --           393,167
     Goodwill                                      --          322,199          358,368               --           680,567
     Investments in subsidiaries            2,415,725              215            2,472       (2,417,299)            1,113
     Other assets                                  --          903,664          373,419              229         1,277,312
                                          -----------      -----------      -----------      -----------       -----------
          Total assets                    $ 2,417,099      $ 3,043,611      $ 1,156,791      $(2,417,870)      $ 4,199,631
                                          ===========      ===========      ===========      ===========       ===========

     Notes payable                        $        --      $   881,697      $        --      $        --       $   881,697
     Accts. payable to customers,
        brokers and dealers                        --          857,349               --               --           857,349
     Long-term debt                                --          746,575          102,708               --           849,283
     Other liabilities                          4,774          244,870          448,286             (380)          697,550
     Net intercompany advances              1,498,573          (51,495)      (1,445,111)          (1,967)               --
     Stockholders' equity                     913,752          364,615        2,050,908       (2,415,523)          913,752
                                          -----------      -----------      -----------      -----------       -----------
          Total liabilities and
             stockholders' equity         $ 2,417,099      $ 3,043,611      $ 1,156,791      $(2,417,870)      $ 4,199,631
                                          ===========      ===========      ===========      ===========       ===========




                                                                              April 30, 2001
                                        ----------------------------------------------------------------------------------
                                        H&R Block, Inc.          BFC            Other                         Consolidated
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
                                          ===========      ===========      ===========      ===========       ===========



Condensed Consolidating Statements of Cash Flows



                                                               Six months ended October 31, 2001
                                       -----------------------------------------------------------------------------------
                                       H&R Block, Inc.        BFC             Other                          Consolidated
                                         (Guarantor)       (Issuer)        Subsidiaries        Elims           H&R Block
                                         -----------       --------        ------------        -----           ---------

Net cash provided by (used
 in) operating activities              $    40,442       $   152,534       $  (392,056)      $       --      $  (199,080)
                                       -----------       -----------       -----------       ----------      -----------
Cash flows from investing:
 Purchase of AFS securities                     --                --            (1,045)              --           (1,045)
 Maturities of AFS securities                   --             7,722            19,776               --           27,498
 Purchase property & equipment                  --           (17,549)          (16,175)              --          (33,724)
 Payments for business acq                      --                --           (23,468)              --          (23,468)
 Net intercompany advances                 224,434          (688,982)          464,548               --               --
 Other, net                                     --                --           (13,028)              --          (13,028)
                                       -----------       -----------       -----------       ----------      -----------
       Net cash provided by (used
       in) investing activities            224,434          (698,809)          430,608               --          (43,767)
                                       -----------       -----------       -----------       ----------      -----------
Cash flows from financing:
 Repayments of notes payable                    --        (3,916,323)               --               --       (3,916,323)
 Proceeds from notes payable                    --         4,798,020                --               --        4,798,020
 Payments on acquisition debt                   --                --           (47,179)              --          (47,179)
 Dividends paid                            (57,294)               --                --               --          (57,294)
 Pmts. to acquire treasury shares         (351,845)               --                --               --         (351,845)
 Proceeds from stock
    option exercises                       144,263                --                --               --          144,263
 Other, net                                     --                --               394               --              394
                                       -----------       -----------       -----------       ----------      -----------
       Net cash provided by (used
       in) financing activities           (264,876)          881,697           (46,785)              --          570,036
                                       -----------       -----------       -----------       ----------      -----------
Net increase(decrease) in cash                  --           335,422            (8,233)              --          327,189
Cash at beginning of the year                   --           167,139           104,674               --          271,813
                                       -----------       -----------       -----------       ----------      -----------
Cash at end of the year                $        --       $   502,561       $    96,441       $       --      $   599,002
                                       ===========       ===========       ===========       ==========      ===========




                                                             Six months ended October 31, 2000
                                       ----------------------------------------------------------------------------------
                                       H&R Block, Inc.        BFC             Other                        Consolidated
                                        (Guarantor)        (Issuer)        Subsidiaries        Elims         H&R Block
                                        -----------        --------        ------------        -----         ---------
Net cash provided by (used
  in) operating activities             $        38       $   (61,901)      $  (317,719)      $      --      $  (379,582)
                                       -----------       -----------       -----------       ---------      -----------
Cash flows from investing:
 Purchase of AFS securities                     --                --            (2,432)             --           (2,432)
 Maturities of AFS securities                   --             5,429             4,661              --           10,090
 Purchase property & equipment                  --           (12,101)          (11,720)             --          (23,821)
 Payments for business acq.                     --                --           (10,659)             --          (10,659)
 Net intercompany advances                 274,834          (639,173)          364,339              --               --
 Other, net                                     --                --           (18,114)             --          (18,114)
                                       -----------       -----------       -----------       ---------      -----------
     Net cash provided by (used
     in) investing activities              274,834          (645,845)          326,075              --          (44,936)
                                       -----------       -----------       -----------       ---------      -----------
Cash flows from financing:
 Repayments of notes payable                    --        (8,197,821)               --              --       (8,197,821)
 Proceeds from notes payable                    --         8,828,716                --              --        8,828,716
 Payments on acquisition debt                   --                --           (63,993)             --          (63,993)
 Dividends paid                            (53,764)               --                --              --          (53,764)
 Pmts. to acquire treasury shares         (222,816)               --                --              --         (222,816)
 Proceeds from stock
    option exercises                         1,708                --                --              --            1,708
 Other, net                                     --                --               266              --              266
                                       -----------       -----------       -----------       ---------      -----------
     Net cash provided by (used
     in) financing activities             (274,872)          630,895           (63,727)             --          292,296
                                       -----------       -----------       -----------       ---------      -----------
Net decrease in cash                            --           (76,851)          (55,371)             --         (132,222)
Cash at beginning of the year                   --           256,823           123,078              --          379,901
                                       -----------       -----------       -----------       ---------      -----------
Cash at end of the year                $        --       $   179,972       $    67,707       $      --      $   247,679
                                       ===========       ===========       ===========       =========      ===========


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

       Investment services: This segment is primarily engaged in offering investment advice and services.

       Business services: This segment is primarily engaged in providing accounting, tax and consulting services to business clients and tax, estate planning, financial planning, wealth management and insurance services to individuals.

GENERAL BUSINESS

As the Company completes the second quarter of its fiscal year, management has been focusing on preparation for the upcoming tax season. During the quarter, U.S. tax operations held tuition tax schools, which provide many of its tax professionals for the upcoming tax season. Enrollment in tuition tax schools was up 14.5% over the prior year. This tax season U.S. tax operations will be offering new products to bring additional value to H&R Block's client base. For the first time, tax offices will be offering a new Refund Anticipation Loan
(RAL) product - an "instant RAL." With an "instant RAL," clients who qualify can receive a check for loan proceeds upon the completion of their tax return and will not have to return to the office a second time to pick up their check. In addition, tax offices will be offering a new product to those clients whose tax returns reflect a balance due the Internal Revenue Service (IRS). Through a relationship with Household Bank, f.s.b (Household), clients who qualify can receive a line of credit from Household that can be used to pay a balance due the IRS. This line of credit will have "same as cash" terms for 90 days. Unlike the traditional RAL products, the Company will not have a participation interest in these lines of credit. The e-solutions business will also be offering new products to its clients. This tax season, both software and online users will have an opportunity to have an H&R Block tax professional review their return and provide feedback to the client prior to filing. In addition, all software and online clients will have the opportunity to receive a free financial plan through Investment services.

During calendar 2002, the Company plans to execute a net interest margin (NIM) transaction to securitize certain existing residual interests from previous NIM transactions in an effort to expedite receiving cash for the residual interests and to reduce the total value of residual interests on the balance sheet. In addition, the Company's residual interests have been performing better than expected with higher excess retained interest spread and lower loan losses and prepayments to date than originally projected. As a result of these items, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company recorded a $45.1 million pretax mark-to-market adjustment in other comprehensive income
(loss) during the second quarter. Beginning in the third quarter, the Company will also be adjusting the amount of interest income recognized on certain residual interests to reflect these new conditions. This adjustment will result in higher interest income earned throughout the remaining life of those residual interests.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The analysis that follows should be read in conjunction with the tables below and the Consolidated Statements of Operations found on page 2. All amounts in the following tables are in thousands.

On May 1, 2001, the Company adopted a new methodology for allocation of corporate services and support costs to business units. The change was made to more accurately reflect each business segment's performance. Prior year results have been restated based on this allocation methodology.

CONSOLIDATED H&R BLOCK, INC.

Consolidated H&R Block, Inc. - Three-month comparison to prior year
--------------------------------------------------------------------------------



                              Three months ended                            Variance
                              ------------------                            --------
                                  October 31,                            Better/(worse)
                                  -----------                            --------------
                           2001                2000                    $                 %
                           ----                ----                    -                 -

Revenues                 $ 378,729          $ 337,474              $  41,255           12.2%
                         ---------          ---------              ---------

Pretax loss                (47,077)           (86,356)                39,279           45.5%
Net loss                 $ (28,011)         $ (49,655)             $  21,644           43.6%
                         =========          =========              =========

--------------------------------------------------------------------------------

Consolidated revenues for the three months ended October 31, 2001 increased 12.2% primarily due to the Mortgage operations segment, which increased revenues by $96.1 million, or 113.5%, over the prior year. The Business services segment also contributed to the increase in revenues. These increases were partially offset by the decline in revenues from Investment services.

The Company reported a pretax loss of $47.1 million for the second quarter of fiscal 2002 compared to a loss of $86.4 million in the prior year. The improvement over the prior year is primarily due to the Mortgage operations segment that reported earnings of $93.2 million, a $72.8 million improvement over last year. Increased losses from Investment services and U.S.

tax operations somewhat offset the increase from Mortgage operations. In addition, the Company's increase over the prior year's second quarter benefited $15.4 million from the adoption of SFAS 141 and 142, which is included in the respective reportable segments.

The Company's performance as measured by earnings before interest (including interest expense on acquisition debt, investment income and interest allocated to operating business units), taxes, depreciation and amortization (EBITDA) improved $20.0 million to a positive $5.9 million compared to a negative $14.1 million in the prior year's second quarter. EBITDA is utilized by management to evaluate the performance of its operating segments because many of the segments reflect substantial amortization of acquired intangible assets and goodwill resulting from recent acquisitions. Management believes EBITDA is a good measure of cash flow generation because the Company's operations have not historically been capital intensive, and it also removes the effects of purchase accounting. The calculation of EBITDA may not be comparable to the calculation of EBITDA by other companies.

In addition, the Company continues to measure its performance based on the calculation of earnings excluding the after-tax impact of amortization of acquired intangible assets. The net loss, excluding the after-tax impact of this expense, was $18.5 million, or $.10 per share in the second quarter, compared to $28.6 million, or $.16 per share in last year's second quarter.

The net loss was $28.0 million, or $.15 per share compared to a loss of $49.7 million, or $.27 per share in the second quarter of fiscal 2001. The three months ended October 31, 2001 reflect the adoption of SFAS 141 and 142 effective May 1, 2001 related to business combinations, goodwill and other intangible assets, which eliminates goodwill and certain other intangible asset amortization. Of the improvement over the prior year's second quarter, $11.7 million (net of taxes), or $.06 per share, relates to the adoption of SFAS 141 and 142.

The effective income tax rate decreased from 42.5% last year to 40.5% this year. The decrease in the effective tax rate is primarily due to the reduction in non-deductible goodwill and other intangible asset amortization related to the adoption of SFAS 141 and 142 on May 1, 2001.

Consolidated H&R Block, Inc. - Three-month comparison to preceding quarter
--------------------------------------------------------------------------------


                                    Fiscal Year                                Variance
                                    -----------                                --------
                                   2002 Quarter                             Better/(worse)
                                   ------------                             --------------
                               2nd                 1st                    $                 %
                               ---                 ---                    -                 -

Revenues                    $ 378,729          $ 324,125              $  54,604          16.9%
                            ---------          ---------              ---------

Pretax loss                   (47,077)           (51,738)                 4,661           9.0%
Net loss                    $ (28,011)         $ (30,784)             $   2,773           9.0%
                            =========          =========              =========

--------------------------------------------------------------------------------




Consolidated revenues for the three months ended October 31, 2001 increased 16.9% over the three months ended July 31, 2001 primarily due to the Mortgage operations and Business services segments, increasing $32.5 million and $11.8 million, respectively, over the first quarter. International and U.S. tax operations also contributed to the increase in revenues. The

Company reported a pretax loss of $47.1 million for the second quarter of fiscal 2002 compared to a loss of $51.7 million in the first quarter. The quarter-over-quarter improvement is primarily due to the Mortgage operations segment, with a $26.4 million improvement over last quarter. This increase was partially offset by increased losses from U.S. tax operations as it prepares for the upcoming tax season. The net loss was $28.0 million, or $.15 per share compared to a loss of $30.8 million, or $.17 per share in the first quarter.

The Company's performance as measured by EBITDA improved to a positive $5.9 million compared to $849 thousand for the three months ended July 31, 2001. The Company's net loss, excluding the after-tax impact of the amortization of acquired intangible assets, was $18.5 million, or $.10 per share in the second quarter, compared to $21.4 million, or $.12 per share in the first quarter.


Consolidated H&R Block, Inc. - Six-month comparison to prior year
--------------------------------------------------------------------------------


                                 Six months ended                                Variance
                                 ----------------                                --------
                                    October 31,                               Better/(worse)
                                    -----------                               --------------
                              2001               2000                       $                 %
                              ----               ----                       -                 -

Revenues                   $ 702,854          $ 641,584                 $  61,270            9.6%
                           ---------          ---------                 ---------

Pretax loss                  (98,815)          (176,349)                   77,534           44.0%
Net loss                   $ (58,795)         $(101,401)                $  42,606           42.0%
                           =========          =========                 =========

--------------------------------------------------------------------------------

Consolidated revenues for the six months ended October 31, 2001 increased 9.6% primarily due to the Mortgage operations segment, which increased revenues by $163.9 million, or 99.1%, over the prior year. This increase was largely offset by the decline in revenues from Investment services. The Business services and U.S. tax operations segments also contributed increased revenues during the six month period.

The Company reported a pretax loss of $98.8 million for the six months ended October 31, 2001 compared to a loss of $176.3 million in the prior year. The improvement over the prior year is primarily due to the Mortgage operations segment that reported earnings of $160.0 million, a $118.0 million improvement over last year. Increased losses from Investment services and U.S. tax operations somewhat offset the increase from Mortgage operations. In addition, the Company's increase over the prior year benefited $30.2 million from the adoption of SFAS 141 and 142, which is included in the respective reportable segments.

The Company's performance as measured by EBITDA improved $39.8 million to a positive $6.8 million compared to a negative $33.1 million for the six months ended October 31, 2000. The Company's net loss, excluding the after-tax impact of amortization of acquired intangible assets, was $39.9 million, or $.22 per share in the current year, compared to $59.7 million, or $.32 per share last year.

The net loss was $58.8 million, or $.32 per share compared to a loss of $101.4 million, or $.55 per share in the six months ended October 31, 2000. The six months ended October 31, 2001 reflect the adoption of SFAS 141 and 142 effective May 1, 2001 related to business combinations, goodwill and other intangible assets, which eliminates goodwill and certain other intangible asset amortization. Of the improvement over the prior year, $23.2 million (net of taxes), or $.13 per share, relates to the adoption of SFAS 141 and 142.

The effective income tax rate decreased from 42.5% last year to 40.5% this year. The decrease in the effective tax rate is primarily due to the reduction in non-deductible goodwill and other intangible asset amortization related to the adoption of SFAS 141 and 142 on May 1, 2001.

U.S. TAX OPERATIONS

This segment primarily consists of the Company's traditional tax business - which served 16.9 million taxpayers in fiscal year 2001, more than any other company. This segment is primarily engaged in providing tax return preparation, filing, and related services in the United States. Tax-related service revenues include fees from company-owned tax offices and royalties from franchised offices. This segment also participates in the RAL products offered by a third-party lending institution to tax clients. This segment includes the Company's tax preparation software - TaxCut(R) from H&R Block, other personal productivity software, online tax preparation through a tax preparer (whereby the client fills out an online tax organizer and sends it to a tax preparer for preparation), online do-it-yourself tax preparation, online professional tax review and online tax advice through the hrblock.com website. Revenues from this segment are seasonal.

U.S. Tax Operations - Three-month comparison to prior year
--------------------------------------------------------------------------------



                                            Three months ended                   Variance
                                            ------------------                   --------
                                                October 31,                   Better/(worse)
                                                -----------                   --------------
                                            2001           2000               $            %
                                            ----           ----               -            -

Tax preparation and related fees        $  11,396       $   9,368       $   2,028        21.7%
Royalties                                   1,470           1,772            (302)      -17.0%
RAL participation fees                         14               5               9       180.0%
Software sales                                722           1,055            (333)      -31.6%
Other                                      14,413          14,203             210         1.5%
                                        ---------       ---------       ---------
    Total revenues                         28,015          26,403           1,612         6.1%
                                        =========       =========       =========

Compensation & benefits                    34,491          25,509          (8,982)      -35.2%
Occupancy & equipment                      33,828          32,147          (1,681)       -5.2%
Depreciation & amortization                 7,429          11,137           3,708        33.3%
Cost of software sales                        452             287            (165)      -57.5%
Bad debt expense                           (1,042)            325           1,367          --
Supplies, freight & postage                 3,151           3,266             115         3.5%
Other                                      15,098          15,263             165         1.1%
Allocated corporate & shared costs         38,833          24,193         (14,640)      -60.5%
                                        ---------       ---------       ---------
    Total expenses                        132,240         112,127         (20,113)      -17.9%
                                        ---------       ---------       ---------
Pretax loss                             $(104,225)      $ (85,724)      $ (18,501)      -21.6%
                                        =========       =========       =========

--------------------------------------------------------------------------------

Tax preparation and related fees increased 21.7% to $11.4 million for the three months ended October 31, 2001 compared to the prior year. This increase is primarily attributable to a 4.1% increase in company-owned returns prepared and a 16.9% increase in the average charge on those returns. Company-owned tax returns prepared during the second quarter of fiscal 2002 were 65 thousand compared to 62 thousand tax returns prepared last year. The average charge earned this year was $181.33 compared to $155.17 earned last year. The overall increase in tax returns prepared is partially attributed to the federal income tax rebate program this summer where taxpayers needed to file their 2000 tax returns with the IRS in order to be eligible for the rebate.

Total expenses of $132.2 million during the three months ended October 31, 2001 were $20.1 million, or 17.9% higher than last year. The increase in expenses is attributable to a $14.6 million increase in allocated corporate and shared costs principally due to earlier technology development and marketing costs, $7.2 million in payroll taxes associated with seasonal stock option exercises compared to virtually none last year, a $1.7 million increase in office, facility and equipment costs, and $1.0 million in higher tuition tax school wages. The increase in technology and marketing costs is partly attributable to earlier preparation and operational readiness for the upcoming tax season. This early preparation should result in reduced levels of spending during the remainder of the year. Amortization expense benefited from the early adoption of SFAS No. 141 and 142, resulting in lower amortization of goodwill when compared to the prior year by $2.8 million. Additionally, depreciation and amortization expense was lower by $0.9 million this year due to certain assets becoming fully depreciated at the end of the prior fiscal year.

The pretax loss of $104.2 million for the quarter ended October 31, 2001 increased 21.6% from a loss of $85.7 million in the same period a year ago. EBITDA decreased $21.3 million to a negative $92.3 million in the second quarter of fiscal year 2002.

Due to the seasonal nature of this segment's business, second quarter results are not indicative of the expected results for the entire fiscal year.

U.S. Tax Operations - Three-month comparison to preceding quarter
--------------------------------------------------------------------------------



                                                     Fiscal Year                        Variance
                                                     -----------                        --------
                                                    2002 Quarter                     Better/(worse)
                                                    ------------                     --------------
                                              2nd                1st                 $             %
                                              ---                ---                 -             -

Tax preparation and related fees           $  11,396          $  11,348          $      48         0.4%
Royalties                                      1,470              1,096                374        34.1%
RAL participation fees                            14                282               (268)      -95.0%
Software sales                                   722                773                (51)       -6.6%
Other                                         14,413              6,480              7,933       122.4%
                                           ---------          ---------          ---------
    Total revenues                            28,015             19,979              8,036        40.2%
                                           =========          =========          =========

Compensation & benefits                       34,491             23,069            (11,422)      -49.5%
Occupancy & equipment                         33,828             33,126               (702)       -2.1%
Depreciation & amortization                    7,429              7,304               (125)       -1.7%
Cost of software sales                           452                319               (133)      -41.7%
Bad debt expense                              (1,042)               881              1,923          --
Supplies, freight & postage                    3,151              1,536             (1,615)     -105.1%
Other                                         15,098              8,947             (6,151)      -68.8%
Allocated corporate & shared costs            38,833             25,965            (12,868)      -49.6%
                                           ---------          ---------          ---------
    Total expenses                           132,240            101,147            (31,093)      -30.7%
                                           ---------          ---------          ---------
Pretax loss                                $(104,225)         $ (81,168)         $ (23,057)      -28.4%
                                           =========          =========          =========




--------------------------------------------------------------------------------

Tax preparation and related fees of $11.4 million during the three months ended October 31, 2001 were slightly better than the three months ended July 31, 2001. This increase was attributable to a 27.5% decrease in company-owned returns prepared offset by a similar increase in the average charge on those returns. Company-owned tax returns prepared during the second quarter of fiscal 2002 were 65 thousand compared to 90 thousand tax returns prepared during the first quarter. The average charge earned during the second quarter was $181.33 compared to $144.49 earned the first quarter. Decreases in tax returns prepared during the second quarter compared to the first quarter are normal, as is the increase in average charge. More returns are normally prepared in the first quarter due to the August due date for the filing of individual tax returns for which an automatic extension of time to file was obtained.

Tuition tax school fees, included in other revenues, increased $6.3 million during the three months ended October 31, 2001 compared to the three months ended July 31, 2001. The second quarter of each fiscal year is when the majority of tuition tax school classes commence and fees are collected.

Total expenses increased 30.7% to $132.2 million during the three months ended October 31, 2001 compared to the three months ended July 31, 2001. This increase is due to the following: (1) a $12.9 million increase in allocated corporate and shared costs primarily related to investments in technology and marketing in preparation for the upcoming tax season, (2) a $7.2 million increase in payroll taxes associated with seasonal stock option exercises (seasonal stock options can only be exercised September through November of each year), (3) a $4.1 million increase in marketing and advertising costs related to tuition tax schools, (4) a $3.6 million increase in wages associated with tuition tax schools, (5) a $1.4 million increase in supplies associated with tuition tax schools and general usage and (6) a $1.2 million increase in travel and related costs associated with a national sales meeting. Offsetting these increases were lower production wages, bad debt and bank service fees.

The pretax loss for the three months ended October 31, 2001 was $104.2 million; an increase of 28.4% compared to the pretax loss of $81.2 million for the three months ended July 31, 2001. EBITDA decreased $23.1 million to a negative $92.3 million in the second quarter of fiscal year 2002 compared to a negative $69.2 million in the first quarter.

U.S. Tax Operations - Six-month comparison to prior year
--------------------------------------------------------------------------------


                                                 Six months ended                       Variance
                                                 ----------------                       --------
                                                   October 31,                       Better/(worse)
                                                   -----------                       --------------
                                             2001               2000                $                %
                                             ----               ----                -                -

Tax preparation and related fees           $  22,744          $  17,348          $   5,396          31.1%
Royalties                                      2,566              2,525                 41           1.6%
RAL participation fees                           296                200                 96          48.0%
Software sales                                 1,495              1,115                380          34.1%
Other                                         20,893             16,565              4,328          26.1%
                                           ---------          ---------          ---------
    Total revenues                            47,994             37,753             10,241          27.1%
                                           =========          =========          =========

Compensation & benefits                       57,560             47,151            (10,409)        -22.1%
Occupancy & equipment                         66,954             63,447             (3,507)         -5.5%
Depreciation & amortization                   14,733             22,835              8,102          35.5%
Cost of software sales                           771                633               (138)        -21.8%
Bad debt expense                                (161)               400                561            --
Supplies, freight & postage                    4,687              3,942               (745)        -18.9%
Other                                         24,045             23,193               (852)         -3.7%
Allocated corporate & shared costs            64,798             47,438            (17,360)        -36.6%
                                           ---------          ---------          ---------
    Total expenses                           233,387            209,039            (24,348)        -11.7%
                                           ---------          ---------          ---------
Pretax loss                                $(185,393)         $(171,286)         $ (14,107)         -8.2%
                                           =========          =========          =========

----------------------------------------------------------------------------------------------------------------

Tax preparation and related fees increased 31.1% to $22.7 million during the six months ended October 31, 2001 compared to the six months ended October 31, 2000. This increase is primarily attributable to a 6.3% increase in company-owned returns prepared combined with a 21.7% increase in the average charge on those returns. Company-owned tax returns prepared during the six months ended October 31, 2001 were 155 thousand compared to 146 thousand tax returns prepared during the same period last year. The average charge earned during the six months ended October 31, 2001 was $159.98 compared to $131.46 earned last year.

Tuition tax school fees, included in other revenues, increased $800 thousand to $7.6 million during the six months ended October 31, 2001 over the six months ended October 31, 2000. This 11.8% increase in tuition tax school fees is due to a 14.5% increase in enrollments this year.

Other revenues (excluding tuition tax school fees) of $13.3 million increased $3.5 million, or 35.7% compared to the six months ended October 31, 2000. This increase is due to an increase of $3.1 million in deferred Peace of Mind revenue recognized due to increased unit sales.

Total expenses increased 11.7% to $233.4 million during the six months ended October 31, 2001 compared to the six months ended October 31, 2000. This increase is due to an increase of $17.4 million in allocated and shared costs primarily related to earlier technology development and marketing costs, a $7.2 million increase in payroll taxes associated with seasonal stock option exercises (there were virtually no seasonal exercises during the six months ended October 31, 2000), a $3.1 million increase in office rent and facility expenses, and a $1.1 million increase in wages associated with tuition tax schools. The increase in technology and marketing costs is partly attributable to earlier preparation and operational readiness for the upcoming tax season. This early preparation should result in reduced levels of spending during the remainder of the year. Offsetting these increases were lower depreciation and amortization expenses of $8.1 million due to certain assets becoming fully depreciated at the end of the prior fiscal year and the early adoption of SFAS No. 141 and 142, resulting in the elimination of goodwill amortization.

The pretax loss for the six months ended October 31, 2001 was $185.4 million, an increase of 8.2% compared to the pretax loss of $171.3 million for the six months ended October 31, 2000. EBITDA decreased $20.4 million to a negative $161.6 million for the six months ended October 31, 2001 compared to a negative $141.1 million last year.

INTERNATIONAL TAX OPERATIONS

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

International Tax Operations - Three-month comparison to prior year
--------------------------------------------------------------------------------


                                               Three months ended                     Variance
                                               ------------------                     --------
                                                  October 31,                      Better/(worse)
                                                  -----------                      --------------
                                             2001              2000                $              %
                                             ----              ----                -              -

Canada                                     $  2,400          $  2,539          $   (139)        -5.5%
Australia                                    10,947            11,790              (843)        -7.2%
United Kingdom                                  239               409              (170)       -41.6%
Overseas franchises                             123               161               (38)       -23.6%
                                           --------          --------          --------
    Total revenues                           13,709            14,899            (1,190)        -8.0%
                                           ========          ========          ========

Canada                                       (4,018)           (4,638)              620         13.4%
Australia                                     4,160             4,933              (773)       -15.7%
United Kingdom                                 (396)             (419)               23          5.5%
Overseas franchises                            (160)              (48)             (112)      -233.3%
Allocated corporate & shared costs             (577)             (679)              102         15.0%
                                           --------          --------          --------
Pretax loss                                $   (991)         $   (851)         $   (140)       -16.5%
                                           ========          ========          ========

--------------------------------------------------------------------------------

Revenues decreased by 8.0% to $13.7 million from $14.9 million last year. The pretax loss increased by 16.5% to a loss of $991 thousand from $851 thousand last year.

The improved performance in Canada is primarily attributed to better business management and cost control.

The Australian results were negatively impacted by unfavorable exchange rates and a reduction of .3% in returns prepared for the same quarter last year.

The United Kingdom pretax loss improved by 5.5% due to the closure of unprofitable offices during the first quarter of fiscal year 2002.

The overseas franchise pretax profit decreased by 233.3%. This is driven by the return to normal historical business levels after the introduction of the child tax credit in Puerto Rico in the prior year.

International tax operations' EBITDA declined $737 thousand to a negative $229 thousand from a positive $508 thousand in the prior year second quarter.

International Tax Operations - Three-month comparison to preceding quarter
--------------------------------------------------------------------------------

                                                   Fiscal Year                        Variance
                                                   -----------                        --------
                                                  2002 Quarter                     Better/(worse)
                                                  ------------                     --------------
                                              2nd              1st                 $              %
                                              ---              ---                 -              -

Canada                                     $  2,400          $  3,257          $   (857)        -26.3%
Australia                                    10,947               543            10,404             -
United Kingdom                                  239               632              (393)        -62.2%
Overseas franchises                             123               400              (277)        -69.3%
                                           --------          --------          --------
    Total revenues                           13,709             4,832             8,877         183.7%
                                           ========          ========          ========

Canada                                       (4,018)           (3,446)             (572)        -16.6%
Australia                                     4,160            (1,650)            5,810            --
United Kingdom                                 (396)             (179)             (217)       -121.2%
Overseas franchises                            (160)              181              (341)           --
Allocated corporate & shared costs             (577)             (559)              (18)         -3.2%
                                           --------          --------          --------
Pretax loss                                $   (991)         $ (5,653)         $  4,662          82.5%
                                           ========          ========          ========

--------------------------------------------------------------------------------

Revenues increased 183.7% to $13.7 million from $4.8 million in the first quarter. The increase is driven by the beginning of the Australian tax season during this quarter.

The pretax loss improved by 82.5% to a loss of $991 thousand. This is primarily driven by the beginning of the Australian tax season during the second quarter. The timing of certain expenses in Canadian operations and the return to normal historical business levels in the overseas franchise group partially offset the increase from Australia operations.

International tax operations' EBITDA improved 95.3% to a negative $229 thousand from a negative $4.9 million in the first quarter of fiscal 2002.

International Tax Operations - Six-month comparison to prior year
--------------------------------------------------------------------------------



                                                Six months ended                      Variance
                                                ----------------                      --------
                                                   October 31,                     Better/(worse)
                                                   -----------                     --------------
                                             2001              2000                $             %
                                             ----              ----                -             -

Canada                                     $  5,657          $  5,834          $   (177)        -3.0%
Australia                                    11,490            12,385              (895)        -7.2%
United Kingdom                                  871             1,047              (176)       -16.8%
Overseas franchises                             523               532                (9)        -1.7%
                                           --------          --------          --------
    Total revenues                           18,541            19,798            (1,257)        -6.4%
                                           ========          ========          ========

Canada                                       (7,464)           (9,140)            1,676         18.3%
Australia                                     2,510             3,494              (984)       -28.2%
United Kingdom                                 (575)             (591)               16          2.7%
Overseas franchises                              21               142              (121)       -85.2%
Allocated corporate & shared costs           (1,136)           (1,111)              (25)        -2.3%
                                           --------          --------          --------
Pretax loss                                $ (6,644)         $ (7,206)         $    562          7.8%
                                           ========          ========          ========

--------------------------------------------------------------------------------

Revenues decreased by 6.4% to $18.5 million from $19.8 million last year. The decrease was largely driven by unfavorable changes in currency exchange rates primarily in Australia and also in Canada.

Pretax loss improved 7.8% to a loss of $6.6 million from $7.2 million last year.

The improved performance in Canada is attributed to better business management and cost control mainly related to facilities costs.

The Australian results were negatively affected by unfavorable changes in currency exchange rates, a poor beginning of the tax season and additional costs attributed to the opening of thirteen new offices in July.

The United Kingdom pretax loss decreased by 2.7%. This is being driven by the closure of unprofitable offices.

The overseas franchise pretax profit decreased by 85.2%. This is driven by the return to normal historical business levels after the introduction of the child tax credit program last year.

MORTGAGE OPERATIONS

Through Option One Mortgage Corporation and H&R Block Mortgage Corporation, this segment offers a wide range of home mortgage products. This segment is primarily engaged in the origination, servicing, and sale of nonconforming and conforming mortgage loans. This segment mainly offers, through a network of mortgage brokers, a flexible product line to borrowers who are creditworthy but do not meet traditional underwriting criteria. Conforming mortgage loan products, as well as the same flexible product line available through brokers, are offered through some H&R Block Financial Advisors branch offices and H&R Block Mortgage Corporation retail offices.

Mortgage Operations - Three-month comparison to prior year
--------------------------------------------------------------------------------



                                                    Three months ended                    Variance
                                                    ------------------                    --------
                                                       October 31,                     Better/(worse)
                                                       -----------                     --------------
                                                  2001             2000               $                %
                                                  ----             ----               -                -

Interest income                                 $ 27,995         $  5,941         $ 22,054           371.2%
Loan servicing income                             33,570           26,566            7,004            26.4%
Gain on sale of mortgage loans                   118,186           50,792           67,394           132.7%
Other                                              1,070            1,391             (321)          -23.1%
                                                --------         --------         --------
    Total revenues                               180,821           84,690           96,131           113.5%
                                                ========         ========         ========

Compensation & benefits                           42,695           28,608          (14,087)          -49.2%
Variable servicing & processing                   15,510            8,990           (6,520)          -72.5%
Occupancy & equipment                              7,581            5,616           (1,965)          -35.0%
Interest expense                                   1,394              714             (680)          -95.2%
Bad debt expense                                   5,450            5,550              100             1.8%
Amortization of acquisition intangibles               --            3,395            3,395           100.0%
Other                                             14,478           10,744           (3,734)          -34.8%
Allocated corporate & shared costs                   522              640              118            18.4%
                                                --------         --------         --------
    Total expenses                                87,630           64,257          (23,373)          -36.4%
                                                --------         --------         --------
Pretax earnings                                 $ 93,191         $ 20,433         $ 72,758           356.1%
                                                ========         ========         ========

-------------------------------------------------------------------------------------------------------------


Revenues increased by 113.5% for the three months ended October 31, 2001 compared to the same period last year. The increase is primarily due to an increase in production volume, higher excess retained interest spread earned, a favorable secondary market environment and a larger servicing portfolio. Revenues related to the sale of mortgage loans increased by $67.4 million over the prior year period resulting from a significant increase in loan origination volume, as well as better pricing execution on mortgage loan sales. During the three months ended October 31, 2001, the Company originated $2.6 billion in mortgage loans compared to $1.5 billion for the same period last year, an increase of 76.3%. The increase in loan production is a result of an increase in the average loan size, an increase in the size of the sales force, an improvement in the closing ratio and to a lesser extent, the declining interest rate environment. For non-prime production, the percentage of loan refinancing to total loan origination has not changed significantly as a result of the decline in interest rates. One of the Company's key cross-sell initiatives related to retail mortgage operations resulted in 61.9% of all retail loans, and 9.6% of all loans originated during the second quarter this year coming from H&R Block tax clients. The total execution price representing gain on sale of mortgage loans for the three months ending October 31, 2001 was 5.08% compared to 3.53% for the same period last year. The better execution pricing is partially attributable to the declining interest rate environment that has the effect of widening spreads on mortgage loan sales. Interest income for the three months ended October 31, 2001 totaled $28.0 million, an increase of $22.1 million over the comparable prior year period. This increase is primarily the result of the declining interest rate environment since new non-prime loan originations are far less sensitive to such declines as compared to the interest rates charged on the related borrowings, which directly reflect changes in market interest rates and therefore improves the excess retained interest spread earned. The excess retained interest spread for the three months ended October 31, 2001 was 5.21% compared to 2.41% for the same period last year. Servicing revenues increased by 26.4% to $33.6 million for the three months ended October 31, 2001, as compared to the same period last year. The increase reflects a higher loan servicing portfolio balance and an increase in servicing operations efficiencies. The average servicing portfolio for the three-month period ended October 31, 2001 increased to $20.2 billion from $14.8 billion for the same period last year.

Pretax earnings increased by $72.8 million or 356.1%, to $93.2 million for the three months ended October 31, 2001. The improved performance is primarily due to the increase in revenues as discussed above. In addition, the higher loan volumes helped drive a decline in the net cost of origination due to process efficiencies and economies of scale, significantly improving the pretax margin. The second quarter also benefited from the adoption of SFAS 141 and 142 by eliminating amortization of goodwill, which totaled $3.4 million in the prior year's second quarter. Mortgage operations operating profit margin of 3.52% improved 193 basis points from 1.59% in the prior year. The operating profit margin is defined as pretax earnings before goodwill amortization divided by mortgage fundings. Mortgage operations EBITDA increased by $70.7 million to $96.9 million in the second quarter of fiscal 2002.


Mortgage Operations - Three-month comparison to preceding quarter
--------------------------------------------------------------------------------

                                                       Fiscal Year                       Variance
                                                       -----------                       --------
                                                      2002 Quarter                    Better/(worse)
                                                      ------------                    --------------
                                                   2nd              1st               $              %
                                                   ---              ---               -              -

Interest income                                 $ 27,995         $ 19,194         $  8,801         45.9%
Loan servicing income                             33,570           32,473            1,097          3.4%
Gain on sale of mortgage loans                   118,186           96,234           21,952         22.8%
Other                                              1,070              424              646        152.4%
                                                --------         --------         --------
    Total revenues                               180,821          148,325           32,496         21.9%
                                                ========         ========         ========

Compensation & benefits                           42,695           41,772             (923)        -2.2%
Variable servicing & processing                   15,510           11,520           (3,990)       -34.6%
Occupancy & equipment                              7,581            6,037           (1,544)       -25.6%
Interest expense                                   1,394            1,795              401         22.3%
Bad debt expense                                   5,450            6,616            1,166         17.6%
Amortization of acquisition intangibles               --               --               --           --
Other                                             14,478           13,526             (952)        -7.0%
Allocated corporate & shared costs                   522              280             (242)       -86.4%
                                                --------         --------         --------
    Total expenses                                87,630           81,546           (6,084)        -7.5%
                                                --------         --------         --------
Pretax earnings                                 $ 93,191         $ 66,779         $ 26,412         39.6%
                                                ========         ========         ========

--------------------------------------------------------------------------------

Revenues increased by 21.9% for the three months ended October 31, 2001 compared to the first quarter of fiscal 2002. The increase is primarily due to a favorable secondary market environment. Revenues related to the sale of mortgage loans increased by $22.0 million over the first quarter period resulting from a significant increase in pricing execution on mortgage loan sales. The total execution price representing gain on sale of mortgage loans for the three months ending October 31, 2001 was 5.08% compared to 3.82% for the three months ending July 31, 2001. The better execution pricing is partially attributable to the declining interest rate environment that has the effect of widening spreads on mortgage loan sales.

Pretax earnings increased by $26.4 million or 39.6%, to $93.2 million for the three months ended October 31, 2001. The improved performance is primarily due to the increase in revenues as discussed above. Mortgage operations operating profit margin of 3.52% improved 97 basis points from 2.55% in the first quarter of fiscal 2002. Mortgage operations EBITDA increased by $27.0 million to $96.9 million in the second quarter of fiscal 2002.


Mortgage Operations - Six-month comparison to prior year
--------------------------------------------------------------------------------



                                                      Six months ended                       Variance
                                                      ----------------                       --------
                                                        October 31,                       Better/(worse)
                                                        -----------                       --------------
                                                  2001               2000               $                 %
                                                  ----               ----               -                 -

Interest income                                 $  47,189         $  14,583         $  32,606           223.6%
Loan servicing income                              66,043            49,502            16,541            33.4%
Gain on sale of mortgage loans                    214,420            99,639           114,781           115.2%
Other                                               1,494             1,566               (72)           -4.6%
                                                ---------         ---------         ---------
    Total revenues                                329,146           165,290           163,856            99.1%
                                                =========         =========         =========

Compensation & benefits                            84,467            54,921           (29,546)          -53.8%
Variable servicing & processing                    27,030            16,898           (10,132)          -60.0%
Occupancy & equipment                              13,618            11,025            (2,593)          -23.5%
Interest expense                                    3,189             4,087               898            22.0%
Bad debt expense                                   12,066             8,193            (3,873)          -47.3%
Amortization of acquisition intangibles                --             6,789             6,789           100.0%
Other                                              28,004            20,477            (7,527)          -36.8%
Allocated corporate & shared costs                    802               937               135            14.4%
                                                ---------         ---------         ---------
    Total expenses                                169,176           123,327           (45,849)          -37.2%
                                                ---------         ---------         ---------
Pretax earnings                                 $ 159,970         $  41,963         $ 118,007           281.2%
                                                =========         =========         =========

--------------------------------------------------------------------------------

Revenues increased by 99.1% for the six months ended October 31, 2001 compared to the same period last year. The increase is primarily due to an increase in production volume, higher excess retained interest spread earned, a favorable secondary market environment and a larger servicing portfolio. Revenues related to the sale of mortgage loans increased by $114.8 million over the prior year period resulting from a significant increase in loan origination volume, as well as better pricing execution on mortgage loan sales. During the six months ended October 31, 2001 the Company originated $5.3 billion in mortgage loans compared to $2.9 billion for the same period last year, an increase of 82.5%. The increase in loan production is a result of an increase in the average loan size, an increase in the size of the sales force, an improvement in the closing ratio and to a lesser extent, the declining interest rate environment. For non-prime production, the percentage of loan refinancing to total loan origination has not changed significantly as a result of the decline in interest rates. One of the Company's key cross-sell initiatives related to retail mortgage operations resulted in 61.5% of all retail loans, and 10.0% of all loans originated during the six months this year coming from H&R Block tax clients. The total execution price representing gain on sale of mortgage loans for the six months ending October 31, 2001 was 4.54% compared to 3.22% for the same period last year. The better execution pricing is partially attributable to the declining interest rate environment that has the effect of widening spreads on mortgage loan sales. Interest income for the six months ended October 31, 2001 totaled $47.2 million, an increase of $32.6 million over the comparable prior year period. This increase is primarily the result of the declining interest rate environment since new non-prime loan originations are far less sensitive to such declines as compared to the interest rates charged on the related borrowings, which directly reflect changes in market interest rates and therefore improves the excess retained interest spread earned. The excess retained interest spread for the six months ended October 31, 2001 was 5.08% compared to 2.37% for the same period last year. Servicing revenues increased by 33.4% to $66.0 million for the six months ended October 31, 2001, as compared to the same period last year. The increase reflects a higher loan servicing portfolio balance and an increase in servicing operations efficiencies. The average servicing portfolio for the six-month period increased to $19.5 billion from $13.0 billion for the same period last year.

Pretax earnings increased by $118.0 million or 281.2%, to $160.0 million for the six months ended October 31, 2001. The improved performance is primarily due to the increase in revenues as discussed above. In addition, the higher loan volumes helped drive a decline in the net cost of origination due to process efficiencies and economies of scale, significantly improving the pretax margin. The six months ended October 31, 2001 also benefited from the adoption of SFAS 141 and 142 by eliminating amortization of goodwill, which totaled $6.8 million in the prior year comparable six-month period. Mortgage operations operating profit margin of 3.04% improved 135 basis points from 1.69% in the prior year. Mortgage operations EBITDA increased by $113.6 million to $166.9 million in the first six months of fiscal 2002 compared to the same period in fiscal 2001.

INVESTMENT SERVICES

This segment is primarily engaged in offering investment advice and services through H&R Block Financial Advisors, Inc., a full-service securities broker. Financial planning and investment advice and services are offered through H&R Block Financial Advisors branch offices, and stocks, bonds, mutual funds and other products and securities are offered through a nationwide network of registered representatives at the same locations.

Investment Services - Three-month comparison to prior year
--------------------------------------------------------------------------------



                                                     Three months ended                   Variance
                                                     ------------------                   --------
                                                         October 31,                   Better/(worse)
                                                         -----------                   --------------
                                                  2001              2000              $              %
                                                  ----              ----              -              -

Commission & fee income                         $ 41,375          $ 65,348         $(23,973)      -36.7%
Margin interest income                            17,222            59,507          (42,285)      -71.1%
Other                                              6,230             6,718             (488)       -7.3%
                                                --------          --------         --------
    Total revenues                                64,827           131,573          (66,746)      -50.7%
                                                ========          ========         ========

Compensation & benefits                           33,155            43,365           10,210        23.5%
Interest expense                                   4,267            33,381           29,114        87.2%
Occupancy & equipment                              7,412             6,780             (632)       -9.3%
Depreciation & amortization                        4,803             4,536             (267)       -5.9%
Commission, floor brokerage & fees                 1,802             3,043            1,241        40.8%
Amortization of acquisition intangibles            7,381            11,456            4,075        35.6%
Other                                             13,414            16,905            3,491        20.7%
Allocated corporate & shared costs                 1,728               328           (1,400)     -426.8%
                                                --------          --------         --------
    Total expenses                                73,962           119,794           45,832        38.3%
                                                --------          --------         --------
Pretax earnings (loss)                          $ (9,135)         $ 11,779         $(20,914)         --
                                                ========          ========         ========

--------------------------------------------------------------------------------

Investment services revenue for the second quarter of fiscal year 2002 compared to the second quarter of 2001 decreased 50.7% to $64.8 million from $131.6 million. The overall decrease in revenues can be attributed primarily to bearish market conditions. The economy began to slow down in the summer of 2000 and continued to decline in the winter months and into calendar year 2001. The September 11th tragedies exacerbated the decline in investor confidence. As a result of this tragedy, the exchanges were closed for four days.

Pretax results for Investment services for the second quarter of fiscal year 2002, compared to 2001 decreased $20.9 million to a loss of $9.1 million from pretax earnings of $11.8 million. The decrease in pretax results is primarily attributed to the decline in customer trading and customer margin activity. Total expenses decreased by 38.3% to $74.0 million from $119.8 million. As a result of the adoption of SFAS 141 and 142, Investment services amortization of acquired intangible assets declined by $4.1 million.

Trading Volume. Similar to the rest of the industry, Investment services has been experiencing a decline in trading volume. Total customer trades for the second quarter of fiscal year 2002 were 377,094, whereas in the previous year's second quarter the total customer trades were 626,436, a decline of 39.8%. As a result, commission and fee income decreased 36.7% to $41.4 million from $65.3 million. The average commission per trade declined 10.4% from $70.52 to $63.17, reflecting lower dollar volume trades as compared to the previous year's similar time period.

Margin Lending. Due to declining securities values and investor uncertainty, which has increased due to the September 11th tragedies, customer margin balances have significantly declined. Balances fell from an average of $2.7 billion in the second quarter of 2001 to an average of $1.1 billion for the same time period for 2002. The decrease in margin interest revenue was primarily attributed to the decline in margin balances and to a lesser extent, lower interest rates. At the end of the second quarter of fiscal 2002, the Federal Funds Rate declined 400 basis points to 2.5% from 6.5% at the end of the second quarter of fiscal 2001. Net interest margin, defined as interest earned on the average margin loan balance less the cost of funding those loans, declined from 1.77% for the three months ending October 2000 to 1.08% for the three months ending October 2001, as interest rates have fallen and compressed spreads.

Principal Trading. Decimalization replaced fractional trading for listed equities on January 29, 2001 and for Nasdaq equities on April 9, 2001. The impact of decimalization has reduced the dealer spread between the bid and ask prices, reducing revenue opportunities. Overall principal trading revenue, including equities, fixed income trading, underwriting, and unit investment trusts, decreased 22.2% to $11.9 million. Underwriting revenues increased by $3.5 million or 224.2% from the previous second quarter, primarily due to increased demand for Trust Preferred Debt Securities. More clients have shown a greater interest in fixed rate capital securities due to the current equity market conditions. More than offsetting this increase was a $4.8 million decline in equity unit investment trusts (UIT) and a decline of $4.4 million in equity trading. Client demand for equity UITs fell as many equity UITs have taken sharp down turns from initial offering prices in late fiscal 2000 and early fiscal 2001.

Interest Expenditures. The largest decrease in expenses for the second quarter of fiscal year 2002, as compared to the second quarter of 2001, was interest expense. Interest expense decreased 87.2% to $4.3 million from $33.4 million. Interest expense is mainly comprised of interest paid on customer credit balances and interest paid for securities lending, which is used to finance customer margin balances. Interest paid on customer credit balances decreased 62.1% to $3.2 million from $8.5 million. The decrease is due to smaller customer balances and lower interest rates. Balances fell from an average of $915.7 million in the second quarter of 2001 to an average of $755.9 million for the same time period for 2002, a decline of 17.5%. Interest paid on securities lending decreased 95.8% to $1.0 million from $24.9 million. In addition to a decline in interest rates, the lower interest expense is attributable to the decline in customer margin balances. Since stock loans are used to finance the margin-lending portfolio, shrinkage has reduced the need for this financing.

Fixed Expenses. Investment services is in the midst of re-engineering and consolidation efforts (with corporate departments). These efforts are focused on building a stronger, more effective organization that will be better prepared to respond to marketplace changes and provide clients with the value they are demanding. As a result of these efforts, a reduction in workforce occurred in October 2001 and the Company incurred severance charges of approximately $1.7 million.

Products. Continuing efforts to become an advisory-based relationship provider, a number of key initiatives occurred despite the difficult financial and market environment. Annuities were added to the product line beginning in January 2001. For the second quarter of 2002, annuity revenue was $563 thousand. The Company currently conducts annuity business in twelve states, but is licensed in thirty-one states, and will continue to add additional states to distribute the product. In the fall of 2000, the Company began offering online accounts to its customers. The number of online trades represented 6.6% of total trades for the quarter ended October 31, 2001. Accounts with cash management features like the VISA Gold ATM/Check card, which offers customers the choice of a 1% cash rebate on every VISA Gold purchase or airline miles that can be redeemed on any airline, were offered for the first time in July. In the third quarter of fiscal 2002, the Company will be launching fee-based services. The Investment services segment has yet to experience significant revenues from the majority of these initiatives.

Investment services EBITDA declined to $3.6 million in the second quarter of fiscal 2002 from $28.4 million in the same period last year.

Investment Services - Three-month comparison to preceding quarter
--------------------------------------------------------------------------------



                                                        Fiscal Year                       Variance
                                                        -----------                       --------
                                                       2002 Quarter                    Better/(worse)
                                                       ------------                    --------------
                                                   2nd              1st                $            %
                                                   ---              ---                -            -

Commission & fee income                         $ 41,375          $ 41,776          $   (401)      -1.0%
Margin interest income                            17,222            21,955            (4,733)     -21.6%
Other                                              6,230             5,194             1,036       20.0%
                                                --------          --------          --------
    Total revenues                                64,827            68,925            (4,098)      -6.0%
                                                ========          ========          ========

Compensation & benefits                           33,155            31,500            (1,655)      -5.3%
Interest expense                                   4,267             6,645             2,378       35.8%
Occupancy & equipment                              7,412             7,689               277        3.6%
Depreciation & amortization                        4,803             4,982               179        3.6%
Commission, floor brokerage & fees                 1,802             1,620              (182)     -11.2%
Amortization of acquisition intangibles            7,381             7,381                --         --
Other                                             13,414            13,137              (277)      -2.1%
Allocated corporate & shared costs                 1,728             2,069               341       16.5%
                                                --------          --------          --------
    Total expenses                                73,962            75,023             1,061        1.4%
                                                --------          --------          --------
Pretax loss                                     $ (9,135)         $ (6,098)         $ (3,037)     -49.8%
                                                ========          ========          ========

--------------------------------------------------------------------------------------------------------------------


Investment services revenue for the second quarter of fiscal year 2002 compared to the first quarter of 2002 decreased 6.0% to $64.8 million from $68.9 million. The overall decrease in revenues can be attributed primarily to bearish market conditions. The economy began to slow down in the summer of 2000 and continued to decline in the winter months and into calendar year 2001. The September 11th tragedies exacerbated the decline in investor confidence. As a result of this tragedy, the exchanges were closed for four days.

The pretax loss for Investment services for the second quarter of fiscal year 2002, compared to first quarter of 2002 increased 49.8% to a loss of $9.1 million from a loss of $6.1 million. The increase is primarily attributed to the decline in customer trading and customer margin activity. Total expenses decreased by 1.4% to $74.0 million from $75.0 million.

Trading Volume. Similar to the rest of the industry, Investment services has been experiencing a decline in trading volume. Total customer trades for the second quarter of fiscal year 2002 were 377,094, whereas in the first quarter the total customer trades were 389,343, a decline of 3.1%. As a result, commission and fee income decreased 1.0% to $41.4 million from $41.8 million. The average commission per trade increased 1.4% from $62.29 to $63.17. Commission rates charged to customers increased in September 2000, February 2001, and also in October 2001.

Margin Lending. Due to declining securities values and investor uncertainty, which has increased due to the September 11th tragedies, customer margin balances have declined. Balances fell from an average of $1.3 billion in the first quarter of 2002 to an average of $1.1 billion in the second quarter. The decrease in margin interest revenue was primarily attributed to the decline in margin balances and to a lesser extent lower interest rates. At the end of the second quarter, the Federal Funds Rate was 2.5%, a decrease of 125 basis points from 3.75% at the end of the first quarter. Net interest margin, defined as interest earned on the average margin loan balance less the cost of funding those loans, declined from 1.57% to 1.08% from the end of the first quarter of 2002 to the end of the second quarter of 2002, as interest rates have fallen and compressed spreads.

Principal Trading. Decimalization replaced fractional trading for listed equities on January 29, 2001 and for Nasdaq equities on April 9, 2001. The impact of decimalization has reduced the dealer spread between the bid and ask prices, reducing revenue opportunities. Overall principal trading revenue, including equities, fixed income trading, underwriting, and unit investment trusts, decreased 10.4% to $11.9 million. Underwriting revenues increased by $1.1 million or 26.2% from the first quarter of 2002, primarily due to increased demand for Trust Preferred Debt Securities. More clients have shown a greater interest in fixed rate capital securities due to the current equity market conditions. More than offsetting this increase was a $2.4 million decline in fixed income trading.

Interest Expenditures. The largest decrease in expenses for the second quarter of fiscal year 2002, as compared to the first quarter of 2002, was interest expense. Interest expense decreased 35.8% to $4.3 million from $6.6 million. Interest expense is mainly comprised of interest paid on customer credit balances and interest paid for securities lending, which is used to finance customer margin balances. Interest paid on customer credit balances decreased 27.4% to $3.2 million from $4.4 million. The decrease is due to smaller customer balances and lower interest rates. Balances fell from an average of $789.5 million in the first quarter of 2002 to an average of $755.9 million in the second quarter, a decline of 4.3%. Interest paid on securities lending decreased 53.4% to $1.0 million from $2.3 million. Since stock loans are used to finance the margin-lending portfolio, shrinkage has reduced the need for this financing.

Fixed Expenses. Investment services is in the midst of re-engineering and consolidation efforts (with corporate departments). These efforts are focused on building a stronger, more effective organization that will be better prepared to respond to marketplace changes and provide clients with the value they are demanding. As a result of these efforts, a reduction in workforce occurred in October 2001 and the Company incurred severance charges of approximately $1.7 million.

Investment services EBITDA declined to $3.6 million in the second quarter of fiscal 2002 from $6.8 million in the first quarter.

Investment Services - Six-month comparison to prior year
--------------------------------------------------------------------------------

                                                      Six months ended            Variance
                                                        October 31,            Better/(worse)
                                                      2001         2000         $          %
                                                   ---------    ---------   ---------    ------
Commission & fee income                            $  83,151    $ 130,136   $ (46,985)    -36.1%
Margin interest income                                39,177      118,544     (79,367)    -67.0%
Other                                                 11,424       13,560      (2,136)    -15.8%
                                                   ---------    ---------   ---------
    Total revenues                                   133,752      262,240    (128,488)    -49.0%
                                                   =========    =========   =========

Compensation & benefits                               64,655       84,029      19,374      23.1%
Interest expense                                      10,912       66,375      55,463      83.6%
Occupancy & equipment                                 15,101       13,994      (1,107)     -7.9%
Depreciation & amortization                            9,785        8,318      (1,467)    -17.6%
Commission, floor brokerage & fees                     3,422        6,580       3,158      48.0%
Amortization of acquisition intangibles               14,762       23,027       8,265      35.9%
Other                                                 26,551       29,791       3,240      10.9%
Allocated corporate & shared costs                     3,797        6,664       2,867      43.0%
                                                   ---------    ---------   ---------
    Total expenses                                   148,985      238,778      89,793      37.6%
                                                   ---------    ---------   ---------
Pretax earnings (loss)                             $ (15,233)   $  23,462   $ (38,695)       --
                                                   =========    =========   =========

--------------------------------------------------------------------------------

Investment services revenue for the first six months of fiscal year 2002 compared to the first six months of 2001 decreased 49.0% to $133.8 million from $262.2 million. The overall decrease in revenues can be attributed primarily to bearish market conditions. The economy began to slow down in the summer of 2000 and continued to decline in the winter months and into calendar year 2001. The September 11th tragedies exacerbated the decline in investor confidence. As a result of this tragedy, the exchanges were closed for four days.

Pretax results for Investment services for the first six months of fiscal year 2002 compared to 2001 decreased $38.7 million to a loss of $15.2 million from pretax earnings of $23.5 million. The decrease in pretax results is primarily attributed to the decline in customer trading and customer margin activity. Total expenses decreased by 37.6% to $149.0 million from $238.8 million. As a result of the adoption of SFAS 141 and 142, Investment services amortization of acquired intangible assets declined by $8.3 million.

Trading Volume. Similar to the rest of the industry, Investment services has been experiencing a decline in trading volume. Total customer trades for the first six months of 2002 were 766,437, whereas in the previous year's first six months the total customer trades were 1,272,913, a decline of 39.8%. As a result, commission and fee income decreased 36.1% to $83.2 million from $130.1 million. The average commission per trade declined 6.2% from $66.86 to $62.73, reflecting lower dollar volume trades as compared to the previous year's similar time period.

 Margin Lending. Due to declining securities values and investor uncertainty, which has increased due to the September 11th tragedies, customer margin balances have significantly declined. Balances fell from an average of $2.7 billion in the first six months of 2001 to an average of $1.2 billion for the same time period for 2002. The decrease in margin interest revenue was primarily attributed to the decline in margin balances and to a lesser extent, lower interest rates. At the beginning of the first quarter of fiscal 2001, the Federal Funds Rate was 6.0% and by the end of the second quarter of fiscal 2002, the Federal Funds Rate was 2.5%, which is a decrease of 350 basis points. Net interest margin, defined as interest earned on the average margin loan balance less the cost of funding those loans, declined from 1.69% for the six months ended October 2000 to 1.34% for the six months ended October 2001, as interest rates have fallen and compressed spreads.

Principal Trading. Decimalization replaced fractional trading for listed equities on January 29, 2001 and for Nasdaq equities on April 9, 2001. The impact of decimalization has reduced the dealer spread between the bid and ask prices, reducing revenue opportunities. Overall principal trading revenue, including equities, fixed income trading, underwriting, and unit investment trusts, decreased 25.9% to $25.1 million. Underwriting revenues increased by $7.3 million or 395.8% from the previous first six months, primarily due to increased demand for Trust Preferred Debt Securities. More clients have shown a greater interest in fixed rate capital securities due to the current equity market conditions. More than offsetting this increase was an $11.3 million decline in equity UITs and a decline of $8.0 million in equity trading. Client demand for equity UITs fell as many equity UITs have taken sharp down turns from initial offering prices in late fiscal 2000 and early fiscal 2001.

Interest Expenditures. The largest decrease in expenses for the first six months of fiscal year 2002, as compared to the first six months of 2001, was interest expense. Interest expense decreased 83.6% to $10.9 million from $66.4 million. Interest expense is mostly comprised of interest paid on customer credit balances and interest paid for securities lending, which is used to finance customer margin balances. Interest paid on customer credit balances decreased 55.0% to $7.7 million from $17.0 million. The decrease is due to smaller customer balances and lower interest rates. Balances fell from an average of $929.6 million in the first six months of fiscal 2001 to an average of $772.7 million for the same time period in fiscal 2002, a decline of 16.9%. Interest paid on securities lending decreased 93.3% to $3.3 million from $49.4 million. In addition to a decline in interest rates, the lower expense is attributable to the decline in customer margin balances. Since stock loans are used to finance the margin-lending portfolio, shrinkage has reduced the need for this financing.

Fixed Expenses. Investment services is in the midst of re-engineering and consolidation efforts (with corporate departments). These efforts are focused on building a stronger, more effective organization that will be better prepared to respond to marketplace changes and provide clients with the value they are demanding. As a result of these efforts, a reduction in workforce occurred in October 2001 and the Company incurred severance charges of approximately $1.7 million.

Products. Continuing efforts to become an advisory-based relationship provider, a number of key initiatives occurred despite the difficult financial and market environment. Annuities were added to the product line beginning in January 2001. For the first six months of fiscal 2002, annuity revenue was $1.1 million. The Company currently conducts annuity business in twelve states, but is licensed in thirty-one states, and will continue to add additional states to distribute the product. In the fall of 2000, the Company began offering online accounts to its customers. The number of online trades represented 6.6% of total trades during the six months ended October 31, 2001. Accounts with cash management features like the VISA Gold ATM/Check card, which offers customers the choice of a 1% cash rebate on every VISA Gold purchase or airline miles that can be redeemed on any airline, were offered for the first time in July. In the third quarter of fiscal 2002, the Company will be launching fee-based services. The Investment services segment has yet to experience significant revenues from the majority of these initiatives.

During the tax season, the Express IRA product was launched in six tax services regions, introducing new technology, sales activities, service functions and training across the tax services and HRBFA organizations. This product will be rolled out nationally for the 2002 tax season. Another key cross-organizational initiative was the creation and testing of the TPFA (Tax Preparer Financial Advisor) program. In its pilot year, 430 TPFAs, through the most recent tax season, cross-sold 3,000 investment-related accounts. In addition, tax client referrals to Investment services resulted in approximately 15,000 additional new accounts. Investment services plans to add another 600-800 TPFAs in fiscal 2002, bringing the total to approximately 1,000-1,200.

Investment services EBITDA declined to $10.4 million for the first six months of fiscal 2002 from $56.0 million last year.

BUSINESS SERVICES

This segment is primarily engaged in providing accounting, tax and consulting services to business clients and tax, estate planning, financial planning, wealth management and insurance services to individuals. Revenues from this segment are seasonal.

Business Services - Three-month comparison to prior year
--------------------------------------------------------------------------------

                                                   Three months ended              Variance
                                                        October 31,             Better/(worse)
                                                     2001       2000             $         %
                                                   --------   --------           -         -
Accounting, consulting & tax                       $ 79,059   $ 69,265       $  9,794     14.1%
Product sales                                         4,950      5,278           (328)    -6.2%
Management fee income                                 3,150      4,639         (1,489)   -32.1%
Other                                                 4,620       (915)         5,535       --
                                                   --------   --------       --------
    Total revenues                                   91,779     78,267         13,512     17.3%
                                                   ========   ========       ========

Compensation & benefits                              62,496     54,815         (7,681)   -14.0%
Occupancy & equipment                                 4,491      5,556          1,065     19.2%
Depreciation & amortization                           1,521      1,861            340     18.3%
Marketing & advertising                               1,307      1,247            (60)    -4.8%
Bad debt expense                                      1,617      2,427            810     33.4%
Amortization of acquisition intangibles               3,255      7,847          4,592     58.5%
Other                                                14,103      5,068         (9,035)  -178.3%
Allocated corporate & shared costs                      435        476             41      8.6%
                                                   --------   --------       --------
    Total expenses                                   89,225     79,297         (9,928)   -12.5%
                                                   --------   --------       --------

Pretax earnings (loss)                             $  2,554   $ (1,030)      $  3,584       --
                                                   ========   ========       ========

--------------------------------------------------------------------------------

Business services revenues of $91.8 million increased 17.3% from $78.3 million in the quarter ended October 31, 2000. This increase was due to the addition of new firms, wealth management services and revenue from tax consulting.

During the quarter, the segment acquired two accounting firms, which expanded its geographic coverage to the Seattle and San Francisco metropolitan areas. Additionally, the segment completed add-on acquisitions relating to existing offices in the New York City area and Dallas. The effect of these acquisitions completed during the quarter plus the current quarter revenues from acquisitions completed in fall 2000, net of the sale of assets of KSM Business Services, Inc. effected in December 2000, was to increase revenue by $7.2 million or 9.2%.

The Wealth Management services are part of a focus to provide a fully integrated approach to clients to further their business and personal financial objectives. Revenue from the initiative consists both of fees relating to assets managed for clients and also revenue from insurance carriers relating to alliances to provide life insurance solutions to clients.

Pretax results improved from a $1.0 million pretax loss in the quarter ended October 31, 2000 to $2.6 million pretax earnings for the quarter ended October 31, 2001. The pretax results comparison was positively affected by $5.0 million as a result of the adoption of SFAS 141 and 142, which eliminates the amortization of goodwill and intangible assets. Pretax earnings were reduced by $.9 million due to the off-season losses of firms acquired.

Business services EBITDA declined to $7.3 million from $8.7 million in the second quarter of last year.

During the third quarter of fiscal year 2002, the segment plans to acquire two new consulting firms. One of the firms is expected to expand valuation, merger and acquisition consulting capabilities and the other is expected to expand payroll and benefits processing capabilities. Both of these are fundamental to providing value-added services to capitalize on existing client relationships.

Due to the nature of this segment's business, revenues are seasonal, while expenses are relatively fixed throughout the year. Results for the second quarter are not indicative of the expected results for the entire fiscal year.


Business Services - Three-month comparison to preceding quarter
--------------------------------------------------------------------------------

                                                         Fiscal Year                Variance
                                                        2002 Quarter             Better/(worse)
                                                      2nd        1st             $          %
                                                      ---        ---             -          -

Accounting, consulting & tax                       $ 79,059   $ 64,901       $ 14,158     21.8%
Product sales                                         4,950      5,365           (415)    -7.7%
Management fee income                                 3,150      2,250            900     40.0%
Other                                                 4,620      7,466         (2,846)   -38.1%
                                                   --------   --------       --------
    Total revenues                                   91,779     79,982         11,797     14.8%
                                                   ========   ========       ========


Compensation & benefits                              62,496     58,163         (4,333)    -7.5%
Occupancy & equipment                                 4,491      5,419            928     17.1%
Depreciation & amortization                           1,521      2,102            581     27.6%
Marketing & advertising                               1,307      1,363             56      4.1%
Bad debt expense                                      1,617      3,011          1,394     46.3%
Amortization of acquisition intangibles               3,255      3,196            (59)    -1.9%
Other                                                14,103      8,597         (5,506)   -64.1%
Allocated corporate & shared costs                      435        302           (133)   -44.0%
                                                   --------   --------       --------
    Total expenses                                   89,225     82,153         (7,072)    -8.6%
                                                   --------   --------       --------
Pretax earnings (loss)                             $  2,554   $ (2,171)      $  4,725       --
                                                   ========   ========       ========

--------------------------------------------------------------------------------

Business services revenues of $91.8 million increased 14.8% from $80.0 million in the quarter ended July 31, 2001. This increase was due to a significant increase in tax consulting revenue over the prior quarter of approximately $8.0 million.

Revenue from core services and general consulting services remained relatively flat for the quarter compared to the previous quarter. The demand for services has remained stable despite the slowing economy.

Pretax results improved from a $2.2 million pretax loss in the quarter ended July 31, 2001 to pretax earnings of $2.6 million for the current quarter. This increase is due to the seasonal nature of the business, as revenues are greater in the second quarter while costs remain relatively fixed.

Business services EBITDA improved to $7.3 million from $3.1 million in the first quarter of fiscal 2002.

Business Services - Six-month comparison to prior year
--------------------------------------------------------------------------------

                                                   Six months ended              Variance
                                                      October 31,             Better/(worse)
                                                   2001        2000          $             %
                                                   ----        ----          -             -
Accounting, consulting & tax                    $ 143,960   $ 130,647    $  13,313       10.2%
Product sales                                      10,315       9,967          348        3.5%
Management fee income                               5,400       5,167          233        4.5%
Other                                              12,086       8,583        3,503       40.8%
                                                ---------   ---------    ---------
    Total revenues                                171,761     154,364       17,397       11.3%
                                                =========   =========    =========

Compensation & benefits                           120,659      95,241      (25,418)     -26.7%
Occupancy & equipment                               9,910      14,890        4,980       33.5%
Depreciation & amortization                         3,623       4,099          476       11.6%
Marketing & advertising                             2,670       2,766           96        3.5%
Bad debt expense                                    4,628       4,265         (363)      -8.5%
Amortization of acquisition intangibles             6,451      14,822        8,371       56.5%
Other                                              22,700      21,847         (853)      -3.9%
Allocated corporate & shared costs                    737         698          (39)      -5.6%
                                                ---------   ---------    ---------
    Total expenses                                171,378     158,628      (12,750)      -8.0%
                                                ---------   ---------    ---------
Pretax earnings (loss)                          $     383   $  (4,264)   $   4,647         --
                                                =========   =========    =========

--------------------------------------------------------------------------------

Business services revenues of $171.8 million increased 11.3% from $154.4 million in the prior year. This increase was due to the addition of new firms and revenue from Wealth Management services.

During the six-month period, the segment acquired two accounting firms, which expanded its geographic coverage to the Seattle and San Francisco metropolitan areas. Additionally, the segment completed add-on acquisitions relating to existing offices in the New York City area and Dallas. The effect of these acquisitions completed in the six months ended October 31, 2001 plus the full six months of revenues for acquisitions completed in the fall of 2000, net of the sale of assets of KSM Business Services, Inc. effected in December 2000, was to increase revenue for the six months by $9.0 million or 5.8%.

Growth from existing product lines was $8.4 million, or 5.5% of revenue, and was primarily due to Wealth Management services. Wealth Management services are part of a focus to provide a fully integrated approach to clients to further their business and personal financial objectives. Revenue from the initiative consists both of fees relating to assets managed for clients and also revenue from insurance carriers relating to alliances to provide life insurance solutions to clients.

Revenue from core tax services and general consulting services remained relatively flat for the six months compared to the prior year. The demand for services has remained stable despite the slowing economy and the September 11th tragedies.

Pretax results improved from a $4.3 million loss in the prior year to pretax earnings of $383 thousand for the current year. The pretax results comparison was positively impacted by $9.1 million as a result of the adoption of SFAS 141 and 142 which eliminates amortization of goodwill and intangible assets. Increases in fixed costs of $3.6 million, related to newly acquired firms, had the effect of decreasing pretax earnings.

Business services EBITDA declined to $10.5 million from $14.7 million in the prior year.

During the third quarter of fiscal year 2002, the segment plans to acquire two new consulting firms. One of the firms is expected to expand valuation, merger and acquisition consulting capabilities and the other is expected to expand payroll and benefits processing capabilities. Both of these are fundamental to providing value-added services to capitalize on existing client relationships.

Due to the nature of this segment's business, revenues are seasonal, while expenses are relatively fixed throughout the year. Results for the six months are not indicative of the expected results for the entire fiscal year.

UNALLOCATED CORPORATE

As previously discussed, the Company adopted a new methodology for allocation of corporate services and support costs to business units. The change was made to more accurately reflect each business segment's performance. Total corporate services and support costs are included in the Unallocated corporate segment. These costs are then allocated to the Company's businesses. Prior year results have been restated based on this allocation methodology.

Unallocated Corporate &
Interest Expense on Acquisition Debt - Three-month comparison to prior year
--------------------------------------------------------------------------------


                                               Three months ended              Variance
                                                   October 31,              Better/(worse)
                                                2001        2000            $            %
                                                ----        ----            -            -
Total revenues                               $   (422)   $  1,642       $ (2,064)        --
                                             --------    --------       --------

Compensation & benefits                        21,468      13,912         (7,556)     -54.3%
Occupancy & equipment                           5,284       2,857         (2,427)     -85.0%
Depreciation & amortization                     5,530       4,957           (573)     -11.6%
Marketing & advertising                         4,658        (274)        (4,932)        --
Other                                          18,210      20,855          2,645       12.7%
Allocated corporate & shared costs            (45,754)    (33,306)        12,448       37.4%
                                             --------    --------       --------
    Total expenses                              9,396       9,001           (395)      -4.4%
                                             --------    --------       --------
Pretax loss                                  $ (9,818)   $ (7,359)      $ (2,459)     -33.4%
                                             ========    ========       ========

Interest expense on acquisition debt         $ 19,360    $ 24,484       $  5,124       20.9%
                                             ========    ========       ========

--------------------------------------------------------------------------------

The decrease in interest expense on acquisition debt is attributable to lower financing costs and payment of a portion of the acquisition debt in the second quarter of fiscal 2002.

Unallocated Corporate &
Interest Expense on Acquisition Debt - Three-month comparison to preceding quarter
--------------------------------------------------------------------------------

                                                Fiscal Year                 Variance
                                                2002 Quarter              Better/(worse)
                                               2nd         1st             $           %
                                               ---         ---             -           -
Total revenues                              $   (422)   $  2,082       $ (2,504)       --
                                            --------    --------       --------

Compensation & benefits                       21,468      17,166         (4,302)    -25.1%
Occupancy & equipment                          5,284       4,383           (901)    -20.6%
Depreciation & amortization                    5,530       5,812            282       4.9%
Marketing & advertising                        4,658       1,449         (3,209)   -221.5%
Other                                         18,210      14,644         (3,566)    -24.4%
Allocated corporate & shared costs           (45,754)    (35,933)         9,821      27.3%
                                            --------    --------       --------
    Total expenses                             9,396       7,521         (1,875)    -24.9%
                                            --------    --------       --------
Pretax loss                                 $ (9,818)   $ (5,439)      $ (4,379)    -80.5%
                                            ========    ========       ========

Interest expense on acquisition debt        $ 19,360    $ 21,398       $  2,038       9.5%
                                            ========    ========       ========

--------------------------------------------------------------------------------

The decrease in interest expense on acquisition debt is attributable to lower financing costs and payment of a portion of the acquisition debt in the second quarter of fiscal 2002.

Unallocated Corporate &
Interest Expense on Acquisition Debt - Six-month comparison to prior year
--------------------------------------------------------------------------------

                                                Six months ended               Variance
                                                   October 31,              Better/(worse)
                                               2001         2000            $          %
                                               ----         ----            -          -
Total revenues                               $  1,660    $  2,139       $    (479)   -22.4%
                                             --------    --------       ---------

Compensation & benefits                        38,634      27,405         (11,229)   -41.0%
Occupancy & equipment                           9,667       6,468          (3,199)   -49.5%
Depreciation & amortization                    11,342       9,542          (1,800)   -18.9%
Marketing & advertising                         6,107       4,429          (1,678)   -37.9%
Other                                          32,854      32,709            (145)    -0.4%
Allocated corporate & shared costs            (81,687)    (66,514)         15,173     22.8%
                                             --------    --------       ---------
    Total expenses                             16,917      14,039          (2,878)   -20.5%
                                             --------    --------       ---------
Pretax loss                                  $(15,257)   $(11,900)      $  (3,357)   -28.2%
                                             ========    ========       =========

Interest expense on acquisition debt         $ 40,758    $ 51,772       $  11,014     21.3%
                                             ========    ========       =========

--------------------------------------------------------------------------------

The decrease in interest expense on acquisition debt is attributable to lower financing costs and payment of a portion of the acquisition debt in fiscal 2002.


--------------------------------------------------------------------------------
FINANCIAL CONDITION
--------------------------------------------------------------------------------


These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 3, respectively.

LIQUIDITY

Working capital decreased to a negative $43 thousand at October 31, 2001 from $282.8 million at April 30, 2001. The working capital ratio at October 31, 2001 is 0.98 to 1, compared to 1.14 to 1 at April 30, 2001. The decrease in working capital and the working capital ratio is attributable to the increase in short-term borrowings and the seasonal nature of the business. The increase in short-term borrowings is largely related to approximately $258.0 million in excess cash held to ensure on-hand liquidity in the wake of the September 11th tragedies. Historically, a large portion of tax return preparation occurs in the fourth quarter and has the effect of increasing certain assets and liabilities during the fourth quarter, including cash and cash equivalents, receivables, accrued salaries, wages and payroll taxes and accrued taxes on earnings.

The Company incurs short-term borrowings throughout the year primarily to fund receivables associated with its Business services, mortgage loans held for sale and participation in RALs, and to fund seasonal working capital needs. These short-term borrowings in the U.S. are supported by a $1.86 billion back-up credit facility through October 2001. On October 26, 2001, the credit facility was amended, restated and extended at $1.93 billion through October 2002.

In April 2000, the Company first entered into third party off-balance sheet arrangements and whole-loan sale arrangements for Option One Mortgage Corporation (Option One). These arrangements, modified in April 2001, allow the Company to originate mortgage loans and then sell the loans to a third-party trust without having to use short-term borrowings to fund the loans. The arrangements, which are not guaranteed by the Company, freed up excess cash and short-term borrowing capacity ($804.9 million at October 31, 2001), improved liquidity and flexibility, and reduced balance sheet risk, while providing stability and access to liquidity in the secondary market for mortgage loans. The Company has commitments to fund mortgage loans of $1.5 billion at October 31, 2001, as long as there is no violation of any conditions established in the contracts. External market forces impact the probability of commitments being exercised, and therefore, total commitments outstanding do not necessarily represent future cash requirements. If the commitments are exercised, they will be funded using the Company's off-balance sheet arrangements.

At October 31, 2001, short-term borrowings increased to $881.7 million from a zero balance at April 30, 2001. The Company's capital expenditures, dividend payments, share repurchase program, Business services acquisition and contingent payments, and normal operating activities during the first six months were funded through both internally-generated funds and short-term borrowings. In addition, the Company held excess cash balances of approximately $258.0 million to ensure on-hand liquidity in the wake of the September 11th tragedies. The Company's debt to total equity ratio at October 31, 2001 was 66.1%, compared to 44.0% at April 30, 2001.

During calendar 2002, the Company plans to execute a net interest margin (NIM) transaction to securitize certain existing residual interests from previous NIM transactions in an effort to expedite receiving cash for the residual interests and to reduce the total value of residual interests on the balance sheet.

For the six months ended October 31, 2001 and 2000, interest expense was $59.6 million and $127.2 million, respectively. The decrease in interest expense is due to lower customer credit balances, stock loan balances and acquisition debt, as well as lower financing costs.

In March 2000, the Company's Board of Directors approved an authorization to repurchase up to 12 million shares of its common stock. Repurchases under the March 2000 authorization were completed in September 2001. On September 12, 2001, the Company's Board of Directors authorized the repurchase of an additional 15 million shares of common stock. In the first six months of fiscal 2002, the Company repurchased 9.7 million shares (split-adjusted) pursuant to these authorizations at an aggregate price of $351.8 million or an average price of $36.32 per share. There are approximately 11.1 million shares remaining under the September 2001 authorization. The Company plans to continue to purchase its shares on the open market in accordance with this authorization, subject to various factors including the price of the stock, the ability to maintain progress toward a financial and capital structure that will support a mid single A rating (Moody's - A2; Standard & Poors - A; and Fitch - A), the availability of excess cash, the ability to maintain liquidity and financial flexibility, securities laws restrictions and other investment opportunities available.

FORWARD-LOOKING INFORMATION

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by Federal, state and local authorities and their impact on any lines of business in which the Company's subsidiaries are involved; unforeseen compliance costs; the uncertainty that the Company will achieve or exceed its revenue, earnings, earnings per share, client and pricing growth goals and expectations for fiscal year 2002; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; the uncertainty that actual future excess cash flows from residual interests in securitizations of REMIC certificates and mortgage servicing rights will differ from estimated future excess cash flows from such items; the ability of the Company to complete a NIM transaction on existing residual interests; the inability of the Company's Business services segment to acquire additional firms; litigation involving the Company; the uncertainty of the impact of share repurchases on earnings per share; and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



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

In the class action pending in state court, the court issued, in November 2000, its order approving a settlement pursuant to which the defendants agreed to pay a gross settlement amount of $9.5 million. Payment of plaintiffs' attorneys' fees and expenses were to be paid out of the gross settlement fund. The gross settlement fund was paid in its entirety by the Company's insurance carrier. The agreement to settle and payment of the gross settlement fund are not admissions of the validity of any claim or any fact alleged by the plaintiffs and defendants continue to deny any wrongdoing and any liability.

The Florida State Board of Administration opted out of the class action settlement and that litigation continues separately from the state court class action. The parties have reached a settlement that will dispose of the case in its entirety with no material adverse impact on the Company's consolidated financial position or results of operations.

The lawsuits discussed herein were previously reported in Forms 10-K and 10-Q filed by the Company, including the quarterly report on Form 10-Q for the period ending July 31, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

The registrant's Articles of Incorporation, as amended and restated, were further amended, effective upon the filing of the Certificate of Amendment with the Secretary of State of Missouri on October 15, 2001, to increase the number of authorized shares of common stock, without par value, from 400,000,000 shares to 500,000,000 shares. The aggregate number of shares of all classes of stock which the registrant now has authority to issue is 506,000,000, with the 500,000,000 authorized shares of common stock and 6,000,000 authorized shares of a class designated preferred stock, without par value. The amendment to the Articles of Incorporation was approved by the shareholders of the registrant at the annual meeting of shareholders held on September 12, 2001. The resolution approved by the shareholders is set forth in Item 4 to Part II of this Form 10-Q. The Certificate of Amendment is filed as Exhibit 3.1 to this Form 10-Q and the Restated Articles of Incorporation, incorporating all amendments thereto are filed as Exhibit 3.2 to this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders of the registrant was held on September 12, 2001. At such meeting, three Class III directors were elected to serve three-year terms. In addition, the resolutions set forth below were submitted to a vote of shareholders. With respect to the election of directors and the adoption of each resolution, the number of votes cast for, against or withheld, the number of abstentions, the number of broker non-votes (if applicable), and the number of no votes (if applicable) were as follows:

         Election of Class III Directors

                Nominee             Votes FOR                 Votes WITHHELD
                -------             ---------                 --------------
         Donna R. Ecton             80,481,505                    613,168
         Louis W. Smith             80,468,726                    625,947
         Rayford Wilkins, Jr.       80,334,461                    760,212

         Approval of an amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock from 400,000,000 to 500,000,000

         The following resolution was adopted by a vote of 78,304,397 shares in favor of such resolution, 2,010,436 shares against such resolution, 462,842 shares abstaining, and 316,998 no votes. The resolution states:

                  "RESOLVED, That ARTICLE THREE of the Articles of Incorporation of H&R Block, Inc., as heretofore amended, be further amended by deleting the first sentence thereof in its entirety and substituting therefore the following:

                                 `ARTICLE THREE

                  The aggregate number of shares of all classes of stock which the corporation shall have authority to issue is 506,000,000 divided into two classes as follows:

                           (i) 500,000,000 shares of a class designated Common Stock, without par value; and

                           (ii) 6,000,000 shares of a class designated Preferred Stock, without par value.'

         Approval of amendments to the 1999 Stock Option Plan for Seasonal Employees

         The following resolution was adopted by a vote of 56,025,998 shares in favor of such resolution, 14,363,565 shares against such resolution, and 694,477 shares abstaining. There were 10,010,633 broker non-votes. The resolution states:

                  "RESOLVED, That the 1999 Stock Option Plan for Seasonal Employees, as proposed to be amended, included as Appendix A to the proxy statement relating to this meeting, is hereby adopted and approved."

         Approval of amendments to the 1989 Stock Option Plan for Outside Directors

         The following resolution was adopted by a vote of 58,022,054 shares in favor of the resolution, 12,109,178 shares against such resolution, and 952,806 shares abstaining. There were 10,010,635 broker non-votes. The resolution adopted was as follows:

                  "RESOLVED, That the 1989 Stock Option Plan for Outside Directors, as proposed to be amended, included as Appendix B to the proxy statement relating to this meeting, is hereby adopted and approved."

         Appointment of Independent Accountants

         The following resolution was adopted by a vote of 77,792,602 shares in favor of such resolution, 2,836,209 shares against such resolution, and 465,862 shares abstaining:

                  "RESOLVED, That the appointment of PricewaterhouseCoopers LLP as the independent accountants for H&R Block, Inc., and its subsidiaries for the year ending April 30, 2002 is hereby ratified, approved and confirmed."

At the close of business on July 10, 2001, the record date for the annual meeting of shareholders, there were 92,255,281 shares of common stock of the registrant outstanding and entitled to vote at the meeting. There were 81,094,673 shares represented at the annual meeting of shareholders held on September 12, 2001. Since the record date for the annual meeting of shareholders was prior to the 2-for-1 split-up of the registrant's common stock effected August 1, 2001, the number of shares reported in this report are pre-split numbers and were not adjusted for the split.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)       Exhibits

         3.1 Certificate of Amendment of Articles of Incorporation of the registrant effective October 15, 2001.

         3.2 Restated Articles of Incorporation of the registrant, as amended to the date of this Form 10-Q.

         10.1 The registrant's 1993 Long-Term Executive Compensation Plan, as amended August 1, 2001.
         10.2 The registrant's 2000 Employee Stock Purchase Plan, as amended August 1, 2001.
         10.3 The H&R Block Stock Plan for Non-Employee Directors, as amended August 1, 2001.
         10.4 The registrant's 1989 Stock Option Plan for Outside Directors, as amended September 12, 2001.
         10.5 The registrant's 1999 Stock Option Plan for Seasonal Employees, as amended September 12, 2001.
         10.6 Employment Agreement dated as of October 8, 2001, between HRB Management, Inc. and Jeffrey Brandmaier.

b)       Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the second quarter of fiscal year 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     H&R BLOCK, INC.
                                            ------------------------------------
                                                      (Registrant)



DATE    12/14/01                         BY   /s/ Frank J. Cotroneo
     ------------------                     ------------------------------------
                                                      Frank J. Cotroneo
                                                  Senior Vice President and
                                                   Chief Financial Officer



DATE    12/14/01                         BY   /s/ Cheryl L. Givens
     ------------------                     ------------------------------------
                                                    Cheryl L. Givens
                                         Vice President and Corporate Controller