Form 10-Q
period 2002-01-31
H&R BLOCK INC
filed 2002-03-18
CIK 12659

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended January 31, 2002

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from                                 to

Commission file number 1-6089

H&R BLOCK, INC.
(Exact name of registrant as specified in its charter)

MISSOURI	44-0607856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Main Street
Kansas City, Missouri 64111
(Address of principal executive offices, including zip code)

(816) 753-6900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X       No

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on February 28, 2002 was 183,503,521 shares.

PART I Financial Information
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II — OTHER INFORMATION
SIGNATURES
EX-10.1 Employment Agreement - David F. Byers
EX-10.2 Employment Agreement - Robert D. Dubrish
EX-10.3 Employment Agreement - James H. Ingraham
EX-10.4 Employment Agreement - Brian L. Nygaard
EX-10.5 Employment Agreement - Stephanie R. Otto
EX-10.6 Employment Agreement - Thomas L. Zimmerman

H&R BLOCK, INC.
CONSOLIDATED BALANCE SHEETS
Amounts in thousands, except share amounts

	January 31,	April 30,
	2002	2001

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$538,308	$255,814
Cash and cash equivalents — restricted	101,917	15,999
Marketable securities — available-for-sale	—	8,266
Marketable securities — trading	21,733	46,158
Receivables from customers, brokers, dealers and clearing organizations, less allowance for doubtful accounts of $1,745 and $1,692	910,967	1,310,804
Receivables, less allowance for doubtful accounts of $40,318 and $47,125	1,241,470	373,223
Prepaid expenses and other current assets	329,275	260,942

TOTAL CURRENT ASSETS	3,143,670	2,271,206
INVESTMENTS AND OTHER ASSETS
Investments in available-for-sale marketable securities	281,135	270,159
Intangible assets	382,212	402,209
Goodwill	734,463	649,617
Other	237,176	239,586

	1,634,986	1,561,571
PROPERTY AND EQUIPMENT, at cost less accumulated depreciation and amortization	287,812	288,847

	$5,066,468	$4,121,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$1,638,832	$—
Accounts payable to customers, brokers and dealers	948,722	1,058,000
Accounts payable, accrued expenses and deposits	264,616	361,210
Accrued salaries, wages and payroll taxes	171,999	221,830
Accrued taxes on earnings	48,100	295,599
Current portion of long-term debt	53,192	51,763

TOTAL CURRENT LIABILITIES	3,125,461	1,988,402
LONG-TERM DEBT	874,644	870,974
OTHER NONCURRENT LIABILITIES	100,951	88,507
STOCKHOLDERS’ EQUITY
Common stock, no par, stated value $.01 per share	2,179	2,179
Additional paid-in capital	465,963	419,957
Retained earnings	1,333,494	1,449,022
Accumulated other comprehensive income (loss)	(25,184)	(42,767)

	1,776,452	1,828,391
Less cost of 34,646,147 and 34,336,910 shares of common stock in treasury	811,040	654,650

	965,412	1,173,741

	$5,066,468	$4,121,624

See Notes to Consolidated Financial Statements

H&R BLOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited, amounts in thousands, except per share amounts

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2002	2001	2002	2001

Revenues
Service revenues	$523,878	$513,639	$967,052	$1,026,353
Product revenues	155,702	103,011	391,925	214,602
Royalties	33,329	28,636	37,772	33,829
Other	15,129	10,714	34,143	22,800

	728,038	656,000	1,430,892	1,297,584

Operating expenses
Employee compensation and benefits	321,353	305,404	698,069	624,844
Occupancy and equipment	72,678	63,717	194,106	180,175
Interest	30,733	68,048	90,323	195,219
Depreciation and amortization	38,167	52,848	107,095	148,990
Marketing and advertising	59,277	36,447	83,360	60,949
Supplies, freight and postage	22,008	19,539	38,051	37,123
Bad debt	33,095	29,194	50,194	43,448
Other	101,781	76,170	221,928	183,804

	679,092	651,367	1,483,126	1,474,552

Operating earnings (loss)	48,946	4,633	(52,234)	(176,968)
Other income
Investment income, net	466	1,099	2,678	6,354
Other, net	362	2,060	515	2,057

	828	3,159	3,193	8,411

Earnings (loss) before income taxes (benefit)	49,774	7,792	(49,041)	(168,557)
Income taxes (benefit)	20,158	3,332	(19,862)	(71,616)

Net earnings (loss)	$29,616	$4,460	$(29,179)	$(96,941)

Basic net earnings (loss) per share	$.16	$.02	$(.16)	$(.53)

Diluted net earnings (loss) per share	$.16	$.02	$(.16)	$(.53)

Dividends per share	$.16	$.15	$.47	$.44

See Notes to Consolidated Financial Statements

H&R BLOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, amounts in thousands

	Nine Months Ended
	January 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(29,179)	$(96,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,095	148,990
Net gain on sale of operating units	(362)	(2,040)
Provision for bad debt	50,194	43,448
Accretion of acquisition liabilities	8,999	8,766
Tax benefit from stock option exercises	55,004	—
Changes in:
Cash and cash equivalents — restricted	(85,918)	4,891
Receivable from customers, brokers, dealers and clearing org	399,579	942,791
Receivables	(929,660)	(826,093)
Marketable securities — trading	24,425	2,713
Prepaid expenses and other current assets	(96,383)	(84,742)
Accounts payable to customers, brokers and dealers	(109,278)	(943,588)
Accounts payable, accrued expenses and deposits	(96,594)	62,565
Accrued salaries, wages and payroll taxes	(49,831)	(31,185)
Accrued taxes on earnings	(247,499)	(205,592)
Other, net	5,230	180

Net cash used in operating activities	(994,178)	(975,837)

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,695)	(5,413)
Maturities of available-for-sale securities	61,209	32,375
Purchases of property and equipment	(71,343)	(55,363)
Payments made for business acquisitions, net of cash acquired	(44,397)	(13,285)
Proceeds from sale of operating units	428	23,200
Other, net	(3,834)	24,065

Net cash provided by (used in) investing activities	(61,632)	5,579

Cash flows from financing activities:
Repayments of notes payable	(6,147,398)	(11,864,855)
Proceeds from issuance of notes payable	7,786,230	13,207,864
Payments on acquisition debt	(49,479)	(67,643)
Dividends paid	(86,349)	(80,433)
Payments to acquire treasury shares	(352,213)	(222,894)
Proceeds from stock options exercised	186,825	3,019
Other, net	688	1,108

Net cash provided by financing activities	1,338,304	976,166

Net increase in cash and cash equivalents	282,494	5,908
Cash and cash equivalents at beginning of the period	255,814	353,259

Cash and cash equivalents at end of the period	$538,308	$359,167

Supplemental cash flow disclosures:
Income taxes paid	$162,902	$123,296
Interest paid	72,896	173,137

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited, dollars in thousands, except share data

1.	The Consolidated Balance Sheet as of January 31, 2002, the Consolidated Statements of Operations for the three and nine months ended January 31, 2002 and 2001, and the Consolidated Statements of Cash Flows for the nine months ended January 31, 2002 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2002 and for all periods presented have been made.

Reclassifications have been made to prior periods to conform with the current period presentation.

Results for the three months and nine months ended January 31, 2001 have been adjusted to reflect the implementation of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). The effect of this change was to reduce revenues by $5,354 and net earnings by $1,185 in the third quarter and increase revenues and net earnings by the same amounts in the fourth quarter of fiscal 2001. Therefore, there was no effect to the full fiscal year 2001 results from the implementation of SAB 101. The adjustment was reflected in the Company’s April 30, 2001 Annual Report to Shareholders on Form 10-K.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2001 Annual Report to Shareholders on Form 10-K.

Operating revenues of the U.S. tax operations and Business services segments are seasonal in nature with peak revenues occurring in the months of January through April. Thus, the nine-month results are not indicative of results to be expected for the year.

2.	Cash and cash equivalents — restricted consists primarily of cash and securities purchased under agreements to resell that are segregated and on deposit for federal or other regulatory purposes.

3.	Receivables consist of the following:

	January 31,	April 30,
	2002	2001

	(Unaudited)	(Audited)
Participation in refund anticipation loans	$740,932	$38,824
Business services accounts receivable	172,885	188,041
Mortgage loans held for sale	126,829	80,925
Tax related fees due from Household Bank	72,261	2,600
Loans to franchisees	42,350	28,716
Royalties from franchisees	29,649	1,176
Software sales	18,005	33,456
Other	78,877	46,610

	1,281,788	420,348
Allowance for doubtful accounts	40,318	47,125

	$1,241,470	$373,223

4.	The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

5.	On June 20, 2001, the Company’s Board of Directors declared a two-for-one split of its common stock in the form of a 100% stock distribution effective August 1, 2001, to shareholders of record as of the close of business on July 10, 2001. All share and per share amounts have been adjusted to reflect the retroactive effect of the stock split.

6.	Basic net earnings (loss) per share is computed using the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted net earnings (loss) per share. The computations of basic and diluted net earnings (loss) per share are as follows (shares in thousands):

	Three months ended		Nine months ended
	January 31,		January 31,

	2002	2001	2002	2001

Net earnings (loss)	$29,616	$4,460	$(29,179)	$(96,941)

Basic weighted average shares	182,936	182,597	183,028	183,975
Effect of dilutive securities:
Common stock options	5,244	1,474	—	—
Convertible preferred stock	1	1	—	—

Dilutive potential shares	188,181	184,072	183,028	183,975

Net earnings (loss) per share:
Basic	$.16	$.02	$(.16)	$(.53)
Diluted	.16	.02	(.16)	(.53)

Diluted net earnings (loss) per share excludes the impact of shares issuable upon the exercise of common stock options of 16,184,258 shares for the nine months ended January 31, 2002 and the conversion of 1,216 shares of preferred stock to common stock, as they are antidilutive. All common stock option shares are included in dilutive potential shares for the three months ended January 31, 2002, as the options’ exercise prices were all less than the average market price for the period. Diluted net earnings (loss) per share excludes the impact of shares issuable upon the exercise of common stock options of 10,502,646 for the three months ended January 31, 2001, and 19,980,760 shares and the conversion of 1,216 shares of preferred stock to common stock for the nine months ended January 31, 2001, as they are antidilutive.

The weighted average shares outstanding for the nine months ended January 31, 2002 decreased to 183,028,000 from 183,975,000 last year, due to the purchase of treasury shares by the Company. The effect of these repurchases was partially reduced by the issuance of treasury shares for stock option exercises.

7.	During the nine months ended January 31, 2002 and 2001, the Company issued 9,260,707 and 213,550 shares of common stock, respectively, pursuant to provisions for exercise of stock options under its stock option plans. During the nine months ended January 31, 2002, the Company acquired 9,697,158 shares of its common stock at an aggregate cost of $352,213. During the nine months ended January 31, 2001, the Company acquired 13,632,196 shares of its common stock at an aggregate cost of $222,894.

8.	CompuServe Corporation (CompuServe), certain current and former officers and directors of CompuServe and the Company were named as defendants in six lawsuits in state and Federal courts in Columbus, Ohio. All suits alleged similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe’s public filings related to its initial public offering in April 1996. One state lawsuit brought by the Florida State Board of Administration also alleged certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits was unspecified, but included pleas for rescission and damages.

In the class action pending in state court, the court issued, in November 2000, its order approving a settlement pursuant to which the defendants agreed to pay a gross settlement amount of $9,500. Payment of plaintiffs’ attorneys’ fees and expenses were to be paid out of the gross settlement fund. The gross settlement fund was paid in its entirety by the Company’s insurance carrier. The agreement to settle and payment of the gross settlement fund are not admissions of the validity of any claim or any fact alleged by the plaintiffs and defendants continue to deny any wrongdoing and any liability.

The Florida State Board of Administration opted out of the class action settlement and that litigation continues separately from the state court class action. The parties have reached a settlement that will dispose of the case in its entirety with no material adverse impact on the Company’s consolidated financial position or results of operations.

9.	The Company’s comprehensive income is comprised of net earnings (loss), foreign currency translation adjustments and the change in the net unrealized gain (loss) on marketable securities. The components of comprehensive income (loss) during the three and nine months ended January 31, 2002 and 2001 were:

	Three months ended		Nine months ended
	January 31,		January 31,

	2002	2001	2002	2001

Net earnings (loss)	$29,616	$4,460	$(29,179)	$(96,941)
Change in net unrealized gain (loss) on marketable securities	(3,729)	9,027	21,877	7,414
Change in foreign currency translation adjustments	(565)	526	(4,294)	(5,649)

Comprehensive income (loss)	$25,322	$14,013	$(11,596)	$(95,176)

10.	In May 2001, the Company elected early adoption of Statement of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets” (SFAS 141 and 142). SFAS 141 addresses financial accounting and reporting for business combinations and replaces APB Opinion No. 16, “Business Combinations” (APB 16). SFAS 141 no longer allows the pooling of interests method of accounting for acquisitions, provides new recognition criteria for intangible assets and carries forward without reconsideration the guidance in APB 16 related to the application of the purchase method of accounting. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and replaces APB Opinion No. 17, “Intangible Assets.” SFAS 142 addresses how intangible assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. The new standards provide specific guidance on measuring goodwill for impairment annually using a two-step process.

As of May 1, 2001, the Company identified those intangible assets that remain separable under the provisions of SFAS 141 and those that are to be included in goodwill. In applying SFAS 142, the Company re-evaluated the useful lives of these separable intangible assets. The weighted average life of the remaining intangible assets with finite lives is 10 years. In accordance with SFAS 141, on the date of adoption, the previously identified intangible assets of assembled workforce and management infrastructure were subsumed into goodwill. In the year of adoption, SFAS 142 requires the first step of the goodwill impairment test to be completed within the first six months and the final step to be completed within twelve months of adoption. The first step of the test was completed during the quarter ended October 31, 2001 and no indications of goodwill impairment were found; therefore, step two of the goodwill impairment test is not applicable.

Had the provisions of SFAS 141 and 142 been applied for the three and nine months ended January 31, 2001, the Company’s net earnings (loss) and net earnings (loss) per share would have been as follows:

	Three months ended		Nine months ended
	January 31, 2001		January 31, 2001

	Net earnings	Per Share	Net loss	Per share

Net earnings (loss):
As reported	$4,460	$.02	$(96,941)	$(.53)
Add amortization (net of tax):
Goodwill	7,195	.04	21,336	.12
Assembled workforce	4,023	.02	11,727	.06
Management infrastructure	226	—	677	—
Trade name	431	.01	1,292	.01

Adjusted net earnings (loss)	$16,335	$.09	$(61,909)	$(.34)

Intangible assets consist of the following:

	January 31, 2002		April 30, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer relationships	$405,505	$(91,789)	$397,049	$(61,036)
Noncompete agreements	20,517	(2,790)	17,269	(1,842)
Unamortized intangible assets:
Trade name	55,637	(4,868)	55,637	(4,868)

Total intangible assets	$481,659	$(99,447)	$469,955	$(67,746)

Changes in the carrying amount of goodwill for the nine months ended January 31, 2002, are as follows by segment:

	April 30,			January 31,
	2001	Acquisitions	Other	2002

U.S. tax operations	$126,829	$2,089	$—	$128,918
International tax operations	5,755	—	89	5,844
Mortgage operations	152,467	—	—	152,467
Investment services	169,732	—	—	169,732
Business services	194,834	82,668	—	277,502

Total goodwill	$649,617	$84,757	$89	$734,463

Amortization of intangible assets for the three and nine months ended January 31, 2002 was $10,741 and $31,701, respectively. Estimated amortization of intangible assets for fiscal years 2002, 2003, 2004, 2005 and 2006 is $43,765, $41,808, $41,533, $41,533 and $41,533, respectively.

In December 2001, the Company acquired a controlling interest in MyBenefitSource, an integrated payroll and benefits processing company, with an option to acquire the remaining shares. The Company also acquired 100% of Equico Resources, LLC (“Equico”), a valuation, merger and acquisition consulting company. These acquisitions were accounted for as purchases, and the results of operations for these businesses have been consolidated in the segment’s financial results since acquisition. Total cash payments related to these acquisitions totaled $28.5 million. The purchase agreements also provide for possible future contingent consideration based on achieving certain revenue, profitability and working capital targets over the next five years, and such consideration will be treated as purchase price when paid. The excess of cost over the fair value of net tangible assets acquired is included in goodwill for the Business services segment. Upon completion of the valuation of identifiable intangible assets, such will be reclassified out of goodwill into the appropriate intangible asset categories.

11.	Included in Marketable securities-trading and Investments in available-for-sale marketable securities on the consolidated balance sheet are residual interests in securitizations (residuals) of real estate mortgage investment conduits (REMICs). The fair value of the residuals at January 31, 2002 and April 30, 2001 was $266,199 and $238,600, respectively. The Company received cash proceeds from net interest margin (NIM) securitizations of $412,715 and cash flows from interest-only strips of $33,006 from the securitization trusts during the nine months ended January 31, 2002.

Mortgage servicing rights (MSRs) are included in other assets on the consolidated balance sheet. The fair value of MSRs at January 31, 2002 and April 30, 2001 was $78,427 and $61,796, respectively. Additions to and amortization of MSRs for the nine months ended January 31, 2002 were $46,819 and $30,188, respectively.

The key assumptions the Company utilizes to estimate the cash flows of the residual interests and MSRs are as follows:

Estimated annual prepayments	23% to 90%
Estimated annual credit losses	2.5% to 6.5%
Discount rate — residual interests	12% to 37%
Discount rate — MSRs	12.8%

At January 31, 2002, the sensitivities of the current fair value of the residuals and MSRs to 10% and 20% adverse changes in the above key assumptions are as follows:

	Residential Mortgage Loans

	Cross-	NIM	Servicing
	Collateralized	Residuals	Asset

Carrying amount/fair value of residuals	$65,452	$200,747	$78,427
Weighted average life (in years)	3.1	2.4	1.6
Annual prepayments (including defaults):
Adverse 10% — $ impact on fair value	$(2,628)	$(5,997)	$(9,934)
Adverse 20% — $ impact on fair value	(2,383)	(7,776)	(20,068)
Annual credit losses:
Adverse 10% — $ impact on fair value	$(4,839)	$(26,826)	Not applicable
Adverse 20% — $ impact on fair value	(6,911)	(55,837)	Not applicable
Discount rate:
Adverse 10% — $ impact on fair value	$(4,865)	$(6,043)	$(1,218)
Adverse 20% — $ impact on fair value	(6,876)	(11,572)	(2,399)
Variable interest rates:
Adverse 10% — $ impact on fair value	$(3,025)	$(36,660)	Not applicable
Adverse 20% — $ impact on fair value	(3,197)	(62,400)	Not applicable

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

12.	In May 2001, the Company adopted Emerging Issues Task Force (EITF) Issue 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (EITF 99-20). EITF 99-20 addresses how the holder of beneficial interests should recognize cash flows on the date of the transaction, how interest income is recognized over the life of the interests and when securities must be written down to fair value due to other than temporary impairments. EITF 99-20 requires adverse changes in the timing of cash flows to be treated as losses when they are determined and requires positive changes to cash flows to be accreted into earnings over the remaining life of the underlying loans using the effective yield method. The adoption of EITF 99-20 did not have a material impact on the consolidated financial statements.

13.	In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), effective for the Company’s fiscal year beginning May 1, 2002. This statement supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” (SFAS 121) and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company does not anticipate that the adoption of SFAS 144 will have a material effect on the consolidated financial statements.

14.	On May 1, 2001, the Company adopted a new methodology for allocation of corporate services and support costs to business units. The change was made to more accurately reflect each business segment’s performance. Prior year segment results have been restated based on this allocation methodology. Information concerning the Company’s operations by reportable operating segments for the three and nine months ended January 31, 2002 and 2001 is as follows:

	Three months ended		Nine months ended
	January 31,		January 31,

	2002	2001	2002	2001

Revenues:
U.S. tax operations	$379,235	$321,956	$427,229	$359,709
International tax operations	7,989	7,857	26,530	27,655
Mortgage operations	179,751	114,169	508,897	279,459
Investment services	61,085	118,164	194,837	380,404
Business services	94,194	92,729	265,955	247,093
Corporate operations	5,784	1,125	7,444	3,264

	$728,038	$656,000	$1,430,892	$1,297,584

Earnings (loss) from:
U.S. tax operations	$25,280	$1,498	$(160,113)	$(169,788)
International tax operations	(5,242)	(6,486)	(11,886)	(13,692)
Mortgage operations	77,427	38,051	237,397	80,014
Investment services	(12,300)	7,378	(27,533)	30,840
Business services	1,780	769	2,163	(3,495)
Corporate operations	(16,660)	(7,366)	(31,917)	(19,266)
Interest exp.-acquisition debt	(19,243)	(23,988)	(60,001)	(75,760)

	51,042	9,856	(51,890)	(171,147)
Investment income, net	466	1,099	2,678	6,354
Intercompany interest	(1,734)	(3,163)	171	(3,764)

Earnings (loss) before income taxes (benefit)	$49,774	$7,792	$(49,041)	$(168,557)

Intercompany interest represents net interest expense charged to financial related businesses for corporate cash that was borrowed to fund their operating activities and net unallocated interest expense attributable to commitment fees on the Company’s credit facility.

15.	Block Financial Corporation (BFC) is an indirect, wholly owned subsidiary of the Company. BFC is the Issuer and the Company is the Guarantor of the Senior Notes issued on October 21, 1997 and April 13, 2000. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholder’s equity and other intercompany balances and transactions.

Condensed Consolidating Statements of Operations

	Three months ended January 31, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$296,795	$433,534	$(2,291)	$728,038

Expenses:
Compensation & benefits	—	82,464	238,889	—	321,353
Occupancy & equipment	—	14,711	57,967	—	72,678
Interest	—	24,175	6,558	—	30,733
Depreciation & amortization	—	17,667	20,500	—	38,167
Marketing & advertising	—	12,297	47,080	(100)	59,277
Supplies, freight & postage	—	3,402	18,606	—	22,008
Other	—	86,245	50,922	(2,291)	134,876

	—	240,961	440,522	(2,391)	679,092

Operating earnings (loss)	—	55,834	(6,988)	100	48,946
Other income, net	49,774	—	828	(49,774)	828

Earnings (loss) before income taxes (benefit)	49,774	55,834	(6,160)	(49,674)	49,774
Income taxes (benefit)	20,158	22,675	(2,557)	(20,118)	20,158

Net earnings (loss)	$29,616	$33,159	$(3,603)	$(29,556)	$29,616

	Three months ended January 31, 2001

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$278,290	$379,716	$(2,006)	$656,000

Expenses:
Compensation & benefits	—	78,674	226,730	—	305,404
Occupancy & equipment	—	12,225	51,492	—	63,717
Interest	—	59,835	8,213	—	68,048
Depreciation & amortization	—	21,392	31,456	—	52,848
Marketing & advertising	—	11,784	24,767	(104)	36,447
Supplies, freight & postage	—	5,461	14,078	—	19,539
Other	—	57,602	49,768	(2,006)	105,364

	—	246,973	406,504	(2,110)	651,367

Operating earnings (loss)	—	31,317	(26,788)	104	4,633
Other income, net	7,792	—	3,159	(7,792)	3,159

Earnings (loss) before income taxes (benefit)	7,792	31,317	(23,629)	(7,688)	7,792
Income taxes (benefit)	3,332	14,545	(11,257)	(3,288)	3,332

Net earnings (loss)	$4,460	$16,772	$(12,372)	$(4,400)	$4,460

	Nine months ended January 31, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$763,249	$669,987	$(2,344)	$1,430,892

Expenses:
Compensation & benefits	—	237,621	460,448	—	698,069
Occupancy & equipment	—	45,611	148,495	—	194,106
Interest	—	78,920	11,403	—	90,323
Depreciation & amortization	—	51,316	55,779	—	107,095
Marketing & advertising	—	20,201	63,461	(302)	83,360
Supplies, freight & postage	—	10,630	27,421	—	38,051
Other	—	172,193	102,273	(2,344)	272,122

	—	616,492	869,280	(2,646)	1,483,126

Operating earnings (loss)	—	146,757	(199,293)	302	(52,234)
Other income, net	(49,041)	—	3,193	49,041	3,193

Earnings (loss) before income taxes (benefit)	(49,041)	146,757	(196,100)	49,343	(49,041)
Income taxes (benefit)	(19,862)	60,212	(80,196)	19,984	(19,862)

Net earnings (loss)	$(29,179)	$86,545	$(115,904)	$29,359	$(29,179)

	Nine months ended January 31, 2001

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$709,581	$590,121	$(2,118)	$1,297,584

Expenses:
Compensation & benefits	—	222,808	402,036	—	624,844
Occupancy & equipment	—	38,395	141,780	—	180,175
Interest	—	179,916	15,303	—	195,219
Depreciation & amortization	—	65,460	83,530	—	148,990
Marketing & advertising	—	22,918	38,383	(352)	60,949
Supplies, freight & postage	—	14,052	23,071	—	37,123
Other	—	124,953	104,468	(2,169)	227,252

	—	668,502	808,571	(2,521)	1,474,552

Operating earnings (loss)	—	41,079	(218,450)	403	(176,968)
Other income, net	(168,557)	—	8,411	168,557	8,411

Earnings (loss) before income taxes (benefit)	(168,557)	41,079	(210,039)	168,960	(168,557)
Income taxes (benefit)	(71,616)	27,515	(99,302)	71,787	(71,616)

Net earnings (loss)	$(96,941)	$13,564	$(110,737)	$97,173	$(96,941)

Condensed Consolidating Balance Sheets

	January 31, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$431,147	$107,161	$—	$538,308
Cash & equivalents-restricted	—	101,917	—	—	101,917
Receivables from customers, brokers and dealers	—	910,967	—	—	910,967
Receivables	1,256	948,497	291,717	—	1,241,470
Intangible assets	—	229,517	152,695	—	382,212
Goodwill	—	322,199	412,264	—	734,463
Investments in subsidiaries	2,441,048	215	1,001	(2,441,048)	1,216
Other assets	70	784,972	370,536	337	1,155,915

Total assets	$2,442,374	$3,729,431	$1,335,374	$(2,440,711)	$5,066,468

Notes payable	$—	$1,638,832	$—	$—	$1,638,832
Accts. payable to customers, brokers and dealers	—	948,722	—	—	948,722
Long-term debt	—	746,738	127,906	—	874,644
Other liabilities	4,928	178,633	456,589	(1,292)	638,858
Net intercompany advances	1,472,034	(160,482)	(1,312,879)	1,327	—
Stockholders’ equity	965,412	376,988	2,063,758	(2,440,746)	965,412

Total liabilities and stockholders’ equity	$2,442,374	$3,729,431	$1,335,374	$(2,440,711)	$5,066,468

	April 30, 2001

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$151,140	$104,674	$—	$255,814
Cash & equivalents-restricted	—	15,999	—	—	15,999
Receivables from customers, brokers and dealers	—	1,310,804	—	—	1,310,804
Receivables	—	172,409	200,814	—	373,223
Intangible assets	—	251,492	150,717	—	402,209
Goodwill	—	322,199	327,418	—	649,617
Investments in subsidiaries	2,452,643	215	262	(2,452,643)	477
Other assets	—	720,004	394,431	(954)	1,113,481

Total assets	$2,452,643	$2,944,262	$1,178,316	$(2,453,597)	$4,121,624

Notes payable	$—	$—	$—	$—	$—
Accts. payable to customers, brokers and dealers	—	1,058,000	—	—	1,058,000
Long-term debt	—	746,250	124,724	—	870,974
Other liabilities	4,763	228,847	782,058	3,241	1,018,909
Net intercompany advances	1,274,139	637,487	(1,907,206)	(4,420)	—
Stockholders’ equity	1,173,741	273,678	2,178,740	(2,452,418)	1,173,741

Total liabilities and stockholders’ equity	$2,452,643	$2,944,262	$1,178,316	$(2,453,597)	$4,121,624

Condensed Consolidating Statements of Cash Flows

	Nine months ended January 31, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities	$53,842	$(560,171)	$(487,849)	$—	$(994,178)

Cash flows from investing:
Purchase of AFS securities	—	—	(3,695)	—	(3,695)
Maturities of AFS securities	—	33,005	28,204	—	61,209
Purchase property & equipment	—	(27,954)	(43,389)	—	(71,343)
Payments for business acq.	—	—	(44,397)	—	(44,397)
Net intercompany advances	197,895	(803,705)	605,810	—	—
Proceeds from sale of operating units	—	—	428	—	428
Other, net	—	—	(3,834)	—	(3,834)

Net cash provided by (used in) investing activities	197,895	(798,654)	539,127	—	(61,632)

Cash flows from financing:
Repayments of notes payable	—	(6,147,398)	—	—	(6,147,398)
Proceeds from notes payable	—	7,786,230	—	—	7,786,230
Payments on acquisition debt	—	—	(49,479)	—	(49,479)
Dividends paid	(86,349)	—	—	—	(86,349)
Payments to acquire treasury shares	(352,213)	—	—	—	(352,213)
Proceeds from stock option exercises	186,825	—	—	—	186,825
Other, net	—	—	688	—	688

Net cash provided by (used in) financing activities	(251,737)	1,638,832	(48,791)	—	1,338,304

Net increase in cash	—	280,007	2,487	—	282,494
Cash — beginning of period	—	151,140	104,674	—	255,814

Cash — end of period	$—	$431,147	$107,161	$—	$538,308

	Nine months ended January 31, 2001

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash used in operating activities	$(96)	$(585,216)	$(390,525)	$—	$(975,837)

Cash flows from investing:
Purchase of AFS securities	—	—	(5,413)	—	(5,413)
Maturities of AFS securities	—	11,599	20,776	—	32,375
Purchase property & equipment	—	(18,383)	(36,980)	—	(55,363)
Payments for business acq	—	—	(13,285)	—	(13,285)
Net intercompany advances	300,404	(747,803)	447,399	—	—
Proceeds from sale of operating units	—	—	23,200	—	23,200
Other, net	—	—	24,065	—	24,065

Net cash provided by (used in) investing activities	300,404	(754,587)	459,762	—	5,579

Cash flows from financing:
Repayments of notes payable	—	(11,864,855)	—	—	(11,864,855)
Proceeds from notes payable	—	13,207,864	—	—	13,207,864
Payments on acquisition debt	—	—	(67,643)	—	(67,643)
Dividends paid	(80,433)	—	—	—	(80,433)
Payments to acquire treasury shares	(222,894)	—	—	—	(222,894)
Proceeds from stock option exercises	3,019	—	—	—	3,019
Other, net	—	—	1,108	—	1,108

Net cash provided by (used in) financing activities	(300,308)	1,343,009	(66,535)	—	976,166

Net increase in cash	—	3,206	2,702	—	5,908
Cash — beginning of period	—	230,181	123,078	—	353,259

Cash — end of period	$—	$233,387	$125,780	$—	$359,167

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

H&R Block’s Mission:

“To help our clients achieve their financial objectives
by serving as their tax and financial partner.”

H&R Block’s Vision:

“To provide shareholder value as we strive to be the
world’s leading provider of financial services through tax
and accounting based advisory relationships.”

Overview of Reportable Operating Segments

The principal business activity of the Company’s operating subsidiaries is providing tax and financial services to the general public. The Company does business in the following reportable operating segments:

U.S. tax operations: This segment primarily consists of the Company’s traditional tax business — which served 16.9 million taxpayers in fiscal year 2001, more than any other company.

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

General Business

During the first month of the tax-filing season, U.S. tax operations were off to a strong start over the prior year. Tax law changes drove a substantial increase in the average fee due to added complexity for early season filers. The new complexity is primarily related to last year’s tax rebates and to a lesser extent, changes in the child tax credit. The increase in average fees associated with the tax rebate is not expected to continue, at the level experienced during January, for the remainder of the tax season. Due to the sensitivity of the January 31 cut-off for the third quarter, the Company believes that results through February are a better indicator of how the tax season is progressing. Through February 28, 2002, tax returns prepared by company-owned offices increased 3.3% to 6.3 million (compared to 4.9% through January 31, 2002) and the number of clients served increased 2.3% to 6.3 million (compared to 3.9% through

January 31, 2002). The average fee per client served through February 28 was up 8.9% to $122.27 compared to $112.27 last year and compared to 10.3% through January 31, 2002.

This tax season, U.S. tax operations began offering new products to bring additional value to H&R Block’s client base. For the first time, tax offices are offering a new Refund Anticipation Loan (RAL) product — an “instant RAL.” With an “instant RAL,” clients who qualify can receive a check for loan proceeds upon the completion of their tax return and will not have to return to the office a second time to pick up their check. In addition, tax offices are offering a new product to those clients whose tax returns reflect a balance due the Internal Revenue Service (IRS). Through a relationship with Household Bank, f.s.b. (Household), clients who qualify can receive a line of credit from Household that can be used to pay a balance due the IRS. This line of credit will have “same as cash” terms for 90 days. Unlike the traditional RAL products, the Company does not have a participation interest in these lines of credit. The e-commerce business is also offering new tax and advice products to its clients. This tax season, both software and online users have an opportunity to have an H&R Block tax professional review their return and provide feedback to the client prior to filing. In addition, all software and online clients have the opportunity to open an Express IRA account and to receive a free financial plan through H&R Block Financial Advisors (HRBFA).

During fiscal 2002, the Company’s residual interests have been performing better than expected with higher excess retained interest spread and lower loan losses and prepayments to date than originally projected. As a result of these items, in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company recorded a $45.1 million pretax mark-to-market adjustment in other comprehensive income (loss) during the second quarter. Beginning in the third quarter, the Company adjusted the amount of interest income recognized on certain residual interests to reflect these new conditions. This adjustment results in higher interest income earned throughout the remaining life of those residual interests, assuming conditions remain the same. Management continues to evaluate the strategy of executing a net interest margin (NIM) transaction to securitize certain existing residual interests from previous NIM transactions in an effort to expedite cash receipts, as discussed in the Form 10-Q for the period ended October 31, 2001.

One of the Company’s core strategic objectives is creating a financial partnership with its tax clients through delivery of advice, coupled with the products and services needed to act on that advice. The Company’s initiative to serve the mortgage needs of its tax clients though its retail mortgage operations resulted in 39.8% of all retail loans, and 7.5% of all loans originated during the third quarter this year coming from H&R Block tax clients. It had been previously disclosed that 66.4% of all retail loans, and 12.6% of all loans originated were referred from H&R Block’s tax client base. While the percentages are correct, the referral source should have been stated as all H&R Block clients, including clients of HRBFA and Option One Mortgage servicing.

During the 2002 tax season, Express IRA was launched in all tax services regions whereas in the 2001 tax season, it was only offered in six tax services regions. Express IRA introduces new technology, sales activities, service functions and training across the tax services and HRBFA organizations. Another key cross-organizational initiative was the creation and testing of the Tax Preparer Financial Advisor (TPFA) program. In its pilot year in fiscal 2001, 430 TPFAs cross-

sold 3,000 investment-related accounts. From May 1, 2001 to February 15, 2002, 440 TPFAs have cross-sold 3,445 investment related accounts (accounts opened and funded).

RESULTS OF OPERATIONS

The analysis that follows should be read in conjunction with the tables below and the Consolidated Statements of Operations found on page 2. All amounts in the following tables are in thousands, except as noted.

On May 1, 2001, the Company adopted a new methodology for allocation of corporate services and support costs to business units. The change was made to more accurately reflect each business segment’s performance. Prior year segment results have been restated based on this allocation methodology.

Consolidated H&R Block, Inc.

Consolidated H&R Block, Inc. — Three-month comparison to prior year

	Three months ended		Variance
	January 31,		Better/(worse)

	2002	2001	$	%

Revenues	$728,038	$656,000	$72,038	11.0%

Pretax earnings	49,774	7,792	41,982	538.8%
Net earnings	$29,616	$4,460	$25,156	564.0%

Basic & diluted earnings per share	$.16	$.02	$.14	700.0%

Consolidated revenues for the three months ended January 31, 2002 increased 11.0% primarily due to the Mortgage and U.S. tax operations segments, which increased revenues by $65.6 million, and $57.3 million, respectively, over the prior year. These increases were partially offset by the decline in revenues from Investment services of $57.1 million.

The Company reported pretax earnings of $49.8 million for the third quarter of fiscal 2002 compared to $7.8 million in the prior year, an increase of $42.0 million. The improvement over the prior year is primarily due to the Mortgage and U.S. tax operations segments. Mortgage operations reported earnings of $77.4 million, a $39.4 million improvement over last year and U.S. tax operations reported earnings of $25.3 million, a $23.8 million increase over the third quarter last year. Losses of $12.3 million from Investment services somewhat offset these improvements. In addition, the Company benefited $15.6 million over the prior year’s third quarter from the adoption of SFAS 141 and 142, which is included in the respective reportable segments.

Net earnings were $29.6 million, or $.16 per basic and diluted share compared to $4.5 million, or $.02 per basic and diluted share in the third quarter of fiscal 2001. The three months ended

January 31, 2002 reflect the adoption of SFAS 141 and 142 effective May 1, 2001 related to business combinations, goodwill and other intangible assets, which eliminates goodwill and certain other intangible asset amortization. Of the improvement over the prior year’s third quarter, $11.9 million (net of taxes), or $.06 per diluted share and $.07 per basic share, relates to this change in accounting.

The effective income tax rate decreased from 42.5% last year to 40.5% this year. The decrease in the effective tax rate is primarily due to the reduction in non-deductible goodwill and other intangible asset amortization related to the adoption of SFAS 141 and 142 on May 1, 2001.

The Company’s performance as measured by earnings before interest (including interest expense on acquisition debt, investment income and interest allocated to operating business units), taxes, depreciation and amortization (EBITDA) improved $21.8 million, or 25.1%, to $108.5 million compared to $86.7 million in the prior year’s third quarter. EBITDA is utilized by management to evaluate the performance of its operating segments because many of the segments reflect substantial amortization of acquired intangible assets and goodwill resulting from recent acquisitions. Management believes EBITDA is a good measure of cash flow generation because the Company’s operations have not historically been capital intensive, and it also removes the effects of purchase accounting. The calculation of EBITDA may not be comparable to the calculation of EBITDA by other companies and it is a non-GAAP financial measure.

In addition, the Company continues to measure its performance based on the calculation of earnings excluding the after-tax impact of amortization of acquired intangible assets. Net earnings, excluding the after-tax impact of this expense, were $39.4 million, or $.21 per diluted share in the third quarter, compared to $25.9 million, or $.14 per diluted share in last year’s third quarter.

Consolidated H&R Block, Inc. — Three-month comparison to preceding quarter

	Fiscal Year		Variance
	2002 Quarter		Better/(worse)

	3rd	2nd	$	%

Revenues	$728,038	$378,729	$349,309	92.2%

Pretax earnings (loss)	49,774	(47,077)	96,851	—
Net earnings (loss)	$29,616	$(28,011)	$57,627	—

Basic and diluted earnings (loss) per share	$.16	$(.15)	$.31	—

Consolidated revenues for the three months ended January 31, 2002 increased 92.2% over the three months ended October 31, 2001 almost entirely due to the U.S. tax operations segment, increasing $351.2 million over the second quarter, resulting from the start of the U.S. tax-filing season.

The Company reported pretax earnings of $49.8 million for the third quarter of fiscal 2002 compared to a loss of $47.1 million in the second quarter. The quarter-over-quarter improvement is due to the U.S. tax operations segment, with a $129.5 million improvement over last quarter. This increase was partially offset by lower earnings from Mortgage operations and Business services and increased losses from International tax operations and Investment services. Net earnings were $29.6 million, or $.16 per share compared to a loss of $28.0 million, or $.15 per share in the second quarter.

The Company’s performance as measured by EBITDA improved to $108.5 million compared to $5.9 million for the three months ended October 31, 2001. The Company’s net earnings, excluding the after-tax impact of the amortization of acquired intangible assets, was $39.4 million, or $.21 per diluted share in the third quarter, compared to a loss of $18.5 million, or $.10 per basic share in the second quarter.

Consolidated H&R Block, Inc. — Nine-month comparison to prior year

	Nine months ended		Variance
	January 31,		Better/(worse)

	2002	2001	$	%

Revenues	$1,430,892	$1,297,584	$133,308	10.3%

Pretax loss	(49,041)	(168,557)	119,516	70.9%
Net loss	$(29,179)	$(96,941)	$67,762	69.9%

Basic & diluted loss per share	$(.16)	$(.53)	$.37	69.8%

Consolidated revenues for the nine months ended January 31, 2002 increased 10.3% primarily due to the Mortgage operations segment, which increased revenues by $229.4 million, or 82.1%, over the prior year. Also contributing to the increase was the U.S. tax operations and Business services segments, which reported an 18.8% and 7.6%, respectively, improvement over the prior year. These increases were partially offset by the decline in revenues of $185.6 million from Investment services.

The Company reported a pretax loss of $49.0 million for the nine months ended January 31, 2002 compared to a loss of $168.6 million in the prior year. The improvement over the prior year is primarily due to the Mortgage operations segment that reported earnings of $237.4 million, a $157.4 million improvement over last year. Losses of $27.5 million from Investment services somewhat offset the increase from Mortgage operations. U.S. tax and International tax operations, as well as Business services, also reported improvements over the prior year. In addition, the Company’s improved performance over the prior year is attributable to the adoption of SFAS 141 and 142, which positively impacted the year-over-year variance by $45.7 million.

The net loss was $29.2 million, or $.16 per share compared to a net loss of $96.9 million, or $.53 per share for the nine months ended January 31, 2001. Of the improvement over the prior year, $35.0 million (net of taxes), or $.19 per share, relates to the adoption of SFAS 141 and 142.

The effective income tax rate decreased from 42.5% last year to 40.5% this year. The decrease in the effective tax rate is primarily due to the reduction in non-deductible goodwill and other intangible asset amortization related to the adoption of SFAS 141 and 142 on May 1, 2001.

The Company’s performance as measured by EBITDA improved $61.6 million to $115.2 million compared to $53.6 million for the nine months ended January 31, 2001. The Company’s net loss, excluding the after-tax impact of amortization of acquired intangible assets, was $492 thousand in the current year, compared to $33.8 million, or $.18 per share last year.

U.S. Tax Operations

This segment primarily consists of the Company’s traditional tax business — which served 16.9 million taxpayers in fiscal year 2001, more than any other company. This segment is primarily engaged in providing tax return preparation, filing, and related services in the United States. Tax-related service revenues include fees from company-owned tax offices and royalties from franchised offices. This segment also participates in the Refund Anticipation Loan (RAL) products offered by a third-party lending institution to tax clients. This segment includes the Company’s tax preparation software — TaxCut® from H&R Block, other personal productivity software, online tax preparation through a tax professional (whereby the client fills out an online tax organizer and sends it to a tax professional for preparation), online do-it-yourself tax preparation, online professional tax review and online tax advice through the hrblock.com website.

The Company participates with Household in offering RALs to customers through tax offices (49.9% in company-owned offices and 25.0% in major franchise offices). Revenue from participation is calculated as the Company’s percentage participation multiplied by the fee that the customer pays for the RAL. The fee that the customer pays for the RAL is set by Household and is based on the dollar amount of the RAL.

This segment offers RALs through its tax offices and also participates in the funding of the RALs. As these are two different operating activities, there is a difference between the number of RALs in which the Company participates and the number of RALs reported in tax offices. This difference is due to the timing of the IRS acknowledgement of the return and when the client receives the funds. The number of RALs in which the Company participates is accumulated when the client receives the funds. The number of RALs reported in tax offices is accumulated when the IRS acknowledges receipt the tax return.

Due to the seasonal nature of this segment’s business, third quarter and year-to-date results are not indicative of the expected results for the entire fiscal year.

U.S. Tax Operations — Statistics for company-owned operations

(in 000s except average fee and offices)

	Period January 1
	through January 31,

	2002	2001	Percent change

Tax returns prepared	2,129	2,029	4.9%
Clients served:
Company-owned offices	2,149	2,069	3.9%
E-commerce	143	109	31.2%
Tax returns filed electronically:
Company-owned offices	2,081	1,977	5.3%
E-commerce	119	96	24.0%
Average fee per client served (in offices)	$120.89	$109.63	10.3%
Refund anticipation loans (RALs):
Company-owned offices	1,196	1,020	17.3%
E-commerce	8	5	60.0%
Offices	5,017	5,060	-0.8%

U.S. Tax Operations — Three-month comparison to prior year

	Three months ended		Variance
	January 31,		Better/(worse)

	2002	2001	$	%

Tax preparation and related fees	$271,477	$237,361	$34,116	14.4%
Royalties	32,429	27,941	4,488	16.1%
RAL participation fees	30,154	25,387	4,767	18.8%
Software sales	21,980	18,476	3,504	19.0%
Other	23,195	12,791	10,404	81.3%

Total revenues	379,235	321,956	57,279	17.8%

Compensation & benefits	150,765	141,407	(9,358)	-6.6%
Occupancy & equipment	43,954	40,005	(3,949)	-9.9%
Depreciation & amortization	8,982	14,918	5,936	39.8%
Cost of software sales	14,598	10,604	(3,994)	-37.7%
Bad debt expense	24,072	21,629	(2,443)	-11.3%
Supplies, freight & postage	7,903	8,352	449	5.4%
Other	30,627	27,022	(3,605)	-13.3%
Allocated corporate & shared costs	73,054	56,521	(16,533)	-29.3%

Total expenses	353,955	320,458	(33,497)	-10.5%

Pretax earnings	$25,280	$1,498	$23,782	—

EBITDA	$39,534	$20,770	$18,764	90.3%

Tax preparation and related fees increased 14.4% to $271.5 million for the three months ended January 31, 2002 compared to the prior year third quarter. This increase is primarily attributable to a 4.9% increase in company-owned returns prepared and a 10.3% increase in the average fee on those returns in the first month of the tax season. The overall increase in tax returns prepared is due to continued client demand during the early tax-filing season. The increase in average charge, in addition to a planned increase, is primarily due to the federal rebate credit and, to a lesser extent, changes in the child tax credit. It is not anticipated that the increase in the average fee associated with these rebates will continue throughout the remainder of the tax-filing season at the same levels as were experienced in January.

Royalties from franchises of $32.4 million increased proportionally with the increase in tax preparation and related fees generated from company-owned offices. Franchise offices experienced an 11.5% increase in tax returns prepared to 1.4 million and an 11.3% increase in the average fee to $106.03 from $95.25 in the prior year.

Revenues from participation in RALs increased $4.8 million or 18.8% over the prior year third quarter. This increase is attributable to a 15.7% increase in the number of funded RALs to 845,902, and an increase in pricing. The increased price was driven by an increase in the average refund amount and favorable changes in product mix resulting in a gross revenue per RAL of $76.19 which is up 2.8% over last year’s third quarter.

Software revenues increased 19.0% over the third quarter last year due to both an increase in price per unit and an increase in the number of units sold for TaxCut by H&R Block. Also contributing to the improvement was an increase in the number of legal software products sold.

During the first month of tax season, the Company’s e-commerce initiatives have improved over the prior year with increases in the number of “Online Tax Preparation” (OTP), “Professional Tax Service” (PTS) and “Review” clients. Revenues from these initiatives are included in other revenues.

In addition, revenues from the Peace of Mind warranty program helped drive the increase in other revenues due to the increase in the number of warranties sold compared to last year. The increase in the number of warranties sold is due to both an increase in the number of returns prepared, as well as an increase in the percent of clients that purchased the warranty from 22% in the prior year, to 33% in the current period. The pretax impact of these revenues is minimal in the current year, as the net profit is deferred and recognized over the warranty term.

Total expenses of $354.0 million during the three months ended January 31, 2002 were $33.5 million, or 10.5% higher than last year. The increase in expenses is primarily attributable to increased direct expenses driven by higher tax preparation volume. These direct expenses include compensation and benefits, occupancy and equipment and bad debt expense related to tax return preparation. Offsetting the increase in bad debt expense related to tax return preparation, bad debt expense associated with participation in RALs declined $4.2 million due to a more favorable collection rate on RALs this year caused by a problem with the IRS debt indicator last year. The IRS debt indicator identifies outstanding debts to the IRS or other federal government entities. Due to the problems with the debt indicator, bad debt expense was 49 basis points higher in January 2001 than during the remainder of the 2001 tax season. Also contributing to the increase in expenses were allocated corporate and shared costs related to marketing and technology development, which increased $16.5 million. The higher marketing costs are due to the Company’s increased advertising initiatives this year. Amortization expense benefited from the early adoption of SFAS No. 141 and 142, resulting in lower amortization of goodwill when compared to the prior year by $2.9 million. Additionally, depreciation and amortization expense was lower by $3.1 million this year due to certain assets becoming fully depreciated at the end of the prior fiscal year.

The pretax earnings of $25.3 million for the quarter ended January 31, 2002 increased $23.8 million from earnings of $1.5 million in the same period a year ago.

U.S. Tax Operations — Three-month comparison to preceding quarter

	Fiscal Year		Variance
	2002 Quarter		Better/(worse)

	3rd	2nd	$	%

Tax preparation and related fees	$271,477	$11,396	$260,081	—
Royalties	32,429	1,470	30,959	—
RAL participation fees	30,154	14	30,140	—
Software sales	21,980	722	21,258	—
Other	23,195	14,413	8,782	60.9%

Total revenues	379,235	28,015	351,220	—

Compensation & benefits	150,765	34,491	(116,274)	-337.1%
Occupancy & equipment	43,954	33,828	(10,126)	-29.9%
Depreciation & amortization	8,982	7,429	(1,553)	-20.9%
Cost of software sales	14,598	452	(14,146)	—
Bad debt expense	24,072	(1,042)	(25,114)	—
Supplies, freight & postage	7,903	3,151	(4,752)	-150.8%
Other	30,627	15,098	(15,529)	-102.9%
Allocated corporate & shared costs	73,054	38,833	(34,221)	-88.1%

Total expenses	353,955	132,240	(221,715)	-167.7%

Pretax earnings (loss)	$25,280	$(104,225)	$129,505	—

EBITDA	$39,534	$(92,309)	$131,843	—

The improved results are due to the start of the U.S. tax-filing season in January 2002.

U.S. Tax Operations — Nine-month comparison to prior year

	Nine months ended		Variance
	January 31,		Better/(worse)

	2002	2001	$	%

Tax preparation and related fees	$294,221	$254,709	$39,512	15.5%
Royalties	34,995	30,466	4,529	14.9%
RAL participation fees	30,450	25,587	4,863	19.0%
Software sales	23,475	19,591	3,884	19.8%
Other	44,088	29,356	14,732	50.2%

Total revenues	427,229	359,709	67,520	18.8%

Compensation & benefits	208,325	188,558	(19,767)	-10.5%
Occupancy & equipment	110,908	103,452	(7,456)	-7.2%
Depreciation & amortization	23,715	37,753	14,038	37.2%
Cost of software sales	15,369	11,237	(4,132)	-36.8%
Bad debt expense	23,911	22,029	(1,882)	-8.5%
Supplies, freight & postage	12,590	12,294	(296)	-2.4%
Other	54,672	50,215	(4,457)	-8.9%
Allocated corporate & shared costs	137,852	103,959	(33,893)	-32.6%

Total expenses	587,342	529,497	(57,845)	-10.9%

Pretax loss	$(160,113)	$(169,788)	$9,675	5.7%

EBITDA	$(121,977)	$(120,904)	$(1,073)	-0.9%

Tax preparation and related fees increased 15.5% to $294.2 million during the nine months ended January 31, 2002 compared to the nine months ended January 31, 2001. This increase is primarily attributable to the 4.9% increase in returns prepared in company-owned offices combined with the 10.3% increase in the average charge on those returns for the first month of the tax season. The average charge earned during the first month of the fiscal 2002 tax season was $120.89 compared to $109.63 earned last year.

Royalties from franchises of $35.0 million increased proportionately with the increase in tax preparation and related fees generated from company-owned offices. Franchise offices experienced an 11.5% increase in tax returns prepared to 1.4 million during January 2002 compared to last year. The average charge in franchise offices increased 11.3% to $106.03 during January 2002 as compared to the prior January.

Revenues from participation in RALs increased $4.9 million, or 19.0%, to $30.5 million compared to the prior year. This increase is attributable to a 15.7% increase in the number of funded RALs to 845,902 and an increase in pricing. The increased price was driven by an increase in the average refund amount and favorable changes in product mix resulting in a gross revenue per RAL of $76.93 which is up 2.9% over last year.

Software revenues increased 19.8% over last year due to both an increase in price per unit and an increase in the number of units sold for TaxCut by H&R Block. Also contributing to the improvement was an increase in the number of legal software products sold.

During the first month of the tax season, the Company’s e-commerce initiatives have improved over the prior year with increases in the number of OTP, PTS and “Review” clients. Revenues from these initiatives are included in other revenues.

Contributing to the increase in other revenues were revenues from the Peace of Mind warranty program due to an increase in unit sales.

Total expenses increased 10.9% to $587.3 million during the nine months ended January 31, 2002 compared to the nine months ended January 31, 2001. This increase is due to an increase of $33.9 million in allocated and shared costs primarily related to marketing and technology development. The higher marketing costs are due to the Company’s increased advertising initiatives this year. In addition, compensation and benefits, occupancy and equipment and bad debt expense associated with tax return preparation increased as a direct result of the increase in revenues. Offsetting these increases was lower depreciation and amortization expense of $14.0 million due to certain assets becoming fully depreciated at the end of the prior fiscal year and $8.5 million related to the early adoption of SFAS No. 141 and 142. In addition, bad debt expense associated with participation in RALs declined $4.9 million due to a more favorable collection rate in the current year caused by a problem with the IRS debt indicator last year.

The pretax loss for the nine months ended January 31, 2002 was $160.1 million, a decrease of 5.7% compared to the pretax loss of $169.8 million for the nine months ended January 31, 2001.

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

As the Company’s operations in this segment are transacted in the local currencies of the countries it operates in, the results can be affected by the translation into U.S. dollars. The continued strength of the U.S. dollar during the third quarter and year-to-date has the impact of lowering revenues, reducing losses and earnings.

Due to the seasonal nature of this segment’s business, third quarter and year-to-date results are not indicative of the expected results for the entire fiscal year.

International Tax Operations — Three-month comparison to prior year

	Three months ended		Variance
	January 31,		Better/(worse)

	2002	2001	$	%

Canada	$2,637	$3,003	$(366)	-12.2%
Australia	4,978	4,412	566	12.8%
United Kingdom	238	344	(106)	-30.8%
Overseas franchises	136	98	38	38.8%

Total revenues	7,989	7,857	132	1.7%

Canada	(5,308)	(6,170)	862	14.0%
Australia	1,151	715	436	61.0%
United Kingdom	(314)	(443)	129	29.1%
Overseas franchises	(220)	(143)	(77)	-53.8%
Allocated corporate & shared costs	(551)	(445)	(106)	-23.8%

Pretax loss	$(5,242)	$(6,486)	$1,244	19.2%

EBITDA	$(4,392)	$(5,200)	$808	15.5%

Revenues increased by 1.7% to $8.0 million from $7.9 million last year. The increase in Australian revenue is primarily being driven by an increase in tax returns prepared during the quarter. The decrease in Canadian revenue is driven by management’s decision to further reduce the non-profitable early discounted return business. The decrease in United Kingdom revenue is driven by the closure of unprofitable offices. The overall strength in the U.S. dollar continues to negatively impact the revenue comparison.

The pretax loss improved by 19.2% to $5.2 million compared to a loss of $6.5 million in last year’s third quarter. The improved performance is primarily attributed to reduced operating costs in Canada due to better cost control and increased tax return volume in Australia.

International Tax Operations — Three-month comparison to preceding quarter

	Fiscal Year		Variance
	2002 Quarter		Better/(worse)

	3rd	2nd	$	%

Canada	$2,637	$2,400	$237	9.9%
Australia	4,978	10,947	(5,969)	-54.5%
United Kingdom	238	239	(1)	-0.4%
Overseas franchises	136	123	13	10.6%

Total revenues	7,989	13,709	(5,720)	-41.7%

Canada	(5,308)	(4,018)	(1,290)	-32.1%
Australia	1,151	4,160	(3,009)	-72.3%
United Kingdom	(314)	(396)	82	20.7%
Overseas franchises	(220)	(160)	(60)	-37.5%
Allocated corporate & shared costs	(551)	(577)	26	4.5%

Pretax loss	$(5,242)	$(991)	$(4,251)	-429.0%

EBITDA	$(4,392)	$(229)	$(4,163)	—

Revenues decreased by $5.7 million from the second quarter. The decrease is driven primarily by the end of the Australian tax season, which occurs during the second quarter.

The pretax loss increased by $4.3 million over the second quarter. The primary drivers of the increased loss are the end of the Australian tax season and the preparation for the beginning of the Canadian tax season.

International Tax Operations — Nine-month comparison to prior year

	Nine months ended		Variance
	January 31,		Better/(worse)

	2002	2001	$	%

Canada	$8,294	$8,837	$(543)	-6.1%
Australia	16,468	16,797	(329)	-2.0%
United Kingdom	1,109	1,391	(282)	-20.3%
Overseas franchises	659	630	29	4.6%

Total revenues	26,530	27,655	(1,125)	-4.1%

Canada	(12,772)	(15,310)	2,538	16.6%
Australia	3,661	4,209	(548)	-13.0%
United Kingdom	(889)	(1,034)	145	14.0%
Overseas franchises	(199)	(1)	(198)	—
Allocated corporate & shared costs	(1,687)	(1,556)	(131)	-8.4%

Pretax loss	$(11,886)	$(13,692)	$1,806	13.2%

EBITDA	$(9,506)	$(9,850)	$344	3.5%

Revenues decreased by 4.1% to $26.5 million from $27.7 million last year. The revenue decrease is primarily driven by the continued strength of the U.S. dollar and the closure of unprofitable offices in the United Kingdom.

The pretax loss improved 13.2% to $11.9 million from $13.7 million last year. This improvement is primarily attributed to better business management and cost control in Canada. The Australian results were negatively impacted by a poor beginning of the tax season and additional costs attributed to the opening of thirteen new offices in July.

Mortgage Operations

Through Option One Mortgage Corporation and H&R Block Mortgage Corporation, this segment offers a wide range of home mortgage products. This segment is primarily engaged in the origination, servicing, and sale of nonconforming and conforming mortgage loans. This segment mainly offers, through a network of mortgage brokers, a flexible product line to borrowers who are creditworthy but do not meet traditional underwriting criteria. Conforming mortgage loan products, as well as the same flexible product line available through brokers, are offered through some H&R Block Financial Advisors branch offices and H&R Block Mortgage Corporation retail offices. One of the primary sources of revenue from this segment is the recognition of gains on sales of mortgage loans. This segment also holds residual interests in securitized mortgage loans in which cash flows are received over the life of the loans. The subsequent securitization of these residual interests in the form of a net interest margin transaction (NIM) results in the receipt of a substantial portion of the cash from the residual at the closing of the NIM transaction, rather than over the actual life of the loans.

Management utilizes operating profit margin to evaluate this segment’s performance. Operating profit margin is defined as pretax earnings before goodwill amortization divided by mortgage fundings.

Mortgage Operations — Quarterly Operating Statistics

(in 000s except # of loans originated
and servicing portfolio)

	Three months ended
	January 31,
				October 31,
	2002	2001	% change	2001	% change

# of loans originated:
Wholesale	17,344	12,443	39.4%	18,172	-0.5%
Retail	4,056	2,424	67.3%	3,352	21.0%

Total	21,400	14,867	43.9%	21,524	-0.1%

Volume of loans originated:
Wholesale	$2,346,687	$1,297,435	80.9%	$2,206,041	6.4%
Retail	549,112	294,241	86.6%	438,158	25.3%

Total	$2,895,799	$1,591,676	81.9%	$2,644,199	9.5%

Loan sales	$2,868,690	$1,547,169	85.4%	$2,618,065	9.6%
# of loans serviced	202.4	172.6	17.3%	184.8	9.5%
Average servicing portfolio (billions)	$20.3	16.2	24.9%	19.5	4.1%

Mortgage Operations — Three-month comparison to prior year

	Three months ended		Variance
	January 31,		Better/(worse)

	2002	2001	$	%

Gain on sale of mortgage loans	$107,882	$63,168	$44,714	79.8%
Interest income	36,850	20,491	16,359	79.8%
Loan servicing	34,335	29,579	4,756	16.1%
Other	684	931	(247)	-26.5%

Total revenues	179,751	114,169	65,582	57.4%

Compensation & benefits	45,121	33,555	(11,566)	-34.5%
Variable servicing & processing	26,252	9,825	(16,427)	-167.2%
Occupancy & equipment	7,557	5,898	(1,659)	-28.1%
Interest expense	937	6,661	5,724	85.9%
Bad debt expense	5,386	4,116	(1,270)	-30.8%
Amortization of acquisition intangibles	—	3,394	3,394	100.0%
Other	15,667	12,147	(3,520)	-29.0%
Allocated corporate & shared costs	1,404	522	(882)	-169.0%

Total expenses	102,324	76,118	(26,206)	-34.4%

Pretax earnings	$77,427	$38,051	$39,376	103.5%

EBITDA	$81,128	$43,633	$37,495	85.9

Revenues increased by $65.6 million or 57.4%, to $179.8 million, for the three months ended January 31, 2002 compared to the same period last year. The increase is primarily due to an increase in production volume, higher excess retained interest spread earned, a favorable secondary market environment and a larger servicing portfolio.

Revenues related to the sale of mortgage loans increased by $44.7 million or 70.8%, to $107.9 million, over the comparable prior year period resulting from a significant increase in loan origination volume. The increase in loan production is a result of an increase in the average loan size, an increase in the size of the sales force, an improvement in the closing ratio and to a lesser extent, the declining interest rate environment. The average loan size increased to $135 thousand from $107 thousand in the prior year’s third quarter due to emphasis being placed on originating higher average loan balances. Partially offsetting gains on sales of mortgage loans was the decline in the total execution price representing sale of mortgage loans. The total execution price for the three months ended January 31, 2002 was 3.82% compared to 4.24% for the same period last year. The decline in the execution price is primarily attributable to lower interest rates on the underlying loans, which yield a lower premium. In addition, losses of $13.1 million were recorded in the third quarter of fiscal year 2002 related to adverse changes in the timing of cash flows on certain residual interests in accordance with EITF 99-20.

Interest income for the three months ended January 31, 2002 increased by $16.4 million or 79.8%, to $36.9 million, over the comparable prior year period. This increase is primarily the result of (1) a higher average loan receivable balance from the owner trust resulting from higher volume and the timing of the third-party securitizations; (2) higher interest accretion on residual interests as a result of the mark-to-market adjustment recorded in the second quarter of fiscal 2002; and (3) the declining interest rate environment since new non-prime loan originations are far less sensitive to such declines as compared to the interest rates charged on the related warehouse line borrowings, which directly reflect changes in market interest rates and therefore improves the excess retained interest spread earned. The excess retained interest spread for the three months ended January 31, 2002 was 6.05% compared to 2.38% for the same period last year.

Loan servicing revenues increased by $4.8 million or 16.1%, to $34.3 million, for the three months ended January 31, 2002, as compared to the same period last year. The increase is due to a higher average loan servicing portfolio balance.

Pretax earnings increased by $39.4 million or 103.5%, to $77.4 million, for the three months ended January 31, 2002. The improved performance is primarily due to the increase in revenues as discussed above. In addition, the higher loan volumes helped drive a decline in the net cost of origination. The increase in variable servicing and processing expense is due to the increase in the size of the servicing portfolio and a $8.5 million write-down of mortgage servicing rights (MSR) taken in the third quarter to reflect a change in the assumptions underlying the related loan portfolios. The increase in compensation and benefits is due to an increase in the number of employees supporting the increase in volumes. The third quarter also benefited by $3.4 million compared to the third quarter of fiscal year 2001 due to the adoption of SFAS 141 and 142. Mortgage operations’ operating profit margin of 2.67% improved 7 basis points from 2.60% in the prior year.

Mortgage Operations — Three-month comparison to preceding quarter

	Fiscal Year		Variance
	2002 Quarter		Better/(worse)

	3rd	2nd	$	%

Gain on sale of mortgage loans	$107,882	$118,186	$(10,304)	-8.7%
Interest income	36,850	27,995	8,855	31.6%
Loan servicing	34,335	33,570	765	2.3%
Other	684	1,070	(386)	-36.1%

Total revenues	179,751	180,821	(1,070)	-0.6%

Compensation & benefits	45,121	42,695	(2,426)	-5.7%
Variable servicing & processing	26,252	15,510	(10,742)	-69.3%
Occupancy & equipment	7,557	7,581	24	0.3%
Interest expense	937	1,394	457	32.8%
Bad debt expense	5,386	5,450	64	1.2%
Amortization of acquisition intangibles	—	—	—	—
Other	15,667	14,478	(1,189)	-8.2%
Allocated corporate & shared costs	1,404	522	(882)	-169.0%

Total expenses	102,324	87,630	(14,694)	-16.8%

Pretax earnings	$77,427	$93,191	$(15,764)	-16.9%

EBITDA	$81,128	$96,942	$(15,814)	-16.3%

Revenues decreased slightly by $1.1 million or .6%, to $179.8 million, for the three months ended January 31, 2002 compared to the second quarter of fiscal 2002. Revenues related to the sale of mortgage loans decreased due to a decrease in overall execution price on loan sales. The total execution price representing the sale of mortgage loans for the three months ended January 31, 2002 was 3.82% compared to 5.08% for the three months ended October 31, 2001. The decline in the execution price is primarily attributable to lower interest rates on the underlying loans, which yield a lower premium. In addition, losses of $13.1 million were recorded in the third quarter related to adverse changes in the timing of cash flows on certain residual interests compared to $7.7 million recorded in the second quarter. These decreases were somewhat offset by an increase in interest income of $8.9 million over the second quarter. This increase is primarily the result of the lower interest rate environment, which improves the excess retained interest spread earned. The excess retained interest spread for the three months ended January 31, 2002 was 6.05% compared to 5.21% for the three months ended October 31, 2001. In addition, higher interest accretion on residual interests was recorded in the third quarter as a result of the mark-to-market adjustment recorded in the second quarter of fiscal 2002.

Loan servicing revenues increased by $765 thousand or 2.3%, to $34.3 million, for the three months ended January 31, 2002, as compared to the second quarter. The increase reflects a higher average loan servicing portfolio balance.

Pretax earnings decreased by $15.8 million or 16.9%, to $77.4 million for the three months ended January 31, 2002. The reduction in performance is primarily due to a write-down in MSRs and the decrease in revenues as discussed above. Mortgage operations’ operating profit margin of 2.67% declined 85 basis points from 3.52% in the second quarter of fiscal 2002.

Mortgage Operations — Year-to-date Operating Statistics

(in 000s except # of loans originated
and servicing portfolio)

	Nine months ended
	January 31,

	2002	2001	% change

# of loans originated:
Wholesale	53,515	35,645	50.1%
Retail	11,103	6,734	64.9%

Total	64,618	42,379	52.5%

Volume of loans originated:
Wholesale	$6,673,256	$3,710,545	79.8%
Retail	1,490,688	767,607	94.2%

Total	$8,163,944	$4,478,152	82.3%

Loan sales	$8,191,794	$4,678,265	75.1%
# of loans serviced	191.7	162.8	17.7%
Average servicing portfolio (billions)	$19.5	$15.4	26.5%

Mortgage Operations — Nine-month comparison to prior year

	Nine months ended		Variance
	January 31,		Better/(worse)

	2002	2001	$	%

Gain on sale of mortgage loans	$322,302	$162,807	$159,495	98.0%
Interest income	84,039	35,074	48,965	139.6%
Loan servicing	100,378	79,081	21,297	26.9%
Other	2,178	2,497	(319)	-12.8%

Total revenues	508,897	279,459	229,438	82.1%

Compensation & benefits	129,588	88,476	(41,112)	-46.5%
Variable servicing & processing	53,282	26,723	(26,559)	-99.4%
Occupancy & equipment	21,175	16,923	(4,252)	-25.1%
Interest expense	4,126	10,748	6,622	61.6%
Bad debt expense	17,452	12,309	(5,143)	-41.8%
Amortization of acquisition intangibles	—	10,183	10,183	100.0%
Other	43,671	32,624	(11,047)	-33.9%
Allocated corporate & shared costs	2,206	1,459	(747)	-51.2%

Total expenses	271,500	199,445	(72,055)	-36.1%

Pretax earnings	$237,397	$80,014	$157,383	196.7%

EBITDA	$248,005	$96,975	$151,030	155.7%

Revenues increased by $229.4 million or 82.1%, to $508.9 million, for the nine months ended January 31, 2002 compared to the same period last year. The increase is primarily due to an increase in production volume, higher excess retained interest spread earned, a favorable secondary market environment and a larger servicing portfolio.

Revenues related to the sale of mortgage loans increased by $159.5 million or 98.0% to $322.3 million over the prior year period resulting from a significant increase in loan origination volume, as well as better pricing execution on mortgage loan sales. During the nine months ended January 31, 2002, the Company’s loan origination volume increased 82.3% over the same period last year. The increase in loan production is a result of an increase in the average loan size, an increase in the size of the sales force, an improvement in the closing ratio and to a lesser extent, the declining interest rate environment. The total execution price for the nine months ended January 31, 2002 was 4.74% compared to 3.42% for the same period last year. The better execution price is partially attributable to the declining interest rate environment that has the effect of widening spreads on mortgage loan sales. Somewhat offsetting the increase in the gain on sale, losses of $29.6 million were recorded in the nine months ended January 31, 2002 related to adverse changes in the timing and amount of cash flows on certain residual interests.

Interest income for the nine months ended January 31, 2002 totaled $84.0 million, an increase of $49.0 million or 139.6% over the comparable prior year period. This increase is primarily the result of the declining interest rate environment, which improves the excess retained interest spread earned. The excess retained interest spread for the nine months ended January 31, 2002 was 5.36% compared to 2.39% for the same period last year. Also contributing to the increase in interest income is higher interest accretion on residual interests during fiscal year 2002.

Servicing revenues increased $21.3 million to $100.4 million for the nine months ended January 31, 2002 as compared to the same period last year. The increase reflects a higher average loan servicing portfolio balance. The average servicing portfolio for the nine-month period increased 26.5% compared to the same period last year.

Pretax earnings increased $157.4 million or 196.7%, to $237.4 million for the nine months ended January 31, 2002. The improved performance is primarily due to the increase in revenues as discussed above. In addition, the higher loan volumes helped drive a decline in the net cost of origination. The increase in compensation and benefits is due to an increase in the number of employees supporting the increase in volumes. The increase in variable servicing and processing expense is due to the increase in the size of the servicing portfolio and a $8.5 million write-down of MSRs taken in fiscal 2002 to reflect a change in the assumptions underlying the related loan portfolios. The nine months ended January 31, 2002 also benefited by $10.2 million compared to the prior year from the adoption of SFAS 141 and 142. Mortgage operations’ operating profit margin of 2.91% improved 90 basis points from 2.01% in the prior year.

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

Results for all periods are down primarily due to bearish market conditions. The economy began to slow down in the summer of 2000 and continued to decline in the winter months and into calendar year 2001. The September 11th tragedies exacerbated the decline in investor confidence, and, as a result of these events, the exchanges were closed for four days. Similar to the rest of the industry, Investment services has been experiencing a decline in trading volumes. In addition, customer margin balances have continued to significantly decline throughout fiscal year 2002. Related to the declining margin balances, interest expense, which is mainly comprised of interest paid on customer credit balances and interest paid for securities lending which is used to finance customer margin balances, has declined in all periods presented. The Company measures the profitability of margin lending activities through net interest margin. Net interest margin is defined as interest earned on the average margin loan balance, less the cost of funding these loans. Revenues are closely linked with the overall performance of market indices and management believes that when investors are once again confident in the market, margin lending and stock transactions will increase, which will positively affect this segment’s results.

Additionally, decimalization replaced fractional trading for listed equities on January 29, 2001 and for NASDAQ equities on April 9, 2001. The impact of decimalization has reduced the dealer spread between the bid and ask prices, reducing revenue opportunities.

Products. Continuing efforts to become an advisory-based relationship provider, a number of key initiatives occurred despite the difficult financial and market environment. Annuities were added to the product line beginning in January 2001. The Company currently conducts annuity business in twelve states, but is licensed in thirty-nine states, and will continue to add additional states to distribute the product. In the fall of 2000, the Company began offering online accounts to its customers. The number of online trades represents 8.0% of total trades for the quarter and the nine months ended January 31, 2002. Accounts with cash management features like the VISA Gold ATM/Check card, which offers customers the choice of a 1% cash rebate on every VISA Gold purchase or airline miles that can be redeemed on any airline, were offered for the first time in July 2001. In the third quarter of fiscal 2002, the Company launched fee-based services. The Investment services segment has yet to experience significant revenues from the majority of these initiatives.

Investment Services — Quarterly Operating Statistics

(actual amounts, except as indicated)

	Three months ended
	January 31,
				October 31,
	2002	2001	% change	2001	% change

Customer trades	402,016	598,754	-32.9%	377,094	6.6%
Customer daily average trades	6,241	9,816	-36.4%	6,285	-0.7%
Average commission per trade	$64.61	$68.61	-5.8%	$63.17	2.3%
Number of active accounts	602,618	605,221	-0.4%	608,594	-1.0%
Average trades per active account per quarter	0.67	0.99	-32.6%	0.62	8.1%
Average trades per active accts per year (annualized)	2.67	3.96	-32.6%	2.48	7.7%
Ending balance of assets under administration (billions)	$27.2	$36.3	-25.0%	$27.1	0.7%
Average assets per active acct	$45,191	$60,028	-24.7%	$44,448	1.7%
Ending debit balances (000s)	$878,000	$1,902,200	-53.8%	$888,000	-1.1%
Ending credit balances (000s)	$865,000	$933,300	-7.3%	$772,000	12.0%

Investment Services — Three-month comparison to prior year

	Three months ended		Variance
	January 31,		Better/(worse)

	2002	2001	$	%

Commission & fee income	$37,496	$60,190	$(22,694)	-37.7%
Margin interest income	11,642	50,381	(38,739)	-76.9%
Other	11,947	7,593	4,354	57.3%

Total revenues	61,085	118,164	(57,079)	-48.3%

Compensation & benefits	33,822	41,980	8,158	19.4%
Interest expense	2,095	26,280	24,185	92.0%
Occupancy & equipment	5,903	6,547	644	9.8%
Depreciation & amortization	5,314	4,434	(880)	-19.8%
Commission, floor brokerage & fees	1,328	2,062	734	35.6%
Amortization of acquisition intangibles	7,362	11,387	4,025	35.3%
Other	12,030	9,218	(2,812)	-30.5%
Allocated corporate & shared costs	5,531	8,878	3,347	37.7%

Total expenses	73,385	110,786	37,401	33.8%

Pretax earnings (loss)	$(12,300)	$7,378	$(19,678)	—

EBITDA	$1,014	$23,756	$(22,742)	-95.7%

Investment services revenues for the third quarter of fiscal year 2002 compared to the third quarter of 2001 decreased 48.3% to $61.1 million from $118.2 million. The overall decrease in revenues can be attributed primarily to decreased customer trading and margin lending activities.

Pretax results for Investment services for the third quarter of fiscal year 2002 compared to 2001 decreased $19.7 million to a loss of $12.3 million from pretax earnings of $7.4 million. The decrease in pretax results is primarily attributable to the decline in customer trading and customer margin activity. Total expenses decreased by 33.8% to $73.4 million from $110.8 million. As a result of the adoption of SFAS 141 and 142, Investment services amortization of acquired intangible assets declined by $4.0 million.

Commissions and fees. Total customer trades for the third quarter of fiscal year 2002 were down 32.9%. Commission and fee income decreased 37.7% to $37.5 million from $60.2 million. The average commission per trade declined 5.8%, reflecting lower dollar volume trades as compared to the previous year’s similar time period. Overall principal trading revenue, including equities, fixed income trading, underwriting, and unit investment trusts, decreased 37.4% to $10.2 million from $16.3 million in the third quarter last year. Underwriting revenues increased by $1.9 million or 157.9% from the previous third quarter, primarily due to increased demand for Trust Preferred Debt Securities. More clients have shown a greater interest in fixed rate capital securities due to the current equity market conditions. More than offsetting this increase was an 88.9% or $3.0 million decline in equity unit investment trusts (UIT) and a decline of 82.1%, or $6.8 million in equity trading.

Margin Lending. Customer margin balances fell from an average of $2.3 billion in the third quarter of 2001 to an average of $861 million for the same time period in fiscal 2002. The decrease in margin interest revenue was primarily attributable to the decline in margin balances and to a lesser extent, the declining interest rate environment. At the end of the third quarter of fiscal 2002, the Federal Funds Rate declined 375 basis points to 1.75% from 5.5% at the end of the third quarter of fiscal 2001. Net interest margin declined from 1.70% for the three months ended January 31, 2001 to 0.58% for the three months ended January 31, 2002.

Interest Expenditures. The largest decrease in expenses for the third quarter of fiscal 2002, as compared to the third quarter of fiscal 2001, was interest expense. Interest expense decreased 92.0% to $2.1 million from $26.3 million. Interest paid on customer credit balances decreased 75.6% to $1.9 million from $7.8 million. The decrease is due to smaller customer balances and lower interest rates. Customer balances fell from an average of $871 million in the third quarter of fiscal 2001 to an average of $849 million for the same time period for 2002, a decline of 2.5%. Interest paid on securities lending decreased 98.8% to $223 thousand from $18.5 million. The smaller securities lending balance reflects the decline in the margin balance, as securities lending is used to finance margin balances, which have declined significantly as noted above.

Investment Services — Three-month comparison to preceding quarter

	Fiscal Year		Variance
	2002 Quarter		Better/(worse)

	3rd	2nd	$	%

Commission & fee income	$37,496	$41,375	$(3,879)	-9.4%
Margin interest income	11,642	17,222	(5,580)	-32.4%
Other	11,947	6,230	5,717	91.8%

Total revenues	61,085	64,827	(3,742)	-5.8%

Compensation & benefits	33,822	33,155	(667)	-2.0%
Interest expense	2,095	4,267	2,172	50.9%
Occupancy & equipment	5,903	7,412	1,509	20.4%
Depreciation & amortization	5,314	4,803	(511)	-10.6%
Commission, floor brokerage & fees	1,328	1,802	474	26.3%
Amortization of acquisition intangibles	7,362	7,381	19	0.3%
Other	12,030	13,414	1,384	10.3%
Allocated corporate & shared costs	5,531	1,728	(3,803)	-220.1%

Total expenses	73,385	73,962	577	0.8%

Pretax loss	$(12,300)	$(9,135)	$(3,165)	-34.6%

EBITDA	$1,014	$3,582	$(2,568)	-71.7%

Investment services revenue for the third quarter of fiscal year 2002 compared to the second quarter of fiscal 2002 decreased 5.8% to $61.1 million from $64.8 million. The overall decrease in revenues can be attributed primarily to decreased principal trading and margin lending activities.

The pretax loss for Investment services for the third quarter of fiscal 2002, compared to the second quarter of fiscal 2002 increased 34.6% to a loss of $12.3 million from a loss of $9.1 million. The increase is primarily attributed to the decline in customer trading and customer margin activity. Total expenses decreased by 0.8% to $73.4 million from $74.0 million.

Commissions and fees. Total customer trades for the third quarter of fiscal 2002 increased 6.6% over the second quarter. Commission and fee income decreased 9.4% to $37.5 million from $41.4 million. The average commission per trade remained fairly stable over the two quarters. Commission rates charged to customers were increased in October 2001. Overall principal trading revenue, including equities, fixed income trading, underwriting, and unit investment trusts, decreased 14.0% to $10.2 million. Underwriting revenues decreased by $2.0 million or 39.1% from the second quarter of fiscal 2002, primarily due to the decrease in demand for new Trust Preferred Debt Securities. Revenue from trading equity securities decreased $591 thousand or 28.4%.

Margin Lending. Customer margin balances have declined from an average of $1.1 billion in the second quarter of fiscal 2002 to an average of $861 million in the third quarter. The decrease in margin interest revenue was primarily attributed to the decline in margin balances and to a lesser extent the declining interest rate environment. At the end of the third quarter, the Federal Funds Rate was 1.75%, a decrease of 75 basis points from the end of the second quarter. Net interest margin declined from 1.08% at the end of the second quarter to 0.58% at the end of the third quarter of fiscal 2002.

Interest Expenditures. The largest decrease in expenses for the third quarter of fiscal year 2002, as compared to the second quarter, was interest expense. Interest expense decreased 50.9% to $2.1 million from $4.3 million. Interest paid on customer credit balances decreased 41.8% to $1.9 million from $3.2 million. The decrease is due to lower interest rates. Balances increased from an average of $756 million in the second quarter of fiscal 2002 to an average of $849 million in the third quarter, an increase of 11.0%. Interest paid on securities lending decreased 78.4% to $223 thousand from $1.0 million. Since stock loans are used to finance the margin-lending portfolio, the decline in the portfolio has reduced the need for this financing.

Investment services has been undergoing the process of re-engineering and consolidation efforts (with corporate departments) to try to streamline certain activities. As a result of these efforts, a reduction in workforce occurred in October 2001 and the Company incurred severance charges of approximately $1.7 million in the second quarter.

Investment Services — Year-to-date Operating Statistics

(actual amounts, except as indicated)

	Nine months ended
	January 31,

	2002	2001	Percent change

Customer trades	1,168,453	1,871,667	-37.6%
Customer daily average trades	6,215	9,956	-37.6%
Average commission per trade	$63.35	$67.42	-6.0%
Number of active accounts	602,618	605,221	-0.4%
Average trades per active acct per qtr	0.65	1.03	-36.9%
Average trades per active accounts per year (annualized)	2.6	4.12	-36.9%
Ending balance of assets under administration (billions)	$27.2	$36.3	-25.0%
Average assets per active account	$45,191	$60,028	-24.7%
Ending debit balances (000s)	$878,000	$1,902,200	-53.8%
Ending credit balances (000s)	$865,000	$933,300	-7.3%

Investment Services — Nine-month comparison to prior year

	Nine months ended		Variance
	January 31,		Better/(worse)

	2002	2001	$	%

Commission & fee income	$120,647	$190,326	$(69,679)	-36.6%
Margin interest income	50,819	168,925	(118,106)	-69.9%
Other	23,371	21,153	2,218	10.5%

Total revenues	194,837	380,404	(185,567)	-48.8%

Compensation & benefits	98,477	126,009	27,532	21.8%
Interest expense	13,007	92,655	79,648	86.0%
Occupancy & equipment	21,004	20,541	(463)	-2.3%
Depreciation & amortization	15,099	12,752	(2,347)	-18.4%
Commission, floor brokerage & fees	4,750	8,642	3,892	45.0%
Amortization of acquisition intangibles	22,124	34,414	12,290	35.7%
Other	38,581	39,009	428	1.1%
Allocated corporate & shared costs	9,328	15,542	6,214	40.0%

Total expenses	222,370	349,564	127,194	36.4%

Pretax earnings (loss)	$(27,533)	$30,840	$(58,373)	—

EBITDA	$11,413	$79,823	$(68,410)	-85.7%

Investment services revenue for the nine months ended January 31, 2002 compared to the same period last year decreased 48.8% to $194.8 million from $380.4 million. The overall decrease in revenues can be attributed primarily to decreased customer trading and margin lending activities. Pretax results for Investment services for the nine months ended January 31, 2002 compared to the prior year decreased $58.4 million to a loss of $27.5 million from pretax earnings of $30.8 million. The decrease in pretax results is primarily attributed to the decline in customer trading and customer margin activity. Total expenses decreased by 36.4% to $222.4 million from $349.6 million. As a result of the adoption of SFAS 141 and 142, Investment services amortization of acquired intangible assets declined by $12.3 million.

Trading Volume. Total customer trades for the first nine months of 2002 declined 37.6% compared to the prior year. Commission and fee income decreased 36.6% to $120.6 million from $190.3 million. The average commission per trade declined 6.0% reflecting lower dollar volume trades as compared to the previous year’s similar time period.

Margin Lending. Customer margin balances have declined from an average of $2.6 billion for the nine months ended January 31, 2001 to an average of $1.1 billion for the same period in fiscal 2002. The decrease in margin interest revenue was primarily attributed to the decline in margin balances and to a lesser extent, lower interest rates. At the beginning of the first quarter of fiscal 2001, the Federal Funds Rate was 6.0% and by the end of the third quarter of fiscal 2002, the Federal Funds Rate was 1.75%, a decrease of 425 basis points. Net interest margin declined from 1.71% for the nine months ended January 2001 to 1.06% for the nine months ended January 2002.

Principal Trading. Overall principal trading revenue, including equities, fixed income trading, underwriting, and unit investment trusts, decreased 29.7% to $35.3 million. Underwriting revenues increased by $9.3 million or 301.9% from the nine months ended January 31, 2001, primarily due to increased demand for Trust Preferred Debt Securities. More clients have shown a greater interest in fixed rate capital securities due to the current equity market conditions. More than offsetting this increase was an 88.0% or $14.3 million decline in equity UITs and a decline of 74.4% or $14.8 million in equity trading. Client demand for equity UITs fell as many equity UITs have taken sharp down turns from initial offering prices in late fiscal 2000 and early fiscal 2001.

Interest Expenditures. The largest decrease in expenses for the first nine months of fiscal year 2002, as compared to the prior year, was interest expense. Interest expense decreased 86.0% to $13.0 million from $92.7 million. Interest paid on customer credit balances decreased 61.7% to $9.5 million from $24.8 million. The decrease is due to smaller customer balances and lower interest rates. Balances fell from an average of $910.1 million in the first nine months of fiscal 2001 to an average of $798.0 million for fiscal 2002, a decline of 12.3%. Interest paid on securities lending decreased 94.9% to $3.5 million from $67.8 million. In addition to a decline in interest rates, the lower expense is attributable to the decline in customer margin balances. Since stock loans are used to finance the margin-lending portfolio, the decline in the portfolio has reduced the need for this financing.

Investment services has been undergoing process re-engineering and consolidation efforts (with corporate departments) to streamline certain activities. As a result of these efforts, a reduction in workforce occurred in October 2001 and the Company incurred severance charges of approximately $1.7 million in fiscal 2002.

Business Services

This segment is primarily engaged in providing accounting, tax and consulting services to business clients and tax, estate planning, financial planning, wealth management and insurance services to individuals.

In December 2001, the segment made two acquisitions that provide significant opportunities to capitalize on existing client relationships by providing value-added services. The Company acquired a controlling interest in MyBenefitSource, an integrated payroll and benefits processing company, with an option to acquire the remaining shares. The Company also acquired 100% of Equico Resources, LLC (“Equico”), a valuation, merger and acquisition consulting company. These acquisitions were accounted for as purchases, and the results of operations for these businesses have been consolidated in the segment’s financial results since acquisition. Total cash payments related to these acquisitions totaled $28.5 million. The purchase agreements also provide for possible future contingent consideration based on achieving certain revenue, profitability and working capital targets over the next five years, and such consideration will be treated as purchase price when paid. The initial purchase price will be allocated to the net assets acquired based upon their fair values upon completion of a valuation.

In addition, the segment has acquired several accounting firms during fiscal year 2002 which have initiated a geographic presence in the Seattle and San Francisco metropolitan areas and expanded its existing presence in the New York City and Dallas metropolitan areas.

The introduction of Wealth Management services is part of a focus to provide a fully integrated approach to clients to further their business and personal financial objectives. Revenues from the initiative consist of fees relating to assets managed for clients and revenue from insurance carriers relating to alliances to provide life insurance solutions to clients. Revenues from Wealth Management services declined in the current quarter compared to due to the timing of revenues earned from insurance carriers.

A recession in manufacturing and a continuing cautious business environment have contributed to weakness in the segment’s business consulting services in the current fiscal year, which is expected to continue at least through the end of the fiscal year.

Due to the seasonal nature of this segment’s business, third quarter and year-to-date results are not indicative of the expected results for the entire fiscal year.

Business Services — Three-month comparison to prior year

	Three months ended		Variance
	January 31,		Better/(worse)

	2002	2001	$	%

Accounting, consulting & tax	$79,784	$76,537	$3,247	4.2%
Product sales	4,742	5,654	(912)	-16.1%
Management fee income	3,150	4,050	(900)	-22.2%
Other	6,518	6,488	30	0.5%

Total revenues	94,194	92,729	1,465	1.6%

Compensation & benefits	64,311	64,288	(23)	—
Occupancy & equipment	4,426	4,244	(182)	-4.3%
Depreciation & amortization	1,626	1,539	(87)	-5.7%
Marketing & advertising	1,249	1,389	140	10.1%
Bad debt expense	3,457	2,721	(736)	-27.0%
Amortization of acquisition intangibles	3,569	8,477	4,908	57.9%
Other	13,165	8,919	(4,246)	-47.6%
Allocated corporate & shared costs	611	383	(228)	-59.5%

Total expenses	92,414	91,960	(454)	-0.5%

Pretax earnings	$1,780	$769	$1,011	131.5%

EBITDA	$6,987	$10,831	$(3,844)	-35.5%

Business services revenues of $94.2 million increased 1.6% from $92.7 million in the quarter ended January 31, 2001. Revenues from acquisitions, net of revenue decreases from sales of businesses, accounted for a $4.9 million increase in revenues. Revenues from existing businesses decreased $3.4 million as growth in tax consulting and other services was offset by a slowdown in business consulting and wealth management revenues.

Pretax earnings improved $1.0 million as compared to the prior year quarter to $1.8 million for the quarter ended January 31, 2002. Pretax earnings improved by $5.2 million as a result of the adoption of SFAS 141 and 142. Pretax results were negatively affected by $2.1 million related to expected operating losses of two new acquisitions made during the third quarter, as well as accounting firm acquisitions made during the first nine months, which operate at a loss during this time period. Also impacting the comparison to the prior year, pretax earnings for fiscal 2001 included a gain on the sale of the assets of KSM Business Services, Inc. of $1.9 million.

Business Services — Three-month comparison to preceding quarter

	Fiscal Year		Variance
	2002 Quarter		Better/(worse)

	3rd	2nd	$	%

Accounting, consulting & tax	$79,784	$79,059	$725	0.9%
Product sales	4,742	4,950	(208)	-4.2%
Management fee income	3,150	3,150	—	—
Other	6,518	4,620	1,898	41.1%

Total revenues	94,194	91,779	2,415	2.6%

Compensation & benefits	64,311	62,496	(1,815)	-2.9%
Occupancy & equipment	4,426	4,491	65	1.4%
Depreciation & amortization	1,626	1,521	(105)	-6.9%
Marketing & advertising	1,249	1,307	58	4.4%
Bad debt expense	3,457	1,617	(1,840)	-113.8%
Amortization of acquisition intangibles	3,569	3,255	(314)	-9.6%
Other	13,165	14,103	938	6.7%
Allocated corporate & shared costs	611	435	(176)	-40.5%

Total expenses	92,414	89,225	(3,189)	-3.6%

Pretax earnings	$1,780	$2,554	$(774)	-30.3%

EBITDA	$6,987	$7,347	$(360)	-4.9%

Business services revenues of $94.2 million increased 2.6% from $91.8 million in the quarter ended October 31, 2001. Revenues from acquisitions increased sequential revenues by $4.4 million. Revenues from existing businesses decreased $2.0 million as growth in tax consulting and other services was offset by a slowdown in business consulting, accounting and tax services, and wealth management revenues.

Pretax earnings declined from $2.6 million in the quarter ended October 31, 2001 to $1.8 million earnings for the current quarter. After taking into consideration the expected losses related to the two new acquisitions of $2.1 million, pretax income increased $1.3 million. This increase is primarily due to increased earnings from tax consulting which is partially offset by decreased earnings from wealth management.

Business Services — Nine-month comparison to prior year

	Nine months ended		Variance
	January 31,		Better/(worse)

	2002	2001	$	%

Accounting, consulting & tax	$223,744	$207,184	$16,560	8.0%
Product sales	15,057	15,621	(564)	-3.6%
Management fee income	8,550	9,217	(667)	-7.2%
Other	18,604	15,071	3,533	23.4%

Total revenues	265,955	247,093	18,862	7.6%

Compensation & benefits	184,970	159,529	(25,441)	-15.9%
Occupancy & equipment	14,336	19,134	4,798	25.1%
Depreciation & amortization	5,249	5,638	389	6.9%
Marketing & advertising	3,919	4,155	236	5.7%
Bad debt expense	8,085	6,986	(1,099)	-15.7%
Amortization of acquisition intangibles	10,020	23,299	13,279	57.0%
Other	35,865	30,766	(5,099)	-16.6%
Allocated corporate & shared costs	1,348	1,081	(267)	-24.7%

Total expenses	263,792	250,588	(13,204)	-5.3%

Pretax earnings (loss)	$2,163	$(3,495)	$5,658	—

EBITDA	$17,472	$25,586	$(8,114)	-31.7%

Business services revenues of $266.0 million increased 7.6% from $247.1 million in the prior year. This increase was due to the addition of new firms and revenue from Wealth Management services and tax consulting. The effect of acquisitions completed in fiscal year 2002 plus the full nine months for mergers completed in fiscal year 2001, net of the sale of the businesses completed in fiscal year 2001, was to increase revenue for the nine months by $14.5 million or 5.8% of revenue. Growth from existing product lines was $5.1 million or 2.1% of revenue and was primarily due to Wealth Management services and tax consulting. Revenue from core tax services and general business consulting services remained relatively flat for the nine months.

Pretax results improved from a pretax loss of $3.5 million in the prior year to earnings of $2.2 million for the current year. Pretax results were positively impacted by $14.3 million as a result of the adoption of SFAS 141 and 142. This increase was partly offset by $2.1 million relating to planned operating losses for the two new acquisitions in the third quarter. In addition, fiscal 2001 included a gain on the sale of the assets of KSM Business Services, Inc. of $1.9 million.

Corporate Operations

This segment consists primarily of corporate support departments that provide services to the Company’s operating segments. These support departments consists of marketing, information technology, facilities, human resources, supply, executive, legal, finance and corporate communications. These support department costs are allocated to the Company’s operating segments. The Company’s captive insurance and franchise financing subsidiaries are also included within this segment.

As previously discussed, the Company adopted a new methodology for allocation of corporate services and support costs to business units. The change was made to more accurately reflect each business segment’s performance. Prior year segment results have been restated based on this allocation methodology.

The decrease in interest expense on acquisition debt is attributable to lower financing costs and payment of a portion of the acquisition debt in fiscal 2002.

Corporate Operations &
Interest Expense on Acquisition Debt — Three-month comparison to prior year

	Three months ended		Variance
	January 31,		Better/(worse)

	2002	2001	$	%

Total revenues	$5,784	$1,125	$4,659	414.1%

Compensation & benefits	20,959	17,964	(2,995)	-16.7%
Occupancy & equipment	7,276	4,180	(3,096)	-74.1%
Depreciation & amortization	6,875	5,494	(1,381)	-25.1%
Marketing & advertising	42,985	25,781	(17,204)	-66.7%
Other	25,183	33,108	7,925	23.9%
Allocated corporate & shared costs	(80,834)	(78,036)	2,798	3.6%

Total expenses	22,444	8,491	(13,953)	-164.3%

Pretax loss	$(16,660)	$(7,366)	$(9,294)	-126.2%

Interest expense on acquisition debt	$19,243	$23,988	$4,745	19.8%

Corporate Operations &
Interest Expense on Acquisition Debt — Three-month comparison to preceding quarter

	Fiscal Year		Variance
	2002 Quarter		Better/(worse)

	3rd	2nd	$	%

Total revenues	$5,784	$(422)	$6,206	—

Compensation & benefits	20,959	21,468	509	2.4%
Occupancy & equipment	7,276	5,284	(1,992)	-37.7%
Depreciation & amortization	6,875	5,530	(1,345)	-24.3%
Marketing & advertising	42,985	4,658	(38,327)	-822.8%
Other	25,183	18,210	(6,973)	-38.3%
Allocated corporate & shared costs	(80,834)	(45,754)	35,080	76.7%

Total expenses	22,444	9,396	(13,048)	-138.9%

Pretax loss	$(16,660)	$(9,818)	$(6,842)	-69.7%

Interest expense on acquisition debt	$19,243	$19,360	$117	0.6%

Corporate Operations &
Interest Expense on Acquisition Debt — Nine-month comparison to prior year

	Nine months ended		Variance
	January 31,		Better/(worse)

	2002	2001	$	%

Total revenues	$7,444	$3,264	$4,180	128.1%

Compensation & benefits	59,593	45,369	(14,224)	-31.4%
Occupancy & equipment	16,943	10,648	(6,295)	-59.1%
Depreciation & amortization	18,217	15,036	(3,181)	-21.2%
Marketing & advertising	49,092	30,210	(18,882)	-62.5%
Other	58,037	65,817	7,780	11.8%
Allocated corporate & shared costs	(162,521)	(144,550)	17,971	12.4%

Total expenses	39,361	22,530	(16,831)	-74.7%

Pretax loss	$(31,917)	$(19,266)	$(12,651)	-65.7%

Interest expense on acquisition debt	$60,001	$75,760	$15,759	20.8%

FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 3, respectively.

Liquidity and capital resources

Cash used in operations totaled to $994.2 million during the nine months ended January 31, 2002 as compared to $975.8 million in the prior year. The primary use of cash in operations for the current nine months is the net funding of participations in RAL receivables totaling $702.0 million. Cash used in operations was impacted by the net loss from operations of $29.2 million for the nine months compared to a net loss of $96.9 million one year ago.

Cash expenditures during the first nine months of fiscal year 2002 relating to investing and financing activities include the purchase of property and equipment ($71.3 million), business acquisitions ($44.4 million), payments on acquisition debt ($49.5 million), payment of dividends ($86.3 million) and the acquisition of treasury shares ($165.4 million net of the proceeds of stock options exercised).

Cash and cash equivalents, including restricted balances, totaled $640.2 million at January 31, 2002. HRBFA held $305.3 million of the $640.2 million, of which $101.9 million was segregated in a special reserve account for the exclusive benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934. The restricted cash balance has grown from $16.0 million at the beginning of fiscal 2002 to $101.9 million as of January 31, 2002. Customer credit balances have become larger than customer debit balances due to the significant decline in margin loan balances resulting from the slowing economy, while customer credit balances have increased slightly during the period. The remaining cash and cash equivalents held by HRBFA reflect excess cash remaining from the firm and clients after funding margin debits and security settlements. The balance of cash and cash equivalents held outside of HRBFA largely reflects management’s decision to hold excess cash to ensure on-hand liquidity through the peak RAL season.

Working capital decreased to $18.2 million at January 31, 2002 from $282.8 million at April 30, 2001. The working capital ratio at January 31, 2002 is 1.01 to 1, compared to 1.14 to 1 at April 30, 2001. The decrease in working capital and the working capital ratio is attributable to the seasonal nature of the business. Historically, a large portion of tax return preparation occurs in the fourth quarter and has the effect of increasing certain assets and liabilities during the fourth quarter, including cash and cash equivalents, receivables, accrued salaries, wages and payroll taxes and accrued taxes on earnings.

The Company’s capital expenditures, dividend payments, share repurchases, business acquisitions, RAL participation fundings and normal operating activities during the first nine months were funded through both internally-generated funds and short-term borrowings. At January 31, 2002, short-term borrowings were $1.64 billion compared with a zero balance at April 30, 2001. The Company receives the majority of its operational cash inflows in the fourth quarter due to the seasonal nature of the U.S. tax operations segment. As such, the Company intends to reduce its short-term borrowings to zero at April 30, 2002 for the second consecutive year.

The Company’s commercial paper borrowings are supported by a $1.93 billion unsecured, committed credit facility provided by a consortium of 20 financial institutions. This credit facility is subject to annual renewal in October. Access to the credit facility is not impacted by the Company’s credit ratings. In addition, the Company entered into a $500 million credit facility for the period of February 1, 2002 through February 22, 2002. The purpose of the additional facility was to ensure sufficient liquidity to fund the RAL product through the peak period. Both credit facilities remain undrawn.

The Company incurs short-term borrowings by issuing commercial paper. Access to the commercial paper market can be impacted by numerous factors including, but not limited to, a downgrade of the Company’s short-term credit ratings and market factors outside of the Company’s control. In the event of impaired access to the commercial paper market, other sources of liquidity could include cash, the above mentioned credit facility, other uncommitted bank borrowings, medium- and long-term debt issuance and asset securitization.

The Company originates non-conforming and conforming mortgage loans daily. In an effort to reduce the Company’s capital investment in its mortgage operations, the Company entered into third-party off-balance sheet arrangements beginning in April 2000, renewable annually. The arrangements, which are not guaranteed by the Company, have freed up cash and short-term borrowing capacity ($1.83 billion at January 31, 2002), while still enabling the Company to have access to liquidity in the secondary market for mortgage loans. The mortgage loans are originated and the money is provided to the borrower using internal funds. On the same day the loan is originated, it is sold in a whole-loan sale (in accordance with Statement of Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to a third-party trust (Trust). The Trust purchases the loans from the Company utilizing the warehouse financing that the Company has arranged. The Trust is solely responsible for paying principal and interest on the warehouse financing arrangement. As a result of the whole-loan sale to the Trust, the Company records a receivable from the Trust for a portion of the net spread that the Trust has earned while holding the mortgage loans. This receivable is included in prepaid and other current assets on the consolidated balance sheet. The Company then pledges its receivable to a securitization trust and the Trust pledges the related mortgage loans to the securitization trust to reconstitute the loans. The securitization trust then securitizes the mortgage loans. At this point, the Company’s receivable is recharacterized as a residual interest from the securitized mortgage loans. To enable the Company to receive cash for its residual interests earlier, the Company then securitizes its residual interests in a net interest margin (NIM) transaction. From the NIM transaction, the Company receives cash and retains a residual interest that is much smaller than the original residual interest. These residual interests are classified as available-for-sale and are included in Investments in available-for-sale marketable securities on the consolidated balance sheet.

The Company has also begun receiving cash collections from its residual interests issued in 2000. Cash received on these residual interests in the third quarter was $24.3 million. The receipt of cash reduces the residual interest on the consolidated balance sheet.

The Company has commitments to fund mortgage loans of $2.0 billion at January 31, 2002, subject to contract verification. External market forces impact the probability of loan commitments being closed, and therefore, total commitments outstanding do not necessarily represent future cash requirements. If the loan commitments are exercised, they will be funded using the Company’s third-party off-balance sheet arrangements.

In March 2000, the Company’s Board of Directors approved an authorization to repurchase up to 12 million shares of its common stock. Repurchases under the March 2000 authorization were completed in September 2001. On September 12, 2001, the Company’s Board of Directors authorized the repurchase of an additional 15 million shares of common stock. In the first nine months of fiscal 2002, the Company repurchased 9.7 million shares (split-adjusted) pursuant to these authorizations at an aggregate price of $352.2 million or an average price of $36.32 per share. There are approximately 11.1 million shares remaining under the September 2001 authorization. The Company plans to continue to purchase its shares on the open market in accordance with this authorization, subject to various factors including the price of the stock, the ability to maintain progress toward a financial and capital structure that will support a mid single A rating, the availability of excess cash, the ability to maintain liquidity and financial flexibility, securities laws restrictions and other investment opportunities available.

There have been no changes during this fiscal year to the Company’s long- or short-term credit ratings of A3/P2 by Moody’s, BBB+/A2 by Standard and Poor’s, and A/F1 by Fitch.

Forward-looking information

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management’s assumptions and beliefs relating thereto. Words such as “will,” “plan,” “expect,” “remain,” “intend,” “estimate,” “approximate,” and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by Federal, state and local authorities and their impact on any lines of business in which the Company’s subsidiaries are involved; unforeseen compliance costs; the uncertainty that the Company will achieve or exceed its revenue, earnings, earnings per share, client and pricing growth goals and expectations for fiscal year 2002; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company’s strategies; changes in management and management strategies; the Company’s inability to successfully design, create, modify and operate its computer systems and networks; the uncertainty that actual future excess cash flows from residual interests in securitizations of REMIC certificates and mortgage servicing rights will differ from estimated future excess cash flows from such items; the ability of the Company to complete a NIM transaction on existing residual interests; that the level of growth experienced in U.S. tax operations in the third quarter and early tax season will continue throughout the remainder of the tax season and fiscal year; litigation involving the Company; the uncertainty of the impact of any share repurchases on earnings per share; and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from those reported at April 30, 2001.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

CompuServe Corporation (CompuServe), certain current and former officers and directors of CompuServe and the Company were named as defendants in six lawsuits in state and Federal courts in Columbus, Ohio. All suits alleged similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe’s public filings related to its initial public offering in April 1996. One state lawsuit brought by the Florida State Board of Administration also alleged certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits was unspecified, but included pleas for rescission and damages.

In the class action pending in state court, the court issued, in November 2000, its order approving a settlement pursuant to which the defendants agreed to pay a gross settlement amount of $9.5 million. Payment of plaintiffs’ attorneys’ fees and expenses were to be paid out of the gross settlement fund. The gross settlement fund was paid in its entirety by the Company’s insurance carrier. The agreement to settle and payment of the gross settlement fund are not admissions of the validity of any claim or any fact alleged by the plaintiffs and defendants continue to deny any wrongdoing and any liability.

The Florida State Board of Administration opted out of the class action settlement and that litigation continues separately from the state court class action. The parties have reached a settlement that will dispose of the case in its entirety with no material adverse impact on the Company’s consolidated financial position or results of operations.

The lawsuits discussed herein were previously reported in Forms 10-K and 10-Q filed by the Company, including the quarterly reports on Form 10-Q for the periods ending July 31, 2001 and October 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)    Exhibits

         10.1      Employment Agreement between HRB Management, Inc and David F. Byers fully executed as of February 1, 2002.

         10.2      Employment Agreement between Option One Mortgage Corporation and Robert D. Dubrish
                      executed on February 9, 2002.

         10.3      Employment Agreement dated as of September 12, 2001, between HRB Management, Inc. and James H. Ingraham, fully executed as of February 1, 2002.

         10.4      Employment Agreement dated as of November 5, 2001, between
                      H&R Block Financial Advisors, Inc. and Brian L. Nygaard.

         10.5      Employment Agreement dated as of January 28, 2002, between
                      HRB Management, Inc. and Stephanie R. Otto.

         10.6      Employment Agreement dated as of November 1, 2001, between
                      H&R Block Tax Services, Inc. and Thomas L. Zimmerman.

b)     Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the third quarter of fiscal year 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC. (Registrant)

DATE 3/18/02	BY	/s/ Frank J. Cotroneo Frank J. Cotroneo Senior Vice President and Chief Financial Officer

DATE 3/18/02	BY	/s/ Cheryl L. Givens Cheryl L. Givens Vice President and Corporate Controller