Form 10-K
period 2002-04-30
H&R BLOCK INC
filed 2002-07-29
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: April 30, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

Commission File Number: 1-6089

H&R BLOCK, INC.
(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	44-0607856 (I.R.S. Employer Identification Number)

4400 MAIN STREET, KANSAS CITY, MISSOURI 64111
(Address of principal executive offices, including zip code)

(816) 753-6900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, without par value	Name of each exchange on which registered New York Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, without par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓    No        .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the registrant’s Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on June 1, 2002, was $8,158,956,658.

Number of shares of registrant’s Common Stock, without par value, outstanding on June 1, 2002: 181,289,709.

PART I
PART II
PART III
PART IV
SIGNATURES
Report of Independent Accountants on Financial Statement Schedule
H&R BLOCK, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED APRIL 30, 2002, 2001 AND 2000
EX-10.2 Deferred Compensation Plan for Directors
EX-10.3 Deferred Compensation Plan for Executives
EX-10.9 First Amendment to Executive Survivor Plan
EX-12 Computation of Ratio of Earnings
EX-13 Portion of the Annual Report
EX-21 Subsidiaries of the Company
EX-23 Consent of PricewaterhouseCoopers LLP

Documents Incorporated by Reference

     Certain specified portions of the registrant’s annual report to security holders for the fiscal year ended April 30, 2002, are incorporated herein by reference in response to Part I, Item 1, and Part II, Items 5 through Item 8, and certain specified portions of the registrant’s definitive proxy statement filed within 120 days after April 30, 2002, are incorporated herein by reference in response to Part III, Items 10 through 13, inclusive.

PART I

Item 1. Business.

General Development of Business

     H&R Block, Inc. (the “Company”) is a diversified company with subsidiaries providing tax services and financial advice, investment and mortgage products and services and business and consulting services. In fiscal year 2002, the Company’s tax subsidiaries and their franchisees served 19.4 million taxpayers - more than any tax or accounting firm - through its nearly 10,400 offices located in the United States, Canada, Australia and the United Kingdom. Another 3.4 million clients utilized the award-winning tax software program, TaxCut® from H&R Block, and the online tax preparation service. Investment services and securities products are offered through H&R Block Financial Advisors, Inc. (“HRBFA”), member NYSE, SIPC. The Company is not a registered broker-dealer. H&R Block Mortgage Corporation (“H&R Block Mortgage”) and Option One Mortgage Corporation (“Option One”) offer a full range of home mortgage products and services. RSM McGladrey, Inc. (“RSM”) is a national accounting, tax and consulting firm primarily serving mid-sized businesses.

     The Company is a corporation that was organized in 1955 under the laws of the State of Missouri. It is the parent corporation in a two-tier holding company structure with H&R Block Group, Inc., a Delaware corporation, as the second-tier holding company and the direct or indirect owner of the operating subsidiaries that provide tax and financial products and services to the general public principally in the United States, but also in Canada, Australia and the United Kingdom. Approximately 58% of the total revenues of the Company in fiscal year 2002 were generated by subsidiaries involved in tax return preparation, electronic filing of income tax returns and other tax-related services. The Company’s subsidiaries also originate, service and sell mortgages, offer investment advice, brokerage services and investment planning, offer personal productivity software, participate in refund anticipation loan products offered by a third-party lending institution, and offer accounting, tax and consulting services to business clients.

     Developments during fiscal year 2002 within U.S. tax operations, International tax operations, Mortgage operations, Investment services and Business services are described in the section below entitled “Description of Business.”

     On September 12, 2001, the Company’s Board of Directors approved the repurchase of 15 million shares of its Common Stock, without par value. Such authorization was in addition to a 12-million share repurchase that had been authorized in March 2000 and was completed in September 2001. The number of shares purchased under the September 2001 authorization will depend upon a number of factors including the price of the stock, availability of excess cash, the ability to maintain financial flexibility, securities laws restrictions and other capital structure and investment considerations.

     After the conclusion of the fiscal year 2002, Frank L. Salizzoni announced that he would retire as Chairman of the Board of Directors of the Company and as a director at the adjournment of the annual meeting of shareholders in September 2002. The Board of Directors on June 12, 2002 approved a reduction the size of the Board from 10 to nine directors upon Mr. Salizzoni’s retirement, and announced that it would review the role of Chairman as part of its continuing governance responsibilities and governance best practices. Accordingly, the Board of Directors did not name a successor to Mr. Salizzoni.

     During the fiscal year ended April 30, 2002, the Company was not involved in any bankruptcy, receivership or similar proceedings or any material reclassifications, mergers or consolidations, and the Company did not acquire or dispose of any material amount of assets during such year.

     The information contained in this Form 10-K and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management’s assumptions and beliefs relating thereto. Words such as “will,” “plan,” “expect,” “remain,” “intend,” “estimate,” “approximate,” and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty that the Company will achieve or exceed its revenue, earnings, and earnings per share growth goals or expectations for fiscal year 2003 or any other fiscal year; the uncertainty of laws, legislation, regulations, supervision and licensing by Federal, state and local authorities and their impact on any proposed or possible transactions and the lines of business in which the Company’s subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; changes in management and management strategies; the inability to successfully implement the Company’s strategies; the Company’s inability to successfully design, create, modify and operate its computer systems and networks; litigation involving the Company; the inability of the Company to purchase shares of its Common Stock pursuant to its share repurchase program; and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission (“SEC”). Readers should take these factors and risks into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Financial Information About Industry Segments

     The information required by Item 101(b) of Regulation S-K relating to financial information about industry segments is contained in the Notes to Consolidated Financial Statements in the Company’s annual report to security holders for the fiscal year ended April 30, 2002, and is hereby incorporated by reference.

Number of Employees

     The Company itself has no employees. Its direct and indirect wholly owned subsidiaries have approximately 10,900 regular full-time employees. The highest number of persons employed by the subsidiaries during the fiscal year ended April 30, 2002, including seasonal employees, was approximately 99,100.

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

     Tax Services. The income tax return preparation and related services business is the original core business of the Company. These services are provided to the public in the United States through a system of offices operated by tax subsidiaries of H&R Block Services, Inc. (collectively referred to as “Tax Services”) or by others to whom Tax Services has granted franchises. Tax Services and its franchisees (collectively referred to herein as “H&R Block”) provide to the general public H&R Block income tax return preparation services, electronic filing services, the Peace of Mind program (described below) and other services relating to income tax return preparation. For U.S. returns, H&R Block offers a refund anticipation loan service and an electronic refund advance loan service in conjunction with its electronic filing service. H&R Block also markets its knowledge of how to prepare income tax returns through its income tax training schools.

     Taxpayers Served. H&R Block served approximately 17,148,000 taxpayers in the United States during fiscal year 2002, compared to 16,883,000 taxpayers served in fiscal year 2001 and 16,933,000 taxpayers served in fiscal year 2000. “Taxpayers served” includes taxpayers for whom H&R Block prepared income tax returns (both online and in H&R Block offices) as well as taxpayers for whom H&R Block provided only electronic filing services.

     Tax Return Preparation. During fiscal year 2002, H&R Block offices in the United States prepared approximately 16,899,000 individual income tax returns, compared to the preparation of 16,442,000 returns in fiscal year 2001 and 16,276,000 returns in fiscal year 2000. These returns constituted 14.3% of an Internal Revenue Service (“IRS”) estimate of total individual income tax returns filed as of April 30, 2002, compared to 13.9% in fiscal year 2001. The following table shows the approximate number of income tax returns prepared at H&R Block offices during the last five fiscal years:

Fiscal Year Ended April 30
(in thousands)

	1998	1999	2000	2001	2002

Returns Prepared	14,838	15,761	16,276	16,442	16,899

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

     Electronic Filing. Electronic filing reduces the amount of time required for a taxpayer to receive a Federal tax refund and provides assurance to the client that the return, as filed with the IRS, is mathematically accurate. If the client desires, he or she may have his or her refund deposited by the Treasury Department directly into his or her account at a financial institution designated by the client.

     An eligible electronic filing client may also apply for a refund anticipation loan (“RAL”) at an H&R Block office. Under the 2002 RAL program, Tax Services’ electronic filing clients who met certain eligibility criteria were offered the opportunity to apply for loans from Household Bank (“Household”) in amounts based upon the clients’ anticipated Federal income tax refunds. Income tax return information is simultaneously transmitted by H&R Block to the IRS and the lending bank. Within a few days after the date of filing, a check in the amount of the loan, less the bank’s transaction fee and H&R Block’s tax return preparation fee (and, where applicable, electronic filing fee and/or other fees for client-selected services), is received by the RAL client. During the 2002 tax season for the first time, certain qualifying Tax Services’ electronic filing clients were eligible to receive their RAL proceeds, less applicable fees, in approximately one hour after electronic filing under a product known as Instant Money. The IRS then directly deposits the participating client’s actual Federal income tax refund into a designated account at the bank in order for the loan to be repaid. Tax Services received a $9.00 fee per RAL from Household for sublicense of patent rights, the license of trademarks and certain expenses incurred in connection with the making of RALs.

     H&R Block also offers an electronic refund service pursuant to which an eligible electronic filing service client’s income tax refund is directly deposited into an account at a bank (Tax Services used Household in 2002) within approximately three weeks after the tax return is electronically filed. A check is thereafter issued to the taxpayer in the amount of the refund, less the bank’s transaction fee and H&R Block’s tax return preparation fee.

     H&R Block filed approximately 14,279,000 U.S. tax returns electronically in fiscal year 2002 compared to 13,327,000 in fiscal year 2001 and 12,592,000 in fiscal year 2000. Approximately 5,151,000 RALs were processed in fiscal year 2002 by H&R Block, compared to 4,496,000 in fiscal year 2001 and 4,814,000 in fiscal year 2000. Approximately 1,746,000 electronic refunds were processed in fiscal year 2002 by H&R Block, compared to 1,935,000 in fiscal year 2001 and 1,499,000 in fiscal year 2000.

     In fiscal years 2002 and 2001, H&R Block offered a service to transmit state income tax returns electronically to state tax authorities in 41 states and the District of Columbia (compared to 39 states and the District of Columbia in fiscal year 2000) and plans to continue to expand this program as more states make this filing alternative available to their taxpayers.

     Express IRA. In fiscal year 2002, H&R Block expanded the availability of the Express IRA nationwide, compared to its availability in 14 states in fiscal year 2001. With the Express IRA product, tax preparation clients can open an IRA with HRBFA by using all or part of their tax refund, or by writing a personal check for the amount deposited into the IRA. The Express IRA is invested in an FDIC-Insured money market account through Reserve Management Corporation at an insured depository institution paying competitive money market interest rates. Clients funded approximately 130,000 Express IRAs in fiscal year 2002, compared to 25,000 in fiscal year 2001.

     Employer Solutions. Under an expanded H&R Block Employer Solutions program for fiscal year 2002, employers throughout the United States were able to add H&R Block income tax return preparation to their employee benefits packages and H&R Block was able to attract new, targeted clients.

     Double Check Challenge. During the 2002 tax season, H&R Block promoted its Double Check Challenge, encouraging taxpayers to bring previously filed returns to H&R Block for review at no charge. An H&R Block tax professional reviewed the returns to see if the taxpayer should file an amended return for a tax refund that otherwise would have been lost due to overlooked credits or deductions or other reasons.

     H&R Block Guarantee and “Peace of Mind” Program. If an H&R Block tax professional makes an error in the preparation of a client’s tax return that results in the assessment of any interest or penalties on additional taxes due, while H&R Block does not assume the liability for the additional taxes (except under its “Peace of Mind” program described below), it guarantees payment of the interest and penalties.

     Under the “Peace of Mind” program, in addition to H&R Block’s standard guarantee to pay penalties and interest attributable to errors made by an H&R Block tax professional, H&R Block agrees to pay additional taxes owed by the client (for which liability would not ordinarily accrue) resulting from such errors. The Peace of Mind program has a per client cumulative limit of $4,000 ($5,000 at H&R Block Premium offices) in additional taxes assessed with respect to the Federal, state and local tax returns prepared by H&R Block for the taxable year covered by the program. There is an additional charge for the “Peace of Mind” program, except at H&R Block Premium offices.

     Income Tax Courses. H&R Block offers income tax return preparation courses to the public that teach taxpayers how to prepare their own income tax returns, as well as to provide H&R Block with a source of trained tax professionals. During the 2002 fiscal year, 202,800 students enrolled in H&R Block’s basic and advanced income tax courses in the United States, compared to 165,600 students during fiscal year 2001 and 175,200 students during fiscal year 2000.

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

     In addition to its regular offices, H&R Block offers tax return preparation services at H&R Block Premium offices in the United States. Appealing to taxpayers with more complex returns, H&R Block Premium stresses the convenience of appointments, year-round tax service from the same tax professional and private office interviews. The number of H&R Block Premium offices decreased in fiscal year 2002 to 446, compared to 484 in fiscal year 2001 and 555 in fiscal year 2000. In fiscal year 2002, the number of H&R Block Premium clients remained consistent with fiscal year 2001 at approximately 559,000. The number of H&R Block Premium clients in fiscal year 2000 was approximately 619,000.

     In fiscal year 2002, H&R Block also operated 738 offices in department stores in the United States, including 729 offices in Sears stores operated as “H&R Block at Sears.” During the 2002 tax season, the Sears’ facilities constituted approximately 8.1% percent of the tax office locations of H&R Block. Tax Services is a party to a license agreement with Sears relating to Tax Service’s operation in Sears’ locations throughout the United States. Such license agreement expires on December 31, 2004, subject to termination rights of both parties for a limited period of time after each tax season. Tax Services believes its relations with Sears to be excellent and that both parties to the license arrangement view the operations thereunder to date as satisfactory.

     On April 15, 2002, there were 9,015 H&R Block offices in operation in the United States compared to 9,072 offices in operation on April 16, 2001 and 9,210 offices in operation on April 17, 2000. Of the 9,015 offices, 5,017 were owned and operated by Tax Services (compared to 5,060 in fiscal year 2001 and 5,162 in fiscal year 2000) and 3,998 were owned and operated by independent franchisees (compared to 4,012 in fiscal year 2001 and 4,048 in fiscal year 2000). Of such franchised offices in fiscal year 2002, 2,700 were operated by franchisees of Tax Services (described below), 825 were operated by “major” franchisees (described below) and 473 were operated by franchisees of major franchisees.

     The Company and its subsidiaries have principally granted two types of franchises – franchises (formerly called “satellite” franchises) and major franchises. “Major” franchisees entered into agreements with the Company (primarily in the Company’s early years) covering larger cities and counties and providing for the payment of franchise royalties based upon a percentage of gross revenues of their offices. Under the agreements, the Company granted to each franchisee the right to the use of the name “H&R Block” and provided a Policy and Procedure Manual and other supervisory services. Tax Services offers to sell furniture, signs, advertising materials, office equipment and supplies to major franchisees. Each major franchisee selects and trains the employees for its office or offices. Since March 1993, HRB Royalty, Inc., an indirect subsidiary of the Company, has been the franchisor under the major franchise agreements.

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

     From time to time, Tax Services has acquired the operations of existing franchisees and other tax return preparation businesses, and it will continue to do so if future conditions warrant such acquisitions and satisfactory terms can be negotiated. In fiscal year 2002, Tax Services acquired five franchise offices.

     E-Commerce Initiatives. The Company’s subsidiaries offer a wide range of online services, including online tax preparation, electronic filing of tax returns, mortgage products and brokerage services, through their web site at www.hrblock.com. The web site is organized into three main areas: Taxes, Mortgages and Investments.

     In the Taxes area, Block Financial Corporation (“BFC”) offers a comprehensive range of tax tools, from tax advice to complete professional tax return preparation and electronic filing. The web site provides users with the ability to prepare their income tax returns online using the Online Tax Program, receive tax tips and tax-related news, subscribe to a tax newsletter and use withholding and refund calculators for tax planning. The Online Tax Program, designed for the do-it-yourself taxpayer, enables such taxpayers with Internet access to input their income tax return information securely online, and have the program perform all the calculations and complete the appropriate IRS forms. The fees charged in 2002 for the online preparation and electronic filing of the federal return were $19.95 before April 1 and $29.95 on or after April 1. Users could also prepare online one state return for an additional $9.95.

     In addition to the Online Tax Program, several other online tax products and services are offered: Professional Review, Professional Tax Service and Ask a Tax Advisor. With Professional Review, taxpayers who prepare their income tax returns using the Online Tax Program can have their self-prepared return reviewed and signed by an H&R Block tax professional and covered by the standard H&R Block Guarantee. The $29.95 fee charged for this service in 2002 included the review of both the federal and resident state tax returns. Taxpayers choosing Professional Tax Service can provide their tax information online and have an H&R Block tax professional prepare and deliver a completed tax return to the client. The $79.95 base fee for this service in 2002 covered the preparation and electronic filing of the taxpayer’s Federal income tax return. The Ask a Tax Advisor service allows a taxpayer to obtain customized answers to individual tax questions from an H&R Block tax advisor. Ask a Tax Advisor is available via e-mail, live chat, or telephone. A charge of $19.95 per question was assessed to the taxpayer in fiscal year 2002.

     The Taxes area also offers a program called Electronic Refund Advance (“ERA”), a loan product that allows a user to have a refund anticipation loan in an amount up to $5,000 deposited directly into his or her bank account usually within two days after the IRS accepts the taxpayer’s electronically filed return. ERA is a loan and the lending institution, Household, charged a fee ranging from $29.95 to $89.95 for each transaction during the 2002 tax season. Household paid BFC a license fee from $7 to $9 for each approved ERA for the sublicense of patent rights, the license of trademarks and certain expenses incurred in connection with the making of ERAs.

     The Mortgages area enables users to obtain information about loan products offered by H&R Block Mortgage Corporation, find an H&R Block Mortgage loan specialist, use interactive calculators and tools to estimate the tax implications and benefits of home ownership, refinancing or debt consolidation and determine the best loan type for a borrower’s situation, and pre-qualify for a home purchase loan or refinancing.

     The Investments area provides online investment services through HRBFA, a registered securities broker-dealer. Users may open a variety of accounts, obtain research, create investment plans, execute trades in a variety of securities including stocks, fixed-income products (including bonds, certificates of deposit, and unit investment trusts), and a variety of mutual funds, as well as view the status of their account on-line. See “Integrated Online Services” under “Investment Services,” below.

     Software Products. BFC develops and markets the income tax preparation software TaxCut® from H&R Block and markets Home and Business Attorney and Kiplinger’s WILLPowerSM software products.

     Refund Anticipation Loan Participations. BFC is a party to a July 1996 agreement with Household to participate in RALs provided by Household to H&R Block tax clients. See “Electronic Filing” under “Tax Services” above for a discussion of RALs. In the 10-year agreement, BFC agreed to purchase an initial 40% participation interest in such RALs, which interest would be increased to nearly 50% in specified circumstances. Beginning in fiscal year 1999, the participation interest was increased to 49.9% in company-owned RALs, and BFC participated in 25% of major franchise RALs. BFC’s purchases of the participation interests are financed through short-term borrowings. BFC bears all of the risks associated with its interests in the RALs. BFC’s total RAL revenue in fiscal year 2002 was approximately $160.0 million (compared to revenue of $133.7 million in fiscal year 2001 and $89.8 million in fiscal year 2000).

     Seasonality of Business. Since most of the clients of Tax Services file their tax returns during the period from January through April of each year, substantially all of Tax Services’ revenues from income tax return preparation, related services and franchise royalties are received during this period. As a result, Tax Services operates at a loss through the first eight or nine months of its fiscal year. Historically, such losses primarily reflect payroll of year-round personnel, training of tax professionals, rental and furnishing of tax offices, and other costs and expenses relating to preparation for the following tax season.

     BFC’s income tax return preparation software, online tax service and RAL participation businesses are also seasonal, with the substantial portion of the revenues from these businesses generated during the tax season.

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
H&R Block & Design (4)

     In addition, HRB Royalty, Inc., claims ownership of the following unregistered service marks and trademarks:

America’s Largest Tax Service
BlockBonus
Double Check Challenge
H&R Block in a Third Distinct Design (4)
H&R Block Just Plain Smart and Design (4)
H&R Block Rapid Refund and Design
Just Plain Smart (4)
Nation’s Largest Tax Service
Refund Rewards
Smart Solutions
We know. Do you?

     Tax Services has a license to use the trade names, service marks and trademarks of HRB Royalty, Inc., in the conduct of the business of Tax Services.

     BFC claims ownership of the following services marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

Audit Buster	Financial Finder
B and Design (2)	Names&dates
Block Financial (2)	Small Business Attorney
Block Financial and B Design	Tax Cut
Conductor	Tax Cut and Design
Conductor and Baton Design	Web
Conductor and Hand-Held Baton Design	Webbank
Conductor Card Review	Webcard
Fast Lane	Webpay
B Block Financial & Design

     BFC also claims ownership of the following unregistered service marks and trademarks:

CONDUCTOR.COM
DittoCard
Download Depot
Home Legal Advisor
Netguard
Solve Your Everyday Business Problems
The Fastest and Easiest Way To Do Your Taxes
WebAccount
WebBroker
WebChecking
Will Power
Willpower
Your Complete Personal Legal Resource

     BFC also claims ownership of the patent “SYSTEM FOR ON-LINE FINANCIAL SERVICES USING DISTRIBUTED OBJECTS” registered as Patent No. 5,706,442 on January 6, 1998, on the principal register of the United States Patent and Trademark Office.

     In connection with BFC’s sale of its credit card portfolio in January 1999, it granted to Providian National Bank non-exclusive, non-transferable and royalty-free licenses to use the mark “Conductor and Baton Design” for up to two years, the patent “SYSTEM FOR ON-LINE FINANCIAL SERVICES USING DISTRIBUTED OBJECTS” for a period of ten years, and the mark “CONDUCTOR.COM” perpetually.

     Competitive Conditions. The tax return preparation and electronic filing businesses are highly competitive. There are a substantial number of tax return preparation firms and accounting firms that offer tax return preparation services. Many tax return preparation firms and many firms not otherwise in the tax return preparation business are involved in providing electronic filing and refund anticipation loan services to the public. Commercial tax return preparers and electronic filers are highly competitive with regard to price, service and reputation for quality. Tax Services believes that, in terms of the number of offices and tax returns prepared, it is the largest tax return preparation firm in the United States. Tax Services also believes that, in terms of the number of offices and tax returns electronically filed in fiscal year 2002, it is the largest provider of electronic filing services in the United States.

     The software and e-commerce businesses are highly competitive and consist of a large number of companies. In the software industry, Intuit, Inc. and Microsoft are dominant suppliers of personal financial software. Intuit, Inc. is also H&R Block’s primary competitor in the online tax preparation market. BFC expects increased competition in this area as more competitors enter the online market or existing providers of online tax preparation services consolidate.

     Government Regulation. Several states have enacted, or have considered, legislation regulating commercial tax return preparers. Primary efforts toward the regulation of such preparers have historically been made at the Federal level. Federal legislation requires income tax return preparers to, among other things, set forth their signatures and identification numbers on all tax returns prepared by them, and retain for three years all tax returns prepared. Federal laws also subject income tax return preparers to accuracy-related penalties in connection with the preparation of income tax returns. Preparers may be enjoined from further acting as income tax return preparers if the preparers continuously and repeatedly engage in specified misconduct. With certain exceptions, the Internal Revenue Code also prohibits the use or disclosure by income tax return preparers of certain income tax return information without the prior written consent of the taxpayer. In addition, the Gramm-Leach-Bliley Act and Federal Trade Commission regulations adopted thereunder require income tax preparers to adopt and disclose consumer privacy policies, and provide consumers a reasonable opportunity to “opt out” of having personal information disclosed to unaffiliated third parties for marketing purposes. Some states have adopted or proposed more strict “opt-in” requirements in connection with use or disclosure of consumer information.

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

     The Federal government regulates the electronic filing of income tax returns in part by specifying certain criteria for individuals and businesses to participate in the government’s electronic filing program for U.S. individual income tax returns. Individuals and businesses must, upon application, be accepted into the electronic filing program. Once accepted, electronic filers must comply with all publications and notices of the IRS applicable to electronic filing, provide certain information to the taxpayer, comply with advertising standards for electronic filers, and be subjected to possible monitoring by the IRS, penalties for disclosure or use of income tax return preparation and other preparer penalties, and suspension from the electronic filing program.

     The Federal statutes and regulations also regulate an electronic filer’s involvement in refund anticipation loans. Electronic filers must clearly explain that the refund anticipation loan is a loan and not a substitute for or a quicker way of receiving an income tax refund. The Federal laws place restrictions on the fees that an electronic filer may charge in connection with refund anticipation loans.

     States that have adopted electronic filing programs for state income tax returns have also enacted laws that regulate electronic filers. In addition, some states and localities have enacted laws and adopted regulations that regulate refund anticipation loan facilitators and/or the advertisement and offering of electronic filing and refund anticipation loans.

     The Company believes that the Federal, state and local legislation regulating electronic filing, RALs and the facilitation of refund anticipation loans has not, and will not in the future have a material adverse effect on the operations of H&R Block. However, the Company cannot predict what the effect may be of the enactment of new statutes or the adoption of new regulations pertaining to electronic filing and/or refund anticipation loans.

     The repayment of RALs generally depends on IRS direct deposit procedures. The IRS may from time to time change its direct deposit procedures or may determine not to make direct deposits of all or portions of a borrower’s Federal income tax refund. The failure of the IRS to make direct deposits of refunds may impair the lender’s ability to collect a RAL and result in a loss to BFC in connection with its purchases of participation interests in RALs and a loss to Tax Services for tax preparation fees not collected. However, the Company believes that Federal policies, procedures and practices relating to direct deposits by the IRS have not had and will not have a material adverse effect on the operations of BFC or Tax Services. However, the Company cannot predict what the effect may be of the enactment of new Federal statutes or the adoption of new regulations, policies, procedures or practices relating to direct deposits.

     As noted above under “Owned and Franchised Offices,” many of the income tax return preparation offices operating in the United States under the name “H&R Block” are operated by franchisees. Certain aspects of the franchisor/franchisee relationship have been the subject of regulation by the Federal Trade Commission and by various states. The extent of such regulation varies, but relates primarily to disclosures to be made in connection with the grant of franchises and limitations on termination by the franchisor under the franchise agreement. To date, no such regulation has materially affected the business of the Company’s subsidiaries. However, the Company cannot predict what the effect may be of the enactment of new statutes or adoption of new regulations pertaining to franchising.

     Many of H&R Block’s income tax courses are regulated and licensed in select states. Failure to obtain a tax school license could affect the Company’s revenues and limit its ability to develop interest in tax preparation as a career or obtain qualified tax professionals.

     From time to time, and especially in election years, the subjects of tax reform, tax simplification, the restructuring of the tax system, a flat tax, a consumption tax, a value-added tax or a national sales tax surface. While each flat tax proposal and most other tax simplification proposals have fallen short of adoption, such issues have received serious attention in recent years. Historically, changes in tax laws have increased H&R Block’s business. The immediate result of tax law changes has been an increase in complexity. The transition from the current system to a new, untested system is likely to take a number of years and, under most serious tax reform proposals, Americans will still need to file Federal and state tax returns. The Company believes that clients will still come to H&R Block for convenience, accuracy and answers to tax questions. However, if enacted, the effect of tax reform or simplification legislation on the business of the Company’s subsidiaries over time is uncertain, and such legislation could have a material adverse effect on the Company’s business, financial position and results of operations.

International Tax Operations

     Generally. This operating segment provides the preparation of tax returns, electronic filing and related services to the general public principally in Canada, Australia and the United Kingdom. Tax preparation of U.S. tax returns and related services are offered by franchisees in eight countries. The electronic filing of U.S. income tax returns is offered at franchised offices located in Europe, and the electronic filing of Australian, Canadian and United Kingdom income tax returns is offered at H&R Block offices in Australia, Canada and the United Kingdom, respectively.

     The returns prepared at 1,376 company-owned and franchised offices in countries outside of the United States constituted 11.9% of the total returns prepared by H&R Block in the last fiscal year (compared to 12.2% in fiscal year 2001 and 12.3% in fiscal year 2000).

     Canadian Operations. H&R Block Canada, Inc. (“Block Canada”) and its franchisees prepared approximately 1,721,000 Canadian regular and discounted returns filed with Revenue Canada in fiscal year 2002, compared to 1,752,000 in fiscal year 2001 and 1,805,000 in fiscal year 2000. Block Canada and its franchisees operated 955 offices in fiscal year 2002, as compared to 944 in fiscal year 2001 and 966 in fiscal year 2000. Of the 955 offices in Canada, 492 were owned and operated by Block Canada and 463 were owned and operated by franchisees. Block Canada operated 121 offices in department stores in Canada in fiscal year 2002, including 78 offices in Sears’ facilities. In fiscal years 2001 and 2000, respectively, Block Canada operated 122 and 142 offices in department stores in Canada, including, respectively, 76 and 79 offices in Sears’ facilities.

     Block Canada and its franchisees offer a refund discount (“CashBack”) program to their customers in Canada. Canadian law specifies the procedures which Block Canada must follow in conducting the program. In accordance with current Canadian regulations, if a customer’s tax return indicates that such customer is entitled to a tax refund, a check is issued by Block Canada to the client for an amount which is equal to the sum of (i) 85% of that portion of the anticipated refund which is less than or equal to $300 and (ii) 95% of that portion of the refund in excess of $300. The client assigns to Block Canada the full amount of the tax refund to be issued by Revenue Canada. The refund check is then sent by Revenue Canada directly to Block Canada, which then deposits the refund check into its bank account. In accordance with the law, the discount is deemed to include both the tax return preparation fee and the fee for tax refund discounting. This program is financed by short-term borrowings. In some parts of Canada, CashBack services are offered at offices identified as “H&R Block Express.” The number of returns discounted under the CashBack program in fiscal year 2002 was approximately 525,000, compared to 532,000 in fiscal year 2001 and 547,000 in fiscal year 2000.

     Block Canada also provides check cashing and other low-end financial services through its subsidiary Cashplan Systems Inc. These services are offered in offices operated under the name “Financial Stop,” where no tax return preparation services are offered, as well as in some H&R Block Express offices.

     During fiscal year 2002, Block Canada contracted with Dr. Tax-Ufile CA, Inc. to provide online tax preparation services under the H&R Block brand to Canadian consumers. Users could print and mail their return, or download their return and file electronically.

     Australian Operations. The number of returns prepared by H&R Block Limited, the Company’s indirect subsidiary in Australia, and by franchisees in Australia, increased to approximately 489,000 from 486,000 in fiscal year 2001 and 455,000 in fiscal year 2000. The number of offices operated by H&R Block in Australia in fiscal year 2002 was 362, compared to 350 offices in fiscal year 2001 and 349 offices operated in fiscal year 2000. Of the 362 offices, 263 were owned and operated by H&R Block Limited and 99 were franchised offices.

     United Kingdom Operations. The Tax Team Limited, an indirect subsidiary of the Company, provides tax return preparation services in the United Kingdom. The Tax Team Limited operated 6 offices in fiscal year 2002, compared to 23 offices operated in fiscal year 2001 and 26 in fiscal year 2000.

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

     Government Regulation. Statutes and regulations relating to income tax return preparers, electronic filing, franchising and other areas affecting the income tax business also exist outside of the United States. In addition, the Canadian government regulates the refund discounting program in Canada, as discussed under “Canadian Operations,” above. These laws have not materially affected the international tax operations conducted by subsidiaries of the Company.

Mortgage Operations

     Generally. Mortgage operations originate, service, and sell conforming and nonconforming mortgage loans in the United States. Conforming mortgages are those that may be offered through government sponsored loan agencies. Nonconforming mortgages are those that may not be offered through government-sponsored loan agencies and typically involve borrowers with impaired credit and have substantial equity in the property which will be used to secure the loan. Wholesale mortgage originations are offered by Option One Mortgage Corporation (“Option One”) and retail mortgage originations are offered by H&R Block Mortgage Corporation, a wholly owned subsidiary of Option One.

     Option One Mortgage Corporation. Option One, based in Irvine, California, has a network of more than 16,000 mortgage brokers in 49 states. Option One originated $11.5 billion in mortgage loans in fiscal year 2002, compared to $6.5 billion in fiscal year 2001 and $5.7 billion in fiscal year 2000. The average Option One loan during fiscal year 2002 had a $128,200 principal balance (compared to $108,800 in fiscal year 2001 and $106,700 in fiscal year 2000), and was secured by a first lien on a single-family residence. During fiscal 2002, Option One sold $11.4 billion of mortgage loans, compared to $6.0 billion sold in fiscal 2001 and $6.1 billion in fiscal 2000. At the end of fiscal year 2002, Option One’s servicing portfolio was 209,600 loans totaling more than $23.8 billion, compared to 173,900 loans totaling $18.2 billion at the end of fiscal 2001 and 114,300 loans totaling $11.3 billion at the end of fiscal 2000.

     Wholesale originations represented the substantial majority of Option One’s total loan production. Wholesale loan originations involve a broker who assists the borrower in completing the loan application, the gathering of necessary information and identifying a lender that offers a loan product which is best suited to the borrower’s financial needs. Brokers are free to submit an application to one or more nonconforming lenders, such as Option One. Upon receipt of an application from a broker, Option One’s branch office processes and underwrites the loan. Based upon this review, Option One advises the broker whether the loan application meets Option One’s underwriting guidelines and product description by issuing a loan approval or denial, and in some cases, issues a “conditional approval,” which requires the submission of additional information or clarification. Option One sells virtually all of its loan production through whole loan sales to a third-party trust as a part of its off-balance financing arrangements described below.

     The Company utilizes off-balance sheet arrangements to fund its nonprime production. Option One has arranged commitments from two banks totaling $2 billion for external warehouse financing for the third-party trust for its nonprime mortgage production during most of fiscal year 2002, and it renewed these commitments in April 2002 for a 12-month period.

     H&R Block Mortgage Corporation. H&R Block Mortgage is a retail mortgage lender for conventional, non-conventional and government loans and is licensed to conduct business in 50 states. H&R Block Mortgage is an approved seller/servicer for Fannie Mae and Freddie Mac and is HUD authorized to originate and underwrite FHA and VA mortgage loans. In fiscal year 2002, H&R Block Mortgage originated retail mortgage loans from various sales channels, including 38 branch offices in 16 states, and three regional call centers located in Philadelphia, Pennsylvania, Tampa, Florida and Pleasanton, California. H&R Block Mortgage had 35 branch offices in 15 states and two regional call centers in fiscal year 2001.

     H&R Block Mortgage maintains a strategic alliance with Countrywide Home Loans, Inc. (“Countrywide”) to sell 90% of its qualifying conforming mortgage loans to Countrywide. The majority of mortgage loans sold to Countrywide are underwritten through an automated system under which H&R Block Mortgage’s representations and warranties relating to compliance with Countrywide’s underwriting guidelines are assumed by Countrywide. This alliance allows H&R Block Mortgage to achieve improved execution due to price, efficiencies in delivery, and elimination of redundancies in operations.

     Service Marks and Trademarks. Option One claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

AppOne CorOne Highway 1 HouseKeeper No Sweat 95! Option One and Design PartnerPlus SumOne The Big 2

     Competitive Conditions. Both the conventional and nonprime sectors of the residential mortgage loan market are highly competitive. The principal methods of competition are in service, quality and price. There are a substantial number of companies competing in the residential loan market, including mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions. No one firm is a dominant supplier of conforming and nonconforming mortgage loans.

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

     Government Regulation. The Company believes that Federal and state statutes and regulations, as well as county and municipal regulations and ordinances, governing mortgage lending have not had a material adverse effect on the operations of its mortgage subsidiaries. However, the Company cannot predict what the effect may be of the enactment of new state or Federal statutes or municipal ordinances, or the adoption of new Federal, state or county regulations, particularly with respect to the regulation of “High Cost Loans” as described below.

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

     During fiscal years 2001 and 2002, there was a noticeable increase in state, county and municipal statutes, ordinances and regulations which prohibit or regulate so-called “Predatory Lending” practices. Predatory Lending statutes regulate “High-Cost Loans” which are defined separately by each state, county or municipal statute, regulation or ordinance, but generally include mortgage loans that have interest rates that exceed a specified margin over the Treasury Index for a comparable maturity, or exceed a designated percentage of points and fees. Statutes, ordinances and regulations that regulate High-Cost Loans generally prohibit mortgage lenders from engaging in certain defined practices, or require mortgage lenders to implement certain practices, in connection with any mortgage loans that fit within the definition of a High-Cost Loan. For example, many such laws and regulations prohibit mortgage lenders from imposing a prepayment penalty in connection with any mortgage loan that fits within the definition of a High-Cost Loan or require mortgage lenders to demonstrate a tangible net benefit to the Borrower as a result of the Borrower’s entering into the mortgage loan transaction involving a High-Cost Loan.

     The mortgage loans purchased or originated by the Company’s mortgage subsidiaries are also subject to Federal laws and regulations, including, without limitation, the Federal Truth-in-Lending Act, as amended, and Regulation Z promulgated thereunder, the Equal Credit Opportunity Act, as amended, and Regulation B promulgated thereunder, the Fair Credit Reporting Act, as amended, the Federal Real Estate Settlement Procedures Act, as amended, and Regulation X promulgated thereunder, the Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended, the Home Mortgage Disclosure Act and Regulation C promulgated thereunder, the Federal Fair Housing Act, the Gramm-Leach-Bliley Act and regulations adopted thereunder, and certain other laws and regulations. Under environmental legislation and case law applicable in certain states, it is possible that liability for environmental hazards in respect of real property may be imposed on a holder of a mortgage note secured by real property.

Investment Services

     Generally. The investment services operating segment provides investment advice, brokerage services and investment planning primarily through H&R Block Financial Advisors, Inc. (formerly OLDE Discount Corporation). In December 1999, the Company acquired OLDE Financial Corporation (“OLDE Financial”), a Detroit-based financial services holding company that is the parent company of HRBFA.

     HRBFA is a registered broker-dealer with the SEC and is a member of the New York Stock Exchange (“NYSE”), other national securities exchanges and the National Association of Securities Dealers, Inc. (“NASD”). HRBFA is one of the largest retail investment firms in the United States offering financial advice and other financial services to retail clients at low commission rates and fees through its network of financial advisors in HRBFA branch offices.

     HRBFA, like other brokerage firms, continued to suffer from declining activity by retail investors during the Company’s 2002 fiscal year and a corresponding decline in margin balances. Average trading volumes fell during the year by more than 38.7% as measured by average trades per day. Impacted by market performance, volatility and investor uncertainty, margin balances at HRBFA had fallen from an average of $2.4 billion as of April 30, 2001 to an average of $1.0 billion as of April 30, 2002.

     In an effort to reduce expenses to counteract reduced revenues, HRBFA reduced approximately 3.3% percent of its total workforce in non-advisor positions in October 2001, following a reduction of 6% of its total workforce at the end of fiscal year 2001. Several support functions at HRBFA were eliminated or consolidated and aligned with corresponding departments within other subsidiaries of the Company.

     Despite the difficult financial and market environment, HRBFA expanded its product line to offer clients the Wealth Management Account (a fee based pricing alternative).

     HRBFA Brokerage and Other Services. HRBFA is a full service securities broker-dealer providing a full range of financial services to its clients in the United States. It typically effects transactions for its clients at commission rates lower than the rates full-commission brokerage firms charge. Revenues from HRBFA’s brokerage activities are generated through client purchases and sales of stocks, investment-grade fixed income products, options, mutual funds, investment trusts, annuities, and other financial products. Commissions may be charged on both listed and over-the-counter (“OTC”) transactions executed on an agency basis or customers may pay the firm a quarterly fee through the Wealth Management Account. HRBFA also offers services and products typically offered by traditional full-commission firms, such as investment research with regard to individual securities and goal-oriented investment planning. Other services and products offered include money market funds with sweep provisions for settlement of client transactions; margin accounts; checking privileges; option accounts; dividend reinvestment plans; and individual retirement accounts (“IRAs”).

     During the 2002 tax season, H&R Block tax clients nationwide were given the opportunity to open an Express IRA through HRBFA as a part of the tax return preparation process. Clients were able to open an Express IRA by simply using all or part of their tax refund or by writing a personal check for the IRA amount. The Express IRA is invested in an FDIC Insured money market account through Reserve Management Corporation at an insured depository institution paying competitive money market interest rates. Clients funded approximately 130,000 Express IRAs in fiscal year 2002, an increase from 25,000 Express IRAs in fiscal year 2001. The Express IRA program was offered in only 14 states in fiscal 2001.

     HRBFA offers to account holders a service that makes it possible for clients to handle all of their investment and banking activities from one convenient, flexible brokerage account with cash management features. The cash management features include no-minimum checking, unlimited check writing, a credit interest program that allows interest to be earned on balances over $100, a variety of money market fund options, a VISA® Gold ATM/check card with a 1% cash rebate on card purchases and an airline miles program, one consolidated monthly statement and a year-end account summary. HRBFA also offers college savings products – called 529 Plans – through state-sponsored investment programs that allow clients to make tax-free withdrawals for qualified education expenses.

     Dealer and Market Making Activities. Until April 2002, HRBFA was also a dealer and engaged in market making activities in common stocks, regularly trading in securities on a principal basis and for its own account in the National Association of Securities Dealers Automated Quotation System (“NASDAQ”), and OTC markets. HRBFA also acted as a qualified dealer in certain listed securities on the Cincinnati Stock Exchange. HRBFA acts as a dealer in fixed income markets including corporate and municipal bonds, various U.S. Government and U.S. Government Agency securities and certificates of deposit. Market declines that began in the Spring and Summer of 2000 continued through fiscal year 2002, exacerbated by the September 11 tragedies which further eroded investor confidence. Revenues derived from equity market making activities declined as a result of reduced trading volume. In addition, fractional trading for equity securities was replaced by decimalization. As a result of decimalization, the market maker spread, the difference between bid and asked prices, and overall reduced trading volumes, trading revenues declined 29.1%. This decline in revenues along with a business strategy to move the Company toward an advice-based model (in order to better serve a larger population of clients) prompted HRBFA to withdraw from equity market making activities in equity securities in April 2002.

     Financial Advisor Compensation. Financial advisors receive compensation in a combination of plans in the form of commissions on HRBFA’s revenues from customer transactions, a salary or draw against commissions, a percentage of quarterly fees charged to clients, and/or may have received additional compensation on customer transactions in securities recommended by HRBFA.

     Tax Professional Financial Advisors. During fiscal year 2002, the Company’s subsidiaries further expanded the Tax Professional Financial Advisor (“TPFA”) program, by which H&R Block tax professionals expand their roles to provide financial services to tax clients. TPFAs have licenses to sell mutual funds and/or insurance products and in some instances, equity securities recommended by HRBFA. The number of TPFAs grew from 430 to over 600 during the 2002 fiscal year and they provided investment services to more than 6,100 tax clients.

     Integrated Online Services. HRBFA provides an online investment center through the Company’s web site located at www.hrblock.com. HRBFA provides online users the opportunity to open accounts, obtain research, create investment plans, buy and sell securities, and view the status of their accounts online. The online investment planning service gives HRBFA clients the ability to create and view a personal goal oriented investment while simultaneously receiving advice by telephone from an H&R Block financial advisor who is viewing the same information. Clients can create, view or edit a financial plan for many different life-changing events such as retirement, college, a new child or the purchase of a house. After developing a plan, clients have the option to allow an advisor to execute the plan or they can do it themselves at the investment center. Through April 2002, approximately 175,100 accounts had been web enabled, compared to approximately 96,000 accounts through April 2001, and, in April 2002, more than 15,600 securities transactions were effected online (compared to more than 7,000 transactions effected online in April 2001). Additional information regarding online operations is provided under the “E-Commerce Initiatives” in the “U.S. Tax Operations” section, above.

     Advertising and Marketing. Advertising and marketing play a significant role in the expansion of HRBFA’s client base as well as the introduction of new products and services. HRBFA may use a combination of media including newspapers, magazines, the yellow pages, television, and its Internet home page to advertise and market its products and services. When an investor contacts HRBFA, the investor receives a package of information including an account application and a brochure containing information on the services and products offered by HRBFA. Additional detailed information is available upon request and can be tailored to match the client’s investment preferences.

     Retail Branch Offices. HRBFA is authorized to do business as a broker-dealer in all 50 states and the District of Columbia. At fiscal year end, HRBFA operated over 600 offices as compared to 525 offices at the end of fiscal year 2001 and 198 offices at the end of fiscal year 2000. Some HRBFA offices offer, in addition to financial products and services, tax preparation and mortgage services, year-round to clients. HRBFA believes that the existence of branch offices contributes to its growth and client satisfaction. The existence of a branch office generally results in an increase in unsolicited customer transactions in the geographic area near the office. Many clients prefer to conduct business in person in local rather than in distant offices or online. Clients may use branch offices to receive and deliver checks and deliver securities.

     Service Marks and Trademarks. HRBFA claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

Chevron Design	SmartTrading
IRA United	SmartTravel
The OLDE Investors Account	SmartVest
SmartBroker	SmartVestor
SmartRetirement	SmartViews
SmartTrade	SmartWire
Netwealth	The Easy Way to Financial Success
Netwealth and Design

     Competitive Conditions. HRBFA competes directly with a broad range of companies seeking to attract consumer financial assets, including full-service brokerage firms, discount and online brokerage firms, mutual fund companies, investment banking firms, commercial and savings banks, insurance companies and others. The financial services industry has become considerably more concentrated as numerous securities firms have been acquired by or merged into other firms. Some of these competitors have greater financial resources than HRBFA and offer certain additional financial products and services. In addition, HRBFA expects competition from domestic and international commercial banks and larger securities firms to continue to increase as a result of legislative and regulatory initiatives in the U.S. (including the passage of the Gramm-Leach-Bliley Act in November 1999 and the implementation of the U.S.A. Patriot Act in April 2002) to remove or relieve certain restrictions on mergers between commercial banks and other types of financial services providers and extend privacy provisions and anti-money laundering procedures across the financial services industry. HRBFA primarily competes with these firms on quality of service, breadth of products and services offered, prices, accessibility through delivery channels, and technological innovation and expertise.

     Discount brokerage firms and online-only financial services providers compete vigorously with HRBFA with respect to commission charges. Full-commission brokerage firms also offer more product breadth, discounted commissions and online services to selected retail brokerage customers. In addition, some competitors in both the full-commission and discount brokerage industries have substantially increased their spending on advertising and direct solicitation of customers.

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

     Seasonality of Business. The investment services operating segment does not, as a whole, experience significant seasonal fluctuations. However, the securities business is cyclical and directly affected by national and world economic and political conditions, trends in business and finance and changes in the conditions of the securities markets in which HRBFA’s clients trade.

     Government Regulation. The securities industry is subject to extensive regulation covering all aspects of the securities business, including registration of HRBFA’s offices and personnel, sales methods, the acceptance and execution of customer orders, the handling of customer funds and securities, trading practices, capital structure, record keeping policies and practices, margin lending, execution and settlement of transactions, the conduct of directors, officers and employees, and the supervision of employees. The various governmental authorities and industry self-regulatory organizations which have supervisory and regulatory jurisdiction over the Company’s broker-dealer subsidiaries generally have broad enforcement powers to censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees who violate applicable laws or regulations.

     The Securities and Exchange Commission is the federal agency responsible for the administration of the federal securities laws. HRBFA is registered as broker-dealer. Much of the regulation of broker-dealers has been delegated by the SEC to self-regulatory organizations, principally the Municipal Securities Rulemaking Board, the NASD Regulation, Inc. and the New York Stock Exchange (“NYSE”), which has been designated as HRBFA’s primary regulator. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of the operations of HRBFA’s brokerage and clearing activities. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

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

     HRBFA has elected to compute net capital under the alternative method of computation permitted by Rule 15c3-1 which requires that net capital be not less than the greater of $1,000,000 or 2% of combined aggregate debit balances (primarily receivables from customers and other broker-dealers). In computing net capital, various deductions are made from net worth and qualifying subordinated indebtedness. These deductions include the book value of assets not readily convertible into cash and prescribed percentages of securities owned or sold short.

     Any failure of HRBFA to maintain the required minimum net capital may subject HRBFA to suspension or revocation of registration or other limitations on the firm’s activity by the SEC, and suspension or expulsion by the NYSE, NASD or other regulatory bodies, and ultimately could require the broker-dealer’s liquidation. HRBFA could also be prohibited from paying dividends or redeeming stock. HRBFA would be prohibited from prepaying or making payments of principal on subordinated indebtedness if its net capital were to become less than the greater of 5% of combined aggregate debit balances or $1,000,000. Under NYSE Rule 326, HRBFA is required to reduce its business if its net capital is less than 4% of aggregate debit balances and is prohibited from expanding business or redeeming subordinated indebtedness if its net capital is less than 5% of its aggregate debit balances. Net capital rules could limit HRBFA’s ability to engage in new activities and expansion, and could restrict the Company’s ability to withdraw capital from its brokerage subsidiaries. Such a restriction in turn, could limit the Company’s ability to repay or reduce indebtedness (including subordinated debentures of the Company) and pay dividends. Further, a significant operating loss or an extraordinary charge against net capital could adversely affect HRBFA’s ability to expand or maintain its current levels of business. At April 30, 2002, HRBFA’s net capital of $143.5 million, which was 16.4% of aggregate debit items, exceeded by $126.0 million its minimum required net capital of $17.5 million. HRBFA made a capital withdrawal and paid BFC a dividend of $50 million at fiscal year-end.

Business Services

     Generally. The business services operating segment, which is conducted primarily through RSM McGladrey, Inc., a direct subsidiary of HRB Business Services, Inc. (“HRBBS”), provides accounting, tax, consulting, payroll, employee benefits and capital market services to business clients, primarily mid-sized companies, and tax, estate planning and financial planning services to individuals in the United States. RSM was formed to acquire in August 1999 substantially all of the non-attest assets of McGladrey & Pullen, LLP (“McGladrey”).

     In addition to providing the aforementioned services to the public, RSM and certain other subsidiaries involved in the business services segment provide management and administrative services to certain public accounting firms from which non-attest assets have been acquired. RSM receives fees from the public accounting firms, which continue to provide “attest” services that constitute the practice of public accounting which H&R Block and its subsidiaries, by regulation, generally cannot provide.

     RSM McGladrey, Inc. RSM has more than 100 offices and offers services in 18 of the top 25 U.S. markets. RSM is also linked with more than 70 independently owned CPA firms in the United States and Puerto Rico through the McGladrey Network. In addition, RSM is the U.S. member of RSM International, the eighth largest accounting and consulting organization in the world, with 600 offices in 64 countries.

     On August 1, 2001, RSM acquired O’Rourke Sacher & Moulton Professional Corporation, a leading professional service firm serving the credit union industry with offices in Los Angeles and Brisbane, California (the San Francisco Bay Area); Dallas, Texas; Boston, Massachusetts and Bellevue, Washington. The acquired operations were combined with RSM’s existing credit union practice to create one of the nation’s largest credit union consulting practices.

     On September 1, 2001, RSM purchased the non-attest and non-tax related assets of Knight Vale & Gregory PLLC (“KVG”), an accounting firm with offices in Olympia, Renton, Seattle and Tacoma, Washington. This acquisition added a staff of over 150 individuals to RSM.

     Other acquisitions by RSM in fiscal year 2002 enabled it to strengthen its presence in Cedar Rapids, Iowa; Chicago, Illinois; Dallas, Texas and Naples, Florida and expand its operations to Stamford, Connecticut.

     On December 6, 2001, HRBBS purchased approximately 44 percent of the outstanding common shares of MyBenefitSource, Inc. (“MBS”), an Atlanta-based firm that provides a wide range of payroll, benefit, enrollment and administrative services. HRBBS has an option to acquire the remaining shares of MBS. HRBBS also owns 100% of the outstanding preferred shares of MBS, each of which is convertible into one share of MBS common stock. In addition to its own client base, MBS interacts with RSM to provide RSM clients payroll and benefit administration outsourcing services.

     On December 14, 2001, HRBBS acquired EquiCo Resources, LLC, a business valuation and investment banking firm that specializes in mergers and acquisitions, divestitures and corporate finance services for middle-market companies. The acquired business is operated through RSM EquiCo, Inc.

(“RSM EquiCo”), a wholly owned subsidiary of HRBBS. RSM EquiCo works closely with RSM to help middle-market companies evaluate, improve, grow and sell their businesses.

     McGladrey’s attest business (including audit, reviews and other engagements in which the firm issues written opinions evaluating client financial statements) remains in a partnership owned by the McGladrey & Pullen, LLP partners and is, accordingly, an entity separate from RSM and not an affiliate of the Company.

     Until last year, the SEC had no published rules on the application of the auditor independence rules to firms such as McGladrey, whose partners are also employed by RSM. On February 5, 2001, revised SEC auditor independence rules that apply to the accounting firm and its “associated entities” became effective. The SEC staff has advised McGladrey that it considers the Company and all of its subsidiaries to be associated entities. Accordingly, any financial interest or business relationship of the Company with a client of McGladrey that is subject to the SEC’s auditor independence rules (an SEC Audit Client) will be regarded by the SEC staff as a financial interest or business relationship between McGladrey and the SEC Audit Client. Under the SEC’s auditor independence rules, McGladrey and its partners are precluded from holding certain financial interests in and entering into certain business relationships with an SEC Audit Client for whom McGladrey performs audit services.

     In connection with the evaluation of the regulatory restrictions and environment, the Company and McGladrey have had discussions with the staff of the SEC regarding appropriate disclosure of the policy and procedures that have been implemented by McGladrey, RSM and the Company to safeguard McGladrey’s independence and integrity as an audit firm in compliance with applicable regulations and professional responsibilities.

     The Company, RSM and McGladrey have enacted certain policies and controls to monitor and prevent violations by them of the SEC’s auditor independence rules as interpreted by the SEC staff. These policies and controls include the following:

•	The Company has informed the management of each of its business units of the SEC staff’s interpretation that certain financial interests and business relationships with McGladrey SEC Audit Clients are prohibited in as much as they would be deemed to impair McGladrey’s independence as an auditor.

•	McGladrey’s Independence and Relationship Policies and the Code of Professional Conduct promulgated by the American Institute of Certified Public Accountants (“AICPA”), which address auditor independence issues, have been distributed to all of the Company’s executive officers and directors.

•	McGladrey’s Prohibited Securities List, which lists securities of McGladrey SEC Audit Clients, is distributed to the Company’s executive officers and directors on a monthly basis so that they can monitor compliance by the business units for which they are responsible.

•	McGladrey informs the audit committee of each SEC Audit Client, in writing, of the SEC staff’s interpretation regarding the attribution to McGladrey, for purposes of McGladrey’s auditor independence of the financial interests and business relationships of the Company with SEC Audit Clients.

•	McGladrey informs the audit committee of each SEC Audit Client of the SEC staff’s interpretation that ownership of the Company’s stock by such SEC Audit Client or ownership of more than 5% of the Company’s stock by its officers or directors would affect McGladrey’s independence as an auditor, and McGladrey obtains representations from each SEC Audit Client that it owns no shares of the Company.

•	McGladrey has designated a partner responsible for independence matters who reports directly to its Managing Partner. The partner responsible for independence matters monitors changes in independence standards promulgated by the AICPA, the Independence Standards Board (“ISB”, which has been disbanded) and the SEC. This partner periodically recommends corresponding modifications to McGladrey’s Independence and Relationship Policies that become effective upon the approval of McGladrey’s Board of Directors.

•	RSM has agreed to comply and cause its employees to comply with the Independence and Relationship policies of McGladrey.

•	Employees of RSM and employees of McGladrey are informed of changes to McGladrey’s Independence and Relationship Policies and its Prohibited Securities List on a monthly basis via electronic bulletin boards.

•	Employees of RSM and partners and employees of McGladrey periodically complete an Independence Compliance Questionnaire that is reviewed and approved by McGladrey’s National Office of Audit & Accounting. All exceptions are reviewed by and approved by McGladrey’s partner responsible for independence matters, its Managing Partner and its Board of Directors.

•	As mandated by its membership in the SEC Practice Section of the AICPA, McGladrey has implemented independence training programs and programs to test compliance with its Independence and Relationship Policies and the completeness and accuracy of Independence Compliance Questionnaires.

•	McGladrey has established consultation procedures for the resolution of all identified exceptions to its policies and AICPA, ISB or SEC independence requirements. The Company and RSM have agreed to cooperate fully with McGladrey in the resolution of all exceptions and the implementation of any remedial actions, including disciplinary actions.

     While the Company and McGladrey believe that their policies and controls in place regarding auditor independence are reasonable and adequate to address the matters involved, there can be no assurance (and the SEC staff has indicated that it cannot provide any assurance) that such policies and controls will positively ensure complete compliance by the Company, RSM and McGladrey with the SEC auditor independence rules as interpreted by the SEC staff. Any noncompliance by the Company, RSM or McGladrey with such rules may impair McGladrey’s independence as an auditor of SEC Audit Clients and may adversely affect the ability of McGladrey to attract and retain such clients and perform audits of financial statements filed with the SEC.

     Seasonality of Business. Revenues for this segment are seasonal in nature, with peak revenues occurring during January through April.

     Service Marks and Trademarks. RSM claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

Business Recovery Planning System Business Continuity Planning System

     RSM claims ownership of the following unregistered service marks and trademarks:

E-Accounting McGladrey Network Market Builder PersonalProsperity

Value Enhancement Solutions We Can See It We See It

     FERS Business Services, Inc. (“FERS”), a wholly owned subsidiary of RSM, claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

Because Results Come First Benelink FERS Profit Edge Tonelink

     FERS claims ownership of the following unregistered service mark and trademark:

Pension Resources

     MBS claims ownership of the following unregistered service mark and trademark:

MyBenefitSource

     Practice Development Institute, Inc. (“PDI”), a direct subsidiary of HRBBS, claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

CPEC PDI Practice Development Institute

     PDI claims ownership of the following unregistered service mark and trademark:

Turning Your Firm’s Potential Into Profit

     RSM EquiCo claims ownership of the following service mark and trademark registered on the principal register of the United States Patent and Trademark Office:

EquiCo

     RSM EquiCo claims ownership of the following unregistered service mark and trademark:

Buying Into America: Middle Market Mergers and Acquisitions

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

     Government Regulation. Many of the same Federal and state regulations relating to tax preparers and the information concerning tax reform discussed above in “Government Regulation” section of “U.S. Tax Operations” apply to the business services segment as well, except that accountants are not subject to the same prohibition on the use or disclosure of certain income tax return information as the Tax Services tax professionals are. These accounting firms are also subject to state and Federal regulations governing accountants, auditors and financial planners. During the past year, numerous legislative and regulatory proposals have been made relating to auditor independence and accounting oversight, among others. Some of these proposals, if adopted, could have an impact on RSM’s operations. The Company believes that current state and Federal regulations and known legislative and regulatory proposals do not and will not have a material adverse effect on the operations of the Company and its subsidiaries, but it cannot predict what the effect of future legislation, regulations and proposals may be.

Item 2. Properties

     The executive offices of the Company, H&R Block Services, Inc., Tax Services, BFC and HRBBS are located at 4400 Main Street, Kansas City, Missouri, in a multi-level building owned by H&R Block Tax Services, Inc. The building was constructed in 1963 and expanded or redesigned in 1965, 1973, 1981, and 1996. In fiscal year 2000, H&R Block Tax Services, Inc. entered into a 20-year lease for a newly constructed building located at 4400 East Blue Parkway, Kansas City, Missouri, which is being utilized by Tax Services and its affiliates as a service center. Most other offices of Tax Services (except those in department stores) are operated in premises held under short-term leases providing fixed monthly rentals, usually with renewal options. The Company’s subsidiaries also lease other office space in Kansas City, Missouri.

     Option One’s executive offices are located in leased offices at 3 Ada, Irvine, California. Option One also leases offices for its branch office operations throughout the United States. H&R Block Mortgage is headquartered in leased offices in Burlington, Massachusetts. H&R Block Mortgage also leases offices in Arizona, California, Colorado, Connecticut, Florida, Illinois, Indiana, Massachusetts, Maine, Michigan, New Hampshire, New Jersey, Ohio and Virginia.

     The executive offices of HRBFA and OLDE Financial are located at 751 Griswold, Detroit, Michigan in a building owned by OLDE Financial. Many branch offices of HRBFA are located in facilities owned by various real estate subsidiaries of OLDE Financial and leased primarily to HRBFA. Some branch offices are operated in leased premises.

     RSM’s executive offices are located in leased offices located at 3600 West 80th Street, Bloomington, Minnesota. Its administrative offices are located in leased offices at 220 North Main Street, Davenport, Iowa. RSM also leases office space in 25 states.

Item 3. Legal Proceedings

     CompuServe Corporation (“CompuServe”), certain current and former officers and directors of CompuServe and the Company were named as defendants in six lawsuits pending before the state and Federal courts in Columbus, Ohio. All suits alleged similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with CompuServe’s public filings related to its initial public offering in April 1996. One state lawsuit brought by the Florida State Board of Administration also alleged certain oral omissions and misstatements in connection with such offering. Relief sought in the lawsuits is unspecified, but included pleas for rescission and damages.

     In the class action pending in state court, the court issued, in November 2000, its order approving a settlement pursuant to which the defendants agreed to pay a gross settlement amount of $9.5 million in exchange for dismissal of the class action suit and a release of all claims. Payment of plaintiffs’ attorneys’ fees and expenses were to be paid out of the gross settlement fund. The gross settlement fund was paid in its entirety by the Company’s insurance carrier. The agreement to settle and the payment of the gross settlement fund are not admissions of the validity of any claim or any fact alleged by the plaintiffs and defendants continue to deny any wrongdoing and any liability.

     The Florida State Board of Administration opted out of the class action settlement and that litigation continued separately from the state court class action. The parties reached a settlement that disposed of the case in its entirety with the payment by the defendants of $500,000. Such settlement was paid in its entirety by the Company’s insurance carrier and is not an admission of the validity of any claim or fact alleged by the Florida State Board of Administration. With this settlement, the CompuServe litigation relating to the 1996 initial public offering is concluded.

     The Company and its subsidiaries are involved in various litigation and claims as both defendant and plaintiff relating to matters which arise in the normal course of business. While the amounts claimed in these matters are substantial in some instances and the ultimate liability with respect to such litigation and claims is difficult to predict, management believes that amounts, if any, required to be paid by the Company and its subsidiaries in the discharge of liabilities or settlements will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended April 30, 2002.

Item 4a. Executive Officers of the Registrant.

     The names, ages and principal occupations (for the past five years) of the executive officers of the Company, each of whom has been elected to serve at the discretion of the Board of Directors of the Company are as follows:

Name and age	Office(s)

Frank L. Salizzoni (64)	Chairman of the Board of Directors since September 2000; Chief Executive Officer from June 1996 through December 2000; President from June 1996 through September 1999; Member of the Board of Directors since 1988. See Note 1.

Mark A. Ernst (44)	Chief Executive Officer since January 2001; President of the Company since September 1999; Chief Operating Officer from September 1998 through December 2000; Executive Vice President from September 1998 until

September 1999. Member of the Board of Directors since September 1999. See Note 2.

Jeffery W. Yabuki (42)	Chief Operating Officer since April 2002; Executive Vice President since October 2000; President, H&R Block Services, Inc. since October 2000; President, H&R Block International from September 1999 until October 2000. See Note 3.

Jeffery G. Brandmaier (43)	Senior Vice President and Chief Information Officer since October 2001. See Note 4.

David F. Byers (40)	Senior Vice President and Chief Marketing Officer since June 1999. See Note 5.

Frank J. Cotroneo (43)	Senior Vice President and Chief Financial Officer since February 2000. See Note 6.

Robert E. Dubrish (50)	President and Chief Executive Officer, Option One Mortgage Corporation, since March 1996. See Note 7.

James H. Ingraham (48)	Senior Vice President and General Counsel since September 2001; Secretary since June 1990; Vice President and General Counsel from July 1999 until September 2001; Vice President, Legal from October 1996 through June 1999.

Brian L. Nygaard (44)	President and Chief Executive Officer, H&R Block Financial Advisors, Inc., since November 2001. See Note 8.

Stephanie R. Otto (41)	Senior Vice President, Human Resources since July 2000; Vice President, Human Resources from August 1999 through June 2000; Vice President, National Director of Finance, HRB Business Services, Inc., October 1998 until August 1999; Director, Internal Audit, December 1995 until October 1998.

Thomas G. Rotherham (52)	Chief Executive Officer, RSM McGladrey, Inc., since April 2000; President, RSM McGladrey, Inc., since August 1999; Chief Operating Officer, RSM McGladrey, Inc., from August 1999 to April 2000. See Note 9.

Thomas L. Zimmerman (51)	President, H&R Block Tax Services, Inc., since June 1996. See Note 10.

Cheryl L. Givens (36)	Vice President and Corporate Controller since July 1998; Assistant Vice President and Assistant Controller from October 1996 until July 1998. See Note 11.

Linda M. McDougall (49)	Vice President, Communications since July 1999; Assistant Vice President, Communications from November 1995 through June 1999.

Timothy R. Mertz (51)	Vice President, Corporate Tax since October 2000. See Note 12.

Becky S. Shulman (38)	Vice President and Treasurer since September 2001. See Note 13.

Robert A. Weinberger (58)	Vice President, Government Relations, since March 1996.

Bret G. Wilson (43)	Vice President, Corporate Development and Risk Management since October 2000; Vice President, Corporate Planning and Development from September 1999 until October 2000; Vice President, Corporate Development, from December 1997 until September 1999; Vice President, Mortgage Operations, Block Financial Corporation, since March 1997; Vice President, Corporate Counsel and Secretary, Block Financial Corporation, from June 1994 until March 1997.

Note 1:	After the conclusion of fiscal year 2002, Mr. Salizzoni announced that he would retire as Chairman of the Board of Directors of the Company and as a director of the Company at the adjournment of the annual meeting of shareholders in September 2002. He served as Chairman of the Board of CompuServe Corporation from October 1996 until January 1998.

Note 2:	Mr. Ernst served as Senior Vice President, Third Party and International Distribution for American Express Company, Minneapolis, Minnesota, from July 1997 until June 1998; Senior Vice President, WorkPlace Financial Services, American Express Company, from November 1995 until July 1997.

Note 3:	Mr. Yabuki served as President and Chief Executive Officer of American Express Tax & Business Services, Inc., New York, New York, from 1998 to September 1999; and as Vice President, Mergers and Acquisitions, American Express, Minneapolis, Minnesota, from 1996 to 1998.

Note 4:	Mr. Brandmaier was Chief Information Officer for The Money Store, a subsidiary of First Union Bank from 1995 until 2001.

Note 5:	Mr. Byers was employed by Foote, Cone and Belding, an advertising agency in San Francisco, California, from June 1987 until May 1999, most recently serving as the Senior Vice President and Director of Business Development.

Note 6:	Mr. Cotroneo served as the Chief Financial Officer of MasterCard International, Inc., New York, New York, from 1996 to February 2000.

Note 7:	Block Financial Corporation acquired Option One Mortgage Corporation on June 17, 1997, at which time Mr. Dubrish became an employee of a subsidiary of the Company.

Note 8:	Mr. Nygaard was President, ING Advisors Network, ING Group, Atlanta, Georgia, from October 2000 until October 2001; Chief Operating Officer, Advisors Network, ING Advisors Network, from October 1999 until October 2000; and Senior Vice President, Strategic Marketing, ING Advisors Network, from May 1999 until October 1999. He was Vice President, Retail, for Principal Financial Group, Des Moines, Iowa from January 1995 through April 1999.

Note 9:	Mr. Rotherham served as a Member of the Office of the Managing Partner of McGladrey & Pullen, LLP from 1997 through August 1999 and as the Managing Partner of Audit and Accounting for McGladrey & Pullen LLP from 1995 to 1997. The Company acquired the non-attest assets of McGladrey & Pullen, LLP on August 1, 1999, at which time Mr. Rotherham became an employee of a subsidiary of the Company.

Note 10:	Prior to year end, Mr. Zimmerman announced his retirement as President, H&R Block Tax Services, Inc., effective July 1, 2002.

Note 11:	After the conclusion of fiscal year 2002, Ms. Givens announced her resignation as Vice President and Corporate Controller, effective July 12, 2002.

Note 12:	Mr. Mertz was Vice President of Treasury for Payless Cashways, Inc., a full-line building material and finishing products company, Lee’s Summit, Missouri, from September 1998 through September 2000. He also served as Director of Taxes and Risk Management for Payless Cashways, Inc. from October 1987 until September 1998.

Note 13:	Ms. Shulman was Chief Investment Officer of U.S. Central Credit Union, Overland Park, Kansas, from September 1998 until August 2001. She served as Vice President, Asset/Liability for U.S. Central Credit Union from May 1997 until September 1998.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

     The information called for by this item is contained in part in the Company’s annual report to security holders for the fiscal year ended April 30, 2002, under the heading “Common Stock Data,” and is hereby incorporated by reference. The Company’s Common Stock is traded principally on the New York Stock Exchange. The Company’s Common Stock is also traded on the Pacific Exchange. On June 10, 2002, there were 30,946 shareholders of record of the Company.

Item 6. Selected Financial Data.

     The information called for by this item is contained in the Company’s annual report to security holders for the fiscal year ended April 30, 2002, under the heading “Selected Financial Data,” and is hereby incorporated by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The information called for by this item is contained in the Company’s annual report to security holders for the fiscal year ended April 30, 2002, under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Generally

     In the operations of its subsidiaries and the reporting of its consolidated financial results, the Company is affected by changes in interest rates and currency exchange rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed, and which may be material, relate to:

•	interest rates on cash equivalents, available-for-sale securities, residual interests in securitizations, mortgage servicing rights (“MSRs”), mortgage loan origination and purchase commitments, investments in mortgage loans held for sale, debt and margin lending activities, retail trading volumes, commercial paper issuances and

•	foreign exchange rates, generating translation gains and losses

     The Company and its subsidiaries have market risk sensitive instruments entered into for “non-trading” and “trading” purposes. The Company’s broker-dealer holds marketable fixed-income securities for resale to retail clients.

Non-trading

     Interest rates. The Company’s rate-sensitive assets and liabilities are managed centrally by the office of the Chief Financial Officer of the Company. The Finance Committee of the Company’s Board of Directors approves the Company’s policies and procedures utilized to manage the Company’s interest rate risk.

     The Company has established investment guidelines to help minimize the market risk exposure of its non-residual available-for-sale securities portfolio. These guidelines focus on managing liquidity, preservation of principal, and earnings, which are primarily affected by credit quality and movements in interest rates.

     Nearly 61% of the Company’s cash equivalents (“CE”) and available-for-sale securities, which includes residual interests, (“AFS”) are classified as short term, compared to 51% last year. The CE assets are primarily held for liquidity purposes and are comprised of high quality, short-term investments, including qualified money market funds (taxable and tax-exempt). As of April 30, 2002, the portfolio had a duration of less than 0.1 years with an average credit quality of AAA. With such a short maturity, the portfolio’s market value is relatively insensitive to interest rate changes.

     The Company’s residual interests in securitizations, the majority of AFS, and MSRs are subject to prepayment risk, because a mortgage borrower has the option to prepay a mortgage loan at any time. Prepayment risk tends to increase when interest rates fall due to the benefits of refinancing. The expected income from these residual interests and MSRs is sensitive to movements in interest rates due to this sensitivity to mortgage prepayments. The prepayment risk is partially offset with the collection of prepayment penalties, a feature on the majority of originated loans.

     Residual interests are recorded based on discounted cash flow models utilizing prepayment, interest rate, credit losses and discount rate assumptions. Prepayment and loss assumptions are based on evaluation of the actual experience of the Company’s servicing portfolio or on market rates on new portfolios, taking into consideration the current and expected interest rate environment and its expected impact on future prepayment and default rates. At April 30, 2002, the sensitivity of the current fair value of the residual interests to a 10% adverse change in prepayment rates would lower the fair value of the residuals by $13.1 million.

     Mortgage servicing rights are recorded based on the present value of estimated future cash flows related to servicing loans utilizing market discount rates and anticipated prepayment speeds. The prepayment speeds are estimated using the Company’s historical experience and third party market sources for fixed-rate mortgages with similar coupons and prepayment reports for comparable adjustable rate mortgage loans. At April 30, 2002, the sensitivity of the current fair value of MSRs to a 10% adverse change in prepayment rates would lower the fair value by $11.3 million.

     Residual assets bear the interest rate risk embedded within the securitization due to an initial fixed rate period on the loans versus the floating rate funding cost, and the on-going basis risk between the indices of the floating rate assets and liabilities, offset somewhat by interest rate caps sometimes embedded within the securitization. An adverse change in interest rates of 10% would impact the fair value of residuals by $35.0 million.

     See “Residual Interests in Securitizations and Mortgage Servicing Rights” in the Notes to Consolidated Financial Statements in the Company’s annual report to security holders for the fiscal year ended April 30, 2002 for further sensitivity analysis of the other assumptions and detailed explanations of the cash flow models used.

     The Company is exposed to interest rate risk associated with its mortgage loan origination and purchase commitments. These commitments to fund mortgage loans consist of fixed and variable rate loans that will be sold in the secondary market. The Company has commitments to fund mortgage loans of $1.7 billion at April 30, 2002, as long as there is no violation of any conditions established in the contracts. External market forces impact the probability of commitments being exercised, and therefore, total commitments outstanding do not necessarily represent future cash requirements. The risk with these commitments to fund mortgage loans is that interest rates might rise between the time the customer locks in the interest rate on the loan and the time the loan is sold. In some instances, the Company will utilize forward contracts on FNMA mortgage-backed securities to reduce the interest rate risk related to its fixed rate origination commitments. It is the Company’s policy to utilize these financial instruments only for the purpose of offsetting or reducing the risk of loss in earnings associated with a defined or quantified exposure. They are purchased from certain broker-dealer counterparties. If the counterparties do not fulfill their obligations, the Company may be exposed to default risk. As the risk of default depends on the creditworthiness of the counterparty, the Company’s policy requires that such transactions may be entered into only with counterparties that are rated A or better (or an equivalent rating) by recognized rating agencies. As a matter of practice, the Company has limited the counterparties to major banks and financial institutions meeting such standards. All interest rate contracts conform to the standard International Swaps and Derivatives Association, Inc. documentation.

     Commercial paper is issued throughout the year primarily to fund receivables associated with the Business Services segment, mortgage loans held-for-sale, participation in RALs and seasonal working capital needs. At April 30, 2002 and April 30, 2001, no commercial paper was outstanding. For fiscal year 2002, the average issuance term was 22 days and average outstandings were $635 million. This compares with 16 days and $764 million for fiscal year 2001. As commercial paper borrowings are seasonal, interest rate risk typically increases through February and declines to zero by fiscal year-end. See “Financial Condition” under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s annual report to security holders for the fiscal year ended April 30, 2002.

     At April 30, 2002, there were no hedges outstanding related to long-term debt. The Company’s long-term debt at April 30, 2002 consists primarily of fixed-rate Senior notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings. See “Long-Term Debt” in the Notes to Consolidated Financial Statements in the Company’s annual report to security holders for the fiscal year ended April 30, 2002.

     The Company’s broker-dealer holds interest bearing receivables from customers, brokers, dealers and clearing organizations which consist primarily of amounts due on margin transactions and are generally short-term in nature. The Company’s broker-dealer funds these short-term assets with short-term variable rate liabilities from customers, brokers and dealers, including stock loan activity. Although there may be differences in the timing of the re-pricing related to these assets and liabilities, the Company believes it is not significantly exposed to interest rate risk in this area. As a result, any change in interest rates would not materially impact the Company’s consolidated pretax earnings.

     Foreign Exchange Rates. The operation of the Company’s subsidiaries in international markets provides exposure to volatile movements in currency exchange rates. The currencies involved are the Canadian dollar, the Australian dollar and the British pound. International tax operations constituted approximately 1.0% of the Company’s fiscal year 2002 consolidated pretax earnings, compared to 1.3% in fiscal 2001. As currency exchange rates change, translation of the financial results of International tax operations into U.S. dollars does not presently materially affect, and has not historically materially affected, the consolidated financial results of the Company, although such changes do affect the year-to-year comparability of the operating results of the international businesses.

     The Company translates revenues and expenses related to its international operations at the average of exchange rates in effect during the period. The sensitivity analysis of fluctuation in foreign currency exchange rates compares the U.S. dollar variance in using the actual exchange rates and using rates that have been adversely adjusted by 10%. The Company estimates that a 10% change in foreign exchange rates by itself would impact reported pretax earnings from continuing operations by approximately $806,000. Such impact represents approximately 11.4% of the pretax earnings of International tax operations for fiscal year 2002 and approximately .11% of the Company’s pretax earnings for such year. In fiscal 2001, a 10% change in exchange rates would have impacted fiscal 2001 pretax earnings by approximately $731,000 or 12.3% of International tax operations pretax earnings and .15% of the Company’s pretax earnings.

Trading

     The Company’s trading portfolio is effected by changes in market rates/prices. The risk is the loss of earnings arising from adverse changes in the value of the trading portfolio. The Company’s broker-dealer holds the trading portfolio at quoted market prices and such portfolio represents .7% of the Company’s total assets. The market value of the Company’s trading portfolio at April 30, 2002 was approximately $28.4 million. The impact of a 10% change in the market value of these investments would be approximately $2.8 million, or about .4% of consolidated pretax earnings. With respect to its fixed-income securities portfolio, the Company manages its market price risk exposure by limiting concentration risk, maintaining minimum credit quality and limiting inventory to anticipated retail demand and current market conditions.

Item 8. Financial Statements and Supplementary Data.

     The information called for by this item and listed at Item 14(a) 1 is contained in the Company’s annual report to security holders for the fiscal year ended April 30, 2002, and is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information called for by this item with respect to directors of the Company and with respect to compliance with Section 16(a) of the Securities Exchange Act is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Company’s definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2002, and in Item 4a “Executive Officers of the Registrant” in this report, and is incorporated herein by reference.

Item 11. Executive Compensation.

     The information called for by this item is contained in the Company’s definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2002, in the sections entitled “Directors’ Meetings, Compensation and Committees” and “Compensation of Executive Officers,” and is incorporated herein by reference, except that information contained in the section entitled “Compensation of Executive Officers” under the subtitles “Performance Graph” and “Compensation Committee Report on Executive Compensation” is not incorporated herein by reference and is not to be deemed “filed” as part of this filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information called for by this item is contained in the Company’s definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2002, in the section titled

“Election of Directors,” in the section titled “Information Regarding Security Holders,” and in the section entitled “ITEM 2 ON FORM OF PROXY Approvals of the 2003 Long-Term Executive Compensation Plan and an Amendment to the 1993 Long-Term Executive Compensation Plan,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     None.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1.	Financial Statements

The following consolidated financial statements of H&R Block, Inc., and subsidiaries are incorporated by reference from the Company’s annual report to security holders for the fiscal year ended April 30, 2002:

2.	Financial Statement Schedules

Report of PricewaterhouseCoopers LLP, Certified Public Accountants on Financial Statement Schedule for H&R Block, Inc.

Schedule II — Valuation and Qualifying Accounts

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the financial statements or notes thereto.

3.	Exhibits

3.1	Restated Articles of Incorporation of H&R Block, Inc., as amended, filed as Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, are incorporated herein by reference.

3.2	Certificate of Amendment of Articles of Incorporation effective October 15, 2001, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.

3.3	Amended and Restated Bylaws of H&R Block, Inc., as amended, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 1999, file number 1-6089, are incorporated herein by reference.

4.1	Indenture dated as of October 20, 1997, among H&R Block, Inc., Block Financial Corporation and Bankers Trust Company, as Trustee, filed as Exhibit 4(a) to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 1997, file number 1-6089, is incorporated herein by reference.

4.2	First Supplemental Indenture, dated as of April 18, 2000, among H&R Block, Inc., Block Financial Corporation, Bankers Trust Company and the Bank of New York, filed as Exhibit 4(a) to the Company’s current report on Form 8-K dated April 13, 2000, file number 1-6089, is incorporated herein by reference.

4.3	Form of 6 3/4% Senior Note due 2004 of Block Financial Corporation, filed on October 23, 1997 as Exhibit 2.2 to the Company’s current report on Form 8-K, file number 1-6089, is incorporated herein by reference.

4.4	Form of 8 1/2% Senior Note due 2007 of Block Financial Corporation, filed as Exhibit 4(b) to the Company’s current report on Form 8-K dated April 13, 2000, file number 1-6089, is incorporated herein by reference.

4.5	Copy of Rights Agreement dated March 25, 1998, between H&R Block, Inc. and ChaseMellon Shareholder Services, L.L.C., filed on July 22, 1998 as Exhibit 1 to the Company’s Registration Statement on Form 8-A, file number 1-6089, is incorporated herein by reference.

4.6	Form of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(e) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated by reference.

4.7	Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(j) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1998, file number 1-6089, is incorporated by reference.

4.8	Form of Certificate of Designation, Preferences and Rights of Delayed Convertible Preferred Stock of H&R Block, Inc., filed as Exhibit 4(f) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated by reference.

10.1	The Company’s 1993 Long-Term Executive Compensation Plan, as amended August 1, 2001, filed as Exhibit 10.1 to the Company’s quarterly report on Form

10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.

10.2	The H&R Block Deferred Compensation Plan for Directors, as Amended and Restated effective July 1, 2002.

10.3	The H&R Block Deferred Compensation Plan for Executives, as Amended and Restated July 1, 2002.

10.4	The H&R Block Short-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-6089, is incorporated herein by reference.

10.5	The Company’s 1989 Stock Option Plan for Outside Directors, as amended September 12, 2001, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.

10.6	The H&R Block Stock Plan for Non-Employee Directors, as amended August 1, 2001, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.

10.7	The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended August 1, 2001, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.

10.8	The H&R Block, Inc. Executive Survivor Plan (as Amended and Restated) filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-6089, is incorporated herein by reference.

10.9	First Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated)

10.10	Employment Agreement dated October 11, 1996, between the Company and Frank L. Salizzoni, filed as Exhibit 10(b) to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 1996, file number 1-6089, is incorporated herein by reference.

10.11	Employment Agreement dated July 16, 1998, between the Company and Mark A. Ernst, filed as Exhibit 10(a) to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 1998, file number 1-6089, is incorporated herein by reference.

10.12	Amendment to Employment Agreement dated June 30, 2000, between HRB Management, Inc. and Mark A. Ernst, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2000, file number 1-6089, is incorporated herein by reference.

10.13	Employment Agreement dated as of November 1, 2001, between H&R Block Services, Inc, and Thomas L. Zimmerman, filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2002, file number 1-6089, is incorporated herein by reference.

10.14	Employment Agreement dated September 7, 1999, between HRB Management, Inc. and Jeffery W. Yabuki, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2000, file number 1-6089, is incorporated herein by reference.

10.15	Employment Agreement dated January 26, 2000, between HRB Management, Inc. and Frank J. Cotroneo, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2000, file number 1-6089, is incorporated herein by reference.

10.16	Employment Agreement dated as of October 8, 2001, between HRB Management, Inc. and Jeffrey Brandmaier, filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.

10.17	Employment Agreement between HRB Management, Inc. and David F. Byers, fully executed as of February 1, 2002, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2002, file number 1-6089, is incorporated herein by reference.

10.18	Employment Agreement between Option One Mortgage Corporation and Robert E. Dubrish, executed on February 9, 2002, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2002, file number 1-6089, is incorporated herein by reference.

10.19	Employment Agreement dated as of November 5, 2001, between H&R Block Financial Advisors, Inc. and Brian L. Nygaard, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2002, file number 1-6089, is incorporated herein by reference.

10.20	Employment Agreement dated as of January 28, 2002, between HRB Management, Inc. and Stephanie R. Otto, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2002, file number 1-6089, is incorporated herein by reference.

10.21	Employment Agreement dated as of September 12, 2001 between HRB Management, Inc. and James H. Ingraham, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2002, file number 1-6089, is incorporated herein by reference.

10.22	Senior Managing Director Agreement dated August 2, 1999, between RSM McGladrey, Inc. and Thomas G. Rotherham, filed as Exhibit 10.23 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2001, file number 1-6089, is incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2002.

13	That portion of the annual report to security holders for the fiscal year ended April 30, 2002 which is expressly incorporated by reference in this filing. Portions of such annual report to security holders not expressly incorporated by this reference in this filing are not deemed “filed” with the Commission.

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP, Certified Public Accountants.

(b)	Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of the year ended April 30, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

June 12, 2002	By /s/ Mark A. Ernst Mark A. Ernst President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Mark A. Ernst Mark A. Ernst	President, Chief Executive Officer and Director (principal executive officer)

/s/ G. Kenneth Baum G. Kenneth Baum	Director

/s/ Thomas M. Bloch Thomas M. Bloch	Director

/s/ Donna R. Ecton Donna R. Ecton	Director

/s/ Henry F. Frigon Henry F. Frigon	Director

Roger W. Hale	Director

/s/ Frank L. Salizzoni Frank L. Salizzoni	Director

/s/ Tom D. Seip Tom D. Seip	Director

/s/ Louis W. Smith Louis W. Smith	Director

/s/ Rayford Wilkins, Jr. Rayford Wilkins, Jr.	Director

(Signed as to each on June 12, 2002)

/s/ Frank J. Cotroneo Frank J. Cotroneo	Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ Cheryl L. Givens Cheryl L. Givens	Vice President and Corporate Controller (principal accounting officer)

(Signed as to each on June 12, 2002)

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors of
H&R Block, Inc.:

Our audits of the consolidated financial statements referred to in our report dated June 11, 2002 appearing in the 2002 Annual Report to Shareholders of H&R Block, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Kansas City, Missouri
June 11, 2002

H&R BLOCK, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED APRIL 30, 2002, 2001 AND 2000

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other	Deductions	Balance at End of Period

Allowance for Doubtful Accounts -
deducted from accounts receivable
in the balance sheet

2002	$48,817,000	$76,804,000	—	$59,779,000	$65,842,000

2001	$50,361,000	$84,422,000	—	$85,966,000	$48,817,000

2000	$61,872,000	$51,719,000	—	$63,230,000	$50,361,000