Form 10-Q
period 2002-07-31
H&R BLOCK INC
filed 2002-09-13
CIK 12659

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

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

Yes     No  _____

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on August 31, 2002 was 180,688,747 shares.

PART I Financial Information
Consolidated Balance Sheets July 31, 2002 and April 30, 2002
Consolidated Statements of Operations Three Months Ended July 13, 2002 and 2001
Consolidated Statements of Cash Flows Three Months Ended July 31, 2002 and 2001
Notes to Consolidated Financial Statements
Management’s Discussion and Analysis of Results of Operations and Financial Condition
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II OTHER INFORMATION
SIGNATURES
FINANCIAL STATEMENT CERTIFICATION
EX-10.1 Amendment to Employment Agreement
EX-99.1 Certification by Chief Executive Officer
EX-99.2 Certification by Chief Financial Officer

SIGNATURES	39
FINANCIAL STATEMENT CERTIFICATION	40

H&R BLOCK, INC.
CONSOLIDATED BALANCE SHEETS
Amounts in thousands, except share amounts

	July 31,	April 30,
	2002	2002

ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$377,992	$436,145
Cash and cash equivalents — restricted	242,260	152,173
Marketable securities — trading	24,507	28,370
Receivables from customers, brokers, dealers and clearing organizations, less allowance for doubtful accounts of $1,722 and $1,785	680,364	844,538
Receivables, less allowance for doubtful accounts of $64,024 and $64,057	310,227	368,345
Prepaid expenses and other current assets	302,802	415,572

TOTAL CURRENT ASSETS	1,938,152	2,245,143
INVESTMENTS AND OTHER ASSETS
Investments in available-for-sale marketable securities	17,878	15,260
Residual interests in securitizations	397,775	365,371
Intangible assets	370,729	383,085
Goodwill	706,637	723,856
Property and equipment, at cost less accumulated depreciation and amortization of $422,735 and $410,885	277,865	286,500
Other	216,686	211,576

	$3,925,722	$4,230,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$156,492	$—
Accounts payable to customers, brokers and dealers	840,966	903,201
Accounts payable, accrued expenses and deposits	261,503	410,622
Accrued salaries, wages and payroll taxes	114,093	253,401
Accrued taxes on earnings	167,868	252,822
Current portion of long-term debt	60,793	59,656

TOTAL CURRENT LIABILITIES	1,601,715	1,879,702
LONG-TERM DEBT	868,702	868,387
OTHER NONCURRENT LIABILITIES	109,243	113,282
STOCKHOLDERS’ EQUITY
Common stock, no par, stated value $.01 per share	2,179	2,179
Additional paid-in capital	471,493	468,052
Accumulated other comprehensive income	77,360	44,128
Retained earnings	1,729,154	1,767,702
Less cost of 36,986,522 and 36,819,739 shares of common stock in treasury	(934,124)	(912,641)

TOTAL STOCKHOLDERS’ EQUITY	1,346,062	1,369,420

	$3,925,722	$4,230,791

See Notes to Consolidated Financial Statements

H&R BLOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited, amounts in thousands, except per share amounts

	Three Months Ended

	July 31,

	2002	2001

Revenues
Service revenues	$190,569	$167,971
Gain on sale of mortgage loans	145,008	96,234
Interest income	78,220	44,220
Product sales	15,412	10,757
Royalties	1,201	1,557
Other	956	8,242

	431,366	328,981

Operating expenses
Employee compensation and benefits	210,188	176,029
Occupancy and equipment	64,862	59,679
Operating interest	3,646	9,483
Other interest	18,628	20,322
Depreciation and amortization	35,573	34,599
Marketing and advertising	9,186	6,471
Supplies, freight and postage	8,466	6,573
Bad debt	7,993	10,836
Impairment of goodwill	18,000	—
Other	72,221	58,008

	448,763	382,000

Operating loss	(17,397)	(53,019)
Other income
Investment income, net	1,084	1,118
Other, net	407	163

	1,491	1,281

Loss before income taxes	(15,906)	(51,738)
Income tax benefit	(6,362)	(20,954)

Net loss	$(9,544)	$(30,784)

Basic and diluted net loss per share	$(.05)	$(.17)

Basic and diluted shares outstanding	181,209	183,859

Dividends per share	$.16	$.15

See Notes to Consolidated Financial Statements

H&R BLOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, amounts in thousands

	Three Months Ended

	July 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(9,544)	$(30,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,573	34,599
Provision for bad debt	7,993	10,836
Accretion of acquisition liabilities	2,851	3,585
Accretion of residual interests in securitizations	(38,761)	(7,505)
Adjustments to fair value of residual interests in securitizations	20,430	8,814
Impairment of goodwill	18,000	—
Changes in:
Cash and cash equivalents — restricted	(90,087)	68,101
Receivable from customers, brokers, dealers and clearing org.	164,007	48,535
Receivables	50,166	(48,808)
Marketable securities — trading	3,800	3,635
Prepaid expenses and other current assets	92,648	16,476
Accounts payable to customers, brokers and dealers	(62,235)	(50,682)
Accounts payable, accrued expenses and deposits	(147,789)	(112,517)
Accrued salaries, wages and payroll taxes	(139,308)	(122,958)
Accrued taxes on earnings	(84,954)	(79,670)
Other, net	(4,105)	(2,260)

Net cash used in operating activities	(181,315)	(260,603)

Cash flows from investing activities:
Purchases of available-for-sale securities	(7,146)	(607)
Maturities of available-for-sale securities	46,269	23,686
Purchases of property and equipment, net	(16,331)	(13,776)
Payments made for business acquisitions, net of cash acquired	(75)	(2,084)
Other, net	(2,437)	(1,825)

Net cash provided by investing activities	20,280	5,394

Cash flows from financing activities:
Repayments of notes payable	(1,962,998)	(1,136,895)
Proceeds from issuance of notes payable	2,119,490	1,510,230
Payments on acquisition debt	(22)	(1,769)
Dividends paid	(29,004)	(27,660)
Payments to acquire treasury shares	(37,108)	(67,583)
Proceeds from issuance of common stock	13,214	26,915
Other, net	(690)	109

Net cash provided by financing activities	102,882	303,347

Net increase (decrease) in cash and cash equivalents	(58,153)	48,138
Cash and cash equivalents at beginning of the period	436,145	187,616

Cash and cash equivalents at end of the period	$377,992	$235,754

Supplemental cash flow disclosures:
Income taxes paid	$82,386	$68,776
Interest paid	13,179	19,844

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited, dollars in thousands, except share data

1.	The Consolidated Balance Sheet as of July 31, 2002, the Consolidated Statements of Operations for the three months ended July 31, 2002 and 2001, and the Consolidated Statements of Cash Flows for the three months ended July 31, 2002 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2002 and for all periods presented have been made.

Reclassifications have been made to prior periods to conform with the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2002 Annual Report to Shareholders on Form 10-K.

Operating revenues of the U.S. Tax Operations and Business Services segments are seasonal in nature with peak revenues occurring in the months of January through April. Thus, the three-month results are not indicative of results to be expected for the year.

2.	The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

3.	On June 20, 2001, the Company’s Board of Directors declared a two-for-one split of its common stock in the form of a 100% stock distribution effective August 1, 2001, to shareholders of record as of the close of business on July 10, 2001. All share and per share amounts have been adjusted to reflect the retroactive effect of the stock split.

Basic net earnings (loss) per share is computed using the weighted average shares outstanding during each period. Diluted net earnings (loss) per share excludes the impact of shares issuable upon the exercise of common stock options of 20,896,800 and 24,642,800 shares for the three months ended July 31, 2002 and 2001, respectively, and the conversion of 1,216 shares of preferred stock to common stock, as they are antidilutive.

The weighted average shares outstanding for the three months ended July 31, 2002 decreased to 181,209,000 from 183,859,000 last year, due to the purchase of treasury shares by the Company. The effect of these repurchases was partially reduced by the issuance of treasury shares for stock option exercises.

During the three months ended July 31, 2002 and 2001, the Company issued 556,511 and 1,528,611 shares of common stock, respectively, pursuant to provisions for exercise of stock options under its stock option plans. During the three months ended July 31, 2002, the

Company acquired 796,900 shares of its common stock at an aggregate cost of $37,108. During the three months ended July 31, 2001, the Company acquired 2,037,400 shares of its common stock at an aggregate cost of $67,583.

4.	The Company’s comprehensive income is comprised of net earnings (loss), foreign currency translation adjustments and the change in the net unrealized gain (loss) on marketable securities. The components of comprehensive income (loss) during the three months ended July 31, 2002 and 2001 were:

	Three months ended

	July 31,

	2002	2001

Net loss	$(9,544)	$(30,784)
Change in net unrealized gain (loss) on marketable securities	33,750	(1,711)
Change in foreign currency translation adjustments	(518)	824

Comprehensive income (loss)	$23,688	$(31,671)

5.	Receivables consist of the following:

	July 31,	April 30,

	2002	2002

	(Unaudited)	(Audited)

Business Services accounts receivable	$158,593	$177,321
Mortgage loans held for sale	92,083	71,855
Loans to franchisees	31,607	31,055
Participation in refund anticipation loans	23,623	33,530
Software receivables	2,149	34,679
Other	66,196	83,962

	374,251	432,402
Allowance for doubtful accounts	64,024	64,057

	$310,227	$368,345

6.	Intangible assets consist of the following:

	July 31, 2002		April 30, 2002

	Gross		Gross

	Carrying	Accumulated	Carrying	Accumulated

	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer relationships	$409,830	$(113,279)	$409,814	$(102,689)
Noncompete agreements	26,311	(4,256)	26,387	(3,624)
Trade name	1,451	(97)	2,428	—
Unamortized intangible assets:
Trade name	55,637	(4,868)	55,637	(4,868)

Total intangible assets	$493,229	$(122,500)	$494,266	$(111,181)

Amortization of intangible assets for the three months ended July 31, 2002 was $11,319. Estimated amortization of intangible assets for fiscal years 2003, 2004, 2005, 2006 and 2007 is $44,365, $44,061, $43,712, $43,083 and $40,181, respectively.

Changes in the carrying amount of goodwill for the three months ended July 31, 2002, are as follows by segment:

	April 30,				July 31,

	2002	Acquisitions		Other	2002

U.S. Tax Operations	$128,745	$	107	$—	$128,852
International Tax Operations	5,287		—	(161)	5,126
Mortgage Operations	152,467		—	—	152,467
Investment Services	169,732		—	(18,000)	151,732
Business Services	267,625		—	835	268,460

Total goodwill	$723,856	$	107	$(17,326)	$706,637

The Company tests goodwill for impairment annually, on February 1st, or more frequently whenever events occur or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to unsettled market conditions in the investment industry, and particularly in light of the severe decline of comparable business valuations in July 2002, management determined that an impairment loss may have occurred and subsequently proceeded to evaluate the fair value of goodwill related to the Investment Services segment as of July 31, 2002 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).

The Company engaged an independent valuation firm to perform step one of the goodwill impairment test required by SFAS 142. Based on their valuation, step one indicated the fair value of the Investment Services segment was $18,000 below its recorded carrying value. As step one indicated a fair value below the carrying value, step two must be performed to determine the amount of goodwill impairment, if any. Step two has not been completed as of the filing of the Form 10-Q for the quarter ended July 31, 2002 and will be completed in the second quarter. The $18,000 recorded in the first quarter of fiscal year 2003 reflects management’s best estimate of the potential goodwill impairment as of July 31, 2002. After the completion of step two, any change in the estimated amount of impairment will be recorded in the second quarter of fiscal 2003. This impairment charge is included as a separate line item in the consolidated statement of operations for the three months ended July 31, 2002 and is included in the Investment Services segment where applicable.

7.	Activity related to residual interests in securitizations for the three months ended July 31, 2002 and 2001 and the twelve months ended April 30, 2002 consists of the following:

	July 31, 2002	July 31, 2001	April 30, 2002

Balance, beginning of year	$365,371	$238,600	$238,600
Additions	617	—	26,057
Cash received	(41,309)	(3,185)	(67,070)
Accretion	38,761	7,505	50,583
Adjustments to fair value	(20,430)	(8,814)	(30,987)
Change in unrealized holding gain (loss):
Gross unrealized holding gains (losses)
arising during the period	77,850	(123)	151,141
Less: Realized (gains) losses	(23,085)	—	(2,953)

Balance, end of period	$397,775	$233,983	$365,371

These residual interests are classified as available for sale securities. Gross unrealized gains on residual interests at July 31, 2002 and April 30, 2002 were $193,653 and $139,492, respectively. The gross unrealized gains are recorded net of deferred taxes in other comprehensive income.

Mortgage servicing rights (MSRs) are included in other assets on the consolidated balance sheet. The fair value of MSRs at July 31, 2002 and April 30, 2002 was $90,589 and $81,893, respectively. Additions to and amortization of MSRs for the three months ended July 31, 2002 were $18,185 and $9,489, respectively.

The key assumptions the Company utilizes to estimate the cash flows of the residual interests and MSRs are as follows:

Estimated annual prepayments	23% to 90%
Estimated annual credit losses	1.1% to 5.5%
Discount rate — residual interests	12% to 37%
Discount rate — MSRs	12.8%

Cross-collateralized residual interests are the original residual interest from a securitization, while NIM residuals are the residual interests resulting from a net interest margin (NIM) transaction. At July 31, 2002, the sensitivities of the current fair value of the residuals and MSRs to 10% and 20% adverse changes in the above key assumptions are as follows:

	Residential Mortgage Loans

	Cross-	NIM	Servicing
	Collateralized	Residuals	Asset

Carrying amount/fair value of residuals	$55,078	$342,697	$90,589
Weighted average life (in years)	6.7	1.9	1.7
Annual prepayments (including defaults):
Adverse 10% — $ impact on fair value	$(375)	$(12,794)	$(13,876)
Adverse 20% — $ impact on fair value	(950)	(20,533)	(28,006)
Annual credit losses:
Adverse 10% — $ impact on fair value	$(949)	$(24,249)	Not applicable
Adverse 20% — $ impact on fair value	(1,896)	(47,214)	Not applicable
Discount rate:
Adverse 10% — $ impact on fair value	$(3,221)	$(9,503)	$(1,535)
Adverse 20% — $ impact on fair value	(6,197)	(17,436)	(3,021)
Variable interest rates:
Adverse 10% — $ impact on fair value	$140	$(29,060)	Not applicable
Adverse 20% — $ impact on fair value	256	(54,648)	Not applicable

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in this table, the effect of a variation of a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; it is likely that changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

8.	In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This statement supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS 121), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The adoption of SFAS 144 on May 1, 2002 had no material effect on the consolidated financial statements.

9.	On February 1, 2002 the Company adopted Emerging Issues Task Force Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF 01-9). EITF 01-9 addresses sales incentives such as discounts, coupons or rebates offered to customers of retailers or other distributors and the income statement classifications of these items. Based on EITF 01-9, these items are recorded as a reduction of revenues. The Company has historically recorded these items as expenses in its

U.S. and International Tax Operations segments. The adoption of EITF 01-9 had no impact on net earnings. Revenues and expenses were reduced by $521 for the quarter ended July 31, 2001.

10.	On February 1, 2002 the Company adopted Emerging Issues Task Force Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14). EITF 01-14 establishes requirements that must be met to record out-of-pocket expenses as either net in revenues or as expenses. The Company has out-of-pocket expenses associated with its Business Services segment and has historically recorded them net in revenues. Based on EITF 01-14, the Company now records these as gross revenues and expenses. There is no impact on net earnings as a result of the adoption of EITF 01-14. Revenues and expenses were increased by $5,377 for the quarter ended July 31, 2001.

11.	Information concerning the Company’s operations by reportable operating segments for the three months ended July 31, 2002 and 2001 is as follows:

	Three months ended

	July 31,

	2002	2001

Revenues:
U.S. Tax Operations	$23,286	$19,493
International Tax Operations	4,283	4,797
Mortgage Operations	250,306	148,325
Investment Services	58,663	68,925
Business Services	95,314	85,359
Corporate Operations	(486)	2,082

	$431,366	$328,981

Earnings (loss) from:
U.S. Tax Operations	$(94,030)	$(81,168)
International Tax Operations	(6,451)	(5,653)
Mortgage Operations	147,085	66,779
Investment Services	(32,797)	(6,098)
Business Services	(4,273)	(2,171)
Corporate Operations	(10,829)	(5,439)
Interest expense — acquisition debt	(18,773)	(21,398)

	(20,068)	(55,148)
Investment income, net	1,084	1,118
Intercompany interest	3,078	2,292

Loss before income tax benefit	$(15,906)	$(51,738)

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

Condensed Consolidating Statements of Operations

	Three months ended July 31, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$310,903	$120,566	$(103)	$431,366

Expenses:
Compensation & benefits	—	91,385	118,571	232	210,188
Occupancy & equipment	—	14,163	50,699	—	64,862
Interest	—	17,726	4,548	—	22,274
Depreciation & amortization	—	18,471	17,102	—	35,573
Marketing & advertising	—	4,523	4,817	(154)	9,186
Supplies, freight & postage	—	3,897	4,569	—	8,466
Impairment of goodwill	—	18,000	—	—	18,000
Other	—	53,723	26,827	(336)	80,214

	—	221,888	227,133	(258)	448,763

Operating earnings (loss)	—	89,015	(106,567)	155	(17,397)
Other income, net	(15,906)	—	1,491	15,906	1,491

Earnings (loss) before income taxes (benefit)	(15,906)	89,015	(105,076)	16,061	(15,906)
Income taxes (benefit)	(6,362)	44,265	(50,688)	6,423	(6,362)

Net earnings (loss)	$(9,544)	$44,750	$(54,388)	$9,638	$(9,544)

	Three months ended July 31, 2001

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$220,038	$108,996	$(53)	$328,981

Expenses:
Compensation & benefits	—	76,581	99,448	—	176,029
Occupancy & equipment	—	14,677	45,002	—	59,679
Interest	—	28,827	978	—	29,805
Depreciation & amortization	—	16,822	17,777	—	34,599
Marketing & advertising	—	3,251	3,321	(101)	6,471
Supplies, freight & postage	—	4,607	1,966	—	6,573
Other	—	41,616	27,281	(53)	68,844

	—	186,381	195,773	(154)	382,000

Operating earnings (loss)	—	33,657	(86,777)	101	(53,019)
Other income, net	(51,738)	—	1,281	51,738	1,281

Earnings (loss) before income taxes (benefit)	(51,738)	33,657	(85,496)	51,839	(51,738)
Income taxes (benefit)	(20,954)	14,809	(35,804)	20,995	(20,954)

Net earnings (loss)	$(30,784)	$18,848	$(49,692)	$30,844	$(30,784)

Condensed Consolidating Balance Sheets

	July 31, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$252,720	$125,272	$—	$377,992
Cash & equivalents-restricted	—	226,500	15,760	—	242,260
Receivables from customers, brokers and dealers	—	680,364	—	—	680,364
Receivables	615	142,137	167,475	—	310,227
Intangible assets and goodwill	—	519,066	558,300	—	1,077,366
Investments in subsidiaries	2,997,624	215	1,771	(2,997,624)	1,986
Other assets	—	1,058,490	176,553	484	1,235,527

Total assets	$2,998,239	$2,879,492	$1,045,131	$(2,997,140)	$3,925,722

Notes payable	$—	$156,492	$—	$—	$156,492
Accts. payable to customers, brokers and dealers	—	840,966	—	—	840,966
Long-term debt	—	747,063	121,639	—	868,702
Other liabilities	4,014	349,618	360,929	(1,061)	713,500
Net intercompany advances	1,648,163	175,342	(1,824,896)	1,391	—
Stockholders’ equity	1,346,062	610,011	2,387,459	(2,997,470)	1,346,062

Total liabilities and stockholders’ equity	$2,998,239	$2,879,492	$1,045,131	$(2,997,140)	$3,925,722

	April 30, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$197,959	$238,186	$—	$436,145
Cash & equivalents-restricted	—	140,180	11,993	—	152,173
Receivables from customers, brokers and dealers	—	844,538	—	—	844,538
Receivables	151	157,747	210,447	—	368,345
Intangible assets and goodwill	—	544,391	562,550	—	1,106,941
Investments in subsidiaries	2,973,936	215	1,609	(2,973,936)	1,824
Other assets	—	1,006,531	314,381	(87)	1,320,825

Total assets	$2,974,087	$2,891,561	$1,339,166	$(2,974,023)	$4,230,791

Accts. payable to customers, brokers and dealers	$—	$903,201	$—	$—	$903,201
Long-term debt	—	746,900	121,487	—	868,387
Other liabilities	6,032	335,687	748,347	(283)	1,089,783
Net intercompany advances	1,598,635	373,975	(1,972,935)	325	—
Stockholders’ equity	1,369,420	531,798	2,442,267	(2,974,065)	1,369,420

Total liabilities and stockholders’ equity	$2,974,087	$2,891,561	$1,339,166	$(2,974,023)	$4,230,791

Condensed Consolidating Statements of Cash Flows

	Three months ended July 31, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$3,370	$65,444	$(250,129)	$—	$(181,315)

Cash flows from investing:
Purchase of AFS securities	—	—	(7,146)	—	(7,146)
Maturities of AFS securities	—	41,309	4,960	—	46,269
Purchase property & equipment	—	(9,851)	(6,480)	—	(16,331)
Payments for business acq.	—	—	(75)	—	(75)
Net intercompany advances	49,528	(198,633)	149,105	—	—
Other, net	—	—	(2,437)	—	(2,437)

Net cash provided by (used in) investing activities	49,528	(167,175)	137,927	—	20,280

Cash flows from financing:
Repayments of notes payable	—	(1,962,998)	—	—	(1,962,998)
Proceeds from notes payable	—	2,119,490	—	—	2,119,490
Payments on acquisition debt	—	—	(22)	—	(22)
Dividends paid	(29,004)	—	—	—	(29,004)
Payments to acquire treasury shares	(37,108)	—	—	—	(37,108)
Proceeds from issuance of common stock	13,214	—	—	—	13,214
Other, net	—	—	(690)	—	(690)

Net cash provided by (used in) financing activities	(52,898)	156,492	(712)	—	102,882

Net increase (decrease) in cash	—	54,761	(112,914)	—	(58,153)
Cash — beginning of period	—	197,959	238,186	—	436,145

Cash — end of period	$—	$252,720	$125,272	$—	$377,992

	Three months ended July 31, 2001

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities	$7,670	$(38,433)	$(229,840)	$—	$(260,603)

Cash flows from investing:
Purchase of AFS securities	—	—	(607)	—	(607)
Maturities of AFS securities	—	3,185	20,501	—	23,686
Purchase property & equipment	—	(9,114)	(4,662)	—	(13,776)
Payments for business acq.	—	—	(2,084)	—	(2,084)
Net intercompany advances	60,658	(259,772)	199,114	—	—
Other, net	—	—	(1,825)	—	(1,825)

Net cash provided by (used in) investing activities	60,658	(265,701)	210,437	—	5,394

Cash flows from financing:
Repayments of notes payable	—	(1,136,895)	—	—	(1,136,895)
Proceeds from notes payable	—	1,510,230	—	—	1,510,230
Payments on acquisition debt	—	—	(1,769)	—	(1,769)
Dividends paid	(27,660)	—	—	—	(27,660)
Payments to acquire treasury shares	(67,583)	—	—	—	(67,583)
Proceeds from issuance of common stock	26,915	—	—	—	26,915
Other, net	—	—	109	—	109

Net cash provided by (used in) financing activities	(68,328)	373,335	(1,660)	—	303,347

Net increase (decrease) in cash	—	69,201	(21,063)	—	48,138
Cash — beginning of period	—	82,942	104,674	—	187,616

Cash — end of period	$—	$152,143	$83,611	$—	$235,754

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

H&R Block, Inc. is a diversified company with subsidiaries that deliver tax services and financial advice, investment and mortgage products and services, and business, accounting and consulting services. For nearly 50 years, the Company has been developing relationships with millions of tax clients and its strategy is to expand on these relationships.

H&R Block’s Mission:

To help our clients achieve their financial objectives
by serving as their tax and financial partner.

H&R Block’s Vision:

To be the world’s leading provider of financial services
through tax and accounting based advisory relationships.

Overview of Reportable Operating Segments

The principal business activity of the Company’s operating subsidiaries is providing tax and financial services to the general public. The Company does business in the following reportable operating segments:

U.S. Tax Operations: This segment primarily consists of the Company’s tax businesses — which served 17.1 million taxpayers in its retail tax offices in fiscal year 2002, more than any other tax services company.

International Tax Operations: This segment is primarily engaged in providing local tax return preparation, filing and related services in Canada, Australia and the United Kingdom.

Mortgage Operations: This segment is primarily engaged in the origination, servicing, and sale of a broad range of mortgage products.

Investment Services: This segment is primarily engaged in offering investment advice and related financial services and securities products.

Business Services: This segment is primarily engaged in providing accounting, tax, consulting, payroll, employee benefits and capital markets services to business clients and tax, estate planning, financial planning, wealth management and insurance services to individuals.

RESULTS OF OPERATIONS

The analysis that follows should be read in conjunction with the tables below and the Consolidated Statements of Operations found on page 2. All amounts in the following tables are in thousands, except as noted.

Consolidated H&R Block, Inc.

Consolidated H&R Block, Inc.

	Three months ended

	July 31,	July 31,	April 30,

	2002	2001	2002

Revenues	$431,366	$328,981	$1,881,327

Pretax earnings (loss)	(15,906)	(51,738)	765,881
Net earnings (loss)	$(9,544)	$(30,784)	$463,584

Basic net earnings (loss) per share	$(.05)	$(.17)	$2.54

Diluted net earnings (loss) per share	$(.05)	$(.17)	$2.46

Three months ended July 31, 2002 compared to July 31, 2001

Consolidated revenues for the three months ended July 31, 2002 increased 31.1% primarily due to the Mortgage Operations segment, which increased revenues by $102.0 million over the prior year. Also contributing to the improvement were Business Services and U.S. Tax Operations, with increases of $10.0 million and $3.8 million, respectively. These increases were partially offset by the decline in revenues from Investment Services of $10.3 million.

The Company reported a pretax loss of $15.9 million for the first quarter of fiscal 2003 compared to a loss of $51.7 million in the prior year. The increase over the prior year is due almost entirely to the Mortgage Operations segment. Mortgage Operations reported earnings of $147.1 million, an $80.3 million improvement over last year. Increased losses from Investment Services and U.S. Tax Operations of $26.7 million and $12.9 million, respectively, offset the improvement from Mortgage Operations.

The effective income tax rate for the first quarter of fiscal year 2003 was 40.0%, compared to 40.5% and 39.4% for the first quarter and full fiscal year 2002, respectively. The increase in the effective income tax rate over the full fiscal year 2002 is primarily the result of the non-deductible goodwill impairment charge recorded in the first quarter of fiscal year 2003. The full fiscal year 2002 effective tax rate of 39.4% was lower than the 40.5% effective tax rate recorded in the first quarter of fiscal year 2002 primarily due to fourth quarter earnings in fiscal 2002 exceeding the estimate on which the first quarter of fiscal 2002’s effective tax rate was based.

The Company’s net loss was $9.5 million, or $.05 per basic and diluted share compared to a loss of $30.8 million, or $.17 per basic and diluted share in the first quarter of fiscal 2002.

The Company’s performance as measured by earnings before interest (including interest expense on acquisition debt, investment income and interest allocated to operating business units), taxes, depreciation and amortization (EBITDA) improved $52.9 million to $53.8 million compared to $0.8 million in the prior year’s first quarter. Management utilizes EBITDA to evaluate the performance of its operating segments as an approximate measure of cash flow generation. The

Company’s operations have not historically been capital intensive, and EBITDA also removes the effects of purchase accounting. The calculation of EBITDA may not be comparable to the calculation of EBITDA by other companies and it is a non-GAAP financial measure.

In addition, the Company continues to measure its performance based on the calculation of earnings excluding the after-tax impact of amortization of acquired intangible assets and goodwill impairment. Net earnings, excluding the after-tax impact of these expenses, were $18.6 million, or $.10 per basic and diluted share in the first quarter, compared to a loss of $21.4 million, or $.12 per basic and diluted share in last year’s first quarter. This calculation is a non-GAAP financial measure.

U.S. Tax Operations

This segment is primarily engaged in providing tax return preparation, filing and related services in the United States. Tax-related service revenues include fees from company-owned tax offices and royalties from franchised offices. This segment also includes the Company’s tax preparation software — TaxCut® from H&R Block, other personal productivity software, online tax preparation through a tax professional (whereby the client fills out an online tax organizer and sends it to a tax professional for preparation), online do-it-yourself tax preparation, online professional tax review and online tax advice through the hrblock.com website.

In addition, the Company offers Refund Anticipation Loan (RAL) products to its tax clients through a relationship with Household Bank, f.s.b (Household). The Company buys participation interests in RALs made by Household (49.9% for RALs facilitated at company-owned offices and franchises and 25.0% for RALs facilitated in major franchise offices). Revenue from participation is calculated as the Company’s percentage participation multiplied by the fee that the customer pays Household for the RAL. The fee that the customer pays for the RAL is set by Household and is primarily based on the dollar amount of the RAL.

Due to the seasonal nature of this segment’s business, first quarter results are not indicative of the expected results for the entire fiscal year.

U.S. Tax Operations

	Three months ended

	July 31,	July 31,	April 30,

	2002	2001	2002

Tax preparation and related fees	$11,008	$10,862	$1,078,767
Royalties	916	1,096	119,785
RAL participation fees	277	282	129,515
Software sales	871	773	30,826
Other	10,214	6,480	52,945

Total revenues	23,286	19,493	1,411,838

Compensation and benefits	26,534	23,069	390,030
Occupancy and equipment	37,190	33,126	76,090
Depreciation and amortization	6,138	7,304	16,156
Cost of software sales	353	319	4,056
Bad debt expense	904	881	14,324
Supplies, freight and postage	1,548	1,536	23,399
Other	11,899	8,461	99,168
Allocated corporate and shared costs	32,750	25,965	95,034

Total expenses	117,316	100,661	718,257

Pretax earnings (loss)	$(94,030)	$(81,168)	$693,581

EBITDA	$(83,064)	$(69,242)	$714,703

Three months ended July 31, 2002 compared to July 31, 2001

Tax preparation and related fees increased 1.3% to $11.0 million for the three months ended July 31, 2002 compared to the prior year. The increase is attributable to a 4.0% increase in the average charge, net of discounts, on tax returns prepared. The average charge, net of discounts, for the current year was $144.62 compared to $139.08 earned last year. Tax returns prepared in company-owned offices through July of 89,100 were consistent with the prior year.

Royalties of $916 thousand for the three months ended July 31, 2002 were 16.4% lower than last year due to a decrease in tax returns prepared at franchise offices.

Other revenue of $10.2 million through July 31, 2002 was $3.7 million better than last year primarily due to the recognition of previously deferred revenue from sales of the Peace of Mind warranty service.

Total expenses of $117.3 million were $16.7 million, or 16.6% higher than last year. The increase in expenses was attributable to higher tax preparation wages in proportion to increased revenues and changes in the field organization, an increase in payroll taxes, a 1.0% increase in the number of offices under lease, as well as normal inflationary impacts and higher costs associated with office connectivity. Additionally, expenses related to product development, consulting and legal increased over the prior year. While total expenses have increased over the previous year’s first quarter, these expenses were planned and represent preparations for the upcoming tax season.

The pretax loss of $94.0 million was $12.9 million or 15.9% worse than the same period a year ago.

Due to the seasonal nature of this segment’s business, the three months ended July 31, 2002 are not comparable to the three months ended April 30, 2002.

International Tax Operations

This segment is primarily engaged in providing local tax return preparation, filing and related services in Canada, Australia and the United Kingdom. In addition, Overseas operations include company-owned and franchise offices in eight countries that prepare U.S. tax returns for U.S. citizens living abroad. This segment served 2.3 million taxpayers in fiscal 2002. Tax-related service revenues include fees from company-owned tax offices and royalties from franchised offices.

The Company’s operations in this segment are transacted in the local currencies of the countries in which it operates; therefore, the results can be affected by the translation of local currency results into U.S. dollars. The weakening of the U.S. dollar during the first quarter had the effect of increasing revenues and increasing losses compared to the first quarter of fiscal year 2002.

Due to the seasonal nature of this segment’s business, first quarter results are not indicative of the expected results for the entire fiscal year. The Canadian tax season is from January to April, the Australian tax season is from July to October and the United Kingdom’s tax season is from August to March.

International Tax Operations

	Three months ended

	July 31,	July 31,	April 30,

	2002	2001	2002

Canada	$2,805	$3,222	$47,538
Australia	892	543	1,233
United Kingdom	313	632	3
Overseas	273	400	3,485

Total revenues	4,283	4,797	52,259

Canada	(4,230)	(3,446)	20,500
Australia	(1,579)	(1,650)	(749)
United Kingdom	(138)	(179)	(1,647)
Overseas	(97)	181	1,881
Allocated corporate and shared costs	(407)	(559)	(1,006)

Pretax earnings (loss)	$(6,451)	$(5,653)	$18,979

EBITDA	$(5,760)	$(4,881)	$21,452

Three months ended July 31, 2002 compared to July 31, 2001

International revenues decreased by 10.7% to $4.3 million from $4.8 million last year. The decrease is due to lower revenues in Canada, the United Kingdom and overseas operations, which is partially offset by increases in Australia. The decline in Canadian revenue is driven primarily by lower off-season tax returns prepared. Revenues from Australia operations increased due to an increase in the number of tax returns prepared in the off-season.

The pretax loss increased 14.1% to $6.5 million from $5.7 million in the first quarter last year. The increased loss is primarily from Canadian operations, due to a decline in off-season tax revenue, an increase in bad debt expense, additional legal fees incurred for new business initiatives and the timing of certain facility expenses. The decline from overseas operations is attributable to the return of normal off-season performance in Puerto Rico. The improved performance in Australia is primarily attributed to the increase in revenues. The reduced loss in the United Kingdom is attributed to improved expense management and business restructuring costs incurred in the previous fiscal year.

Due to the seasonal nature of this segment’s business, the three months ended July 31, 2002 are not comparable to the three months ended April 30, 2002.

Mortgage Operations

Through Option One Mortgage Corporation and H&R Block Mortgage Corporation, this segment offers a wide range of home mortgage products. This segment is primarily engaged in the origination, servicing, and sale of nonconforming and conforming mortgage loans. This segment primarily offers a flexible product line to borrowers who are creditworthy but do not meet traditional underwriting criteria, through a network of mortgage brokers. Conforming mortgage loan products, as well as the same flexible product line available through brokers, are offered through some H&R Block Financial Advisors branch offices, H&R Block Mortgage Corporation retail offices and through telemarketing operations.

A primary source of revenue from this segment is the recognition of gains on sales of mortgage loans. This segment also holds residual interests in securitized mortgage loans in which cash flows are received over the life of the loans. The subsequent securitization of these residual interests in the form of a net interest margin transaction (NIM) results in the receipt of a substantial portion of the cash from the residual at the closing of the NIM transaction, rather than over the actual life of the loans.

During the first quarter of fiscal 2003, the Company’s residual interests continued to perform better than expected primarily due to lower interest rates, as well as lower loan losses. The lower rates resulted in a reduction in the interest payments to the bondholders, thereby allowing the bondholders and residual interest holders to receive cash related to principal and interest payments, respectively, earlier than expected in the valuation models. As a result of these items and in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company recorded pretax mark-to-market write-up adjustments which increased the fair value of its residual interests by $77.9 million during the quarter. The write-ups were recorded, net of deferred taxes of $29.7 million, in other comprehensive income and will be accreted into income throughout the remaining life of those residual interests. There were no write-up adjustments in the first quarter of fiscal 2002. Future changes in interest rates or other assumptions could cause additional adjustments to the fair value of the residual interests and would cause changes to the accretion of these residual interests in future periods.

One of the Company’s core strategic objectives is creating a financial partnership with its tax clients through delivery of advice, coupled with the products and services needed to act on that advice. The Company’s initiative to serve the mortgage needs of its tax clients through its retail mortgage operations resulted in 57.8% of all retail loans, and 9.9% of all loans originated during the quarter, coming from H&R Block tax clients, as compared to 36.5% and 6.2%, respectively, in the same period last year.

Management utilizes operating profit margin to evaluate this segment’s performance. Operating profit margin is defined as pretax earnings before accretion on residual write-ups divided by the volume of loans originated.

Mortgage Operations — Operating Statistics

(in 000s except # of loans originated
and servicing portfolio)

	Three months ended

	July 31,	July 31,	April 30,
	2002	2001	2002

Number of loans originated:
Wholesale	20,774	17,999	20,693
Retail	4,278	3,695	4,022

Total	25,052	21,694	24,715

Volume of loans originated:
Wholesale	$2,837,060	$2,120,528	$2,784,076
Retail	536,329	503,418	505,154

Total	$3,373,389	$2,623,946	$3,289,230

Loan sales	$3,357,730	$2,618,446	$3,334,989
Number of loans serviced	232.7	180.5	209.6
Average servicing portfolio (billions)	$25.3	$18.8	$21.1

Mortgage Operations — Operating Results

	Three months ended

	July 31,	July 31,	April 30,
	2002	2001	2002

Gain on sale of mortgage loans	$145,008	$96,234	$134,656
Interest income	65,598	19,194	43,821
Loan servicing	38,950	32,473	46,784
Other	750	424	732

Total revenues	250,306	148,325	225,993

Compensation and benefits	52,969	41,772	52,042
Variable servicing and processing	15,021	11,520	32,864
Occupancy and equipment	7,574	6,037	9,525
Interest expense	829	1,795	829
Bad debt expense	5,821	6,616	7,990
Other	19,425	13,526	19,838
Allocated corporate and shared costs	1,582	280	914

Total expenses	103,221	81,546	124,002

Pretax earnings	$147,085	$66,779	$101,991

Operating profit margin	3.68%	2.55%	2.97%
EBITDA	$151,807	$69,938	$106,136

Three months ended July 31, 2002 compared to July 31, 2001

Revenues increased by $102.0 million or 68.8%, to $250.3 million, for the three-months ended July 31, 2002, as compared to the three-months ended July 31, 2001. The increase is primarily due to an increase in production volume, an increase in excess retained interest spread earned, an overall improvement in the ratio of loans funded to total applications received (closing ratio), a favorable secondary market environment, and a larger servicing portfolio.

Revenues related to the sale of mortgage loans increased by $48.8 million or 50.7%, to $145.0 million, over last year resulting from a significant increase in loan origination volume, as well as an increase in loan sale execution pricing. The execution price is defined as the total premium received divided by the total balance of loans delivered. For the three months ended July 31, 2002, the Company originated $3.4 billion in mortgage loans compared to $2.6 billion last year, an increase of 28.6%. The increase in loan production is a result of an increase in the average loan size, an increase in the size of the sales force, an improvement in the closing ratio and, to a lesser extent, the declining interest rate environment. The average loan size increased to $135 thousand from $121 thousand during the first quarter of last year and the closing ratio improved to 52.6% from 50.7% last year. The execution price representing gain on sale of mortgage loans for this year was 4.14% compared to 3.82% last year. The increase in price is partially attributable to the continued increase in market interest rate spreads as a result of the low interest rate environment. Somewhat offsetting the increase in the gain on sale were write-downs of residual interests in securitizations of $20.4 million during the quarter related to a decline in value of older residuals based on loan performance and changes in assumptions underlying the related loan portfolios. Write-downs of residual interests of $8.8 million were recorded in the first quarter last year.

Interest income for this year increased by $46.4 million or 241.8%, to $65.6 million, over last year. This increase is primarily the result of higher accretion income on residual interests of $38.8 million compared to $7.5 million in the first quarter last year. Excluding the accretion on the write-ups of residual interests, accretion would have been $16.0 million compared to $7.5 million in the first quarter last year. Also contributing to the increase was an increase in production, higher average loan balances, and higher interest rate margins, which increases the excess retained interest spread earned. In the Company’s experience, non-prime loan originations are far less sensitive to declines in market interest rates. The excess retained interest spread for the three months ended July 31, 2002 was 6.40% compared to 4.75% for last year.

Servicing revenues increased by $6.5 million or 20.0%, to $39.0 million this year, as compared to last year’s first quarter. The increase reflects a higher loan-servicing portfolio. The average servicing portfolio for the three-month period ended July 31, 2002 increased by $6.5 billion or 34.7%, to $25.3 billion, as compared to last year.

Pretax earnings increased by $80.3 million or 120.3%, to $147.1 million for the three months ended July 31, 2002. The improved performance is primarily due to the increase in revenues as discussed above. The increase in compensation and benefits is due to an increase in the number of employees supporting the increase in volumes. The increase in variable servicing and processing expense is due to the increase in the size of the servicing portfolio.

Three months ended July 31, 2002 compared to April 30, 2002

Revenues increased by $24.3 million or 10.8%, to $250.3 million for the three months ended July 31, 2002, compared to the three months ended April 30, 2002. The increase is the result of an increase in production volume as a result of an increase in loan applications, coupled with an increase in the average loan size.

Revenues related to the sale of mortgage loans increased by $10.4 million or 7.7%, to $145.0 million, over the fourth quarter of fiscal 2002. The increase is primarily due to an increase in production and a strong secondary loan sale market, which was partially offset by the recording of write-downs of $20.4 million against residual interests. The total execution price representing the gain on sale of mortgage loans for this quarter was 4.14% compared to 4.37% for the fourth quarter of fiscal 2002. The decline in the execution price is attributable to a lower net spread realized on the securitization of a purchased portfolio in the first quarter. The execution price on originated and sold loans for the first quarter, excluding purchase activity, was 4.88% compared to 4.37% for the fourth quarter.

Interest income for this quarter totaled $65.6 million, an increase of $21.8 million or 49.7%, over the fourth quarter of fiscal 2002. This increase is primarily the result of higher accretion income on residual interests of $38.8 million compared to $21.3 million in the fourth quarter last year. Also contributing to the increase was the continued low interest rate environment as non-prime loan originations are far less sensitive to declines in market interest rates. The excess retained interest spread for this quarter was 6.40% compared to 5.18% for the fourth quarter.

Servicing revenues decreased by $7.8 million or 16.8%, to $39.0 million, compared to the fourth quarter. The decrease is due to a decline in late fees, which was partially offset by an increase in the loan servicing portfolio balance. The average servicing portfolio for the three-months ended July 31, 2002 increased by $4.2 billion or 19.8%, to $25.3 billion, compared to the fourth quarter.

Pretax earnings increased by $45.1 million or 44.2%, to $147.1 million for the first quarter of fiscal year 2003. The increase in performance is primarily due to an increase in revenues, as discussed above, coupled with a decrease in variable loan servicing and processing expense as a result of a write-down of mortgage servicing rights and other servicing related assets in the fourth quarter of fiscal year 2002.

Investment Services

This segment is primarily engaged in offering investment advice and services through H&R Block Financial Advisors, Inc. (HRBFA), a full-service securities broker-dealer. HRBFA is a member of the New York Stock Exchange and other principal exchanges. Investment planning, brokerage services, investment advice, related financial services and securities products are offered through approximately 1,700 financial advisors at over 780 branch offices located throughout the United States. Some HRBFA offices are co-located with tax and mortgage offices to offer customers one location for their financial service needs.

HRBFA is a dealer in corporate and municipal bonds and U.S. government and U.S. government agency securities. Some of the products and services HRBFA offers its customers include: stock trading, annuities, fixed income products, mutual funds, margin accounts, money market funds with sweep provisions for settlement of customer transactions, checking privileges, account access/review via the internet, on-line trading, fee-based accounts, individual retirement accounts, dividend reinvestment, option accounts and stock research and recommendations. In addition, the Company’s U.S. Tax Operations segment offers individual retirement account products (Express IRAs) to its clients through HRBFA.

Investment Services — Operating Statistics

(actual amounts, except as indicated)

	Three months ended

	July 31,	July 31,	April 30,
	2002	2001	2002

Customer trades	374,250	389,343	368,477
Customer daily average trades	5,940	6,180	5,849
Average revenue per trade	$118.92	$110.43	$110.64
Number of active accounts	730,985	620,769	701,434
Average trades per active account per quarter	0.51	0.63	0.53
Average trades per active account per year (annualized)	2.05	2.51	2.10
Ending balance of assets under administration (billions)	$21.3	$30.1	$25.5
Average assets per active account	$29,116	$48,498	$36,294
Ending debit balances (000s)	$651,000	$1,240,000	$801,000
Ending credit balances (000s)	$793,000	$751,000	$825,100

Investment Services — Operating Results

	Three months ended

	July 31,	July 31,	April 30,
	2002	2001	2002

Margin interest income	$11,196	$23,279	$12,285
Less: interest expense	1,691	6,645	1,737

Net interest income	9,505	16,634	10,548
Commission income	25,354	26,594	24,603
Fee income	8,609	4,511	7,495
Firm trading income	12,952	13,229	10,512
Other	552	1,312	953

Total revenues *	56,972	62,280	54,111

Commissions	11,380	12,397	10,328
Other variable expenses	548	2,406	1,969

Total variable expenses	11,928	14,803	12,297

Operating margin	45,044	47,477	41,814

Compensation and benefits	23,851	19,385	30,090
Occupancy and equipment	6,622	7,688	8,102
Depreciation and amortization	5,376	4,982	5,317
Amortization of acquisition intangibles	7,325	7,381	7,326
Impairment of goodwill	18,000	—	—
Other	13,699	12,767	12,942
Allocated corporate and shared costs	2,968	1,372	5,366

Total fixed expenses	77,841	53,575	69,143

Pretax loss	$(32,797)	$(6,098)	$(27,329)

EBITDA	$(1,523)	$6,836	$(14,093)

* Total revenues, less interest expense.

Three months ended July 31, 2002 compared to July 31, 2001

Investment Services’ revenues, net of interest expense, for the quarter ended July 31, 2002 compared to the same period last year decreased 8.5% to $57.0 million from $62.3 million. Operating results for Investment Services have declined primarily due to weaker trading activity and a decline in margin lending. The economic slow-down that began in the summer of 2000 has continued through the summer of 2002. As a result, Investment Services has been experiencing a steep decline in trading volumes. Concurrently, customer margin balances have significantly declined. Revenues are closely linked with the overall performance of market indices and management believes when investors are once again confident in the market, margin lending and stock transactions will increase, which will positively affect this segment’s results.

Interest income declined 51.9% to $11.2 million from $23.3 million for the quarter ending July 31, 2001. The Company measures the profitability of margin lending activities through the net interest margin. Net interest margin is defined as interest earned on the average margin loan balance, less the cost of funding these loans. Related to the declining margin balances, interest expense, which is mainly comprised of interest paid on customer credit balances and interest paid for securities lending which is used to finance customer margin balances, has declined in the first quarter of fiscal year 2003. Customer margin balances have declined from an average of $1.3 billion for the first quarter of fiscal 2002 to an average of $721 million for the first quarter of fiscal year 2003. The decrease in margin interest income was primarily attributed to the decline in margin balances and to a lesser extent, lower interest rates. Total interest expense decreased 74.6% to $1.7 million from $6.6 million in the first quarter of fiscal 2002. Interest paid on customer credit balances decreased 66.0% to $1.5 million. The decrease is due to lower interest rates. Interest paid on securities lending decreased 93.7% to $132 thousand. In addition to a decline in interest rates, the lower expense is attributable to the decline in customer margin balances. Because stock loans are used to finance the margin-lending portfolio, the decline in the portfolio has reduced the need for this financing. Net interest margin declined from 1.4% for the quarter ended July 31, 2001 to 0.42% for the comparable 2002 period.

Commission income decreased $1.2 million or 4.7% to $25.4 million from $26.6 million. Total customer trades for the first quarter of fiscal 2003 were 374 thousand, a decline of 3.9% from the previous year’s first quarter of 389 thousand customer trades.

Firm trading revenue, including equities, fixed income trading, underwriting, and unit investment trusts, decreased 2.1% to $13.0 million. Revenues from fixed income trading decreased 24.9% to $4.7 million from $6.3 million. Partially offsetting these declines, underwriting revenues increased by $3.8 million or 94.9% to $7.9 million from $4.1 million in the first quarter of fiscal year 2002, primarily due to increased demand for Trust Preferred Debt Securities and the inclusion of $1.5 million in underwriting fees in the current year quarter. The Company has recently been part of the managing underwriting group and will continue to generate these fees on future underwritings. More clients have shown a greater interest in fixed rate capital securities due to the current equity market conditions. Equity trading declined 88.9% or $1.5 million as a result of the principal equity trading operations of HRBFA closing in April 2002.

Pretax losses for Investment Services for the first quarter of fiscal year 2003 were $32.8 million compared to the comparable prior year period of a loss of $6.1 million. The increase in the loss is primarily attributable to the $18.0 million estimated goodwill impairment recorded in the first quarter of fiscal year 2003 and the decline in customer trading and customer margin activity.

Due to unsettled market conditions in the investment industry, and particularly in light of the severe decline of comparable business valuations in July 2002, management determined that an impairment loss may have occurred and subsequently proceeded to evaluate the fair value of goodwill related to the Investment Services segment as of July 31, 2002 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The Company engaged an independent valuation firm to perform step one of the goodwill impairment test required by SFAS 142. Based on their valuation, step one indicated the fair value of the Investment Services segment was $18.0 million below its recorded carrying value. As step one indicated a fair value below the carrying value, step two must be performed to determine the amount of goodwill impairment, if any. Step two has not been completed as of the filing of the Form 10-Q for the quarter ended July 31, 2002 and will be completed in the second quarter. The $18.0 million recorded in the first quarter of fiscal year 2003 reflects management’s best estimate of the potential goodwill impairment as of July 31, 2002.

Total expenses, excluding the goodwill impairment, increased by 5.0% to $71.8 million from $68.4 million due primarily to increases in operating expenses due to various new initiatives to expand products and the business, including the installation of a new back office brokerage operating system. These increased expenses were partially offset by a decrease in commissions expense due to the decline in customer trading.

Key to Investment Services’ future success is retention of its financial advisors and recruitment of new advisors. As a result of meeting certain three-year production goals set at the time of acquisition, certain long-term advisors are eligible to receive a one-time retention payment. The accrual of this payment negatively impacted the first quarter of fiscal 2003 by $1.6 million compared to the first quarter of fiscal 2002 by $780 thousand. The retention period is through December 31, 2002 with a payment to be made at the beginning of calendar year 2003.

Three months ended July 31, 2002 compared to April 30, 2002

Investment Services’ revenues, net of interest expense, for the first quarter of fiscal 2003 increased 5.3% to $57.0 million from $54.1 million in the fourth quarter of fiscal year 2002. The increase is primarily due to higher firm trading revenue, fee income and commission income offset in part by lower net interest margin. The higher firm trading revenue is mainly due to increased sales of preferred debt securities.

Interest income declined 8.9% or $1.1 million to $11.2 million from $12.3 million for the quarter ended April 30, 2002. The decrease is due to lower margin balances. Customer margin balances have declined from an average of $830 million for the fourth quarter of 2002 to an average of $721 million for the first quarter of 2003. Interest expense paid on customer credit balances was $1.5 million for both the first quarter of fiscal 2003 and for the fourth quarter of fiscal 2002.

Commission income increased $751 thousand or 3.1% to $25.4 million from $24.6 million. Total customer trades for first quarter of fiscal year 2003 were 374 thousand compared to 368 thousand in the fourth quarter of fiscal year 2002.

Firm trading revenue, including equities, fixed income trading, underwriting, and unit investment trusts, increased 23.2% to $13.0 million from $10.5 million. Revenues from fixed income trading increased $0.5 million or 11.7% to $4.7 million. Underwriting revenues increased by 56.1% or $2.8 million to $7.9 million as compared to the fourth quarter of fiscal year 2002, primarily due to increased demand for Trust Preferred Debt Securities and the inclusion of $1.5 million in underwriting fees. The Company has recently been part of the managing underwriting group and will continue to generate these fees in the future. Clients have shown a greater interest in fixed rate capital securities due to the current equity market conditions. Equity trading declined 77.5% or $0.7 million as the principal equity trading operations of HRBFA were closed in April 2002.

The pretax loss for this segment increased by 20.0% to $32.8 million from $27.3 million in the fourth quarter of fiscal year 2002. The increased loss is due to the $18.0 million goodwill impairment recorded in the first quarter. Partially offsetting this increase were decreased expenses from the fourth quarter of fiscal 2002 related to advisor retention and shutting down the principal equity trading operations.

Business Services

This segment is primarily engaged in providing accounting, tax, consulting, payroll, employee benefits and capital markets services to business clients and tax and financial planning, wealth management and insurance services to individuals.

Business Services

	Three months ended

	July 31,	July 31,	April 30,
	2002	2001	2002

Accounting, consulting and tax	$82,916	$70,278	$130,938
Product sales	5,573	5,365	4,005
Management fee income	3,150	2,250	3,150
Other	3,675	7,466	(1,033)

Total revenues	95,314	85,359	137,060

Compensation and benefits	69,074	58,163	80,990
Occupancy and equipment	4,502	5,419	5,621
Depreciation and amortization	1,741	2,102	1,814
Marketing and advertising	1,490	1,363	2,366
Bad debt expense	889	3,011	3,268
Amortization of acquisition intangibles	3,994	3,196	4,256
Other	17,344	13,974	17,962
Allocated corporate and shared costs	553	302	230

Total expenses	99,587	87,530	116,507

Pretax earnings (loss)	$(4,273)	$(2,171)	$20,553

EBITDA	$1,490	$3,145	$26,634

Three months ended July 31, 2002 compared to July 31, 2001

Business Services' revenues of $95.3 million increased 11.7% from $85.4 million in the prior year’s first quarter. This increase was primarily due to the acquisition of MyBenefitSource, Inc. and Equico Resources, LLC, now operated as RSM Equico, in December 2001. The effect of acquisitions was to increase revenue for the quarter by $15.1 million. Partially offsetting these increases, revenue from insurance access fees and general business consulting services declined $5.1 million from the prior year’s quarter. The consulting service decline is due to the exiting and downsizing of unprofitable service lines. A recession in manufacturing and a continuing cautious business environment have contributed to weakness in the growth of the segment’s business consulting services in the current fiscal year.

Pretax losses for the period increased $2.1 million to $4.3 million. The increase in losses was primarily attributable to $3.7 million of operating losses for MyBenefitSource and RSM Equico. Partially offsetting these losses were increased earnings from traditional accounting, tax and consulting operations of $1.9 million during the period as a result of improved productivity and lower operating expenses.

Due to the seasonal nature of this segment’s business, the three months ended July 31, 2002 are not comparable to the three months ended April 30, 2002.

Corporate Operations

This segment consists primarily of corporate support departments, which provide services to the Company’s operating segments. These support departments consist of marketing, information technology, facilities, human resources, supply, executive, legal, finance, government relations and corporate communications. These support department costs are largely allocated to the Company’s operating segments. The Company’s captive insurance and franchise financing subsidiaries are also included within this segment.

Corporate Operations &
Interest Expense on Acquisition Debt

	Three months ended

	July 31,	July 31,	April 30,
	2002	2001	2002

Operating revenues	$738	$3,473	$1,173
Eliminations	(1,224)	(1,391)	(2,844)

Total revenues	(486)	2,082	(1,671)

Compensation and benefits	22,082	17,166	29,959
Occupancy and equipment	5,611	4,383	6,733
Depreciation and amortization	5,777	5,812	6,913
Marketing and advertising	2,532	1,449	53,804
Other	21,809	14,644	31,271
Allocated corporate and shared costs	(47,468)	(35,933)	(106,135)

Total expenses	10,343	7,521	22,545

Pretax loss	$(10,829)	$(5,439)	$(24,216)

Interest expense on acquisition debt	$18,773	$21,398	$19,001

Three months ended July 31, 2002 compared to July 31, 2001

Revenues of a negative $486 thousand were $2.6 million lower than last year’s first quarter due primarily to a write-down of investments at the Company’s captive insurance subsidiary of $1.0 million.

The pretax loss was $10.8 million, compared with last year’s first quarter loss of $5.4 million. The increase is primarily due to higher employee benefit expenses related to the underlying investment performance within the Company’s deferred compensation program. The decrease in interest expense on acquisition debt is attributable to lower financing costs and a $39.8 million payment on acquisition debt in fiscal 2002.

Due to the nature of this segment, the three months ended July 31, 2002 are not comparable to the three months ended April 30, 2002.

FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 3, respectively.

The Company’s liquidity needs are met through a combination of operational cash flows, commercial paper (CP) issuance, HRBFA client account assets and stock loans, and for the Mortgage segment, a mix of whole loan sales and securitizations.

OPERATING CASH FLOWS

Operating cash flows totaled negative $181.3 million and negative $260.6 million for the first fiscal quarters of 2003 and 2002, respectively. While annual operating cash flows are positive, the seasonal nature of U.S. Tax Operations typically has resulted in negative operating cash flow through the first three quarters of the fiscal year followed by large positive operating cash flow in the fourth quarter.

The following table calculates net operating free cash flow and highlights management’s capital allocation decisions. This calculation is a non-GAAP financial measure and may not be comparable to the calculation of net operating free cash flow by other companies.

Net Operating Free Cash Flow

	Three months ended		Year ended

	July 31,	July 31,	April 30,
	2002	2001	2002

Net earnings (loss)	$(9,544)	$(30,784)	$434,405
Depreciation and amortization *	53,573	34,599	155,386
Capital expenditures	(16,331)	(13,776)	(111,775)
Debt payments	(22)	(1,769)	(55,845)
Contingent payments on prior acquisitions	(34)	(869)	(16,833)
Net other balance sheet changes	(193,870)	(250,516)	198,717

Net operating free cash flow	(166,228)	(263,115)	604,055
Other sources (uses) of cash:
Short term financing	156,492	373,335	—
Business acquisitions	(41)	(1,215)	(29,905)
Proceeds from issuance of common stock	13,214	26,915	195,233
Tax benefit on stock option exercises	4,522	7,461	57,809
Purchases of treasury stock	(37,108)	(67,583)	(462,938)
Dividends paid	(29,004)	(27,660)	(115,725)

	108,075	311,253	(355,526)

Net increase (decrease) in cash and cash equivalents	$(58,153)	$48,138	$248,529

*     Includes the $18.0 million impairment of goodwill recorded in the three months ended July 31, 2002.

COMMERCIAL PAPER ISSUANCE

The Company participates in the United States commercial paper market to meet operating cash needs and to fund its RAL participation. This participation is executed through Block Financial Corporation (BFC), a wholly owned subsidiary of the Company. The following chart provides the debt ratings for BFC as of July 31, 2002:

	Short-term	Long-term

S&P Moody’s Fitch DBRS*	A-2 P-2 F-1 R-1 (low)	BBB+ A3 A A

*     Dominion Bond Rating Service of Canada — used for Canadian commercial paper issuance.

The Company incurred short-term borrowings throughout the first quarter primarily to fund receivables associated with its Business Services segment, mortgage loans held for sale, seasonal working capital needs, dividend payments, and purchases of treasury stock. Short-term borrowings were down significantly to $156.5 million at July 31, 2002, compared with $373.3 million at July 31, 2001.

The Company’s commercial paper issuances are supported by unsecured committed lines of credit (CLOCs). The United States issuances are supported by a $1.93 billion CLOC from a consortium of twenty banks. The $1.93 billion CLOC is subject to annual renewal in October of 2002, and has a one-year term-out provision with a maturity date of October 2003. The Canadian issuances are supported by a $125 million credit facility provided by one bank. This line is subject to a minimum net worth covenant. The Canadian CLOC is subject to annual renewal in December of 2002. There are no rating contingencies under the CLOCs. These CLOCs remain undrawn at July 31, 2002.

Management believes the commercial paper market to be stable. Risks to the stability of the Company’s commercial paper market participation would be a short-term rating downgrade below A2/P2/F2, resulting from adverse changes in the Company’s financial performance, non-renewal of the CLOC in October 2003, and operational risk within the commercial paper market such as the events on September 11, 2001. Management believes if any of these events were to occur, the CLOCs, to the extent available, could be used for an orderly exit from the commercial paper market, though at a higher cost to the Company. Additionally, the Company could turn to its other sources of liquidity, including cash, other uncommitted bank borrowings, medium- and long-term debt issuance and asset securitization.

OTHER OBLIGATIONS AND COMMITMENTS

In April 2000, the Company issued $500 million of 8 1/2% Senior Notes, due 2007. The Senior Notes are not redeemable prior to maturity. The net proceeds of this transaction were used to repay a portion of the initial short-term borrowings for the OLDE Financial Corporation acquisition.

In October 1997, the Company issued $250 million of 6 3/4% Senior Notes, due 2004. The Senior Notes are not redeemable prior to maturity. The net proceeds of this transaction were used to repay short-term borrowings that initially funded the acquisition of Option One Mortgage Corporation (Option One).

As of July 31, 2002, the Company had $250 million remaining under its shelf registration of debt securities for additional debt issuance.

Long-term debt at July 31, 2002 was comprised of the $750 million of Senior Notes described above, future payments related to the acquisitions of RSM McGladrey and other accounting firms of $166.2 million, and capital lease obligations and mortgage notes of $16.2 million.

Business Services has commitments to fund certain attest entities, which are not consolidated, related to accounting firms it has acquired. Commitments also exist to loan up to $40 million to McGladrey & Pullen, LLP on a revolving basis through July 31, 2004, subject to certain termination clauses. This revolving facility bears interest at the prime rate plus four and one-half percent on the outstanding amount and a commitment fee of one-half percent per annum on the unused portion of the commitment.

In connection with the Company’s acquisition of the non-attest assets of McGladrey & Pullen, LLP (McGladrey) in August 1999, the Company assumed certain pension liabilities related to McGladrey’s retired partners. The Company makes payments in varying amounts on a monthly basis. Included in other noncurrent liabilities at July 31, 2002 and 2001 are $25.6 million and $31.2 million, respectively, related to this liability.

In connection with the Company’s Business Services acquisitions, the purchase agreements provide for possible future contingent consideration, which is based on achieving certain revenue, profitibility and working capital requirements over the next six years.

LIQUIDITY BY STRATEGIC BUSINESS UNIT

U.S. Tax Operations:

U.S. Tax Operations has historically been the largest provider of annual operating cash flows to the Company. Free cash flow, defined as U.S. Tax Operations net earnings plus amortization and depreciation expense, was $382.5 million in fiscal 2002 and $323.8 million in fiscal 2001. Relative to revenues of $1.8 billion and $1.6 billion in fiscal 2002 and 2001, free cash flow represented 20.9% and 20.0% of revenues, respectively. As the cash flows are seasonal in nature, free cash flow in the first quarter of fiscal year 2003 was negative $45.5 million compared with negative $37.2 million for the first quarter of fiscal year 2002.

International Tax Operations:

International Tax Operations are generally self-funded, with the exception of the United Kingdom. Cash flows are held in Canada and Australia in local currencies and are not repatriated. H&R Block Canada has a $125 million commercial paper program. At July 31, 2002, there was no commercial paper outstanding.

Mortgage Operations:

Through Option One and H&R Block Mortgage Corporation, this segment primarily originates, services, and sells non-conforming and conforming mortgage loans. In order to reduce the Company’s capital investment in its mortgage operations, the Company has entered into third-party off-balance sheet arrangements beginning in April 2000, renewable annually. The arrangements, which are not guaranteed by the Company, have freed up cash and short-term borrowing capacity, improved liquidity and flexibility, and reduced balance sheet risk, while providing stability and access to liquidity in the secondary market for mortgage loans.

The Company originates mortgage loans and sells most loans the same day in a whole-loan sale to a third-party trust (Trust). The sale is recorded in accordance with Statement of Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Trust purchases the loans from the Company utilizing warehouse facilities the Company has not guaranteed. The warehouse facilities are provided by three third-party financial institutions that have each provided $1 billion. These facilities are subject to various performance triggers and limits, and financial covenants including tangible net worth and leverage ratios. Option One is well within the range of these triggers. The Trust is solely responsible for paying principal and interest on the warehouse financing arrangement. As a result of the whole-loan sale to the Trust, the Company records a receivable from the Trust for the present value of the portion of the net spread (the difference between the note rate on the loans and the financing cost of the trust) plus prepayment penalty income. This receivable is included in prepaid and other current assets on the consolidated balance sheets. The Company then pledges its receivable and the Trust pledges the related mortgage loans to a securitization trust to reconstitute the loans. The securitization trust then securitizes the reconstituted mortgage loans. At this point, the Company’s receivable is recharacterized as a residual interest from the securitized mortgage loans. These residual interests are classified as trading and are included in marketable securities-trading on the consolidated balance sheets.

To enable the Company to accelerate a significant portion of the cash flow from residual interests rather than receiving those cash flows over the life of the securitization, the Company securitizes its residual interests in a net interest margin (NIM) transaction. From the NIM transaction, the Company receives cash and retains a much smaller residual interest. Generally, these residuals do not begin to receive cash collections for two to three years. These residual interests are classified as available-for-sale.

The Company began receiving cash collections from its residual interests in fiscal 2002, which reduces the outstanding balance of the residuals. Cash received on these residual interests was $41.3 million for the first quarter of fiscal 2003, compared with $3.2 million for the first quarter of fiscal 2002.

The Company has commitments to fund mortgage loans of $1.7 billion at July 31, 2002, subject to contract verification. External market forces impact the probability of loan commitments being closed, and therefore, total commitments outstanding do not necessarily represent future cash requirements. If the loan commitments are exercised, they will be funded in the manner described above.

The mortgage segment regularly sells whole loans as a source of liquidity for its prime and non-prime mortgages. Whole loan sales in the first fiscal quarter of 2003 were $3.4 billion compared with $2.6 billion for the first quarter of fiscal 2002. Additionally, the Company provides the mortgage division a $150 million line of credit for working capital needs.

Management believes the sources of liquidity available to the Mortgage Operations segment are predictable and sufficient for its needs. Risks to the stability of these sources include external events impacting the asset-backed securities market. The liquidity available from the NIM transactions is also subject to external events impacting this market. These external events include but are not limited to spread widening, adverse changes in the perception of the non-prime industry or in the regulation of non-prime lending and reduction in the availability of third parties that provide credit enhancement. Performance of the NIM transactions will also impact the segment’s future participation in these markets. The warehouse facilities used by the Trust are subject to annual renewal in April and any of the above events could lead to difficulty in renewing the lines. These risks are mitigated by the availability of whole-loan sales and financing provided by the Company.

The Financial Accounting Standards Board (FASB) has proposed changes to the accounting for residual interests in securitizations in an interpretation of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). The interpretation, if finalized with the proposed provisions, may impact the Company’s ability to complete NIM transactions utilizing its current structure and maintain its current accounting treatment. The Company has not yet determined the impact, if any, of the proposed interpretation on its financial statements.

Investment Services:

Liquidity needs relating to client trading and margin-borrowing activities are met primarily through cash balances in brokerage client accounts and working capital. Management believes these sources of funds will continue to be the primary sources of liquidity for HRBFA. Stock loans are often used as a secondary source of funding as well.

HRBFA is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers.

HRBFA is required to maintain minimum net capital as defined under Rule 15c3-1 of the Securities Exchange Act of 1934 and has elected to comply with the alternative capital requirement, which requires a broker-dealer to maintain net capital equal to the greater of $1 million or 2% of the combined aggregate debit balances arising from customer transactions. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the greater of 5% of combined aggregate debit items or $1 million. At July 31, 2002, HRBFAs net capital of $134.2 million, which was 18.8% of aggregate debit items, exceeded its minimum required net capital of $14.3 million by $119.9 million.

To manage short-term liquidity, HRBFA maintains a $300 million unsecured credit facility with BFC, its immediate corporate parent. As of July 31, 2002, HRBFA had $125 million in letters of credit with a financial institution. As of July 31, 2002, $27,000 was drawn on these letters of credit.

Securities borrowed and securities loaned transactions are generally reported as collateralized financings. These transactions require the Company to deposit cash and/or collateral with the lender. Securities loaned consist of securities owned by customers, which were purchased on margin. When loaning securities, the Company receives cash collateral approximately equal to the value of the securities loaned. The amount of cash collateral is adjusted, as required, for market fluctuations in the value of the securities loaned. Interest rates paid on the cash collateral fluctuate as short-term interest rates change.

To satisfy the margin deposit requirement of client option transactions with the Options Clearing Corporation (OCC), HRBFA pledges customers margined securities. Pledged securities at July 31, 2002 totaled $50.9 million, an excess of $8.4 million over the margin requirement. In July 2001, HRBFA provided the OCC with letters of credit of $52.0 million to satisfy the $49.2 million margin requirement. The letters of credit were collateralized by customers margined securities.

Management believes the funding sources for HRBFA are stable. Liquidity risk within HRBFA is primarily limited to maintaining sufficient capital levels to obtain securities lending liquidity to support margin borrowing by customers.

Business Services:

Business Services’ funding requirements are largely related to “work in process” and accounts receivable. A line of credit is available from the Company sufficient to cover this segment’s working capital needs.

Business Services has commitments to fund certain attest entities, which are not consolidated, related to accounting firms it has acquired. Commitments also exist to loan up to $40 million to McGladrey & Pullen, LLP on a revolving basis through July 31, 2004, subject to certain termination clauses. This revolving facility bears interest at the prime rate plus four and one-half percent on the outstanding amount and a commitment fee of one-half percent per annum on the unused portion of the commitment.

CAPITAL RESOURCES

Cash used in operating activities totaled $181.3 million for the quarter ended July 31, 2002, compared with $260.6 million for the quarter ended July 31, 2001. Cash used in operations was impacted by the net loss from operations of $9.5 million for the first quarter of fiscal 2003 compared to a net loss of $30.8 million for the first quarter of fiscal 2002.

Cash expenditures during fiscal year 2002 relating to investing and financing activities include the purchase of property and equipment ($16.3 million), payment of dividends ($29.0 million) and the acquisition of treasury shares ($37.1 million).

Cash and cash equivalents, including restricted balances, totaled $620.3 million at July 31, 2002. HRBFA held $214.9 million of the $620.3 million, which was segregated in a special reserve account for the exclusive benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934 (restricted cash). The HRBFA restricted cash balance has fallen from $256.8 million at fiscal year-end 2002 to $214.9 million at July 31, 2002. Customer credit balances have become larger than customer debit balances due to the significant decline in margin loan balances resulting from unstable equity markets, while customer credit balances have increased slightly during the period. The remaining cash and cash equivalents held by HRBFA reflect excess cash remaining from the firm and clients after funding margin debits and security settlements. Restricted cash held by Mortgage Operations totaled $11.6 million at July 31, 2002 as a result of cash held for outstanding commitments to fund mortgage loans. Restricted cash of $15.8 million at July 31, 2002 held by Business Services is related to funds held to pay payroll taxes on behalf of its customers.

Working capital decreased to $336.4 million at July 31, 2002 from $365.4 million at April 30, 2002. The working capital ratio at July 31, 2002 is 1.21 to 1, compared to 1.19 to 1 at April 30, 2002. A large portion of tax return preparation occurs in the fourth quarter and has the effect of increasing certain assets and liabilities during the fourth quarter, including cash and cash equivalents, receivables, accrued salaries, wages and payroll taxes and accrued taxes on earnings.

In March 2000, the Company’s Board of Directors approved an authorization to repurchase up to 12 million shares of its common stock. Repurchases under the March 2000 authorization were completed in September 2001. On September 12, 2001, the Company’s Board of Directors authorized the repurchase of an additional 15 million shares of common stock. During fiscal 2002, the Company repurchased 12.2 million shares (split-adjusted) pursuant to these authorizations at an aggregate price of $462.5 million or an average price of $37.76 per share. In the first quarter of fiscal 2003, the company purchased 785,900 shares at an aggregate price of $36.6 million, or an average price of $46.57 per share. There are approximately 7.7 million shares remaining under the September 2001 authorization. The Company plans to continue to purchase its shares on the open market in accordance with this authorization, subject to various factors including the price of the stock, the ability to maintain progress toward a financial and capital structure that will support a mid single A rating (Moodys — A2; Standard Poors — A; and Fitch — A), the availability of excess cash, the ability to maintain liquidity and financial flexibility, securities laws restrictions and other investment opportunities available.

Forward-looking information

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management’s assumptions and beliefs relating thereto. Words such as “will,” “plan,” “expect,” “remain,” “intend,” “estimate,” “approximate,” and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by Federal, state and local authorities and their impact on any lines of business in which the Company’s subsidiaries are involved; unforeseen compliance costs; the uncertainty that the Company will achieve or exceed its revenue, earnings and earnings per share growth goals and expectations for fiscal year 2003 or any quarter thereof; the uncertainty that actual fiscal year 2003 financial results will fall within the guidance provided by the Company; the uncertainty of the actual amount of impairment, if any, of goodwill within the Investment Services segment; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company’s strategies; changes in management and management strategies; the Company’s inability to successfully design, create, modify and operate its computer systems and networks; the uncertainty of assumptions utilized to estimate cash flows from residual interests in securitizations and mortgage servicing rights; litigation involving the Company and its subsidiaries; the uncertainty of the impact of any share repurchases on earnings per share; and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from those reported at April 30, 2002.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)	Exhibits

10.1	Amendment to Employment Agreement dated June 18, 2002, between H&R Block Services, Inc. and Thomas L. Zimmerman.

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the first quarter of fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

(Registrant)

DATE	9/13/02	BY	/s/ Frank J. Cotroneo

Frank J. Cotroneo
Senior Vice President and
Chief Financial Officer

DATE	9/13/02	BY	/s/ Matthew A. Engel

Matthew A. Engel
Assistant Vice President and
Chief Accounting Officer

FINANCIAL STATEMENT CERTIFICATION

I, Frank J. Cotroneo, Chief Financial Officer, certify(1) that:

1. I have reviewed this quarterly report on Form 10-Q of H&R Block, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: 9/13/02	/s/ Frank J. Cotroneo

Frank J. Cotroneo
Chief Financial Officer
H&R Block, Inc.

(1) Pursuant to the Securities and Exchange Commission Release Nos. 33-8124 and 34-46427, paragraphs (b)(4), (5) and (6) of the prescribed form of certification have been deleted as such provisions apply only to quarterly and annual reports filed for periods ending after August 29, 2002.

FINANCIAL STATEMENT CERTIFICATION

I, Mark A. Ernst, Chief Executive Officer, certify(1) that:

1.I have reviewed this quarterly report on Form 10-Q of H&R Block, Inc.;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: 9/13/02	/s/ Mark A. Ernst

Mark A. Ernst
Chief Executive Officer
H&R Block, Inc.

(1) Pursuant to the Securities and Exchange Commission Release Nos. 33-8124 and 34-46427, paragraphs (b)(4), (5) and (6) of the prescribed form of certification have been deleted as such provisions apply only to quarterly and annual reports filed for periods ending after August 29, 2002.