Form 10-Q
period 2002-10-31
H&R BLOCK INC
filed 2002-12-16
CIK 12659

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☒   No ☐

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on November 29, 2002 was 178,656,921 shares.

PART I Financial Information
Consolidated Balance Sheets October 31, 2002 and April 30, 2002
Consolidated Statements of Operations Three and Six Months Ended October 31, 2002 and 2001
Consolidated Statements of Cash Flows Six Months Ended October 31, 2002 and 2001
Notes to Consolidated Financial Statements
Management’s Discussion and Analysis of Results of Operations and Financial Condition
Quantitative and Qualitative Disclosures about Market Risk
Controls and Procedures
PART II Other Information
SIGNATURES
FINANCIAL STATEMENT CERTIFICATION
EX-10.1 1993 Long-Term Executive Compensation Plan
EX-10.2 2003 Long-Term Executive Compensation Plan
EX-10.3 Amendment to Employment Agreement
EX-99.1 Certification by Chief Executive Officer
EX-99.2 Certification by Chief Financial Officer

		Page
PART I	Financial Information

	Consolidated Balance Sheets
	October 31, 2002 and April 30, 2002	1

	Consolidated Statements of Operations
	Three and Six Months Ended October 31, 2002 and 2001	2

	Consolidated Statements of Cash Flows
	Six Months Ended October 31, 2002 and 2001	3

	Notes to Consolidated Financial Statements	4

	Management’s Discussion and Analysis of Results
	of Operations and Financial Condition	18

	Quantitative and Qualitative Disclosures about Market Risk	57

	Controls and Procedures	57

PART II	Other Information	57

SIGNATURES		61

FINANCIAL STATEMENT CERTIFICATION		62

H&R BLOCK, INC.
CONSOLIDATED BALANCE SHEETS
Amounts in thousands, except share amounts

	October 31,	April 30,
	2002	2002

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$260,915	$436,145
Cash and cash equivalents — restricted	409,107	152,173
Marketable securities — trading	21,713	28,370
Receivables from customers, brokers, dealers and clearing organizations, less allowance of $1,765 and $1,785	542,960	844,538
Receivables, less allowance of $65,507 and $64,057	381,996	368,345
Prepaid expenses and other current assets	363,088	415,572

TOTAL CURRENT ASSETS	1,979,779	2,245,143
INVESTMENTS AND OTHER ASSETS
Investments in available-for-sale marketable securities	15,474	15,260
Residual interests in securitizations	386,756	365,371
Intangible assets, net	359,762	383,085
Goodwill, net	721,956	723,856
Property and equipment, at cost less accumulated depreciation and amortization of $444,671 and $410,885	293,172	286,500
Other	222,125	211,576

	$3,979,024	$4,230,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$481,613	$—
Accounts payable to customers, brokers and dealers	846,557	903,201
Accounts payable, accrued expenses and deposits	351,869	410,622
Accrued salaries, wages and payroll taxes	127,264	253,401
Accrued income taxes	78,729	252,822
Current portion of long-term debt	52,823	59,656

TOTAL CURRENT LIABILITIES	1,938,855	1,879,702
LONG-TERM DEBT	829,603	868,387
OTHER NONCURRENT LIABILITIES	108,609	113,282
STOCKHOLDERS’ EQUITY
Common stock, no par, stated value $.01 per share	2,179	2,179
Additional paid-in capital	493,101	468,052
Accumulated other comprehensive income (loss)	79,099	44,128
Retained earnings	1,659,337	1,767,702
Less cost of 39,698,837 and 36,819,739 shares of common stock in treasury	(1,131,759)	(912,641)

TOTAL STOCKHOLDERS’ EQUITY	1,101,957	1,369,420

	$3,979,024	$4,230,791

See Notes to Consolidated Financial Statements

H&R BLOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited, amounts in thousands, except per share amounts

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2002	2001	2002	2001

Revenues
Service revenues	$206,404	$185,496	$396,973	$353,467
Gain on sale of mortgage loans	151,377	118,186	296,385	214,420
Interest income	92,726	49,872	170,946	94,092
Product sales	15,510	10,994	30,922	21,751
Royalties	2,855	2,886	4,056	4,443
Other	2,524	6,462	3,480	14,704

	471,396	373,896	902,762	702,877

Operating expenses
Employee compensation and benefits	229,295	200,687	439,483	376,716
Occupancy and equipment	71,431	61,749	136,293	121,428
Operating interest	3,508	6,585	7,154	16,068
Other interest	19,190	23,200	37,818	43,522
Depreciation and amortization	36,495	34,329	72,068	68,928
Marketing and advertising	20,818	16,590	30,004	23,061
Supplies, freight and postage	13,852	9,470	22,318	16,043
Bad debt	7,022	6,263	15,015	17,099
Texas litigation reserve	41,672	—	41,672	—
Impairment of goodwill	6,000	—	24,000	—
Other	84,801	63,184	157,022	121,192

	534,084	422,057	982,847	804,057

Operating loss	(62,688)	(48,161)	(80,085)	(101,180)
Other income, net	443	1,084	1,934	2,365

Loss before income taxes	(62,245)	(47,077)	(78,151)	(98,815)
Income tax benefit	(24,898)	(19,066)	(31,260)	(40,020)

Net loss	$(37,347)	$(28,011)	$(46,891)	$(58,795)

Basic and diluted net loss per share	$(.21)	$(.15)	$(.26)	$(.32)

Basic and diluted shares outstanding	178,880	182,288	180,045	183,073

Dividends per share	$.18	$.16	$.34	$.31

See Notes to Consolidated Financial Statements

H&R BLOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, amounts in thousands

	Six Months Ended
	October 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(46,891)	$(58,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,068	68,928
Provision for bad debt	15,015	17,099
Accretion of acquisition liabilities	4,973	6,187
Tax benefit from stock option exercises	23,537	41,805
Accretion of residual interests in securitizations	(92,853)	(12,954)
Adjustments to fair value of residual interests in securitizations	24,132	16,553
Additions to trading securities — residual interests in securitizations	(136,766)	(402,212)
Proceeds from net interest margin transactions	136,013	390,002
Impairment of goodwill	24,000	—
Changes in:
Cash and cash equivalents — restricted	(256,934)	73,956
Receivable from customers, brokers, dealers and clearing organizations	301,309	385,413
Receivables	(28,424)	35,390
Marketable securities — trading	6,657	9,567
Prepaid expenses and other current assets	32,362	(154,472)
Accounts payable to customers, brokers and dealers	(56,644)	(200,651)
Accounts payable, accrued expenses and deposits	(57,423)	(61,688)
Accrued salaries, wages and payroll taxes	(126,137)	(111,853)
Accrued income taxes	(174,093)	(151,038)
Other, net	(13,729)	(5,469)

Net cash used in operating activities	(349,828)	(114,232)

Cash flows from investing activities:
Purchases of available-for-sale securities	(7,692)	(1,045)
Available-for-sale securities:
Cash received from residual interests in securitizations	103,885	7,722
Maturities of other available-for-sale securities	7,946	19,776
Purchases of property and equipment, net	(57,003)	(33,724)
Payments made for business acquisitions, net of cash acquired	(21,397)	(23,468)
Other, net	(2,813)	(23,920)

Net cash provided by (used in) investing activities	22,926	(54,659)

Cash flows from financing activities:
Repayments of notes payable	(6,430,067)	(3,916,323)
Proceeds from issuance of notes payable	6,911,680	4,798,020
Payments on acquisition debt	(47,995)	(47,179)
Dividends paid	(61,474)	(57,294)
Payments to acquire treasury shares	(313,603)	(351,845)
Proceeds from issuance of common stock	94,667	144,263
Other, net	(1,536)	394

Net cash provided by financing activities	151,672	570,036

Net increase (decrease) in cash and cash equivalents	(175,230)	401,145
Cash and cash equivalents at beginning of the period	436,145	187,616

Cash and cash equivalents at end of the period	$260,915	$588,761

Supplemental cash flow disclosures:
Income taxes paid	$124,844	$99,328
Interest paid	39,927	52,107

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited, dollars in thousands, except share data

1.	Basis of Presentation

The Consolidated Balance Sheet as of October 31, 2002, the Consolidated Statements of Operations for the three and six months ended October 31, 2002 and 2001, and the Consolidated Statements of Cash Flows for the six months ended October 31, 2002 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2002 and for all periods presented have been made.

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

2.	Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed using the weighted average shares outstanding during each period. Diluted net earnings (loss) per share excludes the impact of shares issuable upon the exercise of common stock options of 17,621,700 and 19,007,400 shares as of October 31, 2002 and 2001, respectively, and the conversion of 1,216 shares of preferred stock to common stock, as they are antidilutive.

The weighted average shares outstanding for the three and six months ended October 31, 2002 decreased to 178,880,000 and 180,045,000, respectively, from 182,288,000 and 183,073,000, respectively, last year, due to the purchase of treasury shares by the Company. The effect of these repurchases was partially reduced by the issuance of treasury shares for stock option exercises.

During the six months ended October 31, 2002 and 2001, the Company issued 3,571,700 and 7,288,700 shares of common stock, respectively, pursuant to provisions for exercise of stock options under its stock option plans. During the six months ended October 31, 2002, the Company acquired 6,523,800 shares of its common stock at an aggregate cost of $313,603.

During the six months ended October 31, 2001, the Company acquired 9,688,400 shares of its common stock at an aggregate cost of $351,845.

3.	Comprehensive Income

The Company’s comprehensive income is comprised of net earnings (loss), the change in the net unrealized gain (loss) on marketable securities and foreign currency translation adjustments. The components of comprehensive income (loss) during the three and six months ended October 31, 2002 and 2001 were:

	Three months ended		Six months ended
	October 31,		October 31,

	2002	2001	2002	2001

Net loss	$(37,347)	$(28,011)	$(46,891)	$(58,795)
Change in net unrealized gain (loss) on marketable securities	450	27,317	34,200	25,606
Change in foreign currency translation adjustments	1,289	(4,553)	771	(3,729)

Comprehensive income (loss)	$(35,608)	$(5,247)	$(11,920)	$(36,918)

4.	Accounts Receivable

Receivables consist of the following:

	October 31,	April 30,
	2002	2002

	(Unaudited)	(Audited)
Business Services accounts receivable	$164,960	$177,321
Mortgage loans held for sale	158,067	71,855
Loans to franchisees	37,463	31,055
Participation in refund anticipation loans	19,833	33,530
Software receivables	1,042	34,679
Other	66,138	83,962

	447,503	432,402
Allowance for doubtful accounts	65,507	64,057

	$381,996	$368,345

5.	Residual Interests in Securitizations and Mortgage Servicing Rights

Activity related to residual interests in securitizations for the six months ended October 31, 2002 and 2001 and the twelve months ended April 30, 2002 consists of the following:

	Six Months Ended		Year Ended

	October 31,	October 31,	April 30,
	2002	2001	2002

Balance, beginning of year	$365,371	$238,600	$238,600
Additions	753	12,210	26,057
Cash received	(103,885)	(7,722)	(67,070)
Accretion	92,853	12,954	50,583
Adjustments to fair value	(24,132)	(16,553)	(30,987)
Changes in unrealized holding gains (losses) arising during the period:
Gross unrealized holding gains	121,647	45,184	151,141
Gross unrealized holding losses	(5,728)	—	—
Less: realized (gains) losses	(60,123)	—	(2,953)

Balance, end of period	$386,756	$284,673	$365,371

The Company sold $7,179,379 of mortgage loans in whole loan sales to third-party trusts (Trusts) during the six months ended October 31, 2002. Gains totaling $296,385 were recorded on these sales, with 89% of the gains received in cash. The Company retains a receivable from the sale, which, depending on the ultimate disposition of the loans by the Trusts may become a residual interest. Residual interests valued at $136,766 were securitized in net interest margin (NIM) transactions during the six-month period. Cash proceeds of $136,013 were received from the NIM transactions and total additions to residual interests for the six months ended October 31, 2002 were $753.

Gross unrealized holding gains arising during the period are the total write-ups of residual interests for the respective period. These write-ups result from lower interest rates, loan losses and loan prepayments to date than originally projected in the Company’s valuation models. Gross unrealized holding losses arising during the period represent reductions of unrealized gains on previous write-ups. Realized gains represent write-ups that have been recognized as earnings in the income statement through accretion.

Residual interests are considered available-for-sale securities. Gross unrealized gains on residual interests, which represent the total remaining write-up of residual interests not yet accreted into income, at October 31, 2002 and April 30, 2002, were $194,381 and $139,492, respectively. These gross unrealized gains are recorded net of deferred taxes in other comprehensive income.

Mortgage servicing rights (MSRs) are included in other assets on the Consolidated Balance Sheets. The carrying value of MSRs at October 31, 2002 and April 30, 2002 was $99,774 and $81,893, respectively. Additions to and amortization of MSRs for the six months ended October 31, 2002 were $37,968 and $20,087, respectively.

The following table illustrates key assumptions the Company utilizes to estimate the cash flows and values of the residual interests and MSRs:

Estimated annual prepayments	23% to 90%
Estimated life of loan credit losses	1.1% to 5.5%
Discount rate — residual interests	12% to 37%
Discount rate — MSRs	12.8%

Cross-collateralized residual interests are the original residual interests from a securitization, while NIM residuals are the residual interests resulting from a NIM transaction. At October 31, 2002, the sensitivities of the current fair value of the residuals and MSRs to 10% and 20% adverse changes in the above key assumptions are as follows:

	Residential Mortgage Loans

	Cross-	NIM	Servicing
	Collateralized	Residuals	Asset

Carrying amount/fair value of residuals	$54,865	$331,891	$99,774
Weighted average life (in years)	6.7	1.8	1.7
Prepayments (including defaults):
Adverse 10% — $impact on fair value	$(416)	$(18,415)	$(15,184)
Adverse 20% — $impact on fair value	(783)	(27,735)	(30,535)
Credit losses:
Adverse 10% — $impact on fair value	$(671)	$(31,175)	Not applicable
Adverse 20% — $impact on fair value	(2,760)	(56,454)	Not applicable
Discount rate:
Adverse 10% — $impact on fair value	$(3,224)	$(12,926)	$(1,629)
Adverse 20% — $impact on fair value	(6,206)	(20,468)	(3,246)
Variable interest rates:
Adverse 10% — $impact on fair value	$(412)	$(29,275)	Not applicable
Adverse 20% — $impact on fair value	(714)	(55,440)	Not applicable

These sensitivities are hypothetical and should be used with caution. As the table indicates, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in this table, the effect of a variation of a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; it is likely that changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

6.	Intangible Assets and Goodwill

Intangible assets consist of the following:

	October 31, 2002		April 30, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Investment Services
Customer relationships	$293,000	$(85,458)	$293,000	$(70,808)
Business Services
Customer relationships	116,830	(38,127)	116,814	(31,881)
Noncompete agreements	26,311	(4,880)	26,387	(3,624)
Trade name	1,450	(133)	2,428	—
Unamortized intangible assets:
Business Services
Trade name	55,637	(4,868)	55,637	(4,868)

Total intangible assets	$493,228	$(133,466)	$494,266	$(111,181)

Amortization of intangible assets for the six months ended October 31, 2002 was $22,285. Estimated amortization of intangible assets for fiscal years 2003, 2004, 2005, 2006 and 2007 is $44,365, $44,061, $43,712, $43,083 and $40,181, respectively.

Changes in the carrying amount of goodwill for the six months ended October 31, 2002, are as follows by segment:

	April 30,			October 31,
	2002	Acquisitions	Other	2002

U.S. Tax Operations	$128,745	$1,303	$—	$130,048
International Tax Operations	5,287	—	(162)	5,125
Mortgage Operations	152,467	—	—	152,467
Investment Services	169,732	—	(24,000)	145,732
Business Services	267,625	20,280	679	288,584

Total goodwill	$723,856	$21,583	$(23,483)	$721,956

The Company tests goodwill for impairment annually, on the first day of its fourth quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. In light of unsettled market conditions and the severe decline of comparable business valuations in the investment industry, the Company engaged an independent valuation firm in the first quarter of fiscal year 2003 to perform step one of the goodwill impairment test on the Investment Services segment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).

Based on the valuation, step one indicated the fair value of the Investment Services segment was $18,000 below its recorded carrying value. This estimated impairment charge was recorded during the first quarter, as step two of the goodwill impairment test was not completed until after the filing of the first quarter Form 10-Q. The independent valuation firm completed step two during the second quarter, and an additional goodwill impairment of $6,000 was identified and recorded during the three months ended October 31, 2002.

7.	New Accounting Pronouncements

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

On February 1, 2002 the Company adopted Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF 01-9). EITF 01-9 addresses sales incentives such as discounts, coupons or rebates offered to customers of retailers or other distributors and the income statement classifications of these items. Based on EITF 01-9, these items are recorded as a reduction of revenues. The Company has historically recorded these items as expenses in its U.S. and International Tax Operations segments. The adoption of EITF 01-9 had no impact on net earnings. Revenues and expenses were reduced $501 and $1,022 for the three and six months ended October 31, 2001, respectively.

On February 1, 2002 the Company adopted Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14). EITF 01-14 establishes requirements that must be met to record out-of-pocket expenses as either net in revenues or as expenses. The Company has out-of-pocket expenses associated with its Business Services segment and has historically recorded them net in revenues. Based on EITF 01-14, the Company now records these as gross revenues and expenses. There is no impact on net earnings as a result of the adoption of EITF 01-14. Revenues and expenses were reduced $4,332 and increased $1,044 for the three and six months ended October 31, 2001, respectively.

In September 2002, the Emerging Issues Task Force issued Issue No. 02-13, “Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in SFAS 142” (EITF 02-13). EITF 02-13 requires the use of the income tax basis of a reporting unit’s assets and liabilities to be considered in accordance with the taxable status of the hypothetical transaction used to complete step one of the goodwill impairment test. EITF 02-13 is required to be applied for either step of the goodwill impairment test initiated after September 12, 2002. The adoption of EITF 02-13 is not expected to have a material effect on the consolidated financial statements.

8.	Segment Information

Information concerning the Company’s operations by reportable operating segment for the three and six months ended October 31, 2002 and 2001 is as follows:

	Three months ended		Six months ended
	October 31,		October 31,

	2002	2001	2002	2001

Revenues:
U.S. Tax Operations	$33,429	$27,548	$56,715	$47,041
International Tax Operations	15,326	13,676	19,609	18,473
Mortgage Operations	274,588	180,821	524,894	329,146
Investment Services	50,027	64,827	108,690	133,752
Business Services	97,883	87,446	193,197	172,805
Corporate Operations	143	(422)	(343)	1,660

	$471,396	$373,896	$902,762	$702,877

Earnings (loss) from:
U.S. Tax Operations	$(152,299)	$(104,225)	(246,329)	(185,393)
International Tax Operations	(250)	(991)	(6,701)	(6,644)
Mortgage Operations	153,520	93,191	300,605	159,970
Investment Services	(27,936)	(9,135)	(60,733)	(15,233)
Business Services	(3,785)	2,554	(8,058)	383
Corporate Operations	(13,292)	(9,111)	(19,959)	(11,140)
Interest expense — acquisition debt	(18,203)	(19,360)	(36,976)	(40,758)

Loss before income tax benefit	$(62,245)	$(47,077)	$(78,151)	$(98,815)

9.	Commitments and Contingencies

Subsequent to October 31, 2002, the Company, and a major franchisee of a subsidiary of the Company, reached an agreement with the plaintiff class in the class action lawsuit entitled Ronnie and Nancy Haese, et al. v. H&R Block, Inc. et al., Case No. CV96-423, in the District Court of Kleberg County, Texas, related to refund anticipation loans (RALs). The proposed settlement provides a five-year package of coupons class members can use to obtain a variety of tax preparation and tax planning services from the Company’s subsidiaries. The Company’s major franchisee, which operates more than half of all H&R Block offices in Texas, will share a portion of the total settlement cost. As a result, the Company recorded a liability and pretax expense of $41.7 million, or $.14 per basic and diluted share, during the three months ended October 31, 2002, which represents the Company’s share of the settlement cost for plaintiff class legal fees and expenses, tax products and associated mailing expenses. This amount represents the Company’s best estimate of its liability at this time. In addition to this liability, the Company will recognize the cost of the tax preparation coupons as they are redeemed each year. The settlement is subject to court approval and there are no assurances such approval will be obtained.

In addition to the aforementioned case, the Company and its subsidiaries have from time to time been party to claims and lawsuits arising out of such subsidiaries’ business operations, including other claims and lawsuits relating to RALs, and claims and lawsuits concerning the preparation of customers’ income tax returns, the electronic filing of income tax returns, the fees charged customers for various services, the Peace of Mind warranty program, commission-free trading programs formerly offered by an acquired firm, relationships with franchisees and contract disputes. Such lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. The Company’s management considers these cases to be ordinary, routine litigation incidental to its business, believes the Company and its subsidiaries have meritorious defenses to each of them and is defending, or intends to defend, them vigorously. While management cannot provide assurance the Company and its subsidiaries will ultimately prevail in each instance, management believes that amounts, if any, required to be paid by the Company and its subsidiaries in the discharge of liabilities or settlements will not have a material adverse effect on the Company’s consolidated results of operations or financial position. Regardless of outcome, claims and litigation can adversely affect the Company and its subsidiaries due to defense costs, diversion of management and publicity related to such matters.

Option One Mortgage Corporation provides a guarantee up to a maximum amount equal to approximately 10% of the aggregate principal balance of mortgage loans held by the Trusts before their ultimate disposition by the Trusts. This guarantee would be called upon in the event adequate proceeds were not available from the mortgage loans to satisfy the current or ultimate payment obligations of the Trusts. No losses have been sustained on this commitment since its inception. The total principal balance outstanding on the warehouse facilities as of October 31, 2002 and April 30, 2002 was $1.5 billion and $1.1 billion, respectively.

10.	Condensed Consolidating Financial Statements

Block Financial Corporation (BFC) is an indirect, wholly-owned subsidiary of the Company. BFC is the Issuer and the Company is the Guarantor of the Senior Notes issued on October 21, 1997 and April 13, 2000. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholder’s equity and other intercompany balances and transactions.

Condensed Consolidating Statements of Operations

	Three months ended October 31, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$326,054	$145,384	$(42)	$471,396

Expenses:
Compensation & benefits	—	98,007	131,197	91	229,295
Occupancy & equipment	—	17,256	54,175	—	71,431
Interest	—	16,004	6,694	—	22,698
Depreciation & amortization	—	19,066	17,429	—	36,495
Marketing & advertising	—	8,039	12,934	(155)	20,818
Supplies, freight & postage	—	4,660	9,192	—	13,852
Impairment of goodwill	—	6,000	—	—	6,000
Texas litigation reserve	—	—	41,672	—	41,672
Other	—	55,437	36,518	(132)	91,823

	—	224,469	309,811	(196)	534,084

Operating earnings (loss)	—	101,585	(164,427)	154	(62,688)
Other income, net	(62,245)	—	443	62,245	443

Earnings (loss) before income taxes (benefit)	(62,245)	101,585	(163,984)	62,399	(62,245)
Income taxes (benefit)	(24,898)	32,099	(57,060)	24,961	(24,898)

Net earnings (loss)	$(37,347)	$69,486	$(106,924)	$37,438	$(37,347)

	Three months ended October 31, 2001

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$246,364	$127,532	$—	$373,896

Expenses:
Compensation & benefits	—	78,576	122,111	—	200,687
Occupancy & equipment	—	16,223	45,526	—	61,749
Interest	—	25,918	3,867	—	29,785
Depreciation & amortization	—	16,827	17,502	—	34,329
Marketing & advertising	—	4,601	12,090	(101)	16,590
Supplies, freight & postage	—	2,621	6,849	—	9,470
Other	—	44,332	25,115	—	69,447

	—	189,098	233,060	(101)	422,057

Operating earnings (loss)	—	57,266	(105,528)	101	(48,161)
Other income, net	(47,077)	—	1,084	47,077	1,084

Earnings (loss) before income taxes (benefit)	(47,077)	57,266	(104,444)	47,178	(47,077)
Income taxes (benefit)	(19,066)	10,862	(29,969)	19,107	(19,066)

Net earnings (loss)	$(28,011)	$46,404	$(74,475)	$28,071	$(28,011)

	Six months ended October 31, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$636,957	$265,950	$(145)	$902,762

Expenses:
Compensation & benefits	—	189,392	249,768	323	439,483
Occupancy & equipment	—	31,419	104,874	—	136,293
Interest	—	33,730	11,242	—	44,972
Depreciation & amortization	—	37,537	34,531	—	72,068
Marketing & advertising	—	12,562	17,751	(309)	30,004
Supplies, freight & postage	—	8,557	13,761	—	22,318
Impairment of goodwill	—	24,000	—	—	24,000
Texas litigation reserve	—	—	41,672	—	41,672
Other	—	109,160	63,345	(468)	172,037

	—	446,357	536,944	(454)	982,847

Operating earnings (loss)	—	190,600	(270,994)	309	(80,085)
Other income, net	(78,151)	—	1,934	78,151	1,934

Earnings (loss) before income taxes (benefit)	(78,151)	190,600	(269,060)	78,460	(78,151)
Income taxes (benefit)	(31,260)	76,364	(107,748)	31,384	(31,260)

Net earnings (loss)	$(46,891)	$114,236	$(161,312)	$47,076	$(46,891)

	Six months ended October 31, 2001

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$466,402	$236,528	$(53)	$702,877

Expenses:
Compensation & benefits	—	155,157	221,559	—	376,716
Occupancy & equipment	—	30,900	90,528	—	121,428
Interest	—	54,745	4,845	—	59,590
Depreciation & amortization	—	33,649	35,279	—	68,928
Marketing & advertising	—	7,852	15,411	(202)	23,061
Supplies, freight & postage	—	7,228	8,815	—	16,043
Other	—	85,948	52,396	(53)	138,291

	—	375,479	428,833	(255)	804,057

Operating earnings (loss)	—	90,923	(192,305)	202	(101,180)
Other income, net	(98,815)	—	2,365	98,815	2,365

Earnings (loss) before income taxes (benefit)	(98,815)	90,923	(189,940)	99,017	(98,815)
Income taxes (benefit)	(40,020)	25,671	(65,773)	40,102	(40,020)

Net earnings (loss)	$(58,795)	$65,252	$(124,167)	$58,915	$(58,795)

Condensed Consolidating Balance Sheets

	October 31, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$103,872	$157,043	$—	$260,915
Cash & equivalents-restricted	—	395,133	13,974	—	409,107
Receivables from customers, brokers and dealers	—	542,960	—	—	542,960
Receivables	606	208,852	172,538	—	381,996
Intangible assets and goodwill	—	505,741	575,977	—	1,081,718
Investments in subsidiaries	2,962,016	205	1,263	(2,962,016)	1,468
Other assets	—	1,096,922	202,984	954	1,300,860

Total assets	$2,962,622	$2,853,685	$1,123,779	$(2,961,062)	$3,979,024

Notes payable	$—	$481,613	$—	$—	$481,613
Accts. payable to customers, brokers and dealers	—	846,557	—	—	846,557
Long-term debt	—	747,225	82,378	—	829,603
Other liabilities	783	394,718	324,912	(1,119)	719,294
Net intercompany advances	1,859,882	(296,387)	(1,565,258)	1,763	—
Stockholders’ equity	1,101,957	679,959	2,281,747	(2,961,706)	1,101,957

Total liabilities and stockholders’ equity	$2,962,622	$2,853,685	$1,123,779	$(2,961,062)	$3,979,024

	April 30, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$197,959	$238,186	$—	$436,145
Cash & equivalents-restricted	—	140,180	11,993	—	152,173
Receivables from customers, brokers and dealers	—	844,538	—	—	844,538
Receivables	151	157,747	210,447	—	368,345
Intangible assets and goodwill	—	544,391	562,550	—	1,106,941
Investments in subsidiaries	2,973,936	215	1,609	(2,973,936)	1,824
Other assets	—	1,006,531	314,381	(87)	1,320,825

Total assets	$2,974,087	$2,891,561	$1,339,166	$(2,974,023)	$4,230,791

Accts. payable to customers, brokers and dealers	$—	$903,201	$—	$—	$903,201
Long-term debt	—	746,900	121,487	—	868,387
Other liabilities	6,032	335,687	748,347	(283)	1,089,783
Net intercompany advances	1,598,635	373,975	(1,972,935)	325	—
Stockholders’ equity	1,369,420	531,798	2,442,267	(2,974,065)	1,369,420

Total liabilities and stockholders’ equity	$2,974,087	$2,891,561	$1,339,166	$(2,974,023)	$4,230,791

Condensed Consolidating Statements of Cash Flows

	Six months ended October 31, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$19,163	$(1,181)	$(367,810)	$—	$(349,828)

Cash flows from investing:
Purchase of AFS securities	—	—	(7,692)	—	(7,692)
Maturities of AFS securities	—	103,885	7,946	—	111,831
Purchase property & equipment	—	(7,486)	(49,517)	—	(57,003)
Payments for business acq.	—	—	(21,397)	—	(21,397)
Net intercompany advances	261,247	(670,362)	409,115	—	—
Other, net	—	(556)	(2,257)	—	(2,813)

Net cash provided by (used in) investing activities	261,247	(574,519)	336,198	—	22,926

Cash flows from financing:
Repayments of notes payable	—	(6,430,067)	—	—	(6,430,067)
Proceeds from notes payable	—	6,911,680	—	—	6,911,680
Payments on acquisition debt	—	—	(47,995)	—	(47,995)
Dividends paid	(61,474)	—	—	—	(61,474)
Payments to acquire treasury shares	(313,603)	—	—	—	(313,603)
Proceeds from issuance of common stock	94,667	—	—	—	94,667
Other, net	—	—	(1,536)	—	(1,536)

Net cash provided by (used in) financing activities	(280,410)	481,613	(49,531)	—	151,672

Net increase (decrease) in cash	—	(94,087)	(81,143)	—	(175,230)
Cash – beginning of period	—	197,959	238,186	—	436,145

Cash – end of period	$—	$103,872	$157,043	$—	$260,915

	Six months ended October 31, 2001

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities	$40,442	$226,490	$(381,164)	$—	$(114,232)

Cash flows from investing:
Purchase of AFS securities	—	—	(1,045)	—	(1,045)
Maturities of AFS securities	—	7,722	19,776	—	27,498
Purchase property & equipment	—	(17,549)	(16,175)	—	(33,724)
Payments for business acq.	—	—	(23,468)	—	(23,468)
Net intercompany advances	224,434	(688,982)	464,548	—	—
Other, net	—	—	(23,920)	—	(23,920)

Net cash provided by (used in) investing activities	224,434	(698,809)	419,716	—	(54,659)

Cash flows from financing:
Repayments of notes payable	—	(3,916,323)	—	—	(3,916,323)
Proceeds from notes payable	—	4,798,020	—	—	4,798,020
Payments on acquisition debt	—	—	(47,179)	—	(47,179)
Dividends paid	(57,294)	—	—	—	(57,294)
Payments to acquire treasury shares	(351,845)	—	—	—	(351,845)
Proceeds from issuance of common stock	144,263	—	—	—	144,263
Other, net	—	—	394	—	394

Net cash provided by (used in) financing activities	(264,876)	881,697	(46,785)	—	570,036

Net increase (decrease) in cash	—	409,378	(8,233)	—	401,145
Cash – beginning of period	—	82,942	104,674	—	187,616

Cash – end of period	$—	$492,320	$96,441	$—	$588,761

11.	Subsequent Events

Subsequent to October 31, 2002, the Company completed a NIM transaction on $206.6 million of its residual interests in securitizations. This transaction reduced the Company’s residual interests by $157.7 million, as $48.9 million in new residuals were recorded as a result of the transaction. A pretax net gain of $122.4 million will be recorded during the Company’s third quarter, which ends January 31, 2003. The gain is entirely the result of the realization of write-ups of residual interests previously recorded in other comprehensive income. Future accretion of income and cash receipts from these assets will be commensurately lower.

On November 26, 2002, the Company declared a cash dividend of $.18 per share to shareholders of record as of December 12, 2002, payable on January 2, 2003.

On November 8, 2002, the Company learned that it and certain of its current and former officers and directors had been named in a proposed class action lawsuit filed in the United States District Court for the Southern District of New York entitled Paul White v. H&R Block, Inc., et al. The plaintiff, who seeks to represent a class of shareholders who purchased the Company’s stock between November 8, 1997 and November 1, 2002, alleges that the defendants violated Section 10(b)(5) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose to shareholders various cases in which the Company had been sued regarding its RAL loan program. The Company was served with the summons and complaint on December 2, 2002. Since November 8, 2002, the Company has learned three other lawsuits have been filed, in the same court in which the White case is pending, which involve the same defendants and the same basic allegations as are found in the White case. The Company believes the claims in the White action and similar cases are without merit and intends to defend the cases vigorously. In addition, a shareholder of the Company has made a demand through counsel that the Company commence a civil action against the directors of the Company relating to the same matters as are involved in the White and similar cases. The shareholder’s demand indicates a shareholder’s derivative action will be commenced if the demanded civil action is not commenced.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

H&R Block, Inc. is a diversified company with subsidiaries that deliver tax services, investment and mortgage products and services, and business, accounting and consulting services. For nearly 50 years, the Company has been developing relationships with millions of tax clients and its strategy is to expand on these relationships.

H&R Block’s Mission:

To help our clients achieve their financial objectives
by serving as their tax and financial partner.

H&R Block’s Vision:

To be the world’s leading provider of financial services
through tax and accounting based advisory relationships.

Overview of Reportable Operating Segments

The principal business activity of the Company’s operating subsidiaries is providing tax and other services to the general public. The Company does business in the following reportable operating segments:

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

General

Subsequent to October 31, 2002, the Company and a major franchisee of a subsidiary of the Company, reached an agreement with the plaintiff class in a Texas class action lawsuit related to refund anticipation loans (RALs). The proposed settlement provides a five-year package of coupons class members can use to obtain a variety of tax preparation and tax planning services from the Company’s subsidiaries. The Company’s major franchisee, which operates more than half of all H&R Block offices in Texas, will share a portion of the total settlement cost. As a result, the Company recorded a liability and pretax expense of $41.7 million, or $.14 per basic and diluted share, during the three months ended October 31, 2002, which represents the Company’s share of the settlement cost for plaintiff class legal fees and expenses, tax products and associated mailing expenses. This amount represents the Company’s best estimate of its liability at this time and is subject to approval by the presiding judge. In addition to this liability, the Company will recognize the cost of the tax preparation coupons as they are redeemed each year.

Also subsequent to October 31, 2002, the Company completed a net interest margin (NIM) transaction on $206.6 million of its residual interests in securitizations. This transaction reduced the Company’s residual interests by $157.7 million, as $48.9 million in new residuals were recorded as a result of the transaction. A pretax net gain of $122.4 million will be recorded during the Company’s third quarter, which ends January 31, 2003. The gain is entirely the result of the realization of write-ups of residual interests previously recorded in other comprehensive income. Future accretion of income from these assets will be commensurately lower.

Consolidated H&R Block, Inc.

Consolidated H&R Block, Inc. — Three-Month Results

	Three months ended

	October 31,	October 31,	July 31,
	2002	2001	2002

Revenues	$471,396	$373,896	$431,366

Pretax loss	(62,245)	(47,077)	(15,906)
Net loss	$(37,347)	$(28,011)	$(9,544)

Basic and diluted net loss per share	$(.21)	$(.15)	$(.05)

Three months ended October 31, 2002 compared to October 31, 2001

Consolidated revenues for the three months ended October 31, 2002 were $471.4 million, an increase of $97.5 million, or 26.1%, over the prior year. This increase is primarily due to the Mortgage Operations segment, which increased revenues by $93.8 million. Also contributing to the improvement were Business Services and U.S. Tax Operations, with increases of $10.4 million and $5.9 million, respectively. These increases were partially offset by the decline in revenues from Investment Services of $14.8 million.

The Company reported a pretax loss of $62.2 million for the second quarter of fiscal 2003 compared to a loss of $47.1 million in the prior year, a decline of $15.2 million, or 32.2%. U.S. Tax Operations reported a loss of $152.3 million for the three months ended October 31, 2002, $48.1 million worse than the prior year, primarily as a result of the $41.7 million Texas litigation reserve. Increased losses from Investment Services and Business Services of $18.8 million and $6.3 million, respectively, also contributed to the decline. These losses were partially offset by Mortgage Operations earnings of $153.5 million, a $60.3 million improvement over last year.

The effective income tax rate for the three months ended October 31, 2002 was 40.0%, compared to 40.5% and 39.4% for the three months ended October 31, 2001 and full fiscal year 2002, respectively. The increase in the effective income tax rate over the full fiscal year 2002 is primarily the result of the non-deductible goodwill impairment charge recorded in the first and second quarters of fiscal year 2003. The full fiscal year 2002 effective tax rate of 39.4% was lower than the 40.5% effective tax rate recorded in the second quarter of fiscal year 2002 primarily due to fourth quarter earnings in fiscal 2002 exceeding the estimate on which the second quarter of fiscal 2002 effective tax rate was based.

The Company’s net loss was $37.3 million, or $.21 per basic and diluted share compared to a loss of $28.0 million, or $.15 per basic and diluted share in the second quarter of fiscal 2002. Excluding the effect of the Texas litigation reserve recorded by U.S. Tax Operations and the $6.0 million goodwill impairment recorded by Investment Services, the Company’s net loss would have been $8.7 million, or $.05 per basic and diluted share.

The Company’s performance as measured by earnings before interest (including interest expense on acquisition debt, investment income and interest allocated to operating business units), taxes, depreciation and amortization (EBITDA) declined to negative $2.7 million compared to $7.0 million in the prior year’s second quarter. Management utilizes EBITDA to evaluate the performance of its operating segments as an approximate measure of cash flow generation. The Company’s operations have not historically been capital intensive, and EBITDA also removes the effects of purchase accounting. The calculation of EBITDA may not be comparable to the calculation of EBITDA by other companies and it is a non-GAAP financial measure.

In addition, the Company continues to measure its performance based on the calculation of earnings excluding the after-tax impact of amortization of acquired intangible assets and goodwill impairment. The net loss, excluding the after-tax impact of these expenses, was $21.4 million, or $.12 per basic and diluted share in the second quarter, compared to a loss of $18.5 million, or $.10 per basic and diluted share in last year’s second quarter. This calculation is a non-GAAP financial measure.

Due to the seasonal nature of the Company’s business, the three months ended October 31, 2002 are not comparable to the three months ended July 31, 2002.

Consolidated H&R Block, Inc. — Six-Month Results

	Six months ended

	October 31,	October 31,
	2002	2001

Revenues	$902,762	$702,877

Pretax loss	(78,151)	(98,815)
Net loss	$(46,891)	$(58,795)

Basic and diluted net loss per share	$(.26)	$(.32)

Six months ended October 31, 2002 compared to October 31, 2001

Consolidated revenues for the six months ended October 31, 2002 were $902.8 million, an increase of $199.9 million, or 28.4%. This increase is primarily due to the Mortgage Operations segment, which increased revenues by $195.7 million over the prior year. Also contributing to the improvement were Business Services and U.S. Tax Operations, with increases of $20.4 million and $9.7 million, respectively. These increases were partially offset by the decline in revenues from Investment Services of $25.1 million.

The Company reported a pretax loss of $78.2 million for the first half of fiscal 2003 compared to a loss of $98.8 million in the prior year, an improvement of $20.7 million, or 20.9%. Mortgage Operations reported earnings of $300.6 million, an increase of $140.6 million over last year. Increased losses from U.S. Tax Operations, Investment Services and Business Services of $60.9 million, $45.5 million and $8.4 million, respectively, offset the improvement from Mortgage Operations.

The effective income tax rate for the six months ended October 31, 2002 was 40.0%, compared to 40.5% and 39.4% for the six months ended October 31, 2001 and full fiscal year 2002, respectively. The increase in the effective income tax rate over the full fiscal year 2002 is primarily the result of the non-deductible goodwill impairment charges recorded in the first half of fiscal year 2003. The full fiscal year 2002 effective tax rate of 39.4% was lower than the 40.5% effective tax rate recorded during the six months ended October 31, 2001 primarily due to fourth quarter earnings in fiscal 2002 exceeding the estimate on which the first half of fiscal 2002 effective tax rate was based.

The Company’s net loss was $46.9 million, or $.26 per basic and diluted share compared to a loss of $58.8 million, or $.32 per basic and diluted share in the first half of fiscal 2002. Excluding the effect of the Texas litigation reserve and goodwill impairment, the Company’s net loss would have been $7.5 million, or $.04 per basic and diluted share.

The Company’s performance as measured by EBITDA improved $43.3 million to $51.1 million compared to $7.8 million in the same period last year. The net loss, excluding the after-tax impact of amortization of acquired intangible assets and goodwill impairment, was $2.8 million, or $.02 per basic and diluted share for the six months ended October 31, 2002, compared to a loss of $39.9 million, or $.22 per basic and diluted share for the six months ended October 31, 2001.

U.S. Tax Operations

This segment is primarily engaged in providing tax return preparation, filing and related services in the United States. Segment revenues include fees earned for tax-related services performed at company-owned tax offices and royalties from franchised offices. This segment also includes the Company’s tax preparation software — TaxCut® from H&R Block, other personal productivity software, online tax preparation through a tax professional (whereby the client fills out an online tax organizer and sends it to a tax professional for preparation), online do-it-yourself tax preparation, online professional tax review and online tax advice through the hrblock.com website.

In addition, the Company offers RAL products to its tax clients through a relationship with Household Tax Masters, Inc. (Household). The Company buys participation interests in RALs (49.9% for RALs facilitated at company-owned offices and franchise offices and 25.0% for RALs facilitated in major franchise offices). Revenue from participation is calculated as the Company’s percentage participation multiplied by the fee the customer pays for the RAL. The fee the customer pays for the RAL is set by Household and is primarily based on the dollar amount of the RAL.

Due to the seasonal nature of this segment’s business, three and six-month results are not indicative of the expected results for the entire fiscal year.

U.S. Tax Operations — Three-Month Results

	Three months ended

	October 31,	October 31,	July 31,
	2002	2001	2002

Tax preparation and related fees	$13,370	$10,928	$11,008
Royalties	1,402	1,470	916
RAL participation fees	5	14	277
Software sales	560	722	871
Other	18,092	14,414	10,214

Total revenues	33,429	27,548	23,286

Compensation and benefits	36,677	34,491	26,534
Occupancy and equipment	37,241	33,828	37,190
Depreciation and amortization	6,387	7,429	6,138
Cost of software sales	330	452	353
Bad debt expense	812	(1,042)	904
Supplies, freight and postage	4,204	3,151	1,548
Texas litigation reserve	41,672	—	—
Other	19,801	14,631	11,899
Allocated corporate and shared costs:
Information technology	18,524	20,404	15,702
Marketing	6,732	7,348	5,069
Finance	4,760	3,800	4,208
Supply	3,284	2,527	2,301
Other	5,304	4,754	5,470

Total expenses	185,728	131,773	117,316

Pretax loss	$(152,299)	$(104,225)	$(94,030)

EBITDA	$(140,966)	$(92,309)	$(83,064)

Three months ended October 31, 2002 compared to October 31, 2001

U.S. Tax Operations’ revenues increased $5.9 million, or 21.3%, to $33.4 million for the three months ended October 31, 2002, compared to the three months ended October 31, 2001.

Tax preparation and related fees increased $2.4 million, or 22.3%. The increase is due to an 8.1% increase in the average charge, net of discounts, and a 6.1% increase in tax returns prepared. The average charge, net of discounts, increased to $188.61, compared to $174.41 last year. The average charge, excluding discounts, for the current year was $194.72, up 7.7% from $180.85 earned last year. The average charge is calculated as net tax preparation fees, less discounts if applicable, divided by the number of tax returns prepared. Tax returns prepared in company-owned offices during the quarter were 70 thousand, compared to 66 thousand in the prior year.

Tax returns prepared at franchise offices declined, resulting in a reduction in royalty income of 4.6%.

Other revenue for the three months ended October 31, 2002 was $18.1 million, a 25.5% improvement over last year, principally due to the recognition of deferred revenue from sales of the Peace of Mind (POM) warranty program. POM revenues totaled $6.7 million, up $2.4 million, or 55.8%, over the previous year. Also contributing to this improvement were income tax course revenues of $7.6 million, an increase of $663 thousand over the prior year, due to an 8.7% increase in enrollments.

Total expenses for the three months ended October 31, 2002 were $185.7 million, up $54.0 million, or 40.9%, from last year. The increase in expenses is primarily attributable to the $41.7 million Texas litigation reserve. Compensation and benefits increased $2.2 million, primarily due to higher tax preparer wages in proportion to increased revenues and $1.1 million in expenses related to a new client retention program, partially offset by a decrease in payroll taxes on seasonal stock option exercises. Occupancy and equipment costs increased $3.4 million due to a 2.4% increase in the number of offices under lease, costs associated with office connectivity and equipment rentals. Other expenses increased $5.2 million over the prior year related to consulting and legal fees. While total expenses, excluding the Texas litigation reserve, increased over the previous year’s second quarter, these expenses represent preparations for the upcoming tax season.

The pretax loss of $152.3 million was 46.1% worse than the prior year’s loss of $104.2 million. Excluding the effect of the Texas litigation reserve, the pretax loss would have been $110.6 million, or 6.1%, worse than the three months ended October 31, 2001.

Due to the seasonal nature of this segment’s business, the three months ended October 31, 2002 are not comparable to the three months ended July 31, 2002.

U.S. Tax Operations — Six-Month Results

	Six months ended

	October 31,	October 31,
	2002	2001

Tax preparation and related fees	$24,378	$21,790
Royalties	2,318	2,566
RAL participation fees	282	296
Software sales	1,431	1,495
Other	28,306	20,894

Total revenues	56,715	47,041

Compensation and benefits	63,211	57,560
Occupancy and equipment	74,431	66,954
Depreciation and amortization	12,525	14,733
Cost of software sales	683	771
Bad debt expense	1,716	(161)
Supplies, freight and postage	5,752	4,687
Texas litigation reserve	41,672	—
Other	31,700	23,092
Allocated corporate and shared costs:
Information technology	34,226	33,164
Marketing	11,801	10,152
Finance	8,968	5,663
Supply	5,585	5,413
Other	10,774	10,406

Total expenses	303,044	232,434

Pretax loss	$(246,329)	$(185,393)

EBITDA	$(224,030)	$(161,551)

Six months ended October 31, 2002 compared to October 31, 2001

U.S. Tax Operations’ revenues increased $9.7 million, or 20.6%, to $56.7 million for the six months ended October 31, 2002, compared to the six months ended October 31, 2001.

Tax preparation and related fees increased $2.6 million, or 11.9%. The increase is due to a 6.4% increase in the average charge, net of discounts, on tax returns prepared. The average charge, net of discounts, for the current period was $164.02 compared to $154.15 earned during the prior year period. The average charge, excluding discounts, for the current period was $173.51, up 8.5% from the $159.96 earned last year. Tax returns prepared in company-owned offices through October 2002 of 159 thousand were up slightly over the previous year’s 155 thousand.

Tax returns prepared at franchise offices declined, resulting in a reduction in royalty income of 9.7%.

Other revenue through October 31, 2002 was $28.3 million, a 35.5% improvement over last year primarily due to the recognition of deferred revenue from sales of the POM warranty program.

POM revenues totaled $14.1 million, up $5.6 million, or 66.3%, over the previous year. Also contributing to this improvement were income tax course revenues of $8.3 million, an increase of $692 thousand over the prior year, due to an 8.7% increase in enrollments. Income tax courses are offered in September and October, and provide the Company with a source of trained tax professionals for the upcoming tax season.

Total expenses were $303.0 million, $70.6 million, or 30.4%, higher than last year. The increase in expenses was primarily attributable to the Texas $41.7 million litigation reserve. Compensation and benefits increased $5.7 million primarily due to higher tax preparer wages in proportion to increased revenues and the new client retention program, partially offset by a decrease in payroll taxes on seasonal stock option exercises. Occupancy and equipment costs increased $7.5 million due to a 1.7% increase in the number of offices under lease, costs associated with office connectivity and equipment leases. Other expenses increased $8.6 million related to product development, consulting and legal costs. While total expenses, excluding the Texas litigation reserve, increased over the previous year, these expenses represent preparations for the upcoming tax season.

The increase of $6.6 million in allocated expenses is primarily due to the increased allocation from the Finance department. The larger allocation in the current year is due to the allocation of insurance costs, departmental reorganization costs and additional consulting wages incurred. Due to the timing of expenses incurred compared to the prior year, additional marketing costs were also allocated.

The pretax loss of $246.3 million was 32.9% worse than the loss of $185.4 million recorded during the prior year. Excluding the effect of the Texas litigation reserve, the pretax loss would have been $204.7 million, or 10.4%, worse than last year.

International Tax Operations

This segment is primarily engaged in providing local tax return preparation, filing and related services in Canada, Australia and the United Kingdom. In addition, Overseas operations include company-owned and franchise offices in eight countries that prepare U.S. tax returns for U.S. citizens living abroad. This segment served 2.3 million taxpayers in fiscal 2002. Segment revenues include fees earned for tax-related services performed at company-owned tax offices and royalties from franchise offices.

The Company’s operations in this segment are transacted in the local currencies of the countries in which it operates; therefore, the results can be affected by the translation of local currency results into U.S. dollars. The strengthening of the U.S. dollar, primarily in Australia, during fiscal year 2003 had the effect of increasing revenues and decreasing losses by $783 thousand and $204 thousand, respectively, compared to the first half of fiscal year 2002.

Due to the seasonal nature of this segment’s business, six-month results are not indicative of the expected results for the entire fiscal year. The Canadian tax season is from January to April, the Australian tax season is from July to October and the United Kingdom’s tax season is from August to March.

International Tax Operations — Three-Month Results

	Three months ended

	October 31,	October 31,	July 31,
	2002	2001	2002

Canada	$2,529	$2,367	$2,805
Australia	12,345	10,947	892
United Kingdom	329	239	313
Overseas	123	123	273

Total revenues	15,326	13,676	4,283

Canada	(4,260)	(4,018)	(4,230)
Australia	5,030	4,160	(1,579)
United Kingdom	(193)	(396)	(138)
Overseas	(359)	(160)	(97)
Allocated corporate and shared costs	(468)	(577)	(407)

Pretax loss	$(250)	$(991)	$(6,451)

EBITDA	$420	$(229)	$(5,760)

Three months ended October 31, 2002 compared to October 31, 2001

International Tax Operations’ revenues for the three months ended October 31, 2002 increased $1.7 million, or 12.1%, to $15.3 million, compared to the three months ended October 31, 2001. This improvement is primarily due to increased number of returns and productivity in Australia during its tax season, as well as increases in Canadian tax school enrollments.

The pretax loss of $250 thousand represents an improvement of 74.8% over the loss of $1.0 million recorded in the second quarter last year. This improvement is primarily from the increase in returns prepared in Australian operations. This improvement was partially offset by an increased loss from Canadian operations due to higher bad debt, legal fees incurred for new business initiatives and data communication costs. The decline from Overseas operations is attributable to increases in bad debt expense. The improved performance in the United Kingdom is the result of business restructuring costs incurred in the previous fiscal year and better expense management in the current year.

Due to the seasonal nature of this segment’s business, the three months ended October 31, 2002 are not comparable to the three months ended July 31, 2002.

International Tax Operations — Six-Month Results

	Six months ended

	October 31,	October 31,
	2002	2001

Canada	$5,334	$5,589
Australia	13,237	11,490
United Kingdom	642	871
Overseas	396	523

Total revenues	19,609	18,473

Canada	(8,490)	(7,464)
Australia	3,451	2,510
United Kingdom	(331)	(575)
Overseas	(456)	21
Allocated corporate and shared costs	(875)	(1,136)

Pretax loss	$(6,701)	$(6,644)

EBITDA	$(5,340)	$(5,110)

Six months ended October 31, 2002 compared to October 31, 2001

International Tax Operations’ revenues for the six months ended October 31, 2002 increased $1.1 million, or 6.1%, to $19.6 million compared to the six months ended October 31, 2001. The improvement is due to 3.9% increase in tax returns prepared in Australia. The improvement in Australia was partially offset by slightly lower revenues in Canada, the United Kingdom and Overseas operations.

The pretax loss of $6.7 million represents a 0.9% increased loss over the $6.6 million recorded during the same period last year. The increased loss is primarily from Canadian operations, due to a decline in off-season tax revenue, and increases in bad debt expense, additional legal fees incurred for new business initiatives and data communication costs. The decline from overseas operations is attributable to increases in bad debt expense. The improved performance in Australia is primarily attributed to the increase in revenues, while the United Kingdom benefited from business restructuring costs incurred in the previous fiscal year and better expense management in the current year.

Mortgage Operations

Through Option One Mortgage Corporation and H&R Block Mortgage Corporation, this segment offers a wide range of home mortgage products. This segment is primarily engaged in the origination, servicing, and sale of non-prime and prime mortgage loans.

This segment engages in four principal activities: wholesale loan origination and sale, retail loan origination and sale, loan servicing and capital markets. The Company manages this segment to optimize cash flows from operations while at the same time minimizing risks associated with loan performance.

Wholesale loan origination and sale: This activity offers, through a network of mortgage brokers, a flexible product line to borrowers who are creditworthy but do not meet traditional underwriting criteria (non-prime). The primary source of revenue for this activity is the recognition of gains on sales of mortgage loans. The mortgage loans are sold daily in a whole loan sale to third-party trusts (Trusts), until they are ultimately disposed of, either through a securitization or sale to a third-party whole loan buyer by the Trusts.

Retail loan origination and sale: This activity offers prime mortgage loan products, as well as non-prime mortgage loan products, through some H&R Block Financial Advisors branch offices, H&R Block Mortgage Corporation retail offices and through telemarketing operations. The primary source of revenue for this activity is the recognition of gains on sales of mortgage loans. The prime mortgage loans are sold in whole loan sales to third-party buyers, and the non-prime loans are sold to the Trusts for disposition.

Loan servicing: This activity primarily services non-prime mortgage loans originated from wholesale and retail operations. The primary source of revenue for this activity is the recognition of servicing and late fee income.

Capital markets: This activity holds residual interests in securitized mortgage loans for which cash flows are received over the life of the loans. These residual interests are subsequently securitized in the form of a NIM transaction, and result in the receipt of a substantial portion of the cash from the residual interest at the closing of the NIM transaction, rather than over the actual life of the loans. The primary source of revenue for this activity consists of accretion of residual interests and accretion of realized gains on the write-ups of residual interests. Offsetting these revenues are realized write-downs of residual interests, which are recorded as reductions of revenues.

One of the Company’s core strategic objectives is creating a financial partnership with its tax clients through delivery of advice, coupled with the products and services needed to act on that advice. The Company’s initiative to serve the mortgage needs of its tax clients through its retail mortgage operations resulted in 45.1% of all retail loans, and 10.5% of all loans originated during the quarter, coming from H&R Block tax clients, compared to 41.4% and 6.5%, respectively, in the same period last year.

Mortgage Operations — Three-Month Operating Statistics
(in 000s except # of loans originated
and servicing portfolio)

	Three months ended

	October 31,	October 31,	July 31,
	2002	2001	2002

Number of loans originated:
Wholesale (non-prime)	21,536	18,172	20,774
Retail:
Prime	3,089	1,612	1,899
Non-prime	2,754	1,740	2,379

Total	27,379	21,524	25,052

Volume of loans originated:
Wholesale (non-prime)	$3,083,895	$2,206,041	$2,837,060
Retail:
Prime	444,469	247,233	254,039
Non-prime	351,694	190,925	282,290

Total	$3,880,058	$2,644,199	$3,373,389

Volume of loans acquired	$—	$—	$633,953
Loan sales:
Loans originated and sold	$3,821,649	$2,618,065	$3,357,730
Loans acquired and sold	—	—	633,953

Total	$3,821,649	$2,618,065	$3,991,683

Number of loans serviced	220.8	184.8	232.7
Average servicing portfolio (billions)	$26.2	$19.5	$25.3
Closing ratio	49.8%	51.2%	52.6%
Weighted average FICO score **	604.3	594.1	598.0
Execution price – Net gain on sale: *
Loans originated and sold	4.78%	5.08%	4.88%
Loans acquired and sold	—	—	.18%
Total loans sold	4.78%	5.08%	4.14%
Weighted average coupon rate for borrowers **	8.24%	9.39%	8.83%
Operating profit margin ***	2.99%	3.52%	3.68%
Weighted average loan-to-value **	79.1%	78.9%	79.1%

*	Defined as total premium received divided by total balance of loans delivered (excluding mortgage servicing rights).

**	Represents non-prime production.

***	Defined as pretax earnings before accretion on residual write-ups divided by the volume of loans originated.

Mortgage Operations — Three-Month Operating Results

	Three months ended

	October 31,	October 31,	July 31,
	2002	2001	2002

Components of gain on sale of mortgage loans:
Gain on loan sales	$155,079	$125,926	$165,438
Write-downs of residual interests	(3,702)	(7,740)	(20,430)

Total gain on sale of mortgage loans	151,377	118,186	145,008
Accretion income:
Residual interests	16,768	5,494	15,962
Realized gains on residual write-ups	37,324	—	22,799

Total accretion income	54,092	5,494	38,761
Interest income	27,429	22,501	26,837
Loan servicing revenue	41,325	33,570	38,950
Other	365	1,070	750

Total revenues	274,588	180,821	250,306

Compensation and benefits	62,226	42,695	52,969
Variable servicing and processing	16,606	15,510	15,021
Occupancy and equipment	10,364	7,581	7,574
Interest expense	844	1,394	829
Bad debt expense	3,296	5,450	5,821
Other	26,785	14,478	19,425
Allocated corporate and shared costs	947	522	1,582

Total expenses	121,068	87,630	103,221

Pretax earnings	$153,520	$93,191	$147,085

EBITDA	$158,574	$96,942	$151,807

Three months ended October 31, 2002 compared to October 31, 2001

Mortgage Operations’ revenues increased $93.8 million, or 51.9%, to $274.6 million for the three months ended October 31, 2002, compared to the three months ended October 31, 2001. The improvement is due to an increase in realized gains on previous write-ups of residual interests and increased gains on loan sales.

Gains on loan sales for both wholesale and retail increased $29.2 million to $155.1 million for the three months ended October 31, 2002. This increase over last year is a result of a significant increase in loan origination volume, partially offset by a decrease in loan sale execution pricing. During the second quarter, the Company originated $3.9 billion in mortgage loans compared to $2.6 billion last year, an increase of 46.7%. The increase in loan production is a result of an increase in the number of applications received and an increase in the average loan size. The average loan size increased to $142 thousand from $123 thousand during the second quarter of last year. The execution price representing gain on sale of mortgage loans for the quarter was 4.78% compared to 5.08% last year. The decrease in price is attributable to a decrease in interest rates on the loans.

Write-downs of residual interests in securitizations of $3.7 million were realized in the current period, due to a decline in value of older residuals based on loan performance. Realized write-downs on residuals for the three months ended October 31, 2001 totaled $7.7 million.

Accretion of residual interests of $16.8 million represents an increase of $11.3 million over the prior year’s accretion of $5.5 million. This improvement is the result of increases in the related asset values due to the declining interest rate environment, loan performance exceeding originally modeled levels and added residuals from loan sale activity.

Accretion of realized gains on residual write-ups of $37.3 million were recorded during the three months ended October 31, 2002, related to write-ups that occurred since October 2001.

During the second quarter of fiscal 2003, the Company’s residual interests continued to perform better than expected primarily due to lower interest rates. The lower market interest rates resulted in a reduction in the required interest payments made to the bondholders, thereby allowing the NIM bondholders and residual interest holders to receive cash related to principal and interest payments, respectively, earlier than expected in the Company’s valuation models. As a result of these items the Company recorded pretax mark-to-market write-up adjustments, which increased the fair value of its residual interests by $43.8 million during the quarter. These write-ups were offset by write-downs of $5.4 million and were recorded, net of deferred taxes of $14.6 million, in other comprehensive income and will be accreted into income throughout the remaining life of those residual interests. Future changes in interest rates or other assumptions could cause additional adjustments to the fair value of the residual interests and could cause changes to the accretion of these residual interests in future periods. Write-ups of residual interests of $45.1 million were recorded in the prior year quarter.

Revenues related to the origination and sale of wholesale and retail mortgage loans primarily consist of gains on loan sales and interest income. Interest income increased $4.9 million to $27.4 million due to higher excess retained interest earned. The excess retained interest is what the Company earns on its receivable from the third-party Trusts, and is the difference between the rate on the loans and the financing costs of the Trusts during the time period the Trusts hold the loans prior to its disposition of the loans. The interest rate margin on the receivable increased to 5.64% during the three months ended October 31, 2002, compared to 5.21% last year.

Servicing revenues increased $7.8 million, or 23.1%, to $41.3 million this year, compared to last year’s second quarter. The increase reflects a higher loan-servicing portfolio. The average servicing portfolio for the three-month period ended October 31, 2002 increased $6.8 billion, or 34.7%, to $26.2 billion, compared to last year.

Total expenses increased $33.4 million, or 38.2% over the prior year. This increase is primarily due to increased compensation and benefits as a result of additional employees needed to support the higher loan production volumes. In addition, consulting expenses increased $3.3 million related to new initiatives to obtain a bank charter and improve technology.

Pretax earnings increased $60.3 million, or 64.7%, to $153.5 million for the three months ended October 31, 2002.

Three months ended October 31, 2002 compared to July 31, 2002

Mortgage Operations’ revenues increased $24.3 million, or 9.7%, for the three months ended October 31, 2002, compared to the three months ended July 31, 2002. The increase is primarily due to an increase in realized gains on previous write-ups of residual interests.

Gains on loan sales for both wholesale and retail decreased $10.4 million to $155.1 million for the three months ended October 31, 2002. This decrease from the preceding quarter is primarily a result of an increase in loan origination costs and a decrease in execution price on loans originated and sold. The execution price for the quarter declined to 4.78% from 4.88% for the three months ended July 31, 2002, primarily as a result of a decrease in the average coupon rate.

Write-downs of residual interests in securitizations of $3.7 million were realized during the second quarter, due to a decline in value of older residuals based on loan performance. Realized write-downs on residuals for the three months ended July 31, 2002 totaled $20.4 million.

Accretion of residual interests of $16.8 million represents an increase of 5.0% over the preceding quarter’s accretion of $16.0 million. This improvement is the result of increases in the related asset values.

Accretion of realized gains on residual write-ups increased $14.5 million to $37.3 million for the three months ended October 31, 2002 compared to $22.8 million for the three months ended July 31, 2002, due to write-ups of $77.9 million and $43.8 million that occurred during the first and second quarters of fiscal year 2003, respectively.

Interest income increased $592 thousand to $27.4 million due to higher excess retained interest earned, as a result of a higher average receivable balance from the Trust, partially offset by a lower excess retained interest spread. The excess retained interest spread for the three months ended October 31, 2002 was 5.64% compared to 6.40% for the first quarter.

Servicing revenues increased $2.4 million, or 6.1%, to $41.3 million, compared to the first quarter. The increase reflects a higher loan-servicing portfolio. The average servicing portfolio for the three-month period ended October 31, 2002 increased $956.5 million, or 3.8%, to $26.2 billion, compared to the preceding quarter.

Total expenses increased $17.8 million, or 17.3%. This is primarily due to increases in compensation and benefits due to an increase in the number of employees supporting the higher loan production volumes.

Pretax earnings increased $6.4 million, or 4.4%, for the three months ended October 31, 2002 compared to the previous quarter.

Mortgage Operations — Six-Month Operating Statistics
(in 000s except # of loans originated
and servicing portfolio)

	Six months ended

	October 31,	October 31,
	2002	2001

Number of loans originated:
Wholesale (non-prime)	42,310	36,171
Retail:
Prime	4,988	3,841
Non-prime	5,133	3,206

Total	52,431	43,218

Volume of loans originated:
Wholesale (non-prime)	$5,920,954	$4,326,569
Retail:
Prime	698,509	591,484
Non-prime	633,984	350,092

Total	$7,253,447	$5,268,145

Volume of loans acquired	$633,953	$—
Loan sales:
Loans originated and sold	$7,179,379	$5,236,511
Loans acquired and sold	633,953	—

Total	$7,813,332	$5,236,511

Number of loans serviced	220.8	184.8
Average servicing portfolio (billions)	$25.8	$19.1
Closing ratio	51.0%	50.9%
Weighted average FICO score **	601.3	596.9
Execution price – Net gain on sale: *
Loans originated and sold	4.83%	4.54%
Loans acquired and sold	.18%	—
Total loans sold	4.44%	4.54%
Weighted average coupon rate for borrowers **	8.52%	9.43%
Operating profit margin ***	3.32%	3.04%
Weighted average loan-to-value	79.1%	79.0%

*	Defined as total premium received divided by total balance of loans delivered (excluding mortgage servicing rights).
**	Represents non-prime production.
***	Defined as pretax earnings before accretion on residual write-ups divided by the volume of loans originated.

Mortgage Operations — Six-Month Operating Results

	Six months ended

	October 31,	October 31,
	2002	2001

Components of gain on sale of mortgage loans:
Gain on loan sales	$320,517	$230,973
Write-downs of residual interests	(24,132)	(16,553)

Total gain on sale of mortgage loans	296,385	214,420
Accretion income:
Residual interests	32,730	12,954
Realized gains on residual write-ups	60,123	—

Total accretion income	92,853	12,954
Interest income	54,266	34,235
Loan servicing income	80,275	66,043
Other	1,115	1,494

Total revenues	524,894	329,146

Compensation and benefits	115,195	84,467
Variable servicing and processing	31,627	27,030
Occupancy and equipment	17,938	13,618
Interest expense	1,673	3,189
Bad debt expense	9,117	12,066
Other	46,210	28,004
Allocated corporate and shared costs	2,529	802

Total expenses	224,289	169,176

Pretax earnings	$300,605	$159,970

EBITDA	$310,381	$166,880

Six months ended October 31, 2002 compared to October 31, 2001

Mortgage Operations’ revenues increased $195.7 million, or 59.5%, to $524.9 million for the six months ended October 31, 2002, compared to the six months ended October 31, 2001. The increase is primarily due to an increase from wholesale and retail loan originations and sales.

Gains on sales of mortgage loans for both wholesale and retail increased $89.5 million to $320.5 million for the six months ended October 31, 2002. This increase over last year is a result of a significant increase in loan production volume and an increase in the closing ratio. For the six months ended October 31, 2002, the Company originated $7.3 billion in mortgage loans compared to $5.3 billion last year, an increase of 37.7%. The increase in loan production is a result of an increase in the number of applications received and an increase in the average loan size. The average loan size increased to $138 thousand from $122 thousand last year. The closing ratio increased to 51.0% from 50.9% last year. During the period, the Company received 89% of its gain on sale in cash, compared to 90% in the prior year. See further discussion in the Financial Condition section.

Write-downs of residual interests in securitizations of $24.1 million were realized during the current period, due to a decline in value of older residuals based on loan performance. Realized write-downs on residuals for the six months ended October 31, 2001 totaled $16.6 million.

Accretion of residual interests of $32.7 million represents an increase of $19.8 million over the prior year’s accretion of $13.0 million. This improvement is the result of increases in the related asset values due to the declining interest rate environment and added residuals from loan sale activity.

Accretion of realized gains on residual write-ups of $60.1 million were recorded during the six months ended October 31, 2002, related to write-ups that occurred since October 2001. No such accretion was realized in the prior year, as no write-ups occurred prior to October 2001.

During fiscal 2003, the Company’s residual interests continued to perform better than expected primarily due to lower interest rates, as well as lower loan losses. As a result of these items the Company recorded pretax mark-to-market write-up adjustments, which increased the fair value of its residual interests $121.6 million during the year. These write-ups were partially offset by write-downs of $5.7 million and were recorded, net of deferred taxes of $44.3 million, in other comprehensive income and will be accreted into income throughout the remaining life of those residual interests. Future changes in interest rates or other assumptions could cause additional adjustments to the fair value of the residual interests and would cause changes to the accretion of these residual interests in future periods. Write-ups of residual interests of $45.1 million were recorded during the six months ended October 31, 2001.

Interest income increased $20.0 million to $54.3 million due to a higher average receivable balance from the Trusts and an increase in the interest rate margin to 5.85% during the six months ended October 31, 2002, compared to 5.08% last year.

Servicing revenues increased $14.2 million, or 21.5%, to $80.3 million this year, compared to the prior year. The increase reflects a higher loan-servicing portfolio. The average servicing portfolio for the six-month period ended October 31, 2002 increased $6.7 billion, or 34.7%, to $25.8 billion compared to last year.

Total expenses increased $55.1 million, or 32.6%. This is primarily due to increases in compensation and benefits due to an increase in the number of employees supporting the higher loan production volumes. Consulting expenses increased $5.3 million related to new initiatives to obtain a bank charter and improve technology. Occupancy and equipment expenses increased due to additional leased space. In addition, variable servicing and processing expense related to loan servicing increased $4.6 million due to the increase in the size of the servicing portfolio.

Pretax earnings increased $140.6 million, or 87.9%, to $300.6 million for the six months ended October 31, 2002.

Investment Services

This segment is primarily engaged in offering investment advice and services through H&R Block Financial Advisors, Inc. (HRBFA), a full-service securities broker-dealer. HRBFA is a member of the New York Stock Exchange and other principal exchanges. The Investment Services segment offers investment planning, brokerage services, investment advice, and related financial services and securities products through approximately 1,710 financial advisors at over 740 branch offices located throughout the United States. Some offices are co-located with tax and mortgage offices to offer customers one location for their financial services needs.

Products and services offered to Investment Services’ customers include: stock trading, annuities, fixed income products, mutual funds, margin accounts, money market funds with sweep provisions for settlement of customer transactions, checking privileges, account access/review via the internet, online trading, fee-based accounts, individual retirement accounts, dividend reinvestment, option accounts and stock research and recommendations. In addition, clients of the Company’s U.S. Tax Operations segment are given the opportunity to open an individual retirement account (Express IRA) through HRBFA as a part of the income tax return preparation process. The Express IRA is invested in an FDIC insured money market account through Reserve Management Corporation at a federally insured depository institution paying competitive money market interest rates.

Investment Services — Three-Month Operating Statistics
(actual amounts, except as indicated)

	Three months ended

	October 31,	October 31,	July 31,
	2002	2001	2002

Customer trades	292,880	377,094	374,250
Customer daily average trades	4,576	6,285	5,940
Average revenue per trade	$119.21	$103.82	$118.92
Number of active accounts	710,495	608,594	730,985
Average trades per active account per quarter	0.41	0.62	0.51
Average trades per active account per year (annualized)	1.65	2.48	2.05
Ending balance of assets under administration (billions)	$21.4	$27.1	$21.3
Average assets per active account	$30,102	$44,448	$29,116
Ending margin balances (000s)	$503,000	$888,000	$651,000
Ending customer payables balances (000s)	$821,000	$772,000	$793,000

Investment Services — Three-Month Operating Results

	Three months ended

	October 31,	October 31,	July 31,
	2002	2001	2002

Margin interest revenue	$9,758	$18,545	$11,196
Less: interest expense	1,586	4,267	1,691

Net interest income	8,172	14,278	9,505
Commission revenue	20,187	25,920	25,354
Fee revenue	8,039	6,800	8,609
Firm trading revenue	11,509	10,929	12,952
Other	534	2,633	552

Total revenues *	48,441	60,560	56,972
Commissions	9,740	12,373	11,380
Other variable expenses	831	2,653	548

Total variable expenses	10,571	15,026	11,928
Operating margin	37,870	45,534	45,044
Compensation and benefits	23,360	21,236	23,851
Occupancy and equipment	6,640	7,413	6,622
Depreciation and amortization	5,621	4,803	5,376
Amortization of acquisition intangibles	7,325	7,381	7,325
Impairment of goodwill	6,000	—	18,000
Other	13,929	11,411	13,699
Allocated corporate and shared costs	2,931	2,425	2,968

Total fixed expenses	65,806	54,669	77,841

Pretax loss	$(27,936)	$(9,135)	$(32,797)

EBITDA	$(8,402)	$3,582	$(1,523)

*	Total revenues, less interest expense.

Three months ended October 31, 2002 compared to October 31, 2001

Investment Services’ revenues, net of interest expense, for the three months ended October 31, 2002 decreased $12.1 million, or 20.0%, to $48.4 million compared to the three months ended October 31, 2001. The decrease is primarily due to lower net interest income and commission revenue.

Margin interest revenue declined 47.4% to $9.8 million from the prior year, which is a result of a decline in margin balances and, to a lesser extent, lower interest rates. Margin balances have declined from an average of $1.1 billion for the three months ended October 31, 2001 to $560.0 million in the current period, due to weak investor confidence and declining stock market values. Accordingly, total interest expense decreased 62.8% to $1.6 million compared to the second quarter of fiscal 2002. Interest paid on payables to customers decreased 54.1% to $1.5 million, while interest paid on securities lending decreased 93.5% to $62 thousand.

The Company measures the profitability of margin lending activities through the net interest margin. Net interest margin is defined as interest earned on the average margin loan balance, less the cost of funding these loans. Net interest margin declined from 1.08% for the quarter ended October 31, 2001 to .36% for the quarter ended October 31, 2002, in conjunction with the decrease in market rates.

Commission revenue decreased $5.7 million, or 22.1%, to $20.2 million. Total customer trades for the second quarter of fiscal 2003 were 293 thousand, a decline of 22.3% from the previous year’s second quarter of 377 thousand customer trades due to weak investor confidence and declining stock market values.

Fee revenue increased $1.2 million, or 18.2%, due to the implementation of a new fee structure in November of last year, and the addition of wealth management products.

Firm trading revenue, including equities, fixed income trading, underwriting, and unit investment trusts, increased 5.3% to $11.5 million. Underwriting revenues increased $2.6 million or 50.4% to $7.7 million from $5.1 million in the second quarter of fiscal year 2002, primarily due to increased demand for Trust Preferred Debt Securities and $2.4 million in additional underwriting fees in the current year quarter. Beginning in the first quarter, the Company became part of managing underwriting groups and has continued to generate fees related to these underwritings. Partially offsetting these increases, revenues from fixed income trading decreased 31.5% to $3.8 million from $5.5 million. Equity trading declined $1.0 million as a result of the principal equity trading operations closing in April 2002.

Total expenses increased $6.7 million, or 9.6%, to $76.4 million due primarily to goodwill impairment, increases in operating expenses resulting from various new initiatives to expand products and the business, including the installation of a new back office brokerage operating system and the retention accrual, as discussed below. These increased expenses were partially offset by a decrease in commissions expense due to the decline in customer trading and cost containment measures.

During the first quarter, the Company engaged an independent valuation firm to evaluate the fair value of goodwill related to the Investment Services segment as of July 31, 2002 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). While step one of the test was completed during the first quarter, step two of the goodwill impairment test was not completed until the second quarter. The results of step two required an additional impairment charge of $6.0 million, which was recorded during the three months ended October 31, 2002.

Key to Investment Services’ future success is retention of its financial advisors and recruitment of new advisors. As a result of meeting certain three-year production goals set at the time of acquisition, certain long-term advisors are eligible to receive a one-time retention payment. An additional accrual of $1.6 million was recorded in the second quarter of fiscal 2003 compared to $737 thousand in the second quarter of fiscal 2002. The retention period is through December 31, 2002 with a payment to be made at the beginning of calendar year 2003.

Pretax losses for Investment Services for the second quarter of fiscal year 2003 were $27.9 million compared to the comparable prior year period’s loss of $9.1 million.

Three months ended October 31, 2002 compared to July 31, 2002

Investment Services’ revenues, net of interest expense, for the second quarter of fiscal 2003 decreased $8.5 million, or 15.0%, to $48.4 million from $57.0 million in the first quarter. The decrease is primarily due to lower commission revenue, firm trading revenue and margin interest income.

Margin interest revenue declined $1.4 million, or 12.8%, to $9.8 million from the quarter ended July 31, 2002. The decrease is due to lower margin balances. Customer margin balances have declined from an average of $721.0 million for the first quarter of 2003 to an average of $560.0 million for the second quarter.

Commission revenue decreased $5.2 million, or 20.4%, to $20.2 million, driven by a decrease of 81 thousand, or 21.7%, in total customer trades for second quarter of fiscal year 2003, down to 293 thousand compared to 374 thousand in the first quarter.

Firm trading revenue, including equities, fixed income trading, underwriting, and unit investment trusts, decreased 11.1% to $11.5 million. Revenues from fixed income trading decreased $1.1 million partially due to unrealized losses on the municipal bonds as a result of lower market valuations.

Total expenses decreased $13.4 million from the preceding quarter, primarily due to the goodwill impairment of $18.0 million recorded in the first quarter, compared to the $6.0 million recorded in the current period.

The pretax loss for this segment decreased 14.8% to $27.9 million from $32.8 million in the first quarter of fiscal year 2003.

Investment Services — Six-Month Operating Statistics
(actual amounts, except as indicated)

	Six months ended

	October 31,	October 31,
	2002	2001

Customer trades	667,130	766,437
Customer daily average trades	5,253	6,231
Average revenue per trade	$119.04	$107.67
Number of active accounts	710,495	608,594
Ending balance of assets under administration (billions)	$21.4	$27.1
Average assets per active account	$30,102	$44,448
Ending margin balances (000s)	$503,000	$888,000
Ending customer payables balances (000s)	$821,000	$772,000

Investment Services — Six-Month Operating Results

	Six months ended

	October 31,	October 31,
	2002	2001

Margin interest revenue	$20,954	$41,824
Less: interest expense	3,277	10,912

Net interest income	17,677	30,912
Commission revenue	45,541	52,514
Fee revenue	16,648	11,311
Firm trading revenue	24,461	24,158
Other	1,086	3,945

Total revenues *	105,413	122,840
Commissions	21,120	24,770
Other variable expenses	1,379	5,059

Total variable expenses	22,499	29,829
Operating margin	82,914	93,011
Compensation and benefits	47,211	40,621
Occupancy and equipment	13,262	15,101
Depreciation and amortization	10,997	9,785
Amortization of acquisition intangibles	14,650	14,762
Impairment of goodwill	24,000	—
Other	27,628	24,178
Allocated corporate and shared costs	5,899	3,797

Total fixed expenses	143,647	108,244

Pretax loss	$(60,733)	$(15,233)

EBITDA	$(9,925)	$10,418

*	Total revenues, less interest expense.

Six months ended October 31, 2002 compared to October 31, 2001

Investment Services’ revenues, net of interest expense, decreased $17.4 million, or 14.2%, to $105.4 million for the six months ended October 31, 2002 compared to the same period last year. The decrease is primarily due to lower net interest income and commission revenue.

Margin interest revenue declined 49.9%, down to $21.0 million from the prior year, a result of the decline in margin balances and, to a lesser extent, lower interest rates. Margin balances declined from an average of $1.2 billion for the six months ended October 31, 2001, to $640.0 million in the current period. Total interest expense decreased 70.0% to $3.3 million compared to the six months ended October 31, 2001. Interest paid on payables to customers decreased 61.0% to $3.0 million, while interest paid on securities lending decreased 93.6% to $194 thousand. Net interest margin declined from 1.34% for the six months ended October 31, 2001 to .53% for the six months ended October 31, 2002, in conjunction with the decrease in market rates.

Fee revenue increased $5.3 million, or 47.2%, due to the implementation of a new fee structure in November of last year, and the addition of wealth management products.

Commission revenue decreased $7.0 million, or 13.3%, to $45.5 million. Total customer trades for the first half of fiscal 2003 were 667 thousand, a decline of 13.0% from the previous year’s period of 766 thousand customer trades.

Total expenses increased $28.1 million, or 20.3%, to $166.1 million from $138.1 million due primarily to the $24.0 million goodwill impairment charge and increases in operating expenses due to various new initiatives to expand products and the business, including the installation of a new back office brokerage operating system. Additionally, the retention bonus accrual increased $1.5 million over the prior year. These increased expenses were partially offset by a decrease in commissions expense due to the decline in customer trading.

During the first quarter of fiscal 2003, the Company engaged an independent valuation firm to evaluate the fair value of goodwill related to the Investment Services segment as of July 31, 2002 in accordance with SFAS 142. While step one of the test was completed during the first quarter and an estimated impairment charge of $18.0 million was recorded, step two of the goodwill impairment test was not completed until the second quarter. The results of step two indicated an additional impairment charge of $6.0 million, which was recorded during the three months ended October 31, 2002. No goodwill impairment charges were recorded during the six months ended October 31, 2001.

Pretax losses for Investment Services for the six months ended October 31, 2002 were $60.7 million compared to the prior year loss of $15.2 million. Operating results for Investment Services have declined primarily due to weaker trading activity, a decline in margin lending and goodwill impairment charges. Revenues are closely linked with the overall performance of market indices and management believes when investors are once again confident in the market, margin lending and stock transactions will increase, which will positively affect this segment’s results.

Business Services

This segment is primarily engaged in providing accounting, tax, consulting, payroll, employee benefits and capital markets services to business clients and tax and financial planning, wealth management and insurance services to individuals.

Business Services — Three-Month Results

	Three months ended

	October 31,	October 31,	July 31,
	2002	2001	2002

Accounting, consulting and tax	$85,000	$74,727	$82,916
Product sales	5,774	4,950	5,573
Management fee revenue	3,150	3,150	3,150
Other	3,959	4,619	3,675

Total revenues	97,883	87,446	95,314

Compensation and benefits	65,654	62,496	69,074
Occupancy and equipment	6,789	4,491	4,502
Depreciation and amortization	1,767	1,521	1,741
Marketing and advertising	1,775	1,307	1,490
Bad debt expense	2,439	1,617	889
Amortization of acquisition intangibles	3,690	3,255	3,994
Other	19,070	9,770	17,344
Allocated corporate and shared costs	484	435	553

Total expenses	101,668	84,892	99,587

Pretax earnings (loss)	$(3,785)	$2,554	$(4,273)

EBITDA	$1,699	$7,347	$1,490

Three months ended October 31, 2002 compared to October 31, 2001

Business Services’ revenues of $97.9 million for the three months ended October 31, 2002 increased $10.4 million, or 11.9%, from the prior year’s second quarter. This increase was primarily due to the acquisitions of MyBenefitSource, Inc. and Equico Resources, LLC (“RSM Equico”) in December 2001. These acquisitions increased revenue for the quarter by $11.4 million.

Accounting and tax services also improved over the prior quarter. These increases were partially offset by declines in general business consulting, as well as a decline of $1.0 million in revenue from wealth management services. The reduction in general business consulting services is due to downsizing of unprofitable service lines, coupled with a recession in manufacturing and a continuing cautious business environment. These factors have contributed to weakness in the growth of the segment’s business consulting services in the current fiscal year.

An additional $7.8 million in revenues were recorded due to additional billed out-of-pocket expenses incurred during the current period, offset by a decline of $7.2 million in tax consulting revenues.

Total expenses increased to $101.7 million, primarily due to $7.8 million in additional out-of-pocket expenses billed to clients. Additionally, legal and travel costs incurred increased $1.4 million and $1.3 million, respectively.

The pretax loss for the period was $3.8 million compared to last year’s earnings of $2.6 million. The decline in performance was primarily attributable to $4.3 million of operating losses from payroll services (MyBenefitSource) and valuation and capital markets (RSM Equico). Lower revenues from tax consulting and wealth management services also contributed to the decline.

Due to the seasonal nature of this segment’s business, the three months ended October 31, 2002 are not comparable to the three months ended July 31, 2002.

Business Services — Six-Month Results

	Six months ended

	October 31,	October 31,
	2002	2001

Accounting, consulting and tax	$167,916	$145,005
Product sales	11,347	10,315
Management fee revenue	6,300	5,400
Other	7,634	12,085

Total revenues	193,197	172,805

Compensation and benefits	134,728	120,659
Occupancy and equipment	11,291	9,910
Depreciation and amortization	3,508	3,623
Marketing and advertising	3,265	2,670
Bad debt expense	3,328	4,628
Amortization of acquisition intangibles	7,684	6,451
Other	36,414	23,744
Allocated corporate and shared costs	1,037	737

Total expenses	201,255	172,422

Pretax earnings (loss)	$(8,058)	$383

EBITDA	$3,189	$10,492

Six months ended October 31, 2002 compared to October 31, 2001

Business Services’ revenues of $193.2 million for the six months ended October 31, 2002 increased $20.4 million, or 11.8%, from the prior year. This increase was primarily due to the acquisitions of MyBenefitSource and RSM Equico in December 2001. The effect of these acquisitions was to increase revenue for the period by $22.1 million.

Accounting and tax services also improved over the prior year. Partially offsetting these increases, revenue from wealth management services and general business consulting declined $13.6 million from the prior year. The reduction in general business consulting services is due to the elimination and downsizing of unprofitable service lines, coupled with a recession in manufacturing and a continuing cautious business environment. These factors have contributed to weakness in the growth of the segment’s business consulting services in the current fiscal year.

An additional $6.4 million in revenues were recorded due to additional billed out-of-pocket expenses incurred during the current period, offset by a decline of $7.7 million in tax consulting revenues.

Total expenses increased to $201.3 million, primarily due to $17.5 million in compensation costs of MyBenefitSource and RSM Equico, which were not included in the prior year. Additionally, out-of-pocket expenses billed to clients rose $6.4 million in the current period, while legal and travel costs incurred increased $2.7 million and $2.5 million, respectively.

The pretax loss for the period was $8.1 million compared to last year’s earnings of $383 thousand. The current year loss was primarily attributable to $8.0 million of operating losses for payroll services (MyBenefitSource) and valuation and capital markets (RSM Equico).

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

Corporate Operations &
Interest Expense on Acquisition Debt — Three-Month Results

	Three months ended

	October 31,	October 31,	July 31,
	2002	2001	2002

Operating revenues	$1,553	$1,007	$738
Eliminations	(1,410)	(1,429)	(1,224)

Total revenues	143	(422)	(486)

Corporate expenses:
Compensation and benefits	4,476	7,730	4,161
Interest expense *	1,299	3,012	(2,855)
Marketing and advertising	83	1,240	147
Other	5,353	3,523	7,013

	11,211	15,505	8,466
Support departments:
Information technology	22,348	19,394	18,931
Marketing	6,069	5,540	4,639
Finance	7,293	4,794	6,112
Other	13,483	8,760	10,830

	49,193	38,488	40,512
Allocation of shared services	(46,436)	(44,211)	(41,713)
Investment income, net	533	1,093	1,084

Pretax loss	$(13,292)	$(9,111)	$(6,667)

Interest expense on acquisition debt	$18,203	$19,360	$18,773

*	Represents net interest expense charged to financial related businesses and corporate operations for cash borrowed to fund operating activities.

Three months ended October 31, 2002 compared to October 31, 2001

Corporate expenses decreased by $4.3 million, or 27.7%, primarily due to a decline in compensation and benefits. Other expenses increased as a result of additional consulting fees incurred during the quarter.

Information technology expenses increased by $3.0 million, or 15.2%, primarily due to an increase of 24.8% in the average number of employees over the three months ended October 31, 2001. Equipment expenses also increased by 29.9%, due to the lease of additional computer hardware during the quarter. These increased costs reflect continuing investments by the Company in technology to support growth in its businesses.

Finance department expenses increased by $2.5 million, or 52.1%, primarily as a result of increased insurance costs due to the general insurance market. In addition, consulting fees related to departmental reorganization also increased over the prior year period.

The pretax loss was $13.3 million, compared with last year’s second quarter loss of $9.1 million.

The decrease in interest expense on acquisition debt is attributable to lower financing costs and a $39.8 million payment on acquisition debt in August 2002.

Due to the seasonal nature of this segment, the three months ended October 31, 2002 are not comparable to the three months ended July 31, 2002.

Corporate Operations &
Interest Expense on Acquisition Debt — Six-Month Results

	Six months ended

	October 31,	October 31,
	2002	2001

Operating revenues	$2,291	$4,480
Eliminations	(2,634)	(2,820)

Total revenues	(343)	1,660

Corporate expenses:
Compensation and benefits	8,638	10,210
Interest expense *	(1,555)	1,295
Marketing and advertising	230	2,011
Other	12,364	8,611

	19,677	22,127
Support departments:
Information technology	41,279	34,975
Marketing	10,708	7,905
Finance	13,405	7,278
Other	24,313	19,626

	89,705	69,784
Allocation of shared services	(88,149)	(76,900)
Investment income, net	1,617	2,211

Pretax loss	$(19,959)	$(11,140)

Interest expense on acquisition debt	$36,976	$40,758

*	Represents net interest expense charged to financial related businesses and corporate operations for cash borrowed to fund operating activities.

Six months ended October 31, 2002 compared to October 31, 2001

Revenues of a negative $343 thousand were $2.0 million lower than last year due primarily to a write-down of investments at the Company’s captive insurance subsidiary of $1.3 million.

Corporate expenses decreased $2.5 million, or 11.1%, over the prior year, primarily due to lower marketing expenses and compensation and benefits. Marketing expenses decreased as a result of consulting project expenses incurred in the prior year, which were completed prior to fiscal year

2003. Other expenses also increased as a result of additional consulting fees incurred during the period.

Information technology expenses increased by $6.3 million, or 18.0%, primarily due to an increase of 32.3% in the number of employees over the six months ended October 31, 2001. Equipment expenses also increased by 18.0%, due to the lease of additional computer hardware during the year.

Marketing expenses increased slightly over the prior year as a result of advertising fees, which were incurred during the third quarter of fiscal year 2002, but incurred during the second quarter of fiscal year 2003.

Finance department expenses increased by $6.1 million, or 84.2%, primarily as a result of increased insurance costs. In addition, consulting fees related to departmental reorganization also increased over the prior year period.

The pretax loss was $20.0 million, compared with last year’s loss of $11.1 million.

The decrease in interest expense on acquisition debt is attributable to lower financing costs and a $39.8 million payment on acquisition debt in August 2002.

FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 3, respectively.

The Company’s liquidity needs are met primarily through a combination of operating cash flows, commercial paper (CP) issuance, HRBFA client account assets and stock loans and whole loan sales.

OPERATING CASH FLOWS

Operating cash flows totaled negative $349.8 million and negative $114.2 million for the six months ended October 31, 2002 and 2001, respectively. While annual operating cash flows are positive, the seasonal nature of U.S. Tax Operations typically results in negative operating cash flow through the first three quarters of the fiscal year followed by large positive operating cash flow in the fourth quarter.

Free cash flow is a supplemental, non-GAAP measure, which is defined as cash generated from operating activities, reduced by capital expenditures, contingent payments on prior acquisitions, debt payments, tax benefits on stock option exercises and other investing activities. Free cash flow, as defined, was $398.8 million and $249.2 million for the six months ended October 31, 2002 and 2001, respectively, and $604.1 million for the year ended April 30, 2002. This calculation of free cash flow may not be comparable to that of other companies.

COMMERCIAL PAPER ISSUANCE

Commercial paper is issued through Block Financial Corporation (BFC) and H&R Block Canada, Inc., wholly-owned subsidiaries of the Company. The following chart provides the debt ratings for BFC as of October 31, 2002:

	Short-term	Long-term	Outlook

Fitch	F1	A	Negative
Moody’s	P2	A3	Stable
S&P	A2	BBB+	Stable

The following chart provides the debt ratings for H&R Block Canada, Inc. as of October 31, 2002:

	Short-term	Long-term

DBRS	R-1 (low)	A
Moody’s	P2

The Company incurred short-term borrowings throughout the second quarter primarily to fund receivables associated with its Business Services segment, mortgage loans held for sale, seasonal working capital needs, dividend payments, and purchases of treasury stock. Short-term borrowings were down significantly to $481.6 million at October 31, 2002, compared with $881.7 million at October 31, 2001.

The Company’s commercial paper issuances are supported by unsecured committed lines of credit (CLOCs). The United States issuances are supported by a $2.0 billion CLOC from a consortium of twenty-two banks. The $2.0 billion CLOC is subject to annual renewal in October of 2003, and has a one-year term-out provision with a maturity date of October 22, 2004. This line is subject to various affirmative and negative covenants, including a minimum net worth covenant. The Canadian issuances are supported by a credit facility provided by one bank in an amount not to exceed $125 million (Canadian). The Canadian CLOC is subject to annual renewal in December of 2002. These CLOCs remain undrawn at October 31, 2002.

Risks to the stability of the Company’s commercial paper market participation would be a short-term rating downgrade, adverse changes in the Company’s financial performance or financial outlook, non-renewal of the CLOCs, and operational risk within the commercial paper market such as the events on September 11, 2001. Management believes if any of these events were to occur, the CLOCs, to the extent available, could be used for an orderly exit from the commercial paper market, though at a higher cost to the Company. Additionally, the Company could turn to other sources of liquidity, including cash, other borrowings, debt issuance and asset sales or securitizations.

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

As of October 31, 2002, the Company had $250 million remaining under its shelf registration of debt securities for additional debt issuance.

Long-term debt at October 31, 2002 was comprised of the $750 million of Senior Notes described above, future payments related to the acquisitions of RSM McGladrey and other accounting firms of $119.8 million, and capital lease obligations and mortgage notes of $15.4 million.

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

In connection with the Company’s acquisition of the non-attest assets of McGladrey & Pullen, LLP (McGladrey) in August 1999, the Company assumed certain pension liabilities related to McGladrey’s retired partners. The Company makes payments in varying amounts on a monthly basis. Included in other noncurrent liabilities at October 31, 2002 and April 30, 2002 is $25.6 million and $25.7 million, respectively, related to this liability.

In connection with the Company’s Business Services acquisitions, the purchase agreements provide for possible future contingent consideration, which is based on achieving certain revenue, profitability and working capital requirements over the next six years. Contingent payments of $20.2 million and $15.2 million were made during the six months ended October 31, 2002 and 2001, respectively.

The United States, various state, local, provincial and foreign governments and some self-regulatory organizations have enacted statutes and ordinances, and/or adopted rules and regulations, regulating aspects of the businesses in which the Company’s subsidiaries are involved, including, but not limited to, commercial income tax return preparers, income tax courses, the electronic filing of income tax returns, the facilitation of refund anticipation loans, loan originations and assistance in loan originations, mortgage lending, privacy, consumer protection, franchising, sales methods, brokers, broker-dealers and various aspects of securities transactions, financial planners, investment advisors, accountants and the accounting practice. The Company’s subsidiaries seek to determine the applicability of such statutes, ordinances, rules and regulations (collectively, “Laws”) and comply with those Laws that apply to their activities. From time to time in the ordinary course of business, the Company and its subsidiaries receive inquiries from governmental and self-regulatory agencies regarding the applicability of Laws to the products and services offered by the Company’s subsidiaries. In response to past inquiries, the Company’s subsidiaries have agreed to comply with such Laws, convinced the authorities that such Laws were not applicable or that compliance already exists, and/or modified such subsidiaries’ activities in the applicable jurisdiction to avoid the application of all or certain parts of such Laws. The Company’s management believes that the past resolution of such inquiries and its ongoing compliance with Laws have not had a material adverse effect on the consolidated results of operations or financial condition of the Company and its subsidiaries. The Company cannot predict what effect future Laws, changes in interpretations of existing Laws, or the results of future regulator inquiries with respect to the applicability of Laws may have on the Company’s subsidiaries, the consolidated results of operations or the financial condition of the Company and its subsidiaries.

LIQUIDITY BY STRATEGIC BUSINESS UNIT

U.S. Tax Operations:

U.S. Tax Operations has historically been the largest provider of annual operating cash flows to the Company. Free cash flow, defined as U.S. Tax Operations net earnings plus amortization and depreciation expense, was $382.5 million in fiscal 2002 and $323.8 million in fiscal year 2001. Relative to revenues of $1.8 billion and $1.6 billion in fiscal years 2002 and 2001, free cash flow represented 20.9% and 20.0% of revenues, respectively. As the cash flows are seasonal in nature, free cash flow in the six months ended October 31, 2002 was negative $125.5 million compared with negative $88.5 million for the six months ended October 31, 2001.

International Tax Operations:

International Tax Operations are generally self-funded, with the exception of the United Kingdom. Cash flows are held in Canada and Australia in local currencies. At October 31, 2002, there was no Canadian commercial paper outstanding.

Mortgage Operations:

Through Option One Mortgage Corporation (OOMC) and H&R Block Mortgage Corporation (HRBMC), this segment primarily originates, services, and sells non-prime and prime mortgage loans. In order to reduce the Company’s capital investment in its non-prime mortgage operations, the Company has entered into third-party off-balance sheet arrangements beginning in April 2000, renewable annually. The arrangements have freed up cash and short-term borrowing capacity, improved liquidity and flexibility, and reduced balance sheet risk, while providing stability and access to liquidity in the secondary market for mortgage loans. The prime loans originated through OOMC and HRBMC are sold through whole loan sales.

The Company originates mortgage loans and sells most loans the same day in a whole loan sale to the Trusts. The sale is recorded in accordance with Statement of Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Trusts purchase the loans from the Company utilizing three $1 billion warehouse facilities. These facilities are subject to various OOMC performance triggers, limits and financial covenants, including tangible net worth and leverage ratios. As a result of the whole loan sale to the Trusts, the Company records a receivable from the Trusts for the present value of the portion of the net spread (the difference between the rate on the loans and the financing cost of the Trusts) plus prepayment penalty income. This receivable is included in prepaid and other current assets on the consolidated balance sheets.

The Trusts then have two options to ultimately dispose of the mortgage loans, either through a securitization or a whole loan sale. The ultimate disposition of the loans by the Trusts determines the treatment of the receivable from the Trusts and the timing of the receipt of cash related to this receivable.

If the Trusts choose to sell the mortgage loans in a whole loan sale, cash received by the Company for its receivable is subject to the net execution price obtained in the sale of the mortgage loans.

If the Trusts choose to securitize the mortgage loans, the Company then pledges its receivable and the Trusts pledge the related mortgage loans to a securitization trust to reconstitute the loans. The securitization trust then securitizes the reconstituted mortgage loans. At this point, the Company’s receivable is recharacterized as a residual interest from the securitized mortgage loans. These residual interests are classified as trading and are included in marketable securities-trading on the Consolidated Balance Sheets.

To enable the Company to accelerate a significant portion of the cash flow from residual interests rather than receiving those cash flows over the life of the securitization, the Company securitizes its residual interests in a NIM transaction. From the NIM transaction, the Company receives cash and retains a much smaller residual interest. Generally, these residuals do not begin to receive cash collections for two to three years. These residual interests are classified as available-for-sale.

The Company began receiving cash collections from its residual interests in fiscal year 2002, which reduces the outstanding balance of the residuals. Cash received on these residual interests was $103.9 million for the first half of fiscal year 2003, compared with $7.7 million for the comparable period in fiscal year 2002.

For the six months ended October 31, 2002, the final disposition of loans by the Trusts was 42.7% securitizations and 57.3% whole loan sales. For the six months ended October 31, 2001, the final disposition of loans by the Trusts was 77.7% securitizations and 22.3% whole loan sales.

The majority of revenues from Mortgage Operations are generated by sales of mortgage loans. Gains on sales of mortgage loans consist of the following:

	Six months ended

	October 31,	October 31,
	2002	2001

Gain on whole loans sold by the Trusts	$216,908	$33,427
Gain on loans securitized by the Trusts	120,268	205,354
Gain on loans still held by the Trusts	19,828	16,762
Gain on mortgage servicing rights	32,699	22,652
Net change in mark-to-market on pipeline loans	4,615	3,922
Adjustments to fair value of residuals	(24,132)	(22,198)
Origination expenses	(73,801)	(45,499)

	296,385	214,420

Percent of gain received as cash	89%	90%

The Company has commitments to fund mortgage loans in its pipeline of $2.2 billion at October 31, 2002, subject to contract verification. External market forces impact the probability of loan commitments being closed, and therefore, total commitments outstanding do not necessarily represent future cash requirements. If the loan commitments are exercised, they will be funded in the manner described above.

The mortgage segment regularly sells loans as a source of liquidity for its prime and non-prime mortgages. Whole loan sales through October 31, 2002 were $7.2 billion compared with $5.2 billion for the same period in fiscal 2002. Additionally, BFC provides the mortgage segment a $150 million line of credit for working capital needs.

Management believes the sources of liquidity available to the Mortgage Operations segment are predictable and sufficient for its needs. Risks to the stability of these sources include external events impacting the asset-backed securities market. The liquidity available from the NIM transactions is also subject to external events impacting this market. These external events include, but are not limited to, adverse changes in the perception of the non-prime industry or in the regulation of non-prime lending and, to a lesser degree, reduction in the availability of third parties that provide credit enhancement. Performance of securitizations will also impact the segment’s future participation in these markets. The warehouse facilities used by the Trusts are subject to annual renewal in April and July and any of the above events could lead to difficulty in renewing the lines. These risks are mitigated by the availability of whole loan sales and financing provided by the Company.

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

Investment Services:

Liquidity needs relating to client trading and margin-lending activities are met primarily through cash balances in client brokerage accounts and working capital. Management believes these sources of funds will continue to be the primary sources of liquidity for Investment Services. Stock loans have been used as a secondary source of funding in the past and could be in the future, if warranted.

Investment Services, through HRBFA, is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers.

HRBFA is required to maintain minimum net capital as defined under Rule 15c3-1 of the Securities Exchange Act of 1934 and has elected to comply with the alternative capital requirement, which requires a broker-dealer to maintain net capital equal to the greater of $1 million or 2% of the combined aggregate debit balances arising from customer transactions. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the greater of 5% of combined aggregate debit items or $1 million. At October 31, 2002, HRBFA’s net capital of $120.2 million, which was 20.5% of aggregate debit items, exceeded its minimum required net capital of $11.7 million by $108.5 million.

To manage short-term liquidity, Investment Services maintains a $300 million unsecured credit facility with BFC, its immediate corporate parent. As of October 31, 2002, HRBFA had a $125 million letter of credit with a financial institution. As of October 31, 2002, no amounts were drawn on this letter of credit.

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

To satisfy the margin deposit requirement of client option transactions with the Options Clearing Corporation (OCC), Investment Services pledges customers’ margined securities. Pledged securities at October 31, 2002 totaled $52.3 million, an excess of $3.2 million over the margin requirement. In October 2001, Investment Services provided the OCC with letters of credit of $51.9 million to satisfy the $48.4 million margin requirement. The letters of credit were collateralized by customers’ margined securities.

Management believes the funding sources for Investment Services are stable. Liquidity risk within this segment is primarily limited to maintaining sufficient capital levels to obtain securities lending liquidity to support margin borrowing by customers.

Business Services:

Business Services’ funding requirements are largely related to “work in process” and accounts receivable. A line of credit is available from the Company sufficient to cover this segment’s working capital needs.

CAPITAL RESOURCES

Cash used in operating activities totaled $349.8 million for the six months ended October 31, 2002, compared with $114.2 million for the six months ended October 31, 2001. Cash used in operations was primarily impacted by the increase in restricted cash of $256.9 million for the six months ended October 31, 2002 compared to a decrease of $74.0 million for the six months ended October 31, 2001.

Cash expenditures during the six months ended October 31, 2002 relating to investing and financing activities include the purchase of property and equipment ($57.0 million), payment of dividends ($61.5 million) and the acquisition of treasury shares ($313.6 million).

Cash and cash equivalents, including restricted balances, totaled $670.0 million at October 31, 2002. Investment Services held $506.7 million of the $670.0 million, of which $380.7 million was segregated in a special reserve account for the exclusive benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934 (restricted cash). Investment Services’ restricted cash balance has risen 48.2% from $256.8 million at April 30, 2002. Payables to customers have become larger than customer margin balances due to unstable equity markets. The remaining cash and cash equivalents held by Investment Services reflect excess cash remaining from the firm and clients after funding margin debits and security settlements. Restricted cash held by Mortgage Operations totaled $14.4 million at October 31, 2002 as a result of cash held for outstanding commitments to fund mortgage loans. Restricted cash of $14.0 million at October 31, 2002 held by Business Services is related to funds held to pay payroll taxes on behalf of its clients.

Working capital decreased to $40.9 million at October 31, 2002 from $365.4 million at April 30, 2002. The working capital ratio at October 31, 2002 is 1.02 to 1, compared to 1.19 to 1 at April 30, 2002. A large portion of tax return preparation occurs in the fourth quarter and has the effect of increasing certain assets and liabilities during the fourth quarter, including cash and cash equivalents, receivables, accrued salaries, wages and payroll taxes and accrued taxes on earnings.

In March 2000, the Company’s Board of Directors approved an authorization to repurchase up to 12 million shares of its common stock. Repurchases under the March 2000 authorization were completed in September 2001. On September 12, 2001, the Company’s Board of Directors authorized the repurchase of an additional 15 million shares of common stock. During fiscal 2002, the Company repurchased 12.2 million shares (split-adjusted) pursuant to these authorizations at an aggregate price of $462.5 million or an average price of $37.76 per share. In the six months ended October 31, 2002, the Company purchased 6.5 million shares at an aggregate price of $312.6 million, or an average price of $48.07 per share. There are approximately 2.0 million shares remaining under the September 2001 authorization. The Company plans to continue to purchase its shares on the open market in accordance with this authorization, subject to various factors including the relative market price to an estimate of intrinsic value of the stock, the ability to maintain progress toward a financial and capital structure that will support a mid single A rating, the availability of excess cash, the ability to maintain liquidity and financial flexibility, securities laws restrictions and other investment opportunities available.

Forward-looking information

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management’s assumptions and beliefs relating thereto. Words such as “will,” “plan,” “expect,” “remain,” “intend,” “estimate,” “approximate,” and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by Federal, state and local authorities and self-regulatory organizations and their impact on any lines of business in which the Company’s subsidiaries are involved; unforeseen compliance costs; the uncertainty that the Company will achieve or exceed its revenue, earnings and earnings per share growth goals and expectations for fiscal year 2003 or any quarter thereof; the uncertainty that actual fiscal year 2003 financial results will fall within the guidance provided by the Company; the uncertainty as to the effect on the consolidated financial statements of the adoption of accounting pronouncements; risks associated with sources of liquidity for each of the lines of business of the Company; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company’s strategies; changes in management and management strategies; the Company’s inability to successfully design, create, modify and operate its computer systems and networks; the uncertainty of assumptions utilized to estimate cash flows from residual interests in securitizations and mortgage servicing rights; litigation involving the Company and its subsidiaries; the uncertainty any settlements in the RAL litigation will ultimately be approved by the courts; and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from those reported at April 30, 2002.

CONTROLS AND PROCEDURES

In conjunction with management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days prior to the filing date of this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these controls and procedures are effective. There have been no significant changes in internal controls, or in other factors, which would significantly affect these controls subsequent to the date of evaluation.

Disclosure controls and procedures are designed to ensure information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures that ensure accumulation and communication of information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company reported in its current reports on Forms 8-K dated November 1, 2002, November 6, 2002, November 14, 2002, November 15, 2002 and November 18, 2002, certain events and information relating to class action litigation and putative class action litigation involving its subsidiaries’ RAL program. The following is updated information regarding those cases identified in the Company’s current report on Form 8-K dated November 6, 2002, in which developments occurred during the second quarter or subsequent thereto.

Ronnie and Nancy Haese, et al. v. H&R Block Inc., et al., Case No. CV96-423, District Court of Kleberg County, Texas, (“Haese I”) and; Ronnie and Nancy Haese, et al. v. H&R Block Inc., et al., Case No. CV-99-314-D, District Court of Kleberg County, Texas (“Haese II”), filed originally as one action on July 30, 1996. The trial court judge in Haese I issued a letter on November 6, 2002, indicating that he intended to grant plaintiffs’ motion for partial summary judgment and motion for forfeiture, thereby holding that a fiduciary relationship exists between a tax preparer and its customer and that the company and its franchisee must forfeit fees totaling $74.9 million. On November 19, 2002, the Company announced that a settlement had been reached pursuant to which the Company and a major franchisee of a subsidiary of the Company will issue coupons to class members that may be redeemed over a five-consecutive-year period once there is final approval of the settlement and all appeals have been exhausted. Each class member will receive a packet containing 15 coupons under the settlement (one mailing). Three coupons will be redeemable each year — one for a $20 rebate off tax services at Block offices, one that may be redeemed for TaxCut® Platinum tax preparation software, and one that may be redeemed for Tax Planning Advisor, a tax planning book. The defendants will also be responsible for the payment of court-approved legal fees and expenses of class counsel. The settlement is subject to court approval and there are no assurances that such approval will be obtained.

Haese II arose from Plaintiffs’ splitting off from Haese I claims based upon allegations of usury. In connection with the settlement in Haese I, plaintiffs have agreed to take action to obtain the dismissal of Haese II.

Veronica I. Martinez, et al. v. H&R Block, Inc., et al., Case No. 02-3629-E in the District Court of Nueces County, Texas. In connection with the settlement in Haese I, plaintiffs’ counsel has agreed to take action to dismiss this putative class action.

Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., Block Financial Corporation, et al., Case No. 98 C 2178, United States District Court for the Northern District of Illinois, Eastern Division (referred to as Cheryl Reynolds, et al. v. Beneficial National Bank, et al. in Seventh Circuit Court of Appeals decision issued in April 2002). On remand from the Seventh Circuit Court of Appeals, the District Court held hearings in October and November 2002 with respect to the fairness and adequacy of the proposed settlement. At the conclusion of the fairness hearing on November 15, the judge took the matter under advisement, permitting the objectors until December 6 to file briefs as to the fairness of the settlement and the plaintiffs and defendants until December 20, 2002 to file reply briefs. There can be no assurances that the District Court will approve the settlement as currently contemplated.

Joyce A. Green, et al. v. H&R Block, Inc., Block Financial Corporation, et al., Case No. 97195023, in the Circuit Court for Baltimore City, Maryland. A hearing on the Company’s motion for summary judgment on all counts was held on November 21, 2002, and the judge denied the motion on that day. The trial is scheduled for January 7, 2003.

Sandra J. Basile, et al. v. H&R Block, Inc. et al., April Term 1993 Civil Action No. 3246, in the Court of Common Pleas, First Judicial District of Pennsylvania, Philadelphia County. The Company has moved to decertify the class in this matter, which motion is scheduled for argument on December 16, 2002.

Belinda Peterson, et al. v. H&R Block Tax Services, Inc., Case No. 95CH2389, in the Circuit Court of Cook County, Illinois. This case is scheduled for trial on March 10, 2003.

On November 8, 2002, the Company learned that it and certain of its current and former officers and directors had been named in a proposed class action lawsuit filed in the United States District Court for the Southern District of New York entitled Paul White v. H&R Block, Inc., et al. The plaintiff, who seeks to represent a class of shareholders who purchased the Company’s stock between November 8, 1997 and November 1, 2002, alleges that the defendants violated Section 10(b)(5) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose to shareholders various cases in which the Company had been sued regarding its RAL program. The Company was served with the summons and complaint on December 2, 2002. Since November 8, 2002, the Company has learned three other lawsuits have been filed in the United States District Court for the Southern District of New York, which involve the same defendants and the same basic allegations as are found in the White case. The Company believes the claims in the White action and similar cases are without merit, and intends to defend the cases vigorously. In addition, a shareholder of the Company has made a demand through counsel that the Company commence a civil action against the directors of the Company relating to the same matters as are involved in the White and similar cases. The shareholder’s demand indicates a shareholder’s derivative action will be commenced if the demanded civil action is not commenced.

In addition to the aforementioned cases, the Company and its subsidiaries have from time to time been party to claims and lawsuits arising out of such subsidiaries’ business operations, including lawsuits concerning the preparation of customers’ income tax returns, the electronic filing of customers’ tax returns, the fees charged customers for various services, the Peace of Mind warranty program, commission-free trading programs formerly offered by an acquired firm, relationships with franchisees and contract disputes. Such lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances and the ultimate liability with respect to such litigation and claims is difficult to predict. The Company’s management considers these cases to be ordinary, routine litigation incidental to its business, believes the Company and its subsidiaries have meritorious defenses to each of them and is defending, or intends to defend, them vigorously. While management cannot provide assurance that the Company and its subsidiaries will ultimately prevail in each instance, management believes that amounts, if any, required to be paid by the Company and its subsidiaries in the discharge of liabilities or settlements will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders of the registrant was held on September 11, 2002. At such meeting, three Class I directors were elected to serve three-year terms. In addition, the proposals set forth below were submitted to a vote of shareholders. With respect to the election of directors and the adoption of each proposal, the number of votes cast for, against or withheld, the number of abstentions, and the number of no votes (if applicable) were as follows:

Election of Class I Directors

Nominee	Votes FOR	Votes WITHHELD

Thomas M. Bloch	154,221,164	1,425,407
Mark A. Ernst	154,303,149	1,343,422
Tom D. Seip	150,543,007	5,103,564

Approvals of the 2003 Long-Term Executive Compensation Plan to Replace the 1993 Long-Term Executive Compensation Plan and an Amendment to the 1993 Long-Term Executive Compensation Plan to Change Its Termination Date to July 1, 2003

Votes For:	126,431,879
Votes Against:	27,668,439
Abstain:	1,543,389
No Vote:	2,864

Ratification of the Appointment of PricewaterhouseCoopers LLP as the Registrant’s Independent Accountants for the year ended April 30, 2003

Votes For:	145,577,073
Votes Against:	9,188,666
Abstain:	877,490

At the close of business on July 8, 2002, the record date for the annual meeting of shareholders, there were 181,479,370 shares of Common Stock of the registrant outstanding and entitled to vote at the meeting. There were 155,646,571 shares represented at the annual meeting of shareholders held on September 11, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)	Exhibits

10.1	The registrant’s 1993 Long-Term Executive Compensation Plan, as amended September 11, 2002.
10.2	The registrant’s 2003 Long-Term Executive Compensation Plan.
10.3	Amendment to Employment Agreement between HRB Management, Inc. and Frank L. Salizzoni dated September 11, 2002.
99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

The registrant filed a Form 8-K, Current Report, dated September 13, 2002, reporting as an “Item 9” the statements under oath and certifications of Periodic Reports of the Chief Executive Officer and the Chief Financial Officer. The registrant filed the exhibits under “Item 7.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC. (Registrant)

DATE	12/16/02	BY	/s/ Frank J. Cotroneo Frank J. Cotroneo Senior Vice President and Chief Financial Officer

DATE	12/16/02	BY	/s/ Matthew A. Engel Matthew A. Engel Assistant Vice President and Chief Accounting Officer

FINANCIAL STATEMENT CERTIFICATION

I, Frank J. Cotroneo, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of H&R Block, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	12/16/02	/s/ Frank J. Cotroneo Frank J. Cotroneo Chief Financial Officer H&R Block, Inc.

FINANCIAL STATEMENT CERTIFICATION

I, Mark A. Ernst, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of H&R Block, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	12/16/02	/s/ Mark A. Ernst Mark A. Ernst Chief Executive Officer H&R Block, Inc.