Form 10-Q
period 2003-01-31
H&R BLOCK INC
filed 2003-03-17
CIK 12659

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2003

OR

[ ]	TRANTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes [X] No [ ]

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on February 28, 2003 was 179,111,604 shares.

PART I -- FINANCIAL INFORMATION
Consolidated Balance Sheets, January 31, 2003 and April 30, 2002
Consolidated Statements of Operations, Three and Nine Months Ended January 31, 2003 and 2002
Consolidated Statements of Cash Flows, Nine Months Ended January 31, 2003 and 2002
Notes to Consolidated Financial Statements
Management’s Discussion and Analysis of Results of Operations and Financial Condition
Quantitative and Qualitative Disclosures About Market Risk
Controls and Procedures
PART II — OTHER INFORMATION
SIGNATURES
FINANCIAL STATEMENT CERTIFICATION
EX-10.1 Amended/Restated Refund Anticipation Loan
EX-10.2 Amended/Restated Refund Anticipation Loan
EX-10.3 Waiver of Rights
EX-10.4 Employment Agreement
EX-10.5 Employment Agreement
EX-10.6 Severance and Release Agreement
EX-99.1 Certification by Chief Executive Officer
EX-99.2 Certification by Chief Financial Officer

H&R BLOCK, INC.
CONSOLIDATED BALANCE SHEETS
Amounts in thousands, except share amounts

	January 31,	April 30,
	2003	2002

ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$436,918	$436,145
Cash and cash equivalents — restricted	418,721	152,173
Marketable securities — trading	18,365	28,370
Receivables from customers, brokers, dealers and clearing organizations, less allowance of $1,741 and $1,785	546,251	844,538
Receivables, less allowance of $25,762 and $64,057	465,195	368,345
Prepaid expenses and other current assets	476,785	415,572

TOTAL CURRENT ASSETS	2,362,235	2,245,143
INVESTMENTS AND OTHER ASSETS
Investments in available-for-sale marketable securities	16,464	15,260
Residual interests in securitizations	274,353	365,371
Intangible assets, net	351,766	383,085
Goodwill, net	724,759	723,856
Property and equipment, at cost less accumulated depreciation and amortization of $462,393 and $410,885	294,222	286,500
Other	225,437	211,576

	$4,249,236	$4,230,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$586,803	$—
Accounts payable to customers, brokers and dealers	823,890	903,201
Accounts payable, accrued expenses and deposits	439,016	410,622
Accrued salaries, wages and payroll taxes	179,545	253,401
Accrued income taxes	70,117	252,822
Current portion of long-term debt	53,369	59,656

TOTAL CURRENT LIABILITIES	2,152,740	1,879,702
LONG-TERM DEBT	828,900	868,387
OTHER NONCURRENT LIABILITIES	100,106	113,282
STOCKHOLDERS’ EQUITY
Common stock, no par, stated value $.01 per share	2,179	2,179
Additional paid-in capital	498,315	468,052
Accumulated other comprehensive income	22,718	44,128
Retained earnings	1,759,479	1,767,702
Less cost of 39,079,131 and 36,819,739 shares of common stock in treasury	(1,115,201)	(912,641)

TOTAL STOCKHOLDERS’ EQUITY	1,167,490	1,369,420

	$4,249,236	$4,230,791

See Notes to Consolidated Financial Statements

H&R BLOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited, amounts in thousands, except per share amounts

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2003	2002	2003	2002

Revenues
Service revenues	$510,042	$484,857	$907,015	$838,324
Gain on sale of mortgage assets:
Mortgage loans and related assets	175,483	107,882	471,868	322,302
Residual interests previously securitized	130,881	—	130,881	—
Interest income	57,230	54,030	228,176	148,122
Product sales	43,312	41,967	74,234	63,718
Royalties	39,026	33,329	43,082	37,772
Other	2,439	11,467	5,919	26,171

	958,413	733,532	1,861,175	1,436,409

Operating expenses
Employee compensation and benefits	352,209	321,353	791,692	698,069
Occupancy and equipment	87,349	72,678	223,642	194,106
Operating interest	2,585	3,904	9,739	19,972
Other interest	22,232	26,829	60,050	70,351
Depreciation and amortization	42,670	38,167	114,738	107,095
Marketing and advertising	55,331	51,905	85,335	74,966
Supplies, freight and postage	33,154	22,008	55,472	38,051
Bad debt provision	25,457	33,095	40,472	50,194
Texas litigation reserve	—	—	41,672	—
Impairment of goodwill	—	—	24,000	—
Other	117,134	114,647	274,156	235,839

	738,121	684,586	1,720,968	1,488,643

Operating earnings (loss)	220,292	48,946	140,207	(52,234)
Other income, net	2,642	828	4,576	3,193

Earnings (loss) before income taxes	222,934	49,774	144,783	(49,041)
Income tax (benefit)	90,621	20,158	59,361	(19,862)

Net earnings (loss)	$132,313	$29,616	$85,422	$(29,179)

Basic earnings (loss) per share	$.74	$.16	$.48	$(.16)

Diluted earnings (loss) per share	$.73	$.16	$.46	$(.16)

Dividends per share	$.18	$.16	$.51	$.47

See Notes to Consolidated Financial Statements

H&R BLOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, amounts in thousands

	Nine Months Ended
	January 31,

	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$85,422	$(29,179)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	114,738	107,095
Provision for bad debt	40,472	50,194
Accretion of acquisition liabilities	7,079	8,999
Tax benefit from stock option exercises	31,168	55,004
Accretion of residual interests in securitizations	(113,146)	(29,297)
Adjustments to fair value of residual interests in securitizations	25,589	29,642
Realized gain on sale of residual interests previously securitized	(130,881)	—
Additions to trading securities — residual interests in securitizations	(326,395)	(426,409)
Proceeds from net interest margin transactions	325,642	412,715
Impairment of goodwill	24,000	—
Changes in working capital, net	(450,437)	(1,099,612)

Net cash used in operating activities	(366,749)	(920,848)

Cash flows from investing activities:
Available-for-sale securities:
Purchases of available-for-sale securities	(10,577)	(3,695)
Cash received from residual interests in securitizations	117,522	33,006
Cash proceeds from sale of residual interests previously securitized	142,486	—
Maturities of other available-for-sale securities	9,730	28,203
Purchases of property and equipment, net	(95,629)	(71,343)
Payments made for business acquisitions, net of cash acquired	(24,239)	(44,397)
Other, net	(6,004)	(8,538)

Net cash provided by (used in) investing activities	133,289	(66,764)

Cash flows from financing activities:
Repayments of notes payable	(9,301,285)	(6,147,398)
Proceeds from issuance of notes payable	9,888,088	7,786,230
Payments on acquisition debt	(52,107)	(49,479)
Dividends paid	(93,645)	(86,349)
Payments to acquire treasury shares	(317,608)	(352,213)
Proceeds from issuance of common stock	112,813	186,825
Other, net	(2,023)	688

Net cash provided by financing activities	234,233	1,338,304

Net increase in cash and cash equivalents	773	350,692
Cash and cash equivalents at beginning of the period	436,145	187,616

Cash and cash equivalents at end of the period	$436,918	$538,308

Supplemental cash flow disclosures:
Income taxes paid	$176,168	$162,902
Interest paid	55,193	72,896

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited, dollars in thousands, except share data

1.	Basis of Presentation

The Consolidated Balance Sheet as of January 31, 2003, the Consolidated Statements of Operations for the three and nine months ended January 31, 2003 and 2002, and the Consolidated Statements of Cash Flows for the nine months ended January 31, 2003 and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2003 and for all periods presented have been made.

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

Operating revenues of the U.S. Tax Operations and Business Services segments are seasonal in nature with peak revenues occurring in the months of January through April. Thus, results for interim periods are not indicative of results to be expected for the full year.

The Company files its Federal and state income tax returns on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

2.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted net earnings (loss) per share. The computations of basic and diluted net earnings (loss) per share are as follows:

	Three months ended		Nine months ended
	January 31,		January 31,

	2003	2002	2003	2002

(dollars and shares in thousands)
Net earnings (loss)	$132,313	$29,616	$85,422	$(29,179)
Basic weighted average shares	178,770	182,936	179,620	183,028
Effect of dilutive securities:
Common stock options	3,402	5,244	4,757	—
Convertible preferred stock	1	1	1	—

Dilutive potential shares	182,173	188,181	184,378	183,028

Net earnings (loss) per share:
Basic	$.74	$.16	$.48	$(.16)
Diluted	$.73	$.16	$.46	$(.16)

Diluted earnings (loss) per share excludes the impact of shares issuable upon the exercise of common stock options of 4.7 million and 2.1 million for the three and nine months ended January 31, 2003, respectively, and the conversion of 1,216 shares of preferred stock to common stock, as they are antidilutive. Dilutive earnings (loss) per share excludes the impact of shares issuable upon the exercise of common stock options of 16.2 million for the nine months ended January 31, 2002 and the conversion of 1,216 shares of preferred stock to common stock, as they are antidilutive. All common stock option shares are included in dilutive potential shares for the three months ended January 31, 2002, as the options’ exercise prices were all less that the average market price for the period.

The weighted average shares outstanding for the three and nine months ended January 31, 2003 decreased to 178.8 million and 179.6 million, respectively, from 182.9 million and 183.0 million, respectively, last year, due to the purchase of treasury shares by the Company. The effect of these repurchases was partially reduced by the issuance of treasury shares for stock option exercises.

During the nine months ended January 31, 2003 and 2002, the Company issued 4.2 million and 9.3 million shares of common stock, respectively, pursuant to provisions for exercise of stock options under its stock option plans. During the nine months ended January 31, 2003, the Company acquired 6.6 million shares of its common stock at an aggregate cost of $317,608. During the nine months ended January 31, 2002, the Company acquired 9.7 million shares of its common stock at an aggregate cost of $352,213.

3.	Comprehensive Income

The Company’s comprehensive income is comprised of net earnings (loss), the change in the net unrealized gain or loss on marketable securities and foreign currency translation adjustments. The components of comprehensive income (loss) during the three and nine months ended January 31, 2003 and 2002 were:

	Three months ended		Nine months ended
	January 31,		January 31,

	2003	2002	2003	2002

Net earnings (loss)	$132,313	$29,616	$85,422	$(29,179)
Change in net unrealized gain or loss on marketable securities	(65,585)	(3,729)	(31,385)	21,877
Change in foreign currency translation adjustments	9,204	(565)	9,975	(4,294)

Comprehensive income (loss)	$75,932	$25,322	$64,012	$(11,596)

4.	Accounts Receivable

Receivables consist of the following:

	January 31,	April 30,
	2003	2002

	(Unaudited)	(Audited)
Business Services accounts receivable	$171,116	$177,321
Mortgage loans held for sale	85,122	71,855
Tax related fees due from Household Bank	60,187	2,300
Loans to franchisees	44,961	31,055
Royalties from franchisees	34,211	134
Participation in refund anticipation loans	3,229	33,530
Software receivables	21,667	34,679
Other	70,464	81,528

	490,957	432,402
Allowance for doubtful accounts	25,762	64,057

	$465,195	$368,345

5.	Residual Interests in Securitizations and Mortgage Servicing Rights

Activity related to residual interests in securitizations for the nine months ended January 31, 2003 and 2002 and the twelve months ended April 30, 2002 consists of the following:

	Nine Months Ended		Year Ended

	January 31,	January 31,	April 30,
	2003	2002	2002

Balance, beginning of year	$365,371	$238,600	$238,600
Additions	753	13,694	26,057
Cash received	(260,008)	(33,006)	(67,070)
Accretion	113,146	29,297	50,583
Adjustments to fair value	(25,589)	(29,642)	(30,987)
Changes in unrealized holding gains (losses) arising during the period:
Gross unrealized holding gains	162,548	58,557	151,141
Gross unrealized holding losses	(12,609)	—	—
Less: realized (gains) losses	(69,259)	(11,301)	(2,953)

Balance, end of period	$274,353	$266,199	$365,371

The Company sold $12,412,587 of mortgage loans in whole loan sales to third-party trusts (Trusts) during the nine months ended January 31, 2003. Gains totaling $497,457 were recorded on these sales. The Company retains a receivable from the sale, which, depending on the ultimate disposition of the loans by the Trusts, may become a residual interest. Residual interests valued at $326,395 were securitized in net interest margin (NIM) transactions during the nine-month period. Net cash proceeds of $325,642 were received from the NIM transactions and total additions to residual interests for the nine months ended January 31, 2003 were $753. During the three months ended January 31, 2003, the Company also sold previously securitized residual interests valued at $206,564 and recorded a gain of $130,881 on the transaction. Cash proceeds of $142,486 were received and a residual interest of $57,378 was retained.

Residual interests are considered available-for-sale securities and are therefore reported at fair market value. Gross unrealized holding gains represent the write-up of residual interests as a result of lower interest rates, loan losses or loan prepayments to date than most recently projected in the Company’s valuation models. Gross unrealized holding losses represent reductions of unrealized gains on previous write-ups. Realized gains represent write-ups that have been recognized as earnings in the income statement through accretion.

Aggregate net unrealized gains on residual interests, which had not yet been accreted into income, totaled $88,372 at January 31, 2003 and $139,492 at April 30, 2002. These unrealized gains are recorded net of deferred taxes in other comprehensive income, and will be recognized in earnings in future periods either through accretion or upon further securitization of the related residual interest.

Mortgage servicing rights (MSRs) are included in other assets on the Consolidated Balance Sheets. The carrying value of MSRs at January 31, 2003 and April 30, 2002 was $104,580 and $81,893, respectively. Additions to and amortization of MSRs for the nine months ended January 31, 2003 were $55,960 and $33,273, respectively.

The following table illustrates key assumptions the Company utilizes to estimate the cash flows and values of residual interests and MSRs:

Estimated annual prepayments	23% to 90%
Estimated credit losses	1.1% to 5.5%
Discount rate — residual interests	12% to 37%
Discount rate — MSRs	12.8%

Cross-collateralized residual interests are the original residual interests from a securitization, while NIM residuals are the residual interests resulting from a NIM transaction, as well as those resulting from the sale of previously securitized residual interests. At January 31, 2003, the sensitivities of the current fair value of the residuals and MSRs to 10% and 20% adverse changes in the above key assumptions are as follows:

	Residential Mortgage Loans

	Cross-	NIM	Servicing
	Collateralized	Residuals	Asset

Carrying amount/fair value of residuals	$54,682	$219,671	$104,580
Weighted average life (in years)	6.5	2.3	1.6
Prepayments (including defaults):
Adverse 10% — $impact on fair value	$(279)	$(40,688)	$(16,309)
Adverse 20% — $impact on fair value	(388)	(47,445)	(32,869)
Credit losses:
Adverse 10% — $impact on fair value	$(1,285)	$(25,078)	Not applicable
Adverse 20% — $impact on fair value	(2,604)	(48,841)	Not applicable
Discount rate:
Adverse 10% — $impact on fair value	$(3,101)	$(7,661)	$(1,686)
Adverse 20% — $impact on fair value	(5,975)	(14,584)	(3,321)
Variable interest rates:
Adverse 10% — $impact on fair value	$(292)	$(19,921)	Not applicable
Adverse 20% — $impact on fair value	(489)	(40,188)	Not applicable

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

6.	Intangible Assets and Goodwill

Intangible assets consist of the following:

	January 31, 2003		April 30, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Investment Services
Customer relationships	$293,000	$(92,783)	$293,000	$(70,808)
Business Services
Customer relationships	118,910	(41,161)	116,814	(31,881)
Noncompete agreements	27,039	(5,517)	26,387	(3,624)
Trade name — amortizing	1,451	(169)	2,428	—
Trade name — non-amortizing	55,637	(4,868)	55,637	(4,868)
Corporate Operations
Customer relationships	172	(4)	—	—
Noncompete agreements	60	(1)	—	—

Total intangible assets	$496,269	$(144,503)	$494,266	$(111,181)

Amortization of intangible assets for the nine months ended January 31, 2003 was $33,322. Estimated amortization of intangible assets for fiscal years 2003, 2004, 2005, 2006 and 2007 is $44,172, $43,824, $43,195, $40,293 and $38,818, respectively.

Changes in the carrying amount of goodwill for the nine months ended January 31, 2003, consist of the following:

	April 30,			January 31,
	2002	Additions	Other	2003

U.S. Tax Operations	$128,745	$1,306	$—	$130,051
International Tax Operations	5,287	—	47	5,334
Mortgage Operations	152,467	—	—	152,467
Investment Services	169,732	—	(24,000)	145,732
Business Services	267,625	21,373	1,979	290,977
Corporate Operations	—	198	—	198

Total goodwill	$723,856	$22,877	$(21,974)	$724,759

The Company tests goodwill for impairment annually, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. In light of unsettled market conditions and the severe decline of comparable business valuations in the investment industry, the Company engaged an independent valuation firm in the first quarter of fiscal year 2003 to perform step one of the goodwill impairment test on the Investment Services segment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

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

On February 1, 2002 the Company adopted Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF 01-9). EITF 01-9 addresses sales incentives such as discounts, coupons or rebates offered to customers of retailers or other distributors and the income statement classifications of these items. Based on EITF 01-9, these items are recorded as a reduction of revenues. The Company has historically recorded these items as expenses in its U.S. and International Tax Operations segments. The adoption of EITF 01-9 had no impact on net earnings. Revenues and expenses were reduced $7,372 and $8,395 for the three and nine months ended January 31, 2002, respectively.

On February 1, 2002 the Company adopted Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14). EITF 01-14 establishes requirements that must be met to record out-of-pocket expenses as either net in revenues or as expenses. The Company has out-of-pocket expenses associated with its Business Services segment and has historically recorded them net in revenues. Based on EITF 01-14, the Company now records these as gross revenues and expenses. There is no impact on net earnings as a result of the adoption of EITF 01-14. Revenues and expenses increased $12,866 and $13,911 for the three and nine months ended January 31, 2002, respectively.

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

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees. FIN 45 also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The Company has adopted the disclosure requirements of FIN 45 and, in accordance with the transition rules of the pronouncement, has applied the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002 (see note 10). The adoption of FIN 45 had no material effect on the consolidated financial statements.

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148) was issued and amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends prior disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions are effective for financial statements for fiscal years ending after December 15, 2002. The enhanced disclosure requirements are effective for periods beginning after December 15, 2002. The Company currently accounts for stock-based compensation using the intrinsic-value method, and will adopt the disclosure provisions of SFAS 148 beginning with its Annual Report for the year ending April 30, 2003.

In November 2002, Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) was issued. EITF 00-21 requires that consideration received in connection with arrangements involving multiple revenue-generating activities be measured and allocated to each separate unit of accounting in the arrangement. Revenue recognition would be determined separately for each unit of accounting within the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact the adoption of EITF 00-21 will have on its financial statements.

In January 2003 the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 provides guidance with respect to the consolidation of certain entities (variable interest entities, or VIEs) whereby a controlling financial interest is achieved through arrangements that do not involve voting interests. In addition, FIN 46 requires certain disclosures relating to a company’s involvement with VIEs. The provisions of FIN 46 apply immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the impact the adoption of FIN 46 will have on its financial statements.

8.	Segment Information

Information concerning the Company’s operations by reportable operating segment for the three and nine months ended January 31, 2003 and 2002 is as follows:

	Three months ended		Nine months ended
	January 31,		January 31,

	2003	2002	2003	2002

Revenues:
U.S. Tax Operations	$403,571	$371,874	$460,286	$418,915
International Tax Operations	8,779	7,977	28,388	26,450
Mortgage Operations	396,980	179,751	921,874	508,897
Investment Services	48,047	61,085	156,737	194,837
Business Services	100,741	107,061	293,938	279,866
Corporate Operations	295	5,784	(48)	7,444

	$958,413	$733,532	$1,861,175	$1,436,409

Earnings (loss) from:
U.S. Tax Operations	$34,137	$25,280	$(212,192)	$(160,113)
International Tax Operations	(5,735)	(5,242)	(12,436)	(11,886)
Mortgage Operations	262,466	77,427	563,071	237,397
Investment Services	(31,755)	(12,300)	(92,488)	(27,533)
Business Services	(4,197)	1,780	(12,255)	2,163
Corporate Operations	(13,968)	(17,928)	(33,927)	(29,068)
Interest expense — acquisition debt	(18,014)	(19,243)	(54,990)	(60,001)

Earnings (loss) before income taxes	$222,934	$49,774	$144,783	$(49,041)

9.	Contingencies

In November 2002, the Company and a major franchisee of a subsidiary of the Company, reached an agreement with the plaintiff class in the class action lawsuit entitled Ronnie and Nancy Haese, et al. v. H&R Block, Inc. et al., Case No. CV96-423, in the District Court of Kleberg County, Texas, related to refund anticipation loans (RALs). The proposed settlement provides a five-year package of coupons class members can use to obtain a variety of tax preparation and tax planning services from the Company’s subsidiaries. The Company’s major franchisee, which operates more than half of all H&R Block offices in Texas, will share a portion of the total settlement cost. As a result, the Company recorded a liability and pretax expense of $41,672, or $.14 per basic and diluted share, during the three months ended October 31, 2002, which represents the Company’s share of the settlement cost for plaintiff class legal fees and expenses, tax products and associated mailing expenses. This amount represents the Company’s best estimate of its liability at this time. In addition to this liability, the Company would recognize the cost of the tax preparation coupons as they are redeemed each year. The settlement is subject to court approval and there are no assurances such approval will be obtained.

The Company is a named defendant in litigation entitled Paul White, et al. v. H&R Block, et al., Yuchong Smith, et al. v. H&R Block, Inc., et al., Richard J. Rodney, et al. v. H&R Block, Inc., et al., and Michael F. McCormack, et al. v. H&R Block, Inc., et al., Case Numbers 02CV8965, 02CV9661, 02CV9682 and 02CV9830, respectively, pending in the United

States District Court for the Southern District of New York. These matters were filed in the third quarter of fiscal year 2003. The respective named plaintiffs seek to represent a class of shareholders who purchased the Company’s stock between November 8, 1997 and November 1, 2002, and allege that the defendants violated Section 10(b)(5) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose to shareholders various cases in which the Company had been sued regarding the RAL program. The four securities law cases have all been assigned to the same judge and consolidated for pre-trial matters. On January 13, 2003, the judge signed an order relieving the defendants from an obligation to respond to any of the four complaints until after a consolidated complaint is filed. The amended complaint is to be filed by March 14, 2003, with the defendants’ response due in April 2003. The Company believes the claims in these actions are without merit, and intends to defend them vigorously.

In addition to the aforementioned cases, the Company and its subsidiaries have from time to time been party to claims and lawsuits arising out of such subsidiaries’ business operations, including other claims and lawsuits relating to RALs, and claims and lawsuits concerning the preparation of customers’ income tax returns, the electronic filing of income tax returns, the fees charged customers for various services, the Peace of Mind warranty program associated with income tax return preparation services, relationships with franchisees and contract disputes. Such lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. The Company’s management considers these cases to be ordinary, routine litigation incidental to its business, believes the Company and its subsidiaries have meritorious defenses to each of them and is defending, or intends to defend, them vigorously. While management cannot provide assurance the Company and its subsidiaries will ultimately prevail in each instance, management believes that amounts, if any, required to be paid by the Company and its subsidiaries in the discharge of liabilities or settlements will not have a material adverse effect on the Company’s consolidated results of operations or financial position. Regardless of outcome, claims and litigation can adversely affect the Company and its subsidiaries due to defense costs, diversion of management and publicity related to such matters.

10.	Guarantee Obligations

Option One Mortgage Corporation provides a guarantee up to a maximum amount equal to approximately 10% of the aggregate principal balance of mortgage loans held by the Trusts (Qualified Special Purpose Entities) before ultimate disposition of the loans by the Trusts. This guarantee would be called upon in the event adequate proceeds were not available from the sale of the mortgage loans to satisfy the current or ultimate payment obligations of the Trusts. No losses have been sustained on this commitment since its inception. The total principal amount of Trust obligations outstanding as of January 31, 2003 and April 30, 2002 was $2,262,492 and $1,080,047, respectively. The fair value of mortgage loans held by the Trusts as of January 31, 2003 and April 30, 2002 was $2,360,005 and $1,126,381, respectively.

In addition, the agreements relating to the sale or securitization of mortgage loans include various indemnifications that in certain instances require the repurchase of mortgage loans or other remedies. The Company has recorded liabilities relating to these obligations of $26,646 and $10,393 at January 31, 2003 and April 30, 2002, respectively. These liabilities are included in accrued expenses on the accompanying Consolidated Balance Sheets.

The Company and its subsidiaries have various contingent purchase price obligations in connection with prior acquisitions. In many cases, contingent payments to be made in connection with those acquisitions are not subject to a stated limit. The Company estimates the potential payments (undiscounted) total approximately $52,619 as of January 31, 2003. The Company's estimate is based on current financial conditions. Should actual results differ materially from the Company's assumptions, the potential payments will differ from the above estimate. Such payments, if and when paid, would be recorded as additional goodwill.

The Company and its subsidiaries also routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Other guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counter parties from losses arising from the following: a) tax, legal and other risks related to the purchase or disposition of businesses; b) penalties and interest assessed by Federal and state taxing authorities in connection with tax returns prepared for clients; and c) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against the Company or its subsidiaries and the ultimate liability related to any such claims, if any, is difficult to predict. While management cannot provide assurance the Company and its subsidiaries will ultimately prevail in the event any such claims are asserted, management believes the fair value of these guarantees and indemnifications is not material as of January 31, 2003.

The Company offers separately priced warranties to tax clients whereby the Company will assume the cost of additional tax assessments attributable to tax return preparation error. The Company defers a portion of the revenue associated with these warranties, and recognizes these amounts over the term of the warranty based upon historical claims data. The related liability is included in accrued expenses on the Consolidated Balance Sheets and the changes in deferred revenue liability for the nine-month periods ended January 31, 2003 and 2002 and the twelve months ended April 30, 2002 are as follows:

	Nine Months Ended		Year Ended
	January 31,		April 30,

	2003	2002	2002

Balance, beginning of year	$44,982	$31,483	$31,483
Amounts deferred for new warranties issued	7,592	7,865	28,945
Revenue recognized on previous deferrals	(17,809)	(10,704)	(15,446)

Balance, end of period	$34,765	$28,644	$44,982

11.	Condensed Consolidating Financial Statements

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

Condensed Consolidating Statements of Operations

	Three months ended January 31, 2003

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$484,901	$473,597	$(85)	$958,413

Expenses:
Compensation & benefits	—	105,387	246,785	37	352,209
Occupancy & equipment	—	19,780	67,569	—	87,349
Interest	—	13,960	10,857	—	24,817
Depreciation & amortization	—	20,490	22,180	—	42,670
Marketing & advertising	—	9,999	45,486	(154)	55,331
Supplies, freight & postage	—	8,167	24,987	—	33,154
Other	—	76,035	66,626	(70)	142,591

	—	253,818	484,490	(187)	738,121

Operating earnings (loss)	—	231,083	(10,893)	102	220,292
Other income, net	222,934	—	2,642	(222,934)	2,642

Earnings (loss) before income taxes (benefit)	222,934	231,083	(8,251)	(222,832)	222,934
Income taxes (benefit)	90,621	93,931	(3,354)	(90,577)	90,621

Net earnings (loss)	$132,313	$137,152	$(4,897)	$(132,255)	$132,313

	Three months ended January 31, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$290,939	$444,884	$(2,291)	$733,532

Expenses:
Compensation & benefits	—	82,464	238,889	—	321,353
Occupancy & equipment	—	14,711	57,967	—	72,678
Interest	—	24,175	6,558	—	30,733
Depreciation & amortization	—	17,667	20,500	—	38,167
Marketing & advertising	—	6,441	45,564	(100)	51,905
Supplies, freight & postage	—	3,402	18,606	—	22,008
Other	—	86,245	63,788	(2,291)	147,742

	—	235,105	451,872	(2,391)	684,586

Operating earnings (loss)	—	55,834	(6,988)	100	48,946
Other income, net	49,774	—	828	(49,774)	828

Earnings (loss) before income taxes (benefit)	49,774	55,834	(6,160)	(49,674)	49,774
Income taxes (benefit)	20,158	22,675	(2,557)	(20,118)	20,158

Net earnings (loss)	$29,616	$33,159	$(3,603)	$(29,556)	$29,616

	Nine months ended January 31, 2003

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$1,121,858	$739,547	$(230)	$1,861,175

Expenses:
Compensation & benefits	—	294,779	496,553	360	791,692
Occupancy & equipment	—	51,199	172,443	—	223,642
Interest	—	47,690	22,099	—	69,789
Depreciation & amortization	—	58,027	56,711	—	114,738
Marketing & advertising	—	22,561	63,237	(463)	85,335
Supplies, freight & postage	—	16,724	38,748	—	55,472
Impairment of goodwill	—	24,000	—	—	24,000
Texas litigation reserve	—	—	41,672	—	41,672
Other	—	185,195	129,971	(538)	314,628

	—	700,175	1,021,434	(641)	1,720,968

Operating earnings (loss)	—	421,683	(281,887)	411	140,207
Other income, net	144,783	—	4,576	(144,783)	4,576

Earnings (loss) before income taxes (benefit)	144,783	421,683	(277,311)	(144,372)	144,783
Income taxes (benefit)	59,361	180,671	(121,478)	(59,193)	59,361

Net earnings (loss)	$85,422	$241,012	$(155,833)	$(85,179)	$85,422

	Nine months ended January 31, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$757,341	$681,412	$(2,344)	$1,436,409

Expenses:
Compensation & benefits	—	237,621	460,448	—	698,069
Occupancy & equipment	—	45,611	148,495	—	194,106
Interest	—	78,920	11,403	—	90,323
Depreciation & amortization	—	51,316	55,779	—	107,095
Marketing & advertising	—	14,293	60,975	(302)	74,966
Supplies, freight & postage	—	10,630	27,421	—	38,051
Other	—	172,193	116,184	(2,344)	286,033

	—	610,584	880,705	(2,646)	1,488,643

Operating earnings (loss)	—	146,757	(199,293)	302	(52,234)
Other income, net	(49,041)	—	3,193	49,041	3,193

Earnings (loss) before income taxes (benefit)	(49,041)	146,757	(196,100)	49,343	(49,041)
Income taxes (benefit)	(19,862)	60,212	(80,196)	19,984	(19,862)

Net earnings (loss)	$(29,179)	$86,545	$(115,904)	$29,359	$(29,179)

Condensed Consolidating Balance Sheets

	January 31, 2003

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$175,985	$260,933	$—	$436,918
Cash & equivalents-restricted	—	405,733	12,988	—	418,721
Receivables from customers, brokers and dealers	—	546,251	—	—	546,251
Receivables	699	174,367	290,129	—	465,195
Intangible assets and goodwill	—	498,416	578,109	—	1,076,525
Investments in subsidiaries	3,037,949	205	1,263	(3,037,949)	1,468
Other assets	—	1,082,987	220,206	965	1,304,158

Total assets	$3,038,648	$2,883,944	$1,363,628	$(3,036,984)	$4,249,236

Notes payable	$—	$586,803	$—	$—	$586,803
Accts. payable to customers, brokers and dealers	—	823,890	—	—	823,890
Long-term debt	—	747,387	134,882	—	882,269
Other liabilities	1,143	423,408	364,941	(708)	788,784
Net intercompany advances	1,870,015	(438,782)	(1,432,494)	1,261	—
Stockholders’ equity	1,167,490	741,238	2,296,299	(3,037,537)	1,167,490

Total liabilities and stockholders’ equity	$3,038,648	$2,883,944	$1,363,628	$(3,036,984)	$4,249,236

	April 30, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$197,959	$238,186	$—	$436,145
Cash & equivalents-restricted	—	140,180	11,993	—	152,173
Receivables from customers, brokers and dealers	—	844,538	—	—	844,538
Receivables	151	157,747	210,447	—	368,345
Intangible assets and goodwill	—	544,391	562,550	—	1,106,941
Investments in subsidiaries	2,973,936	215	1,609	(2,973,936)	1,824
Other assets	—	1,006,531	314,381	(87)	1,320,825

Total assets	$2,974,087	$2,891,561	$1,339,166	$(2,974,023)	$4,230,791

Accts. payable to customers, brokers and dealers	$—	$903,201	$—	$—	$903,201
Long-term debt	—	746,900	121,487	—	868,387
Other liabilities	6,032	335,687	748,347	(283)	1,089,783
Net intercompany advances	1,598,635	373,975	(1,972,935)	325	—
Stockholders’ equity	1,369,420	531,798	2,442,267	(2,974,065)	1,369,420

Total liabilities and stockholders’ equity	$2,974,087	$2,891,561	$1,339,166	$(2,974,023)	$4,230,791

Condensed Consolidating Statements of Cash Flows

	Nine months ended January 31, 2003

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$27,060	$(21,514)	$(372,295)	$—	$(366,749)

Cash flows from investing:
Purchase of AFS securities	—	(10,577)	—	—	(10,577)
Cash received on residuals	—	117,522	—	—	117,522
Proceeds from sale of residuals previously securitized	—	142,486	—	—	142,486
Maturities of AFS securities	—	7,730	2,000	—	9,730
Purchase property & equipment	—	(30,149)	(65,480)	—	(95,629)
Payments for business acq	—	—	(24,239)	—	(24,239)
Net intercompany advances	271,380	(812,757)	541,377	—	—
Other, net	—	(1,518)	(4,486)	—	(6,004)

Net cash provided by (used in) investing activities	271,380	(587,263)	449,172	—	133,289

Cash flows from financing:
Repayments of notes payable	—	(9,301,285)	—	—	(9,301,285)
Proceeds from notes payable	—	9,888,088	—	—	9,888,088
Payments on acquisition debt	—	—	(52,107)	—	(52,107)
Dividends paid	(93,645)	—	—	—	(93,645)
Payments to acquire treasury shares	(317,608)	—	—	—	(317,608)
Proceeds from issuance of common stock	112,813	—	—	—	112,813
Other, net	—	—	(2,023)	—	(2,023)

Net cash provided by (used in) financing activities	(298,440)	586,803	(54,130)	—	234,233

Net increase (decrease) in cash	—	(21,974)	22,747	—	773
Cash — beginning of period	—	197,959	238,186	—	436,145

Cash — end of period	$—	$175,985	$260,933	$—	$436,918

	Nine months ended January 31, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities	$53,842	$(491,974)	$(482,716)	$—	$(920,848)

Cash flows from investing:
Purchase of AFS securities	—	—	(3,695)	—	(3,695)
Cash received on residuals	—	33,006	—	—	33,006
Maturities of AFS securities	—	—	28,203	—	28,203
Purchase property & equipment	—	(27,954)	(43,389)	—	(71,343)
Payments for business acq	—	—	(44,397)	—	(44,397)
Net intercompany advances	197,895	(803,705)	605,810	—	—
Other, net	—	—	(8,538)	—	(8,538)

Net cash provided by (used in) investing activities	197,895	(798,653)	533,994	—	(66,764)

Cash flows from financing:
Repayments of notes payable	—	(6,147,398)	—	—	(6,147,398)
Proceeds from notes payable	—	7,786,230	—	—	7,786,230
Payments on acquisition debt	—	—	(49,479)	—	(49,479)
Dividends paid	(86,349)	—	—	—	(86,349)
Payments to acquire treasury shares	(352,213)	—	—	—	(352,213)
Proceeds from issuance of common stock	186,825	—	—	—	186,825
Other, net	—	—	688	—	688

Net cash provided by (used in) financing activities	(251,737)	1,638,832	(48,791)	—	1,338,304

Net increase in cash	—	348,205	2,487	—	350,692
Cash — beginning of period	—	82,942	104,674	—	187,616

Cash — end of period	$—	$431,147	$107,161	$—	$538,308

12.	Subsequent Event

On February 24, 2003, the Company declared a cash dividend of $.18 per share to shareholders of record as of March 11, 2003, payable on April 1, 2003.

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

U.S. Tax Operations: This segment primarily consists of the Company’s tax businesses – which served 17.1 million taxpayers in its retail tax offices in fiscal year 2002, more than any other tax services company.

International Tax Operations: This segment is primarily engaged in providing local tax return preparation, filing and related services in Canada, Australia and the United Kingdom.

Mortgage Operations: This segment is primarily engaged in the origination and sale of mortgage loans and related assets and provides servicing for non-prime loans.

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

GAAP and Non-GAAP Financial Measures

GAAP refers to accounting principles generally accepted in the United States of America. Throughout this Management’s Discussion and Analysis of Results of Operations and Financial Condition, management discusses financial measures in accordance with GAAP and also on a non-GAAP basis. Non-GAAP financial measures presented herein include cash earnings and free cash flow. Further discussion of non-GAAP financial measures, including reconcilations of GAAP to non-GAAP financial measures, is included on pages 58 and 59.

General

During the third quarter, the Company completed the sale of $206.6 million of residual interests from prior securitizations. The transaction, which closed on November 15, 2002, resulted in a pretax gain of $130.9 million, or $.43 per diluted share. This gain is reflected as a separate line item in the Consolidated Statements of Operations, and in the Mortgage Operations segment, where applicable.

Also during the third quarter, the Company entered into an agreement with Household Tax Masters Inc. (Household), the servicer of refund anticipation loans (RALs), whereby the Company waived its right to purchase any participation interests in and receive license fees for RALs during the period January 1 through April 30, 2003. In consideration for waiving such rights, the Company will receive, during such period, a series of payments from Household totaling $133.0 million, subject to certain adjustments based on delinquency rates. As a result, RAL participation and related revenues for the third quarter declined approximately $6.0 million compared to the prior year.

Consolidated H&R Block, Inc.

Consolidated H&R Block, Inc. — Three-Month Results

	Three months ended

	January 31,	January 31,	October 31,
	2003	2002	2002

Revenues	$958,413	$733,532	$471,396

Pretax earnings (loss)	222,934	49,774	(62,245)
Net earnings (loss)	$132,313	$29,616	$(37,347)

Basic earnings (loss) per share	$.74	$.16	$(.21)

Diluted earnings (loss) per share	$.73	$.16	$(.21)

Three months ended January 31, 2003 compared to January 31, 2002

Consolidated revenues for the three months ended January 31, 2003 were $958.4 million, an increase of $224.9 million, or 30.7%, over the prior year. This increase is primarily due to the Mortgage Operations segment, which increased revenues $217.2 million. Also contributing to the improvement was U.S. Tax Operations, with an increase of $31.7 million. These increases were partially offset by declines in revenues from Investment Services and Business Services of $13.0 million and $6.3 million, respectively.

The Company reported pretax earnings of $222.9 million for the third quarter of fiscal year 2003 compared to $49.8 million in the prior year, an increase of $173.2 million. Mortgage Operations reported earnings of $262.5 million for the three months ended January 31, 2003, $185.0 million better than 2002, primarily as a result of the $130.9 million gain recorded on the sale of residual interests previously securitized, coupled with increased loan production volumes. Pretax earnings for U.S. Tax Operations increased $8.9 million, or 35.0%. These improvements were partially offset by increased losses from Investment Services and Business Services of $19.5 million and $6.0 million, respectively.

The effective income tax rate for the three months ended January 31, 2003 was 40.7%, compared to 40.5% and 39.4% for the three months ended January 31, 2002 and full fiscal year 2002, respectively. The increase in the effective income tax rate over the full fiscal year 2002 is primarily the result of the non-deductible goodwill impairment charge recorded in the first and second quarters of fiscal year 2003. The full fiscal year 2002 effective tax rate of 39.4% was lower than the 40.5% effective tax rate recorded in the third quarter of fiscal year 2002 primarily due to fourth quarter earnings in fiscal 2002 exceeding the estimate on which the third quarter of fiscal year 2002 effective tax rate was based.

The Company’s net earnings were $132.3 million, or $.73 per diluted share compared to $29.6 million, or $.16 per diluted share in the third quarter of fiscal year 2002.

In addition, the Company continues to measure its performance based on the calculation of earnings excluding the after-tax impact of amortization of acquired intangible assets and goodwill impairment. Net earnings, excluding the after-tax impact of these expenses, was $142.3 million, or $.78 per diluted share in the third quarter, compared to $39.4 million, or $.21 per diluted share in last year’s third quarter. This calculation is a non-GAAP financial measure.

Due to the seasonal nature of the Company’s business, results for the three months ended January 31, 2003 are not comparable to the three months ended October 31, 2002.

Consolidated H&R Block, Inc. — Nine-Month Results

	Nine months ended

	January 31,	January 31,
	2003	2002

Revenues	$1,861,175	$1,436,409

Pretax earnings (loss)	144,783	(49,041)
Net earnings (loss)	$85,422	$(29,179)

Basic earnings (loss) per share	$.48	$(.16)

Diluted earnings (loss) per share	$.46	$(.16)

Nine months ended January 31, 2003 compared to January 31, 2002

Consolidated revenues for the nine months ended January 31, 2003 were $1.9 billion, an increase of $424.8 million, or 29.6%. This increase is primarily due to the Mortgage Operations segment, which increased revenues $413.0 million over the prior period. Also contributing to the improvement were U.S. Tax Operations and Business Services, with increases of $41.4 million and $14.1 million, respectively. These increases were partially offset by the decline in revenues from Investment Services of $38.1 million.

The Company reported pretax earnings of $144.8 million for the nine months ended January 31, 2003 compared to a loss of $49.0 million in the prior year, an improvement of $193.8 million. Mortgage Operations reported earnings of $563.1 million, an increase of $325.7 million over last year. Increased losses from U.S. Tax Operations, Investment Services and Business Services of $52.1 million, $65.0 million and $14.4 million, respectively, offset the improvement from Mortgage Operations.

The effective income tax rate for the nine months ended January 31, 2003 was 41.0%, compared to 40.5% and 39.4% for the nine months ended January 31, 2002 and full fiscal year 2002, respectively. The increase in the effective income tax rate over the full fiscal year 2002 is primarily the result of the non-deductible goodwill impairment charges recorded in the first nine months of fiscal year 2003. The full fiscal year 2002 effective tax rate of 39.4% was lower than the 40.5% effective tax rate recorded during the nine months ended January 31, 2002, primarily due to fourth quarter earnings in fiscal year 2002 exceeding the estimate on which the fiscal year 2002 effective tax rate was based.

The Company’s net earnings were $85.4 million, or $.46 per diluted share compared to a loss of $29.2 million, or $.16 per diluted share for the nine months ended January 31, 2002. Net earnings of $85.4 million include pretax charges of $41.7 million for the Texas litigation reserve and $24.0 million in goodwill impairment, and a $130.9 million pretax gain on the sale of previously securitized residual interests. The after-tax impact of these items increased net earnings $38.5 million, or $.21 per diluted share.

Net earnings, excluding the after-tax impact of amortization of acquired intangible assets and goodwill impairment, were $139.5 million, or $.76 per diluted share for the nine months ended January 31, 2003, compared to a loss of $492 thousand for the nine months ended January 31, 2002.

U.S. Tax Operations

This segment is primarily engaged in providing tax return preparation, filing and related services in the United States. Segment revenues include fees earned for tax-related services performed at company-owned tax offices and royalties from franchise offices. This segment also includes the Company’s tax preparation software — TaxCut® from H&R Block, other personal productivity software, online tax preparation through a tax professional (whereby the client completes an online tax organizer and sends it to a tax professional for preparation), online do-it-yourself tax preparation, online professional tax review and online tax advice through the hrblock.com website.

In addition, the Company offers RAL products to its tax clients through a relationship with Household. In previous years, the Company purchased participation interests in RALs (49.9%

for RALs facilitated at company-owned offices and franchise offices and 25.0% for RALs facilitated in major franchise offices). Revenue from participation was calculated as the Company’s percentage participation multiplied by a fee paid by the customer to Household. During the third quarter of fiscal year 2003, the Company entered into an agreement with Household, whereby the Company waived its right to purchase any participation interests in and receive license fees for RALs during the period January 1 through April 30, 2003. In consideration for waiving such rights the Company will receive, during such period, a series of payments from Household totaling $133.0 million subject to certain adjustments based on delinquency rates, with payments received under this arrangement recognized as revenue over the term of the waiver period. As of March 14, 2003, $124.5 million of the total waiver payments had been received.

Due to the seasonal nature of this segment’s business, three and nine-month results are not indicative of the expected results for the entire fiscal year.

U.S. Tax Operations -Operating Statistics for company-owned operations
(in 000s except average fee and offices)

	Period January 1 through January 31,

	2003	2002

Tax returns prepared	2,202	2,133
Clients served:
Company-owned offices	2,218	2,152
E-commerce	239	143
Tax returns filed electronically:
Company-owned offices	2,159	2,084
E-commerce	167	119
Average fee per client served (in offices)	$129.71	$120.89
Average fee per tax return (in offices)	$106.94	$97.48
Refund anticipation loans (RALs):
Company-owned offices (1)	1,146	1,092
E-commerce (1)	19	8
Offices	5,279	5,017

(1)	Includes only RALs processed and funded. Prior year numbers, as originally reported, included RAL applications processed.

U.S. Tax Operations — Three-Month Results

	Three months ended

	January 31,	January 31,	October 31,
	2003	2002	2002

Tax preparation and related fees	$289,635	$270,024	$13,370
Royalties	38,211	32,429	1,402
RAL participation fees	37	30,154	5
RAL waiver fees	31,676	—	—
Software sales	15,704	16,072	560
Other	28,308	23,195	18,092

Total revenues	403,571	371,874	33,429

Compensation and benefits	151,251	150,765	36,677
Occupancy and equipment	50,180	43,954	37,241
Depreciation and amortization	10,188	8,982	6,387
Cost of software sales	10,240	8,690	330
Bad debt expense	16,302	24,072	812
Supplies, freight and postage	13,454	7,903	4,204
Texas litigation reserve	—	—	41,672
Other	32,765	29,174	19,801
Allocated corporate and shared costs:
Information technology	21,896	18,020	18,524
Marketing	39,601	28,687	6,732
Finance	5,532	2,301	4,760
Supply	12,049	7,213	3,284
Other	5,976	16,833	5,304

Total expenses	369,434	346,594	185,728

Pretax earnings (loss)	$34,137	$25,280	$(152,299)

Three months ended January 31, 2003 compared to January 31, 2002

U.S. Tax Operations’ revenues increased $31.7 million, or 8.5%, to $403.6 million for the three months ended January 31, 2003, compared to the three months ended January 31, 2002.

Tax preparation and related fees increased $19.6 million, or 7.3%, to $289.6 million for the three months ended January 31, 2003. This increase is due to an 8.9% increase in the average charge, net of discounts, and a 3.3% increase in tax returns prepared. The net average charge increased to $106.01 in 2003 compared to $97.37 in 2002. Average charge is calculated as tax preparation fees, less discounts if applicable, divided by the number of tax returns prepared. Tax returns prepared in company-owned offices during the current quarter were 2.2 million, compared to 2.1 million in 2002.

Tax returns prepared and tax preparation revenues at franchise offices increased by 8.0% and 20.9%, respectively, resulting in an increase in royalty income of 17.8%.

Revenues earned during the current quarter in connection with the RAL waiver agreement totaled $31.7 million. These revenues are approximately $6.0 million lower than participation and related fees earned during the three months ended January 31, 2002.

A total of 1.3 million software units were sold during the quarter ended January 31, 2003, an increase of 10.8% compared to units sold of 1.2 million in the 2002 period. Revenues from software sales of $15.7 million in the fiscal 2003 quarter are slightly lower than revenues of $16.1 million in the 2002 period due to increases in rebates offered and customer rebate redemption rates.

Other revenues for the three months ended January 31, 2003 were $28.3 million, a 22.0% improvement over 2002, principally due to an increase of $3.4 million in supply sales to franchisees.

Total expenses for the three months ended January 31, 2003 were $369.4 million, up $22.8 million, or 6.6%, from 2002. Occupancy and equipment costs increased $6.2 million due primarily to a 4.5% increase in the number of offices under lease and a 5% increase in average rents paid. Other expenses in the current quarter increased $3.6 million over 2002 primarily due to increased legal and marketing costs, partially offset by reduced servicing expenses due to the RAL waiver agreement. Allocated marketing expenses increased $10.9 million, or 38.0%, to $39.6 million for the quarter ended January 31, 2003, primarily due to acceleration of certain tax season advertisements during the current period, which in the prior fiscal year occurred in the fourth quarter. Offsetting these increases, bad debt expense declined by $7.8 million as a result of $2.1 million collected on RAL receivables previously written off and the elimination of bad debt related to RAL participations. In the prior year, $5.1 million in RAL bad debt expense was recorded.

Pretax earnings of $34.1 million for the three months ended January 31, 2003, represent a 35.0% improvement over 2002 earnings of $25.3 million.

Due to the seasonal nature of this segment’s business, operating results for the three months ended January 31, 2003 are not comparable to the three months ended October 31, 2002.

Although tax returns prepared through January 31, 2003 increased by 3.3% over the comparable 2002 period, returns prepared through February have declined. Tax returns prepared in company-owned offices during the period January 1 through February 28, 2003, declined 3.7% compared to the same period last year. Despite the decline in units, tax preparation and related fees for company-owned offices for the same period increased 4.1% compared to last year due to increases in the complexity of returns prepared and, consequently, the average charge.

U.S. Tax Operations — Nine-Month Results

	Nine months ended

	January 31,	January 31,
	2003	2002

Tax preparation and related fees	$314,013	$291,814
Royalties	40,529	34,995
RAL participation fees	319	30,450
RAL waiver fees	31,676	—
Software sales	17,135	17,567
Other	56,614	44,089

Total revenues	460,286	418,915

Compensation and benefits	214,462	208,325
Occupancy and equipment	124,611	110,908
Depreciation and amortization	22,713	23,715
Cost of software sales	10,923	9,461
Bad debt expense	18,018	23,911
Supplies, freight and postage	19,206	12,590
Texas litigation reserve	41,672	—
Other	64,465	52,266
Allocated corporate and shared costs:
Information technology	56,122	51,184
Marketing	51,402	38,839
Finance	14,500	7,964
Supply	17,634	12,626
Other	16,750	27,239

Total expenses	672,478	579,028

Pretax loss	$(212,192)	$(160,113)

Nine months ended January 31, 2003 compared to January 31, 2002

U.S. Tax Operations’ revenues increased $41.4 million, or 9.9%, to $460.3 million for the nine months ended January 31, 2003, compared to the nine months ended January 31, 2002.

Tax preparation and related fees increased $22.2 million, or 7.6%, to $314.0 million for the nine months ended January 31, 2003. The increase is due to an 8.6% increase in the average charge, net of discounts, on tax returns prepared. The net average charge increased to $109.89 in 2003 compared to $101.19 in 2002.

RAL participation fees declined as a result of the RAL waiver agreement.

Other revenues for the nine months ended January 31, 2003 were $56.6 million, an increase of $12.5 million, or 28.4%, over 2002. This improvement was primarily the result of an additional $7.1 million in deferred warranty revenues recognized and an increase of $4.5 million in supply sales to franchisees.

Total expenses for the nine months ended January 31, 2003 were $672.5 million, an increase of $93.5 million, or 16.1%. Increased expenses were primarily attributable to an estimated settlement reserve of $41.7 million recorded during the second quarter of 2003 relating to Texas RAL litigation. Occupancy and equipment costs increased $13.7 million to $124.6 million in the current period, due to an increased number of offices under lease and increases in average rent. Other expenses increased $12.2 million to $64.5 million primarily due to increased legal, consulting and marketing expenses, partially offset by reduced servicing expenses due to the RAL waiver agreement. Allocated marketing expenses increased $12.6 million, or 32.3%, to $51.4 million for the quarter ended January 31, 2003, primarily due to acceleration of certain tax season advertisements into the current period, which in the prior fiscal year occurred in the fourth quarter. These increases were partially offset by a decline of $5.9 million in bad debt expense, due to collections of $2.1 million on receivables previously written off and the elimination of bad debt expense associated with RAL participations.

The pretax loss of $212.2 million for the nine months ended January 31, 2003, which includes the Texas ligation reserve charge of $41.7 million, was $52.1 million higher than the 2002 pretax loss of $160.1 million.

International Tax Operations

This segment is primarily engaged in providing local tax return preparation, filing and related services in Canada, Australia and the United Kingdom. In addition, Overseas operations include company-owned and franchise offices in eight countries that prepare U.S. tax returns for U.S. citizens living abroad. This segment served 2.3 million taxpayers in fiscal year 2002. Segment revenues include fees earned for tax-related services performed at company-owned tax offices and royalties from franchise offices.

The Company’s operations in this segment are transacted in the local currencies of the countries in which it operates; therefore, the results can be affected by the translation of local currency results into U.S. dollars. The strengthening of the U.S. dollar, primarily in Australia, during fiscal year 2003 had the effect of increasing revenues and decreasing losses compared to the prior year.

Due to the seasonal nature of this segment’s business, three and nine-month results are not indicative of the expected results for the entire fiscal year. The Canadian tax season is from January to April, the Australian tax season is from July to October and the United Kingdom’s tax season is from August to March.

International Tax Operations — Three-Month Results

	Three months ended

	January 31,	January 31,	October 31,
	2003	2002	2002

Canada	$2,376	$2,625	$2,529
Australia	5,720	4,978	12,345
United Kingdom	435	238	329
Overseas	248	136	123

Total revenues	8,779	7,977	15,326

Canada	(6,139)	(5,308)	(4,260)
Australia	1,243	1,151	5,030
United Kingdom	(98)	(314)	(193)
Overseas	(229)	(220)	(359)
Allocated corporate and shared costs	(512)	(551)	(468)

Pretax loss	$(5,735)	$(5,242)	$(250)

Three months ended January 31, 2003 compared to January 31, 2002

International Tax Operations’ revenues for the three months ended January 31, 2003 increased $0.8 million, or 10.1%, to $8.8 million, compared to the three months ended January 31, 2002. This improvement is primarily due to results in Australia, where tax returns prepared in the current quarter increased 2.3% compared to the prior year and the average charge per return increased 2.1%.

The pretax loss of $5.7 million for the quarter ended January 31, 2003, was 9.4% worse than the pretax loss of $5.2 million recorded in the third quarter last year. This decline is primarily due to an increased loss from Canadian operations due to higher bad debt, legal fees incurred for new business initiatives, and data communication costs.

Due to the seasonal nature of this segment’s business, operating results for the three months ended January 31, 2003 are not comparable to the three months ended October 31, 2002.

International Tax Operations — Nine-Month Results

	Nine months ended

	January 31,	January 31,
	2003	2002

Canada	$7,710	$8,214
Australia	18,957	16,468
United Kingdom	1,077	1,109
Overseas	644	659

Total revenues	28,388	26,450

Canada	(14,629)	(12,772)
Australia	4,694	3,661
United Kingdom	(429)	(889)
Overseas	(685)	(199)
Allocated corporate and shared costs	(1,387)	(1,687)

Pretax loss	$(12,436)	$(11,886)

Nine months ended January 31, 2003 compared to January 31, 2002

International Tax Operations’ revenues for the nine months ended January 31, 2003 increased $1.9 million, or 7.3%, to $28.4 million compared to the nine months ended January 31, 2002. This improvement is primarily due to results in Australia, where tax returns prepared in the current period increased 3.3% compared to 2002, and the average charge per return increased 4.4%.

The pretax loss of $12.4 million for the nine months ended January 31, 2003 is 4.6% greater than the pretax loss of $11.9 million for the same period last year. The increased loss is primarily from Canadian operations, due to a decline in off-season tax revenue, and increases in bad debt, additional legal fees incurred for new business initiatives, and data communication costs. Canadian operating losses were partially offset by improved performance in Australia that was primarily attributable to increased volume.

Mortgage Operations

Through Option One Mortgage Corporation and H&R Block Mortgage Corporation, this segment is primarily engaged in the origination and sale of mortgage loans and related assets and provides servicing for non-prime loans. This segment engages in four principal activities: wholesale loan origination and sale, retail loan origination and sale, loan servicing and capital markets. The Company manages this segment to optimize cash flows from operations while at the same time minimizing risks associated with loan performance.

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

Retail loan origination and sale: This activity offers prime mortgage loan products, as well as non-prime mortgage loan products, through some H&R Block Financial Advisors branch offices, H&R Block Mortgage Corporation retail offices and through telemarketing operations. The primary source of revenue for this activity is the recognition of gains on sales of mortgage loans. Prime mortgage loans are sold in whole loan sales to third-party buyers, and non-prime loans are sold to the Trusts for disposition, either through a securitization or sale to a third-party whole loan buyer by the Trusts.

Loan servicing: This activity primarily services non-prime mortgage loans originated from wholesale and retail operations. The primary source of revenue for this activity is the recognition of servicing and late fee income.

Capital markets activity: This activity includes residual interests in securitized mortgage loans for which cash flows are received over the life of the loans. These residual interests are subsequently securitized in the form of a NIM transaction, and result in the receipt of a substantial portion of the cash from the residual interest at the closing of the NIM transaction, rather than over the actual life of the loans. Residuals retained from NIM securitizations may also be bundled and sold in a subsequent securitization once the NIM bondholders are paid. The primary source of revenue for this activity consists of accretion of residual interests and the sale of residual interests. Offsetting these revenues are realized write-downs of residual interests, which are recorded as reductions of revenues.

One of the Company’s core strategic objectives is creating a financial partnership with its tax clients through delivery of advice, coupled with the products and services needed to act on that advice. The Company’s initiative to serve the mortgage needs of its tax clients through its retail mortgage operations resulted in 42.6% of all retail loans, and 8.1% of all loans originated during the quarter, coming from H&R Block tax clients, compared to 39.6% and 7.5%, respectively, in the same period last year. In its February 24, 2003 press release announcing third quarter financial results, the Company reported that 42.5% of all retail loans and 10.6% of all loans originated during the quarter came from H&R Block tax clients. The press release posted on the Company’s website has been corrected to reflect the 42.6% and 8.1% actual results reported above.

Mortgage Operations — Three-Month Operating Statistics
(in 000s except # of loans originated and serviced, and servicing portfolio)

	Three months ended

	January 31,	January 31,	October 31,
	2003	2002	2002

Number of loans originated:
Wholesale (non-prime)	25,061	17,344	21,536
Retail:
Prime	3,560	2,229	3,089
Non-prime	2,284	1,827	2,754

Total	30,905	21,400	27,379

Volume of loans originated:
Wholesale (non-prime)	$3,756,809	$2,346,687	$3,083,895
Retail:
Prime	496,176	337,993	444,469
Non-prime	280,738	211,119	351,694

Total	$4,533,723	$2,895,799	$3,880,058

Loan sales	$4,599,255	$2,868,690	$3,821,649
Number of loans serviced (millions)	233.0	202.4	220.8
Average servicing portfolio (billions)	$26.9	$20.3	$26.2
Closing ratio (2)	57.3%	50.7%	49.8%
Weighted average FICO score (2)	605.9	596.7	604.3
Execution price — Net gain on sale (1), (2)	4.60%	3.82%	4.78%
Weighted average coupon rate for borrowers (2)	7.94%	8.82%	8.24%
Weighted average loan-to-value (2)	78.6%	77.7%	79.1%

(1)	Defined as total premium received divided by total balance of loans delivered (excluding mortgage servicing rights).

(2)	Represents non-prime production.

Mortgage Operations — Three-Month Operating Results

	Three months ended

	January 31,	January 31,	October 31,
	2003	2002	2002

Components of gain on sale:
Gain on sale of mortgage assets:
Mortgage loans and related assets	$176,940	$120,971	$155,079
Residual interests previously securitized	130,881	—	—
Write-downs of residual interests	(1,457)	(13,089)	(3,702)

Total gain on sale	306,364	107,882	151,377
Accretion income:
Residual interests	11,157	5,041	16,768
Realized gains on residual write-ups	9,136	11,301	37,324

Total accretion income	20,293	16,342	54,092
Interest income	26,357	20,508	27,429
Loan servicing revenue	43,372	34,335	41,325
Other	594	684	365

Total revenues	396,980	179,751	274,588

Compensation and benefits	68,442	45,121	62,226
Variable servicing and processing	20,331	26,252	16,606
Occupancy and equipment	10,986	7,557	10,364
Interest expense	871	937	844
Bad debt expense	5,898	5,386	3,296
Other	25,746	15,667	26,785
Allocated corporate and shared costs	2,240	1,404	947

Total expenses	134,514	102,324	121,068

Pretax earnings	$262,466	$77,427	$153,520

Three months ended January 31, 2003 compared to January 31, 2002

Mortgage Operations’ revenues increased $217.2 million, or 120.8%, to $397.0 million for the three months ended January 31, 2003 compared to the prior year. During the current period, the Company completed the sale of $206.6 million of residual interests from prior securitizations, resulting in a gain on sale of $130.9 million. Revenue increased primarily as a result of this gain and higher gains on the sale of mortgage loans.

Gain on sale of mortgage loans and related assets for both wholesale and retail increased $56.0 million to $176.9 million for the three months ended January 31, 2003. The increase over last year is a result of a significant increase in loan origination volume and an increase in loan sale execution pricing. During the third quarter, the Company originated $4.5 billion in mortgage loans compared to $2.9 billion last year, an increase of 56.6%. The execution price on mortgage loan sales increased to 4.60% for the current quarter compared to 3.82% last year, primarily due to declining interest rates during the period.

Write-downs of residual interests in securitizations of $1.5 million were recognized in the current period, due to a decline in value of older residuals based on loan performance. Write-downs of residuals for the three months ended January 31, 2002 totaled $13.1 million.

Accretion of residual interests of $11.2 million for the fiscal 2003 third quarter represents an increase of $6.1 million over 2002 quarterly accretion of $5.0 million. This increase is due to added residual interests from loan sale activity. Accretion of realized gains on residual write-ups of $9.1 million were recorded during the three months ended January 31, 2003, declining slightly from $11.3 million in the year-ago quarter. The decrease in accretion of the related assets is due to the sale of previously securitized residual interests.

During the third quarter of fiscal year 2003, the Company’s residual interests continued to perform better than expected primarily due to lower interest rates. The lower market interest rates resulted in a reduction in the required interest payments due bondholders, thereby allowing the NIM bondholders and residual interest holders to receive cash related to principal and interest payments, respectively, earlier than expected in the Company’s valuation models. As a result of these items the Company recorded pretax mark-to-market write-up adjustments, which increased the fair value of its residual interests $40.9 million during the quarter. These write-ups were recorded, net of deferred taxes of $15.6 million, in other comprehensive income and will be accreted into income throughout the remaining life of those residual interests. Future changes in interest rates or other assumptions could cause additional adjustments to the fair value of the residual interests and could cause changes to the accretion of these residual interests in future periods.

Interest income increased $5.8 million to $26.4 million for the quarter ended January 31, 2003, due to the average balance on loans held by the Trusts increasing to $1.9 billion from $1.2 billion in the prior-year quarter. This increase was slightly offset by lower excess retained interest. The excess retained interest is what the Company earns on its receivable from the third-party Trusts, and is the difference between the rate on the loans and the financing costs of the Trusts during the time period the Trusts hold the loans prior to final disposition of the loans. The interest rate margin on the receivable decreased to 5.72% during the three months ended January 31, 2003, from 6.05% a year ago.

Loan servicing revenues increased $9.0 million, or 26.3%, to $43.4 million this year. The increase reflects a higher loan servicing portfolio. The average servicing portfolio for the three-month period ended January 31, 2003 increased $6.6 billion, or 32.6%, to $26.9 billion.

Total expenses for the three months ended January 31, 2003, increased $32.2 million, or 31.5% over the year-ago quarter. This increase is primarily due to increased compensation and benefits as a result of additional employees needed to support higher loan production volumes. Variable servicing and processing expenses declined by $5.9 million due to reserves for servicing assets recorded during the three months ended January 31, 2002, which did not reoccur in fiscal year 2003. Other expenses increased by $10.0 million to $25.7 million for the current quarter, primarily due to increased depreciation, marketing and consulting expenses.

Pretax earnings increased $185.0 million to $262.5 million for the three months ended January 31, 2003.

Three months ended January 31, 2003 compared to October 31, 2002

Mortgage Operations’ revenues increased $122.4 million, or 44.6%, for the three months ended January 31, 2003, compared to the preceding quarter. The improvement is primarily due to the gain of $130.9 million on the sale of residual interests previously securitized, offset by reduced accretion on the lower value of residual interests.

Gain on sale of mortgage loans and related assets for both wholesale and retail increased $21.9 million to $176.9 million for the current quarter. This increase from the preceding quarter is primarily a result of a 16.8% increase in loans originated, offset by a decrease in execution price on loans originated and sold. The execution price on loans originated and sold for the quarter declined to 4.60% from 4.78% for the three months ended October 31, 2002, primarily as a result of a decrease in the average coupon rate.

Write-downs of residual interests in securitizations of $1.5 million were recognized during the third quarter, due to a decline in value of older residuals based on loan performance. Write-downs on residuals for the three months ended October 31, 2002 totaled $3.7 million.

Accretion of residual interests of $11.2 million represents a decrease of 33.5% from the preceding quarter accretion of $16.8 million. This decline is the result of the sale of residual interests previously securitized. Accretion of realized gains on residual write-ups declined $28.2 million to $9.1 million for the three months ended January 31, 2003 compared to $37.3 million for the preceding quarter, also due to the sale of residual interests previously securitized during the current period.

Loan servicing revenues increased $2.0 million, or 5.0%, to $43.4 million, compared to the second quarter. The increase reflects a higher loan-servicing portfolio. The average servicing portfolio for the three months ended January 31, 2003 increased $641 million, or 2.4%, to $26.9 billion.

Total expenses increased $13.4 million, or 11.1%, primarily due to increased compensation and benefit costs due to a higher number of employees needed to support increasing loan production volumes, and due to increased servicing and processing expenses.

Pretax earnings increased $108.9 million, or 71.0%, for the three months ended January 31, 2003 compared to the preceding quarter, primarily due to the gain on sale of residual interests previously securitized.

Mortgage Operations — Nine-Month Operating Statistics
(in 000s except # of loans originated and serviced, and servicing portfolio)

	Nine months ended

	January 31,	January 31,
	2003	2002

Number of loans originated:
Wholesale (non-prime)	67,371	53,515
Retail:
Prime	8,548	6,070
Non-prime	7,417	5,033

Total	83,336	64,618

Volume of loans originated:
Wholesale (non-prime)	$9,677,763	$6,673,256
Retail:
Prime	1,194,685	929,477
Non-prime	914,722	561,211

Total	$11,787,170	$8,163,944

Volume of loans acquired	$633,953	$—
Loan sales:
Loans originated and sold	$11,778,634	$8,191,794
Loans acquired and sold	633,953	—

Total	$12,412,587	$8,191,794

Number of loans serviced (millions)	233.0	191.7
Average servicing portfolio (billions)	$26.3	$19.5
Closing ratio (2)	53.2%	50.9%
Weighted average FICO score (2)	603.0	599.9
Execution price — Net gain on sale: (1)
Loans originated and sold (2)	4.75%	4.74%
Loans acquired and sold	.18%	—
Total loans sold	4.49%	4.74%
Weighted average coupon rate for borrowers (2)	8.30%	9.22%
Weighted average loan-to-value (2)	78.9%	78.5%

(1)	Defined as total premium received divided by total balance of loans delivered (excluding mortgage servicing rights).

(2)	Represents non-prime production.

Mortgage Operations — Nine-Month Operating Results

	Nine months ended

	January 31,	January 31,
	2003	2002

Components of gain on sale:
Gain on sale of mortgage assets:
Mortgage loans and related assets	$497,457	$351,944
Residual interests previously securitized	130,881	—
Write-downs of residual interests	(25,589)	(29,642)

Total gain on sale	602,749	322,302
Accretion income:
Residual interests	43,887	17,995
Realized gains on residual write-ups	69,259	11,301

Total accretion income	113,146	29,296
Interest income	80,623	54,743
Loan servicing revenue	123,647	100,378
Other	1,709	2,178

Total revenues	921,874	508,897

Compensation and benefits	183,637	129,588
Variable servicing and processing	51,958	53,282
Occupancy and equipment	28,924	21,175
Interest expense	2,544	4,126
Bad debt expense	15,015	17,452
Other	71,956	43,671
Allocated corporate and shared costs	4,769	2,206

Total expenses	358,803	271,500

Pretax earnings	$563,071	$237,397

Nine months ended January 31, 2003 compared to January 31, 2002

Mortgage Operations’ revenues increased $413.0 million, or 81.2%, to $921.9 million for the nine months ended January 31, 2003 compared to the prior year. Revenue increases are primarily due to the $130.9 million gain on the sale of residual interests previously securitized and an increase in gain on sale of mortgage loans.

Gains on sale of mortgage loans and related assets for both wholesale and retail increased $145.5 million to $497.5 million for the nine months ended January 31, 2003. This increase over last year is a result of a significant increase in loan production volume. For the nine months ended January 31, 2003, the Company originated $11.8 billion in mortgage loans compared to $8.2 billion last year, an increase of 44.4%. The increase in loan production is primarily a result of an increase in the number of applications received, an increase in the closing ratio and an increase in the average loan size. Excluding the $634.0 million of loans acquired and sold, the execution price increased slightly to 4.75% from 4.74% last year. During the period, the Company received 83% of its gain on sale in cash, compared to 80% in the prior year. See further discussion in the Financial Condition section.

Write-downs of residual interests in securitizations of $25.6 million were recognized during the current period, due to a decline in value of older residuals based on loan performance. Write-downs on residuals for the nine months ended January 31, 2002 totaled $29.6 million.

Accretion of residual interests of $43.9 million represents an increase of $25.9 million over the prior year accretion of $18.0 million, primarily due to added residual interests from loan sale activity. Accretion of realized gains on residual write-ups of $69.3 million were realized during the nine months ended January 31, 2003, compared to $11.3 million in the prior year. This improvement is the result of increases in the related asset values due to declining interest rates and added residuals from loan sale activity. As a result of the sale of residual interests previously securitized totaling $206.6 million during the current quarter, future accretion income that would have otherwise been realized from these assets will be commensurately lower.

During fiscal year 2003, the Company’s residual interests continued to perform better than expected primarily due to lower interest rates. As a result, the Company recorded pretax mark-to-market write-up adjustments, which increased the fair value of its residual interests $162.5 million during the year. These write-ups were partially offset by write-downs of $12.6 million and were recorded, net of deferred taxes of $57.3 million, in other comprehensive income and will be accreted into income throughout the remaining life of those residual interests. Future changes in interest rates or other assumptions could cause additional adjustments to the fair value of the residual interests and would cause changes to the accretion of these residual interests in future periods. Write-ups of residual interests of $45.5 million were recorded during the nine months ended January 31, 2002.

Interest income increased $25.9 million to $80.6 million due to a higher average receivable balance from the Trusts and an increase in the interest rate margin to 5.99% during the nine months ended January 31, 2003, compared to 5.36% last year.

Loan servicing revenues increased $23.3 million, or 23.2%, to $123.6 million this year. The increase reflects a higher loan servicing portfolio. The average servicing portfolio for the nine-month period ended January 31, 2003 increased $6.8 billion, or 34.9%, to $26.3 billion.

Total expenses increased $87.3 million, or 32.2%, primarily due to a $54.0 million increase in compensation and benefit costs due to an increase in the number of employees needed to support increasing loan production volumes. Other expenses increased by $28.3 million to $72.0 million for the quarter ended January 31, 2003, primarily due to a $4.1 million increase in depreciation, a $7.8 million increase in marketing expenses, and increases in other administrative expenses including legal and consulting costs.

Pretax earnings increased $325.7 million to $563.1 million for the nine months ended January 31, 2003.

Investment Services

This segment is primarily engaged in offering investment advice and services through H&R Block Financial Advisors, Inc. (HRBFA), a full-service securities broker-dealer. HRBFA is a member of the New York Stock Exchange and other principal exchanges. The Investment

Services segment offers investment planning, brokerage services, investment advice, and related financial services and securities products through approximately 1,700 financial advisors at approximately 715 branch offices located throughout the United States. Some offices are co-located with tax and mortgage offices to offer customers one location for their tax and financial services needs.

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

Investment Services — Three-Month Operating Statistics
(actual amounts, except as indicated)

	Three months ended

	January 31,	January 31,	October 31,
	2003	2002	2002

Customer trades	306,119	402,016	292,880
Customer daily average trades	4,638	6,241	4,576
Average revenue per trade	$115.57	$100.53	$119.21
Number of active accounts	670,000	603,000	710,000
Average trades per active account per quarter	0.46	0.67	0.41
Average trades per active account per year (annualized)	1.83	2.67	1.65
Ending balance of assets under administration (billions)	$21.0	$27.2	$21.4
Average assets per active account	$31,397	$45,191	$30,102
Ending margin balances (000s)	$535,000	$878,000	$503,000
Ending customer payables balances (000s)	$802,000	$865,000	$821,000

Investment Services — Three-Month Operating Results

	Three months ended

	January 31,	January 31,	October 31,
	2003	2002	2002

Margin interest revenue	$8,887	$13,740	$9,758
Less: interest expense	945	2,095	1,586

Net interest income	7,942	11,645	8,172
Commission revenue	21,743	26,859	20,187
Fee revenue	8,097	6,451	8,039
Firm trading revenue	10,557	10,191	11,509
Other	(1,237)	3,844	534

Total revenues (1)	47,102	58,990	48,441
Commissions	10,521	11,392	9,740
Other variable expenses	1,332	2,238	831

Total variable expenses	11,853	13,630	10,571
Operating margin	35,249	45,360	37,870
Compensation and benefits	22,110	22,603	23,360
Occupancy and equipment	8,384	5,903	6,640
Depreciation and amortization	6,680	5,314	5,621
Amortization of acquisition intangibles	7,325	7,362	7,325
Impairment of goodwill	—	—	6,000
Other	17,906	10,947	13,929
Allocated corporate and shared costs	4,599	5,531	2,931

Total fixed expenses	67,004	57,660	65,806

Pretax loss	$(31,755)	$(12,300)	$(27,936)

(1)	Total revenues, less interest expense.

Three months ended January 31, 2003 compared to January 31, 2002

Investment Services’ revenues, net of interest expense, for the three months ended January 31, 2003 declined $11.9 million, or 20.2%, to $47.1 million compared to the prior year. The decrease is primarily due to lower net interest income and commission revenue.

Margin interest revenue declined 35.3% to $8.9 million from the prior year, which is primarily a result of a 39.0% decline in margin balances and, to a lesser extent, lower interest rates. Margin balances have declined from an average of $863.0 million for the three months ended January 31, 2002 to $515.0 million in the current period, due to weak investor confidence and declining stock market values. Accordingly, interest expense for the third quarter of fiscal year 2003 declined 54.9% to $0.9 million compared to $2.1 million in the third quarter of fiscal year 2002.

The Company measures the profitability of margin lending activities through the net interest margin. Net interest margin is defined as interest earned on the average margin loan balance, less the cost of funding these loans. Net interest margin declined from 0.58% for the quarter ended

January 31, 2002 to .41% for the quarter ended January 31, 2003, in conjunction with the decrease in market rates.

Commission revenue declined $5.1 million, or 19.0%, to $21.7 million. Total customer trades for the current quarter were 306 thousand, a decline of 23.9% from 402 thousand trades in the prior year. Customer trading has continued to decline as a result of weak investor confidence and declining stock market values.

Fee revenue increased $1.6 million, or 25.5%, due to the implementation of a new fee structure in November of last year, and the addition of wealth management products. Wealth management products accounted for $1.2 million of the total increase in fee revenues.

Firm trading revenue, including equities, fixed income trading, underwriting, and unit investment trusts, increased 3.6% to $10.6 million. Underwriting revenues increased $2.7 million, or 84.8%, to $5.8 million from $3.1 million in the third quarter of fiscal year 2002, primarily due to increased demand for Trust Preferred Debt Securities and additional underwriting fees in the current year quarter. Partially offsetting these increases, revenues from fixed income trading decreased 15.4% to $4.4 million from $5.2 million. Equity trading declined $1.3 million as a result of the principal equity trading operations closing in April 2002.

Other revenues declined from the prior year due to losses incurred on the disposition of certain assets.

Total expenses increased $7.6 million, or 10.6%, to $78.9 million primarily as a result of increases in operating expenses resulting from various new initiatives to expand products and the business, including the installation of a new back office brokerage operating system and relocation to new offices. These increased expenses were partially offset by a decrease in commissions expense due to the decline in customer trading and cost containment measures.

The pretax loss for Investment Services for the third quarter of fiscal year 2003 was $31.8 million compared to the prior year loss of $12.3 million.

As a result of meeting certain three-year production goals established in connection with the acquisition of OLDE Discount Corporation, certain long-term advisors were eligible to receive a one-time retention payment. The retention period was through December 31, 2002, and retention payments under this plan of approximately $17.0 million were accrued in prior periods and made in February 2003.

Three months ended January 31, 2003 compared to October 31, 2002

Investment Services’ revenues, net of interest expense, for the three months ended January 31, 2003 declined $1.3 million, or 2.8%, to $47.1 million compared to the preceding quarter.

Margin interest revenue declined $0.9 million, or 8.9%, to $8.9 million for the quarter ended January 31, 2003. Decreasing margin interest revenue is due primarily to lower customer margin balances, which have declined 8.0% from an average of $560.0 million for the second quarter of 2003 to an average of $515.0 million for the third quarter. Corresponding decreases in margin interest expense resulted in net interest in the third quarter that was comparable with net interest in the preceding quarter.

Commission revenue increased $1.6 million, or 7.7%, to $21.7 million, as a result of a 4.5% increase in total customer trades to 306 thousand for the third quarter, compared to 293 thousand in the second quarter.

Firm trading revenue, including equities, fixed income trading, underwriting, and unit investment trusts, decreased 8.3% from the second quarter of fiscal year 2003 to $10.6 million in the third quarter. This decrease was primarily due to a decline in underwriting revenues, partially offset by higher municipal bond trading revenue.

Total expenses increased $2.5 million from the preceding quarter. Increased expenses were primarily due to costs relating to the installation of a new back office brokerage operating system and relocation costs, partially offset by the $6.0 million goodwill impairment charge recorded during the second quarter.

The third-quarter pretax loss for the Investment Services segment increased 13.7% to $31.8 million from $27.9 million in the second quarter of fiscal year 2003.

Investment Services — Nine-Month Operating Statistics
(actual amounts, except as indicated)

	Nine months ended

	January 31,	January 31,
	2003	2002

Customer trades	973,249	1,168,453
Customer daily average trades	5,043	6,215
Average revenue per trade	$117.95	$105.25
Number of active accounts	670,000	603,000
Ending balance of assets under administration (billions)	$21.0	$27.2
Average assets per active account	$31,397	$45,191
Ending margin balances (000s)	$535,000	$878,000
Ending customer payables balances (000s)	$802,000	$865,000

Investment Services — Nine-Month Operating Results

	Nine months ended

	January 31,	January 31,
	2003	2002

Margin interest revenue	$29,841	$55,564
Less: interest expense	4,222	13,007

Net interest income	25,619	42,557
Commission revenue	67,284	79,373
Fee revenue	24,745	17,762
Firm trading revenue	35,018	34,349
Other	(151)	7,789

Total revenues (1)	152,515	181,830
Commissions	31,641	36,162
Other variable expenses	2,711	7,297

Total variable expenses	34,352	43,459
Operating margin	118,163	138,371
Compensation and benefits	69,321	63,224
Occupancy and equipment	21,646	21,004
Depreciation and amortization	17,677	15,099
Amortization of acquisition intangibles	21,975	22,124
Impairment of goodwill	24,000	—
Other	45,534	35,125
Allocated corporate and shared costs	10,498	9,328

Total fixed expenses	210,651	165,904

Pretax loss	$(92,488)	$(27,533)

(1)	Total revenues, less interest expense.

Nine months ended January 31, 2003 compared to January 31, 2002

Investment Services’ revenues, net of interest expense, declined $29.3 million, or 16.1%, to $152.5 million for the nine months ended January 31, 2003 compared to the prior year. Revenues have declined due to difficult market conditions resulting in lower net interest income and commission revenue.

Margin interest revenue declined 46.3%, down to $29.8 million from the prior year as a result of declining margin balances and, to a lesser extent, lower interest rates. Margin balances declined from an average of $1.1 billion for the nine months ended January 31, 2002, to $598.7 million in the current period. Total interest expense decreased 67.5% to $4.2 million compared to the nine months ended January 31, 2002. Net interest margin declined from 1.06% for the nine months ended January 31, 2002 to .49% for the current year, in conjunction with the decrease in market rates.

Commission revenue declined $12.1 million, or 15.2%, to $67.3 million. Commission revenue decreased as a result of a 16.7% decline in total customer trades from 1.2 million trades in the previous year to 973 thousand trades for the nine months ended January 31, 2003. This decline was partially offset by an increase in average revenue per trade.

Fee revenue increased $7.0 million, or 39.3%, due to the implementation of a new fee structure in November of last year, and the addition of wealth management products.

During the first quarter of fiscal year 2003, the Company engaged an independent valuation firm to evaluate the fair value of goodwill related to the Investment Services segment as of July 31, 2002. An estimated impairment charge of $18.0 million was recorded during the first quarter of fiscal year 2003, and an additional impairment charge of $6.0 million was recorded during the second quarter. No goodwill impairment charges were identified during the nine months ended January 31, 2002.

Total expenses increased $35.6 million, or 17.0%, to $245.0 million, due primarily to the $24.0 million goodwill impairment charge recorded in the current year. The remaining increase in operating expenses was due to various new initiatives to expand products and the business, including the installation of a new back office brokerage operating system. These increased expenses were partially offset by a decrease in commissions expense due to the decline in customer trading.

Key to the future success of the Investment Services segment is retention of its financial advisors and recruitment of new advisors. One of the Company’s key initiatives this year is to build revenues through the addition of experienced financial advisors to the organization. During the third quarter, 122 experienced advisors were added, bringing the total hired this fiscal year to 247, versus the fiscal year goal of 250. While revenues continue to build as a result of this initiative, revenues generated by newly recruited advisors have grown slower than anticipated given the current market environment.

The pretax loss for Investment Services for the nine months ended January 31, 2003 was $92.5 million compared to the prior period pretax loss of $27.5 million. Operating results for Investment Services have declined primarily due to weak trading activity, a decline in margin lending and goodwill impairment charges. Revenues are closely linked with the overall performance of market indices and operating results are not likely to improve substantially until investor confidence strengthens and market conditions improve.

Business Services

This segment is primarily engaged in providing accounting, tax, consulting, payroll, employee benefits and capital markets services to business clients and tax and financial planning, wealth management and insurance services to individuals.

To expand its service offerings, the Company acquired a controlling interest in MyBenefitSource, Inc. (MBS), an integrated payroll and benefits processing company, and 100% of Equico Resources, LLC (Equico), a valuation, merger and acquisition-consulting firm, in December 2001. These acquisitions were accounted for as purchases, and the results of operations for these businesses have been consolidated in segment financial results since the date of acquisition. Segment revenues have increased in fiscal year 2003 compared to fiscal year 2002 as a result of these acquisitions. In addition, both MBS and Equico are start-up businesses and are currently generating operating losses that have adversely impacted fiscal year 2003 segment results.

Business Services — Three-Month Results

	Three months ended

	January 31,	January 31,	October 31,
	2003	2002	2002

Accounting, consulting and tax	$88,817	$92,651	$85,000
Product sales	4,871	4,742	5,774
Management fee revenue	3,150	3,150	3,150
Other	3,903	6,518	3,959

Total revenues	100,741	107,061	97,883

Compensation and benefits	65,060	64,311	65,654
Occupancy and equipment	7,110	4,426	6,789
Depreciation and amortization	2,020	1,626	1,767
Marketing and advertising	3,599	1,249	1,775
Bad debt expense	3,009	3,457	2,439
Amortization of acquisition intangibles	3,754	3,569	3,690
Other	19,778	26,032	19,070
Allocated corporate and shared costs	608	611	484

Total expenses	104,938	105,281	101,668

Pretax earnings (loss)	$(4,197)	$1,780	$(3,785)

Three months ended January 31, 2003 compared to January 31, 2002

Business Services’ revenues of $100.7 million for the three months ended January 31, 2003 declined $6.3 million, or 5.9%, from the prior year. This decrease was primarily due to a decline of $14.5 million in tax consulting revenues. The current economic recession and a continuing cautious business environment have contributed to weakness in the segment’s business consulting services. This decline was somewhat offset by the acquisition of MBS and Equico, which increased revenue for the current quarter $6.7 million. Revenues also increased $2.1 million over the year ago quarter as a result of growth in outsourcing services.

Total expenses of $104.9 million for the three months ended January 31, 2003 were comparable to the prior year. Occupancy and equipment costs increased $2.7 million and marketing and advertising costs increased $2.4 million primarily as a result of acquired businesses. These increases were offset by a decline in out-of-pocket expenses billed to clients and other cost reductions.

The pretax loss for the three months ended January 31, 2003 was $4.2 million compared to pretax earnings of $1.8 million in 2002.

Due to the seasonal nature of this segment’s business, operating results for the three months ended January 31, 2003 are not comparable to the three months ended October 31, 2002.

Business Services — Nine-Month Results

	Nine months ended

	January 31,	January 31,
	2003	2002

Accounting, consulting and tax	$256,733	$237,656
Product sales	16,218	15,057
Management fee revenue	9,450	8,550
Other	11,537	18,603

Total revenues	293,938	279,866

Compensation and benefits	199,788	184,970
Occupancy and equipment	18,401	14,336
Depreciation and amortization	5,528	5,249
Marketing and advertising	6,864	3,919
Bad debt expense	6,337	8,085
Amortization of acquisition intangibles	11,438	10,020
Other	56,192	49,776
Allocated corporate and shared costs	1,645	1,348

Total expenses	306,193	277,703

Pretax earnings (loss)	$(12,255)	$2,163

Nine months ended January 31, 2003 compared to January 31, 2002

Business Services’ revenues of $293.9 million for the nine months ended January 31, 2003 increased $14.1 million, or 5.0%, from the prior year. As a result of the acquisitions of MBS and Equico in December 2001, revenues for the nine-month period ended January 31, 2003 increased $28.9 million over the comparable period in 2002. These increases were partially offset by a $13.6 million decline in tax consulting revenues and a $5.2 million decline in insurance product revenues.

Total expenses increased $28.5 million to $306.2 million for the nine months ended January 31, 2003 primarily due to operating expenses of acquired businesses.

The pretax loss for the nine months ended January 31, 2003 was $12.3 million, a decline of $14.5 million compared to prior year earnings of $2.2 million. The pretax loss in 2003 was primarily attributable to losses for MBS and Equico which, in the aggregate, were $14.6 million greater than operating losses in the prior year.

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

Corporate Operations &
Interest Expense on Acquisition Debt — Three-Month Results

	Three months ended

	January 31,	January 31,	October 31,
	2003	2002	2002

Operating revenues	$1,846	$6,950	$1,553
Eliminations	(1,551)	(1,166)	(1,410)

Total revenues	295	5,784	143

Corporate expenses:
Compensation and benefits	2,631	(63)	4,476
Interest expense (1)	4,283	6,656	1,299
Marketing and advertising	1,865	10,319	83
Other	6,710	1,072	5,353

	15,489	17,984	11,211
Support departments:
Information technology	24,987	23,418	22,348
Marketing	39,488	35,442	6,069
Finance	7,530	4,908	7,293
Other	24,741	20,034	13,483

	96,746	83,802	49,193
Allocation of shared services	(98,163)	(77,607)	(46,436)
Investment income, net	(191)	467	533

Pretax loss	$(13,968)	$(17,928)	$(13,292)

Interest expense on acquisition debt	$18,014	$19,243	$18,203

(1)	Represents net interest expense charged to financial related businesses and corporate operations for cash borrowed to fund operating activities.

Three months ended January 31, 2003 compared to January 31, 2002

Revenues declined $5.5 million as a result of $3.4 million in additional allocations to other segments of revenues from supply sales to franchises and a $1.6 million decrease in operating investment income.

Corporate expenses declined $2.5 million, or 13.9%, primarily due to lower interest and marketing expenses. Interest expense declined as a result of lower commercial paper borrowings in association with the RAL waiver agreement, while marketing expenses declined as a result of costs which are now charged directly to other segments. Other expenses increased as a result of additional consulting fees of $1.9 million, coupled with additional increases in audit and legal fees.

Marketing department expenses increased $4.0 million, or 11.4%, primarily due to acceleration of certain tax season advertisements during the current period, which in the prior fiscal year occurred in the fourth quarter.

Finance department expenses increased $2.6 million, or 53.4%, primarily as a result of increased insurance costs and consulting fees over the prior year period.

The pretax loss was $14.0 million, compared with last year’s third quarter loss of $17.9 million.

The decrease in interest expense on acquisition debt is attributable to lower financing costs and a $39.8 million payment on acquisition debt in August 2002.

Corporate Operations &
Interest Expense on Acquisition Debt — Nine-Month Results

	Nine months ended

	January 31,	January 31,
	2003	2002

Operating revenues	$4,137	$11,430
Eliminations	(4,185)	(3,986)

Total revenues	(48)	7,444

Corporate expenses:
Compensation and benefits	11,269	10,147
Interest expense (1)	2,728	7,951
Marketing and advertising	2,095	12,330
Other	19,074	9,683

	35,166	40,111
Support departments:
Information technology	66,266	58,393
Marketing	50,196	43,347
Finance	20,935	12,186
Other	49,054	39,660

	186,451	153,586
Allocation of shared services	(186,312)	(154,507)
Investment income, net	1,426	2,678

Pretax loss	$(33,927)	$(29,068)

Interest expense on acquisition debt	$54,990	$60,001

(1)	Represents net interest expense charged to financial related businesses and corporate operations for cash borrowed to fund operating activities.

Nine months ended January 31, 2003 compared to January 31, 2002

Revenues of a negative $48 thousand were $7.5 million lower than last year due primarily to $3.0 million in reduced interest income on operating investments, $2.1 million in additional revenues from supply sales to franchises allocated to other segments and a $1.7 million write-down in investments at the Company’s captive insurance subsidiary.

Corporate expenses declined $4.9 million, or 12.3%, over the prior year, primarily due to lower marketing expenses. Marketing expenses decreased as a result of costs which are now charged directly to other segments.

Information technology expenses increased $7.9 million, or 13.5%, primarily due to an increase of 16.3% in the number of employees over the nine months ended January 31, 2002. Equipment expenses also increased 12.2% due to the lease of additional computer hardware during the year.

Marketing expenses increased $6.8 million, or 15.8%, primarily due to acceleration of certain tax season advertisements during the current period, which in the prior fiscal year occurred in the fourth quarter.

Finance department expenses increased $8.7 million, or 71.8%, primarily as a result of increased insurance costs. In addition, consulting fees also increased over the prior year period.

The pretax loss was $33.9 million, compared with last year’s loss of $29.1 million.

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

OPERATING CASH FLOWS

Operating cash flows totaled negative $366.7 million and negative $920.8 million for the nine months ended January 31, 2003 and 2002, respectively. While annual operating cash flows are positive, the seasonal nature of the U.S. Tax Operations segment typically results in negative operating cash flow through the first three quarters of the fiscal year followed by large positive operating cash flow in the fourth quarter.

Free cash flow is a non-GAAP liquidity measure, which is defined as cash generated from operating activities, reduced by capital expenditures, contingent payments on prior acquisitions, debt payments, tax benefits on stock option exercises and other investing activities. Free cash flow, as defined, was negative $314.8 million and negative $1.1 billion for the nine months ended January 31, 2003 and 2002, respectively, and $604.1 million for the year ended April 30, 2002. This calculation of free cash flow may not be comparable to that of other companies.

COMMERCIAL PAPER ISSUANCE

Commercial paper is issued through Block Financial Corporation (BFC) and H&R Block Canada, Inc., wholly-owned subsidiaries of the Company. The following chart provides the debt ratings for BFC as of January 31, 2003:

	Short-term	Long-term	Outlook

Fitch	F1	A	Negative
Moody’s	P2	A3	Stable
S&P	A2	BBB+	Stable

The following chart provides the debt ratings for H&R Block Canada, Inc. as of January 31, 2003:

	Short-term	Corporate	Trend

DBRS	R-1 (low)	A	Stable
Moody’s	P2

The Company incurred short-term borrowings throughout the third quarter primarily to fund receivables associated with its Business Services segment, mortgage loans held for sale, seasonal working capital needs, dividend payments, and purchases of treasury stock. Short-term borrowings were $586.8 million at January 31, 2003, compared with $1.6 billion at January 31, 2002. The reduction was primarily a result of the RAL waiver agreement, whereby the Company waived its right to purchase participation interests in RALs during the 2003 tax season.

The Company’s commercial paper issuances are supported by unsecured committed lines of credit (CLOCs). The United States issuances are supported by a $2.0 billion CLOC from a consortium of twenty-two banks. The $2.0 billion CLOC is subject to annual renewal in October of 2003, and has a one-year term-out provision with a maturity date of October 22, 2004. This line is subject to various affirmative and negative covenants, including a minimum net worth covenant, and has not been drawn against. The Canadian issuances are supported by a credit facility provided by one bank in an amount not to exceed $125 million (Canadian), which also serves as a working capital line for Canadian operations. The Canadian CLOC is subject to annual renewal in December of 2003.

Risks to the stability of the Company’s commercial paper market participation would be a short-term rating downgrade, adverse changes in the Company’s financial performance, non-renewal of the CLOCs, adverse publicity and operational risk within the commercial paper market such as the events on September 11, 2001. Management believes if any of these events were to occur, the CLOCs, to the extent available, could be used for an orderly exit from the commercial paper market, though at a higher cost to the Company. Additionally, the Company could turn to other sources of liquidity, including cash, other borrowings, debt issuance and asset sales or securitizations.

OTHER OBLIGATIONS AND COMMITMENTS

In April 2000, the Company issued $500 million of 81/2% Senior Notes, due 2007. The Senior Notes are not redeemable prior to maturity. The net proceeds of this transaction were used to repay a portion of the initial short-term borrowings for the OLDE Financial Corporation acquisition.

In October 1997, the Company issued $250 million of 63/4% Senior Notes, due 2004. The Senior Notes are not redeemable prior to maturity. The net proceeds of this transaction were used to repay short-term borrowings that initially funded the acquisition of Option One Mortgage Corporation (Option One).

Long-term debt at January 31, 2003 was comprised of the $750 million of Senior Notes described above, future payments related to the acquisitions of RSM McGladrey and other accounting firms of $120.0 million, and capital lease obligations and mortgage notes of $14.7 million.

As of January 31, 2003, the Company had $250 million remaining under its shelf registration of debt securities for additional debt issuance.

In connection with the Company’s acquisition of the non-attest assets of McGladrey & Pullen, LLP (McGladrey) in August 1999, the Company assumed certain pension liabilities related to McGladrey’s retired partners. The Company makes payments in varying amounts on a monthly basis. Included in other noncurrent liabilities at January 31, 2003 and April 30, 2002 is $25.3 million and $25.7 million, respectively, related to this liability.

In connection with the Company’s Business Services acquisitions, the purchase agreements provide for possible future contingent consideration, which is based on achieving certain revenue, profitability and working capital requirements over the next six years. Contingent payments of $20.3 million and $15.4 million were made during the nine months ended January 31, 2003 and 2002, respectively.

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

In 2000, HRB Royalty, Inc. (HRB Royalty) placed most of its major franchisees on notice that it would not be renewing their respective franchise agreements as of the next renewal date. The renewal dates vary among the major franchisees. Pursuant to the terms of the applicable franchise agreements, HRB Royalty must pay the major franchisee a “fair and equitable price” for the franchise business and such price shall be no less than eighty percent of the franchisee’s revenues for the most recent 12 months ended April 30, plus the value of equipment and supplies, and certain off-season expenses. The Company expects to acquire the franchise businesses over the next several fiscal years, however there is no certainty of the timing or cost of acquisition as to any franchise business due, in part, to related litigation.

During the third quarter, the Office of Thrift Supervision (OTS), an office of the Department of Treasury, announced a July 1, 2003 effective date for a final rule that will remove prepayment and late fee rules from the list of OTS regulations applicable to state housing creditors under the Alternative Mortgage Transaction Parity Act (Parity Act). The Parity Act, adopted in 1982, grants certain state-chartered housing creditors such as Option One and H&R Block Mortgage, parity with federally chartered lenders when making loans with payment features that vary from conventional fixed-rate, fixed-term mortgage loans. Once effective, Option One and H&R Block Mortgage must comply with applicable state and local laws covering prepayment fees. The rule change regarding late fees will not affect Option One or H&R Block Mortgage as they already comply with state and local laws covering such fees. The Company is evaluating the potential impact of the rule change on its operations and financial results and developing strategies to mitigate any adverse effect. The rule change is not expected to have a material adverse effect on the Company's consolidated results of operations or financial position.

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

International Tax Operations:

International Tax Operations are generally self-funded, with the exception of the United Kingdom. Cash balances are held in Canada and Australia in local currencies. At January 31, 2003, there was no Canadian commercial paper outstanding.

Mortgage Operations:

Through Option One Mortgage Corporation (OOMC) and H&R Block Mortgage Corporation (HRBMC), this segment is primarily engaged in the origination and sale of mortgage loans and related assets and provides servicing for non-prime loans. In order to reduce the Company’s capital investment in its non-prime mortgage operations, the Company entered into third-party off-balance sheet arrangements beginning in April 2000, renewable annually. These arrangements are primarily used to purchase mortgage loans, but a portion may also be used to finance servicing advances and residual interests. The arrangements have freed up cash and short-term borrowing capacity, improved liquidity and flexibility, and reduced balance sheet risk, while providing stability and access to liquidity in the secondary market. The prime loans originated through HRBMC are sold through whole loan sales.

The Company originates mortgage loans and sells most loans the same day in a whole loan sale to the Trusts. The sale is recorded in accordance with Statement of Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Trusts purchase the loans from the Company utilizing three warehouse facilities totaling $4.0 billion. These facilities are subject to various OOMC performance triggers, limits and financial covenants, including tangible net worth and leverage ratios. As a result of the whole loan sale to the Trusts, the Company records a receivable from the Trusts for the present value of the portion of the net spread (the difference between the rate on the loans and the financing cost of the Trusts) plus prepayment penalty income. This receivable is included in prepaid and other current assets on the consolidated balance sheets.

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

If the Trusts choose to securitize the mortgage loans, the Company then pledges its receivable and the Trusts pledge the related mortgage loans to a securitization trust to reconstitute the loans. The securitization trust then securitizes the reconstituted mortgage loans. At this point, the Company’s receivable is restructured and recharacterized as a residual interest from the securitized mortgage loans. These residual interests are classified as trading and are included in marketable securities-trading on the Consolidated Balance Sheets.

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

The Company began receiving cash collections from its residual interests in fiscal year 2002, which reduced the outstanding balance of the residuals. Cash received on these residual interests was $117.5 million for the nine months ended January 31, 2003, compared with $33.0 million for the comparable period in fiscal year 2002.

During the third quarter, the Company completed the sale of $206.6 million of residual interests from prior securitizations. The transaction, which closed on November 15, 2002, netted the Company $142.5 million in cash. The gain on this transaction is reflected as a separate line item in the Consolidated Statements of Operations, and in the Mortgage Operations segment, where applicable.

For the nine months ended January 31, 2003, the final disposition of loans by the Trusts was 65.2% securitizations and 34.8% whole loan sales. For the nine months ended January 31, 2002, the final disposition of loans by the Trusts was 84.4% securitizations and 15.6% whole loan sales.

The majority of revenues from Mortgage Operations are generated by sales of mortgage assets. Gains on sales of mortgage assets consist of the following:

	Nine months ended

	January 31,	January 31,
	2003	2002

Gain on whole loans sold by the Trusts	$267,499	$38,868
Gain on loans securitized by the Trusts	224,085	288,148
Gain on sale of residual interests previously securitized	130,881	—
Gain on loans still held by the Trusts	73,494	57,385
Gain on mortgage servicing rights	50,691	37,564
Net change in mark-to-market on pipeline loans	1,906	542
Adjustments to fair value of residual interests	(25,589)	(29,642)
Origination expenses	(120,218)	(70,563)

	602,749	322,302

Percent of gain received as cash	83%	80%

The Company has commitments to fund mortgage loans in its pipeline of $2.3 billion at January 31, 2003, subject to contract verification. External market forces impact the probability of loan commitments being closed, and therefore, total commitments outstanding do not necessarily represent future cash requirements. If the loan commitments are exercised, they will be funded in the manner described above.

The mortgage segment regularly sells loans as a source of liquidity for its prime and non-prime mortgages. Whole loan sales through January 31, 2003 were $12.4 billion compared with $8.2 billion for the same period in fiscal year 2002. Additionally, BFC provides the mortgage segment a $150 million line of credit for working capital needs.

Management believes the sources of liquidity available to the Mortgage Operations segment are predictable and sufficient for its needs. Risks to the stability of these sources include external events impacting the asset-backed securities market. The liquidity available from the NIM transactions is also subject to external events impacting this market. These external events include, but are not limited to, adverse changes in the perception of the non-prime industry or in the regulation of non-prime lending and, to a lesser degree, reduction in the availability of third parties that provide credit enhancement. Performance of the securitizations will also impact the segment’s future participation in these markets. The three warehouse facilities used by the Trusts are subject to annual renewal, each at a different time during the year, in January, April and July and any of the above events could lead to difficulty in renewing the lines. These risks are mitigated by the availability of whole loan sales and financing provided by the Company.

The Financial Accounting Standards Board (FASB) has proposed changes to the accounting for residual interests in securitizations in an interpretation of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). The interpretation, if finalized with the proposed provisions, may impact the Company’s ability to record NIM transactions utilizing its current structure and maintain its current accounting treatment. The Company has not yet determined the impact, if any, of the proposed interpretation on its financial statements.

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

HRBFA is required to maintain minimum net capital as defined under Rule 15c3-1 of the Securities Exchange Act of 1934 and has elected to comply with the alternative capital requirement, which requires a broker-dealer to maintain net capital equal to the greater of $1 million or 2% of the combined aggregate debit balances arising from customer transactions. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the greater of 5% of combined aggregate debit items or $1 million. At January 31, 2003, HRBFA’s net capital of $106.1 million, which was 18.5% of aggregate debit items, exceeded its minimum required net capital of $11.5 million by $94.6 million.

To manage short-term liquidity, HRBFA maintains a $300 million unsecured credit facility with BFC, its indirect corporate parent. As of January 31, 2003, HRBFA had a $125 million letter of credit with a financial institution. As of January 31, 2003, no amounts were drawn on this letter of credit.

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

To satisfy the margin deposit requirement of client option transactions with the Options Clearing Corporation (OCC), Investment Services pledges customers’ margined securities. Pledged securities at January 31, 2003 totaled $34.1 million, an excess of $3.1 million over the margin requirement. In January 2002, Investment Services provided the OCC with letters of credit of $45.0 million to satisfy the $40.0 million margin requirement. The letters of credit were collateralized by customers’ margined securities.

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

CAPITAL RESOURCES

Cash used in operating activities totaled $366.7 million for the nine months ended January 31, 2003, compared with $920.8 million for the nine months ended January 31, 2002. Cash used in operations was primarily impacted by the increase in receivables of $130.4 million for the nine months ended January 31, 2003 compared to $916.0 million for the nine months ended January 31, 2002. The decline in the receivable balance is primarily due to the waiver of the Company’s right to purchase participation rights in RALs, which reduced the receivable balance by $737.7 million compared to January 31, 2002.

Cash expenditures during the nine months ended January 31, 2003 relating to investing and financing activities include the purchase of property and equipment ($95.6 million), payment of dividends ($93.6 million) and the acquisition of treasury shares ($317.6 million).

Cash and cash equivalents, including restricted balances, totaled $855.6 million at January 31, 2003. Investment Services held $459.2 million of the $855.6 million, of which $392.9 million was segregated in a special reserve account for the exclusive benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934 (restricted cash). Investment Services’ restricted cash balance has risen 53.0% from $256.8 million at April 30, 2002. Payables to customers have become larger than customer margin balances due to unstable equity markets. The remaining cash and cash equivalents held by Investment Services reflect excess cash remaining from the firm and clients after funding margin debits and security settlements. Restricted cash held by Mortgage Operations totaled $12.8 million at January 31, 2003 as a result of cash held for outstanding commitments to fund mortgage loans. Restricted cash of $13.0 million at January 31, 2003 held by Business Services is related to funds held to pay payroll taxes on behalf of its clients.

Working capital decreased to $209.5 million at January 31, 2003 from $365.4 million at April 30, 2002. The working capital ratio at January 31, 2003 is 1.10 to 1, compared to 1.19 to 1 at April 30, 2002. A large portion of tax return preparation occurs in the fourth quarter and has the effect of increasing certain assets and liabilities during the fourth quarter, including cash and cash equivalents, receivables, accrued salaries, wages and payroll taxes and accrued taxes on earnings.

In March 2000, the Company’s Board of Directors approved an authorization to repurchase up to 12 million shares of its common stock. Repurchases under the March 2000 authorization were completed in September 2001. On September 12, 2001, the Company’s Board of Directors authorized the repurchase of 15 million shares of common stock. During fiscal year 2002, the Company repurchased 12.2 million shares (split-adjusted) pursuant to these authorizations at an aggregate price of $462.5 million or an average price of $37.76 per share. In the nine months ended January 31, 2003, the Company purchased 6.6 million shares at an aggregate price of $316.6 million, or an average price of $47.94 per share. As of January 31, 2003, there were approximately 1.9 million shares remaining under the September 2001 authorization. The Company plans to continue to purchase its shares on the open market in accordance with this authorization, subject to various factors including the relative market price to an estimate of intrinsic value of the stock, the ability to maintain progress toward a financial and capital structure that will support a mid single A rating, the availability of excess cash, the ability to maintain liquidity and financial flexibility, securities laws restrictions and other investment opportunities available.

Definition of Non-GAAP Financial Measures

The Company provides readers financial measures generated using generally accepted accounting principles and will, from time to time, provide non-GAAP financial measures, as management believes such measures aid in the analysis and comparability of its financial results. A non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes or includes amounts included or excluded from the most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles.

Cash earnings are a non-GAAP financial measure, that the Company defines as net earnings excluding the after-tax effect of amortization expense of acquired intangible assets and, when applicable, goodwill impairment. The Company utilizes cash earnings to evaluate its resource generation capacity in order to make capital allocation and reinvestment decisions. Net earnings is the most comparable GAAP financial measure.

Free cash flow is a non-GAAP liquidity measure that the Company defines as operating cash flow reduced by capital expenditures, contingent payments on prior acquisitions, debt payments, tax benefits on stock option exercises and other investing activities. The Company utilizes free cash flow to evaluate its level of uncommitted cash flows generated from operations. Net cash flow from operating activities is the most comparable GAAP financial measure.

Management believes cash earnings and free cash flow are meaningful to investors as they provide analysis of operating results using the same measures used the by the Company's chief decision makers in the execution of the Company's business strategies.

Following are reconciliations of cash earnings to GAAP earnings and free cash flow to cash flows from operating activities:

Cash Earnings
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2003	2002	2003	2002

Net earnings (loss)	$132,313	$29,616	$85,422	$(29,179)
Amortization expense, net of taxes	9,999	9,765	30,108	28,687
Goodwill impairment	—	—	24,000	—

Cash earnings (loss)	$142,312	$39,381	$139,530	$(492)

Earnings (loss) per diluted share	$.73	$.16	$.46	$(.16)

Cash earnings (loss) per diluted share	$.78	$.21	$.76	$.00

Free Cash Flow
(in thousands)

	Nine Months Ended		Year Ended
	January 31,		April 30,

	2003	2002	2002	2001

Cash from operating activities	$(366,749)	$(920,848)	$741,446	$248,351
Capital expenditures	(95,629)	(71,343)	(111,775)	(92,411)
Debt payments	(52,107)	(49,479)	(55,845)	(72,579)
Contingent payments on acquisitions	(20,256)	(15,386)	(16,833)	(5,145)
Tax benefit on stock option exercises	(31,168)	(55,004)	(57,809)	(2,235)
Changes in available for sale securities	259,161	57,514	91,252	367,080
Other changes, net	(8,027)	(9,869)	13,619	7,116

Free cash flow	$(314,775)	$(1,064,415)	$604,055	$450,177

Forward-looking information

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management’s assumptions and beliefs relating thereto. Words such as “will,” “plan,” “expect,” “remain,” “intend,” “estimate,” “approximate,” and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by Federal, state and local authorities and self-regulatory organizations and their impact on any lines of business in which the Company’s subsidiaries are involved; unforeseen compliance costs; the uncertainty that the Company will achieve or exceed its revenue, earnings and earnings per share growth goals and expectations for fiscal year 2003; the uncertainty that actual fiscal year 2003 financial results will fall within the guidance provided by the Company; the uncertainty as to the effect on the consolidated financial statements of the adoption of accounting pronouncements; risks associated with sources of liquidity for each of the lines of business of the Company; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company’s strategies; changes in management and management strategies; the Company’s inability to successfully design, create, modify and operate its computer systems and networks; the uncertainty of assumptions utilized to estimate cash flows from residual interests in securitizations and mortgage servicing rights; litigation involving the Company and its subsidiaries; the uncertainty any settlements in the RAL litigation will ultimately be approved by the courts; and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company reported in its current reports on Forms 8-K dated November 1, 2002, November 6, 2002, November 14, 2002, November 15, 2002 and November 18, 2002, and its quarterly report on Form 10-Q for the quarter ended October 31, 2002, certain events and information relating to class action litigation and putative class action litigation involving its subsidiaries’ refund anticipation loan (RAL) program. The following is updated information regarding those cases identified in the Company’s current report on Form 8-K dated November 6, 2002, in which developments occurred during the third quarter or subsequent thereto, as well as information concerning a putative class action RAL case filed during the third quarter.

Ronnie and Nancy Haese, et al. v. H&R Block Inc., et al., Case No. CV96-4213, District Court of Kleberg County, Texas, (“Haese I”) and; Ronnie and Nancy Haese, et al. v. H&R Block Inc., et al., Case No. CV-99-314-D, District Court of Kleberg County, Texas (“Haese II”), filed originally as one action on July 30, 1996. The trial court judge in Haese I issued a letter on November 6, 2002, indicating that he intended to grant plaintiffs’ motion for partial summary judgment and motion for forfeiture, thereby holding that a fiduciary relationship exists between a tax preparer and its customer and that the company and its franchisee must forfeit fees totaling $74.9 million. On November 19, 2002, the Company announced that a settlement had been reached pursuant to which, if approved, the Company and its major franchisee would issue coupons to class members that may be redeemed over a five-consecutive-year period once there is final approval of the settlement and all appeals have been exhausted. Each class member would receive a packet containing 15 coupons under the settlement (one mailing). Three coupons would be redeemable each year — one for a $20 rebate off tax services at Block offices, one that may be redeemed for TaxCut® Platinum tax preparation software, and one that may be redeemed for Tax Planning Advisor, a tax planning book. The defendants would also be responsible for the payment of court-approved legal fees up to $49 million and expenses of class counsel up to $900,000. Following the end of the third quarter and prior to the filing of the final settlement agreement with the court and any motions for preliminary approval of the settlement and legal fees and expenses of class counsel, the plaintiffs filed a motion asking the Texas court to direct that $26 million of awarded class counsel fees be paid to the plaintiff class members. The defendants filed an objection to the motion, stating the motion was premature, defendants had not agreed to such a payment to the class as a part of the settlement, the defendants object to making payments to the plaintiff class on behalf of their class counsel, and the defendants should not be compelled to incur any expense related to such payments. That motion is pending. The settlement is subject to court approval and there are no assurances that such approval will be obtained.

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

Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., Block Financial Corporation, et al., Case No. 98 C 2178, United States District Court for the Northern District of Illinois, Eastern Division (referred to as Cheryl Reynolds, et al. v. Beneficial National Bank, et al. in Seventh Circuit Court of Appeals decision issued in April 2002). On remand from the Seventh Circuit Court of Appeals, the District Court held hearings in October and November 2002 with respect to the fairness and adequacy of the proposed settlement. At the conclusion of the fairness hearing on November 15, the judge took the matter under advisement, permitting the objectors to the proposed settlement to file briefs as to the fairness of the settlement and permitting the plaintiffs and defendants to file reply briefs in further support of the settlement. Briefing concluded in December 2002 and the judge has not yet ruled on the fairness of the settlement. There can be no assurances that the District Court will approve the settlement as currently contemplated.

Joyce A. Green, et al. v. H&R Block, Inc., Block Financial Corporation, et al., Case No. 97195023, in the Circuit Court for Baltimore City, Maryland. A hearing on the Company’s motion for summary judgment on all counts was held on November 21, 2002, and the judge denied the motion on that day. The trial was scheduled for January 7, 2003. In response to defendants’ motion to stay the trial, at a hearing on January 7, the judge granted the motion to stay the trial until a ruling on the fairness of the settlement in the Zawikowski case is rendered and all appeals of the Chicago ruling are exhausted.

Sandra J. Basile, et al. v. H&R Block, Inc. et al., April Term 1993 Civil Action No. 3246, in the Court of Common Pleas, First Judicial District of Pennsylvania, Philadelphia County. The Company moved to decertify the class in this matter and oral argument on the motion was held on December 16, 2002. The judge took the matter under advisement and a ruling has not yet been made.

Belinda Peterson, et al. v. H&R Block Tax Services, Inc., Case No. 95CH2389, in the Circuit Court of Cook County, Illinois. Defendants’ motion to decertify the class is pending. This case is scheduled for trial in May 2003.

Levon and Geral Mitchell, et al. v. H&R Block and Ruth R. Wren, Case No. CV-95-2067, in the Circuit Court of Mobile County, Alabama. The remaining claim in this matter is a breach of fiduciary duty claim relating to the RAL program. Class certification was denied by the court. That denial was reversed by the Alabama Supreme Court and remanded for further consideration. A hearing on a new motion to certify a class was held on February 21, 2003. The judge took the matter under advisement and has not yet ruled on it.

Deadra D. Cummins, et al. v. H&R Block, Inc., et al., Civil Action No. 03-C-134, is a putative class action filed on January 22, 2003, in state court in Kanawha County, West Virginia, in which plaintiffs allege three counts involving breach of fiduciary duty, breach of West Virginia statute on credit service organizations, breach of contract, unjust enrichment, and unfair or deceptive acts or practices with respect to the RAL program. The plaintiffs’ complaint states that the class sought to be certified encompasses all West Virginia residents who participated in the “Rapid Refund” program for the past 10 years. The defendants have removed the case to federal court.

Paul White, et al. v. H&R Block, et al., Yuchong Smith, et al. v. H&R Block, Inc., et al., Richard J. Rodney, et al. v. H&R Block, Inc., et al., and Michael F. McCormack, et al. v. H&R Block, Inc., et al., Case Numbers 02CV8965, 02CV9661, 02CV9682 and 02CV9830, respectively in the United States District Court for the Southern District of New York, are matters filed in the third quarter of fiscal year 2003 in which the respective named plaintiffs seek to represent a class of shareholders who purchased the Company’s stock between November 8, 1997 and November 1, 2002, and allege that the defendants violated Section 10(b)(5) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose to shareholders various cases in which the Company had been sued regarding the RAL program. The four securities law cases have all been assigned to the same judge and consolidated for pre-trial matters. On January 13, 2003, the judge signed an order relieving the defendants from an obligation to respond to any of the four complaints until after a consolidated complaint is filed. The consolidated complaint is to be filed in March 2003, with the defendants’ response due in April 2003. The Company believes the claims in these actions are without merit, and intends to defend them vigorously.

Shareholder Demand. A shareholder of the Company made a demand in November 2002 through counsel that the Company commence a civil action against the directors of the Company relating to the refund anticipation loan program and the matters that are involved in the White and similar cases noted above. The shareholder’s demand indicated that a shareholder derivative action will be commenced if the demanded civil action is not commenced. The shareholder’s counsel has, since receipt of the letter, agreed to relieve the Company and its Board of Directors from any obligation to respond to the demand at this time.

In addition to the foregoing matters, Armstrong Business Services, Inc., et al. v. H&R Block, Inc., et al., Case Number 99-CV-206379, filed April 13, 1999, in the Circuit Court of Jackson County, Missouri, is an action filed by 24 “major” franchisees against the Company and certain of its subsidiaries relating to alleged breaches of contract and other matters. The Company’s subsidiary, HRB Royalty, Inc. (HRB Royalty), the franchisor under the applicable franchise agreements, filed a counterclaim and subsequently a motion for summary judgment seeking a declaration that HRB Royalty could elect not to renew the major franchise agreements when their present five-year terms came to an end. Such motion for summary judgment was granted in March 2001 and the plaintiffs appealed. The Missouri Court of Appeals ruled in favor of HRB Royalty on December 24, 2002, holding that the provision in the franchise agreements for automatic renewal will not be held to require the renewal for additional five-year periods “except upon the mutual assent of the parties.” The plaintiff major franchisees’ motions to the Missouri Court of Appeals for a rehearing and for transfer to the Missouri Supreme Court were denied in January 2003. In February 2003, the plaintiffs applied to the Missouri Supreme Court for transfer of the case to that court and such application was recently denied. In 2000, HRB Royalty notified the plaintiff major franchisees it would not be renewing their respective franchise agreements as of the next renewal date and that the agreements would terminate at that time. The renewal dates vary among the major franchisees. Pursuant to the terms of the applicable franchise agreements, HRB Royalty must pay a “fair and equitable price” to the franchisee or the franchisee’s business and such price shall be no less than eighty percent of the franchisee’s revenues for the most recent 12 months ended April 30, plus the value of equipment and supplies, and certain off-season expenses. While the Company expects to acquire the franchise businesses in the next several fiscal years, there is no certainty of the timing or cost of acquisition as to any franchise business.

In Armstrong, plaintiffs’ claims against the Company and its subsidiaries remain in the trial court. In their second amended petition, the plaintiffs seek in excess of $20 million in actual damages, punitive damages, unspecified statutory damages, declaratory, injunctive and other relief, including attorneys’ fees under allegations of breach of contract, breach of the covenant of good faith and fair dealing, unfair business practices, state anti-trust violations, breach of fiduciary duty, prima facie tort, violations of various state franchise statutes, fraud and misrepresentation, waiver and estoppel, ambiguity and reformation, relief with respect to a post-termination covenant not to compete in the franchise agreements, and a request for a fair and equitable payment upon nonrenewal of the franchise agreements. The major franchisees allege, among other things, that the sale of TaxCut® income tax return preparation software and online tax services and the purchase of accounting firms encroached on their exclusive franchise territories. The defendants believe that the allegations against them are without merit and continue to defend the case vigorously. Management believes that amounts, if any, required to be paid by the Company and its subsidiaries in the discharge of liabilities or settlements relating to plaintiffs’ claims in this litigation will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

The Company and its subsidiaries have from time to time been party to claims and lawsuits not discussed herein arising out of its business operations, including lawsuits concerning its preparation of customers’ income tax returns, the electronic filing of customers’ tax returns, the fees charged customers for various services, the Peace of Mind warranty program associated with income tax return preparation services, relationships with franchisees, and contract disputes.

Such lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances and the ultimate liability with respect to such litigation and claims is difficult to predict. The Company’s management considers these cases to be ordinary, routine litigation incidental to its business, believes the Company and its subsidiaries have meritorious defenses to each of them, and is defending, or intends to defend, them vigorously. While management cannot provide assurance that the Company and its subsidiaries will ultimately prevail in each instance, management believes that amounts, if any, required to be paid by the Company and its subsidiaries in the discharge of liabilities or settlements will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)	Exhibits

10.1	Amended and Restated Refund Anticipation Loan Operations Agreement dated as of January 6, 2003 among H&R Block Services, Inc., Household Tax Masters Inc. and Beneficial Franchise Company Inc.

10.2	Amended and Restated Refund Anticipation Loan Participation Agreement dated as of January 6, 2003 between Block Financial Corporation and Household Tax Masters Inc.

10.3	Waiver of Rights Under Amended and Restated Refund Anticipation Loan Participation Agreement dated as of January 6, 2003 among Block Financial Corporation, H&R Block Services, Inc. and Household Tax Masters Inc.

10.4	Employment Agreement dated December 2, 2002 between HRB Management, Inc. and Tammy S. Serati.

10.5	Employment Agreement dated December 13, 2002 between H&R Block Services, Inc. and Nana Mensah.

10.6	Severance and Release Agreement dated December 14, 2002 between HRB Management, Inc. and Stephanie R. Otto.

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

The registrant filed a current report on Form 8-K dated November 1, 2002, reporting under Item 5 thereof its issuance that day of a press release containing the registrant’s response to market rumors regarding litigation involving refund anticipation loans (RALs).

The registrant filed a current report on Form 8-K dated November 6, 2002, reporting under Item 5 thereof its issuance of press releases on November 6, 2002 and November 11, 2002, relating to the Haese, et al. v. H&R Block, Inc., et al. RAL class action litigation pending in Texas, and describing under such Item the Haese case and other pending RAL litigation.

The registrant filed a current report on Form 8-K dated November 14, 2002, reporting under Item 5 thereof developments that day with respect to motions filed in the Haese RAL litigation pending in Texas.

The registrant filed a current report on Form 8-K dated November 15, 2002, reporting under Item 5 thereof developments that day with respect to a fairness hearing held with respect to a pending settlement in the Zawikowski, et al. v. H&R Block, Inc. et al. RAL class action litigation pending in Chicago, Illinois.

The registrant filed a current report on Form 8-K dated November 18, 2002, reporting under Item 5 thereof its issuance of a press release announcing the settlement of the Haese RAL class action litigation in Texas.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

(Registrant)

DATE	3/17/03	BY	/s/ Frank J. Cotroneo

Frank J. Cotroneo Senior Vice President and Chief Financial Officer

DATE	3/17/03	BY	/s/ Melanie K. Horstmeier

Melanie K. Horstmeier Vice President and Corporate Controller

FINANCIAL STATEMENT CERTIFICATION

I, Frank J. Cotroneo, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of H&R Block, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	3/17/03	/s/ Frank J. Cotroneo

Frank J. Cotroneo Chief Financial Officer H&R Block, Inc.

FINANCIAL STATEMENT CERTIFICATION

I, Mark A. Ernst, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of H&R Block, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	3/17/03	/s/ Mark A. Ernst

Mark A. Ernst Chief Executive Officer H&R Block, Inc.