Form 10-K
period 2003-04-30
H&R BLOCK INC
filed 2003-07-16
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: April 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-6089

H&R BLOCK, INC.

(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of	44-0607856 (I.R.S. Employer Identification Number)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ].

The aggregate market value of the registrant’s Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on June 1, 2003, was $7,350,442,111.

Number of shares of registrant’s Common Stock, without par value, outstanding on June 1, 2003: 179,645,081.

Documents Incorporated by Reference

     Certain specified portions of the registrant’s annual report to security holders for the fiscal year ended April 30, 2003, are incorporated herein by reference in response to Part I, Item 1, and Part II, Items 5 through Item 8, and certain specified portions of the registrant’s definitive proxy statement filed within 120 days after April 30, 2003, are incorporated herein by reference in response to Part III, Items 10 through 12, inclusive.

PART I

Item 1. Business.

General Development of Business

     H&R Block, Inc. (the “Company”) is a diversified company with subsidiaries delivering tax services and financial advice, investment and mortgage products and services and business and consulting services. In fiscal year 2003, the Company’s tax subsidiaries and their franchisees served 18.8 million taxpayers - more than any tax or accounting firm - through more than 10,600 offices located in the United States, Canada, Australia and the United Kingdom. Another 2.1 million clients utilized the award-winning tax software program, TaxCut® from H&R Block (includes federal e-filings only), or the online tax preparation service. H&R Block Mortgage Corporation and Option One Mortgage Corporation offer a full range of home mortgage products and services. RSM McGladrey Business Services, Inc. is a national accounting, tax and consulting firm primarily serving mid-sized businesses. Investment services and securities products are offered through H&R Block Financial Advisors, Inc., member NYSE, SIPC. The Company is not a registered broker-dealer.

     The Company is a corporation organized in 1955 under the laws of the State of Missouri. It is the parent corporation in a two-tier holding company structure with H&R Block Group, Inc., a Delaware corporation, as the second-tier holding company and the direct or indirect owner of the operating subsidiaries providing tax and financial products and services to the general public principally in the United States, but also in Canada, Australia and the United Kingdom. The Company’s subsidiaries provide tax return preparation, filing and other tax-related products and services, originate, service and sell mortgages, provide investment services, offer personal productivity software, participate in refund anticipation loan products offered by a third-party lending institution (although the Company’s subsidiaries did not participate in such products originated during the fiscal year 2003 tax season), and offer accounting, tax and consulting services to business clients.

     The H&R Block Mission is “To help our clients achieve their financial objectives by serving as their tax and financial partner.” The H&R Block Vision is “To be the world’s leading provider of financial services through tax and accounting based advisory relationships.” Key to achieving the Company’s Mission and Vision is the enhancement of client experiences with the H&R Block brand through consistent delivery of valuable services and advice. Operating through multiple lines of business allows the Company to meet the changing financial needs of all of its subsidiaries’ customers. Developments during fiscal year 2003 within U.S. Tax Operations,

Mortgage Services, Business Services, Investment Services and International Tax Operations are described in the section below entitled “Description of Business.”

     On June 11, 2003, the Company’s Board of Directors approved the repurchase of 20 million shares of its Common Stock, without par value. Such authorization was in addition to the 15 million-share repurchase authorization in September 2001. Approximately 1.9 million shares remained under the 2001 authorization as of the end of fiscal year 2003. The number of shares purchased under the June 2003 and September 2001 authorizations will depend upon a number of factors including the price of the stock, the ability to maintain progress toward a capital structure that will support a single A rating, availability of excess cash, the ability to maintain liquidity and financial flexibility, securities laws restrictions and other investment opportunities available.

     On September 11, 2002, Frank L. Salizzoni retired as Chairman of the Board of the Company and as a director of the Company. The Board of Directors on June 12, 2002 approved a reduction in the size of the Board from ten to nine directors, effective upon Mr. Salizzoni’s retirement. On September 11, 2002, the Board of Directors elected Mark A. Ernst Chairman of the Board and appointed Louis W. Smith as Presiding Director of the Board of Directors. Mr. Ernst also continued as President and Chief Executive Officer of the Company.

     During the fiscal year ended April 30, 2003, the Company was not involved in any bankruptcy, receivership or similar proceedings or any material reclassifications, mergers or consolidations, and the Company did not acquire or dispose of any material amount of assets during such year.

     The information contained in this Form 10-K and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management’s assumptions and beliefs relating thereto. Words such as “will,” “plan,” “expect,” “remain,” “intend,” “estimate,” “approximate,” and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty the Company will achieve or exceed its revenue, earnings, and earnings per share growth goals or expectations for fiscal year 2004 or any other fiscal year; the uncertainty actual fiscal year 2004 financial results will fall within any guidance provided by the Company; the uncertainty as to the effect on the consolidated financial statements of the adoption of accounting pronouncements; risks associated with sources of liquidity for each of the lines of business of the Company; the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and self-regulatory organizations and their impact on any proposed or possible transactions and the lines of business in which the Company’s subsidiaries are involved; unforeseen compliance costs; changes in interest rates; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; changes in management and management strategies; the inability to successfully implement the Company’s strategies; the Company’s inability to successfully design, create, modify and operate its computer systems and networks; the uncertainty of assumptions utilized to estimate cash flows from residual interests in mortgage securitizations and mortgage servicing rights; the uncertainty of assumptions and criteria used in the testing of goodwill and long-lived assets for impairment; litigation involving the Company and its subsidiaries; the uncertainty any settlements in litigation will ultimately be approved by the courts; the inability of the Company to purchase shares of its Common Stock pursuant to its share repurchase program; and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission (“SEC”). Readers should take these factors and risks into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Financial Information About Industry Segments

     The information required by Item 101(b) of Regulation S-K relating to financial information about industry segments is contained in the Notes to Consolidated Financial Statements in the Company’s annual report to security holders for the fiscal year ended April 30, 2003, and is hereby incorporated by reference.

Number of Employees

     The Company itself has no employees. Its direct and indirect wholly owned subsidiaries have approximately 11,200 regular full-time employees. The highest number of persons employed by the subsidiaries during the fiscal year ended April 30, 2003, including seasonal employees, was approximately 118,300.

Description of Business

U.S. Tax Operations

     Generally. This operating segment provides to the general public in the United States income tax return preparation services, electronic filing services and other services related to income tax return preparation, participates in refund anticipation loan products offered by a third-party lending institution (although the Company did not participate in such products originated during the fiscal year 2003 tax season), offers a wide range of online tax services including online tax preparation and electronic filing through the web site at www.hrblock.com, and sells to the general public tax return preparation software and other personal productivity computer software. Multi-channel offerings of tax products and services (retail, software, online and combinations of such channels) allow the segment to serve consumers in the manner they choose to be served and to introduce more consumers to the H&R Block brand and the variety of H&R Block services. Additionally, U.S. Tax Operations is also focused on the provision of basic tax and financial advice in association with the provision of tax services to achieve H&R Block’s mission and vision. Revenues from

U.S. Tax Operations constituted approximately 49%, 55% and 54% of the Company’s consolidated revenues for fiscal years 2003, 2002 and 2001 respectively.

     Tax Services. The income tax return preparation and related services business is the original core business of the Company. These services are provided to the public in the United States through a system of offices operated by tax subsidiaries of H&R Block Services, Inc. (collectively referred to as “Tax Services”) or by others to whom Tax Services has granted franchises. Tax Services and its franchisees (collectively referred to herein as “H&R Block”) provide to the general public income tax return preparation services, electronic filing services, the Peace of Mind program (described below) and other services relating to income tax return preparation. For U.S. returns, H&R Block offers a refund anticipation loan service and an electronic refund advance loan service in conjunction with its electronic filing service. H&R Block also markets its knowledge of how to prepare income tax returns through its income tax training schools.

     Taxpayers Served. H&R Block served approximately 16,517,000 taxpayers in the United States during fiscal year 2003, compared to 17,148,000 taxpayers served in fiscal year 2002 and 16,883,000 taxpayers served in fiscal year 2001. “Taxpayers served” includes taxpayers for whom H&R Block prepared income tax returns (both online through Professional Tax Service and in H&R Block offices) as well as taxpayers for whom H&R Block provided only electronic filing services.

     Tax Return Preparation. During fiscal year 2003, H&R Block offices in the United States prepared approximately 16,331,000 individual income tax returns, compared to the preparation of 16,899,000 returns in fiscal year 2002 and 16,442,000 returns in fiscal year 2001. These returns constituted 13.5% of an Internal Revenue Service (“IRS”) estimate of total individual income tax returns filed as of April 30, 2003, compared to 14.3% in fiscal year 2002. The following table shows the approximate number of income tax returns prepared at H&R Block offices in the United States during the last five fiscal years:

	Fiscal Year Ended April 30
	(in thousands)
	1999	2000	2001	2002	2003

Returns Prepared	15,761	16,276	16,442	16,899	16,331

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

     Electronic Filing. Electronic filing reduces the amount of time required for a taxpayer to receive a federal tax refund and provides assurance to the client the return, as filed with the IRS, is mathematically accurate. If the client desires, he or she may have his or her refund deposited by the Treasury Department directly into his or her account at a financial institution designated by the client. In fiscal year 2003, H&R Block offered a service to transmit state income tax returns electronically to state tax authorities in 43 states and the District of Columbia and plans to continue to expand this program as more states make this filing alternative available to their taxpayers.

     An eligible electronic filing client may also apply for a refund anticipation loan (“RAL”) at an H&R Block office. Under the 2003 RAL program, through a contractual arrangement with Household Tax Masters, Inc., Tax Services’ electronic filing clients who met certain eligibility criteria were offered the opportunity to apply for loans from Imperial Capital Bank (“Imperial”) in amounts based upon the clients’ anticipated federal income tax refunds. Income tax return information is simultaneously transmitted by H&R Block to the IRS and the lending bank. Within a few days after the date of filing, a check in the amount of the loan, less the bank’s transaction fee and H&R Block’s tax return preparation fee (and, where applicable, a systems administration fee or electronic filing fee, and/or other fees for client-selected services), is received by the RAL client. During the 2003 tax season, certain qualifying Tax Services’ electronic filing clients were eligible to receive their RAL proceeds, less applicable fees, in approximately one hour after electronic filing under a product known as Instant Money. In order for a RAL to be repaid, the IRS directly deposits the participating client’s actual federal income tax refund into a designated account at the lending bank.

     H&R Block also offers an electronic refund service called “Refund Anticipation Check” pursuant to which an eligible electronic filing service client’s income tax refund is directly deposited into an account at the lending bank (Imperial) within approximately three weeks after the tax return is electronically filed. A check is thereafter issued to the taxpayer in the amount of the refund, less the bank’s transaction fee and H&R Block’s tax return preparation fee (and, where applicable, a systems administration fee or electronic filing fee, and/or other fees for client-selected services).

     H&R Block filed approximately 14,324,000 U.S. tax returns electronically in fiscal year 2003 compared to 14,279,000 in fiscal year 2002 and 13,327,000 in fiscal year 2001. Approximately 4,648,000 RALs were processed and funded in fiscal year 2003 by H&R Block, compared to 4,672,000 in fiscal year 2002 and 4,016,000 in fiscal year 2001. Approximately 1,636,000 Refund Anticipation Checks were processed and funded in fiscal year 2003 by H&R Block, compared to 1,745,000 in fiscal year 2002 and 1,932,000 in fiscal year 2001.

     Block Advantage. When clients have tax returns prepared by a tax professional, they also receive a Block Advantage report and consultation, which provide free, personalized tax and financial-related information and guidance they can use throughout the year. A summary of the client’s tax return is provided in the report. The service helps clients identify opportunities to potentially minimize tax liability, maximize tax refunds, take advantage of new savings created by tax law changes, and, in some cases, take advantage of government and other programs which may be helpful to the client’s financial situation.

     Express IRA. Tax professionals routinely discuss with clients any tax advantages of saving for retirement through an individual retirement account (“IRA”). In fiscal years 2003 and 2002, H&R Block offered the Express IRA nationwide, compared to its availability in 14 states in fiscal year 2001. With the Express IRA product, tax preparation clients can fund an IRA through H&R Block Financial Advisors, Inc. by using all or part of their tax refund, or by writing a personal check for the amount deposited into the IRA. The Express IRA is invested in an FDIC-Insured money market account through Reserve Management Corporation at an insured depository institution paying competitive money market interest rates. Clients funded approximately 126,000 Express IRAs in fiscal year 2003, compared to 130,000 in fiscal year 2002 and 25,000 in fiscal year 2001.

     H&R Block Guarantee and “Peace of Mind” Program. If an H&R Block tax professional makes an error in the preparation of a client’s tax return that results in the assessment of any interest or penalties on additional taxes due, while H&R Block does not assume the liability for the additional taxes (except under its Peace of Mind program described below), it guarantees payment of the interest and penalties under its standard guarantee.

     Under the Peace of Mind program, in addition to H&R Block’s standard guarantee described above, H&R Block will pay additional taxes owed by the client (for which liability would not ordinarily accrue) resulting from errors attributable to an H&R Block tax professional. The Peace of Mind program has a per client cumulative limit of $5,000 in additional taxes assessed with respect to the federal, state and local tax returns prepared by H&R Block for the taxable year covered by the program. There is an additional charge for the Peace of Mind program, except at H&R Block Premium offices.

     Easy Pay Program. Through Imperial Capital Bank and the assistance of H&R Block tax professionals, clients may obtain an Easy Pay loan to pay a balance due shown on a tax return prepared at H&R Block. The service is designed to provide clients additional time needed to obtain the funds necessary to pay their taxes. The loan amount can include the tax return preparation fees and any other fees for client-related services. H&R Block charges a fee for this service. The lender does not charge interest on the loan if paid within 90 days during the same tax year. If the loan is not paid in full by the end of the 90 days, interest accrues from the due date of the tax return. H&R Block processed nearly 38,000 Easy Pay loans in fiscal year 2003.

     Income Tax Courses. H&R Block offers income tax return preparation courses to the public, which teach taxpayers how to prepare their own income tax returns, as well as to provide H&R Block with a source of trained tax professionals. During the 2003 fiscal year, 254,000 students enrolled in H&R Block’s basic and advanced income tax courses in the United States, compared to 202,800 students during fiscal year 2002 and 165,600 students during fiscal year 2001.

     Double Check Challenge. During the 2003 tax season, H&R Block promoted its Double Check Challenge, encouraging taxpayers to bring previously filed returns, which were not prepared by the Company, to H&R Block for review at no charge. An H&R Block tax professional reviews the returns to determine whether the taxpayer should file an amended return for a tax refund which otherwise would have been lost due to overlooked credits or deductions, or other reasons.

     Refund Rewards Program. H&R Block again offered its Refund Rewards program in 2003. The Refund Rewards booklet contains coupons for up to $4,000 in savings from the program’s participating merchants, and is distributed free of charge to clients at participating H&R Block offices. Clients can also enroll in the program at the Refund Rewards web site at www.refundrewards.com.

     Employer Solutions. Under an expanded H&R Block Employer Solutions program for fiscal year 2003, employers throughout the United States were able to add H&R Block income tax services to their employee benefits packages and H&R Block was able to attract new, targeted clients. The program features tax products and services to assist a company’s employees with preparing and filing tax returns or tax advice.

     Owned and Franchised Offices. Most H&R Block offices are similar in appearance and usually contain the same type of furniture and equipment, in accordance with the specifications of Tax Services. Freestanding offices are generally located in business and shopping centers of large metropolitan areas and in the central business areas of smaller communities. All offices are open during the tax season. During the balance of the year, only a limited number of offices are open, but H&R Block personnel are also available by telephone to provide service to clients throughout the entire year.

     In addition to its regular offices, H&R Block offers tax return preparation services at H&R Block Premium offices in the United States. Appealing to taxpayers with more complex returns, H&R Block Premium stresses the convenience of appointments, year-round tax service from the same tax professional and private office interviews. The number of H&R Block Premium offices in fiscal year 2003 was 427, compared to 446 in fiscal year 2002 and 484 in fiscal year 2001. In fiscal year 2003, the number of H&R Block Premium clients was 504,000 compared to 559,000 for each of fiscal years 2002 and 2001.

     In fiscal year 2003, H&R Block also operated 754 offices in department stores in the United States, including 739 offices in Sears stores operated as “H&R Block at Sears.” During the 2003 tax season, the Sears’ facilities constituted approximately 7.9% percent of the tax office locations of H&R Block. Tax Services is a party to a license agreement with Sears relating to Tax Service’s operation in Sears’ locations throughout the United States. Such license agreement expires on December 31, 2004, subject to termination rights of both parties for a limited period of time after each tax season. Tax Services believes its relations with Sears to be excellent and both parties to the license arrangement view the operations thereunder to date as satisfactory.

     On April 15, 2003, there were 9,301 H&R Block offices in operation in the United States compared to 9,015 offices in operation on April 15, 2002 and 9,072 offices in operation on April 16, 2001. Of the 9,301 offices, 5,279 were owned and operated by Tax Services (compared to 5,017 in fiscal year 2002 and 5,060 in fiscal year 2001) and 4,022 were owned and operated by independent franchisees (compared to 3,998 in fiscal year 2002 and 4,012 in fiscal year 2001). Of such franchised offices in fiscal year 2003, 2,705 were operated by franchisees of Tax Services (described below), 828 were operated by major franchisees (described below) and 489 were operated by franchisees of major franchisees.

     The Company and its subsidiaries have principally granted two types of franchises – franchises (formerly called “satellite” franchises) and major franchises. Major franchisees entered into agreements with the Company (primarily in the Company’s early years) covering larger cities and counties and providing for the payment of franchise royalties based upon a percentage of gross revenues of their offices. Under the agreements, the Company granted to each franchisee the right to the use of the name “H&R Block” and provided a Policy and Procedure Manual and other supervisory services. Tax Services offers to sell furniture, signs, advertising materials, office equipment and supplies to major franchisees. Each major franchisee selects and trains the employees for its office or offices. Since March 1993, HRB Royalty, Inc., an indirect subsidiary of the Company, has been the franchisor under the major franchise agreements.

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

     From time to time, Tax Services has acquired the operations of existing franchisees and other tax return preparation businesses, and it will continue to do so if future conditions warrant such acquisitions and satisfactory terms can be negotiated. In fiscal year 2003, Tax Services acquired three franchise offices.

     Consistent with the ruling by the Circuit Court of Jackson County, Missouri, in Armstrong Business Services, Inc., et al. v. H&R Block, Inc., et al. (See “Franchise Litigation” in Item 3, “Legal Proceedings,” below), that HRB Royalty, Inc. could elect not to renew the major franchise agreements when the current five-year renewal periods end (such ruling being upheld on appeal during fiscal year 2003), HRB Royalty, Inc. placed most of the major franchisees on notice in 2000 that it would not consent to the renewal of their respective major franchise agreements as of the expiration of the current renewal terms. Some of the major franchise agreements terminated on July 1, 2003, others will terminate in September 2003 and still others will terminate in fiscal year 2005. Pursuant to the terms of the major franchise agreements, HRB Royalty, Inc. must pay the major franchisee a “fair and equitable price” for the franchise business upon termination and such price shall be no less than 80% of the franchisee’s revenues for the most recent 12-month period ending April 30, plus the value of equipment and supplies, and certain off-season expenses. HRB Royalty, Inc. may acquire the majority of these businesses during the next several fiscal years, although there is no certainty all of these businesses ultimately will be acquired or of the timing or ultimate cost of such potential acquisitions due to the related litigation.

     E-Commerce Initiatives. The Company’s subsidiaries offer a wide range of online services, including online tax preparation, electronic filing of tax returns, mortgage products and brokerage services, through their web site at www.hrblock.com. The web site is organized into three main areas: Taxes, Mortgages and Investments.

     In the Taxes area, Block Financial Corporation (“BFC”) offers a comprehensive range of tax tools, from tax advice to complete professional tax return preparation and electronic filing. The web site provides users with the ability to prepare their income tax returns online using the Online Tax Program, receive tax tips and tax-related news, review tax planning guides and workbooks and use withholding and refund calculators for tax planning. The Online Tax Program, designed for the do-it-yourself taxpayer, enables such taxpayers with internet access to input their income tax return information securely online in response to a step-by-step interview, and have the program perform all the calculations and complete the appropriate IRS forms. The taxpayer then reviews the return and electronically files the return with the IRS. The fees charged in 2003 for the online preparation and electronic filing of the federal return was $19.95 before April 1 and $29.95 on or after April 1. Users could also prepare one state return online for an additional $9.95.

     During the 2003 tax season, BFC participated in the newly formed Free Filing Alliance created by industry participants and the IRS. The Alliance allows qualified lower income tax return filers to obtain online federal tax return preparation and electronic filing services at no charge.

     In addition to the Online Tax Program, several other online tax products and services are offered, including Professional Tax Service and Ask a Tax Advisor. A taxpayer choosing Professional Tax Service can provide tax information online and have an H&R Block tax professional prepare and deliver a completed tax return to the taxpayer. The tax professional will contact the taxpayer, if necessary, to complete the interview and address any specific concerns. The $79.95 base fee for this service in 2003 covered the preparation and electronic filing of the taxpayer’s federal income tax return. The Ask a Tax Advisor service allows a taxpayer to obtain customized answers to individual tax questions from an H&R Block tax professional. Ask a Tax Advisor is available via e-mail, live chat, or telephone. A charge of $19.95 per question was assessed to the taxpayer in fiscal year 2003.

     The Taxes area also offers a program called Electronic Refund Advance (“ERA”), a loan product which allows a user to have a refund anticipation loan in an amount up to $5,000 deposited directly into his or her bank account, usually within two days after the IRS accepts the taxpayer’s electronically filed return. ERA is a loan and the lending institution, Imperial, charged a fee ranging from $29.95 to $89.95 for each transaction during the 2003 tax season. Household Tax Masters, Inc., servicer of the ERA, paid BFC a license fee from $7 to $9 for each approved ERA to compensate BFC for the sublicense of patent rights, the license of trademarks and certain expenses incurred in connection with the making of ERAs.

     The Mortgages area enables users to obtain information about loan products offered by H&R Block Mortgage Corporation, find an H&R Block Mortgage loan specialist, use interactive calculators and tools to estimate the tax implications and benefits of home ownership, refinancing or debt consolidation, determine the best loan type for a borrower’s situation, and pre-qualify for a home purchase loan or refinancing.

     The Investments area provides online investment services through H&R Block Financial Advisors, Inc. (“HRBFA”), a registered securities broker-dealer. Users may open a variety of accounts, obtain research, create investment plans, execute trades in a variety of securities including stocks, fixed-income products (including bonds, certificates of deposit, and unit investment trusts), and a variety of mutual funds, as well as view the status of their account online. See “Integrated Online Services” under “Investment Services,” below.

     Software Products. BFC develops and markets the income tax preparation software, TaxCut® from H&R Block, H&R Block DeductionPro™ and markets Kiplinger’s Home and Business Attorney and Kiplinger’s WILLPowerSM software products. In 2003, the TaxCut from H&R Block Standard Federal Filing Edition offered a step-by-step tax preparation interview, financial data imports from money management software and other tax preparation software, calculations, completion of the appropriate tax forms, checking for errors, electronic filing (for an additional charge), and a financial planning tool. The TaxCut from H&R Block Deluxe Federal Filing Edition offered in 2003 the same features as the Standard Edition, except electronic filing is available free after a mail-in rebate. It also offered video tax advice from H&R Block and Kiplinger experts, access to IRS publications, Kiplinger Publications’ Practical Guide to Your Money, the H&R Block Home Mortgage Advisor and the H&R Block IRA Advisor. The TaxCut from H&R Block Platinum Federal Filing Edition offered in 2003 the following features beyond those offered by the Deluxe Edition: free preparation of one state tax return through a software download or rebate on state tax software purchased at a store, free Kiplinger’s Home & Business Attorney or Kiplinger’s WILLPower through a limited-time coupon redemption, Capital Gains Assistant, Stock Options Advisor, Business Expense Assistant, Rental Property Assistant, Depreciation Assistant, Portfolio Manager powered by Gainskeeper®, and exclusive customer technical support.

     H&R Block DeductionPro helps taxpayers with charitable deductions, providing thousands of valuations for hundreds of household items. It provides a donation report, H&R Block’s Guide to Charitable Donations and Tax Planning, access to IRS publications, a donation planner and the ability to import data directly to TaxCut software.

     Kiplinger’s Home & Business Attorney guides the user through the process of creating a variety of personalized contracts and other legal documents. It provides video explanations and onscreen advice by an attorney, a four-volume legal library, pop-up legal definitions, keyword search and a personal information storage feature. Kiplinger’s WILLPower helps the user draft and edit state-specific wills, trusts, living trusts, living wills, powers of attorney, stock powers and other documents. It also includes a memorial planner and executive checklist. Kiplinger’s Home & Business Attorney and WILLPower are not intended to be a substitute for the advice of an attorney and users are encouraged to speak with an attorney before using documents and to consult an attorney before starting any negotiations with others.

     Refund Anticipation Loan Participations and 2003 Tax Season Waiver. Since July 1996, BFC has been a party to agreements with Household Tax Masters, Inc. (“Household”) and others to participate in RALs provided by a lending bank to H&R Block tax clients. See “Electronic Filing” under “Tax Services” above for a discussion of RALs. The 1996 agreement was amended and restated in January 2003 and again in June 2003. In the 1996 agreement, BFC agreed to purchase an initial 40% participation interest in such RALs, which interest would be increased to nearly 50% in specified circumstances. Beginning in fiscal year 1999, the participation interest was increased to 49.9% in RALs obtained through company-owned offices, and BFC participated in 25% of RALs obtained through major franchise offices. BFC’s purchases of the participation interests are financed through short-term borrowings. BFC bears all of the risks associated with its interests in the RALs. Revenue from participations is calculated as the rate of participation multiplied by a fee paid by the borrower to the lending bank. BFC’s RAL participation revenue was approximately $160.0 million in fiscal year 2002 and $133.7 million in fiscal year 2001.

     In January 2003, BFC and H&R Block Services, Inc. entered into an agreement with Household, the servicer of the RALs, whereby BFC waived its right to purchase any participation interests in RALS and H&R Block Services, Inc. waived its right to receive license fees related to RALs during the period January 1 through April 30, 2003. In consideration for waiving such rights, BFC and H&R Block Services, Inc. received a series of payments from Household, subject to certain adjustments based on delinquency rates for the 2003 tax season. Initial payments received totaling $133.0 million were recognized as revenue over the waiver period. Receipt of any additional payment based on the adjustments, or any adjustment payment to be made to Household based on such adjustments, will occur in January 2004. The waiver agreement covered only the 2003 tax season and the amended and restated agreement pertaining to participation in RALs is scheduled to continue through 2006.

     Seasonality of Business. Because most of the clients of Tax Services file their tax returns during the period from January through April of each year, substantially all of Tax Services’ revenues from income tax return preparation, related services and franchise royalties are received during this period. As a result, Tax Services generally operates at a loss through the first eight or nine months of its fiscal year. Historically, such losses primarily reflect payroll of year-round personnel, training of tax professionals, rental and furnishing of tax offices, and other costs and expenses relating to preparation for the following tax season.

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
H&R Block in a Third Distinct Design (4)
H&R Block Premium
H&R Block Rapid Refund and Design
Rapid Refund H&R Block and Design
Someone You Can Count On
The Income Tax People

     In addition, HRB Royalty, Inc., claims ownership of the following unregistered service marks and trademarks:

America’s Largest Tax Service
Double Check Challenge
H&R Block DeductionPro
H&R Block Just Plain Smart and Design (4)
Just Plain Smart (5)
H&R Block Small Business Resources
Nation’s Largest Tax Service
Refund Rewards
Smart Solutions
We know. Do you?

     Tax Services and other subsidiaries of the Company have licenses to use the trade names, service marks and trademarks of HRB Royalty, Inc., in the conduct of their businesses.

     BFC claims ownership of the following services marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

Audit Buster
Conductor and Baton Design Conductor
Conductor and Hand-Held Baton Design
Fast Lane
Names&Dates
Net Wealth and Design
Netwealth
Small Business Attorney
Tax Cut
Tax Cut and Design
TaxCut
The Easy Way to Financial Success
The Fastest and Easiest Way to Do Your Taxes
Web
Webbank
Webcard
Webpay

Willpower
Your Complete Personal Legal Resource

     BFC also claims ownership of the following unregistered service marks and trademarks:

Home Legal Advisor
Netguard
Will Power

     BFC also claims ownership of the patent “SYSTEM FOR ON-LINE FINANCIAL SERVICES USING DISTRIBUTED OBJECTS” registered as Patent No. 5,706,442 on January 6, 1998, on the principal register of the United States Patent and Trademark Office.

     In connection with BFC’s sale of its credit card portfolio in January 1999, it granted to Providian National Bank non-exclusive, non-transferable and royalty-free licenses to use the mark “Conductor and Baton Design” for up to two years and the patent “SYSTEM FOR ON-LINE FINANCIAL SERVICES USING DISTRIBUTED OBJECTS” for a period of ten years.

     Competitive Conditions. The tax return preparation and electronic filing businesses are highly competitive. There are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Many tax return preparation firms and many firms not otherwise in the tax return preparation business are involved in providing electronic filing and refund anticipation loan services to the public. Commercial tax return preparers and electronic filers are highly competitive with regard to price, service and reputation for quality. Tax Services believes, in terms of the number of offices and tax returns prepared, it is the largest tax return preparation firm in the United States. Tax Services also believes, in terms of the number of offices and tax returns electronically filed in fiscal year 2003, it is the largest provider of electronic filing services in the United States.

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

     Government Regulation. The subsidiaries in the U.S. Tax Operations segment seek to determine the applicability of all federal, state, county, municipal, other local and self-regulatory organization statutes, ordinances, rules and regulations (collectively, “Laws”) and comply with such Laws applicable to their activities. From time to time in the ordinary course of business, such subsidiaries receive inquiries from governmental and self-regulatory agencies regarding the applicability of Laws to the products and services offered by them. In response to such inquiries, such subsidiaries have agreed to comply with such Laws, convinced the authorities such Laws were not applicable or compliance already exists, and/or modified such subsidiaries’ activities in the applicable jurisdiction to avoid the application of all or certain parts of such Laws. The Company’s management believes the past resolution of such inquiries and its ongoing compliance with Laws have not had a material adverse effect on the operations of the subsidiaries in the U.S. Tax Operations segment or the consolidated financial statements of the Company and its subsidiaries. The Company cannot predict what effect the enactment of future Laws, changes in interpretations of existing Laws, or the results of future regulator inquiries with respect to the applicability of Laws may have on the Company’s reporting segments, any particular subsidiary, or the consolidated financial statements of the Company and its subsidiaries.

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

     The Company believes the federal legislation regulating commercial tax return preparers and consumer privacy has not had and will not have a material adverse effect on the operations of H&R Block. In addition, no present state statutes of this nature have had a material adverse effect on the business of H&R Block. However, the Company cannot predict what the effect may be of the enactment of new statutes or adoption of new regulations.

     The federal government regulates the electronic filing of income tax returns in part by specifying certain criteria for individuals and businesses to participate in the government’s electronic filing program for U.S. individual income tax returns. Individuals and businesses must, upon application, be accepted into the electronic filing program. Once accepted, electronic filers must comply with all publications and notices of the IRS applicable to electronic filing, provide certain information to the taxpayer, comply with advertising standards for electronic filers, and be subjected to possible monitoring by the IRS, penalties for disclosure or use of income tax return preparation and other preparer penalties, and suspension from the electronic filing program. States that have adopted electronic filing programs for state income tax returns have also enacted laws regulating electronic filers and the advertising and offering of electronic filing services.

     Federal statutes and regulations also regulate an electronic filer’s involvement in refund anticipation loans. Electronic filers must clearly explain the refund anticipation loan is a loan and not a substitute for or a quicker way of receiving an income tax refund. The federal laws place restrictions on the fees an electronic filer may charge in connection with refund anticipation loans. In addition, some states and localities have enacted laws and adopted regulations regulating refund anticipation loan facilitators and/or the advertisement and offering of refund anticipation loans. There are also many states that have statutes regulating, through licensing and other requirements, the activities of brokering loans, providing credit services and offering “credit repair” services to consumers for a fee (“Loan Activity Statutes”). H&R Block believes the procedures under which it facilitates RALs are structured so H&R Block’s activities are not included within the scope of the activities regulated by such Loan Activity Statutes. There can be no assurances, however, that states with such Loan Activity Statutes will not contend successfully that such statutes are applicable to the RAL business and that the Company’s subsidiaries will need to become licensed under the Loan Activity Statutes, otherwise comply with statutory requirements, or modify their procedures so that the Loan Activity Statutes are inapplicable.

     Many states have statutes requiring the licensing of persons offering contracts of insurance. Tax Services has received from certain state insurance regulators inquiries about its Peace of Mind guarantee program and the applicability of the state insurance statutes. In those states where the inquiries are closed, the regulator’s affirmed the position of Tax Services that Peace of Mind guarantee is not a contract of insurance and is therefore not subject to state insurance licensing laws. In the few states where inquiries are pending, the Company believes there are no insurance laws under which the Peace of Mind guarantee constitutes a contract of insurance. There can be no assurances, however, that the product, or other similar products we may offer in the future, could be subject to scrutiny as potential insurance products, and asserted and ultimately held to be subject to various insurance laws and regulations.

     Many of H&R Block’s income tax courses are regulated and licensed in select states. Failure to obtain a tax school license could affect the Company’s revenues and limit its ability to develop interest in tax preparation as a career or obtain qualified tax professionals.

     The Company believes the federal, state and local laws and legislation regulating electronic filing, RALs and the facilitation of refund anticipation loans, loan brokers, credit services, credit repair services, insurance products, and proprietary schools have not, and will not in the future have a material adverse effect on the operations of H&R Block. However, the Company cannot predict what the effect may be of the enactment of new statutes or the adoption of new regulations pertaining to these matters.

     The repayment of RALs generally depends on IRS direct deposit procedures. The IRS may from time to time change its direct deposit procedures or may determine not to make direct deposits of all or portions of a borrower’s federal income tax refund. The failure of the IRS to make direct deposits of refunds may impair the lender’s ability to collect a RAL and result in a loss to BFC in connection with its purchases of participation interests in RALs and a loss to Tax Services for tax preparation fees not collected. However, the Company believes federal policies, procedures and practices relating to direct deposits by the IRS have not had and will not have a material adverse effect on the operations of BFC or Tax Services. However, the Company cannot predict what the effect may be of the enactment of new federal statutes or the adoption of new regulations, policies, procedures or practices relating to direct deposits.

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

     From time to time, and especially in election years, the subjects of tax reform, tax simplification, the restructuring of the tax system, a flat tax, a consumption tax, a value-added tax or a national sales tax surface. While each flat tax proposal and most other tax simplification proposals have fallen short of adoption, such issues have received serious attention in recent years. Historically, changes in tax laws have increased H&R Block’s business. The immediate result of tax law changes has usually been an increase in complexity. The transition from the current system to a new, untested system is likely to take a number of years and, under most serious tax reform proposals, Americans will still need to file federal and state tax returns. The Company believes clients will still come to H&R Block for convenience, accuracy and answers to tax questions. However, if enacted, the effect of tax reform or simplification legislation on the business of the Company’s subsidiaries over time is uncertain, and such legislation could have a material adverse effect on the Company’s business, financial position and results of operations.

Mortgage Operations

     Generally. Subsidiaries in the Mortgage Operations segment originate prime and non-prime mortgage loans, service non-prime loans, sell mortgage loans and securitize residual interests in the United States. Revenues from the Mortgage Operations segment constituted approximately 32%, 22% and 14% of the Company’s consolidated revenues for fiscal years 2003, 2002 and 2001 respectively. Prime mortgages are those that may be offered through government sponsored loan agencies. Non-prime mortgages are those that may not be offered through government-sponsored loan agencies and typically involve borrowers with impaired credit and have substantial equity in the property which will be used to secure the loan. Wholesale mortgage originations are offered by Option One Mortgage Corporation (“Option One”) and retail mortgage originations are offered by H&R Block Mortgage Corporation, a wholly owned subsidiary of Option One.

     By the end of fiscal year 2003, Option One and H&R Block Mortgage Corporation had five loan origination centers in California, four loan origination centers in Florida, three loan origination centers in each of Illinois and Texas, two loan origination centers in each of Arizona, Georgia, New York, Ohio, Rhode Island and Virginia, one loan origination center in each of Colorado, Connecticut, Michigan, Nevada, New Hampshire, New Jersey, North Carolina, Pennsylvania, Washington and Wisconsin, 27 retail financial centers in 18 states and 16 mortgage-only branches in 13 states.

     Option One Mortgage Corporation. Option One, based in Irvine, California, has a network of more than 24,000 mortgage brokers in 49 states. During fiscal 2003, Option One sold $17.2 billion of mortgage loans, compared to $11.4 billion sold in fiscal 2002 and $6.0 billion in fiscal 2001.

     Loan Origination. Option One originated $13.7 billion in mortgage loans in fiscal year 2003, compared to $9.5 billion in fiscal year 2002 and $5.3 billion in fiscal year 2001. The average Option One loan during fiscal year 2003 had a $146,100 principal balance (compared to $127,400 in fiscal year 2002 and $106,200 in fiscal year 2001), and was secured by a first lien on a single-family residence. Wholesale originations represented the substantial majority of Option One’s total loan production. Wholesale loan originations involve a broker who assists the borrower in completing the loan application, the gathering of necessary information and identifying a lender which offers a loan product best suited to the borrower’s financial needs. Brokers are free to submit an application to one or more non-prime lenders, such as Option One.

     Each applicant completes an application, which includes information with respect to the applicant’s liabilities, income, credit history, employment history and personal information. Option One requires a credit report on each applicant from a credit reporting company. The report typically contains information relating to such matters as credit history with local and national merchants and lenders, installment debt payments and any record of defaults, bankruptcies, repossessions or judgments. Mortgaged properties that are used to secure mortgage loans are appraised by qualified independent appraisers. Such appraisers inspect and appraise the subject property and verify such property is in acceptable condition. Following such appraisal, the appraiser prepares a report including a market value analysis based on recent sales of comparable homes in the area and, when deemed appropriate, replacement cost analysis based on the current cost of constructing a similar home. Upon receipt of an application from a broker, a credit report and appraisal report, Option One’s branch office processes and underwrites the loan. Option One’s underwriting guidelines require mortgage loans be underwritten in a standardized procedure that complies with federal and state laws and regulations. The guidelines are primarily intended to assess the value of the mortgaged property, evaluate the adequacy of such property as collateral for the mortgage loan, and assess the creditworthiness of the related borrower. Based upon this assessment, Option One advises the broker whether the loan application meets Option One’s underwriting guidelines and product description by issuing a loan approval or denial, and in some cases, issues a “conditional approval,” which requires the submission of additional information or clarification. The mortgage loans are generally underwritten with a view toward resale in the secondary market. Option One sells virtually all of its non-prime loan production through whole loan sales to third-party trusts as a part of its off-balance sheet arrangements described below.

     Servicing. As of the end of fiscal year 2003, Option One serviced 246,463 loans totaling more than $31.3 billion, compared to 209,594 loans totaling $23.8 billion in fiscal 2002 and approximately 173,900 loans totaling $18.2 billion in fiscal 2001. The average servicing portfolio for fiscal year 2003 increased to $27.7 billion, an increase of 39.4% over the average servicing portfolio of $19.9 billion for fiscal year 2002. Mortgage servicing involves the processing of mortgage loan payments and associated fees and the administration of mortgage loans, with loan servicing fees received monthly over the life of the mortgage loans. The Company has traditionally received a servicing fee of fifty basis points per annum on the outstanding principal balance of loans sold or securitized, as well as the right to receive certain ancillary income, including, but not limited to, late fees and prepayment penalties. Option One exclusively services non-prime mortgage loans. In addition to servicing loans originated by Option One and H&R Block Mortgage Corporation, Option One also services non-prime loans originated by other lenders. Further, when Option One originated loans are subsequently sold or securitized, as described below under “Financing, Sale and Securitization of Loans,” Option One generally retains the right to service the loans. The resulting mortgage servicing rights are assets of Option One recorded at allocated carrying amounts based on relative fair values when the loans are sold. The fair values of mortgage servicing rights are determined based on the present value of estimated future cash flows related to servicing loans. Assumptions used in estimating the value of mortgage servicing rights include discount rates, prepayment speeds (including default), ancillary fee income and other economic factors. Prepayment rates are estimated using Option One’s historical experience and third-party market sources. Variations in these assumptions could materially affect the carrying value of the mortgage servicing rights. Mortgage servicing rights are periodically reviewed for impairment by management. If actual prepayment rates prove to he higher than the estimate made by management, impairment of the mortgage servicing rights could occur.

     Financing, Sale and Securitization of Loans. Substantially all non-prime mortgage loans originated by Option One are sold daily in whole loan sales to qualifying special purpose entities in the form of trusts (“Trusts”), with servicing rights retained. During fiscal year 2003, the Trusts purchased the loans from Option One utilizing three warehouse facilities arranged by Option One, with total commitments of $4.0 billion. These facilities are subject to various Option One performance triggers, limits and financial covenants, including tangible net worth and leverage ratios. In addition, the three facilities each have cross-default provisions under which a default in one facility also triggers a default under each of the other facilities. One of the three bank commitments was renewed in December 2002, one was renewed in April 2003 and the third was extended for ninety days in July 2003. As a result of the whole loan sales to the Trusts, Option One removes the mortgage loans from its balance sheet and records the gain on the sale, cash and a receivable which represents the ultimate expected outcome from the disposition of the loans by the Trusts.

     As directed by the trustees, the Trusts either sell the loans directly to third-party investors or pool the loans for a securitization, depending primarily on market conditions. For fiscal year 2003, the disposition of loans by the Trusts was 59% securitizations and 41% whole loan sales, compared to 89% securitizations and 11% whole loan sales in fiscal year 2002. If the Trusts choose to sell the loans, Option One receives cash for its receivable. If the Trusts pool the loans for a securitization, the

Trusts transfer the loans and the right to receive all payments on the loans to a securitization trust and Option One transfers its receivable to the securitization trust. The securitization trust then issues bonds to third-party investors. The bonds are supported by the cash flows from the pooled loans. At the settlement of each securitization, Option One records the cash received and the estimated fair value of the interest in the mortgage loans retained from the securitization (the residual interests). Additionally, the receivable from the whole loan sale to the Trusts is reversed. The excess of the net cash received and the assets retained by Option One over the carrying value of the loans sold, less transaction costs, equals the net gain on the sale of mortgage loans by Option One.

     In addition to retaining an interest in the loans in the form of a residual interest (including overcollateralization accounts and uncertificated interests), Option One usually assumes first risk of loss for credit losses in the loan pool. The residual interests represent the discounted estimated cash flows to be received by Option One in the future. As the cash flows from the underlying loans and market conditions change, the value of Option One’s residual interests may also change, resulting in either additional unrealized gains or impairment of the residual interests.

     Assumptions used in valuing residual interests include expected losses to be incurred on the portfolio of loans sold over the lives of the loans, estimated collections of prepayment penalty fees, and current and expected interest rate environment, including projected changes in future interest rates and the timing of such changes. Prepayment and loss assumptions used in estimating cash flows are based on evaluations of the actual experience of Option One’s servicing portfolio, the characteristics of the applicable portfolio, and the current economic and interest rate environment and its expected impact. Estimated cash flows are discounted at an interest rate which the Company believes an unaffiliated third-party purchaser would require as a rate of return on a financial instrument with a similar risk profile. The estimated fair value of residual interests are evaluated quarterly by updating the actual and expected assumptions in the discounted cash flow models. The updates are based on current information and events and by estimating or validating with third-party experts, if necessary, what a market participant would use in determining the current fair value. Variations in the assumptions could materially affect the estimated fair values, which may require the Company to record impairments or unrealized gains, and could affect the amount of residual interest accretion recorded on a monthly basis.

     To accelerate the cash flows from Option One’s residual interests, it securitizes a majority of its residual interests in net interest margin (“NIM”) transactions. The residual interests are transferred to a trust (“NIM Trust”), which then issues bonds to third-party investors. The NIM Trust is a qualifying special purpose entity. The bond proceeds are returned to Option One as payment for the residual interests. The bonds are secured by the pooled residual interests and are obligations of the NIM Trust. Option One retains a subordinated interest in the NIM Trust and receives cash for its residual interest, generally after the bonds issued to the third-party investors are paid in full.

     At the settlement of each NIM transaction, Option One removes the carrying value of the residual interests sold from its consolidated balance sheet and records the cash received and the estimated fair value of the portion of the residual interests retained. The excess of the net cash received and assets retained over the carrying value of the residual interests sold, less transaction costs, equals the net gain or loss on the sale of residual interests by Option One.

     Residual interests retained from NIM securitizations may also be bundled and sold in a subsequent transaction. In November 2002, Option One completed the sale of NIM residual interests and recorded a gain of $130.9 million. There is no certainty Option One will sell NIM residuals in the future. The sale of NIM residuals decreases residual accretion income recognized in future periods.

     H&R Block Mortgage Corporation. H&R Block Mortgage is a retail mortgage lender for prime, non-prime and government loans and is licensed to conduct business in 50 states. H&R Block Mortgage is an approved seller/servicer for Fannie Mae and Freddie Mac and is HUD authorized to originate and underwrite FHA and VA mortgage loans. In fiscal year 2003, H&R Block Mortgage originated retail mortgage loans from various sales channels, including 43 branch offices in 26 states, and five regional call centers located in Lake Forest, California, Burlington, Massachusetts, Philadelphia, Pennsylvania, Tampa, Florida, and Pleasanton, California. H&R Block Mortgage had 38 branch offices in 16 states in fiscal year 2002, in addition to the three regional call centers. During fiscal year 2003, almost 54% of H&R Block Mortgage’s loans were made to clients of H&R Block affiliates.

     H&R Block Mortgage originated $2.9 billion in mortgage loans in fiscal year 2003, compared to $2.0 billion in loans in fiscal year 2002 and $1.2 billion in loans in fiscal year 2001. In fiscal year 2003, the firm originated $1.7 billion in prime loans and $1.2 billion in non-prime loans.

     Prime loans are sold in whole loan sales, servicing released, to third-party buyers. H&R Block Mortgage maintains a strategic alliance with Countrywide Home Loans, Inc. (“Countrywide”) to sell 90% of its qualifying prime mortgage loans to Countrywide. The majority of mortgage loans sold to Countrywide are underwritten through an automated system under which H&R Block Mortgage’s representations and warranties relating to compliance with Countrywide’s underwriting guidelines are assumed by Countrywide. This alliance allows H&R Block Mortgage to achieve improved execution due to price, efficiencies in delivery, and elimination of redundancies in operations. Non-prime mortgage loans are sold by H&R Block Mortgage to Option One.

     Service Marks and Trademarks. Option One claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

AppOne
Backpack
CorOne and design
High-way 1
HouseKeeper
No Sweat 95!
Option One and Design

Option One Mortgage Corporation
PartnerPlus
Start Here. Finish Here
SumOne
The Big 2

     Option One also claims ownership of the following unregistered service marks and trademarks:

Borrower Credit Program
Borrower Managed Rate Reduction
Club One and design
Credit Based Program With No BK Seasoning
Credit Score Based Program
Legacy (design)
Legacy Latitude (design)
Legacy Plus (design)
On-Time Advantage and design
Original Common Sense Non-Score Driven Program
Right Now. Right On. Right Track!
Right Track and design

     Competitive Conditions. Both the prime and non-prime sectors of the residential mortgage loan market are highly competitive. The principal methods of competition are in service, quality and price. There are a substantial number of companies competing in the residential loan market, including mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions. There are also numerous companies competing in the business of servicing non-prime loans. No one firm is a dominant supplier of prime and non-prime mortgage loans or a dominant servicer of non-prime loans.

     Seasonality of Business. Residential mortgage volume is subject to seasonal trends, with real estate sales being generally lower in the first quarter of the calendar year, peaking in the spring and summer seasons, and then declining again in November and December. Accordingly, the revenues of the Mortgage Operations reporting segment are generally higher in the peak months, but the seasonal trends do not have a material impact on overall results of the Company.

     Government Regulation. The subsidiaries in the Mortgage Operations segment seek to determine the applicability of all Laws and comply with such Laws that apply to their activities. From time to time in the ordinary course of business, such subsidiaries receive inquiries from governmental and self-regulatory agencies regarding the applicability of Laws to the products and services offered by them. In response to such inquiries, such subsidiaries have agreed to comply with such Laws, convinced the authorities such Laws were not applicable or compliance already exists, and/or modified such subsidiaries’ activities in the applicable jurisdiction to avoid the application of all or certain parts of such Laws. The Company’s management believes the past resolution of such inquiries and its ongoing compliance with Laws have not had a material adverse effect on the operations of the mortgage subsidiaries or the consolidated financial statements of the Company and its subsidiaries. The Company cannot predict what effect the enactment of future Laws, changes in interpretations of existing Laws, or the results of future regulator inquiries with respect to the applicability of Laws may have on the Company’s reporting segments, any particular subsidiary, or the consolidated financial statements of the Company and its subsidiaries.

     Applicable state laws generally regulate interest rates (other than first mortgage loans which are subject to a federal preemption of all state usury laws) and other charges, require certain disclosures and, unless an exemption is available, require licensing of the originators of certain mortgage loans. In addition, most states have other laws, public policies and general principles of equity relating to the protection of consumers, unfair and deceptive practices, and practices that may apply to the origination, servicing and collection of mortgage loans.

     During fiscal years 2001, 2002 and 2003, there was a noticeable increase in state, county and municipal statutes, ordinances and regulations which prohibit or regulate so-called “Predatory Lending” practices. Predatory Lending statutes regulate “High-Cost Loans” which are defined separately by each state, county or municipal statute, regulation or ordinance, but generally include mortgage loans which have interest rates exceeding a specified margin over the Treasury Index for a comparable maturity, or exceed a designated percentage of points and fees. Statutes, ordinances and regulations that regulate High-Cost Loans generally prohibit mortgage lenders from engaging in certain defined practices, or require mortgage lenders to implement certain practices, in connection with any mortgage loans that fit within the definition of a High-Cost Loan. The Company believes that the subsidiaries in Mortgage Operations do not originate loans falling under the definition of High-Cost Loans under any law.

     The mortgage subsidiaries of the Company have relied on the federal Alternative Mortgage Transactions Parity Act (“Parity Act”) and related rules issued in the past by the Office of Thrift Supervision (“OTS”) to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption that federally chartered depository institutions enjoy. However, on September 25, 2002, the OTS released a new rule which reduced the scope of the Parity Act preemption and, as a result, the mortgage subsidiaries are no longer able to rely on the Parity Act to preempt state restrictions on prepayment penalties. The effective date of the new rule, originally January 1, 2003, was subsequently extended by the OTS until July 1, 2003 in response to concerns from interested parties about the burdens associated with compliance. The elimination of this federal preemption requires compliance with state restrictions on prepayment penalties. It is expected these restrictions will prohibit the mortgage subsidiaries from charging any prepayment penalties in six states and will restrict the amount or duration of prepayment penalties such subsidiaries may impose in an additional 11 states. This may place the Company’s mortgage subsidiaries at a competitive disadvantage relative to financial institutions that will continue to enjoy federal preemption of such state restrictions. Such institutions will be able to charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rate and loan fee structures which are more attractive than the interest rate and loan fee structures the Company’s mortgage subsidiaries are able to offer. It is estimated the net impact to the Mortgage Operations segment will be a reduction in revenues of approximately $29.0 million in fiscal year 2004 as a result of the elimination of prepayment penalties.

     The mortgage loans purchased, originated and/or serviced by the Company’s mortgage subsidiaries are also subject to federal laws and regulations, including, without limitation, the federal Truth-in-Lending Act, as amended, and Regulation Z promulgated thereunder, the Equal Credit Opportunity Act, as amended, and Regulation B promulgated thereunder, the Fair Credit Reporting Act, as amended, the federal Real Estate Settlement Procedures Act, as amended, and Regulation X promulgated thereunder, the Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended, the Home Mortgage Disclosure Act and Regulation C promulgated thereunder, the federal Fair Housing Act, the Gramm-Leach-Bliley Act and regulations adopted thereunder, and certain other laws and regulations. Under environmental legislation and case law applicable in certain states, it is possible liability for environmental hazards in respect of real property may be imposed on a holder of a mortgage note secured by real property.

Business Services

     Generally. The Business Services operating segment, which is conducted primarily through RSM McGladrey, Inc. (“RSM”), a direct subsidiary of RSM McGladrey Business Services, Inc. (“RSMBS”), provides accounting, tax, consulting, payroll, employee benefits and capital market services to business clients, primarily mid-sized companies, and tax, financial planning, estate planning, wealth management and insurance services to individuals in the United States. RSM was formed in August 1999 to acquire substantially all of the non-attest assets of McGladrey & Pullen, LLP (“McGladrey”). Revenues from the Business Services segment constituted approximately 11%, 13% and 13% of the Company’s consolidated revenues for fiscal years 2003, 2002 and 2001 respectively.

     In addition to providing the aforementioned services to the public, RSM and certain other subsidiaries involved in the Business Services segment provide accounting, payroll, human resources, and other management and administrative services to McGladrey and certain other public accounting firms from which non-attest assets have been acquired. RSM receives a management fee from the public accounting firms, which continue to provide “attest” services, which constitute the practice of public accounting, which H&R Block and its subsidiaries, by regulation, generally cannot provide. See “Management and Administrative Services for McGladrey & Pullen, LLP,” below.

     RSM McGladrey, Inc. has more than 100 offices in 22 states and offers services in 18 of the top 25 U.S. markets. It provides tax, wealth management and business advice as well as consulting services and planning strategies to mid-sized businesses. RSM McGladrey Retirement Resources (“Retirement Resources”) administers retirement plans for some 2,000 companies, mostly mid-sized. Retirement Resources helps clients design the best plan for their needs, and also provides investment advice, year-end compliance, tax reporting and consulting — all related to retirement plans. RSM is also linked with more than 80 independently owned CPA firms in the United States and Puerto Rico through the McGladrey Network. In addition, RSM is the U.S. member of RSM International, the sixth largest accounting and consulting organization in the world, with approximately 600 offices in 75 countries.

     RSM EquiCo, Inc. is a global investment banking firm specializing in mergers, acquisitions and divestitures for private middle market businesses. It employs about 300 people, is headquartered in Costa Mesa, California, and operates offices in Chicago and London.

     MyBenefitSource, Inc. (“MBS”) performs a range of client human resources services, including payroll, tax filing, human resources data management, benefits brokerage, and employee eligibility tracking. It is headquartered in Atlanta, Georgia, and has about 120 associates there in addition to sales offices in six states across the country.

     PDI Global, Inc. (“PDI”) headquartered in Chicago, Illinois, provides marketing communications and visibility programs, tax and financial planning guides, and marketing and management consulting services to accountants, consultants, lawyers, banks, insurers, and other financial service providers.

     Management and Administrative Services for McGladrey & Pullen, LLP. McGladrey’s attest business (including audit, reviews and other engagements in which the firm issues written opinions evaluating client financial statements) remains in a partnership owned by the McGladrey partners and is, accordingly, an entity separate from RSM and not an affiliate of the Company.

     On February 5, 2001, revised SEC auditor independence rules that apply to the accounting firm and its “associated entities” became effective. The SEC staff has advised McGladrey it considers the Company and all of its subsidiaries to be associated entities. Accordingly, any financial interest or business relationship of the Company with a client of McGladrey, which is subject to the SEC’s auditor independence rules (an “SEC Audit Client”), will be regarded by the SEC staff as a financial interest or business relationship between McGladrey and the SEC Audit Client. Under the SEC’s auditor independence rules, McGladrey and its partners are precluded from holding certain financial interests in and entering into certain business relationships with an SEC Audit Client.

     In connection with the evaluation of the regulatory restrictions and environment, the Company and McGladrey have had discussions with the staff of the SEC regarding appropriate disclosure of the policy and procedures implemented by McGladrey, RSM and the Company to safeguard McGladrey’s independence and integrity as an audit firm in compliance with applicable regulations and professional responsibilities.

     The Company, RSM and McGladrey have enacted certain policies and controls to monitor and prevent violations by them of the SEC’s auditor independence rules as interpreted by the SEC staff. These policies and controls include the following:

•	The Company has informed the management of each of its business units of the SEC staff’s interpretation that certain financial interests and business relationships with McGladrey SEC Audit Clients are prohibited in as much as they would be deemed to impair McGladrey’s independence as an auditor.

•	McGladrey’s Independence and Relationship Policies and the Code of Professional Conduct promulgated by the American Institute of Certified Public Accountants (“AICPA”), which address auditor independence issues, have been distributed to all of the Company’s executive officers and directors.

•	McGladrey’s Prohibited Securities List, which lists securities of McGladrey’s SEC Audit Clients, is distributed to certain officers of the Company and certain subsidiaries on a monthly basis so they can monitor compliance by the applicable business units.

•	McGladrey informs the audit committee of each SEC Audit Client, in writing, of the SEC staff’s interpretation regarding the attribution to McGladrey, for purposes of McGladrey’s auditor independence of the financial interests and business relationships of the Company with SEC Audit Clients.

•	McGladrey informs the audit committee of each SEC Audit Client of the SEC staff’s interpretation that ownership of the Company’s stock by such SEC Audit Client or ownership of more than 5% of the Company’s stock by its officers or directors would affect McGladrey’s independence as an auditor, and McGladrey obtains representations from each SEC Audit Client that it owns no shares of the Company.

•	McGladrey has designated a partner responsible for independence matters who reports directly to its Executive Partner—Assurance Services. The partner responsible for independence matters monitors changes in independence standards promulgated by the AICPA, the Independence Standards Board (“ISB”, which has been disbanded) and the SEC. This partner periodically recommends corresponding modifications to McGladrey’s Independence and Relationship Policies, which become effective upon the approval of McGladrey’s Board of Directors.

•	RSM has agreed to comply and cause its employees to comply with the Independence and Relationship policies of McGladrey.

•	Employees of RSM and employees of McGladrey are informed of changes to McGladrey’s Independence and Relationship Policies and its Prohibited Securities List on a monthly basis via electronic bulletin boards.

•	Employees of RSM and partners and employees of McGladrey periodically complete an Independence Compliance Questionnaire, which is reviewed and approved by McGladrey’s National Office of Audit & Accounting. All exceptions are reviewed by and approved by McGladrey’s partner responsible for independence matters, its Managing Partner and its Board of Directors.

•	As mandated by its membership in the SEC Practice Section of the AICPA, McGladrey has implemented independence training programs and programs to test compliance with its Independence and Relationship Policies and the completeness and accuracy of Independence Compliance Questionnaires.

•	McGladrey has established consultation procedures for the resolution of all identified exceptions to its policies and AICPA, ISB or SEC independence requirements. The Company and RSM have agreed to cooperate fully with McGladrey in the resolution of all exceptions and the implementation of any remedial actions, including disciplinary actions.

     While the Company and McGladrey believe their policies and controls in place regarding auditor independence are reasonable and adequate to address the matters involved, there can be no assurance (and the SEC staff has indicated it cannot provide any assurance) such policies and controls will positively ensure complete compliance by the Company, RSM and McGladrey with the SEC auditor independence rules as interpreted by the SEC staff. Any noncompliance by the Company, RSM or McGladrey with such rules may impair McGladrey’s independence as an auditor of SEC Audit Clients and may adversely affect the ability of McGladrey to attract and retain such clients and perform audits of financial statements filed with the SEC.

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

We Can See It. We See It.

     FERS Business Services, Inc. (“FERS”), a wholly owned subsidiary of RSM, claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

Benelink Pension Resources

     MBS claims ownership of the following unregistered service mark and trademark:

MyBenefitSource

     PDI claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

CPEC PDI Practice Development Institute

     PDI claims ownership of the following unregistered service mark and trademark:

Turning Your Firm’s Potential Into Profit

     RSM EquiCo, Inc. claims ownership of the following service mark and trademark registered on the principal register of the United States Patent and Trademark Office:

EquiCo

     Toback, Inc., a wholly owned subsidiary of RSM, claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

Solutions for Today. Strategies for Tomorrow. The Local Firm with a National Reputation

     Competitive Conditions. The accounting and consulting business is highly competitive. The principal methods of competition are price, service and reputation for quality. There are a substantial number of accounting firms offering similar services at the international, national, regional and local levels.

     Government Regulation. The subsidiaries in the Business Services segment seek to determine the applicability of all Laws and comply with such Laws applicable to their activities. From time to time in the ordinary course of business, such subsidiaries receive inquiries from governmental and self-regulatory agencies regarding the applicability of Laws to the products and services offered by them. In response to such inquiries, such subsidiaries have agreed to comply with such Laws, convinced the authorities such Laws were not applicable or compliance already exists, and/or modified such subsidiaries’ activities in the applicable jurisdiction to avoid the application of all or certain parts of such Laws. The Company’s management believes the past resolution of such inquiries and its ongoing compliance with Laws have not had a material adverse effect on the operations of the Business Services segment subsidiaries or the consolidated financial statements of the Company and its subsidiaries. The Company cannot predict what effect the enactment of future Laws, changes in interpretations of existing Laws, or the results of future regulator inquiries with respect to the applicability of Laws may have on the Company’s reporting segments, any particular subsidiary, or the consolidated financial statements of the Company and its subsidiaries.

     Many of the same federal and state regulations relating to tax preparers and the information concerning tax reform discussed above in “Government Regulation” section of “U.S. Tax Operations” apply to the Business Services segment as well, except accountants are not subject to the same prohibition on the use or disclosure of certain income tax return information as the Tax Services tax professionals are. The accounting firms are also subject to state and federal regulations governing accountants, auditors and financial planners. During the past year, numerous legislative and regulatory proposals have been made relating to auditor independence and accounting oversight, among others. Some of these proposals, if adopted, could have an impact on RSM’s operations. The Company believes current state and federal regulations and known legislative and regulatory proposals do not and will not have a material adverse effect on the operations of the Company and its subsidiaries, but it cannot predict what the effect of future legislation, regulations and proposals may be.

Investment Services

Generally. The Investment Services operating segment provides brokerage services and investment planning primarily through H&R Block Financial Advisors, Inc. (“HRBFA”). Revenues from the Investment Services segment constituted approximately 5%, 8% and 16% of the Company’s consolidated revenues for fiscal years 2003, 2002 and 2001 respectively. In December 1999, the Company acquired OLDE Financial Corporation (“OLDE Financial”), a Detroit-based financial services holding company that is the parent company of HRBFA.

     HRBFA is a registered broker-dealer with the SEC and is a member of the New York Stock Exchange (“NYSE”), other national securities exchanges and the National Association of Securities Dealers, Inc. (“NASD”). HRBFA is one of the largest retail investment firms in the United States offering financial services to retail clients at low commission rates and fees through its network of financial advisors in HRBFA branch offices.

     HRBFA, like other brokerage firms, continued to suffer from declining activity by retail investors during the Company’s 2003 fiscal year and a corresponding decline in margin balances. Customer trades in fiscal year 2003 totaled approximately 1.2 million, compared to approximately 1.5 million trades in fiscal year 2002 and approximately 2.4 million trades in fiscal year 2001. Average trading volumes fell during fiscal year 2003 by approximately 21% as measured by average trades per day. There were an average of 4,853 trades per day in 2003, compared to averages of 6,123 per day in fiscal 2002 and 9,410 per day in fiscal 2001. Average revenue per trade increased during fiscal year 2003 to $120.15 from $106.42 in fiscal year 2002 and $87.34 in fiscal year 2001. The Investment Services segment had 752,903 active accounts at April 30, 2003, compared to 695,355 active accounts at the end of fiscal year 2002 and 619,846 active accounts at year end in fiscal year 2001. Impacted by market performance, volatility and investor uncertainty, margin balances at HRBFA continued to fall from an average of $2.4 billion for fiscal year 2001 and an average of $1.0 billion for fiscal year 2002, to an average of $577.0 million for fiscal year 2003.

     HRBFA Financial Services Offerings. HRBFA is a full service securities broker-dealer providing a full range of financial services to its clients in the United States. Products and services offered to customers include equities, annuities, fixed income products, mutual funds, margin accounts, money market funds with sweep provisions for settlement of customer transactions, checking privileges, account access/review through the internet, online trading, fee-based accounts, IRAs, dividend reinvestment, option accounts, equity research and focus lists, model portfolios, asset allocation strategies, economic commentaries, and other investment tools and information.

     During the 2003 tax season, H&R Block tax clients nationwide were again given the opportunity to open an Express IRA through HRBFA as a part of the tax return preparation process. Clients were able to fund an Express IRA by simply using all or part of their tax refund or by writing a personal check for the IRA amount. The Express IRA is invested in an FDIC- insured money market account through Reserve Management Corporation at an insured depository institution paying competitive money market interest rates. Clients funded approximately 126,000 Express IRAs during tax season 2003, approximately 130,000 Express IRAs in tax season 2002 and approximately 25,000 Express IRAs in tax season 2001. The Express IRA program was offered in only 14 states in fiscal 2001.

     HRBFA offers to account holders a service making it possible for clients to transact all of their investment and banking activities from one convenient, flexible brokerage account with cash management features. The cash management features include no-minimum checking, unlimited check writing, a credit interest program that allows interest to be earned on balances over $100, a variety of money market fund options, a VISA® Gold ATM/check card with a 1% cash rebate on card purchases and an airline miles program, one consolidated monthly statement and a year-end account summary. HRBFA also offers college savings products – called 529 Plans – through state-sponsored investment programs that allow clients to make tax-free withdrawals for qualified education expenses.

     Dealer Activities. HRBFA acts as a dealer in fixed income markets including corporate and municipal bonds, various U.S. Government and U.S. Government Agency securities and certificates of deposit.

     Financial Advisors and Their Compensation. Financial advisors receive compensation in a combination of plans in the form of commissions on HRBFA’s revenues from customer transactions, a salary or draw against commissions, a percentage of quarterly fees charged to clients, and/or may have received additional compensation on customer transactions in securities recommended by HRBFA. Key to the future success of the Investment Services segment is retention of its financial advisors and recruitment of new advisors. One of the Company’s key initiatives is to build revenues through the addition of experienced financial advisors. During fiscal year 2003, 260 experienced advisors were added. Such additions were offset by attrition of primarily less experienced financial advisors. While revenues are expected to build as a result this initiative, revenues generated by newly recruited advisors have grown slower than anticipated given the current market environment. The retention and recruitment of experienced advisors will continue to be a key initiative in fiscal year 2004.

     Licensed Referral Tax Professional Program. An initiative for fiscal year 2004 is the Licensed Referral Tax Professional (“LRTP”) program. This program encourages a cooperative relationship between Investment Services and U.S. Tax Operations by helping tax preparers become licensed, teaming them with a financial advisor and providing a commission to the LRTP for business referred to Investment Services. As of April 30, 2003, there were 126 LRTPs who generated over $2.0 million in new customer assets. The Company will continue to increase the number of LRTPs in the coming year.

     Integrated Online Services. HRBFA provides an online investment center through the Company’s web site located at www.hrblock.com. HRBFA provides online users the opportunity to open accounts, obtain research, create investment plans, buy and sell securities, and view the status of their accounts online. The online investment planning service gives HRBFA clients the ability to create and view a personal goal-oriented financial plan while simultaneously receiving advice by telephone from an H&R Block financial advisor who is viewing the same information.

Clients can create, view or edit a financial plan for many different life-changing events such as retirement, college, a new child or the purchase of a house. After developing a plan, clients have the option to allow an advisor to execute the plan or they can do it themselves at the investment center. Through April 2003, approximately 182,000 accounts had been web enabled, compared to approximately 175,100 accounts through April 2002, and 96,000 accounts through April 2001. In April 2003, more than 11,250 securities transactions were effected online (compared to more than 15,600 securities transactions in April 2002, and 7,000 transactions in April 2001). Additional information regarding online operations is provided under the “E-Commerce Initiatives” in the “U.S. Tax Operations” section, above.

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

     Retail Branch Offices. HRBFA is authorized to do business as a broker-dealer in all 50 states and the District of Columbia. At the end of fiscal year 2003, HRBFA operated approximately 600 offices, substantially unchanged from the prior year, as compared to approximately 525 offices at the end of fiscal year 2001. Some HRBFA offices offer, in addition to financial products and services, tax preparation and mortgage services, year-round to clients. HRBFA believes the existence of branch offices contributes to its growth and client satisfaction. The existence of a branch office generally results in an increase in unsolicited customer transactions in the geographic area near the office. Many clients prefer to conduct business in person in local offices rather than in distant offices or online. Clients may use branch offices to deliver checks and securities.

     Service Marks and Trademarks. HRBFA claims ownership of the following service marks and trademarks registered on the principal register of the United States Patent and Trademark Office:

Chevron Design IRA United SmartTrade Smartvest Smartvestor Smartviews Smartwire

     HRBFA also claims ownership of the following unregistered service marks and trademarks:

H&R Block Wealth Management Account H&R Block Financial Advisors Wealth Management Account

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

     Government Regulation. The subsidiaries in the Investment Services segment seek to determine the applicability of all Laws and comply with such Laws applicable to their activities. From time to time in the ordinary course of business, such subsidiaries receive inquiries from governmental and self-regulatory agencies regarding the applicability of Laws to the products and services offered by them. In response to such inquiries, such subsidiaries have agreed to comply with such Laws, convinced the authorities such Laws were not applicable or compliance already exists, and/or modified such subsidiaries’ activities in the applicable jurisdiction to avoid the application of all or certain parts of such Laws. The Company’s management believes the past resolution of such inquiries and its ongoing compliance with Laws have not had a material adverse effect on the operations of the subsidiaries in the Investment Services segment or the consolidated financial statements of the Company and its subsidiaries. The Company cannot predict what effect the enactment of future Laws, changes in interpretations of existing Laws, or the results of future regulator inquiries with respect to the applicability of Laws may have on the Company’s reporting segments, any particular subsidiary, or the consolidated financial statements of the Company and its subsidiaries.

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

     The Securities and Exchange Commission is the federal agency responsible for the administration of the federal securities laws. HRBFA is a registered broker-dealer. Much of the regulation of broker-dealers has been delegated by the SEC to self-regulatory organizations, principally the Municipal Securities Rulemaking Board, the NASD Regulation, Inc. and the New York Stock Exchange (“NYSE”), which has been designated as HRBFA’s primary regulator. These self-regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic examinations of the operations of HRBFA’s brokerage and clearing activities. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

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

     HRBFA is required to maintain net capital as defined under Rule 15c3-1 under of the Securities Exchange Act of 1934 and complies with the alternative capital requirement permitted by Rule 15c3-1, which requires net capital be not less than the greater of $1,000,000 or 2% of combined aggregate debit balances (primarily receivables from customers and other broker-dealers). In computing net capital, various deductions are made from net worth and qualifying subordinated indebtedness. These deductions include the book value of assets not readily convertible into cash and prescribed percentages of securities owned or sold short.

     Any failure of HRBFA to maintain the required minimum net capital may subject HRBFA to suspension or revocation of registration or other limitations on the firm’s activity by the SEC, and suspension or expulsion by the NYSE, NASD or other regulatory bodies, and ultimately could require the broker-dealer’s liquidation. HRBFA could also be prohibited from paying dividends or redeeming stock. HRBFA would be prohibited from prepaying or making payments of principal on subordinated indebtedness if its net capital were to become less than the greater of 5% of combined aggregate debit balances or $1,000,000. Under NYSE Rule 326, HRBFA is required to reduce its business if its net capital is less than 4% of aggregate debit balances and is prohibited from expanding business or redeeming subordinated indebtedness if its net capital is less than 5% of its aggregate debit balances. Net capital rules could limit HRBFA’s ability to engage in new activities and expansion, and could restrict the Company’s ability to withdraw capital from its brokerage subsidiaries. Such a restriction in turn, could limit the Company’s ability to repay or reduce indebtedness (including subordinated debentures of the Company) and pay dividends. Further, a significant operating loss or an extraordinary charge against net capital could adversely affect HRBFA’s ability to expand or maintain its current levels of business. At April 30, 2003, HRBFA’s net capital of $95.0 million, which was 17.3% of aggregate debit items, exceeded by $84.0 million its minimum required net capital of $11.0 million.

     Although HRBFA has always exceeded its minimum net capital requirements, on May 30, 2003 OLDE Financial, its direct parent, contributed $10.0 million of additional capital to HRBFA.

International Tax Operations

     Generally. This operating segment provides the preparation of tax returns, electronic filing and related services to the general public, principally in Canada, Australia and the United Kingdom. Tax preparation of U.S. tax returns and related services are offered by company-owned franchise offices in eight countries. The electronic filing of U.S. income tax returns is offered at offices located in Europe, and the electronic filing of Australian, Canadian and United Kingdom income tax returns is offered at H&R Block offices in Australia, Canada and the United Kingdom, respectively. The segment served 2.3 million taxpayers in each of fiscal years 2003 and 2002.

     The returns prepared at 1,334 company-owned and franchised offices in countries outside of the United States in fiscal year 2003 constituted 12.4% of the total returns prepared by H&R Block in the fiscal year (compared to 11.9% in fiscal year 2002 and 12.2% in fiscal year 2001). There were 1,376 company-owned and franchised offices in countries outside the United States in fiscal year 2002.

     Canadian Operations. H&R Block Canada, Inc. (“Block Canada”) and its franchisees prepared approximately 1,722,000 Canadian regular and discounted returns filed with Revenue Canada in fiscal year 2003, compared to 1,721,000 in fiscal year 2002 and 1,752,000 in fiscal year 2001. Block Canada and its franchisees operated 910 offices in fiscal year 2003, as compared to 955 in fiscal year 2002 and 944 in fiscal year 2001. Of the 910 offices in Canada, 481 were owned and operated by Block Canada and 429 were owned and operated by franchisees. Block Canada operated 131 offices in department stores in Canada in fiscal year 2003, including 79 offices in Sears’ facilities. In fiscal years 2002 and 2001, respectively, Block Canada operated 121 and 122 offices in department stores in Canada, including, respectively, 78 and 79 offices in Sears’ facilities.

     Block Canada and its franchisees offer a refund discount (“CashBack”) program to their customers in Canada. Canadian law specifies the procedures Block Canada must follow in conducting the program. In accordance with current Canadian regulations, if a customer’s tax return indicates such customer is entitled to a tax refund, a check is issued by Block Canada to the client for an amount which is equal to the sum of (i) 85% of that portion of the anticipated refund which is less than or equal to $300 (Canadian) and (ii) 95% of that portion of the refund in excess of $300 (Canadian). The client assigns to Block Canada the full amount of the tax refund to be issued by Revenue Canada. The refund check is then sent by Revenue Canada directly to Block Canada, which then deposits the refund check into its bank account. In accordance with the law, the discount is deemed to include both the tax return preparation fee and the fee for tax refund discounting. This program is financed by short-term borrowings. In some parts of Canada, CashBack services are offered at offices identified as “H&R Block Express.” The number of returns discounted under the CashBack program in fiscal year 2003 was approximately 531,000, compared to 525,000 in fiscal year 2002 and 532,000 in fiscal year 2001.

     During fiscal year 2003, Block Canada contracted with Dr. Tax-Ufile CA, Inc. to provide online tax preparation services under the H&R Block brand to Canadian consumers. Users could print and mail their return, or download their return and file electronically.

     Australian Operations. The number of returns prepared by H&R Block Limited, the Company’s indirect subsidiary in Australia, and by franchisees of HRB Royalty, Inc. in Australia, was approximately 505,000 in fiscal year 2003, compared to 489,000 in fiscal year 2002 and 486,000 in fiscal year 2001. The number of offices operated by H&R Block Limited in Australia in fiscal years 2003 and 2002 was 362, compared to 350 offices operated in fiscal year 2001. Of the 362 offices, 263 were owned and operated by H&R Block Limited and 99 were franchised offices.

     United Kingdom Operations. H&R Block Tax and Financial Services Limited, an indirect subsidiary of the Company, provides tax return preparation services in the United Kingdom. In fiscal years 2003 and 2002, six offices were operated, compared to 23 in fiscal year 2001. The UK business no longer operates under the name “The Tax Team.”

     Seasonality of Business. Revenues in this segment are seasonal in nature with peak revenues occurring during the applicable tax season (January through April in Canada; July through October in Australia; and August through March in the United Kingdom).

     Competitive Conditions. The tax return preparation business is highly competitive, with a substantial number of firms offering tax preparation services. Commercial tax return preparers are highly competitive with regard to price, service and reputation for quality. Block Canada and H&R Block Limited believe they each operate the largest tax return preparation business in their respective countries. H&R Block Tax and Financial Services Limited believes it is one of the largest providers of tax preparation services in the United Kingdom.

     Government Regulation. The subsidiaries in the International Tax Operations segment seek to determine the applicability of all government and self-regulatory organization statutes, ordinances, rules and regulations in the countries in which they operate (collectively, “Foreign Laws”) and comply with such Foreign Laws applicable to their activities. From time to time in the ordinary course of business, such subsidiaries receive inquiries from governmental and self-regulatory agencies regarding the applicability of Foreign Laws to the products and services offered by them. In response to such inquiries, such subsidiaries have agreed to comply with such Foreign Laws, convinced the authorities such Foreign Laws were not applicable or compliance already exists, and/or modified such subsidiaries’ activities in the applicable jurisdiction to avoid the application of all or certain parts of such Foreign Laws. The Company’s management believes the past resolution of such inquiries and its ongoing compliance with Foreign Laws have not had a material adverse effect on the operations of the subsidiaries in the International Tax Operations segment or the consolidated financial statements of the Company and its subsidiaries. The Company cannot predict what effect the enactment of future Foreign Laws, changes in interpretations of existing Foreign Laws, or the results of future regulator inquiries with respect to the applicability of Foreign Laws may have on the Company’s reporting segments, any particular subsidiary, or the consolidated financial statements of the Company and its subsidiaries.

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

Reports

     The Company makes available, free of charge through its web site at www.hrblock.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

     The Company has posted on its web site at www.hrblock.com copies of the following corporate-governance documents: (i) The H&R Block, Inc. Corporate Governance Guidelines, (ii) the H&R Block, Inc. Code of Business Ethics and Conduct, (iii) the H&R Block, Inc. Audit Committee Charter, (iv) the H&R Block, Inc. Governance and Nominating Committee Charter, and (v) the H&R Block, Inc. Compensation Committee Charter. The foregoing corporate-governance documents are also available in print upon the request of any shareholder to the Secretary of the Company.

Item 2. Properties

     The executive offices of the Company, H&R Block Services, Inc., Tax Services, BFC and RSMBS are located at 4400 Main Street, Kansas City, Missouri, in a multi-level building owned by H&R Block Tax Services, Inc. The building was constructed in 1963 and expanded or redesigned in 1965, 1973, 1981, and 1996. In fiscal year 2000, H&R Block Tax Services, Inc. entered into a 20-year lease for a newly constructed building located at 4400 East Blue Parkway, Kansas City, Missouri, which is being utilized by Tax Services and its affiliates as a service center. Most other offices of Tax Services (except those in department stores) are operated in premises held under short-term leases providing fixed monthly rentals, usually with renewal options. The Company’s subsidiaries also lease other office space in Kansas City, Missouri.

     Option One’s executive offices are located in leased offices at 3 Ada, Irvine, California. H&R Block Mortgage is headquartered in leased offices in Lake Forest, California. Option One and H&R Block Mortgage Corporation also lease offices for their loan origination centers and branch office operations throughout the United States.

     The executive offices of HRBFA are located in leased offices at 719 Griswold, Detroit, Michigan. Many branch offices of HRBFA are located in facilities owned by various real estate subsidiaries of OLDE Financial and leased primarily to HRBFA. Some branch offices are operated in leased premises.

     RSM’s executive offices are located in leased offices located at 3600 West 80th Street, Bloomington, Minnesota. Its administrative offices are located in leased offices at 220 North Main Street, Davenport, Iowa. RSM also leases space for the offices in which client services are provided in those states in which it operates.

Item 3. Legal Proceedings

RAL Litigation

     The Company reported in its current reports on Forms 8-K dated November 1, 2002, November 6, 2002, November 14, 2002, November 15, 2002, November 18, 2002, and June 24, 2003, and its quarterly reports on Form 10-Q for the quarters ended October 31, 2002 and January 31, 2003 certain events and information relating to class action litigation and putative class action litigation involving its subsidiaries’ refund anticipation loan program (collectively, “RAL Cases”). The amounts claimed in these lawsuits have been substantial in some instances. The Company has defended numerous class action and putative class action lawsuits filed against it involving the RAL program and a variety of theories asserted by plaintiffs. The amounts claimed in these lawsuits have been substantial in some instances. Of the cases that are no longer pending, the Company has been successful on dispositive motions for dismissal or summary judgment, plaintiffs have voluntarily dismissed the suits after a denial of class certification, or, in some other cases in which classes have not been certified, settlements have been reached with named plaintiffs. Several pending RAL Cases involving statewide classes or putative classes (discussed below) have had preliminary or final trial court approvals of settlements during or following fiscal year 2003. In addition, in April 2003, the United States District Court judge in the Zawikowski case (discussed below) declined to approve a settlement that had been pending for several years and that would have settled cases on a nationwide basis (except for some cases carved out of the settlement). The Company continues to believe it has meritorious defenses to the RAL Cases and intends to defend the remaining RAL Cases vigorously. However, there can be no assurances as to the outcome of the pending RAL Cases, or any one of them, and the impact of the RAL Cases on the Company’s financial position. The following is updated information regarding the pending RAL Cases:

Ronnie and Nancy Haese, et al. v. H&R Block Inc., et al., Case No. CV96-4213, District Court of Kleberg County, Texas, (“Haese I”) and; Ronnie and Nancy Haese, et al. v.

H&R Block Inc., et al., Case No. CV-99-314-D, District Court of Kleberg County, Texas (“Haese II”), filed originally as one action on July 30, 1996. The trial court judge in Haese I issued a letter on November 6, 2002, indicating that he intended to grant plaintiffs’ motion for partial summary judgment and motion for forfeiture, thereby holding that a fiduciary relationship exists between a tax preparer and its customer and that the company and its franchisee must forfeit fees totaling $74.9 million to the class of Texas individuals. On November 19, 2002, the Company announced that a settlement had been reached pursuant to which the Company and its major franchisee will issue coupons to class members that may be redeemed over a five-consecutive-year period following final approval of the settlement and once all appeals have been exhausted. Each class member will receive a packet containing 15 coupons under the settlement. Three coupons will be redeemable each year – one for a $20 rebate off tax services at Block offices, one that may be redeemed for TaxCut® Platinum tax preparation software, and one that may be redeemed for Tax Planning Advisor, a tax planning book. The settlement also provides that defendants will be responsible for the payment of court-approved legal fees up to $49 million and expenses of class counsel up to $900,000. As a result of the settlement announcement, the Company recorded a liability and pretax expense of $41.67 million during the second quarter of fiscal year 2003, which represented, at that time, the Company’s best estimate of its share of the settlement cost for plaintiff class attorneys’ fees and expenses, tax products and associated mailing expenses. Through April 30, 2003, the Company recorded an additional liability and pretax expense of $1.84 million in connection with the settlement, for a total liability and pretax charge of $43.51 million for the fiscal year. During the fourth quarter and prior to the filing of the final settlement agreement with the court and any motions for preliminary approval of the settlement and legal fees and expenses of class counsel, the plaintiffs filed a motion asking the Texas court to direct that $26 million of awarded class counsel fees be paid to the plaintiff class members. The final settlement agreement was filed with the District Court in March 2003 and preliminary approval of the settlement agreement was granted by the court on March 31, 2003. Notice of the settlement was sent to the class, a hearing on the final approval of the settlement agreement was held on June 24, 2003, and the judge entered a final judgment on June 24, 2003 fully and finally approving the settlement agreement, finding it fair, adequate and reasonable and that it protects the rights of the class, is in the best interests of the settlement class and meets all criteria required by Texas law. As a part of the final judgment, the court also (1) dismissed with prejudice the claims of class members who obtained RALs in Texas during the period from 1992 through 1996; (2) granted defendants’ Supplemental Motion for Summary Judgment as to class members who only obtained RALs from 1988 through 1991, and ordered that such defendants take nothing on their claims against the defendants; (3) granted defendants’ Motion to Compel Arbitration as to those members of the class who obtained a RAL for the first time from 1997 to 2002, and ordered that the claims of those class members are dismissed without prejudice of those members’ rights to pursue those claims through binding arbitration; (4) vacated its January 30, 1998 Order pertaining to arbitration clauses and contacts with the class; and (5) withdrew its rulings as to fiduciary duty, breach or the nature of the breach thereof, and for forfeiture as reflected in the Court’s November 6, 2002 letter. In a separate Order dated June 24, 2003, the Court found that the awarding of attorneys’ and expenses was appropriate and ordered that class counsel and objectors’ class counsel be awarded attorneys’ fees in the amount of $49,000,000 on condition that, upon payment of the fees to class counsels’ trust account, class counsel shall pay $26 million of the attorneys’ fees to the class members pursuant to an approved distribution plan. The Order also ordered that $100,000 from the award of attorneys’ fees be used to create a cy pres fund pursuant to an approved cy pres plan and specified the manner in which the remaining award of attorneys’ fees was to be distributed among the class counsel and objectors’ class counsel. If there are any appeals of such final judgment and Order relating to attorneys’ fees and expenses, there are no assurances that such final judgment and/or Order relating to attorneys’ fees and expenses will ultimately be upheld on appeal.

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

Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., Block Financial Corporation, et al., renamed Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al., Case No. 98 C 2178, United States District Court for the Northern District of Illinois, Eastern Division. On remand from the Seventh Circuit Court of Appeals, the District Court held hearings in October and November 2002 with respect to the fairness and adequacy of a proposed settlement. Under that settlement, the Company and the lending bank agreed to each pay $12.5 million toward a $25 million settlement fund for the benefit of the class members. The settlement had been approved by the District Court in February 2001 and the defendants had paid the $25 million into an escrow fund. Certain class members who had objected to the settlement appealed the order approving the settlement to the Seventh Circuit Court of Appeals. In April 2002, the Court of Appeals had reversed the District Court’s order approving the settlement and had remanded the matter back to the District Court for further consideration of the fairness and adequacy of the proposed settlement by a new District Court judge. On April 15, 2003, the District Court judge declined to approve the $25 million settlement, finding that counsel for the settlement plaintiffs had been inadequate representatives of the plaintiff class and failed to sustain their burden of showing that the settlement was fair. The judge appointed new counsel for the plaintiffs after the conclusion of fiscal year 2003 and named their client, Lynne Carnegie, as lead plaintiff. The new counsel for the plaintiffs have since filed an amended complaint and a motion for partial summary judgment. The defendants have filed motions to dismiss and are seeking the release of the escrowed settlement fund. In the fourth quarter of fiscal year 2003, the Company recorded a receivable in the amount of its $12.5 million share of the settlement fund and recorded a reserve of $12.5 million consistent with the existing settlement authority of the Board of Directors.

Joyce A. Green, et al. v. H&R Block, Inc., Block Financial Corporation, et al., Case No. 97195023, in the Circuit Court for Baltimore City, Maryland. The trial scheduled for

January 2003 was stayed pending a ruling on the fairness of the settlement in the Zawikowski case. No new trial date has been scheduled.

Sandra J. Basile, et al. v. H&R Block, Inc. et al., April Term 1993 Civil Action No. 3246, in the Court of Common Pleas, First Judicial District of Pennsylvania, Philadelphia County. The Company moved to decertify the class in this matter and oral argument on the motion was held in December 2002. The judge took the matter under advisement and a ruling has not yet been made.

Belinda Peterson, et al. v. H&R Block Tax Services, Inc., Case No. 95CH2389, in the Circuit Court of Cook County, Illinois, is a case involving a class of persons who received a RAL in Illinois during a particular two-week period in 1995 and were allegedly improperly advised as to the timing of their receipt of refunds relating to the Earned Income Tax Credit. The court denied defendant’s motion to decertify the class in April 2003. A settlement was reached involving an estimated maximum total amount of $295,000. As a part of the settlement, class members who submit a claim will receive $25 in cash, with a guaranteed minimum total payout of $40,000 and a maximum total payout of $55,000. Class counsel will receive $220,000, the named class representative will receive $5,000, and it is expected that it will cost up to $15,000 to administer the settlement. The final settlement agreement was signed and filed with the court following the end of fiscal year 2003 and preliminary approval of the settlement was granted on June 12, 2003.

Levon and Geral Mitchell, et al. v. H&R Block and Ruth R. Wren, Case No. CV-95-2067, in the Circuit Court of Mobile County, Alabama, in which the remaining claim is a breach of fiduciary duty claim relating to the refund anticipation loan program. Class certification was initially denied by the court, such denial was reversed by the Alabama Supreme Court and remanded for further consideration. The court granted plaintiffs’ motion for class certification following the end of fiscal year 2003.

Deadra D. Cummins, et al. v. H&R Block, Inc., et al., Case No. 03-C-134 in the Circuit Court of Kanawha County, West Virginia, is a putative class action filed on January 22, 2003, in which plaintiffs allege three different counts of breach of fiduciary duty, breach of West Virginia statute on credit service organizations, breach of contract, unjust enrichment, and unfair or deceptive acts or practices with respect to the RAL program. The class sought to be certified encompasses all West Virginia residents who participated in the “Rapid Refund” program for the past 10 years. The defendants removed the case to federal court, plaintiffs filed a motion to remand the case to state court, and such motion was granted in June 2003.

Roy Carbajal, et al. v. Household International, H&R Block Tax Services, Inc., et al., was filed on January 31, 2000, on behalf of all individuals nationwide (1) who applied for a RAL within one year prior to the date that the case was filed, (2) whose applications were denied, and (3) whose refunds were used by the lending bank to satisfy a prior year RAL debt. This case stems out of the RAL lending banks’ practice of cross collection of prior year unpaid RALs, as permitted by the bank’s loan agreement. No trial date is presently set.

Lynne A. Carnegie, et al., v. H&R Block Inc., et al., Case No. 96/606129, Supreme Court of the State of New York, County of New York, filed on December 12, 1996,

includes claims for violations of certain New York lending laws, breach of fiduciary duty, and unfair and deceptive acts and practices. Plaintiff’s motion to certify a class was granted by the trial court, but reversed on appeal. The defendants’ motion to dismiss was granted as to all but the count alleging unfair and deceptive acts and practices. The dismissal was affirmed on appeal. No trial date is presently set.

The Company has learned that a case entitled Dennis J. Smith, et al. v. H&R Block, et al., was filed as Case No. 3:03CV7181 in the United States District Court for the Northern District of Ohio, Western Division, on April 15, 2003. The complaint alleges RICO violations, fraud, breach of fiduciary duties, negligence, conversion, and violation of Ohio consumer fraud statutes on behalf of a putative class of all those wrongly deprived of all or part of tax refunds under the “Rapid Refund” program. The complaint generally alleges violations of the Fair Debt Collection Practices Act and appears to relate to the cross-collection of prior RAL debt by banks involved in the RAL program or the refund anticipation check program. The Company has not yet been served in this matter.

Shareholder Matters

Paul White, et al. v. H&R Block, et al., Yuchong Smith, et al. v. H&R Block, Inc., et al., Richard J. Rodney, et al. v. H&R Block, Inc., et al., and Michael F. McCormack, et al. v. H&R Block, Inc., et al., Case Numbers 02CV8965, 02CV9661, 02CV9682 and 02CV9830, respectively in the United States District Court for the Southern District of New York, are matters in which the respective named plaintiffs seek to represent a class of shareholders who purchased the Company’s stock between November 8, 1997 and November 1, 2002, and allege that the Company and certain of its current and former officers and directors violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose to shareholders various cases in which the Company had been sued regarding the RAL program, by failing to set adequate reserves for those cases and by failing to disclose the supposed implications of those cases for the future of the RAL program. The four securities law cases have all been assigned to the same judge and consolidated for pre-trial matters. On January 13, 2003, the judge signed an order relieving the defendants from an obligation to respond to any of the four complaints until after a consolidated complaint was filed. The consolidated complaint was filed in March 2003 and the defendants’ responded by filing a motion to dismiss in April 2003. In response to defendants’ motion to dismiss, plaintiffs informed defendants that they desired further to amend their complaint. Defendants consented to the filing of an amended complaint as a pleading matter, and intend to file a motion to dismiss it. The Company believes the claims in these actions are without merit, and intends to defend them vigorously.

Shareholder Demand. A shareholder of the Company made a demand in November 2002 through counsel that the Company commence a civil action against the directors of the Company relating to the refund anticipation loan program and the matters that are involved in the White and similar cases noted above. The shareholder's demand indicated that a shareholder derivative action will be commenced if the demanded civil action is not commenced. During the third quarter of fiscal year 2003, the shareholder's counsel agreed to relieve the Company and its Board of Directors from any obligation to respond to the demand at this time.

Franchise Litigation

Armstrong Business Services, Inc., et al. v. H&R Block, Inc., et al., Case Number 99-CV-206379, filed April 13, 1999, in the Circuit Court of Jackson County, Missouri, is an action filed by 24 “major” franchisees against the Company and certain of its subsidiaries relating to alleged breaches of contract and other matters. The Company’s subsidiary, HRB Royalty, Inc., franchisor under the applicable franchise agreements, filed a counterclaim and subsequently a motion for summary judgment seeking a declaration that HRB Royalty, Inc. could elect not to renew the major franchise agreements when their present five-year terms came to an end. Such motion for summary judgment was granted in March 2001 and the plaintiffs appealed. The Missouri Court of Appeals ruled in favor of HRB Royalty, Inc. on December 24, 2002, holding that the provision in the franchise agreements for automatic renewal will not be held to require the renewal for additional five-year periods “except upon the mutual assent of the parties.” The plaintiff major franchisees’ motions to the Missouri Court of Appeals for a rehearing and for transfer to the Missouri Supreme Court were denied in January 2003. In March 2003, the plaintiffs’ application to the Missouri Supreme Court for transfer of the case to that court was denied. HRB Royalty, Inc. notified the plaintiff major franchisees in 2000 that it did not intend to renew their franchise agreements at the expiration of the current renewal terms and that the agreements would terminate at that time. The renewal dates vary among franchisees. Pursuant to the franchise agreements, HRB Royalty, Inc. must pay a “fair and equitable price” to the franchisee for franchisee’s franchise business upon termination, and such price must be no less than 80% of the franchisee’s revenues for the most recent 12 months ended April 30, plus the value of equipment and supplies, and certain off-season expenses. Plaintiffs’ claims against the Company and its subsidiaries remain in the trial court. Plaintiffs seek in excess of $20 million in actual damages, punitive damages, unspecified statutory damages, declaratory, injunctive and other relief, including attorneys’ fees under allegations of breach of contract, breach of the covenant of good faith and fair dealing, unfair business practices, state anti-trust violations, breach of fiduciary duty, prima facie tort, violations of various state franchise statutes, fraud and misrepresentation, waiver and estoppel, ambiguity and reformation, relief with respect to a post-termination covenant not to compete in the franchise agreements, and a request for a fair and equitable payment upon nonrenewal of the franchise agreements. The major franchisees allege, among other things, that the sale of TaxCut® income tax return preparation software and online tax services and the purchase of accounting firms encroached on their exclusive franchise territories. The Circuit Court ruled on May 31, 2003 that major franchise agreements with renewal terms scheduled to expire prior to July 1, 2003, will expire on that date, and other major franchise agreements will expire as their renewal terms expire commencing in September 2003. The Court ordered defendants to pay for the franchise businesses as provided in the franchise agreements on the applicable dates of expiration. A trial with respect to two of the plaintiffs is scheduled for September 2003, with trials for the other plaintiffs not yet scheduled. The defendants believe that the allegations against them are without merit and continue to defend the case vigorously. There is no certainty as to the timing and final cost of acquisition as to any franchise business. Management believes that amounts, if any, required to be paid by the Company and its subsidiaries in the discharge of liabilities or settlements relating to plaintiffs’ claims in this litigation will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

Other Claims and Litigation

     The Company and its subsidiaries have from time to time been party to claims and lawsuits not discussed herein arising out of its business operations, including additional claims and lawsuits concerning RALs, and claims and lawsuits concerning the preparation of customers’ income tax returns, the electronic filing of customers’ tax returns, the fees charged customers for various products and services, the Peace of Mind guarantee program associated with income tax return preparation services, losses incurred by customers with respect to their investment accounts, relationships with franchisees, the mortgage business, intellectual property disputes, and contract disputes. Such lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances and the ultimate liability with respect to such litigation and claims is difficult to predict. The Company’s management considers these cases to be ordinary, routine litigation incidental to its business, believes and Company and its subsidiaries have meritorious defenses to each of them, and is defending, or intends to defend, them vigorously. While management cannot provide assurance that the Company and its subsidiaries will ultimately prevail in each instance, management believes that amounts, if any, required to be paid by the Company and its subsidiaries in the discharge of liabilities or settlements in these other matters will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended April 30, 2003.

Item 4a. Executive Officers of the Registrant.

     The names, ages and principal occupations (for the past five years) of the executive officers of the Company, each of whom has been elected to serve at the discretion of the Board of Directors of the Company are as follows:

Name and age	Office(s)

Mark A. Ernst (45)	Chairman of the Board of Directors since September 2002; Chief Executive Officer since January 2001; President of the Company since September 1999; Chief Operating Officer from September 1998 through December 2000; Executive Vice President from September 1998 until September 1999. Member of the Board of Directors since September 1999. See Note 1.

Jeffery W. Yabuki (43)	Chief Operating Officer since April 2002; Executive Vice President since October 2000; President, H&R Block Services, Inc. since October 2000; President, H&R Block International from September 1999 until October 2000. See Note 2.

Jeffrey G. Brandmaier (44)	Senior Vice President and Chief Information Officer since October 2001. See Note 3.

Frank J. Cotroneo (44)	Senior Vice President and Chief Financial Officer since February 2000. See Note 4.

Robert E. Dubrish (51)	President and Chief Executive Officer, Option One Mortgage Corporation, since March 1996.

James H. Ingraham (49)	Senior Vice President and General Counsel since September 2001; Secretary from June 1990 until October 2002; Vice President and General Counsel from July 1999 until September 2001; Vice President, Legal from October 1996 through June 1999.

Brian L. Nygaard (45)	President and Chief Executive Officer, H&R Block Financial Advisors, Inc., since November 2001. See Note 5.

Name and age	Office(s)

Tammy S. Serati (44)	Senior Vice President, Human Resources since December 2002. See Note 6.

Steven Tait (43)	President, RSM McGladrey Business Services, Inc. (formerly HRB Business Services, Inc.) since April 2003. See Note 7.

Melanie K. Horstmeier (38)	Vice President and Corporate Controller since October 2002. See Note 8.

Linda M. McDougall (50)	Vice President, Communications since July 1999; Assistant Vice President, Communications from November 1995 through June 1999.

Timothy R. Mertz (52)	Vice President, Corporate Tax since October 2000. See Note 9.

Becky S. Shulman (39)	Vice President and Treasurer since September 2001. See Note 10.

Robert A. Weinberger (59)	Vice President, Government Relations, since March 1996.

Bret G. Wilson (44)	Vice President and Secretary since October 2002; Vice President, Corporate Development and Risk Management from October 2000 until October 2002; Vice President, Corporate Planning and Development from September 1999 until October 2000; Vice President, Corporate Development, from December 1997 until September 1999.

Note 1:	Mr. Ernst served as Senior Vice President, Third Party and International Distribution for American Express Company, Minneapolis, Minnesota, from July 1997 until June 1998.

Note 2:	Mr. Yabuki served as President and Chief Executive Officer of American Express Tax & Business Services, Inc., New York, New York, from 1998 to September 1999; and as Vice President, Mergers and Acquisitions, American Express, Minneapolis, Minnesota, from 1996 to 1998.

Note 3:	Mr. Brandmaier was Chief Information Officer for The Money Store, a subsidiary of First Union Bank from 1995 until 2001.

Note 4:	Mr. Cotroneo served as the Chief Financial Officer of MasterCard International, Inc., New York, New York, from 1996 to February 2000.

Note 5	Mr. Nygaard was President, ING Advisors Network, ING Group, Atlanta, Georgia, from October 2000 until October 2001; Chief Operating Officer, Advisors Network, ING Advisors Network, from October 1999 until October 2000; and Senior Vice President, Strategic Marketing, ING Advisors Network, from May 1999 until October 1999. He was Vice President, Retail, for Principal Financial Group, Des Moines, Iowa from January 1995 through April 1999.

Note 6	Ms. Serati was Vice President, Human Resources Corporate Staffs, for Monsanto Agricultural Company, St. Louis, Missouri, from May 2000 through November 2002, and Vice President, Human Resources, Monsanto Nutrition & Consumer Sector, Chicago, Illinois, from January 1997 through April 2000.

Note 7	Mr. Tait was Executive Vice President, Sales & Client Operations, Gartner, Inc., Stamford, Connecticut, from June 2001 through March 2003, and Senior Vice President, Sales and Operations at Gartner, Inc. from July 2000 until May 2001. He previously served as President and Chief Executive Officer of Xerox Connect, a wholly owned subsidiary of Xerox Corporation, from November 1999 until June 2000, and as Vice President, Xerox Global Services /VP Xerox Offsite Document Management Services, from September 1998 until October 1999.

Note 8	Ms. Horstmeier was Assistant Vice President and Assistant Controller at Sprint Corporation (“Sprint”), Overland Park, Kansas, from December 2000 until October 2002; Executive Assistant to the Chief Financial Officer of Sprint from September 1999 until December 2000; Director, Capital Asset Accounting at Sprint from October 1998 until September 1999; and Senior Manager, Wholesale Services Group at Sprint from October 1997 until October 1998.

Note 9	Mr. Mertz was Vice President of Treasury for Payless Cashways, Inc., a full-line building material and finishing products company, Lee’s Summit, Missouri, from September 1998 through September 2000. He also served as Director of Taxes and Risk Management for Payless Cashways, Inc. from October 1987 until September 1998.

Note 10	Ms. Shulman was Chief Investment Officer of U.S. Central Credit Union, Overland Park, Kansas, from September 1998 until August 2001. She served as Vice President, Asset/Liability for U.S. Central Credit Union from May 1997 until September 1998.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

     The information called for by this item is contained in part in the Company’s annual report to security holders for the fiscal year ended April 30, 2003, under the heading “Common Stock Data,” and is hereby incorporated by reference. The Company’s Common Stock is traded principally on the New York Stock Exchange. The

Company’s Common Stock is also traded on the Pacific Exchange. On June 10, 2003, there were 30,542 shareholders of record of the Company and the closing stock price on the New York Stock Exchange was $43.14 per share.

Item 6. Selected Financial Data.

     The information called for by this item is contained in the Company’s annual report to security holders for the fiscal year ended April 30, 2003, under the heading “Selected Financial Highlights,” and is hereby incorporated by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The information called for by this item is contained in the Company’s annual report to security holders for the fiscal year ended April 30, 2003, under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Generally

     In the operations of its subsidiaries and the reporting of its consolidated financial results, the Company is affected by changes in interest rates, currency exchange rates and equity values. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed, and which may be material, relate to:

•	interest rates on cash equivalents, available-for-sale securities, residual interests in securitizations, mortgage servicing rights (“MSRs”), mortgage loan origination and purchase commitments, investments in mortgage loans held for sale, debt and margin lending activities, retail trading volumes, other assets, commercial paper issuances;

•	foreign exchange rates, generating translation gains and losses; and

•	equity prices.

     The Company and its subsidiaries have market risk sensitive instruments entered into for “non-trading” and “trading” purposes. The Company’s broker-dealer holds marketable fixed-income securities for resale to retail clients.

Non-trading

     Interest rates. The Company’s rate-sensitive assets and liabilities are managed at the subsidiary level. The Finance Committee of the Company’s Board of Directors approves the Company’s policies and procedures utilized to manage the Company’s interest rate risk.

     The Company has established investment guidelines to help minimize the market risk exposure of its non-residual available-for-sale securities portfolio. These guidelines focus on managing liquidity, preservation of principal, and earnings, which are primarily affected by credit quality and movements in interest rates.

     Approximately 82% of the Company’s cash equivalents (“CE”) and available-for-sale securities (“AFS”), which includes residual interests, are classified as short term, compared to 61% last year. The CE assets are primarily held for liquidity purposes and are comprised of high quality, short-term investments, including qualified money market funds (taxable and tax-exempt). As of April 30, 2003 and April 30, 2002, the portfolio had a duration of less than 0.1 years with an average credit quality of AAA. With such a short maturity, the portfolio’s market value is relatively insensitive to interest rate changes.

     The Company’s residual interests in securitizations, the majority of AFS, and MSRs are subject to prepayment risk, because a mortgage borrower has the option to prepay a mortgage loan at any time. Prepayment risk tends to increase when interest rates fall due to the benefits of refinancing. The expected income from these residual interests and MSRs is sensitive to movements in interest rates due to this sensitivity to mortgage prepayments. The prepayment risk is partially offset with the collection of prepayment penalties, a feature on the majority of originated loans. In addition, prepayment penalties have the effect of reducing the borrowers propensity to prepay their mortgage during the penalty term.

     Residual interests are recorded based on discounted cash flow models utilizing prepayment, interest rate, credit losses and discount rate assumptions. Prepayment and loss assumptions are based on evaluation of the actual experience of the Company’s servicing portfolio or on market rates on new portfolios, taking into consideration the current and expected interest rate environment and its expected impact on future prepayment and default rates. At April 30, 2003, the sensitivity of the current fair value of the residual interests to a 10% adverse change in prepayment rates would lower the fair value of the residual interests by $27.9 million, compared to $13.1 million at April 30, 2002.

     Mortgage servicing rights are recorded based on the present value of estimated future cash flows related to servicing loans utilizing market discount rates and anticipated prepayment speeds. The prepayment speeds are estimated using the Company’s historical experience and third party market sources, where applicable. At April 30, 2003, the sensitivity of the current fair value of MSRs to a 10% adverse change in prepayment rates would lower the fair value by $18.6 million, compared to $11.3 at April 30, 2002.

     Residual assets bear the interest rate risk embedded within the securitization due to an initial fixed-rate period on the loans versus the floating rate funding cost, and the on-going basis risk between the indices of the floating rate assets and liabilities, offset somewhat by interest rate caps sometimes embedded within the securitization. An adverse change in interest rates of 10% would impact the fair value of residuals by $17.0 million at April 30, 2003, compared to $35.0 million at April 30, 2002.

     The Company originates mortgage loans and sells most non-prime loans the same day the loans are funded to Trusts. As a result of the whole loan sales to the Trusts, the Company removes the mortgage loans from its balance sheet, records the gain on sale, cash and a receivable which represents the ultimate expected outcome from the disposition of the loans by the Trusts. Changes in interest rates and other market factors may result in ultimate disposition of the loans for amounts that vary from this expected outcome. The Trusts, as directed by the Trustees, generally enter into forward loan sales commitments which reduce the variability in the expected outcome from ultimate disposition of the loans. As a result, an adverse change in interest rates of 10% would generally not expose the Company to significant losses relating to changes in the fair value of the receivable from the Trusts.

     See note 7 “Mortgage Banking Activities” in the Notes to Consolidated Financial Statements in the Company’s annual report to security holders for the fiscal year ended April 30, 2003 for further sensitivity analysis of the other assumptions and detailed explanations of the cash flow models used.

     The Company is exposed to interest rate risk associated with its mortgage loan origination and purchase commitments. These commitments to fund mortgage loans consist of fixed- and adjustable-rate loans, which will be largely sold in the secondary market. The Company had commitments to fund mortgage loans of $2.6 billion at April 30, 2003 and $1.7 billion at April 30, 2002, as long as the borrower fulfills the conditions required in the loan commitment. External market forces impact the probability of commitments being exercised, and therefore, total commitments outstanding do not necessarily represent future cash requirements. The risk with some of these commitments to fund mortgage loans is that interest rates might rise between the time the customer locks in the interest rate on the loan and the time the loan is sold. With the remaining commitments, where the borrower has not locked the interest rate on the loan, the same risks exist to the extent that interest rates rise and the Company chooses to not raise the rate on the loan. In some instances, the Company will utilize hedge vehicles or forward loan sale commitments to reduce this interest rate risk. It is the Company’s policy to utilize hedge vehicles only for the purpose of offsetting or reducing the risk of loss in earnings associated with a defined or quantified exposure. They are purchased from certain broker-dealer counterparties. If the counterparties do not fulfill their obligations, the Company may be exposed to default risk. As the risk of default depends on the creditworthiness of the counterparty, the Company’s policy requires such transactions may be entered into only with counterparties rated A or better (or an equivalent rating) by recognized rating agencies. As a matter of practice, the Company has limited the counterparties to major banks and financial institutions meeting such standards. All interest rate contracts conform to the standard International Swaps and Derivatives Association, Inc. documentation. An adverse change in interest rates of 10% would generally not expose the Company to significant losses related to its commitments, net of any gains or losses on associated hedge positions.

     Commercial paper is issued throughout the year primarily to fund seasonal working capital needs, dividend payments and purchases of treasury stock. At April 30, 2003 and April 30, 2002, no commercial paper was outstanding. For fiscal year 2003, the average issuance term was 12 days and average outstandings were $332 million. This compares with 22 days and $635 million for fiscal year 2002. The issuance term and average outstandings declined from the prior fiscal year due to the Company’s agreement to waive its rights to purchase participation interests in, and receive license fees related to, RALs during the period January 1, 2003 through April 30, 2003. As commercial paper borrowings are seasonal, interest rate risk typically increases through the Company’s third fiscal quarter and declines to zero by fiscal year-end. See “Financial Condition” under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s annual report to security holders for the fiscal year ended April 30, 2003.

     At April 30, 2003 and April 30, 2002, there were no hedges outstanding related to long-term debt. The Company’s long-term debt at April 30, 2003 and April 30, 2002 consisted primarily of fixed-rate Senior notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings. See note 11, “Long-Term Debt,” in the Notes to Consolidated Financial Statements in the Company’s annual report to security holders for the fiscal year ended April 30, 2003.

     The Company’s broker-dealer holds interest bearing receivables from customers, brokers, dealers and clearing organizations, which consist primarily of amounts due on margin transactions and are generally short-term in nature. The Company’s broker-dealer funds these short-term assets with short-term variable rate liabilities from customers, brokers and dealers, including stock loan activity. Although there may be differences in the timing of the re-pricing related to these assets and liabilities, the Company believes it is not significantly exposed to interest rate risk in this area. As a result, any change in interest rates would not materially impact the Company’s consolidated pretax earnings.

     Foreign Exchange Rates. The operation of the Company’s subsidiaries in international markets provides exposure to volatile movements in currency exchange rates. The currencies involved are the Canadian dollar, the Australian dollar and the British pound. International Tax Operations constituted approximately 1.1% of the Company’s fiscal year 2003 consolidated pretax income, compared to 1.0% in fiscal 2002. As currency exchange rates change, translation of the financial results of International Tax Operations into U.S. dollars does not presently materially affect, and has not historically materially affected, the consolidated financial results of the Company, although such changes do affect the year-to-year comparability of the operating results of the international businesses.

     The Company translates revenues and expenses related to its international operations at the average of exchange rates in effect during the period. The sensitivity analysis of fluctuation in foreign currency exchange rates compares the U.S. dollar variance in using the actual exchange rates and using rates, which have been adversely adjusted by 10%. The Company estimates a 10% change in foreign exchange rates by itself would impact reported pretax income from continuing operations by approximately $1.1 million. Such impact represents approximately 10.5% of the pretax income of International Tax Operations for fiscal year 2003 and approximately .11% of the Company’s pretax income for such year. In fiscal 2002, a 10% change in exchange rates would have impacted fiscal 2002 pretax income by approximately $.8 million or 11.4% of International Tax Operations pretax income and .11% of the Company’s pretax income.

     Equity. The Company has exposure to the equity markets in several ways. The largest exposures are through the Company’s Deferred Compensation Plans, which have mismatches in asset and liability amounts and investment choices (both fixed-income and equity), and through equity investments in the captive insurance company. At April 30, 2003, the impact of a 10% market value change in the combined equity assets of the Deferred Compensation Plans and the captive insurance company would be approximately $8.0 million, assuming no offset for the liabilities, versus $8.9 million at April 30, 2002.

Trading

     The Company’s fixed income trading portfolio is affected by changes in market rates/prices. The risk is the loss of income arising from adverse changes in the value of the trading portfolio. The Company’s broker-dealer holds the trading portfolio at quoted market prices and such portfolio represents .5% of the Company’s total assets at April 30, 2003, compared to .7% at April 30, 2002. The market value of the Company’s trading portfolio at 2003 fiscal year end was approximately $23.9 million, compared to approximately $28.4 million at 2002 fiscal year end. The impact of a 10% change in the market value of these investments for fiscal year 2003 would be approximately $2.4 million, or about .2% of consolidated pretax income. The impact of such a change for fiscal year 2002 would be $2.8 million, or about .4% of consolidated pretax income. With respect to its fixed-income securities portfolio, the Company manages its market price risk exposure by limiting concentration risk, maintaining minimum credit quality and limiting inventory to anticipated retail demand and current market conditions.

Item 8. Financial Statements and Supplementary Data.

     The information called for by this item and listed at Item 15(a) 1 is contained in the Company’s annual report to security holders for the fiscal year ended April 30, 2002, and is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The disclosure called for by this Item regarding the change in independent accountants following completion of the audit of the Company’s financial statements for the fiscal year ended April 30, 2003 has been previously reported (as such term is defined in Rule 12b-2 for the Securities Exchange Act of 1934, as amended) in the current reports on Form 8-K dated May 12, 2003 and July 14, 2003.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information called for by this item with respect to directors of the Company and with respect to compliance with Section 16(a) of the Securities Exchange Act is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Company’s definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2003, and in Item 4a “Executive Officers of the Registrant” in this report, and is incorporated herein by reference.

     The Company has adopted a code of business ethics and conduct that applies to its directors, officers and employees. A copy of the code of business ethics and conduct is available on the Company’s web site at www.hrblock.com.

Item 11. Executive Compensation.

     The information called for by this item is contained in the Company’s definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2003, in the sections entitled “Board of Directors’ Meetings, Committees and Compensation” and “Compensation of Executive Officers,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information called for by this item is contained in the Company’s definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2003, in the section titled “Election of Directors,” in the section titled “Information Regarding Security Holders,” and in the section entitled “ITEM 2 ON FORM OF PROXY Approval of an Amendment to the 2003 Long-Term Executive Compensation Plan,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     None.

Item 14. Controls and Procedures.

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14 for the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) within 90 days of the filing date of this Annual Report on Form 10-K. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures are effective to ensure information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1.	Financial Statements

The following consolidated financial statements of H&R Block, Inc. and subsidiaries are incorporated by reference from the Company’s annual report to security holders for the fiscal year ended April 30, 2003:

2.	Financial Statement Schedules

Report of PricewaterhouseCoopers LLP, Certified Public Accountants on Financial Statement Schedule for H&R Block, Inc.

Schedule II — Valuation and Qualifying Accounts

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the financial statements or notes thereto.

3.	Exhibits

3.1	Restated Articles of Incorporation of H&R Block, Inc., as amended, filed as Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, are incorporated herein by reference.

3.2	Certificate of Amendment of Articles of Incorporation effective October 15, 2001, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.

3.3	Amended and Restated Bylaws of H&R Block, Inc., as amended, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 1999, file number 1-6089, are incorporated herein by reference.

4.1	Indenture dated as of October 20, 1997, among H&R Block, Inc., Block Financial Corporation and Bankers Trust Company, as Trustee, filed as Exhibit 4(a) to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 1997, file number 1-6089, is incorporated herein by reference.

4.2	First Supplemental Indenture, dated as of April 18, 2000, among H&R Block, Inc., Block Financial Corporation, Bankers Trust Company and the Bank of New York, filed as Exhibit 4(a) to the Company’s current report on Form 8-K dated April 13, 2000, file number 1-6089, is incorporated herein by reference.

4.3	Form of 6¾% Senior Note due 2004 of Block Financial Corporation, filed on October 23, 1997 as Exhibit 2.2 to the Company’s current report on Form 8-K, file number 1-6089, is incorporated herein by reference.

4.4	Form of 8½% Senior Note due 2007 of Block Financial Corporation, filed as Exhibit 4(b) to the Company’s current report on Form 8-K dated April 13, 2000, file number 1-6089, is incorporated herein by reference.

4.5	Copy of Rights Agreement dated March 25, 1998, between H&R Block, Inc. and ChaseMellon Shareholder Services, L.L.C., filed on July 22, 1998 as Exhibit 1 to the Company’s Registration Statement on Form 8-A, file number 1-6089, is incorporated herein by reference.

4.6	Form of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(e) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated by reference.

4.7	Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(j) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1998, file number 1-6089, is incorporated by reference.

4.8	Form of Certificate of Designation, Preferences and Rights of Delayed Convertible Preferred Stock of H&R Block, Inc., filed as Exhibit 4(f) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated by reference.

10.1	The Company’s 1993 Long-Term Executive Compensation Plan, as amended and restated as of September 11, 2002, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2002, file number 1-6089, is incorporated by reference.

10.2	The Company’s 2003 Long-Term Executive Compensation Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2002, file number 1-6089, is incorporated by reference.

10.3	The H&R Block Deferred Compensation Plan for Directors, as Amended and Restated effective July 1, 2002, filed as Exhibit 10.2 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.

10.4	The H&R Block Deferred Compensation Plan for Executives, as Amended and Restated July 1, 2002, filed as Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.

10.5	Amendment No. 1 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, effective as of March 12, 2003.

10.6	The H&R Block Short-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-6089, is incorporated herein by reference.

10.7	The Company’s 1989 Stock Option Plan for Outside Directors, as amended September 12, 2001, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.

10.8	The H&R Block Stock Plan for Non-Employee Directors, as amended August 1, 2001, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.

10.9	The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended August 1, 2001, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.

10.10	The H&R Block, Inc. Executive Survivor Plan (as Amended and Restated) filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-6089, is incorporated herein by reference.

10.11	First Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), filed as Exhibit 10.9 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.

10.12	Second Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), effective as of March 12, 2003.

10.13	Employment Agreement dated July 16, 1998, between the Company and Mark A. Ernst, filed as Exhibit 10(a) to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 1998, file number 1-6089, is incorporated herein by reference.

10.14	Amendment to Employment Agreement dated June 30, 2000, between HRB Management, Inc. and Mark A. Ernst, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2000, file number 1-6089, is incorporated herein by reference.

10.15	Employment Agreement dated September 7, 1999, between HRB Management, Inc. and Jeffery W. Yabuki, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2000, file number 1-6089, is incorporated herein by reference.

10.16	Employment Agreement dated January 26, 2000, between HRB Management, Inc. and Frank J. Cotroneo, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2000, file number 1-6089, is incorporated herein by reference.

10.17	Employment Agreement dated as of October 8, 2001, between HRB Management, Inc. and Jeffrey Brandmaier, filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.

10.18	Employment Agreement between HRB Management, Inc. and David F. Byers, fully executed as of February 1, 2002, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2002, file number 1-6089, is incorporated herein by reference.

10.19	Employment Agreement between Option One Mortgage Corporation and Robert E. Dubrish, executed on February 9, 2002, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2002, file number 1-6089, is incorporated herein by reference.

10.20	Employment Agreement dated as of November 5, 2001, between H&R Block Financial Advisors, Inc. and Brian L. Nygaard, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2002, file number 1-6089, is incorporated herein by reference.

10.21	Employment Agreement dated as of September 12, 2001 between HRB Management, Inc. and James H. Ingraham, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2002, file number 1-6089, is incorporated herein by reference.

10.22	Employment Agreement dated December 2, 2002 between HRB Management, Inc. and Tammy S. Serati, filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended January 31, 2003, file number 1-6089, is incorporated herein by reference.

10.23	Employment Agreement dated as of April 1, 2003 between HRB Business Services, Inc. and Steven Tait.

10.24	Senior Managing Director Agreement dated August 2, 1999, between RSM McGladrey, Inc. and Thomas G. Rotherham, filed as Exhibit 10.23 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2001, file number 1-6089, is incorporated herein by reference.

10.25	Employment Agreement dated as of November 1, 2001, between H&R Block Services, Inc, and Thomas L. Zimmerman, filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2002, file number 1-6089, is incorporated herein by reference.

10.26	Amendment to Employment Agreement dated June 18, 2002, between H&R Block Services, Inc. and Thomas L. Zimmerman, filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended July 31, 2002, file number 1-6089, is incorporated herein by reference.

10.27	Second Amended and Restated Refund Anticipation Loan Operations Agreement dated as of June 9, 2003, between H&R Block Services, Inc., Household Tax Masters, Inc. and Beneficial Franchise Company.

10.28	Second Amended and Restated Refund Anticipation Loan Participation Agreement dated as of June 9, 2003, between Block Financial Corporation and Household Tax Masters, Inc.

10.29	Agreement of Settlement dated March 31, 2003 by and between H&R Block, Inc., H&R Block and Associates L.P., H&R Block Tax Services, Inc., HRBO, Limited, H&R Block of South Texas, Inc., HRB-Delaware, Inc., H&R Block, Ltd., HRBOI, Ltd., HRBO III, Ltd., HRBOII, Inc., H&R Block of Dallas, Inc., H&R Block of Houston, Ltd., Houston Block, L.C., Block Management, Ltd., and STI-Block, L.C., and Ronnie and Nancy Haese, on behalf of themselves individually and on behalf of the Class as defined in such Agreement.

12	Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2003.

13	That portion of the annual report to security holders for the fiscal year ended April 30, 2003 which is expressly incorporated by reference in this filing. Portions of such annual report to security holders not expressly incorporated by this reference in this filing are not deemed “filed” with the Commission.

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP, Certified Public Accountants.

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

     The Company filed a report on Form 8-K dated April 16, 2003, reporting under Item 5, Other Events and Required FD Disclosure, its issuance that day of a press release relating to refund anticipation loan litigation and other matters relating to such litigation.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

June 11, 2003	By	/s/ Mark A. Ernst

Mark A. Ernst
Chairman of the Board, President
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Mark A. Ernst Mark A. Ernst	Chairman of the Board, President, Chief Executive Officer and Director (principal executive officer)

/s/ G. Kenneth Baum G. Kenneth Baum	Director

/s/ Thomas M. Bloch Thomas M. Bloch	Director

/s/ Donna R. Ecton Donna R. Ecton	Director

/s/ Henry F. Frigon Henry F. Frigon	Director

/s/ Roger W. Hale Roger W. Hale	Director

/s/ Tom D. Seip Tom D. Seip	Director

/s/ Louis W. Smith Louis W. Smith	Director

/s/ Rayford Wilkins, Jr. Rayford Wilkins, Jr.	Director

(Signed as to each on June 11, 2003)

/s/ Frank J. Cotroneo Frank J. Cotroneo	Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ Melanie K. Horstmeier Melanie K. Horstmeier	Vice President and Corporate Controller (principal accounting officer)

(Signed as to each on June 11, 2003)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark A. Ernst, Chief Executive Officer, certify that:

1.     I have reviewed this annual report on Form 10-K of H&R Block, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003	/s/ Mark A. Ernst

Mark A. Ernst
Chief Executive Officer
H&R Block, Inc.

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Frank J. Cotroneo, Chief Financial Officer, certify that:

1.     I have reviewed this annual report on Form 10-K of H&R Block, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003	/s/ Frank J. Cotroneo

Frank J. Cotroneo
Chief Financial Officer
H&R Block, Inc.

Report of Independent Auditors on
Financial Statement Schedule

To the Board of Directors of
H&R Block, Inc.:

Our audits of the consolidated financial statements referred to in our report dated June 10, 2003 appearing in the 2003 Annual Report to Shareholders of H&R Block, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers
Kansas City, Missouri
June 10, 2003

H&R BLOCK, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED APRIL 30, 2003, 2002 AND 2001

		Additions

	Balance at	Charged to
	Beginning of	Costs and	Charged to		Balance at End
Description	Period	Expenses	Other	Deductions	of Period

Allowance for Doubtful Accounts - deducted from accounts receivable in the balance sheet
2003	$65,842,000	$49,748,000	—	$91,649,000	$23,941,000

2002	$48,817,000	$76,804,000	—	$59,779,000	$65,842,000

2001	$50,361,000	$84,422,000	—	$85,966,000	$48,817,000