Form 10-Q
period 2003-07-31
H&R BLOCK INC
filed 2003-09-15
CIK 12659

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2003

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on August 29, 2003 was 178,274,715 shares.

PART I — Financial Information
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED INCOME STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
SIGNATURES
EX-10.1 Agreement dated July 16, 2003
EX-10.2 Release Agreement dated August 1, 2003
EX-10.3 Credit and Guarantee Agreement
EX-31.1 Certification by Chief Executive Officer
EX-31.2 Certification by Chief Financial Officer
EX-32.1 Certification by Chief Executive Officer
EX-32.2 Certification by Chief Financial Officer

H&R BLOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in thousands, except share amounts

	July 31,	April 30,
	2003	2003

	(Unaudited)
ASSETS
Cash and cash equivalents	$674,679	$875,353
Cash and cash equivalents — restricted	528,300	438,242
Receivables from customers, brokers, dealers and clearing organizations, net	539,954	517,037
Receivables, net	308,535	403,197
Prepaid expenses and other current assets	472,087	513,532

Total current assets	2,523,555	2,747,361
Residual interests in securitizations	290,854	264,337
Mortgage servicing rights	106,056	99,265
Property and equipment, at cost less accumulated depreciation and amortization of $503,445 and $485,608	274,539	288,594
Intangible assets, net	330,749	341,865
Goodwill, net	723,617	714,215
Other assets	155,825	148,268

Total assets	$4,405,195	$4,603,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current portion of long-term debt	$55,218	$55,678
Accounts payable to customers, brokers and dealers	947,016	862,694
Accounts payable, accrued expenses and other	433,049	468,933
Accrued salaries, wages and payroll taxes	74,869	210,629
Accrued income taxes	232,443	299,262

Total current liabilities	1,742,595	1,897,196
Long-term debt	822,505	822,302
Other noncurrent liabilites	236,444	220,698

Total liabilities	2,801,544	2,940,196

Stockholders’ equity:
Common stock, no par, stated value $.01 per share	2,179	2,179
Additional paid-in capital	499,401	496,393
Accumulated other comprehensive income	62,713	36,862
Retained earnings	2,200,088	2,221,868
Less cost of 39,674,704 and 38,343,944 shares of common stock in treasury	(1,160,730)	(1,093,593)

Total stockholders’ equity	1,603,651	1,663,709

Total liabilities and stockholders’ equity	$4,405,195	$4,603,905

See Notes to Condensed Consolidated Financial Statements

H&R BLOCK, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited, amounts in thousands, except per share amounts

	Three Months Ended
	July 31,

	2003	2002

Revenues:
Service revenues	$209,734	$190,569
Gains on sales of mortgage loans	192,639	145,008
Interest income	70,951	78,220
Product sales	17,232	15,412
Royalties	1,567	1,201
Other	2,720	956

	494,843	431,366

Operating expenses:
Employee compensation and benefits	222,156	210,188
Occupancy and equipment	76,151	64,862
Interest	23,196	22,274
Depreciation and amortization	35,930	35,573
Marketing and advertising	10,108	9,186
Supplies, freight and postage	8,554	8,466
Impairment of goodwill	—	18,000
Other	103,146	80,214

	479,241	448,763

Operating income (loss)	15,602	(17,397)
Other income, net	1,695	1,491

Income (loss) before taxes	17,297	(15,906)
Income taxes (benefit)	6,715	(6,362)

Net income (loss)	$10,582	$(9,544)

Basic earnings (loss) per share	$.06	$(.05)

Diluted earnings (loss) per share	$.06	$(.05)

Dividends per share	$.18	$.16

See Notes to Condensed Consolidated Financial Statements

H&R BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, amounts in thousands

	Three Months Ended
	July 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$10,582	$(9,544)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	35,930	35,573
Accretion of residual interests in securitizations	(34,063)	(38,761)
Impairments of residual interests in securitizations	10,743	20,430
Additions to trading securities — residual interests in securitizations	(145,522)	(76,265)
Proceeds from net interest margin transactions	145,522	75,648
Additions to mortgage servicing rights	(24,482)	(18,185)
Amortization of mortgage servicing rights	17,691	9,489
Net change in receivable from Trusts	25,353	(12,639)
Impairment of goodwill	—	18,000
Other changes in working capital, net	(149,618)	(185,061)

Net cash used in operating activities	(107,864)	(181,315)

Cash flows from investing activities:
Available-for-sale securities:
Purchases of available-for-sale securities	(8,192)	(7,146)
Cash received from residual interests in securitizations	27,502	41,309
Sales of other available-for-sale securities	11,185	4,960
Purchases of property and equipment, net	(12,749)	(16,331)
Payments made for business acquisitions, net of cash acquired	(9,126)	(75)
Other, net	2,310	(2,437)

Net cash provided by investing activities	10,930	20,280

Cash flows from financing activities:
Repayments of notes payable	—	(1,962,998)
Proceeds from issuance of notes payable	—	2,119,490
Dividends paid	(32,362)	(29,004)
Acquisition of treasury shares	(83,633)	(37,108)
Proceeds from issuance of common stock	14,092	13,214
Other, net	(1,837)	(712)

Net cash provided by (used in) financing activities	(103,740)	102,882

Net decrease in cash and cash equivalents	(200,674)	(58,153)
Cash and cash equivalents at beginning of the period	875,353	436,145

Cash and cash equivalents at end of the period	$674,679	$377,992

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited, dollars in thousands, except per share amounts

1.	Basis of Presentation

The condensed consolidated balance sheet as of July 31, 2003, the condensed consolidated income statements for the three months ended July 31, 2003 and 2002, and the condensed consolidated statements of cash flows for the three months ended July 31, 2003 and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2003 and for all periods presented have been made.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no effect on the results of operations or shareholders’ equity as previously reported.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2003 Annual Report to Shareholders on Form 10-K.

Operating revenues of the U.S. Tax Operations and Business Services segments are seasonal in nature with peak revenues occurring in the months of January through April. Therefore, results for interim periods are not indicative of results to be expected for the full year.

The Company files its Federal and state income tax returns on a calendar year basis. The condensed consolidated income statements reflect the effective tax rates expected to be applicable for the respective full fiscal years.

2.	Business Combinations

During the three months ended July 31, 2003, franchise agreements of two major franchisees expired and subsidiaries of the Company began operating these as company-owned operations in the tax preparation business. Under the terms of the franchise agreements, the franchisor must pay the major franchisees a fair and equitable price for their franchise businesses that may be no less than 80% of the franchises’ revenues for the twelve months ended April 30, 2003, plus the value of equipment and supplies, and certain off-season expenses. Cash payments of $5,024 were made to former major franchisees during the quarter. In August 2003, a subsidiary of the Company entered into a transaction with one of the major franchisees whose franchise agreements expired in the first quarter, pursuant to which such subsidiary acquired the stock of the franchisee and the franchisee released the Company and its affiliates from any further liability regarding additional payments under the major franchise agreements. With the exception of the franchisees that have executed releases, the courts will determine if any additional payments are required for these franchise businesses. The first trial relating to one major franchisee is scheduled to take place in October 2003. The payments made in the first quarter are included in goodwill at July 31, 2003.

3.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings (loss) per share. The computations of basic and diluted earnings (loss) per share are as follows:

(in thousands, except per share amounts)	Three months ended
	July 31,

	2003	2002

Net income (loss)	$10,582	$(9,544)

Basic weighted average common shares	179,445	181,209
Dilutive potential shares from stock options and restricted stock	3,475	—
Convertible preferred stock	1	—

Dilutive weighted average common shares	182,921	181,209

Earnings (loss) per share:
Basic	$.06	$(.05)
Diluted	.06	(.05)

Diluted earnings per share excludes the impact of shares issuable upon the exercise of common stock options of 5.2 million for the three months ended July 31, 2003, as the options’ exercise prices were greater than the average market price of the common shares and therefore, the effect would be antidilutive. Diluted loss per share for the three months ended July 31, 2002 excludes the impact of shares issuable upon the exercise of common stock options of 20.9 million and the conversion of 1,216 shares of preferred stock to common stock, as they are antidilutive.

The weighted average shares outstanding for the three months ended July 31, 2003 decreased to 179.4 million from 181.2 million last year, primarily due to the purchase of treasury shares by the Company. The effect of these repurchases was partially offset by the issuance of treasury shares related to the Company’s stock-based compensation plans.

During the three months ended July 31, 2003, the Company issued 578,112 shares of common stock pursuant to the exercise of stock options, employee stock purchases and awards of restricted shares, in accordance with the Company’s stock-based compensation plans. During the three months ended July 31, 2002, the Company issued 630,156 shares of common stock pursuant to the exercise of stock options, employee stock purchases and awards of restricted shares.

During the three months ended July 31, 2003, the Company acquired 1.9 million shares of its common stock at an aggregate cost of $83,633. During the three months ended July 31, 2002, the Company acquired 796,900 shares of its common stock at an aggregate cost of $37,108.

4.	Accounts Receivable

Receivables consist of the following:

	July 31,	April 30,
	2003	2003

Business Services accounts receivable	$146,465	$185,023
Mortgage loans held for sale	67,816	68,518
Loans to franchisees	34,021	33,341
Refund anticipation loans (RALs)	16,348	12,871
Software receivables	3,895	36,810
Other	60,376	89,054

	328,921	425,617
Allowance for doubtful accounts	(12,352)	(17,038)
Lower of cost or market adjustment	(8,034)	(5,382)

	$308,535	$403,197

5.	Mortgage Banking Activities

Activity related to residual interests in securitizations for the three months ended July 31, 2003 and 2002 and the twelve months ended April 30, 2003 consists of the following:

	Three Months Ended		Year Ended

	July 31,	July 31,	April 30,
	2003	2002	2003

Balance, beginning of period	$264,337	$365,371	$365,371
Additions (from NIM transactions)	—	617	753
Cash received	(27,502)	(41,309)	(140,795)
Cash received on sales of residual interests	—	—	(142,486)
Accretion	34,063	38,761	145,165
Impairments of fair value	(10,743)	(20,430)	(54,111)
Exercise of call option	(2,603)	—	—
Changes in unrealized holding gains arising during the period, net	33,302	54,765	90,440

Balance, end of period	$290,854	$397,775	$264,337

The Company sold $5,301,341 and $3,991,683 of mortgage loans in whole loan sales to third-party trusts (Trusts) during the three months ended July 31, 2003 and 2002, respectively, with gains totaling $203,382 and $165,438, respectively, recorded on these sales.

Residual interests valued at $145,522 and $76,265 were securitized in net interest margin (NIM) transactions during the respective three-month periods. Net cash proceeds of $145,522 and $75,648 were received from the NIM transactions for the three months ended July 31, 2003 and 2002, respectively. Total net additions to residual interests for the three-months ended July 31, 2003 and 2002 were zero and $617, respectively.

Cash flows of $27,502 and $41,309 were received from the securitization trusts for the three months ended July 31, 2003 and 2002, respectively. Cash received on residual interests is included in investing activities in the condensed consolidated statements of cash flows.

Residual interests are classified as available-for-sale securities and are therefore reported at fair market value (based on discounted cash flow models). Gross unrealized holding gains represent the write-up of residual interests as a result of actual or estimated lower interest rates, loan losses or loan prepayments than previously projected in the Company’s valuation models.

Aggregate net unrealized gains on residual interests, which had not yet been accreted into income, totaled $131,432 at July 31, 2003 and $98,089 at April 30, 2003. These unrealized gains are recorded net of deferred taxes in other comprehensive income, and may be recognized in income in future periods either through accretion or upon further securitization of the related residual interest.

In connection with securitization transactions, the Company has a 10% call option, whereby the Company, at its discretion, may repurchase the outstanding loans in the securitization once the current value of the loans is 10% or less of their original value. During the quarter ended July 31, 2003, the Company exercised its 10% call option on a residual interest originally recorded in 1996. The remaining outstanding loans were repurchased from the securitization trust, and the proceeds were used to pay off the remaining bondholders. These repurchased loans may be included in future sale transactions. At the time the call option was exercised, the book value of the residual interest was $2,603.

Activity related to mortgage servicing rights (MSRs) consists of the following:

	Three Months Ended		Year Ended

	July 31,	July 31,	April 30,
	2003	2002	2003

Balance, beginning of period	$99,265	$81,893	$81,893
Additions	24,482	18,185	65,345
Amortization	(17,691)	(9,489)	(47,107)
Impairments of fair value	—	—	(866)

Balance, end of period	$106,056	$90,589	$99,265

The following table illustrates key assumptions the Company utilizes to estimate the cash flows and values of residual interests and MSRs at July 31, 2003:

Estimated annual prepayments	20% to 90%
Estimated credit losses	2.03% to 12.36%
Discount rate – residual interests	12% to 30.81%
Discount rate – MSRs	12.8%

At July 31, 2003, the sensitivities of the current fair value of the residual interests and MSRs to 10% and 20% adverse changes in the above key assumptions are as follows:

	Residential Mortgage Loans

	Original	NIM	Servicing
	Residuals	Residuals	Asset

Carrying amount/fair value of residuals	$25,595	$265,259	$106,056
Weighted average life (in years)	2.1	2.0	1.2
Prepayments (including defaults):
Adverse 10% — $ impact on fair value	$(1,309)	$(1,236)	$(19,415)
Adverse 20% — $ impact on fair value	(1,661)	2,161	(39,021)
Credit losses:
Adverse 10% — $ impact on fair value	$(1,534)	$(44,683)	Not applicable
Adverse 20% — $ impact on fair value	(2,893)	(80,548)	Not applicable
Discount rate:
Adverse 10% — $ impact on fair value	$(758)	$(5,748)	$(1,655)
Adverse 20% — $ impact on fair value	(1,447)	(11,075)	(3,271)
Variable interest rates:
Adverse 10% — $ impact on fair value	$68	$(15,231)	Not applicable
Adverse 20% — $ impact on fair value	136	(29,345)	Not applicable

These sensitivities are hypothetical and should be used with caution. As the table indicates, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in this table, the effect of a variation of a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions. It is likely that changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The key assumptions the Company utilized to estimate the cash flows and values of residual interests at the date of securitization during the three months ended July 31, 2003 are as follows:

Prepayment speed	35% to 90%
Expected credit losses	4.14%
Residual cash flows discounted at	40.43% to 41.60%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at NIM closing date plus 1% ramp over 12 months

6.	Intangible Assets and Goodwill

Intangible assets consist of the following:

	July 31, 2003		April 30, 2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Business Services
Customer relationships	$120,178	$(47,300)	$120,178	$(44,192)
Noncompete agreements	26,909	(6,798)	26,909	(6,157)
Trade name — amortizing	1,450	(242)	1,450	(205)
Trade name — non-amortizing	55,637	(4,868)	55,637	(4,868)
Investment Services
Customer relationships	293,000	(107,433)	293,000	(100,108)
Corporate Operations
Customer relationships	172	(13)	172	(10)
Noncompete agreements	60	(3)	60	(1)

Total intangible assets	$497,406	$(166,657)	$497,406	$(155,541)

Amortization of intangible assets for the three months ended July 31, 2003 and 2002 was $11,116 and $11,319, respectively. Estimated amortization of intangible assets for fiscal years 2004, 2005, 2006, 2007 and 2008 is $44,463, $44,102, $43,485, $40,583 and $39,092, respectively.

Changes in the carrying amount of goodwill for the three months ended July 31, 2003, consist of the following:

	April 30,			July 31,
	2003	Additions	Other	2003

U.S. Tax Operations	$130,502	$8,891	$—	$139,393
Mortgage Operations	152,467	—	—	152,467
Business Services	279,650	214	—	279,864
Investment Services	145,732	—	—	145,732
International Tax Operations	5,666	21	276	5,963
Corporate Operations	198	—	—	198

Total goodwill	$714,215	$9,126	$276	$723,617

Additions to goodwill for U.S. Tax Operations include major franchise acquisitions of $5,024 and other acquisitions of $3,867.

The Company tests goodwill for impairment annually, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. During the three months ended July 31, 2002, a goodwill impairment charge of $18,000 was recorded for the Investment Services segment. No such impairment or events indicating impairment have occurred within any of the Company’s segments during the three months ended July 31, 2003.

7.	Derivative Instruments

The Company, in the normal course of business, enters into commitments with its customers to fund mortgage loans for specified periods of time at “locked-in” interest rates. These financial instruments represent firm commitments (rate-lock equivalent) to fund loans. The estimated fair value of these rate-lock equivalent commitments is determined based on the difference in the value of the commitments to fund loans between the date of commitment and the date of valuation, taking into consideration the probability of the commitments being exercised and changes in other market conditions. At July 31, 2003 and April 30, 2003, the Company recorded assets totaling $9,882 and $12,531, respectively, in its condensed consolidated balance sheets related to these commitments. These amounts are included in prepaid expenses and other current assets.

The Company manages its interest rate risk by entering into forward loan sale commitments to be settled at a future date. The Company had commitments to sell loans of $2,500,000 and $1,470,031 as of July 31, 2003 and April 30, 2003, respectively.

The Company entered into an agreement with Household Tax Masters, Inc. (Household) during fiscal year 2003, whereby the Company waived its right to purchase any participation interests in and receive license fees relating to RALs during the period January 1 through April 30, 2003. In consideration for waiving these rights, the Company received a series of payments from Household, subject to certain adjustments based on delinquency rates on RALs made by Household through December 31, 2003. The adjustment to the payments will be paid in January 2004. This adjustment is a derivative and will be marked-to-market monthly through December 31, 2003. During the three months ended July 31, 2003 the Company recognized $4,114 of revenues related to this instrument.

8.	Comprehensive Income

The Company’s comprehensive income is comprised of net income (loss), the change in net unrealized gain on marketable securities and foreign currency translation adjustments. The components of comprehensive income during the three months ended July 31, 2003 and 2002 were:

	Three months ended
	July 31,

	2003	2002

Net income (loss)	$10,582	$(9,544)
Change in net unrealized gain on marketable securities	20,208	33,750
Change in foreign currency translation adjustments	5,643	(518)

Comprehensive income	$36,433	$23,688

9.	Stock-Based Compensation

Prior to fiscal year 2004, the Company accounted for stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Effective May 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, under the prospective transition method as described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148). Had compensation cost for all stock-based compensation plan grants been determined in accordance with the fair value accounting method prescribed under SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been as follows:

	Three Months Ended

	July 31,	July 31,
	2003	2002

Net income (loss) as reported	$10,582	$(9,544)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	792	222
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(5,065)	(6,628)

Pro forma net income (loss)	$6,309	$(15,950)

Basic earnings (loss) per share:
As reported	$.06	$(.05)
Pro forma	.04	(.09)
Diluted earnings (loss) per share:
As reported	$.06	$(.05)
Pro forma	.03	(.09)

10.	Supplemental Cash Flow Information

During the three months ended July 31, 2003, the Company paid $73,122 and $16,788 for income taxes and interest, respectively. During the three months ended July 31, 2002, the Company paid $82,386 and 13,179 for income taxes and interest, respectively.

During the three months ended July 31, 2003 and 2002, the Company treated the following as non-cash investing activities:

	Three months ended
	July 31,

	2003	2002

Additions to residual interests	$—	$617
Residual interest mark-to-market	33,302	54,765

11.	Commitments, Contingencies, Litigation and Risks

Commitments and Contingencies

The Company offers separately priced guarantees under the Peace of Mind program to tax clients whereby the Company will assume the cost of additional tax assessments attributable to tax return preparation error. The Company defers a portion of the revenue associated with these guarantees, and recognizes these amounts over the term of the guarantee based upon historical claims data. The related liability is included in accounts payable, accrued expenses and other on the condensed consolidated balance sheets. Changes in the deferred revenue liability for the three-month periods ended July 31, 2003 and 2002 and the twelve months ended April 30, 2003 are as follows:

	Three Months Ended		Year Ended
	July 31,		April 30,

	2003	2002	2003

Balance, beginning of period	$49,280	$44,982	$44,982
Amounts deferred for new guarantees issued	125	101	28,854
Revenue recognized on previous deferrals	(8,698)	(7,451)	(24,556)

Balance, end of period	$40,707	$37,632	$49,280

Option One Mortgage Corporation provides a guarantee up to a maximum amount equal to approximately 10% of the aggregate principal balance of mortgage loans held by the Trusts (qualifying special purpose entities) before ultimate disposition of the loans by the Trusts. This guarantee would be called upon in the event adequate proceeds were not available from the sale of the mortgage loans to satisfy the current or ultimate payment obligations of the Trusts. No losses have been sustained on this commitment since its inception. The total principal amount of Trust obligations outstanding as of July 31, 2003 and April 30, 2003 was $1,786,356 and $2,176,286, respectively. The fair value of mortgage loans held by the Trusts as of July 31, 2003 and April 30, 2003 was approximately $1,856,000 and $2,273,000, respectively. At July 31, 2003 and April 30, 2003, a liability of $4,645 and $6,175, respectively, was recorded in the condensed consolidated balance sheets.

The Company has entered into whole loan sale agreements with investors in the normal course of business, which include standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold. A liability has been established related to the potential loss on repurchase of loans previously sold of $29,526 and $18,859 at July 31, 2003 and April 30, 2003, respectively. This liability is included in accounts payable, accrued expenses and other on the condensed consolidated balance sheets. Repurchased loans are normally sold in subsequent sale transactions.

The Company and its subsidiaries have various contingent purchase price obligations in connection with prior acquisitions. In many cases, contingent payments to be made in connection with these acquisitions are not subject to a stated limit. The Company estimates the potential payments (undiscounted) total approximately $35,147 and $52,290 as of July 31, 2003 and April 30, 2003, respectively. The Company’s estimate is based on current financial conditions. Should actual results differ materially from the Company’s assumptions, the potential payments will differ from the above estimate. Such payments, if and when paid, would be recorded as additional goodwill.

The Company has contractual commitments to fund certain franchises requesting draws on Franchise Equity Lines of Credit (FELCs). The commitment to fund FELCs as of July 31, 2003 and April 30, 2003 totaled $56,494 and $56,070, respectively, with a related receivable balance of $34,021 and $33,341, respectively, included in the condensed consolidated balance sheets. The receivable represents the amount drawn on the FELCs as of July 31, 2003 and April 30, 2003.

The Company and its subsidiaries also routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Other guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counter parties from losses arising from the following: a) tax, legal and other risks related to the purchase or disposition of businesses; b) penalties and interest assessed by Federal and state taxing authorities in connection with tax returns prepared for clients; c) indemnification of the Company’s directors and officers; and d) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against the Company or its subsidiaries and the ultimate liability related to any such claims, if any, is difficult to predict. While management cannot provide assurance the Company and its subsidiaries will ultimately prevail in the event any such claims are asserted, management believes the fair value of these guarantees and indemnifications is not material as of July 31, 2003.

Litigation

In November 2002, the Company and a major franchisee of a subsidiary of the Company, reached an agreement with the plaintiff class in the class action lawsuit entitled Ronnie and Nancy Haese, et al. v. H&R Block, Inc. et al., Case No. CV96-423, in the District Court of Kleberg County, Texas, related to RALs. The settlement provides a five-year package of coupons class members can use to obtain a variety of tax preparation and tax planning services from the Company’s subsidiaries. The Company’s major franchisee, which operates more than half of all H&R Block offices in Texas, will share a portion of the total settlement cost. As a result, the Company recorded a liability and pretax expense of $41,672, during the second quarter of fiscal year 2003, which, at the time, represented the Company’s best estimate of its share of the settlement cost for plaintiff class legal fees and expenses, tax products and associated mailing expenses. The settlement was approved by the court as a part of a final judgment entered on June 24, 2003. No appeals of the judgment and award were filed. Through July 31, 2003, the Company recorded an additional liability and pretax expense of $3,077 in connection with this settlement for a total liability and pretax charge of $46,586. The Company paid the award of attorneys’ fees and expenses to class counsel on August 22, 2003. In addition to the liability that has already been recorded and/or paid, the Company will reduce revenues associated with tax preparation services as the coupons are redeemed each year. Distribution of the coupons will be made prior to the 2004 tax season.

The Company has been involved in a number of other putative RAL class action cases since 1990 and has successfully defended many cases. In order to avoid the uncertainty of litigation and the diversion of resources and personnel resulting from the lawsuits, the Company, the lending bank, and the plaintiffs in the case Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., et al. (renamed Lynne A. Carnegie, et al. v. H&R Block, Inc., et al.), Case No. 98-C-2178 in the United States District Court for Northern Illinois, had agreed to a settlement class and a settlement of RAL-related claims on a nationwide basis. Under that settlement, the Company and the lending bank agreed to each pay $12,500 toward a $25,000 settlement fund for the benefit of the class members. The settlement was approved by the District Court in February 2001 and the defendants paid the $25,000 into an escrow fund. Certain class members who had objected to the settlement appealed the order approving the settlement to the Seventh Circuit Court of Appeals. In April 2002, the Court of Appeals reversed the District Court’s order approving the settlement and remanded the matter back to the District Court for further consideration of the fairness and adequacy of the proposed settlement by a new District Court judge. In April 2003, the District Court judge declined to approve the $25,000 settlement, finding that counsel for the settlement plaintiffs had been inadequate representatives of the plaintiff class and failed to sustain their burden of showing that the settlement was fair. The judge appointed new counsel for the plaintiffs in the first quarter of fiscal year 2004 and named their client, Lynne A. Carnegie, as lead plaintiff. The new counsel for the plaintiffs have since filed an amended complaint and a motion for partial summary judgment. The defendants have filed a motion to dismiss, a brief in response to allegations in the plaintiffs' amended complaint relating to class certification, and responses to plaintiffs' motion for partial summary judgment. The Company recorded a receivable in the amount of its $12,500 share of the settlement fund in the fourth quarter of fiscal year 2003 and recorded a reserve in such quarter of $12,500 consistent with the existing settlement authority of the Board of Directors. The defendants requested the release of the escrowed settlement fund and the $12,500 is expected to be received during the second quarter of fiscal year 2004. The Company intends to defend the case and the remaining RAL class action litigation vigorously and there are no assurances that any of the matters will result in settlements or as to the amount of any settlement.

The Company and certain of its current and former officers and directors are named defendants in litigation entitled Paul White, et al. v. H&R Block, et al., consolidated Case Numbers 02CV8965, 02CV9661, 02CV9682 and 02CV9830 pending in the United States District Court for the Southern District of New York since the third quarter of fiscal year 2003. The respective named plaintiffs seek to represent a class of shareholders who purchased the Company’s stock between November 8, 1997 and November 6, 2002, and allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose to shareholders various cases in which the Company had been sued regarding the RAL program, by failing to set adequate reserves for those cases, and by failing to disclose the supposed implications of those cases for the future of the RAL program. The four securities law cases were all assigned to the same judge and consolidated for pre-trial matters. A consolidated complaint was filed in March 2003 and the defendants responded by filing a motion to dismiss in April 2003. In response to defendants’ motion to dismiss, the plaintiffs informed defendants that they wished further to amend their complaint. Defendants consented to the filing of an amended complaint as a pleading matter, the plaintiffs filed the amended complaint and the defendants filed a motion to dismiss it in August 2003. The Company believes the claims in these actions are without merit, and intends to defend them vigorously.

The Company is a named defendant in litigation entitled William R. Smith, Inc., et al. v. H&R Block, Inc., et al., Case No. 99-CV-206379, pending in the Circuit Court of Jackson County, Missouri (previously known as Armstrong Business Services, Inc., et al. v. H&R Block, Inc., et al.). The action was filed by 24 “major” franchisees against the Company and certain of its subsidiaries relating to alleged breaches of contract and other matters. The Company’s subsidiary, HRB Royalty, Inc., the franchisor under the applicable franchise agreements, filed a counterclaim and subsequently a motion for summary judgment seeking a declaration that HRB Royalty, Inc. could elect not to renew the major franchise agreements when their present five-year terms came to an end. Such motion for summary judgment was granted in March 2001 and upheld on appeal. HRB Royalty notified the plaintiff major franchisees in 2000 that it did not intend to renew their franchise agreements at the expiration of the current renewal terms and that the agreements would terminate at that time. The renewal dates vary among the franchisees. Pursuant to the franchise agreements, HRB Royalty must pay a “fair and equitable price” to the franchisee for franchisee’s franchise business, and such price must be no less than 80% of the franchisee’s revenues for the most recent 12 months ended April 30, plus the value of equipment and supplies, and certain off-season expenses. The Circuit Court ruled in May 2003 that major franchise agreements with renewal terms scheduled to expire prior to July 1, 2003, will expire on July 1, 2003, and other major franchise agreements will expire as their renewal terms expire commencing in September 2003 and ending in fiscal year 2005. The Court ordered defendants to pay for the franchise businesses as provided in the franchise agreements on the applicable dates of expiration. During the three months ended July 31, 2003, franchise agreements of two major franchisees expired and subsidiaries of the Company began operating these as company-owned operations in the tax preparation business. Cash payments of $5,024 were made to former major franchisees during the quarter. In August 2003, a subsidiary of the Company entered into a transaction with one of the major franchisees whose franchise agreements expired in the first quarter, pursuant to which such subsidiary acquired the stock of the franchisee and the franchisee released the Company and its affiliates from any further liability regarding additional payments under the major franchise agreements. In addition, an agreement was reached during the first quarter of fiscal year 2004 between a Company subsidiary and one major franchise on a new franchise agreement with a limited term and a release of the Company and its affiliates from any liability in the litigation, including any liability regarding payments for the franchise business under the prior major franchise agreement. With the exception of the franchisees that have executed releases, the court will determine if any additional payments are required for these franchise businesses. There is no certainty as to the timing and final cost of acquisition as to the franchise businesses.

In Smith, plaintiffs’ claims against the Company and its subsidiaries remain in the trial court. In their second amended petition, the plaintiffs seek in excess of $20,000 in actual damages, punitive damages, unspecified statutory damages, declaratory, injunctive and other relief, including attorneys’ fees under allegations of breach of contract, breach of the covenant of good faith and fair dealing, unfair business practices, state anti-trust violations, breach of fiduciary duty, prima facie tort, violations of various state franchise statutes, fraud and misrepresentation, waiver and estoppel, ambiguity and reformation, relief with respect to a post-termination covenant not to compete in the franchise agreements, and a request for a fair and equitable payment upon nonrenewal of the franchise agreements. The major franchisees allege, among other things, that the sale of TaxCut income tax return preparation software and online tax services and the purchase of accounting firms encroached on their exclusive franchise territories. The defendants believe that the allegations against them are without merit and continue to defend the case vigorously. Management believes that amounts, if any, required to be paid by the Company and its subsidiaries in the discharge of liabilities or settlements relating to these claims of the plaintiffs in this litigation will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

A trial previously scheduled for September 2003 involving two of the plaintiffs in the Smith litigation has now been rescheduled for October 2003 and such trial will now involve only one plaintiff, a former major franchisee whose franchise agreement expired on July 1, 2003. The trial will resolve the issues relating to that plaintiff’s claims against the Company and determine if any additional payments are required to provide the former franchisee with a fair and equitable price for the franchise business.

In addition to the aforementioned cases, the Company and its subsidiaries have from time to time been party to claims and lawsuits arising out of such subsidiaries’ business operations, including other claims and lawsuits relating to RALs, and claims and lawsuits concerning the preparation of customers’ income tax returns, the electronic filing of income tax returns, the fees charged customers for various services, the Peace of Mind guarantee program associated with income tax return preparation services, relationships with franchisees and contract disputes. Such lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. The Company’s management considers these cases to be ordinary, routine litigation incidental to its business, believes the Company and its subsidiaries have meritorious defenses to each of them and is defending, or intends to defend, them vigorously. While management cannot provide assurance the Company and its subsidiaries will ultimately prevail in each instance, management believes that amounts, if any, required to be paid by the Company and its subsidiaries in the discharge of liabilities or settlements will not have a material adverse effect on the Company’s consolidated results of operations or financial position. Regardless of outcome, claims and litigation can adversely affect the Company and its subsidiaries due to defense costs, diversion of management and publicity related to such matters.

It is the Company’s policy to accrue for amounts related to legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. Many of the various legal proceedings are covered in whole, or in part, by insurance.

12.	Segment Information

Information concerning the Company’s operations by reportable operating segment for the three months ended July 31, 2003 and 2002 is as follows:

	Three months ended
	July 31,

	2003	2002

Revenues:
U.S. Tax Operations	$29,675	$23,286
Mortgage Operations	302,895	250,306
Business Services	98,499	95,314
Investment Services	56,987	58,663
International Tax Operations	5,459	4,283
Corporate Operations	1,328	(486)

	$494,843	$431,366

Income (loss) from:
U.S. Tax Operations	$(94,704)	$(94,030)
Mortgage Operations	163,829	147,085
Business Services	(6,679)	(4,273)
Investment Services	(13,757)	(32,797)
International Tax Operations	(6,408)	(6,451)
Corporate Operations	(24,984)	(25,440)

Income (loss) before taxes	$17,297	$(15,906)

13.	New Accounting Pronouncements

SFAS 149

In April 2003, Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149) was issued. SFAS 149 amends and clarifies the accounting for derivative instruments and incorporates many of the implementation issues cleared as a result of the Derivatives Implementation Group process. The provisions of this standard are effective for contracts entered into or modified after June 30, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

FIN 46

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 provides guidance with respect to the consolidation of certain variable interest entities (VIEs) whereby a VIE must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among parties involved. The primary beneficiary is one who absorbs a majority of the expected losses, residual returns, or both as a result of holding variable interests. FIN 46 also requires disclosures for both the primary beneficiary of a VIE and other parties with significant variable interests in the entity.

The provisions of FIN 46 apply immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003.

The Company has not obtained an interest in a new or existing VIE subsequent to January 31, 2003. The Mortgage Operations segment has an interest in certain qualifying special purpose entities (QSPEs) it currently does not consolidate, which are exempt from the provisions of FIN 46.

The Company is continuing its evaluation of interests in potential VIEs, which would be subject to the provisions of FIN 46 for the second quarter of fiscal year 2004.

EITF 00-21

In November 2002, Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) was issued. EITF 00-21 requires consideration received in connection with arrangements involving multiple revenue generating activities be measured and allocated to each separate unit of accounting in the arrangement. Revenue recognition would be determined separately for each unit of accounting within the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and may be applied to existing arrangements with any impact shown as a cumulative effect of a change in accounting principle in the income statement. The Company will adopt EITF 00-21 as of August 1, 2003, and expects to record a cumulative effect of an accounting change of approximately $6,000 to $7,000, net of tax. EITF 00-21 impacts revenue recognition in the Company’s premium offices where Peace of Mind (POM) guarantees are included in the price of a completed tax return. Prior to the adoption of EITF 00-21, revenues related to the POM guarantees at premium offices were recorded consistent with tax preparation revenues. Revenues and direct expenses related to the POM guarantees will be initially deferred and recognized over the guarantee period in proportion to POM claims paid.

Exposure Draft – Amendment of SFAS 140

The FASB has issued an exposure draft, “Qualifying Special Purpose Entities and Isolation of Transferred Assets, an Amendment of FASB Statement No. 140.” The purpose of the proposal is to provide more specific guidance on the accounting for transfers of financial assets to a QSPE. If enacted as drafted, the exposure draft would be effective as of January 1, 2004.

Provisions in the exposure draft may require the Company to consolidate its current QSPEs (the Trusts) established in its Mortgage Operations segment. As of July 31, 2003, the Trusts had assets and liabilities of $1,786,356. If necessary, the Company may be able to modify its current structure in a manner that would allow the Trusts to retain QSPE status and the off-balance sheet treatment. The provisions of the exposure draft are subject to FASB due process and are subject to change. The Company will continue to monitor the status of the exposure draft, and consider changes to current structures to comply with the proposed rules.

14.	Condensed Consolidating Financial Statements

Block Financial Corporation (BFC) is an indirect, wholly owned consolidated subsidiary of the Company. BFC is the Issuer and the Company is the Guarantor of the Senior Notes issued on October 21, 1997 and April 13, 2000. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholder’s equity and other intercompany balances and transactions.

Condensed Consolidating Income Statements

		Three months ended July 31, 2003

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$365,331	$129,554	$(42)	$494,843

Expenses:
Compensation & benefits	—	103,689	118,423	44	222,156
Occupancy & equipment	—	18,987	57,164	—	76,151
Interest	—	12,851	10,345	—	23,196
Depreciation & amortization	—	17,701	18,229	—	35,930
Marketing & advertising	—	6,610	3,663	(165)	10,108
Supplies, freight & postage	—	4,417	4,137	—	8,554
Other	—	70,904	32,328	(86)	103,146

	—	235,159	244,289	(207)	479,241

Operating income (loss)	—	130,172	(114,735)	165	15,602
Other income, net	17,297	—	1,695	(17,297)	1,695

Income (loss) before taxes (benefit)	17,297	130,172	(113,040)	(17,132)	17,297
Income taxes (benefit)	6,715	53,141	(46,490)	(6,651)	6,715

Net income (loss)	$10,582	$77,031	$(66,550)	$(10,481)	$10,582

		Three months ended July 31, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$310,903	$120,566	$(103)	$431,366

Expenses:
Compensation & benefits	—	91,385	118,571	232	210,188
Occupancy & equipment	—	14,163	50,699	—	64,862
Interest	—	17,726	4,548	—	22,274
Depreciation & amortization	—	18,471	17,102	—	35,573
Marketing & advertising	—	4,523	4,817	(154)	9,186
Supplies, freight & postage	—	3,897	4,569	—	8,466
Impairment of goodwill	—	18,000	—	—	18,000
Other	—	53,723	26,827	(336)	80,214

	—	221,888	227,133	(258)	448,763

Operating income (loss)	—	89,015	(106,567)	155	(17,397)
Other income, net	(15,906)	—	1,491	15,906	1,491

Income (loss) before taxes (benefit)	(15,906)	89,015	(105,076)	16,061	(15,906)
Income taxes (benefit)	(6,362)	44,265	(50,688)	6,423	(6,362)

Net income (loss)	$(9,544)	$44,750	$(54,388)	$9,638	$(9,544)

Condensed Consolidating Balance Sheets

			July 31, 2003

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$204,274	$470,405	$—	$674,679
Cash & cash equivalents - restricted	—	513,057	15,243	—	528,300
Receivables from customers, brokers and dealers	—	539,954	—	—	539,954
Receivables	277	140,304	167,954	—	308,535
Intangible assets and goodwill	—	483,766	570,600	—	1,054,366
Investments in subsidiaries	3,586,085	215	646	(3,586,085)	861
Other assets	(244)	1,001,569	295,794	1,381	1,298,500

Total assets	$3,586,118	$2,883,139	$1,520,642	$(3,584,704)	$4,405,195

Accts. payable to customers, brokers and dealers	$—	$947,016	—	—	947,016
Long-term debt	—	747,713	74,792	—	822,505
Other liabilities	20,049	326,763	686,179	(968)	1,032,023
Net intercompany advances	1,962,418	(103,452)	(1,861,150)	2,184	—
Stockholders’ equity	1,603,651	965,099	2,620,821	(3,585,920)	1,603,651

Total liabilities and stockholders’ equity	$3,586,118	$2,883,139	$1,520,642	$(3,584,704)	$4,405,195

			April 30, 2003

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$180,181	$695,172	$—	$875,353
Cash & cash equivalents - restricted	—	420,787	17,455	—	438,242
Receivables from customers, brokers and dealers	—	517,037	—	—	517,037
Receivables	168	171,612	231,417	—	403,197
Intangible assets and goodwill	—	491,091	564,989	—	1,056,080
Investments in subsidiaries	3,546,734	215	1,105	(3,546,734)	1,320
Other assets	(1,321)	1,019,118	293,930	949	1,312,676

Total assets	$3,545,581	$2,800,041	$1,804,068	$(3,545,785)	$4,603,905

Accts. payable to customers, brokers and dealers	$—	$862,694	$—	$—	$862,694
Long-term debt	—	747,550	74,752	—	822,302
Other liabilities	2,654	360,125	892,457	(36)	1,255,200
Net intercompany advances	1,879,218	(37,776)	(1,841,943)	501	—
Stockholders’ equity	1,663,709	867,448	2,678,802	(3,546,250)	1,663,709

Total liabilities and stockholders’ equity	$3,545,581	$2,800,041	$1,804,068	$(3,545,785)	$4,603,905

Condensed Consolidating Statements of Cash Flows

		Three months ended July 31, 2003

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$18,703	$59,156	$(185,723)	$—	$(107,864)

Cash flows from investing:
Purchase of AFS securities	—	—	(8,192)	—	(8,192)
Cash received on residuals	—	27,502	—	—	27,502
Sales of AFS securities	—	2,603	8,582	—	11,185
Purchase property & equipment	—	(5,350)	(7,399)	—	(12,749)
Payments for business acq.	—	—	(9,126)	—	(9,126)
Net intercompany advances	83,200	—	—	(83,200)	—
Other, net	—	5,858	(3,548)	—	2,310

Net cash provided by (used in) investing activities	83,200	30,613	(19,683)	(83,200)	10,930

Cash flows from financing:
Dividends paid	(32,362)	—	—	—	(32,362)
Acquisition of treasury shares	(83,633)	—	—	—	(83,633)
Proceeds from issuance of common stock	14,092	—	—	—	14,092
Net intercompany advances	—	(65,676)	(17,524)	83,200	—
Other, net	—	—	(1,837)	—	(1,837)

Net cash provided by (used in) financing activities	(101,903)	(65,676)	(19,361)	83,200	(103,740)

Net increase (decrease) in cash	—	24,093	(224,767)	—	(200,674)
Cash — beginning of period	—	180,181	695,172	—	875,353

Cash — end of period	$—	$204,274	$470,405	$—	$674,679

		Three months ended July 31, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities	$3,370	$65,444	$(250,129)	$—	$(181,315)

Cash flows from investing:
Purchase of AFS securities	—	—	(7,146)	—	(7,146)
Cash received on residuals			—	—	—
Sales of AFS securities	—	41,309	4,960	—	46,269
Purchase property & equipment	—	(9,851)	(6,480)	—	(16,331)
Payments for business acq.	—	—	(75)	—	(75)
Net intercompany advances	49,528	—	—	(49,528)	—
Other, net	—	—	(2,437)	—	(2,437)

Net cash provided by (used in) investing activities	49,528	31,458	(11,178)	(49,528)	20,280

Cash flows from financing:
Repayments of notes payable	—	(1,962,998)	—	—	(1,962,998)
Proceeds from notes payable	—	2,119,490	—	—	2,119,490
Dividends paid	(29,004)	—	—	—	(29,004)
Acquisition of treasury shares	(37,108)	—	—	—	(37,108)
Proceeds from issuance of common stock	13,214	—	—	—	13,214
Net intercompany advances	—	(198,633)	149,105	49,528	—
Other, net	—	—	(712)	—	(712)

Net cash provided by (used in) financing activities	(52,898)	(42,141)	148,393	49,528	102,882

Net increase (decrease) in cash	—	54,761	(112,914)	—	(58,153)
Cash — beginning of period	—	197,959	238,186	—	436,145

Cash — end of period	$—	$252,720	$125,272	$—	$377,992

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

H&R Block, Inc. (the Company) is a diversified company with subsidiaries primarily engaged in the business of providing financial services including tax services, investment and mortgage products and services, and accounting and consulting services. For nearly 50 years, the Company has been developing relationships with millions of tax clients and its strategy is to expand on these relationships.

H&R Block’s Mission:

To help our clients achieve their financial objectives
by serving as their tax and financial partner.

H&R Block’s Vision:

To be the world’s leading provider of financial services
through tax and accounting based advisory relationships.

Key to achieving the Company’s mission and vision is enhancing client experiences through consistent delivery of valuable services and advice. The Company believes offering advice facilitates a financial partnership and increases client satisfaction and retention. New products and services are continually introduced to bring additional value to the overall experience and allow clients to reach their financial objectives. Operating in multiple lines of business allows H&R Block to serve the changing financial needs of all its customers. The Company carries out its mission and vision through the following reportable operating segments:

U.S. Tax Operations: This segment primarily consists of the Company’s income tax preparation businesses. Retail tax offices served 16.5 million taxpayers in fiscal year 2003 — more than any other personal tax services company. This segment also served 2.1 million clients through TaxCut® tax preparation software (includes only federal e-filings) and online tax preparation in fiscal year 2003. By offering professional and do-it-yourself tax preparation options, the Company can serve its clients how they choose to be served.

Mortgage Operations: This segment is primarily engaged in the origination of non-prime mortgage loans, the sale and securitization of mortgage assets (which includes mortgage loans and residual interests), and the servicing of non-prime loans. A key focus of Mortgage Operations is to optimize cash flows from its operations. The Company believes offering mortgage products to other segments’ clients results in added value to the total client experience.

Business Services: This segment is engaged in providing accounting, tax, consulting, payroll, employee benefits and capital markets services to business clients and tax, financial and estate planning, wealth management and insurance services to individuals. The Company continues to focus on establishing core service relationships with middle-market clients by adding non-traditional business and personal services to enhance these client relationships. In doing so, the

Company intends to develop Business Services as a leading provider of middle-market professional services.

Investment Services: This segment is primarily engaged in offering investment services and securities products. Investment Services also offers these services and products to U.S. Tax and Mortgage Operations clients, bringing additional value to the overall client experience.

International Tax Operations: This segment is primarily engaged in providing local tax return preparation, filing and related services in Canada, Australia and the United Kingdom. In addition, International Tax Operations includes Overseas operations, which consists of company-owned and franchise offices preparing tax returns for U.S. citizens living abroad.

The analysis that follows should be read in conjunction with the tables below and the condensed consolidated income statements found on page 2.

Consolidated H&R Block, Inc.

Consolidated H&R Block, Inc. – Three-Month Results
(in 000s, except per share amounts)

		Three months ended

	July 31,	July 31,	April 30,

	2003	2002	2003

Revenues	$494,843	$431,366	$1,918,592

Pretax income (loss)	17,297	(15,906)	842,294
Net income (loss)	$10,582	$(9,544)	$494,642

Basic earnings (loss) per share	$.06	$(.05)	$2.76

Diluted earnings (loss) per share	$.06	$(.05)	$2.71

Overview

A summary of the Company’s results for the three months ended July 31, 2003 is as follows:

•	Net income was $10.6 million, compared to a net loss of $9.5 million in the prior year.

•	Revenues grew $63.5 million, or 14.7%, over the prior year primarily due to the Mortgage Operations segment.

•	U.S. Tax Operations revenues increased 27.4% primarily due to favorable delinquency rates related to the RAL waiver agreement, while expenses increased only 6.0%, reflecting effective off-season cost control measures.

•	Mortgage originations totaled $5.3 billion, an increase of 57.4% over the prior year and 10.9% over the preceding quarter.

•	The Investment Services segment’s pretax loss declined 58.1% due primarily to an $18.0 million goodwill impairment charge recorded in the prior year.

U.S. Tax Operations

This segment is primarily engaged in providing tax return preparation, filing and related services in the United States. Segment revenues include fees earned for tax-related services performed at company-owned tax offices, royalties from franchise offices, sales of tax preparation and other software, fees from online tax preparation, and payments related to refund anticipation loan (RAL) participations.

TaxCut® from H&R Block enables do-it-yourself users to prepare their federal and state tax returns easily and accurately. Several versions of the software are available to suit the needs of individual users, including TaxCut Standard, TaxCut Deluxe (includes free state and electronic filing), TaxCut Platinum for more complex returns and TaxCut Home & Business for small business owners. Other personal productivity software packages are also offered, including H&R Block Deduction Pro, WillPower and Home & Business Attorney.

Clients also have the option of online do-it-yourself tax preparation, online professional tax review, online tax advice and online tax preparation through a tax professional (whereby the client completes an online tax organizer and sends it to a tax professional for preparation) through the hrblock.com website. The Company participates in the Free File Alliance, formed in fiscal year 2003. This alliance was created by the industry and the Internal Revenue Service (IRS), and allows qualified lower-income filers to prepare and file their federal return online at no charge.

U.S. Tax Operations – Three-Month Results
(in 000s)

		Three months ended

	July 31,	July 31,	April 30,

	2003	2002	2003

Tax preparation and related fees	$12,110	$11,008	$1,064,045
Royalties	1,036	916	122,990
RAL participation fees	—	277	555
RAL waiver fees	4,114	—	106,566
Software sales	260	871	44,220
Online tax services	556	277	22,597
Other	11,599	9,937	38,734

Total revenues	29,675	23,286	1,399,707

Compensation and benefits	24,291	26,534	363,083
Occupancy and equipment	40,280	37,190	82,755
Depreciation and amortization	7,842	6,138	16,743
Cost of software sales	251	274	8,149
Supplies, freight and postage	1,210	1,548	20,373
Legal	3,782	2,358	11,051
Other	14,089	10,524	56,716
Allocated corporate and shared costs:
Information technology	19,655	15,702	21,163
Marketing	2,749	5,069	38,740
Finance	3,555	4,208	7,867
Supply	2,084	2,301	2,090
Other	4,591	5,470	11,707

Total expenses	124,379	117,316	640,437

Pretax income (loss)	$(94,704)	$(94,030)	$759,270

Three months ended July 31, 2003 compared to July 31, 2002

U.S. Tax Operations’ revenues increased $6.4 million, or 27.4%, for the three months ended July 31, 2003, compared to the three months ended July 31, 2002.

Tax preparation and related fees increased $1.1 million, or 10.0%, for the three months ended July 31, 2003. This increase is primarily due to an 8.5% increase in the average charge, net of discounts, offset by a 2.7% decrease in tax returns prepared. The net average charge increased to $156.88 in the current quarter compared to $144.62 last year. Average charge is calculated as tax preparation and filing fees, less discounts if applicable, divided by the number of clients served. Tax returns prepared in company-owned offices during the current quarter were 87 thousand, compared to 89 thousand in the prior year.

Tax returns prepared at franchise offices increased by 2.6%, resulting in an increase in royalty income of 13.2%.

During fiscal year 2003, the Company entered into an agreement with Household Tax Masters, Inc. (Household), whereby the Company waived its right to purchase any participation interests in and receive license fees for RALs during the period January 1 through April 30, 2003. In consideration for waiving these rights the Company received a series of payments from Household in fiscal year 2003, subject to certain adjustments in fiscal year 2004 based on delinquency rates. At July 31, 2003 the Company recorded additional revenues of $4.1 million based on actual delinquency rates through July 31, 2003. The waiver agreement with Household was a one-year agreement. The final payment is expected to be received in January 2004, based on delinquency rates as of December 31, 2003.

Other revenues for the three months ended July 31, 2003 increased $1.7 million, or 16.7%, principally due to revenues of $8.7 million related to Peace of Mind guarantees.

Total expenses for the three months ended July 31, 2003 were $124.4 million, up $7.1 million, or 6.0%, from the prior year. Occupancy and equipment costs increased $3.1 million due primarily to a 4.9% increase in the number of offices under lease and a 5.6% increase in average rents paid. Depreciation and amortization expenses increased in conjunction with additional equipment purchased during the preceding year. Other expenses in the current quarter increased $3.6 million over last year. The increase was primarily due to $3.1 million of interest accretion related to a legal settlement. Information technology expenses increased $4.0 million, or 25.2%, for the quarter ended July 31, 2003, primarily due to additional technology projects initiated. Offsetting these increases, compensation and benefits declined $2.2 million, or 8.5%, due to better management of off-season labor costs.

The pretax loss of $94.7 million for the three months ended July 31, 2003, represents a 0.7% increase over the prior year loss of $94.0 million.

Due to the seasonal nature of this segment’s business, operating results for the three months ended July 31, 2003 are not comparable to the three months ended April 30, 2003 and are not indicative of the expected results for the entire fiscal year.

Mortgage Operations

This segment is primarily engaged in the origination of non-prime mortgage loans, sales and securitizations of mortgage assets and servicing of non-prime loans. Revenues consist of proceeds from sales and securitizations of loans and related assets, accretion on residual interests, loan servicing fees and interest received on loans.

Substantially all non-prime mortgage loans originated are sold daily to qualifying special purpose entities (Trusts). The Company removes the mortgage loans from its balance sheet and records the gain on the sale, cash and a receivable which represents the ultimate expected outcome from the disposition of the loans by the Trusts. See discussion of an exposure draft in note 13 related to the Company’s off-balance sheet arrangements. The Trusts, as directed by the third-party beneficial interest holders, either sell the loans directly to third-party investors or back to the Company to pool the loans for securitization, depending on market conditions. In a securitization transaction, the Trusts transfer the loans to a special purpose entity, which is a consolidated subsidiary of the Company and the Company simultaneously transfers the loans and its receivable, and the right to receive all payments on the loans, to a securitization trust. The securitization trust meets the definition of a qualifying special purpose entity (QSPE) and is therefore not consolidated by the Company. The securitization trust issues bonds, which are supported by cash flows from the pooled loans, to third-party investors. The Company retains an interest in the loans in the form of a residual interest (including overcollateralization (OC) accounts and uncertificated interests) and usually assumes first risk of loss for credit losses in the loan pool. As the cash flows of the underlying loans and market conditions change, the value of the Company’s residual interests may also change, resulting in either additional unrealized gains or impairment of the residual interests.

To accelerate cash flows from its residual interests, the Company securitizes the majority of its residual interests in net interest margin (NIM) transactions. In a NIM transaction, residual interests are transferred to another QSPE (NIM trust), which then issues bonds to third-party investors. Proceeds from the bonds are returned to the Company as payment for the residual interests. The bonds are secured by pooled residual interests and are obligations of the NIM trust. The Company retains a subordinated interest in the NIM trust, and receives cash flows on its residual interest generally after the bonds issued to the third-party investors are paid in full. Residual interests retained from NIM securitizations may also be bundled and sold in a subsequent securitization.

Substantially all non-prime loans originated and subsequently sold or securitized are transferred with servicing rights retained. Servicing activities include processing of mortgage loan payments and the administration of mortgage loans, with loan servicing fees received monthly over the life of the mortgage loans. The Company has traditionally received a servicing fee of 50 basis points per annum on the outstanding principal balance of loans sold or securitized, as well as the right to receive certain ancillary income including, but not limited to, late fees and prepayment penalties. In recent transactions, step-servicing fee structures have been implemented. The purpose of step-servicing is to better match the stream of incoming servicing revenues against the related servicing expenses. Generally, the cost to service a pool of loans is lower immediately after origination and increases as the related loan pool ages. Recent step-servicing fee structures provide the company with a servicing fee of 30 basis points per annum for the first 10 months of servicing, 40 basis points per annum for the next 20 months of servicing, 65 basis points per annum for the next 18 months and 80 basis points for the remainder of the servicing term.

Prime mortgage loans are sold in whole loan sales, servicing rights released, to third-party buyers.

Mortgage Operations – Three-Month Operating Statistics

(dollars in 000s)

		Three months ended

	July 31,	July 31,	April 30,

	2003	2002	2003

Number of loans originated:
Wholesale (non-prime)	28,494	20,774	26,126
Retail: Prime	4,005	1,899	3,813
Non-prime	3,004	2,379	2,566

Total	35,503	25,052	32,505

Volume of loans originated:
Wholesale (non-prime)	$4,405,224	$2,837,060	$3,981,480
Retail:Prime	540,326	254,039	503,130
Non-prime	365,331	282,290	305,841

Total	$5,310,881	$3,373,389	$4,790,451

Loan sales:
Loans originated and sold	$5,301,341	$3,357,730	$4,813,187
Loans acquired and sold	—	633,953	—

Total	$5,301,341	$3,991,683	$4,813,187

Weighted average FICO score(2)	607	598	605
Execution price – Net gain on sale(1)
Loans originated and sold	4.42%	4.88%	4.37%
Loans acquired and sold	—	.18%	—

Total	4.42%	4.14%	4.37%

Weighted average interest rate for borrowers(2)	7.54%	8.83%	7.77%
Weighted average loan-to-value(2)	78.3%	79.1%	78.1%

(1)	Defined as total premium received divided by total balance of loans delivered (excluding mortgage servicing rights).
(2)	Represents non-prime production.

Mortgage Operations – Three-Month Operating Results
(in 000s)

		Three months ended

	July 31,	July 31,	April 30,

	2003	2002	2003

Components of gains on sales:
Gains on sales of mortgage assets	$203,382	$165,438	$201,114
Impairment of residual interests	(10,743)	(20,430)	(28,522)

Total gains on sales	192,639	145,008	172,592
Loan servicing revenue	48,317	38,950	44,704
Accretion income	34,063	38,761	32,019
Interest income	27,274	26,837	28,092
Other	602	750	1,128

Total revenues	302,895	250,306	278,535

Compensation and benefits	65,483	52,969	72,209
Servicing and processing	25,251	15,021	22,816
Occupancy and equipment	11,558	7,574	13,702
Bad debt expense	9,514	5,821	6,349
Other	27,260	21,836	32,580

Total expenses	139,066	103,221	147,656

Pretax income	$163,829	$147,085	$130,879

Three months ended July 31, 2003 compared to July 31, 2002

Mortgage Operations’ revenues increased $52.6 million, or 21.0%, for the three months ended July 31, 2003 compared to the prior year quarter. Revenue increased primarily as a result of higher production volumes.

The following table summarizes the key drivers of gains on sales of mortgage loans:

(dollars in 000s)

	Three months ended July 31,

	2003	2002

Number of sales associates	2,330	1,906
Total number of applications	62,544	47,635
Closing ratio(1)	56.8%	52.6%
Total number of originations	35,503	25,052
Average loan size	$150	$135
Total originations	$5,310,881	$3,373,389
Non-prime / prime ratio	8.8 : 1	12.3 : 1
Commitments to fund loans	$2,900,917	$1,675,807
Loan sales	$5,301,341	$3,991,683
Gains on sales	$203,382	$165,438
Execution price – net gain on sale(2)	4.42%	4.14%

(1)	Percentage of loans funded divided by total applications.

(2)	Defined as total premium received divided by total balance of loans delivered (excluding mortgage servicing rights).

Gains on sales of mortgage loans and related assets increased $37.9 million for the three months ended July 31, 2003. The increase over last year is a result of a significant increase in loan origination volume, partially offset by a decrease in loan sale execution pricing. During the first quarter, the Company originated $5.3 billion in mortgage loans compared to $3.4 billion last year, an increase of 57.4%. The execution price on mortgage loans originated and sold decreased to 4.42% for the current quarter compared to 4.88% last year, primarily as a result of a decrease in the average interest rate during the period.

Impairments of residual interests in securitizations of $10.7 million were recognized in the current period, due to a decline in value of older residuals based on loan performance. Impairments of residuals for the three months ended July 31, 2002 totaled $20.4 million.

The following table summarizes the key drivers of loan servicing revenues:

(dollars in 000s)

	Three months ended July 31,

	2003	2002

Number of loans serviced	261,344	232,737
Average servicing portfolio	$32,757,225	$25,828,555
Average delinquency rate	6.60%	6.64%
Value of MSRs	$106,056	$90,589

Loan servicing revenues increased $9.4 million, or 24.0%, this year. The increase reflects a higher loan servicing portfolio. The average servicing portfolio for the three-month period ended July 31, 2003 increased $6.9 billion, or 26.8%, to $32.8 billion.

Total accretion of residual interests of $34.1 million for the three months ended July 31, 2003 represents a decrease of $4.7 million from prior year accretion of $38.8 million. This decline is due to a lower average balance of related residuals, resulting from the sale of previously securitized residual interests (NIM residuals) during the third quarter of fiscal year 2003.

During the first quarter of fiscal year 2004, the Company’s residual interests continued to perform better than expected in the Company’s valuation models, primarily due to sustained low interest rates and more favorable trends in prepayment and loss rates. As a result of these items, the Company recorded pretax mark-to-market write-up adjustments, which increased the fair value of its residual interests $57.5 million during the quarter. These write-ups were recorded, net of write-downs of $3.9 million and deferred taxes of $20.4 million, in other comprehensive income and will be accreted into income throughout the remaining life of those residual interests. Future changes in interest rates or other assumptions could cause additional adjustments to the fair value of the residual interests and could cause changes to the accretion of these residual interests in future periods. Additionally, sales of NIM residual interests would result in decreases to accretion income in future periods.

Interest income increased slightly for the quarter ended July 31, 2003, due to the average balance on loans held by the Trusts increasing to $2.0 billion from $1.4 billion in the prior-year quarter. This increase was offset by lower interest margin earned. Interest margin is the difference between the rate on the underlying loans and the financing costs of the Trusts. The interest margin decreased to 5.51% during the three months ended July 31, 2003, from 6.40% a year ago.

Total expenses for the three months ended July 31, 2003, increased $35.8 million, or 34.7% over the year-ago quarter. This increase is primarily due to $12.5 million in increased compensation and benefits as a result a 22.2% increase in employees needed to support higher loan production volumes. Servicing and processing expenses increased by $10.2 million as a result of a higher average servicing portfolio during the three months ended July 31, 2003. Occupancy and equipment charges increased $4.0 million due to additional branch offices opened in the prior fiscal year, the opening of a second servicing center and additional administrative office space. Bad debt expense increased $3.7 million, or 63.4%, primarily as a result of the 57.4% increase in loan production volumes. Other expenses increased by $5.4 million to $27.3 million for the current quarter, primarily due to $2.4 million in increased marketing expenses.

Pretax income increased $16.7 million to $163.8 million for the three months ended July 31, 2003.

Market interest rates have recently begun to increase after a sustained period of declining rates. In a rising interest rate environment the Company expects its margins will narrow from their historically high levels. As such, growth in pretax income for the mortgage operations segment is expected to be more moderate or perhaps decline from results (excluding a $130.9 million gain on sale of NIM residual interests) for the fiscal year ended April 30, 2003.

Three months ended July 31, 2003 compared to April 30, 2003

Mortgage Operations’ revenues increased $24.4 million, or 8.7%, for the three months ended July 31, 2003, compared to the preceding quarter.

The following table summarizes the key drivers of gains on sales of mortgage loans:

(dollars in 000s)

	Three months ended

	July 31, 2003	April 30, 2003

Number of sales associates	2,330	2,228
Total number of applications	62,544	59,904
Closing ratio (1)	56.8%	54.3%
Total number of originations	35,503	32,505
Average loan size	$150	$147
Total originations	$5,310,881	$4,790,451
Non-prime / prime ratio	8.8 : 1	8.5 : 1
Commitments to fund loans	$2,900,917	$2,614,500
Loan sales	$5,301,341	$4,813,187
Gains on sales	$203,382	$201,114
Execution price – net gain on sale (2)	4.42%	4.37%

(1)	Percentage of loans funded divided by total applications.

(2)	Defined as total premium received divided by total balance of loans delivered (excluding mortgage servicing rights).

Gains on sales of mortgage loans and related assets for both wholesale and retail increased $2.3 million to $203.4 million for the current quarter. This increase from the preceding quarter is primarily a result of a 10.9% increase in loans originated, and to a lesser extent, an increase in execution price on loan sales. The execution price on loan sales for the quarter increased to 4.42% from 4.37% for the three months ended April 30, 2003.

Impairments of residual interests in securitizations of $10.7 million were recognized during the first quarter, due to a decline in value of older residuals based on loan performance. Impairments of residuals for the three months ended April 30, 2003 totaled $28.5 million.

The following table summarizes the key drivers of loan servicing revenues:

(dollars in 000s)

	Three months ended

	July 31, 2003	April 30, 2003

Number of loans serviced	261,344	246,463
Average servicing portfolio	$32,757,225	$29,987,501
Average delinquency rate	6.60%	7.01%
Value of MSRs	$106,056	$99,265

Loan servicing revenues increased $3.6 million, or 8.1%, compared to the fourth quarter of fiscal year 2003. The increase reflects a higher loan-servicing portfolio. The average servicing portfolio for the three months ended July 31, 2003 increased $2.8 billion, or 9.3%, to $32.8 billion.

Accretion of residual interests of $34.1 million represents an increase of 6.4% from the preceding quarter accretion of $32.0 million, due to write-ups taken during the fourth quarter of fiscal year 2003.

Total expenses decreased $8.6 million, or 5.8%, primarily due to a decline in compensation and benefit costs. The decline is the result of a higher profit sharing accrual in the fourth quarter of fiscal year 2003 associated with the segment’s performance in the previous year.

Pretax income increased $33.0 million, or 25.2%, for the three months ended July 31, 2003 compared to the preceding quarter.

Business Services

This segment is engaged in providing accounting, tax, consulting, payroll, employee benefits and capital markets services to business clients and tax, financial and estate planning, wealth management and insurance services to individuals. Business Services provides accounting, payroll and human resources services to McGladrey & Pullen LLP (M&P) in exchange for a management fee. The Company also has commitments to fund M&P’s operations.

A substantial portion of Business Services’ business is generated by one-time projects or extended services. The uncertainty surrounding the current business environment has caused clients to delay making strategic decisions and spending money on discretionary projects. This uncertainty has adversely affected growth in consulting services and, to a lesser extent, tax services.

Business Services – Three-Month Results
(in 000s)

	Three months ended

	July 31,	July 31,	April 30,
	2003	2002	2003

Traditional accounting	$45,096	$49,922	$98,772
Business consulting	21,575	21,738	21,537
Capital markets	16,630	9,918	6,233
Other	15,198	13,736	13,660

Total revenues	98,499	95,314	140,202

Compensation and benefits	70,285	69,074	92,503
Occupancy and equipment	6,066	4,502	6,027
Depreciation and amortization	5,496	5,735	6,078
Marketing and advertising	2,195	1,490	2,951
Bad debt expense	1,361	889	2,887
Goodwill impairment	—	—	11,777
Other	19,775	17,897	19,842

Total expenses	105,178	99,587	142,065

Pretax loss	$(6,679)	$(4,273)	$(1,863)

Three months ended July 31, 2003 compared to July 31, 2002

Business Services’ revenues for the three months ended July 31, 2003 increased $3.2 million, or 3.3%, from the prior year. This increase was primarily due to a $6.7 million increase in capital markets revenues, resulting from a higher number of business valuation projects delivered. This increase was partially offset by a decline in traditional accounting revenues. The current economic recession and a continuing cautious business environment have contributed to weakness in the segment’s traditional accounting and business consulting services.

Total expenses increased $5.6 million, or 5.6%, for the three months ended July 31, 2003 compared to the prior year. Occupancy and equipment costs increased $1.6 million and compensation and benefits costs increased $1.2 million, primarily as a result of the payroll processing and capital markets businesses. Additionally, costs for seminars and workshops increased $1.0 million, as comparable costs were incurred during the second quarter in the prior year.

The pretax loss for the three months ended July 31, 2003 was $6.7 million compared to a loss of $4.3 million in the prior year.

Due to the seasonal nature of this segment’s business, operating results for the three months ended July 31, 2003 are not comparable to the three months ended April 30, 2003 and are not indicative of the expected results for the entire fiscal year.

Investment Services

This segment is primarily engaged in offering investment services and securities products through H&R Block Financial Advisors, Inc. (HRBFA), a full-service securities broker-dealer. Products and services offered to Investment Services’ customers include: equities, annuities, fixed income products, mutual funds, margin accounts, money market funds with sweep provisions for settlement of customer transactions, checking privileges, account access/review via the internet, online trading, fee-based accounts, individual retirement accounts, dividend reinvestment and option accounts, equity research and focus lists, model portfolios, asset allocation strategies, economic commentaries and other investment tools and information. In addition, clients of the Company’s U.S. Tax Operations segment are given the opportunity to open an Express IRA through HRBFA as a part of the income tax return preparation process.

Key to the future success of the Investment Services segment is retention of its financial advisors and recruitment of new advisors. One of the Company’s key initiatives is to build revenues through the addition of experienced financial advisors. Forty new advisors were recruited during the first quarter, which was offset by attrition of primarily less experienced advisors. The retention and recruitment of experienced advisors will continue to be a key initiative during the remainder of fiscal year 2004.

Investment Services – Three-Month Operating Statistics

	Three months ended

	July 31,	July 31,	April 30,
	2003	2002	2003

Customer trades (1)	363,053	374,250	244,843
Customer daily average trades	5,339	5,940	4,221
Average revenue per trade (2)	$126.46	$118.92	$128.89
Number of active accounts	755,643	730,985	752,903
Average trades per active account per quarter	0.48	0.51	0.33
Average trades per active account per year (annualized)	1.92	2.05	1.30
Ending balance of assets under administration (billions)	$24.3	$21.3	$22.3
Average assets per active account	$32,114	$29,116	$29,616
Ending margin balances (millions)	$517	$651	$486
Ending customer payables balances (millions)	$923	$793	$848
Number of advisors	1,001	1,076	1,071
Included in the numbers above are the following relating to fee-based accounts:
Customer accounts	4,894	3,917	4,680
Average revenue per account	$1,701	$1,624	$1,577
Ending balance of assets under administration (millions)	$916	$647	$789
Average assets per active account	$187,064	$165,275	$168,522

(1)	Includes both trades on which commissions are earned (“commissionable trades”) and trades for which no commission is earned (“fee-based trades”).

(2)	Calculated as total commissions divided by commissionable trades.

Investment Services – Three-Month Operating Results
(in 000s)

	Three months ended

	July 31,	July 31,	April 30,
	2003	2002	2003

Transactional revenue	$25,985	$28,959	$18,446
Annuitized revenue	12,476	9,339	10,864

Production revenue	38,461	38,298	29,310
Other revenue	9,996	9,169	7,288

Non-interest revenue	48,457	47,467	36,598
Margin interest revenue	8,530	11,196	7,459
Less: interest expense	610	1,691	608

Net interest revenue	7,920	9,505	6,851

Total revenues (1)	56,377	56,972	43,449

Commissions	12,441	11,380	10,107
Other variable expenses	1,201	548	1,523

Total variable expenses	13,642	11,928	11,630
Gross profit	42,735	45,044	31,819
Compensation and benefits	22,430	23,851	23,657
Occupancy and equipment	7,221	6,622	8,677
Depreciation and amortization	11,591	12,701	12,139
Impairment of goodwill	—	18,000	—
Other	11,469	13,699	18,399
Allocated corporate and shared costs	3,781	2,968	4,751

Total fixed expenses	56,492	77,841	67,623

Pretax loss	$(13,757)	$(32,797)	$(35,804)

(1)	Total revenues, less interest expense.

Three months ended July 31, 2003 compared to July 31, 2002

Investment Services’ revenues, net of interest expense, for the three months ended July 31, 2003 declined $0.6 million, or 1.0%, compared to the prior year. The decrease is primarily due to lower net interest revenue.

Transactional revenue, which is based on transaction or trade quantities, declined $3.0 million, or 10.3%, from the prior year due to the decline in trading activity. Annuitized revenues, which are based on customer assets rather than transactions, increased $3.1 million, or 33.6%, due to additional underwriting fees recognized in the current quarter and increased sales of annuities and mutual funds.

Margin interest revenue declined 23.8% from the prior year to $8.5 million, which is primarily a result of a 20.6% decline in margin balances and, to a lesser extent, lower interest rates. Margin balances have declined from an average of $721.0 million for the three months ended July 31, 2002 to $501.1 million in the current period, due to weak investor confidence. Accordingly, interest expense for the first quarter of fiscal year 2004 declined 63.9% to $0.6 million compared to $1.7 million in the first quarter of fiscal year 2003.

Total expenses decreased $19.6 million, or 21.9%, to $70.1 million primarily as a result of the $18.0 million goodwill impairment charge recorded in the prior year. Other expenses decreased primarily as a result of consulting fees incurred in the prior year related to the conversion to a new back-office system.

The pretax loss for Investment Services for the first quarter of fiscal year 2004 was $13.8 million compared to the prior year loss of $32.8 million.

Three months ended July 31, 2003 compared to April 30, 2003

Investment Services’ revenues, net of interest expense, for the three months ended July 31, 2003 improved $12.9 million, or 29.8%, compared to the preceding quarter.

Production revenues increased $9.2 million, or 31.2%, primarily due to increased trading activity in the current quarter. Underwriting revenues, which are included in annuitized revenues, also increased $1.9 million over the preceding quarter. These increases are primarily a result of poor production in the fourth quarter of fiscal year 2003 due to economic conditions and equity market trends.

Margin interest revenue rose $1.1 million, or 14.4%, to $8.5 million for the quarter ended July 31, 2003. The increase in margin interest revenue is due to six additional days in the current quarter and higher average yield on margin balances.

Total expenses decreased $9.1 million from the preceding quarter. The $6.9 million decrease in other expenses is primarily due to a decline of $1.2 million in purchased services and a $1.1 million decline in seminars and workshops, both relating to higher costs in the preceding quarter from the development of training programs to support the broader sales approach. In addition, consulting fees declined $1.2 million and marketing costs decreased $0.9 million.

The pretax loss for the Investment Services segment was $13.8 million, 61.6% better than the fourth quarter of fiscal year 2003.

International Tax Operations

This segment is primarily engaged in providing local tax return preparation, filing and related services in Canada, Australia and the United Kingdom. In addition, International Tax Operations includes Overseas operations, which consists of company-owned and franchise offices in eight countries that prepare U.S. tax returns for U.S. citizens living abroad. This segment served 2.3 million taxpayers in fiscal year 2003.

Tax-related service revenues include fees from company-owned tax offices and royalties from franchise offices. The Canadian tax season is from January to April, the Australian tax season is from July to October and the United Kingdom’s tax season is from August to March.

Operations in this segment of the Company are transacted in the local currencies of the countries in which it operates, therefore the results can be affected by the translation into U.S. dollars. The weakening of the U.S. dollar during the quarter had the impact of increasing reported revenues and losses.

International Tax Operations – Three-Month Results
(in 000s)

	Three months ended

	July 31,	July 31,	April 30,
	2003	2002	2003

Revenues:
Canada	$3,766	$2,805	$50,275
Australia	1,123	892	1,657
United Kingdom	319	313	245
Overseas	251	273	4,517

Total revenues	5,459	4,283	56,694

Pretax income (loss):
Canada	(3,695)	(4,230)	22,737
Australia	(2,010)	(1,579)	(892)
United Kingdom	(189)	(138)	(389)
Overseas	(78)	(97)	2,373
Allocated corporate and shared costs	(436)	(407)	(929)

Pretax income (loss)	$(6,408)	$(6,451)	$22,900

Three months ended July 31, 2003 compared to July 31, 2002

International Tax Operations’ revenues for the three months ended July 31, 2003 increased $1.2 million, or 27.5%, compared to the three months ended July 31, 2002. This improvement is primarily due to results in Canada, where tax returns prepared in the current quarter increased 4.2% compared to the prior year and the average charge per return increased 7.2%. Australian revenues also improved, due to increases of 17.8% and 1.8% in the number of off-season returns and average charge per return, respectively.

The pretax loss of $6.4 million for the quarter ended July 31, 2003, was nearly flat compared to the loss recorded in the first quarter last year. While results in Canada improved as a result of cost containment measures, results in Australia declined due to increased off-season costs and unfavorable exchange rates.

Due to the seasonal nature of this segment’s business, operating results for the three months ended July 31, 2003 are not comparable to the three months ended April 30, 2003 and are not indicative of the expected results for the entire fiscal year.

Corporate Operations

This segment consists primarily of corporate support departments, which provide services to the Company’s operating segments. These support departments consist of marketing, information technology, facilities, human resources, executive, legal, finance, government relations and corporate communications. These support department costs are largely allocated to the Company’s operating segments. The Company’s captive insurance and franchise financing subsidiaries are also included within this segment.

Corporate Operations – Three-Month Results
(in 000s)

	Three months ended

	July 31,	July 31,	April 30,
	2003	2002	2003

Operating revenues	$2,728	$738	$2,311
Eliminations	(1,400)	(1,224)	(2,914)

Total revenues	1,328	(486)	(603)

Corporate expenses:
Compensation and benefits	3,069	4,161	3,690
Interest expense:
Interest on acquisition debt	17,672	18,773	17,776
Other interest	175	223	49
Marketing and advertising	(76)	147	2,423
Other	6,845	3,935	12,693

	27,685	27,239	36,631
Support departments:
Information technology	23,213	18,931	26,633
Marketing	2,664	4,639	38,623
Finance	6,899	6,112	9,297
Other	10,823	10,830	16,676

	43,599	40,512	91,229
Allocation of corporate and shared costs	(43,777)	(41,713)	(94,365)
Investment income, net	1,195	1,084	1,010

Pretax loss	$(24,984)	$(25,440)	$(33,088)

Three months ended July 31, 2003 compared to July 31, 2002

Revenues increased $1.8 million as a result of a write-down of investments at the Company’s captive insurance subsidiary in the prior year.

Corporate expenses remained relatively flat over the prior year. The decrease in interest expense on acquisition debt is attributable to lower financing costs and a $39.8 million payment on acquisition debt in August 2002. Other expenses increased as a result of additional consulting fees of $1.2 million related to long-term space planning, coupled with additional increases in insurance costs and audit and legal fees.

Information technology department expenses increased $4.3 million, or 22.6%, primarily due to an increase in headcount and related facilities. Marketing department expenses decreased primarily due to the shifting of certain projects into the second quarter of fiscal year 2004.

The pretax loss was $25.0 million, compared with last year’s first quarter loss of $25.4 million.

Due to the nature of this segment, the three months ended July 31, 2003 are not comparable to the three months ended April 30, 2003 and are not indicative of the expected results for the entire fiscal year.

FINANCIAL CONDITION

These comments should be read in conjunction with the condensed consolidated balance sheets and condensed consolidated statements of cash flows found on pages 1 and 3, respectively.

The Company’s liquidity needs are met primarily through a combination of operating cash flows, commercial paper (CP) issuance and off-balance sheet financing arrangements.

OPERATING CASH FLOWS & LIQUIDITY BY SEGMENT

Operating cash requirements totaled $107.9 million and $181.3 million for the three months ended July 31, 2003 and 2002, respectively. A condensed consolidating statement of cash flows by segment for the three months ended July 31, 2003 follows. Generally, interest is not charged on intercompany activities between segments.

	U.S. Tax	Mortgage	Business	Investment	International	Corporate	Consolidated
	Operations	Operations	Services	Services	Tax Operations	Operations	H&R Block

Cash provided by (used in):
Operations	$(149,288)	$106,648	$14,074	$(46,788)	$11,730	$(44,240)	$(107,864)
Investing	(9,632)	23,188	250	1,383	(857)	(3,402)	10,930
Financing	—	—	(313)	—	(53)	(103,374)	(103,740)
Net intercompany	185,460	(98,847)	(10,225)	36,511	(10,099)	(102,800)	—

Net intercompany activities are excluded from the investing and financing activities within the segment cash flows. The Company believes that by excluding the intercompany activities, the cash flows by segment more clearly depicts the cash generated and used by each segment. Had the intercompany activities been included, those segments in a net lending situation would have been included in investing activities, and those in a net borrowing situation would have been included in financing activities.

U.S. Tax Operations: U.S. Tax Operations has historically been the largest provider of annual operating cash flows to the Company. This segment generally operates at a loss during the first two quarters of the fiscal year due to off-season costs and preparation activities for the upcoming tax season. The seasonal nature of U.S. Tax Operations generally results in a large positive operating cash flow in the fourth quarter. U.S. Tax Operations had total cash requirements of $158.9 million for the quarter ended July 31, 2003.

Mortgage Operations: This segment generates cash as a result of loan sales and securitizations, NIM transactions, sales of NIM residual interests and as its residual interests mature. Mortgage Operations generated $106.6 million in cash from operating activities primarily from the sale and securitization of mortgage loans. This segment also generated $23.2 million in cash from investing activities primarily from cash received on residual interests.

Gains on sales of mortgage loans and related assets totaled $192.6 million, of which 107% was received as cash. The cash was recorded as either operating or investing activities, depending on the asset sold.

Gains on sales of mortgage assets consist of the following:

	Three months ended

	July 31,	July 31,
	2003	2002

Gains on whole loans sold by the Trusts	$154,415	$85,619
Gains on loans securitized	98,649	83,625
Net change in receivable from the Trusts	(25,353)	12,639
Gains on retained mortgage servicing rights	24,482	14,014
Net change in fair value of rate-lock commitments	(2,649)	2,259
Impairments to fair value of residual interests	(10,743)	(20,430)
Origination expenses	(46,162)	(32,718)

	$192,639	$145,008

Percent of gains received as cash	107%	94%

Cash received on residual interests in securitizations totaled $27,502 and $41,309 for the three months ended July 31, 2003 and 2002, respectively.

The mortgage segment regularly sells loans as a source of liquidity for its prime and non-prime mortgages. Whole loan sales to the Trusts through July 31, 2003 were $5.3 billion compared with $4.0 billion for the same period in fiscal year 2003. Additionally, Block Financial Corporation (BFC) provides the mortgage segment a $150 million line of credit for working capital needs.

In order to finance its prime originations, the Company utilizes a warehouse facility with current capacity up to $100 million. This facility bears interest at one-month LIBOR plus 54 to 140 basis points. This annual facility is currently in the final stage of renegotiation, during which time the original maturity has been extended on a month-to-month basis. Under the terms of the renewed facility, the capacity will be reduced to $50 million and the facility will bear interest at one-month LIBOR plus 64 to 175 basis points. All new terms have been agreed to in principle and, as such, the Company began operating under the new terms beginning August 1, 2003. As of July 31, 2003, the balance outstanding under this facility was $16.7 million and is included in accounts payable, accrued expenses and other in the condensed consolidated balance sheets.

Management believes the sources of liquidity available to the Mortgage Operations segment are predictable and sufficient for its needs. Risks to the stability of these sources include external events impacting the asset-backed securities market. The liquidity available from the NIM transactions is also subject to external events impacting this market. These external events include, but are not limited to, adverse changes in the perception of the non-prime industry or in the regulation of non-prime lending and, to a lesser degree, reduction in the availability of third parties that provide credit enhancement. Performance of the securitizations will also impact the segment’s future participation in these markets. The three warehouse facilities used by the Trusts are subject to annual renewal, each at a different time during the year, in April, October and December and any of the above events could lead to difficulty in renewing the lines. These risks are mitigated by the availability of whole loan sales and financing provided by the Company, and to a lesser extent, by staggered renewal dates related to these lines.

Business Services: Business Services funding requirements are largely related to working capital needs. Funding is available from the Company sufficient to cover these needs. This segment generated $14.1 million in cash from operating activities primarily related to the collections of receivables in the first quarter of fiscal year 2004.

Investment Services: Investment Services used $46.8 million in cash from operating activities during the quarter.

Investment Services, through HRBFA, is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers. HRBFA is required to maintain minimum net capital as defined under Rule 15c3-1 of the Securities Exchange Act of 1934 and complies with the alternative capital requirement, which requires a broker-dealer to maintain net capital equal to the greater of $1 million or 2% of the combined aggregate debit balances arising from customer transactions. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the greater of 5% of combined aggregate debit items or $1 million. As of July 31, 2003, HRBFA’s net capital of $118.4 million, which was 20.3% of aggregate debit items, exceeded its minimum required net capital of $11.7 million by $106.7 million.

To manage short-term liquidity, HRBFA maintains a $300 million unsecured credit facility with BFC, its indirect corporate parent. Additionally, HRBFA maintains a $125 million line of credit with a financial institution. As of July 31, 2003 there were no outstanding balances on these facilities.

Liquidity needs relating to client trading and margin-borrowing activities are met primarily through cash balances in client brokerage accounts and working capital. Management believes these sources of funds will continue to be the primary sources of liquidity for Investment Services. Stock loans have historically been used as a secondary source of funding and could be used in the future, if warranted.

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

To satisfy the margin deposit requirement of client option transactions with the Options Clearing Corporation (OCC), Investment Services pledges customers’ margined securities. Pledged securities as of July 31, 2003 totaled $53.9 million, an excess of $3.0 million over the margin requirement.

Management believes the funding sources for Investment Services are stable. Liquidity risk within this segment is primarily limited to maintaining sufficient capital levels to obtain securities lending liquidity to support margin borrowing by customers.

International Tax Operations: International Tax Operations provided $11.7 million in operating activities during the quarter primarily from collections of receivables from Revenue Canada related to its discounted return program.

International Tax Operations are generally self-funded. Cash balances are held in Canada, Australia and the United Kingdom independently in local currencies. H&R Block Canada has a commercial paper program up to $125 million (Canadian). At July 31, 2003, there was no commercial paper outstanding.

CAPITAL RESOURCES

Cash used in operating activities totaled $107.9 million for the three months ended July 31, 2003, compared with $181.3 million for the three months ended July 31, 2002.

Cash expenditures during the three months ended July 31, 2003 relating to investing and financing activities include the purchase of property and equipment ($12.7 million), payment of dividends ($32.4 million) and the acquisition of treasury shares ($83.6 million).

Cash and cash equivalents — restricted totaled $528.3 million at July 31, 2003. HRBFA held $506.8 million of this total segregated in a special reserve account for the exclusive benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934. Restricted cash held by Mortgage Operations totaled $6.2 million at July 31, 2003 as a result of cash held for outstanding commitments to fund mortgage loans. Restricted cash of $15.2 million at July 31, 2003 held by Business Services is related to funds held to pay payroll taxes on behalf of its clients.

Working capital decreased to $781.0 million at July 31, 2003 from $850.2 million at April 30, 2003. A large portion of tax return preparation occurs in the fourth quarter and has the effect of increasing certain assets and liabilities during the fourth quarter, including cash and cash equivalents, receivables, accrued salaries, wages and payroll taxes and accrued taxes on income.

On September 12, 2001, the Company’s Board of Directors authorized the repurchase of 15 million shares of common stock. On June 11, 2003 the Company’s Board of Directors approved an authorization to repurchase up to 20 million additional shares of its common stock. During the first quarter of fiscal year 2004, the Company repurchased 1.9 million shares pursuant to these authorizations at an aggregate price of $82.8 million, or an average price of $43.82 per share. There are approximately 20.0 million shares remaining under these authorizations at July 31, 2003. The Company plans to continue to purchase its shares on the open market in accordance with this authorization, subject to various factors including the price of the stock, the ability to maintain progress toward a capital structure that will support a single A rating, the availability of excess cash, the ability to maintain liquidity and financial flexibility, compliance with securities laws and other investment opportunities available.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

The Company has commitments to fund mortgage loans in its pipeline of $2.9 billion at July 31, 2003, subject to contract verification. External market forces impact the probability of loan commitments being closed, and therefore, total commitments outstanding do not necessarily represent future cash requirements. If the loan commitments are exercised, they will be funded through the Company’s off-balance sheet arrangements.

For the three months ended July 31, 2003, the final disposition of loans was 43% securitizations and 57% third-party whole loan sales. For the three months ended July 31, 2002, the final disposition of loans was 62% securitizations and 38% third-party whole loan sales.

In August 2003, the Company’s warehouse facilities utilized by the Trusts were increased to $5.0 billion. The additional $1.0 billion facility expires in August 2004 and bears interest at one-month LIBOR plus 50 to 60 basis points. This facility is subject to similar performance triggers, limits and financial covenants as the other facilities.

The Financial Accounting Standards Board (FASB) has issued an exposure draft, “Qualifying Special Purpose Entities and Isolation of Transferred Assets, an Amendment of FASB Statement No. 140.” The purpose of the proposal is to provide more specific guidance on the accounting for transfers of financial assets to a QSPE. If enacted, the exposure draft would be effective as of January 1, 2004.

Provisions in the exposure draft may require the Company to consolidate its current QSPEs (the Trusts) established in its Mortgage Operations segment. As of July 31, 2003, the Trusts had assets and liabilities of $1.8 billion. If necessary, the Company may be able to modify its current structure in a manner that would allow the Trusts to retain QSPE status and the off-balance sheet treatment. The provisions of the exposure draft are subject to FASB due process and subject to change. The Company will continue to monitor the status of the exposure draft, and consider changes to current structures to comply with the proposed rules.

There have been no other material changes in the Company’s off-balance sheet financing arrangements from those reported at April 30, 2003 in the Company’s Annual Report on Form 10-K.

COMMERCIAL PAPER ISSUANCE

The Company participates in the United States and Canadian commercial paper markets to meet daily cash needs. Commercial paper is issued by BFC and H&R Block Canada, Inc., wholly owned subsidiaries of the Company.

The Company incurs short-term borrowings throughout the year primarily to fund seasonal working capital needs, dividend payments and purchases of treasury stock. Because of the seasonality of its businesses, the Company has historically had short-term borrowings throughout the year. There were no short-term borrowings at July 31, 2003, compared with $156.5 million at July 31, 2002.

U.S. commercial paper issuances are supported by an unsecured committed line of credit (CLOC) from a consortium of twenty-two banks. The $2.0 billion CLOC is subject to annual renewal in October 2003 and has a one-year term-out provision with a maturity date of October 22, 2004. This line is subject to various affirmative and negative covenants, including a minimum net worth covenant. The CLOC was undrawn at July 31, 2003.

Subsequent to July 31, 2003, the Company renegotiated its CLOC to include a working capital line. The new CLOC is from a consortium of twenty-four banks. The $2.0 billion CLOC is subject to annual renewal in August 2004 and has a one-year term-out provision with a maturity date in August 2005. This line is subject to various affirmative and negative covenants. This CLOC includes $1.5 billion for CP back-up and general corporate purposes and $500 million for working capital use, general corporate purposes and CP back-up.

The Canadian issuances are supported by a credit facility provided by one bank in an amount not to exceed $125 million (Canadian). This line is subject to a minimum net worth covenant. The Canadian CLOC is subject to annual renewal in December 2003. The CLOC was undrawn at July 31, 2003.

Management believes the commercial paper market is stable. Risks to the stability of the Company’s commercial paper market participation would be a short-term rating downgrade, adverse changes in the Company’s financial performance, non-renewal or termination of the CLOCs, adverse publicity and operational risk within the commercial paper market. Management believes if any of these events were to occur, the CLOCs, to the extent available, could be used for an orderly exit from the commercial paper market, though at a higher cost to the Company. Additionally, the Company could turn to other sources of liquidity, including cash, debt issuance under the existing shelf registration and asset sales or securitizations.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In fiscal year 2000, HRB Royalty, Inc. (HRB Royalty), a wholly owned subsidiary of the Company, placed most of its major franchises on notice that it would not be renewing their respective franchise agreements as of the next renewal date. The agreements have expired or will expire on varying dates in fiscal years 2004 and 2005. Pursuant to the terms of the applicable franchise agreements, HRB Royalty must pay the major franchisee a “fair and equitable price” for the franchise business and such price shall not be less than eighty percent of the franchisee’s revenues for the most recent twelve months ended April 30, plus the value of equipment and supplies, and certain off-season expenses. If the Company were to acquire all of the major franchises with expiring franchise agreements, the purchase price based upon the amount specified in such agreements is estimated to be $105.0 million. The Company may acquire the franchise businesses over the next two fiscal years, however, due to continuing litigation and possible negotiations with major franchisees, there is no certainty all of the major franchise businesses involved in the litigation will be acquired or that HRB Royalty and certain major franchisees will not agree to other arrangements, some of which may not require the above payment. Additionally, the timing and cost of acquisition as to any major franchise business is not certain due partially to related litigation.

During the three months ended July 31, 2003, franchise agreements of two major franchisees expired and subsidiaries of the Company began operating these as company-owned operations in the tax preparation business. Cash payments of $5.0 million were made to former major franchisees during the quarter. In August 2003, a subsidiary of the Company entered into a transaction with one of the major franchisees whose franchise agreements expired in the first quarter, pursuant to which such subsidiary acquired the stock of the franchisee and the franchisee released the Company and its affiliates from any further liability regarding additional payments under the major franchise agreements. In addition, an agreement was reached during the first quarter of fiscal year 2004 between a Company subsidiary and one major franchise on a new franchise agreement with a limited term and a release of the Company and its affiliates from any liability in the litigation, including any liability regarding payments for the franchise business under the prior major franchise agreement. With the exception of the franchisees that have executed releases, the courts will determine if any additional payments are required for these franchise businesses. The first trial relating to one major franchisee is scheduled to take place in October 2003. The payments made in the first quarter are included in goodwill at July 31, 2003 and evaluation of other identifiable intangible assets will be made at the time the final purchase price is determined.

There have been no other material changes in the Company’s contractual obligations and commercial commitments from those reported at April 30, 2003 in the Company’s Annual Report on Form 10-K.

REGULATORY ENVIRONMENT

Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and the Company has relied on the federal Alternative Mortgage Transactions Parity Act (Parity Act) and related rules issued in the past by the Office of Thrift Supervision (OTS) to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption that federally chartered depository institutions enjoy. However, on September 25, 2002, the OTS released a new rule that will reduce the scope of the Parity Act preemption and, as a result, the Company will no longer be able to rely on the Parity Act to preempt state restrictions on prepayment penalties. The effective date of the new rule, originally January 1, 2003, was subsequently extended by the OTS until July 1, 2003 in response to concerns from interested parties about the burdens associated with compliance. The elimination of this federal preemption will require compliance with state restrictions on prepayment penalties. These restrictions prohibit the Company from charging any prepayment penalty in six states and restrict the amount or duration of prepayment penalties that the Company may impose in an additional eleven states. This may place the Company at a competitive disadvantage relative to financial institutions that will continue to enjoy federal preemption of such state restrictions. Such institutions will be able to charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rate and loan fee structures that are more attractive than the interest rate and loan fee structures that the Company is able to offer. It is estimated that the net impact to Mortgage Operations will be a reduction in revenues of approximately $35.0 million in fiscal year 2004 as a result of the elimination of prepayment penalties.

The United States, various state, local, provincial and foreign governments and some self-regulatory organizations have enacted statutes and ordinances, and/or adopted rules and regulations, regulating aspects of the businesses in which the Company’s subsidiaries are involved, including, but not limited to, commercial income tax return preparers, income tax courses, the electronic filing of income tax returns, the facilitation of refund anticipation loans, loan originations and assistance in loan originations, mortgage lending, privacy, consumer protection, franchising, sales methods, brokers, broker-dealers and various aspects of securities transactions, financial planners, investment advisors, accountants and the accounting practice. The Company’s subsidiaries seek to determine the applicability of such statutes, ordinances, rules and regulations (collectively, Laws) and comply with those Laws that apply to their activities. From time to time in the ordinary course of business, the Company and its subsidiaries receive inquiries from governmental and self-regulatory agencies regarding the applicability of Laws to the products and services offered by the Company’s subsidiaries. In response to past inquiries, the Company’s subsidiaries have agreed to comply with such Laws, convinced the authorities that such Laws were not applicable or that compliance already exists, and/or modified such subsidiaries’ activities in the applicable jurisdiction to avoid the application of all or certain parts of such Laws. The Company’s management believes that the past resolution of such inquiries and its ongoing compliance with Laws have not had a material adverse effect on the consolidated financial statements of the Company and its subsidiaries. The Company cannot predict what effect future Laws, changes in interpretations of existing Laws, or the results of future regulator inquiries with respect to the applicability of Laws may have on the Company’s subsidiaries, the consolidated financial statements of the Company and its subsidiaries.

FORWARD-LOOKING INFORMATION

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management’s assumptions and beliefs relating thereto. Words such as “will,” “plan,” “expect,” “remain,” “intend,” “estimate,” “approximate,” and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by Federal, state and local authorities and self-regulatory organizations and their impact on any lines of business in which the Company’s subsidiaries are involved; unforeseen compliance costs; the uncertainty that the Company will achieve or exceed its revenue, income and earnings per share growth goals and expectations for fiscal year 2004; the uncertainty that actual fiscal year 2004 financial results will fall within the guidance provided by the Company; the uncertainty that the growth rate for mortgage originations in the Mortgage Operations segment will equal or exceed the growth rate experienced in fiscal year 2003 or the first quarter of fiscal year 2004; the uncertainty as to the effect on the consolidated financial statements of the adoption of accounting pronouncements; risks associated with sources of liquidity for each of the lines of business of the Company; changes in interest rates; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company’s strategies; changes in management and management strategies; the Company’s inability to successfully design, create, modify and operate its computer systems and networks; the uncertainty of assumptions utilized to estimate cash flows from residual interests in securitizations and mortgage servicing rights; the uncertainty of assumptions and criteria used in the testing of goodwill and long-lived assets for impairment; litigation involving the Company and its subsidiaries; the uncertainty as to the outcome of any litigation; the uncertainty as to the timing or cost of acquisition as to any franchise business; and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from those reported at April 30, 2003 in the Company’s Annual Report on Form 10-K.

CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed to ensure information is recorded, processed, summarized and reported in accordance with the rules of the Securities and Exchange Commission. Disclosure controls are also designed to ensure such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

RAL Litigation

The Company reported in current reports on Forms 8-K, previous quarterly reports on Form 10-Q and in its annual report on Form 10-K for the year ended April 30, 2003, certain events and information relating to class action litigation and putative class action litigation involving its subsidiaries’ refund anticipation loan program (collectively, “RAL Cases”). The Company has defended numerous class action and putative class action lawsuits filed against it involving the RAL program and a variety of legal theories asserted by plaintiffs. The amounts claimed in these lawsuits have been substantial in some instances. Of the cases that are no longer pending, some were dismissed on the Company's motions for dismissal or summary judgment, some were dismissed voluntarily by the plaintiffs after a denial of class certification, and some were settled. Two RAL Cases involving statewide classes (discussed below) had preliminary or final trial court approvals of settlements during the first quarter of fiscal year 2004 and two other RAL Cases were dismissed in August 2003 in connection with one of those settlements. One new putative class action RAL Case was filed in August 2003. The Company continues to believe it has meritorious defenses to the RAL Cases and intends to defend the remaining RAL Cases vigorously. However, there can be no assurances as to the outcome of the pending RAL Cases, individually or in the aggregate, and there can be no assurances on the impact of the RAL Cases on the Company’s financial position. The following is updated information regarding the pending RAL Cases in which developments occurred during or after the three months ended July 31, 2003:

Ronnie and Nancy Haese, et al. v. H&R Block Inc., et al., Case No. CV96-4213, District Court of Kleberg County, Texas, (“Haese I”) and Ronnie and Nancy Haese, et al. v. H&R Block Inc., et al., Case No. CV-99-314-D, District Court of Kleberg County, Texas (“Haese II”), filed originally as one action on July 30, 1996. On November 19, 2002, the Company announced that a settlement had been reached pursuant to which the Company and its major franchisee will issue coupons to class members that may be redeemed over a five-consecutive-year period following final approval of the settlement and once all appeals have been exhausted. Each class member will receive a packet containing 15 coupons under the settlement. Three coupons will be redeemable each year – one for a $20 rebate off tax services at Block offices, one that may be redeemed for TaxCut® Platinum tax preparation software, and one that may be redeemed for Tax Planning Advisor, a tax planning book. The settlement also provides that defendants will be responsible for the payment of court-approved legal fees up to $49 million and expenses of class counsel up to $900,000. As a result of the settlement announcement, the Company recorded a liability and pretax expense of $41.7 million during the second quarter of fiscal year 2003, which represented, at that time, the Company’s best estimate of its share of the settlement cost for plaintiff class attorneys’ fees and expenses, tax products and associated mailing expenses. The Company recorded an additional liability and pretax expense of $3.1 million as of July 31, 2003, for a total liability and pretax charge of $46.6 million through July 31, 2003. During the fourth quarter of fiscal year 2003 and prior to the filing of the final settlement agreement with the court and any motions for preliminary approval of the settlement and legal fees and expenses of class counsel, the plaintiffs filed a motion asking the Texas court to direct that $26 million of awarded class counsel fees be paid to the plaintiff class members. The final settlement agreement was filed with the District Court in March 2003 and preliminary approval of the settlement agreement was granted by the court on March 31, 2003. Notice of the settlement was sent to the class, a hearing on the final approval of the settlement agreement was held on June 24, 2003, and the judge entered a final judgment on June 24, 2003 fully and finally approving the settlement agreement, finding it fair, adequate and reasonable and that it protects the rights of the class, is in the best interests of the settlement class and meets all criteria required by Texas law. As a part of the final judgment, the court also (1) dismissed with prejudice the claims of class members who obtained RALs in Texas during the period from 1992 through 1996; (2) granted defendants’ Supplemental Motion for Summary Judgment as to class members who only obtained RALs from 1988 through 1991, and ordered that such defendants take nothing on their claims against the defendants; (3) granted defendants’ Motion to Compel Arbitration as to those members of the class who obtained a RAL for the first time from 1997 to 2002, and dismissed the claims of those class members without prejudice as to those members’ rights to pursue those claims through binding arbitration; (4) vacated its January 30, 1998 Order pertaining to arbitration clauses and contacts with the class; and (5) withdrew its rulings as to fiduciary duty, breach or the nature of the breach thereof, and for forfeiture as reflected in the Court’s November 6, 2002 letter. In a separate Order dated June 24, 2003, the Court found that the awarding of attorneys’ and expenses was appropriate and ordered that class counsel and objectors’ class counsel be awarded attorneys’ fees in the amount of $49.0 million on condition that, upon payment of the fees to class counsels’ trust account, class counsel shall pay $26.0 million of the attorneys’ fees to the class members pursuant to an approved distribution plan. The Order also provided that $100,000 from the award of attorneys’ fees be used to create a cy pres fund pursuant to an approved cy pres plan and specified the manner in which the remaining award of attorneys’ fees was to be distributed among the class counsel and objectors’ class counsel. There were no appeals of such final judgment and Order relating to attorneys’ fees and expenses. The Company paid the award of attorneys’ fees and expenses to class counsel on August 22, 2003. In addition to the liability that has already been recorded and/or paid, the Company will reduce revenues associated with tax preparation services as the coupons are redeemed each year. Distribution of the coupons will be made prior to the 2004 tax season.

Haese II arose from plaintiffs’ splitting off some claims from Haese I and, in connection with the settlement of Haese I, the case was dismissed on August 20, 2003.

Veronica I. Martinez, et al. v. H&R Block, Inc., et al., Case No. 02-3629-E in the District Court of Nueces County, Texas, was dismissed on August 20, 2003, in accordance with the settlement agreement involved in the settlement of Haese I.

Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., Block Financial Corporation, et al., renamed Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al., Case No. 98 C 2178, United States District Court for the Northern District of Illinois, Eastern Division. On April 15, 2003, the District Court judge declined to approve a $25 million settlement of this matter, finding that counsel for the settlement plaintiffs had been inadequate representatives of the plaintiff class and failed to sustain their burden of showing that the settlement was fair. The judge appointed new counsel for the plaintiffs in May 2003 and named their client, Lynne Carnegie, as lead plaintiff. The new counsel for the plaintiffs filed an amended complaint and a motion for partial summary judgment during the quarter ended July 31, 2003. The defendants have filed a motion to dismiss, a brief in response to allegations in the plaintiffs’ amended complaint relating to class certification, and responses to plaintiffs’ motion for partial summary judgment. Extensive discovery is proceeding. The defendants requested the release of the escrowed settlement fund and the Company’s $12.5 million share of such fund is expected to be received during the second quarter of fiscal year 2004. In the fourth quarter of fiscal year 2003, the Company recorded a receivable in the amount of its $12.5 million share of the settlement fund and recorded a reserve of $12.5 million consistent with the existing settlement authority of the Board of Directors. The Company intends to defend the case vigorously and there are no assurances that the matter will result in a settlement or as to the amount of any settlement.

Belinda Peterson, et al. v. H&R Block Tax Services, Inc., Case No. 95CH2389, in the Circuit Court of Cook County, Illinois. A settlement was reached in April 2003 involving an estimated maximum total amount of $295,000. As a part of the settlement, class members who submit a claim will receive $25 in cash, with a guaranteed minimum total payout of $40,000 and a maximum total payout of $55,000. Class counsel will receive $220,000, the named class representative will receive $5,000, and it is expected that it will cost up to $15,000 to administer the settlement. Preliminary approval of the settlement was granted on June 12, 2003 and notices of the settlement and claim forms have been sent to the class. A final fairness hearing is scheduled for October 2003.

Levon and Geral Mitchell, et al. v. H&R Block and Ruth R. Wren, Case No. CV-95-2067, in the Circuit Court of Mobile County, Alabama. The court granted plaintiffs’ motion for class certification during the quarter ended July 31, 2003, and the defendants filed their notice of appeal regarding such certification on August 14, 2003.

Deadra D. Cummins, et al. v. H&R Block, Inc., et al., Case No. 03-C-134 in the Circuit Court of Kanawha County, West Virginia. The defendants had removed this putative class action case to federal court, plaintiffs filed a motion to remand the case to state court, and such motion was granted in June 2003.

Abby Thomas, et al. v. Beneficial National Bank, H&R Block, Inc., et al., Case No. 2003-291 in the Circuit Court for Phillips County, Arkansas, was filed on August 12, 2003. It is a putative class action alleging fraudulent misrepresentation, fraudulent concealment, dual agency, breach of fiduciary duty, violation of Arkansas Deceptive and Unconscionable Trade Practices Law, violation of Arkansas’ Secret Payments or Allowance of Rebates and Refunds Law, unjust enrichment, breach of contract, deceit, and usury in connection with the RAL program. The complaint requests that the court certify a nationwide class of all persons who obtained a RAL from September 1987 through December 1997, who do not have an arbitration provision in their contract. It also seeks a subclass of class members who are 60 years of age or older, or who are Disabled Persons under Arkansas Statutes section 4-88-201. Plaintiffs seek an unspecified amount of damages, restitution, equitable relief, attorneys’ fees, and costs of court.

Shareholder Matter

Paul White, et al. v. H&R Block, et al., consolidated Case Numbers 02CV8965, 02CV9661, 02CV9682 and 02CV9830, respectively, in the United States District Court for the Southern District of New York, involves four cases in which the respective named plaintiffs seek to represent a class of shareholders who purchased the Company’s stock between November 8, 1997 and November 6, 2002, and allege that the Company and certain of its current and former officers and directors violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose to shareholders various cases in which the Company had been sued regarding the RAL program, by failing to set adequate reserves for those cases, and by failing to disclose the supposed implications of those cases for the future of the RAL program. The four securities law cases were all assigned to the same judge and consolidated for pre-trial matters. A consolidated complaint was filed in March 2003 and the defendants responded by filing a motion to dismiss in April 2003. In response to defendants’ motion to dismiss, plaintiffs informed defendants that they desired further to amend their complaint. Defendants consented to the filing of an amended complaint as a pleading matter, the plaintiffs filed the amended complaint, and the defendants filed a motion to dismiss it in August 2003. The Company believes the claims in these actions are without merit and intends to defend them vigorously.

Peace of Mind Litigation

Lorie J. Marshall, et al. v. H&R Block tax Services, Inc., et al., Civil Action 2002L000004, in the Circuit Court of Madison County, Illinois, is a class action case filed on January 18, 2002, as to which the court granted plaintiffs’ first amended motion for class certification on August 27, 2003. Plaintiffs’ claims consist of five counts relating to the defendants’ Peace of Mind program under which the applicable tax return preparation subsidiary assumes liability for the cost of additional tax assessments attributable to tax return preparation error. The plaintiffs allege that defendants’ sale of its Peace of Mind guarantee constitutes statutory fraud by selling insurance without a license, as an unfair trade practice, by omission, and by “cramming’ (i.e., charging customers for the guarantee even though they did not request it and/or did not want it), and constitutes a breach of fiduciary duty. A hearing on the motion to certify both a nationwide plaintiff class and a nationwide defendant class was held on August 14, 2003, and, on August 27, 2003, the court certified the following plaintiff classes: (1) all persons who were charged a separate fee for Peace of Mind by “H&R Block” or a defendant H&R Block class member from January 1, 1997 to final judgment; (2) all persons who reside in certain class states and who were charged a separate fee for Peace of Mind by “H&R Block,” or a defendant H&R Block class member, and that was not licensed to sell insurance, from January 1, 1997 to final judgment; and (3) all persons who had an unsolicited charge for Peace of Mind posted to their bills by “H&R Block” or a defendant H&R Block class member from January 1, 1997, to final judgment. Among those excluded from the plaintiff classes are all persons who received the Peace of Mind guarantee through an H&R Block Premium office and all persons who reside in Texas and Alabama. The court also certified a defendant class consisting of any entity with the names “H&R Block” or “HRB” in its name, or otherwise affiliated or associated with H&R Block Tax Services, Inc., and which sold or sells the

Peace of Mind product. The court ordered the parties to file a joint motion to approve class notice within 60 days after August 27, 2003.

There are two other putative class actions pending against the Company in Texas and Alabama that involve the Peace of Mind guarantee. The Texas case involves the same attorneys for the plaintiffs as are involved in the Marshall litigation in Illinois and substantially similar allegations. The Alabama case involves allegations of selling insurance without of license in connection with the Peace of Mind program, the erroneous preparation of income tax returns that subjected plaintiffs to audits, failure to provide assistance in responding to auditors’ requests, failure to pay the penalties, interest, and additional taxes under Block’s standard guarantee and Peace of Mind programs, unjust enrichment, and breach of contract. No classes have been certified in either of these two cases. The Company believes the claims in these Peace of Mind actions are without merit and intends to defend them vigorously. However, there can be no assurances as to the outcome of these pending actions individually or in the aggregate, and there can be no assurances on the impact of these actions on the Company's financial condition.

Franchise Litigation

The Company is a named defendant in litigation entitled William R. Smith, Inc., et al. v. H&R Block, Inc., et al., Case No. 99-CV-206379, pending in the Circuit Court of Jackson County, Missouri (previously known as Armstrong Business Services, Inc., et al. v. H&R Block, Inc., et al.). The action was filed by 24 “major” franchisees against the Company and certain of its subsidiaries relating to alleged breaches of contract and other matters. The Company’s subsidiary, HRB Royalty, Inc., the franchisor under the applicable franchise agreements, filed a counterclaim and subsequently a motion for summary judgment seeking a declaration that HRB Royalty, Inc. could elect not to renew the major franchise agreements when their present five-year terms came to an end. Such motion for summary judgment was granted in March 2001 and upheld on appeal. HRB Royalty notified the plaintiff major franchisees in 2000 that it did not intend to renew their franchise agreements at the expiration of the current renewal terms and that the agreements would terminate at that time. The renewal dates vary among the franchisees. Pursuant to the franchise agreements, HRB Royalty must pay a “fair and equitable price” to the franchisee for franchisee’s franchise business, and such price must be no less than 80% of the franchisee’s revenues for the most recent 12 months ended April 30, plus the value of equipment and supplies, and certain off-season expenses. The Circuit Court ruled in May 2003 that major franchise agreements with renewal terms scheduled to expire prior to July 1, 2003, will expire on July 1, 2003, and other major franchise agreements will expire as their renewal terms expire commencing in September 2003 and ending in fiscal year 2005. The Court ordered defendants to pay for the franchise businesses as provided in the franchise agreements on the applicable dates of expiration. During the three months ended July 31, 2003, franchise agreements of two major franchisees expired and subsidiaries of the Company began operating these as company-owned operations in the tax preparation business. Cash payments of $5.0 million were made to former major franchisees during the quarter. In August 2003, a subsidiary of the Company entered into a transaction with one of the major franchisees whose franchise agreements expired in the first quarter, pursuant to which such subsidiary acquired the stock of the franchisee and the franchisee released the Company and its affiliates from any further liability regarding additional payments under the major franchise agreements. In addition, an agreement was reached during the first quarter of fiscal year 2004 between a Company subsidiary and one major franchise on a new franchise agreement with a limited term and a release of the Company and its affiliates from any liability in the litigation, including any liability regarding payments for the franchise business under the prior major franchise agreement. With the exception of the franchisees that have executed releases, the court will determine if any additional payments are required for these franchise businesses. There is no certainty as to the timing and final cost of acquisition as to the franchise businesses.

In Smith, plaintiffs’ claims against the Company and its subsidiaries remain in the trial court. In their second amended petition, the plaintiffs seek in excess of $20 million in actual damages, punitive damages, unspecified statutory damages, declaratory, injunctive and other relief, including attorneys’ fees under allegations of breach of contract, breach of the covenant of good faith and fair dealing, unfair business practices, state anti-trust violations, breach of fiduciary duty, prima facie tort, violations of various state franchise statutes, fraud and misrepresentation, waiver and estoppel, ambiguity and reformation, relief with respect to a post-termination covenant not to compete in the franchise agreements, and a request for a fair and equitable payment upon nonrenewal of the franchise agreements. The major franchisees allege, among other things, that the sale of TaxCut income tax return preparation software and online tax services and the purchase of accounting firms encroached on their exclusive franchise territories. The defendants believe that the allegations against them are without merit and continue to defend the case vigorously. Management believes that amounts, if any, required to be paid by the Company and its subsidiaries in the discharge of liabilities or settlements relating to these claims of the plaintiffs in this litigation will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

A trial previously scheduled for September 2003 involving two of the plaintiffs in the Smith litigation has now been rescheduled for October 2003 and such trial will now involve only one plaintiff, a former major franchisee whose franchise agreement expired on July 1, 2003. The trial will resolve the issues relating to that plaintiff’s claims against the Company and to determine if any additional payments are required to provide the former franchisee with a fair and equitable price for the franchise business.

Other Claims and Litigation

The Company and its subsidiaries have from time to time been party to claims and lawsuits not discussed herein arising out of its business operations, including additional claims and lawsuits concerning RALs and the Peace of Mind guarantee program, and claims and lawsuits concerning the preparation of customers’ income tax returns, the electronic filing of customers’ tax returns, the fees charged customers for various products and services, losses incurred by customers with respect to their investment accounts, relationships with franchisees, the mortgage business, intellectual property disputes, and contract disputes. Such lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances and the ultimate liability with respect to such litigation and claims is difficult to predict. The Company’s management considers these cases to be ordinary, routine litigation incidental to its business, believes and Company and its subsidiaries have meritorious defenses to each of them, and is defending, or intends to defend, them vigorously. While management cannot provide assurance that the Company and its subsidiaries will ultimately prevail in each instance, management believes that amounts, if any, required to be paid by the Company and its subsidiaries in the discharge of liabilities or settlements in these other matters will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)	Exhibits

10.1	Agreement dated July 16, 2003, between RSM McGladrey, Inc. and Thomas G. Rotherham

10.2	Release Agreement dated August 1, 2003 between RSM McGladrey, Inc. and Thomas G. Rotherham

10.3	Credit and Guarantee Agreement dated as of August 12, 2003 among Block Financial Corporation, H&R Block, Inc., The Royal Bank of Scotland PLC, Bank of America, N.A., JPMorgan Chase Bank, J.P. Morgan Securities, Inc. and other lending parties thereto.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

The registrant filed a current report on Form 8-K dated May 12, 2003, reporting under Item 4 thereof its independent accountants, PricewaterhouseCoopers LLP, had informed management that it declined to stand for re-election as the registrant’s independent accountants.

The registrant filed a current report on Form 8-K dated June 11, 2003, reporting under Item 12 thereof its issuance of a press release announcing the results of operations for its fourth quarter and fiscal year ending April 30, 2003.

The registrant filed a current report on Form 8-K dated June 24, 2003, reporting under Item 5 thereof the final settlement and approval of the Haese RAL class action litigation in Texas.

The registrant filed a current report on Form 8-K dated July 10, 2003, reporting under Item 4 thereof the appointment of KPMG LLP as its new independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC. (Registrant)

DATE	9/12/03	BY	/s/ Frank J. Cotroneo Frank J. Cotroneo Senior Vice President and Chief Financial Officer

DATE	9/12/03	BY	/s/ Melanie K. Horstmeier Melanie K. Horstmeier Vice President and Corporate Controller