Form 10-Q
period 2003-10-31
H&R BLOCK INC
filed 2003-12-10
CIK 12659

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2003

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

Yes ☒      No ☐

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on November 28, 2003 was 178,278,294 shares.

PART I — FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED INCOME STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
SIGNATURES
Exhibit Index
EX-10.1 Separation Agreement
EX-10.2 2003 Long-Term Executive Compensation Plan
EX-31.1 Certification-Chief Executive Officer
EX-31.2 Certification-Principal Accounting Officer
EX-32.1 Certification-Chief Executive Officer
EX-32.2 Certification-Principal Accounting Officer

H&R BLOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in thousands, except share amounts

	October 31,	April 30,
	2003	2003

	(Unaudited)
ASSETS
Cash and cash equivalents	$261,330	$875,353
Cash and cash equivalents — restricted	571,163	438,242
Receivables from customers, brokers, dealers and clearing organizations, net	584,721	517,037
Receivables, net (note 4)	340,794	403,197
Prepaid expenses and other current assets	638,496	513,532

Total current assets	2,396,504	2,747,361

Residual interests in securitizations (note 5)	317,604	264,337
Mortgage servicing rights (note 5)	111,960	99,265
Property and equipment, at cost less accumulated depreciation and amortization of $523,897 and $485,608	283,556	288,594
Intangible assets, net (note 6)	350,188	341,865
Goodwill, net (note 6)	830,053	714,215
Other assets	171,511	148,268

Total assets	$4,461,376	$4,603,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current portion of long-term debt	$25,385	$55,678
Notes payable — commercial paper	124,630	—
Accounts payable to customers, brokers and dealers	999,009	862,694
Accounts payable, accrued expenses and other	455,362	468,933
Accrued salaries, wages and payroll taxes	83,202	210,629
Accrued income taxes	130,614	299,262

Total current liabilities	1,818,202	1,897,196

Long-term debt	807,738	822,302
Other noncurrent liabilities	299,539	220,698

Total liabilities	2,925,479	2,940,196

Stockholders’ equity:
Common stock, no par, stated value $.01 per share	2,179	2,179
Additional paid-in capital	510,951	496,393
Accumulated other comprehensive income (note 8)	62,628	36,862
Retained earnings	2,169,317	2,221,868
Less cost of 40,343,784 and 38,343,944 shares of common stock in treasury	(1,209,178)	(1,093,593)

Total stockholders’ equity	1,535,897	1,663,709

Total liabilities and stockholders’ equity	$4,461,376	$4,603,905

See Notes to Condensed Consolidated Financial Statements

H&R BLOCK, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited, amounts in thousands, except per share amounts

	Three Months Ended		Six Months Ended

	October 31,		October 31,

	2003	2002	2003	2002

Revenues:
Service revenues	$236,800	$206,404	$446,262	$396,973
Gains on sales of mortgage assets	220,289	151,377	412,928	296,385
Interest income	87,868	92,726	158,819	170,946
Product sales	28,164	15,510	56,515	30,922
Royalties	3,416	2,855	4,983	4,056
Other	3,318	2,524	6,038	3,480

	579,855	471,396	1,085,545	902,762

Operating expenses:
Employee compensation and benefits	255,764	229,295	480,969	439,483
Occupancy and equipment	82,314	71,431	158,465	136,293
Interest	19,900	22,698	43,096	44,972
Depreciation and amortization	40,080	36,495	76,010	72,068
Marketing and advertising	21,683	20,818	31,791	30,004
Supplies, freight and postage	14,187	13,852	22,741	22,318
Impairment of goodwill	—	6,000	—	24,000
Other	129,957	133,495	239,369	213,709

	563,885	534,084	1,052,441	982,847

Operating income (loss)	15,970	(62,688)	33,104	(80,085)
Other income, net	1,164	443	2,859	1,934

Income (loss) before taxes	17,134	(62,245)	35,963	(78,151)
Income taxes (benefit)	6,758	(24,898)	14,068	(31,260)

Net income (loss) before cumulative effect of change in accounting principle	10,376	(37,347)	21,895	(46,891)
Cumulative effect of change in accounting principle for multiple deliverable revenue arrangements, less taxes of $4,031	—	—	(6,359)	—

Net income (loss)	$10,376	$(37,347)	$15,536	$(46,891)

Basic earnings (loss) per share:
Before change in acctg. principle	$.06	$(.21)	$.12	$(.26)
Cumulative effect of change in accounting principle	—	—	(.03)	—

Net income (loss)	$.06	$(.21)	$.09	$(.26)

Diluted earnings (loss) per share:
Before change in acctg. principle	$.06	$(.21)	$.12	$(.26)
Cumulative effect of change in accounting principle	—	—	(.03)	—

Net income (loss)	$.06	$(.21)	$.09	$(.26)

See Notes to Condensed Consolidated Financial Statments

H&R BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, amounts in thousands

	Six Months Ended

	October 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$15,536	$(46,891)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	76,010	72,068
Accretion of residual interests in securitizations	(70,906)	(92,853)
Impairments of residual interests in securitizations	11,106	24,132
Additions to trading securities — residual interests in securitizations	(199,021)	(136,766)
Proceeds from net interest margin transactions, net	147,107	136,013
Additions to mortgage servicing rights	(48,002)	(37,968)
Amortization of mortgage servicing rights	35,307	20,087
Net change in receivable from Trusts	(54,483)	(19,828)
Cumulative effect of change in accounting principle	6,359	—
Impairment of goodwill	—	24,000
Mortgage loans held for sale:
Originations and purchases	(11,650,851)	(7,930,567)
Sales and principal repayments	11,634,472	7,848,969
Other net changes in working capital, net of acquisitions	(365,984)	(210,224)

Net cash used in operating activities	(463,350)	(349,828)

Cash flows from investing activities:
Available-for-sale securities:
Purchases of available-for-sale securities	(9,557)	(7,692)
Cash received from residual interests in securitizations	68,850	103,885
Sales of other available-for-sale securities	13,721	7,946
Purchases of property and equipment, net	(43,591)	(57,003)
Payments made for business acquisitions, net of cash acquired	(123,337)	(21,397)
Other, net	2,527	(2,813)

Net cash provided by (used in) investing activities	(91,387)	22,926

Cash flows from financing activities:
Repayments of notes payable	(499,771)	(6,430,067)
Proceeds from issuance of notes payable	624,401	6,911,680
Proceeds from securitization financing	50,100	—
Payments on acquisition debt	(45,100)	(47,995)
Dividends paid	(68,087)	(61,474)
Acquisition of treasury shares	(178,847)	(313,603)
Proceeds from issuance of common stock	59,851	94,667
Other, net	(1,833)	(1,536)

Net cash provided by (used in) financing activities	(59,286)	151,672

Net decrease in cash and cash equivalents	(614,023)	(175,230)
Cash and cash equivalents at beginning of the period	875,353	436,145

Cash and cash equivalents at end of the period	$261,330	$260,915

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited, dollars in thousands, except per share amounts

1.	Basis of Presentation

The condensed consolidated balance sheet as of October 31, 2003, the condensed consolidated income statements for the three and six months ended October 31, 2003 and 2002, and the condensed consolidated statements of cash flows for the six months ended October 31, 2003 and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2003 and for all periods presented have been made.

Financial results for the three months ended July 31, 2003 have been restated as a result of the adoption of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). See note 13 to the condensed consolidated financial statements for additional information.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no effect on the results of operations or stockholders’ equity as previously reported.

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

Operating revenues of the U.S. Tax Operations, Business Services and International Tax Operations segments are seasonal in nature with peak revenues occurring in the months of January through April. Therefore, results for interim periods are not indicative of results to be expected for the full year.

The Company files its Federal and state income tax returns on a calendar year basis. The condensed consolidated income statements reflect the effective tax rates expected to be applicable for the respective full fiscal years.

2.	Business Combinations

During the six months ended October 31, 2003, cash payments of $118,828 were made or accrued related to the acquisition of assets in the franchise territories of ten former major franchisees. See discussion related to litigation involving major franchisees in note 11 to the condensed consolidated financial statements.

Results related to the ten former major franchise territories, from the dates company-owned operations commenced, have been included in the accompanying condensed consolidated financial statements.

Due to pending litigation, the purchase price allocations have not been finalized. The preliminary allocation of the purchase price to assets acquired is as follows: property and equipment of $4,168; goodwill of $83,267; customer relationships of $21,362 and noncompete agreements of $10,031. The customer relationships and noncompete agreements will be amortized over ten years and three years, respectively, and the weighted average life of the intangible assets is approximately eight years. Goodwill recognized in these transactions is included in the U.S. Tax Operations segment and all but $3,304 is deductible for tax purposes. The preliminary purchase price allocations will be adjusted upon determination of the final purchase price.

3.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share. The computations of basic and diluted earnings (loss) per share are as follows:

(in 000s, except per share amounts)	Three months ended		Six months ended

	October 31,		October 31,

	2003	2002	2003	2002

Net income (loss) before change in accounting principle	$10,376	$(37,347)	$21,895	$(46,891)

Basic weighted average common shares	177,828	178,880	178,616	180,045
Dilutive potential shares from stock options and restricted stock	3,282	—	3,348	—
Convertible preferred stock	1	—	1	—

Dilutive weighted average common shares	181,111	178,880	181,965	180,045

Earnings (loss) per share before change in accounting principle:
Basic and diluted	$.06	$(.21)	$.12	$(.26)

Diluted earnings per share excludes the impact of shares of common stock issuable upon the exercise of options to purchase 6.5 million shares of stock as of October 31, 2003, as the options’ exercise prices were greater than the average market price of the common shares and therefore, the effect would be antidilutive. Diluted loss per share as of October 31, 2002 excludes the impact of 19.0 million shares issuable upon the exercise of stock options and the conversion of 1,216 shares of preferred stock to common stock, as they are antidilutive.

The weighted average shares outstanding for the three and six months ended October 31, 2003 decreased to 177.8 million and 178.6 million, respectively, from 178.9 million and 180.0 million last year, respectively, primarily due to the purchase of treasury shares by the Company. The effect of these purchases was partially offset by the issuance of treasury shares related to the Company’s stock-based compensation plans.

During the six months ended October 31, 2003, the Company issued 2.2 million shares of common stock pursuant to the exercise of stock options, employee stock purchases and awards of restricted shares, in accordance with the Company’s stock-based compensation plans. During the six months ended October 31, 2002, the Company issued 3.6 million shares of common stock pursuant to the exercise of stock options, employee stock purchases and awards of restricted shares.

During the six months ended October 31, 2003, the Company acquired 4.2 million shares of its common stock at an aggregate cost of $178,847. During the six months ended October 31, 2002, the Company acquired 6.5 million shares of its common stock at an aggregate cost of $313,603.

4.	Receivables

Receivables consist of the following:

	October 31, 2003	April 30, 2003

Business Services accounts receivable	$154,143	$185,023
Mortgage loans held for sale	100,174	68,518
Loans to franchisees	39,370	33,341
Refund anticipation loans (RALs) and related receivables	17,200	12,871
Software receivables	1,522	36,810
Other	50,886	89,054

	363,295	425,617
Allowance for doubtful accounts	(12,678)	(17,038)
Lower of cost or market adjustment	(9,823)	(5,382)

	$340,794	$403,197

5.	Mortgage Banking Activities

Activity related to residual interests in securitizations for the six months ended October 31, 2003 and 2002 and the twelve months ended April 30, 2003 consists of the following:

	Six Months Ended		Year Ended

	October 31, 2003	October 31, 2002	April 30, 2003

Balance, beginning of period	$264,337	$365,371	$365,371
Additions from NIM transactions	1,814	753	753
Additions from secured financing, held as collateral	40,196	—	—
Cash received	(68,850)	(103,885)	(140,795)
Cash received on sales of residual interests	—	—	(142,486)
Accretion	70,906	92,853	145,165
Impairments of fair value	(11,106)	(24,132)	(54,111)
Exercise of call option	(2,603)	—	—
Changes in unrealized holding gains arising during the period, net	22,910	55,796	90,440

Balance, end of period	$317,604	$386,756	$264,337

The Company sold $11,631,790 and $7,813,332 of mortgage loans in whole loan sales to third-party trusts (Trusts) during the six months ended October 31, 2003 and 2002, respectively, with gains totaling $424,034 and $320,517, respectively, recorded on these sales.

Residual interests valued at $199,021 and $136,766 were securitized in net interest margin (NIM) transactions during the respective six-month periods. Net cash proceeds of $147,107 and $136,013 were received from the NIM transactions for the six months ended October 31, 2003 and 2002, respectively. Additional cash proceeds of $50,100 were received as a result of the secured financing, as described below. Total net additions to residual interests from NIM transactions for the six months ended October 31, 2003 and 2002 were $1,814 and $753, respectively.

In the second quarter of fiscal year 2004, the Company completed a NIM transaction with a special purpose entity (SPE) that did not qualify as a qualifying special purpose entity (QSPE), and therefore the SPE has been consolidated and the transaction is being accounted for as a secured financing (on-balance sheet securitization). As a result of the on-balance sheet securitization, the condensed consolidated balance sheet includes a residual interest of $40,196, which is held as collateral for the related financing, and an interest rate cap, which is a derivative instrument. The residual interest is accounted for as a trading security. The interest rate cap of $9,904 is included in other assets. Additionally, a liability for the principal balance of the bonds issued by the NIM trust of $50,100 has been included in other noncurrent liabilities on the condensed consolidated balance sheet.

The residual interest and interest rate cap underlying the bonds are owned by the NIM trust and are not available to the Company’s creditors. As such, the bondholders have no recourse to the Company for the failure of the underlying mortgage loan borrowers to pay when due. The interest rate cap is held for the benefit of the underlying bondholders of the NIM bonds to mitigate risk associated with the residual cash flows.

Cash flows of $68,850 and $103,885 were received from the securitization trusts for the six months ended October 31, 2003 and 2002, respectively. Cash received on residual interests is included in investing activities in the condensed consolidated statements of cash flows.

Residual interests are classified as either available-for-sale (AFS) or trading securities and are therefore reported at fair market value (based on discounted cash flow models). Unrealized holding gains represent the write-up of AFS residual interests as a result of actual or estimated lower interest rates, loan losses or loan prepayments than previously projected in the Company’s valuation models. Trading securities are marked-to-market through the income statement.

Aggregate net unrealized gains on residual interests, which had not yet been accreted into income, totaled $120,903 at October 31, 2003 and $98,089 at April 30, 2003. These unrealized gains are recorded net of deferred taxes in other comprehensive income, and may be recognized in income in future periods either through accretion or upon further securitization or sale of the related residual interest.

In connection with securitization transactions, the Company, as servicer, has a 10% call option, whereby the Company, at its discretion, may repurchase the outstanding loans in the securitization once the current value of the loans is 10% or less of their original value. During the quarter ended July 31, 2003, the Company, as servicer, exercised its 10% call option on a residual interest originally recorded in 1996. The remaining outstanding loans were repurchased from the securitization trust, and the proceeds were used to pay off the remaining bondholders. These repurchased loans may be included in future sale transactions. At the time the call option was exercised, the book value of the residual interest was $2,603.

Activity related to mortgage servicing rights (MSRs) consists of the following:

	Six Months Ended		Year Ended

	October 31, 2003	October 31, 2002	April 30, 2003

Balance, beginning of period	$99,265	$81,893	$81,893
Additions	48,002	37,968	65,345
Amortization	(35,307)	(20,087)	(47,107)
Impairments of fair value	—	—	(866)

Balance, end of period	$111,960	$99,774	$99,265

The key assumptions the Company utilized to originally estimate the cash flows and values of residual interests for securitizations during the three months ended October 31, 2003 are as follows:

Estimated annual prepayments	30% to 90%
Estimated credit losses	4.74%
Discount rate — residual interests	13.21% to 18.19%
Variable returns to third-party	LIBOR forward curve
beneficial interest holders	at NIM closing date

The following table illustrates key assumptions the Company utilizes to estimate the cash flows and values of residual interests and MSRs at October 31, 2003:

Estimated annual prepayments	30% to 90%
Estimated credit losses	1.71% to 14.08%
Discount rate — residual interests	12% to 45.30%
Discount rate — MSRs	12.80%

At October 31, 2003, the sensitivities of the current fair value of the residual interests and MSRs to 10% and 20% adverse changes in the above key assumptions are as follows:

	Residential Mortgage Loans

	Original	NIM	Servicing
	Residuals	Residuals	Asset

Carrying amount/fair value of residuals	$26,251	$291,353	$111,960
Weighted average life (in years)	2.1	1.8	1.2
Prepayments (including defaults):
Adverse 10% — $impact on fair value	$1,236	$2,714	$(19,707)
Adverse 20% — $impact on fair value	2,484	8,020	(39,236)
Credit losses:
Adverse 10% — $impact on fair value	$(1,477)	$(33,035)	Not applicable
Adverse 20% — $impact on fair value	(2,765)	(62,588)	Not applicable
Discount rate:
Adverse 10% — $impact on fair value	$(777)	$(5,142)	$(1,865)
Adverse 20% — $impact on fair value	(1,485)	(9,342)	(3,431)
Variable interest rates:
Adverse 10% — $impact on fair value	$104	$(10,540)	Not applicable
Adverse 20% — $impact on fair value	210	(19,943)	Not applicable

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

6.	Intangible Assets and Goodwill

Intangible assets consist of the following:

	October 31, 2003		April 30, 2003

	Gross		Gross

	Carrying	Accumulated	Carrying	Accumulated

	Amount	Amortization	Amount	Amortization

U.S. Tax Operations:
Customer relationships	$21,362	$(855)	$—	$—
Noncompete agreements	10,031	(859)	—	—
Business Services:
Customer relationships	120,178	(50,421)	120,178	(44,192)
Noncompete agreements	26,909	(7,447)	26,909	(6,157)
Trade name — amortizing	1,450	(277)	1,450	(205)
Trade name — non-amortizing	55,637	(4,868)	55,637	(4,868)
Investment Services:
Customer relationships	293,000	(114,758)	293,000	(100,108)
Corporate Operations:
Customer relationships	844	(24)	172	(10)
Noncompete agreements	295	(9)	60	(1)

Total intangible assets	$529,706	$(179,518)	$497,406	$(155,541)

Amortization of intangible assets for the three and six months ended October 31, 2003 was $12,861 and $23,977, respectively. Amortization of intangible assets for the three and six months ended October 31, 2002 was $10,966 and $22,285, respectively. Estimated amortization of intangible assets for fiscal years 2004 through 2008 is $51,384, $50,556, $49,559, $42,988 and $41,218, respectively.

Changes in the carrying amount of goodwill for the six months ended October 31, 2003, consist of the following:

	April 30, 2003	Additions	Other	October 31, 2003

U.S. Tax Operations	$130,502	$88,892	$—	$219,394
Mortgage Operations	152,467	—	—	152,467
Business Services	279,650	25,832	—	305,482
Investment Services	145,732	—	—	145,732
International Tax Operations	5,666	512	591	6,769
Corporate Operations	198	11	—	209

Total goodwill	$714,215	$115,247	$591	$830,053

Additions to goodwill for U.S. Tax Operations include $83,267 related to asset acquisitions involving former major franchise businesses and other acquisitions of $5,625. Additions to goodwill for Business Services primarily result from the last contingent payment related to the acquisition of the non-attest assets of McGladrey & Pullen, LLP of approximately $25,000.

The Company tests goodwill for impairment annually, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. During the six months ended October 31, 2002, a goodwill impairment charge of $24,000 was recorded for the Investment Services segment. No such impairment or events indicating potential impairment have been identified within any of the Company’s segments during the six months ended October 31, 2003.

7. Derivative Instruments

The Company, in the normal course of business, enters into commitments with its customers to fund mortgage loans for specified periods of time at “locked-in” interest rates. These financial instruments represent commitments (rate-lock equivalent) to fund loans. The estimated fair value of these rate-lock equivalents is determined based on the difference in the value of the commitments to fund loans between the date of commitment and the date of valuation, taking into consideration the probability of the commitments being exercised and changes in other market conditions. At October 31, 2003 and April 30, 2003, the Company recorded assets totaling $13,144 and $12,531, respectively, in prepaid expenses and other current assets on the condensed consolidated balance sheets related to these commitments.

The NIM Trust, in the normal course of business, enters into interest rate caps to mitigate interest rate risk to the underlying bondholders of the NIM bonds. The interest rate cap is owned by the NIM Trust, which is normally not consolidated by the Company. As a result of the secured financing completed in October 2003, an interest rate cap of $9,904 has been included in other assets on the condensed consolidated balance sheet at October 31, 2003. The interest rate cap will be marked-to-market monthly through the income statement. There are no adjustments to the interest rate cap included in the consolidated income statements for the three and six months ended October 31, 2003.

The Company entered into an agreement with Household Tax Masters, Inc. (Household) during fiscal year 2003, whereby the Company waived its right to purchase any participation interests in and receive license fees relating to RALs during the period January 1 through April 30, 2003. In consideration for waiving these rights, the Company received a series of payments from Household, subject to certain adjustments based on delinquency rates on RALs made by Household through December 31, 2003. The adjustment to the payments will be paid in January 2004. This adjustment is a derivative and will be marked-to-market monthly through December 31, 2003. During the three and six months ended October 31, 2003, the Company recognized $1,446 and $5,560, respectively, of revenues related to this instrument. A receivable of $10,731 and $5,171 is included on the condensed consolidated balance sheet as of October 31, 2003 and April 30, 2003, respectively.

8.	Comprehensive Income

The Company’s comprehensive income is comprised of net income (loss), the change in net unrealized gain on marketable securities and foreign currency translation adjustments. The components of comprehensive income (loss) for the three and six months ended October 31, 2003 and 2002 were:

	Three months ended		Six months ended

	October 31,		October 31,

	2003	2002	2003	2002

Net income (loss)	$10,376	$(37,347)	$15,536	$(46,891)
Change in net unrealized gain on marketable securities	(6,172)	450	14,036	34,200
Change in foreign currency translation adjustments	6,087	1,289	11,730	771

Comprehensive income (loss)	$10,291	$(35,608)	$41,302	$(11,920)

9.	Stock-Based Compensation

Prior to fiscal year 2004, the Company accounted for stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Effective May 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, under the prospective transition method as described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). Had compensation cost for all stock-based compensation plan grants been determined in accordance with the fair value accounting method prescribed under SFAS 123, the Company’s net income (loss) and earnings (loss) per share for the three and six months ended October 31, 2003 and 2002 would have been as follows:

	Three Months Ended		Six Months Ended

	October 31,		October 31,

	2003	2002	2003	2002

Net income (loss) as reported	$10,376	$(37,347)	$15,536	$(46,891)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	2,005	310	2,797	532
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(5,565)	(5,586)	(10,631)	(12,214)

Pro forma net income (loss)	$6,816	$(42,623)	$7,702	$(58,573)

Basic earnings (loss) per share:
As reported	$.06	$(.21)	$.09	$(.26)
Pro forma	.04	(.24)	.04	(.33)
Diluted earnings (loss) per share:
As reported	$.06	$(.21)	$.09	$(.26)
Pro forma	.04	(.24)	.04	(.33)

10.	Supplemental Cash Flow Information

During the six months ended October 31, 2003, the Company paid $170,826 and $42,724 for income taxes and interest, respectively. During the six months ended October 31, 2002, the Company paid $124,844 and $39,927 for income taxes and interest, respectively.

During the six months ended October 31, 2003 and 2002, the Company treated the following as non-cash investing activities:

	Six months ended October 31,

	2003	2002

Additions to residual interests	$1,814	$753
Residual interest mark-to-market	22,910	55,796
Accrued payment on acquisition debt	25,000	—

11.	Commitments, Contingencies, Litigation and Risks

Commitments and Contingencies

The Company offers separately priced guarantees under its Peace of Mind guarantee program to tax clients whereby the Company will assume the cost of additional tax assessments attributable to tax return preparation error. The Company defers the revenue and expenses associated with these guarantees, and recognizes these amounts over the term of the guarantee based upon historical claims data. The related current asset and liability are included in prepaid expenses and other current assets and accounts payable, accrued expenses and other, respectively, on the condensed consolidated balance sheets. The related noncurrent asset and liability are included in other assets and other noncurrent liabilities, respectively, on the condensed consolidated balance sheets. During the three months ended October 31, 2003, the Company adopted EITF 00-21 and recorded a cumulative effect of a change in accounting principle as of May 1, 2003. See further discussion in note 13. Changes in the deferred revenue liability for the six months ended October 31, 2003 and 2002 and the twelve months ended April 30, 2003 are as follows:

	Six Months Ended		Year Ended

	October 31,		April 30,

	2003	2002	2003

Balance, beginning of period	$49,280	$44,982	$44,982
Amounts deferred for new guarantees issued	975	193	28,854
Revenue recognized on previous deferrals	(37,558)	(14,131)	(24,556)
Adjustment resulting from change in accounting principle	61,487	—	—

Balance, end of period	$74,184	$31,044	$49,280

Option One Mortgage Corporation provides a guarantee up to a maximum amount equal to approximately 10% of the aggregate principal balance of mortgage loans held by the Trusts (qualifying special purpose entities) before ultimate disposition of the loans by the Trusts. This guarantee would be called upon in the event adequate proceeds were not available from the sale of the mortgage loans to satisfy the current or ultimate payment obligations of the Trusts. No losses have been sustained on this commitment since its inception. The total principal amount of Trust obligations outstanding as of October 31, 2003 and April 30, 2003 was $3,811,085 and $2,176,286, respectively. The fair value of mortgage loans held by the Trusts as of October 31, 2003 and April 30, 2003 was approximately $3,960,000 and $2,273,000, respectively. At October 31, 2003 and April 30, 2003, a liability, which represents the estimated value of the 10% guarantee, of $10,256 and $6,175, respectively, was recorded in accounts payable, accrued expenses and other on the condensed consolidated balance sheets.

The Company manages its interest rate risk by entering into forward loan sale commitments to be settled at a future date. The Company had commitments to sell loans of $5,310,000 and $1,470,031 as of October 31, 2003 and April 30, 2003, respectively.

The Company has entered into whole loan sale agreements with investors in the normal course of business, which include standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold. A liability has been established related to the potential loss on repurchase of loans previously sold of $28,682 and $18,859 at October 31, 2003 and April 30, 2003, respectively. This liability is included in accounts payable, accrued expenses and other on the condensed consolidated balance sheets. Repurchased loans are normally sold in subsequent sale transactions.

The Company and its subsidiaries have various contingent purchase price obligations in connection with prior acquisitions. In many cases, contingent payments to be made in connection with these acquisitions are not subject to a stated limit. The Company estimates the potential payments (undiscounted) total approximately $8,750 and $52,290 as of October 31, 2003 and April 30, 2003, respectively. The Company’s estimate is based on current financial conditions. Should actual results differ materially from the Company’s assumptions, the potential payments will differ from the above estimate. Such payments, if and when paid, would be recorded as additional goodwill.

The Company has contractual commitments to fund certain franchises requesting draws on Franchise Equity Lines of Credit (FELCs). The commitment to fund FELCs as of October 31, 2003 and April 30, 2003 totaled $60,307 and $56,070, respectively, with a related receivable balance of $39,370 and $33,341, respectively, included on the condensed consolidated balance sheets. The receivable represents the amount drawn on the FELCs as of October 31, 2003 and April 30, 2003.

The Company and its subsidiaries also routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Other guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counter parties from losses arising from the following: a) tax, legal and other risks related to the purchase or disposition of businesses; b) penalties and interest assessed by Federal and state taxing authorities in connection with tax returns prepared for clients; c) indemnification of the Company’s directors and officers; and d) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against the Company or its subsidiaries and the ultimate liability related to any such claims, if any, is difficult to predict. While management cannot provide assurance the Company and its subsidiaries will ultimately prevail in the event any such claims are asserted, management believes the fair value of these guarantees and indemnifications is not material as of October 31, 2003.

Litigation

In November 2002, the Company and a major franchisee of a subsidiary of the Company, reached an agreement with the plaintiff class in the class action lawsuit entitled Ronnie and Nancy Haese, et al. v. H&R Block, Inc. et al., Case No. CV96-423, in the District Court of Kleberg County, Texas, related to RALs. The settlement provides a five-year package of coupons class members can use to obtain a variety of tax preparation and tax planning services from the Company’s subsidiaries. The Company’s major franchisee, which operates more than half of all H&R Block offices in Texas, will share a portion of the total settlement cost. As a result, the Company recorded a liability and pretax expense of $41,672, during the second quarter of fiscal year 2003, which, at the time, represented the Company’s best estimate of its share of the settlement cost for plaintiff class legal fees and expenses, tax products and associated mailing expenses. The settlement was approved by the court as a part of a final judgment entered on June 24, 2003. No appeals of the judgment and award were filed. The Company paid the award of $49,900 of attorneys’ fees and expenses to class counsel on August 22, 2003. In addition to the liability that has already been recorded and/or paid, the Company will reduce revenues associated with tax preparation services as the coupons are redeemed each year. Distribution of the settlement coupons was made following the end of the second quarter.

The Company has been involved in a number of other putative RAL class action cases since 1990 and has successfully defended many cases. In order to avoid the uncertainty of litigation and the diversion of resources and personnel resulting from the lawsuits, the Company, the lending bank, and the plaintiffs in the case Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., et al. (renamed Lynne A. Carnegie, et al. v. H&R Block, Inc., et al.), Case No. 98-C-2178 in the United States District Court for Northern Illinois, had agreed to a settlement class and a settlement of RAL-related claims on a nationwide basis. Under that settlement, the Company and the lending bank agreed to each pay $12,500 toward a $25,000 settlement fund for the benefit of the class members. The settlement was approved by the District Court in February 2001 and the defendants paid the $25,000 into an escrow fund. Certain class members who had objected to the settlement appealed the order approving the settlement to the Seventh Circuit Court of Appeals. In April 2002, the Court of Appeals reversed the District Court’s order approving the settlement and remanded the matter back to the District Court for further consideration of the fairness and adequacy of the proposed settlement by a new District Court judge. In April 2003, the District Court judge declined to approve the $25,000 settlement, finding that counsel for the settlement plaintiffs had been inadequate representatives of the plaintiff class and failed to sustain their burden of showing that the settlement was fair. The judge appointed new counsel for the plaintiffs in the first quarter of fiscal year 2004 and named their client, Lynne A. Carnegie, as lead plaintiff. The new counsel for the plaintiffs have since filed an amended complaint and a motion for partial summary judgment. The defendants have filed a motion to dismiss, a brief in response to allegations in the plaintiffs’ amended complaint relating to class certification, and responses to plaintiffs’ motion for partial summary judgment. The Company recorded a receivable in the amount of its $12,500 share of the settlement fund in the fourth quarter of fiscal year 2003 and recorded a reserve in such quarter of $12,500 consistent with the existing settlement authority of the Board of Directors. The defendants requested the release of the escrowed settlement fund and the $12,500 was received during the second quarter of fiscal year 2004. The Company intends to defend the case and the remaining RAL class action litigation vigorously and there are no assurances that any of the matters will result in settlements or as to the amount of any settlement.

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

The Company is a named defendant in litigation entitled William R. Smith, Inc., et al. v. H&R Block, Inc., et al., Case No. 99-CV-206379, pending in the Circuit Court of Jackson County, Missouri (previously known as Armstrong Business Services, Inc., et al. v. H&R Block, Inc., et al.). The action was filed by “major” franchisees against the Company and certain of its subsidiaries relating to alleged breaches of contract and other matters. The Company’s subsidiary, HRB Royalty, Inc., the franchisor under the applicable franchise agreements, filed a counterclaim and subsequently a motion for summary judgment seeking a declaration that HRB Royalty, Inc. could elect not to renew the major franchise agreements when the then current five-year terms came to an end. Such motion for summary judgment was granted in March 2001 and upheld on appeal. HRB Royalty notified the plaintiff major franchisees in 2000 that it did not intend to renew their franchise agreements at the expiration of the then current renewal terms and that the agreements would terminate at those times. The renewal dates varied among the franchisees. Pursuant to the franchise agreements, HRB Royalty must pay a “fair and equitable price” to the franchisee for the franchisee’s franchise business, and such price must be no less than 80% of the franchisee’s revenues for the most recent 12 months ended April 30, plus the value of equipment and supplies, and certain off-season expenses. The Circuit Court ruled in May 2003 that major franchise agreements with renewal terms scheduled to expire prior to July 1, 2003, will expire on July 1, 2003, and other major franchise agreements will expire as the renewal terms expire commencing in September 2003 and ending in fiscal year 2005. The Court ordered defendants to pay for the franchise businesses as provided in the franchise agreements on the applicable dates of expiration. During the six months ended October 31, 2003, franchise agreements of twelve major franchisees expired and subsidiaries of the Company acquired and began operating tax preparation businesses as company-owned operations in the franchise territories of ten former major franchisees. With respect to the two other franchisees with expired franchise agreements, one franchisee entered into a new franchise agreement with a limited term and one franchisee continued litigation challenging the expiration of the franchise agreement. Cash payments of $118,828 were made or accrued related to these former major franchises during the six months ended October 31, 2003.

In Smith, plaintiffs’ claims against the Company and its subsidiaries remain in the trial court. In their second amended petition, the plaintiffs seek in excess of $20,000 in actual damages, punitive damages, unspecified statutory damages, declaratory, injunctive and other relief, including attorneys’ fees under allegations of breach of contract, breach of the covenant of good faith and fair dealing, unfair business practices, state anti-trust violations, breach of fiduciary duty, prima facie tort, violations of various state franchise statutes, fraud and misrepresentation, waiver and estoppel, ambiguity and reformation, relief with respect to a post-termination covenant not to compete in the franchise agreements, and a request for a fair and equitable payment upon nonrenewal of the franchise agreements. The major franchisees allege, among other things, that the sale of TaxCut® income tax return preparation software and online tax services and the purchase of accounting firms encroached on their exclusive franchise territories. The defendants believe that the allegations against them are without merit and continue to defend the case vigorously. Management believes that amounts, if any, required to be paid by the Company and its subsidiaries in the discharge of liabilities or settlements relating to these claims of the plaintiffs in this litigation will not have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position.

In August 2003, a subsidiary of the Company entered into a transaction with one of the former major franchisees whose franchise agreements expired in the first quarter, pursuant to which such subsidiary acquired the stock of the franchisee and the franchisee released the Company and its affiliates from any further liability regarding additional payments under the major franchise agreements. With the exceptions of the former franchisee that executed a release and the franchisee that entered into a new franchise agreement, the court will determine if any additional payments are required for these franchise businesses.

The first trial involving one of the plaintiffs in the Smith litigation was held in October 2003. At the conclusion of this trial, the jury rendered a verdict and the court entered a judgment requiring the Company to make an additional payment of $3,197 for the franchise business. As of October 31, 2003, the Company recorded this liability in accounts payable, accrued expenses and other on the condensed consolidated balance sheet. The original payment for the franchise business made in the first quarter of fiscal year 2004 was $4,955. This trial also involved the issues relating to that plaintiff’s claims for damages against the Company. The jury rendered a verdict of $921 in favor of the plaintiff on the plaintiff’s claims against the Company. The outcome of the trial is subject to post-trial motions and possible appeals. The next trial to take place as a part of the Smith litigation is scheduled for May 2004.

In addition to the aforementioned cases, the Company and its subsidiaries have from time to time been party to claims and lawsuits arising out of such subsidiaries’ business operations, including other claims and lawsuits relating to RALs, and claims and lawsuits concerning the preparation of customers’ income tax returns, the electronic filing of income tax returns, the fees charged customers for various services, the Peace of Mind guarantee program associated with income tax return preparation services, relationships with franchisees and contract disputes. Such lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. The Company’s management considers these cases to be ordinary, routine litigation incidental to its business, believes the Company and its subsidiaries have meritorious defenses to each of them and is defending, or intends to defend, them vigorously. While management cannot provide assurance the Company and its subsidiaries will ultimately prevail in each instance, management believes that amounts, if any, required to be paid by the Company and its subsidiaries in the discharge of liabilities or settlements will not have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position. Regardless of outcome, claims and litigation can adversely affect the Company and its subsidiaries due to defense costs, diversion of management and publicity related to such matters.

It is the Company’s policy to accrue for amounts related to legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. Many of the various legal proceedings are covered in whole, or in part, by insurance.

12.	Segment Information

Information concerning the Company’s operations by reportable operating segment for the three and six months ended October 31, 2003 and 2002 is as follows:

	Three months ended			Six months ended

	July 31,	October 31,	October 31,	October 31,

	2003	2003	2002	2003	2002

Revenues:
U.S. Tax Operations	$40,522	$47,189	$33,429	$87,711	$56,715
Mortgage Operations	302,895	351,156	274,588	654,051	524,894
Business Services	98,499	109,024	97,883	207,523	193,197
Investment Services	56,987	52,703	50,027	109,690	108,690
International Tax Operations	5,459	19,095	15,326	24,554	19,609
Corporate Operations	1,328	688	143	2,016	(343)

	$505,690	$579,855	$471,396	$1,085,545	$902,762

Income (loss) from:
U.S. Tax Operations	$(93,172)	$(130,938)	$(152,299)	$(224,110)	$(246,329)
Mortgage Operations	163,829	184,026	153,520	347,855	300,605
Business Services	(6,679)	(2,732)	(3,785)	(9,411)	(8,058)
Investment Services	(13,757)	(15,336)	(27,936)	(29,093)	(60,733)
International Tax Operations	(6,408)	555	(250)	(5,853)	(6,701)
Corporate Operations	(24,984)	(18,441)	(31,495)	(43,425)	(56,935)

Income (loss) before taxes	$18,829	$17,134	$(62,245)	$35,963	$(78,151)

Results for the quarter ended July 31, 2003 have been restated for the adoption of EITF 00-21.

13.	New Accounting Pronouncements

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

The provisions of FIN 46 apply immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB issued a staff position delaying the effective date of the consolidation requirements of FIN 46 under certain circumstances to periods ending on or after December 15, 2003 for entities created before February 1, 2003.

The Mortgage Operations segment has an interest in certain QSPEs it currently does not consolidate, which are exempt from the provisions of FIN 46. The Company is continuing its evaluation of interests in potential VIEs, and will continue to monitor additional guidance as provided by the FASB on this standard.

EITF 00-21
In August 2003, the Company adopted EITF 00-21. EITF 00-21 requires consideration received in connection with arrangements involving multiple revenue generating activities be measured and allocated to each separate unit of accounting in the arrangement. Revenue recognition is determined separately for each unit of accounting within the arrangement. EITF 00-21 impacts revenue and expense recognition related to tax preparation in the Company’s premium tax offices where Peace of Mind (POM) guarantees are included in the price of a completed tax return. Prior to the adoption of EITF 00-21, revenues and expenses related to POM guarantees at premium offices were recorded in the same period as tax preparation revenues. Beginning May 1, 2003, revenues and direct expenses related to POM guarantees are now initially deferred and recognized over the guarantee period in proportion to POM claims paid. As a result of the adoption of EITF 00-21, the Company recorded a cumulative effect of a change in accounting principle of $6,359, net of taxes of $4,031, as of May 1, 2003. The Company’s results of operations for the three months ended July 31, 2003 have been restated to reflect the cumulative effect of a change in accounting principle as of May 1, 2003 and to reflect the recognition of deferred revenues and expenses for the three months ended July 31, 2003.

Restated results for the three months ended July 31, 2003 and pro forma results, as if EITF 00-21 had been applied during each period, for the three months ended July 31, 2002 and October 31, 2002 and the six months ended October 31, 2002 are as follows:

	Three months ended July 31,

	2003		2002

	As reported	Restated	As reported	Pro forma

Revenues	$494,843	$505,690	$431,366	$442,757

Income (loss) before taxes	17,297	18,829	(15,906)	(13,514)
Net income (loss) before cumulative effect of change in accounting principle	10,582	11,519	(9,544)	(8,109)
Cumulative effect of change in accounting principle	—	(6,359)	—	—

Net income (loss)	$10,582	$5,160	$(9,544)	$(8,109)

Basic and diluted earnings (loss) per share	$.06	$.03	$(.05)	$(.04)

	Three months ended		Six months ended

	October 31, 2002		October 31, 2002

	As reported	Pro forma	As reported	Pro forma

Revenues	$471,396	$481,003	$902,762	$923,760

Loss before taxes	(62,245)	(60,744)	(78,151)	(74,258)
Net loss	$(37,347)	$(36,446)	$(46,891)	$(44,555)

Basic and diluted loss per share	$(.21)	$(.20)	$(.26)	$(.25)

Revenues recognized during the three months ended July 31, 2003 and October 31, 2003 and the six months ended October 31, 2003, which were initially recognized in prior periods and reversed as part of the cumulative effect of a change in accounting principle, totaled $10,847, $9,578 and $20,425, respectively.

Exposure Draft — Amendment of SFAS 140
The FASB has decided to reissue its exposure draft, “Qualifying Special Purpose Entities and Isolation of Transferred Assets, an Amendment of FASB Statement No. 140,” during the first quarter of calendar year 2004. The purpose of the proposal is to provide more specific guidance on the accounting for transfers of financial assets to a QSPE.

Provisions in the first exposure draft, if adopted, may have required the Company to consolidate its current QSPEs (the Trusts) established in its Mortgage Operations segment. As of October 31, 2003, the Trusts had assets and liabilities of $3,811,085. The provisions of the exposure draft are subject to FASB due process and are subject to change. The Company will continue to monitor the status of the exposure draft, and consider changes to current structures to comply with the proposed rules.

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

Condensed Consolidating Income Statements

	Three months ended October 31, 2003

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$407,279	$172,638	$(62)	$579,855

Expenses:
Compensation & benefits	—	114,390	141,352	22	255,764
Occupancy & equipment	—	19,810	62,504	—	82,314
Interest	—	11,612	8,288	—	19,900
Depreciation & amortization	—	18,391	21,689	—	40,080
Marketing & advertising	—	9,831	12,016	(164)	21,683
Supplies, freight & postage	—	3,684	10,503	—	14,187
Other	—	90,981	39,060	(84)	129,957

	—	268,699	295,412	(226)	563,885

Operating income (loss)	—	138,580	(122,774)	164	15,970
Other income, net	17,134	—	1,164	(17,134)	1,164

Income (loss) before taxes (benefit)	17,134	138,580	(121,610)	(16,970)	17,134
Income taxes (benefit)	6,758	56,410	(49,716)	(6,694)	6,758

Net income (loss)	$10,376	$82,170	$(71,894)	$(10,276)	$10,376

	Three months ended October 31, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$326,054	$145,384	$(42)	$471,396

Expenses:
Compensation & benefits	—	98,007	131,197	91	229,295
Occupancy & equipment	—	17,256	54,175	—	71,431
Interest	—	16,004	6,694	—	22,698
Depreciation & amortization-		19,066	17,429	—	36,495
Marketing & advertising	—	8,039	12,934	(155)	20,818
Supplies, freight & postage	—	4,660	9,192	—	13,852
Impairment of goodwill	—	6,000	—	—	6,000
Other	—	55,437	78,190	(132)	133,495

	—	224,469	309,811	(196)	534,084

Operating income (loss)	—	101,585	(164,427)	154	(62,688)
Other income, net	(62,245)	—	443	62,245	443

Income (loss) before taxes (benefit)	(62,245)	101,585	(163,984)	62,399	(62,245)
Income taxes (benefit)	(24,898)	32,099	(57,060)	24,961	(24,898)

Net income (loss)	$(37,347)	$69,486	$(106,924)	$37,438	$(37,347)

	Six months ended October 31, 2003

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$772,610	$313,039	$(104)	$1,085,545

Expenses:
Compensation & benefits	—	218,079	262,824	66	480,969
Occupancy & equipment	—	38,797	119,668	—	158,465
Interest	—	24,463	18,633	—	43,096
Depreciation & amortization	—	36,092	39,918	—	76,010
Marketing & advertising	—	16,441	15,679	(329)	31,791
Supplies, freight & postage	—	8,101	14,640	—	22,741
Other	—	161,885	77,654	(170)	239,369

	—	503,858	549,016	(433)	1,052,441

Operating income (loss)	—	268,752	(235,977)	329	33,104
Other income, net	35,963	—	2,859	(35,963)	2,859

Income (loss) before taxes (benefit)	35,963	268,752	(233,118)	(35,634)	35,963
Income taxes (benefit)	14,068	109,551	(95,612)	(13,939)	14,068

Net income (loss) before change in accounting	21,895	159,201	(137,506)	(21,695)	21,895
Cumulative effect of change in accounting	(6,359)	—	(6,359)	6,359	(6,359)

Net income (loss)	$15,536	$159,201	$(143,865)	$(15,336)	$15,536

	Six months ended October 31, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$636,957	$265,950	$(145)	$902,762

Expenses:
Compensation & benefits	—	189,392	249,768	323	439,483
Occupancy & equipment	—	31,419	104,874	—	136,293
Interest	—	33,730	11,242	—	44,972
Depreciation & amortization	—	37,537	34,531	—	72,068
Marketing & advertising	—	12,562	17,751	(309)	30,004
Supplies, freight & postage	—	8,557	13,761	—	22,318
Goodwill impairment	—	24,000	—	—	24,000
Other	—	109,160	105,017	(468)	213,709

	—	446,357	536,944	(454)	982,847

Operating income (loss)	—	190,600	(270,994)	309	(80,085)
Other income, net	(78,151)	—	1,934	78,151	1,934

Income (loss) before taxes (benefit)	(78,151)	190,600	(269,060)	78,460	(78,151)
Income taxes (benefit)	(31,260)	76,364	(107,748)	31,384	(31,260)

Net income (loss)	$(46,891)	$114,236	$(161,312)	$47,076	$(46,891)

Condensed Consolidating Balance Sheets

	October 31, 2003

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$158,659	$102,671	$—	$261,330
Cash & cash equivalents - restricted	—	559,715	11,448	—	571,163
Receivables from customers, brokers and dealers, net	—	584,721	—	—	584,721
Receivables, net	2,393	173,556	164,845	—	340,794
Intangible assets and goodwill, net	—	476,441	703,800	—	1,180,241
Investments in subsidiaries	3,593,778	215	797	(3,593,778)	1,012
Other assets	(240)	1,156,433	365,205	717	1,522,115

Total assets	$3,595,931	$3,109,740	$1,348,766	$(3,593,061)	$4,461,376

Notes payable	$—	$124,630	$—	$—	$124,630
Accts. payable to customers, brokers and dealers	—	999,009	—	—	999,009
Long-term debt	—	747,875	59,863	—	807,738
Other liabilities	2	413,318	580,782	—	994,102
Net intercompany advances	2,060,032	(215,954)	(1,844,465)	387	—
Stockholders’ equity	1,535,897	1,040,862	2,552,586	(3,593,448)	1,535,897

Total liabilities and stockholders’ equity	$3,595,931	$3,109,740	$1,348,766	$(3,593,061)	$4,461,376

	April 30, 2003

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$180,181	$695,172	$—	$875,353
Cash & cash equivalents - restricted	—	420,787	17,455	—	438,242
Receivables from customers, brokers and dealers, net	—	517,037	—	—	517,037
Receivables, net	168	171,612	231,417	—	403,197
Intangible assets and goodwill, net	—	491,091	564,989	—	1,056,080
Investments in subsidiaries	3,546,734	215	1,105	(3,546,734)	1,320
Other assets	(1,321)	1,019,118	293,930	949	1,312,676

Total assets	$3,545,581	$2,800,041	$1,804,068	$(3,545,785)	$4,603,905

Accts. payable to customers, brokers and dealers	$—	$862,694	$—	$—	$862,694
Long-term debt	—	747,550	74,752	—	822,302
Other liabilities	2,654	360,125	892,457	(36)	1,255,200
Net intercompany advances	1,879,218	(37,776)	(1,841,943)	501	—
Stockholders’ equity	1,663,709	867,448	2,678,802	(3,546,250)	1,663,709

Total liabilities and stockholders’ equity	$3,545,581	$2,800,041	$1,804,068	$(3,545,785)	$4,603,905

Condensed Consolidating Statements of Cash Flows

	Six months ended October 31, 2003

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$6,269	$(93,412)	$(376,207)	$—	$(463,350)

Cash flows from investing:
Purchase of AFS securities	—	—	(9,557)	—	(9,557)
Cash received on residuals	—	68,850	—	—	68,850
Sales of AFS securities	—	10,827	2,894	—	13,721
Purchase property & equipment	—	(10,212)	(33,379)	—	(43,591)
Payments for business acq	—	—	(123,337)	—	(123,337)
Net intercompany advances	180,814	—	—	(180,814)	—
Other, net	—	5,873	(3,346)	—	2,527

Net cash provided by (used in) investing activities	180,814	75,338	(166,725)	(180,814)	(91,387)

Cash flows from financing:
Repayments of notes payable	—	(499,771)	—	—	(499,771)
Proceeds from notes payable	—	624,401	—	—	624,401
Proceeds from securitization financing	—	50,100	—	—	50,100
Payments on acquisition debt	—	—	(45,100)	—	(45,100)
Dividends paid	(68,087)	—	—	—	(68,087)
Acquisition of treasury shares	(178,847)	—	—	—	(178,847)
Proceeds from issuance of common stock	59,851	—	—	—	59,851
Net intercompany advances	—	(178,178)	(2,636)	180,814	—
Other, net	—	—	(1,833)	—	(1,833)

Net cash provided by (used in) financing activities	(187,083)	(3,448)	(49,569)	180,814	(59,286)

Net decrease in cash	—	(21,522)	(592,501)	—	(614,023)
Cash — beginning of period	—	180,181	695,172	—	875,353

Cash — end of period	$—	$158,659	$102,671	$—	$261,330

	Six months ended October 31, 2002

	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities	$19,163	$(1,181)	$(367,810)	$—	$(349,828)

Cash flows from investing:
Purchase of AFS securities	—	—	(7,692)	—	(7,692)
Cash received on residuals	—	103,885	—	—	103,885
Sales of AFS securities	—	—	7,946	—	7,946
Purchase property & equipment	—	(7,486)	(49,517)	—	(57,003)
Payments for business acq	—	—	(21,397)	—	(21,397)
Net intercompany advances	261,247	—	—	(261,247)	—
Other, net	—	(556)	(2,257)	—	(2,813)

Net cash provided by (used in) investing activities	261,247	95,843	(72,917)	(261,247)	22,926

Cash flows from financing:
Repayments of notes payable	—	(6,430,067)	—	—	(6,430,067)
Proceeds from notes payable	—	6,911,680	—	—	6,911,680
Payments on acquisition debt	—	—	(47,995)	—	(47,995)
Dividends paid	(61,474)	—	—	—	(61,474)
Acquisition of treasury shares	(313,603)	—	—	—	(313,603)
Proceeds from issuance of common stock	94,667	—	—	—	94,667
Net intercompany advances	—	(670,362)	409,115	261,247	—
Other, net	—	—	(1,536)	—	(1,536)

Net cash provided by (used in) financing activities	(280,410)	(188,749)	359,584	261,247	151,672

Net decrease in cash	—	(94,087)	(81,143)	—	(175,230)
Cash — beginning of period	—	197,959	238,186	—	436,145

Cash — end of period	$—	$103,872	$157,043	$—	$260,915

15.	Subsequent Event

On November 25, 2003, the Company declared a cash dividend of $.20 per share to shareholders of record as of December 12, 2003, payable on January 2, 2004.

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

H&R Block’s Vision:

To be the world’s leading provider of financial services
through tax and accounting-based advisory relationships.

Key to achieving the Company’s mission and vision is enhancing client experiences through consistent delivery of valuable services and advice. The Company believes offering advice facilitates a financial partnership and increases client satisfaction and retention. New products and services are continually introduced to bring additional value to the overall experience and allow clients to reach their financial objectives. Operating in multiple lines of business allows the Company to serve the changing financial needs of all its customers. The Company carries out its mission and vision through the following reportable operating segments:

U.S. Tax Operations: This segment primarily consists of the Company’s income tax preparation businesses. Retail tax offices served 16.5 million taxpayers in fiscal year 2003 — more than any other personal tax services company. This segment also served 2.1 million clients through TaxCut tax preparation software (includes only federal e-filings) and online tax preparation in fiscal year 2003. By offering professional and do-it-yourself tax preparation options, the Company can serve its clients how they choose to be served.

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

Consolidated H&R Block, Inc.

Consolidated H&R Block, Inc. — Three-Month Results

(in 000s, except per share amounts)

	Three months ended

	October 31, 2003	October 31, 2002	July 31, 2003

Revenues	$579,855	$471,396	$505,690

Pretax income (loss)	17,134	(62,245)	18,829

Net income (loss) before change in accounting principle	10,376	(37,347)	11,519
Cumulative effect of change in accounting principle	—	—	(6,359)

Net income (loss)	$10,376	$(37,347)	$5,160

Basic earnings (loss) per share:
Before change in accounting principle	$.06	$(.21)	$.06

Net income (loss)	$.06	$(.21)	$.03

Diluted earnings (loss) per share:
Before change in accounting principle	$.06	$(.21)	$.06

Net income (loss)	$.06	$(.21)	$.03

Results for the quarter ended July 31, 2003 have been restated for the adoption of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21).

Overview

A summary of the Company’s results for the three months ended October 31, 2003 is as follows:
•	Net income was $10.4 million, compared to a net loss of $37.3 million in the prior year.

•	Revenues grew $108.5 million, or 23.0%, over the prior year.
•	U.S. Tax Operations’ revenues increased $13.8 million, or 41.2%, primarily due to increased Peace of Mind revenues related to the adoption of EITF 00-21, while expenses decreased 4.1%, primarily as a result of a litigation reserve recorded in the prior year.
•	Mortgage Operations’ revenues and pretax earnings increased $76.6 million and $30.5 million, respectively, over the prior year and $48.3 million and $20.2 million, respectively, over the preceding quarter.
•	Mortgage originations totaled $6.3 billion, an increase of 63.5% over the prior year and 19.4% over the preceding quarter. Execution pricing on sales of mortgage assets declined to 3.87% from 4.78% in the prior year and 4.42% in the preceding quarter.
•	Investment Services’ pretax results improved 45.1% due primarily to a $6.0 million goodwill impairment charge recorded in the prior year.

Consolidated H&R Block, Inc. — Six-Month Results

(in 000s, except per share amounts)

	Six months ended

	October 31, 2003	October 31, 2002

Revenues	$1,085,545	$902,762

Pretax income (loss)	35,963	(78,151)

Net income (loss) before change in accounting principle	21,895	(46,891)
Cumulative effect of change in accounting principle	(6,359)	—

Net income (loss)	$15,536	$(46,891)

Basic earnings (loss) per share:
Before change in accounting principle	$.12	$(.26)

Net income (loss)	$.09	$(.26)

Diluted earnings (loss) per share:
Before change in accounting principle	$.12	$(.26)

Net income (loss)	$.09	$(.26)

Overview

A summary of the Company’s results for the six months ended October 31, 2003 is as follows:
•	Net income was $15.5 million, compared to a net loss of $46.9 million in the prior year.
•	Revenues grew $182.8 million, or 20.2%, over the prior year.
•	U.S. Tax Operations’ revenues increased $31.0 million, or 54.7%, primarily due to increased Peace of Mind revenues related to the adoption of EITF 00-21.
•	Mortgage Operations’ revenues and pretax earnings increased $129.2 million and $47.3 million, respectively, over the prior year.
•	Mortgage originations totaled $11.7 billion, an increase of 60.7% over the prior year.
•	Investment Services’ pretax results improved 52.1% due primarily to a $24.0 million goodwill impairment charge recorded in the prior year.

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

TaxCut from H&R Block enables do-it-yourself users to prepare their federal and state tax returns easily and accurately. Several versions of the software are available to suit the needs of individual users, including TaxCut Standard, TaxCut Deluxe (includes free state and electronic filing), TaxCut Platinum for more complex returns and TaxCut Home & Business for small business owners. Other personal productivity software packages are also offered, including H&R Block Deduction Pro, WillPower and Home & Business Attorney.

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

During the six months ended October 31, 2003, subsidiaries of the Company began operating income tax return preparation businesses in the franchise territories previously operated by ten of its former major franchisees. As a result of these operations, the company expects to have 476 more company-owned and 238 more regular franchise offices for the upcoming tax season. The final purchase prices are pending litigation or settlement. Preliminary purchase price allocations have been made and will be adjusted upon determination of the final purchase price. The results for the three and six months ended October 31, 2003 include compensation, occupancy, legal, amortization and other expenses related to the commencement of company-owned operations in the former franchise territories totaling $12.8 million and $13.2 million, respectively.

Financial results for the three months ended July 31, 2003 have been restated as a result of the adoption of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), as it relates to the Peace of Mind (POM) guarantee program. See note 13 to the condensed consolidated financial statements for additional information.

U.S. Tax Operations — Three-Month Results

(in 000s)

	Three months ended

	October 31, 2003	October 31, 2002	July 31, 2003

Tax preparation and related fees	$12,792	$13,370	$11,839
Royalties	1,651	1,402	1,036
RAL waiver fees	1,446	—	4,114
Software sales	933	560	260
Online tax services	430	242	556
Peace of Mind revenue	17,658	6,775	19,909
Other	12,279	11,080	2,808

Total revenues	47,189	33,429	40,522

Compensation and benefits	35,927	36,677	27,340
Occupancy and equipment	44,286	37,241	40,280
Depreciation and amortization	10,781	6,387	7,842
Cost of software sales	723	295	251
Supplies, freight and postage	3,947	4,204	1,183
Legal	11,101	45,947	3,782
Other	27,050	16,373	20,382
Allocated corporate and shared costs:
Information technology	22,908	18,524	19,655
Marketing	5,634	6,732	2,749
Finance	4,708	4,760	3,555
Supply	4,886	3,284	2,084
Other	6,176	5,304	4,591

Total expenses	178,127	185,728	133,694

Pretax loss	$(130,938)	$(152,299)	$(93,172)

Three months ended October 31, 2003 compared to October 31, 2002

U.S. Tax Operations’ revenues increased $13.8 million, or 41.2%, for the three months ended October 31, 2003, compared to the three months ended October 31, 2002.

Tax preparation and related fees decreased $0.6 million, or 4.3%, for the three months ended October 31, 2003. This decrease is primarily due to a 2.6% decrease in the average charge, net of discounts, offset by a 7.3% increase in tax returns prepared. The net average charge decreased to $185.47 in the current quarter compared to $190.37 last year. Average charge is calculated as tax preparation and filing fees, less discounts if applicable, divided by the number of clients served. Tax returns prepared in company-owned offices during the current quarter were 75 thousand, compared to 70 thousand in the prior year.

During fiscal year 2003, the Company entered into an agreement with Household Tax Masters, Inc. (Household), whereby the Company waived its right to purchase any participation interests in and receive license fees for RALs during the period January 1 through April 30, 2003. In consideration for waiving these rights the Company received a series of payments from Household in fiscal year 2003, subject to certain adjustments in fiscal year 2004 based on delinquency rates. During the three months ended October 31, 2003 the Company recorded additional revenues of $1.4 million based on projected delinquency rates through December 31, 2003. The waiver agreement with Household was a one-year agreement. The final payment is expected to be received in January 2004, based on actual delinquency rates as of December 31, 2003. The Company intends to participate in RALs during the upcoming tax season.

POM revenues for the three months ended October 31, 2003 increased $10.9 million, or 160.6%, due to the adoption of EITF 00-21. Prior to the adoption of EITF 00-21, revenues related to POM guarantees in premium offices were recorded within tax preparation revenues. With the adoption of EITF 00-21, the revenues are deferred and recognized over the guarantee period. The increase over the prior year is a result of the amortization of larger deferred revenue balances established as part of the cumulative effect of a change in accounting principle.

Total expenses for the three months ended October 31, 2003 were $178.1 million, down $7.6 million, or 4.1%, from the prior year. The decrease from the prior year is a result of a litigation settlement recorded in the prior year and effective off-season cost controls. These decreases were partially offset by additional costs from the commencement of company-owned operations in former major franchise territories. Legal expenses declined $34.8 million, or 75.8%, primarily due to the Texas RAL litigation reserve of $41.7 million recorded in the previous year, partially offset by legal costs incurred related to other open litigation. Occupancy and equipment costs increased $7.0 million over the prior year, due to increases of 215 in company-owned offices under lease and offices related to the former major franchise territories. Depreciation and amortization expenses increased in conjunction with additional equipment purchased for new office locations opened during the period. Amortization of intangible assets increased $1.7 million due to the acquisition of assets from former major franchisees. Other expenses in the current quarter increased $10.7 million over last year. The increase was primarily due to $5.6 million of additional POM expenses related to the adoption of EITF 00-21. Additionally, travel and consulting expenses increased by $1.6 million and $1.2 million, respectively. Information technology expenses increased $4.4 million, or 23.7%, for the quarter ended October 31, 2003, primarily due to additional technology projects.

The pretax loss of $130.9 million for the three months ended October 31, 2003, represents a 14.0% improvement over the prior year loss of $152.3 million.

Due to the seasonal nature of this segment’s business, operating results for the three months ended October 31, 2003 are not comparable to the three months ended July 31, 2003 and are not indicative of the expected results for the entire fiscal year.

U.S. Tax Operations — Six-Month Results

(in 000s)

	Six months ended

	October 31, 2003	October 31, 2002

Tax preparation and related fees	$24,631	$24,378
Royalties	2,687	2,318
RAL waiver fees	5,560	—
Software sales	1,193	1,431
Online tax services	986	519
Peace of Mind revenue	37,567	14,326
Other	15,087	13,743

Total revenues	87,711	56,715

Compensation and benefits	63,267	63,211
Occupancy and equipment	84,566	74,431
Depreciation and amortization	18,623	12,525
Cost of software sales	974	569
Supplies, freight and postage	5,130	5,752
Legal	14,883	48,305
Other	47,432	26,897
Allocated corporate and shared costs:
Information technology	42,563	34,226
Marketing	8,383	11,801
Finance	8,263	8,968
Supply	6,970	5,585
Other	10,767	10,774

Total expenses	311,821	303,044

Pretax loss	$(224,110)	$(246,329)

Six months ended October 31, 2003 compared to October 31, 2002

U.S. Tax Operations’ revenues increased $31.0 million, or 54.7%, for the six months ended October 31, 2003, compared to the six months ended October 31, 2002.

Tax preparation and related fees increased slightly for the six months ended October 31, 2003, as a result of a 2.2% increase in the average charge, net of discounts, and a 1.7% increase in tax returns prepared. The net average charge increased to $171.36 in the current period compared to $167.68 last year. Tax returns prepared in company-owned offices during the current period were 162 thousand, compared to 159 thousand in the prior year.

During the six months ended October 31, 2003 the Company recorded revenues of $5.6 million in conjunction with the RAL waiver agreement with Household based on projected delinquency rates through December 31, 2003.

POM revenues for the six months ended October 31, 2003 increased $23.2 million, or 162.2%, principally due to the adoption of EITF 00-21.

Total expenses for the six months ended October 31, 2003 were $311.8 million, up $8.8 million, or 2.9%, from the prior year. The increase over the prior year is primarily a result of the costs of additional offices and the commencement of company-owned operations in former major franchise territories. These increased costs were offset by lower legal expenses as a result of a prior year litigation settlement, and effective off-season cost controls. Occupancy and equipment costs increased $10.1 million due to increases of 215 in company-owned offices under lease and offices related to the former major franchise territories. Depreciation and amortization expenses increased in conjunction with additional equipment purchased for new office locations opened during the period. Amortization of intangible assets increased $1.7 million due to the acquisition of assets from former major franchisees. Other expenses in the current period increased $20.5 million over last year. The increase was primarily due to $11.8 million of additional POM expenses related to the adoption of EITF 00-21, and $4.2 million of additional interest accretion related to a legal settlement. Additionally, consultant fees and travel expenses increased $3.0 million and $1.4 million, respectively. Information technology expenses increased $8.3 million, or 24.4%, for the six months ended October 31, 2003, primarily due to additional technology projects. Offsetting these increases, legal expenses declined $33.4 million, or 69.2%, primarily due to the Texas RAL litigation reserve of $41.7 million recorded in the previous year, partially offset by legal costs incurred related to other open litigation.

The pretax loss of $224.1 million for the six months ended October 31, 2003, represents a 9.0% improvement over the prior year loss of $246.3 million.

Mortgage Operations

This segment is primarily engaged in the origination of non-prime mortgage loans, sales and securitizations of mortgage assets and servicing of non-prime loans. Revenues consist of proceeds from sales and securitizations of loans and related assets, accretion on residual interests, loan servicing fees and interest received on loans.

Substantially all non-prime mortgage loans originated are sold daily to qualifying special purpose entities (Trusts). The Company removes the mortgage loans from its balance sheet and records the gain on the sale, cash and a receivable which represents the ultimate expected outcome from the disposition of the loans by the Trusts. The Trusts, as directed by the third-party beneficial interest holders, either sell the loans directly to third-party investors or back to the Company’s securitization entity to pool the loans for securitization, depending on market conditions.

In a securitization transaction, the Trusts transfer the loans to a special purpose entity, which is a consolidated subsidiary of the Company, and the Company simultaneously transfers the loans and its receivable, and the right to receive all payments on the loans, to a securitization trust. The securitization trust meets the definition of a qualifying special purpose entity (QSPE) and is therefore not consolidated by the Company. The securitization trust issues bonds, which are supported by cash flows from the pooled loans, to third-party investors. The Company retains an interest in the loans in the form of a residual interest (including overcollateralization (OC) accounts and uncertificated interests) and usually assumes first risk of loss for credit losses in the loan pool. As the cash flows of the underlying loans and market conditions change, the value of the Company’s residual interests may also change, resulting in either additional unrealized gains or impairment of the residual interests.

To accelerate cash flows from its residual interests, the Company securitizes the majority of its residual interests in net interest margin (NIM) transactions. In a NIM transaction, residual interests are normally transferred to another QSPE (NIM trust), which then issues bonds to third-party investors. In the second quarter of fiscal year 2004, the Company completed a NIM transaction with a special purpose entity (SPE) that did not qualify as a QSPE and, therefore the SPE has been consolidated and the transaction was accounted for as a secured financing (on-balance sheet securitization).

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

Substantially all non-prime loans originated and subsequently sold or securitized are transferred with servicing rights retained. Servicing activities include processing of mortgage loan payments and the administration of mortgage loans, with loan servicing fees received monthly over the life of the mortgage loans. The Company has traditionally received a servicing fee of 50 basis points per annum on the outstanding principal balance of loans sold or securitized, as well as the right to receive certain ancillary income including, but not limited to, late fees. In recent transactions, step-servicing fee structures have been implemented. The purpose of step-servicing is to better match the stream of incoming servicing revenues against the related servicing expenses. Generally, the cost to service a pool of loans is lower immediately after origination and increases as the related loan pool ages. Recent step-servicing fee structures provide the company with a servicing fee of 30 basis points per annum for the first 10 months of servicing, 40 basis points per annum for the next 20 months of servicing and 65 basis points for the remainder of the servicing term.

Prime mortgage loans are sold in whole loan sales, servicing rights released, to third-party buyers.

Market interest rates have begun to increase after a sustained period of declining rates. In a rising interest rate environment the Company expects its profit margins will narrow from their historically high levels due to less favorable loan execution pricing. Actual execution pricing on sales of mortgage assets declined to 3.87% during the three months ended October 31, 2003 compared to 4.78% in the prior year. As such, growth in pretax income for the mortgage operations segment is expected to be more moderate or perhaps decline from results (excluding a $130.9 million gain on sale of NIM residual interests) for the fiscal year ended April 30, 2003.

Mortgage Operations — Three-Month Statistics

(dollars in 000s)

	Three months ended

	October 31, 2003	October 31, 2002	July 31, 2003

Number of loans originated:
Wholesale (non-prime)	36,233	21,536	28,494
Retail: Prime	1,944	3,089	4,005
Non-prime	4,110	2,754	3,004

Total	42,287	27,379	35,503

Volume of loans originated:
Wholesale (non-prime)	$5,603,118	$3,083,895	$4,405,224
Retail: Prime	247,661	444,469	540,326
Non-prime	492,977	351,694	365,331

Total	$6,343,756	$3,880,058	$5,310,881

Loan sales	$6,330,449	$3,821,649	$5,301,341
Weighted average FICO score (2)	611	604	607
Execution price — Net gain on sale (1)	3.87%	4.78%	4.42%
Weighted average interest rate for borrowers (2)	7.51%	8.24%	7.54%
Weighted average loan-to-value (2)	78.2%	79.1%	78.3%

(1)	Defined as total premium received divided by total balance of loans delivered to third party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).
(2)	Represents non-prime production.

Mortgage Operations — Three-Month Results

(in 000s)

	Three months ended

	October 31, 2003	October 31, 2002	July 31, 2003

Components of gains on sales:
Gains on sales of mortgage assets	$220,652	$155,079	$203,382
Impairment of residual interests	(363)	(3,702)	(10,743)

Total gains on sales	220,289	151,377	192,639
Loan servicing revenue	51,659	41,325	48,317
Accretion income	36,843	54,092	34,063
Interest income	41,858	27,429	27,274
Other	507	365	602

Total revenues	351,156	274,588	302,895

Compensation and benefits	77,152	62,226	65,483
Servicing and processing	26,609	16,606	25,251
Occupancy and equipment	12,589	10,364	11,558
Bad debt expense	12,226	3,296	9,514
Other	38,554	28,576	27,260

Total expenses	167,130	121,068	139,066

Pretax income	$184,026	$153,520	$163,829

Three months ended October 31, 2003 compared to October 31, 2002

Mortgage Operations’ revenues increased $76.6 million, or 27.9%, for the three months ended October 31, 2003 compared to the prior year. Revenue increased primarily as a result of higher production volumes.

The following table summarizes the key drivers of gains on sales of mortgage loans:

(dollars in 000s)

	Three months ended October 31,

	2003	2002

Number of sales associates (1)	2,476	2,005
Total number of applications	72,858	55,026
Closing ratio (2)	58.0%	49.8%
Total number of originations	42,287	27,379
Average loan size	$150	$142
Total originations	$6,343,756	$3,880,058
Non-prime / prime ratio	24.6 : 1	7.7 : 1
Commitments to fund loans	$3,244,958	$2,221,671
Loan sales	$6,330,449	$3,821,649
Gains on sales of mortgage assets	$220,652	$155,079
Execution price — net gain on sale (3)	3.87%	4.78%

(1)	Includes all direct sales and back office sales support associates.
(2)	Percentage of loans funded divided by total applications.
(3)	Defined as total premium received divided by total balance of loans delivered to third party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Gains on sales of mortgage loans and related assets increased $65.6 million for the three months ended October 31, 2003. The increase over last year is a result of a significant increase in loan origination volume, partially offset by a decrease in loan sale execution pricing and an increase in loan origination expenses. During the second quarter, the Company originated $6.3 billion in mortgage loans compared to $3.9 billion last year, an increase of 63.5%. The execution price on mortgage loans originated and sold decreased to 3.87% for the current quarter compared to 4.78% last year, primarily as a result of a decrease in the average interest rate during the period.

Impairments of residual interests in securitizations of $0.4 million were recognized in the current period, compared to $3.7 million for the three months ended October 31, 2002.

The following table summarizes the key drivers of loan servicing revenues:

(dollars in 000s)

	Three months ended October 31,

	2003	2002

Number of loans serviced	295,636	220,842
Average servicing portfolio	$36,825,033	$26,141,181
Average delinquency rate	6.28%	7.21%
Value of MSRs	$111,960	$99,774

Loan servicing revenues increased $10.3 million, or 25.0%, compared to the prior year. The increase reflects a higher loan servicing portfolio. The average servicing portfolio for the three-month period ended October 31, 2003 increased $10.7 billion, or 40.9%, to $36.8 billion.

Total accretion of residual interests of $36.8 million for the three months ended October 31, 2003 represents a decrease of $17.2 million from prior year accretion of $54.1 million. This decline is due to a lower average balance of related residuals, resulting primarily from the sale of previously securitized residual interests (NIM residuals) during the third quarter of fiscal year 2003.

During the second quarter of fiscal year 2004, the Company’s residual interests continued to perform better than expected compared to internal valuation models, primarily due to sustained low interest rates and more favorable prepayment and loss rates. As a result of these items, the Company recorded pretax mark-to-market write-ups, which increased the fair value of its residual interests $20.9 million during the quarter. These write-ups were recorded, net of write-downs of $10.4 million and deferred taxes of $4.0 million, in other comprehensive income and will be accreted into income throughout the remaining life of those residual interests. Future changes in interest rates or other assumptions, based on market conditions or actual loan pool performance, could cause additional adjustments to the fair value of the residual interests and could cause changes to the accretion of these residual interests in future periods. Additionally, sales of NIM residual interests would result in decreases to accretion income in future periods.

Interest income increased $14.4 million, or 52.6%, for the quarter ended October 31, 2003, primarily due to an increase in the average balance on loans held by the Trusts. This increase was offset by lower interest margin earned. Interest margin is the difference between the rate on the underlying loans and the financing costs of the Trusts. The interest margin decreased to 5.39% for the three months ended October 31, 2003, from 5.64% a year ago.

Total expenses for the three months ended October 31, 2003, increased $46.1 million, or 38.0%, over the year-ago quarter. This increase is primarily due to $14.9 million in increased compensation and benefits as a result of a 23.5% increase in sales associates needed to support higher loan production volumes. Servicing and processing expenses increased by $10.0 million as a result of a higher average servicing portfolio during the three months ended October 31, 2003. Occupancy and equipment charges increased $2.2 million due to nine additional branch offices opened since the prior year quarter ended, continued expansion of the second servicing center that opened in August 2002 and additional administrative office space. Bad debt expense increased $8.9 million primarily due to more whole loan sales than securitizations in the current year, for which higher reserves are set up at the time of sale for estimated repurchases. Whole loan sales accounted for 79% of total loan sales, compared to 72% in the prior year. Other expenses increased by $10.0 million to $38.6 million for the current quarter, primarily due to $2.0 million in increased marketing expenses and $4.5 million in increased allocated corporate and shared costs. Allocated costs increased as a result of additional insurance costs and the expensing of stock-based compensation.

Pretax income increased $30.5 million to $184.0 million for the three months ended October 31, 2003.

Three months ended October 31, 2003 compared to July 31, 2003

Mortgage Operations’ revenues increased $48.3 million, or 15.9%, for the three months ended October 31, 2003, compared to the preceding quarter.

The following table summarizes the key drivers of gains on sales of mortgage loans:

(dollars in 000s)	Three months ended

	October 31, 2003	July 31, 2003

Number of sales associates (1)	2,476	2,330
Total number of applications	72,858	62,544
Closing ratio (2)	58.0%	56.8%
Total number of originations	42,287	35,503
Average loan size	$150	$150
Total originations	$6,343,756	$5,310,881
Non-prime / prime ratio	24.6 : 1	8.8 : 1
Commitments to fund loans	$3,244,958	$2,900,917
Loan sales	$6,330,449	$5,301,341
Gains on sales of mortgage assets	$220,652	$203,382
Execution price — net gain on sale (3)	3.87%	4.42%

(1)	Includes all direct sales and back office sales support associates.
(2)	Percentage of loans funded divided by total applications.
(3)	Defined as total premium received divided by total balance of loans delivered to third party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Gains on sales of mortgage loans and related assets for both wholesale and retail increased $17.3 million to $220.7 million for the current quarter. This increase from the preceding quarter is primarily a result of a 19.4% increase in loans originated, which was partially offset by a decrease in execution price on loan sales as a result of the rising interest rate environment. The execution price on loan sales for the quarter decreased to 3.87% from 4.42% for the three months ended July 31, 2003.

Impairments of residual interests in securitizations of $0.4 million were recognized during the second quarter, compared to $10.7 million for the three months ended July 31, 2003. The first quarter impairments resulted from a decline in value of older residuals based on loan performance.

The following table summarizes the key drivers of loan servicing revenues:

(dollars in 000s)	Three months ended

	October 31, 2003	July 31, 2003

Number of loans serviced	295,636	261,344
Average servicing portfolio	$36,825,033	$32,757,225
Average delinquency rate	6.28%	6.60%
Value of MSRs	$111,960	$106,056

Loan servicing revenues increased $3.3 million, or 6.9%, compared to the first quarter of fiscal year 2004. The increase reflects a higher loan-servicing portfolio. The average servicing portfolio for the three months ended October 31, 2003 increased $4.1 billion, or 12.4%, to $36.8 billion.

Accretion of residual interests of $36.8 million represents an increase of 8.2% from the preceding quarter accretion of $34.1 million, primarily due to write-ups taken during the first quarter of fiscal year 2004.

Interest income increased $14.6 million, or 53.5%, for the quarter ended October 31, 2003, due to an increase in the average balance on loans held by the Trusts. This increase was offset by lower interest margin earned. The interest margin decreased to 5.39% during the three months ended October 31, 2003, from 5.51% in the first quarter.

Total expenses increased $28.1 million, or 20.2%, primarily due to increased compensation and benefit costs associated with the increase in sales associates. Bad debt expense increased $2.7 million primarily due to more whole loan sales than securitizations in the current quarter, which requires higher reserves to be set up at the time of sale for estimated repurchases. Whole loan sales accounted for 79% of total loan sales, compared to 57% in the first quarter. Other expenses also increased $11.3 million due to $2.7 million of additional marketing expenses, $2.3 million in additional consulting expenses and $1.2 million of additional depreciation and amortization. Allocated corporate and shared costs also increased $2.5 million, primarily due to increased insurance costs and the expensing of stock-based compensation.

Pretax income increased $20.2 million, or 12.3%, for the three months ended October 31, 2003 compared to the preceding quarter.

Mortgage Operations — Six-Month Statistics

(dollars in 000s)	Six months ended

	October 31, 2003	October 31, 2002

Number of loans originated:
Wholesale (non-prime)	64,727	42,310
Retail: Prime	5,949	4,988
Non-prime	7,114	5,133

Total	77,790	52,431

Volume of loans originated:
Wholesale (non-prime)	$10,008,341	$5,920,954
Retail: Prime	787,987	698,509
Non-prime	858,308	633,984

Total	$11,654,636	$7,253,447

Loan sales:
Loans originated and sold	$11,631,790	$7,179,379
Loans acquired and sold	—	633,953

Total	$11,631,790	$7,813,332

Weighted average FICO score(2)	609	601

Execution price — Net gain on sale(1)	4.18%	4.83%
Loans originated and sold	4.18%	4.83%
Loans acquired and sold	—%	0.18%

Total	4.18%	4.44%

Weighted average interest rate for borrowers(2)	7.53%	8.52%
Weighted average loan-to-value(2)	78.2%	79.1%

(1)	Defined as total premium received divided by total balance of loans delivered to third party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).
(2)	Represents non-prime production.

Mortgage Operations — Six-Month Results

(in 000s)	Six months ended

	October 31, 2003	October 31, 2002

Components of gains on sales:
Gains on sales of mortgage assets	$424,034	$320,517
Impairment of residual interests	(11,106)	(24,132)

Total gains on sales	412,928	296,385

Loan servicing revenue	99,976	80,275
Accretion income	70,906	92,853
Interest income	69,132	54,266
Other	1,109	1,115

Total revenues	654,051	524,894

Compensation and benefits	142,635	115,195
Servicing and processing	51,860	31,627
Occupancy and equipment	24,147	17,938
Bad debt expense	21,740	9,117
Other	65,814	50,412

Total expenses	306,196	224,289

Pretax income	$347,855	$300,605

Six months ended October 31, 2003 compared to October 31, 2002

Mortgage Operations’ revenues increased $129.2 million, or 24.6%, for the six months ended October 31, 2003 compared to the prior year. Revenue increased primarily as a result of higher production volumes.

The following table summarizes the key drivers of gains on sales of mortgage loans:

(dollars in 000s)	Six months ended October 31,

	2003	2002

Number of sales associates (1)	2,476	2,005
Total number of applications	135,402	102,661
Closing ratio (2)	57.5%	51.1%
Total number of originations	77,790	52,431
Average loan size	$150	$138
Total originations	$11,654,636	$7,253,447
Non-prime / prime ratio	13.8 : 1	9.4 : 1
Commitments to fund loans	$3,244,958	$2,221,671
Loan sales	$11,631,790	$7,813,332
Gains on sales of mortgage assets	$424,034	$320,517
Execution price — net gain on sale (3)	4.18%	4.44%

(1)	Includes all direct sales and back office sales support associates.
(2)	Percentage of loans funded divided by total applications.
(3)	Defined as total premium received divided by total balance of loans delivered to third party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Gains on sales of mortgage loans and related assets increased $103.5 million for the six months ended October 31, 2003. The increase over last year is a result of a significant increase in loan origination volume, partially offset by a decrease in loan sale execution pricing and increased loan origination expenses. During the current year, the Company originated $11.7 billion in mortgage loans compared to $7.3 billion last year, an increase of 60.7%. The execution price on mortgage loans originated and sold decreased to 4.18% for the current period compared to 4.83% last year, primarily as a result of a decrease in the average interest rate during the period.

Impairments of residual interests in securitizations of $11.1 million were recognized in the six months ended October 31, 2003, due to a decline in value of older residuals based on loan performance. Impairments of residuals for the six months ended October 31, 2002 totaled $24.1 million.

The following table summarizes the key drivers of loan servicing revenues:

(dollars in 000s)	Six months ended October 31,

	2003	2002

Number of loans serviced	295,636	220,842
Average servicing portfolio	$34,896,920	$25,707,639
Average delinquency rate	6.43%	6.92%
Value of MSRs	$111,960	$99,774

Loan servicing revenues increased $19.7 million, or 24.5%, this year. The increase reflects a higher loan servicing portfolio. The average servicing portfolio for the six months ended October 31, 2003 increased $9.2 billion, or 35.7%, to $34.9 billion.

Total accretion of residual interests of $70.9 million for the six months ended October 31, 2003 represents a decrease of $21.9 million from prior year accretion of $92.9 million. This decline is due to a lower average balance of related residuals, resulting primarily from the sale of NIM residuals during the third quarter of fiscal year 2003.

The Company recorded pretax mark-to-market write-ups on its residual interests, which increased the fair value $78.4 million during the period. These write-ups were recorded, net of write-downs of $14.3 million and deferred taxes of $24.4 million, in other comprehensive income and will be accreted into income throughout the remaining life of those residual interests. Future changes in interest rates or other assumptions, based on market conditions or actual loan pool performance, could cause additional adjustments to the fair value of the residual interests and could cause changes to the accretion of these residual interests in future periods. Additionally, sales of NIM residual interests would result in decreases to accretion income in future periods.

Interest income increased $14.9 million, or 27.4%, for the six months ended October 31, 2003, due to an increase in the average balance on loans held by the Trusts. This increase was offset by lower interest margin earned. The interest margin decreased to 5.45% during the six months ended October 31, 2003, from 5.85% a year ago.

Total expenses for the six months ended October 31, 2003, increased $81.9 million, or 36.5% over the year-ago period. This increase is primarily due to a $27.4 million increase in compensation and benefits as a result of a 23.5% increase in sales associates needed to support higher loan production volumes. Servicing and processing expenses increased by $20.2 million as a result of a higher average servicing portfolio during the six months ended October 31, 2003. Occupancy and equipment charges increased $6.2 million due to nine additional branch offices opened since October 2002, continued expansion of the second servicing center that opened in August 2002 and additional administrative office space. Bad debt expense increased $12.6 million primarily as a result of the increase in whole loan sales compared to securitizations, for which higher reserves are set up at the time of sale for estimated repurchases. Other expenses increased by $15.4 million to $65.8 million for the current period, primarily due to $4.4 million in increased marketing expenses and $5.9 million in increased allocated corporate and shared costs. Allocated costs increased due to higher insurance costs and the expensing of stock-based compensation.

Pretax income increased $47.3 million to $347.9 million for the six months ended October 31, 2003.

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

A substantial portion of Business Services’ business is generated by one-time projects or extended services. Improvements in the current business environment have caused clients to begin cautiously spending money on discretionary projects. Results in the Company’s consulting services remain weak while other service revenues are seeing improvement.

Business Services — Three-Month Results

(in 000s)	Three months ended

	October 31, 2003	October 31, 2002	July 31, 2003

Traditional accounting	$54,441	$51,195	$45,096
Business consulting	21,174	21,755	21,575
Capital markets	17,870	10,563	16,630
Other	15,539	14,370	15,198

Total revenues	109,024	97,883	98,499

Compensation and benefits	75,397	65,654	70,285
Occupancy and equipment	6,785	6,789	6,066
Depreciation and amortization	5,647	5,457	5,496
Marketing and advertising	1,660	1,775	2,195
Bad debt expense	1,116	2,439	1,361
Other	21,151	19,554	19,775

Total expenses	111,756	101,668	105,178

Pretax loss	$(2,732)	$(3,785)	$(6,679)

Three months ended October 31, 2003 compared to October 31, 2002

Business Services’ revenues for the three months ended October 31, 2003 increased $11.1 million, or 11.4%, from the prior year. This increase was primarily due to a $7.3 million increase in capital markets revenues, resulting from a higher number of business valuation projects. Traditional accounting revenues also increased $3.2 million due to more billable hours during the quarter for tax services.

Total expenses increased $10.1 million, or 9.9%, for the three months ended October 31, 2003 compared to the prior year. Compensation and benefits costs increased $9.7 million, primarily as a result of the increased activity in the capital markets business. Additionally, other expenses increased $1.6 million, primarily due to increased employee recruiting costs.

The pretax loss for the three months ended October 31, 2003 was $2.7 million compared to a loss of $3.8 million in the prior year.

Due to the seasonal nature of this segment’s business, operating results for the three months ended October 31, 2003 are not comparable to the three months ended July 31, 2003 and are not indicative of the expected results for the entire fiscal year.

Business Services — Six-Month Results

(in 000s)	Six months ended

	October 31, 2003	October 31, 2002

Traditional accounting	$99,537	$101,117
Business consulting	42,749	43,493
Capital markets	34,500	20,481
Other	30,737	28,106

Total revenues	207,523	193,197

Compensation and benefits	145,682	134,728
Occupancy and equipment	12,851	11,291
Depreciation and amortization	11,143	11,192
Marketing and advertising	3,855	3,265
Bad debt expense	2,477	3,328
Other	40,926	37,451

Total expenses	216,934	201,255

Pretax loss	$(9,411)	$(8,058)

Six months ended October 31, 2003 compared to October 31, 2002

Business Services’ revenues for the six months ended October 31, 2003 increased $14.3 million, or 7.4%, from the prior year. This increase was primarily due to a $14.0 million increase in capital markets revenues, resulting from a higher number of business valuation projects. Other revenues also increased $2.6 million due to improved performance in the outsourced services area. These increases were partially offset by a slight decline in traditional accounting revenues.

Total expenses increased $15.7 million, or 7.8%, for the six months ended October 31, 2003 compared to the prior year. Compensation and benefits costs increased $11.0 million, primarily as a result of the increased activity in the capital markets business. Additionally, other expenses increased $3.5 million, primarily due to increased recruiting and insurance costs.

The pretax loss for the six months ended October 31, 2003 was $9.4 million compared to a loss of $8.1 million in the prior year.

Investment Services

This segment is primarily engaged in offering investment services and securities products through H&R Block Financial Advisors, Inc. (HRBFA), a full-service securities broker-dealer and a registered investment advisor. Products and services offered to Investment Services’ customers include: equities, annuities, fixed income products, mutual funds, margin accounts, money market funds with sweep provisions for settlement of customer transactions, checking privileges, account access/review via the internet, online trading, fee-based accounts, individual retirement accounts, dividend reinvestment and option accounts, equity research and focus lists, model portfolios, asset allocation strategies, economic commentaries and other investment tools and information. In addition, clients of the Company’s U.S. Tax Operations segment are given the opportunity to open an Express IRA through HRBFA as a part of the income tax return preparation process.

Key to the future success of the Investment Services segment is retention of its financial advisors and recruitment of new advisors. One of the Company’s key initiatives is to build revenues through the addition of experienced financial advisors. More than 100 new advisors have been recruited through the second quarter, which was offset by attrition of primarily less experienced advisors. The retention and recruitment of experienced advisors continues to be a key initiative for fiscal year 2004.

Investment Services — Three-Month Statistics

	Three months ended

	October 31, 2003	October 31, 2002	July 31, 2003

Customer trades (1)	347,828	292,880	363,053
Customer daily average trades	5,351	4,576	5,339
Average revenue per trade (2)	$116.22	$119.21	$126.46
Number of active accounts	748,403	710,495	755,643
Average trades per active account per quarter	0.46	0.41	0. 48
Average trades per active account per year (annualized)	1.86	1.65	1.92
Ending balance of assets under administration (billions)	$25.7	$21.4	$24.3
Average assets per active account	$34,340	$30,102	$32,114
Ending margin balances (millions)	$538	$503	$517
Ending customer payables balances (millions)	$981	$821	$923
Number of advisors	1,010	1,055	1,001

Included in the numbers above are the following relating to fee-based accounts:
Customer accounts	5,174	4,351	4,894
Average revenue per account	$1,897	$1,505	$1,701
Ending balance of assets under administration (millions)	$1,088	$658	$916
Average assets per active account	$210,290	$151,170	$187,064

(1)	Includes both trades on which commissions are earned (“commissionable trades”) and trades for which no commission is earned (“fee-based trades”). Excludes open-ended mutual fund redemptions.
(2)	Calculated as total commissions divided by commissionable trades.

Investment Services — Three-Month Results

(in 000s)	Three months ended

	October 31, 2003	October 31, 2002	July 31, 2003

Transactional revenue	$23,162	$22,906	$25,985
Annuitized revenue	13,689	8,029	12,476

Production revenue	36,851	30,935	38,461

Other revenue	7,795	9,334	9,996

Non-interest revenue	44,646	40,269	48,457

Margin interest revenue	8,057	9,758	8,530
Less: interest expense	207	1,586	610

Net interest revenue	7,850	8,172	7,920

Total revenues (1)	52,496	48,441	56,377

Commissions	10,875	9,740	12,441
Other variable expenses	1,403	831	1,201

Total variable expenses	12,278	10,571	13,642

Gross profit	40,218	37,870	42,735

Compensation and benefits	22,751	23,360	22,430
Occupancy and equipment	6,823	6,640	7,221
Depreciation and amortization	11,046	12,946	11,591
Impairment of goodwill	—	6,000	—
Other	10,223	13,929	11,469
Allocated corporate and shared costs	4,711	2,931	3,781

Total fixed expenses	55,554	65,806	56,492

Pretax loss	$(15,336)	$(27,936)	$(13,757)

(1)	Total revenues, less interest expense.

Three months ended October 31, 2003 compared to October 31, 2002

Investment Services’ revenues, net of interest expense, for the three months ended October 31, 2003 increased $4.1 million, or 8.4%, to $52.5 million compared to prior year revenues of $48.4 million. The increase is primarily due to higher annuitized revenues, which are based on customer assets rather than transactions.

Transactional revenue, which is based on transaction or trade quantities, rose $0.3 million, or 1.1%, from the prior year due to an increase in trading activity, partially offset by a decline in the average revenue per trade. Annuitized revenues increased $5.7 million, or 70.5%, due to increased sales of annuities and mutual funds.

Margin interest revenue declined 17.4% from the prior year to $8.1 million, which is primarily a result of a 13.4% decline in interest rates and an 8.1% decrease in average margin balances. Margin balances have declined from an average of $560.0 million for the three months ended October 31, 2002 to $514.4 million in the current period, due to weak investor confidence.

Interest expense for the second quarter of fiscal year 2004 declined 87.0% to $0.2 million compared to $1.6 million in the second quarter of fiscal year 2003.

Total expenses decreased $8.5 million, or 11.2%, to $67.8 million primarily as a result of the $6.0 million goodwill impairment charge recorded in the prior year. Other expenses decreased primarily as a result of consulting fees incurred in the prior year related to the conversion to a new back-office system.

The pretax loss for Investment Services for the second quarter of fiscal year 2004 was $15.3 million compared to the prior year loss of $27.9 million.

Three months ended October 31, 2003 compared to July 31, 2003

Investment Services’ revenues, net of interest expense, for the three months ended October 31, 2003 declined $3.9 million, or 6.9%, to $52.5 million compared to the preceding quarter.

Production revenue decreased $1.6 million, or 4.2%, primarily due to the continued shift to fee-based products.

Margin interest revenue fell $0.5 million, or 5.5%, to $8.1 million for the quarter ended October 31, 2003, which is primarily a result of lower interest rates.

Total expenses decreased $2.3 million from the preceding quarter. The $1.6 million decrease in commission expense is primarily due to the decline in production revenues. In addition, other expenses declined $1.2 million primarily as a result of first quarter postage costs related to customer mailings.

The pretax loss for the Investment Services segment was $15.3 million, compared to a loss of $13.8 million in the first quarter of fiscal year 2004.

Investment Services — Six-Month Statistics

	Six months ended

	October 31, 2003	October 31, 2002

Customer trades (1)	710,881	667,130
Customer daily average trades	5,345	5,253
Average revenue per trade (2)	$121.44	$119.04
Number of active accounts	748,403	710,495
Ending balance of assets under administration (billions)	$25.7	$21.4
Average assets per active account	$34,340	$30,102
Ending margin balances (millions)	$538	$503
Ending customer payables balances (millions)	$981	$821
Number of advisors	1,010	1,055

Included in the numbers above are the following relating to fee-based accounts:
Customer accounts	5,174	4,351
Average revenue per account	$1,753	$1,484
Ending balance of assets under administration (millions)	$1,088	$658
Average assets per active account	$210,290	$151,170

(1)	Includes both trades on which commissions are earned (“commissionable trades”) and trades for which no commission is earned (“fee-based trades”). Excludes open-ended mutual fund redemptions.
(2)	Calculated as total commissions divided by commissionable trades.

Investment Services — Six-Month Results

(in 000s)	Six months ended

	October 31, 2003	October 31, 2002

Transactional revenue	$49,147	$51,865
Annuitized revenue	26,165	17,368

Production revenue	75,312	69,233

Other revenue	17,791	18,503

Non-interest revenue	93,103	87,736

Margin interest revenue	16,587	20,954
Less: interest expense	817	3,277

Net interest revenue	15,770	17,677

Total revenues (1)	108,873	105,413

Commissions	23,316	21,120
Other variable expenses	2,604	1,379

Total variable expenses	25,920	22,499

Gross profit	82,953	82,914

Compensation and benefits	45,181	47,211
Occupancy and equipment	14,044	13,262
Depreciation and amortization	22,637	25,647
Impairment of goodwill	—	24,000
Other	21,692	27,628
Allocated corporate and shared costs	8,492	5,899

Total fixed expenses	112,046	143,647

Pretax loss	$(29,093)	$(60,733)

(1)	Total revenues, less interest expense.

Six months ended October 31, 2003 compared to October 31, 2002

Investment Services’ revenues, net of interest expense, for the six months ended October 31, 2003 improved $3.5 million, or 3.3%, to $108.9 million compared to prior year revenues of $105.4 million. The increase is primarily due to higher annuitized revenue.

Transactional revenue declined $2.7 million, or 5.2%, from the prior year due to the continued shift to fee-based products. Annuitized revenues increased $8.8 million, or 50.7%, due to increased sales of annuities and mutual funds.

Margin interest revenue declined 20.8% from the prior year to $16.6 million, which is primarily a result of lower margin balances. Margin balances have declined from an average of $640.0 million for the six months ended October 31, 2002 to $507.7 million in the current period. Interest expense for the first half of fiscal year 2004 declined 75.1% to $0.8 million compared to $3.3 million in the first half of fiscal year 2003.

Total expenses decreased $28.2 million, or 17.0%, to $138.0 million primarily as a result of the $24.0 million goodwill impairment charge recorded in the prior year. Other expenses decreased $5.9 million primarily as a result of consulting fees incurred in the prior year related to the conversion to a new back-office system. Depreciation and amortization declined by $3.0 million as a result of the consolidation of field offices and the related asset sales. Commissions and other variable expenses increased as a result of higher production revenues.

The pretax loss for Investment Services for the first half of fiscal year 2004 was $29.1 million compared to the prior year loss of $60.7 million.

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

Operations in this segment of the Company are transacted in the local currencies of the countries in which it operates, therefore the results can be affected by the translation into U.S. dollars. The weakening of the U.S. dollar during the quarter had the impact of increasing reported revenues, income and losses.

International Tax Operations — Three-Month Results

(in 000s)	Three months ended

	October 31, 2003	October 31, 2002	July 31, 2003

Revenues:
Canada	$3,025	$2,529	$3,766
Australia	15,657	12,345	1,123
United Kingdom	305	329	319
Overseas	108	123	251

Total revenues	19,095	15,326	5,459

Pretax income (loss):
Canada	(4,858)	(4,260)	(3,695)
Australia	6,297	5,030	(2,010)
United Kingdom	(196)	(193)	(189)
Overseas	(127)	(359)	(78)
Allocated corporate and shared costs	(561)	(468)	(436)

Pretax income (loss)	$555	$(250)	$(6,408)

Three months ended October 31, 2003 compared to October 31, 2002

International Tax Operations’ revenues for the three months ended October 31, 2003 increased $3.8 million, or 24.6%, compared to the three months ended October 31, 2002. This improvement is primarily due to results in Australia, where tax returns prepared in the current quarter increased 3.2% compared to the prior year. Additionally, the average charge per return increased 1.3%.

Pretax income of $0.6 million for the quarter ended October 31, 2003, was an improvement of $0.8 million compared to the loss recorded in the second quarter last year. This improvement is due primarily to strong performance in the Australian tax season. This improvement was partially offset by unfavorable exchange rates in Canada.

Due to the seasonal nature of this segment’s business, operating results for the three months ended October 31, 2003 are not comparable to the three months ended July 31, 2003 and are not indicative of the expected results for the entire fiscal year.

International Tax Operations — Six-Month Results

(in 000s)	Six months ended

	October 31, 2003	October 31, 2002

Revenues:
Canada	$6,791	$5,334
Australia	16,780	13,237
United Kingdom	624	642
Overseas	359	396

Total revenues	24,554	19,609

Pretax income (loss):
Canada	(8,553)	(8,490)
Australia	4,287	3,451
United Kingdom	(385)	(331)
Overseas	(205)	(456)
Allocated corporate and shared costs	(997)	(875)

Pretax income (loss)	$(5,853)	$(6,701)

Six months ended October 31, 2003 compared to October 31, 2002

International Tax Operations’ revenues for the six months ended October 31, 2003 increased $4.9 million, or 25.2%, compared to the six months ended October 31, 2002. This improvement is primarily due to results in Australia, where tax returns prepared in the current period increased 3.5% compared to the prior year and the average charge per return increased 1.4%. Canadian revenues also improved, due to increases of 6.1% in both the number of off-season returns and average charge per return.

The pretax loss of $5.9 million for the six months ended October 31, 2003, was an improvement of $0.8 million compared to the loss recorded in the prior year. Results in Australia improved as a result of better performance in the Australian tax season.

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

Corporate Operations — Three-Month Results

(in 000s)	Three months ended

	October 31, 2003	October 31, 2002	July 31, 2003

Operating revenues	$2,253	$1,553	$2,728
Eliminations	(1,565)	(1,410)	(1,400)

Total revenues	688	143	1,328

Corporate expenses:
Compensation and benefits	930	4,476	3,069
Interest expense:
Interest on acquisition debt	17,074	18,203	17,672
Other interest	89	1,299	175
Marketing and advertising	(2)	83	(76)
Other	2,869	5,353	6,845

	20,960	29,414	27,685
Support departments:
Information technology	26,738	22,348	23,213
Marketing	5,430	6,069	2,664
Finance	8,835	7,293	6,899
Stock-based compensation	3,084	—	1,040
Other	14,108	13,483	9,783

	58,195	49,193	43,599

Allocation of corporate and shared costs	(58,021)	(46,436)	(43,777)
Investment income, net	2,005	533	1,195

Pretax loss	$(18,441)	$(31,495)	$(24,984)

Three months ended October 31, 2003 compared to October 31, 2002

Compensation and benefits decreased primarily as a result of $2.1 million of additional expenses related to deferred compensation plans in the prior year. The decrease in interest expense on acquisition debt is attributable to lower financing costs and a $45.1 million payment on acquisition debt in August 2003. Other expenses declined as a result of lower allocations of support department costs to Corporate Operations.

Information technology department expenses increased $4.4 million, or 19.6%, primarily due to an increase in headcount and related facilities. Stock-based compensation expenses increased as a result of the expensing of all stock-based compensation, which began on May 1, 2003.

The pretax loss was $18.4 million, compared with last year’s second quarter loss of $31.5 million.

Due to the nature of this segment, the three months ended October 31, 2003 are not comparable to the three months ended July 31, 2003 and are not indicative of the expected results for the entire fiscal year.

Corporate Operations — Six-Month Results

(in 000s)	Six months ended

	October 31, 2003	October 31, 2002

Operating revenues	$4,981	$2,291
Eliminations	(2,965)	(2,634)

Total revenues	2,016	(343)

Corporate expenses:
Compensation and benefits	3,999	8,638
Interest expense:
Interest on acquisition debt	34,746	36,976
Other interest	264	(1,555)
Marketing and advertising	(78)	230
Other	9,714	12,364

	48,645	56,653
Support departments:
Information technology	49,951	41,279
Marketing	8,094	10,708
Finance	15,734	13,405
Stock-based compensation	4,124	—
Other	23,891	24,313

	101,794	89,705

Allocation of corporate and shared costs	(101,798)	(88,149)
Investment income, net	3,200	1,617

Pretax loss	$(43,425)	$(56,935)

Six months ended October 31, 2003 compared to October 31, 2002

Operating revenues increased $2.7 million as a result of a write-down of investments in the prior year.

Compensation and benefits decreased as a result of $5.5 million of additional expenses related to deferred compensation plans in the prior year. The decrease in interest expense on acquisition debt is attributable to lower financing costs and a $45.1 million payment on acquisition debt in August 2003. Other expenses decreased as a result of lower allocations to Corporate Operations.

Information technology department expenses increased $8.7 million, or 21.0%, primarily due to an increase in headcount and related facilities. Stock-based compensation expenses increased as a result of the expensing of all stock-based compensation, which began on May 1, 2003.

The pretax loss was $43.4 million, compared with last year’s first quarter loss of $56.9 million.

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

OPERATING CASH FLOWS & LIQUIDITY BY SEGMENT

Operating cash requirements totaled $463.4 million and $349.8 million for the six months ended October 31, 2003 and 2002, respectively. A condensed consolidating statement of cash flows by segment for the six months ended October 31, 2003 follows. Generally, interest is not charged on intercompany activities between segments.

(in 000s)	U.S. Tax	Mortgage	Business	Investment	International	Corporate	Consolidated
	Operations	Operations	Services	Services	Tax Operations	Operations	H&R Block

Cash provided by (used in):
Operations	$(268,343)	$28,035	$13,285	$(56,206)	$16,341	$(196,462)	$(463,350)
Investing	(120,939)	61,237	(4,785)	351	(2,214)	(25,037)	(91,387)
Financing	—	50,100	(45,425)	—	(107)	(63,854)	(59,286)
Net intercompany	397,255	(144,844)	44,575	40,453	(10,352)	(327,087)	—

Net intercompany activities are excluded from the investing and financing activities within the segment cash flows. The Company believes that by excluding the intercompany activities, the cash flows by segment more clearly depict the cash generated and used by each segment. Had the intercompany activities been included, those segments in a net lending situation would have been included in investing activities, and those in a net borrowing situation would have been included in financing activities.

U.S. Tax Operations: U.S. Tax Operations has historically been the largest provider of annual operating cash flows to the Company. This segment generally operates at a loss during the first two quarters of the fiscal year due to off-season costs and preparation activities for the upcoming tax season. The seasonal nature of U.S. Tax Operations generally results in a large positive operating cash flow in the fourth quarter. U.S. Tax Operations had total cash requirements of $389.3 million for the six months ended October 31, 2003.

Mortgage Operations: This segment generates cash as a result of loan sales and securitizations, NIM transactions, sales of NIM residual interests and as its residual interests mature. Mortgage Operations generated $28.0 million in cash from operating activities primarily from the sale and securitization of mortgage loans. This segment also generated $61.2 million in cash from investing activities primarily from cash received on residual interests, and $50.1 million in cash from financing activities as a result of the on-balance sheet securitization completed during the quarter.

Gains on sales of mortgage loans and related assets totaled $412.9 million, of which 77% was received as cash. The cash was recorded as operating activities.

Gains on sales of mortgage assets consist of the following:

(in 000s)	Six months ended

	October 31, 2003	October 31, 2002

Gains on whole loans sold by the Trusts	$298,460	$216,908
Gains on loans securitized	129,617	119,515
Net change in receivable from the Trusts	54,483	19,828
Gains on retained mortgage servicing rights	48,002	32,699
Net change in fair value of rate-lock commitments	613	4,615
Additions to residual interests	1,814	753
Impairments to fair value of residual interests	(11,106)	(24,132)
Origination expenses, net	(108,955)	(73,801)

	$412,928	$296,385

Percent of gains received as cash	77%	89%

Cash received on residual interests in securitizations totaled $68.9 and $103.9 for the six months ended October 31, 2003 and 2002, respectively.

The mortgage segment regularly sells loans as a source of liquidity for its prime and non-prime mortgages. Whole loan sales to the Trusts through October 31, 2003 were $11.6 billion compared with $7.8 billion for the same period in fiscal year 2003. Additionally, Block Financial Corporation (BFC) provides the mortgage segment a $150 million line of credit for working capital needs.

In order to finance its prime originations, the Company utilizes a warehouse facility with capacity up to $50 million, which expires in June 2004. The facility bears interest at one-month LIBOR plus 64 to 175 basis points. As of October 31, 2003, the balance outstanding under this facility was $1.6 million and is included in accounts payable, accrued expenses and other on the condensed consolidated balance sheets.

Management believes the sources of liquidity available to the Mortgage Operations segment are predictable and sufficient for its needs. Risks to the stability of these sources include external events impacting the asset-backed securities market. The liquidity available from the NIM transactions is also subject to external events impacting this market. These external events include, but are not limited to, adverse changes in the perception of the non-prime industry or in the regulation of non-prime lending and, to a lesser degree, reduction in the availability of third parties that provide credit enhancement. Performance of the securitizations will also impact the segment’s future participation in these markets. The four warehouse facilities used by the Trusts are subject to annual renewal, each at a different time during the year, in April, August, December and February and any of the above events could lead to difficulty in renewing the lines. These risks are mitigated by the availability of whole loan sales and financing provided by the Company, and to a lesser extent, by staggered renewal dates related to these lines.

Business Services: Business Services funding requirements are largely related to working capital needs. Funding is available from the Company sufficient to cover these needs. This segment generated $13.3 million in cash from operating activities primarily related to the collections of receivables in the first half of fiscal year 2004. Business Services used $45.4 million in financing activities, primarily as a result of payments on acquisition debt.

Investment Services: Investment Services used $56.2 million in cash from operating activities during the quarter, primarily due to the timing of cash deposits that are restricted for the benefit of customers.

Investment Services, through HRBFA, is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers. HRBFA is required to maintain minimum net capital as defined under Rule 15c3-1 of the Securities Exchange Act of 1934 and complies with the alternative capital requirement, which requires a broker-dealer to maintain net capital equal to the greater of $250 thousand or 2% of the combined aggregate debit balances arising from customer transactions. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the greater of 5% of combined aggregate debit items or 120% of the minimum required net capital. As of October 31, 2003, HRBFA’s net capital of $120.3 million, which was 18.9% of aggregate debit items, exceeded its minimum required net capital of $12.7 million by $107.6 million. Although HRBFA has always exceeded its minimum net capital requirements, during the six months ended October 31, 2003 the Company contributed $32.0 million of additional capital to HRBFA.

To manage short-term liquidity, HRBFA maintains a $300 million unsecured credit facility with BFC, its indirect corporate parent. As of October 31, 2003 there were no outstanding balances on this facility.

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

To satisfy the margin deposit requirement of client option transactions with the Options Clearing Corporation (OCC), Investment Services pledges customers’ margined securities. Pledged securities as of October 31, 2003 totaled $73.8 million, an excess of $18.6 million over the margin requirement.

Management believes the funding sources for Investment Services are stable. Liquidity risk within this segment is primarily limited to maintaining sufficient capital levels to obtain securities lending liquidity to support margin borrowing by customers.

International Tax Operations: International Tax Operations provided $16.3 million in cash from operating activities during the quarter primarily due to higher earnings during the Australian tax season and collections of receivables from Revenue Canada related to its discounted return program.

International Tax Operations are generally self-funded. Cash balances are held in Canada, Australia and the United Kingdom independently in local currencies. H&R Block Canada has a commercial paper program up to $125 million (Canadian). At October 31, 2003, there was no commercial paper outstanding.

CAPITAL RESOURCES

Cash used in operating activities totaled $463.4 million for the six months ended October 31, 2003, compared with $349.8 million for the six months ended October 31, 2002.

Cash expenditures during the six months ended October 31, 2003 relating to investing and financing activities include the purchase of property and equipment ($43.6 million), payments on acquisition debt ($45.1 million), payment of dividends ($68.1 million), payments related to business acquisitions ($123.3 million) and the acquisition of treasury shares ($178.8 million).

Cash and cash equivalents — restricted totaled $571.2 million at October 31, 2003. HRBFA held $527.1 million of this total segregated in a special reserve account for the exclusive benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934. Restricted cash held by Mortgage Operations totaled $32.6 million at October 31, 2003 as a result of cash held for outstanding commitments to fund mortgage loans. Restricted cash of $11.5 million at October 31, 2003 held by Business Services is related to funds held to pay payroll taxes on behalf of its clients.

On September 12, 2001, the Company’s Board of Directors authorized the repurchase of 15 million shares of common stock. On June 11, 2003 the Company’s Board of Directors approved an authorization to repurchase up to 20 million additional shares of its common stock. During the first half of fiscal year 2004, the Company purchased 4.1 million shares pursuant to these authorizations at an aggregate price of $177.6 million, or an average price of $42.99 per share. There are approximately 17.8 million shares remaining under the June 2003 authorization at October 31, 2003. The Company plans to continue to purchase its shares on the open market in accordance with this authorization, subject to various factors including the price of the stock, the ability to maintain progress toward a capital structure that will support a single A rating, the availability of excess cash, the ability to maintain liquidity and financial flexibility, compliance with securities laws and other investment opportunities available.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

The Company has commitments to fund mortgage loans in its pipeline of $3.2 billion at October 31, 2003, subject to contract verification. External market forces impact the probability of loan commitments being closed, and therefore, total commitments outstanding do not necessarily represent future cash requirements. If the loan commitments are exercised, they will be funded through the Company’s off-balance sheet arrangements.

For the six months ended October 31, 2003, the final disposition of loans was 33% securitizations and 67% third-party whole loan sales. For the six months ended October 31, 2002, the final disposition of loans was 43% securitizations and 57% third-party whole loan sales.

In the second quarter of fiscal year 2004, the warehouse facilities utilized by the Trusts were increased to $5.0 billion. An additional $1.0 billion facility was added that expires in August 2004 and bears interest at one-month LIBOR plus 50 to 60 basis points. This facility is subject to similar performance triggers, limits and financial covenants as the other facilities. In November 2003, two of the existing $1.5 billion facilities were increased to $2.0 billion each, which increased the total warehouse facilities to $6.0 billion.

The Financial Accounting Standards Board (FASB) has decided to reissue its exposure draft, “Qualifying Special Purpose Entities and Isolation of Transferred Assets, an Amendment of FASB Statement No. 140,” during the first quarter of calendar year 2004. The purpose of the proposal is to provide more specific guidance on the accounting for transfers of financial assets to a QSPE.

Provisions in the first exposure draft, if adopted, may have required the Company to consolidate its current QSPEs (the Trusts) established in its Mortgage Operations segment. As of October 31, 2003, the Trusts had assets and liabilities of $3.8 billion. The provisions of the exposure draft are subject to FASB due process and are subject to change. The Company will continue to monitor the status of the exposure draft, and consider changes to current structures to comply with the proposed rules.

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

The Company incurs short-term borrowings throughout the year primarily to fund seasonal working capital needs, dividend payments and purchases of treasury stock. Because of the seasonality of its businesses, the Company has historically had short-term borrowings throughout the year. Borrowings of $124.6 million were outstanding at October 31, 2003, compared with $481.6 million at October 31, 2002.

U.S. commercial paper issuances are supported by an unsecured committed line of credit (CLOC) from a consortium of twenty-four banks. The $2.0 billion CLOC is subject to annual renewal in August 2004 and has a one-year term-out provision with a maturity date in August 2005. This line is subject to various affirmative and negative covenants. This CLOC includes $1.5 billion for CP back-up and general corporate purposes and $500 million for working capital use, general corporate purposes and CP back-up. The CLOC was undrawn at October 31, 2003.

The Canadian issuances are supported by a credit facility provided by one bank in an amount not to exceed $125 million (Canadian). This line is subject to a minimum net worth covenant. The Canadian CLOC is subject to annual renewal in December 2003. The CLOC was undrawn at October 31, 2003.

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

During the six months ended October 31, 2003, franchise agreements of twelve major franchisees expired and subsidiaries of the Company began operating tax preparation businesses as company-owned operations in the franchise territories of ten former major franchisees. With respect to the two other franchisees with expired franchise agreements, one franchisee entered into a new franchise agreement with a limited term and one franchisee continued litigation challenging the expiration of the franchise agreement. Cash payments of $118.8 million were made or accrued related to these former major franchises during the six months ended October 31, 2003.

In August 2003, a subsidiary of the Company entered into a transaction with one of the former major franchisees whose franchise agreements expired in the first quarter, pursuant to which such subsidiary acquired the stock of the franchisee and the franchisee released the Company and its affiliates from any further liability regarding additional payments under the major franchise agreements. With the exceptions of the former franchisee that executed a release and the franchisee that entered into a new franchise agreement, the court will determine if any additional payments are required for these franchise businesses. The first trial relating to one major franchisee was held in October 2003. At the conclusion of this trial, the jury rendered a verdict and the court entered a judgment requiring the Company to make an additional payment of $3.2 million for the franchise business. As of October 31, 2003, the Company recorded this liability in accounts payable, accrued expenses and other on the condensed consolidated balance sheet. The original payment for the franchise business made in the first quarter of fiscal year 2004 was $5.0 million. The outcome of the trial is subject to post-trial motions and possible appeals.

In light of the continuing litigation and possible negotiation with the former major franchisees, there is no certainty regarding the ultimate amount of payments or that subsidiaries of the Company will commence operations in all of the remaining former major franchise territories. Moreover, it is possible that HRB Royalty and certain former franchisees could agree to other arrangements, some of which may not require payments for the franchise businesses or any related assets.

There have been no other material changes in the Company’s contractual obligations and commercial commitments from those reported at April 30, 2003 in the Company’s Annual Report on Form 10-K.

REGULATORY ENVIRONMENT

Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and the Company relied on the federal Alternative Mortgage Transactions Parity Act (Parity Act) and related rules issued in the past by the Office of Thrift Supervision (OTS) to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption that federally chartered depository institutions enjoy. However, in September 2002, the OTS released a new rule that reduced the scope of the Parity Act preemption effective July 1, 2003 and, as a result, the Company can no longer rely on the Parity Act to preempt state restrictions on prepayment penalties. The elimination of this federal preemption requires compliance with state restrictions on prepayment penalties. These restrictions prohibit the Company from charging any prepayment penalty in six states and restrict the amount or duration of prepayment penalties that the Company may impose in an additional eleven states. This places the Company at a competitive disadvantage relative to financial institutions that continue to enjoy federal preemption of such state restrictions. Such institutions can charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rate and loan fee structures that are more attractive than the interest rate and loan fee structures that the Company is able to offer. It is estimated that the net impact to Mortgage Operations will be a reduction in revenues of approximately $35.0 million in fiscal year 2004 as a result of the elimination of prepayment penalties.

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

FORWARD-LOOKING INFORMATION

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management’s assumptions and beliefs relating thereto. Words such as “will,” “plan,” “expect,” “remain,” “intend,” “estimate,” “approximate,” and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by Federal, state and local authorities and self-regulatory organizations and their impact on any lines of business in which the Company’s subsidiaries are involved; unforeseen compliance costs; the uncertainty that the Company will achieve or exceed its revenue, income and earnings per share growth goals and expectations for fiscal year 2004; the uncertainty that actual fiscal year 2004 financial results will fall within the guidance provided by the Company; the uncertainty that the growth rate for mortgage originations in the Mortgage Operations segment will equal or exceed the growth rate experienced in fiscal year 2003 or the first and second quarters of fiscal year 2004; the uncertainty as to the effect on the consolidated financial statements of the adoption of accounting pronouncements; risks associated with sources of liquidity for each of the lines of business of the Company; changes in interest rates; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company’s strategies; changes in management and management strategies; the Company’s inability to successfully design, create, modify and operate its computer systems and networks; the uncertainty of assumptions utilized to estimate cash flows from residual interests in securitizations and mortgage servicing rights; the uncertainty of assumptions and criteria used in the testing of goodwill and long-lived assets for impairment; litigation involving the Company and its subsidiaries; the uncertainty as to the outcome of any litigation; the uncertainty as to the timing or cost of commencement of operations in former major franchise territories or the fair and equitable price to be paid for any major franchise business; and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from those reported at April 30, 2003 in the Company’s Annual Report on Form 10-K.

CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure information required to be disclosed in reports filed or submitted under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

In conjunction with management, including the Chief Executive Officer and Principal Accounting Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded these controls and procedures are effective. There have been no significant changes in internal controls, or in other factors, which would significantly affect these controls subsequent to the date of evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

RAL Litigation

The Company reported in current reports on Forms 8-K, previous quarterly reports on Form 10-Q and in its annual report on Form 10-K for the year ended April 30, 2003, certain events and information relating to class action litigation and putative class action litigation involving its subsidiaries’ refund anticipation loan programs (collectively, “RAL Cases”). The Company has defended numerous class action and putative class action lawsuits filed against it involving the RAL program and a variety of legal theories asserted by plaintiffs. The amounts claimed in these lawsuits have been substantial in some instances. Of the cases that are no longer pending, some were dismissed on the Company’s motions for dismissal or summary judgment, some were dismissed voluntarily by the plaintiffs after a denial of class certification, and some were settled. Two RAL Cases involving statewide classes (discussed below) had final trial court approvals of settlements during the first six months of fiscal year 2004 and two other RAL Cases were dismissed in August 2003 in connection with one of those settlements. One new putative class action RAL Case was filed in August 2003. The Company continues to believe it has meritorious defenses to the RAL Cases and intends to defend the remaining RAL Cases vigorously. However, there can be no assurances as to the outcome of the pending RAL Cases individually or in the aggregate, and there can be no assurances on and the impact of the RAL Cases on the Company’s financial position. The following is updated information regarding the pending RAL Cases in which developments occurred during or after the three months ended October 31, 2003:

Ronnie and Nancy Haese, et al. v. H&R Block Inc., et al., Case No. CV96-4213, District Court of Kleberg County, Texas, (“Haese I”) and Ronnie and Nancy Haese, et al. v. H&R Block Inc., et al., Case No. CV-99-314-D, District Court of Kleberg County, Texas (“Haese II”), filed originally as one action on July 30, 1996. On November 19, 2002, the Company announced that a settlement had been reached pursuant to which the Company and its major franchisee will issue coupons to class members that may be redeemed over a five-consecutive-year period following final approval of the settlement and once all appeals have been exhausted. Each class member will receive a packet containing 15 coupons under the settlement. Three coupons will be redeemable each year — one for a $20 rebate on tax preparation or electronic filing services at Block offices, one that may be redeemed for TaxCut Platinum tax preparation software (or a product of equivalent value), and one that may be redeemed for Tax Planning Advisor, a tax planning book (or a product of equivalent value). The settlement also provides that defendants will be responsible for the payment of court-approved legal fees up to $49 million and expenses of class counsel up to $900,000. As a result of the settlement announcement, the Company recorded a liability and pretax expense of $41.7 million during the second quarter of fiscal year 2003, which represented, at that time, the Company’s best estimate of its share of the settlement cost for plaintiff class attorneys’ fees and expenses, tax products and associated mailing expenses. The Company paid the award of $49.9 million of attorneys’ fees and expenses to class counsel on August 22, 2003. During the fourth quarter of fiscal year 2003 and prior to the filing of the final settlement agreement with the court and any motions for approval of the settlement and legal fees and expenses of class counsel, the plaintiffs had filed a motion asking the Texas court to direct that $26 million of awarded class counsel fees be paid to the plaintiff class members. A hearing on the final approval of the settlement agreement was held on June 24, 2003, and the judge entered a final judgment on June 24, 2003 fully and finally approving the settlement agreement, finding it fair, adequate and reasonable and that it protects the rights of the class, is in the best interests of the settlement class and meets all criteria required by Texas law. As a part of the final judgment, the court also (1) dismissed with prejudice the claims of class members who obtained RALs in Texas during the period from 1992 through 1996; (2) granted defendants’ Supplemental Motion for Summary Judgment as to class members who only obtained RALs from 1988 through 1991, and ordered that such defendants take nothing on their claims against the defendants; (3) granted defendants’ Motion to Compel Arbitration as to those members of the class who obtained a RAL for the first time from 1997 to 2002, and dismissed the claims of those class members without prejudice as to those members’ rights to pursue those claims through binding arbitration; (4) vacated its January 30, 1998 Order pertaining to arbitration clauses and contacts with the class; and (5) withdrew its rulings as to fiduciary duty, breach or the nature of the breach thereof, and for forfeiture as reflected in the Court’s November 6, 2002 letter. In a separate Order dated June 24, 2003, the Court found that the awarding of attorneys’ and expenses was appropriate and ordered that class counsel and objectors’ class counsel be awarded attorneys’ fees in the amount of $49.0 million on condition that, upon payment of the fees to class counsels’ trust account, class counsel shall pay $26.0 million of the attorneys’ fees to the class members pursuant to an approved distribution plan. The Order also provided that $100,000 from the award of attorneys’ fees be used to create a cy pres fund pursuant to an approved cy pres plan and specified the manner in which the remaining award of attorneys’ fees was to be distributed among the class counsel and objectors’ class counsel. There were no appeals of such final judgment and Order relating to attorneys’ fees and expenses. In addition to the liability that has already been recorded and/or paid, the Company will reduce revenues associated with tax preparation services as the coupons are redeemed each year. Distribution of the settlement coupons was made following the end of the second quarter.

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

Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al., (formerly Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., Block Financial Corporation, et al.) Case No. 98 C 2178, United States District Court for the Northern District of Illinois, Eastern Division. On April 15, 2003, the District Court judge declined to approve a $25 million settlement of this matter, finding that counsel for the settlement plaintiffs had been inadequate representatives of the plaintiff class and failed to sustain their burden of showing that the settlement was fair. The judge appointed new counsel for the plaintiffs in May 2003 and named their client, Lynne Carnegie, as lead plaintiff. The new counsel for the plaintiffs filed an amended complaint and a motion for partial summary judgment during the quarter ended July 31, 2003. The defendants filed a motion to dismiss, a brief in response to allegations in the plaintiffs’ amended complaint relating to class certification, and responses to plaintiffs’ motion for partial summary judgment. Extensive discovery is proceeding. In the fourth quarter of fiscal year 2003, the Company recorded a receivable in the amount of its $12.5 million share of the settlement fund and recorded a reserve of $12.5 million consistent with the existing settlement authority of the Board of Directors. The defendants requested the release of the escrowed settlement fund and the Company’s $12.5 million share of such fund was received during the second quarter of fiscal year 2004. The Company intends to defend the case vigorously and there are no assurances that the matter will result in a settlement or as to the amount of any settlement.

Belinda Peterson, et al. v. H&R Block Tax Services, Inc., Case No. 95CH2389, in the Circuit Court of Cook County, Illinois. A settlement was reached in April 2003 involving an estimated maximum total amount of $295,000. As a part of the settlement, class members who submit a claim will receive $25 in cash, with a guaranteed minimum total payout of $40,000 and a maximum total payout of $55,000. Class counsel will receive $220,000, the named class representative will receive $5,000, and it is expected that it will cost up to $15,000 to administer the settlement. Preliminary approval of the settlement was granted on June 12, 2003 and notices of the settlement and claim forms have been sent to the class. The settlement was approved and a judgment entered after a final fairness hearing held in October 2003.

Levon and Geral Mitchell, et al. v. H&R Block and Ruth R. Wren, Case No. CV-95-2067, in the Circuit Court of Mobile County, Alabama. The court granted plaintiffs’ motion for class certification during the quarter ended July 31, 2003, and the defendants filed their notice of appeal regarding such certification on August 14, 2003.

Roy Carbajal, et al. v. H&R Block Tax Services, Inc., et al., Case No. 00C-0626 in the United States District Court for the Northern District of Illinois. The defendants’ motion to compel arbitration was granted on September 16, 2003, and the case was dismissed. Plaintiffs have appealed.

Abby Thomas, et al. v. Beneficial National Bank, H&R Block, Inc., et al., Case No. 4:03-CV-00775 GTE in the United States District Court for the Eastern District of Arkansas, Western Division, was originally filed in the Circuit Court for Phillips County, Arkansas on August 12, 2003, and was subsequently removed to federal court. It is a putative class action alleging fraudulent misrepresentation, fraudulent concealment, dual agency, breach of fiduciary duty, violation of Arkansas Deceptive and Unconscionable Trade Practices Law, violation of Arkansas’ Secret Payments or Allowance of Rebates and Refunds Law, unjust enrichment, breach of contract and deceit in connection with the RAL program. The complaint requests that the court certify a nationwide class of all persons who obtained a RAL from September 1987 through December 1997, who do not have an arbitration provision in their contract. It also seeks a subclass of class members who are 60 years of age or older, or who are Disabled Persons under Arkansas Statutes section 4-88-201. Plaintiffs seek an unspecified amount of damages, restitution, equitable relief, attorneys’ fees, and costs of court. Defendants have moved to dismiss and compel arbitration. Plaintiffs thereafter filed an amended complaint and a motion to remand the case to state court. On December 8, 2003, the federal court denied plaintiffs’ motion to remand.

Dennis J. Smith v. H&R Block, et al., Case No. 3:03CV7181 in the United States District Court for the Northern District of Ohio, Western Division. The Company was not served with the original complaint filed in the matter. The Company was served with an amended complaint in November 2003, alleging RICO violations, fraud, breach of fiduciary duties, negligence, conversion, and violation of Ohio consumer fraud statutes as a result of the wrongful deprivation of all or part of plaintiff’s tax refunds under the “Rapid Refund” program. The complaint generally alleges violations of the Fair Debt Collection Practices Act and appears to relate to the cross-collection of prior RAL debt by banks involved in the RAL program or the refund anticipation check program. The amended complaint does not include any class allegations.

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

Peace of Mind Litigation

Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Civil Action 2002L000004, in the Circuit Court of Madison County, Illinois, is a class action case filed on January 18, 2002, as to which the court granted plaintiffs’ first amended motion for class certification on August 27, 2003. Plaintiffs’ claims consist of five counts relating to the defendants’ Peace of Mind program under which the applicable tax return preparation subsidiary assumes liability for the cost of additional tax assessments attributable to tax return preparation error. The plaintiffs allege that defendants’ sale of its Peace of Mind guarantee constitutes statutory fraud by selling insurance without a license, an unfair trade practice, by omission and by “cramming’ (i.e., charging customers for the guarantee even though they did not request it and/or did not want it), and constitutes a breach of fiduciary duty. A hearing on the motion to certify both a nationwide plaintiff class and a nationwide defendant class was held on August 14, 2003, and, on August 27, 2003, the court certified the following plaintiff classes: (1) all persons who were charged a separate fee for Peace of Mind by “H&R Block” or a defendant H&R Block class member from January 1, 1997 to final judgment; (2) all persons who reside in certain class states and who were charged a separate fee for Peace of Mind by “H&R Block,” or a defendant H&R Block class member, and that was not licensed to sell insurance, from January 1, 1997 to final judgment; and (3) all persons who had an unsolicited charge for Peace of Mind posted to their bills by “H&R Block” or a defendant H&R Block class member from January 1, 1997, to final judgment. Among those excluded from the plaintiff classes are all persons who received the Peace of Mind guarantee through an H&R Block Premium office and all persons who reside in Texas and Alabama. The court also certified a defendant class consisting of any entity with the names

“H&R Block” or “HRB” in its name, or otherwise affiliated or associated with H&R Block Tax Services, Inc., and which sold or sells the Peace of Mind product. Defendants have filed a motion asking the trial court to certify the class certification issues for interlocutory appeal.

There are two other putative class actions pending against the Company in Texas and Alabama that involve the Peace of Mind guarantee. The Texas case involves the same attorneys for the plaintiffs as are involved in the Marshall litigation in Illinois and substantially similar allegations. The Alabama case involves allegations of selling insurance without of license in connection with the Peace of Mind program, the erroneous preparation of income tax returns that subjected plaintiffs to audits, failure to provide assistance in responding to auditors’ requests, failure to pay the penalties, interest, and additional taxes under Block’s standard guarantee and Peace of Mind programs, unjust enrichment, and breach of contract. No classes have been certified in either of these two cases. The Company believes the claims in these Peace of Mind actions are without merit and intends to defend them vigorously. However, there can be no assurances as to the outcome of these pending actions individually or in the aggregate, and there can be no assurances on the impact of these actions on the Company’s financial condition.

Franchise Litigation

The Company is a named defendant in litigation entitled William R. Smith, Inc., et al. v. H&R Block, Inc., et al., Case No. 99-CV-206379, pending in the Circuit Court of Jackson County, Missouri (previously known as Armstrong Business Services, Inc., et al. v. H&R Block, Inc., et al.). The action was filed by certain “major” franchisees against the Company and certain of its subsidiaries relating to alleged breaches of contract and other matters. The Company’s subsidiary, HRB Royalty, Inc., the franchisor under the applicable franchise agreements, filed a counterclaim and subsequently a motion for summary judgment seeking a declaration that HRB Royalty, Inc. could elect not to renew the major franchise agreements when their present five-year terms came to an end. Such motion for summary judgment was granted in March 2001 and upheld on appeal. HRB Royalty notified the plaintiff major franchisees in 2000 that it did not intend to renew their franchise agreements at the expiration of the current renewal terms and that the agreements would terminate at that time. The renewal dates vary among the franchisees. Pursuant to the franchise agreements, HRB Royalty must pay a “fair and equitable price” to the franchisee for franchisee’s franchise business, and such price must be no less than 80% of the franchisee’s revenues for the most recent 12 months ended April 30, plus the value of equipment and supplies, and certain off-season expenses. The Circuit Court ruled in May 2003 that major franchise agreements with renewal terms scheduled to expire prior to July 1, 2003, will expire on July 1, 2003, and other major franchise agreements will expire as their renewal terms expire commencing in September 2003 and ending in fiscal year 2005. The Court ordered defendants to pay for the franchise businesses as provided in the franchise agreements on the applicable dates of expiration. During the six months ended October 31, 2003, franchise agreements of twelve major franchisees expired and subsidiaries of the Company began operating tax preparation businesses as company-owned operations in the franchise territories previously operated by ten former major franchisees. Cash payments of $118.8 million were made or accrued related to these former major franchise businesses during the six months ended October 31, 2003. In August 2003, a subsidiary of the Company entered into a transaction with one of the major franchisees whose franchise agreements had expired in the first quarter, pursuant to which such subsidiary acquired the stock of the franchisee and the franchisee released the Company and its affiliates from any further liability regarding additional payments under the major franchise agreements. In addition, during the first quarter of fiscal year 2004, a Company subsidiary and one major franchise entered into a new franchise agreement with a limited term and a release of the Company and its affiliates from any liability in the litigation, including any liability regarding payments for the franchise business under the prior major franchise agreement. With the exception of the franchisees that have executed releases and the franchisee that entered into a new franchise agreement, the court will determine if any additional payments are required for these franchise businesses. There is no certainty as to the timing and final cost of commencement of operations in the former major franchise territories or the payments of fair and equitable prices for the franchise businesses.

In Smith, plaintiffs’ claims against the Company and its subsidiaries remain in the trial court. In their second amended petition, the plaintiffs seek in excess of $20 million in actual damages, punitive damages, unspecified statutory damages, declaratory, injunctive and other relief, including attorneys’ fees under allegations of breach of contract, breach of the covenant of good faith and fair dealing, unfair business practices, state anti-trust violations, breach of fiduciary duty, prima facie tort, violations of various state franchise statutes, fraud and misrepresentation, waiver and estoppel, ambiguity and reformation, relief with respect to a post-termination covenant not to compete in the franchise agreements, and a request for a fair and equitable payment upon nonrenewal of the franchise agreements. The major franchisees allege, among other things, that the sale of TaxCut income tax return preparation software and online tax services and the purchase of accounting firms encroached on their exclusive franchise territories. The defendants believe that the allegations against them are without merit and continue to defend the case vigorously. Management believes that amounts, if any, required to be paid by the Company and its subsidiaries in the discharge of liabilities or settlements relating to these claims of the plaintiffs in this litigation will not have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position.

The trial involving one of the plaintiffs in the Smith litigation took place in October 2003 and involved the issues relating to that plaintiff’s claims against the Company and to determine if any additional payments are required to provide the former franchisee with a fair and equitable price for the franchise business. The jury rendered a verdict of $0.9 million in favor of the plaintiff on the plaintiff’s claims against the Company and a verdict of $3.2 million with respect to additional payments for the franchise business. A subsidiary of the Company had made a payment of $5.0 million to such plaintiff as payment for the franchise business in the first quarter of fiscal year 2004. The outcome of the trial is subject to post-trial motions and possible appeals. The next trial to take place as part of the Smith litigation is scheduled for May 2004.

Other Claims and Litigation

The Company and its subsidiaries have from time to time been party to claims and lawsuits not discussed herein arising out of its business operations, including additional claims and lawsuits concerning RALs and the Peace of Mind guarantee program, and claims and lawsuits concerning the preparation of customers’ income tax returns, the electronic filing of customers’ tax returns, the fees charged customers for various products and services, losses incurred by customers with respect to their investment accounts, relationships with franchisees, denials of mortgage loans, contested mortgage foreclosures, other aspects of the mortgage business, intellectual property disputes, and contract disputes. Such lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances and the ultimate liability with respect to such litigation and claims is difficult to predict. The Company’s management considers these cases to be ordinary, routine litigation incidental to its business, believes and Company and its subsidiaries have meritorious defenses to each of them, and is defending, or intends to defend, them vigorously. While management cannot provide assurance that the Company and its subsidiaries will ultimately prevail in each instance, management believes that amounts, if any, required to be paid by the Company and its subsidiaries in the discharge of liabilities or settlements in these other matters will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders of the registrant was held on September 10, 2003. At such meeting, three Class II directors were elected to serve three-year terms. In addition, the proposals set forth below were submitted to a vote of shareholders. With respect to the election of directors and the adoption of each proposal, the number of votes cast for, against or withheld, the number of abstentions, and the number of no votes (if applicable) were as follows:

Election of Class II Directors

Nominee	Votes FOR	Votes WITHHELD

G. Kenneth Baum	154,492,796	1,939,685
Henry F. Frigon	150,062,319	6,370,162
Roger W. Hale	152,902,523	3,529,958

Approvals of an Amendment to the 2003 Long-Term Executive Compensation Plan

Votes For:	142,940,871
Votes Against:	12,792,495
Abstain:	699,113

Ratification of the Appointment of KPMG LLP as the Registrant's Independent Accountants for the year ended April 30, 2004

Votes For:	151,578,294
Votes Against:	4,509,546
Abstain:	344,641

At the close of business on July 8, 2003, the record date for the annual meeting of shareholders, there were 180,313,591 shares of Common Stock of the registrant outstanding and entitled to vote at the meeting. There were 156,432,481 shares represented at the annual meeting of shareholders held on September 10, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits

10.1	Separation Agreement dated September 4, 2003 between HRB Management, Inc. and Frank J. Cotroneo.

10.2	2003 Long-Term Executive Compensation Plan (as amended September 10, 2003)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Accounting Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

The registrant filed a current report on Form 8-K dated August 27, 2003, reporting under Item 12 thereof its issuance of a press release announcing the results of operations for its first quarter ending July 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

(Registrant)

DATE	12/10/03	BY	/s/ Mark A. Ernst

Mark A. Ernst Chairman of the Board, President and Chief Executive Officer

DATE	12/10/03	BY	/s/ Melanie K. Coleman

Melanie K. Coleman Vice President and Corporate Controller

Exhibit Index

Exhibit No.	Description

10.1	Separation Agreement dated September 4, 2003 between HRB Management, Inc. and Frank J. Cotroneo.

10.2	2003 Long-Term Executive Compensation Plan (as amended September 10, 2003)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Accounting Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.