Form 10-Q
period 2004-01-31
H&R BLOCK INC
filed 2004-03-16
CIK 12659

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

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

Yes   [✓]   No [   ]

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on February 27, 2004 was 174,970,755 shares.

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED INCOME STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES
PART II - OTHER INFORMATION
SIGNATURES
Employment Agreement
Settlement Agreement
Loan PArticipation Agreement
Certification
Certification
Certification
Certification

H&R BLOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in thousands, except share amounts

	January 31,	April 30,
	2004	2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$671,089	$875,353
Cash and cash equivalents - restricted	606,832	438,242
Marketable securities - trading	70,280	23,859
Receivables from customers, brokers, dealers and clearing organizations, net	645,357	517,037
Receivables, net (note 4)	1,093,051	403,197
Prepaid expenses and other current assets	611,561	489,673

Total current assets	3,698,170	2,747,361
Residual interests in securitizations (note 5)	233,851	264,337
Mortgage servicing rights (note 5)	106,196	99,265
Property and equipment, at cost less accumulated depreciation and amortization of $550,662 and $485,608	284,148	288,594
Intangible assets, net (note 6)	340,748	341,865
Goodwill, net (note 6)	948,530	714,215
Other assets	176,544	148,268

Total assets	$5,788,187	$4,603,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Commercial paper	$1,411,177	$—
Current portion of long-term debt	277,599	55,678
Accounts payable to customers, brokers and dealers	1,126,103	862,694
Accounts payable, accrued expenses and other	398,250	468,933
Accrued salaries, wages and payroll taxes	170,043	210,629
Accrued income taxes	73,419	299,262

Total current liabilities	3,456,591	1,897,196
Long-term debt	551,406	822,302
Other noncurrent liabilities	303,624	220,698

Total liabilities	4,311,621	2,940,196

Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 500,000,000 shares authorized; 217,945,398 shares issued at January 31, 2004 and April 30, 2003	2,179	2,179
Additional paid-in capital	530,282	496,393
Accumulated other comprehensive income (note 8)	56,591	36,862
Retained earnings	2,240,592	2,221,868
Less cost of 42,409,777 and 38,343,944 shares of common stock in treasury	(1,353,078)	(1,093,593)

Total stockholders’ equity	1,476,566	1,663,709

Total liabilities and stockholders’ equity	$5,788,187	$4,603,905

See Notes to Condensed Consolidated Financial Statements

H&R BLOCK, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited, amounts in thousands, except per share amounts

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
Revenues:
Service revenues	$591,050	$510,042	$1,037,312	$907,015
Gains on sales of mortgage assets, net	168,965	306,364	581,893	602,749
Interest income	117,643	57,230	276,462	228,176
Product sales	51,324	43,312	107,839	74,234
Royalties	44,427	39,026	49,410	43,082
Other	3,748	2,439	9,786	5,919

	977,157	958,413	2,062,702	1,861,175

Operating expenses:
Employee compensation and benefits	392,835	352,209	873,804	791,692
Occupancy and equipment	94,764	87,349	253,229	223,642
Depreciation and amortization	46,487	42,670	122,497	114,738
Marketing and advertising	67,975	55,331	99,766	85,335
Interest	21,361	24,817	64,457	69,789
Supplies, freight and postage	28,609	33,154	51,350	55,472
Impairment of goodwill	—	—	—	24,000
Other	150,622	142,591	389,991	356,300

	802,653	738,121	1,855,094	1,720,968

Operating income	174,504	220,292	207,608	140,207
Other income, net	1,616	2,642	4,475	4,576

Income before taxes	176,120	222,934	212,083	144,783
Income taxes	69,394	90,621	83,462	59,361

Net income before cumulative effect of change in accounting principle	106,726	132,313	128,621	85,422
Cumulative effect of change in accounting principle for multiple deliverable revenue arrangements, less taxes of $4,031	—	—	(6,359)	—

Net income	$106,726	$132,313	$122,262	$85,422

Basic earnings per share:
Before change in acctg. principle	$.60	$.74	$.72	$.48
Cumulative effect of change in accounting principle	—	—	(.03)	—

Net income	$.60	$.74	$.69	$.48

Diluted earnings per share:
Before change in acctg. principle	$.59	$.73	$.71	$.46
Cumulative effect of change in accounting principle	—	—	(.04)	—

Net income	$.59	$.73	$.67	$.46

See Notes to Condensed Consolidated Financial Statements

H&R BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, amounts in thousands

	Nine Months Ended
	January 31,
	2004	2003
Cash flows from operating activities:
Net income	$122,262	$85,422
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	122,497	114,738
Accretion of residual interests in securitizations	(118,389)	(113,146)
Impairments of residual interests in securitizations	26,048	25,589
Additions to trading securities - residual interests in securitizations	(251,585)	(326,395)
Proceeds from net interest margin transactions, net	197,417	325,642
Realized gain on sale of previously securitized residuals	(17,000)	(130,881)
Additions to mortgage servicing rights	(64,265)	(55,960)
Amortization of mortgage servicing rights	57,334	33,273
Net change in receivable from Trusts	(12,565)	(73,494)
Cumulative effect of change in accounting principle	6,359	—
Impairment of goodwill	—	24,000
Mortgage loans held for sale:
Originations and purchases	(17,006,283)	(12,640,440)
Sales and principal repayments	16,948,363	12,629,199
Other net changes in working capital, net of acquisitions	(1,011,833)	(264,296)

Net cash used in operating activities	(1,001,640)	(366,749)

Cash flows from investing activities:
Available-for-sale securities:
Purchases of available-for-sale securities	(10,495)	(10,577)
Cash received from residual interests in securitizations	127,997	117,522
Cash proceeds from sale of previously securitized residuals	17,000	142,486
Sales of other available-for-sale securities	17,604	9,730
Purchases of property and equipment, net	(81,178)	(95,629)
Payments made for business acquisitions, net of cash acquired	(280,280)	(24,239)
Other, net	11,943	(6,004)

Net cash provided by (used in) investing activities	(197,409)	133,289

Cash flows from financing activities:
Repayments of commercial paper	(1,022,716)	(9,301,285)
Proceeds from issuance of commercial paper	2,433,893	9,888,088
Proceeds from securitization financing	50,100	—
Repayments of securitization financing	(50,100)	—
Payments on acquisition debt	(50,820)	(52,107)
Dividends paid	(103,538)	(93,645)
Acquisition of treasury shares	(371,242)	(317,608)
Proceeds from issuance of common stock	111,155	112,813
Other, net	(1,947)	(2,023)

Net cash provided by financing activities	994,785	234,233

Net increase (decrease) in cash and cash equivalents	(204,264)	773
Cash and cash equivalents at beginning of the period	875,353	436,145

Cash and cash equivalents at end of the period	$671,089	$436,918

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited, dollars in thousands, except per share amounts

1.	Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2004, the condensed consolidated income statements for the three and nine months ended January 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine months ended January 31, 2004 and 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2004 and for all periods presented have been made.

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

During the nine months ended January 31, 2004, cash payments of $243,257 were made related to the acquisition of assets and stock in the franchise territories of ten former major franchisees. The preliminary allocation of the purchase price to assets acquired is as follows: property and equipment of $2,697; goodwill of $194,883; customer relationships of $18,167; noncompete agreements of $17,069; and $10,441 related to legal reserves for franchise litigation. The customer relationships will be amortized in conjunction with the estimated retention curve over ten years. The noncompete agreements will be amortized on a straight-line basis over three years. The weighted average life of the intangible assets is approximately seven years. Goodwill recognized in these transactions is included in the U.S. Tax Operations segment and all but $3,901 is deductible for tax purposes. Results related to these ten former major franchise territories have been included in the accompanying condensed consolidated financial statements since the respective dates company-owned operations commenced. See discussion related to litigation involving major franchisees in note 12 to the condensed consolidated financial statements.

3.	Earnings Per Share

Basic earnings per share is computed using the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share. The computations of basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	January 31,		January 31,
(in 000s, except per share amounts)	2004	2003	2004	2003
Net income before change in accounting principle	$106,726	$132,313	$128,621	$85,422

Basic weighted average common shares	176,732	178,770	177,964	179,620
Dilutive potential shares from stock options and restricted stock	4,251	3,402	3,516	4,757
Convertible preferred stock	1	1	1	1

Dilutive weighted average common shares	180,984	182,173	181,481	184,378

Earnings per share before change in accounting principle:
Basic	$.60	$.74	$.72	$.48
Diluted	.59	.73	.71	.46

Diluted earnings per share excludes the impact of shares of common stock issuable upon the exercise of options to purchase 283 shares and 3.7 million shares of stock for the three and nine months ended January 31, 2004, respectively, as the options’ exercise prices were greater than the average market price of the common shares during those periods and therefore, the effect would be antidilutive. Diluted earnings per share for the three and nine months ended January 31, 2003 excludes the impact of 4.7 million shares and 2.1 million shares, respectively, issuable upon the exercise of stock options as they are antidilutive.

The weighted average shares outstanding for the three and nine months ended January 31, 2004 decreased to 176.7 million and 178.0 million, respectively, from 178.8 million and 179.6 million last year, respectively, primarily due to the purchase of treasury shares by the Company. The effect of these purchases was partially offset by the issuance of treasury shares related to the Company’s stock-based compensation plans.

During the nine months ended January 31, 2004, the Company issued 3.8 million shares of common stock pursuant to the exercise of stock options, employee stock purchases and awards of restricted shares, in accordance with the Company’s stock-based compensation plans. During the nine months ended January 31, 2003, the Company issued 4.4 million shares of common stock pursuant to the exercise of stock options, employee stock purchases and awards of restricted shares.

During the nine months ended January 31, 2004, the Company acquired 7.8 million shares of its common stock at an aggregate cost of $371,242. During the nine months ended January 31, 2003, the Company acquired 6.6 million shares of its common stock at an aggregate cost of $317,608.

4.	Receivables

Receivables consist of the following:

	January 31, 2004	April 30, 2003
Participation in refund anticipation loans (RALs)	$562,974	$12,871
Business Services accounts receivable	153,322	185,023
Mortgage loans held for sale	152,668	68,518
Receivables for tax related fees	79,287	1,500
Loans to franchisees	46,729	33,341
Royalties from franchisees	39,898	83
Software receivables	25,995	36,810
Other	72,521	87,471

	1,133,394	425,617
Allowance for doubtful accounts	(22,020)	(17,038)
Lower of cost or market adjustment – mortgage loans	(18,323)	(5,382)

	$1,093,051	$403,197

5.	Mortgage Banking Activities

Activity related to available-for-sale residual interests in securitizations for the nine months ended January 31, 2004 and 2003 and the twelve months ended April 30, 2003 consists of the following:

	Nine Months Ended		Year Ended
	January 31, 2004	January 31, 2003	April 30, 2003
Balance, beginning of period	$264,337	$365,371	$365,371
Additions from NIM transactions	1,604	753	753
Additions from NIM secured financing, held as collateral	40,196	—	—
Termination of NIM trust	(40,196)	—	—
Cash received	(127,997)	(117,522)	(140,795)
Cash received from sale of previously securitized residuals	(17,000)	(142,486)	(142,486)
Accretion	118,389	113,146	145,165
Impairments of fair value	(26,048)	(25,589)	(54,111)
Exercise of call options	(5,875)	—	—
Changes in unrealized holding gains arising during the period, net	26,441	80,680	90,440

Balance, end of period	$233,851	$274,353	$264,337

The Company sold $16,940,590 and $12,412,587 of mortgage loans in whole loan sales to third-party trusts (Trusts) or other buyers during the nine months ended January 31, 2004 and 2003, respectively, with gains totaling $590,941 and $497,457, respectively, recorded on these sales.

Residual interests valued at $199,021 and $326,395 were securitized in net interest margin (NIM) transactions during the respective nine-month periods. Net cash proceeds of $197,417 and $325,642 were received from the NIM transactions for the nine months ended January 31, 2004 and 2003, respectively. Total net additions to residual interests from NIM transactions for the nine months ended January 31, 2004 and 2003 were $1,604 and $753, respectively.

At January 31, 2004, the Company had $52,564 of residual interests classified as trading securities. These residual interests are included in marketable securities – trading on the condensed consolidated balance sheet. There were no such trading securities recorded as of April 30, 2003.

In the second quarter of fiscal year 2004, the Company completed a NIM transaction with a special purpose entity (SPE) that did not meet the criteria for a qualifying special purpose entity (QSPE) under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As a result, the SPE was consolidated and the transaction was accounted for as a secured financing (on-balance sheet securitization). During the third quarter, the NIM trust was terminated and the related residual interests were subsequently securitized in a NIM transaction with a QSPE.

Cash flows of $127,997 and $117,522 were received from the securitization trusts for the nine months ended January 31, 2004 and 2003, respectively. An additional $17,000 and $142,486 was received during the nine months ended January 31, 2004 and 2003, respectively, as a result of the sale of previously securitized residuals. Cash received on residual interests is included in investing activities in the condensed consolidated statements of cash flows.

Residual interests are classified as either available-for-sale (AFS) or trading securities and are therefore reported at fair market value (based on discounted cash flow models). Unrealized holding gains represent the write-up in value of AFS residual interests as a result of actual or projected performance factors that are better than the projected assumptions previously used in the Company’s valuation models, such as interest rates, loan losses or loan prepayments. Trading securities are marked-to-market through the income statement.

Aggregate net unrealized gains on residual interests, which had not yet been accreted into income, totaled $107,066 at January 31, 2004 and $98,089 at April 30, 2003. These unrealized gains are recorded net of deferred taxes in other comprehensive income, and may be recognized in income in future periods either through accretion or upon further securitization or sale of the related residual interest.

In connection with securitization transactions, the Company, as servicer, generally has a 10% clean-up call option, whereby the Company, at its discretion, may repurchase the outstanding loans in the securitization once the current value of the loans is 10% or less of their original value. During the nine months ended January 31, 2004, the Company exercised call options on residual interests initially recorded in 1996 and 1999. The outstanding loans were repurchased from the securitization trust, and the proceeds were used to pay off the remaining bondholders. These repurchased loans may be included in future sale transactions. At the time the call options were exercised, the book value of the corresponding residual interests was $5,875.

Activity related to mortgage servicing rights (MSRs) consists of the following:

	Nine Months Ended		Year Ended
	January 31, 2004	January 31, 2003	April 30, 2003
Balance, beginning of period	$99,265	$81,893	$81,893
Additions	64,265	55,960	65,345
Amortization	(57,334)	(33,273)	(47,107)
Impairments of fair value	—	—	(866)

Balance, end of period	$106,196	$104,580	$99,265

The key assumptions the Company used to estimate the cash flows and values of residual interests in securitizations initially recorded during the three months ended January 31, 2004 are as follows:

Estimated annual prepayments	35% to 90%
Estimated credit losses	4.72%
Discount rate – residual interests	25% to 28%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at NIM closing date

The following table illustrates key assumptions the Company used to estimate the cash flows and values of residual interests and MSRs held at January 31, 2004:

Estimated annual prepayments	30% to 90%
Estimated credit losses	0.74% to 11.67%
Discount rate – residual interests	18% to 25%
Discount rate – MSRs	12.80%

At January 31, 2004, the sensitivities of the current fair value of the residual interests and MSRs to 10% and 20% adverse changes in the above key assumptions are as follows:

	Residential Mortgage Loans
	Original	NIM	Trading	Servicing
	Residuals	Residuals	Residuals	Asset
Carrying amount/fair value of residuals	$14,674	$219,177	$52,564	$106,196
Weighted average life (in years)	2.2	1.9	2.2	1.2
Prepayments (including defaults):
Adverse 10% - $ impact on fair value	$657	$5,135	$(562)	$(19,644)
Adverse 20% - $ impact on fair value	1,305	9,967	3,272	(38,463)
Credit losses:
Adverse 10% - $ impact on fair value	$(832)	$(28,099)	$(1,452)	Not applicable
Adverse 20% - $ impact on fair value	(1,536)	(52,187)	(2,185)	Not applicable
Discount rate:
Adverse 10% - $ impact on fair value	$(436)	$(4,218)	$(846)	$(1,516)
Adverse 20% - $ impact on fair value	(834)	(8,068)	(1,662)	(3,032)
Variable interest rates:
Adverse 10% - $ impact on fair value	$54	$(9,749)	$(2,388)	Not applicable
Adverse 20% - $ impact on fair value	109	(18,550)	(4,781)	Not applicable

These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in this table, the effect of a variation of a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions. It is likely that changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

6.	Intangible Assets and Goodwill

Intangible assets consist of the following:

	January 31, 2004		April 30, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
U.S. Tax Operations:
Customer relationships	$18,167	$(2,295)	$—	$—
Noncompete agreements	17,069	(3,573)	—	—
Business Services:
Customer relationships	121,588	(53,590)	120,178	(44,192)
Noncompete agreements	27,504	(8,016)	26,909	(6,157)
Trade name – amortizing	1,450	(314)	1,450	(205)
Trade name – non-amortizing	55,637	(4,868)	55,637	(4,868)
Investment Services:
Customer relationships	293,000	(122,083)	293,000	(100,108)
Corporate Operations:
Customer relationships	844	(45)	172	(10)
Noncompete agreements	295	(22)	60	(1)

Total intangible assets	$535,554	$(194,806)	$497,406	$(155,541)

Amortization of intangible assets for the three and nine months ended January 31, 2004 was $15,286 and $39,265, respectively. Amortization of intangible assets for the three and nine months ended January 31, 2003 was $11,085 and $33,322, respectively. Estimated amortization of intangible assets for fiscal years 2004 through 2008 is $53,284, $52,342, $51,313, $42,506 and $40,897, respectively.

Changes in the carrying amount of goodwill for the nine months ended January 31, 2004, consist of the following:

	April 30, 2003	Additions	Other	January 31, 2004
U.S. Tax Operations	$130,502	$201,254	$—	$331,756
Mortgage Operations	152,467	—	—	152,467
Business Services	279,650	31,467	—	311,117
Investment Services	145,732	—	—	145,732
International Tax Operations	5,666	849	734	7,249
Corporate Operations	198	11	—	209

Total goodwill	$714,215	$233,581	$734	$948,530

Preliminary additions to goodwill for U.S. Tax Operations include $194,883 related to asset and stock acquisitions involving former major franchise territories and other acquisitions of $6,371. Additions to goodwill for Business Services primarily result from the final contingent payment related to the acquisition of the non-attest assets of McGladrey & Pullen, LLP of $26,685.

The Company tests goodwill for impairment annually at the beginning of its fourth quarter, or more frequently if events occur that indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. During the nine months ended January 31, 2003, a goodwill impairment charge of $24,000 was recorded for the Investment Services segment. No such impairment or events indicating potential impairment have been identified within any of the Company’s segments during the nine months ended January 31, 2004.

7.	Derivative Instruments

The Company, in the normal course of business, enters into commitments with its customers to fund mortgage loans for specified periods of time at “locked-in” interest rates. These financial instruments represent commitments (rate-lock equivalent) to fund loans. The estimated fair value of these rate-lock equivalents is determined based on the difference in the value of the commitments to fund loans between the date of commitment and the date of valuation, taking into consideration the probability of the commitments being exercised and changes in other market conditions. At January 31, 2004 and April 30, 2003, the Company recorded assets totaling $8,620 and $12,531, respectively, in prepaid expenses and other current assets on the condensed consolidated balance sheets related to these commitments. See related discussion of Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” (SAB 105) in note 14.

The Company, in the normal course of business, enters into interest rate caps to mitigate interest rate risk and to enhance the marketability of NIM transactions. As of January 31, 2004 the Company held $52,564 in residual interests – trading securities. The Company elected not to securitize the residuals in a NIM transaction prior to quarter end. Therefore, an interest rate cap valued at $9,376 has been included in other assets on the condensed consolidated balance sheet related to these trading residual interests. The interest rate cap will be marked-to-market monthly through the income statement. The net adjustment to trading securities and the interest rate cap in the condensed consolidated income statements was zero for the three and nine months ended January 31, 2004.

The Company entered into an agreement with Household Tax Masters, Inc. (Household) during fiscal year 2003, whereby the Company waived its right to purchase any participation interests in and receive license fees relating to RALs during the period January 1 through April 30, 2003. In consideration for waiving these rights, the Company received a series of payments from Household, subject to certain adjustments based on delinquency rates on RALs made by Household through December 31, 2003. This adjustment provision was accounted for as a derivative and was marked-to-market monthly through December 31, 2003. Accordingly, during the three and nine months ended January 31, 2004, the Company recognized $988 and $6,548, respectively, of revenues related to this instrument. The final settlement in accordance with this agreement was received in January 2004. A receivable of $5,171 was included on the condensed consolidated balance sheet as of April 30, 2003.

8.	Comprehensive Income

The Company’s comprehensive income is comprised of net income, the change in net unrealized gain on marketable securities and foreign currency translation adjustments. The components of comprehensive income for the three and nine months ended January 31, 2004 and 2003 are:

	Three months ended		Nine months ended
	January 31,		January 31,
	2004	2003	2004	2003
Net income	$106,726	$132,313	$122,262	$85,422
Change in net unrealized gain on marketable securities	(8,356)	(65,585)	5,680	(31,385)
Change in foreign currency translation adjustments	2,319	9,204	14,049	9,975

Comprehensive income	$100,689	$75,932	$141,991	$64,012

9.	Stock-Based Compensation

Prior to fiscal year 2004, the Company accounted for stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Effective May 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, under the prospective transition method as described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148). Had compensation cost for all stock-based compensation plan grants been determined in accordance with the fair value accounting method prescribed under SFAS 123, the Company’s net income and earnings per share for the three and nine months ended January 31, 2004 and 2003 would have been as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
Net income as reported	$106,726	$132,313	$122,262	$85,422
Add: Stock-based compensation expense included in reported net income, net of related tax effects	4,733	413	7,530	945
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(7,132)	(4,455)	(17,763)	(16,669)

Pro forma net income	$104,327	$128,271	$112,029	$69,698

Basic earnings per share:
As reported	$.60	$.74	$.69	$.48
Pro forma	.59	.72	.63	.39
Diluted earnings per share:
As reported	$.59	$.73	$.67	$.46
Pro forma	.58	.71	.62	.38

10.	Supplemental Cash Flow Information

During the nine months ended January 31, 2004, the Company paid $245,355 and $57,458 for income taxes and interest, respectively. During the nine months ended January 31, 2003, the Company paid $176,168 and $55,193 for income taxes and interest, respectively.

During the nine months ended January 31, 2004 and 2003, the Company characterized the following as non-cash investing activities:

	Nine months ended January 31,
	2004	2003
Additions to residual interests	$1,604	$753
Residual interest mark-to-market	24,731	48,631

11.	Commitments and Contingencies

The Company offers guarantees under its Peace of Mind (POM) program to tax clients whereby the Company will assume the cost of additional tax assessments attributable to tax return preparation error for which the Company is responsible. The Company defers the revenue and direct costs associated with these guarantees, recognizing these amounts over the term of the guarantee based upon historic and actual payment of claims. The related current asset and liability are included in prepaid expenses and other current assets and accounts payable, accrued expenses and other, respectively, on the condensed consolidated balance sheets. The related noncurrent asset and liability are included in other assets and other noncurrent liabilities, respectively, on the condensed consolidated balance sheets. A loss on these POM guarantees would be recognized if the sum of expected costs for services exceeded unearned revenue. Changes in the deferred revenue liability for the nine months ended January 31, 2004 and 2003 and the twelve months ended April 30, 2003 are as follows:

	Nine Months Ended		Year Ended
	January 31,		April 30,
	2004	2003	2003
Balance, beginning of period	$49,280	$44,982	$44,982
Amounts deferred for new guarantees issued	19,098	7,592	28,854
Revenue recognized on previous deferrals	(47,273)	(17,809)	(24,556)
Adjustment resulting from change in accounting principle (note 14)	61,487	—	—

Balance, end of period	$82,592	$34,765	$49,280

Option One Mortgage Corporation provides a guarantee up to a maximum amount equal to approximately 10% of the aggregate principal balance of mortgage loans held by the Trusts (QSPEs) before ultimate disposition of the loans by the Trusts. This guarantee would be called upon in the event adequate proceeds were not available from the sale of the mortgage loans to satisfy the current or ultimate payment obligations of the Trusts. No losses have been sustained on this commitment since its inception. The total principal amount of Trust obligations outstanding as of January 31, 2004 and April 30, 2003 was $2,785,603 and $2,176,286, respectively. The fair value of mortgage loans held by the Trusts as of January 31, 2004 and April 30, 2003 was approximately $2,895,000 and $2,273,000, respectively.

The Company may enter into forward loan sale commitments to be settled at a future date as a part of its interest rate risk management strategy. The Company had commitments to sell loans of approximately $4,500,000 and $1,470,000 as of January 31, 2004 and April 30, 2003, respectively.

The Company has entered into whole loan sale agreements with investors in the normal course of business, which include standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold. A liability has been established related to the potential loss on repurchase of loans previously sold of $21,907 and $18,859 at January 31, 2004 and April 30, 2003, respectively. This liability is included in accounts payable, accrued expenses and other on the condensed consolidated balance sheets. Repurchased loans are normally sold in subsequent sale transactions.

The Company and its subsidiaries have various contingent purchase price obligations in connection with prior acquisitions. In many cases, contingent payments to be made in connection with these acquisitions are not subject to a stated limit. The Company estimates the potential payments (undiscounted) total approximately $7,112 and $52,290 as of January 31, 2004 and April 30, 2003, respectively. The Company’s estimate is based on current financial conditions. Should actual results differ materially from the Company’s assumptions, the potential payments will differ from the above estimate. Such payments, if and when paid, would be recorded as additional goodwill.

The Company has contractual commitments to fund certain franchises requesting draws on Franchise Equity Lines of Credit (FELCs). The commitment to fund FELCs as of January 31, 2004 and April 30, 2003 totaled $61,152 and $56,070, respectively, with a related receivable balance of $46,729 and $33,341, respectively, included on the condensed consolidated balance sheets. The receivable represents the amount drawn on the FELCs as of January 31, 2004 and April 30, 2003.

The Company and its subsidiaries routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Other guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counter parties from losses arising from the following: (a) tax, legal and other risks related to the purchase or disposition of businesses; (b) penalties and interest assessed by Federal and state taxing authorities in connection with tax returns prepared for clients; (c) indemnification of the Company’s directors and officers; and (d) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against the Company or its subsidiaries and the ultimate liability related to any such claims, if any, is difficult to predict. While management cannot provide assurance the Company and its subsidiaries will ultimately prevail in the event any such claims are asserted, management believes the fair value of these guarantees and indemnifications is not material as of January 31, 2004.

12.	Litigation Commitments and Contingencies

In November 2002, the Company and a major franchisee of a subsidiary of the Company, reached an agreement with the plaintiff class in the class action lawsuit entitled Ronnie and Nancy Haese, et al. v. H&R Block, Inc. et al., Case No. CV96-423, in the District Court of Kleberg County, Texas, related to RALs. The settlement provides a five-year package of coupons class members can use to obtain a variety of tax preparation and tax planning services from the Company’s subsidiaries. The Company’s major franchisee (a co-defendant), which operates more than half of all H&R Block offices in Texas, will share a portion of the total settlement cost. As a result, the Company recorded a liability and pretax expense of $41,672, during the second quarter of fiscal year 2003, which, at the time, represented the Company’s best estimate of its share of the settlement cost for plaintiff class legal fees and expenses, tax products and associated mailing expenses. The Company’s share of the settlement is less than the total amount awarded due to amounts recoverable from a co-defendant in the case. The settlement was approved by the court as a part of a final judgment entered on June 24, 2003. No appeals of the judgment and award were filed. The Company paid the award of $49,900 of attorneys’ fees and expenses to class counsel on August 22, 2003. In addition to the liability that has already been recorded and/or paid, the Company will reduce revenues associated with tax preparation services as the coupons are redeemed each year. The settlement coupons were distributed prior to the 2004 tax season.

The Company has been involved in a number of putative RAL class action cases since 1990. While the Company has successfully defended many such cases, several cases are still pending and the amounts claimed in some of those cases is very substantial. In order to avoid the uncertainty of litigation and the diversion of resources and personnel resulting from the lawsuits, the Company, the lending bank, and the plaintiffs in the case Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., et al. (renamed Lynne A. Carnegie, et al. v. H&R Block, Inc., et al.), Case No. 98-C-2178 in the United States District Court for Northern Illinois, had agreed to a settlement class and a settlement of RAL-related claims on a nationwide basis. Under that settlement, the Company and the lending bank agreed to each pay $12,500 toward a $25,000 settlement fund for the benefit of the class members. The settlement was approved by the District Court in February 2001 and the defendants paid the $25,000 into an escrow fund. Certain class members who had objected to the settlement appealed the order approving the settlement to the Seventh Circuit Court of Appeals. In April 2002, the Court of Appeals reversed the District Court’s order approving the settlement and remanded the matter back to the District Court for further consideration of the fairness and adequacy of the proposed settlement by a new District Court judge. In April 2003, the District Court judge declined to approve the $25,000 settlement, finding that counsel for the settlement plaintiffs had been inadequate representatives of the plaintiff class and failed to sustain their burden of showing that the settlement was fair. The judge appointed new counsel for the plaintiffs in the first quarter of fiscal year 2004 and named their client, Lynne A. Carnegie, as lead plaintiff. The new counsel for the plaintiffs have since filed an amended complaint and a motion for partial summary judgment. The defendants have filed a motion to dismiss, a brief in response to allegations in the plaintiffs’ amended complaint relating to class certification, and responses to plaintiffs’ motion for partial summary judgment. Rulings on these motions are pending, and extensive discovery is proceeding. The Company recorded a receivable in the amount of its $12,500 share of the settlement fund in the fourth quarter of fiscal year 2003 and recorded a reserve in such quarter of $12,500 consistent with the existing settlement authority of the Board of Directors. The defendants requested the release of the escrowed settlement fund and the $12,500 was received during the second quarter of fiscal year 2004. The Company intends to defend the case and the remaining RAL class action litigation vigorously, but there are no assurances as to their outcome.

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

In January 2004, the Company and most of its former major franchisees entered into settlement of the litigation entitled William R. Smith, Inc., et al. v. H&R Block, Inc., et al., Case No. 99-CV-206379, in the Circuit Court of Jackson County, Missouri (previously known as Armstrong Business Services, Inc., et al. v. H&R Block, Inc., et al.). In this litigation, the former major franchisees alleged breaches of contract and other matters against the Company and certain subsidiaries. The Company’s subsidiary, HRB Royalty, Inc., in turn sought and received a declaration that it could elect not to renew the major franchise agreements upon expiration of their current terms. HRB Royalty subsequently notified the plaintiff major franchisees that it did not intend to renew their major franchise agreements upon expiration. During the nine months ended January 31, 2004, the plaintiffs’ major franchise agreements accordingly expired and subsidiaries of the Company acquired and began operating the tax preparation business as company-owned operations in the former major franchise territories. The major franchise agreements required HRB Royalty to pay a “fair and equitable price” to the franchisee for the franchise business. The major franchise agreements provided further such price must be no less than 80% of the franchisee’s revenues for the most recent twelve months ended April 30 plus the value of equipment and supplies and certain off-season expenses. Cash payments of $243,257 were made related to these former major franchises during the nine months ended January 31, 2004.

The Smith settlement provides for payment to the franchisees of $130,096, which is included in the amount above, as additional payment for the value of their former franchise businesses and resolves all other disputes involved in the litigation. The settlement also resolved all issues regarding the first trial involving one of the plaintiffs in the Smith litigation held in October 2003, with the settlement payment encompassing payment of the jury verdict in the first trial of $3,197 for the franchise business and $921 for plaintiff’s claims for damages against the Company. In December 2003, one other “major” franchisee whose franchise agreement did not expire until early 2005 entered into a new franchise agreement with a limited term.

In addition to the aforementioned cases, the Company and its subsidiaries have from time to time been parties to claims and lawsuits arising out of such subsidiaries’ business operations, including other claims and lawsuits relating to RALs, and claims and lawsuits concerning the preparation of customers’ income tax returns, the electronic filing of income tax returns, the fees charged customers for various services, the Peace of Mind guarantee program associated with income tax return preparation services, relationships with franchisees and contract disputes. Such lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. The Company’s management considers these cases to be ordinary, routine litigation incidental to its business, believes the Company and its subsidiaries have meritorious defenses to each of them and is defending, or intends to defend, them vigorously. While management cannot provide assurance the Company and its subsidiaries will ultimately prevail in each instance, management believes that amounts, if any, required to be paid by the Company and its subsidiaries in the discharge of liabilities or settlements will not have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position. Regardless of outcome, claims and litigation can adversely affect the Company and its subsidiaries due to defense costs, diversion of management and publicity related to such matters.

It is the Company’s policy to accrue for amounts related to legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. Many of the various legal proceedings are covered in whole, or in part, by insurance.

13.	Segment Information

Information concerning the Company’s operations by reportable operating segment for the three and nine months ended January 31, 2004 and 2003 is as follows:

	Three months ended		Nine months ended
	January 31,		January 31,
	2004	2003	2004	2003
Revenues:
U.S. Tax Operations	$463,646	$403,571	$551,357	$460,286
Mortgage Operations	331,926	396,980	985,977	921,874
Business Services	112,293	100,741	319,816	293,938
Investment Services	57,753	48,047	167,443	156,737
International Tax Operations	10,849	8,779	35,403	28,388
Corporate Operations	690	295	2,706	(48)

	$977,157	$958,413	$2,062,702	$1,861,175

Income (loss) from:
U.S. Tax Operations	$68,236	$34,137	$(155,874)	$(212,192)
Mortgage Operations	154,476	262,466	502,331	563,071
Business Services	1,955	(4,197)	(7,456)	(12,255)
Investment Services	(12,811)	(31,755)	(41,904)	(92,488)
International Tax Operations	(6,409)	(5,735)	(12,262)	(12,436)
Corporate Operations	(29,327)	(31,982)	(72,752)	(88,917)

Income before taxes	$176,120	$222,934	$212,083	$144,783

14.	New Accounting Pronouncements

SAB 105

On March 9, 2003, the SEC Staff issued SAB 105. SAB 105 states that, when valuing loan commitments, registrants may not include expected future cash flows related to the associated servicing of the loan and, similarly, may not recognize any other internally developed intangible assets as part of the loan commitment derivative. The guidance in SAB 105 is effective for new loan commitments entered into after March 31, 2004. At January 31, 2004, the Company had recorded assets totaling $8,620 related to its loan commitments. It is possible that the effect of SAB 105 will be to delay recognition of all, or a portion, of the loan commitment asset, and related gain, until the loans are sold. The Company is in the process of analyzing the effect of SAB 105 and has not yet determined the impact of adoption.

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

FIN 46

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). A revision of FIN 46 was issued in December 2003. FIN 46 provides guidance with respect to the consolidation of certain variable interest entities (VIEs) whereby a VIE must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among parties involved. The primary beneficiary is one who absorbs a majority of the expected losses, residual returns, or both as a result of holding variable interests. FIN 46 also requires disclosures for both the primary beneficiary of a VIE and other parties with significant variable interests in the entity.

The provisions of FIN 46 apply immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. As revised, application of FIN 46 is required for interests in VIEs commonly referred to as special-purpose entities in financial statements for periods ending after December 15, 2003. Application for interests in all other types of entities is required in financial statement for periods ending after March 15, 2004.

The Mortgage Operations segment has an interest in certain QSPEs it currently does not consolidate, which are exempt from the provisions of FIN 46. Adoption of FIN 46 where application was required during the quarter ended January 31, 2004 did not have a material impact on the Company’s consolidated financial statements.

The Company is continuing its evaluation of interests in other potential VIEs, and will continue to monitor additional guidance as provided by the FASB.

EITF 00-21

In August 2003, the Company adopted Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 requires consideration received in connection with arrangements involving multiple revenue generating activities be measured and allocated to each separate unit of accounting in the arrangement. Revenue recognition is determined separately for each unit of accounting within the arrangement. EITF 00-21 impacts revenue and expense recognition related to tax preparation in the Company’s premium tax offices where POM guarantees are included in the price of a completed tax return. Prior to the adoption of EITF 00-21, revenues and expenses related to POM guarantees at premium offices were recorded in the same period as tax preparation revenues. Beginning May 1, 2003, revenues and direct expenses related to POM guarantees are now initially deferred and recognized over the guarantee period in proportion to POM claims paid. As a result of the adoption of EITF 00-21, the Company recorded a cumulative effect of a change in accounting principle of $6,359, net of taxes of $4,031, as of May 1, 2003.

Restated results for the three months ended July 31, 2003 and pro forma results, as if EITF 00-21 had been applied during the three and nine months ended January 31, 2003 are as follows:

	Three months ended July 31, 2003
	As reported	Restated
Revenues	$494,843	$505,690

Income before taxes	17,297	18,829
Net income before cumulative effect of change in accounting principle	10,582	11,519
Cumulative effect of change in accounting principle	—	(6,359)

Net income	$10,582	$5,160

Basic and diluted earnings per share	$.06	$.03

	Three months ended		Nine months ended
	January 31, 2003		January 31, 2003
	As reported	Pro forma	As reported	Pro forma
Net income	$132,313	$132,680	$85,422	$88,124

Basic earnings per share	$.74	$.74	$.48	$.49
Diluted earnings per share	.73	.73	.46	.48

Revenues recognized during the three and nine months ended January 31, 2004, which were initially recognized in prior periods and recorded as part of the cumulative effect of a change in accounting principle, totaled $6,206 and $26,631, respectively.

Current Accounting Issues

Exposure Draft – Amendment of SFAS 140

The FASB intends to reissue the exposure draft, “Qualifying Special Purpose Entities and Isolation of Transferred Assets, an Amendment of FASB Statement No. 140,” during the first quarter of calendar year 2004. The purpose of the proposal is to provide more specific guidance on the accounting for transfers of financial assets to a QSPE.

Provisions in the first exposure draft, if adopted, may have required the Company to consolidate its current QSPEs (the Trusts) established in its Mortgage Operations segment. As of January 31, 2004, the Trusts had assets and liabilities of $2,785,603. The provisions of the exposure draft are subject to FASB due process and are subject to change. The Company will continue to monitor the status of the exposure draft, and consider changes, if any, to current structures as a result of the proposed rules.

15.	Condensed Consolidating Financial Statements

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

Condensed Consolidating Income Statements

	Three months ended January 31, 2004
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Total revenues	$—	$457,873	$519,412	$(128)	$977,157

Expenses:
Compensation & benefits	—	121,229	271,626	(20)	392,835
Occupancy & equipment	—	16,789	77,975	—	94,764
Depreciation & amortization	—	18,785	27,702	—	46,487
Marketing & advertising	—	16,955	51,130	(110)	67,975
Interest	—	10,515	10,846	—	21,361
Supplies, freight & postage	—	5,526	23,083	—	28,609
Other	—	117,725	33,005	(108)	150,622

	—	307,524	495,367	(238)	802,653

Operating income	—	150,349	24,045	110	174,504
Other income, net	176,120	—	1,616	(176,120)	1,616

Income before taxes	176,120	150,349	25,661	(176,010)	176,120
Income taxes	69,394	60,986	8,364	(69,350)	69,394

Net income	$106,726	$89,363	$17,297	$(106,660)	$106,726

	Three months ended January 31, 2003
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Total revenues	$—	$484,901	$473,597	$(85)	$958,413

Expenses:
Compensation & benefits	—	105,387	246,785	37	352,209
Occupancy & equipment	—	19,780	67,569	—	87,349
Depreciation & amortization	—	20,490	22,180	—	42,670
Marketing & advertising	—	9,999	45,486	(154)	55,331
Interest	—	13,960	10,857	—	24,817
Supplies, freight & postage	—	8,167	24,987	—	33,154
Other	—	76,035	66,626	(70)	142,591

	—	253,818	484,490	(187)	738,121

Operating income (loss)	—	231,083	(10,893)	102	220,292
Other income, net	222,934	—	2,642	(222,934)	2,642

Income (loss) before taxes (benefit)	222,934	231,083	(8,251)	(222,832)	222,934
Income taxes (benefit)	90,621	93,931	(3,354)	(90,577)	90,621

Net income (loss)	$132,313	$137,152	$(4,897)	$(132,255)	$132,313

	Nine months ended January 31, 2004
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Total revenues	$—	$1,230,483	$832,451	$(232)	$2,062,702

Expenses:
Compensation & benefits	—	339,308	534,450	46	873,804
Occupancy & equipment	—	55,586	197,643	—	253,229
Depreciation & amortization	—	54,877	67,620	—	122,497
Marketing & advertising	—	33,396	66,809	(439)	99,766
Interest	—	34,978	29,479	—	64,457
Supplies, freight & postage	—	13,627	37,723	—	51,350
Other	—	279,610	110,659	(278)	389,991

	—	811,382	1,044,383	(671)	1,855,094

Operating income (loss)	—	419,101	(211,932)	439	207,608
Other income, net	212,083	—	4,475	(212,083)	4,475

Income (loss) before taxes (benefit)	212,083	419,101	(207,457)	(211,644)	212,083
Income taxes (benefit)	83,462	170,537	(87,248)	(83,289)	83,462

Net income (loss) before change in accounting	128,621	248,564	(120,209)	(128,355)	128,621
Cumulative effect of change in accounting	(6,359)	—	(6,359)	6,359	(6,359)

Net income (loss)	$122,262	$248,564	$(126,568)	$(121,996)	$122,262

	Nine months ended January 31, 2003
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Total revenues	$—	$1,121,858	$739,547	$(230)	$1,861,175

Expenses:
Compensation & benefits	—	294,779	496,553	360	791,692
Occupancy & equipment	—	51,199	172,443	—	223,642
Depreciation & amortization	—	58,027	56,711	—	114,738
Marketing & advertising	—	22,561	63,237	(463)	85,335
Interest	—	47,690	22,099	—	69,789
Supplies, freight & postage	—	16,724	38,748	—	55,472
Impairment of goodwill	—	24,000	—	—	24,000
Other	—	185,195	171,643	(538)	356,300

	—	700,175	1,021,434	(641)	1,720,968

Operating earnings (loss)	—	421,683	(281,887)	411	140,207
Other income, net	144,783	—	4,576	(144,783)	4,576

Earnings (loss) before income taxes (benefit)	144,783	421,683	(277,311)	(144,372)	144,783
Income taxes (benefit)	59,361	180,671	(121,478)	(59,193)	59,361

Net earnings (loss)	$85,422	$241,012	$(155,833)	$(85,179)	$85,422

Condensed Consolidating Balance Sheets

	January 31, 2004
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Cash & cash equivalents	$—	$157,737	$513,352	$—	$671,089
Cash & cash equivalents - restricted	—	591,398	15,434	—	606,832
Receivables from customers, brokers and dealers, net	—	645,357	—	—	645,357
Receivables, net	543	801,636	290,872	—	1,093,051
Intangible assets and goodwill, net	—	469,116	820,162	—	1,289,278
Investments in subsidiaries	3,700,167	205	333	(3,700,167)	538
Other assets	(193)	1,085,228	396,182	825	1,482,042

Total assets	$3,700,517	$3,750,677	$2,036,335	$(3,699,342)	$5,788,187

Notes payable	$—	$1,411,177	$—	$—	$1,411,177
Accts. payable to customers, brokers and dealers	—	1,126,103	—	—	1,126,103
Long-term debt	—	498,075	53,331	—	551,406
Other liabilities	2	575,153	647,780	—	1,222,935
Net intercompany advances	2,223,949	(981,478)	(1,242,857)	386	—
Stockholders’ equity	1,476,566	1,121,647	2,578,081	(3,699,728)	1,476,566

Total liabilities and stockholders’ equity	$3,700,517	$3,750,677	$2,036,335	$(3,699,342)	$5,788,187

	April 30, 2003
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Cash & cash equivalents	$—	$180,181	$695,172	$—	$875,353
Cash & cash equivalents - restricted	—	420,787	17,455	—	438,242
Receivables from customers, brokers and dealers, net	—	517,037	—	—	517,037
Receivables, net	168	171,612	231,417	—	403,197
Intangible assets and goodwill, net	—	491,091	564,989	—	1,056,080
Investments in subsidiaries	3,546,734	215	1,105	(3,546,734)	1,320
Other assets	(1,321)	1,019,118	293,930	949	1,312,676

Total assets	$3,545,581	$2,800,041	$1,804,068	$(3,545,785)	$4,603,905

Accts. payable to customers, brokers and dealers	$—	$862,694	$—	$—	$862,694
Long-term debt	—	747,550	74,752	—	822,302
Other liabilities	2,654	360,125	892,457	(36)	1,255,200
Net intercompany advances	1,879,218	(37,776)	(1,841,943)	501	—
Stockholders’ equity	1,663,709	867,448	2,678,802	(3,546,250)	1,663,709

Total liabilities and stockholders’ equity	$3,545,581	$2,800,041	$1,804,068	$(3,545,785)	$4,603,905

Condensed Consolidating Statements of Cash Flows

	Nine months ended January 31, 2004
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Net cash provided by (used in) operating activities:	$30,336	$(630,337)	$(401,639)	$—	$(1,001,640)

Cash flows from investing:
Purchase of AFS securities	—	—	(10,495)	—	(10,495)
Cash received on residuals	—	127,997	—	—	127,997
Proceeds from sale of NIM residuals	—	17,000	—	—	17,000
Sales of AFS securities	—	4,165	13,439	—	17,604
Purchase property & equipment	—	(28,037)	(53,141)	—	(81,178)
Payments for business acq.	—	—	(280,280)	—	(280,280)
Net intercompany advances	333,289	—	—	(333,289)	—
Other, net	—	19,309	(7,366)	—	11,943

Net cash provided by (used in) investing activities	333,289	140,434	(337,843)	(333,289)	(197,409)

Cash flows from financing:
Repayments of notes payable	—	(1,022,716)	—	—	(1,022,716)
Proceeds from notes payable	—	2,433,893	—	—	2,433,893
Repayments of securitization financing	—	(50,100)	—	—	(50,100)
Proceeds from securitization financing	—	50,100	—	—	50,100
Payments on acquisition debt	—	—	(50,820)	—	(50,820)
Dividends paid	(103,538)	—	—	—	(103,538)
Acquisition of treasury shares	(371,242)	—	—	—	(371,242)
Proceeds from issuance of common stock	111,155	—	—	—	111,155
Net intercompany advances	—	(943,718)	610,429	333,289	—
Other, net	—	—	(1,947)	—	(1,947)

Net cash provided by (used in) financing activities	(363,625)	467,459	557,662	333,289	994,785

Net decrease in cash	—	(22,444)	(181,820)	—	(204,264)
Cash - beginning of period	—	180,181	695,172	—	875,353

Cash - end of period	$—	$157,737	$513,352	$—	$671,089

	Nine months ended January 31, 2003
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Net cash provided by (used in) operating activities:	$27,060	$(21,514)	$(372,295)	$—	$(366,749)

Cash flows from investing:
Purchase of AFS securities	—	(10,577)	—	—	(10,577)
Cash received on residuals	—	117,522	—	—	117,522
Proceeds from sale of NIM residuals	—	142,486	—	—	142,486
Maturities of AFS securities	—	7,730	2,000	—	9,730
Purchase property & equipment	—	(30,149)	(65,480)	—	(95,629)
Payments for business acq.	—	—	(24,239)	—	(24,239)
Net intercompany advances	271,380	—	—	(271,380)	—
Other, net	—	(1,518)	(4,486)	—	(6,004)

Net cash provided by (used in) investing activities	271,380	225,494	(92,205)	(271,380)	133,289

Cash flows from financing:
Repayments of notes payable	—	(9,301,285)	—	—	(9,301,285)
Proceeds from notes payable	—	9,888,088	—	—	9,888,088
Payments on acquisition debt	—	—	(52,107)	—	(52,107)
Dividends paid	(93,645)	—	—	—	(93,645)
Payments to acquire treasury shares	(317,608)	—	—	—	(317,608)
Proceeds from issuance of common stock	112,813	—	—	—	112,813
Net intercompany advances	—	(812,757)	541,377	271,380	—
Other, net	—	—	(2,023)	—	(2,023)

Net cash provided by (used in) financing activities	(298,440)	(225,954)	487,247	271,380	234,233

Net increase (decrease) in cash	—	(21,974)	22,747	—	773
Cash - beginning of period	—	197,959	238,186	—	436,145

Cash - end of period	$—	$175,985	$260,933	$—	$436,918

16.	Subsequent Event

On February 24, 2004, the Company declared a cash dividend of $.20 per share to shareholders of record as of March 11, 2004, payable on April 1, 2004.

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

U.S. Tax Operations: This segment primarily consists of the Company’s income tax preparation businesses. Retail tax offices served 16.5 million taxpayers in fiscal year 2003 - more than any other personal tax services company. Digital tax services also served 2.1 million clients through TaxCut tax preparation software (includes only federal e-filings) and online tax preparation in fiscal year 2003. By offering professional and do-it-yourself tax preparation options, the Company can serve its clients how they choose to be served.

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

The analysis that follows should be read in conjunction with the tables below and the condensed consolidated income statements found on page 2.

Consolidated H&R Block, Inc.

Consolidated H&R Block, Inc. – Three-Month Results

(in 000s, except per share amounts)	January 31, 2004	January 31, 2003	October 31, 2003
Revenues	$977,157	$958,413	$579,855

Pretax income	176,120	222,934	17,134
Net income	$106,726	$132,313	$10,376

Basic earnings per share	$.60	$.74	$.06

Diluted earnings per share	$.59	$.73	$.06

Overview

A summary of the Company’s results for the three months ended January 31, 2004 is as follows:

•	Net income was $106.7 million, compared to $132.3 million in the prior year.

•	Revenues grew $18.7 million, or 2.0%, over the prior year.

•	U.S. Tax Operations’ revenues increased $60.1 million, or 14.9%, primarily due to company-owned operations in former major franchise territories, which contributed $24.3 million, $10.5 million in additional revenues from the digital tax solutions business, and revenues related to the Company’s RAL business, which increased $6.2 million.

•	U.S. Tax Operations’ pretax income increased $34.1 million, or 99.9%, in conjunction with the increased revenues and as a result of a decline of $8.3 million in legal expenses and effective management of off-season expenses.

•	Mortgage Operations’ revenues and pretax earnings decreased $65.1 million and $108.0 million, respectively, from the prior year and $19.2 million and $29.6 million, respectively, from the preceding quarter. The decline from the prior year is due to the gain on sale of NIM residual interests of $130.9 million recorded in November 2002, compared to a similar gain of only $17.0 million in the current year.

•	Mortgage originations totaled $5.4 billion, an increase of 18.1% over the prior year and a decrease of 15.6% over the preceding quarter. Execution pricing on sales of mortgage assets was 4.08% in the current quarter compared to 4.60% in the prior year and 3.87% in the preceding quarter.

•	Investment Services’ pretax loss improved 59.7% due primarily to increases in production revenues coupled with lower operating expenses.

Consolidated H&R Block, Inc. – Nine-Month Results

(in 000s, except per share amounts)	January 31, 2004	January 31, 2003
Revenues	$2,062,702	$1,861,175

Pretax income	212,083	144,783
Net income before change in accounting principle	128,621	85,422
Cumulative effect of change in accounting principle	(6,359)	—

Net income	$122,262	$85,422

Basic earnings per share:
Before change in accounting principle	$.72	$.48

Net income	$.69	$.48

Diluted earnings per share:
Before change in accounting principle	$.71	$.46

Net income	$.67	$.46

Overview

A summary of the Company’s results for the nine months ended January 31, 2004 is as follows:

•	Net income was $122.3 million, compared to $85.4 million in the prior year.

•	Revenues grew $201.5 million, or 10.8%, over the prior year.

•	U.S. Tax Operations’ revenues increased $91.1 million, or 19.8%, primarily due to company-owned operations in former major franchise territories, which contributed $24.9 million, increased Peace of Mind (POM) revenues of $23.3 million related primarily to the adoption of EITF 00-21, revenues related to RALs, which increased $11.7 million, and the digital tax solutions business, which increased $10.8 million.

•	Mortgage Operations’ revenues increased $64.1 million and pretax earnings decreased $60.7 million over the prior year.

•	Mortgage originations totaled $17.0 billion, an increase of 44.3% over the prior year.

•	Investment Services’ pretax loss improved 54.7% due primarily to the goodwill impairment charge recorded in the prior year and increases in annuitized revenues.

U.S. Tax Operations

This segment is primarily engaged in providing tax return preparation, filing, advice and related services in the United States. Segment revenues include fees earned for tax-related services performed at company-owned tax offices, royalties from franchise offices, sales of tax preparation and other software, fees from online tax preparation, and payments related to refund anticipation loan (RAL) participations.

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

Clients also have the option of online do-it-yourself tax preparation, online professional tax review, online tax advice and online tax preparation through a tax professional (whereby the client completes an online tax organizer and sends it to a tax professional for preparation) through the hrblock.com website. The Company also participates in the Free File Alliance, formed in fiscal year 2003. This alliance was created by the tax preparation industry and the Internal Revenue Service (IRS), and allows qualified lower-income filers to prepare and file their federal return online at no charge.

During the nine months ended January 31, 2004, the Company began operating income tax return preparation businesses in the franchise territories previously operated by ten of its former major franchisees. As a result of these operations, the company has 459 company-owned and 277 company-owned franchise offices for the current tax season in these territories. The current year includes the results for company-owned operations in these former franchise territories. These retail offices contributed pretax losses of $2.3 million and $8.2 million for the three and nine months ended January 31, 2004, respectively.

The Company has been named as a defendant in a number of lawsuits around the country alleging that the Company’s subsidiaries engaged in wrongdoing with respect to the RAL program. In particular, the plaintiffs in these cases have alleged that disclosures in the RAL applications were inadequate, misleading and untimely; that the RAL interest rates were usurious and unconscionable; that the Company suppressed the fact that it would receive part of the finance charges paid by the customer for such loans; and that the Company owes, and breached, a fiduciary duty to its customers in connection with the RAL program. In many of these cases, the plaintiffs seek to proceed on behalf of a class of similarly situated RAL customers, and in certain instances the courts have allowed the cases to proceed as class actions. In other cases, courts have held that plaintiffs must pursue their claims on an individual basis, and may not proceed as a class action. See Legal Proceedings section for additional information.

On November 19, 2002, the Company announced a settlement had been reached in the cases Ronnie and Nancy Haese, et al. v. H&R Block, Inc., et al., Case No. CV96-4213, District Court of Kleberg County, Texas (Haese I) and Ronnie and Nancy Haese, et al. v. H&R Block, Inc., et al., Case No. CV-99-314-D, District Court of Kleberg County, Texas (Haese II), filed originally as one action on July 30, 1996. As a result of that settlement, the Company recorded a liability and pretax expense of $43.5 million during the 2003 fiscal year.

The Company believes it has strong defenses to the various RAL cases and will vigorously defend its position. Nevertheless, the amounts claimed by the plaintiffs are, in some instances, very substantial, and there can be no assurances as to the ultimate outcome of the pending RAL cases, or as to the impact of the RAL cases on the Company’s financial statements.

U.S. Tax Operations – Operating Statistics

	Period January 1 through January 31,
(in 000s except average fee and offices)	2004	2003
Clients served:
Company-owned offices (1)	2,191	2,218
Former major franchise territories (2)	168	**

Total company-owned offices	2,359	2,218
Franchise offices (3)	1,347	1,340
Former major franchise territories (2)	**	157

Total franchise offices	1,347	1,497
Digital tax solutions (4)	1,268	1,042

	4,974	4,757

Average fee per client served: (5)
Company-owned offices (1)	$141.05	$129.40
Former major franchise territories (2)	130.29	**

Total company-owned offices	140.28	129.40
Franchise offices (3)	$125.71	$115.59
Former major franchise territories (2)	**	119.20

Total franchise offices	125.71	115.97

	$134.99	$123.99

Refund anticipation loans (RALs):
Company-owned offices (1)	1,112	1,146
Former major franchise territories (2)	81	**

Total company-owned offices	1,193	1,146
Franchise offices (3)	713	703
Former major franchise territories (2)	**	81

Total franchise offices	713	784
Digital tax solutions (4)	20	19

	1,926	1,949

Offices:
Company-owned offices (1)	4,746	4,672
Former major franchise territories (2)	459	**
Company-owned shared office locations (6)	947	607

Total company-owned offices	6,152	5,279

Franchise offices (3)	3,374	3,398
Former major franchise territories (2)	**	529
Franchise shared office locations (6)	325	95

Total franchise offices	3,699	4,022

	9,851	9,301

(1) Excludes company-owned offices in former major franchise territories which commenced operations during fiscal year 2004.
(2) Impact of company-owned offices in former major franchise territories which commenced operations during fiscal year 2004.
(3) Represents remaining major franchise territories and other franchises.
(4) Includes online completed and paid returns and federal software units sold.
(5) Calculated as tax preparation and related fees divided by clients served.
(6) Shared locations include offices located within Wal-Mart, Sears and other third-party businesses.

U.S. Tax Operations – Three-Month Results

(in 000s)	January 31, 2004	January 31, 2003	October 31, 2003
Tax preparation and related fees	$332,138	$289,540	$12,792
Royalties	43,357	38,211	1,651
RAL participation fees	37,185	37	7
RAL waiver fees	988	31,676	1,446
Software sales	20,995	15,703	933
Online tax services	8,414	3,174	430
Peace of Mind revenue	9,712	9,634	17,658
Other	10,857	15,596	12,272

Total revenues	463,646	403,571	47,189

Compensation and benefits	160,162	151,251	35,927
Occupancy and equipment	61,342	50,180	44,286
Depreciation and amortization	16,324	10,188	10,781
Cost of software sales	9,650	8,511	723
Supplies, freight and postage	11,991	13,454	3,947
Legal	2,096	10,430	11,101
Other	45,398	40,366	27,050
Allocated corporate and shared costs:
Information technology	24,183	21,896	22,908
Marketing	44,653	39,601	5,634
Finance	4,981	5,532	4,708
Supply	8,235	12,049	4,886
Other	6,395	5,976	6,176

Total expenses	395,410	369,434	178,127

Pretax income (loss)	$68,236	$34,137	$(130,938)

Three months ended January 31, 2004 compared to January 31, 2003

U.S. Tax Operations’ revenues increased $60.1 million, or 14.9%, for the three months ended January 31, 2004, compared to the three months ended January 31, 2003.

Tax preparation and related fees increased $42.6 million, or 14.7%, for the three months ended January 31, 2004. This increase is primarily due to the former major franchise territories now being operated as company-owned, which contributed $21.9 million in additional tax preparation and related fees. The Company also saw an 8.4% increase in the average fee per client served, which increased to $140.28 in the current year compared to $129.40 last year. Average fee per client served is calculated as tax preparation and related fees divided by the number of clients served. Clients served in company-owned offices during the current tax season totaled 2.4 million, up 6.4% from the prior year, due entirely to the former major franchise territories now being operated as company-owned.

The average fee per client served at franchise offices increased by 8.4%, while clients served declined 10.0%. The decline is due to the former major franchise territories being operated as company-owned in fiscal year 2004. These changes, coupled with the re-franchising of certain former major franchise territories at higher royalty rates, resulted in an increase in royalty revenue of 13.5%.

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

Revenues earned during the current quarter in connection with RAL participations totaled $37.2 million. These revenues are approximately $5.5 million higher than waiver fees earned during the three months ended January 31, 2003. The Company’s RAL participation revenues are also benefiting from the new company-owned operations in former major franchise territories. The Company participates in RALs at a rate of nearly 50% for company-owned offices compared to 25% in major franchise offices.

Revenues from software sales increased $5.3 million, or 33.7%. A total of 1.6 million software units were sold during the quarter ended January 31, 2004, an increase of 26.0% from the 1.3 million units sold in the prior year. Software units include all software products. Unit growth is due, in part, to marketing strategies, which may be accelerating sales from the fourth quarter into the third quarter. Therefore, unit growth experienced during the third quarter may not be representative of growth expected for the full year.

Online revenues increased $5.2 million, or 165.1%, due to a 102.4% increase in total clients served and a 24.0% increase in the average price per unit over the prior year.

Total expenses for the three months ended January 31, 2004 were up $26.0 million, or 7.0%, from the prior year. The increase from the prior year is primarily a result of additional occupancy and equipment and compensation and benefits expenses. Occupancy and equipment costs increased $11.2 million over the prior year due to an increase of 1.6% in the number of company-owned offices under lease, a 6.9% increase in the average rent and new offices related to the former major franchise territories. Compensation and benefits increased $8.9 million as a result of additional personnel in the former major franchises and $3.2 million in costs associated with seasonal stock options, which were not expensed in the prior year. Depreciation and amortization expenses increased as a result of $4.2 million of intangible amortization recorded for the acquisition of assets from former major franchisees, and for additional equipment purchased for new office locations opened during the period. Other expenses increased $5.0 million, primarily as a result of $8.3 million in additional bad debt expenses recorded in conjunction with the Company’s participation in RALs in the current year. Allocated marketing and information technology costs increased $5.1 million and $2.3 million, respectively, as a result of targeted marketing projects and additional technology projects, respectively. These increases were partially offset by a decline in legal expenses of $8.3 million.

Pretax income of $68.2 million for the three months ended January 31, 2004, represents a 99.9% improvement over the prior year pretax income of $34.1 million.

Due to the seasonal nature of this segment’s business, operating results for the three months ended January 31, 2004 are not comparable to the three months ended October 31, 2003 and are not indicative of the expected results for the entire fiscal year.

U.S. Tax Operations – Nine-Month Results

(in 000s)	January 31, 2004	January 31, 2003
Tax preparation and related fees	$356,769	$313,918
Royalties	46,044	40,529
RAL waiver fees	6,548	31,727
RAL participation fees	37,192	268
Software sales	22,188	17,134
Online tax services	9,400	3,693
Peace of Mind revenue	47,279	23,960
Other	25,937	29,057

Total revenues	551,357	460,286

Compensation and benefits	223,429	214,462
Occupancy and equipment	145,908	124,611
Depreciation and amortization	34,947	22,713
Cost of software sales	10,624	9,080
Supplies, freight and postage	17,121	19,206
Legal	16,979	58,735
Other	92,830	67,263
Allocated corporate and shared costs:
Information technology	66,746	56,122
Marketing	53,036	51,402
Finance	13,244	14,500
Supply	15,205	17,634
Other	17,162	16,750

Total expenses	707,231	672,478

Pretax loss	$(155,874)	$(212,192)

Nine months ended January 31, 2004 compared to January 31, 2003

U.S. Tax Operations’ revenues increased $91.1 million, or 19.8%, for the nine months ended January 31, 2004, compared to the nine months ended January 31, 2003.

Tax preparation and related fees increased $42.9 million for the nine months ended January 31, 2004. This increase is primarily due to the former major franchise territories now being operated as company-owned, which contributed $22.3 million in additional tax preparation and related fees. The Company also saw an 8.4% increase in the average fee per client served, which increased to $140.28 in the first month of the tax season, compared to $129.40 last year. Clients served in company-owned offices during the current tax season were 2.4 million, compared to 2.2 million in the prior year.

The average fee per client served at franchise offices increased by 8.4%, while clients served declined 10.0%. The decline is due to the former major franchise territories being operated as company-owned in fiscal year 2004. These changes, coupled with the re-franchising of certain former major franchise territories at higher royalty rates, resulted in an increase in royalty revenue of 13.6%.

Revenues earned during the current year in connection with RAL participations totaled $37.2 million. These revenues are approximately $5.5 million higher than waiver fees earned during the nine months ended January 31, 2003, primarily as a result of the Company’s higher participation rate in company-owned offices, as discussed previously.

During the nine months ended January 31, 2004 the Company recorded revenues of $6.5 million in conjunction with the RAL waiver agreement with Household based on actual delinquency rates through December 31, 2003.

Software and online revenues increased $5.1 million and $5.7 million, respectively, due to significant increases in units sold and the average price per unit, as discussed previously.

POM revenues for the nine months ended January 31, 2004 increased $23.3 million, or 97.3%, principally due to the adoption of EITF 00-21. Prior to the adoption of EITF 00-21, revenues related to POM guarantees in premium offices were recorded within tax preparation revenues. With the adoption of EITF 00-21, the revenues are deferred and recognized over the guarantee period. The increase over the prior year is a result of the amortization of larger deferred revenue balances established as part of the cumulative effect of change in accounting principle, which increased revenues by $26.6 million.

Total expenses for the nine months ended January 31, 2004 were $707.2 million, up $34.8 million, or 5.2%, from the prior year. The increase from the prior year is primarily a result of additional occupancy and equipment and other expenses. Occupancy and equipment costs increased $21.3 million over the prior year due to a 4.2% increase in the number of company-owned offices under lease, a 6.0% increase in the average rent and offices related to the former major franchise territories. Other expenses increased $10.9 million related to the POM program and $8.3 million for additional bad debt expenses recorded in conjunction with the Company’s participation in RALs in the current year. Interest expense increased $4.2 million as a result of interest accretion related to a legal settlement and commercial paper borrowings used to fund RAL participations. Increases were also seen in depreciation and amortization, which increased as a result of $5.9 million in intangible amortization from the acquisition of assets from former major franchisees and additional equipment purchased for new office locations opened during the period. Allocated information technology costs increased $10.6 million as a result of additional technology projects. These increases were partially offset by a decline in legal expenses of $41.8 million, resulting from the Texas RAL litigation recorded in the prior year.

The pretax loss of $155.9 million for the nine months ended January 31, 2004, represents a 26.5% improvement over the prior year loss of $212.2 million.

Mortgage Operations

This segment is primarily engaged in the origination of non-prime mortgage loans, sales and securitizations of mortgage assets and servicing of non-prime loans. Revenues consist of proceeds from sales and securitizations of loans and related assets, accretion on residual interests, loan servicing fees and interest received on loans.

Substantially all non-prime mortgage loans originated are sold daily to qualifying special purpose entities (Trusts). The Company removes the mortgage loans from its balance sheet and records the gain on the sale, cash and a receivable which represents the ultimate expected outcome from the disposition of the loans. The Trusts, as directed by the third-party beneficial interest holders, either sell the loans directly to third-party investors or back to the Company’s securitization entity to pool the loans for securitization, depending on market conditions.

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

Generally, the cost to service a pool of loans is lower immediately after origination and increases as the related loan pool ages. Recent step-servicing fee structures have typically provided the company with a servicing fee of 30 basis points per annum for the first 10 months of servicing, 40 basis points per annum for the next 20 months of servicing and 65 basis points per annum for the remainder of the servicing term.

Prime mortgage loans are sold in whole loan sales, servicing rights released, to third-party buyers.

Market interest rates have begun to increase after a sustained period of declining rates. In a rising interest rate environment the Company expects its profit margins will narrow from their historically high levels due to less favorable loan execution pricing. Execution pricing on sales of mortgage assets was 4.08% during the three months ended January 31, 2004 compared to 4.60% in the prior year and 3.87% in the preceding quarter. As such, growth in pretax income for the mortgage operations segment is expected to be more moderate or perhaps decline as compared to recent results.

Mortgage Operations – Three-Month Statistics

(dollars in 000s)	January 31, 2004	January 31, 2003	October 31, 2003
Number of loans originated:
Wholesale (non-prime)	30,678	25,061	36,233
Retail: Prime	1,291	3,560	1,944
Non-prime	3,826	2,284	4,110

Total	35,795	30,905	42,287

Volume of loans originated:
Wholesale (non-prime)	$4,732,182	$3,756,809	$5,603,118
Retail: Prime	157,438	496,176	247,661
Non-prime	464,926	280,738	492,977

Total	$5,354,546	$4,533,723	$6,343,756

Loan sales	$5,308,800	$4,599,255	$6,330,449
Weighted average FICO score (2)	607	606	611
Execution price – Net gain on sale (1)	4.08%	4.60%	3.87%
Weighted average interest rate for borrowers (2)	7.47%	7.94%	7.51%
Weighted average loan-to-value (2)	78.1%	78.6%	78.2%

(1)	Defined as total premium received divided by total balance of loans delivered to third party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).
(2)	Represents non-prime production.

Mortgage Operations – Three-Month Results

(in 000s)	January 31, 2004	January 31, 2003	October 31, 2003
Components of gains on sales:
Gains on mortgage loans and related assets	$166,907	$176,940	$220,652
Gains on residual interests previously securitized	17,000	130,881	—
Impairment of residual interests	(14,942)	(1,457)	(363)

Total gains on sales	168,965	306,364	220,289
Loan servicing revenue	55,072	43,372	51,659
Accretion income	47,483	20,293	36,843
Interest income	59,838	26,357	41,858
Other	568	594	507

Total revenues	331,926	396,980	351,156

Compensation and benefits	78,841	68,442	77,152
Servicing and processing	32,692	20,331	26,609
Occupancy and equipment	12,030	10,986	12,589
Bad debt	12,633	5,898	12,226
Other	41,254	28,857	38,554

Total expenses	177,450	134,514	167,130

Pretax income	$154,476	$262,466	$184,026

Three months ended January 31, 2004 compared to January 31, 2003

Mortgage Operations’ revenues decreased $65.1 million, or 16.4%, for the three months ended January 31, 2004 compared to the prior year. Revenue decreased primarily as a result of the significantly larger sale of previously securitized residual interests recorded in the prior year.

The following table summarizes the key drivers of gains on sales of mortgage loans:

	Three months ended January 31,
(dollars in 000s)	2004	2003
Number of sales associates (1)	2,649	2,163
Total number of applications	59,328	53,927
Closing ratio (2)	60.3%	57.3%
Total number of originations	35,795	30,905
Average loan size	$150	$147
Total originations	$5,354,546	$4,533,723
Non-prime / prime origination ratio	33.0 : 1	8.1 : 1
Commitments to fund loans	$2,493,015	$2,288,002
Loan sales	$5,308,800	$4,599,255
Gains on sales of mortgage assets	$183,907	$307,821
Execution price – net gain on sale (3)	4.08%	4.60%

(1)	Includes all direct sales and back office sales support associates.
(2)	Percentage of loans funded divided by total applications in the period.
(3)	Defined as total premium received divided by total balance of loans delivered to third party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Gains on sales of mortgage assets decreased $123.9 million for the three months ended January 31, 2004. The decrease over last year is a result of the $130.9 million gain on sale of previously securitized residuals recorded in the prior year, partially offset by an increase in loan origination volume and a smaller sale of previously securitized residuals of $17.0 million in the current quarter. During the third quarter, the Company originated $5.4 billion in mortgage loans compared to $4.5 billion last year, an increase of 18.1%. The execution price on mortgage loans originated and sold decreased to 4.08% for the current quarter compared to 4.60% last year, primarily as a result of a decrease in the average interest rates on loans sold during the period.

Impairments of residual interests in securitizations of $14.9 million were recognized in the current period, compared to $1.5 million for the three months ended January 31, 2003. The increase is primarily due to a decline in the value of certain older residual based on loan performance.

The following table summarizes the key drivers of loan servicing revenues:

	Three months ended January 31,
(dollars in 000s)	2004	2003
Number of loans serviced	308,305	232,979
Average servicing portfolio	$41,224,508	$26,871,925
Average delinquency rate	6.00%	7.48%
Value of MSRs	$106,196	$104,580

Loan servicing revenues increased $11.7 million, or 27.0%, compared to the prior year. The increase reflects a higher loan servicing portfolio. The average servicing portfolio for the three-month period ended January 31, 2004 increased $14.4 billion, or 53.4%, to $41.2 billion.

Total accretion of residual interests of $47.5 million for the three months ended January 31, 2004 represents an increase of $27.2 million from prior year accretion of $20.3 million. This increase is due to write-ups taken during fiscal years 2003 and 2004.

During the third quarter of fiscal year 2004, the Company’s residual interests continued to perform better than expected compared to internal valuation models, primarily due to lower than originally modeled loss and interest rates. The Company recorded pretax mark-to-market write-ups, which increased the fair value of its residual interests $46.7 million during the quarter. These write-ups were recorded, net of write-downs of $10.7 million and deferred taxes of $13.8 million, in other comprehensive income and will be accreted into income throughout the remaining life of those residual interests. Future changes in interest rates or other assumptions, based on market conditions or actual loan pool performance, could cause additional adjustments to the fair value of the residual interests and could cause changes to the accretion of these residual interests in future periods. Additionally, sales of previously securitized residual interests would result in decreases to accretion income in future periods.

Interest income increased $33.5 million, or 127.0%, for the quarter ended January 31, 2004, primarily due to an increase in the average balance on loans held by the Trusts. The average balance increased to $3.9 billion from $1.9 billion in the prior year, which was partially offset by lower interest margin earned. Interest margin is the difference between the rate on the underlying loans and the financing costs of the Trusts. The interest margin decreased to 5.48% for the three months ended January 31, 2004, from 5.72% a year ago.

Total expenses for the three months ended January 31, 2004, increased $42.9 million, or 31.9%, over the year-ago quarter. This increase is primarily due to $10.4 million in increased compensation and benefits as a result of a 22.5% increase in sales associates needed to support higher loan production volumes. Servicing and processing expenses increased by $12.4 million as a result of a higher average servicing portfolio during the three months ended January 31, 2004. Bad debt expense increased $6.7 million primarily due to more whole loan sales than securitizations in the current year, for which higher reserves are required at the time of sale for estimated repurchases. Whole loan sales accounted for 87% of total loan sales, compared to 25% in the prior year. Other expenses increased by $12.4 million for the current quarter, primarily due to $6.2 million in increased retail mortgage direct mail advertising, and $3.4 million in increased allocated corporate and shared costs. Allocated costs increased as a result of additional insurance costs and the expensing of stock-based compensation.

Pretax income decreased $108.0 million to $154.5 million for the three months ended January 31, 2004.

Three months ended January 31, 2004 compared to October 31, 2003

Mortgage Operations’ revenues decreased $19.2 million, or 5.5%, for the three months ended January 31, 2004, compared to the preceding quarter.

The following table summarizes the key drivers of gains on sales of mortgage loans:

	Three months ended
(dollars in 000s)	January 31, 2004	October 31, 2003
Number of sales associates (1)	2,649	2,476
Total number of applications	59,328	72,858
Closing ratio (2)	60.3%	58.0%
Total number of originations	35,795	42,287
Average loan size	$150	$150
Total originations	$5,354,546	$6,343,756
Non-prime / prime origination ratio	33.0 : 1	24.6 : 1
Commitments to fund loans	$2,493,015	$3,244,958
Loan sales	$5,308,800	$6,330,449
Gains on sales of mortgage assets	$183,907	$220,652
Execution price – net gain on sale (3)	4.08%	3.87%

(1)	Includes all direct sales and back office sales support associates.
(2)	Percentage of loans funded divided by total applications in the period.
(3)	Defined as total premium received divided by total balance of loans delivered to third party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Gains on sales of mortgage assets decreased $36.7 million to $183.9 million for the current quarter. This decrease from the preceding quarter is primarily a result of a 15.6% decrease in loans originated, partially offset by an increase in execution price on loan sales. The execution price on loan sales for the quarter increased to 4.08% from 3.87% for the three months ended October 31, 2003. The decline in originations is due to fewer funding days in the current quarter and a decrease in loan application volume.

Impairments of residual interests in securitizations of $14.9 million were recognized during the third quarter, compared to $0.4 million for the three months ended October 31, 2003. The increase is primarily due to a decline in the value of certain older residuals based on loan performance.

The following table summarizes the key drivers of loan servicing revenues:

	Three months ended
(dollars in 000s)	January 31, 2004	October 31, 2003
Number of loans serviced	308,305	295,636
Average servicing portfolio	$41,224,508	$36,825,033
Average delinquency rate	6.00%	6.28%
Value of MSRs	$106,196	$111,960

Loan servicing revenues increased $3.4 million, or 6.6%, compared to the second quarter of fiscal year 2004. The increase reflects a higher loan-servicing portfolio. The average servicing portfolio for the three months ended January 31, 2004 increased $4.4 billion, or 11.9%, to $41.2 billion.

Accretion of residual interests of $47.5 million represents an increase of 28.9% from the preceding quarter’s accretion of $36.8 million, primarily due to write-ups taken during the first half of fiscal year 2004.

Interest income increased $18.0 million, or 43.0%, for the quarter ended January 31, 2004, due to a 21.9% increase in the average balance on loans held by the Trusts and an increase in the interest margin to 5.48% during the three months ended January 31, 2004, from 5.39% in the second quarter.

Total expenses increased $10.3 million, or 6.2%, primarily due to an increase of $6.1 million, or 22.9%, in servicing expenses, resulting from the increased servicing portfolio. Other expenses also increased $2.7 million primarily due to $3.6 million in additional retail mortgage direct mail advertising.

Pretax income decreased $29.6 million, or 16.1%, for the three months ended January 31, 2004 compared to the preceding quarter.

Mortgage Operations – Nine-Month Statistics

(dollars in 000s)	January 31, 2004	January 31, 2003
Number of loans originated:
Wholesale (non-prime)	95,405	67,371
Retail: Prime	7,240	8,548
Non-prime	10,940	7,417

Total	113,585	83,336

Volume of loans originated:
Wholesale (non-prime)	$14,740,523	$9,677,763
Retail: Prime	945,424	1,194,685
Non-prime	1,323,236	914,722

Total	$17,009,183	$11,787,170

Loan sales:
Loans originated and sold	$16,940,590	$11,778,634
Loans acquired and sold	—	633,953

Total	$16,940,590	$12,412,587

Weighted average FICO score (2)	608	603
Execution price – Net gain on sale (1)
Loans originated and sold	4.14%	4.75%
Loans acquired and sold	—%	0.18%

Total	4.14%	4.49%
Weighted average interest rate for borrowers (2)	7.51%	8.30%
Weighted average loan-to-value (2)	78.2%	78.9%

(1)	Defined as total premium received divided by total balance of loans delivered to third party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).
(2)	Represents non-prime production.

Mortgage Operations – Nine-Month Results

(in 000s)	January 31, 2004	January 31, 2003
Components of gains on sales:
Gains on mortgage loans and related assets	$590,941	$497,457
Gains on residual interests previously securitized	17,000	130,881
Impairment of residual interests	(26,048)	(25,589)

Total gains on sales	581,893	602,749
Loan servicing revenue	155,048	123,647
Accretion income	118,389	113,146
Interest income	128,970	80,623
Other	1,677	1,709

Total revenues	985,977	921,874

Compensation and benefits	221,476	183,637
Servicing and processing	84,552	51,958
Occupancy and equipment	36,177	28,924
Bad debt	34,373	15,015
Other	107,068	79,269

Total expenses	483,646	358,803

Pretax income	$502,331	$563,071

Nine months ended January 31, 2004 compared to January 31, 2003

Mortgage Operations’ revenues increased $64.1 million, or 7.0%, for the nine months ended January 31, 2004 compared to the prior year. Revenue increased primarily as a result of higher interest income, loan servicing revenues and production volumes, partially offset by the significantly larger sale of previously securitized residual interests recorded in the prior year.

The following table summarizes the key drivers of gains on sales of mortgage loans:

	Nine months ended January 31,
(dollars in 000s)	2004	2003
Number of sales associates (1)	2,649	2,163
Total number of applications	194,730	156,588
Closing ratio (2)	58.3%	53.2%
Total number of originations	113,585	83,336
Average loan size	$150	$141
Total originations	$17,009,183	$11,787,170
Non-prime / prime origination ratio	17.0 : 1	8.9 : 1
Commitments to fund loans	$2,493,015	$2,288,002
Loan sales	$16,940,590	$12,412,587
Gains on sales of mortgage assets	$607,941	$628,338
Execution price – net gain on sale (3)	4.14%	4.49%

(1)	Includes all direct sales and back office sales support associates.
(2)	Percentage of loans funded divided by total applications in the period.
(3)	Defined as total premium received divided by total balance of loans delivered to third party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Gains on sales of mortgage assets decreased $20.4 million for the nine months ended January 31, 2004. The decrease over last year is a result of the $130.9 million gain on sale of previously securitized residuals recorded in the prior year, compared to $17.0 million in the current year, and a decrease in execution price, partially offset by an increase in loan origination volume. During the current year, the Company originated $17.0 billion in mortgage loans compared to $11.8 billion last year, an increase of 44.3%. The execution price on mortgage loans originated and sold decreased to 4.14% for the current period compared to 4.75% last year, primarily as a result of a decrease in the average interest rate during the period.

Impairments of residual interests in securitizations of $26.0 million were recognized in the nine months ended January 31, 2004, due to a decline in value of older residuals. Impairments of residuals for the nine months ended January 31, 2003 totaled $25.6 million.

The following table summarizes the key drivers of loan servicing revenues:

	Nine months ended January 31,
(dollars in 000s)	2004	2003
Number of loans serviced	308,305	232,979
Average servicing portfolio	$36,907,358	$26,310,362
Average delinquency rate	6.27%	7.12%
Value of MSRs	$106,196	$104,580

Loan servicing revenues increased $31.4 million, or 25.4%, this year. The increase reflects a higher loan servicing portfolio. The average servicing portfolio for the nine months ended January 31, 2004 increased $10.6 billion, or 40.3%, to $36.9 billion.

Total accretion of residual interests of $118.4 million for the nine months ended January 31, 2004 represents an increase of $5.2 million over prior year accretion of $113.1 million.

The Company recorded pretax mark-to-market write-ups on its residual interests, which increased the fair value $125.1 million during the period primarily due to lower than originally modeled loss and interest rates. These write-ups were recorded, net of write-downs of $25.1 million and deferred taxes of $38.2 million, in other comprehensive income and will be accreted into income throughout the remaining life of those residual interests. Future changes in interest rates or other assumptions, based on market conditions or actual loan pool performance, could cause additional adjustments to the fair value of the residual interests and could cause changes to the accretion of these residual interests in future periods. Additionally, sales of previously securitized residual interests would result in decreases to accretion income in future periods.

Interest income increased $48.3 million, or 60.0%, for the nine months ended January 31, 2004, due to an increase in the average balance on loans held by the Trusts. The average balance increased to $3.1 billion from $1.6 billion in the prior year, which was partially offset by lower interest margin earned. The interest margin decreased to 5.46% during the nine months ended January 31, 2004, from 5.99% a year ago.

Total expenses for the nine months ended January 31, 2004, increased $124.8 million, or 34.8% over the year-ago period. This increase is primarily due to a $37.8 million increase in compensation and benefits as a result of a 22.5% increase in sales associates needed to support higher loan production volumes. Servicing and processing expenses increased by $32.6 million as a result of a higher average servicing portfolio during the nine months ended January 31, 2004. Occupancy and equipment charges increased $7.3 million due to nine additional branch offices opened since October 2002, continued expansion of the second servicing center that opened in August 2002 and additional administrative office space. Bad debt expense increased $19.4 million primarily as a result a 36.5% increase in loan sales coupled with the increase in whole loan sales compared to securitizations, for which higher reserves are required at the time of sale for estimated repurchases. Whole loan sales accounted for 75% of total loan sales, compared to 35% in the prior year. Other expenses increased by $27.8 million to $107.1 million for the current period, primarily due to $10.6 million in increased marketing expenses and $9.3 million in increased allocated corporate and shared costs. Allocated costs increased due to higher insurance costs and the expensing of stock-based compensation.

Pretax income decreased $60.7 million to $502.3 million for the nine months ended January 31, 2004.

Business Services

This segment is engaged in providing accounting, tax, consulting, payroll, employee benefits and capital markets services to business clients and tax, financial and estate planning, wealth management and insurance services to individuals. Business Services provides accounting, payroll and human resources services to McGladrey & Pullen LLP (M&P) in exchange for a management fee. The Company also has a fully secured commitment to fund M&P’s operations on a revolving basis.

A substantial portion of Business Services’ revenues are generated by one-time projects or extended services. Improvements in the current business environment have caused clients to begin engaging Business Services in such discretionary projects. While revenues in the Company’s consulting services remain weak, profitability is improving through realization of better rates and productivity.

Business Services – Three-Month Results

(in 000s)	January 31, 2004	January 31, 2003	October 31, 2003
Traditional accounting	$55,024	$52,707	$54,441
Business consulting	21,813	22,910	21,174
Capital markets	19,287	8,910	17,870
Other	16,169	16,214	15,539

Total revenues	112,293	100,741	109,024

Compensation and benefits	76,221	65,060	75,397
Occupancy and equipment	5,998	7,110	6,785
Depreciation and amortization	5,607	5,774	5,647
Marketing and advertising	2,127	3,599	1,660
Bad debt expense	744	3,009	1,116
Other	19,641	20,386	21,151

Total expenses	110,338	104,938	111,756

Pretax income (loss)	$1,955	$(4,197)	$(2,732)

Three months ended January 31, 2004 compared to January 31, 2003

Business Services’ revenues for the three months ended January 31, 2004 increased $11.6 million, or 11.5%, from the prior year. This increase was primarily due to a $10.4 million increase in capital markets revenues, resulting from a 172.1% increase in the number of business valuation projects and capital market transactions. Traditional accounting revenues also increased $2.3 million due primarily to rate increases.

Total expenses increased $5.4 million, or 5.2%, for the three months ended January 31, 2004 compared to the prior year. Compensation and benefits costs increased $11.2 million, primarily as a result of the increased activity in the capital markets business. This increase was partially offset by a decrease of $2.3 million in bad debt expense and a reduction of $1.5 million in marketing and advertising.

Pretax income for the three months ended January 31, 2004 was $2.0 million compared to a loss of $4.2 million in the prior year.

Due to the seasonal nature of this segment’s business, operating results for the three months ended January 31, 2004 are not comparable to the three months ended October 31, 2003 and are not indicative of the expected results for the entire fiscal year.

Business Services – Nine-Month Results

(in 000s)	January 31, 2004	January 31, 2003
Traditional accounting	$154,561	$153,824
Business consulting	64,562	66,403
Capital markets	53,787	29,391
Other	46,906	44,320

Total revenues	319,816	293,938

Compensation and benefits	221,903	199,788
Occupancy and equipment	18,849	18,401
Depreciation and amortization	16,750	16,966
Marketing and advertising	5,982	6,864
Bad debt expense	3,221	6,337
Other	60,567	57,837

Total expenses	327,272	306,193

Pretax loss	$(7,456)	$(12,255)

Nine months ended January 31, 2004 compared to January 31, 2003

Business Services’ revenues for the nine months ended January 31, 2004 increased $25.9 million, or 8.8%, from the prior year. This increase was primarily due to a $24.4 million increase in capital markets revenues, resulting from a 104.5% increase in the number of business valuation projects and capital market transactions. Other revenues also increased $2.6 million due to improved performance in the outsourcing services line of business. These increases were partially offset by a slight decline in business consulting revenues.

Total expenses increased $21.1 million, or 6.9%, for the nine months ended January 31, 2004 compared to the prior year. Compensation and benefits costs increased $22.1 million, primarily as a result of the increased activity in the capital markets business and increased costs in traditional accounting. Additionally, other expenses increased $2.7 million, primarily due to increased recruiting and insurance costs. These increases were partially offset by a decline of $3.1 million in bad debt expense resulting from improved billing procedures, which have increased accounts receivable turnover and collections.

The pretax loss for the nine months ended January 31, 2004 was $7.5 million compared to a loss of $12.3 million in the prior year.

Investment Services

This segment is primarily engaged in offering investment services and securities products through H&R Block Financial Advisors, Inc. (HRBFA), a full-service securities broker-dealer and a registered investment advisor. U.S. Tax Operations clients are also given the opportunity to open an Express IRA through HRBFA as a part of the income tax return preparation process.

Key to the future success of the Investment Services segment is retention of its financial advisors and recruitment of new advisors. One of the Company’s major initiatives is to build revenues through the addition of experienced financial advisors. More than 200 new advisors have been recruited through the third quarter, which was offset by attrition of primarily less experienced advisors. The retention and recruitment of experienced advisors continues to be a focus for fiscal year 2004.

Investment Services – Three-Month Statistics

	January 31, 2004	January 31, 2003	October 31, 2003
Customer trades (1)	413,338	306,119	347,828
Customer daily average trades	6,776	4,638	5,351
Average revenue per trade (2)	$113.61	$115.57	$116.22
Number of active accounts	741,824	672,247	748,403
Average trades per active account per quarter	0.56	0.46	0. 46
Average trades per active account per year (annualized)	2.23	1.83	1.86
Ending balance of assets under administration (billions)	$27.5	$21.0	$25.7
Average assets per active account	$37,122	$31,397	$34,340
Ending margin balances (millions)	$594	$535	$538
Ending customer payables balances (millions)	$1,076	$802	$981
Number of advisors	1,052	1,080	1,010
Included in the numbers above are the following relating to fee-based accounts:
Customer accounts	5,705	4,338	5,174
Average revenue per account	$2,021	$1,544	$1,897
Ending balance of assets under administration (millions)	$1,342	$706	$1,088
Average assets per active account	$235,232	$162,856	$210,290

(1)	Includes both trades on which commissions are earned (“commissionable trades”) and trades for which no commission is earned (“fee-based trades”). Excludes open-ended mutual fund redemptions.
(2)	Calculated as total commissions divided by commissionable trades.

Investment Services – Three-Month Results

(in 000s)	January 31, 2004	January 31, 2003	October 31, 2003
Transactional revenue	$26,960	$23,111	$23,162
Annuitized revenue	15,040	9,126	13,689

Production revenue	42,000	32,237	36,851
Other revenue	7,391	6,923	7,795

Non-interest revenue	49,391	39,160	44,646
Margin interest revenue	8,362	8,887	8,057
Less: interest expense	248	945	207

Net interest revenue	8,114	7,942	7,850

Total revenues (1)	57,505	47,102	52,496

Commissions	14,160	10,521	10,875
Other variable expenses	814	1,332	1,403

Total variable expenses	14,974	11,853	12,278
Gross profit	42,531	35,249	40,218
Compensation and benefits	23,893	22,110	22,751
Occupancy and equipment	4,480	8,384	6,823
Depreciation and amortization	11,843	14,005	11,046
Other	10,067	17,906	10,223
Allocated corporate and shared costs	5,059	4,599	4,711

Total fixed expenses	55,342	67,004	55,554

Pretax loss	$(12,811)	$(31,755)	$(15,336)

(1)	Total revenues, less interest expense.

Three months ended January 31, 2004 compared to January 31, 2003

Investment Services’ revenues, net of interest expense, for the three months ended January 31, 2004 increased $10.4 million, or 22.1%. The increase is primarily due to higher annuitized revenues, which are based on customer assets rather than transactions.

Transactional revenue, which is based on transaction or trade quantities, increased $3.8 million, or 16.7%, from the prior year due to a 35.0% increase in trading activity, partially offset by a decline in average revenue per trade. Annuitized revenues increased $5.9 million, or 64.8%, due to increased sales of annuities and mutual funds.

Margin interest revenue decreased 5.9% from the prior year, which is primarily a result of a decline in interest rates, partially offset by a 10.3% increase in average margin balances. Margin balances have increased from an average of $515.0 million for the three months ended January 31, 2003 to $568.3 million in the current period, as the market has begun to recover. Interest expense for the third quarter of fiscal year 2004 declined 73.8% to $0.2 million compared to $0.9 million in the third quarter of fiscal year 2003.

Total expenses decreased $8.5 million, or 10.8%, to $70.3 million primarily as a result of a decline in consulting fees incurred in the prior year related to the conversion to a new back-office system. Occupancy and equipment and depreciation and amortization costs declined $3.9 million and $2.2 million, respectively, as a result of the consolidation of field offices and the related asset sales. These decreases were partially offset by an increase of $3.6 million in commissions, related to increased production revenues, and a $1.8 million increase in compensation and benefits, related to higher bonus accruals due to improved overall performance.

The pretax loss for Investment Services for the third quarter of fiscal year 2004 was $12.8 million compared to the prior year loss of $31.8 million.

Three months ended January 31, 2004 compared to October 31, 2003

Investment Services’ revenues, net of interest expense, for the three months ended January 31, 2004 increased $5.0 million, or 9.5%, compared to the preceding quarter.

Production revenue increased $5.1 million, or 14.0%, primarily due to the increase in customer trades.

Margin interest revenue increased $0.3 million, or 3.8%, for the quarter ended January 31, 2004, which is primarily a result of higher average margin balances. Margin balances have increased from an average of $514.4 million for the three months ended October 31, 2003 to $568.3 million in the current period.

Total expenses increased $2.5 million from the preceding quarter, primarily due to a $3.3 million increase in commission expense resulting from the improvement in production revenues. Compensation and benefits also increased $1.1 million as a result of higher bonus accruals due to improved overall performance. These increases were partially offset by a decrease of $2.3 million in occupancy and equipment due to the consolidation of field offices and the related asset sales.

The pretax loss for the Investment Services segment was $12.8 million, compared to a loss of $15.3 million in the second quarter of fiscal year 2004.

Investment Services – Nine-Month Statistics

	January 31, 2004	January 31, 2003
Customer trades (1)	1,124,219	973,249
Customer daily average trades	5,825	5,043
Average revenue per trade (2)	$118.58	$117.95
Number of active accounts	741,824	672,247
Ending balance of assets under administration (billions)	$27.5	$21.0
Average assets per active account	$37,122	$31,397
Ending margin balances (millions)	$594	$535
Ending customer payables balances (millions)	$1,076	$802
Number of advisors	1,052	1,080
Included in the numbers above are the following relating to fee-based accounts:
Customer accounts	5,705	4,338
Average revenue per account	$1,734	$1,507
Ending balance of assets under administration (millions)	$1,342	$706
Average assets per active account	$235,232	$162,856

(1)	Includes both trades on which commissions are earned (“commissionable trades”) and trades for which no commission is earned (“fee-based trades”). Excludes open-ended mutual fund redemptions.
(2)	Calculated as total commissions divided by commissionable trades.

Investment Services – Nine-Month Results

(in 000s)	January 31, 2004	January 31, 2003
Transactional revenue	$76,107	$74,976
Annuitized revenue	41,205	26,494

Production revenue	117,312	101,470
Other revenue	25,182	25,426

Non-interest revenue	142,494	126,896
Margin interest revenue	24,949	29,841
Less: interest expense	1,065	4,222

Net interest revenue	23,884	25,619

Total revenues (1)	166,378	152,515

Commissions	37,476	31,641
Other variable expenses	3,418	2,711

Total variable expenses	40,894	34,352
Gross profit	125,484	118,163
Compensation and benefits	69,074	69,321
Occupancy and equipment	18,524	21,646
Depreciation and amortization	34,480	39,652
Impairment of goodwill	—	24,000
Other	31,759	45,534
Allocated corporate and shared costs	13,551	10,498

Total fixed expenses	167,388	210,651

Pretax loss	$(41,904)	$(92,488)

(1)	Total revenues, less interest expense.

Nine months ended January 31, 2004 compared to January 31, 2003

Investment Services’ revenues, net of interest expense, for the nine months ended January 31, 2004 improved $13.9 million, or 9.1%, compared to prior year. The increase is primarily due to higher annuitized revenue.

Transactional revenue increased $1.1 million, or 1.5%, from the prior year due to an increase in customer trades. Annuitized revenues increased $14.7 million, or 55.5%, due to increased sales of annuities and mutual funds. The increases were also due, in part, to the improvement in consumer sentiment surrounding market conditions.

Margin interest revenue declined 16.4% from the prior year, which is primarily a result of lower average margin balances. Margin balances have declined from an average of $598.7 million for the nine months ended January 31, 2003 to $528.1 million in the current period. Margin balances, which steadily declined during most of 2003, have steadily increased in the past four months and are now approaching last year’s average. Interest expense for the first nine months of fiscal year 2004 declined $3.2 million, or 74.8%, compared to the prior year.

Total expenses decreased $36.7 million, or 15.0%, primarily as a result of the $24.0 million goodwill impairment charge recorded in the prior year. Other expenses decreased $13.8 million primarily as a result of consulting fees incurred in the prior year related to the conversion to a new back-office system. Depreciation and amortization and occupancy and equipment costs declined by $5.2 million and $3.1 million, respectively, as a result of the consolidation of field offices and the related asset sales. Commissions and other variable expenses increased $6.5 million as a result of higher production revenues.

The pretax loss for Investment Services for the current fiscal year was $41.9 million compared to the prior year loss of $92.5 million.

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

International Tax Operations – Three-Month Results

(in 000s)	January 31, 2004	January 31, 2003	October 31, 2003
Revenues:
Canada	$2,690	$2,376	$3,025
Australia	7,446	5,720	15,657
United Kingdom	329	435	305
Overseas	384	248	108

Total revenues	10,849	8,779	19,095

Pretax income (loss):
Canada	(6,879)	(6,139)	(4,858)
Australia	1,699	1,243	6,297
United Kingdom	(196)	(98)	(196)
Overseas	(102)	(229)	(127)
Allocated corporate and shared costs	(931)	(512)	(561)

Pretax income (loss)	$(6,409)	$(5,735)	$555

Three months ended January 31, 2004 compared to January 31, 2003

International Tax Operations’ revenues for the three months ended January 31, 2004 increased $2.1 million, or 23.6%, compared to the three months ended January 31, 2003. This improvement is primarily due to results in Australia, where tax returns prepared in the current quarter increased 1.1% compared to the prior year and the average charge per return increased 2.7%. Revenues in Canada also improved due to a slight increase in the number of early returns completed.

The pretax loss of $6.4 million for the quarter ended January 31, 2004, was a decline of $0.7 million compared to the loss recorded in the third quarter last year. This is due primarily to unfavorable exchange rates in Canada, partially offset by improved performance in the Australian tax season.

Due to the seasonal nature of this segment’s business, operating results for the three months ended January 31, 2004 are not comparable to the three months ended October 31, 2003 and are not indicative of the expected results for the entire fiscal year.

International Tax Operations – Nine-Month Results

(in 000s)	January 31, 2004	January 31, 2003
Revenues:
Canada	$9,481	$7,710
Australia	24,226	18,957
United Kingdom	953	1,077
Overseas	743	644

Total revenues	35,403	28,388

Pretax income (loss):
Canada	(15,432)	(14,629)
Australia	5,986	4,694
United Kingdom	(581)	(429)
Overseas	(307)	(685)
Allocated corporate and shared costs	(1,928)	(1,387)

Pretax loss	$(12,262)	$(12,436)

Nine months ended January 31, 2004 compared to January 31, 2003

International Tax Operations’ revenues for the nine months ended January 31, 2004 increased $7.0 million, or 24.7%, compared to the nine months ended January 31, 2003. This improvement is primarily due to results in Australia, where tax returns prepared this year increased 3.5% compared to the prior year and the average charge per return increased 1.9%. Canadian revenues also improved, due to a 12.0% increase in tax returns prepared.

The pretax loss of $12.3 million for the nine months ended January 31, 2004, was basically flat compared to the loss recorded in the prior year. Results in Australia improved due to better performance in the Australian tax season, while Canadian results declined as a result of foreign currency translation.

Corporate Operations

This segment consists primarily of corporate support departments, which provide services to the Company’s operating segments. These support departments consist of marketing, information technology, facilities, human resources, executive, legal, finance, government relations and corporate communications. These support department costs are largely allocated to the Company’s operating segments. The Company’s captive insurance, franchise financing subsidiaries and its small business initiative are also included within this segment.

Corporate Operations – Three-Month Results

(in 000s)	January 31, 2004	January 31, 2003	October 31, 2003
Operating revenues	$2,332	$1,846	$2,253
Eliminations	(1,642)	(1,551)	(1,565)

Total revenues	690	295	688

Corporate expenses:
Compensation and benefits	2,828	2,631	930
Interest expense:
Interest on acquisition debt	17,055	18,014	17,074
Other interest	350	4,283	89
Marketing and advertising	1,615	1,865	(2)
Other	9,314	6,710	2,869

	31,162	33,503	20,960
Support departments:
Information technology	30,745	24,987	26,738
Marketing	44,513	39,488	5,430
Finance	8,406	7,530	8,835
Stock-based compensation	3,375	—	3,084
Other	19,468	24,741	14,108

	106,507	96,746	58,195
Allocation of corporate and shared costs	(106,593)	(98,163)	(58,021)
Investment income, net	1,059	(191)	2,005

Pretax loss	$(29,327)	$(31,982)	$(18,441)

Three months ended January 31, 2004 compared to January 31, 2003

Interest expense on acquisition debt decreased as a result of a $45.1 million payment on acquisition debt in August 2003 and lower financing costs. Other interest expense declined as a result of more of the cost of borrowing being absorbed by the U.S. Tax Operations segment in conjunction with RAL participations.

Information technology department expenses increased $5.8 million, or 23.0%, primarily due to an increase in headcount and related facilities. Stock-based compensation expenses increased as a result of the expensing of all stock-based compensation, which began on May 1, 2003. The related expenses reported in this segment do not include seasonal stock options for tax associates, which are charged directly to the segment in which they are employed. During the third quarter, expenses totaling $3.2 million and $0.2 million were recorded directly in the U.S. Tax Operations and International Tax Operations segments, respectively, related to the seasonal stock options.

The pretax loss was $29.3 million, compared with last year’s third quarter loss of $32.0 million.

Corporate Operations – Nine-Month Results

(in 000s)	January 31, 2004	January 31, 2003
Operating revenues	$7,313	$4,137
Eliminations	(4,607)	(4,185)

Total revenues	2,706	(48)

Corporate expenses:
Compensation and benefits	6,827	11,269
Interest expense:
Interest on acquisition debt	51,801	54,990
Other interest	614	2,728
Marketing and advertising	1,537	2,095
Other	19,028	19,074

	79,807	90,156
Support departments:
Information technology	80,696	66,266
Marketing	52,607	50,196
Finance	24,140	20,935
Stock-based compensation	7,499	—
Other	43,359	49,054

	208,301	186,451
Allocation of corporate and shared costs	(208,391)	(186,312)
Investment income, net	4,259	1,426

Pretax loss	$(72,752)	$(88,917)

Nine months ended January 31, 2004 compared to January 31, 2003

Operating revenues increased $2.8 million as a result of a write-down of investments in the prior year.

Compensation and benefits decreased primarily as a result of $3.5 million of additional expenses related to deferred compensation plans recorded in the prior year. The decrease in interest expense on acquisition debt is attributable to lower financing costs and a $45.1 million payment on acquisition debt in August 2003. Other interest expense declined as a result of more of the cost of borrowing being absorbed by the U.S. Tax Operations segment in conjunction with RAL participations.

Information technology department expenses increased $14.4 million, or 21.8%, primarily due to an increase in headcount and related facilities. Stock-based compensation expenses increased as a result of the expensing of all stock-based compensation, which began on May 1, 2003.

The pretax loss was $72.8 million, compared with last year’s loss of $88.9 million.

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

OPERATING CASH FLOWS & LIQUIDITY BY SEGMENT

Operating cash requirements totaled $1.0 billion and $366.7 million for the nine months ended January 31, 2004 and 2003, respectively. A condensed consolidating statement of cash flows by segment for the nine months ended January 31, 2004 follows. Generally, interest is not charged on intercompany activities between segments.

	U.S. Tax	Mortgage	Business	Investment	International	Corporate	Consolidated
(in 000s)	Operations	Operations	Services	Services	Tax Operations	Operations	H&R Block
Cash provided by (used in):
Operations	$(808,624)	$39,507	$25,016	$(52,167)	$2,273	$(207,645)	$(1,001,640)
Investing	(261,486)	130,992	(35,964)	1,705	(3,665)	(28,991)	(197,409)
Financing	—	—	(51,306)	—	(127)	1,046,218	994,785
Net intercompany	1,114,204	(180,411)	70,097	36,650	4,626	(1,045,166)	—

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

U.S. Tax Operations: U.S. Tax Operations has historically been the largest provider of annual operating cash flows to the Company. This segment generally operates at a loss during the first two quarters of the fiscal year due to off-season costs and preparation activities for the upcoming tax season. The seasonal nature of U.S. Tax Operations generally results in a large positive operating cash flow in the fourth quarter. U.S. Tax Operations had total cash requirements of $1.1 billion for the nine months ended January 31, 2004, which includes $243.3 million paid to former major franchisees.

Mortgage Operations: This segment primarily generates cash as a result of loan sales and securitizations, NIM transactions, sales of NIM residual interests and as its residual interests mature. Mortgage Operations generated $39.5 million in cash from operating activities primarily from the sale and securitization of mortgage loans. This segment also generated $131.0 million in cash from investing activities primarily from cash received on residual interests.

Gains on sales
Gains on sales of mortgage loans and related assets totaled $581.9 million, of which 81% was received as cash. The cash was primarily recorded as operating activities. The percent of gains on sales of mortgage assets received as cash is calculated as follows:

	Nine months ended
(in 000s)	January 31, 2004	January 31, 2003
Cash:
Gains on whole loans sold by the Trusts	$529,521	$267,499
Gains on loans securitized	81,041	235,690
Gains on sale of previously securitized residuals	17,000	130,881
Loan origination expenses, net	(156,085)	(120,218)

	471,477	513,852
Non-cash:
Gains on retained mortgage servicing rights	64,265	50,691
Additions (reductions) to balance sheet (1)	63,545	(11,605)
Net change in receivable from the Trusts	12,565	73,494
Impairments to fair value of residual interests	(26,048)	(25,589)
Net change in fair value of rate-lock commitments	(3,911)	1,906

	110,416	88,897

Reported gains on sales of mortgage assets	$581,893	$602,749

Percent of gains received as cash	81%	85%

(1)	Includes residual interests and interest rate caps.

Another important measure of cash generation is the percentage of cash proceeds the Company receives from its capital market transactions. These amounts are also included within the gain on sale of mortgage assets as reconciled below. The percent calculation is as follows:

	Nine months ended
(in 000s)	January 31, 2004	January 31, 2003
Cash proceeds:
Gains on whole loans sold by the Trusts	$529,521	$267,499
Gains on loans securitized	81,041	235,690
Gains on sale of previously securitized residuals	17,000	130,881

	627,562	634,070
Non-cash:
Gains on retained mortgage servicing rights	64,265	50,691
Additions (reductions) to balance sheet (1)	63,545	(11,605)

	127,810	39,086

Portion of gain on sale related to capital market transactions	$755,372	$673,156
Other items included in gain on sale:
Net change in receivable from the Trusts	12,565	73,494
Impairments to fair value of residual interests	(26,048)	(25,589)
Net change in fair value of rate-lock commitments	(3,911)	1,906
Loan origination expenses, net	(156,085)	(120,218)

	(173,479)	(70,407)

Reported gains on sales of mortgage assets	$581,893	$602,749

Percent of cash proceeds from capital market transactions	83%	94%

(1)	Includes residual interests and interest rate caps.

Warehouse Funding
The mortgage segment regularly sells loans as a source of liquidity for its prime and non-prime mortgages. Whole loan sales to the Trusts or other buyers through January 31, 2004 were $16.9 billion compared with $12.4 billion for the same period in fiscal year 2003. Additionally, Block Financial Corporation (BFC) provides the mortgage segment a $150 million line of credit for working capital needs.

In order to finance its prime originations, the Company utilizes a warehouse facility with capacity up to $50 million, which expires in June 2004. The facility bears interest at one-month LIBOR plus 64 to 175 basis points. As of January 31, 2004, the balance outstanding under this facility was $0.2 million and is included in accounts payable, accrued expenses and other on the condensed consolidated balance sheets.

Management believes the sources of liquidity available to the Mortgage Operations segment are sufficient for its needs. Risks to the stability of these sources include external events impacting the asset-backed securities market. The liquidity available from the NIM transactions is also subject to external events impacting this market. These external events include, but are not limited to, adverse changes in the perception of the non-prime industry or in the regulation of non-prime lending and, to a lesser degree, reduction in the availability of third parties that provide credit enhancement. Performance of the securitizations will also impact the segment’s future participation in these markets. The five off-balance sheet warehouse facilities used by the Trusts, which have a total current capacity of $7.0 billion, are subject to annual renewal, each at a different time during the year, and any of the above events could lead to difficulty in renewing the lines. These risks are mitigated by the availability of whole loan sales and financing provided by the Company, and to a lesser extent, by staggered renewal dates related to these lines.

Business Services: Business Services’ funding requirements are largely related to working capital needs. Funding is available from the Company sufficient to cover these needs. This segment generated $25.0 million in cash from operating activities primarily related to the collections of receivables. Business Services used $36.0 million in investing activities, primarily as a result of contingent payments on prior acquisitions, and $51.3 million in financing activities, primarily as a result of payments on acquisition debt.

Investment Services: Investment Services used $52.2 million in cash from operating activities during the quarter, primarily due to the timing of cash deposits that are restricted for the benefit of customers.

Investment Services, through HRBFA, is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers. HRBFA is required to maintain minimum net capital as defined under Rule 15c3-1 of the Securities Exchange Act of 1934 and complies with the alternative capital requirement, which requires a broker-dealer to maintain net capital equal to the greater of $250 thousand or 2% of the combined aggregate debit balances arising from customer transactions. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the greater of 5% of combined aggregate debit items or 120% of the minimum required net capital. As of

January 31, 2004, HRBFA’s net capital of $126.3 million, which was 18.4% of aggregate debit items, exceeded its minimum required net capital of $13.7 million by $112.6 million. Although HRBFA has always exceeded its minimum net capital requirements, during the nine months ended January 31, 2004 the Company contributed $32.0 million of additional capital to HRBFA.

To manage short-term liquidity, HRBFA maintains a $300 million unsecured credit facility with BFC, its indirect corporate parent. As of January 31, 2004 there were no outstanding balances on this facility.

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

To satisfy the margin deposit requirement of client option transactions with the Options Clearing Corporation (OCC), Investment Services pledges customers’ margined securities. Pledged securities as of January 31, 2004 totaled $68.0 million, an excess of $25.2 million over the margin requirement.

Management believes the funding sources for Investment Services are stable. Liquidity risk within this segment is primarily limited to maintaining sufficient capital levels to obtain securities lending liquidity to support margin borrowing by customers.

International Tax Operations: International Tax Operations provided $2.3 million in cash from operating activities during the nine months primarily due to higher earnings during the Australian tax season and collections of receivables from Revenue Canada related to its discounted return program.

International Tax Operations are generally self-funded. Cash balances are held in Canada, Australia and the United Kingdom independently in local currencies. H&R Block Canada has a commercial paper program up to $125 million (Canadian). At January 31, 2004, there was no commercial paper outstanding.

CAPITAL RESOURCES

Cash and cash equivalents – restricted totaled $606.8 million at January 31, 2004. HRBFA held $576.4 million of this total segregated in a special reserve account for the exclusive benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934. Restricted cash held by Mortgage Operations totaled $15.0 million at January 31, 2004 as a result of cash held for outstanding commitments to fund mortgage loans. Restricted cash of $15.4 million at January 31, 2004 held by Business Services is related to funds held to pay payroll taxes on behalf of its clients.

On September 12, 2001, the Company’s Board of Directors authorized the repurchase of 15 million shares of common stock. On June 11, 2003 the Company’s Board of Directors approved an authorization to repurchase up to 20 million additional shares of its common stock. During the nine months ended January 31, 2004, the Company purchased 7.8 million shares pursuant to these authorizations at an aggregate price of $370.0 million, or an average price of $47.51 per share. There are approximately 14.1 million shares remaining under the June 2003 authorization at January 31, 2004. The Company plans to continue to purchase its shares on the open market in accordance with this authorization, subject to various factors including the price of the stock, the ability to maintain progress toward a capital structure that will support a single A rating, the availability of excess cash, the ability to maintain liquidity and financial flexibility, compliance with securities laws and other investment opportunities available.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

The Company has commitments to fund mortgage loans in its pipeline of $2.5 billion at January 31, 2004, subject to contract verification. External market forces impact the probability of loan commitments being closed, and therefore, total commitments outstanding do not necessarily represent future cash requirements. If the loan commitments are exercised, they will be funded through the Company’s off-balance sheet arrangements.

For the nine months ended January 31, 2004, the final disposition of loans was 25% securitizations and 75% third-party whole loan sales. For the nine months ended January 31, 2003, the final disposition of loans was 65% securitizations and 35% third-party whole loan sales. The current year shift to whole loan sales is due to the more favorable pricing in the whole loan market. Increased whole loan sale transactions results in gains on loan sales being recorded earlier and cash being received earlier. Whole loan sales also do not add residual interests to the Company’s balance sheet, and therefore do not add additional balance sheet risk.

In the third quarter of fiscal year 2004, the warehouse facilities utilized by the Trusts were increased to $7.0 billion. An additional $1.0 billion facility was added that expires in November and bears interest at one-month LIBOR plus 50 to 60 basis points. This facility is subject to similar performance triggers, limits and financial covenants as the other facilities. In November 2003, two of the existing $1.5 billion facilities were increased to $2.0 billion each.

The Financial Accounting Standards Board (FASB) has decided to reissue its exposure draft, “Qualifying Special Purpose Entities and Isolation of Transferred Assets, an Amendment of

FASB Statement No. 140,” during the first quarter of calendar year 2004. The purpose of the proposal is to provide more specific guidance on the accounting for transfers of financial assets to a QSPE.

Provisions in the first exposure draft, if adopted, may have required the Company to consolidate its current QSPEs (the Trusts) established in its Mortgage Operations segment. As of January 31, 2004, the Trusts had assets and liabilities of $2.8 billion. The provisions of the exposure draft are subject to FASB due process and are subject to change. The Company will continue to monitor the status of the exposure draft, and consider changes, if any, to current structures as a result of the proposed rules.

There have been no other material changes in the Company’s off-balance sheet financing arrangements from those reported at April 30, 2003 in the Company’s Annual Report on Form 10-K.

COMMERCIAL PAPER ISSUANCE

Borrowings of $1.4 billion were outstanding at January 31, 2004, with zero outstanding at April 30, 2003.

U.S. commercial paper issuances are supported by an unsecured committed line of credit (CLOC) from a consortium of twenty-four banks. The $2.0 billion CLOC is subject to annual renewal in August 2004 and has a one-year term-out provision with a maturity date in August 2005. This line is subject to various affirmative and negative covenants. This CLOC includes $1.5 billion for CP back-up and general corporate purposes and $500 million for working capital use, general corporate purposes and CP back-up. An additional line of credit of $500 million was put into place for the period of January 26 to February 25, 2004 to back-up peak commercial paper issuance. This line is subject to various covenants, substantially similar to the primary CLOC. These CLOCs were undrawn at January 31, 2004.

The Canadian issuances are supported by a credit facility provided by one bank in an amount not to exceed $125 million (Canadian). This line is subject to a minimum net worth covenant. The Canadian CLOC is subject to annual renewal in December 2004. The CLOC was undrawn at January 31, 2004.

There have been no other material changes in the Company’s commercial paper arrangements from those reported at April 30, 2003 in the Company’s Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In fiscal year 2000, HRB Royalty, Inc. (HRB Royalty), a wholly owned subsidiary of the Company, placed most of its major franchises on notice that it would not be renewing their respective franchise agreements as of the next renewal date. The agreements have expired or were going to expire on varying dates in fiscal years 2004 and 2005. Pursuant to the terms of the applicable franchise agreements, HRB Royalty must pay the major franchisee a “fair and equitable price” for the franchise business and such price shall not be less than eighty percent of the franchisee’s revenues for the most recent twelve months ended April 30, plus the value of equipment and supplies, and certain off-season expenses.

During the nine months ended January 31, 2004, franchise agreements of twelve major franchisees expired and subsidiaries of the Company began operating tax preparation businesses as company-owned operations in the franchise territories of ten former major franchisees. Cash payments of $243.3 million were made related to the ten former major franchises during the nine months ended January 31, 2004. Of the two other franchisees with expired franchise agreements one franchisee entered into a new franchise agreement with a limited term and the other franchisee continued litigation challenging the post-expiration restrictive covenants and disputing the payment due under the franchise agreement terms.

In August 2003, a subsidiary of the Company entered into a transaction with one of the former major franchisees whose franchise agreements expired in the first quarter, pursuant to which such subsidiary acquired the stock of the franchisee and the franchisee released the Company and its affiliates from any further liability regarding additional payments under the major franchise agreements. A trial relating to one major franchisee was held in October 2003, at the conclusion of which, the jury rendered a verdict and the court entered a judgment requiring the Company to make an additional payment of $3.2 million for the franchise business. The original payment for the franchise business made in the first quarter of fiscal year 2004 was $5.0 million.

In December 2003, one additional major franchise whose franchise agreement was scheduled to expire in 2005 entered into a new franchise agreement with a limited term.

On January 8, 2004, the Company reached an agreement to settle pending litigation with nine of its former major franchisees whose franchise agreements expired during the nine months ended January 31, 2004. The Company agreed to pay a total of $227.0 million as the “fair and equitable price” for the franchise businesses. During the third quarter of fiscal year 2004, the remaining $130.1 million was paid, which included the trial verdict payments of $3.2 million and $0.9 million.

In October 1997, the company issued $250.0 million of 63/4% Senior Notes under its shelf registration. These Senior Notes are due November 1, 2004 and are included in the current portion of long-term debt in the Company’s condensed consolidated balance sheet. The Company plans to refinance these Senior Notes during fiscal year 2005.

There have been no other material changes in the Company’s contractual obligations and commercial commitments from those reported at April 30, 2003 in the Company’s Annual Report on Form 10-K.

REGULATORY ENVIRONMENT

Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and the Company relied on the federal Alternative Mortgage Transactions Parity Act (Parity Act) and related rules issued in the past by the Office of Thrift Supervision (OTS) to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption that federally chartered depository institutions enjoy. However, in September 2002, the OTS released a new rule that reduced the scope of the Parity Act preemption effective July 1, 2003 and, as a result, the Company can no longer rely on the Parity Act to preempt state restrictions on prepayment penalties. The elimination of this federal preemption requires compliance with state restrictions on prepayment penalties. These restrictions prohibit the Company from charging any prepayment penalty in nine states and restrict the amount or duration of prepayment penalties that the Company may impose in an additional eleven states. This places the Company at a competitive disadvantage relative to financial institutions that continue to enjoy federal preemption of such state restrictions. Such institutions can charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rate and loan fee structures that are more attractive than the interest rate and loan fee structures that the Company is able to offer. It is estimated that the net impact to Mortgage Operations will be a reduction in revenues of approximately $35.0 million in fiscal year 2004 as a result of the elimination of prepayment penalties.

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

FORWARD-LOOKING INFORMATION

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management’s assumptions and beliefs relating thereto. Words such as “will,” “plan,” “expect,” “remain,” “intend,” “estimate,” “approximate,” and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by Federal, state and local authorities and self-regulatory organizations and their impact on any lines of business in which the Company’s subsidiaries are involved; unforeseen compliance costs; the uncertainty that the Company will achieve or exceed its revenue, income and earnings per share growth goals and expectations for fiscal year 2004; the uncertainty that actual fiscal year 2004 financial results will fall within the guidance provided by the Company; the uncertainty that the growth rate for mortgage originations in the Mortgage Operations segment will equal or exceed the growth rate experienced in fiscal year 2003 or the first three quarters of fiscal year 2004; the uncertainty as to the effect on the consolidated financial statements of the adoption of accounting pronouncements; risks associated with sources of liquidity for each of the lines of business of the Company; changes in interest rates; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company’s strategies; changes in management and management strategies; the Company’s inability to successfully design, create, modify and operate its computer systems and networks; the uncertainty of assumptions utilized to estimate cash flows from residual interests in securitizations and mortgage servicing rights; the uncertainty of assumptions and criteria used in the testing of goodwill and long-lived assets for impairment; litigation involving the Company and its subsidiaries; the uncertainty as to the outcome of any litigation; the uncertainty as to the timing or cost of commencement of operations in former major franchise territories or the fair and equitable price to be paid for any major franchise business; and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information below should be read in conjunction with the information included in note 12 to the Company’s condensed consolidated financial statements contained in Part I. The information included in note 12 to the Company’s condensed consolidated financial statements contained in Part I is hereby incorporated in this Part II by reference.

RAL Litigation

The Company reported in current reports on Forms 8-K, previous quarterly reports on Form 10-Q and in its annual report on Form 10-K for the year ended April 30, 2003, certain events and information relating to class action litigation and putative class action litigation involving its subsidiaries’ refund anticipation loan programs (collectively, “RAL Cases”). The Company has successfully defended numerous class action and putative class action lawsuits filed against it involving the RAL program and a variety of legal theories asserted by plaintiffs, although several such cases are still pending. The amounts claimed in these lawsuits have been substantial in some instances. Of the cases that are no longer pending, some were dismissed on the Company’s motions for dismissal or summary judgment, some were dismissed voluntarily by the plaintiffs after a denial of class certification, and some were settled. Two RAL Cases involving statewide classes (discussed in note 12 to the condensed consolidated financial statements contained in Part I) had final trial court approvals of settlements during the first nine months of fiscal year 2004 and two other RAL Cases were dismissed in August 2003 in connection with one of those settlements. One new putative class action RAL Case was filed in August 2003. The Company continues to believe it has meritorious defenses to the RAL Cases and intends to defend the remaining RAL Cases vigorously. However, there can be no assurances as to the outcome of the pending RAL Cases individually or in the aggregate, and there can be no assurances regarding the impact of the RAL Cases on the Company’s financial position. The following is updated information regarding the pending RAL Cases in which developments occurred during or after the three months ended January 31, 2004:

Ronnie and Nancy Haese, et al. v. H&R Block Inc., et al., Case No. CV96-4213, District Court of Kleberg County, Texas, (Haese I) and Ronnie and Nancy Haese, et al. v. H&R Block Inc., et al., Case No. CV-99-314-D, District Court of Kleberg County, Texas (Haese II), filed originally as one action on July 30, 1996. On November 19, 2002, the Company announced that a settlement had been reached pursuant to which the Company and its major franchisee will issue coupons to class members that may be redeemed over a five-consecutive-year period following final approval of the settlement and once all appeals have been exhausted. Each class member will receive a packet containing 15 coupons under the settlement. Three coupons will be redeemable each year – one for a $20 rebate off tax services at Block offices, one that may be redeemed for TaxCut Platinum tax preparation software, and one that may be redeemed for Tax Planning Advisor, a tax planning book. The settlement also provides that defendants will be responsible for the payment of court-approved legal fees up to $49 million and expenses of class counsel up to $900,000. As a result of the settlement announcement, the Company recorded a liability and pretax expense of $41.7 million during the second quarter of fiscal year 2003, which represented, at that time, the Company’s best estimate of its share of the settlement cost for plaintiff class attorneys’ fees and expenses, tax products and associated mailing expenses. The Company recorded an additional liability and pretax expense of $1.0 million during the three months ended October 31, 2003, for a total liability and pretax charge of $47.6 million through July 31, 2003. During the fourth quarter of fiscal year 2003 and prior to the filing of the final settlement agreement with the court and any motions for preliminary approval of the settlement and legal fees and expenses of class counsel, the plaintiffs filed a motion asking the Texas court to direct that $26 million of awarded class counsel fees be paid to the plaintiff class members. The final settlement agreement was filed with the District Court in March 2003 and preliminary approval of the settlement agreement was granted by the court on March 31, 2003. Notice of the settlement was sent to the class, a hearing on the final approval of the settlement agreement was held on June 24, 2003, and the judge entered a final judgment on June 24, 2003 fully and finally approving the settlement agreement, finding it fair, adequate and reasonable and that it protects the rights of the class, is in the best interests of the settlement class and meets all criteria required by Texas law. As a part of the final judgment, the court also (1) dismissed with prejudice the claims of class members who obtained RALs in Texas during the period from 1992 through 1996; (2) granted defendants’ Supplemental Motion for Summary Judgment as to class members who only obtained RALs from 1988 through 1991, and ordered that such defendants take nothing on their claims against the defendants; (3) granted defendants’ Motion to Compel Arbitration as to those members of the class who obtained a RAL for the first time from 1997 to 2002, and dismissed the claims of those class members without prejudice as to those members’ rights to pursue those claims through binding arbitration; (4) vacated its January 30, 1998 Order pertaining to arbitration clauses and contacts with the class; and (5) withdrew its rulings as to fiduciary duty, breach or the nature of the breach thereof, and for forfeiture as reflected in the Court’s November 6, 2002 letter. In a separate Order dated June 24, 2003, the Court found that the awarding of attorneys’ and expenses was appropriate and ordered that class counsel and objectors’ class counsel be awarded attorneys’ fees in the amount of $49.0 million on condition that, upon payment of the fees to class counsels’ trust account, class counsel shall pay $26.0 million of the attorneys’ fees to the class members pursuant to an approved distribution plan. The Order also provided that $100,000 from the award of attorneys’ fees be used to create a cy pres fund pursuant to an approved cy pres plan and specified the manner in which the remaining award of attorneys’ fees was to be distributed among the class counsel and objectors’ class counsel. There were no appeals of such final judgment and Order relating to attorneys’ fees and expenses. The Company paid the award of attorneys’ fees and expenses to class counsel on August 22, 2003. In addition to the $49.9 million liability that has already been recorded and/or paid, the Company will reduce revenues associated with tax preparation services as the coupons are redeemed each year. Coupons were distributed prior to the 2004 tax season.

Belinda Peterson, et al. v. H&R Block Tax Services, Inc., Case No. 95CH2389, in the Circuit Court of Cook County, Illinois. A settlement was reached in April 2003 involving an estimated maximum total amount of $295,000. As a part of the settlement, class members who submit a claim will receive $25 in cash, with a guaranteed minimum total payout of $40,000 and a maximum total payout of $55,000. Class counsel will receive $220,000, the named class representative will receive $5,000, and it is expected that it will cost up to $15,000 to administer the settlement. Preliminary approval of the settlement was granted on June 12, 2003 and notices of the settlement and claim forms have been sent to the class. The settlement was approved and a judgment entered after a final fairness hearing held in October 2003. The settlement was funded and attorneys’ fees were paid in December 2003, and payments were mailed to class members in February 2004.

Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al., (formerly Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., Block Financial Corporation, et al.) Case No. 98 C 2178, United States District Court for the Northern District of Illinois, Eastern Division. On April 15, 2003, the District Court judge declined to approve a $25 million settlement of this matter, finding that counsel for the settlement plaintiffs had been inadequate representatives of the plaintiff class and failed to sustain their burden of showing that the settlement was fair. The judge appointed new counsel for the plaintiffs in May 2003 and named their client, Lynne Carnegie, as lead plaintiff. The new counsel for the plaintiffs filed an amended complaint and a motion for partial summary judgment during the quarter ended July 31, 2003. The defendants filed a motion to dismiss, a brief in response to allegations in the plaintiffs’ amended complaint relating to class certification, and responses to plaintiffs’ motion for partial summary judgment. Rulings on these motions are pending, and extensive discovery is proceeding. In the fourth quarter of fiscal year 2003, the Company recorded a receivable in the amount of its $12.5 million share of the settlement fund and recorded a reserve of $12.5 million consistent with the existing settlement authority of the Board of Directors. The defendants requested the release of the escrowed settlement fund and the Company’s $12.5 million share of such fund was received during the second quarter of fiscal year 2004. The Company intends to defend the case vigorously, but there are no assurances as to its outcome.

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

Deandra D. Cummins, et al. V. H&R Block, Inc., et al., Case No. 03-C-134 in the Circuit Court of Kanawha County, West Virginia. Defendants’ motions to dismiss and to compel arbitration were heard in part in December 2003 during which the judge discontinued the hearing and ordered the parties to mediation. Mediation occurred in February 2004 during which the parties were unable to reach agreement.

Sandra J. Basile, et al. v. H&R Block, Inc., et al, April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District of Pennsylvania, Philadelphia County. Court ordered mediation occurred in December 2003. The mediation was unsuccessful, and the court decertified the class on December 31, 2003. Plaintiffs have appealed the decertification.

Peace of Mind Litigation

Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Civil Action 2002L000004, in the Circuit Court of Madison County, Illinois, is a class action case filed on January 18, 2002, as to which the court granted plaintiffs’ first amended motion for class certification on August 27, 2003. Plaintiffs’ claims consist of five counts relating to the defendants’ Peace of Mind program under which the applicable tax return preparation subsidiary assumes liability for the cost of additional tax assessments attributable to tax return preparation error. The plaintiffs allege that defendants’ sale of its Peace of Mind guarantee constitutes statutory fraud by selling insurance without a license, an unfair trade practice, by omission and by “cramming’ (i.e., charging customers for the guarantee even though they did not request it and/or did not want it), and constitutes a breach of fiduciary duty. A hearing on the motion to certify both a nationwide plaintiff class and a nationwide defendant class was held on August 14, 2003, and, on August 27, 2003, the court certified the following plaintiff classes: (1) all persons who were charged a separate fee for Peace of Mind by “H&R Block” or a defendant H&R Block class member from January 1, 1997 to final judgment; (2) all persons who reside in certain class states and who were charged a separate fee for Peace of Mind by “H&R Block,” or a defendant H&R Block class member, and that was not licensed to sell insurance, from January 1, 1997 to final judgment; and (3) all persons who had an unsolicited charge for Peace of Mind posted to their bills by “H&R Block” or a defendant H&R Block class member from January 1, 1997, to final judgment. Among those excluded from the plaintiff classes are all persons who received the Peace of Mind guarantee through an H&R Block Premium office and all persons who reside in Texas and Alabama. The court also certified a defendant class consisting of any entity with the names “H&R Block” or “HRB” in its name, or otherwise affiliated or associated with H&R Block Tax Services, Inc., and which sold or sells the Peace of Mind product. Defendants filed a motion asking the trial court to certify the class certification issues for interlocutory appeal, which the trial court denied. Discovery is proceeding.

There are two other putative class actions pending against the Company in Texas and Alabama that involve the Peace of Mind guarantee. The Texas case is being tried before the same judge that presided over the Haese case and involves the same attorneys for the plaintiffs as are involved in the Marshall litigation in Illinois and substantially similar allegations. The Alabama case involves allegations of selling insurance without a license in connection with the Peace of Mind program, the erroneous preparation of income tax returns that subjected plaintiffs to audits, failure to provide assistance in responding to auditors’ requests, failure to pay the penalties, interest, and additional taxes under Block’s standard guarantee and Peace of Mind programs, unjust enrichment, and breach of contract. No classes have been certified in either of these two cases. The Company believes the claims in these Peace of Mind actions are without merit and intends to defend them vigorously. However, there can be no assurances as to the outcome of these pending actions individually or in the aggregate, and there can be no assurances on the impact of these actions on the Company’s financial condition.

Franchise Litigation

The Company was a named defendant in litigation entitled William R. Smith, Inc., et al. v. H&R Block, Inc., et al., Case No. 99-CV-206379, pending in the Circuit Court of Jackson County, Missouri (previously known as Armstrong Business Services, Inc., et al. v. H&R Block, Inc., et al.). See discussion in note 12 to the condensed consolidated financial statements.

Other Claims and Litigation

As with other broker-dealers that distribute mutual fund shares, H&R Block Financial Advisors, Inc. (HRBFA), a wholly owned indirect subsidiary of the Company, is the subject of an investigation by the National Association of Securities Dealers, Inc. (NASD) into activities characterized as “market timing” and “late trading” of mutual fund shares by HRBFA. The NASD staff has notified HRBFA that on the basis of its investigation it has preliminarily determined to recommend a disciplinary action against HRBFA for violating various federal securities laws and NASD rules in connection with market timing activities that took place primarily in one of HRBFA’s offices. The NASD has requested a written statement concerning HRBFA’s position on the staff’s preliminary determination. HRBFA is cooperating with the NASD and is conducting its own internal investigation. There can be no assurances as to the outcome and resolution of this matter at this time.

As reported in current report on Form 8-K dated December 12, 2003, the United States Securities and Exchange Commission informed outside counsel to the Company on December 11, 2003 that the Commission had issued a Formal Order of Investigation concerning the Company’s disclosures, in and before November 2002, regarding RAL litigation to which the Company was and is a party. There can be no assurances as to the outcome and resolution of this matter.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)	Exhibits

10.1	Employment Agreement dated September 2, 2003 and fully executed on December 20, 2003 between HRB Management, Inc. and Brad C. Iversen.

10.2	Settlement Agreement dated January 8, 2004 between (a) Herbert Dicker; HBD, Inc.; Robert Hildorf; RKL, Inc.; Ray Jiruska; HRB, LLC; RLJ Enterprises, Inc.; DFJ Enterprises, Inc.; RRJ Enterprises, Inc.; DEJ Enterprises, Inc.; Moore Business Service, Inc.; T.J. Enterprises, Inc.; Block Mountain West, Inc.; Orr Enterprises Limited Partnership; S.E. Iowa Business Services, Inc.; Taxsavers, Inc.; and JBW Limited Partnership and (b) H&R Block, Inc.; Block Financial Corporation; HRB Royalty, Inc.; H&R Block Tax Services, Inc.; and H&R Block Eastern Tax Services, Inc.

10.3	Third Amended and Restated Refund Anticipation Loan Participation Agreement dated as of January 1, 2004, between Block Financial Corporation and Household Tax Masters, Inc.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Accounting Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

The registrant filed a current report on Form 8-K dated November 26, 2003, reporting under Item 12 thereof its issuance of a press release announcing the results of operations for its second quarter ending October 31, 2003.

The registrant filed a current report on Form 8-K dated December 12, 2003, reporting under Item 5 thereof its issuance of a press release announcing the United States Securities & Exchange Commission enforcement staff had issued a Formal Order of Investigation concerning the Company’s disclosures, in and before November 2002, about refund anticipation loan litigation to which the Company was and is a party.

The registrant filed a current report on Form 8-K dated January 12, 2004, reporting under Item 5 thereof its issuance of a press release announcing the settlement of the major franchise litigation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

(Registrant)

DATE 3/16/04	BY	/s/ Mark A. Ernst
Mark A. Ernst
Chairman of the Board, President
and Chief Executive Officer

DATE 3/16/04	BY	/s/ Melanie K. Coleman

Melanie K. Coleman
Vice President and
Corporate Controller