Form 10-K
period 2004-04-30
H&R BLOCK INC
filed 2004-07-02
CIK 12659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, without par value
(Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑         No ☐

   The aggregate market value of the registrant’s Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on October 31, 2003, was $8,416,026,893.

   Number of shares of registrant’s Common Stock, without par value, outstanding on June 1, 2004: 168,292,888.

DOCUMENTS INCORPORATED BY REFERENCE

   The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders, to be held September 8, 2004, is incorporated by reference in Part III to the extent described therein.

H&R BLOCK, INC.

2004 FORM 10-K AND ANNUAL REPORT

Form 10-K – H&R BLOCK

INTRODUCTION AND FORWARD LOOKING STATEMENTS
This year we have chosen to combine our Annual Report on Form 10-K, which we are required to file annually with the Securities and Exchange Commission (“SEC”), and our Annual Report to Shareholders. Certain portions of our Annual Report to Shareholders, including our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, have historically been filed as exhibits to the Form 10-K. We hope that by including all of this information in one document, you will find this year’s Annual Report more useful and informative.
   Specified portions of our proxy statement, which will be filed in July 2004, are listed as “incorporated by reference” in response to certain items. Our proxy statement will be printed within our Annual Report and mailed to shareholders in July 2004 and will also be available on our website at www.hrblock.com.
   In this report, and from time to time throughout the year, we share our expectations for the Company’s future performance. These forward-looking statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which we operate, and our assumptions and beliefs at that time. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these forward-looking statements. Words such as “believe,” “will,” “plan,” “expect,” “intend,” “estimate,” “approximate,” and similar expressions may identify such forward-looking statements.

PART I

ITEM 1. BUSINESS

General Development of Business

H&R Block is a diversified company delivering tax products and services and financial advice, investment and mortgage products and services, and business and consulting services. For nearly 50 years, we have been developing relationships with millions of tax clients and our strategy is to expand on these relationships. Our tax services segments provide income tax return preparation services, electronic filing services and other services and products related to income tax return preparation to the general public in the United States, and also in Canada, Australia and the United Kingdom. We also offer investment services and securities products through H&R Block Financial Advisors, Inc. (“HRBFA”). Our mortgage services segment offers a full range of home mortgage products and services through Option One Mortgage Corporation (“OOMC”) and H&R Block Mortgage Corporation (“HRBMC”). RSM McGladrey Business Services, Inc. (“RSM”) is a national accounting, tax and consulting firm primarily serving mid-sized businesses.

H&R BLOCK’S MISSION

“To help our clients achieve their financial
objectives by serving as their tax
and financial partner.”

H&R BLOCK’S VISION

“To be the world’s leading provider of financial
services through tax and accounting
based advisory relationships.”
   Key to achieving our mission and vision is the enhancement of client experiences through consistent delivery of valuable services and advice. Operating through multiple lines of business allows us to better meet the changing financial needs of our customers. Developments during fiscal year 2004 within our operating segments are described below in “Description of Business.”
   H&R Block, Inc. was organized as a corporation in 1955 under the laws of the State of Missouri, and is a holding company with operating subsidiaries providing tax and financial products and services to the general public. “H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
   Recent Developments. We continue to believe share repurchase is one of the best ways we return value to our shareholders. On June 9, 2004, the Board of Directors approved the repurchase of an additional 15 million shares. On June 11, 2003, the Board of Directors approved the repurchase of 20 million shares and we repurchased 10.6 million shares during fiscal year 2004.
   During fiscal year 2004, we began operating former major franchise territories as company-owned tax operations, as discussed further below in “Description of Business” and in Item 7.

Financial Information About Industry Segments

See discussion below and in Item 8, note 21 to our consolidated financial statements.

Description of Business

U.S. Tax Operations

General. Our U.S. Tax Operations segment is primarily engaged in providing tax return preparation, filing and related services and products in the United States. Revenues include fees earned for tax-related services performed at company-owned retail tax offices, royalties from franchise retail tax offices, sales of Peace of Mind (“POM”) guarantees, sales of tax preparation and other software, fees from online tax preparation, and fees related to refund anticipation loans (“RALs”). Segment revenues constituted 50% of our consolidated revenues for fiscal years 2004 and 2003, and 56% for fiscal year 2002.
   Retail income tax return preparation and related services is our original business. These services are provided by tax professionals via a system of retail offices operated directly by us or by franchisees. In addition to our retail offices, we offer a number of digital tax preparation alternatives.
1 –

H&R BLOCK – Form 10-K

   TaxCut® from H&R Block enables do-it-yourself users to prepare their federal and state tax returns easily and accurately. Our software products may be purchased through third-party retail stores, direct mail or online.
   Clients also have many online options: multiple versions of do-it-yourself tax preparation, professional tax review, tax advice and tax preparation through a tax professional, whereby the client completes a tax organizer and sends it to a tax professional for preparation and/or signature.
   By offering professional and do-it-yourself tax preparation options through multiple channels, we can serve our clients in the manner in which they choose to be served.
   We also offer clients a number of options for receiving their income tax refund, including a check directly from the Internal Revenue Service (“IRS”), an electronic deposit directly to their bank account, a refund anticipation check or a RAL.
   Block Advantage. When clients have tax returns prepared by our tax professionals or online, they also receive a Block Advantage report and consultation, which provides free, personalized tax and financial-related information and guidance for use throughout the year. This report also includes a summary of their tax return. The service helps identify opportunities for clients to potentially minimize tax liability, maximize tax refunds, take advantage of new savings created by tax law changes, and, in some cases, take advantage of government and other programs that may help the client’s financial situation.
   Peace of Mind Guarantee. The POM guarantee is offered to tax clients, whereby we will assume the cost, subject to certain limits, of additional taxes owed by a client resulting from errors attributable to one of our tax professionals. The POM program has a per client cumulative limit of $5,000 in additional taxes assessed with respect to the federal, state and local tax returns we prepare for the taxable year covered by the program. There is an additional charge for the POM guarantee, except at H&R Block Premium offices.
   RALs. RALs are offered to our tax clients by a designated bank through a contractual relationship with Household Tax Masters, Inc. (“Household”). An eligible electronic filing client may apply for a RAL at one of our offices. After meeting certain eligibility criteria, clients are offered the opportunity to apply for a loan from Imperial Capital Bank (“Imperial”) in amounts up to $7,000 based upon their anticipated federal income tax refund. We simultaneously transmit the income tax return information to the IRS and the lending bank. Within a few days or less after the filing date, the client receives a check in the amount of the loan, less the bank’s transaction fee, our tax return preparation fee, a system administration fee, if applicable, and/or other fees for client-selected services. Additionally, qualifying electronic filing clients are eligible to receive their RAL proceeds, less applicable fees, in approximately one hour after electronic filing under a product known as Instant Money. For a RAL to be repaid, the IRS directly deposits the participating client’s federal income tax refund into a designated account at the lending bank. See related discussion of RAL participations below.
   Software and online clients may obtain an Electronic Refund Advance (“ERA”). ERAs are also loan products, through Imperial, that allow a client to have a RAL deposited directly into his or her bank account, usually within two days after the IRS accepts the taxpayer’s electronically filed return.
   RACs. Refund Anticipation Checks (“RACs”) are offered to clients who may not wish to obtain a RAL or do not qualify for the RAL program, but who would like to either (i) receive their refund faster and do not have a bank account for the IRS to direct deposit their refund or (ii) have their tax preparation fees paid directly out of their refund. With a RAC, the IRS directly deposits the client’s refund into an account set up by the lending bank within approximately three weeks after the tax return is electronically filed. A check is then issued to the taxpayer in the amount of the refund, less the bank’s transaction fee and our tax return preparation fee, a system administration fee as applicable, and/or other fees for client-selected services. A RAC is not a loan, but allows our clients to receive their refund faster and allows their tax preparation fees to be paid directly out of their refund.
   Additionally, digital tax clients can use a RAC so their federal, state and electronic filing fees can be paid directly out of their refund.
   Other Services and Products. We also offer the following services and products:

▪	If one of our tax professionals makes an error in preparing a client’s tax return or if our online service or TaxCut software causes an error that results in the assessment of any interest or penalties on additional taxes due, we guarantee payment of the interest and penalties, but not the additional taxes, under our standard guarantee.
▪	Beginning in fiscal year 2004, if due to our error on a return the client is entitled to a larger refund or smaller tax liability than what we calculated, we will refund the tax preparation fee for that return, when claimed within the calendar year, under our maximum refund guarantee.
▪	Our Double Check Challenge encourages taxpayers to bring previously filed returns, which were not prepared by us, to one of our offices for review at no charge. One of our tax professionals reviews the returns to determine if the taxpayer should file an amended return for a tax refund which otherwise would have been lost due to overlooked credits or deductions or other reasons.
▪	Electronic filing reduces the amount of time required for a taxpayer to receive a federal tax refund and provides additional assurance to the client the return is mathematically accurate.
▪	Individual retirement accounts (“Express IRAs”), invested in FDIC-insured money market accounts, are offered to tax clients as a tax savings strategy and as a retirement savings tool. HRBFA acts as custodian on the accounts, with the funds being invested at insured depository institutions paying competitive money market interest rates.
▪	“EasyPay” revolving loans are offered by Imperial through a contractual relationship with Household to clients whose tax returns reflect a balance due to the IRS. The loan has “same as cash” terms for approximately 90 days.
▪	We offer income tax return preparation courses to the public, which teach taxpayers how to prepare income tax returns and provide us with a source of trained tax professionals.
   Online Tax Preparation. We offer a comprehensive range of tax products and services, from tax advice to complete professional and do-it-yourself tax return preparation and electronic filing, through our website at www.hrblock.com and www.taxcut.com. Our branded websites and partner sites provide clients the ability to purchase digital tax services and products. These products and services allow them to prepare their Federal and state income tax returns using the Online Tax Program (“OTP”), access tax tips, advice and tax-related news and use calculators for tax planning.
   In addition to the standard OTP, we offer several other online tax products and services, including Online drop-off, OTP Premium, OTP Signature and OTP Young Adult, as well as Ask a Tax Advisor. We also offer our online and software customers ERAs as discussed above under “RALs.”
   Beginning with the fiscal year 2003 tax season, we participated in the newly formed Free File Alliance. This alliance was created by the tax return preparation industry and the IRS, and allows qualified lower-income filers to prepare and file their federal return online at no charge.
– 2

Form 10-K – H&R BLOCK

   Software Products. We develop and market TaxCut income tax preparation software, H&R Block DeductionProTM, Kiplinger’s Home and Business Attorney and Kiplinger’s WILLPowerSM software products.
   TaxCut Standard Edition offers a simple step-by-step tax preparation interview, data imports from money management software and tax preparation software, calculations, completion of the appropriate tax forms, checking for errors and, for an additional charge, electronic filing.
   TaxCut EZ Edition offers a simple step-by-step tax interview, data imports from money management software and tax preparation software for taxpayers qualified to file 1040EZ forms and, for an additional charge, electronic filing.
   The TaxCut Deluxe Edition offers all the features in the Standard edition plus video tax advice from the experts at H&R Block and Kiplinger Personal Finance magazine, access to IRS publications, a tax and financial planning library, one free TaxCut state program after mail-in rebate and free electronic filing after mail-in rebate.
   The TaxCut Premium Edition offers all the features in the Deluxe Edition, plus access to free live professional tax advice from an H&R Block tax professional after mail-in-rebate (through H&R Block’s Ask a Tax Advisor service) and a number of additional features to help users address more complex tax situations.
   The TaxCut Premium for Home & Business Edition offers users all the features included in the Premium Edition, plus an additional program to help business owners complete their Federal business returns.
   H&R Block DeductionPro helps taxpayers track and accurately value their charitable deductions by providing fair-market valuations for hundreds of commonly donated household goods.
   Clients Served. We, together with our franchisees, served approximately 19.2 million clients in the United States during fiscal year 2004, compared to 19.4 million in fiscal year 2003 and 19.5 million in fiscal year 2002. “Clients served” includes taxpayers for whom we prepared income tax returns in offices, federal software units sold, online completed and paid federal returns and paid online state returns when no federal return was purchased, as well as taxpayers for whom we provided only paid electronic filing services. Returns for our clients constituted 15.6% of an IRS estimate of total individual income tax returns filed as of April 30, 2004, compared to 15.9% in fiscal year 2003 and 15.6% in fiscal year 2002.
   Owned and Franchised Offices. All offices are open during the tax season. During the rest of the year, only a limited number of offices are open, but H&R Block personnel are available by telephone to provide service to clients throughout the entire year. A summary of our company-owned and franchise offices is as follows:

April 30,	2004	2003	2002

Company-owned offices	4,746	4,672	4,417
Former major franchise territories(1)	459	—	—
Company-owned shared locations(2)	947	607	600

Total company-owned offices	6,152	5,279	5,017
Franchise offices	3,374	3,398	3,373
Former major franchise territories(1)	—	529	524
Franchise shared locations(2)	325	95	101

Total franchise offices	3,699	4,022	3,998
Total offices	9,851	9,301	9,015

(1)	Impact of company-owned offices in former major franchise territories that commenced operations during fiscal year 2004.
(2)	Shared locations include offices located within Wal-Mart, Sears or other third-party businesses.

  In addition to our regular offices, we offer tax return preparation services and products at H&R Block Premium offices in the United States. Appealing to taxpayers with more complex returns, H&R Block Premium stresses the convenience of appointments, year-round tax service from the same tax professional and private office interviews. The number of H&R Block Premium offices in fiscal year 2004 was 405, compared to 427 and 446 in fiscal years 2003 and 2002, respectively. In fiscal year 2004, the number of H&R Block Premium clients was 455,000 compared to 504,000 and 559,000 for fiscal years 2003 and 2002, respectively.
   Offices in shared locations include 742 offices in Sears stores operated as “H&R Block at Sears” and 553 offices operated in Wal-Mart stores. We are a party to license agreements with both Sears and Wal-Mart relating to the operation in these locations throughout the United States. The Sears license agreement expires on December 31, 2004 and the Wal-Mart agreement expires on May 30, 2005, both subject to termination rights.
   We have primarily granted two types of franchises — franchises, formerly called “satellite” franchises, and major franchises. Our franchise arrangements provide us with certain rights designed to protect our brand; however, these arrangements do not provide us with the right to make significant decisions regarding franchise activities or control over the day-to-day operations of the franchise.
   Major franchisees cover larger cities and counties and provide for payment of franchise royalties based upon a percentage of gross revenues of their offices. At the end of fiscal year 2004, we only have one remaining major franchisee. Under the agreements, we granted to each franchisee the right to use the name “H&R Block” and provided a policy and procedure manual and other supervisory services. We offer to sell furniture, signs, advertising materials, office equipment and supplies to major franchisees. Each major franchisee selects and trains the employees for its office or offices. Since March 1993, HRB Royalty, Inc. has been the franchisor under the major franchise agreements.
   We have also granted other franchises in smaller localities. These franchisees receive signs, designated equipment, specialized forms, local advertising, initial training, and supervisory services, and consequently, pay us a higher percentage of gross tax return preparation and related service revenues as a franchise royalty than do major franchisees. Many of our franchises are located in cities with populations of 15,000 or less. Some major franchisees also grant franchises to sub-franchisees in their respective areas. Of the total 3,699 franchise offices in fiscal year 2004, 304 were operated by major franchisees, 230 were operated by franchisees of major franchisees and 3,165 were operated by other franchisees.
   It has always been our policy to grant tax return preparation franchises to qualified persons without an initial franchise fee, although we do require a deposit to secure compliance with franchise contracts.
   From time to time, we have acquired the territories of existing franchisees and other tax return preparation businesses, and will continue to do so if future conditions warrant and satisfactory terms can be negotiated.
   During fiscal year 2000, we placed most of our major franchises on notice that we would not be renewing their respective franchise agreements as of the next renewal date. The related major franchise agreements accordingly expired in fiscal year 2004, and we began operating the tax preparation businesses as company-owned operations in the former major franchise territories. The major franchise agreements required us to pay the franchisee a “fair and equitable price” for the franchise business. During fiscal year 2004, we made payments of $243.2 million related to the acquisition of assets and stock in the franchise territories of ten of our former major franchisees. Two former major franchises entered into new franchise agreements. One franchisee is continuing litigation
3 –

H&R BLOCK – Form 10-K

challenging the post-expiration restrictive covenants and also disputing the payment due under the franchise agreement terms.
   RAL Participations and 2003 Tax Season Waiver. Since July 1996, we have been a party to agreements with Household and others to participate in RALs provided by a lending bank to H&R Block tax clients. The 1996 agreement was amended and restated in January 2003 and again in June 2003. In the June 2003 agreement, we obtained the right to purchase a 49.9% participation interest in RALs obtained through company-owned offices and a 25% interest in RALs obtained through major franchise offices. The current agreement continues through June 2006. Our purchases of the participation interests are financed through short-term borrowings, and we bear all of the credit risk associated with our interests in the RALs. Revenue from our participation is calculated as the rate of participation multiplied by the fee paid by the borrower to the lending bank. During fiscal year 2002, we participated in RALs in substantially the same manner as the current year. Our RAL participation revenue was $168.4 in fiscal year 2004 and $160.0 million in fiscal year 2002.
   In January 2003, we entered into an agreement with Household, whereby we waived our right to purchase any participation interests in and to receive fees related to RALs during the period January 1 through April 30, 2003. In consideration for waiving these rights, we received a series of payments from Household, subject to certain adjustments based on delinquency rates for the 2003 tax season. We recorded revenues totaling $138.2 million during fiscal year 2003. The initial payments were recognized as revenue over the waiver period. We recorded an additional $6.5 million in revenues in fiscal year 2004. The waiver agreement only covered the 2003 tax season.
   Seasonality of Business. Because most of our clients file their tax returns during the period from January through April of each year, substantially all of our revenues from income tax return preparation and related services and products are received during this period. As a result, our tax segment generally operates at a loss through the first two quarters of the fiscal year. Historically, these losses primarily reflect wages of year-round personnel, training of tax professionals, rental and furnishing of retail tax offices, and other costs and expenses relating to preparation for the upcoming tax season. Additionally, the tax business is affected by national economic conditions and unemployment rates.
   Competitive Conditions. The tax return preparation and electronic filing businesses are highly competitive. There are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Many tax return preparation firms and many firms not otherwise in the tax return preparation business are involved in providing electronic filing and RAL services to the public. Commercial tax return preparers and electronic filers are highly competitive with regard to price, service and reputation for quality. In terms of the number of offices and personal tax returns prepared in offices, online and via our software, we are the largest company providing direct tax return preparation in the United States. We are also, in terms of the number of offices and tax returns electronically filed in fiscal year 2004, the largest provider of electronic filing services in the United States.
   The Digital Tax Solutions businesses compete with a number of companies. Intuit, Inc. is the dominant supplier of tax preparation software and is also our primary competitor in the online tax preparation market. There are many smaller competitors in the online market, as well as free state sponsored online filing programs.
   Government Regulation. Primary efforts toward the regulation of commercial tax return preparers have historically been made at the federal level. Federal legislation requires income tax return preparers to, among other things, set forth their signatures and identification numbers on all tax returns prepared by them, and retain all tax returns prepared for three years. Federal laws also subject income tax return preparers to accuracy-related penalties in connection with the preparation of income tax returns. Preparers may be prohibited from further acting as income tax return preparers if they continuously and repeatedly engage in specified misconduct. With certain exceptions, the Internal Revenue Code also prohibits the use or disclosure by income tax return preparers of certain income tax return information without the prior written consent of the taxpayer. In addition, the Gramm-Leach-Bliley Act and Federal Trade Commission regulations adopted thereunder require income tax preparers to adopt and disclose consumer privacy policies, and provide consumers a reasonable opportunity to “opt out” of having personal information disclosed to unaffiliated third parties for marketing purposes. Some states have adopted or proposed strict “opt-in” requirements in connection with use or disclosure of consumer information.
   We believe the federal legislation regulating commercial tax return preparers and consumer privacy has not had and will not have a material adverse effect on the operations of H&R Block. In addition, no present state statutes of this nature have had a material adverse effect on our business. However, we cannot predict what the effect may be of the enactment of new statutes or adoption of new regulations.
   The federal government regulates the electronic filing of income tax returns in part by requiring individuals and businesses to be accepted into the electronic filing program. Once accepted, electronic filers must comply with all publications and notices of the IRS applicable to electronic filing, provide certain information to the taxpayer, comply with advertising standards for electronic filers, and be subjected to possible monitoring by the IRS, penalties for disclosure or use of income tax return preparation and other preparer penalties, and suspension from the electronic filing program. States that have adopted electronic filing programs for state income tax returns have also enacted laws regulating electronic filers and the advertising and offering of electronic filing services.
   Federal statutes and regulations also regulate an electronic filer’s involvement in RALs. Electronic filers must clearly explain the RAL is a loan and not a substitute for or a quicker way of receiving an income tax refund. Federal laws place restrictions on the fees an electronic filer may charge in connection with RALs. In addition, some states and localities have enacted laws and adopted regulations for RAL facilitators and/or the advertisement and offering of RALs. There are also many states that have statutes regulating, through licensing and other requirements, the activities of brokering loans, providing credit services and offering “credit repair” services to consumers for a fee (“Loan Activity Statutes”). We believe the procedures under which we facilitate RALs are structured so our activities are not included within the scope of the activities regulated by these Loan Activity Statutes. There can be no assurances, however, that states with these Loan Activity Statutes will not contend successfully that these statutes apply to the RAL business and that we will need to become licensed under the Loan Activity Statutes, otherwise comply with statutory requirements, or modify procedures so that the Loan Activity Statutes are inapplicable.
   Many states have statutes requiring the licensing of persons offering contracts of insurance. We have received from certain state insurance regulators inquiries about our POM guarantee program and the applicability of the state insurance statutes. In states where the inquiries are closed, the regulators affirmed our position that the POM guarantee is not a contract of insurance and is therefore not subject to state insurance licensing laws. In the few states where inquiries are pending, we believe there are no insurance laws under which the POM guarantee constitutes a contract of insurance. There can be no assurances, however, that the product, or other similar products we may offer in the future, will not be scrutinized as potential insurance products and held to be subject to various insurance laws and regulations.
   Many of our income tax courses are regulated and licensed in select states. Failure to obtain a tax school license could affect our revenues and limit our
– 4

Form 10-K – H&R BLOCK

ability to develop interest in tax preparation as a career or obtain qualified tax professionals.
   We believe the federal, state and local laws and legislation regulating electronic filing, RALs and the facilitation of RALs, loan brokers, credit services, credit repair services, insurance products, and proprietary schools have not, and will not in the future, have a material adverse effect on our operations. We cannot predict, however, what the effect may be of the enactment of new statutes or the adoption of new regulations pertaining to these matters.
   As noted above under “Owned and Franchised Offices,” many of the income tax return preparation offices operating in the United States under the name “H&R Block” are operated by franchisees. Certain aspects of the franchisor/franchisee relationship have been the subject of regulation by the Federal Trade Commission and by various states. The extent of regulation varies, but relates primarily to disclosures to be made in connection with the grant of franchises and limitations on termination by the franchisor under the franchise agreement. To date, no such regulation has materially affected our business. We cannot predict, however, the effect of applicable statutes or regulations that may be enacted or adopted in the future.
   See discussion in “Risk Factors” for additional information.

Mortgage Operations
General. Our Mortgage Operations segment originates mortgage loans, services non-prime loans and sells and securitizes mortgage loans and residual interests in the United States. Revenues consist of proceeds from sales and securitizations of mortgage assets, accretion on residual and beneficial interests, servicing fee income and interest received on loans. Segment revenues constituted 31% of our consolidated revenues for fiscal years 2004 and 2003, and 21% for fiscal year 2002.
   Prime mortgages are those that may be offered through government sponsored loan agencies. Non-prime mortgages are those that may not be offered through government-sponsored loan agencies and typically involve borrowers with impaired credit. Even though these borrowers have impaired credit, they also tend to have equity in the property that will be used to secure the loan. We offer both types of loans and conduct business through four channels:

•	Option One’s wholesale origination channel works with brokers throughout the United States to fund mortgage loans through a national branch network. Wholesale originations represent the majority of Option One’s total loan production.
•	Option One’s national accounts channel forms partnerships with financial institutions, including national and regional banks, to allow them to offer non-prime loans.
•	Option One’s bulk acquisitions channel specializes in the purchase of performing non-prime mortgage loan pools.
•	HRBMC originates residential mortgage loans directly to retail consumers.
   The following table details our originations by channel for fiscal years 2004, 2003 and 2002:

(in 000s)

	2004	2003	2002

Wholesale	$16,828,138	$11,434,138	$8,078,192
National accounts	2,642,944	1,814,092	1,219,080
Bulk acquisitions	679,910	411,013	160,059
Retail	3,105,021	2,918,378	1,995,842

	$23,256,013	$16,577,621	$11,453,173

   Option One. Option One, headquartered in Irvine, California, operates in 49 states by serving more than 32,500 mortgage brokers and through its network of 33 wholesale loan production branches and six national accounts branches.
   Loan Origination. We originated $20.2 billion in non-prime mortgage loans in fiscal year 2004, compared to $13.7 billion in fiscal year 2003 and $9.5 billion in fiscal year 2002. The average non-prime loan during fiscal year 2004 had a $155,000 principal balance, compared to $146,000 in fiscal year 2003 and $127,000 in fiscal year 2002, and was secured by a first lien on a single-family residence. The weighted-average loan-to-value ratio was 78.1%, 78.7% and 78.6% in fiscal years 2004, 2003 and 2002, respectively.
   Wholesale loan originations involve an independent broker who assists the borrower in completing the loan application, gathering necessary information and identifying a lender who offers a loan product best suited to the borrower’s financial needs. Brokers are free to submit an application to one or more non-prime lenders, such as Option One. No one broker originates more than 1.2% of our total non-prime production.
   Each applicant completes an application, which includes information regarding his or her assets, liabilities, income, credit history, employment history and personal information. We require a credit report on each applicant from an industry recognized credit reporting company. In evaluating an applicant’s credit history, we utilize credit bureau risk scores, generally known as a FICO score, which is a statistical ranking of likely future credit performance developed by Fair, Isaac & Company and provided by the three national credit data repositories. Our weighted average FICO score on our non-prime production was 608 and 604 for the years ended April 30, 2004 and 2003, respectively. Qualified independent appraisers are required to appraise mortgaged properties that are used to secure mortgage loans.
   Upon receipt of an application from a broker, a credit report and an appraisal report, one of our branch offices processes and underwrites the loan. Our underwriting guidelines require mortgage loans be underwritten in a standardized procedure that complies with federal and state laws and regulations. The guidelines are primarily intended to assess the value of the mortgaged property, evaluate the adequacy of the property as collateral for the mortgage loan, and assess the creditworthiness of the related borrower. Based upon this assessment, we advise the broker whether the loan application meets our underwriting guidelines and product description by issuing a loan approval or denial. In some cases, we issue a “conditional approval,” which requires the submission of additional information or clarification. The mortgage loans are underwritten with a view toward resale in the secondary market.
   Sale and Securitization of Loans. Substantially all non-prime mortgage loans we originate are sold daily to qualifying special purpose entities (“Trusts”). See discussion of our loan sale and securitization process in Item 7, under the heading “Off-Balance Sheet Financing Arrangements.”
   Servicing. Mortgage loan servicing involves collecting and remitting mortgage loan payments, making required advances, accounting for principal and interest, holding escrow for payment of taxes and insurance and contacting delinquent borrowers. We receive loan servicing fees monthly over the life of the mortgage loans. We only service non-prime mortgage loans. At the end of fiscal year 2004, we serviced 324,364 loans totaling $45.3 billion, compared to 246,463 loans totaling $31.3 billion at April 30, 2003 and 209,594 loans totaling $23.8 billion at April 30, 2002.
5 –

H&R BLOCK – Form 10-K

   The following table summarizes our servicing portfolio by origin and includes related mortgage servicing rights (“MSRs”) and the rate we earn on each type of servicing as of April 30, 2004:

	(dollars in 000s)

Type of servicing	Principal Balance	MSR Balance	Rate Earned

Originated	$36,131,752	$112,800	0.43%
Purchased	353,576	1,021	0.50%
Sub-servicing	8,782,775	–	0.30%

Total	$45,268,103	$113,821	0.41%

   When non-prime loans are subsequently sold or securitized, we generally retain the right to service the loans. The resulting MSR assets are recorded at allocated carrying amounts based on relative fair values when the loans are sold. The fair values of MSRs are determined based on the present value of estimated future cash flows related to servicing loans. Assumptions used in estimating the value of MSRs are discussed in Item 7, under “Critical Accounting Policies.” In addition to servicing loans we originate, we also service non-prime loans originated by other lenders. MSRs are recorded only in conjunction with our originated or purchased loan servicing portfolio.
   Geographic Distribution. The following table details the percent of origination volume of our non-prime loans for fiscal year 2004 and our loan origination branches by state.

State	Percent of Volume	Number of Branches

California	18.8%	5
New York	14.4%	2
Massachusetts	10.2%	0
Florida	6.4%	4
New Jersey	5.1%	1
Texas	4.5%	3
Illinois	3.6%	3
Virginia	2.9%	2
Connecticut	2.6%	1
Pennsylvania	2.6%	1
Michigan	2.3%	1
Georgia	2.2%	2
Colorado	2.1%	1
Rhode Island	2.0%	2
Ohio	1.9%	2
North Carolina	1.7%	1
Arizona	1.5%	2
New Hampshire	1.3%	1
Washington	1.3%	1
Nevada	1.0%	1
Wisconsin	.8%	1
Other	10.8%	0

   H&R Block Mortgage Corporation. HRBMC, a wholly-owned subsidiary of Option One, is a retail mortgage lender for prime, non-prime and government loans and is licensed to conduct business in all 50 states. HRBMC is an approved seller/servicer for Fannie Mae and Freddie Mac and is HUD authorized to originate and underwrite FHA and VA mortgage loans. Through HRBMC, we originated retail mortgage loans from various sales channels, including 41 loan production offices and nine regional offices in 26 states in fiscal year 2004. During fiscal year 2004, approximately 49% of HRBMC’s loans were made to clients of our other affiliates compared to 54% in fiscal year 2003.
   We originated $3.1 billion in retail mortgage loans in fiscal year 2004, compared to $2.9 billion in fiscal year 2003 and $2.0 billion in fiscal year 2002. In fiscal year 2004, we originated $1.3 billion in prime loans and $1.8 billion in non-prime loans.
   Substantially all of our retail prime mortgage loans are sold to Countrywide Home Loans, Inc. (“Countrywide”). The majority of mortgage loans sold to Countrywide are underwritten through an automated system under which Countrywide assumes our representations and warranties, which comply with Countrywide’s underwriting guidelines. This agreement allows us to achieve improved execution due to price, efficiencies in delivery, and elimination of redundancies in operations. We do not retain servicing rights related to the prime mortgage loans we sell. Non-prime mortgage loans are sold to Option One. See discussion of our prime warehouse line in Item 7, under “Capital Resources and Liquidity by Segment.”
   Competitive Conditions. Both the prime and non-prime sectors of the residential mortgage loan market are highly competitive. The principal methods of competition are in service, product differentiation and price. There are a substantial number of companies competing in the residential loan market, including mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions. There are also numerous companies competing in the business of servicing non-prime loans. No one firm is a dominant supplier of prime and non-prime mortgage loans or a dominant servicer of non-prime loans. We believe we are one of the top originators and servicers of non-prime loans in the industry.
   Seasonality of Business. Residential mortgage volume is not subject to significant seasonal fluctuations. The mortgage business is cyclical, however, and directly affected by national economic conditions, trends in business and finance and is impacted by changes in interest rates.
   Government Regulation. Mortgage loans purchased, originated and/or serviced are subject to federal laws and regulations, including:

•	The federal Truth-in-Lending Act, as amended, and Regulation Z promulgated thereunder;
•	The Equal Credit Opportunity Act, as amended, and Regulation B promulgated thereunder;
•	The Fair Credit Reporting Act, as amended;
•	The federal Real Estate Settlement Procedures Act, as amended, and Regulation X promulgated thereunder;
•	The Home Ownership Equity Protection Act (“HOEPA”);
•	The Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended;
•	The Home Mortgage Disclosure Act and Regulation C promulgated thereunder;
•	The federal Fair Housing Act;
•	The Gramm-Leach-Bliley Act and regulations adopted thereunder; and
•	Certain other laws and regulations.
   Under environmental legislation and case law applicable in certain states, it is possible that liability for environmental hazards in respect of real property may be imposed on a holder of a deed to the property, which may impair the underlying collateral.
   Applicable state laws generally regulate interest rates and other charges pertaining to non-prime loans. These states also require certain disclosures and require originators of certain mortgage loans to be licensed unless an exemption is available. In addition, most states have other laws, public policies and general principles of equity relating to consumer protection, unfair and deceptive practices, and practices that may apply to the origination, servicing and collection of mortgage loans.
   In recent years, there has been a noticeable increase in state, county and municipal statutes, ordinances and regulations that prohibit or regulate so-called “predatory lending” practices. Predatory lending statutes such as HOEPA, regulate “high-cost loans,” which are defined separately by each state, county or municipal statute, regulation or ordinance, but generally include mortgage loans
– 6

Form 10-K – H&R BLOCK

with interest rates exceeding a (1) specified margin over the Treasury Index for a comparable maturity, or (2) designated percentage of points and fees. Statutes, ordinances and regulations that regulate high-cost loans generally prohibit mortgage lenders from engaging in certain defined practices, or require mortgage lenders to implement certain practices, in connection with any mortgage loans that fit within the definition of a high-cost loan. We believe that we do not originate loans falling under the definition of high-cost loans under any law.
   Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and we relied on the federal Alternative Mortgage Transactions Parity Act (“Parity Act”) and related rules issued in the past by the Office of Thrift Supervision (“OTS”) to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption that federally chartered depository institutions enjoy. However, in September 2002, the OTS released a new rule that reduced the scope of the Parity Act preemption effective July 1, 2003 and, as a result, we can no longer rely on the Parity Act to preempt state restrictions on prepayment penalties. The elimination of this federal preemption requires compliance with state restrictions on prepayment penalties. These restrictions prohibit us from charging any prepayment penalty in six states and restrict the amount or duration of prepayment penalties that we may impose in an additional eleven states. This places us at a competitive disadvantage relative to financial institutions that continue to enjoy federal preemption of such state restrictions. Such institutions can charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rate and loan fee structures that are more attractive than the interest rate and loan fee structures that we are able to offer.
   See discussion in “Risk Factors” for additional information.

Business Services

General. Our Business Services segment offers middle-market companies accounting, tax and consulting services. We have continued to expand the services we have to offer our clients by adding wealth management, retirement resources, payroll services, corporate finance and financial process outsourcing. Segment revenues constituted 12% of our consolidated revenues for fiscal years 2004 and 2003, and 13% for fiscal year 2002.
   This segment consists primarily of RSM, which was formed in August 1999 to acquire substantially all of the non-attest assets of McGladrey & Pullen, LLP (“M&P”). RSM has more than 90 offices in 23 states and offers services in 18 of the top 25 U.S. markets.
   Services are also provided by the following wholly-owned subsidiaries:

▪	RSM McGladrey Retirement Resources administers retirement plans, helps clients design the best plan for their needs, and also provides retirement plan investment advice, year-end compliance, tax reporting and consulting.
▪	RSM EquiCo, Inc. is an investment banking firm specializing in business valuations, acquisitions and divestitures for private middle-market businesses.
▪	RSM McGladrey Employer Services, Inc. (formerly known as “MyBenefitSource, Inc.”) is a provider of payroll and benefits administration services to middle-market businesses.
▪	PDI Global, Inc. provides marketing, communications and visibility programs, tax and financial planning guides, and marketing and management consulting services to accountants, consultants, lawyers, banks, insurers, and other financial service providers.
   Relationship with McGladrey & Pullen, LLP. By regulation, we cannot provide audit and attest services. M&P, a public accounting firm, provides audit and review services and other services in which M&P issues written reports on client financial statements to their clients. Through an administrative services agreement with M&P, we provide accounting, payroll, human resources and other administrative services to M&P and receive a management fee for these services. M&P is a limited liability partnership with its own governing body and, accordingly, is a separate legal entity and is not an affiliate. Some partners and employees of M&P are also our employees.
   Seasonality of Business. Revenues for this segment are largely seasonal in nature, with peak revenues occurring during January through April.
   Competitive Conditions. The accounting and consulting business is highly competitive. The principal methods of competition are price, service and reputation for quality. There are a substantial number of accounting firms offering similar services at the international, national, regional and local levels. As our focus is on middle-market businesses, our principal competition is with regional accounting firms. We believe we have a competitive advantage in the geographic areas in which we are currently located based on the breadth of services we can offer to these clients above and beyond what a traditional accounting firm can offer.
   Government Regulation. Many of the same federal and state regulations relating to tax preparers and the information concerning tax reform discussed above in the “Government Regulation” section of “U.S. Tax Operations” apply to the Business Services segment as well, except accountants are not subject to the same prohibition on the use or disclosure of certain income tax return information as tax professionals are. Accounting firms are also subject to state and federal regulations governing accountants, auditors and financial planners. Various legislative and regulatory proposals have been made relating to auditor independence and accounting oversight, among others. Some of these proposals, if adopted, could have an impact on RSM’s operations. We believe current state and federal regulations and known legislative and regulatory proposals do not and will not have a material adverse effect on our operations, but we cannot predict what the effect of future legislation, regulations and proposals may be.
   Independence rules established by the SEC, American Institute of Certified Public Accountants (“AICPA”) and the Public Company Accounting Oversight Board (“PCAOB”) apply to M&P as a public accounting firm. In applying its auditor independence rules, the SEC views us and M&P as a single entity and requires that we abide by its independence rules for M&P to be deemed independent of any SEC audit client. The SEC regards any financial interest or business relationship we have with a client of M&P as a financial interest or business relationship between M&P and the client for purposes of applying its auditor independence rules.
   We and M&P have jointly developed and implemented policies, procedures and controls designed to safeguard M&P’s independence and integrity as an audit firm in compliance with applicable regulations and professional responsibilities. These policies, procedures and controls are designed to monitor and prevent violations of applicable independence rules and include, among others, (i) informing our officers, directors and other members of management concerning auditor independence matters, (ii) procedures for monitoring securities ownership, (iii) communicating with SEC audit clients regarding the SEC’s interpretation and application of relevant independence rules and guidelines, and (iv) requiring RSM employees to comply with M&P’s independence and relationship policies (including M&P’s independence compliance questionnaire procedures). We believe these policies, procedures and controls are adequate, although there can be no assurances they will ensure compliance with applicable independence rules and requirements. Any noncompliance could cause M&P to lose the ability to perform audits of financial statements filed with the SEC.
   See discussion in “Risk Factors” for additional information.

7 –

H&R BLOCK – Form 10-K

Investment Services
General. Our Investment Services segment provides brokerage services and investment planning through HRBFA. Products and services offered to our customers include traditional brokerage products, as well as annuities, insurance, fee-based accounts, online account access, equity research and focus lists, model portfolios, asset allocation strategies, and other investment tools and information. Segment revenues constituted approximately 5% of our consolidated revenues for fiscal years 2004 and 2003 and 8% for fiscal year 2002.
   HRBFA is a registered broker-dealer with the SEC and is a member of the New York Stock Exchange (“NYSE”), other national securities exchanges, SIPC, and the National Association of Securities Dealers, Inc. (“NASD”). HRBFA is also a registered investment advisor, offering financial advice with traditional products.
   Our integration of investment advice with the tax client base allows us to maximize an already established relationship. In the past two years, new product offerings have allowed us to shift our focus from a transaction-based client relationship to a more advice-based focus.
   Customer trades in fiscal year 2004 totaled approximately 1.5 million, compared to approximately 1.2 million in fiscal year 2003 and approximately 1.5 million in fiscal year 2002. We had 863,116 active accounts at April 30, 2004, compared to 752,903 at 2003 and 695,355 at 2002. Margin balances decreased to an average of $545.0 million for fiscal year 2004 from $577.0 million and $1.0 billion for fiscal years 2003 and 2002, respectively.
   Financial Services Offerings. We provide a full range of financial services to our clients in the United States.
   As previously discussed in “U.S. Tax Operations,” we offer our tax clients the opportunity to open an Express IRA through HRBFA as a part of the tax return preparation process. Clients funded approximately 215,000 Express IRAs during tax season 2004, approximately 126,000 in tax season 2003 and approximately 130,000 in tax season 2002.
   We also offer account holders a service that makes it possible for clients to transact all of their investment activities from one convenient, flexible brokerage account with cash management features. The cash management features include no-minimum checking, unlimited check writing, a credit interest program, a variety of tax-exempt money market fund options, an FDIC insured deposit account, a VISA® Gold ATM/check card with a 1% cash rebate on card purchases and an airline miles program, one consolidated monthly statement and a year-end account summary. HRBFA offers college savings products – called 529 Plans – through state-sponsored investment programs that allow clients to make tax-free withdrawals for qualified education expenses and a comprehensive line of insurance products. Clients may also open professionally managed accounts.
   We act as a dealer in fixed income markets including corporate and municipal bonds, various U.S. Government and U.S. Government Agency securities and certificates of deposit.
   Financial Advisors and Their Compensation. Our financial advisors receive compensation based on several different factors. They receive commissions from individual customer transactions as well as a percentage of quarterly fees for certain products based on asset levels. In addition, they can receive salaries, draws against commissions and bonuses based on the level of assets they transfer and production achieved.
   Key to our future success is retention of our financial advisors and recruitment of new advisors. One of our key initiatives is to build revenues through the addition of financial advisors. During fiscal years 2004 and 2003, we added 255 and 260 advisors, respectively. These additions were offset by attrition of 230 and 487 advisors, respectively. Our overall retention rate for fiscal year 2004 was approximately 77%, but the retention rate for our more experienced, higher-producing advisors was approximately 93%. The retention and recruitment of experienced advisors will continue to be a key initiative in fiscal year 2005.
Advisor productivity by recruitment class is as follows:

	(dollars in 000s)

	Revenue	Total Production
	Per Advisor	Revenues

Fiscal year 2004:
Pre-2003 class	$216	$135,949
2003 recruits	84	17,717
2004 recruits	61	7,664

Fiscal year 2003:
Pre-2003 class	$135	$126,176
2003 recruits	34	4,604

   Licensed Referral Tax Professional Program. The Licensed Referral Tax Professional (“LRTP”) program encourages a cooperative relationship between Investment Services and U.S. Tax Operations by helping tax professionals become licensed to sell securities, teaming them with a financial advisor and providing a commission to the LRTP for business referred to Investment Services. The LRTP program began in fiscal year 2003 and, as of April 30, 2004 there were 461 LRTPs with total customer assets of $72 million compared to 126 LRTPs with total customer assets of $2.0 million as of April 30, 2003. We will continue to increase the number of LRTPs in the coming year.
   Integrated Online Services. We have an online investment center on our website at www.hrblock.com. Online users have the opportunity to open accounts, obtain research, create investment plans, buy and sell securities, and view the status of their accounts. Through April 2004, over 145,000 accounts had been web enabled, compared to approximately 143,000 through April 2003 and April 2002. In fiscal year 2004, 229,211 securities transactions were completed online compared to 126,055 in fiscal year 2003, and 107,308 in fiscal year 2002.
   Office Locations. HRBFA is authorized to do business as a broker-dealer in all 50 states and the District of Columbia. At the end of fiscal year 2004, we operated approximately 358 branch offices, compared to approximately 600 offices in fiscal years 2003 and 2002. The reduced number of branch offices is primarily due to the evolution of our tax-partnering program, which now locates financial advisors with tax professionals. Some HRBFA offices offer, in addition to financial products and services, tax preparation and mortgage services year-round to clients.
   We believe the existence of retail locations contributes to our growth and client satisfaction. The existence of retail locations generally results in an increase in unsolicited customer transactions in the geographic area near the office. Many clients prefer to conduct business in person in local offices rather than in distant offices or online. Clients may also use retail locations to deliver checks and securities.
   Competitive Conditions. HRBFA competes directly with a broad range of companies seeking to attract consumer financial assets, including full-service brokerage firms, discount and online brokerage firms, mutual fund companies, investment banking firms, commercial and savings banks, insurance companies and others. The financial services industry has become considerably more concentrated as numerous securities firms have been acquired by or merged into other firms. Some of these competitors have greater financial resources than HRBFA and offer additional financial products and services. In addition, we expect competition from domestic and international commercial banks and larger securities firms to continue to increase as a result of legislative and regulatory initiatives in the U.S., including the passage of the Gramm-Leach-Bliley Act in November 1999 and the implementation of the U.S.A. Patriot Act in April 2002. These initiatives strive to remove or relieve certain restrictions on mergers between commercial banks and other types of financial services providers and
– 8

Form 10-K – H&R BLOCK

extend privacy provisions and anti-money laundering procedures across the financial services industry.
   Discount brokerage firms and online-only financial services providers compete vigorously with HRBFA with respect to commission charges. Full-commission brokerage firms also offer more product breadth, discounted commissions and online services to selected retail brokerage customers. Additionally, some competitors in both the full-commission and discount brokerage industries have substantially increased their spending on advertising and direct solicitation of customers.
   Competition in the online trading business has become similarly intense as recent expansion and customer acceptance of conducting financial transactions online has attracted new brokerage firms to the market.
   We compete based on quality of service, breadth of products and services offered, prices, accessibility through delivery channels, technological innovation and expertise and integration with our tax services relationships.
   Seasonality of Business. The Investment Services segment does not, as a whole, experience significant seasonal fluctuations. The securities business is cyclical, however, and directly affected by national and global economic and political conditions, trends in business and finance and changes in the conditions of the securities markets in which our clients invest.
   Government Regulation. The securities industry is subject to extensive regulation covering all aspects of the securities business, including registration of our offices and personnel, sales methods, the acceptance and execution of customer orders, the handling of customer funds and securities, trading practices, capital structure, record keeping policies and practices, margin lending, execution and settlement of transactions, the conduct of directors, officers and employees, and the supervision of employees. The various governmental authorities and industry self-regulatory organizations that have supervisory and regulatory jurisdiction over us generally have broad enforcement powers to censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees who violate applicable laws or regulations.
   The SEC is the federal agency responsible for the administration of the federal securities laws. The SEC has delegated much of the regulation of broker-dealers to self-regulatory organizations, principally the Municipal Securities Rulemaking Board, NASD, Inc. and the NYSE, which has been designated as HRBFA’s primary regulator. These self-regulatory organizations adopt rules, subject to SEC approval, governing the industry and conduct periodic examinations of HRBFA’s brokerage operations and clearing activities. Securities firms are also subject to regulation by state securities administrators in states in which they conduct business.
   As a registered broker-dealer, HRBFA is subject to the Net Capital Rule (Rule 15c3-1) promulgated by the SEC and adopted through incorporation by reference in NYSE Rule 325. The Rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the financial soundness and liquidity of a broker-dealer and requires at least a minimum portion of its assets be kept in liquid form. Additional discussion of this requirement and HRBFA’s calculation of net capital is located in Item 7, under “Capital Resources and Liquidity by Segment.”
   See discussion in “Risk Factors” for additional information.

International Tax Operations

General. Our International Tax Operations segment provides tax return preparation, electronic filing and related services to the general public, principally in Canada, Australia and the United Kingdom. We also offer tax preparation of U.S. tax returns and related services in company-owned and franchise offices in nine countries and U.S. Territories. We offer electronic filing of U.S. income tax returns at offices located in Europe, and the electronic filing of Canadian, Australian, and United Kingdom income tax returns at H&R Block offices in their respective countries. Segment revenues constituted approximately 2% of our consolidated revenues for fiscal years 2004, 2003 and 2002.
   This segment served 2.3 million taxpayers in each of fiscal years 2004, 2003 and 2002. Returns prepared at 1,334 company-owned and franchised offices in countries outside of the United States in fiscal year 2004 constituted 12.8% of the total returns prepared by H&R Block, compared to 12.4% in fiscal year 2003 and 11.9% in fiscal year 2002. A summary of our company-owned and franchise offices in countries outside the United States is as follows:

April 30,	2004	2003	2002

Canada	891	910	955
Australia	378	362	362
Other	65	62	59

Total offices	1,334	1,334	1,376

   Canadian Operations. H&R Block Canada, Inc. (“Block Canada”) and its franchisees prepared approximately 1.7 million Canadian regular and discounted returns filed with Revenue Canada in each of fiscal years 2004, 2003 and 2002. Of the 891 offices in Canada in fiscal year 2004, 489 were owned and operated by us and 402 were owned and operated by franchisees. We operated 133 offices in department stores in Canada in fiscal year 2004, including 79 offices in Sears’ facilities.
   We offer a refund discount (“CashBack”) program to our customers in Canada. Canadian law specifies the procedures we must follow in conducting the program. In accordance with current Canadian regulations, if a customer’s tax return indicates the customer is entitled to a tax refund, we issue a check to the client. The client assigns to us the full amount of the tax refund to be issued by Revenue Canada and the refund check is then sent by Revenue Canada directly to us. In accordance with the law, the discount is deemed to include both the tax return preparation fee and the fee for tax refund discounting. This program is financed by short-term borrowings. The number of returns discounted under the CashBack program in fiscal year 2004 was approximately 552,000, compared to 531,000 in fiscal year 2003 and 525,000 in fiscal year 2002.
   During fiscal year 2004, we contracted with Intuit Canada, Inc. to provide online tax preparation services under the H&R Block brand to Canadian consumers. Users could print and mail their return, or download their return and file electronically.
   Australian Operations. The number of returns prepared by our company-owned and franchise offices in Australia, was approximately 519,000 in fiscal year 2004, compared to 505,000 in fiscal year 2003 and 489,000 in fiscal year 2002. Of the 378 offices in Australia in fiscal year 2004, 278 were company-owned and 100 were franchise offices.
   Seasonality of Business. Revenues in this segment are seasonal in nature with peak revenues occurring during the applicable tax season, as follows:

Canada	January – April
Australia	July – October

   Competitive Conditions. The tax return preparation business is highly competitive, with a substantial number of firms offering tax preparation services. Commercial tax return preparers are highly competitive with regard to price,
9 –

H&R BLOCK – Form 10-K

service and reputation for quality. We believe we operate the largest tax return preparation businesses in Canada and Australia.
   Government Regulation. We seek to determine the applicability of all government and self-regulatory organization statutes, ordinances, rules and regulations in the countries in which we operate (collectively, “Foreign Laws”) and to comply with these Foreign Laws. We cannot predict what effect the enactment of future Foreign Laws, changes in interpretations of existing Foreign Laws, or the results of future regulator inquiries regarding the applicability of Foreign Laws may have on our segments, any particular subsidiary, or our consolidated financial statements.
   Statutes and regulations relating to income tax return preparers, electronic filing, franchising and other areas affecting the income tax business also exist outside of the United States. In addition, the Canadian government regulates the refund discounting program in Canada, as discussed under “Canadian Operations,” above. These laws have not materially affected the International Tax Operations segment.
   See discussion in “Risk Factors” for additional information.

Service Marks, Trademarks and Patents

We have made a practice of selling our products and services under service marks and trademarks and of obtaining protection for these by all available means. Our service marks and trademarks are protected by registration in the United States and other countries where our products and services are marketed. We consider these service marks and trademarks, in the aggregate, to be of material importance to our business, particularly our business segments providing products and services under the “H&R Block” brand.
   We have no registered patents that are material to our business.

Employees

We have approximately 15,300 regular full-time employees. The highest number of persons we employed during the fiscal year ended April 30, 2004, including seasonal employees, was approximately 111,300.

Risk Factors

In this report, and from time to time throughout the year, we share our expectations for the Company’s future performance. The following explains the critical risk factors impacting our business and reasons actual results may differ from our expectations. This discussion does not intend to be a comprehensive list and there may be other risks and factors that may have an effect on our business.
   Liquidity and Capital. We use capital primarily to fund working capital requirements, pay dividends, repurchase our shares and acquire businesses. We are dependent on the use of our off-balance sheet arrangements to fund our daily non-prime originations and the secondary market to securitize and sell mortgage loans and residual interests. See “Off-Balance Sheet Financing Arrangements” in Item 7. We are also dependent on commercial paper issuances to fund RAL participations and seasonal working capital needs. A disruption in such markets could adversely affect our access to these funds. In order to meet our future financing needs we may issue additional debt or equity securities.
   Litigation. We are involved in lawsuits in the normal course of our business related to RALs, our Peace of Mind guarantee program, electronic filing of tax returns, Express IRAs, losses incurred by customers in their investment accounts, mortgage lending activities and other matters. Adverse outcomes related to litigation could result in substantial damages and could adversely affect our results of operations. Negative public opinion can also result from our actual or alleged conduct in such claims, possibly damaging our brand and adversely affecting the market price of our stock. See Item 3, “Legal Proceedings” for additional information.
   Privacy of Client Information. We manage highly sensitive client information in all of our operating segments, which is regulated by law. Problems with the safeguarding and proper use of this information could result in regulatory actions and negative publicity, which could adversely affect our results of operations.

U.S. Tax Operations

Competitive Position. Increased competition for tax preparation clients in our retail offices, online and software channels could adversely affect our current market share and limit our ability to grow our client base. See clients served statistics included under “U.S. Tax Operations” in Item 7.
   Refund Anticipation Loans. Changes in government regulation related to RALs could adversely affect our ability to offer RALs or our ability to purchase participation interests. Changes in IRS practices could adversely affect our ability to utilize the IRS debt indicator to limit our bad debt exposure. Changes in any of these, as well as possible litigation related to RALs, may adversely affect our results of operations.

Mortgage Operations

Competitive Position. The majority of our mortgage loan applications are submitted through a network of brokers who have relationships with many other mortgage lenders. Unfavorable changes in our pricing, service or other factors could result in a decline in our mortgage origination volume. A decline in our service ratings could adversely affect our pricing and origination volume. Increased competition among mortgage lenders can also result in a decline in coupon rates offered to our borrowers, which in turn lowers margins and could adversely affect our gains on sales of mortgage loans. Additionally, changes in legislation relating to our industry can adversely affect our competitive position.
   Asset Valuation Assumptions. The valuation of residual interests and mortgage servicing rights includes many estimates and assumptions surrounding interest rates, prepayment speeds and credit losses. If actual experience differs from our estimates, we would be required to record write-ups or write-downs to the related assets, which could either positively or negatively affect our results of operations. See “Critical Accounting Policies” in Item 7.
   Legislation and Regulations. Several states and cities are considering or have passed laws, regulations or ordinances aimed at curbing predatory lending and servicing practices. The federal government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing federal HOEPA thresholds for defining a “high-cost” loan and establishing enhanced protections and remedies for borrowers who receive such loans. If unfavorable laws and regulations are passed, it could restrict our ability to originate loans if rating agencies refuse to rate our loans, loan buyers may not want to purchase loans labeled as “high-cost,” and it could restrict our ability to sell our loans in the secondary market. Accordingly, all of these items could adversely affect our results of operations.
– 10

Form 10-K – H&R BLOCK

Business Services

Alternative Practice Structure with M&P. Our relationship with M&P requires us to comply with applicable auditor independence rules and requirements. In addition, our relationship with M&P closely links our RSM McGladrey brand with M&P. If M&P were to encounter problems concerning its independence as a result of its relationship with us or if significant litigation arose concerning M&P or its services, our brand reputation and our ability to realize the mutual benefits of our relationship, such as the ability to attract and retain quality professionals, could be impaired.

Investment Services

Regulatory Environment. The broker-dealer industry has recently come under more scrutiny by both Federal and State regulators and, as a result, more focus has been placed on compliance issues. If we do not comply with these regulations, it could result in regulatory actions and negative publicity, which could adversely affect our results of operations. Negative public opinion about our industry could damage our reputation even if we are in compliance with such regulations.
   Integration into the H&R Block Brand. We are working to foster an advice-based relationship with our tax clients through our retail tax office network. This advice-based relationship is key to the integration of Investment Services into the H&R Block brand and deepening our current client relationships. If we are unable to successfully integrate, it may significantly impact our ability to differentiate our business from other tax providers and grow our client base.

Availability of Reports and Other Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through our website at www.hrblock.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.
   Copies of the following corporate governance documents are posted on our website: (1) The Amended and Restated Bylaws of H&R Block, Inc., (2) The H&R Block, Inc. Corporate Governance Guidelines, (3) the H&R Block, Inc. Code of Business Ethics and Conduct, (4) the H&R Block, Inc. Audit Committee Charter, (5) the H&R Block, Inc. Governance and Nominating Committee Charter, and (6) the H&R Block, Inc. Compensation Committee Charter. If you would like a printed copy of any of these corporate governance documents, please send your request to the Office of the Secretary, H&R Block, Inc., 4400 Main Street, Kansas City, Missouri 64111.
   Information contained on our website does not constitute any part of this report.

ITEM 2. PROPERTIES
We own our corporate headquarters, which are located in Kansas City, Missouri. We have leased additional office space for corporate, U. S. Tax Operations and Investment Services personnel, as necessary, in Kansas City, Missouri.
   Most of our tax offices, except those in retail outlets, are operated under leases throughout the United States.
   Option One’s executive offices are located in leased offices in Irvine, California. HRBMC is headquartered in leased offices in Lake Forest, California. Option One and HRBMC also lease offices for their loan origination and servicing centers and branch office operations throughout the United States.
   The executive offices of HRBFA are located in leased offices in Detroit, Michigan. Branch offices are operated throughout the United States, in a combination of leased and owned facilities.
   RSM’s executive offices are located in leased offices in Bloomington, Minnesota. Its administrative offices are located in leased offices in Davenport, Iowa. RSM also leases office space throughout the United States.
   Our Canadian executive offices are located in a leased office in Calgary, Alberta. Our Canadian tax offices are operated under leases throughout Canada.
   We will begin construction of new corporate headquarters during fiscal year 2005, which will allow us to consolidate the majority of our Kansas City-based personnel into one facility. The new building will be located in downtown Kansas City, Missouri.
   All current leased and owned facilities are in good repair and adequate to meet our needs.

ITEM 3. LEGAL PROCEEDINGS
The information below should be read in conjunction with the information included in Item 8, note 20 to our consolidated financial statements.
   RAL Litigation. We have been named as a defendant in numerous lawsuits throughout the country regarding our refund anticipation loan programs (collectively, “RAL Cases”). Plaintiffs in the RAL Cases have alleged, among other things, that disclosures in the RAL applications were inadequate, misleading and untimely; that the RAL interest rates were usurious and unconscionable; that we did not disclose that we would receive part of the finance charges paid by the customer for such loans; breach of state laws on credit service organizations; breach of contract; unjust enrichment; unfair and deceptive acts or practices; violations of the Racketeer Influenced and Corrupt Organizations act; violations of the Fair Debt Collection Practices Act; and that we owe, and breached, a fiduciary duty to our customers in connection with the RAL program. In many of the RAL Cases, the plaintiffs seek to proceed on behalf of a class of similarly situated RAL customers, and in certain instances the courts have allowed the cases to proceed as class actions. In other cases, courts have held that plaintiffs must pursue their claims on an individual basis, and may not proceed as a class action. The amounts claimed in the RAL Cases have been very substantial in some instances.
   We have successfully defended against numerous RAL Cases. Of these RAL Cases, some were dismissed on our motions for dismissal or summary judgment and others were dismissed voluntarily by the plaintiffs after denial of class certification. Other cases were settled, with one settlement resulting in a pretax expense of $43.5 million in fiscal year 2003 (the “Texas RAL Settlement”).
   We believe we have meritorious defenses to the RAL Cases and we intend to defend the remaining RAL Cases vigorously. We have accrued our best estimate of the probable loss related to the RAL Cases. However, there can be no assurances as to the outcome of the pending RAL Cases individually or in the aggregate, and there can be no assurances regarding the impact of the RAL Cases on our financial statements. The following is updated information regarding the pending RAL Cases that are class actions or putative class actions:
   Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al., (formerly Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block,
11 –

H&R BLOCK – Form 10-K

Inc., Block Financial Corporation, et al.) Case No. 98 C 2178, United States District Court for the Northern District of Illinois, Eastern Division, instituted on April 18, 1998. On April 15, 2003, the District Court judge declined to approve a $25.0 million settlement of this matter, finding that counsel for the settlement plaintiffs had been inadequate representatives of the plaintiff class and failed to sustain their burden of showing that the settlement was fair. The judge subsequently appointed new counsel for the plaintiffs who filed an amended complaint and a motion for partial summary judgment. On March 29, 2004, the court either dismissed or decertified all of the plaintiffs’ claims other than part of one count alleging violations of the racketeering and conspiracy provisions of the Racketeer Influenced and Corrupt Organizations act. We intend to continue defending the case vigorously, but there are no assurances as to its outcome.
   Sandra J. Basile, et al. v. H&R Block, Inc., et al, April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District of Pennsylvania, Philadelphia County, instituted on April 23, 1993. The court decertified the class on December 31, 2003. Plaintiffs have appealed the decertification.
   Levon and Geral Mitchell, et al. v. H&R Block and Ruth R. Wren, Case No. CV-95-2067, in the Circuit Court of Mobile County, Alabama, instituted on June 13, 1995. Plaintiffs’ motion for class certification was granted, and defendants have filed a notice of appeal of the certification.
   Deandra D. Cummins, et al. v. H&R Block, Inc., et al., Case No. 03-C-134 in the Circuit Court of Kanawha County, West Virginia, instituted on January 22, 2003. Defendants’ motions to dismiss and to compel arbitration were heard in part in December 2003, during which the judge discontinued the hearing and ordered the parties to mediation. Mediation occurred in February 2004 during which the parties were unable to reach agreement. Defendants’ motion to dismiss and compel arbitration was subsequently denied.
   Roy Carbahal, et al. v. Household International, H&R Block Tax Services, Inc. et al., Case No. 00C0626 in the United States District Court for the Northern District of Illinois, instituted on January 31, 2000. Defendants’ motion to compel arbitration was granted and the case was dismissed. Plaintiffs appealed such dismissal. On June 24, 2004, the Seventh Circuit Court of Appeals affirmed such dismissal.
   Abby Thomas, et al. v. Beneficial National Bank, H&R Block, Inc., et al., Case No. 4:03-CV-00775 GTE in the United States District Court for the Eastern District of Arkansas, Western Division, instituted on August 12, 2003. Defendants moved to dismiss and compel arbitration, and plaintiffs thereafter filed an amended complaint and a motion to remand the case to state court. On December 8, 2003, the federal court denied plaintiffs’ motion to remand.
   Lynn Becker v. H&R Block, Case No. CV-2004-03-1680 in the Court of Common Pleas, Summit County, Ohio, instituted on April 15, 2004. Plaintiffs filed an amended complaint on May 3, 2004, containing class allegations.
   Peace of Mind Litigation. Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Civil Action 2002L000004, in the Circuit Court of Madison County, Illinois, is a class action case filed on January 18, 2002, as to which the court granted plaintiffs’ first amended motion for class certification on August 27, 2003. Plaintiffs’ claims consist of five counts relating to the defendants’ Peace of Mind program under which the applicable tax return preparation subsidiary assumes liability for the cost of additional tax assessments attributable to tax return preparation error. The plaintiffs allege that defendants’ sale of its Peace of Mind guarantee constitutes statutory fraud by selling insurance without a license, an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it and/or did not want it), and constitutes a breach of fiduciary duty. In August 2003, the court certified the following plaintiff classes: (1) all persons who were charged a separate fee for Peace of Mind by “H&R Block” or a defendant H&R Block class member from January 1, 1997 to final judgment; (2) all persons who reside in certain class states and who were charged a separate fee for Peace of Mind by “H&R Block,” or a defendant H&R Block class member, and that was not licensed to sell insurance, from January 1, 1997 to final judgment; and (3) all persons who had an unsolicited charge for Peace of Mind posted to their bills by “H&R Block” or a defendant H&R Block class member from January 1, 1997, to final judgment. Among those excluded from the plaintiff classes are all persons who received the Peace of Mind guarantee through an H&R Block Premium office and all persons who reside in Texas and Alabama. The court also certified a defendant class consisting of any entity with the names “H&R Block” or “HRB” in its name, or otherwise affiliated or associated with H&R Block Tax Services, Inc., and which sold or sells the Peace of Mind product. The trial court subsequently denied the defendants’ motion asking the trial court to certify the class certification issues for interlocutory appeal. Discovery is proceeding.
   There is one other putative class action pending against us in Texas that involves the Peace of Mind guarantee. This case is being tried before the same judge that presided over the Texas RAL Settlement and involves the same plaintiffs attorneys that are involved in the Marshall litigation in Illinois and substantially similar allegations. No class has been certified in this case.
   We believe the claims in these Peace of Mind actions are without merit and we intend to defend them vigorously. However, there can be no assurances as to the outcome of these pending actions individually or in the aggregate, and there can be no assurances on the impact of these actions on our consolidated results of operations or financial position.
   Other Claims and Litigation. As with other broker-dealers that distribute mutual fund shares, HRBFA is the subject of an investigation by the NASD into activities characterized as “market timing” and “late trading” of mutual fund shares by HRBFA. The NASD staff has notified HRBFA that on the basis of its investigation it has preliminarily determined to recommend a disciplinary action against HRBFA for violating various federal securities laws and NASD rules in connection with market timing activities that took place primarily in one of HRBFA’s offices. HRBFA has provided the NASD a written response to its allegations. HRBFA is cooperating with the NASD and has conducted its own internal investigation. While we cannot provide assurance regarding the ultimate resolution of this matter, we believe the resolution of this matter will not have a material adverse effect on our operations, consolidated results of operations or financial position.
   As part of an industry-wide review, the IRS is investigating tax planning strategies that certain RSM clients utilized during fiscal years 2000 through 2003. Specifically, the IRS is examining these strategies to determine whether RSM complied with tax shelter registration and listing regulations and whether such strategies were appropriate. If the IRS were to determine that these strategies were inappropriate, clients that utilized the strategies could face penalties and interest for underpayment of taxes and may attempt to seek recovery from RSM. While there can be no assurance regarding the outcome of this matter, we do not believe that its resolution will have a material adverse effect on our operations, consolidated results of operations or financial position.
   As reported in current report on Form 8-K dated December 12, 2003, the United States SEC informed outside counsel to the Company on December 11, 2003 that the Commission had issued a Formal Order of Investigation concerning our disclosures, in and before November 2002, regarding RAL litigation to which we were and are a party. There can be no assurances as to the outcome and resolution of this matter.
   We have from time to time been party to claims and lawsuits not discussed herein arising out of our business operations, including additional claims and lawsuits concerning RALs, the Peace of Mind guarantee program, the Express IRA program and claims and lawsuits concerning the preparation of customers’ income tax returns, the electronic filing of customers’ tax returns, the fees
– 12

Form 10-K – H&R BLOCK

charged customers for various products and services, losses incurred by customers with respect to their investment accounts, relationships with franchisees, denials of mortgage loans, contested mortgage foreclosures, other aspects of the mortgage business, intellectual property disputes, and contract disputes. Such lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances and the ultimate liability with respect to such litigation and claims is difficult to predict. We consider these cases to be ordinary, routine litigation incidental to our business, we believe we have meritorious defenses to each of them, and we are defending, or intend to defend, them vigorously. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these other matters will not have a material adverse effect on our consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004. Information regarding executive officers is contained in Item 10 of this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

H&R Block’s common stock is traded principally on the NYSE and is also traded on the Pacific Exchange. The information called for by this item with respect to H&R Block’s common stock appears in Item 8, note 22 to our consolidated financial statements. The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is reported in Item 8, note 14 to our consolidated financial statements. On June 15, 2004, there were 31,063 shareholders of record and the closing stock price on the NYSE was $46.62 per share.
   A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2004 is as follows:

(shares in 000s)

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares that May Be
	Number of Shares	Price Paid	Part of Publicly Announced	Purchased Under the
	Purchased(2)	per Share	Plans or Programs(1)	Plans or Programs(1)(3)

February 1 – February 29	781	$55.28	780	13,367
March 1 – March 31	1,460	$53.81	1,460	11,907
April 1 – April 30	575	$46.75	575	11,332

(1)	On June 11, 2003, our Board of Directors approved the repurchase of 20 million shares of H&R Block common stock. This authorization has no expiration date.
(2)	Of the total number of shares purchased, 1,202 shares were purchased in connection with funding employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on restricted shares.
(3)	On June 9, 2004, our Board of Directors approved the additional repurchase of 15 million shares of H&R Block common stock. This authorization has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

	(in 000s, except per share amounts)

April 30,	2004	2003	2002	2001	2000

Revenues	$4,205,570	$3,746,457	$3,285,701	$2,965,405	$2,420,923
Net income before change in accounting principle	704,256	580,064	434,405	276,748	251,895
Net income	697,897	580,064	434,405	281,162	251,895
Basic earnings per share:
Net income before change in accounting principle	$3.98	$3.23	$2.38	$1.50	$1.28
Net income	3.94	3.23	2.38	1.53	1.28
Diluted earnings per share:
Net income before change in accounting principle	$3.90	$3.15	$2.31	$1.49	$1.27
Net income	3.86	3.15	2.31	1.52	1.27
Total assets	$5,380,026	$4,767,308	$4,384,640	$4,166,044	$5,700,146
Long-term debt	545,811	822,302	868,387	870,974	872,396
Dividends per share	$.78	$.70	$.63	$.59	$.54

13 –

H&R BLOCK – Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a diversified company with subsidiaries delivering tax, financial, mortgage and business products and services. We are the only major company offering a full range of software, online and in-office tax solutions, combined with personalized financial advice about retirement savings, home ownership and other opportunities to help clients build a better financial future.
   Overall for fiscal 2004, we achieved strong financial results and generally executed well against our strategic priorities. We were able to increase our tax and financial advice offerings, strengthen our multi-channel offerings and continued to cross-sell our financial services and products across segments, which we believe all help increase brand loyalty and client retention. However, we saw a decline in our retail tax clients served in our offices. Additionally, we again saw Mortgage Operations deliver strong financial results. Our key strategic priorities can be summarized as follows:

▪	U.S. Tax Operations – expanding our office network, working on service and product differentiation and focusing on advice that supports client growth, increased brand loyalty and business extensions with a tax and financial connection.
▪	Mortgage Operations – developing a diversified source of originations, distinguishing our service quality, minimizing risk and volatility in performance and using secondary markets to optimize value.
▪	Business Services – developing a national accounting, tax and consulting firm, adding extended services to middle-market companies and enhancing our client service culture.
▪	Investment Services – serving the broad consumer market through tax-based advisory relationships, brand differentiation through relevant advice and multi-channel access and providing services clients can use to readily implement that advice.
   The analysis that follows should be read in conjunction with the tables below, the consolidated income statements and the information contained in Item 1 under “Description of Business.”

Overview

A summary of our fiscal year 2004 results is as follows:

▪	Diluted earnings per share before change in accounting principle were $3.90, an increase of 23.8% over fiscal year 2003.
▪	Revenues grew 12.3% over the prior year, primarily due to revenues from operations in former major franchise territories and growth in our Mortgage Operations segment. We achieved revenue growth in each of our segments.
▪	Clients served in company-owned retail tax offices grew 5.2%, and the average fee per client served increased 6.7%. The increase in clients served is due entirely to company-owned operations in former major franchise territories. Excluding the former major franchise territories, clients served decreased 2.5%.
▪	Software and online revenues increased 11.4% and 70.6%, respectively, compared to fiscal year 2003.
▪	Mortgage originations totaled $23.3 billion for the year as a result of increases in the sales force, average loan size, loan applications and the closing ratio.
▪	Gains on sales of mortgage assets reached $726.7 million, including $40.7 million realized on the sale of previously securitized residual interests.
▪	The Business Services segment reported pretax income of $19.3 million, an improvement of $33.4 million over the prior year. Fiscal year 2003 includes an $11.8 million goodwill impairment.
▪	The Investment Services segment reported a pretax loss of $64.4 million, an improvement of $63.8 million over prior year. Fiscal year 2003 includes a $24.0 million goodwill impairment.
▪	We began expensing stock-based compensation as of May 1, 2003. We recorded $25.7 million in expense related to the issuance of stock options, restricted stock and our employee stock purchase plan during fiscal year 2004.

Consolidated Results of Operations (in 000s)

Year ended April 30,	2004	2003	2002

REVENUES:
U.S. Tax Operations	$2,093,617	$1,861,681	$1,831,274
Mortgage Operations	1,281,399	1,165,411	702,333
Business Services	499,210	434,140	416,926
Investment Services	229,470	200,794	250,685
International Tax Operations	97,560	85,082	78,710
Corporate Operations	4,314	(651)	5,773

	$4,205,570	$3,746,457	$3,285,701

INCOME (LOSS):
U.S. Tax Operations	$627,592	$547,078	$533,468
Mortgage Operations	678,261	693,950	339,388
Business Services	19,321	(14,118)	22,716
Investment Services	(64,446)	(128,292)	(54,862)
International Tax Operations	11,097	10,464	7,093
Corporate Operations	(107,668)	(122,005)	(130,963)

Pretax income	$1,164,157	$987,077	$716,840

CRITICAL ACCOUNTING POLICIES

We consider the policies discussed below to be critical to securing an understanding of our financial statements, as they require the use of significant judgment and estimation in order to measure, at a specific point in time, matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, we caution that future events rarely develop precisely as forecast, and estimates routinely require adjustment and may require material adjustment.
   Revenue recognition: We have many different revenue streams with different revenue recognition policies. We record retail and online tax preparation revenues when a completed return is filed or accepted by the customer. RAL participation revenue is recorded when we purchase our participation interest in the RAL. Commission revenue is recognized on a trade-date basis. Business Services revenues are recognized on a time and materials basis.
   We recognize interest income on customer margin loan balances daily as earned, based on current rates charged to customers for their margin balance. Accretion income represents interest earned over the life of residual interests using the effective interest method.
   We record sales of software when the product is ultimately sold to the end user. POM revenues are deferred and recognized over the term of the guarantee based upon historic and actual payment of claims.
– 14

Form 10-K – H&R BLOCK

   Franchise royalties, which are based upon the contractual percentages of franchise revenues, are recorded in the period in which the franchise provides the service.
   Gains on sales of mortgage loans: We sell substantially all of the non-prime mortgage loans we originate to the Trusts, which are qualifying special purpose entities (“QSPEs”), with servicing rights generally retained. Prime mortgage loans are sold in whole loan sales, servicing released, to third-party buyers. We record the gain on sale as the difference between cash proceeds and the allocated cost of loans sold.
   We determine the allocated cost of loans sold based on the relative fair values of loans sold, MSRs and the beneficial interest in Trusts, which represents the ultimate expected outcome from the disposition of the loans. The relative fair value of the MSRs and the beneficial interest in Trust is determined using discounted cash flow models, which require various management assumptions (see discussion below in “Valuation of residual interests” and “Valuation of mortgage servicing rights”). Variations in these assumptions affect the estimated fair values, which would affect the reported gains on sales. Gains on sales of mortgage loans totaled $716.7 million, $663.6 million and $455.4 million for fiscal years 2004, 2003 and 2002, respectively.
   See discussion in “Off-Balance Sheet Financing” related to the disposition of the loans by the Trusts and subsequent securitization by the Company.
   Valuation of residual interests: We use discounted cash flow models to arrive at the estimated fair values of our residual interests. See Item 8, note 1 to our consolidated financial statements for our methodology used in valuing residual interests. Variations in our assumptions, including loss, prepayment speeds, discount rate and interest rate assumptions, could materially affect the estimated fair values, which may require us to record impairments or unrealized gains. In addition, variations will also affect the amount of residual interest accretion recorded on a monthly basis. Residual interests – available-for-sale valued at $211.0 million and $264.3 million were recorded as of April 30, 2004 and 2003, respectively. We recorded $167.1 million in net write-ups in other comprehensive income and $30.7 million in impairments in the income statement related to our residual interests during fiscal year 2004 as actual results differed from our assumptions. See Item 8, note 6 to our consolidated financial statements for current assumptions and a sensitivity analysis of those assumptions. See Item 7a for sensitivity analysis related to interest rates.
   Valuation of mortgage servicing rights: We generally sell non-prime mortgage loans with servicing retained. MSRs are recorded at allocated carrying amounts based on relative fair values when the loans are sold (see discussion above in “Gains on sales of mortgage loans”). Fair values of MSRs are determined based on the present value of estimated future cash flows related to servicing loans. Assumptions used in estimating the value of MSRs include discount rates, prepayment speeds (including default) and other factors. The prepayment speeds are somewhat correlated with the movement of market interest rates. As market interest rates decline there is a corresponding increase in actual and expected borrower prepayments as customers refinance existing mortgages under more favorable interest rate terms. This in turn reduces the anticipated cash flows associated with servicing resulting in a reduction, or impairment, to the fair value of the capitalized MSR. Many non-prime loans have a prepayment penalty in place for the first two to three years, which has the effect of making prepayment speeds more predictable, regardless of market interest rate movements. Prepayment rates are estimated using our historical experience and third-party market sources. Variations in these assumptions could materially affect the carrying value of the MSRs.
   MSRs are carried at the lower of cost or market and are reviewed quarterly for potential impairment. Impairment is assessed based on the fair value of each risk stratum. MSRs are stratified by: the fiscal year of the loan sale date (which approximates date of origination) and loan type (6-month adjustable, 2-to 3-year adjustable and fixed rate). Fair values take into account the historical prepayment activity of the related loans and our estimates of the remaining future cash flows to be generated through servicing the underlying mortgage loans. If actual prepayment rates prove to be higher than the estimate made by management, impairment of the MSRs could occur. MSRs valued at $113.8 million and $99.3 million were recorded as of April 30, 2004 and 2003, respectively. There were no impairments to MSRs during fiscal year 2004. See Item 8, note 6 to our consolidated financial statements for current assumptions and a sensitivity analysis of those assumptions.
   Valuation of goodwill: We test goodwill for impairment annually or more frequently whenever events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. We have defined our reporting units as our operating segments or one level below. The first step of the impairment test is to compare the estimated fair value of the reporting unit to its carrying value. If the carrying value is less than fair value, no impairment exists. If the carrying value is greater than fair value, a second step is performed to determine the fair value of goodwill and the amount of impairment loss, if any. In estimating each reporting unit’s fair value using discounted cash flow projections and market comparables, when available, we make assumptions, including discount rates, growth rates and terminal values. Changes in the projections or assumptions could materially affect fair values. Our goodwill balances were $959.4 million and $714.2 million as of April 30, 2004 and 2003, respectively. No goodwill impairments were identified during fiscal year 2004.
   In fiscal year 2003, a goodwill impairment charge of $24.0 million was recorded in the Investment Services segment due to unsettled market conditions. Also during 2003, our annual impairment test resulted in an impairment of $11.8 million for a reporting unit within the Business Services segment. No other impairments were identified.
   Litigation: Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. Therefore, we have recorded reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, we have concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. In addition, there are certain gain contingencies for which we have not recorded an asset.
   Stock-Based Compensation: We record compensation expense for the issuance of stock options, restricted shares and our employee stock purchase plan (“ESPP”). The expense is calculated based on the fair value of the options/shares and the number of options/shares that vest. We use the Black-Scholes model to calculate the fair value for stock options and ESPP shares using the following assumptions: stock volatility, expected life, risk-free interest rate and dividend yield. The fair value of restricted shares is the stock price on the date of the grant. We also estimate, based on historical data, the percent of options/shares that we expect to vest. The total expense is recognized on a straight-line basis over the vesting period. Variations in the assumptions used to calculate fair value could either positively or negatively affect the recorded expense. Variations in the estimate of vesting could result in timing adjustments recorded at the end of the vesting period.
   We began expensing all stock-based compensation grants issued beginning on May 1, 2003. Therefore, our income statements do not fully reflect the expense related to all of our stock options and restricted shares outstanding. We recorded
15 –

H&R BLOCK – Form 10-K

$25.7 million and $2.1 million in stock-based compensation expense during fiscal year 2004 and 2003, respectively.
   Additionally, changes in accounting rules related to stock-based compensation could result in changes to our assumptions of fair value and expense recognition.
   Other significant accounting policies: Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. These policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see Item 8, note 1 to our consolidated financial statements, which discusses accounting policies we have selected when there are acceptable alternatives.

– 16

Form 10-K – H&R BLOCK

RESULTS OF OPERATIONS

Our business is divided into five reportable segments: U.S. Tax Operations, Mortgage Operations, Business Services, Investment Services and International Tax Operations.

U.S. TAX OPERATIONS

This segment primarily consists of our income tax preparation businesses – retail, online and software.

U.S. Tax Operations – Operating Statistics (in 000s, except average fee)

Year ended April 30,	2004	2003(1)	2002(1)

Clients served:
Company-owned offices (2)	9,811	10,058	10,513
Former major franchise territories (3)	775	**	**

Total company-owned	10,586	10,058	10,513

Franchise offices	5,413	5,629	5,785
Former major franchise territories (3)	16	830	850

Total franchise	5,429	6,459	6,635

Digital tax solutions:
Software (4)	2,027	1,963	1,825
Online (5)	1,207	920	481

	19,249	19,400	19,454

Average fee per client served: (7)
Company-owned offices (2)	$147.38	$137.36	$128.69
Former major franchise territories (3)	135.52	**	**

Total company-owned	146.51	137.36	128.69

Franchise offices	128.02	117.42	108.82
Former major franchise territories (3)	126.13	122.96	112.31

Total franchise	128.02	118.14	109.27

	$140.24	$129.84	$121.18

RALs: (6)
Company-owned offices (2)	2,521	2,758	2,844
Former major franchise territories (3)	185	**	**

Total company-owned	2,706	2,758	2,844

Franchise offices	1,501	1,595	1,573
Former major franchise territories (3)	**	188	189

Total franchise	1,501	1,783	1,762

Digital tax solutions:
Software	5	—	11
Online	57	75	33

	4,269	4,616	4,650

U.S. Tax Operations – Financial Results (in 000s)

Year ended April 30,	2004	2003	2002

Tax preparation and related fees	$1,519,238	$1,378,733	$1,364,673
Royalties	173,754	163,519	154,780
RAL waiver fees	6,548	138,242	—
RAL participation fees	168,375	874	159,965
Software sales	69,474	62,368	54,823
Online tax services	44,860	26,290	14,606
Peace of Mind revenue	75,025	47,677	44,387
Other	36,343	43,978	38,040

Total revenues	2,093,617	1,861,681	1,831,274

Compensation and benefits	662,326	577,545	598,355
Occupancy and equipment	235,469	207,366	186,998
Depreciation and amortization	54,879	39,456	39,871
Supplies, freight and postage	39,666	39,579	35,989
Cost of software sales	25,274	20,085	19,947
Bad debt	44,155	17,358	38,235
Legal	7,645	69,783	7,641
Other	126,338	105,456	137,884
Allocated corporate and shared costs:
Marketing	110,807	90,142	99,560
Information technology	91,158	77,285	77,230
Finance	19,675	22,367	13,270
Supply	21,607	19,724	19,508
Other	27,026	28,457	23,318

Total expenses	1,466,025	1,314,603	1,297,806

Pretax income	$627,592	$547,078	$533,468

(1)	Company-owned and franchise numbers for fiscal years 2003 and 2002 have not been restated for franchise acquisitions during fiscal year 2004.
(2)	Excludes company-owned offices in former major franchise territories, which commenced operations during fiscal year 2004.
(3)	Impact of company-owned offices in former major franchise territories, which commenced operations during fiscal year 2004.
(4)	Includes TaxCut federal units sold.
(5)	Includes a) online completed and paid federal returns, and b) state returns only when no payment was made for a federal return.
(6)	Data is for tax season (January 1 – April 30) only.
(7)	Calculated as gross tax preparation and related fees divided by clients served.

17 –

H&R BLOCK – Form 10-K

Fiscal 2004 compared to fiscal 2003

U.S. Tax Operations’ revenues increased $231.9 million, or 12.5%, to $2.1 billion for fiscal year 2004.
   Tax preparation and related fees increased $140.5 million, or 10.2%, for fiscal year 2004, compared to fiscal year 2003. This increase is due to a 6.7% increase in the average fee per client served in company-owned offices, coupled with a 5.2% increase in clients served in those offices. The average fee per client served increased to $146.51 in fiscal year 2004, due to increases in our pricing and the complexity of returns prepared. Clients served increased to 10.6 million from 10.1 million as a result of the former major franchise territories. Excluding the impact of our acquisition of former major franchises, clients served declined 2.5%. We believe this decline is due to a combination of factors including a lack of office network density in some key areas of the country. Given the competitive environment and lack of density in key areas, we believe some potential clients, who are primarily motivated by convenience and who do not want to wait for service in our office or drive as far to our office, will instead go to a competitor who is perceived to be more convenient. This is an indication that, for certain consumers, we have not been able to effectively differentiate our services from the competition. See discussion of our future strategy in “Fiscal 2005 Outlook” below. We also believe our marketing campaign, which focused primarily on our brand, did not effectively drive clients, particularly early season filers, into our offices.
   The average fee per client at our franchise offices increased 8.4%, while clients served declined 15.9%. The decline is due to the former major franchise territories being operated as company-owned for the majority of fiscal year 2004. These changes, coupled with the re-franchising of certain former major franchise territories at higher royalty rates, resulted in an increase in royalty revenue of 6.3%.
   Revenues earned during the current year in connection with RAL participations totaled $168.4 million. These revenues are approximately $30.1 million higher than waiver fees earned during fiscal year 2003 and $8.4 million higher than participation fees earned in fiscal year 2002. See discussion on the waiver below. Our RAL participation revenues are benefiting from the new company-owned operations in former major franchise territories. We participate in RALs at a rate of nearly 50% for company-owned offices compared to 25% in major franchise offices. This increased participation rate has allowed our revenues to increase, although the number of RALs has declined 8.2% since fiscal year 2002.
   During fiscal year 2003, we entered into an agreement with Household, whereby we waived our right to purchase any participation interests in and receive license fees for RALs during the period January 1 through April 30, 2003. In consideration for waiving these rights we received a series of payments from Household in fiscal year 2003, subject to certain adjustments in fiscal year 2004 based on delinquency rates. See discussion in Item 1, “RAL Participations and 2003 Tax Season Waiver.”
   A total of 3.8 million software units were sold during fiscal year 2004, an increase of 11.2% compared to unit sales of 3.4 million in 2003. Software units include TaxCut Federal, TaxCut State, DeductionPro, WillPower and Legal Advisor. Revenues from software sales of $69.5 million in fiscal year 2004 increased 11.4% as a result of the higher sales volume.
   Online tax preparation revenues increased 70.6% to $44.9 million primarily as a result of an increase in the average price and a 31.2% increase in clients served. Increases in software and online unit sales have an especially beneficial impact to our earnings, as these operations have relatively low variable costs.
   POM revenues for fiscal year 2004 increased $27.3 million, or 57.4%, primarily due to a change in accounting principle. Prior to the adoption of EITF 00-21, revenues related to POM guarantees in premium offices were recorded within tax preparation revenues. With the adoption of EITF 00-21, the revenues are deferred and recognized over the guarantee period. The increase over the prior year is a result of the amortization of larger deferred revenue balances established as part of the cumulative effect of a change in accounting principle. The cumulative effect will increase revenues this year and in future years, but is offset by the $6.4 million reduction to consolidated net income in fiscal year 2004.
   Total expenses for fiscal year 2004 were up $151.4 million, or 11.5%, from 2003. These increased expenses were partially attributable to the operation of former major franchise territories as company-owned. Compensation and benefits increased $42.6 million as a result of the former major franchises and $20.2 million due to field wages during the later part of the tax season. Additionally, $12.9 million was incurred for the expensing of stock options awarded to seasonal tax associates. Occupancy and equipment costs increased $28.1 million due primarily to a 5.7% increase in the average rent and a 3.4% increase in the number of offices under lease. Depreciation and amortization increased as a result of $9.0 million in intangible amortization from the acquisition of assets of former major franchisees and additional equipment purchased for new office locations opened during the period. Bad debt expense increased $26.8 million as a result of bad debt expense associated with RAL participations, which was not recorded in the prior year due to the waiver agreement. Allocated marketing costs increased $20.7 million as a result of additional marketing directed toward our brand repositioning and raising consumer awareness of our advice offerings via the Block Advantage Campaign. Allocated information technology costs increased $13.9 million as a result of additional technology projects.
   These increases were partially offset by a $62.1 million decrease in legal expenses, which is primarily a result of the Texas RAL litigation settlement and other cases in the prior year. See discussion in “RAL Litigation” below.
   Pretax income for fiscal year 2004 increased $80.5 million, or 14.7%, over 2003. The segment’s operating margin improved sixty basis points to 30.0% in fiscal year 2004.

Fiscal 2005 outlook

For us to successfully grow our client base in future years, we must improve the convenience of our services through office expansion and differentiate the value of our services through advice and multi-channel access. In fiscal year 2005, we plan to expand our company-owned office locations by 500-600 offices. We believe by investing in our office network, we can attract potential clients who are primarily motivated by convenience. Although, we expect the additional tax offices to result in incremental revenues during fiscal year 2005, due to the cost of expansion, we do not expect any growth in pretax income from this office expansion.
   Over the past few fiscal years, we have focused on integrating actionable advice into our relationships with our tax clients. We continue each year to add new areas of free advice targeted at the individual client based on information provided during the preparation of their tax return. We believe our advice-based strategy is a key point of differentiation and strengthens our competitive position. In addition, our Licensed Referral Tax Professional (“LRTP”) program, which provides referrals to HRBFA financial advisors, is key to bringing financial advice and services to the portion of our client base where more sophisticated investment services are appropriate. Our fiscal year 2005 goal is to have 2,500 LRTPs. We believe this advice relationship, as well as our ability to offer retail mortgage products to our client base increases our tax client retention.
   We will also continue to enhance our digital tax solutions. We believe our multi-channel strategy not only allows clients to choose how they want to be served, but also allows us to appeal to a different client base than we do through our offices.

Fiscal 2003 compared to fiscal 2002

U.S. Tax Operations’ revenues increased $30.4 million, or 1.7%, to $1.9 billion for fiscal year 2003.
– 18

Form 10-K – H&R BLOCK

   Tax preparation and related fees increased $14.1 million, or 1.0%, for fiscal year 2003, compared to fiscal year 2002. This increase is due to a 6.7% increase in our average fee per client served, partially offset by a 4.3% decrease in clients served in company-owned offices. The increase in the average fee per client served is primarily due to an increase in the complexity of returns prepared. The decrease in clients served in company-owned offices during fiscal year 2003 was driven primarily by the impact of the sustained weak economy. Additionally, due to the absence of substantive tax law changes, the marketing programs failed to attract as much new business as in the previous year.
   Royalty revenue increased $8.7 million, or 5.6%. The average fee per client served at franchise offices increased 8.1%, while clients served declined 2.7%.
   RAL waiver fees of $138.2 million were recognized during fiscal year 2003. We participated in RALs in fiscal year 2002 and recognized revenues of $160.0 million.
   A total of 3.4 million software units were sold during fiscal year 2003, an increase of 12.1% compared to unit sales of 3.0 million in 2002. Revenues from software sales of $62.4 million in fiscal year 2003 increased 13.8% as a result of the higher sales volume. This increase was partially offset by increases in the number of rebates offered and customer rebate redemption rates.
   Online tax preparation revenues increased 80.0% primarily as a result of a 91.3% increase in clients served.
   Total expenses for fiscal year 2003 were up $16.8 million, or 1.3%, from 2002. These increased expenses were primarily attributable to a litigation reserve of $41.7 million recorded during the second quarter of fiscal year 2003 relating to Texas RAL litigation. Other legal costs increased $20.4 million due to various legal proceedings.
   Occupancy and equipment costs increased $20.4 million due primarily to a 5.2% increase in the number of offices under lease and increases in related utility and other support charges. Allocated finance expenses increased $9.1 million, or 68.6%, primarily due to increased insurance costs. These increases were partially offset by a $20.8 million decrease in compensation and benefits. This decrease was due to better management of support staff wages, a decline in payroll taxes related to seasonal stock option exercises and changes in the tax preparer compensation plan. Bad debt expense declined $20.9 million as a result of collections of RAL receivables, which were written off in prior years, and the elimination of bad debt expense associated with RAL participations. Other expenses decreased $32.4 million from 2002 primarily due to reduced servicing expenses associated with prior year RAL participations.
   Pretax income for fiscal year 2003 increased $13.6 million, or 2.6%, over 2002. The segment’s operating margin improved thirty basis points to 29.4% in fiscal year 2003.

RAL litigation

We have been named as a defendant in a number of lawsuits around the country alleging that we engaged in wrongdoing with respect to the RAL program. In particular, the plaintiffs in these cases have alleged that disclosures in the RAL applications were inadequate, misleading and untimely; that the RAL interest rates were usurious and unconscionable; that we suppressed the fact that we would receive part of the finance charges paid by the customer for such loans; and that we owe, and breached, a fiduciary duty to our customers in connection with the RAL program. In many of these cases, the plaintiffs seek to proceed on behalf of a class of similarly situated RAL customers, and in certain instances the courts have allowed the cases to proceed as class actions. In other cases, courts have held that plaintiffs must pursue their claims on an individual basis, and may not proceed as a class action. See Item 3, Legal Proceedings for additional information.
   On November 19, 2002, we announced a settlement had been reached in the cases Ronnie and Nancy Haese, et al. v. H&R Block, Inc., et al., Case No. CV96-4213, District Court of Kleberg County, Texas (Haese I) and Ronnie and Nancy Haese, et al. v. H&R Block, Inc., et al., Case No. CV-99-314-D, District Court of Kleberg County, Texas (Haese II), filed originally as one action on July 30, 1996. As a result of that settlement, we recorded a liability and pretax expense of $43.5 million during the 2003 fiscal year. This represented our best estimate of our share of the settlement, plaintiff class legal fees and expenses, tax products and associated mailing expenses. Our share of the settlement is less than the total amount awarded due to amounts recoverable from a co-defendant in the case.
   We believe we have strong defenses to the various RAL cases and will vigorously defend our position. Nevertheless, the amounts claimed by the plaintiffs are, in some instances, very substantial, and there can be no assurances as to the ultimate outcome of the pending RAL cases, or as to the impact of the RAL cases on our financial statements.

19 –

H&R BLOCK – Form 10-K

MORTGAGE OPERATIONS

This segment is primarily engaged in the origination of non-prime mortgage loans through an independent broker network, the origination of prime and non-prime mortgage loans through a retail office network, the sale and securitization of mortgage loans and residual interests, and the servicing of non-prime loans.
   We believe offering retail mortgage products to other segments’ clients results in added value to the total client experience. During fiscal year 2004, 48.9% of our retail loans were made to other segments’ clients. We estimate, for those clients who purchase these products, their retention as a tax client improves by more than six percentage points.

Mortgage Operations – Operating Statistics	(dollars in 000s)

Year ended April 30,	2004	2003	2002

Number of loans originated:
Wholesale (non-prime)	130,356	93,497	74,208
Retail: Prime	9,763	12,361	7,935
Non-prime	15,220	9,983	7,190

Total	155,339	115,841	89,333

Volume of loans originated:
Wholesale (non-prime)	$20,150,992	$13,659,243	$9,457,331
Retail: Prime	1,258,347	1,697,815	1,179,137
Non-prime	1,846,674	1,220,563	816,705

Total	$23,256,013	$16,577,621	$11,453,173

Loan sales:
Loans originated	$23,234,935	$16,591,821	$11,440,190
Loans acquired	–	633,953	–

Total	$23,234,935	$17,225,774	$11,440,190

Weighted average FICO score (2)	608	604	600

Execution price – Net gain on sale (1)
Loans originated and sold	4.09%	4.63%	4.30%
Loans acquired and sold	–	.18%	–

Total	4.09%	4.46%	4.30%

Weighted average interest rate for borrowers (2)	7.39%	8.15%	9.09%

Weighted average loan-to-value (2)	78.1%	78.7%	78.6%

(1)	Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).
(2)	Represents non-prime production.

Mortgage Operations – Financial Results	(in 000s)

Year ended April 30,	2004	2003	2002

Components of gains on sales:
Gains on mortgage loans	$716,690	$663,573	$455,388
Gains on sales of residual interests	40,689	130,881	–
Impairment of residual interests	(30,661)	(54,111)	(30,987)

Total gains on sales	726,718	740,343	424,401
Loan servicing revenue	211,710	168,351	147,162
Interest income:
Accretion-residual interests	168,029	145,165	50,583
Accretion-beneficial interest	167,705	103,294	70,668
Other interest income	5,064	5,421	6,609

Total interest income	340,798	253,880	127,860
Other	2,173	2,837	2,910

Total revenues	1,281,399	1,165,411	702,333

Compensation and benefits	297,441	242,143	171,084
Servicing and processing	107,538	74,774	86,146
Occupancy and equipment	49,231	42,626	30,700
Other	148,928	111,918	75,015

Total expenses	603,138	471,461	362,945

Pretax income	$678,261	$693,950	$339,388

Fiscal 2004 compared to fiscal 2003

Mortgage Operations’ revenues increased $116.0 million, or 10.0%, compared to the prior year. This increase was primarily a result of higher servicing income, increased production volumes and accretion.
   The following table summarizes the key drivers of gains on sales of mortgage loans:

	(dollars in 000s)

Year ended April 30,	2004	2003

Number of sales associates (1)	2,812	2,228
Total number of applications	269,267	216,492
Closing ratio (2)	57.7%	53.5%
Total number of originations	155,339	115,841
Average loan size	$150	$143
Total originations	$23,256,013	$16,577,621
Non-prime/prime origination ratio	17.5:1	8.8:1
Loan sales	$23,234,935	$17,225,774
Execution price – net gain on sale (3)	4.09%	4.46%

(1)	Includes all direct sales and back office sales support associates.
(2)	Percentage of loans funded divided by total applications in the period.
(3)	Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

– 20

Form 10-K – H&R BLOCK

  Gains on sales of mortgage loans increased $53.1 million to $716.7 million for the year ended April 30, 2004. The increase over last year is a result of a significant increase in loan origination volume, an increase in the average loan size and the closing ratio, partially offset by a decrease in the loan sale execution price and increased loan sale repurchase reserves. During the year, the Company originated $23.3 billion in mortgage loans compared to $16.6 billion last year, an increase of 40.3%. The execution price on mortgage loan sales decreased primarily due to lower mortgage rates as the non-prime industry adjusted rates to reflect changes in the market interest rates. The loan sale repurchase reserves, which are netted against gains on sales, increased $25.5 million over the prior year. This increase is primarily a result of an increase in loan sales coupled with the increase in whole loan sales compared to securitizations, for which higher reserves are provided at the time of sale for estimated repurchases. Whole loan sales accounted for 76% of total loan sales, compared to 41% in the prior year.
   In November 2002, the Company completed the sale of previously securitized residual interests and recorded a gain of $130.9 million. This sale accelerated cash flows from these residual interests, effectively realizing previously recorded unrealized gains included in other comprehensive income. Two smaller transactions were completed in fiscal year 2004, which resulted in gains of $40.7 million.
   Impairments of residual interests in securitizations of $30.7 million were recognized during the year compared with $54.1 million in the prior year. The impairments were due primarily to loan performance of older residuals and changes in assumptions to more closely align with the current economic and interest rate environment.
   The following table summarizes the key drivers of loan servicing revenues:

(dollars in 000s)

Year ended April 30,	2004	2003

Average servicing portfolio:
With related MSRs	$32,039,811	$23,858,490
Without related MSRs	6,481,069	3,883,980

	$38,520,880	$27,742,470

Number of loans serviced	324,364	246,463
Average delinquency rate	6.04%	7.08%
Value of MSRs	$113,821	$99,265

   Loan servicing revenues increased $43.4 million, or 25.8%, this year. The increase reflects a higher average loan servicing portfolio, which was partially offset by the reduction of certain of our ancillary fees previously charged to borrowers. The average servicing portfolio for fiscal year 2004 increased 38.9%.
   Total accretion of residual interests increased $22.9 million over the prior year. This improvement is the result of write-ups in the related asset values in fiscal years 2003 and 2004. Increases in fair value are realized in income through accretion over the remaining expected life of the residual interest.
   For the majority of fiscal year 2004, our residual interests continued to perform better than expected primarily due to lower interest rates during the first part of the year and due to lower credit losses than assumed during the later part of the year. As a result of this performance, our residuals have produced, or are expected to produce, more cash proceeds than projected in previous valuation models. We recorded favorable pretax mark-to-market adjustments, which increased the fair value of our residual interests $199.7 million during the year. These adjustments were recorded, net of write-downs of $32.6 million and deferred taxes of $63.8 million, in other comprehensive income and will be accreted into income throughout the remaining life of the residual interests. Future changes in interest rates, actual loan pool performance or other assumptions could cause additional favorable or unfavorable adjustments to the fair value of the residual interests and could cause changes to the accretion of these residual interests in future periods. Additionally, sales of previously securitized residual interests results in decreases to accretion income in future periods.
   Accretion of beneficial interest in Trusts increased $64.4 million, or 62.4%, in 2004. The balance of loans held by the Trusts and the interest margin earned impacts our accretion. The average balance of loans held by the Trusts increased to $3.2 billion from $1.8 billion in the prior year. The interest margin is the difference between the rate on the underlying loans and the financing costs of the Trusts. The interest rate margin decreased to 5.40% during fiscal year 2004, from 5.76% in 2003.
   Total expenses increased $131.7 million, or 27.9%, over the prior year. Servicing and processing expenses increased $32.8 million, or 43.8%, as a result of a higher average servicing portfolio and the acceleration of amortization of certain MSRs. Compensation and benefits increased $55.3 million as a result of a 22.9% increase in the number of employees, reflecting resources needed to support higher loan production volumes. Other expenses increased $37.0 million, or 33.1%, for the current year, primarily due to $10.4 million in increased marketing expenses primarily for retail mortgage direct mail advertising, $13.5 million in increased allocated corporate and shared costs and $7.2 million in increased consulting expenses. Allocated costs increased due to higher insurance costs and the expensing of stock-based compensation. Occupancy and equipment expenses increased $6.6 million due to nine additional branch offices opened since October 2002, continued expansion of a second servicing center that opened in August 2002 and additional administrative office space.
   Pretax income decreased $15.7 million, or 2.3%, for fiscal year 2004.

Fiscal 2005 outlook

We believe fiscal year 2005 will generally be a rising interest rate environment. In a rising interest rate environment, we expect our profit margins will narrow due to less favorable loan execution pricing compared to the sustained period of declining rates over the last two fiscal years. Actual execution pricing for the fourth quarter and full fiscal year 2004 was 3.96% and 4.09%, respectively. As of April 30, 2004, we have forward loan sale commitments at an average execution price of 4.38%.
   With the rising interest rates we have raised our coupon rate since year-end. Although the timing and magnitude of changes to non-prime mortgage interest rates may differ from changes in other market interest rates, we will be utilizing various strategies in fiscal year 2005 to manage our pricing in a competitive rate environment.
   Additionally, we believe we can grow our originations at a modest level by continued expansion of our retail business and focusing on controllable drivers in our wholesale business. These drivers include geographic expansion, growing our sales force, increasing our penetration of existing broker relationships and continuing to improve our closing ratios.
   Based on these assumptions, we expect our mortgage segment pretax income to be flat to slightly down from this year, excluding the gain on sale of previously securitized residual interests.

Fiscal 2003 compared to fiscal 2002

Mortgage Operations’ revenues increased $463.1 million, or 65.9%, compared to fiscal year 2002. This increase was primarily a result of increased production volumes and related sales execution pricing, gains on sales of previously securitized residuals and accretion on residual interests.
   Gains on sales of mortgage loans increased $208.2 million to $663.6 million for the year ended April 30, 2003. The increase over the prior year is a result of a significant increase in loan origination volume, an increase in the average loan size, the closing ratio and the loan sale execution price. During 2003, the Company
21 –

H&R BLOCK – Form 10-K

originated $16.6 billion in mortgage loans compared to $11.5 billion in 2002, an increase of 44.7%. The execution price on mortgage loan sales increased primarily due to declining interest rates during the year, offset by a decline in the weighted-average coupon rate charged to borrowers.
   In November 2002, the Company completed the sale of previously securitized residual interests and recorded a gain of $130.9 million.
   Impairments of residual interests in securitizations of $54.1 million were recognized during fiscal year 2003, due primarily to loan performance of older residuals and changes in assumptions to more closely align with the current economic and interest rate environment.
   Loan servicing revenues increased $21.2 million, or 14.4%, over fiscal year 2002. The increase reflects a higher average loan servicing portfolio. The average servicing portfolio for fiscal year 2003 increased 39.4%.
   Total accretion of residual interests increased $94.6 million over fiscal year 2002. This improvement is the result of increases in the related asset values in fiscal years 2002 and 2003. Increases in fair value are realized in income through accretion over the remaining expected life of the residual interest.
   We recorded favorable pretax mark-to-market adjustments, which increased the fair value of our residual interests $203.8 million during fiscal year 2003, and write-downs of $19.1 million. These adjustments were recorded, net of write-downs and deferred taxes of $70.5 million, in other comprehensive income and will be accreted into income throughout the remaining life of the residual interests.
   Accretion of beneficial interest in Trusts increased $32.6 million, or 46.2%, in 2003, due to the average balance on loans held by the Trusts increasing to $1.8 billion from $1.2 billion in fiscal year 2002. Also contributing to the increase was higher interest margin earned. The interest rate margin increased to 5.76% during fiscal year 2003, from 5.58% in 2002.
   Total expenses increased $108.5 million, or 29.9%, over fiscal year 2002. This increase is primarily due to a $71.1 million increase in compensation and benefits as a result of a 23.2% increase in the number of employees, reflecting resources needed to support higher loan production volumes. Occupancy and equipment expenses increased $11.9 million due to the opening of an additional servicing center and expansion of the servicing and information technology facilities to support the higher overall activity levels. Servicing and processing expenses declined due to an impairment of $11.6 million on servicing assets recorded during fiscal year 2002, while only $866 thousand was recorded in fiscal year 2003. Other expenses increased $36.9 million, or 49.2%, primarily due to increased consulting, depreciation and marketing expenses.
   Pretax income increased $354.6 million, or 104.5%, for fiscal year 2003.
– 22

Form 10-K – H&R BLOCK

BUSINESS SERVICES

This segment offers middle-market companies accounting, tax and consulting services, wealth management, retirement resources, payroll services, corporate finance and financial process outsourcing.

Business Services – Operating Statistics

Year ended April 30,	2004	2003	2002

Accounting, tax and consulting:
Chargeable hours	2,598,397	2,583,505	2,675,704
Chargeable hours per person	1,414	1,388	1,399
Net collected rate per hour	$124	$120	$113
Average margin per person	$102,496	$97,117	$94,052
Capital markets:
Platforms delivered	1,293	655	(1)

(1)	Not comparable due to mid-year acquisition of capital markets business.

Business Services – Financial Results (in 000s)

Year ended April 30,	2004	2003	2002

Accounting, tax and consulting	$372,423	$352,102	$365,194
Capital markets	73,857	35,626	10,756
Payroll, benefits and retirement services	21,107	20,578	17,048
Other	31,823	25,834	23,928

Total revenues	499,210	434,140	416,926

Compensation and benefits	336,073	292,291	265,960
Occupancy and equipment	25,277	24,428	19,957
Depreciation and amortization	23,002	23,044	21,339
Impairment of goodwill	–	11,777	–
Other	95,537	96,718	86,954

Total expenses	479,889	448,258	394,210

Pretax income (loss)	$19,321	$(14,118)	$22,716

Fiscal 2004 compared to fiscal 2003

Business Services’ revenues for fiscal year 2004 improved $65.1 million, or 15.0%, over the prior year. This increase was primarily due to a $38.2 million increase in capital markets revenue resulting from a 97.4% increase in the number of platforms delivered.
   Revenues in accounting, tax and consulting also increased $20.3 million over the prior year as a result of newly acquired tax businesses and increased productivity. The acquisition of U.S. Tax Operations’ former major franchises allowed us to acquire the tax businesses associated with the original M&P acquisition. We were previously unable to acquire and operate these businesses in direct competition with major franchise territories. The acquired tax businesses contributed $13.0 million in revenues in the current fiscal year. The remainder of the increase was driven primarily by a 3.3% increase in the net collected rate per hour.
   Total expenses increased $31.6 million, or 7.1%, over the prior year. Compensation and benefits costs increased $43.8 million, primarily as a result of increased activity in the capital markets business and increased costs in traditional accounting. A goodwill impairment charge of $11.8 million was recorded in the prior year. No such impairment was recorded in fiscal year 2004.
   Pretax income for the year ended April 30, 2004 was $19.3 million compared to a loss of $14.1 million in fiscal year 2003.

Fiscal 2005 outlook

Our focus for fiscal year 2005 is growing the business within our current markets by expanding our services to existing clients and by targeting other mid-size companies in those areas. To achieve this goal, we began the development of a national sales force in fiscal year 2004 and we plan to continue to roll this initiative out in fiscal year 2005. Additionally, in May 2004 we initiated new marketing efforts designed to promote brand awareness and the services we offer. We have no major acquisition plans for fiscal year 2005.

Fiscal 2003 compared to fiscal 2002

Business Services’ revenues for fiscal year 2003 improved $17.2 million, or 4.1%, over fiscal year 2002. This increase was primarily due to the acquisition of Equico Resources, LLC (“EquiCo”) in December 2001, which contributed an increase of $24.9 million over fiscal year 2002. Revenues from traditional accounting services declined $13.1 million over fiscal year 2002 as a result of a 20.0% reduction in tax planning services sold and lower revenues per unit sold. This decline was somewhat offset by growth in core accounting and tax services, driven primarily by an increase in the net collected rate per hour. Additionally, fiscal year 2003 was the first year there was no significant year-over-year growth related to new acquisitions. In fiscal year 2003 we acquired only a few businesses to add scale to existing offices and only one new location was added, resulting in an increase of $1.7 million in revenues.
   Deferred revenue increased $12.2 million in fiscal year 2003 due to a backlog of scheduled capital markets platforms resulting from staffing shortages.
   Total expenses increased $54.0 million, or 13.7%, over fiscal year 2002. Compensation and benefits costs increased $26.3 million and occupancy and equipment costs increased $4.5 million, primarily as a result of the EquiCo and MyBenefitSource, Inc. (“MBS”) acquisitions in December 2001. Other expenses increased by $9.8 million primarily due to increased legal and travel expenses, both related to EquiCo and MBS. As part of our annual goodwill impairment testing, an impairment charge of $11.8 million was recorded related to MBS in fiscal year 2003.
   The pretax loss for fiscal year 2003 was $14.1 million compared to pretax income of $22.7 million in fiscal year 2002.

INVESTMENT SERVICES

This segment is primarily engaged in offering advice-based investment services and securities products. Our integration of investment advice and new product offerings have allowed us to shift our focus from a transaction-based client relationship to a more advice-based focus.
23 –

H&R BLOCK – Form 10-K

Investment Services – Operating Statistics

Year ended April 30,	2004	2003	2002

Customer trades (1)	1,514,969	1,218,092	1,536,930
Daily average trades	5,918	4,853	6,123
Average revenue per trade (2)	$119.36	$120.15	$106.42
Active accounts	863,116	752,903	695,355
Assets under administration (billions)	$26.7	$22.3	$27.3
Average assets per active account	$30,970	$29,616	$39,261
Ending margin balances (millions)	$608	$486	$801
Ending customer payables balances (millions)	$1,007	$848	$825
Number of advisors (3)	1,009	984	1,211

Included in the numbers above are the following relating to fee-based accounts:
Customer accounts	6,964	4,680	3,339
Average revenue per account	$1,572	$1,442	$449
Assets under administration (millions)	$1,494	$789	$512
Average assets per active account	$214,537	$168,522	$153,323

(1)	Includes both trades on which commissions are earned (“commissionable trades”) and trades for which no commission is earned (“fee-based trades”). Excludes open-ended mutual fund redemptions.
(2)	Calculated as total commissions divided by commissionable trades.
(3)	Fiscal year 2003 and 2002 advisors have been adjusted to exclude sales assistants.

Investment Services – Financial Results (in 000s)

Year ended April 30,	2004	2003	2002

Transactional revenue	$101,634	$93,422	$123,990
Annuitized revenue	59,696	37,358	25,677

Production revenue	161,330	130,780	149,667
Other revenue	34,732	32,714	33,169

Non-interest revenue	196,062	163,494	182,836
Margin interest revenue	33,408	37,300	67,849
Less: interest expense	(1,358)	(4,830)	(14,744)

Net interest revenue	32,050	32,470	53,105

Total revenues (1)	228,112	195,964	235,941

Commissions	53,851	41,748	46,490
Other variable expenses	3,866	4,234	9,266

Total variable expenses	57,717	45,982	55,756
Gross profit	170,395	149,982	180,185
Compensation and benefits	97,151	92,978	93,314
Occupancy and equipment	29,054	30,323	29,106
Depreciation and amortization	45,129	51,791	49,866
Impairment of goodwill	–	24,000	–
Other	44,426	63,933	48,067
Allocated corporate and shared costs	19,081	15,249	14,694

Total fixed expenses	234,841	278,274	235,047

Pretax loss	$(64,446)	$(128,292)	$(54,862)

(1)	Total revenues, less interest expense

Fiscal 2004 compared to fiscal 2003

Investment Services’ revenues, net of interest expense, for fiscal year 2004 increased $32.1 million, or 16.4%, over the prior year. The improvement is primarily due to the increase in annuitized revenues.
   Transactional revenue, which is based on transaction or trade quantities, increased $8.2 million, or 8.8%, from the prior year due to a 24.4% increase in trading activity, partially offset by a slight decline in average revenue per trade. Annuitized revenues increased $22.3 million, or 59.8%, due to increased sales of annuities and mutual funds. The increase in production revenues is also due to an increase in advisor productivity. We added a net 25 advisors this year and advisor productivity continues to improve. Productivity averaged approximately $166,000 per advisor compared to $122,000 last year.
   Margin interest revenue declined $3.9 million, or 10.4%, from the prior year primarily as a result of a 5.5% decline in average margin balances coupled with lower interest rates. Margin balances declined from an average of $577.0 million in fiscal year 2003 to $545.0 million in the current year. Accordingly, interest expense for fiscal year 2004 declined $3.5 million, or 71.9%, from fiscal year 2003. Margin balances, which steadily declined during most of 2003, have steadily increased in the last several months of fiscal year 2004 and averaged $600.0 million for the fourth quarter.
   Total expenses decreased $31.7 million, or 9.8%, primarily due to the $24.0 million goodwill impairment charge recorded last year. Other expenses decreased $19.5 million primarily as a result of a reduction in consulting and legal expenses. These decreases were partially offset by a $12.1 million increase in commissions expense due to the increase in customer trading and higher average commissions paid.
– 24

Form 10-K – H&R BLOCK

   The pretax loss for Investment Services for fiscal year 2004 was $64.4 million compared to a loss of $128.3 million last year.

Fiscal 2005 outlook

We believe the key to segment profitability is the recruitment and retention of experienced financial advisors. See additional discussion of our advisor production in Item 1, “Description of Business.” Our goal is to hire 250-300 experienced advisors in fiscal year 2005. We are also partnering with the U.S. Tax Operation segment in the LRTP program, which focuses on adding advice to our tax client relationships through licensing and aligning tax professionals with financial advisors. See additional discussion above in U.S. Tax Operations outlook section.
   Although we expect to see continued improvements in our financial performance, we still expect to report an operating loss for fiscal year 2005.

Fiscal 2003 compared to fiscal 2002

Investment Services’ revenues, net of interest expense, for fiscal year 2003 declined $40.0 million, or 16.9%, compared to fiscal year 2002. The decrease was primarily due to lower net interest income and lower transactional revenues.
   Transactional revenue decreased $30.6 million, or 24.7%, from the prior year due to a 20.7% decline in trading activity, partially offset by an increase in average revenue per trade. Additionally, syndicate fee revenues of $6.7 million were included in Other revenues for fiscal year 2003 and in fiscal year 2002 they were included in Transactional revenue. Annuitized revenues increased $11.7 million, or 45.5%, due to increased sales of annuities and mutual funds.
   Margin interest revenue declined $30.5 million, or 45.0%, from fiscal year 2002 primarily as a result of a 42.3% decline in average margin balances coupled with lower interest rates. Margin balances declined from an average of $1.0 billion for fiscal year 2002 to $577.0 million in 2003. Accordingly, interest expense for fiscal year 2003 declined $9.9 million, or 67.2%, from fiscal year 2002.
   Total expenses increased $33.5 million, or 11.5%, primarily due to a $24.0 million goodwill impairment charge recorded during fiscal year 2003. During the first quarter of fiscal year 2003, in light of unsettled market conditions and the severe decline of comparable business valuations in the investment industry, we engaged an independent valuation firm to perform the goodwill impairment test, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on the Investment Services segment. As a result, the $24.0 million impairment charge was recorded.
   Additional expense increases resulted from various new initiatives to expand products and the business, including the installation of a new back office brokerage operating system, relocation to new offices and advisor recruitment initiatives. These increases were partially offset by a decrease in commissions expense due to the decline in customer trading and cost containment measures.
   As a result of meeting certain three-year production goals established in connection with the acquisition of OLDE Financial, certain long-term advisors were eligible to receive a one-time retention payment. The retention period was through December 31, 2002. Retention payments under this plan of approximately $17.0 million were accrued through the third quarter of fiscal year 2003. The retention payments were paid out in February 2003.
   The pretax loss for Investment Services for fiscal year 2003 was $128.3 million compared to the prior year loss of $54.9 million.

INTERNATIONAL TAX OPERATIONS

This segment is primarily engaged in providing local tax return preparation, filing and related services in Canada, Australia and the United Kingdom. In addition, International Tax Operations includes Overseas operations, which consists of company-owned and franchise offices preparing tax returns for U.S. citizens living abroad.
   Operations in this segment are transacted in the local currencies of the countries in which they operate, therefore the results can be affected by the translation into U.S. dollars. The weakening of the U.S. dollar during the current year had the impact of increasing reported revenues, income and losses.

International Tax Operations – Financial Results (in 000s)

Year ended April 30,	2004	2003	2002

Canada	$64,238	$57,985	$55,753
Australia	26,577	20,614	17,701
Other	6,745	6,483	5,256

Total revenues	97,560	85,082	78,710

Canada	8,888	8,108	7,728
Australia	4,609	3,802	2,912
Other	(2,400)	(1,446)	(3,547)

Pretax income	$11,097	$10,464	$7,093

Fiscal 2004 compared to fiscal 2003

International Tax Operations’ revenues for the year ended April 30, 2004 increased $12.5 million, or 14.7%, compared to the prior year. This improvement is due to results in Canada and Australia. Revenues in Canada increased $6.3 million, or 10.8%, entirely as a result of favorable foreign exchange rates. Revenues in Canadian dollars declined 0.4% primarily due to a 3.5% decline in the average charge per return, somewhat offset by an increase in company-owned tax returns prepared, most of which were discounted returns. The decline in average charge resulted from our current year marketing program, which was designed to attract students and younger filers. Of the $6.0 million increase in Australian revenues, $4.9 million was due to favorable foreign exchange rates. Additionally, tax returns prepared in company-owned offices in fiscal year 2004 increased 3.7% compared to the prior year and the average charge per return increased 2.0%.
   Pretax income improved $0.6 million, or 6.1%, primarily due to exchange rates, as earnings in local currencies were similar to the prior year.

Fiscal 2003 compared to fiscal 2002

International Tax Operations’ revenues for the year ended April 30, 2003 increased $6.4 million, or 8.1%, compared to fiscal year 2002. This improvement is primarily due to results in Australia, where tax returns prepared in company-owned offices in fiscal year 2003 increased 3.7% compared to 2002 and the average charge per return increased 3.0%. Revenues in Canada increased $2.2 million, or 4.0%, entirely as a result of foreign exchange rates. Revenues in Canadian dollars declined 2.3% primarily due to the sale of certain operations during 2003 and a decline in the number of returns prepared. Tax returns prepared declined 3.7% as a result of increased competition in the major metropolitan areas.
   Pretax income improved $3.4 million, or 47.5%, primarily due to cost savings in the United Kingdom as a result of business restructuring and the write-off of intangible assets in the prior year, which is included in “Other” in the above table.
25 –

H&R BLOCK – Form 10-K

CORPORATE OPERATIONS

This segment consists primarily of corporate support departments, which provide services to our operating segments. These support departments consist of marketing, information technology, facilities, human resources, executive, legal, finance, government relations and corporate communications. Support department costs are generally allocated to our operating segments. Our captive insurance, franchise financing and small business initiative subsidiaries are also included within this segment.

Corporate Operations – Financial Results (in 000s)

Year ended April 30,	2004	2003	2002

Operating revenues	$12,532	$6,448	$12,603
Eliminations	(8,218)	(7,099)	(6,830)

Total revenues	4,314	(651)	5,773

Corporate expenses:
Compensation and benefits	12,670	14,959	14,703
Interest expense:
Acquisition debt	68,815	72,766	79,002
Other interest	693	1,106	3,777
Marketing and advertising	1,409	4,518	4,600
Other	36,299	33,438	36,392

	119,886	126,787	138,474
Support departments:
Information technology	110,569	92,899	84,834
Marketing	110,507	88,819	85,087
Finance	33,829	30,232	19,795
Other	78,521	65,730	58,749

	333,426	277,680	248,465
Allocation of corporate and shared costs	(336,639)	(280,677)	(247,106)
Investment income, net	4,691	2,436	3,097

Pretax loss	$(107,668)	$(122,005)	$(130,963)

Fiscal 2004 compared to fiscal 2003

Corporate Operations’ revenues increased $5.0 million primarily as a result of operating capital gains of $1.0 million in the current year compared to a $2.0 million write-off of investments at our captive insurance subsidiary and improved results from our small business subsidiary.
   Corporate expenses declined $6.9 million, or 5.4%, due primarily to lower interest expense. Interest expense on acquisition debt declined as a result of lower financing costs and a scheduled payment of $45.1 million in August 2003.
   Information technology department expenses increased $17.7 million, or 19.0%, primarily due to additional resources needed to support additional projects on behalf of the operating segments and other support departments. Marketing department expenses increased $21.7 million, or 24.4%, primarily as a result of marketing initiatives for U.S. Tax Operations directed toward our brand repositioning and raising consumer awareness of our advice offerings.
   The pretax loss was $107.7 million, compared with last year’s loss of $122.0 million.
   Our effective income tax rate for fiscal year 2004 decreased to 39.5% compared to 41.2% in fiscal year 2003, primarily as a result of non-deductible goodwill impairment charges recorded in the prior year.

Fiscal 2003 compared to fiscal 2002

Corporate Operations’ revenues declined $6.4 million primarily as a result of a $4.2 million decrease in operating interest income and a $2.0 million write-off of investments at our captive insurance subsidiary.
   Corporate expenses declined $11.7 million, or 8.4%, due primarily to lower interest expense. Interest expense on acquisition debt declined as a result of lower financing costs and a payment of $39.8 million in August 2002.
   Information technology department expenses increased $8.1 million, or 9.5%, primarily due to a 20.5% increase in department personnel to support additional projects on behalf of the operating segments. Finance department expenses increased $10.4 million, or 52.7%, primarily as a result of $4.7 million in increased insurance costs and $2.4 million in additional consulting fees over fiscal year 2002.
   The pretax loss was $122.0 million, compared with the fiscal year 2002 loss of $131.0 million.
   Our effective income tax rate for fiscal year 2003 increased to 41.2% compared to 39.4% in fiscal year 2002, primarily as a result of non-deductible goodwill impairment charges recorded in 2003.

FINANCIAL CONDITION

CAPITAL RESOURCES & LIQUIDITY BY SEGMENT

Our sources of capital include cash from operations, issuances of common stock and debt. We use capital primarily to fund working capital requirements, pay dividends, repurchase our shares and acquire businesses.
   Cash From Operations. Operating cash flows totaled $926.8 million, $690.8 million and $741.4 million in fiscal years 2004, 2003 and 2002, respectively. Operating cash flows in fiscal year 2004 improved compared to fiscal year 2003 due to an increase of $117.8 million in net income and increased cash flows from both Mortgage Operations and U.S. Tax Operations. Mortgage Operations contributed $278.5 million to cash from operations in the current year compared to $145.0 million in fiscal year 2003. U.S. Tax Operations contributed $521.6 million in operating cash flows this year compared to $410.2 million in the prior year.
   Issuances of Common Stock. We issue shares of our common stock in accordance with our stock-based compensation plans out of our treasury shares. Proceeds from the issuance of common stock totaled $120.0 million, $126.3 million and $195.2 million in fiscal years 2004, 2003 and 2002, respectively.
   Dividends. We have consistently paid quarterly dividends. Dividends paid totaled $138.4 million, $125.9 million and $115.7 million in fiscal years 2004, 2003 and 2002, respectively.
   Share Repurchases. On June 9, 2004, our Board of Directors approved an authorization to repurchase an additional 15 million shares. This authorization is in addition to the authorization of 20 million shares on June 11, 2003 and 15 million shares on September 12, 2001. During fiscal year 2004, we repurchased 10.6 million shares pursuant to these authorizations at an aggregate price of
– 26

Form 10-K – H&R BLOCK

$518.5 million or an average price of $48.90 per share. There were 11.3 million shares remaining under the 2003 authorization and no shares remaining under the 2001 authorization at the end of fiscal year 2004.
   We plan to continue to purchase shares on the open market in accordance with these authorizations, subject to various factors including the price of the stock, the availability of excess cash, our ability to maintain liquidity and financial flexibility, securities laws restrictions and other investment opportunities available.
   Acquisitions. We, from time to time, acquire businesses that are a good strategic fit to our organization. Significant acquisitions during fiscal year 2004 were the former major franchise territories we now operate as company-owned. Cash paid in fiscal year 2004 related to the acquisition of these territories totaled $243.2 million. Total cash paid for acquisitions was $280.9 million during fiscal year 2004 and $26.4 million during fiscal year 2003.
   Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents – restricted totaled $545.4 million at fiscal year end. Investment Services held $531.6 million of this total segregated in a special reserve account for the exclusive benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934. The Investment Services restricted cash balance has grown from $400.1 million at the beginning of fiscal year 2004 as customer credit balances have increased at a faster pace than customer debit balances. Restricted cash of $13.2 million at April 30, 2004 held by Business Services is related to funds held to pay payroll taxes on behalf of its customers. Restricted cash held by Mortgage Operations totaled $0.6 million at April 30, 2004 as a result of cash held for outstanding commitments to fund mortgage loans.
   Fiscal year 2005 outlook. We are planning on refinancing our $250.0 million in Senior Notes, which are due in November 2004.
   We are also beginning construction on a new world headquarters facility during fiscal year 2005. Estimated construction costs during fiscal year 2005 of $18 million will be financed from operating cash flows.

A condensed consolidating statement of cash flows by segment for the fiscal year ended April 30, 2004 follows. Generally, interest is not charged on intercompany activities between segments. Detailed consolidated statements of cash flows are located in Item 8.

(in 000s)

	U.S. Tax	Mortgage	Business	Investment	International Tax	Corporate	Consolidated
	Operations	Operations	Services	Services	Operations	Operations	H&R Block

Cash provided by (used in):
Operations	$521,646	$278,461	$61,875	$(28,200)	$19,458	$73,567	$926,807
Investing	(293,711)	219,111	(39,373)	(4,086)	(4,679)	(8,395)	(131,133)
Financing	–	–	(59,003)	–	(129)	(540,219)	(599,351)
Net intercompany	(188,699)	(546,609)	49,668	31,841	(13,831)	667,630	–

   Net intercompany activities are excluded from investing and financing activities within the segment cash flows. We believe that by excluding intercompany activities, the cash flows by segment more clearly depicts the cash generated and used by each segment. Had intercompany activities been included, those segments in a net lending situation would have been included in investing activities, and those in a net borrowing situation would have been included in financing activities.
   U.S. Tax Operations: U.S. Tax Operations has historically been our largest provider of annual operating cash flows. The seasonal nature of U.S. Tax Operations generally results in a large positive operating cash flow in the fourth quarter. U.S. Tax Operations generated $521.6 million in operating cash flows primarily related to net income, as cash is generally collected from clients at the time services are rendered. Cash requirements for investing activities of $293.7 million includes $243.2 million paid to former major franchisees.
   Household and its designated bank provide funding of all RALs offered pursuant to a contract that expires in June 2006. If Household and its designated bank do not continue to provide funding for RALs, we could seek other RAL lenders to continue offering RALs to our clients or consider alternative funding strategies. We believe that a number of suitable lenders would be available to replace Household should the need arise.
   We also believe that the RAL program is a productive product line for the Company and a useful product for our customers. The RAL program is regularly reviewed both from a business perspective and to ensure compliance with applicable state and federal laws. It is our intention to continue to offer the RAL program in the foreseeable future.
   Loss of the RAL program could adversely affect our operating results. In addition to the loss of revenues and income directly attributable to the RAL program, the inability to offer RALs could indirectly result in the loss of retail tax clients and associated tax preparation revenues, unless we were able to take mitigating actions. Revenues from RAL participations were $168.4 million for the year ended April 30, 2004, and after direct costs, contributed $92.7 million to the segment’s results. Total revenues related to the RAL program (including revenues from participation interests) were $174.2 million for the year ended April 30, 2004, representing 4.1% of consolidated revenues. Revenues related to the RAL program totaled $142.1 million for the year ended April 30, 2003, representing 3.8% of consolidated revenues.
   Mortgage Operations: This segment primarily generates cash as a result of the sale and securitization of mortgage loans and residual interests and as its residual interests mature. Mortgage Operations provided $278.5 million in cash from operating activities primarily due to the sale of mortgage loans. This segment also generated $219.1 million in cash from investing activities primarily related to cash received from the maturity and sales of residual interests.
   Gains on Sales. Gains on sales of mortgage loans and related assets totaled $726.7 million, of which 87% was received as cash. The cash was primarily recorded as operating activities.
27 –

H&R BLOCK – Form 10-K

   The percent of gains on sales of mortgage assets received as cash is calculated as follows:

(in 000s)

Year ended April 30,	2004	2003	2002

Cash:
Whole loans sold by the Trusts	$721,957	$347,241	$65,219
Loans securitized	198,226	389,449	414,844
Sale of previously securitized residuals	40,689	130,881	–
Loan origination expenses, net	(325,605)	(203,511)	(116,699)

	635,267	664,060	363,364
Non-cash:
Retained mortgage servicing rights	84,274	60,078	52,844
Additions (reductions) to balance sheet (1)	11,490	(10,829)	22,910
Changes in beneficial interest in Trusts	37,918	74,987	17,028
Impairments to fair value of residual interests	(30,661)	(54,111)	(30,987)
Net change in fair value of rate-lock commitments	(11,570)	6,158	(758)

	91,451	76,283	61,037

Reported gains on sales of mortgage assets	$726,718	$740,343	$424,401

% of gains received as cash	87%	90%	86%

(1)	Includes residual interests and interest rate caps.

  Another important measure of cash generation is the percentage of cash proceeds we receive from our capital market transactions. These amounts are also included within the gain on sale of mortgage assets as reconciled below. The percent calculation is as follows:

(in 000s)

Year ended April 30,	2004	2003	2002

Cash proceeds:
Whole loans sold by the Trusts	$721,957	$347,241	$65,219
Loans securitized	198,226	389,449	414,844
Sale of previously securitized residuals	40,689	130,881	–

	960,872	867,571	480,063
Non-cash:
Retained mortgage servicing rights	84,274	60,078	52,844
Additions (reductions) to balance sheet (1)	11,490	(10,829)	22,910

	95,764	49,249	75,754

Portion of gain on sale related to capital market transactions	$1,056,636	$916,820	$555,817
Other items included in gain on sale:
Changes in beneficial interest in Trusts	37,918	74,987	17,028
Impairments to fair value of residual interests	(30,661)	(54,111)	(30,987)
Net change in fair value of rate-lock commitments	(11,570)	6,158	(758)
Loan origination expenses, net	(325,605)	(203,511)	(116,699)

	(329,918)	(176,477)	(131,416)
Reported gains on sales of mortgage assets	$726,718	$740,343	$424,401

% of gain on sale related to capital market transactions received as cash (2)	91%	95%	86%

(1)	Includes residual interests and interest rate caps.
(2)	Cash proceeds divided by portion of gain on sale related to capital market transactions.

  Warehouse Funding. We regularly sell loans as a source of liquidity. Loan sales in fiscal year 2004 were $23.2 billion compared with $17.2 billion in fiscal year 2003. Additionally, Block Financial Corporation (“BFC”) provides an additional $150 million line of credit for working capital needs.
   To finance our prime originations, we utilize a warehouse facility with capacity up to $50 million. This annual facility is currently in the final stage of renegotiation, during which time the original maturity has been extended on a month-to-month basis. This facility bears interest at one-month LIBOR plus 64 to 175 basis points. As of April 30, 2004 and 2003, the balance outstanding under this facility was $4.0 million and $6.3 million, respectively, and is included in accounts payable, accrued expenses and other on the consolidated balance sheets.
   See discussion of our non-prime warehouse facilities below in “Off-Balance Sheet Financing Arrangements.”
   We believe the sources of liquidity available to the Mortgage Operations segment are sufficient for its needs. Risks to the stability of these sources include, but are not limited to, adverse changes in the perception of the non-prime industry, adverse changes in the regulation of non-prime lending, changes in the rating criteria of non-prime lending by third-party rating agencies and, to a lesser degree, reduction in the availability of third parties that provide credit
– 28

Form 10-K – H&R BLOCK

enhancement. Past performance of the securitizations will also impact the segment’s future participation in these markets. The five off-balance sheet warehouse facilities used by the Trusts, which have a total current capacity of $7.0 billion, are subject to annual renewal, each at a different time during the year, and any of the above events could lead to difficulty in renewing the lines. These risks are mitigated by a staggering of the renewal dates related to these warehouse lines and through the use of multiple lending institutions to secure these lines.
   Business Services: Business Services funding requirements are largely related to receivables for completed work and “work in process.” We provide funding sufficient to cover their working capital needs. Business Services also has future obligations and commitments, which are summarized in the tables below under “Contractual Obligations and Commercial Commitments.”
   This segment generated $61.9 million in operating cash flows primarily related to the collection of receivables and net income. Additionally, Business Services used $39.4 million in investing activities primarily related to contingent payments on prior acquisitions, and $59.0 million in financing activities as a result of payments on acquisition debt.
   Investment Services: Investment Services, through HRBFA, is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers.
   HRBFA is required to maintain minimum net capital as defined under Rule 15c3-1 of the Securities Exchange Act of 1934 and complies with the alternative capital requirement, which requires a broker-dealer to maintain net capital equal to the greater of $250,000 or 2% of the combined aggregate debit balances arising from customer transactions. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the greater of 5% of combined aggregate debit items or 120% of the minimum required net capital. At the end of fiscal year 2004, HRBFA’s net capital of $115.5 million, which was 17.6% of aggregate debit items, exceeded its minimum required net capital of $13.2 million by $102.3 million. During fiscal year 2004, we contributed additional capital of $32.0 million, even though HRBFA was in excess of the minimum net capital requirement, and we may continue to do so in the future.
   In fiscal year 2004, Investment Services used $28.2 million in its operating activities primarily due to the timing of cash deposits that are restricted for the benefit of customers.
   To manage short-term liquidity, BFC provides HRBFA a $300 million unsecured credit facility. At the end of fiscal year 2004 there was no outstanding balance on this facility.
   Liquidity needs relating to client trading and margin-borrowing activities are met primarily through cash balances in client brokerage accounts and working capital. We believe these sources of funds will continue to be the primary sources of liquidity for Investment Services. Stock loans have historically been used as a secondary source of funding and could be used in the future, if warranted.
   Securities borrowed and securities loaned transactions are generally reported as collateralized financings. These transactions require us to deposit cash and/or collateral with the lender. Securities loaned consist of securities owned by customers, which were purchased on margin. When loaning securities, we receive cash collateral approximately equal to the value of the securities loaned. The amount of cash collateral is adjusted, as required, for market fluctuations in the value of the securities loaned. Interest rates paid on the cash collateral fluctuate as short-term interest rates change.
   To satisfy the margin deposit requirement of client option transactions with the Options Clearing Corporation (“OCC”), Investment Services pledges customers’ margined securities. Pledged securities at the end of fiscal year 2004 totaled $46.3 million, an excess of $7.9 million over the margin requirement. Pledged securities at the end of fiscal year 2003 totaled $39.7 million, an excess of $4.3 million over the margin requirement.
   We believe the funding sources for Investment Services are stable. Liquidity risk within this segment is primarily limited to maintaining sufficient capital levels to obtain securities lending liquidity to support margin borrowing by customers.
   International Tax Operations: International Tax Operations generated $19.5 million in cash flows from operating activities primarily due to its net income as cash is generally collected from clients when services are rendered.
   International Tax Operations are generally self-funded. Cash balances are held in Canada, Australia and the United Kingdom independently in local currencies. Block Canada has a commercial paper program up to $125 million (Canadian). At April 30, 2004, there was no commercial paper outstanding. The peak borrowing during fiscal year 2004 was $61.0 million (Canadian).

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

We are party to various transactions with an off-balance sheet component, including loan commitments and QSPEs, or Trusts.
   We have commitments to fund mortgage loans in our pipeline of $2.6 billion at April 30, 2004, which are subject to conditions and loan contract verification. There is no commitment on the part of the borrower to close and fund on the mortgage loan at this stage of the lending process and external market forces impact the probability of these loan commitments being closed. Therefore, total commitments outstanding do not necessarily represent future cash requirements. If the loan commitments are exercised, they will be funded as described below.
   Our relationships with the Trusts serve to reduce our capital investment in our non-prime mortgage operations. These arrangements are primarily used to sell mortgage loans, but a portion may also be used to sell servicing advances and finance residual interests. Additionally, these arrangements have freed up cash and short-term borrowing capacity, improved liquidity and flexibility, and reduced balance sheet risk, while providing stability and access to liquidity in the secondary market for mortgage loans.
   Substantially all non-prime mortgage loans we originate are sold daily to the Trusts. The Trusts purchase the loans from us utilizing five warehouse facilities, arranged by us, totaling $7.0 billion. These facilities are subject to various Option One performance triggers, limits and financial covenants, including tangible net worth and leverage ratios. In addition, these facilities contain cross-default features in which a default in one facility would trigger a default under the other facilities as well. These various facilities bear interest at one-month LIBOR plus 50 to 100 basis points and expire on various dates during the year.
   When we sell loans to the Trusts, we remove the mortgage loans from our balance sheet and record the gain on the sale, cash and a beneficial interest in Trusts, which represents the ultimate expected outcome from the disposition of the loans. Our beneficial interest in Trusts totaled $137.8 million and $122.1 million at April 30, 2004 and 2003, respectively.
   Subsequently, the Trusts, as directed by their third-party beneficial interest holders, either sell the loans directly to third-party investors or back to us to pool the loans for securitization. The decision to complete a whole loan sale or a securitization is dependent on market conditions.
29 –

H&R BLOCK – Form 10-K

   For fiscal year 2004, the final disposition of loans was 24% securitizations and 76% whole loan sales. For fiscal year 2003, the final disposition was 59% securitizations and 41% whole loan sales. The current year shift to whole loan sales is due to the more favorable pricing in the whole loan market. Increased whole loan sale transactions result in cash being received earlier. Additionally, whole loan sales do not add residual interests to our balance sheet, and therefore do not retain balance sheet risk.
   If the Trusts choose to sell the mortgage loans in a whole loan sale, we receive cash for our beneficial interest in Trusts. In a securitization transaction, after the Trusts transfer the loans, and the right to receive all payments on the loans, to our consolidated special purpose entity, we transfer our beneficial interest in Trusts and the loans to a securitization trust. The securitization trust meets the definition of a QSPE and is therefore not consolidated. The securitization trust issues bonds, which are supported by the cash flows from the pooled loans, to third-party investors. We retain an interest in the loans in the form of a residual interest and, therefore, usually assume the first risk of loss for credit losses in the loan pool. As the cash flows of the underlying loans and market conditions change, the value of our residual interests may also change, resulting in potential write-ups or impairment of our residual interests.
   At the settlement of each securitization, we record cash received and our residual interests. Additionally, we reverse the beneficial interest in Trusts. These residual interests are classified as trading securities. See Item 8, note 1 to our consolidated financial statements for our methodology used in valuing our residual interests.
   To accelerate the cash flows from our residual interests, we securitize the majority of our residual interests in net interest margin (“NIM”) transactions. In a NIM transaction, the residual interests are transferred to another QSPE (“NIM trust”), which then issues bonds to third-party investors. The proceeds from the bonds are returned to us as payment for the residual interests. The bonds are secured by the pooled residual interests and are obligations of the NIM trust. We retain a subordinated interest in the NIM trust, and receive cash flows on our residual interest generally after the bonds issued to the third-party investors are paid in full.
   At the settlement of each NIM transaction, we remove the residual interests sold from our consolidated balance sheet and record the cash received and the new residual interest retained. These residual interests are classified as available-for-sale securities.
   Residual interests retained from NIM securitizations may also be sold in a subsequent securitization or sale transaction.
   Loans totaling $3.2 billion and $2.2 billion were held by the Trusts as of April 30, 2004 and 2003, respectively, and were not recorded on our consolidated balance sheets.
   In connection with the sale of mortgage loans, we provide certain representations and warranties allowing the purchaser the option of returning the purchased loans to us under certain conditions. We may recognize losses as a result of the repurchase of loans under these arrangements. We maintain reserves for the repurchase of loans based on historical trends. See Item 8, note 19 to our consolidated financial statements.
   The Financial Accounting Standards Board (“FASB”) has decided to reissue its exposure draft, “Qualifying Special Purpose Entities and Isolation of Transferred Assets, an Amendment of FASB Statement No. 140,” during the third quarter of calendar year 2004. The purpose of the proposal is to provide more specific guidance on the accounting for transfers of financial assets to a QSPE.
   Provisions in the first exposure draft, as well as the tentative decision reached by the FASB during its deliberations, may require us to consolidate the Trusts to whom we sell our non-prime loans daily. As of April 30, 2004, the Trusts had assets and liabilities of $3.2 billion. The provisions of the exposure draft are subject to FASB due process and are subject to change. We will continue to monitor the status of the exposure draft, and consider changes, if any, to current structures as a result of the proposed rules.

COMMERCIAL PAPER ISSUANCE

We participate in the United States and Canadian commercial paper (“CP”) markets to meet daily cash needs. CP is issued by BFC and Block Canada, wholly-owned subsidiaries of the Company. The following chart provides the debt ratings for BFC as of April 30, 2004 and 2003:

	Short-term	Long-term

Fitch	F1	A
Moody’s	P2	A3
S&P	A2	BBB+

   The following chart provides the debt ratings for Block Canada as of April 30, 2004 and 2003:

	Short-term	Corporate	Trend

DBRS	R-1(low)	A	Stable
Moody’s	P		2

   We use capital primarily to fund working capital requirements, pay dividends, repurchase our shares and acquire businesses. Short-term borrowings peaked at $2.3 billion in February 2004 related to funding of our participation interests in RALs. No CP was outstanding at April 30, 2004 or 2003.
   U.S. CP issuances are supported by an unsecured committed line of credit (“CLOC”) from a consortium of twenty-four banks. The $2.0 billion CLOC is subject to annual renewal in August 2004 and has a one-year term-out provision with a maturity date in August 2005. This line is subject to various affirmative and negative covenants. This CLOC includes $1.5 billion for CP back-up and general corporate purposes and $500 million for working capital use, general corporate purposes and CP back-up. An additional line of credit of $500 million was put into place for the period of January 26 to February 25, 2004 to back-up peak CP issuance. This line is subject to various covenants, substantially similar to the primary CLOC. These CLOCs were undrawn at April 30, 2004. There are no rating contingencies under the CLOCs.
   The Canadian issuances are supported by a credit facility provided by one bank in an amount not to exceed $125 million (Canadian). The Canadian CLOC is subject to annual renewal in December 2004. This CLOC was undrawn at April 30, 2004.
   We believe the CP market to be stable. Risks to the stability of our CP market participation would be a short-term rating downgrade, adverse changes in our financial performance, non-renewal or termination of the CLOCs, adverse publicity and operational risk within the CP market. We believe if any of these events were to occur, the CLOCs, to the extent available, could be used for an orderly exit from the CP market, though at a higher cost to us. Additionally, we could turn to other sources of liquidity, including cash, debt issuance under the existing shelf registration and asset sales or securitizations.

– 30

Form 10-K – H&R BLOCK

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

A summary of our obligations to make future payments as of April 30, 2004 is as follows:

	(in 000s)

		Less Than			After 5
	Total	1 Year	1 - 3 Years	4 - 5 Years	Years

Debt	$748,200	$249,975	$498,225	$–	$–
Long-term obligation to government	279,976	–	186,651	93,325	–
Acquisition payments	60,768	25,257	34,963	548	–
Pension obligation assumed	17,511	2,826	5,048	4,176	5,461
Capital lease obligations	12,512	437	1,035	1,132	9,908
Operating leases	597,883	199,292	258,385	91,609	48,597

Total contractual cash obligations	$1,716,850	$477,787	$984,307	$190,790	$63,966

   In April 2000, we issued $500 million of 8 1/2% Senior Notes, due 2007. The Senior Notes are not redeemable prior to maturity. The net proceeds of this transaction were used to repay a portion of the short-term borrowings that initially funded the acquisition of OLDE Financial Corporation.
   In October 1997, we issued $250 million of 6 3/4% Senior Notes, due 2004. The Senior Notes are not redeemable prior to maturity. The net proceeds of this transaction were used to repay short-term borrowings that initially funded the acquisition of Option One. These Senior Notes are included in the current portion of long-term debt on our consolidated balance sheet. We plan to refinance these Senior Notes during fiscal year 2005.
   Also included in debt are future payments related to Business Services acquisitions and capital lease obligations. Our debt to total capital ratio was 30.3% at April 30, 2004, compared with 34.5% at April 30, 2003.
   As of April 30, 2004, we had $250 million remaining under our shelf registration available for additional debt issuance.
   In connection with our acquisition of the non-attest assets of M&P in August 1999, we assumed certain pension liabilities related to M&P’s retired partners. We make payments in varying amounts on a monthly basis. Included in other noncurrent liabilities at April 30, 2004 and 2003 are $17.5 million and $19.5 million, respectively, related to this liability.
   Operating leases, although requiring future cash payments, are not included in our consolidated balance sheets.

A summary of our commitments as of April 30, 2004, which may or may not require future payments, expire as follows:

	(in 000s)

		Less Than 1			After 5
	Total	Year	1 - 3 Years	4 - 5 Years	Years

Commitments to fund mortgage loans	$2,605,878	$2,605,878	$–	$–	$–
Commitments to sell mortgage loans	4,748,994	4,748,994	–	–	–
Pledged securities	46,340	46,340	–	–	–
Commitment to fund M&P	40,000	40,000	–	–	–
Franchise Equity Lines of Credit	26,990	9,149	5,995	11,846	–
Mortgage loan repurchase obligations	25,168	25,168	–	–	–
Other commercial commitments	10,255	5,880	3,595	780	–

Total commercial commitments	$7,503,625	$7,481,409	$9,590	$12,626	$–

   See discussion of commitments in Item 8, note 19 to our consolidated financial statements.

REGULATORY ENVIRONMENT

   The United States, various state, local, provincial and foreign governments and some self-regulatory organizations have enacted statutes and ordinances, and/or adopted rules and regulations, regulating aspects of our business, including, but not limited to, commercial income tax return preparers, income tax courses, the electronic filing of income tax returns, the facilitation of RALs, loan originations and assistance in loan originations, mortgage lending, privacy, consumer protection, franchising, sales methods, brokers, broker-dealers and various aspects of securities transactions, financial planners, investment advisors, accountants and the accounting practice. We seek to determine the applicability of such statutes, ordinances, rules and regulations (collectively, “Laws”) and comply with those Laws. From time to time in the ordinary course of business, we receive inquiries from governmental and self-regulatory agencies regarding the applicability of Laws to our products and services. In response to past inquiries, we have agreed to comply with such Laws, convinced the authorities that such Laws were not applicable or that compliance already exists, and/or modified our activities in the applicable jurisdiction to avoid the application of all or certain parts of such Laws. We believe that the past resolution of such inquiries and our ongoing compliance with Laws have not had a material adverse effect on our consolidated financial statements. We cannot predict what effect future Laws, changes in interpretations of existing Laws, or the results of future regulator inquiries with respect to the applicability of Laws may have on our consolidated financial statements.
31 –

H&R BLOCK – Form 10-K

NEW ACCOUNTING PRONOUNCEMENTS

See Item 8, note 1 to our consolidated financial statements for a discussion of recently issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Interest Rate Risk. We have established investment guidelines to help minimize the market risk exposure of our cash equivalents and available-for-sale securities. These guidelines focus on managing liquidity, preservation of principal and earnings, which are primarily affected by credit quality and movements in interest rates. Most of our interest rate-sensitive assets and liabilities are managed at the subsidiary level.
   Our cash equivalents are primarily held for liquidity purposes and are comprised of high quality, short-term investments, including qualified money market funds. As of April 30, 2004, our non-restricted cash and cash equivalents had an average maturity of less than one month with an average credit quality of AAA. With such a short maturity, our portfolio’s market value is relatively insensitive to interest rate changes.
   We use capital primarily to fund working capital requirements, pay dividends, repurchase our shares and acquire businesses. At April 30, 2004, no commercial paper was outstanding. For fiscal year 2004, the average issuance term was 23 days and the average outstanding balance was $279.7 million. As commercial paper borrowings are seasonal, interest rate risk typically increases through our third fiscal quarter and declines to zero by fiscal year-end. See Item 7, “Financial Condition” for additional information.
   Our current portion of long-term debt and long-term debt at April 30, 2004 consists primarily of fixed-rate Senior Notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings. See Item 8, note 10 to our consolidated financial statements.
   We have exposure to interest rate risk through our investment in fixed income securities at our captive insurance subsidiary and our broker-dealer. See table below for sensitivities to changes in interest rates. Additionally, we have exposure to interest rate risk in the financial instruments associated with Mortgage Operations.
   Equity Price Risk. We have exposure to the equity markets in several ways. The largest exposures are through our deferred compensation plans, which have mismatches in asset and liability amounts and investment choices (both fixed-income and equity), as well as through equity investments at our captive insurance subsidiary. At April 30, 2004, the impact of a 10% market value change in the combined equity assets of the deferred compensation plans and the captive insurance subsidiary would be approximately $8.9 million, assuming no offset for the liabilities.

Mortgage Operations

Interest Rate Risk, Prime Mortgage Origination Operations. We regularly enter into rate-lock commitments with our customers to fund prime mortgage loans within specified periods of time. The fair value of rate-lock commitments and loans held for sale is calculated based on the current market pricing of short sales of FNMA, FHLMC and GNMA mortgage-backed securities and the coupon rates of the eligible loans. At April 30, 2004, we recorded a liability of $1.7 million related to rate-lock commitments.
   We sell short FNMA, FHLMC and GNMA mortgage-backed securities to reduce the risk related to our prime commitments to fund fixed-rate loans. The position hedging certain, or all, of the fixed-rate mortgage loans is closed approximately 10-15 days prior to standard Public Securities Association (“PSA”) settlement dates. At April 30, 2004, the Company recorded an asset of $2.1 million related to these instruments.
   To finance our prime originations, we utilize a warehouse facility with capacity up to $50 million, which bears interest at one-month LIBOR plus 64 to 175 basis points. As of April 30, 2004, the balance outstanding under this facility was $4.0 million.
   Interest Rate Risk, Non-prime Mortgage Origination Operations. Interest rate changes will impact the value of the loans in the origination pipeline, beneficial interest in Trusts and the forward loan sale commitments. Additionally, our accretion earned on our beneficial interest in Trusts may be affected.
   We are exposed to interest rate risk associated with loans in the origination pipeline, consisting of fixed- and adjustable-rate loans, which will generally be sold, ultimately, through whole loan sales or securitizations. We have binding commitments ($.6 billion) and non-binding commitments ($2.0 billion) to fund mortgage loans at April 30, 2004, subject to conditions and loan contract verification. Of these commitments, external market forces impact the probability of the loans being funded and we estimate only $1.3 billion will likely be originated.
   As a result of whole loan sales to the Trusts, we remove the mortgage loans from our balance sheet and record the gain on sale, cash and a beneficial interest in Trusts, which represents the ultimate expected outcome from the disposition of the loans. See Item 7, “Off-Balance Sheet Financing Arrangements.” At April 30, 2004, there were $3.2 billion of loans held in the Trusts and the value of our beneficial interest in Trusts was $137.8 million. Changes in interest rates and other market factors may result in a change in value of our beneficial interest in Trusts.
   We use forward loan sale commitments to reduce risk associated with loans in the pipeline and our beneficial interest in Trusts. These commitments, which represent an obligation to sell a non-prime loan at a specific price in the future, increase in value as interest rates rise and decrease as rates fall. At April 30, 2004, there were $4.7 billion in forward loan sale commitments, and most of them give us the option to under- or over-deliver by five to ten percent. Forward loan sale commitments for non-prime loans are not considered derivative instruments and are therefore not recorded in our financial statements. Forward loan sale commitments lock in the execution price-net gain on sale on the loans which will ultimately be delivered into a whole loan sale.
   We also have used interest rate swaps to reduce interest rate risk associated with non-prime loans in our pipeline prior to ultimate disposition. Interest rate swaps represent an agreement to exchange interest rate payments, whereby we generally receive a floating rate and pay the fixed rate. These contracts increase in value as rates rise and decrease in value as rates fall. There were no swaps outstanding at April 30, 2004.
   Prime and non-prime loans, as well as rate-locks associated with prime loans, have interest rate risk if interest rates rise before the loan is sold or hedged and the rate on the loan does not change. With $4.7 billion of forward loan sale commitments (and the option to adjust the commitment amount between $4.5 to $5.0 billion), netting against pipeline loans estimated at $1.3 billion and
– 32

Form 10-K – H&R BLOCK

the anticipated sale of $3.2 billion in loans by the Trusts, we believe the net risk position of loan origination operations at year end is relatively neutral to changes in interest rates.
   Delivery Risk. We have exposure to delivery risk in our non-prime origination operations, which regularly enter into forward loan sale commitments prior to loans being originated. Additionally, it is possible that the loans originated will not meet the required characteristics of the forward loan sale commitments. Several remedies are available, however, use of the remedies could reduce the execution price or the effectiveness of the forward loan sale commitment as a hedge vehicle.
   Residual Interests. Relative to modeled assumptions, an increase or decrease in interest rates would impact the value of our residual interests. Additionally, accretion income related to our residual interests may be affected. Residual interests bear the interest rate risk embedded within the securitization due to an initial fixed-rate period on the loans versus a floating-rate funding cost, and the on-going basis risk between the indices of the floating-rate assets and liabilities.
   We enter into interest rate caps to mitigate interest rate risk associated with residual interests that are classified as trading securities because they will be sold in a subsequent NIM transaction, and to enhance the marketability of the NIM transactions. Interest rate caps represent a right to receive cash if interest rates rise above a contractual strike rate. Therefore, its value increases as interest rates rise. The interest rate used in our interest rate caps is based on LIBOR. There were no interest rate caps outstanding at April 30, 2004.
   See table below for sensitivities to changes in interest rates for residual interests. See Item 8, note 6 to the consolidated financial statements for additional analysis of interest rate risk and other financial risks impacting residual interests.
   It is our policy to utilize economic hedge vehicles only for the purpose of offsetting or reducing the risk of loss in earnings associated with a defined or quantified exposure.
   Mortgage Servicing Rights. Declining mortgage rates may cause increased refinancing activity. Increased refinancing activity reduces the life of the loans underlying the residual interests and MSRs, thereby reducing their value. Just the opposite occurs in a rising rate environment, however, MSRs are recorded at the lower of cost or market value. Reductions in the value of these assets impact earnings through impairment charges. See Item 8, note 6 to our consolidated financial statements for further sensitivity analysis of the other assumptions.

Investment Services

Interest Rate Risk. HRBFA holds interest bearing receivables from customers, brokers, dealers and clearing organizations, which consist primarily of amounts due on margin transactions and are generally short-term in nature. We fund these short-term assets with short-term variable rate liabilities from customers, brokers and dealers, including stock loan activity. Although there may be differences in the timing of the re-pricing related to these assets and liabilities, we believe we are not significantly exposed to interest rate risk in this area. As a result, any change in interest rates would not materially impact our consolidated earnings.
   Our fixed-income trading portfolio is affected by changes in market rates and prices. The risk is the loss of income arising from adverse changes in the value of the trading portfolio. We value the trading portfolio at quoted market prices and the market value of our trading portfolio at April 30, 2004 was approximately $13.6 million, net of securities sold short. See table below for sensitivities to changes in interest rates. With respect to our fixed-income securities portfolio, we manage our market price risk exposure by limiting concentration risk, maintaining minimum credit quality and limiting inventory to anticipated retail demand and current market conditions.

International Tax Operations

Foreign Exchange Rate Risk. Our cash and operations in international markets are exposed to movements in currency exchange rates. The currencies involved are the Canadian dollar, the Australian dollar and the British pound. We translate revenues and expenses related to these operations at the average of exchange rates in effect during the period. As currency exchange rates change, translation of the financial results into U.S. dollars does not presently materially affect, and has not historically materially affected, our consolidated financial results, although such changes do affect the year-to-year comparability of the operating results of our international businesses. We estimate a 10% change in foreign exchange rates by itself would impact consolidated pretax income in fiscal year 2004 by approximately $1.3 million and cash balances at April 30, 2004 by $6.1 million.

   The sensitivities of certain financial instruments to changes in interest rates as of April 30, 2004 are as follows:

	(in 000s)

		- 50	+ 50	+ 100	+ 200	+ 300
	Fair Value at	Basis	Basis	Basis	Basis	Basis
	April 30, 2004	Points	Points	Points	Points	Points

Residual interests in securitizations – available-for-sale	$210,973	$45,449	$(18,563)	$(32,709)	$(46,527)	$(48,090)
Investments at captive insurance subsidiary	44,667	1,079	(1,069)	(1,591)	(3,146)	(4,667)
Fixed income – trading (net)	13,639	677	(637)	(1,228)	(2,271)	(3,164)

The table above represents hypothetical instantaneous and sustained parallel shifts in interest rates and should not be relied on as an indicator of future expected results.

33 –

H&R BLOCK – Form 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management Report

We at H&R Block are guided by our core values of client focus, integrity, excellence, respect and teamwork. These values govern the manner in which we serve clients and each other, and are embedded in the execution and delivery of our financial reporting responsibilities to our shareholders. To that end, we maintain a comprehensive system of internal accounting controls designed to provide reasonable assurance the Company’s assets are safeguarded against material loss from unauthorized use or disposition, and authorized transactions are properly recorded. We support an extensive program of internal audits and require the management teams of our individual subsidiaries to certify their respective financial information. Appropriate communication programs aimed at assuring our policies, procedures and principles of business conduct are understood and practiced by our associates are also an integral part of our control environment.
   KPMG LLP audited our 2004 consolidated financial statements and PricewaterhouseCoopers LLP audited our 2003 and 2002 consolidated financial statements. Both issued unqualified opinions thereon. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included an objective, independent review and testing of the system of internal controls necessary to express an opinion on the financial statements.
   The Audit Committee of the Board of Directors, composed solely of outside and independent directors, meets periodically with management, the independent auditors and the chief internal auditor to review matters relating to our financial statements, internal audit activities, internal accounting controls and non-audit services provided by the independent auditors. The independent auditors and the chief internal auditor have full access to the Audit Committee and meet, both with and without management present, to discuss the scope and results of their audits, including internal control, audit and financial matters.
   The financial information in this Annual Report, including the consolidated financial statements, is the responsibility of management. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include certain amounts based on management’s best estimates and judgments.

/s/ Mark A. Ernst

Mark A. Ernst, Chairman of the Board,
President and Chief Executive Officer

/s/ Melanie K. Coleman

Melanie K. Coleman, Vice President and
Corporate Controller

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of H&R Block, Inc.:
   We have audited the accompanying consolidated balance sheet of H&R Block, Inc. and subsidiaries (the “Company”) as of April 30, 2004, and the related consolidated income statement, statement of cash flows and statement of stockholders’ equity for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.
   We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H&R Block, Inc. and subsidiaries as of April 30, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
   As discussed in Note 1 to the financial statements, the Company changed its method of accounting to adopt Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” during the year ended April 30, 2004.

/s/  KPMG LLP

June 9, 2004
Kansas City, Missouri
– 34

Form 10-K – H&R BLOCK

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of H&R Block, Inc.
   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of stockholders’ equity present fairly, in all material respects, the financial position of H&R Block, Inc. and its subsidiaries (the “Company”) at April 30, 2003, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

June 10, 2003

Kansas City, Missouri
35 –

H&R BLOCK – Form 10-K

CONSOLIDATED INCOME STATEMENTS

	Amounts in thousands, except per share amounts

Year ended April 30,	2004	2003	2002

REVENUES:
Service revenues	$2,740,983	$2,398,081	$2,345,307
Gains on sales of mortgage assets, net	726,718	740,343	424,401
Interest income	379,064	297,185	206,433
Product sales	157,417	123,510	115,505
Royalties	184,882	174,659	164,615
Other	16,506	12,679	29,440

	4,205,570	3,746,457	3,285,701

OPERATING EXPENSES:
Employee compensation and benefits	1,610,103	1,387,731	1,298,159
Occupancy and equipment	384,622	345,960	305,387
Depreciation and amortization	172,038	161,821	155,386
Marketing and advertising	188,317	150,847	155,729
Interest	84,556	92,644	116,141
Supplies, freight and postage	89,189	88,748	75,710
Impairment of goodwill	–	35,777	–
Other	522,442	502,687	463,761

	3,051,267	2,766,215	2,570,273

Operating income	1,154,303	980,242	715,428
Other income, net	9,854	6,835	1,412

Income before taxes	1,164,157	987,077	716,840
Income taxes	459,901	407,013	282,435

Net income before change in accounting principle	704,256	580,064	434,405
Cumulative effect of change in accounting principle for multiple deliverable revenue arrangements, less taxes of $4,031	(6,359)	–	–

NET INCOME	$697,897	$580,064	$434,405

BASIC EARNINGS PER SHARE:
Before change in accounting principle	$3.98	$3.23	$2.38
Cumulative effect of change in accounting principle	(.04)	–	–

Net income	$3.94	$3.23	$2.38

DILUTED EARNINGS PER SHARE:
Before change in accounting principle	$3.90	$3.15	$2.31
Cumulative effect of change in accounting principle	(.04)	–	–

Net income	$3.86	$3.15	$2.31

See accompanying notes to consolidated financial statements.
– 36

Form 10-K – H&R BLOCK

CONSOLIDATED BALANCE SHEETS

Amounts in thousands, except share and per share amounts

April 30,	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,071,676	$875,353
Cash and cash equivalents – restricted	545,428	438,242
Receivables from customers, brokers, dealers and clearing organizations, net	625,076	517,037
Receivables, net	347,910	403,197
Prepaid expenses and other current assets	371,209	391,402

Total current assets	2,961,299	2,625,231
Residual interests in securitizations – available-for-sale	210,973	264,337
Beneficial interest in Trusts – trading	137,757	122,130
Mortgage servicing rights	113,821	99,265
Property and equipment, net	279,220	288,594
Intangible assets, net	325,829	341,865
Goodwill, net	959,418	714,215
Other assets	391,709	311,671

Total assets	$5,380,026	$4,767,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current portion of long-term debt	$275,669	$55,678
Accounts payable to customers, brokers and dealers	1,065,793	862,694
Accounts payable, accrued expenses and other	456,167	468,933
Accrued salaries, wages and payroll taxes	268,747	210,629
Accrued income taxes	405,667	299,262

Total current liabilities	2,472,043	1,897,196
Long-term debt	545,811	822,302
Other noncurrent liabilities	465,163	384,101

Total liabilities	3,483,017	3,103,599

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, no par, stated value $.01 per share, 500,000,000 shares authorized, 217,945,398 shares issued at April 30, 2004 and 2003	2,179	2,179
Convertible preferred stock, no par, stated value $.01 per share, 500,000 shares authorized	–	–
Additional paid-in capital	545,065	496,393
Accumulated other comprehensive income	57,953	36,862
Retained earnings	2,781,368	2,221,868
Less treasury shares, at cost	(1,489,556)	(1,093,593)

Total stockholders’ equity	1,897,009	1,663,709

Total liabilities and stockholders’ equity	$5,380,026	$4,767,308

See accompanying notes to consolidated financial statements.
37 –

H&R BLOCK – Form 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Amounts in thousands

Year ended April 30,	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$697,897	$580,064	$434,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,038	161,821	155,386
Provision for bad debt	53,663	49,748	76,804
Provision for deferred taxes on income	(3,632)	(45,734)	(89,688)
Accretion of residual interests in securitizations	(168,029)	(145,165)	(50,583)
Impairment of residual interests in securitizations	30,661	54,111	30,987
Realized gain on sale of previously securitized residual interests	(40,689)	(130,881)	–
Additions to trading securities – residual interests in securitizations	(327,996)	(542,544)	(809,228)
Proceeds from net interest margin transactions	310,358	541,791	783,171
Additions to mortgage servicing rights	(84,274)	(65,345)	(65,630)
Amortization of mortgage servicing rights	69,718	47,107	33,890
Net change in beneficial interest in Trusts	(15,627)	(69,529)	(19,960)
Impairment of goodwill	–	35,777	–
Tax benefit from stock option exercises	23,957	37,304	57,809
Stock-based compensation	25,718	2,079	–
Cumulative effect of change in accounting principle	6,359	–	–
Changes in assets and liabilities, net of acquisitions:
Cash and cash equivalents – restricted	(107,186)	(286,069)	(67,976)
Receivables for customers, brokers dealers and clearing organizations	(108,846)	326,824	465,926
Receivables	23,887	(87,140)	(86,531)
Mortgage loans held for sale:
Originations and purchases	(23,255,483)	(17,827,828)	(11,771,688)
Sales and principal repayments	23,246,815	17,837,323	11,780,758
Prepaid expenses and other current assets	26,978	43,818	(159,734)
Accounts payable to customers, brokers and dealers	203,099	(40,507)	(154,799)
Accounts payable, accrued expenses and other	(34,326)	56,149	57,608
Accrued salaries, wages and payroll taxes	58,468	(42,772)	31,751
Accrued income taxes	108,801	156,023	77,047
Other, net	14,478	44,400	31,721

Net cash provided by operating activities	926,807	690,825	741,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Purchases of available-for-sale securities	(11,434)	(14,614)	(7,241)
Cash received from residual interests in securitizations	193,606	140,795	67,070
Cash proceeds from sale of previously securitized residuals	53,391	142,486	–
Maturities of other available-for-sale securities	–	–	8,250
Sales of other available-for-sale securities	15,410	14,081	23,173
Purchases of property and equipment, net	(127,573)	(150,897)	(111,775)
Payments made for business acquisitions, net of cash acquired	(280,865)	(26,408)	(46,738)
Other, net	26,332	19,896	8,228

Net cash provided by (used in) investing activities	(131,133)	125,339	(59,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of commercial paper	(4,618,853)	(9,925,516)	(10,622,011)
Proceeds from issuance of commercial paper	4,618,853	9,925,516	10,622,011
Payments on acquisition debt	(59,003)	(57,469)	(50,594)
Dividends paid	(138,397)	(125,898)	(115,725)
Acquisition of treasury shares	(519,862)	(317,570)	(462,938)
Proceeds from issuance of common stock	119,956	126,325	195,233
Other, net	(2,045)	(2,344)	140

Net cash used in financing activities	(599,351)	(376,956)	(433,884)

Net increase in cash and cash equivalents	196,323	439,208	248,529
Cash and cash equivalents at beginning of the year	875,353	436,145	187,616

Cash and cash equivalents at end of the year	$1,071,676	$875,353	$436,145

See accompanying notes to consolidated financial statements.
– 38

Form 10-K – H&R BLOCK

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in thousands, except per share amounts

			Convertible			Accumulated
	Common Stock		Preferred Stock		Additional	Other		Treasury Stock
					Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total Equity

Balances at April 30, 2001	217,945	$2,179	–	$–	$419,957	$(42,767)	$1,449,022	(34,337)	$(654,650)	$1,173,741
Net income	–	–	–	–	–	–	434,405	–	–	–
Unrealized translation loss	–	–	–	–	–	(875)	–	–	–	–
Change in net unrealized gain on marketable securities	–	–	–	–	–	87,770	–	–	–	–
Comprehensive income	–	–	–	–	–	–	–	–	–	521,300
Stock options exercised	–	–	–	–	47,590	–	–	9,662	202,500	250,090
Restricted stock awards	–	–	–	–	237	–	–	17	400	637
Stock issued for ESPP	–	–	–	–	268	–	–	97	2,047	2,315
Acquisition of treasury shares	–	–	–	–	–	–	–	(12,259)	(462,938)	(462,938)
Cash dividends paid – $.63 per share	–	–	–	–	–	–	(115,725)	–	–	(115,725)

Balances at April 30, 2002	217,945	2,179	–	–	468,052	44,128	1,767,702	(36,820)	(912,641)	1,369,420
Net income	–	–	–	–	–	–	580,064	–	–	–
Unrealized translation gain	–	–	–	–	–	17,415	–	–	–	–
Change in net unrealized gain on marketable securities	–	–	–	–	–	(24,681)	–	–	–	–
Comprehensive income	–	–	–	–	–	–	–	–	–	572,798
Stock options exercised	–	–	–	–	27,241	–	–	5,070	135,409	162,650
Restricted stock awards	–	–	–	–	5	–	–	(64)	(1,306)	(1,301)
Stock issued for ESPP	–	–	–	–	1,095	–	–	94	2,515	3,610
Acquisition of treasury shares	–	–	–	–	–	–	–	(6,624)	(317,570)	(317,570)
Cash dividends paid – $.70 per share	–	–	–	–	–	–	(125,898)	–	–	(125,898)

Balances at April 30, 2003	217,945	2,179	–	–	496,393	36,862	2,221,868	(38,344)	(1,093,593)	1,663,709
Net income	–	–	–	–	–	–	697,897	–	–	–
Unrealized translation gain	–	–	–	–	–	12,355	–	–	–	–
Change in net unrealized gain on marketable securities	–	–	–	–	–	8,736	–	–	–	–
Comprehensive income	–	–	–	–	–	–	–	–	–	718,988
Stock options exercised	–	–	–	–	21,585	–	–	3,928	117,975	139,560
Restricted stock awards	–	–	–	–	385	–	–	72	2,103	2,488
Stock issued for ESPP	–	–	–	–	984	–	–	127	3,821	4,805
Stock-based compensation	–	–	–	–	25,718	–	–	–	–	25,718
Acquisition of treasury shares	–	–	–	–	–	–	–	(10,633)	(519,862)	(519,862)
Cash dividends paid – $.78 per share	–	–	–	–	–	–	(138,397)	–	–	(138,397)

Balances at April 30, 2004	217,945	$2,179	–	$–	$545,065	$57,953	$2,781,368	(44,850)	$(1,489,556)	$1,897,009

See accompanying notes to consolidated financial statements.
39 –

H&R BLOCK – Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations: The operating subsidiaries of H&R Block, Inc. (the “Company”) provide a variety of financial services to the general public, principally in the United States, but also in Canada, Australia and the United Kingdom. Specifically, the Company offers tax return preparation and electronic filing of tax returns; origination, sale and servicing of non-prime and prime mortgages; investment services through a broker-dealer; tax preparation and related software, refund anticipation loan products offered by a third-party lending institution; and accounting, tax and consulting services to business clients.
   Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated.
   Some of the Company’s subsidiaries operate in regulated industries, and their underlying accounting records reflect the policies and requirements of these industries.
   Reclassifications: Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Revenues were decreased $33.3 million and $32.0 million for the years ended April 30, 2003 and 2002, respectively, related to the reclassification of loan sale repurchase reserves from other expenses and certain compensation and benefits expenses to reduce gains on sales of mortgage assets. These reclassifications had no effect on the results of operations or shareholders’ equity as previously reported.
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
   Cash and cash equivalents: Cash and cash equivalents include cash on hand, cash due from banks and securities purchased under agreements to resell. For purposes of the consolidated balance sheets and consolidated statements of cash flows, all non-restricted highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents.
   The Company’s broker-dealers purchase securities under agreements to resell and account for them as collateralized financings. The securities are carried at the amounts at which the securities will be subsequently resold, as specified in the respective agreements. Collateral relating to investments in repurchase agreements is held by independent custodian banks. The securities are revalued daily and collateral added whenever necessary to bring market value of the underlying collateral equal to or greater than the repurchase amount specified in the contracts.
   Cash and cash equivalents – restricted: Cash and cash equivalents – restricted consists primarily of securities purchased under agreements to resell and cash which has been segregated in a special reserve account for the exclusive benefit of customers pursuant to federal regulations under Rule 15c3-3 of the Securities Exchange Act of 1934. Also included are cash balances held for outstanding commitments to fund mortgage loans and funds held to pay payroll taxes on behalf of customers.
   Marketable securities – trading: Certain marketable debt securities held by the Company’s broker-dealer are classified as trading, carried at market value (based on quoted prices) and marked to market through the consolidated income statements. Certain residual interests in securitizations of mortgage loans are classified as trading, based on management’s intentions, are carried at market value (based on discounted cash flow models) and marked to market through the consolidated income statements. These securities are included in prepaid expenses and other current assets on the consolidated balance sheets.
   Receivables from customers, brokers, dealers and clearing organizations and accounts payable to customers, brokers and dealers: Customer receivables and payables consist primarily of amounts due on margin and cash transactions. These receivables are collateralized by customers’ securities held, which are not reflected in the accompanying consolidated financial statements.
   Receivables from brokers are collateralized by securities in physical possession of, or on deposit with, the Company or receivables from customers or other brokers. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses.
   Securities borrowed and securities loaned transactions are generally reported as collateralized financing. These transactions require deposits of cash and/or collateral with the lender. Securities loaned consist of securities owned by customers that were purchased on margin. When loaning securities, cash collateral approximately equal to the value of the securities loaned is received. The amount of cash collateral is adjusted, as required, for market fluctuations in the value of the securities loaned. Interest rates paid on the cash collateral fluctuate as short-term interest rates change.
   Receivables: Receivables consist primarily of Business Services accounts receivable and mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or market value as determined by outstanding commitments from investors or current investor-yield requirements calculated on an aggregate basis. The allowance for doubtful accounts requires management’s judgment regarding current market indicators about general economic trends to establish an amount considered by management to be adequate to cover potential losses related to its non-mortgage loan receivable balance.
   Marketable securities – available-for-sale: Certain marketable debt and equity securities are classified as available-for-sale, based on management’s intentions, and are carried at market value (based on quoted prices) with unrealized gains and losses included in other comprehensive income. If losses are determined to be other-than-temporary, the security is written down to fair value with the realized loss, net of any unrealized gain previously recorded in other comprehensive income, included in the consolidated income statements. The cost of marketable securities sold is determined on the specific identification method. These securities are included in other assets on the consolidated balance sheets.
   Residual interests in securitizations: Residual interests classified as available-for-sale securities are carried at market value (based on discounted cash flow models) with unrealized gains included in other comprehensive income. The residual interests are accreted over the estimated life of the securitization structure. If the carrying value exceeds market value, the residual is written down to market value with the realized loss, net of any unrealized gain previously recorded in other comprehensive income, included in gains on sales of mortgage assets in the consolidated income statements.
   The Company estimates future cash flows from these residuals and values them utilizing assumptions it believes to be consistent with those of unaffiliated third-party purchasers. The Company estimates the fair value of residuals by computing the present value of the excess of the weighted-average interest rate on the loans sold over the sum of (1) the coupon on the securitization bonds, (2) a contractual servicing fee paid to the servicer of the loans (which is usually the Company),
– 40

Form 10-K – H&R BLOCK

(3) expected losses to be incurred on the portfolio of the loans sold (as projected to occur) over the lives of the loans, (4) fees payable to the trustee and insurer, if applicable, (5) estimated collections of prepayment penalty fee income, and (6) payments made to investors on NIM bonds, if applicable. The residual valuation takes into consideration the current and expected interest rate environment, including projected changes in future interest rates and the timing of such changes. Prepayment and loss assumptions used in estimating the cash flows are based on evaluation of the actual experience of the servicing portfolio, the characteristics of the applicable loan portfolio, as well as also taking into consideration the current and expected economic and interest rate environment and its expected impact. The estimated cash flows are discounted at an interest rate the Company believes an unaffiliated third-party purchaser would require as a rate of return on a financial instrument with a similar risk profile. The Company evaluates, and adjusts if necessary, the fair values of residual interests quarterly by updating the actual and expected assumptions in the discounted cash flow models based on current information and events and by estimating, or validating with third-party experts, if necessary, what a market participant would use in determining the current fair value. To the extent that actual excess cash flows are different from estimated excess cash flows, the fair value of the residual would increase or decrease.
   Beneficial interest in Trusts – trading: The beneficial interest in Trusts is recorded as a result of daily non-prime whole loan sales to qualifying special purpose entities (“Trusts”). The beneficial interest is classified as a trading security, based on management’s intentions, is carried at market value and is marked to market through the consolidated income statements. Market value is calculated as the present value of future cash flows which are limited to the ultimate expected outcome from the disposition of the loans by the Trusts.
   Mortgage servicing rights: Mortgage servicing rights (“MSRs”) retained in the sale of mortgage loans are recorded at allocated carrying amounts based on relative fair values at the time of the sale. The MSRs are carried at the lower of cost or fair value. Fair values of MSRs are determined based on the present value of estimated future cash flows related to servicing loans. Assumptions used in estimating the value of MSRs include market discount rates and anticipated prepayment speeds (including default), estimated ancillary fee income and other economic factors. The prepayment speeds are estimated using the Company’s historical experience and third-party market sources. The MSRs are amortized to earnings in proportion to, and over the period of, estimated net future servicing income. MSRs are reviewed quarterly for potential impairment. Impairment is assessed based on the fair value of each risk stratum. MSRs are stratified by: the fiscal year of the loan sale date (which approximates date of origination) and loan type (6-month adjustable, 2- to 3-year adjustable and fixed rate).
   Property and equipment: Buildings and equipment are stated at cost and are depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are stated at cost and are amortized over the lesser of the term of the respective lease or the estimated useful life, using the straight-line method. Estimated useful lives are 15 to 40 years for buildings, 3 to 5 years for computers and other equipment and up to 8 years for leasehold improvements.
   The Company capitalizes certain allowable costs associated with software developed or obtained for internal use. These costs are amortized over 36 months using the straight-line method.
   Intangible assets and goodwill: The Company accounts for its goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). Under SFAS 142, amortization of both goodwill and indefinite-life intangibles ceased and periodic impairment testing of these assets is now required. The Company tests goodwill and other indefinite life intangible assets for impairment annually or more frequently, whenever events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value. These tests were completed and no indications of goodwill impairment were found during fiscal year 2004 or 2002. During fiscal year 2003 however, impairment charges of $24.0 million and $11.8 million were recorded in the Investment Services and Business Services segments, respectively.
   In addition, long-lived assets, including intangible assets with finite lives, are assessed for impairment whenever events or circumstances indicate the carrying value may not be fully recoverable by comparing the carrying value to future undiscounted cash flows. To the extent there is impairment, analysis is performed based on several criteria, including, but not limited to, revenue trends, discounted operating cash flows and other operating factors to determine the impairment amount. No material impairment adjustments to other intangible assets or other long-lived assets were made during the three-year period ended April 30, 2004. The weighted-average life of intangible assets with finite lives is 10 years.
   Commercial paper: Short-term borrowings are used to finance temporary liquidity needs and various financial activities conducted by the Company. There was no commercial paper outstanding at April 30, 2004 and 2003.
   Litigation: The Company’s policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. The Company has recorded reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. In addition, there are certain gain contingencies for which the Company has not recorded an asset.
   Income taxes: The Company and its subsidiaries file a consolidated Federal income tax return on a calendar year basis. Deferred taxes are provided for temporary differences between financial and tax reporting, which consist principally of deductible goodwill, residual interests, stock-based compensation, accrued expenses, deferred compensation, mortgage servicing rights and allowances for credit losses. Deferred taxes are included in prepaid expenses and other current assets and other assets on the consolidated balance sheets.
   Revenue recognition: Service revenues consist primarily of fees for preparation and filing of tax returns, system administration fees associated with refund anticipation loans (“RALs”) and refund anticipation checks, mortgage loan servicing fees, brokerage commissions and fees for consulting services. Generally, service revenues are recorded in the period in which the service is performed. Retail and online tax preparation revenues are recorded when a completed return is filed or accepted by the customer. RAL participation revenue is recorded when the Company purchases its participation interest in the RAL. Commission revenue is recognized on a trade-date basis. Revenues for services rendered in connection with the Business Services segment are recognized on a time and materials basis.
   Gains on sales of mortgage assets are recognized when control of the assets are surrendered (when loans are sold to Trusts) and are based on the difference between cash proceeds and the allocated cost of the assets sold.
   Interest income consists primarily of interest earned on customer margin loan balances and mortgage loans, and accretion income. Interest income on customer margin loan balances is recognized daily as earned based on current rates charged to customers for their margin balance. Accretion income represents interest earned over the life of residual interests using the effective interest method.
   Product sales consist mainly of tax preparation software, other personal productivity software and the Peace of Mind (“POM”) guarantee program. Sales of
41 –

H&R BLOCK – Form 10-K

software are recognized when the product is ultimately sold to the end user. POM revenues are deferred and recognized over the term of the guarantee based upon historic and actual payment of claims.
   Franchise royalties, which are based upon the contractual percentages of franchise revenues, are recorded in the period in which the franchise provides the service.
   Revenue recognition is evaluated separately for each unit in multiple-deliverable arrangements.
   Advertising expense: Advertising costs are expensed the first time the advertisement is run.
   Foreign currency translation: Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Revenue and expense transactions are translated at the average of exchange rates in effect during the period. Translation gains and losses are recorded in other comprehensive income.
   Stock-based compensation plans: Prior to fiscal year 2004, the Company accounted for stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective May 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, under the prospective transition method as described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). Stock-based compensation expense is recognized on a straight-line basis over the vesting period. Had compensation cost for all stock-based compensation plan grants been determined in accordance with the fair value accounting method prescribed under SFAS 123, the Company’s net income and earnings per share would have been as follows:

	(in 000s, except per share amounts)

Year ended April 30,	2004	2003	2002

Net income as reported	$697,897	$580,064	$434,405
Add: Stock-based compensation expense included in reported net income, net of taxes	18,029	1,223	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of taxes	(30,662)	(21,025)	(34,045)

Pro forma net income	$685,264	$560,262	$400,360

Basic earnings per share:
As reported	$3.94	$3.23	$2.38
Pro forma	3.87	3.12	2.19
Diluted earnings per share:
As reported	$3.86	$3.15	$2.31
Pro forma	3.80	3.06	2.13

   Derivative activities: The Company records derivative instruments as assets or liabilities, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting.

   The Company uses financial instruments to mitigate interest rate risk, loan commitments related to mortgage loans which will be held for sale, and at times, other instruments which are accounted for as derivatives. The Company utilizes forward loan sale commitments, interest rate swaps and interest rate caps throughout the year to manage its interest rate risk. The Company does not enter into derivative transactions for speculative or trading purposes.
   Disclosure regarding certain financial instruments: The carrying values reported in the balance sheet for cash equivalents, receivables, accounts payable, accrued liabilities and the current portion of long-term debt approximate fair market value due to the relative short-term nature of the respective instruments. Residual interests are recorded at estimated fair value as discussed above. See note 10 for fair value of long-term debt.
   New accounting standards: In March 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” (“SAB 105”). SAB 105 states that, when valuing loan commitments, registrants may not include expected future cash flows related to the associated servicing of the loans and, similarly, may not recognize any other internally developed intangible assets as part of the loan commitment derivative. The guidance in SAB 105 is effective for new loan commitments entered into after March 31, 2004. As such, the Company no longer records an asset related to the fair value of its non-prime commitments to fund loans entered into after March 31, 2004. The Company recorded an asset of $.4 million and $11.4 million as of April 30, 2004 and 2003, respectively, related to the fair value of non-prime loan commitments.
   In April 2003, Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”) was issued. SFAS 149 amends and clarifies the accounting for derivative instruments and incorporates many of the implementation issues cleared as a result of the Derivatives Implementation Group process. The provisions of this standard are effective for contracts entered into or modified after June 30, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
   In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). A revision of FIN 46 was issued in December 2003. FIN 46 provides guidance with respect to the consolidation of certain variable interest entities (“VIEs”) whereby a VIE must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among parties involved. The primary beneficiary is one who absorbs a majority of the expected losses, residual returns, or both as a result of holding variable interests. FIN 46 also requires disclosures for both the primary beneficiary of a VIE and other parties with significant variable interests in the entity. The Mortgage Operations segment has an interest in certain qualifying special purpose entities (“QSPEs”) it currently does not consolidate, which are exempt from the provisions of FIN 46. See discussion of SFAS 140 exposure draft below, which may affect this conclusion. Adoption of FIN 46 did not have a material impact on the Company’s consolidated financial statements.
   In August 2003, the Company adopted Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 requires consideration received in connection with arrangements involving multiple revenue generating activities be measured and allocated to each separate unit of accounting. Revenue recognition is determined separately for each unit of accounting within the arrangement. EITF 00-21 impacts revenue and expense recognition related to tax preparation in the Company’s premium tax offices where POM guarantees are included in the price of a completed tax return. Prior to the adoption of EITF 00-21, revenues and expenses related to POM guarantees at premium offices were recorded in the same period as tax preparation revenues. Beginning May 1, 2003, revenues and direct expenses related to POM guarantees are now initially deferred and recognized over the guarantee period in proportion to POM claims paid. As a result of the adoption of EITF 00-21, the Company recorded a cumulative effect of a change in accounting principle of $6.4 million, net of taxes of $4.0 million, as of May 1, 2003.
– 42

Form 10-K – H&R BLOCK

   Revenues recognized during fiscal year 2004, which were initially recognized in prior periods and recorded as part of the cumulative effect of a change in accounting principle, totaled $36.3 million.
   Pro forma results, as if EITF 00-21 had been applied during fiscal years 2003 and 2002, are as follows:

(in 000s, except per share amounts)

Year ended April 30, 2003	As Reported	Pro Forma

Net income	$580,064	$578,418
Earnings per share:
Basic	$3.23	$3.22
Diluted	3.15	3.14

(in 000s, except per share amounts)

Year ended April 30, 2002	As Reported	Pro Forma

Net income	$434,405	$435,551
Earnings per share:
Basic	$2.38	$2.38
Diluted	2.31	2.31

   The FASB intends to reissue the exposure draft, “Qualifying Special Purpose Entities and Isolation of Transferred Assets, an Amendment of FASB Statement No. 140,” during the third quarter of calendar year 2004. The purpose of the proposal is to provide more specific guidance on the accounting for transfers of financial assets to a QSPE.
   Provisions in the first exposure draft, as well as tentative decisions reached by the Board during its deliberations, may require the Company to consolidate its current QSPEs (the Trusts) established in its Mortgage Operations segment. As of April 30, 2004, the Trusts had assets and liabilities of $3.2 billion. The provisions of the exposure draft are subject to FASB due process and are subject to change. The Company will continue to monitor the status of the exposure draft, and consider changes, if any, to current structures as a result of the proposed rules.
   The estimated impact of these new accounting standards reflects current views. There may be material differences between these estimates and the actual impact of these standards.
43 –

H&R BLOCK – Form 10-K

NOTE 2: BUSINESS COMBINATIONS AND DISPOSALS

Significant acquisitions during fiscal years 2004, 2003 and 2002 are as follows. Each acquisition was accounted for as a purchase and, accordingly, results for each acquisition are included since the date of acquisition.

	(in 000s)

Business	Asset Acquired	Estimated Life	Asset Value at Acquisition

Fiscal year 2004
Former major franchise territories	Property and equipment		$2,697
	Goodwill	N/A	205,313
	Customer relationships	10 years	18,167
	Noncompete agreements	3 years	17,069

	Weighted average life	7 years	$243,246

Accounting firms	Goodwill	N/A	$3,923
	Customer relationships	10 years	1,794
	Noncompete agreements	15 years	747

	Weighted average life	11 years	$6,464

Fiscal year 2003
Accounting firms	Goodwill	N/A	$2,404
	Customer relationships	10 years	2,242
	Noncompete agreements	15 years	728

	Weighted average life	11 years	$5,374

Fiscal year 2002
MyBenefitSource, Inc.	Goodwill	N/A	$11,929
	Trade name	5 years	868
	Customer relationships	8 years	1,616
	Noncompete agreements	5 years	1,522

	Weighted average life	6 years	$15,935

Equico Resources, LLC	Goodwill	N/A	$28,383
	Trade name	6 years	1,560
	Customer relationships	3 years	2,510
	Noncompete agreements	5 years	4,370

	Weighted average life	5 years	$36,823

Accounting firms	Goodwill	N/A	$15,842
	Customer relationships	10 years	9,314
	Noncompete agreements	15 years	3,584

	Weighted average life	11 years	$28,740

   During fiscal year 2004, we made payments of $243.2 million related to the acquisition of assets and stock in the franchise territories of ten former major franchisees. The customer relationships will be amortized based on estimated customer retention over ten years. The noncompete agreements will be amortized on a straight-line basis over three years. Goodwill recognized in these transactions is included in the U.S. Tax Operations segment and all but $3.9 million is deductible for tax purposes.
   During fiscal year 2004, the Company acquired three accounting firms. Cash payments related to these acquisitions totaled $6.2 million, with additional cash payments of $1.0 million over the next five years. The purchase agreements also provide for possible future contingent consideration of approximately $3.0 million. Goodwill recognized in these transactions is deductible for tax purposes and is included in the Business Services segment.
   During fiscal year 2003, the Company acquired two accounting firms. Cash payments related to these acquisitions totaled $2.6 million, with additional cash payments of $2.8 million over the next five years. The purchase agreements also provide for possible future contingent consideration of approximately $0.3 million. Goodwill recognized in these transactions was $2.4 million, which is deductible for tax purposes and is included in the Business Services segment.
   In December 2001, the Company acquired a controlling interest in MyBenefitSource, Inc., an integrated payroll and benefits processing company, with an option to acquire the remaining shares. The Company also acquired 100% of EquiCo Resources, LLC (“EquiCo”), a valuation, merger and acquisition consulting company. Cash payments related to these acquisitions totaled $28.5 million with additional cash payments of $31.0 million over the next five years. The purchase agreements also provide for possible future contingent consideration of approximately $45.0 million, which is based on achieving certain revenue, profitability and working capital targets over the next six years, and such consideration will be treated as purchase price if paid. Goodwill recognized in these transactions is not deductible for tax purposes and is included in the Business Services segment.
– 44

Form 10-K – H&R BLOCK

   During fiscal year 2002, the Company acquired six accounting firms, giving the Business Services segment a geographic presence in Seattle and San Francisco, as well as expanding its existing presence in New York City and Dallas. Cash payments related to these acquisitions totaled $6.9 million, with additional cash payments of $26.1 million over the next five years. The purchase agreements also provide for possible future contingent consideration of approximately $6.6 million, which is based on achieving certain revenue and profitability over the next five years, and such consideration will be treated as purchase price if paid. Goodwill of $8.8 million is expected to be fully deductible for tax purposes and is included in the Business Services segment.
   During fiscal year 2004, 2003 and 2002, the Company made other acquisitions which were accounted for as purchases with cash payments totaling $7.9 million, $3.0 million and $1.6 million, respectively. Their operations, which are not material, are included in the consolidated income statements since the date of acquisition.

NOTE 3: EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations of basic and diluted earnings per share before change in accounting principle are as follows:

	(in 000s, except per share amounts)

Year ended April 30,	2004	2003	2002

Net income before change in accounting	$704,256	$580,064	$434,405

Basic weighted average common shares	177,076	179,638	182,903
Dilutive potential shares from stock options and restricted stock	3,725	4,439	5,423
Convertible preferred stock	1	1	1

Dilutive weighted average common shares	180,802	184,078	188,327

Earnings per share:
Basic	$3.98	$3.23	$2.38
Diluted	3.90	3.15	2.31

   Diluted earnings per share excludes the impact of weighted-average common shares issuable upon the exercise of stock options of 2.4 million, 2.6 million, and 0.7 million shares for 2004, 2003 and 2002, respectively, because the options’ exercise prices were greater than the average market price of the common shares and therefore, the effect would be antidilutive.

NOTE 4: RECEIVABLES

The components of receivables from customers, brokers, dealers and clearing organizations are as follows:

	(in 000s)

April 30,	2004	2003

Gross receivables	$626,179	$518,558
Less: Allowance for doubtful accounts	(1,103)	(1,521)

	$625,076	$517,037

   The components of receivables are as follows:

	(in 000s)

April 30,	2004	2003

Business Services accounts receivable	$145,231	$185,023
Mortgage loans held for sale	84,428	68,518
Loans to franchisees	35,872	33,341
Refund anticipation loans (“RALs”)	49,047	12,871
Software receivables	20,882	36,810
Other	65,868	89,054

	401,328	425,617
Allowance for doubtful accounts	(38,266)	(17,038)
Lower of cost or market adjustment – mortgage loans	(15,152)	(5,382)

	$347,910	$403,197

45 –

H&R BLOCK – Form 10-K

NOTE 5: MARKETABLE SECURITIES AVAILABLE-FOR-SALE

   The amortized cost and market value of marketable securities classified as available-for-sale at April 30, 2004 and 2003 are summarized below:

	(in 000s)

	2004				2003

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses(1)	Value	Cost	Gains	Losses	Value

Municipal bonds	$8,846	$27	$78	$8,795	$11,959	$516	$8	$12,467
Common stock	4,661	450	82	5,029	4,491	169	97	4,563

	13,507	477	160	13,824	16,450	685	105	17,030

Residual interests	98,462	112,511	–	210,973	166,248	98,089	–	264,337

	$111,969	$112,988	$160	$224,797	$182,698	$98,774	$105	$281,367

(1)	Gross unrealized losses have been in a continuous loss position for less than 12 months.

  Proceeds from the sales of available-for-sale securities were $68.8 million, $156.6 million and $23.2 million during 2004, 2003 and 2002, respectively. Gross realized gains on those sales during 2004, 2003 and 2002 were $41.8 million, $131.4 million and $0.6 million, respectively; gross realized losses were $0.1 million, $0.7 million and $0.2 million, respectively.

   Contractual maturities of available-for-sale debt securities (municipal bonds) at April 30, 2004 occur at varying dates over the next five to ten years. Because expected maturities differ from contractual maturities due to the issuers’ rights to prepay certain obligations or the seller’s rights to call certain obligations, the first call date, put date or auction date for municipal bonds and notes is considered the contractual maturity date.

NOTE 6: MORTGAGE BANKING ACTIVITIES

The Company originates mortgage loans and sells most non-prime loans the same day the loans are funded to Trusts. These Trusts meet the criteria of QSPEs and are therefore not consolidated. The sale is recorded in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). The Trusts purchase the loans from the Company utilizing five warehouse facilities arranged by the Company. As a result of the whole loan sales to the Trusts, the Company removes the mortgage loans from its balance sheet and records the gain on the sale, cash and a beneficial interest in Trusts, which represents the ultimate expected outcome from the disposition of the loans. The beneficial interest in Trusts was $137.8 million and $122.1 million at April 30, 2004 and 2003, respectively. The beneficial interest in Trusts was reclassified from prepaid and other current assets to a non-current asset on the April 30, 2003 balance sheet.
   The Trusts, as directed by their third-party beneficial interest holders, either sell the loans directly to third-party investors or back to the Company to pool the loans for securitization. The decision to complete a whole loan sale or a securitization is dependent on market conditions. If the Trusts choose to sell the mortgage loans, the Company receives cash for its beneficial interest in Trusts. In a securitization transaction, the Trusts transfer the loans to a consolidated subsidiary of the Company, and the Company transfers its beneficial interest in Trusts and the loans to a securitization trust. The securitization trust meets the definition of a QSPE and is therefore not consolidated. The securitization trust issues bonds, which are supported by the cash flows from the pooled loans, to third-party investors. The Company retains an interest in the loans in the form of a residual interest and usually assumes the first risk of loss for credit losses in the loan pool. As the cash flows of the underlying loans and market conditions change, the value of the Company’s residual interest may also change, resulting in either additional unrealized gains or impairment of the value of the residual interests. These residual interests are classified as trading securities and had no balance as of April 30, 2004 and 2003.
   To accelerate the cash flows from its residual interests, the Company securitizes the majority of its residual interests in net interest margin (“NIM”) transactions. In a NIM transaction, the residual interests are transferred to another QSPE (“NIM trust”), which then issues bonds to third-party investors. The proceeds from the bonds are returned to the Company as payment for the residual interests. The bonds are secured by the pooled residual interests and are obligations of the NIM trust. The Company retains a subordinated interest in the NIM trust, and receives cash flows on its residual interest generally after the bonds issued to the third-party investors are paid in full. Residual interests retained from NIM securitizations may also be bundled and sold in a subsequent securitization. These residual interests are classified as available-for-sale securities (see note 5).
   Prime mortgage loans are sold in whole loan sales, servicing released, to third-party buyers.
– 46

Form 10-K – H&R BLOCK

   Activity related to residual interests in securitizations consists of the following:

	(in 000s)

April 30,	2004	2003

Balance, beginning of year	$264,337	$365,371
Additions (resulting from NIM transactions)	9,007	753
Cash received	(193,606)	(140,795)
Cash received on sales of residual interests	(53,391)	(142,486)
Accretion	165,817	145,165
Impairments of fair value	(30,661)	(54,111)
Other	(6,203)	–
Change in unrealized holding gains (losses) arising during the period	55,673	90,440

Balance, end of year	$210,973	$264,337

   The Company sold $23.2 billion and $17.2 billion of mortgage loans in whole loan sales to the Trusts during the years ended April 30, 2004 and 2003, respectively. Gains totaling $716.7 million and $663.6 million were recorded on these sales, respectively.
   Residual interests valued at $328.0 million and $542.5 million were securitized in NIM transactions during the years ended April 30, 2004 and 2003, respectively. Net cash proceeds of $310.4 million and $541.8 million were received from the NIM transactions for the years ended April 30, 2004 and 2003, respectively. Total net additions to residual interests for the years ended April 30, 2004 and 2003 were $9.0 million and $0.8 million, respectively.
   Cash flows from the residual interests of $193.6 million and $140.8 million were received from the securitization trusts for the years ended April 30, 2004 and 2003, respectively. An additional $53.4 million and $142.5 million was received during fiscal years 2004 and 2003, respectively, as a result of the sale of previously securitized residuals, as discussed below. Cash received on the residual interests is included in investing activities on the consolidated statements of cash flows.
   During fiscal year 2004, the Company completed sales of previously securitized residual interests and recorded gains of $40.7 million. Cash proceeds of $53.4 million were received from the transactions and a $1.5 million residual interest was retained. These sales accelerate cash flows from the residual interests, effectively realizing previously recorded unrealized gains included in other comprehensive income.
   During fiscal year 2003, the Company completed the sale of previously securitized residual interests and recorded a gain of $130.9 million on the transaction. Cash proceeds of $142.5 million were received from the transaction and a residual interest of $57.4 million was retained.
   Residual interests are considered available-for-sale securities and are therefore reported at fair value. Gross unrealized holding gains represent the write-up of residual interests as a result of lower interest rates, loan losses or loan prepayments to date than most recently projected in the Company’s valuation models.
   Aggregate net unrealized gains on residual interests, which had not yet been accreted into income, totaled $112.5 million and $98.1 million at April 30, 2004 and 2003, respectively. These unrealized gains are recorded net of deferred taxes in other comprehensive income, and may be recognized in income in future periods either through accretion or upon further securitization of the related residual interest.
   In connection with securitization transactions, the Company, as servicer, generally has a 10% clean-up call option, whereby the Company, at its discretion, may repurchase the outstanding loans in the securitization once the current value of the loans is 10% or less of their original value. During fiscal year 2004, the Company exercised call options on residual interests initially recorded in 1996 and 1999. The outstanding loans were repurchased from the securitization trust, and the proceeds were used to pay off the remaining bondholders. These repurchased loans may be included in future sale transactions. At the time the call options were exercised, the carrying value of the corresponding residual interests was $5.9 million, and is included in “Other” in the rollforward of residual interests above.
   As the Company services non-prime mortgage loans, $216.1 million and $186.9 million in foreclosure advances, escrow advances and principal and interest advances are included in prepaid expenses and other current assets on the consolidated balance sheets as of April 30, 2004 and 2003, respectively.
   Activity related to mortgage servicing rights consists of the following:

	(in 000s)

April 30,	2004	2003

Balance, beginning of year	$99,265	$81,893
Additions	84,274	65,345
Amortization	(69,718)	(47,107)
Impairments of fair value	–	(866)

Balance, end of year	$113,821	$99,265

   Estimated amortization of MSRs for fiscal years 2005, 2006, 2007, 2008 and 2009 is $58.5 million, $29.1 million, $11.3 million, $3.9 million and $.7 million, respectively. The carrying value of MSRs approximates fair value at April 30, 2004 and 2003.
   The key assumptions the Company used to originally estimate the cash flows and values of the residual interests are as follows:

	2004	2003	2002

Estimated annual prepayments	30-90%	30-90%	30-90%
Estimated credit losses	3.63%	3.60%	3.06%
Discount rate	16.25%	13.03%	14.43%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at closing

   The key assumptions the Company used to estimate the cash flows and values of the residual interests and MSRs at April 30 are as follows:

April 30,	2004	2003

Estimated annual prepayments	25-90%	20-90%
Estimated credit losses	4.16%	5.14%
Discount rate – residual interests	19.09%	24.22%
Discount rate – MSRs	12.80%	12.80%
Variable returns to third-party Beneficial interest holders	LIBOR forward curve at valuation date

   Expected static pool credit losses are as follows:

	Mortgage loans securitized in

	2002	2003	2004

April 30, 2004	3.58%	4.35%	3.92%

   Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets outstanding at April 30, 2004.
   At April 30, 2004, the sensitivities of the current fair value of the residuals and MSRs to 10% and 20% adverse changes in the above key assumptions are presented in the table below. These sensitivities are hypothetical and should be
47 –

H&R BLOCK – Form 10-K

used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in this table, the effect of a variation of a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

(dollars in 000s)

	Residential Mortgage Loans

	NIM	Beneficial Interest	Servicing
	Residuals	in Trusts(1)	Assets

Carrying amount/fair value of residuals	$210,973	$137,757	$ 113,821
Weighted average life (in years)	1.4	2.2	1.2
Prepayments (including defaults):
Adverse 10% – $impact on fair value	$6,352	$(3,836)	$ (12,239)
Adverse 20% – $impact on fair value	11,458	(1,967)	(23,003)
Credit losses:
Adverse 10% – $impact on fair value	$(23,156)	$(2,962)	Not applicable
Adverse 20% – $impact on fair value	(47,198)	(5,831)	Not applicable
Discount rate:
Adverse 10% – $impact on fair value	$(4,176)	$(590)	$ (1,545)
Adverse 20% – $impact on fair value	(8,063)	(3,685)	(3,055)
Variable interest rates:
Adverse 10% – $impact on fair value	$(9,597)	$(10,571)	Not applicable
Adverse 20% – $impact on fair value	(18,771)	(21,910)	Not applicable

(1)	Adverse changes are minimized by the Trusts ability to deliver loans into the Company’s forward loan sale commitments. See Item 7a for additional analysis.

  Mortgage loans which have been securitized at April 30, 2004 and 2003, past due sixty days or more and the related net credit losses are presented below:

	(in 000s)

	Total Principal		Principal Amount of Loans		Net Credit Losses
	Amount of Loans Outstanding		60 Days or More Past		(net of recoveries)

	April 30,		Due April 30,		Year ended April 30,

	2004	2003	2004	2003	2004	2003

Residual mortgage loans	$15,732,953	$19,835,641	$1,286,069	$1,308,991	$159,253	$130,065
Warehouse	3,244,141	2,186,224	–	–	–	–

Total loans	$18,977,094	$22,021,865	$1,286,069	$1,308,991	$159,253	$130,065

– 48

Form 10-K – H&R BLOCK

NOTE 7:	GOODWILL AND INTANGIBLE ASSETS
Goodwill and other indefinite life intangible assets were tested for impairment in the fourth quarter of fiscal year 2004. An independent valuation firm was engaged to assist in the test for selected reporting units. No impairment existed at any of the Company’s reporting units.
   In light of unsettled market conditions and the severe decline of comparable business valuations in the investment industry, the Company engaged an independent valuation firm in fiscal year 2003 to perform the goodwill impairment test on the Investment Services segment in accordance with SFAS 142. Based on this valuation, a goodwill impairment charge of $24.0 million was recorded during fiscal year 2003. Also during 2003, the Company’s annual impairment test resulted in an impairment of $11.8 million for a reporting unit within the Business Services segment. No other impairments were identified.
   Changes in the carrying amount of goodwill by segment for the year ended April 30, 2004, are as follows:

(in 000s)

	2003	Additions	Other	2004

U.S. Tax Operations	$130,502	$212,200	$–	$342,702
Mortgage Operations	152,467	–	–	152,467
Business Services	279,650	31,525	–	311,175
Investment Services	145,732	–	–	145,732
International Tax Operations	5,666	849	619	7,134
Corporate Operations	198	10	–	208

Total goodwill	$714,215	$244,584	$619	$959,418

   Additions to goodwill for U.S. Tax Operations include $205.3 million related to asset and stock acquisitions involving former major franchise territories and other acquisitions of $6.9 million. Additions to goodwill for Business Services primarily result from the final contingent payment related to the acquisition of the non-attest assets of McGladrey & Pullen, LLP of $26.7 million.

   The components of intangible assets are as follows:

	(in 000s)

	April 30, 2004		April 30, 2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

U.S. Tax Operations:
Customer relationships	$18,167	$(3,311)	$–	$–
Noncompete agreements	17,069	(5,690)	–	–
Business Services:
Customer relationships	121,229	(56,313)	120,178	(44,192)
Noncompete agreements	27,424	(8,670)	26,909	(6,157)
Trade name – amortizing	1,450	(926)	1,450	(205)
Trade name – non-amortizing	55,637	(4,868)	55,637	(4,868)
Investment Services:
Customer relationships	293,000	(129,408)	293,000	(100,108)
Corporate Operations:
Customer relationships	844	(66)	172	(10)
Noncompete agreements	295	(34)	60	(1)

Total intangible assets	$535,115	$(209,286)	$497,406	$(155,541)

   Amortization of intangible assets for the year ended April 30, 2004, 2003 and 2002 was $54.2 million, $44.5 million and $43.4 million, respectively. Estimated amortization of intangible assets for fiscal years 2005, 2006, 2007, 2008 and 2009 is $52.9 million, $51.9 million, $43.0 million, $41.2 million and $40.0 million, respectively. In fiscal year 2004, the Company wrote off a $0.6 million trade name for a subsidiary in its Business Services segment.

49 –

H&R BLOCK – Form 10-K

NOTE 8: PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	(in 000s)

April 30,	2004	2003

Land	$29,925	$37,614
Buildings	78,136	81,631
Computers and other equipment	498,373	433,649
Capitalized software	137,784	113,826
Leasehold improvements	114,537	107,482

	858,755	774,202
Less: Accumulated depreciation and amortization	579,535	485,608

	$279,220	$288,594

   Depreciation and amortization expense for 2004, 2003 and 2002 was $117.9 million, $117.3 million and $110.9 million, respectively. Included in depreciation and amortization expense is amortization of capitalized software of $28.2 million, $29.9 million and $25.4 million for fiscal years 2004, 2003 and 2002, respectively.
   As of April 30, 2004 and 2003, the Company has property and equipment under capital lease with a cost of $14.1 million and $17.6 million, respectively, and accumulated depreciation of $2.5 million and $4.2 million, respectively. The Company has an agreement to lease real estate and buildings under a noncancelable capital lease for the next 16 years with an option to purchase after three years.

NOTE 9: DERIVATIVE INSTRUMENTS

The Company, in the normal course of business, enters into commitments with its customers to fund both non-prime and prime mortgage loans for specified periods of time at “locked-in” interest rates. These derivative instruments represent commitments to fund loans (“rate-lock equivalents”). The fair value of non-prime loan commitments is calculated using a binomial option model. The fair value of prime loan commitments is calculated based on the current market pricing of short sales of FNMA, FHLMC and GNMA mortgage-backed securities and the coupon rates of the eligible loans. At April 30, 2004 and 2003, the Company recorded a liability of $1.4 million and an asset of $12.5 million, respectively, in receivables on its consolidated balance sheets related to these prime and non-prime commitments. Changes in the fair value totaling a loss of $13.9 million were recognized in gains on sales of mortgage assets for fiscal year 2004. See discussion of SAB 105 in note 1, related to a change in accounting for non-prime loan commitments.
   The Company sells short FNMA, FHLMC and GNMA mortgage-backed securities to reduce its risk related to its commitments to fund fixed-rate prime loans. The position on certain or all of the fixed-rate mortgage loans is closed approximately 10-15 days prior to standard Public Securities Association (“PSA”) settlement dates. At April 30, 2004 the Company recorded assets totaling $2.1 million in prepaid expenses and other current assets on its consolidated balance sheet related to these instruments. Changes in the market value of these instruments are included in gains on sales of mortgage assets and totaled $4.7 million for fiscal year 2004.
   The Company enters into forward loan commitments to sell its non-prime mortgage loans to manage interest rate risk. Forward loan sale commitments for non-prime loans are not considered derivative instruments and are therefore not recorded in our financial statements. The notional value and the contract value of the forward commitments at April 30, 2004 were $4.7 billion and $5.0 billion, respectively.
   The Company entered into an agreement with Household Tax Masters, Inc. (“Household”) during fiscal year 2003, whereby the Company waived its right to purchase any participation interests in and receive license fees relating to RALs during the period January 1 through April 30, 2003. In consideration for waiving these rights, the Company received a series of payments from Household, subject to certain adjustments based on delinquency rates on RALs made by Household through December 31, 2003. This adjustment provision was accounted for as a derivative and was marked-to-market monthly through December 31, 2003. Accordingly, during fiscal year 2004, the Company recognized $6.5 million of revenues related to this instrument. The final settlement in accordance with this agreement was received in January 2004. A receivable of $5.2 million was included on the consolidated balance sheet as of April 30, 2003.
   None of the derivative instruments qualify for hedge accounting treatment as of April 30, 2004 and 2003.

– 50

Form 10-K – H&R BLOCK

NOTE 10:	LONG-TERM DEBT
The components of long-term debt and capital lease obligations at year end are as follows:

	(in 000s)

April 30,	2004	2003

Senior Notes, 8 1/2%, due April 2007	$498,225	$497,625
Senior Notes, 6 3/4%, due November 2004	249,975	249,925
Business Services acquisition obligations, due from August 2004 to January 2008	60,768	115,874
Mortgage notes	–	1,543
Capital lease obligations	12,512	13,013

	821,480	877,980
Less: Current portion	275,669	55,678

	$545,811	$822,302

   On April 13, 2000, the Company issued $500.0 million of 8 1/2% Senior Notes under a shelf registration statement. The Senior Notes are due April 15, 2007, and are not redeemable prior to maturity. The net proceeds of this transaction were used to repay a portion of the short-term borrowings that initially funded the acquisition of OLDE Financial Corporation and Financial Marketing Services, Inc. (collectively, “OLDE”).
   On October 21, 1997, the Company issued $250.0 million of 6 3/4% Senior Notes under a shelf registration statement. The Senior Notes are due November 1, 2004, and are not redeemable prior to maturity. The net proceeds of this transaction were used to repay short-term borrowings, which initially funded the acquisition of Option One Mortgage Corporation (“Option One”).
   The Company has obligations related to Business Services acquisitions of $60.8 million and $115.9 million at April 30, 2004 and 2003, respectively. The current portion of these amounts is included in the current portion of long-term debt on the consolidated balance sheet. The long-term portions are due from August 2005 to January 2008.
   The Company has a capitalized lease obligation of $12.5 million at April 30, 2004 that is collateralized by land and buildings. The obligation is due in 16 years.
   The aggregate payments required to retire long-term debt are $275.7 million, $23.5 million, $510.7 million, $1.1 million, $0.6 million and $9.9 million in 2005, 2006, 2007, 2008, 2009 and beyond, respectively.
   Based upon borrowing rates currently available for indebtedness with similar terms, the fair value of long-term debt was approximately $893.5 million and $915.4 million at April 30, 2004 and 2003, respectively.

NOTE 11:	OTHER NONCURRENT LIABILITIES
The Company has deferred compensation plans that permit directors and certain employees to defer portions of their compensation and accrue income on the deferred amounts. The compensation, together with Company matching of deferred amounts, has been accrued. Included in other noncurrent liabilities are $93.4 million and $65.4 million at April 30, 2004 and 2003, respectively, reflecting the liability under these plans. The Company purchases whole-life insurance contracts on certain director and employee participants to recover distributions made or to be made under the plans and records the cash surrender value of the policies in other noncurrent assets.
   The Company has recorded $280.0 million and $281.7 million for obligations to certain government agencies at April 30, 2004 and 2003, respectively.
   In connection with the Company’s acquisition of the non-attest assets of McGladrey & Pullen, LLP (“M&P”) in August 1999, the Company assumed certain pension liabilities related to M&P’s retired partners. The Company makes payments in varying amounts on a monthly basis. Included in other noncurrent liabilities at April 30, 2004 and 2003 are $17.5 million and $19.5 million, respectively, related to this liability.

NOTE 12: STOCKHOLDERS’ EQUITY

On June 20, 2001, the Company’s Board of Directors declared a two-for-one stock split of its Common Stock in the form of a 100% stock distribution effective August 1, 2001, to shareholders of record as of the close of business on July 10, 2001. All share and per share amounts have been adjusted to reflect the retroactive effect of the stock split.
   The Company is authorized to issue 6.0 million shares of Preferred Stock, without par value. At April 30, 2004, the Company had 5.6 million shares of authorized but unissued Preferred Stock. Of the unissued shares, 0.6 million shares have been designated as Participating Preferred Stock in connection with the Company’s shareholder rights plan.
   On March 8, 1995, the Board of Directors authorized the issuance of a series of 0.5 million shares of nonvoting Preferred Stock designated as Convertible Preferred Stock, without par value. In April 1995, 0.4 million shares of Convertible Preferred Stock were issued in connection with an acquisition. In addition, options to purchase 51,828 shares of Convertible Preferred Stock were issued as a part of the acquisition and 37,399 shares of Convertible Preferred Stock were issued in connection with these options. Each share of Convertible Preferred Stock became convertible on April 5, 1998 into four shares of Common Stock of the Company (eight shares after the August 1, 2001 stock split), subject to adjustment upon certain events. The holders of the Convertible Preferred Stock are not entitled to receive dividends paid in cash, property or securities and, in the event of any dissolution, liquidation or wind-up of the Company, will share ratably with the holders of Common Stock then outstanding in the assets of the Company after any distribution or payments are made to the holders of Participating Preferred Stock or the holders of any other class or series of stock of the Company with preference over the Common Stock.
   The Company grants restricted shares to selected employees under its stock-based compensation plans. Upon the grant of restricted shares, unearned compensation is recorded as an offset to additional paid in capital and is amortized as compensation expense over the restricted period. The balance of unearned compensation related to restricted shares at April 30, 2004 was $15.0 million.
51 –

H&R BLOCK – Form 10-K

NOTE 13:	COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in stockholders’ equity. The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments and the change in the net unrealized gain or loss on available-for-sale marketable securities. Included in stockholders’ equity at April 30, 2004 and 2003, the net unrealized holding gain on available-for-sale securities was $69.7 million and $61.0 million, respectively, and the foreign currency translation adjustment was $(11.8) million and $(24.1) million, respectively. The net unrealized holding gain on available-for-sale securities relates primarily to residual interests in securitizations.

	(in 000s)

Year ended April 30,	2004	2003	2002

Net income	$697,897	$580,064	$434,405
Unrealized gains on securities (less applicable taxes (benefit) of $5,412, ($15,290) and $56,156):
Unrealized holding gains arising during the period (less applicable taxes of $64,174, $70,983 and $58,248)	103,886	114,885	92,629
Less: Reclassification adjustment for gains included in income (less applicable taxes of $58,762, $86,273 and $2,092)	(95,150)	(139,566)	(4,859)
Change in foreign currency translation adjustments	12,355	17,415	(875)

Comprehensive income	$718,988	$572,798	$521,300

NOTE 14:	STOCK-BASED COMPENSATION AND RETIREMENT BENEFITS
The Company has four stock-based compensation plans: the 2003 Long-Term Executive Compensation Plan, the 1989 Stock Option Plan for Outside Directors, the 1999 Stock Option Plan for Seasonal Employees, and the 2000 Employee Stock Purchase Plan (“ESPP”). The shareholders have approved all of the Company’s stock-based compensation plans.
   The 2003 Plan replaced the 1993 Long-Term Executive Compensation Plan, effective July 1, 2003. The 1993 Plan terminated at that time, except with respect to outstanding awards thereunder. The shareholders had approved the 1993 Plan in September 1993 to replace the 1984 Long-Term Executive Compensation Plan, which terminated at that time except with respect to outstanding awards thereunder. Under the 2003 and 1989 plans, options may be granted to selected employees and outside directors to purchase the Company’s Common Stock for periods not exceeding 10 years at a price that is not less than 100% of fair market value on the date of the grant. Options granted under the Plans are exercisable either (1) starting one year after the date of the grant, (2) starting one, two or three years after the date of the grant on a cumulative basis at the annual rate of 331/3% of the total number of option shares, or (3) starting three years after the date of the grant on a cumulative basis at the rate of 40%, 30%, and 30% over the following three years. In addition, certain option grants have accelerated vesting provisions based on the Company’s stock price reaching specified levels.
   Under the 2003 and 1989 plans, restricted shares of the Company’s common stock may be granted to selected employees. Restricted shares granted vest either (1) starting one or three years after the grant on a cumulative basis at an annual rate of 331/3% of the total number of shares, or (2) at the end of three years.
   The 1999 Stock Option Plan for Seasonal Employees provided for the grant of options on June 30, 2003, 2002 and 2001 at the market price on the date of the grant. The options are exercisable during September through November in each of the two years following the calendar year of the grant, subject to certain conditions.

   Changes during the years ended April 30, 2004, 2003 and 2002 under the stock-based compensation plans were as follows:

	(in 000s, except per share amounts)

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	15,772	$32.14	15,910	$26.33	18,908	$20.40
Options granted	3,744	44.05	5,364	44.32	8,816	32.85
Options exercised	(3,927)	29.11	(5,098)	24.65	(9,659)	19.82
Options expired/cancelled	(1,107)	34.51	(404)	34.53	(2,155)	30.21

Options outstanding, end of year	14,482	35.86	15,772	32.14	15,910	26.33

Shares exercisable, end of year	6,668	30.78	6,836	25.21	6,410	20.46
Restricted shares granted	514	43.93	45	44.64	17	36.85
Restricted shares vested	72	23.79	63	21.02	81	19.56
Shares reserved for future option or restricted stock grants, end of year	9,880		14,563		19,523

– 52

Form 10-K – H&R BLOCK

A summary of stock options outstanding and exercisable at April 30, 2004 follows:

	(shares in 000s)

		Outstanding	Exercisable

	Number	Weighted-Average	Weighted-	Number	Weighted-
	Outstanding	Remaining	Average	Exercisable	Average
	at April 30	Contractual Life	Exercise Price	at April 30	Exercise Price

$ 16.13 – 21.91	2,292	4 years	$18.22	2,135	$18.08
$ 22.13 – 27.81	1,693	5 years	25.94	1,092	25.82
$ 32.10 – 39.96	3,447	8 years	33.41	1,613	33.56
$ 40.00 – 46.26	6,814	9 years	44.79	1,828	46.11
$ 47.00 – 58.95	236	10 years	56.60	–	–

	14,482			6,668

   The 2000 ESPP provides the option to purchase shares of the Company’s Common Stock through payroll deductions to a majority of the employees of subsidiaries of the Company. The purchase price of the stock is 90% of the lower of either the fair market value of the Company’s Common Stock on the first trading day within the Option Period or on the last trading day within the Option Period. The Option Periods are six-month periods beginning January 1 and July 1 each year. During fiscal years 2004 and 2003, 127,246 and 93,657 shares, respectively, were purchased under the ESPP out of a total authorized 6.0 million shares.
   For purposes of computing actual fiscal year 2004 compensation expense and the pro forma effects for fiscal years 2003 and 2002 of stock compensation plans under the fair value accounting method, disclosed in note 1, the fair value of each stock option grant or purchase right grant was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $7.58, $8.29 and $5.77, respectively. The weighted-average fair value of purchase rights granted during 2004, 2003 and 2002 was $9.96, $9.02 and $5.88, respectively. The following weighted-average assumptions were used for stock option grants and purchase right grants during the following periods:

Year ended April 30,	2004	2003	2002

Stock option grants:
Risk-free interest rate	1.76%	3.37%	4.48%
Expected life	3 years	4 years	3 years
Expected volatility	31.65%	29.04%	28.81%
Dividend yield	1.65%	1.50%	1.84%
Purchase right grants:
Risk-free interest rate	.97%	1.45%	2.70%
Expected life	6 months	6 months	6 months
Expected volatility	38.14%	44.38%	33.07%
Dividend yield	1.55%	1.60%	1.60%

   The Company has 401(K) defined contribution plans covering all full-time employees following the completion of an eligibility period. Company contributions to these plans are discretionary and totaled $28.9 million, $20.7 million and $15.5 million for fiscal years 2004, 2003 and 2002, respectively.

NOTE 15: SHAREHOLDER RIGHTS PLAN

On July 25, 1998, the rights under a shareholder rights plan, adopted by the Company’s Board of Directors on March 25, 1998, became effective. The 1998 plan was adopted to deter coercive or unfair takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders. Under the 1998 plan, a dividend of one right (a “Right”) per share was declared and paid on each share of the Company’s Common Stock outstanding on July 25, 1998. Rights automatically attach to shares issued after such date.
   Under the 1998 plan, a Right becomes exercisable when a person or group of persons acquires beneficial ownership of 15% or more of the outstanding shares of the Company’s Common Stock without the prior written approval of the Company’s Board of Directors (an “Unapproved Stock Acquisition”), and at the close of business on the tenth business day following the commencement of, or the public announcement of an intent to commence, a tender offer that would result in an Unapproved Stock Acquisition. The Company may, prior to any Unapproved Stock Acquisition, amend the plan to lower such 15% threshold to not less than the greater of (1) any percentage greater than the largest percentage of beneficial ownership by any person or group of persons then known by the Company, and (2) 10% (in which case the acquisition of such lower percentage of beneficial ownership then constitutes an Unapproved Stock Acquisition and the Rights become exercisable). When exercisable, the registered holder of each Right may purchase from the Company one two-hundredth of a share of a class of the Company’s Participating Preferred Stock, without par value, at a price of $107.50, subject to adjustment. The registered holder of each Right then also has the right (the “Subscription Right”) to purchase for the exercise price of the Right, in lieu of shares of Participating Preferred Stock, a number of shares of the Company’s Common Stock having a market value equal to twice the exercise price of the Right. Following an Unapproved Stock Acquisition, if the Company is involved in a merger, or 50% or more of the Company’s assets or earning power are sold, the registered holder of each Right has the right (the “Merger Right”) to purchase for the exercise price of the Right a number of shares of the common stock of the surviving or purchasing company having a market value equal to twice the exercise price of the Right.
   After an Unapproved Stock Acquisition, but before any person or group of persons acquires 50% or more of the outstanding shares of the Company’s Common Stock, the Board of Directors may exchange all or part of the then outstanding and exercisable Rights for Common Stock at an exchange ratio of one share of Common Stock per Right (the “Exchange”). Upon any such Exchange, the right of any holder to exercise a Right terminates. Upon the occurrence of any of the events giving rise to the exercisability of the Subscription Right or the
53 –

H&R BLOCK – Form 10-K

Merger Right or the ability of the Board of Directors to effect the Exchange, the Rights held by the acquiring person or group under the new plan will become void as they relate to the Subscription Right, the Merger Right or the Exchange.
   The Company may redeem the Rights at a price of $.000625 per Right at any time prior to the earlier of (1) an Unapproved Stock Acquisition, or (2) the expiration of the rights. The Rights under the plan will expire on March 25, 2008, unless extended by the Board of Directors. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including the right to vote or to receive dividends. The issuance of the Rights alone has no dilutive effect and does not affect reported earnings per share.

NOTE 16: INTEREST INCOME AND INTEREST EXPENSE

The components of interest income are as follows:

	(in 000s)

Year ended April 30,	2004	2003	2002

Mortgage loans	$5,064	$5,421	$6,609
Accretion – residual interests	168,029	145,165	50,583
Accretion – beneficial interest	167,705	103,294	70,668
Broker-dealer activities	33,408	37,300	67,849
Other	4,858	6,005	10,724

	$379,064	$297,185	$206,433

   The components of interest expense are as follows:

	(in 000s)

Year ended April 30,	2004	2003	2002

Acquisition debt	$68,816	$72,766	$79,002
Accretion of liabilities and other	7,517	7,724	12,588
RAL-related	4,482	3,244	3,902
Mortgage loans	1,836	3,229	4,955
Margin lending	1,358	4,830	14,744
Loans to franchises	547	851	950

	$84,556	$92,644	$116,141

NOTE 17: INCOME TAXES

The components of income upon which domestic and foreign income taxes have been provided are as follows:

	(in 000s)

Year ended April 30,	2004	2003	2002

Domestic	$1,151,632	$976,078	$709,940
Foreign	12,525	10,999	6,900

	$1,164,157	$987,077	$716,840

   Deferred income tax provisions (benefits) reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The current and deferred components of taxes on income are as follows:

	(in 000s)

Year ended April 30,	2004	2003	2002

Current
Federal	$421,787	$415,083	$335,082
State	41,169	29,608	33,116
Foreign	577	8,056	3,925

	463,533	452,747	372,123

Deferred:
Federal	(3,305)	(42,512)	(80,275)
State	(323)	(2,534)	(8,416)
Foreign	(4)	(688)	(997)

	(3,632)	(45,734)	(89,688)

Total provision for income taxes before change in accounting principle	459,901	407,013	282,435
Income tax on cumulative effect of change in accounting principle	(4,031)	–	–
Income tax included in comprehensive income	5,412	(15,290)	56,156

Total provision for income taxes	$461,282	$391,723	$338,591

   Unremitted earnings of foreign subsidiaries totaled $89.5 million at April 30, 2004. Management intends to indefinitely reinvest foreign earnings, therefore, a provision has not been made for income taxes which might be payable upon remittance of such earnings. Moreover, due to the availability of foreign income tax credits, management believes the amount of federal income taxes would be immaterial in the event foreign earnings were repatriated.
– 54

Form 10-K – H&R BLOCK

   The following table reconciles the federal statutory tax expense to the Company’s income tax expense:

	(dollars in 000s)

Year ended April 30,	2004	2003	2002

Statutory tax	$407,455	$345,477	$250,894
Increases (reductions) in income taxes resulting from:
State income taxes, net of Federal income tax benefit	27,408	25,978	16,433
Amortization and impairment of goodwill and intangibles	10,893	23,337	11,023
Other	14,145	12,221	4,085

Total income tax expense	$459,901	$407,013	$282,435

Effective tax rate	39.5%	41.2%	39.4%

   The components of deferred taxes are as follows:

	(in 000s)

Year ended April 30,	2004	2003

Gross deferred tax assets:
Accrued expenses	$46,097	$58,635
Allowance for credit losses	23,099	35,817

Current	69,196	94,452

Deferred compensation	34,723	24,940
Residual interest income	210,826	197,747
Depreciation	5,612	–

Noncurrent	251,161	222,687

Gross deferred tax liabilities:
Accrued income	(15,040)	(24,865)

Current	(15,040)	(24,865)

Mortgage servicing rights	(38,005)	(39,339)
Amortization of intangibles	(31,985)	(19,451)
Depreciation	–	(494)

Noncurrent	(69,990)	(59,284)

Net deferred tax assets (liabilities)	$235,327	$232,990

The Company believes the net deferred tax asset of $235.3 million is realizable. The Company has federal taxable income in excess of $1.9 billion and substantial state taxable income in the carry-back period, as well as a history of growth in earnings and prospects for continued earnings growth. Deferred taxes and taxes payable have been reclassified for a change in method of income tax reporting initiated by the Company during fiscal year 2004 resulting in an increase to total assets and liabilities of $163.4 million at April 30, 2003.

NOTE 18: SUPPLEMENTAL CASH FLOW INFORMATION

The Company made the following cash payments:

	(in 000s)

Year ended April 30,	2004	2003	2002

Income taxes paid	$331,635	$247,057	$236,784
Interest paid	84,551	84,094	105,072

The Company characterized the following as non-cash investing activities:

	(in 000s)

Year ended April 30,	2004	2003	2002

Additions to residual interests	$9,007	$753	$26,057
Residual interest mark-to-market	167,065	38,880	148,188

NOTE 19: COMMITMENTS, CONTINGENCIES AND RISKS

Commitments and contingencies: At April 30, 2004, the Company maintained a $2.0 billion back-up credit facility to support the commercial paper program and for general corporate purposes. The annual facility fee required to support the availability of this facility is eleven basis points per annum on the unused portion of the facility. Among other provisions, the credit agreement limits the Company’s indebtedness.
   The Company maintains a revolving credit facility in an amount not to exceed $125.0 million (Canadian) in Canada to support a commercial paper program with varying borrowing levels throughout the year, reaching its peak during February and March for the Canadian tax season.
   The Company offers guarantees under its POM program to tax clients whereby the Company will assume the cost, subject to certain limits, of additional tax assessments, up to a cumulative per client limit of $5,000, attributable to tax return preparation error for which the Company is responsible. The Company now defers all revenues and direct costs associated with these guarantees, recognizing these amounts over the term of the guarantee based upon historic and actual payment of claims. The related current asset is included in prepaid expenses and other current assets. The related liability is included in accounts payable, accrued expenses and other on the consolidated balance sheets. The related noncurrent asset and liability are included in other assets and other noncurrent liabilities, respectively, on the consolidated balance sheets. A loss on these POM guarantees would be recognized if the sum of expected costs for services exceeded unearned revenue. The deferred revenue liability increased in fiscal year 2004 by $61.5 million due to the change in accounting principle. The
55 –

H&R BLOCK – Form 10-K

changes in the deferred revenue liability for the fiscal years ended April 30, 2004 and 2003 are as follows:

	(in 000s)

April 30,	2004	2003

Balance, beginning of year	$49,280	$44,982
Amounts deferred for new guarantees issued	81,803	28,854
Revenue recognized on previous deferrals	(69,522)	(24,556)
Adjustment resulting from change in accounting principle	61,487	–

Balance, end of year	$123,048	$49,280

   The Company has commitments to fund mortgage loans to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments to fund loans amounted to $2.6 billion at April 30, 2004 and 2003, respectively. External market forces impact the probability of commitments being exercised, and therefore, total commitments outstanding do not necessarily represent future cash requirements.
   The Company is responsible for servicing mortgage loans for others of $36.5 billion and subservicing loans of $8.8 billion at April 30, 2004.
   The Company has entered into whole loan sale agreements with investors in the normal course of business, which include standard representations and warranties customary to the mortgage banking industry. The Company has commitments to sell loans of $4.7 billion and $1.5 billion as of April 30, 2004 and 2003, respectively.
   Violations of these representations and warranties may require the Company to repurchase loans previously sold. In accordance with these loan sale agreements, the Company repurchased loans with an outstanding principal balance of $192.3 million and $182.0 million during the fiscal years ended April 30, 2004 and 2003, respectively. A liability has been established related to the potential loss on repurchase of loans previously sold of $25.2 million and $18.9 million at April 30, 2004 and 2003, respectively. Repurchased loans are normally sold in subsequent sale transactions. On an ongoing basis, management monitors the adequacy of this liability, which is established upon the initial sale of the loans, and is included in accounts payable, accrued expenses and deposits in the consolidated balance sheets. In determining the adequacy of the recourse liability, management considers such factors as known problem loans, underlying collateral values, historical loan loss experience, assessment of economic conditions and other appropriate data to identify the risks in the mortgage loans held for sale.
   The Company is required, under the terms of its securitizations, to build and/or maintain overcollateralization (“OC”) to specified levels, using the excess cash flows received, until specified percentages of the securitized portfolio are attained. The Company funds the OC account from the proceeds of the sale. Future cash flows to the residual holder are used to amortize the bonds until a specific percentage of either the original or current balance is retained, which is specified in the securitization agreement. The bondholders’ recourse to the Company for credit losses is limited to the excess cash flows received and the amount of OC held by the trust. Upon maturity of the bonds, any remaining amounts in the trust are distributed. The estimated future cash flows to be distributed to the Company are included as part of the residual valuation and are valued upon distribution from the OC account. As of April 30, 2004 and 2003, $316.0 million and $309.6 million, respectively, was maintained in various OC accounts. These accounts are not assets of the Company and are not reflected in the accompanying consolidated financial statements.
   Option One Mortgage Corporation provides a guarantee up to a maximum amount equal to approximately 10% of the aggregate principal balance of mortgage loans held by the Trusts before ultimate disposition of the loans by the Trusts. This guarantee would be called upon in the event adequate proceeds were not available from the sale of the mortgage loans to satisfy the current or ultimate payment obligations of the Trusts. No losses have been sustained on this commitment since its inception. The total principal amount of Trust obligations outstanding as of April 30, 2004 and 2003 was $3.2 billion and $2.2 billion, respectively. The fair value of mortgage loans held by the Trusts as of April 30, 2004 and 2003 was $3.3 billion and $2.3 billion, respectively.
   The Company is required, in the event of non-delivery of customers’ securities owed to it by other broker-dealers or by its customers, to purchase identical securities in the open market. Such purchases could result in losses not reflected in the accompanying consolidated financial statements.
   As of April 30, 2004, the Company had pledged securities totaling $46.3 million, which satisfied margin deposit requirements of $38.5 million.
   The Company monitors the credit standing of brokers and dealers and customers with whom it does business. In addition, the Company monitors the market value of collateral held and the market value of securities receivable from others, and seeks to obtain additional collateral if insufficient protection against loss exists.
   The Company and its subsidiaries have various contingent purchase price obligations in connection with prior acquisitions. In many cases, contingent payments to be made in connection with these acquisitions are not subject to a stated limit. The Company estimates the potential payments (undiscounted) total approximately $7.8 million as of April 30, 2004. The Company’s estimate is based on current financial conditions. Should actual results differ materially from the assumptions, the potential payments will differ from the above estimate. Such payments, if and when paid, would be recorded as additional goodwill.
   At April 30, 2004, the Company had a receivable from M&P of $5.8 million. This amount is included in receivables in the consolidated balance sheet. Commitments exist to loan M&P up to $40.0 million at April 30, 2004, which is the lower of the value of their accounts receivable, work-in-process and fixed assets or $40.0 million, on a revolving basis through July 31, 2004, subject to certain termination clauses. This revolving facility bears interest at prime rate plus four and one-half percent on the outstanding amount and a commitment fee of one-half percent per annum on the unused portion of the commitment. The loan is fully secured by the accounts receivable, work-in-process and fixed assets of M&P. The Company anticipates entering into a new revolving facility, which will extend the loan past July 31, 2004.
   The Company has contractual commitments to fund certain franchises requesting Franchise Equity Lines of Credit (“FELCs”). The commitment to fund FELCs as of April 30, 2004 totaled $27.0 million, with a related receivable balance of $35.9 million included in the consolidated balance sheets. The receivable represents the amount drawn on the FELCs as of April 30, 2004.
   The Company is self-insured for certain risks, including certain employee health and benefit, workers’ compensation, property and general liability claims, and claims related to its POM program. In fiscal year 2004, the Company issued two standby letters of credit to servicers paying claims related to the Company’s worker’s compensation and POM programs. These letters of credit are for amounts not to exceed $0.9 million and $3.6 million, respectively. At April 30, 2004 there were no balances outstanding on these letters of credit.
   During fiscal year 2004, the Company announced plans to construct a new world headquarters facility in downtown Kansas City, Missouri. The Company is in negotiations to enter into contractual commitments with the City of Kansas City and a general contractor for the construction of the building. As of April 30, 2004, no commitment for the total cost of the building had been negotiated. The Company expects the total expenditure associated with this building to be in the
– 56

Form 10-K – H&R BLOCK

range of $140 million to $160 million, and to be paid out over the next three fiscal years.
   The Company and its subsidiaries routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Other guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counter parties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by Federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of the Company’s directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against the Company or its subsidiaries and the ultimate liability related to any such claims, if any, is difficult to predict. While management cannot provide assurance the Company and its subsidiaries will ultimately prevail in the event any such claims are asserted, management believes the fair value of these guarantees and indemnifications is not material as of April 30, 2004.
   Substantially all of the operations of the Company’s subsidiaries are conducted in leased premises. Most of the operating leases are for a three-year period with renewal options and provide for fixed monthly rentals.
   Future minimum lease commitments at April 30, 2004 are as follows:

(in 000s)

2005	$199,292
2006	150,441
2007	107,944
2008	56,694
2009	34,915
2010 and beyond	48,597

$597,883

   The Company’s rent expense for fiscal years 2004, 2003 and 2002 totaled $239.8 million, $211.7 million and $190.4 million, respectively.
   In the regular course of business, the Company is subject to routine examinations by Federal, state and local taxing authorities. In management’s opinion, the disposition of matters raised by such taxing authorities, if any, in such tax examinations would not have a material adverse impact on the Company’s consolidated financial statements.
   Risks: Loans to borrowers who do not meet traditional underwriting criteria (non-prime borrowers) present a higher level of risk of default than federal agency prime loans, because of the increased potential for default by borrowers who may have previous credit problems or who do not have any credit history. Loans to non-prime borrowers also involve additional liquidity risks, as these loans generally have a more limited secondary market than prime loans. The actual rates of delinquencies, foreclosures and losses on loans to non-prime borrowers could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general. While the Company believes the underwriting procedures and appraisal processes it employs enable it to mitigate certain risks inherent in loans made to these borrowers, no assurance can be given that such procedures or processes will afford adequate protection against such risks.
   Commitments to fund loans involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the financial statements. Credit risk is mitigated by the Company’s evaluation of the creditworthiness of potential borrowers on a case-by-case basis.
   Risks to the stability of Mortgage Operations include external events impacting the asset-backed securities market, such as the level of and fluctuations in interest rates, real estate and other asset values, changes in the securitization market and competition.

NOTE 20: LITIGATION COMMITMENTS AND CONTINGENCIES

The Company has been involved in a number of RAL class actions and putative RAL class action cases since 1990. Although the Company has successfully defended many such cases, it incurred a pretax expense of $43.5 million in fiscal year 2003 in connection with the settlement of one such case. Several of these cases are still pending and the amounts claimed in some of them is very substantial. To avoid the uncertainty of litigation and the diversion of resources and personnel resulting from the lawsuits, the Company, the lending bank, and the plaintiffs in the case Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., et al. (renamed Lynne A. Carnegie, et al. v. H&R Block, Inc., et al.), Case No. 98-C-2178 in the United States District Court for Northern Illinois, had agreed to a settlement class and a settlement of RAL-related claims on a nationwide basis. Under that settlement, the Company and the lending bank agreed to each pay $12.5 million toward a $25.0 million settlement fund for the benefit of the class members. The settlement was approved by the District Court in February 2001. Certain class members who had objected to the settlement appealed the order approving the settlement to the Seventh Circuit Court of Appeals. In April 2002, the Court of Appeals reversed the District Court’s order approving the settlement and remanded the matter back to the District Court for further consideration of the fairness and adequacy of the proposed settlement by a new District Court judge. In April 2003, the District Court judge declined to approve the $25.0 million settlement, finding that counsel for the settlement plaintiffs had been inadequate representatives of the plaintiff class and failed to sustain their burden of showing that the settlement was fair. The judge subsequently appointed new counsel for the plaintiffs who filed an amended complaint and a motion for partial summary judgment. In March 2004, the court either dismissed or decertified all of the plaintiffs’ claims other than part of one count alleging violations of the racketeering and conspiracy provision of the Racketeer Influenced and Corrupt Organizations act. The Company intends to continue defending the case and the remaining RAL class action litigation vigorously, but there are no assurances as to their outcome. We have accrued our best estimate of the probable loss related to the RAL cases.
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
57 –

H&R BLOCK – Form 10-K

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
   In addition to the aforementioned cases, the Company and its subsidiaries have from time to time been parties to claims and lawsuits arising out of such subsidiaries’ business operations, including other claims and lawsuits relating to RALs, and claims and lawsuits concerning the preparation of customers’ income tax returns, the electronic filing of income tax returns, the fees charged customers for various services, the Peace of Mind guarantee program associated with income tax return preparation services, the Express IRA program, relationships with franchisees, contract disputes and civil actions, arbitrations, regulatory inquiries and class actions arising out of our business as a broker-dealer. Such lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. The Company’s management considers these cases to be ordinary, routine litigation incidental to its business, believes the Company and its subsidiaries have meritorious defenses to each of them and is defending, or intends to defend, them vigorously. While management cannot provide assurance the Company and its subsidiaries will ultimately prevail in each instance, management believes that amounts, if any, required to be paid by the Company and its subsidiaries in the discharge of liabilities or settlements will not have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position. Regardless of outcome, claims and litigation can adversely affect the Company and its subsidiaries due to defense costs, diversion of management and publicity related to such matters.
   It is the Company’s policy to accrue for amounts related to legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. Many of the various legal proceedings are covered in whole, or in part, by insurance.

NOTE 21: SEGMENT INFORMATION

The principal business activity of the Company’s operating subsidiaries is providing tax and financial services and products to the general public. Management has determined the reportable segments identified below according to types of services offered, geographic locations in which operations are conducted, and the manner in which operational decisions are made. The Company operates in the following reportable segments:
   U.S. Tax Operations: This segment is primarily engaged in providing tax return preparation, filing and related services and products in the United States. Segment revenues include fees earned for tax-related services performed at company-owned tax offices, royalties from franchise offices, sales of tax preparation and other software, fees from online tax preparation, and payments related to RALs. This segment includes the Company’s tax preparation software – TaxCut® from H&R Block, and other personal productivity software offered to the general public, and offers online do-it-yourself-tax preparation, online tax advice to the general public through the www.hrblock.com website and online drop-off (whereby the client fills out an online tax organizer and sends it to a tax professional for preparation). Revenues of this segment are seasonal in nature.
   Mortgage Operations: This segment is primarily engaged in the origination of non-prime mortgage loans, sales and securitizations of mortgage assets and servicing of non-prime loans in the United States. This segment mainly offers, through a network of mortgage brokers, a flexible product line to borrowers who are creditworthy but do not meet traditional underwriting criteria. Prime mortgage loan products, as well as the same flexible product line available through brokers, are offered through H&R Block Mortgage Corporation retail offices and some other retail offices.
   Business Services: This segment offers middle-market companies accounting, tax and consulting services, wealth management, retirement resources, payroll services, corporate finance, and financial process outsourcing. This segment offers services through offices located throughout the United States. Revenues of this segment are seasonal in nature.
   Investment Services: This segment is primarily engaged in offering investment services and securities products through H&R Block Financial Advisors, Inc., a full-service securities broker, to the general public. Investment advice and services are primarily offered through H&R Block Financial Advisors branch offices.
   International Tax Operations: This segment is primarily engaged in providing local tax return preparation, filing, and related services to the general public in Canada, Australia and the United Kingdom. In addition, International Tax Operations prepares U.S. tax returns for U.S. citizens living abroad. Tax-related service revenues include fees from company-owned tax offices and royalties from franchised offices. Revenues of this segment are seasonal in nature. The majority of the foreign countries in which subsidiaries of the Company operate, which are individually immaterial, are included within this segment.
   Corporate Operations: This segment consists primarily of corporate support departments that provide services to the Company’s operating segments. These support departments consist of marketing, information technology, facilities, human resources, executive, legal, finance, government relations and corporate communications. These support department costs are largely allocated to the Company’s operating segments. The Company’s captive insurance, franchise financing and small business initiative subsidiaries are also included within this segment.
   Identifiable assets: Identifiable assets are those assets, including goodwill and intangible assets, associated with each reportable segment. The remaining assets are classified as corporate assets and consist primarily of cash, marketable securities and equipment.
– 58

Form 10-K – H&R BLOCK

   Information concerning the Company’s operations by reportable segment as of and for the years ended April 30, 2004, 2003 and 2002 is as follows:

(in 000s)

Year ended April 30,	2004	2003	2002

REVENUES:
U.S. Tax Operations	$2,093,617	$1,861,681	$1,831,274
Mortgage Operations	1,281,399	1,165,411	702,333
Business Services	499,210	434,140	416,926
Investment Services	229,470	200,794	250,685
International Tax Operations	97,560	85,082	78,710
Corporate Operations	4,314	(651)	5,773

	$4,205,570	$3,746,457	$3,285,701

INCOME (LOSS) BEFORE TAXES:
U.S. Tax Operations	$627,592	$547,078	$533,468
Mortgage Operations	678,261	693,950	339,388
Business Services	19,321	(14,118)	22,716
Investment Services	(64,446)	(128,292)	(54,862)
International Tax Operations	11,097	10,464	7,093
Corporate Operations	(107,668)	(122,005)	(130,963)

	$1,164,157	$987,077	$716,840

DEPRECIATION AND AMORTIZATION:
U.S. Tax Operations	$73,029	$58,131	$59,258
Mortgage Operations	24,428	21,703	14,753
Business Services	23,104	23,134	21,390
Investment Services	47,285	53,984	52,182
International Tax Operations	3,250	3,356	4,854
Corporate Operations	942	1,513	2,949

	$172,038	$161,821	$155,386

Goodwill impairments:
Business Services	–	11,777	–
Investment Services	–	24,000	–

	–	35,777	–

	$172,038	$197,598	$155,386

(in 000s)

Year ended April 30,	2004	2003	2002

CAPITAL EXPENDITURES:
U.S. Tax Operations	$46,729	$62,383	$58,683
Mortgage Operations	28,176	38,204	23,087
Business Services	18,003	15,248	10,676
Investment Services	14,278	15,562	10,268
International Tax Operations	3,475	3,086	4,407
Corporate Operations	16,912	16,414	4,654

	$127,573	$150,897	$111,775

IDENTIFIABLE ASSETS:
U.S. Tax Operations	$622,884	$281,340	$269,476
Mortgage Operations	1,200,928	1,320,233	1,387,774
Business Services	636,492	674,566	665,018
Investment Services	1,685,190	1,489,297	1,656,469
International Tax Operations	40,390	33,142	47,820
Corporate Operations	1,194,142	968,730	358,083

	$5,380,026	$4,767,308	$4,384,640

59 –

H&R BLOCK – Form 10-K

NOTE 22: QUARTERLY FINANCIAL DATA (UNAUDITED)

	(in 000s, except per share amounts)

Fiscal Year 2004 Quarter Ended	April 30, 2004	January 31, 2004	October 31, 2003	July 31, 2003	Total

Revenues	$2,191,793	$959,541	$562,912	$491,324	$4,205,570

Income before taxes	952,074	176,120	17,134	18,829	1,164,157
Income taxes	376,439	69,394	6,758	7,310	459,901

Net income before change in accounting principle	575,635	106,726	10,376	11,519	704,256
Cumulative effect of change in accounting principle	–	–	–	(6,359)	(6,359)

Net income	$575,635	$106,726	$10,376	$5,160	$697,897

Basic earnings per share:
Before change in accounting principle	$3.30	$.60	$.06	$.06	$3.98
Net income	3.30	.60	.06	.03	3.94
Diluted earnings per share:
Before change in accounting principle	$3.23	$.59	$.06	$.06	$3.90
Net income	3.23	.59	.06	.03	3.86
Dividends per share	$.20	$.20	$.20	$.18	$.78
Stock price range:
High	$61.00	$60.18	$48.36	$46.00	$61.00
Low	44.50	47.14	40.55	36.30	36.30

	(in 000s, except per share amounts)

Fiscal Year 2003 Quarter Ended	April 30, 2003	January 31, 2003	October 31, 2002	July 31, 2002	Total

Revenues	$1,909,755	$949,272	$465,041	$422,389	$3,746,457

Income (loss) before taxes (benefit)	842,294	222,934	(62,245)	(15,906)	987,077
Income taxes (benefit)	347,652	90,621	(24,898)	(6,362)	407,013

Net income (loss)	$494,642	$132,313	$(37,347)	$(9,544)	$580,064

Basic earnings per share	$2.76	$.74	$(.21)	$(.05)	$3.23
Diluted earnings per share	2.71	.73	(.21)	(.05)	3.15
Dividends per share	$.18	$.18	$.18	$.16	$.70
Stock price range:
High	$44.35	$43.05	$53.15	$48.28	$53.15
Low	35.47	30.74	37.45	40.00	30.74

   Quarterly revenues for fiscal year 2004 and 2003 in the table above have been adjusted from the reported amounts on Form 10-Q. Reclassifications between revenues and expenses were made in the fourth quarter of fiscal year 2004 which related to previous quarters in fiscal year 2004. The prior year quarters were adjusted to conform to the current period presentation. Net income did not change in any quarter as a result of these adjustments. Additionally, upon adoption of EITF 00-21 in the second quarter of fiscal year 2004, the first quarter results were restated.
   The accumulation of four quarters in fiscal years 2004 and 2003 for earnings per share may not equal the related per share amounts for the years ended April 30, 2004 and 2003 due to the repurchase of treasury shares, the timing of the exercise of stock options, and the antidilutive effect of stock options in the first two quarters.

NOTE 23: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Block Financial Corporation (“BFC”) is an indirect, wholly-owned subsidiary of the Company. BFC is the Issuer and the Company is the Guarantor of the $250.0 million 6 3/4% Senior Notes issued on October 21, 1997 and of the $500.0 million 8 1/2% Senior Notes issued on April 13, 2000. The Company’s guarantee is full and unconditional. The following condensed consolidating financial statements present separate information for BFC, the Company and for the Company’s other subsidiaries, and should be read in conjunction with the consolidated financial statements of the Company.
   These condensed consolidating financial statements have been prepared using the equity method of accounting. Income of subsidiaries is, therefore, reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholder’s equity and other intercompany balances and transactions.
– 60

Form 10-K – H&R BLOCK

Condensed Consolidating Income Statements

	(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2004	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Total revenues	$–	$1,802,461	$2,404,669	$(1,560)	$4,205,570

Expenses:
Compensation & benefits	–	465,839	1,144,544	(280)	1,610,103
Occupancy & equipment	–	79,399	305,226	(3)	384,622
Interest	–	45,580	38,976	–	84,556
Depreciation & amortization	–	72,482	99,556	–	172,038
Marketing & advertising	–	42,664	146,117	(464)	188,317
Supplies, freight & postage	–	19,555	69,634	–	89,189
Other	–	382,073	140,809	(440)	522,442

	–	1,107,592	1,944,862	(1,187)	3,051,267

Operating income	–	694,869	459,807	(373)	1,154,303
Other income, net	1,164,157	–	9,854	(1,164,157)	9,854

Income before taxes	1,164,157	694,869	469,661	(1,164,530)	1,164,157
Income taxes	459,901	280,956	179,092	(460,048)	459,901

Income before change in accounting	704,256	413,913	290,569	(704,482)	704,256
Cumulative effect of change in accounting	(6,359)	–	(6,359)	6,359	(6,359)

Net income	$697,897	$413,913	$284,210	$(698,123)	$697,897

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2003	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Total revenues	$–	$1,567,917	$2,180,009	$(1,469)	$3,746,457

Expenses:
Compensation & benefits	–	391,603	995,867	261	1,387,731
Occupancy & equipment	–	73,837	272,123	–	345,960
Interest	–	62,294	30,350	–	92,644
Depreciation & amortization	–	101,613	95,985	–	197,598
Marketing & advertising	–	34,612	117,110	(875)	150,847
Supplies, freight & postage	–	21,717	67,031	–	88,748
Other	–	256,004	247,518	(835)	502,687

	–	941,680	1,825,984	(1,449)	2,766,215

Operating income	–	626,237	354,025	(20)	980,242
Other income, net	987,077	–	6,835	(987,077)	6,835

Income before taxes	987,077	626,237	360,860	(987,097)	987,077
Income taxes	407,013	265,079	141,926	(407,005)	407,013

Net income	$580,064	$361,158	$218,934	$(580,092)	$580,064

61 –

H&R BLOCK – Form 10-K

Year Ended April 30,	H&R Block, Inc.	BFC	Other		Consolidated
2002	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Total revenues	$–	$1,187,955	$2,112,438	$(14,692)	$3,285,701

Expenses:
Compensation & benefits	–	323,600	974,622	(63)	1,298,159
Occupancy & equipment	–	65,305	240,015	67	305,387
Interest	–	100,800	15,341	–	116,141
Depreciation & amortization	–	69,497	85,889	–	155,386
Marketing & advertising	–	20,642	136,342	(1,255)	155,729
Supplies, freight & postage	–	15,000	60,804	(94)	75,710
Other	–	291,986	184,993	(13,218)	463,761

	–	886,830	1,698,006	(14,563)	2,570,273

Operating income	–	301,125	414,432	(129)	715,428
Other income, net	716,840	(2,028)	3,440	(716,840)	1,412

Income before taxes	716,840	299,097	417,872	(716,969)	716,840
Income taxes	282,435	123,884	158,602	(282,486)	282,435

Net income	$434,405	$175,213	$259,270	$(434,483)	$434,405

Condensed Consolidating Balance Sheets

	(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2004	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Cash & cash equivalents	$–	$132,076	$939,600	$–	$1,071,676
Cash & cash equivalents – restricted	–	532,201	13,227	–	545,428
Receivables from customers, brokers and dealers, net	–	625,076	–	–	625,076
Receivables, net	180	168,879	178,851	–	347,910
Intangible assets and goodwill, net	–	461,791	823,456	–	1,285,247
Investments in subsidiaries	4,291,693	205	297	(4,291,693)	502
Other assets	(145)	1,115,435	389,270	(373)	1,504,187

Total assets	$4,291,728	$3,035,663	$2,344,701	$(4,292,066)	$5,380,026

Accounts payable to customers, brokers and dealers	$–	$1,065,793	$–	$–	$1,065,793
Long-term debt	–	498,225	47,586	–	545,811
Other liabilities	15,879	509,151	1,345,822	561	1,871,413
Net intercompany advances	2,378,840	(327,834)	(2,050,445)	(561)	–
Stockholders’ equity	1,897,009	1,290,328	3,001,738	(4,292,066)	1,897,009

Total liabilities and stockholders’ equity	$4,291,728	$3,035,663	$2,344,701	$(4,292,066)	$5,380,026

– 62

Form 10-K – H&R BLOCK

	(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2003	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Cash & cash equivalents	$–	$180,181	$695,172	$–	$875,353
Cash & cash equivalents – restricted	–	420,787	17,455	–	438,242
Receivables from customers, brokers and dealers, net	–	517,037	–	–	517,037
Receivables, net	168	171,612	231,417	–	403,197
Intangible assets and goodwill, net	–	491,091	564,989	–	1,056,080
Investments in subsidiaries	3,546,734	215	1,105	(3,546,734)	1,320
Other assets	(1,321)	1,182,521	293,930	949	1,476,079

Total assets	$3,545,581	$2,963,444	$1,804,068	$(3,545,785)	$4,767,308

Accounts payable to customers, brokers and dealers	$–	$862,694	$–	$–	$862,694
Long-term debt	–	747,550	74,752	–	822,302
Other liabilities	2,654	360,125	1,055,860	(36)	1,418,603
Net intercompany advances	1,879,218	125,627	(2,005,346)	501	–
Stockholders’ equity	1,663,709	867,448	2,678,802	(3,546,250)	1,663,709

Total liabilities and stockholders’ equity	$3,545,581	$2,963,444	$1,804,068	$(3,545,785)	$4,767,308

Condensed Consolidating Statements of Cash Flows

	(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2004	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Net cash provided by operating activities:	$64,782	$184,949	$677,076	$–	$926,807

Cash flows from investing activities:
Purchases of available-for-sale securities	–	–	(11,434)	–	(11,434)
Cash received on residual interests	–	193,606	–	–	193,606
Sales of available-for-sale securities	–	53,391	15,410	–	68,801
Purchases of property & equipment, net	–	(39,229)	(88,344)	–	(127,573)
Payments made for business acquisitions	–	–	(280,865)	–	(280,865)
Net intercompany advances	473,521	–	–	(473,521)	–
Other, net	–	12,655	13,677	–	26,332

Net cash provided by (used in) investing activities	473,521	220,423	(351,556)	(473,521)	(131,133)

Cash flows from financing activities:
Repayments of commercial paper	–	(4,618,853)	–	–	(4,618,853)
Proceeds from issuance of commercial paper	–	4,618,853	–	–	4,618,853
Payments on acquisition debt	–	–	(59,003)	–	(59,003)
Dividends paid	(138,397)	–	–	–	(138,397)
Acquisition of treasury shares	(519,862)	–	–	–	(519,862)
Proceeds from issuance of common stock	119,956	–	–	–	119,956
Net intercompany advances	–	(453,477)	(20,044)	473,521	–
Other, net	–	–	(2,045)	–	(2,045)

Net cash provided by (used in) financing activities	(538,303)	(453,477)	(81,092)	473,521	(599,351)

Net increase (decrease) in cash and cash equivalents	–	(48,105)	244,428	–	196,323
Cash and cash equivalents at beginning of the year	–	180,181	695,172	–	875,353

Cash and cash equivalents at end of the year	$–	$132,076	$939,600	$–	$1,071,676

63 –

H&R BLOCK – Form 10-K

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2003	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Net cash provided by operating activities	$36,560	$140,617	$513,648	$–	$690,825

Cash flows from investing activities:
Purchases of available-for-sale securities	–	–	(14,614)	–	(14,614)
Maturities of available-for-sale securities	–	140,795	–	–	140,795
Sales of available-for-sale securities	–	142,486	14,081	–	156,567
Purchases of property & equipment, net	–	(37,999)	(112,898)	–	(150,897)
Payments made for business acquisitions	–	–	(26,408)	–	(26,408)
Net intercompany advances	280,583	–	–	(280,583)	–
Other, net	–	(1,480)	21,376	–	19,896

Net cash provided by (used in) investing activities	280,583	243,802	(118,463)	(280,583)	125,339

Cash flows from financing activities:
Repayments of commercial paper	–	(9,925,516)	–	–	(9,925,516)
Proceeds from issuance of commercial paper	–	9,925,516	–	–	9,925,516
Payments on acquisition debt	–	–	(57,469)	–	(57,469)
Dividends paid	(125,898)	–	–	–	(125,898)
Acquisition of treasury shares	(317,570)	–	–	–	(317,570)
Proceeds from issuance of common stock	126,325	–	–	–	126,325
Net intercompany advances	–	(402,197)	121,614	280,583	–
Other, net	–	–	(2,344)	–	(2,344)

Net cash provided by (used in) financing activities	(317,143)	(402,197)	61,801	280,583	(376,956)

Net increase (decrease) in cash and cash equivalents	–	(17,778)	456,986	–	439,208

Cash and cash equivalents at beginning of the year	–	197,959	238,186	–	436,145

Cash and cash equivalents at end of the year	$–	$180,181	$695,172	$–	$875,353

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2002	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Net cash provided by operating activities	$58,927	$256,188	$426,331	$–	$741,446

Cash flows from investing activities:
Purchases of available-for-sale securities	–	–	(7,241)	–	(7,241)
Maturities of available-for-sale securities	–	67,070	8,250	–	75,320
Sales of available-for-sale securities	–	–	23,173	–	23,173
Purchases of property & equipment, net	–	(36,434)	(75,341)	–	(111,775)
Payments made for business acquisitions	–	–	(46,738)	–	(46,738)
Net intercompany advances	324,503	–	–	(324,503)	–
Other, net	–	(4,069)	12,297	–	8,228

Net cash provided by (used in) investing activities	324,503	26,567	(85,600)	(324,503)	(59,033)

Cash flows from financing activities:
Repayments of commercial paper	–	(10,622,011)	–	–	(10,622,011)
Proceeds from issuance of commercial paper	–	10,622,011	–	–	10,622,011
Payments on acquisition debt	–	–	(50,594)	–	(50,594)
Dividends paid	(115,725)	–	–	–	(115,725)
Acquisition of treasury shares	(462,938)	–	–	–	(462,938)
Proceeds from issuance of common stock	195,233	–	–	–	195,233
Net intercompany advances	–	(167,738)	(156,765)	324,503	–
Other, net	–	–	140	–	140

Net cash used in financing activities	(383,430)	(167,738)	(207,219)	324,503	(433,884)

Net increase in cash and cash equivalents	–	115,017	133,512	–	248,529
Cash and cash equivalents at beginning of the year	–	82,942	104,674	–	187,616

Cash and cash equivalents at end of the year	$–	$197,959	$238,186	$–	$436,145

– 64

Form 10-K – H&R BLOCK

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The information called for by this item regarding the change in independent accountants following completion of the audit of our financial statements for the fiscal year ended April 30, 2003 was previously reported (as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) in the current reports on Form 8-K dated May 12, 2003 and July 10, 2003 and Form 8-K/ A dated May 12, 2003.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosures controls are procedures that are designed with the objective of ensuring that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported in accordance with the SEC’s rule. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.
   Our Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the CEO and Principal Accounting Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simply error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.
   As of the end of the period covered by this Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls. The controls evaluation was done under the supervision and with the participation of management, including our CEO and Principal Accounting Officer.
   The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for the use in this Form 10-K. In the course of the controls evaluation, we identified a series of control weaknesses related to our corporate tax accounting function. These weaknesses relate specifically to the reconciliation and level of detailed support of both current and deferred income tax accounts. We also determined an acceleration of taxable income was warranted in one of our segments, however, there was no change to our total income tax provision. Upon identification of these control weaknesses, immediate corrective action was undertaken. Our efforts to strengthen financial and internal controls continue. We expect these efforts to be completed by the end of fiscal year 2005.
   Based on this evaluation, other than the item described above, our CEO and Principal Accounting Officer have concluded these controls are effective. There have been no significant changes in internal controls, or in other factors, which would significantly affect these controls subsequent to the date of evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following information appearing in our definitive proxy statement, to be filed no later than 120 days after April 30, 2004, is incorporated herein by reference:

•	Information appearing under the heading “Election of Directors”
•	Information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”
•	Information appearing under the heading “Board of Directors’ Meetings and Committees” regarding identification of the Audit Committee and Audit Committee financial experts.
   We have adopted a code of business ethics and conduct that applies to our directors, officers and employees, including our chief executive officer, chief financial officer, principal accounting officer and persons performing similar functions. A copy of the code of business ethics and conduct is available on our website at www.hrblock.com.
65 –

H&R BLOCK – Form 10-K

   Information about our executive officers as of May 15, 2004 is as follows:

Name, age	Current Position	Business Experience Since May 1, 1999

Mark A. Ernst, age 46	Chairman of the Board, President and Chief Executive Officer	Chairman of the Board of Directors since September 2002; Chief Executive Officer since January 2001; President of the Company since September 1999; Chief Operating Officer from September 1998 through December 2000; Executive Vice President from September 1998 until September 1999. Mr. Ernst has been a Member of the Board of Directors since September 1999.

Jeffery W. Yabuki, age 44	Executive Vice President and Chief Operating Officer	Chief Operating Officer since April 2002; Executive Vice President since October 2000; President, H&R Block Services, Inc. since October 2000; President, H&R Block International from September 1999 until October 2000; President and Chief Executive Officer of American Express Tax & Business Services, Inc., from 1998 to September 1999.

Melanie K. Coleman, age 39	Vice President and Corporate Controller	Vice President and Corporate Controller since October 2002; Assistant Vice President and Assistant Controller at Sprint Corporation (“Sprint”), from December 2000 until October 2002; Executive Assistant to the Chief Financial Officer of Sprint from September 1999 until December 2000; Director, Capital Asset Accounting at Sprint from October 1998 until September 1999.

Robert E. Dubrish, age 52	President and Chief Executive Officer, Option One Mortgage Corporation	President and Chief Executive Officer, Option One Mortgage Corporation, since March 1996.

Brad C. Iversen, age 54	Senior Vice President and Chief Marketing Officer	Senior Vice President and Chief Marketing Officer since September 2003; Founded Catamount Marketing in 2002; Executive Vice President and Director of Marketing at Bank One Corporation from 1997 to 2002.

Linda M. McDougall, age 51	Vice President, Communications	Vice President, Communications since July 1999; Assistant Vice President, Communications from November 1995 through June 1999.

Timothy R. Mertz, age 53	Vice President, Corporate Tax	Vice President, Corporate Tax since October 2000; Vice President of Treasury for Payless Cashways, Inc., from September 1998 through September 2000.

Brian L. Nygaard, age 46	President and Chief Executive Officer, H&R Block Financial Advisors, Inc.	President and Chief Executive Officer, H&R Block Financial Advisors, Inc., since November 2001; President, ING Advisors Network, ING Group, from October 2000 until October 2001; Chief Operating Officer, Advisors Network, ING Advisors Network, from October 1999 until October 2000; Senior Vice President, Strategic Marketing, ING Advisors Network, from May 1999 until October 1999.

Tammy S. Serati, age 45	Senior Vice President, Human Resources	Senior Vice President, Human Resources since December 2002; Vice President, Human Resources Corporate Staffs, for Monsanto Agricultural Company, from May 2000 through November 2002; Vice President, Human Resources, Monsanto Nutrition & Consumer Sector, from January 1997 through April 2000.

Becky S. Shulman, age 39	Vice President and Treasurer	Vice President and Treasurer since September 2001; Chief Investment Officer of U.S. Central Credit Union, from September 1998 until August 2001.

Nicholas J. Spaeth, age 54	Senior Vice President and Chief Legal Officer	Senior Vice President and Chief Legal Officer since February 2004; Senior Vice President, General Counsel and Secretary of Intuit, Inc. from August 2003 to February 2004; Senior Vice President, General Counsel and Secretary, GE Employers Reinsurance Corporation from September 2000 until August 2003; Partner at Cooley Godward LLP from March 1998 until September 2000.

Steven Tait, age 44	President, RSM McGladrey Business Services, Inc.	President, RSM McGladrey Business Services, Inc. since April 2003; Executive Vice President, Sales & Client Operations, Gartner, Inc., from June 2001 through March 2003; Senior Vice President, Sales and Operations at Gartner, Inc. from July 2000 until May 2001; President and Chief Executive Officer of Xerox Connect, a wholly-owned subsidiary of Xerox Corporation, from November 1999 until June 2000; Vice President, Xerox Global Services/ VP Xerox Offsite Document Management Services, from September 1998 until October 1999.

– 66

Form 10-K – H&R BLOCK

Name, age	Current Position	Business Experience Since May 1, 1999

Robert A. Weinberger, age 60	Vice President, Government Relations	Vice President, Government Relations, since March 1996.

Bret G. Wilson, age 45	Vice President and Secretary	Vice President and Secretary since October 2002; Vice President, Corporate Development and Risk Management from October 2000 until October 2002; Vice President, Corporate Planning and Development from September 1999 until October 2000; Vice President, Corporate Development, from December 1997 until September 1999.

ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2004, in the sections entitled “Director Compensation” and “Compensation of Executive Officers,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2004, in the section titled “Equity Compensation Plans” and in the section titled “Information Regarding Security Holders,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A no later than 120 days after April 30, 2004, in the section titled “Employee Agreements, Change in Control and Other Arrangements,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A no later than 120 days after April 30, 2004, in the section titled “Audit Fees,” and is incorporated herein by reference.
67 –

H&R BLOCK – Form 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) Documents filed as part of this Report:

1.	The following financial statements appearing in Item 8: “Consolidated Income Statements;” “Consolidated Balance Sheets;” “Consolidated Statements of Cash Flows;” and “Consolidated Statements of Stockholders’ Equity.”
2.	Financial Statement Schedule II – Valuation and Qualifying Accounts with the related Reports of Independent Registered Public Accounting Firms. These will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareholders.
3.	Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The following exhibits are required to be filed as exhibits to this Form 10-K:

3.3	Amended and Restated Bylaws of H&R Block, Inc., as amended and restated as of June 9, 2004.
10.16	Employment Agreement dated February 2, 2004 between HRB Management, Inc. and Nicholas J. Spaeth.
10.23	Severance and Release Agreement dated February 10, 2004 between HRB Management, Inc. and James H. Ingraham.
10.24	Termination Agreement dated April 16, 2004 between HRB Management, Inc. and Jeffrey G. Brandmaier.
12	Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2004.
21	Subsidiaries of the Company.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes- Oxley Act of 2002.

   The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareholders.

(b) Reports on Form 8-K:

     We filed on February 24, 2004 an amended report on Form 8-K/ A dated May 12, 2003, with updated Item 4 disclosures as of and through the date of PricewaterhouseCoopers LLP’s resignation (the termination date of the client/auditor relationship) as the Company’s independent accountants.

     We filed on February 26, 2004 a report on Form 8-K dated February 24, 2004, reporting under Item 12, Results of Operations and Financial Condition, our issuance of a press release regarding our results of operations for the fiscal quarter ended January 31, 2004.

– 68

Form 10-K – H&R BLOCK

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

By	/s/ MARK A. ERNST

Mark A. Ernst
Chairman of the Board, President and Chief Executive Officer

July 2, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ MARK A. ERNST Mark A. Ernst	Chairman of the Board, President, Chief Executive Officer and Director (principal executive officer)

/s/ G. KENNETH BAUM G. Kenneth Baum	Director

/s/ THOMAS M. BLOCH Thomas M. Bloch	Director

/s/ DONNA R. ECTON Donna R. Ecton	Director

/s/ ROGER W. HALE Roger W. Hale	Director

/s/ TOM D. SEIP Tom D. Seip	Director

/s/ LOUIS W. SMITH Louis W. Smith	Director

/s/ RAYFORD WILKINS, JR. Rayford Wilkins, Jr.	Director

/s/ MELANIE K. COLEMAN Melanie K. Coleman	Vice President and Corporate Controller (principal accounting officer)

(Signed as to each on June 9, 2004)

69 –

H&R BLOCK – Form 10-K

EXHIBIT INDEX

The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

3.1		Restated Articles of Incorporation of H&R Block, Inc., as amended, filed as Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, are incorporated herein by reference.
3.2		Certificate of Amendment of Articles of Incorporation effective October 15, 2001, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.
3.3		Amended and Restated Bylaws of H&R Block, Inc., as amended and restated as of June 9, 2004.
4.1		Indenture dated as of October 20, 1997, among H&R Block, Inc., Block Financial Corporation and Bankers Trust Company, as Trustee, filed as Exhibit 4(a) to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 1997, file number 1-6089, is incorporated herein by reference.
4.2		First Supplemental Indenture, dated as of April 18, 2000, among H&R Block, Inc., Block Financial Corporation, Bankers Trust Company and the Bank of New York, filed as Exhibit 4(a) to the Company’s current report on Form 8-K dated April 13, 2000, file number 1-6089, is incorporated herein by reference.
4.3		Form of 6 3/4% Senior Note due 2004 of Block Financial Corporation, filed on October 23, 1997 as Exhibit 2.2 to the Company’s current report on Form 8-K, file number 1-6089, is incorporated herein by reference.
4.4		Form of 8 1/2% Senior Note due 2007 of Block Financial Corporation, filed as Exhibit 4(b) to the Company’s current report on Form 8-K dated April 13, 2000, file number 1-6089, is incorporated herein by reference.
4.5		Copy of Rights Agreement dated March 25, 1998, between H&R Block, Inc. and ChaseMellon Shareholder Services, L.L.C., filed on July 22, 1998 as Exhibit 1 to the Company’s Registration Statement on Form 8-A, file number 1-6089, is incorporated herein by reference.
4.6		Form of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(e) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated by reference.
4.7		Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(j) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1998, file number 1-6089, is incorporated by reference.
4.8		Form of Certificate of Designation, Preferences and Rights of Delayed Convertible Preferred Stock of H&R Block, Inc., filed as Exhibit 4(f) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated by reference.
10	.1 *	The Company’s 1993 Long-Term Executive Compensation Plan, as amended and restated as of September 11, 2002, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2002, file number 1-6089, is incorporated by reference.
10	.2 *	The Company’s 2003 Long-Term Executive Compensation Plan, as amended and restated as of September 10, 2003, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2003, file number 1-6089, is incorporated by reference.
10	.3 *	The H&R Block Deferred Compensation Plan for Directors, as Amended and Restated effective July 1, 2002, filed as Exhibit 10.2 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.
10	.4 *	The H&R Block Deferred Compensation Plan for Executives, as Amended and Restated July 1, 2002, filed as Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.
10	.5 *	Amendment No. 1 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, effective as of March 12, 2003, filed as Exhibit 10.5 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10	.6 *	The H&R Block Short-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-6089, is incorporated herein by reference.
10	.7 *	The Company’s 1989 Stock Option Plan for Outside Directors, as amended September 12, 2001, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.
10	.8 *	The H&R Block Stock Plan for Non-Employee Directors, as amended August 1, 2001, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.
10	.9 *	The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended August 1, 2001, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.
10	.10 *	The H&R Block, Inc. Executive Survivor Plan (as Amended and Restated) filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-6089, is incorporated herein by reference.
10	.11 *	First Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), filed as Exhibit 10.9 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.
– 70

Form 10-K – H&R BLOCK

10	.12 *	Second Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), effective as of March 12, 2003, filed as Exhibit 10.12 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10	.13 *	Employment Agreement dated July 16, 1998, between the Company and Mark A. Ernst, filed as Exhibit 10(a) to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 1998, file number 1-6089, is incorporated herein by reference.
10	.14 *	Amendment to Employment Agreement dated June 30, 2000, between HRB Management, Inc. and Mark A. Ernst, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2000, file number 1-6089, is incorporated herein by reference.
10	.15 *	Employment Agreement dated September 7, 1999, between HRB Management, Inc. and Jeffery W. Yabuki, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2000, file number 1-6089, is incorporated herein by reference.
10	.16 *	Employment Agreement dated as of February 2, 2004, between HRB Management, Inc. and Nicholas J. Spaeth.
10	.17 *	Employment Agreement dated September 2, 2003, between HRB Management, Inc. and Brad C. Iversen, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2004, file number 1-6089, is incorporated herein by reference.
10	.18 *	Employment Agreement between Option One Mortgage Corporation and Robert E. Dubrish, executed on February 9, 2002, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2002, file number 1-6089, is incorporated herein by reference.
10	.19 *	Employment Agreement dated as of November 5, 2001, between H&R Block Financial Advisors, Inc. and Brian L. Nygaard, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2002, file number 1-6089, is incorporated herein by reference.
10	.20 *	Employment Agreement dated December 2, 2002 between HRB Management, Inc. and Tammy S. Serati, filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended January 31, 2003, file number 1-6089, is incorporated herein by reference.
10	.21 *	Employment Agreement dated as of April 1, 2003 between HRB Business Services, Inc. and Steven Tait, filed as Exhibit 10.23 to the annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10	.22 *	Separation Agreement dated September 4, 2003 between HRB Management, Inc. and Frank J. Cotroneo, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2003, file number 1-6089, is incorporated herein by reverence
10	.23 *	Severance and Release Agreement dated February 2, 2004 between HRB Management, Inc. and James H. Ingraham.
10	.24 *	Termination Agreement dated April 16, 2004 between HRB Management, Inc. and Jeffrey G. Brandmaier.
10.25		Second Amended and Restated Refund Anticipation Loan Operations Agreement dated as of June 9, 2003, between H&R Block Services, Inc., Household Tax Masters, Inc. and Beneficial Franchise Company, filed as Exhibit 10.27 to the annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10.26		Third Amended and Restated Refund Anticipation Loan Participation Agreement dated as of January 1, 2004, between Block Financial Corporation and Household Tax Masters, Inc., filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended January 31, 2004, file number 1-6089, is incorporated herein by reference.
10.27		Agreement of Settlement dated March 31, 2003 by and between H&R Block, Inc., H&R Block and Associates L.P., H&R Block Tax Services, Inc., HRBO, Limited, H&R Block of South Texas, Inc., HRB-Delaware, Inc., H&R Block, Ltd., HRBOI, Ltd., HRBO III, Ltd., HRBOII, Inc., H&R Block of Dallas, Inc., H&R Block of Houston, Ltd., Houston Block, L.C., Block Management, Ltd., and STI-Block, L.C., and Ronnie and Nancy Haese, on behalf of themselves individually and on behalf of the Class as defined in such Agreement, filed as Exhibit 10.29 to the annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10.28		Credit and Guarantee Agreement dated as of August 12, 2003 among Block Financial Corporation, H&R Block, Inc., The Royal Bank of Scotland PLC, Bank of America, N.A., JPMorgan Chase Bank, J.P. Morgan Securities, Inc. and other lending parties thereto, filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended July 31, 2003, file number 1-6089, is incorporated herein by reference.
10.29		Settlement Agreement dated January 8, 2004 between (a) Herbert Dicker; HBD, Inc.; Robert Hildorf; RKL, Inc.; Ray Jiruska; HRB, LLC; RLJ Enterprises, Inc.; DFJ Enterprises, Inc.; RRJ Enterprises, Inc.; DEJ Enterprises, Inc.; Moore Business Service, Inc.; T.J. Enterprises, Inc.; Block Mountain West, Inc.; Orr Enterprises Limited Partnership; S.E. Iowa Business Services, Inc.; Taxsavers, Inc.; and JBW Limited Partnership and (b) H&R Block, Inc.; Block Financial Corporation; HRB Royalty, Inc.; H&R Block Tax Services, Inc.; and H&R Block Eastern Tax Services, Inc., filed as Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended January 31, 2004, file number 1-6089, is incorporated herein by reference.

*	Indicates management contracts, compensatory plans or arrangements.

71 –

H&R BLOCK – Form 10-K

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED APRIL 30, 2004, 2003 AND 2002

		Additions

	Balance at	Charged to
	Beginning of	Costs and	Charged to		Balance at End
Description	Period	Expenses	Other	Deductions	of Period

Allowance for Doubtful Accounts – deducted from accounts receivable in the balance sheet
2004	$23,941,000	$53,663,000	—	$23,083,000	$54,521,000

2003	$65,842,000	$49,748,000	—	$91,649,000	$23,941,000

2002	$48,817,000	$76,804,000	—	$59,779,000	$65,842,000

– 72

Form 10-K – H&R BLOCK

Report of Independent Registered Public Accounting Firm on Schedule

To the Board of Directors and Stockholders of H&R Block, Inc.:

   Under date of June 9, 2004, we reported on the consolidated balance sheet of H&R Block, Inc. (the Company) as of April 30, 2004, and the related consolidated income statement, statement of cash flows and statement of stockholders’ equity for the year then ended, which are included in the Company’s annual report filed on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule for the year ended April 30, 2004 included in the Form 10-K. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   The audit report on the consolidated financial statements of H&R Block, Inc. referred to above contains an explanatory paragraph stating that as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting to adopt Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” during the year ended April 30, 2004.

/s/ KPMG LLP

Kansas City, Missouri

June 9, 2004
73 –

H&R BLOCK – Form 10-K

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors of H&R Block, Inc.:

   Our audits of the consolidated financial statements referred to in our report dated June 10, 2003 appearing in the 2004 Annual Report to Shareholders of H&R Block, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K for the years ended April 30, 2003 and 2002. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PRICEWATERHOUSECOOPERS LLP

Kansas City, Missouri

June 10, 2003
– 74