Form 10-Q
period 2004-07-31
H&R BLOCK INC
filed 2004-09-08
CIK 12659

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2004

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on August 31, 2004 was 164,886,060 shares.

H&R BLOCK, INC.
First Quarter Fiscal Year 2005 Form 10-Q

		Page
PART I	Financial Information
	Condensed Consolidated Balance Sheets July 31, 2004 and April 30, 2004	1
	Condensed Consolidated Income Statements Three Months Ended July 31, 2004 and 2003	2
	Condensed Consolidated Statements of Cash Flows Three Months Ended July 31, 2004 and 2003	3
	Notes to Condensed Consolidated Financial Statements	4
	Management’s Discussion and Analysis of Results of Operations and Financial Condition	16
	Quantitative and Qualitative Disclosures about Market Risk	29
	Controls and Procedures	29
PART II	Other Information	30
SIGNATURES		34
364-Day Credit and Gaurantee Agreement
Five-Year Credit and Gaurantee Agreement
License Agreement
Employment Agreement
302 Certification of Chief Executive Officer
302 Certification of Principal Accounting Officer
906 Certification of Chief Executive Officer
906 Certification of Principal Accounting Officer

H&R BLOCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in thousands, except share amounts

	July 31,	April 30,
	2004	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$317,100	$1,071,676
Cash and cash equivalents - restricted	509,782	545,428
Receivables from customers, brokers, dealers and clearing organizations, net	626,215	625,076
Receivables, net	361,199	347,910
Prepaid expenses and other current assets	390,925	371,209

Total current assets	2,205,221	2,961,299
Residual interests in securitizations – available-for-sale	233,282	210,973
Beneficial interest in Trusts – trading	136,283	137,757
Mortgage servicing rights	123,980	113,821
Property and equipment, at cost less accumulated depreciation and amortization of $597,743 and $579,535	272,111	279,220
Intangible assets, net	312,506	325,829
Goodwill, net	960,275	959,418
Other assets	371,104	391,709

Total assets	$4,614,762	$5,380,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Commercial paper	$104,864	$—
Current portion of long-term debt	275,970	275,669
Accounts payable to customers, brokers and dealers	1,022,542	1,065,793
Accounts payable, accrued expenses and other	401,004	456,167
Accrued salaries, wages and payroll taxes	108,514	268,747
Accrued income taxes	238,232	405,667

Total current liabilities	2,151,126	2,472,043
Long-term debt	546,196	545,811
Other noncurrent liabilites	402,334	465,163

Total liabilities	3,099,656	3,483,017

Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 500,000,000 shares authorized, 217,945,398 shares issued at July 31, 2004 and April 30, 2004	2,179	2,179
Additional paid-in capital	543,897	545,065
Accumulated other comprehensive income	81,466	57,953
Retained earnings	2,703,649	2,781,368
Less cost of 51,708,328 and 44,849,128 shares of common stock in treasury	(1,816,085)	(1,489,556)

Total stockholders’ equity	1,515,106	1,897,009

Total liabilities and stockholders’ equity	$4,614,762	$5,380,026

See Notes to Condensed Consolidated Financial Statements

H&R BLOCK, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited, amounts in thousands, except per share amounts

Three months ended July 31,	2004	2003
Revenues:
Service revenues	$239,757	$214,958
Gains on sales of mortgage loans, net	137,470	182,333
Interest income	81,327	70,952
Other	24,157	27,141

	482,711	495,384

Operating expenses:
Cost of services	271,439	238,565
Interest	19,090	23,197
Selling, general and administrative	266,754	216,488

	557,283	478,250

Operating income (loss)	(74,572)	17,134
Other income, net	2,008	1,695

Income (loss) before taxes	(72,564)	18,829
Income taxes (benefit)	(28,481)	7,310

Net income (loss) before cumulative effect of change in accounting principle	(44,083)	11,519
Cumulative effect of change in accounting principle for multiple deliverable revenue arrangements, less tax benefit of $4,031	—	(6,359)

Net income (loss)	$(44,083)	$5,160

Basic earnings (loss) per share:
Before change in accounting principle	$(.26)	$.06
Cumulative effect of change in accounting principle	—	(.03)

Net income (loss)	$(.26)	$.03

Diluted earnings (loss) per share:
Before change in accounting principle	$(.26)	$.06
Cumulative effect of change in accounting principle	—	(.03)

Net income (loss)	$(.26)	$.03

Dividends per share	$.20	$.18

See Notes to Condensed Consolidated Financial Statements

H&R BLOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, amounts in thousands

Three months ended July 31,	2004	2003
Cash flows from operating activities:
Net income (loss)	$(44,083)	$5,160
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	37,137	35,930
Accretion of residual interests in securitizations	(25,663)	(34,063)
Impairments of residual interests in securitizations	3,435	10,743
Additions to trading securities - residual interests in securitizations	—	(145,522)
Proceeds from net interest margin transactions, net	—	145,522
Additions to mortgage servicing rights	(28,493)	(24,482)
Amortization of mortgage servicing rights	18,334	17,691
Net change in beneficial interest in Trusts	1,474	28,476
Other, net of acquisitions	(476,205)	(147,319)

Net cash used in operating activities	(514,064)	(107,864)

Cash flows from investing activities:
Cash received from residual interests in securitizations	38,826	27,502
Purchases of property and equipment, net	(22,913)	(12,749)
Payments made for business acquisitions, net of cash acquired	(806)	(9,126)
Other, net	8,300	5,303

Net cash provided by investing activities	23,407	10,930

Cash flows from financing activities:
Repayments of commercial paper	(314,836)	—
Proceeds from issuance of commercial paper	419,700	—
Dividends paid	(33,636)	(32,362)
Acquisition of treasury shares	(347,395)	(83,633)
Other, net	12,248	12,255

Net cash used in financing activities	(263,919)	(103,740)

Net decrease in cash and cash equivalents	(754,576)	(200,674)
Cash and cash equivalents at beginning of the period	1,071,676	875,353

Cash and cash equivalents at end of the period	$317,100	$674,679

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1.	Basis of Presentation

The condensed consolidated balance sheet as of July 31, 2004, the condensed consolidated income statements for the three months ended July 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the three months ended July 31, 2004 and 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2004 and for all periods presented have been made.

     “H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no effect on the results of operations or stockholders’ equity as previously reported. The previously reported International Tax Operations segment has been aggregated with U.S. Tax Operations in the Tax Services segment. We have modified our income statement to present aggregate costs related to our service revenues, rather than presenting operating expenses by their natural classification. All direct costs, both fixed and variable, of providing services to our customers are included in cost of services.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2004 Annual Report to Shareholders on Form 10-K.

     Operating revenues of the Tax Services and Business Services segments are seasonal in nature with peak revenues occurring in the months of January through April. Therefore, results for interim periods are not indicative of results to be expected for the full year.

     We file our Federal and state income tax returns on a calendar year basis. The condensed consolidated income statements reflect the effective tax rates expected to be applicable for the respective full fiscal years.

2.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings (loss) per share except in those periods with a loss. The computations of basic and diluted earnings (loss) per share are as follows:

	(in 000s, except per share amounts)
Three months ended July 31,	2004	2003
Net income (loss) before change in accounting principle	$(44,083)	$11,519

Basic weighted average common shares	168,635	179,445
Dilutive potential shares from stock options and restricted stock	—	3,475
Convertible preferred stock	—	1

Dilutive weighted average common shares	168,635	182,921

Earnings (loss) per share before change in accounting principle:
Basic	$(.26)	$.06
Diluted	(.26)	.06

     Diluted earnings per share excludes the impact of shares of common stock issuable upon the exercise of options to purchase 18.5 million shares of stock for the three months ended July 31, 2004, as the effect would be antidilutive. Diluted earnings per share for the three months ended July 31, 2003 excludes the impact of 5.2 million shares issuable upon the exercise of stock options as the options’

exercise prices were greater than the average market price of the common shares during the period and therefore, the effect would be antidilutive.

     The weighted average shares outstanding for the three months ended July 31, 2004 decreased to 168.6 million from 179.4 million last year, primarily due to our purchases of treasury shares. The effect of these purchases was partially offset by the issuance of treasury shares related to our stock-based compensation plans.

     During the three months ended July 31, 2004, we issued 602,634 shares of common stock pursuant to the exercise of stock options, employee stock purchases and awards of restricted shares, in accordance with our stock-based compensation plans. During the three months ended July 31, 2003, we issued 578,112 shares of common stock pursuant to the exercise of stock options, employee stock purchases and awards of restricted shares.

     During the three months ended July 31, 2004, we acquired 7.5 million shares of our common stock at an aggregate cost of $347.4 million. During the three months ended July 31, 2003, we acquired 1.9 million shares of our common stock at an aggregate cost of $83.6 million.

3.	Receivables

Receivables consist of the following:

	(in 000s)
	July 31, 2004	April 30, 2004
Mortgage loans held for sale	$135,300	$64,136
Business Services accounts receivable	127,549	145,231
Participation in refund anticipation loans (RALs)	42,362	49,047
Loans to franchisees	36,728	35,872
Software receivables	2,589	20,882
Other	70,383	86,160

	414,911	401,328
Allowance for doubtful accounts	(38,558)	(38,266)
Lower of cost or market adjustment – mortgage loans	(15,154)	(15,152)

	$361,199	$347,910

4.	Mortgage Banking Activities

Activity related to available-for-sale residual interests in securitizations consists of the following:

	(in 000s)
Three months ended July 31,	2004	2003
Balance, beginning of period	$210,973	$264,337
Cash received	(38,826)	(27,502)
Accretion	25,663	34,063
Impairments of fair value	(3,435)	(10,743)
Other	—	(2,603)
Changes in unrealized holding gains arising during the period, net	38,907	33,302

Balance, end of period	$233,282	$290,854

     We sold $6.7 billion and $5.3 billion of mortgage loans in whole loan sales to third-party trusts (Trusts) or other buyers during the three months ended July 31, 2004 and 2003, respectively, with gains totaling $140.9 million and $193.1 million, respectively, recorded on these sales.

     We did not complete any securitizations or net interest margin (NIM) transactions during the three months ended July 31, 2004. Residual interests valued at $145.5 million were securitized in NIM transactions during the prior year, with net cash proceeds of an equal amount received.

     Cash flows of $38.8 million and $27.5 million were received from the securitization trusts for the three months ended July 31, 2004 and 2003, respectively. Cash received on residual interests is included in investing activities in the condensed consolidated statements of cash flows.

     Aggregate net unrealized gains on residual interests, which had not yet been accreted into income, totaled $151.3 million at July 31, 2004 and $112.5 million at April 30, 2004. These unrealized gains are recorded net of deferred taxes in other comprehensive income, and may be recognized in income in future periods either through accretion or upon further securitization or sale of the related residual interest.

     Activity related to mortgage servicing rights (MSRs) consists of the following:

	(in 000s)
Three months ended July 31,	2004	2003
Balance, beginning of period	$113,821	$99,265
Additions	28,493	24,482
Amortization	(18,334)	(17,691)

Balance, end of period	$123,980	$106,056

     Estimated amortization of MSRs for fiscal years 2005 through 2009 is $65.3 million, $34.9 million, $14.1 million, $5.0 million and $1.1 million, respectively.

     The key assumptions we used to estimate the cash flows and values of the residual interests and MSRs at July 31, 2004 and April 30, 2004 are as follows:

	July 31, 2004	April 30, 2004
Estimated annual prepayments	0.84% to 77.26%	25% to 90%
Estimated credit losses	3.29%	4.16%
Discount rate – residual interests	20.27%	19.09%
Discount rate – MSRs	12.80%	12.80%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at valuation date

     Expected static pool credit losses are as follows:

	Mortgage Loans Securitized in
	Prior to 2002	2002	2003	2004
April 30, 2004	4.46%	3.58%	4.35%	3.92%
July 31, 2004	4.58%	2.96%	2.47%	2.59%

     Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets outstanding at July 31, 2004 and April 30, 2004.

     At July 31, 2004, the sensitivities of the current fair value of the residual interests and MSRs to 10% and 20% adverse changes in the above key assumptions are as follows:

	(dollars in 000s)
	Residential Mortgage Loans
	NIM	Beneficial Interest	Servicing
	Residuals	in Trusts (1)	Asset
Carrying amount/fair value	$233,282	$136,283	$123,980
Weighted average remaining life (in years)	1.9	3.0	1.3
Prepayments (including defaults):
Adverse 10% - $ impact on fair value	$(17,665)	$(16,573)	$(12,422)
Adverse 20% - $ impact on fair value	(33,073)	(30,874)	(19,556)
Credit losses:
Adverse 10% - $ impact on fair value	$(40,713)	$(4,894)	Not applicable
Adverse 20% - $ impact on fair value	(77,879)	(9,779)	Not applicable
Discount rate:
Adverse 10% - $ impact on fair value	$(6,746)	$(9,803)	$(1,612)
Adverse 20% - $ impact on fair value	(14,059)	(18,802)	(3,187)
Variable interest rates (LIBOR forward curve):
Adverse 10% - $ impact on fair value	$(11,964)	$(21,414)	Not applicable
Adverse 20% - $ impact on fair value	(23,650)	(44,169)	Not applicable

(1) Adverse changes would be minimized by the Trusts’ ability to deliver loans into forward loan sale commitments.

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

     Mortgage loans which have been securitized at July 31, 2004 and April 30, 2004, past due sixty days or more and the related credit losses are presented below:

	(in 000s)
	Total Principal		Principal Amount of
	Amount of Loans		Loans 60 Days or		Credit Losses
	Outstanding		More Past Due		(net of recoveries)
	July 31,	April 30,	July 31,	April 30,	Period ended
	2004	2004	2004	2004	July 31, 2004	April 30, 2004
Securitized mortgage loans	$14,421,720	$15,732,953	$1,231,065	$1,286,069	$44,629	$46,606
Mortgage loans in warehouse Trusts	4,758,723	3,244,141	—	—	—	—

Total loans	$19,180,443	$18,977,094	$1,231,065	$1,286,069	$44,629	$46,606

5.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended July 31, 2004, consist of the following:

	(in 000s)
	April 30, 2004	Additions	Other	July 31, 2004
Tax Services	$349,836	$806	$29	$350,671
Mortgage Services	152,467	—	—	152,467
Business Services	311,175	22	—	311,197
Investment Services	145,732	—	—	145,732
Corporate	208	—	—	208

Total goodwill	$959,418	$828	$29	$960,275

     We test goodwill for impairment annually at the beginning of our fourth quarter, or more frequently if events occur indicating a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. No such impairment or events indicating potential impairment have been identified within any of our segments during the three months ended July 31, 2004.

     Intangible assets consist of the following:

	(in 000s)
	July 31, 2004			April 30, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Tax Services:
Customer relationships	$18,167	$(4,016)	$14,151	$18,167	$(3,311)	$14,856
Noncompete agreements	17,069	(7,112)	9,957	17,069	(5,690)	11,379
Business Services:
Customer relationships	121,215	(59,457)	61,758	121,229	(56,313)	64,916
Noncompete agreements	27,418	(9,326)	18,092	27,424	(8,670)	18,754
Trade name – amortizing	1,450	(943)	507	1,450	(926)	524
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769
Investment Services:
Customer relationships	293,000	(136,733)	156,267	293,000	(129,408)	163,592
Corporate:
Customer relationships	844	(87)	757	844	(66)	778
Noncompete agreements	295	(47)	248	295	(34)	261

Total intangible assets	$535,095	$(222,589)	$312,506	$535,115	$(209,286)	$325,829

     Amortization of intangible assets for the three months ended July 31, 2004 and 2003 was $13.3 million and $11.1 million, respectively. Estimated amortization of intangible assets for fiscal years 2005 through 2009 is $53.4 million, $51.8 million, $42.9 million, $41.1 million and $39.9 million, respectively.

6.	Derivative Instruments

In the normal course of business, we enter into commitments with our customers to fund mortgage loans for specified periods of time at “locked-in” interest rates. These derivative instruments represent commitments (rate-lock equivalent) to fund loans. At July 31, 2004 and April 30, 2004, we recorded an asset of $0.1 million and a liability of $1.4 million, respectively, related to these commitments. Changes in fair value of $1.5 million and $2.6 million were recognized in gains on sales of mortgage assets for the three months ended July 31, 2004 and 2003, respectively. We adopted SEC Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” as of March 31, 2004. Upon adoption, we can no longer record an asset and the related changes fair value for non-prime commitments to fund loans.

     We sell short FNMA, FHLMC and GNMA mortgage-backed securities to reduce our risk related to our commitments to fund fixed-rate prime loans. The position on certain or all of the fixed-rate mortgage loans is closed approximately 10-15 days prior to standard Public Securities Association (PSA) settlement dates. At April 30, 2004 we recorded assets totaling $2.1 million related to these instruments. Changes in the market value of these instruments are included in gains on sales of mortgage assets and totaled a loss of $0.8 million and a gain of $1.3 million for the three months ended July 31, 2004 and 2003, respectively.

     We enter into forward loan commitments to sell our non-prime mortgage loans to manage interest rate risk. Forward loan sale commitments for non-prime loans are not considered derivative instruments and are therefore not recorded in our financial statements. The notional value and the contract value of the forward commitments at July 31, 2004 were $6.5 billion and $6.7 billion, respectively. Most of our forward commitments give us the option to under- or over-deliver by five to ten percent.

7.	Comprehensive Income

The components of comprehensive income are:

	(in 000s)
Three months ended July 31,	2004	2003
Net income (loss)	$(44,083)	$5,160
Change in unrealized gain on marketable securities, net	23,843	20,208
Change in foreign currency translation adjustments	(330)	5,643

Comprehensive income (loss)	$(20,570)	$31,011

8.	Stock-Based Compensation

Effective May 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), under the prospective transition method as described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148). Had compensation cost for all stock-based compensation plan grants been determined in accordance with the fair value accounting method prescribed under SFAS 123, our net income (loss) and earnings (loss) per share would have been as follows:

	(in 000s, except per share amounts)
Three months ended July 31,	2004	2003
Net income (loss) as reported	$(44,083)	$5,160
Add: Stock-based compensation expense included in reported net income, net of related tax effects	3,100	792
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(5,781)	(5,065)

Pro forma net income (loss)	$(46,764)	$887

Basic earnings (loss) per share:
As reported	$(.26)	$.03
Pro forma	(.28)	—
Diluted earnings (loss) per share:
As reported	$(.26)	$.03
Pro forma	(.28)	—

9.	Supplemental Cash Flow Information

During the three months ended July 31, 2004, we paid $183.4 million and $12.5 million for income taxes and interest, respectively. During the three months ended July 31, 2003, we paid $73.1 million and $16.8 million for income taxes and interest, respectively.

     The following transactions were treated as non-cash investing activities in the condensed consolidated statement of cash flows:

	(in 000s)
Three months ended July 31,	2004	2003
Residual interest mark-to-market	$53,473	$33,302

10.	Commitments and Contingencies

At July 31, 2004, we maintained a $2.0 billion unsecured committed line of credit (CLOC) to support our commercial paper program and for general corporate purposes. Subsequent to July 31, 2004, we replaced our $2.0 billion CLOC with two CLOCs. The new CLOCs are from a consortium of thirty-one banks. The first $1.0 billion CLOC is subject to annual renewal in August 2005 and has a one-year term-out provision with a maturity date in August 2006. A second $1.0 billion CLOC has a maturity date of August 2009. These lines are subject to various affirmative and negative covenants, including a minimum net worth covenant.

     We offer guarantees under our Peace of Mind (POM) program to tax clients whereby we will assume the cost of additional taxes attributable to tax return preparation error for which we are responsible. In

August 2003, we adopted Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 impacts revenue and expense recognition related to tax preparation in our premium tax offices where POM guarantees are included in the price of a completed tax return. Prior to the adoption of EITF 00-21, revenues and expenses related to POM guarantees at premium offices were recorded in the same period as tax preparation revenues. Beginning May 1, 2003, revenues and direct expenses related to POM guarantees are now initially deferred and recognized over the guarantee period based upon historic and actual payment of claims. As a result of the adoption of EITF 00-21, we recorded a cumulative effect of a change in accounting principle of $6.4 million, net of a tax benefit of $4.0 million, as of May 1, 2003. Our financial results for the three months ended July 31, 2003 have been restated to reflect both the cumulative effect of a change in accounting principle and the recognition of deferred revenues and expenses. Changes in the deferred revenue liability are as follows:

	(in 000s)
Three months ended July 31,	2004	2003
Balance, beginning of period	$123,048	$49,280
Amounts deferred for new guarantees issued	369	487
Revenue recognized on previous deferrals	(22,613)	(19,907)
Adjustment resulting from change in accounting principle	—	61,487

Balance, end of period	$100,804	$91,347

     We have commitments to fund mortgage loans to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments to fund loans amounted to $2.7 billion and $2.6 billion at July 31, 2004 and April 30, 2004, respectively. External market forces impact the probability of commitments being exercised, and therefore, total commitments outstanding do not necessarily represent future cash requirements.

     We have entered into whole loan sale agreements with investors in the normal course of business, which include standard representations and warranties customary to the mortgage banking industry. We have commitments to sell loans of $6.5 billion and $4.7 billion as of July 31, 2004 and April 30, 2004, respectively. Violations of these representations and warranties may require us to repurchase loans previously sold. A liability has been established related to the potential loss on repurchase of loans previously sold of $31.2 million and $25.2 million at July 31, 2004 and April 30, 2004, respectively. Repurchased loans are normally sold in subsequent sale transactions.

     Option One Mortgage Corporation provides a guarantee up to a maximum amount equal to approximately 10% of the aggregate principal balance of mortgage loans held by the Trusts before ultimate disposition of the loans by the Trusts. This guarantee would be called upon in the event adequate proceeds were not available from the sale of the mortgage loans to satisfy the current or ultimate payment obligations of the Trusts. No losses have been sustained on this commitment since its inception. The total principal amount of Trust obligations outstanding as of July 31, 2004 and April 30, 2004 was $4.7 billion and $3.2 billion, respectively. The fair value of mortgage loans held by the Trusts as of July 31, 2004 and April 30, 2004 was $4.8 billion and $3.3 billion, respectively.

     We have various contingent purchase price obligations in connection with prior acquisitions. In many cases, contingent payments to be made in connection with these acquisitions are not subject to a stated limit. We estimate the potential payments (undiscounted) total approximately $7.6 million and $7.8 million as of July 31, 2004 and April 30, 2004, respectively. Our estimate is based on current financial conditions. Should actual results differ materially from our assumptions, the potential payments will differ from the above estimate. Such payments, if and when paid, would be recorded as additional goodwill.

     We have contractual commitments to fund certain franchises requesting draws on Franchise Equity Lines of Credit (FELCs). Our commitment to fund FELCs as of July 31, 2004 and April 30, 2004 totaled $63.4 million and $27.0 million, respectively. We have a receivable of $36.7 million and $35.9 million, which represents the amounts drawn on the FELCs, as of July 31, 2004 and April 30, 2004, respectively.

     We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees, including obligations to protect counter parties from losses arising from the following: (a) tax, legal and other risks related to the purchase or disposition of businesses; (b) penalties and interest assessed by Federal and state taxing authorities in connection with tax returns prepared for clients; (c) indemnification of our directors and officers; and (d) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance that such claims will not be successfully asserted, we believe the fair value of these guarantees and indemnifications is not material as of July 31, 2004.

11.	Litigation Commitments and Contingencies

We have been involved in a number of RAL class actions and putative RAL class action cases since 1990. Although we have successfully defended many such cases, we incurred a pretax expense of $43.5 million in fiscal year 2003 in connection with the settlement of one such case. Several of these cases are still pending and the amounts claimed in some of them is very substantial. To avoid the uncertainty of litigation and the diversion of resources and personnel resulting from the lawsuits, we, the lending bank, and the plaintiffs in the case Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., et al. (renamed Lynne A. Carnegie, et al. v. H&R Block, Inc., et al.), Case No. 98-C-2178 in the United States District Court for Northern Illinois, had agreed to a settlement class and a settlement of RAL-related claims on a nationwide basis. Under that settlement, we and the lending bank agreed to each pay $12.5 million toward a $25.0 million settlement fund for the benefit of the class members. The settlement was approved by the District Court in February 2001. Certain class members who had objected to the settlement appealed the order approving the settlement to the Seventh Circuit Court of Appeals. In April 2002, the Court of Appeals reversed the District Court’s order approving the settlement and remanded the matter back to the District Court for further consideration of the fairness and adequacy of the proposed settlement by a new District Court judge. In April 2003, the District Court judge declined to approve the $25.0 million settlement, finding that counsel for the settlement plaintiffs had been inadequate representatives of the plaintiff class and failed to sustain their burden of showing that the settlement was fair. The judge subsequently appointed new counsel for the plaintiffs who filed an amended complaint and a motion for partial summary judgment. In March 2004, the court either dismissed or decertified all of the plaintiffs’ claims other than part of one count alleging violations of the racketeering and conspiracy provision of the Racketeer Influenced and Corrupt Organizations act. We intend to continue defending the case and the remaining RAL class action litigation vigorously, but there are no assurances as to their outcome.

     On September 8, 2004, our Board of Directors approved a settlement agreement of the case Joyce Green, et al. v. H&R Block, Inc., Block Financial Corporation, et al., Case No. 97195023, in the Circuit Court for Baltimore City, Maryland. The settlement agreement provides for each class member to receive a small cash payment and a one-time rebate coupon for tax return preparation services and for the defendants to pay settlement administration costs and court-approved legal fees of class counsel. We estimate the eventual cost of this settlement to approximate $1.5 million. The settlement agreement is subject to, and will not be final until receipt of, approval from the Circuit Court.

     We and certain of our current and former officers and directors were named defendants in litigation entitled Paul White, et al. v. H&R Block, et al., consolidated Case Numbers 02CV8965, 02CV9661, 02CV9682 and 02CV9830 pending in the United States District Court for the Southern District of New York. The plaintiffs in this litigation alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose to shareholders various cases in which we had been sued regarding the RAL program, by failing to set adequate reserves for those cases, and by failing to disclose the supposed implications of those cases for the future of the RAL program. On July 28, 2004, the defendants’ motion to dismiss was granted and the plaintiffs’ complaint was dismissed.

     In addition to the aforementioned cases, we have from time to time been parties to claims and lawsuits arising out of our business operations, including other claims and lawsuits relating to RALs, and claims and lawsuits concerning the preparation of customers’ income tax returns, the electronic filing of income tax returns, the fees charged customers for various services, the Peace of Mind guarantee program associated with income tax return preparation services, the Express IRA program, relationships with franchisees, contract disputes and civil actions, arbitrations, regulatory inquiries and class actions arising out of our business as a broker-dealer and as a servicer of mortgage loans. Such lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. We consider these cases to be ordinary, routine litigation incidental to our business, and we believe we have meritorious defenses to each of them and we are defending, or intend to defend, them vigorously. While we cannot provide assurance that we will ultimately prevail in each instance, we believe that amounts, if any, required to be paid by us in the discharge of liabilities or settlements will not have a material adverse effect on our consolidated results of operations, cash flows or financial position. Regardless of outcome, claims and litigation can adversely affect us due to defense costs, diversion of management and publicity related to such matters.

     It is our policy to accrue for amounts related to legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. Many of the various legal proceedings are covered in whole, or in part, by insurance.

12.	Segment Information

Information concerning our operations by reportable operating segment is as follows:

	(in 000s)
Three months ended July 31,	2004	2003
Revenues:
Tax Services	$50,447	$45,981
Mortgage Services	268,133	292,589
Business Services	109,102	98,499
Investment Services	53,581	56,987
Corporate	1,448	1,328

	$482,711	$495,384

Pretax income (loss):
Tax Services	$(112,989)	$(99,580)
Mortgage Services	93,540	163,829
Business Services	(10,071)	(6,679)
Investment Services	(18,271)	(13,757)
Corporate	(24,773)	(24,984)

Income (loss) before taxes	$(72,564)	$18,829

     Our international operations contributed $5.8 million and $5.5 million in revenues for the three months ended July 31, 2004 and 2003, respectively, and $7.8 million and $6.4 million in pretax losses, respectively. The previously reported International Tax Operations segment has been aggregated with U.S. Tax Operations in the Tax Services segment, and prior year results have been restated to reflect this change.

13.	New Accounting Pronouncements

Exposure Draft – Amendment of SFAS 140

The Financial Accounting Standards Board (FASB) intends to reissue the exposure draft, “Qualifying Special Purpose Entities and Isolation of Transferred Assets, an Amendment of FASB Statement No. 140,” during the first quarter of calendar year 2005. The purpose of the proposal is to provide more specific guidance on the accounting for transfers of financial assets to a qualifying special purpose entity (QSPE).

     Provisions in the first exposure draft, as well as tentative decisions reached by the Board during its deliberations, may require us to consolidate our current QSPEs (the Trusts) established in our Mortgage Services segment. As of July 31, 2004, the Trusts had assets and liabilities of $4.7 billion. The provisions of the exposure draft are subject to FASB due process and are subject to change. We will continue to monitor the status of the exposure draft, and consider changes, if any, to current structures as a result of the proposed rules.

14.	Condensed Consolidating Financial Statements

Block Financial Corporation (BFC) is an indirect, wholly owned consolidated subsidiary of the Company. BFC is the Issuer and the Company is the Guarantor of the Senior Notes issued on October 21, 1997 and April 13, 2000. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholder’s equity and other intercompany balances and transactions. The income statement and statement of cash flows for the three months ended July 31, 2003 and balance sheet as of April 30, 2004 have been adjusted to reflect intercompany royalties between BFC and other subsidiaries. These adjustments have no effect on H&R Block, Inc. (Guarantor) or Consolidated H&R Block.

Condensed Consolidating Income Statements

	(in 000s)
	Three months ended July 31, 2004
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Total revenues	$—	$324,762	$161,216	$(3,267)	$482,711

Cost of services	—	95,482	175,911	46	271,439
Other	—	173,326	115,831	(3,313)	285,844

Total expenses	—	268,808	291,742	(3,267)	557,283

Operating income (loss)	—	55,954	(130,526)	—	(74,572)
Other income, net	(72,564)	—	2,008	72,564	2,008

Income (loss) before taxes	(72,564)	55,954	(128,518)	72,564	(72,564)
Income taxes (benefit)	(28,481)	24,359	(52,840)	28,481	(28,481)

Net income (loss)	$(44,083)	$31,595	$(75,678)	$44,083	$(44,083)

	Three months ended July 31, 2003
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Total revenues	$—	$355,025	$142,843	$(2,484)	$495,384

Cost of services	—	83,574	155,198	(207)	238,565
Other	—	143,721	98,406	(2,442)	239,685

Total expenses	—	227,295	253,604	(2,649)	478,250

Operating income (loss)	—	127,730	(110,761)	165	17,134
Other income, net	18,829	—	1,695	(18,829)	1,695

Income (loss) before taxes	18,829	127,730	(109,066)	(18,664)	18,829
Income taxes (benefit)	7,310	52,144	(44,898)	(7,246)	7,310

Net income (loss) before cumulative effect of change in accounting	11,519	75,586	(64,168)	(11,418)	11,519
Cumulative effect of change in accounting	(6,359)	—	(6,359)	6,359	(6,359)

Net income (loss)	$5,160	$75,586	$(70,527)	$(5,059)	$5,160

Condensed Consolidating Balance Sheets

	(in 000s)
	July 31, 2004
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Cash & cash equivalents	$—	$189,421	$127,679	$—	$317,100
Cash & cash equivalents- restricted	—	496,137	13,645	—	509,782
Receivables from customers, brokers and dealers, net	—	626,215	—	—	626,215
Receivables, net	562	225,272	135,365	—	361,199
Intangible assets and goodwill, net	—	454,466	818,315	—	1,272,781
Investments in subsidiaries	4,275,177	210	389	(4,275,177)	599
Other assets	(97)	1,141,367	385,816	—	1,527,086

Total assets	$4,275,642	$3,133,088	$1,481,209	$(4,275,177)	$4,614,762

Commercial paper	$—	$104,864	$—	$—	$104,864
Accts. payable to customers, brokers and dealers	—	1,022,542	—	—	1,022,542
Long-term debt	—	498,375	47,821	—	546,196
Other liabilities	443	520,020	905,451	140	1,426,054
Net intercompany advances	2,760,093	(335,084)	(2,424,869)	(140)	—
Stockholders’ equity	1,515,106	1,322,371	2,952,806	(4,275,177)	1,515,106

Total liabilities and stockholders’ equity	$4,275,642	$3,133,088	$1,481,209	$(4,275,177)	$4,614,762

	April 30, 2004
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Cash & cash equivalents	$—	$132,076	$939,600	$—	$1,071,676
Cash & cash equivalents- restricted	—	532,201	13,227	—	545,428
Receivables from customers, brokers and dealers, net	—	625,076	—	—	625,076
Receivables, net	180	168,879	178,851	—	347,910
Intangible assets and goodwill, net	—	461,791	823,456	—	1,285,247
Investments in subsidiaries	4,291,693	205	297	(4,291,693)	502
Other assets	(145)	1,115,435	389,270	(373)	1,504,187

Total assets	$4,291,728	$3,035,663	$2,344,701	$(4,292,066)	$5,380,026

Accts. payable to customers, brokers and dealers	$—	$1,065,793	$—	$—	$1,065,793
Long-term debt	—	498,225	47,586	—	545,811
Other liabilities	15,879	509,151	1,345,822	561	1,871,413
Net intercompany advances	2,378,840	(304,432)	(2,073,847)	(561)	—
Stockholders’ equity	1,897,009	1,266,926	3,025,140	(4,292,066)	1,897,009

Total liabilities and stockholders’ equity	$4,291,728	$3,035,663	$2,344,701	$(4,292,066)	$5,380,026

Condensed Consolidating Statements of Cash Flows

	(in 000s)
	Three months ended July 31, 2004
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Net cash used in operating activities:	$(8,544)	$(55,856)	$(449,664)	$—	$(514,064)

Cash flows from investing:
Cash received on residuals	—	38,826	—	—	38,826
Purchase property & equipment	—	(5,207)	(17,706)	—	(22,913)
Payments for business acquisitions	—	—	(806)	—	(806)
Net intercompany advances	377,200	—	—	(377,200)	—
Other, net	—	5,370	2,930	—	8,300

Net cash provided by (used in) investing activities	377,200	38,989	(15,582)	(377,200)	23,407

Cash flows from financing:
Repayments of commercial paper	—	(314,836)	—	—	(314,836)
Proceeds from commercial paper	—	419,700	—	—	419,700
Dividends paid	(33,636)	—	—	—	(33,636)
Acquisition of treasury shares	(347,395)	—	—	—	(347,395)
Net intercompany advances	—	(30,652)	(346,548)	377,200	—
Other, net	12,375	—	(127)	—	12,248

Net cash provided by (used in) financing activities	(368,656)	74,212	(346,675)	377,200	(263,919)

Net increase (decrease) in cash	—	57,345	(811,921)	—	(754,576)
Cash - beginning of period	—	132,076	939,600	—	1,071,676

Cash - end of period	$—	$189,421	$127,679	$—	$317,100

	Three months ended July 31, 2003
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Net cash provided by (used in) operating activities:	$18,703	$57,711	$(184,278)	$—	$(107,864)

Cash flows from investing:
Cash received on residuals	—	27,502	—	—	27,502
Purchase property & equipment	—	(5,350)	(7,399)	—	(12,749)
Payments for business acquisitions	—	—	(9,126)	—	(9,126)
Net intercompany advances	83,200	—	—	(83,200)	—
Other, net	—	8,461	(3,158)	—	5,303

Net cash provided by (used in) investing activities	83,200	30,613	(19,683)	(83,200)	10,930

Cash flows from financing:
Dividends paid	(32,362)	—	—	—	(32,362)
Acquisition of treasury shares	(83,633)	—	—	—	(83,633)
Net intercompany advances	—	(64,231)	(18,969)	83,200	—
Other, net	14,092	—	(1,837)	—	12,255

Net cash used in financing activities	(101,903)	(64,231)	(20,806)	83,200	(103,740)

Net increase (decrease) in cash	—	24,093	(224,767)	—	(200,674)
Cash - beginning of period	—	180,181	695,172	—	875,353

Cash - end of period	$—	$204,274	$470,405	$—	$674,679

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

H&R Block is a diversified company delivering tax services and financial advice, investment and mortgage services, and business and consulting services. For nearly 50 years, we have been developing relationships with millions of tax clients and our strategy is to expand on these relationships. Our Tax Services segment provides income tax return preparation services, electronic filing services and other services and products related to income tax return preparation to the general public in the United States, Canada, Australia and the United Kingdom. We also offer investment services through H&R Block Financial Advisors, Inc. (HRBFA). Our Mortgage Services segment offers a full range of home mortgage services through Option One Mortgage Corporation (OOMC) and H&R Block Mortgage Corporation (HRBMC). RSM McGladrey Business Services, Inc. (RSM) is a national accounting, tax and consulting firm primarily serving mid-sized businesses.

Our Mission
To help our clients achieve their financial objectives
by serving as their tax and financial partner.

     Key to achieving our mission is the enhancement of client experiences through consistent delivery of valuable services and advice. Operating through multiple lines of business allows us to better meet the changing financial needs of our clients.

     The analysis that follows should be read in conjunction with the tables below and the condensed consolidated income statements found on page 2.

Consolidated H&R Block, Inc. – Operating Results

	(in 000s, except per share amounts)
Three months ended July 31,	2004	2003
Revenues:
Tax Services	$50,447	$45,981
Mortgage Services	268,133	292,589
Business Services	109,102	98,499
Investment Services	53,581	56,987
Corporate	1,448	1,328

	$482,711	$495,384

Pretax income (loss):
Tax Services	$(112,989)	$(99,580)
Mortgage Services	93,540	163,829
Business Services	(10,071)	(6,679)
Investment Services	(18,271)	(13,757)
Corporate	(24,773)	(24,984)

	(72,564)	18,829
Income taxes (benefit)	(28,481)	7,310

Net income (loss) before change in accounting principle	(44,083)	11,519
Cumulative effect of change in accounting principle	—	(6,359)

Net income (loss)	$(44,083)	$5,160

Basic earnings (loss) per share	$(.26)	$.03

Diluted earnings (loss) per share	$(.26)	$.03

OVERVIEW

A summary of our results for the three months ended July 31, 2004 compared to the prior year is as follows:

■	The net loss was $44.1 million, compared to net income, before the change in accounting principle, of $11.5 million.

■	Revenues declined $12.7 million, or 2.6%.

■	Tax Services’ pretax loss increased $13.4 million to $113.0 million primarily due to off-season expenses related to the former major franchise territories acquired in the second quarter of last year.

■	Mortgage Services’ revenues and pretax earnings decreased $24.5 million and $70.3 million, respectively. The decline is due to increased direct loan origination expenses and lower margins on loan sales, partially offset by increased origination volume.

■	Mortgage originations totaled $6.8 billion, an increase of 28.4%.

■	Business Services’ revenues increased $10.6 million, or 10.8%, due to our core tax, accounting and consulting business, resulting in part from our strategic growth initiatives during the quarter.

■	Investment Services’ revenues declined $3.4 million, consistent with the weak investment climate.

TAX SERVICES

This segment primarily consists of our income tax preparation businesses – retail, online and software.

Tax Services – Operating Results

	(in 000s)
Three months ended July 31,	2004	2003
Service revenues:
Tax preparation and related fees	$19,162	$16,248
Online tax services	701	547
Other services	24,257	21,461

	44,120	38,256
Software sales	1,345	117
Royalties	1,612	1,567
RAL participation fees	164	—
RAL waiver fees	—	4,114
Other	3,206	1,927

Total revenues	50,447	45,981

Cost of services:
Compensation and benefits	30,684	27,814
Occupancy	50,671	44,003
Depreciation	8,978	8,411
Supplies	2,261	1,614
Other	29,822	27,256

	122,416	109,098
Cost of software sales	3,270	2,083
Selling, general and administrative	37,750	34,380

Total expenses	163,436	145,561

Pretax loss	$(112,989)	$(99,580)

Three months ended July 31, 2004 compared to July 31, 2003

Tax Services’ revenues increased $4.5 million, or 9.7%, for the three months ended July 31, 2004 compared to the prior year.

     Tax preparation and related fees increased $2.9 million, or 17.9%, for the three months ended            July 31, 2004. This increase is primarily due to the former major franchise territories now being operated as company-owned, which contributed $1.2 million in additional tax preparation and related fees.

     Other service revenues increased $2.8 million as a result of additional revenues associated with POM guarantees.

     Revenues earned during the current quarter in connection with RALs declined $4.0 million as a result of non-recurring revenues in the prior year pursuant to an agreement with Household Tax Masters, Inc.

     Total expenses for the three months ended July 31, 2004 were up $17.9 million, or 12.3%, from the prior year. Compensation and benefits increased $2.9 million primarily due to additional off-season expenses related of the former major franchise territories acquired in the second quarter of fiscal year 2004. Occupancy expenses increased $6.7 million as a result of a 4.0% increase in company-owned offices under lease and a 4.4% increase in the average rent. Other service expenses increased primarily as a result of increases in insurance costs and stock-based compensation, partially offset by lower expenses related to our POM guarantee. Intangible amortization, which is included in selling, general and administrative expenses, increased $2.1 million over the prior year’s first quarter as a result of the acquired major franchise territories.

     The pretax loss of $113.0 million for the three months ended July 31, 2004, represents a 13.5% increase over the prior year loss of $99.6 million.

     Due to the seasonal nature of this segment’s business, operating results for the three months ended July 31, 2004 are not comparable to the three months ended April 30, 2004 and are not indicative of the expected results for the entire fiscal year.

Fiscal 2005 outlook

Our fiscal year 2005 outlook for our Tax Services segment is unchanged from the discussion in our April 30, 2004 Form 10-K.

RAL Litigation

We have been named as a defendant in a number of lawsuits alleging that we engaged in wrongdoing with respect to the RAL program. We believe we have strong defenses to the various RAL cases and will vigorously defend our position. Nevertheless, the amounts claimed by the plaintiffs are, in some instances, very substantial, and there can be no assurances as to the ultimate outcome of the pending RAL cases, or as to the impact of the RAL cases on our financial statements. See additional discussion of RAL Litigation in note 11 to the condensed consolidated financial statements.

MORTGAGE SERVICES

This segment is primarily engaged in the origination of non-prime mortgage loans through an independent broker network, the origination of prime and non-prime mortgage loans through a retail office network, the sale and securitization of mortgage loans and residual interests, and the servicing of non-prime loans.

Mortgage Services – Operating Statistics

	(dollars in 000s)
Three months ended	July 31, 2004	July 31, 2003	April 30, 2004
Number of loans originated:
Wholesale (non-prime)	37,487	28,494	34,951
Retail: Prime	1,697	4,005	2,523
Non-prime	4,742	3,004	4,281

	43,926	35,503	41,755

Volume of loans originated:
Wholesale (non-prime)	$5,981,104	$4,405,224	$5,410,469
Retail:Prime	215,287	540,326	312,923
Non-prime	620,126	365,331	523,438

	$6,816,517	$5,310,881	$6,246,830

Loan sales	$6,744,056	$5,301,341	$6,294,346
Weighted average FICO score (1)	609	607	607
Execution price (2)	4.12%	4.42%	3.96%
Net gain on sale – gross margin (3)	2.07%	3.64%	2.89%
Weighted average interest rate for borrowers (1)	7.21%	7.54%	7.06%
Weighted average loan-to-value (1)	78.0%	78.3%	78.0%

(1)	Represents non-prime production.
(2)	Defined as total premium received divided by total balance of loans delivered to third party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).
(3)	Defined as gain on sale of mortgage loans (including mortgage servicing rights and net of direct origination expenses) divided by origination volume.

Mortgage Services – Operating Results

	(in 000s)
Three months ended	July 31, 2004	July 31, 2003	April 30, 2004
Components of gains on sales:
Gains on mortgage loans	$140,905	$193,076	$180,641
Gains on residual interests	—	—	23,689
Impairment of residual interests	(3,435)	(10,743)	(4,613)

	137,470	182,333	199,717

Interest income:
Accretion - residual interests	25,663	34,063	49,640
Accretion - beneficial interest	44,623	27,064	41,778
Other interest income	1,439	210	2,021

	71,725	61,337	93,439

Loan servicing revenue	58,855	48,317	56,662
Other	83	602	496

Total revenues	268,133	292,589	350,314

Cost of services	52,113	42,681	46,332
Compensation and benefits	76,157	52,468	80,396
Occupancy	9,964	9,297	10,274
Other	36,359	24,314	37,382

Total expenses	174,593	128,760	174,384

Pretax income	$93,540	$163,829	$175,930

Three months ended July 31, 2004 compared to July 31, 2003

Mortgage Services’ revenues decreased $24.5 million, or 8.4%, for the three months ended July 31, 2004 compared to the prior year. Revenues decreased primarily as a result of a decline in gains on sales of mortgage loans.

     The following table summarizes the key drivers of gains on sales of mortgage loans:

	(dollars in 000s)
Three months ended July 31,	2004	2003
Number of sales associates (1)	3,117	2,330
Total number of applications	74,492	62,544
Closing ratio (2)	59.0%	56.8%
Total number of originations	43,926	35,503
Average loan size	$155	$150
Total originations	$6,816,517	$5,310,881
Non-prime / prime origination ratio	30.7 : 1	8.8 : 1
Loan sales	$6,744,056	$5,301,341
Net gain on sale – gross margin (3)	2.07%	3.64%
Direct origination expenses, net	$102,878	$56,468

(1)	Includes all direct sales and back office sales support associates.
(2)	Percentage of loans funded divided by total applications in the period.
(3)	Defined as gain on sale of mortgage loans (including mortgage servicing rights and net of direct origination expenses) divided by origination volume.

     Gains on sales of mortgage loans declined $52.2 million as a result of a decline in our gross margin, partially offset by a 28.4% increase in origination volume. Our net gain on sale, or gross margin, on mortgage loans originated and sold during the quarter declined from 3.64% in the prior year to 2.07% in the current quarter. This decline is due to increased direct loan origination expenses and the timing of increases in the rates we charge to borrowers compared with increases in market interest rates. Direct origination expenses increased $46.4 million, primarily due to the increases in broker incentives and origination volume. In times of rapidly rising interest rates, our loan sale pricing tends to decline as increases in our borrower interest rates generally lag market rate increases. Market interest rates, based on a two-year swap, increased from 1.88% in April to 3.14% at the end of the current quarter, up 126 basis points. However, our weighted average coupon charged to borrowers increased only 15 basis points, from 7.06% to 7.21%, resulting in lower margins on loan sales.

     Impairments of residual interests in securitizations of $3.4 million were recognized in the current period, compared to $10.7 million for the three months ended July 31, 2003.

     The following table summarizes the key drivers of loan servicing revenues:

	(dollars in 000s)
Three months ended July 31,	2004	2003
Average servicing portfolio:
With related MSRs	$37,524,221	$28,466,571
Without related MSRs	10,012,639	4,290,654

	$47,536,860	$32,757,225

Number of loans serviced	344,659	261,344
Average delinquency rate	5.01%	6.60%
Value of MSRs	$123,980	$106,056

     Loan servicing revenues increased $10.5 million, or 21.8%, compared to the prior year. The increase reflects a higher loan servicing portfolio. The average servicing portfolio for the three-month period ended July 31, 2004 increased $14.8 billion, or 45.1%, to $47.5 billion.

     Accretion of residual interests of $25.7 million for the three months ended July 31, 2004 represents a decrease of $8.4 million from prior year accretion of $34.1 million. This decrease is primarily due to two factors. First, the sale of previously securitized residual interests during fiscal year 2004 eliminated future accretion on those residual interests. Second, over the past two fiscal years, the residuals we have retained from our securitizations were initially recorded at little to no value. As we recognize write-ups in value related to these residual interests, income recognition is initially low, but increases as the timing of cash flows approaches.

     During the first quarter of fiscal year 2005, our residual interests continued to perform better than expected compared to internal valuation models, primarily due to lower than originally modeled credit losses. We recorded favorable pretax mark-to-market adjustments, which increased the fair value of our residual interests $66.4 million during the quarter. These adjustments were recorded, net of write-downs of $12.9 million and deferred taxes of $20.4 million, in other comprehensive income and will be accreted into income throughout the remaining life of those residual interests. Future changes in interest rates or other assumptions, based on market conditions or actual loan pool performance, could cause additional adjustments to the fair value of the residual interests and could cause changes to the accretion of these residual interests in future periods. Favorable mark-to-market adjustments on low original value residuals will generally not be accreted into revenues until the residual interest begins to cash flow.

     Accretion of beneficial interest in Trusts increased $17.6 million, or 64.9%, over the prior year due primarily to a higher balance of loans held by the Trusts, partially offset by a decline in the interest margin earned. The average balance of loans held by the Trusts increased to $4.0 billion from $2.0 billion in the prior year. The interest margin, the difference between the rate on the underlying loans and the financing costs of the Trusts, decreased to 4.78% during the current period, from 5.51% in the prior year.

     Total expenses for the three months ended July 31, 2004, increased $45.8 million, or 35.6%, over the year-ago quarter. This increase is primarily due to $23.7 million in increased compensation and benefits as a result of a 30.4% increase in sales associates needed to support higher loan production volumes and bonuses paid in the current quarter. Costs related to servicing of mortgage loans increased $9.4 million as a result of a higher average servicing portfolio during the three months ended July 31, 2004. Other expenses increased $12.0 million for the current quarter, primarily due to increases in consulting, travel and stock-based compensation expenses.

     Pretax income decreased $70.3 million to $93.5 million for the three months ended July 31, 2004.

Three months ended July 31, 2004 compared to April 30, 2004

Mortgage Services’ revenues decreased $82.2 million, or 23.5%, for the three months ended July 31, 2004, compared to the preceding quarter. Revenue decreased due to lower gains on sales of mortgage assets and lower accretion income.

     The following table summarizes the key drivers of gains on sales of mortgage loans:

	(dollars in 000s)
Three months ended	July 31, 2004	April 30, 2004
Number of sales associates (1)	3,117	2,812
Total number of applications	74,492	74,537
Closing ratio (2)	59.0%	56.0%
Total number of originations	43,926	41,755
Average loan size	$155	$150
Total originations	$6,816,517	$6,246,830
Non-prime / prime origination ratio	30.7 : 1	19.0 : 1
Loan sales	$6,744,056	$6,294,346
Net gain on sale – gross margin (3)	2.07%	2.89%
Direct origination expenses, net	$102,878	$97,629

(1)	Includes all direct sales and back office sales support associates.
(2)	Percentage of loans funded divided by total applications in the period.
(3)	Defined as gain on sale of mortgage loans (including mortgage servicing rights and net of direct origination expenses) divided by origination volume.

     Gains on sales of mortgage loans declined $39.7 million as a result of a decrease in the net gain on sale, or gross margin, from 2.89% in the preceding quarter to 2.07% in the current quarter, which was partially offset by a 9.1% increase in originations. The decline in the net gain on sale is due to the timing of increases in the rates we charge to borrowers compared with increases in market interest rates. In times of rapidly rising interest rates, our loan sale pricing tends to decline as increases in our borrower interest rates generally lag market rate increases. Market interest rates, based on a two-year swap, increased from 1.88% in early April to 3.14% at the end of July, up 126 basis points. However, our coupon charged to borrowers increased only 15 basis points, from 7.06% to 7.21%, resulting in lower margins on loan sales.

     During the fourth quarter of fiscal year 2004 we recorded $23.7 million in gains on sales of previously securitized residual interests. There were no such gains in the current quarter.

     Impairments of residual interests in securitizations of $3.4 million were recognized during the first quarter, compared to $4.6 million for the three months ended April 30, 2004.

     The following table summarizes the key drivers of loan servicing revenues:

	(dollars in 000s)
Three months ended	July 31, 2004	April 30, 2004
Average servicing portfolio:
With related MSRs	$37,524,221	$35,417,936
Without related MSRs	10,012,639	8,062,494

	$47,536,860	$43,480,430

Number of loans serviced	344,659	324,364
Average delinquency rate	5.01%	5.47%
Value of MSRs	$123,980	$113,821

     Loan servicing revenues increased $2.2 million, or 3.9%, compared to the fourth quarter of fiscal year 2004. The increase reflects a higher loan-servicing portfolio. The average servicing portfolio for the three months ended July 31, 2004 increased $4.1 billion, or 9.3%, to $47.5 billion.

     Accretion of residual interests of $25.7 million represents a decrease of $24.0 million from the preceding quarter’s accretion of $49.6 million. This decrease is due to two factors. First, the sale of previously securitized residual interests during the fourth quarter eliminated future accretion on those residual interests. Second, over the past two fiscal years, the residuals we have retained from our securitizations were initially recorded at little to no value. As we recognize write-ups in value related to these residual interests, income recognition is initially low, but increases as the timing of cash flows approaches.

     Accretion of beneficial interest in Trusts increased $2.8 million, or 6.8%, for the quarter ended July 31, 2004, due to a 16.2% increase in the average balance on loans held by the Trusts, partially offset by a decrease in the interest margin to 4.78% during the three months ended July 31, 2004, from 5.06% in the fourth quarter.

     Total expenses of $174.6 million for the current quarter were basically flat compared to the fourth quarter of fiscal year 2004. Costs related to servicing mortgage loans increased $5.8 million, or 12.5%, resulting from the increased servicing portfolio. This increase was partially offset by a $4.2 million decline in compensation and benefits.

     Pretax income decreased $82.4 million, or 46.8%, for the three months ended July 31, 2004 compared to the preceding quarter.

Fiscal 2005 outlook

Our fiscal year 2005 outlook for our Mortgage Services segment is generally unchanged from the discussion in our April 30, 2004 Form 10-K. In both rising and declining interest rate environments, our interest rates charged to borrowers lag the secondary market rates, as we experienced during the first quarter of fiscal year 2005. To the extent we are able to adjust rates charged to borrowers, relative to prevailing market rates, we expect to recover approximately 50 basis points of margin during our second quarter, and return to a more normalized level during the third and fourth quarters.

     Based on these assumptions, we still expect our mortgage segment pretax income to be flat to slightly down from fiscal year 2004, excluding the gain on sale of previously securitized residual interests.

BUSINESS SERVICES

This segment offers middle-market companies accounting, tax and consulting services, wealth management, retirement resources, payroll services, corporate finance and financial process outsourcing.

Business Services – Operating Statistics

Three months ended July 31,	2004	2003
Accounting, tax and consulting:
Chargeable hours	537,035	516,386
Chargeable hours per person	269	263
Net collected rate per hour	$126	$122
Average margin per person	$16,327	$15,826

Business Services – Operating Results

	(in 000s)
Three months ended July 31,	2004	2003
Service revenues:
Accounting, tax and consulting	$68,360	$60,901
Capital markets	15,777	16,630
Payroll, benefits and retirement services	4,654	4,558
Other services	2,463	—

	91,254	82,089
Other	17,848	16,410

Total revenues	109,102	98,499

Cost of services:
Compensation and benefits	44,408	37,522
Occupancy	4,606	4,947
Other	8,541	6,802

	57,555	49,271
Selling, general and administrative	61,618	55,907

Total expenses	119,173	105,178

Pretax loss	$(10,071)	$(6,679)

Three months ended July 31, 2004 compared to July 31, 2003

Business Services’ revenues for the three months ended July 31, 2004 increased $10.6 million, or 10.8%, from the prior year. This increase was primarily due to a $7.5 million increase in accounting, tax and consulting revenues, resulting from a 4.0% increase in chargeable hours in part related to our strategic growth initiatives, an increase in the net collected rate per hour and the acquisition of tax businesses in fiscal year 2004. The acquisition of Tax Services’ former major franchises allowed us to acquire the tax businesses associated with the original McGladrey & Pullen, LLP acquisition. We were previously unable to acquire and operate these businesses in direct competition with major franchise territories. Other service revenues increased $2.5 million from growth in our financial process outsourcing business.

     Total expenses increased $14.0 million, or 13.3%, for the three months ended July 31, 2004 compared to the prior year. Compensation and benefits costs increased $6.9 million, primarily as a result of the tax and outsourcing businesses acquired in fiscal year 2004 and an increase in the number of professional personnel. Selling, general and administrative expenses increased $5.7 million primarily due to additional costs associated with our strategic growth initiatives.

     The pretax loss for the three months ended July 31, 2004 was $10.1 million compared to $6.7 million in the prior year.

     Due to the seasonal nature of this segment’s business, operating results for the three months ended July 31, 2004 are not comparable to the three months ended April 30, 2004 and are not indicative of the expected results for the entire fiscal year.

Fiscal 2005 outlook

Our fiscal year 2005 outlook for our Business Services segment is unchanged from the discussion in our April 30, 2004 Form 10-K.

INVESTMENT SERVICES

This segment is primarily engaged in offering advice-based brokerage services and investment planning. Our integration of investment advice and new offerings are allowing us to shift our focus from a transaction-based client relationship to a more advice-based focus.

Investment Services – Operating Statistics

Three months ended	July 31, 2004	July 31, 2003	April 30, 2004
Customer trades (1)	205,948	240,469	259,470
Customer daily average trades	3,269	3,589	4,119
Average revenue per trade (2)	$119.71	$126.97	$121.58
Active accounts:
Traditional brokerage	394,852	462,549	438,730
Express IRAs	396,878	247,847	391,046

	791,730	710,396	829,776

Ending balance of assets under administration (billions)	$26.6	$24.3	$26.7
Average assets per active account	$33,592	$34,160	$32,215
Ending margin balances (millions)	$604	$517	$608
Ending customer payable balances (millions)	$973	$923	$1,007
Number of advisors	997	932	1,009

Included in the numbers above are the following relating to fee-based accounts:
Customer accounts	7,688	4,894	6,964
Average revenue per account	$1,848	$1,701	$2,027
Ending balance of assets under administration (millions)	$1,547	$916	$1,494
Average assets per active account	$201,198	$187,064	$214,537

(1)	Includes only trades on which commissions are earned (“commissionable trades”).
(2)	Calculated as total commissions divided by commissionable trades.

Investment Services – Operating Results

	(in 000s)
	Three months ended
	July 31, 2004	July 31, 2003	April 30, 2004
Service revenue:
Transactional revenue	$19,952	$25,456	$24,901
Annuitized revenue	18,533	12,843	18,805

Production revenue	38,485	38,299	43,706
Other service revenue	6,262	7,976	9,047

	44,747	46,275	52,753

Margin interest revenue	8,760	8,530	8,459
Less: interest expense	(299)	(610)	(293)

Net interest revenue	8,461	7,920	8,166

Other	74	2,182	815

Total revenues (1)	53,282	56,377	61,734

Cost of services:
Compensation and benefits	28,848	25,389	31,816
Occupancy	5,688	6,115	5,816
Depreciation	1,064	2,009	1,259
Other	3,755	4,002	4,849

	39,355	37,515	43,740
Selling, general and administrative	32,198	32,619	40,536

Total expenses	71,553	70,134	84,276

Pretax loss	$(18,271)	$(13,757)	$(22,542)

(1) Total revenues, less interest expense.

Three months ended July 31, 2004 compared to July 31, 2003

Investment Services’ revenues, net of interest expense, for the three months ended July 31, 2004 decreased $3.1 million, or 5.5%. The decrease is primarily due to the weak investment climate.

     Transactional revenue, which is based on transaction or trade quantities, decreased $5.5 million, or 21.6%, from the prior year due primarily to a 14.4% decline in trading volume. Additionally, the average revenue per trade declined 5.7% over the prior year.

     Annuitized revenues increased $5.7 million, or 44.3%, due to increased sales of annuities and mutual funds. The shift in revenues between transactional and annuitized revenues shows our continued move toward an advice-based focus.

     Other service revenue declined $1.7 million, or 21.5%, from the prior year’s first quarter due to lower underwriting fees primarily related to fixed income product sales.

     Margin interest revenue increased 2.7% from the prior year, which is primarily a result of a 19.4% increase in average margin balances. Margin balances have increased from an average of $501.1 million for the three months ended July 31, 2003 to $598.1 million in the current period.

     Total expenses increased $1.4 million, or 2.0%, primarily as a result of $3.5 million of additional compensation and benefits primarily due to a higher commission rate than the prior year and new financial advisors. This increase was partially offset by a decline in depreciation costs as a result of the consolidation of field offices.

     The pretax loss for Investment Services for the first quarter of fiscal year 2005 was $18.3 million compared to the prior year loss of $13.8 million.

Three months ended July 31, 2004 compared to April 30, 2004

Investment Services’ revenues, net of interest expense, for the three months ended July 31, 2004 decreased $8.5 million, or 13.7%, compared to the preceding quarter. The decrease is primarily due to the impact of market conditions on advisor productivity and fewer advisors.

     Transactional revenue decreased $4.9 million, or 19.9%, primarily due to the 20.6% decline in trading volume and a decline in the average revenue per trade. Productivity averaged $155,000 per advisor during the first quarter compared to $177,000 per advisor in the fourth quarter of fiscal year 2004. This decline is attributable to market conditions. We recruited a total of 55 new advisors during the quarter and expect to continue to increase our recruiting efforts throughout the year. However, our total advisor count declined from 1,009 to 997 during the period as our recruiting efforts were offset by advisor attrition.

     Total expenses decreased $12.7 million from the preceding quarter, partially due to the disposition of certain assets in the first quarter. Additionally, compensation and benefits decreased $3.0 million, primarily as a result of the decline in transactional revenues.

     The pretax loss for the Investment Services segment was $18.3 million, compared to a loss of $22.5 million in the fourth quarter of fiscal year 2004.

Fiscal 2005 outlook

Our fiscal year 2005 outlook for our Investment Services segment is unchanged from the discussion in our April 30, 2004 Form 10-K.

CORPORATE

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

Corporate — Operating Results

	(in 000s)
	Three months ended July 31,
	2004	2003
Operating revenues	$4,433	$2,728
Eliminations	(2,985)	(1,400)

Total revenues	1,448	1,328

Corporate expenses:
Compensation and benefits	3,441	3,069
Interest expense on acquisition debt	17,143	17,672
Other	6,788	7,316

	27,372	28,057

Support departments:
Information technology	25,178	23,213
Marketing	3,571	2,664
Finance	8,807	6,899
Other	20,229	10,823

	57,785	43,599

Allocation of corporate and shared costs	(57,804)	(43,777)
Investment income, net	1,132	1,567

Pretax loss	$(24,773)	$(24,984)

Three months ended July 31, 2004 compared to July 31, 2003

Information technology department expenses increased $2.0 million, or 8.5%, primarily due to an increase in resources needed to support additional projects on behalf of operating segments and other support departments. Finance department expenses increased as a result of higher insurance costs. Other department expenses increased primarily due to $3.4 million of additional stock-based compensation expenses and increases in the cost of employee insurance and supply sales to franchises.

     The pretax loss was $24.8 million, compared with last year’s first quarter loss of $25.0 million.

     Due to the nature of this segment, the three months ended July 31, 2004 are not comparable to the three months ended April 30, 2004 and are not indicative of the expected results for the entire fiscal year.

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

     Cash From Operations. Cash used in operations totaled $514.1 million and $107.9 million for the three months ended July 31, 2004 and 2003, respectively. The increase in cash used in operating activities is primarily due to Mortgage and Tax Services. Mortgage Services used $50.8 million in operations in the current quarter, compared to providing $106.6 million in the first quarter of fiscal year 2004, while Tax Services used $90.4 million more in cash for off-season costs and working capital requirements. Additionally, income tax payments during the current quarter increased $110.3 million due to a change in a tax accounting method, which resulted in an acceleration of taxable income.

     Issuance of Common Stock. We issue shares of common stock, in accordance with our stock-based compensation plans, out of treasury shares. Proceeds from the issuance of common stock totaled $12.4 million and $14.1 million for the three months ended July 31, 2004 and 2003, respectively.

     Debt. As of July 31, 2004, we had commercial paper borrowings of $104.9 million outstanding. Commercial paper issuance during the quarter supported various cash requirements including share repurchases, income taxes, annual incentive compensation obligations and other off-season working capital needs.

     Dividends. Dividends paid totaled $33.6 million and $32.4 million for the three months ended July 31, 2004 and 2003, respectively.

     Share Repurchases. On June 9, 2004, our Board of Directors approved an authorization to repurchase 15 million shares. This authorization is in addition to the authorization of 20 million shares on June 11, 2003. During the three months ended July 31, 2004, we repurchased 7.4 million shares pursuant to these authorizations at an aggregate price of $345.3 million or an average price of $46.55 per share. There are 18.9 million shares remaining under these authorizations at July 31, 2004. We plan to continue to purchase shares on the open market in accordance with these authorizations, subject to various factors including the price of the stock, the availability of excess cash, our ability to maintain liquidity and financial flexibility, securities laws restrictions and other investment opportunities available.

     Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents — restricted totaled $509.8 million at July 31, 2004. Investment Services held $482.0 million of this total segregated in a special reserve account for the exclusive benefit of customers. Investment Services’ restricted cash balance has fallen from $531.6 million at the beginning of fiscal year 2005. Restricted cash of $13.6 million at July 31, 2004 held by Business Services is related to funds held to pay payroll taxes on behalf of its customers. Restricted cash held by Mortgage Services totaled $14.1 million and is held for outstanding commitments to fund mortgage loans.

     Fiscal Year 2005 Outlook. Our $250.0 million 63/4% Senior Notes are due in November 2004. In August 2004 we filed a shelf registration statement with the SEC for up to $1.0 billion in debt securities. Combined with the unused allotment from a prior shelf registration statement, we have up to $1.25 billion available for issuance of debt securities under shelf registration statements. We may choose to issue registered notes in October 2004 to refinance the Senior Notes currently outstanding.

     Segment Cash Flows. A condensed consolidating statement of cash flows by segment for the three months ended July 31, 2004 follows. Generally, interest is not charged on intercompany activities between segments.

	(in 000s)
	Tax	Mortgage	Business	Investment		Consolidated
	Services	Services	Services	Services	Corporate	H&R Block
Cash provided by (used in):
Operations	$(227,977)	$(50,808)	$6,674	$(10,571)	$(231,382)	$(514,064)
Investing	(2,036)	27,572	(3,302)	9,561	(8,388)	23,407
Financing	—	—	(194)	—	(263,725)	(263,919)
Net intercompany	224,571	78,152	(2,481)	5,140	(305,382)	—

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

     Tax Services. Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in the fourth quarter. Tax Services used $228.0 million in its first quarter operations to cover off-season costs and working capital requirements.

     Mortgage Services. This segment primarily generates cash as a result of the sale and securitization of mortgage loans and residual interests, and as its residual interests mature. Mortgage Services used $50.8 million in cash from operating activities primarily due to lower income during the quarter and an increase in loans held for sale. This segment also generated $27.6 million in cash from investing activities primarily related to cash received from residual interests.

     Gains on sales. Gains on sales of mortgage loans and related assets totaled $137.5 million, of which 82% was received as cash. The cash was primarily recorded as operating activities. The percent of gains on sales of mortgage assets received as cash is calculated as follows:

	(in 000s)
Three months ended July 31,	2004	2003
Cash:
Whole loans sold by the Trusts	$216,261	$154,415
Loans securitized	—	98,649
Direct origination expenses, net	(102,878)	(56,468)

	113,383	196,596

Non-cash:
Retained mortgage servicing rights	28,493	24,482
Changes in beneficial interest in Trusts	(1,647)	(25,353)
Impairments to fair value of residual interests	(3,435)	(10,743)
Net change in fair value of rate-lock commitments	676	(2,649)

	24,087	(14,263)

Reported gains on sales of mortgage assets	$137,470	$182,333

Percent of gains received as cash	82%	108%

     Another important measure of cash generation is the percentage of cash proceeds we receive from our capital market transactions. These amounts are also included within the gain on sale of mortgage assets as reconciled below. The percent calculation is as follows:

	(in 000s)
Three months ended July 31,	2004	2003
Cash proceeds:
Whole loans sold by the Trusts	$216,261	$154,415
Loans securitized	—	98,649

	216,261	253,064
Non-cash:
Retained mortgage servicing rights	28,493	24,482

Portion of gain on sale related to capital market transactions	244,754	277,546

Other items included in gain on sale:
Changes in beneficial interest in Trusts	(1,647)	(25,353)
Impairments to fair value of residual interests	(3,435)	(10,743)
Net change in fair value of rate-lock commitments	676	(2,649)
Direct origination expenses, net	(102,878)	(56,468)

	(107,284)	(95,213)

Reported gains on sales of mortgage assets	$137,470	$182,333

Percent of gain on sale related to capital market transactions received as cash (1)	88%	91%

(1) Cash proceeds divided by portion of gain on sale related to capital market transactions.

     Warehouse Funding. To finance our prime originations, we utilize an on-balance sheet warehouse facility with capacity up to $50 million. This annual facility is currently in the final stage of renegotiation, during which time the original maturity has been extended on a month-to-month basis. This facility bears interest at one-month LIBOR plus 64 to 175 basis points. As of July 31, 2004 and April 30, 2004 the balance outstanding under this facility was $2.2 million and $4.0 million, respectively.

     To fund our non-prime originations, we utilize five off-balance sheet warehouse Trusts. The facilities used by the Trusts had a total capacity of $7.0 billion as of July 31, 2004. See discussion below in “Off-Balance Sheet Financing Arrangements.”

     We believe the sources of liquidity available to the Mortgage Services segment are sufficient for its needs.

     Business Services. Business Services funding requirements are largely related to receivables for completed work and “work in process.” We provide funding sufficient to cover their working capital needs. This segment provided $6.7 million in operating cash flows during the first quarter.

     Investment Services. Investment Services, through HRBFA, is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers.

     At July 31, 2004, HRBFA’s net capital of $117.4 million, which was 17.7% of aggregate debit items, exceeded its minimum required net capital of $13.3 million by $104.1 million. During the first quarter, we contributed additional capital of $5.0 million, even though HRBFA was in excess of the minimum net capital requirement, and we may continue to do so in the future.

     In fiscal year 2004, Investment Services used $10.6 million in its operating activities primarily due to increased operating costs and lower revenues.

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

     Pledged securities at July 31, 2004 totaled $46.2 million, an excess of $6.7 million over the margin requirement. Pledged securities at the end of fiscal year 2004 totaled $46.3 million, an excess of $7.9 million over the margin requirement.

     We believe the funding sources for Investment Services are stable. Liquidity risk within this segment is primarily limited to maintaining sufficient capital levels to obtain securities lending liquidity to support margin borrowing by customers.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

Substantially all non-prime mortgage loans we originate are sold daily to the Trusts. The Trusts purchase the loans from us utilizing five warehouse facilities, arranged by us. These warehouse facilities were increased to $8.0 billion subsequent to the end of the first quarter. These various facilities bear interest at one-month LIBOR plus 50 to 100 basis points and expire on various dates during the year.

     There have been no other material changes in our off-balance sheet financing arrangements from those reported at April 30, 2004 in our Annual Report on Form 10-K.

COMMERCIAL PAPER ISSUANCE

Borrowings of $104.9 million were outstanding at July 31, 2004, with zero outstanding at April 30, 2004.

     Our U.S. commercial paper issuances are supported by an unsecured CLOC from a consortium of twenty-four banks. The $2.0 billion CLOC is subject to annual renewal in August 2004 and has a one-year term-out provision with a maturity date in August 2005. This line is subject to various affirmative and negative covenants, including a net worth covenant. The CLOC was undrawn at July 31, 2004.

     Subsequent to July 31, 2004, we replaced our $2.0 billion CLOC with two CLOCs. The new CLOCs are from a consortium of thirty-one banks. The first $1.0 billion CLOC is subject to annual renewal in August 2005 and has a one-year term-out provision with a maturity date in August 2006. A second $1.0 billion CLOC has a maturity date of August 2009. These lines are subject to various affirmative and negative covenants, including a minimum net worth covenant. These CLOCs are for working capital use, general corporate purposes and commercial paper back-up.

     At July 31, 2004, there was no commercial paper outstanding under the Block Canada commercial paper program.

     There have been no other material changes in our commercial paper program from those reported at April 30, 2004 in our Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes in our contractual obligations and commercial commitments from those reported at April 30, 2004 in our Annual Report on Form 10-K.

REGULATORY ENVIRONMENT

There have been no material changes in our regulatory environment from those reported at April 30, 2004 in our Annual Report on Form 10-K.

FORWARD-LOOKING INFORMATION

In this report, and from time to time throughout the year, we share our expectations for our future performance. These forward-looking statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which we operate, and our assumptions and beliefs at that time. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these forward-looking statements. Words such as “believe,” “will,” “plan,” “expect,” “intend,” “estimate,” “approximate,” and similar expressions may identify such forward-looking statements.

     There have been no material changes in our risk factors from those reported at April 30, 2004 in our Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported at April 30, 2004 in our Annual Report on Form 10-K.

CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported in accordance with the SEC’s rule. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

     Our Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the CEO and Principal Accounting Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.

     As of July 31, 2004, we evaluated the effectiveness of the design and operation of our Disclosure Controls. The controls evaluation was done under the supervision and with the participation of management, including our CEO and Principal Accounting Officer.

     The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-Q. In our Form 10-K for the year ended April 30, 2004, we reported a series of control weaknesses related to our corporate tax accounting function. These weaknesses related specifically to the reconciliation and level of detailed support of both current and deferred income tax accounts. We also determined an acceleration of taxable income was warranted in one of our segments, although there was no change to our total income tax provision. Upon identification of these control weaknesses, immediate corrective action was undertaken. Our efforts to strengthen financial and internal controls continue. We expect these efforts to be completed by the end of fiscal year 2005.

     Based on this evaluation, other than the item described above, our CEO and Principal Accounting Officer have concluded these controls are effective. There have been no significant changes in internal controls, or in other factors, which would significantly affect these controls subsequent to the date of evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information below should be read in conjunction with the information included in note 11 to our condensed consolidated financial statements.

RAL Litigation

We reported in current reports on Forms 8-K, previous quarterly reports on Form 10-Q and in our annual report on Form 10-K for the year ended April 30, 2004, certain events and information regarding lawsuits throughout the country regarding our refund anticipation loan programs (collectively, “RAL Cases”). The RAL Cases have involved a variety of legal theories asserted by plaintiffs. These theories include allegations that, among other things, disclosures in the RAL applications were inadequate, misleading and untimely, the RAL interest rates were usurious and unconscionable, we did not disclose that we would received part of the finance charges paid by the customer for such loans, breach of state laws on credit service organizations, breach of contract, unjust enrichment, unfair and deceptive acts or practices, violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act, violations of the Fair Debt Collection Practices Act and we owe and breached a fiduciary duty to our customers in connection with the RAL program.

     The amounts claimed in the RAL Cases have been substantial in some instances. We have successfully defended against numerous RAL Cases, although several of the RAL Cases are still pending. Of these RAL Cases that are no longer pending, some were dismissed on our motions for dismissal or summary judgment and others were dismissed voluntarily by the plaintiffs after denial of class certification. Other cases were settled, with one settlement resulting in a pretax expense of $43.5 million in fiscal year 2003 (the “Texas RAL Settlement”).

     We continue to believe we have meritorious defenses to the RAL Cases, and we intend to defend the remaining RAL Cases vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate. Furthermore, there can be no assurances regarding the impact of the RAL Cases on our financial statements. We have accrued our best estimate of the probable loss related to the RAL Cases. The following is updated information regarding the pending RAL Cases in which developments occurred during or after the three months ended July 31, 2004:

     Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al., (formerly Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., Block Financial Corporation, et al.) Case No. 98 C 2178, United States District Court for the Northern District of Illinois, Eastern Division, instituted on April 18, 1998. On April 15, 2003, the District Court judge declined to approve a $25.0 million settlement of this matter, finding that counsel for the settlement plaintiffs had been inadequate representatives of the plaintiff class and failed to sustain their burden of showing that the settlement was fair. The judge subsequently appointed new counsel for the plaintiffs who filed an amended complaint and a motion for partial summary judgment. On March 29, 2004, the court either dismissed or decertified all of the plaintiffs’ claims other than part of one count alleging violations of the racketeering and conspiracy provisions of the RICO Act. The United States Court of Appeals for the Seventh Circuit subsequently affirmed the trial court’s certification of a nationwide class on the RICO count. We intend to continue defending the case vigorously, but there are no assurances as to its outcome.

     Joyce Green, et al. v. H&R Block, Inc., Block Financial Corporation, et al., Case No. 97195023, in the Circuit Court for Baltimore City, Maryland, instituted on July 14, 1997. On September 8, 2004, our Board of Directors approved a settlement agreement that provides for each class member to receive a small cash payment and a one-time rebate coupon for tax return preparation services and for the defendants to pay settlement administration costs and court-approved legal fees of class counsel. We estimate the eventual cost of this settlement to approximate $1.5 million. The settlement agreement is subject to, and will not be final until receipt of, approval from the Circuit Court.

     Lynn Becker v. H&R Block, Case No. CV-2004-03-1680 in the Court of Common Pleas, Summit County, Ohio, instituted on April 15, 2004. Plaintiffs filed an amended complaint on May 3, 2004, containing class allegations. Defendants removed the case to federal court and moved for enforcement of the RAL application’s arbitration provisions. Plaintiffs moved to remand the case back to state court and all action in the case has been stayed pending determination of the remand motion.

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

Other Claims and Litigation

As with other broker-dealers that distribute mutual fund shares, HRBFA is the subject of an investigation by the National Association of Securities Dealers, Inc. (NASD) into activities characterized as “market timing” and “late trading” of mutual fund shares by HRBFA. The NASD staff has notified HRBFA that on the basis of its investigation it has preliminarily determined to recommend a disciplinary action against HRBFA for violating various federal securities laws and

NASD rules in connection with market timing activities that took place primarily in one of HRBFA’s offices. HRBFA has provided the NASD a written response to its allegations. HRBFA is cooperating with the NASD and has conducted its own internal investigation. While we cannot provide assurance regarding the ultimate resolution of this matter, we believe the resolution of this matter will not have a material adverse effect on our financial statements.

     As part of an industry-wide review, the Internal Revenue Service (IRS) is investigating tax-planning strategies that certain RSM clients utilized during fiscal years 2000 through 2003. Specifically, the IRS is examining these strategies to determine whether RSM complied with tax shelter registration and listing regulations and whether such strategies were appropriate. If the IRS were to determine that these strategies were inappropriate, clients that utilized the strategies could face penalties and interest for underpayment of taxes and may attempt to seek recovery from RSM. While there can be no assurance regarding the outcome of this matter, we do not believe its resolution will have a material adverse effect on our operations, consolidated results of operations or financial position.

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

ITEM 2. CHANGES IN SECURITIES AND USES OF PROCEEDS

A summary of our purchases of H&R Block common stock during the first quarter of fiscal year 2005 is as follows:

	(shares in 000s)
			Total Number of Shares	Maximum Number
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased(1)	per Share	Plans or Programs(2)	the Plans or Programs(2)
May 1 – May 31	4,837	$46.11	4,837	6,495
June 1 – June 30	1,613	$47.28	1,613	19,882
July 1 – July 31	1,012	$47.55	969	18,913

(1) Of the total number of shares purchased, 42,934 shares were purchased in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on restricted shares.
(2) On June 11, 2003 and June 9, 2004, our Board of Directors approved the repurchase of 20 million shares and 15 million shares, respectively, of H&R Block, Inc. common stock. These authorizations have no expiration dates.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

10.1	364-Day Credit and Guarantee Agreement dated as of August 11, 2004 among Block Financial Corporation, H&R Block, Inc., Bank of America, N.A., Barclays Bank PLC, HSBC Bank USA, National Association, The Royal Bank of Scotland PLC, JPMorgan Chase Bank, J.P. Morgan Securities, Inc. and other lending parties thereto.

10.2	Five-Year Credit and Guarantee Agreement dated as of August 11, 2004 among Block Financial Corporation, H&R Block, Inc., Bank of America, N.A., Barclays Bank PLC, HSBC Bank USA, National Association, The Royal Bank of Scotland PLC, JPMorgan Chase Bank, J.P. Morgan Securities, Inc. and other lending parties thereto.

10.3	License Agreement dated as of June 30, 2004 by and between Sears, Roebuck and Co. and H&R Block Services, Inc.

10.4	Employment Agreement dated as of June 28, 2004 by and between H&R Block Services, Inc. and Timothy C. Gokey.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Accounting Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

The registrant filed a current report on Form 8-K dated June 9, 2004, reporting under Item 12 thereof its issuance of a press release announcing the results of operations for its fourth quarter and fiscal year ending April 30, 2004.

     The registrant filed a current report on Form 8-K dated July 29, 2004, reporting under Item 5 thereof its issuance of a press release announcing the dismissal of certain litigation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

(Registrant)

DATE	9/8/04	BY	/s/ Mark A. Ernst

Mark A. Ernst
Chairman of the Board, President
and Chief Executive Officer

DATE	9/8/04	BY	/s/ Melanie K. Coleman

Melanie K. Coleman
Vice President and
Corporate Controller