Form 10-Q
period 2004-10-31
H&R BLOCK INC
filed 2004-12-08
CIK 12659

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2004

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

Yes ✓ No ___

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on November 30, 2004 was 164,718,239 shares.

H&R BLOCK, INC.
Form 10-Q for the Period Ended October 31, 2004

		Page
PART I	Financial Information
	Condensed Consolidated Balance Sheets October 31, 2004 and April 30, 2004	1
	Condensed Consolidated Income Statements Three and Six Months Ended October 31, 2004 and 2003	2
	Condensed Consolidated Statements of Cash Flows Six Months Ended October 31, 2004 and 2003	3
	Notes to Condensed Consolidated Financial Statements	4
	Management’s Discussion and Analysis of Results of Operations and Financial Condition	17
	Quantitative and Qualitative Disclosures about Market Risk	36
	Controls and Procedures	36
PART II	Other Information	37
SIGNATURES		42
Exhibit 3.1 Certificate of Amendment
Exhibit 3.2 Restated Articles of Incorporation
Exhibit 10.1 Employment Agreement
Exhibit 10.2 Standard Form of Agreement
Exhibit 10.3 First Amendment
Exhibit 10.4 2004 Amendment
Exhibit 10.5 1989 Stock Option Plan
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification

H&R BLOCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in thousands, except share amounts

	October 31,	April 30,
	2004	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$575,796	$1,071,676
Cash and cash equivalents – restricted	496,798	545,428
Receivables from customers, brokers, dealers and clearing organizations, net	610,039	625,076
Receivables, net	368,072	347,910
Prepaid expenses and other current assets	432,335	371,209

Total current assets	2,483,040	2,961,299
Residual interests in securitizations – available-for-sale	261,503	210,973
Beneficial interest in Trusts – trading	108,624	137,757
Mortgage servicing rights	134,062	113,821
Property and equipment, at cost less accumulated depreciation and amortization of $621,587 and $579,535	275,688	279,220
Intangible assets, net	299,851	325,829
Goodwill, net	964,548	959,418
Other assets	369,542	391,709

Total assets	$4,896,858	$5,380,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Commercial paper	$316,056	$—
Current portion of long-term debt	277,546	275,669
Accounts payable to customers, brokers and dealers	1,000,083	1,065,793
Accounts payable, accrued expenses and other	483,996	456,167
Accrued salaries, wages and payroll taxes	115,249	268,747
Accrued income taxes	88,784	405,667

Total current liabilities	2,281,714	2,472,043
Long-term debt	931,781	545,811
Other noncurrent liabilities	368,696	465,163

Total liabilities	3,582,191	3,483,017

Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, 217,945,398 shares issued at October 31, 2004 and April 30, 2004	2,179	2,179
Additional paid-in capital	558,770	545,065
Accumulated other comprehensive income	99,589	57,953
Retained earnings	2,615,089	2,781,368
Less cost of 54,469,436 and 44,849,128 shares of common stock in treasury	(1,960,960)	(1,489,556)

Total stockholders’ equity	1,314,667	1,897,009

Total liabilities and stockholders’ equity	$4,896,858	$5,380,026

See Notes to Condensed Consolidated Financial Statements

H&R BLOCK, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited, amounts in thousands, except per share amounts

	Three months ended		Six months ended
	October 31,		October 31,
	2004	2003	2004	2003
Revenues:
Service revenues	$277,289	$247,740	$517,046	$462,698
Gains on sales of mortgage loans, net	184,555	250,558	366,648	459,955
Interest income	45,889	46,615	82,593	90,503
Other	31,522	23,959	55,679	51,100

	539,255	568,872	1,021,966	1,064,256

Operating expenses:
Cost of services	318,833	282,926	608,035	534,577
Interest	21,063	19,899	40,153	43,096
Selling, general and administrative	286,793	250,077	535,784	453,479

	626,689	552,902	1,183,972	1,031,152

Operating income (loss)	(87,434)	15,970	(162,006)	33,104
Other income, net	1,510	1,164	3,518	2,859

Income (loss) before taxes	(85,924)	17,134	(158,488)	35,963
Income taxes (benefit)	(33,725)	6,758	(62,206)	14,068

Net income (loss) before cumulative effect of change in accounting principle	(52,199)	10,376	(96,282)	21,895
Cumulative effect of change in accounting principle for multiple deliverable revenue arrangements, less tax benefit of $4,031	—	—	—	(6,359)

Net income (loss)	$(52,199)	$10,376	$(96,282)	$15,536

Basic earnings (loss) per share:
Before change in accounting principle	$(.32)	$.06	$(.58)	$.12
Cumulative effect of change in accounting principle	—	—	—	(.03)

Net income (loss)	$(.32)	$.06	$(.58)	$.09

Diluted earnings (loss) per share:
Before change in accounting principle	$(.32)	$.06	$(.58)	$.12
Cumulative effect of change in accounting principle	—	—	—	(.03)

Net income (loss)	$(.32)	$.06	$(.58)	$.09

Dividends per share	$.22	$.20	$.42	$.38

See Notes to Condensed Consolidated Financial Statements

H&R BLOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, amounts in thousands

Six months ended October 31,	2004	2003
Cash flows from operating activities:
Net income (loss)	$(96,282)	$15,536
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	76,768	76,010
Accretion of residual interests in securitizations	(57,835)	(70,906)
Impairments of residual interests in securitizations	3,469	11,106
Additions to trading securities — residual interests in securitizations	(68,618)	(199,021)
Proceeds from net interest margin transactions, net	53,348	147,107
Additions to mortgage servicing rights	(58,894)	(48,002)
Amortization of mortgage servicing rights	38,653	35,307
Net change in beneficial interest in Trusts	29,133	(62,823)
Other, net of acquisitions	(594,829)	(367,664)

Net cash used in operating activities	(675,087)	(463,350)

Cash flows from investing activities:
Cash received from residual interests in securitizations	73,477	68,850
Purchases of property and equipment, net	(55,249)	(43,591)
Payments made for business acquisitions, net of cash acquired	(5,472)	(123,337)
Other, net	12,138	6,691

Net cash provided by (used in) investing activities	24,894	(91,387)

Cash flows from financing activities:
Repayments of commercial paper	(1,376,877)	(499,771)
Proceeds from issuance of commercial paper	1,692,933	624,401
Proceeds from issuance of long-term debt, net	395,221	—
Proceeds from securitization financing	—	50,100
Payments on acquisition debt	(11,605)	(45,100)
Dividends paid	(69,997)	(68,087)
Acquisition of treasury shares	(529,558)	(178,847)
Proceeds from issuance of common stock	53,933	59,851
Other, net	263	(1,833)

Net cash provided by (used in) financing activities	154,313	(59,286)

Net decrease in cash and cash equivalents	(495,880)	(614,023)
Cash and cash equivalents at beginning of the period	1,071,676	875,353

Cash and cash equivalents at end of the period	$575,796	$261,330

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1.	Basis of Presentation

The condensed consolidated balance sheet as of October 31, 2004, the condensed consolidated income statements for the three and six months ended October 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the six months ended October 31, 2004 and 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2004 and for all periods presented have been made.

“H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Most notably, during the quarter we reclassified amounts previously reported as interest income to gains on sales of mortgage loans. Amounts reclassified for the three months ended July 31, 2004 and the three and six months ended October 31, 2003 totaled $44.6 million, $41.3 million and $68.3 million, respectively. These reclassifications had no effect on the results of operations or stockholders’ equity as previously reported.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2004 Annual Report to Shareholders on Form 10-K and our July 31, 2004 Form 10-Q.

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

Basic earnings (loss) per share is computed using the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings (loss) per share except in those periods with a loss. The computations of basic and diluted earnings (loss) per share are as follows:

(in 000s, except per share amounts)

	Three months ended		Six months ended
	October 31,		October 31,
	2004	2003	2004	2003
Net income (loss) before change in accounting principle	$(52,199)	$10,376	$(96,282)	$21,895

Basic weighted average common shares	164,686	177,828	166,721	178,616
Dilutive potential shares from stock options and restricted stock	—	3,282	—	3,348
Convertible preferred stock	—	1	—	1

Dilutive weighted average common shares	164,686	181,111	166,721	181,965

Earnings (loss) per share before change in accounting principle:
Basic and diluted	$(.32)	$.06	$(.58)	$.12

Diluted earnings per share excludes the impact of shares of common stock issuable upon the exercise of options to purchase 17.6 million shares of stock for the three and six months ended October 31, 2004, as the effect would be antidilutive due to the net loss recorded during the periods. Diluted earnings per share for the three and six months ended October 31, 2003 excludes the impact of 4.1 million shares and 6.5 million shares, respectively, issuable upon the exercise of stock options, as the effect would be antidilutive due to the options’ exercise prices being greater than the average market price of the common shares during the period.

The weighted average shares outstanding for the three and six months ended October 31, 2004 decreased to 164.7 million and 166.7 million, respectively, from 177.8 million and 178.6 million last year, respectively, primarily due to our purchases of treasury shares. The effect of these purchases was partially offset by the issuance of treasury shares related to our stock-based compensation plans.

During the six months ended October 31, 2004 and 2003, we issued 1.7 million shares and 2.2 million shares, respectively, of common stock pursuant to the exercise of stock options, employee stock purchases and awards of restricted shares, in accordance with our stock-based compensation plans.

During the six months ended October 31, 2004, we acquired 11.3 million shares of our common stock, of which 11.2 million shares were purchased from third parties with the remaining shares swapped or surrendered to us, at an aggregate cost of $529.6 million. During the six months ended October 31, 2003, we acquired 4.2 million shares of our common stock, of which 4.1 million shares were purchased from third parties with the remaining shares swapped or surrendered to us, at an aggregate cost of $178.8 million.

3.	Mortgage Banking Activities

Activity related to available-for-sale residual interests in securitizations consists of the following:

(in 000s)

Six months ended October 31,	2004	2003
Balance, beginning of period	$210,973	$264,337
Additions from net interest margin (NIM) transactions	15,270	1,814
Additions from NIM secured financing, held as collateral	—	40,196
Cash received	(73,477)	(68,850)
Accretion	57,835	70,906
Impairments of fair value	(3,469)	(11,106)
Other	—	(2,603)
Changes in unrealized holding gains arising during the period, net	54,371	22,910

Balance, end of period	$261,503	$317,604

We sold $13.3 billion and $11.6 billion of mortgage loans in whole loan sales to third-party trusts (Trusts) or other buyers during the six months ended October 31, 2004 and 2003, respectively, with gains totaling $370.1 million and $471.1 million, respectively, recorded on these sales.

Residual interests valued at $68.6 million and $199.0 million were securitized in NIM transactions during the six months ended October 31, 2004 and 2003, respectively, with net cash proceeds of $53.3 million and $147.1 million received, respectively. In the prior year, additional cash proceeds of $50.1 million were received as a result of a secured financing (on-balance sheet securitization). Total net additions to residual interests from NIM transactions for the six months ended October 31, 2004 and 2003 were $15.3 million and $1.8 million, respectively.

Cash flows of $73.5 million and $68.9 million were received from the securitization trusts for the six months ended October 31, 2004 and 2003, respectively. Cash received on residual interests is included in investing activities in the condensed consolidated statements of cash flows.

Aggregate net unrealized gains on residual interests, which had not yet been accreted into income, totaled $166.7 million at October 31, 2004 and $112.5 million at April 30, 2004. These unrealized gains are recorded net of deferred taxes in other comprehensive income, and may be recognized in income in future periods either through accretion or upon further securitization or sale of the related residual interest.

Activity related to mortgage servicing rights (MSRs) consists of the following:

(in 000s)

Six months ended October 31,	2004	2003
Balance, beginning of period	$113,821	$99,265
Additions	58,894	48,002
Amortization	(38,653)	(35,307)

Balance, end of period	$134,062	$111,960

Estimated amortization of MSRs for fiscal years 2005 through 2009 is $76.2 million, $47.8 million, $21.1 million, $7.9 million and $2.0 million, respectively.

The key assumptions we used to estimate the cash flows and values of the residual interests initially recorded during the three months ended October 31, 2004 and 2003 are as follows:

	October 31, 2004	October 31, 2003
Estimated annual prepayments	0.11% to 83.22%	30% to 90%
Estimated credit losses	3.08%	4.74%
Discount rate	25%	13.21%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at closing

The key assumptions we used to estimate the cash flows and values of the residual interests and MSRs at October 31, 2004 and April 30, 2004 are as follows:

	October 31, 2004	April 30, 2004
Estimated annual prepayments	0.37% to 93.36%	25% to 90%
Estimated credit losses – residual interests	3.25%	4.16%
Discount rate – residual interests	20.93%	19.09%
Discount rate – MSRs	12.80%	12.80%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at valuation date

Expected static pool credit losses are as follows:

		Mortgage Loans Securitized in Fiscal Year
	Prior to 2002	2002	2003	2004	2005
As of:
April 30, 2004	4.46%	3.58%	4.35%	3.92%	—
July 31, 2004	4.58%	2.96%	2.47%	2.59%	—
October 31, 2004	4.54%	2.96%	2.30%	2.62%	3.08%

Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets outstanding at October 31, 2004, July 31, 2004 and April 30, 2004.

At October 31, 2004, the sensitivities of the current fair value of the residual interests and MSRs to 10% and 20% adverse changes in the above key assumptions are as follows:

(dollars in 000s)

	Residential Mortgage Loans
	NIM	Beneficial Interest	Servicing
	Residuals	in Trusts(1)	Asset
Carrying amount/fair value	$261,503	$108,624	$134,062
Weighted average remaining life (in years)	1.2	2.6	1.3
Prepayments (including defaults):
Adverse 10% — $ impact on fair value	$(3,887)	$(13,805)	$(13,455)
Adverse 20% — $ impact on fair value	(3,669)	(20,687)	(23,030)
Credit losses:
Adverse 10% — $ impact on fair value	$(34,773)	$(5,782)	Not applicable
Adverse 20% — $ impact on fair value	(69,504)	(11,481)	Not applicable
Discount rate:
Adverse 10% — $ impact on fair value	$(5,187)	$(5,879)	$(1,738)
Adverse 20% — $ impact on fair value	(10,159)	(11,294)	(3,437)
Variable interest rates (LIBOR forward curve):
Adverse 10% — $ impact on fair value	$(7,539)	$(15,455)	Not applicable
Adverse 20% — $ impact on fair value	(14,086)	(30,873)	Not applicable

(1)	Adverse changes could be minimized by the Trusts’ ability to deliver loans into our forward loan sale commitments.

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

Mortgage loans that have been securitized at October 31, 2004 and April 30, 2004, past due sixty days or more and the related credit losses incurred are presented below:

(in 000s)

	Total Principal		Principal Amount of
	Amount of Loans		Loans 60 Days or		Credit Losses
	Outstanding		More Past Due		(net of recoveries)
	October 31,	April 30,	October 31,	April 30,	Three months ended
	2004	2004	2004	2004	October 31, 2004	April 30, 2004
Securitized mortgage loans	$12,485,799	$15,732,953	$1,193,569	$1,286,069	$80,826	$46,606
Mortgage loans in warehouse Trusts	3,902,317	3,244,141	—	—	—	—

Total loans	$16,388,116	$18,977,094	$1,193,569	$1,286,069	$80,826	$46,606

4.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended October 31, 2004, consist of the following:

(in 000s)

	April 30, 2004	Additions	Other	October 31, 2004
Tax Services	$349,836	$1,604	$528	$351,968
Mortgage Services	152,467	—	—	152,467
Business Services	311,175	2,998	—	314,173
Investment Services	145,732	—	—	145,732
Corporate	208	—	—	208

Total goodwill	$959,418	$4,602	$528	$964,548

We test goodwill for impairment annually at the beginning of our fourth quarter, or more frequently if events occur indicating a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. No such impairment or events indicating potential impairment have been identified within any of our segments during the six months ended October 31, 2004. Should Investment Services’ performance continue to fall short of our internal expectations, it will be necessary for this segment’s goodwill to be tested for impairment prior to our annual impairment testing. Our evaluation of impairment is dependent upon various assumptions, including assumptions regarding projected operating results and cash flows of reporting units. Actual results could differ materially from our projections and those differences could alter our conclusions regarding the fair value of a reporting unit and its goodwill.

Intangible assets consist of the following:

(in 000s)

	October 31, 2004			April 30, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Tax Services:
Customer relationships	$18,964	$(4,759)	$14,205$	18,167	$(3,311)	$14,856
Noncompete agreements	17,164	(8,539)	8,625	17,069	(5,690)	11,379
Business Services:
Customer relationships	121,094	(62,530)	58,564	121,229	(56,313)	64,916
Noncompete agreements	27,375	(9,965)	17,410	27,424	(8,670)	18,754
Trade name – amortizing	1,450	(960)	490	1,450	(926)	524
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769
Investment Services:
Customer relationships	293,000	(144,058)	148,942	293,000	(129,408)	163,592
Corporate:
Customer relationships	844	(217)	627	844	(66)	778
Noncompete agreements	295	(76)	219	295	(34)	261

Total intangible assets	$535,823	$(235,972)	$299,851	$535,115	$(209,286)	$325,829

          Amortization of intangible assets for the three and six months ended October 31, 2004 was $13.5 million and $26.8 million, respectively. Amortization of intangible assets for the three and six months ended October 31, 2003 was $12.9 million and $24.0 million, respectively. Estimated amortization of intangible assets for fiscal years 2005 through 2009 is $53.6 million, $51.9 million, $43.0 million, $41.2 million and $39.8 million, respectively.

5.	Derivative Instruments

In the normal course of business, we enter into commitments with our customers to fund mortgage loans for specified periods of time at “locked-in” interest rates. These derivative instruments represent commitments (rate-lock equivalent) to fund loans. At October 31, 2004 and April 30, 2004, we recorded an asset of $0.3 million and a liability of $1.4 million, respectively, related to prime commitments. Changes in fair value of $1.7 million and $0.6 million were recognized in gains on sales of mortgage assets for the six months ended October 31, 2004 and 2003, respectively. We adopted SEC Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” as of March 31, 2004. Upon adoption, we no longer record an asset and the related changes in fair value for non-prime commitments to fund loans.

We sell short FNMA, FHLMC and GNMA mortgage-backed securities to reduce our risk related to our commitments to fund fixed-rate prime loans. The position on certain or all of the fixed-rate mortgage loans is closed approximately 10-15 days prior to standard Public Securities Association (PSA) settlement dates. At April 30, 2004 we recorded assets totaling $2.1 million related to these instruments. Changes in the market value of these instruments are included in gains on sales of mortgage assets and totaled a loss of $0.7 million and $1.5 million for the three and six months ended October 31, 2004, respectively, and a gain of $1.5 million and $2.8 million for the three and six months ended October 31, 2003, respectively.

We enter into forward loan commitments to sell our non-prime mortgage loans to manage interest rate risk. Forward loan sale commitments for non-prime loans are not considered derivative instruments and are therefore not recorded in our financial statements. The notional value and the contract value of the forward commitments at October 31, 2004 were $3.1 billion and $3.2 billion, respectively. Most of our forward commitments give us the option to under- or over-deliver by five to ten percent.

     We use interest rate swaps to reduce interest rate risk associated with non-prime loans in our pipeline prior to disposition of the loans. Interest rate swaps represent an agreement to exchange interest rate payments, effectively converting our fixed financing costs into a floating rate. These contracts increase in value as rates rise and decrease in value as rates fall. The swaps outstanding at October 31, 2004 included a net liability of $3.6 million, while no such swaps were outstanding at April 30, 2004. Changes in the market value of these instruments are included in gains on sales of mortgage assets and totaled a loss of $2.1 million for the three and six months ended October 31, 2004. There were no such swaps outstanding at October 31, 2003, and therefore no income statement impact for the three and six months ended October 31, 2003.

6. Long-Term Debt

On October 26, 2004, we issued $400.0 million of 5.125% Senior Notes under a shelf registration statement. The Senior Notes are due on October 30, 2014, and are not redeemable by the bondholders prior to maturity. The proceeds from the notes will be used to repay our $250.0 million in 63/4% Senior Notes, which were due on November 1, 2004. The remaining proceeds will be used for working capital, capital expenditures, repayment of other debt and other general corporate purposes. The proceeds are included in cash and cash equivalents on the condensed consolidated balance sheet at October 31, 2004.

7. Comprehensive Income

The components of comprehensive income are:

(in 000s)

	Three months ended		Six months ended
	October 31,		October 31,
	2004	2003	2004	2003
Net income (loss)	$(52,199)	$10,376	$(96,282)	$15,536
Change in unrealized gain on marketable securities, net	9,752	(6,172)	33,595	14,036
Change in foreign currency translation adjustments	8,371	6,087	8,041	11,730

Comprehensive income (loss)	$(34,076)	$10,291	$(54,646)	$41,302

8. Stock-Based Compensation

Effective May 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), under the prospective transition method as described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Had compensation cost for all stock-based compensation plan grants been determined in accordance with the fair value accounting method prescribed under SFAS 123, our net income (loss) and earnings (loss) per share would have been as follows:

(in 000s, except per share amounts)

	Three months ended		Six months ended
	October 31,		October 31,
	2004	2003	2004	2003
Net income (loss) as reported	$(52,199)	$10,376	$(96,282)	$15,536
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	5,242	2,005	8,342	2,797
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(7,923)	(5,565)	(13,705)	(10,631)

Pro forma net income (loss)	$(54,880)	$6,816	$(101,645)	$7,702

Basic and diluted earnings (loss) per share:
As reported	$(.32)	$.06	$(.58)	$.09
Pro forma	(.33)	.04	(.61)	.04

9. Supplemental Cash Flow Information

During the six months ended October 31, 2004, we paid $316.8 million and $37.3 million for income taxes and interest, respectively. During the six months ended October 31, 2003, we paid $170.8 million and $42.7 million for income taxes and interest, respectively.

     The following transactions were treated as non-cash investing activities in the condensed consolidated statement of cash flows:

(in 000s)

Six months ended October 31,	2004	2003
Residual interest mark-to-market	$88,867	$22,910
Additions to residual interests	15,270	1,814
Accrued payment on acquisition debt	—	25,000

10. Commitments and Contingencies

We maintain unsecured committed lines of credit (CLOCs) to support our commercial paper program and for general corporate purposes. During the second quarter, we replaced our $2.0 billion CLOC with two CLOCs. The two CLOCs are from a consortium of thirty-one banks. The first $1.0 billion CLOC is subject to annual renewal in August 2005, has a one-year term-out provision with a maturity date in August 2006 and has an annual facility fee of ten basis points per annum. The second $1.0 billion CLOC has a maturity date of August 2009 and has an annual facility fee of twelve basis points per annum. These lines are subject to various affirmative and negative covenants, including a minimum net worth covenant.

     We offer guarantees under our Peace of Mind (POM) program to tax clients whereby we will assume the cost of additional taxes attributable to tax return preparation error for which we are responsible. In August 2003, we adopted Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 impacts revenue and expense recognition related to tax preparation in our premium tax offices where POM guarantees are included in the price of a completed tax return. Prior to the adoption of EITF 00-21, revenues and expenses related to POM guarantees at premium offices were recorded in the same period as tax preparation revenues. Beginning May 1, 2003, revenues and direct expenses related to POM guarantees are now initially deferred and recognized over the guarantee period based upon historic and actual payment of claims. As a result of the adoption of EITF 00-21, we recorded a cumulative effect of a change in accounting principle of $6.4 million, net of a tax benefit of $4.0 million, as of May 1, 2003. Changes in the deferred revenue liability are as follows:

(in 000s)

Six months ended October 31,	2004	2003
Balance, beginning of period	$123,048	$49,280
Amounts deferred for new guarantees issued	798	975
Revenue recognized on previous deferrals	(41,627)	(37,558)
Adjustment resulting from change in accounting principle	—	61,487

Balance, end of period	$82,219	$74,184

     We have commitments to fund mortgage loans to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments to fund loans amounted to $2.7 billion and $2.6 billion at October 31, 2004 and April 30, 2004, respectively. External market forces impact the probability of commitments being exercised, and therefore, total commitments outstanding do not necessarily represent future cash requirements.

     We have entered into whole loan sale agreements with investors in the normal course of business, which include standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require us to repurchase loans previously sold. A liability has been established related to the potential loss on repurchase of loans previously sold of $36.0 million and $25.2 million at October 31, 2004 and April 30, 2004, respectively, based on historical experience. Repurchased loans are normally sold in subsequent sale transactions.

     Option One Mortgage Corporation provides a guarantee up to a maximum amount equal to approximately 10% of the aggregate principal balance of mortgage loans held by the Trusts before ultimate disposition of the loans. This guarantee would be called upon in the event adequate proceeds were not available from the sale of the mortgage loans to satisfy the payment obligations of the Trusts. No losses have been sustained on this commitment since its inception. The total principal amount of Trust obligations outstanding as of October 31, 2004 and April 30, 2004 was $3.8 billion and $3.2 billion, respectively. The fair value of mortgage loans held by the Trusts as of October 31, 2004 and April 30, 2004 was $3.9 billion and $3.3 billion, respectively.

     We have various contingent purchase price obligations in connection with prior acquisitions. In many cases, contingent payments to be made in connection with these acquisitions are not subject to a stated limit. We estimate the potential payments (undiscounted) total approximately $4.8 million and $7.8 million as of October 31, 2004 and April 30, 2004, respectively. Our estimate is based on current financial conditions. Should actual results differ materially from our assumptions, the potential payments will differ from the above estimate. Such payments, if and when paid, would be recorded as additional goodwill.

     We have contractual commitments to fund certain franchises requesting draws on Franchise Equity Lines of Credit (FELCs). Our commitment to fund FELCs as of October 31, 2004 and April 30, 2004 totaled $66.1 million and $27.0 million, respectively. We have a receivable of $42.6 million and $35.9 million, which represents the amounts drawn on the FELCs, as of October 31, 2004 and April 30, 2004, respectively.

     We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees, including obligations to protect counter parties from losses arising from the following: (a) tax, legal and other risks related to the purchase or disposition of businesses; (b) penalties and interest assessed by Federal and state taxing authorities in connection with tax returns prepared for clients; (c) indemnification of our directors and officers; and (d) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance that such claims will not be successfully asserted, we believe the fair value of these guarantees and indemnifications is not material as of October 31, 2004.

11. Litigation Commitments and Contingencies

We have been involved in a number of Refund Anticipation Loan (RAL) class actions and putative RAL class action cases since 1990. Although we have successfully defended many such cases, we incurred a pretax expense of $43.5 million in fiscal year 2003 in connection with the settlement of one such case. Several of these cases are still pending and the amounts claimed in some of them are very substantial. To avoid the uncertainty of litigation and the diversion of resources and personnel resulting from the lawsuits, we, the lending bank, and the plaintiffs in the case Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., et al. (renamed Lynne A. Carnegie, et al. v. H&R Block, Inc., et al.), Case No. 98-C-2178 in the United States District Court for Northern Illinois, had agreed to a settlement class and a settlement of RAL-related claims on a nationwide basis. Under that settlement, we and the lending bank agreed to each pay $12.5 million toward a $25.0 million settlement fund for the benefit of the class members. The settlement was approved by the District Court in February 2001. Certain class members who had objected to the settlement appealed the order approving the settlement to the Seventh Circuit Court of Appeals. In April 2002, the Court of Appeals reversed the District Court’s order approving the settlement and remanded the matter back to the District Court for further consideration of the fairness and adequacy of the proposed settlement by a new District Court judge. In April 2003, the District Court judge declined to approve the $25.0 million settlement, finding that counsel for the settlement plaintiffs had been inadequate representatives of the plaintiff class and failed to sustain their burden of showing that the settlement was fair. The judge subsequently appointed new counsel for the plaintiffs who filed an amended complaint and a motion for partial summary judgment. In March 2004, the court either dismissed or decertified all of the plaintiffs’ claims other than part of one count alleging violations of the racketeering and conspiracy provision of the Racketeer Influenced and Corrupt Organizations act.

The case is currently scheduled to go to trial in March 2005. We intend to continue defending the case and the remaining RAL class action litigation vigorously, but there are no assurances as to their outcome.

     On September 8, 2004, our Board of Directors approved a proposed settlement of the case Joyce Green, et al. v. H&R Block, Inc., Block Financial Corporation, et al., Case No. 97195023, in the Circuit Court for Baltimore City, Maryland. The proposed settlement provided for each class member to receive a small cash payment and a one-time rebate coupon for tax return preparation services and for the defendants to pay settlement administration costs and court-approved legal fees of class counsel. During the process of finalizing the settlement agreement, the parties were unable to reach agreement regarding certain settlement terms. We intend to continue defending the case vigorously, but there is no assurance as to its outcome.

     In addition to the aforementioned cases, we have from time to time been parties to claims and lawsuits arising out of our business operations. These claims and lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. Some of these claims and lawsuits pertain to RALs and our Peace of Mind guarantee program associated with income tax preparation services. Others are claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business (“Other Claims”), including claims and lawsuits concerning the preparation of customers’ income tax returns, the electronic filing of income tax returns, the fees charged customers for various services, the Express IRA program, relationships with franchisees, contract disputes and civil actions, arbitrations, regulatory inquiries and class actions arising out of our business as a broker-dealer and as a servicer of mortgage loans. We believe we have meritorious defenses to each of the Other Claims and we are defending, or intend to defend, them vigorously. While we cannot provide assurance that we will ultimately prevail in each instance, we believe that amounts, if any, required to be paid by us in the discharge of liabilities or settlements will not have a material adverse effect on our consolidated results of operations, cash flows or financial position. Regardless of outcome, claims and litigation can adversely affect us due to defense costs, diversion of management and publicity related to such matters.

     It is our policy to accrue for amounts related to legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. Many of the various legal proceedings are covered in whole, or in part, by insurance.

12. Segment Information

Information concerning our operations by reportable operating segment is as follows:

(in 000s)

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003
Revenues:
Tax Services	$74,106	$66,284	$124,553	$112,265
Mortgage Services	281,634	340,173	549,767	632,762
Business Services	129,047	109,024	238,149	207,523
Investment Services	53,761	52,703	107,342	109,690
Corporate	707	688	2,155	2,016

	$539,255	$568,872	$1,021,966	$1,064,256

Pretax income (loss):
Tax Services	$(133,972)	$(130,383)	$(246,961)	$(229,963)
Mortgage Services	106,200	184,026	199,740	347,855
Business Services	(4,913)	(2,732)	(14,984)	(9,411)
Investment Services	(24,566)	(15,336)	(42,837)	(29,093)
Corporate	(28,673)	(18,441)	(53,446)	(43,425)

Income (loss) before taxes	$(85,924)	$17,134	$(158,488)	$35,963

     Our international operations contributed $22.3 million and $28.1 million in revenues for the three and six months ended October 31, 2004, respectively, and $1.2 million of pretax income and $6.6 million in pretax losses, respectively. Our international operations contributed $19.1 million and $24.6 million in revenues for the three and six months ended October 31, 2003, respectively, and $0.6 million of pretax income and $5.9 million in pretax losses, respectively. The previously reported International Tax Operations segment has been aggregated with U.S. Tax Operations in the Tax Services segment, and prior year results have been restated to reflect this change.

13. New Accounting Pronouncements

Exposure Draft – Amendment of SFAS 140

The Financial Accounting Standards Board (FASB) intends to reissue the exposure draft, “Qualifying Special Purpose Entities and Isolation of Transferred Assets, an Amendment of FASB Statement No. 140,” during the second quarter of calendar year 2005. The purpose of the proposal is to provide more specific guidance on the accounting for transfers of financial assets to a qualifying special purpose entity (QSPE).

     Provisions in the first exposure draft, as well as tentative decisions reached by the FASB during its deliberations, may require us to consolidate our current QSPEs (the Trusts) established in our Mortgage Services segment. As of October 31, 2004, the Trusts had assets and liabilities of $3.8 billion. The provisions of the exposure draft are subject to FASB due process and are subject to change. We will continue to monitor the status of the exposure draft, and consider changes, if any, to current structures as a result of the proposed rules.

14. Condensed Consolidating Financial Statements

Block Financial Corporation (BFC) is an indirect, wholly owned consolidated subsidiary of the Company. BFC is the Issuer and the Company is the Guarantor of the Senior Notes issued on October 21, 1997, April 13, 2000 and October 26, 2004. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholder’s equity and other intercompany balances and transactions. The income statement for the three and six months ended October 31, 2003 and statement of cash flows for the six months ended October 31, 2003 and balance sheet as of April 30, 2004 have been adjusted to reflect intercompany royalties between BFC and other subsidiaries. These adjustments have no effect on H&R Block, Inc. (Guarantor) or Consolidated H&R Block.

Condensed Consolidating Income Statements

(in 000s)

	Three months ended October 31, 2004
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Total revenues	$—	$338,168	$204,439	$(3,352)	$539,255

Cost of services	—	93,834	224,936	63	318,833
Other	—	181,107	130,164	(3,415)	307,856

Total expenses	—	274,941	355,100	(3,352)	626,689

Operating income (loss)	—	63,227	(150,661)	—	(87,434)
Other income, net	(85,924)	—	1,510	85,924	1,510

Income (loss) before taxes	(85,924)	63,227	(149,151)	85,924	(85,924)
Income taxes (benefit)	(33,725)	27,201	(60,926)	33,725	(33,725)

Net income (loss)	$(52,199)	$36,026	$(88,225)	$52,199	$(52,199)

	Three months ended October 31, 2003
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Total revenues	$—	$396,296	$175,308	$(2,732)	$568,872

Cost of services	—	85,127	198,025	(226)	282,926
Other	—	175,259	97,387	(2,670)	269,976

Total expenses	—	260,386	295,412	(2,896)	552,902

Operating income (loss)	—	135,910	(120,104)	164	15,970
Other income, net	17,134	—	1,164	(17,134)	1,164

Income (loss) before taxes	17,134	135,910	(118,940)	(16,970)	17,134
Income taxes (benefit)	6,758	55,323	(48,629)	(6,694)	6,758

Net income (loss)	$10,376	$80,587	$(70,311)	$(10,276)	$10,376

	Six months ended October 31, 2004
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Total revenues	$—	$662,930	$365,655	$(6,619)	$1,021,966

Cost of services	—	189,277	418,649	109	608,035
Other	—	354,472	228,193	(6,728)	575,937

Total expenses	—	543,749	646,842	(6,619)	1,183,972

Operating income (loss)	—	119,181	(281,187)	—	(162,006)
Other income, net	(158,488)	—	3,518	158,488	3,518

Income (loss) before taxes	(158,488)	119,181	(277,669)	158,488	(158,488)
Income taxes (benefit)	(62,206)	51,560	(113,766)	62,206	(62,206)

Net income (loss)	$(96,282)	$67,621	$(163,903)	$96,282	$(96,282)

	Six months ended October 31, 2003
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Total revenues	$—	$751,321	$318,151	$(5,216)	$1,064,256

Cost of services	—	168,521	366,489	(433)	534,577
Other	—	319,160	182,527	(5,112)	496,575

Total expenses	—	487,681	549,016	(5,545)	1,031,152

Operating income (loss)	—	263,640	(230,865)	329	33,104
Other income, net	35,963	—	2,859	(35,963)	2,859

Income (loss) before taxes	35,963	263,640	(228,006)	(35,634)	35,963
Income taxes (benefit)	14,068	107,467	(93,528)	(13,939)	14,068

Net income (loss) before change in accounting	21,895	156,173	(134,478)	(21,695)	21,895
Cumulative effect of change in accounting	(6,359)	—	(6,359)	6,359	(6,359)

Net income (loss)	$15,536	$156,173	$(140,837)	$(15,336)	$15,536

Condensed Consolidating Balance Sheets

(in 000s)

	October 31, 2004
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Cash & cash equivalents	$—	$175,689	$400,107	$—	$575,796
Cash & cash equivalents- restricted	—	477,611	19,187	—	496,798
Receivables from customers, brokers and dealers, net	—	610,039	—	—	610,039
Receivables, net	1,255	186,354	180,463	—	368,072
Intangible assets and goodwill, net	—	447,141	817,258	—	1,264,399
Investments in subsidiaries	4,242,076	210	416	(4,242,076)	626
Other assets	—	1,178,149	402,979	—	1,581,128

Total assets	$4,243,331	$3,075,193	$1,820,410	$(4,242,076)	$4,896,858

Commercial paper	$—	$316,056	$—	$—	$316,056
Accts. payable to customers, brokers and dealers	—	1,000,083	—	—	1,000,083
Long-term debt	—	896,173	35,608	—	931,781
Other liabilities	2	579,333	754,923	13	1,334,271
Net intercompany advances	2,928,662	(1,084,503)	(1,844,146)	(13)	—
Stockholders’ equity	1,314,667	1,368,051	2,874,025	(4,242,076)	1,314,667

Total liabilities and stockholders’ equity	$4,243,331	$3,075,193	$1,820,410	$(4,242,076)	$4,896,858

	April 30, 2004
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Cash & cash equivalents	$—	$132,076	$939,600	$—	$1,071,676
Cash & cash equivalents- restricted	—	532,201	13,227	—	545,428
Receivables from customers, brokers and dealers, net	—	625,076	—	—	625,076
Receivables, net	180	168,879	178,851	—	347,910
Intangible assets and goodwill, net	—	461,791	823,456	—	1,285,247
Investments in subsidiaries	4,291,693	205	297	(4,291,693)	502
Other assets	(145)	1,115,435	389,270	(373)	1,504,187

Total assets	$4,291,728	$3,035,663	$2,344,701	$(4,292,066)	$5,380,026

Accts. payable to customers, brokers and dealers	$—	$1,065,793	$—	$—	$1,065,793
Long-term debt	—	498,225	47,586	—	545,811
Other liabilities	15,879	509,151	1,345,822	561	1,871,413
Net intercompany advances	2,378,840	(304,432)	(2,073,847)	(561)	—
Stockholders’ equity	1,897,009	1,266,926	3,025,140	(4,292,066)	1,897,009

Total liabilities and stockholders’ equity	$4,291,728	$3,035,663	$2,344,701	$(4,292,066)	$5,380,026

Condensed Consolidating Statements of Cash Flows

(in 000s)

	Six months ended October 31, 2004
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Net cash used in operating activities:	$810	$51,811	$(727,708)	$—	$(675,087)

Cash flows from investing:
Cash received on residuals	—	73,477	—	—	73,477
Purchase property & equipment	—	(12,785)	(42,464)	—	(55,249)
Payments for business acquisitions	—	—	(5,472)	—	(5,472)
Net intercompany advances	544,812	—	—	(544,812)	—
Other, net	—	(96)	12,234	—	12,138

Net cash provided by (used in) investing activities	544,812	60,596	(35,702)	(544,812)	24,894

Cash flows from financing:
Repayments of commercial paper	—	(1,376,877)	—	—	(1,376,877)
Proceeds from commercial paper	—	1,692,933	—	—	1,692,933
Proceeds from long-term debt	—	395,221	—	—	395,221
Dividends paid	(69,997)	—	—	—	(69,997)
Acquisition of treasury shares	(529,558)	—	—	—	(529,558)
Proceeds from common stock	53,933	—	—	—	53,933
Net intercompany advances	—	(780,071)	235,259	544,812	—
Other, net	—	—	(11,342)	—	(11,342)

Net cash provided by (used in) financing activities	(545,622)	(68,794)	223,917	544,812	154,313

Net increase (decrease) in cash	—	43,613	(539,493)	—	(495,880)
Cash - beginning of period	—	132,076	939,600	—	1,071,676

Cash - end of period	$—	$175,689	$400,107	$—	$575,796

	Six months ended October 31, 2003
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Net cash provided by (used in) operating activities:	$6,269	$(96,440)	$(373,179)	$—	$(463,350)

Cash flows from investing:
Cash received on residuals	—	68,850	—	—	68,850
Purchase property & equipment	—	(10,212)	(33,379)	—	(43,591)
Payments for business acquisitions	—	—	(123,337)	—	(123,337)
Net intercompany advances	180,814	—	—	(180,814)	—
Other, net	—	16,700	(10,009)	—	6,691

Net cash provided by (used in) investing activities	180,814	75,338	(166,725)	(180,814)	(91,387)

Cash flows from financing:
Repayments of commercial paper	—	(499,771)	—	—	(499,771)
Proceeds from commercial paper	—	624,401	—	—	624,401
Dividends paid	(68,087)	—	—	—	(68,087)
Acquisition of treasury shares	(178,847)	—	—	—	(178,847)
Proceeds from issuance of common stock	59,851	—	—	—	59,851
Net intercompany advances	—	(175,150)	(5,664)	180,814	—
Other, net	—	50,100	(46,933)	—	3,167

Net cash used in financing activities	(187,083)	(420)	(52,597)	180,814	(59,286)

Net decrease in cash	—	(21,522)	(592,501)	—	(614,023)
Cash - beginning of period	—	180,181	695,172	—	875,353

Cash - end of period	$—	$158,659	$102,671	$—	$261,330

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

     The analysis that follows should be read in conjunction with the tables below and the condensed consolidated income statements found on page 2.

Consolidated H&R Block, Inc. – Operating Results	(in 000s, except per share amounts)

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003
Revenues:
Tax Services	$74,106	$66,284	$124,553	$112,265
Mortgage Services	281,634	340,173	549,767	632,762
Business Services	129,047	109,024	238,149	207,523
Investment Services	53,761	52,703	107,342	109,690
Corporate	707	688	2,155	2,016

	$539,255	$568,872	$1,021,966	$1,064,256

Pretax income (loss):
Tax Services	$(133,972)	$(130,383)	$(246,961)	$(229,963)
Mortgage Services	106,200	184,026	199,740	347,855
Business Services	(4,913)	(2,732)	(14,984)	(9,411)
Investment Services	(24,566)	(15,336)	(42,837)	(29,093)
Corporate	(28,673)	(18,441)	(53,446)	(43,425)

Income (loss) before taxes	(85,924)	17,134	(158,488)	35,963
Income taxes (benefit)	(33,725)	6,758	(62,206)	14,068

Net income (loss) before change in accounting principle	(52,199)	10,376	(96,282)	21,895
Cumulative effect of change in accounting principle	—	—	—	(6,359)

Net income (loss)	$(52,199)	$10,376	$(96,282)	$15,536

Basic earnings (loss) per share	$(.32)	$.06	$(.58)	$.09

Diluted earnings (loss) per share	$(.32)	$.06	$(.58)	$.09

OVERVIEW

A summary of our results for the six months ended October 31, 2004 compared to the prior year is as follows:

•	The net loss for the first half of fiscal year 2005 was $96.3 million, compared to net income, before the change in accounting principle, of $21.9 million in 2004.

•	Tax Services’ pretax loss increased $17.0 million, to $247.0 million, primarily due to off-season expenses related to the former major franchise territories acquired in the second quarter of last year, real estate expansion and marketing costs.

•	Mortgage Services’ revenues and pretax earnings decreased $83.0 million and $148.1 million, respectively. The decline is due to increased price competition, poorer execution in the secondary market and higher loan origination costs.

•	Business Services’ revenues increased $30.6 million, or 14.8%, primarily due to our accounting and consulting business and the risk management services they are providing. The pretax loss increased $5.6 million, or 59.2%, over the prior year primarily due to increased compensation costs and investments we are making in our developing lines of business.

•	Investment Services’ revenues declined $2.3 million and the pretax loss increased $13.7 million. Declining results are primarily due to a $6.0 million write-down of a branch office facility and additional compensation and benefits from higher commission rates and financial incentives for new advisors.

TAX SERVICES

This segment primarily consists of our income tax preparation businesses – retail, online and software.

Tax Services – Operating Results	(in 000s)

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003
Service revenues:
Tax preparation and related fees	$33,986	$28,770	$53,148	$45,018
Online tax services	607	424	1,308	971
Other services	28,714	27,269	52,971	48,730

	63,307	56,463	107,427	94,719
Software sales	1,280	701	2,625	818
Royalties	3,739	3,416	5,351	4,983
RAL waiver fees	—	1,446	—	5,560
Other	5,780	4,258	9,150	6,185

Total revenues	74,106	66,284	124,553	112,265

Cost of services:
Compensation and benefits	43,237	38,425	73,921	66,239
Occupancy	52,838	48,299	103,509	92,302
Depreciation	9,637	9,686	18,615	18,097
Supplies	5,754	4,873	8,015	6,487
Other	31,480	32,155	59,376	58,936

	142,946	133,438	263,436	242,061
Cost of software sales	4,399	4,625	7,669	6,708
Selling, general and administrative	60,733	58,604	100,409	93,459

Total expenses	208,078	196,667	371,514	342,228

Pretax loss	$(133,972)	$(130,383)	$(246,961)	$(229,963)

Three months ended October 31, 2004 compared to October 31, 2003

Tax Services’ revenues increased $7.8 million, or 11.8%, for the three months ended October 31, 2004 compared to the prior year.

Tax preparation and related fees increased $5.2 million, or 18.1%, for the current quarter. This increase is due in part to Australian operations, which is currently in the middle of its tax season. Australian tax returns prepared increased 7.0% and the average charge increased 2.4%, resulting in $2.7 million of additional revenues. Revenues also increased $1.2 million due to clients accepting their returns in the current quarter, which were started and/or completed in a previous fiscal year.

Other service revenues increased $1.4 million as a result of additional revenues associated with POM guarantees.

Cost of services for the three months ended October 31, 2004 increased $9.5 million, or 7.1%, from the prior year. Our real estate expansion efforts have contributed to increases in both our occupancy expenses and costs related to additional tax courses offered, which we anticipate will provide us with the staffing necessary for the new offices. Compensation and benefits increased $4.8 million primarily due to an increase in the instructors and support personnel needed to offer these additional tax courses, and $1.1 million in increased stock-based compensation for seasonal employees. Additionally, off-season expenses related to the former major franchise territories acquired in the second quarter of fiscal year 2004, increased compensation and benefits $1.0 million. These increases were partially offset by a decrease in payroll tax expenses resulting from rate adjustments implemented by certain states. Occupancy expenses increased $4.5 million as a result of a 9.5% increase in company-owned offices under lease and an 8.2% increase in the average rent. Former major franchise territories contributed $1.9 million of this increase.

     Selling, general and administrative expenses increased $2.1 million over the prior year due to increased spending of $6.8 million, primarily related to additional technology projects and marketing efforts for our expanded tax courses. We also saw increases in consulting, travel and intangible amortization expenses. These increases were partially offset by decreases in legal expenses and interest accretion related to legal settlements.

     The pretax loss of $134.0 million for the three months ended October 31, 2004 represents a 2.8% increase over the prior year loss of $130.4 million.

     Due to the seasonal nature of this segment’s business, operating results for the three months ended October 31, 2004 are not comparable to the three months ended July 31, 2004 and are not indicative of the expected results for the entire fiscal year.

Six months ended October 31, 2004 compared to October 31, 2003

Tax Services’ revenues increased $12.3 million, or 10.9%, for the six months ended October 31, 2004 compared to the prior year.

     Tax preparation and related fees increased $8.1 million, or 18.1%, for the six months ended October 31, 2004. This increase is primarily due to a $3.1 million increase related to clients accepting their returns in the current period which were started and/or completed in a previous fiscal year. Australian operations contributed $3.0 million in additional revenues as a result of increases in tax returns prepared of 7.1% and the average charge of 2.5%. Our former major franchise territories, which are now being operated as company-owned, contributed $2.0 million in additional tax preparation and related fees.

     Other service revenues increased $4.2 million primarily as a result of additional revenues associated with POM guarantees.

     Revenues earned during the current year in connection with RALs declined $5.4 million as a result of the RAL waiver agreement in the prior year.

     Cost of services for the six months ended October 31, 2004 were up $21.4 million, or 8.8%, from the prior year. Compensation and benefits increased $7.7 million primarily due to $3.1 million more in off-season expenses incurred related to former major franchise territories acquired in the second quarter of fiscal year 2004. Increased numbers of instructors and support personnel needed to operate the higher number of tax courses offered this year also contributed to the increase. These increases were partially offset by a decrease in payroll tax expenses resulting from rate adjustments implemented by certain states. Occupancy expenses increased $11.2 million as a result of a 9.0% increase in company-owned offices under lease and an 8.3% increase in the average rent. Former major franchise territories contributed $4.8 million of this increase.

     Selling, general and administrative expenses increased $7.0 million over the prior year due to increased spending of $10.3 million, primarily as a result of additional technology and marketing efforts undertaken in the current year. We also saw increases in consulting, travel and intangible amortization expenses. These increases were partially offset by decreases in legal expenses and in interest accretion related to legal settlements.

     The pretax loss of $247.0 million for the six months ended October 31, 2004 represents a 7.4% increase over the prior year loss of $230.0 million.

Fiscal 2005 outlook

Our fiscal year 2005 outlook for the Tax Services segment is unchanged from the discussion in our April 30, 2004 Form 10-K and our July 31, 2004 Form 10-Q. We are on target to open between 650 and

700 stand-alone offices across our company-owned and franchise network, and approximately 400 additional Wal-Mart locations for the upcoming tax season.

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

Mortgage Services – Operating Statistics	(dollars in 000s)

Three months ended	October 31, 2004	October 31, 2003	July 31, 2004
Number of loans originated:
Wholesale (non-prime)	34,385	36,233	37,487
Retail: Prime	1,365	1,944	1,697
Non-prime	5,672	4,110	4,742

	41,422	42,287	43,926

Volume of loans originated:
Wholesale (non-prime)	$5,528,361	$5,603,118	$5,981,104
Retail: Prime	183,647	247,661	215,287
Non-prime	800,975	492,977	620,126

	$6,512,983	$6,343,756	$6,816,517

Loan characteristics:
Weighted average FICO score(1)	609	611	609
Weighted average interest rate for borrowers(1)	7.46%	7.51%	7.21%
Weighted average loan-to-value(1)	78.3%	78.2%	78.0%
Revenue (loan value):
Net gain on sale – gross margin(2)	2.83%	3.96%	2.72%
Loan delivery:
Loan sales	$6,560,780	$6,330,449	$6,744,056
Execution price(3)	2.94%	3.87%	4.12%

(1)	Represents non-prime production.
(2)	Defined as gain on sale of mortgage loans (including mortgage servicing rights and net of direct origination expenses) divided by origination volume.
(3)	Defined as total premium received divided by total balance of loans delivered to third party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Mortgage Services – Operating Results	(in 000s)

Three months ended	October 31, 2004	October 31, 2003	July 31, 2004
Components of gains on sales:
Gains on mortgage loans	$184,589	$250,921	$185,528
Impairment of residual interests	(34)	(363)	(3,435)

	184,555	250,558	182,093

Interest income:
Accretion – residual interests	32,172	36,843	25,663
Other interest income	2,445	606	1,439

	34,617	37,449	27,102

Loan servicing revenue	61,907	51,659	58,855
Other	555	507	83

Total revenues	281,634	340,173	268,133

Cost of services	53,062	48,507	52,113
Compensation and benefits	68,945	63,614	76,157
Occupancy	11,327	9,550	9,964
Other	42,100	34,476	36,359

Total expenses	175,434	156,147	174,593

Pretax income	$106,200	$184,026	$93,540

Three months ended October 31, 2004 compared to October 31, 2003

Mortgage Services’ revenues decreased $58.5 million, or 17.2%, for the three months ended October 31, 2004 compared to the prior year. Revenues decreased as a result of a decline in gains on sales of mortgage loans.

     The following table summarizes the key drivers of gains on sales of mortgage loans:

(dollars in 000s)

Three months ended October 31,	2004	2003
Application process:
Total number of applications	72,699	72,858
Number of sales associates (1)	3,369	2,476
Closing ratio (2)	57.0%	58.0%
Originations:
Total number of originations	41,422	42,287
Weighted average interest rate for borrowers (WAC)	7.46%	7.51%
Average loan size	$157	$150
Total originations	$6,512,983	$6,343,756
Non-prime / prime origination ratio	34.5 : 1	24.6 : 1
Direct origination expenses, net	$86,239	$73,776
Revenue (loan value):
Net gain on sale – gross margin (3)	2.83%	3.96%

(1)	Includes all direct sales and back office sales support associates.
(2)	Percentage of loans funded divided by total applications in the period.
(3)	Defined as gain on sale of mortgage loans (including mortgage servicing rights and net of direct origination expenses) divided by origination volume.

     Gains on sales of mortgage loans declined $66.3 million primarily as a result of increased price competition and poorer execution in the secondary market. Market interest rates, based on a two-year swap, increased from 2.19% last year to 2.94% at the end of the current quarter, up 74 basis points. However, our WAC declined five basis points from the prior year, resulting in a decline of 113 basis points in our gross margin, to 2.83% from 3.96% last year. Additionally, direct origination expenses increased $12.5 million, primarily due to increases in broker incentives and origination volume. During the current quarter, we reclassified the accretion on our beneficial interest in Trusts, which includes actual cash received from the Trusts in excess of those estimated, from interest income to gain on sale. This change was made to more accurately reflect the characteristics of the proceeds received by the beneficial interest holders upon disposition of the loans by the Trusts. Amounts reclassified from interest income to gains on sales for the three months ended October 31, 2003 totaled $41.3 million. This change had no impact on our net income as previously reported.

     The following table summarizes the key drivers of loan servicing revenues:

(dollars in 000s)

Three months ended October 31,	2004	2003
Average servicing portfolio:
With related MSRs	$39,407,600	$30,716,220
Without related MSRs	11,917,124	6,108,813

	$51,324,724	$36,825,033

Number of loans serviced	362,430	295,636
Average delinquency rate	5.19%	6.28%
Value of MSRs	$134,062	$111,960

     Loan servicing revenues increased $10.2 million, or 19.8%, compared to the prior year. The increase reflects a higher loan servicing portfolio. The average servicing portfolio for the three months ended October 31, 2004 increased $14.5 billion, or 39.4%, to $51.3 billion.

     Accretion of residual interests of $32.2 million for the three months ended October 31, 2004 represents a decrease of $4.7 million from the prior year. This decrease is primarily due to the sale of previously securitized residual interests during fiscal year 2004, which eliminated future accretion on those residual interests and reduced the balance of residual interests from $317.6 million at October 31, 2003 to $261.5 million at October 31, 2004.

     During the second quarter of fiscal year 2005, our residual interests continued to perform better than expected compared to internal valuation models. We recorded favorable pretax mark-to-market adjustments, which increased the fair value of our residual interests $47.1 million during the quarter. These adjustments were recorded, net of write-downs of $11.7 million and deferred taxes of $13.5 million, in other comprehensive income and will be accreted into income throughout the remaining life of those residual interests. Future changes in interest rates or other assumptions, based on market conditions or actual loan pool performance, could cause additional adjustments to the fair value of the residual interests and could cause changes to the accretion of these residual interests in future periods. Favorable mark-to-market adjustments on low original value residuals will generally not be accreted into revenues until the residual interest begins to cash flow.

     Total expenses for the three months ended October 31, 2004, increased $19.3 million, or 12.4%, over the year-ago quarter. This increase is partially due to $5.3 million in increased compensation and benefits as a result of a 36.1% increase in sales associates. We did not achieve the level of loan production in our second quarter that we were staffed to support. Occupancy expenses increased as a result of new branch offices opened since October of last year. Other expenses increased $7.6 million for the current quarter, primarily due to a $3.6 million increase in consulting expenses. Costs related to servicing of mortgage loans increased $4.6 million as a result of a higher average servicing portfolio during the three months ended October 31, 2004.

     Pretax income decreased $77.8 million to $106.2 million for the three months ended October 31, 2004.

Three months ended October 31, 2004 compared to July 31, 2004

Mortgage Services’ revenues increased $13.5 million, or 5.0%, for the three months ended October 31, 2004, compared to the first quarter. Revenue increased due to higher accretion on residual interests, a decline in impairments of residual interests and increased servicing revenues.

     The following table summarizes the key drivers of gains on sales of mortgage loans:

(dollars in 000s)

Three months ended	October 31, 2004	July 31, 2004
Application process:
Total number of applications	72,699	74,492
Number of sales associates (1)	3,369	3,117
Closing ratio (2)	57.0%	59.0%
Originations:
Total number of originations	41,422	43,926
Weighted average interest rate for borrowers	7.46%	7.21%
Average loan size	$157	$155
Total originations	$6,512,983	$6,816,517
Non-prime / prime origination ratio	34.5 : 1	30.7 : 1
Direct origination expenses, net	$86,239	$102,878
Revenue (loan value):
Net gain on sale – gross margin (3)	2.83%	2.72%

(1)	Includes all direct sales and back office sales support associates.
(2)	Percentage of loans funded divided by total applications in the period.
(3)	Defined as gain on sale of mortgage loans (including mortgage servicing rights and net of direct origination expenses) divided by origination volume.

     Gains on sales of mortgage loans decreased $0.9 million primarily as a result of lower origination volumes. Loan origination volumes decreased 4.5% from the first quarter primarily due to increased price competition. This decrease was offset by an increase in our gross margin and a $16.6 million decline in direct origination expenses. Market interest rates have decreased nine basis points since the first quarter, however during the quarter, our WAC increased 25 basis points, resulting in an 11 basis point improvement in our gross margin. Amounts reclassified from interest income to gains on sales for the three months ended July 31, 2004 totaled $44.6 million. This change had no impact on our net income as previously reported.

     Impairments of residual interests in securitizations of $3.4 million were recognized during the first quarter.

     The following table summarizes the key drivers of loan servicing revenues:

(dollars in 000s)

Three months ended	October 31, 2004	July 31, 2004
Average servicing portfolio:
With related MSRs	$39,407,600	$37,524,221
Without related MSRs	11,917,124	10,012,639

	$51,324,724	$47,536,860

Number of loans serviced	362,430	344,659
Average delinquency rate	5.19%	5.01%
Value of MSRs	$134,062	$123,980

     Loan servicing revenues increased $3.1 million, or 5.2%, compared to the first quarter. The increase reflects a higher loan servicing portfolio. The average servicing portfolio for the three months ended October 31, 2004 increased $3.8 billion, or 8.0%.

     Accretion of residual interests of $32.2 million represents an increase of $6.5 million over the preceding quarter. This increase is due to write-ups in the related asset values during the first half of fiscal year 2005.

     Total expenses of $175.4 million for the current quarter increased $0.8 million compared to the first quarter. Other expenses increased $5.7 million for the current quarter, primarily due to a $2.9 million increase in consulting expenses, a $1.5 million increase in allocated expenses, and increases in depreciation and other expenses. This increase was offset by a $7.2 million decline in compensation and benefits, primarily as a result of decreased incentive compensation expenses.

     Pretax income increased $12.7 million, or 13.5%, for the three months ended October 31, 2004 compared to the preceding quarter.

Mortgage Services – Operating Statistics	(dollars in 000s)

Six months ended October 31,	2004	2003
Number of loans originated:
Wholesale (non-prime)	71,872	64,727
Retail: Prime	3,062	5,949
Non-prime	10,414	7,114

	85,348	77,790

Volume of loans originated:
Wholesale (non-prime)	$11,509,465	$10,008,341
Retail: Prime	398,934	787,987
Non-prime	1,421,101	858,308

	$13,329,500	$11,654,636

Loan characteristics:
Weighted average FICO score (1)	609	609
Weighted average interest rate for borrowers (1)	7.33%	7.53%
Weighted average loan-to-value (1)	78.1%	78.2%
Revenue (loan value):
Net gain on sale – gross margin (2)	2.78%	4.04%
Loan delivery:
Loan sales	$13,304,836	$11,631,790
Execution price (3)	3.43%	4.18%

(1)	Represents non-prime production.
(2)	Defined as gain on sale of mortgage loans (including mortgage servicing rights and net of direct origination expenses) divided by origination volume.
(3)	Defined as total premium received divided by total balance of loans delivered to third party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Mortgage Services – Operating Results	(in 000s)

Six months ended October 31,	2004	2003
Components of gains on sales:
Gains on mortgage loans	$370,117	$471,061
Impairment of residual interests	(3,469)	(11,106)

	366,648	459,955

Interest income:
Accretion – residual interests	57,835	70,906
Other interest income	3,884	816

	61,719	71,722

Loan servicing revenue	120,762	99,976
Other	638	1,109

Total revenues	549,767	632,762

Cost of services	105,175	91,188
Compensation and benefits	145,102	116,082
Occupancy	21,291	18,847
Other	78,459	58,790

Total expenses	350,027	284,907

Pretax income	$199,740	$347,855

Six months ended October 31, 2004 compared to October 31, 2003

Mortgage Services’ revenues decreased $83.0 million, or 13.1%, for the six months ended October 31, 2004 compared to the prior year. Revenues decreased primarily as a result of a decline in gains on sales of mortgage loans.

     The following table summarizes the key drivers of gains on sales of mortgage loans:

(dollars in 000s)

Six months ended October 31,	2004	2003
Application process:
Total number of applications	147,191	135,402
Number of sales associates (1)	3,369	2,476
Closing ratio (2)	58.0%	57.5%
Originations:
Total number of originations	85,348	77,790
Weighted average interest rate for borrowers	7.33%	7.53%
Average loan size	$156	$150
Total originations	$13,329,500	$11,654,636
Non-prime / prime origination ratio	32.4 : 1	13.8 : 1
Direct origination expenses, net	$189,117	$130,244
Revenue (loan value):
Net gain on sale – gross margin (3)	2.78%	4.04%

(1)	Includes all direct sales and back office sales support associates.
(2)	Percentage of loans funded divided by total applications in the period.
(3)	Defined as gain on sale of mortgage loans (including mortgage servicing rights and net of direct origination expenses) divided by origination volume.

     Gains on sales of mortgage loans declined $100.9 million as a result of increased price competition, poorer execution in the secondary market and higher loan origination costs. Market interest rates have increased 106 basis points since April, however our WAC has only increased 27 basis points from 7.06% at April 30, 2004, resulting in a decline in our gross margin of 126 basis points from last year. Additionally, direct origination expenses increased $58.9 million, primarily due to increases in broker incentives and origination volume. Amounts reclassified from interest income to gains on sales for the six months ended October 31, 2003 totaled $68.3 million. This change had no impact on our net income as previously reported.

     Impairments of residual interests in securitizations of $3.5 million were recognized in the current period, compared to $11.1 million for the six months ended October 31, 2003.

     The following table summarizes the key drivers of loan servicing revenues:

(dollars in 000s)

Six months ended October 31,	2004	2003
Average servicing portfolio:
With related MSRs	$38,436,169	$29,708,420
Without related MSRs	10,998,659	5,188,500

	$49,434,828	$34,896,920

Number of loans serviced	362,430	295,636
Average delinquency rate	5.10%	6.43%
Value of MSRs	$134,062	$111,960

     Loan servicing revenues increased $20.8 million, or 20.8%, compared to the prior year. The increase reflects a higher loan-servicing portfolio. The average servicing portfolio for the six months ended October 31, 2004 increased $14.5 billion, or 41.7%.

     Accretion of residual interests of $57.8 million for the six months ended October 31, 2004 represents a decrease of $13.1 million from prior year. This decrease is primarily due to the sale of previously securitized residual interests during fiscal year 2004, which eliminated future accretion on those residual interests.

     During the first half of fiscal year 2005, our residual interests continued to perform better than expected compared to internal valuation models. We recorded favorable pretax mark-to-market adjustments, which increased the fair value of our residual interests $113.5 million during the year. These adjustments were recorded, net of write-downs of $24.7 million and deferred taxes of $33.9 million, in other comprehensive income and will be accreted into income throughout the remaining life of those residual interests.

     Total expenses for the six months ended October 31, 2004, increased $65.1 million, or 22.9%, over the prior year. This increase is primarily due to $29.0 million in increased compensation and benefits as a result of a 36.1% increase in sales associates. We did not achieve the level of loan production in the current year that we were staffed to support. Other expenses increased $19.7 million for the current period, primarily due to a $6.1 million increase in consulting expenses, a $3.7 million increase in allocated expenses, $2.4 million in additional travel expenses and increases in depreciation and other expenses. Costs related to servicing of mortgage loans increased $14.0 million as a result of a higher average servicing portfolio.

     Pretax income decreased $148.1 million to $199.7 million for the six months ended October 31, 2004.

Fiscal 2005 outlook

Due to continued pressure on our margins, our Mortgage Services segment fiscal year 2005 outlook has declined from the discussion in our April 30, 2004 Form 10-K and our July 31, 2004 Form 10-Q. Based on these assumptions, we expect our mortgage segment pretax income to decline approximately 30% from fiscal year 2004, excluding the gain on sale of previously securitized residual interests. We are investing in technology and seeking other alternatives to lower our cost of origination. Beginning late in our fourth quarter and then more meaningfully in fiscal year 2006, we expect to realize a 50 to 75 basis point improvement in our overall cost of origination, including the effect of potentially higher origination volumes.

BUSINESS SERVICES

This segment offers middle-market companies accounting, tax and consulting services, wealth management, retirement resources, payroll services, corporate finance and financial process outsourcing.

Business Services – Operating Statistics

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003
Accounting, tax and consulting:
Chargeable hours	674,302	584,941	1,211,337	1,101,327
Chargeable hours per person	322	309	601	581
Net collected rate per hour	$129	$120	$126	$119
Average margin per person	$22,706	$20,177	$39,134	$35,961

Business Services – Operating Results	(in 000s)

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003
Service revenues:
Accounting, tax and consulting	$85,298	$68,669	$153,658	$129,570
Capital markets	14,895	17,870	30,672	34,500
Payroll, benefits and retirement services	4,827	4,864	9,481	9,422
Other services	3,230	1,755	5,693	1,755

	108,250	93,158	199,504	175,247
Other	20,797	15,866	38,645	32,276

Total revenues	129,047	109,024	238,149	207,523

Cost of services:
Compensation and benefits	71,643	56,429	135,740	107,512
Occupancy	5,933	5,510	10,539	10,457
Other	8,887	7,375	17,428	14,177

	86,463	69,314	163,707	132,146
Selling, general and administrative	47,497	42,442	89,426	84,788

Total expenses	133,960	111,756	253,133	216,934

Pretax loss	$(4,913)	$(2,732)	$(14,984)	$(9,411)

Three months ended October 31, 2004 compared to October 31, 2003

Business Services’ revenues for the three months ended October 31, 2004 increased $20.0 million, or 18.4%, from the prior year. This increase was primarily due to a $16.6 million increase in accounting, tax and consulting revenues resulting from an increase in the net collected rate per hour and a 15.3% increase in chargeable hours. The increase in chargeable hours is primarily due to the favorable market conditions for all of our core services and the demand for consulting and risk management services. Other service revenues increased $1.5 million as a result of growth in our financial process outsourcing business.

     Other revenues increased $4.9 million as a result of increases in reimbursable expenses billed to clients and contractor revenues. Capital markets revenues declined $3.0 million as a result of a 4.2% decrease in the number of business valuation projects.

     Total expenses increased $22.2 million, or 19.9%, for the three months ended October 31, 2004 compared to the prior year. Compensation and benefits increased $15.2 million, primarily as a result of increases in the average wage per employee, which is being driven by marketplace competition for professional staff, and in the number of personnel. Selling, general and administrative expenses increased $5.1 million primarily due to increased recruiting expenses and additional costs associated with our strategic growth initiatives. A portion of the increases in each expense category is attributable to investments we are making in early-stage businesses within this segment.

     The pretax loss for the three months ended October 31, 2004 was $4.9 million compared to $2.7 million in the prior year.

     Due to the seasonal nature of this segment’s business, operating results for the three months ended October 31, 2004 are not comparable to the three months ended July 31, 2004 and are not indicative of the expected results for the entire fiscal year.

Six months ended October 31, 2004 compared to October 31, 2003

Business Services’ revenues for the six months ended October 31, 2004 increased $30.6 million, or 14.8%, from the prior year. This increase was primarily due to a $24.1 million increase in accounting, tax and consulting revenues resulting from an increase in the net collected rate per hour and a 10.0% increase in chargeable hours. Other service revenues increased $3.9 million due to the acquisition of our financial process outsourcing business in the second quarter of last year, coupled with baseline growth in this business. Other revenues increased $6.4 million as a result of increases in reimbursable expenses billed to clients and contractor revenues. Capital markets revenues declined $3.8 million as a result of a 13.9% decrease in the number of business valuation projects.

     Total expenses increased $36.2 million, or 16.7%, for the six months ended October 31, 2004 compared to the prior year. Compensation and benefits increased $28.2 million, primarily as a result of increases in the average wage per employee, which is being driven by marketplace competition for professional staff, and the number of personnel. Other cost of services increased as a result of higher legal fees and settlements, coupled with higher reimbursable expenses billed to clients. Selling, general and administrative expenses increased $4.6 million primarily due to increased recruiting expenses and additional costs associated with our strategic growth initiatives. A portion of the increases in each expense category is attributable to investments we are making in early-stage businesses within this segment.

     The pretax loss for the six months ended October 31, 2004 was $15.0 million compared to $9.4 million in the prior year.

Fiscal 2005 outlook

Our fiscal year 2005 outlook for our Business Services segment is unchanged from the discussion in our April 30, 2004 Form 10-K and our July 31, 2004 Form 10-Q.

INVESTMENT SERVICES

This segment is primarily engaged in offering advice-based brokerage services and investment planning. Our integration of investment advice and new service offerings are allowing us to shift our focus from a transaction-based client relationship to a more advice-based focus.

Investment Services – Operating Statistics

Three months ended	October 31, 2004	October 31, 2003	July 31, 2004
Customer trades (1)	192,909	232,293	205,948
Customer daily average trades	3,014	3,574	3,269
Average revenue per trade (2)	$125.13	$116.22	$119.71
Active accounts:
Traditional brokerage	444,770	474,289	454,147
Express IRAs	334,928	228,110	337,583

	779,698	702,399	791,730

Ending balance of assets under administration (billions)	$27.2	$25.7	$26.6
Average assets per active account	$34,924	$36,589	$33,592
Average margin balances (millions)	$590	$514	$598
Average customer payable balances (millions)	$962	$959	$1,012
Number of advisors	982	928	997
Included in the numbers above are the following relating to fee-based accounts:
Customer accounts	7,046	5,174	7,688
Average revenue per account	$2,044	$1,897	$1,848
Ending balance of assets under administration (millions)	$1,755	$1,088	$1,547
Average assets per active account	$249,068	$210,290	$201,198

(1)	Includes only trades on which commissions are earned (“commissionable trades”).
(2)	Calculated as total commissions divided by commissionable trades.

Investment Services – Operating Results	(in 000s)

Three months ended	October 31, 2004	October 31, 2003	July 31, 2004
Service revenue:
Transactional revenue	$19,988	$22,698	$19,952
Annuitized revenue	17,199	13,978	18,533

Production revenue	37,187	36,676	38,485
Other service revenue	6,527	9,878	6,262

	43,714	46,554	44,747

Margin interest revenue	10,038	8,057	8,760
Less: interest expense	(541)	(207)	(299)

Net interest revenue	9,497	7,850	8,461

Other	9	(1,908)	74

Total revenues (1)	53,220	52,496	53,282

Cost of services:
Compensation and benefits	27,074	21,485	28,848
Occupancy	4,753	4,189	5,688
Depreciation	1,089	1,665	1,064
Other	3,447	4,328	3,755

	36,363	31,667	39,355
Selling, general and administrative	41,423	36,165	32,198

Total expenses	77,786	67,832	71,553

Pretax loss	$(24,566)	$(15,336)	$(18,271)

(1)	Total revenues, less interest expense.

Three months ended October 31, 2004 compared to October 31, 2003

Investment Services’ revenues, net of interest expense, for the three months ended October 31, 2004 increased $0.7 million, or 1.4%.

     Transactional revenue, which is based on individual securities transactions, decreased $2.7 million, or 11.9%, from the prior year due primarily to a 17.0% decline in trading volume resulting from the weak investment climate. This decline was partially offset by an increase in average revenue per trade of 7.7% over the prior year.

     Annuitized revenue, which is based on sales of mutual fund, insurance, fee based products and unit investment trusts, increased $3.2 million, or 23.0%, due to increased sales of annuities and mutual funds. The shift in revenues between transactional and annuitized revenues illustrates our continued move toward an advice-based focus.

     Productivity averaged approximately $148,000 per advisor during the current quarter compared to $155,000 per advisor in the prior year. This decline is primarily attributable to market conditions.

     Other service revenue declined $3.4 million, or 33.9%, from the prior year due to lower underwriting fees related to fixed income products.

     Margin interest revenue increased 24.6% from the prior year, which is primarily a result of a 14.8% increase in average margin balances and slightly higher rates.

     Cost of services increased $4.7 million, or 14.8%, primarily as a result of $5.6 million of additional compensation and benefits. This increase is primarily due to higher commission rates than the prior year and financial incentives for new advisors.

     Selling, general and administrative expenses increased $5.3 million over the prior year primarily as the result of a $6.0 million write-down of a branch office facility and an increase of $1.7 million in legal expenses, partially offset by gains of $1.0 million on the disposition of certain assets and a $1.2 million decrease in incentive compensation expenses.

     The pretax loss for Investment Services for the second quarter of fiscal year 2005 was $24.6 million compared to the prior year loss of $15.3 million.

Three months ended October 31, 2004 compared to July 31, 2004

Investment Services’ revenues, net of interest expense, for the three months ended October 31, 2004 were essentially flat compared to the preceding quarter.

     Transactional revenue was also flat compared to the preceding quarter, primarily due to a 6.3% decline in trading volume offset by a 4.5% increase in average revenue per trade. Annuitized revenues declined $1.3 million, or 7.2%, due to decreased sales of annuities and mutual funds.

     A total of 72 new advisors were recruited during the quarter and recruiting efforts are expected to increase throughout the year. However, our total advisor count declined from 997 to 982 during the period as our recruiting efforts were offset by advisor attrition.

     Margin interest revenue increased 14.6% from the preceding quarter, which is primarily a result of higher interest rates, partially offset by a 1.3% decrease in average margin balances.

     Cost of services declined $3.0 million primarily due to a $1.8 million reduction in compensation and benefits, primarily due to lower production revenues.

     Selling, general and administrative expenses increased $9.2 million from the preceding quarter, primarily due to the write-down of a branch office facility, decreased gains on the disposition of assets, and increased legal expenses.

     The pretax loss for the Investment Services segment was $24.6 million, compared to a loss of $18.3 million in the first quarter.

Investment Services – Operating Statistics

Six months ended October 31,	2004	2003
Customer trades (1)	398,857	472,762
Customer daily average trades	3,166	3,582
Average revenue per trade (2)	$122.33	$121.69
Active accounts:
Traditional brokerage	444,770	474,289
Express IRAs	334,928	228,110

	779,698	702,399

Ending balance of assets under administration (billions)	$27.2	$25.7
Average assets per active account	$34,924	$36,589
Average margin balances (millions)	$594	$508
Average customer payable balances (millions)	$987	$931
Number of advisors	982	928
Included in the numbers above are the following relating to fee-based accounts:
Customer accounts	7,046	5,174
Average revenue per account	$2,030	$1,753
Ending balance of assets under administration (millions)	$1,755	$1,088
Average assets per active account	$249,068	$210,290

(1)	Includes only trades on which commissions are earned (“commissionable trades”).
(2)	Calculated as total commissions divided by commissionable trades.

Investment Services – Operating Results	(in 000s)

Six months ended October 31,	2004	2003
Service revenue:
Transactional revenue	$39,940	$48,154
Annuitized revenue	35,732	26,821

Production revenue	75,672	74,975
Other service revenue	12,789	17,854

	88,461	92,829

Margin interest revenue	18,798	16,587
Less: interest expense	(840)	(817)

Net interest revenue	17,958	15,770

Other	83	274

Total revenues (1)	106,502	108,873

Cost of services:
Compensation and benefits	55,922	46,874
Occupancy	10,441	10,304
Depreciation	2,153	3,674
Other	7,202	8,330

	75,718	69,182
Selling, general and administrative	73,621	68,784

Total expenses	149,339	137,966

Pretax loss	$(42,837)	$(29,093)

(1)	Total revenues, less interest expense.

Six months ended October 31, 2004 compared to October 31, 2003

Investment Services’ revenues, net of interest expense, for the six months ended October 31, 2004 decreased $2.4 million, or 2.2%. The decrease is primarily due to the weak investment climate.

     Transactional revenue decreased $8.2 million, or 17.1%, from the prior year due primarily to a 15.6% decline in trading volume. This decline was marginally offset by an increase in the average revenue per trade.

     Annuitized revenues increased $8.9 million, or 33.2%, due to increased sales of annuities and mutual funds. The shift in revenues from transactional to annuitized demonstrates our continued move toward an advice-based focus. Additionally, we are seeing our new recruits coming in with more of an advice-based background, which will further support our efforts.

     Other service revenue declined $5.1 million, or 28.4%, from the prior year due to fewer fixed income underwriting offerings.

     Margin interest revenue increased 13.3% from the prior year, which is primarily a result of a 16.9% increase in average margin balances. Margin balances have increased from an average of $508 million for the six months ended October 31, 2003 to $594 million in the current period.

     Total expenses increased $11.4 million, or 8.2%, primarily as a result of a $6.5 million increase in cost of services. During the current year we incurred $9.0 million of additional compensation and benefits primarily due to a higher average commission rate than the prior year and financial incentives for new advisors. This increase was partially offset by a decline in depreciation costs as a result of the consolidation of field offices. Other cost of services declined as a result of a reduction in property taxes as field offices were sold over the past year.

     Selling, general and administrative expenses increased $4.8 million over the prior year primarily as the result of the $6.0 million write-down of a branch office facility and an increase of $2.7 million in legal expenses. This increase was partially offset by a decrease in incentive compensation expenses and gains of $4.2 million on the disposition of certain assets.

     The pretax loss for Investment Services was $42.8 million compared to the prior year loss of $29.1 million.

Fiscal 2005 outlook

In our April 30, 2004 Form 10-K and our July 31, 2004 Form 10-Q, we indicated our goal was to hire between 250 and 300 experienced advisors by the end of fiscal year 2005. As of the end of our second quarter, we have achieved our planned recruiting levels. We remain optimistic that we will reach our year-end recruiting goal, however we are experiencing higher advisor attrition than we planned. Additionally, we indicated that we expected to see continued financial improvements, but still report a loss for fiscal year 2005. Given our performance to date and revised internal forecasts, we expect our fiscal year 2005 pretax loss to be slightly higher than the prior year.

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

Corporate – Operating Results	(in 000s)

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003
Operating revenues	$2,432	$2,253	$6,865	$4,981
Eliminations	(1,725)	(1,565)	(4,710)	(2,965)

Total revenues	707	688	2,155	2,016

Corporate expenses:
Compensation and benefits	2,681	930	6,122	3,999
Interest expense on acquisition debt	17,515	17,074	34,658	34,746
Other	10,226	1,638	17,014	8,954

	30,422	19,642	57,794	47,699

Support departments:
Information technology	27,234	26,738	52,412	49,951
Marketing	7,691	5,430	11,262	8,094
Finance	8,706	8,835	17,513	15,734
Other	26,366	17,192	46,595	28,015

	69,997	58,195	127,782	101,794

Allocation of support departments	(69,995)	(58,021)	(127,799)	(101,798)
Investment income, net	1,044	687	2,176	2,254

Pretax loss	$(28,673)	$(18,441)	$(53,446)	$(43,425)

Three months ended October 31, 2004 compared to October 31, 2003

Corporate expenses increased $10.8 million primarily due to new business development activities that resulted in higher allocations from the information technology, legal and human resource departments, and increases in consulting and insurance costs.

     Marketing department expenses increased $2.3 million, or 41.6%, primarily due to additional advertising for tax courses. Other department expenses increased primarily due to $3.7 million of additional stock-based compensation expenses and increases in the cost of employee insurance and supply sales to franchises.

     The pretax loss was $28.7 million, compared with last year’s second quarter loss of $18.4 million.

     Due to the nature of this segment, the three months ended October 31, 2004 are not comparable to the three months ended July 31, 2004 and are not indicative of the expected results for the entire fiscal year.

Six months ended October 31, 2004 compared to October 31, 2003

Corporate expenses increased $10.1 million primarily due to new business development activities that resulted in increases in consulting and insurance costs, as well as increased allocations from the information technology, legal and human resource departments.

     Information technology department expenses increased $2.5 million, or 4.9%, primarily due to an increase in resources needed to support additional projects on behalf of operating segments and other support departments. Marketing department expenses increased $3.2 million, or 39.1%, primarily due to additional advertising for tax courses. Other department expenses increased primarily due to $7.2 million of additional stock-based compensation expenses, increases in the cost of employee insurance and additional supply sales to the operating segments.

     The pretax loss was $53.4 million, compared with last year’s loss of $43.4 million.

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

     Cash From Operations. Cash used in operations totaled $675.1 million and $463.4 million for the six months ended October 31, 2004 and 2003, respectively. The increase in cash used in operating activities is primarily due to Tax Services and income tax payments. Tax Services used $45.9 million more in cash for off-season costs and working capital requirements compared to the six months ended October 31, 2003. Additionally, income tax payments totaled $316.8 million during the current year, an increase of $145.9 million over the prior year, due to a change in a tax accounting method, which resulted in the acceleration of taxable income within our Mortgage Services segment.

     Issuance of Common Stock. We issue shares of common stock, in accordance with our stock-based compensation plans, out of treasury shares. Proceeds from the issuance of common stock totaled $53.9 million and $59.9 million for the six months ended October 31, 2004 and 2003, respectively.

     Debt. On October 26, 2004, we issued $400.0 million of 5.125% Senior Notes under a shelf registration statement. The Senior Notes are due on October 30, 2014, and are not redeemable by the bondholders prior to maturity. The proceeds from the notes will be used to repay our $250.0 million in 6¾% Senior Notes, which were due on November 1, 2004. The remaining proceeds will be used for working capital, capital expenditures, repayment of other debt and other general corporate purposes. The proceeds are included in cash and cash equivalents on the condensed consolidated balance sheet at October 31, 2004.

     As of October 31, 2004, we had commercial paper borrowings of $316.1 million outstanding. Commercial paper issuance during the six months supported various cash requirements including share repurchases, income taxes, annual incentive compensation obligations and other off-season working capital needs.

     Dividends. Dividends paid totaled $70.0 million and $68.1 million for the six months ended October 31, 2004 and 2003, respectively.

     Share Repurchases. On June 9, 2004, our Board of Directors approved an authorization to repurchase 15 million shares. This authorization is in addition to the authorization of 20 million shares on June 11, 2003. During the six months ended October 31, 2004, we repurchased 11.2 million shares pursuant to these authorizations at an aggregate price of $527.5 million or an average price of $46.98 per share. There are 15.1 million shares remaining under these authorizations at October 31, 2004. We plan to continue to purchase shares on the open market in accordance with these authorizations, subject to various factors including the price of the stock, the availability of excess cash, our ability to maintain liquidity and financial flexibility, securities laws restrictions and other investment opportunities available.

     Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents — restricted totaled $496.8 million at October 31, 2004. Investment Services held $454.0 million of this total segregated in a special reserve account for the exclusive benefit of customers. Investment Services’ restricted cash balance has fallen from $531.6 million at the beginning of fiscal year 2005. Restricted cash of $19.2 million at October 31, 2004 held by Business Services is related to funds held to pay payroll taxes on behalf of its customers. Restricted cash held by Mortgage Services totaled $23.6 million and is held for outstanding commitments to fund mortgage loans.

     Segment Cash Flows. A condensed consolidating statement of cash flows by segment for the six months ended October 31, 2004 follows. Generally, interest is not charged on intercompany activities between segments.

(in 000s)

	Tax	Mortgage	Business	Investment		Consolidated
	Services	Services	Services	Services	Corporate	H&R Block
Cash provided by (used in):
Operations	$(297,873)	$41,879	$(16,424)	$25,712	$(428,381)	$(675,087)
Investing	(15,385)	50,028	(9,505)	13,474	(13,718)	24,894
Financing	456	—	(11,604)	—	165,461	154,313
Net intercompany	334,241	(89,134)	36,920	3,260	(285,287)	—

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

     Tax Services. Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in the fourth quarter. Tax Services used $297.9 million in its first and second quarter operations to cover off-season costs and working capital requirements.

     Mortgage Services. This segment primarily generates cash as a result of the sale and securitization of mortgage loans and residual interests, and as its residual interests begin to cash flow. Mortgage Services provided $41.9 million in cash from operating activities and $50.0 million in cash from investing activities primarily related to cash received from residual interests.

     Gains on sales. Gains on sales of mortgage loans and related assets totaled $366.6 million, with the cash received primarily recorded as operating activities. The percentage of cash proceeds we receive from our capital market transactions, which are included within the gains on sales of mortgage assets, is reconciled below.

(in 000s)

Six months ended October 31,	2004	2003
Cash proceeds:
Whole loans sold by the Trusts	$398,027	$298,460
Residual cash flows from Beneficial Interest in Trusts	95,211	66,223
Loans securitized	21,620	129,617

	514,858	494,300

Non-cash:
Retained mortgage servicing rights	58,894	48,002
Additions to balance sheet (1)	15,270	1,814

	74,164	49,816

Portion of gain on sale related to capital market transactions	589,022	544,116

Other items included in gain on sale:
Changes in beneficial interest in Trusts	(27,858)	56,576
Impairments to fair value of residual interests	(3,469)	(11,106)
Net change in fair value of rate-lock commitments	(1,930)	613
Direct origination expenses, net	(189,117)	(130,244)

	(222,374)	(84,161)

Reported gains on sales of mortgage assets	$366,648	$459,955

Percent of gain on sale related to capital market transactions received as cash (2)	87%	91%

(1)	Includes residual interests and interest rate caps.
(2)	Cash proceeds divided by portion of gain on sale related to capital market transactions.

     Warehouse Funding. To finance our prime originations, we utilize an on-balance sheet warehouse facility with capacity up to $25 million. This annual facility bears interest at one-month LIBOR plus 140 to 200 basis points. As of October 31, 2004 and April 30, 2004 the balance outstanding under this facility was $3.6 million and $4.0 million, respectively.

     To fund our non-prime originations, we utilize five off-balance sheet warehouse Trusts. The facilities used by the Trusts had a total capacity of $8.0 billion as of October 31, 2004. The Mortgage Services segment is planning to implement a $3.0 billion on-balance sheet commercial paper conduit program by the end of fiscal year 2005. At that time, we will reduce the warehouse facilities to $7.0 billion. This will bring total available warehouse capacity to approximately $10.0 billion.

     We believe the sources of liquidity available to the Mortgage Services segment are sufficient for its needs.

     Business Services. Business Services funding requirements are largely related to receivables for completed work and “work in process.” We provide funding sufficient to cover their working capital needs. This segment used $16.4 million in operating cash flows during the first half of the year.

     Investment Services. Investment Services, through HRBFA, is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers.

     At October 31, 2004, HRBFA’s net capital of $121.2 million, which was 18.6% of aggregate debit items, exceeded its minimum required net capital of $13.0 million by $108.2 million. During the first half of fiscal year 2005, we contributed additional capital of $10.0 million, even though HRBFA was in excess of the minimum net capital requirement, and we may continue to do so in the future.

     In the first half of fiscal year 2005, Investment Services provided $25.7 million from its operating activities primarily due to the timing of cash deposits that are restricted for the benefit of customers.

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

     Pledged securities at October 31, 2004 totaled $48.0 million, an excess of $5.0 million over the margin requirement. Pledged securities at the end of fiscal year 2004 totaled $46.3 million, an excess of $7.9 million over the margin requirement.

     We believe the funding sources for Investment Services are stable. Liquidity risk within this segment is primarily limited to maintaining sufficient capital levels to obtain securities lending liquidity to support margin borrowing by customers.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

Substantially all non-prime mortgage loans we originate are sold daily to the Trusts. The Trusts purchase the loans from us utilizing five warehouse facilities, arranged by us. The warehouse facilities were increased to $8.0 billion during the second quarter, bear interest at one-month LIBOR plus 50 to 200 basis points and expire on various dates during the year.

     There have been no other material changes in our off-balance sheet financing arrangements from those reported at April 30, 2004 in our Annual Report on Form 10-K.

COMMERCIAL PAPER ISSUANCE

We maintain unsecured CLOCs to support our commercial paper program and for general corporate purposes. During the second quarter, we replaced our $2.0 billion CLOC with two CLOCs. The two CLOCs are from a consortium of thirty-one banks. The first $1.0 billion CLOC is subject to annual renewal in August 2005, has a one-year term-out provision with a maturity date in August 2006 and has an annual facility fee of ten basis points per annum. The second $1.0 billion CLOC has a maturity date of August 2009 and has an annual facility fee of twelve basis points per annum. These lines are subject to various affirmative and negative covenants, including a minimum net worth covenant. These CLOCs are for working capital use, general corporate purposes and commercial paper back up.

     At October 31, 2004, there was no commercial paper outstanding under the Block Canada commercial paper program.

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

     Our Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.

     As of October 31, 2004, we evaluated the effectiveness of the design and operation of our Disclosure Controls. The controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO.

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

     Based on this evaluation, other than the item described above, our CEO and CFO have concluded these controls are effective. There have been no significant changes in internal controls, or in other factors, which would significantly affect these controls subsequent to the date of evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information below should be read in conjunction with the information included in note 11 to our condensed consolidated financial statements.

RAL Litigation

We reported in current reports on Form 8-K, previous quarterly reports on Form 10-Q and in our annual report on Form 10-K for the year ended April 30, 2004, certain events and information regarding lawsuits throughout the country regarding our refund anticipation loan programs (collectively, “RAL Cases”). The RAL Cases have involved a variety of legal theories asserted by plaintiffs. These theories include allegations that, among other things, disclosures in the RAL applications were inadequate, misleading and untimely, the RAL interest rates were usurious and unconscionable, we did not disclose that we would receive part of the finance charges paid by the customer for such loans, breach of state laws on credit service organizations, breach of contract, unjust enrichment, unfair and deceptive acts or practices, violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act, violations of the Fair Debt Collection Practices Act and we owe and breached a fiduciary duty to our customers in connection with the RAL program.

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

     We continue to believe we have meritorious defenses to the RAL Cases, and we intend to defend the remaining RAL Cases vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate. Furthermore, there can be no assurances regarding the impact of the RAL Cases on our financial statements. We have accrued our best estimate of the probable loss related to the RAL Cases. The following is updated information regarding the pending RAL Cases in which developments occurred during or after the three months ended October 31, 2004:

     Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al., (formerly Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., Block Financial Corporation, et al.) Case No. 98 C 2178, United States District Court for the Northern District of Illinois, Eastern Division, instituted on April 18, 1998. On April 15, 2003, the District Court judge declined to approve a $25.0 million settlement of this matter, finding that counsel for the settlement plaintiffs had been inadequate representatives of the plaintiff class and failed to sustain their burden of showing that the settlement was fair. The judge subsequently appointed new counsel for the plaintiffs who filed an amended complaint and a motion for partial summary judgment. On March 29, 2004, the court either dismissed or decertified all of the plaintiffs’ claims other than part of one count alleging violations of the racketeering and conspiracy provisions of the RICO Act. The United States Court of Appeals for the Seventh Circuit subsequently affirmed the trial court’s certification of a nationwide class on the RICO count. The case is scheduled to go to trial in March 2005. We intend to continue defending the case vigorously, but there are no assurances as to its outcome.

     Joyce Green, et al. v. H&R Block, Inc., Block Financial Corporation, et al., Case No. 97195023, in the Circuit Court for Baltimore City, Maryland, instituted on July 14, 1997. Our Board of Directors approved a proposed settlement of the case on September 8, 2004. During the process of finalizing the settlement agreement, the parties were unable to reach agreement regarding certain settlement terms. We intend to continue defending the case vigorously, but there is no assurance as to its outcome.

     Deandra D. Cummins, et al. V. H&R Block, Inc., et al., Case No. 03-C-134 in the Circuit Court of Kanawha County, West Virginia. A class certification hearing commenced in October 2004 and was continued until December 22, 2004. A decision on class certification is expected in early 2005, and the case is scheduled to go to trial in October 2005.

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

Other Claims and Litigation

As with other broker-dealers, HRBFA has been the subject of an investigation by the National Association of Securities Dealers, Inc. (NASD) regarding the market timing of mutual funds. The investigation concerns the trading activity by two former financial advisors, primarily on behalf of one of HRBFA’s clients. HRBFA has cooperated with the NASD and has had substantive settlement discussions. While these discussions have not concluded, we anticipate that the matter will be resolved in the near future, although we cannot provide assurance regarding the ultimate resolution of this matter, we believe the resolution will not have a material adverse effect on our operations, consolidated results of operations or financial position.

     As reported in a current report on Form 8-K dated November 8, 2004, the NASD brought charges against HRBFA related to the sale by HRBFA of Enron debentures in 2001. A private civil action subsequently was filed against HRBFA concerning the matter raised in the NASD’s charges. We intend to defend the charges vigorously. There can be no assurances as to the outcome and resolution of this matter.

     As part of an industry-wide review, the Internal Revenue Service (IRS) is investigating tax-planning strategies that certain RSM clients utilized during fiscal years 2000 through 2003. Specifically, the IRS is examining these strategies to determine whether RSM complied with tax shelter registration and listing regulations and whether such strategies were appropriate. If the IRS were to determine that these strategies were inappropriate, clients that utilized the strategies could face penalties and interest for underpayment of taxes and may attempt to seek recovery from RSM. There can be no assurances as to the outcome of this matter.

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

     We have from time to time been party to claims and lawsuits not discussed herein arising out of our business operations. These claims and lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. Some of these claims and lawsuits pertain to RALs and the Peace of Mind guarantee program. Others are claims and lawsuits that we consider to ordinary, routine litigation incidental to our business, including claims and lawsuits (“Other Claims”) concerning the Express IRA program and the preparation of customers’ income tax returns, the electronic filing of customers’ tax returns, the fees charged customers for various products and services, losses incurred by customers with respect to their investment accounts, relationships with franchisees, denials of mortgage loans, contested mortgage foreclosures, other aspects of the mortgage business, intellectual property disputes, and contract disputes. We believe we have meritorious defenses to each of the Other Claims, and we are defending, or intend to defend, them vigorously. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these other matters will not have a material adverse effect on our consolidated results of operations or financial position.

ITEM 2. CHANGES IN SECURITIES AND USES OF PROCEEDS

A summary of our purchases of H&R Block common stock during the second quarter of fiscal year 2005 is as follows:

(shares in 000s)

			Total Number of Shares	Maximum Number
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased (1)	per Share	Plans or Programs (2)	the Plans or Programs (2)
August 1 – August 31	1,484	$48.60	1,484	17,430
September 1 – September 30	1,375	$48.16	1,374	16,056
October 1 – October 31	952	$46.06	952	15,104

(1)	Of the total number of shares purchased, 927 shares were purchased in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on restricted shares.
(2)	On June 11, 2003 and June 9, 2004, our Board of Directors approved the repurchase of 20 million shares and 15 million shares, respectively, of H&R Block, Inc. common stock. These authorizations have no expiration dates.

     Our Articles of Incorporation were amended on September 30, 2004 to increase the number of authorized shares of common stock, without par value, from 500,000,000 shares to 800,000,000 shares. The aggregate number of shares of all classes of stock that we now have authority to issue is 806,000,000, with 800,000,000 authorized shares of common stock and 6,000,000 authorized shares of a class designated preferred stock, without par value. The amendment to the Articles of Incorporation was approved by our shareholders at the annual meeting of shareholders held on September 8, 2004. The Certificate of Amendment is filed as Exhibit 3.1 to this Form 10-Q, and the Restated Articles of Incorporation, incorporating all amendments thereto, are filed as Exhibit 3.2 to this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the registrant was held on September 8, 2004. At such meeting, three Class III directors were elected to serve three-year terms. In addition, the proposals set forth below were submitted to a vote of shareholders. With respect to the election of directors and the adoption of each proposal, the number of votes cast for, against or withheld, the number of abstentions, and the number of no votes (if applicable) were as follows:

Election of Class III Directors:
Nominee	Votes FOR	Votes WITHHELD
Donna R. Ecton	143,089,287	3,003,702
Louis W. Smith	143,702,345	2,390,644
Rayford Wilkins, Jr.	133,272,098	12,820,891

Approval of an Amendment to the Company’s Articles of Incorporation to increase the number of shares of Common Stock from 500,000,000 to 800,000,000

Votes For	131,169,406
Votes Against	14,441,014
Abstain	482,569

Approval of an Amendment to the 1989 Stock Option Plan for Outside Directors to extend the plan for five years, such that it will terminate, unless further extended, on December 5, 2009

Votes For	101,491,697
Votes Against	9,582,901
Abstain	630,352

Approval of an Amendment to the 1999 Stock Option Plan for Seasonal Employees to (i) extend the Plan for two years, such that it will terminate, unless further extended, on December 31, 2006 and (ii) increase the aggregate number of authorized shares of Common Stock issuable under the Plan from 20,000,000 to 23,000,000

Votes For	86,237,154
Votes Against	25,004,641
Abstain	463,156

Ratification of the Appointment of KPMG LLP as the Registrant’s Independent Accountants for the year ended April 30, 2005

Votes For:	143,615,698
Votes Against:	2,120,943
Abstain:	356,347

     At the close of business on June 30, 2004, the record date for the annual meeting of shareholders, there were 167,770,955 shares of Common Stock of the registrant outstanding and entitled to vote at the meeting. There were 146,092,989 shares represented at the annual meeting of shareholders held on September 8, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

3.1	Certificate of Amendment to Articles of Incorporation dated September 30, 2004.

3.2	Restated Articles of Incorporation, as amended to the date of this Form 10-Q.

10.1	Employment Agreement dated September 15, 2005, by and between HRB Management, Inc. and Marc West.

10.2	Standard Form of Agreement Between Owner and Deign/Builder dated as of May 5, 2003 by and between H&R Block Tax Services, Inc. and J.E. Dunn Construction Company.

10.3	First Amendment to Third Amended and Restated Refund Anticipation Loan Participation Amendment, dated as of August 20, 2004, by and among Block Financial Corporation, Household Tax Masters, Inc. and Household Tax Masters Acquisition Corporation.

10.4	2004 Amendment to Second Amended and Restated Refund Anticipation Loan Operations Agreement dated as of August 20, 2004, by and among H&R Block Services, Inc., Household Tax Masters, Inc., and Beneficial Franchise Company. *

10.5	The 1989 Stock Option Plan for Outside Directors, as amended and restated as of September 8, 2004.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

b) Reports on Form 8-K

The registrant filed current reports on Form 8-K and Form 8-K/A, each dated August 24, 2004, reporting under Item 2.02 thereof its issuance of a press release announcing the results of operations for its first quarter ending July 31, 2004.

     The registrant filed current reports on Form 8-K and Form 8-K/A, each dated September 9, 2004, reporting under Item 1.01 and/or Item 5.02 thereof its appointment of a Chief Financial Officer.

     The registrant filed a current report on Form 8-K dated October 18, 2004, reporting under Items 5.02 and 9.01 thereof its issuance of a press release announcing the election of a new member to its Board of Directors.

     The registrant filed a current report on Form 8-K dated October 21, 2004, reporting under Items 1.01, 8.01 and 9.01 thereof its entry into an underwriting agreement in connection with its debt offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

(Registrant)

DATE 12/8/04	BY	/s/ Mark A. Ernst

Mark A. Ernst
Chairman of the Board, President
and Chief Executive Officer

DATE 12/8/04	BY	/s/ William L. Trubeck

William L. Trubeck
Executive Vice President and
Chief Financial Officer