Form 10-Q
period 2005-01-31
H&R BLOCK INC
filed 2005-03-09
CIK 12659

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on February 28, 2005 was 165,256,051 shares.

Form 10-Q for the Period Ended January 31, 2005

CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in thousands, except share amounts

	January 31,	April 30,
	2005	2004

	(Unaudited)
ASSETS

Cash and cash equivalents	$576,146	$1,071,676
Cash and cash equivalents – restricted	535,318	545,428
Receivables from customers, brokers, dealers and clearing organizations, net	623,225	625,076
Receivables, net	1,461,097	347,910
Prepaid expenses and other current assets	425,400	371,209

Total current assets	3,621,186	2,961,299

Residual interests in securitizations – available-for-sale	253,531	210,973
Beneficial interest in Trusts – trading	131,885	137,757
Mortgage servicing rights	147,511	113,821
Property and equipment, at cost less accumulated depreciation and amortization of $642,536 and $579,535	327,385	279,220
Intangible assets, net	295,260	325,829
Goodwill, net	975,850	959,418
Other assets	388,513	391,709

Total assets	$6,141,121	$5,380,026

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Commercial paper	$1,528,882	$—
Current portion of long-term debt	25,575	275,669
Accounts payable to customers, brokers and dealers	1,035,228	1,065,793
Accounts payable, accrued expenses and other current liabilities	503,623	456,167
Accrued salaries, wages and payroll taxes	230,251	268,747
Accrued income taxes	78,796	405,667

Total current liabilities	3,402,355	2,472,043

Long-term debt	928,529	545,811
Other noncurrent liabilities	361,587	465,163

Total liabilities	4,692,471	3,483,017

Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, 217,945,398 shares issued at January 31, 2005 and April 30, 2004	2,179	2,179
Additional paid-in capital	581,748	545,065
Accumulated other comprehensive income	97,625	57,953
Retained earnings	2,670,356	2,781,368
Less cost of 52,864,620 and 44,849,128 shares of common stock in treasury	(1,903,258)	(1,489,556)

Total stockholders’ equity	1,448,650	1,897,009

Total liabilities and stockholders’ equity	$6,141,121	$5,380,026

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited, amounts in thousands, except per share amounts

	Three months ended		Nine months ended
	January 31,		January 31,

	2005	2004	2005	2004

Revenues:
Service revenues	$656,871	$572,862	$1,195,353	$1,053,056
Gains on sales of mortgage assets, net	198,302	212,249	564,950	672,204
Interest income	46,599	59,328	129,192	149,831
Other	130,235	118,391	164,478	151,995

	1,032,007	962,830	2,053,973	2,027,086

Operating expenses:
Cost of services	509,104	454,342	1,124,894	991,587
Interest	24,927	21,361	65,080	64,457
Selling, general and administrative	366,025	312,623	894,054	763,434

	900,056	788,326	2,084,028	1,819,478

Operating income (loss)	131,951	174,504	(30,055)	207,608
Other income, net	19,732	1,616	23,250	4,475

Income (loss) before taxes	151,683	176,120	(6,805)	212,083
Income taxes (benefit)	59,991	69,394	(2,215)	83,462

Net income (loss) before cumulative effect of change in accounting principle	91,692	106,726	(4,590)	128,621

Cumulative effect of change in accounting principle for multiple deliverable revenue arrangements, less tax benefit of $4,031	—	—	—	(6,359)

Net income (loss)	$91,692	$106,726	$(4,590)	$122,262

Basic earnings (loss) per share:
Before change in accounting principle	$.56	$.60	$(.03)	$.72
Cumulative effect of change in accounting principle	—	—	—	(.03)

Net income (loss)	$.56	$.60	$(.03)	$.69

Diluted earnings (loss) per share:
Before change in accounting principle	$.55	$.59	$(.03)	$.71
Cumulative effect of change in accounting principle	—	—	—	(.04)

Net income (loss)	$.55	$.59	$(.03)	$.67

Dividends per share	$.22	$.20	$.64	$.58

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, amounts in thousands

Nine months ended January 31,	2005	2004

Cash flows from operating activities:
Net income (loss)	$(4,590)	$122,262
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	122,305	122,497
Accretion of residual interests in securitizations	(86,618)	(118,389)
Impairments of residual interests in securitizations	8,304	26,048
Additions to trading securities – residual interests in securitizations	(115,213)	(251,585)
Proceeds from net interest margin transactions, net	98,743	197,417
Additions to mortgage servicing rights	(94,569)	(64,265)
Amortization of mortgage servicing rights	60,879	57,334
Net change in beneficial interest in Trusts	5,872	(5,406)
Other, net of acquisitions	(1,580,364)	(1,087,553)

Net cash used in operating activities	(1,585,251)	(1,001,640)

Cash flows from investing activities:
Cash received from residual interests in securitizations	100,344	127,997
Purchases of property and equipment, net	(137,483)	(81,178)
Payments made for business acquisitions, net of cash acquired	(26,348)	(280,280)
Other, net	15,207	36,052

Net cash used in investing activities	(48,280)	(197,409)

Cash flows from financing activities:
Repayments of commercial paper	(2,348,966)	(1,022,716)
Proceeds from issuance of commercial paper	3,877,848	2,433,893
Repayments of Senior Notes	(250,000)	—
Proceeds from issuance of Senior Notes, net	395,221	—
Proceeds from securitization financing	—	50,100
Repayments of securitization financing	—	(50,100)
Payments on acquisition debt	(19,462)	(50,820)
Dividends paid	(106,422)	(103,538)
Acquisition of treasury shares	(529,852)	(371,242)
Proceeds from issuance of common stock	119,892	111,155
Other, net	(258)	(1,947)

Net cash provided by financing activities	1,138,001	994,785

Net decrease in cash and cash equivalents	(495,530)	(204,264)
Cash and cash equivalents at beginning of the period	1,071,676	875,353

Cash and cash equivalents at end of the period	$576,146	$671,089

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2005, the condensed consolidated income statements for the three and nine months ended January 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine months ended January 31, 2005 and 2004 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2005 and for all periods presented have been made.

     “H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Most notably, we reclassified $57.6 million and $125.9 million previously reported as interest income to gains on sales of mortgage assets for the three and nine months ended January 31, 2004, respectively. These reclassifications had no effect on our results of operations or stockholders’ equity as previously reported.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2004 Annual Report to Shareholders on Form 10-K and our October 31, 2004 and July 31, 2004 Forms 10-Q.

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

Basic earnings (loss) per share is computed using the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings (loss) per share except in those periods with a loss. The computations of basic and diluted earnings (loss) per share are as follows:

	(in 000s, except per share amounts)

	Three months ended		Nine months ended
	January 31,		January 31,

	2005	2004	2005	2004

Net income (loss) before change in accounting principle	$91,692	$106,726	$(4,590)	$128,621

Basic weighted average common shares	164,520	176,732	165,948	177,964
Potential dilutive shares from stock options and restricted stock	2,917	4,251	—	3,516
Convertible preferred stock	1	1	—	1

Dilutive weighted average common shares	167,438	180,984	165,948	181,481

Earnings (loss) per share before change in accounting principle:
Basic	$.56	$.60	$(.03)	$.72
Diluted	.55	.59	(.03)	.71

     Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 15.2 million shares of stock for the nine months ended January 31, 2005, as the effect would be antidilutive due to the net loss recorded during the period. Diluted earnings per share for the three months ended January 31, 2005 and the three and nine months ended January 31, 2004 excludes the impact of 0.3 million, 283 and 3.7 million shares, respectively, issuable upon the exercise of stock options, as the effect would be antidilutive due to the options’ exercise prices being greater than the average market price of the common shares during the period.

The weighted average shares outstanding for the three and nine months ended January 31, 2005 decreased to 164.5 million and 165.9 million, respectively, from 176.7 million and 178.0 million last year, respectively, primarily due to our purchases of treasury shares. The effect of these purchases was partially offset by the issuance of treasury shares related to our stock-based compensation plans.

     During the nine months ended January 31, 2005 and 2004, we issued 3.3 million shares and 3.8 million shares, respectively, of common stock pursuant to the exercise of stock options, employee stock purchases and awards of restricted shares, in accordance with our stock-based compensation plans.

     During the nine months ended January 31, 2005, we acquired 11.3 million shares of our common stock, of which 11.2 million shares were purchased from third parties with the remaining shares swapped or surrendered to us, at an aggregate cost of $529.9 million. During the nine months ended January 31, 2004, we acquired 7.8 million shares of our common stock from third parties at an aggregate cost of $371.2 million.

3.	Receivables

Receivables consist of the following:

	(in 000s)

	January 31, 2005	January 31, 2004	April 30, 2004

Participation in refund anticipation loans (RALs)	$829,325	$562,974	$49,047
Business Services accounts receivable	175,140	153,322	145,231
Mortgage loans held for sale	128,607	113,388	64,136
Receivables for tax-related fees	108,331	79,287	4,900
Loans to franchisees	52,712	46,729	35,872
Royalties from franchisees	46,900	39,898	725
Software receivables	26,420	25,995	20,882
Other	126,643	111,801	80,535

	1,494,078	1,133,394	401,328
Allowance for doubtful accounts	(21,336)	(23,903)	(38,266)
Lower of cost or market adjustment – mortgage loans	(11,645)	(16,440)	(15,152)

	$1,461,097	$1,093,051	$347,910

4.	Mortgage Banking Activities

Activity related to available-for-sale residual interests in securitizations consists of the following:

	(in 000s)

Nine months ended January 31,	2005	2004

Balance, beginning of period	$210,973	$264,337
Additions from net interest margin (NIM) transactions	16,470	1,604
Cash received	(100,344)	(127,997)
Cash received from sale of previously securitized residuals	—	(17,000)
Accretion	86,618	118,389
Impairments of fair value	(8,304)	(26,048)
Other	(4)	(5,875)
Changes in unrealized holding gains arising during the period, net	48,122	26,441

Balance, end of period	$253,531	$233,851

     We sold $21.7 billion and $16.9 billion of mortgage loans in whole loan sales to warehouse trusts (Trusts) or other buyers during the nine months ended January 31, 2005 and 2004, respectively, with gains totaling $544.4 million and $685.5 million, respectively, recorded on these sales.

     Trading residual interests valued at $115.2 million and $199.0 million were securitized in NIM transactions during the nine months ended January 31, 2005 and 2004, respectively, with net cash proceeds of $98.7 million and $197.4 million received, respectively. In the prior year, additional residual interests were sold and cash proceeds of $50.1 million were received as a result of a secured financing (on-balance sheet securitization). During the third quarter of last year, the NIM trust was terminated and the related residual interests were subsequently securitized in a NIM transaction with a qualifying special purpose entity (QSPE). Total net additions to residual interests from NIM transactions for the nine months ended January 31, 2005 and 2004 were $16.5 million and $1.6 million, respectively.

     Cash flows of $100.3 million and $128.0 million were received from the securitization trusts for the nine months ended January 31, 2005 and 2004, respectively. Cash received on residual interests is included in investing activities in the condensed consolidated statements of cash flows.

     Aggregate net unrealized gains on residual interests, which had not yet been accreted into income, totaled $160.4 million at January 31, 2005 and $112.5 million at April 30, 2004. These unrealized gains are recorded net of deferred taxes in other comprehensive income, and may be recognized in income in future periods either through accretion or upon further securitization or sale of the related residual interest.

     Activity related to mortgage servicing rights (MSRs) consists of the following:

	(in 000s)

Nine months ended January 31,	2005	2004

Balance, beginning of period	$113,821	$99,265
Additions	94,569	64,265
Amortization	(60,879)	(57,334)

Balance, end of period	$147,511	$106,196

     Estimated amortization of MSRs for fiscal years 2005 through 2009 is $84.6 million, $70.2 million, $35.4 million, $13.8 million and $3.6 million, respectively.

     The key assumptions we used to estimate the cash flows and values of the residual interests initially recorded during the three months ended January 31, 2005 and 2004 are as follows:

	January 31, 2005	January 31, 2004

Estimated credit losses	2.42%	4.72%
Discount rate	25%	21%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at closing

     The key assumptions we used to estimate the cash flows and values of the residual interests and MSRs at January 31, 2005 and April 30, 2004 are as follows:

	January 31, 2005	April 30, 2004

Estimated credit losses – residual interests	3.08%	4.16%
Discount rate – residual interests	20.37%	19.09%
Discount rate – MSRs	12.80%	12.80%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at valuation date

     We originate both adjustable and fixed rate mortgage loans. A key assumption used to estimate the cash flows and values of the residual interests is average annualized prepayment speeds. Prepayment speeds include voluntary prepayments, involuntary prepayments and scheduled principal payments. For adjustable rate mortgages with prepayment penalties, we use an average prepayment rate of 29% in the months prior to the rate reset date, which increases to 74% in the three months immediately following the rate reset date, then subsequently declines to 50% over the remaining life of the loans. For adjustable rate mortgages without prepayment penalties, we use an average prepayment rate of 37% in the months prior to the rate reset date, which increases to 56% in the three months immediately following the rate reset date, then subsequently declines to 46% over the remaining life of the loans.

     For fixed rate mortgages with prepayment penalties, we use an average prepayment rate of 30% during the months prior to the expiration of the prepayment penalties, which increases to 44% in the three months immediately following the expiration date, and remains constant at 45% over the remaining life of the loans. For fixed rate mortgages without prepayment penalties, we use an average prepayment rate of 35% over the life of the loans. Prepayment rate is projected based on actual paydown including voluntary, involuntary and scheduled principal payments.

     Expected static pool credit losses are as follows:

	Mortgage Loans Securitized in Fiscal Year

	Prior to 2002	2002	2003	2004	2005

As of:
April 30, 2004	4.46%	3.58%	4.35%	3.92%	—
July 31, 2004	4.58%	2.96%	2.47%	2.59%	—
October 31, 2004	4.54%	2.96%	2.30%	2.62%	3.08%
January 31, 2005	4.54%	2.57%	2.10%	2.42%	2.73%

     Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets outstanding at January 31, 2005, October 31, 2004, July 31, 2004 and April 30, 2004.

     At January 31, 2005, the sensitivities of the current fair value of the residual interests and MSRs to 10% and 20% adverse changes in the above key assumptions are as follows:

	(dollars in 000s)

	Residential Mortgage Loans

	NIM	Beneficial Interest	Servicing
	Residuals	in Trusts	Asset

Carrying amount/fair value	$253,531	$131,885	$147,511
Weighted average remaining life (in years)	1.2	2.3	1.2

Prepayments (including defaults):
Adverse 10% – $impact on fair value	$62	$(10,323)	$(21,253)
Adverse 20% – $impact on fair value	6,717	(16,485)	(37,045)

Credit losses:
Adverse 10% – $impact on fair value	$(35,301)	$(5,418)	Not applicable
Adverse 20% – $impact on fair value	(69,779)	(10,830)	Not applicable

Discount rate:
Adverse 10% – $impact on fair value	$(5,600)	$(3,084)	$(1,919)
Adverse 20% – $impact on fair value	(10,946)	(8,827)	(3,795)

Variable interest rates (LIBOR forward curve):
Adverse 10% – $impact on fair value	$(7,802)	$(25,547)	Not applicable
Adverse 20% – $impact on fair value	(15,295)	(51,073)	Not applicable

     These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in this table, the effect of a variation of a particular assumption on the fair value is calculated without changing any other assumptions. It is likely that changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

     Mortgage loans that have been securitized at January 31, 2005 and April 30, 2004, past due sixty days or more and the related credit losses incurred are presented below:

	(in 000s)

	Total Principal		Principal Amount of
	Amount of Loans		Loans 60 Days or		Credit Losses
	Outstanding		More Past Due		(net of recoveries)

	January 31,	April 30,	January 31,	April 30,	Three months ended
	2005	2004	2005	2004	January 31, 2005	April 30, 2004

Securitized mortgage loans	$11,863,950	$15,732,953	$1,190,385	$1,286,069	$110,374	$46,606
Mortgage loans in warehouse Trusts	5,243,654	3,244,141	—	—	—	—

Total loans	$17,107,604	$18,977,094	$1,190,385	$1,286,069	$110,374	$46,606

5.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended January 31, 2005, consist of the following:

	(in 000s)

	April 30, 2004	Additions	Other	January 31, 2005

Tax Services	$350,044	$9,512	$557	$360,113
Mortgage Services	152,467	—	—	152,467
Business Services	311,175	6,365	(2)	317,538
Investment Services	145,732	—	—	145,732

Total goodwill	$959,418	$15,877	$555	$975,850

     We test goodwill for impairment annually at the beginning of our fourth quarter, or more frequently if events occur indicating it is more likely than not the fair value of a reporting unit’s net assets has been reduced below its carrying value. No such impairment or events indicating impairment were identified within any of our segments during the nine months ended January 31, 2005. Our evaluation of impairment is dependent upon various assumptions, including assumptions regarding projected operating results and cash flows of reporting units. Actual results could differ materially from our projections and those differences could alter our conclusions regarding the fair value of a reporting unit and its goodwill.

     Intangible assets consist of the following:

	(in 000s)

		January 31, 2005			April 30, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$23,717	$(5,998)	$17,719	$19,011	$(3,377)	$15,634
Noncompete agreements	17,677	(10,098)	7,579	17,364	(5,724)	11,640
Business Services:
Customer relationships	125,780	(65,572)	60,208	121,229	(56,313)	64,916
Noncompete agreements	27,515	(10,619)	16,896	27,424	(8,670)	18,754
Trade name – amortizing	1,450	(978)	472	1,450	(926)	524
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769
Investment Services:
Customer relationships	293,000	(151,383)	141,617	293,000	(129,408)	163,592

Total intangible assets	$544,776	$(249,516)	$295,260	$535,115	$(209,286)	$325,829

     Amortization of intangible assets for the three and nine months ended January 31, 2005 was $13.6 million and $40.4 million, respectively. Amortization of intangible assets for the three and nine months ended January 31, 2004 was $15.3 million and $39.3 million, respectively. Estimated amortization of intangible assets for fiscal years 2005 through 2009 is $54.8 million, $53.3 million, $44.2 million, $42.3 million and $40.9 million, respectively.

     The goodwill and intangible assets previously included in the Corporate segment as of April 30, 2004 have been reclassified to the Tax Services segment.

6.	Derivative Instruments

A summary of our derivative instruments as of January 31, 2005 and April 30, 2004, and gains or losses incurred during the three and nine months ended January 31, 2005 and 2004 follows. We enter into derivative instruments to reduce risks relating to mortgage loans we originate and sell, and therefore all gains or losses are included in gains on sales of mortgage assets, net in the condensed consolidated income statements.

	(in 000s)

	Asset (Liability) Balance at		Gain (Loss) in the Three		Gain (Loss) in the Nine
	January 31,	April 30,	Months Ended January 31,		Months Ended January 31,
	2005	2004	2005	2004	2005	2004

Interest rate swaps	$1,752	$—	$31,039	$(2,703)	$28,934	$(2,703)
Rate-lock equivalents	455	(1,386)	141	(4,525)	1,841	(3,911)
Prime short sales	(319)	2,080	(424)	(496)	(1,949)	2,317

	$1,888	$694	$30,756	$(7,724)	$28,826	$(4,297)

     We use interest rate swaps and forward loan sale commitments to reduce interest rate risk associated with non-prime loans. We generally enter into interest rate swap arrangements related to existing loan applications with rate-lock commitments and, beginning at the end of our second quarter, for rate-lock commitments we expect to make in the next 30 days. Interest rate swaps represent an agreement to exchange interest rate payments, effectively converting our fixed financing costs into a floating rate. These contracts increase in value as rates rise and decrease in value as rates fall.

     Forward loan sale commitments for non-prime loans are not considered derivative instruments and are therefore not recorded in our financial statements. The notional value and the contract value of the forward commitments at January 31, 2005 were $4.0 billion and $4.1 billion, respectively. Most of our forward commitments give us the option to under- or over-deliver by five to ten percent.

     In the normal course of business, we enter into commitments with our customers to fund prime mortgage loans for specified periods of time at “locked-in” interest rates. These derivative instruments represent commitments (rate-lock equivalents) to fund prime loans. We adopted SEC Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” as of March 31, 2004. Upon adoption, we no longer record an asset at the time we enter into the commitments to fund non-prime mortgage loans.

     We sell short FNMA, FHLMC and GNMA mortgage-backed securities to reduce our risk related to our commitments to fund fixed-rate prime loans. The position on certain or all of the fixed-rate mortgage loans is closed approximately 10-15 days prior to standard Public Securities Association (PSA) settlement dates.

7.	Long-Term Debt

In August 2004 we filed an additional shelf registration statement with the SEC for up to $1.0 billion in debt securities. On October 26, 2004, we issued $400.0 million of 5.125% Senior Notes under shelf registration statements. The Senior Notes are due on October 30, 2014, and are not redeemable by the bondholders prior to maturity. The proceeds from the notes were used to repay our $250.0 million in 6 3/4% Senior Notes, which were due on November 1, 2004. The remaining proceeds were used for working capital, capital expenditures, repayment of other debt and other general corporate purposes.

8.	Comprehensive Income

The components of comprehensive income are:

	(in 000s)

	Three months ended		Nine months ended
	January 31,		January 31,

	2005	2004	2005	2004

Net income (loss)	$91,692	$106,726	$(4,590)	$122,262
Change in unrealized gain on marketable securities, net	(3,881)	(8,356)	29,714	5,680
Change in foreign currency translation adjustments	1,917	2,319	9,958	14,049

Comprehensive income	$89,728	$100,689	$35,082	$141,991

9.	Stock-Based Compensation

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

	(in 000s, except per share amounts)

	Three months ended		Nine months ended
	January 31,		January 31,

	2005	2004	2005	2004

Net income (loss) as reported	$91,692	$106,726	$(4,590)	$122,262
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	8,918	4,733	17,260	7,530
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(11,599)	(7,132)	(25,304)	(17,763)

Pro forma net income (loss)	$89,011	$104,327	$(12,634)	$112,029

Basic earnings (loss) per share:
As reported	$.56	$.60	$(.03)	$.69
Pro forma	.54	.59	(.08)	.63
Diluted earnings (loss) per share:
As reported	$.55	$.59	$(.03)	$.67
Pro forma	.53	.58	(.08)	.62

10.	Supplemental Cash Flow Information

During the nine months ended January 31, 2005, we paid $406.6 million and $53.6 million for income taxes and interest, respectively. During the nine months ended January 31, 2004, we paid $245.4 million and $57.5 million for income taxes and interest, respectively.

     The following transactions were treated as non-cash investing activities in the condensed consolidated statement of cash flows:

	(in 000s)

Nine months ended January 31,	2005	2004

Residual interest mark-to-market	$98,713	$24,731
Additions to residual interests	16,470	1,604

11.	Commitments and Contingencies

We maintain unsecured committed lines of credit (CLOCs) to support our commercial paper program and for general corporate purposes. During the second quarter, we replaced our $2.0 billion CLOC with two CLOCs. The two CLOCs are from a consortium of thirty-one banks. The first $1.0 billion CLOC is subject to annual renewal in August 2005, has a one-year term-out provision with a maturity date in August 2006 and has an annual facility fee of ten basis points per annum. The second $1.0 billion CLOC has a maturity date of August 2009 and has an annual facility fee of twelve basis points per annum. We obtained an additional $750.0 million line of credit for the period of January 26 to February 25, 2005 to back-up peak commercial paper issuance or use as an alternate source of funding for RAL participations. These lines are subject to various affirmative and negative covenants, including a minimum net worth covenant. These CLOCs were undrawn at January 31, 2005.

     We offer guarantees under our Peace of Mind (POM) program to tax clients whereby we will assume the cost of additional taxes attributable to tax return preparation errors for which we are responsible. In August 2003, we adopted Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 impacts revenue and expense recognition related to tax preparation in our premium tax offices where POM guarantees are included in the price of a completed tax return. Prior to the adoption of EITF 00-21, revenues and expenses related to POM guarantees at premium offices were recorded in the same period as tax preparation revenues. Beginning May 1, 2003, revenues and direct expenses related to POM guarantees are now initially deferred and recognized over the guarantee period based upon historic and actual payment of claims. As a result of the adoption of EITF 00-21, we recorded a cumulative effect of a change in accounting principle of $6.4 million, net of a tax benefit of $4.0 million, as of May 1, 2003. Changes in the deferred revenue liability are as follows:

	(in 000s)

Nine months ended January 31,	2005	2004

Balance, beginning of period	$123,048	$49,280
Amounts deferred for new guarantees issued	19,925	19,098
Revenue recognized on previous deferrals	(52,295)	(47,273)
Adjustment resulting from change in accounting principle	—	61,487

Balance, end of period	$90,678	$82,592

     We have commitments to fund mortgage loans to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments to fund loans amounted to $3.2 billion and $2.6 billion at January 31, 2005 and April 30, 2004, respectively. External market forces impact the probability of commitments being exercised, and therefore, total commitments outstanding do not necessarily represent future cash requirements.

     We have entered into whole loan sale agreements with investors in the normal course of business, which include standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require us to repurchase loans previously sold. A liability has been established related to the potential loss on repurchase of loans previously sold of $36.9 million and $25.2 million at January 31, 2005 and April 30, 2004, respectively, based on historical experience. Repurchased loans are normally sold in subsequent sale transactions.

     Option One Mortgage Corporation provides a guarantee up to a maximum amount equal to approximately 10% of the aggregate principal balance of mortgage loans held by the Trusts before ultimate disposition of the loans. This guarantee would be called upon in the event adequate proceeds were not available from the sale of the mortgage loans to satisfy the payment obligations of the Trusts. No losses have been sustained on this commitment since its inception. The total principal amount of Trust obligations outstanding as of January 31, 2005 and April 30, 2004 was $5.3 billion and $3.2 billion, respectively. The fair value of mortgage loans held by the Trusts as of January 31, 2005 and April 30, 2004 was $5.4 billion and $3.3 billion, respectively.

     We have various contingent purchase price obligations in connection with prior acquisitions. In many cases, contingent payments to be made in connection with these acquisitions are not subject to a stated limit. We estimate the potential payments (undiscounted) total approximately $5.6 million and $7.8 million as of January 31, 2005 and April 30, 2004, respectively. Our estimate is based on current financial conditions. Should actual results differ materially from our assumptions, the potential payments will differ from the above estimate. Such payments, if and when paid, would be recorded as additional cost of the acquired business, generally goodwill.

     We have contractual commitments to fund certain franchises requesting draws on Franchise Equity Lines of Credit (FELCs). Our commitment to fund FELCs as of January 31, 2005 and April 30, 2004 totaled $69.1 million and $27.0 million, respectively. We have a receivable of $52.7 million and $35.9 million, which represents the amounts drawn on the FELCs, as of January 31, 2005 and April 30, 2004, respectively.

     We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees, including obligations to protect counter parties from losses arising from the following: (a) tax, legal and other risks related to the purchase or disposition of businesses; (b) penalties and interest assessed by Federal and state taxing authorities in connection with tax returns prepared for clients; (c) indemnification of our directors and officers; and (d) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance that such claims will not be successfully asserted, we believe the fair value of these guarantees and indemnifications is not material as of January 31, 2005.

12.	Litigation Commitments and Contingencies

We have been involved in a number of class actions and putative class action cases since 1990 regarding our RAL programs. These cases are based on a variety of legal theories and allegations. These theories and allegations include, among others, that (i) we improperly did not disclose license fees we received from RAL lending banks for RALs they make to our clients, (ii) we owe and breached a fiduciary duty to our clients, and (iii) the RAL program violates laws such as state credit service organization laws and the federal Racketeer Influenced and Corrupt Organizations (RICO) Act. Although we have successfully defended many RAL cases, we incurred a substantial pretax expense in fiscal year 2003 in connection with the settlement of one RAL case. Several of the RAL cases are still pending and the amounts claimed in some of them are very substantial. We cannot estimate the range of possible loss relating to the RAL cases in light of various legal uncertainties. However, it is reasonably possible that the ultimate cost of this litigation could be substantial. We intend to continue defending the RAL cases vigorously, although there are no assurances as to their outcome.

     We are also parties to claims and lawsuits pertaining to our electronic tax return filing services and our POM guarantee program associated with income tax preparation services. These claims and lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. We intend to continue defending these cases vigorously, although there are no assurances as to their outcome.

     In addition to the aforementioned types of cases, we are parties to claims and lawsuits that we consider to be ordinary, routine disputes incidental to our business (Other Claims and Lawsuits), including claims and lawsuits concerning the preparation of customers’ income tax returns, the fees charged customers for various services, investment products, relationships with franchisees, contract disputes and civil actions, arbitrations, regulatory inquiries and class actions arising out of our business as a broker-dealer and as a servicer of mortgage loans. We believe we have meritorious defenses to each of the Other Claims and Lawsuits and we are defending, or intend to defend, them vigorously. While we cannot provide assurance that we will ultimately prevail in each instance, we believe that amounts, if any, required to be paid by us in the discharge of liabilities or settlements pertaining to Other Claims and Lawsuits will not have a material adverse effect on our consolidated financial statements. Regardless of outcome, claims and litigation can adversely affect us due to defense costs, diversion of management and publicity related to such matters.

     It is our policy to accrue for amounts related to legal matters if it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Many of the various legal proceedings are covered in whole, or in part, by insurance. Any receivable for insurance recoveries is recorded separate from the corresponding litigation reserve, and only if recovery is determined to be probable. Receivables for insurance recoveries at January 31, 2005 were immaterial.

13.	Segment Information

Information concerning our operations by reportable operating segment is as follows:

	(in 000s)

	Three months ended January 31,		Nine months ended January 31,

	2005	2004	2005	2004

Revenues:
Tax Services	$531,086	$474,495	$655,639	$586,760
Mortgage Services	304,643	317,599	854,410	950,361
Business Services	132,872	112,293	371,021	319,816
Investment Services	62,104	57,753	169,446	167,443
Corporate	1,302	690	3,457	2,706

	$1,032,007	$962,830	$2,053,973	$2,027,086

Pretax income (loss):
Tax Services	$64,337	$61,827	$(182,624)	$(168,136)
Mortgage Services	111,681	154,476	311,421	502,331
Business Services	5,936	1,955	(9,048)	(7,456)
Investment Services	(18,312)	(12,811)	(61,149)	(41,904)
Corporate	(11,959)	(29,327)	(65,405)	(72,752)

Income (loss) before taxes	$151,683	$176,120	$(6,805)	$212,083

     Our international operations contributed $12.5 million and $40.6 million in revenues for the three and nine months ended January 31, 2005, respectively, and $8.3 million and $14.7 million in pretax losses, respectively. Our international operations contributed $10.8 million and $35.4 million in revenues for the three and nine months ended January 31, 2004, respectively, and $6.4 million and $12.3 million in pretax losses, respectively. The previously reported International Tax Operations segment has been aggregated with U.S. Tax Operations in the Tax Services segment, and prior year results have been restated to reflect this change.

     The pretax loss from our Corporate segment for the three and nine months ended January 31, 2005 includes a non-operating gain of $16.7 million, or $0.06 per diluted share, resulting from a legal recovery.

14.	New Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) was issued. SFAS 123R revises the original SFAS 123 on stock-based compensation primarily by requiring all entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Compensation expense must be recognized for the unvested portions of all awards outstanding as of the date of adoption. The provisions of this standard are effective as of the beginning of our second quarter of fiscal year 2006. We are currently evaluating what effect the adoption of SFAS 123R will have on our consolidated financial statements.

     In October 2004, the American Jobs Creation Act (the Act) was signed into law. The Act introduces a one-time deduction for dividends received from the repatriation of certain foreign earnings, provided certain criteria are met. We have begun our evaluation of the effects of the Act, but do not expect to be able to complete this evaluation until additional clarifying language on key elements of the Act are issued. As of January 31, 2005, we have not provided deferred taxes on foreign earnings because we intended to indefinitely reinvest such earnings outside the United States. Whether we will ultimately take advantage of this provision depends on our review of the Act and any additional guidance provided and we are therefore currently uncertain as to the impact, if any, this matter will have on our consolidated financial statements, and are unable to estimate the amount of earnings we may repatriate.

Exposure Draft – Amendment of SFAS 140

The Financial Accounting Standards Board (FASB) intends to reissue the exposure draft, “Qualifying Special Purpose Entities and Isolation of Transferred Assets, an Amendment of FASB Statement No. 140,” during the third quarter of calendar year 2005. The purpose of the proposal is to provide more specific guidance on the accounting for transfers of financial assets to a QSPE.

     Provisions in the first exposure draft, as well as tentative decisions reached by the FASB during its deliberations, may require us to consolidate our current QSPEs (the Trusts) established in our Mortgage Services segment. As of January 31, 2005, the Trusts had both assets and liabilities of $5.3 billion. The provisions of the exposure draft are subject to FASB due process and are subject to change. We will continue to monitor the status of the exposure draft, and consider changes, if any, to current structures as a result of the proposed rules.

15. Condensed Consolidating Financial Statements

Block Financial Corporation (BFC) is an indirect, wholly owned consolidated subsidiary of the Company. BFC is the Issuer and the Company is the Guarantor of the Senior Notes issued on October 21, 1997, April 13, 2000 and October 26, 2004. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholder’s equity and other intercompany balances and transactions. The income statement for the three and nine months ended January 31, 2004 and statement of cash flows for the nine months ended January 31, 2004 and balance sheet as of April 30, 2004 have been adjusted to reflect intercompany royalties between BFC and other subsidiaries. These adjustments have no effect on H&R Block, Inc. (Guarantor) or Consolidated H&R Block.

Condensed Consolidating Income Statements

					(in 000s)

	Three months ended January 31, 2005
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Total revenues	$—	$442,279	$593,396	$(3,668)	$1,032,007

Cost of services	—	104,532	404,641	(69)	509,104
Other	—	218,724	175,827	(3,599)	390,952

Total expenses	—	323,256	580,468	(3,668)	900,056

Operating income	—	119,023	12,928	—	131,951
Other income, net	151,683	16,694	3,038	(151,683)	19,732

Income before taxes	151,683	135,717	15,966	(151,683)	151,683
Income taxes	59,991	55,491	4,500	(59,991)	59,991

Net income	$91,692	$80,226	$11,466	$(91,692)	$91,692

	Three months ended January 31, 2004
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Total revenues	$—	$443,546	$523,660	$(4,376)	$962,830

Cost of services	—	96,911	357,669	(238)	454,342
Other	—	200,534	137,698	(4,248)	333,984

Total expenses	—	297,445	495,367	(4,486)	788,326

Operating income	—	146,101	28,293	110	174,504
Other income, net	176,120	—	1,616	(176,120)	1,616

Income before taxes	176,120	146,101	29,909	(176,010)	176,120
Income taxes	69,394	59,261	10,089	(69,350)	69,394

Net income	$106,726	$86,840	$19,820	$(106,660)	$106,726

	Nine months ended January 31, 2005
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Total revenues	$—	$1,105,209	$959,051	$(10,287)	$2,053,973

Cost of services	—	293,809	831,045	40	1,124,894
Other	—	573,196	396,265	(10,327)	959,134

Total expenses	—	867,005	1,227,310	(10,287)	2,084,028

Operating income (loss)	—	238,204	(268,259)	—	(30,055)
Other income, net	(6,805)	16,694	6,556	6,805	23,250

Income (loss) before taxes	(6,805)	254,898	(261,703)	6,805	(6,805)
Income taxes (benefit)	(2,215)	107,051	(109,266)	2,215	(2,215)

Net income (loss)	$(4,590)	$147,847	$(152,437)	$4,590	$(4,590)

	Nine months ended January 31, 2004
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Total revenues	$—	$1,194,867	$841,811	$(9,592)	$2,027,086

Cost of services	—	265,432	726,826	(671)	991,587
Other	—	519,694	317,557	(9,360)	827,891

Total expenses	—	785,126	1,044,383	(10,031)	1,819,478

Operating income (loss)	—	409,741	(202,572)	439	207,608
Other income, net	212,083	—	4,475	(212,083)	4,475

Income (loss) before taxes	212,083	409,741	(198,097)	(211,644)	212,083
Income taxes (benefit)	83,462	166,728	(83,439)	(83,289)	83,462

Net income (loss) before change in accounting	128,621	243,013	(114,658)	(128,355)	128,621
Cumulative effect of change in accounting	(6,359)	—	(6,359)	6,359	(6,359)

Net income (loss)	$122,262	$243,013	$(121,017)	$(121,996)	$122,262

Condensed Consolidating Balance Sheets

					(in 000s)

	January 31, 2005
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Cash & cash equivalents	$—	$138,602	$437,544	$—	$576,146
Cash & cash equivalents – restricted	—	520,000	15,318	—	535,318
Receivables from customers, brokers and dealers, net	—	623,225	—	—	623,225
Receivables, net	396	1,104,735	355,966	—	1,461,097
Intangible assets and goodwill, net	—	439,816	831,294	—	1,271,110
Investments in subsidiaries	4,335,074	210	428	(4,335,074)	638
Other assets	—	1,196,549	476,989	49	1,673,587

Total assets	$4,335,470	$4,023,137	$2,117,539	$(4,335,025)	$6,141,121

Commercial paper	$—	$1,508,784	$20,098	$—	$1,528,882
Accts. payable to customers, brokers and dealers	—	1,035,228	—	—	1,035,228
Long-term debt	—	896,382	32,147	—	928,529
Other liabilities	2	335,161	864,661	8	1,199,832
Net intercompany advances	2,886,818	(1,196,776)	(1,690,083)	41	—
Stockholders’ equity	1,448,650	1,444,358	2,890,716	(4,335,074)	1,448,650

Total liabilities and stockholders’ equity	$4,335,470	$4,023,137	$2,117,539	$(4,335,025)	$6,141,121

	April 30, 2004
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Cash & cash equivalents	$—	$132,076	$939,600	$—	$1,071,676
Cash & cash equivalents – restricted	—	532,201	13,227	—	545,428
Receivables from customers, brokers and dealers, net	—	625,076	—	—	625,076
Receivables, net	180	168,879	178,851	—	347,910
Intangible assets and goodwill, net	—	461,791	823,456	—	1,285,247
Investments in subsidiaries	4,291,693	205	297	(4,291,693)	502
Other assets	(145)	1,115,435	389,270	(373)	1,504,187

Total assets	$4,291,728	$3,035,663	$2,344,701	$(4,292,066)	$5,380,026

Accts. payable to customers, brokers and dealers	$—	$1,065,793	$—	$—	$1,065,793
Long-term debt	—	498,225	47,586	—	545,811
Other liabilities	15,879	509,151	1,345,822	561	1,871,413
Net intercompany advances	2,378,840	(304,432)	(2,073,847)	(561)	—
Stockholders’ equity	1,897,009	1,266,926	3,025,140	(4,292,066)	1,897,009

Total liabilities and stockholders’ equity	$4,291,728	$3,035,663	$2,344,701	$(4,292,066)	$5,380,026

Condensed Consolidating Statements of Cash Flows

					(in 000s)

	Nine months ended January 31, 2005
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Net cash provided by (used in) operating activities:	$16,683	$(828,974)	$(772,960)	$—	$(1,585,251)

Cash flows from investing:
Cash received on residuals	—	100,344	—	—	100,344
Purchase property & equipment	—	(26,355)	(111,128)	—	(137,483)
Payments for business acquisitions	—	—	(26,348)	—	(26,348)
Net intercompany advances	499,699	—	—	(499,699)	—
Other, net	—	(150)	15,357	—	15,207

Net cash provided by (used in) investing activities	499,699	73,839	(122,119)	(499,699)	(48,280)

Cash flows from financing:
Repayments of commercial paper	—	(2,348,966)	—	—	(2,348,966)
Proceeds from commercial paper	—	3,857,750	20,098	—	3,877,848
Repayment of long-term debt	—	(250,000)	—	—	(250,000)
Proceeds from long-term debt	—	395,221	—	—	395,221
Payments on acquisition debt	—	—	(19,462)	—	(19,462)
Dividends paid	(106,422)	—	—	—	(106,422)
Acquisition of treasury shares	(529,852)	—	—	—	(529,852)
Proceeds from common stock	119,892	—	—	—	119,892
Net intercompany advances	—	(892,344)	392,645	499,699	—
Other, net	—	—	(258)	—	(258)

Net cash provided by (used in) financing activities	(516,382)	761,661	393,023	499,699	1,138,001

Net increase (decrease) in cash	—	6,526	(502,056)	—	(495,530)
Cash – beginning of period	—	132,076	939,600	—	1,071,676

Cash – end of period	$—	$138,602	$437,544	$—	$576,146

	Nine months ended January 31, 2004
	H&R Block, Inc.	BFC	Other		Consolidated
	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Net cash provided by (used in) operating activities:	$30,336	$(635,888)	$(396,088)	$—	$(1,001,640)

Cash flows from investing:
Cash received on residuals	—	127,997	—	—	127,997
Purchase property & equipment	—	(28,037)	(53,141)	—	(81,178)
Payments for business acquisitions	—	—	(280,280)	—	(280,280)
Net intercompany advances	333,289	—	—	(333,289)	—
Other, net	—	40,474	(4,422)	—	36,052

Net cash provided by (used in) investing activities	333,289	140,434	(337,843)	(333,289)	(197,409)

Cash flows from financing:
Repayments of commercial paper	—	(1,022,716)	—	—	(1,022,716)
Proceeds from commercial paper	—	2,433,893	—	—	2,433,893
Payments on acquisition debt	—	—	(50,820)	—	(50,820)
Repayments of securitization financing	—	(50,100)	—	—	(50,100)
Proceeds from securitization financing	—	50,100	—	—	50,100
Dividends paid	(103,538)	—	—	—	(103,538)
Acquisition of treasury shares	(371,242)	—	—	—	(371,242)
Proceeds from issuance of common stock	111,155	—	—	—	111,155
Net intercompany advances	—	(938,167)	604,878	333,289	—
Other, net	—	—	(1,947)	—	(1,947)

Net cash provided by (used in) financing activities	(363,625)	473,010	552,111	333,289	994,785

Net decrease in cash	—	(22,444)	(181,820)	—	(204,264)
Cash – beginning of period	—	180,181	695,172	—	875,353

Cash – end of period	$—	$157,737	$513,352	$—	$671,089

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

     The analysis that follows should be read in conjunction with the tables below and the condensed consolidated income statements found on page 2.

Consolidated H&R Block, Inc. – Operating Results			(in 000s, except per share amounts)

	Three months ended January 31,		Nine months ended January 31,

	2005	2004	2005	2004

Revenues:
Tax Services	$531,086	$474,495	$655,639	$586,760
Mortgage Services	304,643	317,599	854,410	950,361
Business Services	132,872	112,293	371,021	319,816
Investment Services	62,104	57,753	169,446	167,443
Corporate	1,302	690	3,457	2,706

	$1,032,007	$962,830	$2,053,973	$2,027,086

Pretax income (loss):
Tax Services	$64,337	$61,827	$(182,624)	$(168,136)
Mortgage Services	111,681	154,476	311,421	502,331
Business Services	5,936	1,955	(9,048)	(7,456)
Investment Services	(18,312)	(12,811)	(61,149)	(41,904)
Corporate	(11,959)	(29,327)	(65,405)	(72,752)

	151,683	176,120	(6,805)	212,083
Income taxes (benefit)	59,991	69,394	(2,215)	83,462

Net income (loss) before change in accounting principle	91,692	106,726	(4,590)	128,621
Cumulative effect of change in accounting principle	—	—	—	(6,359)

Net income (loss)	$91,692	$106,726	$(4,590)	$122,262

Basic earnings (loss) per share	$.56	$.60	$(.03)	$.69

Diluted earnings (loss) per share	$.55	$.59	$(.03)	$.67

OVERVIEW

A summary of our results compared to the prior year is as follows:

•	Diluted earnings per share for the three months ended January 31, 2005 and 2004 was $0.55 and $0.59, respectively, and a loss of $0.03 and income of $0.67 for the respective nine-month periods. Results for the current quarter include a non-operating gain of $16.7 million, or $0.06 per diluted share, resulting from a legal recovery.

•	Tax Services’ pretax income increased $2.5 million, to $64.3 million for the quarter. For the nine months, the pretax loss increased $14.5 million to $182.6 million, primarily due to real estate expansion, which resulted in the opening of a net 939 new company-owned office locations.

•	Mortgage Services’ revenues and pretax income decreased $13.0 million and $42.8 million, respectively, for the three months ended January 31, 2005. Revenues and pretax income decreased $96.0 million and $190.9 million, for the respective nine-month periods. These declines are due to increased price competition and poorer execution in the secondary market, partially offset by increases in origination volumes of 56.8% and 27.7% for the three and nine months, respectively.

•	Business Services’ revenues increased $20.6 million and $51.2 million for the three and nine months ended January 31, 2005, respectively, primarily due to higher chargeable hours in our accounting, tax and consulting business. Chargeable hours increased primarily as a result of risk management services and business development initiatives. Pretax income increased $4.0 million for the current quarter primarily due to revenue growth. For the nine months ended January 31, 2005, the pretax loss increased $1.6 million primarily due to increased personnel recruiting and compensation costs and investments made in our emerging businesses.

•	Investment Services’ revenues increased $4.4 million and $2.0 million and the pretax loss increased $5.5 million and $19.2 million for the three and nine months, respectively. Declining results are primarily due to additional compensation and benefits from higher commission rates and financial incentives for new advisors coupled with increased legal expenses, partially offset by gains on the disposition of certain assets. In addition, a $6.0 million write-down of a branch office facility in the second quarter contributed to the increased loss during the nine months ended January 31, 2005.

TAX SERVICES

This segment primarily consists of our income tax preparation businesses – retail, online and software.

Tax Services – Operating Statistics (U.S. only)

	Period January 1 through January 31,

	2005	2004

Clients served (in 000s):
Company-owned offices	2,447	2,362
Franchise offices	1,406	1,352
Digital tax solutions (1)	1,129	1,268

	4,982	4,982

Average fee per client served: (2)
Company-owned offices	$149.94	$140.25
Franchise offices	130.82	125.61

	$142.97	$134.92

Refund anticipation loans (RALs) (in 000s):
Company-owned offices	1,197	1,184
Franchise offices	714	709
Digital tax solutions	12	20

	1,923	1,913

Offices:
Company-owned offices	5,811	5,172
Company-owned shared office locations (3)	1,296	996

Total company-owned offices	7,107	6,168

Franchise offices	3,528	3,418
Franchise shared office locations (3)	526	323

Total franchise offices	4,054	3,741

	11,161	9,909

(1) Includes online completed and paid returns and federal software units sold.
(2) Calculated as tax preparation and related fees divided by clients served.
(3) Shared locations include offices located within Wal-Mart, Sears and other third-party businesses.

Tax Services – Operating Results				(in 000s)

	Three months ended January 31,		Nine months ended January 31,

	2005	2004	2005	2004

Service revenues:
Tax preparation and related fees	$375,343	$339,204	$428,322	$383,993
Online tax services	10,740	8,200	12,048	9,171
Other services	23,885	15,812	77,025	64,771

	409,968	363,216	517,395	457,935
Royalties	50,920	44,427	56,271	49,410
RAL participation fees	43,354	37,185	43,520	37,192
RAL waiver fees	—	988	—	6,548
Software sales	17,812	18,915	20,437	19,733
Other	9,032	9,764	18,016	15,942

Total revenues	531,086	474,495	655,639	586,760

Cost of services:
Compensation and benefits	179,187	160,001	253,108	226,240
Occupancy	74,270	66,142	177,779	158,444
Depreciation	14,907	12,924	33,522	31,021
Supplies	12,701	11,410	20,716	17,897
Other	47,484	42,872	106,860	101,808

	328,549	293,349	591,985	535,410
Cost of software sales	12,731	13,231	20,400	19,939
Selling, general and administrative	125,469	106,088	225,878	199,547

Total expenses	466,749	412,668	838,263	754,896

Pretax income (loss)	$64,337	$61,827	$(182,624)	$(168,136)

Three months ended January 31, 2005 compared to January 31, 2004

Tax Services’ revenues increased $56.6 million, or 11.9%, for the three months ended January 31, 2005 compared to the prior year.

     Tax preparation and related fees increased $36.1 million, or 10.7%, for the current quarter. This increase is primarily due to an increase in the average fee per U.S. client served, coupled with an increase in U.S. clients served in offices. The average fee per client served increased 6.9% to $149.94 in the current year compared to $140.25 last year. Clients served in company-owned offices during the current tax season totaled 2.4 million, up 3.6% from the prior year. We estimate that approximately $10.8 million of the total increase is due to new offices opened during the current year.

     Other service revenues increased $8.1 million primarily as a result of additional revenues associated with Refund Anticipation Checks (RACs), Express IRAs and, to a lesser extent, increased revenues from POM guarantees.

     The average fee per client served at franchise offices increased by 4.1%, while clients served rose 4.0%. These increases, coupled with a slight increase in the royalty rate during the current quarter, resulted in a $6.5 million increase in royalty revenue.

     Revenues earned during the current quarter in connection with RAL participations totaled $43.4 million, an increase of 16.6% over the prior year. This increase is primarily due to an increase in the dollar value of loans in which we purchased participation interests, resulting from an increase in the fee charged by the lender, an increase in our clients’ average refund size, and an increase in the maximum loan amount allowed by the lender.

     Cost of services for the three months ended January 31, 2005 increased $35.2 million, or 12.0%, from the prior year. Our real estate expansion efforts have contributed to increases across all cost of services categories and resulted in a net 639 new stand-alone company-owned offices and a net 300 new company-owned shared-office locations. Compensation and benefits increased $19.2 million primarily due to an increase in the number of tax professionals and support staff needed for our new offices, the increase in revenues and higher payroll tax rates. Occupancy expenses increased $8.1 million, or 12.3%, primarily as a result of higher rent expenses, due to an 11.3% increase in company-owned offices under lease and a 2.7% increase in the average rent. Utilities related to these new offices also contributed to the increase. Other cost of service expenses increased $4.6 million primarily due to additional expenses associated with our POM program.

     Selling, general and administrative expenses increased $19.4 million over the prior year primarily due to increased spending on marketing initiatives and a $5.1 million increase in legal expenses. Legal expenses increased partially due to reserves required for RAL-related litigation.

     Pretax income of $64.3 million for the three months ended January 31, 2005 represents a 4.1% increase over prior year income of $61.8 million.

     Due to the seasonal nature of this segment’s business, operating results for the three months ended January 31, 2005 are not comparable to the three months ended October 31, 2004 and are not indicative of the expected results for the entire fiscal year.

Nine months ended January 31, 2005 compared to January 31, 2004

Tax Services’ revenues increased $68.9 million, or 11.7%, for the nine months ended January 31, 2005 compared to the prior year.

     Tax preparation and related fees increased $44.3 million, or 11.5%, for the nine months ended January 31, 2005. This increase is primarily due to an increase in the average fee per client served, coupled with an increase in U.S. clients served in offices during the first month of the tax season. Australian tax returns prepared increased 5.2% and the average charge increased 2.8%, resulting in $3.6 million of additional revenues.

     Other service revenues increased $12.3 million primarily as a result of additional revenues associated with POM guarantees and, to a lesser extent, increased revenues from RACs and Express IRAs.

     The average fee per client served and clients served both increased at our franchise offices, resulting in an increase in royalty revenue of 13.9%.

     Revenues earned during the current year in connection with RAL participations totaled $43.5 million, an increase of 17.0% over the prior year. This increase is primarily due to an increase in the dollar amount of loans in which we purchased participation interests, resulting from an increase in the fee charged by the lender, an increase in our clients’ average refund size and the maximum loan amount allowed by the lender. This increase was offset by the elimination of RAL waiver revenue in the prior year associated with the RAL waiver agreement.

     Cost of services for the nine months ended January 31, 2005 were up $56.6 million, or 10.6%, from the prior year. Compensation and benefits increased $26.9 million primarily due to an increase in the number of tax professionals and support staff needed for our real estate expansion and increased revenues. Occupancy expenses increased $19.3 million, or 12.2%, as a result of an 11.3% increase in company-owned offices under lease. Other cost of service expenses increased $5.1 million primarily due to additional expenses associated with Express IRAs.

     Selling, general and administrative expenses increased $26.3 million over the prior year due to increased spending related to additional marketing efforts, legal expenses and information technology expenses.

     The pretax loss of $182.6 million for the nine months ended January 31, 2005 represents an 8.6% increase over the prior year loss of $168.1 million.

Fiscal 2005 outlook

Our fiscal year 2005 outlook for the Tax Services segment is unchanged from the discussion in our April 30, 2004 Form 10-K and our October 31, 2004 Form 10-Q. Clients served across our retail network through February 15, 2005 were up 4.0% and we believe we are on track to meet our expectations for the year. However, results in interim periods may not necessarily be representative of the overall results for the season.

RAL Litigation

We have been named as a defendant in a number of lawsuits alleging that we engaged in wrongdoing with respect to the RAL program. We believe we have strong defenses to the various RAL cases and will vigorously defend our position. Nevertheless, the amounts claimed by the plaintiffs are, in some instances, very substantial, and there can be no assurances as to the ultimate outcome of the pending RAL cases, or as to the impact of the RAL cases on our financial statements. See additional discussion of RAL Litigation in note 12 to the condensed consolidated financial statements and in Part II, Item 1, “Legal Proceedings.”

MORTGAGE SERVICES

This segment is primarily engaged in the origination of non-prime mortgage loans through an independent broker network, the origination of prime and non-prime mortgage loans through a retail office network, the sale and securitization of mortgage loans and residual interests, and the servicing of non-prime loans.

Mortgage Services – Operating Statistics		(dollars in 000s)

Three months ended	January 31, 2005	January 31, 2004	October 31, 2004

Volume of loans originated:
Wholesale (non-prime)	$7,378,071	$4,732,182	$5,528,361
Retail:Prime	238,867	157,438	183,647
Non-prime	776,797	464,926	800,975

	$8,393,735	$5,354,546	$6,512,983

Loan characteristics:
Weighted average FICO score (1)	615	607	609
Weighted average interest rate for borrowers (1)	7.30%	7.47%	7.46%
Weighted average loan-to-value (1)	79.3%	78.1%	78.3%

Revenue (loan value):
Net gain on sale – gross margin (2)	2.42%	3.93%	2.83%

Loan delivery:
Loan sales	$8,348,537	$5,308,800	$6,560,780
Execution price (3)	2.82%	4.08%	2.94%

(1) Represents non-prime production.
(2) Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

(3) Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Mortgage Services - Operating Results			(in 000s)
Three months ended	January 31, 2005	January 31, 2004	October 31, 2004

Components of gains on sales:
Gain on mortgage loans	$172,381	$217,915	$187,195
Gain (loss) on derivatives	30,756	(7,724)	(2,606)
Gain on sales of residual interests	—	17,000	—
Impairment of residual interests	(4,835)	(14,942)	(34)

	198,302	212,249	184,555

Interest income:
Accretion - residual interests	28,782	47,483	32,172
Other interest income	4,064	2,227	2,445

	32,846	49,710	34,617

Loan servicing revenue	72,928	55,072	61,907
Other	567	568	555

Total revenues	304,643	317,599	281,634

Cost of services	56,694	52,832	53,062
Compensation and benefits	80,185	62,874	68,945
Occupancy	11,519	9,059	11,327
Other	44,564	38,358	42,100

Total expenses	192,962	163,123	175,434

Pretax income	$111,681	$154,476	$106,200

Three months ended January 31, 2005 compared to January 31, 2004

Mortgage Services’ revenues decreased $13.0 million, or 4.1%, for the three months ended January 31, 2005 compared to the prior year. Revenues decreased as a result of a decline in gains on sales of mortgage loans and residual interests and lower accretion income, somewhat offset by gains on derivatives and increased servicing revenue.

     The following table summarizes the key drivers of gains on sales of mortgage loans:

(dollars in 000s)
Three months ended January 31,	2005	2004

Application process:
Total number of applications	84,810	59,328
Number of sales associates (1)	3,523	2,649
Closing ratio (2)	60.4%	60.3%
Originations:
Total number of originations	51,267	35,795
Weighted average interest rate for borrowers (WAC)	7.30%	7.47%
Average loan size	$164	$150
Total originations	$8,393,735	$5,354,546
Non-prime origination ratio	97.2%	97.1%
Direct origination and acquisition expenses, net	$110,432	$75,257
Revenue (loan value):
Net gain on sale - gross margin (3)	2.42%	3.93%

(1)	Includes all direct sales and back office sales support associates.
(2)	Percentage of loans funded divided by total applications in the period.
(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

     Although we continue to grow our origination volumes, up 56.8% over the prior year, gains on sales of mortgage loans declined $45.5 million, primarily as a result of increased price competition and poorer execution in the secondary market. Market interest rates, based on a two-year swap, increased from 2.20% last year to 3.64% at the end of the current quarter. However, our WAC declined to 7.30% from 7.47% in the prior year. Because our WAC was not more aligned with market rates, our gross margin declined 151 basis points, to 2.42% from 3.93% last year. To mitigate the risk of short-term changes in market interest rates, we use interest rate swaps and forward loan sale commitments. During the current quarter, we recorded a net $30.8 million in gains, compared to losses of $7.7 million in the prior year, related to our various derivative instruments. See note 6 to the condensed consolidated financial statements.

     During the current year, we reclassified the accretion on our beneficial interest in Trusts, which includes actual cash received from the Trusts in excess of those estimated, from interest income to gain on sale. This change was made to more accurately reflect the characteristics of the proceeds received by the beneficial interest holders upon disposition of the loans by the Trusts. Amounts reclassified from interest income to gains on sales for the three months ended January 31, 2004 totaled $57.6 million. This change had no impact on our net income as previously reported.

     In the prior year we recorded $17.0 million in gains on sales of previously securitized residual interests, while no similar transaction occurred in the current year.

     Impairments of residual interests in securitizations of $4.8 million were recognized during the current quarter, compared with $14.9 million in the prior year.

     The following table summarizes the key drivers of loan servicing revenues:

		(dollars in 000s)

Three months ended January 31,	2005	2004

Average servicing portfolio:
With related MSRs	$41,753,865	$33,427,112
Without related MSRs	15,584,677	7,797,396

	$57,338,542	$41,224,508

Number of loans serviced	387,619	308,305
Average delinquency rate	5.02%	6.00%
Value of MSRs	$147,511	$106,196

     Loan servicing revenues increased $17.9 million, or 32.4%, compared to the prior year. The increase reflects a higher loan servicing portfolio. The average servicing portfolio for the three months ended January 31, 2005 increased $16.1 billion, or 39.1%, to $57.3 billion.

     Accretion of residual interests of $28.8 million for the three months ended January 31, 2005 represents a decrease of $18.7 million from the prior year. This decrease is primarily due to the sale of previously securitized residual interests during fiscal year 2004, which eliminated future accretion on those residual interests.

     During the third quarter of fiscal year 2005, our residual interests continued to perform better than expected compared to internal valuation models, primarily due to credit losses performing better than originally modeled. We recorded favorable pretax mark-to-market adjustments, which increased the fair value of our residual interests $18.8 million during the quarter. These adjustments were recorded, net of write-downs of $9.0 million and deferred taxes of $3.8 million, in other comprehensive income and will be accreted into income throughout the remaining life of those residual interests. Future changes in interest rates or other assumptions, based on market conditions or actual loan pool performance, could cause additional adjustments to the fair value of the residual interests and could cause changes to the accretion of these residual interests in future periods. Favorable mark-to-market adjustments on low original value residuals will generally not be accreted into revenues until the residual interest begins to cash flow.

     Total expenses for the three months ended January 31, 2005, increased $29.8 million, or 18.3%, over the year-ago quarter. This increase is primarily due to $17.3 million in increased compensation and benefits as a result of a 33.0% increase in sales associates, coupled with related increases in payroll taxes and origination-based incentives. Other expenses increased $6.2 million for the current quarter, primarily due to a $1.5 million increase in consulting expenses, and similar increases in depreciation and travel. Costs related to servicing of mortgage loans increased $3.9 million as a result of a higher average servicing portfolio during the three months ended January 31, 2005.

     Pretax income decreased $42.8 million to $111.7 million for the three months ended January 31, 2005.

Three months ended January 31, 2005 compared to October 31, 2004

Mortgage Services’ revenues increased $23.0 million, or 8.2%, for the three months ended January 31, 2005, compared to the second quarter. Revenues increased due to gains on derivatives and higher servicing revenues, partially offset by lower gains on sales of mortgage loans.

     The following table summarizes the key drivers of gains on sales of mortgage loans:

		(dollars in 000s)

Three months ended	January 31, 2005	October 31, 2004

Application process:
Total number of applications	84,810	72,699
Number of sales associates (1)	3,523	3,369
Closing ratio (2)	60.4%	57.0%
Originations:
Total number of originations	51,267	41,422
Weighted average interest rate for borrowers (WAC)	7.30%	7.46%
Average loan size	$164	$157
Total originations	$8,393,735	$6,512,983
Non-prime origination ratio	97.2%	97.2%
Direct origination and acquisition expenses, net	$110,432	$86,239
Revenue (loan value):
Net gain on sale - gross margin (3)	2.42%	2.83%

(1)	Includes all direct sales and back office sales support associates.
(2)	Percentage of loans funded divided by total applications in the period.
(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

     Gains on sales of mortgage loans decreased $14.8 million primarily as a result of increased price competition and poorer execution in the secondary market. Market interest rates have increased to 3.64% from 2.94% in the second quarter. However our WAC declined from 7.46% to 7.30%. Because our WAC was not more aligned with market rates, our gross margin declined 41 basis points. To mitigate the risk of short-term changes in market interest rates, we use interest rate swaps and forward loan sale commitments. During the current quarter, we recorded a net $30.8 million in gains, compared to a net loss of $2.6 million in the second quarter, related to our various derivative instruments. Loan origination volumes increased 28.9% from the second quarter primarily due to the hiring of additional sales associates.

     Impairments of residual interests in securitizations of $4.8 million were recognized during the third quarter.

     The following table summarizes the key drivers of loan servicing revenues:

		(dollars in 000s)

Three months ended	January 31, 2005	October 31, 2004

Average servicing portfolio:
With related MSRs	$41,753,865	$39,407,600
Without related MSRs	15,584,677	11,917,124

	$57,338,542	$51,324,724

Number of loans serviced	387,619	362,430
Average delinquency rate	5.02%	5.19%
Value of MSRs	$147,511	$134,062

     Loan servicing revenues increased $11.0 million, or 17.8%, compared to the second quarter. The increase reflects a higher loan servicing portfolio. The average servicing portfolio for the three months ended January 31, 2005 increased $6.0 billion, or 11.7%.

     Total expenses increased $17.5 million compared to the second quarter. This increase is primarily due to $11.2 million in increased compensation and benefits as a result of a 4.6% increase in sales associates, coupled with related increases in payroll taxes and origination-based incentives. Other expenses increased $2.5 million for the current quarter, primarily due to a $5.6 million increase in marketing costs, which was partially offset by a $3.2 million decrease in consulting expenses. Costs related to servicing of mortgage loans increased $3.6 million as a result of a higher average servicing portfolio.

     Pretax income increased $5.5 million, or 5.2%, for the three months ended January 31, 2005 compared to the preceding quarter.

Mortgage Services – Operating Statistics		(dollars in 000s)
Nine months ended January 31,	2005	2004

Volume of loans originated:
Wholesale (non-prime)	$18,887,536	$14,740,523
Retail:Prime	637,801	945,424
Non-prime	2,197,898	1,323,236

	$21,723,235	$17,009,183

Loan characteristics:
Weighted average FICO score (1)	611	608
Weighted average interest rate for borrowers (1)	7.32%	7.51%
Weighted average loan-to-value (1)	78.6%	78.2%

Revenue (loan value):
Net gain on sale – gross margin (2)	2.64%	4.01%

Loan delivery:
Loan sales	$21,653,373	$16,940,590
Execution price (3)	3.21%	4.14%

(1)	Represents non-prime production.
(2)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.
(6)	Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Mortgage Services - Operating Results		(in 000s)
Nine months ended January 31,	2005	2004

Components of gains on sales:
Gain on mortgage loans	$544,428	$685,549
Gain (loss) on derivatives	28,826	(4,297)
Gain on sales of residual interests	—	17,000
Impairment of residual interests	(8,304)	(26,048)

	564,950	672,204

Interest income:
Accretion - residual interests	86,618	118,389
Other interest income	7,947	3,043

	94,565	121,432

Loan servicing revenue	193,690	155,048
Other	1,205	1,677

Total revenues	854,410	950,361

Cost of services	161,869	144,020
Compensation and benefits	225,287	178,956
Occupancy	32,810	27,906
Other	123,023	97,148

Total expenses	542,989	448,030

Pretax income	$311,421	$502,331

Nine months ended January 31, 2005 compared to January 31, 2004
Mortgage Services’ revenues decreased $96.0 million, or 10.1%, for the nine months ended January 31, 2005 compared to the prior year. Revenues decreased primarily as a result of a decline in gains on sales of mortgage loans.

        The following table summarizes the key drivers of gains on sales of mortgage loans:

		(dollars in 000s)

Nine months ended January 31,	2005	2004

Application process:
Total number of applications	232,001	194,730
Number of sales associates (1)	3,523	2,649
Closing ratio (2)	58.9%	58.3%
Originations:
Total number of originations	136,615	113,585
Weighted average interest rate for borrowers (WAC)	7.32%	7.51%
Average loan size	$159	$150
Total originations	$21,723,235	$17,009,183
Non-prime origination ratio	97.1%	94.4%
Direct origination expenses, net	$299,549	$208,315
Revenue (loan value):
Net gain on sale – gross margin (3)	2.64%	4.01%

(1) Includes all direct sales and back office sales support associates.
(2) Percentage of loans funded divided by total applications in the period.
(3) Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

     Although we continue to grow our origination volumes, up 27.7% over the prior year, gains on sales of mortgage loans declined $141.1 million as a result of increased price competition and poorer execution in the secondary market. Market interest rates have increased to 3.64% from 1.88% in early April and our WAC increased from 7.06% at April 30, 2004 to 7.32% at January 31, 2005. Because our WAC was not more aligned with market rates, our gross margin declined 137 basis points from last year. To mitigate the risk of short-term changes in market interest rates, we use interest rate swaps and forward loan sale commitments. During the current year, we recorded a net $28.8 million in gains, compared to a net loss of $4.3 million in the prior year, related to our various derivative instruments.

     As discussed previously, we reclassified accretion on our beneficial interest in Trusts from interest income to gain on sale. Amounts reclassified for the nine months ended January 31, 2004 totaled $125.9 million. This change had no impact on our net income as previously reported.

     In the prior year we recorded $17.0 million in gains on sales of previously securitized residual interests, while no similar transaction occurred in the current year.

     Impairments of residual interests in securitizations of $8.3 million were recognized in the current period, compared to $26.0 million for the nine months ended January 31, 2004.

     The following table summarizes the key drivers of loan servicing revenues:

(dollars in 000s)
Nine months ended January 31,	2005	2004

Average servicing portfolio:
With related MSRs	$39,593,946	$30,931,506
Without related MSRs	12,586,192	5,975,852

	$52,180,138	$36,907,358

Number of loans serviced	387,619	308,305
Average delinquency rate	5.03%	6.27%
Value of MSRs	$147,511	$106,196

     Loan servicing revenues increased $38.6 million, or 24.9%, compared to the prior year. The increase reflects a higher loan-servicing portfolio. The average servicing portfolio for the nine months ended January 31, 2005 increased $15.3 billion, or 41.4%.

     Accretion of residual interests of $86.6 million for the nine months ended January 31, 2005 represents a decrease of $31.8 million from the prior year. This decrease is primarily due to the sale of previously securitized residual interests during fiscal year 2004, which eliminated future accretion on those residual interests.

     During the first nine months of fiscal year 2005, our residual interests continued to perform better than expected compared to internal valuation models. We recorded favorable pretax mark-to-market adjustments, which increased the fair value of our residual interests $132.3 million during the year. These adjustments were recorded, net of write-downs of $33.6 million and deferred taxes of $37.7 million, in other comprehensive income and will be accreted into income throughout the remaining life of those residual interests.

     Total expenses for the nine months ended January 31, 2005, increased $95.0 million, or 21.2%, over the prior year. This increase is primarily due to $46.3 million in increased compensation and benefits as a result of a 33.0% increase in sales associates, reflecting the overall growth in operations. Other expenses increased $25.9 million for the current period, primarily due to an $8.9 million increase in consulting expenses, and increases in depreciation and travel expenses. Costs related to servicing of mortgage loans increased $17.8 million as a result of a higher average servicing portfolio.

     Pretax income decreased $190.9 million to $311.4 million for the nine months ended January 31, 2005.

Fiscal 2005 outlook
Due to continued pressure on our margins, our Mortgage Services segment fiscal year 2005 outlook has declined from the discussion in our April 30, 2004 Form 10-K. Based on these assumptions, we expect our mortgage segment pretax income to decline approximately 30% from fiscal year 2004, excluding the gain on sale of previously securitized residual interests. Beginning late in our fourth quarter and then more meaningfully in fiscal year 2006, we expect to realize a 50 to 75 basis point improvement in our total cost of origination, including the effect of potentially higher origination volumes.

BUSINESS SERVICES
This segment offers middle-market companies accounting, tax and consulting services, wealth management, retirement resources, payroll and benefits services, corporate finance and financial process outsourcing.

Business Services – Operating Statistics
	Three months ended January 31,		Nine months ended January 31,
	2005	2004	2005	2004

Accounting, tax and consulting:
Chargeable hours	641,009	580,746	1,852,346	1,682,073
Chargeable hours per person	332	322	935	904
Net collected rate per hour	$134	$126	$129	$122
Average margin per person	$25,194	$23,117	$64,621	$59,126

Business Services – Operating Results				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2005	2004	2005	2004

Service revenues:
Accounting, tax and consulting	$90,880	$74,680	$259,207	$214,544
Capital markets	17,631	19,287	48,309	53,789
Payroll, benefits and retirement services	6,748	5,527	16,280	14,977
Other services	7,809	4,754	20,212	13,681

	123,068	104,248	344,008	296,991
Other	9,804	8,045	27,013	22,825

Total revenues	132,872	112,293	371,021	319,816

Cost of services:
Compensation and benefits	68,730	56,707	206,631	165,306
Occupancy	6,572	4,935	17,111	15,393
Other	8,129	8,386	31,151	24,143

	83,431	70,028	254,893	204,842
Selling, general and administrative	43,505	40,310	125,176	122,430

Total expenses	126,936	110,338	380,069	327,272

Pretax income (loss)	$5,936	$1,955	$(9,048)	$(7,456)

Three months ended January 31, 2005 compared to January 31, 2004
Business Services’ revenues for the three months ended January 31, 2005 increased $20.6 million, or 18.3%, from the prior year. This increase was primarily due to a $16.2 million increase in accounting, tax and consulting revenues resulting from a 6.3% increase in the net collected rate per hour and a 10.4% increase in chargeable hours. The increase in chargeable hours is primarily due to favorable market conditions for all of our core services and strong demand for consulting and risk management services. Other service revenues increased $3.1 million as a result of growth in our financial process outsourcing business and wealth management services. Capital markets revenues declined $1.7 million as a result of an 11.5% decrease in the number of business valuation projects. Other revenues increased $1.8 million as a result of increases in computer hardware and software sales to clients.

     Total expenses increased $16.6 million, or 15.0%, for the three months ended January 31, 2005 compared to the prior year. Compensation and benefits increased $12.0 million, primarily as a result of increases in the average wage per employee, which is being driven by marketplace competition for professional staff, and in the number of personnel. Selling, general and administrative expenses increased $3.2 million primarily due to increased personnel recruiting expenses and additional costs associated with our business development initiatives. Higher expenses are also attributable to investments we are making in early-stage businesses within this segment.

     Pretax income for the three months ended January 31, 2005 was $5.9 million compared to $2.0 million in the prior year.

     Due to the seasonal nature of this segment’s business, operating results for the three months ended January 31, 2005 are not comparable to the three months ended October 31, 2004 and are not indicative of the expected results for the entire fiscal year.

Nine months ended January 31, 2005 compared to January 31, 2004
Business Services’ revenues for the nine months ended January 31, 2005 increased $51.2 million, or 16.0%, from the prior year. This increase was primarily due to a $44.7 million increase in accounting, tax and consulting revenues resulting from a 5.7% increase in the net collected rate per hour and a 10.1% increase in chargeable hours. Additionally, reimbursable expenses and contractor revenues contributed $2.3 million and $3.8 million, respectively, to this increase. Other service revenues increased $6.5 million due to our wealth management services and the acquisition of our financial process outsourcing business in the second quarter of last year, coupled with baseline growth in this business. Capital markets revenues declined $5.5 million as a result of a 13.0% decrease in the number of business valuation projects. Other revenues increased $4.2 million as a result of increases in network product fees and computer hardware and software sales to clients.

     Total expenses increased $52.8 million, or 16.1%, for the nine months ended January 31, 2005 compared to the prior year. Compensation and benefits increased $41.3 million, primarily as a result of increases in the average wage per employee, which is being driven by marketplace competition for professional staff, and the number of personnel. Other cost of services increased as a result of higher reimbursable expenses billed to clients and contractor fees. Selling, general and administrative expenses increased $2.7 million primarily due to increased personnel recruiting expenses and additional costs associated with our strategic growth initiatives. Higher expenses are also attributable to investments we are making in early-stage businesses within this segment.

     The pretax loss for the nine months ended January 31, 2005 was $9.0 million compared to $7.5 million in the prior year.

Fiscal 2005 outlook
Our fiscal year 2005 outlook for our Business Services segment is unchanged from the discussion in our April 30, 2004 Form 10-K and our October 31, 2004 Form 10-Q.

INVESTMENT SERVICES
This segment is primarily engaged in offering advice-based brokerage services and investment planning. Our integration of investment advice and new service offerings are allowing us to shift our focus from a transaction-based client relationship to a more advice-based focus.

Investment Servic – Operating Statistics
Three months ended	January 31, 2005	January 31, 2004	October 31, 2004

Customer trades (1)	245,612	272,003	192,909
Customer daily average trades	3,899	4,459	3,014
Average revenue per trade (2)	$120.62	$113.61	$125.13
Customer accounts: (3)
Traditional brokerage	431,902	467,710	444,770
Express IRAs	295,676	241,116	334,928

	727,578	708,826	779,698

Ending balance of assets under administration (billions)	$28.4	$27.5	$27.2
Average assets per traditional brokerage account	$65,339	$58,256	$60,225
Average margin balances (millions)	$596	$568	$590
Average customer payable balances (millions)	$989	$1,028	$962
Number of advisors	1,013	960	982

Included in the numbers above are the following relating to fee-based accounts:
Customer household accounts	7,263	5,705	7,046
Average revenue per account	$2,149	$2,021	$2,044
Ending balance of assets under administration (millions)	$1,911	$1,342	$1,755
Average assets per active account	$248,400	$235,232	$249,068

(1) Includes only trades on which revenues are earned (“revenue trades”). Revenues are earned on both transactional and annuitized trades.
(2) Calculated as total trade revenues divided by revenue trades.
(3) Includes only accounts with a positive balance.

Investment Services – Operating Results			(in 000s)
Three months ended	January 31, 2005	January 31, 2004	October 31, 2004

Service revenue:
Transactional revenue	$24,654	$26,504	$19,988
Annuitized revenue	18,382	15,324	17,199

Production revenue	43,036	41,828	37,187
Other service revenue	7,000	8,568	6,527

	50,036	50,396	43,714

Margin interest revenue	11,975	8,362	10,038
Less: interest expense	(1,090)	(248)	(541)

Net interest revenue	10,885	8,114	9,497

Other	93	(1,005)	9

Total revenues (1)	61,014	57,505	53,220

Cost of services:
Compensation and benefits	28,986	27,031	27,074
Occupancy	5,913	5,123	4,753
Depreciation	1,052	1,978	1,089
Other	4,478	4,001	3,447

	40,429	38,133	36,363
Selling, general and administrative	38,897	32,183	41,423

Total expenses	79,326	70,316	77,786

Pretax loss	$(18,312)	$(12,811)	$(24,566)

(1) Total revenues, less interest expense.

Three months ended January 31, 2005 compared to January 31, 2004
Investment Services’ revenues, net of interest expense, for the three months ended January 31, 2005 increased $3.5 million, or 6.1%.

     Production revenue increased $1.2 million, or 2.9%, over the prior year. Transactional revenue, which is based on individual securities transactions, decreased $1.9 million, or 7.0%, from the prior year due primarily to a 15.8% decline in transactional trading volume. This decline was partially offset by an increase in average revenue per trade. Annuitized revenue, which is based on sales of mutual funds, insurance, fee based products and unit investment trusts, increased $3.1 million, or 20.0%, due to increased sales of annuities and mutual funds. Annualized productivity averaged approximately $172,000 per advisor during the current quarter compared to $185,000 per advisor in the prior year. Declining productivity was primarily due to advisor attrition.

     Margin interest revenue increased $3.6 million, or 43.2%, from the prior year, as a result of a 4.9% increase in average margin balances and higher interest rates earned.

     Cost of services increased $2.3 million, or 6.0%, primarily as a result of $2.0 million of additional compensation and benefits. This increase is primarily due to higher commission rates than the prior year and financial incentives for new advisors.

     Selling, general and administrative expenses increased $6.7 million, or 20.9%, over the prior year primarily as the result of gains of $2.2 million on the disposition of certain assets in the prior year, an increase of $2.1 million in legal expenses and $1.8 million in additional stock-based compensation.

     The pretax loss for Investment Services for the third quarter of fiscal year 2005 was $18.3 million compared to the prior year loss of $12.8 million.

Three months ended January 31, 2005 compared to October 31, 2004
Investment Services’ revenues, net of interest expense, for the three months ended January 31, 2005 increased $7.8 million, or 14.6% compared to the preceding quarter.

     Production revenue increased $5.8 million, or 15.7%, over the second quarter. Transactional revenue increased $4.7 million, or 23.3%, compared to the preceding quarter, primarily due to a 31.1% increase in transactional trading volume partially offset by a decline in average revenue per trade. Annuitized revenues rose $1.2 million, or 6.9%, due to increased mutual fund sales and trailer revenue. A total of 86 new advisors were recruited during the quarter. Our total advisor count increased from 982 to 1,013 during the period as a result of our recruiting efforts and declining advisor attrition.

     Margin interest revenue increased $1.9 million, or 19.3%, from the preceding quarter, which is primarily a result of higher interest rates earned.

     Cost of services increased $4.1 million, or 11.2%, principally due to a $1.9 million rise in compensation and benefits, primarily resulting from higher production revenues.

     Selling, general and administrative expenses decreased $2.5 million, or 6.1%, primarily due to a $6.0 million write-down of a branch office facility during the second quarter, partially offset by gains on the disposition of certain assets during the second quarter and $1.5 million in additional stock-based compensation recorded in the current quarter.

     The pretax loss for the Investment Services segment was $18.3 million, compared to a loss of $24.6 million in the second quarter.

Investment Services – Operating Statistics
Nine months ended January 31,	2005	2004

Customer trades (1)	644,469	744,765
Customer daily average trades	3,410	3,859
Average revenue per trade (2)	$121.68	$118.74
Customer accounts: (3)
Traditional brokerage	431,902	467,710
Express IRAs	295,676	241,116

	727,578	708,826

Ending balance of assets under administration (billions)	$28.4	$27.5
Average assets per traditional brokerage account	$65,339	$58,256
Average margin balances (millions)	$595	$528
Average customer payable balances (millions)	$988	$963
Number of advisors	1,013	960

Included in the numbers above are the following relating to fee-based accounts:
Customer household accounts	7,263	5,705
Average revenue per account	$2,039	$1,734
Ending balance of assets under administration (millions)	$1,911	$1,342
Average assets per active account	$248,400	$235,232

(1) Includes only trades on which revenues are earned (“revenue trades”). Revenues are earned on both transactional and annuitized trades.
(2) Calculated as total trade revenues divided by revenue trades.
(3) Includes only accounts with a positive balance.

Investment Services – Operating Results		(in 000s)
Nine months ended January 31,	2005	2004

Service revenue:
Transactional revenue	$64,594	$74,658
Annuitized revenue	54,114	42,145

Production revenue	118,708	116,803
Other service revenue	19,789	26,422

	138,497	143,225

Margin interest revenue	30,773	24,949
Less: interest expense	(1,930)	(1,065)

Net interest revenue	28,843	23,884

Other	176	(731)

Total revenues (1)	167,516	166,378

Cost of services:
Compensation and benefits	84,908	73,905
Occupancy	16,354	15,427
Depreciation	3,205	5,652
Other	11,680	12,331

	116,147	107,315
Selling, general and administrative	112,518	100,967

Total expenses	228,665	208,282

Pretax loss	$(61,149)	$(41,904)

(1) Total revenues, less interest expense.

Nine months ended January 31, 2005 compared to January 31, 2004
Investment Services’ revenues, net of interest expense, for the nine months ended January 31, 2005 increased $1.1 million, or 0.7%.

     Production revenue increased $1.9 million, or 1.6%, over the prior year. Transactional revenue decreased $10.1 million, or 13.5%, from the prior year due primarily to a 20.0% decline in transactional trading volume, which was partially offset by an increase in the average revenue per trade. Annuitized revenues increased $12.0 million, or 28.4%, due to increased sales of annuities and mutual funds. The shift in revenues from transactional to annuitized demonstrates our continued move toward an advice-based focus.

     Other service revenue declined $6.6 million, or 25.1%, from the prior year due to fewer fixed income underwriting offerings and Express IRA revenues now being recorded in Tax Services.

     Margin interest revenue increased $5.8 million, or 23.3%, from the prior year, as a result of a 12.7% increase in average margin balances and higher interest rates earned. Margin balances have increased from an average of $528 million for the nine months ended January 31, 2004 to $595 million in the current period.

     Cost of services increased $8.8 million, or 8.2%, primarily due to $11.0 million of additional compensation and benefits. This increase is primarily due to a higher average commission rate than the prior year and financial incentives for new advisors. This increase was partially offset by a decline in depreciation costs as a result of building sales and asset roll offs related to the move from owned office facilities to leased facilities.

     Selling, general and administrative expenses increased $11.6 million, or 11.4%, over the prior year primarily as the result of the $6.0 million write-down of a branch office facility and an increase of $5.0 million in legal expenses.

     The pretax loss for Investment Services was $61.1 million compared to the prior year loss of $41.9 million.

Fiscal 2005 outlook
In our April 30, 2004 Form 10-K we indicated we believed a key to this segment's profitability was the recruitment and retention of experienced financial advisors. Our recruiting efforts during the year have improved. However, advisor attrition remains consistent with industry levels and, as a result, recruitment efforts have been fully offset by attrition rates that were higher than planned. We have expanded our partner programs with Tax Services, and have both licensed and unlicensed tax professionals teamed with financial advisors. We are planning for improvements in this business as we better align this segment’s cost structure with its revenue stream. Given our performance to date and revised internal forecasts, we expect our fiscal year 2005 pretax loss to be approximately 25% larger than the prior year.

CORPORATE
This segment consists primarily of corporate support departments, which provide services to our operating segments. These support departments consist of marketing, information technology, facilities, human resources, executive, legal, finance, government relations and corporate communications. Support department costs are generally allocated to our operating segments. Our captive insurance and franchise financing subsidiaries are also included within this segment.

Corporate – Operating Results				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2005	2004	2005	2004

Operating revenues	$3,425	$2,332	$10,290	$7,313
Eliminations	(2,123)	(1,642)	(6,833)	(4,607)

Total revenues	1,302	690	3,457	2,706

Corporate expenses:
Compensation and benefits	1,747	2,828	7,869	6,827
Interest expense	20,936	18,764	55,672	52,119
Other	10,530	9,738	27,466	20,083

	33,213	31,330	91,007	79,029

Support departments:
Information technology	29,023	30,745	81,435	80,696
Marketing	46,030	44,513	57,292	52,607
Finance	9,107	8,406	26,620	24,140
Other	31,584	22,843	78,179	50,858

	115,744	106,507	243,526	208,301

Allocation of support departments	(117,297)	(106,593)	(245,096)	(208,391)
Other income, net	18,399	1,227	20,575	3,481

Pretax loss	$(11,959)	$(29,327)	$(65,405)	$(72,752)

Three months ended January 31, 2005 compared to January 31, 2004
Corporate expenses increased $1.9 million primarily due to higher interest expense, resulting from higher interest rates and higher average debt balances.

     Other support department expenses increased $8.7 million, primarily due to $5.7 million of additional stock-based compensation expenses and increases in the cost of employee insurance and supply sales to franchises.

     Other income increased $17.2 million primarily as a result of a $16.7 million legal recovery we received during the current quarter.

     The pretax loss was $12.0 million, compared with last year’s third quarter loss of $29.3 million.

     Due to the nature of this segment, the three months ended January 31, 2005 are not comparable to the three months ended October 31, 2004 and are not indicative of the expected results for the entire fiscal year.

Nine months ended January 31, 2005 compared to January 31, 2004
Corporate expenses increased $12.0 million primarily due to increases in consulting and insurance costs, as well as increased allocations from the information technology, legal and human resource departments.

     Marketing department expenses increased $4.7 million, or 8.9%, primarily due to additional marketing efforts in the current year. Other support department expenses increased $27.3 million, primarily due to $14.1 million of additional stock-based compensation expenses, increases in the cost of employee insurance and additional supply sales to the operating segments.

     Other income increased $17.1 million primarily as a result of the $16.7 million legal recovery we received during the current year.

     The pretax loss was $65.4 million, compared with last year’s loss of $72.8 million.

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

     Cash From Operations. Cash used in operations totaled $1.6 billion and $1.0 billion for the nine months ended January 31, 2005 and 2004, respectively. The increase in cash used in operating activities is primarily due to increases in receivables, principally participations in RALs, and income tax payments. RAL participation receivables increased over the prior year due to a higher dollar amount of loans in which we purchased participation interests, resulting from increases in the fee charged by the lender, our clients’ average refund size and the maximum loan amount allowed by the lender. Income tax payments totaled $406.6 million during the current year, an increase of $161.2 million over the prior year, due to a change in a tax accounting method, which resulted in the acceleration of taxable income within our Mortgage Services segment.

     Issuance of Common Stock. We issue shares of common stock, in accordance with our stock-based compensation plans, out of treasury shares. Proceeds from the issuance of common stock totaled $119.9 million and $111.2 million for the nine months ended January 31, 2005 and 2004, respectively.

     Debt. In August 2004 we filed an additional shelf registration statement with the SEC for up to $1.0 billion in debt securities. On October 26, 2004, we issued $400.0 million of 5.125% Senior Notes under our shelf registration statements. The Senior Notes are due on October 30, 2014, and are not redeemable by the bondholders prior to maturity. The proceeds from the notes were used to repay our $250.0 million in 6-3/4% Senior Notes, which were due on November 1, 2004. The remaining proceeds were used for working capital, capital expenditures, repayment of other debt and other general corporate purposes.

     As of January 31, 2005, we had commercial paper borrowings of $1.5 billion outstanding. Commercial paper issuance supports RAL participations and various other cash requirements.

     Dividends. Dividends paid totaled $106.4 million and $103.5 million for the nine months ended January 31, 2005 and 2004, respectively.

     Share Repurchases. On June 9, 2004, our Board of Directors approved an authorization to repurchase 15 million shares. This authorization is in addition to the authorization of 20 million shares on June 11, 2003. During the nine months ended January 31, 2005, we repurchased 11.2 million shares pursuant to these authorizations at an aggregate price of $527.5 million or an average price of $46.98 per share. There are 15.1 million shares remaining under these authorizations at January 31, 2005. We plan to continue to purchase shares on the open market in accordance with these authorizations, subject to various factors including the price of the stock, the availability of excess cash, our ability to maintain liquidity and financial flexibility, securities laws restrictions and other investment opportunities available.

     Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents - restricted totaled $535.3 million at January 31, 2005. Investment Services held $520.0 million of this total segregated in a special reserve account for the exclusive benefit of customers. Restricted cash of $15.3 million at January 31, 2005 held by Business Services is related to funds held to pay payroll taxes on behalf of its customers.

     Segment Cash Flows. A condensed consolidating statement of cash flows by segment for the nine months ended January 31, 2005 follows. Generally, interest is not charged on intercompany activities between segments.

						(in 000s)

	Tax	Mortgage	Business	Investment		Consolidated
	Services	Services	Services	Services	Corporate	H&R Block

Cash provided by (used in):
Operations	$(1,128,154)	$42,964	$(870)	$(52,492)	$(446,699)	$(1,585,251)
Investing	(77,825)	62,511	(23,892)	13,906	(22,980)	(48,280)
Financing	—	—	(19,462)	—	1,157,463	1,138,001
Net intercompany	1,334,086	(116,041)	40,954	9,712	(1,268,711)	—

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

     Tax Services. Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in the fourth quarter. Tax Services used $1.1 billion in its current nine-month operations to cover off-season costs and working capital requirements. This segment also used $77.8 million in investing activities, primarily related to capital expenditures in connection with our real estate expansion initiative.

     Mortgage Services. This segment primarily generates cash as a result of the sale and securitization of mortgage loans and residual interests, and as its residual interests begin to cash flow. Mortgage Services provided $43.0 million in cash from operating activities and $62.5 million in cash from investing activities. Cash flows from investing activities consist of $100.3 million in cash receipts on residual interests, partially offset by $37.7 million in capital expenditures.

     Gains on sales. Gains on sales of mortgage assets totaled $565.0 million, with the cash received primarily recorded as operating activities. The percentage of cash proceeds we receive from our capital market transactions, which are included within the gains on sales of mortgage assets, is reconciled below.

		(in 000s)

Nine months ended January 31,	2005	2004

Cash proceeds:
Whole loans sold by the Trusts	$544,954	$529,521
Residual cash flows from Beneficial Interest in Trusts	142,783	123,834
Loans securitized	53,181	115,041
Gain on derivative instruments	24,544	—

	765,462	768,396

Non-cash:
Retained mortgage servicing rights	94,570	64,265
Additions to balance sheet (1)	16,470	63,545

	111,040	127,810

Portion of gain on sale related to capital market transactions	876,502	896,206

Other items included in gain on sale:
Changes in beneficial interest in Trusts	(7,981)	14,658
Impairments to fair value of residual interests	(8,304)	(26,048)
Net change in fair value of derivative instruments	4,282	(4,297)
Direct origination and acquisition expenses, net	(299,549)	(208,315)

	(311,552)	(224,002)

Reported gains on sales of mortgage assets	$564,950	$672,204

Percent of gain on sale related to capital market transactions received as cash (2)	87%	86%

(1) Includes residual interests and interest rate caps.
(2) Cash proceeds divided by portion of gain on sale related to capital market transactions.

     Warehouse Funding. To finance our prime originations, we utilize an on-balance sheet warehouse facility with capacity up to $25 million. This annual facility bears interest at one-month LIBOR plus 140 to 200 basis points. As of January 31, 2005 and April 30, 2004 the balance outstanding under this facility was $4.4 million and $4.0 million, respectively.

     To fund our non-prime originations, we utilize five off-balance sheet warehouse Trusts. The facilities used by the Trusts had a total capacity of $9.0 billion as of January 31, 2005. The Mortgage Services segment is planning to implement a $3.0 billion on-balance sheet commercial paper conduit program during fiscal year 2006. At that time, we plan to reduce the warehouse facilities to $7.0 billion. This will bring total available warehouse capacity to approximately $10.0 billion.

     We believe the sources of liquidity available to the Mortgage Services segment are sufficient for its needs.

     Business Services. Business Services funding requirements are largely related to receivables for completed work and “work in process.” We provide funding sufficient to cover their working capital needs. This segment used $0.9 million in operating cash flows during the first nine months of the year. Business Services also used $23.9 million and $19.5 million in investing and financing activities, respectively. Investing activities included acquisitions and capital expenditures, while financing activities consist of payments on acquisition debt.

     Investment Services. Investment Services, through HRBFA, is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers.

     At January 31, 2005, HRBFA’s net capital of $118.8 million, which was 18.0% of aggregate debit items, exceeded its minimum required net capital of $13.2 million by $105.6 million. During the current year, we contributed additional capital of $17.0 million, even though HRBFA was in excess of the minimum net capital requirement, and we may continue to do so in the future.

     In the first nine months of fiscal year 2005, Investment Services used $52.5 million in its operating activities primarily due to operating losses and the timing of cash deposits that are restricted for the benefit of customers. Cash provided by investing activities consists primarily of proceeds from the sale of branch offices.

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

     Pledged securities at January 31, 2005 totaled $53.5 million, an excess of $13.2 million over the margin requirement. Pledged securities at the end of fiscal year 2004 totaled $46.3 million, an excess of $7.9 million over the margin requirement.

     We believe the funding sources for Investment Services are stable. Liquidity risk within this segment is primarily limited to maintaining sufficient capital levels to obtain securities lending liquidity to support margin borrowing by customers.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS
Substantially all non-prime mortgage loans we originate are sold daily to the Trusts. The Trusts purchase the loans from us utilizing five warehouse facilities that were arranged by us, bear interest at one-month LIBOR plus 50 to 200 basis points and expire on various dates during the year. In December 2004, the warehouse facilities were increased from $8.0 billion to $9.0 billion through February 15, 2005. This increase was pursuant to an amendment to the warehouse facility with Bank of America, N.A. (the BOA Facility) as reported on our current report on Form 8-K dated December 17, 2004, which is incorporated herein by reference.

     On February 15, 2005, the BOA Facility was amended further to extend the term through May 15, 2005 of the $1.0 billion in warehouse capacity added in December 2004. The additional $1.0 billion increases our maximum guarantee, which is equal to approximately 10% of the aggregate principal balance of mortgage loans held by the Trusts.

     There have been no other material changes in our off-balance sheet financing arrangements from those reported at April 30, 2004 in our Annual Report on Form 10-K.

COMMERCIAL PAPER ISSUANCE
We maintain unsecured CLOCs to support our commercial paper program and for general corporate purposes. During the second quarter, we replaced our $2.0 billion CLOC with two CLOCs. The two CLOCs are from a consortium of thirty-one banks. The first $1.0 billion CLOC is subject to annual renewal in August 2005, has a one-year term-out provision with a maturity date in August 2006 and has an annual facility fee of ten basis points per annum. The second $1.0 billion CLOC has a maturity date of August 2009 and has an annual facility fee of twelve basis points per annum. These lines are subject to various affirmative and negative covenants, including a minimum net worth covenant. These CLOCs are for working capital use, general corporate purposes and commercial paper back up. We obtained an additional $750.0 million line of credit for the period of January 26 to February 25, 2005 to back-up peak commercial paper issuance or use as an alternate source of funding for RAL participations. This line is subject to various covenants, substantially similar to the primary CLOCs. These CLOCs were undrawn at January 31, 2005.

     At January 31, 2005, there was $25.0 million (Canadian) of commercial paper outstanding under the H&R Block Canada commercial paper program. The Canadian issuances are supported by a credit facility provided by one bank in an amount not to exceed $125.0 million (Canadian). The Canadian CLOC is subject to annual renewal in December 2005. The Canadian CLOC was undrawn at January 31, 2005.

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

     As of January 31, 2005, we evaluated the effectiveness of the design and operation of our Disclosure Controls. The controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO.

     The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-Q. In our Form 10-K for the year ended April 30, 2004, we reported various control weaknesses related to our corporate tax accounting function. These weaknesses related specifically to the reconciliation and level of detailed support of both current and deferred income tax accounts. We also determined an acceleration of taxable income was warranted in one of our segments, although there was no change to our total income tax provision. Upon identification of these control weaknesses, immediate corrective action was undertaken. Remediation that was complete or substantially complete at January 31, 2005 included the following:

•	Two additional tax directors have been added to our corporate tax department. Each has significant federal, state and local tax experience and one director also has tax GAAP experience. Where necessary, we have retained outside experts to supplement our core knowledge of the complexities around mortgage securitizations. These resources, when combined with our existing resources, will enable the department to serve the technical needs of the enterprise.

•	A formal policy governing all key aspects of accounting for income taxes has been developed and adopted. Departmental procedures are being revised to conform to the provisions of the policy.

•	The corporate controller’s department and the corporate tax department are focused on communicating more effectively with an increased concentration on the financial reporting aspects of tax items.

•	The corporate tax department is now an active participant in the quarterly results review meetings with our business segment leaders. During these meetings, leaders engage in a detailed review of quarterly financial statements.

•	Detailed, entity-specific support for all components of deferred taxes is being compiled as of the last audited financial statement date, and will be updated through the most recent calendar year end.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information below should be read in conjunction with the information included in note 12 to our condensed consolidated financial statements.

RAL Litigation

We reported in current reports on Form 8-K, previous quarterly reports on Form 10-Q and in our annual report on Form 10-K for the year ended April 30, 2004, certain events and information regarding lawsuits throughout the country regarding our refund anticipation loan programs (collectively, “RAL Cases”). The RAL Cases have involved a variety of legal theories asserted by plaintiffs. These theories include allegations that, among other things: disclosures in the RAL applications were inadequate, misleading and untimely; the RAL interest rates were usurious and unconscionable; we did not disclose that we would receive part of the finance charges paid by the customer for such loans; breach of state laws on credit service organizations; breach of contract, unjust enrichment, unfair and deceptive acts or practices; violations of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act; violations of the federal Fair Debt Collection Practices Act; and that we owe and breached a fiduciary duty to our customers in connection with the RAL program.

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

     We continue to believe we have meritorious defenses to the RAL Cases, and we intend to defend the remaining RAL Cases vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate. Furthermore, there can be no assurances regarding the impact of the RAL Cases on our consolidated financial statements. The following is updated information regarding the pending RAL Cases in which developments occurred during or after the three months ended January 31, 2005:

     Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al., (formerly Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., Block Financial Corporation, et al.) Case No. 98 C 2178, United States District Court for the Northern District of Illinois, Eastern Division, instituted on April 18, 1998. On April 15, 2003, the District Court judge declined to approve a $25.0 million nationwide settlement of this matter, under which we and the lending bank would have each paid $12.5 million. The judge’s decision was based on a finding that counsel for the settlement plaintiffs had been inadequate representatives of the plaintiff class and failed to sustain their burden of showing that the settlement was fair. The judge subsequently appointed new counsel for the plaintiffs who filed an amended complaint and a motion for partial summary judgment. On March 29, 2004, the court either dismissed or decertified all of the plaintiffs’ claims other than part of one count alleging violations of the RICO Act. The United States Court of Appeals for the Seventh Circuit subsequently affirmed the trial court’s certification of a nationwide class on the RICO count. The case is scheduled to go to trial in October 2005. We intend to continue defending the case vigorously, but there are no assurances as to its outcome.

     Deandra D. Cummins, et al. V. H&R Block, Inc., et al., Case No. 03-C-134, Circuit Court of Kanawha County, West Virginia. On December 30, 2004, the trial court certified a class consisting of all West Virginia residents who obtained RALs from January 1, 1994 to present. On February 23, 2005, the U.S. Supreme Court denied our request to review the West Virginia Supreme Court’s decision not to review the trial court’s denial of our motion to compel arbitration. The case is scheduled to go to trial in October 2005.

     Sandra J. Basile, et al. v. H&R Block, Inc. et al., April Term 1992 Civil Action No. 3246, Court of Common Pleas, First Judicial district of Pennsylvania, Philadelphia County, instituted on April 23, 1993. On February 3, 2005, the Pennsylvania appellate court granted plaintiff’s motion for en banc review of the appellate court’s previous three-judge panel decision denying plaintiff’s appeal of the trial court class decertification. Re-argument is expected to occur in June 2005.

Peace of Mind Litigation

Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Civil Action 2002L000004, Circuit Court of Madison County, Illinois, is a class action case filed on January 18, 2002, as to which the court granted plaintiffs’ first amended motion for class certification on August 27, 2003. Plaintiffs’ claims consist of five counts relating to the defendants’ Peace of Mind program under which the applicable tax return preparation subsidiary assumes liability for the cost of additional tax assessments attributable to tax return preparation error. The plaintiffs allege that defendants’ sale of its Peace of Mind guarantee constitutes statutory fraud by selling insurance without a license, an unfair trade practice by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it and/or did not want it), and constitutes a breach of fiduciary duty. In August 2003, the court certified the following plaintiff classes: (1) all persons who were charged a separate fee for Peace of Mind by “H&R Block” or a defendant H&R Block class member from January 1, 1997 to final judgment; (2) all persons who reside in certain class states and who were charged a separate fee for Peace of Mind by “H&R Block,” or a defendant H&R Block class member, and that was not licensed to sell insurance, from January 1, 1997 to final judgment; and (3) all persons who had an unsolicited charge for Peace of Mind posted to their bills by “H&R Block,” or a defendant H&R Block class member from January 1, 1997, to final judgment. Among those excluded from the plaintiff classes are all persons who received the Peace of Mind guarantee through an H&R Block Premium office and all persons who reside in Texas and Alabama. The court also certified a defendant class consisting of any entity with the names “H&R Block” or “HRB”

in its name, or otherwise affiliated or associated with H&R Block Tax Services, Inc., and which sold or sells the Peace of Mind product. The trial court subsequently denied the defendants’ motion asking the trial court to certify the class certification issues for interlocutory appeal. Discovery is proceeding. No trial date has been set.

     There is one other putative class action pending against us in Texas that involves the Peace of Mind guarantee. This case is being tried before the same judge that presided over the Texas RAL Settlement and involves the same plaintiffs attorneys that are involved in the Marshall litigation in Illinois and substantially similar allegations. No class has been certified in this case.

     We believe the claims in these Peace of Mind actions are without merit and we intend to defend them vigorously. However, there can be no assurances as to the outcome of these pending actions individually or in the aggregate, and there can be no assurances on the impact of these actions on our consolidated financial statements.

Other Claims and Litigation

As with other broker-dealers, HRBFA has been the subject of an investigation by the National Association of Securities Dealers, Inc. (NASD) regarding the market timing of mutual funds. The investigation concerned the trading activity by two former financial advisors, primarily on behalf of one of HRBFA’s institutional clients. After substantive discussions with the NASD, HRBFA agreed to a settlement of the matter, without admitting or denying any wrongdoing. We paid a fine of $500,000 and $325,000 restitution, to mutual fund customers.

     As reported in a current report on Form 8-K dated November 8, 2004, the NASD brought charges against HRBFA related to the sale by HRBFA of Enron debentures in 2001. Two private civil actions subsequently were filed against HRBFA concerning the matter raised in the NASD’s charges, one of which was subsequently dismissed without prejudice. We intend to defend the charges and the civil suit vigorously. There can be no assurances as to the outcome and resolution of this matter.

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

     We have from time to time been party to claims and lawsuits not discussed herein arising out of our business operations. These claims and lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. Some of these claims and lawsuits pertain to RALs, the electronic filing of customers’ income tax returns and the Peace of Mind guarantee program. We believe we have meritorious defenses to each of these claims, and we are defending, or intend to defend, them vigorously, although there is no assurance as to their outcome.

     In addition to the aforementioned types of cases, we are parties to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits (Other Claims) concerning investment products, the preparation of customers’ income tax returns, the fees charged customers for various products and services, losses incurred by customers with respect to their investment accounts, relationships with franchisees, denials of mortgage loans, contested mortgage foreclosures, other aspects of the mortgage business, intellectual property disputes, and contract disputes. We believe we have meritorious defenses to each of the Other Claims, and we are defending, or intend to defend, them vigorously. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material adverse effect on our consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

A summary of our purchases of H&R Block common stock during the third quarter of fiscal year 2005 is as follows:

				(shares in 000s)

			Total Number of Shares	Maximum Number
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased (1)	per Share	Plans or Programs (2)	the Plans or Programs (2)

November 1 – November 30	2	$49.22	—	15,104
December 1 – December 31	—	$48.08	—	15,104
January 1 – January 31	4	$47.40	—	15,104

(1)	All shares purchased during the current quarter were purchased in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on restricted shares.
(2)	On June 11, 2003 and June 9, 2004, our Board of Directors approved the repurchase of 20 million shares and 15 million shares, respectively, of H&R Block, Inc. common stock. These authorizations have no expiration dates.

ITEM 6. EXHIBITS

10.1	Termination Agreement dated January 7, 2005, between H&R Block, Inc., H&R Block Financial Advisors, Inc. and Brian L. Nygaard.

10.2	Fourth Amended and Restated Refund Anticipation Loan Participation Agreement dated as of December 31, 2004, between Block Financial Corporation, HSBC Taxpayer Financial Services Inc. and Household Tax Masters Acquisition Corporation.

10.3	Second Amended and Restated Loan Purchase and Contribution Agreement dated as of November 14, 2003 between Option One Loan Warehouse Corporation and Option One Mortgage Corporation.

10.4	Amended and Restated Sales and Servicing Agreement dated November 12, 2004 among Option One Owner Trust 2003-5, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A.

10.5	Note Purchase Agreement dated November 14, 2003 between Option One Owner Trust 2003-5, Option One Loan Warehouse Corporation and Citigroup Global Markets Realty Corp.

10.6	Amendment Number One to the Note Purchase Agreement, dated November 14, 2004, among Option One Owner Trust 2003-5, Option One Loan Warehouse Corporation and Citigroup Global Markets Realty Corp.

10.7	Indenture dated as of November 1, 2003 between Option One Owner Trust 2003-5 and Wells Fargo Bank Minnesota, National Association.

10.8	Amended and Restated Sale and Servicing Agreement dated as of November 25, 2003 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank Minnesota, National Association.

10.9	Amendment Number One to the Amended and Restated Sale and Servicing Agreement, dated as of April 30, 2004, among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank Minnesota, National Association.

10.10	Amendment Number Two to the Amended and Restated Sale and Servicing Agreement, dated as of December 17, 2004, among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank N.A.

10.11	Amended and Restated Note Purchase Agreement dated as of November 25, 2003 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation and Bank of America, N.A.

10.12	Amendment Number One to the Amended and Restated Note Purchase Agreement, dated as of December 17, 2004, among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation and Bank of America, N.A.

10.13	Amendment Number Two to the Amended and Restated Note Purchase Agreement, dated as of February 15, 2005, among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation and Bank of America, N.A.

10.14	Amended and Restated Indenture dated as of November 25, 2003 between Option One Owner Trust 2001-2 and Wells Fargo Bank Minnesota, National Association.

10.15	Letter Agreement dated as of April 1, 2000 among Option One Mortgage Corporation, Bank of America, N.A.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

(Registrant)

DATE 3/9/05	BY	/s/ Mark A. Ernst

Mark A. Ernst Chairman of the Board, President and Chief Executive Officer

DATE 3/9/05	BY	/s/ William L. Trubeck

William L. Trubeck Executive Vice President and Chief Financial Officer