Form 10-K
period 2005-04-30
H&R BLOCK INC
filed 2005-08-01
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2005
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
Common Stock, without par value
(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑         No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑         No ☐
The aggregate market value of the registrant’s Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on October 31, 2004, was $7,683,275,768.
Number of shares of registrant’s Common Stock, without par value, outstanding on June 30, 2005: 165,970,297.
Documents incorporated by reference
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders, to be held September 7, 2005, is incorporated by reference in Part III to the extent described therein.

H&R BLOCK
2005 FORM 10-K AND ANNUAL REPORT

	Introduction and Forward Looking Statements	1
PART I
Item 1.	Business
	General Development of Business	1
	Description of the Business
	Tax Services	2
	Mortgage Services	6
	Business Services	8
	Investment Services	10
	Service Marks, Trademarks and Patents	12
	Employees	12
	Risk Factors	12
	Reports	16
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	17
PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7a.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 8.	Financial Statements and Supplementary Data	42
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	83
Item 9a.	Controls and Procedures	83
Item 9b.	Other Information	84
PART III
Item 10.	Directors and Executive Officers of the Registrant	84
Item 11.	Executive Compensation	86
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	86
Item 13.	Certain Relationships and Related Transactions	86
Item 14.	Principal Accounting Fees and Services	86
PART IV
Item 15.	Exhibits and Financial Statement Schedules	87
	Signatures	89
	Exhibit Index	90
Form of 2003 Long-Term Executive Compensation Plan Award Agreement
Form of 1989 Stock Option Plan for Outside Directors Stock Option Agreement
Leasing Operations Supplier Agreement
Second Amended and Restated Sale and Servicing Agreement
Amended and Restated Note Purchase Agreement
Amended and Restated Sale and Servicing Agreement
Second Amended and Restated Sale and Servicing Agreement
Indenture
Amendment No. 4 to the Indenture
Amendment No. 5 to the Indenture
Amendment No. 6 to the Indenture
Amended and Restated Note Purchase Agreement
Amendment No. 1 to Amended and Restated Note Purchase Agreement
Second Amended and Restated Sale and Servicing Agreement
Indenture
Amendment No. 5 to the Indenture
Amendment No. 6 to the Indenture
Amendment No. 6 to the Indenture
Amended and Restated Note Purchase Agreement
Amendment No. 1 to Amended and Restated Note Purchase Agreement
Sale and Servicing Agreement
Amendment No. 1 to Sale and Servicing Agreement
Amendment No. 2 to Sale and Servicing Agreement
Indenture
Note Purchase Agreement
Amendment No. 1 to Note Purchase Agreement
Amendment No. 2 to Note Purchase Agreement
Amendment No. 3 to Note Purchase Agreement
Amendment No. 4 to Note Purchase Agreement
Amendment No. 5 to Note Purchase Agreement
Computation of Ratio of Earnings to Fixed Charges
Subsidiaries of H&R Block, Inc.
Consent of KPMG LLP
Consent of PricewaterCoopers LLP
Certification Pursuant to Section 302 - CEO
Certification Pursuant to Section 302 - Exec. VP & CFO
Certification Pursuant to Section 1350- CEO
Certification Pursuant to Section 1350 - Exec. VP & CFO

H&R BLOCK 2005 Form 10K

INTRODUCTION AND FORWARD LOOKING STATEMENTS
We have again chosen to combine our Annual Report on Form 10-K, which we are required to file annually with the Securities and Exchange Commission (“SEC”), and our Annual Report to Shareholders. We hope that by including all of this information in one document, you will find this Annual Report more useful and informative.
   On June 7, 2005, we determined it was appropriate to restate our previously issued consolidated financial statements, including financial statements for the nine months ended January 31, 2005 and financial statements for the fiscal years ended April 30, 2004 and 2003 and all related interim periods. The details of the restatement, including the issues and amounts, are presented in Item 8, note 2 to our consolidated financial statements.
   Specified portions of our proxy statement, which will be filed in August 2005, are listed as “incorporated by reference” in response to certain items. Our proxy statement will be printed within our Annual Report and mailed to shareholders in August 2005 and will also be available on our website at www.hrblock.com.
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

PART I

ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS ...
H&R Block is a diversified company with subsidiaries delivering tax, investment, mortgage and business services and products. For 50 years, we have been developing relationships with millions of tax clients and our strategy is to expand on these relationships. Our Tax Services segment provides income tax return preparation and other services and products related to tax return preparation to the general public in the United States, and in Canada, Australia and the United Kingdom. We also offer investment services and securities products through H&R Block Financial Advisors, Inc. (“HRBFA”). Our Mortgage Services segment offers a full range of home mortgage services through Option One Mortgage Corporation (“Option One”) and H&R Block Mortgage Corporation (“HRBMC”). RSM McGladrey Business Services, Inc. (“RSM”) is a national accounting, tax and consulting firm primarily serving mid-sized businesses.
H&R BLOCK’S MISSION ....
“To help our clients achieve their financial objectives
by serving as their tax and financial partner.”
   Key to achieving our mission is the enhancement of client experiences through consistent delivery of valuable services and advice. Operating through multiple lines of business allows us to better meet the changing financial needs of our clients.
   H&R Block, Inc. was organized as a corporation in 1955 under the laws of the State of Missouri, and is a holding company with operating subsidiaries providing financial services and products to the general public. “H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
   RECENT DEVELOPMENTS ... On October 26, 2004, we issued $400.0 million of 5.125% Senior Notes under our shelf registration statements. The Senior Notes are due on October 30, 2014. The proceeds from the notes were used to repay our $250.0 million in 6 3/4% Senior Notes, which were due on November 1, 2004. The remaining proceeds were used for working capital, capital expenditures, repayment of other debt and other general corporate purposes. As of April 30, 2005, we had $850.0 million available under our shelf registration statements.
   On June 8, 2005, our Board of Directors declared a two-for-one stock split of the Company’s Common Stock in the form of a 100% stock distribution, effective August 22, 2005, to shareholders of record as of the close of business on August 1, 2005.
   Developments during fiscal year 2005 within our operating segments are described below in “Description of Business.”

H&R BLOCK 2005 Form 10K

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
See discussion below and in Item 8, note 20 to our consolidated financial statements.

DESCRIPTION OF BUSINESS
TAX SERVICES
GENERAL ... Our Tax Services segment is primarily engaged in providing tax return preparation and related services and products in the United States and its territories, Canada, Australia and the United Kingdom. Revenues include fees earned for services performed at company-owned retail tax offices, royalties from franchise retail tax offices, sales of Peace of Mind (“POM”) guarantees, sales of tax preparation and other software, fees from online tax preparation, and participation in refund anticipation loans (“RALs”). Segment revenues constituted 53.4% of our consolidated revenues for fiscal year 2005, 51.6% for 2004, and 52.2% for 2003.
   Retail income tax return preparation and related services are provided by tax professionals via a system of retail offices operated directly by us or by franchisees. In addition to our retail offices, we offer a number of digital tax preparation alternatives.
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
   The following are some of the services we offer with our tax preparation service:
   PEACE OF MIND GUARANTEE ... The POM guarantee is offered to U.S. clients, whereby we (1) represent our clients if audited by the IRS, and (2) assume the cost, subject to certain limits, of additional taxes owed by a client resulting from errors attributable to one of our tax professionals. The POM program has a per client cumulative limit of $5,000 in additional taxes assessed with respect to the federal, state and local tax returns we prepared for the taxable year covered by the program.
   RALs ... RALs are offered to our U.S. clients by a designated bank through a contractual relationship with HSBC Holdings plc (“HSBC”). An eligible, electronic filing client may apply for a RAL at one of our offices. After meeting certain eligibility criteria, clients are offered the opportunity to apply for a loan from HSBC in amounts up to $9,999 based upon their anticipated federal income tax refund. We simultaneously transmit the income tax return information to the IRS and the lending bank. Within a few days or less after the filing date, the client receives a check or direct deposit in the amount of the loan, less the bank’s transaction fee, our tax return preparation fee and other fees for client-selected services. Additionally, qualifying electronic filing clients are eligible to receive their RAL proceeds, less applicable fees, in approximately one hour after electronic filing using the Instant Money service. For a RAL to be repaid, the IRS directly deposits the participating client’s federal income tax refund into a designated account at the lending bank. See related discussion of RAL participations below.
   RACs ... Refund Anticipation Checks (“RACs”) are offered to U.S. clients who may not wish to obtain a RAL or do not qualify for the RAL program, but who would like to either (1) receive their refund faster and do not have a bank account for the IRS to direct deposit their refund or (2) have their tax preparation fees paid directly out of their refund. A RAC is not a loan and is provided through a contractual relationship with HSBC.
   EASY PAY LOANS ... “EasyPay” revolving loans are offered through a contractual relationship with HSBC to clients whose tax returns reflect a balance due to the IRS. The loan has “same as cash” terms for approximately 90 days.
   EXPRESS IRAs ... Individual retirement accounts (“Express IRAs”), invested in FDIC-insured money market accounts, are offered to U.S. clients as a tax-advantaged retirement savings tool. HRBFA acts as custodian on the accounts, with the funds being invested at insured depository institutions paying competitive money market interest rates.
   TAX RETURN PREPARATION COURSES ... We offer income tax return preparation courses to the public, which teach taxpayers how to prepare income tax returns and provide us with a source of trained tax professionals.
   SOFTWARE PRODUCTS ... We develop and market TaxCut income tax preparation software, H&R Block DeductionProtm,

H&R BLOCK 2005 Form 10K

Kiplinger’s Home and Business Attorney and Kiplinger’s WILLPowerSM software products.
   TaxCut offers a simple step-by-step tax preparation interview, data imports from money management software and tax preparation software, calculations, completion of the appropriate tax forms, checking for errors and, for an additional charge, electronic filing.
   H&R Block DeductionPro helps taxpayers track and accurately value their charitable deductions by providing fair-market valuations for hundreds of commonly donated household goods.
   ONLINE TAX PREPARATION ... We offer a comprehensive range of tax services and products, from tax advice to complete professional and do-it-yourself tax return preparation and electronic filing, through our website at www.hrblock.com and www.taxcut.com. These websites allow clients to prepare their federal and state income tax returns using the Online Tax Program (“OTP”), access tax tips, advice and tax-related news and use calculators for tax planning.
   Beginning with the fiscal year 2003 tax season, we participated in the Free File Alliance (“FFA”). This alliance was created by the tax return preparation industry and the IRS, and allows filers to prepare and file their federal return online at no charge. We feel that this program increases our visibility with new clients, while also providing an opportunity to offer our state return preparation services to these new clients at our regular prices.
   CASHBACK PROGRAM ... We offer a refund discount (“CashBack”) program to our customers in Canada. Canadian law specifies the procedures we must follow in conducting the program. In accordance with current Canadian regulations, if a customer’s tax return indicates the customer is entitled to a tax refund, we issue a check to the client. The client assigns to us the full amount of the tax refund to be issued by Revenue Canada and the refund check is then sent by Revenue Canada directly to us. In accordance with the law, the discount is deemed to include both the tax return preparation fee and the fee for tax refund discounting. This program is financed by short-term borrowings. The number of returns discounted under the CashBack program in fiscal year 2005 was approximately 581,000, compared to 552,000 in 2004 and 531,000 in 2003. See discussion of the Canadian tax season extension under “Seasonality of Business.”
   CLIENTS SERVED ... We, together with our franchisees, served approximately 21.4 million clients worldwide during fiscal year 2005, compared to 21.6 million in 2004 and 21.7 in 2003. See discussion of the Canadian tax season extension under “Seasonality of Business.” We served 19.1 million clients in the U.S. during fiscal year 2005, compared to 19.3 million in 2004 and 19.5 million in 2003. “Clients served” includes taxpayers for whom we prepared income tax returns in offices, federal software units sold, online completed and paid federal returns and paid online state returns when no federal return was purchased, as well as taxpayers for whom we provided only paid electronic filing services. Returns for our U.S. clients constituted 15.5% of an IRS estimate of total individual income tax returns filed as of April 29, 2005, compared to 15.7% in 2004 and 16.0% in 2003.
   OWNED AND FRANCHISED OFFICES ... A summary of our company-owned and franchise offices is as follows:

April 30,	2005	2004	2003

U.S. OFFICES ...
Company-owned offices	5,811	5,172	4,688
Company-owned shared locations (1)	1,296	996	607

Total company-owned offices	7,107	6,168	5,295

Franchise offices	3,528	3,418	3,967
Franchise shared locations (1)	526	323	95

Total franchise offices	4,054	3,741	4,062

	11,161	9,909	9,357

INTERNATIONAL OFFICES ...
Canada	912	891	910
Australia	378	378	362
Other	10	7	6

	1,300	1,276	1,278

(1)	Shared locations include offices located within Wal-Mart, Sears or other third-party businesses.

   Offices in shared locations include 947 offices operated in Wal-Mart stores and 757 offices in Sears stores operated as “H&R Block at Sears.” The Wal-Mart agreement is in the process of being extended, with the new agreement expected to expire in May 2007, and the Sears license agreement expires in July 2007, both subject to termination rights.
   We offer franchises as a way to expand our presence in the market. Our franchise arrangements provide us with certain rights which are designed to protect our brand. Most of our franchisees receive signs, designated equipment, specialized forms, local advertising, initial training, and supervisory services, and pay us a percentage of gross tax return preparation and related service revenues as a franchise royalty.
   From time to time, we have acquired the territories of existing franchisees and other tax return preparation businesses, and will continue to do so if future conditions warrant and satisfactory terms can be negotiated. During fiscal year 2004, we made payments of $243.2 million related to the acquisition of primarily assets and stock in the franchise territories of ten of our former major franchisees. One franchisee is continuing litigation

H&R BLOCK 2005 Form 10K

challenging the post-expiration restrictive covenants and also disputing the payment due under the franchise agreement terms.
   RAL PARTICIPATIONS AND 2003 TAX SEASON WAIVER ... Since July 1996, we have been a party to agreements with HSBC and its predecessors to participate in RALs provided by a lending bank to H&R Block tax clients. The 1996 agreement was amended and restated in January 2003 and again in June 2003. In the June 2003 agreement, we obtained the right to purchase a 49.9% participation interest in RALs obtained through company-owned and regular franchise offices and a 25% interest in RALs obtained through major franchise offices. The current agreement continues through June 2006. Our purchases of the participation interests are financed through short-term borrowings, and we bear all of the credit risk associated with our interests in the RALs. Revenue from our participation is calculated as the rate of participation multiplied by the fee paid by the borrower to the lending bank. Our RAL participation revenue was $182.8 million and $168.4 million in fiscal years 2005 and 2004, respectively.
   In January 2003, we entered into an agreement with Household Tax Masters, Inc. (“Household,” subsequently acquired by HSBC), whereby we waived our right to purchase any participation interests in and to receive fees related to RALs during the period January 1 through April 30, 2003. In consideration for waiving these rights, we received a series of payments from Household, subject to certain adjustments based on delinquency rates for the 2003 tax season. We recorded revenues totaling $138.2 million during fiscal year 2003. The initial payments were recognized as revenue over the waiver period. The waiver agreement only covered the 2003 tax season.
   SEASONALITY OF BUSINESS ... Because most of our clients file their tax returns during the period from January through April of each year, substantially all of our revenues from income tax return preparation and related services and products are received during this period. As a result, our tax segment generally operates at a loss through the first eight months of the fiscal year. Historically, these losses primarily reflect wages of year-round personnel, training of tax professionals, rental and furnishing of retail tax offices, and other costs and expenses relating to preparation for the upcoming tax season. Additionally, the tax business is affected by economic conditions and unemployment rates. Peak revenues occur during the applicable tax season, as follows:

United States and Canada	January – April
Australia	July – October

   This year Revenue Canada extended the Canadian tax season to May 2, 2005. Clients served in our Canadian operations in fiscal year 2005 includes approximately 47,500 returns in both company-owned and franchise offices which were accepted by the client on May 1 and 2, 2005. The revenues related to these returns will be recognized in fiscal year 2006.
   COMPETITIVE CONDITIONS ... The retail tax services business is highly competitive. There are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Many tax return preparation firms and many firms not otherwise in the tax return preparation business are involved in providing electronic filing and RAL services to the public. Commercial tax return preparers and electronic filers are highly competitive with regard to price, service and reputation for quality. In terms of the number of offices and personal tax returns prepared and electronically filed in offices, online and via our software, we are the largest company providing direct tax return preparation and electronic filing services in the U.S. We also believe we operate the largest tax return preparation businesses in Canada and Australia.
   The Digital Tax Solutions businesses compete with a number of companies. Intuit, Inc. is the dominant supplier of tax preparation software and is also our primary competitor in the online tax preparation market. There are many smaller competitors in the online market, as well as free state-sponsored online filing programs. Price competition for tax preparation services increased in fiscal year 2005. In addition, we and Intuit, along with several other online companies participating in the FFA, began offering free online federal return preparation with no income limitations. As a result, the IRS indicated the number of free federal returns filed through the FFA increased 46%. We continue to believe the FFA offers us the opportunity to reach new clients; however, this year’s free offer captured new clients who may have otherwise paid for a return through our online business.
   GOVERNMENT REGULATION ... Primary efforts toward the regulation of U.S. commercial tax return preparers have historically been made at the federal level. Federal legislation requires income tax return preparers to, among other things, set forth their signatures and identification numbers on all tax returns prepared by them, and retain all tax returns prepared for three years. Federal laws also subject income tax return preparers to accuracy-related penalties in connection with the preparation of income tax returns. Preparers may be prohibited from further acting as income tax return preparers if they continuously and repeatedly engage in specified misconduct. With certain exceptions, the Internal Revenue Code also prohibits the use or disclosure by income tax return preparers of certain income tax return information without the prior written consent of the taxpayer. In addition, the Gramm-Leach-Bliley Act and

H&R BLOCK 2005 Form 10K

Federal Trade Commission regulations adopted thereunder require income tax preparers to adopt and disclose consumer privacy policies, and provide consumers a reasonable opportunity to “opt-out” of having personal information disclosed to unaffiliated third parties for marketing purposes. Some states have adopted or proposed strict “opt-in” requirements in connection with use or disclosure of consumer information.
   We believe the federal legislation regulating commercial tax return preparers and consumer privacy has not had and will not have a material adverse effect on the operations of H&R Block. In addition, no present state statutes of this nature have had a material adverse effect on our business. We cannot, however, predict what the effect may be of the enactment of new statutes or adoption of new regulations.
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
   Federal statutes and regulations also regulate an electronic filer’s involvement in RALs. Electronic filers must clearly explain the RAL is a loan and not a substitute for or a quicker way of receiving an income tax refund. Federal laws place restrictions on the fees an electronic filer may charge in connection with RALs. In addition, some states and localities have enacted laws and adopted regulations for RAL facilitators and/or the advertising of RALs. There are also many states that have statutes regulating, through licensing and other requirements, the activities of brokering loans, providing credit services and offering “credit repair” services to consumers for a fee (“Loan Activity Statutes”). We believe the procedures under which we facilitate RALs are structured so our activities are not included within the scope of the activities regulated by these Loan Activity Statutes. There can be no assurances, however, that states with these Loan Activity Statutes will not contend successfully that these statutes apply to the RAL business and that we will need to become licensed under the Loan Activity Statutes, otherwise comply with statutory requirements, or modify procedures so that the Loan Activity Statutes are inapplicable.
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
   Many of our income tax courses are regulated and licensed in select states. Failure to obtain a tax school license could limit our ability to develop interest in tax preparation as a career or obtain qualified tax professionals.
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
   As noted above under “Owned and Franchised Offices,” many of the income tax return preparation offices operating in the U.S. under the name “H&R Block” are operated by franchisees. Certain aspects of the franchisor/franchisee relationship have been the subject of regulation by the Federal Trade Commission and by various states. The extent of regulation varies, but relates primarily to disclosures to be made in connection with the grant of franchises and limitations on termination by the franchisor under the franchise agreement. To date, no such regulation has materially affected our business. We cannot predict, however, the effect of applicable statutes or regulations that may be enacted or adopted in the future.
   We also seek to determine the applicability of all government and self-regulatory organization statutes, ordinances, rules and regulations in the international countries in which we operate (collectively, “Foreign Laws”) and to comply with these Foreign Laws. We cannot predict what effect the enactment of future Foreign Laws, changes in interpretations of existing Foreign Laws, or the results of future regulator inquiries regarding the applicability of Foreign Laws may have on our segments, any particular subsidiary, or our consolidated financial statements.
   Statutes and regulations relating to income tax return preparers, electronic filing, franchising and other areas affecting

H&R BLOCK 2005 Form 10K

the income tax business also exist in other countries in which we operate. In addition, the Canadian government regulates the refund-discounting program in Canada. These laws have not materially affected our international operations.
   See discussion in “Risk Factors” for additional information.

MORTGAGE SERVICES
GENERAL ... Our Mortgage Services segment originates mortgage loans, services non-prime mortgage loans and sells and securitizes mortgage loans and residual interests in the U.S. Revenues primarily consist of gains from sales and securitizations of mortgage assets, accretion on residual interests and servicing fee income. Segment revenues constituted 28.2% of our consolidated revenues for fiscal year 2005 and 31.2% for 2004 and 30.8% for 2003.
   We originate both non-prime and prime mortgage loans. Non-prime mortgages are those that may not be offered through government-sponsored loan agencies and typically involve borrowers with limited income documentation, high levels of consumer debt or past credit problems. Even though these borrowers have credit problems, they also tend to have equity in the property that will be used to secure the loan. Prime mortgages are those that may be offered through government sponsored loan agencies. We conduct business through four channels:

▪	Option One’s wholesale origination channel works with independent brokers throughout the U.S. to fund non-prime mortgage loans through a national branch network. Wholesale originations represent the majority of Option One’s total loan production.
▪	HRBMC originates residential mortgage loans directly to retail consumers through various sales channels, including 37 loan production offices, of which four are regional offices, in 26 states in fiscal year 2005.
▪	Option One’s national accounts channel forms partnerships with financial institutions, including national and regional banks, to allow them to offer non-prime loans.
▪	Option One’s bulk acquisitions channel specializes in the purchase of performing non-prime mortgage loan pools.
   Option One is headquartered in Irvine, California and operates in 48 states by serving 42,000 mortgage broker locations and through its network of 36 wholesale loan production branches and six national accounts branches. HRBMC, a wholly-owned subsidiary of Option One, is a retail mortgage lender for prime, non-prime and government loans and is licensed to conduct business in all 50 states. HRBMC is an approved seller/servicer for Fannie Mae and Freddie Mac and is HUD authorized to originate and underwrite FHA and VA mortgage loans.
   LOAN ORIGINATION ... The following table details our originations by channel for fiscal years 2005, 2004 and 2003:

(in 000s)

Year Ended April 30,	2005	2004	2003

Wholesale	$21,841,783	$16,828,138	$11,434,138
Retail	4,023,914	3,105,021	2,918,378
National accounts	3,974,224	2,642,944	1,814,092
Bulk acquisitions	1,161,803	679,910	411,013

	$31,001,724	$23,256,013	$16,577,621

   Information regarding our non-prime loan originations is as follows:

(dollars in 000s)

Year Ended April 30,	2005	2004	2003

Loan type:
2-year ARM	61.6%	63.4%	70.3%
3-year ARM	4.0%	5.2%	5.1%
Fixed 1st	17.7%	28.7%	23.9%
Fixed 2nd	3.8%	1.6%	0.7%
Interest only 1st	12.6%	0.7%	– %
Other	0.3%	0.4%	– %
Loan purpose:
Cash-out refinance	63.5%	67.1%	64.9%
Purchase	30.8%	26.0%	26.9%
Rate or term refinance	5.7%	6.9%	8.2%
Loan characteristics:
Average loan size	$160	$151	$144
Weighted-average loan-to-value	78.9%	78.1%	78.7%
Weighted-average FICO score	614	608	604

   WHOLESALE. Wholesale loan originations involve an independent broker who assists the borrower in completing the loan application, which includes securing information regarding their assets, liabilities, income, credit history, employment history and personal information. We require a credit report on each applicant from an industry-recognized credit reporting company. In evaluating an applicant’s credit history, we use credit bureau risk scores, generally known as a FICO score, which is a statistical ranking of likely future credit performance developed by Fair, Isaac & Company and provided by the three national credit data repositories. Qualified independent appraisers are required to appraise mortgaged properties used to secure mortgage loans. The broker then identifies a lender who offers a loan product best suited to the borrower’s financial

H&R BLOCK 2005 Form 10K

needs. No one broker currently originates more than 0.6% of our total non-prime production.
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
   RETAIL. HRBMC originates our retail mortgage loans. In fiscal year 2005, 75% of our retail originations were non-prime and 25% were prime, compared to 59% and 41%, respectively, in 2004. These loans are processed by loan officers in HRBMC offices. Approximately one-third of these offices are co-located with our retail tax offices. The co-located offices are key to working towards our mission of becoming our clients’ tax and financial partner. During fiscal year 2005, approximately 35% of HRBMC’s loans were made to existing H&R Block clients compared to 49% in 2004.
   The application and approval process in our retail locations is similar to those described above under “Wholesale.” Retail mortgage loans are originated with the intent to sell.
   SALE AND SECURITIZATION OF LOANS ... Substantially all non-prime mortgage loans are sold daily to qualifying special purpose entities (“Trusts”). See discussion of our loan sale and securitization process in Item 7, under “Off-Balance Sheet Financing Arrangements.”
   Substantially all of our retail prime mortgage loans are sold to Countrywide Home Loans, Inc. (“Countrywide”). The majority of mortgage loans sold to Countrywide are underwritten through an automated system under which Countrywide assumes our representations and warranties, which comply with Countrywide’s underwriting guidelines. This agreement allows us to achieve improved execution due to price, efficiencies in delivery, and elimination of redundancies in operations. We do not retain servicing rights related to the prime mortgage loans. HRBMC non-prime mortgage loans are sold to Option One. See discussion of our prime warehouse line in Item 7, under “Capital Resources and Liquidity by Segment.”
   SERVICING ... Loan servicing involves collecting and remitting mortgage loan payments, making required advances, accounting for principal and interest, holding escrow for payment of taxes and insurance and contacting delinquent borrowers. We receive loan-servicing fees monthly over the life of the mortgage loans. We only service non-prime mortgage loans. At the end of fiscal year 2005, we serviced 435,290 loans totaling $68.0 billion, compared to 324,364 loans totaling $45.3 billion at April 30, 2004 and 246,463 loans totaling $31.3 billion at April 30, 2003.
   The following table summarizes our servicing portfolio by origin and includes related mortgage servicing rights (“MSRs”) as of April 30, 2005 and the rate we earned on each type of servicing during fiscal year 2005:

(dollars in 000s)

Type of Servicing	Principal Balance	MSR Balance	Rate Earned

Originated	$47,376,295	$166,614	0.41%
Sub-servicing	20,450,482	–	0.22%
Purchased	167,687	–	0.51%

Total	$67,994,464	$166,614	0.36%

   When non-prime loans are sold or securitized, we generally retain the right to service the loans, which results in MSR assets and liabilities being recorded on our balance sheet. Assumptions used in estimating the value of MSRs are discussed in Item 8, note 1 to our consolidated financial statements. In addition to servicing loans we originate, we also service non-prime loans originated by other lenders, designated in the above table as sub-servicing. MSRs are recorded only in conjunction with our originated or purchased loan-servicing portfolio.
   GEOGRAPHIC DISTRIBUTION ... The following table details the percent of non-prime loan origination volume and our loan origination branches by state, excluding our Retail channel, for fiscal years 2005 and 2004:

	2005		2004

	Percent of	Number of	Percent of	Number of
State	Volume	Branches	Volume	Branches

California	21.8%	8	18.8%	5
New York	11.5%	2	14.4%	2
Massachusetts	8.4%	2	10.2%	1
Florida	7.2%	4	6.4%	4
New Jersey	5.3%	3	5.1%	3
Other	45.8%	23	45.1%	25

   COMPETITIVE CONDITIONS ... Both the non-prime and prime sectors of the residential mortgage loan market are highly competitive. The principal methods of competition are price, service and product differentiation. There are a substantial number of companies competing in the residential loan market, including mortgage banking companies, commercial banks,

H&R BLOCK 2005 Form 10K

savings associations, credit unions and other financial institutions. There are also numerous companies competing in the business of servicing non-prime loans. No one firm is a dominant supplier of non-prime and prime mortgage loans or a dominant servicer of non-prime loans. Inside B&C Lending ranked Option One as the number seven originator, based on market share as of December 31, 2004, and the number four servicer, based on servicing volume as of December 31, 2004, of non-prime loans in the industry.
   SEASONALITY OF BUSINESS ... Residential mortgage volume is not subject to significant seasonal fluctuations. The mortgage business is cyclical, however, and directly affected by national economic conditions, trends in business and finance and is impacted by changes in interest rates.
   GOVERNMENT REGULATION ... Mortgage loans purchased, originated and/or serviced are subject to federal laws and regulations, including:

▪	The federal Truth-in-Lending Act, as amended, and Regulation Z promulgated thereunder;
▪	The Equal Credit Opportunity Act, as amended, and Regulation B promulgated thereunder;
▪	The Fair Credit Reporting Act, as amended;
▪	The federal Real Estate Settlement Procedures Act, as amended, and Regulation X promulgated thereunder;
▪	The Home Ownership Equity Protection Act (“HOEPA”);
▪	The Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended;
▪	The Home Mortgage Disclosure Act (“HMDA”) and Regulation C promulgated thereunder;
▪	The federal Fair Housing Act;
▪	The Gramm-Leach-Bliley Act and regulations adopted thereunder; and
▪	Certain other laws and regulations.
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
   In recent years, there has been a noticeable increase in state, county and municipal statutes, ordinances and regulations that prohibit or regulate so-called “predatory lending” practices. Predatory lending statutes such as HOEPA, regulate “high-cost loans,” which are defined separately by each state, county or municipal statute, regulation or ordinance, but generally include mortgage loans with interest rates exceeding a (1) specified margin over the Treasury Index for a comparable maturity, or (2) designated percentage of points and fees. Statutes, ordinances and regulations that regulate high-cost loans generally prohibit mortgage lenders from engaging in certain defined practices, or require mortgage lenders to implement certain practices, in connection with any mortgage loans that fit within the definition of a high-cost loan. We do not originate loans which meet the definition of high-cost loans under any law.
   Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and we relied on the federal Alternative Mortgage Transactions Parity Act (“Parity Act”) and related rules issued in the past by the Office of Thrift Supervision (“OTS”) to preempt state limitations on prepayment penalties. In September 2003, the OTS released a new rule that reduced the scope of the Parity Act preemption effective July 1, 2004 and, as a result, we can no longer rely on the Parity Act to preempt state restrictions on prepayment penalties. The elimination of this federal preemption requires compliance with state restrictions on prepayment penalties. These restrictions prohibit us from charging any prepayment penalty in six states and restrict the amount or duration of prepayment penalties that we may impose in an additional eleven states. This places us at a competitive disadvantage relative to financial institutions that continue to enjoy federal preemption of such state restrictions. Such institutions can charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rate and loan fee structures that are more attractive than the interest rate and loan fee structures that we are able to offer.
   See discussion in “Risk Factors” for additional information.

BUSINESS SERVICES
GENERAL ... Our Business Services segment offers middle-market companies accounting, tax and consulting services. We have continued to expand the services we offer our clients by adding wealth management, retirement resources, payroll services, corporate finance and financial process outsourcing. Segment revenues constituted 13.0% of our consolidated revenues for fiscal year 2005, 11.8% for 2004 and 11.6% for 2003.
   This segment consists primarily of RSM McGladrey, Inc., which provides tax, accounting, and business consulting services in

H&R BLOCK 2005 Form 10K

more than 90 offices in 23 states and offers services in 18 of the top 25 U.S. markets.
   Services are also provided by the following wholly-owned subsidiaries:

▪	RSM McGladrey Retirement Resources administers retirement plans, helps clients design the best plan for their needs, and provides retirement plan investment advice, year-end compliance, tax reporting and consulting.
▪	RSM EquiCo, Inc. is an investment banking firm specializing in business valuations, acquisitions and divestitures for private middle-market businesses.
▪	RSM McGladrey Employer Services, Inc. (formerly known as “MyBenefitSource, Inc.”) is a provider of payroll and benefits administration services to middle-market businesses.
▪	RSM McGladrey Financial Process Outsourcing, Inc. is a provider of accounting, reporting, payroll and bill paying services to distributors/franchisors and their population of retailers/franchisees.
▪	PDI Global, Inc. provides marketing, communications and visibility programs, tax and financial planning guides, and marketing and management consulting services to accountants, consultants, lawyers, banks, insurers, and other financial service providers.
   RELATIONSHIP WITH MCGLADREY & PULLEN, LLP ... By regulation, we cannot provide audit and attest services. McGladrey & Pullen, LLP (“M&P”), a public accounting firm, provides audit and review services and other services in which M&P issues written reports on client financial statements. Through an administrative services agreement with M&P, we provide accounting, payroll, human resources and other administrative services to M&P and receive a management fee for these services. We also have a cost-sharing arrangement with M&P, whereby they reimburse us for the costs of certain items, mainly supplies and for the use of RSM owned property and equipment. M&P is a limited liability partnership with its own governing body and, accordingly, is a separate legal entity and is not an affiliate. Some partners and employees of M&P are also our employees.
   SEASONALITY OF BUSINESS ... Revenues for this segment are largely seasonal in nature, with peak revenues occurring during January through April.
   COMPETITIVE CONDITIONS ... The accounting, tax and consulting business is highly competitive. The principal methods of competition are price, service and reputation for quality. There are a substantial number of accounting firms offering similar services at the international, national, regional and local levels. As our focus is on middle-market businesses, our principal competition is with national and regional accounting firms. We believe we have a competitive advantage in the geographic areas in which we are currently located based on the breadth of services we can offer to these clients above and beyond what a traditional accounting firm can offer.
   GOVERNMENT REGULATION ... Many of the same federal and state regulations relating to tax preparers and the information concerning tax reform discussed above in the “Government Regulation” section of “Tax Services” apply to the Business Services segment as well. However, accountants are not subject to the same prohibition on the use or disclosure of certain income tax return information as tax professionals. Accounting firms are also subject to state and federal regulations governing accountants, auditors and financial planners. Various legislative and regulatory proposals have been made relating to auditor independence and accounting oversight, among others. Some of these proposals, if adopted, could have an impact on RSM’s operations. We believe current state and federal regulations and known legislative and regulatory proposals do not and will not have a material adverse effect on our operations, but we cannot predict what the effect of future legislation, regulations and proposals may be.
   Independence rules established by the SEC and the Public Company Accounting Oversight Board (“PCAOB”) apply to M&P as a public accounting firm. In applying its auditor independence rules, the SEC views us and M&P as a single entity and requires that we abide by its independence rules for M&P to be deemed independent of any SEC audit client. The SEC regards any financial interest or business relationship we have with a client of M&P as a financial interest or business relationship between M&P and the client for purposes of applying its auditor independence rules.
   We and M&P have jointly developed and implemented policies, procedures and controls designed to safeguard M&P’s independence and integrity as an audit firm in compliance with applicable regulations and professional responsibilities. These policies, procedures and controls are designed to monitor and prevent violations of applicable independence rules and include, among others, (1) informing our officers, directors and other members of management concerning auditor independence matters, (2) procedures for monitoring securities ownership, (3) communicating with SEC audit clients regarding the SEC’s interpretation and application of relevant independence rules and guidelines, and (4) requiring RSM employees to comply with M&P’s independence and relationship policies (including M&P’s independence compliance questionnaire procedures). We believe these policies, procedures and controls are adequate, although there can be no assurances they will ensure compliance with applicable independence rules and requirements. Any

H&R BLOCK 2005 Form 10K

noncompliance could cause M&P to lose the ability to perform audits of financial statements filed with the SEC.
   See discussion in “Risk Factors” for additional information.

INVESTMENT SERVICES
GENERAL ... Our Investment Services segment provides brokerage services and investment planning through HRBFA to our clients in the U.S. Services offered to our customers include traditional brokerage services, as well as annuities, insurance, fee-based accounts, online account access, equity research and focus lists, model portfolios, asset allocation strategies, and other investment tools and information. Segment revenues constituted 5.4% of our consolidated revenues for fiscal years 2005, 2004 and 2003.
   HRBFA is a registered broker-dealer with the SEC and is a member of the New York Stock Exchange (“NYSE”), other national securities exchanges, Securities Investor Protection Corporation (“SIPC”), and the National Association of Securities Dealers, Inc. (“NASD”). HRBFA is also a registered investment advisor.
   The integration of investment advice with our tax client base allows us to leverage an already established relationship. In the past two years, new service offerings have allowed us to shift our focus from a transaction-based client relationship to a more advice-based focus.
   CUSTOMER ACTIVITY ... Customer trades in fiscal year 2005 totaled approximately 0.9 million, compared to approximately 1.0 million in 2004 and approximately 0.9 million in 2003. Average revenue per trade increased to $123.33 in fiscal year 2005, up from $119.36 in 2004 and $120.15 in 2003. We had 431,749 traditional brokerage accounts at April 30, 2005, compared to 463,736 at 2004 and 501,001 at 2003.
   FINANCIAL SERVICES OFFERINGS ... We offer a full range of financial services, including financial planning, college savings products, flexible brokerage accounts with cash management features, and a comprehensive line of insurance annuity products. Clients may also open professionally managed accounts.
   As previously discussed in “Tax Services,” we offer our tax clients the opportunity to open an Express IRA through HRBFA as a part of the tax return preparation process. Clients opened approximately 106,500 Express IRAs during tax season 2005, approximately 145,400 in 2004 and approximately 105,400 in 2003.
   We act as a dealer in fixed income markets including corporate and municipal bonds, various U.S. Government and U.S. Government Agency securities and certificates of deposit.
   FINANCIAL ADVISORS ... Key to our future success is retention and recruiting productive financial advisors. One of our key initiatives in fiscal year 2005 was to build revenues through the addition of financial advisors. During fiscal years 2005 and 2004, we added 258 and 255 advisors, respectively. These additions were offset by attrition of 233 and 230 advisors, respectively. Our overall retention rate for fiscal year 2005 was approximately 77%, essentially flat with the prior year. The retention rate for our higher-producing advisors was approximately 92%, down slightly from 93% in 2004. Advisor productivity by recruitment class is as follows:

	(in 000s)

	Revenue	Total Production
	Per Advisor	Revenues

Fiscal year 2005 ...
Pre-2003 class	$230	$121,342
2003 recruits	114	16,416
2004 recruits	98	19,941
2005 recruits	65	8,203
Fiscal year 2004 ...
Pre-2003 class	$216	$135,128
2003 recruits	84	17,717
2004 recruits	61	7,664

   Financial advisors generally reach full productivity levels approximately 24 to 36 months after they join our company.
   PARTNERING WITH TAX PROFESSIONALS ... The H&R Block Preferred Partner Programsm facilitates strategic, referral-based partnerships between tax professionals and financial advisors. The program includes the Licensed Referral Tax Professional (“LRTP”) program and, new for fiscal year 2005, a non-licensed option, which allows non-licensed tax professionals to gain additional rewards and recognition when making qualified client referrals to financial advisor partners. The LRTP program helps tax professionals become licensed to sell securities, teaming them with a financial advisor and providing a commission to the LRTP for business referred to Investment Services.
   As of April 30, 2005, our Preferred Partner Program had 6,442 active tax partners, of which 686 were licensed. We had 461 licensed tax partners at the end of fiscal year 2004. As a result of this initiative, we added 18,164 new customer accounts and assets totaling $573.0 million during the current fiscal year. We will continue to increase the number of tax partners in the coming year.
   INTEGRATED ONLINE SERVICES ... We have an online investment center on our website at www.hrblock.com. Online users have the opportunity to open accounts, obtain research, create investment plans, buy and sell securities, and view the status of their accounts.

H&R BLOCK 2005 Form 10K

   OFFICE LOCATIONS ... HRBFA is authorized to do business as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico. At the end of fiscal year 2005, we operated 257 branch offices, compared to approximately 358 offices in 2004 and 600 in 2003. The reduced number of branch offices is primarily due to the evolution of our tax-partnering program, which now locates financial advisors in retail tax offices. At April 30, 2005, we had 94 offices co-located with retail tax and mortgage offices. We believe the existence of these locations contributes to our growth and client satisfaction.
   COMPETITIVE CONDITIONS ... HRBFA competes directly with a broad range of companies seeking to attract consumer financial assets, including full-service brokerage firms, discount and online brokerage firms, mutual fund companies, investment banking firms, commercial and savings banks, insurance companies and others. The financial services industry has become considerably more concentrated as numerous securities firms have been acquired by or merged into other firms. Some of these competitors have greater financial resources than HRBFA and offer additional financial services. In addition, we expect competition from domestic and international commercial banks and larger securities firms to continue to increase as a result of legislative and regulatory initiatives in the U.S., including the passage of the Gramm-Leach-Bliley Act in November 1999 and the implementation of the U.S.A. Patriot Act in April 2002. These initiatives strive to remove or relieve certain restrictions on mergers between commercial banks and other types of financial services providers and extend privacy provisions and anti-money laundering procedures across the financial services industry.
   Discount brokerage firms and online-only financial services providers compete vigorously with HRBFA with respect to commission charges. Some full-commission brokerage firms also offer greater product breadth, discounted commissions and more robust online services to selected retail brokerage customers. Additionally, some competitors in both the full-commission and discount brokerage industries have substantially increased their spending on advertising and direct solicitation of customers.
   Competition in the online trading business has become similarly intense as recent expansion and customer acceptance of conducting financial transactions online has attracted new brokerage firms to the market.
   We compete based on quality of service, breadth of services offered, prices, accessibility through delivery channels, technological innovation and expertise and integration with our tax services relationships.
   SEASONALITY OF BUSINESS ... The Investment Services segment does not, as a whole, experience significant seasonal fluctuations. The securities business is cyclical, however, and directly affected by national and global economic and political conditions, trends in business and finance and changes in the conditions of the securities markets in which our clients invest.
   GOVERNMENT REGULATION ... The securities industry is subject to extensive regulation covering all aspects of the securities business, including registration of our offices and personnel, sales methods, the acceptance and execution of customer orders, the handling of customer funds and securities, trading practices, capital structure, record keeping policies and practices, margin lending, execution and settlement of transactions, the conduct of directors, officers and employees, and the supervision of employees. The various governmental authorities and industry self-regulatory organizations that have supervisory and regulatory jurisdiction over us generally have broad enforcement powers to censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees who violate applicable laws or regulations.
   The SEC is the federal agency responsible for the administration of the federal securities laws. The SEC has delegated much of the regulation of broker-dealers to self-regulatory organizations, principally the NASD, Inc., Municipal Securities Rulemaking Board and the NYSE, which has been designated as HRBFA’s primary regulator. These self-regulatory organizations adopt rules, subject to SEC approval, governing the industry and conduct periodic examinations of HRBFA’s brokerage operations and clearing activities. Securities firms are also subject to regulation by state securities administrators in states in which they conduct business.
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

H&R BLOCK 2005 Form 10K

SERVICE MARKS, TRADEMARKS AND PATENTS ...
We have made a practice of selling our services and products under service marks and trademarks and of obtaining protection for these by all available means. Our service marks and trademarks are protected by registration in the U.S. and other countries where our services and products are marketed. We consider these service marks and trademarks, in the aggregate, to be of material importance to our business, particularly our business segments providing services and products under the “H&R Block” brand.
   We have no registered patents that are material to our business.

EMPLOYEES ...
We have approximately 13,400 regular full-time employees. The highest number of persons we employed during the fiscal year ended April 30, 2005, including seasonal employees, was approximately 133,800.

RISK FACTORS ...
In this report, and from time to time throughout the year, we share our expectations for the Company’s future performance. The following explains the critical risk factors impacting our business and reasons actual results may differ from our expectations. This discussion does not intend to be a comprehensive list and there may be other risks and factors that may have an effect on our business.
   LIQUIDITY AND CAPITAL ... We use capital primarily to fund working capital requirements, pay dividends, repurchase shares of our common stock and acquire businesses. We are dependent on the use of our off-balance sheet arrangements to fund our daily non-prime originations and the secondary market to securitize and sell mortgage loans and residual interests. See Item 7, under “Off-Balance Sheet Financing Arrangements.” We are also dependent on commercial paper issuances and/or bank lines to fund RAL participations and seasonal working capital needs. A disruption in such markets could adversely affect our access to these funds. To meet our future financing needs, we may issue additional debt or equity securities.
   LITIGATION ... We are involved in lawsuits in the normal course of our business related to RALs, our Peace of Mind guarantee program, electronic filing of tax returns, Express IRAs, losses incurred by customers in their investment accounts, mortgage lending activities and other matters. Adverse outcomes related to litigation could result in substantial damages and could adversely affect our results of operations. Negative public opinion can also result from our actual or alleged conduct in such claims, possibly damaging our reputation and adversely affecting the market price of our stock. See Item 3, “Legal Proceedings” for additional information.
   PRIVACY OF CLIENT INFORMATION ... We manage highly sensitive client information in all of our operating segments, which is regulated by law. Problems with the safeguarding and proper use of this information could result in regulatory actions and negative publicity, which could adversely affect our reputation and results of operations.
   INTERNAL CONTROL CERTIFICATION ... We have documented and tested our internal control procedures in accordance with various SEC rules governing Section 404 of the Sarbanes-Oxley Act (“SOX 404”). SOX 404 requires us to assess the effectiveness of our internal controls over financial reporting annually, and obtain an opinion on these controls from our Independent Registered Public Accounting Firm. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent auditors. Additionally, management’s assessment of our internal controls over financial reporting may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. As a part of Management’s assessment of our internal controls over financial reporting as of April 30, 2005, a material weakness was identified in the Company’s accounting for income taxes. The material weakness in internal controls resulted from insufficient resources in the corporate tax function to accurately identify, evaluate and report, in a timely manner, non-routine and complex transactions. The Company also determined that it had not completed the requisite historical analysis and related reconciliations to ensure tax balances were appropriately stated prior to the completion of the Company’s internal control activities. These deficiencies resulted in errors in the Company’s accounting for income taxes. These errors were corrected prior to issuance of the consolidated financial statements as of and for the year ended April 30, 2005. As a result, KPMG has issued an adverse opinion with respect to our internal controls over financial reporting and their report is included in Item 8. Should we, or our independent auditors, determine in future periods that we have additional material weaknesses in our internal controls over financial reporting, our results of

H&R BLOCK 2005 Form 10K

operations or financial condition may be adversely affected and the price of our common stock may decline.
   OPERATIONAL RISK ... There is a risk of loss resulting from inadequate or failed processes or systems, theft or fraud. These can occur in many forms including, among others, errors, business interruptions, inappropriate behavior of or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements. These events can potentially result in financial losses or other damages. We rely on internal and external information and technological systems to manage our operations and are exposed to risk of loss resulting from breaches in the security, or other failures of these systems. Replacement of our major operational systems could have a significant impact on our ability to conduct our core business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during the implementation of new information and transaction systems.
TAX SERVICES
COMPETITIVE POSITION ... Increased competition for tax preparation clients in our retail offices, online and software channels could adversely affect our current market share and limit our ability to grow our client base. See clients served statistics included in Item 7, under “Tax Services.”
   REFUND ANTICIPATION LOANS ... Changes in government regulation related to RALs could adversely affect our ability to offer RALs or our ability to purchase participation interests. Changes in IRS practices could adversely affect our ability to use the IRS debt indicator to limit our bad debt exposure. Changes in any of these, as well as possible litigation related to RALs, may adversely affect our results of operations. See discussion of RAL litigation in Item 3, “Legal Proceedings.”
MORTGAGE SERVICES
COMPETITIVE POSITION ... The majority of our mortgage loan applications are submitted through a network of brokers who have relationships with many other mortgage lenders. Unfavorable changes in our pricing, service or other factors could result in a decline in our mortgage origination volume. A decline in our servicer ratings could adversely affect our pricing and origination volume. Increased competition among mortgage lenders can also result in a decline in coupon rates offered to our borrowers, which in turn lowers margins and could adversely affect our gains on sales of mortgage loans.
   MARKET RISKS ... Our day-to-day operating activities of originating and selling mortgage loans have many aspects of interest rate risk. Additionally, the valuation of our retained residual interests and mortgage servicing rights includes many estimates and assumptions made by management surrounding interest rates, prepayment speeds and credit losses. Variation in interest rates or the factors underlying our assumptions could affect our results of operations. See Item 7A, under “Mortgage Services,” for discussion of interest rate risk, and Item 7, under “Critical Accounting Policies,” for discussion of our valuation methodology.
   LEGISLATION AND REGULATION ... Several states and cities are considering or have passed laws, regulations or ordinances aimed at curbing predatory lending and servicing practices. The federal government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing federal HOEPA thresholds for defining a “high-cost” loan and establishing enhanced protections and remedies for borrowers who receive such loans. If unfavorable laws and regulations are passed, it could restrict our ability to originate loans. If rating agencies refuse to rate our loans, loan buyers may not want to purchase loans labeled as “high-cost,” and it could restrict our ability to sell our loans in the secondary market. Accordingly, all of these items could adversely affect our results of operations.
   In 2002, the Federal Reserve Board adopted changes to Regulation C promulgated under the HMDA. Among other things, the new regulations require lenders to report pricing data on loans with annual percentage rates that exceed the yield on treasury bills with comparable maturities by 3%. The expanded reporting takes effect in 2004 for reports filed in 2005. We anticipate that a majority of our loans would be subject to the expanded reporting requirements. The expanded reporting does not provide for additional loan information such as credit risk, debt-to-income ratio, loan-to-value ratio, documentation level or other salient loan features. However, reported information may lead to increased litigation as the information could be misinterpreted by third parties and could adversely affect our results of operations.
   COUNTERPARTY CREDIT RISK ... Derivative instruments involve counterparty credit risk, which is the risk that a counterparty may fail to perform on its contractual obligations. We manage this risk through the use of a policy that includes credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition, use of master netting agreements with counterparties, and exposure limits based on counterparty credit, exposure amount and management risk tolerance. The policy is reviewed on an annual basis and as conditions warrant. See Item 7A, under “Mortgage Services,” and Item 8, note 9 to our consolidated financial statements for discussion of our derivative instruments.

H&R BLOCK 2005 Form 10K

   REAL ESTATE MARKET ... Our residual interests and beneficial interest in Trusts are secured by mortgage loans, which are in turn secured by residential real estate. Any material decline in real estate values would likely result in higher delinquencies, defaults and foreclosures. Additionally, a significant portion of the mortgage loans we originate or service is secured by properties in California. A decline in the economy or the residential real estate market values, or the occurrence of a natural disaster not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties in California. Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to originate and sell loans, the prices we receive on our loans, or the values of our mortgage servicing rights and residual interests in securitizations, which could adversely affect our financial condition and results of operations.
BUSINESS SERVICES
ALTERNATIVE PRACTICE STRUCTURE WITH M&P ... Our relationship with M&P requires us to comply with applicable auditor independence rules and requirements. In addition, our relationship with M&P closely links our RSM McGladrey brand with M&P. If M&P were to encounter problems concerning its independence as a result of its relationship with us or if significant litigation arose concerning M&P or its services, our brand reputation and our ability to realize the mutual benefits of our relationship, such as the ability to attract and retain quality professionals, could be impaired.
INVESTMENT SERVICES
REGULATORY ENVIRONMENT ... The broker-dealer industry has recently come under increased scrutiny by federal and state regulators and self-regulatory agencies and, as a result, more focus has been placed on compliance issues. If we do not comply with these regulations, it could result in regulatory actions and negative publicity, which could adversely affect our results of operations and our ability to recruit and retain qualified advisors. Negative public opinion about our industry could damage our reputation even if we are in compliance with such regulations.
   INTEGRATION INTO THE H&R BLOCK BRAND ... We are working to foster an advice-based relationship with our tax clients through our retail tax office network. This advice-based relationship is key to the integration of Investment Services into the H&R Block brand and deepening our current client relationships. If we are unable to successfully integrate, it may significantly impact our ability to differentiate our business from other tax providers and grow our client base.
   RECRUITING AND RETENTION OF FINANCIAL ADVISORS ... Attracting and retaining experienced financial advisors is extremely competitive in the investment industry. Additionally, in this industry, clients tend to follow their advisors, regardless of their affiliated investment firm. The inability to recruit and retain qualified and productive advisors, may adversely affect our results of operations.
   RECURRING OPERATING LOSSES ... Continuing operating losses in our Investment Services segment may impact the valuation of goodwill and intangible assets. Such losses could also necessitate additional capital contributions to comply with regulatory requirements. The inability to operate this segment in a profitable manner may adversely affect our results of operations.

AVAILABILITY OF REPORTS AND OTHER INFORMATION ...
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through our website at www.hrblock.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.
   Copies of the following corporate governance documents are posted on our website: (1) The Amended and Restated Articles of Incorporation of H&R Block, Inc., (2) The Amended and Restated Bylaws of H&R Block, Inc., (3) The H&R Block, Inc. Corporate Governance Guidelines, (4) the H&R Block, Inc. Code of Business Ethics and Conduct, (5) the H&R Block, Inc. Audit Committee Charter, (6) the H&R Block, Inc. Governance and Nominating Committee Charter, and (7) the H&R Block, Inc. Compensation Committee Charter. If you would like a printed copy of any of these corporate governance documents, please send your request to the Office of the Secretary, H&R Block, Inc., 4400 Main Street, Kansas City, Missouri 64111.
   Information contained on our website does not constitute any part of this report.

H&R BLOCK 2005 Form 10K

ITEM 2. PROPERTIES
We own our corporate headquarters, which are located in Kansas City, Missouri. We have leased additional office space for corporate, Tax Services and Investment Services personnel, as necessary, in Kansas City, Missouri.
   Most of our tax offices, except those in shared locations, are operated under leases throughout the U.S. Our Canadian executive offices are located in a leased office in Calgary, Alberta. Our Canadian tax offices are operated under leases throughout Canada.
   Option One’s executive offices are located in leased offices in Irvine, California. HRBMC is headquartered in leased offices in Lake Forest, California. Option One and HRBMC also lease offices for their loan origination and servicing centers and branch office operations throughout the U.S.
   The executive offices of HRBFA are located in leased offices in Detroit, Michigan. Branch offices are operated throughout the U.S., in a combination of leased and owned facilities.
   RSM’s executive offices are located in leased offices in Bloomington, Minnesota. Its administrative offices are located in leased offices in Davenport, Iowa. RSM also leases office space throughout the U.S.
   We began construction of new corporate headquarters during fiscal year 2005, which will allow us to consolidate the majority of our Kansas City-based personnel into one facility. The new building will be located in downtown Kansas City, Missouri and we expect it to be completed in fiscal year 2007.
   All current leased and owned facilities are in good repair and adequate to meet our needs.

ITEM 3. LEGAL PROCEEDINGS
The information below should be read in conjunction with the information included in Item 8, note 18 to our consolidated financial statements.
   RAL LITIGATION ... We have been named as a defendant in numerous lawsuits throughout the country regarding our refund anticipation loan programs (collectively, “RAL Cases”). Plaintiffs in the RAL Cases have alleged, among other things, that disclosures in the RAL applications were inadequate, misleading and untimely; that the RAL interest rates were usurious and unconscionable; that we did not disclose that we would receive part of the finance charges paid by the customer for such loans; breach of state laws on credit service organizations; breach of contract; unjust enrichment; unfair and deceptive acts or practices; violations of the Racketeer Influenced and Corrupt Organizations Act; violations of the Fair Debt Collection Practices Act; and that we owe, and breached, a fiduciary duty to our customers in connection with the RAL program. In many of the RAL Cases, the plaintiffs seek to proceed on behalf of a class of similarly situated RAL customers, and in certain instances the courts have allowed the cases to proceed as class actions. In other cases, courts have held that plaintiffs must pursue their claims on an individual basis, and may not proceed as a class action. The amounts claimed in the RAL Cases have been very substantial in some instances.
   We have successfully defended against numerous RAL Cases, although several of the RAL Cases are still pending. Of the RAL Cases that are no longer pending, some were dismissed on our motions for dismissal or summary judgment and others were dismissed voluntarily by the plaintiffs after denial of class certification. Other cases were settled, with one settlement resulting in a pretax expense of $43.5 million in fiscal year 2003 (the “Texas RAL Settlement”).
   We believe we have meritorious defenses to the RAL Cases and we intend to defend the remaining RAL Cases vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate. Likewise, there can be no assurances regarding the impact of the RAL Cases on our financial statements. We have accrued our best estimate of the probable loss related to the RAL Cases. The following is updated information regarding the pending RAL Cases that are class actions or putative class actions:
   Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al., (formerly Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., Block Financial Corporation, et al.) Case No. 98 C 2178, United States District Court for the Northern District of Illinois, Eastern Division, instituted on April 18, 1998. In March 2004, the court either dismissed or decertified all of the plaintiffs’ claims other than part of one count alleging violations of the racketeering and conspiracy provisions of the Racketeer Influenced and Corrupt Organizations Act. On May 9, 2005, the parties agreed to a settlement, subject to court approval. The settlement agreement provided for (i) the defendants to pay $110 million in cash and $250 million face value in freely transferable rebate coupons and (ii) all persons who applied for and obtained a RAL through an H&R Block office or certain lenders from January 1, 1987 through April 29, 2005 (the “Carnegie Settlement Class”) to release all claims against us regarding RALs or certain services provided in

H&R BLOCK 2005 Form 10K

connection with RALs. The settlement agreement also specified required business practices, procedures, disclosures and forms for use in making RALs and barred members of the Carnegie Settlement Class from commencing any other claims or actions against us regarding RALs made pursuant to such practices, procedures, disclosures and forms (the “Forward Looking Protections”). In negotiating the settlement, we ascribed significant value to the Forward-Looking Protections and the expanded class of plaintiffs to be covered by the settlement in determining the amount of consideration we were willing to pay in settling the case. On May 26, 2005, the court denied approval of the proposed settlement. As discussed in our Form 8-K dated May 9, 2005, we initially recorded litigation reserves of approximately $38.0 million, after taxes, based on the May 9, 2005 proposed settlement. As a result of the May 26, 2005 court ruling to deny the settlement, we reversed our legal reserves to amounts representing our assessment of our probable loss. This class action case is scheduled to go to trial on October 17, 2005. We intend to continue defending the case vigorously, but there are no assurances as to its outcome.
   Sandra J. Basile, et al. v. H&R Block, Inc., et al, April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District of Pennsylvania, Philadelphia County, instituted on April 23, 1993. The court decertified the class on December 31, 2003. Plaintiffs appealed the decertification, and the Pennsylvania appellate court denied the plaintiff’s appeal. The Pennsylvania appellate court subsequently granted plaintiff’s motion for en banc review of its earlier denial of plaintiff’s appeal. Re-argument is expected to occur in September 2005.
   Levon and Geral Mitchell, et al. v. H&R Block and Ruth R. Wren, Case No.CV-95-2067, in the Circuit Court of Mobile County, Alabama, instituted on June 13, 1995. Plaintiffs’ motion for class certification was granted, and defendants appealed the certification. The appeal is pending before the Alabama Supreme Court.
   Deandra D. Cummins, et al. v. H&R Block, Inc., et al., Case No. 03-C-134 in the Circuit Court of Kanawha County, West Virginia, instituted on January 22, 2003. This class action case is scheduled to go to trial on October 17, 2005.
   Lynn Becker v. H&R Block, Case No. CV-2004-03-1680 in the Court of Common Pleas, Summit County, Ohio, instituted on April 15, 2004. The case was removed to federal court, and plaintiffs moved to remand the case back to state court. The case currently is stayed pending the U.S. District Court’s ruling on plaintiff’s motion to remand and defendant’s motion to compel arbitration.
   Joyce Green, et al. v. H&R Block, Inc., Block Financial Corporation, et al., Case No. 97195023, in the Circuit Court for Baltimore City, Maryland, instituted on July 14, 1997. This case is awaiting trial. No trial date has been set.
   PEACE OF MIND LITIGATION ... Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Civil Action 2003L000004, in the Circuit Court of Madison County, Illinois, is a class action case filed on January 18, 2003, that was granted class certification on August 27, 2003. Plaintiffs’ claims consist of five counts relating to the POM program under which the applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The plaintiffs allege that the sale of POM guarantees constitutes (i) statutory fraud by selling insurance without a license, (ii) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (iii) a breach of fiduciary duty. In August 2003, the court certified the plaintiff classes consisting of all persons who from January 1, 1997 to final judgment (i) were charged a separate fee for POM by “H&R Block” or a defendant H&R Block class member; (ii) reside in certain class states and were charged a separate fee for POM by “H&R Block” or a defendant H&R Block class member not licensed to sell insurance; and (iii) had an unsolicited charge for POM posted to their bills by “H&R Block” or a defendant H&R Block class member. Persons who received the POM guarantee through an H&R Block Premium office and persons who reside in Alabama are excluded from the plaintiff class. The court also certified a defendant class consisting of any entity with names that include “H&R Block” or “HRB,” or are otherwise affiliated or associated with H&R Block Tax Services, Inc., and that sold or sells the POM product. The trial court subsequently denied the defendants’ motion to certify class certification issues for interlocutory appeal. Discovery is proceeding. No trial date has been set.
   There is one other putative class action pending against us in Texas that involves the Peace of Mind guarantee. This case is being tried before the same judge that presided over the Texas RAL Settlement and involves the same plaintiffs attorneys that are involved in the Marshall litigation in Illinois and substantially similar allegations. No class has been certified in this case.
   We believe the claims in the POM action are without merit, and we intend to defend them vigorously. The amounts claimed in the POM actions are substantial, however, and there can be no assurances, as to the outcome of these pending actions individually or in the aggregate. Likewise, there can be no assurances regarding the impact of these actions on our consolidated financial statements.
   OTHER CLAIMS AND LITIGATION ... As reported in a current report on Form 8-K dated November 8, 2004, the NASD brought charges against HRBFA regarding the sale by HRBFA of

H&R BLOCK 2005 Form 10K

Enron debentures in 2001. A hearing for this matter is scheduled for May 2006. Two private civil actions subsequently were filed against HRBFA concerning the matter raised in the NASD’s charges. Both of these private actions subsequently were dismissed without prejudice, although one of the actions has since been refiled. We intend to defend the NASD charges vigorously, although there can be no assurances regarding the outcome and resolution of the matter.
   As part of an industry-wide review, the IRS is investigating tax-planning strategies that certain RSM clients utilized during fiscal years 2000 through 2003. Specifically, the IRS is examining these strategies to determine whether RSM complied with tax shelter registration and listing regulations and whether such strategies were appropriate. If the IRS were to determine that these strategies were inappropriate, clients that utilized the strategies could face penalties and interest for underpayment of taxes. Some of these clients are seeking, or may attempt to seek, recovery from RSM. While there can be no assurance regarding the outcome of this matter, we do not believe its resolution will have a material adverse effect on our operations or consolidated financial statements.
   As reported in current report on Form 8-K dated December 12, 2003, the SEC informed our outside counsel on December 11, 2003 that the Commission had issued a Formal Order of Investigation concerning our disclosures, in and before November 2003, regarding RAL litigation to which we were and are a party. There can be no assurances as to the outcome and resolution of this matter.
   We have from time to time been party to claims and lawsuits not discussed herein arising out of our business operations. These claims and lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. Some of these claims and lawsuits pertain to RALs, the electronic filing of customers’ income tax returns and the POM guarantee program. We believe we have meritorious defenses to each of these claims, and we are defending or intend to defend them vigorously, although there is no assurance as to their outcome.
   In addition to the aforementioned types of cases, we are parties to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits (“Other Claims”) concerning investment products, the preparation of customers’ income tax returns, the fees charged customers for various products and services, losses incurred by customers with respect to their investment accounts, relationships with franchisees, denials of mortgage loans, contested mortgage foreclosures, other aspects of the mortgage business, intellectual property disputes, and contract disputes. We believe we have meritorious defenses to each of the Other Claims, and we are defending, or intend to defend, them vigorously. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material adverse effect on our consolidated financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005. Information regarding executive officers is contained in Item 10 of this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
H&R Block’s common stock is traded principally on the NYSE and is also traded on the Pacific Exchange. The information called for by this item with respect to H&R Block’s common stock appears in Item 8, note 21 to our consolidated financial statements. The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is reported in Item 8, note 13 to our consolidated financial statements. On July 5, 2005, there were 30,909 shareholders of record and the closing stock price on the NYSE was $58.73 per share.

H&R BLOCK 2005 Form 10K

A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2005 is as follows:

	(shares in 000s)

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares that May Be
	Number of Shares	Price Paid	Part of Publicly Announced	Purchased Under the
	Purchased(2)	per Share	Plans or Programs(1)	Plans or Programs(1)

February 1 – February 28	1	$50.82	–	15,104
March 1 – March 31	2	$51.87	–	15,104
April 1 – April 30	1	$50.70	–	15,104

(1)	On June 11, 2003, our Board of Directors approved the repurchase of 20 million shares of H&R Block common stock. This authorization has no expiration date. On June 9, 2004, our Board of Directors approved the additional repurchase of 15 million shares of H&R Block common stock. This authorization has no expiration date.
(2)	The total number of shares purchased were purchased in connection with funding employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on restricted shares.

ITEM 6. SELECTED FINANCIAL DATA
We derived the selected historical consolidated financial data presented below as of and for each of the five years in the period ended April 30, 2005 from our consolidated financial statements. The data for the periods prior to fiscal year 2005 has been restated to reflect corrections to gain on sale accounting, incentive compensation accruals, lease accounting, capitalization of certain branch office costs, acquisition accounting and income taxes as more fully described in Item 8, note 2 to our consolidated financial statements. The data set forth below should be read in conjunction with Item 7 and our consolidated financial statements.
   The impact of the restatement on fiscal year 2002 resulted in an increase in net income of $6.9 million, or $.04 per basic and diluted share, and a decrease of $9.5 million in total assets. The impact on fiscal year 2001 resulted in an increase in net income of $1.5 million, or $.01 per basic and diluted share, and an increase of $4.9 million in total assets.

	(in 000s, except per share amounts)

		Restated	Restated	Restated	Restated
April 30,	2005	2004	2003	2002	2001

Revenues	$4,420,019	$4,247,880	$3,731,126	$3,311,943	$2,982,157
Net income before change in accounting principle	635,857	715,608	477,615	441,287	278,211
Net income	635,857	709,249	477,615	441,287	282,625

Basic earnings per share:
Net income before change in accounting principle	$3.83	$4.04	$2.66	$2.41	$1.51
Net income	3.83	4.01	2.66	2.41	1.54
Diluted earnings per share:
Net income before change in accounting principle	$3.77	$3.96	$2.59	$2.34	$1.50
Net income	3.77	3.92	2.59	2.34	1.53

Total assets	$5,539,283	$5,232,732	$4,666,502	$4,396,731	$4,170,980
Long-term debt	923,073	545,811	822,302	868,387	870,974

Dividends per share	$.86	$.78	$.70	$.63	$.59

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of previously issued financial statements, as discussed in Item 8, note 2 to our consolidated financial statements.
   We are a diversified company with subsidiaries delivering tax, investment, mortgage and business services and products. We are the only major company offering a full range of software, online and in-office tax preparation solutions, combined with personalized financial advice concerning retirement savings, home ownership and other opportunities to help clients build a better financial future.
   Our key strategic priorities can be summarized as follows:

▪	Tax Services – continue expanding our office network, improve our client service and satisfaction scores, focus on

H&R BLOCK 2005 Form 10K

advice that supports client growth and increased brand loyalty.
▪	Mortgage Services – continue growing origination volumes while lowering our cost of origination, distinguish our service quality, minimize risk and volatility in performance and optimize value from secondary markets.
▪	Business Services – continue expansion of our national accounting, tax and consulting business, add extended services to middle-market companies and enhance our client service culture.
▪	Investment Services – work to align the segment’s cost structure with its revenues, attract and retain productive advisors, serve the broad consumer market through advisory relationships and integrate the Tax Services client base into this segment.

OVERVIEW ...
A summary of our fiscal year 2005 results is as follows:

▪	Revenues grew 4.1% over the prior year, primarily due to our Tax Services and Business Services segments, with this growth somewhat offset by a revenue decline at our Mortgage Services segment.
▪	Diluted earnings per share declined 3.8% from fiscal year 2004 to $3.77, primarily due to lower profitability in our Mortgage Services segment. Current year results included a non-operating gain of $0.06 per diluted share for legal recoveries.
▪	Tax Services fell short of its target client levels, although increases in our pricing and the complexity of returns prepared allowed the segment’s revenue growth to continue. Segment revenues increased 7.6% over the prior year and segment pretax income increased $25.0 million, or 3.9%.
▪	Mortgage Services’ origination volumes of $31.0 billion were at record levels, but margin compression drove gains on sales of mortgage assets to decline 10.5% to $822.1 million.
▪	Business Services revenues and pretax income increased 14.8% and 54.7%, respectively, over the prior year. The increase was primarily due to higher demand for traditional accounting, tax and consulting services.
▪	Investment Services reported a pretax loss of $75.4 million compared to $75.6 million in the prior year. Operating results for the fourth quarter of fiscal year 2005 showed marked improvement, which we hope will continue into the fiscal year 2006.

Consolidated Results of Operations	(in 000s, except per share amounts)

		Restated	Restated
Year ended April 30,	2005	2004	2003

REVENUES ...
Tax Services	$2,358,293	$2,191,177	$1,946,763
Mortgage Services	1,246,018	1,323,709	1,150,080
Business Services	573,316	499,210	434,140
Investment Services	239,244	229,470	200,794
Corporate	3,148	4,314	(651)

	$4,420,019	$4,247,880	$3,731,126

PRETAX INCOME (LOSS) ...
Tax Services	$663,518	$638,493	$556,703
Mortgage Services	496,093	688,523	656,324
Business Services	29,871	19,312	(16,033)
Investment Services	(75,370)	(75,614)	(219,421)
Corporate	(96,397)	(107,739)	(122,009)
	1,017,715	1,162,975	855,564

Income taxes	381,858	447,367	377,949
Net income before change in accounting principle	635,857	715,608	477,615
Cumulative effect of change in accounting principle	–	(6,359)	–

Net income	$635,857	$709,249	$477,615

Basic earnings per share	$3.83	$4.01	$2.66
Diluted earnings per share	3.77	3.92	2.59

CRITICAL ACCOUNTING POLICIES ...
We consider the policies discussed below to be critical to securing an understanding of our financial statements, as they require the use of significant judgment and estimation in order to measure, at a specific point in time, matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, we caution that future events rarely develop precisely as forecasted, and estimates routinely require adjustment and may require material adjustment.
   REVENUE RECOGNITION ... We have many different revenue sources, each governed by specific revenue recognition policies. Our revenue recognition policies can be found in Item 8, note 1 to our consolidated financial statements. Additional discussion of our recognition of gains on sales of mortgage assets follows.
   GAINS ON SALES OF MORTGAGE ASSETS ... We sell substantially all of the non-prime mortgage loans we originate to the Trusts, which are qualifying special purpose entities (“QSPEs”), with servicing rights generally retained. Prime mortgage loans are sold in whole loan sales, servicing released, to third-party buyers. Gains on sales of mortgage assets are recognized when control of the assets is surrendered (when loans

H&R BLOCK 2005 Form 10K

are sold to Trusts) and are based on the difference between cash proceeds and the allocated cost of the assets sold.
   We determine the allocated cost of assets sold based on the relative fair values of cash proceeds, MSRs and the beneficial interest in Trusts, which represents the ultimate expected outcome from the Trusts’ disposition of the loans. The relative fair value of the MSRs and the beneficial interest in Trust is determined using discounted cash flow models, which require various management assumptions, limited by the ultimate expected outcome from the disposition of the loans by the Trusts (see discussion below in “Valuation of Residual Interests” and “Valuation of Mortgage Servicing Rights”). The following is an example of a hypothetical gain on sale calculation:

(in 000s)

Acquisition cost of underlying mortgage loans	$1,000,000
Fair values:
Net proceeds	$990,000
Beneficial interest in Trusts	20,000
MSRs	9,000

$1,019,000

Computation of gain on sale:
Net proceeds	$990,000
Less allocated cost ($990,000/$1,019,000 × $1,000,000)	971,541

Recorded gain on sale	$18,459

Recorded beneficial interest in Trusts ($20,000/$1,019,000 × $1,000,000)	$19,627

Recorded value of MSRs ($9,000/$1,019,000 × $1,000,000)	$8,832

Variations in the assumptions we use affect the estimated fair values, which would affect the reported gains on sales. Gains on sales of mortgage loans totaled $772.1 million, $915.6 million and $792.1 million for fiscal years 2005, 2004 and 2003, respectively.
See discussion in “Off-Balance Sheet Financing Arrangements” related to the disposition of the loans by the Trusts and subsequent securitization by the Company.
   VALUATION OF RESIDUAL INTERESTS ... We use discounted cash flow models to determine the estimated fair values of our residual interests. We develop our assumptions for expected losses, prepayment speeds, discount rates and interest rates based on historical experience and third-party market sources. Variations in our assumptions could materially affect the estimated fair values, which may require us to record impairments or unrealized gains. In addition, variations will also affect the amount of residual interest accretion recorded on a monthly basis. Residual interests valued at $205.9 million and $211.0 million were recorded as of April 30, 2005 and 2004, respectively. We recorded $95.9 million in net write-ups in other comprehensive income and $12.2 million in impairments in the income statement related to our residual interests during fiscal year 2005 as actual performance differed from our assumptions. See Item 8, note 1 to our consolidated financial statements for our methodology used in valuing residual interests. See Item 8, note 6 to our consolidated financial statements for current assumptions and a sensitivity analysis of those assumptions. See Item 7A for sensitivity analysis related to interest rates.
   VALUATION OF MORTGAGE SERVICING RIGHTS ... MSRs are carried at the lower of cost or fair value. We use discounted cash flow models to determine the estimated fair values of our MSRs. Fair values take into account the historical prepayment activity of the related loans and our estimates of the remaining future cash flows to be generated through servicing the underlying mortgage loans. Variations in our assumptions could materially affect the estimated fair values, which may require us to record impairments.
   Prepayment speeds are somewhat correlated with the movement of market interest rates. As market interest rates decline there is a corresponding increase in actual and expected borrower prepayments as customers refinance existing mortgages under more favorable interest rate terms. This in turn reduces the anticipated cash flows associated with servicing resulting in a reduction, or impairment, to the fair value of the capitalized MSR. Prepayment rates are estimated based on historical experience and third-party market sources. Many non-prime loans have a prepayment penalty in place for the first two to three years, which has the effect of making prepayment speeds more predictable, regardless of market interest rate movements. If actual prepayment rates prove to be higher than the estimate made by management, impairment of the MSRs could occur.
   MSRs valued at $166.6 million and $113.8 million were recorded as of April 30, 2005 and 2004, respectively. See Item 8, note 1 to our consolidated financial statements for our methodology used in stratifying and valuing MSRs. See Item 8, note 6 to our consolidated financial statements for current assumptions and a sensitivity analysis of those assumptions.
   VALUATION OF GOODWILL ... Our goodwill impairment analysis is based on a discounted cash flow approach and market comparables, when available. This analysis, at the reporting unit level, requires significant management judgment with respect to revenue and expense growth rates, changes in working capital, and the selection and application of an appropriate discount rate. Changes in the projections or assumptions could materially affect fair values. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease any impairment charge.
   Our goodwill balance was $1.0 billion as of April 30, 2005 and $993.5 million as of April 30, 2004. No goodwill impairments were identified during fiscal years 2005 or 2004. In fiscal year 2003, a

H&R BLOCK 2005 Form 10K

goodwill impairment charge of $108.8 million was recorded in the Investment Services segment due to unsettled market conditions. Also during 2003, our annual impairment test resulted in an impairment of $13.5 million for a reporting unit within the Business Services segment. No other impairments were identified.
   LITIGATION ... Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. Therefore, we have recorded reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, we have concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded.
   STOCK-BASED COMPENSATION ... Stock-based compensation expense is determined based on the grant-date fair value and the number of equity instruments that vest. We use the Black-Scholes model to calculate the fair value for stock options and employee stock purchase plan (“ESPP”) shares using the following assumptions: stock volatility, expected life, risk-free interest rate and dividend yield. The fair value of restricted shares is the stock price on the date of the grant. We also estimate, based on historical data, the percent of equity instruments expected to vest. Variations in the assumptions used to calculate fair value could either positively or negatively affect the recorded expense. Variations between actual performance and the estimate of vesting could result in timing adjustments recorded at the end of the vesting period. Additionally, changes in accounting rules related to stock-based compensation could result in changes to our assumptions of fair value and expense recognition.
   We began expensing all stock-based compensation awards under the prospective transition method beginning on May 1, 2003. Therefore, our income statements do not fully reflect the expense related to all of our stock options and restricted shares outstanding. We recorded $44.1 million, $25.7 million and $2.1 million in stock-based compensation expense during fiscal years 2005, 2004 and 2003, respectively.
   INCOME TAXES ... We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the applicable calendar year. Adjustments based on filed returns are recorded when identified. We file a consolidated federal tax return on a calendar year basis, generally in the second fiscal quarter of the subsequent year.
   We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered taxable income in carry-back periods, historical and forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and tax planning strategies in determining the need for a valuation allowance against our deferred tax assets. In the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.
   The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate on a quarterly basis. As discussed in Item 9A, “Controls and Procedures,” we reported a material weakness in our internal controls over accounting for income taxes as of April 30, 2005.
   OTHER SIGNIFICANT ACCOUNTING POLICIES ... Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. These policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standard setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see Item 8, note 1 to our consolidated financial statements, which discusses accounting policies we have selected when there are acceptable alternatives.

H&R BLOCK 2005 Form 10K

RESULTS OF OPERATIONS ...
Our business is divided into four reportable segments: Tax Services, Mortgage Services, Business Services and Investment Services.

TAX SERVICES
This segment primarily consists of our income tax preparation businesses – retail, online and software. The previously reported U.S. Tax Operations has been aggregated with the International Tax Operations segment in the Tax Services segment.

Tax Services – Operating Statistics	(in 000s, except average fee)

Year ended April 30,	2005	2004(1)
			2003(1)

Clients served ...
United States:
Company-owned offices	10,608	10,627	10,105
Franchise offices	5,428	5,460	6,488

	16,036	16,087	16,593

Digital tax solutions:
Software (2)	1,804	2,027	1,963
Online (3)	1,213	1,207	920

	19,053	19,321	19,476
International(4)	2,333	2,253	2,227

	21,386	21,574	21,703

Average fee per client served (5) ...
Company-owned offices	$158.19	$146.34	$137.16
Franchise offices	135.98	127.91	118.05

	$150.67	$140.09	$129.69

RALs (6) ...
Company-owned offices	2,667	2,713	2,768
Franchise offices	1,499	1,508	1,790
Digital tax solutions:
Software	2	5	–
Online	32	57	75

	4,200	4,283	4,633

(1)	Company-owned and franchise data for fiscal years 2004 and 2003 have not been restated for franchise acquisitions.
(2)	Includes TaxCut federal units sold.
(3)	Includes online completed and paid federal returns, and state returns only when no payment was made for a federal return.
(4)	The end of the Canadian tax season was extended from April 30 to May 2, 2005. Clients served in our international operations in fiscal year 2005 includes approximately 47,500 returns in both company-owned and franchise offices which were accepted by the client on May 1 and 2, 2005. The revenues related to these returns will be recognized in fiscal year 2006.
(5)	Calculated as gross tax preparation and related fees divided by clients served (U.S. only).
(6)	Data is for tax season (January 1 – April 30) only.

Tax Services – Financial Results	(in 000s)

		Restated	Restated
Year ended April 30,	2005	2004	2003

Service revenues:
Tax preparation and related fees	$1,718,867	$1,589,439	$1,437,835
Online tax services	49,515	44,915	25,892
Other service revenues	143,648	127,602	97,794

	1,912,030	1,761,956	1,561,521
Royalties	197,551	184,882	174,659
RAL participation fees	182,784	168,375	896
RAL waiver fees	–	6,548	138,242
Software sales	44,419	43,823	39,314
Other	21,509	25,593	32,131

Total revenues	2,358,293	2,191,177	1,946,763

Cost of services:
Compensation and benefits	726,654	672,066	591,556
Occupancy	281,772	255,516	225,045
Depreciation and amortization	54,579	48,808	42,505
Supplies	47,703	40,792	40,992
Bad debt	33,046	27,328	32,653
Other	103,560	92,137	125,653

	1,247,314	1,136,647	1,058,404
Cost of software sales	37,819	41,895	34,842
Selling, general and administrative	409,642	374,142	296,814

Total expenses	1,694,775	1,552,684	1,390,060

Pretax income	$663,518	$638,493	$556,703

FISCAL 2005 COMPARED TO FISCAL 2004 ...
Tax Services’ revenues increased $167.1 million, or 7.6%, compared to the prior year. Fiscal year 2005 was the first year of a multi-year strategy to expand our retail distribution network, to increase client growth by providing more convenient access to our services and to react to increased competition in the tax preparation market. In the U.S., we opened a net 1,252 new offices, 609 of which were part of the expansion of our company-owned retail distribution network. This expansion contributed incremental revenues of $24.9 million and pretax

H&R BLOCK 2005 Form 10K

losses of $18.9 million. Clients served in our U.S. company-owned offices declined 0.2% from the prior year.
   Tax preparation and related fees increased $129.4 million, or 8.1%. This increase is primarily due to an 8.1% increase in the average fee per U.S. client served, resulting from increases in our pricing and the complexity of returns prepared.
   Online service revenues increased $4.6 million, or 10.2%, primarily as a result of a shift in the mix of services to those with higher prices. Increased competition in the online market, including national marketing campaigns and lower pricing by our competitors, coupled with a 46% increase in returns prepared through the FFA, limited our growth in online paid clients.
   Other service revenues increased $16.0 million, or 12.6%, primarily as a result of additional revenues associated with RACs and Express IRAs.
   Royalty revenues increased $12.7 million, or 6.9%, primarily due to a 6.3% increase in the average fee per client served at our franchise offices.
   Revenues earned during the current year in connection with RAL participations increased $14.4 million, or 8.6%, over the prior year. This increase is primarily due to an increase in the dollar amount of loans in which we purchased participation interests, resulting from an increase in the fee charged by the lender, an increase in our clients’ average refund size and the maximum loan amount allowed by the lender.
   A total of 3.3 million software units were sold during fiscal year 2005, a decrease of 13.5% compared to the prior year. Software units include TaxCut Federal, TaxCut State, DeductionPro, WillPower and Legal Advisor. The decline in unit sales was due to increased competition, but was offset by pricing increases and a shift to our premium product lines, which resulted in a 1.4% increase in revenues from software sales.
   Cost of services for fiscal year 2005 increased $110.7 million, or 9.7%, over the prior year. Compensation and benefits increased $54.6 million primarily due to increased revenues and an increase in the number of tax professionals and support staff needed in new office locations. Stock-based compensation related to our seasonal associates also increased $4.1 million. Occupancy expenses increased $26.3 million, or 10.3%, as a result of an 11.4% increase in U.S. company-owned offices under lease, which also drove increases in depreciation and amortization and supply costs. Of the total increase in occupancy expenses, $10.7 million was due to our real estate expansion. Other cost of services increased $11.4 million primarily due to additional expenses associated with our POM guarantee and Express IRAs.
   Selling, general and administrative expenses increased $35.5 million over the prior year primarily due to increased spending related to an $18.8 million increase in allocations from support departments and additional legal expenses of $10.2 million.
   Pretax income of $663.5 million for fiscal year 2005 represents a 3.9% increase from the prior year. The segment’s operating margin declined 100 basis points to 28.1% in fiscal year 2005.
FISCAL 2006 OUTLOOK ... In fiscal year 2006, we plan to continue our office expansion initiative by adding between 500 and 700 more offices across our company-owned and franchise network. We believe by investing in our office network, we will attract potential clients who are primarily motivated by convenience. Although we expect the additional tax offices to result in incremental clients and revenues during fiscal year 2006, due to the cost of expansion we expect incremental pretax losses from these newly added offices. We expect the performance of offices added during fiscal year 2005 to improve in the upcoming year.
   We also plan to be more aggressive in our digital tax solutions marketing efforts to better compete in the market. We believe our multi-channel strategy not only allows clients to choose how they want to be served, but also allows us to appeal to a different client base than we do through our offices.
   We expect overall revenue growth in this segment to be less than ten percent in the upcoming year, and we will continue to focus on cost containment to improve the segment’s operating margin.
FISCAL 2004 COMPARED TO FISCAL 2003 ... Tax Services’ revenues increased $244.4 million, or 12.6%, for fiscal year 2004.
   Tax preparation and related fees increased $151.6 million, or 10.5%, compared to fiscal year 2003. This increase is due to a 6.7% increase in the average fee per client served in U.S. offices, coupled with a 5.2% increase in clients served. The average fee per client served increased due to increases in our pricing and the complexity of returns prepared. Clients served in company-owned offices increased to 10.6 million as a result of the acquisition of businesses in former major franchise territories. Excluding the impact of our acquisitions of former major franchises, clients served declined 2.5%.
   Online tax preparation revenues increased $19.0 million, or 73.5%, as a result of an increase in the average price and an increase in clients served.
   Other service revenues for fiscal year 2004 increased $29.8 million, or 30.5%, primarily due to a change in accounting principle relating to our POM guarantee.
   The average fee per client at our franchise offices increased 8.4%, while clients served declined 15.9%. The decline is due to the former major franchise territories being operated as company-owned for the majority of fiscal year 2004. This, coupled with the re-franchising of certain former major franchise territories at higher royalty rates, resulted in a 5.9% increase in royalty revenue.

H&R BLOCK 2005 Form 10K

   Revenues earned during fiscal year 2004 in connection with RAL participations totaled $168.4 million. These revenues are approximately $30.1 million higher than waiver fees earned during fiscal year 2003. See discussion of the waiver below. Our RAL participation revenues benefited from the new company-owned operations in former major franchise territories. We participate in RALs at a rate of nearly 50% for company-owned offices compared to 25% in major franchise offices. This increased participation rate caused our revenues to increase, although the number of RALs declined.
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
   A total of 3.8 million software units were sold during fiscal year 2004, an increase of 11.2% compared to 3.4 million units in 2003. Revenues from software sales in fiscal year 2004 increased 11.5% as a result of the higher sales volume.
   Cost of services for fiscal year 2004 increased $78.2 million, or 7.4%, from 2003. This increase was partially attributable to the operation of former major franchise territories as company-owned. Compensation and benefits increased $80.5 million as a result of the former major franchise acquisitions, increased field wages during the later part of the tax season and $13.7 million in expenses for stock options awarded to seasonal tax associates. Occupancy and equipment costs increased $30.5 million due primarily to a 5.7% increase in the average rent and a 3.4% increase in the number of U.S. offices under lease. Depreciation and amortization increased as a result of additional equipment purchased for new office locations opened during the period.
   Selling, general and administrative expenses increased $77.3 million over 2003 due to $33.3 million in bad debt expense associated with RAL participations, which was not incurred in the prior year due to the waiver agreement. Intangible amortization increased $9.0 million from the acquisition of assets of former major franchisees. Marketing costs increased $20.7 million as a result of additional brand advertising campaigns. Allocated information technology costs increased $13.9 million as a result of additional technology projects. These increases were partially offset by a $62.4 million decrease in legal expenses, which is primarily a result of the Texas RAL litigation settlement and other cases in the prior year. See discussion in “RAL Litigation” below.
   Pretax income for fiscal year 2004 increased $81.8 million, or 14.7%, over 2003. The segment’s operating margin improved fifty basis points to 29.1% in fiscal year 2004. Excluding the 2003 RAL litigation reserve, pretax income increased 6.7% and our operating margin declined 160 basis points.
RAL LITIGATION ... In fiscal year 2003, we announced a settlement had been reached in the cases Ronnie and Nancy Haese, et al. v. H&R Block, Inc., et al., Case No. CV96-4213, District Court of Kleberg County, Texas (Haese I) and Ronnie and Nancy Haese, et al. v. H&R Block, Inc., et al., Case No. CV-99-314-D, District Court of Kleberg County, Texas (Haese II), filed originally as one action on July 30, 1996. As a result of that settlement, we recorded a liability and pretax expense of $43.5 million during fiscal year 2003. This represented our best estimate of our share of the settlement, plaintiff class legal fees and expenses, tax products and associated mailing expenses. Our share of the settlement is less than the total amount awarded due to amounts recoverable from a co-defendant in the case.
   We have been named as a defendant in a number of lawsuits alleging that we engaged in wrongdoing with respect to the RAL program. We believe we have strong defenses to the various RAL Cases and will vigorously defend our position. Nevertheless, the amounts claimed by the plaintiffs are, in some instances, very substantial, and there can be no assurances as to the ultimate outcome of the pending RAL Cases, or as to the impact of the RAL Cases on our financial statements. See Item 3, “Legal Proceedings,” for additional information.

H&R BLOCK 2005 Form 10K

MORTGAGE SERVICES
This segment is primarily engaged in the origination of non-prime mortgage loans through an independent broker network, the origination of non-prime and prime mortgage loans through a retail office network, the sale and securitization of mortgage loans and residual interests, and the servicing of non-prime loans.

Mortgage Services – Operating Statistics	(dollars in 000s)

Year Ended April 30,	2005		2004		2003

Volume of loans originated ...
Wholesale (non-prime)	$26,977,810		$20,150,992		$13,659,243
Retail: Non-prime	3,005,168		1,846,674		1,220,563
Prime	1,018,746		1,258,347		1,697,815

	$31,001,724		$23,256,013		$16,577,621

Loan Characteristics ...
Weighted average FICO score (1)	614		608		604
Weighted average interest rate for borrowers (“WAC”) (1)	7.36%		7.39%		8.15%
Weighted average loan-to-value (1)	78.9%		78.1%		78.7%
Percentage of first mortgage loans owner-occupied	92.6%		92.9%		93.0%
Percentage with prepayment penalty	70.8%		73.7%		79.9%
Percentage of fixed-rate mortgages	22.1%		30.4%		24.4%
Percentage of adjustable-rate mortgages	77.9%		69.6%		75.6%

Origination margin (% of origination volume) (2) ...
Loan sale premium	2.77%		4.21%		4.87%
Accretion on beneficial interest in Trusts	0.63%		0.72%		0.65%
Gain (loss) on derivatives	0.15%		(0.05%	)	(0.02%	)
Loan sale repurchase reserves	(0.13%	)	(0.20%	)	(0.13%	)
MSR gain on sale	0.44%		0.36%		0.36%

	3.86%		5.04%		5.73%

Cost of acquisition	(0.54%	)	(0.50%	)	(0.36%	)
Direct origination expenses	(0.68%	)	(0.65%	)	(0.62%	)

Net gain on sale – gross margin (3) ...	2.64%		3.89%		4.75%
Other revenues	0.03%		0.01%		(0.01%	)
Other cost of origination	(1.55%	)	(1.68%	)	(1.91%	)

Net margin	1.12%		2.22%		2.83%

Total cost of origination	2.23%		2.33%		2.53%
Total cost of origination and acquisition	2.77%		2.83%		2.89%
Loan delivery ...
Loan sales	$30,975,523		$23,234,935		$17,225,774
Execution price: (4) ...
Loans originated and sold	3.01%		4.09%		4.63%
Loans acquired and sold	–		–		.18%

	3.01%		4.09%		4.46%

(1)	Represents non-prime production.
(2)	As restated. See “Reconciliation of Non-GAAP Financial Information” at the end of Item 7.
(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.
(4)	Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

H&R BLOCK 2005 Form 10K

Mortgage Services – Financial Results	(in 000s)

		Restated	Restated
Year Ended April 30,	2005	2004	2003

Components of gains on sales:
Gain on mortgage loans	$772,061	$915,628	$792,072
Gain (loss) on derivatives	46,853	(11,957)	(4,141)
Gain on sales of residual interests	15,396	40,689	93,307
Impairment of residual interests	(12,235)	(26,063)	(54,111)

	822,075	918,297	827,127

Interest income:
Accretion-residual interests	137,610	186,466	146,343
Other	11,850	5,064	5,421

	149,460	191,530	151,764

Loan-servicing revenue	273,056	211,710	168,351
Other	1,427	2,172	2,838

Total revenues	1,246,018	1,323,709	1,150,080

Cost of services	221,300	193,018	141,419
Cost of non-service revenues:
Compensation and benefits	218,544	190,499	146,907
Occupancy	33,155	25,635	22,701
Other	72,803	71,634	74,332

	324,502	287,768	243,940

Selling, general and administrative	204,123	154,400	108,397

Total expenses	749,925	635,186	493,756

Pretax income	$496,093	$688,523	$656,324

FISCAL 2005 COMPARED TO FISCAL 2004 ... Mortgage Services’ revenues decreased $77.7 million, or 5.9%, compared to the prior year. Revenues decreased primarily as a result of a decline in gains on sales of mortgage loans.
   The following table summarizes the key drivers of gains on sales of mortgage loans:

		(dollars in 000s)

Year Ended April 30,	2005	2004

Application process:
Total number of applications	335,203	269,267
Number of sales associates (1)	3,526	2,812
Closing ratio (2)	58.3%	57.7%
Originations:
Total number of originations	195,392	155,339
WAC	7.36%	7.39%
Average loan size (all loans)	$159	$150
Total originations	$31,001,724	$23,256,013
Non-prime origination ratio	96.7%	94.6%
Direct origination and acquisition expenses, net	$378,674	$278,785
Revenue (loan value):
Net gain on sale – gross margin	2.64%	3.89%

(1)	Includes all direct sales and back office sales support associates.
(2)	Percentage of loans funded divided by total applications in the period.

   Although origination volumes increased 33.3% over the prior year, gains on sales of mortgage loans declined $143.6 million as a result of increased price competition and poorer execution in the secondary market. As a result, our net margin declined to 1.12% from 2.22% in the prior year.
   The average market interest rate for a 2-year swap increased to 3.32% in fiscal year 2005 from 1.97% in 2004, while our WAC decreased to 7.36% from 7.39% for the same periods. Because our WAC did not increase as quickly as market rates, our gross margin declined 125 basis points from last year. To mitigate the risk of short-term changes in market interest rates, we use interest rate swaps, interest rate caps and forward loan sale commitments. During the current year, we recorded $46.9 million in net gains, compared to a net loss of $12.0 million in the prior year, related to derivative instruments. See Item 8, note 9 to the consolidated financial statements.
   For the year ended April 30, 2004, we reclassified $167.7 million from interest income to gains on sales of mortgage assets representing excess cash received from our beneficial interest in Trusts. The beneficial interest in Trusts is reported at fair value at each balance sheet date. Changes in its fair value are included in current period earnings. The excess cash received together with the and mark-to-market adjustment for each period have been classified as gain on sale of mortgage loans. This change had no impact on our net income as previously reported.
   In fiscal year 2005, we completed a sale of residual interests and recorded a gain of $15.4 million. This sale accelerated cash flows from these residual interests, effectively realizing previously recorded unrealized gains included in other

H&R BLOCK 2005 Form 10K

comprehensive income. We recorded a gain of $40.7 million in the prior year on similar transactions.
   Impairments of residual interests in securitizations of $12.2 million were recognized during the year compared with $26.1 million in the prior year. The prior year impairments were due primarily to loan performance of older residuals and changes in assumptions to more closely align with the economic and interest rate environment.
   Total accretion of residual interests decreased $48.9 million from the prior year. This decrease is primarily due to the sale of previously securitized residual interests during fiscal year 2004, which eliminated future accretion on those residual interests.
   During fiscal year 2005, our residual interests continued to perform better than expected compared to internal valuation models. As a result of this performance, our residuals have produced, or are expected to produce, more cash proceeds than projected in previous valuation models. We recorded favorable pretax mark-to-market adjustments, which increased the fair value of our residual interests $154.3 million during the year. These adjustments were recorded, net of write-downs of $58.3 million and deferred taxes of $36.6 million, in other comprehensive income and will be accreted into income throughout the remaining life of the residual interests. Future changes in interest rates, actual loan pool performance or other assumptions could cause additional favorable or unfavorable adjustments to the fair value of the residual interests and could cause changes to the accretion of these residual interests in future periods. Additionally, sales of residual interests results in decreases to accretion income in future periods.
   The following table summarizes the key drivers of loan-servicing revenues:

	(dollars in 000s)

Year Ended April 30,	2005	2004

Average servicing portfolio:
With related MSRs	$41,021,448	$32,039,811
Without related MSRs	13,838,769	6,481,069

	$54,860,217	$38,520,880

Number of loans serviced	435,290	324,364
Average delinquency rate	4.85%	6.04%
Weighted average FICO score	610	596
Value of MSRs	$166,614	$113,821

   Loan-servicing revenues increased $61.3 million, or 29.0%, over the prior year. The increase reflects a higher average loan-servicing portfolio. The average servicing portfolio for fiscal year 2005 increased 42.4%.
   Cost of services increased $28.3 million, or 14.7%, as a result of a higher average servicing portfolio, particularly loans with MSRs, which also resulted in an increase in MSR amortization.
   Cost of non-service revenues increased $36.7 million, or 12.8%, over the prior year. Compensation and benefits increased $28.0 million as a result of a 25.4% increase in the number of employees, reflecting resources needed to support higher loan production volumes.
   Selling, general and administrative expenses increased $49.7 million, or 32.2%, due to $12.1 million in increased retail marketing expenses and $7.4 million in additional consulting expenses.
   Pretax income decreased $192.4 million, or 27.9%, for fiscal year 2005.
FISCAL 2006 OUTLOOK ...
We believe we can continue to grow our origination volumes in fiscal year 2006. Lowering our cost of origination will be a key priority for the upcoming year and we have begun to implement new technologies to enhance the underwriting and origination processes.
   Based upon these assumptions, we expect loan origination growth to exceed 20% at net margins in the range of .90% to 1.15% in fiscal year 2006.
   Based on these assumptions, we expect loan origination growth of at least 15% at net margins in the range of 1.00% to 1.25% in fiscal year 2006.
FISCAL 2004 COMPARED TO FISCAL 2003 ...
Mortgage Services’ revenues increased $173.6 million, or 15.1%, compared to fiscal year 2003. This increase was primarily a result of increased production volumes, higher servicing income and accretion.
   Gains on sales of mortgage loans increased $123.6 million, or 15.6%, for the year ended April 30, 2004. The increase over the prior year is a result of a significant increase in loan origination volume, an increase in the average loan size and the closing ratio, partially offset by a decrease in our gross margin and increased loan sale repurchase reserves. During 2004, we originated $23.3 billion in mortgage loans compared to $16.6 billion in 2003, an increase of 40.3%. Our gross margin decreased primarily due to lower WACs. The loan sale repurchase reserves, which are netted against gains on sales, increased $25.5 million over 2003. This increase is primarily a result of an increase in loan sales coupled with the increase in whole loan sales compared to securitizations, for which higher reserves are provided at the time of sale for estimated repurchases. As previously discussed, we reclassified $103.3 million from interest income to gains on sales for fiscal year 2003.

H&R BLOCK 2005 Form 10K

   In November 2002, we completed the sale of previously securitized residual interests and recorded a gain of $93.3 million. Two smaller transactions were completed in fiscal year 2004, which resulted in gains of $40.7 million
   Impairments of residual interests in securitizations of $26.1 million were recognized during 2004 compared with $54.1 million in 2003. The impairments were due primarily to loan performance of older residuals and changes in assumptions to more closely align with the current economic and interest rate environment.
   Total accretion of residual interests increased $40.1 million over 2003. This improvement is the result of write-ups in the related asset values in fiscal years 2003 and 2004. Increases in fair value are realized in income through accretion over the remaining expected life of the residual interest.
   We recorded favorable pretax mark-to-market adjustments, which increased the fair value of our residual interests $199.7 million during 2004. These adjustments were recorded, net of write-downs of $32.6 million and deferred taxes of $63.8 million, in other comprehensive income.
   Loan-servicing revenues increased $43.4 million, or 25.8%, in fiscal year 2004. The increase reflects a higher average loan-servicing portfolio, which was partially offset by the reduction of certain of our ancillary fees previously charged to borrowers. The average servicing portfolio for fiscal year 2004 increased 38.9%.
   Cost of services increased $51.6 million, or 36.5%, as a result of a higher average servicing portfolio and the acceleration of amortization of certain MSRs.
   Cost of non-service revenues increased $43.8 million, or 18.0%, over the prior year. Compensation and benefits increased $43.6 million as a result of a 22.9% increase in the number of employees, reflecting resources needed to support higher loan production volumes. Occupancy expenses increased due to nine additional branch offices opened since October 2002.
   Selling, general and administrative expenses increased $46.0 million, primarily due to $10.4 million in increased marketing expenses for retail mortgage direct mail advertising, $13.5 million in increased allocated corporate and shared costs and $7.2 million in increased consulting expenses. Allocated costs increased due to higher insurance costs and the expensing of stock-based compensation.
   Pretax income increased $32.2 million, or 4.9%, for fiscal year 2004.

H&R BLOCK 2005 Form 10K

BUSINESS SERVICES
This segment offers middle-market companies accounting, tax and consulting services, wealth management, retirement resources, payroll services, corporate finance and financial process outsourcing.

Business Services – Operating Statistics

Year ended April 30,	2005	2004	2003

Accounting, tax and consulting ...
Chargeable hours (000s)	2,898	2,598	2,584
Chargeable hours per person	1,430	1,414	1,388
Net collected rate per hour	$133	$124	$120
Average margin per person	$112,573	$102,496	$97,117

Business Services – Financial Results	(in 000s)

		Restated	Restated
Year ended April 30,	2005	2004	2003

Service revenues:
Accounting, tax and consulting	$412,473	$353,750	$337,903
Capital markets	67,922	73,860	35,629
Payroll, benefits and retirement services	27,331	21,172	20,745
Other services	31,170	19,390	7,912

	538,896	468,172	402,189
Other	34,420	31,038	31,951

Total revenues	573,316	499,210	434,140
Cost of services:
Compensation and benefits	310,950	256,640	233,303
Occupancy	24,699	20,498	20,873
Other	36,672	33,080	32,562

	372,321	310,218	286,738
Impairment of goodwill	–	–	13,459
Selling, general and administrative	171,124	169,680	149,976

Total expenses	543,445	479,898	450,173

Pretax income (loss)	$29,871	$19,312	$(16,033)

FISCAL 2005 COMPARED TO FISCAL 2004 ...
Business Services’ revenues for fiscal year 2005 increased $74.1 million, or 14.8%, from the prior year. This increase was primarily due to a $58.7 million increase in accounting, tax and consulting revenues resulting from an 11.5% increase in chargeable hours and a 7.3% increase in the net collected rate per hour. The increase in chargeable hours is primarily due to strong demand for our tax and accounting services as well as our consulting and risk management services. This demand stems from the current business environment and the emphasis placed on the accounting industry.
   Capital markets revenues declined $5.9 million as a result of an 11.2% decrease in the number of business valuation projects. Payroll, benefits and retirement services revenues increased as a result of three acquisitions completed during the last half of the current year.
   Other service revenues increased $11.8 million due to the acquisition of our financial process outsourcing business in the second quarter of last year, coupled with overall growth in this business. Increases in reimbursable expenses and contractor revenues also contributed to higher revenues.
   Cost of services increased $62.1 million, or 20.0%, for fiscal year 2005 compared to the prior year. Compensation and benefits related to our services increased $54.3 million, primarily as a result of increases in the number of personnel and the average wage per employee. The increase in the average wage is being driven by marketplace competition for professional staff. Higher expenses are also attributable to investments we are making in early-stage businesses within this segment.
   Pretax income for the year ended April 30, 2005 was $29.9 million compared to $19.3 million in fiscal year 2004.
FISCAL 2006 OUTLOOK ...
Our focus for fiscal year 2006 is growing the business within our current markets by expanding our services to existing clients. We will continue to support our national business development strategy and we expect the demand for risk management services and financial process outsourcing to continue. We also believe the demand and competition for qualified professional staff will continue.
   We expect this segment’s pretax income for fiscal year 2006 to increase by approximately 30%.
FISCAL 2004 COMPARED TO FISCAL 2003 ...
Business Services’ revenues for fiscal year 2004 improved $65.1 million, or 15.0%, over the prior year. This increase was primarily due to a $38.2 million increase in capital markets revenue resulting from a 38.3% increase in the number of business valuation projects. Revenues in accounting, tax and consulting increased $15.8 million over the prior year as a result of newly acquired tax businesses and increased productivity. The acquisition of Tax Services’ former major franchises allowed us to acquire certain tax businesses associated with the original M&P acquisition. We were previously unable to acquire and operate these businesses in direct competition with major franchise territories. The acquired tax businesses contributed $13.0 million in revenues in 2004. The remainder of the increase

H&R BLOCK 2005 Form 10K

was driven primarily by a 3.3% increase in the net collected rate per hour.
   Cost of services increased $23.5 million, or 8.2%, over the prior year. Compensation and benefits increased $23.3 million, primarily as a result of increased activity in the capital markets business and increased costs in our accounting, tax and consulting business. A goodwill impairment charge of $13.5 million was recorded in the prior year. No such impairment was recorded in fiscal year 2004.
   Pretax income for the year ended April 30, 2004 was $19.3 million compared to a loss of $16.0 million in fiscal year 2003.

INVESTMENT SERVICES
This segment is primarily engaged in offering advice-based investment services. Our integration of investment advice and new service offerings has allowed us to shift our focus from a transaction-based client relationship to a more advice-based focus.

Investment Services – Operating Statistics

Year ended April 30,	2005	2004	2003

Customer trades (1)	885,796	1,004,235	860,784
Customer daily average trades	3,529	3,923	3,429
Average revenue per trade (2)	$123.33	$119.36	$120.15
Customer accounts: (3)
Traditional brokerage	431,749	463,736	501,001
Express IRAs	380,539	366,040	216,351

	812,288	829,776	717,352

Ending balance of assets under administration (billions)	$27.8	$26.7	$22.3
Average assets per traditional brokerage account	$63,755	$57,204	$43,991
Average margin balances (millions)	$597	$545	$577
Average customer payables balances (millions)	$975	$984	$819
Number of advisors	1,010	1,009	984
Included in the numbers above are the following relating to fee-based accounts:
Customer accounts	7,668	6,964	4,680
Average revenue per account	$2,301	$1,572	$1,442
Assets under administration (millions)	$1,975	$1,494	$789
Average assets per active account	$260,238	$214,537	$168,522

(1)	Includes only trades on which revenues are earned (“revenue trades”). Revenues are earned on both transactional and annuitized trades.
(2)	Calculated as total trade revenues divided by revenue trades.
(3)	Includes only accounts with a positive balance.

Investment Services – Financial Results	(in 000s)

		Restated	Restated
Year ended April 30,	2005	2004	2003

Service revenues:
Transactional revenue	$88,516	$99,559	$91,587
Annuitized revenue	77,386	60,950	38,507

Production revenue	165,902	160,509	130,094
Other service revenue	29,206	35,619	34,311

	195,108	196,128	164,405

Margin interest revenue	43,698	33,408	37,300
Less: interest expense	(3,114)	(1,358)	(4,830)

Net interest revenue	40,584	32,050	32,470

Other	438	(66)	(911)

Total revenues (1)	236,130	228,112	195,964

Cost of services:
Compensation and benefits	116,552	108,956	89,473
Occupancy	22,178	21,571	24,299
Other	19,555	24,091	25,604

	158,285	154,618	139,376
Impairment of goodwill	–	–	108,792
Selling, general and administrative	153,215	149,108	167,217

Total expenses	311,500	303,726	415,385

Pretax loss	$(75,370)	$(75,614)	$(219,421)

(1)	Total revenues, less interest expense

FISCAL 2005 COMPARED TO FISCAL 2004 ...
Investment Services’ revenues, net of interest expense, for fiscal year 2005 increased $8.0 million, or 3.5%. The increase is primarily due to higher margin interest revenue.
   Production revenue increased $5.4 million, or 3.4% over the prior year. Transactional revenue, which is based on individual securities transactions, decreased $11.0 million, or 11.1%, from the prior year due primarily to an 18.7% decline in transactional trading volume. This decline was partially offset by an increase in the average revenue per trade. Annuitized revenue, which consists of sales of mutual funds, insurance, fee-based products and unit investment trusts, increased $16.4 million, or 27.0%, due to increased sales of annuities, mutual funds and our fee-based wealth management accounts. Annuitized revenues represent

H&R BLOCK 2005 Form 10K

46.6% of total production revenues for fiscal year 2005, compared to 38.0% in the prior year. Advisor productivity averaged approximately $166,000 in the current year, essentially flat compared to the prior year.
   Other service revenue declined $6.4 million, or 18.0%, from the prior year due to fewer fixed income underwriting offerings and Express IRA revenues now being recorded as part of Tax Services.
   Margin interest revenue increased $10.3 million, or 30.8%, from the prior year, which is primarily a result of higher interest rates earned, coupled with a 9.5% increase in average margin balances. Margin balances have increased from an average of $545.0 million in fiscal year 2004 to $597.0 million in the current year.
   Cost of services increased $3.7 million, or 2.4%, primarily due to $7.6 million of additional compensation and benefits resulting from a higher average commission rate than the prior year and other financial incentives for attracting new advisors. This increase was partially offset by declines in depreciation and other expenses.
   Selling, general and administrative expenses increased $4.1 million, or 2.8%, over the prior year primarily as the result of $6.8 million in additional legal expenses, partially offset by gains of $4.6 million on the disposition of certain assets.
   The pretax loss for Investment Services for fiscal year 2005 was $75.4 million compared to a loss of $75.6 million last year.
FISCAL 2006 OUTLOOK ...
We believe the key to this segment’s profitability in the near-term is aligning the segment’s cost structure with its revenue. Our focus in the upcoming fiscal year will be on reducing costs and attracting productive advisors. In the fourth quarter of fiscal year 2005, we implemented a series of actions, which are not production dependent, to reduce costs and enhance performance. We have also implemented strict advisor production standards.
   Although we still expect to report an operating loss for fiscal year 2006, we anticipate that loss will be approximately $25 to $35 million less than the loss recorded in 2005.
FISCAL 2004 COMPARED TO FISCAL 2003 ...
Investment Services’ revenues, net of interest expense, for fiscal year 2004 increased $32.1 million, or 16.4%, over fiscal year 2003. The improvement is primarily due to the increase in annuitized revenues.
   Production revenue increased $30.4 million, or 23.4% over fiscal year 2003. Transactional revenue increased $8.0 million, or 8.7%, from 2003 due to an increase in transactional trading activity, partially offset by a slight decline in average revenue per trade. Annuitized revenues increased $22.4 million, or 58.3%, due to increased sales of annuities and mutual funds and an increase in advisor productivity. Productivity averaged approximately $166,000 per advisor in fiscal year 2004 compared to $122,000 in 2003.
   Margin interest revenue declined $3.9 million, or 10.4%, from 2003 primarily as a result of a 5.5% decline in average margin balances coupled with lower interest rates. Margin balances declined from an average of $577.0 million in fiscal year 2003 to $545.0 million in 2004. Accordingly, interest expense for fiscal year 2004 declined $3.5 million, or 71.9%, from fiscal year 2003.
   Cost of services increased $15.2 million over 2003 primarily due to a $19.5 million increase in compensation and benefits, resulting from an increase in customer trading and higher average commissions.
   A goodwill impairment charge of $108.8 million was recorded in fiscal year 2003 due to unsettled market conditions. This charge includes an additional impairment of $84.8 million as a result of the restatement of previously issued financial statements.
   Selling, general and administrative expenses decreased $18.1 million primarily as a result of a reduction in consulting and legal expenses.
   The pretax loss for Investment Services for fiscal year 2004 was $75.6 million compared to a loss of $219.4 million in 2003.

H&R BLOCK 2005 Form 10K

CORPORATE
This segment consists primarily of corporate support departments, which provide services to our operating segments. These support departments consist of marketing, information technology, facilities, human resources, executive, legal, finance, government relations and corporate communications. Support department costs are generally allocated to our operating segments. Our captive insurance and franchise financing subsidiaries are also included within this segment, as was our small business initiatives subsidiary in fiscal years 2004 and 2003.

Corporate – Financial Results	(in 000s)

		Restated	Restated
Year Ended April 30,	2005	2004	2003

Operating revenues	$13,592	$12,532	$6,448
Eliminations	(10,444)	(8,218)	(7,099)

Total revenues	3,148	4,314	(651)

Corporate expenses:
Interest expense	72,701	69,300	74,482
Other	51,262	50,476	56,008

	123,963	119,776	130,490

Support departments:
Marketing	117,303	110,507	88,819
Information technology	107,306	110,569	92,899
Finance	34,498	33,829	30,232
Other	107,562	78,593	65,734

	366,669	333,498	277,684

Allocation of support departments	(366,742)	(336,639)	(280,677)
Other income, net	24,345	4,582	6,139

Pretax loss	$(96,397)	$(107,739)	$(122,009)

FISCAL 2005 COMPARED TO FISCAL 2004 ...
Corporate expenses increased $4.2 million primarily due to higher interest expense, resulting from higher interest rates and higher average debt balances.
   Marketing department expenses increased $6.8 million, or 6.1%, primarily due to additional marketing efforts in the current year. Other support department expenses increased $29.0 million, primarily due to $15.1 million of additional stock-based compensation expenses, increases in the cost of employee insurance and supplies.
   Other income increased $19.8 million primarily as a result of $17.3 million in legal recoveries.
   The pretax loss was $96.4 million, compared with last year’s loss of $107.7 million.
   Our effective income tax rate for fiscal year 2005 decreased to 37.5% compared to 38.5% in fiscal year 2004. The decrease is due to tax benefits realized on net operating loss carryforwards and their related benefits.
FISCAL 2004 COMPARED TO FISCAL 2003 ...
Corporate revenues increased $5.0 million primarily as a result of operating capital gains of $1.0 million in 2004 compared to a $2.0 million write-off of investments at our captive insurance subsidiary and improved results from our small business subsidiary.
   Corporate expenses declined $10.7 million, or 8.2%, due primarily to lower interest expense. Interest expense declined as a result of lower financing costs and a scheduled debt payment of $45.1 million in August 2003.
   Marketing department expenses increased $21.7 million, or 24.4%, primarily as a result of marketing initiatives for Tax Services directed toward our brand repositioning and raising consumer awareness of our advice offerings. Information technology department expenses increased $17.7 million, or 19.0%, primarily due to additional resources needed to support additional projects on behalf of the operating segments and other support departments.
   The pretax loss was $107.7 million, compared with a loss of $122.0 million in fiscal year 2003.
   Our effective income tax rate for fiscal year 2004 decreased to 38.5% compared to 44.2% in fiscal year 2003, primarily as a result of non-deductible goodwill impairment charges recorded in the prior year.

FINANCIAL CONDITION ...
CAPITAL RESOURCES & LIQUIDITY BY SEGMENT
Our sources of capital include cash from operations, issuances of common stock and debt. We use capital primarily to fund working capital requirements, pay dividends, repurchase shares of our common stock and acquire businesses.
   CASH FROM OPERATIONS ... Operating cash flows totaled $513.8 million, $852.5 million and $689.7 million in fiscal years 2005, 2004 and 2003, respectively. Operating cash flows in fiscal year 2005 decreased from fiscal year 2004 due to decreased cash flows from both Mortgage Services and Tax Services and increased income tax payments. Tax Services and Mortgage Services contributed $529.0 million and $98.3 million, respectively, to cash from operations in the current year. Income

H&R BLOCK 2005 Form 10K

tax payments totaled $437.4 million this year, compared to $331.6 million in fiscal year 2004.
   ISSUANCES OF COMMON STOCK ... We issue shares of our common stock in accordance with our stock-based compensation plans out of our treasury shares. Proceeds from the issuance of common stock totaled $136.1 million, $120.0 million and $126.3 million in fiscal years 2005, 2004 and 2003, respectively.
   DEBT ... In August 2004 we filed an additional shelf registration statement with the SEC for up to $1.0 billion in debt securities. On October 26, 2004, we issued $400.0 million of 5.125% Senior Notes under our shelf registration statements. The proceeds from the notes were used to repay our $250.0 million in 6 3/4% Senior Notes, which were due on November 1, 2004. The remaining proceeds were used for working capital, capital expenditures, repayment of other debt and other general corporate purposes.
   DIVIDENDS ... We have consistently paid quarterly dividends. Dividends paid totaled $143.0 million, $138.4 million and $125.9 million in fiscal years 2005, 2004 and 2003, respectively.
   SHARE REPURCHASES ... On June 9, 2004, our Board of Directors approved an authorization to repurchase an additional 15 million shares. This authorization is in addition to the authorization of 20 million shares on June 11, 2003. During fiscal year 2005, we repurchased 11.2 million shares pursuant to these authorizations at an aggregate price of $527.5 million or an average price of $46.98 per share. There were 15.0 million shares remaining under the 2004 authorization and 0.1 million shares remaining under the 2003 authorization at the end of fiscal year 2005.
   We plan to continue to purchase shares on the open market in accordance with the existing authorizations, subject to various factors including the price of the stock, the availability of excess cash, our ability to maintain liquidity and financial flexibility, securities laws restrictions, targeted capital levels and other investment opportunities available.
   ACQUISITIONS ... From time to time we acquire businesses that are viewed to be a good strategic fit to our organization. Total cash paid for acquisitions was $37.6 million, $280.9 million and $26.4 million during fiscal years 2005, 2004 and 2003, respectively. Significant acquisitions during fiscal year 2004 were the former major franchise territories we now operate as company-owned. Cash paid in fiscal year 2004 related to the acquisition of these territories totaled $243.2 million.
   RESTRICTED CASH ... We hold certain cash balances that are restricted as to use. Cash and cash equivalents – restricted totaled $516.9 million at fiscal year end. Investment Services held $465.0 million of this total segregated in a special reserve account for the exclusive benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934. Restricted cash of $28.1 million at April 30, 2005 held by Business Services is related to funds held to pay payroll taxes on behalf of its customers. Restricted cash held by Mortgage Services totaled $23.8 million at April 30, 2005 for outstanding commitments to fund mortgage loans.
   FISCAL YEAR 2006 OUTLOOK ... We began construction on a new world headquarters facility during fiscal year 2005. Estimated construction costs during fiscal year 2006 of $103.5 million will be financed from operating cash flows.
   Our Board of Directors approved an increase of the quarterly cash dividend from 22 cents to 25 cents per share, a 13.6% increase, effective with the quarterly dividend payment on October 3, 2005 to shareholders of record on September 12, 2005.
   A condensed consolidating statement of cash flows by segment for the fiscal year ended April 30, 2005 follows. Generally, interest is not charged on intercompany activities between segments. Detailed consolidated statements of cash flows are located in Item 8.

	(in 000s)

	Tax	Mortgage	Business	Investment		Consolidated
Fiscal Year 2005	Services	Services	Services	Services	Corporate	H&R Block

Cash provided by (used in):
Operations	$528,990	$98,303	$44,657	$(32,408)	$(125,749)	$(513,793)
Investing	(83,534)	99,906	(37,816)	7,618	(44,584)	(58,410)
Financing	3,482	(15,126)	(23,223)	(1,686)	(391,362)	(427,915)
Net intercompany	(448,912)	(184,156)	13,725	19,965	599,378	–

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
   TAX SERVICES ... Tax Services has historically been our largest provider of annual operating cash flows. The seasonal

H&R BLOCK 2005 Form 10K

nature of Tax Services generally results in a large positive operating cash flow in the fourth quarter. Tax Services generated $529.0 million in operating cash flows primarily related to net income, as cash is generally collected from clients at the time services are rendered. Prior year cash requirements for investing activities included $243.2 million paid to acquire former major franchisees.
   HSBC and its designated bank provide funding of all RALs offered pursuant to a contract that expires in June 2006. If HSBC and its designated bank do not continue to provide funding for RALs, we could seek other RAL lenders to continue offering RALs to our clients or consider alternative funding strategies. We believe that a number of suitable lenders would be available to replace HSBC should the need arise.
   We also believe that the RAL program is productive for the Company and a useful service for our customers. The RAL program is regularly reviewed both from a business perspective and to ensure compliance with applicable state and federal laws. It is our intention to continue to offer the RAL program in the foreseeable future.
   Loss of the RAL program could adversely affect our operating results. In addition to the loss of revenues and income directly attributable to the RAL program, the inability to offer RALs could indirectly result in the loss of retail tax clients and associated tax preparation revenues, unless we were able to take mitigating actions. Total revenues related to the RAL program (including revenues from participation interests) were $182.6 million for the year ended April 30, 2005, representing 4.1% of consolidated revenues and contributed $101.3 million to the segment’s pretax results. Revenues related to the RAL program totaled $174.2 million for the year ended April 30, 2004, representing 4.1% of consolidated revenues.
   Our international operations are generally self-funded. Cash balances are held in Canada, Australia and the United Kingdom independently in local currencies. H&R Block Canada, Inc. (“Block Canada”) has a commercial paper program for up to $125.0 million (Canadian). At April 30, 2005, there was no commercial paper outstanding. The peak borrowing during fiscal year 2005 was $124.0 million (Canadian).
   MORTGAGE SERVICES ... This segment primarily generates cash as a result of the sale and securitization of mortgage loans and residual interests and as its residual interests mature. Mortgage Services provided $98.3 million in cash from operating activities primarily due to the sale of mortgage loans. This segment also generated $99.9 million in cash from investing activities primarily related to cash received from the maturity and sales of residual interests. We regularly sell loans as a source of liquidity. Loan sales in fiscal year 2005 were $31.0 billion compared with $23.2 billion in fiscal year 2004. Additionally, Block Financial Corporation (“BFC”) provides a line of credit of at least $150 million for working capital needs. At the end of fiscal year 2005 there was no outstanding balance on this facility.
   GAINS ON SALES ... Gains on sales of mortgage assets totaled $822.1 million, which was primarily recorded as operating activities. The percentage of cash proceeds we receive from our capital market transactions is calculated as follows:

	(in 000s)

		Restated	Restated
Year ended April 30,	2005	2004	2003

Cash proceeds:
Whole loans sold by the Trusts	$737,417	$741,233	$368,305
Residual cash flows from Beneficial interest in Trusts	193,639	167,705	103,294
Loans securitized	69,665	198,226	389,449
Sale of previously securitized residuals	15,396	40,689	93,307
Gain (loss) on derivative instruments	45,298	(2,578)	(2,056)

	1,061,415	1,145,275	952,299

Non-cash:
Retained mortgage servicing rights	137,510	84,274	60,078
Additions (reductions) to balance sheet (1)	15,885	11,490	(10,829)

	153,395	95,764	49,249

Portion of gain on sale from capital market transactions	$1,214,810	$1,241,039	$1,001,548

Other items included in gain on sale:
Changes in beneficial interest in Trusts	36,281	37,918	74,987
Impairments to fair value of residual interests	(12,235)	(26,063)	(54,111)
Net change in fair value of derivative instruments	1,555	(9,379)	(2,085)
Direct origination and acquisition expenses, net	(378,674)	(278,785)	(182,216)
Loan sale repurchase reserves	(39,662)	(46,820)	(21,295)
Other	–	387	10,299

	(392,735)	(322,742)	(174,421)

Reported gains on sales of mortgage assets	$822,075	$918,297	$827,127

% of gain on sale from capital market transactions received as cash (2)	87%	92%	95%

(1)	Includes residual interests and interest rate caps.
(2)	Cash proceeds divided by portion of gain on sale related to capital market transactions.

H&R BLOCK 2005 Form 10K

   WAREHOUSE FUNDING ... To finance our prime originations, we use a warehouse facility with capacity up to $25 million. This annual facility bears interest at one-month LIBOR plus 140 to 200 basis points. As of April 30, 2005 and 2004, the balance outstanding under this facility was $4.4 million and $4.0 million, respectively, and is included in accounts payable, accrued expenses and other on the consolidated balance sheets.
   See discussion of our non-prime warehouse facilities below in “Off-Balance Sheet Financing Arrangements.”
   We believe the sources of liquidity available to the Mortgage Services segment are sufficient for its needs. Risks to the stability of these sources include, but are not limited to, adverse changes in the perception of the non-prime industry, adverse changes in the regulation of non-prime lending, changes in the rating criteria of non-prime lending by third-party rating agencies and, to a lesser degree, reduction in the availability of third parties that provide credit enhancement. Past performance of the securitizations will also impact the segment’s future participation in these markets. The off-balance sheet warehouse facilities used by the Trusts are subject to annual renewal, each at a different time during the year, and any of the above events could lead to difficulty in renewing the lines. These risks are mitigated by a staggering of the renewal dates related to these warehouse lines and through the use of multiple lending institutions to secure these lines.
   BUSINESS SERVICES ... Business Services funding requirements are largely related to receivables for completed work and “work in process.” We provide funding sufficient to cover their working capital needs. Business Services also has future obligations and commitments, which are summarized in the tables below under “Contractual Obligations and Commercial Commitments.”
   This segment generated $44.7 million in operating cash flows primarily related to net income. Additionally, Business Services used $37.8 million in investing activities primarily related to contingent payments on prior acquisitions, and $23.2 million in financing activities as a result of payments on acquisition debt.
   INVESTMENT SERVICES ... Investment Services, through HRBFA, is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers.
   HRBFA is required to maintain minimum net capital as defined under Rule 15c3-1 of the Securities Exchange Act of 1934 and complies with the alternative capital requirement, which requires a broker-dealer to maintain net capital equal to the greater of $250,000 or 2% of the combined aggregate debit balances arising from customer transactions. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the greater of 5% of combined aggregate debit items or 120% of the minimum required net capital. At the end of fiscal year 2005, HRBFA’s net capital of $121.2 million, which was 19.2% of aggregate debit items, exceeded its minimum required net capital of $12.6 million by $108.6 million. During fiscal year 2005 and 2004, we contributed additional capital of $27.0 million and $32.0 million, respectively, even though HRBFA was in excess of the minimum net capital requirement, and we may continue to do so in the future.
   In fiscal year 2005, Investment Services used $32.4 million in its operating activities primarily due to operating losses.
   To manage short-term liquidity, BFC provides HRBFA a $300 million unsecured credit facility. At the end of fiscal year 2005 there was no outstanding balance on this facility.
   HRBFA has letters of credit with a financial institution with a credit limit of $125.0 million. There were no commitments outstanding on these letters of credit at any time during fiscal year 2005 or 2004.
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
   To satisfy the margin deposit requirement of client option transactions with the Options Clearing Corporation (“OCC”), Investment Services pledges customers’ margined securities. Pledged securities at the end of fiscal year 2005 totaled $44.6 million, an excess of $7.9 million over the margin requirement. Pledged securities at the end of fiscal year 2004 totaled $46.3 million, an excess of $7.9 million over the margin requirement.
   We believe the funding sources for Investment Services are stable. Liquidity risk within this segment is primarily limited to maintaining sufficient capital levels to obtain securities lending liquidity to support margin borrowing by customers.

H&R BLOCK 2005 Form 10K

OFF-BALANCE SHEET FINANCING ARRANGEMENTS
We are party to various transactions with an off-balance sheet component, including loan commitments and QSPEs, or Trusts.
   We have commitments to fund mortgage loans in our pipeline of $3.9 billion at April 30, 2005, which are subject to conditions and loan contract verification. There is no commitment on the part of the borrower to close on the mortgage loan at this stage of the lending process and external market forces impact the probability of these loan commitments being closed. Therefore, total commitments outstanding do not necessarily represent future cash requirements. If the loan commitments are exercised, they will be funded as described below.
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
   Substantially all non-prime mortgage loans we originate are sold daily to the Trusts. The Trusts purchase the loans from us using five warehouse facilities, arranged by us, totaling $9.0 billion. These facilities are subject to various Option One performance triggers, limits and financial covenants, including tangible net worth and leverage ratios. In addition, these facilities contain cross-default features in which a default in one facility would trigger a default under the other facilities as well. These various facilities bear interest at one-month LIBOR plus 50 to 400 basis points and expire on various dates during the year. In addition, some of the facilities provide for the payment of minimum usage fees.
   Subsequent to April 30, 2005, we increased the Trusts’ warehouse capacity by adding an additional $1.0 billion facility. This facility bears interest at one-month LIBOR plus 45 to 345 basis points.
   When we sell loans to the Trusts, we remove the mortgage loans from our balance sheet and record the gain on the sale, cash and a beneficial interest in Trusts, which represents the ultimate expected outcome from the disposition of the loans. Our beneficial interest in Trusts totaled $215.4 million and $153.8 million at April 30, 2005 and 2004, respectively.
   Subsequently, the Trusts, as directed by their third-party beneficial interest holders, either sell the loans directly to third-party investors or back to us to pool the loans for securitization. The decision to complete a whole loan sale or a securitization is dependent on market conditions.
   For fiscal year 2005, the final disposition of loans sold to the Trusts was 92% whole loan sales and 8% securitizations. For fiscal year 2004, the final disposition was 76% whole loan sales and 24% securitizations. The current year shift to whole loan sales is due to the more favorable pricing in the whole loan market. Increased whole loan sale transactions result in cash being received earlier. Additionally, whole loan sales do not add residual interests to our balance sheet, and therefore, we do not retain balance sheet risk.
   If the Trusts sell the mortgage loans in a whole loan sale, we receive cash for our beneficial interest in Trusts. In a securitization transaction, the Trusts transfer the loans and the corresponding right to receive all payments on the loans to our consolidated special purpose entity, after which we transfer our beneficial interest in Trusts and the loans to a securitization trust. The securitization trust meets the definition of a QSPE and is therefore not consolidated. The securitization trust issues bonds, which are supported by the cash flows from the pooled loans, to third-party investors. We retain an interest in the loans in the form of a residual interest and, therefore, usually assume the first risk of loss for credit losses in the loan pool. As the cash flows of the underlying loans and market conditions change, the value of our residual interests may also change, resulting in potential write-ups or impairment of our residual interests.
   At the settlement of each securitization, we record cash received and our residual interests. Additionally, we reverse the beneficial interest in Trusts. These residual interests are classified as trading securities. See Item 8, note 1 to our consolidated financial statements for our methodology used in valuing our residual interests.
   To accelerate the cash flows from our residual interests, we securitize the majority of our residual interests in net interest margin (“NIM”) transactions. In a NIM transaction, the residual interests are transferred to another QSPE (“NIM trust”), which then issues bonds to third-party investors. The proceeds from the bonds are returned to us as payment for the residual interests. The bonds are secured by the pooled residual interests and are obligations of the NIM trust. We retain a subordinated interest in the NIM trust, and receive cash flows on our residual interest generally after the NIM bonds issued to the third-party investors are paid in full.
   At the settlement of each NIM transaction, we remove the residual interests sold from our consolidated balance sheet and record the cash received and the new residual interest retained.

H&R BLOCK 2005 Form 10K

These residual interests are classified as available-for-sale securities.
   Residual interests retained from NIM securitizations may also be sold in a subsequent securitization or sale transaction.
   Loans totaling $6.7 billion and $3.2 billion were held by the Trusts as of April 30, 2005 and 2004, respectively, and were not recorded on our consolidated balance sheets.
   In connection with the sale of mortgage loans, we provide certain representations and warranties allowing the purchaser the option of returning the purchased loans to us under certain conditions. We may recognize losses as a result of the repurchase of loans under these arrangements. We maintain reserves for the repurchase of loans based on historical trends. See Item 8, note 17 to our consolidated financial statements.
   The Financial Accounting Standards Board (“FASB”) intends to reissue the exposure draft, “Qualifying Special Purpose Entities and Isolation of Transferred Assets, an Amendment of FASB Statement No. 140,” during the third quarter of calendar year 2005. The purpose of the proposal is to provide more specific guidance on the accounting for transfers of financial assets to a QSPE.
   Provisions in the first exposure draft, as well as tentative decisions reached by the FASB during its deliberations, may require us to consolidate our current QSPEs (the Trusts) established in our Mortgage Services segment. As of April 30, 2005, the Trusts had both assets and liabilities of $6.7 billion. The provisions of the exposure draft are subject to FASB due process and are subject to change. We will continue to monitor the status of the exposure draft, and consider changes, if any, to current structures as a result of the proposed rules.

COMMERCIAL PAPER ISSUANCE
We participate in the U.S. and Canadian commercial paper (“CP”) markets to meet daily cash needs and fund mortgage loans. CP is issued by BFC and Block Canada, wholly-owned subsidiaries of the Company. The following chart provides the debt ratings for BFC as of April 30, 2005 and 2004:

	Short-term	Long-term

Fitch	F1	A
Moody’s	P2	A3
S&P	A2	BBB+

   The following chart provides the debt ratings for Block Canada as of April 30, 2005 and 2004:

	Short-term	Corporate	Trend

DBRS	R-1 (low)	A	Stable
Moody’s	P2

   We use capital primarily to fund working capital requirements, pay dividends, repurchase our shares and acquire businesses. Commercial paper borrowings peaked at $2.1 billion in February 2005 related to funding of our participation interests in RALs. No CP was outstanding at April 30, 2005 or 2004.
   U.S. CP issuances are supported by unsecured committed lines of credit (“CLOCs”). During fiscal year 2005, we replaced our single $2.0 billion CLOC with two $1.0 billion CLOCs. The two CLOCs are from a consortium of thirty-one banks. The first $1.0 billion CLOC is subject to annual renewal in August 2005, has a one-year term-out provision with a maturity date in August 2006 and has an annual facility fee of ten basis points per annum. The second $1.0 billion CLOC has a maturity date of August 2009 and has an annual facility fee of twelve basis points per annum. These lines are subject to various affirmative and negative covenants, including a minimum net worth covenant.
   An additional line of credit of $750.0 million was put into place for the period of January 26 to February 25, 2005 as an alternative to CP issuance during the peak RAL season. This line is subject to various covenants, substantially similar to the primary CLOCs.
   These CLOCs were undrawn at April 30, 2005. There are no rating contingencies under the CLOCs.
   The Canadian issuances are supported by a credit facility provided by one bank in an amount not to exceed $125.0 million (Canadian). The Canadian CLOC is subject to annual renewal in December 2005. This CLOC was undrawn at April 30, 2005.
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

H&R BLOCK 2005 Form 10K

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
A summary of our obligations to make future payments as of April 30, 2005 is as follows:

	(in 000s)

		Less Than			After
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years

Debt	$897,046	$45	$498,916	$91	$397,994
Long-term obligation to government	213,360	106,680	106,680	–	–
Acquisition payments	38,022	25,159	12,863	–	–
Pension obligation assumed	15,929	2,625	4,545	3,698	5,061
Capital lease obligation	13,550	341	730	997	11,482
Operating leases	708,611	229,768	313,264	124,945	40,634

Total contractual cash obligations	$1,886,518	$364,618	$936,998	$129,731	$455,171

   In October 2004, we issued $400.0 million of 5.125% Senior Notes, due 2014. The Senior Notes are not redeemable by the bondholders prior to maturity. The net proceeds of this transaction were used to repay the $250.0 million in 6 3/4% Senior Notes, which were due November 1, 2004. The remaining proceeds were used for working capital, capital expenditures, repayment of other debt and other general corporate purposes.
   In April 2000, we issued $500.0 million of 8 1/2% Senior Notes, due 2007. The Senior Notes are not redeemable prior to maturity. The net proceeds of this transaction were used to repay a portion of the short-term borrowings that initially funded the acquisition of OLDE.
   Future payments related to Business Services acquisitions and capital lease obligations are included in long-term debt on our consolidated balance sheets. Our debt to total capital ratio was 32.4% at April 30, 2005, compared with 31.1% at April 30, 2004.
   As of April 30, 2005, we had $850.0 million remaining under our shelf registration available for additional debt issuance.
   In connection with our acquisition of the non-attest assets of M&P in August 1999, we assumed certain pension liabilities related to M&P’s retired partners. We make payments in varying amounts on a monthly basis, which are included in other noncurrent liabilities.
   Operating leases, although requiring future cash payments, are not included in our consolidated balance sheets.
   A summary of our commitments as of April 30, 2005, which may or may not require future payments, expire as follows:

(in 000s)

		Less Than			After
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years

Commitments to fund mortgage loans	$3,931,926	$3,931,926	$–	$–	$–
Commitments to sell mortgage loans	8,707,000	8,707,000	–	–	–
Pledged securities	44,609	44,609	–	–	–
Commitment to fund M&P	75,000	75,000	–	–	–
Franchise Equity Lines of Credit	68,949	20,122	20,476	28,351	–
Mortgage loan repurchase obligations	41,233	41,233	–	–	–
Construction of new building	143,116	103,505	39,611	–	–
Other commercial commitments	8,219	5,221	2,500	458	40

Total commercial commitments	$13,020,052	$12,928,616	$62,587	$28,809	$40

   See discussion of commitments in Item 8, note 17 to our consolidated financial statements.

REGULATORY ENVIRONMENT
The U.S., various state, local, provincial and foreign governments and some self-regulatory organizations have enacted statutes and ordinances, and/or adopted rules and regulations, regulating aspects of our business. These aspects include, but are not limited to, commercial income tax return preparers, income tax courses, the electronic filing of income tax returns, the

H&R BLOCK 2005 Form 10K

facilitation of RALs, loan originations and assistance in loan originations, mortgage lending, privacy, consumer protection, franchising, sales methods, brokers, broker-dealers and various aspects of securities transactions, financial planners, investment advisors, accountants and the accounting practice. We seek to determine the applicability of such statutes, ordinances, rules and regulations (collectively, “Laws”) and comply with those Laws.
   From time to time in the ordinary course of business, we receive inquiries from governmental and self-regulatory agencies regarding the applicability of Laws to our services and products. In response to past inquiries, we have agreed to comply with such Laws, convinced the authorities that such Laws were not applicable or that compliance already exists, and/or modified our activities in the applicable jurisdiction to avoid the application of all or certain parts of such Laws. We believe that the past resolution of such inquiries and our ongoing compliance with Laws have not had a material adverse effect on our consolidated financial statements. We cannot predict what effect future Laws, changes in interpretations of existing Laws, or the results of future regulator inquiries with respect to the applicability of Laws may have on our consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS
See Item 8, note 1 to our consolidated financial statements for a discussion of recently issued accounting pronouncements.

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION
We report our financial results in accordance with generally accepted accounting principles (“GAAP”). However, we believe certain non-GAAP performance measures and ratios used in managing the business may provide additional meaningful comparisons between current year results and prior periods, by excluding certain items that do not represent results from our basic operations. Reconciliations to GAAP financial measures are provided below. These non-GAAP financial measures should be viewed in addition to, not as an alternative for, our reported GAAP results.

Origination Margin	(in 000s)

		Restated	Restated
Year Ended April 30,	2005	2004	2003

Total expenses	$749,925	$635,186	$493,756
Add: Expenses netted against gain on sale revenues	378,304	267,780	162,332
Less:
Cost of services	221,300	193,018	141,419
Cost of acquisition	169,621	114,707	59,637
Allocated support departments	24,161	21,124	7,630
Other	20,323	31,378	28,238

	$692,824	$542,739	$419,164

Divided by origination volume	$31,001,724	$23,256,013	$16,577,621
Total cost of origination	2.23%	2.33%	2.53%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
GENERAL
INTEREST RATE RISK ... We have established a formal investment policy to help minimize the market risk exposure of our cash equivalents and available-for-sale securities, which are primarily affected by credit quality and movements in interest rates. These guidelines focus on managing liquidity and preserving principal and earnings. Most of our interest rate-sensitive assets and liabilities are managed at the subsidiary level.
   Our cash equivalents are primarily held for liquidity purposes and are comprised of high quality, short-term investments, including qualified money market funds. As of April 30, 2005, our non-restricted cash and cash equivalents had an average maturity

H&R BLOCK 2005 Form 10K

of less than three months with an average credit quality of AAA. With such a short maturity, our portfolio’s market value is relatively insensitive to interest rate changes. We hold investments in fixed income securities at our captive insurance subsidiary. See the table below for sensitivities to changes in interest rates. See additional discussion of interest rate risk included below in Mortgage Services and Investment Services.
   At April 30, 2005, no commercial paper was outstanding. For fiscal year 2005, the average issuance term was 29 days and the average outstanding balance was $388.2 million. As commercial paper and bank borrowings are seasonal, interest rate risk typically increases through our third fiscal quarter and declines to zero by fiscal year-end. See Item 7, “Financial Condition” for additional information.
   Our current portion of long-term debt and long-term debt at April 30, 2005 consists primarily of fixed-rate Senior Notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings. See Item 8, note 10 to our consolidated financial statements.
   EQUITY PRICE RISK ... We have exposure to the equity markets in several ways. The largest exposures are through our deferred compensation plans and equity investments at our captive insurance subsidiary. Within the deferred compensation plans we have mismatches in asset and liability amounts and investment choices (both fixed-income and equity). At April 30, 2005 and 2004, the impact of a 10% market value change in the combined equity assets held by our deferred compensation plans and our captive insurance subsidiary would be approximately $9.3 million and $8.9 million, respectively, assuming no offset for the liabilities.
TAX SERVICES
FOREIGN EXCHANGE RATE RISK ... Our operations in international markets are exposed to movements in currency exchange rates. The currencies involved are the Canadian dollar, the Australian dollar and the British pound. We translate revenues and expenses related to these operations at the average of exchange rates in effect during the period. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders’ equity. Translation of financial results into U.S. dollars does not presently materially affect, and has not historically materially affected, our consolidated financial results, although such changes do affect the year-to-year comparability of the operating results in U.S. dollars of our international businesses. We estimate a 10% change in foreign exchange rates by itself would impact consolidated pretax income in fiscal years 2005 and 2004 by approximately $1.3 million and cash balances at April 30, 2005 and 2004 by $4.7 million and $6.1 million, respectively.
MORTGAGE SERVICES
INTEREST RATE RISK – PRIME ORIGINATIONS ... We regularly enter into rate-lock commitments with our customers to fund prime mortgage loans within specified periods of time. The fair value of rate-lock commitments is calculated based on the current market pricing of short sales of FNMA, FHLMC and GNMA mortgage-backed securities and the coupon rates of the eligible loans. At April 30, 2005, we recorded an asset of $0.8 million related to rate-lock commitments.
   We sell short FNMA, FHLMC and GNMA mortgage-backed securities to reduce the risk related to our prime commitments to fund fixed-rate prime loans. The position on certain, or all, of the fixed-rate mortgage loans is closed approximately 10-15 days prior to standard Public Securities Association (“PSA”) settlement dates. At April 30, 2005 we recorded a liability of $0.8 million related to these instruments.
   To finance our prime originations, we use a warehouse facility with capacity up to $25 million, which bears interest at one-month LIBOR plus 140 to 200 basis points. As of April 30, 2005, the balance outstanding under this facility was $4.4 million.
   INTEREST RATE RISK – NON-PRIME ORIGINATIONS ... Interest rate changes impact the value of the loans in our origination pipeline, the beneficial interest in Trusts and forward loan sale commitments.
   We are exposed to interest rate risk associated with loans in our origination pipeline, consisting of fixed-and adjustable-rate loans, which are generally sold through whole loan sales or securitizations. We have binding and non-binding commitments to fund mortgage loans of $0.9 billion and $3.0 billion, respectively, at April 30, 2005, subject to conditions and loan contract verification. Of these commitments, we estimate only $2.0 billion will likely be originated.
   As a result of whole loan sales to the Trusts, we remove the mortgage loans from our balance sheet and record the gain on sale, cash and a beneficial interest in Trusts, which represents the ultimate expected outcome from the disposition of the loans. See Item 7, “Off-Balance Sheet Financing Arrangements.” At April 30, 2005, there were $6.7 billion of loans held in the Trusts and the value of our beneficial interest in Trusts was $215.4 million. Changes in interest rates and other market factors may result in a change in value of our beneficial interest in Trusts.
   We use forward loan sale commitments to reduce risk associated with loans in the pipeline. These commitments, which represent an obligation to sell a non-prime loan at a specific price in the future, increase in value as interest rates rise and decrease as rates fall. At April 30, 2005, there were $8.7 billion in forward

H&R BLOCK 2005 Form 10K

loan sale commitments, and most of them give us the option to under- or over-deliver by five to ten percent. Forward loan sale commitments for non-prime loans are not considered derivative instruments and are therefore not recorded in our financial statements. Forward loan sale commitments lock in the execution price on the loans that will ultimately be delivered into a whole loan sale. With $8.7 billion of forward loan sale commitments at April 30, 2005 (and the option to adjust the commitment amount to between $7.8 billion and $9.6 billion), net of pipeline loans estimated at $2.0 billion and the anticipated sale of $6.7 billion in loans by the Trusts, we believe changes in interest rates will not have a material impact on the gains or losses we record on our commitments to fund and sell mortgage loans.
   We use interest rate swaps to reduce interest rate risk associated with non-prime loans. We generally enter into interest rate swap arrangements related to existing loan applications with rate-lock commitments and, beginning at the end of our second quarter, for rate-lock commitments we expect to make in the next 30 days. Interest rate swaps represent an agreement to exchange interest rate payments, effectively converting our fixed financing costs into a floating rate. These contracts increase in value as rates rise and decrease in value as rates fall. At April 30, 2005, we had a liability of $1.3 million on our balance sheet related to interest rate swaps. See table below for sensitivities to changes in interest rates for swaps.
   DELIVERY RISK ... We have exposure to delivery risk in our non-prime origination operations, which regularly enter into forward loan sale commitments prior to loans being originated. It is possible that we will be unable to originate the loans or that the loans originated will not meet the required characteristics of the forward loan sale commitments. Several remedies are available, although use of the remedies could reduce the execution price or the effectiveness of the forward loan sale commitment in reducing interest rate risk.
   RESIDUAL INTERESTS ... Relative to modeled assumptions, an increase or decrease in interest rates would impact the value of our residual interests and could affect accretion income related to our residual interests. Residual interests bear the interest rate risk embedded within the securitization due to an initial fixed-rate period on the loans versus a floating-rate funding cost. Residual interests also bear the on-going risk that the floating interest rate earned on the mortgage loans is different from the floating interest rate on the bonds sold in the securitization.
   We enter into interest rate caps to mitigate interest rate risk associated with mortgage loans that will be securitized and residual interests that are classified as trading securities because they will be sold in a subsequent NIM transaction. The caps enhance the marketability of the securitization and NIM transactions. An interest rate cap represents a right to receive cash if interest rates rise above a contractual strike rate, its value therefore increases as interest rates rise. The interest rate used in our interest rate caps is based on LIBOR. At April 30, 2005 we recorded an asset totaling $12.5 million related to interest rate caps.
   See table below for sensitivities to changes in interest rates for residual interests and caps. See Item 8, note 6 to the consolidated financial statements for additional analysis of interest rate risk and other financial risks impacting residual interests.
   It is our policy to use derivative instruments only for the purpose of offsetting or reducing the risk of loss associated with a defined or quantified exposure.
   MORTGAGE SERVICING RIGHTS ... Declining interest rates may cause increased refinancing activity, which reduces the life of the loans underlying the residual interests and MSRs, thereby reducing their fair value. The fair value of MSRs generally increases in a rising rate environment, although MSRs are recorded at the lower of cost or market value. Reductions in the fair value of these assets impact earnings through impairment charges. See Item 8, note 6 to our consolidated financial statements for further sensitivity analysis of other MSR valuation assumptions.
INVESTMENT SERVICES
INTEREST RATE RISK ... HRBFA holds interest bearing receivables from customers, brokers, dealers and clearing organizations, which consist primarily of amounts due on margin transactions and are generally short-term in nature. We fund these short-term assets with short-term variable rate liabilities from customers, brokers and dealers, including stock loan activity. Although there may be differences in the timing of the re-pricing related to these assets and liabilities, we believe we are not significantly exposed to interest rate risk in this area. As a result, any change in interest rates would not materially impact our consolidated earnings.
   Our fixed-income trading portfolio is affected by changes in market rates and prices. The risk is the loss of income arising from adverse changes in the value of the trading portfolio. We value the trading portfolio at quoted market prices and the market value of our trading portfolio at April 30, 2005 was approximately $6.3 million, net of $4.8 million in securities sold short. See table below for sensitivities to changes in interest rates. With respect to our fixed-income securities portfolio, we manage our market price risk exposure by limiting concentration risk, maintaining minimum credit quality and limiting inventory to anticipated retail demand and current market conditions.

H&R BLOCK 2005 Form 10K

   The sensitivities of certain financial instruments to changes in interest rates as of April 30, 2005 and 2004 are presented below. The following table represents hypothetical instantaneous and sustained parallel shifts in interest rates and should not be relied on as an indicator of future expected results.

	(in 000s)

		Basis Point Change
	Fair Value at
	April 30, 2005	- 200	- 100	- 50	+ 50	+ 100	+ 200	+ 300

Residual interests in securitizations – available-for-sale	$205,936	$84,845	$30,417	$13,637	$(13,520)	$(28,174)	$(51,466)	$(75,296)
Interest rate caps	12,458	–	205	4,580	20,746	29,262	46,751	64,195
Investments at captive insurance subsidiary	9,968	1,079	522	256	(248)	(487)	(942)	(1,368)
Fixed income – trading (net)	6,252	1,958	893	426	(390)	(749)	(1,383)	(1,921)
Interest rate swaps	(1,325)	(84,723)	(43,024)	(19,524)	19,524	43,024	84,723	123,771

		Basis Point Change
	Fair Value at
	April 30, 2004	- 50	+ 50	+ 100	+ 200	+ 300

Residual interests in securitizations – available-for-sale	$210,973	$45,449	$(18,563)	$(32,709)	$(46,527)	$(48,090)
Investments at captive insurance subsidiary	44,667	1,079	(1,069)	(1,591)	(3,146)	(4,667)
Fixed income – trading (net)	13,639	677	(637)	(1,228)	(2,271)	(3,164)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DISCUSSION OF FINANCIAL RESPONSIBILITY ...
We at H&R Block are guided by our core values of client focus, integrity, excellence, respect and teamwork. These values govern the manner in which we serve clients and each other, and are embedded in the execution and delivery of our responsibilities to our shareholders. H&R Block’s Management is responsible for the integrity and objectivity of the information contained in this document. Management is responsible for the consistency of reporting this information and for ensuring that accounting principles generally accepted in the United States are used. In discharging this responsibility, Management maintains an extensive program of internal audits and require the management teams of our individual subsidiaries to certify their respective financial information. Our system of internal control over financial reporting also includes formal policies and procedures, including a Code of Business Ethics and Conduct program designed to encourage and assist all employees and directors in living up to high standards of integrity.
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
   KPMG LLP audited our 2005 and 2004 consolidated financial statements and PricewaterhouseCoopers LLP audited our 2003 consolidated financial statements. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

H&R BLOCK 2005 Form 10K

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING ...
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of April 30, 2005.
   Based on our assessment, management determined that a material weakness existed in the Company’s internal controls over accounting for income taxes as of April 30, 2005. Specifically, the Company did not maintain sufficient resources in the corporate tax function to accurately identify, evaluate and report, in a timely manner, non-routine and complex transactions. In addition, the Company had not completed the requisite historical analysis and related reconciliations to ensure tax balances were appropriately stated prior to the completion of the Company’s internal control activities. These deficiencies resulted in errors in the Company’s accounting for income taxes. These errors were corrected prior to issuance of the consolidated financial statements as of and for the year ended April 30, 2005. In the aggregate, these deficiencies represent a material weakness in internal control over financial reporting on the basis that there is a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected by its internal control over financial reporting. Because of this material weakness in internal control over financial reporting, management concluded that, as of April 30, 2005, the Company’s internal control over financial reporting was not effective based on the criteria set forth by COSO.
Mark A. Ernst
Chairman of the Board, President and Chief Executive Officer
William L. Trubeck
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ....
The Board of Directors and Stockholders of H&R Block, Inc.:
   We have audited the accompanying consolidated balance sheets of H&R Block, Inc. and its subsidiaries (the Company) as of April 30, 2005 and 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
   We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H&R Block, Inc. and its subsidiaries as of April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended April 30, 2005, in conformity with U.S. generally accepted accounting principles.
   As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting to adopt Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” during the year ended April 30, 2004.
   As discussed in Note 2 to the consolidated financial statements, the Company restated its financial statements for its fiscal year ended April 30, 2004.
   We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the

H&R BLOCK 2005 Form 10K

Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated July 29, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
Kansas City, Missouri
July 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ....
The Board of Directors and Stockholders of H&R Block, Inc.:
   We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting (Item 9A(b)),that H&R Block, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of April 30, 2005, because of the effect of the material weakness identified in management’s assessment that the Company’s controls and procedures over accounting for income taxes were ineffective, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
   We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
   A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
   Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
   A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: The Company did not maintain sufficient resources in the corporate tax function to accurately identify, evaluate and report, in a timely manner, nonroutine and complex transactions. In addition, the Company had not completed the requisite historical analysis and related reconciliations to ensure tax balances were appropriately stated prior to the completion of the Company’s internal control activities. These deficiencies resulted in errors in the Company’s accounting for income taxes. Because of these deficiencies, there is more than a remote likelihood that a material misstatement in the Company’s annual or interim financial statements due to errors in accounting for income taxes could occur and not be prevented or detected by its internal control over financial reporting.
   We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of H&R Block, Inc. and subsidiaries as of April 30, 2005 and 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2005 consolidated financial statements, and this report does not affect our report dated July 29, 2005, which expressed an unqualified opinion on those consolidated financial statements.

H&R BLOCK 2005 Form 10K

   In our opinion, management’s assessment that H&R Block, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of April 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Kansas City, Missouri
July 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ....
To the Board of Directors and Shareholders of H&R Block, Inc.:
   In our opinion, the accompanying consolidated statements of income and comprehensive income, of cash flows and of stockholders’ equity present fairly, in all material respects, the results of operations and cash flows of H&R Block, Inc. and its subsidiaries (the “Company”) for the year ended April 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
   As described in Note 2, the financial statements have been restated for the year ended April 30, 2003.
June 10, 2003, except for Note 2
as to which the date is July 29, 2005
Kansas City, Missouri

H&R BLOCK 2005 Form 10K

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	(Amounts in 000s, except per share amounts)

		Restated(1)	Restated(1)
Year ended April 30,	2005	2004	2003

REVENUES ...
Service revenues	$2,920,586	$2,639,367	$2,295,936
Other revenues:
Gains on sales of mortgage assets, net	822,075	918,297	827,127
Product and other revenues	478,443	460,421	412,995
Interest income	198,915	229,795	195,068

	4,420,019	4,247,880	3,731,126

OPERATING EXPENSES ...
Cost of service revenues	1,999,220	1,794,501	1,625,937
Cost of other revenues	416,421	380,365	300,749
Impairment of goodwill	–	–	122,251
Selling, general and administrative	952,125	848,675	760,864

	3,367,766	3,023,541	2,809,801

Operating income	1,052,253	1,224,339	921,325
Interest expense	62,367	71,218	76,723
Other income, net	27,829	9,854	10,962

Income before taxes	1,017,715	1,162,975	855,564
Income taxes	381,858	447,367	377,949

Net income before change in accounting principle	635,857	715,608	477,615
Cumulative effect of change in accounting principle for multiple deliverable revenue arrangements, less tax benefit of $4,031	–	(6,359)	–

NET INCOME	$635,857	$709,249	$477,615

BASIC EARNINGS PER SHARE ...
Before change in accounting principle	$3.83	$4.04	$2.66
Cumulative effect of change in accounting principle	–	(.03)	–

Net income	$3.83	$4.01	$2.66

DILUTED EARNINGS PER SHARE ...
Before change in accounting principle	$3.77	$3.96	$2.59
Cumulative effect of change in accounting principle	–	(.04)	–

Net income	$3.77	$3.92	$2.59

COMPREHENSIVE INCOME ...
Net income	$635,857	$709,249	$477,615
Unrealized gains on securities, net of taxes:
Unrealized holding gains arising during the period, less taxes of $36,670, $64,174, and $70,983	59,409	103,886	114,885
Reclassification adjustment for gains included in income, less taxes of $40,661, $67,561 and $72,370	(65,848)	(109,385)	(117,073)
Change in foreign currency translation adjustments	8,946	12,355	17,415

	$638,364	$716,105	$492,842

See accompanying notes to consolidated financial statements.

(1)	See note 2.

H&R BLOCK 2005 Form 10K

CONSOLIDATED BALANCE SHEETS

(Amounts in 000s, except share and per share amounts)

		Restated(1)
April 30,	2005	2004

ASSETS
CURRENT ASSETS ...
Cash and cash equivalents	$1,100,213	$1,072,745
Cash and cash equivalents – restricted	516,909	545,428
Receivables from customers, brokers, dealers and clearing organizations, less allowance for doubtful accounts of $1,151 and $1,103	590,226	625,076
Receivables, less allowance for doubtful accounts of $38,879 and $53,418	418,788	329,219
Prepaid expenses and other current assets	444,498	381,024

Total current assets	3,070,634	2,953,492
Residual interests in securitizations – available-for-sale	205,936	210,973
Beneficial interest in Trusts – trading	215,367	153,818
Mortgage servicing rights	166,614	113,821
Property and equipment, net	330,150	273,303
Intangible assets, net	247,092	293,477
Goodwill, net	1,015,947	993,467
Other assets	287,543	240,381

Total assets	$5,539,283	$5,232,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES ...
Current portion of long-term debt	$25,545	$275,669
Accounts payable to customers, brokers and dealers	950,684	1,065,793
Accounts payable, accrued expenses and other	564,749	461,640
Accrued salaries, wages and payroll taxes	318,644	280,367
Accrued income taxes	349,298	413,868

Total current liabilities	2,208,920	2,497,337
Long-term debt	923,073	545,811
Other noncurrent liabilities	430,919	369,769

Total liabilities	3,562,912	3,412,917

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY ...
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, 217,945,398 shares issued at April 30, 2005 and 2004	2,179	2,179
Convertible preferred stock, no par, stated value $.01 per share, 500,000 shares authorized	–	–
Additional paid-in capital	600,568	545,065
Accumulated other comprehensive income	68,718	66,211
Retained earnings	3,188,785	2,695,916
Less treasury shares, at cost	(1,883,879)	(1,489,556)

Total stockholders’ equity	1,976,371	1,819,815

Total liabilities and stockholders’ equity	$5,539,283	$5,232,732

See accompanying notes to consolidated financial statements.

(1)	See note 2.

H&R BLOCK 2005 Form 10K

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Amounts in 000s)

		Restated(1)	Restated(1)
Year Ended April 30,	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES ...
Net income	$635,857	$709,249	$477,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,867	179,131	169,092
Provision for bad debt	52,221	53,663	49,748
Provision for deferred taxes on income	(42,345)	(986)	(29,944)
Accretion of residual interests in securitizations	(137,610)	(186,466)	(146,343)
Impairment of residual interests in securitizations	12,235	26,063	54,111
Realized gain on sale of previously securitized residual interests	(15,396)	(40,689)	(93,307)
Additions to trading securities – residual interests in securitizations	(115,657)	(327,996)	(542,544)
Proceeds from net interest margin transactions	98,743	310,358	541,791
Additions to mortgage servicing rights	(137,510)	(84,274)	(65,345)
Amortization of mortgage servicing rights	84,191	69,718	47,107
Net change in beneficial interest in Trusts	(61,549)	(17,222)	(84,655)
Impairment of goodwill	–	–	122,251
Tax benefit from stock option exercises	10,961	23,957	37,304
Stock-based compensation	44,139	25,718	2,079
Cumulative effect of change in accounting principle	–	6,359	–
Changes in assets and liabilities, net of acquisitions:
Cash and cash equivalents – restricted	28,519	(107,186)	(286,069)
Receivables for customers, brokers dealers and clearing organizations	33,892	(108,846)	326,824
Receivables	(121,177)	26,294	(72,423)
Mortgage loans held for sale:
Originations and purchases	(31,003,456)	(23,255,483)	(17,827,828)
Sales and principal repayments	30,990,566	23,246,815	17,837,323
Prepaid expenses and other current assets	(53,858)	26,978	43,818
Accounts payable to customers, brokers and dealers	(115,109)	203,099	(40,507)
Accounts payable, accrued expenses and other	113,419	(104,563)	60,454
Accrued salaries, wages and payroll taxes	38,277	70,521	(42,911)
Accrued income taxes	(29,906)	93,770	111,822
Other, net	20,479	14,481	40,272

Net cash provided by operating activities	513,793	852,463	689,735

CASH FLOWS FROM INVESTING ACTIVITIES ...
Available-for-sale securities:
Purchases of available-for-sale securities	(10,175)	(11,434)	(14,614)
Cash received from residual interests in securitizations	136,045	193,606	140,795
Cash proceeds from sale of previously securitized residuals	16,485	53,391	142,486
Sales of other available-for-sale securities	9,752	15,410	14,081
Purchases of property and equipment, net	(209,458)	(123,826)	(148,706)
Payments made for business acquisitions, net of cash acquired	(37,621)	(280,865)	(26,408)
Other, net	36,562	26,332	19,895

Net cash provided by (used in) investing activities	(58,410)	(127,386)	127,529

CASH FLOWS FROM FINANCING ACTIVITIES ...
Repayments of commercial paper	(5,191,623)	(4,618,853)	(9,925,516)
Proceeds from issuance of commercial paper	5,191,623	4,618,853	9,925,516
Repayments of Senior Notes	(250,000)	–	–
Proceeds from issuance of Senior Notes	395,221	–	–
Payments on acquisition debt	(25,664)	(59,003)	(57,469)
Dividends paid	(142,988)	(138,397)	(125,898)
Acquisition of treasury shares	(530,022)	(519,862)	(317,570)
Proceeds from issuance of common stock	136,102	119,956	126,325
Other, net	(10,564)	31,681	(2,572)

Net cash used in financing activities	(427,915)	(565,625)	(377,184)

Net increase in cash and cash equivalents	27,468	159,452	440,080
Cash and cash equivalents at beginning of the year	1,072,745	913,293	473,213

Cash and cash equivalents at end of the year	$1,100,213	$1,072,745	$913,293

See accompanying notes to consolidated financial statements.

(1)	See note 2.

H&R BLOCK 2005 Form 10K

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	(Amounts in 000s, except per share amounts)

			Convertible			Accumulated
	Common Stock		Preferred Stock		Additional	Other		Treasury Stock
					Paid-In	Comprehensive	Retained			Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity

Balances at April 30, 2002 (1)	217,945	$2,179	–	$–	$468,052	$44,128	$1,767,702	(36,820)	$(912,641)	$1,369,420
Prior year adjustment (2)	–	–	–	–	–	–	5,645	–	–	5,645

Balances at April 30, 2002 (2)	217,945	2,179	–	–	468,052	44,128	1,773,347	(36,820)	(912,641)	1,375,065
Net income (2)	–	–	–	–	–	–	477,615	–	–	477,615
Unrealized translation gain	–	–	–	–	–	17,415	–	–	–	17,415
Change in net unrealized gain on marketable securities (2)	–	–	–	–	–	(2,188)	–	–	–	(2,188)
Shares issued for:
Stock options	–	–	–	–	27,241	–	–	5,070	135,409	162,650
Restricted shares	–	–	–	–	5	–	–	(64)	(1,306)	(1,301)
ESPP	–	–	–	–	1,095	–	–	94	2,515	3,610
Acquisition of treasury shares	–	–	–	–	–	–	–	(6,624)	(317,570)	(317,570)
Cash dividends paid – $.70 per share	–	–	–	–	–	–	(125,898)	–	–	(125,898)

Balances at April 30, 2003 (2)	217,945	2,179	–	–	496,393	59,355	2,125,064	(38,344)	(1,093,593)	1,589,398
Net income (2)	–	–	–	–	–	–	709,249	–	–	709,249
Unrealized translation gain	–	–	–	–	–	12,355	–	–	–	12,355
Change in net unrealized gain on marketable securities (2)	–	–	–	–	–	(5,499)	–	–	–	(5,499)
Stock-based compensation expense	–	–	–	–	25,718	–	–	–	–	25,718
Shares issued for:
Stock options	–	–	–	–	21,585	–	–	3,928	117,975	139,560
Restricted shares	–	–	–	–	385	–	–	72	2,103	2,488
ESPP	–	–	–	–	984	–	–	127	3,821	4,805
Acquisition of treasury shares	–	–	–	–	–	–	–	(10,633)	(519,862)	(519,862)
Cash dividends paid – $.78 per share	–	–	–	–	–	–	(138,397)	–	–	(138,397)

Balances at April 30, 2004 (2)	217,945	2,179	–	–	545,065	66,211	2,695,916	(44,850)	(1,489,556)	1,819,815
Net income	–	–	–	–	–	–	635,857	–	–	635,857
Unrealized translation gain	–	–	–	–	–	8,946	–	–	–	8,946
Change in net unrealized gain on marketable securities	–	–	–	–	–	(6,439)	–	–	–	(6,439)
Stock-based compensation expense	–	–	–	–	44,139	–	–	–	–	44,139
Shares issued for:
Stock options	–	–	–	–	15,892	–	–	3,479	124,263	140,155
Restricted shares	–	–	–	–	(5,718)	–	–	176	6,098	380
ESPP	–	–	–	–	1,190	–	–	151	5,338	6,528
Acquisition of treasury shares	–	–	–	–	–	–	–	(11,281)	(530,022)	(530,022)
Cash dividends paid – $.86 per share	–	–	–	–	–	–	(142,988)	–	–	(142,988)

Balances at April 30, 2005	217,945	$2,179	–	$–	$600,568	$68,718	$3,188,785	(52,325)	$(1,883,879)	$1,976,371

See accompanying notes to consolidated financial statements.

(1)	As previously reported.
(2)	As restated, see note 2.

H&R BLOCK 2005 Form 10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS ... Our operating subsidiaries provide a variety of financial services to the general public, principally in the U.S. Specifically, we offer tax return preparation; origination, sale and servicing of non-prime and prime mortgages; investment services through a broker-dealer; tax preparation and related software; refund anticipation loans offered by a third-party lending institution; and accounting, tax and consulting services to business clients. Tax preparation services are also provided in Canada, Australia and the United Kingdom.
   PRINCIPLES OF CONSOLIDATION ... The consolidated financial statements include the accounts of the Company and our wholly-owned and majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated.
   Some of our subsidiaries operate in regulated industries, and their underlying accounting records reflect the policies and requirements of these industries.
   RECLASSIFICATIONS ... Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The previously reported International Tax Operations segment has been aggregated with U.S. Tax Operations in the Tax Services segment.
   We have modified our income statement to present aggregate costs related to our revenue categories, rather than presenting operating expenses by their natural classification. All direct costs, both fixed and variable, of revenues are included in these categories.
   We reclassified $167.7 million and $103.3 million for fiscal years 2004 and 2003, respectively, from interest income to gain on sale, representing excess cash received from our beneficial interest in Trusts. The beneficial interest in Trusts is reported at fair value at each balance sheet date. Changes in its fair value are included in current period earnings. The excess cash received together with the and mark-to-market adjustment for each period have been classified as gain on sale of mortgage loans. We also increased gains on sales of mortgage for fiscal years 2004 and 2003, related to the reclassification of certain compensation and benefits expenses previously presented net in revenues.
   Deferred taxes and taxes payable have been reclassified for a change in method of income tax reporting we initiated during fiscal year 2004 resulting in a decrease to total assets and liabilities of $101.3 million at April 30, 2004.
   These reclassifications had no effect on the results of operations or stockholders’ equity as previously reported. Adjustments related to the restatement of previously issued financial statements are detailed in note 2.
   MANAGEMENT ESTIMATES ... The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
   CASH AND CASH EQUIVALENTS ... Cash and cash equivalents include cash on hand, cash due from banks and securities purchased under agreements to resell. For purposes of the consolidated balance sheets and consolidated statements of cash flows, all non-restricted highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Book overdrafts included in accounts payable totaled $92.7 million and $104.8 million at April 30, 2005 and 2004, respectively.
   Our broker-dealer purchases securities under agreements to resell and accounts for them as collateralized financings. The securities are carried at the amounts at which the securities will be subsequently resold, as specified in the respective agreements. It is our policy to take possession of securities, subject to resale agreements. The securities are revalued daily and collateral added whenever necessary to bring market value of the underlying collateral to a level equal to or greater than the repurchase amount specified in the contracts.
   CASH AND CASH EQUIVALENTS – RESTRICTED ... Cash and cash equivalents – restricted consists primarily of securities purchased under agreements to resell and cash which has been segregated in a special reserve account for the exclusive benefit of customers pursuant to federal regulations under Rule 15c3-3 of the Securities Exchange Act of 1934. Also included are cash balances held for outstanding commitments to fund mortgage loans and funds held to pay payroll taxes on behalf of customers.
   MARKETABLE SECURITIES – TRADING ... Certain marketable debt securities held by our broker-dealer are classified as trading, carried at market value based on quoted prices and marked to market through the consolidated income statements. Certain residual interests in securitizations of

H&R BLOCK 2005 Form 10K

mortgage loans are classified as trading based on management’s intentions, carried at market value based on discounted cash flow models and marked to market through the consolidated income statements. These securities are included in prepaid expenses and other current assets on the consolidated balance sheets.
   RECEIVABLES FROM CUSTOMERS, BROKERS, DEALERS AND CLEARING ORGANIZATIONS AND ACCOUNTS PAYABLE TO CUSTOMERS, BROKERS AND DEALERS ... Customer receivables and payables consist primarily of amounts due on margin and cash transactions. These receivables are collateralized by customers’ securities held, which are not reflected in the accompanying consolidated financial statements.
   Receivables from brokers are collateralized by securities in our physical possession, or on deposit with us, or receivables from customers or other brokers. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses.
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
   RECEIVABLES ... Receivables consist primarily of Business Services’ accounts receivable and mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or market value as determined by outstanding commitments from investors or current investor-yield requirements calculated on an aggregate basis. The allowance for doubtful accounts requires management’s judgment regarding current market indicators concerning general economic trends to establish an amount considered by management to be adequate to cover potential losses related to our non-mortgage loan receivable balance.
   RESIDUAL INTERESTS IN SECURITIZATIONS ... Residual interests classified as available-for-sale securities are carried at market value based on discounted cash flow models with unrealized gains included in other comprehensive income. The residual interests are accreted over the estimated life of the securitization structure. If the carrying value exceeds market value, the residual is written down to market value with the realized loss, net of any unrealized gain previously recorded in other comprehensive income, included in gains on sales of mortgage assets in the consolidated income statements.
   We estimate future cash flows from these residuals and value them using assumptions we believe to be consistent with those of unaffiliated third-party purchasers. We estimate the fair value of residuals by computing the present value of the excess of the weighted-average interest rate on the loans sold plus estimated collection of prepayment penalty fee income over the sum of (1) the coupon on the securitization bonds, (2) a contractual servicing fee paid to the servicer of the loans, which is usually Option One, (3) expected losses to be incurred on the portfolio of the loans sold, as projected to occur, over the lives of the loans, (4) fees payable to the trustee and insurer, if applicable, and (5) payments made to investors on NIM bonds, if applicable. The residual valuation takes into consideration the current and expected interest rate environment, including projected changes in future interest rates and the timing of such changes. Prepayment and loss assumptions used in estimating the cash flows are based on evaluation of the actual experience of the servicing portfolio, the characteristics of the applicable loan portfolio, as well as also taking into consideration the current and expected economic and interest rate environment and its expected impact. The estimated cash flows are discounted at an interest rate we believe an unaffiliated third-party purchaser would require as a rate of return on a financial instrument with a similar risk profile. We evaluate, and adjust if necessary, the fair values of residual interests quarterly by updating the actual performance and expected assumptions in the discounted cash flow models based on current information and events and by estimating, or validating with third-party experts, if necessary, what a market participant would use in determining the current fair value. To the extent that actual excess cash flows are different from estimated excess cash flows, the fair value of the residual would increase or decrease.
   BENEFICIAL INTEREST IN TRUSTS – TRADING ... The beneficial interest in Trusts is recorded as a result of daily non-prime whole loan sales to Trusts. The beneficial interest is classified as a trading security, based on management’s intentions, is carried at market value and is marked to market through the consolidated income statements. Market value is calculated as the present value of future cash flows, limited by the ultimate expected outcome from the disposition of the loans by the Trusts.
   MORTGAGE SERVICING RIGHTS ... MSRs retained in the sale of mortgage loans are recorded at allocated carrying amounts based on relative fair values at the time of the sale. The MSRs are carried at the lower of cost or fair value. Fair values of MSRs are determined based on the present value of estimated future cash flows related to servicing loans. Assumptions used in estimating the value of MSRs include market discount rates and

H&R BLOCK 2005 Form 10K

anticipated prepayment speeds including default, estimated ancillary fee income and other economic factors. The prepayment speeds are estimated using our historical experience and third-party market sources. The MSRs are amortized to earnings in proportion to, and over the period of, estimated net future servicing income. MSRs are reviewed quarterly for potential impairment. Impairment is assessed based on the fair value of each risk stratum. MSRs are stratified by the fiscal year of the loan sale date, which approximates date of origination, and loan type, usually 6-month adjustable, 2- to 3-year adjustable and fixed rate.
   PROPERTY AND EQUIPMENT ... Buildings and equipment are initially recorded at cost and are depreciated over the estimated useful life of the assets using the straight-line method. Leasehold improvements are initially recorded at cost and are amortized over the lesser of the term of the respective lease or the estimated useful life, using the straight-line method. Estimated useful lives are 15 to 40 years for buildings, 3 to 5 years for computers and other equipment and up to 8 years for leasehold improvements.
   We capitalize certain allowable costs associated with software developed or purchased for internal use. These costs are amortized over 36 months using the straight-line method.
   INTANGIBLE ASSETS AND GOODWILL ... We account for intangible assets and goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). We test goodwill and other indefinite life intangible assets for impairment annually or more frequently, whenever events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value. We have defined our reporting units as our operating segments or one level below. The first step of the impairment test is to compare the estimated fair value of the reporting unit to its carrying value. If the carrying value is less than fair value, no impairment exists. If the carrying value is greater than fair value, a second step is performed to determine the fair value of goodwill and the amount of impairment loss, if any. These tests were completed and no indications of goodwill impairment were found during fiscal year 2005 or 2004. During fiscal year 2003, impairment charges of $108.8 million and $13.5 million were recorded in the Investment Services and Business Services segments, respectively.
   In addition, long-lived assets, including intangible assets with finite lives, are assessed for impairment whenever events or circumstances indicate the carrying value may not be fully recoverable by comparing the carrying value to future undiscounted cash flows. To the extent there is impairment, an analysis is performed based on several criteria, including, but not limited to, revenue trends, discounted operating cash flows and other operating factors to determine the impairment amount. No material impairment adjustments to other intangible assets or other long-lived assets were made during the three-year period ended April 30, 2005. The weighted-average life of intangible assets with finite lives is nine years.
   COMMERCIAL PAPER ... Short-term borrowings are used to finance temporary liquidity needs and various financial activities. There was no commercial paper outstanding at April 30, 2005 and 2004.
   LITIGATION ... Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. We record reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded.
   INCOME TAXES ... We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires us to record deferred income tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Our deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our current deferred tax assets are included in prepaid expenses and other current assets on the consolidated balance sheets. Noncurrent deferred tax assets are included in other assets on our consolidated balance sheets.
   We file a consolidated Federal tax return on a calendar year basis.
   REVENUE RECOGNITION ... Service revenues consist primarily of fees for preparation and filing of tax returns, both in offices and through our online programs, fees associated with our POM guarantee program, mortgage loan-servicing fees, fees for consulting services and brokerage commissions. Generally, service revenues are recorded in the period in which the service is performed. Retail and online tax preparation revenues are recorded when a completed return is filed or accepted by the customer. POM revenues are deferred and recognized over the

H&R BLOCK 2005 Form 10K

term of the guarantee based upon historic and actual payment of claims. Revenues for services rendered in connection with the Business Services segment are recognized on a time and materials basis. Investment Services’ production revenue is recognized on a trade-date basis.
   Gains on sales of mortgage assets are recognized when control of the assets is surrendered (when loans are sold to Trusts) and are based on the difference between cash proceeds and the allocated cost of the assets sold.
   Interest income consists primarily of interest earned on customer margin loan balances and mortgage loans, and accretion income. Interest income on customer margin loan balances is recognized daily as earned based on current rates charged to customers for their margin balance. Accretion income represents interest earned over the life of residual interests using the effective interest method.
   Product and other revenues include royalties, RAL participation revenues and sales of software products. Franchise royalties, which are based upon the contractual percentages of franchise revenues, are recorded in the period in which the franchise provides the service. RAL participation revenue is recorded when we purchase our participation interest in the RAL. Software revenues consist mainly of tax preparation software and other personal productivity software. Sales of software are recognized when the product is sold to the end user.
   Revenue recognition is evaluated separately for each unit in multiple-deliverable arrangements.
   ADVERTISING EXPENSE ... Advertising costs are expensed the first time the advertisement is run. Total advertising costs recorded in fiscal year 2005, 2004 and 2003 totaled $195.4 million, $188.3 million and $150.8 million, respectively.
   FOREIGN CURRENCY TRANSLATION ... Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders’ equity. Revenue and expense transactions are translated at the average of exchange rates in effect during the period.
   COMPREHENSIVE INCOME ... Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in stockholders’ equity. Our comprehensive income is comprised of net income, foreign currency translation adjustments and the change in net unrealized gains or losses on available-for-sale marketable securities. Included in stockholders’ equity at April 30, 2005 and 2004, the net unrealized holding gain on available-for-sale securities was $71.6 million and $78.0 million, respectively, and the foreign currency translation adjustment was $(2.8) million and $(11.8) million, respectively. The net unrealized holding gain on available-for-sale securities relates primarily to residual interests in securitizations.
   STOCK-BASED COMPENSATION PLANS ... Effective May 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), under the prospective transition method as described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). We recognize stock-based compensation expense for the issuance of stock options, restricted shares and our ESPP on a straight-line basis over the vesting period. Had compensation cost for all stock-based compensation plan awards been determined in accordance with the fair value accounting method prescribed under SFAS 123, our net income and earnings per share would have been as follows:

	(in 000s, except per share amounts)

		Restated	Restated
Year Ended April 30,	2005	2004	2003

Net income	$635,857	$709,249	$477,615
Add: Stock-based compensation expense included in reported net income, net of taxes	28,819	18,029	1,223
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of taxes	(39,544)	(30,662)	(21,025)

Pro forma net income	$625,132	$696,616	$457,813

Basic earnings per share:
As presented	$3.83	$4.01	$2.66
Pro forma	3.77	3.93	2.55
Diluted earnings per share:
As presented	$3.77	$3.92	$2.59
Pro forma	3.71	3.86	2.50

   DERIVATIVE ACTIVITIES ... We record derivative instruments as assets or liabilities, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting.
   We use financial instruments to mitigate interest rate risk and loan commitments related to mortgage loans which will be held for sale. We use forward loan sale commitments, interest rate swaps and interest rate caps throughout the year to manage our interest rate risk. We do not enter into derivative transactions for speculative or trading purposes. None of our derivative

H&R BLOCK 2005 Form 10K

instruments qualify for hedge accounting treatment as of April 30, 2005 and 2004.
   DISCLOSURE REGARDING CERTAIN FINANCIAL INSTRUMENTS ... The carrying values reported in the balance sheet for cash equivalents, receivables, accounts payable, accrued liabilities and the current portion of long-term debt approximate fair market value due to the relative short-term nature of the respective instruments. Residual interests and beneficial interests in Trusts are recorded at estimated fair value as discussed above. See note 6 for the fair value of MSRs and note 10 for fair value of long-term debt.
   NEW ACCOUNTING STANDARDS ... In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) was issued. SFAS 123R requires all entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Compensation expense must be recognized for the unvested portions of all awards outstanding as of the date of adoption. The provisions of this standard were delayed by the SEC and will be effective as of the beginning of our fiscal year 2007. We are currently evaluating what effect the adoption of SFAS 123R will have on our consolidated financial statements.
   In August 2003, we adopted Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 requires consideration received in connection with arrangements involving multiple revenue generating activities be measured and allocated to each separate unit of accounting. Revenue recognition is determined separately for each unit of accounting within the arrangement. EITF 00-21 impacts revenue recognition related to tax preparation in our premium tax offices where POM guarantees are included in the price of a completed tax return. Prior to the adoption of EITF 00-21, revenues related to POM guarantees at premium offices were recorded in the same period as tax preparation revenues. Beginning May 1, 2003, revenues related to POM guarantees are now initially deferred and recognized over the guarantee period in proportion to POM claims paid. As a result of the adoption of EITF 00-21, we recorded a cumulative effect of a change in accounting principle of $6.4 million, net of a tax benefit of $4.0 million, as of May 1, 2003.
   Revenues recognized during fiscal year 2004, which were initially recognized in prior periods and recorded as part of the cumulative effect of a change in accounting principle, totaled $36.3 million.
   Pro forma results, as if EITF 00-21 had been applied during fiscal year 2003, are as follows:

	(in 000s, except per share amounts)

Net income	$477,615	$475,969
Earnings per share:
Basic	$2.66	$2.65
Diluted	2.59	2.59

   The Financial Accounting Standards Board (“FASB”) intends to reissue the exposure draft, “Qualifying Special Purpose Entities and Isolation of Transferred Assets, an Amendment of FASB Statement No. 140,” during the third quarter of calendar year 2005. The purpose of the proposal is to provide more specific guidance on the accounting for transfers of financial assets to a QSPE.
   Provisions in the first exposure draft, as well as tentative decisions reached by the FASB during its deliberations, may require us to consolidate our current QSPEs (the Trusts) established in our Mortgage Services segment. As of April 30, 2005, the Trusts had both assets and liabilities of $6.7 billion. The provisions of the exposure draft are subject to FASB due process and are subject to change. We will continue to monitor the status of the exposure draft, and consider changes, if any, to current structures as a result of the proposed rules.
   The estimated impact of these new accounting standards reflects current views. There may be material differences between these estimates and the actual impact of these standards.

NOTE 2: RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
On June 7, 2005, management and the Audit Committee of the Board of Directors determined that restatement of our previously issued consolidated financial statements, including financial statements for the nine months ended January 31, 2005 and for the fiscal years ended April 30, 2004 and 2003 and all related interim periods, was appropriate as a result of the errors noted below.
   The restatements did not have any impact on our previously reported service revenues or on our compliance with any financial covenant under our lines of credit or other debt instruments.
   The restatement is a result of the following items. All amounts listed are pretax, unless otherwise noted.

▪	An error in calculating the gain on sale of residual interests in fiscal year 2003, resulting in an overstatement in gain on sales of mortgage assets for that year of $37.6 million. This error was corrected by deferring a portion of the gain on sale of residual interests as of the transaction date in fiscal year

H&R BLOCK 2005 Form 10K

2003 and recognizing revenue from the sale as interest income from accretion of residual interests in subsequent periods. Interest income from accretion increased $18.4 million and $1.2 million in fiscal years 2004 and 2003, respectively. This correction also decreased impairments of residual interests $4.6 million and increased comprehensive income $14.2 million in fiscal year 2004.
▪	An error in the calculation of an incentive compensation accrual at our Mortgage Services segment as of April 30, 2004. This error resulted in an understatement of compensation expense in fiscal year 2004 of $12.1 million.
▪	An error in accounting for leased properties related to rent holidays and mandatory rent escalation in our Tax Services, Mortgage Services and Investment Services segments. We historically recognized rent expense on a cash basis. We determined that the lease term should have commenced on the date we took possession of the leased space and the expense calculated on a straight-line basis over the lease term. Rent expense was understated in fiscal years 2004 and 2003 by $1.3 million and $3.3 million, respectively. The cumulative overstatement of retained earnings prior to fiscal year 2003 arising from this error was $4.9 million.
▪	An error from the capitalization of certain branch office costs at our Investment Services segment, which should have been expensed as incurred. This error resulted in an understatement of occupancy expenses and an overstatement of depreciation expense and capital expenditures of a net understatement of operating expenses of $3.5 million in fiscal year 2004 and a net $2.1 million in fiscal year 2003, which is included in selling, general and administrative expenses. The cumulative overstatement of retained earnings prior to fiscal year 2003 arising from this error was $0.2 million.
▪	Errors related to accounting for acquisitions at our Business Services and Investment Services segments, the largest of which was the acquisition of OLDE in fiscal year 2000. Deferred taxes were not provided on the dates of acquisition for the book/tax basis differences for certain intangible assets. Additionally, an incorrect life has been used to amortize customer relationships for OLDE since the date of acquisition. As a result of these errors, goodwill was understated by $34.0 million at April 30, 2004 and intangible assets were overstated by $32.4 million. Additionally, deferred tax liabilities were understated by $55.7 million at April 30, 2004. Amortization of customer relationships was understated by $7.3 million in fiscal years 2004 and 2003, which is included in selling, general and administrative expenses. Our provision for income taxes was overstated by $15.2 million and $13.4 million in fiscal years 2004 and 2003, respectively, related to this error.

  The cumulative understatement of retained earnings prior to fiscal year 2003 arising from this error was $14.3 million.
  Upon determining the understatement of goodwill and the resulting change in the carrying values of the affected reporting units, we revisited each of the periods in which goodwill impairment testing was performed. This resulted in additional nondeductible impairment charges of $84.8 million related to the acquisition of OLDE and $1.7 million related to a reporting unit within the Business Services segment in fiscal year 2003.

▪	Restatement adjustments pertaining to income taxes relate primarily to purchase accounting restatement adjustments described above.
   Notes 4, 5, 6, 7, 8, 11, 15, 16, 17, 20, 21 and 22 have been restated to reflect the above described adjustments.

H&R BLOCK 2005 Form 10K

   The following is a summary of the impact of the restatement on our consolidated statements of income and comprehensive income for the fiscal years ended April 30, 2004 and 2003:

	(in 000s, except per share amounts)

Year Ended April 30,	2004			2003

	As Previously			As Previously
	Reported(1)	Adjustments	Restated	Reported(1)	Adjustments	Restated

Gains on sales of mortgage assets, net	$913,699	$4,598	$918,297	$864,701	$(37,574)	$827,127
Interest income	211,359	18,436	229,795	193,889	1,179	195,068
Total revenues	4,224,846	23,034	4,247,880	3,767,521	(36,395)	3,731,126
Cost of service revenues	1,787,089	7,412	1,794,501	1,623,601	2,336	1,625,937
Cost of other revenues	375,713	4,652	380,365	295,975	4,774	300,749
Impairment of goodwill	–	–	–	35,777	86,474	122,251
Selling, general and administrative	836,523	12,152	848,675	755,203	5,661	760,864
Total operating expenses	2,999,325	24,216	3,023,541	2,710,556	99,245	2,809,801
Operating income	1,225,521	(1,182)	1,224,339	1,056,965	(135,640)	921,325
Income before taxes	1,164,157	(1,182)	1,162,975	987,077	(131,513)	855,564
Income taxes	459,901	(12,534)	447,367	407,013	(29,064)	377,949
Net income	697,897	11,352	709,249	580,064	(102,449)	477,615
Basic earnings per share	$3.94	$0.07	$4.01	$3.23	$(0.57)	$2.66
Diluted earnings per share	3.86	0.06	3.92	3.15	(0.56)	2.59
Reclassification adjustment for gains included in income	$(95,150)	$(14,235)	$(109,385)	$(139,566)	$22,493	$(117,073)
Comprehensive income	718,988	(2,883)	716,105	572,798	(79,956)	492,842

(1)	Amounts presented “as previously reported” have been reclassified to conform with current year presentation. See discussion of reclassifications in note 1.

   The following is a summary of the impact of the restatement on our consolidated balance sheet as of April 30, 2004:

	(in 000s)

April 30,	2004

	As Previously
	Reported(1)	Adjustments	Restated

Intangible assets, net	$325,829	$(32,352)	$293,477
Goodwill, net	959,418	34,049	993,467
Property and equipment, net	279,220	(5,917)	273,303
Other assets	308,714	(68,333)	240,381
Total assets	5,295,468	(62,736)	5,232,732
Accrued salaries, wages and payroll taxes	268,747	11,620	280,367
Accrued income taxes	405,668	8,200	413,868
Other noncurrent liabilities	382,168	(12,399)	369,769
Total liabilities	3,398,459	14,458	3,412,917
Accumulated other comprehensive income	57,953	8,258	66,211
Retained earnings	2,781,368	(85,452)	2,695,916
Total stockholders’ equity	1,897,009	(77,194)	1,819,815
Total liabilities and stockholders’ equity	5,295,468	(62,736)	5,232,732

(1)	Amounts presented “as previously reported” have been reclassified to conform with current year presentation. See discussion of reclassifications in note 1.

H&R BLOCK 2005 Form 10K

   The following is a summary of the impact of the restatement on our consolidated statements of cash flows for fiscal years ended April 30, 2004 and 2003:

	(in 000s)

Year Ended April 30,	2004			2003

	As Previously			As Previously
	Reported(1)	Adjustments	Restated	Reported(1)	Adjustments	Restated

Net income	$697,897	$11,352	$709,249	$580,064	$(102,449)	$477,615
Depreciation and amortization	172,038	7,093	179,131	161,821	7,271	169,092
Provision for deferred taxes on income	11,459	(12,445)	(986)	10,574	(40,518)	(29,944)
Accretion of residual interests in securitizations	(168,029)	(18,436)	(186,465)	(145,165)	(1,178)	(146,343)
Impairment of residual interests in securitizations	30,661	(4,598)	26,063	54,111	–	54,111
Realized gain on sale of previously securitized residual interests	(40,689)	–	(40,689)	(130,881)	37,574	(93,307)
Impairment of goodwill	–	–	–	35,777	86,474	122,251
Accounts payable, accrued expenses and deposits	(105,737)	1,174	(104,563)	57,658	2,796	60,454
Accrued salaries, wages and payroll taxes	58,468	12,053	70,521	(42,772)	(139)	(42,911)
Accrued income taxes	93,710	60	93,770	99,715	12,107	111,822
Net cash provided by operating activities	856,210	(3,747)	852,463	691,926	(2,191)	689,735
Purchases of property and equipment, net	(127,573)	3,747	(123,826)	(150,897)	2,191	(148,706)
Net cash provided by (used in) investing activities	(131,133)	3,747	(127,386)	125,338	2,191	127,529

(1)	Amounts presented “as previously reported” have been reclassified to conform with current year presentation. See discussion of reclassifications in note 1.
   The restatement of our consolidated statement of stockholders’ equity resulted in an increase of $5.6 million to retained earnings as of April 30, 2002.

H&R BLOCK 2005 Form 10K

NOTE 3: BUSINESS COMBINATIONS AND DISPOSALS
Significant acquisitions during fiscal years 2005, 2004 and 2003 are as follows. Results for each acquisition are included since the date of acquisition.

	(in 000s)

Business	Asset Acquired	Estimated Life	Asset Value at Acquisition

Fiscal year 2005 ...
Non-accounting firm Business Services acquisitions	Property and equipment		$2,497
	Goodwill		9,666
	Customer relationships	10 years	7,730
	Noncompete agreements	15 years	100

	Weighted average life	10 years	$19,993

Fiscal year 2004 ...
Former major franchise territories	Property and equipment		$2,697
	Goodwill		205,313
	Customer relationships	10 years	18,167
	Noncompete agreements	3 years	17,069

	Weighted average life	7 years	$243,246

Accounting firms	Goodwill		$3,923
	Customer relationships	10 years	1,794
	Noncompete agreements	15 years	747

	Weighted average life	11 years	$6,464

Fiscal year 2003 ...
Accounting firms	Goodwill		$2,404
	Customer relationships	10 years	2,242
	Noncompete agreements	15 years	728

	Weighted average life	11 years	$5,374

   During fiscal year 2005, our Business Services segment acquired six businesses. Cash payments related to these acquisitions totaled $19.5 million, with additional cash payments of $0.1 million over the next five years. Goodwill recognized in these transactions is included in the Business Services segment and all but $3.8 million is deductible for tax purposes.
   During fiscal year 2004, we made payments of $243.2 million related to the acquisition of primarily assets and stock in the franchise territories of ten former major franchisees. The customer relationships will be amortized based on estimated customer retention over ten years. The noncompete agreements will be amortized on a straight-line basis over three years. Goodwill recognized in these transactions is included in the Tax Services segment and all but $3.9 million is deductible for tax purposes.
   During fiscal year 2004, we acquired three accounting firms. Cash payments related to these acquisitions totaled $6.2 million, with additional cash payments of $1.0 million over the next five years. The purchase agreements also provide for possible future contingent consideration of approximately $3.0 million. Goodwill recognized in these transactions is deductible for tax purposes and is included in the Business Services segment.
   During fiscal year 2003, we acquired two accounting firms. Cash payments related to these acquisitions totaled $2.6 million, with additional cash payments of $2.8 million over the next five years. The purchase agreements also provide for possible future contingent consideration of approximately $0.3 million. Goodwill recognized in these transactions was $2.4 million, which is deductible for tax purposes and is included in the Business Services segment.
   During fiscal years 2005, 2004 and 2003, we made other acquisitions which were accounted for as purchases with cash payments totaling $14.4 million, $7.9 million and $3.0 million, respectively. Their operations, which are not material, are included in the consolidated income statements since the date of acquisition.

H&R BLOCK 2005 Form 10K

NOTE 4: EARNINGS PER SHARE
Basic earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations of basic and diluted earnings per share before change in accounting principle are as follows:

	(in 000s, except per share amounts)

		Restated	Restated
Year ended April 30,	2005	2004	2003

Net income before change in accounting	$635,857	$715,608	$477,615
Basic weighted average common shares	165,806	177,076	179,638
Dilutive potential shares from stock options and restricted stock	3,006	3,725	4,439
Convertible preferred stock	1	1	1

Dilutive weighted average common shares	168,813	180,802	184,078

Earnings per share:
Basic	$3.83	$4.04	$2.66
Diluted	3.77	3.96	2.59

   Diluted earnings per share excludes the impact of common shares issuable upon the lapse of certain restrictions or the exercise of options to purchase 0.6 million, 2.4 million, and 2.6 million shares of stock for 2005, 2004 and 2003, respectively, because the options’ exercise prices were greater than the average market price of the common shares and therefore, the effect would be antidilutive.

NOTE 5: MARKETABLE SECURITIES AVAILABLE-FOR-SALE
The amortized cost and market value of marketable securities classified as available-for-sale at April 30, 2005 and 2004 are summarized below:

	(in 000s)

	2005				2004 (Restated)

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses(1)	Value	Cost	Gains	Losses(1)	Value

Municipal bonds	$9,797	$172	$(1)	$9,968	$8,846	$27	$(78)	$8,795
Common stock	4,250	308	(129)	4,429	4,661	450	(82)	5,029
Residual interests	90,525	115,411	–	205,936	85,100	125,873	–	210,973

	$104,572	$115,891	$(130)	$220,333	$98,607	$126,350	$(160)	$224,797

(1)	Gross unrealized losses have been in a continuous loss position for less than 12 months.

   We monitor our available-for-sale investment portfolio for impairment and consider many factors in determining whether the impairment is deemed to be other-than-temporary. These factors include, but are not limited to, the length of time the security has had a market value less than the cost basis, the severity of the loss, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings.
   Proceeds from the sales of available-for-sale securities were $26.2 million, $68.8 million and $156.6 million during fiscal years 2005, 2004 and 2003, respectively. Gross realized gains on those sales during fiscal years 2005, 2004 and 2003 were $15.8 million, $41.8 million and $93.9 million, respectively; gross realized losses were $0.3 million, $0.1 million and $0.7 million, respectively.
   Contractual maturities of available-for-sale debt securities at April 30, 2005 occur at varying dates over the next five to ten years. Because expected maturities differ from contractual maturities due to the issuers’ rights to prepay certain obligations

H&R BLOCK 2005 Form 10K

or the seller’s rights to call certain obligations, the first call date, put date or auction date for municipal bonds and notes is considered the contractual maturity date.

NOTE 6: MORTGAGE BANKING ACTIVITIES
We originate mortgage loans and sell most non-prime loans the same day the loans are funded to Trusts. These Trusts meet the criteria of QSPEs and are therefore not consolidated. The sale is recorded in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). The Trusts purchase the loans from us using five warehouse facilities we arrange. As a result of the whole loan sales to the Trusts, we remove the mortgage loans from our balance sheet and record the gain on the sale, cash and a beneficial interest in Trusts, which represents the ultimate expected outcome from the disposition of the loans. The beneficial interest in Trusts was $215.4 million and $153.8 million at April 30, 2005 and 2004, respectively.
   The Trusts, as directed by their third-party beneficial interest holders, either sell the loans directly to third-party investors or back to us to pool the loans for securitization. The decision to complete a whole loan sale or a securitization is dependent on market conditions. If the Trusts choose to sell the mortgage loans, we receive cash for our beneficial interest in Trusts. In a securitization transaction, the Trusts transfer the loans to one of our consolidated subsidiaries, and we transfer our beneficial interest in Trusts and the loans to a securitization trust. The securitization trust meets the definition of a QSPE and is therefore not consolidated. The securitization trust issues bonds, which are supported by the cash flows from the pooled loans, to third-party investors. We retain an interest in the loans in the form of a residual interest and usually assume the first risk of loss for credit losses in the loan pool. As the cash flows of the underlying loans and market conditions change, the value of our residual interest may also change, resulting in either additional unrealized gains or impairment of the value of the residual interests. These residual interests are classified as trading securities. We held no trading residual interests as of April 30, 2005 and 2004, as all trading residuals had been securitized.
   To accelerate the cash flows from our residual interests, we securitize the majority of our residual interests in NIM transactions. In a NIM transaction, the residual interests are transferred to another QSPE (“NIM trust”), which then issues bonds to third-party investors. The proceeds from the bonds are returned to us as payment for the residual interests. The bonds are secured by the pooled residual interests and are obligations of the NIM trust. We retain a subordinated interest in the NIM trust, and receive cash flows on our residual interest generally after the bonds issued to the third-party investors are paid in full. Residual interests retained from NIM securitizations may also be bundled and sold in a subsequent securitization. These residual interests are classified as available-for-sale securities. See note 5.
   Prime mortgage loans are sold in whole loan sales, servicing released, to third-party buyers.
   Activity related to residual interests in securitizations consists of the following:

		(in 000s)

		Restated
April 30,	2005	2004

Balance, beginning of year	$210,973	$264,337
Additions (resulting from NIM transactions)	16,914	9,007
Cash received	(136,045)	(193,606)
Cash received on sales of residual interests	(16,485)	(53,391)
Accretion	137,610	184,253
Impairments of fair value	(12,235)	(26,063)
Other	–	(6,203)
Change in unrealized holding gains arising during the period	5,204	32,639

Balance, end of year	$205,936	$210,973

   We sold $31.0 billion and $23.2 billion of mortgage loans in whole loan sales to the Trusts and other buyers during the years ended April 30, 2005 and 2004, respectively. Gains totaling $772.1 million and $915.6 million were recorded on these sales, respectively.
   Residual interests initially valued at $115.7 million and $328.0 million were securitized in NIM transactions during the years ended April 30, 2005 and 2004, respectively. Net cash proceeds of $98.7 million and $310.4 million were received from the NIM transactions for the years ended April 30, 2005 and 2004, respectively. Total net additions to residual interests for the years ended April 30, 2005 and 2004 were $16.9 million and $9.0 million, respectively.
   Cash flows from the residual interests of $136.0 million and $193.6 million were received from the securitization trusts for the years ended April 30, 2005 and 2004, respectively. An additional $16.5 million and $53.4 million was received during fiscal years 2005 and 2004, respectively, as a result of the sale of previously securitized residuals, as discussed below. Cash received on the residual interests is included in investing activities on the consolidated statements of cash flows.

H&R BLOCK 2005 Form 10K

   During fiscal year 2005, we completed sales of previously securitized residual interests and recorded gains of $15.4 million. We received cash proceeds of $16.5 million from the transactions and retained a $21.5 million residual interest. These sales accelerate cash flows from the residual interests, effectively realizing previously recorded unrealized gains included in other comprehensive income.
   During fiscal year 2004, we completed sales of previously securitized residual interests and recorded gains of $40.7 million. We received cash proceeds of $53.4 million from the transaction and retained a residual interest of $1.5 million.
   Residual interests are classified as available-for-sale securities and are therefore reported at fair value. Gross unrealized holding gains represent the write-up of residual interests as a result of lower interest rates, loan losses or loan prepayments to date than most recently projected in our valuation models.
   Aggregate net unrealized gains on residual interests, which had not yet been accreted into income, totaled $115.4 million and $125.9 million at April 30, 2005 and 2004, respectively. These unrealized gains are recorded net of deferred taxes in other comprehensive income, and may be recognized in income in future periods either through accretion or upon further securitization of the related residual interest.
   Included in prepaid expenses and other current assets on our consolidated balance sheets as of April 30, 2005 and 2004, is $231.0 million and $212.3 million, respectively, in default advances, escrow advances and principal and interest advances related to the servicing of non-prime loans.
   Activity related to mortgage servicing rights consists of the following:

	(in 000s)

April 30,	2005	2004

Balance, beginning of year	$113,821	$99,265
Additions	137,510	84,274
Amortization	(84,191)	(69,718)
Impairments of fair value	(526)	–

Balance, end of year	$166,614	$113,821

   Estimated amortization of MSRs for fiscal years 2006, 2007, 2008, 2009 and 2010 is $89.7 million, $49.8 million, $20.0 million, $5.8 million and $1.3 million, respectively. The carrying value of MSRs approximates fair value at April 30, 2005 and 2004.
   The key assumptions we used to originally estimate the cash flows and values of our residual interests are as follows:

	2005	2004	2003

Estimated credit losses	2.72%	3.63%	3.60%
Discount rate	25.00%	16.25%	13.03%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at valuation date

   The key assumptions we used to estimate the cash flows and values of our residual interests and MSRs at April 30 are as follows:

April 30,	2005	2004

Estimated credit losses – residual interests	3.03%	4.16%
Discount rate – residual interests	21.01%	19.09%
Discount rate – MSRs	12.80%	12.80%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at valuation date

   We originate both adjustable and fixed rate mortgage loans. A key assumption used to estimate the cash flows and values of the residual interests is average annualized prepayment speeds. Prepayment speeds include voluntary prepayments, involuntary prepayments and scheduled principal payments. Prepayment rate assumptions are as follows:

		Months Outstanding Without
		Prepayment Penalty
	Prior to
	Penalty
	Expiration	Zero – 3	Remaining Life

Adjustable rate mortgage loans:
With prepayment penalties	30%	70%	44%
Without prepayment penalties	36%	53%	40%
Fixed rate mortgage loans:
With prepayment penalties	29%	46%	42%

   For fixed rate mortgages without prepayment penalties, we use an average prepayment rate of 35% over the life of the loans. Prepayment rate is projected based on actual paydown including voluntary, involuntary and scheduled principal payments.
   Expected static pool credit losses are as follows:

	Mortgage Loans Securitized in
	2005	2004	2003	2002	Prior

As of:
April 30, 2005	2.83%	2.30%	2.08%	2.53%	4.52%
April 30, 2004	–	3.92%	4.35%	3.58%	4.46%

   Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.
   At April 30, 2005, the sensitivities of the current fair value of the residual interests and MSRs to 10% and 20% adverse changes in the above key assumptions are presented in the following

H&R BLOCK 2005 Form 10K

table. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in this table, the effect of a variation of a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

	(in 000s)

	Residential Mortgage Loans

	NIM	Beneficial interest
	Residuals	in Trusts	MSRs

Carrying amount/fair value of residuals	$205,936	$215,367	$166,614
Weighted average life (in years)	1.3	2.3	1.2
$ impact on fair value:
Prepayments (including defaults):
Adverse 10%	$(2,458)	$(12,950)	$(23,801)
Adverse 20%	8,293	(20,572)	(40,525)
Credit losses:
Adverse 10%	$(32,731)	$(6,962)	Not applicable
Adverse 20%	(64,368)	(13,917)	Not applicable
Discount rate:
Adverse 10%	$(5,158)	$(5,492)	$(2,175)
Adverse 20%	(10,023)	(10,730)	(4,301)
Variable interest rates:
Adverse 10%	$(9,991)	$(36,552)	Not applicable
Adverse 20%	(20,700)	(73,646)	Not applicable

   Mortgage loans which have been securitized at April 30, 2005 and 2004, past due sixty days or more and the related net credit losses are presented below:

	(in 000s)

	Total Principal		Principal Amount of Loans		Net Credit Losses
	Amount of Loans Outstanding		60 Days or More Past Due		(net of recoveries)

	April 30,		April 30,		Year Ended April 30,

	2005	2004	2005	2004	2005	2004

Residual mortgage loans	$10,300,805	$15,732,953	$1,128,376	$1,286,069	$132,015	$159,253
Warehouse	6,742,387	3,244,141	–	–	–	–

Total loans	$17,043,192	$18,977,094	$1,128,376	$1,286,069	$132,015	$159,253

NOTE 7: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment for the year ended April 30, 2005, are as follows:

	(in 000s)

	Restated
	2004	Additions	Other	2005

Tax Services	$350,044	$10,175	$562	$360,781
Mortgage Services	152,467	–	–	152,467
Business Services	317,002	11,513	230	328,745
Investment Services	173,954	–	–	173,954

	$993,467	$21,688	$792	$1,015,947

H&R BLOCK 2005 Form 10K

   Goodwill and other indefinite life intangible assets were tested for impairment in the fourth quarter of fiscal year 2005. An independent valuation firm was engaged to assist in the test for selected reporting units. No impairment existed at any of our reporting units during fiscal year 2005 or 2004. In light of unsettled market conditions and the severe decline of comparable business valuations in the investment industry, we engaged an independent valuation firm in fiscal year 2003 to perform the goodwill impairment test on the Investment Services segment in accordance with SFAS 142. Based on this valuation, a goodwill impairment charge of $108.8 million was recorded during fiscal year 2003. Also during 2003, our annual impairment test resulted in an impairment of $13.5 million for a reporting unit within the Business Services segment. No other impairments were identified.
   The goodwill and intangible assets previously included in Corporate as of April 30, 2004 have been reclassified to the Tax Services segment to more appropriately reflect our segment reporting.
   The components of intangible assets are as follows:

-----------------------------------------------------------------------------------------------------------------------(in-000s)
April 30,	2005			2004 (Restated)

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$23,717	$(7,207)	$16,510	$19,011	$(3,377)	$15,634
Noncompete agreements	17,677	(11,608)	6,069	17,364	(5,724)	11,640
Business Services:
Customer relationships	130,585	(68,433)	62,152	121,229	(56,313)	64,916
Noncompete agreements	27,796	(11,274)	16,522	27,424	(8,670)	18,754
Trade name – amortizing	1,450	(995)	455	1,450	(926)	524
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769
Investment Services:
Customer relationships	293,000	(198,385)	94,615	293,000	(161,760)	131,240

	$549,862	$(302,770)	$247,092	$535,115	$(241,638)	$293,477

   Amortization of intangible assets for the years ended April 30, 2005, 2004 and 2003 was $61.4 million, $61.5 million and $51.8 million, respectively. Estimated amortization of intangible assets for fiscal years 2006, 2007, 2008, 2009 and 2010 is $60.6 million, $51.6 million, $34.4 million, $11.7 million and $9.8 million, respectively.

NOTE 8: PROPERTY AND EQUIPMENT
The components of property and equipment are as follows:

	(in 000s)

		Restated
April 30,	2005	2004

Land	$23,716	$29,925
Buildings	67,031	71,923
Computers and other equipment	568,986	498,373
Capitalized software	153,794	137,784
Leasehold improvements	175,048	114,537

	988,575	852,542
Less: Accumulated depreciation and amortization	658,425	579,239

	$330,150	$273,303

   Depreciation and amortization expense for 2005, 2004 and 2003 was $122.5 million, $117.6 million and $117.3 million, respectively. Included in depreciation and amortization expense is amortization of capitalized software of $23.6 million, $28.2 million and $29.9 million, respectively.
   As of April 30, 2005 and 2004, we have property and equipment under capital lease with a cost of $16.8 million and $14.1 million, respectively, and accumulated depreciation of $4.2 million and $2.5 million, respectively. We have an agreement to lease real estate and buildings under a noncancelable capital lease for the next 16 years with an option to purchase after three years.

H&R BLOCK 2005 Form 10K

NOTE 9: DERIVATIVE INSTRUMENTS
A summary of our derivative instruments as of April 30, 2005 is as follows:

	(in 000s)

	Asset (Liability)		Gain (Loss) in the
	Balance at April 30,		Year Ended April 30,

	2005	2004	2005	2004	2003

Interest rate swaps	$(1,325)	$–	$47,192	$(2,703)	$(5,194)
Interest rate caps	12,458	–	(106)	–	–
Rate-lock equivalents	801	(1,386)	2,187	(13,917)	6,158
Prime short sales	(805)	2,080	(2,420)	4,663	(5,105)

	$11,129	$694	$46,853	$(11,957)	$(4,141)

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
   We enter into interest rate caps to mitigate interest rate risk associated with mortgage loans that will be securitized and residual interests that are classified as trading securities because they will be sold in a subsequent NIM transaction. The caps enhance the marketability of the securitization and NIM transactions. An interest rate cap represents a right to receive cash if interest rates rise above a contractual strike rate, its value therefore increases as interest rates rise. The interest rate used in our interest rate caps is based on LIBOR.
   We enter into forward loan commitments to sell our non-prime mortgage loans to manage interest rate risk. Forward loan sale commitments for non-prime loans are not considered derivative instruments and are therefore not recorded in our financial statements. The notional value and the contract value of the forward commitments at April 30, 2005 were $8.7 billion and $8.9 billion, respectively. Most of our forward commitments give us the option to under- or over-deliver by five to ten percent.
   We, in the normal course of business, enter into commitments with our customers to fund both non-prime and prime mortgage loans for specified periods of time at “locked-in” interest rates. These derivative instruments represent commitments to fund loans (“rate-lock equivalents”). The fair value of non-prime loan commitments is calculated using a binomial option model. We adopted SEC Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” as of March 31, 2004. Upon adoption, we no longer record an asset for non-prime commitments to fund loans. The fair value of prime loan commitments is calculated based on the current market pricing of short sales of FNMA, FHLMC and GNMA mortgage-backed securities and the coupon rates of the eligible loans.
   We sell short FNMA, FHLMC and GNMA mortgage-backed securities to reduce our risk related to our commitments to fund fixed-rate prime loans. The position on certain or all of the fixed-rate mortgage loans is closed approximately 10-15 days prior to standard Public Securities Association (“PSA”) settlement dates.
   We entered into an agreement with Household (subsequently acquired by HSBC) during fiscal year 2003, whereby we waived our right to purchase any participation interests in and receive license fees relating to RALs during the period January 1 through April 30, 2004. In consideration for waiving these rights, we received a series of payments from Household, subject to certain adjustments based on delinquency rates on RALs made by Household through December 31, 2003. This adjustment provision was accounted for as a derivative and was marked-to-market monthly through December 31, 2003. Accordingly, during fiscal year 2004, we recognized $6.5 million of revenues related to this instrument. The final settlement in accordance with this agreement was received in January 2004.
   None of our derivative instruments qualify for hedge accounting treatment as of April 30, 2005 and 2004.

H&R BLOCK 2005 Form 10K

NOTE 10: LONG-TERM DEBT
The components of long-term debt and capital lease obligations are as follows:

	(in 000s)

April 30,	2005	2004

Senior Notes, 8 1/2%, due April 2007	$498,825	$498,225
Senior Notes, 5.125%, due October 2014	397,766	–
Business Services acquisition obligations, due from May 2005 to January 2008	38,022	60,768
Capital lease obligations	13,550	12,512
Other obligations	455	–
Senior Notes, 6 3/4%, due November 2004	–	249,975

	948,618	821,480
Less: Current portion	25,545	275,669

	$923,073	$545,811

   On October 26, 2004, we issued $400.0 million of 5.125% Senior Notes under a shelf registration statement. The Senior Notes are due October 30, 2014, and are not redeemable by the bondholders prior to maturity. The net proceeds of this transaction were used to repay the $250.0 million in 6 3/4% Senior Notes. The remaining proceeds were used for working capital, capital expenditures, repayment of other debt and other general corporate purposes.
   On April 13, 2000, we issued $500.0 million of 8 1/2% Senior Notes under a shelf registration statement. The Senior Notes are due April 15, 2007, and are not redeemable prior to maturity. The net proceeds of this transaction were used to repay a portion of the short-term borrowings that initially funded the acquisition of OLDE Financial Corporation and Financial Marketing Services, Inc.
   On October 21, 1997, we issued $250.0 million of 6 3/4% Senior Notes under a shelf registration statement. The Senior Notes were due November 1, 2004, and the net proceeds were used to repay short-term borrowings, which initially funded the acquisition of Option One.
   We have obligations related to Business Services acquisitions of $38.0 million and $60.8 million at April 30, 2005 and 2004, respectively. The current portion of these amounts is included in the current portion of long-term debt on the consolidated balance sheet. The long-term portions are due from May 2006 to January 2008.
   We have a capitalized lease obligation of $13.6 million at April 30, 2005 that is collateralized by land and buildings. The obligation is due in 16 years.
   The aggregate payments required to retire long-term debt are $25.5 million, $511.5 million, $1.0 million, $0.5 million, $0.6 million and $409.5 million in 2006, 2007, 2008, 2009, 2010 and beyond, respectively.
   Based upon borrowing rates currently available for indebtedness with similar terms, the fair value of long-term debt was approximately $981.8 million and $893.5 million at April 30, 2005 and 2004, respectively.

NOTE 11: OTHER NONCURRENT LIABILITIES
We have deferred compensation plans that permit directors and certain employees to defer portions of their compensation and accrue income on the deferred amounts. Their deferred compensation and our matching amounts have been accrued. Included in other noncurrent liabilities are $115.4 million and $93.4 million at April 30, 2005 and 2004, respectively, reflecting the liability under these plans. We purchase whole-life insurance contracts on certain director and employee participants to recover distributions made or to be made under the plans and record the cash surrender value of the policies in other noncurrent assets.
   We have recorded $213.4 million and $178.7 million for obligations to certain government agencies at April 30, 2005 and 2004, respectively.
   In connection with our acquisition of the non-attest assets of McGladrey & Pullen, LLP (“M&P”) in August 1999, we assumed certain pension liabilities related to M&P’s retired partners. We make payments in varying amounts on a monthly basis. Included in other noncurrent liabilities at April 30, 2005 and 2004 are $15.9 million and $17.5 million, respectively, related to this liability.

NOTE 12: STOCKHOLDERS’ EQUITY
We are authorized to issue 6.0 million shares of Preferred Stock, without par value. At April 30, 2005, we had 5.6 million shares of authorized but unissued Preferred Stock. Of the unissued shares, 0.6 million shares have been designated as Participating Preferred Stock in connection with our shareholder rights plan.
   On March 8, 1995, our Board of Directors authorized the issuance of a series of 0.5 million shares of nonvoting Preferred Stock designated as Convertible Preferred Stock, without par value. In April 1995, 0.4 million shares of Convertible Preferred Stock were issued in connection with an acquisition. In addition,

H&R BLOCK 2005 Form 10K

options to purchase 51,828 shares of Convertible Preferred Stock were issued as a part of the acquisition and 37,399 shares of Convertible Preferred Stock were issued in connection with these options. Each share of Convertible Preferred Stock became convertible on April 5, 1998 into four shares of Common Stock of the Company (eight shares after a two-for-one stock split in August 2001), subject to adjustment upon certain events. The holders of the Convertible Preferred Stock are not entitled to receive dividends paid in cash, property or securities and, in the event of any dissolution, liquidation or wind-up of the Company, will share ratably with the holders of Common Stock then outstanding in the assets of the Company after any distribution or payments are made to the holders of Participating Preferred Stock or the holders of any other class or series of stock of the Company with preference over the Common Stock.
   We grant restricted shares to selected employees under our stock-based compensation plans. Upon the grant of restricted shares, unearned compensation is recorded as an offset to additional paid in capital and is amortized as compensation expense over the restricted period. The balance of unearned compensation related to restricted shares at April 30, 2005 and 2004 was $23.7 million and $15.0 million, respectively.

NOTE 13: STOCK-BASED COMPENSATION AND RETIREMENT BENEFITS
We have four stock-based compensation plans: the 2003 Long-Term Executive Compensation Plan, the 1989 Stock Option Plan for Outside Directors, the 1999 Stock Option Plan for Seasonal Employees, and the 2000 ESPP. The shareholders have approved all of our stock-based compensation plans.
   The 2003 Plan replaced the 1993 Long-Term Executive Compensation Plan, effective July 1, 2003. The 1993 Plan terminated at that time, except with respect to outstanding awards thereunder. The shareholders had approved the 1993 Plan in September 1993 to replace the 1984 Long-Term Executive Compensation Plan, which terminated at that time except with respect to outstanding awards thereunder. Under the 2003 and 1989 plans, options may be granted to selected employees and outside directors to purchase our Common Stock for periods not exceeding 10 years at a price that is not less than 100% of fair market value on the date of the grant.
   Options granted under the 2003 Plan are exercisable either (1) starting one year after the date of the grant, (2) starting one, two or three years after the date of the grant on a cumulative basis at the annual rate of 33 1/3% of the total number of option shares, or (3) starting three years after the date of the grant on a cumulative basis at the rate of 40%, 30%, and 30% over the following three years. In addition, certain option grants have accelerated vesting provisions based on our stock price reaching specified levels.
   Options granted under the 1989 Plan for Outside Directors prior to June 30, 2004 are exercisable starting one year after the date of grant on a cumulative basis at an annual rate of 33 1/3% of the total number of option shares. Beginning with the grant on June 30, 2004, options granted under this Plan are fully vested and immediately exercisable as of the date of grant.
   Under the 2003 and 1989 plans, restricted shares of our common stock may be granted to selected employees. Restricted shares granted vest either (1) starting one or three years after the grant on a cumulative basis at an annual rate of 33 1/3% of the total number of shares, or (2) at the end of three years.
   The 1999 Stock Option Plan for Seasonal Employees provided for the grant of options on June 30, 2004, 2003 and 2002 at the market price on the date of the grant. The options are exercisable during September through November in each of the two years following the calendar year of the grant, subject to certain conditions.

H&R BLOCK 2005 Form 10K

   Changes during the years ended April 30, 2005, 2004 and 2003 under the stock-based compensation plans were as follows:

	(shares in 000s)

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	14,482	$35.86	15,772	$32.14	15,910	$26.33
Options granted	3,802	47.73	3,744	44.05	5,364	44.32
Options exercised	(3,479)	37.24	(3,927)	29.11	(5,098)	24.65
Options expired/cancelled	(1,253)	44.42	(1,107)	34.51	(404)	34.53

Options outstanding, end of year	13,552	38.04	14,482	35.86	15,772	32.14

Shares exercisable, end of year	6,634	31.78	6,668	30.78	6,836	25.21
Restricted shares granted	490	47.78	514	43.93	45	44.64
Restricted shares vested	175	43.31	72	23.79	63	21.02
Restricted shares outstanding, end of year	777	46.40	510	43.92	100	29.15
Shares reserved for future option or restricted stock grants, end of year	9,889		9,880		14,563

   A summary of stock options outstanding and exercisable at April 30, 2005 follows:

	(shares in 000s)

	Outstanding			Exercisable

	Number	Weighted-Average	Weighted-	Number	Weighted-
	Outstanding	Remaining	Average	Exercisable	Average
	at April 30	Contractual Life	Exercise Price	at April 30	Exercise Price

$ 16.13 – 21.91	1,740	4 years	$18.15	1,713	$18.16
$ 22.13 – 27.81	1,231	4 years	25.98	1,228	25.97
$ 32.10 – 39.96	2,925	7 years	33.34	1,503	33.46
$ 40.00 – 46.26	3,983	8 years	44.45	2,081	44.03
$ 47.00 – 58.95	3,673	9 years	48.30	109	54.07

	13,552			6,634

   The ESPP provides the option to purchase shares of our Common Stock through payroll deductions to a majority of the employees of our subsidiaries. The purchase price of the stock is 90% of the lower of either the fair market value of our Common Stock on the first trading day within the Option Period or on the last trading day within the Option Period. The Option Periods are six-month periods beginning January 1 and July 1 each year. During fiscal years 2005 and 2004, 150,488 and 127,246 shares, respectively, were purchased under the ESPP out of a total authorized 6.0 million shares.
   During fiscal years 2005 and 2004, we recorded compensation expense under the fair value method using the Black-Scholes option-pricing model on the date of the grant. The pro forma effect on fiscal year 2003 is disclosed in note 1. The following weighted-average assumptions and fair values were used for

H&R BLOCK 2005 Form 10K

stock option grants and ESPP options during the following periods:

Year ended April 30,	2005	2004	2003

Stock option grants – management:
Risk-free interest rate	3.86%	2.64%	3.82%
Expected life	5 years	5 years	5 years
Expected volatility	32.07%	31.13%	29.30%
Dividend yield	1.84%	1.63%	1.59%
Weighted average fair value	$11.73	$10.01	$10.24
Stock option grants – seasonal:
Risk-free interest rate	2.60%	1.21%	2.82%
Expected life	2 years	2 years	2 years
Expected volatility	27.65%	31.97%	28.71%
Dividend yield	1.85%	1.66%	1.39%
Weighted average fair value	$6.58	$6.06	$5.91
ESPP options:
Risk-free interest rate	2.17%	.97%	1.45%
Expected life	6 months	6 months	6 months
Expected volatility	21.18%	38.14%	44.38%
Dividend yield	1.82%	1.55%	1.60%
Weighted average fair value	$7.67	$9.96	$9.02

   We have 401(k) defined contribution plans covering all full-time employees following the completion of an eligibility period. Our contributions to these plans are discretionary and totaled $33.4 million, $28.9 million and $20.7 million for fiscal years 2005, 2004 and 2003, respectively.

NOTE 14: SHAREHOLDER RIGHTS PLAN
On July 25, 1998, the rights under a shareholder rights plan, adopted by our Board of Directors on March 25, 1998, became effective. The 1998 plan was adopted to deter coercive or unfair takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of our stockholders. Under the 1998 plan, a dividend of one right (a “Right”) per share was declared and paid on each share of our Common Stock outstanding on July 25, 1998. Rights automatically attach to shares issued after such date.
   Under the 1998 plan, a Right becomes exercisable when a person or group of persons acquires beneficial ownership of 15% or more of the outstanding shares of our Common Stock without the prior written approval of our Board of Directors (an “Unapproved Stock Acquisition”), and at the close of business on the tenth business day following the commencement of, or the public announcement of an intent to commence, a tender offer that would result in an Unapproved Stock Acquisition. We may, prior to any Unapproved Stock Acquisition, amend the plan to lower such 15% threshold to not less than the greater of (1) any percentage greater than the largest percentage of beneficial ownership by any person or group of persons then known by the Company, and (2) 10% (in which case the acquisition of such lower percentage of beneficial ownership then constitutes an Unapproved Stock Acquisition and the Rights become exercisable). When exercisable, the registered holder of each Right may purchase from the Company one two-hundredth of a share of a class of our Participating Preferred Stock, without par value, at a price of $107.50, subject to adjustment. The registered holder of each Right then also has the right (the “Subscription Right”) to purchase for the exercise price of the Right, in lieu of shares of Participating Preferred Stock, a number of shares of our Common Stock having a market value equal to twice the exercise price of the Right. Following an Unapproved Stock Acquisition, if we are involved in a merger, or 50% or more of our assets or earning power are sold, the registered holder of each Right has the right (the “Merger Right”) to purchase for the exercise price of the Right a number of shares of the common stock of the surviving or purchasing company having a market value equal to twice the exercise price of the Right.
   After an Unapproved Stock Acquisition, but before any person or group of persons acquires 50% or more of the outstanding shares of our Common Stock, the Board of Directors may exchange all or part of the then outstanding and exercisable Rights for Common Stock at an exchange ratio of one share of Common Stock per Right (the “Exchange”). Upon any such Exchange, the right of any holder to exercise a Right terminates. Upon the occurrence of any of the events giving rise to the exercisability of the Subscription Right or the Merger Right or the ability of the Board of Directors to effect the Exchange, the Rights held by the acquiring person or group under the new plan will become void as they relate to the Subscription Right, the Merger Right or the Exchange.
   We may redeem the Rights at a price of $.000625 per Right at any time prior to the earlier of (1) an Unapproved Stock

H&R BLOCK 2005 Form 10K

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

NOTE 15: INCOME TAXES
The components of income upon which domestic and foreign income taxes have been provided are as follows:

			(in 000s)

		Restated	Restated
Year Ended April 30,	2005	2004	2003

Domestic	$1,013,844	$1,150,450	$844,565
Foreign	3,871	12,525	10,999

	$1,017,715	$1,162,975	$855,564

   Deferred income tax provisions (benefits) reflect the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The current and deferred components of taxes on income are as follows:

			(in 000s)

		Restated	Restated
Year Ended April 30,	2005	2004	2003

Current:
Federal	$384,735	$389,557	$361,676
State	37,192	54,169	40,964
Foreign	2,276	4,627	5,253

	424,203	448,353	407,893

Deferred:
Federal	(39,770)	(895)	(27,610)
State	(1,666)	(87)	(1,646)
Foreign	(909)	(4)	(688)

	(42,345)	(986)	(29,944)

Total provision for income taxes before change in accounting principle	381,858	447,367	377,949
Income tax on cumulative effect of change in accounting principle	–	(4,031)	–
Income tax included in comprehensive income	(3,991)	(3,387)	(1,387)

Total income taxes	$377,867	$439,949	$376,562

   The following table reconciles the provision for income taxes at the federal statutory rate of 35% to income tax expense:

		(dollars in 000s)

		Restated	Restated
Year Ended April 30,	2005	2004	2003

Statutory tax	$356,200	$407,041	$299,447
Increases in income taxes resulting from:
State income taxes, net of Federal income tax benefit	25,552	26,652	24,093
Impairment of non-deductible goodwill	–	–	42,788
Other	106	13,674	11,621

Total income tax expense	$381,858	$447,367	$377,949

Effective tax rate	37.5%	38.5%	44.2%

   The components of deferred taxes are as follows:

		(in 000s)

		Restated
April 30,	2005	2004

Gross deferred tax assets:
Accrued expenses	$53,006	$55,643
Allowance for credit losses and related reserves	35,116	23,099
Net operating losses	3,524	270

Current	91,646	79,012

Residual interest income	131,580	114,743
Deferred and stock-based compensation	61,111	34,724
Property and equipment	31,379	6,107
Net operating losses	20,018	23,661
Noncurrent	244,088	179,235

	335,734	258,247
Valuation allowance	(20,018)	(23,661)

	315,716	234,586

Gross deferred tax liabilities:
Prepaid expenses and revenue deferred for tax	(13,454)	(15,040)

Current	(13,454)	(15,040)

Mortgage servicing rights	(61,190)	(38,005)
Intangible assets	(100,923)	(87,728)

Noncurrent	(162,113)	(125,733)

Net deferred tax assets	$140,149	$93,813

H&R BLOCK 2005 Form 10K

   We believe the net deferred tax asset at April 30, 2005 of $140.1 million is realizable. We have federal taxable income in excess of $2.3 billion and substantial state taxable income in the carry-back period, as well as a history of growth in earnings and prospects for continued earnings growth.
   As of April 30, 2005, we had net operating loss carryforwards for tax purposes in various states and foreign countries of approximately $363.6 million. If not used, these carryforwards will expire in varying amounts during fiscal years 2006 through 2024.
   We intend to indefinitely reinvest foreign earnings, therefore, a provision has not been made for income taxes which might be payable upon remittance of such earnings. Moreover, due to the availability of foreign income tax credits, management believes the amount of federal income taxes would be immaterial in the event foreign earnings were repatriated.
   We have not reevaluated our position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election of the repatriation provisions contained in the American Jobs Creation Act of 2004. The status of our evaluation of these provisions is described in the following section.
AMERICAN JOBS CREATION ACT OF 2004 ... The American Jobs Creation Act of 2004 (the “Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on any repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the Act must be satisfied as well. Our one-year period during which the qualifying distributions can be made ends on December 31, 2005.
   We have begun our evaluation of the effects of the Act, but do not expect to be able to complete this evaluation until additional clarifying language on key elements of the Act is issued. As of April 30, 2005, we have not provided deferred taxes on foreign earnings because we intended to indefinitely reinvest such earnings outside the U.S. Whether we will ultimately take advantage of this provision depends on our review of the Act and any additional guidance provided and we are therefore currently uncertain as to the impact, if any, this matter will have on our consolidated financial statements, and are unable to estimate the amount of earnings we may repatriate.

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION
We made the following cash payments:

	(in 000s)

Year Ended April 30,	2005	2004	2003

Income taxes paid	$437,427	$331,635	$247,057
Interest paid	82,535	84,551	84,094

   We characterized the following as non-cash investing activities:

			(in 000s)

		Restated	Restated
Year Ended April 30,	2005	2004	2003

Additions to residual interests	$16,914	$9,007	$753
Residual interest mark-to-market	95,929	167,065	9,176

NOTE 17: COMMITMENTS, CONTINGENCIES AND RISKS
COMMITMENTS AND CONTINGENCIES ... At April 30, 2005, we maintained $2.0 billion in back-up credit facilities to support the commercial paper program and for general corporate purposes. The first $1.0 billion unsecured committed line of credit (“CLOC”) is subject to annual renewal in August 2005, has a one-year term-out provision with a maturity date in August 2006 and has an annual facility fee of ten basis points per annum. The second $1.0 billion CLOC has a maturity date of August 2009 and has an annual facility fee of twelve basis points per annum. Among other provisions, the credit agreement limits our indebtedness.
   We maintain a revolving credit facility in an amount not to exceed $125.0 million (Canadian) in Canada to support a commercial paper program with varying borrowing levels

H&R BLOCK 2005 Form 10K

throughout the year, reaching its peak during February and March for the Canadian tax season.
   We offer guarantees under our POM program to tax clients whereby we will assume the cost, subject to certain limits, of additional tax assessments, up to a cumulative per client limit of $5,000, attributable to tax return preparation error for which we are responsible. We defer all revenues and direct costs associated with these guarantees, recognizing these amounts over the term of the guarantee based upon historic and actual payment of claims. The related current asset is included in prepaid expenses and other current assets. The related liability is included in accounts payable, accrued expenses and other on the consolidated balance sheets. The related noncurrent asset and liability are included in other assets and other noncurrent liabilities, respectively, on the consolidated balance sheets. A loss on these POM guarantees would be recognized if the sum of expected costs for services exceeded unearned revenue. The deferred revenue liability increased in fiscal year 2004 by $61.5 million due to the change in accounting principle. The changes in the deferred revenue liability for the fiscal years ended April 30, 2005 and 2004 are as follows:

	(in 000s)

April 30,	2005	2004

Balance, beginning of year	$123,048	$49,280
Amounts deferred for new guarantees issued	77,756	81,803
Revenue recognized on previous deferrals	(70,042)	(69,522)
Adjustment resulting from change in accounting principle	–	61,487

Balance, end of year	$130,762	$123,048

   We have commitments to fund mortgage loans to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments to fund loans amounted to $3.9 billion and $2.6 billion at April 30, 2005 and 2004, respectively. External market forces impact the probability of commitments being exercised, and therefore, total commitments outstanding do not necessarily represent future cash requirements.
   We have entered into whole loan sale agreements with investors in the normal course of business, which include standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require us to repurchase loans previously sold. In accordance with these loan sale agreements, we repurchased loans with an outstanding principal balance of $195.3 million and $192.3 million during the fiscal years ended April 30, 2005 and 2004, respectively. A liability has been established related to the potential loss on repurchase of loans previously sold of $41.2 million and $25.2 million at April 30, 2005 and 2004, respectively. Repurchased loans are normally sold in subsequent sale transactions. On an ongoing basis, we monitor the adequacy of this liability, which is established upon the initial sale of the loans, and is included in accounts payable, accrued expenses and deposits in the consolidated balance sheets. In determining the adequacy of the recourse liability, we consider such factors as known problem loans, underlying collateral values, historical loan loss experience, assessment of economic conditions and other appropriate data to identify the risks in the mortgage loans held for sale.
   We are responsible for servicing mortgage loans for others of $47.5 billion and subservicing loans of $20.5 billion at April 30, 2005.
   We are required, under the terms of our securitizations, to build and/or maintain overcollateralization (“OC”) to specified levels, using the excess cash flows received, until specified percentages of the securitized portfolio are attained. We fund the OC account from the proceeds of the sale. Future cash flows to the residual holder are used to amortize the bonds until a specific percentage of either the original or current balance is retained, which is specified in the securitization agreement. The bondholders’ recourse to us for credit losses is limited to the excess cash flows received and the amount of OC held by the trust. Upon maturity of the bonds, any remaining amounts in the trust are distributed. The estimated future cash flows to be distributed to us are included as part of the residual valuation and are valued upon distribution from the OC account. As of April 30, 2005 and 2004, $309.5 million and $316.0 million, respectively, was maintained in various OC accounts. These accounts are not assets of the Company and are not reflected in the accompanying consolidated financial statements, other than to the extent potential OC cash flows are included as part of residual interest valuations.
   Option One provides a guarantee up to a maximum amount equal to approximately 10% of the aggregate principal balance of mortgage loans held by the Trusts before ultimate disposition of the loans by the Trusts. This guarantee would be called upon in the event adequate proceeds were not available from the sale of the mortgage loans to satisfy the current or ultimate payment obligations of the Trusts. No losses have been sustained on this commitment since its inception. The total principal amount of Trust obligations outstanding as of April 30, 2005 and 2004 was $6.7 billion and $3.2 billion, respectively. The fair value of mortgage loans held by the Trusts as of April 30, 2005 and 2004 was $6.8 billion and $3.3 billion, respectively.
   We are required, in the event of non-delivery of customers’ securities owed to us by other broker-dealers or by our

H&R BLOCK 2005 Form 10K

customers, to purchase identical securities in the open market. Such purchases could result in losses not reflected in the accompanying consolidated financial statements.
   As of April 30, 2005, we had pledged securities totaling $44.6 million, which satisfied margin deposit requirements of $52.5 million.
   We monitor the credit standing of brokers and dealers and customers with whom we do business. In addition, we monitor the market value of collateral held and the market value of securities receivable from others, and seek to obtain additional collateral if insufficient protection against loss exists.
   We have various contingent purchase price obligations in connection with prior acquisitions. In many cases, contingent payments to be made in connection with these acquisitions are not subject to a stated limit. We estimate the potential payments (undiscounted) total approximately $5.1 million as of April 30, 2005. Our estimate is based on current financial conditions. Should actual results differ materially from the assumptions, the potential payments will differ from the above estimate. Such payments, if and when paid, would be recorded as additional goodwill.
   At April 30, 2005, we had a receivable from M&P of $13.8 million. This amount is included in receivables in the consolidated balance sheet. Commitments exist to loan M&P the lower of the value of their accounts receivable, work-in-process and fixed assets or $75.0 million, on a revolving basis through August 30, 2005, subject to certain termination clauses. This revolving facility bears interest at prime rate plus four and one-half percent on the outstanding amount and a commitment fee of one-half percent per annum on the unused portion of the commitment. The loan is fully secured by the accounts receivable, work-in-process and fixed assets of M&P. We anticipate entering into a new revolving facility, which will extend the loan past August 30, 2005.
   We have contractual commitments to fund certain franchises requesting Franchise Equity Lines of Credit (“FELCs”). The commitment to fund FELCs as of April 30, 2005 totaled $68.9 million, with a related receivable balance of $39.0 million included in the consolidated balance sheets. The receivable represents the amount drawn on the FELCs as of April 30, 2005.
   We are self-insured for certain risks, including certain employee health and benefit, workers’ compensation, property and general liability claims, and claims related to our POM program. We issued two standby letters of credit to servicers paying claims related to our POM, errors and omissions and worker’s compensation insurance policies. These letters of credit are for amounts not to exceed $10.7 million, $3.0 million and $0.9 million, respectively. At April 30, 2005 there were no balances outstanding on these letters of credit.
   HRBFA has letters of credit with a financial institution with a credit limit of $125.0 million. There were no borrowings on these letters of credit during fiscal years 2005 or 2004 and no outstanding balance at April 30, 2005 or 2004.
   During fiscal year 2004, we announced plans to construct a new world headquarters facility in downtown Kansas City, Missouri. We are in negotiations to enter into contractual commitments with the City of Kansas City and a general contractor for the construction of the building. As of April 30, 2005, no commitment for the total cost of the building had been negotiated. We expect the remaining expenditure associated with this building to be approximately $143.1 million, which will be paid over the next two fiscal years.
   We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Other guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counter parties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair value of these guarantees and indemnifications is not material as of April 30, 2005.
   Substantially all of the operations of our subsidiaries are conducted in leased premises. Most of the operating leases are for periods ranging from 3 years to 5 years, with renewal options and provide for fixed monthly rentals.
   Future minimum lease commitments at April 30, 2005 are as follows:

(in 000s)

2006	$229,768
2007	186,111
2008	127,153
2009	81,608
2010	43,337
2011 and beyond	40,634

$708,611

H&R BLOCK 2005 Form 10K

   Our rent expense for fiscal years 2005, 2004 and 2003 totaled $275.3 million, $241.2 million and $215.5 million, respectively.
   In the regular course of business, we are subject to routine examinations by federal, state and local taxing authorities. In management’s opinion, the disposition of matters raised by such taxing authorities, if any, in such tax examinations would not have a material adverse impact on our consolidated financial statements.
   RISKS ... Loans to borrowers who do not meet traditional underwriting criteria, or non-prime borrowers, present a higher level of risk of default than prime loans, because of previous credit problems, higher debt-to-income levels, lack of income documentation or limited credit history. Loans to non-prime borrowers also involve additional liquidity risks, as these loans generally have a more limited secondary market than prime loans. The actual rates of delinquencies, foreclosures and losses on loans to non-prime borrowers could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general. While we believe the underwriting procedures and appraisal processes we employ enable us to mitigate certain risks inherent in loans made to these borrowers, no assurance can be given that such procedures or processes will afford adequate protection against such risks.
   Commitments to fund loans involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the financial statements. Credit risk is mitigated by our evaluation of the creditworthiness of potential borrowers on a case-by-case basis.
   Risks to the stability of Mortgage Services include external events impacting the asset-backed securities market, such as the level of and fluctuations in interest rates, real estate and other asset values, changes in the securitization market and competition.

NOTE 18: LITIGATION COMMITMENTS AND CONTINGENCIES
We have been involved in a number of class actions and putative class action cases since 1990 regarding our RAL programs. These cases are based on a variety of legal theories and allegations. These theories and allegations include, among others, that (i) we improperly did not disclose license fees we received from RAL lending banks for RALs they make to our clients, (ii) we owe and breached a fiduciary duty to our clients and (iii) the RAL program violates laws such as state credit service organization laws and the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act. Although we have successfully defended many RAL cases, we incurred a pretax expense of $43.5 million in fiscal year 2003 in connection with settling one RAL case. Several of the RAL cases are still pending and the amounts claimed in some of them are very substantial. The ultimate cost of this litigation could be substantial. We intend to continue defending the RAL cases vigorously, although there are no assurances as to their outcome.
   As discussed in our Form 8-K dated May 9, 2005, we initially recorded litigation reserves of approximately $38.0 million, after taxes in connection with a proposed settlement of Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al., (formerly Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., Block Financial Corporation, et al.). In negotiating the proposed settlement and in determining the amount of consideration we were willing to pay under the proposed settlement, we ascribed significant value to the expanded class of plaintiffs to be covered by the proposed settlement and settlement terms that reduced the likelihood of future claims being made against us regarding our RAL programs. As a result of the May 26, 2005 court ruling to deny the settlement offer, we reversed our legal reserves to amounts representing our assessment of our probable loss.
   We are also parties to claims and lawsuits pertaining to our electronic tax return filing services and our POM guarantee program associated with income tax preparation services. These claims and lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. We intend to continue defending these cases vigorously, although there are not assurances as to their outcome.
   In addition to the aforementioned types of cases, we are parties to claims and lawsuits that we consider to be ordinary, routine disputes incidental to our business (“Other Claims and Lawsuits”), including claims and lawsuits concerning the preparation of customers’ income tax returns, the fees charged customers for various services, investment products, relationships with franchisees, contract disputes and civil actions, arbitrations, regulatory inquiries and class actions arising out of our business as a broker-dealer and as a servicer of mortgage loans. We believe we have meritorious defenses to each of the Other Claims and Lawsuits and are defending, or intend to defend, them vigorously. Although we cannot provide assurance we will ultimately prevail in each instance, we believe that amounts, if any, required to be paid in the discharge of liabilities or settlements pertaining to Other Claims and Lawsuits will not

H&R BLOCK 2005 Form 10K

have a material adverse effect on our consolidated financial statements. Regardless of outcome, claims and litigation can adversely affect us due to defense costs, diversion of management and publicity related to such matters.
   It is our policy to accrue for amounts related to legal matters if it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Many of the various legal proceedings are covered in whole, or in part, by insurance. Any receivable for insurance recoveries is recorded separate from the corresponding litigation reserve, and only if recovery is determined to be probable. Receivables for insurance recoveries at April 30, 2005 were immaterial.

NOTE 19: SUBSEQUENT EVENT
On June 8, 2005, our Board of Directors declared a two-for-one stock split of the Company’s Common Stock in the form of a 100% stock distribution, effective August 22, 2005, to shareholders of record as of the close of business on August 1, 2005. Common Stock outstanding, giving retroactive effect to the stock split at April 30, 2005 would be 331.2 million shares. Pro forma Common Stock and retained earnings at April 30, 2005 would be $4.4 million and $3.2 billion, respectively.

NOTE 20: SEGMENT INFORMATION
The principal business activity of our operating subsidiaries is providing tax and financial services and products to the general public. Management has determined the reportable segments identified below according to types of services offered and the manner in which operational decisions are made. We operate in the following reportable segments:
   TAX SERVICES ... This segment is primarily engaged in providing tax return preparation and related services and products in the U.S., Canada, Australia and the United Kingdom. Segment revenues include fees earned for tax-related services performed at company-owned tax offices, royalties from franchise offices, sales of tax preparation and other software, fees from online tax preparation, and payments related to RALs. This segment includes the Company’s tax preparation software – TaxCut® from H&R Block, and other personal productivity software offered to the general public, and offers online do-it-yourself-tax preparation, online tax advice to the general public through the www.hrblock.com website. Revenues of this segment are seasonal in nature.
   Our international operations contributed $110.0 million, $97.6 million and $85.1 million in revenues for fiscal years 2005, 2004 and 2003, respectively, and $11.3 million, $11.1 million and $10.5 million of pretax income, respectively. The previously reported International Tax Operations segment has been aggregated with U.S. Tax Operations in the Tax Services segment, and prior year results have been reclassified to reflect this change.
   MORTGAGE SERVICES ... This segment is primarily engaged in the origination of non-prime mortgage loans, sales and securitizations of mortgage assets and servicing of non-prime loans in the U.S. This segment mainly offers, through a network of independent mortgage brokers, a flexible product line to borrowers who are creditworthy but do not meet traditional underwriting criteria. Prime mortgage loan products, as well as the same flexible product line available through brokers, are offered through H&R Block Mortgage Corporation retail offices and some other retail offices.
   BUSINESS SERVICES ... This segment offers middle-market companies accounting, tax and consulting services, wealth management, retirement resources, payroll services, corporate finance, and financial process outsourcing. This segment offers services through offices located throughout the U.S. Revenues of this segment are seasonal in nature.
   INVESTMENT SERVICES ... This segment is primarily engaged in offering investment services and securities products through H&R Block Financial Advisors, Inc., a full-service securities broker-dealer, to the general public. Investment advice and services are primarily offered through H&R Block Financial Advisors branch offices.
   CORPORATE ... This segment consists primarily of corporate support departments that provide services to our operating segments. These support departments consist of marketing, information technology, facilities, human resources, executive, legal, finance, government relations and corporate communications. These support department costs are largely allocated to our operating segments. Our captive insurance and franchise financing subsidiaries are also included within this segment, as was our small business initiatives subsidiary in fiscal years 2004 and 2003. The pretax loss from our Corporate segment for fiscal year 2005 includes a non-operating gain of $17.3 million, or $0.06 per diluted share, resulting from legal recoveries.
   IDENTIFIABLE ASSETS ... Identifiable assets are those assets, including goodwill and intangible assets, associated with each reportable segment. The remaining assets are classified as corporate assets and consist primarily of cash, marketable securities and equipment.

H&R BLOCK 2005 Form 10K

   Information concerning the Company’s operations by reportable segment as of and for the years ended April 30, 2005, 2004 and 2003 is as follows. See note 2 for details of the restatement of our previously issued financial statements.

	(in 000s)

		2004			2003
Year Ended April 30,	2005	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated

REVENUES ...
Tax Services	$2,358,293	$2,191,177	$–	$2,191,177	$1,946,763	$–	$1,946,763
Mortgage Services	1,246,018	1,300,675	23,034	1,323,709	1,186,476	(36,396)	1,150,080
Business Services	573,316	499,210	–	499,210	434,140	–	434,140
Investment Services	239,244	229,470	–	229,470	200,794	–	200,794
Corporate	3,148	4,314	–	4,314	(651)	–	(651)

	$4,420,019	$4,205,570	$42,310	$4,247,880	$3,746,457	$(15,331)	$3,731,126

INCOME (LOSS) BEFORE TAXES ...
Tax Services	$663,518	$638,689	$(196)	$638,493	$557,542	$(839)	$556,703
Mortgage Services	496,093	678,261	10,262	688,523	693,950	(37,626)	656,324
Business Services	29,871	19,321	(9)	19,312	(14,118)	(1,915)	(16,033)
Investment Services	(75,370)	(64,446)	(11,168)	(75,614)	(128,292)	(91,129)	(219,421)
Corporate	(96,397)	(107,668)	(71)	(107,739)	(122,005)	(4)	(122,009)

	$1,017,715	$1,164,157	$(1,182)	$1,162,975	$987,077	$(131,513)	$855,564

	(in 000s)

		Restated	Restated
Year Ended April 30,	2005	2004	2003

DEPRECIATION AND AMORTIZATION ...
Tax Services	$79,079	$76,279	$61,487
Mortgage Services	31,043	24,428	21,703
Business Services	23,591	23,104	23,135
Investment Services	48,662	54,378	61,254
Corporate	1,492	942	1,513

	$183,867	$179,131	$169,092

Goodwill impairments:
Business Services	–	–	13,459
Investment Services	–	–	108,792

	–	–	122,251

	$183,867	$179,131	$291,343

CAPITAL EXPENDITURES ...
Tax Services	$74,297	$50,204	$65,469
Mortgage Services	56,613	28,176	38,204
Business Services	22,582	18,003	15,248
Investment Services	9,503	10,531	13,371
Corporate	46,463	16,912	16,414

	$209,458	$123,826	$148,706

IDENTIFIABLE ASSETS ...
Tax Services	$716,981	$666,548	$354,617
Mortgage Services	1,336,920	1,108,022	1,241,772
Business Services	701,763	637,542	677,334
Investment Services	1,481,127	1,624,383	1,423,716
Corporate	1,302,492	1,196,237	969,063

	$5,539,283	$5,232,732	$4,666,502

H&R BLOCK 2005 Form 10K

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

(in 000s, except per share amounts)

			As Reported	As Restated
Fiscal Year 2005 Quarter Ended	Fiscal Year 2005	April 30, 2005	January 31, 2005	January 31, 2005

Revenues	$4,420,019	$2,355,279	$1,032,007	$1,036,236
Income before taxes	1,017,715	1,003,055	151,683	153,278
Income taxes	381,858	376,349	59,991	57,513

Net income	$635,857	$626,706	$91,692	$95,765

Basic earnings per share	$3.83	$3.79	$.56	$.58
Diluted earnings per share	$3.77	$3.72	$.55	$.57

	As Reported	As Restated	As Reported	As Restated
Fiscal Year 2005 Quarter Ended	October 31, 2004	October 31, 2004	July 31, 2004	July 31, 2004

Revenues	$539,255	$541,953	$482,711	$486,551

Income before taxes	(85,924)	(79,818)	(72,564)	(58,800)
Income taxes	(33,725)	(29,946)	(28,481)	(22,058)

Net income	$(52,199)	$(49,872)	$(44,083)	$(36,742)

Basic earnings per share	$(.32)	$(.30)	$(.26)	$(.22)
Diluted earnings per share	$(.32)	$(.30)	$(.26)	$(.22)

	As Reported	As Restated	As Reported	As Restated	As Reported
Fiscal Year 2004 Quarter Ended	Fiscal Year 2004	Fiscal Year 2004	April 30, 2004	April 30, 2004	January 31, 2004

Revenues	$4,224,846	$4,247,880	$2,197,760	$2,200,935	$962,830
Income before taxes	1,164,157	1,162,975	952,074	949,469	176,120
Income taxes	459,901	447,367	376,439	365,237	69,394

Net income before change in accounting principle	704,256	715,608	575,635	584,232	106,723
Cumulative effect of change in accounting principle	(6,359)	(6,359)	–	–	–

Net income	$697,897	$709,249	$575,635	$584,232	$106,726

Basic earnings per share:
Before change in accounting principle	$3.98	$4.04	$3.30	$3.35	$.60
Net income	3.94	4.01	3.30	3.35	.60
Diluted earnings per share:
Before change in accounting principle	$3.90	$3.96	$3.23	$3.28	$.59
Net income	3.86	3.92	3.23	3.28	.59

H&R BLOCK 2005 Form 10K

Fiscal Year 2004 Quarter	As Restated	As Reported	As Restated	As Reported	As Restated
Ended	January 31, 2004	October 31, 2003	October 31, 2003	July 31, 2003	July 31, 2003

Revenues	$974,520	$568,872	$573,267	$495,384	$499,158

Income before taxes	181,406	17,134	15,390	18,829	16,710
Income taxes	69,782	6,758	5,920	7,310	6,428

Net income before change in accounting principle	111,624	10,376	9,470	11,519	10,282
Cumulative effect of change in accounting principle	–	–	–	(6,359)	(6,359)

Net income	$111,624	$10,376	$9,470	$5,160	$3,923

Basic earnings per share:
Before change in accounting principle	$.63	$.06	$.05	$.06	$.06
Net income	.63	.06	.05	.03	.02
Diluted earnings per share:
Before change in accounting principle	$.62	$.06	$.05	$.06	$.06
Net income	.62	.06	.05	.03	.02

We restated our previously issued consolidated financial statements, including each of the quarters in the nine months ended January 31, 2005 and the fiscal years ended April 30, 2004 and 2003. See note 2 for a detailed description of each restatement issue. The following is a summary of the impact of the restatement on our quarterly consolidated income statements for fiscal years 2005 and 2004:

	(in 000s)

Fiscal Year 2005 Quarter Ended	January 31, 2005		October 31, 2004		July 31, 2004
Impact on	Revenues	Pretax Income	Revenues	Pretax Income	Revenues	Pretax Income

Purchase accounting	$–	$(1,831)	$–	$(1,831)	$–	$(1,831)
Sales of previously securitized residual interests	4,229	4,229	2,698	2,698	3,840	3,840
Lease accounting	–	(1,207)	–	(414)	–	(175)
Incentive compensation accrual	–	–	–	–	–	12,070
Improper capitalization	–	404	–	5,653	–	(140)

	$4,229	$1,595	$2,698	$6,106	$3,840	$13,764
Income tax (benefit)		(2,478)		3,779		6,423

Net income		$4,073		$2,327		$7,341

Fiscal Year 2004 Quarter Ended	April 30, 2004		January 31, 2004
Impact on	Revenues	Pretax Income	Revenues	Pretax Income

Purchase accounting	$–	$(1,831)	$–	$(1,831)
Sales of previously securitized residual interests	3,175	3,175	11,690	11,690
Lease accounting	–	(608)	–	(510)
Incentive compensation accrual	–	(3,018)	–	(3,018)
Improper capitalization	–	(323)	–	(1,045)

	$3,175	$(2,605)	$11,690	$5,286
Income tax (benefit)		(11,202)		388

Net income		$8,597		$4,898

H&R BLOCK 2005 Form 10K

Fiscal Year 2004 Quarter Ended	October 31, 2003		July 31, 2003
Impact on	Revenues	Pretax Income	Revenues	Pretax Income

Purchase accounting	$–	$(1,831)	$–	$(1,831)
Sales of previously securitized residual interests	4,395	4,395	3,774	3,775
Lease accounting	–	(216)	–	28
Incentive compensation accrual	–	(3,018)	–	(3,018)
Improper capitalization	–	(1,074)	–	(1,073)

	$4,395	$(1,744)	$3,774	$(2,119)
Income tax (benefit)		(838)		(882)

Net income		$(906)		$(1,237)

The accumulation of four quarters in fiscal years 2005 and 2004 for earnings per share may not equal the related per share amounts for the years ended April 30, 2005 and 2004 due to the repurchase of treasury shares, the timing of the exercise of stock options, and the antidilutive effect of stock options in the first two quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Fiscal year 2005 ...
Dividends per share	$.22	$.22	$.22	$.20	$.86
Stock price range:
High	$55.86	$50.49	$51.50	$50.00	$55.86
Low	46.85	45.98	45.13	44.16	44.16
Fiscal year 2004 ...
Dividends per share	$.20	$.20	$.20	$.18	$.78
Stock price range:
High	$61.00	$60.18	$48.36	$46.00	$61.00
Low	44.50	47.14	40.55	36.30	36.30

NOTE 22: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Block Financial Corporation (“BFC”) is an indirect, wholly-owned subsidiary of the Company. BFC is the Issuer and H&R Block, Inc. is the Guarantor of the $250.0 million 6 3/4% Senior Notes issued on October 21, 1997, the $500.0 million 8 1/2% Senior Notes issued on April 13, 2000 and the $400.0 million 5.125% Senior Notes issued on October 26, 2004. Our guarantee is full and unconditional. The following condensed consolidating financial statements present separate information for BFC, the Company and for our other subsidiaries, and should be read in conjunction with our consolidated financial statements.
   These condensed consolidating financial statements have been prepared using the equity method of accounting. Income of subsidiaries is, therefore, reflected in our investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholder’s equity and other intercompany balances and transactions. The income statements and statements of cash flows for the twelve months ended April 30, 2004 and 2003 and balance sheet as of April 30, 2004 have been adjusted to reflect intercompany royalties between BFC and other subsidiaries. These adjustments have no effect on H&R Block, Inc. (Guarantor) or Consolidated H&R Block.

H&R BLOCK 2005 Form 10K

CONDENSED CONSOLIDATING INCOME STATEMENTS

	(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2005	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Revenues	$–	$1,871,703	$2,565,496	$(17,180)	$4,420,019

Expenses:
Cost of service revenues	–	404,205	1,595,199	(184)	1,999,220
Cost of other revenues	–	385,908	30,513	–	416,421
Selling, general and administrative	–	479,136	487,419	(14,430)	952,125

	–	1,269,249	2,113,131	(14,614)	3,367,766

Operating income	–	602,454	452,365	(2,566)	1,052,253
Interest expense	–	59,247	3,293	(173)	62,367
Other income, net	1,017,715	17,277	10,552	(1,017,715)	27,829

Income before taxes	1,017,715	560,484	459,624	(1,020,108)	1,017,715
Income taxes	381,858	206,572	175,969	(382,541)	381,858

Net income	$635,857	$353,912	$283,655	$(637,567)	$635,857

Year Ended April 30, 2004	H&R Block, Inc.	BFC	Other		Consolidated
(as restated)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Revenues	$–	$1,844,772	$2,419,446	$(16,338)	$4,247,880

Expenses:
Cost of service revenues	–	372,217	1,422,567	(283)	1,794,501
Cost of other revenues	–	355,197	25,168	–	380,365
Selling, general and administrative	–	399,956	464,401	(15,682)	848,675

	–	1,127,370	1,912,136	(15,965)	3,023,541

Operating income	–	717,402	507,310	(373)	1,224,339
Interest expense	–	38,218	33,000	–	71,218
Other income, net	1,162,975	–	9,854	(1,162,975)	9,854

Income before taxes	1,162,975	679,184	484,164	(1,163,348)	1,162,975
Income taxes	447,367	263,456	184,055	(447,511)	447,367

Income before change in accounting	715,608	415,728	300,109	(715,837)	715,608
Cumulative effect of change in accounting	(6,359)	–	(6,359)	6,359	(6,359)

Net income	$709,249	$415,728	$293,750	$(709,478)	$709,249

H&R BLOCK 2005 Form 10K

	(in 000s)

Year Ended April 30, 2003	H&R Block, Inc.	BFC	Other		Consolidated
(as restated)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Revenues	$–	$1,551,572	$2,192,510	$(12,956)	$3,731,126

Expenses:
Cost of service revenues	–	304,947	1,320,729	261	1,625,937
Cost of other revenues	–	285,228	15,521	–	300,749
Selling, general and administrative	–	429,255	467,057	(13,197)	883,115

	–	1,019,430	1,803,307	(12,936)	2,809,801

Operating income	–	532,142	389,203	(20)	921,325
Interest expense	–	50,276	26,447	–	76,723
Other income, net	855,564	4,127	6,835	(855,564)	10,962

Income before taxes	855,564	485,993	369,591	(855,584)	855,564
Income taxes	377,949	232,577	145,381	(377,958)	377,949

Net income	$477,615	$253,416	$224,210	$(477,626)	$477,615

CONDENSED CONSOLIDATING BALANCE SHEETS

	(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2005	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Cash & cash equivalents	$–	$162,983	$937,230	$–	$1,100,213
Cash & cash equivalents — restricted	–	488,761	28,148	–	516,909
Receivables from customers, brokers and dealers, net	–	590,226	–	–	590,226
Receivables, net	101	199,990	218,697	–	418,788
Intangible assets and goodwill, net	–	421,036	842,003	–	1,263,039
Investments in subsidiaries	4,878,783	210	449	(4,878,783)	659
Other assets	–	1,407,082	243,007	(640)	1,649,449

Total assets	$4,878,884	$3,270,288	$2,269,534	$(4,879,423)	$5,539,283

Accounts payable to customers, brokers and dealers	$–	$950,684	$–	$–	$950,684
Long-term debt	–	896,591	26,482	–	923,073
Other liabilities	2	532,562	1,156,583	8	1,689,155
Net intercompany advances	2,902,511	(653,908)	(2,250,521)	1,918	–
Stockholders’ equity	1,976,371	1,544,359	3,336,990	(4,881,349)	1,976,371

Total liabilities and stockholders’ equity	$4,878,884	$3,270,288	$2,269,534	$(4,879,423)	$5,539,283

H&R BLOCK 2005 Form 10K

April 30, 2004 (as	H&R Block, Inc.	BFC	Other		Consolidated
restated)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Cash & cash equivalents	$–	$133,188	$939,557	$–	$1,072,745
Cash & cash equivalents — restricted	–	532,201	13,227	–	545,428
Receivables from customers, brokers and dealers, net	–	625,076	–	–	625,076
Receivables, net	180	150,188	178,851	–	329,219
Intangible assets and goodwill, net	–	457,661	829,283	–	1,286,944
Investments in subsidiaries	4,214,499	205	297	(4,214,499)	502
Other assets	(145)	1,125,578	247,758	(373)	1,372,818

Total assets	$4,214,534	$3,024,097	$2,208,973	$(4,214,872)	$5,232,732

Accounts payable to customers, brokers and dealers	$–	$1,065,793	$–	$–	$1,065,793
Long-term debt	–	498,225	47,586	–	545,811
Other liabilities	15,879	580,331	1,204,542	561	1,801,313
Net intercompany advances	2,378,840	(317,187)	(2,061,092)	(561)	–
Stockholders’ equity	1,819,815	1,196,935	3,017,937	(4,214,872)	1,819,815

Total liabilities and stockholders’ equity	$4,214,534	$3,024,097	$2,208,973	$(4,214,872)	$5,232,732

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	(in 000s)

Year Ended April 30,	H&R Block, Inc.	BFC	Other		Consolidated
2005	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Net cash provided by operating activities:	$39,134	$91,081	$383,578	$–	$513,793

Cash flows from investing activities:
Cash received on residual interests	–	136,045	–	–	136,045
Purchases of property & equipment, net	–	(66,255)	(143,203)	–	(209,458)
Payments made for business acquisitions	–	–	(37,621)	–	(37,621)
Net intercompany advances	497,774	–	–	(497,774)	–
Other, net	–	60,424	(7,800)	–	52,624

Net cash provided by (used in) investing activities	497,774	130,214	(188,624)	(497,774)	(58,410)

Cash flows from financing activities:
Repayments of commercial paper	–	(5,191,623)	–	–	(5,191,623)
Proceeds from issuance of commercial paper	–	5,191,623	–	–	5,191,623
Repayments of long- term debt	–	(250,000)	–	–	(250,000)
Proceeds from issuance of long-term debt	–	395,221	–	–	395,221
Payments on acquisition debt	–	–	(25,664)	–	(25,664)
Dividends paid	(142,988)	–	–	–	(142,988)
Acquisition of treasury shares	(530,022)	–	–	–	(530,022)
Proceeds from issuance of common stock	136,102	–	–	–	136,102
Net intercompany advances	–	(336,721)	(161,053)	497,774	–
Other, net	–	–	(10,564)	–	(10,564)

Net cash provided by (used in) financing activities	(536,908)	(191,500)	(197,281)	497,774	(427,915)

Net increase (decrease) in cash and cash equivalents	–	29,795	(2,327)	–	27,468
Cash and cash equivalents at beginning of the year	–	133,188	939,557	–	1,072,745

Cash and cash equivalents at end of the year	$–	$162,983	$937,230	$–	$1,100,213

H&R BLOCK 2005 Form 10K

	(in 000s)

Year Ended April 30,	H&R Block, Inc.	BFC	Other		Consolidated
2004 (as restated)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Net cash provided by operating activities:	$64,782	$184,949	$677,076	$–	$926,807

Cash flows from investing activities:
Cash received on residual interests	–	193,606	–	–	193,606
Purchases of property & equipment, net	–	(39,229)	(88,344)	–	(127,573)
Payments made for business acquisitions	–	–	(280,865)	–	(280,865)
Net intercompany advances	473,521	–	–	(473,521)	–
Other, net	–	66,046	17,653	–	83,699

Net cash provided by (used in) investing activities	473,521	220,423	(351,556)	(473,521)	(131,133)

Cash flows from financing activities:
Repayments of commercial paper	–	(4,618,853)	–	–	(4,618,853)
Proceeds from issuance of commercial paper	–	4,618,853	–	–	4,618,853
Payments on acquisition debt	–	–	(59,003)	–	(59,003)
Dividends paid	(138,397)	–	–	–	(138,397)
Acquisition of treasury shares	(519,862)	–	–	–	(519,862)
Proceeds from issuance of common stock	119,956	–	–	–	119,956
Net intercompany advances	–	(453,477)	(20,044)	473,521	–
Other, net	–	–	(2,045)	–	(2,045)

Net cash provided by (used in) financing activities	(538,303)	(453,477)	(81,092)	473,521	(599,351)

Net increase (decrease) in cash and cash equivalents	–	(48,105)	244,428	–	196,323
Cash and cash equivalents at beginning of the year	–	180,181	695,172	–	875,353

Cash and cash equivalents at end of the year	$–	$132,076	$939,600	$–	$1,071,676

Year Ended April 30,	H&R Block, Inc.	BFC	Other		Consolidated
2003 (as restated)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Net cash provided by operating activities	$36,560	$140,617	$513,648	$–	$690,825

Cash flows from investing activities:
Cash received on residual interests	–	140,795	–	–	140,795
Sales of residual interests in securitizations	–	142,486	–	–	142,486
Purchases of property & equipment, net	–	(37,999)	(112,898)	–	(150,897)
Payments made for business acquisitions	–	–	(26,408)	–	(26,408)
Net intercompany advances	280,583	–	–	(280,583)	–
Other, net	–	(1,480)	20,843	–	19,363

Net cash provided by (used in) investing activities	280,583	243,802	(118,463)	(280,583)	125,339

Cash flows from financing activities:
Repayments of commercial paper	–	(9,925,516)	–	–	(9,925,516)
Proceeds from issuance of commercial paper	–	9,925,516	–	–	9,925,516
Payments on acquisition debt	–	–	(57,469)	–	(57,469)
Dividends paid	(125,898)	–	–	–	(125,898)
Acquisition of treasury shares	(317,570)	–	–	–	(317,570)
Proceeds from issuance of common stock	126,325	–	–	–	126,325
Net intercompany advances	–	(402,197)	121,614	280,583	–
Other, net	–	–	(2,344)	–	(2,344)

Net cash provided by (used in) financing activities	(317,143)	(402,197)	61,801	280,583	(376,956)

Net increase (decrease) in cash and cash equivalents	–	(17,778)	456,986	–	439,208
Cash and cash equivalents at beginning of the year	–	197,959	238,186	–	436,145

Cash and cash equivalents at end of the year	$–	$180,181	$695,172	$–	$875,353

H&R BLOCK 2005 Form 10K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
   None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES ... We have established disclosure controls and procedures (“Disclosure Controls”) to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.
   As of the end of the period covered by this Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K because of the material weakness in internal control over financial reporting discussed below.
   (b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING ... Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of April 30, 2005.
   Based on our assessment, management determined that a material weakness existed in the Company’s internal controls over accounting for income taxes as of April 30, 2005. Specifically, the Company did not maintain sufficient resources in the corporate tax function to accurately identify, evaluate and report, in a timely manner, non-routine and complex transactions. In addition, the Company had not completed the requisite historical analysis and related reconciliations to ensure tax balances were appropriately stated prior to the completion of the Company’s internal control activities. These deficiencies resulted in errors in the Company’s accounting for income taxes. These errors were corrected prior to issuance of the consolidated financial statements as of and for the year ended April 30, 2005. In the aggregate, these deficiencies represent a material weakness in internal control over financial reporting on the basis that there is a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected by its internal control over financial reporting. Because of this material weakness in internal control over financial reporting, management concluded that, as of April 30, 2005, the Company’s internal control over financial reporting was not effective based on the criteria set forth by COSO.
   The Company’s external auditors, KPMG LLP, an independent registered public accounting firm, have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 44.

H&R BLOCK 2005 Form 10K

   (c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING ... As disclosed most recently in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2005, management had identified an internal control deficiency in our accounting for income taxes. We have dedicated substantial resources to the review of our control processes and procedures specifically related to accounting for income taxes. Based on the results of this review, during the fourth quarter, management completed numerous enhancements to improve our internal controls over financial reporting, specifically those related to accounting for income taxes, including the following actions:

▪	Implemented a comprehensive set of policies and procedures related to accounting for income taxes.
▪	Filled senior-level positions in the corporate tax department with experienced individuals focusing on corporate tax, state/local tax, and mortgage accounting.
▪	Engaged a qualified third-party firm to provide supplementary assistance, REMIC transaction tax expertise, and to assess the tax implications of select historical and future securitizations and the adequacy of the model used by Mortgage Services to track the related book/tax basis adjustments.
▪	Increased the formality and rigor around the operation of key controls.
   Other than the changes outlined above, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
   In order to remediate the material weakness identified by management as of April 30, 2005, and continuing thereafter, management completed the requisite historical analysis including creation of the necessary tax basis balance sheets and current and deferred reconciliations required and related internal control testing to ensure propriety of all tax related financial statement account balances as of this Form 10-K filing date. The Company believes it has established appropriate controls and procedures and created the appropriate tax account analysis and support subsequent to April 30, 2005. In addition to the above actions, management will conduct a comprehensive evaluation of the corporate tax function, including resource requirements, during the current fiscal year to identify and implement additional improvements to ensure compliance with the controls and procedures that have been put in place to remediate deficiencies previously identified.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following information appearing in our definitive proxy statement, to be filed no later than 120 days after April 30, 2005, is incorporated herein by reference:

▪	Information appearing under the heading “Election of Directors”
▪	Information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”
▪	Information appearing under the heading “Board of Directors’ Meetings and Committees” regarding identification of the Audit Committee and Audit Committee financial experts.
We have adopted a code of business ethics and conduct that applies to our directors, officers and employees, including our chief executive officer, chief financial officer, principal accounting officer and persons performing similar functions. A copy of the code of business ethics and conduct is available on our website at www.hrblock.com. We intend to provide information on our website regarding amendments to, or waivers from, the code of business ethics and conduct.

H&R BLOCK 2005 Form 10K

   Information about our executive officers as of May 15, 2005 is as follows:

Name, age	Current position	Business experience since May 1, 2000

Mark A. Ernst, age 47	Chairman of the Board, President and Chief Executive Officer	Chairman of the Board of Directors since September 2002; Chief Executive Officer since January 2001; President of the Company since September 1999; Chief Operating Officer from September 1998 through December 2000. Mr. Ernst has been a Member of the Board of Directors since September 1999.

William L. Trubeck, age 58	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer since October 2004; Executive Vice President – Western Group of Waste Management, Inc. from April 2003 until October 2004; Chief Administrative Officer of Waste Management, Inc. from May 2002 until April 2003; Chief Financial Officer of Waste Management, Inc., from March 2000 to April 2003.

Jeffery W. Yabuki, age 45	Executive Vice President and Chief Operating Officer	Chief Operating Officer since April 2002; Executive Vice President since October 2000; President, H&R Block Services, Inc. since October 2000; President, H&R Block International from September 1999 until October 2000.

Melanie K. Coleman, age 40	Vice President and Corporate Controller (1)	Vice President and Corporate Controller since October 2002; Assistant Vice President and Assistant Controller at Sprint Corporation (‘Sprint”), from December 2000 until October 2002; Executive Assistant to the Chief Financial Officer of Sprint from September 1999 until December 2000.

Robert E. Dubrish, age 53	President and Chief Executive Officer, Option One Mortgage Corporation	President and Chief Executive Officer, Option One Mortgage Corporation, since March 1996.

Timothy C. Gokey, age 43	President, Tax Services	President, Tax Services since June 2004; McKinsey & Company from 1986 until June 2004.

Brad C. Iversen, age 55	Senior Vice President and Chief Marketing Officer	Senior Vice President and Chief Marketing Officer since September 2003; Founded Catamount Marketing in 2002; Executive Vice President and Director of Marketing at Bank One Corporation from 1997 to 2002.

Linda M. McDougall, age 52	Vice President, Communications	Vice President, Communications since July 1999.

Timothy R. Mertz, age 54	Vice President, Corporate Tax	Vice President, Corporate Tax since October 2000; Vice President of Treasury for Payless Cashways, Inc., from September 1998 through September 2000.

Tammy S. Serati, age 46	Senior Vice President, Human Resources	Senior Vice President, Human Resources since December 2002; Vice President, Human Resources Corporate Staffs, for Monsanto Agricultural Company, from May 2000 through November 2002.

Becky S. Shulman, age 40	Vice President and Treasurer	Vice President and Treasurer since September 2001; Chief Investment Officer of U.S. Central Credit Union, from September 1998 until August 2001.

Nicholas J. Spaeth, age 55	Senior Vice President and Chief Legal Officer	Senior Vice President and Chief Legal Officer since February 2004; Senior Vice President, General Counsel and Secretary of Intuit, Inc. from August 2003 to February 2004; Senior Vice President, General Counsel and Secretary, GE Employers Reinsurance Corporation from September 2000 until August 2003; Partner at Cooley Godward LLP from March 1998 until September 2000.

Steven Tait, age 45	President, RSM McGladrey Business Services, Inc.	President, RSM McGladrey Business Services, Inc. since April 2003; Executive Vice President, Sales & Client Operations, Gartner, Inc., from June 2001 through March 2003; Senior Vice President, Sales and Operations at Gartner, Inc. from July 2000 until May 2001; President and Chief Executive Officer of Xerox Connect, a wholly-owned subsidiary of Xerox Corporation, from November 1999 until June 2000.

H&R BLOCK 2005 Form 10K

Name, age	Current position	Business experience since May 1, 2000

Robert A. Weinberger, age 61	Vice President, Government Relations	Vice President, Government Relations, since March 1996.

Marc West, age 45	Senior Vice President and Chief Information Officer	Senior Vice President and Chief Information Officer since September 2004; Senior Vice President and Chief Information Officer of Electronic Arts Inc. from 2000 until September 2004.

Bret G. Wilson, age 46	Vice President and Secretary	Vice President and Secretary since October 2002; Vice President, Corporate Development and Risk Management from October 2000 until October 2002; Vice President, Corporate Planning and Development from September 1999 until October 2000.

(1)	As discussed in our Form 8-K dated July 5, 2005, Melanie K. Coleman resigned as Vice President and Corporate Controller of the Company, effective July 31, 2005.

ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2005, in the sections entitled “Director Compensation” and “Compensation of Executive Officers,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2005, in the section titled “Equity Compensation Plans” and in the section titled “Information Regarding Security Holders,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A no later than 120 days after April 30, 2005, in the section titled “Employee Agreements, Change in Control and Other Arrangements,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A no later than 120 days after April 30, 2005, in the section titled “Audit Fees,” and is incorporated herein by reference.

H&R BLOCK 2005 Form 10K

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Report:

1.	The following financial statements appearing in Item 8: “Consolidated Statements of Income and Comprehensive Income;” “Consolidated Balance Sheets;” “Consolidated Statements of Cash Flows;” and “Consolidated Statements of Stockholders’ Equity.”
2.	Financial Statement Schedule II – Valuation and Qualifying Accounts with the related Reports of Independent Registered Public Accounting Firms. These will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareholders.
3.	Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The following exhibits are required to be filed as exhibits to this Form 10-K:

10.2	Form of 2003 Long-Term Executive Compensation Plan Award Agreement.
10.9	Form of 1989 Stock Option Plan for Outside Directors Stock Option Agreement.
10.33	Leasing Operations Supplier Agreement (Products and/or Services) dated September 11, 2003 between Wal*Mart Stores, Inc. and H&R Block Services, Inc.
10.40	Second Amended and Restated Sale and Servicing Agreement dated as of March 8, 2005 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank Minnesota, National Association.
10.46	Amended and Restated Note Purchase Agreement dated as of March 18, 2005 among Option One Owner Trust 2002-3, UBS Real Estate Securities Inc. and Option One Mortgage Corporation.
10.47	Amended and Restated Sale and Servicing Agreement dated as of March 18, 2005 among Option One Owner Trust 2002-3, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A.
10.48	Second Amended and Restated Sale and Servicing Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1A Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A.
10.49	Indenture dated as of April 1, 2001 between Option One Owner Trust 2001-1A and Wells Fargo Bank Minnesota, National Association.
10.50	Amendment Number Four, dated April 16, 2004, to Indenture between Option One Owner Trust 2001-1A and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003.
10.51	Amendment Number Five, dated April 30, 2004, to Indenture between Option One Owner Trust 2001-1A and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003.
10.52	Amendment Number Six, dated April 29, 2005, to Indenture between Option One Owner Trust 2001-1A and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003.
10.53	Amended and Restated Note Purchase Agreement dated as of April 16, 2004 among Option One Owner Trust 2001-1A, Option One Loan Warehouse Corporation and Greenwich Capital Financial Products, Inc.
10.54	Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1A, Greenwich Capital Financial Products, Inc. and Option One Loan Warehouse Corporation.
10.55	Second Amended and Restated Sale and Servicing Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1B, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A.
10.56	Indenture dated as of April 1, 2001 between Option One Owner Trust 2001-1B and Wells Fargo Bank Minnesota, National Association.
10.57	Amendment Number Five, dated April 16, 2004, to Indenture between Option One Owner Trust 2001-1B and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003.
10.58	Amendment Number Six, dated April 30, 2004, to Indenture between Option One Owner Trust 2001-1B and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003.
10.59	Amendment Number Six, dated April 29, 2005, to Indenture between Option One Owner Trust 2001-1B and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003.

H&R BLOCK 2005 Form 10K

10.60	Amended and Restated Note Purchase Agreement dated as of April 16, 2004, among Option One Owner Trust 2001-1B, Option One Loan Warehouse Corporation and Steamboat Funding Corporation.
10.61	Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of April 29, 2005, among Option One Owner Trust 2001-B, Steamboat Funding Corporation and Option One Loan Warehouse Corporation.
10.62	Sale and Servicing Agreement dated as of August 8, 2003 among Option One Owner Trust 2003-4, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank Minnesota, National Association.
10.63	Amendment No. 1 to Sale and Servicing Agreement dated as of August 6, 2004 among Option One Owner Trust 2003-4, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank Minnesota, National Association.
10.64	Amendment No. 2 to Sale and Servicing Agreement dated as of August 24, 2004 among Option One Owner Trust 2003-4, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank Minnesota, National Association.
10.65	Indenture dated as of August 8, 2003 between Option One Owner Trust 2003-4 and Wells Fargo Bank Minnesota, National Association.
10.66	Note Purchase Agreement dated as of August 8, 2003 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA.
10.67	Amendment No. 1 to Note Purchase Agreement dated as of August 6, 2004 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA.
10.68	Amendment No. 2 to Note Purchase Agreement dated as of August 24, 2004 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA.
10.69	Amendment No. 3 to Note Purchase Agreement dated as of October 29, 2004 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA.
10.70	Amendment No. 4 to Note Purchase Agreement dated as of November 30, 2004 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA.
10.71	Amendment No. 5 to Note Purchase Agreement dated January 31, 2005, among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA.
12	Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2005.
21	Subsidiaries of the Company.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
   The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareholders.

H&R BLOCK 2005 Form 10K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

Mark A. Ernst
Chairman of the Board, President and
Chief Executive Officer
July 29, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated on July 29, 2005.

Mark A. Ernst Chairman of the Board, President, Chief Executive Officer and Director (principal executive officer)

G. Kenneth Baum Director

Thomas M. Bloch Director

Donna R. Ecton Director

Henry F. Frigon Director

Roger W. Hale Director

David B. Lewis Director

Tom D. Seip Director

Louis W. Smith Director

Rayford Wilkins, Jr. Director

William L. Trubeck Executive Vice President and Chief Financial Officer (principal accounting officer)

Melanie K. Coleman Vice President and Corporate Controller

H&R BLOCK 2005 Form 10K

EXHIBIT INDEX
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

3.1		Restated Articles of Incorporation of H&R Block, Inc., as amended, filed as Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, are incorporated herein by reference.
3.2		Certificate of Amendment of Articles of Incorporation effective September 30, 2004, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.
3.3		Amended and Restated Bylaws of H&R Block, Inc., as amended and restated as of June 9, 2004, filed as Exhibit 3.3 to the Company’s annual report on Form 10-K for the year ended April 30, 2004, file number 1-6089, is incorporated herein by reference.
4.1		Indenture dated as of October 20, 1997, among H&R Block, Inc., Block Financial Corporation and Bankers Trust Company, as Trustee, filed as Exhibit 4(a) to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 1997, file number 1-6089, is incorporated herein by reference.
4.2		First Supplemental Indenture, dated as of April 18, 2000, among H&R Block, Inc., Block Financial Corporation, Bankers Trust Company and the Bank of New York, filed as Exhibit 4(a) to the Company’s current report on Form 8-K dated April 13, 2000, file number 1-6089, is incorporated herein by reference.
4.3		Officer’s Certificate, dated October 26, 2004, in respect of 5.125% Notes due 2014 of Block Financial Corporation, filed as Exhibit 4.1 to the Company’s current report on Form 8-K dated October 21, 2004, file number 1-6089, is incorporated herein by reference.
4.4		Form of 8 1/2% Senior Note due 2007 of Block Financial Corporation, filed as Exhibit 4(b) to the Company’s current report on Form 8-K dated April 13, 2000, file number 1-6089, is incorporated herein by reference.
4.5		Form of 5.125% Note due 2014 of Block Financial Corporation, filed as Exhibit 4.2 to the Company’s current report on Form 8-K dated October 21, 2004, file number 1-6089, is incorporated herein by reference.
4.6		Copy of Rights Agreement dated March 25, 1998, between H&R Block, Inc. and ChaseMellon Shareholder Services, L.L.C., filed on July 22, 1998 as Exhibit 1 to the Company’s Registration Statement on Form 8-A, file number 1-6089, is incorporated herein by reference.
4.7		Form of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(e) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated by reference.
4.8		Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(j) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1998, file number 1-6089, is incorporated by reference.
4.9		Form of Certificate of Designation, Preferences and Rights of Delayed Convertible Preferred Stock of H&R Block, Inc., filed as Exhibit 4(f) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated by reference.
10	.1 *	The Company’s 2003 Long-Term Executive Compensation Plan, as amended and restated as of September 10, 2003, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2003, file number 1-6089, is incorporated by reference.
10.2		Form of 2003 Long-Term Executive Compensation Plan Award Agreement.
10	.3 *	The H&R Block Deferred Compensation Plan for Directors, as Amended and Restated effective July 1, 2002, filed as Exhibit 10.2 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.
10	.4 *	The H&R Block Deferred Compensation Plan for Executives, as Amended and Restated July 1, 2002, filed as Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.
10	.5 *	Amendment No. 1 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, effective as of March 12, 2003, filed as Exhibit 10.5 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10	.6 *	The H&R Block Short-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-6089, is incorporated herein by reference.
10	.7 *	Summary of Non-Employee Director Cash Compensation, filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated March 16, 2005, file number 1-6089, is incorporated herein by reference.
10	.8 *	The Company’s 1989 Stock Option Plan for Outside Directors, as amended and restated as of September 8, 2004, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.
10.9		Form of 1989 Stock Option Plan for Outside Directors Stock Option Agreement.
10	.10 *	The H&R Block Stock Plan for Non-Employee Directors, as amended August 1, 2001, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.
10	.11 *	The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended August 1, 2001, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.
10	.12 *	The H&R Block, Inc. Executive Survivor Plan (as Amended and Restated) filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-6089, is incorporated herein by reference.

H&R BLOCK 2005 Form 10K

10	.13 *	First Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), filed as Exhibit 10.9 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.
10	.14 *	Second Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), effective as of March 12, 2003, filed as Exhibit 10.12 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10	.15 *	Employment Agreement dated July 16, 1998, between the Company and Mark A. Ernst, filed as Exhibit 10(a) to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 1998, file number 1-6089, is incorporated herein by reference.
10	.16 *	Amendment to Employment Agreement dated June 30, 2000, between HRB Management, Inc. and Mark A. Ernst, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2000, file number 1-6089, is incorporated herein by reference.
10	.17 *	Employment Agreement dated September 7, 1999, between HRB Management, Inc. and Jeffery W. Yabuki, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2000, file number 1-6089, is incorporated herein by reference.
10	.18 *	Employment Agreement dated as of October 4, 2004 between HRB Management, Inc. and William L. Trubeck, filed as Exhibit 10.2 to the Company’s current report on Form 8-K/A Amendment No. 1 dated September 9, 2004, file number 1-6089, is incorporated herein by reference.
10.19		Employment Agreement dated as of February 2, 2004, between HRB Management, Inc. and Nicholas J. Spaeth, filed as Exhibit 10.16 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2004, file number 1-6089, is incorporated herein by reference.
10	.20 *	Employment Agreement dated September 2, 2003, between HRB Management, Inc. and Brad C. Iversen, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2004, file number 1-6089, is incorporated herein by reference.
10	.21 *	Employment Agreement between Option One Mortgage Corporation and Robert E. Dubrish, executed on February 9, 2002, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2002, file number 1-6089, is incorporated herein by reference.
10	.22 *	Employment Agreement dated December 2, 2002 between HRB Management, Inc. and Tammy S. Serati, filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended January 31, 2003, file number 1-6089, is incorporated herein by reference.
10	.23 *	Employment Agreement dated as of April 1, 2003 between HRB Business Services, Inc. and Steven Tait, filed as Exhibit 10.23 to the annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10	.24 *	Employment Agreement dated as of September 15, 2004 between HRB Management, Inc. and Marc West, filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.
10	.25 *	Employment Agreement dated as of June 28, 2004 between H&R Block Services, Inc. and Timothy C. Gokey, filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended July 31, 2004, file number 1-6089, is incorporated herein by reference.
10	.26 *	Termination Agreement dated January 7, 2005 between H&R Block, Inc., H&R Block Financial Advisors, Inc. and Brian L. Nygaard, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.27		Second Amended and Restated Refund Anticipation Loan Operations Agreement dated as of June 9, 2003, between H&R Block Services, Inc., Household Tax Masters, Inc. and Beneficial Franchise Company, filed as Exhibit 10.27 to the annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10.28		Fourth Amended and Restated Refund Anticipation Loan Participation Agreement dated as of December 31, 2004, between Block Financial Corporation, HSBC Taxpayer Financial Services, Inc. and Household Tax Masters Acquisition Corporation, filed as Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.29		2004 Amendment to Second Amended and Restated Refund Anticipation Loan Operations Agreement dated as of August 20, 2004, by and among H&R Block Services, Inc., Household Tax Masters, Inc., and Beneficial Franchise Company, filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.**
10.30		364-Day Credit and Guarantee Agreement dated as of August 11, 2004 among Block Financial Corporation, H&R Block, Inc., Bank of America, N.A., Barclays Bank PLC, HSBC Bank USA, National Association, The Royal Bank of Scotland PLC, JPMorgan Chase Bank, J.P. Morgan Securities, Inc. and other lending parties thereto, filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended July 31, 2004, file number 1-6089, is incorporated herein by reference.
10.31		Five-Year Credit and Guarantee Agreement dated as of August 11, 2004 among Block Financial Corporation, H&R Block, Inc., Bank of America, N.A., Barclays Bank PLC, HSBC Bank USA, National Association, The Royal Bank of Scotland PLC, JPMorgan Chase Bank, J.P. Morgan Securities, Inc. and other lending parties thereto, filed as Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended July 31, 2004, file number 1-6089, is incorporated herein by reference.
10.32		License Agreement dated as of June 30, 2004 by and between Sears, Roebuck and Co. and H&R Block Services, Inc., filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended July 31, 2004, file number 1-6089, is incorporated herein by reference.
10.33		Leasing Operations Supplier Agreement (Products and/or Services) dated as of September 11, 2003 between Wal*Mart Stores, Inc. and H&R Block Services, Inc.
10.34		Standard Form of Agreement Between Owner and Designer/Builder dated as of May 5, 2003 by and between H&R Block Tax Services, Inc. and J.E. Dunn Construction Company, filed as Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.

H&R BLOCK 2005 Form 10K

10.35	Second Amended and Restated Loan Purchase and Contribution Agreement dated as of November 14, 2003 between Option One Loan Warehouse Corporation and Option One Mortgage Corporation, filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.36	Amended and Restated Sales and Servicing Agreement dated November 12, 2004 among Option One Owner Trust 2003-5, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.37	Note Purchase Agreement dated November 14, 2003 between Option One Owner Trust 2003-5, Option One Loan Warehouse Corporation and Citigroup Global Markets Realty Corp., filed as Exhibit 10.5 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.38	Amendment Number One to the Note Purchase Agreement, dated November 14, 2004, among Option One Owner Trust 2003-5, Option One Loan Warehouse Corporation and Citigroup Global Markets Realty Corp., filed as Exhibit 10.6 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.39	Indenture dated as of November 1, 2003 between Option One Owner Trust 2003-5 and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.7 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.40	Second Amended and Restated Sale and Servicing Agreement dated as of March 8, 2005 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank Minnesota, National Association.
10.41	Amended and Restated Note Purchase Agreement dated as of November 24, 2003, among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation and Bank of America, N.A., filed as Exhibit 10.11 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.42	Amendment Number One to the Amended and Restated Note Purchase Agreement, dated as of December 17, 2004, among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation and Bank of America, N.A., filed as Exhibit 10.12 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.43	Amendment Number Two to the Amended and Restated Note Purchase Agreement, dated as of February 15, 2005, among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation and Bank of America, N.A., filed as Exhibit 10.13 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.44	Amended and Restated Indenture dated as of November 25, 2003 between Option One Owner Trust 2001-2 and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.14 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.45	Letter Agreement dated as of April 1, 2000 among Option One Mortgage Corporation and Bank of America N.A., filed as Exhibit 10.15 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated by reference.
10.46	Amended and Restated Note Purchase Agreement dated as of March 18, 2005 among Option One Owner Trust 2002-3, UBS Real Estate Securities Inc. and Option One Mortgage Corporation.
10.47	Amended and Restated Sale and Servicing Agreement dated as of March 18, 2005, among Option One Owner Trust 2002-3, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A.
10.48	Second Amended and Restated Sale and Servicing Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1A, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A.
10.49	Indenture dated as of April 1, 2001 between Option One Owner Trust 2001-1A and Wells Fargo Bank Minnesota, National Association.
10.50	Amendment Number Four, dated April 16, 2004, to Indenture between Option One Owner Trust 2001-1A and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003.
10.51	Amendment Number Five, dated April 30, 2004, to Indenture between Option One Owner Trust 2001-1A and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003.
10.52	Amendment Number Six, dated April 29, 2005, to Indenture between Option One Owner Trust 2001-1A and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003.
10.53	Amended and Restated Note Purchase Agreement dated as of April 16, 2004, among Option One Owner Trust 2001-1A, Option One Loan Warehouse Corporation and Greenwich Capital Financial Products, Inc.
10.54	Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1A, Greenwich Capital Financial Products, Inc. and Option One Loan Warehouse Corporation.
10.55	Second Amended and Restated Sale and Servicing Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1B, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A.
10.56	Indenture dated as of April 1, 2001 between Option One Owner Trust 2001-1B and Wells Fargo Bank Minnesota, National Association.
10.57	Amendment Number Five, dated April 16, 2004, to Indenture between Option One Owner Trust 2001-1B and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003.
10.58	Amendment Number Six, dated April 30, 2004, to Indenture between Option One Owner Trust 2001-1B and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003.

H&R BLOCK 2005 Form 10K

10.59	Amendment Number Six, dated April 29, 2005, to Indenture between Option One Owner Trust 2001-1B and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003.
10.60	Amended and Restated Note Purchase Agreement dated as of April 16, 2004, among Option One Owner Trust 2001-1B, Option One Loan Warehouse Corporation and Steamboat Funding Corporation.
10.61	Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1B, Steamboat Funding Corporation and Option One Loan Warehouse Corporation.
10.62	Sale and Servicing Agreement dated as of August 8, 2003 among Option One Owner Trust 2003-4, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank Minnesota, National Association.
10.63	Amendment No. 1 to Sale and Servicing Agreement dated as of August 6, 2004 among Option One Owner Trust 2003-4, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank Minnesota, National Association.
10.64	Amendment No. 2 to Sale and Servicing Agreement dated as of August 24, 2004 among Option One Owner Trust 2003-4, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank Minnesota, National Association.
10.65	Indenture dated as of August 8, 2003 between Option One Owner Trust 2003-4 and Wells Fargo Bank Minnesota, National Association.
10.66	Note Purchase Agreement dated as of August 8, 2003 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA.
10.67	Amendment No. 1 to Note Purchase Agreement dated as of August 6, 2004 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA.
10.68	Amendment No. 2 to Note Purchase Agreement dated as of August 24, 2004 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA.
10.69	Amendment No. 3 to Note Purchase Agreement dated as of October 29, 2004 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA.
10.70	Amendment No. 4 to Note Purchase Agreement dated as of November 30, 2004 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA.
10.71	Amendment No. 5 to Note Purchase Agreement dated January 31, 2005, among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA.
12	Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2005.
21	Subsidiaries of the Company.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements.

**	Confidential Information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

H&R BLOCK 2005 Form 10K

H&R BLOCK, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED APRIL 30, 2005, 2004 AND 2003

			Additions
		Balance at
		Beginning of	Charged to Costs	Charged to		Balance at End
Description		Period	and Expenses	Other	Deductions	of Period

Allowance for Doubtful Accounts – deducted from accounts receivable in the balance sheet
	2005	$54,521,000	$52,221,000	–	$66,712,000	$40,030,000
	2004	$23,941,000	$53,663,000	–	$23,083,000	$54,521,000
	2003	$65,842,000	$49,748,000	–	$91,649,000	$23,941,000

Report of Independent Registered Public Accounting Firm on Schedule

To the Board of Directors and Stockholders of H&R Block, Inc.:
Under date of July 29, 2005, we reported on the consolidated balance sheets of H&R Block, Inc. (the Company) as of April 30, 2005 and 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended, which are included in the Company’s annual report filed on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule for the years ended April 30, 2005 and 2004 included in the Form 10-K. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
The audit report on the consolidated financial statements of H&R Block, Inc. referred to above contains an explanatory paragraph stating that, as discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting to adopt Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables; and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, during the year ended April 30, 2004.
The audit report on the consolidated financial statements of H&R Block, Inc. referred to above contains an explanatory paragraph stating that, as discussed in note 2 to the consolidated financial statements, the Company restated its financial statements for its fiscal year ended April 30, 2004.
/s/ KPMG LLP
Kansas City, Missouri
July 29, 2005

H&R BLOCK 2005 Form 10K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors of H&R Block, Inc.:
   Our audit of the consolidated financial statements referred to in our report dated June 10, 2003, except for Note 2 as to which the date is July 29, 2005, appearing in the 2005 Annual Report to Shareholders of H&R Block, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K for the year ended April 30, 2003. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/  PricewaterhouseCoopers LLP
Kansas City, Missouri
June 10, 2003, except for Note 2
as to which the date is July 29, 2005

