Form 10-K/A
period 2005-04-30
H&R BLOCK INC
filed 2005-08-05
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
Number of shares of registrant’s Common Stock, without par value, outstanding on June 30, 2005: 331,940,594.
Documents incorporated by reference
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders, to be held September 7, 2005, is incorporated by reference in Part III to the extent described therein.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the company’s Annual Report on Form 10-K for the year ended April 30, 2005, initially filed with the Securities and Exchange Commission on August 1, 2005, is being filed primarily to amend and revise the following:
•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Fiscal 2006 Outlook for Mortgage Services

•	Financial Condition, Contractual Obligations and Commercial Commitments with respect to our shelf registration statement
•	Item 8. Financial Statements and Supplementary Data, note 22
Additionally, as this Form 10-K/A was filed after the record date for our two-for-one stock split, which is effective August 22, 2005, we have adjusted all share and par share amounts to reflect the retroactive effect of the stock split.

H&R BLOCK
2005 FORM 10-K AND ANNUAL REPORT

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
   On June 8, 2005, our Board of Directors declared a two-for-one stock split of the Company’s Common Stock in the form of a 100% stock distribution, effective August 22, 2005, to shareholders of record as of the close of business on August 1, 2005. All share and per share amounts in this document have been adjusted to reflect the retroactive effect of the stock split.
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
H&R Block’s common stock is traded principally on the NYSE and is also traded on the Pacific Exchange. The information called for by this item with respect to H&R Block’s common stock appears in Item 8, note 21 to our consolidated financial statements. The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is reported in Item 8, note 13 to our consolidated financial statements. On July 5, 2005, there were 30,909 shareholders of record and the closing stock price on the NYSE was $29.37 per share.

H&R BLOCK 2005 Form 10K

A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2005, excluding the impact of the stock split, is as follows:

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
   The impact of the restatement on fiscal year 2002 resulted in an increase in net income of $6.9 million, or $.02 per basic and diluted share, and a decrease of $9.5 million in total assets. The impact on fiscal year 2001 resulted in an increase in net income of $1.5 million, or $.00 per basic and diluted share, and an increase of $4.9 million in total assets.

	(in 000s, except per share amounts)

		Restated	Restated	Restated	Restated
April 30,	2005	2004	2003	2002	2001

Revenues	$4,420,019	$4,247,880	$3,731,126	$3,311,943	$2,982,157
Net income before change in accounting principle	635,857	715,608	477,615	441,287	278,211
Net income	635,857	709,249	477,615	441,287	282,625

Basic earnings per share:
Net income before change in accounting principle	$1.92	$2.02	$1.33	$1.21	$.76
Net income	1.92	2.00	1.33	1.21	.77
Diluted earnings per share:
Net income before change in accounting principle	$1.88	$1.98	$1.30	$1.17	$.75
Net income	1.88	1.96	1.30	1.17	.76

Total assets	$5,539,283	$5,232,732	$4,666,502	$4,396,731	$4,170,980
Long-term debt	923,073	545,811	822,302	868,387	870,974

Dividends per share	$.43	$.39	$.35	$.32	$.29

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of previously issued financial statements, as discussed in Item 8, note 2 to our consolidated financial statements. All share and per share amounts in this document have been adjusted to reflect the retroactive effect of the stock split.
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

H&R BLOCK 2005 Form 10K

   Our key strategic priorities can be summarized as follows:

▪	Tax Services – continue expanding our office network, improve our client service and satisfaction scores, focus on advice that supports client growth and increased brand loyalty.
▪	Mortgage Services – continue growing origination volumes while lowering our cost of origination, distinguish our service quality, minimize risk and volatility in performance and optimize value from secondary markets.
▪	Business Services – continue expansion of our national accounting, tax and consulting business, add extended services to middle-market companies and enhance our client service culture.
▪	Investment Services – work to align the segment’s cost structure with its revenues, attract and retain productive advisors, serve the broad consumer market through advisory relationships and integrate the Tax Services client base into this segment.
OVERVIEW ...
A summary of our fiscal year 2005 results is as follows:

▪	Revenues grew 4.1% over the prior year, primarily due to our Tax Services and Business Services segments, with this growth somewhat offset by a revenue decline at our Mortgage Services segment.
▪	Diluted earnings per share declined 4.1% from fiscal year 2004 to $1.88, primarily due to lower profitability in our Mortgage Services segment. Current year results included a non-operating gain of $0.03 per diluted share for legal recoveries.
▪	Tax Services fell short of its target client levels, although increases in our pricing and the complexity of returns prepared allowed the segment’s revenue growth to continue. Segment revenues increased 7.6% over the prior year and segment pretax income increased $25.0 million, or 3.9%.
▪	Mortgage Services’ origination volumes of $31.0 billion were at record levels, but margin compression drove gains on sales of mortgage assets to decline 10.5% to $822.1 million.
▪	Business Services revenues and pretax income increased 14.8% and 54.7%, respectively, over the prior year. The increase was primarily due to higher demand for traditional accounting, tax and consulting services.
▪	Investment Services reported a pretax loss of $75.4 million compared to $75.6 million in the prior year. Operating results for the fourth quarter of fiscal year 2005 showed marked improvement, which we hope will continue into the fiscal year 2006.

Consolidated Results of Operations	(in 000s, except per share amounts)

		Restated	Restated
Year ended April 30,	2005	2004	2003

REVENUES ...
Tax Services	$2,358,293	$2,191,177	$1,946,763
Mortgage Services	1,246,018	1,323,709	1,150,080
Business Services	573,316	499,210	434,140
Investment Services	239,244	229,470	200,794
Corporate	3,148	4,314	(651)

	$4,420,019	$4,247,880	$3,731,126

PRETAX INCOME (LOSS) ...
Tax Services	$663,518	$638,493	$556,703
Mortgage Services	496,093	688,523	656,324
Business Services	29,871	19,312	(16,033)
Investment Services	(75,370)	(75,614)	(219,421)
Corporate	(96,397)	(107,739)	(122,009)
	1,017,715	1,162,975	855,564

Income taxes	381,858	447,367	377,949
Net income before change in accounting principle	635,857	715,608	477,615
Cumulative effect of change in accounting principle	–	(6,359)	–

Net income	$635,857	$709,249	$477,615

Basic earnings per share	$1.92	$2.00	$1.33
Diluted earnings per share	1.88	1.96	1.30

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

H&R BLOCK 2005 Form 10K

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

H&R BLOCK 2005 Form 10K

Changes in the projections or assumptions could materially affect fair values. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease any impairment charge.
   Our goodwill balance was $1.0 billion as of April 30, 2005 and $993.5 million as of April 30, 2004. No goodwill impairments were identified during fiscal years 2005 or 2004. In fiscal year 2003, a goodwill impairment charge of $108.8 million was recorded in the Investment Services segment due to unsettled market conditions. Also during 2003, our annual impairment test resulted in an impairment of $13.5 million for a reporting unit within the Business Services segment. No other impairments were identified.
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

FISCAL 2005 COMPARED TO FISCAL 2004 ...
Tax Services’ revenues increased $167.1 million, or 7.6%, compared to the prior year. Fiscal year 2005 was the first year of a multi-year strategy to expand our retail distribution network, to increase client growth by providing more convenient access to our services and to react to increased competition in the tax preparation market. In the U.S., we opened a net 1,252 new offices, 609 of which were part of the expansion of our

H&R BLOCK 2005 Form 10K

company-owned retail distribution network. This expansion contributed incremental revenues of $24.9 million and pretax losses of $18.9 million. Clients served in our U.S. company-owned offices declined 0.2% from the prior year.
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

H&R BLOCK 2005 Form 10K

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

Mortgage Services – Operating Statistics	(dollars in 000s)

Year Ended April 30,	2005		2004		2003

Volume of loans originated ...
Wholesale (non-prime)	$26,977,810		$20,150,992		$13,659,243
Retail: Non-prime	3,005,168		1,846,674		1,220,563
Prime	1,018,746		1,258,347		1,697,815

	$31,001,724		$23,256,013		$16,577,621

Loan Characteristics ...
Weighted average FICO score (1)	614		608		604
Weighted average interest rate for borrowers (“WAC”) (1)	7.36%		7.39%		8.15%
Weighted average loan-to-value (1)	78.9%		78.1%		78.7%
Percentage of first mortgage loans owner-occupied	92.6%		92.9%		93.0%
Percentage with prepayment penalty	70.8%		73.7%		79.9%
Percentage of fixed-rate mortgages	22.1%		30.4%		24.4%
Percentage of adjustable-rate mortgages	77.9%		69.6%		75.6%

Origination margin (% of origination volume) (2) ...
Loan sale premium	2.77%		4.21%		4.87%
Accretion on beneficial interest in Trusts	0.63%		0.72%		0.65%
Gain (loss) on derivatives	0.15%		(0.05%	)	(0.02%	)
Loan sale repurchase reserves	(0.13%	)	(0.20%	)	(0.13%	)
MSR gain on sale	0.44%		0.36%		0.36%

	3.86%		5.04%		5.73%

Cost of acquisition	(0.54%	)	(0.50%	)	(0.36%	)
Direct origination expenses	(0.68%	)	(0.65%	)	(0.62%	)

Net gain on sale – gross margin (3)	2.64%		3.89%		4.75%
Other revenues	0.03%		0.01%		(0.01%	)
Other cost of origination	(1.55%	)	(1.68%	)	(1.91%	)

Net margin	1.12%		2.22%		2.83%

Total cost of origination	2.23%		2.33%		2.53%
Total cost of origination and acquisition	2.77%		2.83%		2.89%
Loan delivery ...
Loan sales	$30,975,523		$23,234,935		$17,225,774
Execution price: (4) ...
Loans originated and sold	3.01%		4.09%		4.63%
Loans acquired and sold	–		–		.18%

	3.01%		4.09%		4.46%

(1)	Represents non-prime production.
(2)	As restated. See “Reconciliation of Non-GAAP Financial Information” at the end of Item 7.
(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.
(4)	Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

H&R BLOCK 2005 Form 10K

Mortgage Services – Financial Results	(in 000s)

		Restated	Restated
Year Ended April 30,	2005	2004	2003

Components of gains on sales:
Gain on mortgage loans	$772,061	$915,628	$792,072
Gain (loss) on derivatives	46,853	(11,957)	(4,141)
Gain on sales of residual interests	15,396	40,689	93,307
Impairment of residual interests	(12,235)	(26,063)	(54,111)

	822,075	918,297	827,127

Interest income:
Accretion-residual interests	137,610	186,466	146,343
Other	11,850	5,064	5,421

	149,460	191,530	151,764

Loan-servicing revenue	273,056	211,710	168,351
Other	1,427	2,172	2,838

Total revenues	1,246,018	1,323,709	1,150,080

Cost of services	221,300	193,018	141,419
Cost of non-service revenues:
Compensation and benefits	218,544	190,499	146,907
Occupancy	33,155	25,635	22,701
Other	72,803	71,634	74,332

	324,502	287,768	243,940

Selling, general and administrative	204,123	154,400	108,397

Total expenses	749,925	635,186	493,756

Pretax income	$496,093	$688,523	$656,324

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

H&R BLOCK 2005 Form 10K

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
   SHARE REPURCHASES ... On June 9, 2004, our Board of Directors approved an authorization to repurchase an additional 15 million shares. This authorization is in addition to the authorization of 20 million shares on June 11, 2003. During fiscal year 2005, we repurchased 11.2 million shares (pre-split) pursuant to these authorizations at an aggregate price of $527.5 million or an average price of $46.98 per share. There were 15.0 million shares remaining under the 2004 authorization and 0.1 million shares remaining under the 2003 authorization at the end of fiscal year 2005.
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
   Our Board of Directors approved an increase of the quarterly cash dividend from 11 cents to 12.5 cents per share, a 13.6% increase, effective with the quarterly dividend payment on October 3, 2005 to shareholders of record on September 12, 2005.
   A condensed consolidating statement of cash flows by segment for the fiscal year ended April 30, 2005 follows. Generally, interest is not charged on intercompany activities between segments. Detailed consolidated statements of cash flows are located in Item 8.

	(in 000s)

	Tax	Mortgage	Business	Investment		Consolidated
Fiscal Year 2005	Services	Services	Services	Services	Corporate	H&R Block

Cash provided by (used in):
Operations	$528,990	$98,303	$44,657	$(32,408)	$(125,749)	$513,793
Investing	(83,534)	99,906	(37,816)	7,618	(44,584)	(58,410)
Financing	3,482	(15,126)	(23,223)	(1,686)	(391,362)	(427,915)
Net intercompany	(448,912)	(184,156)	13,725	19,965	599,378	–

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
   As of April 30, 2005 we had $850 million remaining under our shelf registration statement for additional debt issuances. As a result of our failure to file this Form 10-K by the SEC’s prescribed due date, we may be unable to issue any debt securities under the shelf registration statement for a period of twelve months. We intend to seek an adjustment of the filing date for this Form 10-K as permitted under SEC rules. If such request is granted, we would regain the ability to issue debt securities under our shelf registration statement, although at this time the Company has no intention of doing so.
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

H&R BLOCK 2005 Form 10K

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

H&R BLOCK 2005 Form 10K

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
   Our cash equivalents are primarily held for liquidity purposes and are comprised of high quality, short-term investments, including qualified money market funds. As of April 30, 2005, our non-restricted cash and cash equivalents had an average maturity of less than three months with an average credit quality of AAA. With such a short maturity, our portfolio’s market value is relatively insensitive to interest rate changes. We hold investments in fixed income securities at our captive insurance subsidiary. See the table below for sensitivities to changes in interest rates. See additional discussion of interest rate risk included below in Mortgage Services and Investment Services.
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

H&R BLOCK 2005 Form 10K

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
   We use forward loan sale commitments to reduce risk associated with loans in the pipeline. These commitments, which represent an obligation to sell a non-prime loan at a specific price in the future, increase in value as interest rates rise and decrease as rates fall. At April 30, 2005, there were $8.7 billion in forward loan sale commitments, and most of them give us the option to under- or over-deliver by five to ten percent. Forward loan sale commitments for non-prime loans are not considered derivative instruments and are therefore not recorded in our financial statements. Forward loan sale commitments lock in the execution price on the loans that will ultimately be delivered into a whole loan sale. With $8.7 billion of forward loan sale commitments at April 30, 2005 (and the option to adjust the commitment amount to between $7.8 billion and $9.6 billion), net of pipeline loans estimated at $2.0 billion and the anticipated sale of $6.7 billion in loans by the Trusts, we believe changes in interest rates will not have a material impact on the gains or losses we record on our commitments to fund and sell mortgage loans.
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

H&R BLOCK 2005 Form 10K

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

H&R BLOCK 2005 Form 10K

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

H&R BLOCK 2005 Form 10K

Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” during the year ended April 30, 2004.
   As discussed in Note 2 to the consolidated financial statements, the Company restated its financial statements for its fiscal year ended April 30, 2004.
   We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated July 29, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
Kansas City, Missouri
July 29, 2005, except as to note 19,
which is as of August 4, 2005

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

H&R BLOCK 2005 Form 10K

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
June 10, 2003, except for Note 2
as to which the date is July 29, 2005,
and Note 19 and Note 22 as to
which the date is August 4, 2005
Kansas City, Missouri

H&R BLOCK 2005 Form 10K

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	(Amounts in 000s, except per share amounts)

		Restated(1)	Restated(1)
Year ended April 30,	2005	2004	2003

REVENUES ...
Service revenues	$2,920,586	$2,639,367	$2,295,936
Other revenues:
Gains on sales of mortgage assets, net	822,075	918,297	827,127
Product and other revenues	478,443	460,421	412,995
Interest income	198,915	229,795	195,068

	4,420,019	4,247,880	3,731,126

OPERATING EXPENSES ...
Cost of service revenues	1,999,220	1,794,501	1,625,937
Cost of other revenues	416,421	380,365	300,749
Impairment of goodwill	–	–	122,251
Selling, general and administrative	952,125	848,675	760,864

	3,367,766	3,023,541	2,809,801

Operating income	1,052,253	1,224,339	921,325
Interest expense	62,367	71,218	76,723
Other income, net	27,829	9,854	10,962

Income before taxes	1,017,715	1,162,975	855,564
Income taxes	381,858	447,367	377,949

Net income before change in accounting principle	635,857	715,608	477,615
Cumulative effect of change in accounting principle for multiple deliverable revenue arrangements, less tax benefit of $4,031	–	(6,359)	–

NET INCOME	$635,857	$709,249	$477,615

BASIC EARNINGS PER SHARE ...
Before change in accounting principle	$1.92	$2.02	$1.33
Cumulative effect of change in accounting principle	–	(.02)	–

Net income	$1.92	$2.00	$1.33

DILUTED EARNINGS PER SHARE ...
Before change in accounting principle	$1.88	$1.98	$1.30
Cumulative effect of change in accounting principle	–	(.02)	–

Net income	$1.88	$1.96	$1.30

COMPREHENSIVE INCOME ...
Net income	$635,857	$709,249	$477,615
Unrealized gains on securities, net of taxes:
Unrealized holding gains arising during the period, less taxes of $36,670, $64,174, and $70,983	59,409	103,886	114,885
Reclassification adjustment for gains included in income, less taxes of $40,661, $67,561 and $72,370	(65,848)	(109,385)	(117,073)
Change in foreign currency translation adjustments	8,946	12,355	17,415

	$638,364	$716,105	$492,842

See accompanying notes to consolidated financial statements.

(1)	See note 2.

H&R BLOCK 2005 Form 10K

CONSOLIDATED BALANCE SHEETS

(Amounts in 000s, except share and per share amounts)

		Restated(1)
April 30,	2005	2004

ASSETS
CURRENT ASSETS ...
Cash and cash equivalents	$1,100,213	$1,072,745
Cash and cash equivalents – restricted	516,909	545,428
Receivables from customers, brokers, dealers and clearing organizations, less allowance for doubtful accounts of $1,151 and $1,103	590,226	625,076
Receivables, less allowance for doubtful accounts of $38,879 and $53,418	418,788	329,219
Prepaid expenses and other current assets	444,498	381,024

Total current assets	3,070,634	2,953,492
Residual interests in securitizations – available-for-sale	205,936	210,973
Beneficial interest in Trusts – trading	215,367	153,818
Mortgage servicing rights	166,614	113,821
Property and equipment, net	330,150	273,303
Intangible assets, net	247,092	293,477
Goodwill, net	1,015,947	993,467
Other assets	287,543	240,381

Total assets	$5,539,283	$5,232,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES ...
Current portion of long-term debt	$25,545	$275,669
Accounts payable to customers, brokers and dealers	950,684	1,065,793
Accounts payable, accrued expenses and other	564,749	461,640
Accrued salaries, wages and payroll taxes	318,644	280,367
Accrued income taxes	349,298	413,868

Total current liabilities	2,208,920	2,497,337
Long-term debt	923,073	545,811
Other noncurrent liabilities	430,919	369,769

Total liabilities	3,562,912	3,412,917

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY ...
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, 435,890,796 shares issued at April 30, 2005 and 2004	4,359	4,359
Convertible preferred stock, no par, stated value $.01 per share, 500,000 shares authorized	–	–
Additional paid-in capital	598,388	542,885
Accumulated other comprehensive income	68,718	66,211
Retained earnings	3,188,785	2,695,916
Less treasury shares, at cost	(1,883,879)	(1,489,556)

Total stockholders’ equity	1,976,371	1,819,815

Total liabilities and stockholders’ equity	$5,539,283	$5,232,732

See accompanying notes to consolidated financial statements.

(1)	See note 2.

H&R BLOCK 2005 Form 10K

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Amounts in 000s)

		Restated(1)	Restated(1)
Year Ended April 30,	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES ...
Net income	$635,857	$709,249	$477,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,867	179,131	169,092
Provision for bad debt	52,221	53,663	49,748
Provision for deferred taxes on income	(42,345)	(986)	(29,944)
Accretion of residual interests in securitizations	(137,610)	(186,466)	(146,343)
Impairment of residual interests in securitizations	12,235	26,063	54,111
Realized gain on sale of previously securitized residual interests	(15,396)	(40,689)	(93,307)
Additions to trading securities – residual interests in securitizations	(115,657)	(327,996)	(542,544)
Proceeds from net interest margin transactions	98,743	310,358	541,791
Additions to mortgage servicing rights	(137,510)	(84,274)	(65,345)
Amortization of mortgage servicing rights	84,191	69,718	47,107
Net change in beneficial interest in Trusts	(61,549)	(17,222)	(84,655)
Impairment of goodwill	–	–	122,251
Tax benefit from stock option exercises	10,961	23,957	37,304
Stock-based compensation	44,139	25,718	2,079
Cumulative effect of change in accounting principle	–	6,359	–
Changes in assets and liabilities, net of acquisitions:
Cash and cash equivalents – restricted	28,519	(107,186)	(286,069)
Receivables for customers, brokers dealers and clearing organizations	33,892	(108,846)	326,824
Receivables	(121,177)	26,294	(72,423)
Mortgage loans held for sale:
Originations and purchases	(31,003,456)	(23,255,483)	(17,827,828)
Sales and principal repayments	30,990,566	23,246,815	17,837,323
Prepaid expenses and other current assets	(53,858)	26,978	43,818
Accounts payable to customers, brokers and dealers	(115,109)	203,099	(40,507)
Accounts payable, accrued expenses and other	113,419	(104,563)	60,454
Accrued salaries, wages and payroll taxes	38,277	70,521	(42,911)
Accrued income taxes	(29,906)	93,770	111,822
Other, net	20,479	14,481	40,272

Net cash provided by operating activities	513,793	852,463	689,735

CASH FLOWS FROM INVESTING ACTIVITIES ...
Available-for-sale securities:
Purchases of available-for-sale securities	(10,175)	(11,434)	(14,614)
Cash received from residual interests in securitizations	136,045	193,606	140,795
Cash proceeds from sale of previously securitized residuals	16,485	53,391	142,486
Sales of other available-for-sale securities	9,752	15,410	14,081
Purchases of property and equipment, net	(209,458)	(123,826)	(148,706)
Payments made for business acquisitions, net of cash acquired	(37,621)	(280,865)	(26,408)
Other, net	36,562	26,332	19,895

Net cash provided by (used in) investing activities	(58,410)	(127,386)	127,529

CASH FLOWS FROM FINANCING ACTIVITIES ...
Repayments of commercial paper	(5,191,623)	(4,618,853)	(9,925,516)
Proceeds from issuance of commercial paper	5,191,623	4,618,853	9,925,516
Repayments of Senior Notes	(250,000)	–	–
Proceeds from issuance of Senior Notes	395,221	–	–
Payments on acquisition debt	(25,664)	(59,003)	(57,469)
Dividends paid	(142,988)	(138,397)	(125,898)
Acquisition of treasury shares	(530,022)	(519,862)	(317,570)
Proceeds from issuance of common stock	136,102	119,956	126,325
Other, net	(10,564)	31,681	(2,572)

Net cash used in financing activities	(427,915)	(565,625)	(377,184)

Net increase in cash and cash equivalents	27,468	159,452	440,080
Cash and cash equivalents at beginning of the year	1,072,745	913,293	473,213

Cash and cash equivalents at end of the year	$1,100,213	$1,072,745	$913,293

See accompanying notes to consolidated financial statements.

(1)	See note 2.

H&R BLOCK 2005 Form 10K

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	(Amounts in 000s, except per share amounts)

			Convertible			Accumulated
	Common Stock		Preferred Stock		Additional	Other		Treasury Stock
					Paid-In	Comprehensive	Retained			Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity

Balances at April 30, 2002 (1)	435,891	$4,359	–	$–	$465,872	$44,128	$1,767,702	(73,639)	$(912,641)	$1,369,420
Prior year adjustment (2)	–	–	–	–	–	–	5,645	–	–	5,645

Balances at April 30, 2002 (2)	435,891	4,359	–	–	465,872	44,128	1,773,347	(73,639)	(912,641)	1,375,065
Net income (2)	–	–	–	–	–	–	477,615	–	–	477,615
Unrealized translation gain	–	–	–	–	–	17,415	–	–	–	17,415
Change in net unrealized gain on marketable securities (2)	–	–	–	–	–	(2,188)	–	–	–	(2,188)
Shares issued for:
Stock options	–	–	–	–	27,241	–	–	10,140	135,409	162,650
Restricted shares	–	–	–	–	5	–	–	(128)	(1,306)	(1,301)
ESPP	–	–	–	–	1,095	–	–	187	2,515	3,610
Acquisition of treasury shares	–	–	–	–	–	–	–	(13,248)	(317,570)	(317,570)
Cash dividends paid – $.35 per share	–	–	–	–	–	–	(125,898)	–	–	(125,898)

Balances at April 30, 2003 (2)	435,891	4,359	–	–	494,213	59,355	2,125,064	(76,688)	(1,093,593)	1,589,398
Net income (2)	–	–	–	–	–	–	709,249	–	–	709,249
Unrealized translation gain	–	–	–	–	–	12,355	–	–	–	12,355
Change in net unrealized gain on marketable securities (2)	–	–	–	–	–	(5,499)	–	–	–	(5,499)
Stock-based compensation expense	–	–	–	–	25,718	–	–	–	–	25,718
Shares issued for:
Stock options	–	–	–	–	21,585	–	–	7,856	117,975	139,560
Restricted shares	–	–	–	–	385	–	–	145	2,103	2,488
ESPP	–	–	–	–	984	–	–	255	3,821	4,805
Acquisition of treasury shares	–	–	–	–	–	–	–	(21,266)	(519,862)	(519,862)
Cash dividends paid – $.39 per share	–	–	–	–	–	–	(138,397)	–	–	(138,397)

Balances at April 30, 2004 (2)	435,891	4,359	–	–	542,885	66,211	2,695,916	(89,698)	(1,489,556)	1,819,815
Net income	–	–	–	–	–	–	635,857	–	–	635,857
Unrealized translation gain	–	–	–	–	–	8,946	–	–	–	8,946
Change in net unrealized gain on marketable securities	–	–	–	–	–	(6,439)	–	–	–	(6,439)
Stock-based compensation expense	–	–	–	–	44,139	–	–	–	–	44,139
Shares issued for:
Stock options	–	–	–	–	15,892	–	–	6,959	124,263	140,155
Restricted shares	–	–	–	–	(5,718)	–	–	352	6,098	380
ESPP	–	–	–	–	1,190	–	–	301	5,338	6,528
Acquisition of treasury shares	–	–	–	–	–	–	–	(22,564)	(530,022)	(530,022)
Cash dividends paid – $.43 per share	–	–	–	–	–	–	(142,988)	–	–	(142,988)

Balances at April 30, 2005	435,891	$4,359	–	$–	$598,388	$68,718	$3,188,785	(104,650)	$(1,883,879)	$1,976,371

See accompanying notes to consolidated financial statements.

(1)	As previously reported.
(2)	As restated, see note 2.

H&R BLOCK 2005 Form 10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

	(in 000s, except per share amounts)

		Restated	Restated
Year Ended April 30,	2005	2004	2003

Net income	$635,857	$709,249	$477,615
Add: Stock-based compensation expense included in reported net income, net of taxes	28,819	18,029	1,223
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of taxes	(39,544)	(30,662)	(21,025)

Pro forma net income	$625,132	$696,616	$457,813

Basic earnings per share:
As presented	$1.92	$2.00	$1.33
Pro forma	1.89	1.97	1.27
Diluted earnings per share:
As presented	$1.88	$1.96	$1.30
Pro forma	1.86	1.93	1.25

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
   Pro forma results, as if EITF 00-21 had been applied during fiscal year 2003, are as follows:

	(in 000s, except per share amounts)

Net income	$477,615	$475,969
Earnings per share:
Basic	$1.33	$1.32
Diluted	1.30	1.29

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

H&R BLOCK 2005 Form 10K

2003 and recognizing revenue from the sale as interest income from accretion of residual interests in subsequent periods. Interest income from accretion increased $18.4 million and $1.2 million in fiscal years 2004 and 2003, respectively. This correction also decreased impairments of residual interests $4.6 million and decreased comprehensive income $14.2 million in fiscal year 2004.

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
   Notes 4, 5, 6, 7, 8, 11, 15, 16, 17, 20, 21 and 22 have been restated to reflect the above described adjustments.

H&R BLOCK 2005 Form 10K

   The following is a summary of the impact of the restatement on our consolidated statements of income and comprehensive income for the fiscal years ended April 30, 2004 and 2003:

	(in 000s, except per share amounts)

Year Ended April 30,	2004			2003

	As Previously			As Previously
	Reported(1)	Adjustments	Restated	Reported(1)	Adjustments	Restated

Gains on sales of mortgage assets, net	$913,699	$4,598	$918,297	$864,701	$(37,574)	$827,127
Interest income	211,359	18,436	229,795	193,889	1,179	195,068
Total revenues	4,224,846	23,034	4,247,880	3,767,521	(36,395)	3,731,126
Cost of service revenues	1,787,089	7,412	1,794,501	1,623,601	2,336	1,625,937
Cost of other revenues	375,713	4,652	380,365	295,975	4,774	300,749
Impairment of goodwill	–	–	–	35,777	86,474	122,251
Selling, general and administrative	836,523	12,152	848,675	755,203	5,661	760,864
Total operating expenses	2,999,325	24,216	3,023,541	2,710,556	99,245	2,809,801
Operating income	1,225,521	(1,182)	1,224,339	1,056,965	(135,640)	921,325
Income before taxes	1,164,157	(1,182)	1,162,975	987,077	(131,513)	855,564
Income taxes	459,901	(12,534)	447,367	407,013	(29,064)	377,949
Net income	697,897	11,352	709,249	580,064	(102,449)	477,615
Basic earnings per share	$1.97	$0.03	$2.00	$1.61	$(.28)	$1.33
Diluted earnings per share	1.93	0.03	1.96	1.58	(.28)	1.30
Reclassification adjustment for gains included in income	$(95,150)	$(14,235)	$(109,385)	$(139,566)	$22,493	$(117,073)
Comprehensive income	718,988	(2,883)	716,105	572,798	(79,956)	492,842

(1)	Amounts presented “as previously reported” have been reclassified to conform with current year presentation. See discussion of reclassifications in note 1.

   The following is a summary of the impact of the restatement on our consolidated balance sheet as of April 30, 2004:

	(in 000s)

April 30,	2004

	As Previously
	Reported(1)	Adjustments	Restated

Intangible assets, net	$325,829	$(32,352)	$293,477
Goodwill, net	959,418	34,049	993,467
Property and equipment, net	279,220	(5,917)	273,303
Other assets	308,714	(68,333)	240,381
Total assets	5,295,468	(62,736)	5,232,732
Accrued salaries, wages and payroll taxes	268,747	11,620	280,367
Accrued income taxes	405,668	8,200	413,868
Other noncurrent liabilities	382,168	(12,399)	369,769
Total liabilities	3,398,459	14,458	3,412,917
Accumulated other comprehensive income	57,953	8,258	66,211
Retained earnings	2,781,368	(85,452)	2,695,916
Total stockholders’ equity	1,897,009	(77,194)	1,819,815
Total liabilities and stockholders’ equity	5,295,468	(62,736)	5,232,732

(1)	Amounts presented “as previously reported” have been reclassified to conform with current year presentation. See discussion of reclassifications in note 1.

H&R BLOCK 2005 Form 10K

   The following is a summary of the impact of the restatement on our consolidated statements of cash flows for fiscal years ended April 30, 2004 and 2003:

	(in 000s)

Year Ended April 30,	2004			2003

	As Previously			As Previously
	Reported(1)	Adjustments	Restated	Reported(1)	Adjustments	Restated

Net income	$697,897	$11,352	$709,249	$580,064	$(102,449)	$477,615
Depreciation and amortization	172,038	7,093	179,131	161,821	7,271	169,092
Provision for deferred taxes on income	11,459	(12,445)	(986)	10,574	(40,518)	(29,944)
Accretion of residual interests in securitizations	(168,030)	(18,436)	(186,466)	(145,165)	(1,178)	(146,343)
Impairment of residual interests in securitizations	30,661	(4,598)	26,063	54,111	–	54,111
Realized gain on sale of previously securitized residual interests	(40,689)	–	(40,689)	(130,881)	37,574	(93,307)
Impairment of goodwill	–	–	–	35,777	86,474	122,251
Accounts payable, accrued expenses and deposits	(105,737)	1,174	(104,563)	57,658	2,796	60,454
Accrued salaries, wages and payroll taxes	58,468	12,053	70,521	(42,772)	(139)	(42,911)
Accrued income taxes	93,710	60	93,770	99,715	12,107	111,822
Net cash provided by operating activities	856,210	(3,747)	852,463	691,926	(2,191)	689,735
Purchases of property and equipment, net	(127,573)	3,747	(123,826)	(150,897)	2,191	(148,706)
Net cash provided by (used in) investing activities	(131,133)	3,747	(127,386)	125,338	2,191	127,529

(1)	Amounts presented “as previously reported” have been reclassified to conform with current year presentation. See discussion of reclassifications in note 1.

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

H&R BLOCK 2005 Form 10K

NOTE 4: EARNINGS PER SHARE
Basic earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations of basic and diluted earnings per share before change in accounting principle are as follows:

	(in 000s, except per share amounts)

		Restated	Restated
Year ended April 30,	2005	2004	2003

Net income before change in accounting	$635,857	$715,608	$477,615
Basic weighted average common shares	331,612	354,152	359,276
Dilutive potential shares from stock options and restricted stock	6,012	7,450	8,878
Convertible preferred stock	1	1	1

Dilutive weighted average common shares	337,625	361,603	368,155

Earnings per share:
Basic	$1.92	$2.02	$1.33
Diluted	1.88	1.98	1.30
   Diluted earnings per share excludes the impact of common shares issuable upon the lapse of certain restrictions or the exercise of options to purchase 1.2 million, 4.8 million, and 5.2 million shares of stock for 2005, 2004 and 2003, respectively, because the options’ exercise prices were greater than the average market price of the common shares and therefore, the effect would be antidilutive.

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
   On March 8, 1995, our Board of Directors authorized the issuance of a series of 0.5 million shares of nonvoting Preferred Stock designated as Convertible Preferred Stock, without par value. In April 1995, 0.4 million shares of Convertible Preferred Stock were issued in connection with an acquisition. In addition,

H&R BLOCK 2005 Form 10K

options to purchase 51,828 shares of Convertible Preferred Stock were issued as a part of the acquisition and 37,399 shares of Convertible Preferred Stock were issued in connection with these options. Each share of Convertible Preferred Stock became convertible on April 5, 1998 into sixteen shares of Common Stock of the Company, subject to adjustment upon certain events. The holders of the Convertible Preferred Stock are not entitled to receive dividends paid in cash, property or securities and, in the event of any dissolution, liquidation or wind-up of the Company, will share ratably with the holders of Common Stock then outstanding in the assets of the Company after any distribution or payments are made to the holders of Participating Preferred Stock or the holders of any other class or series of stock of the Company with preference over the Common Stock.
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

H&R BLOCK 2005 Form 10K

   Changes during the years ended April 30, 2005, 2004 and 2003 under the stock-based compensation plans were as follows:

	(shares in 000s)

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	28,964	$17.93	31,544	$16.07	31,820	$13.17
Options granted	7,604	23.86	7,488	22.03	10,728	22.16
Options exercised	(6,959)	18.62	(7,854)	14.56	(10.196)	12.33
Options expired/cancelled	(2,506)	22.21	(2,214)	17.26	(808)	17.27

Options outstanding, end of year	27,103	19.02	28,964	17.93	31,544	16.07

Shares exercisable, end of year	13,268	15.89	13,336	15.39	13,672	12.61
Restricted shares granted	980	23.89	1,028	21.97	90	22.32
Restricted shares vested	352	21.66	144	11.90	126	10.51
Restricted shares outstanding, end of year	1,554	23.20	1,020	21.96	200	14.58
Shares reserved for future option or restricted stock grants, end of year	9,889		9,880		14,563

   A summary of stock options outstanding and exercisable at April 30, 2005 follows:

	(shares in 000s)

	Outstanding			Exercisable

	Number	Weighted-Average	Weighted-	Number	Weighted-
	Outstanding	Remaining	Average	Exercisable	Average
	at April 30	Contractual Life	Exercise Price	at April 30	Exercise Price

$ 8.06 – 10.95	3,480	4 years	$9.08	3,426	$9.08
$ 11.06 – 13.91	2,462	4 years	12.99	2,457	12.99
$ 16.05 – 19.98	5,849	7 years	16.67	3,006	16.73
$ 20.00 – 23.16	7,966	8 years	22.23	4,161	22.02
$ 23.50 – 29.48	7,346	9 years	24.15	218	27.04

	27,103			13,268

   The ESPP provides the option to purchase shares of our Common Stock through payroll deductions to a majority of the employees of our subsidiaries. The purchase price of the stock is 90% of the lower of either the fair market value of our Common Stock on the first trading day within the Option Period or on the last trading day within the Option Period. The Option Periods are six-month periods beginning January 1 and July 1 each year. During fiscal years 2005 and 2004, 300,976 and 254,492 shares, respectively, were purchased under the ESPP out of a total authorized 6.0 million shares.
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

Year ended April 30,	2005	2004	2003

Stock option grants – management:
Risk-free interest rate	3.86%	2.64%	3.82%
Expected life	5 years	5 years	5 years
Expected volatility	32.07%	31.13%	29.30%
Dividend yield	1.84%	1.63%	1.59%
Weighted average fair value	$5.87	$5.01	$5.12
Stock option grants – seasonal:
Risk-free interest rate	2.60%	1.21%	2.82%
Expected life	2 years	2 years	2 years
Expected volatility	27.65%	31.97%	28.71%
Dividend yield	1.85%	1.66%	1.39%
Weighted average fair value	$3.29	$3.03	$2.96
ESPP options:
Risk-free interest rate	2.17%	.97%	1.45%
Expected life	6 months	6 months	6 months
Expected volatility	21.18%	38.14%	44.38%
Dividend yield	1.82%	1.55%	1.60%
Weighted average fair value	$3.84	$4.98	$4.51

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
   Under the 1998 plan, a Right becomes exercisable when a person or group of persons acquires beneficial ownership of 15% or more of the outstanding shares of our Common Stock without the prior written approval of our Board of Directors (an “Unapproved Stock Acquisition”), and at the close of business on the tenth business day following the commencement of, or the public announcement of an intent to commence, a tender offer that would result in an Unapproved Stock Acquisition. We may, prior to any Unapproved Stock Acquisition, amend the plan to lower such 15% threshold to not less than the greater of (1) any percentage greater than the largest percentage of beneficial ownership by any person or group of persons then known by the Company, and (2) 10% (in which case the acquisition of such lower percentage of beneficial ownership then constitutes an Unapproved Stock Acquisition and the Rights become exercisable). When exercisable, the registered holder of each Right may purchase from the Company one four-hundredth of a share of a class of our Participating Preferred Stock, without par value, at a price of $53.75, subject to adjustment. The registered holder of each Right then also has the right (the “Subscription Right”) to purchase for the exercise price of the Right, in lieu of shares of Participating Preferred Stock, a number of shares of our Common Stock having a market value equal to twice the exercise price of the Right. Following an Unapproved Stock Acquisition, if we are involved in a merger, or 50% or more of our assets or earning power are sold, the registered holder of each Right has the right (the “Merger Right”) to purchase for the exercise price of the Right a number of shares of the common stock of the surviving or purchasing company having a market value equal to twice the exercise price of the Right.
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
   We may redeem the Rights at a price of $.0003125 per Right at any time prior to the earlier of (1) an Unapproved Stock

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
   As of April 30, 2005, we had pledged securities totaling $44.6 million, which satisfied margin deposit requirements of $36.7 million.
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
   We are self-insured for certain risks, including certain employee health and benefit, workers’ compensation, property and general liability claims, and claims related to our POM program. We issued three standby letters of credit to servicers paying claims related to our POM, errors and omissions and worker’s compensation insurance policies. These letters of credit are for amounts not to exceed $10.7 million, $3.0 million and $0.9 million, respectively. At April 30, 2005 there were no balances outstanding on these letters of credit.
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

NOTE 19: SUBSEQUENT EVENT
On June 8, 2005, our Board of Directors declared a two-for-one stock split of the Company’s Common Stock in the form of a 100% stock distribution, effective August 22, 2005, to shareholders of record as of the close of business on August 1, 2005. All share and per share amounts have been adjusted to reflect the retroactive effect of the stock split for all periods presented.
   Additionally, we have corrected certain amounts set forth in the 2004 and 2003 condensed consolidating financial information in note 22 which were inadvertently not updated in our original Form 10-K filing.

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
   CORPORATE ... This segment consists primarily of corporate support departments that provide services to our operating segments. These support departments consist of marketing, information technology, facilities, human resources, executive, legal, finance, government relations and corporate communications. These support department costs are largely allocated to our operating segments. Our captive insurance and franchise financing subsidiaries are also included within this segment, as was our small business initiatives subsidiary in fiscal years 2004 and 2003. The pretax loss from our Corporate segment for fiscal year 2005 includes a non-operating gain of $17.3 million, or $0.03 per diluted share, resulting from legal recoveries.
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

	(in 000s)

		2004			2003
Year Ended April 30,	2005	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated

REVENUES ...
Tax Services	$2,358,293	$2,191,177	$–	$2,191,177	$1,946,763	$–	$1,946,763
Mortgage Services	1,246,018	1,300,675	23,034	1,323,709	1,186,475	(36,395)	1,150,080
Business Services	573,316	499,210	–	499,210	434,140	–	434,140
Investment Services	239,244	229,470	–	229,470	200,794	–	200,794
Corporate	3,148	4,314	–	4,314	(651)	–	(651)

	$4,420,019	$4,224,846	$23,034	$4,247,880	$3,767,521	$(36,395)	$3,731,126

INCOME (LOSS) BEFORE TAXES ...
Tax Services	$663,518	$638,689	$(196)	$638,493	$557,542	$(839)	$556,703
Mortgage Services	496,093	678,261	10,262	688,523	693,950	(37,626)	656,324
Business Services	29,871	19,321	(9)	19,312	(14,118)	(1,915)	(16,033)
Investment Services	(75,370)	(64,446)	(11,168)	(75,614)	(128,292)	(91,129)	(219,421)
Corporate	(96,397)	(107,668)	(71)	(107,739)	(122,005)	(4)	(122,009)

	$1,017,715	$1,164,157	$(1,182)	$1,162,975	$987,077	$(131,513)	$855,564

	(in 000s)

		Restated	Restated
Year Ended April 30,	2005	2004	2003

DEPRECIATION AND AMORTIZATION ...
Tax Services	$79,079	$76,279	$61,487
Mortgage Services	31,043	24,428	21,703
Business Services	23,591	23,104	23,135
Investment Services	48,662	54,378	61,254
Corporate	1,492	942	1,513

	$183,867	$179,131	$169,092

Goodwill impairments:
Business Services	–	–	13,459
Investment Services	–	–	108,792

	–	–	122,251

	$183,867	$179,131	$291,343

CAPITAL EXPENDITURES ...
Tax Services	$74,297	$50,204	$65,469
Mortgage Services	56,613	28,176	38,204
Business Services	22,582	18,003	15,248
Investment Services	9,503	10,531	13,371
Corporate	46,463	16,912	16,414

	$209,458	$123,826	$148,706

IDENTIFIABLE ASSETS ...
Tax Services	$716,981	$666,548	$354,617
Mortgage Services	1,336,920	1,108,022	1,241,772
Business Services	701,763	637,542	677,334
Investment Services	1,481,127	1,624,383	1,423,716
Corporate	1,302,492	1,196,237	969,063

	$5,539,283	$5,232,732	$4,666,502

H&R BLOCK 2005 Form 10K

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

(in 000s, except per share amounts)

			As Reported	As Restated
Fiscal Year 2005 Quarter Ended	Fiscal Year 2005	April 30, 2005	January 31, 2005	January 31, 2005

Revenues	$4,420,019	$2,355,279	$1,032,007	$1,036,236

Income before taxes	1,017,715	1,003,055	151,683	153,278
Income taxes	381,858	376,349	59,991	57,513

Net income	$635,857	$626,706	$91,692	$95,765

Basic earnings per share	$1.92	$1.89	$.28	$.29
Diluted earnings per share	$1.88	$1.86	$.27	$.29

	As Reported	As Restated	As Reported	As Restated
Fiscal Year 2005 Quarter Ended	October 31, 2004	October 31, 2004	July 31, 2004	July 31, 2004

Revenues	$539,255	$541,953	$482,711	$486,551

Income before taxes	(85,924)	(79,818)	(72,564)	(58,800)
Income taxes	(33,725)	(29,946)	(28,481)	(22,058)

Net income	$(52,199)	$(49,872)	$(44,083)	$(36,742)

Basic earnings per share	$(.16)	$(.15)	$(.13)	$(.11)
Diluted earnings per share	$(.16)	$(.15)	$(.13)	$(.11)

	As Reported	As Restated	As Reported	As Restated	As Reported
Fiscal Year 2004 Quarter Ended	Fiscal Year 2004	Fiscal Year 2004	April 30, 2004	April 30, 2004	January 31, 2004

Revenues	$4,224,846	$4,247,880	$2,197,760	$2,200,935	$962,830

Income before taxes	1,164,157	1,162,975	952,074	949,469	176,120
Income taxes	459,901	447,367	376,439	365,237	69,394

Net income before change in accounting principle	704,256	715,608	575,635	584,232	106,726
Cumulative effect of change in accounting principle	(6,359)	(6,359)	–	–	–

Net income	$697,897	$709,249	$575,635	$584,232	$106,726

Basic earnings per share:
Before change in accounting principle	$1.99	$2.02	$1.65	$1.68	$.30
Net income	1.97	2.00	1.65	1.68	.30
Diluted earnings per share:
Before change in accounting principle	$1.95	$1.98	$1.62	$1.64	$.29
Net income	1.93	1.96	1.62	1.64	.29

H&R BLOCK 2005 Form 10K

Fiscal Year 2004 Quarter	As Restated	As Reported	As Restated	As Reported	As Restated
Ended	January 31, 2004	October 31, 2003	October 31, 2003	July 31, 2003	July 31, 2003

Revenues	$974,520	$568,872	$573,267	$495,384	$499,158

Income before taxes	181,406	17,134	15,390	18,829	16,710
Income taxes	69,782	6,758	5,920	7,310	6,428

Net income before change in accounting principle	111,624	10,376	9,470	11,519	10,282
Cumulative effect of change in accounting principle	–	–	–	(6,359)	(6,359)

Net income	$111,624	$10,376	$9,470	$5,160	$3,923

Basic earnings per share:
Before change in accounting principle	$.32	$.03	$.03	$.03	$.03
Net income	.32	.03	.03	.01	.01
Diluted earnings per share:
Before change in accounting principle	$.31	$.03	$.03	$.03	$.03
Net income	.31	.03	.03	.01	.01

We restated our previously issued consolidated financial statements, including each of the quarters in the nine months ended January 31, 2005 and the fiscal years ended April 30, 2004 and 2003. See note 2 for a detailed description of each restatement issue. The following is a summary of the impact of the restatement on our quarterly consolidated income statements for fiscal years 2005 and 2004:

	(in 000s)

Fiscal Year 2005 Quarter Ended	January 31, 2005		October 31, 2004		July 31, 2004
Impact on	Revenues	Pretax Income	Revenues	Pretax Income	Revenues	Pretax Income

Purchase accounting	$–	$(1,831)	$–	$(1,831)	$–	$(1,831)
Sales of previously securitized residual interests	4,229	4,229	2,698	2,698	3,840	3,840
Lease accounting	–	(1,207)	–	(414)	–	(175)
Incentive compensation accrual	–	–	–	–	–	12,070
Improper capitalization	–	404	–	5,653	–	(140)

	$4,229	$1,595	$2,698	$6,106	$3,840	$13,764
Income tax (benefit)		(2,478)		3,779		6,423

Net income		$4,073		$2,327		$7,341

Fiscal Year 2004 Quarter Ended	April 30, 2004		January 31, 2004
Impact on	Revenues	Pretax Income	Revenues	Pretax Income

Purchase accounting	$–	$(1,831)	$–	$(1,831)
Sales of previously securitized residual interests	3,175	3,175	11,690	11,690
Lease accounting	–	(608)	–	(510)
Incentive compensation accrual	–	(3,018)	–	(3,018)
Improper capitalization	–	(323)	–	(1,045)

	$3,175	$(2,605)	$11,690	$5,286
Income tax (benefit)		(11,202)		388

Net income		$8,597		$4,898

H&R BLOCK 2005 Form 10K

Fiscal Year 2004 Quarter Ended	October 31, 2003		July 31, 2003
Impact on	Revenues	Pretax Income	Revenues	Pretax Income

Purchase accounting	$–	$(1,831)	$–	$(1,831)
Sales of previously securitized residual interests	4,395	4,395	3,774	3,774
Lease accounting	–	(216)	–	29
Incentive compensation accrual	–	(3,018)	–	(3,018)
Improper capitalization	–	(1,074)	–	(1,073)

	$4,395	$(1,744)	$3,774	$(2,119)
Income tax (benefit)		(838)		(882)

Net income		$(906)		$(1,237)

The accumulation of four quarters in fiscal years 2005 and 2004 for earnings per share may not equal the related per share amounts for the years ended April 30, 2005 and 2004 due to the repurchase of treasury shares, the timing of the exercise of stock options, and the antidilutive effect of stock options in the first two quarters.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fiscal Year

Fiscal year 2005 ...
Dividends per share	$.11	$.11	$.11	$.10	$.43
Stock price range:
High	$27.93	$25.25	$25.75	$25.00	$27.93
Low	23.43	22.99	22.57	22.08	22.08
Fiscal year 2004 ...
Dividends per share	$.10	$.10	$.10	$.09	$.39
Stock price range:
High	$30.50	$30.09	$24.18	$23.00	$30.50
Low	22.25	23.57	20.28	18.15	18.15

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

H&R BLOCK 2005 Form 10K

CONDENSED CONSOLIDATING INCOME STATEMENTS

	(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2005	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Revenues	$–	$1,871,703	$2,565,496	$(17,180)	$4,420,019

Expenses:
Cost of service revenues	–	404,205	1,595,199	(184)	1,999,220
Cost of other revenues	–	385,908	30,513	–	416,421
Selling, general and administrative	–	479,136	487,419	(14,430)	952,125

	–	1,269,249	2,113,131	(14,614)	3,367,766

Operating income	–	602,454	452,365	(2,566)	1,052,253
Interest expense	–	59,247	3,293	(173)	62,367
Other income, net	1,017,715	17,277	10,552	(1,017,715)	27,829

Income before taxes	1,017,715	560,484	459,624	(1,020,108)	1,017,715
Income taxes	381,858	206,572	175,969	(382,541)	381,858

Net income	$635,857	$353,912	$283,655	$(637,567)	$635,857

Year Ended April 30, 2004	H&R Block, Inc.	BFC	Other		Consolidated
(as restated)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Revenues	$–	$1,844,772	$2,419,446	$(16,338)	$4,247,880

Expenses:
Cost of service revenues	–	372,217	1,422,567	(283)	1,794,501
Cost of other revenues	–	355,197	25,168	–	380,365
Selling, general and administrative	–	371,243	493,114	(15,682)	848,675

	–	1,098,657	1,940,849	(15,965)	3,023,541

Operating income	–	746,115	478,597	(373)	1,224,339
Interest expense	–	66,931	4,287	–	71,218
Other income, net	1,162,975	–	9,854	(1,162,975)	9,854

Income before taxes	1,162,975	679,184	484,164	(1,163,348)	1,162,975
Income taxes	447,367	263,456	184,055	(447,511)	447,367

Income before change in accounting	715,608	415,728	300,109	(715,837)	715,608
Cumulative effect of change in accounting	(6,359)	–	(6,359)	6,359	(6,359)

Net income	$709,249	$415,728	$293,750	$(709,478)	$709,249

H&R BLOCK 2005 Form 10K

	(in 000s)

Year Ended April 30, 2003	H&R Block, Inc.	BFC	Other		Consolidated
(as restated)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Revenues	$–	$1,551,572	$2,192,510	$(12,956)	$3,731,126

Expenses:
Cost of service revenues	–	304,947	1,320,729	261	1,625,937
Cost of other revenues	–	273,210	27,539	–	300,749
Selling, general and administrative	–	423,376	472,936	(13,197)	883,115

	–	1,001,533	1,821,204	(12,936)	2,809,801

Operating income	–	550,039	371,306	(20)	921,325
Interest expense	–	68,173	8,550	–	76,723
Other income, net	855,564	4,127	6,835	(855,564)	10,962

Income before taxes	855,564	485,993	369,591	(855,584)	855,564
Income taxes	377,949	232,577	145,381	(377,958)	377,949

Net income	$477,615	$253,416	$224,210	$(477,626)	$477,615

CONDENSED CONSOLIDATING BALANCE SHEETS

	(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2005	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Cash & cash equivalents	$–	$162,983	$937,230	$–	$1,100,213
Cash & cash equivalents — restricted	–	488,761	28,148	–	516,909
Receivables from customers, brokers and dealers, net	–	590,226	–	–	590,226
Receivables, net	101	199,990	218,697	–	418,788
Intangible assets and goodwill, net	–	421,036	842,003	–	1,263,039
Investments in subsidiaries	4,878,783	210	449	(4,878,783)	659
Other assets	–	1,407,082	243,007	(640)	1,649,449

Total assets	$4,878,884	$3,270,288	$2,269,534	$(4,879,423)	$5,539,283

Accounts payable to customers, brokers and dealers	$–	$950,684	$–	$–	$950,684
Long-term debt	–	896,591	26,482	–	923,073
Other liabilities	2	532,562	1,156,583	8	1,689,155
Net intercompany advances	2,902,511	(653,908)	(2,250,521)	1,918	–
Stockholders’ equity	1,976,371	1,544,359	3,336,990	(4,881,349)	1,976,371

Total liabilities and stockholders’ equity	$4,878,884	$3,270,288	$2,269,534	$(4,879,423)	$5,539,283

H&R BLOCK 2005 Form 10K

April 30, 2004 (as	H&R Block, Inc.	BFC	Other		Consolidated
restated)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Cash & cash equivalents	$–	$133,188	$939,557	$–	$1,072,745
Cash & cash equivalents — restricted	–	532,201	13,227	–	545,428
Receivables from customers, brokers and dealers, net	–	625,076	–	–	625,076
Receivables, net	180	150,188	178,851	–	329,219
Intangible assets and goodwill, net	–	457,661	829,283	–	1,286,944
Investments in subsidiaries	4,214,499	205	297	(4,214,499)	502
Other assets	(145)	1,125,578	247,758	(373)	1,372,818

Total assets	$4,214,534	$3,024,097	$2,208,973	$(4,214,872)	$5,232,732

Accounts payable to customers, brokers and dealers	$–	$1,065,793	$–	$–	$1,065,793
Long-term debt	–	498,225	47,586	–	545,811
Other liabilities	15,879	580,331	1,204,542	561	1,801,313
Net intercompany advances	2,378,840	(317,187)	(2,061,092)	(561)	–
Stockholders’ equity	1,819,815	1,196,935	3,017,937	(4,214,872)	1,819,815

Total liabilities and stockholders’ equity	$4,214,534	$3,024,097	$2,208,973	$(4,214,872)	$5,232,732

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	(in 000s)

Year Ended April 30,	H&R Block, Inc.	BFC	Other		Consolidated
2005	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Net cash provided by operating activities:	$39,134	$134,608	$340,051	$–	$513,793

Cash flows from investing activities:
Cash received on residual interests	–	136,045	–	–	136,045
Purchases of property & equipment, net	–	(66,255)	(143,203)	–	(209,458)
Payments made for business acquisitions	–	–	(37,621)	–	(37,621)
Net intercompany advances	497,774	–	–	(497,774)	–
Other, net	–	33,710	18,914	–	52,624

Net cash provided by (used in) investing activities	497,774	103,500	(161,910)	(497,774)	(58,410)

Cash flows from financing activities:
Repayments of commercial paper	–	(5,191,623)	–	–	(5,191,623)
Proceeds from issuance of commercial paper	–	5,191,623	–	–	5,191,623
Repayments of long- term debt	–	(250,000)	–	–	(250,000)
Proceeds from issuance of long-term debt	–	395,221	–	–	395,221
Payments on acquisition debt	–	–	(25,664)	–	(25,664)
Dividends paid	(142,988)	–	–	–	(142,988)
Acquisition of treasury shares	(530,022)	–	–	–	(530,022)
Proceeds from issuance of common stock	136,102	–	–	–	136,102
Net intercompany advances	–	(336,721)	(161,053)	497,774	–
Other, net	–	(16,813)	6,249	–	(10,564)

Net cash provided by (used in) financing activities	(536,908)	(208,313)	(180,468)	497,774	(427,915)

Net increase (decrease) in cash and cash equivalents	–	29,795	(2,327)	–	27,468
Cash and cash equivalents at beginning of the year	–	133,188	939,557	–	1,072,745

Cash and cash equivalents at end of the year	$–	$162,983	$937,230	$–	$1,100,213

H&R BLOCK 2005 Form 10K

	(in 000s)

Year Ended April 30,	H&R Block, Inc.	BFC	Other		Consolidated
2004 (as restated)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Net cash provided by operating activities:	$64,782	$163,464	$624,217	$–	$852,463

Cash flows from investing activities:
Cash received on residual interests	–	193,606	–	–	193,606
Sales of residual interests in securitizations	–	53,391	–	–	53,391
Purchases of property & equipment, net	–	(35,482)	(88,344)	–	(123,826)
Payments made for business acquisitions	–	–	(280,865)	–	(280,865)
Net intercompany advances	473,521	–	–	(473,521)	–
Other, net	–	12,655	17,653	–	30,308

Net cash provided by (used in) investing activities	473,521	224,170	(351,556)	(473,521)	(127,386)

Cash flows from financing activities:
Repayments of commercial paper	–	(4,618,853)	–	–	(4,618,853)
Proceeds from issuance of commercial paper	–	4,618,853	–	–	4,618,853
Payments on acquisition debt	–	–	(59,003)	–	(59,003)
Dividends paid	(138,397)	–	–	–	(138,397)
Acquisition of treasury shares	(519,862)	–	–	–	(519,862)
Proceeds from issuance of common stock	119,956	–	–	–	119,956
Net intercompany advances	–	(453,477)	(20,044)	473,521	–
Other, net	–	18,850	12,831	–	31,681

Net cash provided by (used in) financing activities	(538,303)	(434,627)	(66,216)	473,521	(565,625)

Net increase (decrease) in cash and cash equivalents	–	(46,993)	206,445	–	159,452
Cash and cash equivalents at beginning of the year	–	180,181	733,112	–	913,293

Cash and cash equivalents at end of the year	$–	$133,188	$939,557	$–	$1,072,745

Year Ended April 30,	H&R Block, Inc.	BFC	Other		Consolidated
2003 (as restated)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Net cash provided by operating activities	$36,560	$141,165	$512,010	$–	$689,735

Cash flows from investing activities:
Cash received on residual interests	–	140,795	–	–	140,795
Sales of residual interests in securitizations	–	142,486	–	–	142,486
Purchases of property & equipment, net	–	(35,808)	(112,898)	–	(148,706)
Payments made for business acquisitions	–	–	(26,408)	–	(26,408)
Net intercompany advances	280,583	–	–	(280,583)	—
Other, net	–	(1,480)	20,842	–	19,362

Net cash provided by (used in) investing activities	280,583	245,993	(118,464)	(280,583)	127,529

Cash flows from financing activities:
Repayments of commercial paper	–	(9,925,516)	–	–	(9,925,516)
Proceeds from issuance of commercial paper	–	9,925,516	–	–	9,925,516
Payments on acquisition debt	–	–	(57,469)	–	(57,469)
Dividends paid	(125,898)	–	–	–	(125,898)
Acquisition of treasury shares	(317,570)	–	–	–	(317,570)
Proceeds from issuance of common stock	126,325	–	–	–	126,325
Net intercompany advances	–	(402,197)	121,614	280,583	–
Other, net	–	(2,739)	167	–	(2,572)

Net cash provided by (used in) financing activities	(317,143)	(404,936)	64,312	280,583	(377,184)

Net increase (decrease) in cash and cash equivalents	–	(17,778)	457,858	–	440,080
Cash and cash equivalents at beginning of the year	–	197,959	275,254	–	473,213

Cash and cash equivalents at end of the year	$–	$180,181	$733,112	$–	$913,293

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
   The Company’s external auditors, KPMG LLP, an independent registered public accounting firm, have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 43.

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

H&R BLOCK, INC.
/s/ Mark A. Ernst
Mark A. Ernst
Chairman of the Board, President and Chief Executive Officer
August 4, 2005

/s/ William L. Trubeck
William L. Trubeck
Chief Financial Officer
August 4, 2005

H&R BLOCK 2005 Form 10K

EXHIBIT INDEX
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

3.1		Restated Articles of Incorporation of H&R Block, Inc., as amended, filed as Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, are incorporated herein by reference.
3.2		Certificate of Amendment of Articles of Incorporation effective September 30, 2004, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.
3.3		Amended and Restated Bylaws of H&R Block, Inc., as amended and restated as of June 9, 2004, filed as Exhibit 3.3 to the Company’s annual report on Form 10-K for the year ended April 30, 2004, file number 1-6089, is incorporated herein by reference.
4.1		Indenture dated as of October 20, 1997, among H&R Block, Inc., Block Financial Corporation and Bankers Trust Company, as Trustee, filed as Exhibit 4(a) to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 1997, file number 1-6089, is incorporated herein by reference.
4.2		First Supplemental Indenture, dated as of April 18, 2000, among H&R Block, Inc., Block Financial Corporation, Bankers Trust Company and the Bank of New York, filed as Exhibit 4(a) to the Company’s current report on Form 8-K dated April 13, 2000, file number 1-6089, is incorporated herein by reference.
4.3		Officer’s Certificate, dated October 26, 2004, in respect of 5.125% Notes due 2014 of Block Financial Corporation, filed as Exhibit 4.1 to the Company’s current report on Form 8-K dated October 21, 2004, file number 1-6089, is incorporated herein by reference.
4.4		Form of 8 1/2% Senior Note due 2007 of Block Financial Corporation, filed as Exhibit 4(b) to the Company’s current report on Form 8-K dated April 13, 2000, file number 1-6089, is incorporated herein by reference.
4.5		Form of 5.125% Note due 2014 of Block Financial Corporation, filed as Exhibit 4.2 to the Company’s current report on Form 8-K dated October 21, 2004, file number 1-6089, is incorporated herein by reference.
4.6		Copy of Rights Agreement dated March 25, 1998, between H&R Block, Inc. and ChaseMellon Shareholder Services, L.L.C., filed on July 22, 1998 as Exhibit 1 to the Company’s Registration Statement on Form 8-A, file number 1-6089, is incorporated herein by reference.
4.7		Form of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(e) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated by reference.
4.8		Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(j) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1998, file number 1-6089, is incorporated by reference.
4.9		Form of Certificate of Designation, Preferences and Rights of Delayed Convertible Preferred Stock of H&R Block, Inc., filed as Exhibit 4(f) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated by reference.
10	.1*	The Company’s 2003 Long-Term Executive Compensation Plan, as amended and restated as of September 10, 2003, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2003, file number 1-6089, is incorporated by reference.
10	.2*	Form of 2003 Long-Term Executive Compensation Plan Award Agreement, filed as Exhibit 10.2 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10	.3*	The H&R Block Deferred Compensation Plan for Directors, as Amended and Restated effective July 1, 2002, filed as Exhibit 10.2 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.
10	.4*	The H&R Block Deferred Compensation Plan for Executives, as Amended and Restated July 1, 2002, filed as Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.
10	.5*	Amendment No. 1 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, effective as of March 12, 2003, filed as Exhibit 10.5 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10	.6*	The H&R Block Short-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-6089, is incorporated herein by reference.
10	.7*	Summary of Non-Employee Director Cash Compensation, filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated March 16, 2005, file number 1-6089, is incorporated herein by reference.
10	.8*	The Company’s 1989 Stock Option Plan for Outside Directors, as amended and restated as of September 8, 2004, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.
10	.9*	Form of 1989 Stock Option Plan for Outside Directors Stock Option Agreement, filed as Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10	.10*	The H&R Block Stock Plan for Non-Employee Directors, as amended August 1, 2001, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.
10	.11*	The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended August 1, 2001, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.

H&R BLOCK 2005 Form 10K

10	.12*	The H&R Block, Inc. Executive Survivor Plan (as Amended and Restated) filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-6089, is incorporated herein by reference.
10	.13*	First Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), filed as Exhibit 10.9 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.
10	.14*	Second Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), effective as of March 12, 2003, filed as Exhibit 10.12 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10	.15*	Employment Agreement dated July 16, 1998, between the Company and Mark A. Ernst, filed as Exhibit 10(a) to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 1998, file number 1-6089, is incorporated herein by reference.
10	.16*	Amendment to Employment Agreement dated June 30, 2000, between HRB Management, Inc. and Mark A. Ernst, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2000, file number 1-6089, is incorporated herein by reference.
10	.17*	Employment Agreement dated September 7, 1999, between HRB Management, Inc. and Jeffery W. Yabuki, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2000, file number 1-6089, is incorporated herein by reference.
10	.18*	Employment Agreement dated as of October 4, 2004 between HRB Management, Inc. and William L. Trubeck, filed as Exhibit 10.2 to the Company’s current report on Form 8-K/A Amendment No. 1 dated September 9, 2004, file number 1-6089, is incorporated herein by reference.
10	.19*	Employment Agreement dated as of February 2, 2004, between HRB Management, Inc. and Nicholas J. Spaeth, filed as Exhibit 10.16 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2004, file number 1-6089, is incorporated herein by reference.
10	.20*	Employment Agreement dated September 2, 2003, between HRB Management, Inc. and Brad C. Iversen, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2004, file number 1-6089, is incorporated herein by reference.
10	.21*	Employment Agreement between Option One Mortgage Corporation and Robert E. Dubrish, executed on February 9, 2002, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2002, file number 1-6089, is incorporated herein by reference.
10	.22*	Employment Agreement dated December 2, 2002 between HRB Management, Inc. and Tammy S. Serati, filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended January 31, 2003, file number 1-6089, is incorporated herein by reference.
10	.23*	Employment Agreement dated as of April 1, 2003 between HRB Business Services, Inc. and Steven Tait, filed as Exhibit 10.23 to the annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10	.24*	Employment Agreement dated as of September 15, 2004 between HRB Management, Inc. and Marc West, filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.
10	.25*	Employment Agreement dated as of June 28, 2004 between H&R Block Services, Inc. and Timothy C. Gokey, filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended July 31, 2004, file number 1-6089, is incorporated herein by reference.
10	.26*	Termination Agreement dated January 7, 2005 between H&R Block, Inc., H&R Block Financial Advisors, Inc. and Brian L. Nygaard, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.27		Second Amended and Restated Refund Anticipation Loan Operations Agreement dated as of June 9, 2003, between H&R Block Services, Inc., Household Tax Masters, Inc. and Beneficial Franchise Company, filed as Exhibit 10.27 to the annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10.28		Fourth Amended and Restated Refund Anticipation Loan Participation Agreement dated as of December 31, 2004, between Block Financial Corporation, HSBC Taxpayer Financial Services, Inc. and Household Tax Masters Acquisition Corporation, filed as Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.29		2004 Amendment to Second Amended and Restated Refund Anticipation Loan Operations Agreement dated as of August 20, 2004, by and among H&R Block Services, Inc., Household Tax Masters, Inc., and Beneficial Franchise Company, filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.**
10.30		364-Day Credit and Guarantee Agreement dated as of August 11, 2004 among Block Financial Corporation, H&R Block, Inc., Bank of America, N.A., Barclays Bank PLC, HSBC Bank USA, National Association, The Royal Bank of Scotland PLC, JPMorgan Chase Bank, J.P. Morgan Securities, Inc. and other lending parties thereto, filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended July 31, 2004, file number 1-6089, is incorporated herein by reference.
10.31		Five-Year Credit and Guarantee Agreement dated as of August 11, 2004 among Block Financial Corporation, H&R Block, Inc., Bank of America, N.A., Barclays Bank PLC, HSBC Bank USA, National Association, The Royal Bank of Scotland PLC, JPMorgan Chase Bank, J.P. Morgan Securities, Inc. and other lending parties thereto, filed as Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended July 31, 2004, file number 1-6089, is incorporated herein by reference.
10.32		License Agreement dated as of June 30, 2004 by and between Sears, Roebuck and Co. and H&R Block Services, Inc., filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended July 31, 2004, file number 1-6089, is incorporated herein by reference.
10.33		Leasing Operations Supplier Agreement (Products and/or Services) dated as of September 11, 2003 between Wal*Mart Stores, Inc. and H&R Block Services, Inc., filed as Exhibit 10.33 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

H&R BLOCK 2005 Form 10K

10.34	Standard Form of Agreement Between Owner and Designer/ Builder dated as of May 5, 2003 by and between H&R Block Tax Services, Inc. and J.E. Dunn Construction Company, filed as Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated by reference.
10.35	Second Amended and Restated Loan Purchase and Contribution Agreement dated as of November 14, 2003 between Option One Loan Warehouse Corporation and Option One Mortgage Corporation, filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.36	Amended and Restated Sales and Servicing Agreement dated November 12, 2004 among Option One Owner Trust 2003-5, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.37	Note Purchase Agreement dated November 14, 2003 between Option One Owner Trust 2003-5, Option One Loan Warehouse Corporation and Citigroup Global Markets Realty Corp., filed as Exhibit 10.5 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.38	Amendment Number One to the Note Purchase Agreement, dated November 14, 2004, among Option One Owner Trust 2003-5, Option One Loan Warehouse Corporation and Citigroup Global Markets Realty Corp., filed as Exhibit 10.6 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.39	Indenture dated as of November 1, 2003 between Option One Owner Trust 2003-5 and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.7 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.40	Second Amended and Restated Sale and Servicing Agreement dated as of March 8, 2005 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.40 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.41	Amended and Restated Note Purchase Agreement dated as of November 24, 2003, among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation and Bank of America, N.A., filed as Exhibit 10.11 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.42	Amendment Number One to the Amended and Restated Note Purchase Agreement, dated as of December 17, 2004, among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation and Bank of America, N.A., filed as Exhibit 10.12 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.43	Amendment Number Two to the Amended and Restated Note Purchase Agreement, dated as of February 15, 2005, among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation and Bank of America, N.A., filed as Exhibit 10.12 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.44	Amended and Restated Indenture dated as of November 25, 2003 between Option One Owner Trust 2001-2 and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.12 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.45	Letter Agreement dated as of April 1, 2000 among Option One Mortgage Corporation and Bank of America N.A., filed as Exhibit 10.12 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated by reference.
10.46	Amended and Restated Note Purchase Agreement dated as of March 18, 2005 among Option One Owner Trust 2002-3, UBS Warburg Real Estate Securities Inc. and Option One Mortgage Corporation, filed as Exhibit 10.46 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.47	Amended and Restated Sale and Servicing Agreement dated as of March 18, 2005, among Option One Owner Trust 2002-3, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.47 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.48	Second Amended and Restated Sale and Servicing Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1A, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.48 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.49	Indenture dated as of April 1, 2001 between Option One Owner Trust 2001-1A and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.49 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.50	Amendment Number Four, dated April 16, 2004, to Indenture between Option One Owner Trust 2001-1A and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003, filed as Exhibit 10.50 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.51	Amendment Number Five, dated April 30, 2004, to Indenture between Option One Owner Trust 2001-1A and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003, filed as Exhibit 10.51 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

H&R BLOCK 2005 Form 10K

10.52	Amendment Number Six, dated April 29, 2005, to Indenture between Option One Owner Trust 2001-1A and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003, filed as Exhibit 10.52 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.53	Amended and Restated Note Purchase Agreement dated as of April 16, 2004, among Option One Owner Trust 2001-1A, Option One Loan Warehouse Corporation and Greenwich Capital Financial Products, Inc. , filed as Exhibit 10.53 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.54	Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1A, Greenwich Capital Financial Products and Option One Loan Warehouse Corporation, filed as Exhibit 10.54 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.55	Second Amended and Restated Sale and Servicing Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1B, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.55 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.56	Indenture dated as of April 1, 2001 between Option One Owner Trust 2001-1B and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.56 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.57	Amendment Number Five, dated April 16, 2004, to Indenture between Option One Owner Trust 2001-1B and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003, filed as Exhibit 10.57 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.58	Amendment Number Six, dated April 30, 2004, to Indenture between Option One Owner Trust 2001-1B and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003, filed as Exhibit 10.58 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.59	Amendment Number Six, dated April 29, 2005, to Indenture between Option One Owner Trust 2001-1B and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003, filed as Exhibit 10.59 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.60	Amended and Restated Note Purchase Agreement dated as of April 16, 2004, among Option One Owner Trust 2001-1B, Option One Loan Warehouse Corporation and Greenwich Capital Financial Products, Inc., filed as Exhibit 10.60 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.61	Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-B, Steamboat Funding Corporation and Option One Loan Warehouse Corporation, filed as Exhibit 10.61 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.62	Sale and Servicing Agreement dated as of August 8, 2003 among Option One Owner Trust 2003-4, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, National Association, filed as Exhibit 10.62 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.63	Amendment No. 1 to Sale and Servicing Agreement dated as of August 6, 2004 among Option One Owner Trust 2003-4, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, National Association, filed as Exhibit 10.63 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.64	Amendment No. 2 to Sale and Servicing Agreement dated as of August 24, 2004 among Option One Owner Trust 2003-4, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, National Association, filed as Exhibit 10.64 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.65	Indenture dated as of August 8, 2003 between Option One Owner Trust 2003-4 and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.65 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.66	Note Purchase Agreement dated as of August 8, 2003 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA, filed as Exhibit 10.66 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.67	Amendment No. 1 to Note Purchase Agreement dated as of August 6, 2004 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA, filed as Exhibit 10.67 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.68	Amendment No. 2 to Note Purchase Agreement dated as of August 24, 2004 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA, filed as Exhibit 10.68 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

H&R BLOCK 2005 Form 10K

10.69	Amendment No. 3 to Note Purchase Agreement dated as of October 29, 2004 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA, filed as Exhibit 10.69 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.70	Amendment No. 4 to Note Purchase Agreement dated as of November 30, 2004 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA, filed as Exhibit 10.70 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.71	Amendment No. 5 to Note Purchase Agreement dated January 31, 2005, among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA, filed as Exhibit 10.71 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
12	Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2005, filed as Exhibit 12 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
21	Subsidiaries of the Company, filed as Exhibit 21 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements.

**	Confidential Information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

