Form 10-Q
period 2005-07-31
H&R BLOCK INC
filed 2005-09-08
CIK 12659

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on August 31, 2005 was 324,650,475 shares.

H&R BLOCK
Form 10-Q for the Period Ended July 31, 2005

Page
PART I Financial Information

Item 1. Condensed Consolidated Balance Sheets July 31, 2005 and April 30, 2005	1

Condensed Consolidated Statements of Income and Comprehensive Income Three Months Ended July 31, 2005 and 2004 (Restated)	2

Condensed Consolidated Statements of Cash Flows Three Months Ended July 31, 2005 and 2004 (Restated)	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

PART II Other Information

Item 1. Legal Proceedings	32

Item 2. Unregistered Sales of Equity Securities	35

Item 6. Exhibits	35

SIGNATURES	36
Sale and Servicing Agreement
Note Purchase Agreement
Indenture
Amendment No. 1 to 2nd Amended & Restated Sale & Servicing Agreement
Amendment No. 5 to Amended & Restated Note Purchase Agreement
Amendment No. 1 to 2nd Amended & Restated Sale & Servicing Agreement
Amendment No. 1 to 2nd Amended & Restated Sale & Servicing Agreement
Description of Executive Officer Cash Compensation
Certification by CEO Pursuant to Section 302
Certification by CFO Pursuant to Section 302
Certification by CEO Furnished Pursuant to 18 U.S.C. 1350
Certification by CFO Furnished Pursuant to 18 U.S.C. 1350

H&R BLOCK

CONDENSED CONSOLIDATED BALANCE SHEETS	(in 000s, except share amounts)

	July 31, 2005	April 30, 2005

	(Unaudited)
ASSETS

Cash and cash equivalents	$632,801	$1,100,213
Cash and cash equivalents — restricted	416,981	516,909
Marketable securities — trading	77,085	11,790
Receivables from customers, brokers, dealers and clearing organizations, net	585,214	590,226
Receivables, less allowance for doubtful accounts of $46,752 and $38,879	404,501	418,788
Prepaid expenses and other current assets	473,831	432,708

Total current assets	2,590,413	3,070,634

Residual interests in securitizations — available-for-sale	193,207	205,936
Beneficial interest in Trusts — trading	185,539	215,367
Mortgage servicing rights	188,708	166,614
Property and equipment, at cost less accumulated depreciation and amortization of $677,989 and $658,425	328,684	330,150
Intangible assets, net	232,242	247,092
Goodwill, net	1,018,632	1,015,947
Other assets	279,756	287,543

Total assets	$5,017,181	$5,539,283

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Current portion of long-term debt	$25,854	$25,545
Accounts payable to customers, brokers and dealers	871,715	950,684
Accounts payable, accrued expenses and other current liabilities	497,215	564,749
Accrued salaries, wages and payroll taxes	161,661	318,644
Accrued income taxes	346,568	349,298

Total current liabilities	1,903,013	2,208,920

Long-term debt	923,145	923,073
Other noncurrent liabilites	368,028	430,919

Total liabilities	3,194,186	3,562,912

Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, 435,890,796 shares issued at July 31, 2005 and April 30, 2005	4,359	4,359
Additional paid-in capital	601,348	598,388
Accumulated other comprehensive income	63,731	68,718
Retained earnings	3,123,924	3,188,785
Less cost of 106,780,588 and 104,649,850 shares of common stock in treasury	(1,970,367)	(1,883,879)

Total stockholders’ equity	1,822,995	1,976,371

Total liabilities and stockholders’ equity	$5,017,181	$5,539,283

See Notes to Condensed Consolidated Financial Statements

H&R BLOCK

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	(Unaudited, amounts in 000s, except per share amounts)

		Restated
Three months ended July 31,	2005	2004

Revenues:
Service revenues	$315,128	$248,588
Other revenues:
Gains on sales of mortgage assets, net	236,431	183,360
Interest income	49,253	39,720
Product and other revenues	14,181	14,883

	614,993	486,551

Operating expenses:
Cost of services	343,218	290,975
Cost of other revenues	123,357	78,395
Selling, general and administrative	189,252	160,196

	655,827	529,566

Operating loss	(40,834)	(43,015)
Interest expense	12,435	17,793
Other income, net	7,400	2,008

Loss before taxes	(45,869)	(58,800)
Income tax benefit	(17,545)	(22,058)

Net loss	$(28,324)	$(36,742)

Basic and diluted loss per share	$(.09)	$(.11)

Dividends per share	$.11	$.10

Comprehensive income (loss):
Net loss	$(28,324)	$(36,742)
Change in unrealized gain on available - for - sale securities, net	(5,811)	21,470
Change in foreign currency translation adjustments	824	(330)

Comprehensive income (loss)	$(33,311)	$(15,602)

See Notes to Condensed Consolidated Financial Statements

H&R BLOCK

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(Unaudited, amounts in 000s)

		Restated
Three months ended July 31,	2005	2004

Cash flows from operating activities:
Net loss	$(28,324)	$(36,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,085	38,908
Accretion of residual interests in securitizations	(30,777)	(28,677)
Impairments of residual interests in securitizations	12,415	2,609
Additions to trading securities — residual interests in securitizations	(101,002)	—
Proceeds from net interest margin transactions, net	40,371	—
Additions to mortgage servicing rights	(49,306)	(28,493)
Amortization and impairment of mortgage servicing rights	27,212	18,334
Net change in beneficial interest in Trusts	29,828	(1,433)
Other, net of acquisitions	(255,017)	(479,838)

Net cash used in operating activities	(310,515)	(515,332)

Cash flows from investing activities:
Cash received from residual interests in securitizations	24,031	38,826
Purchases of property and equipment, net	(30,330)	(22,714)
Payments made for business acquisitions, net of cash acquired	(3,452)	(806)
Other, net	7,935	8,300

Net cash provided by (used in) investing activities	(1,816)	23,606

Cash flows from financing activities:
Repayments of commercial paper	—	(314,836)
Proceeds from issuance of commercial paper	—	419,700
Dividends paid	(36,537)	(33,636)
Acquisition of treasury shares	(131,642)	(347,395)
Proceeds from issuance of common stock	32,318	12,375
Other, net	(19,220)	(127)

Net cash used in financing activities	(155,081)	(263,919)

Net decrease in cash and cash equivalents	(467,412)	(755,645)
Cash and cash equivalents at beginning of the period	1,100,213	1,072,745

Cash and cash equivalents at end of the period	$632,801	$317,100

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	(Unaudited)
1.	Basis of Presentation

The condensed consolidated balance sheet as of July 31, 2005, the condensed consolidated statements of income and comprehensive income for the three months ended July 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the three months ended July 31, 2005 and 2004 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2005 and for all periods presented have been made.
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
          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2005 Annual Report to Shareholders on Form 10-K/A.
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
2.	Restatement of Previously Issued Financial Statements

On June 7, 2005, management and the Audit Committee of the Board of Directors determined that restatement of our previously issued consolidated financial statements, including financial statements for the three months ended July 31, 2004 was appropriate as a result of the errors noted below. All amounts listed are pretax, unless otherwise noted.
•	An error in calculating the gain on sale of residual interests in fiscal year 2003. This error was corrected by deferring a portion of the gain on sale of residual interests as of the transaction date in fiscal year 2003 and recognizing revenue from the sale as interest income from accretion of residual interests in subsequent periods. Interest income from accretion increased $3.0 million for the three months ended July 31, 2004. This correction also decreased impairments of residual interests $0.8 million and increased comprehensive income $2.4 million for the three months ended July 31, 2004.

•	An error in the calculation of an incentive compensation accrual at our Mortgage Services segment as of April 30, 2004. This error resulted in an overstatement of compensation expense for the three months ended July 31, 2004 of $12.1 million.

•	An error in accounting for leased properties related to rent holidays and mandatory rent escalation in our Tax Services, Mortgage Services and Investment Services segments. Rent expense was understated for the three months ended July 31, 2004 by $0.2 million.

•	An error from the capitalization of certain branch office costs at our Investment Services segment, which should have been expensed as incurred. This error resulted in an understatement of occupancy expenses and an overstatement of depreciation expense and capital expenditures of a net understatement of operating expenses of $0.1 million for the three months ended July 31, 2004.

▪	Errors related to accounting for acquisitions at our Business Services and Investment Services segments, the largest of which was the acquisition of OLDE in fiscal year 2000. Amortization of customer relationships was understated by $1.8 million and the provision for income taxes was overstated by $3.7 million for the three months ended July 31, 2004.
          Notes 4, 5, 7, 11, and 13 have been restated to reflect the above described adjustments.
          The following is a summary of the impact of the restatement on our condensed consolidated statement of income and comprehensive income for the three months ended July 31, 2004:

	(in 000s, except per share amounts)
	As Previously
Three months ended July 31, 2004	Reported (1)	Adjustments	Restated

Gain on sale of mortgage assets, net	$182,534	$826	$183,360
Interest income	36,706	3,014	39,720
Total revenues	482,711	3,840	486,551
Total operating expenses	539,490	(9,924)	529,566
Operating loss	(56,779)	13,764	(43,015)
Loss before taxes	(72,564)	13,764	(58,800)
Income tax benefit	(28,481)	6,423	(22,058)
Net loss	(44,083)	7,341	(36,742)

Basic and diluted loss per share	$(.13)	$0.02	$(.11)

Change in unrealized gain on marketable securities, net	$23,843	$(2,373)	$21,470
Comprehensive income	(20,570)	4,968	(15,602)

(1)	Amounts presented “as previously reported” have been reclassified to conform to current year presentation. See discussion of reclassifications in note 1.
          The following is a summary of the impact of the restatement on our condensed consolidated statement of cash flows for the three months ended July 31, 2004:

			(in 000s)
	As Previously
Three months ended July 31, 2004	Reported (1)	Adjustments	Restated

Net loss	$(44,083)	$7,341	$(36,742)
Depreciation and amortization	37,137	1,771	38,908
Accretion of residual interests in securitizations	(25,663)	(3,014)	(28,677)
Impairment of residual interests in securitizations	3,435	(826)	2,609
Other, net of acquisitions	(474,367)	(5,471)	(479,838)
Net cash provided by operating activities	(515,133)	(199)	(515,332)

Purchases of property and equipment, net	(22,913)	199	(22,714)
Net cash provided by (used in) investing activities	23,407	199	23,606

(1)	Amounts presented “as previously reported” have been reclassified to conform to current year presentation. See discussion of reclassifications in note 1.
          The restatement had no impact on our cash flows from financing activities as previously reported.
3.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings (loss) per share except in those periods with a loss. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 33.7 million shares and 37.0 million shares of stock for the three months ended July 31, 2005 and 2004, respectively, as the effect would be antidilutive due to the net loss recorded during the periods.
          The weighted average shares outstanding for the three months ended July 31, 2005 decreased to 330.7 million from 337.3 million last year, primarily due to our purchases of treasury shares. The effect of these purchases was partially offset by the issuance of treasury shares related to our stock-based compensation plans.

          During the three months ended July 31, 2005 and 2004, we issued 2.5 million shares and 1.2 million shares, respectively, of common stock pursuant to the exercise of stock options, employee stock purchases and awards of restricted shares, in accordance with our stock-based compensation plans.
          During the three months ended July 31, 2005, we acquired 4.6 million shares of our common stock, of which 4.4 million shares were purchased from third parties with the remaining shares swapped or surrendered to us, at an aggregate cost of $131.6 million. During the three months ended July 31, 2004, we acquired 14.9 million shares of our common stock, of which 14.8 million shares were purchased from third parties with the remaining shares swapped or surrendered to us, at an aggregate cost of $347.4 million.
4.	Mortgage Banking Activities

Activity related to available-for-sale residual interests in securitizations consists of the following:

		(in 000s)

		Restated
Three months ended July 31,	2005	2004

Balance, beginning of period	$205,936	$210,973
Additions from net interest margin (NIM) transactions	2,109	—
Cash received	(24,031)	(38,826)
Accretion	30,777	28,677
Impairments of fair value	(11,875)	(2,609)
Other	(330)	—
Changes in unrealized holding gains, net	(9,379)	35,067

Balance, end of period	$193,207	$233,282

          We sold $10.8 billion and $6.7 billion of mortgage loans in whole loan sales to warehouse trusts (Trusts) or other buyers during the three months ended July 31, 2005 and 2004, respectively, with gains totaling $222.8 million and $185.3 million, respectively, recorded on these sales.
          Trading residual interests valued at $101.0 million were recorded in connection with the securitizations of mortgage loans during the three months ended July 31, 2005, with net cash proceeds of $40.4 million received in connection with NIM transactions. Total net additions to residual interests from net interest margin (NIM) transactions for the three months ended July 31, 2005 were $2.1 million. We did not complete any securitizations or NIM transactions during the three months ended July 31, 2004.
          At July 31, 2005, we had $58.0 million in residual interests classified as trading securities. These residual interests are the result of the initial securitization of mortgage loans and are expected to be securitized in a NIM transaction during our second quarter. Trading residuals are included in marketable securities — trading on the condensed consolidated balance sheet with mark-to-market adjustments and impairments included in gains on sales of mortgage assets on the condensed consolidated income statement. Such adjustments resulted in a gain of $3.5 million for the three months ended July 31, 2005. There were no such trading securities recorded as of April 30, 2005.
          Cash flows of $24.0 million and $38.8 million were received from the securitization trusts for the three months ended July 31, 2005 and 2004, respectively. Cash received on residual interests is included in investing activities in the condensed consolidated statements of cash flows.
          Aggregate net unrealized gains on residual interests, which had not yet been accreted into income, totaled $105.9 million at July 31, 2005 and $115.4 million at April 30, 2005. These unrealized gains are recorded net of deferred taxes in other comprehensive income, and may be recognized in income in future periods either through accretion or upon further securitization or sale of the related residual interest.
          Activity related to mortgage servicing rights (MSRs) consists of the following:

		(in 000s)

Three months ended July 31,	2005	2004

Balance, beginning of period	$166,614	$113,821
Additions	49,306	28,493
Amortization	(26,892)	(18,334)
Impairment	(320)	—

Balance, end of period	$188,708	$123,980

          Estimated amortization of MSRs for fiscal years 2006 through 2010 is $80.2 million, $67.6 million, $29.1 million, $9.4 million and $2.2 million, respectively.
          The key weighted average assumptions we used to estimate the cash flows and values of the residual interests initially recorded during the three months ended July 31, 2005 are as follows:

Three months ended	July 31, 2005

Estimated credit losses	2.70%
Discount rate	21.57%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at closing
          The key weighted average assumptions we used to estimate the cash flows and values of the residual interests and MSRs at July 31, 2005 and April 30, 2005 are as follows:

	July 31, 2005	April 30, 2005

Estimated credit losses — residual interests	2.98%	3.03%
Discount rate — residual interests	19.31%	21.01%
Discount rate — MSRs	15.00%	12.80%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at valuation date
          We originate both adjustable and fixed rate mortgage loans. A key assumption used to estimate the cash flows and values of the residual interests is average annualized prepayment speeds. Prepayment speeds include voluntary prepayments, involuntary prepayments and scheduled principal payments. Prepayment rate assumptions are as follows:

	Prior to	Months Outstanding Without
	Penalty	Prepayment Penalty
	Expiration	Zero - 3	Remaining Life

Adjustable rate mortgage loans:
With prepayment penalties	30%	70%	43%
Without prepayment penalties	36%	53%	41%
Fixed rate mortgage loans:
With prepayment penalties	29%	47%	40%
          For fixed rate mortgages without prepayment penalties, we use an average prepayment rate of 35% over the life of the loans. Prepayment rate is projected based on actual paydown including voluntary, involuntary and scheduled principal payments.
          Expected static pool credit losses are as follows:

	Mortgage Loans Securitized in Fiscal Year
	Prior to 2002	2002	2003	2004	2005	2006

As of:
July 31, 2005	4.53%	2.53%	2.03%	2.20%	2.86%	2.70%
April 30, 2005	4.52%	2.53%	2.08%	2.30%	2.83%	—
April 30, 2004	4.46%	3.58%	4.35%	3.92%	—	—
          Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.

          At July 31, 2005, the sensitivities of the current fair value of the residual interests and MSRs to 10% and 20% adverse changes in the above key assumptions are as follows:

				(dollars in 000s)

Residential Mortgage Loans
	NIM	Beneficial Interest	Trading	Servicing
	Residuals	in Trusts	Residual	Asset

Carrying amount/fair value	$193,207	$185,539	$57,982	$188,708
Weighted average remaining life (in years)	1.3	2.3	2.0	1.2

Prepayments (including defaults):
Adverse 10% — $ impact on fair value	$458	$(9,933)	$(2,407)	$(26,926)
Adverse 20% — $ impact on fair value	13,807	(15,078)	2,540	(44,709)

Credit losses:
Adverse 10% — $ impact on fair value	$(36,108)	$(7,360)	$(1,743)	Not applicable
Adverse 20% — $ impact on fair value	(64,062)	(14,540)	(3,435)	Not applicable

Discount rate:
Adverse 10% — $ impact on fair value	$(4,490)	$(4,629)	$(1,473)	$(2,634)
Adverse 20% — $ impact on fair value	(8,734)	(9,059)	(2,870)	(5,205)

Variable interest rates (LIBOR forward curve):
Adverse 10% — $ impact on fair value	$(11,240)	$(40,538)	$(2,211)	Not applicable
Adverse 20% — $ impact on fair value	(23,873)	(81,169)	(4,962)	Not applicable
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
          Mortgage loans that have been securitized at July 31, 2005 and April 30, 2005, past due sixty days or more and the related credit losses incurred are presented below:

						(in 000s)

	Total Principal		Principal Amount of
	Amount of Loans		Loans 60 Days or		Credit Losses
	Outstanding		More Past Due		(net of recoveries)
	July 31,	April 30,	July 31,	April 30,	Three months ended
	2005	2005	2005	2005	July 31, 2005	April 30, 2005

Securitized mortgage loans	$11,140,672	$10,300,805	$1,058,989	$1,128,376	$23,545	$21,641
Mortgage loans in warehouse Trusts	6,759,723	6,742,387	—	—	—	—

Total loans	$17,900,395	$17,043,192	$1,058,989	$1,128,376	$23,545	$21,641

5.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended July 31, 2005 consist of the following:

				(in 000s)

	April 30, 2005	Additions	Other	July 31, 2005

Tax Services	$360,781	$3,291	$38	$364,110
Mortgage Services	152,467	—	—	152,467
Business Services	328,745	81	(725)	328,101
Investment Services	173,954	—	—	173,954

Total goodwill	$1,015,947	$3,372	$(687)	$1,018,632

          We test goodwill for impairment annually at the beginning of our fourth quarter, or more frequently if events occur indicating it is more likely than not the fair value of a reporting unit’s net assets has been reduced below its carrying value. No such impairment or events indicating impairment were identified within any of our segments during the three months ended July 31, 2005. Our evaluation of impairment is dependent upon various assumptions, including assumptions regarding projected operating results and cash flows of reporting units. Actual results could differ materially from our projections and those differences could alter our conclusions regarding the fair value of a reporting unit and its goodwill.
     Intangible assets consist of the following:

						(in 000s)

	July 31, 2005			April 30, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$23,717	$(8,027)	$15,690	$23,717	$(7,207)	$16,510
Noncompete agreements	17,677	(13,074)	4,603	17,677	(11,608)	6,069
Business Services:
Customer relationships	130,707	(71,179)	59,528	130,585	(68,433)	62,152
Noncompete agreements	27,633	(11,876)	15,757	27,796	(11,274)	16,522
Trade name — amortizing	1,450	(1,013)	437	1,450	(995)	455
Trade name — non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769
Investment Services:
Customer relationships	293,000	(207,542)	85,458	293,000	(198,385)	94,615

Total intangible assets	$549,821	$(317,579)	$232,242	$549,862	$(302,770)	$247,092

     Amortization of intangible assets for the three months ended July 31, 2005 and 2004 was $15.2 million and $15.1 million, respectively. Estimated amortization of intangible assets for fiscal years 2006 through 2010 is $60.6 million, $51.5 million, $34.4 million, $11.7 million and $9.8 million, respectively.
6.	Derivative Instruments

A summary of our derivative instruments as of July 31, 2005 and April 30, 2005, and gains or losses incurred during the three months ended July 31, 2005 and 2004 follows. We enter into derivative instruments to reduce risks relating to mortgage loans we originate and sell, and therefore all gains or losses are included in gains on sales of mortgage assets, net in the condensed consolidated income statements.

				(in 000s)
			Gain (Loss) in the Three
	Asset (Liability) Balance at		Months Ended July 31,
	July 31, 2005	April 30, 2005	2005	2004

Interest rate swaps	$19,661	$(1,325)	$25,543	$—
Interest rate caps	—	12,458	640	—
Rate-lock equivalents	(292)	801	(1,093)	1,484
Prime short sales	790	(805)	996	(808)

	$20,159	$11,129	$26,086	$676

     We generally use interest rate swaps and forward loan sale commitments to reduce interest rate risk associated with non-prime loans. We generally enter into interest rate swap arrangements related to existing loan applications with rate-lock commitments and for rate-lock commitments we expect to make in the next 30 days. Interest rate swaps represent an agreement to exchange interest rate payments, effectively converting our fixed financing costs into a floating rate. These contracts increase in value as rates rise and decrease in value as rates fall.
     We generally enter into interest rate caps or swaps to mitigate interest rate risk associated with mortgage loans that will be securitized and residual interests that are classified as trading securities because they will be sold in a subsequent NIM transaction. These instruments enhance the marketability of the securitization and NIM transactions. An interest rate cap represents a right to receive cash if interest rates rise above a contractual strike rate, its value therefore increases as interest rates rise. The interest rate used in our interest rate caps is based on LIBOR.
     We enter into forward loan commitments to sell our non-prime mortgage loans to manage interest rate risk. Forward loan sale commitments for non-prime loans are not considered derivative instruments and therefore cannot be recorded in our financial statements. The notional value and the contract value of the forward commitments at July 31, 2005 were $3.9 billion. Most of our forward commitments give us the option to under- or over-deliver by five to ten percent.
     We, in the normal course of business, enter into commitments with our customers to fund both non-prime and prime mortgage loans for specified periods of time at “locked-in” interest rates. These derivative instruments represent commitments to fund loans (“rate-lock equivalents”). The fair value of non-prime loan commitments is calculated using a binomial option model, however we do not initially record an asset for non-prime commitments to fund loans. The fair value of prime loan commitments is calculated based on the current market pricing of short sales of FNMA, FHLMC and GNMA mortgage-backed securities and the coupon rates of the eligible loans.
     We sell short FNMA, FHLMC and GNMA mortgage-backed securities to reduce our risk related to our commitments to fund fixed-rate prime loans. The position on certain or all of the fixed-rate mortgage loans is closed approximately 10-15 days prior to standard Public Securities Association (PSA) settlement dates.
     None of our derivative instruments qualify for hedge accounting treatment as of July 31, 2005 or April 30, 2005.
7.	Stock-Based Compensation

Effective May 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), under the prospective transition method as described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Had compensation cost for all stock-based compensation plan grants been determined in accordance with the fair value accounting method prescribed under SFAS 123, our net loss and loss per share would have been as follows:

	(in 000s, except per share amounts)
		Restated
Three months ended July 31,	2005	2004

Net loss as reported	$(28,324)	$(36,742)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	5,765	3,100
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(8,309)	(5,781)

Pro forma net loss	$(30,868)	$(39,423)

Basic and diluted loss per share:
As reported	$(.09)	$(.11)
Pro forma	(.09)	(.12)
8.	Supplemental Cash Flow Information

During the three months ended July 31, 2005, we paid $35.3 million and $13.8 million for income taxes and interest, respectively. During the three months ended July 31, 2004, we paid $183.4 million and $12.5 million for income taxes and interest, respectively.
     The following transactions were treated as non-cash investing activities in the condensed consolidated statement of cash flows:

		(in 000s)
Three months ended July 31,	2005	2004

Residual interest mark-to-market	$12,942	$53,473
Additions to residual interests	2,109	—
9.	Commitments and Contingencies

We maintain two unsecured committed lines of credit (CLOCs) for working capital, to support our commercial paper program and for general corporate purposes. The two CLOCs are from a consortium of thirty-one banks. The first $1.0 billion CLOC is subject to annual renewal in August 2005, has a one-year term-out provision with a maturity date in August 2006. The second $1.0 billion CLOC has a maturity date of August 2009.

These lines are subject to various affirmative and negative covenants, including a minimum net worth covenant. These CLOCs were undrawn at July 31, 2005. Subsequent to July 31, 2005, the first CLOC expired and was replaced with a new $1.0 billion CLOC, which expires in August 2010. Also subsequent to July 31, 2005, the second CLOC was extended, and now expires in August 2010.
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

		(in 000s)
Three months ended July 31,	2005	2004

Balance, beginning of period	$130,762	$123,048
Amounts deferred for new guarantees issued	408	369
Revenue recognized on previous deferrals	(23,900)	(22,613)

Balance, end of period	$107,270	$100,804

     We have commitments to fund mortgage loans to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments to fund loans amounted to $4.7 billion and $3.9 billion at July 31, 2005 and April 30, 2005, respectively. External market forces impact the probability of commitments being exercised, and therefore, total commitments outstanding do not necessarily represent future cash requirements.
     We have entered into whole loan sale agreements with investors in the normal course of business, which include standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require us to repurchase loans previously sold. A liability has been established related to the potential loss on repurchase of loans previously sold of $41.8 million and $41.2 million at July 31, 2005 and April 30, 2005, respectively, based on historical experience. Repurchased loans are normally sold in subsequent sale transactions.
     Option One Mortgage Corporation provides a guarantee up to a maximum amount equal to approximately 10% of the aggregate principal balance of mortgage loans held by the Trusts before ultimate disposition of the loans. This guarantee would be called upon in the event adequate proceeds were not available from the sale of the mortgage loans to satisfy the payment obligations of the Trusts. No losses have been sustained on this commitment since its inception. The total principal amount of Trust obligations outstanding as of July 31, 2005 and April 30, 2005 was $6.7 billion. The fair value of mortgage loans held by the Trusts as of July 31, 2005 and April 30, 2005 was $6.9 billion and $6.8 billion, respectively.
     We have various contingent purchase price obligations in connection with prior acquisitions. In many cases, contingent payments to be made in connection with these acquisitions are not subject to a stated limit. We estimate the potential payments (undiscounted) total approximately $5.9 million and $5.1 million as of July 31, 2005 and April 30, 2005, respectively. Our estimate is based on current financial conditions. Should actual results differ materially from our assumptions, the potential payments will differ from the above estimate. Such payments, if and when paid, would be recorded as additional cost of the acquired business, generally goodwill.
     We have contractual commitments to fund certain franchises requesting draws on Franchise Equity Lines of Credit (FELCs). Our commitment to fund FELCs as of July 31, 2005 and April 30, 2005 totaled $71.6 million and $68.9 million, respectively. We have a receivable of $40.7 million and $39.0 million, which represents the amounts drawn on the FELCs, as of July 31, 2005 and April 30, 2005, respectively.
     We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees, including obligations to protect counter parties from losses arising from the following: (a) tax, legal and other risks related to the purchase or disposition of businesses; (b) penalties and interest assessed by Federal and state taxing authorities in connection with tax returns prepared for clients; (c) indemnification of our directors and officers; and (d) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance that such claims will not be successfully asserted, we believe the fair value of these guarantees and indemnifications is not material as of July 31, 2005.
10.	Litigation Commitments and Contingencies

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
     In addition to the aforementioned types of cases, we are parties to claims and lawsuits that we consider to be ordinary, routine disputes incidental to our business (Other Claims and Lawsuits), including claims and lawsuits concerning the preparation of customers’ income tax returns, the fees charged customers for various services, investment products, relationships with franchisees, contract disputes and civil actions, arbitrations, regulatory inquiries and class actions arising out of our business as a broker-dealer and as a servicer of mortgage loans. We believe we have meritorious defenses to each of the Other Claims and Lawsuits and are defending them vigorously. Although we cannot provide assurance we will ultimately prevail in each instance, we believe that amounts, if any, required to be paid in the discharge of liabilities or settlements pertaining to Other Claims and Lawsuits will not have a material adverse effect on our consolidated financial statements. Regardless of outcome, claims and litigation can adversely affect us due to defense costs, diversion of management, attention and time, and publicity related to such matters.
     It is our policy to accrue for amounts related to legal matters if it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Many of the various legal proceedings are covered in whole or in part by insurance. Any receivable for insurance recoveries is recorded separately from the corresponding litigation reserve, and only if recovery is determined to be probable. Receivables for insurance recoveries at July 31, 2005 were immaterial.

11.	Segment Information

Information concerning our operations by reportable operating segment is as follows:

		(in 000s)
		Restated
Three months ended July 31,	2005	2004

Revenues:
Tax Services	$57,191	$50,447
Mortgage Services	360,438	271,973
Business Services	126,846	109,102
Investment Services	67,983	53,581
Corporate	2,535	1,448

	$614,993	$486,551

Pretax income (loss):
Tax Services	$(144,506)	$(112,646)
Mortgage Services	134,468	109,025
Business Services	(6,765)	(10,045)
Investment Services	(7,552)	(20,343)
Corporate	(21,514)	(24,791)

Loss before taxes	$(45,869)	$(58,800)

12.	New Accounting Pronouncements

Exposure Drafts — Amendments of SFAS 140

In August 2005, the Financial Accounting Standards Board (FASB) issued three exposure drafts which amend Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The final standards are scheduled to be issued in the first quarter of calendar year 2006.
     The first exposure draft seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets that are held by a transferor. Our current off-balance sheet warehouse facilities (the Trusts) in our Mortgage Services segment would be required to be consolidated in our financial statements based on the provisions of the exposure draft. We will continue to monitor the status of the exposure draft and consider what changes, if any, could be made to the structure of the Trusts to continue to derecognize mortgage loans transferred to the Trusts. At July 31, 2005, the Trusts held loans totaling $6.7 billion, which we would be required to consolidate into our financial statements under the provisions of this exposure draft.
     The second exposure draft would require mortgage servicing rights to be initially valued at fair value. This provision would not have a material impact to our financial statements. In addition, this exposure draft would permit us to choose to continue to amortize mortgage servicing rights in proportion to and over the period of estimated net servicing income, as currently required under SFAS 140, or report mortgage servicing rights at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. We have not yet determined how we would elect to account for mortgage servicing rights under this provision or the potential impact to the financial statements.
     The third exposure draft, among other things, would establish a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are free-standing derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Alternatively, this exposure draft would permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Our residual interests in securitizations typically have interests in derivative instruments embedded within the securitization trusts. We have not yet determined if these embedded derivatives meet the criteria for bifurcation as outlined in the exposure draft.
American Jobs Creation Act
In October 2004, the American Jobs Creation Act (the Act) was signed into law. The Act introduces a one-time deduction for dividends received from the repatriation of certain foreign earnings, provided certain criteria are met. We have begun our evaluation of the effects of the Act, but do not expect to be able to complete this evaluation until additional clarifying language on key elements of the Act is issued. As of July 31, 2005, we have not provided deferred taxes on foreign earnings because we intended to indefinitely reinvest such earnings outside the United States. Whether we will ultimately take advantage of this provision depends on our review of the Act and any additional guidance provided and we are therefore currently uncertain as to the impact, if any, this matter will have on our consolidated financial statements, and are unable to estimate the amount of earnings we may repatriate.
13.	Condensed Consolidating Financial Statements

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

Condensed Consolidating Income Statements					(in 000s)
Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2005	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$460,640	$157,665	$(3,312)	$614,993

Cost of service revenues	—	109,353	233,776	89	343,218
Cost of other revenues	—	120,900	2,457	—	123,357
Selling, general and administrative	—	91,188	101,465	(3,401)	189,252

Total expenses	—	321,441	337,698	(3,312)	655,827

Operating income (loss)	—	139,199	(180,033)	—	(40,834)
Interest expense	—	11,810	625	—	12,435
Other income, net	(45,869)	—	7,400	45,869	7,400

Income (loss) before taxes	(45,869)	127,389	(173,258)	45,869	(45,869)
Income taxes (benefit)	(17,545)	48,386	(65,931)	17,545	(17,545)

Net income (loss)	$(28,324)	$79,003	$(107,327)	$28,324	$(28,324)

Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2004 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$328,603	$161,215	$(3,267)	$486,551

Cost of services	—	93,265	197,664	46	290,975
Cost of other revenues	—	76,981	1,414	—	78,395
Selling, general and administrative	—	72,188	91,321	(3,313)	160,196

Total expenses	—	242,434	290,399	(3,267)	529,566

Operating income (loss)	—	86,169	(129,184)	—	(43,015)
Interest expense	—	16,802	991	—	17,793
Other income, net	(58,800)	—	2,008	58,800	2,008

Income (loss) before taxes	(58,800)	69,367	(128,167)	58,800	(58,800)
Income taxes (benefit)	(22,058)	25,569	(47,627)	22,058	(22,058)

Net income (loss)	$(36,742)	$43,798	$(80,540)	$36,742	$(36,742)

Condensed Consolidating Balance Sheets					(in 000s)
	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2005	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$148,287	$484,514	$—	$632,801
Cash & cash equivalents — restricted	—	403,171	13,810	—	416,981
Receivables from customers, brokers and dealers, net	—	585,214	—	—	585,214
Receivables, net	176	248,677	155,648	—	404,501
Intangible assets and goodwill, net	—	414,838	836,036	—	1,250,874
Investments in subsidiaries	4,840,942	215	506	(4,840,942)	721
Other assets	—	1,458,040	268,135	(86)	1,726,089

Total assets	$4,841,118	$3,258,442	$1,758,649	$(4,841,028)	$5,017,181

Accts. payable to customers, brokers and dealers	$—	$871,715	$—	$—	$871,715
Long-term debt	—	896,799	26,346	—	923,145
Other liabilities	2	525,312	874,012	—	1,399,326
Net intercompany advances	3,018,121	(652,914)	(2,365,121)	(86)	—
Stockholders’ equity	1,822,995	1,617,530	3,223,412	(4,840,942)	1,822,995

Total liabilities and stockholders’ equity	$4,841,118	$3,258,442	$1,758,649	$(4,841,028)	$5,017,181

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2005	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$162,983	$937,230	$—	$1,100,213
Cash & cash equivalents — restricted	—	488,761	28,148	—	516,909
Receivables from customers, brokers and dealers, net	—	590,226	—	—	590,226
Receivables, net	101	199,990	218,697	—	418,788
Intangible assets and goodwill, net	—	421,036	842,003	—	1,263,039
Investments in subsidiaries	4,878,783	210	449	(4,878,783)	659
Other assets	—	1,407,082	243,007	(640)	1,649,449

Total assets	$4,878,884	$3,270,288	$2,269,534	$(4,879,423)	$5,539,283

Accts. payable to customers, brokers and dealers	$—	$950,684	$—	$—	$950,684
Long-term debt	—	896,591	26,482	—	923,073
Other liabilities	2	532,562	1,156,583	8	1,689,155
Net intercompany advances	2,902,511	(653,908)	(2,250,521)	1,918	—
Stockholders’ equity	1,976,371	1,544,359	3,336,990	(4,881,349)	1,976,371

Total liabilities and stockholders’ equity	$4,878,884	$3,270,288	$2,269,534	$(4,879,423)	$5,539,283

Condensed Consolidating Statements of Cash Flows					(in 000s)
Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2005	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$15,721	$(38,381)	$(287,855)	$—	$(310,515)

Cash flows from investing:
Cash received on residuals	—	24,031	—	—	24,031
Purchase property & equipment	—	(9,255)	(21,075)	—	(30,330)
Payments for business acquisitions	—	(2,994)	(458)	—	(3,452)
Net intercompany advances	120,140	—	—	(120,140)	—
Other, net	—	330	7,605	—	7,935
			[a]aa[a][a][a] [a]aa[a][a][a][a][a][a]
Net cash provided by (used in) investing activities	120,140	12,112	(13,928)	(120,140)	(1,816)

Cash flows from financing:
Dividends paid	(36,537)	—	—	—	(36,537)
Acquisition of treasury shares	(131,642)	—	—	—	(131,642)
Proceeds from common stock	32,318	—	—	—	32,318
Net intercompany advances	—	994	(121,134)	120,140	—
Other, net	—	10,579	(29,799)	—	(19,220)

Net cash provided by (used in) financing activities	(135,861)	11,573	(150,933)	120,140	(155,081)

Net decrease in cash	—	(14,696)	(452,716)	—	(467,412)
Cash — beginning of period	—	162,983	937,230	—	1,100,213

Cash — end of period	$—	$148,287	$484,514	$—	$632,801

Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2004 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash used in operating activities:	$(8,544)	$(56,220)	$(450,568)	$—	$(515,332)

Cash flows from investing:
Cash received on residuals	—	38,826	—	—	38,826
Purchase property & equipment	—	(6,630)	(16,084)	—	(22,714)
Net intercompany advances	377,200	—	—	(377,200)	—
Other, net	—	1,273	6,221	—	7,494

Net cash provided by (used in) investing activities	377,200	33,469	(9,863)	(377,200)	23,606

Cash flows from financing:
Repayments of commercial paper	—	(314,836)	—	—	(314,836)
Proceeds from commercial paper	—	419,700	—	—	419,700
Dividends paid	(33,636)	—	—	—	(33,636)
Acquisition of treasury shares	(347,395)	—	—	—	(347,395)
Proceeds from common stock	12,375	—	—	—	12,375
Net intercompany advances	—	(25,880)	(351,320)	377,200	—
Other, net	—	—	(127)	—	(127)

Net cash provided by (used in) financing activities	(368,656)	78,984	(351,447)	377,200	(263,919)

Net increase (decrease) in cash	—	56,233	(811,878)	—	(755,645)
Cash — beginning of period	—	133,188	939,557	—	1,072,745

Cash — end of period	$—	$189,421	$127,679	$—	$317,100

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of previously issued financial statements, as discussed in note 2 to our condensed consolidated financial statements. The analysis that follows should be read in conjunction with the tables below and the condensed consolidated income statements found on page 2.

Consolidated H&R Block, Inc. — Operating Results	(in 000s, except per share amounts)
		Restated
Three months ended July 31,	2005	2004

Revenues:
Tax Services	$57,191	$50,447
Mortgage Services	360,438	271,973
Business Services	126,846	109,102
Investment Services	67,983	53,581
Corporate	2,535	1,448

	$614,993	$486,551

Pretax income (loss):
Tax Services	$(144,506)	$(112,646)
Mortgage Services	134,468	109,025
Business Services	(6,765)	(10,045)
Investment Services	(7,552)	(20,343)
Corporate	(21,514)	(24,791)

	(45,869)	(58,800)
Income tax benefit	(17,545)	(22,058)

Net loss	$(28,324)	$(36,742)

Basic and diluted loss per share	$(.09)	$(.11)

OVERVIEW
A summary of our results compared to the prior year is as follows:
▪	Diluted loss per share for the three months ended July 31, 2005 was $0.09 compared to $0.11 in the prior year.

▪	Tax Services’ pretax loss totaled $144.5 million compared to $112.6 million in the prior year. The higher losses were primarily due to off-season costs related to offices added during fiscal year 2005, costs incurred for new offices to be opened in the coming tax season and costs associated with Small Business Resources (SBR).

▪	Mortgage Services’ revenues and pretax income increased $88.5 million and $25.4 million, respectively, compared to the prior year. These increases are due to a 59.7% increase in origination volumes, partially offset by a decline in our gross margin.

▪	Business Services’ revenues increased $17.7 million for the three months ended July 31, 2005, primarily due to a higher number of chargeable hours and a higher billed rate per hour in our accounting, tax and consulting business. The pretax loss improved $3.3 million for the current quarter primarily due to revenue growth.

▪	Investment Services’ pretax loss for the three months ended July 31, 2005 was $7.6 million, compared to $20.3 million and $14.5 million in the prior year and preceding quarter, respectively. This improvement is primarily due to our actions implemented during the fourth quarter of fiscal year 2005 to reduce costs and enhance performance.
TAX SERVICES
This segment primarily consists of our income tax preparation businesses — retail, online and software.

Tax Services — Operating Results		(in 000s)
		Restated
Three months ended July 31,	2005	2004

Service revenues:
Tax preparation and related fees	$23,637	$19,044
Online tax services	633	700
Other services	28,334	24,337

	52,604	44,081
Royalties	2,396	1,612
Software sales	1,193	1,383
RAL participation fees	271	164
Other	727	3,207

Total revenues	57,191	50,447

Cost of services:
Compensation and benefits	40,897	30,684
Occupancy	59,313	50,328
Depreciation	10,169	8,978
Other	37,192	31,228

	147,571	121,218
Cost of software sales	2,885	3,167
Selling, general and administrative	51,241	38,708

Total expenses	201,697	163,093

Pretax loss	$(144,506)	$(112,646)

Three months ended July 31, 2005 compared to July 31, 2004
Tax Services’ revenues increased $6.7 million, or 13.4%, for the three months ended July 31, 2005 compared to the prior year.
     Tax preparation and related fees increased $4.6 million, or 24.1%, for the current quarter. This increase is primarily due to an increase in the average fee per U.S. client served, coupled with an increase in U.S. clients served in offices. The average fee per U.S. client served increased 9.1% over last year, and U.S. clients served in company-owned offices increased 5.9%. Additionally, the extension of the Canadian tax season into the month of May resulted in a $1.7 million increase to our current quarter revenues.
     Other service revenues increased $4.0 million primarily as a result of additional revenues associated with Express IRAs and POM guarantees.
     Total expenses increased $38.6 million, or 23.7%. Cost of services for the three months ended July 31, 2005 increased $26.4 million, or 21.7%, from the prior year. Our real estate expansion efforts have contributed to a total increase of $7.3 million across all cost of services categories. Compensation and benefits increased $10.2 million primarily due to an increase in the number of off-season support staff needed for our new offices, the addition of SBR costs in the current year and related payroll taxes. Occupancy expenses increased $9.0 million, or 17.9%, primarily as a result of higher rent expenses, due to an 11.5% increase in company-owned offices under lease and a 6.0% increase in the average rent. Utilities and real estate taxes related to these new offices also contributed to the increase. Other cost of service expenses increased $6.0 million primarily due to $4.2 million of additional expenses associated with our POM program.
     Selling, general and administrative expenses increased $12.5 million over the prior year primarily due to a $5.5 million increase in legal expenses, $2.9 million in additional costs from corporate shared services and $1.7 million in additional consulting expenses.
     The pretax loss was $144.5 million for the three months ended July 31, 2005 compared to a prior year loss of $112.6 million.
     Due to the seasonal nature of this segment’s business, operating results for the three months ended July 31, 2005 are not comparable to the three months ended April 30, 2005 and are not indicative of the expected results for the entire fiscal year.
Fiscal 2006 outlook
Our fiscal year 2006 outlook for the Tax Services segment is unchanged from the discussion in our April 30, 2005 Form 10-K/A.
RAL Litigation
We have been named as a defendant in a number of lawsuits alleging that we engaged in wrongdoing with respect to the RAL program. We believe we have strong defenses to the various RAL cases and will vigorously defend our position. Nevertheless, the amounts claimed by the plaintiffs are, in some instances, very substantial, and there can be no assurances as to the ultimate outcome of the pending RAL cases, or as to the impact of the RAL cases on our financial statements. See additional discussion of RAL Litigation in note 10 to the condensed consolidated financial statements and in Part II, Item 1, “Legal Proceedings.”

MORTGAGE SERVICES
This segment is primarily engaged in the origination of non-prime mortgage loans through an independent broker network, the origination of prime and non-prime mortgage loans through a retail office network, the sale and securitization of mortgage loans and residual interests, and the servicing of non-prime loans.

Mortgage Services — Operating Statistics			(dollars in 000s)
		Restated
Three months ended	July 31, 2005	July 31, 2004	April 30, 2005

Volume of loans originated:
Wholesale (non-prime)	$9,537,227	$5,981,104	$8,090,274
Retail:Non-prime	950,806	620,126	807,269
Prime	399,596	215,287	380,946

	$10,887,629	$6,816,517	$9,278,489

Loan characteristics:
Weighted average FICO score (1)	623	609	618
Weighted average interest rate for borrowers (1)	7.52%	7.21%	7.45%
Weighted average loan-to-value (1)	81.1%	78.0%	79.6%

Origination margin (% of origination volume): (2)
Loan sale premium	2.33%	3.18%	2.64%
Residual cash flows from beneficial interest in Trusts	0.47%	0.65%	0.55%
Gain on derivative instruments	0.24%	0.01%	0.19%
Loan sale repurchase reserves	(0.15%)	(0.17%)	(0.08%)
Retained mortgage servicing rights	0.45%	0.42%	0.46%

	3.34%	4.09%	3.76%
Cost of acquisition	(0.48%)	(0.61%)	(0.51%)
Direct origination expenses	(0.57%)	(0.75%)	(0.60%)

Net gain on sale — gross margin (3)	2.29%	2.73%	2.65%
Other revenues	—%	0.01%	0.03%
Other cost of origination	(1.37%)	(1.47%)	(1.54%)

Net margin	0.92%	1.27%	1.14%

Total cost of origination	1.94%	2.22%	2.14%
Total cost of origination and acquisition	2.42%	2.83%	2.65%

Loan delivery:
Loan sales	$10,843,006	$6,744,056	$9,322,150
Execution price (4)	2.50%	4.12%	2.48%

(1)	Represents non-prime production.

(2)	See “Reconciliation of Non-GAAP Financial Information” on page 31.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

(4)	Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Mortgage Services — Operating Results			(in 000s)
		Restated
Three months ended	July 31, 2005	July 31, 2004	April 30, 2005

Components of gains on sales:
Gain on mortgage loans	$222,760	$185,293	$227,633
Gain on derivatives	26,086	676	18,027
Gain on sales of residual interests	—	—	15,396
Impairment of residual interests	(12,415)	(2,609)	(5,068)

	236,431	183,360	255,988

Interest income:
Accretion — residual interests	30,777	28,677	41,363
Other interest income	2,768	1,440	3,902

	33,545	30,117	45,265

Loan servicing revenue	90,269	58,166	79,366
Other	193	330	222

Total revenues	360,438	271,973	380,841

Cost of services	64,392	49,861	61,590
Cost of other revenues:
Compensation and benefits	80,283	45,906	74,777
Occupancy	12,629	8,009	10,868
Other	22,878	18,280	20,729

	115,790	72,195	106,374
Selling, general and administrative	45,788	40,892	49,764

Total expenses	225,970	162,948	217,728

Pretax income	$134,468	$109,025	$163,113

Three months ended July 31, 2005 compared to July 31, 2004
Mortgage Services’ revenues increased $88.5 million, or 32.5%, for the three months ended July 31, 2005 compared to the prior year. Revenues increased as a result of increased origination volumes, servicing revenue and gains on derivatives.
     The following table summarizes the key drivers of gains on sales of mortgage loans:

		(dollars in 000s)
Three months ended July 31,	2005	2004

Application process:
Total number of applications	109,929	74,492
Number of sales associates (1)	3,692	3,117
Closing ratio (2)	60.1%	59.0%
Originations:
Total number of originations	66,041	43,926
Weighted average interest rate for borrowers (WAC)	7.52%	7.21%
Average loan size	$165	$155
Total originations	$10,887,629	$6,816,517
Non-prime origination ratio	96.3%	96.8%
Direct origination and acquisition expenses, net	$114,224	$92,489
Revenue (loan value):
Net gain on sale — gross margin (3)	2.29%	2.73%

(1) Includes all direct sales and back office sales support associates.

(2) Percentage of loans funded divided by total applications in the period.

(3) Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.
     Gains on sales of mortgage loans increased $37.5 million, primarily as a result of increased origination volume, partially offset by a decline in our gross margin. Originations increased 59.7% over the prior year, due to increased productivity of our account executives and support staff, new product introductions, increased applications and a higher closing ratio. Market interest rates, based on the two-year swap, increased from an average of 3.03% last year to 4.06% in the current quarter. However, our WAC increased only 31 basis points, up to 7.52% from 7.21% in the prior year. Because our

WAC was not more aligned with market rates, our gross margin declined 44 basis points, to 2.29% from 2.73% last year. To mitigate the risk of short-term changes in market interest rates, we use interest rate swaps and forward loan sale commitments. During the current quarter, we recorded a net $26.1 million in gains, compared to $0.7 million in the prior year, related to our various derivative instruments. See note 6 to the condensed consolidated financial statements. We also recorded a $4.0 million favorable mark-to-market adjustment for our residual interests classified as trading securities during the current quarter.
      During the first quarter of fiscal year 2006, our residual interests performed better than expected in our internal valuation models, with lower credit losses than originally modeled, partially offset by higher interest rates. We recorded favorable pretax mark-to-market adjustments, which increased the fair value of our residual interests $16.0 million during the quarter. These adjustments were recorded, net of write-downs of $3.0 million and deferred taxes of $4.9 million, in other comprehensive income and will be accreted into income throughout the remaining life of those residual interests. Offsetting these write-ups were impairments of $12.4 million, which were recorded in gains on sales of mortgage assets. Future changes in interest rates or other assumptions, based on market conditions or actual loan pool performance, could cause additional adjustments to the fair value of the residual interests and could cause changes to the accretion of these residual interests in future periods. Favorable mark-to-market adjustments on low original value residuals will generally not be accreted into revenues until the residual interest begins to cash flow.
     The following table summarizes the key drivers of loan servicing revenues:

		(dollars in 000s)
Three months ended July 31,	2005	2004

Average servicing portfolio:
With related MSRs	$49,635,474	$37,524,221
Without related MSRs	20,070,745	10,012,639

	$69,706,219	$47,536,860

Number of loans serviced	451,310	344,659
Average delinquency rate	4.28%	5.01%
Weighted average FICO score	619	612
Value of MSRs	$188,708	$123,980
     Loan servicing revenues increased $32.1 million, or 55.2%, compared to the prior year. The increase reflects a higher loan servicing portfolio. The average servicing portfolio for the three months ended July 31, 2005 increased $22.2 billion, or 46.6%, to $69.7 billion.
     Total expenses for the three months ended July 31, 2005, increased $63.0 million, or 38.7%, over the prior year. Cost of services increased $14.5 million as a result of a higher average servicing portfolio during the current quarter. Cost of other revenues increased $43.6 million, primarily due to $34.4 million in increased compensation and benefits as a result of an 18.4% increase in sales associates, coupled with related increases in payroll taxes and origination-based incentives. Occupancy expenses increased $4.6 million, or 57.7%, primarily as a result of a 13.0% increase in branch offices. Other expenses increased $4.6 million primarily as a result of $2.3 million in additional costs for our annual sales meeting, coupled with increases in consulting and outsourced services.
     Selling, general and administrative expenses increased $4.9 million due to $7.6 million in additional retail marketing costs, partially offset by a $2.1 million decrease in consulting expenses.
     Pretax income increased $25.4 million to $134.5 million for the three months ended July 31, 2005.
Three months ended July 31, 2005 compared to April 30, 2005
Mortgage Services’ revenues decreased $20.4 million, or 5.4%, for the three months ended July 31, 2005, compared to the fourth quarter of fiscal year 2005. Revenues decreased primarily due to a $15.4 million gain on sale of previously securitized residual interests recorded in the fourth quarter.

     The following table summarizes the key drivers of gains on sales of mortgage loans:

(dollars in 000s)
Three months ended	July 31, 2005	April 30, 2005

Application process:
Total number of applications	109,929	103,202
Number of sales associates (1)	3,692	3,526
Closing ratio (2)	60.1%	57.0%
Originations:
Total number of originations	66,041	58,777
Weighted average interest rate for borrowers (WAC)	7.52%	7.45%
Average loan size	$165	$158
Total originations	$10,887,629	$9,278,489
Non-prime origination ratio	96.3%	95.9%
Direct origination and acquisition expenses, net	$114,224	$103,123
Revenue (loan value):
Net gain on sale — gross margin (3)	2.29%	2.65%

(1)	Includes all direct sales and back office sales support associates.

(2)	Percentage of loans funded divided by total applications in the period.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.
     Gains on sales of mortgage loans decreased $4.9 million primarily as a result of increased price competition and poorer execution in the secondary market. Market interest rates have increased to 4.06% from 3.96% in the preceding quarter. However, our WAC increased 7 basis points, from 7.45% to 7.52%. To mitigate the risk of short-term changes in market interest rates, we use interest rate swaps and forward loan sale commitments. Primarily as a result of interest rate changes, during the current quarter, we recorded a net $26.1 million in gains, compared to $18.0 million in the fourth quarter, related to our various derivative instruments. Loan origination volumes increased 17.3% from the fourth quarter primarily due to increased productivity of our account executives and support staff. We also recorded a $4.0 million favorable mark-to-market adjustment for our residual interests classified as trading securities during the current quarter.
     Impairments of residual interests in securitizations of $12.4 million were recognized during the first quarter, compared to $5.1 million in the fourth quarter of fiscal year 2005. This was primarily due to a decline in value of older residuals based on loan performance.
     The following table summarizes the key drivers of loan servicing revenues:

(dollars in 000s)
Three months ended	July 31, 2005	April 30, 2005

Average servicing portfolio:
With related MSRs	$49,635,474	$45,493,695
Without related MSRs	20,070,745	17,540,643

	$69,706,219	$63,034,338

Number of loans serviced	451,310	435,290
Average delinquency rate	4.28%	4.43%
Weighted average FICO score	619	624
Value of MSRs	$188,708	$166,614
     Loan servicing revenues increased $10.9 million, or 13.7%, compared to the fourth quarter. The increase reflects a higher loan servicing portfolio. The average servicing portfolio for the three months ended July 31, 2005 increased $6.7 billion, or 10.6%.
     Total expenses increased $8.2 million compared to the fourth quarter. Cost of other revenues increased $9.4 million, primarily due to $5.5 million in increased compensation and benefits as a result of a 4.7% increase in sales associates, coupled with related increases in payroll taxes and origination-based incentives. Other expenses increased $2.1 million for the current quarter, primarily due to $3.5 million in additional costs for our annual sales meeting, partially offset by a $2.0 million decrease in consulting expenses.

     Selling, general and administrative expenses decreased $4.0 million due to a decline of $3.9 million in incentive compensation resulting from lower profitability.
     Pretax income decreased $28.6 million, or 17.6%, for the three months ended July 31, 2005 compared to the preceding quarter.
Fiscal 2006 outlook
We continue to expect loan origination growth will exceed 20 percent over the previous year, however, we now expect our margins will continue to decline in the second quarter. We believe margins in the 90 to 115 basis point range are achievable for the third and fourth quarters, but expect full year margins will likely be at the low end or below the 90 to 115 basis point range.
BUSINESS SERVICES
This segment offers middle-market companies accounting, tax and consulting services, wealth management, retirement resources, payroll and benefits services, corporate finance and financial process outsourcing.
Business Services — Operating Statistics

Three months ended July 31,	2005	2004

Accounting, tax and consulting:
Chargeable hours	597,202	537,035
Chargeable hours per person	270	269
Net billed rate per hour	$134	$126
Average margin per person	$17,321	$16,327

Business Services — Operating Results		(in 000s)
		Restated
Three months ended July 31,	2005	2004

Service revenues:
Accounting, tax and consulting	$83,828	$74,551
Capital markets	15,472	15,780
Payroll, benefits and retirement services	8,277	4,671
Other services	9,882	5,759

	117,459	100,761
Other	9,387	8,341

Total revenues	126,846	109,102

Cost of services:
Compensation and benefits	71,647	64,103
Occupancy	8,163	4,531
Other	10,810	11,806

	90,620	80,440
Selling, general and administrative	42,991	38,707

Total expenses	133,611	119,147

Pretax loss	$(6,765)	$(10,045)

Three months ended July 31, 2005 compared to July 31, 2004
Business Services’ revenues for the three months ended July 31, 2005 increased $17.7 million, or 16.3%, from the prior year. This increase was primarily due to a $9.3 million increase in accounting, tax and consulting revenues resulting from an 11.2% increase in chargeable hours and a 6.3% increase in the net billed rate per hour. The increase in chargeable hours is primarily due to favorable market conditions for all of our core services and strong demand for consulting and risk management services.
     Payroll, benefits and retirement services revenues increased $3.6 million, or 77.2%, primarily due to acquisitions completed during the third and fourth quarters of fiscal year 2005. Other service revenues increased $4.1 million as a result of growth in wealth management services and acquisitions completed in the fourth quarter of fiscal year 2005 in our financial process outsourcing business.

     Total expenses increased $14.5 million, or 12.1%, for the three months ended July 31, 2005 compared to the prior year. Cost of services increased $10.2 million, primarily due to a $7.5 million increase in compensation and benefits. Acquisitions completed in the third and fourth quarters of fiscal year 2005 and increases in the number of personnel and the average wage per employee, which is being driven by marketplace competition for professional staff, were the primary drivers for this increase. Occupancy expenses increased $3.6 million, or 80.2%, due primarily to acquisitions completed in the third and fourth quarters of fiscal year 2005.
     Selling, general and administrative expenses increased $4.3 million primarily due to additional costs associated with our business development initiatives and acquisitions completed in the third and fourth quarters of fiscal year 2005.
     The pretax loss for the three months ended July 31, 2005 was $6.8 million compared to $10.0 million in the prior year.
     Due to the seasonal nature of this segment’s business, operating results for the three months ended July 31, 2005 are not comparable to the three months ended April 30, 2005 and are not indicative of the expected results for the entire fiscal year.
Fiscal 2006 outlook
Our fiscal year 2006 outlook for our Business Services segment is consistent with the discussion in our April 30, 2005 Form 10-K/A, except for the announcement to acquire American Express’ Tax and Business Services. On August 1, 2005 we announced a definitive agreement to acquire the American Express Tax & Business Services division. This acquisition is expected to close by the end of September, with operating results of the acquired business reported in this segment beginning October 1. Our early indication is that this acquisition will be accretive by two cents per diluted share in fiscal year 2006, after expected integration costs.
INVESTMENT SERVICES
This segment is primarily engaged in offering advice-based brokerage services and investment planning. Our integration of investment advice and new service offerings are allowing us to shift our focus from a transaction-based client relationship to a more advice-based focus.
Investment Services — Operating Statistics

Three months ended	July 31, 2005	July 31, 2004	April 30, 2005

Customer trades (1)	226,378	205,948	241,327
Customer daily average trades	3,593	3,269	3,892
Average revenue per trade (2)	$126.71	$119.71	$127.73
Customer accounts: (3)
Traditional brokerage	431,046	454,147	431,749
Express IRAs	379,432	337,583	380,539

	810,478	791,730	812,288

Ending balance of assets under administration (billions)	$30.0	$26.6	$27.8
Average assets per traditional brokerage account	$68,870	$58,132	$63,755
Average margin balances (millions)	$573	$598	$603
Average customer payable balances (millions)	$841	$1,012	$936
Number of advisors	985	997	1,010

Included in the numbers above are the following relating to fee-based accounts:
Customer household accounts	7,985	7,668	7,668
Average revenue per account	$2,235	$1,848	$2,841
Ending balance of assets under administration (millions)	$2,126	$1,547	$1,975
Average assets per active account	$266,222	$201,198	$260,238

(1)	Includes only trades on which revenues are earned (“revenue trades”). Revenues are earned on both transactional and annuitized trades.

(2)	Calculated as total trade revenues divided by revenue trades.

(3)	Includes only accounts with a positive balance.

Investment Services — Operating Results		(in 000s)
		Restated
Three months ended	July 31, 2005	July 31, 2004	April 30, 2005

Service revenue:
Transactional revenue	$22,835	$19,952	$23,922
Annuitized revenue	22,271	18,533	23,272

Production revenue	45,106	38,485	47,194
Other service revenue	8,207	6,262	9,417

	53,313	44,747	56,611

Margin interest revenue	14,093	8,760	12,925
Less: interest expense	(1,254)	(299)	(1,184)

Net interest revenue	12,839	8,461	11,741

Other	577	74	262

Total revenues (1)	66,729	53,282	68,614

Cost of services:
Compensation and benefits	30,535	28,848	31,644
Occupancy	5,165	5,789	5,668
Depreciation	1,034	1,064	1,015
Other	3,901	3,755	3,655

	40,635	39,456	41,982
Selling, general and administrative	33,646	34,169	41,120

Total expenses	74,281	73,625	83,102

Pretax loss	$(7,552)	$(20,343)	$(14,488)

(1)	Total revenues, less interest expense.
Three months ended July 31, 2005 compared to July 31, 2004
Investment Services’ revenues, net of interest expense, for the three months ended July 31, 2005 increased $13.4 million, or 25.2%, over the prior year.
     Production revenue increased $6.6 million, or 17.2%, over the prior year. Transactional revenue, which is based on individual securities transactions, increased $2.9 million, or 14.4%, from the prior year due primarily to a 4.7% increase in transactional trading volume and a 10.6% increase in average revenue per transactional trade. Annuitized revenue, which is based on sales of mutual funds, insurance, fee based products and unit investment trusts, increased $3.7 million, or 20.2%, due to increased sales of mutual funds and annuities. Annualized productivity averaged approximately $180,000 per advisor during the current quarter compared to $155,000 per advisor in the prior year. Increased productivity was primarily due to minimum production standards we put into place during the fourth quarter of fiscal year 2005 which caused an increase in production per advisor across all advisor classes, with 164 advisors increasing their production. These standards also resulted in 74 low-producing advisors leaving the company and we expect this trend to continue throughout the remainder of the fiscal year.
     Margin interest revenue increased $5.3 million, or 60.9%, from the prior year, as a result of higher interest rates earned.
     Total expenses increased $0.7 million, or 0.9%. Cost of services increased $1.2 million, or 3.0%, primarily as a result of $1.7 million of additional compensation and benefits. This increase is primarily due to higher production revenues, partially offset by cost containment measures implemented in the fourth quarter of fiscal year 2005.
     The pretax loss for Investment Services for the first quarter of fiscal year 2006 was $7.6 million compared to the prior year loss of $20.3 million.
Three months ended July 31, 2005 compared to April 30, 2005
Investment Services’ revenues, net of interest expense, for the three months ended July 31, 2005 decreased $1.9 million, or 2.7% compared to the preceding quarter.
      Production revenue decreased $2.1 million, or 4.4%, over the preceding quarter. Transactional revenue decreased $1.1 million, or 4.5%, compared to the preceding quarter, primarily due to lower underwriting commissions. Annuitized revenues declined $1.0 million, or 4.3%, due to the timing in recognition of certain fee-based revenues.

     Margin interest revenue increased $1.2 million, or 9.0%, from the preceding quarter, which is primarily a result of higher interest rates earned, partially offset by lower margin balances.
     Total expenses decreased $8.8 million, or 10.6%. Cost of services decreased $1.3 million, or 3.2%, principally due to a $1.1 million decline in compensation and benefits, primarily resulting from lower production revenues.
     Selling, general and administrative expenses decreased $7.5 million, or 18.2%, primarily due to fourth quarter severance expenses, gains on the disposition of certain assets during the first quarter, reduced back-office headcount relating to cost containment efforts and a decline in legal expenses. These decreases were partially offset by increased bonuses associated with improved performance.
     The pretax loss for the Investment Services segment was $7.6 million, compared to a loss of $14.5 million in the fourth quarter of fiscal year 2005.
Fiscal 2006 outlook
Our fiscal year 2006 outlook for our Investment Services segment is unchanged from the discussion in our April 30, 2005 Form 10-K/A.
CORPORATE
This segment consists primarily of corporate support departments, which provide services to our operating segments. These support departments consist of marketing, information technology, facilities, human resources, executive, legal, finance, government relations and corporate communications. Support department costs are generally allocated to our operating segments. Our captive insurance and franchise financing subsidiaries are also included within this segment, as was our small business initiatives subsidiary in the first half of fiscal year 2005.

Corporate — Operating Results		(in 000s)
		Restated
Three months ended July 31,	2005	2004

Operating revenues	$5,006	$4,433
Eliminations	(2,471)	(2,985)

Total revenues	2,535	1,448

Corporate expenses:
Interest expense	13,794	16,224
Other	17,462	11,166

	31,256	27,390

Shared services:
Information technology	26,452	25,178
Marketing	4,441	3,571
Finance	11,795	8,807
Other	20,889	20,229

	63,577	57,785

Allocation of shared services	(63,629)	(57,804)
Other income, net	7,155	1,132

Pretax loss	$(21,514)	$(24,791)

Three months ended July 31, 2005 compared to July 31, 2004
Corporate expenses increased $3.9 million primarily due an increase of $1.7 million in losses at our captive insurance subsidiary, $1.5 million in additional consulting, accounting and auditing expenses related to the restatement of our previously issued financial statements and $2.1 million in increased costs from finance shared services. These increases were partially offset by a decline of $2.4 million in interest expense.
     Finance department expenses increased $3.0 million, primarily due to $2.3 million of additional consulting expenses and increases in compensation expenses.
     Other income increased $6.0 million primarily as a result of a $3.4 million gain recognized on the sale of an investment.
     The pretax loss was $21.5 million, compared with last year’s first quarter loss of $24.8 million.

     Due to the nature of this segment, the three months ended July 31, 2005 are not comparable to the three months ended April 30, 2005 and are not indicative of the expected results for the entire fiscal year.
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
     Cash From Operations. Cash used in operations totaled $310.5 million and $515.3 million for the three months ended July 31, 2005 and 2004, respectively. The decrease in cash used in operating activities is primarily due to a decline in income tax payments. Income tax payments totaled $35.3 million during the current year, a decrease of $148.1 million from the prior year. A change in a tax accounting method in the prior year resulted in the acceleration of taxable income within our Mortgage Services segment.
     Issuance of Common Stock. We issue shares of common stock, in accordance with our stock-based compensation plans, out of treasury shares. Proceeds from the issuance of common stock totaled $32.3 million and $12.4 million for the three months ended July 31, 2005 and 2004, respectively.
     Dividends. Dividends paid totaled $36.5 million and $33.6 million for the three months ended July 31, 2005 and 2004, respectively. On June 8, 2005, our Board of Directors declared a two-for-one stock split of the Company’s Common Stock in the form of a 100% stock distribution, effective August 22, 2005, to shareholders of record as of the close of business on August 1, 2005. All share and per share amounts in this document have been adjusted to reflect the retroactive effect of the stock split.
     Share Repurchases. On June 9, 2004, our Board of Directors approved an authorization to repurchase 15 million shares. During the three months ended July 31, 2005, we repurchased 2.2 million (pre-split) shares pursuant to these authorizations at an aggregate price of $126.1 million or an average price of $56.78 per share (pre-split). There are 12.9 million shares remaining under this authorization at July 31, 2005. We plan to continue to purchase shares on the open market in accordance with these authorizations, subject to various factors including the price of the stock, the availability of excess cash, our ability to maintain liquidity and financial flexibility, securities laws restrictions, targeted capital levels and other investment opportunities available.
     Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents — restricted totaled $417.0 million at July 31, 2005 compared to $516.9 million at April 30, 2005. Investment Services held $388.0 million of this total segregated in a special reserve account for the exclusive benefit of customers. Restricted cash of $13.8 million at July 31, 2005 held by Business Services is related to funds held to pay payroll taxes on behalf of its customers. Restricted cash held by Mortgage Services totaled $15.2 million and is held for outstanding commitments to fund mortgage loans.
     Segment Cash Flows. A condensed consolidating statement of cash flows by segment for the three months ended July 31, 2005 follows. Generally, interest is not charged on intercompany activities between segments.

(in 000s)
	Tax	Mortgage	Business	Investment		Consolidated
	Services	Services	Services	Services	Corporate	H&R Block

Cash provided by (used in):
Operations	$(225,613)	$(42,759)	$21,213	$(11,317)	$(52,039)	$(310,515)
Investing	(5,573)	16,006	(7,821)	3,410	(7,838)	(1,816)
Financing	(26,486)	—	(2,497)	10,579	(136,677)	(155,081)
Net intercompany	251,778	48,319	(10,481)	1,429	(291,045)	—
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
     Tax Services. Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in the fourth quarter. Tax Services used $225.6 million in its current three-month operations to cover off-season costs and working capital requirements. This segment also used $26.5 million in financing activities, primarily related to book overdrafts.
     Mortgage Services. This segment primarily generates cash as a result of the sale and securitization of mortgage loans and residual interests, and as its residual interests begin to cash flow. Mortgage Services used $42.8 million in cash from operating activities primarily due to $58.0 million in trading residuals held at July 31, 2005 that had not yet been securitized in a NIM transaction. Cash flows from investing activities consist of $24.0 million in cash receipts on residual interests, partially offset by $8.3 million in capital expenditures.
     Gains on sales. Gains on sales of mortgage assets totaled $236.4 million, with the cash received primarily recorded as operating activities. The percentage of cash proceeds we receive from our capital market transactions, which are included within the gains on sales of mortgage assets, is reconciled below. The decline in the percentage of cash proceeds is due to the $58.0 million in trading residuals recorded at July 31, 2005, which we expect to securitize in a NIM transaction during our second quarter.

(in 000s)
		Restated
Three months ended July 31,	2005	2004

Cash proceeds:
Whole loans sold by the Trusts	$154,802	$218,064
Residual cash flows from beneficial interest in Trusts	58,790	40,378
Loans securitized	60,382	—
Derivative instruments	6,194	—

	280,168	258,442

Non-cash:
Retained mortgage servicing rights	49,306	28,493
Additions to balance sheet (1)	60,091	—

	109,397	28,493

Portion of gain on sale related to capital market transactions	389,565	286,935

Other items included in gain on sale:
Changes in beneficial interest in Trusts	(29,534)	2,598
Impairments to fair value of residual interests	(12,415)	(2,609)
Net change in fair value of derivative instruments	19,892	676
Direct origination and acquisition expenses, net	(114,224)	(92,489)
Loan sale repurchase reserves	(16,853)	(11,751)

	(153,134)	(103,575)

Reported gains on sales of mortgage assets	$236,431	$183,360

Percent of gain on sale related to capital market transactions received as cash (2)	72%	90%

(1)	Includes residual interests and interest rate caps.

(2)	Cash proceeds divided by portion of gain on sale related to capital market transactions.
     Warehouse Funding. To finance our prime originations, we utilize an on-balance sheet warehouse facility with capacity up to $25 million. This annual facility bears interest at one-month LIBOR plus 140 to 200 basis points. As of July 31, 2005 and April 30, 2005 the balance outstanding under this facility was $10.3 million and $4.4 million, respectively.
     To fund our non-prime originations, we utilize six off-balance sheet warehouse Trusts. The facilities used by the Trusts had a total capacity of $10.0 billion as of July 31, 2005. Amounts drawn on the facilities by the Trusts totaled $6.7 billion at July 31, 2005. See additional discussion below in “Off-Balance Sheet Financing Arrangements.”
     We believe the sources of liquidity available to the Mortgage Services segment are sufficient for its needs.

     Business Services. Business Services funding requirements are largely related to receivables for completed work and “work in process.” We provide funding sufficient to cover their working capital needs. This segment provided $21.2 million in operating cash flows during the first three months of the year. Business Services used $7.8 million in investing activities related to acquisitions and capital expenditures.
     Investment Services. Investment Services, through HRBFA, is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers.
     At July 31, 2005, HRBFA’s net capital of $119.8 million, which was 19.1% of aggregate debit items, exceeded its minimum required net capital of $12.5 million by $107.3 million.
     In the first three months of fiscal year 2005, Investment Services used $11.3 million in its operating activities primarily due to working capital requirements, including the timing of cash deposits that are restricted for the benefit of customers. Cash provided by financing activities consists primarily of financing of book overdrafts.
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
     Pledged securities at July 31, 2005 totaled $55.5 million, an excess of $5.3 million over the margin requirement. Pledged securities at the end of fiscal year 2005 totaled $44.6 million, an excess of $7.9 million over the margin requirement.
     We believe the funding sources for Investment Services are stable. Liquidity risk within this segment is primarily limited to maintaining sufficient capital levels to obtain securities lending liquidity to support margin borrowing by customers.
OFF-BALANCE SHEET FINANCING ARRANGEMENTS
Substantially all non-prime mortgage loans we originate are sold daily to the Trusts. The Trusts purchase the loans from us utilizing six warehouse facilities that were arranged by us, bear interest at one-month LIBOR plus 45 to 400 basis points and expire on various dates during the year. In July 2005, the warehouse facilities were increased from $9.0 billion to $10.0 billion.
     In August 2005, the FASB issued three exposure drafts which amend Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. ” See discussion in note 12 to the condensed consolidated financial statements.
     There have been no other material changes in our off-balance sheet financing arrangements from those reported at April 30, 2005 in our Annual Report on Form 10-K/A.
COMMERCIAL PAPER ISSUANCE
We maintain two unsecured CLOCs for working capital, to support our commercial paper program and for general corporate purposes. Subsequent to July 31, 2005, the first CLOC expired and was replaced with a new $1.0 billion CLOC, which expires in August 2010. Also subsequent to July 31, 2005, the second CLOC was extended, and now expires in August 2010.
     There have been no other material changes in our commercial paper program from those reported at April 30, 2005 in our Annual Report on Form 10-K/A.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
There have been no material changes in our contractual obligations and commercial commitments from those reported at April 30, 2005 in our Annual Report on Form 10-K/A.
REGULATORY ENVIRONMENT
There have been no material changes in our regulatory environment from those reported at April 30, 2005 in our Annual Report on Form 10-K/A.
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
     There have been no material changes in our risk factors from those reported at April 30, 2005 in our Annual Report on Form 10-K/A.
RECONCILIATION OF NON—GAAP FINANCIAL INFORMATION
We report our financial results in accordance with generally accepted accounting principles (GAAP). However, we believe certain non-GAAP performance measures and ratios used in managing the business may provide additional meaningful comparisons between current year results and prior periods, by excluding certain items that do not represent results from our basic operations. Reconciliations to GAAP financial measures are provided below. These non-GAAP financial measures should be viewed in addition to, not as an alternative for, our reported GAAP results.

Origination Margin		(dollars in 000s)
		Restated
Three months ended	July 31, 2005	July 31, 2004	April 30, 2005

Total expenses	$225,970	$162,948	$217,728
Add: Expenses netted against gain on sale revenues	114,222	92,489	103,123
Less:
Cost of services	64,392	49,861	61,590
Cost of acquisition	52,306	41,700	47,428
Allocated support departments	5,831	5,346	5,768
Other	6,255	7,200	7,528

	$211,408	$151,330	$198,537

Divided by origination volume	$10,887,629	$6,816,517	$9,278,489
Total cost of origination	1.94%	2.22%	2.14%
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks from those reported at April 30, 2005 in our Annual Report on Form 10-K/A.
ITEM 4. CONTROLS AND PROCEDURES
We have established disclosure controls and procedures (Disclosure Controls) to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.
     As of the end of the period covered by this Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because of the material weakness described below.
     As disclosed most recently in our Annual Report on Form 10-K/A for the year ended April 30, 2005, management had identified a material weakness in our accounting for income taxes. Specifically, the Company did not maintain sufficient resources in the corporate tax function to accurately identify, evaluate and report, in a timely manner, non-routine and complex transactions. In addition, the Company had not completed the requisite historical analysis and related reconciliations to ensure tax balances were appropriately stated prior to the completion of the Company’s April 30, 2005 internal control activities. In order to remediate this material weakness, management completed the requisite historical analysis including creation of the necessary tax basis balance sheets and current and deferred reconciliations required and related internal control testing to ensure propriety of all tax related financial statement account balances as of the Form 10-K/A filing date. The Company believes it has established appropriate controls and procedures and created the appropriate tax account analysis and support subsequent to April 30, 2005. In addition, management has engaged a third-party firm to assist us in performing a comprehensive evaluation of the corporate tax function, including resource requirements, to identify and implement additional improvements to ensure compliance with the controls and procedures that have been put in place to remediate deficiencies previously identified.
     Other than the changes outlined above, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information below should be read in conjunction with the information included in note 10 to our condensed consolidated financial statements.
RAL LITIGATION
We reported in current reports on Form 8-K, previous quarterly reports on Form 10-Q and in our annual report on Form 10-K/A for the year ended April 30, 2005, certain events and information regarding lawsuits throughout the country regarding our refund anticipation loan programs (collectively, RAL Cases”). The RAL Cases have involved a variety of legal theories asserted by plaintiffs. These theories include allegations that, among other things: disclosures in the RAL applications were inadequate, misleading and untimely; the RAL interest rates were usurious and unconscionable; we did not disclose that we would receive part of the finance charges paid by the customer for such loans; breach of state laws on credit service organizations; breach of contract, unjust enrichment, unfair and deceptive acts or practices; violations of the federal Racketeer Influenced and Corrupt Organizations Act; violations of the federal Fair Debt Collection Practices Act; and breach of fiduciary duty to our customers in connection with the RAL program.
     The amounts claimed in the RAL Cases have been very substantial in some instances. We have successfully defended against numerous RAL Cases, although several of the RAL Cases are still pending. Of the RAL Cases that are no longer pending, some were dismissed on our motions for dismissal or summary judgment, and others were dismissed voluntarily by the plaintiffs after denial of class certification. Other cases were settled, with one settlement resulting in a pretax expense of $43.5 million in fiscal year 2003 (the Texas RAL Settlement).
     We believe we have meritorious defenses to the RAL Cases and we intend to defend the remaining RAL Cases vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate. Likewise, there can be no assurances regarding the impact of the RAL Cases on our financial statements. We have accrued our best estimate of the probable loss related to the

RAL Cases. The following is updated information regarding the pending RAL Cases that are class actions or putative class actions in which developments occurred during of after the three months ended July 31, 2005:
     Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al., (formerly Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., Block Financial Corporation, et al.) Case No. 98 C 2178, United States District Court for the Northern District of Illinois, Eastern Division, instituted on April 18, 1998. In March 2004, the court either dismissed or decertified all of the plaintiffs’ claims other than part of one count alleging violations of the racketeering and conspiracy provisions of the Racketeer Influenced and Corrupt Organizations Act. On May 9, 2005, the parties agreed to a settlement, subject to court approval. The settlement agreement provided for (i) the defendants to pay $110 million in cash and $250 million face value in freely transferable rebate coupons and (ii) all persons who applied for and obtained a RAL through an H&R Block office or certain lenders from January 1, 1987 through April 29, 2005 (the “Carnegie Settlement Class”) to release all claims against us regarding RALs or certain services provided in connection with RALs. The settlement agreement also specified required business practices, procedures, disclosures and forms for use in making RALs and barred members of the Carnegie Settlement Class from commencing any other claims or actions against us regarding RALs made pursuant to such practices, procedures, disclosures and forms (the “Forward Looking Protections”). In negotiating the settlement, we ascribed significant value to the Forward-Looking Protections and the expanded class of plaintiffs to be covered by the settlement in determining the amount of consideration we were willing to pay in settling the case. On May 26, 2005, the court denied approval of the proposed settlement. As discussed in our Form 8-K dated May 9, 2005, we initially recorded litigation reserves of approximately $38.0 million, after taxes, based on the May 9, 2005 proposed settlement. As a result of the May 26, 2005 court ruling to deny the settlement, we reversed our legal reserves to amounts representing our assessment of our probable loss. This class action case is scheduled to go to trial in February 2006. We intend to continue defending the case vigorously, but there are no assurances as to its outcome.
     Deandra D. Cummins, et al. v. H&R Block, Inc., et al., Case No. 03-C-134 in the Circuit Court of Kanawha County, West Virginia, instituted on January 22, 2003. Summary judgment motions will be heard and ruled upon on September 30, 2005. The case is scheduled to go to trial on October 17, 2005.
PEACE OF MIND LITIGATION
Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Civil Action 2003L000004, in the Circuit Court of Madison County, Illinois, is a class action case filed on January 18, 2002, that was granted class certification on August 27, 2003. Plaintiffs’ claims consist of five counts relating to the Peace of Mind (POM) program under which the applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The plaintiffs allege that the sale of POM guarantees constitutes (i) statutory fraud by selling insurance without a license, (ii) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (iii) a breach of fiduciary duty. In August 2003, the court certified the plaintiff classes consisting of all persons who from January 1, 1997 to final judgment (i) were charged a separate fee for POM by “H&R Block” or a defendant H&R Block class member; (ii) reside in certain class states and were charged a separate fee for POM by “H&R Block” or a defendant H&R Block class member not licensed to sell insurance; and (iii) had an unsolicited charge for POM posted to their bills by “H&R Block” or a defendant H&R Block class member. Persons who received the POM guarantee through an H&R Block Premium office and persons who reside in Alabama are excluded from the plaintiff class. The court also certified a defendant class consisting of any entity with names that include “H&R Block” or “HRB,” or are otherwise affiliated or associated with H&R Block Tax Services, Inc., and that sold or sells the POM product. The trial court subsequently denied the defendants’ motion to certify class certification issues for interlocutory appeal. Discovery is proceeding. No trial date has been set.
     There is one other putative class action pending against us in Texas that involves the POM guarantee. This case is being tried before the same judge that presided over the Texas RAL Settlement, involves the same plaintiffs’ attorneys that are involved in the Marshall litigation in Illinois, and contains similar allegations. No class has been certified in this case.
     We believe the claims in the POM action are without merit, and we intend to defend them vigorously. The amounts claimed in the POM actions are substantial, however, and there can be no assurances as to the outcome of these pending actions individually or in the aggregate. Likewise, there can be no assurances regarding the impact of these actions on our consolidated financial statements.
OTHER CLAIMS AND LITIGATION
As reported in a current report on Form 8-K dated November 8, 2004, the NASD brought charges against HRBFA regarding the sale by HRBFA of Enron debentures in 2001. A hearing for this matter is scheduled for May 2006. Two private civil actions subsequently were filed against HRBFA concerning the matter raised in the NASD’s charges. Both of these private actions subsequently were dismissed without prejudice, although one of the actions has since been refiled. We intend to defend the NASD charges and related private action vigorously, although there can be no assurances regarding the outcome and resolution of the matter.
     As part of an industry-wide review, the IRS is investigating tax-planning strategies that certain RSM clients utilized during fiscal years 2000 through 2003. Specifically, the IRS is examining these strategies to determine whether RSM complied with tax shelter registration and listing regulations and whether such strategies were appropriate. If the IRS were to determine that these strategies were inappropriate, clients that utilized the strategies could face penalties and interest for underpayment of taxes. Some of these clients are seeking or may attempt to seek recovery from RSM. While there can be no assurance regarding the outcome of these matters, we do not believe its resolution will have a material adverse effect on our operations or consolidated financial statements.
     As reported in current report on Form 8-K dated December 12, 2003, the SEC informed our outside counsel on December 11, 2003 that the Commission had issued a Formal Order of Investigation concerning our disclosures in and before November 2003 regarding RAL litigation to which we were and are a party. There can be no assurances as to the outcome and resolution of this matter.
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
     In addition to the aforementioned types of cases, we are parties to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits (“Other Claims”) concerning investment products, the preparation of customers’ income tax returns, the fees charged customers for various products and services, losses incurred by customers with respect to their investment accounts, relationships with franchisees, denials of mortgage loans, contested mortgage foreclosures, other aspects of the mortgage business, intellectual property disputes, and contract disputes. We believe we have meritorious defenses to each of the Other Claims, and we are defending them vigorously. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material adverse effect on our consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
A summary of our purchases of H&R Block common stock during the first quarter of fiscal year 2006, excluding the impact of the stock split, is as follows:

(shares in 000s)
			Total Number of Shares	Maximum Number
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased (1)	per Share	Plans or Programs (2)	the Plans or Programs (2)

May 1 — May 31	427	$49.54	425	14,679
June 1 — June 30	12	$57.70	1	14,678
July 1 — July 31	1,877	$58.50	1,795	12,883

(1)	Of the total number of shares purchased, 95,411 shares were purchased in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on restricted shares.

(2)	On June 11, 2003 and June 9, 2004, our Board of Directors approved the repurchase of 20 million shares and 15 million shares, respectively, of H&R Block, Inc. common stock. These authorizations have no expiration dates.
ITEM 6. EXHIBITS
10.1	Sale and Servicing Agreement dated as of June 1, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2005-6 and Wells Fargo Bank, N.A.

10.2	Note Purchase Agreement dated as of June 1, 2005 among Option One Loan Warehouse Corporation, Option One Owner Trust 2005-6 and Lehman Brothers Bank.

10.3	Indenture dated as of June 1, 2005 between Option One Owner Trust 2005-6 and Wells Fargo Bank, N.A.

10.4	Amendment Number 1 to Second Amended and Restated Sale and Servicing Agreement dated March 8, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2001—2 and Wells Fargo Bank, N.A.

10.5	Amendment Number Five to Amended and Restated Note Purchase Agreement dated November 25, 2003 among Option One Loan Warehouse Corporation, Option One Owner Trust 2001—2 and Bank of America, N.A.

10.6	Amendment Number One to Second Amended and Restated Sale and Servicing Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1A, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank N.A.

10.7	Amendment Number One to Second Amended and Restated Sale and Servicing Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1B, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank N.A.

10.8	Description of Executive Officer Cash Compensation.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

Mark A. Ernst
Chairman of the Board, President
and Chief Executive Officer
September 8, 2005

William L. Trubeck
Executive Vice President and
Chief Financial Officer
September 8, 2005