Form 10-Q
period 2005-10-31
H&R BLOCK INC
filed 2005-12-12
CIK 12659

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on November 30, 2005 was 327,638,203 shares.

Form 10-Q for the Period Ended October 31, 2005

Page
PART I Financial Information

Item 1. Condensed Consolidated Balance Sheets October 31, 2005 and April 30, 2005	1

Condensed Consolidated Statements of Income and Comprehensive Income Three and Six Months Ended October 31, 2005 and 2004 (Restated)	2

Condensed Consolidated Statements of Cash Flows Six Months Ended October 31, 2005 and 2004 (Restated)	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	41

Item 4. Controls and Procedures	41

PART II Other Information

Item 1. Legal Proceedings	43

Item 2. Unregistered Sales of Equity Securities	45

Item 4. Submission of Matters to a Vote of Security Holders	45

Item 6. Exhibits	46

SIGNATURES	48
Amended and Restated Sale and Servicing Agreement
Amended and Restated Note Purchase Agreement
Amended and Restated Five-Year Credit and Guarantee Agreement
Five-Year Credit and Guarantee Agreement
Sale and Servicing Agreement
Note Purchase Agreement
Indenture
Omnibus Amendment No. 1
Other Income License Agreement
Employment Agreement - Jeff Nachbor
Amendment No. Six to Amended/Restated Note Purchase Agreement
Amendment No. Two to Amended/Restated Sale & Servicing Agreement
Amendment No. Three to Amended/Restated Sale & Servicing Agreement
HSBC Retail Settlement Products Distribution Agreement
HSBC Digital Settlement Products Distribution Agreement
HSBC Refund Anticipation Loan Participation Agreement
HSBC Settlement Products Servicing Agreement
Appendix of Defined Terms and Rules of Construction
Sale and Servicing Agreement
Note Purchase Agreement
Indenture
Fourth Amended/Restated Loan Purchase & Contribution Agreement
Second Amendment to 2nd Amended/Restated Refund Anticipation Loan Operations Agreement
Certification by CEO Pursuant to Section 302
Certification by CFO Pursuant to Section 302
Certification by CEO Furnished Pursuant to 18 U.S.C. 1350
Certification by CFO Furnished Pursuant to 18 U.S.C. 1350

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in 000s, except share amounts)
	October 31, 2005	April 30, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$392,490	$1,100,213
Cash and cash equivalents — restricted	464,480	516,909
Marketable securities — trading	114,136	11,790
Receivables from customers, brokers, dealers and clearing organizations, net	577,506	590,226
Receivables, less allowance for doubtful accounts of $59,332 and $38,879	693,302	418,788
Prepaid expenses and other current assets	464,005	432,708

Total current assets	2,705,919	3,070,634

Residual interests in securitizations — available-for-sale	142,782	205,936
Beneficial interest in Trusts — trading	169,378	215,367
Mortgage servicing rights	245,928	166,614
Property and equipment, at cost less accumulated depreciation and amortization of $714,971 and $658,425	362,041	330,150
Intangible assets, net	247,849	247,092
Goodwill, net	1,087,587	1,015,947
Other assets	335,695	287,543

Total assets	$5,297,179	$5,539,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Commercial paper	$498,175	$—
Current portion of long-term debt	16,946	25,545
Accounts payable to customers, brokers and dealers	846,913	950,684
Accounts payable, accrued expenses and other current liabilities	639,812	564,749
Accrued salaries, wages and payroll taxes	170,056	318,644
Accrued income taxes	204,725	349,298

Total current liabilities	2,376,627	2,208,920

Long-term debt	917,884	923,073
Other noncurrent liabilites	428,395	430,919

Total liabilities	3,722,906	3,562,912

Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, 435,890,796 shares issued at October 31, 2005 and April 30, 2005	4,359	4,359
Additional paid-in capital	612,207	598,388
Accumulated other comprehensive income	44,463	68,718
Retained earnings	2,996,805	3,188,785
Less cost of 110,565,669 and 104,649,850 shares of common stock in treasury	(2,083,561)	(1,883,879)

Total stockholders’ equity	1,574,273	1,976,371

Total liabilities and stockholders’ equity	$5,297,179	$5,539,283

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited, amounts in 000s,
except per share amounts)
	Three months ended October 31,		Six months ended October 31,
		Restated		Restated
	2005	2004	2005	2004

Revenues:
Service revenues	$384,263	$290,232	$699,391	$538,820
Other revenues:
Gains on sales of mortgage assets, net	147,267	184,148	383,698	367,508
Interest income	55,010	48,552	104,263	88,272
Product and other revenues	18,503	19,021	32,684	33,904

	605,043	541,953	1,220,036	1,028,504

Operating expenses:
Cost of services	387,217	324,084	730,435	615,059
Cost of other revenues	134,864	96,249	258,221	174,644
Selling, general and administrative	206,549	184,867	395,801	345,063

	728,630	605,200	1,384,457	1,134,766

Operating loss	(123,587)	(63,247)	(164,421)	(106,262)
Interest expense	12,385	18,081	24,820	35,874
Other income, net	2,843	1,510	10,243	3,518

Loss before taxes	(133,129)	(79,818)	(178,998)	(138,618)
Income tax benefit	(46,854)	(29,946)	(64,399)	(52,004)

Net loss	$(86,275)	$(49,872)	$(114,599)	$(86,614)

Basic and diluted loss per share	$(0.26)	$(0.15)	$(0.35)	$(0.26)

Basic and diluted shares	326,047	329,372	328,381	333,442

Dividends per share	$.13	$.11	$.24	$.21

Comprehensive income (loss):
Net loss	$(86,275)	$(49,872)	$(114,599)	$(86,614)
Change in unrealized gain on available-for-sale securities, net	(23,653)	8,084	(29,464)	29,554
Change in foreign currency translation adjustments	4,385	8,371	5,209	8,041

Comprehensive income (loss)	$(105,543)	$(33,417)	$(138,854)	$(49,019)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in 000s)
		Restated
Six months ended October 31,	2005	2004

Cash flows from operating activities:
Net loss	$(114,599)	$(86,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,173	80,267
Accretion of residual interests in securitizations	(64,341)	(63,514)
Impairments of available-for-sale residual interests	20,613	2,609
Additions to trading securities — residual interests in securitizations, net	(185,645)	(68,618)
Proceeds from net interest margin transactions, net	85,472	53,348
Realized gain on sale of available-for-sale residual interests	(28,675)	—
Additions to mortgage servicing rights	(136,294)	(58,894)
Amortization and impairment of mortgage servicing rights	56,980	38,653
Net change in beneficial interest in Trusts	45,989	25,524
Other, net of acquisitions	(474,532)	(590,035)

Net cash used in operating activities	(704,859)	(667,274)

Cash flows from investing activities:
Cash received from available-for-sale residual interests	64,377	73,477
Cash received from sale of available-for-sale residual interests	30,497	—
Purchases of property and equipment, net	(77,635)	(60,598)
Payments made for business acquisitions, net of cash acquired	(200,309)	(5,472)
Other, net	13,151	12,138

Net cash provided by (used in) investing activities	(169,919)	19,545

Cash flows from financing activities:
Repayments of commercial paper	(1,101,729)	(1,376,877)
Proceeds from issuance of commercial paper	1,599,904	1,692,933
Proceeds from issuance of long-term debt, net	—	395,221
Dividends paid	(77,381)	(69,997)
Acquisition of treasury shares	(259,745)	(529,558)
Proceeds from issuance of common stock	48,001	53,933
Other, net	(41,995)	(24,600)

Net cash provided by financing activities	167,055	141,055

Net decrease in cash and cash equivalents	(707,723)	(506,674)
Cash and cash equivalents at beginning of the period	1,100,213	1,072,745

Cash and cash equivalents at end of the period	$392,490	$566,071

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	Basis of Presentation

The condensed consolidated balance sheet as of October 31, 2005, the condensed consolidated statements of income and comprehensive income for the three and six months ended October 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the six months ended October 31, 2005 and 2004 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2005 and for all periods presented have been made.
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
     On June 8, 2005, our Board of Directors declared a two-for-one stock split of the Company’s Common Stock in the form of a 100% stock distribution, effective August 22, 2005, to shareholders of record as of the close of business on August 1, 2005. All share and per share amounts in this document have been adjusted to reflect the effect of the stock split.
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
2.	Restatement of Previously Issued Financial Statements

On June 7, 2005, management and the Audit Committee of the Board of Directors determined that restatement of our previously issued consolidated financial statements, including financial statements for the three and six months ended October 31, 2004, was appropriate as a result of the errors noted below. All amounts listed are pretax, unless otherwise noted.
▪	An error in calculating the gain on sale of residual interests in fiscal year 2003. This error was corrected by deferring a portion of the gain on sale of residual interests as of the transaction date in fiscal year 2003 and recognizing revenue from the sale as interest income from accretion of residual interests in subsequent periods. Interest income from accretion increased $2.7 million and $5.7 million for the three and six months ended October 31, 2004, respectively. This correction also decreased impairments of residual interests $0.9 million for the six months ended October 31, 2004 and decreased comprehensive income $1.7 million and $4.0 million for the three and six months ended October 31, 2004, respectively.

▪	An error in the calculation of an incentive compensation accrual at our Mortgage Services segment as of April 30, 2004. This error resulted in an overstatement of compensation expense for the six months ended October 31, 2004 of $12.1 million.

▪	An error in accounting for leased properties related to rent holidays and mandatory rent escalation in our Tax Services, Mortgage Services and Investment Services segments. Rent expense was understated for the three and six months ended October 31, 2004 by $0.4 million and $0.6 million, respectively.

▪	An error from the capitalization of certain branch office costs at our Investment Services segment, which should have been expensed as incurred. This error resulted in an understatement of occupancy expenses and an overstatement of depreciation expense and capital expenditures, resulting in a net overstatement of operating expenses of $5.7 million and $5.5 million for the three and six months ended October 31, 2004, respectively.

▪	Errors related to accounting for acquisitions at our Business Services and Investment Services segments, the largest of which was the acquisition of OLDE in fiscal year 2000. Amortization of customer relationships was understated by $1.8 million and $3.7 million for the three and six months ended October 31, 2004, respectively, and the provision for income taxes was overstated by approximately $3.7 million and $7.5 million, respectively.
     Notes 5, 6, 8, 12, and 14 have been restated to reflect the above described adjustments.
     The following is a summary of the impact of the restatement on our condensed consolidated statement of income and comprehensive income for the three and six months ended October 31, 2004:

(in 000s, except per share amounts)
	Three months ended October 31, 2004			Six months ended October 31, 2004
	As Previously			As Previously
	Reported (1)	Adjustments	Restated	Reported (1)	Adjustments	Restated

Gain on sale of mortgage assets, net	$184,114	$34	$184,148	$366,648	$860	$367,508
Interest income	45,888	2,664	48,552	82,594	5,678	88,272
Total revenues	539,255	2,698	541,953	1,021,966	6,538	1,028,504
Total operating expenses	608,608	(3,408)	605,200	1,148,098	(13,332)	1,134,766
Operating loss	(69,353)	6,106	(63,247)	(126,132)	19,870	(106,262)
Loss before taxes	(85,924)	6,106	(79,818)	(158,488)	19,870	(138,618)
Income tax benefit	(33,725)	3,779	(29,946)	(62,206)	10,202	(52,004)
Net loss	(52,199)	2,327	(49,872)	(96,282)	9,668	(86,614)

Basic and diluted loss per share	$(0.16)	$.01	$(0.15)	$(0.29)	$.03	$(0.26)

Change in unrealized gain on available-for-sale securities, net	$9,752	$(1,668)	$8,084	$33,595	$(4,041)	$29,554
Comprehensive income	(34,076)	659	(33,417)	(54,646)	5,627	(49,019)

(1)	Amounts presented “as previously reported” have been reclassified to conform to current year presentation. See discussion of reclassifications in note 1.
     The following is a summary of the impact of the restatement on our condensed consolidated statement of cash flows for the six months ended October 31, 2004:

(in 000s)
	As Previously
Six months ended October 31, 2004	Reported (1)	Adjustments	Restated

Net loss	$(96,282)	$9,668	$(86,614)
Depreciation and amortization	76,768	3,499	80,267
Accretion of residual interests in securitizations	(57,835)	(5,679)	(63,514)
Impairment of available-for-sale residual interests	3,469	(860)	2,609
Other, net of acquisitions	(588,756)	(1,279)	(590,035)
Net cash used in operating activities	(672,623)	5,349	(667,274)

Purchases of property and equipment, net	(55,249)	(5,349)	(60,598)
Net cash provided by (used in) investing activities	24,894	(5,349)	19,545

(1)	Amounts presented “as previously reported” have been reclassified to conform to current year presentation. See discussion of reclassifications in note 1.
     The restatement had no impact on our cash flows from financing activities as previously reported.
3.	Business Combinations

Effective October 1, 2005, we acquired all outstanding common stock of American Express Tax and Business Services, Inc. for cash payments totaling $191.4 million. The initial purchase price is subject to a post-closing adjustment based upon determination of the final September 30, 2005 net asset value. Results related to American Express Tax and Business Services, Inc. have been included in our condensed consolidated financial statements since October 1, 2005. Pro forma results of operations have not been presented because the effects of this acquisition were not material to our results. The accompanying balance sheet reflects a preliminary allocation of the purchase price to assets acquired and liabilities assumed as follows:

(in 000s)

Property and equipment	$18,590
Other assets	136,169
Liabilities	(57,420)
Amortizing intangible assets	28,100
Goodwill	65,987

Total cash paid	$191,426

     Goodwill recognized in these transactions is included in the Business Services segment and is not deductible for tax purposes. The preliminary purchase price allocations are subject to change and will be adjusted based upon resolution of several matters including, but not limited to, the following:
▪	Determination of the post-closing adjustment and final purchase price;

▪	Completion of our valuation of intangible assets and determination of useful lives;

▪	Determination of final liabilities relating to planned exit activities; and

▪	Determination of the tax basis of acquired assets and liabilities, and deferred tax balances of the acquired business.
4.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings (loss) per share except in those periods with a loss. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 32.6 million shares of stock for the three and six months ended October 31, 2005 and 35.2 million shares for the three and six months ended October 31, 2004, as the effect would be antidilutive due to the net loss recorded during the periods.
     The weighted average shares outstanding for the three and six months ended October 31, 2005 decreased to 326.0 million and 328.4 million, respectively, from 329.4 million and 333.4 million last year, primarily due to our purchases of treasury shares. The effect of these purchases was partially offset by the issuance of treasury shares related to our stock-based compensation plans.
     During each of the six month periods ended October 31, 2005 and 2004, we issued 3.3 million shares of common stock pursuant to the exercise of stock options, employee stock purchases and awards of restricted shares, in accordance with our stock-based compensation plans.
     During the six months ended October 31, 2005, we acquired 9.2 million shares of our common stock, of which 9.0 million shares were purchased from third parties with the remaining shares swapped or surrendered to us, at an aggregate cost of $259.7 million. During the six months ended October 31, 2004, we acquired 22.5 million shares of our common stock, nearly all of which were purchased from third parties, at an aggregate cost of $529.6 million.
5.	Mortgage Banking Activities
Activity related to available-for-sale residual interests in securitizations consists of the following:

(in 000s)
		Restated
Six months ended October 31,	2005	2004

Balance, beginning of period	$205,936	$210,973
Additions from net interest margin (NIM) transactions	8,724	15,270
Cash received	(64,377)	(73,477)
Cash received on sale of residual interests	(30,497)	—
Accretion	61,925	63,514
Impairments of fair value	(20,613)	(2,609)
Other	366	—
Changes in unrealized holding gains, net	(18,682)	47,832

Balance, end of period	$142,782	$261,503

     We sold $23.3 billion and $13.3 billion of mortgage loans in loan sales to warehouse trusts (Trusts) or other buyers during the six months ended October 31, 2005 and 2004, respectively, with gains totaling $288.8 million and $372.0 million, respectively, recorded on these sales.

     Net additions to trading residual interests recorded in connection with the securitization of mortgage loans totaled $185.6 million and $68.6 million during the six months ended October 31, 2005 and 2004, respectively. Trading residuals valued at $94.2 million were securitized in net interest margin (NIM) transactions during the current year, with net cash proceeds of $85.5 million received in connection with NIM transactions. In the prior year, all trading residuals, which totaled $68.6 million, were securitized with net cash proceeds of $53.3 million received on the transactions. Total net additions to residual interests from NIM transactions for the six months ended October 31, 2005 and 2004 were $8.7 million and $15.3 million, respectively.
     During the six months ended October 31, 2005, we completed the sale of $40.5 million of previously securitized residual interests and recorded a gain of $28.7 million. We received cash proceeds of $30.5 million and retained a $10.0 million residual interest in the sale. This sale accelerates cash flows from the residual interests and recognition of unrealized gains included in other comprehensive income.
     At October 31, 2005, we had $93.9 million in residual interests classified as trading securities. These residual interests are the result of the initial securitization of mortgage loans and are expected to be securitized in a NIM transaction during our third quarter. Trading residuals are included in marketable securities — trading on the condensed consolidated balance sheet with mark-to-market adjustments included in gains on sales of mortgage assets on the condensed consolidated income statement. Such adjustments resulted in a net loss of $1.4 million and a net gain of $2.1 million for the three and six months ended October 31, 2005, respectively. Similar adjustments resulted in a net gain of $4.9 million for the three and six months ended October 31, 2004. Cash flows from trading residuals of $7.9 million were received for the six months ended October 31, 2005 and are included in operating activities in the accompanying condensed consolidated statement of cash flows. There were no such trading securities recorded as of April 30, 2005.
     Cash flows from available-for-sale residual interests of $64.4 million and $73.5 million were received from the securitization trusts for the six months ended October 31, 2005 and 2004, respectively. Cash received on available-for-sale residual interests is included in investing activities in the condensed consolidated statements of cash flows.
     Aggregate net unrealized gains on residual interests not yet accreted into income totaled $67.9 million at October 31, 2005 and $115.4 million at April 30, 2005. These unrealized gains are recorded net of deferred taxes in other comprehensive income, and may be recognized in income in future periods either through accretion or upon further securitization or sale of the related residual interest.
     Activity related to mortgage servicing rights (MSRs) consists of the following:

(in 000s)
Six months ended October 31,	2005	2004

Balance, beginning of period	$166,614	$113,821
Additions	136,294	58,894
Amortization	(56,660)	(38,653)
Impairment	(320)	—

Balance, end of period	$245,928	$134,062

     Estimated amortization of MSRs for fiscal years 2006 through 2010 is $69.9 million, $100.9 million, $48.0 million, $18.9 million and $8.2 million, respectively.
     During the current quarter, we completed an evaluation of assumptions used to value our MSRs. The changes in our assumptions as a result of this evaluation resulted in an increase to MSRs recorded in conjunction with loans originated during the second quarter. This change in assumptions increased our weighted average value of MSRs by approximately 14 basis points, primarily as a result of lower servicing costs, in particular interest paid to bondholders on monthly loan prepayments. As a result, additions to MSRs and gains on sales of mortgage loans during our second quarter were approximately $16.8 million higher than would have been recorded under our previous assumptions.

     The key weighted average assumptions we used to estimate the cash flows and values of the residual interests initially recorded during the six months ended October 31, 2005 are as follows:

Six months ended October 31,	2005	2004

Estimated credit losses	2.82%	3.08%
Discount rate	20.02%	25.00%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at closing
     The key weighted average assumptions we used to estimate the cash flows and values of the residual interests and MSRs at October 31, 2005 and April 30, 2005 are as follows:

	October 31, 2005	April 30, 2005

Estimated credit losses	2.96%	3.03%
Discount rate — residual interests	19.24%	21.01%
Discount rate — MSRs	15.00%	12.80%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at valuation date
     We originate both adjustable and fixed rate mortgage loans. A key assumption used to estimate the cash flows and values of the residual interests is average annualized prepayment speeds. Prepayment speeds include voluntary prepayments, involuntary prepayments and scheduled principal payments. Prepayment rate assumptions are as follows:

	Prior to	Months Outstanding After
	Initial Rate	Initial Rate Reset Date
	Reset Date	Zero - 3	Remaining Life

Adjustable rate mortgage loans:
With prepayment penalties	31%	70%	43%
Without prepayment penalties	37%	53%	41%
Fixed rate mortgage loans:
With prepayment penalties	30%	50%	41%
     For fixed rate mortgages without prepayment penalties, we use an average prepayment rate of 34% over the life of the loans. Prepayment rate is projected based on actual paydown including voluntary, involuntary and scheduled principal payments.
     Expected static pool credit losses are as follows:

Mortgage Loans Securitized in Fiscal Year
	Prior to 2002	2002	2003	2004	2005	2006

As of:
October 31, 2005	4.52%	2.49%	2.05%	2.16%	2.93%	2.84%
July 31, 2005	4.53%	2.53%	2.03%	2.20%	2.86%	2.70%
April 30, 2005	4.52%	2.53%	2.08%	2.30%	2.83%	—
April 30, 2004	4.46%	3.58%	4.35%	3.92%	—	—
     Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.

     At October 31, 2005, the sensitivities of the current fair value of the residual interests and MSRs to 10% and 20% adverse changes in the above key assumptions are as follows:

(dollars in 000s)
	Residential Mortgage Loans
	NIM	Beneficial Interest	Trading	Servicing
	Residuals	in Trusts	Residual	Assets

Carrying amount/fair value	$142,782	$169,378	$93,865	$245,928
Weighted average remaining life (in years)	1.4	2.1	1.9	1.3

Prepayments (including defaults):
Adverse 10% — $ impact on fair value	$4,200	$(3,523)	$(1,303)	$(32,334)
Adverse 20% — $ impact on fair value	11,888	(2,511)	(2,112)	(53,876)

Credit losses:
Adverse 10% — $ impact on fair value	$(34,306)	$(8,044)	$(3,060)	Not applicable
Adverse 20% — $ impact on fair value	(59,982)	(15,179)	(6,101)	Not applicable

Discount rate:
Adverse 10% — $ impact on fair value	$(3,572)	$(3,441)	$(2,485)	$(3,732)
Adverse 20% — $ impact on fair value	(6,924)	(6,786)	(4,849)	(7,364)

Variable interest rates (LIBOR forward curve):
Adverse 10% — $ impact on fair value	$(10,099)	$(59,826)	$3,270	Not applicable
Adverse 20% — $ impact on fair value	(19,190)	(93,728)	6,264	Not applicable
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
     Mortgage loans that have been securitized at October 31, 2005 and April 30, 2005, past due sixty days or more and the related credit losses incurred are presented below:

(in 000s)
	Total Principal		Principal Amount of
	Amount of Loans		Loans 60 Days or		Credit Losses
	Outstanding		More Past Due		(net of recoveries)
	October 31,	April 30,	October 31,	April 30,	Three months ended
	2005	2005	2005	2005	October 31, 2005	April 30, 2005

Securitized mortgage loans	$11,716,390	$10,300,805	$992,040	$1,128,376	$29,153	$21,641
Mortgage loans in warehouse Trusts	9,566,572	6,742,387	—	—	—	—

Total loans	$21,282,962	$17,043,192	$992,040	$1,128,376	$29,153	$21,641

6.	Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the six months ended October 31, 2005 consist of the following:

(in 000s)
	April 30, 2005	Additions	Other	October 31, 2005

Tax Services	$360,781	$5,648	$289	$366,718
Mortgage Services	152,467	—	—	152,467
Business Services	328,745	66,428	(725)	394,448
Investment Services	173,954	—	—	173,954

Total goodwill	$1,015,947	$72,076	$(436)	$1,087,587

     We test goodwill for impairment annually at the beginning of our fourth quarter, or more frequently if events occur indicating it is more likely than not the fair value of a reporting unit’s net assets has been reduced below its carrying value. No such impairment or events indicating impairment were identified within any of our segments during the six months ended October 31, 2005. Our evaluation of impairment is dependent upon various assumptions, including assumptions regarding projected operating results and cash flows of reporting units. Actual results could differ materially from our projections and those differences could alter our conclusions regarding the fair value of a reporting unit and its goodwill.
     Intangible assets consist of the following:

(in 000s)
	October 31, 2005			April 30, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$24,327	$(8,868)	$15,459	$23,717	$(7,207)	$16,510
Noncompete agreements	18,501	(14,607)	3,894	17,677	(11,608)	6,069
Business Services:
Customer relationships	153,186	(74,193)	78,993	130,585	(68,433)	62,152
Noncompete agreements	31,470	(12,558)	18,912	27,796	(11,274)	16,522
Trade name — amortizing	4,550	(1,030)	3,520	1,450	(995)	455
Trade name — non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769
Investment Services:
Customer relationships	293,000	(216,698)	76,302	293,000	(198,385)	94,615

Total intangible assets	$580,671	$(332,822)	$247,849	$549,862	$(302,770)	$247,092

     Amortization of intangible assets for the three and six months ended October 31, 2005 was $15.3 million and $30.6 million, respectively. Amortization of intangible assets for the three and six months ended October 31, 2004 was $15.3 million and $30.4 million, respectively. Estimated amortization of intangible assets for fiscal years 2006 through 2010 is $64.1 million, $54.5 million, $37.4 million, $14.7 million and $12.6 million, respectively.
     The goodwill and intangible assets added in the Business Services segment relate primarily to the acquisition of American Express Tax and Business Services, Inc. and are preliminary, as discussed in note 3. Additionally, due to the preliminary nature of these assets and their associated useful lives, amounts included above in estimated future amortization are subject to change.
7.	Derivative Instruments

We enter into derivative instruments to reduce risks relating to mortgage loans we originate and sell, and therefore all gains or losses are included in gains on sales of mortgage assets, net in the condensed consolidated income statements. A summary of our derivative instruments as of October 31, 2005 and April 30, 2005, and gains or losses incurred during the three and six months ended October 31, 2005 and 2004 is as follows:

(in 000s)
	Asset (Liability) Balance at		Gain (Loss) for the Three		Gain (Loss) for the Six
	October 31,	April 30,	Months Ended October 31,		Months Ended October 31,
	2005	2005	2005	2004	2005	2004

Interest rate swaps	$27,118	$(1,325)	$59,742	$(2,104)	$85,285	$(2,104)
Interest rate caps	69	12,458	162	—	802	—
Rate-lock equivalents	62	801	354	215	(738)	1,699
Prime short sales	1,329	(805)	492	(717)	1,487	(1,525)

	$28,578	$11,129	$60,750	$(2,606)	$86,836	$(1,930)

     We generally use interest rate swaps and forward loan sale commitments to reduce interest rate risk associated with non-prime loans. We generally enter into interest rate swap arrangements related to existing loan applications with rate-lock commitments and for rate-lock commitments we expect to make in the next 30 days. Interest rate swaps represent an agreement to exchange interest rate payments. These contracts increase in value as rates rise and decrease in value as rates fall. The notional amount of interest rate swaps to which we were a party at October 31, 2005 was $10.0 billion, with a weighted average duration of 1.77 years.
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
     We enter into forward loan commitments to sell our non-prime mortgage loans to manage interest rate risk. Forward loan sale commitments for non-prime loans are not considered derivative instruments and therefore cannot be recorded in our financial statements. The notional value and the contract value of the forward commitments at October 31, 2005 were $3.5 billion and $3.6 billion, respectively. Most of our forward commitments give us the option to under- or over-deliver by five to ten percent.
     In the normal course of business, we enter into commitments with our customers to fund both non-prime and prime mortgage loans for specified periods of time at “locked-in” interest rates. These derivative instruments represent commitments to fund loans (“rate-lock equivalents”). The fair value of non-prime loan commitments is calculated using a binomial option model, although we do not initially record an asset for non-prime commitments to fund loans. The fair value of prime loan commitments is calculated based on the current market pricing of short sales of FNMA, FHLMC and GNMA mortgage-backed securities and the coupon rates of the eligible loans.
     We sell short FNMA, FHLMC and GNMA mortgage-backed securities to reduce our risk related to our commitments to fund fixed-rate prime loans. The position on certain or all of the fixed-rate mortgage loans is closed approximately 10-15 days prior to standard Public Securities Association (PSA) settlement dates.
     None of our derivative instruments qualify for hedge accounting treatment as of October 31, 2005 or April 30, 2005.
8.	Stock-Based Compensation

Effective May 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), under the prospective transition method as described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Had compensation cost for all stock-based compensation plan grants been determined in accordance with the fair value accounting method prescribed under SFAS 123, our net loss and loss per share would have been as follows:

(in 000s, except per share amounts)
	Three months ended October 31,		Six months ended October 31,
		Restated		Restated
	2005	2004	2005	2004

Net loss as reported	$(86,275)	$(49,872)	$(114,599)	$(86,614)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	6,246	5,242	12,011	8,342
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(8,790)	(7,923)	(17,098)	(13,705)

Pro forma net loss	$(88,819)	$(52,553)	$(119,686)	$(91,977)

Basic and diluted loss per share:
As reported	$(0.26)	$(0.15)	$(0.35)	$(0.26)
Pro forma	(0.27)	(0.16)	(0.36)	(0.28)
9.	Supplemental Cash Flow Information

During the six months ended October 31, 2005, we paid $169.2 million and $50.1 million for income taxes and interest, respectively. During the six months ended October 31, 2004, we paid $316.8 million and $37.3 million for income taxes and interest, respectively. See note 3 for discussion of cash payments made, assets acquired and liabilities assumed related to our acquisition of American Express Tax and Business Services, Inc.

     The following transactions were treated as non-cash investing activities in the condensed consolidated statement of cash flows:

(in 000s)
Six months ended October 31,	2005	2004

Residual interest mark-to-market	$25,791	$88,867
Additions to residual interests	8,724	15,270
10.	Commitments and Contingencies

We maintain two unsecured committed lines of credit (CLOCs) for working capital, support of our commercial paper program and general corporate purposes. The two CLOCs are from a consortium of thirty-one banks and expire in August 2010. These lines are subject to various affirmative and negative covenants, including a minimum net worth covenant. These CLOCs were undrawn at October 31, 2005.
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

(in 000s)
Six months ended October 31,	2005	2004
Balance, beginning of period	$130,762	$123,048
Amounts deferred for new guarantees issued	1,107	798
Revenue recognized on previous deferrals	(44,476)	(41,627)

Balance, end of period	$87,393	$82,219

     We have commitments to fund mortgage loans to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments to fund loans amounted to $4.1 billion and $3.9 billion at October 31, 2005 and April 30, 2005, respectively. External market forces impact the probability of commitments being exercised, and therefore, total commitments outstanding do not necessarily represent future cash requirements.
     We have entered into loan sale agreements with investors in the normal course of business, which include standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require us to repurchase loans previously sold. A liability has been established related to the potential loss on repurchase of loans previously sold of $54.9 million and $41.2 million at October 31, 2005 and April 30, 2005, respectively, based on historical experience. Repurchased loans are normally sold in subsequent sale transactions.
     Option One Mortgage Corporation provides a guarantee up to a maximum amount equal to approximately 10% of the aggregate principal balance of mortgage loans held by the Trusts before ultimate disposition of the loans. This guarantee would be called upon in the event adequate proceeds were not available from the sale of the mortgage loans to satisfy the payment obligations of the Trusts. No losses have been sustained on this commitment since its inception. The total principal amount of Trust obligations outstanding as of October 31, 2005 and April 30, 2005 was $9.5 billion and $6.7 billion, respectively. The fair value of mortgage loans held by the Trusts as of October 31, 2005 and April 30, 2005 was $9.6 billion and $6.8 billion, respectively.
     We have various contingent purchase price obligations in connection with prior acquisitions. In many cases, contingent payments to be made in connection with these acquisitions are not subject to a stated limit. We estimate the potential payments (undiscounted) total approximately $8.8 million and $5.1 million as of October 31, 2005 and April 30, 2005, respectively. Our estimate is based on current financial conditions. Should actual results differ materially from our assumptions, the potential payments will differ from the above estimate. Such payments, if and when paid, would be recorded as additional cost of the acquired business, generally goodwill.
     We have contractual commitments to fund certain franchises requesting draws on Franchise Equity Lines of Credit (FELCs). Our commitment to fund FELCs as of October 31, 2005 and April 30, 2005 totaled $72.1 million and $68.9 million, respectively. We have a receivable of $47.9 million and $39.0 million, which represents the amounts drawn on the FELCs, as of October 31, 2005 and April 30, 2005, respectively.
     We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees, including obligations to protect counterparties from losses arising from the following: (a) tax, legal and other risks related to the purchase or disposition of businesses; (b) penalties and interest assessed by Federal and state taxing authorities in connection with tax returns prepared for clients; (c) indemnification of our directors and officers; and (d) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance that such claims will not be successfully asserted, we believe the fair value of these guarantees and indemnifications is not material as of October 31, 2005.
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
     In addition to the aforementioned types of cases, we are parties to claims and lawsuits that we consider to be ordinary, routine disputes incidental to our business (Other Claims and Lawsuits), including claims and lawsuits concerning the preparation of customers’ income tax returns, the fees charged customers for various services, investment products, relationships with franchisees, contract disputes, employment matters and civil actions, arbitrations, regulatory inquiries and class actions arising out of our business as a broker-dealer and as a servicer of mortgage loans. We believe we have meritorious defenses to each of the Other Claims and Lawsuits and are defending them vigorously. Although we cannot provide assurance we will ultimately prevail in each instance, we believe that amounts, if any, required to be paid in the discharge of liabilities or settlements pertaining to Other Claims and Lawsuits will not have a material adverse effect on our consolidated financial statements. Regardless of outcome, claims and litigation can adversely affect us due to defense costs, diversion of management attention and time, and publicity related to such matters.
     It is our policy to accrue for amounts related to legal matters if it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Many of the various legal proceedings are covered in whole or in part by insurance. Any receivable for insurance recoveries is recorded separately from the corresponding litigation reserve, and only if recovery is determined to be probable. Receivables for insurance recoveries at October 31, 2005 were immaterial.

12.	Segment Information

Information concerning our operations by reportable operating segment is as follows:

(in 000s)
	Three months ended October 31,		Six months ended October 31,
		Restated		Restated
	2005	2004	2005	2004

Revenues:
Tax Services	$80,813	$74,106	$138,004	$124,553
Mortgage Services	286,151	284,332	646,589	556,305
Business Services	166,805	129,047	293,651	238,149
Investment Services	70,018	53,761	138,001	107,342
Corporate	1,256	707	3,791	2,155

	$605,043	$541,953	$1,220,036	$1,028,504

Pretax income (loss):
Tax Services	$(142,864)	$(133,932)	$(287,370)	$(246,578)
Mortgage Services	46,239	108,472	180,707	217,497
Business Services	(2,143)	(4,892)	(8,908)	(14,937)
Investment Services	(7,906)	(20,764)	(15,458)	(41,107)
Corporate	(26,455)	(28,702)	(47,969)	(53,493)

Loss before taxes	$(133,129)	$(79,818)	$(178,998)	$(138,618)

13.	New Accounting Pronouncements

Exposure Drafts — Amendments of SFAS 140

In August 2005, the Financial Accounting Standards Board (FASB) issued three exposure drafts which amend Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”
     The first exposure draft seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets that are held by a transferor. Our current off-balance sheet warehouse facilities (the Trusts) in our Mortgage Services segment would be required to be consolidated in our financial statements based on the provisions of the exposure draft. We will continue to monitor the status of the exposure draft and consider what changes, if any, could be made to the structure of the Trusts to continue to derecognize mortgage loans transferred to the Trusts. At October 31, 2005, the Trusts held loans totaling $9.5 billion, which we would be required to consolidate into our financial statements under the provisions of this exposure draft.
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
     The final standard for the first exposure draft is scheduled to be issued in the second quarter of calendar year 2006, and the final standards for the second and third exposure drafts are scheduled for the first quarter of calendar year 2006.

American Jobs Creation Act

In October 2004, the American Jobs Creation Act (the Act) was signed into law. The Act introduces a one-time deduction for dividends received from the repatriation of certain foreign earnings, provided certain criteria are met. During the three months ended October 31, 2005, we completed our evaluation of the effects of the Act, and have elected not to repatriate foreign earnings. Because we intend to indefinitely reinvest foreign earnings outside the United States, we have not provided deferred taxes on such earnings.
14.	Condensed Consolidating Financial Statements

Block Financial Corporation (BFC) is an indirect, wholly owned consolidated subsidiary of the Company. BFC is the Issuer and the Company is the Guarantor of the Senior Notes issued on April 13, 2000 and October 26, 2004. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholder’s equity and other intercompany balances and transactions.

Condensed Consolidating Income Statements	(in 000s)
Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2005	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$395,825	$213,175	$(3,957)	$605,043

Cost of services	—	115,818	271,356	43	387,217
Cost of other revenues	—	129,316	5,548	—	134,864
Selling, general and administrative	—	96,960	113,589	(4,000)	206,549

Total expenses	—	342,094	390,493	(3,957)	728,630

Operating income (loss)	—	53,731	(177,318)	—	(123,587)
Interest expense	—	11,811	574	—	12,385
Other income, net	(133,129)	—	2,843	133,129	2,843

Income (loss) before taxes	(133,129)	41,920	(175,049)	133,129	(133,129)
Income taxes (benefit)	(46,854)	15,955	(62,809)	46,854	(46,854)

Net income (loss)	$(86,275)	$25,965	$(112,240)	$86,275	$(86,275)

Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2004 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$340,865	$204,440	$(3,352)	$541,953

Cost of services	—	93,705	230,316	63	324,084
Cost of other revenues	—	90,764	5,485	—	96,249
Selling, general and administrative	—	71,454	116,828	(3,415)	184,867

Total expenses	—	255,923	352,629	(3,352)	605,200

Operating income (loss)	—	84,942	(148,189)	—	(63,247)
Interest expense	—	17,348	733	—	18,081
Other income, net	(79,818)	—	1,510	79,818	1,510

Income (loss) before taxes	(79,818)	67,594	(147,412)	79,818	(79,818)
Income taxes (benefit)	(29,946)	24,879	(54,825)	29,946	(29,946)

Net income (loss)	$(49,872)	$42,715	$(92,587)	$49,872	$(49,872)

Six months ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2005	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$856,465	$370,840	$(7,269)	$1,220,036

Cost of service revenues	—	225,171	505,132	132	730,435
Cost of other revenues	—	250,216	8,005	—	258,221
Selling, general and administrative	—	188,148	215,054	(7,401)	395,801

Total expenses	—	663,535	728,191	(7,269)	1,384,457

Operating income (loss)	—	192,930	(357,351)	—	(164,421)
Interest expense	—	23,621	1,199	—	24,820
Other income, net	(178,998)	—	10,243	178,998	10,243

Income (loss) before taxes	(178,998)	169,309	(348,307)	178,998	(178,998)
Income taxes (benefit)	(64,399)	64,341	(128,740)	64,399	(64,399)

Net income (loss)	$(114,599)	$104,968	$(219,567)	$114,599	$(114,599)

Six months ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2004 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$669,468	$365,655	$(6,619)	$1,028,504

Cost of services	—	186,970	427,980	109	615,059
Cost of other revenues	—	167,745	6,899	—	174,644
Selling, general and administrative	—	143,642	208,149	(6,728)	345,063

Total expenses	—	498,357	643,028	(6,619)	1,134,766

Operating income (loss)	—	171,111	(277,373)	—	(106,262)
Interest expense	—	34,150	1,724	—	35,874
Other income, net	(138,618)	—	3,518	138,618	3,518

Income (loss) before taxes	(138,618)	136,961	(275,579)	138,618	(138,618)
Income taxes (benefit)	(52,004)	50,448	(102,452)	52,004	(52,004)

Net income (loss)	$(86,614)	$86,513	$(173,127)	$86,614	$(86,614)

Condensed Consolidating Balance Sheets	(in 000s)
	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2005	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$184,945	$207,545	$—	$392,490
Cash & cash equivalents — restricted	—	405,743	58,737	—	464,480
Receivables from customers, brokers and dealers, net	—	577,506	—	—	577,506
Receivables, net	1,724	376,076	315,502	—	693,302
Intangible assets and goodwill, net	—	405,600	929,836	—	1,335,436
Investments in subsidiaries	4,741,203	215	539	(4,741,203)	754
Other assets	—	1,476,631	356,197	383	1,833,211

Total assets	$4,742,927	$3,426,716	$1,868,356	$(4,740,820)	$5,297,179

Commercial paper	$—	$498,175	$—	$—	$498,175
Accts. payable to customers, brokers and dealers	—	846,913	—	—	846,913
Long-term debt	—	897,008	20,876	—	917,884
Other liabilities	2	554,760	905,172	—	1,459,934
Net intercompany advances	3,168,652	(990,193)	(2,178,842)	383	—
Stockholders’ equity	1,574,273	1,620,053	3,121,150	(4,741,203)	1,574,273

Total liabilities and stockholders’ equity	$4,742,927	$3,426,716	$1,868,356	$(4,740,820)	$5,297,179

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2005	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$162,983	$937,230	$—	$1,100,213
Cash & cash equivalents — restricted	—	488,761	28,148	—	516,909
Receivables from customers, brokers and dealers, net	—	590,226	—	—	590,226
Receivables, net	101	199,990	218,697	—	418,788
Intangible assets and goodwill, net	—	421,036	842,003	—	1,263,039
Investments in subsidiaries	4,878,783	210	449	(4,878,783)	659
Other assets	—	1,407,082	243,007	(640)	1,649,449

Total assets	$4,878,884	$3,270,288	$2,269,534	$(4,879,423)	$5,539,283

Accts. payable to customers, brokers and dealers	$—	$950,684	$—	$—	$950,684
Long-term debt	—	896,591	26,482	—	923,073
Other liabilities	2	532,562	1,156,583	8	1,689,155
Net intercompany advances	2,902,511	(653,908)	(2,250,521)	1,918	—
Stockholders’ equity	1,976,371	1,544,359	3,336,990	(4,881,349)	1,976,371

Total liabilities and stockholders’ equity	$4,878,884	$3,270,288	$2,269,534	$(4,879,423)	$5,539,283

Condensed Consolidating Statements of Cash Flows					(in 000s)
Six months ended	H&R Block, Inc.	BFC	Other	Consolidated
October 31, 2005	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$24,257	$(215,016)	$(514,100)	$—	$(704,859)

Cash flows from investing:
Cash received on residuals	—	64,377	—	—	64,377
Cash received on sale of residuals	—	30,497	—	—	30,497
Purchase property & equipment	—	(20,228)	(57,407)	—	(77,635)
Payments for business acquisitions	—	(2,948)	(197,361)	—	(200,309)
Net intercompany advances	264,868	—	—	(264,868)	—
Other, net	—	—	13,151	—	13,151

Net cash provided by (used in) investing activities	264,868	71,698	(241,617)	(264,868)	(169,919)

Cash flows from financing:
Repayments of commercial paper	—	(1,101,729)	—	—	(1,101,729)
Proceeds from commercial paper	—	1,599,904	—	—	1,599,904
Dividends paid	(77,381)	—	—	—	(77,381)
Acquisition of treasury shares	(259,745)	—	—	—	(259,745)
Proceeds from common stock	48,001	—	—	—	48,001
Net intercompany advances	—	(336,285)	71,417	264,868	—
Other, net	—	3,390	(45,385)	—	(41,995)

Net cash provided by (used in) financing activities	(289,125)	165,280	26,032	264,868	167,055

Net increase (decrease) in cash	—	21,962	(729,685)	—	(707,723)
Cash — beginning of period	—	162,983	937,230	—	1,100,213

Cash — end of period	$—	$184,945	$207,545	$—	$392,490

Six months ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2004 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$810	$40,187	$(708,271)	$—	$(667,274)

Cash flows from investing:
Cash received on residuals	—	73,477	—	—	73,477
Purchase property & equipment	—	(18,135)	(42,463)	—	(60,598)
Payments for business acquisitions	—	—	(5,472)	—	(5,742)
Net intercompany advances	544,812	—	—	(544,812)	—
Other, net	—	(96)	12,234	—	12,138

Net cash provided by (used in) investing activities	544,812	55,246	(35,701)	(544,812)	19,545

Cash flows from financing:
Repayments of commercial paper	—	(1,376,877)	—	—	(1,376,877)
Proceeds from commercial paper	—	1,692,933	—	—	1,692,933
Proceeds from long-term debt	—	395,221	—	—	395,221
Dividends paid	(69,997)	—	—	—	(69,997)
Acquisition of treasury shares	(529,558)	—	—	—	(529,558)
Proceeds from common stock	53,933	—	—	—	53,933
Net intercompany advances	—	(773,781)	228,969	544,812	—
Other, net	—	—	(24,600)	—	(24,600)

Net cash provided by (used in) financing activities	(545,622)	(62,504)	204,369	544,812	141,055

Net increase (decrease) in cash	—	32,929	(539,603)	—	(506,674)
Cash – beginning of period	—	133,188	939,557	—	1,072,745

Cash – end of period	$—	$166,117	$399,954	$—	$566,071

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
H&R Block is a diversified company delivering tax services and financial advice, investment and mortgage services, and business and consulting services. For 50 years, we have been developing relationships with millions of tax clients and our strategy is to expand on these relationships. Our Tax Services segment provides income tax return preparation services, electronic filing services and other services and products related to income tax return preparation to the general public in the United States, Canada, Australia and the United Kingdom. We also offer investment services through H&R Block Financial Advisors, Inc. (HRBFA). Our Mortgage Services segment offers a full range of home mortgage services through Option One Mortgage Corporation (OOMC) and H&R Block Mortgage Corporation (HRBMC). RSM McGladrey Business Services, Inc. (RSM), together with its attest-firm affiliations, is the fifth largest national accounting, tax and consulting firm primarily serving mid-sized businesses.
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
Consolidated H&R Block, Inc. — Operating Results

			(in 000s, except per share amounts)
	Three months ended October 31,		Six months ended October 31,
		Restated		Restated
	2005	2004	2005	2004

Revenues:
Tax Services	$80,813	$74,106	$138,004	$124,553
Mortgage Services	286,151	284,332	646,589	556,305
Business Services	166,805	129,047	293,651	238,149
Investment Services	70,018	53,761	138,001	107,342
Corporate	1,256	707	3,791	2,155

	$605,043	$541,953	$1,220,036	$1,028,504

Pretax income (loss):
Tax Services	$(142,864)	$(133,932)	$(287,370)	$(246,578)
Mortgage Services	46,239	108,472	180,707	217,497
Business Services	(2,143)	(4,892)	(8,908)	(14,937)
Investment Services	(7,906)	(20,764)	(15,458)	(41,107)
Corporate	(26,455)	(28,702)	(47,969)	(53,493)

	(133,129)	(79,818)	(178,998)	(138,618)
Income tax benefit	(46,854)	(29,946)	(64,399)	(52,004)

Net loss	$(86,275)	$(49,872)	$(114,599)	$(86,614)

Basic and diluted loss per share	$(0.26)	$(0.15)	$(0.35)	$(0.26)

OVERVIEW
A summary of our results compared to the prior year is as follows:
▪	Basic and diluted loss per share for the three months ended October 31, 2005 and 2004 was $0.26 and $0.15 per share, and $0.35 and $0.26 per share in the respective six month periods.

▪	Tax Services’ revenues increased $6.7 million and $13.5 million for the three and six months ended October 31, 2005, respectively. Tax Services’ pretax loss increased $8.9 million to $142.9 million for the quarter, while the pretax loss increased $40.8 million to $287.4 million for the six months compared to the prior year. The higher losses were primarily due to off-season costs related to offices added during fiscal year 2005 and costs incurred for new offices to be opened in the coming tax season.

▪	Mortgage Services’ revenues increased $1.8 million and $90.3 million for the three and six months ended October 31, 2005, respectively, while pretax income decreased $62.2 million and $36.8 million, respectively. Higher revenues are due to increased gains on derivatives, higher loan servicing revenue and a gain on sales of residual interests, partially offset by lower margins on mortgage loans sold. Declining profits reflect lower origination margins due to increases in funding costs outpacing our increases in coupon rates.

▪	Business Services’ revenues increased $37.8 million and $55.5 million for the three and six months ended October 31, 2005, respectively, primarily due to a higher billed rate per hour in our accounting, tax and consulting business, coupled with acquisition-related growth in our payroll processing and financial process outsourcing businesses. The acquisition of American Express Tax and Business Services, Inc., effective as of October 1, 2005, contributed $20.6 million in revenues and $3.3 million in losses since acquisition. The pretax loss for the segment improved $2.7 million and $6.0 million for the three and six month periods, primarily due to revenue growth.

▪	Investment Services’ revenues increased $16.3 million and $30.7 million for the three and six months, respectively. The pretax loss for the three and six months ended October 31, 2005 improved $12.9 million and $25.6 million, respectively. This improvement is primarily due to higher production and interest revenues, and actions implemented to reduce costs and enhance advisor performance.

▪	Our effective tax rate was 35.2% and 36.0% for the three and six months ended October 31, 2005, respectively, compared to 37.5% in the prior year periods. This decline is a result of additional discrete state income tax liabilities totaling $4.4 million we recorded during the three months ended October 31, 2005, and reduced the reported tax benefit on pretax losses in the period. We currently expect our annual effective tax rate for the fiscal year ended April 30, 2006 to be approximately 39%, increasing by 150 basis points over the prior year primarily due to higher state tax reserves in the current period and benefits from utilization of state net operating losses in the prior year.
TAX SERVICES
This segment primarily consists of our income tax preparation businesses — retail, online and software.
Tax Services — Operating Results

			(in 000s)
	Three months ended October 31,		Six months ended October 31,
		Restated		Restated
	2005	2004	2005	2004

Service revenues:
Tax preparation and related fees	$40,185	$33,933	$63,822	$52,977
Online tax services	620	609	1,253	1,309
Other services	31,644	28,722	59,978	53,059

	72,449	63,264	125,053	107,345
Royalties	4,161	3,739	6,557	5,351
Software sales	1,016	1,324	2,209	2,707
Other	3,187	5,779	4,185	9,150

Total revenues	80,813	74,106	138,004	124,553

Cost of services:
Compensation and benefits	49,255	43,239	90,152	73,923
Occupancy	62,283	52,799	121,596	103,127
Depreciation	10,328	9,636	20,497	18,614
Other	35,743	38,121	72,935	69,349

	157,609	143,795	305,180	265,013
Cost of software sales	3,852	3,985	6,737	7,152
Selling, general and administrative	62,216	60,258	113,457	98,966

Total expenses	223,677	208,038	425,374	371,131

Pretax loss	$(142,864)	$(133,932)	$(287,370)	$(246,578)

Three months ended October 31, 2005 compared to October 31, 2004
Tax Services’ revenues increased $6.7 million, or 9.1%, for the three months ended October 31, 2005 compared to the prior year.
     Tax preparation and related fees increased $6.3 million, or 18.4%, for the current quarter. This increase is primarily due to an increase in the average fee per U.S. client served, coupled with an increase in U.S. clients served in company-owned offices. The average fee per U.S. client served increased 12.6% over last year, and U.S. clients served in company-owned offices increased 7.4%. Improved performance during the Australian tax season also contributed $2.5 million of additional tax preparation revenues in the current quarter.
     Other service revenues increased $2.9 million primarily as a result of additional revenues associated with POM guarantees and Express IRAs.
     Other revenues declined $2.6 million primarily due to lower supply sales to franchises during the current quarter.
     Total expenses increased $15.6 million, or 7.5%. Cost of services for the three months ended October 31, 2005 increased $13.8 million, or 9.6%, from the prior year. Our real estate expansion efforts have contributed to a total increase of $9.1 million across all cost of services categories. Compensation and benefits increased $6.0 million primarily due to the addition of costs related to our small business initiatives in the current year, an increase in the number of off-season support staff needed for our new offices and related payroll taxes. Occupancy expenses increased $9.5 million, or 18.0%, primarily as a result of higher rent expenses, due to a 7.6% increase in company-owned offices under lease and an 8.9% increase in the average rent. Utilities and real estate taxes related to these new offices also contributed to the increase.
     The pretax loss was $142.9 million for the three months ended October 31, 2005 compared to a prior year loss of $133.9 million.
     Due to the seasonal nature of this segment’s business, operating results for the three months ended October 31, 2005 are not comparable to the three months ended July 31, 2005 and are not indicative of the expected results for the entire fiscal year.
Six months ended October 31, 2005 compared to October 31, 2004
Tax Services’ revenues increased $13.5 million, or 10.8%, for the six months ended October 31, 2005 compared to the prior year.
     Tax preparation and related fees increased $10.8 million, or 20.5%, primarily due to an increase in the average fee per U.S. client served, coupled with an increase in U.S. clients served in company-owned offices. The average fee per U.S. client served increased 11.0% over last year, and U.S. clients served in company-owned offices increased 6.6%. Additionally, the extension of the Canadian tax season into the month of May resulted in a $1.7 million increase to our current year revenues. Improved performance during the Australian tax season also contributed $2.6 million of additional tax preparation revenues in the current year.
     Other service revenues increased $6.9 million primarily as a result of additional revenues associated with POM guarantees, Express IRAs and our small business initiatives.
     Other revenues declined $5.0 million primarily due to lower supply sales to franchises.
     Total expenses increased $54.2 million, or 14.6%. Cost of services for the six months ended October 31, 2005 increased $40.2 million, or 15.2%, from the prior year. Our real estate expansion efforts have contributed to a total increase of $16.6 million across all cost of services categories. Compensation and benefits increased $16.2 million primarily due to the addition of costs related to our small business initiatives and an increase in the number of off-season support staff needed for our new offices. Occupancy expenses increased $18.5 million, or 17.9%, primarily as a result of higher rent expenses, due to a 6.8% increase in company-owned offices under lease and a 9.7% increase in the average rent. Utilities and real estate taxes related to these new offices also contributed to the increase. Other cost of service expenses increased $3.6 million primarily due to additional expenses associated with our POM program.
     Selling, general and administrative expenses increased $14.5 million over the prior year primarily due to a $7.2 million increase in legal expenses, $3.5 million in additional national office wages, $3.4 million in additional costs from corporate shared services and a $1.2 million increase in consulting expenses.

     The pretax loss was $287.4 million for the six months ended October 31, 2005 compared to a prior year loss of $246.6 million.
Fiscal 2006 outlook
Our fiscal year 2006 outlook for the Tax Services segment has not changed materially from the discussion in our April 30, 2005 Form 10-K/A. We currently believe we will meet or exceed the high-end of our goal to open between 500 and 700 company-owned and franchise offices this year.
RAL Litigation
We have been named as a defendant in a number of lawsuits alleging that we engaged in wrongdoing with respect to the RAL program. We believe we have strong defenses to the various RAL cases and will vigorously defend our position. Nevertheless, the amounts claimed by the plaintiffs are, in some instances, very substantial, and there can be no assurances as to the ultimate outcome of the pending RAL cases, or as to the impact of the RAL cases on our financial statements. See additional discussion of RAL Litigation in note 11 to the condensed consolidated financial statements and in Part II, Item 1, “Legal Proceedings.”
MORTGAGE SERVICES
This segment is primarily engaged in the origination of non-prime mortgage loans through an independent broker network, the origination of prime and non-prime mortgage loans through a retail office network, the sale and securitization of mortgage loans and residual interests, and the servicing of non-prime loans.

Mortgage Services — Operating Statistics

			(dollars in 000s)
		Restated
Three months ended	October 31, 2005	October 31, 2004	July 31, 2005

Volume of loans originated:
Wholesale (non-prime)	$11,078,960	$5,528,361	$9,537,227
Retail: Non-prime	1,111,924	800,975	950,806
Prime	429,924	183,647	399,596

	$12,620,808	$6,512,983	$10,887,629

Loan characteristics:
Weighted average FICO score (1)	629	609	623
Weighted average interest rate for borrowers (1)	7.48%	7.46%	7.52%
Weighted average loan-to-value (1)	80.6%	78.3%	81.1%

Origination margin (% of origination volume): (2)
Loan sale premium	0.55%	2.95%	2.32%
Residual cash flows from beneficial interest in Trusts	0.41%	0.80%	0.47%
Gain (loss) on derivative instruments	0.48%	(0.04%)	0.24%
Loan sale repurchase reserves	(0.16%)	(0.13%)	(0.15%)
Retained mortgage servicing rights	0.69%	0.47%	0.45%

	1.97%	4.05%	3.33%
Cost of acquisition	(0.40%)	(0.47%)	(0.48%)
Direct origination expenses	(0.56%)	(0.75%)	(0.57%)

Net gain on sale — gross margin (3)	1.01%	2.83%	2.28%
Other revenues	0.02%	0.03%	0.01%
Other cost of origination	(1.23%)	(1.72%)	(1.37%)

Net margin	(0.20%)	1.14%	0.92%

Total cost of origination	1.79%	2.47%	1.94%
Total cost of origination and acquisition	2.19%	2.94%	2.42%

Loan delivery:
Loan sales	$12,497,526	$6,560,780	$10,843,006
Execution price (4)	1.63%	2.94%	2.50%

(1)	Represents non-prime production.

(2)	See “Reconciliation of Non-GAAP Financial Information” on page 41.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

(4)	Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Mortgage Services — Operating Results

			(in 000s)
		Restated
Three months ended	October 31, 2005	October 31, 2004	July 31, 2005

Components of gains on sales:
Gain on mortgage loans	$66,580	$186,754	$222,220
Gain (loss) on derivatives	60,750	(2,606)	26,086
Gain on sales of residual interests	28,675	—	—
Impairment of residual interests	(8,738)	—	(11,875)

	147,267	184,148	236,431

Interest income:
Accretion — residual interests	33,564	34,837	30,777
Other interest income	4,605	2,444	2,768

	38,169	37,281	33,545

Loan servicing revenue	100,386	62,596	90,269
Other	329	307	193

Total revenues	286,151	284,332	360,438

Cost of services	67,811	52,931	64,392
Cost of other revenues:
Compensation and benefits	84,151	55,214	80,283
Occupancy	10,531	8,913	12,629
Other	28,737	21,062	22,878

	123,419	85,189	115,790
Selling, general and administrative	48,682	37,740	45,788

Total expenses	239,912	175,860	225,970

Pretax income	$46,239	$108,472	$134,468

Three months ended October 31, 2005 compared to October 31, 2004
Mortgage Services’ revenues increased $1.8 million, or 0.6%, for the three months ended October 31, 2005 compared to the prior year. Revenues increased as a result of higher gains on derivatives, higher loan servicing revenue and a gain on sales of residual interests, offset by lower margins on mortgage loans sold.
The following table summarizes the key drivers of gains on sales of mortgage loans:

		(dollars in 000s)
Three months ended October 31,	2005	2004

Application process:
Total number of applications	105,444	72,699
Number of sales associates (1)	3,910	3,369
Closing ratio (2)	63.8%	57.0%
Originations:
Total number of originations	67,264	41,422
Weighted average interest rate for borrowers (WAC)	7.48%	7.46%
Average loan size	$188	$157
Total originations	$12,620,808	$6,512,983
Direct origination and acquisition expenses, net	$120,981	$79,850
Revenue (loan value):
Net gain on sale — gross margin (3)	1.01%	2.83%

(1)	Includes all direct sales and back office sales support associates.

(2)	Percentage of loans funded divided by total applications in the period.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.
     Despite substantial increases in loan origination volume, gains on sales of mortgage loans decreased $120.2 million, primarily as a result of rapidly rising two-year swap rates, additional credit enhancement requirements by rating agencies and moderating demand by loan buyers. Market interest rates, based on the two-year swap, increased from an average of 2.88% last year to 4.46% in the current quarter. However, our WAC increased only 2 basis points, up to 7.48% from 7.46% in the prior year. Because our WAC was not more aligned with market rates, and because of increases in our funding costs offset by derivative gains, our gross margin declined 182 basis points, to 1.01% from 2.83% last year. Origination volumes increased 93.8% over the prior year, due to increased productivity of our account executives and support staff, new product introductions, increased applications and a higher closing ratio.
     In the current quarter, we completed our evaluation of the assumptions used to value our MSRs. Based on the changes in our assumptions as a result of this evaluation, the gain on sale for our retained MSRs increased by approximately 14 basis points, or approximately $16.8 million, from the prior year, primarily as a result of lower servicing costs, in particular interest paid to bondholders on monthly loan prepayments. In addition, the increase in average loan size from $157,000 in the prior year to $188,000 in the current year resulted in an approximate 8 basis point increase in the value of the MSRs recorded in the quarter. Overall, the value of MSRs we recorded in the quarter increased to 69 basis points from 47 basis points in the prior year, which coupled with an increase in origination volume from $6.5 billion in the prior year quarter to $12.6 billion in the current year, resulted in an increase of $56.6 million in gains on sales of mortgage loans.
     To mitigate the risk of short-term changes in market interest rates related to our loan originations, we use interest rate swaps and forward loan sale commitments. We generally enter into interest rate swap arrangements related to existing loan applications with rate-lock commitments and for rate-lock commitments we expect to make in the next 30 days. During the current quarter, we recorded a net $60.8 million in gains, compared to a net loss of $2.6 million in the prior year, related to our various derivative instruments. The higher gains in the current quarter are primarily a result of rising interest rates and an increase in the notional amounts of interest rate swaps in place as a result of increased origination volumes. See note 7 to the condensed consolidated financial statements.
     During the current quarter, we recorded a $28.7 million gain on the sale of available-for-sale residual interests. This gain accelerated cash flows from residual interests, and resulted in realization of previously recorded unrealized gains included in other comprehensive income. We had no similar transaction in the prior year. During the current quarter, we recorded $1.4 million in net unfavorable mark-to-market adjustments to our trading residuals, compared to $4.9 million in net favorable adjustments in the prior year.
     During the current quarter, our available-for-sale residual interests performed better than expected in our internal valuation models, with lower credit losses than originally modeled, partially offset by higher interest rates. We recorded favorable pretax mark-to-market adjustments, which increased the fair value of our residual interests $15.0 million during the quarter. These adjustments were recorded, net of write-downs of $2.1 million and deferred taxes of $4.9 million, in other comprehensive income and will be accreted into income throughout the remaining life of those residual interests. Offsetting this increase were impairments of $8.7 million, which were recorded in gains on sales of mortgage assets. Future changes in interest rates or other assumptions, based on market conditions or actual loan pool performance, could cause additional adjustments to the fair value of the residual interests and could cause changes to the accretion of these residual interests in future periods.
     During the current quarter, Gulf Coast hurricanes caused severe damage to property, including property securing mortgage loans underlying our beneficial and residual interests. As of November 30, 2005, we have exposure to losses related to approximately $424 million of loans in the affected areas, including $378 million related to loans underlying securitizations in which we hold a residual interest and $46 million related to loans that are in the Trusts or have been repurchased from the Trusts. At November 30, 2005, total 31+ days delinquencies in the affected areas were approximately $106 million, compared to approximately $50 million that were 31+ days delinquent prior to the hurricanes. We recorded a specific provision for estimated losses arising from hurricane damage totaling $6.0 million during the three months ended October 31, 2005, based on an analysis of delinquent loans within the federally declared disaster areas. Of the total provision, $3.1 million was recorded as a reserve for losses on loans that we have or may be required to repurchase pursuant to existing standard representations and warranties, and $2.9 million was recorded as an impairment of our residual interests. In addition to the residual impairments recorded this quarter, future write-downs of residual interests may be incurred and recorded in other comprehensive income. We are continuing to analyze our exposure to potential losses and the amount of losses ultimately realized may differ from amounts recorded in this quarter.

     The following table summarizes the key drivers of loan servicing revenues:

		(dollars in 000s)
Three months ended October 31,	2005	2004

Average servicing portfolio:
With related MSRs	$55,150,897	$39,407,600
Without related MSRs	22,065,265	11,917,124

	$77,216,162	$51,324,724

Number of loans serviced	500,935	362,430
Average delinquency rate	4.37%	5.19%
Weighted average FICO score	622	615
Weighted average interest rate (WAC) of portfolio	7.47%	7.46%
Value of MSRs	$245,928	$134,062
     Loan servicing revenues increased $37.8 million, or 60.4%, compared to the prior year. The increase reflects a higher loan servicing portfolio resulting from our continued origination growth. The average servicing portfolio for the three months ended October 31, 2005 increased $25.9 billion, or 50.4%, to $77.2 billion.
     Total expenses for the three months ended October 31, 2005, increased $64.1 million, or 36.4%, over the prior year. Cost of services increased $14.9 million as a result of a higher average servicing portfolio during the current quarter. Cost of other revenues increased $38.2 million, primarily due to $28.9 million in increased compensation and benefits as a result of a 16.1% increase in sales associates, coupled with related increases in payroll taxes and origination-based incentives. Other expenses increased $7.7 million primarily as a result of $4.7 million in additional interest expense, coupled with increases in depreciation and supplies.
     Selling, general and administrative expenses increased $10.9 million due to $8.1 million in additional retail marketing costs.
     Pretax income decreased $62.2 million to $46.2 million for the three months ended October 31, 2005.
Three months ended October 31, 2005 compared to July 31, 2005
     Mortgage Services’ revenues decreased $74.3 million, or 20.6%, for the three months ended October 31, 2005, compared to the first quarter of fiscal year 2006. Revenues decreased primarily due to declining margins, partially offset by increased gains on derivatives, higher loan servicing revenue and a gain on sale of residual interests.
     The following table summarizes the key drivers of gains on sales of mortgage loans:

		(dollars in 000s)
Three months ended	October 31, 2005	July 31, 2005

Application process:
Total number of applications	105,444	109,929
Number of sales associates (1)	3,910	3,692
Closing ratio (2)	63.8%	60.1%
Originations:
Total number of originations	67,264	66,041
Weighted average interest rate for borrowers (WAC)	7.48%	7.52%
Average loan size	$188	$165
Total originations	$12,620,808	$10,887,629
Direct origination and acquisition expenses, net	$120,981	$114,224
Revenue (loan value):
Net gain on sale — gross margin (3)	1.01%	2.28%

(1)	Includes all direct sales and back office sales support associates.

(2)	Percentage of loans funded divided by total applications in the period.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.
     Gains on sales of mortgage loans decreased $155.6 million primarily as a result of rapidly rising two-year swap rates, additional credit enhancement requirements by rating agencies and moderating demand by loan buyers. Market interest rates increased to an average of 4.46% from 4.06% in the preceding quarter. In response to rising rates, we implemented a 40 basis point increase in our coupon rate effective September 1, 2005, followed by a 25 basis point increase on October 1 and another 22 basis point increase on October 23, 2005. However, there is generally a 30 to 45 day lag from the time we increase rates to when those rates effect funded loans, and as a result, our WAC decreased 4 basis points, from 7.52% to 7.48%. These rate changes, coupled with increases in funding costs offset by derivative gains, caused our net gain on sale — gross margin to decrease 127 basis points. Loan origination volumes increased 15.9% from the first quarter primarily due to increased productivity of our account executives and support staff.
     As a result of the changes in our MSR assumptions, the gain on sale for our retained MSRs increased by approximately 14 basis points, or approximately $16.8 million, from the first quarter, primarily as a result of lower servicing costs, in particular interest paid to bondholders on monthly loan prepayments. In addition, the increase in average loan size from $165,000 in the first quarter to $188,000 in the current quarter resulted in an approximate 8 basis point increase in the value of MSRs recorded in the quarter. Overall, the value of MSRs we recorded in the quarter increased to 69 basis points from 45 basis points in the first quarter, which coupled with an increase in origination volume from $10.9 billion in the first quarter to $12.6 billion in the second quarter, resulted in an increase of $37.7 million in gains on sales of mortgage loans.
     To mitigate the risk of short-term changes in market interest rates, we use interest rate swaps and forward loan sale commitments. We recorded a net $60.8 million in gains during the second quarter, compared to $26.1 million in the first quarter, related to our various derivative instruments. These higher gains resulted primarily from rising interest rates and an increase in the notional amounts of interest rate swaps in place as a result of increased origination volumes during the current quarter. See note 7 to the condensed consolidated financial statements.
     We also recorded a gain of $28.7 million during the current quarter on the sale of residual interests, with no similar transaction during the first quarter. During the current quarter, we recorded $1.4 million in net unfavorable mark-to-market adjustments to our trading residuals, compared to $3.5 million in net favorable adjustments in the first quarter.
     The following table summarizes the key drivers of loan servicing revenues:

		(dollars in 000s)
Three months ended	October 31, 2005	July 31, 2005

Average servicing portfolio:
With related MSRs	$55,150,897	$49,635,474
Without related MSRs	22,065,265	20,070,745

	$77,216,162	$69,706,219

Number of loans serviced	500,935	451,310
Average delinquency rate	4.37%	4.28%
Weighted average FICO score	622	619
Weighted average interest rate (WAC) of portfolio	7.47%	7.38%
Value of MSRs	$245,928	$188,708
     Loan servicing revenues increased $10.1 million, or 11.2%, compared to the first quarter. The increase reflects a higher loan servicing portfolio. The average servicing portfolio for the three months ended October 31, 2005 increased $7.5 billion, or 10.8%.
     Total expenses increased $13.9 million compared to the first quarter. Cost of services increased $3.4 million as a result of a higher average servicing portfolio during the current quarter. Cost of other revenues increased $7.6 million, primarily due to $3.9 million in increased compensation and benefits as a result of a 5.9% increase in sales associates, coupled with related increases in payroll taxes and origination-based incentives. Other expenses increased $5.9 million for the current quarter, primarily due to $2.0 million in additional interest expense coupled with higher allocated shared services and depreciation expenses.
     Pretax income decreased $88.2 million, or 65.6%, for the three months ended October 31, 2005 compared to the preceding quarter.

Mortgage Services — Operating Statistics

		(dollars in 000s)
		Restated
Six months ended	October 31, 2005	October 31, 2004

Volume of loans originated:
Wholesale (non-prime)	$20,616,187	$11,509,465
Retail: Non-prime	2,062,730	1,421,101
Prime	829,520	398,934

	$23,508,437	$13,329,500

Loan characteristics:
Weighted average FICO score (1)	626	609
Weighted average interest rate for borrowers (1)	7.50%	7.33%
Weighted average loan-to-value (1)	80.8%	78.1%

Origination margin (% of origination volume): (2)
Loan sale premium	1.38%	3.06%
Residual cash flows from beneficial interest in Trusts	0.43%	0.73%
Gain (loss) on derivative instruments	0.37%	(0.01%)
Loan sale repurchase reserves	(0.16%)	(0.15%)
Retained mortgage servicing rights	0.58%	0.44%

	2.60%	4.07%
Cost of acquisition	(0.44%)	(0.54%)
Direct origination expenses	(0.56%)	(0.75%)

Net gain on sale — gross margin (3)	1.60%	2.78%
Other revenues	0.02%	0.02%
Other cost of origination	(1.30%)	(1.66%)

Net margin	0.92%	1.14%

Total cost of origination	1.86%	2.41%
Total cost of origination and acquisition	2.30%	2.95%

Loan delivery:
Loan sales	$23,340,532	$13,304,836
Execution price (4)	2.09%	3.43%

(1)	Represents non-prime production.

(2)	See “Reconciliation of Non-GAAP Financial Information” on page 41.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

(4)	Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Mortgage Services — Operating Results

		(in 000s)
		Restated
Six months ended	October 31, 2005	October 31, 2004

Components of gains on sales:
Gain on mortgage loans	$288,800	$372,047
Gain (loss) on derivatives	86,836	(1,930)
Gain on sales of residual interests	28,675	—
Impairment of residual interests	(20,613)	(2,609)

	383,698	367,508

Interest income:
Accretion — residual interests	64,341	63,514
Other interest income	7,373	3,884

	71,714	67,398

Loan servicing revenue	190,655	120,762
Other	522	637

Total revenues	646,589	556,305

Cost of services	132,203	102,792
Cost of other revenues:
Compensation and benefits	164,434	101,120
Occupancy	23,160	16,922
Other	51,615	39,342

	239,209	157,384
Selling, general and administrative	94,470	78,632

Total expenses	465,882	338,808

Pretax income	$180,707	$217,497

Six months ended October 31, 2005 compared to October 31, 2004
Mortgage Services’ revenues increased $90.3 million, or 16.2%, for the six months ended October 31, 2005 compared to the prior year. Revenues increased as a result of increased gains on derivatives, higher loan servicing revenues and a gain on sale of residual interests, partially offset by lower margins on mortgage loans sold.
     The following table summarizes the key drivers of gains on sales of mortgage loans:

		(dollars in 000s)
Six months ended October 31,	2005	2004

Application process:
Total number of applications	215,373	147,191
Number of sales associates (1)	3,910	3,369
Closing ratio (2)	61.9%	58.0%
Originations:
Total number of originations	133,305	85,348
Weighted average interest rate for borrowers (WAC)	7.50%	7.33%
Average loan size	$176	$156
Total originations	$23,508,437	$13,329,500
Direct origination and acquisition expenses, net	$235,205	$172,339
Revenue (loan value):
Net gain on sale — gross margin (3)	1.60%	2.78%

(1)	Includes all direct sales and back office sales support associates.

(2)	Percentage of loans funded divided by total applications in the period.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.
     Gains on sales of mortgage loans decreased $83.2 million, primarily as a result of rapidly rising two-year swap rates, additional credit enhancement requirements by rating agencies and moderating demand by loan buyers, partially offset by increased origination volume. Market interest rates, based on the two-year swap, increased from an average of 2.96% last year to 4.26% in the current year. However, our WAC increased only 17 basis points, up to 7.50% from 7.33% in the prior year. Because our WAC was not more aligned with market rates and because of increased funding costs offset by derivative gains, our gross margin declined 118 basis points, to 1.60% from 2.78% last year. Origination volumes increased 76.4% over the prior year, due to increased productivity of our account executives and support staff, new product introductions, increased applications and a higher closing ratio.
     As a result of the changes in our MSR assumptions and an increase in the average loan size from $156,000 in the prior year to $176,000 in the current year, the gain on sale for our retained MSRs increased to 58 basis points from 44 basis points in the prior year, which coupled with an increase in origination volume from $13.3 billion in the prior year to $23.5 billion in the current year, resulted in an increase of $77.4 million in gains on sales of mortgage loans.
     As a result of rising interest rates and an increase in the notional amounts of interest rate swaps in place as a result of increased origination volumes during the current year, we recorded a net $86.8 million in gains, compared to a net loss of $1.9 million in the prior year, related to our various derivative instruments. See note 7 to the condensed consolidated financial statements.
     We recorded a $2.1 million net favorable mark-to-market adjustment for our trading residuals during the current period, and a gain of $28.7 million on the sale of residual interests. During the prior year, we recorded $4.9 million in net favorable mark-to-market adjustments for our trading residuals in the prior year.
     During the first half of fiscal year 2006, our available-for-sale residual interests performed better than expected in our internal valuation models, with lower credit losses than originally modeled, partially offset by higher interest rates. We recorded favorable pretax mark-to-market adjustments, which increased the fair value of our residual interests $30.9 million during the period. These adjustments were recorded, net of write-downs of $5.2 million and deferred taxes of $9.9 million, in other comprehensive income and will be accreted into income throughout the remaining life of those residual interests. Offsetting this increase were impairments of available-for-sale residual interests totaling $20.6 million, which were recorded in gains on sales of mortgage assets. Impairments increased $18.0 million over the prior year due to interest rates increasing greater than originally modeled and a decline in the value of older residuals based on loan performance.
     The following table summarizes the key drivers of loan servicing revenues:

		(dollars in 000s)
Six months ended October 31,	2005	2004

Average servicing portfolio:
With related MSRs	$52,515,036	$38,436,169
Without related MSRs	21,363,081	10,998,659

	$73,878,117	$49,434,828

Number of loans serviced	500,935	362,430
Average delinquency rate	4.69%	5.10%
Weighted average FICO score	621	613
Weighted average interest rate (WAC) of portfolio	7.41%	7.43%
Value of MSRs	$245,928	$134,062
     Loan servicing revenues increased $69.9 million, or 57.9%, compared to the prior year. The increase reflects a higher loan servicing portfolio. The average servicing portfolio for the six months ended October 31, 2005 increased $24.4 billion, or 49.4%, to $73.9 billion.
     Total expenses for the six months ended October 31, 2005, increased $127.1 million, or 37.5%, over the prior year. Cost of services increased $29.4 million as a result of a higher average servicing portfolio during the current period and increased amortization of higher MSR balances. Cost of other revenues increased $81.8 million, primarily due to $63.3 million in increased compensation and benefits as a result of a 16.1% increase in sales associates, coupled with related increases in payroll taxes and origination-based incentives. Occupancy expenses increased $6.2 million, or 36.9%, primarily as a result of an increase in branch offices and related equipment and utilities costs. Other expenses increased $12.3 million primarily as a result of $7.2 million in additional interest expense, coupled with increases in depreciation and supplies.
     Selling, general and administrative expenses increased $15.8 million primarily due to $15.9 million in additional retail marketing costs.
     Pretax income decreased $36.8 million to $180.7 million for the six months ended October 31, 2005.

Fiscal 2006 outlook
For the third and fourth quarters of fiscal year 2006, we believe we can achieve funding volumes consistent with first-quarter levels of $10 billion to $11 billion per quarter resulting in full year origination growth of approximately 40%. We implemented two rate increases in November, and during that time our funded WAC was approaching 8%. With our rate increases during the second half of the year, a stable external rate environment and cost-saving measures, we believe we will see origination margins of 40 to 50 basis points in the third quarter and 90 to 100 basis points in the fourth quarter, resulting in an origination margin of 50 to 55 basis points for the full fiscal year. We believe that for the remainder of fiscal year 2006 our cost of origination will remain close to our second quarter level — approximately 175 basis points.
BUSINESS SERVICES
This segment offers middle-market companies accounting, tax and consulting services, wealth management, retirement resources, payroll and benefits services, corporate finance and financial process outsourcing.
Business Services — Operating Statistics

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004

Accounting, tax and consulting:
Chargeable hours	768,740	674,302	1,316,731	1,211,337
Chargeable hours per person	310	322	580	601
Net billed rate per hour	$139	$129	$137	$126
Average margin per person	$22,913	$22,706	$40,327	$39,134
Business Services — Operating Results

				(in 000s)
	Three months ended October 31,		Six months ended October 31,
		Restated		Restated
	2005	2004	2005	2004

Service revenues:
Accounting, tax and consulting	$121,790	$93,380	$205,618	$167,931
Capital markets	15,355	14,898	30,827	30,678
Payroll, benefits and retirement services	8,617	3,828	16,894	8,499
Other services	11,113	8,347	20,995	14,106

	156,875	120,453	274,334	221,214
Other	9,930	8,594	19,317	16,935

Total revenues	166,805	129,047	293,651	238,149

Cost of services:
Compensation and benefits	94,894	73,886	166,541	137,989
Occupancy	11,012	5,873	19,175	10,404
Other	12,487	11,216	23,297	23,022

	118,393	90,975	209,013	171,415
Selling, general and administrative	50,555	42,964	93,546	81,671

Total expenses	168,948	133,939	302,559	253,086

Pretax loss	$(2,143)	$(4,892)	$(8,908)	$(14,937)

Three months ended October 31, 2005 compared to October 31, 2004
Business Services’ revenues for the three months ended October 31, 2005 increased $37.8 million, or 29.3%, from the prior year. This increase was primarily due to a $28.4 million increase in accounting, tax and consulting revenues resulting primarily from the acquisition of American Express Tax and Business Services, Inc., which increased revenues $20.6 million. We also benefited from a 7.8% increase in the net billed rate per hour. These increases were partially offset by a 3.7% decline in chargeable hours per person.
     Payroll, benefits and retirement services revenues increased $4.8 million, or 125.1%, primarily due to acquisitions completed during the third and fourth quarters of fiscal year 2005. Other service revenues increased $2.8 million as a result of growth in wealth management services and acquisitions completed in the fourth quarter of fiscal year 2005 in our financial process outsourcing business.
     Total expenses increased $35.0 million, or 26.1%, for the three months ended October 31, 2005 compared to the prior year. Cost of services increased $27.4 million, primarily due to a $21.0 million increase in compensation and benefits. Compensation and benefits increased $14.1 million due to the American Express Tax and Business Services, Inc. acquisition. Baseline increases in the number of personnel and the average wage per employee, driven by marketplace competition for professional staff, also contributed to the increase. Occupancy expenses increased $5.1 million, or 87.5%, due primarily to acquisitions.
     Selling, general and administrative expenses increased $7.6 million primarily due to acquisitions and additional costs associated with our business development initiatives.
     The pretax loss for the three months ended October 31, 2005 of $2.1 million, which includes losses of $3.3 million from American Express Tax and Business Services, Inc., compared to a loss of $4.9 million in the prior year.
     Due to the seasonal nature of this segment’s business, operating results for the three months ended October 31, 2005 are not comparable to the three months ended July 31, 2005 and are not indicative of the expected results for the entire fiscal year.
Six months ended October 31, 2005 compared to October 31, 2004
Business Services’ revenues for the six months ended October 31, 2005 increased $55.5 million, or 23.3%, from the prior year. This increase was primarily due to a $37.7 million increase in accounting, tax and consulting revenues resulting primarily from the acquisition of American Express Tax and Business Services, Inc., which increased revenues $20.6 million. We also benefited from an 8.7% increase in the net billed rate per hour. These increases were partially offset by a 3.5% decline in chargeable hours per person.
     Payroll, benefits and retirement services revenues increased $8.4 million, or 98.8%, primarily due to acquisitions completed during the third and fourth quarters of fiscal year 2005. Other service revenues increased $6.9 million as a result of growth in wealth management services and acquisitions completed in the fourth quarter of fiscal year 2005 in our financial process outsourcing business.
     Total expenses increased $49.5 million, or 19.5%, for the six months ended October 31, 2005 compared to the prior year. Cost of services increased $37.6 million, primarily due to a $28.6 million increase in compensation and benefits. Compensation and benefits increased $14.1 million due to the American Express Tax and Business Services, Inc. acquisition. Baseline increases in the number of personnel and the average wage per employee, driven by marketplace competition for professional staff and other acquisitions completed in the third and fourth quarters of fiscal year 2005, also contributed to this increase. Occupancy expenses increased $8.8 million, or 84.3%, due primarily to acquisitions.
     Selling, general and administrative expenses increased $11.9 million primarily due to acquisitions and additional costs associated with our business development initiatives.
     The pretax loss for the six months ended October 31, 2005 was $8.9 million compared to $14.9 million in the prior year.
Fiscal 2006 outlook
Our fiscal year 2006 outlook for our Business Services segment is consistent with the discussion in our April 30, 2005 Form 10-K/A, except for the previously announced acquisition of American Express Tax and Business Services, Inc. effective October 1, 2005. We expect organic growth for this segment’s pretax income of approximately 30%, and expect the acquisition of American Express Tax and Business Services, Inc. will be accretive by two cents per diluted share for fiscal year 2006, after expected integration costs. We expect Business Services’ pretax income for fiscal year 2006 to increase nearly 75% over the prior year.

INVESTMENT SERVICES
This segment is primarily engaged in offering advice-based brokerage services and investment planning. Our integration of investment advice and new service offerings are allowing us to shift our emphasis from a transaction-based client relationship to a more advice-based focus.
Investment Services — Operating Statistics

Three months ended	October 31, 2005	October 31, 2004	July 31, 2005

Customer trades (1)	233,262	192,909	226,378
Customer daily average trades	3,589	3,014	3,593
Average revenue per trade (2)	$123.16	$125.13	$126.71
Customer accounts: (3)
Traditional brokerage	428,543	444,770	431,046
Express IRAs	378,200	334,928	379,432

	806,743	779,698	810,478

Ending balance of assets under administration (billions)	$29.8	$27.2	$30.0
Average assets per traditional brokerage account	$68,837	$60,225	$68,870
Average margin balances (millions)	$560	$590	$573
Average customer payable balances (millions)	$794	$962	$841
Number of advisors	995	982	985
Included in the numbers above are the following relating to fee-based accounts:
Customer household accounts	8,547	7,046	7,985
Average revenue per account	$2,164	$2,044	$2,235
Ending balance of assets under administration (millions)	$2,217	$1,755	$2,126
Average assets per active account	$259,355	$249,068	$266,222

(1)	Includes only trades on which revenues are earned (“revenue trades”). Revenues are earned on both transactional and annuitized trades.

(2)	Calculated as total trade revenues divided by revenue trades.

(3)	Includes only accounts with a positive balance.
Investment Services — Operating Results

			(in 000s)

		Restated
Three months ended	October 31, 2005	October 31, 2004	July 31, 2005

Service revenue:
Transactional revenue	$23,332	$19,988	$22,835
Annuitized revenue	23,062	17,199	22,271

Production revenue	46,394	37,187	45,106
Other service revenue	8,064	6,527	8,207

	54,458	43,714	53,313

Margin interest revenue	14,826	10,038	14,093
Less: interest expense	(1,363)	(541)	(1,254)

Net interest revenue	13,463	9,497	12,839

Other	734	9	577

Total revenues (1)	68,655	53,220	66,729

Cost of services:
Compensation and benefits	32,676	27,074	30,535
Occupancy	5,187	4,773	5,165
Depreciation	909	1,089	1,034
Other	4,632	3,447	3,901

	43,404	36,383	40,635
Selling, general and administrative	33,157	37,601	33,646

Total expenses	76,561	73,984	74,281

Pretax loss	$(7,906)	$(20,764)	$(7,552)

(1)	Total revenues, less interest expense.

Three months ended October 31, 2005 compared to October 31, 2004
Investment Services’ revenues, net of interest expense, for the three months ended October 31, 2005 increased $15.4 million, or 29.0%, over the prior year.
     Production revenue increased $9.2 million, or 24.8%, over the prior year. Transactional revenue (which is based on sales of individual securities) increased $3.3 million, or 16.7%, from the prior year due primarily to a 17.8% increase in transactional trading volume, partially offset by a 1.2% decrease in average revenue per transactional trade. Annuitized revenue (which is based on sales of various fee based products) increased $5.9 million, or 34.1%, due to increased sales of annuities, insurance, mutual funds, wealth management accounts and UITs.
     Annualized productivity averaged approximately $180,000 per advisor during the current quarter compared to $148,000 in the prior year. Increased productivity was due, in part, to minimum production standards put into place during the fourth quarter of fiscal year 2005, which caused an increase in the productivity of our lowest producing advisors. These standards resulted in 116 low-producing advisors leaving the company to date. We expect average advisor productivity to continue increasing throughout the remainder of the fiscal year.
     Margin interest revenue increased $4.8 million, or 47.7%, from the prior year, as a result of higher interest rates earned, partially offset by a decline in average margin balances.
     Total expenses increased $2.6 million, or 3.5%. Cost of services increased $7.0 million, or 19.3%, primarily as a result of $5.6 million of additional compensation and benefits resulting from higher production revenues.
     Selling, general and administrative expenses decreased $4.4 million, or 11.8%, primarily due to a decline in legal expenses, gains on the disposition of certain assets during the quarter and reduced back-office headcount relating to cost containment efforts. These decreases were partially offset by increased bonus accruals associated with improved performance.
     The pretax loss for Investment Services for the three months ended October 31, 2005 was $7.9 million compared to the prior year loss of $20.8 million.
Three months ended October 31, 2005 compared to July 31, 2005
Investment Services’ revenues, net of interest expense, for the three months ended October 31, 2005 increased $1.9 million, or 2.9% compared to the preceding quarter.
     Production revenue increased $1.3 million, or 2.9%, over the preceding quarter, primarily due to increased sales of annuities and insurance.
     Total expenses increased $2.3 million, or 3.1%. Compensation and benefits increased $2.1 million, primarily resulting from higher production revenues.
     The pretax loss for the Investment Services segment was $7.9 million, compared to a loss of $7.6 million in the first quarter of fiscal year 2006.

Investment Services — Operating Statistics

Six months ended	October 31, 2005	October 31, 2004

Customer trades (1)	459,640	398,857
Customer daily average trades	3,591	3,166
Average revenue per trade (2)	$124.90	$122.33
Customer accounts: (3)
Traditional brokerage	428,543	444,770
Express IRAs	378,200	334,928

	806,743	779,698

Ending balance of assets under administration (billions)	$29.8	$27.2
Average assets per traditional brokerage account	$68,837	$60,225
Average margin balances (millions)	$567	$594
Average customer payable balances (millions)	$817	$987
Number of advisors	995	982
Included in the numbers above are the following relating to fee-based accounts:
Customer household accounts	8,547	7,046
Average revenue per account	$2,199	$2,030
Ending balance of assets under administration (millions)	$2,217	$1,755
Average assets per active account	$259,355	$249,068

(1)	Includes only trades on which revenues are earned (“revenue trades”). Revenues are earned on both transactional and annuitized trades.

(2)	Calculated as total trade revenues divided by revenue trades.

(3)	Includes only accounts with a positive balance.
Investment Services — Operating Results

		(in 000s)

		Restated
Six months ended	October 31, 2005	October 31, 2004

Service revenue:
Transactional revenue	$46,167	$39,940
Annuitized revenue	45,333	35,732

Production revenue	91,500	75,672
Other service revenue	16,271	12,789

	107,771	88,461

Margin interest revenue	28,919	18,798
Less: interest expense	(2,617)	(840)

Net interest revenue	26,302	17,958

Other	1,311	83

Total revenues (1)	135,384	106,502

Cost of services:
Compensation and benefits	63,211	55,922
Occupancy	10,352	10,562
Depreciation	1,943	2,153
Other	8,533	7,202

	84,039	75,839
Selling, general and administrative	66,803	71,770

Total expenses	150,842	147,609

Pretax loss	$(15,458)	$(41,107)

(1)	Total revenues, less interest expense.
Six months ended October 31, 2005 compared to October 31, 2004
Investment Services’ revenues, net of interest expense, for the six months ended October 31, 2005 increased $28.9 million, or 27.1%, over the prior year.

     Production revenue increased $15.8 million, or 20.9%, over the prior year. Transactional revenue increased $6.2 million, or 15.6%, from the prior year due primarily to an 11.0% increase in transactional trading volume and a 5.8% increase in average revenue per transactional trade. Annuitized revenue increased $9.6 million, or 26.9%, due to increased sales of annuities, insurance, mutual funds, wealth management accounts and UITs.
     Annualized productivity averaged approximately $180,000 per advisor during the current year compared to $151,000 in the prior year. Increased productivity was due, in part, to minimum production standards we put into place during the fourth quarter of fiscal year 2005 which caused an increase in production per advisor, with 151 advisors increasing their production to date. These standards also resulted in 116 low-producing advisors leaving the company to date. We expect this trend to continue throughout the remainder of the fiscal year.
     Other service revenue increased $3.5 million due to increased underwriting fees.
     Margin interest revenue increased $10.1 million, or 53.8%, from the prior year, as a result of higher interest rates earned, partially offset by lower average margin balances.
     Total expenses increased $3.2 million, or 2.2%. Cost of services increased $8.2 million, or 10.8%, primarily as a result of $7.3 million of additional compensation and benefits. This increase is primarily due to higher production revenues, partially offset by cost containment measures implemented in the fourth quarter of fiscal year 2005.
     Selling, general and administrative expenses decreased $5.0 million, or 6.9%, primarily due to reduced back-office headcount relating to cost containment efforts, a decline in legal expenses and gains on the disposition of certain assets during the year. These decreases were partially offset by increased bonuses associated with improved performance.
     The pretax loss for Investment Services for the first half of fiscal year 2006 was $15.5 million compared to the prior year loss of $41.1 million.
Fiscal 2006 outlook
Our fiscal year 2006 outlook for our Investment Services segment has improved slightly from the discussion in our April 30, 2005 Form 10-K/A. We now anticipate the loss for Investment Services for fiscal year 2006 will be approximately $30 million to $35 million less than the loss reported in fiscal year 2005, instead of the $25 million to $35 million improvement we previously discussed.
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

Corporate — Operating Results

				(in 000s)

	Three months ended October 31,		Six months ended October 31,

		Restated		Restated
	2005	2004	2005	2004

Operating revenues	$4,403	$2,432	$9,409	$6,865
Eliminations	(3,147)	(1,725)	(5,618)	(4,710)

Total revenues	1,256	707	3,791	2,155

Corporate expenses:
Interest expense	15,438	18,512	29,232	34,736
Other	14,375	11,939	31,837	23,105

	29,813	30,451	61,069	57,841

Shared services:
Information technology	29,095	27,234	55,547	52,412
Marketing	6,640	7,691	11,081	11,262
Finance	13,271	8,706	25,066	17,513
Other	23,445	26,366	44,334	46,595

	72,451	69,997	136,028	127,782

Allocation of shared services	(72,789)	(69,995)	(136,418)	(127,799)
Other income, net	1,764	1,044	8,919	2,176

Pretax loss	$(26,455)	$(28,702)	$(47,969)	$(53,493)

Three months ended October 31, 2005 compared to October 31, 2004
Corporate expenses decreased $0.6 million primarily due to a decrease of $3.1 million in interest expense, partially offset by an increase of $2.1 million in increased allocated costs from finance shared services.
     Finance department expenses increased $4.6 million, primarily due to $1.9 million of additional consulting expenses and increases in compensation expenses.
     The pretax loss was $26.5 million, compared with last year’s second quarter loss of $28.7 million.
     Due to the nature of this segment, the three months ended October 31, 2005 are not comparable to the three months ended July 31, 2005 and are not indicative of the expected results for the entire fiscal year.
Six months ended October 31, 2005 compared to October 31, 2004
Corporate expenses increased $3.2 million primarily due an increase of $4.2 million in increased allocated costs from finance shared services and $1.5 million in additional consulting, accounting and auditing expenses related to the restatement of our previously issued financial statements.
     Our consolidated interest expense, both operating and non-operating, totaled $42.6 million for the six months ended October 31, 2005, an increase of $2.4 million over the prior year. Of the $42.6 million in total interest, $24.8 million related to interest expense on previous acquisitions, with the remaining $17.8 million related to our operations recorded directly in our operating segments. Intercompany interest expense, which is also recorded directly in our operating segments, is eliminated within the Corporate segment. These eliminations resulted in a decline of $5.5 million in interest expense recorded in our Corporate segment for the current period.
     Finance department expenses increased $7.6 million, primarily due to $4.2 million of additional consulting expenses and an increase of $2.8 million in compensation expenses.
     Other income increased $6.7 million primarily as a result of a $3.4 million gain recognized on the sale of an investment.
     The pretax loss was $48.0 million, compared with last year’s loss of $53.5 million.

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
     Cash From Operations. Cash used in operations totaled $704.9 million and $667.3 million for the six months ended October 31, 2005 and 2004, respectively. The increase in cash used in operating activities is primarily due to increases in mortgage loans held for sale, trading residuals and MSRs during the current year. These items were partially offset by a decline in income tax payments. Income tax payments totaled $169.2 million during the current year, a decrease of $147.5 million from the prior year.
     Issuance of Common Stock. We issue shares of common stock, in accordance with our stock-based compensation plans, out of treasury shares. Proceeds from the issuance of common stock totaled $48.0 million and $53.9 million for the six months ended October 31, 2005 and 2004, respectively.
     Dividends. Dividends paid totaled $77.4 million and $70.0 million for the six months ended October 31, 2005 and 2004, respectively. On June 8, 2005, our Board of Directors declared a two-for-one stock split of the Company’s Common Stock in the form of a 100% stock distribution, effective August 22, 2005, to shareholders of record as of the close of business on August 1, 2005. All share and per share amounts in this document have been adjusted to reflect the retroactive effect of the stock split.
     Share Repurchases. On June 9, 2004, our Board of Directors approved an authorization to repurchase 15 million shares. During the six months ended October 31, 2005, we repurchased 9.0 million shares pursuant to this authorization and a prior authorization at an aggregate price of $254.2 million or an average price of $28.18 per share. There are 10.5 million shares remaining under this authorization at October 31, 2005. We plan to continue to purchase shares on the open market in accordance with this authorization, subject to various factors including the price of the stock, the availability of excess cash, our ability to maintain liquidity and financial flexibility, securities law restrictions, targeted capital levels and other investment opportunities available.
     Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents — restricted totaled $464.5 million at October 31, 2005 compared to $516.9 million at April 30, 2005. Investment Services held $330.0 million of this total segregated in a special reserve account for the exclusive benefit of customers. Restricted cash of $58.7 million at October 31, 2005 held by Business Services is related to funds held to pay payroll taxes on behalf of its customers. Restricted cash held by Mortgage Services totaled $75.7 million and is held primarily for outstanding commitments to fund mortgage loans.
     Segment Cash Flows. A condensed consolidating statement of cash flows by segment for the six months ended October 31, 2005 follows. Generally, interest is not charged on intercompany activities between segments.

						(in 000s)

	Tax	Mortgage	Business	Investment		Consolidated
	Services	Services	Services	Services	Corporate	H&R Block

Cash provided by (used in):
Operations	$(202,718)	$(262,796)	$(12,348)	$35,947	$(262,944)	$(704,859)
Investing	(14,816)	74,654	(209,895)	5,996	(25,858)	(169,919)
Financing	(28,517)	—	(15,616)	3,390	207,798	167,055
Net intercompany	243,566	211,640	251,957	(6,538)	(700,625)	—
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

     Tax Services. Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in the fourth quarter. Tax Services used $202.7 million in its current six-month operations to cover off-season costs and working capital requirements. Cash used for seasonal working capital requirements was partially offset by a signing bonus received from HSBC during the quarter in connection with the execution of a RAL distribution agreement. The signing bonus was recorded as deferred revenue at October 31, 2005. This segment also used $28.5 million in financing activities, primarily related to book overdrafts.
     Mortgage Services. This segment primarily generates cash as a result of the sale and securitization of mortgage loans and residual interests, and as its residual interests begin to cash flow. Mortgage Services used $262.8 million in cash from operating activities primarily due to a $207.6 million increase in mortgage loans held for sale and $93.9 million in trading residuals held at October 31, 2005 that had not yet been securitized in a NIM transaction. Additions to MSRs also increased $77.4 million over the prior year. Cash flows from investing activities consist of $64.4 million in cash receipts on residual interests and $30.5 million in cash received for the sale of residual interests, partially offset by $20.1 million in capital expenditures.
     Gains on sales. Gains on sales of mortgage assets totaled $383.7 million, with the cash received primarily recorded as operating activities. The percentage of cash proceeds we receive from our capital market transactions, which are included within the gains on sales of mortgage assets, is reconciled below. The decline in the percentage of cash proceeds is due to $93.9 million in trading residuals recorded at October 31, 2005, which we expect to securitize in a NIM transaction during our third quarter.

		(in 000s)

		Restated
Six months ended October 31,	2005	2004

Cash proceeds:
Loans sold by the Trusts	$248,130	$401,791
Sale of residual interests	30,497	—
Residual cash flows from beneficial interest in Trusts	102,000	103,700
Loans securitized	81,221	21,620
Derivative instruments	79,552	—

	541,400	527,111

Non-cash:
Retained mortgage servicing rights	136,294	58,894
Additions to balance sheet (1)	102,204	15,270

	238,498	74,164

Portion of gain on sale related to capital market transactions	779,898	601,275

Other items included in gain on sale:
Changes in beneficial interest in Trusts	(111,195)	(36,348)
Impairments to fair value of residual interests	(20,613)	(2,609)
Net change in fair value of derivative instruments	7,284	(1,930)
Direct origination and acquisition expenses, net	(235,205)	(172,339)
Loan sale repurchase reserves	(36,471)	(20,541)

	(396,200)	(233,767)

Reported gains on sales of mortgage assets	$383,698	$367,508

Percent of gain on sale related to capital market transactions received as cash (2)	69%	88%

(1)	Includes residual interests and interest rate caps.

(2)	Cash proceeds divided by portion of gain on sale related to capital market transactions.
     Warehouse funding. To finance our prime originations, we utilize an on-balance sheet warehouse facility with capacity up to $25 million. This annual facility bears interest at one-month LIBOR plus 140 to 200 basis points. As of October 31, 2005 and April 30, 2005, the balance outstanding under this facility was $2.0 million and $4.4 million, respectively.
     To fund our non-prime originations, we utilize eight off-balance sheet warehouse Trusts. The facilities used by the Trusts had a total committed capacity of $13.5 billion as of October 31, 2005.

Amounts drawn on the facilities by the Trusts totaled $9.5 billion at October 31, 2005. See additional discussion below in “Off-Balance Sheet Financing Arrangements.”
     We believe the sources of liquidity available to the Mortgage Services segment are sufficient for its needs.
     Business Services. Business Services funding requirements are largely related to receivables for completed work and “work in process.” We provide funding sufficient to cover their working capital needs. This segment used $12.3 million in operating cash flows during the first six months of the year. Business Services used $209.9 million in investing activities primarily related to the American Express Tax and Business Services, Inc. acquisition and, to a lesser extent, capital expenditures.
     Investment Services. Investment Services, through HRBFA, is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers.
     At October 31, 2005, HRBFA’s net capital of $116.4 million, which was 19.1% of aggregate debit items, exceeded its minimum required net capital of $12.2 million by $104.2 million.
     In the first six months of fiscal year 2005, Investment Services provided $35.9 million in cash from its operating activities primarily due to working capital changes, including the timing of cash deposits that are restricted for the benefit of customers.
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
     Pledged securities at October 31, 2005 totaled $47.0 million, an excess of $9.0 million over the margin requirement. Pledged securities at the end of fiscal year 2005 totaled $44.6 million, an excess of $7.9 million over the margin requirement.
     We believe the funding sources for Investment Services are stable. Liquidity risk within this segment is primarily limited to maintaining sufficient capital levels to obtain securities lending liquidity to support margin borrowing by customers.
OFF-BALANCE SHEET FINANCING ARRANGEMENTS
Substantially all non-prime mortgage loans we originate are sold daily to the Trusts. The Trusts purchase the loans from us utilizing eight warehouse facilities that were arranged by us, bear interest at one-month LIBOR plus 45 to 400 basis points and expire on various dates during the year. During the second quarter, the warehouse facilities were increased from $10.0 billion to $13.5 billion. An additional uncommitted facility of $1.0 billion brings total capacity to $14.5 billion.
     In August 2005, the FASB issued three exposure drafts which amend Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” See discussion in note 13 to the condensed consolidated financial statements.
     There have been no other material changes in our off-balance sheet financing arrangements from those reported at April 30, 2005 in our Annual Report on Form 10-K/A.
COMMERCIAL PAPER ISSUANCE
We maintain two unsecured CLOCs for working capital, support of our commercial paper program and general corporate purposes. In August 2005, the first CLOC expired and was replaced with a new $1.0 billion CLOC, which expires in August 2010. Also in August 2005, the second CLOC was extended, and now expires in August 2010.
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
Origination Margin

					(dollars in 000s)

	Three months ended			Six months ended

		Restated			Restated
	October 31,	October 31,	July 31,	October 31,	October 31,
	2005	2004	2005	2005	2004

Total expenses	$239,912	$175,860	$225,970	$465,882	$338,808
Add: Expenses netted against gain on sale revenues	120,981	79,850	114,224	235,205	172,339
Less:
Cost of services	67,811	52,931	64,392	132,203	102,792
Cost of acquisition	50,591	30,410	52,306	102,897	72,110
Allocated support departments	6,793	6,804	5,831	12,624	12,149
Other	10,300	4,400	6,255	16,555	3,500

	$225,398	$161,065	$211,410	$436,808	$320,596

Divided by origination volume	$12,620,808	$6,512,983	$10,887,629	$23,508,437	$13,329,500
Total cost of origination	1.79%	2.47%	1.94%	1.86%	2.41%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks from those reported at April 30, 2005 in our Annual Report on Form 10-K/A.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
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
     As of the end of the period covered by this Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, and included consideration of the material weakness initially disclosed in our Annual Report on Form 10-K/A for the year ended April 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because of the material weakness described below.
     As disclosed initially in our Annual Report on Form 10-K/A for the year ended April 30, 2005, management identified a material weakness in our accounting for income taxes. Specifically, the Company did not maintain sufficient resources in the corporate tax function to accurately identify, evaluate and report, in a timely manner, non-routine and complex transactions. In addition, the Company had not completed the requisite historical analysis and related reconciliations to ensure tax balances were appropriately stated prior to the completion of the Company’s April 30, 2005 internal control activities.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In order to remediate the aforementioned material weakness, management completed the requisite historical analysis including creation of the necessary tax basis balance sheets and current and deferred reconciliations required and related internal control testing to ensure propriety of all tax related financial statement account balances as of the Form 10-K/A filing date. The Company believes it established appropriate controls and procedures and created appropriate tax account analysis and support subsequent to April 30, 2005.
     Additionally, in our efforts to remediate the material weakness management has engaged a third-party firm to assist us in performing a comprehensive evaluation of the corporate tax function, including resource requirements. We expect this third-party evaluation to be completed by December 31, 2005. Since August 1, 2005, we have hired an Income Tax Accounting Manager, a Corporate Tax Manager and two additional Tax Analysts. In addition to implementing management’s action plan addressing items from the comprehensive evaluation, we will continue to monitor the improvements in the controls over accounting for income taxes to ensure remediation of the material weakness.
     Other than the changes outlined above, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information below should be read in conjunction with the information included in note 11 to our condensed consolidated financial statements.
RAL LITIGATION
We reported in current reports on Form 8-K, previous quarterly reports on Form 10-Q, and in our annual report on Form 10-K/A for the year ended April 30, 2005, certain events and information regarding lawsuits throughout the country regarding our refund anticipation loan programs (collectively, “RAL Cases”). The RAL Cases have involved a variety of legal theories asserted by plaintiffs. These theories include allegations that, among other things, disclosures in the RAL applications were inadequate, misleading and untimely; the RAL interest rates were usurious and unconscionable; we did not disclose that we would receive part of the finance charges paid by the customer for such loans; breach of state laws on credit service organizations; breach of contract, unjust enrichment, unfair and deceptive acts or practices; violations of the federal Racketeer Influenced and Corrupt Organizations Act; violations of the federal Fair Debt Collection Practices Act; and breach of fiduciary duty to our customers in connection with the RAL program.
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
     We believe we have meritorious defenses to the RAL Cases and we intend to defend the remaining RAL Cases vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate. Likewise, there can be no assurances regarding the impact of the RAL Cases on our financial statements. We have accrued our best estimate of the probable loss related to the RAL Cases. The following is updated information regarding the pending RAL Cases that are class actions or putative class actions in which developments occurred during or after the three months ended October 31, 2005:
     Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al., (formerly Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., Block Financial Corporation, et al.) Case No. 98 C 2178, United States District Court for the Northern District of Illinois, Eastern Division, instituted on April 18, 1998. In March 2004, the court either dismissed or decertified all of the plaintiffs’ claims other than part of one count alleging violations of the racketeering and conspiracy provisions of the Racketeer Influenced and Corrupt Organizations Act. On May 9, 2005, the parties agreed to a settlement, subject to court approval. The settlement agreement provided for (i) the defendants to pay $110 million in cash and $250 million face value in freely transferable rebate coupons and (ii) all persons who applied for and obtained a RAL through an H&R Block office or certain lenders from January 1, 1987 through April 29, 2005 (the “Carnegie Settlement Class”) to release all claims against us regarding RALs or certain services provided in connection with RALs. The settlement agreement also specified required business practices, procedures, disclosures and forms for use in making RALs and barred members of the Carnegie Settlement Class from commencing any other claims or actions against us regarding RALs made pursuant to such practices, procedures, disclosures and forms (the “Forward Looking Protections”). In negotiating the settlement, we ascribed significant value to the Forward-Looking Protections and the expanded class of plaintiffs to be covered by the settlement in determining the amount of consideration we were willing to pay in settling the case. On May 26, 2005, the court denied approval of the proposed settlement. This class action case is scheduled to go to trial on March 27, 2006. We intend to continue defending the case vigorously, but there are no assurances as to its outcome.
     Deandra D. Cummins, et al. v. H&R Block, Inc., et al., Case No. 03-C-134 in the Circuit Court of Kanawha County, West Virginia, instituted on January 22, 2003. Summary judgment motions were to be heard on September 30, 2005, and the trial was to begin on October 17, 2005 for this class action case. The hearing for summary judgment and the trial have now been postponed. No new dates have been scheduled.
     Joyce Green, et al. v. H&R Block, Inc., Block Financial Corporation, et al., Case No. 97195023, in the Circuit Court for Baltimore City, Maryland, instituted on July 14, 1997. This class action case is scheduled to go to trial on May 8, 2006.
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
OTHER CLAIMS AND LITIGATION
As reported previously, the NASD brought charges against HRBFA regarding the sale by HRBFA of Enron debentures in 2001. A hearing for this matter is scheduled for May 2, 2006. We intend to defend the NASD charges vigorously, although there can be no assurances regarding the outcome and resolution of the matter.
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
     In addition to the aforementioned types of cases, we are parties to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits (“Other Claims”) concerning investment products, the preparation of customers’ income tax returns, the fees charged customers for various products and services, losses incurred by customers with respect to their investment accounts, relationships with franchisees, denials of mortgage loans, contested mortgage foreclosures, other aspects of the mortgage business, intellectual property disputes, employment matters and contract disputes. We believe we have meritorious defenses to each of the Other Claims, and we are defending them vigorously. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material adverse effect on our consolidated financial statements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
A summary of our purchases of H&R Block common stock during the second quarter of fiscal year 2006 is as follows:

				(shares in 000s)

			Total Number of Shares	Maximum Number
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased (1)	per Share	Plans or Programs (2)	the Plans or Programs (2)

August 1 — August 31	2,388	$53.62 (3)	2,389	10,494
September 1 — September 30	—	$—	—	10,494
October 1 — October 31	2	$23.87	—	10,494

(1)	Of the total number of shares purchased, 1,076 shares were purchased in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on restricted shares.

(2)	On June 9, 2004, our Board of Directors approved the repurchase of 15 million shares, respectively, of H&R Block, Inc. common stock. This authorization has no expiration date.

(3)	On June 8, 2005, our Board of Directors declared a two-for-one stock split of the Company’s Common Stock in the form of a 100% stock distribution, effective August 22, 2005, to shareholders of record as of the close of business on August 1, 2005.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of shareholders was held on September 7, 2005, at which four Class I directors were elected to serve three-year terms and the proposals set forth below were submitted to a vote of shareholders. The number of votes cast for, against or withheld, the number of abstentions, and the number of no votes (if applicable) for the election of directors and each proposal were as follows:

Election of Class I Directors

Nominee	Votes FOR	Votes WITHHELD

Thomas M. Bloch	132,821,668	2,438,561
Mark A. Ernst	132,728,968	2,520,261
David Baker Lewis	133,977,504	1,271,725
Tom D. Seip	114,119,834	21,129,395

Approval of H&R Block Performance Plan, as amended

Votes For	131,338,120
Votes Against	2,648,130
Abstain	1,262,978

Ratification of the Appointment of KPMG LLP as our Independent Accountants for the fiscal year ended April 30, 2006

Votes For	143,615,698
Votes Against	2,120,943
Abstain	356,947
     At the close of business on July 5, 2005, the record date for the annual meeting of shareholders, there were 167,247,961 shares of our Common Stock outstanding and entitled to vote at the meeting. There were 135,249,230 shares represented at the annual meeting of shareholders.
ITEM 6. EXHIBITS

10.1	Amended and Restated Sale and Servicing Agreement dated August 5, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4 and Wells Fargo Bank, National Association.

10.2	Amended and Restated Note Purchase Agreement dated August 5, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions party thereto and JPMorgan Chase Bank, N.A.

10.3	Amended and Restated Five-Year Credit and Guarantee Agreement dated as of August 10, 2005 among Block Financial Corporation, H&R Block, Inc., the lenders party thereto, Bank of America, N.A., HSBC Bank USA, National Association, Royal Bank of Scotland PLC, JPMorgan Chase Bank, N.A., and J.P. Morgan Securities Inc.

10.4	Five-Year Credit and Guarantee Agreement dated as of August 10, 2005 among Block Financial Corporation, H&R Block, Inc., the lenders party thereto, Bank of America, N.A., HSBC Bank USA, National Association, Royal Bank of Scotland PLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc.

10.5	Sale and Servicing Agreement dated as of September 1, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2005-7 and Wells Fargo Bank, N.A.

10.6	Note Purchase Agreement dated as of September 1, 2005 among Option One Loan Warehouse Corporation, Option One Owner Trust 2005-7, HSBC Securities (USA) Inc., HSBC Bank USA, N.A., Bryant Park Funding LLC and HSBC Securities (USA) Inc.

10.7	Indenture dated as of September 1, 2005 between Option One Owner Trust 2005-7 and Wells Fargo Bank, N.A.

10.8	Omnibus Amendment No. 1 dated as of September 8, 2005 among Option One Mortgage Corporation, Option One Owner Trust 2002-3 and Wells Fargo Bank, N.A.

10.9	Other Income License Agreement (Products and/or Services) dated September 15, 2005 between Wal-Mart Stores, Inc. and H&R Block Services, Inc.

10.10	Employment Agreement dated September 27, 2005 between HRB Management, Inc. and Jeff Nachbor.

10.11	Amendment No. Six to Amended and Restated Note Purchase Agreement dated November 25, 2003 among Option One Loan Warehouse Corporation, Option One Owner Trust 2001-2 and Bank of America, N.A.

10.12	Amendment Number Two to the Second Amended and Restated Sale and Servicing Agreement dated as of March 8, 2005 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank N.A.

10.13	Amendment Number Three to the Second Amended and Restated Sale and Servicing Agreement dated as of March 8, 2005 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank N.A.

10.14	HSBC Retail Settlement Products Distribution Agreement dated as of September 23, 2005 among HSBC Bank USA, National Association, HSBC Taxpayer Financial Services Inc., Beneficial Franchise Company Inc., Household Tax Masters Acquisition Corporation, H&R Block Services, Inc., H&R Block Tax Services, Inc., H&R Block Enterprises, Inc., H&R Block Eastern Enterprises, Inc., H&R Block Digital Tax Solutions, LLC, H&R Block Associates, L.P., HRB Royalty, Inc. HSBC Finance Corporation and H&R Block, Inc.*

10.15	HSBC Digital Settlement Products Distribution Agreement dated as of September 23, 2005 among HSBC Bank USA, National Association, HSBC Taxpayer Financial Services Inc., H&R Block Digital Tax Solutions, LLC and H&R Block Services, Inc.*

10.16	HSBC Refund Anticipation Loan Participation Agreement dated as of September 23, 2005 among Household Tax Masters Acquisition Corporation, Block Financial Corporation, HSBC Bank USA, National Association and HSBC Taxpayer Financial Services Inc.*

10.17	HSBC Settlement Products Servicing Agreement dated as of September 23, 2005 among HSBC Bank USA, National Association, HSBC Taxpayer Financial Services Inc., Household Tax Masters Acquisition Corporation and Block Financial Corporation*

10.18	HSBC Program Appendix of Defined Terms and Rules of Construction*

10.19	Sale and Servicing Agreement dated as of October 1, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2005-8 and Wells Fargo Bank, N.A.

10.20	Note Purchase Agreement dated as of October 1, 2005 among Option One Loan Warehouse Corporation, Option One Owner Trust 2005-8 and Merrill Lynch Bank USA.

10.21	Indenture dated as of October 1, 2005 between Option One Owner Trust 2005-8 and Wells Fargo Bank, N.A.

10.22	Fourth Amended and Restated Loan Purchase and Contribution Agreement dated as of September 1, 2005 between Option One Loan Warehouse Corporation and Option One Mortgage Corporation.

10.23	Second Amendment to Second Amended and Restated Refund Anticipation Loan Operations Agreement dated as of August 31, 2005 among H&R Block Services, Inc., H&R Block Tax Services, Inc., HRB Royalty, Inc., HSBC Taxpayer Financial Services, Inc., HSBC Bank USA, National Association and Beneficial Franchise Company.*

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

Mark A. Ernst
Chairman of the Board, President
and Chief Executive Officer
December 12, 2005

William L. Trubeck
Executive Vice President and
Chief Financial Officer
December 12, 2005

Jeffrey E. Nachbor
Senior Vice President and
Corporate Controller
December 12, 2005