Form 10-K/A
period 2005-04-30
H&R BLOCK INC
filed 2006-03-31
CIK 12659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 2
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
Common Stock, without par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐.
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on October 31, 2004, was $7,683,275,768.
Number of shares of registrant’s Common Stock, without par value, outstanding on June 30, 2005: 331,940,594.
Documents incorporated by reference
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders, to be held September 7, 2005, is incorporated by reference in Part III to the extent described therein.

2005 FORM 10-K/A No. 2 AND ANNUAL REPORT

PART II
Item 6.	Selected Financial Data	2
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 8.	Financial Statements and Supplementary Data	23
Item 9A.	Controls and Procedures	63

PART IV
Item 15.	Exhibits and Financial Statement Schedules	65
	Signatures	66
Consent of KPMG LLP
Consent of PricewaterhouseCoopers LLP
Certification by CEO Pursuant to Section 302
Certification by CFO Pursuant to Section 302
Certification by CEO Furnished Pursuant to 18 U.S.C. 1350
Certification by CFO Furnished Pursuant to 18 U.S.C. 1350
EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A (“Form 10-K/A2”) to the company’s Annual Report on Form 10-K for the year ended April 30, 2005, initially filed with the Securities and Exchange Commission on August 1, 2005, is being filed to reflect restatements of our consolidated balance sheets at April 30, 2005 and 2004, consolidated statements of income and comprehensive income, of cash flows and of stockholders’ equity for each of the two years in the period ended April 30, 2005, and the notes related thereto. See detail discussion of the restatements in Item 8, note 2 to our consolidated financial statements.
     On February 22, 2006, the Company’s management and the Audit Committee of the Board of Directors concluded to restate previously issued consolidated financial statements for the fiscal years ended April 30, 2005 and 2004 and the related fiscal quarters. The Company arrived at this conclusion during the course of its closing process for the quarter ended January 31, 2006.
     The restatement pertains primarily to errors in determining the Company’s state effective income tax rate, including errors in identifying changes in state apportionment, expiring state net operating losses and related factors, for the fiscal years ended April 30, 2005 and 2004, and the related fiscal quarters.
     The following items have been amended as a result:
•	Part II — Item 6. Selected Financial Data

•	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II — Item 8. Financial Statements and Supplementary Data

•	Part II — Item 9A. Controls and Procedures

•	Part II — Item 15. Exhibits and Financial Statement Schedules
In addition, this amendment includes the following exhibits:
•	Exhibit 23.1 — Consent of KPMG LLP, Independent Registered Public Accounting Firm.

•	Exhibit 23.2 — Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

•	Exhibit 31.1 — Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 31.2 — Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 32.1 — Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 32.2 — Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

PART II
ITEM 6. SELECTED FINANCIAL DATA
We derived the selected historical consolidated financial data presented below as of and for each of the five years in the period ended April 30, 2005 from our consolidated financial statements. The data for all periods presented has been restated. The data for fiscal years 2005 and 2004 was restated in March 2006 to reflect corrections to income taxes. The data for fiscal years 2004, 2003, 2002 and 2001 was restated in August 2005 to reflect corrections to gain on sale accounting, incentive compensation accruals, lease accounting, capitalization of certain branch office costs, acquisition accounting and income taxes. These restatements are more fully described in Item 8, note 2 to our consolidated financial statements. The data set forth below should be read in conjunction with Item 7 and our consolidated financial statements.
     The impact of the restatement on fiscal year 2002 resulted in an increase in net income of $6.9 million, or $.02 per basic and diluted share, and a decrease of $9.5 million in total assets. The impact on fiscal year 2001 resulted in an increase in net income of $1.5 million, or $.00 per basic and diluted share, and an increase of $4.9 million in total assets.

(in 000s, except per share amounts)
	Restated	Restated	Restated	Restated	Restated
April 30,	2005	2004	2003	2002	2001

Revenues	$4,420,019	$4,247,880	$3,731,126	$3,311,943	$2,982,157
Net income before change in accounting principle	623,910	700,452	477,615	441,287	278,211
Net income	623,910	694,093	477,615	441,287	282,625
Basic earnings per share:
Net income before change in accounting principle	$1.88	$1.98	$1.33	$1.21	$.76
Net income	1.88	1.96	1.33	1.21	.77
Diluted earnings per share:
Net income before change in accounting principle	$1.85	$1.94	$1.30	$1.17	$.75
Net income	1.85	1.92	1.30	1.17	.76
Total assets	$5,538,056	$5,233,827	$4,666,502	$4,396,731	$4,170,980
Long-term debt	923,073	545,811	822,302	868,387	870,974
Dividends per share	$.43	$.39	$.35	$.32	$.29
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatements of previously issued financial statements, as discussed in Item 8, note 2 to our consolidated financial statements. All share and per share amounts in this document have been adjusted to reflect the retroactive effect of the stock split.
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
     Our key strategic priorities can be summarized as follows:
•	Tax Services — continue expanding our office network, improve our client service and satisfaction scores, focus on advice that supports client growth and increased brand loyalty.

•	Mortgage Services — continue growing origination volumes while lowering our cost of origination, distinguish our service quality, minimize risk and volatility in performance and optimize value from secondary markets.

•	Business Services — continue expansion of our national accounting, tax and consulting business, add extended services to middle-market companies and enhance our client service culture.

•	Investment Services — work to align the segment’s cost structure with its revenues, attract and retain productive advisors, serve the broad consumer market through advisory relationships and integrate the Tax Services client base into this segment.
OVERVIEW >>>
A summary of our fiscal year 2005 results is as follows:
•	Revenues grew 4.1% over the prior year, primarily due to our Tax Services and Business Services segments, with this growth somewhat offset by a revenue decline at our Mortgage Services segment.

•	Diluted earnings per share declined 3.6% from fiscal year 2004 to $1.85, primarily due to lower profitability in our Mortgage Services segment. Current year results included a non-operating gain of $0.03 per diluted share for legal recoveries.
•	Tax Services fell short of its target client levels, although increases in our pricing and the complexity of returns prepared allowed the segment’s revenue growth to continue. Segment revenues increased 7.6% over the prior year and segment pretax income increased $25.0 million, or 3.9%.

•	Mortgage Services’ origination volumes of $31.0 billion were at record levels, but margin compression drove gains on sales of mortgage assets to decline 10.5% to $822.1 million.

•	Business Services revenues and pretax income increased 14.8% and 54.7%, respectively, over the prior year. The increase was primarily due to higher demand for traditional accounting, tax and consulting services.

•	Investment Services reported a pretax loss of $75.4 million compared to $75.6 million in the prior year. Operating results for the fourth quarter of fiscal year 2005 showed marked improvement, which we hope will continue into the fiscal year 2006.

(in 000s, except per share amounts)
Consolidated Results of Operations
	Restated	Restated	Restated
Year ended April 30,	2005	2004	2003

REVENUES >>>
Tax Services	$2,358,293	$2,191,177	$1,946,763
Mortgage Services	1,246,018	1,323,709	1,150,080
Business Services	573,316	499,210	434,140
Investment Services	239,244	229,470	200,794
Corporate	3,148	4,314	(651)

	$4,420,019	$4,247,880	$3,731,126

PRETAX INCOME (LOSS) >>>
Tax Services	$663,518	$638,493	$556,703
Mortgage Services	496,093	688,523	656,324
Business Services	29,871	19,312	(16,033)
Investment Services	(75,370)	(75,614)	(219,421)
Corporate	(96,397)	(107,739)	(122,009)

	1,017,715	1,162,975	855,564
Income taxes	393,805	462,523	377,949

Net income before change in accounting principle	623,910	700,452	477,615
Cumulative effect of change in accounting principle	—	(6,359)	—

Net income	$623,910	$694,093	$477,615

Basic earnings per share	$1.88	$1.96	$1.33
Diluted earnings per share	1.85	1.92	1.30
CRITICAL ACCOUNTING POLICIES >>>
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
     REVENUE RECOGNITION >>> We have many different revenue sources, each governed by specific revenue recognition policies. Our revenue recognition policies can be found in Item 8, note 1 to our consolidated financial statements. Additional discussion of our recognition of gains on sales of mortgage assets follows.
     GAINS ON SALES OF MORTGAGE ASSETS >>> We sell substantially all of the non-prime mortgage loans we originate to the Trusts, which are qualifying special purpose entities (“QSPEs”), with servicing rights generally retained. Prime mortgage loans are sold in whole loan sales, servicing released, to third-party buyers. Gains on sales of mortgage assets are recognized when control of the assets is surrendered (when loans are sold to Trusts) and are based on the difference between cash proceeds and the allocated cost of the assets sold.
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

(in 000s)

Acquisition cost of underlying mortgage loans	$1,000,000
Fair values:
Net proceeds	$990,000
Beneficial interest in Trusts	20,000
MSRs	9,000

$1,019,000

Computation of gain on sale:
Net proceeds	$990,000
Less allocated cost ($990,000 / $1,019,000 x $1,000,000)	971,541

Recorded gain on sale	$18,459

Recorded beneficial interest in Trusts ($20,000 / $1,019,000 x $1,000,000)	$19,627

Recorded value of MSRs ($9,000 / $1,019,000 x $1,000,000)	$8,832

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
     VALUATION OF RESIDUAL INTERESTS >>> We use discounted cash flow models to determine the estimated fair values of our residual interests. We develop our assumptions for expected losses, prepayment speeds, discount rates and interest rates based on historical experience and third-party market sources. Variations in our assumptions could materially affect the estimated fair values, which may require us to record impairments or unrealized gains. In addition, variations will also affect the amount of residual interest accretion recorded on a monthly basis. Residual interests valued at $205.9 million and $211.0 million were recorded as of April 30, 2005 and 2004, respectively. We recorded $95.9 million in net write-ups in other comprehensive income and $12.2 million in impairments in the income statement related to our residual interests during fiscal year 2005 as actual performance differed from our assumptions. See Item 8, note 1 to our consolidated financial statements for our methodology used in valuing residual interests. See Item 8, note 6 to our consolidated financial statements for current assumptions and a sensitivity analysis of those assumptions. See Item 7A for sensitivity analysis related to interest rates.
     VALUATION OF MORTGAGE SERVICING RIGHTS >>> MSRs are carried at the lower of cost or fair value. We use discounted cash flow models to determine the estimated fair values of our MSRs. Fair values take into account the historical prepayment activity of the related loans and our estimates of the remaining future cash flows to be generated through servicing the underlying mortgage loans. Variations in our assumptions could materially affect the estimated fair values, which may require us to record impairments.
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
     VALUATION OF GOODWILL >>> Our goodwill impairment analysis is based on a discounted cash flow approach and market comparables, when available. This analysis, at the reporting unit level, requires significant management judgment with respect to revenue and expense growth rates, changes in working capital, and the selection and application of an appropriate discount rate. Changes in the projections or assumptions could materially affect fair values. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease any impairment charge.
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
     LITIGATION >>> Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. Therefore, we have recorded reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, we have concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded.
     STOCK-BASED COMPENSATION >>> Stock-based compensation expense is determined based on the grant-date fair value and the number of equity instruments that vest. We use the Black-Scholes model to calculate the fair value for stock options and employee stock purchase plan (“ESPP”) shares using the following assumptions: stock volatility, expected life, risk-free interest rate and dividend yield. The fair value of restricted shares is the stock price on the date of the grant. We also estimate, based on historical data, the percent of equity instruments expected to vest. Variations in the assumptions used to calculate fair value could either positively or negatively affect the recorded expense. Variations between actual performance and the estimate of vesting could result in timing adjustments recorded at the end of the vesting period. Additionally, changes in accounting rules related to stock-based compensation could result in changes to our assumptions of fair value and expense recognition.
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
     INCOME TAXES >>> We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the applicable calendar year. Adjustments based on filed returns are recorded when identified. We file a consolidated federal tax return on a calendar year basis, generally in the second fiscal quarter of the subsequent year.
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
     OTHER SIGNIFICANT ACCOUNTING POLICIES >>> Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. These policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standard setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see Item 8, note 1 to our consolidated financial statements, which discusses accounting policies we have selected when there are acceptable alternatives.

RESULTS OF OPERATIONS >>>
Our business is divided into four reportable segments: Tax Services, Mortgage Services, Business Services and Investment Services.
TAX SERVICES
This segment primarily consists of our income tax preparation businesses — retail, online and software. The previously reported U.S. Tax Operations has been aggregated with the International Tax Operations segment in the Tax Services segment.

Tax Services — Operating Statistics		(in 000s, except average fee)
Year Ended April 30,	2005	2004(1)	2003(1)

CLIENTS SERVED >>>
United States:
Company-owned offices	10,608	10,627	10,105
Franchise offices	5,428	5,460	6,488

	16,036	16,087	16,593

Digital tax solutions:
Software (2)	1,804	2,027	1,963
Online (3)	1,213	1,207	920

	19,053	19,321	19,476
International (4)	2,333	2,253	2,227

	21,386	21,574	21,703

AVERAGE FEE PER CLIENT SERVED (5) >>>
Company-owned offices	$158.19	$146.34	$137.16
Franchise offices	135.98	127.91	118.05

	$150.67	$140.09	$129.69

RALs(6) >>>
Company-owned offices	2,667	2,713	2,768
Franchise offices	1,499	1,508	1,790
Digital tax solutions:
Software	2	5	—
Online	32	57	75

	4,200	4,283	4,633

(1)	Company-owned and franchise data for fiscal years 2004 and 2003 have not been restated for franchise acquisitions.

(2)	Includes TaxCut federal units sold.

(3)	Includes online completed and paid federal returns, and state returns only when no payment was made for a federal return.

(4)	The end of the Canadian tax season was extended from April 30 to May 2, 2005. Clients served in our international operations in fiscal year 2005 includes approximately 47,500 returns in both company-owned and franchise offices which were accepted by the client on May 1 and 2, 2005. The revenues related to these returns will be recognized in fiscal year 2006.

(5)	Calculated as gross tax preparation and related fees divided by clients served (U.S. only).

(6)	Data is for tax season (January 1 — April 30) only.

Tax Services — Financial Results			(in 000s)
		Restated	Restated
Year Ended April 30,	2005	2004	2003

Service revenues:
Tax preparation and related fees	$1,718,867	$1,589,439	$1,437,835
Online tax services	49,515	44,915	25,892
Other service revenues	143,648	127,602	97,794

	1,912,030	1,761,956	1,561,521
Royalties	197,551	184,882	174,659
RAL participation fees	182,784	168,375	896
RAL waiver fees	—	6,548	138,242
Software sales	44,419	43,823	39,314
Other	21,509	25,593	32,131

Total revenues	2,358,293	2,191,177	1,946,763

Cost of services:
Compensation and benefits	726,654	672,066	591,556
Occupancy	281,772	255,516	225,045
Depreciation and amortization	54,579	48,808	42,505
Supplies	47,703	40,792	40,992
Bad debt	33,046	27,328	32,653
Other	103,560	92,137	125,653

	1,247,314	1,136,647	1,058,404
Cost of software sales	37,819	41,895	34,842
Selling, general and administrative	409,642	374,142	296,814

Total expenses	1,694,775	1,552,684	1,390,060

Pretax income	$663,518	$638,493	$556,703

FISCAL 2005 COMPARED TO FISCAL 2004 >>> Tax Services’ revenues increased $167.1 million, or 7.6%, compared to the prior year. Fiscal year 2005 was the first year of a multi-year strategy to expand our retail distribution network, to increase client growth by providing more convenient access to our services and to react to increased competition in the tax preparation market. In the U.S., we opened a net 1,252 new offices, 609 of which were part of the expansion of our company-owned retail distribution network. This expansion contributed incremental revenues of $24.9 million and pretax losses of $18.9 million. Clients served in our U.S. company-owned offices declined 0.2% from the prior year.
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
FISCAL 2006 OUTLOOK >>> In fiscal year 2006, we plan to continue our office expansion initiative by adding between 500 and 700 more offices across our company-owned and franchise network. We believe by investing in our office network, we will attract potential clients who are primarily motivated by convenience. Although we expect the additional tax offices to result in incremental clients and revenues during fiscal year 2006, due to the cost of expansion we expect incremental pretax losses from these newly added offices. We expect the performance of offices added during fiscal year 2005 to improve in the upcoming year.
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
FISCAL 2004 COMPARED TO FISCAL 2003 >>> Tax Services’ revenues increased $244.4 million, or 12.6%, for fiscal year 2004.
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
RAL LITIGATION >>> In fiscal year 2003, we announced a settlement had been reached in the cases Ronnie and Nancy Haese, et al. v. H&R Block, Inc., et al., Case No. CV96-4213, District Court of Kleberg County, Texas (Haese I) and Ronnie and Nancy Haese, et al. v. H&R Block, Inc., et al., Case No. CV-99-314-D, District Court of Kleberg County, Texas (Haese II), filed originally as one action on July 30, 1996. As a result of that settlement, we recorded a liability and pretax expense of $43.5 million during fiscal year 2003. This represented our best estimate of our share of the settlement, plaintiff class legal fees and expenses, tax products and associated mailing expenses. Our share of the settlement is less than the total amount awarded due to amounts recoverable from a co-defendant in the case.
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

Mortgage Services — Operating Statistics			(dollars in 000s)
Year Ended April 30,	2005	2004	2003

VOLUME OF LOANS ORIGINATED >>>
Wholesale (non-prime)	$26,977,810	$20,150,992	$13,659,243
Retail:
Non-prime	3,005,168	1,846,674	1,220,563
Prime	1,018,746	1,258,347	1,697,815

	$31,001,724	$23,256,013	$16,577,621

LOAN CHARACTERISTICS >>>
Weighted average FICO score (1)	614	608	604
Weighted average interest rate for borrowers (“WAC”) (1)	7.36%	7.39%	8.15%
Weighted average loan-to-value (1)	78.9%	78.1%	78.7%
Percentage of first mortgage loans owner-occupied	92.6%	92.9%	93.0%
Percentage with prepayment penalty	70.8%	73.7%	79.9%
Percentage of fixed-rate mortgages	22.1%	30.4%	24.4%
Percentage of adjustable- rate mortgages	77.9%	69.6%	75.6%
ORIGINATION MARGIN (% OF ORIGINATION VOLUME) (2) >>>
Loan sale premium	2.77%	4.21%	4.87%
Accretion on beneficial interest in Trusts	0.63%	0.72%	0.65%
Gain (loss) on derivatives	0.15%	(0.05%)	(0.02%)
Loan sale repurchase reserves	(0.13%)	(0.20%)	(0.13%)
MSR gain on sale	0.44%	0.36%	0.36%

	3.86%	5.04%	5.73%
Cost of acquisition	(0.54%)	(0.50%)	(0.36%)
Direct origination expenses	(0.68%)	(0.65%)	(0.62%)

Net gain on sale — gross margin (3)	2.64%	3.89%	4.75%
Other revenues	0.03%	0.01%	(0.01%)
Other cost of origination	(1.55%)	(1.68%)	(1.91%)

Net margin	1.12%	2.22%	2.83%

Total cost of origination	2.23%	2.33%	2.53%
Total cost of origination and acquisition	2.77%	2.83%	2.89%
LOAN DELIVERY >>>
Loan sales	$30,975,523	$23,234,935	$17,225,774
Execution price: (4) Loans originated and sold	3.01%	4.09%	4.63%
Loans acquired and sold	—	—	.18%

	3.01%	4.09%	4.46%

Mortgage Services — Financial Results			(in 000s)
		Restated	Restated
Year Ended April 30,	2005	2004	2003

Components of gains on sales:
Gain on mortgage loans	$772,061	$915,628	$792,072
Gain (loss) on derivatives	46,853	(11,957)	(4,141)
Gain on sales of residual interests	15,396	40,689	93,307
Impairment of residual interests	(12,235)	(26,063)	(54,111)

	822,075	918,297	827,127

Interest income:
Accretion-residual interests	137,610	186,466	146,343
Other	11,850	5,064	5,421

	149,460	191,530	151,764

Loan-servicing revenue	273,056	211,710	168,351
Other	1,427	2,172	2,838

Total revenues	1,246,018	1,323,709	1,150,080

Cost of services	221,300	193,018	141,419
Cost of non-service revenues:
Compensation and benefits	218,544	190,499	146,907
Occupancy	33,155	25,635	22,701
Other	72,803	71,634	74,332

	324,502	287,768	243,940

Selling, general and administrative	204,123	154,400	108,397

Total expenses	749,925	635,186	493,756

Pretax income	$496,093	$688,523	$656,324

(1)	Represents non-prime production.

(2)	As restated. See “Reconciliation of Non-GAAP Financial Information” at the end of Item 7.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

(4)	Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

FISCAL 2005 COMPARED TO FISCAL 2004 >>> Mortgage Services’ revenues decreased $77.7 million, or 5.9%, compared to the prior year. Revenues decreased primarily as a result of a decline in gains on sales of mortgage loans.
     The following table summarizes the key drivers of gains on sales of mortgage loans:

		(dollars in 000s)

Year Ended April 30,	2005	2004

Application process:
Total number of applications	335,203	269,267
Number of sales associates (1)	3,526	2,812
Closing ratio (2)	58.3%	57.7%
Originations:
Total number of originations	195,392	155,339
WAC	7.36%	7.39%
Average loan size (all loans)	$159	$150
Total originations	$31,001,724	$23,256,013
Non-prime origination ratio	96.7%	94.6%
Direct origination and acquisition expenses, net	$378,674	$278,785
Revenue (loan value):
Net gain on sale — gross margin	2.64%	3.89%

(1)	Includes all direct sales and back office sales support associates.

(2)	Percentage of loans funded divided by total applications in the period.
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
     For the year ended April 30, 2004, we reclassified $167.7 million from interest income to gains on sales of mortgage assets, representing excess cash received from our beneficial interest in Trusts. The beneficial interest in Trusts is reported at fair value at each balance sheet date. Changes in fair value are included in current period earnings. The excess cash received and mark-to-market adjustment for each period have been classified as gain on sale of mortgage loans. This change had no impact on our net income as previously reported.
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
FISCAL 2006 OUTLOOK >>> We believe we can continue to grow our origination volumes in fiscal year 2006. Lowering our cost of origination will be a key priority for the upcoming year, and we have begun to implement new technologies to enhance the underwriting and origination processes.
     Based on these assumptions, we expect loan origination growth to exceed 20% at net margins in the range of 0.90% to 1.15% in fiscal year 2006.
FISCAL 2004 COMPARED TO FISCAL 2003 >>> Mortgage Services’ revenues increased $173.6 million, or 15.1%, compared to fiscal year 2003. This increase was primarily a result of increased production volumes, higher servicing income and accretion.
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
Business Services — Operating Statistics

Year Ended April 30,	2005	2004	2003

ACCOUNTING, TAX AND CONSULTING >>>
Chargeable hours (000s)	2,898	2,598	2,584
Chargeable hours per person	1,430	1,414	1,388
Net billed rate per hour	$133	$124	$120
Average margin per person	$112,573	$102,496	$97,117

Business Services — Financial Results			(in 000s)
		Restated	Restated
Year Ended April 30,	2005	2004	2003

Service revenues:
Accounting, tax and consulting	$412,473	$353,750	$337,903
Capital markets	67,922	73,860	35,629
Payroll, benefits and retirement services	27,331	21,172	20,745
Other services	31,170	19,390	7,912

	538,896	468,172	402,189
Other	34,420	31,038	31,951

Total revenues	573,316	499,210	434,140

Cost of services:
Compensation and benefits	310,950	256,640	233,303
Occupancy	24,699	20,498	20,873
Other	36,672	33,080	32,562

	372,321	310,218	286,738
Impairment of goodwill	—	—	13,459
Selling, general and administrative	171,124	169,680	149,976

Total expenses	543,445	479,898	450,173

Pretax income (loss)	$29,871	$19,312	$(16,033)

FISCAL 2005 COMPARED TO FISCAL 2004 >>> Business Services’ revenues for fiscal year 2005 increased $74.1 million, or 14.8%, from the prior year. This increase was primarily due to a $58.7 million increase in accounting, tax and consulting revenues resulting from an 11.5% increase in chargeable hours and a 7.3% increase in the net billed rate per hour. The increase in chargeable hours is primarily due to strong demand for our tax and accounting services as well as our consulting and risk management services. This demand stems from the current business environment and the emphasis placed on the accounting industry.
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
FISCAL 2006 OUTLOOK >>> Our focus for fiscal year 2006 is growing the business within our current markets by expanding our services to existing clients. We will continue to support our national business development strategy and we expect the demand for risk management services and financial process outsourcing to continue. We also believe the demand and competition for qualified professional staff will continue.
     We expect this segment’s pretax income for fiscal year 2006 to increase by approximately 30%.
FISCAL 2004 COMPARED TO FISCAL 2003 >>> Business Services’ revenues for fiscal year 2004 improved $65.1 million, or 15.0%, over the prior year. This increase was primarily due to a $38.2 million increase in capital markets revenue resulting from a 38.3% increase in the number of business valuation projects. Revenues in accounting, tax and consulting increased $15.8 million over the prior year as a result of newly acquired tax businesses and increased productivity. The acquisition of Tax Services’ former major franchises allowed us to acquire certain tax businesses associated with the original M&P acquisition. We were previously unable to acquire and operate these businesses in direct competition with major franchise territories. The acquired tax businesses contributed $13.0 million in revenues in 2004. The remainder of the increase was driven primarily by a 3.3% increase in the net billed rate per hour.

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
Investment Services — Operating Statistics

Year Ended April 30,	2005	2004	2003

Customer trades (1)	885,796	1,004,235	860,784
Customer daily average trades	3,529	3,923	3,429
Average revenue per trade (2)	$123.33	$119.36	$120.15
Customer accounts: (3)
Traditional brokerage	431,749	463,736	501,001
Express IRAs	380,539	366,040	216,351

	812,288	829,776	717,352

Ending balance of assets under administration (billions)	$27.8	$26.7	$22.3
Average assets per traditional brokerage account	$63,755	$57,204	$43,991
Average margin balances (millions)	$597	$545	$577
Average customer payables balances (millions)	$975	$984	$819
Number of advisors	1,010	1,009	984
Included in the numbers above are the following relating to fee-based accounts:

Customer accounts	7,668	6,964	4,680
Average revenue per account	$2,301	$1,572	$1,442
Assets under administration (millions)	$1,975	$1,494	$789
Average assets per active account	$260,238	$214,537	$168,522

(1)	Includes only trades on which revenues are earned (“revenue trades”). Revenues are earned on both transactional and annuitized trades.

(2)	Calculated as total trade revenues divided by revenue trades.

(3)	Includes only accounts with a positive balance.

Investment Services — Financial Results			(in 000s)
		Restated	Restated
Year Ended April 30,	2005	2004	2003

Service revenues:
Transactional revenue	$88,516	$99,559	$91,587
Annuitized revenue	77,386	60,950	38,507

Production revenue	165,902	160,509	130,094
Other service revenue	29,206	35,619	34,311

	195,108	196,128	164,405

Margin interest revenue	43,698	33,408	37,300
Less: interest expense	(3,114)	(1,358)	(4,830)

Net interest revenue	40,584	32,050	32,470

Other	438	(66)	(911)

Total revenues (1)	236,130	228,112	195,964

Cost of services:
Compensation and benefits	116,552	108,956	89,473
Occupancy	22,178	21,571	24,299
Other	19,555	24,091	25,604

	158,285	154,618	139,376
Impairment of goodwill	—	—	108,792
Selling, general and administrative	153,215	149,108	167,217

Total expenses	311,500	303,726	415,385

Pretax loss	$(75,370)	$(75,614)	$(219,421)

(1)	Total revenues, less interest expense
FISCAL 2005 COMPARED TO FISCAL 2004 >>> Investment Services’ revenues, net of interest expense, for fiscal year 2005 increased $8.0 million, or 3.5%. The increase is primarily due to higher margin interest revenue.
     Production revenue increased $5.4 million, or 3.4% over the prior year. Transactional revenue, which is based on individual securities transactions, decreased $11.0 million, or 11.1%, from the prior year due primarily to an 18.7% decline in transactional trading volume. This decline was partially offset by an increase in the average revenue per trade. Annuitized revenue, which consists of sales of mutual funds, insurance, fee-based products and unit investment trusts, increased $16.4 million, or 27.0%, due to increased sales of annuities, mutual funds and our fee-based wealth management accounts. Annuitized revenues represent 46.6% of total production revenues for fiscal year

2005, compared to 38.0% in the prior year. Advisor productivity averaged approximately $166,000 in the current year, essentially flat compared to the prior year.
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
FISCAL 2006 OUTLOOK >>> We believe the key to this segment’s profitability in the near-term is aligning the segment’s cost structure with its revenue. Our focus in the upcoming fiscal year will be on reducing costs and attracting productive advisors. In the fourth quarter of fiscal year 2005, we implemented a series of actions, which are not production dependent, to reduce costs and enhance performance. We have also implemented strict advisor production standards.
     Although we still expect to report an operating loss for fiscal year 2006, we anticipate that loss will be approximately $25 to $35 million less than the loss recorded in 2005.
FISCAL 2004 COMPARED TO FISCAL 2003 >>> Investment Services’ revenues, net of interest expense, for fiscal year 2004 increased $32.1 million, or 16.4%, over fiscal year 2003. The improvement is primarily due to the increase in annuitized revenues.
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

FISCAL 2005 COMPARED TO FISCAL 2004 >>> Corporate expenses increased $4.2 million primarily due to higher interest expense, resulting from higher interest rates and higher average debt balances.
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
     Our effective income tax rate for fiscal year 2005 decreased to 38.7% compared to 39.8% in fiscal year 2004. The decrease is due to tax benefits realized on net operating loss carryforwards and their related benefits and changes in reserves for uncertain tax positions.
FISCAL 2004 COMPARED TO FISCAL 2003 >>> Corporate revenues increased $5.0 million primarily as a result of operating capital gains of $1.0 million in 2004 compared to a $2.0 million write-off of investments at our captive insurance subsidiary and improved results from our small business subsidiary.
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
     Our effective income tax rate for fiscal year 2004 decreased to 39.8% compared to 44.2% in fiscal year 2003, primarily as a result of non-deductible goodwill impairment charges recorded in the prior year.

FINANCIAL CONDITION >>>
CAPITAL RESOURCES & LIQUIDITY BY SEGMENT
Our sources of capital include cash from operations, issuances of common stock and debt. We use capital primarily to fund working capital requirements, pay dividends, repurchase shares of our common stock and acquire businesses.
     CASH FROM OPERATIONS >>> Operating cash flows totaled $513.8 million, $852.5 million and $689.7 million in fiscal years 2005, 2004 and 2003, respectively. Operating cash flows in fiscal year 2005 decreased from fiscal year 2004 due to decreased cash flows from both Mortgage Services and Tax Services and increased income tax payments. Tax Services and Mortgage Services contributed $523.4 million and $89.7 million, respectively, to cash from operations in the current year. Income tax payments totaled $437.4 million this year, compared to $331.6 million in fiscal year 2004.
     ISSUANCES OF COMMON STOCK >>> We issue shares of our common stock in accordance with our stock-based compensation plans out of our treasury shares. Proceeds from the issuance of common stock totaled $136.1 million, $120.0 million and $126.3 million in fiscal years 2005, 2004 and 2003, respectively.
     DEBT >>> In August 2004 we filed an additional shelf registration statement with the SEC for up to $1.0 billion in debt securities. On October 26, 2004, we issued $400.0 million of 5.125% Senior Notes under our shelf registration statements. The proceeds from the notes were used to repay our $250.0 million in 6 3/4% Senior Notes, which were due on November 1, 2004. The remaining proceeds were used for working capital, capital expenditures, repayment of other debt and other general corporate purposes.
     DIVIDENDS >>> We have consistently paid quarterly dividends. Dividends paid totaled $143.0 million, $138.4 million and $125.9 million in fiscal years 2005, 2004 and 2003, respectively.
     SHARE REPURCHASES >>> On June 9, 2004, our Board of Directors approved an authorization to repurchase an additional 15 million shares. This authorization is in addition to the authorization of 20 million shares on June 11, 2003. During fiscal year 2005, we repurchased 11.2 million shares (pre-split) pursuant to these authorizations at an aggregate price of $527.5 million or an average price of $46.98 per share. There were 15.0 million shares remaining under the 2004 authorization and 0.1 million shares remaining under the 2003 authorization at the end of fiscal year 2005.
     We plan to continue to purchase shares on the open market in accordance with the existing authorizations, subject to various factors including the price of the stock, the availability of excess cash, our ability to maintain liquidity and financial flexibility, securities laws restrictions, targeted capital levels and other investment opportunities available.
     ACQUISITIONS >>> From time to time we acquire businesses that are viewed to be a good strategic fit to our organization. Total cash paid for acquisitions was $37.6 million, $280.9 million and $26.4 million during fiscal years 2005, 2004 and 2003, respectively. Significant acquisitions during fiscal year 2004 were the former major franchise territories we now operate as company-owned. Cash paid in fiscal year 2004 related to the acquisition of these territories totaled $243.2 million.
     RESTRICTED CASH >>> We hold certain cash balances that are restricted as to use. Cash and cash equivalents — restricted totaled $516.9 million at fiscal year end. Investment Services held $465.0 million of this total segregated in a special reserve account for the exclusive benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934. Restricted cash of $28.1 million at April 30, 2005 held by Business Services is related to funds held to pay payroll taxes on behalf of its customers. Restricted cash held by Mortgage Services totaled $23.8 million at April 30, 2005 for outstanding commitments to fund mortgage loans.
     FISCAL YEAR 2006 OUTLOOK >>> We began construction on a new world headquarters facility during fiscal year 2005. Estimated construction costs during fiscal year 2006 of $103.5 million will be financed from operating cash flows.
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

(in 000s)
		Mortgage	Business	Investment		Consolidated
Restated	Tax Services	Services	Services	Services	Corporate	H&R Block

FISCAL YEAR 2005 >>>
Cash provided by (used in):
Operations	$523,355	$89,689	$44,268	$(31,537)	$(111,982)	$513,793
Investing	(83,534)	99,906	(37,816)	7,618	(44,584)	(58,410)
Financing	3,482	(15,126)	(23,223)	(1,686)	(391,362)	(427,915)
Net intercompany	(443,277)	(175,542)	14,114	19,094	585,611	—
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
     TAX SERVICES >>> Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in the fourth quarter. Tax Services generated $523.4 million in operating cash flows primarily related to net income, as cash is generally collected from clients at the time services are rendered. Prior year cash requirements for investing activities included $243.2 million paid to acquire former major franchisees.
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
     MORTGAGE SERVICES >>> This segment primarily generates cash as a result of the sale and securitization of mortgage loans and residual interests and as its residual interests mature. Mortgage Services provided $89.7 million in cash from operating activities primarily due to the sale of mortgage loans. This segment also generated $99.9 million in cash from investing activities primarily related to cash received from the maturity and sales of residual interests. We regularly sell loans as a source of liquidity. Loan sales in fiscal year 2005 were $31.0 billion compared with $23.2 billion in fiscal year 2004. Additionally, Block Financial Corporation (“BFC”) provides a line of credit of at least $150 million for working capital needs. At the end of fiscal year 2005 there was no outstanding balance on this facility.
     GAINS ON SALES. Gains on sales of mortgage assets totaled $822.1 million, which was primarily recorded as operating activities. The percentage of cash proceeds we receive from our capital market transactions is calculated as follows:

(in 000s)
	Restated		Restated
Year Ended April 30,	2005	2004	2003

Cash proceeds:
Whole loans sold by the Trusts	$737,417	$741,233	$368,305
Residual cash flows from Beneficial interest in Trusts	193,639	167,705	103,294
Loans securitized	69,665	198,226	389,449
Sale of previously securitized residuals	15,396	40,689	93,307
Gain (loss) on derivative instruments	45,298	(2,578)	(2,056)

	1,061,415	1,145,275	952,299

Non-cash:
Retained mortgage servicing rights	137,510	84,274	60,078
Additions (reductions) to balance sheet (1)	15,885	11,490	(10,829)

	153,395	95,764	49,249

Portion of gain on sale from capital market transactions	$1,214,810	$1,241,039	$1,001,548

Other items included in gain on sale:
Changes in beneficial interest in Trusts	36,281	37,918	74,987
Impairments to fair value of residual interests	(12,235)	(26,063)	(54,111)
Net change in fair value of derivative instruments	1,555	(9,379)	(2,085)
Direct origination and acquisition expenses, net	(378,674)	(278,785)	(182,216)
Loan sale repurchase reserves	(39,662)	(46,820)	(21,295)
Other	—	387	10,299

	(392,735)	(322,742)	(174,421)

Reported gains on sales of mortgage assets	$822,075	$918,297	$827,127

% of gain on sale from capital market transactions received as cash (2)	87%	92%	95%

(1)	Includes residual interests and interest rate caps.

(2)	Cash proceeds divided by portion of gain on sale related to capital market transactions.
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
     BUSINESS SERVICES >>> Business Services funding requirements are largely related to receivables for completed work and “work in process.” We provide funding sufficient to cover their working capital needs. Business Services also has future obligations and commitments, which are summarized in the tables below under “Contractual Obligations and Commercial Commitments.”
     This segment generated $44.3 million in operating cash flows primarily related to net income. Additionally, Business Services used $37.8 million in investing activities primarily related to contingent payments on prior acquisitions, and $23.2 million in financing activities as a result of payments on acquisition debt.
     INVESTMENT SERVICES >>> Investment Services, through HRBFA, is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers.
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
     In fiscal year 2005, Investment Services used $31.5 million in its operating activities primarily due to operating losses.
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
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
A summary of our obligations to make future payments as of April 30, 2005 is as follows:

(in 000s)
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Debt	$897,046	$45	$498,916	$91	$397,994
Long-term obligation to government	213,360	106,680	106,680	—	-
Acquisition payments	38,022	25,159	12,863	—	-
Pension obligation assumed	15,929	2,625	4,545	3,698	5,061
Capital lease obligation	13,550	341	730	997	11,482
Operating leases	708,611	229,768	313,264	124,945	40,634

Total contractual cash obligations	$1,886,518	$364,618	$936,998	$129,731	$455,171

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
     As of April 30, 2005, we had $850.0 million remaining under our shelf registration available for additional debt issuances. As a result of our failure to file this Form 10-K by the SEC’s prescribed due date, we are unable to issue any debt securities under the shelf registration statement for a period of twelve months.
     In connection with our acquisition of the non-attest assets of M&P in August 1999, we assumed certain pension liabilities related to M&P’s retired partners. We make payments in varying amounts on a monthly basis, which are included in other noncurrent liabilities.
     Operating leases, although requiring future cash payments, are not included in our consolidated balance sheets.

     A summary of our commitments as of April 30, 2005, which may or may not require future payments, expire as follows:

(in 000s)
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Commitments to fund mortgage loans	$3,931,926	$3,931,926	$—	$—	$—
Commitments to sell mortgage loans	8,707,000	8,707,000	—	—	—
Pledged securities	44,609	44,609	—	—	—
Commitment to fund M&P	75,000	75,000	—	—	—
Franchise Equity Lines of Credit	68,949	20,122	20,476	28,351	—
Mortgage loan repurchase obligations	41,233	41,233	—	—	—
Construction of new building	143,116	103,505	39,611	—	—
Other commercial commitments	8,219	5,221	2,500	458	40

Total commercial commitments	$13,020,052	$12,928,616	$62,587	$28,809	$40

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DISCUSSION OF FINANCIAL RESPONSIBILITY >>>
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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING >>>
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM >>>
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
     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting to adopt Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure” during the year ended April 30, 2004.
     As discussed in Note 2 to the consolidated financial statements, the Company restated its financial statements for its fiscal years ended April 30, 2005 and 2004.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated July 29, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
Kansas City, Missouri
July 29, 2005, except as to note 2(A), which is as of March 30, 2006 and note 19, which is as of August 4, 2005
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM >>>
The Board of Directors and Stockholders of H&R Block, Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting (Item 9A(b)), that H&R Block, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of April 30, 2005, because of the effect of the material weakness identified in management’s assessment that the Company’s controls and procedures over accounting for income taxes were ineffective, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that H&R Block, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of April 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Kansas City, Missouri
July 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM >>>
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
     As described in Note 2(B) and 2(C), the financial statements have been restated for the year ended April 30, 2003.
June 10, 2003, except for Note 2(B) and Note 2(C) as to which the date is July 29, 2005, and Note 19 and Note 22 as to which the date is August 4, 2005
Kansas City, Missouri

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in 000s, except per share amounts)
	Restated (1)	Restated (1)	Restated (1)
Year Ended April 30,	2005	2004	2003

REVENUES >>>
Service revenues	$2,920,586	$2,639,367	$2,295,936
Other revenues:
Gains on sales of mortgage assets, net	822,075	918,297	827,127
Product and other revenues	478,443	460,421	412,995
Interest income	198,915	229,795	195,068

	4,420,019	4,247,880	3,731,126

OPERATING EXPENSES >>>
Cost of service revenues	1,999,220	1,794,501	1,625,937
Cost of other revenues	416,421	380,365	300,749
Impairment of goodwill	—	—	122,251
Selling, general and administrative	952,125	848,675	760,864

	3,367,766	3,023,541	2,809,801

Operating income	1,052,253	1,224,339	921,325
Interest expense	62,367	71,218	76,723
Other income, net	27,829	9,854	10,962

Income before taxes	1,017,715	1,162,975	855,564
Income taxes	393,805	462,523	377,949

Net income before change in accounting principle	623,910	700,452	477,615
Cumulative effect of change in accounting principle for multiple deliverable revenue arrangements, less tax benefit of $4,031	—	(6,359)	—

NET INCOME	$623,910	$694,093	$477,615

BASIC EARNINGS PER SHARE >>>
Before change in accounting principle	$1.88	$1.98	$1.33
Cumulative effect of change in accounting principle	—	(.02)	—

Net income	$1.88	$1.96	$1.33

DILUTED EARNINGS PER SHARE >>>
Before change in accounting principle	$1.85	$1.94	$1.30
Cumulative effect of change in accounting principle	—	(.02)	—

Net income	$1.85	$1.92	$1.30

COMPREHENSIVE INCOME >>>
Net income	$623,910	$694,093	$477,615
Unrealized gains on securities, net of taxes:
Unrealized holding gains arising during the period, less taxes of $36,670, $64,174, and $70,983	59,409	103,886	114,885
Reclassification adjustment for gains included in income, less taxes of $40,661, $67,561 and $72,370	(65,848)	(109,385)	(117,073)
Change in foreign currency translation adjustments	8,946	12,355	17,415

	$626,417	$700,949	$492,842

(1) See note 2.	See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Amounts in 000s, except share and per share amounts)
	Restated (1)	Restated (1)
April 30,	2005	2004
ASSETS
CURRENT ASSETS >>>
Cash and cash equivalents	$1,100,213	$1,072,745
Cash and cash equivalents – restricted	516,909	545,428
Receivables from customers, brokers, dealers and clearing organizations, less allowance for doubtful accounts of $1,151 and $1,103	590,226	625,076
Receivables, less allowance for doubtful accounts of $38,879 and $53,418	418,788	329,219
Prepaid expenses and other current assets	444,498	381,024

Total current assets	3,070,634	2,953,492

Residual interests in securitizations – available-for-sale	205,936	210,973
Beneficial interest in Trusts – trading	215,367	153,818
Mortgage servicing rights	166,614	113,821
Property and equipment, net	330,150	273,303
Intangible assets, net	247,092	293,477
Goodwill, net	1,015,947	993,467
Other assets	286,316	241,476

Total assets	$5,538,056	$5,233,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES >>>
Current portion of long-term debt	$25,545	$275,669
Accounts payable to customers, brokers and dealers	950,684	1,065,793
Accounts payable, accrued expenses and other	564,749	461,640
Accrued salaries, wages and payroll taxes	318,644	280,367
Accrued income taxes	375,174	430,119

Total current liabilities	2,234,796	2,513,588

Long-term debt	923,073	545,811
Other noncurrent liabilities	430,919	369,769

Total liabilities	3,588,788	3,429,168

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY >>>
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, 435,890,796 shares issued at April 30, 2005 and 2004	4,359	4,359
Convertible preferred stock, no par, stated value $.01 per share, 500,000 shares authorized	—	—
Additional paid-in capital	598,388	542,885
Accumulated other comprehensive income	68,718	66,211
Retained earnings	3,161,682	2,680,760
Less treasury shares, at cost	(1,883,879)	(1,489,556)

Total stockholders’ equity	1,949,268	1,804,659

Total liabilities and stockholders’ equity	$5,538,056	$5,233,827

(1) See note 2.	See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000s)
	Restated (1)	Restated (1)	Restated (1)
Year Ended April 30,	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES >>>
Net income	$623,910	$694,093	$477,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,867	179,131	169,092
Provision for bad debt	52,221	53,663	49,748
Provision for deferred taxes on income	(40,023)	(2,081)	(29,944)
Accretion of residual interests in securitizations	(137,610)	(186,466)	(146,343)
Impairment of residual interests in securitizations	12,235	26,063	54,111
Realized gain on sale of previously securitized residual interests	(15,396)	(40,689)	(93,307)
Additions to trading securities — residual interests in securitizations	(115,657)	(327,996)	(542,544)
Proceeds from net interest margin transactions	98,743	310,358	541,791
Additions to mortgage servicing rights	(137,510)	(84,274)	(65,345)
Amortization of mortgage servicing rights	84,191	69,718	47,107
Net change in beneficial interest in Trusts	(61,549)	(17,222)	(84,655)
Impairment of goodwill	—	—	122,251
Tax benefit from stock option exercises	10,961	23,957	37,304
Stock-based compensation	44,139	25,718	2,079
Cumulative effect of change in accounting principle	—	6,359	—
Changes in assets and liabilities, net of acquisitions:
Cash and cash equivalents — restricted	28,519	(107,186)	(286,069)
Receivables from customers, brokers, dealers and clearing organizations	33,892	(108,846)	326,824
Receivables	(121,177)	26,294	(72,423)
Mortgage loans held for sale:
Originations and purchases	(31,003,456)	(23,255,483)	(17,827,828)
Sales and principal repayments	30,990,566	23,246,815	17,837,323
Prepaid expenses and other current assets	(53,858)	26,978	43,818
Accounts payable to customers, brokers and dealers	(115,109)	203,099	(40,507)
Accounts payable, accrued expenses and other	113,419	(104,563)	60,454
Accrued salaries, wages and payroll taxes	38,277	70,521	(42,911)
Accrued income taxes	(20,281)	110,021	111,822
Other, net	20,479	14,481	40,272

Net cash provided by operating activities	513,793	852,463	689,735

CASH FLOWS FROM INVESTING ACTIVITIES >>>
Available-for-sale securities:
Purchases of available-for-sale securities	(10,175)	(11,434)	(14,614)
Cash received from residual interests in securitizations	136,045	193,606	140,795
Cash proceeds from sale of previously securitized residuals	16,485	53,391	142,486
Sales of other available-for-sale securities	9,752	15,410	14,081
Purchases of property and equipment, net	(209,458)	(123,826)	(148,706)
Payments made for business acquisitions, net of cash acquired	(37,621)	(280,865)	(26,408)
Other, net	36,562	26,332	19,895

Net cash provided by (used in) investing activities	(58,410)	(127,386)	127,529

CASH FLOWS FROM FINANCING ACTIVITIES >>>
Repayments of commercial paper	(5,191,623)	(4,618,853)	(9,925,516)
Proceeds from issuance of commercial paper	5,191,623	4,618,853	9,925,516
Repayments of Senior Notes	(250,000)	—	—
Proceeds from issuance of Senior Notes	395,221	—	—
Payments on acquisition debt	(25,664)	(59,003)	(57,469)
Dividends paid	(142,988)	(138,397)	(125,898)
Acquisition of treasury shares	(530,022)	(519,862)	(317,570)
Proceeds from issuance of common stock	136,102	119,956	126,325
Other, net	(10,564)	31,681	(2,572)

Net cash used in financing activities	(427,915)	(565,625)	(377,184)

Net increase in cash and cash equivalents	27,468	159,452	440,080
Cash and cash equivalents at beginning of the year	1,072,745	913,293	473,213

Cash and cash equivalents at end of the year	$1,100,213	$1,072,745	$913,293

(1) See note 2.	See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000s, except per share amounts)
			Convertible			Accumulated
			Preferred		Additional	Other
	Common Stock		Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity

Balances at April 30, 2002 (1)	435,891	$4,359	—	$—	$465,872	$44,128	$1,767,702	(73,639)	$(912,641)	$1,369,420
Prior year adjustment (2)	—	—	—	—	—	—	5,645	—	—	5,645

Balances at April 30, 2002 (2)	435,891	4,359	—	—	465,872	44,128	1,773,347	(73,639)	(912,641)	1,375,065
Net income (2)	—	—	—	—	—	—	477,615	—	—	477,615
Unrealized translation gain	—	—	—	—	—	17,415	—	—	—	17,415
Change in net unrealized gain on marketable securities (2)	—	—	—	—	—	(2,188)	—	—	—	(2,188)
Shares issued for:
Stock options	—	—	—	—	27,241	—	—	10,140	135,409	162,650
Restricted shares	—	—	—	—	5	—	—	(128)	(1,306)	(1,301)
ESPP	—	—	—	—	1,095	—	—	187	2,515	3,610
Acquisition of treasury shares	—	—	—	—	—	—	—	(13,248)	(317,570)	(317,570)
Cash dividends paid – $.35 per share	—	—	—	—	—	—	(125,898)	—	—	(125,898)

Balances at April 30, 2003 (2)	435,891	4,359	—	—	494,213	59,355	2,125,064	(76,688)	(1,093,593)	1,589,398
Net income (2)	—	—	—	—	—	—	694,093	—	—	694,093
Unrealized translation gain	—	—	—	—	—	12,355	—	—	—	12,355
Change in net unrealized gain on marketable securities (2)	—	—	—	—	—	(5,499)	—	—	—	(5,499)
Stock-based compensation expense	—	—	—	—	25,718	—	—	—	—	25,718
Shares issued for:
Stock options	—	—	—	—	21,585	—	—	7,856	117,975	139,560
Restricted shares	—	—	—	—	385	—	—	145	2,103	2,488
ESPP	—	—	—	—	984	—	—	255	3,821	4,805
Acquisition of treasury shares	—	—	—	—	—	—	—	(21,266)	(519,862)	(519,862)
Cash dividends paid – $.39 per share	—	—	—	—	—	—	(138,397)	—	—	(138,397)

Balances at April 30, 2004 (2)	435,891	4,359	—	—	542,885	66,211	2,680,760	(89,698)	(1,489,556)	1,804,659
Net income (2)	—	—	—	—	—	—	623,910	—	—	623,910
Unrealized translation gain	—	—	—	—	—	8,946	—	—	—	8,946
Change in net unrealized gain on marketable securities	—	—	—	—	—	(6,439)	—	—	—	(6,439)
Stock-based compensation expense	—	—	—	—	44,139	—	—	—	—	44,139
Shares issued for:
Stock options	—	—	—	—	15,892	—	—	6,959	124,263	140,155
Restricted shares	—	—	—	—	(5,718)	—	—	352	6,098	380
ESPP	—	—	—	—	1,190	—	—	301	5,338	6,528
Acquisition of treasury shares	—	—	—	—	—	—	—	(22,564)	(530,022)	(530,022)
Cash dividends paid – $.43 per share	—	—	—	—	—	—	(142,988)	—	—	(142,988)

Balances at April 30, 2005 (2)	435,891	$4,359	—	$—	$598,388	$68,718	$3,161,682	(104,650)	$(1,883,879)	$1,949,268

(1) As previously reported.	See accompanying notes to consolidated financial statements.
(2) As restated, see note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS >>> Our operating subsidiaries provide a variety of financial services to the general public, principally in the U.S. Specifically, we offer tax return preparation; origination, sale and servicing of non-prime and prime mortgages; investment services through a broker-dealer; tax preparation and related software; refund anticipation loans offered by a third-party lending institution; and accounting, tax and consulting services to business clients. Tax preparation services are also provided in Canada, Australia and the United Kingdom
     PRINCIPLES OF CONSOLIDATION >>> The consolidated financial statements include the accounts of the Company and our wholly-owned and majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated.
     Some of our subsidiaries operate in regulated industries, and their underlying accounting records reflect the policies and requirements of these industries.
     RECLASSIFICATIONS >>> Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The previously reported International Tax Operations segment has been aggregated with U.S. Tax Operations in the Tax Services segment.
     We have modified our income statement to present aggregate costs related to our revenue categories, rather than presenting operating expenses by their natural classification. All direct costs, both fixed and variable, of revenues are included in these categories.
     We reclassified $167.7 million and $103.3 million for the fiscal years ended April 30, 2004 and 2003, respectively, from interest income to gain on sale, representing excess cash received from our beneficial interest in Trusts. The beneficial interest in Trusts is reported at fair value at each balance sheet date. Changes in fair value are included in current period earnings. The excess cash received and mark-to-market adjustment for each period have been classified as gain on sale of mortgage loans. We also increased gains on sales of mortgage for fiscal years 2004 and 2003, related to the reclassification of certain compensation and benefits expenses previously presented net in revenues.
     Deferred taxes and taxes payable have been reclassified for a change in method of income tax reporting we initiated during fiscal year 2004 resulting in a decrease to total assets and liabilities of $101.3 million at April 30, 2004.
     These reclassifications had no effect on the results of operations or stockholders’ equity as previously reported. Adjustments related to the restatements of previously issued financial statements are detailed in note 2.
     MANAGEMENT ESTIMATES >>> The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
     CASH AND CASH EQUIVALENTS >>> Cash and cash equivalents include cash on hand, cash due from banks and securities purchased under agreements to resell. For purposes of the consolidated balance sheets and consolidated statements of cash flows, all non-restricted highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Book overdrafts included in accounts payable totaled $92.7 million and $104.8 million at April 30, 2005 and 2004, respectively.
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
     CASH AND CASH EQUIVALENTS – RESTRICTED >>> Cash and cash equivalents – restricted consists primarily of securities purchased under agreements to resell and cash which has been segregated in a special reserve account for the exclusive benefit of customers pursuant to federal regulations under Rule 15c3-3 of the Securities Exchange Act of 1934. Also included are cash balances held for outstanding commitments to fund mortgage loans and funds held to pay payroll taxes on behalf of customers.
     MARKETABLE SECURITIES – TRADING >>> Certain marketable debt securities held by our broker-dealer are classified as trading, carried at market value based on quoted prices and marked to market through the consolidated income statements. Certain residual interests in securitizations of mortgage loans are classified as trading based on management’s intentions, carried at market value based on discounted cash flow models and marked to market through the consolidated income statements. These securities are included in prepaid expenses and other current assets on the consolidated balance sheets.
     RECEIVABLES FROM CUSTOMERS, BROKERS, DEALERS AND CLEARING ORGANIZATIONS AND ACCOUNTS PAYABLE TO CUSTOMERS, BROKERS AND DEALERS >>> Customer receivables and payables consist primarily of amounts due on margin and cash transactions. These receivables are collateralized by customers’ securities held, which are not reflected in the accompanying consolidated financial statements.
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
     RECEIVABLES >>> Receivables consist primarily of Business Services’ accounts receivable and mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or market value as determined by outstanding commitments from investors or current investor-yield requirements calculated on an aggregate basis. The allowance for doubtful accounts requires management’s judgment regarding current market indicators concerning general economic trends to establish an amount considered by management to be adequate to cover potential losses related to our non-mortgage loan receivable balance.
     RESIDUAL INTERESTS IN SECURITIZATIONS >>> Residual interests classified as available-for-sale securities are carried at market value based on discounted cash flow models with unrealized gains included in other comprehensive income. The residual interests are accreted over the estimated life of the securitization structure. If the carrying value exceeds market value, the residual is written down to market value with the realized loss, net of any unrealized gain previously recorded in other comprehensive income, included in gains on sales of mortgage assets in the consolidated income statements.
     We estimate future cash flows from these residuals and value them using assumptions we believe to be consistent with those of unaffiliated third-party purchasers. We estimate the fair value of residuals by computing the present value of the excess of the weighted-average interest rate on the loans sold plus estimated collections of prepayment penalty fee income over the sum of (1) the coupon on the securitization bonds, (2) a contractual servicing fee paid to the servicer of the loans, which is usually Option One, (3) expected losses to be incurred on the portfolio of the loans sold, as projected to occur, over the lives of the loans, (4) fees payable to the trustee and insurer, if applicable, and (5) payments made to investors on NIM bonds, if applicable. The residual valuation takes into consideration the current and expected interest rate environment, including projected changes in future interest rates and the timing of such changes. Prepayment and loss assumptions used in estimating the cash flows are based on evaluation of the actual experience of the servicing portfolio, the characteristics of the applicable loan portfolio, as well as also taking into consideration the current and expected economic and interest rate environment and its expected impact. The estimated cash flows are discounted at an interest rate we believe an unaffiliated third-party purchaser would require as a rate of return on a financial instrument with a similar risk profile. We evaluate, and adjust if necessary, the fair values of residual interests quarterly by updating the actual performance and expected assumptions in the discounted cash flow models based on current information and events and by estimating, or validating with third-party experts, if necessary, what a market participant would use in determining the current fair value. To the extent that actual excess cash flows are different from estimated excess cash flows, the fair value of the residual would increase or decrease.
     BENEFICIAL INTEREST IN TRUSTS – TRADING >>> The beneficial interest in Trusts is recorded as a result of daily non-prime whole loan sales to Trusts. The beneficial interest is classified as a trading security, based on management’s intentions, is carried at market value and is marked to market through the consolidated income statements. Market value is calculated as the present value of future cash flows, limited by the ultimate expected outcome from the disposition of the loans by the Trusts.
     MORTGAGE SERVICING RIGHTS >>> MSRs retained in the sale of mortgage loans are recorded at allocated carrying amounts based on relative fair values at the time of the sale. The MSRs are carried at the lower of cost or fair value. Fair values of MSRs are determined based on the present value of estimated future cash flows related to servicing loans. Assumptions used in estimating the value of MSRs include market discount rates and anticipated prepayment speeds including default, estimated ancillary fee income and other economic factors. The prepayment speeds are estimated using our historical experience and third-party market sources. The MSRs are amortized to earnings in proportion to, and over the period of, estimated net future servicing income. MSRs are reviewed quarterly for potential impairment. Impairment is assessed based on the fair value of each risk stratum. MSRs are stratified by the fiscal year of the loan sale date, which approximates date of origination, and loan type, usually 6-month adjustable, 2- to 3-year adjustable and fixed rate.
     PROPERTY AND EQUIPMENT >>> Buildings and equipment are initially recorded at cost and are depreciated over the estimated useful life of the assets using the straight-line method. Leasehold improvements are initially recorded at cost and are amortized over the lesser of the term of the respective lease or the estimated useful life, using the straight-line method. Estimated useful lives are 15 to 40 years for buildings, 3 to 5 years for computers and other equipment and up to 8 years for leasehold improvements.
     We capitalize certain allowable costs associated with software developed or purchased for internal use. These costs are amortized over 36 months using the straight-line method.
     INTANGIBLE ASSETS AND GOODWILL >>> We account for intangible assets and goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). We test goodwill and other indefinite life intangible assets for impairment annually or more frequently, whenever events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value. We have defined our reporting units as our operating segments or one level below. The first step of the impairment test is to compare the estimated fair value of the reporting unit to its carrying value. If the carrying value is less than fair value, no impairment exists. If the carrying value is greater than fair value, a second step is performed to determine the fair value of goodwill and the amount of impairment loss, if any. These tests were completed and no indications of goodwill impairment were found during fiscal year 2005 or 2004. During fiscal year 2003, impairment charges of $108.8 million and $13.5 million were recorded in the Investment Services and Business Services segments, respectively.
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
     COMMERCIAL PAPER >>> Short-term borrowings are used to finance temporary liquidity needs and various financial activities. There was no commercial paper outstanding at April 30, 2005 and 2004.
     LITIGATION >>> Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. We record reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded.
     INCOME TAXES >>> We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires us to record deferred income tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Our deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our current deferred tax assets are included in prepaid expenses and other current assets on the consolidated balance sheets. Noncurrent deferred tax assets are included in other assets on our consolidated balance sheets.
     We file a consolidated Federal tax return on a calendar year basis.
     REVENUE RECOGNITION >>> Service revenues consist primarily of fees for preparation and filing of tax returns, both in offices and through our online programs, fees associated with our POM guarantee program, mortgage loan-servicing fees, fees for consulting services and brokerage commissions. Generally, service revenues are recorded in the period in which the service is performed. Retail and online tax preparation revenues are recorded when a completed return is filed or accepted by the customer. POM revenues are deferred and recognized over the term of the guarantee based upon historic and actual payment of claims. Revenues for services rendered in connection with the Business Services segment are recognized on a time and materials basis. Investment Services’ production revenue is recognized on a trade-date basis.
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
     ADVERTISING EXPENSE >>> Advertising costs are expensed the first time the advertisement is run. Total advertising costs recorded in fiscal year 2005, 2004 and 2003 totaled $195.4 million, $188.3 million and $150.8 million, respectively.
     FOREIGN CURRENCY TRANSLATION >>> Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders’ equity. Revenue and expense transactions are translated at the average of exchange rates in effect during the period.
     COMPREHENSIVE INCOME >>> Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in stockholders’ equity. Our comprehensive income is comprised of net income, foreign currency translation adjustments and the change in net unrealized gains or losses on available-for-sale marketable securities. Included in stockholders’ equity at April 30, 2005 and 2004, the net unrealized holding gain on available-for-sale securities was $71.6 million and $78.0 million, respectively, and the foreign currency translation adjustment was $(2.8) million and $(11.8) million, respectively. The net unrealized holding gain on available-for-sale securities relates primarily to residual interests in securitizations.
     STOCK-BASED COMPENSATION PLANS >>> Effective May 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), under the prospective transition method as described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). We recognize stock-based compensation expense for the issuance of stock options, restricted shares and our ESPP on a straight-line basis over the vesting period. Had compensation cost for all stock-based compensation plan awards been determined in accordance with the fair value accounting method prescribed under SFAS 123, our net income and earnings per share would have been as follows:

(in 000s, except per share amounts)
	Restated	Restated	Restated
Year Ended April 30,	2005	2004	2003

Net income	$623,910	$694,093	$477,615
Add: Stock-based compensation expense included in reported net income, net of taxes	28,819	18,029	1,223
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of taxes	(39,544)	(30,662)	(21,025)

Pro forma net income	$613,185	$681,460	$457,813

Basic earnings per share:
As presented	$1.88	$1.96	$1.33
Pro forma	1.85	1.92	1.27
Diluted earnings per share:
As presented	$1.85	$1.92	$1.30
Pro forma	1.82	1.89	1.25
     DERIVATIVE ACTIVITIES >>> We record derivative instruments as assets or liabilities, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting.
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
     DISCLOSURE REGARDING CERTAIN FINANCIAL INSTRUMENTS >>> The carrying values reported in the balance sheet for cash equivalents, receivables, accounts payable, accrued liabilities and the current portion of long-term debt approximate fair market value due to the relative short-term nature of the respective instruments. Residual interests and beneficial interests in Trusts are recorded at estimated fair value as discussed above. See note 6 for the fair value of MSRs and note 10 for fair value of long-term debt.
     NEW ACCOUNTING STANDARDS >>> In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) was issued. SFAS 123R requires all entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Compensation expense must be recognized for the unvested portions of all awards outstanding as of the date of adoption. The provisions of this standard were delayed by the SEC and will be effective as of the beginning of our fiscal year 2007. We are currently evaluating what effect the adoption of SFAS 123R will have on our consolidated financial statements.
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
     Pro forma results, as if EITF 00-21 had been applied during fiscal year 2003, are as follows:

(in 000s, except per share amounts)
	As Presented	Pro Forma

Net income	$477,615	$475,969
Earnings per share:
Basic	$1.33	$1.32
Diluted	1.30	1.29
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
NOTE 2: RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
(A) >>> On February 22, 2006, management and the Audit Committee of the Board of Directors concluded to restate previously issued consolidated financial statements for the fiscal years ended April 30, 2005 and 2004 and the related fiscal quarters. The Company arrived at this conclusion during the course of its closing process for the quarter ended January 31, 2006. The restatement pertains primarily to errors in determining the Company’s state effective income tax rate, including errors in identifying changes in state apportionment, expiring state net operating losses and related factors, for the fiscal years ended April 30, 2005 and 2004, and the related fiscal quarters. These errors resulted in an understatement of state income tax expense (net of federal income tax benefit) of $11.9 million and $15.2 million for fiscal years 2005 and 2004, respectively, an overstatement of deferred income tax assets of $1.2 million as of April 30, 2005 and an understatement of deferred income tax assets of $1.1 million as of April 30, 2004, and an understatement of accrued income taxes of $25.9 million and $16.3 million as of April 30, 2005 and 2004, respectively. The effect of the above adjustments on the consolidated financial statements is set forth in the tables in 2(C) below.
     (B) >>> On June 7, 2005, management and the Audit Committee of the Board of Directors determined that restatement of our previously issued consolidated financial statements, including financial statements for the nine months ended January 31, 2005 and for the fiscal years ended April 30, 2004 and 2003 and all related interim periods, was appropriate as a result of the errors noted below. All amounts listed are pretax, unless otherwise noted.
•	An error in calculating the gain on sale of residual interests in fiscal year 2003, resulting in an overstatement in gain on sales of mortgage assets for that year of $37.6 million. This error was corrected by deferring a portion of the gain on sale of residual interests as of the transaction date in fiscal year 2003 and recognizing revenue from the sale as interest income from accretion of residual interests in subsequent periods. Interest income from accretion increased $18.4 million and $1.2 million in fiscal years 2004 and 2003, respectively. This correction also decreased impairments of residual interests $4.6 million and decreased comprehensive income $14.2 million in fiscal year 2004.

•	An error in the calculation of an incentive compensation accrual at our Mortgage Services segment as of April 30, 2004. This error resulted in an understatement of compensation expense in fiscal year 2004 of $12.1 million.

•	An error in accounting for leased properties related to rent holidays and mandatory rent escalation in our Tax Services, Mortgage Services and Investment Services segments. We historically recognized rent expense on a cash basis. We determined that the lease term should have commenced on the date we took possession of the leased space and the expense calculated on a straight-line basis over the lease term. Rent expense was understated in fiscal years 2004 and 2003 by $1.3 million and $3.3 million, respectively. The cumulative overstatement of retained earnings prior to fiscal year 2003 arising from this error was $4.9 million.

•	An error from the capitalization of certain branch office costs at our Investment Services segment, which should have been expensed as incurred. This error resulted in an understatement of occupancy expenses and an overstatement of depreciation expense and capital expenditures of a net understatement of operating expenses of $3.5 million in fiscal year 2004 and a net $2.1 million in fiscal year 2003, which is included in selling, general and administrative expenses. The cumulative overstatement of retained earnings prior to fiscal year 2003 arising from this error was $0.2 million.

•	Errors related to accounting for acquisitions at our Business Services and Investment Services segments, the largest of which was the acquisition of OLDE in fiscal year 2000. Deferred taxes were not provided on the dates of acquisition for the book/tax basis differences for certain intangible assets. Additionally, an incorrect life has been used to amortize customer relationships for OLDE since the date of acquisition. As a result of these errors, goodwill was understated by $34.0 million at April 30, 2004 and intangible assets were overstated by $32.4 million. Additionally, deferred tax liabilities were understated by $55.7 million at April 30, 2004. Amortization of customer relationships was understated by $7.3 million in fiscal years 2004 and 2003, which is included in selling, general and administrative expenses. Our provision for income taxes was overstated by $15.2 million and $13.4 million in fiscal years 2004 and 2003, respectively, related to this error.
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
•	Restatement adjustments pertaining to income taxes relate primarily to purchase accounting restatement adjustments described above.
     The effect of the above adjustments on the consolidated financial statements is set forth in the tables in 2(C) below.
     (C) >>> Notes 1, 4, 5, 6, 7, 8, 11, 15, 16, 17, 20, 21 and 22 have been restated to reflect the above described adjustments.
     The restatements did not have any impact on our previously reported service revenues or on our compliance with any financial covenant under our lines of credit or other debt instruments.

     The following is a summary of the impact of the restatement described in 2(A) above on our consolidated statements of income and comprehensive income for the fiscal year ended April 30, 2005:

(in 000s, except per share amounts)
Year Ended April 30,	2005
	As Previously
	Reported (1)	Adjustments (2)	Restated

Income taxes	$381,858	$11,947	$393,805
Net income	635,857	(11,947)	623,910
Basic earnings per share	$1.92	$(0.04)	$1.88
Diluted earnings per share	1.88	(0.03)	1.85
Comprehensive income	$638,364	$(11,947)	$626,417

(1)	As reported in our Form 10-K/A filed on August 5, 2005 for the year ended April 30, 2005.

(2)	Adjusted to reflect the restatement described in 2(A) above.
     The following is a summary of the impact of the restatements on our consolidated statements of income and comprehensive income for the fiscal years ended April 30, 2004 and 2003:

(in 000s, except per share amounts)
Year Ended April 30,	2004					2003
	As Previously		As Previously			As Previously
	Reported (1)	Adjustments (2)	Restated(3)	Adjustments (4)	Restated	Reported (1)	Adjustments (2)	Restated

Gains on sales of mortgage assets, net	$913,699	$4,598	$918,297	$—	$918,297	$864,701	$(37,574)	$827,127
Interest income	211,359	18,436	229,795	—	229,795	193,889	1,179	195,068
Total revenues	4,224,846	23,034	4,247,880	—	4,247,880	3,767,521	(36,395)	3,731,126
Cost of service revenues	1,787,089	7,412	1,794,501	—	1,794,501	1,623,601	2,336	1,625,937
Cost of other revenues	375,713	4,652	380,365	—	380,365	295,975	4,774	300,749
Impairment of goodwill	—	—	—	—	—	35,777	86,474	122,251
Selling, general and administrative	836,523	12,152	848,675	—	848,675	755,203	5,661	760,864
Total operating expenses	2,999,325	24,216	3,023,541	—	3,023,541	2,710,556	99,245	2,809,801
Operating income	1,225,521	(1,182)	1,224,339	—	1,224,339	1,056,965	(135,640)	921,325
Income before taxes	1,164,157	(1,182)	1,162,975	—	1,162,975	987,077	(131,513)	855,564
Income taxes	459,901	(12,534)	447,367	15,156	462,523	407,013	(29,064)	377,949
Net income	697,897	11,352	709,279	(15,156)	694,093	580,064	(102,449)	477,615
Basic earnings per share	$1.97	$0.03	$2.00	$(0.04)	$1.96	$1.61	$(0.28)	$1.33
Diluted earnings per share	1.93	0.03	1.96	(0.04)	1.92	1.58	(0.28)	1.30
Reclassification adjustment for gains included in income	$(95,150)	$(14,235)	$(109,385)	$—	$(109,385)	$(139,566)	$22,493	$(117,073)
Comprehensive income	718,988	(2,883)	716,105	(15,156)	700,949	572,798	(79,956)	492,842

(1)	As reported in our Form 10-K filed on July 2, 2004 for the year ended April 30, 2004. Amounts have been reclassified to conform to current year presentation. See discussion of reclassifications in note 1.

(2)	Adjusted to reflect the restatement described in 2(B) above.

(3)	As reported in our Form 10-K/A filed on August 5, 2005 for the year ended April 30, 2005.
(3)	Adjusted to reflect the restatement described in 2(A) above.

     The following is a summary of the impact of the restatements on our consolidated balance sheets as of April 30, 2005 and 2004:

April 30,	2005			2004				(in 000s)
	As Previously			As Previously		As Previously
	Reported (1)	Adjustments (2)	Restated	Reported (3)	Adjustments (4)	Restated (1)	Adjustments (2)	Restated

Intangible assets, net	$247,092	$—	$247,092	$325,829	$(32,352)	$293,477	$—	$293,477
Goodwill, net	1,015,947	—	1,015,947	959,418	34,049	993,467	—	993,467
Property and equipment, net	330,150	—	330,150	279,220	(5,917)	273,303	—	273,303
Other assets	287,543	(1,227)	286,316	308,714	(68,333)	240,381	1,095	241,476
Total assets	5,539,283	(1,227)	5,538,056	5,295,468	(62,736)	5,232,732	1,095	5,233,827
Accrued salaries, wages and payroll taxes	318,644	—	318,644	268,747	11,620	280,367	—	280,367
Accrued income taxes	349,298	25,876	375,174	405,668	8,200	413,868	16,251	430,119
Other noncurrent liabilities	430,919	—	430,919	382,168	(12,399)	369,769	—	369,769
Total liabilities	3,562,912	25,876	3,588,788	3,398,459	14,458	3,412,917	16,251	3,429,168
Accumulated other comprehensive income	68,718	—	68,718	57,953	8,258	66,211	—	66,211
Retained earnings	3,188,785	(27,103)	3,161,682	2,781,368	(85,452)	2,695,916	(15,156)	2,680,760
Total stockholders’ equity	1,976,371	(27,103)	1,949,268	1,897,009	(77,194)	1,819,815	(15,156)	1,804,659
Total liabilities and stockholders’ equity	5,539,283	(1,227)	5,538,056	5,295,468	(62,736)	5,232,732	1,095	5,233,827

(1)	As reported in our Form 10-K/A filed on August 5, 2005 for the year ended April 30, 2005

(2)	Adjusted to reflect the restatement described in 2(A) above.

(3)	As reported in our Form 10-K filed on July 2, 2004 for the year ended April 30, 2004. Amounts have been reclassified to conform to current year presentation. See discussion of reclassifications in note 1.

(4)	Adjusted to reflect the restatement described in 2(B) above.
     The following is a summary of the impact of the restatement described in 2(A) above on our consolidated statements of cash flows for fiscal year ended April 30, 2005:

(in 000s)
Year Ended April 30,	2005
	As Previously
	Reported (1)	Adjustments (2)	Restated

Net income	$635,857	$(11,947)	$623,910
Provision for deferred taxes on income	(42,345)	2,322	(40,023)
Accrued income taxes	(29,906)	9,625	(20,281)

(1)	As reported in our Form 10-K/A filed on August 5, 2005 for the year ended April 30, 2005.

(2)	Adjusted to reflect the restatement described in 2(A) above.

     The following is a summary of the impact of the restatements on our consolidated statements of cash flows for fiscal years ended April 30, 2004 and 2003:

(in 000s)
Year Ended April 30,	2004					2003
	As Previously		As Previously			As Previously
	Reported (1)	Adjustments (2)	Restated (3)	Adjustments (4)	Restated	Reported (1)	Adjustments (2)	Restated

Net income	$697,897	$11,352	$709,249	$(15,156)	$694,093	$580,064	$(102,449)	$477,615
Depreciation and amortization	172,038	7,093	179,131	—	179,131	161,821	7,271	169,092
Provision for deferred taxes on income	11,459	(12,445)	(986)	(1,095)	(2,081)	10,574	(40,518)	(29,944)
Accretion of residual interests in securitizations	(168,030)	(18,436)	(186,466)	—	(186,466)	(145,165)	(1,178)	(146,343)
Impairment of residual interests in securitizations	30,661	(4,598)	26,063	—	26,063	54,111	—	54,111
Realized gain on sale of previously securitized residual interests	(40,689)	—	(40,689)	—	(40,689)	(130,881)	37,574	(93,307)
Impairment of goodwill	—	—	—	—	—	35,777	86,474	122,251
Accounts payable, accrued expenses and deposits	(105,737)	1,174	(104,563)	—	(104,563)	57,658	2,796	60,454
Accrued salaries, wages and payroll taxes	58,468	12,053	70,521	—	70,521	(42,772)	(139)	(42,911)
Accrued income taxes	93,710	60	93,770	16,251	110,021	99,715	12,107	111,822
Net cash provided by operating activities	856,210	(3,747)	852,463	—	852,463	691,926	(2,191)	689,735
Purchases of property and equipment, net	(127,573)	3,747	(123,826)	—	(123,826)	(150,897)	2,191	(148,706)
Net cash provided by (used in) investing activities	(131,133)	3,747	(127,386)	—	(127,386)	125,338	2,191	127,529

(1)	As reported in our Form 10-K filed on July 2, 2004 for the year ended April 30, 2004. Amounts have been reclassified to conform to current year presentation. See discussion of reclassifications in note 1.

(2)	Adjusted to reflect the restatement described in 2(B) above.

(3)	As reported in our Form 10-K/A filed on August 5, 2005 for the year ended April 30, 2005.

(4)	Adjusted to reflect the restatement described in 2(A) above.
     The restatement, described in 2(B) above, of our consolidated statement of stockholders’ equity resulted in an increase of $5.6 million to retained earnings as of April 30, 2002.

NOTE 3: BUSINESS COMBINATIONS AND DISPOSALS

Significant acquisitions during fiscal years 2005, 2004 and 2003 are as follows. Results for each acquisition are included since the date of acquisition.

(in 000s)
Business	Asset Acquired	Estimated Life	Asset Value at Acquisition

FISCAL YEAR 2005 >>>
Non-accounting firm Business Services acquisitions	Property and equipment		$2,497
	Goodwill		9,666
	Customer relationships	10 years	7,730
	Noncompete agreements	15 years	100

	Weighted average life	10 years	$19,993

FISCAL YEAR 2004 >>>
Former major franchise territories	Property and equipment		$2,697

	Goodwill		205,313
	Customer relationships	10 years	18,167
	Noncompete agreements	3 years	17,069

	Weighted average life	7 years	$243,246

Accounting firms	Goodwill		$3,923
	Customer relationships	10 years	1,794
	Noncompete agreements	15 years	747

	Weighted average life	11 years	$6,464

FISCAL YEAR 2003 >>>
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

(in 000s, except per share amounts)
	Restated	Restated	Restated
Year Ended April 30,	2005	2004	2003

Net income before change in accounting principle	$623,910	$700,452	$477,615
Basic weighted average common shares	331,612	354,152	359,276
Dilutive potential shares from stock options and restricted stock	6,012	7,450	8,878
Convertible preferred stock	1	1	1

Dilutive weighted average common shares	337,625	361,603	368,155

Earnings per share:
Basic	$1.88	$1.98	$1.33
Diluted	1.85	1.94	1.30
NOTE 5: MARKETABLE SECURITIES AVAILABLE-FOR-SALE
The amortized cost and market value of marketable securities classified as available-for-sale at April 30, 2005 and 2004 are summarized below:

(in 000s)
		2005				2004 (Restated)
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses (1)	Value	Cost	Gains	Losses (1)	Value

Municipal bonds	$9,797	$172	$(1)	$9,968	$8,846	$27	$(78)	$8,795
Common stock	4,250	308	(129)	4,429	4,661	450	(82)	5,029
Residual interests	90,525	115,411	—	205,936	85,100	125,873	—	210,973

	$104,572	$115,891	$(130)	$220,333	$98,607	$126,350	$(160)	$224,797

(1)	Gross unrealized losses have been in a continuous loss position for less than 12 months.
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
     Activity related to residual interests in securitizations consists of the following:

(in 000s)
		Restated
April 30,	2005	2004

Balance, beginning of year	$210,973	$264,337
Additions (resulting from NIM transactions)	16,914	9,007
Cash received	(136,045)	(193,606)
Cash received on sales of residual interests	(16,485)	(53,391)
Accretion	137,610	184,253
Impairments of fair value	(12,235)	(26,063)
Other	—	(6,203)
Change in unrealized holding gains arising during the period	5,204	32,639

Balance, end of year	$205,936	$210,973

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
     Activity related to mortgage servicing rights consists of the following:

(in 000s)
April 30,	2005	2004

Balance, beginning of year	$113,821	$99,265
Additions	137,510	84,274
Amortization	(84,191)	(69,718)
Impairments of fair value	(526)	—

Balance, end of year	$166,614	$113,821

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
     Expected static pool credit losses are as follows:

	Mortgage Loans Securitized in
	2005	2004	2003	2002	Prior

As of:
April 30, 2005	2.83%	2.30%	2.08%	2.53%	4.52%
April 30, 2004	—	3.92%	4.35%	3.58%	4.46%

     Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.
     At April 30, 2005, the sensitivities of the current fair value of the residual interests and MSRs to 10% and 20% adverse changes in the above key assumptions are presented in the following table. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in this table, the effect of a variation of a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

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
     Mortgage loans which have been securitized at April 30, 2005 and 2004, past due sixty days or more and the related net credit losses are presented below:

(in 000s)
	Total Principal		Principal Amount of Loans		Net Credit Losses
	Amount of Loans Outstanding		60 Days or More Past Due		(net of recoveries)

	April 30,		April 30,		Year Ended April 30,
	2005	2004	2005	2004	2005	2004

Residual mortgage loans	$10,300,805	$15,732,953	$1,128,376	$1,286,069	$132,015	$159,253
Warehouse	6,742,387	3,244,141	—	—	—	—

Total loans	$17,043,192	$18,977,094	$1,128,376	$1,286,069	$132,015	$159,253

NOTE 7: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment for the year ended April 30, 2005, are as follows:

(in 000s)
	Restated
	2004	Additions	Other	2005

Tax Services	$350,044	$10,175	$562	$360,781
Mortgage Services	152,467	—	—	152,467
Business Services	317,002	11,513	230	328,745
Investment Services	173,954	—	—	173,954

	$993,467	$21,688	$792	$1,015,947

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

     The components of intangible assets are as follows:

(in 000s)
April 30,	2005			2004 (Restated)
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Tax Services:
Customer relationships	$23,717	$(7,207)	$16,510	$19,011	$(3,377)	$15,634
Noncompete agreements	17,677	(11,608)	6,069	17,364	(5,724)	11,640
Business Services:
Customer relationships	130,585	(68,433)	62,152	121,229	(56,313)	64,916
Noncompete agreements	27,796	(11,274)	16,522	27,424	(8,670)	18,754
Trade name — amortizing	1,450	(995)	455	1,450	(926)	524
Trade name — non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769
Investment Services:
Customer relationships	293,000	(198,385)	94,615	293,000	(161,760)	131,240

	$549,862	$(302,770)	$247,092	$535,115	$(241,638)	$293,477

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
NOTE 9: DERIVATIVE INSTRUMENTS
A summary of our derivative instruments as of April 30, 2005 is as follows:

(in 000s)
	Asset (Liability)		Gain (Loss) in the
	Balance at April 30,		Year Ended April 30,
	2005	2004	2005	2004	2003
Interest rate swaps	$(1,325)	$—	$47,192	$(2,703)	$(5,194)
Interest rate caps	12,458	—	(106)	—	—
Rate-lock equivalents	801	(1,386)	2,187	(13,917)	6,158
Prime short sales	(805)	2,080	(2,420)	4,663	(5,105)

	$11,129	$694	$46,853	$(11,957)	$(4,141)

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
NOTE 10: LONG-TERM DEBT
The components of long-term debt and capital lease obligations are as follows:

(in 000s)
April 30,	2005	2004

Senior Notes, 8 1/2%, due April 2007	$498,825	$498,225
Senior Notes, 5.125%, due October 2014	397,766	—
Business Services acquisition obligations, due from May 2005 to January 2008	38,022	60,768
Capital lease obligations	13,550	12,512
Other obligations	455	—
Senior Notes, 6 3/4%, due November 2004	—	249,975

	948,618	821,480
Less: Current portion	25,545	275,669

	$923,073	$545,811

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
     On March 8, 1995, our Board of Directors authorized the issuance of a series of 0.5 million shares of nonvoting Preferred Stock designated as Convertible Preferred Stock, without par value. In April 1995, 0.4 million shares of Convertible Preferred Stock were issued in connection with an acquisition. In addition, options to purchase 51,828 shares of Convertible Preferred Stock were issued as a part of the acquisition and 37,399 shares of Convertible Preferred Stock were issued in connection with these options. Each share of Convertible Preferred Stock became convertible on April 5, 1998 into sixteen shares of Common Stock of the Company (, subject to adjustment upon certain events. The holders of the Convertible Preferred Stock are not entitled to receive dividends paid in cash, property or securities and, in the event of any dissolution, liquidation or wind-up of the Company, will share ratably with the holders of Common Stock then outstanding in the assets of the Company after any distribution or payments are made to the holders of Participating Preferred Stock or the holders of any other class or series of stock of the Company with preference over the Common Stock.
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
     Options granted under the 2003 Plan are exercisable either (1) starting one year after the date of the grant, (2) starting one, two or three years after the date of the grant on a cumulative basis at the annual rate of 33 1/3 % of the total number of option shares, or (3) starting three years after the date of the grant on a cumulative basis at the rate of 40%, 30%, and 30% over the following three years. In addition, certain option grants have accelerated vesting provisions based on our stock price reaching specified levels.
     Options granted under the 1989 Plan for Outside Directors prior to June 30, 2004 are exercisable starting one year after the date of grant on a cumulative basis at an annual rate of 33 1/3 % of the total number of option shares. Beginning with the grant on June 30, 2004, options granted under this Plan are fully vested and immediately exercisable as of the date of grant.
     Under the 2003 and 1989 plans, restricted shares of our common stock may be granted to selected employees. Restricted shares granted vest either (1) starting one or three years after the grant on a cumulative basis at an annual rate of 33 1/3 % of the total number of shares, or (2) at the end of three years.
     The 1999 Stock Option Plan for Seasonal Employees provided for the grant of options on June 30, 2004, 2003 and 2002 at the market price on the date of the grant. The options are exercisable during September through November in each of the two years following the calendar year of the grant, subject to certain conditions.
     Changes during the years ended April 30, 2005, 2004 and 2003 under the stock-based compensation plans were as follows:

(shares in 000s)
	2005		2004		2003
		Weighted-Average	Weighted-Average			Weighted-Average
	Shares	Exercise Price	Shares Exercise Price		Shares	Exercise Price

Options outstanding, beginning of year	28,964	$17.93	31,544	$16.07	31,820	$13.17
Options granted	7,604	23.86	7,488	22.03	10,728	22.16
Options exercised	(6,959)	18.62	(7,854)	14.56	(10,196)	12.33
Options expired/cancelled	(2,506)	22.21	(2,214)	17.26	(808)	17.27

Options outstanding, end of year	27,103	19.02	28,964	17.93	31,544	16.07

Shares exercisable, end of year	13,268	15.89	13,336	15.39	13,672	12.61
Restricted shares granted	980	23.89	1,028	21.97	90	22.32
Restricted shares vested	352	21.66	144	11.90	126	10.51
Restricted shares outstanding, end of year	1,554	23.20	1,020	21.96	200	14.58
Shares reserved for future option or restricted stock grants, end of year	9,889		9,880		14,563
     A summary of stock options outstanding and exercisable at April 30, 2005 follows:

(shares in 000s)
	Outstanding			Exercisable
	Number	Weighted-Average	Weighted-	Number	Weighted-
	Outstanding	Remaining	Average	Exercisable	Average
	at April 30	Contractual Life	Exercise Price	at April 30	Exercise Price

$8.06 – 10.95	3,480	4 years	$9.08	3,426	$9.08
$11.06 – 13.91	2,462	4 years	12.99	2,457	12.99
$16.05 – 19.98	5,849	7 years	16.67	3,006	16.73
$20.00 – 23.16	7,966	8 years	22.23	4,161	22.02
$23.50 – 29.48	7,346	9 years	24.15	218	27.04

	27,103			13,268

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

Stock option grants — management:
Risk-free interest rate	3.86%	2.64%	3.82%
Expected life	5 years	5 years	5 years
Expected volatility	32.07%	31.13%	29.30%
Dividend yield	1.84%	1.63%	1.59%
Weighted average fair value	$5.87	$5.01	$5.12
Stock option grants — seasonal:
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

     Deferred income tax provisions (benefits) reflect the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The current and deferred components of taxes on income are as follows:

	(in 000s)
	Restated	Restated	Restated
Year Ended April 30,	2005	2004	2003

Current:
Federal	$379,907	$382,865	$361,676
State	53,452	77,112	40,964
Foreign	469	4,627	5,253

	433,828	464,604	407,893

Deferred:
Federal	(37,681)	(1,880)	(27,610)
State	(1,433)	(197)	(1,646)
Foreign	(909)	(4)	(688)

	(40,023)	(2,081)	(29,944)

Total provision for income taxes before change in accounting principle	393,805	462,523	377,949
Income tax on cumulative effect of change in accounting principle	—	(4,031)	—
Income tax included in comprehensive income	(3,991)	(3,387)	(1,387)

Total income taxes	$389,814	$455,105	$376,562

     The following table reconciles the provision for income taxes at the federal statutory rate of 35% to income tax expense:

	(dollars in 000s)
	Restated	Restated	Restated
Year Ended April 30,	2005	2004	2003

Statutory tax	$356,200	$407,041	$299,447
Increases in income taxes resulting from:
State income taxes, net of Federal income tax benefit	37,507	41,493	24,093
Impairment of non-deductible goodwill	—	—	42,788
Other	98	13,989	11,621

Total income tax expense	$393,805	$462,523	$377,949

Effective tax rate	38.7%	39.8%	44.2%
     The components of deferred taxes are as follows:

	(in 000s)
	Restated	Restated
April 30,	2005	2004

Gross deferred tax assets:
Accrued expenses	$53,006	$55,643
Allowance for credit losses and related reserves	35,116	23,099
Net operating losses	3,524	270

Current	91,646	79,012

Residual interest income	129,323	114,743
Deferred and stock-based compensation	61,111	34,724
Property and equipment	33,767	6,768
Net operating losses	20,018	23,661

Noncurrent	244,219	179,896

	335,865	258,908
Valuation allowance	(20,354)	(23,227)

	315,511	235,681

Gross deferred tax liabilities:
Prepaid expenses and revenue deferred for tax	(13,454)	(15,040)

Current	(13,454)	(15,040)

Mortgage servicing rights	(61,190)	(38,005)
Intangible assets	(101,945)	(87,728)

Noncurrent	(163,135)	(125,733)

Net deferred tax assets	$138,922	$94,908

     We believe the net deferred tax asset at April 30, 2005 of $138.9 million is realizable. We have federal taxable income in excess of $2.3 billion and substantial state taxable income in the carry-back period, as well as a history of growth in earnings and prospects for continued earnings growth.
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
AMERICAN JOBS CREATION ACT OF 2004 >>> The American Jobs Creation Act of 2004 (the “Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on any repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the Act must be satisfied as well. Our one-year period during which the qualifying distributions can be made ends on December 31, 2005.
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
NOTE 17: COMMITMENTS, CONTINGENCIES AND RISKS
COMMITMENTS AND CONTINGENCIES >>> At April 30, 2005, we maintained $2.0 billion in back-up credit facilities to support the commercial paper program and for general corporate purposes. The first $1.0 billion unsecured committed line of credit (“CLOC”) is subject to annual renewal in August 2005, has a one-year term-out provision with a maturity date in August 2006 and has an annual facility fee of ten basis points per annum. The second $1.0 billion CLOC has a maturity date of August 2009 and has an annual facility fee of twelve basis points per annum. Among other provisions, the credit agreement limits our indebtedness.
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

	(in 000s)
April 30,	2005	2004

Balance, beginning of year	$123,048	$49,280
Amounts deferred for new guarantees issued	77,756	81,803
Revenue recognized on previous deferrals	(70,042)	(69,522)
Adjustment resulting from change in accounting principle	—	61,487

Balance, end of year	$130,762	$123,048

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
     We are required, in the event of non-delivery of customers’ securities owed to us by other broker-dealers or by our customers, to purchase identical securities in the open market. Such purchases could result in losses not reflected in the accompanying consolidated financial statements.
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
     RISKS >>> Loans to borrowers who do not meet traditional underwriting criteria, or non-prime borrowers, present a higher level of risk of default than prime loans, because of previous credit problems, higher debt-to-income levels, lack of income documentation or limited credit history. Loans to non-prime borrowers also involve additional liquidity risks, as these loans generally have a more limited secondary market than prime loans. The actual rates of delinquencies, foreclosures and losses on loans to non-prime borrowers could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general. While we believe the underwriting procedures and appraisal processes we employ enable us to mitigate certain risks inherent in loans made to these borrowers, no assurance can be given that such procedures or processes will afford adequate protection against such risks.
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

NOTE 19: SUBSEQUENT EVENTS
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
     TAX SERVICES >>> This segment is primarily engaged in providing tax return preparation and related services and products in the U.S., Canada, Australia and the United Kingdom. Segment revenues include fees earned for tax-related services performed at company-owned tax offices, royalties from franchise offices, sales of tax preparation and other software, fees from online tax preparation, and payments related to RALs. This segment includes the Company’s tax preparation software — TaxCut® from H&R Block, and other personal productivity software offered to the general public, and offers online do-it-yourself-tax preparation, online tax advice to the general public through the www.hrblock.com website. Revenues of this segment are seasonal in nature.
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
     MORTGAGE SERVICES >>> This segment is primarily engaged in the origination of non-prime mortgage loans, sales and securitizations of mortgage assets and servicing of non-prime loans in the U.S. This segment mainly offers, through a network of independent mortgage brokers, a flexible product line to borrowers who are creditworthy but do not meet traditional underwriting criteria. Prime mortgage loan products, as well as the same flexible product line available through brokers, are offered through H&R Block Mortgage Corporation retail offices and some other retail offices.
     BUSINESS SERVICES >>> This segment offers middle-market companies accounting, tax and consulting services, wealth management, retirement resources, payroll services, corporate finance, and financial process outsourcing. This segment offers services through offices located throughout the U.S. Revenues of this segment are seasonal in nature.
     INVESTMENT SERVICES >>> This segment is primarily engaged in offering investment services and securities products through H&R Block Financial Advisors, Inc., a full-service securities broker-dealer, to the general public. Investment advice and services are primarily offered through H&R Block Financial Advisors branch offices.
     CORPORATE >>> This segment consists primarily of corporate support departments that provide services to our operating segments. These support departments consist of marketing, information technology, facilities, human resources, executive, legal, finance, government relations and corporate communications. These support department costs are largely allocated to our operating segments. Our captive insurance and franchise financing subsidiaries are also included within this segment, as was our small business initiatives subsidiary in fiscal years 2004 and 2003. The pretax loss from our Corporate segment for fiscal year 2005 includes a non-operating gain of $17.3 million, or $0.03 per diluted share, resulting from legal recoveries.
     IDENTIFIABLE ASSETS >>> Identifiable assets are those assets, including goodwill and intangible assets, associated with each reportable segment. The remaining assets are classified as corporate assets and consist primarily of cash, marketable securities and equipment.

     Information concerning the Company’s operations by reportable segment as of and for the years ended April 30, 2005, 2004 and 2003 is as follows. See note 2 for details of the restatements of our previously issued financial statements.

	(in 000s)
		2004			2003
Year Ended April 30,	2005	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated

REVENUES >>>
Tax Services	$2,358,293	$2,191,177	$—	$2,191,177	$1,946,763	$—	$1,946,763
Mortgage Services	1,246,018	1,300,675	23,034	1,323,709	1,186,475	(36,395)	1,150,080
Business Services	573,316	499,210	—	499,210	434,140	—	434,140
Investment Services	239,244	229,470	—	229,470	200,794	—	200,794
Corporate	3,148	4,314	—	4,314	(651)	—	(651)

	$4,420,019	$4,224,846	$23,034	$4,247,880	$3,767,521	$(36,395)	$3,731,126

INCOME (LOSS) BEFORE TAXES >>>
Tax Services	$663,518	$638,689	$(196)	$638,493	$557,542	$(839)	$556,703
Mortgage Services	496,093	678,261	10,262	688,523	693,950	(37,626)	656,324
Business Services	29,871	19,321	(9)	19,312	(14,118)	(1,915)	(16,033)
Investment Services	(75,370)	(64,446)	(11,168)	(75,614)	(128,292)	(91,129)	(219,421)
Corporate	(96,397)	(107,668)	(71)	(107,739)	(122,005)	(4)	(122,009)

	$1,017,715	$1,164,157	$(1,182)	$1,162,975	$987,077	$(131,513)	$855,564

	(in 000s)
	Restated	Restated	Restated
Year Ended April 30,	2005	2004	2003

DEPRECIATION AND AMORTIZATION >>>
Tax Services	$79,079	$76,279	$61,487
Mortgage Services	31,043	24,428	21,703
Business Services	23,591	23,104	23,135
Investment Services	48,662	54,378	61,254
Corporate	1,492	942	1,513

	$183,867	$179,131	$169,092

Goodwill impairments:
Business Services	—	—	13,459
Investment Services	—	—	108,792

	—	—	122,251

	$183,867	$179,131	$291,343

CAPITAL EXPENDITURES >>>
Tax Services	$74,297	$50,204	$65,469
Mortgage Services	56,613	28,176	38,204
Business Services	22,582	18,003	15,248
Investment Services	9,503	10,531	13,371
Corporate	46,463	16,912	16,414

	$209,458	$123,826	$148,706

IDENTIFIABLE ASSETS >>>
Tax Services	$716,981	$666,548	$354,617
Mortgage Services	1,336,920	1,108,022	1,241,772
Business Services	701,763	637,542	677,334
Investment Services	1,481,127	1,624,383	1,423,716
Corporate	1,301,265	1,197,332	969,063

	$5,538,056	$5,233,827	$4,666,502

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

	(in 000s, except per share amounts)
	As Reported	As Restated	As Reported	As Restated	As Reported
Fiscal Year 2005 Quarter Ended	Fiscal Year 2005	Fiscal Year 2005	April 30, 2005	April 30, 2005	January 31, 2005

Revenues	$4,420,019	$4,420,019	$2,355,279	$2,355,279	$1,032,007

Income before taxes	1,017,715	1,017,715	1,003,055	1,003,055	151,683
Income taxes	381,858	393,805	376,349	388,125	59,991

Net income	$635,857	$623,910	$626,706	$614,930	$91,692

Basic earnings per share	$1.92	$1.88	$1.89	$1.86	$0.28
Diluted earnings per share	$1.88	$1.85	$1.86	$1.83	$0.27

	As Restated	As Reported	As Restated	As Reported	As Restated
Fiscal Year 2005 Quarter Ended	January 31, 2005	October 31, 2004	October 31, 2004	July 31, 2004	July 31, 2004

Revenues	$1,036,236	$539,255	$541,953	$482,711	$486,551

Income before taxes	153,278	(85,924)	(79,818)	(72,564)	(58,800)
Income taxes	59,542	(33,725)	(31,016)	(28,481)	(22,846)

Net income	$93,736	$(52,199)	$(48,802)	$(44,083)	$(35,954)

Basic earnings per share	$0.28	$(0.16)	$(0.15)	$(0.13)	$(0.11)
Diluted earnings per share	$0.28	$(0.16)	$(0.15)	$(0.13)	$(0.11)

	As Reported	As Restated	As Reported	As Restated	As Reported
Fiscal Year 2004 Quarter Ended	Fiscal Year 2004	Fiscal Year 2004	April 30, 2004	April 30, 2004	January 31, 2004

Revenues	$4,224,846	$4,247,880	$2,197,760	$2,200,935	$962,830

Income before taxes	1,164,157	1,162,975	952,074	949,469	176,120
Income taxes	459,901	462,523	376,439	377,531	69,394
Net income before change in accounting principle	704,256	700,452	575,635	571,938	106,726
Cumulative effect of change in accounting principle	(6,359)	(6,359)	—	—	—

Net income	$697,897	$694,093	$575,635	$571,938	$106,726

Basic earnings per share:
Before change in accounting principle	$1.99	$1.98	$1.65	$1.64	$0.30
Net income	1.97	1.96	1.65	1.64	0.30
Diluted earnings per share:
Before change in accounting principle	$1.95	$1.94	$1.62	$1.60	$0.29
Net income	1.93	1.92	1.62	1.60	0.29

	As Restated	As Reported	As Restated	As Reported	As Restated
Fiscal Year 2004 Quarter Ended	January 31, 2004	October 31, 2003	October 31, 2003	July 31, 2003	July 31, 2003

Revenues	$974,520	$568,872	$573,267	$495,384	$499,158

Income before taxes	181,406	17,134	15,390	18,829	16,710
Income taxes	72,214	6,758	6,126	7,310	6,652

Net income before change in accounting principle	109,192	10,376	9,264	11,519	10,058
Cumulative effect of change in accounting principle	—	—	—	(6,359)	(6,359)

Net income	$109,192	$10,376	$9,264	$5,160	$3,699

Basic earnings per share:
Before change in accounting principle	$0.31	$0.03	$0.03	$0.03	$0.03
Net income	0.31	0.03	0.03	0.01	0.01
Diluted earnings per share:
Before change in accounting principle	$0.30	$0.03	$0.03	$0.03	$0.03
Net income	0.30	0.03	0.03	0.01	0.01
     We restated our previously issued consolidated financial statements, including each of the fiscal years ended April 30, 2005, 2004 and 2003. See note 2 for a detailed description of each restatement issue. The following is a summary of the impact of the restatement described in note
2(A) on our quarterly consolidated income statements for fiscal years 2005 and 2004:

(in 000s)

Fiscal Year 2005 Quarter Ended	April 30, 2005	January 31, 2005	October 31, 2004	July 31, 2004

Impact on:
Income tax (benefit)	$11,776	$2,029	$(1,070)	$(788)
Net Income	(11,776)	(2,029)	1,070	788
Basic earnings per share	$(0.03)	$(0.01)	$—	$—
Diluted earnings per share	(0.03)	—	—	—

Fiscal Year 2004 Quarter Ended	April 30, 2004	January 31, 2004	October 31, 2003	July 31, 2003

Impact on:
Income tax (benefit)	$12,294	$2,432	$206	$224
Net income	(12,294)	(2,432)	(206)	(224)
Basic earnings per share:
Before change in accounting principle	$(0.04)	$(0.01)	$—	$—
Net income	(0.04)	(0.01)	—	—
Diluted earnings per share:
Before change in accounting principle	$(0.04)	$(0.01)	$—	$—
Net income	(0.04)	(0.01)	—	—

      The following is a summary of the impact of the restatement described in note 2(B) on our quarterly consolidated income statements for fiscal years 2005 and 2004:

	(in 000s)
Fiscal Year 2005 Quarter Ended	April 30, 2005		January 31, 2005		October 31, 2004		July 31, 2004
Impact on	Revenues	Pretax	Revenues	Pretax	Revenues	Pretax	Revenues	Pretax

Purchase accounting	$—	$—	$—	$(1,831)	$—	$(1,831)	$—	$(1,831)
Sales of previously securitized residual interests	—	—	4,229	4,229	2,698	2,698	3,840	3,840
Lease accounting	—	—	—	(1,207)	—	(414)	—	(175)
Incentive compensation accrual	—	—	—	—	—	—	—	12,070
Improper capitalization	—	—	—	404	—	5,653	—	(140)

	$—	$—	$4,229	$1,595	$2,698	$6,106	$3,840	$13,764
Income tax (benefit)		—		(2,478)		3,779		6,423

Net income		$—		$4,073		$2,327		$7,341

Basic earnings per share		$—		$0.01		$0.01		$0.02
Diluted earnings per share		—		0.01		0.01		0.02

Fiscal Year 2004 Quarter Ended	April 30, 2004		January 31, 2004		October 31, 2003		July 31, 2003
Impact on	Revenues	Pretax	Revenues	Pretax	Revenues	Pretax	Revenues	Pretax

Purchase accounting	$—	$(1,831)	$—	$(1,831)	$—	$(1,831)	$—	$(1,831)
Sales of previously securitized residual interests	3,175	3,175	11,690	11,690	4,395	4,395	3,774	3,774
Lease accounting	—	(608)	—	(510)	—	(216)	—	29
Incentive compensation accrual	—	(3,018)	—	(3,018)	—	(3,018)	—	(3,018)
Improper capitalization	—	(323)	—	(1,045)	—	(1,074)	—	(1,073)

	$3,175	$(2,605)	$11,690	$5,286	$4,395	$(1,744)	$3,774	$(2,119)
Income tax (benefit)		(11,202)		388		(838)		(882)

Net income		$8,597		$4,898		$(906)		$(1,237)

Basic earnings per share:
Before change in accounting principle		$0.03		$0.02		$—		$—
Net income		0.03		0.02		—		—
Diluted earnings per share:
Before change in accounting principle		$0.02		$0.02		$—		$—
Net income		0.02		0.02		—		—
     The accumulation of four quarters in fiscal years 2005 and 2004 for earnings per share may not equal the related per share amounts for the years ended April 30, 2005 and 2004 due to the repurchase of treasury shares, the timing of the exercise of stock options, and the antidilutive effect of stock options in the first two quarters.

58

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fiscal Year

FISCAL YEAR 2005 >>>
Dividends per share	$.11	$.11	$.11	$.10	$.43
Stock price range:
High	$27.93	$25.25	$25.75	$25.00	$27.93
Low	23.43	22.99	22.57	22.08	22.08

FISCAL YEAR 2004 >>>
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
CONDENSED CONSOLIDATING INCOME STATEMENTS

(in 000s)
	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2005 (as restated)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Revenues	$—	$1,871,703	$2,565,496	$(17,180)	$4,420,019

Expenses:
Cost of service revenues	—	404,205	1,595,199	(184)	1,999,220
Cost of other revenues	—	385,908	30,513	—	416,421
Selling, general and administrative	—	479,136	487,419	(14,430)	952,125

	—	1,269,249	2,113,131	(14,614)	3,367,766

Operating income	—	602,454	452,365	(2,566)	1,052,253
Interest expense	—	59,247	3,293	(173)	62,367
Other income, net	1,017,715	17,277	10,552	(1,017,715)	27,829

Income before taxes	1,017,715	560,484	459,624	(1,020,108)	1,017,715
Income taxes	393,805	218,869	175,862	(394,731)	393,805

Net income	$623,910	$341,615	$283,762	$(625,377)	$623,910

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2004 (as restated)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Revenues	$—	$1,844,772	$2,419,446	$(16,338)	$4,247,880

Expenses:
Cost of service revenues	—	372,217	1,422,567	(283)	1,794,501
Cost of other revenues	—	355,197	25,168	—	380,365
Selling, general and administrative	—	371,243	493,114	(15,682)	848,675

	—	1,098,657	1,940,849	(15,965)	3,023,541

Operating income	—	746,115	478,597	(373)	1,224,339
Interest expense	—	66,931	4,287	—	71,218
Other income, net	1,162,975	—	9,854	(1,162,975)	9,854

Income before taxes	1,162,975	679,184	484,164	(1,163,348)	1,162,975
Income taxes	462,523	263,456	199,216	(462,672)	462,523

Income before change in accounting	700,452	415,728	284,948	(700,676)	700,452
Cumulative effect of change in accounting	(6,359)	—	(6,359)	6,359	(6,359)

Net income	$694,093	$415,728	$278,589	$(694,317)	$694,093

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2003 (as restated)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Revenues	$—	$1,551,572	$2,192,510	$(12,956)	$3,731,126

Expenses:
Cost of service revenues	—	304,947	1,320,729	261	1,625,937
Cost of other revenues	—	273,210	27,539	—	300,749
Selling, general and administrative	—	423,376	472,936	(13,197)	883,115

	—	1,001,533	1,821,204	(12,936)	2,809,801

Operating income	—	550,039	371,306	(20)	921,325
Interest expense	—	68,173	8,550	—	76,723
Other income, net	855,564	4,127	6,835	(855,564)	10,962

Income before taxes	855,564	485,993	369,591	(855,584)	855,564
Income taxes	377,949	232,577	145,381	(377,958)	377,949

Net income	$477,615	$253,416	$224,210	$(477,626)	$477,615

CONDENSED CONSOLIDATING BALANCE SHEETS

(in 000s)
	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2005 (as restated)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Cash & cash equivalents	$—	$162,983	$937,230	$—	$1,100,213
Cash & cash equivalents — restricted	—	488,761	28,148	—	516,909
Receivables from customers, brokers and dealers, net	—	590,226	—	—	590,226
Receivables, net	101	199,990	218,697	—	418,788
Intangible assets and goodwill, net	—	421,036	842,003	—	1,263,039
Investments in subsidiaries	4,851,680	210	449	(4,851,680)	659
Other assets	—	1,407,082	241,532	(392)	1,648,222

Total assets	$4,851,781	$3,270,288	$2,268,059	$(4,852,072)	$5,538,056

Accounts payable to customers, brokers and dealers	$—	$950,684	$—	$—	$950,684
Long-term debt	—	896,591	26,482	—	923,073
Other liabilities	2	532,562	1,182,459	8	1,715,031
Net intercompany advances	2,902,511	(641,611)	(2,262,818)	1,918	—
Stockholders’ equity	1,949,268	1,532,062	3,321,936	(4,853,998)	1,949,268

Total liabilities and stockholders’ equity	$4,851,781	$3,270,288	$2,268,059	$(4,852,072)	$5,538,056

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2004 (as restated)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Cash & cash equivalents	$—	$133,188	$939,557	$—	$1,072,745
Cash & cash equivalents — restricted	—	532,201	13,227	—	545,428
Receivables from customers, brokers and dealers, net	—	625,076	—	—	625,076
Receivables, net	180	150,188	178,851	—	329,219
Intangible assets and goodwill, net	—	457,661	829,283	—	1,286,944
Investments in subsidiaries	4,199,343	205	297	(4,199,343)	502
Other assets	(145)	1,125,578	248,848	(368)	1,373,913

Total assets	$4,199,378	$3,024,097	$2,210,063	$(4,199,711)	$5,233,827

Accounts payable to customers, brokers and dealers	$—	$1,065,793	$—	$—	$1,065,793
Long-term debt	—	498,225	47,586	—	545,811
Other liabilities	15,879	580,331	1,220,793	561	1,817,564
Net intercompany advances	2,378,840	(317,187)	(2,061,092)	(561)	—
Stockholders’ equity	1,804,659	1,196,935	3,002,776	(4,199,711)	1,804,659

Total liabilities and stockholders’ equity	$4,199,378	$3,024,097	$2,210,063	$(4,199,711)	$5,233,827

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in 000s)
	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2005 (as restated)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Net cash provided by operating activities:	$39,134	$122,311	$352,348	$—	$513,793

Cash flows from investing activities:
Cash received on residual interests	—	136,045	—	—	136,045
Purchases of property & equipment, net	—	(66,255)	(143,203)	—	(209,458)
Payments made for business acquisitions	—	—	(37,621)	—	(37,621)
Net intercompany advances	497,774	—	—	(497,774)	-
Other, net	—	33,710	18,914	—	52,624

Net cash provided by (used in) investing activities	497,774	103,500	(161,910)	(497,774)	(58,410)

Cash flows from financing activities:
Repayments of commercial paper	—	(5,191,623)	—	—	(5,191,623)
Proceeds from issuance of commercial paper	—	5,191,623	—	—	5,191,623
Repayments of long-term debt	—	(250,000)	—	—	(250,000)
Proceeds from issuance of long-term debt	—	395,221	—	—	395,221
Payments on acquisition debt	—	—	(25,664)	—	(25,664)
Dividends paid	(142,988)	—	—	—	(142,988)
Acquisition of treasury shares	(530,022)	—	—	—	(530,022)
Proceeds from issuance of common stock	136,102	—	—	—	136,102
Net intercompany advances	—	(324,424)	(173,350)	497,774	-
Other, net	—	(16,813)	6,249	—	(10,564)

Net cash provided by (used in) financing activities	(536,908)	(196,016)	(192,765)	497,774	(427,915)

Net increase (decrease) in cash and cash equivalents	—	29,795	(2,327)	—	27,468
Cash and cash equivalents at beginning of the year	—	133,188	939,557	—	1,072,745

Cash and cash equivalents at end of the year	$—	$162,983	$937,230	$—	$1,100,213

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2004 (as restated)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Net cash provided by operating activities:	$64,782	$163,464	$624,217	$—	$852,463

Cash flows from investing activities:
Cash received on residual interests	—	193,606	—	—	193,606
Sales of residual interests in securitizations	—	53,391	—	—	53,391
Purchases of property & equipment, net	—	(35,482)	(88,344)	—	(123,826)
Payments made for business acquisitions	—	—	(280,865)	—	(280,865)
Net intercompany advances	473,521	—	—	(473,521)	—
Other, net	—	12,655	17,653	—	30,308

Net cash provided by (used in) investing activities	473,521	224,170	(351,556)	(473,521)	(127,386)

Cash flows from financing activities:
Repayments of commercial paper	—	(4,618,853)	—	—	(4,618,853)
Proceeds from issuance of commercial paper	—	4,618,853	—	—	4,618,853
Payments on acquisition debt	—	—	(59,003)	—	(59,003)
Dividends paid	(138,397)	—	—	—	(138,397)
Acquisition of treasury shares	(519,862)	—	—	—	(519,862)
Proceeds from issuance of common stock	119,956	—	—	—	119,956
Net intercompany advances	—	(453,477)	(20,044)	473,521	—
Other, net	—	18,850	12,831	—	31,681

Net cash provided by (used in) financing activities	(538,303)	(434,627)	(66,216)	473,521	(565,625)

Net increase (decrease) in cash and cash equivalents	—	(46,993)	206,445	—	159,452
Cash and cash equivalents at beginning of the year	—	180,181	733,112	—	913,293

Cash and cash equivalents at end of the year	$—	$133,188	$939,557	$—	$1,072,745

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2003 (as restated)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Net cash provided by operating activities	$36,560	$141,165	$512,010	$—	$689,735

Cash flows from investing activities:
Cash received on residual interests	—	140,795	—	—	140,795
Sales of residual interests in securitizations	—	142,486	—	—	142,486
Purchases of property & equipment, net	—	(35,808)	(112,898)	—	(148,706)
Payments made for business acquisitions	—	—	(26,408)	—	(26,408)
Net intercompany advances	280,583	—	—	(280,583)	—
Other, net	—	(1,480)	20,842	—	19,362

Net cash provided by (used in) investing activities	280,583	245,993	(118,464)	(280,583)	127,529

Cash flows from financing activities:
Repayments of commercial paper	—	(9,925,516)	—	—	(9,925,516)
Proceeds from issuance of commercial paper	—	9,925,516	—	—	9,925,516
Payments on acquisition debt	—	—	(57,469)	—	(57,469)
Dividends paid	(125,898)	—	—	—	(125,898)
Acquisition of treasury shares	(317,570)	—	—	—	(317,570)
Proceeds from issuance of common stock	126,325	—	—	—	126,325
Net intercompany advances	—	(402,197)	121,614	280,583	—
Other, net	—	(2,739)	167	—	(2,572)

Net cash provided by (used in) financing activities	(317,143)	(404,936)	64,312	280,583	(377,184)

Net increase (decrease) in cash and cash equivalents	—	(17,778)	457,858	—	440,080
Cash and cash equivalents at beginning of the year	—	197,959	275,254	—	473,213

Cash and cash equivalents at end of the year	$—	$180,181	$733,112	$—	$913,293

ITEM 9A. CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES >>>
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

     In February 2006, as a result of the ongoing controls and procedural work to remediate the material weakness in the Company’s internal controls over accounting for income taxes as of April 30, 2005, management discovered additional income tax errors which required the restatement of prior periods. In preparation for its revised 10-K/A filing, management reviewed this disclosure and continues to believe it accurately describes the nature of the internal control deficiencies that contributed to the material weakness as of April 30, 2005.
(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING >>>
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
     The Company’s external auditors, KPMG LLP, an independent registered public accounting firm, have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 24.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING >>>
As disclosed most recently in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2005, management had identified an internal control deficiency in our accounting for income taxes. We have dedicated substantial resources to the review of our control processes and procedures specifically related to accounting for income taxes. Based on the results of this review, during the fourth quarter, management completed numerous enhancements to improve our internal controls over financial reporting, specifically those related to accounting for income taxes, including the following actions:
•	Implemented a comprehensive set of policies and procedures related to accounting for income taxes.

•	Filled senior-level positions in the corporate tax department with experienced individuals focusing on corporate tax, state/local tax, and mortgage accounting.

•	Engaged a qualified third-party firm to provide supplementary assistance, REMIC transaction tax expertise, and to assess the tax implications of select historical and future securitizations and the adequacy of the model used by Mortgage Services to track the related book/tax basis adjustments.

•	Increased the formality and rigor around the operation of key controls.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this Report:
1.	The following financial statements appearing in Item 8: “Consolidated Statements of Income and Comprehensive Income;” “Consolidated Balance Sheets;” “Consolidated Statements of Cash Flows;” and “Consolidated Statements of Stockholders’ Equity.”

2.	Financial Statement Schedule II — Valuation and Qualifying Accounts with the related Reports of Independent Registered Public Accounting Firms. These will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareholders.

3.	Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The following exhibits are required to be filed as exhibits to this Form 10-K:
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
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
March 31, 2006

William L. Trubeck
Executive Vice President and Chief Financial
Officer (principal accounting officer)
March 31, 2006

EXHIBIT INDEX
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

3.1	Restated Articles of Incorporation of H&R Block, Inc., as amended, filed as Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, are incorporated herein by reference.

3.2	Certificate of Amendment of Articles of Incorporation effective September 30, 2004, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.

3.3	Amended and Restated Bylaws of H&R Block, Inc., as amended and restated as of June 9, 2004, filed as Exhibit 3.3 to the Company’s annual report on Form 10-K for the year ended April 30, 2004, file number 1-6089, is incorporated herein by reference.

4.1	Indenture dated as of October 20, 1997, among H&R Block, Inc., Block Financial Corporation and Bankers Trust Company, as Trustee, filed as Exhibit 4(a) to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 1997, file number 1-6089, is incorporated herein by reference.

4.2	First Supplemental Indenture, dated as of April 18, 2000, among H&R Block, Inc., Block Financial Corporation, Bankers Trust Company and the Bank of New York, filed as Exhibit 4(a) to the Company’s current report on Form 8-K dated April 13, 2000, file number 1-6089, is incorporated herein by reference.

4.3	Officer’s Certificate, dated October 26, 2004, in respect of 5.125% Notes due 2014 of Block Financial Corporation, filed as Exhibit 4.1 to the Company’s current report on Form 8-K dated October 21, 2004, file number 1-6089, is incorporated herein by reference.

4.4	Form of 8 1/2% Senior Note due 2007 of Block Financial Corporation, filed as Exhibit 4(b) to the Company’s current report on Form 8-K dated April 13, 2000, file number 1-6089, is incorporated herein by reference.

4.5	Form of 5.125% Note due 2014 of Block Financial Corporation, filed as Exhibit 4.2 to the Company’s current report on Form 8-K dated October 21, 2004, file number 1-6089, is incorporated herein by reference.

4.6	Copy of Rights Agreement dated March 25, 1998, between H&R Block, Inc. and ChaseMellon Shareholder Services, L.L.C., filed on July 22, 1998 as Exhibit 1 to the Company’s Registration Statement on Form 8-A, file number 1-6089, is incorporated herein by reference.

4.7	Form of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(e) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated by reference.

4.8	Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(j) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1998, file number 1-6089, is incorporated by reference.

4.9	Form of Certificate of Designation, Preferences and Rights of Delayed Convertible Preferred Stock of H&R Block, Inc., filed as Exhibit 4(f) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated by reference.

10.1*	The Company’s 2003 Long-Term Executive Compensation Plan, as amended and restated as of September 10, 2003, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended

October 31, 2003, file number 1-6089, is incorporated by reference.

10.2	Form of 2003 Long-Term Executive Compensation Plan Award Agreement, filed as Exhibit 10.2 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.3*	The H&R Block Deferred Compensation Plan for Directors, as Amended and Restated effective July 1, 2002, filed as Exhibit 10.2 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.

10.4*	The H&R Block Deferred Compensation Plan for Executives, as Amended and Restated July 1, 2002, filed as Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.

10.5*	Amendment No. 1 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, effective as of March 12, 2003, filed as Exhibit 10.5 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.

10.6*	The H&R Block Short-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended

October 31, 2000, file number 1-6089, is incorporated herein by reference.

10.7*	Summary of Non-Employee Director Cash Compensation, filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated March 16, 2005, file number 1-6089, is incorporated herein by reference.

10.8*	The Company’s 1989 Stock Option Plan for Outside Directors, as amended and restated as of September 8, 2004, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.

10.9	Form of 1989 Stock Option Plan for Outside Directors Stock Option Agreement, filed as Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.10*	The H&R Block Stock Plan for Non-Employee Directors, as amended August 1, 2001, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.

10.11*	The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended August 1, 2001, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.

10.12*	The H&R Block, Inc. Executive Survivor Plan (as Amended and Restated) filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-6089, is incorporated herein by reference.

10.13*	First Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), filed as Exhibit 10.9 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.

10.14*	Second Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), effective as of March 12, 2003, filed as Exhibit 10.12 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.

10.15*	Employment Agreement dated July 16, 1998, between the Company and Mark A. Ernst, filed as Exhibit 10(a) to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 1998, file number 1-6089, is incorporated herein by reference.

10.16*	Amendment to Employment Agreement dated June 30, 2000, between HRB Management, Inc. and Mark A. Ernst, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2000, file number 1-6089, is incorporated herein by reference.

10.17*	Employment Agreement dated September 7, 1999, between HRB Management, Inc. and Jeffery W. Yabuki, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended

January 31, 2000, file number 1-6089, is incorporated herein by reference.

10.18	*Employment Agreement dated as of October 4, 2004 between HRB Management, Inc. and William L. Trubeck, filed as Exhibit 10.2 to the Company’s current report on Form 8-K/A Amendment No. 1 dated September 9, 2004, file number 1-6089, is incorporated herein by reference.

10.19	Employment Agreement dated as of February 2, 2004, between HRB Management, Inc. and Nicholas J. Spaeth, filed as Exhibit 10.16 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2004, file number 1-6089, is incorporated herein by reference.

10.20 *	Employment Agreement dated September 2, 2003, between HRB Management, Inc. and Brad C. Iversen, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended

January 31, 2004, file number 1-6089, is incorporated herein by reference.

10.21 *	Employment Agreement between Option One Mortgage Corporation and Robert E. Dubrish, executed on February 9, 2002, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2002, file number 1-6089, is incorporated herein by reference.

10.22*	Employment Agreement dated December 2, 2002 between HRB Management, Inc. and Tammy S. Serati, filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended January 31, 2003, file number 1-6089, is incorporated herein by reference.

10.23*	Employment Agreement dated as of April 1, 2003 between HRB Business Services, Inc. and Steven Tait, filed as Exhibit 10.23 to the annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.

10.24*	Employment Agreement dated as of September 15, 2004 between HRB Management, Inc. and Marc West, filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.

10.25*	Employment Agreement dated as of June 28, 2004 between H&R Block Services, Inc. and Timothy C. Gokey, filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended July 31, 2004, file number 1-6089, is incorporated herein by reference.

10.26*	Termination Agreement dated January 7, 2005 between H&R Block, Inc., H&R Block Financial Advisors, Inc. and Brian L. Nygaard, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.

10.27	Second Amended and Restated Refund Anticipation Loan Operations Agreement dated as of June 9, 2003, between H&R Block Services, Inc., Household Tax Masters, Inc. and Beneficial Franchise Company, filed as Exhibit 10.27 to the annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.

10.28	Fourth Amended and Restated Refund Anticipation Loan Participation Agreement dated as of December 31, 2004, between Block Financial Corporation, HSBC Taxpayer Financial Services, Inc. and Household Tax Masters Acquisition Corporation, filed as Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.

10.29	2004 Amendment to Second Amended and Restated Refund Anticipation Loan Operations Agreement dated as of August 20, 2004, by and among H&R Block Services, Inc., Household Tax Masters, Inc., and Beneficial Franchise Company, filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.**

10.30	364-Day Credit and Guarantee Agreement dated as of August 11, 2004 among Block Financial Corporation, H&R Block, Inc., Bank of America, N.A., Barclays Bank PLC, HSBC Bank USA, National Association, The Royal Bank of Scotland PLC, JPMorgan Chase Bank, J.P. Morgan Securities, Inc. and other lending parties thereto, filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended July 31, 2004, file number 1-6089, is incorporated herein by reference.

10.31	Five-Year Credit and Guarantee Agreement dated as of August 11, 2004 among Block Financial Corporation, H&R Block, Inc., Bank of America, N.A., Barclays Bank PLC, HSBC Bank USA, National Association, The Royal Bank of Scotland PLC, JPMorgan Chase Bank, J.P. Morgan Securities, Inc. and other lending parties thereto, filed as Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended July 31, 2004, file number 1-6089, is incorporated herein by reference.

10.32	License Agreement dated as of June 30, 2004 by and between Sears, Roebuck and Co. and H&R Block Services, Inc., filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended July 31, 2004, file number 1-6089, is incorporated herein by reference.

10.33	Leasing Operations Supplier Agreement (Products and/or Services) dated as of September 11, 2003 between Wal*Mart Stores, Inc. and H&R Block Services, Inc.

10.34	Standard Form of Agreement Between Owner and Designer/Builder dated as of May 5, 2003 by and between H&R Block Tax Services, Inc. and J.E. Dunn Construction Company, filed as Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.

10.35	Second Amended and Restated Loan Purchase and Contribution Agreement dated as of November 14, 2003 between Option One Loan Warehouse Corporation and Option One Mortgage Corporation, filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.

10.36	Amended and Restated Sales and Servicing Agreement dated November 12, 2004 among Option One Owner Trust 2003-5, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.

10.37	Note Purchase Agreement dated November 14, 2003 between Option One Owner Trust 2003-5, Option One Loan Warehouse Corporation and Citigroup Global Markets Realty Corp., filed as Exhibit 10.5 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.

10.38	Amendment Number One to the Note Purchase Agreement, dated November 14, 2004, among Option One Owner Trust 2003-5, Option One Loan Warehouse Corporation and Citigroup Global Markets Realty Corp., filed as Exhibit 10.6 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.

10.39	Indenture dated as of November 1, 2003 between Option One Owner Trust 2003-5 and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.7 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.

10.40	Second Amended and Restated Sale and Servicing Agreement dated as of March 8, 2005 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.40 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.41	Amended and Restated Note Purchase Agreement dated as of November 24, 2003, among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation and Bank of America, N.A., filed as Exhibit 10.11 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.

10.42	Amendment Number One to the Amended and Restated Note Purchase Agreement, dated as of December 17, 2004, among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation and Bank of America, N.A., filed as Exhibit 10.12 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.

10.43	Amendment Number Two to the Amended and Restated Note Purchase Agreement, dated as of February 15, 2005, among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation and Bank of America, N.A., filed as Exhibit 10.13 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.

10.44	Amended and Restated Indenture dated as of November 25, 2003 between Option One Owner Trust 2001-2 and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.14 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.

10.45	Letter Agreement dated as of April 1, 2000 among Option One Mortgage Corporation and Bank of America N.A., filed as Exhibit 10.15 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated by reference.

10.46	Amended and Restated Note Purchase Agreement dated as of March 18, 2005 among Option One Owner Trust 2002-3, UBS Real Estate Securities Inc. and Option One Mortgage Corporation, filed as Exhibit 10.46 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.47	Amended and Restated Sale and Servicing Agreement dated as of March 18, 2005, among Option One Owner Trust 2002-3, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A. , filed as Exhibit 10.47 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.48	Second Amended and Restated Sale and Servicing Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1A, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A. , filed as Exhibit 10.48 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.49	Indenture dated as of April 1, 2001 between Option One Owner Trust 2001-1A and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.49 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.50	Amendment Number Four, dated April 16, 2004, to Indenture between Option One Owner Trust 2001-1A and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003, filed as Exhibit 10.50 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.51	Amendment Number Five, dated April 30, 2004, to Indenture between Option One Owner Trust 2001-1A and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003, filed as Exhibit 10.51 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.52	Amendment Number Six, dated April 29, 2005, to Indenture between Option One Owner Trust 2001-1A and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003, filed as Exhibit 10.52 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.53	Amended and Restated Note Purchase Agreement dated as of April 16, 2004, among Option One Owner Trust 2001-1A, Option One Loan Warehouse Corporation and Greenwich Capital Financial Products, Inc. , filed as Exhibit 10.53 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.54	Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1A, Greenwich Capital Financial Products, Inc. and Option One Loan Warehouse Corporation, filed as Exhibit 10.54 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.55	Second Amended and Restated Sale and Servicing Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1B, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.55 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.56	Indenture dated as of April 1, 2001 between Option One Owner Trust 2001-1B and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.56 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.57	Amendment Number Five, dated April 16, 2004, to Indenture between Option One Owner Trust 2001-1B and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003, filed as Exhibit 10.57 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.58	Amendment Number Six, dated April 30, 2004, to Indenture between Option One Owner Trust 2001-1B and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003, filed as Exhibit 10.58 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.59	Amendment Number Six, dated April 29, 2005, to Indenture between Option One Owner Trust 2001-1B and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003, filed as Exhibit 10.59 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.60	Amended and Restated Note Purchase Agreement dated as of April 16, 2004, among Option One Owner Trust 2001-1B, Option One Loan Warehouse Corporation and Steamboat Funding Corporation, filed as Exhibit 10.60 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.61	Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1B, Steamboat Funding Corporation and Option One Loan Warehouse Corporation, filed as Exhibit 10.61 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.62	Sale and Servicing Agreement dated as of August 8, 2003 among Option One Owner Trust 2003-4, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.62 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.63	Amendment No. 1 to Sale and Servicing Agreement dated as of August 6, 2004 among Option One Owner Trust 2003-4, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.63 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.64	Amendment No. 2 to Sale and Servicing Agreement dated as of August 24, 2004 among Option One Owner Trust 2003-4, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.64 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.65	Indenture dated as of August 8, 2003 between Option One Owner Trust 2003-4 and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.65 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.66	Note Purchase Agreement dated as of August 8, 2003 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA, filed as Exhibit 10.66 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.67	Amendment No. 1 to Note Purchase Agreement dated as of August 6, 2004 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA, filed as Exhibit 10.67 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.68	Amendment No. 2 to Note Purchase Agreement dated as of August 24, 2004 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA, filed as Exhibit 10.68 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.69	Amendment No. 3 to Note Purchase Agreement dated as of October 29, 2004 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA, filed as Exhibit 10.69 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.70	Amendment No. 4 to Note Purchase Agreement dated as of November 30, 2004 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA, filed as Exhibit 10.70 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.71	Amendment No. 5 to Note Purchase Agreement dated January 31, 2005, among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and Bank One, NA, filed as Exhibit 10.71 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

12	Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2005.

21	Subsidiaries of the Company, filed as Exhibit 21 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements.

**	Confidential Information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.