Form 10-Q/A
period 2005-07-31
H&R BLOCK INC
filed 2006-03-31
CIK 12659

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q/A
Amendment No. 1
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________
Commission file number 1-6089

H&R BLOCK
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
Large accelerated filer Yes ☑      Accelerated filer Yes ☐       Non-accelerated filer No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on August 31, 2005 was 324,650,475 shares.

H&R BLOCK
Form 10-Q/A for the Period Ended July 31, 2005
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to the company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005, initially filed with the Securities and Exchange Commission on September 8, 2005, is being filed to reflect restatements of our consolidated balance sheets at July 31, 2005 and April 30, 2005, consolidated statements of income and comprehensive income for the three months ended July 31, 2005 and 2004, and of cash flows for the three months ended July 31, 2005 and 2004, and the notes related thereto. See detail discussion of the restatements in Item 1, note 2 to the condensed consolidated financial statements.
     On February 22, 2006, the Company’s management and the Audit Committee of the Board of Directors concluded to restate previously issued consolidated financial statements for the fiscal quarters ended October 31, 2005 and July 31, 2005, the fiscal years ended April 30, 2005 and 2004 and the related fiscal quarters. The Company arrived at this conclusion during the course of its closing process for the quarter ended January 31, 2006.
     The restatement pertains primarily to errors in determining the Company’s state effective income tax rate, including errors in identifying changes in state apportionment, expiring state net operating losses and related factors.

H&R BLOCK
CONDENSED CONSOLIDATED BALANCE SHEETS

	(in 000s, except share amounts)
	Restated	Restated
	July 31, 2005	April 30, 2005
	(Unaudited)
ASSETS

Cash and cash equivalents	$632,801	$1,100,213
Cash and cash equivalents – restricted	416,981	516,909
Marketable securities – trading	77,085	11,790
Receivables from customers, brokers, dealers and clearing organizations, net	585,214	590,226
Receivables, less allowance for doubtful accounts of $46,752 and $38,879	404,501	418,788
Prepaid expenses and other current assets	473,831	432,708

Total current assets	2,590,413	3,070,634
Residual interests in securitizations – available-for-sale	193,207	205,936
Beneficial interest in Trusts – trading	185,539	215,367
Mortgage servicing rights	188,708	166,614
Property and equipment, at cost less accumulated depreciation and amortization of $677,989 and $658,425	328,684	330,150
Intangible assets, net	232,242	247,092
Goodwill, net	1,018,632	1,015,947
Other assets	278,529	286,316

Total assets	$5,015,954	$5,538,056

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Current portion of long-term debt	$25,854	$25,545
Accounts payable to customers, brokers and dealers	871,715	950,684
Accounts payable, accrued expenses and other current liabilities	497,215	564,749
Accrued salaries, wages and payroll taxes	161,661	318,644
Accrued income taxes	372,114	375,174

Total current liabilities	1,928,559	2,234,796

Long-term debt	923,145	923,073
Other noncurrent liabilites	368,028	430,919

Total liabilities	3,219,732	3,588,788

Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, 435,890,796 shares issued at July 31, 2005 and April 30, 2005	4,359	4,359
Additional paid-in capital	601,348	598,388
Accumulated other comprehensive income	63,731	68,718
Retained earnings	3,097,151	3,161,682
Less cost of 106,780,588 and 104,649,850 shares of common stock in treasury	(1,970,367)	(1,883,879)

Total stockholders’ equity	1,796,222	1,949,268

Total liabilities and stockholders’ equity	$5,015,954	$5,538,056

See Notes to Condensed Consolidated Financial Statements

H&R BLOCK
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	(Unaudited, amounts in 000s,
	except per share amounts)
	Restated	Restated
Three months ended July 31,	2005	2004

Revenues:
Service revenues	$315,128	$248,588
Other revenues:
Gains on sales of mortgage assets, net	236,431	183,360
Interest income	49,253	39,720
Product and other revenues	14,181	14,883

	614,993	486,551

Operating expenses:
Cost of services	343,218	290,975
Cost of other revenues	123,357	78,395
Selling, general and administrative	189,252	160,196

	655,827	529,566

Operating loss	(40,834)	(43,015)
Interest expense	12,435	17,793
Other income, net	7,400	2,008

Loss before taxes	(45,869)	(58,800)
Income tax benefit	(17,875)	(22,846)

Net loss	$(27,994)	$(35,954)

Basic and diluted loss per share	$(0.08)	$(0.11)

Basic and diluted shares	330,714	337,270

Dividends per share	$0.11	$0.10

Comprehensive income (loss):
Net loss	$(27,994)	$(35,954)
Change in unrealized gain on available-for-sale securities, net	(5,811)	21,470
Change in foreign currency translation adjustments	824	(330)

Comprehensive income (loss)	$(32,981)	$(14,814)

See Notes to Condensed Consolidated Financial Statements

H&R BLOCK
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited, amounts in 000s)
	Restated	Restated
Three months ended July 31,	2005	2004

Cash flows from operating activities:
Net loss	$(27,994)	$(35,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,085	38,908
Accretion of residual interests in securitizations	(30,777)	(28,677)
Impairments of residual interests in securitizations	12,415	2,609
Additions to trading securities – residual interests in securitizations	(101,002)	—
Proceeds from net interest margin transactions, net	40,371	—
Additions to mortgage servicing rights	(49,306)	(28,493)
Amortization and impairment of mortgage servicing rights	27,212	18,334
Net change in beneficial interest in Trusts	29,828	(1,433)
Other, net of acquisitions	(255,347)	(480,626)

Net cash used in operating activities	(310,515)	(515,332)

Cash flows from investing activities:
Cash received from residual interests in securitizations	24,031	38,826
Purchases of property and equipment, net	(30,330)	(22,714)
Payments made for business acquisitions, net of cash acquired	(3,452)	(806)
Other, net	7,935	8,300

Net cash provided by (used in) investing activities	(1,816)	23,606

Cash flows from financing activities:
Repayments of commercial paper	—	(314,836)
Proceeds from issuance of commercial paper	—	419,700
Dividends paid	(36,537)	(33,636)
Acquisition of treasury shares	(131,642)	(347,395)
Proceeds from issuance of common stock	32,318	12,375
Other, net	(19,220)	(127)

Net cash used in financing activities	(155,081)	(263,919)

Net decrease in cash and cash equivalents	(467,412)	(755,645)
Cash and cash equivalents at beginning of the period	1,100,213	1,072,745

Cash and cash equivalents at end of the period	$632,801	$317,100

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	Basis of Presentation

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
2.	Restatements of Previously Issued Financial Statements

(A) On February 22, 2006, management and the Audit Committee of the Board of Directors concluded to restate previously issued consolidated financial statements for the fiscal quarters ended October 31, 2005 and July 31, 2005, the fiscal years ended April 30, 2005 and 2004 and the related fiscal quarters. We arrived at this conclusion during the course of our closing process for the quarter ended January 31, 2006. This restatement pertains primarily to errors in determining the Company’s state effective income tax rate, including errors in identifying changes in state apportionment, expiring state net operating losses and related factors. These errors resulted in an understatement of income tax benefit (net of federal income tax benefit) of $0.3 million and $0.8 million for the three months ended July 31, 2005 and 2004, respectively, an overstatement of deferred income tax assets of $1.2 million as of July 31, 2005 and April 30, 2005, and an understatement of accrued income taxes of $25.5 million and $25.9 million as of July 31, 2005 and April 30, 2005, respectively. The effect of the above adjustments on the condensed consolidated financial statements is set forth in “2C” below.

(B) On June 7, 2005, management and the Audit Committee of the Board of Directors determined that restatement of our previously issued consolidated financial statements, including financial statements for the three months ended July 31, 2004 was appropriate as a result of the errors noted below. All amounts listed are pretax, unless otherwise noted.
▪	An error in calculating the gain on sale of residual interests in fiscal year 2003. This error was corrected by deferring a portion of the gain on sale of residual interests as of the transaction date in fiscal year 2003 and recognizing revenue from the sale as interest income from accretion of residual interests in subsequent periods. Interest income from accretion increased $3.0 million for the three months ended July 31, 2004. This correction also decreased impairments of residual interests $0.8 million and increased comprehensive income $2.4 million for the three months ended July 31, 2004.

▪	An error in the calculation of an incentive compensation accrual at our Mortgage Services segment as of April 30, 2004. This error resulted in an overstatement of compensation expense for the three months ended July 31, 2004 of $12.1 million.

▪	An error in accounting for leased properties related to rent holidays and mandatory rent escalation in our Tax Services, Mortgage Services and Investment Services segments. Rent expense was understated for the three months ended July 31, 2004 by $0.2 million.

▪	An error from the capitalization of certain branch office costs at our Investment Services segment, which should have been expensed as incurred. This error resulted in an understatement of occupancy expenses and an overstatement of depreciation expense and capital expenditures, resulting in a net understatement of operating expenses of $0.1 million for the three months ended July 31, 2004.

▪	Errors related to accounting for acquisitions at our Business Services and Investment Services segments, the largest of which was the acquisition of OLDE in fiscal year 2000. Amortization of customer relationships was understated by $1.8 million and the provision for income taxes was overstated by approximately $3.7 million for the three months ended July 31, 2004.

The effect of the above adjustments on the condensed consolidated financial statements is set forth in “2C” below.
(C) Notes 4, 5, 7, 11, and 13 have been restated to reflect the above described adjustments.
     The following is a summary of the impact of the restatement described in “2A” above on our condensed consolidated balance sheet as of July 31, 2005:

	(in 000s, except per share amounts)
	As Previously
	Reported (1)	Adjustments (2)	Restated

Other assets	$279,756	$(1,227)	$278,529
Total assets	5,017,181	(1,227)	5,015,954
Accrued income taxes	346,568	25,546	372,114
Total current liabilities	1,903,013	25,546	1,928,559
Total liabilities	3,194,186	25,546	3,219,732
Retained earnings	3,123,924	(26,773)	3,097,151
Total stockholders’ equity	1,822,995	(26,773)	1,796,222
Total liabilities and stockholders’ equity	5,017,181	(1,227)	5,015,954

(1)	As reported in our Form 10-Q filed on September 8, 2005 for the three months ended July 31, 2005.

(2)	Adjusted to reflect the restatement described in “2A” above.
     The following is a summary of the impact of the restatement described in “2A” above on our condensed consolidated statement of income and comprehensive income for the three months ended July 31, 2005:

	As Previously
	Reported (1)	Adjustments (2)	Restated

Income tax benefit	$(17,545)	$(330)	$(17,875)
Net loss	(28,324)	330	(27,994)
Basic and diluted loss per share	$(0.09)	$0.01	$(0.08)
Comprehensive income (loss)	$(33,311)	$330	$(32,981)

(1)	As reported in our Form 10-Q filed on September 8, 2005 for the three months ended July 31, 2005.

(2)	Adjusted to reflect the restatement described in “2A” above.

     The following is a summary of the impact of the restatements on our condensed consolidated statement of income and comprehensive income for the three months ended July 31, 2004:

	As Previously		As Previously
	Reported (1)	Adjustments (2)	Restated (3)	Adjustments (4)	Restated

Gain on sale of mortgage assets, net	$182,534	$826	$183,360	$—	$183,360
Interest income	36,706	3,014	39,720	—	39,720
Total revenues	482,711	3,840	486,551	—	486,551
Total operating expenses	539,490	(9,924)	529,566	—	529,566
Operating loss	(56,779)	13,764	(43,015)	—	(43,015)
Loss before taxes	(72,564)	13,764	(58,800)	—	(58,800)
Income tax benefit	(28,481)	6,423	(22,058)	(788)	(22,846)
Net loss	(44,083)	7,341	(36,742)	788	(35,954)
Basic and diluted loss per share	$(.13)	$0.02	$(.11)	$—	$(.11)
Change in unrealized gain on marketable securities, net	$23,843	$(2,373)	$21,470	$—	$21,470
Comprehensive income (loss)	(20,570)	4,968	(15,602)	788	(14,814)

(1)	As reported in our Form 10-Q filed on September 8, 2004 for the three months ended July 31, 2004. Amounts have been reclassified to conform to current year presentation. See discussion of reclassifications in note 1.

(2)	Adjusted to reflect the restatement described in “2B” above, as derived from the Company’s Form 10-K/A filed on August 5, 2005 for the fiscal year ended April 30, 2005.

(3)	As reported in our Form 10-Q filed on September 8, 2005 for the three months ended July 31, 2005.

(4)	Adjusted to reflect the restatement described in “2A” above.
     The following is a summary of the impact of the restatement described in “2A” above on our condensed consolidated statement of cash flows for the three months ended July 31, 2005:

	As Previously
	Reported (1)	Adjustments (2)	Restated

Net loss	$(28,324)	$330	$(27,994)
Other, net of acquisitions	(255,017)	(330)	(255,347)

(1)	As reported in our Form 10-Q filed on September 8, 2005 for the three months ended July 31, 2005.

(2)	Adjusted to reflect the restatement described in “2A” above.
     The following is a summary of the impact of the restatements on our condensed consolidated statement of cash flows for the three months ended July 31, 2004:

	(in 000s)
	As Previously		As Previously
Three months ended July 31, 2004	Reported (1)	Adjustments (2)	Restated (3)	Adjustments (4)	Restated

Net loss	$(44,083)	$7,341	$(36,742)	$788	$(35,954)
Depreciation and amortization	37,137	1,771	38,908	—	38,908
Accretion of residual interests in securitizations	(25,663)	(3,014)	(28,677)	—	(28,677)
Impairment of residual interests in securitizations	3,435	(826)	2,609	—	2,609
Other, net of acquisitions	(474,367)	(5,471)	(479,838)	(788)	(480,626)
Net cash provided by operating activities	(515,133)	(199)	(515,332)	—	(515,332)
Purchases of property and equipment, net	(22,913)	199	(22,714)	—	(22,714)
Net cash provided by (used in) investing activities	23,407	199	23,606	—	23,606

(1)	As reported in our Form 10-Q filed on September 8, 2004 for the three months ended July 31, 2004. Amounts have been reclassified to conform to current year presentation. See discussion of reclassifications in note 1.

(2)	Adjusted to reflect the restatement described in “2B” above, as derived from the Company’s Form 10-K/A filed on August 5, 2005 for the fiscal year ended April 30, 2005.

(3)	As reported in our Form 10-Q filed on September 8, 2005 for the three months ended July 31, 2005.

(4)	Adjusted to reflect the restatement described in “2A” above.
     The restatements had no impact on our cash flows from financing activities as previously reported.

3.	Earnings (Loss) Per Share

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
     The key weighted average assumptions we used to estimate the cash flows and values of the residual interests and MSRs at July 31, 2005 and April 30, 2005 are as follows:

	July 31, 2005	April 30, 2005

Estimated credit losses – residual interests	2.98%	3.03%
Discount rate – residual interests	19.31%	21.01%
Discount rate – MSRs	15.00%	12.80%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at valuation date
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
     At July 31, 2005, the sensitivities of the current fair value of the residual interests and MSRs to 10% and 20% adverse changes in the above key assumptions are as follows:

(dollars in 000s)
	Residential Mortgage Loans
	NIM	Beneficial Interest	Trading	Servicing
	Residuals	in Trusts	Residual	Asset

Carrying amount/fair value	$193,207	$185,539	$57,982	$188,708
Weighted average remaining life (in years)	1.3	2.3	2.0	1.2

Prepayments (including defaults):
Adverse 10% – $ impact on fair value	$458	$(9,933)	$(2,407)	$(26,926)
Adverse 20% – $ impact on fair value	13,807	(15,078)	2,540	(44,709)

Credit losses:
Adverse 10% – $ impact on fair value	$(36,108)	$(7,360)	$(1,743)	Not applicable
Adverse 20% – $ impact on fair value	(64,062)	(14,540)	(3,435)	Not applicable

Discount rate:
Adverse 10% – $ impact on fair value	$(4,490)	$(4,629)	$(1,473)	$(2,634)
Adverse 20% – $ impact on fair value	(8,734)	(9,059)	(2,870)	(5,205)

Variable interest rates (LIBOR forward curve):
Adverse 10% – $ impact on fair value	$(11,240)	$(40,538)	$(2,211)	Not applicable
Adverse 20% – $ impact on fair value	(23,873)	(81,169)	(4,962)	Not applicable

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
     Intangible assets consist of the following:

(in 000s)
		July 31, 2005			April 30, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$23,717	$(8,027)	$15,690	$23,717	$(7,207)	$16,510
Noncompete agreements	17,677	(13,074)	4,603	17,677	(11,608)	6,069
Business Services:
Customer relationships	130,707	(71,179)	59,528	130,585	(68,433)	62,152
Noncompete agreements	27,633	(11,876)	15,757	27,796	(11,274)	16,522
Trade name – amortizing	1,450	(1,013)	437	1,450	(995)	455
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769
Investment Services:
Customer relationships	293,000	(207,542)	85,458	293,000	(198,385)	94,615

Total intangible assets	$549,821	$(317,579)	$232,242	$549,862	$(302,770)	$247,092

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

(in 000s, except per share amounts)
	Restated	Restated
Three months ended July 31,	2005	2004

Net loss as reported	$(27,994)	$(35,954)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	5,765	3,100
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(8,309)	(5,781)

Pro forma net loss	$(30,538)	$(38,635)

Basic and diluted loss per share:
As reported	$(0.08)	$(0.11)
Pro forma	(0.09)	(0.11)

8.	Supplemental Cash Flow Information

During the three months ended July 31, 2005, we paid $35.3 million and $13.8 million for income taxes and interest, respectively. During the three months ended July 31, 2004, we paid $183.4 million and $12.5 million for income taxes and interest, respectively.
     The following transactions were treated as non-cash investing activities in the condensed consolidated statement of cash flows:

(in 000s)
Three months ended July 31,	2005	2004

Residual interest mark-to-market	$12,942	$53,473
Additions to residual interests	2,109	—

5.	Commitments and Contingencies

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
     As discussed in our Form 8-K dated May 9, 2005, we initially recorded litigation reserves of approximately $38.0 million, after taxes, in connection with a proposed settlement of Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al., (formerly Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., Block Financial Corporation, et al.). In negotiating the proposed settlement and in determining the amount of consideration we were willing to pay under the proposed settlement, we ascribed significant value to the expanded class of plaintiffs to be covered by the proposed settlement and settlement terms that reduced the likelihood of future claims being made against us regarding our RAL programs. As a result of the May 26, 2005 court ruling to deny the settlement offer, we reversed our legal reserves to amounts representing our assessment of our probable loss.
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

Exposure Drafts – Amendments of SFAS 140

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

Condensed Consolidating Income Statements	(in 000s)
Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2005 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$460,640	$157,665	$(3,312)	$614,993

Cost of service revenues	—	109,353	233,776	89	343,218
Cost of other revenues	—	120,900	2,457	—	123,357
Selling, general and administrative	—	91,188	101,465	(3,401)	189,252

Total expenses	—	321,441	337,698	(3,312)	655,827

Operating income (loss)	—	139,199	(180,033)	—	(40,834)
Interest expense	—	11,810	625	—	12,435
Other income, net	(45,869)	—	7,400	45,869	7,400

Income (loss) before taxes	(45,869)	127,389	(173,258)	45,869	(45,869)
Income taxes (benefit)	(17,875)	49,682	(67,557)	17,875	(17,875)

Net income (loss)	$(27,994)	$77,707	$(105,701)	$27,994	$(27,994)

Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2004 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$328,603	$161,215	$(3,267)	$486,551

Cost of services	—	93,265	197,664	46	290,975
Cost of other revenues	—	76,981	1,414	—	78,395
Selling, general and administrative	—	72,188	91,321	(3,313)	160,196

Total expenses	—	242,434	290,399	(3,267)	529,566

Operating income (loss)	—	86,169	(129,184)	—	(43,015)
Interest expense	—	16,802	991	—	17,793
Other income, net	(58,800)	—	2,008	58,800	2,008

Income (loss) before taxes	(58,800)	69,367	(128,167)	58,800	(58,800)
Income taxes (benefit)	(22,846)	27,088	(49,934)	22,846	(22,846)

Net income (loss)	$(35,954)	$42,279	$(78,233)	$35,954	$(35,954)

Condensed Consolidating Balance Sheets	(in 000s)
	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2005 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$148,287	$484,514	$—	$632,801
Cash & cash equivalents – restricted	—	403,171	13,810	—	416,981
Receivables from customers, brokers and dealers, net	—	585,214	—	—	585,214
Receivables, net	176	248,677	155,648	—	404,501
Intangible assets and goodwill, net	—	414,838	836,036	—	1,250,874
Investments in subsidiaries	4,814,169	215	506	(4,814,169)	721
Other assets	—	1,458,040	266,660	162	1,724,862

Total assets	$4,814,345	$3,258,442	$1,757,174	$(4,814,007)	$5,015,954

Accts. payable to customers, brokers and dealers	$—	$871,715	$—	$—	$871,715
Long-term debt	—	896,799	26,346	—	923,145
Other liabilities	2	525,312	899,558	—	1,424,872
Net intercompany advances	3,018,121	(639,321)	(2,378,714)	(86)	—
Stockholders’ equity	1,796,222	1,603,937	3,209,984	(4,813,921)	1,796,222

Total liabilities and stockholders’ equity	$4,814,345	$3,258,442	$1,757,174	$(4,814,007)	$5,015,954

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2005 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$162,983	$937,230	$—	$1,100,213
Cash & cash equivalents – restricted	—	488,761	28,148	—	516,909
Receivables from customers, brokers and dealers, net	—	590,226	—	—	590,226
Receivables, net	101	199,990	218,697	—	418,788
Intangible assets and goodwill, net	—	421,036	842,003	—	1,263,039
Investments in subsidiaries	4,851,680	210	449	(4,851,680)	659
Other assets	—	1,407,082	241,532	(392)	1,648,222

Total assets	$4,851,781	$3,270,288	$2,268,059	$(4,852,072)	$5,538,056

Accts. payable to customers, brokers and dealers	$—	$950,684	$—	$—	$950,684
Long-term debt	—	896,591	26,482	—	923,073
Other liabilities	2	532,562	1,182,459	8	1,715,031
Net intercompany advances	2,902,511	(641,611)	(2,262,818)	1,918	—
Stockholders’ equity	1,949,268	1,532,062	3,321,936	(4,853,998)	1,949,268

Total liabilities and stockholders’ equity	$4,851,781	$3,270,288	$2,268,059	$(4,852,072)	$5,538,056

Condensed Consolidating Statements of Cash Flows	(in 000s)
Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2005 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$15,721	$(51,974)	$(274,262)	$—	$(310,515)

Cash flows from investing:
Cash received on residuals	—	24,031	—	—	24,031
Purchase property & equipment	—	(9,255)	(21,075)	—	(30,330)
Payments for business acquisitions	—	(2,994)	(458)	—	(3,452)
Net intercompany advances	120,140	—	—	(120,140)	—
Other, net	—	330	7,605	—	7,935

Net cash provided by (used in) investing activities	120,140	12,112	(13,928)	(120,140)	(1,816)

Cash flows from financing:
Dividends paid	(36,537)	—	—	—	(36,537)
Acquisition of treasury shares	(131,642)	—	—	—	(131,642)
Proceeds from common stock	32,318	—	—	—	32,318
Net intercompany advances	—	14,587	(134,727)	120,140	—
Other, net	—	10,579	(29,799)	—	(19,220)

Net cash provided by (used in) financing activities	(135,861)	25,166	(164,526)	120,140	(155,081)

Net decrease in cash	—	(14,696)	(452,716)	—	(467,412)
Cash – beginning of period	—	162,983	937,230	—	1,100,213

Cash – end of period	$—	$148,287	$484,514	$—	$632,801

Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2004 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash used in operating activities:	$(8,544)	$(57,739)	$(449,049)	$—	$(515,332)

Cash flows from investing:
Cash received on residuals	—	38,826	—	—	38,826
Purchase property & equipment	—	(6,630)	(16,084)	—	(22,714)
Net intercompany advances	377,200	—	—	(377,200)	—
Other, net	—	1,273	6,221	—	7,494

Net cash provided by (used in) investing activities	377,200	33,469	(9,863)	(377,200)	23,606

Cash flows from financing:
Repayments of commercial paper	—	(314,836)	—	—	(314,836)
Proceeds from commercial paper	—	419,700	—	—	419,700
Dividends paid	(33,636)	—	—	—	(33,636)
Acquisition of treasury shares	(347,395)	—	—	—	(347,395)
Proceeds from common stock	12,375	—	—	—	12,375
Net intercompany advances	—	(24,361)	(352,839)	377,200	—
Other, net	—	—	(127)	—	(127)

Net cash provided by (used in) financing activities	(368,656)	80,503	(352,966)	377,200	(263,919)

Net increase (decrease) in cash	—	56,233	(811,878)	—	(755,645)
Cash – beginning of period	—	133,188	939,557	—	1,072,745

Cash – end of period	$—	$189,421	$127,679	$—	$317,100

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatements of previously issued financial statements, as discussed in note 2 to our condensed consolidated financial statements. The analysis that follows should be read in conjunction with the tables below and the condensed consolidated income statements found on page 2.

Consolidated H&R Block, Inc. – Operating Results	(in 000s, except per share amounts)

	Restated	Restated
Three months ended July 31,	2005	2004

Revenues:
Tax Services	$57,191	$50,447
Mortgage Services	360,438	271,973
Business Services	126,846	109,102
Investment Services	67,983	53,581
Corporate	2,535	1,448

	$614,993	$486,551

Pretax income (loss):
Tax Services	$(144,506)	$(112,646)
Mortgage Services	134,468	109,025
Business Services	(6,765)	(10,045)
Investment Services	(7,552)	(20,343)
Corporate	(21,514)	(24,791)

	(45,869)	(58,800)
Income tax benefit	(17,875)	(22,846)

Net loss	$(27,994)	$(35,954)

Basic and diluted loss per share	$(0.08)	$(0.11)

OVERVIEW
A summary of our results compared to the prior year is as follows:
▪	Diluted loss per share for the three months ended July 31, 2005 was $0.08 compared to $0.11 in the prior year.

▪	Tax Services’ pretax loss totaled $144.5 million compared to $112.6 million in the prior year. The higher losses were primarily due to off-season costs related to offices added during fiscal year 2005, costs incurred for new offices to be opened in the coming tax season and costs associated with Small Business Resources (SBR).

▪	Mortgage Services’ revenues and pretax income increased $88.5 million and $25.4 million, respectively, compared to the prior year. These increases are due to a 59.7% increase in origination volumes, partially offset by a decline in our gross margin.

▪	Business Services’ revenues increased $17.7 million for the three months ended July 31, 2005, primarily due to a higher number of chargeable hours and a higher billed rate per hour in our accounting, tax and consulting business. The pretax loss improved $3.3 million for the current quarter primarily due to revenue growth.

▪	Investment Services’ pretax loss for the three months ended July 31, 2005 was $7.6 million, compared to $20.3 million and $14.5 million in the prior year and preceding quarter, respectively. This improvement is primarily due to our actions implemented during the fourth quarter of fiscal year 2005 to reduce costs and enhance advisor performance.
TAX SERVICES
This segment primarily consists of our income tax preparation businesses — retail, online and software.

Tax Services — Operating Results	(in 000s)

		Restated
Three months ended July 31,	2005	2004

Service revenues:
Tax preparation and related fees	$23,637	$19,044
Online tax services	633	700
Other services	28,334	24,337

	52,604	44,081
Royalties	2,396	1,612
Software sales	1,193	1,383
RAL participation fees	271	164
Other	727	3,207

Total revenues	57,191	50,447

Cost of services:
Compensation and benefits	40,897	30,684
Occupancy	59,313	50,328
Depreciation	10,169	8,978
Other	37,192	31,228

	147,571	121,218
Cost of software sales	2,885	3,167
Selling, general and administrative	51,241	38,708

Total expenses	201,697	163,093

Pretax loss	$(144,506)	$(112,646)

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

Mortgage Services — Operating Statistics	(dollars in 000s)

		Restated
Three months ended	July 31, 2005	July 31, 2004	April 30, 2005

Volume of loans originated:
Wholesale (non-prime)	$9,537,227	$5,981,104	$8,090,274
Retail: Non-prime	950,806	620,126	807,269
Prime	399,596	215,287	380,946

	$10,887,629	$6,816,517	$9,278,489

Loan characteristics:
Weighted average FICO score (1)	623	609	618
Weighted average interest rate for borrowers (1)	7.52%	7.21%	7.45%
Weighted average loan-to-value (1)	81.1%	78.0%	79.6%

Origination margin (% of origination volume): (2)
Loan sale premium	2.33%	3.18%	2.64%
Residual cash flows from beneficial interest in Trusts	0.47%	0.65%	0.55%
Gain on derivative instruments	0.24%	0.01%	0.19%
Loan sale repurchase reserves	(0.15%)	(0.17%)	(0.08%)
Retained mortgage servicing rights	0.45%	0.42%	0.46%

	3.34%	4.09%	3.76%
Cost of acquisition	(0.48%)	(0.61%)	(0.51%)
Direct origination expenses	(0.57%)	(0.75%)	(0.60%)

Net gain on sale — gross margin (3)	2.29%	2.73%	2.65%
Other revenues	—%	0.01%	0.03%
Other cost of origination	(1.37%)	(1.47%)	(1.54%)

Net margin	0.92%	1.27%	1.14%

Total cost of origination	1.94%	2.22%	2.14%
Total cost of origination and acquisition	2.42%	2.83%	2.65%

Loan delivery:
Loan sales	$10,843,006	$6,744,056	$9,322,150
Execution price (4)	2.50%	4.12%	2.48%

(1)	Represents non-prime production.

(2)	See “Reconciliation of Non-GAAP Financial Information” on page 32.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

(4)	Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Mortgage Services — Operating Results	(in 000s)

		Restated
Three months ended	July 31, 2005	July 31, 2004	April 30, 2005

Components of gains on sales:
Gain on mortgage loans	$222,760	$185,293	$227,633
Gain on derivatives	26,086	676	18,027
Gain on sales of residual interests	—	—	15,396
Impairment of residual interests	(12,415)	(2,609)	(5,068)

	236,431	183,360	255,988

Interest income:
Accretion — residual interests	30,777	28,677	41,363
Other interest income	2,768	1,440	3,902

	33,545	30,117	45,265

Loan servicing revenue	90,269	58,166	79,366
Other	193	330	222

Total revenues	360,438	271,973	380,841

Cost of services	64,392	49,861	61,590
Cost of other revenues:
Compensation and benefits	80,283	45,906	74,777
Occupancy	12,629	8,009	10,868
Other	22,878	18,280	20,729

	115,790	72,195	106,374
Selling, general and administrative	45,788	40,892	49,764

Total expenses	225,970	162,948	217,728

Pretax income	$134,468	$109,025	$163,113

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

Investment Services — Operating Statistics

Three months ended	July 31, 2005	July 31, 2004	April 30, 2005

Customer trades (1)	226,378	205,948	241,327
Customer daily average trades	3,593	3,269	3,892
Average revenue per trade (2)	$126.71	$119.71	$127.73
Customer accounts: (3)
Traditional brokerage	431,046	454,147	431,749
Express IRAs	379,432	337,583	380,539

	810,478	791,730	812,288

Ending balance of assets under administration (billions)	$30.0	$26.6	$27.8
Average assets per traditional brokerage account	$68,870	$58,132	$63,755
Average margin balances (millions)	$573	$598	$603
Average customer payable balances (millions)	$841	$1,012	$936
Number of advisors	985	997	1,010

Included in the numbers above are the following relating to fee-based accounts:
Customer household accounts	7,985	7,688	7,668
Average revenue per account	$2,235	$1,848	$2,841
Ending balance of assets under administration (millions)	$2,126	$1,547	$1,975
Average assets per active account	$266,222	$201,198	$260,238

(1)	Includes only trades on which revenues are earned (“revenue trades”). Revenues are earned on both transactional and annuitized trades.

(2)	Calculated as total trade revenues divided by revenue trades.

(3)	Includes only accounts with a positive balance.

Investment Services — Operating Results	(in 000s)

		Restated
Three months ended	July 31, 2005	July 31, 2004	April 30, 2005

Service revenue:
Transactional revenue	$22,835	$19,952	$23,922
Annuitized revenue	22,271	18,533	23,272

Production revenue	45,106	38,485	47,194
Other service revenue	8,207	6,262	9,417

	53,313	44,747	56,611

Margin interest revenue	14,093	8,760	12,925
Less: interest expense	(1,254)	(299)	(1,184)

Net interest revenue	12,839	8,461	11,741

Other	577	74	262

Total revenues (1)	66,729	53,282	68,614

Cost of services:
Compensation and benefits	30,535	28,848	31,644
Occupancy	5,165	5,789	5,668
Depreciation	1,034	1,064	1,015
Other	3,901	3,755	3,655

	40,635	39,456	41,982
Selling, general and administrative	33,646	34,169	41,120

Total expenses	74,281	73,625	83,102

Pretax loss	$(7,552)	$(20,343)	$(14,488)

(1)	Total revenues, less interest expense.
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

(in 000s)

	Tax	Mortgage	Business	Investment		Consolidated
	Services	Services	Services	Services	Corporate	H&R Block

Cash provided by (used in):
Operations	$(224,218)	$(43,189)	$21,995	$(11,274)	$(53,829)	$(310,515)
Investing	(5,573)	16,006	(7,821)	3,410	(7,838)	(1,816)
Financing	(26,486)	—	(2,497)	10,579	(136,677)	(155,081)
Net intercompany	250,383	48,749	(11,263)	1,386	(289,255)	—

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
     Tax Services. Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in the fourth quarter. Tax Services used $224.2 million in its current three-month operations to cover off-season costs and working capital requirements. This segment also used $26.5 million in financing activities, primarily related to book overdrafts.
     Mortgage Services. This segment primarily generates cash as a result of the sale and securitization of mortgage loans and residual interests, and as its residual interests begin to cash flow. Mortgage Services used $43.2 million in cash from operating activities primarily due to $58.0 million in trading residuals held at July 31, 2005 that had not yet been securitized in a NIM transaction. Cash flows from investing activities consist of $24.0 million in cash receipts on residual interests, partially offset by $8.3 million in capital expenditures.
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
     Business Services. Business Services funding requirements are largely related to receivables for completed work and “work in process.” We provide funding sufficient to cover their working capital needs. This segment provided $22.0 million in operating cash flows during the first three months of the year. Business Services used $7.8 million in investing activities related to acquisitions and capital expenditures.
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
     In August 2005, the FASB issued three exposure drafts which amend Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” See discussion in note 12 to the condensed consolidated financial statements.
     There have been no other material changes in our off-balance sheet financing arrangements from those reported at April 30, 2005 in our Annual Report on Form 10-K/A.
COMMERCIAL PAPER ISSUANCE
We maintain two unsecured CLOCs, for working capital, to support our commercial paper program and for general corporate purposes. Subsequent to July 31, 2005, the first CLOC expired and was replaced with a new $1.0 billion CLOC, which expires in August 2010. Also subsequent to July 31, 2005, the second CLOC was extended, and now expires in August 2010.
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
     As of the end of the period covered by this Form 10-Q/A, we evaluated the effectiveness of the design and operation of our Disclosure Controls. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, and included consideration of the material weakness initially disclosed in our Annual Report on Form 10-K/A for the year ended April 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q/A because of the material weakness described below.
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
     In February 2006, as a result of the ongoing controls and procedural work to remediate the material weakness in the Company’s internal controls over accounting for income taxes as of April 30, 2005, management discovered additional income tax errors which required the restatement of prior periods. In preparation for its revised 10-Q/A filing, management reviewed this disclosure and continues to believe it accurately describes the nature of the internal control deficiencies that contributed to the material weakness as of April 30, 2005.
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
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
10.1	Sale and Servicing Agreement dated as of June 1, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2005-6 and Wells Fargo Bank, N.A., filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2005, file number 1-6089, is incorporated by reference.

10.2	Note Purchase Agreement dated as of June 1, 2005 among Option One Loan Warehouse Corporation, Option One Owner Trust 2005-6 and Lehman Brothers Bank, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2005, file number 1-6089, is incorporated by reference.

10.3	Indenture dated as of June 1, 2005 between Option One Owner Trust 2005-6 and Wells Fargo Bank, N.A., filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2005, file number 1-6089, is incorporated by reference.

10.4	Amendment Number 1 to Second Amended and Restated Sale and Servicing Agreement dated March 8, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2001-2 and Wells Fargo Bank, N.A., filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2005, file number 1-6089, is incorporated by reference.

10.5	Amendment Number Five to Amended and Restated Note Purchase Agreement dated November 25, 2003 among Option One Loan Warehouse Corporation, Option One Owner Trust 2001-2 and Bank of America, N.A., filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2005, file number 1-6089, is incorporated by reference.

10.6	Amendment Number One to Second Amended and Restated Sale and Servicing Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1A, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank N.A., filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2005, file number 1-6089, is incorporated by reference.

10.7	Amendment Number One to Second Amended and Restated Sale and Servicing Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1B, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank N.A., filed as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2005, file number 1-6089, is incorporated by reference.

10.8	Description of Executive Officer Cash Compensation, filed as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2005, file number 1-6089, is incorporated by reference.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

Mark A. Ernst
Chairman of the Board, President
and Chief Executive Officer
March 31, 2006

William L. Trubeck
Executive Vice President and
Chief Financial Officer
March 31, 2006