Form 10-Q/A
period 2005-10-31
H&R BLOCK INC
filed 2006-03-31
CIK 12659

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

Form 10-Q/A for the Period Ended October 31, 2005
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to the company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2005, initially filed with the Securities and Exchange Commission on December 12, 2005, is being filed to reflect restatements of our consolidated balance sheets at October 31, 2005 and April 30, 2005, consolidated statements of income and comprehensive income for the three and six months ended October 31, 2005 and 2004, and of cash flows for the six months ended October 31, 2005 and 2004, and the notes related thereto. See detail discussion of the restatements in Item 1, note 2 to the condensed consolidated financial statements.
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

CONDENSED CONSOLIDATED BALANCE SHEETS	(amounts in 000s, except share amounts)

	Restated	Restated
	October 31, 2005	April 30, 2005
	(Unaudited)

ASSETS
Cash and cash equivalents	$392,490	$1,100,213
Cash and cash equivalents – restricted	464,480	516,909
Marketable securities – trading	114,136	11,790
Receivables from customers, brokers, dealers and clearing organizations, net	577,506	590,226
Receivables, less allowance for doubtful accounts of $59,332 and $38,879	693,302	418,788
Prepaid expenses and other current assets	464,005	432,708

Total current assets	2,705,919	3,070,634

Residual interests in securitizations – available-for-sale	142,782	205,936
Beneficial interest in Trusts – trading	169,378	215,367
Mortgage servicing rights	245,928	166,614
Property and equipment, at cost less accumulated depreciation and amortization of $714,971 and $658,425	362,041	330,150
Intangible assets, net	247,849	247,092
Goodwill, net	1,087,587	1,015,947
Other assets	334,468	286,316

Total assets	$5,295,952	$5,538,056

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Commercial paper	$498,175	$—
Current portion of long-term debt	16,946	25,545
Accounts payable to customers, brokers and dealers	846,913	950,684
Accounts payable, accrued expenses and other current liabilities	639,812	564,749
Accrued salaries, wages and payroll taxes	170,056	318,644
Accrued income taxes	225,245	375,174

Total current liabilities	2,397,147	2,234,796

Long-term debt	917,884	923,073
Other noncurrent liabilities	428,395	430,919

Total liabilities	3,743,426	3,588,788

Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, 435,890,796 shares issued at October 31, 2005 and April 30, 2005	4,359	4,359
Additional paid-in capital	612,207	598,388
Accumulated other comprehensive income	44,463	68,718
Retained earnings	2,975,058	3,161,682
Less cost of 110,565,669 and 104,649,850 shares of common stock in treasury	(2,083,561)	(1,883,879)

Total stockholders’ equity	1,552,526	1,949,268

Total liabilities and stockholders’ equity	$5,295,952	$5,538,056

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF	(Unaudited, amounts in 000s,
INCOME AND COMPREHENSIVE INCOME	except per share amounts)

	Three months ended October 31,		Six months ended October 31,

	Restated	Restated	Restated	Restated
	2005	2004	2005	2004

Revenues:
Service revenues	$384,263	$290,232	$699,391	$538,820
Other revenues:
Gains on sales of mortgage assets, net	147,267	184,148	383,698	367,508
Interest income	55,010	48,552	104,263	88,272
Product and other revenues	18,503	19,021	32,684	33,904

	605,043	541,953	1,220,036	1,028,504

Operating expenses:
Cost of services	387,217	324,084	730,435	615,059
Cost of other revenues	134,864	96,249	258,221	174,644
Selling, general and administrative	206,549	184,867	395,801	345,063

	728,630	605,200	1,384,457	1,134,766

Operating loss	(123,587)	(63,247)	(164,421)	(106,262)
Interest expense	12,385	18,081	24,820	35,874
Other income, net	2,843	1,510	10,243	3,518

Loss before taxes	(133,129)	(79,818)	(178,998)	(138,618)
Income tax benefit	(51,880)	(31,016)	(69,755)	(53,862)

Net loss	$(81,249)	$(48,802)	$(109,243)	$(84,756)

Basic and diluted loss per share	$(0.25)	$(0.15)	$(0.33)	$(0.25)

Basic and diluted shares	326,047	329,372	328,381	333,442

Dividends per share	$0.13	$0.11	$0.24	$0.21

Comprehensive income (loss):
Net loss	$(81,249)	$(48,802)	$(109,243)	$(84,756)
Change in unrealized gain on available-for-sale securities, net	(23,653)	8,084	(29,464)	29,554
Change in foreign currency translation adjustments	4,385	8,371	5,209	8,041

Comprehensive income (loss)	$(100,517)	$(32,347)	$(133,498)	$(47,161)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(Unaudited, amounts in 000s)

	Restated	Restated
Six months ended October 31,	2005	2004

Cash flows from operating activities:
Net loss	$(109,243)	$(84,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,173	80,267
Accretion of residual interests in securitizations	(64,341)	(63,514)
Impairments of available-for-sale residual interests	20,613	2,609
Additions to trading securities – residual interests in securitizations, net	(185,645)	(68,618)
Proceeds from net interest margin transactions, net	85,472	53,348
Realized gain on sale of available-for-sale residual interests	(28,675)	—
Additions to mortgage servicing rights	(136,294)	(58,894)
Amortization and impairment of mortgage servicing rights	56,980	38,653
Net change in beneficial interest in Trusts	45,989	25,524
Other, net of acquisitions	(479,888)	(591,893)

Net cash used in operating activities	(704,859)	(667,274)

Cash flows from investing activities:
Cash received from available-for-sale residual interests	64,377	73,477
Cash received from sale of available-for-sale residual interests	30,497	—
Purchases of property and equipment, net	(77,635)	(60,598)
Payments made for business acquisitions, net of cash acquired	(200,309)	(5,472)
Other, net	13,151	12,138

Net cash provided by (used in) investing activities	(169,919)	19,545

Cash flows from financing activities:
Repayments of commercial paper	(1,101,729)	(1,376,877)
Proceeds from issuance of commercial paper	1,599,904	1,692,933
Proceeds from issuance of long-term debt, net	—	395,221
Dividends paid	(77,381)	(69,997)
Acquisition of treasury shares	(259,745)	(529,558)
Proceeds from issuance of common stock	48,001	53,933
Other, net	(41,995)	(24,600)

Net cash provided by financing activities	167,055	141,055

Net decrease in cash and cash equivalents	(707,723)	(506,674)
Cash and cash equivalents at beginning of the period	1,100,213	1,072,745

Cash and cash equivalents at end of the period	$392,490	$566,071

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	(Unaudited)
1.	Basis of Presentation

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
2.	Restatements of Previously Issued Financial Statements

(A) On February 22, 2006, management and the Audit Committee of the Board of Directors concluded to restate previously issued consolidated financial statements for the fiscal quarters ended October 31, 2005 and July 31, 2005, the fiscal years ended April 30, 2005 and 2004 and the related fiscal quarters. We arrived at this conclusion during the course of our closing process for the quarter ended January 31, 2006. This restatement pertains primarily to errors in determining the Company’s state effective income tax rate, including errors in identifying changes in state apportionment, expiring state net operating losses and related factors. These errors resulted in an understatement of income tax benefit (net of federal income tax benefit) of $5.0 million and $5.4 million for the three and six months ended October 31, 2005, respectively, and $1.1 million and $1.9 million for the three and six months ended October 31, 2004, respectively, an overstatement of deferred income tax assets of $1.2 million as of October 31, 2005 and April 30, 2005, and an understatement of accrued income taxes of $20.5 million and $25.9 million as of October 31, 2005 and April 30, 2005, respectively. The effect of the above adjustments on the condensed consolidated financial statements is set forth in “2C” below.
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
             (C) Notes 5, 6, 8, 12, and 14 have been restated to reflect the above described adjustments.
             The following is a summary of the impact of the restatement described in “2A” above on our condensed consolidated balance sheet as of October 31, 2005:

(in 000s)
	As Previously
	Reported (1)	Adjustments (2)	Restated

Other assets	$335,695	$(1,227)	$334,468
Total assets	5,297,179	(1,227)	5,295,952

Accrued income taxes	204,725	20,520	225,245
Total current liabilities	2,376,627	20,520	2,397,147
Total liabilities	3,722,906	20,520	3,743,426
Retained earnings	2,996,805	(21,747)	2,975,058
Total stockholders’ equity	1,574,273	(21,747)	1,552,526
Total liabilities and stockholders’ equity	5,297,179	(1,227)	5,295,952

(1)	As reported in our Form 10-Q filed on December 12, 2005 for the six months ended October 31, 2005.

(2)	Adjusted to reflect the restatement described in “2A” above.
     The following is a summary of the impact of the restatement described in “2A” above on our condensed consolidated statement of income and comprehensive income for the three and six months ended October 31, 2005:

(in 000s, except per share amounts)
	As Previously
Three months ended October 31, 2005	Reported (1)	Adjustments (2)	Restated

Income tax benefit	$(46,854)	$(5,026)	$(51,880)
Net loss	(86,275)	5,026	(81,249)

Basic and diluted loss per share	$(0.26)	$0.01	$(0.25)

Comprehensive income (loss)	$(105,543)	$5,026	$(100,517)

(1)	As reported in our Form 10-Q filed on December 12, 2005 for the six months ended October 31, 2005.

(2)	Adjusted to reflect the restatement described in “2A” above.

(in 000s, except per share amounts)
	As Previously
Six months ended October 31, 2005	Reported (1)	Adjustments (2)	Restated

Income tax benefit	$(64,399)	$(5,356)	$(69,755)
Net loss	(114,599)	5,356	(109,243)

Basic and diluted loss per share	$(0.35)	$0.02	$(0.33)

Comprehensive income (loss)	$(138,854)	$5,356	$(133,498)

(1)	As reported in our Form 10-Q filed on December 12, 2005 for the six months ended October 31, 2005.

(2)	Adjusted to reflect the restatement described in “2A” above.
     The following is a summary of the impact of the restatements on our condensed consolidated statement of income and comprehensive income for the three and six months ended October 31, 2004:

(in 000s, except per share amounts)
	Three months ended October 31, 2004
	As Previously		As Previously
	Reported (1)	Adjustments (2)	Restated (3)	Adjustments (4)	Restated

Gain on sale of mortgage assets, net	$184,114	$34	$184,148	$—	$184,148
Interest income	45,888	2,664	48,552	—	48,552
Total revenues	539,255	2,698	541,953	—	541,953
Total operating expenses	608,608	(3,408)	605,200	—	605,200
Operating loss	(69,353)	6,106	(63,247)	—	(63,247)
Loss before taxes	(85,924)	6,106	(79,818)	—	(79,818)
Income tax benefit	(33,725)	3,779	(29,946)	(1,070)	(31,016)
Net loss	(52,199)	2,327	(49,872)	1,070	(48,802)

Basic and diluted loss per share	$(0.16)	$0.01	$(0.15)	$—	$(0.15)

Change in unrealized gain on available-for-sale securities, net	$9,752	$(1,668)	$8,084	$—	$8,084
Comprehensive income (loss)	(34,076)	659	(33,417)	1,070	(32,347)

	Six months ended October 31, 2004
	As Previously		As Previously
	Reported (1)	Adjustments (2)	Restated (3)	Adjustments (4)	Restated

Gain on sale of mortgage assets, net	$366,648	$860	$367,508	$—	$367,508
Interest income	82,594	5,678	88,272	—	88,272
Total revenues	1,021,966	6,538	1,028,504	—	1,028,504
Total operating expenses	1,148,098	(13,332)	1,134,766	—	1,134,766
Operating loss	(126,132)	19,870	(106,262)	—	(106,262)
Loss before taxes	(158,488)	19,870	(138,618)	—	(138,618)
Income tax benefit	(62,206)	10,202	(52,004)	(1,858)	(53,862)
Net loss	(96,282)	9,668	(86,614)	1,858	(84,756)

Basic and diluted loss per share	$(0.29)	$.03	$(0.26)	$0.01	$(0.25)

Change in unrealized gain on available-for-sale securities, net	$33,595	$(4,041)	$(29,554)	$—	$29,554
Comprehensive income (loss)	(54,646)	5,627	(49,019)	1,858	(47,161)

(1)	As reported in our Form 10-Q filed on December 8, 2004 for the six months ended October 31, 2004. Amounts have been reclassified to conform to current year presentation. See discussion of reclassifications in note 1.

(2)	Adjusted to reflect the restatement described in “2B” above, as derived from the Company’s Form 10-K/A filed on August 5, 2005 for the year ended April 30, 2005.

(3)	As reported in our Form 10-Q filed on December 12, 2005 for the six months ended October 31, 2005.

(4)	Adjusted to reflect the restatement described in “2A” above.

     The following is a summary of the impact of the restatement described in “2A” above on our condensed consolidated statement of cash flows for the six months ended October 31, 2005:

(in 000s)
	As Previously
	Reported (1)	Adjustments (2)	Restated

Net loss	$(114,599)	$5,356	$(109,243)
Other, net of acquisitions	(474,532)	(5,356)	(479,888)

(1)	As reported in our Form 10-Q filed on December 12, 2005 for the six months ended October 31, 2005.

(2)	Adjusted to reflect the restatement described in “2A” above.
     The following is a summary of the impact of the restatements on our condensed consolidated statement of cash flows for the six months ended October 31, 2004:

(in 000s)
	As Previously		As Previously
	Reported (1)	Adjustments (2)	Restated (3)	Adjustments (4)	Restated

Net loss	$(96,282)	$9,668	$(86,614)	$1,858	$(84,756)
Depreciation and amortization	76,768	3,499	80,267	—	80,267
Accretion of residual interests in securitizations	(57,835)	(5,679)	(63,514)	—	(63,514)
Impairment of available-for-sale residual interests	3,469	(860)	2,609	—	2,609
Other, net of acquisitions	(588,756)	(1,279)	(590,035)	(1,858)	(591,893)
Net cash used in operating activities	(672,623)	5,349	(667,274)	—	(667,274)
Purchases of property and equipment, net	(55,249)	(5,349)	(60,598)	—	(60,598)
Net cash provided by (used in) investing activities	24,894	(5,349)	19,545	—	19,545

(1)	As reported in our Form 10-Q filed on December 8, 2004 for the six months ended October 31, 2004. Amounts have been reclassified to conform to current year presentation. See discussion of reclassifications in note 1.

(2)	Adjusted to reflect the restatement described in “2B” above, as derived from the Company’s Form 10-K/A filed on August 5, 2005 for the fiscal year ended April 30, 2005.

(3)	As reported in our Form 10-Q filed on December 12, 2005 for the six months ended October 31, 2005.

(4)	Adjusted to reflect the restatement described in “2A” above.
     The restatements had no impact on our cash flows from financing activities as previously reported.
3.	Business Combinations

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
     At October 31, 2005, we had $93.9 million in residual interests classified as trading securities. These residual interests are the result of the initial securitization of mortgage loans and are expected to be securitized in a NIM transaction during our third quarter. Trading residuals are included in marketable securities – trading on the condensed consolidated balance sheet with mark-to-market adjustments included in gains on sales of mortgage assets on the condensed consolidated income statement. Such adjustments resulted in a net loss of $1.4 million and a net gain of $2.1 million for the three and six months ended October 31, 2005, respectively. Similar adjustments resulted in a net gain of $4.9 million for the three and six months ended October 31, 2004. Cash flows from trading residuals of $7.9 million were received for the six months ended October 31, 2005 and are included in operating activities in the accompanying condensed consolidated statement of cash flows. There were no such trading securities recorded as of April 30, 2005.
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
     The key weighted average assumptions we used to estimate the cash flows and values of the residual interests and MSRs at October 31, 2005 and April 30, 2005 are as follows:

	October 31, 2005	April 30, 2005

Estimated credit losses	2.96%	3.03%
Discount rate – residual interests	19.24%	21.01%
Discount rate – MSRs	15.00%	12.80%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at valuation date

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
     At October 31, 2005, the sensitivities of the current fair value of the residual interests and MSRs to 10% and 20% adverse changes in the above key assumptions are as follows:

(dollars in 000s)
	Residential Mortgage Loans
	NIM	Beneficial Interest	Trading	Servicing
	Residuals	in Trusts	Residual	Assets

Carrying amount/fair value	$142,782	$169,378	$93,865	$245,928
Weighted average remaining life (in years)	1.4	2.1	1.9	1.3

Prepayments (including defaults):
Adverse 10% – $ impact on fair value	$4,200	$(3,523)	$(1,303)	$(32,334)
Adverse 20% – $ impact on fair value	11,888	(2,511)	(2,112)	(53,876)

Credit losses:
Adverse 10% – $ impact on fair value	$(34,306)	$(8,044)	$(3,060)	Not applicable
Adverse 20% – $ impact on fair value	(59,982)	(15,179)	(6,101)	Not applicable

Discount rate:
Adverse 10% – $ impact on fair value	$(3,572)	$(3,441)	$(2,485)	$(3,732)
Adverse 20% – $ impact on fair value	(6,924)	(6,786)	(4,849)	(7,364)

Variable interest rates (LIBOR forward curve):
Adverse 10% – $ impact on fair value	$(10,099)	$(59,826)	$3,270	Not applicable
Adverse 20% – $ impact on fair value	(19,190)	(93,728)	6,264	Not applicable
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
     Intangible assets consist of the following:

(in 000s)
		October 31, 2005			April 30, 2005

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$24,327	$(8,868)	$15,459	$23,717	$(7,207)	$16,510
Noncompete agreements	18,501	(14,607)	3,894	17,677	(11,608)	6,069
Business Services:
Customer relationships	153,186	(74,193)	78,993	130,585	(68,433)	62,152
Noncompete agreements	31,470	(12,558)	18,912	27,796	(11,274)	16,522
Trade name – amortizing	4,550	(1,030)	3,520	1,450	(995)	455
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769
Investment Services:
Customer relationships	293,000	(216,698)	76,302	293,000	(198,385)	94,615

Total intangible assets	$580,671	$(332,822)	$247,849	$549,862	$(302,770)	$247,092

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

(in 000s, except per share amounts)
	Three months ended October 31,		Six months ended October 31,

	Restated	Restated	Restated	Restated
	2005	2004	2005	2004

Net loss as reported	$(81,249)	$(48,802)	$(109,243)	$(84,756)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	6,246	5,242	12,011	8,342
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(8,790)	(7,923)	(17,098)	(13,705)

Pro forma net loss	$(83,793)	$(51,483)	$(114,330)	$(90,119)

Basic and diluted loss per share:
As reported	$(0.25)	$(0.15)	$(0.33)	$(0.25)
Pro forma	(0.26)	(0.16)	(0.35)	(0.27)
9.	Supplemental Cash Flow Information

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

Condensed Consolidating Income Statements	(in 000s)

Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2005 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$395,825	$213,175	$(3,957)	$605,043

Cost of services	—	115,818	271,356	43	387,217
Cost of other revenues	—	129,316	5,548	—	134,864
Selling, general and administrative	—	96,960	113,589	(4,000)	206,549

Total expenses	—	342,094	390,493	(3,957)	728,630

Operating income (loss)	—	53,731	(177,318)	—	(123,587)
Interest expense	—	11,811	574	—	12,385

Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2005 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Other income, net	(133,129)	—	2,843	133,129	2,843

Income (loss) before taxes	(133,129)	41,920	(175,049)	133,129	(133,129)
Income taxes (benefit)	(51,880)	16,349	(68,229)	51,880	(51,880)

Net income (loss)	$(81,249)	$25,571	$(106,820)	$81,249	$(81,249)

Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2004 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$340,865	$204,440	$(3,352)	$541,953

Cost of services	—	93,705	230,316	63	324,084
Cost of other revenues	—	90,764	5,485	—	96,249
Selling, general and administrative	—	71,454	116,828	(3,415)	184,867

Total expenses	—	255,923	352,629	(3,352)	605,200

Operating income (loss)	—	84,942	(148,189)	—	(63,247)
Interest expense	—	17,348	733	—	18,081
Other income, net	(79,818)	—	1,510	79,818	1,510

Income (loss) before taxes	(79,818)	67,594	(147,412)	79,818	(79,818)
Income taxes (benefit)	(31,016)	26,395	(57,411)	31,016	(31,016)

Net income (loss)	$(48,802)	$41,199	$(90,001)	$48,802	$(48,802)

Six months ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2005 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$856,465	$370,840	$(7,269)	$1,220,036

Cost of service revenues	—	225,171	505,132	132	730,435
Cost of other revenues	—	250,216	8,005	—	258,221
Selling, general and administrative	—	188,148	215,054	(7,401)	395,801

Total expenses	—	663,535	728,191	(7,269)	1,384,457

Operating income (loss)	—	192,930	(357,351)	—	(164,421)
Interest expense	—	23,621	1,199	—	24,820
Other income, net	(178,998)	—	10,243	178,998	10,243

Income (loss) before taxes	(178,998)	169,309	(348,307)	178,998	(178,998)
Income taxes (benefit)	(69,755)	66,031	(135,786)	69,755	(69,755)

Net income (loss)	$(109,243)	$103,278	$(212,521)	$109,243	$(109,243)

Six months ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2004 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$669,468	$365,655	$(6,619)	$1,028,504

Cost of services	—	186,970	427,980	109	615,059
Cost of other revenues	—	167,745	6,899	—	174,644
Selling, general and administrative	—	143,642	208,149	(6,728)	345,063

Total expenses	—	498,357	643,028	(6,619)	1,134,766

Operating income (loss)	—	171,111	(277,373)	—	(106,262)
Interest expense	—	34,150	1,724	—	35,874
Other income, net	(138,618)	—	3,518	138,618	3,518

Income (loss) before taxes	(138,618)	136,961	(275,579)	138,618	(138,618)
Income taxes (benefit)	(53,862)	53,483	(107,345)	53,862	(53,862)

Net income (loss)	$(84,756)	$83,478	$(168,234)	$84,756	$(84,756)

Condensed Consolidating Balance Sheets	(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2005 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$184,945	$207,545	$—	$392,490
Cash & cash equivalents — restricted	—	405,743	58,737	—	464,480
Receivables from customers, brokers and dealers, net	—	577,506	—	—	577,506
Receivables, net	1,724	376,076	315,502	—	693,302
Intangible assets and goodwill, net	—	405,600	929,836	—	1,335,436
Investments in subsidiaries	4,719,456	215	539	(4,719,456)	754
Other assets	—	1,476,631	354,722	631	1,831,984

Total assets	$4,721,180	$3,426,716	$1,866,881	$(4,718,825)	$5,295,952

Commercial paper	$—	$498,175	$—	$—	$498,175
Accts. payable to customers, brokers and dealers	—	846,913	—	—	846,913
Long-term debt	—	897,008	20,876	—	917,884
Other liabilities	2	554,760	925,692	—	1,480,454
Net intercompany advances	3,168,652	(976,206)	(2,192,829)	383	—
Stockholders’ equity	1,552,526	1,606,066	3,113,142	(4,719,208)	1,552,526

Total liabilities and stockholders’ equity	$4,721,180	$3,426,716	$1,866,881	$(4,718,825)	$5,295,952

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2005 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$162,983	$937,230	$—	$1,100,213
Cash & cash equivalents — restricted	—	488,761	28,148	—	516,909
Receivables from customers, brokers and dealers, net	—	590,226	—	—	590,226
Receivables, net	101	199,990	218,697	—	418,788
Intangible assets and goodwill, net	—	421,036	842,003	—	1,263,039
Investments in subsidiaries	4,851,680	210	449	(4,851,680)	659
Other assets	—	1,407,082	241,532	(392)	1,648,222

Total assets	$4,851,781	$3,270,288	$2,268,059	$(4,852,072)	$5,538,056

Accts. payable to customers, brokers and dealers	$—	$950,684	$—	$—	$950,684
Long-term debt	—	896,591	26,482	—	923,073
Other liabilities	2	532,562	1,182,459	8	1,715,031
Net intercompany advances	2,902,511	(641,611)	(2,262,818)	1,918	—
Stockholders’ equity	1,949,268	1,532,062	3,321,936	(4,853,998)	1,949,268

Total liabilities and stockholders’ equity	$4,851,781	$3,270,288	$2,268,059	$(4,852,072)	$5,538,056

Condensed Consolidating Statements of Cash Flows	(in 000s)

Six months ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2005 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$24,257	$(229,003)	$(500,113)	$—	$(704,859)

Cash flows from investing:
Cash received on residuals	—	64,377	—	—	64,377
Cash received on sale of residuals	—	30,497	—	—	30,497
Purchase property & equipment	—	(20,228)	(57,407)	—	(77,635)
Payments for business acquisitions	—	(2,948)	(197,361)	—	(200,309)
Net intercompany advances	264,868	—	—	(264,868)	—
Other, net	—	—	13,151	—	13,151

Net cash provided by (used in) investing activities	264,868	71,698	(241,617)	(264,868)	(169,919)

Cash flows from financing:
Repayments of commercial paper	—	(1,101,729)	—	—	(1,101,729)
Proceeds from commercial paper	—	1,599,904	—	—	1,599,904
Dividends paid	(77,381)	—	—	—	(77,381)
Acquisition of treasury shares	(259,745)	—	—	—	(259,745)
Proceeds from common stock	48,001	—	—	—	48,001
Net intercompany advances	—	(322,298)	57,430	264,868	—
Other, net	—	3,390	(45,385)	—	(41,995)

Net cash provided by (used in) financing activities	(289,125)	179,267	12,045	264,868	167,055

Net increase (decrease) in cash	—	21,962	(729,685)	—	(707,723)
Cash — beginning of period	—	162,983	937,230	—	1,100,213

Cash — end of period	$—	$184,945	$207,545	$—	$392,490

Six months ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2004 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$810	$37,152	$(705,236)	$—	$(667,274)

Cash flows from investing:
Cash received on residuals	—	73,477	—	—	73,477
Purchase property & equipment	—	(18,135)	(42,463)	—	(60,598)
Payments for business acquisitions	—	—	(5,472)	—	(5,472)
Net intercompany advances	544,812	—	—	(544,812)	—
Other, net	—	(96)	12,234	—	12,138

Net cash provided by (used in) investing activities	544,812	55,246	(35,701)	(544,812)	19,545

Cash flows from financing:
Repayments of commercial paper	—	(1,376,877)	—	—	(1,376,877)
Proceeds from commercial paper	—	1,692,933	—	—	1,692,933
Proceeds from long-term debt	—	395,221	—	—	395,221
Dividends paid	(69,997)	—	—	—	(69,997)
Acquisition of treasury shares	(529,558)	—	—	—	(529,558)
Proceeds from common stock	53,933	—	—	—	53,933
Net intercompany advances	—	(770,746)	225,934	544,812	—
Other, net	—	—	(24,600)	—	(24,600)

Net cash provided by (used in) financing activities	(545,622)	(59,469)	201,334	544,812	141,055

Net increase (decrease) in cash	—	32,929	(539,603)	—	(506,674)
Cash — beginning of period	—	133,188	939,557	—	1,072,745

Cash — end of period	$—	$166,117	$399,954	$—	$566,071

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

Consolidated H&R Block, Inc. — Operating Results	(in 000s, except per share amounts)

	Three months ended October 31,		Six months ended October 31,
	Restated	Restated	Restated	Restated
	2005	2004	2005	2004

Revenues:
Tax Services	$80,813	$74,106	$138,004	$124,553
Mortgage Services	286,151	284,332	646,589	556,305
Business Services	166,805	129,047	293,651	238,149
Investment Services	70,018	53,761	138,001	107,342
Corporate	1,256	707	3,791	2,155

	$605,043	$541,953	$1,220,036	$1,028,504

Pretax income (loss):
Tax Services	$(142,864)	$(133,932)	$(287,370)	$(246,578)
Mortgage Services	46,239	108,472	180,707	217,497
Business Services	(2,143)	(4,892)	(8,908)	(14,937)
Investment Services	(7,906)	(20,764)	(15,458)	(41,107)
Corporate	(26,455)	(28,702)	(47,969)	(53,493)

	(133,129)	(79,818)	(178,998)	(138,618)
Income tax benefit	(51,880)	(31,016)	(69,755)	(53,862)

Net loss	$(81,249)	$(48,802)	$(109,243)	$(84,756)

Basic and diluted loss per share	$(0.25)	$(0.15)	$(0.33)	$(0.25)

OVERVIEW
A summary of our results compared to the prior year is as follows:
•	Basic and diluted loss per share for the three months ended October 31, 2005 and 2004 was $0.25 and $0.15 per share, and $0.33 and $0.25 per share in the respective six month periods.

•	Tax Services’ revenues increased $6.7 million and $13.5 million for the three and six months ended October 31, 2005, respectively. Tax Services’ pretax loss increased $8.9 million to $142.9 million for the quarter, while the pretax loss increased $40.8 million to $287.4 million for the six months compared to the prior year. The higher losses were primarily due to off-season costs related to offices added during fiscal year 2005 and costs incurred for new offices to be opened in the coming tax season.

•	Mortgage Services’ revenues increased $1.8 million and $90.3 million for the three and six months ended October 31, 2005, respectively, while pretax income decreased $62.2 million and $36.8 million, respectively. Higher revenues are due to increased gains on derivatives, higher loan servicing revenue and a gain on sales of residual interests, partially offset by lower margins on mortgage loans sold. Declining profits reflect lower origination margins due to increases in funding costs outpacing our increases in coupon rates.

•	Business Services’ revenues increased $37.8 million and $55.5 million for the three and six months ended October 31, 2005, respectively, primarily due to a higher billed rate per hour in our accounting, tax and consulting business, coupled with acquisition-related growth in our payroll processing and financial process outsourcing businesses. The acquisition of American Express Tax and Business Services, Inc., effective as of October 1, 2005, contributed $20.6 million in revenues and $3.3 million in losses since acquisition. The pretax loss for the segment improved $2.7 million and $6.0 million for the three and six month periods, primarily due to revenue growth.

•	Investment Services’ revenues increased $16.3 million and $30.7 million for the three and six months, respectively. The pretax loss for the three and six months ended October 31, 2005 improved $12.9 million and $25.6 million, respectively. This improvement is primarily due to higher production and interest revenues, and actions implemented to reduce costs and enhance advisor performance.
TAX SERVICES
This segment primarily consists of our income tax preparation businesses — retail, online and software.

Tax Services — Operating Results	(in 000s)

	Three months ended October 31,		Six months ended October 31,
		Restated		Restated
	2005	2004	2005	2004

Service revenues:
Tax preparation and related fees	$40,185	$33,933	$63,822	$52,977
Online tax services	620	609	1,253	1,309
Other services	31,644	28,722	59,978	53,059

	72,449	63,264	125,053	107,345
Royalties	4,161	3,739	6,557	5,351
Software sales	1,016	1,324	2,209	2,707
Other	3,187	5,779	4,185	9,150

Total revenues	80,813	74,106	138,004	124,553

Cost of services:
Compensation and benefits	49,255	43,239	90,152	73,923
Occupancy	62,283	52,799	121,596	103,127
Depreciation	10,328	9,636	20,497	18,614
Other	35,743	38,121	72,935	69,349

	157,609	143,795	305,180	265,013
Cost of software sales	3,852	3,985	6,737	7,152
Selling, general and administrative	62,216	60,258	113,457	98,966

Total expenses	223,677	208,038	425,374	371,131

Pretax loss	$(142,864)	$(133,932)	$(287,370)	$(246,578)

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

Mortgage Services — Operating Statistics	(dollars in 000s)

		Restated
Three months ended	October 31, 2005	October 31, 2004	July 31, 2005

Volume of loans originated:
Wholesale (non-prime)	$11,078,960	$5,528,361	$9,537,227
Retail: Non-prime	1,111,924	800,975	950,806
Prime	429,924	183,647	399,596

	$12,620,808	$6,512,983	$10,887,629

Loan characteristics:
Weighted average FICO score (1)	629	609	623
Weighted average interest rate for borrowers (1)	7.48%	7.46%	7.52%
Weighted average loan-to-value (1)	80.6%	78.3%	81.1%

Origination margin (% of origination volume): (2)
Loan sale premium	0.55%	2.95%	2.32%
Residual cash flows from beneficial interest in Trusts	0.41%	0.80%	0.47%
Gain (loss) on derivative instruments	0.48%	(0.04%)	0.24%
Loan sale repurchase reserves	(0.16%)	(0.13%)	(0.15%)
Retained mortgage servicing rights	0.69%	0.47%	0.45%

	1.97%	4.05%	3.33%
Cost of acquisition	(0.40%)	(0.47%)	(0.48%)
Direct origination expenses	(0.56%)	(0.75%)	(0.57%)

Net gain on sale — gross margin (3)	1.01%	2.83%	2.28%
Other revenues	0.02%	0.03%	0.01%
Other cost of origination	(1.23%)	(1.72%)	(1.37%)

Net margin	(0.20%)	1.14%	0.92%

Total cost of origination	1.79%	2.47%	1.94%
Total cost of origination and acquisition	2.19%	2.94%	2.42%

Loan delivery:
Loan sales	$12,497,526	$6,560,780	$10,843,006
Execution price (4)	1.63%	2.94%	2.50%

(1)	Represents non-prime production.

(2)	See “Reconciliation of Non-GAAP Financial Information” on page 44.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

(4)	Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Mortgage Services — Operating Results	(in 000s)

		Restated
Three months ended	October 31, 2005	October 31, 2004	July 31, 2005

Components of gains on sales:
Gain on mortgage loans	$66,580	$186,754	$222,220
Gain (loss) on derivatives	60,750	(2,606)	26,086
Gain on sales of residual interests	28,675	—	—
Impairment of residual interests	(8,738)	—	(11,875)

	147,267	184,148	236,431

Interest income:
Accretion — residual interests	33,564	34,837	30,777
Other interest income	4,605	2,444	2,768

	38,169	37,281	33,545

Loan servicing revenue	100,386	62,596	90,269
Other	329	307	193

Total revenues	286,151	284,332	360,438

Cost of services	67,811	52,931	64,392
Cost of other revenues:
Compensation and benefits	84,151	55,214	80,283
Occupancy	10,531	8,913	12,629
Other	28,737	21,062	22,878

	123,419	85,189	115,790
Selling, general and administrative	48,682	37,740	45,788

Total expenses	239,912	175,860	225,970

Pretax income	$46,239	$108,472	$134,468

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
     In the current quarter, we completed an evaluation of the assumptions used to value our MSRs. Based on the changes in our assumptions as a result of this evaluation, the gain on sale for our retained MSRs increased by approximately 14 basis points, or approximately $16.8 million, from the prior year, primarily as a result of lower servicing costs, in particular interest paid to bondholders on monthly loan prepayments. In addition, the increase in average loan size from $157,000 in the prior year to $188,000 in the current year resulted in an approximate 8 basis point increase in the value of the MSRs recorded in the quarter. Overall, the value of MSRs we recorded in the quarter increased to 69 basis points from 47 basis points in the prior year, which coupled with an increase in origination volume from $6.5 billion in the prior year quarter to $12.6 billion in the current year, resulted in an increase of $56.6 million in gains on sales of mortgage loans.
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
     The following table summarizes the key drivers of gains on sales of mortgage loans:
(dollars in 000s)

Three months ended	October 31, 2005	July 31, 2005

Application process:
Total number of applications	105,444	109,929
Number of sales associates (1)	3,910	3,692
Closing ratio (2)	63.8%	60.1%
Originations:
Total number of originations	67,264	66,041
Weighted average interest rate for borrowers (WAC)	7.48%	7.52%
Average loan size	$188	$165
Total originations	$12,620,808	$10,887,629
Direct origination and acquisition expenses, net	$120,981	$114,224
Revenue (loan value):
Net gain on sale – gross margin (3)	1.01%	2.28%

(1)	Includes all direct sales and back office sales support associates.

(2)	Percentage of loans funded divided by total applications in the period.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

     Gains on sales of mortgage loans decreased $155.6 million primarily as a result of rapidly rising two-year swap rates, additional credit enhancement requirements by rating agencies and moderating demand by loan buyers. Market interest rates increased to an average of 4.46% from 4.06% in the preceding quarter. In response to rising rates, we implemented a 40 basis point increase in our coupon rate effective September 1, 2005, followed by a 25 basis point increase on October 1 and another 22 basis point increase on October 23, 2005. However, there is generally a 30 to 45 day lag from the time we increase rates to when those rates effect funded loans, and as a result, our WAC decreased 4 basis points, from 7.52% to 7.48%. These rate changes, coupled with increases in funding costs offset by derivative gains, caused our net gain on sale – gross margin to decrease 127 basis points. Loan origination volumes increased 15.9% from the first quarter primarily due to increased productivity of our account executives and support staff.
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

     Pretax income decreased $88.2 million, or 65.6%, for the three months ended October 31, 2005 compared to the preceding quarter.

Mortgage Services — Operating Statistics	(dollars in 000s)

		Restated
Six months ended	October 31, 2005	October 31, 2004

Volume of loans originated:
Wholesale (non-prime)	$20,616,187	$11,509,465
Retail: Non-prime	2,062,730	1,421,101
Prime	829,520	398,934

	$23,508,437	$13,329,500

Loan characteristics:
Weighted average FICO score (1)	626	609
Weighted average interest rate for borrowers (1)	7.50%	7.33%
Weighted average loan-to-value (1)	80.8%	78.1%

Origination margin (% of origination volume): (2)
Loan sale premium	1.38%	3.06%
Residual cash flows from beneficial interest in Trusts	0.43%	0.73%
Gain (loss) on derivative instruments	0.37%	(0.01%)
Loan sale repurchase reserves	(0.16%)	(0.15%)
Retained mortgage servicing rights	0.58%	0.44%

	2.60%	4.07%
Cost of acquisition	(0.44%)	(0.54%)
Direct origination expenses	(0.56%)	(0.75%)

Net gain on sale — gross margin (3)	1.60%	2.78%
Other revenues	0.02%	0.02%
Other cost of origination	(1.30%)	(1.66%)

Net margin	0.32%	1.14%

Total cost of origination	1.86%	2.41%
Total cost of origination and acquisition	2.30%	2.95%

Loan delivery:
Loan sales	$23,340,532	$13,304,836
Execution price (4)	2.09%	3.43%

(1)	Represents non-prime production.

(2)	See “Reconciliation of Non-GAAP Financial Information” on page 44.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

(4)	Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Mortgage Services — Operating Results	(in 000s)

		Restated
Six months ended	October 31, 2005	October 31, 2004

Components of gains on sales:
Gain on mortgage loans	$288,800	$372,047
Gain (loss) on derivatives	86,836	(1,930)
Gain on sales of residual interests	28,675	—
Impairment of residual interests	(20,613)	(2,609)

	383,698	367,508

Interest income:
Accretion — residual interests	64,341	63,514
Other interest income	7,373	3,884

	71,714	67,398

Loan servicing revenue	190,655	120,762
Other	522	637

Total revenues	646,589	556,305

Cost of services	132,203	102,792
Cost of other revenues:
Compensation and benefits	164,434	101,120
Occupancy	23,160	16,922
Other	51,615	39,342

	239,209	157,384
Selling, general and administrative	94,470	78,632

Total expenses	465,882	338,808

Pretax income	$180,707	$217,497

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
Fiscal 2006 outlook
For the third and fourth quarters of fiscal year 2006, we believe we can achieve funding volumes consistent with first-quarter levels of $10 billion to $11 billion per quarter resulting in full year origination growth of approximately 40%. We implemented two rate increases in November, and during that time our funded WAC was approaching 8%. With our rate increases during the second half of the year, a stable external rate environment and cost-saving measures, we believe we will see origination margins of 40 to 50 basis points in the third quarter and 90 to 100 basis points in the fourth quarter, resulting in an origination margin of 50 to 55 basis points for the full fiscal year. We believe that for the remainder of fiscal year 2006 our cost of origination will remain close to our second quarter level – approximately 175 basis points.
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

Investment Services – Operating Statistics

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
(in 000s)

	Tax	Mortgage	Business	Investment		Consolidated
	Services	Services	Services	Services	Corporate	H&R Block

Cash provided by (used in):
Operations	$(203,902)	$(258,155)	$(13,072)	$36,289	$(266,019)	$(704,859)
Investing	(14,816)	74,654	(209,895)	5,996	(25,858)	(169,919)
Financing	(28,517)	—	(15,616)	3,390	207,798	167,055
Net intercompany	244,750	206,999	252,681	(6,880)	(697,550)	—
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
     Tax Services. Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in the fourth quarter. Tax Services used $203.9 million in its current six-month operations to cover off-season costs and working capital requirements. Cash used for seasonal working capital requirements was partially offset by a signing bonus received from HSBC during the quarter in connection with the execution of a RAL distribution agreement. The signing bonus was recorded as deferred revenue at October 31, 2005. This segment also used $28.5 million in financing activities, primarily related to book overdrafts.
     Mortgage Services. This segment primarily generates cash as a result of the sale and securitization of mortgage loans and residual interests, and as its residual interests begin to cash flow. Mortgage Services used $258.2 million in cash from operating activities primarily due to a $207.6 million increase in mortgage loans held for sale and $93.9 million in trading residuals held at October 31, 2005 that had not yet been securitized in a NIM transaction. Additions to MSRs also increased $77.4 million over the prior year. Cash flows from investing activities consist of $64.4 million in cash receipts on residual interests and $30.5 million in cash received for the sale of residual interests, partially offset by $20.1 million in capital expenditures.
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
     Business Services. Business Services funding requirements are largely related to receivables for completed work and “work in process.” We provide funding sufficient to cover their working capital needs. This segment used $13.1 million in operating cash flows during the first six months of the year. Business Services used $209.9 million in investing activities primarily related to the American Express Tax and Business Services, Inc. acquisition and, to a lesser extent, capital expenditures.
     Investment Services. Investment Services, through HRBFA, is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers.
     At October 31, 2005, HRBFA’s net capital of $116.4 million, which was 19.1% of aggregate debit items, exceeded its minimum required net capital of $12.2 million by $104.2 million.
     In the first six months of fiscal year 2005, Investment Services provided $36.3 million in cash from its operating activities primarily due to working capital changes, including the timing of cash deposits that are restricted for the benefit of customers.
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

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

10.1	Amended and Restated Sale and Servicing Agreement dated August 5, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4 and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.

10.2	Amended and Restated Note Purchase Agreement dated August 5, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions party thereto and JPMorgan Chase Bank, N.A., filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.

10.3	Amended and Restated Five-Year Credit and Guarantee Agreement dated as of August 10, 2005 among Block Financial Corporation, H&R Block, Inc., the lenders party thereto, Bank of America, N.A., HSBC Bank USA, National Association, Royal Bank of Scotland PLC, JPMorgan Chase Bank, N.A., and J.P. Morgan Securities Inc., filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.

10.4	Five-Year Credit and Guarantee Agreement dated as of August 10, 2005 among Block Financial Corporation, H&R Block, Inc., the lenders party thereto, Bank of America, N.A., HSBC Bank USA, National Association, Royal Bank of Scotland PLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc., filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.

10.5	Sale and Servicing Agreement dated as of September 1, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2005-7 and Wells Fargo Bank, N.A., filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.

10.6	Note Purchase Agreement dated as of September 1, 2005 among Option One Loan Warehouse Corporation, Option One Owner Trust 2005-7, HSBC Securities (USA) Inc., HSBC Bank USA, N.A., Bryant Park Funding LLC and HSBC Securities (USA) Inc., filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.

10.7	Indenture dated as of September 1, 2005 between Option One Owner Trust 2005-7 and Wells Fargo Bank, N.A. , filed as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.

10.8	Omnibus Amendment No. 1 dated as of September 8, 2005 among Option One Mortgage Corporation, Option One Owner Trust 2002-3 and Wells Fargo Bank, N.A., filed as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.

10.9	Other Income License Agreement (Products and/or Services) dated September 15, 2005 between Wal-Mart Stores, Inc. and H&R Block Services, Inc., filed as Exhibit 10.9 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.

10.10	Employment Agreement dated September 27, 2005 between HRB Management, Inc. and Jeff Nachbor, filed as Exhibit 10.10 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.

10.11	Amendment No. Six to Amended and Restated Note Purchase Agreement dated November 25, 2003 among Option One Loan Warehouse Corporation, Option One Owner Trust 2001-2 and Bank of America, N.A., filed as Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.

10.12	Amendment Number Two to the Second Amended and Restated Sale and Servicing Agreement dated as of March 8, 2005 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank N.A., filed as Exhibit

10.12 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.

10.13	Amendment Number Three to the Second Amended and Restated Sale and Servicing Agreement dated as of March 8, 2005 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank N.A., filed as Exhibit 10.13 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.

10.14	HSBC Retail Settlement Products Distribution Agreement dated as of September 23, 2005 among HSBC Bank USA, National Association, HSBC Taxpayer Financial Services Inc., Beneficial Franchise Company Inc., Household Tax Masters Acquisition Corporation, H&R Block Services, Inc., H&R Block Tax Services, Inc., H&R Block Enterprises, Inc., H&R Block Eastern Enterprises, Inc., H&R Block Digital Tax Solutions, LLC, H&R Block Associates, L.P., HRB Royalty, Inc. HSBC Finance Corporation and H&R Block, Inc., filed as Exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.*

10.15	HSBC Digital Settlement Products Distribution Agreement dated as of September 23, 2005 among HSBC Bank USA, National Association, HSBC Taxpayer Financial Services Inc., H&R Block Digital Tax Solutions, LLC and H&R Block Services, Inc., filed as Exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.*

10.16	HSBC Refund Anticipation Loan Participation Agreement dated as of September 23, 2005 among Household Tax Masters Acquisition Corporation, Block Financial Corporation, HSBC Bank USA, National Association and HSBC Taxpayer Financial Services Inc., filed as Exhibit 10.16 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.*

10.17	HSBC Settlement Products Servicing Agreement dated as of September 23, 2005 among HSBC Bank USA, National Association, HSBC Taxpayer Financial Services Inc., Household Tax Masters Acquisition Corporation and Block Financial Corporation, filed as Exhibit 10.17 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.*

10.18	HSBC Program Appendix of Defined Terms and Rules of Construction, filed as Exhibit 10.18 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.*

10.19	Sale and Servicing Agreement dated as of October 1, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2005-8 and Wells Fargo Bank, N.A., filed as Exhibit 10.19 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.

10.20	Note Purchase Agreement dated as of October 1, 2005 among Option One Loan Warehouse Corporation, Option One Owner Trust 2005-8 and Merrill Lynch Bank USA, filed as Exhibit 10.20 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.

10.21	Indenture dated as of October 1, 2005 between Option One Owner Trust 2005-8 and Wells Fargo Bank, N.A., filed as Exhibit 10.21 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.

10.22	Fourth Amended and Restated Loan Purchase and Contribution Agreement dated as of September 1, 2005 between Option One Loan Warehouse Corporation and Option One Mortgage Corporation, filed as Exhibit 10.22 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.

10.23	Second Amendment to Second Amended and Restated Refund Anticipation Loan Operations Agreement dated as of August 31, 2005 among H&R Block Services, Inc., H&R Block Tax Services, Inc., HRB Royalty, Inc., HSBC Taxpayer Financial Services, Inc., HSBC Bank USA, National Association and Beneficial Franchise Company, filed as Exhibit 10.23 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.*

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

Mark A. Ernst Chairman of the Board, President and Chief Executive Officer March 31, 2006

William L. Trubeck Executive Vice President and Chief Financial Officer March 31, 2006

Jeffrey E. Nachbor Senior Vice President and Corporate Controller March 31, 2006