Form 10-Q
period 2006-01-31
H&R BLOCK INC
filed 2006-03-31
CIK 12659

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on February 28, 2006 was 328,415,828 shares.

H&R BLOCK
Form 10-Q for the Period Ended January 31, 2006

		Page
PART I	Financial Information

Item 1.	Condensed Consolidated Balance Sheets January 31, 2006 and April 30, 2005 (Restated)	1

	Condensed Consolidated Statements of Income and Comprehensive Income Three and Nine Months Ended January 31, 2006 and 2005 (Restated)	2

	Condensed Consolidated Statements of Cash Flows Nine Months Ended January 31, 2006 and 2005 (Restated)	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	44

PART II	Other Information

Item 1.	Legal Proceedings	45

Item 2.	Unregistered Sales of Equity Securities	49

Item 6.	Exhibits	49

SIGNATURES		50
Amendment No. 1 to Amended/Restated Sale & Servicing Agreement
Amendment No. 4 to 2nd Amended/Restated Sale & Servicing Agreement
Amendment No. 7 to Amended/Restated Note Purchase Agreement
Amendment No. 8 to Amended/Restated Indenture
Agreement of Settlement
Sale and Servicing Agreement
Note Purchase Agreement
Indenture
Certification Pursuant to Section 302 of CEO
Certification Pursuant to Section 302 of CFO
Certification Pursuant to 18 U.S.C. Section 1350 of CEO
Certification Pursuant to 18 U.S.C. Section 1350 of CFO

H&R BLOCK
CONDENSED CONSOLIDATED BALANCE SHEETS

	(amounts in 000s, except share amounts)
		Restated
	January 31, 2006	April 30, 2005
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,460,180	$1,100,213
Cash and cash equivalents — restricted	430,713	516,909
Receivables from customers, brokers, dealers and clearing organizations, net	569,430	590,226
Receivables, less allowance for doubtful accounts of $56,985 and $38,879	1,810,945	418,788
Prepaid expenses and other current assets	561,484	444,498

Total current assets	4,832,752	3,070,634
Residual interests in securitizations — available-for-sale	175,068	205,936
Beneficial interest in Trusts — trading	279,714	215,367
Mortgage servicing rights	262,369	166,614
Property and equipment, at cost less accumulated depreciation and amortization of $729,405 and $658,425	415,844	330,150
Intangible assets, net	235,236	247,092
Goodwill, net	1,104,267	1,015,947
Other assets	367,091	286,316

Total assets	$7,672,341	$5,538,056

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Short-term borrowings	$2,595,948	$—
Current portion of long-term debt	13,373	25,545
Accounts payable to customers, brokers and dealers	851,827	950,684
Accounts payable, accrued expenses and other current liabilities	782,744	564,749
Accrued salaries, wages and payroll taxes	291,811	318,644
Accrued income taxes	214,559	375,174

Total current liabilities	4,750,262	2,234,796
Long-term debt	916,926	923,073
Other noncurrent liabilites	417,200	430,919

Total liabilities	6,084,388	3,588,788

Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, 435,890,796 shares issued at January 31, 2006 and April 30, 2005	4,359	4,359
Additional paid-in capital	631,729	598,388
Accumulated other comprehensive income	33,641	68,718
Retained earnings	2,945,887	3,161,682
Less cost of 107,594,856 and 104,649,850 shares of common stock in treasury	(2,027,663)	(1,883,879)

Total stockholders’ equity	1,587,953	1,949,268

Total liabilities and stockholders’ equity	$7,672,341	$5,538,056

See Notes to Condensed Consolidated Financial Statements

 H&R BLOCK
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

			(Unaudited, amounts in 000s,
			except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
		Restated		Restated
	2006	2005	2006	2005

Revenues:
Service revenues	$812,224	$657,306	$1,511,615	$1,196,126
Other revenues:
Gains on sales of mortgage assets, net	157,897	198,584	541,595	566,092
Interest income	51,074	50,545	155,337	138,817
Product and other revenues	135,552	129,801	168,236	163,705

	1,156,747	1,036,236	2,376,783	2,064,740

Operating expenses:
Cost of services	633,927	508,207	1,364,362	1,123,266
Cost of other revenues	144,663	133,343	402,884	307,987
Selling, general and administrative	344,246	248,114	740,047	593,177

	1,122,836	889,664	2,507,293	2,024,430

Operating income (loss)	33,911	146,572	(130,510)	40,310
Interest expense	12,211	13,026	37,031	48,900
Other income, net	3,708	19,732	13,951	23,250

Income (loss) before taxes	25,408	153,278	(153,590)	14,660
Income taxes (benefit)	13,295	59,542	(56,460)	5,680

Net income (loss)	$12,113	$93,736	$(97,130)	$8,980

Basic earnings (loss) per share	$0.04	$0.28	$(0.30)	$0.03

Basic shares	327,289	329,039	328,017	331,894

Diluted earnings (loss) per share	$0.04	$0.28	$(0.30)	$0.03

Diluted shares	331,935	334,875	328,017	337,889

Dividends per share	$0.13	$0.11	$0.36	$0.32

Comprehensive income (loss):
Net income (loss)	$12,113	$93,736	$(97,130)	$8,980
Change in unrealized gain on available-for-sale securities, net	(3,002)	(6,494)	(32,466)	23,060
Change in foreign currency translation adjustments	(7,820)	1,917	(2,611)	9,958

Comprehensive income (loss)	$1,291	$89,159	$(132,207)	$41,998

See Notes to Condensed Consolidated Financial Statements

 H&R BLOCK
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited, amounts in 000s)
		Restated
Nine months ended January 31,	2006	2005

Cash flows from operating activities:
Net income (loss)	$(97,130)	$8,980
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	138,882	127,631
Accretion of residual interests in securitizations	(93,189)	(96,242)
Impairments of available-for-sale residual interests	29,175	7,162
Additions to trading securities — residual interests in securitizations, net	(228,587)	(115,213)
Proceeds from net interest margin transactions, net	195,159	98,743
Realized gain on sale of available-for-sale residual interests	(28,675)	—

Additions to mortgage servicing rights	(196,245)	(94,569)
Amortization and impairment of mortgage servicing rights	100,490	60,879
Net change in beneficial interest in Trusts	(64,347)	(8,735)
Other, net of acquisitions	(1,445,080)	(1,553,069)

Net cash used in operating activities	(1,689,547)	(1,564,433)

Cash flows from investing activities:
Cash received from available-for-sale residual interests	74,931	100,344
Cash received from sale of available-for-sale residual interests	30,497	—
Purchases of property and equipment, net	(167,181)	(143,232)
Payments made for business acquisitions, net of cash acquired	(209,816)	(26,348)
Other, net	17,297	15,207

Net cash used in investing activities	(254,272)	(54,029)

Cash flows from financing activities:
Repayments of commercial paper	(2,632,444)	(2,348,966)
Proceeds from issuance of commercial paper	4,678,392	3,877,848
Proceeds from other short-term borrowings	550,000	—
Repayments of long-term debt	—	(250,000)
Proceeds from issuance of long-term debt, net	—	395,221
Dividends paid	(118,665)	(106,422)
Acquisition of treasury shares	(260,078)	(529,852)
Proceeds from issuance of common stock	105,760	119,892
Other, net	(19,179)	(35,414)

Net cash provided by financing activities	2,303,786	1,122,307

Net increase (decrease) in cash and cash equivalents	359,967	(496,155)
Cash and cash equivalents at beginning of the period	1,100,213	1,072,745

Cash and cash equivalents at end of the period	$1,460,180	$576,590

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	(Unaudited)
1.	Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2006, the condensed consolidated statements of income and comprehensive income for the three and nine months ended January 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine months ended January 31, 2006 and 2005 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2006 and for all periods presented have been made.
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
2.	Restatements of Previously Issued Financial Statements

(A) On February 22, 2006, management and the Audit Committee of the Board of Directors concluded to restate previously issued consolidated financial statements for the fiscal quarters ended October 31, 2005 and July 31, 2005, the fiscal years ended April 30, 2005 and 2004 and the related fiscal quarters. We arrived at this conclusion during the course of our closing process for the quarter ended January 31, 2006. This restatement pertains primarily to errors in determining the Company’s state effective income tax rate, including errors in identifying changes in state apportionment, expiring state net operating losses and related factors. These errors resulted in an understatement of income tax expense (net of federal income tax benefit) of approximately $2.0 million and $0.2 million for the three and nine months ended January 31, 2005, respectively, an overstatement of deferred income tax assets of $1.2 million as of April 30, 2005 and an understatement of accrued income taxes of approximately $25.9 million as of April 30, 2005. The effect of the above adjustments on the condensed consolidated financial statements is set forth in “2C” below.

Income tax expense for the three months ended January 31, 2006 includes $3.4 million related to the correction of errors in state income taxes relating to periods prior to May 1, 2003. These errors were determined to be immaterial to both the current fiscal year and the applicable prior period results.
     (B) On June 7, 2005, management and the Audit Committee of the Board of Directors determined that restatement of our previously issued consolidated financial statements, including financial statements for the three and nine months ended January 31, 2005, was appropriate as a result of the errors noted below. All amounts listed are pretax, unless otherwise noted.
•	An error in calculating the gain on sale of residual interests in fiscal year 2003. This error was corrected by deferring a portion of the gain on sale of residual interests as of the transaction date in fiscal year 2003 and recognizing revenue from the sale as interest income from accretion of residual interests in subsequent periods. Interest income from accretion increased $3.9 million and $9.6 million for the three and nine months ended January 31, 2005, respectively. This correction also decreased impairments of residual interests $0.3 million and $1.1 million for the three and nine months ended January 31, 2005, respectively, and decreased comprehensive income $2.6 million and $6.7 million for the three and nine months ended January 31, 2005, respectively.
•	An error in the calculation of an incentive compensation accrual at our Mortgage Services segment as of April 30, 2004. This error resulted in an overstatement of compensation expense for the nine months ended January 31, 2005 of $12.1 million.

•	An error in accounting for leased properties related to rent holidays and mandatory rent escalation in our Tax Services, Mortgage Services and Investment Services segments. Rent expense was understated for the three and nine months ended January 31, 2005 by $1.2 million and $1.8 million, respectively.

•	An error from the capitalization of certain branch office costs at our Investment Services segment, which should have been expensed as incurred. This error resulted in an understatement of occupancy expenses and an overstatement of depreciation expense and capital expenditures, resulting in a net overstatement of operating expenses of $0.4 million and $5.9 million for the three and nine months ended January 31, 2005, respectively.

•	Errors related to accounting for acquisitions at our Business Services and Investment Services segments, the largest of which was the acquisition of OLDE in fiscal year 2000. Amortization of customer relationships was understated by $1.8 million and $5.5 million for the three and nine months ended January 31, 2005, respectively, and the provision for income taxes was overstated by approximately $3.7 million and $11.2 million, respectively, related to this error.

The effect of the above adjustments on the condensed consolidated financial statements is set forth in “2C” below.
     (C) Notes 4, 5, 6, 7, 9, 13 and 15 have been restated to reflect the above described adjustments. The following is a summary of the impact of the restatements on our condensed consolidated statement of income and comprehensive income for the three and nine months ended January 31, 2005:

	(in 000s, except per share amounts)
	Three months ended January 31, 2005
	As Previously
	Reported (1)	Adjustments (2)	Subtotal	Adjustments (3)	Restated

Gain on sale of mortgage assets, net	$198,301	$283	$198,584	$—	$198,584
Interest income	46,599	3,946	50,545	—	50,545
Total revenues	1,032,007	4,229	1,036,236	—	1,036,236
Total operating expenses	887,030	2,634	889,664	—	889,664
Operating income	144,977	1,595	146,572	—	146,572
Income before taxes	151,683	1,595	153,278	—	153,278
Income taxes	59,991	(2,478)	57,513	2,029	59,542
Net income	91,692	4,073	95,765	(2,029)	93,736
Basic earnings per share	$0.28	$0.01	$0.29	$(0.01)	$0.28
Diluted earnings per share	$0.27	$0.02	$0.29	$(0.01)	$0.28
Change in unrealized gain on available-for-sale securities, net	$(3,881)	$(2,613)	$(6,494)	$—	$(6,494)
Comprehensive income	89,728	1,460	91,188	(2,029)	89,159

	Nine months ended January 31, 2005
	As Previously
	Reported (1)	Adjustments (2)	Subtotal	Adjustments (3)	Restated

Gain on sale of mortgage assets, net	$564,949	$1,143	$566,092	$—	$566,092
Interest income	129,193	9,624	138,817	—	138,817
Total revenues	2,053,973	10,767	2,064,740	—	2,064,740
Total operating expenses	2,035,128	(10,698)	2,024,430	—	2,024,430
Operating income	18,845	21,465	40,310	—	40,310
Income (loss) before taxes	(6,805)	21,465	14,660	—	14,660
Income taxes (benefit)	(2,215)	7,724	5,509	171	5,680
Net income (loss)	(4,590)	13,741	9,151	(171)	8,980
Basic earnings (loss) per share	$(0.01)	$.04	$0.03	$—	$0.03
Diluted earnings (loss) per share	$(0.01)	$.04	$0.03	$—	$0.03
Change in unrealized gain on available-for-sale securities, net	$29,714	$(6,654)	$23,060	$—	$23,060
Comprehensive income	35,082	7,087	42,169	(171)	41,998

(1)	As reported in our Form 10-Q filed on March 9, 2005 for the nine months ended January 31, 2005. Amounts have been reclassified to conform to current year presentation. See discussion of reclassifications in note 1.

(2)	Adjusted to reflect the restatement described in “2B” above, as derived from the Company’s Form 10-K/A filed on August 5, 2005 for the fiscal year ended April 30, 2005.

(3)	Adjusted to reflect the restatement described in “2A” above.
     The following is a summary of the impact of the restatements on our condensed consolidated statement of cash flows for the nine months ended January 31, 2005:

					(in 000s)
	As Previously
	Reported (1)	Adjustments (2)	Subtotal	Adjustments (3)	Restated

Net income (loss)	$(4,590)	$13,741	$9,151	$(171)	$8,980
Depreciation and amortization	122,305	5,326	127,631	—	127,631
Accretion of residual interests in securitizations	(86,618)	(9,624)	(96,242)	—	(96,242)
Impairment of available-for-sale residual interests	8,304	(1,142)	7,162	—	7,162
Other, net of acquisitions	(1,550,688)	(2,552)	(1,553,240)	171	(1,553,069)
Net cash used in operating activities	(1,570,182)	5,749	(1,564,433)	—	(1,564,433)
Purchases of property and equipment, net	(137,483)	(5,749)	(143,232)	—	(143,232)
Net cash used in investing activities	(48,280)	(5,749)	(54,029)	—	(54,029)

(1)	As reported in our Form 10-Q filed on March 9, 2005 for the nine months ended January 31, 2005. Amounts have been reclassified to conform to current year presentation. See discussion of reclassifications in note 1.

(2)	Adjusted to reflect the restatement described in “2B” above, as derived from the Company’s Form 10-K/A filed on August 5, 2005 for the fiscal year ended April 30, 2005.

(3)	Adjusted to reflect the restatement described in “2A” above.
     The restatements had no impact on our cash flows from financing activities as previously reported.
3.	Business Combinations

Effective October 1, 2005, we acquired all outstanding common stock of American Express Tax and Business Services, Inc. for an aggregate purchase price of $191.7 million, subject to a post-closing adjustment based upon determination of the final September 30, 2005 net asset value. During the three months ended January 31, 2006, we completed the final valuation of intangible assets. Results related to American Express Tax and Business Services, Inc. have been included in our condensed consolidated financial statements since October 1, 2005. Pro forma results of operations have not been presented because the effects of this acquisition were not material to our results. The accompanying balance sheet reflects a preliminary allocation of the purchase price to assets acquired and liabilities assumed as follows:

(in 000s)

Property and equipment	$17,664
Other assets	121,228
Liabilities	(51,701)
Amortizing intangible assets	28,100
Goodwill	76,383

$191,674

     Goodwill recognized in these transactions is included in the Business Services segment and is not deductible for tax purposes. The preliminary purchase price allocations are subject to change and will be adjusted based upon resolution of several matters including, but not limited to, the following:
•	Determination of the post-closing adjustment and final purchase price;

•	Determination of final liabilities relating to planned exit activities; and

•	Determination of the tax basis of acquired assets and liabilities, and deferred tax balances of the acquired business.
4.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings (loss) per share except in those periods with a loss. The computations of basic and diluted earnings (loss) per share are as follows:

			(in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
		Restated		Restated
	2006	2005	2006	2005

Net income (loss)	$12,113	$93,736	$(97,130)	$8,980

Basic weighted average common shares	327,289	329,039	328,017	331,894
Potential dilutive shares from stock options and restricted stock	4,644	5,834	—	5,993
Convertible preferred stock	2	2	—	2

Dilutive weighted average common shares	331,935	334,875	328,017	337,889

Earnings (loss) per share:
Basic	$0.04	$0.28	$(0.30)	$0.03
Diluted	0.04	0.28	(0.30)	0.03
     Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 29.3 million shares of stock for the nine months ended January 31, 2006 as the effect would be antidilutive due to the net loss recorded during the period. Diluted earnings per share for the three months ended January 31, 2006 and the three and nine months ended January 31, 2005 excludes the impact of 7.1 million, 0.7 million and 1.4 million shares, respectively, issuable upon the exercise of stock options, as the effect would be antidilutive due to the options’ exercise prices being greater than the average market price of the common shares during the period.
     The weighted average shares outstanding for the three and nine months ended January 31, 2006 decreased to 327.3 million and 328.0 million, respectively, from 329.0 million and 331.9 million last year, primarily due to our purchases of treasury shares. The effect of these purchases was partially offset by the issuance of treasury shares related to our stock-based compensation plans.
     During each of the nine month periods ended January 31, 2006 and 2005, we issued 6.3 million and 6.5 million shares of common stock, respectively, pursuant to the exercise of stock options, employee stock purchases and awards of restricted shares, in accordance with our stock-based compensation plans.
     During the nine months ended January 31, 2006, we acquired 9.2 million shares of our common stock, of which 9.0 million shares were purchased from third parties with the remaining shares swapped or surrendered to us, at an aggregate cost of $260.1 million. During the nine months ended

January 31, 2005, we acquired 22.6 million shares of our common stock, of which 22.5 million were purchased from third parties, at an aggregate cost of $529.9 million.
5.	Receivables

Receivables consist of the following:

			(in 000s)
	January 31, 2006	January 31, 2005	April 30, 2005

Participation in refund anticipation loans (RALs)	$900,230	$829,325	$57,084
Mortgage loans held for sale	336,213	128,607	79,458
Business Services accounts receivable	312,087	175,140	178,338
Receivables for tax-related fees	115,906	108,331	5,760
Loans to franchisees	60,185	52,712	39,022
Royalties from franchisees	50,575	46,900	668
Software receivables	18,938	26,420	22,578
Other	73,796	87,539	74,759

	1,867,930	1,454,974	457,667
Allowance for doubtful accounts	(34,144)	(21,336)	(34,201)
Lower of cost or market adjustment — mortgage loans	(22,841)	(11,645)	(4,678)

	$1,810,945	$1,421,993	$418,788

6.	Mortgage Banking Activities

Activity related to available-for-sale residual interests in securitizations consists of the following:

		(in 000s)
		Restated
Nine months ended January 31,	2006	2005

Balance, beginning of period	$205,936	$210,973
Additions from net interest margin (NIM) transactions	39,378	16,470
Cash received	(74,931)	(100,344)
Cash received on sale of residual interests	(30,497)	—
Accretion	87,240	96,242
Impairments of fair value	(29,175)	(7,162)
Other	366	(4)
Changes in unrealized holding gains, net	(23,249)	37,356

Balance, end of period	$175,068	$253,531

     We sold $32.3 billion and $21.7 billion of mortgage loans in loan sales to warehouse trusts (Trusts) or other buyers during the nine months ended January 31, 2006 and 2005, respectively, with gains totaling $450.2 million and $544.4 million, respectively, recorded on these sales.
     Net additions to trading residual interests recorded in connection with the securitization of mortgage loans totaled $228.6 million and $115.2 million during the nine months ended January 31, 2006 and 2005, respectively. Trading residuals valued at $234.5 million were securitized in net interest margin (NIM) transactions during the current year, with net cash proceeds of $195.2 million received in connection with NIM transactions. In the prior year, trading residuals valued at $115.2 million were securitized with net cash proceeds of $98.7 million received on the transactions. Total net additions to residual interests from NIM transactions for the nine months ended January 31, 2006 and 2005 were $39.4 million and $16.5 million, respectively.
     During the nine months ended January 31, 2006, we completed the sale of $40.5 million of previously securitized residual interests and recorded a gain of $28.7 million. We received cash proceeds of $30.5 million and retained a $10.0 million residual interest in the sale. This sale accelerates cash flows from the residual interests and recognition of unrealized gains included in other comprehensive income.
     Although we recorded residual interests classified as trading securities during the nine months ended January 31, 2006 and 2005, at the end of each quarter we had no trading residual interests outstanding. Trading residual interests are the result of the initial securitization of mortgage loans and are subsequently securitized in a NIM transaction. Mark-to-market adjustments on trading residuals are included in gains on sales of mortgage assets on the condensed consolidated income statement. Such adjustments resulted in a net loss of $1.4 million and a net gain of $0.6 million for the three and nine months ended January 31, 2006, respectively. Similar adjustments resulted in a net gain of $0.4 million and $5.4 million for the three and nine months ended January 31, 2005, respectively. Cash flows from trading residuals of $12.9 million were received for the nine months ended January 31, 2006 and are included in operating activities in the accompanying condensed consolidated statement of cash flows. Accretion of trading residuals totaled $3.5 million and $5.9 million for the three and nine months ended January 31, 2006, respectively, and zero in the prior year periods. There were no trading residuals recorded as of April 30, 2005.
     Cash flows from available-for-sale residual interests of $74.9 million and $100.3 million were received from the securitization trusts for the nine months ended January 31, 2006 and 2005, respectively. Cash received on available-for-sale residual interests is included in investing activities in the condensed consolidated statements of cash flows.
     Aggregate net unrealized gains on residual interests not yet accreted into income totaled $63.0 million at January 31, 2006 and $115.4 million at April 30, 2005. These unrealized gains are recorded net of deferred taxes in other comprehensive income, and may be recognized in income in future periods either through accretion or upon further securitization or sale of the related residual interest.
     Activity related to mortgage servicing rights (MSRs) consists of the following:

		(in 000s)
Nine months ended January 31,	2006	2005

Balance, beginning of period	$166,614	$113,821
Additions	196,245	94,569
Amortization	(100,170)	(60,616)
Impairment	(320)	(263)

Balance, end of period	$262,369	$147,511

     Additions to MSRs during fiscal year 2006 have increased primarily as a result of higher origination volumes, higher average loan balances and higher interest rates. In addition, during fiscal year 2006 we updated our assumptions used to value MSRs. The assumptions were updated primarily to reflect lower servicing costs, in particular interest paid to bondholders on monthly loan prepayments, and higher discount rates. These changes in assumptions increased the weighted average value of MSRs recorded during the second and third quarters by approximately $17.0 million (0.14% of loans originated) and $10.0 million (0.11% of loans originated), respectively, over the prior year. Estimated amortization of MSRs for fiscal years 2006 through 2010 is $140.5 million, $123.9 million, $61.0 million, $25.3 million and $11.8 million, respectively.
     The key weighted average assumptions we used to estimate the cash flows and values of the residual interests initially recorded during the nine months ended January 31, 2006 and 2005 are as follows:

Nine months ended January 31,	2006	2005

Estimated credit losses	2.85%	2.72%
Discount rate	20.34%	25.00%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at closing
     The key weighted average assumptions we used to estimate the cash flows and values of the residual interests and MSRs at January 31, 2006 and April 30, 2005 are as follows:

	January 31, 2006	April 30, 2005

Estimated credit losses	2.97%	3.03%
Discount rate — residual interests	21.60%	21.01%
Discount rate — MSRs	18.00%	12.80%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at valuation date

     We originate both adjustable and fixed rate mortgage loans. A key assumption used to estimate the cash flows and values of the residual interests and MSRs is average annualized prepayment speeds. Prepayment speeds include voluntary prepayments, involuntary prepayments and scheduled principal payments. Prepayment rate assumptions are as follows:

	Prior to	Months Outstanding After
	Initial Rate	Initial Rate Reset Date
	Reset Date	Zero - 3	Remaining Life
Adjustable rate mortgage loans:
With prepayment penalties	31%	72%	41%
Without prepayment penalties	35%	52%	35%
Fixed rate mortgage loans:
With prepayment penalties	30%	48%	38%
     For fixed rate mortgages without prepayment penalties, we use an average prepayment rate of 32% over the life of the loans. Prepayment rate is projected based on actual paydown including voluntary, involuntary and scheduled principal payments.
     Expected static pool credit losses are as follows:

	Mortgage Loans Securitized in Fiscal Year
	Prior to 2002	2002	2003	2004	2005	2006
As of:
January 31, 2006	4.58%	2.54%	2.08%	2.14%	2.59%	2.91%
October 31, 2005	4.52%	2.49%	2.05%	2.16%	2.93%	2.84%
July 31, 2005	4.53%	2.53%	2.03%	2.20%	2.86%	2.70%
April 30, 2005	4.52%	2.53%	2.08%	2.30%	2.83%	—
April 30, 2004	4.46%	3.58%	4.35%	3.92%	—	—
     Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.
     At January 31, 2006, the sensitivities of the current fair value of the residual interests and MSRs to 10% and 20% adverse changes in the above key assumptions are as follows:

			(dollars in 000s)
	Residential Mortgage Loans
	NIM	Beneficial Interest	Servicing
	Residuals	in Trusts	Assets
Carrying amount/fair value	$175,068	$279,714	$262,369
Weighted average remaining life (in years)	1.9	2.0	1.3

Prepayments (including defaults):
Adverse 10% — $impact on fair value	$3,981	$(12,497)	$(35,910)
Adverse 20% — $impact on fair value	11,679	(17,632)	(60,158)

Credit losses:
Adverse 10% — $impact on fair value	$(45,495)	$(13,062)	Not applicable
Adverse 20% — $impact on fair value	(77,590)	(23,942)	Not applicable

Discount rate:
Adverse 10% — $impact on fair value	$(5,860)	$(5,650)	$(4,114)
Adverse 20% — $impact on fair value	(11,333)	(11,130)	(8,112)

Variable interest rates (LIBOR forward curve):
Adverse 10% — $impact on fair value	$(5,330)	$(74,636)	Not applicable
Adverse 20% — $impact on fair value	(9,410)	(147,357)	Not applicable
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

     Mortgage loans that have been securitized at January 31, 2006 and April 30, 2005, past due sixty days or more and the related credit losses incurred are presented below:

						(in 000s)
	Total Principal		Principal Amount of
	Amount of Loans		Loans 60 Days or		Credit Losses
	Outstanding		More Past Due		(net of recoveries)
	January 31,	April 30,	January 31,	April 30,	Three months ended
	2006	2005	2006	2005	January 31, 2006	April 30, 2005

Securitized mortgage loans	$11,492,170	$10,300,805	$1,017,855	$1,128,376	$27,972	$21,641
Mortgage loans in warehouse Trusts	11,209,456	6,742,387	—	—	—	—

Total loans	$22,701,626	$17,043,192	$1,017,855	$1,128,376	$27,972	$21,641

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended January 31, 2006 consist of the following:

				(in 000s)
	April 30, 2005	Additions	Other	January 31, 2006

Tax Services	$360,781	$8,829	$192	$369,802
Mortgage Services	152,467	—	—	152,467
Business Services	328,745	80,929	(1,630)	408,044
Investment Services	173,954	—	—	173,954

Total goodwill	$1,015,947	$89,758	$(1,438)	$1,104,267

     We test goodwill for impairment annually at the beginning of our fourth quarter, or more frequently if events occur indicating it is more likely than not the fair value of a reporting unit’s net assets has been reduced below its carrying value. No such impairment or events indicating impairment were identified within any of our segments during the nine months ended January 31, 2006. Our evaluation of impairment is dependent upon various assumptions, including assumptions regarding projected operating results and cash flows of reporting units. Actual results could differ materially from our projections and those differences could alter our conclusions regarding the fair value of a reporting unit and its goodwill.
     Intangible assets consist of the following:

						(in 000s)
	January 31, 2006			April 30, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$26,962	$(9,751)	$17,211	$23,717	$(7,207)	$16,510
Noncompete agreements	18,961	(16,135)	2,826	17,677	(11,608)	6,069
Business Services:
Customer relationships	153,227	(77,564)	75,663	130,585	(68,433)	62,152
Noncompete agreements	32,483	(13,431)	19,052	27,796	(11,274)	16,522
Trade name — amortizing	4,050	(1,481)	2,569	1,450	(995)	455
Trade name — non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769
Investment Services:
Customer relationships	293,000	(225,854)	67,146	293,000	(198,385)	94,615

Total intangible assets	$584,320	$(349,084)	$235,236	$549,862	$(302,770)	$247,092

     Amortization of intangible assets for the three and nine months ended January 31, 2006 was $16.7 million and $47.3 million, respectively. Amortization of intangible assets for the three and nine months ended January 31, 2005 was $15.5 million and $45.9 million, respectively. Estimated amortization of intangible assets for fiscal years 2006 through 2010 is $65.1 million, $56.3 million, $38.4 million, $15.0 million and $12.8 million, respectively.

     The goodwill and intangible assets added in the Business Services segment relate primarily to the acquisition of American Express Tax and Business Services, Inc., as discussed in note 3. The intangible asset valuations were completed during the quarter, however, goodwill is subject to change pending determination of the final purchase price.
8.	Derivative Instruments

We enter into derivative instruments to reduce risks relating to mortgage loans we originate and sell, and therefore all gains or losses are included in gains on sales of mortgage assets, net in the condensed consolidated income statements. A summary of our derivative instruments as of January 31, 2006 and April 30, 2005, and gains or losses incurred during the three and nine months ended January 31, 2006 and 2005 is as follows:

						(in 000s)
	Asset (Liability) Balance at		Gain (Loss) for the Three		Gain (Loss) for the Nine
	January 31,	April 30,	Months Ended January 31,		Months Ended January 31,
	2006	2005	2006	2005	2006	2005
Interest rate swaps	$23,422	$(1,325)	$6,292	$31,039	$91,578	$28,934
Interest rate caps	—	12,458	—	—	802	—
Rate-lock equivalents	96	801	34	141	(705)	1,841
Prime short sales	(333)	(805)	(1,266)	(424)	221	(1,949)

	$23,185	$11,129	$5,060	$30,756	$91,896	$28,826

     We generally use interest rate swaps and forward loan sale commitments to reduce interest rate risk associated with non-prime loans. We generally enter into interest rate swap arrangements related to existing loan applications with rate-lock commitments and for rate-lock commitments we expect to make in the next two to three weeks. Interest rate swaps represent an agreement to exchange interest rate payments, whereby we pay a fixed rate and receive a floating rate. As a result, these contracts increase in value as rates rise and decrease in value as rates fall. The notional amount of interest rate swaps to which we were a party at January 31, 2006 was $8.8 billion, with a weighted average duration of 1.9 years.
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
     We enter into forward loan commitments to sell our non-prime mortgage loans to manage interest rate risk. The notional value and the contract value of the forward commitments at January 31, 2006 was $5.3 billion. Most of our forward commitments give us the option to under- or over-deliver by five percent.
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
     None of our derivative instruments qualify for hedge accounting treatment as of January 31, 2006 or April 30, 2005.

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

			(in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
		Restated		Restated
	2006	2005	2006	2005

Net income (loss) as reported	$12,113	$93,736	$(97,130)	$8,980
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	9,916	8,918	21,927	17,260
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(12,460)	(11,599)	(29,558)	(25,304)

Pro forma net income (loss)	$9,569	$91,055	$(104,761)	$936

Basic earnings (loss) per share:
As reported	$0.04	$0.28	$(0.30)	$0.03
Pro forma	0.03	0.28	(0.32)	—
Diluted earnings (loss) per share:
As reported	$0.04	$0.28	$(0.30)	$0.03
Pro forma	0.03	0.27	(0.32)	—
10.	Supplemental Cash Flow Information

During the nine months ended January 31, 2006, we paid $224.8 million and $63.0 million for income taxes and interest, respectively. During the nine months ended January 31, 2005, we paid $406.6 million and $53.6 million for income taxes and interest, respectively. See note 3 for discussion of cash payments made, assets acquired and liabilities assumed related to our acquisition of American Express Tax and Business Services, Inc.
     The following transactions were treated as non-cash investing activities in the condensed consolidated statement of cash flows:

		(in 000s)
Nine months ended January 31,	2006	2005

Residual interest mark-to-market	$38,930	$98,713
Additions to residual interests	39,378	16,470
11.	Commitments and Contingencies

We maintain two unsecured committed lines of credit (CLOCs) for working capital, support of our commercial paper program and general corporate purposes. The two CLOCs are from a consortium of thirty-one banks and expire in August 2010. These lines are subject to various affirmative and negative covenants, including a minimum net worth covenant. These CLOCs were undrawn at January 31, 2006.
     We obtained an additional $900.0 million line of credit for the period of January 3 to February 24, 2006 to back-up peak commercial paper issuance or use as an alternate source of funding for RAL participations. This line is subject to various covenants, substantially similar to the primary CLOCs. The balance outstanding on this facility at January 31, 2006 was $550.0 million.
     As a result of our failure to file this Form 10-Q by the SEC’s prescribed due date, we will be unable to issue any debt securities under our shelf registration statement for a period of twelve calendar months after the month of our filing.
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

		(in 000s)
Nine months ended January 31,	2006	2005
Balance, beginning of period	$130,762	$123,048
Amounts deferred for new guarantees issued	20,533	19,925
Revenue recognized on previous deferrals	(55,932)	(52,295)

Balance, end of period	$95,363	$90,678

     We have commitments to fund mortgage loans to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments to fund loans amounted to $2.9 billion and $3.9 billion at January 31, 2006 and April 30, 2005, respectively. Of these commitments, $697.3 million and $947.5 million are considered binding commitments as of January 31, 2006 and April 30, 2005, respectively. External market forces impact the probability of commitments being exercised, and therefore, total commitments outstanding do not necessarily represent future cash requirements.
     We have entered into loan sale agreements with investors in the normal course of business, which include standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require us to repurchase loans previously sold. A liability has been established related to the potential loss on repurchase of loans previously sold of $40.9 million and $41.2 million at January 31, 2006 and April 30, 2005, respectively, based on historical experience. Repurchased loans are normally sold in subsequent sale transactions.
     Option One Mortgage Corporation provides a guarantee up to a maximum amount equal to approximately 10% of the aggregate principal balance of mortgage loans held by the Trusts before ultimate disposition of the loans. This guarantee would be called upon in the event adequate proceeds were not available from the sale of the mortgage loans by the Trusts to satisfy their payment obligations. No losses have been sustained on this commitment since its inception. The total principal amount of Trust obligations outstanding as of January 31, 2006 and April 30, 2005 was $11.2 billion and $6.7 billion, respectively. The fair value of mortgage loans held by the Trusts as of January 31, 2006 and April 30, 2005 was $11.4 billion and $6.8 billion, respectively.
     We have various contingent purchase price obligations in connection with prior acquisitions. In many cases, contingent payments to be made in connection with these acquisitions are not subject to a stated limit. We estimate the potential payments (undiscounted) total approximately $13.8 million and $5.1 million as of January 31, 2006 and April 30, 2005, respectively. Our estimate is based on current financial conditions. Should actual results differ materially from our assumptions, the potential payments will differ from the above estimate. Such payments, if and when paid, would be recorded as additional cost of the acquired business, generally goodwill.
     We have contractual commitments to fund certain franchises requesting draws on Franchise Equity Lines of Credit (FELCs). Our commitment to fund FELCs as of January 31, 2006 and April 30, 2005 totaled $75.9 million and $68.9 million, respectively. We have a receivable of $60.2 million and $39.0 million, which represents the amounts drawn on the FELCs, as of January 31, 2006 and April 30, 2005, respectively.
     We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees, including obligations to protect counterparties from losses arising from the following: (a) tax, legal and other risks related to the purchase or disposition of businesses; (b) penalties and interest assessed by Federal and state taxing authorities in connection with tax returns prepared for clients; (c) indemnification of our directors and officers; and (d) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance that such claims will not be successfully asserted, we believe the fair value of these guarantees and indemnifications is not material as of January 31, 2006.

12.	Litigation Commitments and Contingencies

We have been involved in a number of class actions and putative class action cases since 1990, as well as a state attorney general lawsuit, regarding our RAL programs. These cases are based on a variety of legal theories and allegations. These theories and allegations include, among others, that (i) we improperly did not disclose license fees we received from RAL lending banks for RALs they make to our clients, (ii) we owe and breached a fiduciary duty to our clients and (iii) the RAL program violates laws such as state credit service organization laws and the federal Racketeer Influenced and Corrupt Organizations (RICO) Act. Although we have successfully defended many RAL cases, we have settled others. On December 21, 2005, we entered into a settlement agreement regarding four RAL cases, subject to final court approval. Pursuant to the terms of this settlement agreement, we will contribute a total of up to $62.5 million in cash for purposes of making payments to the settlement class, paying all attorneys’ fees and costs to class counsel and covering service awards to the representative plaintiffs. In addition, we will pay costs for providing notice of the settlement to settlement class members. We recorded a reserve of $52.2 million related to this settlement in our third quarter. Two RAL class action cases and the state attorney general lawsuit are still pending, with the amounts claimed on a collective basis being very substantial. The ultimate cost of this litigation could be substantial, and in March 2006, we increased our reserves as of January 31, 2006 by an additional $19.5 million related to one of the other RAL cases. We intend to continue defending the other RAL cases vigorously, although there are no assurances as to their outcome.
     We are also a party to claims and lawsuits pertaining to our electronic tax return filing services, our POM guarantee program, and our Express IRA product. These claims and lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. In addition we are party to two shareholder derivative actions stemming from our recent financial restatement as well as separate putative class actions alleging violations of certain securities laws. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. We intend to continue defending these cases vigorously, although there are no assurances as to their outcome.
     In addition to the aforementioned types of cases, we are parties to claims and lawsuits that we consider to be ordinary, routine disputes incidental to our business (Other Claims and Lawsuits), including claims and lawsuits concerning the preparation of customers’ income tax returns, the fees charged customers for various services, investment products, relationships with franchisees, contract disputes, employment matters and civil actions, arbitrations, regulatory inquiries and class actions arising out of our business as a broker-dealer and provider of investment products and as a servicer of mortgage loans. We believe we have meritorious defenses to each of the Other Claims and Lawsuits and are defending them vigorously. Although we cannot provide assurance we will ultimately prevail in each instance, we believe that amounts, if any, required to be paid in the discharge of liabilities or settlements pertaining to Other Claims and Lawsuits will not have a material adverse effect on our consolidated financial statements. Regardless of outcome, claims and litigation can adversely affect us due to defense costs, diversion of management attention and time, and publicity related to such matters.
     It is our policy to accrue for amounts related to legal matters if it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Many of the various legal proceedings are covered in whole or in part by insurance. Any receivable for insurance recoveries is recorded separately from the corresponding litigation reserve, and only if recovery is determined to be probable. Receivables for insurance recoveries at January 31, 2006 were immaterial.

13.	Segment Information

Information concerning our operations by reportable operating segment is as follows:

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
		Restated		Restated
	2006	2005	2006	2005

Revenues:
Tax Services	$548,494	$531,086	$686,498	$655,639
Mortgage Services	296,493	308,872	943,082	865,177
Business Services	235,840	132,872	529,491	371,021
Investment Services	73,176	62,104	211,177	169,446
Corporate	2,744	1,302	6,535	3,457

	$1,156,747	$1,036,236	$2,376,783	$2,064,740

Pretax income (loss):
Tax Services	$(6,332)	$63,655	$(293,702)	$(182,923)
Mortgage Services	67,453	115,483	248,160	332,980
Business Services	(1,035)	5,916	(9,943)	(9,021)
Investment Services	(7,668)	(19,775)	(23,126)	(60,882)
Corporate	(27,010)	(12,001)	(74,979)	(65,494)

Income (loss) before taxes	$25,408	$153,278	$(153,590)	$14,660

     Pretax results from our Tax Services segment for the three and nine months ended January 31, 2006 includes a $71.7 million provision for legal reserves and related litigation fees, as discussed in note 12.
14.	New Accounting Pronouncements

In February 2006, Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), an amendment of FASB Statements No. 133 and 140, was issued. The provisions of this standard allow financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The new standard also amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The provisions of this standard are effective as of the beginning of our fiscal year 2008. Our residual interests typically have interests in derivative instruments embedded within the securitization trusts. If we elect to account for our residual interests on a fair value basis, changes in fair value will impact earnings in the period in which the change occurs. We are currently evaluating what effect the adoption of SFAS 155 will have on our consolidated financial statements.
     In March 2006, Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140,” (SFAS 156), was issued. The provisions of this standard require mortgage servicing rights to be initially valued at fair value. SFAS 156 also allows servicers to choose to measure their servicing rights at fair value or to continue using the “amortization method” under SFAS 140. The provisions of this standard are effective as of the beginning of our fiscal year 2008. We are currently evaluating what effect the adoption of SFAS 156 will have on our consolidated financial statements.
Exposure Draft — Amendment of SFAS 140
     In August 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft which amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”
     This exposure draft seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets that are held by a transferor. Our current off-balance sheet warehouse facilities (the Trusts) in our Mortgage Services segment would be required to be consolidated in our financial statements based on the provisions of the exposure draft. We will continue to monitor the status of the exposure draft and consider what changes, if any, could be made to the structure of the Trusts to continue to derecognize mortgage loans transferred to the Trusts. At January 31, 2006, the Trusts held loans totaling $11.2 billion, which we would be required to consolidate into our financial statements under the provisions of this exposure draft.
     The final standard for this exposure draft is scheduled to be issued in the second quarter of calendar year 2006.
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

Condensed Consolidating Income Statements					(in 000s)
Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$492,631	$667,754	$(3,638)	$1,156,747

Cost of services	—	136,863	497,035	29	633,927
Cost of other revenues	—	124,037	20,626	—	144,663
Selling, general and administrative	—	127,185	220,728	(3,667)	344,246

Total expenses	—	388,085	738,389	(3,638)	1,122,836

Operating income (loss)	—	104,546	(70,635)	—	33,911
Interest expense	—	11,810	401	—	12,211
Other income, net	25,408	—	3,708	(25,408)	3,708

Income (loss) before taxes	25,408	92,736	(67,328)	(25,408)	25,408
Income taxes (benefit)	13,295	37,505	(24,210)	(13,295)	13,295

Net income (loss)	$12,113	$55,231	$(43,118)	$(12,113)	$12,113

Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2005 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$446,508	$593,396	$(3,668)	$1,036,236

Cost of services	—	104,561	403,715	(69)	508,207
Cost of other revenues	—	114,759	18,584	—	133,343
Selling, general and administrative	—	91,939	159,774	(3,599)	248,114

Total expenses	—	311,259	582,073	(3,668)	889,664

Operating income (loss)	—	135,249	11,323	—	146,572
Interest expense	—	12,180	846	—	13,026
Other income, net	153,278	—	19,732	(153,278)	19,732

Income before taxes	153,278	123,069	30,209	(153,278)	153,278
Income taxes	59,542	54,578	4,964	(59,542)	59,542

Net income	$93,736	$68,491	$25,245	$(93,736)	$93,736

Nine months ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$1,349,096	$1,038,594	$(10,907)	$2,376,783

Cost of service revenues	—	362,034	1,002,167	161	1,364,362
Cost of other revenues	—	374,253	28,631	—	402,884
Selling, general and administrative	—	315,333	435,782	(11,068)	740,047

Total expenses	—	1,051,620	1,466,580	(10,907)	2,507,293

Operating income (loss)	—	297,476	(427,986)	—	(130,510)
Interest expense	—	35,431	1,600	—	37,031
Other income, net	(153,590)	—	13,951	153,590	13,951

Income (loss) before taxes	(153,590)	262,045	(415,635)	153,590	(153,590)
Income taxes (benefit)	(56,460)	103,536	(159,996)	56,460	(56,460)

Net income (loss)	$(97,130)	$158,509	$(255,639)	$97,130	$(97,130)

Nine months ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2005 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$1,115,976	$959,051	$(10,287)	$2,064,740

Cost of services	—	291,531	831,695	40	1,123,266
Cost of other revenues	—	282,504	25,483	—	307,987
Selling, general and administrative	—	235,581	367,923	(10,327)	593,177

Total expenses	—	809,616	1,225,101	(10,287)	2,024,430

Operating income (loss)	—	306,360	(266,050)	—	40,310
Interest expense	—	46,330	2,570	—	48,900
Other income, net	14,660	—	23,250	(14,660)	23,250

Income (loss) before taxes	14,660	260,030	(245,370)	(14,660)	14,660
Income taxes (benefit)	5,680	108,061	(102,381)	(5,680)	5,680

Net income (loss)	$8,980	$151,969	$(142,989)	$(8,980)	$8,980

Condensed Consolidating Balance Sheets

					(in 000s)
	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$286,226	$1,173,954	$—	$1,460,180
Cash & cash equivalents — restricted	—	424,115	6,598	—	430,713
Receivables from customers, brokers and dealers, net	—	569,430	—	—	569,430
Receivables, net	747	1,316,571	493,627	—	1,810,945
Intangible assets and goodwill, net	—	396,397	943,106	—	1,339,503
Investments in subsidiaries	4,685,740	219	521	(4,685,740)	740
Other assets	—	1,613,833	447,023	(26)	2,060,830

Total assets	$4,686,487	$4,606,791	$3,064,829	$(4,685,766)	$7,672,341

Commercial paper	$—	$2,575,756	$20,192	$—	$2,595,948
Accts. payable to customers, brokers and dealers	—	851,827	—	—	851,827
Long-term debt	—	897,217	19,709	—	916,926
Other liabilities	2	600,609	1,119,076	—	1,719,687
Net intercompany advances	3,098,532	(1,976,900)	(1,121,606)	(26)	—
Stockholders’ equity	1,587,953	1,658,282	3,027,458	(4,685,740)	1,587,953

Total liabilities and stockholders’ equity	$4,686,487	$4,606,791	$3,064,829	$(4,685,766)	$7,672,341

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2005 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$162,983	$937,230	$—	$1,100,213
Cash & cash equivalents — restricted	—	488,761	28,148	—	516,909
Receivables from customers, brokers and dealers, net	—	590,226	—	—	590,226
Receivables, net	101	199,990	218,697	—	418,788
Intangible assets and goodwill, net	—	421,036	842,003	—	1,263,039
Investments in subsidiaries	4,851,680	210	449	(4,851,680)	659
Other assets	—	1,407,082	241,532	(392)	1,648,222

Total assets	$4,851,781	$3,270,288	$2,268,059	$(4,852,072)	$5,538,056

Accts. payable to customers, brokers and dealers	$—	$950,684	$—	$—	$950,684
Long-term debt	—	896,591	26,482	—	923,073
Other liabilities	2	532,562	1,182,459	8	1,715,031
Net intercompany advances	2,902,511	(641,611)	(2,262,818)	1,918	—
Stockholders’ equity	1,949,268	1,532,062	3,321,936	(4,853,998)	1,949,268

Total liabilities and stockholders’ equity	$4,851,781	$3,270,288	$2,268,059	$(4,852,072)	$5,538,056

Condensed Consolidating Statements of Cash Flows

					(in 000s)
Nine months ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$43,228	$(1,193,527)	$(539,248)	$—	$(1,689,547)

Cash flows from investing:
Cash received on residuals	—	74,931	—	—	74,931
Cash received on sale of residuals	—	30,497	—	—	30,497
Purchase property & equipment	—	(31,627)	(135,554)	—	(167,181)
Payments for business acquisitions	—	(3,140)	(206,676)	—	(209,816)
Net intercompany advances	229,755	—	—	(229,755)	—
Other, net	—	—	17,297	—	17,297

Net cash provided by (used in) investing activities	229,755	70,661	(324,933)	(229,755)	(254,272)

Cash flows from financing:
Repayments of commercial paper	—	(2,610,432)	(22,012)	—	(2,632,444)
Proceeds from commercial paper	—	4,636,188	42,204	—	4,678,392
Proceeds from short-term borrowings	—	550,000	—	—	550,000
Dividends paid	(118,665)	—	—	—	(118,665)
Acquisition of treasury shares	(260,078)	—	—	—	(260,078)
Proceeds from common stock	105,760	—	—	—	105,760
Net intercompany advances	—	(1,335,289)	1,105,534	229,755	—
Other, net	—	5,642	(24,821)	—	(19,179)

Net cash provided by (used in) financing activities	(272,983)	1,246,109	1,100,905	229,755	2,303,786

Net increase in cash	—	123,243	236,724	—	359,967
Cash — beginning of period	—	162,983	937,230	—	1,100,213

Cash — end of period	$—	$286,226	$1,173,954	$—	$1,460,180

Nine months ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2005 (Restated)	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$16,683	$(840,959)	$(740,157)	$—	$(1,564,433)

Cash flows from investing:
Cash received on residuals	—	100,344	—	—	100,344
Purchase property & equipment	—	(28,104)	(115,128)	—	(143,232)
Payments for business acquisitions	—	—	(26,348)	—	(26,348)
Net intercompany advances	499,699	—	—	(499,699)	—
Other, net	—	(152)	15,359	—	15,207

Net cash provided by (used in) investing activities	499,699	72,088	(126,117)	(499,699)	(54,029)

Cash flows from financing:
Repayments of commercial paper	—	(2,348,966)	—	—	(2,348,966)
Proceeds from commercial paper	—	3,857,750	20,098	—	3,877,848
Repayments of long-term debt	—	(250,000)	—	—	(250,000)
Proceeds from long-term debt	—	395,221	—	—	395,221
Dividends paid	(106,422)	—	—	—	(106,422)
Acquisition of treasury shares	(529,852)	—	—	—	(529,852)
Proceeds from common stock	119,892	—	—	—	119,892
Net intercompany advances	—	(880,648)	380,949	499,699	—
Other, net	—	—	(35,414)	—	(35,414)

Net cash provided by (used in) financing activities	(516,382)	773,357	365,633	499,699	1,122,307

Net increase (decrease) in cash	—	4,486	(500,641)	—	(496,155)
Cash — beginning of period	—	133,188	939,557	—	1,072,745

Cash — end of period	$—	$137,674	$438,916	$—	$576,590

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Consolidated H&R Block, Inc. — Operating Results

			(in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
		Restated		Restated
	2006	2005	2006	2005

Revenues:
Tax Services	$548,494	$531,086	$686,498	$655,639
Mortgage Services	296,493	308,872	943,082	865,177
Business Services	235,840	132,872	529,491	371,021
Investment Services	73,176	62,104	211,177	169,446
Corporate	2,744	1,302	6,535	3,457

	$1,156,747	$1,036,236	$2,376,783	$2,064,740

Pretax income (loss):
Tax Services	$(6,332)	$63,655	$(293,702)	$(182,923)
Mortgage Services	67,453	115,483	248,160	332,980
Business Services	(1,035)	5,916	(9,943)	(9,021)
Investment Services	(7,668)	(19,775)	(23,126)	(60,882)
Corporate	(27,010)	(12,001)	(74,979)	(65,494)

	25,408	153,278	(153,590)	14,660
Income taxes (benefit)	13,295	59,542	(56,460)	5,680

Net income (loss)	$12,113	$93,736	$(97,130)	$8,980

Basic and diluted earnings (loss) per share	$0.04	$0.28	$(0.30)	$0.03

TAX SERVICES
This segment primarily consists of our income tax preparation businesses — retail, online and software.
Tax Services — Operating Statistics (U.S. only)

	Period January 1 through January 31,
	2006	2005
Clients served (in 000s):
Company-owned operations	2,372	2,447
Franchise operations	1,398	1,406

	3,770	3,853

Average fee per client served: (1)
Company-owned operations	$160.19	$149.94
Franchise operations	137.06	130.82

	$151.61	$142.97

Refund anticipation loans (RALs) (in 000s):
Company-owned operations	1,149	1,197
Franchise operations	716	714

	1,865	1,911

Offices:
Company-owned	6,387	5,811
Company-owned shared locations (2)	1,473	1,296

Total company-owned offices	7,860	7,107

Franchise	3,703	3,528
Franchise shared locations (2)	602	526

Total franchise offices	4,305	4,054

	12,165	11,161

(1)	Calculated as tax preparation and related fees divided by clients served.

(2)	Shared locations include offices located within Wal-Mart, Sears and other third-party businesses.
Tax Services — Operating Results

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
		Restated		Restated
	2006	2005	2006	2005
Service revenues:
Tax preparation and related fees	$389,040	$375,346	$452,862	$428,323
Online tax services	7,057	10,739	8,310	12,048
Other services	25,459	23,623	85,437	76,682

	421,556	409,708	546,609	517,053
Royalties	53,706	50,920	60,263	56,271
RAL participation fees	42,616	43,354	42,893	43,520
Software sales	16,914	18,072	19,123	20,779
Other	13,702	9,032	17,610	18,016

Total revenues	548,494	531,086	686,498	655,639

Cost of services:
Compensation and benefits	193,410	184,282	283,562	258,205
Occupancy	79,516	74,951	201,112	178,078
Depreciation	11,132	14,908	31,629	33,522
Other	51,030	53,385	123,965	122,734

	335,088	327,526	640,268	592,539
Cost of software sales	10,864	13,248	17,601	20,400
Provision for RAL litigation	71,700	—	71,700	—
Selling, general and administrative	137,174	126,657	250,631	225,623

Total expenses	554,826	467,431	980,200	838,562

Pretax income (loss)	$(6,332)	$63,655	$(293,702)	$(182,923)

Three months ended January 31, 2006 compared to January 31, 2005
Tax Services’ revenues increased $17.4 million, or 3.3%, for the three months ended January 31, 2006 compared to the prior year.
     Tax preparation and related fees increased $13.7 million, or 3.6%, for the current quarter. This increase is primarily due to an increase of 6.8% in the average fee per U.S. client served, partially offset by a decrease of 3.2% in U.S. clients served in company-owned offices. The decrease in clients served was partially due to a number of technology problems that severely hurt the start of our filing season coupled with increased competition due to competitors’ refund lending products.
     Online tax service revenue declined $3.7 million, or 34.3%, primarily due to planned reductions in unit prices.
     Royalty revenue increased $2.8 million, or 5.5%, due to a 4.8% increase in the average fee slightly offset by a 0.4% decline in clients served in franchise offices.
     Other revenues increased $4.7 million primarily due to an increase in supply sales to franchises during the current quarter.
     Total expenses increased $87.4 million, or 18.7%, primarily due to $71.7 million of legal reserves and related litigation fees recorded in the current period. During the current quarter we entered into a settlement agreement regarding four separate RAL cases covering 22 states. As a result of this settlement agreement, we recorded a pretax charge of $52.2 million, or $0.10 per diluted share, for the unreserved cost of the proposed litigation settlement and related fees. In March 2006, we engaged in settlement negotiations with plaintiffs in another RAL case and accordingly increased our reserves as of January 31, 2006 and recorded a pretax charge of $19.5 million. See additional discussion below and in note 12 to the condensed consolidated financial statements.
     Cost of services for the three months ended January 31, 2006 increased $7.6 million, or 2.3%, from the prior year. Our real estate expansion efforts have contributed to a total increase of $13.0 million across all cost of services categories. Compensation and benefits increased $9.1 million, or 5.0%, primarily due to an increase in staff needed for our new offices and the addition of costs related to our small business initiatives in the current year. Occupancy expenses increased $4.6 million, or 6.1%, primarily as a result of higher rent expenses, due to a 9.6% increase in company-owned offices under lease and a 7.5% increase in the average rent. Depreciation declined $3.8 million, or 25.3%, primarily due to decreased capital expenditures compared to the prior year and the timing of certain depreciation expenses. Other cost of services declined $2.4 million, or 4.4%, due to a decline of $3.4 million in corporate shared services and lower expenses associated with our POM guarantee, partially offset by an increase of $3.8 million in supplies expenses.
     Selling, general and administrative expenses increased $10.5 million, or 8.3%, primarily due to a $9.7 million increase in corporate shared services, $6.6 million of which was related to our marketing efforts. We also incurred higher costs associated with increased supply sales to franchises and additional costs related to our small business initiatives in the current year.
     The pretax loss was $6.3 million for the three months ended January 31, 2006 compared to income of $63.7 million in the prior year.
     Due to the seasonal nature of this segment’s business, operating results for the three months ended January 31, 2006 are not comparable to the three months ended October 31, 2005 and are not indicative of the expected results for the entire fiscal year.
Nine months ended January 31, 2006 compared to January 31, 2005
Tax Services’ revenues increased $30.9 million, or 4.7%, for the nine months ended January 31, 2006 compared to the prior year.
     Tax preparation and related fees increased $24.5 million, or 5.7%, primarily due to an increase in the average fee per U.S. client served, partially offset by a decrease in U.S. clients served in company-owned offices during the first month of the tax season. Improved performance during the Australian and Canadian tax seasons also contributed $3.0 million and $2.6 million, respectively, of additional tax preparation revenues in the current year.
     Online tax service revenue declined $3.7 million, or 31.0%, primarily due to planned reductions in unit prices.

     Other service revenues increased $8.8 million primarily as a result of additional revenues associated with POM guarantees and our small business initiatives.
     Royalty revenue increased $4.0 million, or 7.1%, due to an increase in the average fee slightly offset by a slight decline in clients served in franchise offices.
     Total expenses increased $141.6 million, or 16.9%, primarily due to $71.7 million of legal reserves and related litigation fees recorded in the current period. Cost of services for the nine months ended January 31, 2006 increased $47.7 million, or 8.1%, from the prior year. Our real estate expansion efforts have contributed to a total increase of $29.0 million across all cost of services categories.
     Compensation and benefits increased $25.4 million primarily due to an increase in the staff needed for our new offices, payroll taxes and the addition of costs related to our small business initiatives. Occupancy expenses increased $23.0 million, or 12.9%, primarily as a result of higher rent expenses, due to an 8.9% increase in company-owned offices under lease and an 8.5% increase in the average rent. Utilities and real estate taxes also contributed to the increase.
     Selling, general and administrative expenses increased $25.0 million, or 11.1%, over the prior year primarily due to $13.1 million in additional costs from corporate shared services, $7.6 million of which was related to our marketing efforts. We also incurred $4.1 million in additional legal expenses and $6.0 million in additional corporate wages.
     The pretax loss was $293.7 million for the nine months ended January 31, 2006 compared to a prior year loss of $182.9 million.
Fiscal 2006 outlook
Our fiscal year 2006 outlook for the Tax Services segment has not changed materially from the discussion in our April 30, 2005 Form 10-K/A. As part of our real estate expansion, we opened 550 new company-owned offices and 184 new franchise offices in the current tax season, exceeding our goal to open between 500 and 700 company-owned and franchise offices this year.
RAL Litigation
On December 21, 2005, we entered into a settlement agreement regarding litigation pertaining to our RAL programs entitled Deadra D. Cummins, et al. v. H&R Block, Inc. et al.; Mitchell v. H&R Block, Inc. et al.; Green v. H&R Block, Inc. et al.; and Becker v. H&R Block, Inc. (the “Settlement Agreement”). The Settlement Agreement is subject to final court approval. Pursuant to the Settlement Agreement’s terms, we will contribute a total of up to $62.5 million in cash for purposes of making payments to the settlement class, paying all attorneys’ fees and costs to class counsel, and covering service awards to the representative plaintiffs. In addition, we will pay costs for providing notice of the settlement to settlement class members. We recorded a reserve of $52.2 million related to this settlement in our third quarter.
     We are named as a defendant in two other class-action lawsuits and one state attorney general lawsuit alleging that we engaged in wrongdoing with respect to the RAL program. In March 2006, we engaged in settlement negotiations with the plaintiffs in one of these RAL cases and accordingly increased our reserves as of January 31, 2006 by $19.5 million. We believe we have strong defenses to the other lawsuits and will vigorously defend our position. Nevertheless, the amounts claimed in these lawsuits are, in some instances, very substantial, and there can be no assurances as to their ultimate outcome, or as to their impact on our financial statements. See additional discussion of RAL Litigation in note 12 to the condensed consolidated financial statements and in Part II, Item 1, “Legal Proceedings.”
MORTGAGE SERVICES
This segment is primarily engaged in the origination of non-prime mortgage loans through an independent broker network, the origination of prime and non-prime mortgage loans through a retail office network, the sale and securitization of mortgage loans and residual interests, and the servicing of non-prime loans.

Mortgage Services — Operating Statistics

			(dollars in 000s)
		Restated
Three months ended	January 31, 2006	January 31, 2005	October 31, 2005

Volume of loans originated:
Wholesale (non-prime)	$7,941,048	$7,378,071	$11,078,960
Retail: Non-prime	667,542	776,797	1,111,924
Prime	343,897	238,867	429,924

	$8,952,487	$8,393,735	$12,620,808

Loan characteristics:
Weighted average FICO score (1)	621	615	629
Weighted average interest rate for borrowers (1)	8.27%	7.30%	7.48%
Weighted average loan-to-value (1)	80.0%	79.3%	80.6%

Origination margin (% of origination volume): (2)
Loan sale premium	1.43%	2.42%	0.55%
Residual cash flows from beneficial interest in Trusts	0.81%	0.57%	0.41%
Gain on derivative instruments	0.06%	0.37%	0.48%
Loan sale repurchase reserves	(0.15%)	(0.14%)	(0.16%)
Retained mortgage servicing rights	0.67%	0.43%	0.69%

	2.82%	3.65%	1.97%
Cost of acquisition	(0.27%)	(0.60%)	(0.40%)
Direct origination expenses	(0.69%)	(0.63%)	(0.56%)

Net gain on sale — gross margin (3)	1.86%	2.42%	1.01%
Other revenues	(0.04%)	0.03%	0.02%
Other cost of origination	(1.43%)	(1.47%)	(1.23%)

Net margin	0.39%	0.98%	(0.20%)

Total cost of origination	2.12%	2.10%	1.79%
Total cost of origination and acquisition	2.39%	2.70%	2.19%

Loan delivery:
Loan sales	$8,924,788	$8,348,537	$12,497,526
Execution price (4)	0.51%	2.82%	1.63%

(1)	Represents non-prime production.

(2)	See “Reconciliation of Non-GAAP Financial Information” on page 44.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

(4)	Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Mortgage Services — Operating Results

			(in 000s)
		Restated
Three months ended	January 31, 2006	January 31, 2005	October 31, 2005
Components of gains on sales:
Gain on mortgage loans	$161,399	$172,381	$66,580
Gain (loss) on derivatives	5,060	30,756	60,750
Gain on sales of residual interests	—	—	28,675
Impairment of residual interests	(8,562)	(4,553)	(8,738)

	157,897	198,584	147,267

Interest income:
Accretion — residual interests	28,849	32,728	33,564
Other interest income	3,464	4,064	4,605

	32,313	36,792	38,169

Loan servicing revenue	106,065	72,928	100,386
Other	218	568	329

Total revenues	296,493	308,872	286,151

Cost of services	83,076	56,766	67,811
Cost of other revenues:
Compensation and benefits	70,647	64,100	84,151
Occupancy	9,169	9,546	10,531
Other	24,682	18,698	28,737

	104,498	92,344	123,419
Selling, general and administrative	41,466	44,279	48,682

Total expenses	229,040	193,389	239,912

Pretax income	$67,453	$115,483	$46,239

Three months ended January 31, 2006 compared to January 31, 2005
Mortgage Services’ revenues decreased $12.4 million, or 4.0%, for the three months ended January 31, 2006 compared to the prior year. Revenues decreased as a result of lower margins on mortgage loans sold and a decline in gains on derivatives, partially offset by higher loan servicing revenue.
The following table summarizes the key drivers of gains on sales of mortgage loans:

	(dollars in 000s)
Three months ended January 31,	2006	2005

Application process:
Total number of applications	75,103	84,810
Number of sales associates (1)	3,486	3,523
Closing ratio (2)	61.4%	60.4%
Originations:
Total number of originations	46,134	51,267
Weighted average interest rate for borrowers (WAC)	8.27%	7.30%
Average loan size	$194	$164
Total originations	$8,952,487	$8,393,735
Direct origination and acquisition expenses, net	$85,974	$102,878
Revenue (loan value):
Net gain on sale — gross margin (3)	1.86%	2.42%

(1)	Includes all direct sales and back office sales support associates.

(2)	Percentage of loans funded divided by total applications in the period.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.
     Despite a 6.7% increase in loan origination volume, gains on sales of mortgage loans decreased $11.0 million, primarily as a result of moderating demand by loan buyers and rapidly rising two-year swap rates. Market interest rates, based on the two-year swap, increased from an average of 3.39% last year to 4.83% in the current quarter. However, our WAC increased only 97 basis points, up to 8.27% from 7.30% in the prior year. Because of poor alignment of our WAC with market rates and increases in our funding costs, our gross margin declined 56 basis points, to 1.86% from 2.42% last year.

     The value of MSRs we recorded in the third quarter increased to 67 basis points from 43 basis points in the prior year, which coupled with an increase in origination volume, resulted in an increase of $24.3 million in gains on sales of mortgage loans. In the second quarter of fiscal year 2006, we completed an evaluation of the assumptions used to value our MSRs. Based on the changes in our assumptions as a result of this evaluation, the gain on sale for our retained MSRs increased by approximately 14 basis points, primarily as a result of lower servicing costs, in particular interest paid to bondholders on monthly loan prepayments. In addition, the increase in average loan size to $194,000 from $164,000 in the current quarter resulted in an approximate 8 basis point increase in the value of retained MSRs.
     To mitigate the risk of short-term changes in market interest rates related to our loan originations, we use interest rate swaps and forward loan sale commitments. We generally enter into interest rate swap arrangements related to existing loan applications with rate-lock commitments and for rate-lock commitments we expect to make in the next two to three weeks. During the current quarter, we recorded a net $5.1 million in gains, compared to $30.8 million in the prior year, related to our various derivative instruments. See note 8 to the condensed consolidated financial statements.
     During the current quarter, our available-for-sale residual interests performed better than expected in our internal valuation models, with lower credit losses than originally modeled, partially offset by higher interest rates. We recorded favorable pretax mark-to-market adjustments, which increased the fair value of our residual interests $16.8 million during the quarter. These adjustments were recorded, net of write-downs of $3.7 million and deferred taxes of $5.0 million, in other comprehensive income and will be accreted into income throughout the remaining life of those residual interests. Offsetting this increase were impairments of $8.6 million, which were recorded in gains on sales of mortgage assets. Future changes in interest rates or other assumptions, based on market conditions or actual loan pool performance, could cause additional adjustments to the fair value of the residual interests and could cause changes to the accretion of these residual interests in future periods.
     The following table summarizes the key drivers of loan servicing revenues:

	(dollars in 000s)
Three months ended January 31,	2006	2005

Average servicing portfolio:
With related MSRs	$59,344,676	$41,753,865
Without related MSRs	21,046,638	15,584,677

	$80,391,314	$57,338,542

Ending servicing portfolio:
With related MSRs	$60,787,507	$43,642,212
Without related MSRs	15,994,170	15,342,627

	$76,781,677	$58,984,839

Number of loans serviced	466,026	387,619
Average delinquency rate	5.58%	5.02%
Weighted average FICO score	621	621
Weighted average interest rate (WAC) of portfolio	7.63%	7.38%
Value of MSRs	$262,369	$147,511
     Loan servicing revenues increased $33.1 million, or 45.4%, compared to the prior year. The increase reflects a higher loan servicing portfolio resulting from our continued origination growth. The average servicing portfolio for the three months ended January 31, 2006 increased $23.1 billion, or 40.2%, to $80.4 billion. The annualized rate earned on our entire servicing portfolio was 34 basis points for the current quarter, compared to 37 basis points in the prior year.
     Total expenses for the three months ended January 31, 2006, increased $35.7 million, or 18.4%, over the prior year. Cost of services increased $26.3 million as a result of a higher average servicing portfolio during the current quarter and increased amortization of MSRs.
     Cost of other revenues increased $12.2 million, primarily due to $6.5 million in increased compensation and benefits as a result of an increase in the average number of sales associates during the period and origination-based incentives. Other expenses increased $6.0 million primarily as a result of $6.1 million in additional interest expense related to mortgage loans held on our balance sheet.
     Selling, general and administrative expenses decreased $2.8 million due to a reduction in corporate staffing levels.
     Pretax income decreased $48.0 million to $67.5 million for the three months ended January 31, 2006.
Three months ended January 31, 2006 compared to October 31, 2005
Mortgage Services’ revenues increased $10.3 million, or 3.6%, for the three months ended January 31, 2006, compared to the second quarter. Revenues increased primarily due to improving margins and higher loan servicing revenue, partially offset by lower gains on derivatives and a gain on sale of residual interests recorded in the second quarter.
The following table summarizes the key drivers of gains on sales of mortgage loans:

	(dollars in 000s)
Three months ended	January 31, 2006	October 31, 2005

Application process:
Total number of applications	75,103	105,444
Number of sales associates (1)	3,486	3,910
Closing ratio (2)	61.4%	63.8%
Originations:
Total number of originations	46,134	67,264
Weighted average interest rate for borrowers (WAC)	8.27%	7.48%
Average loan size	$194	$188
Total originations	$8,952,487	$12,620,808
Direct origination and acquisition expenses, net	$85,974	$120,981
Revenue (loan value):
Net gain on sale — gross margin (3)	1.86%	1.01%

(1)	Includes all direct sales and back office sales support associates.

(2)	Percentage of loans funded divided by total applications in the period.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.
     Gains on sales of mortgage loans increased $94.8 million primarily as a result of better pricing in the market coupled with increases in our coupon rates and lower origination expenses. We implemented a series of increases in our coupon rate beginning in September 2005 and continuing into our third quarter, and as a result, our WAC increased 79 basis points, from 7.48% to 8.27%. These rate changes, which were partially offset by lower gains on derivatives, caused our net gain on sale — gross margin to increase 85 basis points. Our loan origination volumes decreased 29.1% from the second quarter.
     To mitigate the risk of short-term changes in market interest rates, we use interest rate swaps and forward loan sale commitments. We recorded $5.1 million in net gains during the third quarter, compared to $60.8 million in the second quarter, related to our various derivative instruments. See note 8 to the condensed consolidated financial statements.
     During the preceding quarter, we recorded a $28.7 million gain on the sale of available-for-sale residual interests. This gain accelerated cash flows from residual interests, and resulted in realization of previously recorded unrealized gains included in other comprehensive income. We had no similar transaction in the current quarter.

     The following table summarizes the key drivers of loan servicing revenues:

		(dollars in 000s)
Three months ended	January 31, 2006	October 31, 2005

Average servicing portfolio:
With related MSRs	$59,344,676	$55,150,897
Without related MSRs	21,046,638	22,065,265

	$80,391,314	$77,216,162

Ending servicing portfolio:
With related MSRs	$60,787,507	$57,760,816
Without related MSRs	15,994,170	24,614,920

	$76,781,677	$82,375,736

Number of loans serviced	466,026	500,935
Average delinquency rate	5.58%	4.37%
Weighted average FICO score	621	622
Weighted average interest rate (WAC) of portfolio	7.63%	7.47%
Value of MSRs	$262,369	$245,928
     Loan servicing revenues increased $5.7 million, or 5.7%, compared to the second quarter. The increase reflects a higher average loan servicing portfolio, which increased $3.2 billion, or 4.1%. The annualized rate earned on our entire servicing portfolio was 34 basis points for the current quarter, which was flat compared to the second quarter rate.
     Total expenses decreased $10.9 million compared to the second quarter. Cost of services increased $15.3 million as a result of a higher average servicing portfolio during the current quarter. Cost of other revenues decreased $18.9 million, primarily due to a $13.5 million decrease in compensation and benefits as a result of 10.8% decrease in sales associates and lower origination-based incentives. Other expenses decreased $4.1 million for the current quarter, primarily due to cost savings initiatives, partially offset by $2.2 million in additional interest expense.
     Selling, general and administrative expenses declined $7.2 million, or 14.8%, due to cost savings initiatives and lower marketing expenses.
     Pretax income increased $21.2 million, or 45.9%, for the three months ended January 31, 2006 compared to the preceding quarter.

Mortgage Services — Operating Statistics

		(dollars in 000s)
		Restated
Nine months ended	January 31, 2006	January 31, 2005
Volume of loans originated:
Wholesale (non-prime)	$28,557,235	$18,887,536
Retail:Non-prime	2,730,272	2,197,898
Prime	1,173,417	637,801

	$32,460,924	$21,723,235

Loan characteristics:
Weighted average FICO score (1)	625	611
Weighted average interest rate for borrowers (1)	7.71%	7.32%
Weighted average loan-to-value (1)	80.6%	78.6%

Origination margin (% of origination volume): (2)
Loan sale premium	1.39%	2.83%
Residual cash flows from beneficial interest in Trusts	0.54%	0.66%
Gain (loss) on derivative instruments	0.28%	0.13%
Loan sale repurchase reserves	(0.15%)	(0.15%)
Retained mortgage servicing rights	0.60%	0.44%

	2.66%	3.91%
Cost of acquisition	(0.39%)	(0.56%)
Direct origination expenses	(0.60%)	(0.71%)

Net gain on sale — gross margin (3)	1.67%	2.64%
Other revenues	(0.01%)	0.04%
Other cost of origination	(1.32%)	(1.57%)

Net margin	0.34%	1.11%

Total cost of origination	1.92%	2.28%
Total cost of origination and acquisition	2.31%	2.84%

Loan delivery:
Loan sales	$32,265,319	$21,653,373
Execution price (4)	1.68%	3.21%

(1)	Represents non-prime production.

(2)	See “Reconciliation of Non-GAAP Financial Information” on page 44.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

(4)	Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Mortgage Services — Operating Results

		(in 000s)
		Restated
Nine months ended	January 31, 2006	January 31, 2005

Components of gains on sales:
Gain on mortgage loans	$450,199	$544,428
Gain (loss) on derivatives	91,896	28,826
Gain on sales of residual interests	28,675	—
Impairment of residual interests	(29,175)	(7,162)

	541,595	566,092

Interest income:
Accretion — residual interests	93,190	96,242
Other interest income	10,837	7,948

	104,027	104,190

Loan servicing revenue	296,720	193,690
Other	740	1,205

Total revenues	943,082	865,177

Cost of services	215,279	159,558
Cost of other revenues:
Compensation and benefits	235,081	165,220
Occupancy	32,329	26,468
Other	76,297	58,040

	343,707	249,728
Selling, general and administrative	135,936	122,911

Total expenses	694,922	532,197

Pretax income	$248,160	$332,980

Nine months ended January 31, 2006 compared to January 31, 2005
Mortgage Services’ revenues increased $77.9 million, or 9.0%, for the nine months ended January 31, 2006 compared to the prior year. Revenues increased as a result of higher loan servicing revenues, increased gains on derivatives and a gain on sale of residual interests, partially offset by lower margins on mortgage loans sold and impairments of residual interests.
     The following table summarizes the key drivers of gains on sales of mortgage loans:

	(dollars in 000s)
Nine months ended January 31,	2006	2005

Application process:
Total number of applications	290,476	232,001
Number of sales associates (1)	3,486	3,523
Closing ratio (2)	61.8%	58.9%
Originations:
Total number of originations	179,439	136,615
Weighted average interest rate for borrowers (WAC)	7.71%	7.32%
Average loan size	$181	$159
Total originations	$32,460,924	$21,723,235
Direct origination and acquisition expenses, net	$321,177	$275,217
Revenue (loan value):
Net gain on sale — gross margin (3)	1.67%	2.64%

(1)	Includes all direct sales and back office sales support associates.

(2)	Percentage of loans funded divided by total applications in the period.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.
     Gains on sales of mortgage loans decreased $94.2 million, primarily as a result of rapidly rising two-year swap rates and moderating demand by loan buyers, partially offset by increased origination volume. Market interest rates, based on the two-year swap, increased from an average of 3.10% last year to 4.45% in the current year. However, our WAC increased only 39 basis points, up to 7.71% from 7.32% in the prior year. Because our WAC was not more aligned with market rates, increased funding costs and poor pricing in the market, offset by derivative gains, our gross margin declined 97 basis points, to 1.67% from 2.64% last year. Origination volumes increased 49.4% over the prior year, due to increased productivity of our account executives and support staff, new product introductions, increased applications and a higher closing ratio.
     Changes in our MSR assumptions, an increase in the average loan size and an increase in origination volume resulted in an increase of $101.7 million related to the retained MSR component of gains on sales of mortgage loans.
     As a result of rising interest rates and an increase in the notional amounts of interest rate swaps in place as a result of increased origination volumes during the current year, we recorded a net $91.9 million in gains, compared to $28.8 million in the prior year, related to our various derivative instruments. See note 8 to the condensed consolidated financial statements.
     We recorded a $0.6 million net favorable mark-to-market adjustment for our trading residuals during the current period, and a gain of $28.7 million on the sale of residual interests. During the prior year, we recorded $5.4 million in net favorable mark-to-market adjustments for our trading residuals.
     During the nine months ended January 31, 2006, our available-for-sale residual interests performed better than expected in our internal valuation models, with lower credit losses than originally modeled, partially offset by higher interest rates. We recorded favorable pretax mark-to-market adjustments, which increased the fair value of our residual interests $47.8 million during the period. These adjustments were recorded, net of write-downs of $8.9 million and deferred taxes of $14.9 million, in other comprehensive income and will be accreted into income throughout the remaining life of those residual interests. Offsetting this increase were impairments of available-for-sale residual interests totaling $29.2 million, which were recorded in gains on sales of mortgage assets. Impairments increased $22.0 million over the prior year due to interest rates increasing greater than originally modeled and a decline in the value of older residuals based on loan performance.
     During the current year, Gulf Coast hurricanes caused severe damage to property, including property securing mortgage loans underlying our beneficial and residual interests. As of January 31, 2006, we have exposure to losses related to approximately $359 million of loans in the affected areas, including $338 million related to loans underlying securitizations in which we hold a residual interest and $21 million related to loans that are in the Trusts or have been repurchased from the Trusts. At January 31, 2006, total 31+ days delinquencies in the affected areas were approximately $106 million, compared to approximately $50 million that were 31+ days delinquent prior to the hurricanes. We recorded a specific provision for estimated losses arising from hurricane damage totaling $6.0 million during our second quarter, based on an analysis of delinquent loans within the federally declared disaster areas. Of the total provision, $3.1 million was recorded as a reserve for losses on loans that we have or may be required to repurchase pursuant to existing standard representations and warranties, and $2.9 million was recorded as an impairment of our residual interests. There were no significant changes to the reserves during the third quarter. In addition to the residual impairments recorded this quarter, future write-downs of residual interests may be incurred and recorded in other comprehensive income. We are continuing to analyze our exposure to potential losses and the amount of losses ultimately realized may differ from amounts previously recorded.

The following table summarizes the key drivers of loan servicing revenues:

	(dollars in 000s)
Nine months ended January 31,	2006	2005

Average servicing portfolio:
With related MSRs	$54,784,155	$39,593,946
Without related MSRs	21,210,097	12,586,192

	$75,994,252	$52,180,138

Ending servicing portfolio:
With related MSRs	$60,787,507	$43,642,212
Without related MSRs	15,994,170	15,342,627

	$76,781,677	$58,984,839

Number of loans serviced	466,026	387,619
Average delinquency rate	4.76%	5.03%
Weighted average FICO score	621	616
Weighted average interest rate (WAC) of portfolio	7.51%	7.50%
Value of MSRs	$262,369	$147,511
     Loan servicing revenues increased $103.0 million, or 53.2%, compared to the prior year. The increase reflects a higher loan servicing portfolio. The average servicing portfolio for the nine months ended January 31, 2006 increased $23.8 billion, or 45.6%, to $76.0 billion. The annualized rate earned on our entire servicing portfolio was 34 basis points for the current period, compared to 36 basis points in the prior year.
     Total expenses for the nine months ended January 31, 2006, increased $162.7 million, or 30.6%, over the prior year. Cost of services increased $55.7 million as a result of a higher average servicing portfolio during the current period and increased amortization of MSRs. Cost of other revenues increased $94.0 million, primarily due to $69.9 million in increased compensation and benefits as a result of an increase in the average number of sales associates during the period and origination-based incentives. Occupancy expenses increased $5.9 million, or 22.1%, primarily as a result of an increase in branch offices and related equipment and utilities costs. Other expenses increased $18.3 million primarily as a result of $13.3 million in additional interest expense related to loans held on our balance sheet, coupled with increases in depreciation and supplies.
     Selling, general and administrative expenses increased $13.0 million primarily due to $16.0 million in additional retail marketing costs.
     Pretax income decreased $84.8 million to $248.2 million for the nine months ended January 31, 2006.
Fiscal 2006 outlook
For the fourth quarter of fiscal year 2006, we believe we can achieve funding volumes of approximately $8 billion to $9 billion resulting in full year origination growth of approximately 30%. As a result of higher WACs on funded mortgage loans, a stabilizing external rate environment and further cost-saving measures, we believe we will see origination margins of 90 to 100 basis points in the fourth quarter, resulting in an origination margin of 45 to 55 basis points for the full fiscal year. During the fourth quarter, we expect to take actions to reduce staffing levels and close a number of branches, which is estimated to result in a pretax charge of $10 million to $12 million. Excluding the charge associated with these actions, we believe that our fourth quarter cost of origination will approximate 175 basis points.

BUSINESS SERVICES
This segment offers middle-market companies accounting, tax and consulting services, wealth management, retirement resources, payroll and benefits services, corporate finance and financial process outsourcing.
Business Services — Operating Statistics

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005

Accounting, tax and consulting:
Chargeable hours	1,107,398	641,009	2,467,355	1,852,346
Chargeable hours per person	314	332	895	935
Net billed rate per hour	$145	$134	$141	$129
Average margin per person	$25,154	$25,194	$65,567	$64,621
Business Services — Operating Results

	(in 000s)
	Three months ended January 31,		Nine months ended January 31,
		Restated		Restated
	2006	2005	2006	2005

Service revenues:
Accounting, tax and consulting	$187,154	$91,588	$392,772	$259,519
Capital markets	13,567	17,631	44,394	48,309
Payroll, benefits and retirement services	8,796	5,885	25,690	14,384
Other services	16,898	8,805	37,893	22,911

	226,415	123,909	500,749	345,123
Other	9,425	8,963	28,742	25,898

Total revenues	235,840	132,872	529,491	371,021

Cost of services:
Compensation and benefits	130,490	68,695	297,031	206,684
Occupancy	18,339	6,627	37,514	17,031
Other	20,124	8,129	43,421	31,151

	168,953	83,451	377,966	254,866
Selling, general and administrative	67,922	43,505	161,468	125,176

Total expenses	236,875	126,956	539,434	380,042

Pretax income (loss)	$(1,035)	$5,916	$(9,943)	$(9,021)

Three months ended January 31, 2006 compared to January 31, 2005
Business Services’ revenues for the three months ended January 31, 2006 increased $103.0 million, or 77.5%, from the prior year. This increase was primarily due to the acquisition of American Express Tax and Business Services, Inc., which increased accounting, tax and consulting revenues $95.4 million.
     Capital markets revenues declined $4.1 million due to a 34.2% decline in the number of business valuation projects. Payroll, benefits and retirement services revenues increased $2.9 million primarily due to acquisitions completed during the third and fourth quarters of fiscal year 2005. Other service revenues increased $8.1 million as a result of acquisitions completed in the fourth quarter of fiscal year 2005 in our financial process outsourcing business and growth in wealth management services.
     Total expenses increased $109.9 million, or 86.6%, for the three months ended January 31, 2006 compared to the prior year. Cost of services increased $85.5 million, primarily due to a $61.8 million increase in compensation and benefits. Compensation and benefits increased $57.9 million due to the American Express Tax and Business Services, Inc. acquisition. Baseline increases in the number of personnel and the average wage per employee, driven by marketplace competition for professional staff, also contributed to the increase. Occupancy expenses increased $11.7 million due primarily to acquisitions. Other cost of services increased $12.0 million primarily due to the American Express Tax and Business Services, Inc. acquisition.
     Selling, general and administrative expenses increased $24.4 million primarily due to acquisitions and additional costs associated with our business development initiatives.

     The pretax loss for the three months ended January 31, 2006 of $1.0 million, which includes losses of $6.0 million from American Express Tax and Business Services, Inc., compared to pretax income of $5.9 million in the prior year.
     Due to the seasonal nature of this segment’s business, operating results for the three months ended January 31, 2006 are not comparable to the three months ended October 31, 2005 and are not indicative of the expected results for the entire fiscal year.
Nine months ended January 31, 2006 compared to January 31, 2005
Business Services’ revenues for the nine months ended January 31, 2006 increased $158.5 million, or 42.7%, from the prior year. This increase was primarily due to a $133.3 million increase in accounting, tax and consulting revenues resulting primarily from the acquisition of American Express Tax and Business Services, Inc., which increased revenues $115.9 million. We also benefited from a 6.9% increase in the net billed rate per hour, excluding the impact of the acquisition.
     Capital markets revenues declined $3.9 million due to a 19.6% decline in the number of business valuation projects. Payroll, benefits and retirement services revenues increased $11.3 million, or 78.6%, primarily due to acquisitions completed during the third and fourth quarters of fiscal year 2005. Other service revenues increased $15.0 million as a result of acquisitions completed in the fourth quarter of fiscal year 2005 in our financial process outsourcing business and growth in wealth management services.
     Total expenses increased $159.4 million, or 41.9%, for the nine months ended January 31, 2006 compared to the prior year. Cost of services increased $123.1 million, primarily due to a $90.3 million increase in compensation and benefits. Compensation and benefits increased $72.0 million due to the American Express Tax and Business Services, Inc. acquisition. Baseline increases in the number of personnel and the average wage per employee, driven by marketplace competition for professional staff and other acquisitions completed in the third and fourth quarters of fiscal year 2005, also contributed to this increase. Occupancy expenses increased $20.5 million due primarily to acquisitions. Other cost of services increased $12.3 million primarily due to the American Express Tax and Business Services, Inc. acquisition.
     Selling, general and administrative expenses increased $36.3 million primarily due to acquisitions and additional costs associated with our business development initiatives.
     The pretax loss for the nine months ended January 31, 2006 was $9.9 million, which includes losses of $9.3 million from American Express Tax and Business Services, Inc., compared to $9.0 million in the prior year.
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
Investment Services — Operating Statistics

Three months ended	January 31, 2006	January 31, 2005	October 31, 2005

Customer trades (1)	255,879	245,612	233,262
Customer daily average trades	4,127	3,899	3,589
Average revenue per trade (2)	$113.83	$120.62	$123.16
Customer accounts: (3)
Traditional brokerage	426,699	431,902	428,543
Express IRAs	381,859	295,676	378,200

	808,558	727,578	806,743

Ending balance of assets under administration (billions)	$31.4	$28.4	$29.8
Average assets per traditional brokerage account	$72,914	$65,339	$68,837
Average margin balances (millions)	$529	$596	$560
Average customer payable balances (millions)	$769	$989	$794
Number of advisors	956	1,013	995

Included in the numbers above are the following relating to fee-based accounts:
Customer household accounts	8,806	7,263	8,547
Average revenue per account	$2,551	$2,149	$2,164
Ending balance of assets under administration (millions)	$2,420	$1,911	$2,217
Average assets per active account	$270,217	$248,400	$259,355

(1)	Includes only trades on which revenues are earned (“revenue trades”). Revenues are earned on both transactional and annuitized trades.

(2)	Calculated as total trade revenues divided by revenue trades.

(3)	Includes only accounts with a positive balance.

Investment Services — Operating Results

	(in 000s)
		Restated
Three months ended	January 31, 2006	January 31, 2005	October 31, 2005

Service revenue:
Transactional revenue	$23,078	$24,654	$23,332
Annuitized revenue	25,300	18,382	23,062

Production revenue	48,378	43,036	46,394
Other service revenue	8,169	7,000	8,064

	56,547	50,036	54,458

Margin interest revenue	15,947	11,975	14,826
Less: interest expense	(1,789)	(1,090)	(1,363)

Net interest revenue	14,158	10,885	13,463

Other	682	93	734

Total revenues (1)	71,387	61,014	68,655

Cost of services:
Compensation and benefits	35,901	28,986	32,676
Occupancy	5,283	5,948	5,187
Other	5,626	5,530	5,541

	46,810	40,464	43,404
Selling, general and administrative	32,245	40,325	33,157

Total expenses	79,055	80,789	76,561

Pretax loss	$(7,668)	$(19,775)	$(7,906)

(1)	Total revenues, less interest expense.
Three months ended January 31, 2006 compared to January 31, 2005
Investment Services’ revenues, net of interest expense, for the three months ended January 31, 2006 increased $10.4 million, or 17.0%.
     Production revenue increased $5.3 million, or 12.4%, over the prior year. Transactional revenue, which is based on sales of individual securities, decreased $1.6 million, or 6.4%, from the prior year due primarily to a 5.5% decrease in average revenue per transactional trade and a 0.4% decrease in transactional trading volume. Annuitized revenue, which is based on sales of various fee-based products, increased $6.9 million, or 37.6%, due to increased sales of annuities and insurance, wealth management accounts, mutual funds, and unit investment trusts (UITs). The shift in revenues from transactional to annuitized demonstrates our continued move toward an advice-based focus.
     Annualized productivity averaged approximately $201,000 per advisor during the current quarter compared to $172,000 in the prior year. Increased productivity was due to higher production levels across all recruiting classes. Minimum production standards put into place during the fourth quarter of fiscal year 2005 resulted in 122 advisors increasing their production to date. These standards also resulted in 141 low-producing advisors leaving the company to date. We expect average advisor productivity to continue increasing throughout the remainder of the fiscal year.
     Margin interest revenue increased $4.0 million, or 33.2%, from the prior year, as a result of higher interest rates earned, partially offset by a decline in average margin balances.
     Total expenses decreased $1.7 million, or 2.1%. Cost of services increased $6.3 million, or 15.7%, primarily as a result of $6.9 million of additional compensation and benefits expenses resulting from higher production revenues.
     Selling, general and administrative expenses decreased $8.1 million, or 20.0%, primarily due to a $3.9 million decline in legal expenses, due in part to a favorable arbitration outcome. Current quarter results also improved due to reduced back-office headcount relating to cost containment efforts and gains on the disposition of certain assets during the quarter. These decreases were partially offset by increased bonus accruals associated with the segment’s improved performance.
     The pretax loss for Investment Services for the three months ended January 31, 2006 was $7.7 million compared to the prior year loss of $19.8 million.

Three months ended January 31, 2006 compared to October 31, 2005
Investment Services’ revenues, net of interest expense, for the three months ended January 31, 2006 increased $2.7 million, or 4.0% compared to the preceding quarter.
     Production revenue increased $2.0 million, or 4.3%, over the preceding quarter, primarily due to increased sales of wealth management accounts, mutual funds, annuities and insurance.
     Total expenses increased $2.5 million, or 3.3%. Compensation and benefits increased $3.2 million, primarily resulting from higher production revenues. This increase was partially offset by a $2.5 million decrease in legal expenses, due in part to a favorable arbitration outcome.
     The pretax loss for the Investment Services segment was $7.7 million, compared to a loss of $7.9 million in the second quarter of fiscal year 2006.
Investment Services — Operating Statistics

Nine months ended	January 31, 2006	January 31, 2005

Customer trades (1)	715,519	644,469
Customer daily average trades	3,766	3,410
Average revenue per trade (2)	$120.94	$121.68
Customer accounts: (3)
Traditional brokerage	426,699	431,902
Express IRAs	381,859	295,676

	808,558	727,578

Ending balance of assets under administration (billions)	$31.4	$28.4
Average assets per traditional brokerage account	$72,914	$65,339
Average margin balances (millions)	$554	$595
Average customer payable balances (millions)	$801	$988
Number of advisors	956	1,013

Included in the numbers above are the following relating to fee-based accounts:
Customer household accounts	8,806	7,263
Average revenue per account	$2,319	$2,039
Ending balance of assets under administration (millions)	$2,420	$1,911
Average assets per active account	$270,217	$248,400

(1)	Includes only trades on which revenues are earned (“revenue trades”). Revenues are earned on both transactional and annuitized trades.

(2)	Calculated as total trade revenues divided by revenue trades.

(3)	Includes only accounts with a positive balance.

Investment Services — Operating Results

	(in 000s)
		Restated
Nine months ended	January 31, 2006	January 31, 2005

Service revenue:
Transactional revenue	$69,245	$64,594
Annuitized revenue	70,633	54,114

Production revenue	139,878	118,708
Other service revenue	24,440	19,789

	164,318	138,497

Margin interest revenue	44,866	30,773
Less: interest expense	(4,406)	(1,930)

Net interest revenue	40,460	28,843

Other	1,993	176

Total revenues (1)	206,771	167,516

Cost of services:
Compensation and benefits	99,112	84,908
Occupancy	15,635	16,510
Other	16,102	14,885

	130,849	116,303
Selling, general and administrative	99,048	112,095

Total expenses	229,897	228,398

Pretax loss	$(23,126)	$(60,882)

(1)	Total revenues, less interest expense.
Nine months ended January 31, 2006 compared to January 31, 2005
Investment Services’ revenues, net of interest expense, for the nine months ended January 31, 2006 increased $39.3 million, or 23.4%, over the prior year.
     Production revenue increased $21.2 million, or 17.8%, over the prior year. Transactional revenue increased $4.7 million, or 7.2%, from the prior year due primarily to a 6.6% increase in transactional trading volume and a 1.8% increase in average revenue per transactional trade. Annuitized revenue increased $16.5 million, or 30.5%, due to increased sales of annuities, insurance, mutual funds, wealth management accounts and UITs.
     Annualized productivity averaged approximately $187,000 per advisor during the current year compared to $158,000 in the prior year. Increased productivity was due to higher production levels across all recruiting classes. Minimum production standards put into place during the fourth quarter of fiscal year 2005 resulted in 122 advisors increasing their production to date. These standards also resulted in 141 low-producing advisors leaving the company to date.
     Other service revenue increased $4.7 million due to increased money market, account and underwriting fees.
     Margin interest revenue increased $14.1 million, or 45.8%, from the prior year, as a result of higher interest rates earned, partially offset by lower average margin balances.
     Total expenses increased $1.5 million, or 0.7%. Cost of services increased $14.5 million, or 12.5%, primarily as a result of $14.2 million of additional compensation and benefits. This increase is primarily due to higher production revenues, partially offset by cost containment measures implemented in the fourth quarter of fiscal year 2005.
     Selling, general and administrative expenses decreased $13.0 million, or 11.6%, primarily due to a $5.6 million decline in legal expenses, due in part to a favorable arbitration outcome. We also experienced a $4.3 million decline in compensation and benefits from reduced back-office headcount relating to cost containment efforts and $3.2 million in additional gains on the disposition of certain assets during the year. These decreases were partially offset by increased bonuses associated with the segment’s improved performance.
     The pretax loss for Investment Services through January 31, 2006 was $23.1 million compared to the prior year loss of $60.9 million.

Fiscal 2006 outlook
Our fiscal year 2006 outlook for our Investment Services segment has improved slightly from the discussion in our April 30, 2005 Form 10-K/A. We now anticipate the loss for Investment Services for fiscal year 2006 will be approximately $30 million to $37 million less than the loss reported in fiscal year 2005, instead of the $25 million to $35 million improvement we previously discussed.
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
Corporate — Operating Results

	(in 000s)
	Three months ended January 31,		Nine months ended January 31,
		Restated		Restated
	2006	2005	2006	2005

Operating revenues	$5,857	$3,425	$15,266	$10,290
Eliminations	(3,113)	(2,123)	(8,731)	(6,833)

Total revenues	2,744	1,302	6,535	3,457

Corporate expenses:
Interest expense	20,334	20,937	49,566	55,673
Other	12,559	12,317	44,396	35,422

	32,893	33,254	93,962	91,095

Shared services:
Information technology	30,068	29,023	85,615	81,435
Marketing	52,574	46,030	63,655	57,292
Finance	11,072	9,107	36,138	26,620
Other	38,610	31,584	82,944	78,179

	132,324	115,744	268,352	243,526

Allocation of shared services	(131,952)	(117,297)	(268,370)	(245,096)
Other income, net	3,511	18,398	12,430	20,574

Pretax loss	$(27,010)	$(12,001)	$(74,979)	$(65,494)

Three months ended January 31, 2006 compared to January 31, 2005
Marketing department expenses increased $6.5 million, or 14.2%, due primarily to an increase in digital advertising efforts. Finance department expenses increased $2.0 million, primarily due to additional consulting expenses and increases in compensation expenses. Other support department expenses increased $7.0 million primarily due to increases in stock-based compensation expenses.
     Other income declined $14.9 million primarily as a result of a $16.7 million legal recovery we received during the prior year quarter.
     The pretax loss was $27.0 million, compared with last year’s third quarter loss of $12.0 million.
     Due to the nature of this segment, the three months ended January 31, 2006 are not comparable to the three months ended October 31, 2005 and are not indicative of the expected results for the entire fiscal year.
     Our effective tax rate for the quarter increased to 52.3% compared to 38.8% in the prior year. This increase is due to an additional $3.4 million in income tax expense in the current quarter related to the correction of errors in state income taxes for periods prior to May 1, 2003. See discussion of restatement in note 2A to the condensed consolidated financial statements.
Nine months ended January 31, 2006 compared to January 31, 2005
Corporate expenses increased $2.9 million primarily due an increase of $4.6 million in allocated costs from finance shared services and $1.5 million in additional consulting, accounting and auditing expenses related to the restatement of our previously issued financial statements. These increases were partially offset by a decline of $6.1 million in interest expense.
     Our consolidated interest expense, both operating and non-operating, totaled $74.3 million for the nine months ended January 31, 2006, an increase of $9.3 million over the prior year. Of the $74.3 million in total interest, $37.0 million related to interest expense on previous acquisitions, with the remaining $37.3 million related to our operations recorded directly in our operating segments. Intercompany interest expense, which is also recorded directly in our operating segments, is eliminated within the Corporate segment. These eliminations resulted in the decline of $6.1 million in interest expense recorded in our Corporate segment for the current period.
     Information technology department expenses increased $4.2 million primarily due to higher compensation and benefits. Marketing department expenses increased $6.4 million primarily due to an increase in digital advertising. Finance department expenses increased $9.5 million, primarily due to $5.1 million of additional consulting expenses and an increase of $4.5 million in compensation expenses. Other support department expenses increased $4.8 million primarily due to increases in stock-based compensation and legal department expenses, partially offset by a decrease in supply department expenses.
     Other income decreased $8.1 million primarily as a result of a $16.7 million legal recovery received during the prior year, partially offset by a $3.4 million gain recognized on the sale of an investment in the current year.
     The pretax loss was $75.0 million, compared with last year’s loss of $65.5 million.
     Our effective tax rate for the nine months ended January 31, 2006 decreased to 36.8% compared to 38.7% in the prior year. This decrease is due to an additional $3.4 million in income tax expense in the current quarter related to the correction of errors in state income taxes for periods prior to May 1, 2003. See discussion of restatement in note 2A to the condensed consolidated financial statements.
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
     Cash From Operations. Cash used in operations totaled $1.7 billion and $1.6 billion for the nine months ended January 31, 2006 and 2005, respectively. The increase in cash used in operating activities is primarily due to increases in mortgage loans held for sale and MSRs during the current year and increased losses. These items were partially offset by a decline in income tax payments. Income tax payments totaled $224.8 million during the current year, a decrease of $181.8 million from the prior year.
     Issuance of Common Stock. We issue shares of common stock, in accordance with our stock-based compensation plans, out of treasury shares. Proceeds from the issuance of common stock totaled $105.8 million and $119.9 million for the nine months ended January 31, 2006 and 2005, respectively.
     Dividends. Dividends paid totaled $118.7 million and $106.4 million for the nine months ended January 31, 2006 and 2005, respectively. On June 8, 2005, our Board of Directors declared a two-for-one stock split of the Company’s Common Stock in the form of a 100% stock distribution, effective August 22, 2005, to shareholders of record as of the close of business on August 1, 2005. All share and per share amounts in this document have been adjusted to reflect the retroactive effect of the stock split.
     Share Repurchases. On June 9, 2004, our Board of Directors approved an authorization to repurchase 15 million shares. During the nine months ended January 31, 2006, we repurchased 9.0 million shares pursuant to this authorization and a prior authorization at an aggregate price of $254.2 million or an average price of $28.18 per share. There are 10.5 million shares remaining under this authorization at January 31, 2006. We plan to continue to purchase shares on the open market in accordance with this authorization, subject to various factors including the price of the stock, the availability of excess cash, our ability to maintain liquidity and financial flexibility, securities law restrictions, targeted capital levels and other investment opportunities available.
     Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents — restricted totaled $430.7 million at January 31, 2006 compared to $516.9 million at April 30, 2005. Investment Services held $376.0 million of this total segregated in a special reserve account for the exclusive benefit of customers. Restricted cash held by Mortgage Services totaled $48.1 million and is held primarily for outstanding commitments to fund mortgage loans. Restricted cash of $6.6 million at January 31, 2006 held by Business Services is related to funds held to pay payroll taxes on behalf of its customers.
     Segment Cash Flows. A condensed consolidating statement of cash flows by segment for the nine months ended January 31, 2006 follows. Generally, interest is not charged on intercompany activities between segments.

	(in 000s)
	Tax	Mortgage	Business	Investment		Consolidated
	Services	Services	Services	Services	Corporate	H&R Block

Cash provided by (used in):
Operations	$(1,047,425)	$(349,287)	$5,279	$14,691	$(312,805)	$(1,689,547)
Investing	(49,221)	72,246	(220,392)	9,143	(66,048)	(254,272)
Financing	(2,051)	—	(21,013)	5,642	2,321,208	2,303,786
Net intercompany	1,315,359	281,885	250,446	(10,544)	(1,837,146)	—
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
     Tax Services. Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in the fourth quarter. Tax Services used $1.0 billion in its current nine-month operations to cover off-season costs and working capital requirements. Cash used for seasonal working capital requirements was partially offset by a signing bonus received from HSBC during the second quarter in connection with the execution of a RAL distribution agreement. The signing bonus was recorded as deferred revenue at January 31, 2006. This segment also used $49.2 million in investing activities, primarily related to capital expenditures and acquisitions.
     Mortgage Services. This segment primarily generates cash as a result of the sale and securitization of mortgage loans and residual interests, and as its residual interests begin to cash flow. Mortgage Services used $349.3 million in cash from operating activities primarily due to a $192.0 million increase in mortgage loans held for sale at January 31, 2006. Additionally, net additions to MSRs totaled $95.8 million and servicing advances increased $61.5 million. Cash flows from investing activities consist of $74.9 million in cash receipts on residual interests and $30.5 million in cash received for the sale of residual interests, partially offset by $32.9 million in capital expenditures.
     Warehouse funding. To finance our prime originations, we utilize an on-balance sheet warehouse facility with capacity up to $25 million. This annual facility bears interest at one-month LIBOR plus 140 to 200 basis points. As of January 31, 2006 and April 30, 2005, the balance outstanding under this facility was $0.4 million and $4.4 million, respectively.
     To fund our non-prime originations, we utilize nine off-balance sheet warehouse Trusts. The facilities used by the Trusts had a total committed capacity of $15.0 billion as of January 31, 2006. Amounts drawn on the facilities by the Trusts totaled $11.2 billion at January 31, 2006. See additional discussion below in “Off-Balance Sheet Financing Arrangements.”
     We believe the sources of liquidity available to the Mortgage Services segment are sufficient for its needs.
     Business Services. Business Services funding requirements are largely related to receivables for completed work and “work in process.” We provide funding sufficient to cover their working capital needs. This segment provided $5.3 million in operating cash flows during the first nine months of the year. Business Services used $220.4 million in investing activities primarily related to the American Express Tax and Business Services, Inc. acquisition and, to a lesser extent, capital expenditures.
     Investment Services. Investment Services, through HRBFA, is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers. At January 31, 2006, HRBFA’s net capital of $117.6 million, which was 20.1% of aggregate debit items, exceeded its minimum required net capital of $11.7 million by $105.9 million.

     In the first nine months of fiscal year 2006, Investment Services provided $14.7 million in cash from its operating activities primarily due to working capital changes, including the timing of cash deposits that are restricted for the benefit of customers.
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
     Pledged securities at January 31, 2006 totaled $51.9 million, an excess of $11.7 million over the margin requirement. Pledged securities at the end of fiscal year 2005 totaled $44.6 million, an excess of $7.9 million over the margin requirement.
     We believe the funding sources for Investment Services are stable. Liquidity risk within this segment is primarily limited to maintaining sufficient capital levels to obtain securities lending liquidity to support margin borrowing by customers.
OFF-BALANCE SHEET FINANCING ARRANGEMENTS
Substantially all non-prime mortgage loans we originate are sold daily to the Trusts. The Trusts purchase the loans from us utilizing nine warehouse facilities that were arranged by us, bear interest at one-month LIBOR plus 45 to 400 basis points and expire on various dates during the year. During the third quarter, the warehouse facilities were increased from $13.5 billion to $15.0 billion. An additional uncommitted facility of $1.5 billion brings total capacity to $16.5 billion.
     There have been no other material changes in our off-balance sheet financing arrangements from those reported at April 30, 2005 in our Annual Report on Form 10-K/A.
COMMERCIAL PAPER ISSUANCE AND SHORT-TERM BORROWINGS
We maintain two unsecured CLOCs for working capital, support of our commercial paper program and general corporate purposes. In August 2005, the first CLOC expired and was replaced with a new $1.0 billion CLOC, which expires in August 2010. Also in August 2005, the second CLOC was extended, and now expires in August 2010. These CLOCs were undrawn at January 31, 2006.
     We obtained an additional $900.0 million line of credit for the period of January 3 to February 24, 2006 to back-up peak commercial paper issuance or use as an alternate source of funding for RAL participations. This line is subject to various covenants, substantially similar to the primary CLOCs. The balance outstanding on this facility at January 31, 2006 was $550.0 million.
     There have been no other material changes in our commercial paper program from those reported at April 30, 2005 in our Annual Report on Form 10-K/A.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
As a result of our failure to file this Form 10-Q by the SEC’s prescribed due date, we will be unable to issue any debt securities under our shelf registration statement for a period of twelve calendar months after the month of our filing.
     There have been no other material changes in our contractual obligations and commercial commitments from those reported at April 30, 2005 in our Annual Report on Form 10-K/A.
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
Origination Margin

	(dollars in 000s)
	Three months ended			Nine months ended
		Restated			Restated
	January 31,	January 31,	October 31,	January 31,	January 31,
	2006	2005	2005	2006	2005

Total expenses	$229,040	$193,389	$239,912	$694,922	$532,197
Add: Expenses netted against gain on sale revenues	85,974	102,878	120,981	321,177	275,217
Less:
Cost of services	83,076	56,766	67,811	215,279	159,558
Cost of acquisition	24,305	50,084	50,591	127,201	122,194
Allocated support departments	6,549	6,244	6,793	19,173	18,391
Other	11,291	6,900	10,300	29,891	10,900

	$189,793	$176,273	$225,398	$624,555	$496,371

Divided by origination volume	$8,952,487	$8,393,735	$12,620,808	$32,460,924	$21,723,235
Total cost of origination	2.12%	2.10%	1.79%	1.92%	2.28%
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
     In February 2006, as a result of the ongoing controls and procedural work to remediate the material weakness in the Company’s internal controls over accounting for income taxes as of April 30, 2005, management discovered additional income tax errors which required the restatement of prior periods. In preparation for its 10-Q filing, management reviewed this disclosure and believes it accurately describes the nature of the internal control deficiencies that contributed to the material weakness as of April 30, 2005.
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
     Additionally, in our efforts to remediate the material weakness management has engaged a third-party firm to assist us in performing a comprehensive evaluation of the corporate tax function, including resource requirements. Since August 1, 2005, we have hired a Senior Vice President — Corporate Tax, an Income Tax Accounting Manager, a Corporate Tax Manager and two additional Tax Analysts. In addition to implementing management’s action plan addressing items from the comprehensive evaluation, we will continue to monitor the improvements in the controls over accounting for income taxes to ensure remediation of the material weakness.
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
     The amounts claimed in the RAL Cases have been very substantial in some instances. We have successfully defended against numerous RAL Cases, although several of the RAL Cases are still pending. Of the RAL Cases that are no longer pending, some were dismissed on our motions for dismissal or summary judgment, and others were dismissed voluntarily by the plaintiffs after denial of class certification. Other cases have been settled, with one settlement resulting in a pretax expense of $43.5 million in fiscal year 2003 (the “Texas RAL Settlement”). On December 21, 2005, we entered into a settlement agreement, subject to final court approval, regarding four RAL Cases entitled Deadra D. Cummins, et al. v. H&R Block, Inc. et al.; Mitchell v. H&R Block, Inc. et al.; Green v. H&R Block, Inc. et al.; and Becker v. H&R Block, Inc. (the “Cummins Settlement Agreement”). Pursuant to the terms of the Cummins Settlement Agreement, we will contribute a total of up to $62.5 million in cash for purposes of making payments to the settlement class, paying all attorneys’ fees and costs to class counsel and covering service awards to the representative plaintiffs. In addition, we will pay costs for providing notice of the settlement to settlement class members. We recorded a reserve of $52.2 million related to this settlement in our third quarter.
     We believe we have meritorious defenses to the RAL Cases and we intend to defend the remaining RAL Cases vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate. Likewise, there can be no assurances regarding the impact of the RAL Cases on our financial statements. We have accrued our best estimate of the probable loss related to the RAL Cases. The following is updated information regarding the pending RAL Cases that are class actions or putative class actions in which developments occurred during or after the three months ended January 31, 2006:
     Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al., (formerly Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., Block Financial Corporation, et al.) Case No. 98 C 2178, United States District Court for the Northern District of Illinois, Eastern Division, instituted on April 18, 1998. In March 2004, the court either dismissed or decertified all of the plaintiffs’ claims other than part of one count alleging violations of the racketeering and conspiracy provisions of the Racketeer Influenced and Corrupt Organizations Act. On January 23, 2006, the court granted our motion for partial summary judgment applying a four-year RICO statute of limitations to the plaintiffs’ claims, reducing the class period to primarily the 1995 and 1996 tax seasons and reducing the class size to approximately 1.7 million members. This class action case is scheduled to go to trial on May 15, 2006. We intend to continue defending the case vigorously, but there are no assurances as to its outcome. We have, however, engaged in settlement discussions with counsel for the plaintiffs and, while no definitive agreement has been reached, plan to pursue those negotiations to either conclusion or take the matter to trial. During the quarter ended January 31, 2006, we increased our legal reserves related to this matter by $19.5 million in connection with these developments.
     Deadra D. Cummins, et al. v. H&R Block, Inc., et al., Case No. 03-C-134 in the Circuit Court of Kanawha County, West Virginia, instituted on January 22, 2003. This case is stayed and will be resolved as part of the Cummins Settlement Agreement, subject to final approval.
     Joyce Green, et al. v. H&R Block, Inc., Block Financial Corporation, et al., Case No. 97195023, in the Circuit Court for Baltimore City, Maryland, instituted on July 14, 1997. This case is stayed and will be resolved as part of the Cummins Settlement Agreement, subject to final approval.

     Levon and Geral Mitchell, et al. v. H&R Block,, Inc. and Ruth Wren, Case No. CV-95-2067, in the Circuit Court of Mobile County, Alabama, instituted on June 13, 1995. This case is stayed and will be resolved as part of the Cummins Settlement Agreement, subject to final approval.
     Lynn Becker v. H&R Block, Inc., Case No. CV-2004-03-1680 in the Court of Common Pleas, Summit County, Ohio, Instituted on April 15, 2004. This case is stayed and will be resolved as part of the Cummins Settlement Agreement, subject to final approval.
     On February 15, 2006, the California attorney general filed a lawsuit in the Superior Court of California, City and County of San Francisco entitled The People of California v. H&R Block, Inc., H&R Block Services, Inc., H&R Block Enterprises, Inc., H&R Block Tax Services, Inc., Block Financial Corporation, HRB Royalty, Inc. and Does 1 through 50. The complaint alleges, among other things, untrue, misleading or deceptive statements in marketing RALS and unfair competition with respect to debt collection activities. The complaint seeks equitable relief, civil penalties and restitution. We intend to defend the case vigorously, but there are no assurances as to its outcome.
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
     On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York entitled The People of New York v. H&R Block, Inc. and H&R Block Financial Services, Inc. The complaint alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product. The complaint seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. A number of civil actions were subsequently filed against us concerning the matter. We intend to defend these cases vigorously, but there are no assurances as to their outcome.
     On or about March 16, 2006, two shareholder derivative actions were initiated against the Board of Directors and certain company officers. The cases involve claims that the defendants failed to properly manage certain company activities resulting in a restatement of financial results due to state tax miscalculations. These cases are pending in the Circuit Court of Jackson County, Missouri and are styled Priscilla Fisk v. Mark A. Ernst, Jeffrey E. Nachbor, William L. Trubeck, Melanie K. Coleman, Frank J. Cotroneo, Thomas M. Bloch, Donna R. Ecton, Henry F. Frigon, Roger W. Hale, Len J. Lauer, David Baker Lewis, Tom D. Seip, Louis W. Smith, Ray Wilkins Jr. and Kenneth Baum. The plaintiff in the second action is Robert Lang. The named defendants in the Lang matter are the same as in Fisk. We intend to defend these cases vigorously, but there are no assurances as to their outcome.
     Subsequent to February 2006, a number of putative class actions alleging violations of certain securities laws were filed. The actions seek unspecified damages and equitable relief. We intend to defend these cases vigorously, but there are no assurances as to its outcome.
     We have from time to time been party to claims and lawsuits not discussed herein arising out of our business operations. These claims and lawsuits include actions by state attorneys general, individual plaintiffs, and cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. Some of these claims and lawsuits pertain to RALs, the electronic filing of customers’ income tax returns, the POM guarantee program and our Express IRA program. We believe we have meritorious defenses to each of these claims, and we are defending or intend to defend them vigorously, although there is no assurance as to their outcome.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
A summary of our purchases of H&R Block common stock during the third quarter of fiscal year 2006 is as follows:

	(shares in 000s)
			Total Number of Shares	Maximum Number
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased (1)	per Share	Plans or Programs (2)	the Plans or Programs (2)

November 1 — November 30	—	$—	—	10,494
December 1 — December 31	2	$24.97	—	10,494
January 1 — January 31	11	$25.50	—	10,494

(1)	All shares were purchased in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on restricted shares.

(2)	On June 9, 2004, our Board of Directors approved the repurchase of 15 million shares of H&R Block, Inc. common stock. This authorization has no expiration date.
ITEM 6. EXHIBITS
10.1	Amendment Number One to the Amended and Restated Sale and Servicing Agreement dated November 11, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-5, and Wells Fargo Bank, N.A.

10.2	Amendment Number Four to the Second Amended and Restated Sale and Servicing Agreement dated March 8, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2001-2, and Wells Fargo Bank, N.A.

10.3	Amendment Number Seven to the Amended and Restated Note Purchase Agreement dated November 25, 2003 among Option One Loan Warehouse Corporation, the Option One Owner Trust 2001-2, and Bank of America, N.A.

10.4	Amendment Number Eight to the Amended and Restated Indenture dated as of November 25, 2003 between Option One Owner Trust 2001-2 and Wells Fargo Bank, N.A.

10.5	Agreement of Settlement dated December 23, 2005 among H&R Block, Inc., H&R Block Services, Inc., H&R Block Tax Services, Inc., Block Financial Corporation, HRB Royalty, Inc., H&R Block Eastern Enterprises, Inc., Deadra D. Cummins, Ivan and LaDonna Bell, Levon Mitchell, Geral Mitchell, Joyce Green, Lynn Becker, Justin Sevey, Maryanne Hoekman and Renea Griffith.*

10.6	Sale and Servicing Agreement dated as of December 30, 2005, among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2005-9, and Wells Fargo Bank, N.A.

10.7	Note Purchase Agreement dated as of December 30, 2005, among Option One Loan Warehouse Corporation, Option One Owner Trust 2005-9, DB Structured Products, Inc., Gemini Securitization Corp., LLC, Aspen Funding Corp. and Newport Funding Corp.

10.8	Indenture dated as of December 30, 2005, between Option One Owner Trust 2005-9 and Wells Fargo Bank, N.A.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

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