Form 10-K
period 2006-04-30
H&R BLOCK INC
filed 2006-06-30
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: April 30, 2006
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 1-6089
H&R Block, Inc.
(Exact name of registrant as specified in its charter)

MISSOURI	44-0607856
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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
Common Stock, without par value
(Title of Class)
Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes        No   ✓
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes        No   ✓
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓   No       .
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one) Large accelerated filer   ✓   Accelerated filer        Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   ✓
The aggregate market value of the registrant’s Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on October 31, 2005, was $8,049,475,793.
Number of shares of registrant’s Common Stock, without par value, outstanding on May 31, 2006: 321,925,770.

Documents incorporated by reference
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders, to be held September 7, 2006, is incorporated by reference in Part III to the extent described therein.
2006 FORM 10-K AND ANNUAL REPORT

INTRODUCTION AND FORWARD LOOKING STATEMENTS
Specified portions of our proxy statement, which will be filed in July 2006, are listed as “incorporated by reference” in response to certain items. Our proxy statement will be printed within our Annual Report and mailed to shareholders in July 2006 and will also be available on our website at www.hrblock.com.
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

PART I

ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS –
H&R Block is a diversified company with subsidiaries providing tax, investment, mortgage and business services and products. Our Tax Services segment provides income tax return preparation and other services and products related to tax return preparation to the general public in the United States, and in Canada, Australia and the United Kingdom. We also offer investment services and securities products through H&R Block Financial Advisors, Inc. (HRBFA). Our Mortgage Services segment offers a full range of home mortgage services through Option One Mortgage Corporation (Option One) and H&R Block Mortgage Corporation (HRBMC). RSM McGladrey Business Services, Inc. (RSM) is a national accounting, tax and business consulting firm primarily serving mid-sized businesses.
H&R BLOCK’S MISSION –
“To help our clients achieve their financial
objectives by serving as their tax
and financial partner.”
     We serve our clients’ financial needs through the consistent high quality delivery of a variety of tax and financial services. Operating through multiple lines of business allows us to better meet the changing financial needs of our clients.
     H&R Block, Inc. was organized as a corporation in 1955 under the laws of the State of Missouri, and is a holding company with operating subsidiaries providing financial services and products to the general public. “H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
     RECENT DEVELOPMENTS – In March 2006, the Office of Thrift Supervision (OTS) approved the charter of the H&R Block Bank. The bank will commence operations on May 1, 2006. In fiscal year 2007, we will realign certain segments of our business to reflect a new management reporting structure.
     On February 22, 2006, the Company’s management and the Audit Committee of the Board of Directors concluded to restate previously issued consolidated financial statements for the fiscal quarters ended October 31, 2005 and July 31, 2005, and the fiscal years ended April 30, 2005 and 2004 and the related fiscal quarters. The Company arrived at this conclusion during the course of its closing process for the quarter ended January 31, 2006. The restatement pertained primarily to errors in determining the Company’s state effective income tax rate, including errors in identifying changes in state apportionment, expiring state net operating losses and related factors, for the fiscal years ended April 30, 2005 and 2004, and the related fiscal quarters.
     On June 8, 2005, our Board of Directors declared a two-for-one stock split of the Company’s Common Stock in the form of a 100% stock distribution, effective August 22, 2005, to shareholders of record as of the close of business on August 1, 2005. All share and per share amounts in this document have been adjusted to reflect the retroactive effect of the stock split.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS –
See discussion below and in Item 8, note 19 to our consolidated financial statements.

DESCRIPTION OF BUSINESS –
TAX SERVICES
GENERAL – Our Tax Services segment is primarily engaged in providing tax return preparation and related services and products in the United States and its territories, Canada, Australia and the United Kingdom. Revenues include fees earned for services performed at company-owned retail tax offices, royalties from franchise retail tax offices, sales of Peace of Mind (POM) guarantees, sales of tax preparation and other software, fees from online tax preparation, and participation in refund anticipation loans (RALs). Segment revenues constituted 50.3% of our consolidated revenues for fiscal year 2006, 53.4% for 2005, and 51.6% for 2004.
     Retail income tax return preparation and related services are provided by tax professionals via a system of retail offices operated directly by us or by franchisees. We also offer our services though seasonal offices located inside major retailers.
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
     We also offer clients a number of options for receiving their income tax refund, including a check directly from the Internal Revenue Service (IRS), an electronic deposit directly to their bank account, a refund anticipation check or a RAL.
     The following are some of the services we offer with our tax preparation service:
     PEACE OF MIND GUARANTEE – The POM guarantee is offered to U.S. clients, whereby we (1) represent our clients if audited by the IRS, and (2) assume the cost, subject to certain limits, of additional taxes owed by a client resulting from errors attributable to one of our tax professionals’ work. The POM program has a per client cumulative limit of $5,000 in additional taxes assessed with respect to the federal, state and local tax returns we prepared for the taxable year covered by the program.
     RALs – RALs are offered to our U.S. clients by a designated bank through a contractual relationship with HSBC Holdings plc (HSBC). An eligible, electronic filing client may apply for a RAL at one of our offices. After meeting certain eligibility criteria, clients are offered the opportunity to apply for a loan from HSBC in amounts up to $9,999 based upon their anticipated federal income tax refund. We simultaneously transmit the income tax return information to the IRS and the lending bank. Within a few days or less after the filing date, the client receives a check or direct deposit in the amount of the loan, less the bank’s transaction fee, our tax return preparation fee and other fees for client-selected services. Additionally, qualifying electronic filing clients are eligible to receive their RAL proceeds, less applicable fees, in approximately one hour after electronic filing using the Instant Money service. For a RAL to be repaid, the IRS directly deposits the participating client’s federal income tax refund into a designated account at the lending bank. See related discussion of RAL participations below.
     RACs – Refund Anticipation Checks (RACs) are offered to U.S. clients who would like to either (1) receive their refund faster and do not have a bank account for the IRS to direct deposit their refund or (2) have their tax preparation fees paid directly out of their refund. A RAC is not a loan and is provided through a contractual relationship with HSBC.
     EXPRESS IRAs – Individual retirement accounts (Express IRAs), invested in FDIC-insured money market accounts, are offered to U.S. clients as a tax-advantaged retirement savings tool. HRBFA acts as custodian on the accounts, with the funds being invested at insured depository institutions paying competitive money market interest rates.
     TAX RETURN PREPARATION COURSES – We offer income tax return preparation courses to the public, which teach students how to prepare income tax returns and provide us with a source of trained tax professionals.
     SOFTWARE PRODUCTS – We develop and market TaxCut income tax preparation software, Kiplinger’s Home and Business Attorney and Kiplinger’s WILLPowerSM software products.
     TaxCut offers a simple step-by-step tax preparation interview, data imports from money management software and tax preparation software, calculations, completion of the appropriate tax forms, checking for errors and, for an additional charge, electronic filing.
     ONLINE TAX PREPARATION – We offer a comprehensive range of tax services and products, from tax advice to complete professional and do-it-yourself tax return preparation and electronic filing, through our website at www.hrblock.com and www.taxcut.com. These websites allow clients to prepare their federal and state income tax returns using the TaxCut Online

Tax Program, access tax tips, advice and tax-related news and use calculators for tax planning.
     Beginning with the fiscal year 2003 tax season, we participated in the Free File Alliance (FFA). This alliance was created by the tax return preparation industry and the IRS, and allows qualified filers to prepare and file their federal return online at no charge. We feel that this program provides a valuable public service and increases our visibility with new clients, while also providing an opportunity to offer our state return preparation services to these new clients at our regular prices.
     CASHBACK PROGRAM – We offer a refund discount (CashBack) program to our customers in Canada. Canadian law specifies the procedures we must follow in conducting the program. In accordance with current Canadian regulations, if a customer’s tax return indicates the customer is entitled to a tax refund, we issue a check to the client. The client assigns to us the full amount of the tax refund to be issued by the Canada Revenue Agency (CRA) and the refund check is then sent by the CRA directly to us. In accordance with the law, the discount is deemed to include both the tax return preparation fee and the fee for tax refund discounting. This program is financed by short-term borrowings. The number of returns discounted under the CashBack program in fiscal year 2006 was approximately 653,000, compared to 581,000 in 2005 and 552,000 in 2004. See discussion of the Canadian tax season extension under “Seasonality of Business.”
     CLIENTS SERVED – We, together with our franchisees, served approximately 21.9 million clients worldwide during fiscal year 2006, compared to 21.4 million in 2005 and 21.6 million in 2004. See discussion of the Canadian tax season extension under “Seasonality of Business.” We served 19.5 million clients in the U.S. during fiscal year 2006, compared to 19.1 million in 2005 and 19.3 million in 2004. “Clients served” includes taxpayers for whom we prepared income tax returns in offices, federal software units sold, online completed and paid federal returns, paid state returns when no federal return was purchased, and taxpayers for whom we provided only paid electronic filing services. Our U.S. clients served constituted 15.7% of an IRS estimate of total individual income tax returns filed as of April 30, 2006, compared to 15.6% in 2005 and 15.7% in 2004.
     OWNED AND FRANCHISED OFFICES – A summary of our company-owned and franchise offices is as follows:

April 30,	2006	2005	2004

U.S. OFFICES —
Company-owned offices	6,387	5,811	5,172
Company-owned shared locations (1)	1,473	1,296	996

Total company-owned offices	7,860	7,107	6,168

Franchise offices	3,703	3,528	3,418
Franchise shared locations (1)	602	526	323

Total franchise offices	4,305	4,054	3,741

	12,165	11,161	9,909

INTERNATIONAL OFFICES —
Canada	1,011	912	891
Australia	362	378	378
Other	10	10	7

	1,383	1,300	1,276

(1)	Shared locations include offices located within Wal-Mart, Sears or other third-party businesses.

     Offices in shared locations include 1,138 offices operated in Wal-Mart stores and 793 offices in Sears stores operated as “H&R Block at Sears.” The Wal-Mart agreement expires in May 2007, and the Sears license agreement expires in July 2007, both subject to termination rights.
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
     From time to time, we have acquired the territories of existing franchisees and other tax return preparation businesses, and will continue to do so if future conditions warrant and satisfactory terms can be negotiated. During fiscal year 2004, we paid $243.2 million to acquire the operations of ten of our former major franchisees.
     RAL PARTICIPATIONS – Since July 1996, we have been a party to agreements with HSBC and its predecessors to participate in RALs provided by a lending bank to H&R Block tax clients. The 1996 agreement was amended and restated in January 2003 and again in June 2003. In the June 2003 agreement, we obtained the right to purchase a 49.9% participation interest in RALs obtained through company-owned and regular franchise offices and a 25% interest in RALs obtained through major franchise offices. The current agreement continues through June 2006. During fiscal year 2006, we signed a new agreement with HSBC in which we obtained the right to purchase a 49.9% participation interest in all RALs obtained through our retail offices. We received a signing bonus from HSBC during the current year in connection with this agreement, which was primarily recorded as deferred revenue at April 30, 2006. The new agreement will be in effect from July 2006 through June 2011. Our purchases of the participation interests are financed through short-term borrowings, and we bear all of the credit risk associated with our interests in the RALs. Revenue from our participation is calculated as the rate of participation multiplied by the fee paid by the borrower to the lending bank. Our RAL participation revenue was $177.9 million, $182.8 million and $168.4 million in fiscal years 2006, 2005 and 2004, respectively.
     SEASONALITY OF BUSINESS – Because most of our clients file their tax returns during the period from January through April of each year, substantially all of our revenues from income tax return preparation and related services and products are received during this period. As a result, our tax segment generally operates at a loss through the first eight months of the fiscal year. Historically, these losses primarily reflect wages of year-round personnel, training of tax professionals, rental and furnishing of retail tax offices, and other costs and expenses relating to preparation for the upcoming tax season. Additionally, the tax business is affected by economic conditions and unemployment rates. Peak revenues occur during the applicable tax season, as follows:

United States and Canada	January – April
Australia	July – October

     In the current fiscal year, the CRA extended the Canadian tax season to May 1, 2006. Clients served in our Canadian operations in fiscal year 2006 includes approximately 41,400 returns in both company-owned and franchise offices which were accepted by the client on May 1, 2006. The revenues related to these returns will be recognized in fiscal year 2007. Last year, the Canadian tax season was extended to May 2, 2005. Clients served in our Canadian operations in fiscal year 2005 includes approximately 47,500 returns in both company-owned and franchise offices which were accepted by the client on May 1 and 2, 2005. The revenues related to these returns were recognized in fiscal year 2006.
     COMPETITIVE CONDITIONS – The retail tax services business is highly competitive. There are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Many tax return preparation firms and many firms not otherwise in the tax return preparation business are involved in providing electronic filing and RAL services to the public. Commercial tax return preparers and electronic filers are highly competitive with regard to price, service and reputation for quality. In terms of the number of offices and personal tax returns prepared and electronically filed in offices, online and via our software, we are the largest company providing direct tax return preparation and electronic filing services in the U.S. We also believe we operate the largest tax return preparation businesses in Canada and Australia.
     Our digital tax solutions businesses compete with a number of companies. Intuit, Inc. is the dominant supplier of tax preparation software and is also our primary competitor in the online tax preparation market. There are many smaller competitors in the online market, as well as free state-sponsored online filing programs. Price and marketing competition for tax preparation services increased in fiscal years 2006 and 2005.
     GOVERNMENT REGULATION – Primary efforts toward the regulation of U.S. commercial tax return preparers have historically been made at the federal level. Federal legislation requires income tax return preparers to, among other things, set forth their signatures and identification numbers on all tax returns prepared by them, and retain all tax returns prepared for three years. Federal laws also subject income tax return preparers to accuracy-related penalties in connection with the preparation of income tax returns. Preparers may be prohibited from further acting as income tax return preparers if they continuously and repeatedly engage in specified misconduct. With certain exceptions, the Internal Revenue Code also prohibits the use or disclosure by income tax return preparers of certain income tax return information without the prior written consent of the taxpayer. In addition, the Gramm-Leach-Bliley Act and Federal Trade Commission regulations adopted thereunder require income tax preparers to adopt and disclose consumer privacy policies, and provide consumers a reasonable opportunity to “opt-out” of having personal information disclosed to unaffiliated third parties for marketing purposes. Some states have adopted or proposed strict “opt-in” requirements in connection with use or disclosure of consumer information.
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
     Federal statutes and regulations also regulate an electronic filer’s involvement in RALs. Electronic filers must clearly explain the RAL is a loan and not a substitute for or a quicker way of receiving an income tax refund. Federal laws place restrictions on the fees an electronic filer may charge in connection with RALs. In addition, some states and localities have enacted laws and adopted regulations for RAL facilitators and/or the advertising of RALs. There are also many states that have statutes regulating, through licensing and other requirements, the activities of brokering loans, providing credit services and offering “credit repair” services to consumers for a fee (Loan Activity Statutes). We believe the procedures under which we facilitate RALs are structured so our activities are not included within the scope of the activities regulated by these Loan Activity Statutes. There can be no assurances, however, that states with these Loan Activity Statutes will not contend successfully that these statutes apply to the RAL business and that we will need to become licensed under the Loan Activity Statutes, otherwise comply with statutory requirements, or modify procedures so that the Loan Activity Statutes are inapplicable.
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
     We also seek to determine the applicability of all government and self-regulatory organization statutes, ordinances, rules and regulations in the international countries in which we operate (collectively, Foreign Laws) and to comply with these Foreign Laws. We cannot predict what effect the enactment of future Foreign Laws, changes in interpretations of existing Foreign Laws, or the results of future regulator inquiries regarding the applicability of Foreign Laws may have on our segments, any particular subsidiary, or our consolidated financial statements.
     Statutes and regulations relating to income tax return preparers, electronic filing, franchising and other areas affecting the income tax business also exist in other countries in which we operate. In addition, the Canadian government regulates the refund-discounting program in Canada. These laws have not materially affected our international operations.
     See discussion in “Risk Factors” for additional information.

MORTGAGE SERVICES
GENERAL – Our Mortgage Services segment originates mortgage loans, services non-prime mortgage loans and sells and securitizes mortgage loans and residual interests in the U.S. Revenues primarily consist of gains from sales and securitizations of mortgage assets, accretion on residual interests and servicing fee income. Segment revenues constituted 25.6% of our consolidated revenues for fiscal year 2006 and 28.2% for 2005 and 31.2% for 2004.
     We originate both non-prime and prime mortgage loans. Non-prime mortgages are those that may not be offered through government-sponsored loan agencies and typically involve borrowers with limited income documentation, high levels of consumer debt or past credit problems. Even though these borrowers have credit problems, they also tend to have equity in their property that will be used to secure the loan. Prime mortgages are those that may be offered through government sponsored loan agencies. We conduct business through four channels:
•
Option One’s wholesale origination channel works with independent brokers throughout the U.S. to fund non-prime mortgage loans through a national branch network. Wholesale originations represent the majority of Option One’s total loan production.

•	HRBMC originates residential mortgage loans directly to retail consumers.
•	Option One’s national accounts channel forms partnerships with financial institutions, including national and regional banks, to allow them to offer non-prime loans.
•	Option One’s bulk acquisitions channel specializes in the purchase of performing non-prime mortgage loan pools.
     Option One is headquartered in Irvine, California and operates in 48 states by serving 49,000 mortgage broker locations and through its network of 35 wholesale loan production branches and eight retail production offices.
     HRBMC, a wholly-owned subsidiary of Option One, is a retail mortgage lender for prime, non-prime and government loans and is licensed to conduct business in all 50 states. HRBMC is an approved seller/servicer for Fannie Mae and Freddie Mac and is HUD authorized to originate and underwrite FHA and VA mortgage loans.
     In the current year, we terminated approximately 1,200 employees and closed some of our branch offices through a restructuring. This resulted in a pretax charge of $12.6 million. See additional discussion of our restructuring charge in Item 8, note 16 to the consolidated financial statements.
     LOAN ORIGINATION – We originated $40.8 billion, $31.0 billion and $23.3 billion in mortgage loans during fiscal years 2006, 2005 and 2004, respectively. Information regarding our non-prime loan originations is as follows:

Year Ended April 30,	2006	2005	2004

Loan type:
2-year ARM	43.9%	61.6%	63.4%
3-year ARM	1.9%	4.0%	5.2%
Fixed 1st	12.7%	17.7%	28.7%
Fixed 2nd	4.9%	3.8%	1.6%
Interest only 1st	21.1%	12.6%	0.7%
40-Year	13.4%	0.0%	0.0%
Other	2.2%	0.3%	0.4%
Percentage of fixed-rate mortgages	20.0%	22.1%	30.4%
Percentage of adjustable-rate mortgages	80.0%	77.9%	69.6%
Percentage of first mortgage loans owner-occupied	91.7%	92.6%	92.9%
Loan purpose:
Cash-out refinance	60.2%	63.5%	67.1%
Purchase	35.0%	30.8%	26.0%
Rate or term refinance	4.8%	5.7%	6.9%

     WHOLESALE. Wholesale loan originations involve an independent broker who assists the borrower in completing the loan application, which includes securing information regarding their assets, liabilities, income, credit history, employment history and personal information. We require a credit report on each applicant from an industry-recognized credit reporting company. In evaluating an applicant’s credit history, we use credit bureau risk scores, generally known as a FICO score, which is a statistical ranking of likely future credit performance developed by Fair, Isaac & Company and provided by the three national credit data repositories. Qualified independent appraisers are required to appraise mortgaged properties used to secure mortgage loans. The broker then identifies a lender who offers a loan product best suited to the borrower’s financial needs. No one broker currently originates more than 0.7% of our total non-prime production.
     Upon receipt of an application from a broker, a credit report and an appraisal report, one of our branch offices processes and underwrites the loan. Our underwriting guidelines require mortgage loans be underwritten in a standardized procedure that complies with federal and state laws and regulations. The guidelines are primarily intended to assess the value of the mortgaged property, evaluate the adequacy of the property as collateral for the mortgage loan, and assess the creditworthiness of the related borrower. The underwriting process may include an automated underwriting decision system as a tool to assist in the assessment of the creditworthiness of the borrower. Based upon this assessment, we advise the broker whether the loan application meets our underwriting guidelines and product description by issuing a loan approval or denial. In some cases, we issue a “conditional approval,” which requires the submission of additional information or clarification. The mortgage loans are underwritten with a view toward resale in the secondary market.
     RETAIL. HRBMC originates our retail mortgage loans. In fiscal year 2006, 69% of our retail originations were non-prime and 31% were prime, compared to 75% and 25%, respectively, in 2005. During fiscal year 2006, approximately 20% of HRBMC’s loans were made to existing H&R Block clients compared to 35% in 2005.
     The application and approval process in our retail locations is similar to those described above under “Wholesale.”
     SALE AND SECURITIZATION OF LOANS – Substantially all non-prime mortgage loans are sold daily to qualifying special purpose entities (Trusts). See discussion of our loan sale and securitization process in Item 7, under “Off-Balance Sheet Financing Arrangements.” At April 30, 2006, Option One held $407.5 million in loans for transfer to the H&R Block Bank when it commences operations in May 2006. These loans have been classified as held for investment on our consolidated balance sheet.
     Substantially all of our retail prime mortgage loans are sold to Countrywide Home Loans, Inc. (Countrywide). The majority of mortgage loans sold to Countrywide are underwritten through an automated system under which Countrywide assumes our representations and warranties, which comply with Countrywide’s underwriting guidelines. This agreement allows us to achieve improved execution due to price, efficiencies in delivery, and elimination of redundancies in operations. We do not retain servicing rights related to the prime mortgage loans. HRBMC non-prime mortgage loans are sold to Option One. See discussion of our prime warehouse line in Item 7, under “Capital Resources and Liquidity by Segment.”
     SERVICING – Loan servicing involves collecting and remitting mortgage loan payments, making required advances, accounting for principal and interest, holding escrow for payment of taxes and insurance and contacting delinquent borrowers. We receive loan-servicing fees monthly over the life of the mortgage loans. We only service non-prime mortgage loans. At the end of fiscal year 2006, we serviced 441,981 loans totaling $73.4 billion, compared to 435,290 loans totaling $68.0 billion at April 30, 2005 and 324,364 loans totaling $45.3 billion at April 30, 2004.
     The following table summarizes our servicing portfolio by origin and includes related mortgage servicing rights (MSRs) as of April 30, 2006 and the rate we earned on each type of servicing during fiscal year 2006:

			(dollars in 000s)

Type of Servicing	Principal Balance	MSR Balance	Rate Earned

Originated	$62,813,849	$272,472	0. 38%
Sub-servicing	10,471,509	-	0. 18%
Purchased	96,719	-	0. 50%

Total	$73,382,077	$272,472	0. 38%

     When non-prime loans are sold or securitized, we generally retain the right to service the loans, which results in MSR assets being recorded on our balance sheet. Assumptions used in estimating the value of MSRs are discussed in Item 8, note 1 to our consolidated financial statements. In addition to servicing loans we originate, we also service non-prime loans originated by other lenders, designated in the above table as sub-servicing. MSRs are recorded only in conjunction with our originated or purchased loan-servicing portfolio.
     GEOGRAPHIC DISTRIBUTION – The following table details the percent of non-prime loan origination volume and our loan origination branches by state, excluding our Retail channel, for fiscal years 2006 and 2005:

	2006		2005
	Percent of	Number of	Percent of	Number of
State	Volume	Branches	Volume	Branches

California	24.5%	6	21.8%	8
Florida	10.7%	3	7.2%	4
New York	9.1%	2	11.5%	2
Massachusetts	6.7%	2	8.4%	2
New Jersey	5.1%	1	5.3%	3
Other	43.9%	20	45.8%	23

     COMPETITIVE CONDITIONS – Both the non-prime and prime sectors of the residential mortgage loan market are highly competitive. The principal methods of competition are price, service and product differentiation. There are a substantial number of companies competing in the residential loan market, including mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions. There are also numerous companies competing in the business of servicing non-prime loans. No one firm is a dominant supplier of non-prime and prime mortgage loans or a dominant servicer of non-prime loans. Inside B&C Lending ranked Option One as the number seven originator, based on market share as of March 31, 2006, and the number three servicer, based on servicing volume as of March 31, 2006, of non-prime loans in the industry.
     SEASONALITY OF BUSINESS – Residential mortgage volume is not subject to significant seasonal fluctuations. The mortgage business is cyclical, however, and directly affected by national economic conditions, trends in business and finance and is impacted by changes in interest rates.
     GOVERNMENT REGULATION – Mortgage loans purchased, originated and/or serviced are subject to federal laws and regulations, including:
•	The federal Truth-in-Lending Act, as amended, and Regulation Z promulgated thereunder;
•	The Equal Credit Opportunity Act, as amended, and Regulation B promulgated thereunder;
•	The Fair Credit Reporting Act, as amended;
•	The Fair Debt Collection Practices Act;
•	The federal Real Estate Settlement Procedures Act, as amended, and Regulation X promulgated thereunder;
•	The Home Ownership Equity Protection Act (HOEPA);
•	The Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended;
•	The Home Mortgage Disclosure Act (HMDA) and Regulation C promulgated thereunder;
•	The federal Fair Housing Act;
•	The Telephone Consumer Protection Act;
•	The Gramm-Leach-Bliley Act and regulations adopted thereunder;
•	The Fair and Accurate Credit Transactions Act;
•	Regulation AB; and
•	Certain other laws and regulations.
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
     In recent years, there has been a noticeable increase in state, county and municipal statutes, ordinances and regulations that prohibit or regulate so-called “predatory lending” practices. Predatory lending statutes such as HOEPA, regulate “high-cost loans,” which are defined separately by each state, county or municipal statute, regulation or ordinance, but generally include mortgage loans with interest rates exceeding a (1) specified margin over the Treasury Index for a comparable maturity, or (2) designated percentage of points and fees charged to borrowers. Statutes, ordinances and regulations that regulate high-cost loans generally prohibit mortgage lenders from engaging in certain defined practices, or require mortgage lenders to implement certain practices, in connection with any mortgage loans that fit within the definition of a high-cost loan. We do not originate loans which meet the definition of high-cost loans under any law.
     Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and we relied on the federal Alternative Mortgage Transactions Parity Act (Parity Act) and related rules issued in the past by the OTS to preempt state limitations on prepayment penalties. In September 2003, the OTS released a new rule that reduced the scope of the Parity Act preemption effective July 1, 2004 and, as a result, we can no longer rely on the Parity Act to preempt state restrictions on prepayment penalties. The elimination of this federal preemption requires compliance with state restrictions on prepayment penalties. These restrictions prohibit us from charging any prepayment penalty in six states and restrict the amount or duration of prepayment penalties that we may impose in an additional eleven states. This places us at a competitive disadvantage relative to financial institutions that continue to enjoy federal preemption of such state restrictions. Such institutions can charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rate and loan fee structures that are more attractive than the interest rate and loan fee structures that we are able to offer.
     See discussion in “Risk Factors” for additional information.

BUSINESS SERVICES
GENERAL – Our Business Services segment offers middle-market companies accounting, tax and business consulting services. We have continued to expand the services we offer our clients by adding wealth management, retirement resources, payroll services, corporate finance and financial process outsourcing. Segment revenues constituted 18.0% of our consolidated revenues for fiscal year 2006, 13.0% for 2005 and 11.8% for 2004.

     This segment consists primarily of RSM McGladrey, Inc., which provides accounting, tax, and business consulting services from 125 offices in 26 states and offers services in 18 of the top 25 U.S. markets.
     Services are also provided through the following businesses:
•
RSM McGladrey Retirement Resources administers retirement plans, helps clients design the best plan for their needs, and provides retirement plan investment advice, year-end compliance, tax reporting and consulting.

•	RSM EquiCo, Inc. is an investment banking firm specializing in business valuations, acquisitions and divestitures for private middle-market businesses.
•	RSM McGladrey Employer Services, Inc. is a provider of payroll and benefits administration services to middle-market businesses.
•	RSM McGladrey Financial Process Outsourcing, Inc. is a provider of accounting, reporting, payroll and bill paying services to distributors/franchisors and their population of retailers/franchisees.
•
PDI Global, Inc. provides marketing, communications and visibility programs, tax and financial planning guides, and marketing and management consulting services to accountants, consultants, lawyers, banks, insurers, and other financial service providers.

     From time to time, we have acquired businesses, and will continue to do so if future conditions warrant and satisfactory terms can be negotiated. During fiscal year 2006, we paid $190.7 million to acquire all the outstanding common stock of American Express Tax and Business Services, Inc., which has been merged into RSM McGladrey, Inc.
     RELATIONSHIP WITH ATTEST FIRMS – By regulation, we cannot provide audit and attest services. M&P, and other public accounting firms, including those public accounting firms previously associated with American Express Tax and Business Services, with whom we do business (collectively, “the Attest Firms”) provide audit and review services and other services in which the Attest Firms issue written reports on client financial statements. Through a number of agreements, including agreements with these Attest Firms, we lease accounting personnel and provide accounting, payroll, human resources and other administrative services to the Attest Firms and receive a management fee for these services. We also have a cost-sharing arrangement with the Attest Firms, whereby they reimburse us for the costs of certain items, mainly supplies and for the use of RSM owned or leased real estate, property and equipment. The Attest Firms are limited liability partnerships with their own management committees, legal and business advisors, professional liability insurance and risk management policies. Accordingly, the Attest Firms are separate legal entities and not affiliates. Some partners and employees of the Attest Firms are also employees of RSM McGladrey.
     SEASONALITY OF BUSINESS – Revenues for this segment are largely seasonal in nature, with peak revenues occurring during January through April.
     COMPETITIVE CONDITIONS – The accounting, tax and consulting business is highly competitive. The principal methods of competition are price, service and reputation for quality. There are a substantial number of accounting firms offering similar services at the international, national, regional and local levels. As our focus is on middle-market businesses, our principal competition is with national and regional accounting firms. We believe we have a competitive advantage in the geographic areas in which we are currently located based on the breadth of services we can offer to these clients above and beyond what a traditional accounting firm can offer.
     GOVERNMENT REGULATION – Many of the same federal and state regulations relating to tax preparers and the information concerning tax reform discussed above in the “Government Regulation” section of “Tax Services” apply to the Business Services segment as well. However, accountants are not subject to the same prohibition on the use or disclosure of certain income tax return information as tax professionals. Accounting firms are also subject to state and federal regulations governing accountants, auditors and financial planners. Various legislative and regulatory proposals have been made relating to auditor independence and accounting oversight, among others. Some of these proposals, if adopted, could have an impact on our operations. We believe current state and federal regulations and known legislative and regulatory proposals do not and will not have a material adverse effect on our operations, but we cannot predict what the effect of future legislation, regulations and proposals may be.
     Auditor independence rules of the Securities and Exchange Commission (SEC) and the Public Company Accounting Oversight Board (PCAOB) apply to the Attest Firms as public accounting firms. In applying its auditor independence rules, the SEC views us and the Attest Firms as a single entity and requires that the SEC independence rules for the Attest Firms apply to RSM McGladrey and that we be independent of any SEC audit client of the Attest Firms. The SEC regards any financial interest or prohibited business relationship we have with a client of the Attest Firms as a financial interest or prohibited business relationship between the Attest Firms and the client for purposes of applying its auditor independence rules.
     We and the Attest Firms have jointly developed and implemented policies, procedures and controls designed to ensure the Attest Firms’ independence and integrity as an audit firm in compliance with applicable SEC regulations and professional responsibilities. These policies, procedures and controls are designed to monitor and prevent violations of applicable independence rules and include, among other things, (1) informing our officers, directors and other members of senior management concerning auditor independence matters, (2) procedures for monitoring securities ownership, (3) communicating with SEC audit clients regarding the SEC’s interpretation and application of relevant independence rules and guidelines, and (4) requiring RSM employees to comply with the Attest Firms’ independence and relationship policies (including the Attest Firms’ independence compliance questionnaire procedures). We believe these policies, procedures and controls are adequate, although there can be no assurances they will result in compliance with applicable independence rules and requirements. Any noncompliance could cause the Attest Firms to lose the ability to perform audits for firms subject to regulation by the SEC.
     See discussion in “Risk Factors” for additional information.

INVESTMENT SERVICES
GENERAL – Our Investment Services segment provides advice-based brokerage services and investment planning through HRBFA to our clients in the U.S. Services offered to our customers include traditional brokerage services, as well as annuities, insurance, fee-based accounts, online account access, equity research and focus lists, model portfolios, asset allocation strategies, and other investment tools and information. Segment revenues constituted 5.9% of our consolidated revenues for fiscal year 2006, and 5.4% of our consolidated revenues for fiscal years 2005 and 2004.
     HRBFA is a registered broker-dealer with the SEC and is a member of the New York Stock Exchange (NYSE), other national securities exchanges, Securities Investor Protection Corporation (SIPC), and the National Association of Securities Dealers, Inc. (NASD). HRBFA is also a registered investment advisor.
     The integration of investment advice with our tax client base allows us to leverage an already established relationship. In the past three years, new service offerings have allowed us to shift our focus from a transaction-based client relationship to a more advice-based focus.
     FINANCIAL SERVICES OFFERINGS – We offer a full range of financial services, including investment planning, college savings products, flexible brokerage accounts with cash management features, professionally managed accounts and a comprehensive line of insurance annuity products.
     As previously discussed in “Tax Services,” we offer our tax clients the opportunity to open an Express IRA through HRBFA as a part of the tax return preparation process. Clients opened approximately 67,000 Express IRAs during tax season 2006, approximately 106,500 in 2005 and approximately 145,400 in 2004.
     We act as a dealer in fixed income securities including corporate and municipal bonds, various U.S. Government and U.S. Government Agency securities and certificates of deposit.
     CUSTOMER ACTIVITY – Customer trades in fiscal year 2006 totaled approximately 1.0 million, compared to approximately 0.9 million in 2005 and approximately 1.0 million in 2004. Average revenue per trade was $119.11 in fiscal year 2006, compared to $123.33 in 2005 and $119.36 in 2004. We had 418,162 traditional brokerage accounts at April 30, 2006, compared to 431,749 at 2005 and 463,736 at 2004. Assets under administration totaled $31.8 billion, $27.8 billion and $26.7 billion at April 30, 2006, 2005 and 2004, respectively.
     FINANCIAL ADVISORS – Key to our future success are retaining and recruiting productive financial advisors. One of our key initiatives in fiscal year 2006 was to build revenues by attracting and retaining productive advisors.
     During fiscal years 2006, 2005 and 2004, we added 193, 258 and 255 advisors, respectively. These additions were offset by attrition of 257, 233 and 230 advisors, respectively. Our overall retention rate for fiscal year 2006 was approximately 75%, essentially flat with the prior year. The retention rate for our higher-producing advisors was approximately 87%, down from 92% in 2005. Advisor productivity by recruitment class is as follows:
(in 000s)

	Revenue	Total Production
	Per Advisor	Revenues

FISCAL YEAR 2006 —
Pre-2004 class	$250	$137,212
2004 recruits	157	19,579
2005 recruits	109	19,942
2006 recruits	111	13,741

FISCAL YEAR 2005 —
Pre-2003 class	$230	$121,342
2003 recruits	114	16,416
2004 recruits	98	19,941
2005 recruits	65	8,203

FISCAL YEAR 2004 —
Pre-2003 class	$216	$135,128
2003 recruits	84	17,717
2004 recruits	61	7,664

     Financial advisors generally reach productivity levels equal to those achieved at their prior firm approximately 24 to 36 months after they join our company.
     PARTNERING WITH TAX PROFESSIONALS – The H&R Block Preferred Partner ProgramSM facilitates strategic, referral-based partnerships between tax professionals and financial advisors. The program includes the Licensed Referral Tax Professional (LRTP) program and a non-licensed option, which allows non-licensed tax professionals to gain additional rewards and recognition when making qualified client referrals to financial advisor partners. The LRTP program helps tax professionals obtain a securities license, teaming them with a financial advisor and providing a commission to the LRTP for business referred to Investment Services.
     As of April 30, 2006, our Preferred Partner Program had 9,552 active tax partners, of which 705 were licensed. We had 6,442 active tax partners, of which 686 were licensed at the end of fiscal year 2005. As a result of this initiative, we added more than 17,000 new customer accounts and assets totaling $764.3 million during fiscal year 2006. We expect to continue to increase the number of tax partners in the coming year.
     INTEGRATED ONLINE SERVICES – We have an online investment center on our website at www.hrblock.com. Online users have the opportunity to open accounts, obtain research, create investment plans, buy and sell securities, and view the status of their accounts.
     OFFICE LOCATIONS – HRBFA is authorized to do business as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico. At the end of fiscal year 2006, we operated 219 branch offices, compared to approximately 257 offices in 2005 and 358 in 2004. The reduced number of branch offices is primarily due to the evolution of our tax-partnering program, in which financial advisors are located in retail tax offices, and the consolidation of smaller branches. At April 30, 2006, we had 73 offices co-located with retail tax and mortgage offices. We believe the existence of these locations contributes to our growth and client satisfaction.
     COMPETITIVE CONDITIONS – HRBFA competes directly with a broad range of companies seeking to attract consumer financial assets, including full-service brokerage firms, discount and online brokerage firms, mutual fund companies, investment banking firms, commercial and savings banks, insurance companies and others. The financial services industry has become more concentrated as numerous securities firms have been acquired by or merged into other firms. Some of these competitors have greater financial resources than HRBFA and offer additional financial services. In addition, we expect competition from domestic and international commercial banks and larger securities firms to continue to increase as a result of legislative and regulatory initiatives in the U.S., including the passage of the Gramm-Leach-Bliley Act in November 1999 and the implementation of the U.S.A. Patriot Act in April 2002. These initiatives strive to remove or relieve certain restrictions on mergers between commercial banks and other types of financial services providers and extend privacy provisions and anti-money laundering procedures across the financial services industry.
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
     We compete based on expertise and integration with our tax services relationships, quality of service, breadth of services offered, prices, accessibility through delivery channels and technological innovation.
     SEASONALITY OF BUSINESS – The Investment Services segment does not, as a whole, experience significant seasonal fluctuations. The securities business is cyclical, however, and directly affected by national and global economic and political conditions, trends in business and finance and changes in the conditions of the securities markets in which our clients invest, as well as fluctuating interest rates.
     GOVERNMENT REGULATION – The securities industry is subject to extensive regulation, including registration of our offices and personnel, sales methods, the acceptance and execution of customer orders, the handling of customer funds and securities, trading practices, capital structure, record keeping policies and practices, margin lending, execution and settlement of transactions, the conduct of directors, officers and employees, and the supervision of employees. The various governmental authorities and industry self-regulatory organizations that have supervisory and regulatory jurisdiction over us generally have broad enforcement powers to censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees who violate applicable laws or regulations.
     The SEC is the federal agency responsible for the administration of the federal securities laws. The SEC has delegated much of the regulation of broker-dealers to self-regulatory organizations, principally the NASD, Municipal

Securities Rulemaking Board and the NYSE, which has been designated as HRBFA’s primary regulator. These self-regulatory organizations adopt rules, subject to SEC approval, governing the industry and conduct periodic examinations of HRBFA’s brokerage operations and clearing activities. Securities firms are also subject to regulation by state securities administrators in states in which they conduct business.
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

SERVICE MARKS, TRADEMARKS AND PATENTS –
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

EMPLOYEES –
We have approximately 16,000 regular full-time employees. The highest number of persons we employed during the fiscal year ended April 30, 2006, including seasonal employees, was approximately 134,500.

AVAILABILITY OF REPORTS AND OTHER INFORMATION –
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

ITEM 1A. RISK FACTORS
In this report, and from time to time throughout the year, we share our expectations for the Company’s future performance. The following explains the critical risk factors impacting our business and reasons actual results may differ from our expectations. This discussion does not intend to be a comprehensive list and there may be other risks and factors that may have an effect on our business.
     LIQUIDITY AND CAPITAL – We use capital primarily to fund working capital requirements, pay dividends, repurchase shares of our common stock and acquire businesses. We are dependent on the use of our off-balance sheet arrangements to fund our daily non-prime originations and the secondary market to securitize and sell mortgage loans and residual interests. See Item 7, under “Off-Balance Sheet Financing Arrangements.” We are also dependent on commercial paper issuances and/or bank lines to fund RAL participations and seasonal working capital needs. A disruption in such markets could adversely affect our access to these funds. To meet our future financing needs, we may issue additional debt or equity securities.
     LITIGATION – We are involved in lawsuits in the normal course of our business related to RALs, our Peace of Mind guarantee program, electronic filing of tax returns, Express IRAs, losses incurred by customers in their investment accounts, mortgage lending activities and other matters. Adverse outcomes related to litigation could result in substantial damages and could adversely affect our results of operations. Negative public opinion can also result from our actual or alleged conduct in such claims, possibly damaging our reputation and adversely affecting the market price of our stock. See Item 3, “Legal Proceedings” for additional information.
     PRIVACY OF CLIENT INFORMATION – We manage highly sensitive client information in all of our operating segments, which is regulated by law. Problems with the safeguarding and proper use of this information could result in regulatory actions and negative publicity, which could adversely affect our reputation and results of operations.
     INTERNAL CONTROL CERTIFICATION – We have documented and tested our internal control procedures in accordance with various SEC rules governing Section 404 of the Sarbanes-Oxley Act (SOX 404). SOX 404 requires us to assess the effectiveness of our internal controls over financial reporting annually, and obtain an opinion on the effectiveness of this internal control from our Independent Registered Public Accounting Firm. We may

encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of an attestation from our independent auditors. Additionally, management’s assessment of our internal controls over financial reporting may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Should we, or our independent auditors, determine in future periods that we have a material weaknesses in our internal controls over financial reporting, our results of operations or financial condition may be adversely affected and the price of our common stock may decline.
     OPERATIONAL RISK – There is a risk of loss resulting from inadequate or failed processes or systems, theft or fraud. These can occur in many forms including, among others, errors, business interruptions, inappropriate behavior of or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements. These events can potentially result in financial losses or other damages. We rely on internal and external information and technological systems to manage our operations and are exposed to risk of loss resulting from breaches in the security, or other failures of these systems. Replacement of our major operational systems could have a significant impact on our ability to conduct our core business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during the implementation of new information and transaction systems.
TAX SERVICES
COMPETITIVE POSITION – Increased competition for tax preparation clients in our retail offices, online and software channels could adversely affect our current market share and limit our ability to grow our client base. See clients served statistics included in Item 7, under “Tax Services.”
     REFUND ANTICIPATION LOANS – Changes in government regulation related to RALs could adversely affect our ability to offer RALs or our ability to purchase participation interests. Changes in IRS practices could adversely affect our ability to use the IRS debt indicator to limit our bad debt exposure. Changes in any of these, as well as possible litigation related to RALs, may adversely affect our results of operations. See discussion of RAL litigation in Item 3, “Legal Proceedings.”
MORTGAGE SERVICES
COMPETITIVE POSITION – The majority of our mortgage loan applications are submitted through a network of brokers who have relationships with many other mortgage lenders. Unfavorable changes in our pricing, service or other factors could result in a decline in our mortgage origination volume. A decline in our servicer ratings could adversely affect our pricing and origination volume. Increased competition among mortgage lenders can also result in a decline in coupon rates offered to our borrowers, which in turn lowers margins and could adversely affect our gains on sales of mortgage loans.
     MARKET RISKS – Our day-to-day operating activities of originating and selling mortgage loans have many aspects of interest rate risk. Additionally, the valuation of our retained residual interests and mortgage servicing rights includes many estimates and assumptions made by management surrounding interest rates, prepayment speeds and credit losses. Variation in interest rates or the factors underlying our assumptions could affect our results of operations. See Item 7A, under “Mortgage Services,” for discussion of interest rate risk, and Item 7, under “Critical Accounting Policies,” for discussion of our valuation methodology.
     LEGISLATION AND REGULATION – Several states and cities are considering or have passed laws, regulations or ordinances aimed at curbing predatory lending and servicing practices. The federal government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing federal HOEPA thresholds for defining a “high-cost” loan and establishing enhanced protections and remedies for borrowers who receive such loans. If unfavorable laws and regulations are passed, it could restrict our ability to originate loans. If rating agencies refuse to rate our loans, loan buyers may not want to purchase loans labeled as “high-cost,” and it could restrict our ability to sell our loans in the secondary market. Accordingly, all of these items could adversely affect our results of operations.
     In 2002, the Federal Reserve Board adopted changes to Regulation C promulgated under the HMDA. Among other things, the new regulations require lenders to report pricing data on loans with annual percentage rates that exceed the yield on treasury bills with comparable maturities by 3%. The expanded reporting was effective in 2004 for reports filed in 2005. We anticipate that a majority of our loans would be subject to the expanded reporting requirements. The expanded reporting does not provide for additional loan information such as credit risk, debt-to-income ratio, loan-to-value ratio, documentation level or other salient loan features. However, reported information may lead to increased litigation as the information could be misinterpreted by third parties and could adversely affect our results of operations.
     COUNTERPARTY CREDIT RISK – Derivative instruments involve counterparty credit risk, which is the risk that a counterparty may fail to perform on its contractual obligations. We manage this risk through the use of a policy that includes credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition, use of master netting agreements with counterparties, and exposure limits based on counterparty credit, exposure amount and management risk tolerance. The policy is reviewed on an annual basis and as conditions warrant. See Item 7A, under “Mortgage Services,” and Item 8, note 8 to our consolidated financial statements for discussion of our derivative instruments.
     REAL ESTATE MARKET – Our residual interests and beneficial interest in Trusts are secured by mortgage loans, which are in turn secured by residential real estate. Any material decline in real estate values would likely result in higher delinquencies, defaults and foreclosures. Additionally, a significant portion of the mortgage loans we originate or service is secured by properties in California. A decline in the economy or the residential real estate market values, or the occurrence of a natural disaster not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties in California. Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to originate and sell loans, the prices we receive on our loans, or the values of our mortgage servicing rights and residual interests in securitizations, which could adversely affect our financial condition and results of operations.
BUSINESS SERVICES
ALTERNATIVE PRACTICE STRUCTURE WITH ATTEST FIRMS – Our relationship with the Attest Firms requires us to comply with applicable regulations regarding the practice of public accounting and auditor independence rules and requirements. In addition, our relationship with the Attest Firms closely links our RSM McGladrey brand with the Attest Firms. If the Attest Firms were to encounter regulatory or independence issues resulting from their relationship with us or if significant litigation arose involving the Attest Firms or their services which implicated RSM McGladrey, our brand reputation and our ability to realize the mutual benefits of our relationship, such as the ability to attract and retain quality professionals, could be impaired.
     INTEGRATION OF AMERICAN EXPRESS TAX AND BUSINESS SERVICES – The integration of American Express Tax and Business Services is proceeding according to plan. While we expect a successful integration, there is the potential that it could be delayed or otherwise impacted, which could adversely affect our financial condition and results of operations.
INVESTMENT SERVICES
REGULATORY ENVIRONMENT – The broker-dealer industry continues to come under increased scrutiny by federal and state regulators and self-regulatory organizations and, as a result, more focus has been placed on compliance issues. If we do not comply with these regulations, it could result in regulatory actions and negative publicity, which could adversely affect our results of operations and our ability to recruit and retain qualified advisors. Negative public opinion about our industry could damage our reputation even if we are in compliance with such regulations.
     INTEGRATION INTO THE H&R BLOCK BRAND – We are working to foster an advice-based relationship with our tax clients through our retail tax office network. This advice-based relationship is key to the integration of Investment Services into the H&R Block brand and deepening our current client relationships. If we are unable to successfully integrate, it may significantly impact our ability to differentiate our business from other investment service providers and grow our client base.
     RECRUITING AND RETENTION OF FINANCIAL ADVISORS – Attracting and retaining experienced financial advisors is extremely competitive in the investment industry. Additionally, in this industry, clients tend to follow their advisors, regardless of their affiliated investment firm. The inability to recruit and retain qualified and productive advisors, may adversely affect our results of operations.
     RECURRING OPERATING LOSSES – Continuing operating losses in our Investment Services segment may impact the valuation of goodwill and intangible assets. Such losses could also necessitate additional capital contributions to comply with regulatory requirements. The inability to operate this segment in a profitable manner may adversely affect our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own our corporate headquarters, which is located in Kansas City, Missouri. We have leased additional office space for corporate, Tax Services and Investment Services personnel, as necessary, in Kansas City, Missouri.
     Most of our tax offices, except those in shared locations, are operated under leases throughout the U.S. Our Canadian executive offices are located in a leased office in Calgary, Alberta. Our Canadian tax offices are operated under leases throughout Canada.
     Option One’s executive offices are located in leased offices in Irvine, California. Option One also leases offices for its loan origination and servicing centers and branch office operations throughout the U.S. HRBMC is headquartered in leased offices in Irvine, California. HRBMC also leases offices for its loan origination centers and branch office operations throughout the U.S.
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

ITEM 3. LEGAL PROCEEDINGS
The information below should be read in conjunction with the information included in Item 8, note 17 to our consolidated financial statements.
     RAL LITIGATION – We have been named as a defendant in numerous lawsuits throughout the country regarding our refund anticipation loan programs (collectively, “RAL Cases”). The RAL Cases have involved a variety of legal theories asserted by plaintiffs. These theories include allegations that, among other things, disclosures in the RAL applications were inadequate, misleading and untimely; the RAL interest rates were usurious and unconscionable; we did not disclose that we would receive part of the finance charges paid by the customer for such loans; untrue, misleading or deceptive statements in marketing RALs; breach of state laws on credit service organizations; breach of contract, unjust enrichment, unfair and deceptive acts or practices; violations of the federal Racketeer Influenced and Corrupt Organizations Act; violations of the federal Fair Debt Collection Practices Act and unfair competition with respect to debt collection activities; and that we owe, and breached, a fiduciary duty to our customers in connection with the RAL program.
     The amounts claimed in the RAL Cases have been very substantial in some instances. We have successfully defended against numerous RAL Cases, some of which were dismissed on our motions for dismissal or summary judgment, and others were dismissed voluntarily by the plaintiffs after denial of class certification. Other cases have been settled, with one settlement resulting in a pretax expense of $43.5 million in fiscal year 2003 (the “Texas RAL Settlement”) and other settlements resulting in a combined pretax expense in fiscal year 2006 of $70.2 million (the “2006 Settlements”). The 2006 Settlements are described below.
     On December 21, 2005, we entered into a settlement agreement regarding four RAL Cases entitled Deadra D. Cummins, et al. v. H&R Block, Inc. et al.; Mitchell v. H&R Block, Inc. et al.; Green v. H&R Block, Inc. et al.; and Becker v. H&R Block, Inc. (the “Cummins Settlement Agreement”). Pursuant to the Cummins Settlement Agreement, we will contribute a total of up to $62.5 million in cash for purposes of making payments to the settlement class, paying all attorneys’ fees and costs to class counsel and covering service awards to the representative plaintiffs. In addition, we paid costs for providing notice of the settlement to settlement class members. We recorded an additional reserve of $50.7 million related to this settlement in fiscal year 2006 to fully reserve for the settlement amount.
     On April 19, 2006, we entered into a settlement agreement, subject to final court approval, regarding litigation entitled Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al. (the “Carnegie Settlement Agreement”). Pursuant to the Carnegie Settlement Agreement, we will contribute a total of $19.5 million in cash for purposes of making payments to the settlement class, paying all attorneys’ fees and costs to class counsel, incentive payment awards to plaintiff and all notice and administration costs. We recorded a reserve of $19.5 million related to this settlement in fiscal year 2006.
     We believe we have meritorious defenses to the remaining RAL Cases and we intend to defend them vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate. Likewise, there can be no assurances regarding the impact of the RAL Cases on our financial statements. We have accrued our best estimate of the probable loss related to the RAL Cases. The following is updated information regarding the pending RAL Cases that are attorney general actions or class actions or putative class actions:
     Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al., (formerly Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., Block Financial Corporation, et al.) Case No. 98 C 2178, United States District Court for the Northern District of Illinois, Eastern Division, instituted on April 18, 1998. This case is stayed and will be resolved as part of the Carnegie Settlement Agreement.

     Deadra D. Cummins, et al. v. H&R Block, Inc., et al., Case No. 03-C-134 in the Circuit Court of Kanawha County, West Virginia, instituted on January 22, 2003. The court approved the terms of the Cummins Settlement Agreement at a hearing held on June 8, 2006, and the settlement will become final upon the expiration of the period for objectors to appeal the court’s approval.
     Joyce Green, et al. v. H&R Block, Inc., Block Financial Corporation, et al., Case No. 97195023, in the Circuit Court for Baltimore City, Maryland, instituted on July 14, 1997; Levon and Geral Mitchell, et al. v. H&R Block, Inc. and Ruth Wren, Case No. CV-95-2067, in the Circuit Court of Mobile County, Alabama, instituted on June 13, 1995; and Lynn Becker v. H&R Block, Inc., Case No. CV-2004-03-1680 in the Court of Common Pleas, Summit County, Ohio, Instituted on April 15, 2004. These cases are stayed and will be resolved as part of the Cummins Settlement Agreement.
     Sandra J. Basile, et al v. H&R Block, Inc., et al, April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. The court decertified the class on December 31, 2003. The Pennsylvania appellate court subsequently reversed the trial court’s decertification decision. We are seeking review of the appellate court’s decision by the Pennsylvania Supreme Court.
     The People of California v. H&R Block, Inc., H&R Block Services, Inc., H&R Block Enterprises, Inc., H&R Block Tax Services, Inc., Block Financial Corporation, HRB Royalty, Inc. and Does 1 through 50, Case No. C 06 2058 SC, in the United States District Court for the Northern District of California, instituted on February 15, 2006 (alleging, among other things, untrue, misleading or deceptive statements in marketing RALs and unfair competition with respect to debt collection activities; seeks equitable relief, civil penalties and restitution). The case was removed to federal court on March 17, 2006, and a motion was filed to add HSBC as a necessary party to the case. The California attorney general is seeking to remand the case to state court.
     PEACE OF MIND LITIGATION – Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Civil Action 2003L000004, in the Circuit Court of Madison County, Illinois, is a class action case filed on January 18, 2002, that was granted class certification on August 27, 2003. Plaintiffs’ claims consist of five counts relating to the Peace of Mind (POM) program under which the applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The plaintiffs allege that the sale of POM guarantees constitutes (i) statutory fraud by selling insurance without a license, (ii) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (iii) a breach of fiduciary duty. In August 2003, the court certified the plaintiff classes consisting of all persons who from January 1, 1997 to final judgment (i) were charged a separate fee for POM by “H&R Block” or a defendant H&R Block class member; (ii) reside in certain class states and were charged a separate fee for POM by “H&R Block” or a defendant H&R Block class member not licensed to sell insurance; and (iii) had an unsolicited charge for POM posted to their bills by “H&R Block” or a defendant H&R Block class member. Persons who received the POM guarantee through an H&R Block Premium office and persons who reside in Alabama are excluded from the plaintiff class. The court also certified a defendant class consisting of any entity with names that include “H&R Block” or “HRB,” or are otherwise affiliated or associated with H&R Block Tax Services, Inc., and that sold or sells the POM product. The trial court subsequently denied the defendants’ motion to certify class certification issues for interlocutory appeal. Discovery is proceeding. No trial date has been set.
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
     EXPRESS IRA LITIGATION – On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York entitled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc. The complaint alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product. The complaint seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. A number of civil actions were subsequently filed against us concerning the matter. We intend to defend these cases vigorously, but there are no assurances as to their outcome.

     SECURITIES AND SHAREHOLDER DERIVATIVE LITIGATION – Over a period of several weeks beginning on March 16, 2006, eight shareholder derivative actions were initiated against certain of the Company’s current and former directors and officers (two of which were subsequently dismissed voluntarily by the plaintiffs). These cases were purportedly brought on behalf of the Company, which is named as a “nominal defendant.” These cases generally involve allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste and unjust enrichment pertaining to (i) the Company’s restatement of financial results due to errors in determining the Company’s state effective income tax rate and (ii) certain of the Company’s products and other business activities. We intend to defend these cases vigorously, but there are no assurances as to their outcome. The shareholder derivative cases that currently have not been dismissed are Hibbard v. H&R Block, Inc., et al., in the United States District Court for the Western District of Missouri, Case No. 5:06-cv-06059-RED (instituted on May 16, 2006); Gottlieb v. H&R Block, et al., in the Circuit Court of Jackson County, Missouri, Case No. 0616-CV-14109 (instituted on June 5, 2006); Lebowitz v. H&R Block, et al.,, in the Circuit Court of Jackson County, Missouri, Case No. 0616-CV-14124 (instituted on June 5, 2006); Staehr v. H&R Block, Inc., et al., in the United States District Court for the Western District of Missouri, Case No. 4:06-cv-00284-GAF (instituted on April 5, 2006); Momentum Partners v. H&R Block, et al., in the United States District Court for the Western District of Missouri, Case No. 06-cv-00465-SWH (instituted on June 8, 2006); and Iron Workers Local 16 Pension Fund v. H&R Block, et al., in the United States District Court for the Western District of Missouri, Case No. 06-cv-00466-ODS (instituted on June 8, 2006).
     In addition to the shareholder derivative actions, five putative class actions alleging violations of certain securities laws were filed beginning in March 2006 (two of which were subsequently dismissed by the plaintiffs). These actions allege, among other things, deceptive, material and misleading financial statements, failure to prepare financial statements in accordance with generally accepted accounting principles and concealment of the potential for lawsuits stemming from the allegedly fraudulent nature of the Company’s operations. The actions seek unspecified damages and equitable relief. We intend to defend these cases vigorously, but there are no assurances as to their outcome. The cases that have not been dismissed are Nettie v. H&R Block, Inc. and Mark A. Ernst in the United States District Court in the Western District of Missouri, Case No. 06-0235-CV-W-ODS (instituted on March 17, 2006); Winters v. H&R Block, Inc., et al., in the United States District Court in the Western District of Missouri, Case No. 04:06-CV-00243-NKL (instituted on March 20, 2006); New Jersey Carpenters Pension Fund v. H&R Block, Inc., et al., in the United States District Court in the Southern District of New York, Case No. 06-CV-2204-KMK (instituted on March 21, 2006); and Kadagian v. H&R Block, Inc., et al., in the United States District Court in the Southern District of New York, Case No. 06-CV-2306-KMK (instituted on March 24, 2006).
     OTHER CLAIMS AND LITIGATION – As reported previously, the NASD brought charges against HRBFA regarding the sale by HRBFA of Enron debentures in 2001. A hearing for this matter commenced in May 2006 and was recessed until the fall of 2006. We intend to defend the NASD charges vigorously, although there can be no assurances regarding the outcome and resolution of the matter.
     As part of an industry-wide review, the IRS is investigating tax-planning strategies that certain RSM clients utilized during fiscal years 2000 through 2003. Specifically, the IRS is examining these strategies to determine whether RSM complied with tax shelter reporting and listing regulations and whether such strategies were abusive as defined by the IRS. If the IRS were to determine that RSM did not comply with the tax shelter reporting and listing regulations, it might assess fines or penalties against RSM. Moreover, if the IRS were to determine that the tax planning strategies were inappropriate, clients that utilized the strategies could face penalties and interest for underpayment of taxes. Some of these clients are seeking or may attempt to seek recovery from RSM. There can be no assurance regarding the outcome of and resolution of this matter.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
H&R Block’s common stock is traded principally on the NYSE and is also traded on the Pacific Exchange. The information called for by this item with respect to H&R Block’s common stock appears in Item 8, note 20 to our consolidated financial statements. The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is reported in Item 8, note 12 to our consolidated financial statements. On June 15, 2006, there were 24,935 shareholders of record and the closing stock price on the NYSE was $23.50 per share.
     A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2006 is as follows:
(shares in 000s)

		Average	Total Number of Shares	Maximum Number of
	Total Number of	Price Paid	Purchased as Part of Publicly	Shares that May Be Purchased
	Shares Purchased (2)	per Share	Announced Plans or Programs (1)	Under the Plans or Programs (1)

February 1 – February 28	6	$24.09	-	10,494
March 1 – March 31	1	$25.17	-	10,494
April 1 – April 30	3	$22.05	-	10,494

(1)	On June 9, 2004, our Board of Directors approved the repurchase of 15 million shares of H&R Block common stock. This authorization has no expiration date.

(2)	All shares were purchased in connection with funding employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on restricted shares.

ITEM 6. SELECTED FINANCIAL DATA
We derived the selected consolidated financial data presented below as of and for each of the five years in the period ended April 30, 2006 from our consolidated financial statements. The data set forth below should be read in conjunction with Item 7 and our consolidated financial statements in Item 8.
(in 000s, except per share amounts)

April 30,	2006	2005	2004	2003	2002

Revenues	$4,872,801	$4,420,019	$4,247,880	$3,731,126	$3,311,943
Net income before change in accounting principle	490,408	623,910	700,452	477,615	441,287
Net income	490,408	623,910	694,093	477,615	441,287
Basic earnings per share:
Net income before change in accounting principle	$1.49	$1.88	$1.98	$1.33	$1.21
Net income	1.49	1.88	1.96	1.33	1.21
Diluted earnings per share:
Net income before change in accounting principle	$1.47	$1.85	$1.94	$1.30	$1.17
Net income	1.47	1.85	1.92	1.30	1.17
Total assets	$5,989,135	$5,538,056	$5,233,827	$4,666,502	$4,396,731
Long-term debt	417,539	923,073	545,811	822,302	868,387
Dividends per share	$0.49	$0.43	$0.39	$0.35	$0.32

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
     Our key strategic priorities can be summarized as follows:
•
Tax Services – expand access to our services through improved distribution of our digital offerings and expanding our network of retail offices, continue to improve the quality of service we provide to our clients.

•
Mortgage Services – sustain market share while focusing on our cost structure to lower our cost of origination, distinguish our service quality, minimize risk and volatility in performance and optimize value from secondary markets.

•
Business Services — continue expansion of our national accounting, tax and consulting business, complete the integration of our American Express Tax and Business Services acquisition, build and manage brand awareness, build differentiated and value-driven services and improve our client service culture.

•
Investment Services — attract and retain productive advisors, serve the broad consumer market through advisory relationships, integrate the Tax Services client base into this segment and work to align the segment’s cost structure with its revenues.

     On February 22, 2006, we determined it was appropriate to restate our previously issued consolidated financial statements, including financial statements for the three and six months ended July 31, 2005 and October 31, 2005, respectively, and financial statements for the fiscal years ended April 30, 2005 and 2004 and all related interim periods. We arrived at this conclusion during the course of our closing process for the quarter ended January 31, 2006. All prior year periods presented reflect the impact of the restatement described above.
(in 000s, except per share amounts)

Consolidated Results of Operations

Year ended April 30,	2006	2005	2004

REVENUES –
Tax Services	$2,451,806	$2,358,293	$2,191,177
Mortgage Services	1,247,138	1,246,018	1,323,709
Business Services	877,259	573,316	499,210
Investment Services	287,955	239,244	229,470
Corporate	8,643	3,148	4,314

	$4,872,801	$4,420,019	$4,247,880

PRETAX INCOME (LOSS) –
Tax Services	$589,766	$663,518	$638,493
Mortgage Services	321,616	496,093	688,523
Business Services	53,378	29,871	19,312
Investment Services	(32,835)	(75,370)	(75,614)
Corporate	(104,532)	(96,397)	(107,739)

	827,393	1,017,715	1,162,975
Income taxes	336,985	393,805	462,523

Net income before change in accounting principle	490,408	623,910	700,452
Cumulative effect of change in accounting principle	-	-	(6,359)

Net income	$490,408	$623,910	$694,093

Basic earnings per share	$1.49	$1.88	$1.96
Diluted earnings per share	1.47	1.85	1.92

CRITICAL ACCOUNTING POLICIES –
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
     REVENUE RECOGNITION – We have many different revenue sources, each governed by specific revenue recognition policies. Our revenue recognition policies can be found in Item 8, note 1 to our consolidated financial statements. Additional discussion of our recognition of gains on sales of mortgage assets follows.
     GAINS ON SALES OF MORTGAGE ASSETS – We sell substantially all of the non-prime mortgage loans we originate to the Trusts, which are qualifying special purpose entities (QSPEs), with servicing rights generally retained. Prime mortgage loans are sold in loan sales, servicing released, to third-party buyers. Gains on sales of mortgage assets are recognized when control of the assets is surrendered (when loans are sold to the Trusts) and are based on the difference between cash proceeds and the allocated cost of the assets sold, including any guarantees or recourse obligations. Other components of gain on sales of mortgage loans include gains or losses on derivatives, loan sale repurchase reserves and direct origination and acquisition expenses.
     We determine the allocated cost of assets sold based on the relative fair values of cash proceeds, MSRs, any guarantee or recourse liabilities to be recorded at the date of sale and the beneficial interest in Trusts, which represents our residual interest in the ultimate expected outcome from the disposition of the loans by the Trusts. The relative fair value of the MSRs and the beneficial interest in Trust is determined using discounted cash flow models, which require various management assumptions, limited by the ultimate expected outcome from the disposition of the loans by the Trusts (see discussion below in “Valuation of Residual Interests” and “Valuation of Mortgage Servicing Rights”). The following is an example of a hypothetical gain on sale calculation:

(in 000s)

Acquisition cost of underlying mortgage loans	$1,000,000
Fair values:
Net proceeds	$995,000
Beneficial interest in Trusts	20,000
MSRs	7,000

$1,022,000

Computation of gain on sale:
Net proceeds	$995,000
Less allocated cost ($995,000 / $1,022,000 x $1,000,000)	973,581

Recorded gain on sale	$21,419

Recorded beneficial interest in Trusts ($20,000 / $1,022,000 x $1,000,000)	$19,570

Recorded value of MSRs ($7,000 / $1,022,000 x $1,000,000)	$6,849

     Variations in the assumptions we use affect the estimated fair values and the reported gains on sales. Gains on sales of mortgage loans totaled $575.4 million, $772.1 million and $915.6 million for fiscal years 2006, 2005 and 2004, respectively.
     See discussion in “Off-Balance Sheet Financing Arrangements” related to the disposition of the loans by the Trusts and subsequent securitization by the Company.
     VALUATION OF RESIDUAL INTERESTS – We use discounted cash flow models to determine the estimated fair values of our residual interests. We develop our assumptions for expected credit losses, prepayment speeds, discount rates and interest rates based on historical experience and third-party market sources. Variations in our assumptions could materially affect the estimated fair values, which may require us to record impairments or unrealized gains. In addition, variations will also affect the amount of residual interest accretion recorded on a monthly basis. Available-for-sale (AFS) residual interests valued at $159.1 million and $205.9 million were recorded as of April 30, 2006 and 2005, respectively. We recorded $35.3 million in net write-ups in other comprehensive income and $34.1 million in impairments in the income statement related to these residual interests during fiscal year 2006 as actual performance differed from our assumptions. See Item 8, note 1 to our consolidated financial statements for our methodology used in valuing residual interests. See Item 8, note 5 to our consolidated financial statements for current assumptions and a sensitivity analysis of those assumptions. See Item 7A for sensitivity analysis related to interest rates.
     VALUATION OF MORTGAGE SERVICING RIGHTS – MSRs are carried at the lower of cost or fair value. We use discounted cash flow models to determine the estimated fair values of our MSRs. Fair values take into account the historical prepayment activity of the related loans and our estimates of the remaining future cash flows to be generated through servicing the underlying mortgage loans. Variations in our assumptions could materially affect the estimated fair values, which may require us to record impairments.
     Prepayment speeds are somewhat correlated with the movement of market interest rates. As market interest rates decline there is a corresponding increase in actual and expected borrower prepayments as customers refinance existing mortgages under more favorable interest rate terms. This in turn reduces the anticipated cash flows associated with servicing resulting in a potential reduction, or impairment, to the fair value of the capitalized MSR. Prepayment rates are estimated based on historical experience and third-party market sources. Many non-prime loans have a prepayment penalty in place for the first two to three years, which has the effect of making prepayment speeds more predictable, regardless of market interest rate movements. If actual prepayment rates prove to be higher than the estimate made by management, impairment of the MSRs could occur.
     MSRs valued at $272.5 million and $166.6 million were recorded as of April 30, 2006 and 2005, respectively. See Item 8, note 1 to our consolidated financial statements for our methodology used in stratifying and valuing MSRs. See Item 8, note 5 to our consolidated financial statements for current assumptions and a sensitivity analysis of those assumptions.
     VALUATION OF GOODWILL – Our goodwill impairment analysis is based on a discounted cash flow approach and market comparables, when available. This analysis, at the reporting unit level, requires significant management judgment with respect to revenue and expense forecasts, anticipated changes in working capital, and the selection and application of an appropriate discount rate. Changes in the projections or assumptions could materially affect fair values. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could effect our conclusions regarding the existence or amount of potential impairment.
     Our goodwill balance was $1.1 billion as of April 30, 2006 and $1.0 billion as of April 30, 2005. No goodwill impairments were identified during fiscal years 2006, 2005 or 2004.
     LITIGATION – Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. Therefore, we have recorded reserves related to certain legal matters for which we believe it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, we have concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded.
     INCOME TAXES – We calculate our current and deferred tax provision for the fiscal year based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the applicable calendar year. Adjustments based on filed returns are recorded in the appropriate periods when identified. We file a consolidated federal tax return on a calendar year basis, generally in the second fiscal quarter of the subsequent year.
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
     OTHER SIGNIFICANT ACCOUNTING POLICIES – Other significant accounting policies, not involving the same level of judgment of uncertainty as those discussed above, are nevertheless important to an understanding of the financial statements. These policies may require judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standard setters and regulators. Although specific conclusions reached by these standard setters may cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see Item 8, note 1 to our consolidated financial statements, which discusses accounting policies we have selected when there are acceptable alternatives, and new or proposed accounting standards that may affect our financial reporting in the future.

RESULTS OF OPERATIONS –
Our business is divided into four reportable segments: Tax Services, Mortgage Services, Business Services and Investment Services.

TAX SERVICES
This segment primarily consists of our income tax preparation businesses — retail, online and software. This segment includes our tax operations in the United States, Canada, Australia and the United Kingdom.

Tax Services – Operating Statistics	(in 000s, except average fee)

Year Ended April 30,	2006	2005(1)	2004(1)

CLIENTS SERVED –
United States:
Company-owned operations	10,359	10,608	10,627
Franchise operations	5,373	5,428	5,460

	15,732	16,036	16,087
Digital tax solutions (2)	3,721	3,017	3,234

	19,453	19,053	19,321
International (3)	2,459	2,333	2,253

	21,912	21,386	21,574

GROSS AVERAGE FEE PER CLIENT SERVED (4) –
Company-owned operations	$169.58	$158.19	$146.34
Franchise operations	143.52	135.98	127.91

	$160.68	$150.67	$140.09

NET AVERAGE FEE PER CLIENT SERVED (5) –
Company-owned operations	$162.91	$153.53	$142.51
RALs(6) –
Company-owned operations	2,542	2,667	2,713
Franchise operations	1,487	1,499	1,508

	4,029	4,166	4,221

(1)	Company-owned and franchise data for fiscal years 2005 and 2004 have not been restated for franchise acquisitions.

(2)	Includes TaxCut federal units sold, online completed and paid federal returns, and state returns and e-filings only when no payment was made for a federal return.

(3)
In the current year, the end of the Canadian tax season was extended from April 30 to May 1, 2006. Clients served in our international operations in fiscal year 2006 includes approximately 41,400 returns in both company-owned and franchise offices which were accepted by the client on May 1, 2006. The revenues related to these returns will be recognized in fiscal year 2007. In the prior year, the end of the Canadian tax season was extended to May 2, 2005. Clients served in our international operations in fiscal year 2005 includes approximately 47,500 returns which were accepted by the client on May 1 and 2, 2005. The revenues related to these returns were recognized in fiscal year 2006.

(4)	Calculated as gross tax preparation and related fees divided by clients served (U.S. only).

(5)	Calculated as gross tax preparation and related fees, less discounts and coupons, divided by clients served (U.S. only).

(6)	Data is for tax season (January 1 – April 30) only.

Tax Services – Financial Results			(in 000s)

Year Ended April 30,	2006	2005	2004

Service revenues:
Tax preparation and related fees	$1,793,325	$1,718,867	$1,589,439
Other services	204,968	193,163	172,517

	1,998,293	1,912,030	1,761,956
Royalties	207,728	197,551	184,882
RAL participation fees	177,852	182,784	168,375
Other	67,933	65,928	75,964

Total revenues	2,451,806	2,358,293	2,191,177

Cost of services:
Compensation and benefits	765,868	726,654	672,066
Occupancy	317,030	281,772	255,516
Supplies	52,894	47,703	40,792
Depreciation and amortization	44,846	54,579	48,808
Bad debt	31,927	33,046	27,328
Allocated shared services and other	102,711	103,560	92,137

	1,315,276	1,247,314	1,136,647
Provision for RAL litigation	70,200	-	-
Other, selling, general and administrative	476,564	447,461	416,037

Total expenses	1,862,040	1,694,775	1,552,684

Pretax income	$589,766	$663,518	$638,493

FISCAL 2006 COMPARED TO FISCAL 2005 – Tax Services’ revenues increased $93.5 million, or 4.0%, compared to the prior year. We opened more than 750 new offices, 550 of which were part of the expansion of our company-owned retail distribution network. This expansion contributed incremental revenues of $36.4 million and pretax losses of $8.5 million in fiscal year 2006.
     Tax preparation and related fees from our retail offices increased $74.5 million, or 4.3%, for fiscal year 2006. This increase is primarily due to an increase of 6.1% in the net average fee per U.S. client served, partially offset by a decrease of 2.3% in U.S. clients served in company-owned offices. The decrease in clients served was partially due to a number of technology problems that severely hurt the start of our filing season coupled with increased competition due to competitors’ refund lending products. Our international operations contributed $18.1 million to the increase, resulting from a 5.4% increase in clients served.

     Revenue from our digital business increased 8.2%, primarily due to a 23.3% increase in clients served, partially offset by planned reductions in unit prices.
     Royalty revenue increased $10.2 million, or 5.2%, due to a 5.5% increase in the gross average fee slightly offset by a 1.0% decline in clients served in franchise offices.
     Revenues earned during fiscal year 2006 in connection with RAL participations decreased $4.9 million, or 2.7%, from fiscal year 2005. This decrease is primarily due to a decrease in the number of RALs, which resulted from increased competition for clients in the early months of the tax season.
     Total expenses increased $167.3 million, or 9.9%, primarily due to $70.2 million of legal reserves and related litigation fees recorded in the current year. During the current year we entered into two settlement agreements. The first was a settlement agreement regarding four separate RAL cases covering 22 states. We also entered into a settlement agreement with the plaintiffs in another RAL case. See additional discussion below and in Item 8, note 17 to the consolidated financial statements.
     Cost of services for the current year increased $68.0 million, or 5.4%, from the prior year. Our real estate expansion efforts have contributed to a total increase of $43.5 million across all cost of services categories. Compensation and benefits increased $39.2 million, or 5.4%, primarily due to an increase in staff needed for our new offices and the addition of costs related to our small business initiatives in the current year. Occupancy expenses increased $35.3 million, or 12.5%, primarily as a result of higher rent expenses, due to a 9.5% increase in company-owned offices under lease and a 7.3% increase in the average rent. Depreciation declined $9.7 million, or 17.8%, primarily due to decreased capital expenditures compared to the prior year.
     Other, selling, general and administrative expenses increased $29.1 million, or 6.5%, primarily due to a $31.5 million increase in corporate shared services, $20.7 million of which was related to our marketing efforts. We also incurred $7.5 million in additional corporate wages and $7.1 million in additional legal costs in the current year. During the fourth quarter of fiscal year 2006, we revised our estimate for the provision for bad debt related to our participation interests in RALs. This change decreased our provision for bad debt $18.0 million during the fourth quarter of the current fiscal year. See additional discussion in Item 8, note 1 to the consolidated financial statements.
     The pretax income for fiscal year 2006 decreased $73.8 million, or 11.1%, from 2005, primarily due to the impact of the current year RAL litigation.
FISCAL 2005 COMPARED TO FISCAL 2004 – Tax Services’ revenues increased $167.1 million, or 7.6%, compared to fiscal year 2004. In the U.S., we opened a net 1,252 new offices, 609 of which were part of the expansion of our company-owned retail distribution network. This expansion contributed incremental revenues of $24.9 million and pretax losses of $18.9 million in fiscal year 2005.
     Tax preparation and related fees increased $129.4 million, or 8.1%. This increase is primarily due to a 7.7% increase in the net average fee per U.S. client served, resulting from increases in our pricing and the complexity of returns prepared. Clients served in our U.S. company-owned offices declined 0.2% from fiscal year 2004.
     Revenue from our digital business increased 7.9%, primarily due to price increases, partially offset by a 6.7% decrease in clients served.
     Other service revenues increased $20.6 million, or 12.0%, primarily as a result of additional revenues associated with RACs and Express IRAs.
     Royalty revenues increased $12.7 million, or 6.9%, primarily due to a 6.3% increase in the gross average fee per client served at our franchise offices.
     Revenues earned during fiscal year 2005 in connection with RAL participations increased $14.4 million, or 8.6%, over fiscal year 2004. This increase is primarily due to an increase in the dollar amount of loans in which we purchased participation interests, resulting from an increase in the fee charged by the lender, an increase in our clients’ average refund size and the maximum loan amount allowed by the lender.
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
     Other, selling, general and administrative expenses increased $31.4 million over fiscal year 2004 primarily due to increased spending related to an $18.8 million increase in allocations from support departments and additional legal expenses of $10.2 million.

     Pretax income of $663.5 million for fiscal year 2005 represents a 3.9% increase from the prior year. The segment’s operating margin declined 100 basis points to 28.1% in fiscal year 2005.
RAL LITIGATION – On December 21, 2005, we entered into a settlement agreement regarding litigation pertaining to our RAL programs entitled Deadra D. Cummins, et al. v. H&R Block, Inc. et al.; Mitchell v. H&R Block, Inc. et al.; Green v. H&R Block, Inc. et al.; and Becker v. H&R Block, Inc. (the “Cummins Settlement Agreement”). Pursuant to the Settlement Agreement’s terms, we will contribute a total of up to $62.5 million in cash for purposes of making payments to the settlement class, paying all attorneys’ fees and costs to class counsel, and covering service awards to the representative plaintiffs. In addition, we will pay costs for providing notice of the settlement to settlement class members. We increased existing reserves related to this matter, resulting in a pretax charge of $50.7 million in fiscal year 2006.
     On April 19, 2006, we entered into a settlement agreement, subject to final court approval, regarding litigation entitled Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al. (the “Carnegie Settlement Agreement”). Pursuant to the Carnegie Settlement Agreement, we will contribute a total of $19.5 million in cash for purposes of making payments to the settlement class, paying all attorneys’ fees and costs to class counsel, incentive payment awards to plaintiff and all notice and administration costs. We recorded a reserve of $19.5 million related to this settlement in the third quarter of fiscal year 2006.
     We are named as a defendant in one other class-action lawsuit and one state attorney general lawsuit alleging that we engaged in wrongdoing with respect to the RAL program. We believe we have strong defenses to the other lawsuits and will vigorously defend our position. Nevertheless, the amounts claimed in these lawsuits are, in some instances, very substantial, and there can be no assurances as to their ultimate outcome, or as to their impact on our financial statements. See additional discussion of RAL Litigation in Item 8, note 17 to the consolidated financial statements and in Part I, Item 3, “Legal Proceedings.”

MORTGAGE SERVICES
This segment is primarily engaged in the origination of non-prime mortgage loans through an independent broker network, the origination of non-prime and prime mortgage loans through a retail office network, the sale and securitization of mortgage loans and residual interests, and the servicing of non-prime loans.

Mortgage Services – Operating Statistics			(dollars in 000s)

Year Ended April 30,	2006	2005	2004

VOLUME OF LOANS ORIGINATED –
Wholesale (non-prime)	$36,028,794	$26,977,810	$20,150,992
Retail:Non-prime	3,260,071	3,005,168	1,846,674
Prime	1,490,898	1,018,746	1,258,347

	$40,779,763	$31,001,724	$23,256,013

NON-PRIME LOAN CHARACTERISTICS –
Weighted average FICO score	622	614	608
Weighted average interest rate for borrowers (WAC)	7.87%	7.36%	7.39%
Weighted average loan-to-value	80.6%	78.9%	78.7%
Percentage with prepayment penalty	72.4%	70.8%	73.7%
ORIGINATION MARGIN (% OF ORIGINATION VOLUME) (1) –
Loan sale premium	1.42%	2.77%	4.21%
Residual cash flows from beneficial interest in Trusts	0.51%	0.63%	0.72%
Gain (loss) on derivatives	0.35%	0.15%	(0.05%)
Loan sale repurchase reserves	(0.18%)	(0.13%)	(0.20%)
Retained MSRs	0.61%	0.44%	0.36%

	2.71%	3.86%	5.04%
Cost of acquisition	(0.37%)	(0.54%)	(0.50%)
Direct origination expenses	(0.58%)	(0.68%)	(0.65%)

Net gain on sale – gross margin (2)	1.76%	2.64%	3.89%
Other revenues	(0.02%)	0.03%	0.01%
Other cost of origination	(1.33%)	(1.55%)	(1.68%)

Net margin	0.41%	1.12%	2.22%

Total cost of origination	1.91%	2.23%	2.33%
Total cost of origination and acquisition	2.28%	2.77%	2.83%
LOAN DELIVERY –
Loan sales	$40,272,225	$30,975,523	$23,234,935
Execution price (3)	1.58%	3.01%	4.09%

Mortgage Services – Financial Results			(in 000s)

Year Ended April 30,	2006	2005	2004

Components of gains on sales:
Gain on mortgage loans	$575,402	$772,061	$915,628
Gain (loss) on derivatives	141,223	46,853	(11,957)
Gain on sales of AFS residual interests	31,463	15,396	40,689
Impairment of AFS residual interests	(34,107)	(12,235)	(26,063)

	713,981	822,075	918,297

Interest income:
Accretion-residual interests	114,346	137,610	186,466
Other	18,722	11,850	5,064

	133,068	149,460	191,530

Loan-servicing revenue	398,992	273,056	211,710
Other	1,097	1,427	2,172

Total revenues	1,247,138	1,246,018	1,323,709

Cost of services	296,710	221,148	193,383
Cost of other revenues:
Compensation and benefits	293,781	239,997	206,238
Occupancy	45,116	37,336	28,418
Other	105,494	78,769	55,265

	444,391	356,102	289,921

Selling, general and administrative	184,421	172,675	151,882

Total expenses	925,522	749,925	635,186

Pretax income	$321,616	$496,093	$688,523

(1)	See “Reconciliation of Non-GAAP Financial Information” at the end of Item 7. Fiscal year 2006 excludes the impact of a restructuring charge.

(2)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

(3)
Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

FISCAL 2006 COMPARED TO FISCAL 2005 – Mortgage Services’ revenues were essentially flat compared to the prior year, with higher loan servicing revenues and gains on derivatives offset by lower margins on mortgage loans sold and lower accretion.
     The following table summarizes the key drivers of loan origination volumes and related gains on sales of mortgage loans:

(dollars in 000s)

Year Ended April 30,	2006	2005

Application process:
Total number of applications	369,210	335,203
Number of sales associates (1)	2,814	3,526
Closing ratio (2)	60.3%	58.3%
Originations:
Total number of originations	222,749	195,392
WAC	7.87%	7.36%
Average loan size (all loans)	$183	$159
Total originations	$40,779,763	$31,001,724
Direct origination and acquisition expenses, net	$387,911	$378,674
Revenue (loan value):
Net gain on sale – gross margin (3)	1.76%	2.64%

(1)	Includes all direct sales and back office sales support associates.

(2)	Percentage of loans funded divided by total applications in the period.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

     Despite a 31.5% increase in loan origination volume, gains on sales of mortgage loans decreased $196.7 million, primarily as a result of moderating demand by loan buyers and rising two-year swap rates. Market interest rates, based on the two-year swap, increased from an average of 3.32% last year to 4.63% in the current year. However, our WAC increased only 51 basis points, up to 7.87% from 7.36% in the prior year. Due to competitive market conditions, we were unable to align our WAC with increases in market rates. As such, our loan sale premium declined 135 basis points, to 1.42% from 2.77% last year. In the current year, we also increased our loss reserves $11.6 million above our normal loss accrual, primarily related to repurchase activity related to early payment defaults, which reduced gains on sales of mortgage loans. The mortgage industry has seen an increase in early payment defaults over the past few months, and we have taken steps in reaction to our loss exposure.
     The initial value of MSRs we recorded in fiscal year 2006 increased to 61 basis points from 44 basis points in the prior year, which resulted in an increase of $113.0 million in gains on sales of mortgage loans. These increases were primarily due to higher origination volumes, average loan size and interest rates, coupled with updated valuation assumptions. During fiscal year 2006 we updated our assumptions used to value our MSRs. The assumptions were updated primarily to reflect lower servicing costs, in particular interest paid to bondholders on monthly loan prepayments, and higher discount rates. These changes in assumptions increased the weighted average value of MSRs recorded during fiscal year 2006 by approximately $37.0 million (9 basis points of total retained MSRs of 61 basis points) over the prior year.
     To mitigate the risk of short-term changes in market interest rates related to our loan originations and beneficial interest in Trusts, we use various derivative financial instruments. During the current year, we recorded a net $141.2 million in gains, compared to $46.9 million in the prior year, related to our interest rate swaps and other derivative instruments. This increase was primarily due to rising short-term interest rates and an increase in the average notional amount of swap arrangements to $8.4 billion in the current year, compared to $2.4 billion in fiscal year 2005. See Item 8, note 8 to the consolidated financial statements.
     In fiscal year 2006, we completed sales of available-for-sale residual interests and recorded a gain of $31.5 million. These sales accelerated cash flows from these residual interests, effectively realizing previously recorded unrealized gains included in other comprehensive income. We recorded a gain of $15.4 million in the prior year on a similar transaction.
     During fiscal year 2006, our available-for-sale residual interests performed better than expected in our internal valuation models, with lower credit losses than originally modeled, partially offset by higher than expected interest rates. We recorded favorable pretax mark-to-market adjustments, which increased the fair value of these residual interests $53.3 million during the year. These adjustments were recorded, net of write-downs of $18.0 million and deferred taxes of $13.5 million, in other comprehensive income and will be accreted into income throughout the remaining life of the residual interests. Offsetting this increase were impairments of $34.1 million, which were recorded in gains on sales of mortgage assets. Future changes in interest rates or other assumptions, based on market conditions or actual loan pool performance, could cause additional adjustments to the fair value of these residual interests and could cause changes to the accretion of these residual interests in future periods.

     The following table summarizes the key metrics related to our loan servicing business:
(dollars in 000s)

Year Ended April 30,	2006	2005

Average servicing portfolio:
With related MSRs	$56,521,595	$41,021,448
Without related MSRs	19,106,863	13,838,769

	$75,628,458	$54,860,217

Ending servicing portfolio:
With related MSRs	$62,910,568	$47,543,982
Without related MSRs	10,471,509	20,450,482

	$73,382,077	$67,994,464

Number of loans serviced	441,981	435,290
Average delinquency rate	5.16%	4.85%
Weighted average FICO score	621	618
Weighted average interest rate (WAC) of portfolio	7.58%	7.46%
Weighted average rate earned	0.38%	0.36%
Carrying value of MSRs	$272,472	$166,614

     Loan servicing revenues increased $125.9 million, or 46.1%, compared to the prior year. The increase reflects a higher loan servicing portfolio resulting from our loan origination growth. The average servicing portfolio for the year increased $20.8 billion, or 37.9%, to $75.6 billion, even with lower volumes in our sub-servicing business. The weighted average rate earned on our entire servicing portfolio was 38 basis points for fiscal year 2006, compared to 36 basis points in the prior year.
     Total expenses for the current year increased $175.6 million, or 23.4%, from the prior year. Cost of services increased $75.6 million, or 34.2%, mainly as a result of a higher average servicing portfolio during the current year and increased amortization of MSRs.
     Cost of other revenues increased $88.3 million over fiscal year 2005, and includes a $12.6 million restructuring charge associated with the closing of some of our branch offices. See additional discussion of the restructuring charge in Item 8, note 16 to the consolidated financial statements. Compensation and benefits increased $53.8 million primarily due to an increase in the average number of sales associates during the year to support higher loan volumes and the resulting increase in origination-based incentives, coupled with $6.7 million in severance charges recorded as part of the restructuring. Occupancy expenses increased $7.8 million primarily due to $5.9 million in lease termination costs recorded as part of the restructuring. Other expenses increased $26.7 million primarily as a result of $20.1 million in additional interest expense related to mortgage loans held on our balance sheet and $5.0 million of additional depreciation and amortization of our newly implemented origination and servicing software.
     Selling, general and administrative expenses increased $11.7 million primarily due to $15.3 million in additional marketing expenses, $5.1 million in additional occupancy costs and $3.2 million in higher allocated shared services. These increases were partially offset by a $15.7 million decline in compensation and benefits resulting from reductions in administrative and corporate headcount and lower bonus accruals.
     Pretax income decreased $174.5 million, or 35.2%, for fiscal year 2006.
FISCAL 2005 COMPARED TO FISCAL 2004 – Mortgage Services’ revenues decreased $77.7 million, or 5.9%, compared to fiscal year 2004. Revenues decreased primarily as a result of a decline in gains on sales of mortgage loans.
     Although origination volumes increased 33.3% over fiscal year 2004, gains on sales of mortgage loans declined $143.6 million as a result of increased price competition and poorer execution in the secondary market. As a result, our net margin declined to 1.12% from 2.22% in fiscal year 2004.
     The average market interest rate for a 2-year swap increased to 3.32% in fiscal year 2005 from 1.97% in 2004, while our WAC decreased to 7.36% from 7.39% for the same periods. Because our WAC did not increase as quickly as market rates, our gross margin declined 125 basis points from fiscal year 2004. During fiscal year 2005, we recorded $46.9 million in net gains, compared to a net loss of $12.0 million in 2004, related to derivative instruments.
     In fiscal year 2005, we completed a sale of available-for-sale residual interests and recorded a gain of $15.4 million. We recorded a gain of $40.7 million in the prior year on similar transactions.
     Impairments of available-for-sale residual interests in securitizations of $12.2 million were recognized during fiscal year 2005 compared with $26.1 million in the prior year. The impairments in fiscal year 2004 were due primarily to loan performance of older residuals and changes in assumptions to more closely align with the economic and interest rate environment.
     Total accretion of residual interests decreased $48.9 million from fiscal year 2004. This decrease is primarily due to the sale of previously securitized residual interests during fiscal year 2004, which eliminated future accretion on those residual interests.
     During fiscal year 2005, our available-for-sale residual interests continued to perform better than expected compared to internal valuation models. We recorded favorable pretax mark-to-market adjustments, which increased the fair value of these residual interests $154.3 million during fiscal year 2005. These adjustments were recorded, net of write-downs of $58.3 million and deferred taxes of $36.6 million, in other comprehensive income and will be accreted into income throughout the remaining life of these residual interests.
     Loan-servicing revenues increased $61.3 million, or 29.0%, over fiscal year 2004. The increase reflects a higher average loan-servicing portfolio. The average servicing portfolio for fiscal year 2005 increased 42.4%.
     Cost of services increased $27.8 million, or 14.4%, as a result of a higher average servicing portfolio, particularly loans with MSRs, which also resulted in an increase in MSR amortization.
     Cost of other revenues increased $66.2 million, or 22.8%, over fiscal year 2004. Compensation and benefits increased $33.8 million as a result of a 25.4% increase in the number of employees, reflecting resources needed to support higher loan production volumes.
      Selling, general and administrative expenses increased $20.8 million, or 13.7%, due to $12.1 million in increased retail marketing expenses and $7.4 million in additional consulting expenses.
     Pretax income for fiscal year 2005 decreased $192.4 million, or 27.9%, from fiscal year 2004.

BUSINESS SERVICES
This segment offers middle-market companies accounting, tax and business consulting services, wealth management, retirement resources, payroll services, corporate finance and financial process outsourcing.

Business Services — Operating Statistics

Year Ended April 30,	2006	2005	2004

ACCOUNTING, TAX AND BUSINESS CONSULTING -
Chargeable hours (000s)	4,357	2,898	2,598
Chargeable hours per person	1,385	1,430	1,414
Net billed rate per hour	$141	$133	$124
Average margin per person	$114,755	$112,573	$102,496

Business Services — Financial Results			(in 000s)

Year Ended April 30,	2006	2005	2004

Service revenues:
Accounting, tax and consulting	$690,817	$412,473	$353,750
Capital markets	59,553	67,922	73,860
Payroll, benefits and retirement services	36,605	27,331	21,172
Other services	52,501	31,170	19,390

	839,476	538,896	468,172
Other	37,783	34,420	31,038

Total revenues	877,259	573,316	499,210

Cost of services:
Compensation and benefits	471,619	310,950	256,640
Occupancy	56,870	24,699	20,498
Other	65,386	36,672	33,080

	593,875	372,321	310,218
Selling, general and administrative	230,006	171,124	169,680

Total expenses	823,881	543,445	479,898

Pretax income	$53,378	$29,871	$19,312

FISCAL 2006 COMPARED TO FISCAL 2005 – Business Services’ revenues for fiscal year 2006 increased $303.9 million, or 53.0%, from the prior year. This increase was primarily due to the acquisition of American Express Tax and Business Services, Inc., which increased accounting, tax and consulting revenues $251.3 million. The remaining $27.1 million increase in tax, accounting and consulting revenues was primarily driven by increases in the net billed rate per hour and chargeable hours.
      Capital markets revenues declined $8.4 million due to a 36.0% decline in the number of business valuation projects. Payroll, benefits and retirement services revenues increased $9.3 million primarily due to acquisitions completed during the third and fourth quarters of fiscal year 2005. Other service revenues increased $21.3 million as a result of acquisitions completed in the fourth quarter of fiscal year 2005 in our financial process outsourcing business and growth in wealth management services.
     Total expenses increased $280.4 million, or 51.6%, for fiscal year 2006 compared to the prior year. Cost of services increased $221.6 million, primarily due to a $160.7 million increase in compensation and benefits. Compensation and benefits increased $136.0 million due to the American Express Tax and Business Services, Inc. acquisition. In addition, baseline increases in the number of personnel and the average wage per employee, driven by marketplace competition for professional staff, also contributed to the increase. Occupancy expenses increased $32.2 million and other cost of services increased $28.7 million primarily due to acquisitions.

      Selling, general and administrative expenses increased $58.9 million primarily due to acquisitions and additional costs associated with our business development initiatives.
     Pretax income for the year ended April 30, 2006 was $53.4 million, compared to pretax income of $29.9 million in the prior year.
FISCAL 2005 COMPARED TO FISCAL 2004 – Business Services’ revenues for fiscal year 2005 increased $74.1 million, or 14.8%, from the prior year. This increase was primarily due to a $58.7 million increase in accounting, tax and consulting revenues resulting from an 11.5% increase in chargeable hours and a 7.3% increase in the net billed rate per hour. The increase in chargeable hours is primarily due to strong demand for our tax and accounting services as well as our consulting and risk management services. This demand stems from the current business environment and the emphasis placed on the accounting industry.
      Capital markets revenues declined $5.9 million as a result of an 11.2% decrease in the number of business valuation projects. Payroll, benefits and retirement services revenues increased as a result of three acquisitions completed during the last half of fiscal year 2005.
      Other service revenues increased $11.8 million due to the acquisition of our financial process outsourcing business in the second quarter of fiscal year 2004, coupled with overall growth in this business. Increases in reimbursable expenses and contractor revenues also contributed to higher revenues.
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

Investment Services – Operating Statistics

Year Ended April 30,	2006	2005	2004

Customer trades (1)	974,625	885,796	1,004,235
Customer daily average trades	3,883	3,529	3,923
Average revenue per trade (2)	$119.11	$123.33	$119.36
Customer accounts: (3)
Traditional brokerage	418,162	431,749	463,736
Express IRAs	442,157	380,539	366,040

	860,319	812,288	829,776

Ending balance of assets under administration (billions)	$31.8	$27.8	$26.7
Average assets per traditional brokerage account	$75,222	$63,755	$57,204
Average margin balances (millions)	$539	$597	$545
Average customer payables balances (millions)	$782	$975	$984
Number of advisors	958	1,010	1,009
Included in the numbers above are the following relating to fee-based accounts:
Customer household accounts	9,224	7,668	6,964
Average revenue per account	$2,535	$2,301	$1,572
Ending balance of assets under administration (millions)	$2,526	$1,975	$1,494
Average assets per active account	$274,981	$260,238	$214,537

(1) Includes only trades on which revenues are earned (“revenue trades”). Revenues are earned on both transactional and annuitized trades.

(2) Calculated as total trade revenues divided by revenue trades.

(3) Includes only accounts with a positive balance.

Investment Services – Financial Results	(in 000s)

Year Ended April 30,	2006	2005	2004

Service revenues:
Transactional revenue	$91,143	$88,516	$99,559
Annuitized revenue	99,331	77,386	60,950

Production revenue	190,474	165,902	160,509
Other services	32,256	29,206	35,619

	222,730	195,108	196,128

Margin interest revenue	60,795	43,698	33,408
Less: interest expense	(6,643)	(3,114)	(1,358)

Net interest revenue	54,152	40,584	32,050

Other	4,430	438	(66)

Total revenues (1)	281,312	236,130	228,112

Cost of services:
Compensation and benefits	135,256	116,552	108,956
Occupancy	21,050	22,178	21,571
Other	21,132	19,555	24,091

	177,438	158,285	154,618
Selling, general and administrative	136,709	153,215	149,108

Total expenses	314,147	311,500	303,726

Pretax loss	$(32,835)	$(75,370)	$(75,614)

(1)	Total revenues, less interest expense.

FISCAL 2006 COMPARED TO FISCAL 2005 — Investment Services’ revenues, net of interest expense, for the fiscal year 2006 increased $45.2 million, or 19.1%.
      Total production revenue increased $24.6 million, or 14.8%, over the prior year. Transactional revenue, which is based on sales of individual securities, increased $2.6 million, or 3.0%, from the prior year due primarily to a 6.1% increase in transactional trading volume, partially offset by a 2.4% decrease in average revenue per transactional trade. Annuitized revenue, which is based on sales of various fee-based products, increased $21.9 million, or 28.4%, due to increased sales of annuities and insurance, wealth management accounts, mutual funds, and unit investment trusts (UITs). The shift in revenues from transactional to annuitized demonstrates our continued move toward an advice-based focus.
      Annualized productivity averaged approximately $194,000 per advisor during the current year compared to $166,000 in the prior year. Increased productivity was due to higher production levels across all recruiting classes. Minimum production standards put into place during the fourth quarter of fiscal year 2005 resulted in 111 advisors increasing their production. These standards also resulted in 152 low-producing advisors leaving the company. We expect average advisor productivity to continue increasing as we enforce minimum production standards, provide additional training to advisors and increase productivity levels of newly recruited advisors.
      Margin interest revenue increased $17.1 million, or 39.1%, from the prior year, as a result of higher interest rates earned, partially offset by a decline in average margin balances.
      Total expenses increased $2.6 million, or 0.8%. Cost of services increased $19.2 million, or 12.1%, primarily as a result of $18.7 million of additional compensation and benefits expenses resulting from higher production revenues.
      Selling, general and administrative expenses decreased $16.5 million, or 10.8%, primarily due to a $4.8 million decline in legal expenses, due in part to a favorable arbitration outcome. Current year results also improved due to reduced back-office headcount relating to cost containment efforts and gains on the disposition of certain assets during the year. These decreases were partially offset by increased bonus accruals associated with the segment’s improved performance.
      The pretax loss for Investment Services for the year ended April 30, 2006 was $32.8 million compared to the prior year loss of $75.4 million.
FISCAL 2005 COMPARED TO FISCAL 2004 – Investment Services’ revenues, net of interest expense, for fiscal year 2005 increased $8.0 million, or 3.5%. The increase is primarily due to higher margin interest revenue.
      Production revenue increased $5.4 million, or 3.4% over fiscal year 2004. Transactional revenue decreased $11.0 million, or 11.1%, from the prior year due primarily to an 18.7% decline in transactional trading volume. This decline was partially offset by an increase in the average revenue per trade. Annuitized revenue increased $16.4 million, or 27.0%, due to increased sales of annuities, mutual funds and our fee-based wealth management accounts. Annuitized revenues represent 46.6% of total production revenues for fiscal year 2005, compared to 38.0% in the prior year. Advisor productivity averaged approximately $166,000 in fiscal year 2005, essentially flat compared to the prior year.
      Other service revenue declined $6.4 million, or 18.0%, from fiscal year 2004 due to fewer fixed income underwriting offerings and Express IRA revenues now being recorded as part of Tax Services.
      Margin interest revenue increased $10.3 million, or 30.8%, from fiscal year 2004, which is primarily a result of higher interest rates earned, coupled with a 9.5% increase in average margin balances. Margin balances have increased from an average of $545.0 million in fiscal year 2004 to $597.0 million in fiscal year 2005.
      Cost of services increased $3.7 million, or 2.4%, primarily due to $7.6 million of additional compensation and benefits resulting from a higher average commission rate than fiscal year 2004 and other financial incentives for attracting new advisors. This increase was partially offset by declines in depreciation and other expenses.
      Selling, general and administrative expenses increased $4.1 million, or 2.8%, over fiscal year 2004 primarily as the result of $6.8 million in additional legal expenses, partially offset by gains of $4.6 million on the disposition of certain assets.
      The pretax loss for Investment Services for fiscal year 2005 was $75.4 million compared to a loss of $75.6 million in the prior year.

CORPORATE
Corporate support departments, which provide services to our operating segments consist of marketing, information technology, facilities, human resources, executive, legal, finance, government relations and corporate communications. Support department costs are generally allocated to our operating segments. Financial results for our captive insurance, franchise financing and banking subsidiaries are also included below, as was our small business initiatives subsidiary in fiscal year 2004.

Corporate – Financial Results	(in 000s)

Year Ended April 30,	2006	2005	2004

Operating revenues	$22,279	$13,592	$12,532
Eliminations	(13,636)	(10,444)	(8,218)

Total revenues	8,643	3,148	4,314

Corporate expenses:
Interest expense	67,630	72,701	69,300
Other	65,484	51,262	50,476

	133,114	123,963	119,776

Support departments:
Marketing	137,065	117,303	110,507
Information technology	116,990	107,306	110,569
Finance	49,719	34,498	33,829
Other	122,232	107,562	78,593

	426,006	366,669	333,498

Allocation of shared services	(425,589)	(366,742)	(336,639)
Other income, net	20,356	24,345	4,582

Pretax loss	$(104,532)	$(96,397)	$(107,739)

FISCAL 2006 COMPARED TO FISCAL 2005 – Corporate expenses increased $9.2 million primarily due to a $14.2 million increase in other expenses, offset by a $5.1 million decline in interest expense. Other expenses increased due to higher finance and information technology department expenses.
      Our consolidated interest expense, both operating and non-operating, totaled $103.8 million for fiscal year 2006, an increase of $15.9 million over the prior year. Of the $103.8 million in total interest, $49.1 million related to debt incurred on previous acquisitions, with the remaining $54.7 million related to our operations recorded directly in our operating segments.
      Marketing department expenses increased $19.8 million, or 16.8%, due primarily to an increase in digital advertising efforts. Information technology department expenses increased $9.7 million primarily due to higher compensation and benefits associated with higher headcount. Finance department expenses increased $15.2 million, primarily due to additional consulting expenses and increases in compensation expenses. Other support department expenses increased $14.7 million primarily due to increases in stock-based compensation expenses and legal department expenses, partially offset by a decrease in supply department expenses.
      Other income declined $4.0 million primarily as a result of $17.3 million in legal recoveries we received during the prior year, partially offset by other gains recorded in the current year.
      The pretax loss was $104.5 million, compared with last year’s loss of $96.4 million.
      Our effective tax rate for the year increased to 40.7% compared to 38.7% in the prior year. This increase is due to higher deferred tax valuation allowances and increases in reserves for uncertain tax positions.
FISCAL 2005 COMPARED TO FISCAL 2004 – Corporate expenses increased $4.2 million primarily due to higher interest expense, resulting from higher interest rates and higher average debt balances.
      Marketing department expenses increased $6.8 million, or 6.1%, primarily due to additional marketing efforts in fiscal year 2005. Other support department expenses increased $29.0 million, primarily due to $15.1 million of additional stock-based compensation expenses, increases in the cost of employee insurance and supplies.
      Other income increased $19.8 million primarily as a result of $17.3 million in legal recoveries.
      The pretax loss was $96.4 million, compared with a loss of $107.7 million in fiscal year 2004.
      Our effective income tax rate for fiscal year 2005 decreased to 38.7% compared to 39.8% in fiscal year 2004. The decrease is due to tax benefits realized on net operating loss carryforwards.

FINANCIAL CONDITION -
CAPITAL RESOURCES & LIQUIDITY BY SEGMENT
Our sources of capital include cash from operations, issuances of common stock and debt. We use capital primarily to fund working capital, pay dividends, repurchase shares of our common stock and acquire businesses.
     CASH FROM OPERATIONS – Operating cash flows totaled $585.7 million, $513.8 million and $852.5 million in fiscal years 2006, 2005 and 2004, respectively. Operating cash flows in fiscal year 2006 increased from fiscal year 2005 primarily due to lower income tax payments, which totaled $270.5 million this year, compared to $437.4 million in fiscal year 2005, partially offset by higher MSR balances and increased mortgage loans held for sale.
     ISSUANCES OF COMMON STOCK – We issue shares of our common stock in accordance with our stock-based compensation plans out of our treasury shares. Proceeds from the issuance of common stock totaled $108.5 million, $136.1 million and $120.0 million in fiscal years 2006, 2005 and 2004, respectively.
     DEBT – On October 26, 2004, we issued $400.0 million of 5.125% Senior Notes under our shelf registration statements. The proceeds from the notes were used to repay our $250.0 million in 6 3/4% Senior Notes, which were due on November 1, 2004. The remaining proceeds were used for working capital, capital expenditures, repayment of other debt and other general corporate purposes.
     DIVIDENDS – We have consistently paid quarterly dividends. Dividends paid totaled $160.0 million, $143.0 million and $138.4 million in fiscal years 2006, 2005 and 2004, respectively.
     SHARE REPURCHASES – On June 9, 2004, our Board of Directors approved an authorization to repurchase 15 million shares. This authorization is in addition to the authorization of 20 million shares on June 11, 2003. During fiscal year 2006, we repurchased 9.0 million shares pursuant to these authorizations at an aggregate price of $254.2 million or an average price of $28.18 per share. There were 10.5 million shares remaining under the 2004 authorization at the end of fiscal year 2006.
      We plan to continue to purchase shares on the open market in accordance with the existing authorizations, subject to various factors including the price of the stock, our ability to maintain liquidity and financial flexibility, securities laws restrictions, targeted capital levels and other investment opportunities available.
     ACQUISITIONS – From time to time we acquire businesses that are viewed to be a good strategic fit to our organization. Total cash paid for acquisitions was $212.5 million, $37.6 million and $280.9 million during fiscal years 2006, 2005 and 2004, respectively. Acquisitions during fiscal year 2006 included American Express Tax and Business Services, Inc. Cash paid in fiscal year 2006 related to the acquisition of this business totaled $190.7 million. Significant acquisitions during fiscal year 2004 were the former major franchise territories we now operate as company-owned. Cash paid in fiscal year 2004 related to the acquisition of these territories totaled $243.2 million.
      RESTRICTED CASH – We hold certain cash balances that are restricted as to use. Cash and cash equivalents - restricted totaled $394.1 million at fiscal year end. Investment Services held $369.0 million of this total segregated in a special reserve account for the exclusive benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934. Restricted cash of $16.4 million at April 30, 2006 held by Business Services is related to funds held to pay payroll and related taxes on behalf of its customers. Restricted cash held by Mortgage Services totaled $8.4 million at April 30, 2006 for outstanding commitments to fund mortgage loans.
     FISCAL YEAR 2007 OUTLOOK – We began construction on a new corporate headquarters facility during fiscal year 2005. Estimated remaining construction costs to be incurred during fiscal year 2007 of $63.9 million will be financed from operating cash flows.
      Our Board of Directors approved an increase of the quarterly cash dividend from 12.5 cents to 13.5 cents per share, an 8.0% increase, effective with the quarterly dividend payment on October 2, 2006 to shareholders of record on September 11, 2006. On June 7, 2006, our Board also approved an additional authorization to repurchase 20.0 million shares.
      We plan to refinance our $500.0 million in Senior Notes, which are due in April 2007.
      The initial capital contribution for the H&R Block Bank will be $160.0 million, which we transferred on May 1, 2006, with an additional $10.0 million capital contribution planned during fiscal year 2007. H&R Block Bank is required to maintain a minimum leverage capital to total asset ratio of 12% during its first three years of operations.

      A condensed consolidating statement of cash flows by segment for the fiscal year ended April 30, 2006 follows. Generally, interest is not charged on intercompany activities between segments. Detailed consolidated statements of cash flows are located in Item 8.

						(in 000s)
		Mortgage	Business	Investment		Consolidated
	Tax Services	Services	Services	Services	Corporate	H&R Block

FISCAL YEAR 2006 –
Cash provided by (used in):
Operations	$596,025	$(123,903)	$31,258	$24,894	$57,412	$585,686
Investing	(62,797)	(309,302)	(221,122)	12,615	(107,899)	(688,505)
Financing	14,173	-	(23,611)	14,538	(308,136)	(303,036)
Net intercompany	(527,564)	422,418	233,744	(13,470)	(115,128)	-

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
     TAX SERVICES – Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in the fourth quarter. Tax Services generated $596.0 million in operating cash flows primarily related to net income, as cash is generally collected from clients at the time services are rendered. We also received a signing bonus from HSBC during the current year in connection with our new RAL participation agreement, which was recorded as deferred revenue at April 30, 2006.
      Since July 1996, we have been a party to agreements with HSBC and its predecessors to participate in RALs provided by a lending bank to H&R Block tax clients. During fiscal year 2006, we signed a new agreement with HSBC under which HSBC and its designated bank will provide funding of all RALs offered through June 2011. If HSBC and its designated bank do not continue to provide funding for RALs, we could seek other RAL lenders to continue offering RALs to our clients or consider alternative funding strategies. We believe that a number of suitable lenders would be available to replace HSBC should the need arise.
      We also believe that the RAL program is productive for the Company and a useful service for our customers. The RAL program is regularly reviewed both from a business perspective and to ensure compliance with applicable state and federal laws. It is our intention to continue to offer the RAL program in the foreseeable future.
      Loss of the RAL program could adversely affect our operating results. In addition to the loss of revenues and income directly attributable to the RAL program, the inability to offer RALs could indirectly result in the loss of retail tax clients and associated tax preparation revenues, unless we were able to take mitigating actions. Total revenues related to the RAL program (including revenues from participation interests) were $179.3 million for the year ended April 30, 2006, representing 3.7% of consolidated revenues and contributed $106.5 million to the segment’s pretax results. Revenues related to the RAL program totaled $182.6 million for the year ended April 30, 2005, representing 4.1% of consolidated revenues and contributed $101.3 million to the segment’s pretax results.
      Our international operations are generally self-funded. Cash balances are held in Canada, Australia and the United Kingdom independently in local currencies. H&R Block Canada, Inc. (Block Canada) has a commercial paper program for up to $225.0 million (Canadian). At April 30, 2006, there was no commercial paper outstanding. The peak borrowing during fiscal year 2006 was $133.0 million (Canadian).
     MORTGAGE SERVICES – This segment primarily generates cash as a result of the sale and securitization of mortgage loans and residual interests and as its residual interests mature. Mortgage Services used $123.9 million in cash from operating activities primarily due to higher MSR balances and mortgage loans held for sale. This segment also used $309.3 million in cash from investing activities primarily related to loans originated for transfer to the H&R Block Bank, partially offset by cash received from the maturity and sales of available-for-sale residual interests. We regularly sell loans as a source of liquidity. Loan sales in fiscal year 2006 were $40.3 billion compared with $31.0 billion in fiscal year 2005. Additionally, Block Financial Corporation (BFC) provides a line of credit of at least $150 million for working capital needs. At the end of fiscal year 2006 there was $372.6 million outstanding on this facility.
     WAREHOUSE FUNDING. See discussion of our non-prime warehouse facilities below in “Off-Balance Sheet Financing Arrangements.”

      To finance our prime mortgage loan originations, we use a warehouse facility with capacity up to $25 million. This annual facility bears interest at one-month LIBOR plus 140 to 200 basis points. As of April 30, 2006 and 2005, the balance outstanding under this facility was $1.6 million and $4.4 million, respectively, and is included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets.
     We believe the sources of liquidity available to the Mortgage Services segment are sufficient for its needs. Risks to the stability of these sources include, but are not limited to, adverse changes in the perception of the non-prime industry, adverse changes in the regulation of non-prime lending, changes in the rating criteria of non-prime lending by third-party rating agencies and, to a lesser degree, reduction in the availability of third parties who provide credit enhancement. Past performance of the securitizations will also impact the segment’s future participation in these markets. The off-balance sheet warehouse facilities used by the Trusts are subject to annual renewal, each at a different time during the year, and any of the above events could lead to difficulty in renewing the lines. These risks are mitigated by a staggering of the renewal dates related to these warehouse lines and through the use of multiple lending institutions to secure these lines.
     BUSINESS SERVICES – Business Services funding requirements are largely related to receivables for completed work and “work in process.” We provide funding in the normal course of business sufficient to cover these working capital needs. Business Services also has future obligations and commitments, which are summarized in the tables below under “Contractual Obligations and Commercial Commitments.”
      This segment generated $31.3 million in operating cash flows primarily related to net income. Additionally, Business Services used $221.1 million in investing activities primarily related to the acquisition of American Express Tax and Business Services, Inc. and contingent payments on prior acquisitions, and $23.6 million in financing activities as a result of payments on acquisition debt.
     INVESTMENT SERVICES – Investment Services, through HRBFA, is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers.
      HRBFA is required to maintain minimum net capital as defined under Rule 15c3-1 of the Securities Exchange Act of 1934 and complies with the alternative capital requirement, which requires a broker-dealer to maintain net capital equal to the greater of $1,000,000 or 2% of the combined aggregate debit balances arising from customer transactions. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the greater of 5% of combined aggregate debit items or 120% of the minimum required net capital. At the end of fiscal year 2006, HRBFA’s net capital of $121.7 million, which was 22.9% of aggregate debit items, exceeded its minimum required net capital of $10.6 million by $111.1 million. During fiscal year 2006, H&R Block Financial Corporation, HRBFA’s direct corporate parent, contributed $5.0 million of additional capital to HRBFA. During fiscal year 2005, we contributed additional capital of $27.0 million. HRBFA was in excess of the minimum net capital requirement during fiscal years 2006 and 2005, but we may continue to contribute additional capital in the future.
      In fiscal year 2006, Investment Services provided $24.9 million from its operating activities primarily due to improved performance.
      To manage short-term liquidity, BFC provides HRBFA a $300 million unsecured credit facility. At the end of fiscal year 2006 there was no outstanding balance on this facility.
      HRBFA has a secured letter of credit with an unaffiliated financial institution with a credit limit of $50.0 million. There were no borrowings on this letter of credit during fiscal years 2006 or 2005 and no outstanding balance at April 30, 2006 or 2005.
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
      Securities borrowed and securities loaned transactions are generally reported as collateralized financings. These transactions require us to deposit cash and/or collateral with the counterparty. Securities loaned consist of customers’ securities purchased on margin. We receive cash collateral approximately equal to the value of the securities loaned. The amount of cash collateral is adjusted, as required, for market fluctuations in the value of the securities loaned. Interest rates paid on the cash collateral fluctuate as short-term interest rates change.
      To satisfy the margin deposit requirement of client option transactions with the Options Clearing Corporation (OCC), HRBFA pledges customers’ margined securities. Pledged securities at the end of fiscal year 2006 totaled $53.0 million, an excess of $9.9 million over the margin requirement. Pledged securities at the end of fiscal year 2005 totaled $44.6 million, an excess of $7.9 million over the margin requirement.
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
      We have commitments to fund mortgage loans of $4.0 billion and $4.2 billion at April 30, 2006 and 2005, respectively, which are subject to conditions and loan contract verification. There is no commitment on the part of the borrower to close on the mortgage loan at this stage of the lending process and external market forces impact the probability of these loan commitments being closed. Therefore, total commitments outstanding do not necessarily represent future cash requirements. If the loan commitments are exercised, they will be funded as described below.
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
      Substantially all non-prime mortgage loans we originate are sold daily to the Trusts. The Trusts purchase the loans from us using nine committed warehouse facilities, arranged by us, totaling $14.5 billion. These facilities are subject to various Option One performance triggers, limits and financial covenants, including tangible net worth and leverage ratios and may be subject to margin calls. In addition, these facilities contain cross-default features in which a default in one facility would trigger a default under the other facilities as well. These various facilities bear interest at one-month LIBOR plus 50 to 400 basis points and expire on various dates during the year. In addition, some of the facilities provide for the payment of minimum usage fees. Additional uncommitted facilities of $1.5 billion bring total capacity to $16.0 billion.
      When we sell loans to the Trusts, we remove the mortgage loans from our balance sheet and record the gain on the sale, cash, MSRs, recourse reserves and a beneficial interest in Trusts, which represents our residual interest in the ultimate expected outcome from the disposition of the loans by the Trusts. Our beneficial interest in Trusts totaled $188.0 million and $215.4 million at April 30, 2006 and 2005, respectively.
      Subsequently, the Trusts, in response to the exercise of a put option by the third-party beneficial interest holders, either sell the loans directly to third-party investors or back to us to pool the loans for securitization. The decision to complete a loan sale or a securitization is dependent on market conditions.
      For fiscal year 2006, the final disposition of loans sold by the Trusts was 77% loan sales and 23% securitizations. For fiscal year 2005, the final disposition of loans sold by the Trusts was 92% loan sales and 8% securitizations. The higher percentage of loan sale transactions versus securitizations is due to more favorable pricing in the loan sale market and also results in cash being received earlier. Additionally, loan sales do not add residual interests to our balance sheet, and therefore, we do not retain balance sheet risk.
      If the Trusts sell the mortgage loans in a loan sale, we receive cash for our beneficial interest in Trusts. In a securitization transaction, the Trusts transfer the loans and the corresponding right to receive all payments on the loans to our consolidated special purpose entity, after which we transfer our beneficial interest in Trusts and the loans to a securitization trust. The securitization trust meets the definition of a QSPE and is therefore not consolidated. The securitization trust issues bonds, which are supported by the cash flows from the pooled loans, to third-party investors. We retain an interest in the loans in the form of a trading residual interest and, therefore, usually assume the first risk of loss for credit losses in the loan pool. As the cash flows of the underlying loans and market conditions change, the value of our trading residual interests may also change, resulting in potential write-ups or impairment of these residual interests.
      At the settlement of each securitization, we record cash received and our residual interests. Additionally, we reverse the beneficial interest in Trusts. The resulting residual interests are classified as trading securities. See Item 8, note 1 to our consolidated financial statements for our methodology used in valuing our residual interests.
      To accelerate the cash receipts from our residual interests, we securitize the majority of our trading residual interests in net interest margin (NIM) transactions. In a NIM transaction, the trading residual interests are transferred to another QSPE (NIM trust), which then issues bonds to third-party investors. The proceeds from the bonds are returned to us as payment for the trading residual interests. The bonds are secured by these pooled residual interests and are obligations of the NIM trust. We retain a subordinated interest in the NIM trust, and receive cash flows on our residual interest generally after the NIM bonds issued to the third-party investors are paid in full.
      At the settlement of each NIM transaction, we remove the trading residual interests sold from our consolidated balance sheet and record the cash received and the new residual interest retained. These new residual interests are classified as available-for-sale securities.
      Available-for-sale residual interests retained from NIM securitizations may also be sold in a subsequent securitization or sale transaction.
      In connection with the sale of mortgage loans, we provide certain representations and warranties allowing the purchaser the option of returning the purchased loans to us under certain conditions. We may recognize losses as a result of the repurchase of loans under these arrangements. We maintain reserves for the repurchase of loans based on historical trends. See Item 8, note 16 to our consolidated financial statements.
      Loans totaling $7.8 billion and $6.7 billion were held by the Trusts as of April 30, 2006 and 2005, respectively, and were not recorded on our consolidated balance sheets. In August 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft which amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This exposure draft seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets that are held by a transferor. Our current off-balance sheet warehouse facilities (the Trusts) in our Mortgage Services segment would be required to be consolidated in our financial statements based on the provisions of the exposure draft. We will continue to monitor the status of the exposure draft. The final standard for this exposure draft is scheduled to be issued in the first quarter of calendar year 2007.

COMMERCIAL PAPER ISSUANCE
We participate in the U.S. and Canadian commercial paper (CP) markets to meet daily cash needs. CP is issued by BFC and Block Canada, wholly-owned subsidiaries of the Company. The following chart provides the debt ratings for BFC as of April 30, 2006:

	Short-term	Long-term	Outlook

Fitch	F1	A	Negative
Moody’s	P2	A3	Stable
S&P	A2	BBB+	Stable
DBRS	R-1 (low)	A	Stable

      The following chart provides the debt ratings for Block Canada as of April 30, 2006:

	Short-term	Long-term	Outlook

DBRS	R-1 (low)	A	Stable

      We use capital primarily to fund working capital requirements, pay dividends, repurchase our shares and acquire businesses. Commercial paper borrowings peaked at $2.3 billion in February 2006 related to funding of our participation interests in RALs. No CP was outstanding at April 30, 2006 or 2005.
      U.S. CP issuances are supported by $2.0 billion in unsecured committed lines of credit (CLOCs), which mature in August 2010 and have an annual facility fee of eight and one-half basis points per annum. These lines are subject to various affirmative and negative covenants, including a minimum net worth covenant.
      We obtained an additional $900.0 million line of credit for the period of January 3 to February 24, 2006 to back-up peak commercial paper issuance or use as an alternate source of funding for RAL participations. This line is subject to various covenants, substantially similar to the primary CLOCs.
      These facilities were undrawn at April 30, 2006. There are no rating contingencies under the CLOCs.
      The Canadian issuances are supported by a credit facility provided by one bank in an amount not to exceed $225.0 million (Canadian). The Canadian CLOC is subject to annual renewal in December 2006. This CLOC was undrawn at April 30, 2006.
      We believe the CP market to be stable. Risks to the stability of our CP market participation would be a short-term rating downgrade, adverse changes in our financial performance, non-renewal or termination of the CLOCs, adverse publicity and operational risk within the CP market. We believe if any of these events were to occur, the CLOCs, to the extent available, could be used for an orderly exit from the CP market, though at a higher cost to us. Additionally, we could turn to other sources of liquidity, including cash, debt issuance and asset sales or securitizations.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
A summary of our obligations to make future payments as of April 30, 2006 is as follows:

					(in 000s)

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Debt	$897,426	$499,425	$-	$-	$398,001
Long-term obligation to government	183,937	107,849	74,692	1,396	-
Retirement obligation assumed	14,264	2,426	4,176	3,196	4,466
Acquisition payments	13,895	7,210	6,458	91	136
Capital lease obligation	13,209	357	860	1,043	10,949
Operating leases	856,816	269,890	371,984	157,123	57,819

Total contractual cash obligations	$1,979,547	$887,157	$458,170	$162,849	$471,371

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
      In April 2000, we issued $500.0 million of 8 1/2% Senior Notes, due 2007. The Senior Notes are not redeemable prior to maturity. The net proceeds of this transaction were used to repay a portion of the short-term borrowings that initially funded the acquisition of OLDE Financial Corporation. We plan to refinance these Senior Notes when they come due.
      As of April 30, 2006, we had $850.0 million remaining under our shelf registration for additional debt issuances. As a result of our failure to file our Form 10-Q for the fiscal quarter ended January 31, 2006 by the SEC’s prescribed due date, we will be unable to issue any debt securities under this shelf registration statement until April 2007.
      Future payments related to acquisitions and capital lease obligations are included in long-term debt on our consolidated balance sheets.
      In connection with our acquisition of the non-attest assets of M&P in August 1999, we assumed certain retirement liabilities related to M&P’s partners. We make payments in varying amounts on a monthly basis, which are included in other noncurrent liabilities.
      Operating leases, although requiring future cash payments, are not included in our consolidated balance sheets.
A summary of our commitments as of April 30, 2006, which may or may not require future payments, expire as follows:

					(in 000s)

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Commitments to fund mortgage loans	$4,032,045	$4,032,045	$-	$-	$-
Commitments to sell mortgage loans	3,052,688	3,052,688	-	-	-
Franchise Equity Lines of Credit	75,909	18,860	29,958	27,091	-
Commitment to fund M&P	75,000	75,000	-	-	-
Construction of new building	63,887	63,887	-	-	-
Pledged securities	53,026	53,026	-	-	-
Other commercial commitments	31,282	8,209	19,888	3,185	-

Total commercial commitments	$7,383,837	$7,303,715	$49,846	$30,276	$-

      See discussion of commitments in Item 8, note 16 to our consolidated financial statements.

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

In response to past inquiries, we have agreed to comply with such Laws, convinced the authorities that such Laws were not applicable or that compliance already exists, and/or modified our activities in the applicable jurisdiction to avoid the application of all or certain parts of such Laws. We believe that the past resolution of such inquiries and our ongoing compliance with Laws have not had a material adverse effect on our consolidated financial statements. We cannot predict what effect future Laws, changes in interpretations of existing Laws, or the results of future regulator inquiries with respect to the applicability of Laws may have on our consolidated financial statements. See additional discussion of legal matters in Item 3, “Legal Proceedings” and Item 8, note 17 to our consolidated financial statements.

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

Origination Margin			(dollars in 000s)

Year Ended April 30,	2006	2005	2004

Total Mortgage Services expenses	$925,522	$749,925	$635,186
Add: Expenses netted against gain on sale revenues	387,911	378,304	267,780
Less:
Cost of services	296,710	221,148	193,383
Cost of acquisition	150,981	169,621	114,707
Allocated support departments	26,176	24,161	21,124
Other	62,500	20,323	31,378

Total cost of origination	$777,066	$692,976	$542,374

Divided by origination volume	$40,779,763	$31,001,724	$23,256,013
Cost of origination margin	1.91%	2.23%	2.33%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
GENERAL
INTEREST RATE RISK – We have a formal investment policy to help minimize the market risk exposure of our cash equivalents and available-for-sale securities, which are primarily affected by credit quality and movements in interest rates. These guidelines focus on managing liquidity and preserving principal and earnings. Most of our interest rate-sensitive assets and liabilities are managed at the subsidiary level.
      Our cash equivalents are primarily held for liquidity purposes and are comprised of high quality, short-term investments, including qualified money market funds. As of April 30, 2006, our non-restricted cash and cash equivalents had an average maturity of less than three months with an average credit quality of AAA. With such a short maturity, our portfolio’s market value is relatively insensitive to interest rate changes. We hold investments in fixed income securities at our captive insurance subsidiary. See the table below for sensitivities to changes in interest rates. See additional discussion of interest rate risk included below in Mortgage Services and Investment Services.
      At April 30, 2006, no commercial paper was outstanding. For fiscal year 2006, the average issuance term was 33 days and the average outstanding balance was $558.4 million. As commercial paper and bank borrowings are seasonal, interest rate risk typically increases through our third fiscal quarter and declines to zero by fiscal year-end. See Item 7, “Financial Condition” for additional information.
      Our current portion of long-term debt and long-term debt at April 30, 2006 consists primarily of fixed-rate Senior Notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings. See Item 8, note 9 to our consolidated financial statements.
     EQUITY PRICE RISK – We have exposure to the equity markets in several ways. The largest exposure, though relatively small, is through our deferred compensation plans. Within the deferred compensation plans we have mismatches in asset and liability amounts and investment choices (both fixed-income and equity). At April 30, 2006 and 2005, the impact of a 10% market value change in the combined equity assets held by our deferred compensation plans and other equity investments would be approximately $11.6 million and $9.3 million, respectively, assuming no offset for the liabilities.

TAX SERVICES
FOREIGN EXCHANGE RATE RISK – Our operations in international markets are exposed to movements in currency exchange rates. The currencies involved are the Canadian dollar, the Australian dollar and the British pound. We translate revenues and expenses related to these operations at the average of exchange rates in effect during the period. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders’ equity. Translation of financial results into U.S. dollars does not presently materially affect, and has not historically materially affected, our consolidated financial results, although such changes do affect the year-to-year comparability of the operating results in U.S. dollars of our international businesses. We estimate a 10% change in foreign exchange rates by itself would impact consolidated pretax income in fiscal years 2006 and 2005 by approximately $2.1 million and $1.3 million, respectively, and cash balances at April 30, 2006 and 2005 by $6.1 million and $4.7 million, respectively.
MORTGAGE SERVICES
INTEREST RATE RISK – NON-PRIME ORIGINATIONS – Interest rate changes impact the value of the loans underlying our beneficial interest in Trusts, on our balance sheet or in our origination pipeline, as well as residual interests in securitizations and MSRs.
      As a result of loan sales to the Trusts, we remove the mortgage loans from our balance sheet and record the gain on sale, cash, MSRs, recourse reserves and a beneficial interest in Trusts, which represents our residual interest in the ultimate expected outcome from the disposition of the loans by the Trusts. See Item 7, “Off-Balance Sheet Financing Arrangements.” At April 30, 2006, there were $7.8 billion of loans held in the Trusts and the value of our beneficial interest in Trusts was $188.0 million. At April 30, 2006, we had $236.4 million of mortgage loans held for sale and $407.5 million of mortgage loans held for investment on our balance sheet. Changes in interest rates and other market factors may result in a change in value of our beneficial interest in Trusts, mortgage loans held for sale and mortgage loans held for investment.
      We are exposed to interest rate risk associated with commitments to fund approved loan applications of $4.0 billion, subject to conditions and loan contract verification. In addition, we have interest rate risk related to $1.0 billion in new loan applications which have not yet been approved, and $3.0 billion of applications which we expect to receive prior to our next anticipated change in rates charged to borrowers. Of these amounts, we estimate only $5.1 billion will likely be originated.
      We use forward loan sale commitments, interest rate swaps and put options on Eurodollar futures to reduce our interest rate risk associated with non-prime loans. Forward loan sale commitments represent an obligation to sell a non-prime loan at a specific price in the future and increase in value as rates rise and decrease as rates fall. At April 30, 2006, there were $3.1 billion in forward loan sale commitments, and most of them give us the option to under- or over-deliver by five to ten percent. Forward loan sale commitments lock in the execution price on the loans that will be ultimately delivered into a loan sale. At April 30, 2006, we recorded an asset of $2.0 million reflecting the fair value of these instruments.
      Interest rate swaps represent an agreement to exchange interest rate payments, whereby we pay a fixed rate and receive a floating rate. Put options on Eurodollar futures represent the right to sell a Eurodollar futures contract at a specified price in the future. These swap and put option contracts increase in value as rates rise and decrease in value as rates fall. At April 30, 2006, the interest rate swaps and put options provided interest risk coverage of $9.9 billion. At April 30, 2006, we had assets recorded at fair values of $8.8 million and $3.3 million on our balance sheet related to interest rate swaps and put options, respectively.
      See table below for sensitivities to changes in interest rates.
     INTEREST RATE RISK – PRIME ORIGINATIONS – At April 30, 2006, we had commitments to fund prime mortgage loans totaling $83.2 million. We regularly enter into rate-lock commitments with our customers to fund prime mortgage loans within specified periods of time. The fair value of rate-lock commitments is calculated based on the current market pricing of short sales of FNMA, FHLMC and GNMA mortgage-backed securities and the coupon rates of the eligible loans. At April 30, 2006, we recorded a liability at a fair value of $0.3 million related to rate-lock commitments.
      We sell short FNMA, FHLMC and GNMA mortgage-backed securities to reduce the risk related to our prime commitments to fund fixed-rate prime loans. The position on certain, or all, of the fixed-rate mortgage loans is closed approximately 10-15 days prior to standard Public Securities Association (PSA) settlement dates. At April 30, 2006 we recorded an asset of $0.8 million related to these instruments.
      To finance our prime originations, we use a warehouse facility with capacity up to $25 million, which bears interest at one-month LIBOR plus 140 to 200 basis points. As of April 30, 2006, the balance outstanding under this facility was $1.6 million.

     DELIVERY RISK – We have exposure to delivery risk in our non-prime origination operations, which regularly enter into forward loan sale commitments prior to loans being originated. It is possible that we will be unable to originate the loans or that the loans originated will not meet the required characteristics of the forward loan sale commitments. Several remedies are available, although use of the remedies could reduce the execution price or the effectiveness of the forward loan sale commitment in reducing interest rate risk.
     RESIDUAL INTERESTS – Relative to modeled assumptions, an increase or decrease in interest rates would impact the value of our residual interests and could affect accretion income related to our residual interests. Residual interests bear the interest rate risk embedded within the securitization due to an initial fixed-rate period on the loans versus a floating-rate funding cost. Residual interests also bear the on-going risk that the floating interest rate earned after the fixed period on the mortgage loans is different from the floating interest rate on the bonds sold in the securitization.
      We enter into interest rate caps and swaps to mitigate interest rate risk associated with mortgage loans that will be securitized and residual interests that are classified as trading securities because they will be sold in a subsequent NIM transaction. The caps and swaps enhance the marketability of the securitization and NIM transactions. An interest rate cap represents a right to receive cash if interest rates rise above a contractual strike rate, its value therefore increases as interest rates rise. The interest rate used in our interest rate caps and the floating rate used in swaps are based on LIBOR. At April 30, 2006 we had no assets or liabilities recorded related to interest rate caps.
      See table below for sensitivities to changes in interest rates for residual interests, caps and swaps. See Item 8, note 5 to the consolidated financial statements for additional analysis of interest rate risk and other financial risks impacting residual interests.
      It is our policy to use derivative instruments only for the purpose of offsetting or reducing the risk of loss associated with a defined or quantified exposure.
     MORTGAGE SERVICING RIGHTS – Declining interest rates may cause increased refinancing activity, which reduces the life of the loans underlying the residual interests and MSRs, thereby generally reducing their fair value. The fair value of MSRs generally increases in a rising rate environment, although MSRs are recorded at the lower of cost or market value. Reductions in the fair value of these assets impact earnings through impairment charges. See Item 8, note 5 to our consolidated financial statements for further sensitivity analysis of other MSR valuation assumptions.
INVESTMENT SERVICES
INTEREST RATE RISK – HRBFA holds interest bearing receivables from customers, brokers, dealers and clearing organizations, which consist primarily of amounts due on margin transactions and are generally short-term in nature. We fund these short-term assets with short-term variable rate liabilities from customers, brokers and dealers, including stock loan activity. Although there may be differences in the timing of the re-pricing related to these assets and liabilities, we believe we are not significantly exposed to interest rate risk in this area. As a result, any change in interest rates would not materially impact our consolidated earnings.
     Our fixed-income trading portfolio is affected by changes in market rates and prices. The risk is the loss of income arising from adverse changes in the value of the trading portfolio. We value the trading portfolio at quoted market prices and the market value of our trading portfolio at April 30, 2006 was approximately $16.1 million, net of $0.5 million in securities sold short. See table below for sensitivities to changes in interest rates. With respect to our fixed-income securities portfolio, we manage our market price risk exposure by limiting concentration risk, maintaining minimum credit quality and limiting inventory to anticipated retail demand and current market conditions.

      The sensitivities of certain financial instruments to changes in interest rates as of April 30, 2006 and 2005 are presented below. The following table represents hypothetical instantaneous and sustained parallel shifts in interest rates and should not be relied on as an indicator of future expected results.

(in 000s)
	Carrying Value at	Basis Point Change
	April 30, 2006	-300	-200	-100	-50	+50	+100	+200	+300

Mortgage loans held for investment	$407,538	$16,285	$10,885	$5,485	$2,785	$(2,672)	$(5,301)	$(9,592)	$(15,020)
Mortgage loans held for sale	236,399	9,253	6,113	3,057	1,528	(1,549)	(3,146)	(6,356)	(8,866)
Beneficial interest in Trusts – trading	188,014	298,013	199,029	100,039	50,542	(51,789)	(103,365)	(189,389)	(270,970)
Residual interests in securitizations – available-for-sale	159,058	32,692	13,543	4,795	2,503	(4,181)	(8,798)	(17,931)	(21,232)
Fixed income – trading (net)	15,609	4,323	2,617	1,174	509	(751)	(1,359)	(2,368)	(3,274)
Interest rate swaps	8,831	(523,639)	(344,606)	(170,090)	(84,500)	83,466	165,791	327,397	484,929
Investments at captive insurance subsidiary	8,508	1,260	814	395	195	(189)	(372)	(723)	(1,054)
Put options on Eurodollar futures	3,282	-	10	347	1,183	8,549	15,671	31,539	47,955
Forward loan sale commitments	1,961	(158,345)	(105,563)	(52,782)	(26,391)	26,391	52,782	105,563	158,345

	Carrying Value at	Basis Point Change
	April 30, 2005	-200	-100	-50	+50	+100	+200	+300

Residual interests in securitizations – available-for-sale	$205,936	$84,845	$30,417	$13,637	$(13,520)	$(28,174)	$(51,466)	$(75,296)
Interest rate caps	12,458	-	205	4,580	20,746	29,262	46,751	64,195
Investments at captive insurance subsidiary	9,968	1,079	522	256	(248)	(487)	(942)	(1,368)
Fixed income – trading (net)	6,252	1,958	893	426	(390)	(749)	(1,383)	(1,921)
Interest rate swaps	(1,325)	(84,723)	(43,024)	(19,524)	19,524	43,024	84,723	123,771

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DISCUSSION OF FINANCIAL RESPONSIBILITY –
We at H&R Block are guided by our core values of client focus, integrity, excellence, respect and teamwork. These values govern the manner in which we serve clients and each other, and are embedded in the execution and delivery of our responsibilities to our shareholders. H&R Block’s Management is responsible for the integrity and objectivity of the information contained in this document. Management is responsible for the consistency of reporting this information and for ensuring that accounting principles generally accepted in the United States are used. In discharging this responsibility, Management maintains an extensive program of internal audits and requires the management teams of our individual subsidiaries to certify their respective financial information. Our system of internal control over financial reporting also includes formal policies and procedures, including a Code of Business Ethics and Conduct program designed to encourage and assist all employees and directors in living up to high standards of integrity.
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
      KPMG LLP audited our consolidated financial statements. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING –
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of April 30, 2006.
      Based on our assessment, management concluded that, as of April 30, 2006, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO. The Company’s external auditors, KPMG, LLP, an independent registered public accounting firm, have issued an audit report on our assessment of the Company’s internal control over financial reporting.
Mark A. Ernst
Chairman of the Board, President and Chief Executive Officer
William L. Trubeck
Executive Vice President and Chief Financial Officer
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –
The Board of Directors and Stockholders of H&R Block, Inc.:
      We have audited the accompanying consolidated balance sheets of H&R Block, Inc. and its subsidiaries (the Company) as of April 30, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H&R Block, Inc. and its subsidiaries as of April 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2006, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting to adopt Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” during the year ended April 30, 2004.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 29, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Kansas City, Missouri
June 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –
The Board of Directors and Stockholders of H&R Block, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting (Item 9A(b)), that H&R Block, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that H&R Block, Inc. and subsidiaries maintained effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, H&R Block, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of H&R Block, Inc. and subsidiaries as of April 30, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2006, and our report dated June 29, 2006 expressed an unqualified opinion on those consolidated financial statements.
Kansas City, Missouri
June 29, 2006

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME	(Amounts in 000s, except per share amounts)
Year Ended April 30,	2006	2005	2004

REVENUES –
Service revenues	$3,463,111	$2,920,586	$2,639,367
Other revenues:
Gains on sales of mortgage assets, net	713,981	822,075	918,297
Product and other revenues	492,502	478,443	460,421
Interest income	203,207	198,915	229,795

	4,872,801	4,420,019	4,247,880

OPERATING EXPENSES –
Cost of services	2,383,299	1,999,068	1,794,866
Cost of other revenues	522,992	448,021	382,518
Selling, general and administrative	1,112,585	920,677	846,157

	4,018,876	3,367,766	3,023,541

Operating income	853,925	1,052,253	1,224,339
Interest expense	49,059	62,367	71,218
Other income, net	22,527	27,829	9,854

Income before taxes	827,393	1,017,715	1,162,975
Income taxes	336,985	393,805	462,523

Net income before change in accounting principle	490,408	623,910	700,452
Cumulative effect of change in accounting principle for multiple deliverable revenue arrangements, less tax benefit of $4,031	-	-	(6,359)

NET INCOME	$490,408	$623,910	$694,093

BASIC EARNINGS PER SHARE –
Before change in accounting principle	$1.49	$1.88	$1.98
Cumulative effect of change in accounting principle	-	-	(0.02)

Net income	$1.49	$1.88	$1.96

DILUTED EARNINGS PER SHARE –
Before change in accounting principle	$1.47	$1.85	$1.94
Cumulative effect of change in accounting principle	-	-	(0.02)

Net income	$1.47	$1.85	$1.92

COMPREHENSIVE INCOME –
Net income	$490,408	$623,910	$694,093
Unrealized gains on securities, net of taxes:
Unrealized holding gains arising during the period, less taxes of $13,585, $36,670, and $64,174	22,059	59,409	103,886
Reclassification adjustment for gains included in income, less taxes of $40,846, $40,661 and $67,561	(66,188)	(65,848)	(109,385)
Change in foreign currency translation adjustments	(2,641)	8,946	12,355

	$443,638	$626,417	$700,949

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS –	(Amounts in 000s, except share and per share amounts)
April 30,	2006	2005

ASSETS

CURRENT ASSETS –
Cash and cash equivalents	$694,358	$1,100,213
Cash and cash equivalents – restricted	394,069	516,909
Receivables from customers, brokers, dealers and clearing organizations, less allowance for doubtful accounts of $1,783 and $1,151	496,577	590,226
Receivables, less allowance for doubtful accounts of $64,480 and $34,201	503,188	341,706
Mortgage loans held for sale	236,399	77,082
Prepaid expenses and other current assets	499,356	444,498

Total current assets	2,823,947	3,070,634

Residual interests in securitizations – available-for-sale	159,058	205,936
Beneficial interest in Trusts – trading	188,014	215,367
Mortgage servicing rights	272,472	166,614
Mortgage loans held for investment, net	407,538	-
Property and equipment, net	443,785	330,150
Intangible assets, net	219,494	247,092
Goodwill, net	1,100,452	1,015,947
Other assets	374,375	286,316

Total assets	$5,989,135	$5,538,056

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES –
Current portion of long-term debt	$506,992	$25,545
Accounts payable to customers, brokers and dealers	781,303	950,684
Accounts payable, accrued expenses and other current liabilities	768,505	564,749
Accrued salaries, wages and payroll taxes	330,946	318,644
Accrued income taxes	505,690	375,174

Total current liabilities	2,893,436	2,234,796

Long-term debt	417,539	923,073
Other noncurrent liabilities	530,361	430,919

Total liabilities	3,841,336	3,588,788

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY –
Common stock, no par, stated value $0.01 per share, 800,000,000 shares authorized, 435,890,796 shares issued at April 30, 2006 and 2005	4,359	4,359
Convertible preferred stock, no par, stated value $0.01 per share, 500,000 shares authorized	-	-
Additional paid-in capital	653,053	598,388
Accumulated other comprehensive income	21,948	68,718
Retained earnings	3,492,059	3,161,682
Less treasury shares, at cost	(2,023,620)	(1,883,879)

Total stockholders’ equity	2,147,799	1,949,268

Total liabilities and stockholders’ equity	$5,989,135	$5,538,056

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS –		(Amounts in 000s)
Year Ended April 30,	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES –
Net income	$490,408	$623,910	$694,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191,703	183,867	179,131
Provision for bad debt	39,746	52,221	53,663
Provision for deferred taxes on income	(43,409)	(40,023)	(2,081)
Accretion of residual interests in securitizations	(114,346)	(137,610)	(186,466)
Impairment of available-for-sale residual interests in securitizations	34,107	12,235	26,063
Realized gain on sale of previously securitized residual interests	(31,463)	(15,396)	(40,689)
Additions to trading residual interests in securitizations, net	(350,861)	(115,657)	(327,996)
Proceeds from net interest margin transactions	295,159	98,743	310,358
Additions to mortgage servicing rights	(250,537)	(137,510)	(84,274)
Amortization and impairment of mortgage servicing rights	144,679	84,717	69,718
Stock-based compensation	57,020	44,139	25,718
Cumulative effect of change in accounting principle	-	-	6,359
Changes in assets and liabilities, net of acquisitions:
Cash and cash equivalents – restricted	122,840	28,519	(107,186)
Receivables from customers, brokers, dealers and clearing organizations	88,954	33,892	(108,846)
Receivables	(136,121)	(121,177)	26,294
Mortgage loans held for sale:
Originations and purchases	(40,358,579)	(31,003,456)	(23,255,483)
Sales and principal repayments	40,256,802	30,990,566	23,246,815
Prepaid expenses and other current assets	(61,948)	(53,858)	26,978
Beneficial interest in Trusts	47,015	(61,549)	(17,222)
Accounts payable to customers, brokers and dealers	(169,381)	(115,109)	203,099
Accounts payable, accrued expenses and other current liabilities	130,274	113,419	(104,563)
Accrued salaries, wages and payroll taxes	(5,643)	38,277	70,521
Accrued income taxes	101,093	(20,281)	110,021
Other non-current liabilities	125,482	26,527	35,965
Other, net	(17,308)	4,387	2,473

Net cash provided by operating activities	585,686	513,793	852,463

CASH FLOWS FROM INVESTING ACTIVITIES –
Available-for-sale securities:
Purchases of available-for-sale securities	(9,216)	(10,175)	(11,434)
Cash received from residual interests in securitizations	80,539	136,045	193,606
Cash proceeds from sale of previously securitized residuals	62,396	16,485	53,391
Sales of other available-for-sale securities	11,218	9,752	15,410
Mortgage loans originated and held for investment, net	(407,538)	-	-
Purchases of property and equipment, net	(250,510)	(209,458)	(123,826)
Payments made for business acquisitions, net of cash acquired	(212,543)	(37,621)	(280,865)
Other, net	37,149	36,562	26,332

Net cash used in investing activities	(688,505)	(58,410)	(127,386)

CASH FLOWS FROM FINANCING ACTIVITIES –
Repayments of commercial paper and other short-term borrowings	(7,048,881)	(5,941,623)	(4,618,853)
Proceeds from issuance of commercial paper and other short-term borrowings	7,048,881	5,941,623	4,618,853
Repayments of Senior Notes	-	(250,000)	-
Proceeds from issuance of Senior Notes	-	395,221	-
Payments on acquisition debt	(26,819)	(25,664)	(59,003)
Dividends paid	(160,031)	(142,988)	(138,397)
Acquisition of treasury shares	(260,312)	(530,022)	(519,862)
Proceeds from issuance of common stock	108,507	136,102	119,956
Other, net	35,619	(10,564)	31,681

Net cash used in financing activities	(303,036)	(427,915)	(565,625)

Net increase (decrease) in cash and cash equivalents	(405,855)	27,468	159,452
Cash and cash equivalents at beginning of the year	1,100,213	1,072,745	913,293

Cash and cash equivalents at end of the year	$694,358	$1,100,213	$1,072,745

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY –						(Amounts in 000s, except per share amounts)
			Convertible			Accumulated
			Preferred		Additional	Other
	Common Stock		Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity

Balances at April 30, 2003	435,891	$4,359	-	$-	$494,213	$59,355	$2,125,064	(76,688)	$(1,093,593)	$1,589,398
Net income	-	-	-	-	-	-	694,093	-	-	694,093
Unrealized translation gain	-	-	-	-	-	12,355	-	-	-	12,355
Change in net unrealized gain on marketable securities	-	-	-	-	-	(5,499)	-	-	-	(5,499)
Stock-based compensation expense	-	-	-	-	25,718	-	-	-	-	25,718
Shares issued for:
Stock options	-	-	-	-	21,585	-	-	7,856	117,975	139,560
Restricted shares	-	-	-	-	385	-	-	145	2,103	2,488
ESPP	-	-	-	-	984	-	-	255	3,821	4,805
Acquisition of treasury shares	-	-	-	-	-	-	-	(21,266)	(519,862)	(519,862)
Cash dividends paid – $0.39 per share	-	-	-	-	-	-	(138,397)	-	-	(138,397)

Balances at April 30, 2004	435,891	4,359	-	-	542,885	66,211	2,680,760	(89,698)	(1,489,556)	1,804,659
Net income	-	-	-	-	-	-	623,910	-	-	623,910
Unrealized translation gain	-	-	-	-	-	8,946	-	-	-	8,946
Change in net unrealized gain on marketable securities	-	-	-	-	-	(6,439)	-	-	-	(6,439)
Stock-based compensation expense	-	-	-	-	44,139	-	-	-	-	44,139
Shares issued for:
Stock options	-	-	-	-	15,892	-	-	6,959	124,263	140,155
Restricted shares	-	-	-	-	(5,718)	-	-	352	6,098	380
ESPP	-	-	-	-	1,190	-	-	301	5,338	6,528
Acquisition of treasury shares	-	-	-	-	-	-	-	(22,564)	(530,022)	(530,022)
Cash dividends paid – $0.43 per share	-	-	-	-	-	-	(142,988)	-	-	(142,988)

Balances at April 30, 2005	435,891	4,359	-	-	598,388	68,718	3,161,682	(104,650)	(1,883,879)	1,949,268
Net income	-	-	-	-	-	-	490,408	-	-	490,408
Unrealized translation loss	-	-	-	-	-	(2,641)	-	-	-	(2,641)
Change in net unrealized gain on marketable securities	-	-	-	-	-	(44,129)	-	-	-	(44,129)
Stock-based compensation expense	-	-	-	-	57,020	-	-	-	-	57,020
Shares issued for:
Stock options	-	-	-	-	5,831	-	-	5,492	102,068	107,899
Restricted shares	-	-	-	-	(9,649)	-	-	616	11,160	1,511
ESPP	-	-	-	-	1,463	-	-	398	7,343	8,806
Acquisition of treasury shares	-	-	-	-	-	-	-	(9,234)	(260,312)	(260,312)
Cash dividends paid – $0.49 per share	-	-	-	-	-	-	(160,031)	-	-	(160,031)

Balances at April 30, 2006	435,891	$4,359	-	$-	$653,053	$21,948	$3,492,059	(107,378)	$(2,023,620)	$2,147,799

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS – Our operating subsidiaries provide a variety of financial services to the general public, principally in the U.S. Specifically, we offer tax return preparation; origination, sale and servicing of non-prime and prime mortgages; investment services through a broker-dealer; tax preparation and related software; refund anticipation loans offered by a third-party lending institution; and accounting, tax and consulting services to business clients. Tax preparation services are also provided in Canada, Australia and the United Kingdom.
     PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and our wholly-owned and majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated.
      Some of our subsidiaries operate in regulated industries, and their underlying accounting records reflect the policies and requirements of these industries.
     RECLASSIFICATIONS – Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no effect on the results of operations or stockholders’ equity as previously reported.
     MANAGEMENT ESTIMATES – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
      During the fourth quarter of fiscal year 2006, we revised our estimate for the provision for bad debt related to our participation interests in RALs. The change was made as a result of incorporating an additional year of collections data into the model, updating the assumption for the collection period and reviewing the modeled slope of the collection curve. These revisions decreased our provision for bad debt $18.0 million, increased net income $10.7 million and increased basic and diluted earnings per share $0.03 in the current year.
     CASH AND CASH EQUIVALENTS – Cash and cash equivalents include cash on hand, cash due from banks and securities purchased under agreements to resell. For purposes of the consolidated balance sheets and consolidated statements of cash flows, all non-restricted highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Book overdrafts included in accounts payable totaled $128.7 million and $92.7 million at April 30, 2006 and 2005, respectively.
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
     CASH AND CASH EQUIVALENTS – RESTRICTED – Cash and cash equivalents – restricted consists primarily of securities purchased under agreements to resell and cash which has been segregated in a special reserve account for the exclusive benefit of customers pursuant to federal regulations under Rule 15c3-3 of the Securities Exchange Act of 1934. Also included are cash balances held for outstanding commitments to fund mortgage loans and funds held to pay payroll and related taxes on behalf of customers.
     MARKETABLE SECURITIES – TRADING – Certain marketable debt securities held by our broker-dealer are classified as trading, carried at market value based on quoted prices and marked to market through the consolidated income statements. Certain residual interests in securitizations of mortgage loans are classified as trading based on management’s intentions, carried at market value based on discounted cash flow models and marked to market through the consolidated income statements. These securities are included in prepaid expenses and other current assets on the consolidated balance sheets.
     RECEIVABLES FROM CUSTOMERS, BROKERS, DEALERS AND CLEARING ORGANIZATIONS AND ACCOUNTS PAYABLE TO CUSTOMERS, BROKERS AND DEALERS – Customer receivables and payables consist primarily of amounts due on margin and cash transactions. These receivables are collateralized by customers’ securities held, which are not reflected in the accompanying consolidated financial statements.
      Receivables from brokers are collateralized by securities in our physical possession, or on deposit with us, or receivables from customers or other brokers. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover estimated losses as of the balance sheet date.
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
     RECEIVABLES – Receivables consist primarily of Business Services’ accounts receivable. The allowance for doubtful accounts requires management’s judgment regarding current market indicators concerning general economic trends to establish an amount considered by management to be adequate to cover estimated losses as of the balance sheet date.
     MORTGAGE LOANS HELD FOR SALE – Mortgage loans held for sale are either loans originated but not yet sold or loans repurchased from investors and pending resale. Loans held for sale are carried at the lower of amortized cost or fair value as determined by outstanding commitments from investors or current investor-yield requirements calculated on an aggregate basis. Loan origination and processing fees and related direct origination costs are deferred until the related loan is sold.
     RESIDUAL INTERESTS IN SECURITIZATIONS – Residual interests classified as available-for-sale securities are carried at fair value based on discounted cash flow models with unrealized gains included in other comprehensive income. The residual interests are accreted over the estimated life of the securitization structure. If the carrying value exceeds fair value, the residual is written down to fair value with the realized loss, net of any unrealized gain previously recorded in other comprehensive income, included in gains on sales of mortgage assets in the consolidated income statements.
      We estimate future cash flows from these residuals and value them using assumptions we believe to be consistent with those of unaffiliated third-party purchasers. We estimate the fair value of residuals by computing the present value of the excess of the weighted-average interest rate on the loans sold plus estimated collections of prepayment penalty fee income over the sum of (1) the coupon on the securitization bonds, (2) a contractual servicing fee paid to the servicer of the loans, which is usually Option One, (3) expected losses to be incurred on the portfolio of the loans sold, as projected to occur, over the lives of the loans, (4) fees payable to the trustee and insurer, if applicable, and (5) payments made to investors on NIM bonds, if applicable. The residual valuation takes into consideration the current and expected interest rate environment. Prepayment and loss assumptions used in estimating the cash flows are based on evaluation of the actual experience of the servicing portfolio, the characteristics of the applicable loan portfolio, as well as also taking into consideration the current and expected economic and interest rate environment and its expected impact. The estimated cash flows are discounted at an interest rate we believe an unaffiliated third-party purchaser would require as a rate of return on a financial instrument with a similar risk profile. We evaluate, and adjust if necessary, the fair values of residual interests quarterly by updating the actual performance and expected assumptions in the discounted cash flow models based on current information and events and by estimating, or validating with third-party experts, if necessary, what a market participant would use in determining the current fair value. To the extent that actual excess cash flows are different from estimated excess cash flows, the fair value of the residual would increase or decrease.
     BENEFICIAL INTEREST IN TRUSTS – TRADING – The beneficial interest in Trusts is recorded as a result of daily non-prime loan sales to Trusts. The beneficial interest is classified as a trading security, based on management’s intentions, is carried at fair value and is marked to market through the consolidated income statements. Fair value is calculated as the present value of estimated future cash flows, limited by the ultimate expected outcome from the disposition of the loans by the Trusts.
     MORTGAGE SERVICING RIGHTS – MSRs retained in the sale of mortgage loans are recorded at allocated carrying amounts based on relative fair values at the time of the sale. The MSRs are carried at the lower of cost or fair value. Fair values of MSRs are determined based on the present value of estimated future cash flows related to servicing loans. Assumptions used in estimating the value of MSRs include market discount rates and anticipated prepayment speeds including default, estimated ancillary fee income, estimated third-party servicing costs and other economic factors. The prepayment speeds are estimated using our historical experience and third-party market sources. The MSRs are amortized to earnings in proportion to, and over the period of, estimated net future servicing income. MSRs are reviewed quarterly for potential impairment. Impairment is assessed based on the fair value of each risk stratum. MSRs are stratified by the calendar year of the loan sale date, which approximates date of origination, and loan type, primarily 2- and 3-year adjustable and fixed rate.
     MORTGAGE LOANS HELD FOR INVESTMENT – Mortgage loans held for investment are loans originated with the ability and intent to hold to maturity. Loans held for investment are carried at amortized cost less a valuation allowance for credit losses incurred as of the balance sheet date. A loan’s cost includes loan origination and processing fees and related direct origination costs.

     PROPERTY AND EQUIPMENT – Buildings and equipment are initially recorded at cost and are depreciated over the estimated useful life of the assets using the straight-line method. Leasehold improvements are initially recorded at cost and are amortized over the lesser of the term of the respective lease or the estimated useful life, using the straight-line method. Estimated useful lives are 15 to 40 years for buildings, 3 to 5 years for computers and other equipment and up to 8 years for leasehold improvements.
      We capitalize certain allowable costs associated with software developed or purchased for internal use. These costs are typically amortized over 36 months using the straight-line method.
      We are capitalizing interest costs during construction of our new corporate headquarters facility for qualified expenditures based upon interest rates in place during the construction period. Capitalized interest costs will be amortized over lives which are consistent with the constructed assets.
      Substantially all of the operations of our subsidiaries are conducted in leased premises. For all lease agreements, including those with escalating rent payments or rent holidays, we recognize rent expense on a straight-line basis.
     INTANGIBLE ASSETS AND GOODWILL – We test goodwill and other indefinite life intangible assets for impairment annually or more frequently, whenever events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value. We have defined our reporting units as our operating segments or one level below. The first step of the impairment test is to compare the estimated fair value of the reporting unit to its carrying value. If the carrying value is less than fair value, no impairment exists. If the carrying value is greater than fair value, a second step is performed to determine the fair value of goodwill and the amount of impairment loss, if any. These tests were completed and no indications of goodwill impairment were found during fiscal year 2006, 2005 or 2004.
      In addition, long-lived assets, including intangible assets with finite lives, are assessed for impairment whenever events or circumstances indicate the carrying value may not be fully recoverable by comparing the carrying value to future undiscounted cash flows. To the extent there is impairment, an analysis is performed based on several criteria, including, but not limited to, revenue trends, discounted operating cash flows and other operating factors to determine the impairment amount. No material impairment adjustments to other intangible assets or other long-lived assets were made during the three-year period ended April 30, 2006. The weighted-average life of intangible assets with finite lives is nine years.
     COMMERCIAL PAPER – Short-term borrowings are used to finance temporary liquidity needs and various financial activities. There was no commercial paper outstanding at April 30, 2006 or 2005.
     LITIGATION – Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. We record reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred with defending claims are expensed as incurred. Any receivable for insurance recoveries is recorded separately from the corresponding litigation reserve, and only if recovery is determined to be probable.
     INCOME TAXES – We account for income taxes under the asset and liability method, which requires us to record deferred income tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred taxes are determined separately for each tax-paying component, within each tax jurisdiction, based on provisions of enacted tax law. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax assets include state and foreign tax loss carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our current deferred tax assets are included in prepaid expenses and other current assets on the consolidated balance sheets. Noncurrent deferred tax assets are included in other assets on our consolidated balance sheets.
     We file a consolidated Federal tax return on a calendar year basis.
     REVENUE RECOGNITION – Service revenues consist primarily of fees for preparation and filing of tax returns, both in offices and through our online programs, fees associated with our POM guarantee program, mortgage loan-servicing fees, fees for consulting services and brokerage commissions. Generally, service revenues are recorded in the period in which the service is performed. Retail and online tax preparation revenues are recorded when a completed return is filed or accepted by the customer. POM revenues are deferred and recognized over the term of the guarantee based upon historic and actual payment of claims. Revenues for services rendered in connection with the Business Services segment with fees based on time and materials, are recognized as the services are performed and amounts are earned. Investment Services’ production revenue is recognized on a trade-date basis.
      Gains on sales of mortgage assets are recognized when control of the assets is surrendered (when loans are sold to Trusts) and are based on the difference between cash proceeds and the allocated cost of the assets sold, including any guarantees or recourse reserves. Other components of gain on sales of mortgage loans include gains or losses on derivatives, loan sale repurchase reserves and direct origination and acquisition expenses.
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
     ADVERTISING EXPENSE – Advertising costs are expensed the first time the advertisement is run. Total advertising costs recorded in fiscal year 2006, 2005 and 2004 totaled $239.2 million, $195.4 million and $188.3 million, respectively.
     FOREIGN CURRENCY TRANSLATION – Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders’ equity. Revenue and expense transactions are translated at the average of exchange rates in effect during the period.
     COMPREHENSIVE INCOME – Our comprehensive income is comprised of net income, foreign currency translation adjustments and the change in net unrealized gains or losses on available-for-sale marketable securities. Included in stockholders’ equity at April 30, 2006 and 2005, the net unrealized holding gain on available-for-sale securities was $27.4 million and $71.6 million, respectively, and the foreign currency translation adjustment was $(5.5) million and $(2.8) million, respectively. The net unrealized holding gain on available-for-sale securities relates primarily to available-for-sale residual interests in securitizations.
     STOCK-BASED COMPENSATION PLANS – Effective May 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), under the prospective transition method as described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” We recognize stock-based compensation expense for the issuance of stock options, restricted shares and options granted pursuant to our employee stock purchase plan (ESPP) on a straight-line basis over the vesting period. Had compensation cost for all stock-based compensation plan awards been determined in accordance with the fair value accounting method prescribed under SFAS 123, our net income and earnings per share would have been as follows:

(in 000s, except per share amounts)
Year Ended April 30,	2006	2005	2004

Net income	$490,408	$623,910	$694,093
Add: Stock-based compensation expense included in reported net income, net of taxes	37,254	28,819	18,029
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of taxes	(47,428)	(39,544)	(30,662)

Pro forma net income	$480,234	$613,185	$681,460

Basic earnings per share:
As presented	$1.49	$1.88	$1.96
Pro forma	1.46	1.85	1.92
Diluted earnings per share:
As presented	$1.47	$1.85	$1.92
Pro forma	1.44	1.82	1.89

     DERIVATIVE ACTIVITIES – We use forward loan sale commitments, interest rate swaps and other financial instruments to manage our interest rate risk related to commitments to fund mortgage loans and mortgage loans underlying our beneficial interest in Trusts. We do not enter into derivative transactions for speculative or trading purposes.

      We record derivative instruments as assets or liabilities, measured at fair value. None of our derivative instruments qualify for hedge accounting treatment as of April 30, 2006 or 2005. Gains or losses on derivative instruments are presented in our consolidated statements of income and statements of cash flows in a manner consistent with the earnings effect of the hedged item.
     DISCLOSURE REGARDING CERTAIN FINANCIAL INSTRUMENTS – The carrying values reported in the balance sheet for cash equivalents, receivables, accounts payable, accrued liabilities and the current portion of long-term debt approximate fair market value due to the relative short-term nature of the respective instruments. Residual interests and beneficial interests in Trusts are recorded at estimated fair value as discussed above. See note 5 for the fair value of MSRs and note 9 for fair value of long-term debt.
     NEW ACCOUNTING STANDARDS – In February 2006, Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments – An Amendment of FASB Statements No. 133 and 140” (SFAS 155), was issued. The provisions of this standard establish a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The standard permits a hybrid financial instrument to be accounted for in its entirety if the holder irrevocably elects to measure the hybrid financial instrument at fair value, with changes in fair value recognized currently in earnings. The provisions of this standard are effective as of the beginning of our fiscal year 2008, although early adoption is permitted. Our residual interests typically have interests in derivative instruments embedded within the securitization trusts. If we elect to account for our residual interests on a fair value basis, changes in fair value will impact earnings in the period in which the change occurs. We are currently evaluating what effect the adoption of SFAS 155 will have on our consolidated financial statements.
      In March 2006, Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140,” (SFAS 156), was issued. The provisions of this standard require mortgage servicing rights to be initially valued at fair value. SFAS 156 also allows servicers to choose to measure their servicing rights at fair value or to continue using the “amortization method” under SFAS 140. The provisions of this standard are effective as of the beginning of our fiscal year 2008, although early adoption is permitted. We are currently evaluating what effect the adoption of SFAS 156 will have on our consolidated financial statements.
      In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) was issued. SFAS 123R requires all entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Compensation expense must be recognized for the unvested portions of all awards outstanding as of the date of adoption. The provisions of this standard were delayed by the SEC and will be effective as of the beginning of our fiscal year 2007. The adoption of SFAS 123R will not have a material impact on our consolidated financial statements.
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
     In August 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft which amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This exposure draft seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets that are held by a transferor. Our current off-balance sheet warehouse facilities (the Trusts) in our Mortgage Services segment would be required to be consolidated in our financial statements based on the provisions of the exposure draft. We will continue to monitor the status of the exposure draft and consider what changes, if any, could be made to the structure of the Trusts to continue to derecognize mortgage loans transferred to the Trusts. At April 30, 2006, the Trusts held loans and debt totaling $7.8 billion, which we would be required to consolidate into our financial statements under the provisions of this exposure draft. The final standard for this exposure draft is scheduled to be issued in the first quarter of calendar year 2007.
      The estimated impact of these new accounting standards reflects current views. There may be material differences between these estimates and the actual impact of these standards.

NOTE 2: BUSINESS COMBINATIONS AND DISPOSALS
Acquisitions during fiscal years 2006, 2005 and 2004 are as follows. Results for each acquisition are included since the date of acquisition.

(in 000s)
	Asset Acquired	Weighted Average Life	Asset Value at Acquisition

FISCAL YEAR 2006 –
American Express Tax and Business Services, Inc.	Property and equipment		$17,759
	Goodwill		72,123
	Customer relationships	11 years	18,800
	Noncompete agreements	6 years	3,900
	Trade name	2 years	2,600
	Other assets		128,998
	Liabilities		(53,442)

	Weighted average life	9 years	$190,738

Other	Goodwill		$13,616
	Customer relationships	9 years	8,397
	Noncompete agreements	9 years	2,024
	Other assets (liabilities)		(4,353)

	Weighted average life	9 years	$19,684

FISCAL YEAR 2005 –
Non-accounting firm Business Services acquisitions	Property and equipment		$2,497
	Goodwill		9,666
	Customer relationships	10 years	7,730
	Noncompete agreements	15 years	100

	Weighted average life	10 years	$19,993

FISCAL YEAR 2004 –
Former major franchise territories	Property and equipment		$2,697
	Goodwill		205,313
	Customer relationships	10 years	18,167
	Noncompete agreements	3 years	17,069

	Weighted average life	7 years	$243,246

Accounting firms	Goodwill		$3,923
	Customer relationships	10 years	1,794
	Noncompete agreements	15 years	747

	Weighted average life	11 years	$6,464

     During fiscal year 2006, we acquired all outstanding common stock of American Express Tax and Business Services, Inc. for an aggregate purchase price of $190.7 million. The customer relationships will be amortized based on estimated customer retention and have a weighted average life of 11 years. The noncompete agreements will be amortized on a straight-line basis and have a weighted average life of six years. Goodwill recognized in this transaction is included in the Business Services segment and is not deductible for tax purposes. The preliminary purchase price allocations are subject to change and will be adjusted based upon resolution of several matters including, but not limited to, the following:
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

     During fiscal year 2004, we made payments of $243.2 million related to the acquisition of primarily assets in the franchise territories of ten former major franchisees. The customer relationships will be amortized based on estimated customer retention over ten years. The noncompete agreements will be amortized on a straight-line basis over three years. Goodwill recognized in these transactions is included in the Tax Services segment and all but $3.9 million is deductible for tax purposes.
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
     During fiscal years 2006, 2005 and 2004, we made other acquisitions which were accounted for as purchases with cash payments totaling $19.7 million, $14.4 million and $7.9 million, respectively. Their operations, which are not material, are included in the consolidated income statements since the date of acquisition. During fiscal years 2006, 2005 and 2004, we also paid $2.1 million, $3.4 million and $27.3 million, respectively, for contingent payments on prior acquisitions.

NOTE 3: EARNINGS PER SHARE
Basic earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations of basic and diluted earnings per share before change in accounting principle are as follows:

(in 000s, except per share amounts)
Year Ended April 30,	2006	2005	2004

Net income before change in accounting principle	$490,408	$623,910	$700,452
Basic weighted average common shares	328,118	331,612	354,152
Dilutive potential shares from stock options and restricted stock	5,067	6,011	7,449
Convertible preferred stock	2	2	2

Dilutive weighted average common shares	333,187	337,625	361,603

Earnings per share:
Basic	$1.49	$1.88	$1.98
Diluted	1.47	1.85	1.94

     Diluted earnings per share excludes the impact of common shares issuable upon the lapse of certain restrictions or the exercise of options to purchase 8.7 million, 1.2 million, and 4.8 million shares of stock for 2006, 2005 and 2004, respectively.

NOTE 4: MARKETABLE SECURITIES AVAILABLE-FOR-SALE
The amortized cost and market value of marketable securities classified as available-for-sale at April 30, 2006 and 2005 are summarized below:

(in 000s)
	2006				2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses (1)	Value	Cost	Gains	Losses (1)	Value

Municipal bonds	$8,556	$5	$(53)	$8,508	$9,797	$172	$(1)	$9,968
Common stock	3,998	382	(100)	4,280	4,250	308	(129)	4,429
Residual interests	114,922	44,136	-	159,058	90,525	115,411	-	205,936

	$127,476	$44,523	$(153)	$171,846	$104,572	$115,891	$(130)	$220,333

(1) Gross unrealized losses have been in a continuous loss position for less than 12 months.

     We monitor our available-for-sale investment portfolio for impairment and consider many factors in determining whether the impairment is deemed to be other-than-temporary. These factors include, but are not limited to, the length of time the security has had a market value less than the cost basis, the severity of the loss, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings. Impairments of fair value of available-for-sale residual interests realized during fiscal years 2006 and 2005 totaled $34.1 million and $12.2 million, respectively.
     Proceeds from the sales of available-for-sale securities were $73.6 million, $26.2 million and $68.8 million during fiscal years 2006, 2005 and 2004, respectively. Gross realized gains on those sales during fiscal years 2006, 2005 and 2004 were $32.1 million, $15.8 million and $41.8 million, respectively; gross realized losses were $0.2 million, $0.3 million and $0.1 million, respectively.
     Contractual maturities of available-for-sale debt securities at April 30, 2006 occur at varying dates over the next four to nine years. Because expected maturities differ from contractual maturities due to the issuers’ rights to prepay certain obligations or the seller’s rights to call certain obligations, the first call date, put date or auction date for municipal bonds and notes is considered the contractual maturity date.

NOTE 5: MORTGAGE BANKING ACTIVITIES
We originate mortgage loans and sell most non-prime loans the same day the loans are funded to Trusts. These Trusts meet the criteria of QSPEs and are therefore not consolidated. The sale is recorded in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). The Trusts purchase the loans from us using nine warehouse facilities we arrange. As a result of the loan sales to the Trusts, we remove the mortgage loans from our balance sheet and record the gain on the sale, cash, MSRs, recourse reserves and a beneficial interest in Trusts, which represents our residual interest in the ultimate expected outcome from the disposition of the loans by the Trusts. The beneficial interest in Trusts was $188.0 million and $215.4 million at April 30, 2006 and 2005, respectively.
     The Trusts, in response to the exercise of a put option by the third-party beneficial interest holders, either sell the loans directly to third-party investors or back to us to pool the loans for securitization. The decision to complete a loan sale or a securitization is dependent on market conditions. If the Trusts sell the mortgage loans, we receive cash for our beneficial interest in Trusts. In a securitization transaction, the Trusts transfer the loans to one of our consolidated subsidiaries, and we transfer our beneficial interest in Trusts and the loans to a securitization trust. The securitization trust meets the definition of a QSPE and is therefore not consolidated. The securitization trust issues bonds, which are supported by the cash flows from the pooled loans, to third-party investors. We retain an interest in the loans in the form of a trading residual interest and usually assume the first risk of loss for credit losses in the loan pool. As the cash flows of the underlying loans and market conditions change, the value of these residual interests may also change, resulting in either additional gains or impairment of the value of the residual interests. These residual interests are classified as trading securities. We held no trading residual interests as of April 30, 2006 and 2005, as all trading residuals had been securitized.
     Activity related to trading residual interests in securitizations consists of the following:

(in 000s)
April 30,	2006	2005

Balance, beginning of year	$-	$-
Additions (resulting from securitization of mortgage loans)	353,882	110,305
Cash received	(12,858)	-
Accretion	5,950	-
Change of fair value	9,837	5,352
Residuals securitized in NIM transactions	(356,811)	(115,657)

Balance, end of year	$-	$-

     To accelerate the cash flows from our trading residual interests, we securitize the majority of these residual interests in NIM transactions. In a NIM transaction, the trading residual interests are transferred to another QSPE (NIM trust), which then issues bonds to third-party investors. The proceeds from the bonds are returned to us as payment for the residual interests. The bonds are secured by the pooled residual interests and are obligations of the NIM trust. We retain a subordinated interest in the NIM trust, and receive cash flows on our residual interest generally after the bonds issued to the third-party investors are paid in full. Residual interests retained from NIM securitizations may also be bundled and sold in a subsequent securitization. The new residual interests are classified as available-for-sale securities. See note 4.

     Activity related to available-for-sale residual interests in securitizations consists of the following:

(in 000s)
April 30,	2006	2005

Balance, beginning of year	$205,936	$210,973
Additions (resulting from NIM transactions)	61,651	16,914
Cash received	(80,539)	(136,045)
Cash proceeds from sales and securitizations of residual interests	(62,396)	(16,485)
Accretion	108,396	137,610
Impairments of fair value	(34,107)	(12,235)
Other	(1,583)	-
Change in unrealized holding gains arising during the period	(38,300)	5,204

Balance, end of year	$159,058	$205,936

     Prime mortgage loans are sold in loan sales, servicing released, to third-party buyers.
     We sold $40.3 billion and $31.0 billion of mortgage loans in loan sales to the Trusts and other buyers during the years ended April 30, 2006 and 2005, respectively. Gains totaling $575.4 million and $772.1 million were recorded on these sales, respectively.
     Trading residual interests initially valued at $356.8 million and $115.7 million were securitized in NIM transactions during the years ended April 30, 2006 and 2005, respectively. Net cash proceeds of $295.2 million and $98.7 million were received from the NIM transactions for the years ended April 30, 2006 and 2005, respectively. Total net additions to available-for-sale residual interests for the years ended April 30, 2006 and 2005 were $61.7 million and $16.9 million, respectively.
     Cash flows from available-for-sale residual interests of $80.5 million and $136.0 million were received from the securitization trusts for the years ended April 30, 2006 and 2005, respectively. An additional $62.4 million and $16.5 million was received during fiscal years 2006 and 2005, respectively, as a result of the sale of previously securitized residuals, as discussed below. Cash received on available-for-sale residual interests is included in investing activities on the consolidated statements of cash flows.
     During fiscal year 2006, we completed sales of previously securitized residual interests and recorded gains of $31.5 million. We received cash proceeds of $62.4 million from the transactions and retained a $10.0 million available-for-sale residual interest. During fiscal year 2005, we completed sales of previously securitized residual interests and recorded gains of $15.4 million. We received cash proceeds of $16.5 million from the transactions and retained a $21.5 million available-for-sale residual interest. These sales accelerate cash flows from the residual interests, effectively realizing previously recorded unrealized gains included in other comprehensive income.
     Residual interests from NIM securitizations are classified as available-for-sale securities and are reported at fair value. Gross unrealized holding gains represent the increase in fair value of residual interests as a result of lower interest rates, loan losses or loan prepayments to date than most recently projected in our valuation models.
     Aggregate net unrealized gains on available-for-sale residual interests, which had not yet been accreted into income, totaled $44.1 million and $115.4 million at April 30, 2006 and 2005, respectively. These unrealized gains are recorded net of deferred taxes in other comprehensive income, and may be recognized in income in future periods either through accretion or upon further securitization of the related residual interest.
     Included in prepaid expenses and other current assets on our consolidated balance sheets as of April 30, 2006 and 2005, is $255.2 million and $231.0 million, respectively, in default advances, escrow advances and principal and interest advances related to the servicing of non-prime loans.
     Activity related to mortgage servicing rights consists of the following:

(in 000s)
April 30,	2006	2005

Balance, beginning of year	$166,614	$113,821
Additions	250,537	137,510
Amortization	(144,359)	(84,191)
Impairments of fair value	(320)	(526)

Balance, end of year	$272,472	$166,614

     Additions to MSRs during fiscal year 2006 increased primarily as a result of higher origination volumes, higher average loan balances and higher interest rates. In addition, during fiscal year 2006 we updated our assumptions used to value MSRs. The assumptions were updated primarily to reflect lower servicing costs, in particular interest paid to bondholders on monthly loan prepayments, and higher discount rates. The change in assumptions increased the weighted average value of MSRs recorded during fiscal year 2006 by approximately $37.0 million (0.09% of loans originated). These changes in assumptions, coupled with increases in origination volumes, average loan size and interest rates, increased gains on sales of mortgage loans by $113.0 million over the prior year.
     Estimated amortization of MSRs for fiscal years 2007, 2008, 2009, 2010 and 2011 is $147.5 million, $76.1 million, $32.4 million, $11.8 million and $4.7 million, respectively.

     The key assumptions we used to originally estimate the cash flows and values of our available-for-sale residual interests are as follows:

	2006	2005	2004

Estimated credit losses	2.55%	2.72%	3.63%
Discount rate	25.00%	25.00%	16.25%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at closing date

     The key assumptions we used to estimate the cash flows and values of our residual interests and MSRs at April 30 are as follows:

April 30,	2006	2005

Estimated credit losses – residual interests	3.07%	3.03%
Discount rate – residual interests	21.98%	21.01%
Discount rate – MSRs	18.00%	12.80%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at valuation date

     We originate both adjustable and fixed rate mortgage loans. A key assumption used to estimate the cash flows and values of the residual interests is average annualized prepayment speeds. Prepayment speeds include voluntary prepayments, involuntary prepayments and scheduled principal payments. Prepayment rate assumptions are as follows:

	Prior to	Months Outstanding Without
	Penalty	Prepayment Penalty
	Expiration	Zero - 3	Remaining Life

Adjustable rate mortgage loans:
With prepayment penalties	31%	72%	39%
Without prepayment penalties	35%	52%	35%
Fixed rate mortgage loans:
With prepayment penalties	30%	48%	38%

     For fixed rate mortgages without prepayment penalties, we use an average prepayment rate of 32% over the life of the loans. Prepayment rate is projected based on actual paydown including voluntary, involuntary and scheduled principal payments.
     Expected static pool credit losses are as follows:

	Mortgage Loans Securitized in
	2006	2005	2004	2003	2002	Prior

As of:
April 30, 2006	3.05%	2.48%	2.18%	2.13%	2.69%	4.75%
April 30, 2005	-	2.83%	2.30%	2.08%	2.53%	4.52%
April 30, 2004	-	-	3.92%	4.35%	3.58%	4.46%

     Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.
     At April 30, 2006, the sensitivities of the current fair value of residual interests and MSRs to 10% and 20% adverse changes in the above key assumptions are presented in the following table. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in this table, the effect of a variation of a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

(in 000s)
	Residential Mortgage Loans
	Available-for-sale	Beneficial interest
	Residuals	in Trusts	MSRs

Carrying amount/fair value of residuals	$159,058	$188,014	$272,472
Weighted average life (in years)	1.9	1.9	1.3

$ impact on fair value:
Prepayments (including defaults):
Adverse 10%	$4,330	$(11,656)	$(39,163)
Adverse 20%	13,924	(17,892)	(65,779)

Credit losses:
Adverse 10%	$(46,560)	$(6,399)	Not applicable
Adverse 20%	(75,445)	(12,796)	Not applicable

Discount rate:
Adverse 10%	$(5,657)	$(5,972)	$(4,368)
Adverse 20%	(10,948)	(11,687)	(8,607)

Variable interest rates:
Adverse 10%	$(4,143)	$(53,757)	Not applicable
Adverse 20%	(8,590)	(107,183)	Not applicable

     Increases in prepayment rates related to available-for-sale residuals can generate a positive impact to fair value when reductions in estimated credit losses and prepayment penalties exceed the adverse impact to accretion from accelerating the life of the available-for-sale residual interest.

     Mortgage loans which have been securitized at April 30, 2006 and 2005, past due sixty days or more and the related net credit losses are presented below:

(in 000s)
	Total Principal		Principal Amount of Loans		Credit Losses
	Amount of Loans Outstanding		60 Days or More Past Due		(net of recoveries)
	April 30,		April 30,		Year Ended April 30,
	2006	2005	2006	2005	2006	2005

Securitized mortgage loans	$10,046,032	$10,300,805	$1,012,414	$1,128,376	$115,976	$132,015
Mortgage loans in warehouse Trusts	7,845,834	6,742,387	-	-	-	-

Total loans	$17,891,866	$17,043,192	$1,012,414	$1,128,376	$115,976	$132,015

NOTE 6: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment for the year ended April 30, 2006, are as follows:

(in 000s)
	2005	Additions	Other	2006

Tax Services	$360,781	$15,338	$396	$376,515
Mortgage Services	152,467	-	-	152,467
Business Services	328,745	70,401	(1,630)	397,516
Investment Services	173,954	-	-	173,954

	$1,015,947	$85,739	$(1,234)	$1,100,452

     Goodwill and other indefinite life intangible assets were tested for impairment in the fourth quarter of fiscal year 2006. An independent valuation firm was engaged to assist in the test for selected reporting units. No impairment existed at any of our reporting units during fiscal year 2006, 2005 or 2004.
     The goodwill and intangible assets added in the Business Services segment relate primarily to the acquisition of American Express Tax and Business Services, Inc., as discussed in note 2.

     The components of intangible assets are as follows:

(in 000s)
April 30,	2006			2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$27,257	$(10,842)	$16,415	$23,717	$(7,207)	$16,510
Noncompete agreements	18,879	(17,686)	1,193	17,677	(11,608)	6,069
Business Services:
Customer relationships	153,844	(81,178)	72,666	130,585	(68,433)	62,152
Noncompete agreements	32,534	(14,300)	18,234	27,796	(11,274)	16,522
Trade name - amortizing	4,050	(1,823)	2,227	1,450	(995)	455
Trade name - non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769
Investment Services:
Customer relationships	293,000	(235,010)	57,990	293,000	(198,385)	94,615

	$585,201	$(365,707)	$219,494	$549,862	$(302,770)	$247,092

     Amortization of intangible assets for the years ended April 30, 2006, 2005 and 2004 was $64.0 million, $61.4 million and $61.5 million, respectively. Estimated amortization of intangible assets for fiscal years 2007, 2008, 2009, 2010 and 2011 is $54.5 million, $36.9 million, $14.0 million, $12.3 million and $11.0 million, respectively.

NOTE 7: PROPERTY AND EQUIPMENT
The components of property and equipment are as follows:

(in 000s)
April 30,	2006	2005

Land	$17,152	$23,716
Buildings	50,232	67,031
Computers and other equipment	592,610	568,986
Capitalized software	180,591	153,794
Leasehold improvements	189,283	175,048
Construction in process	118,709	-

	1,148,577	988,575

Less: Accumulated depreciation and amortization	704,792	658,425

	$443,785	$330,150

     Depreciation and amortization expense for 2006, 2005 and 2004 was $127.7 million, $122.5 million and $117.6 million, respectively. Included in depreciation and amortization expense is amortization of capitalized software of $28.0 million, $23.6 million and $28.2 million, respectively.
     As of April 30, 2006 and 2005, we have property and equipment under capital lease with a cost of $22.1 million and $16.8 million, respectively, and accumulated depreciation of $4.9 million and $4.2 million, respectively. During the current fiscal year we entered into an agreement to lease furniture, fixtures and equipment in conjunction with the purchase of Industrial Revenue Bonds from the City of Kansas City, Missouri as discussed further in note 16. Assets under this capital lease at April 30, 2006 totaled $5.3 million. We also have a separate agreement to lease real estate and buildings under a noncancelable capital lease for the next 15 years with an option to purchase after two years. Total assets under this capital lease at April 30, 2006 totaled $16.8 million.
     During fiscal year 2006, we capitalized interest costs of $4.7 million relating to the construction of our new corporate headquarters.

NOTE 8: DERIVATIVE INSTRUMENTS
A summary of our derivative instruments is as follows:

(in 000s)
	Asset (Liability)		Gain (Loss) in the
	Balance at April 30,		Year Ended April 30,
	2006	2005	2006	2005	2004

Interest rate swaps	$8,831	$(1,325)	$137,192	$47,192	$(2,703)
Put options on Eurodollar futures	3,282	-	1,071	-	-
Forward loans sale commitments	1,961	-	1,961	-	-
Interest rate caps	-	12,458	802	(106)	-
Rate-lock equivalents	(317)	801	(1,118)	2,187	(13,917)
Prime short sales	777	(805)	1,315	(2,420)	4,663

	$14,534	$11,129	$141,223	$46,853	$(11,957)

     We use interest rate swaps, put options on Eurodollar futures and forward loan sale commitments to reduce interest rate risk associated with non-prime loans. We generally enter into interest rate swap arrangements related to existing loan applications and applications we expect to receive prior to our next anticipated change in rates charged to borrowers. Interest rate swaps represent an agreement to exchange interest rate payments, whereby we pay a fixed rate and receive a floating rate. Put options on Eurodollar futures represent the right to sell a Eurodollar futures contract at a specified price in the future. These swap and put option contracts increase in value as rates rise and decrease in value as rates fall. As a result, these contracts increase in value as rates rise and decrease in value as rates fall. The average notional amount of swap arrangements during fiscal years 2006 and 2005 was $8.4 billion and $2.4 billion, respectively.
     We enter into forward loan sale commitments to manage market risk associated with commitments to fund mortgage loans. The notional value and the contract value of the forward commitments at April 30, 2006 were $3.1 billion. Most of our forward commitments give us the option to under- or over-deliver by five to ten percent.
     We generally enter into interest rate caps or swaps to mitigate interest rate risk associated with mortgage loans that will be securitized and trading residual interests that will be sold in a subsequent NIM transaction. The caps and swaps enhance the marketability of the securitization and NIM transactions. An interest rate cap represents a right to receive cash if interest rates rise above a contractual strike rate, its value therefore increases as interest rates rise. The interest rates used in our interest rate caps and the floating rates used in swaps are based on LIBOR.
     At April 30, 2006, we had commitments to fund both non-prime and prime mortgage loans totaling $4.0 billion for specified periods of time at “locked-in” interest rates. These derivative instruments represent commitments to fund loans (rate-lock equivalents).
     We sell short FNMA, FHLMC and GNMA mortgage-backed securities to reduce our risk related to our commitments to fund fixed-rate prime loans. The position on certain or all of the fixed-

rate mortgage loans is closed approximately 10-15 days prior to standard Public Securities Association (PSA) settlement dates.
     None of our derivative instruments qualify for hedge accounting treatment as of April 30, 2006 and 2005.

NOTE 9: LONG-TERM DEBT
The components of long-term debt and capital lease obligations are as follows:

(in 000s)
April 30,	2006	2005
| |
Senior Notes, 8 1/2%, due April 2007	$499,425	$498,825
Senior Notes, 5.125%, due October 2014	398,001	397,766
Business Services acquisition obligations, due from May 2006 to January 2008	13,439	38,022
Capital lease obligations	13,209	13,550
Other obligations	457	455

	924,531	948,618
Less: Current portion	506,992	25,545

	$417,539	$923,073

     On October 26, 2004, we issued $400.0 million of 5.125% Senior Notes under a shelf registration statement. The Senior Notes are due October 30, 2014, and are not redeemable by the bondholders prior to maturity. The net proceeds of this transaction were used to repay $250.0 million in 6 3/4% Senior Notes that were due in November 2004. The remaining proceeds were used for working capital, capital expenditures, repayment of other debt and other general corporate purposes.
     On April 13, 2000, we issued $500.0 million of 8 1/2% Senior Notes under a shelf registration statement. The Senior Notes are due April 15, 2007, and are not redeemable prior to maturity. The net proceeds of this transaction were used to repay a portion of the short-term borrowings that initially funded the acquisition of OLDE Financial Corporation and Financial Marketing Services, Inc. We are planning on refinancing these Senior Notes when they come due.
     As of April 30, 2006, we had $850.0 million remaining under our shelf registration for additional debt issuances. As a result of our failure to file our Form 10-Q for the fiscal quarter ended January 31, 2006 by the SEC’s prescribed due date, we will be unable to issue any debt securities under our shelf registration statement until April 2007.
     We have obligations related to Business Services acquisitions of $13.4 million and $38.0 million at April 30, 2006 and 2005, respectively. The current portion of these amounts is included in the current portion of long-term debt on the consolidated balance sheet. The long-term portions are due from May 2007 to January 2008.
     We have a capitalized lease obligation of $13.2 million at April 30, 2006 that is collateralized by land and buildings. The obligation is due in 15 years.
     The aggregate payments required to retire long-term debt are $507.0 million, $6.8 million, $0.5 million, $0.6 million, $0.6 million and $409.1 million in 2007, 2008, 2009, 2010, 2011 and beyond, respectively.
     Based upon borrowing rates currently available for indebtedness with similar terms, the fair value of long-term debt was approximately $900.2 million at April 30, 2006.

NOTE 10: OTHER NONCURRENT ASSETS AND LIABILITIES
We have deferred compensation plans that permit directors and certain employees to defer portions of their compensation and accrue income on the deferred amounts. Their deferred compensation and our matching amounts have been accrued. Included in other noncurrent liabilities is $153.2 million and $115.4 million at April 30, 2006 and 2005, respectively, reflecting the liability under these plans. We may purchase whole-life insurance contracts on certain director and employee participants to recover distributions made or to be made under the plans. The cash surrender value of the policies is recorded in other noncurrent assets and totaled $127.4 million and $108.8 million at April 30, 2006 and 2005, respectively.
     We have recorded $183.9 million and $213.4 million for obligations to certain government agencies at April 30, 2006 and 2005, respectively.
     In connection with our acquisition of the non-attest assets of McGladrey & Pullen, LLP (M&P) in August 1999, we assumed certain retirement liabilities related to M&P’s partners. We make payments in varying amounts on a monthly basis. Included in other noncurrent liabilities at April 30, 2006 and 2005 are $14.3 million and $15.9 million, respectively, related to this liability.

NOTE 11: STOCKHOLDERS’ EQUITY
We are authorized to issue 6.0 million shares of Preferred Stock, without par value. At April 30, 2006, we had 5.6 million shares of authorized but unissued Preferred Stock. Of the unissued shares, 0.6 million shares have been designated as Participating Preferred Stock in connection with our shareholder rights plan.

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
     We grant restricted shares to selected employees under our stock-based compensation plans. Upon the grant of restricted shares, unearned compensation is recorded as an offset to additional paid in capital and is amortized as compensation expense over the restricted period. The balance of unearned compensation related to restricted shares at April 30, 2006 and 2005 was $42.6 million and $23.7 million, respectively.

NOTE 12: STOCK-BASED COMPENSATION AND RETIREMENT BENEFITS
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
     The 1999 Stock Option Plan for Seasonal Employees provided for the grant of options on June 30, 2005, 2004 and 2003 at the market price on the date of the grant. The options are exercisable during September through November in each of the two years following the calendar year of the grant, subject to certain conditions.

     Changes during the years ended April 30, 2006, 2005 and 2004 under the stock-based compensation plans were as follows:

(shares in 000s)
	2006		2005		2004
		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	27,103	$19.02	28,964	$17.93	31,544	$16.07
Options granted	6,918	29.11	7,604	23.86	7,488	22.03
Options exercised	(5,479)	18.17	(6,959)	18.62	(7,854)	14.56
Options expired/cancelled	(2,494)	24.04	(2,506)	22.21	(2,214)	17.26

Options outstanding, end of year	26,048	21.40	27,103	19.02	28,964	17.93

Shares exercisable, end of year	14,693	18.51	13,268	15.89	13,336	15.39

Restricted shares granted	1,745	26.69	980	23.89	1,028	21.97
Restricted shares vested	616	22.96	352	21.66	144	11.90
Restricted shares outstanding, end of year	2,455	25.54	1,554	23.20	1,020	21.96

Shares reserved for future option or restricted stock grants, end of year	27,356		9,889		9,880

     A summary of stock options outstanding and exercisable at April 30, 2006 follows:

(shares in 000s)
	Outstanding			Exercisable
	Number	Weighted-Average	Weighted-	Number	Weighted-
	Outstanding	Remaining	Average	Exercisable	Average
	at April 30	Contractual Life	Exercise Price	at April 30	Exercise Price

$8.06 – 10.95	2,575	3 years	$9.11	2,575	$9.11
$11.06 – 13.91	1,764	3 years	13.13	1,764	13.13
$16.05 – 19.98	4,900	6 years	16.69	2,728	16.74
$20.00 – 24.95	10,330	7 years	23.25	7,279	23.30
$25.25 – 29.48	6,479	9 years	29.14	347	28.96

	26,048			14,693

     The ESPP provides the option to purchase shares of our Common Stock through payroll deductions to a majority of the employees of our subsidiaries. The purchase price of the stock is 90% of the lower of either the fair market value of our Common Stock on the first trading day within the Option Period or on the last trading day within the Option Period. The Option Periods are six-month periods beginning January 1 and July 1 each year. During fiscal years 2006 and 2005, 397,786 and 300,976 shares, respectively, were purchased under the ESPP out of a total authorized 6.0 million shares.
     During fiscal years 2006, 2005 and 2004, we recorded compensation expense under the fair value method using the Black-Scholes option-pricing model on the date of the grant. The following weighted-average assumptions and fair values were used for stock option grants and ESPP options during those periods:

Year Ended April 30,	2006	2005	2004

Stock option grants - management:
Risk-free interest rate	3.68%	3.86%	2.64%
Expected life	5 years	5 years	5 years
Expected volatility	27.28%	32.07%	31.13%
Dividend yield	1.72%	1.84%	1.63%
Weighted average fair value	$6.23	$5.87	$5.01
Stock option grants - seasonal:
Risk-free interest rate	3.61%	2.60%	1.21%
Expected life	2 years	2 years	2 years
Expected volatility	23.28%	27.65%	31.97%
Dividend yield	1.71%	1.85%	1.66%
Weighted average fair value	$3.70	$3.29	$3.03
ESPP options:
Risk-free interest rate	3.96%	2.17%	0.97%
Expected life	6 months	6 months	6 months
Expected volatility	25.06%	21.18%	38.14%
Dividend yield	1.91%	1.82%	1.55%
Weighted average fair value	$4.55	$3.84	$4.98

     We have 401(k) defined contribution plans covering all full-time employees following the completion of an eligibility period. Our contributions to these plans are discretionary and totaled $37.3 million, $33.4 million and $28.9 million for fiscal years 2006, 2005 and 2004, respectively.

NOTE 13: SHAREHOLDER RIGHTS PLAN
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
     We may redeem the Rights at a price of $0.0003125 per Right at any time prior to the earlier of (1) an Unapproved Stock Acquisition, or (2) the expiration of the rights. The Rights under the plan will expire on March 25, 2008, unless extended by the Board of Directors. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including the right to vote or to receive dividends. The issuance of the Rights alone has no dilutive effect and does not affect reported earnings per share.

NOTE 14: INCOME TAXES

The components of income upon which domestic and foreign income taxes have been provided are as follows:

(in 000s)
Year Ended April 30,	2006	2005	2004

Domestic	$808,992	$1,013,844	$1,150,450
Foreign	18,401	3,871	12,525

	$827,393	$1,017,715	$1,162,975

     Deferred income tax provisions (benefits) reflect the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The current and deferred components of taxes on income are as follows:

(in 000s)
Year Ended April 30,	2006	2005	2004

Current:
Federal	$320,244	$379,907	$382,865
State	53,783	53,452	77,112
Foreign	6,367	469	4,627

	380,394	433,828	464,604

Deferred:
Federal	(36,545)	(37,681)	(1,880)
State	(6,137)	(1,433)	(197)
Foreign	(727)	(909)	(4)

	(43,409)	(40,023)	(2,081)

Total provision for income taxes before change in accounting principle	336,985	393,805	462,523
Income tax on cumulative effect of change in accounting principle	-	-	(4,031)
Income tax included in comprehensive income	(27,261)	(3,991)	(3,387)
Income tax included in stockholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(9,529)	(10,918)	(24,730)

Total income taxes	$300,195	$378,896	$430,375

     The following table reconciles our federal statutory rate of 35% to our effective tax rate:

Year Ended April 30,	2006	2005	2004

Statutory tax rate	35.0%	35.0%	35.0%
Increases in income tax rate resulting from:
State income taxes, net of Federal income tax benefit	3.7%	3.7%	3.6%
Other	2.0%	-%	1.2%

Effective tax rate	40.7%	38.7%	39.8%

     The components of deferred taxes are as follows:

(in 000s)
April 30,	2006	2005

Gross deferred tax assets:
Accrued expenses	$63,058	$53,006
Allowance for credit losses and related reserves	46,192	35,116
Net operating losses	-	3,524

Current	109,250	91,646

Residual interest income	146,348	129,323
Deferred and stock-based compensation	91,030	61,111
Property and equipment	43,513	33,767
Deferred revenue	57,836	-
Net operating losses	16,471	20,018
Other	394	-

Noncurrent	355,592	244,219

	464,842	335,865
Valuation allowance	(25,816)	(20,354)

	439,026	315,511

Gross deferred tax liabilities:
Prepaid expenses and revenue deferred for tax	(16,037)	(13,454)

Current	(16,037)	(13,454)

Mortgage servicing rights	(101,621)	(61,190)
Intangible assets	(87,992)	(101,945)

Noncurrent	(189,613)	(163,135)

Net deferred tax assets	$233,376	$138,922

     The net change in the total valuation allowance for fiscal years 2006 and 2005 was $5.5 million and $(2.9) million, respectively. The valuation allowance for deferred tax assets as of April 30, 2006 was $25.8 million.
     We believe the net deferred tax asset at April 30, 2006 of $233.4 million is more likely than not realizable. We have federal taxable income in excess of approximately $1.7 billion and substantial state taxable income in the carry-back period.
     As of April 30, 2006, we had net operating loss carryforwards for tax purposes in various states and foreign countries of approximately $297.3 million. If not used, these carryforwards will expire in varying amounts during fiscal years 2007 through 2025.
     We intend to indefinitely reinvest foreign earnings, therefore, a provision has not been made for income taxes that might be payable upon remittance of such earnings. Moreover, due to the availability of foreign income tax credits, management believes the amount of federal income taxes would be immaterial in the event foreign earnings were repatriated.

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION
We made the following cash payments:

(in 000s)
Year Ended April 30,	2006	2005	2004

Income taxes paid	$270,540	$437,427	$331,635
Interest paid (net of amounts capitalized)	102,317	82,535	84,551

     We characterized the following as non-cash investing activities:

(in 000s)
Year Ended April 30,	2006	2005	2004

Additions to available-for-sale residual interests	$61,651	$16,914	$9,007
Residual interest mark-to-market	35,274	95,929	167,065

NOTE 16: COMMITMENTS, CONTINGENCIES AND RISKS
COMMITMENTS AND CONTINGENCIES – At April 30, 2006, we maintained $2.0 billion in back-up credit facilities to support the commercial paper program and for general corporate purposes. These CLOCs have a maturity date of August 2010 and an annual facility fee of eight and one-half basis points per annum. These lines are subject to various affirmative and negative covenants, including a minimum net worth covenant and limit our indebtedness.
     We obtained an additional $900.0 million line of credit for the period of January 3 to February 24, 2006 to back-up peak commercial paper issuance or use as an alternate source of funding for RAL participations. This line was subject to various covenants, substantially similar to the primary CLOCs.
     We maintain a revolving credit facility in an amount not to exceed $225.0 million (Canadian) in Canada to support a commercial paper program with varying borrowing levels throughout the year, reaching its peak during February and March for the Canadian tax season.
     We offer guarantees under our POM program to tax clients whereby we will assume the cost, subject to certain limits, of additional tax assessments, up to a cumulative per client limit of $5,000, attributable to tax return preparation error for which we are responsible. We defer all revenues and direct costs associated with these guarantees, recognizing these amounts over the term of the guarantee based upon historic and actual payment of claims. The related current asset is included in prepaid expenses and other current assets. The related liability is included in accounts payable, accrued expenses and other on the consolidated balance sheets. The related noncurrent asset and liability are included in other assets and other noncurrent liabilities, respectively, on the consolidated balance sheets. A loss on these POM guarantees would be recognized if the sum of expected costs for services exceeded unearned revenue. The changes in the deferred revenue liability for the fiscal years ended April 30, 2006 and 2005 are as follows:

(in 000s)
April 30,	2006	2005

Balance, beginning of year	$130,762	$123,048
Amounts deferred for new guarantees issued	78,900	77,756
Revenue recognized on previous deferrals	(67,978)	(70,042)

Balance, end of year	$141,684	$130,762

     We have commitments to fund mortgage loans to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments to fund loans amounted to $4.0 billion and $4.2 billion at April 30, 2006 and 2005, respectively. External market forces impact the probability of commitments being exercised, and therefore, total commitments outstanding do not necessarily represent future cash requirements.
     In the normal course of business, we maintain recourse with standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require us to repurchase loans previously sold. In accordance with these loan sale agreements, we repurchased loans with an outstanding principal balance of $297.6 million and $195.3 million during the fiscal years ended April 30, 2006 and 2005, respectively. A liability has been established related to the potential loss on repurchase of loans previously sold of $33.4 million and $41.2 million at April 30, 2006 and 2005, respectively. Repurchased loans are normally sold in subsequent sale transactions. On an ongoing basis, we monitor the adequacy of this liability, which is established upon the initial sale of the loans, and is included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets. In determining the adequacy of the recourse liability, we consider such factors as known problem loans, underlying collateral values, historical loan loss experience, assessment of economic conditions and other appropriate data to identify the risks in the mortgage loans held for sale.

     We are responsible for servicing mortgage loans for others of $62.9 billion and subservicing loans of $10.5 billion at April 30, 2006.
      We are required, under the terms of our securitizations, to build and/or maintain overcollateralization (OC) to specified levels, using the excess cash flows received, until specified percentages of the securitized portfolio are attained. We fund the OC account from the proceeds of the sale. Future cash flows to the residual holder are used to amortize the bonds until a specific percentage of either the original or current balance is retained, which is specified in the securitization agreement. The bondholders’ recourse to us for credit losses is limited to the future excess cash flows and the amount of OC held by the trust. Upon maturity of the bonds, any remaining amounts in the trust are distributed. The estimated future cash flows to be distributed to us are included as part of the residual valuation and are valued based upon anticipated distribution from the OC account. As of April 30, 2006 and 2005, $358.2 million and $309.5 million, respectively, was maintained in various OC accounts. These accounts are not assets of the Company and are not reflected in the accompanying consolidated financial statements, other than to the extent potential OC cash flows are included as part of residual interest valuations.
     Option One provides a guarantee up to a maximum amount equal to approximately 10% of the aggregate principal balance of mortgage loans held by the Trusts before ultimate disposition of the loans by the Trusts. This guarantee would be called upon in the event adequate proceeds were not available from the sale of the mortgage loans to satisfy the current or ultimate payment obligations of the Trusts. No losses have been sustained on this commitment since its inception. The total principal amount of Trust obligations outstanding as of April 30, 2006 and 2005 was $7.8 billion and $6.7 billion, respectively. The fair value of mortgage loans held by the Trusts as of April 30, 2006 and 2005 was $7.9 billion and $6.8 billion, respectively. At April 30, 2006 and 2005, we recorded liabilities of $1.7 million and $0.9 million, respectively, which were included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets.
     We have various contingent purchase price obligations in connection with prior acquisitions. In many cases, contingent payments to be made in connection with these acquisitions are not subject to a stated limit. We estimate the potential payments (undiscounted) total approximately $24.5 million as of April 30, 2006. Our estimate is based on current financial conditions. Should actual results differ materially from the assumptions, the potential payments will differ from the above estimate. Such payments, if and when paid, would typically be recorded as additional purchase price, generally goodwill.
     Commitments exist to loan M&P the lower of the value of their accounts receivable, work-in-process and fixed assets or $75.0 million, on a revolving basis through January 31, 2011, subject to certain termination clauses. This revolving facility bears interest at prime rate plus two percent on the outstanding amount and a commitment fee of one-half percent per annum on the unused portion of the commitment. The loan is fully secured by the accounts receivable, work-in-process and fixed assets of M&P.
     We are required, in the event of non-delivery of customers’ securities owed to us by other broker-dealers or by our customers, to purchase identical securities in the open market. Such purchases could result in losses not reflected in the accompanying consolidated financial statements.
     As of April 30, 2006, we had pledged securities totaling $53.0 million, which satisfied margin deposit requirements of $43.2 million.
     We monitor the credit standing of brokers and dealers and customers with whom we do business. In addition, we monitor the market value of collateral held and the market value of securities receivable from others, and seek to obtain additional collateral if insufficient protection against loss exists.
     In December 2005, HRBFA reduced its $125.0 million letter of credit with an unaffiliated financial institution to $1.0 million. This letter of credit will be canceled in the first quarter of fiscal year 2007. HRBFA also has a secured letter of credit with a financial institution with a credit limit of $50.0 million. There were no borrowings on these letters of credit during fiscal years 2006 or 2005 and no outstanding balance at April 30, 2006 or 2005.
     We have contractual commitments to fund certain franchises requesting Franchise Equity Lines of Credit (FELCs). The commitment to fund FELCs as of April 30, 2006 totaled $75.9 million, with a related receivable balance of $45.1 million included in the consolidated balance sheets. The receivable represents the amount drawn on the FELCs as of April 30, 2006.
     We are self-insured for certain risks, including certain employee health and benefit, workers’ compensation, property and general liability claims, and claims related to our POM program. We issued three standby letters of credit to servicers paying claims related to our POM, errors and omissions and worker’s compensation insurance policies. These letters of credit are for amounts not to exceed $16.5 million, $3.5 million and $0.9 million, respectively. At April 30, 2006 there were no balances outstanding on these letters of credit.

     During fiscal year 2004, we announced plans to construct a new world headquarters facility in downtown Kansas City, Missouri. We expect the remaining expenditure associated with this building to be approximately $63.9 million, which will be paid out during fiscal year 2007.
     During fiscal year 2006, we entered into a transaction with the City of Kansas City, Missouri, to provide us with sales and property tax savings on the furniture, fixtures and equipment for our new corporate headquarters facility. Under the transaction, the City purchased equipment by issuing $5.3 million in industrial revenue bonds due in December 2015, and leased the furniture, fixtures and equipment to us for an identical term under a capital lease. The City’s bonds were purchased by us. Because the City has assigned the lease to the bond trustee for our benefit as the sole bondholder, we, in effect, control enforcement of the lease against ourselves. As a result of the capital lease treatment, the furniture, fixtures and equipment will remain a component of property, plant and equipment in our consolidated balance sheet. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation. The transaction provides us with property tax exemptions for the leased furniture, fixtures and equipment. Additional revenue bonds may be issued to cover the costs of certain improvements to this facility. The total amount of revenue bonds authorized for issuance is $31.0 million.
     Substantially all of the operations of our subsidiaries are conducted in leased premises. Most of the operating leases are for periods ranging from 3 years to 5 years, with renewal options and provide for fixed monthly rentals. Future minimum lease commitments at April 30, 2006 are as follows:

(in 000s)

2007	$269,890
2008	210,596
2009	161,388
2010	105,163
2011	51,960
2012 and beyond	57,819

$856,816

     Our rent expense for fiscal years 2006, 2005 and 2004 totaled $339.6 million, $275.3 million and $241.2 million, respectively.
     In the regular course of business, we are subject to routine examinations by federal, state and local taxing authorities. In management’s opinion, the disposition of matters raised by such taxing authorities, if any, in such tax examinations would not have a material adverse impact on our consolidated financial statements.
     We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Other guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counter parties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair value of these guarantees and indemnifications is not material as of April 30, 2006.
     RESTRUCTURING CHARGE – During fiscal year 2006, we initiated a restructuring plan within our Mortgage Services segment to reduce costs in our mortgage operations. We have substantially completed the restructuring, which included eliminating approximately 1,200 positions and closing some of our branch offices. During fiscal year 2006, we recorded a $12.6 million pretax restructuring charge, consisting of $6.7 million in employee severance costs and $5.9 million in contract termination costs. Of the total pretax charge, $2.5 million of the contract termination costs are included in cost of service revenues and the remainder in cost of other revenues in our consolidated statement of income. The significant components of the restructuring charge incurred as of April 30, 2006 are summarized as follows:

(in 000s)
	Charges	Cash	Accrual
	to Date	Payments	balance

Employee severance costs	$6,742	$5,005	$1,737
Contract termination costs	5,882	61	5,821

	$12,624	$5,066	$7,558

     The liability related to this restructuring charge is included in accounts payable, accrued expenses and other on our consolidated balance sheet. Payments of employee severance costs were substantially completed by May 2006. The remaining contract termination obligations primarily relate to lease obligations for vacant space resulting from branch office closings, as certain lease terms extend through October 2011.
     Employee severance costs include estimates regarding the amount of severance payments made to certain terminated associates, and contract termination costs include estimates regarding the length of time required to sublease vacant space and expected recovery rates. Actual results could vary from these estimates.
     RISKS – Loans to borrowers who do not meet traditional underwriting criteria, or non-prime borrowers, present a higher level of risk of default than prime loans, because of previous credit problems, higher debt-to-income levels, lack of income documentation or limited credit history. Loans to non-prime borrowers also involve additional liquidity risks, as these loans generally have a more limited secondary market than prime loans. During fiscal year 2006 approximately 80.0% of our non-prime loan originations were adjustable rate mortgages, 21.1% of non-prime loan originations, including both adjustable rate mortgages and fixed rate mortgages, were interest-only mortgage loans, and 13.4% of both adjustable rate mortgages and fixed rate mortgages were loans with a 40-year amortization schedule. The actual rates of delinquencies, foreclosures and losses on loans to non-prime borrowers could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general. While we believe the underwriting procedures and appraisal processes we employ enable us to mitigate certain risks inherent in loans made to these borrowers, no assurance can be given that such procedures or processes will afford adequate protection against such risks. Because we sell or securitize almost all of the mortgage loans we originate, any potential credit problems will be reflected in our consolidated financial statements in the fair value of the residual interests we hold in securitizations, or our recourse reserves established on loans sold to third parties.
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

NOTE 17: LITIGATION AND RELATED CONTINGENCIES
     We have been named as a defendant in numerous lawsuits throughout the country regarding our RAL programs (the “RAL Cases”). The RAL Cases have involved a variety of legal theories asserted by plaintiffs. These theories include allegations that, among others, (i) disclosures in the RAL applications were inadequate, misleading and untimely; (ii) the RAL interest rates were usurious and unconscionable; (iii) we did not disclose that we would receive part of the finance charges paid by the customer for such loans; (iv) untrue, misleading or deceptive statements in marketing RALs; (v) breach of state laws on credit service organizations; (vi) breach of contract, unjust enrichment, unfair and deceptive acts or practices; (vii) violations of the federal Racketeer Influenced and Corrupt Organizations Act; (viii) violations of the federal Fair Debt Collection Practices Act and unfair competition with respect to debt collection activities; and (ix) we owe, and breached, a fiduciary duty to our customers in connection with the RAL program.
     The amounts claimed in the RAL Cases have been very substantial in some instances. We have successfully defended against numerous RAL cases, some of which were dismissed on our motions for dismissal or summary judgment, and others were dismissed voluntarily by the plaintiffs after denial of class certification. Other cases have been settled, resulting in a combined pretax expense in fiscal year 2006 of $70.2 million (the “2006 Settlements”). The 2006 Settlements are described below.
     On December 21, 2005, we entered into a settlement agreement regarding four RAL Cases. Pursuant to the terms of this settlement agreement, we will contribute a total of up to $62.5 million in cash for purposes of making payments to the settlement class, paying all attorneys’ fees and costs to class counsel and covering service awards to the representative plaintiffs. In addition, we paid costs for providing notice of the settlement to settlement class members. We increased existing reserves related to this matter, resulting in a pretax charge of $50.7 million in fiscal year 2006.
     On April 19, 2006, we entered into a settlement agreement, subject to final court approval, regarding one other RAL Case, pursuant to which we will contribute a total of $19.5 million in cash for purposes of making payments to the settlement class, paying all attorneys’ fees and costs to class counsel, incentive payment awards to plaintiff and all notice and administration costs. We recorded a reserve of $19.5 million related to this settlement in fiscal year 2006.
     One RAL class action case and a state attorney general lawsuit are still pending, with the amounts claimed on a collective basis being very substantial. The ultimate cost of this litigation could be substantial. We believe we have meritorious defenses to the remaining RAL Cases and we intend to defend them vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate. Likewise, there can be no assurances regarding the impact of the RAL Cases on our financial statements.
     We are also a party to claims and lawsuits pertaining to our electronic tax return filing services, our POM guarantee program, our Express IRA product and tax planning services. These claims and lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. We intend to continue defending these cases vigorously, although there are no assurances as to their outcome.
     In addition we and certain of our current and former directors and officers are party to several putative class actions alleging violations of certain securities laws, and certain of our current and former officers and directors are defendants in several putative shareholder derivative actions, which have purportedly been brought on behalf of the Company and in which the Company is named as a nominal defendant. The putative securities class actions allege, among other things, deceptive, material and misleading financial statements, failure to prepare financial statements in accordance with generally accepted accounting principles and concealment of the potential for lawsuits stemming from the allegedly fraudulent nature of our operations. The shareholder derivative cases pertain primarily to our recent financial restatement and certain of our products and business activities and generally allege breach of fiduciary duty, abuse of control, gross mismanagement, waste and unjust enrichment. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. We intend to continue defending these cases vigorously, although there are no assurances as to their outcome.
     In addition to the aforementioned types of cases, we are parties to claims and lawsuits that we consider to be ordinary, routine disputes incidental to our business (Other Claims and Lawsuits), including claims and lawsuits concerning the preparation of customers’ income tax returns, tax planning services, the fees charged customers for various services, investment products, relationships with franchisees, contract disputes, employment matters and civil actions, arbitrations, regulatory inquiries and class actions arising out of our business as a broker-dealer and provider of investment products and as a servicer of mortgage loans. We believe we have meritorious defenses to each of the Other Claims and Lawsuits and are defending them vigorously. Although we cannot provide assurance we will ultimately prevail in each instance, we believe that amounts, if any, required to be paid in the discharge of liabilities or settlements pertaining to Other Claims and Lawsuits will not have a material adverse effect on our consolidated financial statements. Regardless of outcome, claims and litigation can adversely affect us due to defense costs, diversion of management attention and time, and publicity related to such matters.

NOTE 18: SUBSEQUENT EVENTS
In March 2006, the OTS approved the charter of the H&R Block Bank. The bank commenced operations on May 1, 2006, at which time we realigned certain segments of our business to reflect a new management reporting structure. In May 2006, H&R Block Bank purchased certain mortgage loans accumulated during the last quarter of fiscal year 2006, which were held by Option One at April 30, 2006.

NOTE 19:	SEGMENT INFORMATION
The principal business activity of our operating subsidiaries is providing tax and financial services and products to the general public. Management has determined the reportable segments identified below according to types of services offered and the manner in which operational decisions are made. We operate in the following four reportable segments:
     TAX SERVICES – This segment is primarily engaged in providing tax return preparation and related services and products in the U.S., Canada, Australia and the United Kingdom. Segment revenues include fees earned for tax-related services performed at company-owned tax offices, royalties from franchise offices, sales of tax preparation and other software, fees from online tax preparation, and payments related to RALs. This segment includes the Company’s tax preparation software - TaxCut® from H&R Block, and other personal productivity software offered to the general public, and offers online do-it-yourself-tax preparation, online tax advice to the general public through the www.hrblock.com website. Revenues of this segment are seasonal in nature.
     Our international operations contributed $129.1 million, $110.0 million and $97.6 million in revenues for fiscal years 2006, 2005 and 2004, respectively, and $19.8 million, $11.3 million and $11.1 million of pretax income, respectively.

     MORTGAGE SERVICES – This segment is primarily engaged in the origination of non-prime mortgage loans, sales and securitizations of mortgage assets and servicing of non-prime loans in the U.S. This segment mainly offers, through a network of independent mortgage brokers, a flexible product line to borrowers who are creditworthy but do not meet traditional underwriting criteria. Prime mortgage loan products, as well as the same flexible product line available through brokers, are offered through H&R Block Mortgage Corporation retail offices and some other retail offices.
     BUSINESS SERVICES – This segment offers middle-market companies accounting, tax and business consulting services, wealth management, retirement resources, payroll services, corporate finance, and financial process outsourcing. This segment offers services through offices located throughout the U.S. Revenues of this segment are seasonal in nature.
     INVESTMENT SERVICES – This segment is primarily engaged in offering investment services and securities products through H&R Block Financial Advisors, Inc., a full-service securities broker-dealer, to the general public. Investment advice and services are primarily offered through H&R Block Financial Advisors branch offices.
     CORPORATE – Corporate support departments provide services to our operating segments, consisting of marketing, information technology, facilities, human resources, executive, legal, finance, government relations and corporate communications. These support department costs are largely allocated to our operating segments. Our captive insurance and franchise financing subsidiaries are also included below within Corporate, as was our small business initiatives subsidiary in fiscal year 2004. The pretax loss from Corporate for fiscal year 2005 includes a non-operating gain of $17.3 million, or $0.03 per diluted share, resulting from legal recoveries.
     IDENTIFIABLE ASSETS – Identifiable assets are those assets, including goodwill and intangible assets, associated with each reportable segment. The remaining assets are classified as corporate assets and consist primarily of cash, marketable securities and equipment.

     Information concerning the Company’s operations by reportable segment is as follows.

(in 000s)
Year Ended April 30,	2006	2005	2004

REVENUES –
Tax Services	$2,451,806	$2,358,293	$2,191,177
Mortgage Services	1,247,138	1,246,018	1,323,709
Business Services	877,259	573,316	499,210
Investment Services	287,955	239,244	229,470
Corporate	8,643	3,148	4,314

	$4,872,801	$4,420,019	$4,247,880

INCOME (LOSS) BEFORE TAXES –
Tax Services	$589,766	$663,518	$638,493
Mortgage Services	321,616	496,093	688,523
Business Services	53,378	29,871	19,312
Investment Services	(32,835)	(75,370)	(75,614)
Corporate	(104,532)	(96,397)	(107,739)

	$827,393	$1,017,715	$1,162,975

DEPRECIATION AND AMORTIZATION –
Tax Services	$69,095	$79,079	$76,279
Mortgage Services	37,988	31,043	24,428
Business Services	38,037	23,591	23,104
Investment Services	46,081	48,662	54,378
Corporate	502	1,492	942

	$191,703	$183,867	$179,131

CAPITAL EXPENDITURES –
Tax Services	$43,607	$74,297	$50,204
Mortgage Services	48,694	56,613	28,176
Business Services	32,270	22,582	18,003
Investment Services	11,088	9,503	10,531
Corporate	114,851	46,463	16,912

	$250,510	$209,458	$123,826

IDENTIFIABLE ASSETS –
Tax Services	$843,717	$716,981	$666,548
Mortgage Services	1,903,729	1,336,920	1,108,022
Business Services	988,323	701,763	637,542
Investment Services	1,306,822	1,481,127	1,624,383
Corporate	946,544	1,301,265	1,197,332

	$5,989,135	$5,538,056	$5,233,827

NOTE 20:	QUARTERLY FINANCIAL DATA (UNAUDITED)

(in 000s, except per share amounts)
Fiscal Year 2006 Quarter Ended	Fiscal Year 2006	April 30, 2006	January 31, 2006	October 31, 2005	July 31, 2005

Revenues	$4,872,801	$2,496,018	$1,156,747	$605,043	$614,993

Income (loss) before taxes	827,393	980,983	25,408	(133,129)	(45,869)
Income tax (benefit)	336,985	393,445	13,295	(51,880)	(17,875)

Net income (loss)	$490,408	$587,538	$12,113	$(81,249)	$(27,994)

Basic earnings (loss) per share	$1.49	$1.79	$0.04	$(0.25)	$(0.08)
Diluted earnings (loss) per share	$1.47	$1.77	$0.04	$(0.25)	$(0.08)

Fiscal Year 2005 Quarter Ended	Fiscal Year 2005	April 30, 2005	January 31, 2005	October 31, 2004	July 31, 2004

Revenues	$4,420,019	$2,355,279	$1,036,236	$541,953	$486,551

Income (loss) before taxes	1,017,715	1,003,055	153,278	(79,818)	(58,800)
Income tax (benefit)	393,805	388,125	59,542	(31,016)	(22,846)

Net income (loss)	$623,910	$614,930	$93,736	$(48,802)	$(35,954)

Basic earnings (loss) per share	$1.88	$1.86	$0.28	$(0.15)	$(0.11)
Diluted earnings (loss) per share	$1.85	$1.83	$0.28	$(0.15)	$(0.11)

     The accumulation of four quarters in fiscal years 2006 and 2005 for earnings per share may not equal the related per share amounts for the years ended April 30, 2006 and 2005 due to the repurchase of treasury shares, the timing of the exercise of stock options and release of restricted shares, and the antidilutive effect of stock options and unvested restricted shares in the first two quarters.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fiscal Year

FISCAL YEAR 2006 –
Dividends per share	$0.13	$0.13	$0.13	$0.11	$0.49
Stock price range:
High	$25.67	$26.96	$29.02	$30.00	$30.00
Low	19.80	23.06	23.01	24.47	19.80
FISCAL YEAR 2005 –
Dividends per share	$0.11	$0.11	$0.11	$0.10	$0.43
Stock price range:
High	$27.93	$25.25	$25.75	$25.00	$27.93
Low	23.43	22.99	22.57	22.08	22.08

NOTE 21:	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Block Financial Corporation (BFC) is an indirect, wholly-owned subsidiary of the Company. BFC is the Issuer and H&R Block, Inc. is the Guarantor of the $500.0 million 8 1/2% Senior Notes issued on April 13, 2000 and the $400.0 million 5.125% Senior Notes issued on October 26, 2004. Our guarantee is full and unconditional. The following condensed consolidating financial statements present separate information for BFC, the Company and for our other subsidiaries, and should be read in conjunction with our consolidated financial statements.
     These condensed consolidating financial statements have been prepared using the equity method of accounting. Income of subsidiaries is, therefore, reflected in our investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholder’s equity and other intercompany balances and transactions.

CONDENSED CONSOLIDATING INCOME STATEMENTS					(in 000s)
	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2006	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Revenues	$-	$2,018,045	$2,871,364	$(16,608)	$4,872,801

Expenses:
Cost of service revenues	-	500,545	1,883,374	(620)	2,383,299
Cost of other revenues	-	486,971	36,021	-	522,992
Selling, general and administrative	-	481,544	646,535	(15,494)	1,112,585

	-	1,469,060	2,565,930	(16,114)	4,018,876

Operating income	-	548,985	305,434	(494)	853,925
Interest expense	-	47,242	1,817	-	49,059
Other income, net	827,393	-	22,527	(827,393)	22,527

Income before taxes	827,393	501,743	326,144	(827,887)	827,393
Income taxes	336,985	198,454	138,744	(337,198)	336,985

Net income	$490,408	$303,289	$187,400	$(490,689)	$490,408

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2005	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Revenues	$-	$1,871,703	$2,565,496	$(17,180)	$4,420,019

Expenses:
Cost of service revenues	-	404,053	1,595,199	(184)	1,999,068
Cost of other revenues	-	417,508	30,513	-	448,021
Selling, general and administrative	-	447,688	487,419	(14,430)	920,677

	-	1,269,249	2,113,131	(14,614)	3,367,766

Operating income	-	602,454	452,365	(2,566)	1,052,253
Interest expense	-	59,247	3,293	(173)	62,367
Other income, net	1,017,715	17,277	10,552	(1,017,715)	27,829

Income before taxes	1,017,715	560,484	459,624	(1,020,108)	1,017,715
Income taxes	393,805	218,869	175,862	(394,731)	393,805

Net income	$623,910	$341,615	$283,762	$(625,377)	$623,910

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2004	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Revenues	$-	$1,844,772	$2,419,446	$(16,338)	$4,247,880

Expenses:
Cost of service revenues	-	372,582	1,422,567	(283)	1,794,866
Cost of other revenues	-	357,350	25,168	-	382,518
Selling, general and administrative	-	368,725	493,114	(15,682)	846,157

	-	1,098,657	1,940,849	(15,965)	3,023,541

Operating income	-	746,115	478,597	(373)	1,224,339
Interest expense	-	66,931	4,287	-	71,218
Other income, net	1,162,975	-	9,854	(1,162,975)	9,854

Income before taxes	1,162,975	679,184	484,164	(1,163,348)	1,162,975
Income taxes	462,523	263,456	199,216	(462,672)	462,523

Income before change in accounting	700,452	415,728	284,948	(700,676)	700,452
Cumulative effect of change in accounting	(6,359)	-	(6,359)	6,359	(6,359)

Net income	$694,093	$415,728	$278,589	$(694,317)	$694,093

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2006	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Cash & cash equivalents	$-	$151,561	$542,797	$-	$694,358
Cash & cash equivalents - restricted	-	377,445	16,624	-	394,069
Receivables from customers, brokers and dealers, net	-	496,577	-	-	496,577
Receivables, net	161	128,123	374,904	-	503,188
Intangible assets and goodwill, net	-	387,194	932,752	-	1,319,946
Investments in subsidiaries	5,237,611	215	456	(5,237,611)	671
Other assets	-	2,116,900	463,966	(540)	2,580,326

Total assets	$5,237,772	$3,658,015	$2,331,499	$(5,238,151)	$5,989,135

Accounts payable to customers, brokers and dealers	$-	$781,303	$-	$-	$781,303
Long-term debt	-	398,001	19,538	-	417,539
Other liabilities	2	1,042,611	1,599,881	-	2,642,494
Net intercompany advances	3,089,971	(355,358)	(2,734,567)	(46)	-
Stockholders’ equity	2,147,799	1,791,458	3,446,647	(5,238,105)	2,147,799

Total liabilities and stockholders’ equity	$5,237,772	$3,658,015	$2,331,499	$(5,238,151)	$5,989,135

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2005	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Cash & cash equivalents	$-	$162,983	$937,230	$-	$1,100,213
Cash & cash equivalents - restricted	-	488,761	28,148	-	516,909
Receivables from customers, brokers and dealers, net	-	590,226	-	-	590,226
Receivables, net	101	122,908	218,697	-	341,706
Intangible assets and goodwill, net	-	421,036	842,003	-	1,263,039
Investments in subsidiaries	4,851,680	210	449	(4,851,680)	659
Other assets	-	1,484,164	241,532	(392)	1,725,304

Total assets	$4,851,781	$3,270,288	$2,268,059	$(4,852,072)	$5,538,056

Accounts payable to customers, brokers and dealers	$-	$950,684	$-	$-	$950,684
Long-term debt	-	896,591	26,482	-	923,073
Other liabilities	2	532,562	1,182,459	8	1,715,031
Net intercompany advances	2,902,511	(641,611)	(2,262,818)	1,918	-
Stockholders’ equity	1,949,268	1,532,062	3,321,936	(4,853,998)	1,949,268

Total liabilities and stockholders’ equity	$4,851,781	$3,270,288	$2,268,059	$(4,852,072)	$5,538,056

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2006	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Net cash provided by (used in) operating activities:	$66,667	$(2,937)	$521,956	$-	$585,686

Cash flows from investing activities:
Cash received on residual interests	-	80,539	-	-	80,539
Mortgage loans originated and held for investment	-	(407,538)	-	-	(407,538)
Purchases of property & equipment	-	(59,824)	(190,686)	-	(250,510)
Payments made for business acquisitions	-	(2,939)	(209,604)	-	(212,543)
Net intercompany advances	245,169	-	-	(245,169)	-
Other, net	-	80,486	21,061	-	101,547

Net cash provided by (used in) investing activities	245,169	(309,276)	(379,229)	(245,169)	(688,505)

Cash flows from financing activities:
Repayments of short-term debt	-	(6,790,463)	(258,418)	-	(7,048,881)
Proceeds from issuance of short-term debt	-	6,790,463	258,418	-	7,048,881
Payments on acquisition debt	-	-	(26,819)	-	(26,819)
Dividends paid	(160,031)	-	-	-	(160,031)
Acquisition of treasury shares	(260,312)	-	-	-	(260,312)
Proceeds from issuance of common stock	108,507	-	-	-	108,507
Net intercompany advances	-	286,253	(531,422)	245,169	-
Other, net	-	14,538	21,081	-	35,619

Net cash provided by (used in) financing activities	(311,836)	300,791	(537,160)	245,169	(303,036)

Net decrease in cash and cash equivalents	-	(11,422)	(394,433)	-	(405,855)
Cash and cash equivalents at beginning of the year	-	162,983	937,230	-	1,100,213

Cash and cash equivalents at end of the year	$-	$151,561	$542,797	$-	$694,358

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2005	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Net cash provided by operating activities:	$39,134	$122,311	$352,348	$-	$513,793

Cash flows from investing activities:
Cash received on residual interests	-	136,045	-	-	136,045
Purchases of property & equipment	-	(66,255)	(143,203)	-	(209,458)
Payments made for business acquisitions	-	-	(37,621)	-	(37,621)
Net intercompany advances	497,774	-	-	(497,774)	-
Other, net	-	33,710	18,914	-	52,624

Net cash provided by (used in) investing activities	497,774	103,500	(161,910)	(497,774)	(58,410)

Cash flows from financing activities:
Repayments of short-term debt	-	(5,941,623)	-	-	(5,941,623)
Proceeds from issuance of short-term debt	-	5,941,623	-	-	5,941,623
Repayments of long-term debt	-	(250,000)	-	-	(250,000)
Proceeds from issuance of long-term debt	-	395,221	-	-	395,221
Payments on acquisition debt	-	-	(25,664)	-	(25,664)
Dividends paid	(142,988)	-	-	-	(142,988)
Acquisition of treasury shares	(530,022)	-	-	-	(530,022)
Proceeds from issuance of common stock	136,102	-	-	-	136,102
Net intercompany advances	-	(324,424)	(173,350)	497,774	-
Other, net	-	(16,813)	6,249	-	(10,564)

Net cash provided by (used in) financing activities	(536,908)	(196,016)	(192,765)	497,774	(427,915)

Net increase (decrease) in cash and cash equivalents	-	29,795	(2,327)	-	27,468
Cash and cash equivalents at beginning of the year	-	133,188	939,557	-	1,072,745

Cash and cash equivalents at end of the year	$-	$162,983	$937,230	$-	$1,100,213

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2004	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Net cash provided by operating activities:	$64,782	$163,464	$624,217	$-	$852,463

Cash flows from investing activities:
Cash received on residual interests	-	193,606	-	-	193,606
Purchases of property & equipment	-	(35,482)	(88,344)	-	(123,826)
Payments made for business acquisitions	-	-	(280,865)	-	(280,865)
Net intercompany advances	473,521	-	-	(473,521)	-
Other, net	-	66,046	17,653	-	83,699

Net cash provided by (used in) investing activities	473,521	224,170	(351,556)	(473,521)	(127,386)

Cash flows from financing activities:
Repayments of commercial paper	-	(4,618,853)	-	-	(4,618,853)
Proceeds from issuance of commercial paper	-	4,618,853	-	-	4,618,853
Payments on acquisition debt	-	-	(59,003)	-	(59,003)
Dividends paid	(138,397)	-	-	-	(138,397)
Acquisition of treasury shares	(519,862)	-	-	-	(519,862)
Proceeds from issuance of common stock	119,956	-	-	-	119,956
Net intercompany advances	-	(453,477)	(20,044)	473,521	-
Other, net	-	18,850	12,831	-	31,681

Net cash provided by (used in) financing activities	(538,303)	(434,627)	(66,216)	473,521	(565,625)

Net increase (decrease) in cash and cash equivalents	-	(46,993)	206,445	-	159,452
Cash and cash equivalents at beginning of the year	-	180,181	733,112	-	913,293

Cash and cash equivalents at end of the year	$-	$133,188	$939,557	$-	$1,072,745

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES –
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
     As of the end of the period covered by this Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls were effective as of the end of the period covered by this Annual Report on Form 10-K.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING –
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of April 30, 2006.
     Based on our assessment, management concluded that, as of April 30, 2006, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO.
     The Company’s external auditors, KPMG LLP, an independent registered public accounting firm, have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears in Item 8.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING –
During the fourth quarter of fiscal year 2006, we completed remediation efforts relating to a material weakness in our controls over accounting for income taxes that was reported as of April 30, 2005. In addition to control enhancements identified in our previously filed reports on Form 10-Q, management implemented additional improvements to controls in the state income tax rate calculation process to incorporate the use of current period pro forma federal and state taxable income calculations and the use of current and projected state apportionment factors, among other data inputs.
     Other than the changes outlined above, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following information appearing in our definitive proxy statement, to be filed no later than 120 days after April 30, 2006, is incorporated herein by reference:
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

     Information about our executive officers as of May 15, 2006 is as follows:

Name, age	Current position	Business experience since May 1, 2001

Mark A. Ernst, age 47	Chairman of the Board, President and Chief Executive Officer	Chairman of the Board of Directors since September 2002; Chief Executive Officer since January 2001; President of the Company since September 1999. Mr. Ernst has been a Member of the Board of Directors since September 1999.

William L. Trubeck, age 59	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer since October 2004; Executive Vice President - Western Group of Waste Management, Inc. from April 2003 until October 2004; Chief Administrative Officer of Waste Management, Inc. from May 2002 until April 2003; Chief Financial Officer of Waste Management, Inc., from March 2000 to April 2003.

Jeffrey E. Nachbor, age 41	Senior Vice President and Corporate Controller	Senior Vice President and Corporate Controller since October 2005; Senior Vice President and Chief Financial Officer of Sharper Image Corporation from February 2005 until October 2005; Senior Vice President, Corporate Controller of Staples, Inc., from April 2003 to February 2005; Vice President of Finance of Victoria’s Secret Direct, a Division of Limited Brands, Inc., from December 2000 to April 2003.

Robert E. Dubrish, age 54	President and Chief Executive Officer, Option One Mortgage Corporation	President and Chief Executive Officer, Option One Mortgage Corporation, since March 1996.

Timothy C. Gokey, age 44	President, Retail Tax Services	President, Retail Tax Services since June 2004; McKinsey & Company from 1986 until June 2004.

Brad C. Iversen, age 56	Senior Vice President and Chief Marketing Officer	Senior Vice President and Chief Marketing Officer since September 2003; Founded Catamount Marketing in 2002; Executive Vice President and Director of Marketing at Bank One Corporation from 1997 to 2002.

Linda M. McDougall, age 53	Vice President, Communications	Vice President, Communications since July 1999.

Steve L. Nadon, age 49	President, Consumer Financial Services Group	President, Consumer Financial Services Group since March 2006; Executive Vice President and Chief Operating Officer of Option One Mortgage Corporation from January 1998 to March 2006.

Name, age	Current position	Business experience since May 1, 2001

Tammy S. Serati, age 47	Senior Vice President, Human Resources	Senior Vice President, Human Resources since December 2002; Vice President, Human Resources Corporate Staffs, for Monsanto Agricultural Company, from May 2000 through November 2002.

Becky S. Shulman, age 41	Vice President and Treasurer	Vice President and Treasurer since September 2001; Chief Investment Officer of U.S. Central Credit Union, from September 1998 until August 2001.

Nicholas J. Spaeth, age 56	Senior Vice President and Chief Legal Officer	Senior Vice President and Chief Legal Officer since February 2004; Senior Vice President, General Counsel and Secretary of Intuit, Inc. from August 2003 to February 2004; Senior Vice President, General Counsel and Secretary, GE Employers Reinsurance Corporation from September 2000 until August 2003.

Steven Tait, age 46	President, RSM McGladrey Business Services, Inc.	President, RSM McGladrey Business Services, Inc. since April 2003; Executive Vice President, Sales & Client Operations, Gartner, Inc., from June 2001 through March 2003; Senior Vice President, Sales and Operations at Gartner, Inc. from July 2000 until May 2001.

Robert A. Weinberger, age 61	Vice President, Government Relations	Vice President, Government Relations, since March 1996.

Marc West, age 46	Senior Vice President and Chief Information Officer	Senior Vice President and Chief Information Officer since September 2004; Senior Vice President and Chief Information Officer of Electronic Arts Inc. from 2000 until September 2004.

Bret G. Wilson, age 47	Vice President and Secretary	Vice President and Secretary since October 2002; Vice President, Corporate Development and Risk Management from October 2000 until October 2002.

ITEM 11.	EXECUTIVE COMPENSATION
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2006, in the sections entitled “Director Compensation” and “Compensation of Executive Officers,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2006, in the section titled “Equity Compensation Plans” and in the section titled “Information Regarding Security Holders,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A no later than 120 days after April 30, 2006, in the section titled “Employee Agreements, Change in Control and Other Arrangements,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A no later than 120 days after April 30, 2006, in the section titled “Audit Fees,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this Report:
1.
The following financial statements appearing in Item 8: “Consolidated Statements of Income and Comprehensive Income;” “Consolidated Balance Sheets;” “Consolidated Statements of Cash Flows;” and “Consolidated Statements of Stockholders’ Equity.”

2.
Financial Statement Schedule II - Valuation and Qualifying Accounts with the related Reports of Independent Registered Public Accounting Firms. These will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareholders.

3.	Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The following exhibits are required to be filed as exhibits to this Form 10-K:
10.6	The H&R Block Executive Performance Plan.
10.38
Agreement of Settlement dated April 19, 2006 among HSBC Finance Corporation, HSBC Taxpayer Financial Services Inc., Beneficial Franchise Company, Inc., H&R Block, Inc., H&R Block Services, Inc., H&R Block Tax Services, Inc., Block Financial Corporation, HRB Royalty, Inc., H&R Block Eastern Enterprises, Inc., and Lynne A. Carnegie.

10.70	Amendment Number Seven, dated April 28, 2006, to Indenture between Option One Owner Trust 2001-1A and Wells Fargo Bank, N.A.
10.77	Amendment Number Eight, dated April 28, 2006, to Indenture between Option One Owner Trust 2001-1B and Wells Fargo Bank, N.A.
12	Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2006.
21	Subsidiaries of the Company.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
H&R BLOCK, INC.
Mark A. Ernst
Chairman of the Board, President and
Chief Executive Officer
June 30, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated on June 30, 2006.

Mark A. Ernst
Chairman of the Board, President, Chief Executive
Officer and Director (principal executive officer)

Thomas M. Bloch
Director

Jerry D. Choate
Director

Donna R. Ecton
Director

Henry F. Frigon
Director

Roger W. Hale
Director

Len J. Lauer
Director

David B. Lewis
Director

Tom D. Seip
Director

Louis W. Smith
Director

Rayford Wilkins, Jr.
Director

William L. Trubeck
Executive Vice President and Chief Financial
Officer (principal financial officer)

Jeffrey E. Nachbor
Senior Vice President and Corporate
Controller
(principal accounting officer)

EXHIBIT INDEX

The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

3.1		Restated Articles of Incorporation of H&R Block, Inc., as amended, filed as Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, are incorporated herein by reference.
3.2		Certificate of Amendment of Articles of Incorporation effective September 30, 2004, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.
3.3		Amended and Restated Bylaws of H&R Block, Inc., as amended and restated as of June 9, 2004, filed as Exhibit 3.3 to the Company’s annual report on Form 10-K for the year ended April 30, 2004, file number 1-6089, is incorporated herein by reference.
4.1		Indenture dated as of October 20, 1997, among H&R Block, Inc., Block Financial Corporation and Bankers Trust Company, as Trustee, filed as Exhibit 4(a) to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 1997, file number 1-6089, is incorporated herein by reference.
4.2		First Supplemental Indenture, dated as of April 18, 2000, among H&R Block, Inc., Block Financial Corporation, Bankers Trust Company and the Bank of New York, filed as Exhibit 4(a) to the Company’s current report on Form 8-K dated April 13, 2000, file number 1-6089, is incorporated herein by reference.
4.3		Officer’s Certificate, dated October 26, 2004, in respect of 5.125% Notes due 2014 of Block Financial Corporation, filed as Exhibit 4.1 to the Company’s current report on Form 8-K dated October 21, 2004, file number 1-6089, is incorporated herein by reference.
4.4		Form of 8 1/2% Senior Note due 2007 of Block Financial Corporation, filed as Exhibit 4(b) to the Company’s current report on Form 8-K dated April 13, 2000, file number 1-6089, is incorporated herein by reference.
4.5		Form of 5.125% Note due 2014 of Block Financial Corporation, filed as Exhibit 4.2 to the Company’s current report on Form 8-K dated October 21, 2004, file number 1-6089, is incorporated herein by reference.
4.6		Copy of Rights Agreement dated March 25, 1998, between H&R Block, Inc. and ChaseMellon Shareholder Services, L.L.C., filed on July 22, 1998 as Exhibit 1 to the Company’s Registration Statement on Form 8-A, file number 1-6089, is incorporated herein by reference.
4.7		Form of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(e) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated by reference.
4.8		Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(j) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1998, file number 1-6089, is incorporated by reference.
4.9		Form of Certificate of Designation, Preferences and Rights of Delayed Convertible Preferred Stock of H&R Block, Inc., filed as Exhibit 4(f) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated by reference.
10.1	*	The Company’s 2003 Long-Term Executive Compensation Plan, as amended and restated as of September 10, 2003, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended
October 31, 2003, file number 1-6089, is incorporated by reference.
10.2	*	Form of 2003 Long-Term Executive Compensation Plan Award Agreement, filed as Exhibit 10.2 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.3	*	The H&R Block Deferred Compensation Plan for Directors, as Amended and Restated effective July 1, 2002, filed as Exhibit 10.2 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.
10.4	*	The H&R Block Deferred Compensation Plan for Executives, as Amended and Restated July 1, 2002, filed as Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.
10.5	*	Amendment No. 1 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, effective as of March 12, 2003, filed as Exhibit 10.5 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10.6	*	The H&R Block Executive Performance Plan.
10.7	*	Summary of Non-Employee Director Compensation and Benefits, filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated March 1, 2006, file number 1-6089, is incorporated herein by reference.
10.8	*	Description of Executive Officer Cash Compensation, filed as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2005, file number 1-6089, is incorporated herein by reference.
10.9	*	The Company’s 1989 Stock Option Plan for Outside Directors, as amended and restated as of September 8, 2004, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.
10.10	*	Form of 1989 Stock Option Plan for Outside Directors Stock Option Agreement, filed as Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.11	*	The H&R Block Stock Plan for Non-Employee Directors, as amended
August 1, 2001, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.
10.12	*	The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended August 1, 2001, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.
10.13	*	The H&R Block, Inc. Executive Survivor Plan (as Amended and Restated) filed as Exhibit 10.4 to the Company’s quarterly report on

Form 10-Q for the quarter ended October 31, 2000, file number 1-6089, is incorporated herein by reference.
10.14	*	First Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), filed as Exhibit 10.9 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.
10.15	*	Second Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), effective as of March 12, 2003, filed as Exhibit 10.12 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10.16	*	Employment Agreement dated July 16, 1998, between the Company and Mark A. Ernst, filed as Exhibit 10(a) to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 1998, file number 1-6089, is incorporated herein by reference.
10.17	*	Amendment to Employment Agreement dated June 30, 2000, between HRB Management, Inc. and Mark A. Ernst, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2000, file number 1-6089, is incorporated herein by reference.
10.18	*	Employment Agreement dated as of October 4, 2004 between HRB Management, Inc. and William L. Trubeck, filed as Exhibit 10.2 to the Company’s current report on Form 8-K/A Amendment No. 1 dated September 9, 2004, file number 1-6089, is incorporated herein by reference.
10.19		Employment Agreement dated as of February 2, 2004, between HRB Management, Inc. and Nicholas J. Spaeth, filed as Exhibit 10.16 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2004, file number 1-6089, is incorporated herein by reference.
10.20	*	Employment Agreement dated September 2, 2003, between HRB Management, Inc. and Brad C. Iversen, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2004, file number 1-6089, is incorporated herein by reference.
10.21	*	Employment Agreement between Option One Mortgage Corporation and Robert E. Dubrish, executed on February 9, 2002, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2002, file number 1-6089, is incorporated herein by reference.
10.22	*	Employment Agreement dated December 2, 2002 between HRB Management, Inc. and Tammy S. Serati, filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended January 31, 2003, file number 1-6089, is incorporated herein by reference.
10.23	*	Employment Agreement dated as of April 1, 2003 between HRB Business Services, Inc. and Steven Tait, filed as Exhibit 10.23 to the annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10.24	*	Employment Agreement dated as of September 15, 2004 between HRB Management, Inc. and Marc West, filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.
10.25	*	Employment Agreement dated as of June 28, 2004 between H&R Block Services, Inc. and Timothy C. Gokey, filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended July 31, 2004, file number 1-6089, is incorporated herein by reference.
10.26	*	Employment Agreement dated September 27, 2005 between HRB Management, Inc. and Jeff Nachbor, filed as Exhibit 10.10 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.
10.27	*	Form of Indemnification Agreement for directors, filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated December 14, 2005, file number 1-6089, is incorporated herein by reference.
10.28		Second Amended and Restated Refund Anticipation Loan Operations Agreement dated as of June 9, 2003, between H&R Block Services, Inc., Household Tax Masters, Inc. and Beneficial Franchise Company, filed as Exhibit 10.27 to the annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10.29		Fourth Amended and Restated Refund Anticipation Loan Participation Agreement dated as of December 31, 2004, between Block Financial Corporation, HSBC Taxpayer Financial Services, Inc. and Household Tax Masters Acquisition Corporation, filed as Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.30		2004 Amendment to Second Amended and Restated Refund Anticipation Loan Operations Agreement dated as of August 20, 2004, by and among H&R Block Services, Inc., Household Tax Masters, Inc., and Beneficial Franchise Company, filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.**
10.31		Second Amendment to Second Amended and Restated Refund Anticipation Loan Operations Agreement dated as of August 31, 2005 among H&R Block Services, Inc., H&R Block Tax Services, Inc. HRB Royalty, Inc. HSBC Taxpayer Financial Services, Inc., HSBC Bank USA, National Association and Beneficial Franchise Company filed as Exhibit 10.23 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.**
10.32		HSBC Retail Settlement Products Distribution Agreement dated as of September 23, 2005, among HSBC Bank USA, National Association, HSBC Taxpayer Financial Services Inc., Beneficial Franchise Company Inc., Household Tax Masters Acquisition Corporation, H&R Block Services, Inc., H&R Block Tax Services, Inc., H&R Block Enterprises, Inc., H&R Block Eastern Enterprises, Inc., H&R Block Digital Tax Solutions, LLC, H&R Block Associates, L.P., HRB Royalty, Inc., HSBC Finance Corporation and H&R Block, Inc., filed as Exhibit 10.14 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference. **
10.33		HSBC Digital Settlement Products Distribution Agreement dated as of September 23, 2005, among HSBC Bank USA, National Association, HSBC Taxpayer Financial Services Inc., H&R Block Digital Tax Solutions, LLC, and H&R Block Services, Inc., filed as Exhibit 10.15 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference. **
10.34		HSBC Refund Anticipation Participation Agreement dated as of September 23, 2005, among Household Tax Masters Acquisition

Corporation, Block Financial Corporation, HSBC Bank USA, National Association and HSBC Taxpayer Financial Services Inc., filed as Exhibit 10.16 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference. **
10.35	HSBC Settlement Products Servicing Agreement dated as of September 23, 2005, among HSBC Bank USA, National Association, HSBC Taxpayer Financial Services Inc., Household Tax Masters Acquisition Corporation and Block Financial Corporation, filed as Exhibit 10.17 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference. **
10.36	HSBC Program Appendix of Defined Terms and Rules of Construction, filed as Exhibit 10.18 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference. **
10.37	Agreement of Settlement dated December 23, 2005 among H&R Block, Inc., H&R Block Services, Inc., H&R Block Tax Services, Inc., Block Financial Corporation, HRB Royalty, Inc., H&R Block Eastern Enterprises, Inc., Deadra D. Cummins, Ivan and La Donna Bell, Levon Mitchell, Geral Mitchell, Joyce Green, Lynn Becker, Justin Sevey, Maryanne Hoekman and Renea Griffith, filed as Exhibit 10.5 to the quarterly report on Form 10-Q for the quarter ended January 31, 2006, file number 1-6089, is incorporated herein by reference.*
10.38	Agreement of Settlement dated April 19, 2006 among HSBC Finance Corporation, HSBC Taxpayer Financial Services Inc., Beneficial Franchise Company, Inc., H&R Block, Inc., H&R Block Services, Inc., H&R Block Tax Services, Inc., Block Financial Corporation, HRB Royalty, Inc., H&R Block Eastern Enterprises, Inc., and Lynne A. Carnegie.
10.39	Amended and Restated Five-Year Credit and Guarantee Agreement dated as of August 10, 2005 among Block Financial Corporation, H&R Block, Inc.,. the lenders party thereto, Bank of America, N.A., HSBC Bank USA, National Association, Royal Bank of Scotland PLC, JPMorgan Chase Bank, N.A., and J.P Morgan Securities Inc., filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.
10.40	Five-Year Credit and Guarantee Agreement dated as of August 10, 2005 among Block Financial Corporation, H&R Block, Inc., the lenders party thereto, Bank of America, N.A., HSBC Bank USA, National Association, The Royal Bank of Scotland PLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities, Inc., filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.
10.41	License Agreement dated as of June 30, 2004 by and between Sears, Roebuck and Co. and H&R Block Services, Inc., filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended July 31, 2004, file number 1-6089, is incorporated herein by reference.
10.42	Other Income License Agreement (Products and/or Services) dated September 15, 2005 between Wal*Mart Stores, Inc. and H&R Block Services, Inc., filed as Exhibit 10.9 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference
10.43	Standard Form of Agreement Between Owner and Designer/Builder dated as of May 5, 2003 by and between H&R Block Tax Services, Inc. and J.E. Dunn Construction Company, filed as Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.
10.44	Sale and Servicing Agreement dated as of June 1, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2005-6 and Wells Fargo Bank, N.A., filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended July 31, 2005, file number 1-6089, is incorporated herein by reference.
10.45	Note Purchase Agreement dated as of June 1, 2005 among Option One Loan Warehouse Corporation, Option One Owner Trust 2005-6 and Lehman Brothers Bank., filed as Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended July 31, 2005, file number 1-6089, is incorporated herein by reference.
10.46	Indenture dated as of June 1, 2005 between Option One Owner Trust 2005-6 and Wells Fargo Bank, N.A., filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended July 31, 2005, file number 1-6089, is incorporated herein by reference.
10.47	Fourth Amended and Restated Loan Purchase and Contribution Agreement dated as of September 1, 2005 between Option One Loan Warehouse Corporation and Option One Mortgage Corporation, filed as Exhibit 10.22 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.
10.48	Amended and Restated Sales and Servicing Agreement dated November 12, 2004 among Option One Owner Trust 2003-5, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.49	Amendment Number One to the Amended and Restated Sale and Servicing Agreement dated November 11, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-5 and Wells Fargo Bank, N.A., filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended January 31, 2006, file number 1-6089, is incorporated herein by reference.
10.50	Note Purchase Agreement dated November 14, 2003 between Option One Owner Trust 2003-5, Option One Loan Warehouse Corporation and Citigroup Global Markets Realty Corp., filed as Exhibit 10.5 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.51	Amendment Number One to the Note Purchase Agreement, dated November 14, 2004, among Option One Owner Trust 2003-5, Option One Loan Warehouse Corporation and Citigroup Global Markets Realty Corp., filed as Exhibit 10.6 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.52	Indenture dated as of November 1, 2003 between Option One Owner Trust 2003-5 and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.7 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.53	Second Amended and Restated Sale and Servicing Agreement dated as of March 8, 2005 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank Minnesota, National Association,

filed as Exhibit 10.40 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number, 1-6089, is incorporated by reference.
10.54	Amendment No. 1 to Second Amended and Restated Sale and Servicing Agreement dated March 8, 2005 among Option One Owner Trust 2001-2, Option One Mortgage Corporation, Option One Loan Warehouse Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2005, file number, 1-6089, is incorporated by reference.
10.55	Amendment Number Two to the Second Amended and Restated Sale and Servicing Agreement dated March 8, 2005 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.12 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number, 1-6089, is incorporated by reference.
10.56	Amendment Number Three to the Second Amended and Restated Sale and Servicing Agreement dated March 8, 2005 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.12 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number, 1-6089, is incorporated by reference.
10.57	Amendment Number Four to the Second Amended and Restated Sale and Servicing Agreement dated March 8, 2005 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2006, file number, 1-6089, is incorporated by reference.
10.58	Amended and Restated Note Purchase Agreement dated as of November 25, 2003, among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation and Bank of America, N.A., filed as Exhibit 10.11 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.59	Amendment Number Seven to Amended and Restated Note Purchase Agreement, dated November 25, 2005, among Option One Loan Warehouse Corporation, Option One Owner Trust 2001-2 and Bank of America, N.A., filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended January 31, 2006, file number 1-6089, is incorporated herein by reference.
10.60	Amended and Restated Indenture dated as of November 25, 2003 between Option One Owner Trust 2001-2 and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.14 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.
10.61	Amendment Number Eight to the Amended and Restated Indenture dated as of November 25, 2003 between Option One Owner Trust 2001-2 and Wells Fargo Bank Minnesota, N.A., filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended January 31, 2006, file number 1-6089, is incorporated herein by reference.
10.62	Letter Agreement dated as of April 1, 2000 among Option One Mortgage Corporation and Bank of America N.A., filed as Exhibit 10.15 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated by reference.
10.63	Amended and Restated Note Purchase Agreement dated as of March 18, 2005 among Option One Owner Trust 2002-3, UBS Real Estate Securities Inc. and Option One Mortgage Corporation, filed as Exhibit 10.46 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number, 1-6089, is incorporated by reference.
10.64	Amended and Restated Sale and Servicing Agreement dated as of March 18, 2005, among Option One Owner Trust 2002-3, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.47 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number, 1-6089, is incorporated by reference.
10.65	Omnibus Amendment No. 1 dated as of September 8, 2005 among Option One Mortgage Corporation, Option One Owner Trust 2002-3 and Wells Fargo Bank, N.A. , filed as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.
10.66	Second Amended and Restated Sale and Servicing Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1A, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.48 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number, 1-6089, is incorporated by reference.
10.67	Amendment Number One to Second Amended and Restated Sale and Servicing Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1A, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.6 to the quarterly report of Form 10-Q for the quarter ended July 31, 2005, file number 1-6089, is incorporated herein by reference.
10.68	Indenture dated as of April 1, 2001 between Option One Owner Trust 2001-1A and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.49 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number, 1-6089, is incorporated by reference.
10.69	Amendment Number Four, dated April 16, 2004, to Indenture between Option One Owner Trust 2001-1A and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003, filed as Exhibit 10.50 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number, 1-6089, is incorporated by reference.
10.70	Amendment Number Seven, dated April 28, 2006, to Indenture between Option One Owner Trust 2001-1A and Wells Fargo Bank N.A.
10.71	Amended and Restated Note Purchase Agreement dated as of April 16, 2004, among Option One Owner Trust 2001-1A, Option One Loan Warehouse Corporation and Greenwich Capital Financial Products, Inc., filed as Exhibit 10.53 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number, 1-6089, is incorporated by reference.
10.72	Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1A, Greenwich Capital Financial Products, Inc. and

Option One Loan Warehouse Corporation, filed as Exhibit 10.54 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number, 1-6089, is incorporated by reference.
10.73	Second Amended and Restated Sale and Servicing Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1B, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A. filed as Exhibit 10.55 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number, 1-6089, is incorporated by reference.
10.74	Amendment Number One to Second Amended and Restated Sale and Servicing Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1B, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.7 to the quarterly report of Form 10-Q for the quarter ended July 31, 2005, file number 1-6089, is incorporated herein by reference.
10.75	Indenture dated as of April 1, 2001 between Option One Owner Trust 2001-1B and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.56 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number, 1-6089, is incorporated by reference.
10.76	Amendment Number Five, dated April 16, 2004, to Indenture between Option One Owner Trust 2001-1B and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003, filed as Exhibit 10.57 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number, 1-6089, is incorporated by reference.
10.77	Amendment Number Eight, dated April 28, 2006, to Indenture between Option One Owner Trust 2001-1B and Wells Fargo Bank N.A.,
10.78	Amended and Restated Note Purchase Agreement dated as of April 16, 2004, among Option One Owner Trust 2001-1B, Option One Loan Warehouse Corporation and Steamboat Funding Corporation, filed as Exhibit 10.60 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number, 1-6089, is incorporated by reference.
10.79	Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1B, Steamboat Funding Corporation and Option One Loan Warehouse Corporation, filed as Exhibit 10.61 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number, 1-6089, is incorporated by reference.
10.80	Amended and Restated Sale and Servicing Agreement dated as of August 5, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4 and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended October 31, 2006, file number 1-6089, is incorporated herein by reference.
10.81	Indenture dated as of August 8, 2003 between Option One Owner Trust 2003-4 and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.65 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.
10.82	Amended and Restated Note Purchase Agreement dated as of August 5, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and JP Morgan Chase Bank, N.A., filed as Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended October 31, 2006, file number 1-6089, is incorporated herein by reference.
10.83	Sale and Servicing Agreement dated as of September 1, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2005-7 and Wells Fargo Bank, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.
10.84	Note Purchase Agreement dated as of September 1, 2005 between Option One Loan Warehouse Corporation, Option One Owner Trust 2005-7, HSBC Securities (USA) Inc., HSBC Bank USA, N.A., Bryant Park Funding LLC and HSBC Securities (USA) Inc., filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.
10.85	Indenture dated as of September 1, 2005 between Option One Owner Trust 2005-7 and Wells Fargo Bank, N.A. , filed as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.
10.86	Sale and Servicing Agreement dated as of October 1, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2005-8 and Wells Fargo Bank, N.A., filed as Exhibit 10.19 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.
10.87	Note Purchase Agreement dated as of October 1, 2005 among Option One Loan Warehouse Corporation, Option One Owner Trust 2005-8 and Merril Lynch Bank USA, filed as Exhibit 10.20 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.
10.88	Indenture dated as of October 1, 2005 between Option One Owner Trust 2005-8 and Wells Fargo Bank, N.A. , filed as Exhibit 10.21 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.
10.89	Sale and Servicing Agreement dated as of December 30, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2005-9 and Wells Fargo Bank, N.A., filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2006, file number 1-6089, is incorporated by reference.
10.90	Note Purchase Agreement dated as of December 30, 2005 among Option One Loan Warehouse Corporation, Option One Owner Trust 2005-9 DB Structured Products, Inc., Gemini Securitization Corp., LLC, Aspen Funding Corp. and Newport Funding Corp., filed as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2006, file number 1-6089, is incorporated by reference.
10.91	Indenture dated as of December 30, 2005 between Option One Owner Trust 2005-9 and Wells Fargo Bank, N.A. , filed as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2006, file number 1-6089, is incorporated by reference.
12	Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2006.
21	Subsidiaries of the Company.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements.
**	Confidential Information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

Report of Independent Registered Public Accounting Firm on Schedule
To the Board of Directors and Stockholders of H&R Block, Inc.:
Under date of June 29, 2006, we reported on the consolidated balance sheets of H&R Block, Inc. and its subsidiaries (the Company) as of April 30, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2006, which are included in the Company’s annual report filed on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule for each of the years in the three-year period ended April 30, 2006, included in the Form 10-K. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
The audit report on the consolidated financial statements of H&R Block, Inc. and its subsidiaries referred to above contains an explanatory paragraph stating that, as discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting to adopt Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, during the year ended April 30, 2004.
/s/ KPMG LLP

Kansas City, Missouri
June 29, 2006

H&R BLOCK, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED APRIL 30, 2006, 2005 AND 2004

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Period	Expenses	Deductions (1)	End of Period
Allowance for Doubtful Accounts - deducted from accounts receivable in the balance sheet

2006	$35,352,000	$39,746,000	$8,835,000	$66,263,000

2005	$37,424,000	$52,221,000	$54,293,000	$35,352,000

2004	$14,329,000	$53,663,000	$30,568,000	$37,424,000

Liability related to Mortgage Services restructuring charge

2006	$-	$12,624,000	$5,066,000	$7,558,000

(1)	Deductions from the Allowance for Doubtful Accounts reflect recoveries and charge-offs. Deductions from the restructuring charge liability represent payments made.