Form 10-Q
period 2006-07-31
H&R BLOCK INC
filed 2006-09-11
CIK 12659

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on August 31, 2006 was 321,682,760 shares.

Form 10-Q for the Period Ended July 31, 2006

CONDENSED CONSOLIDATED BALANCE SHEETS	(amounts in 000s, except share amounts)

	July 31, 2006	April 30, 2006
	(Unaudited)
ASSETS

Cash and cash equivalents	$390,068	$694,358
Cash and cash equivalents – restricted	345,729	394,069
Marketable securities – trading	77,219	16,141
Receivables from customers, brokers, dealers and clearing organizations, net	437,697	496,577
Receivables, less allowance for doubtful accounts of $60,732 and $64,480	370,307	467,677
Mortgage loans held for sale	245,006	236,399
Prepaid expenses and other current assets	522,675	483,215

Total current assets	2,388,701	2,788,436
Residual interests in securitizations – available-for-sale	145,779	159,058
Beneficial interest in Trusts – trading	125,628	188,014
Mortgage servicing rights	275,266	272,472
Mortgage loans held for investment, net	541,361	407,538
Property and equipment, at cost less accumulated depreciation and amortization of $735,426 and $704,792	452,010	443,785
Intangible assets, net	205,101	219,494
Goodwill, net	1,104,273	1,100,452
Other assets	398,149	409,886

Total assets	$5,636,268	$5,989,135

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Commercial paper	$189,356	$—
Current portion of long-term debt	515,305	506,992
Accounts payable to customers, brokers and dealers	716,305	781,303
Customer banking deposits	404,030	—
Accounts payable, accrued expenses and other current liabilities	703,730	768,505
Accrued salaries, wages and payroll taxes	146,346	330,946
Accrued income taxes	259,509	505,690

Total current liabilities	2,934,581	2,893,436
Long-term debt	411,734	417,539
Other noncurrent liabilities	478,384	530,361

Total liabilities	3,824,699	3,841,336

Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, 435,890,796 shares issued at July 31, 2006 and April 30, 2006	4,359	4,359
Additional paid-in capital	649,451	653,053
Accumulated other comprehensive income	20,255	21,948
Retained earnings	3,320,197	3,492,059
Less cost of 114,315,001 and 107,377,858 shares of common stock in treasury	(2,182,693)	(2,023,620)

Total stockholders’ equity	1,811,569	2,147,799

Total liabilities and stockholders’ equity	$5,636,268	$5,989,135

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	(Unaudited, amounts in 000s, except per share amounts)

Three months ended July 31,	2006	2005

Revenues:
Service revenues	$421,699	$315,128
Other revenues:
Gains on sales of mortgage assets, net	63,913	236,431
Interest income	41,010	49,253
Product and other revenues	14,157	14,181

	540,779	614,993

Operating expenses:
Cost of services	446,089	347,688
Cost of other revenues	92,014	123,357
Selling, general and administrative	215,998	184,782

	754,101	655,827

Operating loss	(213,322)	(40,834)
Interest expense	(12,135)	(12,435)
Other income, net	6,798	7,400

Loss before income tax benefit	(218,659)	(45,869)
Income tax benefit	(87,282)	(17,875)

Net loss	$(131,377)	$(27,994)

Basic and diluted loss per share	$(0.41)	$(0.08)

Basic and diluted shares	323,671	330,714

Dividends per share	$0.13	$0.11

Comprehensive income (loss):
Net loss	$(131,377)	$(27,994)
Change in unrealized gain on available-for-sale securities, net	(2,511)	(5,811)
Change in foreign currency translation adjustments	818	824

Comprehensive income (loss)	$(133,070)	$(32,981)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(Unaudited, amounts in 000s)

Three months ended July 31,	2006	2005

Cash flows from operating activities:
Net loss	$(131,377)	$(27,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,394	44,085
Accretion of residual interests in securitizations	(13,509)	(30,777)
Impairments of available-for-sale residual interests	17,266	11,875
Additions to trading residual interests in securitizations, net	(58,417)	(100,462)
Proceeds from net interest margin transactions, net	—	40,371
Additions to mortgage servicing rights	(50,122)	(49,306)
Amortization and impairment of mortgage servicing rights	47,328	27,212
Tax benefits from stock-based compensation	8,075	12,699
Excess tax benefits from stock-based compensation	(1,114)	—
Other, net of acquisitions	(322,939)	(238,218)

Net cash used in operating activities	(458,415)	(310,515)

Cash flows from investing activities:
Cash received from residual interests in securitizations	4,567	24,031
Mortgage loans originated for investment, net	(135,161)	—
Purchases of property and equipment, net	(42,868)	(30,330)
Payments made for business acquisitions, net of cash acquired	(4,627)	(3,452)
Other, net	7,068	7,935

Net cash used in investing activities	(171,021)	(1,816)

Cash flows from financing activities:
Repayments of commercial paper	(1,034,210)	—
Proceeds from issuance of commercial paper	1,223,566	—
Customer deposits	404,030	—
Dividends paid	(40,485)	(36,537)
Acquisition of treasury shares	(186,339)	(131,642)
Excess tax benefits from stock-based compensation	1,114	—
Proceeds from exercise of stock options	6,791	27,180
Other, net	(49,321)	(14,082)

Net cash provided by (used in) financing activities	325,146	(155,081)

Net decrease in cash and cash equivalents	(304,290)	(467,412)
Cash and cash equivalents at beginning of the period	694,358	1,100,213

Cash and cash equivalents at end of the period	$390,068	$632,801

Supplementary cash flow data:
Income taxes paid	$190,378	$35,278
Interest paid	18,702	13,830
See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	(Unaudited)
1.	Basis of Presentation

The condensed consolidated balance sheet as of July 31, 2006, the condensed consolidated statements of income and comprehensive income for the three months ended July 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the three months ended July 31, 2006 and 2005 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2006 and for all periods presented have been made.

“H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no effect on our results of operations or stockholders’ equity as previously reported. In March 2006, the Office of Thrift Supervision (OTS) approved the charter of H&R Block Bank (HRB Bank). The bank commenced operations on May 1, 2006, at which time we realigned certain segments of our business to reflect a new management reporting structure. The previously reported Investment Services segment, H&R Block Mortgage Corporation (HRBMC), which was previously included in the Mortgage Services segment, and H&R Block Bank have been combined in the Consumer Financial Services segment. Presentation of prior-year results reflects the new segment alignment. See note 11 for additional information on this new segment.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2006 Annual Report to Shareholders on Form 10-K.

Operating revenues of the Tax Services and Business Services segments are seasonal in nature with peak revenues occurring in the months of January through April. Therefore, results for interim periods are not indicative of results to be expected for the full year.

2.	Earnings (Loss) Per Share

Basic and diluted loss per share is computed using the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 32.9 million shares and 33.7 million shares of stock for the three months ended July 31, 2006 and 2005, respectively, as the effect would be antidilutive due to the net loss recorded during the period.

The weighted average shares outstanding for the three months ended July 31, 2006 decreased to 323.7 million from 330.7 million last year, primarily due to purchases of treasury shares. The effect of these purchases was partially offset by the issuance of treasury shares related to our stock-based compensation plans.

During the three months ended July 31, 2006 and 2005, we issued 1.4 million and 2.5 million shares of common stock, respectively, pursuant to the exercise of stock options, employee stock purchases and awards of nonvested shares, in accordance with our stock-based compensation plans.

During the three months ended July 31, 2006, we acquired 8.4 million shares of our common stock, of which 8.1 million shares were purchased from third parties with the remaining shares swapped or surrendered to us, at an aggregate cost of $186.3 million. During the three months ended July 31, 2005, we acquired 4.6 million shares of our common stock, of which 4.4 million shares were purchased from third parties with the remaining shares swapped or surrendered to us, at an aggregate cost of $131.6 million.

3.	Mortgage Banking Activities

Activity related to trading residual interests in securitizations consists of the following:

(in 000s)
Three months ended July 31,	2006	2005

Balance, beginning of period	$—	$—
Additions resulting from securitization of mortgage loans	63,424	96,967
Cash received	(4,546)	—
Accretion	909	—
Change of fair value	(461)	3,495
Residuals securitized in NIM transactions	—	(42,480)

Balance, end of period	$59,326	$57,982

At July 31, 2006 and 2005, we had $59.3 million and $58.0 million, respectively, in residual interests classified as trading securities, which are included in marketable securities – trading on the condensed consolidated balance sheet. These residual interests are the result of the initial securitization of mortgage loans and those held at July 31, 2006 are expected to be securitized in a NIM transaction during our second quarter. There were no such trading securities recorded as of April 30, 2006. Cash received on trading residual interests is included in operating activities in the condensed consolidated statements of cash flows.

Activity related to available-for-sale residual interests in securitizations consists of the following:

(in 000s)
Three months ended July 31,	2006	2005

Balance, beginning of period	$159,058	$205,936
Additions from net interest margin (NIM) transactions	—	2,109
Cash received	(4,567)	(24,031)
Accretion	12,600	30,777
Impairment of fair value	(17,266)	(11,875)
Other	—	(330)
Changes in unrealized holding gains, net	(4,046)	(9,379)

Balance, end of period	$145,779	$193,207

Cash flows from available-for-sale residual interests of $4.6 million and $24.0 million were received from the securitization trusts for the three months ended July 31, 2006 and 2005, respectively. Cash received on available-for-sale residual interests is included in investing activities in the condensed consolidated statements of cash flows.

Aggregate net unrealized gains on available-for-sale residual interests not yet accreted into income totaled $40.1 million at July 31, 2006 and $44.1 million at April 30, 2006. These unrealized gains are recorded net of deferred taxes in other comprehensive income, and may be recognized in income in future periods either through accretion or upon further securitization or sale of the related residual interest.

Activity related to mortgage servicing rights (MSRs) consists of the following:

(in 000s)
Three months ended July 31,	2006	2005

Balance, beginning of period	$272,472	$166,614
Additions	50,122	49,306
Amortization and impairment of fair value	(47,328)	(27,212)

Balance, end of period	$275,266	$188,708

Estimated amortization of MSRs for fiscal years 2007 through 2011 is $120.9 million, $92.1 million, $40.4 million, $15.9 million and $6.0 million, respectively.

The key weighted average assumptions we used to estimate the cash flows and values of the residual interests initially recorded during the three months ended July 31, 2006 and 2005 are as follows:

Three months ended July 31,	2006	2005

Estimated credit losses	3.51%	2.70%
Discount rate	18.00%	21.57%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at closing date
The key weighted average assumptions we used to estimate the cash flows and values of the residual interests and MSRs at July 31, 2006 and April 30, 2006 are as follows:

	July 31, 2006	April 30, 2006

Estimated credit losses	3.10%	3.07%
Discount rate – residual interests	20.24%	21.98%
Discount rate – MSRs	18.00%	18.00%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at valuation date
We originate both adjustable and fixed rate mortgage loans. A key assumption used to estimate the cash flows and values of the residual interests and MSRs is average annualized prepayment speeds. Prepayment speeds include voluntary prepayments, involuntary prepayments and scheduled principal payments. Prepayment rate assumptions are as follows:

		Months Outstanding After
	Prior to Initial	Initial Rate Reset Date
	Rate Reset Date	Zero - 3	Remaining Life

Adjustable rate mortgage loans:
With prepayment penalties	31%	72%	39%
Without prepayment penalties	35%	52%	34%
Fixed rate mortgage loans:
With prepayment penalties	30%	48%	38%
For fixed rate mortgages without prepayment penalties, we use an average prepayment rate of 32% over the life of the loans. Prepayment rate is projected based on actual paydown including voluntary, involuntary and scheduled principal payments.

Expected static pool credit losses are as follows:

	Mortgage Loans Securitized in Fiscal Year
	Prior to 2002	2002	2003	2004	2005	2006	2007

As of:
July 31, 2006	4.75%	2.69%	2.12%	2.20%	2.29%	3.19%	3.51%
April 30, 2006	4.75%	2.69%	2.13%	2.18%	2.48%	3.05%	—
April 30, 2005	4.52%	2.53%	2.08%	2.30%	2.83%	—	—
April 30, 2004	4.46%	3.58%	4.35%	3.92%	—	—	—
Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.

At July 31, 2006, the sensitivities of the current fair value of the residual interests and MSRs to 10% and 20% adverse changes in the above key assumptions are as presented in the following table. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in this table, the effect of a variation of a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

(dollars in 000s)
	Residential Mortgage Loans
	NIM	Beneficial Interest	Trading
	Residuals	in Trusts	Residuals	MSRs

Carrying amount/fair value	$145,779	$125,628	$59,326	$275,266
Weighted average remaining life (in years)	2.1	1.9	1.2	1.3

Prepayments (including defaults):
Adverse 10% – $ impact on fair value	$5,159	$(2,019)	$(1,720)	$(41,994)
Adverse 20% – $ impact on fair value	13,390	(1,692)	(897)	(70,642)

Credit losses:
Adverse 10% – $ impact on fair value	$(43,684)	$(4,216)	$(2,601)	Not applicable
Adverse 20% – $ impact on fair value	(73,023)	(8,095)	(5,197)	Not applicable

Discount rate:
Adverse 10% – $ impact on fair value	$(5,305)	$(2,021)	$(1,090)	$(4,473)
Adverse 20% – $ impact on fair value	(10,255)	(3,987)	(2,139)	(8,813)

Variable interest rates (LIBOR forward curve):
Adverse 10% – $ impact on fair value	$(3,988)	$(29,141)	$756	Not applicable
Adverse 20% – $ impact on fair value	(10,171)	(55,963)	1,357	Not applicable
Increases in prepayment rates related to available-for-sale NIM residuals can generate a positive impact to fair value when reductions in estimated credit losses and increases in prepayment penalties exceed the adverse impact to accretion from accelerating the life of the available-for-sale residual interest.
Mortgage loans that have been securitized at July 31, 2006 and April 30, 2006, past due sixty days or more and the related credit losses incurred are presented below:

(in 000s)
	Total Principal		Principal Amount of
	Amount of Loans		Loans 60 Days or		Credit Losses
	Outstanding		More Past Due		(net of recoveries)
	July 31,	April 30,	July 31,	April 30,	Three months ended
	2006	2006	2006	2006	July 31, 2006	April 30, 2006

Securitized mortgage loans	$10,486,419	$10,046,032	$1,067,076	$1,012,414	$29,636	$35,307
Mortgage loans in warehouse Trusts	4,268,181	7,845,834	—	—	—	—
Mortgage loans held for sale	265,133	255,224	124,635	98,906	22,208	33,504

Total loans	$15,019,733	$18,147,090	$1,191,711	$1,111,320	$51,844	$68,811

4.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended July 31, 2006 consist of the following:

(in 000s)
	April 30, 2006	Additions	Other	July 31, 2006

Tax Services	$376,515	$1,683	$(9)	$378,189
Mortgage Services	136,586	—	—	136,586
Business Services	397,516	2,147	—	399,663
Consumer Financial Services	189,835	—	—	189,835

Total goodwill	$1,100,452	$3,830	$(9)	$1,104,273

We test goodwill for impairment annually at the beginning of our fourth quarter, or more frequently if events occur indicating it is more likely than not the fair value of a reporting unit’s net assets has been reduced below its carrying value. No such events were identified within any of our segments during the three months ended July 31, 2006.

Intangible assets consist of the following:

(in 000s)
	July 31, 2006			April 30, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$27,750	$(11,726)	$16,024	$27,257	$(10,842)	$16,415
Noncompete agreements	18,904	(17,778)	1,126	18,879	(17,686)	1,193
Business Services:
Customer relationships	153,767	(84,657)	69,110	153,844	(81,178)	72,666
Noncompete agreements	32,521	(15,169)	17,352	32,534	(14,300)	18,234
Trade name – amortizing	4,050	(2,163)	1,887	4,050	(1,823)	2,227
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769
Consumer Financial Services:
Customer relationships	293,000	(244,167)	48,833	293,000	(235,010)	57,990

Total intangible assets	$585,629	$(380,528)	$205,101	$585,201	$(365,707)	$219,494

Amortization of intangible assets for the three months ended July 31, 2006 and 2005 was $15.0 million and $15.2 million, respectively. Estimated amortization of intangible assets for fiscal years 2007 through 2011 is $56.7 million, $38.9 million, $15.7 million, $13.3 million and $11.8 million, respectively.

In October 2005, we acquired all outstanding common stock of American Express Tax and Business Services, Inc. for an aggregate purchase price of $190.7 million. The preliminary purchase price allocations are subject to change and will be adjusted based upon resolution of several matters including, but not limited to, determination of the post-closing adjustment and final purchase price, determination of final liabilities relating to planned exit activities and determination of the tax basis of acquired assets and liabilities, and deferred tax balances of the acquired business.

5.	Derivative Instruments

A summary of our derivative instruments as of July 31, 2006 and April 30, 2006, and gains or losses incurred during the three months ended July 31, 2006 and 2005 is as follows:

(in 000s)
			Gain (Loss) for the Three
	Asset (Liability) Balance at		Months Ended July 31,
	July 31, 2006	April 30, 2006	2006	2005

Rate-lock equivalents	$7,428	$(317)	$7,745	$(1,093)
Interest rate swaps	6,240	8,831	13,179	25,543
Put options on Eurodollar futures	2,108	3,282	(38)	—
Prime short sales	(1,176)	777	(561)	996
Forward loan sale commitments	(5,121)	1,961	(7,082)	—
Interest rate caps	—	—	—	640

	$9,479	$14,534	$13,243	$26,086

The notional amount of interest rate swaps to which we were a party at July 31, 2006 was $3.9 billion, with a weighted average duration of 1.9 years. The notional value and the contract value of our forward loan sale commitments at July 31, 2006 was $3.2 billion and $3.3 billion, respectively.

None of our derivative instruments qualify for hedge accounting treatment as of July 31, 2006 or April 30, 2006.
6.	Stock-Based Compensation

Beginning May 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) under the modified prospective approach. Under SFAS 123R, we continue to measure and recognize the fair value of stock-based compensation consistent with our past practice under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which we adopted on May 1, 2003 under the prospective transition method. The adoption of SFAS 123R did not have a material impact on our consolidated financial statements.

     The following is a comparison of reported and pro forma results had compensation cost for all stock-based compensation grants been determined in accordance with SFAS 123 for the three months ended July 31, 2005.

(in 000s, except per share amounts)

Net loss as reported	$(27,994)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	5,765
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(8,309)

Pro forma net loss	$(30,538)

Basic and diluted loss per share:
As reported	$(0.08)
Pro forma	(0.09)
     Stock-based compensation expense of $10.5 million and the related tax benefits of $3.7 million are included in our results for the three months ended July 31, 2006.
     SFAS 123R requires the reclassification, in the statement of cash flows, of the excess tax benefits from stock-based compensation from operating cash flows to financing. As a result, we classified $1.1 million as a cash inflow from financing activities rather than as an operating activity for the three months ended July 31, 2006.
     We have four stock-based compensation plans which have been approved by our shareholders. As of July 31, 2006, we had approximately 21.7 million shares reserved for future awards under these plans. We issue shares from our treasury stock to satisfy the exercise or release of stock-based awards.
     Our 2003 Long-Term Executive Compensation Plan provides for awards of options (both incentive and nonqualified), nonvested shares, performance nonvested share units and other stock-based awards to employees. These awards are granted to employees and entitle the holder to shares or the right to purchase shares of common stock as the award vests, typically over a three-year period with one-third vesting each year. Nonvested shares receive dividends during the vesting period and performance nonvested share units receive cumulative dividends at the end of the vesting period. We measure the fair value of options on the grant date or modification date using the Black-Scholes option valuation model. We measure the fair value of nonvested shares and performance nonvested share units based the average of the high and low quoted price of our common stock on the grant date. Generally, we expense the grant-date fair value, net of estimated forfeitures, over the vesting period on a straight-line basis. Upon adoption of SFAS 123R, awards granted to employees who are of retirement age, or reach retirement age at least one year after the grant date but prior to the end of the service period of the award, are expensed over the shorter of the two periods. Options are granted at a price equal to the fair market value of our common stock on the grant date and have a contractual term of ten years.
     Our 1999 Stock Option Plan for Seasonal Employees provides for awards of nonqualified options to employees. These awards are granted to seasonal employees in our Tax Services segment and entitle the holder to the right to purchase shares of common stock as the award vests, typically over a two-year period. We measure the fair value of options on the grant date using the Black-Scholes option valuation model. We expense the grant-date fair value, net of estimated forfeitures, over the service period. Options are granted at a price equal to the fair market value of our common stock on the grant date, are exercisable during September through November in each of the two years following the calendar year of the grant and have a contractual term of 29 months.
     Our 1989 Stock Option Plan for Outside Directors provides for awards of nonqualified options to outside directors. These awards are granted to outside directors and entitle the holder to the right to purchase shares of common stock. We measure the fair value of options on the grant date using the Black-Scholes option valuation model. These awards vest immediately upon issuance and are therefore fully expensed on the grant date. Options are granted at a price equal to the fair market value of our common stock on the grant date and have a contractual term of ten years.

     Our 2000 Employee Stock Purchase Plan (ESPP) provides employees the option to purchase shares of our Common Stock through payroll deductions. The purchase price of the stock is 90% of the lower of either the fair market value of our Common Stock on the first trading day within the Option Period or on the last trading day of the Option Period. The Option Periods are six-month periods beginning on January 1 and July 1 each year. We measure the fair value of options on the grant date utilizing the Black-Scholes option valuation model in accordance with FASB Technical Bulletin 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.” We expense the grant-date fair value over the six-month vesting period.
     A summary of options for the three months ended July 31, 2006 is as follows:

(in 000s, except per share amounts)
			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding, beginning of period	26,048	$21.40
Granted	4,943	23.86
Exercised	(460)	14.84
Forfeited or expired	(191)	22.98

Outstanding, end of period	30,340	21.89	5 years	$80,521

Exercisable, end of period	18,301	$19.35	4 years	$75,626
Exercisable and expected to vest	28,547	21.70	5 years	$80,265
     The total intrinsic value of options exercised during the three months ended July 31, 2006 and 2005 were $0.5 million and $7.8 million, respectively. We utilize the Black-Scholes option pricing model to value our options on the grant date. We estimated the expected volatility using our historical stock price data. We also used historical exercise and forfeiture behaviors to estimate the options expected term and our forfeiture rate. The following assumptions were used to value options during the periods:

Three months ended July 31,	2006	2005

Options – management and director:
Expected volatility	23.67% - 29.06%	27.05% - 27.30%
Expected term	4 - 7 years	5 years
Dividend yield	2.15% - 2.35%	1.71%
Risk-free interest rate	4.77% - 5.10%	3.65% - 3.75%
Weighted-average fair value	$5.17	$7.42

Options – seasonal:
Expected volatility	20.05%	23.28%
Expected term	2 years	2 years
Dividend yield	2.26%	1.71%
Risk-free interest rate	5.11%	3.61%
Weighted-average fair value	$3.17	$4.16

ESPP options:
Expected volatility	26.30%	24.52%
Expected term	0.5 years	0.5 years
Dividend yield	2.26%	1.71%
Risk-free interest rate	5.24%	3.37%
Weighted-average fair value	$1.91	$2.12
     A summary of nonvested shares and performance nonvested share units for the three months ended July 31, 2006 is as follows:

(shares in 000s)
		Weighted Average
	Shares	Grant Date Fair Value

Outstanding, beginning of period	2,455	$25.27
Granted	944	23.93
Released	(738)	25.01
Forfeited	(77)	24.63

Outstanding, end of period	2,584	24.95

     The total fair value of shares vesting during the three months ended July 31, 2006 and 2005 was $17.6 million and $16.3 million, respectively. Upon the grant of nonvested shares and performance nonvested share units, unearned compensation cost is recorded as an offset to additional paid in capital and is amortized as compensation expense over the vesting period. As of July 31, 2006, we had $57.1 million of total unrecognized compensation cost related to these shares. This cost is expected to be recognized over a weighted-average period of two years.
7.	Supplemental Cash Flow Information

The following transactions were treated as non-cash investing activities in the condensed consolidated statement of cash flows:

(in 000s)
Three months ended July 31,	2006	2005

Residual interest mark-to-market	$531	$12,942
Additions to residual interests	—	2,109
8.	Regulatory Requirements

Registered Broker-Dealer

HRBFA is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers. At July 31, 2006, HRBFA’s net capital of $124.2 million, which was 26.4% of aggregate debit items, exceeded its minimum required net capital of $9.4 million by $114.8 million.
     Pledged securities at July 31, 2006 totaled $42.5 million, an excess of $5.9 million over the margin requirement. Pledged securities at April 30, 2006 totaled $53.0 million, an excess of $9.9 million over the margin requirement.
Banking
HRB Bank is subject to various regulatory capital guidelines and requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HRB Bank’s operations. Under these capital adequacy guidelines and the regulatory framework for prompt corrective action, HRB Bank must meet specific capital guidelines that involve quantitative measures of HRB Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. HRB Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of capital to assets. As shown in the table below, at June 30, 2006, the most recent date of reporting to Federal banking agencies, HRB Bank is categorized as “well capitalized” for regulatory purposes, which is the highest classification. There are no conditions or events since June 30, 2006 that management believes have changed the Bank’s category. At July 31, 2006, management believes that HRB Bank meets all capital adequacy requirements to which it is subject. However, events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which HRB Bank’s loans or securities are concentrated, could adversely affect future earnings and consequently, HRB Bank’s ability to meet its future capital requirements.

     HRB Bank’s capital amounts and ratios as of June 30, 2006 are presented in the table below:

(dollars in 000s)
			Minimum Required to
			Qualify as Well
	Actual		Capitalized
	Amount	Ratio	Amount	Ratio

Tier 1 capital to adjusted total assets (leverage)	$160,270	33.70%	$23,776	5.0%
Total risk-based capital to total risk-weighted assets	$161,393	67.20%	$24,017	10.0%
     Additionally, H&R Block, Inc. is now subject to a three percent minimum ratio of adjusted tangible capital to adjusted total assets, as defined by the OTS.

9.	Commitments and Contingencies

Changes in the deferred revenue liability related to our Peace of Mind (POM) program are as follows:

(in 000s)
Three months ended July 31,	2006	2005

Balance, beginning of period	$141,684	$130,762
Amounts deferred for new guarantees issued	511	408
Revenue recognized on previous deferrals	(28,738)	(23,900)

Balance, end of period	$113,457	$107,270

     The following table summarizes certain of our other contractual obligations and commitments:

(in 000s)
As of	July 31, 2006	April 30, 2006

Commitment to fund mortgage loans	$3,664,877	$4,032,045
Commitment to sell mortgage loans	3,185,000	3,052,688
Commitment to fund Franchise Equity Lines of Credit	75,965	75,909
Contingent business acquisition obligations	22,845	24,482
     In the normal course of business, we maintain recourse with standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties, such as early payment defaults by borrowers, may require us to repurchase loans previously sold. In accordance with these loan sale agreements, we repurchased loans previously sold into the secondary market with an outstanding principal balance of $92.3 million and $60.0 million during the three months ended July 31, 2006 and 2005, respectively. Repurchased loans are normally sold in subsequent sale transactions. We established a liability related to the potential loss we expect to incur on repurchase of loans previously sold and premium recapture, totaling $104.0 million and $33.4 million at July 31, 2006 and April 30, 2006, respectively. This liability relates to loans not yet repurchased. On an ongoing basis, we monitor the adequacy of this liability, which is established upon the initial sale of the loans, and is included in accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheets. During the three months ended July 31, 2006 we experienced higher early payment defaults, resulting in an increase in actual and expected loan repurchase activity. As a result, we increased our reserves accordingly. In establishing our reserves, we’ve assumed all loans that are currently delinquent and subject to contractual repurchase terms will be repurchased, and that 5% of loans previously sold but not yet subject to contractual repurchase terms will be repurchased. Based on historical experience, we assumed 30% of all loans we repurchase will cure with no loss incurred, and of those that do not cure, we assumed an average 15% loss severity.
     HRB Bank is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which extends credit availability to member banks based on eligible collateral and asset size. At July 31, 2006, HRB Bank had FHLB advance capacity of $198.0 million, but no amounts had been drawn on this facility.
     We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees, including obligations to protect counterparties from losses arising from the following: (a) tax, legal and other risks related to the purchase or disposition of businesses; (b) penalties and interest assessed by Federal and state taxing authorities in connection with tax returns prepared for clients; (c) indemnification of our directors and officers; and (d) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance that such claims will not be successfully asserted, we believe the fair value of these guarantees and indemnifications is not material as of July 31, 2006.

Restructuring Charge

During fiscal year 2006, we initiated a restructuring plan to reduce costs within our mortgage operations. Changes in the restructuring charge liability during the three months ended July 31, 2006 are as follows:

(in 000s)
	Accrual Balance	Cash	Accrual Balance
	as of April 30, 2006	Payments	as of July 31, 2006

Employee severance costs	$1,737	$(1,737)	$—
Contract termination costs	5,821	(2,889)	2,932

	$7,558	$(4,626)	$2,932

     The remaining liability related to this restructuring charge is included in accounts payable, accrued expenses and other current liabilities on our condensed consolidated balance sheet and relates to lease obligations for vacant space resulting from branch office closings.
10.	Litigation and Related Contingencies

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
     The amounts claimed in the RAL Cases have been very substantial in some instances. We have successfully defended against numerous RAL cases, some of which were dismissed on our motions for dismissal or summary judgment, and others were dismissed voluntarily by the plaintiffs after denial of class certification. Other cases have been settled, with the combined pretax expense for such settlements in fiscal year 2006 totaling $70.2 million. During the three months ended July 31, 2006, the 2006 settlements were paid in full.
     One RAL class action case and a state attorney general lawsuit are still pending, with the amounts claimed on a collective basis being very substantial. The ultimate cost of this litigation could be substantial. We believe we have meritorious defenses to the remaining RAL Cases and we intend to defend them vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate or the associated impact on our financial statements.
     We are also a party to claims and lawsuits pertaining to our electronic tax return filing services, our POM guarantee program, our Express IRA product, business valuation services and tax planning services. These claims and lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. We intend to continue defending these cases vigorously, although there are no assurances as to their outcome.
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
11.	Segment Information

Information concerning our operations by reportable operating segment is as follows:

(in 000s)
				Consumer
	Tax	Mortgage	Business	Financial
	Services	Services	Services	Services	Corporate	Eliminations	Consolidated

Three months ended July 31, 2006:
Revenues:
External	$66,018	$166,961	$205,017	$100,288	$2,495	$—	$540,779
Loan sales to HRB Bank	—	10,378	—	—	—	(10,378)	—
HRBMC loan sales to Option One	—	(8,472)	—	8,472	—	—	—
Other intersegment	17	809	114	(462)	3,063	(3,541)	—

	$66,035	$169,676	$205,131	$108,298	$5,558	$(13,919)	$540,779

Pretax loss	$(153,148)	$(4,924)	$(14,565)	$(7,780)	$(28,512)	$(9,730)	$(218,659)

Three months ended July 31, 2005:
Revenues:
External	$57,165	$308,276	$126,739	$120,145	$2,668	$—	$614,993
HRBMC loan sales to Option One	—	(4,235)	—	4,235	—	—	—
Other intersegment	26	1,006	107	—	2,336	(3,475)	—

	$57,191	$305,047	$126,846	$124,380	$5,004	$(3,475)	$614,993

Pretax income (loss)	$(144,506)	$130,664	$(6,765)	$(3,748)	$(21,762)	$248	$(45,869)

     HRB Bank commenced operations on May 1, 2006, at which time we realigned certain segments of our business to reflect a new management reporting structure. The previously reported Investment Services segment, HRBMC (which was previously included in the Mortgage Services segment), and HRB Bank are now reported in the Consumer Financial Services segment. Presentation of prior-year results reflects the new segment alignment.
     The Consumer Financial Services segment is primarily engaged in offering advice-based brokerage services and investment planning through HRBFA, mortgage loans through HRBMC and full-service banking through HRB Bank. HRB Bank offers traditional banking services, including checking and savings accounts, home equity lines of credit, individual retirement accounts, certificates of deposit and prepaid debit card deposit accounts. HRB Bank also purchases loans from Option One Mortgage Corporation (OOMC) to hold for investment purposes. HRBMC originates non-prime loans for sale to OOMC and prime loans for sale to other third-party buyers.
     All intersegment transactions are eliminated in consolidation. The largest intersegment revenue transactions include gains recognized on loans sold to HRB Bank by OOMC and mortgage fees earned by HRBMC on loans sold to OOMC.
12.	New Accounting Pronouncements

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), was issued. The interpretation requires that a tax position meet a “more-likely-than-not” recognition threshold for the benefit of the uncertain tax position to be recognized in the financial statements and provides guidance on the measurement of the benefit. The interpretation also requires interim period estimated tax benefits of uncertain tax positions to be accounted for in the period of change rather than as a component of the annual effective tax rate. The provisions of this standard are effective as of the beginning of our fiscal year 2008. We are currently evaluating what effect the adoption of FIN 48 will have on our consolidated financial statements.
     In June 2006, Emerging Issues Task Force Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-3) was issued. EITF 06-3 requires disclosure of the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis as an accounting policy decision. The provisions of this standard are effective for interim and annual reporting periods beginning after December 15, 2006. We do not expect the adoption of EITF 06-3 to have a material impact on our consolidated financial statements.
     In March 2006, Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140,” (SFAS 156), was issued. The provisions of this standard require mortgage servicing rights to be initially valued at fair value. SFAS 156 allows servicers to choose to subsequently measure their servicing rights at fair value or to continue using the “amortization method” under SFAS 140. The provisions of this standard are effective as of the beginning of our fiscal year 2008. We are currently evaluating what effect the adoption of SFAS 156 will have on our consolidated financial statements.
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
Exposure Draft – Amendment of SFAS 140
In August 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft which amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This exposure draft seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets that are held by a transferor. Our current off-balance sheet warehouse facilities (the Trusts) in our Mortgage Services segment would be required to be consolidated in our financial statements based on the provisions of the exposure draft. We will continue to monitor the status of the exposure draft and consider what changes, if any, could be made to the structure of the Trusts to continue to derecognize mortgage loans transferred to the Trusts. At July 31, 2006, the Trusts held loans and debt totaling $4.2 billion, which we would be required to consolidate into our financial statements under the provisions of this exposure draft. The final standard for this exposure draft is scheduled to be issued in the second quarter of calendar year 2007.
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

Condensed Consolidating Income Statements					(in 000s)
Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$323,661	$218,565	$(1,447)	$540,779

Cost of services	—	125,798	320,259	32	446,089
Cost of other revenues	—	88,691	3,323	—	92,014
Selling, general and administrative	—	101,591	115,886	(1,479)	215,998

Total expenses	—	316,080	439,468	(1,447)	754,101

Operating income (loss)	—	7,581	(220,903)	—	(213,322)
Interest expense	—	(11,808)	(327)	—	(12,135)
Other income, net	(218,659)	2,772	4,026	218,659	6,798

Loss before tax benefit	(218,659)	(1,455)	(217,204)	218,659	(218,659)
Income tax benefit	(87,282)	(567)	(86,715)	87,282	(87,282)

Net loss	$(131,377)	$(888)	$(130,489)	$131,377	$(131,377)

Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2005	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$460,640	$157,665	$(3,312)	$614,993

Cost of services	—	109,353	238,246	89	347,688
Cost of other revenues	—	120,900	2,457	—	123,357
Selling, general and administrative	—	91,188	96,995	(3,401)	184,782

Total expenses	—	321,441	337,698	(3,312)	655,827

Operating income (loss)	—	139,199	(180,033)	—	(40,834)
Interest expense	—	(11,810)	(625)	—	(12,435)
Other income, net	(45,869)	—	7,400	45,869	7,400

Income (loss) before tax (benefit)	(45,869)	127,389	(173,258)	45,869	(45,869)
Income taxes (benefit)	(17,875)	49,682	(67,557)	17,875	(17,875)

Net income (loss)	$(27,994)	$77,707	$(105,701)	$27,994	$(27,994)

Condensed Consolidating Balance Sheets					(in 000s)
	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$214,375	$175,693	$—	$390,068
Cash & cash equivalents – restricted	—	332,757	12,972	—	345,729
Receivables from customers, brokers and dealers, net	—	437,697	—	—	437,697
Receivables, net	69	103,955	266,283	—	370,307
Mortgage loans held for investment	—	541,361	—	—	541,361
Intangible assets and goodwill, net	—	377,991	931,383	—	1,309,374
Investments in subsidiaries	5,027,345	215	—	(5,027,345)	215
Other assets	—	1,545,035	696,754	(272)	2,241,517

Total assets	$5,027,414	$3,553,386	$2,083,085	$(5,027,617)	$5,636,268

Commercial paper	$—	$189,356	$—	$—	$189,356
Accts. payable to customers, brokers and dealers	—	716,305	—	—	716,305
Long-term debt	—	398,060	13,674	—	411,734
Other liabilities	2	1,467,295	1,040,007	—	2,507,304
Net intercompany advances	3,215,843	(1,005,129)	(2,210,714)	—	—
Stockholders’ equity	1,811,569	1,787,499	3,240,118	(5,027,617)	1,811,569

Total liabilities and stockholders’ equity	$5,027,414	$3,553,386	$2,083,085	$(5,027,617)	$5,636,268

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$151,561	$542,797	$—	$694,358
Cash & cash equivalents – restricted	—	377,445	16,624	—	394,069
Receivables from customers, brokers and dealers, net	—	496,577	—	—	496,577
Receivables, net	161	128,123	339,393	—	467,677
Intangible assets and goodwill, net	—	387,194	932,752	—	1,319,946
Investments in subsidiaries	5,237,611	215	456	(5,237,611)	671
Other assets	—	2,116,900	499,477	(540)	2,615,837

Total assets	$5,237,772	$3,658,015	$2,331,499	$(5,238,151)	$5,989,135

Accts. payable to customers, brokers and dealers	$—	$781,303	$—	$—	$781,303
Long-term debt	—	398,001	19,538	—	417,539
Other liabilities	2	1,042,611	1,599,881	—	2,642,494
Net intercompany advances	3,089,971	(355,358)	(2,734,567)	(46)	—
Stockholders’ equity	2,147,799	1,791,458	3,446,647	(5,238,105)	2,147,799

Total liabilities and stockholders’ equity	$5,237,772	$3,658,015	$2,331,499	$(5,238,151)	$5,989,135

Condensed Consolidating Statements of Cash Flows					(in 000s)
Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$16,281	$263,292	$(737,988)	$—	$(458,415)

Cash flows from investing:
Cash received on residuals	—	4,567	—	—	4,567
Mortgage loans originated for investment, net	—	(135,161)	—	—	(135,161)
Purchase property & equipment	—	(3,691)	(39,177)	—	(42,868)
Payments for business acquisitions	—	—	(4,627)	—	(4,627)
Net intercompany advances	196,279	—	—	(196,279)	—
Other, net	—	—	7,068	—	7,068

Net cash provided by (used in) investing activities	196,279	(134,285)	(36,736)	(196,279)	(171,021)

Cash flows from financing:
Repayments of commercial paper	—	(1,034,210)	—	—	(1,034,210)
Proceeds from commercial paper	—	1,223,566	—	—	1,223,566
Customer deposits	—	404,030	—	—	404,030
Dividends paid	(40,485)	—	—	—	(40,485)
Acquisition of treasury shares	(186,339)	—	—	—	(186,339)
Proceeds from stock options	6,791	—	—	—	6,791
Excess tax benefits on stock-based compensation	1,114	—	—	—	1,114
Net intercompany advances	—	(649,771)	453,492	196,279	—
Other, net	6,359	(9,808)	(45,872)	—	(49,321)

Net cash provided by (used in) financing activities	(212,560)	(66,193)	407,620	196,279	325,146

Net increase (decrease) in cash	—	62,814	(367,104)	—	(304,290)
Cash – beginning of period	—	151,561	542,797	—	694,358

Cash – end of period	$—	$214,375	$175,693	$—	$390,068

Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2005	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$15,721	$(51,974)	$(274,262)	$—	$(310,515)

Cash flows from investing:
Cash received on residuals	—	24,031	—	—	24,031
Purchase property & equipment	—	(9,255)	(21,075)	—	(30,330)
Payments for business acquisitions	—	(2,994)	(458)	—	(3,452)
Net intercompany advances	120,140	—	—	(120,140)	—
Other, net	—	330	7,605	—	7,935

Net cash provided by (used in) investing activities	120,140	12,112	(13,928)	(120,140)	(1,816)

Cash flows from financing:
Dividends paid	(36,537)	—	—	—	(36,537)
Acquisition of treasury shares	(131,642)	—	—	—	(131,642)
Proceeds from stock options	27,180	—	—	—	27,180
Net intercompany advances	—	14,587	(134,727)	120,140	—
Other, net	5,138	10,579	(29,799)	—	(14,082)

Net cash provided by (used in) financing activities	(135,861)	25,166	(164,526)	120,140	(155,081)

Net decrease in cash	—	(14,696)	(452,716)	—	(467,412)
Cash – beginning of period	—	162,983	937,230	—	1,100,213

Cash – end of period	$—	$148,287	$484,514	$—	$632,801

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
H&R Block is a diversified company delivering tax services and financial advice, investment, mortgage and banking services, and business and consulting services. For more than 50 years, we have been developing relationships with millions of tax clients and our strategy is to expand on these relationships. Our Tax Services segment provides income tax return preparation services, electronic filing services and other services and products related to income tax return preparation to the general public in the United States, Canada, Australia and the United Kingdom. Our Mortgage Services segment offers a full range of home mortgage services through Option One Mortgage Corporation (OOMC). RSM McGladrey Business Services, Inc. (RSM) is a national accounting, tax and business consulting firm primarily serving midsized businesses. Our Consumer Financial Services segment offers investment services through H&R Block Financial Advisors, Inc. (HRBFA), full-service banking through H&R Block Bank (HRB Bank) and mortgage services through H&R Block Mortgage Corporation (HRBMC).
Our Mission
To help our clients achieve their financial objectives
by serving as their tax and financial partner.
     Key to achieving our mission is the enhancement of client experiences through consistent delivery of valuable services and advice. Operating through multiple lines of business allows us to better meet the changing financial needs of our clients.
     The analysis that follows should be read in conjunction with the tables below and the condensed consolidated income statements found on page 2.

Tax Services - Operating Results		(in 000s)
Three months ended July 31,	2006	2005

Service revenues:
Tax preparation and related fees	$25,662	$23,637
Other services	35,028	28,967

	60,690	52,604
Royalties	2,923	2,396
Other	2,422	2,191

Total revenues	66,035	57,191

Cost of services:
Compensation and benefits	45,840	42,592
Occupancy	67,671	59,313
Depreciation	9,254	10,169
Other	48,237	39,967

	171,002	152,041
Other, selling, general and administrative	48,181	49,656

Total expenses	219,183	201,697

Pretax loss	$(153,148)	$(144,506)

Three months ended July 31, 2006 compared to July 31, 2005
Tax Services’ revenues increased $8.8 million, or 15.5%, for the three months ended July 31, 2006 compared to the prior year.
     Tax preparation and related fees increased $2.0 million, or 8.6%, for the current quarter. This increase is primarily due to improved performance in our Canadian operations coupled with an increase of 8.7% in the average fee per U.S. client served.
     Other service revenues increased $6.1 million, or 20.9%, primarily due to an increase in the recognition of deferred fee revenue from our POM guarantees, which resulted from a more favorable claims pattern.

     Total expenses increased $17.5 million, or 8.7%, for the three months ended July 31, 2006. Cost of services increased $19.0 million, or 12.5%, from the prior year. Our real estate expansion efforts have contributed to a total increase of $5.1 million across all cost of services categories. Compensation and benefits increased $3.2 million, or 7.6%, primarily due to severance costs associated with district realignments. Occupancy expenses increased $8.4 million, or 14.1%, primarily as a result of higher rent expenses due to a 10.0% increase in company-owned offices under lease and a 6.2% increase in the average rent. Other cost of services increased $8.3 million, or 20.7%, due to $3.3 million in additional corporate shared services for information technology projects, coupled with increases in travel expenses and expenses associated with our POM guarantee.
     Selling, general and administrative expenses decreased $1.5 million, or 3.0%, primarily due to a $2.7 million decrease in corporate shared services and a $2.5 million decrease in legal expenses, partially offset by a $2.9 million increase in corporate wages.
     The pretax loss was $153.1 million for the three months ended July 31, 2006 compared to a loss of $144.5 million in the prior year.
RAL Litigation
We are named as a defendant in one pending class-action lawsuit and one pending state attorney general lawsuit alleging that we engaged in wrongdoing with respect to the RAL program. We believe we have strong defenses to these lawsuits and will vigorously defend our position. Nevertheless, the amounts claimed in these lawsuits are, in some instances, very substantial. In fiscal year 2006, we entered into settlement agreements regarding several RAL Cases, with the combined pretax expense for such settlements totaling $70.2 million. There can be no assurances as to the ultimate outcome of the remaining pending RAL Cases, or as to their impact on our financial statements. See additional discussion of RAL Litigation in note 10 to the consolidated financial statements and in Part II, Item 1, “Legal Proceedings.”

MORTGAGE SERVICES
This segment is primarily engaged in the origination and acquisition of non-prime mortgage loans through an independent broker network and its relationship with HRBMC, the sale and securitization of mortgage loans and residual interests, and the servicing of non-prime loans.

Mortgage Services - Operating Statistics		(dollars in 000s)
Three months ended July 31,	2006	2005

Volume of loans originated and purchased:
Third-party brokers	$7,207,631	$9,537,227
Intersegment (HRBMC)	584,426	950,806

	$7,792,057	$10,488,033

Loan characteristics:
Weighted average FICO score	614	623
Weighted average interest rate for borrowers (WAC)	8.68%	7.52%
Weighted average loan-to-value	82.6%	81.1%
Origination margin (% of origination volume): (1)
Loan sale premium	1.58%	2.30%
Residual cash flows from beneficial interest in Trusts	0.57%	0.49%
Gain on derivative instruments	0.16%	0.27%
Loan sale repurchase reserves	(1.19%)	(0.17%)
Retained mortgage servicing rights	0.64%	0.47%

	1.76%	3.36%
Cost of acquisition	(0.52%)	(1.08%)
Direct origination expenses	(0.43%)	(0.44%)

Net gain on sale — gross margin (2)	0.81%	1.84%
Other revenues	(0.05%)	—%
Other cost of origination	(0.98%)	(0.94%)

Net margin	(0.22%)	0.90%

Total cost of origination (1)	1.41%	1.38%
Total cost of origination and acquisition	1.93%	2.46%
Loan delivery:
Loan sales:
Third-party buyers	$7,654,445	$10,443,411
Intersegment (HRB Bank)	553,502	—

	$8,207,947	$10,443,411

Execution price (3)	1.31%	2.54%

(1)	See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.

(2)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

(3)	Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Mortgage Services - Operating Results		(in 000s)
Three months ended July 31,	2006	2005

Components of gains on sales:
Gain on mortgage loans	$50,348	$168,968
Gain on derivatives	12,520	23,947
Impairment of residual interests	(17,266)	(11,875)

	45,602	181,040

Interest income:
Accretion — residual interests	13,509	30,777
Other	1,525	2,768

	15,034	33,545

Loan servicing revenue	109,040	90,269
Other	—	193

Total revenues	169,676	305,047

Cost of services	78,688	64,392
Cost of other revenues:
Compensation and benefits	34,184	50,829
Occupancy	4,506	9,568
Other	20,732	20,123

	59,422	80,520
Selling, general and administrative	36,490	29,471

Total expenses	174,600	174,383

Pretax income (loss)	$(4,924)	$130,664

Three months ended July 31, 2006 compared to July 31, 2005
Mortgage Services’ revenues decreased $135.4 million, or 44.4%, for the three months ended July 31, 2006 compared to the prior year. Revenues decreased primarily as a result of a decline in gains on sales of mortgage loans, partially offset by higher loan servicing revenue.
     The following table summarizes the key drivers of loan origination volumes and related gains on sales of mortgage loans:

(dollars in 000s)
Three months ended July 31,	2006	2005

Application process:
Total number of applications	70,718	106,087
Number of sales associates (1)	2,066	2,341
Closing ratio (2)	53.8%	59.7%
Originations:
Total number of loans originated/acquired	38,033	63,362
WAC	8.68%	7.52%
Average loan size	$205	$166
Total volume of loans originated/acquired	$7,792,057	$10,488,033
Direct origination and acquisition expenses, net	$74,594	$160,020
Revenue (loan value):
Net gain on sale — gross margin (3)	0.81%	1.84%

(1)	Includes all direct sales and back office sales support associates.

(2)	Percentage of loans funded divided by total applications in the period.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.
     Gains on sales of mortgage loans decreased $118.6 million and our net gain on sale - gross margin declined 103 basis points from the prior year. These decreases resulted primarily from higher loss provisions for loan repurchases recorded during the current quarter, lower premiums on loan sales and lower origination volumes, partially offset by improved cost of acquisition.
     During the quarter we experienced higher early payment defaults, resulting in an increase in actual and expected loan repurchase activity. As a result, we recorded total loss provisions of $102.1 million during the three months ended July 31, 2006, which included $9.8 million in premium recapture reserves, compared to $16.9 million in the prior year.

The provision recorded in the current quarter consists of $46.1 million recorded on loans sold during the current quarter and $56.0 million related to loans sold in prior quarters. Loss provisions as a percent of origination volume increased 102 basis points over the prior year. In establishing loss reserves on recent production, we’ve assumed all loans that are currently delinquent and subject to contractual repurchase terms will be repurchased, and that 5% of loans previously sold but not yet subject to contractual repurchase terms will be repurchased. Based on historical experience, we assumed 30% of all loans we repurchase will cure with no loss incurred, and of those that do not cure, we assumed an average 15% loss severity. See additional discussion of our reserves and repurchase obligations in note 9 to our condensed consolidated financial statements.
     Market interest rates, based on the two-year swap, increased from an average of 4.06% last year to 5.51% in the current quarter. However, our WAC increased only 116 basis points, up to 8.68% from 7.52% in the prior year. These changes in interest rates, coupled the higher loss provisions, caused our premium on loan sales to decline 72 basis points, to 1.58% from 2.30% last year.
     The value of MSRs recorded in the first quarter increased to 64 basis points from 47 basis points in the prior year due to changes in our assumptions used to value MSRs and other factors. However this increase was offset by a decline in origination volumes, which resulted in a net increase of $0.8 million in gains on sales of mortgage loans.
     Our cost of acquisition improved 56 basis points to 0.52% primarily as a result of a decrease in the cost to acquire loans from HRBMC and lower third-party broker commissions.
     For the three months ended July 31, 2006, gains on sales of mortgage loans includes $10.4 million in gains on sales of loans to HRB Bank and $8.5 million in acquisition costs paid to HRBMC to purchase its non-prime loans, both of which are eliminated in consolidation.
     To mitigate the risk of short-term changes in market interest rates related to our loan originations, we use interest rate swaps, forward loan sale commitments and rate-lock equivalents. We generally enter into interest rate swap arrangements related to existing loan applications with rate-lock commitments and for rate-lock commitments we expect to make in the next two to three weeks. During the current quarter, we recorded a net $12.5 million in gains, compared to $23.9 million in the prior year, related to our various derivative instruments. See note 5 to the condensed consolidated financial statements.
     During the current quarter, our available-for-sale residual interests performed worse than expected in our internal valuation models, with higher credit losses and interest rates than originally modeled. We recorded impairments of $17.3 million in gains on sales of mortgage assets. We also recorded favorable pretax mark-to-market adjustments, which increased the fair value of our residual interests $3.4 million during the quarter. These adjustments were recorded, net of write-downs of $2.9 million and deferred taxes of $0.2 million, in other comprehensive income and will be accreted into income throughout the remaining life of those residual interests. Future changes in interest rates or other assumptions, based on market conditions or actual loan pool performance, could cause additional adjustments to the fair value of the residual interests and could cause changes to the accretion of these residual interests in future periods.
     Accretion of residual interests of $13.5 million for the three months ended July 31, 2006 represents a decrease of $17.3 million from the prior year. This decrease is primarily due to the sale of previously securitized residual interests during fiscal year 2006 and lower write-ups to residual interest balances.

     The following table summarizes the key metrics related to our loan servicing business:

(dollars in 000s)
Three months ended July 31,	2006	2005

Average servicing portfolio:
With related MSRs	$63,562,956	$49,635,474
Without related MSRs	10,443,256	20,070,745

	$74,006,212	$69,706,219

Ending servicing portfolio:
With related MSRs	$64,187,360	$52,015,774
Without related MSRs	10,333,107	18,526,932

	$74,520,467	$70,542,706

Number of loans serviced	439,707	451,310
Average delinquency rate	7.33%	4.28%
Weighted average FICO score	621	621
Weighted average interest rate (WAC) of portfolio	7.93%	7.43%
Carrying value of MSRs	$275,266	$188,708
     Loan servicing revenues increased $18.8 million, or 20.8%, compared to the prior year. The increase reflects a higher average loan servicing portfolio. The average servicing portfolio for the three months ended July 31, 2006 increased $4.3 billion, or 6.2%, to $74.0 billion. The annualized rate earned on our entire servicing portfolio was 35 basis points for the current quarter, compared to 37 basis points in the prior year.
     Total expenses for the three months ended July 31, 2006 were essentially flat compared to the prior year. Cost of services increased $14.3 million as a result of a higher average servicing portfolio during the current quarter and increased amortization of MSRs.
     Cost of other revenues decreased $21.1 million, primarily due to $16.6 million in lower compensation and benefits as a result of the restructuring in the prior year. Occupancy expenses decreased $5.1 million primarily due to the closing of certain offices during the fourth quarter of fiscal year 2006.
     Selling, general and administrative expenses increased $7.0 million due primarily to a $5.3 million reduction in costs allocated to HRBMC.
     The pretax loss for the three months ended July 31, 2006 was $4.9 million compared to income of $130.7 million in the prior year.

BUSINESS SERVICES
This segment offers middle-market companies accounting, tax and consulting services, wealth management, retirement resources, payroll and benefits services, corporate finance and financial process outsourcing.

Business Services - Operating Statistics
Three months ended July 31,	2006	2005

Accounting, tax and consulting:
Chargeable hours	1,024,649	597,202
Chargeable hours per person	276	270
Net billed rate per hour	$143	$134
Average margin per person	$19,666	$17,321

Business Services - Operating Results		(in 000s)
Three months ended July 31,	2006	2005

Service revenues:
Accounting, tax and consulting	$161,850	$83,828
Capital markets	13,660	15,472
Payroll, benefits and retirement services	7,410	8,277
Other services	12,933	9,882

	195,853	117,459
Other	9,278	9,387

Total revenues	205,131	126,846

Cost of services:
Compensation and benefits	121,619	71,647
Occupancy	19,308	8,163
Other	12,446	10,810

	153,373	90,620
Amortization of intangible assets	4,879	3,803
Selling, general and administrative	61,444	39,188

Total expenses	219,696	133,611

Pretax loss	$(14,565)	$(6,765)

Three months ended July 31, 2006 compared to July 31, 2005
Business Services’ revenues for the three months ended July 31, 2006 increased $78.3 million, or 61.7%, from the prior year. This increase was primarily due to the acquisition of American Express Tax and Business Services, Inc. (AmexTBS) as of October 1, 2005, which increased accounting, tax and consulting revenues $72.4 million.
     Capital markets revenues declined due to a decline in the number of business valuation projects. Other service revenues increased $3.1 million due to growth in our financial process outsourcing and wealth management services.
     Total expenses increased $86.1 million, or 64.4%, for the three months ended July 31, 2006 compared to the prior year. Cost of services increased $62.8 million, due to increases in compensation and benefits and occupancy expenses. Compensation and benefits increased $50.0 million, primarily due to the AmexTBS acquisition. Increases in the number of personnel and the average wage per employee, driven by marketplace competition for professional staff, also contributed to the increase. Occupancy expenses increased $11.1 million primarily due to the AmexTBS acquisition.
     Selling, general and administrative expenses increased $22.3 million primarily due to acquisitions and additional costs associated with our business development initiatives.
     The pretax loss for the three months ended July 31, 2006 of $14.6 million compares to a pretax loss of $6.8 million in the prior year.

CONSUMER FINANCIAL SERVICES
This segment is primarily engaged in offering advice-based brokerage services and investment planning through HRBFA, full-service banking through HRB Bank and prime and non-prime mortgage loans through HRBMC. HRBFA, HRB Bank and HRBMC, our “Block-branded” businesses, are focused on increasing client loyalty and retention by offering expanded financial services to our retail tax clients. HRBFA offers our customers traditional brokerage services, as well as annuities, insurance, fee-based accounts, online account access, equity research and focus lists, model portfolios, asset allocation strategies, and other investment tools and information. HRB Bank offers traditional banking services including checking and savings accounts, home equity lines of credit, individual retirement accounts, certificates of deposit and prepaid debit card deposit accounts. HRB Bank also purchases loans from OOMC to hold for investment purposes and HRBFA utilizes HRB Bank for certain FDIC-insured deposits for its customers. HRBMC originates mortgage loans for sale to OOMC or other third-party buyers.

Consumer Financial Services - Operating Statistics
Three months ended July 31,	2006	2005

Broker-dealer:
Traditional brokerage accounts (1)	409,147	431,046
New traditional brokerage accounts funded by HRB Tax clients	3,188	4,224
Average assets per traditional brokerage account	$75,311	$68,870
Average margin balances (millions)	$451	$573
Average customer payable balances (millions)	$647	$841
Number of advisors	938	985
Banking:
Efficiency ratio (2)	35%	N/A
Annualized net interest margin (3)	3.65%	N/A
Annualized return on average assets (4)	1.15%	N/A
Total assets (thousands)	$566,792	N/A
Loans purchased from OOMC (thousands)	$553,502	N/A
Retail mortgage activities:
Volume of loans originated (thousands):
Total	$844,314	$1,350,402
Loans originated to HRB Tax clients	$140,243	$326,521
Average loan size (thousands)	$175	$149
Loans sold to OOMC (thousands)	$584,426	$950,806

(1)	Includes only accounts with a positive balance.

(2)	Defined as non-interest expense divided by revenue net of interest expense. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.

(3)	Defined as annualized net interest revenue divided by average assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.

(4)	Defined as annualized pretax banking income divided by average assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.

Consumer Financial Services - Operating Results		(in 000s)
Three months ended July 31,	2006	2005

Service revenues:
Financial advisor production revenue	$47,019	$45,106
Other	8,368	8,207

	55,387	53,313

Gain on sale of mortgage loans, net	29,382	56,397
Net interest revenue on:
Margin lending and other	13,742	12,737
Banking activities	3,729	—

	17,471	12,737

Loan loss reserves — mortgage loans held for investment	(1,338)	—
Other	356	577

Total revenues (1)	101,258	123,024

Cost of services:
Compensation and benefits	31,864	30,535
Occupancy	5,061	5,165
Other	5,165	4,935

	42,090	40,635
Cost of other revenues	13,840	35,168
Amortization of intangible assets	9,156	9,156
Selling, general and administrative	43,952	41,813

Total expenses	109,038	126,772

Pretax loss	$(7,780)	$(3,748)

(1)	Total revenues, less interest expense and loan loss reserves on mortgage loans held for investment.
Three months ended July 31, 2006 compared to July 31, 2005
Consumer Financial Services’ revenues, net of interest expense and loan loss reserves, for the three months ended July 31, 2006 decreased $21.8 million, or 17.7%, from the prior year, primarily due to lower gains on sales of mortgage loans.
     Financial advisor production revenue, which consists primarily of fees earned on assets under administration and commissions on customer trades, increased $1.9 million, or 4.2%, over the prior year due primarily to higher annuitized revenues, partially offset by declining transactional revenues. The following table summarizes the key drivers of production revenue:

Three months ended July 31,	2006	2005

Customer trades	224,048	226,378
Average revenue per trade	$112.68	$126.71
Ending balance of assets under administration (billions)	$31.1	$30.0
Annualized productivity per advisor	$195,000	$180,000
     Gain on sale of mortgage loans decreased $27.0 million, or 47.9%, from the prior year primarily due to a 37.5% decline in origination volumes, coupled with lower margins on mortgage loans sold. Origination volumes fell primarily due to a decline in applications as well as a decline in the closing ratio. HRBMC sells its non-prime loans to OOMC and its prime loans to other third-party buyers. For the three months ended July 31, 2006, gains on sales of mortgage loans includes $8.5 million in gains on loans sold to OOMC, which is eliminated in consolidation.
     Net interest revenue on margin lending and other increased $1.0 million, or 7.9%, from the prior year, as a result of higher interest rates earned, partially offset by a decline in average margin balances.

     Net interest revenue on banking activities totaled $3.7 million for the three months ended July 31, 2006. The following table summarizes the key drivers of net interest revenue on banking activities:

(in 000s)
Three months ended July 31,	2006	2005

Average loans	$380,866	N/A
Average investments	$20,879	N/A
Average deposits	$247,445	N/A
     Total segment expenses decreased $17.7 million, or 14.0%, over the prior year. Cost of other revenues decreased $21.3 million, or 60.6%, primarily as a result of the restructuring of our mortgage operations in fiscal year 2006.
     Selling, general and administrative expenses increased $2.1 million, or 5.1%, primarily due to expenses of HRB Bank, which opened May 1, 2006.
     The pretax loss for Consumer Financial Services for the three months ended July 31, 2006 was $7.8 million compared to the prior year loss of $3.7 million.
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
     Cash From Operations. Cash used in operations totaled $458.4 million and $310.5 million for the three months ended July 31, 2006 and 2005, respectively. The increase in cash used in operating activities is primarily due to a $155.1 million increase in income tax payments.
     Issuance of Common Stock. We issue shares of common stock, in accordance with our stock-based compensation plans, out of treasury shares. Proceeds from the issuance of common stock totaled $13.2 million and $32.3 million for the three months ended July 31, 2006 and 2005, respectively.
     Dividends. Dividends paid totaled $40.5 million and $36.5 million for the three months ended July 31, 2006 and 2005, respectively.
     Share Repurchases. On June 7, 2006, our Board approved an additional authorization to repurchase 20.0 million shares. During the three months ended July 31, 2006, we repurchased 8.1 million shares pursuant to this authorization and a prior authorization at an aggregate price of $180.9 million or an average price of $22.22 per share. There are 22.4 million shares remaining under these authorizations at July 31, 2006. We plan to continue to purchase shares on the open market in accordance with this authorization, subject to various factors including the price of the stock, the availability of excess cash, our ability to maintain liquidity and financial flexibility, securities law restrictions, targeted capital levels and other investment opportunities available.
     Debt. We plan to refinance our $500.0 million in Senior Notes, which are due in April 2007.
     Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents — restricted totaled $345.7 million at July 31, 2006 compared to $394.1 million at April 30, 2006. Consumer Financial Services held $315.0 million of this total segregated in a special reserve account for the exclusive benefit of its broker-dealer customers. Restricted cash held by Mortgage Services totaled $17.8 million and is held primarily for outstanding commitments to fund mortgage loans. Restricted cash of $12.7 million at July 31, 2006 held by Business Services is related to funds held to pay payroll taxes on behalf of its customers.

     Segment Cash Flows. A condensed consolidating statement of cash flows by segment for the three months ended July 31, 2006 follows. Generally, interest is not charged on intercompany activities between segments.

(in 000s)
				Consumer
	Tax	Mortgage	Business	Financial		Consolidated
	Services	Services	Services	Services	Corporate	H&R Block

Cash provided by (used in):
Operations	$(299,762)	$188,852	$41,412	$45,464	$(434,381)	$(458,415)
Investing	(7,373)	(1,599)	(7,096)	(138,613)	(16,340)	(171,021)
Financing	(36,534)	—	(5,599)	394,222	(26,943)	325,146
Net intercompany	322,395	(178,397)	(38,562)	(252,750)	147,314	—
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
     Tax Services. Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in the fourth quarter. Tax Services used $299.8 million in its current three-month operations to cover off-season costs and working capital requirements. This segment used $7.4 million in investing activities primarily related to capital expenditures and acquisitions, and used $36.5 million in financing activities related to book overdrafts.
     Mortgage Services. This segment primarily generates cash as a result of the sale and securitization of mortgage loans and residual interests, and as its residual interests begin to cash flow. Mortgage Services provided $188.9 million in cash from operating activities primarily due to higher accounts payable and escrow deposits, and loan sales exceeding loan originations during the three months ended July 31, 2006. Cash flows used in investing activities consist of $7.2 million in capital expenditures, partially offset by $4.6 million in cash receipts on available-for-sale residual interests.
     We believe the sources of liquidity available to the Mortgage Services segment are sufficient for its needs.
     Business Services. Business Services funding requirements are largely related to receivables for completed work and “work in process.” We provide funding sufficient to cover their working capital needs. This segment provided $41.4 million in operating cash flows during the first three months of the year. Business Services used $7.1 million in investing activities primarily related to capital expenditures.
     Consumer Financial Services. In the first three months of fiscal year 2007, Consumer Financial Services provided $45.5 million in cash from its operating activities primarily due to the timing of cash deposits that are restricted for the benefit of its broker-dealer customers. The segment also used $138.6 million in investing activities primarily for the purchase of mortgage loans held for investment and provided $394.2 million in financing activities due primarily to $404.0 million in FDIC-insured deposits held at HRB Bank.
     To finance our prime mortgage loan originations, we utilize an on-balance sheet warehouse facility with capacity up to $25 million. This annual facility bears interest at one-month LIBOR plus 140 to 200 basis points. As of July 31, 2006 and April 30, 2006, the balance outstanding under this facility was $5.9 million and $1.6 million, respectively.
     HRB Bank is a member of the FHLB of Des Moines, which extends credit availability to member banks based on eligible collateral and asset size. At July 31, 2006, HRB Bank had FHLB advance capacity of $198.0 million, but no amounts had been drawn on this facility.
     We believe the funding sources for Consumer Financial Services are stable. Liquidity risk within this segment is primarily limited to maintaining sufficient capital levels to obtain securities lending liquidity to support margin borrowing by customers.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS
There have been no material changes in our off-balance sheet financing arrangements from those reported at April 30, 2006 in our Annual Report on Form 10-K.
COMMERCIAL PAPER ISSUANCE AND SHORT-TERM BORROWINGS
There have been no material changes in our commercial paper program from those reported at April 30, 2006 in our Annual Report on
Form 10-K.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
There have been no material changes in our contractual obligations and commercial commitments from those reported at April 30, 2006 in our Annual Report on Form 10-K.
REGULATORY ENVIRONMENT
In March 2006, the OTS approved the federal savings bank charter of HRB Bank. The bank commenced operations on May 1, 2006, at which time H&R Block, Inc. became a savings and loan holding company. As a savings and loan holding company, H&R Block, Inc. is subject to regulation by the OTS. Federal savings associations are subject to extensive regulation and examination by the OTS, their primary federal regulator, as well as the Federal Deposit Insurance Corporation (FDIC). H&R Block, Inc. is now subject to a three percent minimum ratio of adjusted tangible capital to adjusted total assets, as defined by the OTS, and HRB Bank is subject to various OTS capital requirements. A banking institution’s capital category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, a tangible equity ratio measure, and certain other factors. See note 8 to the condensed consolidated financial statements for additional discussion of regulatory capital requirements and classifications.
     HRB Bank is an indirect wholly-owned subsidiary of H&R Block, Inc. and is insured by the FDIC. If an insured institution fails, claims for administrative expenses of the receiver and for deposits in U.S. branches (including claims of the FDIC as subrogee of the failed institution) have priority over the claims of general unsecured creditors. In addition, the FDIC has authority to require H&R Block, Inc. to reimburse it for losses it incurs in connection with the failure of HRB Bank or with the FDIC’s provision of assistance to a banking subsidiary that is in danger of failure.
     Other than the items discussed above, there have been no material changes in our regulatory environment from those reported at April 30, 2006 in our Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES
The following discussion is an update to previous disclosure regarding certain of our critical accounting policies and should be read in conjunction with the complete critical accounting policies disclosures included in our Annual Report on Form 10-K for the year ended April 30, 2006. For all of our critical accounting policies, we caution that future events rarely develop precisely as forecasted, and estimates routinely require adjustment and may require material adjustment.
Gains on Sales of Mortgage Assets
We sell substantially all of the non-prime mortgage loans we originate to warehouse trusts (the ‘Trusts”) which are qualifying special purpose entities (QSPEs), with servicing rights generally retained. Prime mortgage loans are sold in loan sales, servicing released, to third-party buyers. Gains on sales of mortgage assets are recognized when control of the assets is surrendered (when loans are sold to third-party buyers, including the Trusts) and are based on the difference between net proceeds received (cash proceeds less recourse obligations) and the allocated cost of the assets sold. We determine the allocated cost of assets sold based on the relative fair values of net proceeds (i.e. the loans sold), retained MSRs and the beneficial interest in Trusts, which represents our residual interest in the ultimate expected outcome from the disposition of the loans by the Trusts.
The following is an example of a hypothetical gain on sale calculation:

			(in 000s)

Acquisition cost of underlying mortgage loans		$1,000,000

Fair values:
Net proceeds
Cash received	$999,000
Less recourse obligation	(4,000)	$995,000

Beneficial interest in Trusts		20,000
MSRs		7,000

		$1,022,000

Computation of gain on sale:
Net proceeds		$995,000
Less allocated cost ($995,000 / $1,022,000 x $1,000,000)		973,581

Recorded gain on sale		$21,419

Recorded beneficial interest in Trusts ($20,000 / $1,022,000 x $1,000,000)		$19,570

Recorded value of MSRs ($7,000 / $1,022,000 x $1,000,000)		$6,849

Recorded liability for recourse obligation		$4,000

     Variations in the assumptions we use affect the estimated fair values and the reported gains on sales. Gains on sales of mortgage loans totaled $45.6 million and $181.0 million for three months ended July 31, 2006 and 2005, respectively.

     Our recourse obligation relates to potential losses that could be incurred related to the repurchase of sold loans or indemnification of losses as a result of early payment defaults or breaches of other representations and warranties customary to the mortgage banking industry.
     The substantial majority of loan repurchases or indemnification for losses occurs within nine months from the date the loans are sold. We estimate the fair value of the recourse liability at the time the loan is sold. Provisions for losses are charged to gain on sale of mortgage loans and credited to the recourse liability while actual losses are charged to the liability. We evaluate, and adjust if necessary, the fair value of the recourse obligation quarterly based on current information and trends in underlying loan performance. The amount of losses we expect to incur related to the repurchase of sold loans depends primarily on the frequency of early payment defaults, the rate at which defaulted loans subsequently become current on payments (“cure rate”), the propensity of the buyer of the loans to demand recourse under the loan sale agreement and the severity of loss incurred on loans which have been repurchased. The frequency of early payment defaults, cure rates and loss severity may vary depending on the creditworthiness of the borrower and economic factors such as home price appreciation and interest rates. To the extent actual losses related to repurchase activity are different from our estimates, the fair value of our recourse obligation will increase or decrease.
     During the quarter ended July 31, 2006 we experienced higher early payment defaults, resulting in an increase in actual and expected loan repurchase activity. As a result, we recorded total loss provisions of $102.1 million during the three months ended July 31, 2006, which included $9.8 million in premium recapture reserves, compared to $16.9 million in the prior year. Loss provisions recorded in the current quarter consist of $46.1 million recorded on loans sold during the current quarter and $56.0 million related to loans sold in prior quarters. At July 31, 2006, we assumed that substantially all loans that failed to make timely payments according to contractual early payment default provisions will be repurchased, and that 5% of loans will be repurchased from sales that have not yet reached the contractual date upon which repurchases can be determined. Based on historical experience and review of current early payment default, cure rate and loss severity trends, we assumed 30% of all loans we repurchase will cure with no loss incurred, and of those that do not cure, we assumed an average 15% loss severity.
     Based on our analysis as of July 31, 2006, we estimated our liability for recourse obligations to be $104.0 million. The sensitivity of the recourse liability to 10% and 20% adverse changes in loss assumptions is $10.4 million and $20.8 million, respectively.
Valuation of MSRs
MSRs are recorded when we sell to third-parties with the servicing of those loans retained. At the time of the loan sale, we determine and record on our balance sheet the allocated historical cost of the MSRs attributable to loans sold, as illustrated above. These MSRs are amortized into expense over the estimated life of the underlying loans. MSRs are carried at the lower of cost or market (LOCOM). On a quarterly basis, MSRs are assessed to determine if our carrying value exceeds fair value. Fair value is estimated using a discounted cash flow approach by stratifying the MSRs based on underlying loan characteristics, including the calendar year the loans are sold. To the extent fair value is less than carrying value we record an impairment charge and adjust the carrying value of the MSRs.
     A market price of our MSRs is not readily available because non prime MSRs are not actively traded in the marketplace. Therefore, the fair value of our MSRs is estimated using a discounted cash flow approach, using valuation methods and assumptions we believe incorporate assumptions used by market participants. Certain of these assumptions are subjective and require a high level of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis. In determining the assumptions to be used to value MSRs, we review the historical performance of our MSRs, including backtesting of the performance of certain individual assumptions (comparison of actual results to those expected). In addition, we periodically review third-party valuations of certain of our MSRs and peer group MSR valuation surveys to assess the reasonableness of our valuation assumptions and resulting fair value estimates.
     Critical assumptions used in our discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service and ancillary income. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Certain assumptions, such as ancillary interest income, may change from quarter to quarter as market conditions and projected interest rates change. Other assumptions, such as expected prepayment speeds, discount rates and costs of servicing may change less frequently as they are less sensitive to near-term market conditions.
     Prepayment speeds may be affected by economic factors such as home price appreciation, market interest rates, the availability of other credit products to our borrowers, and customer payment patterns. Prepayment speeds include the impact of all borrower prepayments including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations. As market interest rates decline, prepayment speeds will generally increase as customers refinance existing mortgages under more favorable interest rate terms. As prepayment speeds increase, anticipated cash flows will generally decline resulting in a potential reduction, or impairment, to the fair value of the capitalized MSRs. Alternatively, an increase in market interest rates may cause a decrease in prepayment speeds, and an increase in fair value of MSRs. Many of our loans include prepayment penalties during the first two to three years. Prepayment penalties tend to lower prepayment speeds during the early life of our loans, regardless of market interest rate movements, therefore decreasing the sensitivity of expected prepayment speeds to changes in interest rates. Prepayment speeds are estimated based on historical experience and third-party market sources. Changes are made as necessary to ensure such estimates reflect current market conditions specific to our individual MSR stratas.

     Discount rates are determined by reviewing market rates used by market participants. These rates may vary based on economic factors such as market perception of risk and changes in the risk-free interest rates. Changes are made as necessary to ensure such estimates reflect current market conditions for MSR assets.
     Costs to service includes the cost to process loan payments, make payments to bondholders, collect delinquent accounts and administrative foreclosure activities. Market trends and changes to underlying expenses are evaluated to determine if updates to assumptions are necessary. The economic factors affecting costs to service include unemployment rates, the housing market and the cost of labor. Higher unemployment may lead to higher delinquency and foreclosure rates resulting in higher costs to service loans. The housing market, including home price appreciation rates, impacts sale prices for homes in foreclosure and our borrowers’ ability to refinance or sell their properties in the event that they can no longer afford their homes, thus impacting delinquencies and foreclosures.
     Ancillary fees and income include late charges, non-sufficient funds fees, collection fees and interest earning funds held in deposit. These fees could be impacted by state legislation efforts, customer behavior, fee waiver policies and industry trends.
     During the period from July 31, 2005 to the current quarter ended July 31, 2006, assumptions used in valuing MSRs have been updated. The significant changes and their impact, both in dollars and basis points of loans sold during the quarter of initial implementation, are outlined below beginning with the most recent changes.

(dollars in 000s)
Description	Change	Impact	Quarter Implemented

Ancillary fees	Decreased average number of days of interest collected related to prepayments	($3,677) or (5) basis points	July 31, 2006

Discount rate	15% to 18%	($2,555) or (3) basis points	January 31, 2006

Costs to service	Decreased the number of days of interest paid to investors	$12,893 or 11 basis points	October 31, 2005

     During the quarter ended July 31, 2006, we updated our assumption related to the average number of days of interest collected on funds received as a result of prepayments (Ancillary fees on the table above). We decreased the average number of days of interest collected following a review of the servicing portfolio data. During the quarter ended January 31, 2006, we increased the discount rate assumption (Discount rate on the table above) used to determine the fair value of MSRs from 15% to 18% as a result of an analysis of third party data including rates used by other market participants. During the quarter ended October 31, 2005, we updated our assumption for number of days of interest paid to investors (Costs to service on the table above) on monthly loan prepayments upon the completion of a review of the historical performance of the servicing portfolio. The cumulative net impact of the changes outlined above and other less significant changes made during the period from July 31, 2005 to July 31, 2006 was an increase of approximately 5 basis points for MSRs initially recorded in the current quarter compared to the prior year quarter.
     The changes outlined above are applied not only when we determine the allocated historical cost of MSRs, but are also used in our evaluation of the fair value of the MSR portfolio in conjunction with our impairment review. The changes in assumptions primarily impact the recognition of our initial MSR value through calculation of the gain on sale of mortgage assets. Because MSRs are recorded at LOCOM, we are unable to adjust our MSR portfolio value upward, thus have not recognized the positive impact of the assumption changes on the MSR portfolio as a whole.
     MSRs with a book value of $275.3 million are included in our condensed consolidated balance sheet at July 31, 2006. While changes in any assumption could impact the value of our MSRs, the primary drivers of significant changes to the value of our MSRs are prepayment speeds, discount rates, costs to service and ancillary fees. Below is a table showing the effect of a variation of a particular assumption on the fair value of our MSRs without changing any other assumptions. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

Assumption	Impact on Fair Value

Prepayments (including defaults):
Adverse 10% — % impact on fair value	(15%)
Adverse 20% — % impact on fair value	(26%)
Discount rate:
Adverse 10% — % impact on fair value	(2%)
Adverse 20% — %$impact on fair value	(3%)
Ancillary Fees and Income:
Adverse 10% — %impact on fair value	(1%)
Adverse 20% — % impact on fair value	(5%)
Costs to service:
Adverse 10% — % impact on fair value	(3%)
Adverse 20% — % impact on fair value	(7%)

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
RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION
We report our financial results in accordance with generally accepted accounting principles (GAAP). However, we believe certain non-GAAP performance measures and ratios used in managing the business may provide additional meaningful comparisons between current year results and prior periods. Reconciliations to GAAP financial measures are provided below. These non-GAAP financial measures should be viewed in addition to, not as an alternative for, our reported GAAP results.

Origination Margin		(dollars in 000s)
Three months ended July 31,	2006	2005
Total expenses	$174,600	$174,383
Add: Expenses netted against gain on sale revenues	74,594	160,020
Less:
Cost of services	(78,688)	(64,392)
Cost of acquisition	(40,688)	(113,010)
Allocated support departments	(5,294)	(4,770)
Other	(14,382)	(7,105)

	$110,142	$145,126

Divided by origination volume	$7,792,057	$10,488,033
Total cost of origination	1.41%	1.38%

Banking Ratios	(dollars in 000s)
Three months ended July 31, 2006

Efficiency Ratio:
Total Consumer Financial Services expenses	$116,078
Less: Interest and non-banking expenses	(114,744)

Non-interest banking expenses	$1,334

Total Consumer Financial Services revenues	$108,298
Less: Non-banking revenues and interest expense	(104,457)

Net interest revenue — banking	$3,841

35%
Net Interest Margin (annualized):
Net banking interest revenue	$3,729
Net banking interest revenue (annualized)	$14,916

Divided by average assets	$408,117

3.65%
Return on Average Assets (annualized):
Total Consumer Financial Services pretax loss	$(7,780)
Less: Non-banking pretax loss	8,949

Pretax banking income	$1,169

Pretax banking income (annualized)	$4,676

Divided by average assets	$408,117

1.15%
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks from those reported at April 30, 2006 in our Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information below should be read in conjunction with the information included in note 10 to our condensed consolidated financial statements.
RAL LITIGATION
We reported in our annual report on Form 10-K for the year ended April 30, 2006, certain events and information regarding lawsuits throughout the country regarding our refund anticipation loan programs (collectively, “RAL Cases”). The RAL Cases have involved a variety of legal theories asserted by plaintiffs. These theories include allegations that, among other things, disclosures in the RAL applications were inadequate, misleading and untimely; the RAL interest rates were usurious and unconscionable; we did not disclose that we would receive part of the finance charges paid by the customer for such loans; untrue, misleading or deceptive statements in marketing RALs; breach of state laws on credit service organizations; breach of contract, unjust enrichment, unfair and deceptive acts or practices; violations of the federal Racketeer Influenced and Corrupt Organizations Act; violations of the federal Fair Debt Collection Practices Act and unfair competition with respect to debt collection activities; and that we owe, and breached, a fiduciary duty to our customers in connection with the RAL program.
     The amounts claimed in the RAL Cases have been very substantial in some instances. We have successfully defended against numerous RAL Cases, some of which were dismissed on our motions for dismissal or summary judgment, and others were dismissed voluntarily by the plaintiffs after denial of class certification. Other cases have been settled, with one settlement resulting in a pretax expense of $43.5 million in fiscal year 2003 (the “Texas RAL Settlement”) and other settlements resulting in a combined pretax expense in fiscal year 2006 of $70.2 million (the “2006 Settlements”). During the three months ended July 31, 2006, the 2006 settlements were paid in full.
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
     Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al., (formerly Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., Block Financial Corporation, et al.) Case No. 98 C 2178, United States District Court for the Northern District of Illinois, Eastern Division, instituted on April 18, 1998. This case constitutes one of the 2006 Settlements. On April 19, 2006, we entered into a settlement agreement regarding this case, subject to final court approval. The settlement was approved by the court on August 28, 2006.
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
     We believe the claims in the POM actions are without merit, and we intend to defend them vigorously. The amounts claimed in the POM actions are substantial, however, and there can be no assurances as to the outcome of these pending actions individually or in the aggregate. Likewise, there can be no assurances regarding the impact of these actions on our consolidated financial statements.

EXPRESS IRA LITIGATION
On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) entitled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc. The complaint alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product. The complaint seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. A number of civil actions were subsequently filed against us concerning the matter. We intend to defend these cases vigorously, but there are no assurances as to their outcome.
SECURITIES AND SHAREHOLDER DERIVATIVE LITIGATION
Six shareholder derivative actions purportedly brought on behalf of the Company (which is named as a “nominal defendant”) are pending against certain of the Company’s current and former directors and officers. These cases generally involve allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste and unjust enrichment pertaining to (i) the Company’s restatement of financial results due to errors in determining the Company’s state effective income tax rate and (ii) certain of the Company’s products and other business activities. We intend to defend these cases vigorously, but there are no assurances as to their outcome. These are Hibbard v. H&R Block, Inc., et al., in the United States District Court for the Western District of Missouri, Case No. 06- CV -06059 (instituted on May 16, 2006); Gottlieb v. H&R Block, et al., in the United States District Court for the Western District of Missouri, Case No. 06-CV-00496 (instituted on June 5, 2006); Lebowitz v. H&R Block, et al., in the United States District Court for the Western District of Missouri, Case No. 06-CV-00496 (instituted on June 5, 2006); Staehr v. H&R Block, Inc., et al., in the United States District Court for the Western District of Missouri, Case No. 06- CV-00284 (instituted on April 5, 2006); Momentum Partners v. H&R Block, et al., in the United States District Court for the Western District of Missouri, Case No. 06- CV-00465 (instituted on June 8, 2006); and Iron Workers Local 16 Pension Fund v. H&R Block, et al., in the United States District Court for the Western District of Missouri, Case No. 06- CV-00466 (instituted on June 8, 2006).
     In addition to the shareholder derivative actions, three putative class actions alleging violations of certain securities laws are pending against the Company and certain of its current and former officers and directors. These actions allege, among other things, deceptive, material and misleading financial statements, failure to prepare financial statements in accordance with generally accepted accounting principles and concealment of the potential for lawsuits stemming from the allegedly fraudulent nature of the Company’s operations. The actions seek unspecified damages and equitable relief. We intend to defend these cases vigorously, but there are no assurances as to their outcome. These cases are Nettie v. H&R Block, Inc. and Mark A. Ernst in the United States District Court for the Western District of Missouri, Case No. 06- CV- 0235 (instituted on March 17, 2006); Winters v. H&R Block, Inc., et al., in the United States District Court for the Western District of Missouri, Case No. 06-CV-00243 (instituted on March 20, 2006); and Kadagian v. H&R Block, Inc., et al., in the United States District Court for the Western District of Missouri , Case No. 06-CV-00574 (instituted on March 24, 2006).
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
     We have from time to time been party to claims and lawsuits not discussed herein arising out of our business operations. These claims and lawsuits include actions by state attorneys general, individual plaintiffs, and cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. Some of these claims and lawsuits pertain to RALs, the electronic filing of customers’ income tax returns, the POM guarantee program, business valuation services and our Express IRA program. We believe we have meritorious defenses to each of these claims, and we are defending or intend to defend them vigorously, although there is no assurance as to their outcome.
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
ITEM 1A. RISK FACTORS
Consumer Financial Services. H&R Block, Inc. is a savings and loan holding company, and HRB Bank is a federal savings bank, which is subject to regulation by the OTS and FDIC. Federal and state laws and regulations govern numerous matters including: changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments. If we do not comply with these regulations, it could result in regulatory actions and negative publicity, which could adversely affect our results of operations.
     Other than the item discussed above, there have been no material changes in our risk factors from those reported at April 30, 2006 in our Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
A summary of our purchases of H&R Block common stock during the first quarter of fiscal year 2007 is as follows:

(shares in 000s)
			Total Number of Shares	Maximum Number
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased (1)	per Share	Plans or Programs (2)	the Plans or Programs (2)

May 1 - May 31	6,633	$22.02	6,633	3,862
June 1 - June 30	158	$22.92	156	23,706
July 1 - July 31	1,579	$23.21	1,354	22,352

(1)	We purchased 227,344 shares in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on nonvested shares.

(2)	On June 9, 2004, our Board of Directors approved the repurchase of 15.0 million shares of H&R Block, Inc. common stock. On June 7, 2006, our Board approved an additional authorization to repurchase 20.0 million shares. These authorizations have no expiration date.

ITEM 6. EXHIBITS

10.1	Description of Executive Officer Compensation.

10.2	Omnibus Amendment Number Three to the Option One Owner Trust 2005-6 Warehouse Facility dated as of June 29, 2006, among Option One Owner Trust 2005-6, Option One Loan Warehouse Corporation, Option One Mortgage Corporation, Wells Fargo Bank, N. A. and Lehman Brothers Bank.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

Mark A. Ernst
Chairman of the Board, President
and Chief Executive Officer
September 11, 2006

William L. Trubeck
Executive Vice President and
Chief Financial Officer
September 11, 2006

Jeffrey E. Nachbor
Senior Vice President and
Corporate Controller
September 11, 2006