Form 10-Q
period 2006-10-31
H&R BLOCK INC
filed 2006-12-11
CIK 12659

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-6089
H&R Block, Inc.
(Exact name of registrant as specified in its charter)

MISSOURI	44-0607856
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One H&R Block Way
Kansas City, Missouri 64105
(Address of principal executive offices, including zip code)
(816) 854-3000
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on November 30, 2006 was 322,303,715 shares.

Form 10-Q for the Period Ended October 31, 2006

Page

PART I Financial Information

Item 1. Condensed Consolidated Balance Sheets October 31, 2006 and April 30, 2006	1

Condensed Consolidated Statements of Income and Comprehensive Income Three and Six Months Ended October 31, 2006 and 2005	2

Condensed Consolidated Statements of Cash Flows Six Months Ended October 31, 2006 and 2005	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	41

Item 4. Controls and Procedures	41

PART II Other Information

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities	44

Item 4. Submission of Matters to a Vote of Security Holders	44

Item 6. Exhibits	45

SIGNATURES	46
Omnibus Amendment No. 2
Omnibus Amendment Number One
Fourth Amended and Restated Pricing Side Letter
Omnibus Amendment Number One
Omnibus Amendment No. 3
Omnibus Amendment Number Two
Certification by Chief Executive Officer
Certification by Chief Financial Officer
Certification by Chief Executive Officer
Certification by Chief Financial Officer

CONDENSED CONSOLIDATED BALANCE SHEETS

	(amounts in 000s, except share amounts)
	October 31, 2006	April 30, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$442,273	$694,358
Cash and cash equivalents — restricted	416,855	394,069
Marketable securities — trading	76,286	16,141
Receivables from customers, brokers, dealers and clearing organizations, net	413,237	496,577
Receivables, less allowance for doubtful accounts of $64,871 and $64,480	413,320	467,677
Mortgage loans held for sale	432,064	236,399
Prepaid expenses and other current assets	574,538	483,215

Total current assets	2,768,573	2,788,436
Residual interests in securitizations — available-for-sale	148,966	159,058
Beneficial interest in Trusts — trading	123,278	188,014
Mortgage servicing rights	269,679	272,472
Mortgage loans held for investment, net	683,839	407,538
Property and equipment, at cost less accumulated depreciation and amortization of $755,730 and $704,792	467,543	443,785
Intangible assets, net	196,444	219,494
Goodwill, net	1,134,576	1,100,452
Other assets	413,993	409,886

Total assets	$6,206,891	$5,989,135

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Commercial paper	$1,040,429	$—
Current portion of long-term debt	509,021	506,992
Accounts payable to customers, brokers and dealers	700,673	781,303
Customer banking deposits	595,769	—
Accounts payable, accrued expenses and other current liabilities	651,156	768,505
Accrued salaries, wages and payroll taxes	146,589	330,946
Accrued income taxes	172,834	505,690

Total current liabilities	3,816,471	2,893,436
Long-term debt	411,705	417,539
Other noncurrent liabilities	350,086	530,361

Total liabilities	4,578,262	3,841,336

Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, 435,890,796 shares issued at October 31, 2006 and April 30, 2006	4,359	4,359
Additional paid-in capital	658,920	653,053
Accumulated other comprehensive income	21,593	21,948
Retained earnings	3,119,997	3,492,059
Less cost of 113,975,390 and 107,377,858 shares of common stock in treasury	(2,176,240)	(2,023,620)

Total stockholders’ equity	1,628,629	2,147,799

Total liabilities and stockholders’ equity	$6,206,891	$5,989,135

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

			(Unaudited, amounts in 000s,
			except per share amounts)
	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005

Revenues:
Service revenues	$462,828	$384,263	$884,527	$699,391
Other revenues:
Gains on sales of mortgage assets, net	38,601	147,267	102,514	383,698
Interest income	44,599	55,010	85,609	104,263
Product and other revenues	17,213	18,503	31,370	32,684

	563,241	605,043	1,104,020	1,220,036

Operating expenses:
Cost of services	492,861	398,064	948,359	748,990
Cost of other revenues	97,236	134,864	189,250	258,221
Selling, general and administrative	229,116	195,702	435,705	377,246

	819,213	728,630	1,573,314	1,384,457

Operating loss	(255,972)	(123,587)	(469,294)	(164,421)
Interest expense	(12,091)	(12,385)	(24,226)	(24,820)
Other income, net	5,271	2,843	12,069	10,243

Loss before income tax benefit	(262,792)	(133,129)	(481,451)	(178,998)
Income tax benefit	(106,332)	(51,880)	(193,614)	(69,755)

Net loss	$(156,460)	$(81,249)	$(287,837)	$(109,243)

Basic and diluted loss per share	$(0.49)	$(0.25)	$(0.89)	$(0.33)

Basic and diluted shares	321,742	326,047	322,706	328,381

Dividends per share	$0.14	$0.13	$0.26	$0.24

Comprehensive income (loss):
Net loss	$(156,460)	$(81,249)	$(287,837)	$(109,243)
Change in unrealized gain on available-for-sale securities, net	1,667	(23,653)	(844)	(29,464)
Change in foreign currency translation adjustments	(329)	4,385	489	5,209

Comprehensive income (loss)	$(155,122)	$(100,517)	$(288,192)	$(133,498)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited, amounts in 000s)
Six months ended October 31,	2006	2005

Cash flows from operating activities:
Net loss	$(287,837)	$(109,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96,384	90,173
Accretion of residual interests in securitizations	(26,387)	(64,341)
Impairments of available-for-sale residual interests	29,502	20,613
Additions to trading residual interests in securitizations, net	(111,405)	(185,645)
Proceeds from net interest margin transactions, net	52,580	85,472
Realized gain on sale of available-for-sale residual interests	—	(28,675)
Additions to mortgage servicing rights	(92,914)	(136,294)
Amortization and impairment of mortgage servicing rights	95,707	56,980
Tax benefits from stock-based compensation	8,888	14,129
Excess tax benefits from stock-based compensation	(1,567)	—
Other, net of acquisitions	(953,243)	(448,028)

Net cash used in operating activities	(1,190,292)	(704,859)

Cash flows from investing activities:
Cash received from available-for-sale residual interests	6,422	64,377
Cash received from sale of available-for-sale residual interests	—	30,497
Mortgage loans originated for investment, net	(278,003)	—
Purchases of property and equipment, net	(94,787)	(77,635)
Payments made for business acquisitions, net of cash acquired	(13,609)	(200,309)
Other, net	8,088	13,151

Net cash used in investing activities	(371,889)	(169,919)

Cash flows from financing activities:
Repayments of commercial paper	(2,295,573)	(1,101,729)
Proceeds from issuance of commercial paper	3,336,002	1,599,904
Customer deposits	595,769	—
Dividends paid	(84,225)	(77,381)
Acquisition of treasury shares	(186,560)	(259,745)
Excess tax benefits from stock-based compensation	1,567	—
Proceeds from exercise of stock options	10,640	42,663
Other, net	(67,524)	(36,657)

Net cash provided by financing activities	1,310,096	167,055

Net decrease in cash and cash equivalents	(252,085)	(707,723)
Cash and cash equivalents at beginning of the period	694,358	1,100,213

Cash and cash equivalents at end of the period	$442,273	$392,490

Supplementary cash flow data:
Income taxes paid	$313,016	$169,223
Interest paid	49,575	50,098
See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	Basis of Presentation

The condensed consolidated balance sheet as of October 31, 2006, the condensed consolidated statements of income and comprehensive income for the three and six months ended October 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the six months ended October 31, 2006 and 2005 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2006 and for all periods presented have been made.

“H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no effect on our results of operations or stockholders’ equity as previously reported. In March 2006, the Office of Thrift Supervision (OTS) approved the charter of H&R Block Bank (HRB Bank). HRB Bank commenced operations on May 1, 2006, at which time we realigned certain segments of our business to reflect a new management reporting structure. The previously reported Investment Services segment, H&R Block Mortgage Corporation (HRBMC), which was previously included in the Mortgage Services segment, and HRB Bank have been combined in the Consumer Financial Services segment. Presentation of prior-year results reflects the new segment alignment. See note 11 for additional information on this new segment.

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

Basic and diluted loss per share is computed using the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 32.5 million shares of stock for the three and six months ended October 31, 2006, and 32.6 million shares of stock for the three and six months ended October 31, 2005, as the effect would be antidilutive due to the net loss recorded during each of the respective periods.

The weighted average shares outstanding for the three and six months ended October 31, 2006 decreased to 321.7 million and 322.7 million, respectively, from 326.0 million and 328.4 million last year, primarily due to our purchases of treasury shares. The effect of these purchases was partially offset by the issuance of treasury shares related to our stock-based compensation plans.

During the six months ended October 31, 2006 and 2005, we issued 1.8 million and 3.3 million shares of common stock, respectively, pursuant to the exercise of stock options, employee stock purchases and awards of nonvested shares, in accordance with our stock-based compensation plans.

During the six months ended October 31, 2006, we acquired 8.4 million shares of our common stock, of which 8.1 million shares were purchased from third parties with the remaining shares swapped or surrendered to us, at an aggregate cost of $186.6 million. During the six months ended October 31, 2005, we acquired 9.2 million shares of our common stock, of which 9.0 million shares were purchased from third parties with the remaining shares swapped or surrendered to us, at an aggregate cost of $259.7 million.

3.	Mortgage Banking Activities

Activity related to trading residual interests in securitizations consists of the following:

		(in 000s)
Six months ended October 31,	2006	2005

Balance, beginning of period	$—	$—
Additions resulting from securitization of mortgage loans	119,669	191,469
Cash received	(8,103)	(7,894)
Accretion	1,766	2,416
Change of fair value	(161)	2,070
Residuals securitized	(56,814)	(94,196)

Balance, end of period	$56,357	$93,865

At October 31, 2006 and 2005, we had $56.4 million and $93.9 million, respectively, in residual interests classified as trading securities, which are included in marketable securities - trading on the condensed consolidated balance sheets. These residual interests are the result of the initial securitization of mortgage loans and those held at October 31, 2006 are expected to be securitized in a net interest margin (NIM) transaction during our third quarter. There were no such trading securities recorded as of April 30, 2006. Cash received on trading residual interests is included in operating activities in the condensed consolidated statements of cash flows.
Activity related to available-for-sale residual interests in securitizations consists of the following:

		(in 000s)
Six months ended October 31,	2006	2005

Balance, beginning of period	$159,058	$205,936
Additions from NIM transactions	4,234	8,724
Cash received	(6,422)	(64,377)
Cash received on sale of residual interests	—	(30,497)
Accretion	24,621	61,925
Impairment of fair value	(29,502)	(20,613)
Other	(1,672)	366
Changes in unrealized holding gains, net	(1,351)	(18,682)

Balance, end of period	$148,966	$142,782

Cash flows from available-for-sale residual interests of $6.4 million and $64.4 million were received from the securitization trusts for the six months ended October 31, 2006 and 2005, respectively, and is included in investing activities in the condensed consolidated statements of cash flows.
Aggregate unrealized gains on available-for-sale residual interests not yet accreted into income totaled $42.5 million at October 31, 2006 and $44.1 million at April 30, 2006. These unrealized gains are recorded net of deferred taxes in other comprehensive income, and may be recognized in income in future periods either through accretion or upon further securitization or sale of the related residual interest.
Activity related to mortgage servicing rights (MSRs) consists of the following:

		(in 000s)
Six months ended October 31,	2006	2005

Balance, beginning of period	$272,472	$166,614
Additions	92,914	136,294
Amortization and impairment of fair value	(95,707)	(56,980)

Balance, end of period	$269,679	$245,928

Estimated amortization of MSRs for fiscal years 2007 through 2011 is $85.3 million, $107.8 million, $48.8 million, $20.1 million and $5.9 million, respectively.

     The key weighted average assumptions we used to estimate the cash flows and values of the residual interests initially recorded during the six months ended October 31, 2006 and 2005 are as follows:

Six months ended October 31,	2006	2005

Estimated credit losses	3.33%	2.82%
Discount rate	18.24%	20.02%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at closing date
     The key weighted average assumptions we used to estimate the cash flows and values of the residual interests and MSRs at October 31, 2006 and April 30, 2006 are as follows:

	October 31, 2006	April 30, 2006

Estimated credit losses	3.10%	3.07%
Discount rate — residual interests	20.53%	21.98%
Discount rate — MSRs	18.00%	18.00%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at valuation date
     We originate both adjustable and fixed rate mortgage loans. A key assumption used to estimate the cash flows and values of the residual interests and MSRs is average annualized prepayment speeds. Prepayment speeds include voluntary prepayments, involuntary prepayments and scheduled principal payments. Prepayment rate assumptions are as follows:

		Months Outstanding After
	Prior to Initial	Initial Rate Reset Date
	Rate Reset Date	Zero - 3	Remaining Life

Adjustable rate mortgage loans:
With prepayment penalties	32%	71%	38%
Without prepayment penalties	36%	52%	34%
Fixed rate mortgage loans:
With prepayment penalties	30%	47%	37%
     For fixed rate mortgages without prepayment penalties, we use an average prepayment rate of 31% over the life of the loans. Prepayment rate is projected based on actual paydown including voluntary, involuntary and scheduled principal payments.
     Expected static pool credit losses are as follows:

	Mortgage Loans Securitized in Fiscal Year
	Prior to 2002	2002	2003	2004	2005	2006	2007

As of:
October 31, 2006	4.92%	2.70%	2.09%	2.21%	2.25%	3.23%	3.31%
April 30, 2006	4.75%	2.69%	2.13%	2.18%	2.48%	3.05%	—
April 30, 2005	4.52%	2.53%	2.08%	2.30%	2.83%	—	—
     Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.
     At October 31, 2006, the sensitivities of the current fair value of the residual interests and MSRs to 10% and 20% adverse changes in the above key assumptions are as presented in the following table. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in this table, the effect of a variation of a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

				(dollars in 000s)
	Residential Mortgage Loans
	Available-for-Sale	Beneficial Interest	Trading
	Residuals	in Trusts	Residuals	MSRs

Carrying amount/fair value	$148,966	$123,278	$56,357	$269,679
Weighted average remaining life (in years)	1.6	1.9	1.4	1.3

Prepayments (including defaults):
Adverse 10% — $ impact on fair value	$2,777	$(5,019)	$(3,100)	$(24,048)
Adverse 20% — $ impact on fair value	8,029	(6,116)	(4,345)	(43,697)

Credit losses:
Adverse 10% — $ impact on fair value	$(36,844)	$(5,877)	$(2,570)	Not applicable
Adverse 20% — $ impact on fair value	(61,519)	(10,825)	(5,120)	Not applicable

Discount rate:
Adverse 10% — $ impact on fair value	$(3,509)	$(2,632)	$(1,035)	$(5,967)
Adverse 20% — $ impact on fair value	(6,795)	(5,184)	(2,029)	(11,715)

Variable interest rates (LIBOR forward curve):
Adverse 10% — $ impact on fair value	$(4,119)	$(32,427)	$472	Not applicable
Adverse 20% — $ impact on fair value	(9,470)	(61,904)	827	Not applicable
Increases in prepayment rates related to available-for-sale residuals can generate a positive impact to fair value when reductions in estimated credit losses and increases in prepayment penalties exceed the adverse impact to accretion from accelerating the life of the available-for-sale residual interest.
Mortgage loans that have been securitized at October 31, 2006 and April 30, 2006, past due sixty days or more and the related credit losses incurred are presented below:

(in 000s)
	Total Principal		Principal Amount of
	Amount of Loans		Loans 60 Days or		Credit Losses
	Outstanding		More Past Due		(net of recoveries)
	October 31,	April 30,	October 31,	April 30,	Three months ended
	2006	2006	2006	2006	October 31, 2006	April 30, 2006

Securitized mortgage loans	$10,876,063	$10,046,032	$1,165,531	$1,012,414	$34,273	$35,307
Mortgage loans in warehouse Trusts	4,739,862	7,845,834	—	—	—	—
Mortgage loans held for sale	487,436	255,224	197,571	98,906	71,984	33,504

Total loans	$16,103,361	$18,147,090	$1,363,102	$1,111,320	$106,257	$68,811

4.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended October 31, 2006 consist of the following:

(in 000s)
	April 30, 2006	Additions	Other	October 31, 2006

Tax Services	$376,515	$5,308	$66	$381,889
Mortgage Services	136,586	—	—	136,586
Business Services	397,516	28,750	—	426,266
Consumer Financial Services	189,835	—	—	189,835

Total goodwill	$1,100,452	$34,058	$66	$1,134,576

We test goodwill for impairment annually at the beginning of our fourth quarter, or more frequently if events occur indicating it is more likely than not the fair value of a reporting unit’s net assets has been reduced below its carrying value. No such events were identified within any of our segments during the six months ended October 31, 2006.

Intangible assets consist of the following:

(in 000s)
	October 31, 2006			April 30, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$28,762	$(12,628)	$16,134	$27,257	$(10,842)	$16,415
Noncompete agreements	19,002	(17,895)	1,107	18,879	(17,686)	1,193
Business Services:
Customer relationships	157,801	(87,999)	69,802	153,844	(81,178)	72,666
Noncompete agreements	33,460	(16,049)	17,411	32,534	(14,300)	18,234
Trade name — amortizing	4,050	(2,506)	1,544	4,050	(1,823)	2,227
Trade name — non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769
Consumer Financial Services:
Customer relationships	293,000	(253,323)	39,677	293,000	(235,010)	57,990

Total intangible assets	$591,712	$(395,268)	$196,444	$585,201	$(365,707)	$219,494

Amortization of intangible assets for the three and six months ended October 31, 2006 was $14.3 million and $29.3 million, respectively. Amortization of intangible assets for the three and six months ended October 31, 2005 was $15.3 million and $30.6 million, respectively. Estimated amortization of intangible assets for fiscal years 2007 through 2011 is $55.3 million, $38.6 million, $15.2 million, $13.2 million and $10.8 million, respectively.
In October 2005, we acquired all outstanding common stock of American Express Tax and Business Services, Inc. for an aggregate purchase price of $190.7 million. The purchase price is subject to certain contractual post-closing adjustments which have not been finalized and any future adjustment would be made to goodwill. During the six months ended October 31, 2006, we adjusted deferred tax balances initially recorded in connection with this acquisition resulting in an increase of $21.3 million to goodwill.
5.	Derivative Instruments

A summary of our derivative instruments as of October 31, 2006 and April 30, 2006, and gains or losses incurred during the three and six months ended October 31, 2006 and 2005 is as follows:

(in 000s)
	Asset (Liability)	Balance at	Gain (Loss) for the Three		Gain (Loss) for the Six
	October 31,	April 30,	Months Ended October 31,		Months Ended October 31,
	2006	2006	2006	2005	2006	2005

Rate-lock equivalents	$5,673	$(317)	$(3,716)	$354	$4,030	$(738)
Forward loan sale commitments	2,493	1,961	9,575	—	2,493	—
Put options on Eurodollar futures	1,317	3,282	(2,019)	—	(2,058)	—
Prime short sales	(470)	777	1,556	492	995	1,487
Interest rate swaps	(5,430)	8,831	(33,447)	59,742	(20,267)	85,285
Interest rate caps	—	—	—	162	—	802

	$3,583	$14,534	$(28,051)	$60,750	$(14,807)	$86,836

The notional amount of interest rate swaps to which we were a party at October 31, 2006 and April 30, 2006 was $4.3 billion and $8.8 billion, respectively, with a weighted average duration at each date of 1.9 years. The notional value and the contract value of our forward loan sale commitments at October 31, 2006 was $3.0 billion and $3.1 billion, respectively, and at April 30, 2006 the notional value and contract value was $3.1 billion.
None of our derivative instruments qualify for hedge accounting treatment as of October 31, 2006 or April 30, 2006.

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

The following is a comparison of reported and pro forma results had compensation cost for all stock-based compensation grants been determined in accordance with SFAS 123 for the three and six months ended October 31, 2005.

(in 000s, except per share amounts)
	Three months ended	Six months ended
	October 31, 2005	October 31, 2005

Net loss as reported	$(81,249)	$(109,243)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	6,246	12,011
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(8,790)	(17,098)

Pro forma net loss	$(83,793)	$(114,330)

Basic and diluted loss per share:
As reported	$(0.25)	$(0.33)
Pro forma	(0.26)	(0.35)
Stock-based compensation expense of $11.3 million and $21.8 million and the related tax benefits of $3.7 million and $7.4 million are included in our results for the three and six months ended October 31, 2006.

SFAS 123R requires the reclassification, in the statement of cash flows, of the excess tax benefits from stock-based compensation from operating cash flows to financing. As a result, we classified $1.6 million as a cash inflow from financing activities rather than as an operating activity for the six months ended October 31, 2006.

We have four stock-based compensation plans which have been approved by our shareholders. As of October 31, 2006, we had approximately 21.9 million shares reserved for future awards under these plans. We issue shares from our treasury stock to satisfy the exercise or release of stock-based awards.

Our 2003 Long-Term Executive Compensation Plan provides for awards of options (both incentive and nonqualified), nonvested shares, performance nonvested share units and other stock-based awards to employees. These awards are granted to employees and entitle the holder to shares or the right to purchase shares of common stock as the award vests, typically over a three-year period with one-third vesting each year. Nonvested shares receive dividends during the vesting period and performance nonvested share units receive cumulative dividends at the end of the vesting period. We measure the fair value of options on the grant date or modification date using the Black-Scholes option valuation model. We measure the fair value of nonvested shares and performance nonvested share units based on the closing price of our common stock on the grant date. Generally, we expense the grant-date fair value, net of estimated forfeitures, over the vesting period on a straight-line basis. Upon adoption of SFAS 123R, awards granted to employees who are of retirement age, or reach retirement age at least one year after the grant date but prior to the end of the service period of the award, are expensed over the shorter of the two periods. Options are granted at a price equal to the fair market value of our common stock on the grant date and have a contractual term of ten years.

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
     A summary of options for the six months ended October 31, 2006 is as follows:

			(in 000s, except per share amounts)
			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding, beginning of period	26,048	$21.40
Granted	4,986	23.85
Exercised	(726)	14.70
Forfeited or expired	(364)	23.45

Outstanding, end of period	29,944	21.94	4 years	$68,501

Exercisable, end of period	21,979	$21.15	4 years	$64,710
Exercisable and expected to vest	28,530	21.80	4 years	68,474
     The total intrinsic value of options exercised during the six months ended October 31, 2006 and 2005 were $0.6 million and $8.9 million, respectively. We utilize the Black-Scholes option pricing model to value our options on the grant date. We estimated the expected volatility using our historical stock price data. We also used historical exercise and forfeiture behaviors to estimate the options expected term and our forfeiture rate. The following assumptions were used to value options during the periods:

Six months ended October 31,	2006	2005

Options — management and director:
Expected volatility	22.84% — 29.06%	27.05% — 27.81%
Expected term	4 — 7 years	5 years
Dividend yield	2.15% — 2.62%	1.71% — 2.15%
Risk-free interest rate	4.70% — 5.10%	3.65% — 4.30%
Weighted-average fair value	$5.17	$7.40

Options — seasonal:
Expected volatility	20.05%	23.28%
Expected term	2 years	2 years
Dividend yield	2.26%	1.71%
Risk-free interest rate	5.11%	3.61%
Weighted-average fair value	$3.17	$4.16

ESPP options:
Expected volatility	26.30%	24.52%
Expected term	0.5 years	0.5 years
Dividend yield	2.26%	1.71%
Risk-free interest rate	5.24%	3.37%
Weighted-average fair value	$1.91	$2.12

A summary of nonvested shares and performance nonvested share units for the six months ended October 31, 2006 is as follows:

(shares in 000s)
		Weighted Average
	Shares	Grant Date Fair Value

Outstanding, beginning of period	2,455	$25.27
Granted	999	23.79
Released	(776)	25.03
Forfeited	(150)	25.09

Outstanding, end of period	2,528	25.13

The total fair value of shares vesting during the six months ended October 31, 2006 and 2005 was $18.4 million and $16.8 million, respectively. Upon the grant of nonvested shares and performance nonvested share units, unearned compensation cost is recorded as an offset to additional paid in capital and is amortized as compensation expense over the vesting period. As of October 31, 2006, we had $50.9 million of total unrecognized compensation cost related to these shares. This cost is expected to be recognized over a weighted-average period of two years.

7.	Supplemental Cash Flow Information

The following transactions were treated as non-cash investing activities in the condensed consolidated statement of cash flows:

		(in 000s)
Six months ended October 31,	2006	2005

Residual interest mark-to-market	$8,157	$25,791
Additions to residual interests	4,234	8,724
8.	Regulatory Requirements

Registered Broker-Dealer

HRBFA is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers. At October 31, 2006, HRBFA’s net capital of $123.8 million, which was 27.6% of aggregate debit items, exceeded its minimum required net capital of $9.0 million by $114.8 million.

Pledged securities at October 31, 2006 totaled $47.4 million, an excess of $7.3 million over the margin requirement. Pledged securities at April 30, 2006 totaled $53.0 million, an excess of $9.9 million over the margin requirement.

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

Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of capital to assets. As shown in the table below, at September 30, 2006, the most recent date of reporting to Federal banking agencies, HRB Bank is categorized as “well capitalized” for regulatory purposes, which is the highest classification. There are no conditions or events since September 30, 2006 that management believes have changed HRB Bank’s category. At October 31, 2006, management believes that HRB Bank meets all capital adequacy requirements to which it is subject. However, events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which HRB Bank’s loans or securities are concentrated, could adversely affect future earnings and consequently, HRB Bank’s ability to meet its future capital requirements.

HRB Bank’s capital amounts and ratios as of September 30, 2006 are presented in the table below:

			(dollars in 000s)
			Minimum Required to
			Qualify as Well
	Actual		Capitalized
	Amount	Ratio	Amount	Ratio

Tier 1 capital to adjusted total assets (leverage)	$161,597	23.1%	$34,953	5.0%
Total risk-based capital to total risk-weighted assets	$163,159	48.1%	$33,929	10.0%
Additionally, H&R Block, Inc. is now subject to a three percent minimum ratio of adjusted tangible capital to adjusted total assets, as defined by the OTS.

9.	Commitments and Contingencies

Changes in the deferred revenue liability related to our Peace of Mind (POM) program are as follows:

(in 000s)
Six months ended October 31,	2006	2005

Balance, beginning of period	$141,684	$130,762
Amounts deferred for new guarantees issued	1,178	1,107
Revenue recognized on previous deferrals	(48,694)	(44,476)

Balance, end of period	$94,168	$87,393

The following table summarizes certain of our other contractual obligations and commitments:

(in 000s)
As of	October 31, 2006	April 30, 2006

Commitment to fund mortgage loans	$3,531,737	$4,032,045
Commitment to sell mortgage loans	3,000,000	3,052,688
Commitment to fund Franchise Equity Lines of Credit	79,673	75,909
Contingent business acquisition obligations	17,174	24,482
In the normal course of business, we maintain recourse with standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties, such as early payment defaults by borrowers, may require us to repurchase loans previously sold. Repurchased loans are normally sold in subsequent sale transactions. The following table summarizes the loan repurchase activity in our Mortgage Services segment:

(dollars in 000s)
	Three months ended		Six months ended		Fiscal year ended
	October 31,		October 31,		April 30,
	2006	2005	2006	2005	2006

Loans repurchased during the period	$316,453	$58,518	$408,791	$118,484	$297,606
Repurchase reserves added during period	$45,821	$17,164	$138,558	$31,357	$64,098
Repurchase reserves added as a percent of originations	0.69%	0.16%	0.96%	0.16%	0.18%
We established a liability, related to the potential loss we expect to incur on repurchase of loans previously sold and premium recapture, totaling $84.1 million and $33.4 million at October 31, 2006 and April 30, 2006, respectively. On an ongoing basis, we monitor the adequacy of our repurchase liability, which is established upon the initial sale of the loans, and is included in accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheets. During the six months ended October 31, 2006, we experienced higher early payment defaults, resulting in an increase in actual and expected loan repurchase activity. As a result, we increased our reserves accordingly. In establishing our reserves, we’ve assumed all loans that are currently delinquent and subject to contractual repurchase terms will be repurchased, and that 5% of loans previously sold but not yet subject to contractual repurchase terms will be repurchased. Based on historical experience, we assumed 30% of all loans we repurchase will cure with no loss incurred, and of those that do not cure, we assumed an average 17% loss severity as of October 31, 2006.
HRB Bank is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which extends credit availability to member banks based on eligible collateral and asset size. At October 31, 2006, HRB Bank had FHLB advance capacity of $266.7 million, but no amounts had been drawn on this facility.
We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees, including obligations to protect counterparties from losses arising from the following: (a) tax, legal and other risks related to the purchase or disposition of businesses; (b) penalties and interest assessed by Federal and state taxing authorities in connection with tax returns prepared for clients; (c) indemnification of our directors and officers; and (d) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance that such claims will not be successfully asserted, we believe the fair value of these guarantees and indemnifications is not material as of October 31, 2006.
Restructuring Charge

During fiscal year 2006, we initiated a restructuring plan to reduce costs within our mortgage operations. Changes in the restructuring charge liability during the six months ended October 31, 2006 are as follows:

(in 000s)
	Accrual Balance	Cash	Other	Accrual Balance as of
	as of April 30, 2006	Payments	Adjustments	October 31, 2006

Employee severance costs	$1,737	$(1,737)	$—	$—
Contract termination costs	5,821	(2,884)	(496)	2,441

	$7,558	$(4,621)	$(496)	$2,441

The remaining liability related to this restructuring charge is included in accounts payable, accrued expenses and other current liabilities on our condensed consolidated balance sheet and relates to lease obligations for vacant space resulting from branch office closings.

On November 6, 2006, we announced an additional restructuring plan, also within our mortgage operations, which will be recorded primarily during our third and fourth quarters.

10.	Litigation and Related Contingencies

We have been named as a defendant in numerous lawsuits throughout the country regarding our refund anticipation loan programs (the “RAL Cases”). The RAL Cases have involved a variety of legal theories asserted by plaintiffs. These theories include allegations that, among others, (i) disclosures in the RAL applications were inadequate, misleading and untimely; (ii) the RAL interest rates were usurious and unconscionable; (iii) we did not disclose that we would receive part of the finance charges paid by the customer for such loans; (iv) untrue, misleading or deceptive statements in marketing RALs; (v) breach of state laws on credit service organizations; (vi) breach of contract, unjust enrichment, unfair and deceptive acts or practices; (vii) violations of the federal Racketeer Influenced and Corrupt Organizations Act; (viii) violations of the federal Fair Debt Collection Practices Act and unfair competition regarding debt collection activities; and (ix) we owe, and breached, a fiduciary duty to our customers in connection with the RAL program.

The amounts claimed in the RAL Cases have been very substantial in some instances. We have successfully defended against numerous RAL cases, some of which were dismissed on our motions for dismissal or summary judgment, and others were dismissed voluntarily by the plaintiffs after denial of class certification. Other cases have been settled, with one settlement resulting in a pretax expense of $43.5 million in fiscal year 2003 and the combined pretax expense for such settlements in fiscal year 2006 totaling $70.2 million.
     Other putative RAL class action cases and a state attorney general lawsuit are still pending, with the amounts claimed on a collective basis being very substantial. The ultimate cost of this litigation could be substantial. We believe we have meritorious defenses to the remaining RAL Cases and we intend to defend them vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate or the associated impact on our financial statements.
     We are also a party to claims and lawsuits pertaining to our electronic tax return filing services, our Peace of Mind guarantee program, our Express IRA product, business valuation services and tax planning services. These claims and lawsuits include actions by individual plaintiffs, as well as cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. We intend to continue defending these cases vigorously, although there are no assurances as to their outcome.
     In addition we and certain of our current and former directors and officers are party to a putative class action alleging violations of certain securities laws. The putative securities class action currently alleges, among other things, deceptive, material and misleading financial statements, failure to prepare financial statements in accordance with generally accepted accounting principles and concealment of the potential for lawsuits stemming from the allegedly fraudulent nature of our operations. The amount claimed in the putative securities class action is substantial, and the ultimate liability is difficult to predict. We intend to continue defending this case vigorously, although there are no assurances as to its outcome.
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

11.	Segment Information

Information concerning our operations by reportable operating segment is as follows:

(in 000s)
				Consumer
	Tax	Mortgage	Business	Financial
	Services	Services	Services	Services	Corporate	Eliminations	Consolidated

Three months ended October 31, 2006:
Revenues:
External	$82,090	$146,372	$228,554	$102,636	$3,589	$—	$563,241
Loan sales to HRB Bank	—	4,065	—	—	—	(4,065)	—
HRBMC loan sales to OOMC	—	(10,612)	—	10,612	—	—	—
Other intersegment	7	751	549	(804)	3,136	(3,639)	—

	$82,097	$140,576	$229,103	$112,444	$6,725	$(7,704)	$563,241

Pretax loss	$(167,442)	$(39,041)	$(18,744)	$(6,640)	$(27,851)	$(3,074)	$(262,792)

Three months ended October 31, 2005:
Revenues:
External	$80,805	$239,567	$166,276	$116,602	$1,793	$—	$605,043
HRBMC loan sales to OOMC	—	(5,088)	—	5,088	—	—	—
Other intersegment	8	1,272	529	—	2,590	(4,399)	—

	$80,813	$235,751	$166,805	$121,690	$4,383	$(4,399)	$605,043

Pretax income (loss)	$(142,864)	$48,800	$(2,143)	$(10,467)	$(26,695)	$240	$(133,129)

Six months ended October 31, 2006:
Revenues:
External	$148,108	$313,333	$433,571	$202,924	$6,084	$—	$1,104,020
Loan sales to HRB Bank	—	14,443	—	—	—	(14,443)	—
HRBMC loan sales to OOMC	—	(19,084)	—	19,084	—	—	—
Other intersegment	24	1,560	663	(1,266)	6,199	(7,180)	—

	$148,132	$310,252	$434,234	$220,742	$12,283	$(21,623)	$1,104,020

Pretax loss	$(320,590)	$(43,965)	$(33,309)	$(14,420)	$(56,363)	$(12,804)	$(481,451)

Six months ended October 31, 2005:
Revenues:
External	$137,970	$547,843	$293,015	$236,747	$4,461	$—	$1,220,036
HRBMC loan sales to OOMC	—	(9,323)	—	9,323	—	—	—
Other intersegment	34	2,278	636	—	4,926	(7,874)	—

	$138,004	$540,798	$293,651	$246,070	$9,387	$(7,874)	$1,220,036

Pretax income (loss)	$(287,370)	$179,464	$(8,908)	$(14,215)	$(48,457)	$488	$(178,998)

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
The Consumer Financial Services segment is primarily engaged in offering advice-based brokerage services and investment planning through HRBFA, mortgage loans through HRBMC and full-service banking through HRB Bank. HRB Bank offers traditional banking services, including checking and savings accounts, home equity lines of credit, individual retirement accounts, certificates of deposit and prepaid debit card accounts. HRB Bank also purchases loans from Option One Mortgage Corporation (OOMC), HRBMC and other lenders to hold for investment purposes. HRBMC originates non-prime loans for sale to OOMC and prime loans for sale to HRB Bank and other third-party buyers.

All intersegment transactions are eliminated in consolidation. The largest intersegment revenue transactions include gains recognized on loans sold to HRB Bank by OOMC and mortgage fees earned by HRBMC on loans sold to OOMC.

12.	New Accounting Pronouncements

In September 2006, Statement of Financial Accounting Standards No. 157, “Fair Value Instruments,” (SFAS 157), was issued. The provisions of this standard include guidelines about the extent to which companies measure assets and liabilities at fair value, the effect of fair value measurements on earnings, risk-adjusted fair value and establishes a fair value hierarchy that prioritizes the information used in developing assumptions used when valuing an asset or liability. The provisions of this standard are effective as of the beginning of our fiscal year 2009. We are currently evaluating what effect the adoption of SFAS 157 will have on our consolidated financial statements.

In September 2006, Staff Accounting Bulleting No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year for Financial Statements” (SAB 108), was issued. SAB 108 provides guidance on how prior year misstatements should be quantified when determining if current year financial statements are materially misstated. These provisions are effective for the current fiscal year, with earlier interim period adoption permitted. We are currently evaluating what effect the adoption of SAB 108 will have on our consolidated financial statements.

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

In February 2006, Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments — An Amendment of FASB Statements No. 133 and 140” (SFAS 155), was issued. The provisions of this standard establish a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The standard permits a hybrid financial instrument to be accounted for in its entirety if the holder irrevocably elects to measure the hybrid financial instrument at fair value, with changes in fair value recognized currently in earnings. The provisions of this standard are effective as of the beginning of our fiscal year 2008. Our residual interests typically have interests in derivative instruments embedded within the securitization trusts. If we elect to account for our residual interests on a fair value basis, changes in fair value will impact earnings in the period in which the change occurs. We are currently evaluating what effect the adoption of SFAS 155 will have on our consolidated financial statements.

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

Condensed Consolidating Income Statements					(in 000s)
Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$316,076	$248,689	$(1,524)	$563,241

Cost of services	—	125,395	367,465	1	492,861
Cost of other revenues	—	94,106	3,130	—	97,236
Selling, general and administrative	—	109,680	120,961	(1,525)	229,116

Total expenses	—	329,181	491,556	(1,524)	819,213

Operating loss	—	(13,105)	(242,867)	—	(255,972)
Interest expense	—	(11,810)	(281)	—	(12,091)
Other income, net	(262,792)	1,194	4,077	262,792	5,271

Loss before tax benefit	(262,792)	(23,721)	(239,071)	262,792	(262,792)
Income tax benefit	(106,332)	(9,362)	(96,970)	106,332	(106,332)

Net loss	$(156,460)	$(14,359)	$(142,101)	$156,460	$(156,460)

Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2005	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$395,825	$213,175	$(3,957)	$605,043

Cost of services	—	115,818	282,203	43	398,064
Cost of other revenues	—	129,316	5,548	—	134,864
Selling, general and administrative	—	96,960	102,742	(4,000)	195,702

Total expenses	—	342,094	390,493	(3,957)	728,630

Operating income (loss)	—	53,731	(177,318)	—	(123,587)
Interest expense	—	(11,811)	(574)	—	(12,385)
Other income, net	(133,129)	—	2,843	133,129	2,843

Income (loss) before taxes	(133,129)	41,920	(175,049)	133,129	(133,129)
Income taxes (benefit)	(51,880)	16,349	(68,229)	51,880	(51,880)

Net income (loss)	$(81,249)	$25,571	$(106,820)	$81,249	$(81,249)

Six months ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$639,737	$467,254	$(2,971)	$1,104,020

Cost of services	—	251,193	697,133	33	948,359
Cost of other revenues	—	182,797	6,453	—	189,250
Selling, general and administrative	—	211,271	227,438	(3,004)	435,705

Total expenses	—	645,261	931,024	(2,971)	1,573,314

Operating loss	—	(5,524)	(463,770)	—	(469,294)
Interest expense	—	(23,618)	(608)	—	(24,226)
Other income, net	(481,451)	3,966	8,103	481,451	12,069

Loss before tax benefit	(481,451)	(25,176)	(456,275)	481,451	(481,451)
Income tax benefit	(193,614)	(9,929)	(183,685)	193,614	(193,614)

Net loss	$(287,837)	$(15,247)	$(272,590)	$287,837	$(287,837)

Six months ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2005	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$856,465	$370,840	$(7,269)	$1,220,036

Cost of service revenues	—	225,171	523,687	132	748,990
Cost of other revenues	—	250,216	8,005	—	258,221
Selling, general and administrative	—	188,148	196,499	(7,401)	377,246

Total expenses	—	663,535	728,191	(7,269)	1,384,457

Operating income (loss)	—	192,930	(357,351)	—	(164,421)
Interest expense	—	(23,621)	(1,199)	—	(24,820)
Other income, net	(178,998)	—	10,243	178,998	10,243

Income (loss) before taxes	(178,998)	169,309	(348,307)	178,998	(178,998)
Income taxes (benefit)	(69,755)	66,031	(135,786)	69,755	(69,755)

Net income (loss)	$(109,243)	$103,278	$(212,521)	$109,243	$(109,243)

Condensed Consolidating Balance Sheets					(in 000s)
	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$200,417	$241,856	$—	$442,273
Cash & cash equivalents — restricted	—	393,563	23,292	—	416,855
Receivables from customers, brokers and dealers, net	—	413,237	—	—	413,237
Receivables, net	108	104,626	308,586	—	413,320
Mortgage loans held for sale	—	432,064	—	—	432,064
Mortgage loans held for investment	—	683,839	—	—	683,839
Intangible assets and goodwill, net	—	368,788	962,232	—	1,331,020
Investments in subsidiaries	4,840,520	215	—	(4,840,520)	215
Other assets	—	1,355,454	718,745	(131)	2,074,068

Total assets	$4,840,628	$3,952,203	$2,254,711	$(4,840,651)	$6,206,891

Commercial paper	$—	$1,040,429	$—	$—	$1,040,429
Accts. payable to customers, brokers and dealers	—	700,673	—	—	700,673
Customer deposits	—	595,769	—	—	595,769
Long-term debt	—	398,118	13,587	—	411,705
Other liabilities	2	1,009,214	820,470	—	1,829,686
Net intercompany advances	3,211,997	(1,557,872)	(1,654,125)	—	—
Stockholders’ equity	1,628,629	1,765,872	3,074,779	(4,840,651)	1,628,629

Total liabilities and stockholders’ equity	$4,840,628	$3,952,203	$2,254,711	$(4,840,651)	$6,206,891

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$151,561	$542,797	$—	$694,358
Cash & cash equivalents — restricted	—	377,445	16,624	—	394,069
Receivables from customers, brokers and dealers, net	—	496,577	—	—	496,577
Receivables, net	161	128,123	339,393	—	467,677
Intangible assets and goodwill, net	—	387,194	932,752	—	1,319,946
Investments in subsidiaries	5,237,611	215	456	(5,237,611)	671
Other assets	—	2,116,900	499,477	(540)	2,615,837

Total assets	$5,237,772	$3,658,015	$2,331,499	$(5,238,151)	$5,989,135

Accts. payable to customers, brokers and dealers	$—	$781,303	$—	$—	$781,303
Long-term debt	—	398,001	19,538	—	417,539
Other liabilities	2	1,042,611	1,599,881	—	2,642,494
Net intercompany advances	3,089,971	(355,358)	(2,734,567)	(46)	—
Stockholders’ equity	2,147,799	1,791,458	3,446,647	(5,238,105)	2,147,799

Total liabilities and stockholders’ equity	$5,237,772	$3,658,015	$2,331,499	$(5,238,151)	$5,989,135

Condensed Consolidating Statements of Cash Flows					(in 000s)
Six months ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$29,170	$(83,836)	$(1,135,626)	$—	$(1,190,292)

Cash flows from investing:
Cash received on residuals	—	6,422	—	—	6,422
Mortgage loans originated for investment, net	—	(278,003)	—	—	(278,003)
Purchase property & equipment	—	(12,285)	(82,502)	—	(94,787)
Payments for business acquisitions	—	—	(13,609)	—	(13,609)
Net intercompany advances	216,983	—	—	(216,983)	—
Other, net	—	—	8,088	—	8,088

Net cash provided by (used in) investing activities	216,983	(283,866)	(88,023)	(216,983)	(371,889)

Cash flows from financing:
Repayments of commercial paper	—	(2,295,573)	—	—	(2,295,573)
Proceeds from commercial paper	—	3,336,002	—	—	3,336,002
Customer deposits	—	595,769	—	—	595,769
Dividends paid	(84,225)	—	—	—	(84,225)
Acquisition of treasury shares	(186,560)	—	—	—	(186,560)
Proceeds from stock options	10,640	—	—	—	10,640
Excess tax benefits on stock-based compensation	1,567	—	—	—	1,567
Net intercompany advances	—	(1,202,514)	985,531	216,983	—
Other, net	12,425	(17,126)	(62,823)	—	(67,524)

Net cash provided by (used in) financing activities	(246,153)	416,558	922,708	216,983	1,310,096

Net increase (decrease) in cash	—	48,856	(300,941)	—	(252,085)
Cash — beginning of period	—	151,561	542,797	—	694,358

Cash — end of period	$—	$200,417	$241,856	$—	$442,273

Six months ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2005	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$24,257	$(229,003)	$(500,113)	$—	$(704,859)

Cash flows from investing:
Cash received on residuals	—	64,377	—	—	64,377
Cash received on sale of residuals	—	30,497	—	—	30,497
Purchase property & equipment	—	(20,228)	(57,407)	—	(77,635)
Payments for business acquisitions	—	(2,948)	(197,361)	—	(200,309)
Net intercompany advances	264,868	—	—	(264,868)	—
Other, net	—	—	13,151	—	13,151

Net cash provided by (used in) investing activities	264,868	71,698	(241,617)	(264,868)	(169,919)

Cash flows from financing:
Repayments of commercial paper	—	(1,101,729)	—	—	(1,101,729)
Proceeds from commercial paper	—	1,599,904	—	—	1,599,904
Dividends paid	(77,381)	—	—	—	(77,381)
Acquisition of treasury shares	(259,745)	—	—	—	(259,745)
Proceeds from common stock	42,663	—	—	—	42,663
Net intercompany advances	—	(322,298)	57,430	264,868	—
Other, net	5,338	3,390	(45,385)	—	(36,657)

Net cash provided by (used in) financing activities	(289,125)	179,267	12,045	264,868	167,055

Net increase (decrease) in cash	—	21,962	(729,685)	—	(707,723)
Cash — beginning of period	—	162,983	937,230	—	1,100,213

Cash — end of period	$—	$184,945	$207,545	$—	$392,490

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

H&R Block is a diversified company delivering tax services and financial advice, investment, mortgage and banking services, and business and consulting services. For more than 50 years, we have been developing relationships with millions of tax clients and our strategy is to expand on these relationships. Our Tax Services segment provides income tax return preparation services, electronic filing services and other services and products related to income tax return preparation to the general public primarily in the United States, Canada and Australia. Our Mortgage Services segment offers a full range of home mortgage services through OOMC. RSM McGladrey Business Services, Inc. (RSM) is a national accounting, tax and business consulting firm primarily serving midsized businesses. Our Consumer Financial Services segment offers investment services through H&R Block Financial Advisors, Inc. (HRBFA), full-service banking through HRB Bank and mortgage services through HRBMC.
     As announced November 6, 2006, we are evaluating strategic alternatives for OOMC, including a possible sale or other transaction through the public markets. Any proposed transaction will be subject to approval by our Board of Directors. We also announced an additional restructuring plan within our mortgage operations, including closure of twelve offices and affecting approximately 300 positions. Liabilities and charges for this restructuring, which we expect to be between $10 million and $12 million, will be recorded primarily during our third and fourth quarters.
Our Mission
To help our clients achieve their financial objectives
by serving as their tax and financial partner.
     Key to achieving our mission is the enhancement of client experiences through consistent delivery of valuable services and advice. Operating through multiple lines of business allows us to better meet the changing financial needs of our clients.
     The analysis that follows should be read in conjunction with the tables below and the condensed consolidated income statements found on page 2.

Tax Services — Operating Results				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005

Service revenues:
Tax preparation and related fees	$44,332	$40,185	$69,994	$63,822
Other services	31,211	32,264	66,239	61,231

	75,543	72,449	136,233	125,053
Royalties	4,458	4,161	7,381	6,557
Other	2,096	4,203	4,518	6,394

Total revenues	82,097	80,813	148,132	138,004

Cost of services:
Compensation and benefits	59,303	51,917	105,143	94,509
Occupancy	70,156	62,283	137,827	121,596
Depreciation	9,709	10,328	18,963	20,497
Other	42,165	39,065	90,402	79,032

	181,333	163,593	352,335	315,634

Other, selling, general and administrative	68,206	60,084	116,387	109,740

Total expenses	249,539	223,677	468,722	425,374

Pretax loss	$(167,442)	$(142,864)	$(320,590)	$(287,370)

Three months ended October 31, 2006 compared to October 31, 2005
Tax Services’ revenues increased $1.3 million, or 1.6%, for the three months ended October 31, 2006 compared to the prior year.

     Tax preparation and related fees increased $4.1 million, or 10.3%, for the current quarter. This increase is primarily due to improved performance in our Australian operations coupled with an increase of 8.4% in the net average fee per U.S. client served.
     Total expenses increased $25.9 million, or 11.6%, for the three months ended October 31, 2006. Cost of services increased $17.7 million, or 10.8%, from the prior year. Our real estate expansion efforts have contributed to a total increase of $6.8 million across all cost of services categories. Compensation and benefits increased $7.4 million, or 14.2%, primarily due to costs associated with our earlier office openings and initiatives addressing operational readiness for the upcoming tax season. Occupancy expenses increased $7.9 million, or 12.6%, primarily as a result of higher rent expenses due to an 8.2% increase in company-owned offices under lease and a 4.9% increase in the average rent. Other cost of services increased $3.1 million, or 7.9%, due to claims expenses associated with our POM guarantees, coupled with additional corporate shared services for information technology projects and higher travel expenses.
     Selling, general and administrative expenses increased $8.1 million, or 13.5%, primarily due to a $6.5 million increase in corporate shared services and a $4.3 million increase in corporate wages. Both of these increases were principally technology-related to support operational readiness for the upcoming tax season.
     The pretax loss was $167.4 million for the three months ended October 31, 2006 compared to a loss of $142.9 million in the prior year.
Six months ended October 31, 2006 compared to October 31, 2005
Tax Services’ revenues increased $10.1 million, or 7.3%, for the six months ended October 31, 2006 compared to the prior year.
     Tax preparation and related fees increased $6.2 million, or 9.7%, for the current period. This increase is primarily due to an increase of 8.1% in the net average fee per U.S. client served coupled with improved performance in our Australian and Canadian operations.
     Other service revenues increased $5.0 million, or 8.2%, primarily due to an increase in the recognition of deferred fee revenue from our POM guarantees, which resulted from an increase in claims.
     Total expenses increased $43.3 million, or 10.2%, for the six months ended October 31, 2006. Cost of services increased $36.7 million, or 11.6%, from the prior year. Our real estate expansion efforts have contributed to a total increase of $12.2 million across all cost of services categories. Compensation and benefits increased $10.6 million, or 11.3%, primarily due to costs associated with our earlier office openings and initiatives addressing operational readiness for the upcoming tax season. Occupancy expenses increased $16.2 million, or 13.3%, primarily as a result of higher rent expenses due to an 8.7% increase in company-owned offices under lease and a 5.2% increase in the average rent. Other cost of services increased $11.4 million, or 14.4%, due to $5.5 million in additional corporate shared services for information technology projects, coupled with increases in claims expenses associated with our POM guarantee and travel expenses.
     Selling, general and administrative expenses increased $6.6 million, or 6.1%, primarily due to a $7.2 million increase in corporate wages, primarily technology support personnel to support operational readiness for the upcoming tax season. An increase of $3.8 million in corporate shared services was partially offset by a $4.3 million decrease in legal expenses.
     The pretax loss was $320.6 million for the six months ended October 31, 2006 compared to a loss of $287.4 million in the prior year.
RAL Litigation
We are named as a defendant in putative class-action lawsuits and a pending state attorney general lawsuit alleging that we engaged in wrongdoing with respect to the RAL program. We believe we have meritorious defenses to these lawsuits and will vigorously defend our position. Nevertheless, the amounts claimed in these lawsuits are, in some instances, very substantial. In fiscal year 2006, we entered into settlement agreements regarding several RAL Cases, with the combined pretax expense for such settlements totaling $70.2 million. There can be no assurances as to the ultimate outcome of the remaining pending RAL Cases, or as to their impact on our financial statements. See additional discussion of RAL Litigation in note 10 to the consolidated financial statements and in Part II, Item 1, “Legal Proceedings.”

MORTGAGE SERVICES
This segment is primarily engaged in the origination and acquisition of non-prime mortgage loans through an independent broker network and its relationship with HRBMC, the sale and securitization of mortgage loans and residual interests, and the servicing of non-prime loans.

Mortgage Services — Operating Statistics				(dollars in 000s)
	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005

Volume of loans originated and purchased:
Third-party brokers	$6,149,293	$11,078,960	$13,356,925	$20,616,187
Intersegment (HRBMC)	471,182	1,111,924	1,055,607	2,062,730

	$6,620,475	$12,190,884	$14,412,532	$22,678,917

Loan characteristics:
Weighted average FICO score	611	629	613	626
Weighted average interest rate for borrowers (WAC)	8.75%	7.48%	8.71%	7.50%
Weighted average loan-to-value	82.2%	80.6%	82.4%	80.8%

Origination margin (% of origination volume): (1)
Loan sale premium	1.48%	0.44%	1.55%	1.12%
Residual cash flows from beneficial interest in Trusts	0.29%	0.43%	0.44%	0.64%
Gain (loss) on derivative instruments	(0.44%)	0.53%	(0.12%)	0.41%
Loan sale repurchase reserves	(0.69%)	(0.16%)	(0.96%)	(0.16%)
Retained mortgage servicing rights	0.65%	0.71%	0.64%	0.60%

	1.29%	1.95%	1.55%	2.61%
Cost of acquisition	(0.52%)	(0.88%)	(0.52%)	(0.97%)
Direct origination expenses	(0.40%)	(0.44%)	(0.42%)	(0.45%)

Net gain on sale — gross margin (2)	0.37%	0.63%	0.61%	1.19%
Other revenues	(0.05%)	0.02%	(0.04%)	0.01%
Other cost of origination	(1.19%)	(0.85%)	(1.09%)	(0.89%)

Net margin	(0.87%)	(0.20%)	(0.52%)	0.31%

Total cost of origination (1)	1.59%	1.29%	1.51%	1.34%
Total cost of origination and acquisition	2.11%	2.17%	2.03%	2.31%

Loan delivery:
Loan sales:
Third-party buyers	$6,228,161	$12,067,658	$13,882,606	$22,511,068
Intersegment (HRB Bank)	169,622	—	723,124	—

	$6,397,783	$12,067,658	$14,605,730	$22,511,068

Execution price (3)	1.67%	1.63%	1.53%	2.09%

(1)	See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.

(2)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

(3)	Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Mortgage Services — Operating Results				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005
Components of gains on sales:
Gain on mortgage loans	$54,125	$21,942	$104,473	$190,910
Gain (loss) on derivatives	(29,359)	55,067	(16,839)	79,014
Gain on sales of residual interests	—	28,675	—	28,675
Impairment of residual interests	(12,236)	(8,738)	(29,502)	(20,613)

	12,530	96,946	58,132	277,986

Interest income:
Accretion — residual interests	12,878	33,564	26,387	64,341
Other	1,452	4,605	2,977	7,373

	14,330	38,169	29,364	71,714

Loan servicing revenue	113,684	100,386	222,724	190,655
Other	32	250	32	443

Total revenues	140,576	235,751	310,252	540,798

Cost of services	79,625	67,811	158,313	132,203
Cost of other revenues:
Compensation and benefits	38,738	54,108	72,922	104,937
Occupancy	4,757	7,034	9,263	16,602
Other	14,777	23,946	35,509	44,069

	58,272	85,088	117,694	165,608
Selling, general and administrative	41,720	34,052	78,210	63,523

Total expenses	179,617	186,951	354,217	361,334

Pretax income (loss)	$(39,041)	$48,800	$(43,965)	$179,464

Three months ended October 31, 2006 compared to October 31, 2005
Mortgage Services’ revenues decreased $95.2 million, or 40.4%, for the three months ended October 31, 2006 compared to the prior year.
     The following table summarizes the key drivers of loan origination volumes and related gains on sales of mortgage loans:

		(dollars in 000s)
Three months ended October 31,	2006	2005
Application process:
Total number of applications	67,330	101,297
Number of sales associates (1)	1,825	2,473
Closing ratio (2)	48.6%	63.6%
Originations:
Total number of loans originated/acquired	32,723	64,440
WAC	8.75%	7.48%
Average loan size	$202	$189
Total volume of loans originated/acquired	$6,620,475	$12,190,884
Direct origination and acquisition expenses, net	$60,786	$161,028
Revenue (loan value):
Net gain on sale — gross margin (3)	0.37%	0.63%

(1)	Includes all direct sales and back office sales support associates.
(2)	Percentage of loans funded divided by total applications in the period.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.
     Gains on sales of mortgage loans net of derivative activities, decreased $52.2 million, primarily due to lower origination volumes and higher loss provisions for loan repurchases recorded during the current quarter, partially offset by improved loan sale premiums and cost of acquisition.
     Premium on loan sales increased to 1.48%, up 104 basis points over the prior year primarily due to favorable interest rates and a higher WAC. Our WAC increased 127 basis points, up to 8.75% from 7.48% in the prior year. Market interest rates, based on the two-year swap, increased from an average of 4.46% last year to 5.24% in the current quarter.

     To mitigate the risk of short-term changes in market interest rates related to our loan originations, including our rate-lock equivalents and beneficial interest in Trusts, we use interest rate swaps, put options on Eurodollar futures and forward loan sale commitments. We generally enter into interest rate swap arrangements related to existing loan applications and applications we expect to receive prior to our next anticipated change in rates charged to borrowers. During the quarter, we recorded a net $29.4 million in losses, compared to gains of $55.1 million in the prior year, related to our various derivative instruments. The loss for the current quarter was caused by market interest rates, based on the two-year swap, declining 33 basis points compared to an increase of 43 basis points during the prior year quarter. See note 5 to the condensed consolidated financial statements.
     During the quarter we continued to experience higher early payment defaults, resulting in an increase in actual and expected loan repurchase activity. As a result, we recorded total loss provisions of $45.8 million during the three months ended October 31, 2006 compared to $17.2 million in the prior year. The provision recorded in the current quarter consists of $33.2 million recorded on loans sold during the current quarter and, due primarily to increases in our estimated loss severity assumption, also included $12.6 million related to loans sold in prior quarters. Loss provisions as a percent of loan volumes increased 53 basis points over the prior year. See additional discussion of our reserves and repurchase obligations in note 9 to our condensed consolidated financial statements.
     The value of MSRs recorded in the second quarter decreased to 65 basis points from 71 basis points in the prior year due to changes in our assumptions used to value MSRs and other factors. This decrease, coupled with a decline in origination volumes, resulted in a net decrease of $44.2 million in gains on sales of mortgage loans. See additional discussion of our MSR assumptions in Item 1, note 3 to the condensed consolidated financial statements and in Item 2, “Critical Accounting Policies.”
     Our cost of acquisition improved 36 basis points to 0.52% primarily as a result of a decrease in the cost to acquire loans from HRBMC and lower third-party broker commissions. Our total cost of origination increased 30 basis points to 1.59% primarily due to a 45.7% decline in origination volumes.
     For the three months ended October 31, 2006, gains on sales of mortgage loans includes $4.1 million in gains on sales of loans to HRB Bank and $10.6 million in acquisition costs paid to HRBMC to purchase its non-prime loans, both of which are eliminated in consolidation.
     During the current quarter, we recorded impairments of $12.2 million in gains on sales of mortgage assets. We also recorded favorable pretax mark-to-market adjustments in other comprehensive income, which increased the fair value of our residual interests $8.4 million during the quarter. These adjustments were recorded net of write-downs of $0.8 million and deferred taxes of $2.9 million, and will be accreted into income throughout the remaining life of those residual interests. Future changes in interest rates or other assumptions, based on market conditions or actual loan pool performance, could cause additional adjustments to the fair value of the residual interests and could cause changes to the accretion of these residual interests in future periods. In the prior year we also recorded a $28.7 million gain on the sale of residual interests.
     Accretion of residual interests of $12.9 million for the three months ended October 31, 2006 represents a decrease of $20.7 million from the prior year. This decrease is primarily due to the sale of previously securitized residual interests during fiscal year 2006 and lower write-ups to residual interest balances.

     The following table summarizes the key metrics related to our loan servicing business:

		(dollars in 000s)
Three months ended October 31,	2006	2005
Average servicing portfolio:
With related MSRs	$64,068,803	$55,150,897
Without related MSRs	9,896,993	22,065,265

	$73,965,796	$77,216,162

Ending servicing portfolio:
With related MSRs	$63,904,746	$57,760,815
Without related MSRs	9,115,001	24,614,920

	$73,019,747	$82,375,735

Number of loans serviced	427,590	500,935
Average delinquency rate	8.69%	4.37%
Weighted average FICO score	621	622
Weighted average interest rate (WAC) of portfolio	8.06%	7.47%
Carrying value of MSRs	$269,679	$245,928
     Loan servicing revenues increased $13.3 million, or 13.2%, compared to the prior year. The increase reflects a higher annualized rate earned on our servicing portfolio. The annualized rate earned on our entire servicing portfolio was 36 basis points for the current quarter, compared to 33 basis points in the prior year. This increase was partially offset by a decline in our average servicing portfolio, which decreased $3.3 billion, or 4.2%, to $74.0 billion.
     Total expenses for the three months ended October 31, 2006 declined $7.3 million, or 3.9%, from the prior year. Cost of services increased $11.8 million as a result of increased amortization of MSRs.
     Cost of other revenues decreased $26.8 million, primarily due to $15.4 million in lower compensation and benefits as a result of the restructuring in the prior year. Occupancy expenses decreased $2.3 million primarily due to the closing of certain offices during the fourth quarter of fiscal year 2006. Other expenses decreased $9.2 million, also due primarily to the restructuring in the prior year.
     Selling, general and administrative expenses increased $7.7 million due primarily to a $2.5 million reduction in costs allocated to HRBMC and higher consulting expenses.
     The pretax loss for the three months ended October 31, 2006 was $39.0 million compared to income of $48.8 million in the prior year.
Six months ended October 31, 2006 compared to October 31, 2005
Mortgage Services’ revenues decreased $230.5 million, or 42.6%, for the six months ended October 31, 2006 compared to the prior year.
     The following table summarizes the key drivers of loan origination volumes and related gains on sales of mortgage loans:

		(dollars in 000s)
Six months ended October 31,	2006	2005

Application process:
Total number of applications	138,048	207,384
Number of sales associates (1)	1,825	2,473
Closing ratio (2)	51.3%	61.6%
Originations:
Total number of loans originated/acquired	70,756	127,802
WAC	8.71%	7.50%
Average loan size	$204	$177
Total volume of loans originated/acquired	$14,412,532	$22,678,917
Direct origination and acquisition expenses, net	$135,381	$321,048
Revenue (loan value):
Net gain on sale — gross margin (3)	0.61%	1.19%

(1)	Includes all direct sales and back office sales support associates.

(2)	Percentage of loans funded divided by total applications in the period.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

     Gains on sales of mortgage loans, net of derivative activities, decreased $182.3 million from the prior year. This decrease resulted primarily from lower origination volumes and higher loss provisions for loan repurchases recorded during the current year, partially offset by improved loan sale premiums, cost of acquisition and MSR gains.
     Our WAC increased 121 basis points, up to 8.71% from 7.50% in the prior year. Market interest rates, based on the two-year swap, increased from an average of 4.26% last year to 5.38% in the current year. These changes in interest rates caused our premium on loan sales to increase 43 basis points, to 1.55% from 1.12% last year.
     During the current year, we recorded a net $16.8 million in losses, compared to gains of $79.0 million in the prior year, related to our various derivative instruments. The loss for the current year was caused by market interest rates, based on the two-year swap, declining 23 basis points compared to an increase of 80 basis points during the prior year. See note 5 to the condensed consolidated financial statements.
     During the current year we experienced higher early payment defaults, resulting in an increase in actual and expected loan repurchase activity. As a result, we recorded total loss provisions of $138.6 million during the six months ended October 31, 2006 compared to $31.4 million in the prior year. The provision recorded in the current year consists of $76.6 million recorded on loans sold during the current period and $62.0 million related to loans sold in prior periods. Loss provisions as a percent of loan volumes increased 80 basis points over the prior year. See additional discussion of our reserves and repurchase obligations in note 9 to our condensed consolidated financial statements.
     The value of MSRs recorded in the current year increased to 64 basis points from 60 basis points in the prior year due to changes in our assumptions used to value MSRs and other factors. However, this increase was offset by a decline in origination volumes, which resulted in a net decrease of $43.4 million in gains on sales of mortgage loans. See additional discussion of our MSR assumptions in note 3 to the condensed consolidated financial statements and in Item 2, “Critical Accounting Policies.”
     Our cost of acquisition improved 45 basis points to 0.52% primarily as a result of a decrease in the cost to acquire loans from HRBMC and lower third-party broker commissions. Our total cost of origination increased 17 basis points to 1.51% primarily due to lower origination volumes.
     For the six months ended October 31, 2006, gains on sales of mortgage loans includes $14.4 million in gains on sales of loans to HRB Bank and $19.1 million in acquisition costs paid to HRBMC to purchase its non-prime loans, both of which are eliminated in consolidation.
     During the current year, we recorded impairments of $29.5 million in gains on sales of mortgage assets due to higher credit losses and interest rates. We also recorded favorable pretax mark-to-market adjustments in other comprehensive income, which increased the fair value of our residual interests $11.8 million during the current year. These adjustments were recorded net of write-downs of $3.7 million and deferred taxes of $3.1 million, and will be accreted into income throughout the remaining life of those residual interests. In the prior year we also recorded a $28.7 million gain on the sale of residual interests.
     Accretion of residual interests of $26.4 million for the six months ended October 31, 2006 represents a decrease of $38.0 million from the prior year. This decrease is primarily due to the sale of previously securitized residual interests during fiscal year 2006 and lower write-ups to residual interest balances.

     The following table summarizes the key metrics related to our loan servicing business:

		(dollars in 000s)
Six months ended October 31,	2006	2005

Average servicing portfolio:
With related MSRs	$63,802,118	$52,515,036
Without related MSRs	10,107,535	21,363,081

	$73,909,653	$73,878,117

Ending servicing portfolio:
With related MSRs	$63,904,746	$57,760,815
Without related MSRs	9,115,001	24,614,920

	$73,019,747	$82,375,735

Number of loans serviced	427,590	500,935
Average delinquency rate	8.01%	4.69%
Weighted average FICO score	621	621
Weighted average interest rate (WAC) of portfolio	7.99%	7.41%
Carrying value of MSRs	$269,679	$245,928
     Loan servicing revenues increased $32.1 million, or 16.8%, compared to the prior year. The increase reflects a higher annualized rate earned on our servicing portfolio. The annualized rate earned on our entire servicing portfolio was 36 basis points for the current year, compared to 33 basis points in the prior year.
     Total expenses for the six months ended October 31, 2006 declined $7.1 million, or 2.0%, from the prior year. Cost of services increased $26.1 million as a result of increased amortization of MSRs.
     Cost of other revenues decreased $47.9 million, primarily due to $32.0 million in lower compensation and benefits as a result of the restructuring in the prior year. Occupancy expenses decreased $7.3 million primarily due to the closing of certain offices during the fourth quarter of fiscal year 2006. Other expenses decreased $8.6 million, also due primarily to the restructuring in the prior year.
     Selling, general and administrative expenses increased $14.7 million due primarily to a $6.4 million reduction in costs allocated to HRBMC, coupled with increases in depreciation and consulting expenses.
     The pretax loss for the six months ended October 31, 2006 was $44.0 million compared to income of $179.5 million in the prior year.

BUSINESS SERVICES
This segment offers middle-market companies accounting, tax and consulting services, wealth management, retirement resources, corporate finance and financial process outsourcing.
Business Services — Operating Statistics

	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005

Accounting, tax and consulting:
Chargeable hours	1,196,377	768,740	2,221,026	1,316,731
Chargeable hours per person	308	310	584	580
Net billed rate per hour	$148	$139	$146	$137
Average margin per person	$24,492	$22,913	$43,798	$40,327

Business Services — Operating Results				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005

Service revenues:
Accounting, tax and consulting	$190,546	$121,790	$352,396	$205,618
Capital markets	16,447	15,355	30,107	30,827
Payroll, benefits and retirement services	7,992	8,617	15,402	16,894
Other services	2,874	11,113	15,807	20,995

	217,859	156,875	413,712	274,334
Other	11,244	9,930	20,522	19,317

Total revenues	229,103	166,805	434,234	293,651

Cost of services:
Compensation and benefits	142,412	94,894	264,031	166,541
Occupancy	19,529	11,012	38,837	19,175
Other	26,365	16,388	48,220	30,436

	188,306	122,294	351,088	216,152
Amortization of intangible assets	4,126	3,805	9,005	7,608
Other, selling, general and administrative	55,415	42,849	107,450	78,799

Total expenses	247,847	168,948	467,543	302,559

Pretax loss	$(18,744)	$(2,143)	$(33,309)	(8,908)

Three months ended October 31, 2006 compared to October 31, 2005
Business Services’ revenues for the three months ended October 31, 2006 increased $62.3 million, or 37.3%, from the prior year. This increase was primarily due a $68.8 million increase in accounting, consulting and tax revenue, primarily attributable to the acquisition of American Express Tax and Business Services, Inc. (AmexTBS) as of October 1, 2005.
     Other service revenues decreased $8.2 million primarily due to a decline in revenue in our financial process outsourcing business.
     Total expenses increased $78.9 million, or 46.7%, for the three months ended October 31, 2006 compared to the prior year. Cost of services increased $66.0 million, due to increases in compensation and benefits and occupancy expenses. Compensation and benefits increased $47.5 million, primarily due to the AmexTBS acquisition. Increases in the number of personnel and the average wage per employee, driven by marketplace competition for professional staff, also contributed to the increase. Occupancy expenses and other expenses increased $8.5 million and $10.0 million, respectively, primarily due to the AmexTBS acquisition.
     Selling, general and administrative expenses increased $12.6 million, or 29.3%, primarily due to acquisitions and additional costs associated with our business development initiatives.
     The pretax loss for the three months ended October 31, 2006 of $18.7 million compares to a pretax loss of $2.1 million in the prior year. The increased pretax loss is primarily due to higher losses in our financial process outsourcing and payroll businesses, coupled with additional expenditures for brand initiatives.

Six months ended October 31, 2006 compared to October 31, 2005
Business Services’ revenues for the six months ended October 31, 2006 increased $140.6 million, or 47.9%, from the prior year. This increase was primarily due to the acquisition of AmexTBS, which increased accounting, tax and consulting revenues $122.6 million.
     Total expenses increased $165.0 million, or 54.5%, for the six months ended October 31, 2006 compared to the prior year. Cost of services increased $134.9 million, due to increases in compensation and benefits and occupancy expenses. Compensation and benefits increased $97.5 million, primarily due to the AmexTBS acquisition. Increases in the number of personnel and the average wage per employee, driven by marketplace competition for professional staff, also contributed to the increase. Occupancy expenses and other expenses increased $19.7 million and $17.8 million, respectively, primarily due to the AmexTBS acquisition.
     Selling, general and administrative expenses increased $28.7 million primarily due to acquisitions and additional costs associated with our business development initiatives.
     The pretax loss for the six months ended October 31, 2006 of $33.3 million compares to a pretax loss of $8.9 million in the prior year. The increased pretax loss is primarily due to higher losses in our financial process outsourcing and payroll businesses, additional expenditures for brand initiatives and, to a lesser extent, off-season losses of AmexTBS.

CONSUMER FINANCIAL SERVICES
This segment is primarily engaged in offering advice-based brokerage services and investment planning through HRBFA, full-service banking through HRB Bank and prime and non-prime mortgage loans through HRBMC. HRBFA, HRB Bank and HRBMC, our “Block-branded” businesses, are focused on increasing client loyalty and retention by offering expanded financial services to our retail tax clients. HRBFA offers our customers traditional brokerage services, as well as annuities, insurance, fee-based accounts, online account access, equity research and focus lists, model portfolios, asset allocation strategies, and other investment tools and information. HRB Bank offers traditional banking services including checking and savings accounts, home equity lines of credit, individual retirement accounts, certificates of deposit and prepaid debit card accounts. HRB Bank also purchases loans from OOMC, HRBMC and other lenders to hold for investment purposes and HRBFA utilizes HRB Bank for certain FDIC-insured deposits for its customers. HRBMC originates mortgage loans for sale to OOMC, HRB Bank or other third-party buyers.
Consumer Financial Services — Operating Statistics

	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005

Broker-dealer:
Traditional brokerage accounts (1)	402,278	428,543	402,278	428,543
New traditional brokerage accounts funded by HRB Tax clients	2,154	3,234	5,155	7,458
Cross-service revenue as a percent of total production revenue	16.1%	15.6%	16.8%	16.5%
Average assets per traditional brokerage account	$80,089	$68,837	$80,089	$68,837
Average margin balances (millions)	$404	$560	$427	$567
Average customer payable balances (millions)	$601	$794	$623	$817
Number of advisors	919	995	919	995
Banking:
Efficiency ratio (2)	40%	N/A	38%	N/A
Annualized net interest margin (3)	2.68%	N/A	3.05%	N/A
Annualized return on average assets (4)	1.48%	N/A	1.35%	N/A
Total assets (thousands)	$762,074	N/A	$762,074	N/A
Loans purchased from OOMC (thousands)	$169,622	N/A	$723,124	N/A
Retail mortgage activities:
Volume of loans originated (thousands):
Total	$769,344	$1,541,848	$1,613,658	$2,892,250
Loans originated to HRB Tax clients	$123,405	$220,056	$263,648	$546,577
Average loan size (thousands)	$171	$152	$173	$150
Loans sold to OOMC (thousands)	$471,182	$1,111,924	$1,055,607	$2,062,730

(1)	Includes only accounts with a positive balance.

(2)	Defined as non-interest expense divided by revenue net of interest expense. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.

(3)	Defined as annualized net interest revenue divided by average assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.

(4)	Defined as annualized pretax banking income divided by average assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.

Consumer Financial Services — Operating Results				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005

Service revenues:
Financial advisor production revenue	$45,444	$46,394	$92,463	$91,500
Other	9,212	8,064	17,580	16,271

	54,656	54,458	110,043	107,771

Gain on sale of mortgage loans, net	30,756	51,593	60,138	107,990

Net interest revenue on:
Margin lending and other	13,030	13,335	26,772	26,072
Banking activities	4,392	—	8,121	—

	17,422	13,335	34,893	26,072

Loan loss reserves – mortgage loans held for investment	(364)	—	(1,702)	—
Other	427	813	783	1,390

Total revenues (1)	102,897	120,199	204,155	243,223

Cost of services:
Compensation and benefits	32,458	32,676	64,322	63,211
Occupancy	4,847	5,187	9,908	10,352
Other	5,193	5,541	10,358	10,476

	42,498	43,404	84,588	84,039
Cost of other revenues	12,800	38,203	26,640	73,371
Amortization of intangible assets	9,156	9,156	18,312	18,312
Selling, general and administrative	45,083	39,903	89,035	81,716

Total expenses	109,537	130,666	218,575	257,438

Pretax loss	$(6,640)	$(10,467)	$(14,420)	$(14,215)

(1)	Total revenues, less interest expense and loan loss reserves on mortgage loans held for investment.
Three months ended October 31, 2006 compared to October 31, 2005
Consumer Financial Services’ revenues, net of interest expense and loan loss reserves, for the three months ended October 31, 2006 decreased $17.3 million, or 14.4%, from the prior year, primarily due to lower gains on sales of mortgage loans.
     Financial advisor production revenue, which consists primarily of fees earned on assets under administration and commissions on customer trades, was down $1.0 million from the prior year, as higher annuitized revenues were offset by declining transactional revenues. The following table summarizes the key drivers of production revenue:

Three months ended October 31,	2006	2005

Customer trades	215,289	233,262
Average revenue per trade	$121.86	$123.16
Ending balance of assets under administration (billions)	$32.5	$29.8
Annualized productivity per advisor	$187,000	$180,000
     Gain on sale of mortgage loans decreased $20.8 million, or 40.4%, from the prior year primarily due to a 50.1% decline in origination volumes, partially offset by higher margins on mortgage loans sold. Origination volumes fell primarily due to a decline in applications as well as a decline in the closing ratio. HRBMC sells its non-prime loans to OOMC and its prime loans to other third-party buyers. For the three months ended October 31, 2006, gains on sales of mortgage loans includes $10.6 million in gains on loans sold to OOMC, which is eliminated in consolidation.

     Net interest revenue on banking activities totaled $4.4 million for the three months ended October 31, 2006. The following table summarizes the key drivers of net interest revenue on banking activities:

		(in 000s)
Three months ended October 31,	2006	2005

Average loans	$612,055	N/A
Average investments	$38,641	N/A
Average deposits	$492,315	N/A
     Total segment expenses decreased $21.1 million, or 16.2%, from the prior year. Cost of other revenues decreased $25.4 million, or 66.5%, primarily as a result of the restructuring of our mortgage operations in fiscal year 2006.
     Selling, general and administrative expenses increased $5.2 million, or 13.0%, primarily due to the expenses of HRB Bank, which opened May 1, 2006.
     The pretax loss for Consumer Financial Services for the three months ended October 31, 2006 was $6.6 million compared to the prior year loss of $10.5 million.
Six months ended October 31, 2006 compared to October 31, 2005
Consumer Financial Services’ revenues, net of interest expense and loan loss reserves, for the six months ended October 31, 2006 decreased $39.1 million, or 16.1%, from the prior year, primarily due to lower gains on sales of mortgage loans.
     Financial advisor production revenue, which consists primarily of fees earned on assets under administration and commissions on customer trades, increased $1.0 million over the prior year due primarily to higher annuitized revenues, partially offset by declining transactional revenues. The following table summarizes the key drivers of production revenue:

Six months ended October 31,	2006	2005

Customer trades	439,337	459,640
Average revenue per trade	$117.18	$124.90
Ending balance of assets under administration (billions)	$32.5	$29.8
Annualized productivity per advisor	$194,000	$180,000
     Gain on sale of mortgage loans decreased $47.9 million, or 44.3%, from the prior year primarily due to a 44.2% decline in origination volumes, coupled with lower margins on mortgage loans sold. Origination volumes fell primarily due to a decline in applications as well as a decline in the closing ratio. HRBMC sells its non-prime loans to OOMC and its prime loans to other third-party buyers. For the six months ended October 31, 2006, gains on sales of mortgage loans includes $19.1 million in gains on loans sold to OOMC, which is eliminated in consolidation.
     Net interest revenue on banking activities totaled $8.1 million for the six months ended October 31, 2006. The following table summarizes the key drivers of net interest revenue on banking activities:

		(in 000s)
Six months ended October 31,	2006	2005

Average loans	$496,472	N/A
Average investments	$29,793	N/A
Average deposits	$369,942	N/A
     Total segment expenses decreased $38.9 million, or 15.1%, over the prior year. Cost of other revenues decreased $46.7 million, or 63.7%, primarily as a result of the restructuring of our mortgage operations in fiscal year 2006.
     Selling, general and administrative expenses increased $7.3 million, or 9.0%, primarily due to the expenses of HRB Bank, which opened May 1, 2006.
     The pretax loss for Consumer Financial Services for the six months ended October 31, 2006 was $14.4 million compared to the prior year loss of $14.2 million.

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
     Cash From Operations. Cash used in operations totaled $1.2 billion and $704.9 million for the six months ended October 31, 2006 and 2005, respectively. The increase in cash used in operating activities is primarily due to higher losses during the current year, an increase of $143.8 million in income tax payments and increases in mortgage loans held for sale.
     Issuance of Common Stock. We issue shares of common stock, in accordance with our stock-based compensation plans, out of treasury shares. Proceeds from the issuance of common stock totaled $17.4 million and $48.0 million for the six months ended October 31, 2006 and 2005, respectively.
     Dividends. Dividends paid totaled $84.2 million and $77.4 million for the six months ended October 31, 2006 and 2005, respectively.
     Share Repurchases. On June 7, 2006, our Board approved an additional authorization to repurchase 20.0 million shares. During the six months ended October 31, 2006, we repurchased 8.1 million shares pursuant to this authorization and a prior authorization at an aggregate price of $180.9 million or an average price of $22.22 per share. There are 22.4 million shares remaining under these authorizations at October 31, 2006. We plan to continue to purchase shares on the open market in accordance with this authorization, subject to various factors including the price of the stock, the availability of excess cash, our ability to maintain liquidity and financial flexibility, securities law restrictions, targeted capital levels and other investment opportunities available.
     Debt. We plan to refinance our $500.0 million in Senior Notes, which are due in April 2007.
     Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents — restricted totaled $416.9 million at October 31, 2006 compared to $394.1 million at April 30, 2006. Consumer Financial Services held $341.0 million of this total segregated in a special reserve account for the exclusive benefit of its broker-dealer customers. Restricted cash held by Mortgage Services totaled $52.6 million and is held primarily for outstanding commitments to fund mortgage loans. Restricted cash of $23.0 million at October 31, 2006 held by Business Services is related to funds held to pay payroll taxes on behalf of its customers.
     Segment Cash Flows. A condensed consolidating statement of cash flows by segment for the six months ended October 31, 2006 follows. Generally, interest is not charged on intercompany activities between segments.

						(in 000s)
				Consumer
	Tax	Mortgage	Business	Financial		Consolidated
Services		Services	Services	Services	Corporate	H&R Block

Cash provided by (used in):
Operations	$(408,842)	$(132,513)	$(6,573)	$33,718	$(676,082)	$(1,190,292)
Investing	(24,697)	2,758	(13,661)	(295,896)	(40,393)	(371,889)
Financing	(44,146)	—	(4,600)	578,643	780,199	1,310,096
Net intercompany	455,383	141,582	11,852	(277,963)	(330,854)	—
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
     Tax Services. Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in the fourth quarter. Tax Services used $408.8 million in its current six-month operations to cover off-season costs and working capital requirements. This segment used $24.7 million in investing activities primarily related to capital expenditures and acquisitions, and used $44.1 million in financing activities related to book overdrafts.
     Mortgage Services. This segment primarily generates cash as a result of the sale and securitization of mortgage loans and residual interests, and as its residual interests begin to cash flow. Mortgage Services used $132.5 million in cash from operating activities primarily due to losses during the current year, and loan originations exceeding loan sales during the six months ended October 31, 2006. Cash flows provided by investing activities consist primarily of $6.4 million in cash receipts on available-for-sale residual interests.
     We believe the sources of liquidity available to the Mortgage Services segment are sufficient for its needs.
     Business Services. Business Services funding requirements are largely related to receivables for completed work and “work in process.” We provide funding sufficient to cover their working capital needs. This segment used $6.6 million in operating cash flows during the first six months of the year. Business Services used $13.7 million in investing activities primarily related to capital expenditures and used $4.6 million in financing activities primarily due to payments on acquisition debt.
     Consumer Financial Services. In the first six months of fiscal year 2007, Consumer Financial Services provided $33.7 million in cash from its operating activities primarily due to the timing of cash deposits that are restricted for the benefit of its broker-dealer customers. The segment also used $295.9 million in investing activities primarily for the purchase of mortgage loans held for investment and provided $578.6 million in financing activities due primarily to $595.8 million in FDIC-insured deposits held at HRB Bank.
     To finance our prime mortgage loan originations, we utilize an on-balance sheet warehouse facility with capacity up to $25 million. This annual facility bears interest at one-month LIBOR plus 140 to 200 basis points. As of October 31, 2006 and April 30, 2006, the balance outstanding under this facility was $3.2 million and $1.6 million, respectively.
     HRB Bank is a member of the FHLB of Des Moines, which extends credit availability to member banks based on eligible collateral and asset size. At October 31, 2006, HRB Bank had FHLB advance capacity of $266.7 million, but no amounts had been drawn on this facility.
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
REGULATORY ENVIRONMENT
In March 2006, the OTS approved the federal savings bank charter of HRB Bank. HRB Bank commenced operations on May 1, 2006, at which time H&R Block, Inc. became a savings and loan holding company. As a savings and loan holding company, H&R Block, Inc. is subject to regulation by the OTS. Federal savings banks are subject to extensive regulation and examination by the OTS, their primary federal regulator, as well as the Federal Deposit Insurance Corporation (FDIC). H&R Block, Inc. is now subject to a three percent minimum ratio of adjusted tangible capital to adjusted total assets, as defined by the OTS, and HRB Bank is subject to various OTS capital requirements. A banking institution’s capital category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, a tangible equity ratio measure, and certain other factors. See note 8 to the condensed consolidated financial statements for additional discussion of regulatory capital requirements and classifications.
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

     Variations in the assumptions we use affect the estimated fair values and the reported gains on sales. Gains on sales of mortgage loans totaled $58.1 million and $278.0 million for six months ended October 31, 2006 and 2005, respectively.
     Our recourse obligation relates to potential losses that could be incurred related to the repurchase of sold loans or indemnification of losses as a result of early payment defaults or breaches of other representations and warranties customary to the mortgage banking industry.

     The substantial majority of loan repurchases or indemnification for losses occurs within nine months from the date the loans are sold. We estimate the fair value of the recourse liability at the time the loan is sold. Provisions for losses are charged to gain on sale of mortgage loans and credited to the recourse liability, while actual losses are charged to the liability. We evaluate, and adjust if necessary, the fair value of the recourse obligation quarterly based on current information and trends in underlying loan performance. The amount of losses we expect to incur related to the repurchase of sold loans depends primarily on the frequency of early payment defaults, the rate at which defaulted loans subsequently become current on payments (“cure rate”), the propensity of the buyer of the loans to demand recourse under the loan sale agreement and the severity of loss incurred on loans which have been repurchased. The frequency of early payment defaults, cure rates and loss severity may vary depending on the creditworthiness of the borrower and economic factors such as home price appreciation and interest rates. To the extent actual losses related to repurchase activity are different from our estimates, the fair value of our recourse obligation will increase or decrease.
     During the six months ended October 31, 2006 we experienced higher early payment defaults, resulting in an increase in actual and expected loan repurchase activity. As a result, we recorded total loss provisions of $138.6 million during the six months ended October 31, 2006 compared to $31.4 million in the prior year. Loss provisions recorded in the current year consist of $76.6 million recorded on loans sold during the current year and $62.0 million related to loans sold in prior periods. At October 31, 2006, we assumed that substantially all loans that failed to make timely payments according to contractual early payment default provisions will be repurchased, and that 5% of loans will be repurchased from sales that have not yet reached the contractual date upon which repurchases can be determined. Based on historical experience and review of current early payment default, cure rate and loss severity trends, we assumed 30% of all loans we repurchase will cure with no loss incurred, and of those that do not cure, we assumed an average 17% loss severity. During the three months ended October 31, 2006, we increased our estimated loss severity assumption from 15% to 17% and, as a result, recorded $12.6 million in reserves related to loans sold in prior quarters.
     Based on our analysis as of October 31, 2006, we estimated our liability for recourse obligations to be $84.1 million. The sensitivity of the recourse liability to 10% and 20% adverse changes in loss assumptions is $8.4 million and $16.8 million, respectively.
Valuation of MSRs
MSRs are recorded when we sell loans to third-parties with the servicing of those loans retained. At the time of the loan sale, we determine and record on our balance sheet the allocated historical cost of the MSRs attributable to loans sold, as illustrated above. These MSRs are amortized into expense over the estimated life of the underlying loans. MSRs are carried at the lower of cost or market (LOCOM). On a quarterly basis, MSRs are assessed to determine if our carrying value exceeds fair value. Fair value is estimated using a discounted cash flow approach by stratifying the MSRs based on underlying loan characteristics, including the calendar year the loans are sold. To the extent fair value is less than carrying value we record an impairment charge and adjust the carrying value of the MSRs.
     A market price of our MSRs is not readily available because non prime MSRs are not actively traded in the marketplace. Therefore, the fair value of our MSRs is estimated using a discounted cash flow approach, using valuation methods and assumptions we believe incorporate assumptions used by market participants. Certain of these assumptions are subjective and require a high level of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis. In determining the assumptions to be used to value MSRs, we review the historical performance of our MSRs, including back-testing of the performance of certain individual assumptions (comparison of actual results to those expected). In addition, we periodically review third-party valuations of certain of our MSRs and peer group MSR valuation surveys to assess the reasonableness of our valuation assumptions and resulting fair value estimates.
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
     Prepayment speeds may be affected by economic factors such as home price appreciation, market interest rates, the availability of other credit products to our borrowers and customer payment patterns. Prepayment speeds include the impact of all borrower prepayments including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations. As market interest rates decline, prepayment speeds will generally increase as customers refinance existing mortgages under more favorable interest rate terms. As prepayment speeds increase, anticipated cash flows will generally decline resulting in a potential reduction, or impairment, to the fair value of the capitalized MSRs. Alternatively, an increase in market interest rates may cause a decrease in prepayment speeds, and an increase in fair value of MSRs. Many of our loans include prepayment penalties during the first two to three years. Prepayment penalties tend to lower prepayment speeds during the early life of our loans, regardless of market interest rate movements, therefore decreasing the sensitivity of expected prepayment speeds to changes in interest rates. Prepayment speeds are estimated based on historical experience and third-party market sources. Changes are made as necessary to ensure such estimates reflect current market conditions specific to our individual MSR stratas.
     Discount rates are determined by reviewing market rates used by market participants. These rates may vary based on economic factors such as market perception of risk and changes in the risk-free interest rates. Changes are made as necessary to ensure such estimates reflect current market conditions for MSR assets.
     Costs to service includes the cost to process loan payments, make payments to bondholders, collect delinquent accounts and administrative foreclosure activities. Market trends and changes to underlying expenses are evaluated to determine if updates to assumptions are necessary. The economic factors affecting costs to service include unemployment rates, the housing market and the cost of labor. Higher unemployment rates may lead to higher delinquency and foreclosure rates resulting in higher costs to service loans. The housing market, including home price appreciation rates, impacts sale prices for homes in foreclosure and our borrowers’ ability to refinance or sell their properties in the event that they can no longer afford their homes, thus impacting delinquencies and foreclosures.
     Ancillary fees and income include late charges, non-sufficient funds fees, collection fees and interest earning funds held in deposit. These fees could be impacted by state legislation efforts, customer behavior, fee waiver policies and industry trends.
     During the period from October 31, 2005 to the current quarter ended October 31, 2006, assumptions used in valuing MSRs have been updated. The significant changes and their impact, both in dollars and basis points of loans sold during the quarter of initial implementation, are outlined below beginning with the most recent changes.

(dollars in 000s)
Description	Change	Impact	Quarter Implemented
Ancillary fees	Decreased average number of days of interest collected related to prepayments	($3,677) or (5) basis points	July 31, 2006

Discount rate	15% to 18%	($2,555) or (3) basis points	January 31, 2006

Costs to service	Decreased the number of days of interest paid to investors	$12,893 or 11 basis points	October 31, 2005
     During the period ended July 31, 2006, we updated our assumption related to the average number of days of interest collected on funds received as a result of prepayments (Ancillary fees on the table above). We decreased the average number of days of interest collected following a review of the servicing portfolio data. During the quarter ended January 31, 2006, we increased the discount rate assumption (Discount rate on the table above) used to determine the fair value of MSRs from 15% to 18% as a result of an analysis of third party data including rates used by other market participants. During the quarter ended October 31, 2005, we updated our assumption for number of days of interest paid to investors (Costs to service on the table above) on monthly loan prepayments upon the completion of a review of the historical performance of the servicing portfolio. The cumulative net impact of the changes outlined above and other less significant changes made during the period from October 31, 2005 to October 31, 2006 was an increase of approximately 5 basis points for MSRs initially recorded in the current quarter compared to the prior year quarter.
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
     MSRs with a book value of $269.7 million are included in our condensed consolidated balance sheet at October 31, 2006. While changes in any assumption could impact the value of our MSRs, the primary drivers of significant changes to the value of our MSRs are prepayment speeds, discount rates, costs to service and ancillary fees. Below is a table showing the effect of a variation of a particular assumption on the fair value of our MSRs without changing any other assumptions. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

Assumption	Impact on Fair Value

Prepayments (including defaults):
Adverse 10% – % impact on fair value	(9%)
Adverse 20% – % impact on fair value	(16%)

Discount rate:
Adverse 10% – % impact on fair value	(2%)
Adverse 20% – %$impact on fair value	(4%)

Ancillary Fees and Income:
Adverse 10% – %impact on fair value	(4%)
Adverse 20% – % impact on fair value	(8%)

Costs to service:
Adverse 10% – % impact on fair value	(4%)
Adverse 20% – % impact on fair value	(7%)

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

Origination Margin			(dollars in 000s)
	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005

Total expenses	$179,617	$186,951	$354,217	$361,334
Add: Expenses netted against gain on sale revenues	60,786	161,028	135,381	321,048
Less:
Cost of services	(79,625)	(67,811)	(158,313)	(132,203)
Cost of acquisition	(34,543)	(107,366)	(75,230)	(220,377)
Allocated support departments	(5,828)	(5,472)	(11,123)	(10,242)
Other	(15,392)	(10,409)	(27,774)	(16,779)

	$105,015	$156,921	$217,158	$302,781

Divided by origination volume	$6,620,475	$12,190,884	$14,412,532	$22,678,917
Total cost of origination	1.59%	1.29%	1.51%	1.34%

Banking Ratios		(dollars in 000s)
	Three months ended	Six months ended
	October 31, 2006	October 31, 2006

Efficiency Ratio:
Total Consumer Financial Services expenses	$119,084	$235,162
Less: Interest and non-banking expenses	(117,244)	(231,987)

Non-interest banking expenses	$1,840	$3,175

Total Consumer Financial Services revenues	$112,444	$220,742
Less: Non-banking revenues and interest expense	(107,820)	(212,278)

Banking revenue – net of interest expense	$4,624	$8,464

	40%	38%

Net Interest Margin (annualized):
Net banking interest revenue	$4,392	$8,121
Net banking interest revenue (annualized)	$17,568	$16,242

Divided by average assets	$656,024	$532,131

	2.68%	3.05%

Return on Average Assets (annualized):
Total Consumer Financial Services pretax loss	$(6,640)	(14,420)
Less: Non-banking pretax loss	9,060	18,008

Pretax banking income	$2,420	$3,588

Pretax banking income (annualized)	$9,680	$7,176

Divided by average assets	$656,024	$532,131

	1.48%	1.35%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The sensitivities of certain financial instruments to changes in interest rates as of October 31, 2006 are presented below. The following table represents hypothetical instantaneous and sustained parallel shifts in interest rates and should not be relied on as an indicator of future expected results.

	Carrying Value at			Basis Point Change
	October 31, 2006	-300	-200	-100	+100	+200	+300

Mortgage loans held for investment	$683,839	$23,326	$17,029	$10,195	$(15,805)	$(32,493)	$(48,864)
Mortgage loans held for sale	432,064	18,108	11,762	5,882	(5,930)	(11,506)	(15,470)
     There have been no other material changes in our market risks from those reported at April 30, 2006 in our Annual Report on Form 10-K.
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
RAL LITIGATION
We reported in our annual report on Form 10-K for the year ended April 30, 2006, certain events and information regarding lawsuits throughout the country regarding the RAL Cases. The RAL Cases have involved a variety of legal theories asserted by plaintiffs. These theories include allegations that, among other things, disclosures in the RAL applications were inadequate, misleading and untimely; the RAL interest rates were usurious and unconscionable; we did not disclose that we would receive part of the finance charges paid by the customer for such loans; untrue, misleading or deceptive statements in marketing RALs; breach of state laws on credit service organizations; breach of contract, unjust enrichment, unfair and deceptive acts or practices; violations of the federal Racketeer Influenced and Corrupt Organizations Act; violations of the federal Fair Debt Collection Practices Act and unfair competition regarding debt collection activities; and that we owe, and breached, a fiduciary duty to our customers in connection with the RAL program.
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
     Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al., (formerly Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., Block Financial Corporation, et al.) Case No. 98 C 2178, United States District Court for the Northern District of Illinois, Eastern Division, instituted on April 18, 1998. This case constitutes one of the 2006 Settlements. On April 19, 2006, we entered into a settlement agreement regarding this case, subject to final court approval. The settlement was approved by the court on August 28, 2006. Appeals have been filed and are pending.
     Sandra J. Basile, et al. v. H&R Block, Inc., et al, April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. The court decertified the class on December 31, 2003. The Pennsylvania appellate court subsequently reversed the trial court’s decertification decision. On September 26, 2006, the Pennsylvania Supreme Court reversed the appellate court’s reversal of the trial court’s decision to decertify the class. The plaintiff is seeking further review by the appellate court.
     Deadra D. Cummins, et al. v. H&R Block, Inc., et al., Case No. 03-C-134 in the Circuit Court of Kanawha County, West Virginia, instituted on January 22, 2003. The court approved the settlement of this case on June 8, 2006. An appeal has been filed and is pending.
PEACE OF MIND LITIGATION
Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Civil Action 2003L000004, in the Circuit Court of Madison County, Illinois, is a class action case filed on January 18, 2002, that was granted class certification on August 27, 2003. Plaintiffs’ claims consist of five counts relating to the Peace of Mind (POM) program under which the applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The plaintiffs allege that the sale of POM guarantees constitutes (i) statutory fraud by selling insurance without a license, (ii) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (iii) a breach of fiduciary duty. In August 2003, the court certified the plaintiff classes consisting of all persons who from January 1, 1997 to final judgment (i) were charged a separate fee for POM by “H&R Block” or a defendant H&R Block class member; (ii) reside in certain class states and were charged a separate fee for POM by “H&R Block” or a defendant H&R Block class member not licensed to sell insurance; and (iii) had an unsolicited charge for POM posted to their bills by “H&R Block” or a defendant H&R Block class member. Persons who received the POM guarantee through an H&R Block Premium office and persons who reside in Alabama are excluded from the plaintiff class. The court also certified a defendant class consisting of any entity with names that include “H&R Block” or “HRB,” or are otherwise affiliated or associated with H&R Block Tax Services, Inc., and that sold or sells the POM product. The trial court subsequently denied the defendants’ motion to certify class certification issues for interlocutory appeal. Discovery is proceeding. No trial date has been set, although plaintiffs have indicated that they plan to seek a trial in July 2007.
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

H&R Block, Inc. and H&R Block Financial Advisors, Inc. The complaint alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product. The complaint seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. On December 1, 2006, the Supreme Court of the State of New York issued a ruling that dismissed the New York Attorney General’s lawsuit in its entirety, but granted the New York Attorney General leave to amend and refile the lawsuit. We intend to defend this case vigorously, but there are no assurances as to its outcome.
     In addition to the New York Attorney General action, a number of civil actions were filed against us concerning the Express IRA matter, the first of which was filed on March 17, 2006. All of the civil actions pending in federal court have been consolidated by the panel for Multi-District Litigation into a single action styled In re H&R Block, Inc. Express IRA Marketing Litigation in the United States District Court for the Western District of Missouri. We intend to defend these cases vigorously, but there are no assurances as to their outcome.
SECURITIES AND SHAREHOLDER DERIVATIVE LITIGATION
On March 17, 2006, the first of three putative class actions alleging violations of certain securities laws are were filed against the Company and certain of its current and former officers and directors (the “Securities Class Action Cases”). In addition, on April 5, 2006, the first of six shareholder derivative actions purportedly brought on behalf of the Company (which is named as a “nominal defendant”) were filed against certain of the Company’s current and former directors and officers (the “Derivative Cases”). The Securities Class Action Cases alleged, among other things, deceptive, material and misleading financial statements, failure to prepare financial statements in accordance with generally accepted accounting principles and concealment of the potential for lawsuits stemming from the allegedly fraudulent nature of the Company’s operations. The actions seek unspecified damages and equitable relief. The Derivative Cases generally involved allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste and unjust enrichment pertaining to (i) the Company’s restatement of financial results due to errors in determining the Company’s state effective income tax rate and (ii) certain of the Company’s products and other business activities. On September 20, 2006, the United States District Court for the Western District of Missouri ordered all of the Securities Class Action Cases and the Derivative Cases consolidated into a single action styled In re H&R Block Securities Litigation. The court will appoint a lead plaintiff who will then file a consolidated complaint. We intend to defend this litigation vigorously, but there are no assurances as to its outcome.
OTHER CLAIMS AND LITIGATION
As reported previously, the NASD brought charges against HRBFA regarding the sale by HRBFA of Enron debentures in 2001. A hearing for this matter commenced in May 2006, was recessed until the fall of 2006 and is scheduled to continue through August 2007. We intend to defend the NASD charges vigorously, although there can be no assurances regarding the outcome and resolution of the matter.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
A summary of our purchases of H&R Block common stock during the second quarter of fiscal year 2007 is as follows:

(shares in 000s)
			Total Number of Shares	Maximum Number
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased (1)	per Share	Plans or Programs (2)	the Plans or Programs (2)

August 1 – August 31	6	$23.49	—	22,352
September 1 – September 30	6	$21.97	—	22,352
October 1 – October 31	(2)	$25.10	—	22,352

(1)	We purchased 9,911 shares in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on nonvested shares.

(2)	On June 9, 2004, our Board of Directors approved the repurchase of 15.0 million shares of H&R Block, Inc. common stock. On June 7, 2006, our Board approved an additional authorization to repurchase 20.0 million shares. These authorizations have no expiration date.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of shareholders was held on September 7, 2006, at which four Class II directors were elected to serve three-year terms and the proposals set forth below were submitted to a vote of shareholders. The number of votes cast for, against or withheld, the number of abstentions, and the number of no votes (if applicable) for the election of directors and each proposal were as follows:

Election of Class II Directors
Nominee	Votes FOR	Votes WITHHELD	Votes AGAINST

Jerry D. Choate	256,809,629	11,097,642	—
Henry F. Frigon	250,383,059	17,524,212	—
Roger W. Hale	250,693,550	17,213,721	—
Len J. Lauer	256,711,052	11,196,219	—
Peter Skillern	—	—	267,906,972

Approval of Amendment to 1999 Stock Option Plan for Seasonal Employees

Votes For	187,679,313
Votes Against	47,643,970
Abstain	2,462,535
Approval of Material Terms of Performance Goals for Performance Shares Issued Pursuant to the 2003 Long-Term Executive Compensation Plan

Votes For	251,458,763
Votes Against	13,370,783
Abstain	3,008,727
Ratification of the Appointment of KPMG LLP as our Independent Accountants for the fiscal year ended April 30, 2007

Votes For	229,774,327
Votes Against	35,720,366
Abstain	2,411,470
     At the close of business on July 5, 2006, the record date for the annual meeting of shareholders, there were 324,545,858 shares of our Common Stock outstanding and entitled to vote at the meeting. There were 267,906,572 shares represented at the annual meeting of shareholders.

ITEM 6.	EXHIBITS

10.1	Omnibus Amendment No. 2 dated as of September 8, 2006 among Option One Mortgage Corporation, Option One Owner Trust 2002-3 and UBS Real Estate Securities Inc.

10.2	Omnibus Amendment Number One to the Option One Owner Trust Facility dated as of September 21, 2006, among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2005-7, Wells Fargo Bank, N. A., HSBC Securities (USA) Inc., HSBC Bank USA, N.A. and Bryant Park Funding LLC.

10.3	Fourth Amended and Restated Pricing Side Letter dated as of October 3, 2006 among Option One Owner Trust 2003-4, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., Falcon Asset Securitization Company LLC, JPMorgan Chase Bank, N.A. and Park Avenue Receivables Company LLC.

10.4	Omnibus Amendment Number One to the Option One Owner Trust 2005-8 Warehouse Facility dated as of October 6, 2006 among Option One Loan Warehouse Corporation, Option One Mortgage Corporation, Option One Owner Trust 2005-8, Merrill Lynch Bank USA and Wells Fargo Bank, N.A,

10.5	Omnibus Amendment No. 3 dated as of October 10, 2006 among Option One Mortgage Corporation, Option One Owner Trust 2002-3 and UBS Real Estate Securities Inc.

10.6	Omnibus Amendment Number Two to the Option One Owner Trust Facility Dated as of October 31, 2006, among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2005-7, Wells Fargo Bank, N. A., HSBC Securities (USA) Inc., HSBC Bank USA, N.A. and Bryant Park Funding LLC.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

Mark A. Ernst Chairman of the Board, President
and Chief Executive Officer
December 11, 2006

William L. Trubeck
Executive Vice President and
Chief Financial Officer
December 11, 2006

Jeffrey E. Nachbor
Senior Vice President and
Corporate Controller
December 11, 2006