Form 10-Q
period 2007-01-31
H&R BLOCK INC
filed 2007-03-14
CIK 12659

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on February 28, 2007 was 322,926,550 shares.

Form 10-Q for the Period Ended January 31, 2007

Page
PART I Financial Information

Item 1. Condensed Consolidated Balance Sheets January 31, 2007 and April 30, 2006	1

Condensed Consolidated Statements of Income and Comprehensive Income Three and Nine Months Ended January 31, 2007 and 2006	2

Condensed Consolidated Statements of Cash Flows Nine Months Ended January 31, 2007 and 2006	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	45

Item 4. Controls and Procedures	46

PART II Other Information

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	49

Item 2. Unregistered Sales of Equity Securities	49

Item 6. Exhibits	49

SIGNATURES	52
Omnibus Amendment and Consent Agreement
Amendment Number Five to the Second Amended and Restated Sale and Servicing Agreement
Amendment Number Nine to the Amended and Restated Indenture
Omnibus Amendment and Consent Agreement
Waiver and Amendment
Second Amended and Restated Sale and Servicing Agreement
Second Amended and Restated Note Purchase Agreement
Indenture
Omnibus Amendment and Consent Agreement
Waiver
Amendment Number Two to the Amended and Restated Sale and Servicing Agreement
Amendment Number Two to the Note Purchase Agreement
Omnibus Amendment and Consent Agreement
Omnibus Agreement
Omnibus Amendment Number Four
Omnibus Amendment and Consent Agreement
Omnibus Amendment and Consent Agreement
Omnibus Amendment and Consent Agreement
Omnibus Amendment and Consent Agreement
Supplemental Indenture No. 2
Amendment Number One to the Sale and Servicing Agreement
Sale and Servicing Agreement
Note Purchase Agreement
Indenture
Joinder and First Amendment to Program Contracts
Second Amendment to Program Contracts
First Amended and Restated HSBC Refund Anticipation Loan
First Amended and Restated HSBC Settlement Products Servicing Agreement
Credit and Guarantee Agreement
First Amendment to the Five-Year Credit and Guarantee Agreement
First Amendment to the Amended and Restated Five-Year Credit and Guarantee Agreement
Separation and Release Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

CONDENSED CONSOLIDATED BALANCE SHEETS

	(amounts in 000s, except share amounts)
	January 31, 2007	April 30, 2006

	(Unaudited)
ASSETS
Cash and cash equivalents	$1,082,666	$677,204
Cash and cash equivalents — restricted	432,524	385,623
Receivables from customers, brokers, dealers and clearing organizations, net	424,874	496,577
Receivables, less allowance for doubtful accounts of $54,974 and $64,480	2,376,846	482,144
Prepaid expenses and other current assets	202,309	152,701
Current assets of discontinued operations, held for sale	988,060	594,187

Total current assets	5,507,279	2,788,436

Mortgage loans held for investment, net	1,069,626	—
Property and equipment, at cost less accumulated depreciation and amortization of $645,913 and $627,181	392,706	356,812
Intangible assets, net	184,290	219,494
Goodwill, net	982,598	947,985
Other assets	386,986	375,395
Noncurrent assets of discontinued operations, held for sale	836,493	1,301,013

Total assets	$9,359,978	$5,989,135

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Commercial paper and other short-term borrowings	$2,926,421	$—
Current portion of long-term debt	512,333	506,992
Accounts payable to customers, brokers and dealers	684,475	781,303
Customer banking deposits	1,632,875	—
Accounts payable, accrued expenses and other current liabilities	496,084	612,181
Accrued salaries, wages and payroll taxes	249,243	270,303
Accrued income taxes	71,079	505,690
Current liabilities of discontinued operations, held for sale	497,749	216,967

Total current liabilities	7,070,259	2,893,436

Long-term debt	416,183	417,539
Other noncurrent liabilities	343,362	530,361

Total liabilities	7,829,804	3,841,336

Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, 435,890,796 shares issued at January 31, 2007 and April 30, 2006	4,359	4,359
Additional paid-in capital	662,297	653,053
Accumulated other comprehensive income	6,975	21,948
Retained earnings	3,015,880	3,492,059
Less cost of 113,071,487 and 107,377,858 shares of common stock in treasury	(2,159,337)	(2,023,620)

Total stockholders’ equity	1,530,174	2,147,799

Total liabilities and stockholders’ equity	$9,359,978	$5,989,135

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	(Unaudited, amounts in 000s,
	except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006

Revenues:
Service revenues	$758,005	$706,159	$1,420,029	$1,214,895
Other revenues:
Product and other revenues	160,894	135,332	192,064	167,775
Interest income	36,217	18,762	92,429	51,311

	955,116	860,253	1,704,522	1,433,981

Operating expenses:
Cost of services	587,873	559,082	1,377,919	1,175,869
Cost of other revenues	69,962	40,281	115,002	59,176
Selling, general and administrative	269,393	297,401	592,155	586,700

	927,228	896,764	2,085,076	1,821,745

Operating income (loss)	27,888	(36,511)	(380,554)	(387,764)
Interest expense	(12,066)	(12,211)	(36,292)	(37,031)
Other income, net	3,031	3,708	15,097	13,951

Income (loss) from continuing operations before tax benefit	18,853	(45,014)	(401,749)	(410,844)
Income tax benefit	(6,112)	(14,766)	(172,726)	(158,391)

Net income (loss) from continuing operations	24,965	(30,248)	(229,023)	(252,453)
Net income (loss) from discontinued operations	(85,217)	42,361	(119,066)	155,323

Net income (loss)	$(60,252)	$12,113	$(348,089)	$(97,130)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$0.08	$(0.09)	$(0.71)	$(0.77)
Net income (loss) from discontinued operations	(0.27)	0.13	(0.37)	0.47

Net income (loss)	$(0.19)	$0.04	$(1.08)	$(0.30)

Basic shares	322,350	327,289	322,588	328,017

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$0.08	$(0.09)	$(0.71)	$(0.77)
Net income (loss) from discontinued operations	(0.26)	0.13	(0.37)	0.47

Net income (loss)	$(0.18)	$0.04	$(1.08)	$(0.30)

Diluted shares	326,048	327,289	322,588	328,017

Dividends per share	$0.14	$0.13	$0.40	$0.36

Comprehensive income (loss):
Net income (loss)	$(60,252)	$12,113	$(348,089)	$(97,130)
Change in unrealized gain on available-for-sale securities, net	(14,350)	(3,002)	(15,194)	(32,466)
Change in foreign currency translation adjustments	(268)	(7,820)	221	(2,611)

Comprehensive income (loss)	$(74,870)	$1,291	$(363,062)	$(132,207)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited, amounts in 000s)
Nine months ended January 31,	2007	2006

Cash flows from operating activities:
Net loss	$(348,089)	$(97,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,909	111,396
Tax benefits from stock-based compensation	(12,314)	19,967
Excess tax benefits from stock-based compensation	(2,379)	—
Change in participation in tax client loans receivable	(1,691,351)	(843,146)
Net cash provided by (used in) operating activities of discontinued operations	573,201	(478,015)
Other, net of acquisitions	(1,417,241)	(407,464)

Net cash used in operating activities	(2,778,264)	(1,694,392)

Cash flows from investing activities:
Mortgage loans originated or purchased for investment, net	(1,073,012)	—
Purchases of property and equipment, net	(129,905)	(134,328)
Payments made for business acquisitions, net of cash acquired	(24,670)	(209,816)
Net cash provided by investing activities of discontinued operations	18,322	72,247
Other, net	30,542	17,625

Net cash used in investing activities	(1,178,723)	(254,272)

Cash flows from financing activities:
Repayments of commercial paper	(4,901,618)	(2,632,444)
Proceeds from issuance of commercial paper	6,397,656	4,678,392
Repayments of other short-term borrowings	(889,722)	—
Proceeds from other short-term borrowings	2,320,105	550,000
Customer deposits	1,632,875	—
Dividends paid	(128,088)	(118,665)
Acquisition of treasury shares	(188,562)	(260,078)
Excess tax benefits from stock-based compensation	2,379	—
Proceeds from exercise of stock options	19,183	95,930
Net cash provided by financing activities of discontinued operations	172,301	—
Other, net	(74,060)	(9,349)

Net cash provided by financing activities	4,362,449	2,303,786

Net increase in cash and cash equivalents	405,462	355,122
Cash and cash equivalents at beginning of the period	677,204	1,072,299

Cash and cash equivalents at end of the period	$1,082,666	$1,427,421

Supplementary cash flow data:
Income taxes paid	$378,377	$224,774
Interest paid	103,252	62,980
See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The condensed consolidated balance sheet as of January 31, 2007, the condensed consolidated statements of income and comprehensive income for the three and nine months ended January 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended January 31, 2007 and 2006 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2007 and for all periods presented have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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
     In March 2006, the Office of Thrift Supervision (OTS) approved the charter of H&R Block Bank (HRB Bank). HRB Bank commenced operations on May 1, 2006, at which time we realigned certain segments of our business to reflect a new management reporting structure. The previously reported Investment Services segment and HRB Bank were combined in the Consumer Financial Services segment.
     On November 6, 2006 we announced we would evaluate strategic alternatives for Option One Mortgage Corporation (OOMC), including a possible sale or other transaction through the public markets. On January 20, 2007, our Board of Directors approved the plan to sell OOMC and its wholly-owned subsidiary, H&R Block Mortgage Corporation (HRBMC). As of January 31, 2007, we met the criteria requiring us to present the assets and liabilities of OOMC and HRBMC, as held-for-sale and the related financial results as discontinued operations in the condensed consolidated financial statements for all periods presented.
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
2. Earnings (Loss) Per Share
Basic and diluted loss per share is computed using the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

	(in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006

Net income (loss) from continuing operations	$24,965	$(30,248)	$(229,023)	$(252,453)

Basic weighted average common shares	322,350	327,289	322,588	328,017
Potential dilutive shares from stock options and restricted stock	3,696	—	—	—
Convertible preferred stock	2	—	—	—

Dilutive weighted average common shares	326,048	327,289	322,588	328,017

Earnings (loss) per share from continuing operations:
Basic	$0.08	$(0.09)	$(0.71)	$(0.77)
Diluted	0.08	(0.09)	(0.71)	(0.77)

     Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 28.0 million shares for the nine months ended January 31, 2007 and 29.3 million shares of stock for the three and nine months ended January 31, 2006, as the effect would be antidilutive due to the net loss from continuing operations during each period.
     The weighted average shares outstanding for the three and nine months ended January 31, 2007 decreased to 322.4 million and 322.6 million, respectively, from 327.3 million and 328.0 million last year, primarily due to purchases of treasury shares. The effect of these purchases was partially offset by the issuance of treasury shares related to our stock-based compensation plans.
     During the nine months ended January 31, 2007 and 2006, we issued 2.8 million and 6.3 million shares of common stock, respectively, pursuant to the exercise of stock options, employee stock purchases and awards of nonvested shares, in accordance with our stock-based compensation plans.
     During the nine months ended January 31, 2007, we acquired 8.5 million shares of our common stock, of which 8.1 million shares were purchased from third parties with the remaining shares swapped or surrendered to us, at an aggregate cost of $188.6 million. During the nine months ended January 31, 2006, we acquired 9.2 million shares of our common stock, of which 9.0 million shares were purchased from third parties with the remaining shares swapped or surrendered to us, at an aggregate cost of $260.1 million.
3. Receivables
     Receivables consist of the following:

	(in 000s)
	January 31, 2007	January 31, 2006	April 30, 2006

Participation in tax client loans	$1,733,155	$900,230	$41,804
Business Services accounts receivable	330,157	312,087	336,532
Receivables for tax-related fees	119,186	115,906	23,154
Loans to franchisees	62,962	60,185	45,062
Royalties from franchisees	68,153	50,575	793
Software receivables	20,662	18,938	17,700
Other	97,545	70,367	81,579

	2,431,820	1,528,288	546,624
Allowance for doubtful accounts	(54,974)	(34,144)	(64,480)

	$2,376,846	$1,494,144	$482,144

4. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended January 31, 2007 consist of the following:

				(in 000s)
	April 30, 2006	Additions	Other	January 31, 2007

Tax Services	$376,515	$9,902	$(162)	$386,255
Business Services	397,516	28,619	(3,746)	422,389
Consumer Financial Services	173,954	—	—	173,954

Total	$947,985	$38,521	$(3,908)	$982,598

     We test goodwill for impairment annually at the beginning of our fourth quarter, or more frequently if events occur indicating it is more likely than not the fair value of a reporting unit’s net assets has been reduced below its carrying value. No such events were identified within any of our segments during the nine months ended January 31, 2007. Goodwill totaling $152.5 million is included in assets held for sale on our condensed consolidated balance sheets.

     Intangible assets consist of the following:

	(in 000s)
	January 31, 2007			April 30, 2006

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$30,900	$(13,602)	$17,298	$27,257	$(10,842)	$16,415
Noncompete agreements	20,329	(18,038)	2,291	18,879	(17,686)	1,193
Trade name	25	—	25	—	—	—
Business Services:
Customer relationships	157,129	(91,665)	65,464	153,844	(81,178)	72,666
Noncompete agreements	33,460	(16,739)	16,721	32,534	(14,300)	18,234
Trade name — amortizing	4,050	(2,849)	1,201	4,050	(1,823)	2,227
Trade name — non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769
Consumer Financial Services:
Customer relationships	293,000	(262,479)	30,521	293,000	(235,010)	57,990

Total intangible assets	$594,530	$(410,240)	$184,290	$585,201	$(365,707)	$219,494

     Amortization of intangible assets for the three and nine months ended January 31, 2007 was $16.4 million and $45.7 million, respectively. Amortization of intangible assets for the three and nine months ended January 31, 2006 was $16.7 million and $47.3 million, respectively. Estimated amortization of intangible assets for fiscal years 2007 through 2011 is $58.3 million, $40.9 million, $17.7 million, $15.1 million and $13.6 million, respectively.
     In October 2005, we acquired all outstanding common stock of American Express Tax and Business Services, Inc. for an aggregate purchase price of $190.7 million. The purchase price is subject to certain contractual post-closing adjustments, which may or may not reduce the final purchase price. These adjustments have not been finalized and any future adjustment would be made to goodwill. During the nine months ended January 31, 2007, we adjusted deferred tax balances initially recorded in connection with this acquisition resulting in an increase of $17.7 million to goodwill.
5. Stock-Based Compensation
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
     The following is a comparison of reported and pro forma results had compensation cost for all stock-based compensation grants been determined in accordance with SFAS 123 for the three and nine months ended January 31, 2006.

	(in 000s, except per share amounts)
	Three months ended	Nine months ended
	January 31, 2006	January 31, 2006

Net income (loss) as reported	$12,113	$(97,130)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	9,916	21,927
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(12,460)	(29,558)

Pro forma net income (loss)	$9,569	$(104,761)

Basic and diluted earnings (loss) per share:
As reported	$0.04	$(0.30)
Pro forma	0.03	(0.32)

     Stock-based compensation expense of $13.7 million and $35.5 million and the related tax benefits of $4.7 million and $12.1 million are included in our results for the three and nine months ended January 31, 2007.
     SFAS 123R requires the reclassification, in the statement of cash flows, of the excess tax benefits from stock-based compensation from operating cash flows to financing. As a result, we classified $2.4 million as a cash inflow from financing activities rather than as an operating activity for the nine months ended January 31, 2007.
     We have four stock-based compensation plans which have been approved by our shareholders. As of January 31, 2007, we had approximately 25.6 million shares reserved for future awards under these plans. We issue shares from our treasury stock to satisfy the exercise or release of stock-based awards.
     Our 2003 Long-Term Executive Compensation Plan provides for awards of options (both incentive and nonqualified), nonvested shares, performance nonvested share units and other stock-based awards to employees. These awards entitle the holder to shares or the right to purchase shares of common stock as the award vests, typically over a three-year period with one-third vesting each year. Nonvested shares receive dividends during the vesting period and performance nonvested share units receive cumulative dividends at the end of the vesting period. We measure the fair value of options on the grant date or modification date using the Black-Scholes option valuation model. We measure the fair value of nonvested shares and performance nonvested share units based on the closing price of our common stock on the grant date. Generally, we expense the grant-date fair value, net of estimated forfeitures, over the vesting period on a straight-line basis. Upon adoption of SFAS 123R, awards granted to employees who are of retirement age, or reach retirement age at least one year after the grant date but prior to the end of the service period of the award, are expensed over the shorter of the two periods. Options are granted at a price equal to the fair market value of our common stock on the grant date and have a contractual term of ten years.
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
     Our 1989 Stock Option Plan for Outside Directors provides for awards of nonqualified options to outside directors. These awards entitle the holder to the right to purchase shares of common stock. We measure the fair value of options on the grant date using the Black-Scholes option valuation model. These awards vest immediately upon issuance and are therefore fully expensed on the grant date. Options are granted at a price equal to the fair market value of our common stock on the grant date and have a contractual term of ten years.
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

     A summary of options for the nine months ended January 31, 2007 is as follows:

	(in 000s, except per share amounts)
			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding, beginning of period	26,048	$21.40
Granted	5,036	23.84
Exercised	(1,246)	15.52
Forfeited or expired	(4,201)	23.82

Outstanding, end of period	25,637	21.77	5 years	$101,483

Exercisable, end of period	18,821	$20.66	4 years	$97,171
Exercisable and expected to vest	24,535	21.63	5 years	100,784
     The total intrinsic value of options exercised during the nine months ended January 31, 2007 and 2006 was $9.6 million and $41.0 million, respectively. We utilize the Black-Scholes option pricing model to value our options on the grant date. We estimated the expected volatility using our historical stock price data. We also used historical exercise and forfeiture behaviors to estimate the options expected term and our forfeiture rate. The following assumptions were used to value options during the periods:

Nine months ended January 31,	2007	2006

Options — management and director:
Expected volatility	21.70% - 29.06%	26.40% - 27.81%
Expected term	4-7 years	5 years
Dividend yield	2.15% - 2.62%	1.71% - 2.15%
Risk-free interest rate	4.33% - 5.10%	3.65% - 4.30%
Weighted-average fair value	$5.15	$7.39

Options — seasonal:
Expected volatility	20.05%	23.28%
Expected term	2 years	2 years
Dividend yield	2.26%	1.71%
Risk-free interest rate	5.11%	3.61%
Weighted-average fair value	$3.17	$4.16

ESPP options:
Expected volatility	26.30%	24.52%
Expected term	0.5 years	0.5 years
Dividend yield	2.26%	1.71%
Risk-free interest rate	5.24%	3.37%
Weighted-average fair value	$4.20	$4.99
     A summary of nonvested shares and performance nonvested share units for the nine months ended January 31, 2007 is as follows:

	(shares in 000s)
		Weighted Average
	Shares	Grant Date Fair Value

Outstanding, beginning of period	2,455	$25.27
Granted	1,205	23.42
Released	(1,040)	24.94
Forfeited	(306)	24.85

Outstanding, end of period	2,314	24.93

     The total fair value of shares vesting during the nine months ended January 31, 2007 and 2006 was $24.6 million and $17.2 million, respectively. Upon the grant of nonvested shares and performance nonvested share units, unearned compensation cost is recorded as an offset to additional paid in capital and is amortized as compensation expense over the vesting period. As of January 31, 2007, we had $47.6 million of total unrecognized compensation cost related to these shares. This cost is expected to be recognized over a weighted-average period of two years.

6. Regulatory Requirements
Registered Broker-Dealer
HRBFA is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers. At January 31, 2007, HRBFA’s net capital of $126.1 million, which was 27.7% of aggregate debit items, exceeded its minimum required net capital of $9.1 million by $117.0 million.
     Pledged securities at January 31, 2007 totaled $38.7 million, an excess of $2.6 million over the margin requirement.
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
     Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of capital to assets. As shown in the table below, at December 31, 2006, the most recent date of reporting to Federal banking agencies, HRB Bank is categorized as “well capitalized” for regulatory purposes, which is the highest classification. There are no conditions or events since December 31, 2006 that management believes have changed HRB Bank’s category. At January 31, 2007, management believes that HRB Bank meets all capital adequacy requirements to which it is subject. However, events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which HRB Bank’s loans or securities are concentrated, could adversely affect future earnings and consequently, HRB Bank’s ability to meet its future capital requirements.
     HRB Bank’s capital amounts and ratios as of December 31, 2006 are presented in the table below:

	(dollars in 000s)
			Minimum Required to
			Qualify as Well
	Actual		Capitalized

	Amount	Ratio	Amount	Ratio

Tier 1 capital to adjusted total assets (leverage)	$163,670	17.4%	$46,900	5.0%
Total risk-based capital to total risk-weighted assets	$165,714	36.0%	$46,071	10.0%
     Additionally, H&R Block, Inc. is now subject to a three percent minimum ratio of adjusted tangible capital to adjusted total assets, as defined by the OTS. As of January 31, 2007 our ratio of adjusted tangible capital to adjusted total assets was approximately 1%. We fell below the minimum required ratio due to losses in our mortgage operations and seasonal fluctuations in our consolidated balance sheet. We notified the OTS of our failure to meet this requirement and the OTS requested that we provide a plan and expected timeframe for regaining compliance. We provided the OTS a corrective action plan stating our belief that our noncompliance would be remedied by February 28, 2007. We have agreed to provide the OTS with the calculation of this ratio as of February 28, 2007, although it is normally required only at the end of our fiscal quarters. We have not received further requests from the OTS as of the date of this filing. We believe we have the ability to meet the required minimum ratio on an ongoing basis.
7. Commitments and Contingencies
We entered into a $3.0 billion line of credit agreement with HSBC Finance Corporation (HSBC Finance) effective January 2, 2007 for use as an alternate funding source for the purchase of refund anticipation loan (RAL) participations. This line is subject to various covenants that are substantially similar to our primary unsecured committed lines of credit (CLOCs), and is secured by our RAL participations. The balance outstanding on this facility at January 31, 2007 was $1.4 billion.
     We entered into a $300.0 million committed line of credit agreement with BNP Paribas for the period January 2 through February 23, 2007 to cover our peak liquidity needs. This line is subject to various covenants that are substantially similar to those of our primary unsecured CLOCs. There was no balance outstanding on this line at January 31, 2007.
     Our Canadian commercial paper issuances are supported by a credit facility provided by one bank in scheduled amounts ranging from $1.0 million to $225.0 million (Canadian) based on anticipated operational needs. The Canadian CLOC was renewed in November 2006 for an additional 364 days.
     Changes in the deferred revenue liability related to our Peace of Mind (POM) program are as follows:

	(in 000s)
Nine months ended January 31,	2007	2006

Balance, beginning of period	$141,684	$130,762
Amounts deferred for new guarantees issued	20,971	20,533
Revenue recognized on previous deferrals	(59,085)	(55,932)

Balance, end of period	$103,570	$95,363

     The following table summarizes certain of our other contractual obligations and commitments:

	(in 000s)
As of	January 31, 2007	April 30, 2006

Commitment to fund Franchise Equity Lines of Credit	$82,203	$75,909
Media advertising purchase obligation	48,006	—
Contingent business acquisition obligations	16,319	24,482
     On November 1, 2006 we entered into an agreement to purchase $57.2 million in media advertising between November 1, 2006 and June 30, 2009. During our third quarter, we purchased $9.2 million in advertising for our retail tax business, leaving a remaining commitment of $48.0 million at January 31, 2007. We expect to make payments totaling $19.4 million, $20.6 million and $17.2 million during fiscal years 2007, 2008 and 2009, respectively.
     HRB Bank is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which extends credit to member banks based on eligible collateral. At January 31, 2007, HRB Bank had FHLB advance capacity of $594.0 million, and there was no outstanding balance on this facility.
     We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees, including obligations to protect counterparties from losses arising from the following: (a) tax, legal and other risks related to the purchase or disposition of businesses; (b) penalties and interest assessed by Federal and state taxing authorities in connection with tax returns prepared for clients; (c) indemnification of our directors and officers; and (d) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance that such claims will not be successfully asserted, we believe the fair value of these guarantees and indemnifications is not material as of January 31, 2007.

8. Litigation and Related Contingencies
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
     We are also a party to claims, lawsuits and investigations pertaining to our electronic tax return filing services, our Peace of Mind guarantee program, our Express IRA product, tax planning services and RSM EquiCo business valuation services. These claims, lawsuits and investigations include actions by state attorneys general, individual plaintiffs, and cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. We intend to continue defending these cases vigorously, although there are no assurances as to their outcome.
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
     In addition to the aforementioned types of cases, we are parties to claims and lawsuits that we consider to be ordinary, routine disputes incidental to our business (Other Claims and Lawsuits), including claims and lawsuits concerning the preparation of customers’ income tax returns, tax planning services, the fees charged customers for various services, investment products, relationships with franchisees, contract disputes, employment matters and civil actions, arbitrations, regulatory inquiries and investigations and class actions arising out of our business as a broker-dealer and provider of investment products and as a servicer of mortgage loans. We believe we have meritorious defenses to each of the Other Claims and Lawsuits and are defending them vigorously. Although we cannot provide assurance we will ultimately prevail in each instance, we believe that amounts, if any, required to be paid in the discharge of liabilities or settlements pertaining to Other Claims and Lawsuits will not have a material adverse effect on our consolidated financial statements. Regardless of outcome, claims and litigation can adversely affect us due to defense costs, diversion of management attention and time, and publicity related to such matters.

9. Segment Information
     Information concerning our operations by reportable operating segment is as follows:

	(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006

Revenues:
Tax Services	$628,051	$548,494	$776,183	$686,498
Business Services	215,895	235,840	650,129	529,491
Consumer Financial Services	107,511	73,176	267,888	211,177
Corporate	3,659	2,743	10,322	6,815

	$955,116	$860,253	$1,704,522	$1,433,981

Pretax income (loss):
Tax Services	$59,333	$(6,332)	$(261,257)	$(293,702)
Business Services	(1,425)	(1,035)	(34,734)	(9,943)
Consumer Financial Services	10,959	(7,668)	5,572	(23,126)
Corporate	(50,014)	(29,979)	(111,330)	(84,073)

Income (loss) of continuing operations before taxes	$18,853	$(45,014)	$(401,749)	$(410,844)

     HRB Bank commenced operations on May 1, 2006, at which time we realigned certain segments of our business to reflect a new management reporting structure. The previously reported Investment Services segment and HRB Bank are now reported in the Consumer Financial Services segment. Presentation of prior-year results reflects the new segment alignment.
     The Consumer Financial Services segment is primarily engaged in offering advice-based brokerage services and investment planning through HRBFA and full-service banking through HRB Bank. HRBFA offers traditional brokerage services, as well as annuities, insurance, fee-based accounts, online account access, equity research and focus lists, model portfolios, asset allocation strategies, and other investment tools and information. HRB Bank offers traditional banking services including checking and savings accounts, home equity lines of credit, individual retirement accounts, certificates of deposit and prepaid debit card accounts. HRB Bank also purchases loans from OOMC, HRBMC and other lenders to hold for investment purposes. All intersegment transactions are eliminated in consolidation.
     As of January 31, 2007, we met the criteria requiring us to present the assets and liabilities of OOMC and its wholly-owned subsidiary, HRBMC, as held-for-sale and the related financial results as discontinued operations in the condensed consolidated financial statements for all periods presented. See note 11 for additional information.
10. New Accounting Pronouncements
In February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (SFAS 159), was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of our fiscal year 2009. We are currently evaluating what effect the adoption of SFAS 159 will have on our consolidated financial statements.
     In September 2006, Statement of Financial Accounting Standards No. 157, “Fair Value Instruments,” (SFAS 157), was issued. The provisions of this standard include guidelines about the extent to which companies measure assets and liabilities at fair value, the effect of fair value measurements on earnings, risk-adjusted fair value and establishes a fair value hierarchy that prioritizes the information used in developing assumptions when valuing an asset or liability. The provisions of this standard are effective as of the beginning of our fiscal year 2009. We are currently evaluating what effect the adoption of SFAS 157 will have on our consolidated financial statements.
     In September 2006, Staff Accounting Bulleting No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), was issued. SAB 108 provides guidance on how prior year misstatements should be quantified when determining if current year financial statements are materially misstated. These provisions are effective for the current fiscal year, with earlier interim period adoption permitted. We are currently evaluating what effect the adoption of SAB 108 will have on our consolidated financial statements.

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
11. Discontinued Operations
Financial Statement Presentation
On November 6, 2006, we announced we would evaluate strategic alternatives for OOMC, including a possible sale or other transaction through the public markets. On January 20, 2007, our Board of Directors approved the plan to sell OOMC and its wholly-owned subsidiary, HRBMC. As of January 31, 2007, we met the criteria requiring us to present the assets and liabilities of OOMC and HRBMC as held-for-sale and the related financial results as discontinued operations in the condensed consolidated financial statements. The financial statements for all periods presented have been reclassified to present discontinued operations as well. Based upon non-binding correspondence received from interested parties in connection with the planned sale, we currently believe we will recover our recorded investment in net assets held for sale. This process is not complete and the ultimate outcome may differ materially from our current expectations.
     Overhead costs previously allocated to these businesses, which totaled $3.1 million and $9.4 million for the three and nine months ended January 31, 2007, respectively, and $2.7 million and $7.8 million for the three and nine months ended January 31, 2006, respectively, are included in continuing operations. OOMC was previously reported in our Mortgage Services segment and HRBMC was reported in our Consumer Financial Services segment.

     The major classes of assets and liabilities reported as held-for-sale are as follows:

	(in 000s)
	January 31, 2007	April 30, 2006

Cash and cash equivalents	$120,454	$25,600
Mortgage loans held for sale	363,016	236,399
Prepaid expenses and other current assets	504,590	332,188

Current assets of discontinued operations	$988,060	$594,187

Beneficial interest in Trusts	$175,220	$188,014
Residual interests in securitizations	110,594	159,058
Mortgage servicing rights	263,140	272,472
Mortgage loans held for investment	—	407,538
Goodwill, net	152,467	152,467
Other assets	135,072	121,464

Noncurrent assets of discontinued operations	$836,493	$1,301,013

Accounts payable, accrued expenses and deposits	$450,553	$156,324
Other liabilities	47,196	60,643

Current liabilities of discontinued operations	$497,749	$216,967

     The financial results of discontinued operations are as follows:

	(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006

Revenue	$56,146	$296,494	$410,760	$942,802
Income (loss) before income tax (benefit)	(161,982)	70,422	(222,831)	257,254
Income tax (benefit)	(76,765)	28,061	(103,765)	101,931

Net income (loss) from discontinued operations	$(85,217)	$42,361	$(119,066)	$155,323

Mortgage Banking Activities
Trading residuals valued at $231.9 million were securitized in net interest margin (NIM) transactions during the current year, with net cash proceeds of $192.5 million received in connection with NIM transactions. In the prior year, trading residuals valued at $234.5 million were securitized with net cash proceeds of $195.2 million received on the transactions. There were no residual interests classified as trading securities as of January 31, 2007 or April 30, 2006. Cash received on trading residual interests is included in operating activities of discontinued operations in the condensed consolidated statements of cash flows.
     Cash flows from available-for-sale residual interests of $13.1 million and $74.9 million were received from the securitization trusts for the nine months ended January 31, 2007 and 2006, respectively, and is included in investing activities of discontinued operations in the condensed consolidated statements of cash flows.
     The following transactions were treated as non-cash investing activities in the condensed consolidated statement of cash flows:

	(in 000s)
Nine months ended January 31,	2007	2006

Residual interest mark-to-market	$2,861	$38,930
Additions to residual interests	39,379	39,378
     Aggregate unrealized gains on available-for-sale residual interests not yet accreted into income totaled $19.3 million at January 31, 2007 and $44.1 million at April 30, 2006. These unrealized gains are recorded net of deferred taxes in other comprehensive income, and may be recognized in income in future periods either through accretion or upon further securitization or sale of the related residual interest.

     Activity related to mortgage servicing rights (MSRs) consists of the following:

	(in 000s)
Nine months ended January 31,	2007	2006

Balance, beginning of period	$272,472	$166,614
Additions	134,216	196,245
Amortization and impairment of fair value	(143,548)	(100,490)

Balance, end of period	$263,140	$262,369

     Estimated amortization of MSRs for fiscal years 2007 through 2011 is $44.1 million, $121.7 million, $58.3 million, $25.4 million and $9.0 million, respectively.
     The key weighted average assumptions we used to estimate the cash flows and values of the residual interests initially recorded during the nine months ended January 31, 2007 and 2006 are as follows:

Nine months ended January 31,	2007	2006

Estimated credit losses	3.24%	2.85%
Discount rate	21.91%	20.34%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at closing date
     The key weighted average assumptions we used to estimate the cash flows and values of the residual interests and MSRs at January 31, 2007 and April 30, 2006 are as follows:

	January 31, 2007	April 30, 2006

Estimated credit losses	3.22%	3.07%
Discount rate — residual interests	24.32%	21.98%
Discount rate — MSRs	18.00%	18.00%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at valuation date
     We originate both adjustable and fixed rate mortgage loans. A key assumption used to estimate the cash flows and values of the residual interests and MSRs is average annualized prepayment speeds. Prepayment speeds include voluntary prepayments, involuntary prepayments and scheduled principal payments. Prepayment rate assumptions used during the current fiscal quarter are as follows:

		Months Outstanding After
	Prior to Initial	Initial Rate Reset Date
	Rate Reset Date	Zero - 3	Remaining Life

Adjustable rate mortgage loans:
With prepayment penalties	31%	71%	38%
Without prepayment penalties	37%	54%	34%
Fixed rate mortgage loans:
With prepayment penalties	29%	45%	34%
     For fixed rate mortgages without prepayment penalties, we use an average prepayment rate of 30% over the life of the loans. Prepayment rate is projected based on actual paydown including voluntary, involuntary and scheduled principal payments.
     Expected static pool credit losses are as follows:

	Mortgage Loans Securitized in Fiscal Year

	Prior to 2002	2002	2003	2004	2005	2006	2007

As of:
January 31, 2007	5.12%	2.41%	2.12%	2.35%	2.21%	3.59%	3.26%
April 30, 2006	4.75%	2.69%	2.13%	2.18%	2.48%	3.05%	—
April 30, 2005	4.52%	2.53%	2.08%	2.30%	2.83%	—	—
April 30, 2004	4.46%	3.58%	4.35%	3.92%	—	—	—

     Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.
     At January 31, 2007, the sensitivities of the current fair value of the residual interests and MSRs to 10% and 20% adverse changes in the above key assumptions are as presented in the following table. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in this table, the effect of a variation of a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

	(dollars in 000s)
	Residential Mortgage Loans
	Available-for-Sale	Beneficial Interest
	Residuals	in Trusts	MSRs

Carrying amount/fair value	$110,594	$175,220	$263,140
Weighted average remaining life (in years)	3.2	2.2	1.3

Prepayments (including defaults):
Adverse 10% — $impact on fair value	$(7,772)	$(5,447)	$(21,890)
Adverse 20% — $impact on fair value	(5,687)	(8,402)	(41,755)

Credit losses:
Adverse 10% — $impact on fair value	$(32,323)	$(6,302)	Not applicable
Adverse 20% — $impact on fair value	(57,732)	(11,571)	Not applicable

Discount rate:
Adverse 10% — $impact on fair value	$(5,522)	$(4,491)	$(6,869)
Adverse 20% — $impact on fair value	(10,594)	(8,797)	(13,444)

Variable interest rates (LIBOR forward curve):
Adverse 10% — $impact on fair value	$988	$(40,717)	Not applicable
Adverse 20% — $impact on fair value	1,972	(82,550)	Not applicable
     Increases in prepayment rates related to available-for-sale residuals can generate a positive impact to fair value when reductions in estimated credit losses and increases in prepayment penalties exceed the adverse impact to accretion from accelerating the life of the available-for-sale residual interest.
     Mortgage loans that have been securitized and mortgage loans held for sale at January 31, 2007 and April 30, 2006, past due sixty days or more and the related credit losses incurred are presented below:

	(in 000s)
	Total Principal		Principal Amount of
	Amount of Loans		Loans 60 Days or		Credit Losses
	Outstanding		More Past Due		(net of recoveries)

	January 31,	April 30,	January 31,	April 30,	Three months ended
	2007	2006	2007	2006	January 31, 2007	April 30, 2006

Securitized mortgage loans	$12,445,576	$10,046,032	$1,252,052	$1,012,414	$41,925	$35,307
Mortgage loans in warehouse Trusts	5,982,538	7,845,834	—	—	—	—
Mortgage loans held for sale	432,949	255,224	316,348	98,906	135,924	33,504

Total loans	$18,861,063	$18,147,090	$1,568,400	$1,111,320	$177,849	$68,811

Derivative Instruments
A summary of our derivative instruments as of January 31, 2007 and April 30, 2006, and gains or losses incurred during the three and nine months ended January 31, 2007 and 2006 is as follows:

						(in 000s)
	Asset (Liability) Balance at		Gain (Loss) for the Three		Gain (Loss) for the Nine
	January 31,	April 30,	Months Ended January 31,		Months Ended January 31,
	2007	2006	2007	2006	2007	2006

Rate-lock equivalents	$(3,563)	$(317)	$(9,237)	$34	$(5,207)	$(705)
Forward loan sale commitments	—	1,961	(2,493)	—	—	—
Put options on Eurodollar futures	2,119	3,282	400	—	(1,657)	—
Prime short sales	(301)	777	(131)	(1,266)	864	221
Interest rate swaps	6,262	8,831	46,640	6,292	26,372	91,578
Interest rate caps	—	—	—	—	—	802

	$4,517	$14,534	$35,179	$5,060	$20,372	$91,896

     The notional amount of interest rate swaps to which we were a party at January 31, 2007 and April 30, 2006 was $7.7 billion and $8.8 billion, respectively, with a weighted average duration at each date of 1.9 years. At January 31, 2007 we had no forward loan sale commitments. At April 30, 2006 the notional value and the contract value of our forward loan sale commitments was $3.1 billion.
     None of our derivative instruments qualify for hedge accounting treatment as of January 31, 2007 or April 30, 2006.
Commitments and Contingencies
The following table summarizes certain of our contractual obligations and commitments related to our discontinued operations:

		(in 000s)
As of	January 31, 2007	April 30, 2006

Commitment to fund mortgage loans	$3,558,184	$4,032,045
Commitment to sell mortgage loans	—	3,052,688
     In the normal course of business, we maintain recourse with standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties, such as early payment defaults by borrowers, may require us to repurchase loans previously sold. Repurchased loans are normally sold in subsequent sale transactions. The following table summarizes our loan repurchase activity:

					(dollars in 000s)
	Three months ended		Nine months ended		Fiscal year ended
	January 31,		January 31,		April 30,
	2007	2006	2007	2006	2006

Loans repurchased from loan sales	$403,502	$104,774	$812,293	$223,258	$297,606
Repurchase reserves added during period	$111,122	$13,076	$251,083	$49,547	$64,098
Repurchase reserves added as a percent of originations	1.77%	0.15%	1.18%	0.15%	0.18%
     We established a liability, related to the potential loss we expect to incur on repurchase of loans previously sold and premium recapture, totaling $44.8 million and $33.4 million at January 31, 2007 and April 30, 2006, respectively. On an ongoing basis, we monitor the adequacy of our repurchase liability, which is established upon the initial sale of the loans, and is included in current liabilities held for sale in the condensed consolidated balance sheets. During the nine months ended January 31, 2007, we experienced higher early payment defaults, resulting in an increase in actual and expected loan repurchase activity. As a result, we increased our reserves accordingly. In establishing our reserves, we’ve assumed all loans that are currently delinquent and subject to contractual repurchase terms will be repurchased, and that 6% of loans previously sold but not yet subject to contractual repurchase terms will be repurchased. Based on historical experience, we assumed 10% of all loans we repurchase will cure with no loss incurred, and of those that do not cure, we assumed an average 29% loss severity for loans on balance sheet as of January 31, 2007.

     During the third quarter, we amended our warehouse facility with Citigroup Global Markets Realty Corp (Citigroup) to split OOMC’s existing warehouse financing arrangement with Citigroup into two separate warehouse facilities, one of which is an on-balance sheet facility with capacity of $500.0 million and the other an off-balance sheet facility. Loans totaling $172.3 million were held on the on-balance sheet line at January 31, 2007, with the related loans and liability reported in assets and liabilities held for sale.
     OOMC has guaranteed up to a maximum amount equal to approximately 10% of the aggregate principal balance of mortgage loans held by the Trusts before ultimate disposition of the loans by the Trusts. This obligation can be called upon in the event adequate proceeds are not available from the sale of the mortgage loans to satisfy the current or ultimate payment obligations of the Trusts. No losses have been sustained on this commitment since its inception. The total principal amount of Trust obligations outstanding as of January 31, 2007, April 30, 2006 and January 31, 2006 was $5.9 billion, $7.8 billion and $11.2 billion, respectively. The fair value of mortgage loans held by the Trusts as of January 31, 2007, April 30, 2006 and January 31, 2006 was $5.9 billion, $7.9 billion and $11.4 billion, respectively. Under the warehouse agreements, we may be required to provide funds in the event of declining loan values, but only to the extent of the 10% guaranteed amount. At January 31, 2007, April 30, 2006 and January 31, 2006 funds provided totaled $164.2 million, $19.7 million and $54.6 million, respectively, and were applied to reduce the Trusts' payment obligations.
     As of January 31, 2007, OOMC did not meet the “minimum net income” financial covenant contained in eight of its warehouse facilities. This covenant requires OOMC to maintain a cumulative minimum net income of at least $1 for the four consecutive fiscal quarters ended January 31, 2007. On January 24, 2007, OOMC obtained waivers of the minimum net income financial covenants through April 27, 2007 from each of the applicable warehouse facility providers. We anticipate that OOMC will not meet this financial covenant at April 30, 2007, however we believe we will be able to obtain waivers for that date from a sufficient number of warehouse providers to allow OOMC to continue its off-balance sheet financing activities. If OOMC cannot obtain the waivers, warehouse facility providers would have the right to terminate their future funding obligations under the applicable warehouse facilities, terminate OOMC’s right to service the loans remaining in the applicable warehouse or request funding of the 10% guarantee mentioned above. While this termination could adversely impact OOMC’s ability to fund new loans, we believe this risk is mitigated by options available to H&R Block.
Restructuring Charge
During fiscal year 2006, we initiated a restructuring plan to reduce costs within our mortgage operations. On November 6, 2006, we announced an additional restructuring plan, also within our mortgage operations, which will be recorded primarily during our third and fourth quarters. Charges incurred during the current quarter related to the additional restructuring plan totaled $6.5 million and are included in “other adjustments” in the table below. Changes in our restructuring charge liability during the nine months ended January 31, 2007 are as follows:

				(in 000s)
	Accrual Balance	Cash	Other	Accrual Balance as of
	as of April 30, 2006	Payments	Adjustments	January 31, 2007

Employee severance costs	$1,737	$(3,626)	$3,179	$1,290
Contract termination costs	5,821	(3,864)	5,709	7,666

	$7,558	$(7,490)	$8,888	$8,956

     The remaining liability related to this restructuring charge is included in liabilities held for sale on our condensed consolidated balance sheet and relates to lease obligations for vacant space resulting from branch office closings and employee severance costs.

12. Subsequent Event
Effective February 5, 2007, we acquired the assets and assumed certain liabilities of a group of commercial tax preparation software providers for an aggregate purchase price of $65.8 million. The purchase price is subject to a post-closing adjustment based upon determination of the final February 5, 2007 net asset value. The assets and liabilities related to this acquisition will be included in our Tax Services segment.
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
Condensed Consolidating Income Statements

					(in 000s)
Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$255,407	$703,198	$(3,489)	$955,116

Cost of services	—	46,651	541,254	(32)	587,873
Cost of other revenues	—	60,453	9,509	—	69,962
Selling, general and administrative	—	94,184	177,087	(1,878)	269,393

Total expenses	—	201,288	727,850	(1,910)	927,228

Operating income (loss)	—	54,119	(24,652)	(1,579)	27,888
Interest expense	—	(11,811)	(255)	—	(12,066)
Other income, net	18,853	(3,958)	6,989	(18,853)	3,031

Income (loss) from continuing operations before tax (benefit)	18,853	38,350	(17,918)	(20,432)	18,853
Income tax (benefit)	(6,112)	28,043	(33,378)	5,335	(6,112)

Net income from continuing operations	24,965	10,307	15,460	(25,767)	24,965
Net loss from discontinued operations	(85,217)	(87,293)	—	87,293	(85,217)

Net income (loss)	$(60,252)	$(76,986)	$15,460	$61,526	$(60,252)

Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$196,137	$667,754	$(3,638)	$860,253

Cost of services	—	53,787	505,266	29	559,082
Cost of other revenues	—	19,655	20,626	—	40,281
Selling, general and administrative	—	86,186	212,497	(1,282)	297,401

Total expenses	—	159,628	738,389	(1,253)	896,764

Operating income (loss)	—	36,509	(70,635)	(2,385)	(36,511)
Interest expense	—	(11,810)	(401)	—	(12,211)
Other income, net	(45,014)	—	3,708	45,014	3,708

Income (loss) from continuing operations before tax (benefit)	(45,014)	24,699	(67,328)	42,629	(45,014)
Income tax (benefit)	(14,766)	10,393	(24,210)	13,817	(14,766)

Net income (loss) from continuing operations	(30,248)	14,306	(43,118)	28,812	(30,248)
Net income from discontinued operations	42,361	40,925	—	(40,925)	42,361

Net income (loss)	$12,113	$55,231	$(43,118)	$(12,113)	$12,113

Nine months ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$540,530	$1,173,192	$(9,200)	$1,704,522

Cost of services	—	139,531	1,238,387	1	1,377,919
Cost of other revenues	—	99,040	15,962	—	115,002
Selling, general and administrative	—	192,512	404,340	(4,697)	592,155

Total expenses	—	431,083	1,658,689	(4,696)	2,085,076

Operating income (loss)	—	109,447	(485,497)	(4,504)	(380,554)
Interest expense	—	(35,429)	(863)	—	(36,292)
Other income, net	(401,749)	5	15,092	401,749	15,097

Income (loss) from continuing operations before tax (benefit)	(401,749)	74,023	(471,268)	397,245	(401,749)
Income tax (benefit)	(172,726)	45,114	(215,904)	170,790	(172,726)

Net income (loss) from continuing operations	(229,023)	28,909	(255,364)	226,455	(229,023)
Net loss from discontinued operations	(119,066)	(124,067)	—	124,067	(119,066)

Net loss	$(348,089)	$(95,158)	$(255,364)	$350,522	$(348,089)

Nine months ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$406,294	$1,038,594	$(10,907)	$1,433,981

Cost of service revenues	—	146,755	1,028,953	161	1,175,869
Cost of other revenues	—	30,545	28,631	—	59,176
Selling, general and administrative	—	181,419	408,996	(3,715)	586,700

Total expenses	—	358,719	1,466,580	(3,554)	1,821,745

Operating income (loss)	—	47,575	(427,986)	(7,353)	(387,764)
Interest expense	—	(35,431)	(1,600)	—	(37,031)
Other income, net	(410,844)	—	13,951	410,844	13,951

Income (loss) from continuing operations before tax (benefit)	(410,844)	12,144	(415,635)	403,491	(410,844)
Income tax (benefit)	(158,391)	4,518	(159,996)	155,478	(158,391)

Net income (loss) from continuing operations	(252,453)	7,626	(255,639)	248,013	(252,453)
Net income from discontinued operations	155,323	150,883	—	(150,883)	155,323

Net income (loss)	$(97,130)	$158,509	$(255,639)	$97,130	$(97,130)

Condensed Consolidating Balance Sheets

					(in 000s)
	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$778,197	$304,469	$—	$1,082,666
Cash & cash equivalents – restricted	—	419,000	13,524	—	432,524
Receivables from customers, brokers and dealers, net	—	424,874	—	—	424,874
Receivables, net	569	1,845,236	531,041	—	2,376,846
Mortgage loans held for investment	—	1,069,626	—	—	1,069,626
Intangible assets and goodwill, net	—	207,117	959,771	—	1,166,888
Investments in subsidiaries	4,710,589	—	498	(4,710,589)	498
Assets held for sale	—	1,824,553	—	—	1,824,553
Other assets	—	243,759	737,737	7	981,503

Total assets	$4,711,158	$6,812,362	$2,547,040	$(4,710,582)	$9,359,978

Short-term borrowings	$—	$2,909,425	$16,996	$—	$2,926,421
Accts. payable to customers, brokers and dealers	—	684,475	—	—	684,475
Customer deposits	—	1,632,875	—	—	1,632,875
Long-term debt	—	398,177	18,006	—	416,183
Liabilities held for sale	—	497,749	—	—	497,749
Other liabilities	2	778,273	893,790	36	1,672,101
Net intercompany advances	3,180,982	(1,763,237)	(1,417,716)	(29)	—
Stockholders’ equity	1,530,174	1,674,625	3,035,964	(4,710,589)	1,530,174

Total liabilities and stockholders’ equity	$4,711,158	$6,812,362	$2,547,040	$(4,710,582)	$9,359,978

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$134,407	$542,797	$—	$677,204
Cash & cash equivalents – restricted	—	368,999	16,624	—	385,623
Receivables from customers, brokers and dealers, net	—	496,577	—	—	496,577
Receivables, net	161	107,079	374,904	—	482,144
Intangible assets and goodwill, net	—	234,727	932,752	—	1,167,479
Investments in subsidiaries	5,237,611	—	456	(5,237,611)	456
Assets held for sale	—	1,895,200	—	—	1,895,200
Other assets	—	421,026	463,966	(540)	884,452

Total assets	$5,237,772	$3,658,015	$2,331,499	$(5,238,151)	$5,989,135

Accts. payable to customers, brokers and dealers	$—	$781,303	$—	$—	$781,303
Long-term debt	—	398,001	19,538	—	417,539
Liabilities held for sale	—	216,967	—	—	216,967
Other liabilities	2	825,644	1,599,881	—	2,425,527
Net intercompany advances	3,089,971	(355,358)	(2,734,567)	(46)	—
Stockholders’ equity	2,147,799	1,791,458	3,446,647	(5,238,105)	2,147,799

Total liabilities and stockholders’ equity	$5,237,772	$3,658,015	$2,331,499	$(5,238,151)	$5,989,135

Condensed Consolidating Statements of Cash Flows

					(in 000s)
Nine months ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$32,882	$(1,589,010)	$(1,222,136)	$—	$(2,778,264)

Cash flows from investing:
Mortgage loans originated for investment, net	—	(1,073,012)	—	—	(1,073,012)
Purchase property & equipment	—	(3,407)	(126,498)	—	(129,905)
Payments for business acquisitions	—	—	(24,670)	—	(24,670)
Net intercompany advances	247,754	—	—	(247,754)	—
Investing cash flows from discontinued operations	—	18,322	—	—	18,322
Other, net	—	3,955	26,587	—	30,542

Net cash provided by (used in) investing activities	247,754	(1,054,142)	(124,581)	(247,754)	(1,178,723)

Cash flows from financing:
Repayments of commercial paper	—	(4,893,093)	(8,525)	—	(4,901,618)
Proceeds from commercial paper	—	6,372,135	25,521	—	6,397,656
Repayments of short-term borrowings	—	(889,722)	—	—	(889,722)
Proceeds from short-term borrowings	—	2,320,105	—	—	2,320,105
Customer deposits	—	1,632,875	—	—	1,632,875
Dividends paid	(128,088)	—	—	—	(128,088)
Acquisition of treasury shares	(188,562)	—	—	—	(188,562)
Proceeds from stock options	19,183	—	—	—	19,183
Excess tax benefits on stock-based compensation	2,379	—	—	—	2,379
Net intercompany advances	—	(1,413,234)	1,165,480	247,754	—
Financing cash flows from discontinued operations	—	172,301	—	—	172,301
Other, net	14,452	(14,425)	(74,087)	—	(74,060)

Net cash provided by (used in) financing activities	(280,636)	3,286,942	1,108,389	247,754	4,362,449

Net increase (decrease) in cash	—	643,790	(238,328)	—	405,462
Cash – beginning of period	—	134,407	542,797	—	677,204

Cash – end of period	$—	$778,197	$304,469	$—	$1,082,666

Nine months ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$43,228	$(1,198,372)	$(539,248)	$—	$(1,694,392)

Cash flows from investing:
Purchase property & equipment	—	1,226	(135,554)	—	(134,328)
Payments for business acquisitions	—	(3,140)	(206,676)	—	(209,816)
Net intercompany advances	229,755	—	—	(229,755)	—
Investing cash flows from discontinued operations	—	72,247	—	—	72,247
Other, net	—	328	17,297	—	17,625

Net cash provided by (used in) investing activities	229,755	70,661	(324,933)	(229,755)	(254,272)

Cash flows from financing:
Repayments of commercial paper	—	(2,610,432)	(22,012)	—	(2,632,444)
Proceeds from commercial paper	—	4,636,188	42,204	—	4,678,392
Proceeds from short-term borrowings	—	550,000	—	—	550,000
Dividends paid	(118,665)	—	—	—	(118,665)
Acquisition of treasury shares	(260,078)	—	—	—	(260,078)
Proceeds from common stock	95,930	—	—	—	95,930
Net intercompany advances	—	(1,335,289)	1,105,534	229,755	—
Other, net	9,830	5,642	(24,821)	—	(9,349)

Net cash provided by (used in) financing activities	(272,983)	1,246,109	1,100,905	229,755	2,303,786

Net increase in cash	—	118,398	236,724	—	355,122
Cash – beginning of period	—	135,069	937,230	—	1,072,299

Cash – end of period	$—	$253,467	$1,173,954	$—	$1,427,421

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
H&R Block is a diversified company delivering tax services and financial advice, investment, and banking services, and business and consulting services. For more than 50 years, we have been developing relationships with millions of tax clients and our strategy is to expand on these relationships. Our Tax Services segment provides income tax return preparation services, electronic filing services and other services and products related to income tax return preparation to the general public primarily in the United States, Canada and Australia. RSM McGladrey Business Services, Inc. (RSM) is a national accounting, tax and business consulting firm primarily serving midsized businesses. Our Consumer Financial Services segment offers investment services through H&R Block Financial Advisors, Inc. (HRBFA) and full-service banking through H&R Block Bank (HRB Bank).
     On November 6, 2006 we announced we would evaluate strategic alternatives for Option One Mortgage Corporation (OOMC), including a possible sale or other transaction through the public markets. On January 20, 2007, our Board of Directors approved the plan to sell OOMC and its wholly-owned subsidiary, H&R Block Mortgage Corporation (HRBMC). As of January 31, 2007, we met the criteria requiring us to present the assets and liabilities of OOMC and HRBMC as held-for-sale and the related financial results as discontinued operations in the condensed consolidated financial statements for all periods presented.
Our Mission
To help our clients achieve their financial objectives
by serving as their tax and financial partner.
     Key to achieving our mission is the enhancement of client experiences through consistent delivery of valuable services and advice. Operating through multiple lines of business allows us to better meet the changing financial needs of our clients.

TAX SERVICES
This segment primarily consists of our income tax preparation businesses – retail, online and software.
Tax Services — Operating Statistics (U.S. only)

		(in 000s, except average charge)
Period November 1 through January 31,	2007	2006

Clients served:
Company-owned operations	2,507	2,390
Franchise operations	1,485	1,406
Instant Money Advance Loans (IMALs) only (1)	344	—

Total retail operations	4,336	3,796
Digital tax solutions	1,279	1,157

	5,615	4,953

Net average fee per retail client: (2)
Company-owned operations	$169.47	$157.48
Franchise operations	147.42	135.51

	$161.27	$149.35

Offices:
Company-owned	6,669	6,387
Company-owned shared locations (3)	1,488	1,473

Total company-owned offices	8,157	7,860

Franchise	3,784	3,703
Franchise shared locations (3)	843	602

Total franchise offices	4,627	4,305

	12,784	12,165

(1)	Clients who received an IMAL but have not yet returned for tax preparation and/or e-filing services.

(2)	Calculated as net tax preparation fees divided by retail clients served, excluding IMAL-only clients.

(3)	Shared locations include offices located within Wal-Mart, Sears and other third-party businesses.
Tax Services – Operating Results

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006

Service revenues:
Tax preparation fees	$437,473	$389,040	$507,467	$452,862
Other services	47,673	32,516	113,912	93,747

	485,146	421,556	621,379	546,609
Royalties	59,631	53,706	67,012	60,263
Loan participation fees and related revenue	55,409	42,616	55,709	42,893
Other	27,865	30,616	32,083	36,733

Total revenues	628,051	548,494	776,183	686,498

Cost of services:
Compensation and benefits	224,336	189,053	329,479	283,562
Occupancy	89,014	79,516	226,841	201,112
Depreciation	10,777	11,132	29,740	31,629
Other	63,205	55,185	153,607	134,217

	387,332	334,886	739,667	650,520
Provision for RAL litigation	—	71,700	—	71,700
Other, selling, general and administrative	181,386	148,240	297,773	257,980

Total expenses	568,718	554,826	1,037,440	980,200

Pretax income (loss)	$59,333	$(6,332)	$(261,257)	$(293,702)

Three months ended January 31, 2007 compared to January 31, 2006
Tax Services’ revenues increased $79.6 million, or 14.5%, for the three months ended January 31, 2007 compared to the prior year.

     Tax preparation fees increased $48.4 million, or 12.4%, for the current quarter. This increase is primarily due to an increase of 7.6% in the net average fee per U.S. retail client served and a 4.9% increase in tax returns prepared and/or e-filed in company-owned offices. Results for our third quarter represent only a small portion of the tax season and are not indicative of the results we expect for the entire fiscal year. We do not expect to maintain this level of client growth throughout the remainder of the tax season.
     Other service revenues increased $15.2 million, or 46.6%, primarily due to $12.8 million in additional license fees earned from bank products.
     Royalty revenue increased $5.9 million, or 11.0%, due to an 8.8% increase in the net average fee and a 5.6% increase in tax returns prepared and/or e-filed in franchise offices.
     Loan participation fees and related revenues increased $12.8 million during the current quarter, primarily due to the introduction of our IMAL, an early-season loan product, which increased our participation revenues $12.1 million.
     Other revenues decreased $2.8 million, or 9.0%, primarily due to the elimination of revenues associated with our supply sales to franchises. Our franchises now order directly from the supplier, which resulted in a reduction of $12.6 million in revenues in the current quarter. This decline was partially offset by customer fees earned in connection with an agreement with HRB Bank for our new H&R Block Emerald Prepaid MasterCard program, under which this segment shares in the revenues and expenses associated with the program.
     Total expenses increased $13.9 million, or 2.5%, for the three months ended January 31, 2007. Cost of services increased $52.4 million, or 15.7%, from the prior year. Our real estate expansion efforts have contributed to a total increase of $5.0 million across all cost of services categories. Compensation and benefits increased $35.3 million, or 18.7%, primarily due to higher wages associated with increased revenues, costs associated with our earlier office openings and initiatives addressing operational readiness for the tax season. Occupancy expenses increased $9.5 million, or 11.9%, primarily as a result of higher rent expenses due to a 4.8% increase in company-owned offices under lease and a 5.6% increase in the average rent. Other cost of services increased $8.0 million, or 14.5%, due to higher claims expenses associated with our POM guarantees.
     Other, selling, general and administrative expenses increased $33.1 million, or 22.4%, primarily due to an $18.0 million increase in marketing expenses, $11.9 million in additional corporate shared services and $7.5 million in additional bad debt expenses. These increases were partially offset by a decline of $11.2 million in cost of supply sales to franchises, as previously discussed.
     Higher overall expenses were partially offset by the $71.7 million of litigation settlement charges and related legal fees recorded in the prior year.
     Pretax income for the three months ended January 31, 2007 totaled $59.3 million, compared to a loss of $6.3 million in the prior year.
Nine months ended January 31, 2007 compared to January 31, 2006
Tax Services’ revenues increased $89.7 million, or 13.1%, for the nine months ended January 31, 2007 compared to the prior year.
     Tax preparation fees increased $54.6 million, or 12.1%, for the current period. This increase is primarily due to an increase of 7.6% in the net average fee per U.S. retail client served and a 4.9% increase in tax returns prepared and/or e-filed in company-owned offices during the current tax season. These results represent only a small portion of the tax season and are not indicative of the results we expect for the entire fiscal year. We do not expect to maintain this level of client growth throughout the remainder of the tax season.
     Other service revenues increased $20.2 million, or 21.5%, primarily due to $14.1 million in additional license fees earned from bank products, coupled with an increase in the recognition of deferred fee revenue from our POM guarantees, which resulted from an increase in claims.
     Royalty revenue increased $6.7 million, or 11.2%, due to an 8.8% increase in the net average fee and a 5.6% increase in tax returns prepared and/or e-filed in franchise offices during the current tax season.

     Loan participation fees and related revenues increased $12.8 million during the current year, primarily due to the introduction of our IMAL, an early-season loan product, which increased our participation revenues $12.1 million.
     Other revenues decreased $4.7 million, or 12.7%, primarily due to the revenues associated with our supply sales to franchises. Our franchises now order directly from the supplier, which resulted in a reduction of $15.0 million in revenues in the current year, and was partially offset by customer fees earned in connection with an agreement with HRB Bank for our new H&R Block Emerald Prepaid MasterCard program, under which this segment shares in the revenues and expenses associated with the program.
     Total expenses increased $57.2 million, or 5.8%, for the nine months ended January 31, 2007. Cost of services increased $89.1 million, or 13.7%, from the prior year. Our real estate expansion efforts have contributed to a total increase of $17.2 million across all cost of services categories. Compensation and benefits increased $45.9 million, or 16.2%, primarily due to higher wages associated with increased revenues, costs associated with our earlier office openings and initiatives addressing operational readiness for the tax season. Occupancy expenses increased $25.7 million, or 12.8%, primarily as a result of higher rent expenses due to a 7.9% increase in company-owned offices under lease and a 4.7% increase in the average rent. Other cost of services increased $19.4 million, or 14.4%, due to increases in claims expenses associated with our POM guarantee, travel expenses and additional corporate shared services for information technology projects.
     Other, selling, general and administrative expenses increased $39.8 million, or 15.4%, primarily due to an increase of $18.5 million in marketing expenses, coupled with increases of $16.0 million, $7.7 million and $5.2 million in corporate shared services, bad debt expense and corporate wages, respectively. These increases were partially offset by a decline of $14.8 million in cost of supply sales to franchises, as previously discussed.
     Higher overall expenses were partially offset by $71.7 million of litigation settlement charges and related legal fees recorded in the prior year.
     The pretax loss of $261.3 million for the nine months ended January 31, 2007 compared to a loss of $293.7 million in the prior year.
RAL Litigation
We are named as a defendant in putative class-action lawsuits and a pending state attorney general lawsuit alleging that we engaged in wrongdoing with respect to the RAL program. We believe we have meritorious defenses to these lawsuits and will vigorously defend our position. Nevertheless, the amounts claimed in these lawsuits are, in some instances, very substantial. In fiscal year 2006, we entered into settlement agreements regarding several RAL Cases, with the combined pretax expense for such settlements totaling $70.2 million. There can be no assurances as to the ultimate outcome of the remaining pending RAL Cases, or as to their impact on our financial statements. See additional discussion of RAL Litigation in note 8 to the consolidated financial statements and in Part II, Item 1, “Legal Proceedings.”
BUSINESS SERVICES
This segment offers middle-market companies accounting, tax and consulting services, wealth management, retirement resources and corporate finance.
Business Services – Operating Statistics

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006

Accounting, tax and consulting:
Chargeable hours	1,024,572	1,107,398	3,245,598	2,467,355
Chargeable hours per person	305	314	894	895
Net billed rate per hour	$147	$145	$146	$141
Average margin per person	$23,216	$25,154	$67,997	$65,567

Business Services – Operating Results

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006

Service revenues:
Accounting, tax and consulting	$162,618	$187,154	$515,014	$392,772
Capital markets	6,818	13,567	36,925	44,394
Payroll, benefits and retirement services	21,478	8,796	36,880	25,690
Other services	12,584	16,898	28,391	37,893

	203,498	226,415	617,210	500,749
Other	12,397	9,425	32,919	28,742

Total revenues	215,895	235,840	650,129	529,491

Cost of services:
Compensation and benefits	107,135	130,490	371,166	297,031
Occupancy	18,533	18,339	57,370	37,514
Other	29,861	29,519	78,081	59,955

	155,529	178,348	506,617	394,500
Amortization of intangible assets	6,160	5,157	15,165	12,765
Other, selling, general and administrative	55,631	53,370	163,081	132,169

Total expenses	217,320	236,875	684,863	539,434

Pretax loss	$(1,425)	$(1,035)	$(34,734)	(9,943)

Three months ended January 31, 2007 compared to January 31, 2006
Business Services’ revenues for the three months ended January 31, 2007 decreased $19.9 million, or 8.5%, from the prior year, primarily due to a $24.5 million decline in our accounting, tax and consulting revenues. Accounting, tax and consulting revenues declined primarily as a result of a change in organizational structure between the businesses we acquired from American Express Tax and Business Services, Inc. (AmexTBS) and the attest firms that, while not affiliates of our company, also serve our clients. As a result, we no longer record the revenues and expenses associated with leasing employees in these offices to the attest firms.
     Capital markets revenues decreased $6.7 million, or 49.7%, from the prior year due to a decline in demand for our valuation services.
     Payroll, benefits and retirement services revenues increased $12.7 million from the prior year primarily due to fees received upon conversion of certain clients to another service provider in connection with the wind-down of our payroll business.
     Other service revenues decreased $4.3 million primarily due to a decline in revenue in our financial process outsourcing business.
     Total expenses decreased $19.6 million, or 8.3%, for the three months ended January 31, 2007 compared to the prior year. Cost of services decreased $22.8 million, due to a decrease in compensation and benefits. Compensation and benefits decreased $23.4 million, primarily due to the change in organizational structure of the AmexTBS offices, as discussed above.
     The pretax loss for the three months ended January 31, 2007 of $1.4 million compares to a pretax loss of $1.0 million in the prior year.
Nine months ended January 31, 2007 compared to January 31, 2006
Business Services’ revenues for the nine months ended January 31, 2007 increased $120.6 million, or 22.8%, from the prior year. This increase was due to $122.2 million in additional accounting, tax and consulting revenues, primarily resulting from the acquisition of AmexTBS.
     Capital markets revenues decreased $7.5 million, or 16.8%, from the prior year due to a decline in demand for our valuation services, partially offset by an increase in the number of capital market transactions.
     Payroll, benefits and retirement services increased $11.2 million, or 43.6%, from the prior year primarily due to fees received upon conversion of certain clients to another service provider in connection with the wind-down of our payroll business.

     Other service revenues decreased $9.5 million primarily due to a decline in revenue from our financial process outsourcing business.
     Total expenses increased $145.4 million, or 27.0%, for the nine months ended January 31, 2007 compared to the prior year. Cost of services increased $112.1 million, primarily due to increases in compensation and benefits and occupancy expenses. Compensation and benefits increased $74.1 million, primarily due to the AmexTBS acquisition. Increases in the number of personnel and the average wage per employee, driven by marketplace competition for professional staff, also contributed to the increase. Occupancy expenses and other expenses increased $19.9 million and $18.1 million, respectively, primarily due to the AmexTBS acquisition.
     Selling, general and administrative expenses increased $30.9 million primarily due to acquisitions and additional costs associated with our business development and marketing initiatives.
     The pretax loss for the nine months ended January 31, 2007 of $34.7 million compares to a pretax loss of $9.9 million in the prior year.
CONSUMER FINANCIAL SERVICES
This segment is primarily engaged in offering advice-based brokerage services and investment planning through HRBFA, and full-service banking through HRB Bank. HRBFA, and HRB Bank, our “Block-branded” businesses, are focused on increasing client loyalty and retention by offering expanded financial services to our retail tax clients. HRBFA offers traditional brokerage services, as well as annuities, insurance, fee-based accounts, online account access, equity research and focus lists, model portfolios, asset allocation strategies, and other investment tools and information. HRB Bank offers traditional banking services including checking and savings accounts, home equity lines of credit, individual retirement accounts, certificates of deposit and prepaid debit card accounts. HRBFA utilizes HRB Bank for certain FDIC-insured deposits for its clients and HRB Bank also purchases loans from OOMC, HRBMC and other lenders to hold for investment purposes. In the event that HRB Bank can no longer purchase loans from OOMC and HRBMC, the main source of future loan purchases would be other third-party loan originators.
Consumer Financial Services – Operating Statistics

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006

Broker-dealer:
Traditional brokerage accounts (1)	394,767	426,699	394,767	426,699
New traditional brokerage accounts funded by HRB Tax clients	2,270	2,947	7,425	10,871
Cross-service revenue as a percent of total production revenue	14.8%	14.2%	16.1%	15.7%
Average assets per traditional brokerage account	$81,774	$72,914	$81,774	$72,914
Average margin balances (millions)	$390	$529	$414	$554
Average client payable balances (millions)	$630	$769	$626	$801
Number of advisors	911	956	911	956
Banking:
Efficiency ratio (2)	36%	N/A	37%	N/A
Annualized net interest margin (3)	2.52%	N/A	2.79%	N/A
Annualized return on average assets (4)	2.63%	N/A	1.96%	N/A
Total assets (millions)	$1,814	N/A	$1,814	N/A
Loans purchased from affiliates (millions)	$278	N/A	$1,002	N/A

(1)	Includes only accounts with a positive balance.

(2)	Defined as non-interest expense divided by revenue net of interest expense. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.

(3)	Defined as annualized net interest revenue divided by average assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.

(4)	Defined as annualized pretax banking income divided by average assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.

Consumer Financial Services – Operating Results

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006

Service revenues:
Financial advisor production revenue	$52,843	$48,378	$145,306	$139,878
Other	15,844	8,169	33,424	24,440

	68,687	56,547	178,730	164,318

Net interest revenue on:
Margin lending	13,278	14,158	40,173	40,460
Banking activities	6,188	—	14,309	—

	19,466	14,158	54,482	40,460

Provision for loan loss reserves	(1,684)	—	(3,386)	—
Other	7,175	682	7,764	1,993

Total revenues (1)	93,644	71,387	237,590	206,771

Cost of services:
Compensation and benefits	35,145	35,901	99,467	99,112
Occupancy	5,112	5,283	15,020	15,635
Other	4,494	5,626	14,852	16,102

	44,751	46,810	129,339	130,849
Amortization of intangible assets	9,157	9,157	27,469	27,469
Selling, general and administrative	28,777	23,088	75,210	71,579

Total expenses	82,685	79,055	232,018	229,897

Pretax income (loss)	$10,959	$(7,668)	$5,572	$(23,126)

(1)	Total revenues, less interest expense and loan loss reserves on mortgage loans held for investment.
Three months ended January 31, 2007 compared to January 31, 2006
Consumer Financial Services’ revenues, net of interest expense and provision for loan loss reserves, for the three months ended January 31, 2007 increased $22.3 million, or 31.2%, from the prior year.
     Financial advisor production revenue, which consists primarily of fees earned on assets under administration and commissions on client trades, was up $4.5 million, or 9.2%, from the prior year primarily due to higher revenues from closed end funds. The following table summarizes the key drivers of production revenue:

Three months ended January 31,	2007	2006

Client trades	234,417	255,879
Average revenue per trade	$139.25	$113.83
Ending balance of assets under administration (billions)	$32.6	$31.4
Annualized productivity per advisor	$237,000	$201,000
     Other service revenues increased $7.7 million, or 94.0%, primarily due to $4.2 million in underwriting fees and $3.2 million resulting from positive sweep account rate variances during the current quarter.
     Net interest revenue on banking activities totaled $6.2 million for the three months ended January 31, 2007. The following table summarizes the key drivers of net interest revenue on banking activities:

		(in 000s)
	Average Balance	Average Rate Earned (Paid)

Loans	$817,578	6.91%
Investments	$136,999	5.31%
Deposits	$787,160	(4.77)%
     Other revenues increased $6.5 million primarily due to revenues earned from our new H&R Block Emerald Prepaid MasterCard program.
     Total segment expenses increased $3.6 million, or 4.6%, from the prior year. Selling, general and administrative expenses increased $5.7 million, or 24.6%, primarily due to the expenses of HRB Bank, which opened May 1, 2006.

     Pretax income for Consumer Financial Services for the three months ended January 31, 2007 was $11.0 million compared to the prior year loss of $7.7 million.
Nine months ended January 31, 2007 compared to January 31, 2006
Consumer Financial Services’ revenues, net of interest expense and provision for loan loss reserves, for the nine months ended January 31, 2007 increased $30.8 million, or 14.9%, from the prior year.
     Financial advisor production revenue, which consists primarily of fees earned on assets under administration and commissions on client trades, increased $5.4 million, or 3.9%, over the prior year due to higher annuitized revenues, which were partially offset by fewer client trades. The following table summarizes the key drivers of production revenue:

Nine months ended January 31,	2007	2006

Client trades	673,754	715,519
Average revenue per trade	$124.86	$120.94
Ending balance of assets under administration (billions)	$32.6	$31.4
Annualized productivity per advisor	$207,000	$187,000
     Other service revenues increased $9.0 million, or 36.8%, primarily due to $6.7 million resulting from positive sweep account rate variances, coupled with $1.4 million in underwriting fees.
     Net interest revenue on banking activities totaled $14.3 million for the nine months ended January 31, 2007. The following table summarizes the key drivers of net interest revenue on banking activities:

		(in 000s)
	Average Balance	Average Rate Earned (Paid)

Loans	$603,051	6.92%
Investments	$65,596	5.24%
Deposits	$509,394	(5.01%)
     Other revenues increased $5.8 million primarily due to revenues earned from our new H&R Block Emerald Prepaid MasterCard program.
     Total segment expenses increased $2.1 million, or 0.9%, over the prior year. Selling, general and administrative expenses increased $3.6 million, or 5.1%, primarily due to the expenses of HRB Bank.
     Pretax income for Consumer Financial Services for the nine months ended January 31, 2007 was $5.6 million compared to the prior year loss of $23.1 million.
CORPORATE, ELIMINATIONS AND INCOME TAXES ON CONTINUING OPERATIONS
The pretax loss recorded in our corporate operations for the three months ended January 31, 2007 was $50.0 million compared to $30.0 million in the prior year. The higher loss is primarily due to $7.2 million of additional operating interest expense resulting from increased borrowings to cover operating losses coupled with higher interest rates, increases in legal, consulting and compensation costs. These increases were also the main drivers of the higher pretax loss for the nine-month period.
     Income taxes for continuing operations included one-time benefits of $13.6 million during the three months ended January 31, 2007. These benefits related to a permanent deduction for our investment in a foreign subsidiary in the amount of $5.7 million, coupled with net adjustments primarily of our prior year estimated tax provision to tax liabilities in the 2005 tax returns as ultimately filed and tax reserves in the amount of $7.9 million. Excluding these one-time benefits, our tax rate for continuing operations would have been approximately 40%, consistent with our expectations for the full fiscal year.

DISCONTINUED OPERATIONS
Discontinued operations includes OOMC and HRBMC, mortgage businesses primarily engaged in the origination and acquisition of non-prime and prime mortgage loans, the sale and securitization of mortgage loans and residual interests, and the servicing of non-prime loans. Income statement data presented below is net of eliminations of intercompany activities.
Discontinued Operations — Operating Statistics

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006

Volume of loans originated:
Non-prime	$5,991,533	$8,608,590	$20,404,065	$31,287,507
Prime	268,866	343,897	826,917	1,173,417

	$6,260,399	$8,952,487	$21,230,982	$32,460,924

Loan characteristics: (1)
Weighted average FICO score	612	621	612	625
Weighted average interest rate for borrowers (WAC)	8.46%	8.27%	8.64%	7.71%
Weighted average loan-to-value	82.2%	80.0%	82.4%	80.6%
Origination margin (% of origination volume): (2)
Loan sale premium	0.39%	1.43%	1.16%	1.39%
Residual cash flows from beneficial interest in Trusts	0.36%	0.81%	0.41%	0.54%
Gain on derivative instruments	0.57%	0.06%	0.10%	0.28%
Loan sale repurchase reserves	(1.77%)	(0.15%)	(1.18%)	(0.15%)
Retained mortgage servicing rights	0.66%	0.67%	0.63%	0.60%

	0.21%	2.82%	1.12%	2.66%
Cost of acquisition	(0.19%)	(0.27%)	(0.13%)	(0.39%)
Direct origination expenses	(0.49%)	(0.69%)	(0.51%)	(0.60%)

Net gain on sale – gross margin (2)	(0.47%)	1.86%	0.48%	1.67%
Other cost of origination	(1.56%)	(1.43%)	(1.50%)	(1.32%)
Other	(0.37%)	(0.04%)	(0.06%)	(0.01%)

Net margin	(2.40%)	0.39%	(1.08%)	0.34%

Total cost of origination (3)	2.05%	2.12%	2.01%	1.92%
Total cost of origination and acquisition	2.24%	2.39%	2.14%	2.31%

Loan delivery:
Loan sales:
Third-party buyers	$6,052,256	$8,924,788	$20,492,913	$32,265,319
HRB Bank	278,486	—	1,001,610	—

	$6,330,742	$8,924,788	$21,494,523	$32,265,319

Execution price (4)	1.23%	0.51%	1.45%	1.68%

(1)	Represents non-prime production.

(2)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

(3)	See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.

(4)	Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Discontinued Operations — Operating Results

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006

Components of gains on sales:
Gain on mortgage loans	$46,533	$174,475	$333,317	$499,466
Gain on derivatives	35,179	5,060	20,372	91,896
Loan sale repurchase reserves	(111,122)	(13,076)	(251,083)	(49,547)
Gain on sales of residual interests	7,296	—	7,296	28,675
Impairment of residual interests	(43,557)	(8,562)	(73,059)	(29,175)

	(65,671)	157,897	36,843	541,315
Interest income	11,928	32,313	41,325	104,027
Loan servicing revenue	109,833	106,065	332,336	296,720
Other	56	219	256	740

Total revenues	56,146	296,494	410,760	942,802

Cost of services	77,040	83,076	235,353	215,279
Cost of other revenues	79,698	104,499	223,908	343,707
Selling, general and administrative	61,390	38,497	174,330	126,562

Total expenses	218,128	226,072	633,591	685,548

Pretax income (loss)	$(161,982)	$70,422	$(222,831)	$257,254

Three months ended January 31, 2007 compared to January 31, 2006
Revenues of discontinued operations decreased $240.3 million, or 81.1%, for the three months ended January 31, 2007 compared to the prior year.
     The following table summarizes the key drivers of loan origination volumes and related gains on sales of mortgage loans:

		(dollars in 000s)
Three months ended January 31,	2007	2006

Application process:
Total number of applications	58,686	75,103
Number of sales associates (1)	2,146	3,486
Closing ratio (2)	48.3%	61.4%
Originations:
Total number of loans originated	28,357	46,134
WAC	8.46%	8.27%
Average loan size	$221	$194
Total volume of loans originated	$6,260,399	$8,952,487
Direct origination and acquisition expenses, net	$42,288	$85,974
Revenue (loan value):
Net gain on sale – gross margin (3)	(0.47%)	1.86%

(1)	Includes all direct sales and back office sales support associates.

(2)	Percentage of loans funded divided by total applications in the period.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.
     Gains on sales of mortgage loans and gains on derivative activities decreased $97.8 million, primarily due to lower origination volumes and lower loan sale premiums.
     Premium on loan sales decreased due to moderating demand by loan buyers and unfavorable interest rates, partially offset by a higher WAC. Market interest rates, based on the two-year swap, increased from an average of 4.83% last year to 5.12% in the current quarter. Our WAC only increased 19 basis points, up to 8.46% from 8.27% in the prior year.
     To mitigate the risk of short-term changes in market interest rates related to our loan originations, including our rate-lock equivalents and beneficial interest in Trusts, we use interest rate swaps, put options on Eurodollar futures and forward loan sale commitments. We generally enter into interest rate swap arrangements related to existing loan applications and applications we expect to receive prior to our next anticipated change in rates charged to borrowers. During the quarter, we recorded a net $35.2 million in gains, compared to $5.1 million in the prior year, related to our various derivative instruments. The increase for the current quarter was caused by market interest rates, based on the two-year swap, increasing 27 basis points compared to an increase of 11 basis points during the prior year quarter. See note 11 to the condensed consolidated financial statements.

     The value of MSRs recorded in the current quarter decreased to 66 basis points from 67 basis points in the prior year due to changes in our assumptions used to value MSRs and other factors. This decrease, coupled with a decline in origination volumes, resulted in a net decrease of $18.6 million in gains on sales of mortgage loans. See additional discussion of our MSR assumptions in Item 1, note 11 to the condensed consolidated financial statements and in Item 2, “Critical Accounting Policies.”
     During the quarter we continued to experience higher early payment defaults, resulting in an increase in actual and expected loan repurchase activity. As a result, we recorded total loss provisions of $111.1 million during the three months ended January 31, 2007 compared to $13.1 million in the prior year. The provision recorded in the current quarter consists of $18.3 million recorded on loans sold during the current quarter and, due primarily to increases in our estimated loss severity assumption, also included $92.8 million related to loans sold in prior quarters. Loss provisions as a percent of loan volumes increased 162 basis points over the prior year. See additional discussion of our reserves and repurchase obligations in note 11 to our condensed consolidated financial statements.
     During the current quarter, we recorded impairments of $43.6 million in gains on sales of mortgage assets primarily due to recent market conditions and significant declines in the value of mortgage loans, including the value of non-performing loans. As a result, we performed a detailed evaluation of the underlying collateral. This change resulted in additional impairment of residual interests of $29.2 million for the quarter.
     We also recorded favorable pretax mark-to-market adjustments in other comprehensive income, which increased the fair value of our residual interests $6.3 million during the quarter. These adjustments were recorded net of write-downs of $11.6 million and deferred taxes of $2.0 million, and will be accreted into income throughout the remaining life of those residual interests. Future changes in interest rates or other assumptions, based on market conditions or actual loan pool performance, could cause additional adjustments to the fair value of the residual interests and could cause changes to the accretion of these residual interests in future periods. In the current year we also recorded a $7.3 million gain on the sale of residual interests.
     Interest income decreased $20.4 million from the prior year. This decrease is primarily due to lower accretion resulting from the sale of previously securitized residual interests during fiscal year 2006 and lower write-ups to residual interest balances, coupled with the write-off of accrued interest related to delinquent loans.
     The following table summarizes the key metrics related to our loan servicing business:

	(dollars in 000s)
Three months ended January 31,	2007	2006

Average servicing portfolio:
With related MSRs	$63,809,435	$59,344,676
Without related MSRs	6,412,788	21,046,638

	$70,222,223	$80,391,314

Ending servicing portfolio:
With related MSRs	$63,942,819	$60,787,507
Without related MSRs	3,589,355	15,994,170

	$67,532,174	$76,781,677

Number of loans serviced	395,390	466,026
Average delinquency rate	11.22%	5.58%
Weighted average FICO score	621	621
Weighted average interest rate (WAC) of portfolio	8.14%	7.63%
Carrying value of MSRs	$263,140	$262,369
     Loan servicing revenues increased $3.8 million, or 3.6%, compared to the prior year. The increase reflects an increase in late fee income on delinquent loans and, to a lesser extent, a higher annualized rate earned on our servicing portfolio. The annualized rate earned on our entire servicing portfolio was 39 basis points for the current quarter, compared to 34 basis points in the prior year. These increases were partially offset by a decline in our average servicing portfolio, which decreased 12.6%, to $70.2 billion.

     Total expenses for the three months ended January 31, 2007 declined $7.9 million, or 3.5%, from the prior year. Cost of services decreased $6.0 million primarily due to lower headcount, partially offset by increased amortization of MSRs.
     Cost of other revenues decreased $24.8 million, primarily due to $27.3 million in lower compensation and benefits as a result of the restructuring in the prior year.
     Selling, general and administrative expenses increased $22.9 million due primarily to severance and our ongoing restructuring plans, coupled with retention bonuses and higher consulting expenses.
     The pretax loss for the three months ended January 31, 2007 was $162.0 million compared to income of $70.4 million in the prior year.
Nine months ended January 31, 2007 compared to January 31, 2006
Revenues of discontinued operations decreased $532.0 million, or 56.4%, for the nine months ended January 31, 2007 compared to the prior year.
     The following table summarizes the key drivers of loan origination volumes and related gains on sales of mortgage loans:

	(dollars in 000s)
Nine months ended January 31,	2007	2006

Application process:
Total number of applications	203,198	290,476
Number of sales associates (1)	2,146	3,486
Closing ratio (2)	50.5%	61.8%
Originations:
Total number of loans originated	102,544	179,439
WAC	8.64%	7.71%
Average loan size	$207	$181
Total volume of loans originated	$21,230,982	$32,460,924
Direct origination and acquisition expenses, net	$135,442	$321,177
Revenue (loan value):
Net gain on sale – gross margin (3)	0.48%	1.67%

(1)	Includes all direct sales and back office sales support associates.

(2)	Percentage of loans funded divided by total applications in the period.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.
     Gains on sales of mortgage loans and gains on derivative activities decreased $237.7 million from the prior year. This decrease resulted primarily from lower origination volumes and lower loan sale premiums.
     Premium on loan sales decreased due to moderating demand by loan buyers and unfavorable interest rates, partially offset by a higher WAC. Market interest rates, based on the two-year swap, increased from an average of 4.45% last year to 5.29% in the current year. Our WAC increased 93 basis points, up to 8.64% from 7.71% in the prior year. These changes caused our premium on loan sales to decrease 23 basis points, to 1.16% from 1.39% last year.
     During the current year, we recorded a net $20.4 million in gains, compared to $91.9 million in the prior year, related to our various derivative instruments. The decline for the current year was caused by market interest rates, based on the two-year swap, declining 10 basis points compared to an increase of 93 basis points during the prior year. See note 11 to the condensed consolidated financial statements.
     The value of MSRs recorded in the current year increased to 63 basis points from 60 basis points in the prior year due to changes in our assumptions used to value MSRs and other factors. However, this increase was offset by a decline in origination volumes, which resulted in a net decrease of $62.0 million in gains on sales of mortgage loans. See additional discussion of our MSR assumptions in note 11 to the condensed consolidated financial statements and in Item 2, “Critical Accounting Policies.”

     During the current year we experienced higher early payment defaults, resulting in an increase in actual and expected loan repurchase activity. As a result, we recorded total loss provisions of $251.1 million during the nine months ended January 31, 2007 compared to $49.5 million in the prior year. The provision recorded in the current year consists of $130.7 million recorded on loans sold during the current period and $120.4 million related to loans sold in prior periods. Loss provisions as a percent of loan volumes increased 103 basis points over the prior year. See additional discussion of our reserves and repurchase obligations in note 11 to our condensed consolidated financial statements.
     During the current year, we recorded impairments of $73.1 million in gains on sales of mortgage assets primarily due to higher credit losses and interest rates. Additionally, recent market conditions resulted in significant declines in the value of mortgage loans, including the value of non-performing loans. As a result, we performed a detailed evaluation of the underlying collateral. This change resulted in additional impairment of residual interests of $29.2 million.
     We also recorded favorable pretax mark-to-market adjustments in other comprehensive income, which increased the fair value of our residual interests $18.1 million during the current year. These adjustments were recorded net of write-downs of $15.3 million and deferred taxes of $1.1 million, and will be accreted into income throughout the remaining life of those residual interests. We also recorded gains of $7.3 million and $28.7 million in gains on the sale of residual interests for the nine months ended January 31, 2007 and 2006, respectively.
     Interest income decreased $62.7 million from the prior year. This decrease is primarily due to lower accretion resulting from the sale of previously securitized residual interests during fiscal year 2006 and lower write-ups to residual interest balances, coupled with the write-off of accrued interest related to delinquent loans.
     The following table summarizes the key metrics related to our loan servicing business:

	(dollars in 000s)
Nine months ended January 31,	2007	2006

Average servicing portfolio:
With related MSRs	$63,794,782	$54,784,155
Without related MSRs	8,728,890	21,210,097

	$72,523,671	$75,994,252

Ending servicing portfolio:
With related MSRs	$63,942,819	$60,787,507
Without related MSRs	3,589,355	15,994,170

	$67,532,174	$76,781,677

Number of loans serviced	395,390	466,026
Average delinquency rate	9.03%	4.76%
Weighted average FICO score	621	621
Weighted average interest rate (WAC) of portfolio	8.04%	7.51%
Carrying value of MSRs	$263,140	$262,369
     Loan servicing revenues increased $35.6 million, or 12.0%, compared to the prior year. The increase reflects an increase in late fee income on delinquent loans and, to a lesser extent, a higher annualized rate earned on our servicing portfolio. The annualized rate earned on our entire servicing portfolio was 37 basis points for the current year, compared to 34 basis points in the prior year. These increases were partially offset by a decline in our average servicing portfolio, which decreased 4.6%, to $72.5 billion.
     Total expenses for the nine months ended January 31, 2007 declined $52.0 million, or 7.6%, from the prior year. Cost of services increased $20.1 million primarily as a result of increased amortization of MSRs.
     Cost of other revenues decreased $119.8 million, primarily due to our ongoing restructuring plans.
     Selling, general and administrative expenses increased $47.8 million due primarily to severance and our ongoing restructuring plans, coupled with retention bonuses and higher consulting expenses.
     The pretax loss for the nine months ended January 31, 2007 was $222.8 million compared to income of $257.3 million in the prior year.
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
     Cash From Operations. Cash used in operating activities from continuing operations for the first nine months of fiscal 2007 totaled $2.8 billion, compared with $1.7 billion for the same period of the prior fiscal year. The change was due primarily to $882.7 million in additional receivables, resulting from higher RAL and IMAL balances, an increase of $153.6 million in income tax payments and an increase of $40.3 million in interest payments.
     Issuance of Common Stock. We issue shares of common stock, in accordance with our stock-based compensation plans, out of treasury shares. Proceeds from the issuance of common stock totaled $19.2 million and $95.9 million for the nine months ended January 31, 2007 and 2006, respectively.
     Dividends. Dividends paid totaled $128.1 million and $118.7 million for the nine months ended January 31, 2007 and 2006, respectively.
     Share Repurchases. On June 7, 2006, our Board approved an additional authorization to repurchase 20.0 million shares. During the nine months ended January 31, 2007, we repurchased 8.1 million shares pursuant to this authorization and a prior authorization at an aggregate price of $180.9 million or an average price of $22.22 per share. There are 22.4 million shares remaining under these authorizations at January 31, 2007. We plan to continue to purchase shares on the open market in accordance with this authorization, subject to various factors including the price of the stock, the availability of excess cash, our ability to maintain liquidity and financial flexibility, securities law restrictions, targeted capital levels and other investment opportunities available.
     Debt. We plan to refinance our $500.0 million in Senior Notes, which are due in April 2007.
     Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents — restricted totaled $432.5 million at January 31, 2007 compared to $385.6 million at April 30, 2006. Consumer Financial Services held $369.0 million of this total segregated in a special reserve account for the exclusive benefit of its broker-dealer clients. Restricted cash of $13.3 million at January 31, 2007 held by Business Services is related to funds held to pay payroll taxes on behalf of its clients. We also held $50.3 million in restricted cash related to our $3.0 billion line of credit with HSBC Finance Corporation (HSBC Finance).
     Segment Cash Flows. A condensed consolidating statement of cash flows by segment for the nine months ended January 31, 2007 follows. Generally, interest is not charged on intercompany activities between segments.

						(in 000s)
			Consumer
	Tax	Business	Financial		Discontinued	Consolidated
	Services	Services	Services	Corporate	Operations	H&R Block

Cash provided by (used in):
Operations	$(2,107,883)	$30,295	$(64,345)	$(1,090,466)	$454,135	$(2,778,264)
Investing	(47,843)	(24,129)	(1,079,768)	(45,305)	18,322	(1,178,723)
Financing	(47,517)	(12,387)	1,618,450	2,631,602	172,301	4,362,449
Net intercompany	2,224,965	2,669	(238,894)	(1,764,227)	(224,513)	—
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
     Tax Services. Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in the fourth quarter. Tax Services used $2.1 billion in its current nine-month operations to cover off-season costs and working capital requirements. This segment used $47.8 million in investing activities primarily related to capital expenditures and acquisitions, and used $47.5 million in financing activities related to book overdrafts.

     Business Services. Business Services funding requirements are largely related to receivables for completed work and “work in process.” We provide funding sufficient to cover their working capital needs. This segment provided $30.3 million in operating cash flows during the first nine months of the year. Business Services used $24.1 million in investing activities primarily related to capital expenditures and acquisitions and used $12.4 million in financing activities primarily due to payments on acquisition debt.
     Consumer Financial Services. In the first nine months of fiscal year 2007, Consumer Financial Services used $64.3 million in cash from its operating activities primarily due to the timing of cash deposits that are restricted for the benefit of its broker-dealer clients. The segment also used $1.1 billion in investing activities primarily for the purchase of mortgage loans held for investment and provided $1.6 billion in financing activities due primarily to FDIC-insured deposits held at HRB Bank.
     HRB Bank is a member of the FHLB of Des Moines, which extends credit to member banks based on eligible collateral. At January 31, 2007, HRB Bank had FHLB advance capacity of $594.0 million, and no amount was outstanding on this facility.
     We believe the funding sources for Consumer Financial Services are stable. Liquidity risk within this segment is primarily limited to maintaining sufficient capital levels to obtain securities lending liquidity to support margin borrowing by clients.
     Discontinued Operations. These operations primarily generate cash as a result of the sale and securitization of mortgage loans and residual interests, and as residual interests begin to cash flow. Our discontinued operations provided $454.1 million in cash from operating activities primarily due to loan sales exceeding loan originations during the nine months ended January 31, 2007. Cash flows provided by investing activities consist primarily of $38.3 million in cash receipts on available-for-sale residual interests. Operating cash flows of discontinued operations in the table above includes the net loss from discontinued operations of $119.1 million.
     To finance our prime mortgage loan originations, we utilize an on-balance sheet warehouse facility with capacity up to $25 million. As of January 31, 2007 and April 30, 2006, the balance outstanding under this facility was $4.7 million and $1.6 million, respectively.
     See discussion of changes in the off-balance sheet arrangements of our discontinued operations below.
OFF-BALANCE SHEET FINANCING ARRANGEMENTS
During the three months ended January 31, 2007, total warehouse capacity was increased from $16.0 billion to $16.5 billion. Also during the third quarter, as reported in current report on Form 8-K dated January 31, 2007, we amended our warehouse facility with Citigroup Global Markets Realty Corp (Citigroup) to split OOMC’s existing warehouse financing arrangement with Citigroup into two separate warehouse facilities, one of which is an on-balance sheet facility with capacity of $500.0 million and the other an off-balance sheet facility. Loans totaling $172.3 million were held on the on-balance sheet line at January 31, 2007, with the related loans and liability reported in assets and liabilities held for sale. At January 31, 2007, our total off-balance sheet capacity was $16.0 billion, $14.5 billion of which was committed.
     As of January 31, 2007, OOMC did not meet the “minimum net income” financial covenant contained in eight of its committed warehouse facilities. This covenant requires OOMC to maintain a cumulative minimum net income of at least $1 for the four consecutive fiscal quarters ended January 31, 2007. On January 24, 2007, OOMC obtained waivers of the minimum net income financial covenants through April 27, 2007 from each of the applicable warehouse facility providers. The parties to the waivers were OOMC, Option One Mortgage Capital Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2001-1A; Option One Owner Trust 2001-2; Option One Owner Trust 2003-4, Option One Owner Trust 2003-5; Option One Owner Trust 2005-6; Option One Owner Trust 2005-7; Option One Owner Trust 2005-8; Option One Owner Trust 2005-9; Wells Fargo Bank National Association (as indenture trustee) and each of the following warehouse facility providers: Bank of America, N.A.; JPMorgan Chase Bank, N.A.; Park Avenue Receivables Company LLC; Falcon Asset Securitization Company LLC; JPMorgan Chase Bank, N.A.; Citigroup Global Markets Realty Corp.; DB Structured Products, Inc.; Gemini Securitization Corp., LLC; Greenwich Capital Financial Products, Inc.; HSBC Securities (USA) Inc.; HSBC Bank USA, N.A.; Lehman Brothers Bank; and Merrill Lynch Bank USA.

     Certain parties to the warehouse facilities have other relationships with us. Each of the warehouse facility providers (or their affiliates) are lending parties pursuant to credit facilities maintained by Block Financial Corporation (BFC), as borrower, and H&R Block, Inc., as guarantor, with various lenders. In addition, certain of the HSBC warehouse facility providers and their affiliates are parties to various agreements with us which (i) an HSBC affiliate originates RALs and IMALs and issues RACs to eligible clients of H&R Block company-owned and franchise offices and clients who utilize tax preparation products or services through other H&R Block distribution channels, (ii) BFC purchases participation interests in RALs and IMALs originated by certain HSBC affiliates, (iii) certain HSBC affiliates service RALs and IMALs in which BFC purchases participation interests and (iv) an HSBC affiliate provides a revolving credit facility to BFC for funding BFC’s purchases of participation interests in RALs.
     We anticipate that OOMC will not meet this financial covenant at April 30, 2007, however we believe we will be able to obtain waivers for that date from a sufficient number of warehouse providers to allow OOMC to continue its off-balance sheet financing activities. If OOMC can not obtain the waivers, warehouse facility providers would have the right to terminate their future funding obligations under the applicable warehouse facilities, terminate OOMC’s right to service the loans remaining in the applicable warehouse or request funding of the 10% guarantee. See note 11 to our condensed consolidated financial statements. While this termination could adversely impact OOMC’s ability to fund new loans, we believe this risk is mitigated by options available to H&R Block.
     Other than the changes outlined above, there have been no material changes in our off-balance sheet financing arrangements from those reported at April 30, 2006 in our Annual Report on Form 10-K.
COMMERCIAL PAPER ISSUANCE AND SHORT-TERM BORROWINGS
We entered into a $3.0 billion line of credit agreement with HSBC Finance effective January 2, 2007 for use as an alternate funding source for the purchase of RAL participations. This line is subject to various covenants that are substantially similar to our primary unsecured committed lines of credit (CLOCs), and is secured by our RAL participations. The balance outstanding on this facility at January 31, 2007 was $1.4 billion.
     We entered into a $300.0 million committed line of credit agreement with BNP Paribas for the period January 2 through February 23, 2007 to cover our peak liquidity needs. This line is subject to various covenants that are substantially similar to our primary unsecured CLOCs. There was no balance outstanding on this line at January 31, 2007.
     Our Canadian commercial paper issuances are supported by a credit facility provided by one bank in scheduled amounts ranging from $1.0 million to $225.0 million (Canadian) based on anticipated operational needs. The Canadian CLOC was renewed in November 2006 for an additional 364 days.
     Other than the changes outlined above, there have been no material changes in our commercial paper program and short-term borrowings from those reported at April 30, 2006 in our Annual Report on Form 10-K.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
There have been no material changes in our contractual obligations and commercial commitments from those reported at April 30, 2006 in our Annual Report on Form 10-K.
REGULATORY ENVIRONMENT
In March 2006, the OTS approved the federal savings bank charter of HRB Bank. HRB Bank commenced operations on May 1, 2006, at which time H&R Block, Inc. became a savings and loan holding company. As a savings and loan holding company, H&R Block, Inc. is subject to regulation by the OTS. Federal savings banks are subject to extensive regulation and examination by the OTS, their primary federal regulator, as well as the Federal Deposit Insurance Corporation (FDIC). HRB Bank is subject to various OTS capital requirements and H&R Block, Inc. is now subject to a three percent minimum ratio of adjusted tangible capital to adjusted total assets, as defined by the OTS. As of January 31, 2007, our ratio of adjusted tangible capital to adjusted total assets was approximately 1%. We fell below the minimum required ratio due to losses in our mortgage operations and seasonal fluctuations in our consolidated balance sheet. We notified the OTS of our failure to meet this requirement and the OTS requested that we provide a plan and expected timeframe for regaining compliance. We have provided a corrective plan and indicated that we believed our noncompliance would be remedied by February 28, 2007. We have agreed to provide the OTS with the calculation of this ratio as of February 28, 2007, although it is normally required only on a quarterly basis. We have not received further requests from the OTS as of the date of this filing.
     A banking institution’s capital category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, a tangible equity ratio measure, and certain other factors. See note 6 to the condensed consolidated financial statements for additional discussion of regulatory capital requirements and classifications.
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
     The following is an example of a hypothetical gain on sale calculation:

(in 000s)
Acquisition cost of underlying mortgage loans	$1,000,000

Fair values:
Net proceeds	$999,000
Cash received	(4,000)

Less recourse obligation	$995,000
Beneficial interest in Trusts	20,000
MSRs	7,000

$1,022,000

Computation of gain on sale:
Net proceeds	$995,000
Less allocated cost ($995,000 / $1,022,000 x $1,000,000)	973,581

Recorded gain on sale	$21,419

Recorded beneficial interest in Trusts ($20,000 / $1,022,000 x $1,000,000)	$19,570

Recorded value of MSRs ($7,000 / $1,022,000 x $1,000,000)	$6,849

Recorded liability for recourse obligation	$4,000

     Variations in the assumptions we use affect the estimated fair values and the reported net gains on sales. Gains on sales of mortgage loans totaled $333.3 million and $499.5 million for nine months ended January 31, 2007 and 2006, respectively.
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
     During the nine months ended January 31, 2007, we experienced higher early payment defaults, resulting in an increase in actual and expected loan repurchase activity. As a result, we recorded total loss provisions of $251.1 million during the nine months ended January 31, 2007 compared to $49.5 million in the prior year. Loss provisions recorded in the current year consist of $130.7 million recorded on loans sold during the current year and $120.4 million related to loans sold in prior periods. At January 31, 2007, we assumed that substantially all loans that failed to make timely payments according to contractual early payment default provisions will be repurchased, and that 6% of loans will be repurchased from sales that have not yet reached the contractual date upon which repurchases can be determined. Based on historical experience and review of current early payment default, cure rate and loss severity trends, we assumed 10% of all loans we repurchase from whole loan sale transactions will cure with no loss incurred, and of those that do not cure, we assumed an average 17% loss severity for loans on which we hold a first lien position. During the three months ended January 31, 2007, we increased our estimated loss severity for on-balance sheet loans from an average of 17% to 29%. We recorded $92.8 million in reserves related to loans sold in prior quarters due to higher severity assumptions, higher loss frequency and a decrease in our estimated cure rate.
     Based on our analysis as of January 31, 2007, we estimated our liability for recourse obligations to be $44.8 million. The sensitivity of the recourse liability to 10% and 20% adverse changes in loss assumptions is $4.5 million and $9.0 million, respectively.
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
     During the period from May 1, 2005 to the current quarter ended January 31, 2007, assumptions used in valuing MSRs have been updated. The significant changes and their impact, both in dollars and basis points of loans sold during the quarter of initial implementation, are outlined below beginning with the most recent changes.

(dollars in 000s)
Description	Change	Impact	Quarter Implemented
Prepayment rates	Further stratification of	$4,428 or	January 31, 2007
	prepayment rates	8 basis points

Ancillary fees	Decreased average number	($3,677) or	July 31, 2006
	of days of interest collected	(5) basis points
related to prepayments

Discount rate	15% to 18%	($2,555) or	January 31, 2006
(3) basis points

Costs to service	Decreased the number of days	$12,893 or	October 31, 2005
	of interest paid to investors	11 basis points

     During the period ended January 31, 2007 we updated our assumptions related to loan prepayment rates to further stratify by vintage year, loan type, and loans with and without prepayment penalties. We also updated assumptions surrounding investor remittances during the current period. The net impact of the changes outlined above and other less significant changes made during the current quarter was an increase of approximately 4 basis points for MSRs initially recorded in the current quarter. During the period ended July 31, 2006, we updated our assumption related to the average number of days of interest collected on funds received as a result of prepayments (Ancillary fees on the table above). We decreased the average number of days of interest collected following a review of the servicing portfolio data. During the quarter ended January 31, 2006, we increased the discount rate assumption (Discount rate on the table above) used to determine the fair value of MSRs from 15% to 18% as a result of an analysis of third party data including rates used by other market participants. During the quarter ended October 31, 2005, we updated our assumption for number of days of interest paid to investors (Costs to service on the table above) on monthly loan prepayments upon the completion of a review of the historical performance of the servicing portfolio. The cumulative net impact of the changes outlined above and other less significant changes made during the period from January 31, 2006 to January 31, 2007 was an increase of approximately 5 basis points for MSRs initially recorded in the current quarter compared to the prior year quarter.
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
     MSRs with a book value of $263.1 million are included in our condensed consolidated balance sheet at January 31, 2007. While changes in any assumption could impact the value of our MSRs, the primary drivers of significant changes to the value of our MSRs are prepayment speeds, discount rates, costs to service and ancillary fees. Below is a table showing the effect of a variation of a particular assumption on the fair value of our MSRs without changing any other assumptions. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

Assumption	Impact on Fair Value

Prepayments (including defaults):
Adverse 10% – % impact on fair value	(8%)
Adverse 20% – % impact on fair value	(16%)

Discount rate:
Adverse 10% – % impact on fair value	(3%)
Adverse 20% – %$impact on fair value	(5%)

Ancillary Fees and Income:
Adverse 10% – %impact on fair value	(4%)
Adverse 20% – % impact on fair value	(8%)

Costs to service:
Adverse 10% – % impact on fair value	(4%)
Adverse 20% – % impact on fair value	(9%)

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

Banking Ratios

		(dollars in 000s)
	Three months ended	Nine months ended
	January 31, 2007	January 31, 2007

Efficiency Ratio:
Total Consumer Financial Services expenses	$96,552	$262,316
Less: Interest and non-banking expenses	(91,983)	(254,572)

Non-interest banking expenses	$4,569	$7,744

Total Consumer Financial Services revenues	$107,511	$267,888
Less: Non-banking revenues and interest expense	(94,800)	(246,714)

Banking revenue – net of interest expense	$12,711	$21,174

	36%	37%

Net Interest Margin (annualized):
Net banking interest revenue	$6,188	$14,309
Net banking interest revenue (annualized)	$24,752	$19,079

Divided by average assets	$982,633	$682,798

	2.52%	2.79%

Return on Average Assets (annualized):
Total Consumer Financial Services pretax income	$10,959	$5,572
Less: Non-banking pretax income (loss)	4,505	(15,614)

Pretax banking income	$6,454	$10,042

Pretax banking income (annualized)	$25,816	$13,389

Divided by average assets	$982,633	$682,798

	2.63%	1.96%
Origination Margin

			(dollars in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006

Total expenses	$218,128	$226,072	$633,591	$685,548
Add: Expenses netted against gain on sale revenues	42,288	85,974	135,442	321,177
Less:
Cost of services	(77,040)	(83,076)	(235,353)	(215,279)
Cost of acquisition	(12,005)	(24,305)	(28,809)	(127,201)
Allocated support departments	(3,883)	(3,581)	(12,034)	(9,799)
Other	(38,874)	(11,291)	(66,819)	(29,891)

	$128,613	$189,793	$426,018	$624,555

Divided by origination volume	$6,260,399	$8,952,487	$21,230,982	$32,460,924
Total cost of origination	2.05%	2.12%	2.01%	1.92%
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The sensitivities of certain financial instruments to changes in interest rates as of January 31, 2007 are presented below. The following table represents hypothetical instantaneous and sustained parallel shifts in interest rates and should not be relied on as an indicator of future expected results.

						(in 000s)
	Carrying Value at	Basis Point Change
	January 31, 2007	-300	-200	-100	+100	+200	+300

Mortgage loans held for investment	$1,069,626	$39,780	$32,367	$21,417	$(23,870)	$(49,735)	$(78,685)
Mortgage loans held for sale	363,016	15,707	10,157	4,916	(4,915)	(9,913)	(14,606)
     There have been no other material changes in our market risks from those reported at April 30, 2006 in our Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The controls evaluation was done under the supervision and with the participation of management. Based on this evaluation we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to a material weakness in internal controls in financial reporting identified related to the valuation of certain residual interests in securitizations. We believe this material weakness has been remediated as of March 12, 2007, and that the remediation is reflected in the information contained in this Form 10-Q.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information below should be read in conjunction with the information included in note 8 to our condensed consolidated financial statements.
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
     Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al., (formerly Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., Block Financial Corporation, et al.) Case No. 98 C 2178, United States District Court for the Northern District of Illinois, Eastern Division, instituted on April 18, 1998. This case constitutes one of the 2006 Settlements. On April 19, 2006, we entered into a settlement agreement regarding this case, subject to final court approval. The settlement was approved by the court on August 28, 2006. One objector filed an appeal, which was dismissed on March 1, 2007. Unless a Petition for Certiorari is filed by the objector and granted by the United States Supreme Court, the settlement is final.

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
     Deadra D. Cummins, et al. v. H&R Block, Inc., et al., Case No. 03-C-134 in the Circuit Court of Kanawha County, West Virginia, instituted on January 22, 2003. The court approved the settlement of this case on June 8, 2006, and the settlement is now final.
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
EXPRESS IRA LITIGATION

On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) entitled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc. The complaint alleged fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and sought equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. On December 1, 2006, the Supreme Court of the State of New York issued a ruling that dismissed the New York Attorney General’s lawsuit in its entirety on procedural grounds but granted leave to amend and refile the lawsuit. The amended complaint has been filed and alleges causes of action similar to those claimed in the original complaint and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. We intend to defend this case vigorously, but there are no assurances as to its outcome.

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
SECURITIES AND SHAREHOLDER DERIVATIVE LITIGATION

On March 17, 2006, the first of three putative class actions alleging violations of certain securities laws are were filed against the Company and certain of its current and former officers and directors (the “Securities Class Action Cases”). In addition, on April 5, 2006, the first of nine shareholder derivative actions purportedly brought on behalf of the Company (which is named as a “nominal defendant”) were filed against certain of the Company’s current and former directors and officers (the “Derivative Cases”). The Securities Class Action Cases alleged, among other things, deceptive, material and misleading financial statements, failure to prepare financial statements in accordance with generally accepted accounting principles and concealment of the potential for lawsuits stemming from the allegedly fraudulent nature of the Company’s operations. The actions seek unspecified damages and equitable relief. The Derivative Cases generally involved allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste and unjust enrichment pertaining to (i) the Company’s restatement of financial results due to errors in determining the Company’s state effective income tax rate and (ii) certain of the Company’s products and other business activities. On September 20, 2006, the United States District Court for the Western District of Missouri ordered all of the Securities Class Action Cases and the Derivative Cases consolidated into a single action styled In re H&R Block Securities Litigation. The court will appoint a lead plaintiff who will then file a consolidated complaint. We intend to defend this litigation vigorously, but there are no assurances as to its outcome.
OTHER CLAIMS AND LITIGATION
As reported previously, the NASD brought charges against HRBFA regarding the sale by HRBFA of Enron debentures in 2001. A hearing for this matter commenced in May 2006, was recessed until October 2006 and is scheduled to continue through August 2007. We intend to defend the NASD charges vigorously, although there can be no assurances regarding the outcome and resolution of the matter.
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
     We have from time to time been party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, individual plaintiffs, and cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. Some of these investigations, claims and lawsuits pertain to RALs, the electronic filing of customers’ income tax returns, the POM guarantee program, and our Express IRA program and other investment products and RSM EquiCo business valuation services. We believe we have meritorious defenses to each of these claims, and we are defending or intend to defend them vigorously, although there is no assurance as to their outcome.

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
     Other than the items discussed above, there have been no material changes in our risk factors from those reported at April 30, 2006 in our Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
A summary of our purchases of H&R Block common stock during the third quarter of fiscal year 2007 is as follows:

				(shares in 000s)
			Total Number of Shares	Maximum Number
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased (1)	per Share	Plans or Programs (2)	the Plans or Programs (2)

November 1 – November 30	65	$23.20	—	22,352
December 1 – December 31	2	$23.71	—	22,352
January 1 – January 31	19	$23.38	—	22,352

(1)	We purchased 86,092 shares in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on nonvested shares.

(2)	On June 9, 2004, our Board of Directors approved the repurchase of 15.0 million shares of H&R Block, Inc. common stock. On June 7, 2006, our Board approved an additional authorization to repurchase 20.0 million shares. These authorizations have no expiration date.
ITEM 6. EXHIBITS
10.1	Omnibus Amendment and Consent Agreement dated as of December 29, 2006 among Option One Owner Trust 2001-1A, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse Corporation, Wells Fargo National Bank, National Association and Greenwich Capital Financial Products, Inc.

10.2	Amendment Number Five to Second Amended and Restated Sale and Servicing Agreement dated as of September 7, 2006, among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank N.A.

10.3	Amendment Number Nine to Amended and Restated Indenture dated as of December 15, 2006, among Option One Owner Trust 2001-2 and Wells Fargo Bank, N.A.

10.4	Omnibus Amendment and Consent Agreement dated as of December 29, 2006 among Option One Owner Trust 2001-2, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse Corporation, Wells Fargo National Bank, National Association and Bank of America N.A.

10.5	Waiver and Amendment dated January 24, 2007, among Option One Owner Trust 2001-2, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse Corporation, Well Fargo Bank, National Association and Bank of America, N.A.

10.6	Second Amended and Restated Sale and Servicing Agreement dated as of January 19, 2007, among Option One Mortgage Corporation, Option One Owner Trust 2002-3 and Wells Fargo Bank N.A.

10.7	Second Amended and Restated Note Purchase Agreement dated as of January 19, 2007, among Option One Loan Warehouse Corporation, Option One Owner Trust 2002-3 and UBS Real Estate Securities, Inc.

10.8	Indenture dated as of January 19, 2007 between Option One Owner Trust 2002-3 and Wells Fargo Bank, N.A.

10.9	Omnibus Amendment and Consent Agreement dated as of December 29, 2006 among Option One Owner Trust 2003-4, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse Corporation, Wells Fargo National Bank, National Association, Falcon Asset Securitization Company LLC, Park Avenue Receivables Company LLC and JPMorgan Chase Bank N.A.

10.10	Waiver dated January 24, 2007, among Option One Owner Trust 2003-4, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse Corporation, Wells Fargo Bank, National Association, Falcon Asset Securitization Company LLC, Park Avenue Receivables Company LLC and JPMorgan Chase Bank N.A.

10.11	Amendment Number Two to Amended and Restated Sale and Servicing Agreement dated as of November 10, 2006, among Option One Owner Trust 2003-5, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A.

10.12	Amendment Number Two to Note Purchase Agreement dated as of November 10, 2006, among Option One Owner Trust 2003-5, Option One Loan Warehouse Corporation and Citigroup Global Markets Realty Corp.

10.13	Omnibus Amendment and Consent Agreement dated as of December 29, 2006 among Option One Owner Trust 2003-5, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse Corporation, Wells Fargo National Bank, National Association and Citigroup Global Markets Realty Corp.

10.14	Omnibus Amendment dated as of January 1, 2007, among Option One Owner Trust 2003-5, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse Corporation, Wells Fargo Bank, National Association and Citigroup Global Markets Realty Corp.

10.15	Omnibus Amendment Number Four dated as of July 12, 2006, among Option One Owner Trust 2005-6, Option One Loan Warehouse Corporation, Option One Mortgage Corporation, Wells Fargo Bank, N.A. and Lehman Brothers Bank.

10.16	Omnibus Amendment and Consent Agreement dated as of December 29, 2006, among Option One Owner Trust 2005-6, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse Corporation, Wells Fargo Bank, National Association and Lehman Brothers Bank.

10.17	Omnibus Amendment and Consent Agreement dated as of December 29, 2006, among Option One Owner Trust 2005-7, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse Corporation, Wells Fargo National Bank, National Association, HSBC Bank USA, N.A., Bryant Park Funding LLC and HSBC Securities (USA) Inc.

10.18	Omnibus Amendment and Consent Agreement dated as of December 29, 2006, among Option One Owner Trust 2005-8, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse Corporation, Wells Fargo National Bank, National Association and Merrill Lynch Bank USA.

10.19	Omnibus Amendment and Consent Agreement dated as of December 29, 2006, among Option One Owner Trust 2005-9, Option One Mortgage Corporation, Option One Mortgage Capital

Corporation, Option One Loan Warehouse Corporation, Wells Fargo National Bank, National Association, DB Structured Products, Inc., Gemini Securitization Corp., LLC, Aspen Funding Corp. and Newport Funding Corp.

10.20	Supplemental Indenture No. 2 dated as of January 16, 2007, between Option One Owner Trust 2005-9 and Wells Fargo Bank, N.A.

10.21	Amendment Number One to Sale and Servicing Agreement dated as of January 16, 2007, among Option One Owner Trust 2005-9, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A.

10.22	Sale and Servicing Agreement dated as of January 1, 2007, among Option One Loan Warehouse Corporation, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Owner Trust 2007-5A and Wells Fargo Bank, N.A.

10.23	Note Purchase Agreement dated as of January 1, 2007, among Option One Loan Warehouse Corporation, Option One Owner Trust 2007-5A and Citigroup Global Markets Realty Corp.

10.24	Indenture dated as of January 1, 2007, between Option One Owner Trust 2007-5A and Wells Fargo Bank, N.A.

10.25	Joinder and First Amendment to Program Contracts dated as of November 10, 2006, among HSBC Bank USA, National Association; HSBC Trust Company (Delaware), N.A.; HSBC Taxpayer Financial Services Inc.; Beneficial Franchise Company Inc.; Household Tax Masters Acquisition Corporation; H&R Block Services, Inc.; H&R Block Tax Services, Inc.; H&R Block Enterprises, Inc.; H&R Block Eastern Enterprises, Inc.; H&R Block Digital Solutions, LLC; H&R Block and Associates, L.P.; HRB Royalty, Inc.; HSBC Finance Corporation; H&R Block, Inc.; and Block Financial Corporation.*

10.26	Second Amendment to Program Contracts dated as of November 13, 2006, among HSBC Bank USA, National Association; HSBC Trust Company (Delaware), N.A.; HSBC Taxpayer Financial Services Inc.; Beneficial Franchise Company Inc.; H&R Block Services, Inc.; H&R Block Tax Services, Inc.; H&R Block Enterprises, Inc.; H&R Block Eastern Enterprises, Inc.; H&R Block Digital Solutions, LLC; H&R Block and Associates, L.P.; HRB Royalty, Inc.; HSBC Finance Corporation; and H&R Block, Inc.*

10.27	First Amended and Restated HSBC Refund Anticipation Loan and IMA Participation Agreement dated as of November 13, 2006 among Block Financial Corporation; HSBC Bank USA, National Association; HSBC Trust Company (Delaware), National Association; and HSBC Taxpayer Financial Services, Inc.*

10.28	First Amended and Restated HSBC Settlement Products Servicing Agreement dated as of November 13, 2006, among HSBC Bank USA, National Association; HSBC Taxpayer Financial Services, Inc.; HSBC Trust Company (Delaware), N.A.; and Block Financial Corporation.*

10.29	Credit and Guarantee Agreement dated January 2, 2007, among Block Financial Corporation, H&R Block, Inc. and HSBC Finance Corporation.*

10.30	First Amendment dated as of November 28, 2006 to Five-Year Credit and Guarantee Agreement among Block Financial Corporation, H&R Block, Inc., JPMorgan Chase Bank and various financial institutions.

10.31	First Amendment dated as of November 28, 2006 to Amended and Restated Five-Year Credit and Guarantee Agreement among Block Financial Corporation, H&R Block, Inc., JPMorgan Chase Bank and various financial institutions.

10.32	Separation and Release Agreement between HRB Management, Inc. and Nicholas J. Spaeth.**

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential Information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

**	Indicates management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

Mark A. Ernst
Chairman of the Board, President
and Chief Executive Officer
March 14, 2007

William L. Trubeck
Executive Vice President and
Chief Financial Officer
March 14, 2007

Jeffrey E. Nachbor
Senior Vice President and
Corporate Controller
March 14, 2007