Form 10-K
period 2007-04-30
H&R BLOCK INC
filed 2007-06-29
CIK 12659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: April 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-6089
H&R Block, Inc.
(Exact name of registrant as specified in its charter)

MISSOURI	44-0607856
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
One H&R Block Way, Kansas City, Missouri 64105
(Address of principal executive offices, including zip code)
(816) 854-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, without par value
(Title of Class)
Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on October 31, 2006, was $7,009,044,680.
Number of shares of registrant’s Common Stock, without par value, outstanding on May 31, 2007: 323,406,988.
Documents incorporated by reference
     The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders, to be held September 6, 2007, is incorporated by reference in Part III to the extent described therein.

2007 FORM 10-K AND ANNUAL REPORT

Introduction and Forward Looking Statements	3

PART I

Item 1. Business	3
Item 1A. Risk Factors	15
Item 1B. Unresolved Staff Comments	19
Item 2. Properties	20
Item 3. Legal Proceedings	20
Item 4. Submission of Matters to a Vote of Security Holders	22

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6. Selected Financial Data	24
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	49
Item 8. Financial Statements and Supplementary Data	53
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	97
Item 9A. Controls and Procedures	97
Item 9B. Other Information	97

PART III

Item 10. Directors and Executive Officers of the Registrant	98
Item 11. Executive Compensation	99
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	99
Item 13. Certain Relationships and Related Transactions	99
Item 14. Principal Accounting Fees and Services	99

PART IV

Item 15. Exhibits and Financial Statement Schedules	99

Signatures	101
Exhibit Index	102
Form of 2003 Long-Term Executive Compensation Plan Award Agreement
Severance Plan
Amendment to the Severance Plan
Employment Agreement
Bridge Credit and Guarantee Agreement
Supplemental Indenture
Amendment to Amended and Restated Sale and Servicing Agreement
Amendment to Amended and Restated Sale and Servicing Agreement
Amendment to the Amended and Restated Note Purchase Agreement
Amendment to the Amended and Restated Indenture
Amendment to the Pricing Side Letter
Amendment to the Amended and Restated Indenture
Amended and Restated Pricing Side Letter
Amendment to the Pricing Letter
Computation of Ratio of Earnings to Fixed Charges
Subsidiaries of the Company
Consent of Independent Registered Public Accounting Firm
Certification
Certification
Certification
Certification

INTRODUCTION AND FORWARD LOOKING STATEMENTS
Specified portions of our proxy statement, which will be filed in July 2007, are listed as “incorporated by reference” in response to certain items. Our proxy statement will be printed within our Annual Report and mailed to shareholders in July 2007 and will also be available on our website at www.hrblock.com.
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
PART I
ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS –
H&R Block, Inc. is a financial services company with subsidiaries providing tax, investment, mortgage, and accounting and business consulting services and products. Our Tax Services segment provides income tax return preparation and other services and products related to tax return preparation to the general public in the United States, Canada and Australia. Our Business Services segment is a national accounting, tax and business consulting firm primarily serving mid-sized businesses under the RSM McGladrey name. Our Consumer Financial Services segment offers brokerage services, along with investment planning and related financial advice through H&R Block Financial Advisors and full-service banking through H&R Block Bank. Our mortgage operations offer a full range of home mortgage services through Option One Mortgage Corporation and H&R Block Mortgage Corporation. See additional discussion of our plans to dispose of our mortgage operations in “Recent Developments.”
H&R BLOCK’S MISSION –
“To help our clients achieve their financial
objectives by serving as their tax
and financial partner.”
     We serve our clients’ financial needs through the consistent high quality delivery of a variety of tax and financial services. Operating through multiple lines of business allows us to better meet the changing financial needs of our clients.
     H&R Block, Inc. was organized as a corporation in 1955 under the laws of the State of Missouri, and is a holding company with operating subsidiaries providing financial services and products to the general public. “H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context. A complete list of our subsidiaries can be found in Exhibit 21.
     RECENT DEVELOPMENTS – H&R Block Bank (HRB Bank) commenced operations on May 1, 2006, at which time H&R Block, Inc. became a savings and loan holding company. At that time, we also realigned certain segments of our business to reflect a new management reporting structure. The previously reported Investment Services segment and HRB Bank have been combined in the Consumer Financial Services segment. See “Description of Business” for additional information on this new segment.
     Conditions in the non-prime mortgage industry were challenging throughout fiscal year 2007, and particularly in our fourth quarter. Our mortgage operations, as well as the entire industry, were impacted by deteriorating conditions in the secondary market, where reduced investor demand for loan purchases, higher investor yield requirements and increased estimates for future losses reduced the value of non-prime loans. Under these conditions non-prime originators generally reported significant increases in losses and many were unable to meet their financial obligations. During the fourth quarter we tightened our underwriting standards, which had the effect of reducing our loan origination volumes, but we expect will result in the origination of higher quality loans with better pricing in the secondary markets.
     Our discontinued operations reported a pretax loss of $1.2 billion, which includes losses of $50.2 million from our Business Services and Tax Services discontinued operations, with the remainder from our mortgage business. The results of our mortgage operations include $388.7 million in loss provisions and repurchase reserves, impairments of residual interests of $168.9 million and impairments of other assets totaling $345.8 million.

     If conditions in the industry, particularly in home appreciation, continue to decline, our future results would continue to be negatively impacted. See additional discussion of the performance of our mortgage operations in Item 7, under “Discontinued Operations.”
     DISCONTINUED OPERATIONS. On November 6, 2006 we announced we would evaluate strategic alternatives for Option One Mortgage Corporation (OOMC), including a possible sale or other transaction through the public markets. On April 19, 2007, we entered into an agreement to sell OOMC for cash consideration approximately equal to the fair value of the adjusted tangible net assets of OOMC (as defined by the agreement) at closing less $300.0 million. The agreement provides for us to receive one-half of OOMC’s cumulative net income from its origination business for the 18 months following the closing, up to a maximum of $300.0 million, but no less than zero. The OOMC agreement is subject to various closing conditions and may be terminated by either party if the transaction does not close by December 31, 2007. In conjunction with this plan, we also announced we would terminate the operations of H&R Block Mortgage Corporation (HRBMC). We recorded impairments relating to the disposition of our mortgage businesses during the fourth quarter of fiscal year 2007 of $345.8 million, including the full impairment of goodwill of $152.5 million. Because the final sale price will be based on third-party bids and valuations received at closing, and because market conditions may change significantly during the period prior to closing, the value of the adjusted tangible net assets of the business at closing may be significantly different than the value as of April 30, 2007. Any such changes could impact the final impairment amount recorded at closing. We expect the sale of OOMC to close during the second quarter of fiscal year 2008. See discussion of additional conditions of the sale in Item 1A, under “Potential Sale Transaction.”
     During fiscal year 2007, we committed to a plan to sell and/or completed the wind-down of three smaller lines of business previously reported in our Business Services segment, as well as our tax operations in the United Kingdom previously reported in Tax Services. We recorded an additional impairment of $5.0 million related to these businesses.
     During fiscal year 2007, we met the criteria requiring us to present the related financial results of these businesses as discontinued operations and the assets and liabilities of all of the businesses being sold as held-for-sale in the consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS –
See discussion below and in Item 8, note 21 to our consolidated financial statements.
DESCRIPTION OF BUSINESS –
TAX SERVICES
GENERAL – Our Tax Services segment is primarily engaged in providing tax return preparation and related services and products in the United States and its territories, Canada and Australia. Revenues include fees earned for services performed at company-owned retail tax offices, royalties from franchise retail tax offices, sales of Peace of Mind (POM) guarantees, sales of tax preparation and other software, fees from online tax preparation, and participation in refund anticipation loans (RALs) and Instant Money Advance Loans (IMALs). Segment revenues constituted 66.8% of our consolidated revenues of continuing operations for fiscal year 2007, 68.5% for 2006, and 74.9% for 2005.
     Retail income tax return preparation and related services are provided by tax professionals via a system of retail offices operated directly by us or by franchisees. We also offer our services through seasonal offices located inside major retailers.
     We offer a number of digital tax preparation alternatives. TaxCut® from H&R Block enables do-it-yourself users to prepare their federal and state tax returns easily and accurately. Our software products may be purchased through third-party retail stores, direct mail or online.
     We also offer our clients many online options: multiple versions of do-it-yourself tax preparation, professional tax review, tax advice and tax preparation through a tax professional, whereby the client completes a tax organizer and sends it to a tax professional for preparation and/or signature.
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
     RALs – RALs are offered to our U.S. clients by a designated bank primarily through a contractual relationship with HSBC Holdings plc (HSBC). An eligible, electronic filing client may apply for a RAL at one of our offices. After meeting certain eligibility criteria, clients are offered the opportunity to apply for a loan from HSBC in amounts up to $9,999 based upon their anticipated federal income tax refund. We simultaneously transmit the income tax return information to the IRS and the lending bank. Within a few days or less after the filing date, the client receives a check or direct deposit in the amount of the loan, less the bank’s transaction fee, our tax return preparation fee and other fees for client-selected services. Additionally, qualifying electronic filing clients are eligible to receive their RAL proceeds, less applicable fees, in approximately one hour after electronic filing using the Instant Money service. For a RAL to be repaid, the IRS directly deposits the participating client’s federal income tax refund into a designated account at the lending bank. See related discussion in “Loan Participations” below.
     RACs – Refund Anticipation Checks (RACs) are offered to U.S. clients who would like to either (1) receive their refund faster and do not have a bank account for the IRS to direct deposit their refund or (2) have their tax preparation fees paid directly out of their refund. A RAC is not a loan and is provided through a contractual relationship with HSBC.
     IMALs – IMALs are early-season loans offered to U.S. clients, beginning in November 2006, allowing them to take out a loan from HSBC in amounts up to $2,500 based upon their anticipated federal income tax refund. See related discussion in “Loan Participations” below.
     H&R BLOCK PREPAID EMERALD MASTERCARD® – The H&R Block Prepaid Emerald MasterCard® allows a client to receive a tax refund from the IRS directly on a prepaid debit card, or to direct RAL or RAC proceeds to the card to avoid high-cost check-cashing fees. The card can be used for everyday purchases, bill payments, and ATM withdrawals anywhere MasterCard® is accepted. Additional funds can be added to the card account year-round though direct deposit, or at participating retail locations.
     EASY SAVINGS, EASY IRA – Traditional savings and individual retirement accounts insured by the Federal Deposit Insurance Corporation (FDIC) are offered to U.S. clients as savings and tax-advantaged retirement savings tools. The accounts are held at HRB Bank.
     TAX RETURN PREPARATION COURSES – We offer income tax return preparation courses to the public, which teach students how to prepare income tax returns and provide us with a source of trained tax professionals.
     SOFTWARE PRODUCTS – We develop and market TaxCut® income tax preparation software, Kiplinger’s Home and Business Attorney and Kiplinger’s WILLPowerSM software products.
     TaxCut® offers a simple step-by-step tax preparation interview, data imports from money management software and tax preparation software, calculations, completion of the appropriate tax forms, checking for errors and, for an additional charge, electronic filing.
     During fiscal year 2007, we acquired TaxWorks LLC and its affiliated entities, a provider of commercial tax preparation software targeting the independent tax preparer market. The primary software product, TaxWorks®, is designed for small to mid-sized CPA firms that file taxes for individuals and businesses. The initial cash purchase price was $24.8 million, with a payment of $10.0 million due in May 2007 and a payment of $23.6 million due in May 2012. The $10.0 million payment due in May 2007 was paid on April 30, 2007. See Item 8, note 2 to our consolidated financial statements.
     ONLINE TAX PREPARATION – We offer a comprehensive range of tax services, from tax advice to complete professional and do-it-yourself tax return preparation and electronic filing, through our websites at www.hrblock.com, www.taxcut.com, www.taxnet.com and www.taxengine.com. These websites allow clients to prepare their federal and state income tax returns using the TaxCut Online Tax Program and other platforms, access tax tips, advice and tax-related news and use calculators for tax planning.
     We participate in the Free File Alliance (FFA). This alliance was created by the tax return preparation industry and the IRS, and allows qualified filers with adjusted gross incomes less than $52,000 to prepare and file their federal return online at no charge. We feel that this program provides a valuable public service and increases our visibility with new clients, while also providing an opportunity to offer our state return preparation services to these new clients at our regular prices.
     CASHBACK PROGRAM – We offer a refund discount (CashBack) program to our customers in Canada. Canadian law specifies the procedures we must follow in conducting the program. In accordance with current Canadian regulations, if a customer’s tax return indicates the customer is entitled to a tax refund, we issue a check to the client. The client assigns to us the full amount of the tax refund to be issued by the Canada Revenue Agency (CRA) and the refund check is then sent by the CRA directly to us. In accordance with the law, the discount is deemed to include both the tax return preparation fee and the fee for tax refund discounting. This program is financed by short-term borrowings. The number of returns discounted under the CashBack program in fiscal year 2007 was approximately 670,000, compared to 653,000 in 2006 and 581,000 in 2005.
     CLIENTS SERVED – We, together with our franchisees, served approximately 22.9 million clients worldwide during fiscal year 2007, up from 21.9 million in 2006 and 21.4 million in 2005. See discussion of the Canadian tax season extension under “Seasonality of Business.” We served 20.3 million clients in the U.S. during fiscal year 2007, up from 19.5 million in 2006 and 19.1 million in 2005. “Clients served” includes taxpayers for whom we prepared income tax returns in offices, federal software units sold, online completed and paid federal returns, paid state returns when no federal return was purchased, taxpayers for whom we provided only paid electronic filing services and clients who received IMALs but did not return for tax preparation and/or e-filing services. Our U.S. clients served constituted 16.1% of an IRS estimate of total individual income tax returns filed as of April 30, 2007, compared to 15.7% in 2006 and 15.6% in 2005.
     OWNED AND FRANCHISED OFFICES – A summary of our company-owned and franchise offices is as follows:

April 30,	2007	2006	2005

U.S. OFFICES –
Company-owned offices	6,669	6,387	5,811
Company-owned shared locations (1)	1,488	1,473	1,296

Total company-owned offices	8,157	7,860	7,107

Franchise offices	3,784	3,703	3,528
Franchise shared locations (1)	843	602	526

Total franchise offices	4,627	4,305	4,054

	12,784	12,165	11,161

INTERNATIONAL OFFICES –
Canada	1,070	1,011	912
Australia	360	362	378
Other	—	10	10

	1,430	1,383	1,300

(1)	Shared locations include offices located within Wal-Mart, Sears or other third-party businesses.
     Offices in shared locations at April 30, 2007 include 1,146 offices operated in Wal-Mart stores and 760 offices in Sears stores operated as “H&R Block at Sears.” The Wal-Mart agreement expires in May 2007 and is in the process of being renegotiated. The Sears license agreement was renewed in June 2007 and expires in July 2010. The Sears agreement is subject to standard termination rights by either party which include change in control, bankruptcy, material misuse of intellectual property, unauthorized disclosure of confidential information, failure to pay required fees, failure to comply with the agreement, or failure to carry required insurance by the other party.
     We offer franchises as a way to expand our presence in the market. Our franchise arrangements provide us with certain rights designed to protect our brand. Most of our franchisees receive signs, designated equipment, specialized forms, local advertising, initial training, and supervisory services, and pay us a percentage of gross tax return preparation and related service revenues as a franchise royalty.
     From time to time, we have acquired the territories of existing franchisees and other tax return preparation businesses, and will continue to do so if future conditions warrant and satisfactory terms can be negotiated. During fiscal year 2007, we acquired ExpressTax, a national franchisor of tax preparation businesses, for an aggregate cash purchase price of $5.7 million. This acquisition added 249 offices to our network, which continue to operate under the ExpressTax name.
     LOAN PARTICIPATIONS – Since July 1996, we have been a party to agreements with HSBC and its predecessors to participate in RALs provided by a lending bank to H&R Block tax clients. During fiscal year 2006, we signed a new agreement with HSBC in which we obtained the right to purchase a 49.9% participation interest in all RALs obtained through our retail offices. We received a signing bonus from HSBC during the prior year in connection with this agreement, which was recorded as deferred revenue and is earned over the contract term. The new agreement is effective through June 2011. Our purchases of the participation interests are financed through short-term borrowings, and we bear all of the credit risk associated with our participation interests in the RALs. Revenue from our participation is calculated as the rate of participation multiplied by the fee paid by the borrower to the lending bank. Our RAL participation revenue was $192.4 million, $177.9 million and $182.8 million in fiscal years 2007, 2006 and 2005, respectively.
     During the current year, our RAL contract was amended to include participation in IMALs. We obtained the right to purchase a 75.0% participation interest in IMALs obtained through our retail offices in 22 states. Our IMAL participation revenue was $17.6 million in fiscal year 2007. While this amendment is also effective through 2011, HSBC has elected not to offer these early-season loans next year.
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
     In fiscal year 2006, the CRA extended the Canadian tax season to May 1, 2006. Clients served in our Canadian operations in fiscal year 2006 includes approximately 41,400 returns in both company-owned and franchise offices which were accepted by the client on May 1, 2006. The revenues related to these returns were recognized in fiscal year 2007. In fiscal year 2005, the Canadian tax season was extended to May 2, 2005. Clients served in our Canadian operations in fiscal year 2005 includes approximately 47,500 returns in both company-owned and franchise offices which were accepted by the client on May 1 and 2, 2005. The revenues related to these returns were recognized in fiscal year 2006. In fiscal year 2007, the Canadian tax season ended April 30, 2007.
     COMPETITIVE CONDITIONS – The retail tax services business is highly competitive. There are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Many tax return preparation firms and many firms not otherwise in the tax return preparation business are involved in providing electronic filing, RAL and IMAL services to the public. Commercial tax return preparers and electronic filers are highly competitive with regard to price and service. In terms of the number of offices and personal tax returns prepared and electronically filed in offices, online and via our software, we are the largest company providing direct tax return preparation and electronic filing services in the U.S. We also believe we operate the largest tax return preparation businesses in Canada and Australia.
     Our digital tax solutions businesses compete with a number of companies. Intuit, Inc. is the largest supplier of tax preparation software and is also our primary competitor in the online tax preparation market. There are many smaller competitors in the online market, as well as free state-sponsored online filing programs. Price and marketing competition for tax preparation services increased in recent years.
     GOVERNMENT REGULATION – Federal legislation requires income tax return preparers to, among other things, set forth their signatures and identification numbers on all tax returns prepared by them, and retain all tax returns prepared for three years. Federal laws also subject income tax return preparers to accuracy-related penalties in connection with the preparation of income tax returns. Preparers may be prohibited from further acting as income tax return preparers if they continuously and repeatedly engage in specified misconduct.
     The federal government regulates the electronic filing of income tax returns in part by requiring electronic filers to comply with all publications and notices of the IRS applicable to electronic filing. We are also required to provide certain electronic filing information to the taxpayer, comply with advertising standards for electronic filers, and be subjected to possible monitoring by the IRS, penalties for disclosure or use of income tax return preparation and other preparer penalties, and suspension from the electronic filing program.
     The Gramm-Leach-Bliley Act and Federal Trade Commission (FTC) regulations adopted thereunder require income tax preparers to adopt and disclose consumer privacy policies, and provide consumers a reasonable opportunity to “opt-out” of having personal information disclosed to unaffiliated third parties for marketing purposes. Some states have adopted or proposed strict “opt-in” requirements in connection with use or disclosure of consumer information.
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
     Certain states have regulations and requirements relating to offering income tax courses. These requirements include licensing, bonding and certain restrictions on advertising.
     As noted above under “Owned and Franchised Offices,” many of the income tax return preparation offices operating in the U.S. under the name “H&R Block” are operated by franchisees. Our franchising activities are subject to the rules and regulations of the FTC, and various state laws regulating the offer and sale of franchises. The FTC and various state laws require that we furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which we are currently franchising regulate the sale of franchises and require registration of the franchise offering circular with state authorities and the delivery of a franchise offering circular to prospective franchisees. We are currently operating under exemptions from registration in several of these states based upon our net worth and experience. Substantive state laws regulating the franchisor/franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor/franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. From time to time, we may have to make appropriate amendments to our franchise offering circular used to comply with our disclosure obligations under federal and state law.
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
     See discussion in Item 1A, “Risk Factors” for additional information.
BUSINESS SERVICES
GENERAL – Our Business Services segment offers middle-market companies accounting, tax and business consulting services, wealth management and capital markets services. Segment revenues constituted 23.2% of our consolidated revenues of continuing operations for fiscal years 2007 and 2006 and 17.4% for 2005.
     This segment consists primarily of RSM McGladrey, Inc. (RSM), which provides accounting, tax, and business consulting services in 97 cities in 25 states and offers services in 18 of the top 25 U.S. markets.
     From time to time, we have acquired businesses, and will continue to do so if future conditions warrant and satisfactory terms can be negotiated. During fiscal year 2006, we paid $190.7 million to acquire all the outstanding common stock of American Express Tax and Business Services, Inc. (AmexTBS), which has been merged into RSM. During fiscal year 2007, we finalized purchase price adjustments relating to this acquisition resulting in a $10.1 million reduction in purchase price, which was recorded primarily as a reduction of goodwill.
     During fiscal year 2007, we committed to a plan to sell and/or completed the wind-down of three smaller lines of business. As of April 30, 2007, we met the criteria requiring us to present the related financial results of these businesses as discontinued operations and the assets and liabilities of all of the businesses being sold as held-for-sale in the consolidated financial statements for all periods presented. See additional discussion in Item 8, note 20 to our consolidated financial statements.
     RELATIONSHIP WITH ATTEST FIRMS – By regulation, we cannot provide audit and attest services. McGladrey & Pullen LLP (M&P) and other public accounting firms, including those public accounting firms previously associated with AmexTBS, with whom we do business (collectively, “the Attest Firms”) provide audit and review services and other services in which the Attest Firms issue written reports on client financial statements. Through a number of agreements, including agreements with these Attest Firms, we lease accounting personnel and provide accounting, payroll, human resources and other administrative services to the Attest Firms and receive a management fee for these services. We also have a cost-sharing arrangement with the Attest Firms, whereby they reimburse us for the costs of certain items, mainly supplies and for the use of RSM-owned or leased real estate, property and equipment. The Attest Firms are limited liability partnerships with their own management committees, legal and business advisors, professional liability insurance and risk management policies. Accordingly, the Attest Firms are separate legal entities and not affiliates. Some partners and employees of the Attest Firms are also employees of RSM.
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
     GOVERNMENT REGULATION – Many of the same federal and state regulations relating to tax preparers and the information concerning tax reform discussed previously in Tax Services apply to the Business Services segment as well. However, accountants are not subject to the same prohibition on the use or disclosure of certain income tax return information as tax professionals. Accounting firms are also subject to state and federal regulations governing accountants, auditors and financial planners.
     Auditor independence rules of the Securities and Exchange Commission (SEC) and the Public Company Accounting Oversight Board (PCAOB) apply to the Attest Firms as public accounting firms. In applying its auditor independence rules, the SEC views us and the Attest Firms as a single entity and requires that the SEC independence rules for the Attest Firms apply to us and that we be independent of any SEC audit client of the Attest Firms. The SEC regards any financial interest or prohibited business relationship we have with a client of the Attest Firms as a financial interest or prohibited business relationship between the Attest Firms and the client for purposes of applying its auditor independence rules.
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
     See discussion in Item 1A, “Risk Factors” for additional information.
CONSUMER FINANCIAL SERVICES
GENERAL – Our Consumer Financial Services segment is primarily engaged in offering brokerage services, along with investment planning and related financial advice through H&R Block Financial Advisors, Inc. (HRBFA) and full-service banking through HRB Bank. HRBFA and HRB Bank, our “Block-branded” businesses, are focused on increasing retail tax client loyalty and retention by offering expanded financial services. Segment revenues constituted 9.7% of our consolidated revenues of continuing operations for fiscal year 2007, 8.1% for 2006 and 7.6% for 2005.
     H&R BLOCK FINANCIAL ADVISORS - HRBFA offers our clients traditional brokerage services, as well as annuities, insurance, fee-based accounts, online account access, equity research and focus lists, model portfolios, asset allocation strategies, and other investment tools and information to clients in the U.S.
     HRBFA is a registered broker-dealer with the SEC and is a member of the New York Stock Exchange (NYSE), other national securities exchanges, Securities Investor Protection Corporation (SIPC), and the National Association of Securities Dealers, Inc. (NASD). HRBFA is also a registered investment adviser. We act as a dealer in fixed-income securities including corporate and municipal bonds, various U.S. Government and U.S. Government Agency securities and certificates of deposit.
     HRBFA is authorized to do business as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico. At the end of fiscal year 2007, we operated 195 branch offices, compared to 219 offices in 2006 and 257 in 2005. The reduced number of branch offices is primarily due to the consolidation of smaller branches and the evolution of our tax-partnering program, in which financial advisors are located in retail tax offices.
     FINANCIAL ADVISORS. Our future success is highly dependent on retaining and recruiting productive financial advisors. One of our key initiatives in fiscal year 2007 was to build revenues by attracting and retaining higher-producing advisors.
     During fiscal years 2007, 2006 and 2005, we added 97, 193 and 258 advisors, respectively. These additions were offset by attrition, which caused our number of advisors to decline from 1,010 at April 30, 2006 to 918 at April 30, 2007. Our overall retention rate for fiscal year 2007 was approximately 80%, up from 75% last year. The retention rate for our higher-producing advisors was approximately 92%, up from 91% in 2006. The implementation of minimum production requirements caused our overall advisor retention rate to lag our higher-producing advisor retention rate. Advisor productivity by recruiting class is as follows:

(in 000s)
	Revenue	Total Production
	Per Advisor	Revenues
FISCAL YEAR 2007 –
Pre-2005 class	$257	$150,612
2005 recruits	145	16,040
2006 recruits	154	26,331
2007 recruits	121	6,690

FISCAL YEAR 2006 –
Pre-2004 class	$250	$137,212
2004 recruits	157	19,579
2005 recruits	109	19,942
2006 recruits	111	13,741

FISCAL YEAR 2005 –
Pre-2003 class	$230	$121,342
2003 recruits	114	16,416
2004 recruits	98	19,941
2005 recruits	65	8,203
     Financial advisors generally reach productivity levels equal to those achieved at their prior firm approximately 24 to 36 months after they join our company.

     PARTNERING WITH TAX PROFESSIONALS. The H&R Block Preferred Partner ProgramSM facilitates strategic, referral-based partnerships between tax professionals and financial advisors. The program includes the Licensed Referral Tax Professional (LRTP) program and a non-licensed option, which allows non-licensed tax professionals to gain additional rewards and recognition when making qualified client referrals to financial advisor partners. The LRTP program helps tax professionals obtain a securities license, teaming them with a financial advisor and providing a commission to the LRTP for business referred to financial advisors.
     As of April 30, 2007, our Preferred Partner Program had 8,297 active tax partners, of which 612 were licensed. As a result of this initiative, we added more than 13,900 new customer accounts and assets totaling $690 million during fiscal year 2007. We expect to continue to increase the number of tax partners in the coming year.
     H&R BLOCK BANK – In March 2006, the Office of Thrift Supervision (OTS) approved the charter of HRB Bank. HRB Bank commenced operations on May 1, 2006 and offers traditional consumer banking services including checking and savings accounts, home equity lines of credit, individual retirement accounts, certificates of deposit and prepaid debit card accounts to clients in the U.S. HRBFA utilizes HRB Bank for certain FDIC-insured deposits for its customers and HRB Bank also purchases loans from OOMC, HRBMC and other lenders to hold for investment purposes. In the event that, as a result of the sale of OOMC, HRB Bank can no longer purchase loans from OOMC and HRBMC, the main source of future loan purchases would be third-party loan originators.
     The information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” is included in Item 7.
     SEASONALITY OF BUSINESS – HRB Bank’s deposit balances can be subject to some seasonal fluctuations related to deposits of Tax Services’ clients, including the H&R Block Prepaid Emerald MasterCard®, which peak in February and taper off through the remainder of the tax season.
     HRBFA does not experience significant seasonal fluctuations. Financial services businesses are cyclical, however, and directly affected by national and global economic and political conditions, trends in business and finance and changes in interest rates and the conditions of the securities markets in which our clients invest.
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
     GOVERNMENT REGULATION – Financial services businesses are subject to extensive regulation by U.S. federal and state regulatory agencies, securities exchanges and by various non- governmental agencies, regulatory bodies and central banks. These regulatory agencies in the U. S. include, among others, the SEC, the NASD, the NYSE, the FDIC, the Federal Reserve, the Municipal Securities Rulemaking Board and the OTS. Additional legislation, regulations and rulemaking may directly affect our manner of operation and profitability.
     HRBFA is registered with the SEC and subject to regulation by the SEC and by self-regulatory organizations, such as the NYSE, NASD and the securities exchanges of which it is a member. As a registered broker-dealer, HRBFA is subject to the Uniform Net Capital Rule (Rule 15c3-1) administered by the SEC, which specifies minimum net capital requirements for registered brokers and dealers.
     HRB Bank is subject to regulation, supervision and examination by the OTS, the Federal Reserve and the FDIC. All savings associations are subject to the capital adequacy guidelines and the regulatory framework for prompt corrective action. HRB Bank must meet specific capital guidelines that involve quantitative measures of HRB Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. HRB Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As a savings and loan holding company, H&R Block, Inc. is subject to regulation by the OTS, including maintenance of a three percent minimum ratio of adjusted tangible capital to adjusted total assets, as defined by the OTS.

     See Item 7, “Regulatory Environment” and Item 8, note 17 to the consolidated financial statements for additional discussion of regulatory requirements, including discussion of our non-compliance with the three percent minimum capital requirement as of January 31, 2007 and April 30, 2007.
     Also see discussion in 1A, “Risk Factors” for additional information.
DISCONTINUED OPERATIONS
GENERAL – Conditions in the non-prime mortgage industry were challenging throughout fiscal year 2007, and particularly in our fourth quarter. Our mortgage operations, as well as the entire industry, were impacted by deteriorating conditions in the secondary market, where reduced investor demand for loan purchases, higher investor yield requirements and increased estimates for future losses reduced the value of non-prime loans. Under these conditions non-prime originators generally reported significant increases in losses and many were unable to meet their financial obligations. As a result, during our fourth quarter our mortgage operations originated mortgage loans that, by the time we sold them in the secondary market, were valued at less than par. Conditions in the non-prime mortgage industry resulted in significant losses in our mortgage operations during the fourth quarter of fiscal year 2007. See additional discussion of the performance of our mortgage operations in Item 7, under “Discontinued Operations.”
     On November 6, 2006 we announced we would evaluate strategic alternatives for OOMC, including a possible sale or other transaction through the public markets. On April 19, 2007, we entered into an agreement to sell OOMC. In conjunction with this plan, we also announced we would terminate the operations of HRBMC.
     During fiscal year 2007, we committed to a plan to sell and/or completed the wind-down of three smaller lines of business previously reported in our Business Services segment, as well as our tax operations in the United Kingdom previously reported in Tax Services.
     During fiscal year 2007, we met the criteria requiring us to present the related financial results of these businesses as discontinued operations and the assets and liabilities of all of the businesses being sold as held-for-sale in the consolidated financial statements for all periods presented. See Item 1A and Item 8, note 20 to our consolidated financial statements for additional information and discussion of the sale of OOMC and impairments we recorded relating to the disposition of these businesses.
MORTGAGE OPERATIONS
OOMC originates and services non-prime mortgage loans and sells and securitizes non-prime mortgage loans and residual interests in the United States. HRBMC, a wholly-owned subsidiary of OOMC, originates non-prime and prime mortgage loans for sale to OOMC, HRB Bank or third-party buyers. Revenues primarily consist of gains from sales and securitizations of mortgage assets, net of repurchase provisions, derivative gains and losses, and impairments of residual interests, interest income and servicing fee income.
     OOMC originates non-prime mortgage loans, which are those that may not be offered through government-sponsored loan agencies and typically involve borrowers with limited income documentation, high levels of consumer debt or past credit problems. Even though these borrowers have credit problems, they generally have equity in their property that will be used to secure the loan. OOMC’s wholesale origination channel works with independent brokers throughout the U.S. to fund non-prime mortgage loans through a national branch network. Wholesale originations represent the majority of OOMC’s total loan production.
     OOMC is headquartered in Irvine, California and operates in 49 states by serving 52,000 mortgage broker locations and through its network of 22 wholesale loan production branches and its relationship with HRBMC.
     HRBMC is a retail mortgage lender for prime, non-prime and government loans and is licensed to conduct business in all 50 states. HRBMC is an approved seller/servicer for Fannie Mae and Freddie Mac and is HUD authorized to originate and underwrite FHA and VA mortgage loans.
     In the current year, we terminated approximately 500 employees and closed 17 of our branch offices through a restructuring. This resulted in a pretax charge of $21.5 million. In the prior year, we terminated approximately 1,200 employees and closed some of our branch offices through a restructuring. This resulted in a pretax charge of $12.6 million. We expect these restructuring activities will continue until the sale of our mortgage operations, including the closure of additional branch locations and the operations of the bulk acquisitions channel. We filed a Form 8-K on May 17, 2007, related to restructuring activities during fiscal year 2008, which includes the termination of approximately 615 employees. Pretax charges are estimated to be approximately $19.0 million in fiscal year 2008. These restructuring activities are part of our strategy to consolidate our origination processes and reduce overall costs. See additional discussion of our restructuring charge in Item 8, note 20 to the consolidated financial statements.
     LOAN ORIGINATION – We originated $27.1 billion, $40.8 billion and $31.0 billion in mortgage loans during fiscal years 2007, 2006 and 2005, respectively. Information regarding our non-prime loan originations is as follows:

Year Ended April 30,	2007	2006	2005

Loan type:
2-year ARM	34.8%	43.9%	61.6%
3-year ARM	1.2%	1.9%	4.0%
Fixed 1st	14.2%	12.7%	17.7%
Fixed 2nd	2.4%	4.9%	3.8%
Interest only 1st	12.2%	21.1%	12.6%
40-Year	32.9%	13.4%	—%
Other	2.3%	2.2%	0.3%
Percentage of fixed-rate mortgages	21.6%	20.0%	22.1%
Percentage of adjustable-rate mortgages	78.4%	80.0%	77.9%
Percentage of first mortgage loans owner-occupied	91.1%	91.7%	92.6%
Loan purpose:
Cash-out refinance	64.0%	60.2%	63.5%
Purchase	30.5%	35.0%	30.8%
Rate or term refinance	5.5%	4.8%	5.7%
Borrower documentation level:
Full documentation	53.1%	54.9%	60.1%
Stated income	36.9%	41.3%	38.1%
Other	10.0%	3.8%	1.8%
     WHOLESALE. Wholesale loan originations involve an independent broker who assists the borrower in completing the loan application, which includes securing information regarding their assets, liabilities, income, credit history, employment history and personal information. We also originate stated income loans where income verification may not be obtained. We require a credit report on each applicant from an industry-recognized credit reporting company. In evaluating an applicant’s credit history, we use credit bureau risk scores, generally known as a FICO score, which is a statistical ranking of likely future credit performance developed by Fair, Isaac & Company and provided by the three national credit data repositories. Qualified independent appraisers are required to appraise mortgaged properties used to secure mortgage loans. The broker then identifies a lender who offers a loan product best suited to the borrower’s financial needs. No one broker currently originates more than 1.2% of our total non-prime production.
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
     RETAIL. HRBMC originates our retail mortgage loans. In fiscal year 2007, 58% of HRBMC’s originations were non-prime and 42% were prime, compared to 69% and 31%, respectively, in 2006. During fiscal year 2007, approximately 24% of HRBMC’s loans were made to existing H&R Block clients compared to 20% in 2006.
     The application and approval process in our retail locations is similar to those described previously under “Wholesale.” HRBMC’s non-prime mortgage loans are primarily sold to OOMC. Substantially all of HRBMC’s prime mortgage loans are sold to Countrywide Home Loans, Inc. (Countrywide). The majority of mortgage loans sold to Countrywide are underwritten through an automated system under which Countrywide assumes our representations and warranties, which comply with Countrywide’s underwriting guidelines. This agreement allows us to achieve improved execution due to price, efficiencies in delivery, and elimination of redundancies in operations. We do not retain servicing rights related to the prime mortgage loans. See discussion of our prime warehouse line in Item 7, under “Capital Resources and Liquidity.”
     SALE AND SECURITIZATION OF LOANS – Substantially all non-prime mortgage loans are sold daily to qualifying special purpose entities (Trusts). See discussion of our loan sale and securitization process in Item 7, under “Off-Balance Sheet Financing Arrangements.”
     Loans meeting certain specified criteria are sold to HRB Bank, which holds the loans for investment purposes.
     SERVICING – Loan servicing involves collecting and remitting mortgage loan payments, making required advances, accounting for principal and interest, holding escrow for payment of taxes and insurance and contacting delinquent borrowers. We receive loan-servicing fees monthly over the life of the mortgage loans. We primarily service non-prime mortgage loans. At the end of fiscal year 2007, we serviced 384,156 loans totaling $67.0 billion, compared to 441,981 loans totaling $73.4 billion at April

30, 2006 and 435,290 loans totaling $68.0 billion at April 30, 2005.
     The following table summarizes our servicing portfolio by origin and includes related mortgage servicing rights (MSRs) as of April 30, 2007 and the rate we earned on each type of servicing during fiscal year 2007:

(dollars in 000s)
			Base Rate
Type of Servicing	Principal Balance	MSR Balance	Earned

Originated	$63,868,068	$253,067	0. 39%
Sub-servicing	3,069,073	—	0. 22%
Purchased	59,908	—	0. 50%

Total	$66,997,049	$253,067	0. 37%

     When non-prime loans are sold or securitized, we generally retain the right to service the loans, which results in MSR assets being recorded on our balance sheet. Assumptions used in estimating the value of MSRs are discussed in Item 7, “Critical Accounting Policies” and Item 8, note 1 to our consolidated financial statements. In addition to servicing loans we originate, we also service non-prime loans originated by other lenders, designated in the above table as sub-servicing. MSRs are recorded only in conjunction with our originated or purchased loan-servicing portfolio.
     GEOGRAPHIC DISTRIBUTION – The following table details the percent of non-prime loan origination volume and our loan origination branches by state, excluding our retail channel, for fiscal years 2007 and 2006:

	2007		2006
	Percent of	Number of	Percent of	Number of
State	Volume	Branches	Volume	Branches

California	23.5%	4	24.5%	6
Florida	11.0%	3	10.7%	3
New York	9.2%	1	9.1%	2
Texas	6.4%	2	4.6%	3
Massachusetts	5.0%	1	6.7%	2
New Jersey	4.9%	1	5.1%	1
Other	40.0%	10	39.3%	17
     SEASONALITY OF BUSINESS – Residential mortgage volume is not subject to significant seasonal fluctuations. The mortgage business is cyclical, however, and directly affected by national economic conditions, trends in business and finance and is impacted by changes in interest rates.
     COMPETITIVE CONDITIONS – The non-prime residential mortgage loan market is highly competitive. There are a substantial number of companies competing in the residential loan market, including mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions. During fiscal year 2007, the declining performance of non-prime originations, including early payment defaults by borrowers, caused a significant increase in losses, primarily related to loan repurchase obligations and decreases in secondary market pricing in the industry. Unable to meet these financial obligations, many originators entered bankruptcy or otherwise ceased non-prime lending operations during the year. Many of the remaining competitors are well-capitalized companies that compete vigorously on price, service and product differentiation.
     There are also numerous companies competing in the business of servicing non-prime loans. No one firm is a dominant supplier of non-prime and prime mortgage loans or a dominant servicer of non-prime loans.
     Inside B&C Lending ranked OOMC as the number four originator, based on market share as of March 31, 2007, and the number four servicer, based on servicing volume as of March 31, 2007, of non-prime loans in the industry.
     GOVERNMENT REGULATION – Mortgage loans purchased, originated and/or serviced are subject to federal laws and regulations, including:
▪	The federal Truth-in-Lending Act, as amended, and Regulation Z promulgated thereunder;

▪	The Equal Credit Opportunity Act, as amended, and Regulation B promulgated thereunder;

▪	The Fair Credit Reporting Act, as amended;

▪	The Fair Debt Collection Practices Act;

▪	The federal Real Estate Settlement Procedures Act, as amended, and Regulation X promulgated thereunder;

▪	The Home Ownership Equity Protection Act (HOEPA);

▪	The Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended;

▪	The Home Mortgage Disclosure Act (HMDA) and Regulation C promulgated thereunder;

▪	The federal Fair Housing Act;

▪	The Telephone Consumer Protection Act;

▪	The Gramm-Leach-Bliley Act and regulations adopted thereunder;

▪	The Fair and Accurate Credit Transactions Act;

▪	Regulation AB; and

▪	Certain other laws and regulations.
     Applicable state laws generally regulate interest rates and other charges pertaining to non-prime loans. These states also require certain disclosures and require originators of certain mortgage loans to be licensed unless an exemption is available. In addition, most states have other laws, public policies and general principles of equity relating to consumer protection, unfair and deceptive practices, and practices that may apply to the origination, servicing and collection of mortgage loans. Other proposed non-prime lending rules being discussed may require lenders to qualify borrowers at the fully-indexed interest rate, which may cause some borrowers to no longer qualify for certain loans products.
     In September 2006, the federal financial regulatory agencies (The Board of Governors of the Federal Reserve System, the Office of Comptroller of the Currency, the OTS, the National Credit Union Administration, and the Federal Deposit Insurance Corporation) jointly issued Interagency Guidance on Nontraditional Mortgage Product Risks (the “Guidance”) to address risks posed by interest-only loans and other mortgage products that allow borrowers to defer repayment of principal or interest. The Guidance also addresses the layering of risks that results from combining these product types with other features that may compound risk, such as relying on reduced documentation to evaluate a borrower’s creditworthiness. The Guidance directs federally regulated financial institutions originating these loans to maintain underwriting standards that are consistent with prudent lending practices, including analysis of a borrower’s capacity to repay the full amount of credit that may be extended and to provide borrowers with clear and balanced information about the relative benefits and risks of these products sufficiently early in the process to enable them to make informed decisions. While not directly applicable to us, the Guidance may affect our ability to make or sell the nontraditional loans covered by the Guidance. Additionally, the Guidance is instructive of the regulatory climate concerning those loans and may be adopted in whole or in part by other agencies that regulate us. It is also possible that the Guidance may be adopted as laws or used as guidance by federal, state or local agencies and that those laws or guidance may be applied to us. Since its issuance, over 30 states have mirrored the Guidance which now places OOMC under additional regulation by these states.
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
     Certain state laws restrict or prohibit prepayment penalties on mortgage loans. In September 2003, the OTS released a new rule that reduced the scope of the Alternative Mortgage Transactions Parity Act preemption effective July 1, 2004 and, as a result, we can no longer rely on the Parity Act to preempt state restrictions on prepayment penalties. These restrictions prohibit us from charging any prepayment penalty in six states and restrict the amount or duration of prepayment penalties that we may impose in an additional eleven states. This places us at a competitive disadvantage relative to financial institutions that may be able to offer loans with interest rate and loan fee structures that are more attractive than those we offer.
     See discussion in Item 1A, “Risk Factors” for additional information.
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
EMPLOYEES –
We have approximately 15,000 regular full-time employees. The highest number of persons we employed during the fiscal year ended April 30, 2007, including seasonal employees, was approximately 136,600.
AVAILABILITY OF REPORTS AND OTHER INFORMATION –
     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through our website at www.hrblock.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at ww.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
     Copies of the following corporate governance documents are posted on our website: (1) The Amended and Restated Articles of Incorporation of H&R Block, Inc., (2) The Amended and Restated Bylaws of H&R Block, Inc., (3) The H&R Block, Inc. Corporate Governance Guidelines, (4) the H&R Block, Inc. Code of Business Ethics and Conduct, (5) the H&R Block, Inc. Audit Committee Charter, (6) the H&R Block, Inc. Governance and Nominating Committee Charter, and (7) the H&R Block, Inc. Compensation Committee Charter. If you would like a printed copy of any of these corporate governance documents, please send your request to the Office of the Secretary, H&R Block, Inc., One H&R Block Way, Kansas City, Missouri 64105.
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
     LIQUIDITY AND CAPITAL – We use capital primarily to fund working capital requirements, pay dividends, repurchase shares of our common stock and acquire businesses. We are also dependent on commercial paper issuances and/or lines of credit to fund RAL participations and seasonal working capital needs. A disruption in such markets could adversely affect our access to these funds. To meet our future financing needs, we may issue additional debt or equity securities.
     LITIGATION – We are involved in lawsuits in the normal course of our business related to RALs, our POM guarantee program, electronic filing of tax returns, Express IRAs, losses incurred by customers in their investment accounts, mortgage lending activities, business valuation services and other matters. Adverse outcomes related to litigation could result in substantial damages and could adversely affect our results of operations. Negative public opinion can also result from our actual or alleged conduct in such claims, possibly damaging our reputation and adversely affecting the market price of our stock. See Item 3, “Legal Proceedings” for additional information.
     PRIVACY OF CLIENT INFORMATION – Privacy concerns relating to the disclosure of consumer financial information have drawn increased attention from federal and state governments. The IRS generally prohibits the use or disclosure by tax return preparers of taxpayers’ information without the prior written consent of the taxpayer. In addition, other regulations require financial service providers to adopt and disclose consumer privacy policies and provide consumers with a reasonable opportunity to opt-out of having personal information disclosed to unaffiliated third parties for marketing purposes. Although we have established security procedures to protect against identity theft, breaches of our clients’ privacy may occur. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our brand and reputation.
     In addition, changes in these federal and state regulatory requirements could result in more stringent requirements and could result in a need to change business practices, including how information is disclosed. These changes could have a material adverse effect on our business, financial condition and results of operations, and our ability to access the capital markets.
     INTERNAL CONTROL CERTIFICATION – We have documented and tested our internal control procedures in accordance with various SEC rules governing Section 404 of the Sarbanes-Oxley Act (SOX 404). SOX 404 requires us to assess the effectiveness of our internal controls over financial reporting annually, and obtain an opinion on the effectiveness of our internal controls from our Independent Registered Public Accounting Firm. Management’s assessment of our internal controls over financial reporting may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Should we, or our independent auditors, determine in future periods that we have a material weaknesses in our internal controls over financial reporting, our results of operations or financial condition may be adversely affected and the price of our common stock may decline.
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
     POTENTIAL SALE TRANSACTION – On April 19, 2007, we entered into an agreement to sell OOMC. The purchase price to be received in connection with the sale of OOMC will consist of payments based on the fair value of the adjusted tangible net assets of OOMC (as defined in the agreement) as of the date of sale less $300.0 million. Because the final sale price will be based on third-party bids and valuations received at closing as well as the ultimate value received upon disposition of certain assets after closing, and because market conditions have changed and may change significantly during the period prior to closing, the value of the adjusted tangible net assets of the business at closing may be significantly different than the value as of April 30, 2007. In addition, the transaction is subject to various closing conditions, including that (1) OOMC maintain at least $8.0 billion of total capacity in its warehouse facilities throughout the period to the closing date (of which at least $2.0 billion is to be in the form of unused capacity at the closing date), (2) OOMC have servicer ratings of at least RPS2 by Fitch, SQ2 by Moody’s and Above Average by S&P, and (3) agreed upon regulatory and other approvals and consents be obtained. See discussion of warehouse facilities and related waivers in Item 7 under “Off-Balance Sheet Financing Arrangements.” If the closing conditions are not satisfied by the requisite time, the sale could be terminated. Failure to complete this transaction could adversely affect the market price of our stock. If conditions in the non-prime mortgage industry, particularly in home appreciation, continue to decline, our operating results, capital levels and liquidity could be negatively impacted during the periods we continue to own OOMC.
TAX SERVICES
COMPETITIVE POSITION – Increased competition for tax preparation clients in our retail offices, online and software channels could adversely affect our current market share and limit our ability to grow our client base. See clients served statistics included in Item 7, under “Tax Services.”
     REFUND ANTICIPATION LOANS – Changes in government regulation related to RALs could adversely affect our ability to offer RALs or our ability to purchase participation interests. Third-party financial institutions currently originating RALs and similar products could decide to cease or significantly limit such offerings and related collection practices. Changes in IRS practices could adversely affect our ability to use the IRS debt indicator to limit our bad debt exposure. Changes in any of these, as well as possible litigation related to RALs, may adversely affect our results of operations. See discussion of RAL litigation in Item 3, “Legal Proceedings.”
     Since July 1996, we have been a party to agreements with HSBC and its predecessors to participate in RALs provided by a lending bank to H&R Block tax clients. During fiscal year 2006, we signed a new agreement with HSBC under which HSBC and its designated bank will provide funding of all RALs offered through June 2011. We may extend this agreement for two successive one-year periods. If HSBC and its designated bank do not continue to provide funding for RALs, we could seek other RAL lenders to continue offering RALs to our clients or consider alternative funding strategies.
     The RAL program is regularly reviewed both from a business perspective and to ensure compliance with applicable state and federal laws. It is our intention to continue to offer the RAL program in the foreseeable future.
     Loss of the RAL program could adversely affect our operating results. In addition to the loss of revenues and income directly attributable to the RAL program, the inability to offer RALs could indirectly result in the loss of retail tax clients and associated tax preparation revenues, unless we were able to take mitigating actions. Total revenues related directly to the RAL program (including revenues from participation interests) were $193.5 million for the year ended April 30, 2007, representing 4.8% of consolidated revenues and contributed $120.5 million to the segment’s pretax results. Revenues related directly to the RAL program totaled $179.3 million for the year ended April 30, 2006, representing 5.0% of consolidated revenues and contributed $106.5 million to the segment’s pretax results.
BUSINESS SERVICES
ALTERNATIVE PRACTICE STRUCTURE WITH ATTEST FIRMS – Our relationship with the Attest Firms requires us to comply with applicable regulations regarding the practice of public accounting and auditor independence rules and requirements. In addition, our relationship with the Attest Firms closely links our RSM McGladrey brand with the Attest Firms. If the Attest Firms were to encounter regulatory or independence issues resulting from their relationship with us or if significant litigation arose involving the Attest Firms or their services which implicated RSM, our brand reputation and our ability to realize the mutual benefits of our relationship, such as the ability to attract and retain quality professionals, could be impaired.
CONSUMER FINANCIAL SERVICES
REGULATORY ENVIRONMENT – GENERAL – The securities and banking industries are subject to extensive regulation. The SEC, the NYSE, the NASD and other self-regulatory organizations and state securities commissions can, among other things, censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. The OTS may take similar action with respect to our banking activities. Similarly, the attorneys general of each state could bring legal action on behalf of the citizens of the various states to ensure compliance with local laws.
     REGULATORY ENVIRONMENT – BROKER-DEALER – HRBFA must comply with many laws and rules, including rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions.
     The SEC, NYSE and NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. Failure to maintain the required net capital could result in suspension or revocation of registration by the SEC and suspension or expulsion by the NYSE and/or NASD, and could ultimately lead to the firm’s liquidation.
     HRBFA will be transitioning individual clients in certain fee-in-lieu-of-commission accounts to a commission-based or alternative brokerage account, or to investment adviser accounts as a result of recent court actions on an SEC rule. As of April 30, 2007, HRBFA had approximately $2.9 billion of assets under management and realized approximately $24.0 million in revenue from these accounts for fiscal year 2007. During the process of converting these accounts, we are exposed to risk in advisor and client retention, product pricing and related production revenues.
     REGULATORY ENVIRONMENT – BANKING – H&R Block, Inc., as a savings and loan holding company, and HRB Bank, as a federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS and FDIC. Such regulation covers all banking business, including lending practices, safeguarding deposits, capital structure, recordkeeping, transactions with affiliates and conduct and qualifications of personnel.
     HRB Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements may trigger actions by regulators that, if undertaken, could have a direct material effect on HRB Bank and our consolidated financial statements. HRB Bank must meet specific capital guidelines involving quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. A bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about the strength of components of its capital, risk weightings of assets, off-balance sheet transactions and other factors. Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital. In addition to these minimum ratio requirements, HRB Bank is required to continually maintain a 12.0% minimum leverage ratio as a condition of its charter-approval order through fiscal year 2009. This condition was extended through fiscal year 2012 as a result of a Supervisory Directive issued on May 29, 2007. There are no conditions or events since March 31, 2007 that management believes have changed HRB Bank’s category. We will monitor regulatory compliance with this ratio monthly and discuss with the OTS in the event the minimum is not maintained.
     As of March 31, 2007, our most recent Thrift Financial Report (TFR) filing with the OTS, HRB Bank was a “well capitalized” institution under the prompt corrective action provisions of the FDIC. See Item 8, note 17 to the consolidated financial statements for additional information.
     H&R Block, Inc. is subject to a three percent minimum ratio of adjusted tangible capital to adjusted total assets, as defined by the OTS. We fell below the three percent minimum ratio at April 30, 2007 and the OTS issued a Supervisory Directive on May 29, 2007. Failure to comply with the Supervisory Directive could trigger additional discretionary actions by the OTS such as a supervisory agreement, cease-and-desist orders and civil monetary penalties. See Item 7, “Regulatory Environment” and Item 8, note 17 to the consolidated financial statements for additional information, including discussion of our non-compliance with the three percent minimum capital requirement and actions taken by the OTS. If we are not in a position to cure deficiencies, a resulting failure could impair our ability to repurchase shares of our common stock, acquire businesses and pay dividends.
     CONCENTRATION OF CREDIT RISK – The overall credit quality of HRB Bank’s mortgage loans held for investment is impacted by the strength of the U. S. economy and local economies. We continually monitor changes in the economy, particularly unemployment rates and housing prices, as these factors can impact the ability of borrowers to repay their loans. Economic trends that negatively affect housing prices and the job market could result in, among other things, deterioration in credit quality of our loan portfolio. Our loan portfolio is concentrated in the states of Florida, California, New York and Wisconsin, which represented 18.8%, 16.3%, 12.8% and 9.7%, respectively, of our total mortgage loans held for investment at April 30, 2007. No other state held more than 5% of our loan balances.
     INTEGRATION INTO THE H&R BLOCK BRAND – We are working to foster an advice-based relationship with our tax clients through our retail tax office network. This advice-based relationship is key to the integration of Consumer Financial Services into the H&R Block brand and deepening our current client relationships. If we are unable to successfully integrate, it may significantly impact our ability to differentiate our business from other financial service providers and grow our client base.
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
     INTEREST RATE RISK – Net interest income is an important source of revenue for this segment. Our ability to manage interest rate risk could impact our financial condition. Our results of operations depend, in part, on our level of net interest income and our effective management of the impact of changing interest rates and varying asset and liability maturities. Many factors affect interest rates, including governmental monetary policies and domestic and international economic and political conditions.
     RECURRING OPERATING LOSSES – Continuing operating losses at HRBFA may impact the valuation of goodwill and long-lived assets. Such losses could also necessitate additional capital contributions to comply with regulatory requirements. The inability to operate this segment in a profitable manner may adversely affect our results of operations.
DISCONTINUED OPERATIONS
LIQUIDITY AND CAPITAL – We are dependent on the use of our off-balance sheet arrangements to fund our daily non-prime mortgage loan originations, and depend on the secondary market to securitize and sell mortgage loans and residual interests. Our off-balance sheet arrangements are subject to certain covenants, including a “minimum net income” financial covenant. As of April 30, 2007, OOMC did not meet the “minimum net income” financial covenant contained in certain of its committed warehouse facilities. This covenant requires OOMC to maintain a cumulative minimum net income of at least $1 for the four consecutive fiscal quarters ended April 30, 2007. On April 27, 2007, OOMC obtained waivers of the minimum net income financial covenants from all of the warehouse facility providers. These waivers extend through various dates. Two waivers are subject to OOMC having a specified amount of total warehouse capacity. If we do not obtain extensions of facilities and waivers that expire before July 31, 2007 or expand existing capacity, we would be in violation of this warehouse capacity requirement.
     OOMC will not meet this financial covenant at July 31, 2007. We have, however, obtained waivers from a sufficient number of warehouse providers to allow OOMC to continue its off-balance sheet financing activities. At our current origination levels, we estimate we would only need waivers for between $3.0 billion and $4.0 billion of available capacity at any given time. However, the sale of OOMC is subject to various closing conditions, including that OOMC maintain at least $8.0 billion of total capacity in its warehouse facilities throughout the period to the closing date (of which at least $2.0 billion is to be in the form of unused capacity at the closing date).
     If OOMC cannot obtain extensions or waivers, warehouse facility providers would have the right to terminate their future funding obligations under the applicable warehouse facilities, terminate OOMC’s right to service the loans remaining in the applicable warehouse or request funding of the 10% guarantee. This termination could adversely impact OOMC’s ability to fund new loans and our ability to complete the OOMC sales transaction. See additional discussion in Item 7, under “Off-Balance Sheet Financing Arrangements.”
     COMPETITIVE POSITION – The majority of our mortgage loan applications are submitted through a network of brokers who have relationships with many other mortgage lenders. Unfavorable changes in our pricing, service or other factors could result in a decline in our mortgage origination volume. A significant decline in our servicer ratings could adversely affect our pricing and origination volume. Increased competition among mortgage lenders can also result in a decline in coupon rates offered to our borrowers, which in turn lowers margins and could adversely affect our gains on sales of mortgage loans.
     MARKET RISKS – Our day-to-day operating activities of originating and selling mortgage loans have many aspects of interest rate risk. Additionally, the valuation of our retained residual interests and mortgage servicing rights includes many estimates and assumptions made by management surrounding interest rates, prepayment speeds and credit losses. Variation in interest rates or the factors underlying our assumptions could affect our results of operations. See Item 7A, under “Discontinued Operations” for discussion of interest rate risk, and Item 7, “Critical Accounting Policies” for discussion of our valuation methodology.

     Conditions in the non-prime mortgage industry were challenging throughout fiscal year 2007, and particularly in our fourth quarter. Our mortgage operations, as well as the entire industry, were impacted by deteriorating conditions in the secondary market, where reduced investor demand for loan purchases, higher investor yield requirements and increased estimates for future losses reduced the value of non-prime loans. Under these conditions non-prime originators generally reported significant increases in losses and many were unable to meet their financial obligations. As a result, during our fourth quarter our mortgage operations originated mortgage loans that, by the time we sold them in the secondary market, were valued at less than par. Conditions in the non-prime mortgage industry resulted in significant losses in our mortgage operations during the fourth quarter of fiscal year 2007. See additional discussion of the performance of our mortgage operations in Item 7, under “Discontinued Operations.” If conditions in the non-prime mortgage industry do not improve, it could adversely affect the results of our mortgage operations.
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
     COUNTERPARTY CREDIT RISK – Derivative instruments involve counterparty credit risk, which is the risk that a counterparty may fail to perform on its contractual obligations. We manage this risk through the use of a policy that includes credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition, use of master netting agreements with counterparties, and exposure limits based on counterparty credit, exposure amount and management risk tolerance. The policy is reviewed on an annual basis and as conditions warrant. See Item 7A, under “Discontinued Operations” and Item 8, note 20 to our consolidated financial statements for discussion of our derivative instruments.
     DELINQUENCY RATES – Our underwriting criteria or collection methods may not provide adequate protection against the risks inherent in the loans we originate and sell. In the event of a default, we may be required to repurchase loans previously sold. Repurchased loans are normally sold in subsequent sale transactions. In the event a repurchased loan cannot be sold, the collateral value of the financed item may not cover the outstanding loan balance and costs of recovery. In the event our mortgage loans held for sale or mortgage loans underlying our residual interests in securitizations experience higher delinquencies, foreclosures, repossessions or losses than anticipated, our results of operations or financial condition could be adversely affected. Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to originate and sell loans, the prices we receive on our loans, or the values of our mortgage servicing rights and residual interests in securitizations, which could adversely affect our financial condition and results of operations. See additional discussion of our loan repurchases in Item 8, note 20 to the consolidated financial statements.
     REAL ESTATE MARKET – Our residual interests and beneficial interest in Trusts are secured by mortgage loans, which are in turn secured by residential real estate. Any material decline in real estate values would likely result in higher delinquencies, defaults and foreclosures and losses. Additionally, a significant portion of the mortgage loans we originate or service is secured by properties in California. A decline in the economy or the residential real estate market values, or the occurrence of a natural disaster not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We completed construction of new corporate headquarters during fiscal year 2007, and consolidated the majority of our Kansas City-based personnel into one facility. We own our new corporate headquarters, which is located in Kansas City, Missouri. Our former corporate headquarters building was sold during fiscal year 2007.
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
     The executive offices of HRBFA are located in leased offices in Detroit, Michigan. Branch offices are operated throughout the U.S., in a combination of leased and owned facilities. HRB Bank is headquartered and its single branch location is also located in our corporate facility.
     OOMC’s executive offices are located in leased offices in Irvine, California. OOMC also leases offices for its loan origination and servicing centers and branch office operations throughout the U.S. HRBMC is headquartered in leased offices in Irvine, California. HRBMC also leases offices for its loan origination centers and branch office operations throughout the U.S.
     All current leased and owned facilities are in good repair and adequate to meet our needs.
ITEM 3. LEGAL PROCEEDINGS
The information below should be read in conjunction with the information included in Item 8, note 19 to our consolidated financial statements.
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
     The People of California v. H&R Block, Inc., H&R Block Services, Inc., H&R Block Enterprises, Inc., H&R Block Tax Services, Inc., Block Financial Corporation, HRB Royalty, Inc., and Does 1 through 50, Case No. CGC-06-449461, in the California Superior Court, San Francisco County, instituted on February 15, 2006 (alleging, among other things, untrue, misleading or deceptive statements in marketing RALs and unfair competition with respect to debt collection activities; seeks equitable relief, civil penalties and restitution). This case is in the discovery stage.
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
     In addition to the New York Attorney General action, a number of civil actions were filed against us concerning the Express IRA matter, the first of which was filed on March 17, 2006. Except for two cases pending in state court, all of the civil actions have been consolidated by the panel for Multi-District Litigation into a single action styled In re H&R Block, Inc. Express IRA Marketing Litigation in the United States District Court for the Western District of Missouri. We intend to defend these cases vigorously, but there are no assurances as to their outcome.
     SECURITIES LITIGATION – On March 17, 2006, the first of three putative class actions alleging violations of certain securities laws were filed against the Company and certain of its current and former officers and directors (the “Securities Class Action Cases”). In addition, on April 5, 2006, the first of nine shareholder derivative actions purportedly brought on behalf of the Company (which is named as a “nominal defendant”) were filed against certain of the Company’s current and former directors and officers (the “Derivative Cases”). On September 20, 2006, the United States District

Court for the Western District of Missouri ordered all of the Securities Class Action Cases and the Derivative Cases consolidated into a single action styled In re H&R Block Securities Litigation. The court appointed a lead plaintiff who filed a consolidated complaint on April 6, 2007 against the Company and certain of its officers. The complaint alleges, among other things, deceptive, material and misleading financial statements, failure to prepare financial statements in accordance with generally accepted accounting principles and concealment of the potential for lawsuits stemming from the allegedly fraudulent nature of the Company’s operations. The complaint seeks unspecified damages and equitable relief. We intend to defend this litigation vigorously, but there are no assurances as to its outcome.
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
     As part of an industry-wide review, the IRS is investigating tax-planning strategies that certain RSM clients utilized during fiscal years 2000 through 2003. Specifically, the IRS is examining these strategies to determine whether RSM complied with tax shelter reporting and listing regulations and whether such strategies were abusive as defined by the IRS. If the IRS were to determine that RSM did not comply with the tax shelter reporting and listing regulations, it might assess fines or penalties against RSM. Moreover, if the IRS were to determine that the tax planning strategies were inappropriate, clients that utilized the strategies could face penalties and interest for underpayment of taxes. Some of these clients are seeking or may attempt to seek recovery from RSM. There can be no assurance regarding the outcome and resolution of this matter.
     RSM EquiCo, Inc., a subsidiary of RSM, is a party to a putative class action filed on July 11, 2006 and entitled Do Right’s Plant Growers v. RSM EquiCo, Inc., RSM McGladrey, Inc., H&R Block, Inc. and Does 1-100, inclusive, Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations regarding business valuation services provided by RSM EquiCo, Inc. including fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition and seeks unspecified damages, restitution and equitable relief. There can be no assurance regarding the outcome and resolution of this matter.
     We have from time to time been party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. Some of these investigations, claims and lawsuits pertain to RALs, the origination and servicing of mortgage loans, the electronic filing of customers’ income tax returns, the POM guarantee program, and our Express IRA program and other investment products and RSM EquiCo, Inc. business valuation services. We believe we have meritorious defenses to each of these claims, and we are defending or intend to defend them vigorously, although there is no assurance as to their outcome. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our consolidated financial statements.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
H&R Block’s common stock is traded on the NYSE. The information called for by this item with respect to H&R Block’s common stock appears in Item 8, note 22 to our consolidated financial statements. On June 15, 2007, there were 29,455 shareholders of record and the closing stock price on the NYSE was $23.11 per share. During the fiscal year ended April 30, 2007, we issued approximately 21,000 shares of our common stock as purchase price consideration for acquisitions. These issuances were private offerings exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.
     A summary of our securities authorized for issuance under equity compensation plans as of April 30, 2007 is as follows:

(shares in 000s)
	Number of securities	Weight-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance under
	exercise of options	outstanding options	equity compensation plans (excluding
	warrants and rights	warrants and rights	securities reflected in the first column)

Equity compensation plans approved by security holders	23,405	$21.61	25,796
Equity compensation plans not approved by security holders	—	$—	—

Total	23,405	$21.61	25,796

     The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is reported in Item 8, note 13 to our consolidated financial statements.
     A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2007 is as follows:

				(shares in 000s)
		Average	Total Number of Shares	Maximum Number of
	Total Number of	Price Paid	Purchased as Part of Publicly	Shares that May Be Purchased
	Shares Purchased (2)	per Share	Announced Plans or Programs (1)	Under the Plans or Programs (1)

February 1 — February 28	7	$24.23	—	22,352
March 1 — March 31	1	$20.83	—	22,352
April 1 — April 30	2	$22.88	—	22,352

(1)	On June 9, 2004, our Board of Directors approved the repurchase of 15.0 million shares of H&R Block common stock. On June 7, 2006, our Board approved an additional authorization to repurchase 20.0 million shares. These authorizations have no expiration date.

(2)	All shares were purchased in connection with funding employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on restricted shares.
     PERFORMANCE GRAPH — The following graph compares the cumulative five-year total return provided shareholders on H&R Block, Inc.’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P Diversified Commercial & Professional Services index. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock and in each of the indexes on April 30, 2002 and its relative performance is tracked through April 30, 2007.

ITEM 6. SELECTED FINANCIAL DATA
We derived the selected consolidated financial data presented below as of and for each of the five years in the period ended April 30, 2007 from our consolidated financial statements. During fiscal year 2007, we met the criteria requiring us to present the related financial results of OOMC, HRBMC and four other businesses as discontinued operations and the assets and liabilities of all of the businesses being sold as held-for-sale in the consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations. The data set forth below should be read in conjunction with Item 7 and our consolidated financial statements in Item 8.

	(in 000s, except per share amounts)
April 30,	2007	2006	2005	2004	2003

Revenues	$4,021,274	$3,574,753	$3,146,369	$2,895,786	$2,528,395
Net income before discontinued operations and change in accounting principle	374,337	297,541	319,749	275,769	74,434
Net income (loss)	(433,653)	490,408	623,910	694,093	477,615
Basic earnings (loss) per share:
Net income before discontinued operations and change in accounting principle	$1.16	$0.91	$0.96	$0.78	$0.21
Net income (loss)	(1.34)	1.49	1.88	1.96	1.33
Diluted earnings (loss) per share:
Net income before discontinued operations and change in accounting principle	$1.15	$0.89	$0.95	$0.76	$0.20
Net income (loss)	(1.33)	1.47	1.85	1.92	1.30
Total assets	$7,499,493	$5,989,135	$5,538,056	$5,233,827	$4,666,502
Long-term debt	519,807	417,262	922,933	545,811	822,287
Dividends per share	$0.53	$0.49	$0.43	$0.39	$0.35

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We are a financial services company with subsidiaries delivering tax, investment, mortgage and business services and products. We are the only major company offering a full range of software, online and in-office tax preparation solutions, combined with personalized financial advice concerning retirement savings, home ownership and other opportunities to help clients build a better financial future.
     Our key strategic priorities for each of our reportable segments can be summarized as follows:
▪	Tax Services — expand access to our services through improved distribution of our digital offerings and continue to improve the quality of service we provide to our clients.

▪	Business Services — continue expansion of our national accounting, tax and consulting business, build and manage brand awareness, build differentiated and value-driven services and improve our client service culture.

▪	Consumer Financial Services — integrate the Tax Services client base into this segment and serve the broad consumer market through advisory and banking relationships.
     DISCONTINUED OPERATIONS — On April 19, 2007, we entered into an agreement to sell OOMC. In conjunction with this plan, we also announced we would terminate the operations of HRBMC.
     During fiscal year 2007, we committed to a plan to sell and/or completed the wind-down of three smaller lines of business previously reported in our Business Services segment, as well as our tax operations in the United Kingdom previously reported in Tax Services.
     During fiscal year 2007, we met the criteria requiring us to present the related financial results of these businesses as discontinued operations and the assets and liabilities of all of the businesses being sold as held-for-sale in the consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations. See Item 1 and Item 8, note 20 to our consolidated financial statements for additional information.

	(in 000s, except per share amounts)
Consolidated Results of Operations

Year ended April 30,	2007	2006	2005

REVENUES —
Tax Services	$2,685,858	$2,449,751	$2,356,708
Business Services	932,361	828,133	547,185
Consumer Financial Services	388,090	287,955	239,244
Corporate and eliminations	14,965	8,914	3,232

	$4,021,274	$3,574,753	$3,146,369

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES —
Tax Services	$705,171	$590,089	$665,291
Business Services	57,661	70,661	43,207
Consumer Financial Services	19,811	(32,835)	(75,370)
Corporate and eliminations	(146,845)	(117,433)	(105,515)

	635,798	510,482	527,613
Income taxes	261,461	212,941	207,864

Net income from continuing operations	374,337	297,541	319,749
Net income (loss) of discontinued operations	(807,990)	192,867	304,161

Net income	$(433,653)	$490,408	$623,910

Basic earnings per share:
Net income from continuing operations	$1.16	$0.91	$0.96
Net income (loss) of discontinued operations	(2.50)	0.58	0.92

Net income	$(1.34)	$1.49	$1.88

Diluted earnings per share
Net income from continuing operations	$1.15	$0.89	$0.95
Net income (loss) of discontinued operations	(2.48)	0.58	0.90

Net income	$(1.33)	$1.47	$1.85

RESULTS OF OPERATIONS —
TAX SERVICES
     This segment primarily consists of our income tax preparation businesses — retail, online and software. This segment includes our tax operations in the United States, Canada and Australia. The following discussion excludes the results of our tax business in the United Kingdom, which is reported in discontinued operations for all periods presented.

Tax Services Operating Statistics	(in 000s, except average fee)
Year Ended April 30,	2007	2006(1)	2005(1)

CLIENTS SERVED —
United States:
Company-owned operations	10,336	10,359	10,608
Franchise operations	5,458	5,373	5,428
IMAL only (2)	77	—	—

	15,871	15,732	16,036
Digital tax solutions (3)	4,444	3,721	3,017

	20,315	19,453	19,053
International (4)	2,569	2,459	2,333

	22,884	21,912	21,386

NET AVERAGE FEE PER CLIENT SERVED (5) —
Company-owned operations	$172.45	$162.91	$153.53
Franchise operations	151.06	140.37	133.49

	$165.06	$155.20	$146.75

RALs (6) —
Company-owned operations	2,402	2,542	2,667
Franchise operations	1,450	1,487	1,499

	3,852	4,029	4,166

(1)	Company-owned and franchise data for fiscal years 2006 and 2005 have not been restated for franchise acquisitions.

(2)	Clients who received an IMAL but did not return for tax preparation and/or e-filing services.

(3)	Includes TaxCut federal units sold, online completed and paid federal returns, and state returns and e-filings only when no payment was made for a federal return.

(4)	In fiscal years 2006 and 2005, the end of the Canadian tax season was extended from April 30 to May 1, 2006 and May 2, 2005, respectively. Clients served in our international operations in fiscal years 2006 and 2005 includes approximately 41,400 and 47,500 returns, respectively, in both company-owned and franchise offices which were accepted by the client on May 1 or 2. The revenues related to these returns were recognized in fiscal years 2007 and 2006, respectively. In the current fiscal year, the Canadian tax season ended on April 30, 2007.

(5)	Calculated as gross tax preparation fees, less discounts and coupons, divided by clients served (U.S. only).

(6)	Data is for tax season (January 1 — April 30) only.

Tax Services Financial Results	(in 000s)
Year Ended April 30,	2007	2006	2005

Service revenues:
Tax preparation fees	$1,896,269	$1,791,624	$1,718,208
Other services	301,411	204,892	192,311

	2,197,680	1,996,516	1,910,519

Other revenues:
Royalties	220,136	207,728	197,551
Loan participation fees and related revenue	210,040	177,852	182,784
Other	58,002	67,655	65,854

Total revenues	2,685,858	2,449,751	2,356,708

Cost of services:
Compensation and benefits	826,064	753,793	722,067
Occupancy	346,937	316,686	281,298
Supplies	58,013	52,857	47,600
Depreciation and amortization	42,043	44,825	54,505
Bad debt	25,228	31,820	33,020
Allocated shared services and other	189,595	118,342	121,958

	1,487,880	1,318,323	1,260,448

Provision for RAL litigation	—	70,200	—
Cost of other revenues, selling, general and administrative	492,807	471,139	430,969

Total expenses	1,980,687	1,859,662	1,691,417

Pretax income	$705,171	$590,089	$665,291

FISCAL 2007 COMPARED TO FISCAL 2006 — Tax Services’ revenues increased $236.1 million, or 9.6%, compared to the prior year. We opened nearly 300 new company-owned offices, 250 of which were part of the expansion of our retail distribution network. This expansion contributed incremental revenues of $22.3 million and pretax losses of $5.7 million in fiscal year 2007.
     Tax preparation fees from our retail offices increased $104.6 million, or 5.8%, for fiscal year 2007. This increase is primarily due to an increase of 5.9% in the net average fee per U.S. client served, while the number of U.S. clients served in company-owned offices was essentially flat compared to last year. Our international operations contributed $9.6 million to the increase, resulting from a 4.5% increase in clients served.
     Other service revenue increased $96.5 million, or 47.1%, primarily due to $34.6 million in additional license fees earned from bank products, $25.9 million in additional revenues from our online tax preparation and e-filing services and a $12.2 million increase in the recognition of deferred fee revenue from our POM guarantees. Additionally, this segment earned customer fees in connection with an agreement with HRB Bank for our new H&R Block Emerald Prepaid MasterCard® program, under which, this segment shares in the revenues and expenses associated with the program.
     Royalty revenue increased $12.4 million, or 6.0%, due to a 7.6% increase in the net average fee and a 1.6% increase in clients served in franchise offices.
     Loan participation fees and related revenues increased $32.2 million, or 18.1%, from the prior year. This increase is primarily due to the introduction of the IMAL, an early-season loan product, which increased our participation revenues $17.6 million. The remainder of the increase is primarily due to our new RAL participation agreement with HSBC.
     Other revenues decreased $9.7 million, or 14.3%, primarily due to a decline in revenues from supply sales to franchises, as our franchises now order directly from the supplier.
     Revenue from our digital business, which includes both service and product revenues, increased $29.2 million, or 21.9%, primarily due to a 19.4% increase in clients served. In fiscal year 2007, we implemented an aggressive plan to grow market share, although the required spending to achieve these results did impact our margin.
     Total expenses increased $121.0 million, or 6.5%, compared to the prior year. Cost of services increased $169.6 million, or 12.9%, from the prior year. Our real estate expansion efforts have contributed to a total increase of $28.0 million across all cost of services categories. Compensation and benefits increased $72.3 million, or 9.6%, primarily due to higher wages associated with increased revenues, costs associated with our earlier office openings and initiatives addressing operational readiness for the tax season. Occupancy expenses increased $30.3 million, or 9.6%, primarily as a result of higher rent expenses, due to a 5.9% increase in company-owned offices under lease and a 3.9% increase in the average rent. Other cost of services increased $71.3 million, or 60.2%, primarily due to additional corporate shared services for information technology and other projects, and costs associated with the H&R Block Emerald Prepaid MasterCard® program, which this segment shares with HRB Bank.
     Cost of other revenues, selling, general and administrative expenses increased $21.7 million, or 4.6%, primarily due to increases of $30.9 million and $26.0 million in bad debt on loan participations and marketing expenses, respectively. The higher bad debt expense is primarily due to an $18.0 million favorable adjustment to RAL bad debt recorded in the prior year and the addition of our IMAL product. These increases were partially offset by a $26.6 million reduction in corporate shared services and a $10.8 million decrease in legal expenses.
     In the prior year, we recorded $70.2 million, including legal fees, related to the settlement of RAL litigation.
     Pretax income for fiscal year 2007 increased $115.1 million, or 19.5%, from 2006, primarily due to higher revenues and the impact of the $70.2 million prior year RAL litigation charge.
FISCAL 2006 COMPARED TO FISCAL 2005 — Tax Services’ revenues increased $93.0 million, or 3.9%, compared to fiscal year 2005. We opened more than 750 new offices, 550 of which were part of the expansion of our company-owned retail distribution network. This expansion contributed incremental revenues of $36.4 million and pretax losses of $8.5 million in fiscal year 2006.
     Tax preparation fees from our retail offices increased $73.4 million, or 4.3%, for fiscal year 2006. This increase is primarily due to an increase of 6.1% in the net average fee per U.S. client served, partially offset by a decrease of 2.3% in U.S. clients served in company-owned offices. The decrease in clients served was partially due to a number of technology problems that severely hurt the start of our filing season, coupled with increased competition due to competitors’ refund lending products. Our international operations contributed $17.1 million to the increase, resulting from a 5.4% increase in clients served.
     Royalty revenue increased $10.2 million, or 5.2%, due to a 5.2% increase in the net average fee, slightly offset by a 1.0% decline in clients served in franchise offices.
     Loan participation fees and related revenues earned during fiscal year 2006 decreased $4.9 million, or 2.7%, from fiscal year 2005. This decrease is primarily due to a decrease in the number of RALs, which resulted from increased competition for clients in the early months of the tax season.
     Revenue from our digital business increased 8.2%, primarily due to a 23.3% increase in clients served, partially offset by planned reductions in unit prices.
     Total expenses increased $168.2 million, or 9.9%, primarily due to a $70.2 million charge relating to the settlement of two RAL claims. See additional discussion below and in Item 8, note 19 to the consolidated financial statements.
     Cost of services for the fiscal year 2006 increased $57.9 million, or 4.6%, from fiscal year 2005. Our real estate expansion efforts have contributed to a total increase of $43.5 million across all cost of services categories. Compensation and benefits increased $31.7 million, or 4.4%, primarily due to an increase in staff needed for our new offices and the addition of costs related to our small business initiatives. Occupancy expenses increased $35.4 million, or 12.6%, primarily as a result of higher rent expenses, due to a 9.5% increase in company-owned offices under lease and a 7.3% increase in the average rent. Depreciation declined $9.7 million, or 17.8%, primarily due to decreased capital expenditures compared to fiscal year 2005.
     Cost of other revenues, selling, general and administrative expenses increased $40.2 million, or 9.3%, primarily due to a $31.5 million increase in corporate shared services, $20.7 million of which was related to our marketing efforts. We also incurred $7.5 million in additional corporate wages and $7.1 million in additional legal costs in fiscal year 2006. During the fourth quarter of fiscal year 2006, we revised our estimate for the provision for bad debt related to our participation interests in RALs, resulting in a decrease to our provision for bad debt of $18.0 million during fiscal year 2006.
     Pretax income for fiscal year 2006 decreased $75.2 million, or 11.3%, from 2005, primarily due to the impact of the RAL litigation.
RAL LITIGATION — On December 21, 2005, we entered into a settlement agreement regarding litigation pertaining to our RAL programs entitled Deadra D. Cummins, et al. v. H&R Block, Inc. et al.; Mitchell v. H&R Block, Inc. et al.; Green v. H&R Block, Inc. et al.; and Becker v. H&R Block, Inc. (the “Cummins Settlement Agreement”). Pursuant to the Cummins Settlement Agreement’s terms, we contributed a total of up to $62.5 million in cash for purposes of making payments to the settlement class, paying all attorneys’ fees and costs to class counsel, and covering service awards to the representative plaintiffs. In addition, we paid costs for providing notice of the settlement to settlement class members. Settlement of this matter resulted in a pretax charge of $50.7 million in fiscal year 2006.
     On April 19, 2006, we entered into a settlement agreement, subject to final court approval, regarding litigation entitled Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al. (the “Carnegie Settlement Agreement”). Pursuant to the Carnegie Settlement Agreement, we contributed a total of $19.5 million in cash for purposes of making payments to the settlement class, paying all attorneys’ fees and costs to class counsel, incentive payment awards to plaintiff and all notice and administration costs. We recorded a $19.5 million pretax charge related to this settlement in the third quarter of fiscal year 2006.
     We are named as a defendant in one other class-action lawsuit and one state attorney general lawsuit alleging that we engaged in wrongdoing with respect to the RAL program. We believe we have meritorious defenses to the other lawsuits and will vigorously defend our position. Nevertheless, the amounts claimed in these lawsuits are very substantial, and there can be no assurances as to their ultimate outcome, or as to their impact on our financial statements. See additional discussion of RAL Litigation in Item 3, “Legal Proceedings” and in Item 8, note 19 to the consolidated financial statements.
BUSINESS SERVICES
This segment offers middle-market companies accounting, tax and business consulting services, wealth management and capital market services. The following discussion excludes the results of the three businesses reported in discontinued operations for all periods presented.

Business Services – Operating Statistics

Year Ended April 30,	2007	2006	2005

ACCOUNTING, TAX AND BUSINESS CONSULTING —
Chargeable hours (000s)	5,075	4,357	2,898
Chargeable hours per person	1,373	1,385	1,430
Net billed rate per hour	$148	$141	$133
Average margin per person	$118,415	$114,755	$112,573

Business Services – Financial Results	(in 000s)
Year Ended April 30,	2007	2006	2005

Service revenues:
Accounting, tax and consulting	$808,223	$704,338	$425,329
Capital markets	48,886	59,553	67,922
Other services	29,993	26,248	19,692

	887,102	790,139	512,943

Other	45,259	37,994	34,242

Total revenues	932,361	828,133	547,185

Cost of services:
Compensation and benefits	511,257	457,050	307,301
Occupancy	68,859	55,883	21,072
Other	69,941	60,101	53,218

	650,057	573,034	381,591

Amortization of intangible assets	15,521	16,165	14,442
Cost of other revenues, selling, general and administrative	209,122	168,273	107,945

Total expenses	874,700	757,472	503,978

Pretax income	$57,661	$70,661	$43,207

FISCAL 2007 COMPARED TO FISCAL 2006 — Business Services’ revenues for fiscal year 2007 increased $104.2 million, or 12.6%, over the prior year.
     Accounting, tax and consulting revenues increased $103.9 million, or 14.7%, over the prior year. This increase resulted primarily from the acquisition of AmexTBS, which contributed $98.7 million in additional service revenues. This acquisition, coupled with an increase in our existing business, was partially offset by a decline in consulting revenue, resulting from a change in organizational structure between the businesses we acquired from AmexTBS and the attest firms that, while not affiliates of our company, also serve our clients. As a result, we no longer record the revenues and expenses associated with leasing employees in these offices to the attest firms.
     Capital markets revenues declined $10.7 million. Valuation and seminar revenues declined $23.2 million due to a 59.2% decline in the number of business valuation projects. This decrease was partially offset by a $12.6 million increase in underwriting revenues due to a 28.6% increase in transactions and a 32.2% increase in revenue per transaction. Other revenues increased primarily due to higher computer hardware and software sales.
     Total expenses increased $117.2 million, or 15.5%, compared to the prior year. Cost of services increased $77.0 million, due to increases in compensation and benefits and occupancy expenses. Compensation and benefits increased $54.2 million, or 11.9%, due to an increase in the number of personnel, primarily as a result of the AmexTBS acquisition, and an increase in the average wage per employee. Occupancy expenses increased $13.0 million due to higher rent expense resulting from office locations added with the AmexTBS acquisition in fiscal year 2006. These offices only contributed seven months of expense in the prior year, compared to twelve months in the current year.
     Cost of other revenues, selling, general and administrative expenses increased $40.8 million, or 24.3%, due to seven months of expense from the AmexTBS acquisition in the prior year, compared to twelve months in the current year, $5.9 million of costs incurred related to international acquisitions that will not be completed and additional costs associated with our business development initiatives.
     Pretax income for the year ended April 30, 2007 of $57.7 million compares to $70.7 million in the prior year. The decline was primarily due to off-season losses of AmexTBS.
FISCAL 2006 COMPARED TO FISCAL 2005 — Business Services’ revenues for fiscal year 2006 increased $280.9 million, or 51.3%, from fiscal year 2005. This increase was primarily due to the acquisition of AmexTBS, which increased accounting, tax and consulting revenues $251.3 million. The remaining $27.7 million increase in tax, accounting and consulting revenues was primarily driven by increases in the net billed rate per hour and chargeable hours.
     Capital markets revenues declined $8.4 million due to a 36.0% decline in the number of business valuation projects. Other service revenues increased $6.6 million as a result of growth in wealth management services.
     Total expenses increased $253.5 million, or 50.3%, for fiscal year 2006 compared to the prior year. Cost of services increased $191.4 million, primarily due to a $149.7 million increase in compensation and benefits. Compensation and benefits increased primarily due to the AmexTBS acquisition. In addition, baseline increases in the number of personnel and the average wage per employee, driven by marketplace competition for professional staff, also contributed to the increase. Occupancy expenses increased $34.8 million primarily due to acquisitions.
     Cost of other revenues, selling, general and administrative expenses increased $60.3 million primarily due to acquisitions and additional costs associated with our business development initiatives.
     Pretax income for the year ended April 30, 2006 was $70.7 million, compared to $43.2 million in fiscal year 2005.

CONSUMER FINANCIAL SERVICES
This segment is primarily engaged in offering brokerage services, along with investment planning and related financial advice through HRBFA and full-service banking through HRB Bank. HRBFA and HRB Bank, our “Block-branded” businesses, are focused on increasing client loyalty and retention by offering expanded financial and banking services to our retail tax clients. HRB Bank commenced operations May 1, 2006, therefore segment results for fiscal years 2006 and 2005 include only the operations of HRBFA and are not directly comparable to fiscal year 2007.

Consumer Financial Services – Operating Statistics

Year Ended April 30,	2007	2006	2005

Broker-dealer:
Traditional brokerage accounts (1)	386,902	418,162	431,749
New traditional brokerage accounts funded by tax clients	13,920	17,072	18,164
Cross-service revenue as a percent of total production revenue	16.3%	16.1%	14.8%
Average assets per traditional brokerage account	$85,518	$75,222	$63,755
Average margin balances (millions)	$404	$539	$597
Average customer payable balances (millions)	$613	$782	$975
Number of advisors	918	958	1,010

Banking:
Efficiency ratio (2)	37%	N/A	N/A
Net interest margin (3)	2.70%	N/A	N/A
Pretax return on average assets (4)	2.60%	N/A	N/A
Total assets (millions)	$1,501	N/A	N/A
Loans purchased from affiliates (millions)	$1,181	N/A	N/A

(1)	Includes only accounts with a positive balance.

(2)	Defined as non-interest expense divided by revenue net of interest expense. See “Reconciliation of Non-GAAP Financial Information” at the end of Item 7.

(3)	Defined as net interest income divided by average assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Item 7.

(4)	Defined as pretax banking income divided by average assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Item 7.

Consumer Financial Services – Operating Results	(in 000s)
Year Ended April 30,	2007	2006	2005

Service revenues:
Financial advisor production revenue	$199,673	$190,474	$165,902
Other	68,661	32,256	29,206

	268,334	222,730	195,108

Net interest income on:
Margin lending	52,163	54,152	40,584
Banking activities	23,963	—	—

	76,126	54,152	40,584

Provision for loan loss reserves	(3,622)	—	—
Other	(1,187)	4,430	438

Total revenues (1)	339,651	281,312	236,130

Cost of services:
Compensation and benefits	136,105	135,256	116,552
Occupancy	20,586	21,050	22,178
Other	27,418	21,132	19,555

	184,109	177,438	158,285

Amortization of intangible assets	36,625	36,625	36,625
Selling, general, and administrative	99,106	100,084	116,590

Total expenses	319,840	314,147	311,500

Pretax income (loss)	$19,811	$(32,835)	$(75,370)

(1)	Total revenues, less interest expense and loan loss reserves on mortgage loans held for investment.
FISCAL 2007 COMPARED TO FISCAL 2006 — Consumer Financial Services’ revenues, net of interest expense and provision for loan losses, for fiscal year 2007 increased $58.3 million, or 20.7%, over the prior year, primarily as a result of HRB Bank, which commenced operations May 1, 2006.
     Financial advisor production revenue, which consists primarily of fees earned on assets under administration and commissions on customer trades, increased $9.2 million, or 4.8%, over the prior year, due primarily to higher annuitized revenues. The following table summarizes the key drivers of production revenue:

Year Ended April 30,	2007	2006

Client trades	907,075	974,625
Average revenue per trade	$126.54	$119.11
Assets under administration (billions)	$33.1	$31.8
Annualized productivity per advisor	$216,000	$194,000

     Other service revenues increased $36.4 million, due to revenues earned from our new H&R Block Prepaid Emerald MasterCard® program, coupled with positive sweep account rate variances and higher underwriting fees.

     Net interest income on banking activities totaled $24.0 million for fiscal year 2007. The following table summarizes the key drivers of net interest revenue on banking activities:

	(dollars in 000s)
	Average Balance	Average Rate

Loans	$746,387	6.80%
Investments	117,350	5.25%
Deposits	700,707	4.59%
     Total expenses increased $5.7 million, or 1.8%. Cost of services increased $6.7 million, or 3.8%, primarily due to the expenses of HRB Bank, which opened May 1, 2006.
     Pretax income for Consumer Financial Services for fiscal year 2007 was $19.8 million compared to the prior year loss of $32.8 million.
FISCAL 2006 COMPARED TO FISCAL 2005 — Consumer Financial Services’ revenues, net of interest expense, increased $45.2 million, or 19.1% over fiscal year 2005.
     Financial advisor production revenue increased $24.6 million, or 14.8%, over fiscal year 2005, primarily due to additional annuitized revenue. Higher annuitized revenues resulted from increased sales of annuities and insurance, wealth management accounts, mutual funds, and unit investment trusts.
     Annualized productivity averaged approximately $194,000 per advisor during fiscal year 2006 compared to $166,000 in the prior year. Increased productivity was due to minimum production standards put into place during the fourth quarter of fiscal year 2005.
     Net interest income increased $13.6 million, or 33.4%, from the prior year, as a result of higher interest rates earned, partially offset by a decline in average margin balances.
     Total expenses increased $2.6 million, or 0.8%. Cost of services increased $19.2 million, or 12.1%, primarily as a result of $18.7 million of additional compensation and benefits expenses resulting from higher production revenues.
     Selling, general and administrative expenses decreased $16.5 million, or 14.2%, primarily due to a $4.8 million decline in legal expenses, due in part to a favorable arbitration outcome. Fiscal year 2006 results also improved due to reduced back-office headcount relating to cost containment efforts and gains on the disposition of certain assets during the year. These decreases were partially offset by increased bonus accruals associated with the segment’s improved performance.
     The pretax loss for Consumer Financial Services for fiscal year 2006 was $32.8 million compared to a loss of $75.4 million in 2005.

DISCONTINUED OPERATIONS
Discontinued operations includes OOMC and HRBMC, mortgage businesses primarily engaged in the origination and acquisition of non-prime and prime mortgage loans, the sale and securitization of mortgage loans and residual interests, and the servicing of non-prime loans. These businesses were previously reported in our Mortgage Services segment in our Annual Report on Form 10-K for fiscal year 2006. Also included are the results of three smaller lines of business previously reported in our Business Services segment, as well as our tax operations in the United Kingdom previously reported in our Tax Services segment. Operating results presented below are net of eliminations of intercompany activities.

Discontinued Operations – Operating Statistics	(dollars in 000s)
Year Ended April 30,	2007	2006	2005

VOLUME OF LOANS ORIGINATED —
Wholesale (non-prime)	$24,342,779	$36,028,794	$26,977,810
Retail:
Non-prime	1,588,944	3,260,071	3,005,168
Prime	1,141,744	1,490,898	1,018,746

	$27,073,467	$40,779,763	$31,001,724

LOAN CHARACTERISTICS(1)—
Weighted average FICO score	613	622	614
Weighted average interest rate for borrowers (WAC)	8.60%	7.87%	7.36%
Weighted average loan-to-value	82.2%	80.6%	78.9%
ORIGINATION MARGIN (% OF ORIGINATION VOLUME)—
Loan sale premium (discount)	(0.06%)	1.42%	2.77%
Residual cash flows from beneficial interest in Trusts	0.43%	0.51%	0.63%
Gain (loss) on derivatives	(0.04%)	0.35%	0.15%
Loan sale repurchase reserves	(1.44%)	(0.18%)	(0.13%)
Retained MSRs	0.64%	0.61%	0.44%

	(0.47%)	2.71%	3.86%
Cost of acquisition	(0.14%)	(0.37%)	(0.54%)
Direct origination expenses	(0.49%)	(0.58%)	(0.68%)

Net gain on sale — gross margin (2)	(1.10%)	1.76%	2.64%
Other revenues	(0.11%)	(0.02%)	0.03%
Other cost of origination	(1.61%)	(1.33%)	(1.55%)

Net margin (loss)	(2.80%)	0.41%	1.12%

Total cost of origination (3)	2.10%	1.91%	2.23%
Total cost of origination and acquisition	2.24%	2.28%	2.77%
LOAN DELIVERY —
Loan sales:
Third-party buyers	$26,295,714	$40,272,225	$30,975,523
HRB Bank	1,181,498	—	—

	$27,477,212	$40,272,225	$30,975,523

Execution price (4)	1.10%	1.58%	3.01%

Discontinued Operations – Operating Results	(in 000s)
Year Ended April 30,	2007	2006	2005

Components of gains on sales:
Gain on mortgage loans	$101,980	$648,693	$811,734
Gain (loss) on derivatives	(11,042)	141,223	46,853
Loan sale repurchase reserves	(388,733)	(73,562)	(39,673)
Gain on sales of residual interests	7,038	31,463	15,396
Impairment of residual interests	(168,878)	(34,107)	(12,235)

	(459,635)	713,710	822,075
Interest income	55,024	133,703	149,581
Loan servicing revenue	433,438	398,992	273,056
Other	45,747	51,643	28,938

Total revenues	74,574	1,298,048	1,273,650

Cost of services	380,186	351,676	253,461
Cost of other revenues	295,336	444,391	356,052
Impairments	350,878	—	—
Selling, general and administrative	281,182	185,070	174,035

Total expenses	1,307,582	981,137	783,548

Pretax income (loss)	(1,233,008)	316,911	490,102
Income taxes (benefit)	(425,018)	124,044	185,941

Net income (loss)	$(807,990)	$192,867	$304,161

(1)	Represents non-prime production.

(2)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

(3)	See “Reconciliation of Non-GAAP Financial Information” at the end of Item 7.

(4)	Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).
FISCAL 2007 COMPARED TO FISCAL 2006 — Conditions in the non-prime mortgage industry were challenging throughout fiscal year 2007, and particularly in our fourth quarter. Our mortgage operations, as well as the entire industry, were impacted by deteriorating conditions in the secondary market, where reduced investor demand for loan purchases, higher investor yield requirements and increased estimates for future losses reduced the value of non-prime loans. Under these conditions non-prime originators generally reported significant increases in losses and many were unable to meet their financial obligations. During the fourth quarter we tightened our underwriting standards, which had the effect of reducing our loan origination volumes, but we expect will result in the origination of higher quality loans with better pricing in the secondary markets.
     The pretax loss of $1.2 billion includes losses of $50.2 million from our Business Services and Tax Services discontinued operations, with the remainder from our mortgage business. As discussed more fully below, mortgage results include $388.7 million in loss provisions and repurchase reserves, impairments of residual interests of $168.9 million and impairments of other assets totaling $345.8 million. If conditions in the industry, particularly in home appreciation, continue to decline, our future results would continue to be negatively impacted.
     The following table summarizes the key drivers of loan origination volumes and related gains on sales of mortgage loans:

	(dollars in 000s)
Year Ended April 30,	2007	2006

Application process:
Total number of applications	256,877	369,210
Number of sales associates (1)	1,683	2,814
Closing ratio (2)	49.7%	60.3%
Originations:
Total number of loans originated	127,556	222,749
WAC	8.60%	7.87%
Average loan size	$212	$183
Total volume of loans originated	$27,073,467	$40,779,763
Direct origination and acquisition expenses, net	$171,374	$387,911
Revenue (loan value):
Net gain on sale — gross margin (3)	(1.10%)	1.76%

(1)	Includes all direct sales and back office sales support associates.

(2)	Percentage of loans funded divided by total applications in the period.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.
     Gains on sales of mortgage assets decreased $1.2 billion from the prior year. This decrease resulted primarily from significantly lower origination volumes and loan sale premiums, increases in loan repurchase reserves and impairments of residual interests and losses on derivatives.
     During the fourth quarter, concerns about credit quality in the non-prime industry resulted in lower demand for non-prime loans and a higher yield requirement by investors that purchase the loans. As a result, during the quarter we originated mortgage loans that, by the time we sold them in the secondary market, were valued at less than par. Our fourth quarter net gain on sale gross margin was a negative 6.87% and a negative 1.10% for the full fiscal year. We sold 73% and 39% of our loans through securitizations in the fourth quarter and fiscal year, respectively. Additionally, our loan sale premium declined 148 basis points from 1.42% in fiscal year 2006, to a negative 0.06% in the current year.
     The disruption in the secondary market, coupled with declining credit quality and increasing early payment defaults, caused investors in our loans to become increasingly more likely to execute on early payment default provisions available to them in loan sale agreements. As a result, we experienced higher actual and expected loan repurchase activity. Additionally, after we repurchased the loans, we experienced higher severity of losses on those loans. We recorded total loss provisions of $388.7 million during fiscal year 2007 compared to $73.6 million in the prior year. The provision recorded in the current year consists of $238.8 million recorded on loans sold during the current year and $149.9 million related to loans sold in the prior year. Loss provisions as a percent of loan volumes increased 126 basis points over the prior year. See additional discussion of our reserves and repurchase obligations in Item 8, note 20 to our consolidated financial statements.
     During the current year, we recorded impairments of $168.9 million in gains on sales of mortgage assets due to higher expected credit losses resulting from the decline in performance of the underlying collateral. We also recorded unfavorable pretax mark-to-market adjustments in other comprehensive income, which decreased the fair value of our residual interests $32.4 million during the current year. These adjustments were recorded net of write-ups of $18.6 million and deferred taxes of $5.3 million. We also recorded $7.0 million and $31.5 million in gains on the sale of residual interests for the years ended April 30, 2007 and 2006, respectively.
     During the current year, we recorded a net $11.0 million in losses, compared to gains of $141.2 million in the prior year, related to our various derivative instruments. The decline for the current year was caused by market interest rates, based on the two-year swap, declining 6 basis points compared to an increase of 131 basis points during the prior year. See Item 8, note 20 to the consolidated financial statements.
     The value of MSRs recorded in the current year increased to 64 basis points from 61 basis points in the prior year due to changes in our assumptions used to value MSRs, as well as an increase in average loan balances. However, this increase was offset by an overall decline in origination volumes, resulting in a net decrease in gains on sales of mortgage loans of $78.3 million. See additional discussion of our MSR assumptions in “Critical Accounting Policies” and in Item 8, note 20 to the consolidated financial statements.
     Interest income decreased $78.7 million from the prior year. This decrease is primarily due to higher levels of non-performing loans, lower accretion resulting from the sale of previously securitized residual interests and lower write-ups to residual interest balances.
     The following table summarizes the key metrics related to our loan servicing business:

	(dollars in 000s)
Year Ended April 30,	2007	2006

Average servicing portfolio:
With related MSRs	$63,870,378	$56,521,595
Without related MSRs	3,314,538	19,106,863

	$67,184,916	$75,628,458

Ending servicing portfolio:
With related MSRs	$63,927,976	$62,910,568
Without related MSRs	3,069,073	10,471,509

	$66,997,049	$73,382,077

Number of loans serviced	384,156	441,981
Average delinquency rate	9.77%	5.16%
Weighted average FICO score	621	621
WAC of portfolio	8.08%	7.58%
Carrying value of MSRs	253,067	272,472
     Loan servicing revenues increased $34.4 million, or 8.6%, compared to the prior year. The increase reflects higher late fee income on delinquent loans. This increase was partially offset by a reduction in our average servicing portfolio, which decreased 11.2%, to $67.2 billion. The annualized rate earned on our entire servicing portfolio was 37 basis points for the current year, compared to 38 basis points in the prior year.
     Total expenses for the fiscal year ended April 30, 2007 increased $326.4 million, or 33.3%, over the prior year. Cost of services increased $28.5 million primarily as a result of higher amortization of MSRs, partially offset by reductions in compensation and occupancy expenses resulting from our mortgage restructuring activities.
     Cost of other revenues decreased $149.1 million, primarily due to our ongoing restructuring plans. As a result, compensation and benefits declined $116.7 million and other expenses declined $27.4 million.
     In conjunction with our agreement to sell OOMC, we recorded impairments during the fourth quarter of fiscal year 2007. The purchase price will be calculated as the fair value of the adjusted tangible net assets of OOMC (as defined by the agreement) at closing less $300.0 million. At April 30, 2007, we valued our assets and liabilities held for sale at estimated fair value at closing, less costs to sell, of $1.1 billion which resulted in an impairment charge of $345.8 million, including the full impairment of goodwill of $152.5 million. Because conditions may change during the period prior to closing, the adjusted tangible net assets of the business at the closing date may be significantly different than the estimated value we have reported as of April 30, 2007. Any changes could change the final impairment amount recorded at closing. See discussion of additional conditions of the sale in Item 1A, under “Potential Sale Transaction.”
     Selling, general and administrative expenses increased $96.1 million due primarily to severance costs in connection with our ongoing restructuring plans, coupled with retention bonuses and higher consulting expenses. See additional discussion of the restructuring charge in Item 8, note 20 to the consolidated financial statements.
     The pretax loss for the year ended April 30, 2007 was $1.2 billion compared to income of $316.9 million in the prior year.
     The loss from discontinued operations for fiscal year 2007 of $808.0 million is net of tax benefits of $425.0 million, and includes income tax benefits related to OOMC totaling $374.6 million. Income taxes for discontinued operations also included one-time benefits of $16.2 million related to permanent deductions for the tax basis of investments in two subsidiaries that were abandoned during the year. Assets of discontinued operations held for sale includes deferred tax assets of $393.6 million, net of the related valuation allowance, and deferred tax liabilities of $94.0 million as of April 30, 2007. In addition, we recorded a valuation allowance of $55.8 million, which primarily relates to deferred tax assets for capital losses and basis differences in certain state jurisdictions. Deferred tax assets of $183.2 million relate to certain residual assets. Although the tax position associated with these deferred tax assets is more likely than not of being sustained, there is a level of uncertainty associated with the amount of benefit. We believe the net deferred tax asset at April 30, 2007 is, more likely than not, realizable.
FISCAL 2006 COMPARED TO FISCAL 2005 — Revenues from discontinued operations increased $24.4 million, or 1.9%, over fiscal year 2005. Revenues increased as a result of higher loan servicing revenues and gains on derivatives, partially offset by lower margins on mortgage loans sold and lower accretion.
     Despite a 31.5% increase in loan origination volume, gains on sales of mortgage loans decreased $163.0 million, primarily as a result of moderating demand by loan buyers and rising two-year swap rates. Market interest rates, based on the two-year swap, increased from an average of 3.32% last year to 4.63% in the current year. However, our WAC increased only 51 basis points, up to 7.87% from 7.36% in the prior year. Due to competitive market conditions, we were unable to align our WAC with increases in market rates. Because of poor alignment of our WAC with market rates and increases in our funding costs, our loan sale premium declined 135 basis points, to 1.42% from 2.77% in the prior year. In fiscal year 2006, we also increased our loss reserves above our normal loss accrual, primarily related to repurchase activity for loans sold related to early payment defaults, which reduced gains on sales of mortgage loans.
     The initial value of MSRs recorded in fiscal year 2006 increased to 61 basis points from 44 basis points in the prior year, which resulted in an increase of $113.0 million in gains on sales of mortgage loans. These increases were primarily due to higher origination volumes, average loan size and interest rates, coupled with updated valuation assumptions. During fiscal year 2006 we updated our assumptions used to value our MSRs. The assumptions were updated primarily to reflect lower servicing costs, in particular interest paid to bondholders on monthly loan prepayments, and higher discount rates. These changes in assumptions increased the weighted average value of MSRs recorded during fiscal year 2006 by approximately $37.0 million (9 basis points of total retained MSRs of 61 basis points) over the prior year.
     To mitigate the risk of short-term changes in market interest rates related to our loan originations and beneficial interest in Trusts, we use interest rate swaps and forward loan sale commitments. We generally enter into interest rate swap arrangements related to existing loan applications with rate-lock commitments and for rate-lock commitments we expect to make in the next two to three weeks. During fiscal year 2006, we recorded a net $141.2 million in gains, compared to $46.9 million in the prior year, related to our interest rate swaps and other derivative instruments. This increase was primarily due to rising short-term interest rates and an increase in the average notional amount of swap arrangements to $8.4 billion in fiscal year 2006, compared to $2.4 billion in fiscal year 2005.
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
     Loan servicing revenues increased $125.9 million, or 46.1%, compared to the prior year. The increase reflects a higher loan servicing portfolio resulting from our loan origination growth. The average servicing portfolio for the year increased 37.9%, to $75.6 billion, even with lower volumes in our sub-servicing business. The weighted average rate earned on our entire servicing portfolio was 38 basis points for fiscal year 2006, compared to 36 basis points in the prior year.
     Total expenses for fiscal year 2006 increased $197.6 million, or 25.2%, from the prior year. Cost of services increased $98.2 million, or 38.7%, mainly as a result of a higher average servicing portfolio during the current quarter year and increased amortization of MSRs.
     Cost of other revenues increased $88.3 million over fiscal year 2005, and includes a $12.6 million restructuring charge associated with the closing of some of our branch offices. Compensation and benefits increased $53.8 million primarily due to an increase in the average number of sales associates during the year to support higher loan volumes and the resulting increase in origination-based incentives, coupled with $6.7 million in severance charges recorded as part of the restructuring. Occupancy expenses increased $7.8 million primarily due to $5.9 million in lease termination costs recorded as part of the restructuring. Other expenses increased $26.8 million primarily as a result of $20.1 million in additional interest expense related to mortgage loans held on our balance sheet and $5.0 million of additional depreciation and amortization of our origination and servicing software.
     Selling, general and administrative expenses increased $11.0 million primarily due to $15.3 million in additional marketing expenses, $5.1 million in additional occupancy costs and $3.2 million in higher allocated shared services. These increases were partially offset by a $15.7 million decline in compensation and benefits resulting from reductions in administrative and corporate headcount and lower bonus accruals.
     Pretax income decreased $173.2 million, or 35.3%, for fiscal year 2006.

CRITICAL ACCOUNTING POLICIES —
We consider the policies discussed below to be critical to understanding our financial statements, as they require the use of significant judgment and estimation in order to measure, at a specific point in time, matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, we caution that future events rarely develop precisely as forecasted, and estimates routinely require adjustment and may require material adjustment.
     REVENUE RECOGNITION — We have many different revenue sources, each governed by specific revenue recognition policies. Our revenue recognition policies can be found in Item 8, note 1 to our consolidated financial statements. Additional discussion of our recognition of gains on sales of mortgage assets follows.
     VALUATION OF MORTGAGE LOANS HELD FOR INVESTMENT — Determining the allowance for credit losses for loans held for investment requires us to make estimates of losses that are highly uncertain and requires a high degree of judgment.
     We record an allowance representing our estimate of credit losses inherent in our portfolio of loans held for investment at the balance sheet date. The majority of our estimated credit loss is evaluated for mortgage loans on a pooled basis. We stratify the loan portfolio based on our view of risk associated with various elements of the pool and assign estimated loss rates based on those risks. Loss rates are based on historical experience, our assessment of economic and market conditions and loss rates of comparable financial institutions. We review non-performing loans individually and record loss estimates typically based on the value of the underlying collateral. Changes in our estimates can affect our operating results.
     VALUATION OF GOODWILL — We test goodwill and other indefinite life intangible assets for impairment annually, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value. Our goodwill impairment analysis is based on a discounted cash flow approach and market comparables, when available. This analysis, at the reporting unit level, requires significant management judgment with respect to revenue and expense forecasts, anticipated changes in working capital, and the selection and application of an appropriate discount rate. Changes in the projections or assumptions could materially affect our estimate of reporting unit fair values. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could effect our conclusions regarding the existence or amount of potential impairment.
     The goodwill balance in our continuing operations was $993.9 million as of April 30, 2007 and $941.3 million as of April 30, 2006. No goodwill impairments were identified in our continuing operations during fiscal years 2007, 2006 or 2005. In fiscal year 2007, we recorded $154.9 million in goodwill impairments related to the sale or wind-down of businesses reported as discontinued operations.
     LITIGATION — It is our policy to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. Assessing the likely outcome of pending litigation, including the amount of potential loss if any, is highly subjective. Our estimates may differ from actual results due to difficulties in predicting the outcome of jury trial, arbitration hearings, settlement discussions and related activity; predicting the outcome of class certification actions; and various other uncertainties.
     A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. Therefore, we have recorded reserves related to certain legal matters for which we believe it is probable that a loss will be incurred and the range of such loss can be estimated. With respect to other matters, we have concluded that a loss is only reasonably possible or remote, or is not estimable and, therefore, no liability is recorded.
     INCOME TAXES — We calculate our current and deferred tax provision for the fiscal year based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the applicable calendar year. Adjustments based on filed returns are recorded in the appropriate periods when identified. We file a consolidated federal tax return on a calendar year basis, generally in the second fiscal quarter of the subsequent year.
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
     The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly subjective and based on our best judgments. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate on a quarterly basis.
     GAINS ON SALES OF MORTGAGE ASSETS — We sell substantially all of the non-prime mortgage loans we originate to the Trusts which are qualifying special purpose entities (QSPEs), with servicing rights generally retained. Prime mortgage loans are sold in loan sales, servicing released, to third-party buyers. Gains or losses on sales of mortgage loans are recognized when control of the assets is surrendered (when loans are sold to third-party buyers, including the Trusts) and are based on the difference between net proceeds received (cash proceeds less repurchase reserves) and the allocated cost of the assets sold. We determine the allocated cost of assets sold based on the relative fair values of net proceeds (i.e. the loans sold), retained MSRs and the beneficial interest in Trusts, which represents our residual interest in the ultimate expected outcome from the disposition of the loans by the Trusts.
     The following is an example of a hypothetical gain on sale calculation:

	(in 000s)

Acquisition cost of underlying mortgage loans		$1,000,000
Fair values:
Net proceeds:
Cash received	$999,000
Less repurchase reserves	(4,000)	$995,000

Beneficial interest in Trusts		20,000
MSRs		7,000

		$1,022,000

Computation of gain on sale:
Net proceeds		$995,000
Less allocated cost ($995,000 / $1,022,000 x $1,000,000)		973,581

Recorded gain on sale		$21,419

Recorded beneficial interest in Trusts ($20,000 / $1,022,000 x $1,000,000)		$19,570

Recorded value of MSRs ($7,000 / $1,022,000 x $1,000,000)		$6,849

Recorded liability for repurchase reserves		$4,000

     Variations in the assumptions we use affect the estimated fair values and the reported net gains on sales. Gains on sales of mortgage loans totaled $102.0 million and $648.7 million for fiscal years 2007 and 2006, respectively.
     Our repurchase reserves relate to potential losses that could be incurred related to the repurchase of sold loans or indemnification of losses as a result of early payment defaults or breaches of other representations and warranties customary to the mortgage banking industry.
     Loans are repurchased due to a combination of factors, including delinquency and other violations of representations and warranties. In whole loan sale transactions, we guarantee the first payment to the purchaser. If this payment is not collected, it is referred to as an early payment default.
     For early payment default-related losses, the amount of losses we expect to incur depends primarily on the frequency of early payment defaults, the rate at which defaulted loans subsequently become current on payments (“cure rate”), the propensity of the buyer of the loans to demand recourse under the loan sale agreement and the severity of loss incurred on loans which have been repurchased. The frequency of early payment defaults, cure rates and loss severity may vary depending on the creditworthiness of the borrower and economic factors such as home price appreciation and interest rates. To the extent actual losses related to repurchase activity are different from our estimates, the fair value of our repurchase reserves will increase or decrease. See Item 8, note 20 to our consolidated financial statements under “Commitments and Contingencies.”
     During the year ended April 30, 2007, we experienced higher early payment defaults, resulting in an increase in actual and expected loan repurchase activity. As a result, we recorded total loss provisions of $388.7 million during fiscal year 2007 compared to $73.6 million in the prior year. Loss provisions recorded in the current year consist of $238.8 million recorded on loans sold during the current year and $149.9 million related to loans sold in the prior year. At April 30, 2007, we assumed that substantially all loans that failed to make timely payments according to contractual early payment default provisions will be repurchased, and that approximately 5% of loans will be repurchased from sales that have not yet reached the contractual date upon which repurchases can be determined. Based on historical experience and review of current early payment default, cure rate and loss severity trends, we assumed an average 26% loss severity for loans on which we hold a first lien position. During fiscal year 2007, we increased our estimated loss severity for on-balance sheet loans from an average of 15% to 26%.
     Based on our analysis as of April 30, 2007, we estimated our liability for repurchases to be $38.4 million. The sensitivity of the repurchase reserve to 10% and 20% adverse changes in loss assumptions is $14.4 million and $28.8 million, respectively.
     VALUATION OF RESIDUAL INTERESTS — We use discounted cash flow models to determine the estimated fair values of our residual interests. We develop our assumptions for expected credit losses, prepayment speeds, discount rates and interest rates based on historical experience. Variations in our assumptions could materially affect the estimated fair values, which may require us to record impairments or unrealized gains. In addition, variations will also affect the amount of residual interest accretion recorded on a monthly basis. We recorded $13.8 million in net write-downs in other comprehensive income and $168.9 million in impairments in the income statement related to these residual interests during fiscal year 2007 as actual performance differed from our assumptions. See Item 8, note 1 to our consolidated financial statements for our methodology used in valuing residual interests. Available-for-sale (AFS) residual interests valued at $90.3 million and $159.1 million were recorded as of April 30, 2007 and 2006, respectively. Residual interests classified as trading securities totaled $72.7 million at April 30, 2007. We had no trading residual interests at April 30, 2006. See Item 8, note 20 to our consolidated financial statements for current assumptions and a sensitivity analysis of those assumptions. See Item 7A for additional sensitivity analysis related to interest rates.
     VALUATION OF MORTGAGE SERVICING RIGHTS — MSRs are recorded when we sell loans to third parties with the servicing of those loans retained. At the time of the loan sale, we determine and record on our balance sheet the allocated historical cost of the MSRs attributable to loans sold, as illustrated above. These MSRs are amortized over the estimated life of the underlying loans. MSRs are carried at the lower of cost or market (LOCOM). On a quarterly basis, MSRs are assessed to determine if our carrying value exceeds fair value. Fair value is estimated using a discounted cash flow approach by stratifying the MSRs based on underlying loan characteristics, including the calendar year the loans are sold. To the extent fair value is less than carrying value we record an impairment charge and adjust the carrying value of the MSRs.
     A market price of our MSRs is not readily available because non-prime MSRs are not actively traded in the marketplace. Therefore, the fair value of our MSRs is estimated using a discounted cash flow approach, using valuation methods and assumptions we believe incorporate assumptions used by market participants. Certain of these assumptions are subjective and require a high level of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis. In determining the assumptions to be used to value MSRs, we review the historical performance of our MSRs, including back-testing of the performance of certain individual assumptions (comparison of actual results to those expected). In addition, we periodically review third-party valuations of certain of our MSRs and peer group MSR valuation surveys to assess the reasonableness of our valuation assumptions and resulting fair value estimates.
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
     Prepayment speeds may be affected by economic factors such as home price appreciation, market interest rates, the availability of other credit products to our borrowers and customer payment patterns. Prepayment speeds include the impact of all borrower prepayments including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations. As market interest rates decline, prepayment speeds will generally increase as customers refinance existing mortgages under more favorable interest rate terms. As prepayment speeds increase, anticipated cash flows will generally decline resulting in a potential reduction, or impairment, to the fair value of the capitalized MSRs. Alternatively, an increase in market interest rates may cause a decrease in prepayment speeds, and an increase in fair value of MSRs. Many of our loans include prepayment penalties during the first two to three years. Prepayment penalties tend to lower prepayment speeds during the early life of our loans, regardless of market interest rate movements, therefore decreasing the sensitivity of expected prepayment speeds to changes in interest rates. Prepayment speeds are estimated based on historical experience. Changes are made as necessary to ensure such estimates reflect current market conditions specific to our individual MSR stratas.
     Discount rates are determined by reviewing market rates used by market participants. These rates may vary based on economic factors such as market perception of risk and changes in the risk-free interest rates. Changes are made as necessary to ensure such estimates reflect current market conditions for MSR assets.
     Costs to service includes the cost of processing loan payments, making payments to bondholders, collecting delinquent accounts and administrative foreclosure activities. Market trends and changes to underlying expenses are evaluated to determine if updates to assumptions are necessary. The economic factors affecting costs to service include unemployment rates, the housing market and the cost of labor. Higher unemployment rates may lead to higher delinquency and foreclosure rates resulting in higher costs to service loans. The housing market, including home price appreciation rates, impacts sale prices for homes in foreclosure and our borrowers’ ability to refinance or sell their properties in the event that they can no longer afford their homes, thus impacting delinquencies and foreclosures.
     Ancillary fees and income include late charges, non-sufficient funds fees, collection fees and interest earning funds held in deposit. These fees could be impacted by state legislation efforts, customer behavior, fee waiver policies and industry trends.
     During the period from May 1, 2005 to April 30, 2007, assumptions used in valuing MSRs were updated. The significant changes and their impact, both in dollars and basis points of loans sold during the quarter of initial implementation, are outlined below beginning with the most recent changes.

(dollars in 000s)
Quarter
Assumption	Change	Impact	Implemented

Discount rates	18% to 20%	($1,260) or	April 30, 2007
(2) basis points

Prepayment rates	Further stratification	$4,428 or	January 31, 2007
	of prepayment rates	8 basis points

Ancillary fees	Decreased average	($3,677) or	July 31, 2006
	number of days of	(5) basis points
interest collected
related to
prepayments

Discount rate	15% to 18%	($2,555) or	January 31, 2006
(3) basis points

Costs to service	Decreased the	$12,893 or	October 31, 2005
	number of days of	11 basis points
interest paid to
investors
     During fiscal year 2007 we updated our assumptions related to loan prepayment rates to further stratify by vintage year, loan type, and loans with and without prepayment penalties. We also updated assumptions surrounding investor remittances during the current year, and increased the discount rate assumption used to determine the fair value of MSRs from 18% to 20% as a result of an analysis of third-party data including rates used by other market participants. During fiscal year 2007, we also updated our assumption related to the average number of days of interest collected on funds received as a result of prepayments (Ancillary fees on the table above). We decreased the average number of days of interest collected following a review of the servicing portfolio data. While costs to service increase due to increases in delinquencies and foreclosures, this increase was offset by higher late fee income. During fiscal year 2006, we increased the discount rate assumption used to determine the fair value of MSRs from 15% to 18% as a result of an analysis of third-party data including rates used by other market participants. During fiscal year 2006, we also updated our assumption for number of days of interest paid to investors (Costs to service on the table above) on monthly loan prepayments upon the completion of a review of the historical performance of the servicing portfolio. The cumulative net impact of the changes outlined above made during the period from May 1, 2006 to April 30, 2007 was an increase of approximately 1 basis point for MSRs initially recorded in fiscal year 2007 compared to the prior year.
     The updated assumptions outlined above are applied not only when we determine the allocated historical cost of MSRs, but are also used in our evaluation of the fair value of the MSR portfolio in conjunction with our impairment review. The changes in assumptions primarily impact the recognition of our initial MSR value through calculation of the gain on sale of mortgage assets. Because MSRs are recorded at LOCOM, we are unable to adjust our MSR portfolio value upward, thus have not recognized the positive impact of the assumption changes on the MSR portfolio as a whole.
     MSRs with a book value of $253.1 million are included in our consolidated balance sheet at April 30, 2007. While changes in any assumption could impact the value of our MSRs, the table below shows the significant drivers and the effect of a variation of a particular assumption on the fair value of our MSRs without changing any other assumptions. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

Assumption	% Impact on Fair Value

Prepayments (including defaults):
Adverse 10%	(9%)
Adverse 20%	(17%)

Discount rate:
Adverse 10%	(3%)
Adverse 20%	(6%)

Ancillary fees and income:
Adverse 10%	(5%)
Adverse 20%	(10%)

Costs to service:
Adverse 10%	(5%)
Adverse 20%	(9%)

      VALUATION OF MORTGAGE LOANS HELD FOR SALE — Determining the fair value of loans held for sale requires us to make estimates of losses that are highly uncertain and requires a high degree of judgment.
     Loans held for sale are carried at the lower of amortized cost or fair value. We determine the fair value of loans based primarily on estimated market prices considering underlying loan defects, if any. Our estimates may vary depending on the creditworthiness of the borrower and economic factors such as home price appreciation and interest rates. Changes in our estimates can affect our operating results.
     OTHER SIGNIFICANT ACCOUNTING POLICIES — Other significant accounting policies, not involving the same level of judgment or uncertainty as those discussed above, are nevertheless important to an understanding of the financial statements. These policies may require judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standard setters and regulators. Although specific conclusions reached by these standard setters may cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see Item 8, note 1 to our consolidated financial statements, which discusses accounting policies we have selected when there are acceptable alternatives, and new or proposed accounting standards that may affect our financial reporting in the future.
FINANCIAL CONDITION —
CAPITAL RESOURCES & LIQUIDITY
Our sources of capital include cash from operations, issuances of common stock and debt. We use capital primarily to fund working capital, pay dividends, repurchase shares of our common stock and acquire businesses.
     CASH FROM OPERATIONS — Cash used in operations totaled $584.7 million for fiscal year 2007, compared to cash provided of $594.1 million and $514.4 million in 2006 and 2005, respectively. Operating cash flows in fiscal year 2007 decreased from fiscal year 2006 primarily due to net losses and higher income tax payments. Income tax payments totaled $405.4 million this year, compared to $270.5 million in fiscal year 2006.
     ISSUANCES OF COMMON STOCK — We issue shares of our common stock in accordance with our stock-based compensation plans out of our treasury shares. Proceeds from the exercise of stock options totaled $25.7 million, $98.5 million and $129.3 million in fiscal years 2007, 2006 and 2005, respectively.
     DEBT — In April 2007, we obtained a $500.0 million credit facility to provide funding for the $500.0 million of 8 1/2% Senior Notes which were due April 16, 2007. This facility matures on December 20, 2007.
     Commercial paper borrowings outstanding at April 30, 2007 totaled $1.0 billion and were primarily used to fund working capital needs.
     On October 26, 2004, we issued $400.0 million of 5.125% Senior Notes under our shelf registration statements. The proceeds from the notes were used to repay our $250.0 million in 6 3/4% Senior Notes, which were due on November 1, 2004. The remaining proceeds were used for working capital, capital expenditures, repayment of other debt and other general corporate purposes.
     DIVIDENDS — We have consistently paid quarterly dividends. Dividends paid totaled $172.0 million, $160.0 million and $143.0 million in fiscal years 2007, 2006 and 2005, respectively.
     Our Board of Directors approved an increase of the quarterly cash dividend from 13.5 cents to 14.25 cents per share, a 5.6% increase, effective with the quarterly dividend payment on October 1, 2007 to shareholders of record on September 10, 2007.
     SHARE REPURCHASES — On June 7, 2006, our Board approved an authorization to repurchase 20.0 million shares. On June 9, 2004, our Board of Directors approved an authorization to repurchase 15 million shares. During fiscal year 2007, we repurchased 8.1 million shares pursuant to these authorizations at an aggregate price of $180.9 million or an average price of $22.22 per share. There were 22.4 million shares remaining under these authorizations at the end of fiscal year 2007.
     We purchase shares on the open market in accordance with existing authorizations, subject to various factors including the price of the stock, our ability to maintain liquidity and financial flexibility, securities laws restrictions, internally and regulatory targeted capital levels and other investment opportunities.
     Due to our efforts to meet our regulatory capital requirements, we do not expect to be able to repurchase shares until the fourth quarter of fiscal year 2008. The significant losses in our mortgage operations during fiscal year 2007 and normal seasonal operating losses during the first eight months of fiscal year 2008 are expected to cause us to be non-compliant with our capital requirements until the end of fiscal year 2008. See additional discussion of our regulatory capital requirements in “Regulatory Environment.”
     ACQUISITIONS — From time to time we acquire businesses that we view to be a good strategic fit to our organization. Total cash paid for acquisitions was $57.6 million,

44

$210.1 million and $23.3 million during fiscal years 2007, 2006 and 2005, respectively.
     RESTRICTED CASH — We hold certain cash balances that are restricted as to use. Cash and cash equivalents — restricted totaled $332.6 million at fiscal year end. Consumer Financial Services held $329.0 million of this total segregated in a special reserve account for the exclusive benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934.
     A condensed consolidating statement of cash flows by segment for the fiscal year ended April 30, 2007 follows. Generally, interest is not charged on intercompany activities between segments. Our consolidated statements of cash flows are located in Item 8.

(in 000s)
			Consumer
		Business	Financial		Discontinued	Consolidated
	Tax Services	Services	Services	Corporate	Operations	H&R Block

Cash provided by (used in):
Operations	$415,509	$112,189	$2,751	$(379,879)	$(735,294)	$(584,724)
Investing	(91,929)	(19,500)	(1,005,120)	(57,189)	15,362	(1,158,376)
Financing	(11,109)	(11,184)	1,298,768	662,215	52,421	1,991,111
Net intercompany	(332,762)	(71,492)	(265,660)	2,403	667,511	—
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
     TAX SERVICES – Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in the fourth quarter. Tax Services generated $415.5 million in operating cash flows primarily related to net income, as cash is generally collected from clients at the time services are rendered. Cash used in investing activities of $91.9 million was for capital expenditures and business acquisitions.
     Our international operations are generally self-funded. Cash balances are held in Canada and Australia independently in local currencies. H&R Block Canada, Inc. (Block Canada) has a commercial paper program for up to $225.0 million (Canadian). At April 30, 2007, there was no commercial paper outstanding. The peak borrowing during fiscal year 2007 was $135.0 million (Canadian).
      BUSINESS SERVICES – Business Services’ funding requirements are largely related to receivables for completed work and “work in process” and funding relating to acquired businesses. We provide funding in the normal course of business sufficient to cover these working capital needs. Business Services also has future obligations and commitments, which are summarized in “Contractual Obligations and Commercial Commitments.”
     This segment generated $112.2 million in operating cash flows primarily related to net income. Additionally, Business Services used $19.5 million in investing activities primarily related to capital expenditures, and $11.2 million in financing activities as a result of payments on acquisition debt.
     CONSUMER FINANCIAL SERVICES – In fiscal year 2007, Consumer Financial Services used $1.0 billion in investing activities primarily due to the purchase of mortgage loans from OOMC. Cash provided by financing activities of $1.3 billion is due to customer deposits.
     To manage short-term liquidity, Block Financial Corporation (BFC) provides HRBFA a $300.0 million unsecured credit facility. At the end of fiscal year 2007 there was no outstanding balance on this facility.
     HRBFA has two secured lines of credit with an unaffiliated financial institution with a total credit limit of $51.0 million. There were no borrowings on these lines of credit during fiscal years 2007 or 2006 and no outstanding balance at April 30, 2007 or 2006.
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
     To satisfy the margin deposit requirement of client option transactions with the Options Clearing Corporation (OCC), HRBFA pledges customers’ margined securities. Pledged securities at the end of fiscal year 2007 totaled $47.0 million, an excess of $11.5 million over the margin requirement. Pledged securities at the end of fiscal year 2006 totaled $53.0 million, an excess of $9.9 million over the margin requirement.
     HRB Bank’s current liquidity needs are generally met through deposits from banking clients. HRB Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. HRB Bank maintains a credit facility with the Federal Home Loan Bank (FHLB). At April 30, 2007, $179.0 million was drawn under this facility.
     See additional discussion of regulatory and capital requirements of HRB Bank and HRBFA in “Regulatory Environment.”
     We believe the funding sources for Consumer Financial Services are stable. Liquidity risk within this segment is primarily limited to maintaining sufficient capital levels to obtain securities lending liquidity to support margin borrowing by customers and maintaining sufficient capital levels at HRB Bank.
     DISCONTINUED OPERATIONS – Our discontinued operations primarily generate cash as a result of the sale and securitization of mortgage loans and residual interests and as residual interests mature. Our discontinued operations used $735.3 million in cash from operating activities primarily due to operating losses. Our discontinued operations provided $15.4 million in cash from investing activities primarily related to cash received from the maturity and sales of AFS residual interests. Cash provided by financing activities of $52.4 million reflects an on-balance sheet securitization during fiscal year 2007.
     We regularly sell loans as a source of liquidity. Loan sales in fiscal year 2007 were $27.5 billion compared with $40.3 billion in fiscal year 2006. Additionally, BFC provides a line of credit of at least $150 million for working capital needs. At the end of fiscal year 2007 there was $811.9 million outstanding on this facility.
     To finance our prime mortgage loan originations, HRBMC uses a warehouse facility with capacity up to $25.0 million. This annual facility bears interest at one-month LIBOR plus 140 to 200 basis points. As of April 30, 2007 and 2006, the balance outstanding under this facility was $0.4 million and $1.6 million, respectively, and is included in current liabilities held for sale on the consolidated balance sheets.
     See discussion of our non-prime warehouse facilities and waivers of certain covenants below in “Off-Balance Sheet Financing Arrangements.”
     We believe the sources of liquidity available to our mortgage operations are sufficient for its needs. Risks to the stability of these sources include, but are not limited to, adverse changes in the perception of the non-prime industry, adverse changes in the regulation of non-prime lending, changes in the rating criteria of non-prime lending by third-party rating agencies and, to a lesser degree, reduction in the availability of third parties who provide credit enhancement. Past performance of the securitizations will also impact the segment’s future participation in these markets. The off-balance sheet warehouse facilities used by the Trusts are subject to annual renewal, each at a different time during the year, and any of the above events could lead to difficulty in renewing the lines.
OFF-BALANCE SHEET FINANCING ARRANGEMENTS
We are party to various transactions with an off-balance sheet component, including loan commitments and QSPEs, or Trusts.
     We had commitments to fund mortgage loans of $2.4 billion and $4.0 billion at April 30, 2007 and 2006, respectively, which are subject to conditions and loan contract verification. There is no commitment on the part of the borrower to close on the mortgage loan at this stage of the lending process and external market forces impact the probability of these loan commitments being closed. Therefore, total commitments outstanding do not necessarily represent future cash requirements. If the loan commitments are exercised, they will be funded as described below.
     The Trusts reduce our capital investment in our non-prime mortgage operations. These arrangements are primarily used to sell mortgage loans, but a portion may also be used to sell servicing advances and finance residual interests. Additionally, these arrangements free up cash and short-term borrowing capacity, improve liquidity and flexibility, and reduce balance sheet risk, while providing stability and access to liquidity in the secondary market for mortgage loans.
     Substantially all non-prime mortgage loans we originate are sold daily to the Trusts. Loans totaling $1.5 billion and $7.8 billion were held by the Trusts as of April 30, 2007 and 2006, respectively, and were not recorded on our consolidated balance sheets. The Trusts purchase the loans from us using committed warehouse facilities, arranged by us, totaling $9.3 billion in the aggregate. These facilities are subject to various OOMC performance triggers, limits and financial covenants, including tangible net worth, income and leverage ratios and may be subject to margin calls. We hold an interest in the Trusts equal to the difference between the fair value of the assets and cash proceeds, adjusted for contractual advance rates, received from the Trusts. In addition to a margin call feature, loans sold to the Trust are subject to repurchase if certain criteria are not met, including loan default provisions. Unfavorable fluctuations in loan value are guaranteed up to 10% of the original fair value.
     These facilities also contain cross-default features in which a default in one facility would trigger a default under the other facilities as well. These various facilities bear interest at one-month LIBOR plus 50 to 400 basis points and expire on various dates during the year. In addition, some of the facilities provide for the payment of minimum usage fees. Additional uncommitted facilities of $2.0 billion bring total capacity to $11.3 billion at April 30, 2007.
     As of April 30, 2007, OOMC did not meet the “minimum net income” financial covenant contained in certain of its committed warehouse facilities. This covenant requires OOMC to maintain a cumulative minimum net income of at least $1 for the four consecutive fiscal quarters ended April 30, 2007. On April 27, 2007, OOMC obtained waivers of the minimum net income financial covenants from all of the warehouse facility providers. These waivers extend through various dates as discussed below. Two waivers are subject to OOMC having a specified amount of total warehouse capacity. If we do not obtain extensions of facilities and waivers that expire before July 31, 2007 or expand existing capacity, we would be in violation of this warehouse capacity requirement.
     OOMC will not meet this financial covenant at July 31, 2007. We have, however, obtained waivers from a sufficient number of warehouse providers to allow OOMC to continue to fund loans using its off-balance sheet financing facilities. At our current origination levels, we estimate we would only need waivers for between $3.0 billion and $4.0 billion of available capacity at any given time. However, the sale of OOMC is subject to various closing conditions, including that OOMC maintain at least $8.0 billion of total capacity in its warehouse facilities throughout the period to the closing date (of which at least $2.0 billion is to be in the form of unused capacity at the closing date).
     If OOMC cannot obtain extensions or the waivers, warehouse facility providers would have the right to terminate their future funding obligations under the applicable warehouse facilities, terminate OOMC’s right to service the loans remaining in the applicable warehouse or request funding of the 10% guarantee. This termination could adversely impact OOMC’s ability to fund new loans and our ability to complete the OOMC sales transaction. See Item 8, note 20 to our consolidated financial statements.
     Waivers of the minimum net income financial covenant obtained by OOMC on April 27, 2007 expire as follows:

(in 000s)
Expiration Date	Amount

July 30, 2007	$2,250,000
July 31, 2007	1,500,000
October 2, 2007	1,000,000
October 31, 2007	2,002,000
January 15, 2008	500,000
April 25, 2008	2,000,000
     During fiscal year 2007, we amended our warehouse facility with Citigroup Global Markets Realty Corp (Citigroup) to split OOMC’s existing warehouse financing arrangement with Citigroup into two separate warehouse facilities, one of which is an on-balance sheet facility with capacity of $500.0 million and the other an off-balance sheet facility. Loans totaling $52.7 million were held on the on-balance sheet line at April 30, 2007, with the related loans and liability reported in assets and liabilities held for sale.
     When we sell loans to the Trusts, we remove the mortgage loans from our balance sheet and record the gain or loss on the sale, cash proceeds, MSRs, repurchase reserves and a beneficial interest in Trusts, which represents our residual interest in the ultimate expected outcome from the disposition of the loans by the Trusts. Our beneficial interest in Trusts totaled $41.1 million and $188.0 million at April 30, 2007 and 2006, respectively.
     Subsequently, the Trusts, in response to the exercise of a put option by the third-party beneficial interest holders, either sell the loans directly to third-party investors or back to us to pool the loans for securitization. The decision of the beneficial interest holders to complete a loan sale or a securitization is dependent on market conditions.
     For fiscal year 2007, the final disposition of loans sold by the Trusts was 61% loan sales and 39% securitizations. For fiscal year 2006, the final disposition of loans sold by the Trusts was 77% loan sales and 23% securitizations. The higher percentage of loan sale transactions versus securitizations is due to more favorable pricing in the loan sale market and also results in cash being received earlier. Loans sold through whole loan transactions will generally include first payment to the investor provisions that, in the past, have not been included in securitization transactions. The overall value of the transaction is analyzed when determining the disposal strategy. The loan sale market has improved since April 30, 2007 and, as a result, we have committed to several whole loan sale transactions.
     If the Trusts sell the mortgage loans in a loan sale, we receive cash for our beneficial interest in Trusts, but continue to maintain repurchase reserves. In a securitization transaction, the Trusts transfer the loans and the corresponding right to receive all payments on the loans to our consolidated special purpose entity, after which we transfer our beneficial interest in Trusts and the loans to a securitization trust. The securitization trust meets the definition of a QSPE and is therefore not consolidated. The securitization trust issues bonds, which are supported by the cash flows from the pooled loans, to third-party investors. We retain an interest in the loans in the form of a trading residual interest and, therefore, usually assume the first risk of loss for credit losses in the loan pool. As the cash flows of the underlying loans and market conditions change, the value of our trading residual interests may also change, resulting in potential write-ups or impairment of these residual interests.
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
     At the settlement of each NIM transaction, we remove the trading residual interests sold from our consolidated balance sheet and record the cash received and the new residual interest retained. These new residual interests are classified as available-for-sale securities. AFS residual interests retained from NIM securitizations may also be sold in a subsequent securitization or sale transaction.
     In connection with the sale of mortgage loans, we provide certain representations and warranties allowing the purchaser the option of returning the purchased loans to us under certain conditions. We may recognize losses as a result of the repurchase of loans under these arrangements. We maintain reserves for the repurchase of loans based on historical trends. See Item 8, note 20 to our consolidated financial statements.
COMMERCIAL PAPER ISSUANCE
We participate in the U.S. and Canadian commercial paper (CP) markets to meet daily cash needs. CP is issued by BFC and Block Canada, wholly-owned subsidiaries of the Company. The following chart provides the debt ratings for BFC as of April 30, 2007:

	Short-term	Long-term	Outlook

Fitch	F1	A	Stable
Moody’s	P2	A3	Negative
S&P	A2	BBB+	Negative
DBRS	R-1 (low)	A	Stable
     The following chart provides the debt ratings for Block Canada as of April 30, 2007:

	Short-term	Long-term	Outlook

DBRS	R-1 (low)	A	Stable
     We use capital primarily to fund working capital requirements, pay dividends, repurchase our shares and acquire businesses. Commercial paper borrowings peaked at $2.0 billion in January 2007 related to working capital needs and funding of our participation interests in IMALs. As of April 30, 2007, outstanding CP totaled $1.0 billion. No CP was outstanding at April 30, 2006.
     U.S. CP issuances are supported by $2.0 billion in unsecured committed lines of credit (CLOCs), which mature in August 2010 and have an annual facility fee of eight and one-half basis points per annum. These lines are subject to various affirmative and negative covenants, including a minimum net worth covenant. In addition, the CLOCs require that we reduce the aggregate outstanding principal amount of short-term debt, as defined in the agreement, to $200.0 million or less for a minimum period of thirty consecutive days during the period from March 1 to June 30 of each year (the “Cleandown Requirement”). We obtained a waiver of the Cleandown Requirement for 2007. See Item 8, note 8 to the consolidated financial statements for additional information.
     We entered into a $3.0 billion line of credit agreement with HSBC Finance Corporation effective January 2, 2007 for use as a funding source for the purchase of RAL participations. This line was secured by our RAL participations. All borrowings on this facility were repaid as of April 30, 2007 and the facility is now closed.
     We entered into a $300.0 million committed line of credit agreement with BNP Paribas for the period January 2 through February 23, 2007 to cover our peak liquidity needs. Both the HSBC and BNP Paribas lines were subject to various covenants that were similar to our primary unsecured CLOCs. This facility expired in February 2007.
     These facilities were undrawn at April 30, 2007. There are no rating contingencies under the CLOCs.
     The Canadian issuances are supported by a credit facility provided by one bank in an amount not to exceed $225.0 million (Canadian). The Canadian CLOC is subject to annual renewal in November 2007. This CLOC was undrawn at April 30, 2007.
     We believe the CP market to be stable. Risks to the stability of our CP market participation would be a short-term rating downgrade, adverse changes in our financial performance, non-renewal or termination of the CLOCs, adverse publicity and operational risk. We believe if any of these events were to occur, the CLOCs, to the extent available, could be used for an orderly exit from the CP market, though at a higher cost to us. Additionally, we could turn to other sources of liquidity, including cash, debt issuance and asset sales or securitizations.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
A summary of our obligations to make future payments as of April 30, 2007 is as follows:

(in 000s)
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Commercial paper and other short-term borrowings	$1,567,082	$1,567,082	$—	$—	$—
Customer deposits	1,129,263	1,052,409	613	279	75,962
Debt	502,236	—	104,000	—	398,236
Media advertising purchase obligation	37,749	20,589	17,160	—	-
Acquisition payments	13,964	8,907	4,148	818	91
Retirement obligation assumed	12,861	2,177	4,463	4,037	2,184
Capital lease obligation	12,911	397	1,032	1,091	10,391
Operating leases	870,225	256,555	377,484	158,405	77,781

Total contractual cash obligations	$4,146,291	$2,908,116	$508,900	$164,630	$564,645

     Short-term borrowings are used to finance temporary liquidity needs and various financial activities. Our short-term borrowings at April 30, 2007 totaled $1.6 billion, and consisted of $1.0 billion in commercial paper, $500.0 million drawn on a new credit facility and $75.0 million in FHLB advances.
     In April 2007, we obtained a $500.0 million credit facility to provide funding for the $500.0 million of 8 1/2% Senior Notes which were due April 16, 2007. This facility matures on December 20, 2007.
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
     As of April 30, 2007, we had $850.0 million remaining under our shelf registration for additional debt issuances.
     On November 1, 2006 we entered into an agreement to purchase $57.2 million in media advertising between November 1, 2006 and June 30, 2009. During the current year, we purchased $19.4 million in advertising for our retail tax business, leaving a remaining commitment of $37.7 million at April 30, 2007.
     In connection with our acquisition of the non-attest assets of M&P in August 1999, we assumed certain retirement liabilities related to M&P’s partners. We make payments in varying amounts on a monthly basis, which are included in other noncurrent liabilities.
     Operating leases, although requiring future cash payments, are not included in our consolidated balance sheets.
     A summary of our commitments as of April 30, 2007, which may or may not require future payments, expire as follows:

(in 000s)
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Commitments to fund mortgage loans	$2,374,938	$2,374,938	$—	$—	$—
Franchise Equity Lines of Credit	79,628	25,553	31,316	22,489	270
Commitment to fund M&P	75,000	75,000	—	—	—
Pledged securities	47,048	47,048	—	—	—
Contingent acquisition payments	19,891	5,486	6,330	8,075	—
Other commercial commitments	5,653	1,724	3,447	482	—

Total commercial commitments	$2,602,158	$2,529,749	$41,093	$31,046	$270

     See discussion of commitments in Item 8, note 18 to our consolidated financial statements.
REGULATORY ENVIRONMENT
In March 2006, the OTS approved the federal savings bank charter of HRB Bank. HRB Bank commenced operations on May 1, 2006, at which time H&R Block, Inc. became a savings and loan holding company. As a savings and loan holding company, H&R Block, Inc. is subject to regulation by the OTS. Federal savings banks are subject to extensive regulation and examination by the OTS, their primary federal regulator, as well as the FDIC. In conjunction with H&R Block, Inc.’s application with the OTS for HRB Bank, we made commitments as part of our charter approval order (Master Commitment) which included, but were not limited to: (1) a three percent minimum ratio of adjusted tangible capital to adjusted total assets, as defined by the OTS; (2) maintain all

HRB Bank capital within HRB Bank in accordance with the submitted three-year business plan; and (3) follow federal regulations surrounding intercompany transactions and approvals. We fell below the three percent minimum ratio at April 30, 2007. Normal seasonal operating losses are also expected to cause us to be in non-compliance until the end of fiscal year 2008. We notified the OTS of our failure to meet this requirement, and of our expectations for fiscal year 2008. We submitted a preliminary revised capital plan to the OTS that provides for us to regain compliance with the three percent minimum capital requirement by April 30, 2008. The preliminary revised capital plan contemplates that we will meet the minimum capital requirement primarily through earnings generated by our normal business operations in fiscal year 2008. On May 29, 2007, the OTS issued a Supervisory Directive, in which the OTS granted approval of our preliminary revised capital plan. Included in the Supervisory Directive were additional conditions that we will be required to meet in addition to the Master Commitment. The significant additional conditions included in the Supervisory Directive are as follows: (1) requires HRB Bank to extend its compliance with a minimum 12.0% leverage ratio through fiscal year 2012; (2) requires H&R Block, Inc. to comply with the Master Commitment at all times, except as provided herein, and at no time may we have capital lower than projected in the preliminary revised capital plan for the period May 2007 through April 2009; (3) institutes reporting requirements to the OTS quarterly and monthly by the Board of Directors and management, respectively; and (4) requires HRB Bank’s Board of Directors to have an independent chairperson and at least the same number of outside directors as inside directors.
     We plan to submit our formal plan with approval from our Board of Directors to the OTS by July 31, 2007. The OTS is aware that the primary difference between our preliminary revised capital plan and the final plan to be submitted is the beginning capital levels as of April 30, 2007, as our fiscal year results were not final at the time the preliminary revised capital plan was submitted to the OTS, and they have indicated that the final plan submitted must meet the three percent requirement by April 30, 2008 to be approved. Failure to meet the conditions under our charter-approval order and the Supervisory Directive could result in the OTS taking further regulatory actions, such as a supervisory agreement, cease-and-desist orders and civil monetary penalties. At this time, the financial impact, if any, of additional regulatory actions cannot be determined. If we are not in a position to cure deficiencies, a resulting failure could impair our ability to repurchase shares of our common stock, acquire businesses and pay dividends.
     Achievement of the capital plan depends on future events and circumstances, the outcome of which cannot be assured. Nevertheless, at this time we believe that we will meet all of the OTS provisions agreed to by July 31, 2007. See additional discussion related to this requirement in Item 1A, under “Regulatory Environment – Banking.”
     All savings associations are subject to the capital adequacy guidelines and the regulatory framework for prompt corrective action. HRB Bank must meet specific capital guidelines that involve quantitative measures of HRB Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. HRB Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. See Item 8, note 17 to the consolidated financial statements for additional discussion of regulatory capital requirements and classifications.
     HRB Bank is an indirect wholly-owned subsidiary of H&R Block, Inc. and its customer deposits are insured by the FDIC. If an insured institution fails, claims for administrative expenses of the receiver and for deposits in U.S. branches (including claims of the FDIC as subrogee of the failed institution) have priority over the claims of general unsecured creditors. In addition, the FDIC has authority to require H&R Block, Inc. to reimburse it for losses it incurs in connection with the failure of HRB Bank or with the FDIC’s provision of assistance to a banking subsidiary that is in danger of failure.
     HRBFA is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers. HRBFA is required to maintain minimum net capital as defined under Rule 15c3-1 of the Securities Exchange Act of 1934 and complies with the alternative capital requirement, which requires HRBFA to maintain net capital equal to the greater of $1.0 million or 2% of the combined aggregate debit balances arising from customer transactions. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the greater of 5% of combined aggregate debit items or 120% of the minimum required net capital. At the end of fiscal year 2007, HRBFA’s net capital of $122.0 million, which was 27.8% of aggregate debit items, exceeded its minimum required net capital of $8.8 million by $113.2 million. During fiscal year 2007, HRBFA paid a dividend of $20.0 million to BFC, its direct corporate parent. HRBFA was in excess of the minimum net capital requirement during fiscal years 2007 and 2006. During fiscal year 2006, we contributed additional capital of $5.0 million to HRBFA.
     The U.S., various state, local, provincial and foreign governments and some self-regulatory organizations have enacted statutes and ordinances, and/or adopted rules and regulations, regulating aspects of our business. These aspects include, but are not limited to, commercial income tax return preparers, income tax courses, the electronic filing of income tax returns, the facilitation of RALs, loan originations and assistance in loan originations, mortgage lending, privacy, consumer protection, franchising, sales methods, brokers, broker-dealers and various aspects of securities transactions, financial planners, investment advisers, banking, accountants and the accounting practice. We seek to determine the applicability of such statutes, ordinances, rules and regulations (collectively, “Laws”) and comply with those Laws.
     From time to time in the ordinary course of business, we receive inquiries from governmental and self-regulatory agencies regarding the applicability of Laws to our services and products. In response to past inquiries, we have agreed to comply with such Laws, convinced the authorities that such Laws were not applicable or that compliance already exists, and/or modified our activities in the applicable jurisdiction to avoid the application of all or certain parts of such Laws. We believe that the past resolution of such inquiries and our ongoing compliance with Laws have not had a material adverse effect on our consolidated financial statements. We cannot predict what effect future Laws, changes in interpretations of existing Laws, or the results of future regulator inquiries with respect to the applicability of Laws may have on our consolidated financial statements. See additional discussion of legal matters in Item 3, “Legal Proceedings” and Item 8, note 19 to our consolidated financial statements.
STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
This section presents information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” The tables in this section include HRB Bank information only, which commenced operations during the current fiscal year and therefore, only one year of data is presented.
     DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL – The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates for fiscal year 2007:

(dollars in 000s)
	Average	Interest Income/	Average Yield/
	Balance	Expense	Cost

Interest-earning assets:
Loans, net	$746,387	$50,767	6.80%
Available-for-sale investment securities	24,405	1,389	5.69%
Federal funds sold	91,975	4,747	5.16%
FHLB stock	970	20	2.11%

	863,737	$56,923	6.59%

Noninterest-earning assets	24,583

Total HRB Bank assets	$888,320

Interest-bearing liabilities:
Customer deposits	$700,707	$32,128	4.59%
FHLB borrowing	16,055	832	5.18%

	716,762	$32,960	4.60%

Non-interest-bearing liabilities	6,007

Total liabilities	722,769
Total shareholders’ equity	165,551

Total liabilities and stockholders’ equity	$888,320

Net yield on interest-earning assets		$23,963	2.70%
     The maximum amount of FHLB advances outstanding during fiscal year 2007 was $179.0 million.

     INVESTMENT PORTFOLIO – The following table shows the cost basis, fair values, scheduled maturities, carrying values and current yields for HRB Bank’s investment portfolio at April 30, 2007:

(dollars in 000s)
			Less Than One Year		One to Five Years		After Five Years		Total
	Cost	Fair	Balance	Average	Balance	Average	Balance	Average	Balance	Average
	Basis	Value	Due	Yield	Due	Yield	Due	Yield	Due	Yield

Mortgage-backed securities	$35,122	$35,084	$—	—%	$—	—%	$35,122	5.65%	$35,122	5.65%
Federal funds sold	53,946	53,946	53,946	5.22%	—	—%	—	—%	53,946	5.22%
FHLB stock	9,091	9,091	—	—%	—	—%	9,091	4.25%	9,091	4.25%
Trust preferred securities	3,500	3,500	—	—%	—	—%	3,500	6.40%	3,500	6.40%

	$101,659	$101,621	$53,946		$—		$47,713		$101,659

     LOAN PORTFOLIO AND RELATED ALLOWANCE FOR CREDIT LOSSES – The following table shows the composition of HRB Bank’s mortgage loan portfolio as of April 30, 2007 and the related contractual maturities:

(in 000s)
		Maturity Dates
	Value as of	Within	One to	More than
	April 30, 2007	One Year	Five Years	Five Years

Residential real estate mortgages	$1,350,612	$—	$180	$1,350,432
Home equity lines of credit	280	—	—	280

	$1,350,892	$—	$180	$1,350,712

Fixed-rate loans	$311,516	$—	$180	$311,336
Adjustable-rate loans	1,039,376	—	—	1,039,376

	$1,350,892	$—	$180	$1,350,712

Non-accrual loans	$22,909
Loans past due 90 days or more	22,909
     A rollforward of HRB Bank’s allowance for loan loss is as follows:

(dollars in 000s)

Balance at beginning of period	$—
Provision	3,622
Recoveries	—
Charge-offs	(174)

Balance at end of period	$3,448

Ratio of net charge-offs to average loans outstanding during the year	0.02%
     DEPOSITS – The following table shows HRB Bank’s average deposit balances and the average rate paid on those deposits for fiscal year 2007:

(dollars in 000s)
	Average	Average
	Balance	Rate

Money market and savings	$509,915	5.46%
Interest-bearing checking accounts	75,077	4.96%
IRAs	10,534	5.05%
Certificates of deposit	578	5.06%

	596,104	5.39%
Noninterest-bearing deposits	104,603

	$700,707

      RATIOS – The following table shows certain of HRB Bank’s key ratios for fiscal year 2007:

Pretax return on assets	2.60%
Pretax return on equity	13.95%
Equity to assets ratio	11.59%
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

Discontinued Operations – Origination Margin		(dollars in 000s)
Year Ended April 30,	2007	2006	2005

Total expenses	$1,307,582	$981,137	$783,548
Add: Expenses netted against gain on sale revenues	171,374	387,911	378,304
Less:
Cost of services	380,186	351,676	253,461
Cost of acquisition	36,703	150,981	169,621
Allocated support departments	29,323	26,176	24,161
Impairment of assets	350,878	—	—
Other	113,126	63,149	21,633

Total cost of origination	$568,740	$777,066	$692,976

Divided by origination volume	$27,073,467	$40,779,763	$31,001,724
Cost of origination	2.10%	1.91%	2.23%

Banking Ratios	(dollars in 000s)
Year Ended April 30,	2007

Efficiency Ratio:
Total Consumer Financial Services expenses	$325,709
Less: Interest and non-banking expenses	309,498

Non-interest banking expenses	$16,211

Total Consumer Financial Services revenues	$388,090
Less: Non-banking revenues and interest expense	343,876

Banking revenue – net of interest expense	$44,214

37%
Net Interest Margin:
Net banking interest revenue	$23,963
Divided by average earning assets	$888,320

2.70%
Pretax Return on Average Assets:
Total Consumer Financial Services pretax income	$19,811
Less: Non-banking pretax loss	(3,275)

Pretax banking income	$23,086

Divided by average assets	$888,320

2.60%
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
GENERAL
INTEREST RATE RISK – We have a formal investment policy to help minimize the market risk exposure of our cash equivalents and AFS securities, which are primarily affected by credit quality and movements in interest rates. These guidelines focus on managing liquidity and preserving principal and earnings. Most of our interest rate-sensitive assets and liabilities are managed at the subsidiary level.
     Our cash equivalents are primarily held for liquidity purposes and are comprised of high quality, short-term investments, including qualified money market funds. As of April 30, 2007, our non-restricted cash and cash equivalents had an average maturity of less than three months with an average credit quality of AAA. With such a short maturity, our portfolio’s market value is relatively insensitive to interest rate changes. We hold investments in fixed-income securities at our captive insurance subsidiary. See the table below for sensitivities to changes in interest rates. See additional discussion of interest rate risk included below in Consumer Financial Services and Discontinued Operations.
     Our short-term borrowings at April 30, 2007 totaled $1.6 billion, and consisted of $1.0 billion in commercial paper, $500.0 million drawn on a new credit facility and $75.0 million in FHLB advances. For fiscal year 2007, the average issuance term of our commercial paper was 45 days and the average outstanding balance was $1.0 billion. As commercial paper and bank borrowings are generally seasonal, interest rate risk typically increases through our third fiscal quarter and declines to zero by fiscal year-end. However, at April 30, 2007, $1.0 billion in commercial paper was outstanding due to working capital needs, primarily due to operating losses in our mortgage operations. In April 2007, we obtained a $500.0 million credit facility to provide funding for the $500.0 million of 8 1/2% Senior Notes which were due April 16, 2007. The facility, which was fully drawn at closing, matures on December 20, 2007. While the market value of short-term borrowings is relatively insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. See Item 7, “Financial Condition” for additional information.
     Our long-term debt at April 30, 2007 consists primarily of fixed-rate Senior Notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings. See Item 8, note 10 to our consolidated financial statements.
     EQUITY PRICE RISK – We have exposure to the equity markets in several ways. The largest exposure, though relatively small, is through our deferred compensation plans. Within the deferred compensation plans we have mismatches in asset and liability amounts and investment choices (both fixed-income and equity). At April 30, 2007 and 2006, the impact of a 10% market value change in the combined equity assets held by our deferred compensation plans and other equity investments would be approximately $12.5 million and $11.6 million, respectively, assuming no offset for the liabilities.
TAX SERVICES
FOREIGN EXCHANGE RATE RISK – Our operations in international markets are exposed to movements in currency exchange rates. The currencies involved are the Canadian dollar and the Australian dollar. We translate revenues and expenses related to these operations at the average of exchange rates in effect during the period. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders’ equity. Translation of financial results into U.S. dollars does not presently materially affect, and has not historically materially affected, our consolidated financial results, although such changes do affect the year-to-year comparability of the operating results in U.S. dollars of our international businesses. We estimate a 10% change in foreign exchange rates by itself would impact consolidated pretax income in fiscal years 2007 and 2006 by approximately $2.5 million and $2.1 million, respectively, and cash balances at April 30, 2007 and 2006 by $5.9 million and $6.1 million, respectively.
CONSUMER FINANCIAL SERVICES
INTEREST RATE RISK – BANKING – At April 30, 2007, approximately 91% of HRB Bank’s total assets were residential mortgage loans, with 23% of these fixed-rate and 77% adjustable-rate. These loans are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages tend to exhibit lower prepayments. The opposite is true in a falling rate environment. When mortgage loans prepay, mortgage origination costs are written off. Depending on the timing of the prepayment, the write-offs of mortgage origination costs may result in lower than anticipated yields.
     At April 30, 2007, HRB Bank’s other investments consisted primarily of mortgage-backed securities and FHLB stock. See table below for sensitivity analysis of our mortgage-backed securities.
     HRB Bank’s liabilities consist primarily of transactional deposit relationships, such as prepaid debit card accounts and checking accounts. Other liabilities include money market accounts, certificates of deposit, and collateralized borrowings from the FHLB. Money market accounts re-price as interest rates change. Certificates of deposit re-price over time, depending on maturities. FHLB advances generally have fixed rates ranging from one day through multiple years.
     Under criteria published by the OTS, HRB Bank’s overall interest rate risk exposure at April 30, 2007 was characterized as “minimal.” We actively manage our interest rate risk positions. As interest rates change, we will adjust our strategy and mix of assets and liabilities to optimize our position.
     INTEREST RATE RISK – BROKER-DEALER – HRBFA holds interest bearing receivables from customers, brokers, dealers and clearing organizations, which consist primarily of amounts due on margin transactions and are generally short-term in nature. We fund these short-term assets with short-term variable rate liabilities from customers, brokers and dealers, including stock loan activity. Although there may be differences in the timing of the re-pricing related to these assets and liabilities, we believe we are not significantly exposed to interest rate risk in this area. As a result, any change in interest rates would not materially impact our consolidated earnings.
     Our fixed-income trading portfolio is affected by changes in market rates and prices. The risk is the loss of income arising from adverse changes in the value of the trading portfolio. We value the trading portfolio at quoted market prices and the market value of our trading portfolio at April 30, 2007 was approximately $11.0 million, net of $0.2 million in securities sold short. See table below for sensitivities to changes in interest rates. With respect to our fixed-income securities portfolio, we manage our market price risk exposure by limiting concentration risk, maintaining minimum credit quality and limiting inventory to anticipated retail demand and current market conditions.
DISCONTINUED OPERATIONS
INTEREST RATE RISK AND CREDIT SPREADS – NON-PRIME ORIGINATIONS – Interest rate changes and credit spreads impact the value of the loans underlying our beneficial interest in Trusts, on our balance sheet or in our origination pipeline, as well as residual interests in securitizations and MSRs.
     As a result of loan sales to the Trusts, we remove the mortgage loans from our balance sheet and record the gain or loss on sale, cash proceeds, MSRs, repurchase reserves and a beneficial interest in Trusts, which represents our residual interest in the ultimate expected outcome from the disposition of the loans by the Trusts. See Item 7, “Off-Balance Sheet Financing Arrangements.” At April 30, 2007, there were $1.5 billion of loans held in the Trusts and the value of our beneficial interest in Trusts was $41.1 million. At April 30, 2007, we had $222.8 million of mortgage loans held for sale on our balance sheet. Approximately half of these loans were repurchased from whole loan investors or the Trusts. Changes in interest rates and other market factors including credit spreads may result in a change in value of our beneficial interest in Trusts and mortgage loans held for sale.
     We are impacted by changes in the market impacting loan sale prices including interest rates, credit spreads and other factors. We are exposed to interest rate risk and credit spreads associated with commitments to fund approved loan applications of $2.4 billion, subject to conditions and loan contract verification. In addition, we have interest rate risk related to $169.9 million in new loan applications which have not yet been approved, and $425.0 million of applications which we expect to receive prior to our next anticipated change in rates charged to borrowers. Of these amounts, we estimate only $1.6 billion will likely be originated.
     We use forward loan sale commitments, interest rate swaps and put options on Eurodollar futures to reduce our interest rate risk associated with our commitment to fund non-prime loans. In addition, forward loan sale commitments reduce our exposure to credit spreads. Changes in credit spread are derived from investor demand and competition for available funds. Investor demand can be impacted by sector performance and loan collateral performance. Sector performance factors include the stability of the industry and individual competitors. Uncertainty regarding the ability of the industry as a whole to meet repurchase obligations could impact credit spread demands by investors. Loan collateral performance or anticipated performance can be driven by actual performance of the collateral or by market-related factors impacting the industry as a whole. Interest rate risk is managed through the use of forward loan sale commitments, interest rate swaps and put options on Eurodollar futures. Credit spread risk can be reduced using forward loan sale commitments. However, locking into these commitments eliminates the potential for price adjustments.
     Forward loan sale commitments represent our obligation to sell a non-prime loan at a specific price in the future and increase in value as rates rise and decrease as rates fall. The Trusts may fulfill these obligations in response to the exercise of a put option by the third-party beneficial interest holders. At April 30, 2007, we had no forward loan sale commitments. Forward loan sale commitments lock in the execution price on the loans that will be ultimately delivered into a loan sale.
     Interest rate swaps represent an agreement to exchange interest rate payments, whereby we pay a fixed rate and receive a floating rate. Put options on Eurodollar futures represent the right to sell a Eurodollar futures contract at a specified price in the future. These swap and put option contracts increase in value as rates rise and decrease in value as rates fall. At April 30, 2007, the interest rate swaps and put options provided interest risk coverage of $3.1 billion. At April 30, 2007, we recorded $10.8 million in assets and $37.1 million in liabilities on our balance sheet related to changes in fair value of interest rate swaps and put options, respectively.
     See table below for sensitivities to changes in interest rates.
     INTEREST RATE RISK – PRIME ORIGINATIONS – At April 30, 2007, we had commitments to fund prime mortgage loans totaling $66.4 million. We regularly enter into rate-lock commitments with our customers to fund prime mortgage loans within specified periods of time. The fair value of rate-lock commitments is calculated based on the current market pricing of short sales of FNMA, FHLMC and GNMA mortgage-backed securities and the coupon rates of the eligible loans. At April 30, 2007, we recorded a liability with a fair value of $1.0 million related to rate-lock commitments.
     We sell short FNMA, FHLMC and GNMA mortgage-backed securities to reduce the risk related to our prime commitments to fund fixed-rate prime loans. The position on certain, or all, of the fixed-rate mortgage loans is closed approximately 10-15 days prior to standard Public Securities Association (PSA)

settlement dates. At April 30, 2007 we recorded an asset of $0.1 million related to these instruments.
     To finance our prime originations, we use a warehouse facility with capacity up to $25.0 million, which bears interest at one-month LIBOR plus 140 to 200 basis points. As of April 30, 2007, the balance outstanding under this facility was $0.4 million.
     RESIDUAL INTERESTS – Relative to modeled assumptions, an increase or decrease in interest rates would impact the value of our residual interests and could affect accretion income related to our residual interests. Residual interests bear the interest rate risk embedded within the securitization due to an initial fixed-rate period on the loans versus a floating-rate funding cost. Residual interests also bear the ongoing risk that the floating interest rate earned after the fixed period on the mortgage loans is different from the floating interest rate on the bonds sold in the securitization.
     We enter into interest rate caps and swaps to mitigate interest rate risk associated with mortgage loans that will be securitized and residual interests that are classified as trading securities because they will be sold in a subsequent NIM transaction. The caps and swaps enhance the marketability of the securitization and NIM transactions. An interest rate cap represents a right to receive cash if interest rates rise above a contractual strike rate, its value therefore increases as interest rates rise. The interest rate used in our interest rate caps and the floating rate used in swaps are based on LIBOR. At April 30, 2007 we had no assets or liabilities recorded related to interest rate caps.
     See table below for sensitivities to changes in interest rates for residual interests and swaps. See Item 8, note 20 to the consolidated financial statements for additional analysis of interest rate risk and other financial risks impacting residual interests.
     It is our policy to use derivative instruments only for the purpose of offsetting or reducing the risk of loss associated with a defined or quantified exposure.
     MORTGAGE SERVICING RIGHTS – Declining interest rates may cause increased refinancing activity, which reduces the life of the loans underlying the residual interests and MSRs, thereby generally reducing their fair value. The fair value of MSRs generally increases in a rising rate environment, although MSRs are recorded at the lower of cost or market value. Reductions in the fair value of these assets impact earnings through impairment charges based on individual risk stratas. See Item 7, “Critical Accounting Policies” and Item 8, note 20 to our consolidated financial statements for further sensitivity analysis of other MSR valuation assumptions.
     The sensitivities of certain financial instruments to changes in interest rates as of April 30, 2007 and 2006 are presented below. The following table represents hypothetical instantaneous and sustained parallel shifts in interest rates and should not be relied on as an indicator of future expected results.

(in 000s)
	Carrying Value at	Basis Point Change
	April 30, 2007	-300	-200	-100	+100	+200	+300

Mortgage loans held for investment	$1,358,222	$39,634	$32,444	$22,129	$(29,013)	$(60,262)	$(98,526)
Mortgage loans held for sale	222,810	13,414	8,883	4,399	(4,277)	(8,207)	(10,977)
Residual interests in securitizations – AFS	90,283	4,460	434	(516)	1,488	2,248	681
Residual interests in securitizations – trading	72,691	(5,572)	(3,697)	(1,759)	1,277	1,865	1,676
Beneficial interest in Trusts – trading	41,057	61,977	39,922	18,411	(16,898)	(32,325)	(49,512)
Mortgage-backed securities	35,084	(45)	(62)	(35)	(5)	(829)	(2,303)
Fixed-income – trading (net)	10,924	3,003	1,763	871	(805)	(1,522)	(2,129)
Interest rate swaps	10,774	(169,120)	(111,369)	(55,007)	53,688	106,090	157,240
Investments at captive insurance subsidiary	9,568	1,328	859	417	(394)	(766)	(1,118)
Put options on Eurodollar futures	1,212	(1,212)	(1,211)	(1,136)	5,015	13,283	21,989

	Carrying Value at	Basis Point Change
	April 30, 2006	-300	-200	-100	+100	+200	+300

Mortgage loans held for investment	$407,538	$16,285	$10,885	$5,485	$(5,301)	$(9,592)	$(15,020)
Mortgage loans held for sale	236,399	9,253	6,113	3,057	(3,146)	(6,356)	(8,866)
Beneficial interest in Trusts – trading	188,014	298,013	199,029	100,039	(103,365)	(189,389)	(270,970)
Residual interests in securitizations – AFS	159,058	32,692	13,543	4,795	(8,798)	(17,931)	(21,232)
Fixed-income – trading (net)	15,609	4,323	2,617	1,174	(1,359)	(2,368)	(3,274)
Interest rate swaps	8,831	(523,639)	(344,606)	(170,090)	165,791	327,397	484,929
Investments at captive insurance subsidiary	8,508	1,260	814	395	(372)	(723)	(1,054)
Put options on Eurodollar futures	3,282	(3,282)	(3,273)	(2,935)	12,389	28,256	44,673
Forward loan sale commitments	1,961	(158,345)	(105,563)	(52,782)	52,782	105,563	158,345

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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING –
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of April 30, 2007.
     Based on our assessment, management concluded that, as of April 30, 2007, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO. The Company’s external auditors, KPMG LLP, an independent registered public accounting firm, have issued an audit report on our assessment of the Company’s internal control over financial reporting

Mark A. Ernst	William L. Trubeck
Chairman of the Board, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –
The Board of Directors and Stockholders of H&R Block, Inc.:
     We have audited the accompanying consolidated balance sheets of H&R Block, Inc. and its subsidiaries (the Company) as of April 30, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H&R Block, Inc. and its subsidiaries as of April 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2007, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 29, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Kansas City, Missouri
June 29, 2007
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –
The Board of Directors and Stockholders of H&R Block, Inc.:
     We have audited management’s assessment, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting” ( Item 9A(b)), that H&R Block, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that H&R Block, Inc. and subsidiaries maintained effective internal control over financial reporting as of April 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, H&R Block, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of H&R Block, Inc. and subsidiaries as of April 30, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2007, and our report dated June 29, 2007 expressed an unqualified opinion on those consolidated financial statements.

Kansas City, Missouri
June 29, 2007

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME –

(in 000s, except per share amounts)
Year Ended April 30,	2007	2006	2005
| | |
REVENUES –
Service revenues	$3,356,418	$3,013,005	$2,620,066
Other revenues:
Product and other revenues	529,835	492,245	476,969
Interest income	135,021	69,503	49,334

	4,021,274	3,574,753	3,146,369

OPERATING EXPENSES –
Cost of services	2,326,196	2,068,795	1,800,324
Cost of other revenues	182,262	77,253	90,747
Selling, general and administrative	852,954	891,691	693,147

	3,361,412	3,037,739	2,584,218

Operating income	659,862	537,014	562,151
Non-operating interest expense	(46,920)	(49,059)	(62,367)
Other income, net	22,856	22,527	27,829

Income from continuing operations before income taxes	635,798	510,482	527,613
Income taxes	261,461	212,941	207,864

Net income from continuing operations	374,337	297,541	319,749

Net income (loss) from discontinued operations (including impairment of assets held for sale of $350,878 in 2007), net of tax	(807,990)	192,867	304,161

NET INCOME (LOSS)	$(433,653)	$490,408	$623,910

BASIC EARNINGS PER SHARE –
Net income from continuing operations	$1.16	$0.91	$0.96
Net income (loss) from discontinued operations	(2.50)	0.58	0.92

Net income (loss)	$(1.34)	$1.49	$1.88

DILUTED EARNINGS PER SHARE –
Net income from continuing operations	$1.15	$0.89	$0.95
Net income (loss) from discontinued operations	(2.48)	0.58	0.90

Net income (loss)	$(1.33)	$1.47	$1.85

COMPREHENSIVE INCOME (LOSS) –
Net income (loss)	$(433,653)	$490,408	$623,910
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding gains (losses) arising during the period, net of taxes of $(5,072), $13,585 and $36,670	(8,151)	22,059	59,409
Reclassification adjustment for gains included in income, net of taxes of $11,120, $40,846 and $40,661	(18,001)	(66,188)	(65,848)
Change in foreign currency translation adjustments	2,884	(2,641)	8,946

	$(456,921)	$443,638	$626,417

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS –

(in 000s, except share and per share amounts)
April 30,	2007	2006

ASSETS
CURRENT ASSETS –
Cash and cash equivalents	$921,838	$673,827
Cash and cash equivalents – restricted	332,646	385,439
Receivables from customers, brokers, dealers and clearing organizations, less allowance for doubtful accounts of $2,292 and $1,783	410,522	496,577
Receivables, less allowance for doubtful accounts of $99,259 and $64,433	556,255	475,296
Prepaid expenses and other current assets	208,564	152,468
Current assets of discontinued operations, held for sale	1,024,467	604,829

Total current assets	3,454,292	2,788,436

Mortgage loans held for investment, less allowance for loan losses of $3,448	1,358,222	—
Property and equipment, at cost less accumulated depreciation and amortization of $647,151 and $622,693	379,066	343,706
Intangible assets, net	181,413	210,325
Goodwill	993,919	941,324
Other assets	410,089	367,920
Noncurrent assets of discontinued operations, held for sale	722,492	1,337,424

Total assets	$7,499,493	$5,989,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES –
Commercial paper and other short-term borrowings	$1,567,082	$—
Customer banking deposits	1,129,263	—
Accounts payable to customers, brokers and dealers	633,189	781,303
Accounts payable, accrued expenses and other current liabilities	519,372	610,029
Accrued salaries, wages and payroll taxes	307,854	269,151
Accrued income taxes	394,915	505,690
Current portion of long-term debt	9,304	506,992
Current liabilities of discontinued operations, held for sale	615,373	220,271

Total current liabilities	5,176,352	2,893,436

Long-term debt	519,807	417,262
Other noncurrent liabilities	388,835	530,638

Total liabilities	6,084,994	3,841,336

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY –
Common stock, no par, stated value $0.01 per share, 800,000,000 shares authorized, 435,890,796 shares issued at April 30, 2007 and 2006	4,359	4,359
Convertible preferred stock, no par, stated value $0.01 per share, 500,000 shares authorized	—	—
Additional paid-in capital	676,766	653,053
Accumulated other comprehensive income (loss)	(1,320)	21,948
Retained earnings	2,886,440	3,492,059
Less treasury shares, at cost	(2,151,746)	(2,023,620)

Total stockholders’ equity	1,414,499	2,147,799

Total liabilities and stockholders’ equity	$7,499,493	$5,989,135

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS –

		(in 000s)
Year Ended April 30,	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES –
Net income (loss)	$(433,653)	$490,408	$623,910
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	150,215	148,321	149,936
Provision for bad debt	66,697	39,594	52,159
Provision for deferred taxes	(45,381)	(86,652)	(60,554)
Stock-based compensation	41,338	47,182	36,853
Excess tax benefits from stock-based compensation	(3,236)	—	—
Changes in assets and liabilities of discontinued operations	72,696	(250,051)	(246,329)
Changes in assets and liabilities, net of acquisitions:
Cash and cash equivalents – restricted	52,793	107,709	51,639
Receivables from customers, brokers, dealers and clearing organizations	83,424	88,954	33,892
Receivables	(74,288)	(128,649)	(110,992)
Prepaid expenses and other current assets	(1,264)	174	(14,931)
Accounts payable to customers, brokers, dealers and clearing organizations	(148,114)	(169,381)	(115,109)
Accounts payable, accrued expenses and other current liabilities	(72,536)	99,756	37,578
Accrued salaries, wages and payroll taxes	38,704	(8,176)	38,891
Accrued income taxes	(275,337)	101,093	(20,281)
Other noncurrent liabilities	25,670	126,288	26,527
Other, net	(62,452)	(12,428)	31,208

Net cash provided by (used in) operating activities	(584,724)	594,142	514,397

CASH FLOWS FROM INVESTING ACTIVITIES –
Available-for-sale securities:
Purchases of available-for-sale securities	(54,375)	(9,216)	(10,175)
Sales of and payments received on other available-for-sale securities	5,983	11,218	9,752
Mortgage loans originated/acquired and held for investment, net	(954,281)	—	—
Purchases of property and equipment, net	(161,091)	(193,277)	(148,041)
Payments made for business acquisitions, net of cash acquired	(57,554)	(210,142)	(23,254)
Net cash provided by (used in) investing activities of discontinued operations	15,362	(324,095)	95,778
Other, net	47,580	37,007	17,530

Net cash used in investing activities	(1,158,376)	(688,505)	(58,410)

CASH FLOWS FROM FINANCING ACTIVITIES –
Repayments of commercial paper and other short-term borrowings	(8,264,561)	(6,423,881)	(5,191,623)
Proceeds from issuance of commercial paper and other short-term borrowings	9,256,643	6,423,881	5,191,623
Repayments of lines of credit borrowings	(6,010,432)	(625,000)	(750,000)
Proceeds from issuance of lines of credit borrowings	6,689,432	625,000	750,000
Repayments of Senior Notes	(500,000)	—	(250,000)
Proceeds from issuance of Senior Notes	—	—	395,221
Payments on acquisition debt	(9,510)	(26,819)	(25,664)
Customer banking deposits	1,129,263	—	—
Dividends paid	(171,966)	(160,031)	(142,988)
Acquisition of treasury shares	(188,802)	(260,312)	(530,022)
Excess tax benefits from stock-based compensation	3,236	—	—
Proceeds from exercise of stock options	25,703	98,481	129,324
Net cash provided by (used in) financing activities of discontinued operations	52,421	—	(15,126)
Other, net	(20,316)	45,645	11,340

Net cash provided by (used in) financing activities	1,991,111	(303,036)	(427,915)

Net increase (decrease) in cash and cash equivalents	248,011	(397,399)	28,072
Cash and cash equivalents at beginning of the year	673,827	1,071,226	1,043,154

Cash and cash equivalents at end of the year	$921,838	$673,827	$1,071,226

SUPPLEMENTARY CASH FLOW DATA–
Income taxes paid	$405,445	$270,540	$437,427
Interest paid on borrowings	151,436	102,317	82,535
Interest paid on deposits	27,475	—	—
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY –

(in 000s, except per share amounts)
			Convertible			Accumulated
			Preferred		Additional	Other
	Common Stock		Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity

Balances at April 30, 2004	435,891	$4,359	—	$—	$542,885	$66,211	$2,680,760	(89,698)	$(1,489,556)	$1,804,659
Net income	—	—	—	—	—	—	623,910	—	—	623,910
Unrealized translation gain	—	—	—	—	—	8,946	—	—	—	8,946
Change in net unrealized gain on available-for-sale securities	—	—	—	—	—	(6,439)	—	—	—	(6,439)
Stock-based compensation	—	—	—	—	44,139	—	—	—	—	44,139
Shares issued for:
Option exercises	—	—	—	—	15,892	—	—	6,959	124,263	140,155
Nonvested shares	—	—	—	—	(5,718)	—	—	352	6,098	380
ESPP	—	—	—	—	1,190	—	—	301	5,338	6,528
Acquisition of treasury shares	—	—	—	—	—	—	—	(22,564)	(530,022)	(530,022)
Cash dividends paid – $0.43 per share	—	—	—	—	—	—	(142,988)	—	—	(142,988)

Balances at April 30, 2005	435,891	4,359	—	—	598,388	68,718	3,161,682	(104,650)	(1,883,879)	1,949,268
Net income	—	—	—	—	—	—	490,408	—	—	490,408
Unrealized translation loss	—	—	—	—	—	(2,641)	—	—	—	(2,641)
Change in net unrealized gain on available-for-sale securities	—	—	—	—	—	(44,129)	—	—	—	(44,129)
Stock-based compensation	—	—	—	—	57,020	—	—	—	—	57,020
Shares issued for:
Option exercises	—	—	—	—	5,831	—	—	5,492	102,068	107,899
Nonvested shares	—	—	—	—	(9,649)	—	—	616	11,160	1,511
ESPP	—	—	—	—	1,463	—	—	398	7,343	8,806
Acquisition of treasury shares	—	—	—	—	—	—	—	(9,234)	(260,312)	(260,312)
Cash dividends paid – $0.49 per share	—	—	—	—	—	—	(160,031)	—	—	(160,031)

Balances at April 30, 2006	435,891	4,359	—	—	653,053	21,948	3,492,059	(107,378)	(2,023,620)	2,147,799
Net loss	—	—	—	—	—	—	(433,653)	—	—	(433,653)
Unrealized translation gain	—	—	—	—	—	2,884	—	—	—	2,884
Change in net unrealized gain on available-for-sale securities	—	—	—	—	—	(26,152)	—	—	—	(26,152)
Stock-based compensation	—	—	—	—	50,495	—	—	—	—	50,495
Shares issued for:
Option exercises	—	—	—	—	(7,219)	—	—	1,638	31,246	24,027
Nonvested shares	—	—	—	—	(20,619)	—	—	1,053	20,067	(552)
ESPP	—	—	—	—	1,002	—	—	470	8,967	9,969
Acquisitions	—	—	—	—	54	—	—	21	396	450
Acquisition of treasury shares	—	—	—	—	—	—	—	(8,476)	(188,802)	(188,802)
Cash dividends paid – $0.53 per share	—	—	—	—	—	—	(171,966)	—	—	(171,966)

Balances at April 30, 2007	435,891	$4,359	—	$—	$676,766	$(1,320)	$2,886,440	(112,672)	$(2,151,746)	$1,414,499

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS – Our operating subsidiaries provide a variety of financial services to the general public, principally in the U.S. Specifically, we offer tax return preparation; accounting, tax and consulting services to business clients; investment services through a registered broker-dealer; traditional consumer banking services; tax preparation and related software; and refund anticipation loans offered by a third-party lending institution. Tax preparation services are also provided in Canada and Australia. Our discontinued operations are primarily engaged in the origination, sale and servicing of non-prime and prime mortgage loans.
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
     In March 2006, the Office of Thrift Supervision (OTS) approved the charter of H&R Block Bank (HRB Bank). HRB Bank commenced operations on May 1, 2006 as a wholly-owned subsidiary, at which time we realigned certain segments of our business to reflect a new management reporting structure. The previously reported Investment Services segment and HRB Bank have been combined in the Consumer Financial Services segment.
     On November 6, 2006, we announced we would evaluate strategic alternatives for Option One Mortgage Corporation (OOMC), a wholly-owned subsidiary, including a possible sale or other transaction through the public markets. On April 19, 2007, we entered into an agreement to sell OOMC. In conjunction with this plan, we also announced we would terminate the operations of H&R Block Mortgage Corporation (HRBMC), a wholly-owned subsidiary of OOMC. Additionally, during fiscal year 2007, we committed to a plan to sell and/or completed the wind-down of three smaller lines of business previously reported in our Business Services segment, as well as our tax operations in the United Kingdom previously reported in Tax Services. During fiscal year 2007, we met the criteria requiring us to present the related financial results of these businesses as discontinued operations and the assets and liabilities of all of the businesses being sold as held-for-sale in the consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations. For purposes of segment reporting, financial data for discontinued businesses is no longer reflected in the previously applicable reportable segment. See note 20 for additional information.
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
     CASH AND CASH EQUIVALENTS – Cash and cash equivalents include cash on hand, cash due from banks, securities purchased under agreements to resell and federal funds sold. For purposes of the consolidated balance sheets and consolidated statements of cash flows, all non-restricted highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Book overdrafts included in accounts payable totaled $101.1 million and $128.7 million at April 30, 2007 and 2006, respectively.
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
     CASH AND CASH EQUIVALENTS – RESTRICTED – Cash and cash equivalents – restricted consists primarily of cash and securities purchased under agreements to resell which has been segregated in a special reserve account for the exclusive benefit of customers pursuant to federal regulations under Rule 15c3-3 of the Securities Exchange Act of 1934.
     MARKETABLE SECURITIES – TRADING – Certain marketable debt securities held by our broker-dealer are classified as trading and carried at market value based on quoted prices, with changes in market value recorded in the consolidated income statements. These securities are included in prepaid expenses and other current assets on the consolidated balance sheets.

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
     MARKETABLE SECURITIES – AVAILABLE-FOR-SALE – Certain marketable securities we hold are classified as available-for-sale (AFS), and are reported at their fair value. Unrealized gains and losses are calculated using the specific identification method, and reported, net of applicable taxes, as a component of accumulated other comprehensive income. Realized gains and losses on the sale of these securities are determined using the specific identification method. These securities are included in other assets on the consolidated balance sheets.
     We monitor our AFS investment portfolio for impairment and consider many factors in determining whether the impairment is deemed to be other-than-temporary. These factors include, but are not limited to, the length of time the security has had a market value less than the cost basis, the severity of the loss, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings.
     For investments in mortgage-backed securities, amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments where applicable. We update our estimates of expected cash flows periodically and recognize changes in calculated effective yield as appropriate.
     Our investment in the stock of the Federal Home Loan Bank (FHLB) is carried at cost as they are restricted securities which are required to be maintained by HRB Bank for regulatory purposes and borrowing availability. The cost of the stock represents its redemption value as there is no ready market value.
     MORTGAGE LOANS HELD FOR INVESTMENT – Mortgage loans held for investment represent loans originated or acquired with the ability and intent to hold for the foreseeable future or to maturity. Loans held for investment are carried at amortized cost adjusted for charge-offs, net allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income over the lives of the related loans. Unearned income, premiums and discounts on purchased loans are amortized or accreted into income over the estimated life of the loan using methods that approximate the interest method based on assumptions regarding the loan portfolio, including prepayments adjusted to reflect actual experience.
     We classify loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. Interest previously accrued, but not collected, is reversed against current interest income when a loan is placed on nonaccrual status and is considered nonperforming. Accretion of deferred fees is discontinued for nonperforming loans. Payments received on nonperforming loans are recognized as interest income when the loan is considered collectible and applied to principal when it is doubtful that full payment will be collected. Loans are not placed back on accrual status until collection of principal and interest is reasonably assured as a result of the borrower bringing the loans into compliance with the contractual terms of the loan. Prior to restoring a loan to accrual status, management considers a borrower’s prospects for continuing future contractual payments.
     We record an allowance representing our estimate of credit losses inherent in the loan portfolio at the balance sheet date. Loan recoveries and the provision for credit losses increase the allowance, while loan charge-offs decrease the allowance. A current assessment of value is made no later than 180 days past due, and any loan balance in excess of the value less costs to sell the property is charged off.

     The majority of our estimated credit loss is evaluated for mortgage loans on a pooled basis. We stratify the loan portfolio based on our view of risk associated with various elements of the pool and assign estimated loss rates based on those risks. Loss rates are based on historical experience, our assessment of economic and market conditions and loss rates of comparable financial institutions. This evaluation is inherently subjective as it requires estimates susceptible to significant revisions as more information becomes available. We consider a loan to be impaired when management believes it is probable that we will be unable to collect all principal and interest due according to the contractual terms of the note. Generally, loans 90 days past due are considered impaired, at which time the individual loan will be reviewed and a reserve for loss will be recorded based on the fair value of the underlying collateral.
     Real estate owned represents foreclosed assets held for sale and is initially recorded at the lower of cost or fair value less estimated disposal costs. Adjustments for estimated losses are charged to operations when any decline reduces the fair value to less than the carrying value. At April 30, 2007, real estate owned totaled $1.9 million.
     Of the $1.4 billion in loans held for investment, $342.9 million of these were purchased from third-parties, with the remainder acquired by HRB Bank from OOMC and HRBMC.
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
     We capitalized interest costs during construction of our new corporate headquarters facility for qualified expenditures based upon interest rates in place during the construction period. Capitalized interest costs will be amortized over lives which are consistent with the constructed assets.
     Substantially all of the operations of our subsidiaries are conducted in leased premises. For all lease agreements, including those with escalating rent payments or rent holidays, we recognize rent expense on a straight-line basis.
     INTANGIBLE ASSETS AND GOODWILL – We test goodwill and other indefinite life intangible assets for impairment annually or more frequently, whenever events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value. We have defined our reporting units as our operating segments or one level below. The first step of the impairment test is to compare the estimated fair value of the reporting unit to its carrying value. If the carrying value is less than fair value, no impairment exists. If the carrying value is greater than fair value, a second step is performed to determine the fair value of goodwill and the amount of impairment loss, if any. These tests, conducted as of February 1, were completed and no indications of goodwill impairment in our continuing operations were found during fiscal year 2007, 2006 or 2005. In fiscal year 2007, we recorded $154.9 million in goodwill impairments related to the sale or wind-down of our discontinued operations.
     In addition, long-lived assets, including intangible assets with finite lives, are assessed for impairment whenever events or circumstances indicate the carrying value may not be fully recoverable by comparing the carrying value to future undiscounted cash flows. To the extent there is impairment, an analysis is performed based on several criteria, including, but not limited to, revenue trends, discounted operating cash flows and other operating factors to determine the impairment amount. No material impairment adjustments to other intangible assets or other long-lived assets of continuing operations were made during the three-year period ended April 30, 2007. The weighted-average life of intangible assets with finite lives is nine years. Intangible assets are typically amortized over the estimated useful life of the assets using the straight-line method.
      ASSETS OF DISCONTINUED OPERATIONS, HELD FOR SALE –
MORTGAGE LOANS HELD FOR SALE. Mortgage loans held for sale are either loans originated but not yet sold or loans repurchased from qualifying special purpose entities (Trusts) or investors and pending resale. Loans held for sale are carried at the lower of amortized cost or fair value. We determine the fair value of loans based primarily on estimated market prices considering underlying loan defects, if any. Our estimates may vary depending on the creditworthiness of the borrower and economic factors such as home price appreciation and interest rates. These loans are included in current assets held-for-sale on the consolidated balance sheets.
     RESIDUAL INTERESTS IN SECURITIZATIONS. Certain residual interests in securitizations of mortgage loans are classified as trading based on management’s intentions, carried at fair value based on discounted cash flow models and changes in fair value recorded in the consolidated income statements. These securities are included in current assets held-for-sale on the consolidated balance sheets.

     Residual interests classified as AFS securities are carried at fair value based on discounted cash flow models with unrealized gains included in other comprehensive income. The residual interests are accreted over the estimated life of the securitization structure. If the carrying value exceeds fair value, the residual is written down to fair value with the realized loss, net of any unrealized gain previously recorded in other comprehensive income, included in gains on sales of mortgage assets in the consolidated income statements. These securities are included in noncurrent assets held-for-sale on the consolidated balance sheets.
     We estimate future cash flows from these residuals and value them using assumptions we believe to be consistent with those of unaffiliated third-party purchasers. We estimate the fair value of residuals by computing the present value of the excess of the weighted-average interest rate on the loans sold plus estimated collections of prepayment penalty fee income over the sum of (1) the coupon on the securitization bonds, (2) a contractual servicing fee paid to the servicer of the loans, which is usually OOMC, (3) expected losses to be incurred on the portfolio of the loans sold, as projected to occur, over the lives of the loans, (4) fees payable to the trustee and insurer, if applicable, and (5) payments made to investors on net interest margin (NIM) bonds, if applicable. The residual valuation takes into consideration the current and expected interest rate environment. Prepayment and loss assumptions used in estimating the cash flows are based on evaluation of the historical experience of the servicing portfolio, the characteristics of the applicable loan portfolio, as well as also taking into consideration the current and expected economic and interest rate environment and its expected impact. The estimated cash flows are discounted at an interest rate we believe an unaffiliated third-party purchaser would require as a rate of return on a financial instrument with a similar risk profile. We evaluate, and adjust if necessary, the fair values of residual interests quarterly by updating the actual performance and expected assumptions in the discounted cash flow models based on current information and events and by estimating, or validating with third-party experts, if necessary, what a market participant would use in determining the current fair value. To the extent that actual excess cash flows are different from estimated excess cash flows, the fair value of the residual would increase or decrease.
     BENEFICIAL INTEREST IN TRUSTS – TRADING. The beneficial interest in Trusts is recorded as a result of daily non-prime loan sales to Trusts. We hold an interest in the Trusts equal to the difference between the fair value of the assets and the cash proceeds, adjusted for contractual advance rates, received from the Trusts. The beneficial interest is classified as a trading security, based on management’s intentions, is carried at fair value with changes in fair value recorded in the consolidated income statements. Fair value is calculated as the present value of estimated future cash flows, limited by the ultimate expected outcome from the disposition of the loans by the Trusts. These assets are included in noncurrent assets held-for-sale on the consolidated balance sheets.
     MORTGAGE SERVICING RIGHTS. Mortgage servicing rights (MSRs) retained in the sale of mortgage loans are recorded at allocated carrying amounts based on relative fair values at the time of the sale. The MSRs are carried at the lower of cost or fair value. Fair values of MSRs are determined based on the present value of estimated future cash flows related to servicing loans. Assumptions used in estimating the value of MSRs include market discount rates and anticipated prepayment speeds including default, estimated ancillary fee income, estimated third-party servicing costs and other economic factors. The prepayment speeds are estimated using our historical experience and third-party market sources. The MSRs are amortized to earnings in proportion to, and over the period of, estimated net future servicing income. MSRs are reviewed quarterly for potential impairment. Impairment is assessed based on the fair value of each risk stratum. MSRs are stratified by the vintage year, which approximates date of origination, loan type, primarily 2- and 3-year adjustable and fixed rate, and loans with and without prepayment penalties. These securities are included in noncurrent assets held-for-sale on the consolidated balance sheets.
     REPURCHASE RESERVES. Our repurchase reserves relate to potential losses that could be incurred related to the repurchase of sold loans or indemnification of losses as a result of early payment defaults or breaches of other representations and warranties customary to the mortgage banking industry.
     Loans are repurchased due to a combination of factors, including delinquency and other violations of representations and warranties. In whole loan sale transactions, we guarantee the first payment to the purchaser. If this payment is not collected, it is referred to as an early payment default.
     For early payment default-related losses, the amount of losses we expect to incur depends primarily on the frequency of early payment defaults, the rate at which defaulted loans subsequently become current on payments (“cure rate”), the propensity of the buyer of the loans to demand recourse under the loan sale agreement and the severity of loss incurred on loans which have been repurchased. The frequency of early payment defaults, cure rates and loss severity may vary depending on the creditworthiness of the borrower and economic factors such as home price appreciation and interest rates. To the extent actual losses related to repurchase activity are different from our estimates, the fair value of our repurchase reserve will increase or decrease. See note 20 under “Commitments and Contingencies.”
     REVENUE RECOGNITION. Gains on sales of mortgage assets are recognized when control of the assets is surrendered (when loans are sold to Trusts) and are based on the difference between cash proceeds and the allocated cost of the assets sold, including any guarantees or repurchase reserves. Other components of gain on sales of mortgage loans include gains or losses on derivatives, loan sale repurchase reserves, impairments and direct origination and acquisition expenses.
     Interest income consists primarily of interest earned on mortgage loans and accretion income. Accretion income represents interest earned over the life of residual interests using the effective interest method.
     Service revenues consist of mortgage loan servicing fees and are recorded in the period in which the service is performed.
     DERIVATIVE ACTIVITIES. We use forward loan sale commitments, interest rate swaps and other financial instruments to manage our interest rate risk related to commitments to fund mortgage loans and mortgage loans underlying our beneficial interest in Trusts. We do not enter into derivative transactions for speculative or trading purposes.
     We record derivative instruments as assets or liabilities, measured at fair value. None of our derivative instruments are designated for hedge accounting treatment as of April 30, 2007 or 2006. Gains or losses on derivative instruments are presented in our consolidated statements of income and statements of cash flows in a manner consistent with the earnings effect of the economically hedged item.
     LITIGATION – Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. We record reserves related to certain legal matters for which it is probable that a loss will be incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote or not estimable and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred with defending claims are expensed as incurred. Any receivable for insurance recoveries is recorded separately from the corresponding litigation reserve, and only if recovery is determined to be probable.
     INCOME TAXES – We account for income taxes under the asset and liability method, which requires us to record deferred income tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. Deferred taxes are determined separately for each tax-paying component, within each tax jurisdiction, based on provisions of enacted tax law. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax assets include state and foreign tax loss carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our current deferred tax assets are included in prepaid expenses and other current assets on the consolidated balance sheets. Noncurrent deferred tax assets are included in other assets on our consolidated balance sheets.
     We file a consolidated federal tax return on a calendar year basis, and state tax returns on a consolidated or combined basis as permitted by authorities.
     REVENUE RECOGNITION – Service revenues consist primarily of fees for preparation and filing of tax returns, both in offices and through our online programs, fees associated with our Peace of Mind (POM) guarantee program, fees for consulting services and brokerage commissions. Generally, service revenues are recorded in the period in which the service is performed. Retail and online tax preparation revenues are recorded when a completed return is filed or accepted by the customer. POM revenues are deferred and recognized over the term of the guarantee based upon historical and actual payment of claims. Revenues for services rendered in connection with the Business Services segment include fees based on time and materials, which are recognized as the services are performed and amounts are earned. Broker-dealer production revenue is recognized on a trade-date basis.
     Interest income consists primarily of interest earned on customer margin loan balances and mortgage loans held for investment. Interest income on customer margin loan balances is recognized daily as earned based on current rates charged to customers for their margin balance. Interest income on mortgage loans held for investment includes deferred origination fees and costs and purchase discounts and premiums, which are amortized to income over the life of the loan using the interest method.

     Product and other revenues include royalties, refund anticipation loan (RAL) participation revenues and sales of software products. Franchise royalties, which are based upon the contractual percentages of franchise revenues, are recorded in the period in which the franchise provides the service. Loan participation revenue is recognized over the life of the loans. Software revenues consist mainly of tax preparation software and other personal productivity software. Sales of software are recognized when the product is sold to the end user.
     Revenue recognition is evaluated separately for each unit in multiple-deliverable arrangements. Sales tax we collect and remit to taxing authorities is recorded net in our consolidated income statements.
     ADVERTISING EXPENSE – Advertising costs are primarily expensed the first time the advertisement is run. Total advertising costs of continuing operations for fiscal years 2007, 2006 and 2005 totaled $215.2 million, $179.2 million and $150.6 million, respectively.
     DEFINED CONTRIBUTION PLANS – We have 401(k) defined contribution plans covering all full-time employees following the completion of an eligibility period. Contributions of our continuing operations to these plans are discretionary and totaled $21.1 million, $18.3 million and $16.8 million for fiscal years 2007, 2006 and 2005, respectively.
     FOREIGN CURRENCY TRANSLATION – Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders’ equity. Revenue and expense transactions are translated at the average of exchange rates in effect during the period.
     COMPREHENSIVE INCOME – Our comprehensive income is comprised of net income, foreign currency translation adjustments and the change in net unrealized gains or losses on AFS marketable securities. Included in stockholders’ equity at April 30, 2007 and 2006, the net unrealized holding gain on AFS securities was $1.3 million and $27.4 million, respectively, and the foreign currency translation adjustment was $(2.6) million and $(5.5) million, respectively. The net unrealized holding gain on AFS securities relates primarily to AFS residual interests in securitizations.
     DISCLOSURE REGARDING CERTAIN FINANCIAL INSTRUMENTS – The carrying values reported in the balance sheet for cash equivalents, receivables, demand deposits, accounts payable, accrued liabilities and the current portion of long-term debt approximate fair market value due to the relative short-term nature of the respective instruments. Residual interests and beneficial interests in Trusts are recorded at estimated fair value as discussed above. See note 5 for fair value of mortgage loans held for investment, note 9 for the fair value of time deposits and note 10 for fair value of long-term debt.
     NEW ACCOUNTING STANDARDS – In February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (SFAS 159), was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of our fiscal year 2009, with early adoption permitted. We are currently evaluating what effect the adoption of SFAS 159 will have on our consolidated financial statements.
     In September 2006, Statement of Financial Accounting Standards No. 157, “Fair Value Instruments,” (SFAS 157), was issued. The provisions of this standard include guidelines about the extent to which companies measure assets and liabilities at fair value, the effect of fair value measurements on earnings, and establishes a fair value hierarchy that prioritizes the information used in developing assumptions used when valuing an asset or liability. The provisions of this standard are effective as of the beginning of our fiscal year 2009. We are currently evaluating what effect the adoption of SFAS 157 will have on our consolidated financial statements.
     In September 2006, Staff Accounting Bulleting No. 108, “Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), was issued. SAB 108 provides guidance on how prior year misstatements should be quantified when determining if current year financial statements are materially misstated. These provisions are effective for the current fiscal year. The adoption of SAB 108 did not impact our consolidated financial statements.
     In September 2006, Emerging Issues Task Force Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4) was issued. EITF 06-4 requires the recognition of a liability for an agreement with an employee to provide future postretirement benefits, as this obligation is not effectively settled upon entering into an insurance arrangement. The provisions of this standard are effective as of the beginning of our fiscal year 2009. We are currently evaluating what effect the adoption of EITF 06-4 will have on our consolidated financial statements.
     In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), was issued. The interpretation requires that a tax position meet a “more-likely-than-not” recognition threshold for the benefit of the uncertain tax position to be recognized in the financial statements and provides guidance on the measurement of the benefit. The interpretation also requires interim period estimated tax benefits of uncertain tax positions to be accounted for in the period of change rather than as a component of the annual effective tax rate. The provisions of this standard are effective as of the beginning of our fiscal year 2008. The adoption of FIN 48 will not have a material impact on our consolidated financial statements.
     In June 2006, Emerging Issues Task Force Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-3) was issued. EITF 06-3 requires disclosure of the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis as an accounting policy decision. The provisions of this standard are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have a material impact on our consolidated financial statements.
     In March 2006, Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140,” (SFAS 156), was issued. The provisions of this standard require mortgage servicing rights to be initially valued at fair value. SFAS 156 allows servicers to choose to subsequently measure their servicing rights at fair value or to continue using the “amortization method” under SFAS 140. The provisions of this standard are effective as of the beginning of our fiscal year 2008. The adoption of SFAS 156 will not have a material impact on our consolidated financial statements. We will adopt SFAS 156 on May 1, 2007. Upon adoption we identified MSRs relating to all existing residential mortgage loans as a class of servicing rights and elected to continue to use the “amortization method” for these MSRs. Presently, this class represents all of our MSRs.
     In February 2006, Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments – An Amendment of FASB Statements No. 133 and 140” (SFAS 155), was issued. The provisions of this standard establish a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The standard permits a hybrid financial instrument to be accounted for in its entirety if the holder irrevocably elects to measure the hybrid financial instrument at fair value, with changes in fair value recognized currently in earnings. The provisions of this standard are effective as of the beginning of our fiscal year 2008. Our residual interests typically have interests in derivative instruments embedded within the securitization trusts. Upon adoption, we will elect to account for our residual interests on a fair value basis, with changes in fair value recorded in earnings in the period in which the change occurs. Prior to adoption, we accounted for our residual interests as AFS securities with unrealized gains recorded in other comprehensive income.
     In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) was issued. SFAS 123R requires all entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Compensation expense must be recognized for the unvested portions of all awards outstanding as of the date of adoption. We adopted SFAS 123R on May 1, 2006 and it did not have a material impact on our consolidated financial statements. See note 13 for additional information on our stock-based compensation arrangements. Had compensation cost for all stock-based compensation plan awards been determined in accordance with the fair value accounting method prescribed under SFAS 123, our net income and earnings per share would have been as follows:

(in 000s, except per share amounts)
Year Ended April 30,	2006	2005

Net income	$490,408	$623,910
Add: Stock-based compensation expense included in reported net income, net of taxes	37,254	28,819
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of taxes	(47,428)	(39,544)

Pro forma net income	$480,234	$613,185

Basic earnings per share:
As presented	$1.49	$1.88
Pro forma	1.46	1.85
Diluted earnings per share:
As presented	$1.47	$1.85
Pro forma	1.44	1.82
     The estimated impact of new accounting standards not yet adopted reflects current views. There may be material differences between these estimates and the actual impact of these standards.

NOTE 2: BUSINESS COMBINATIONS
Acquisitions during fiscal years 2007, 2006 and 2005 are as follows. Results for each acquisition are included since the date of acquisition.

			(dollars in 000s)
	Asset Acquired	Weighted Average Life	Asset Value at Acquisition

FISCAL YEAR 2007 –
TaxWorks LLC and affiliated entities	Property and equipment		$368
	Goodwill		29,428
	Customer relationships	7 years	7,800
	Unpatented technology	7 years	12,500
	Trade name	10 years	1,000
	Noncompete agreements	5 years	600
	Present value of fixed acquisition payments		(26,921)

	Weighted average life	7 years	$24,775

Other	Goodwill		$17,579
	Customer relationships	10 years	8,636
	Noncompete agreements	5 years	2,696
	Other assets		3,868

	Weighted average life	9 years	$32,779

FISCAL YEAR 2006 –
American Express Tax and Business Services, Inc.	Property and equipment		$17,759
	Goodwill		72,123
	Customer relationships	11 years	18,800
	Noncompete agreements	6 years	3,900
	Trade name	2 years	2,600
	Other assets		128,998
	Liabilities		(53,442)

	Weighted average life	9 years	$190,738

Other	Goodwill		$13,616
	Customer relationships	9 years	8,397
	Noncompete agreements	9 years	2,024
	Other assets (liabilities)		(4,353)

	Weighted average life	9 years	$19,684

FISCAL YEAR 2005 –
Non-accounting firm Business Services acquisitions	Property and equipment		$2,497
	Goodwill		9,666
	Customer relationships	10 years	7,730
	Noncompete agreements	15 years	100

	Weighted average life	10 years	$19,993

     During fiscal year 2007 we acquired TaxWorks LLC, a provider of commercial tax preparation software targeting the independent tax preparer market. The initial cash purchase price was $24.8 million, including the present value of a payment of $10.0 million due in May 2007 and a payment of $23.6 million due in May 2012. The $10.0 million payment due in May 2007 was paid on April 30, 2007. An additional payment of up to $8.0 million, contingent on meeting certain performance targets, could be paid in April 2012 and would typically be recorded as additional purchase price, generally goodwill. Goodwill recognized in this transaction is included in the Tax Services segment and is deductible for tax purposes.
     During fiscal year 2006, we acquired all outstanding common stock of American Express Tax and Business Services, Inc. (AmexTBS) for an aggregate purchase price of $190.7 million. The customer relationships and noncompete agreements are amortized on a straight-line basis and have a weighted average life of 11 years and six years, respectively. Goodwill recognized in this transaction is included in the

Business Services segment and is not deductible for tax purposes. The purchase price was subject to certain contractual post-closing adjustments, which were finalized during fiscal year 2007. As a result, we adjusted deferred tax balances initially recorded in connection with this acquisition resulting in an increase of $16.6 million to goodwill and received cash of $10.1 million, which was recorded as a reduction of goodwill.
     During fiscal year 2005, our Business Services segment acquired six businesses. Cash payments related to these acquisitions totaled $19.5 million, with additional cash payments of $0.1 million over the next five years. Goodwill recognized in these transactions is included in the Business Services segment and all but $3.8 million is deductible for tax purposes.
     During fiscal years 2007, 2006 and 2005, we made other acquisitions which were accounted for as purchases with cash payments totaling $32.8 million, $19.7 million and $14.4 million, respectively. Their operations, which are not material, are included in the consolidated income statements since the date of acquisition. During fiscal years 2007, 2006 and 2005, we also paid $5.4 million, $2.1 million and $3.4 million, respectively, for contingent payments on prior acquisitions.
NOTE 3: EARNINGS PER SHARE
     Basic earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations of basic and diluted earnings per share from continuing operations are as follows:
     Diluted earnings per share excludes the impact of nonvested common shares or the exercise of options to purchase 16.8 million, 8.7 million, and 1.2 million shares of stock for 2007, 2006 and 2005, respectively.

(in 000s, except per share amounts)
Year Ended April 30,	2007	2006	2005

Net income from continuing operations	$374,337	$297,541	$319,749
Basic weighted average common shares	322,688	328,118	331,612
Dilutive potential shares from stock options and nonvested stock	3,464	5,067	6,011

Convertible preferred stock	2	2	2

Dilutive weighted average common shares	326,154	333,187	337,625

Earnings per share from continuing operations:
Basic	$1.16	$0.91	$0.96
Diluted	1.15	0.89	0.95
NOTE 4: MARKETABLE SECURITIES AVAILABLE-FOR-SALE
The amortized cost and fair value of securities classified as available-for-sale held in our continuing operations at April 30, 2007 and 2006 are summarized below:

	(in 000s)
	2007				2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value	Cost	Gains	Losses (1)	Value

Mortgage-backed securities	$35,122	$83	$(121)	$35,084	$—	$—	$—	$—
Municipal bonds	9,527	47	(6)	9,568	8,556	5	(53)	8,508
Common stock	3,845	747	(45)	4,547	3,998	382	(100)	4,280
Trust preferred securities	3,500	—	—	3,500	—	—	—	—

	$51,994	$877	$(172)	$52,699	$12,554	$387	$(153)	$12,788

(1)	At April 30, 2007, investments in common stock with a cost of $101,000 and gross unrealized losses of $11,000 had been in continuous loss position for more than twelve months. At April 30, 2006, gross unrealized losses were in a continuous loss position for less than twelve months.
     Proceeds from the sales of AFS securities of continuing operations were $3.5 million, $11.2 million and $9.8 million during fiscal years 2007, 2006 and 2005, respectively. Gross realized gains on those sales during fiscal years 2007, 2006 and 2005 were $0.3 million, $0.7 million and $0.5 million, respectively; gross realized losses were $0.1 million, $0.2 million and $0.3 million, respectively.
     Contractual maturities of AFS debt securities at April 30, 2007 occur at varying dates over the next three to eight years. Because expected maturities differ from contractual maturities due to the issuers’ rights to prepay certain obligations or the seller’s rights to call certain obligations, the first call date, put date or auction date for municipal bonds and notes is considered the contractual maturity date.
     HRB Bank is required to maintain a restricted investment in FHLB stock for regulatory purposes and borrowing availability. The cost of this investment, $9.1 million, represents its redemption value, as these investments do not have a ready market.
NOTE 5: MORTGAGE LOANS HELD FOR INVESTMENT
The characteristics of our mortgage loan portfolio as of April 30, 2007 are as follows:

(dollars in 000s)
	Amount	% of Total

Adjustable-rate loans	$1,039,376	77%
Fixed-rate loans	311,516	23%

	1,350,892	100%
Unamortized deferred fees, costs and purchase premiums	10,778

Less allowance for loan losses	(3,448)

	$1,358,222

     The estimated fair value of mortgage loans held for investment at April 30, 2007 was $1.4 billion. The estimated fair value was calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loans, reduced by an allocation of the allowance for loan losses.
     As of April 30, 2007, accrued interest receivable on mortgage loans held for investment totaled $9.0 million. At April 30, 2007, HRB Bank had interest-only mortgage loans in its investment portfolio totaling $8.2 million. HRB Bank had no commitments to purchase mortgage loans from third-party lenders at April 30, 2007.
     Activity in the allowance for loan losses for the year ended April 30, 2007 is as follows:

(in 000s)

Balance, beginning of period	$—
Provision for loan losses	3,622
Charge-offs	(174)
Recoveries	—

$3,448

     Impaired loans at April 30, 2007 totaled $28.3 million. The portion of our total allowance for loan losses allocated to impaired loans totaled $0.2 million at April 30, 2007.
     As of April 30, 2007, loans considered more than 90 days past due and non-accrual totaled $22.9 million. We had no loans more than 90 days past due still accruing interest.
NOTE 6: PROPERTY AND EQUIPMENT
The components of property and equipment of our continuing operations are as follows:

(in 000s)
April 30,	2007	2006

Land and other non-depreciable assets	$9,592	$17,152
Buildings	170,904	50,232
Computers and other equipment	530,713	499,004
Capitalized software	137,011	124,065
Leasehold improvements	168,370	159,872
Construction in process	9,627	116,074

	1,026,217	966,399

Less: Accumulated depreciation and amortization	647,151	622,693

	$379,066	$343,706

     Depreciation and amortization expense of continuing operations for fiscal years 2007, 2006 and 2005 was $93.7 million, $85.8 million and $89.2 million, respectively. Included in depreciation and amortization expense of continuing operations is amortization of capitalized software of $16.9 million, $11.9 million and $10.8 million, respectively.
     As of April 30, 2007 and 2006, we have property and equipment under capital lease with a cost of $39.2 million and $22.1 million, respectively, and accumulated depreciation of $8.9 million and $4.9 million, respectively. During fiscal year 2006, we entered into an agreement to lease furniture, fixtures and equipment in conjunction with the purchase of Industrial Revenue Bonds from the City of Kansas City, Missouri as discussed further in note 18. Assets under this capital lease at April 30, 2007 totaled $22.3 million. We also have a separate agreement to lease real estate and buildings under a noncancelable capital lease for the next 14 years with an option to purchase after two years. Total assets under this capital lease at April 30, 2007 totaled $16.8 million.
     During fiscal years 2007 and 2006, we capitalized interest costs of $3.6 million and $4.7 million, respectively, relating to the construction of our new corporate headquarters.
NOTE 7: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill of continuing operations by segment for the year ended April 30, 2007, are as follows:

(in 000s)
	2006	Additions	Other	2007

Tax Services	$376,515	$38,156	$406	$415,077
Business Services	390,855	14,218	(185)	404,888
Consumer Financial Services	173,954	—	—	173,954

	$941,324	$52,374	$221	$993,919

     Goodwill and other indefinite life intangible assets were tested for impairment in the fourth quarter of fiscal year 2007. No impairment existed at any of our reporting units in continuing operations during fiscal year 2007, 2006 or 2005. In fiscal year 2007, we recorded $154.9 million in goodwill impairments related to the sale or wind-down of our discontinued operations.
     The purchase price for our acquisition of AmexTBS was subject to certain contractual post-closing adjustments, which were finalized during fiscal year 2007. As a result, we adjusted deferred tax balances initially recorded in connection with this acquisition resulting in an increase of $16.6 million to goodwill, and received cash of $10.1 million, which was recorded as a reduction of goodwill. All amounts relating to AmexTBS were recorded in our Business Services segment
     The components of intangible assets of continuing operations are as follows:

(in 000s)
April 30,	2007			2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$39,347	$(14,654)	$24,693	$27,257	$(10,842)	$16,415
Noncompete agreements	21,237	(18,279)	2,958	18,879	(17,686)	1,193
Unpatented technology	12,500	—	12,500	—	—	—
Trade name	1,025	—	1,025	—	—	—
Business Services:
Customer relationships	142,315	(90,900)	51,415	144,093	(80,174)	63,919
Noncompete agreements	31,352	(15,524)	15,828	31,960	(14,148)	17,812
Trade name — amortizing	3,290	(2,430)	860	4,050	(1,823)	2,227
Trade name — non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769
Consumer Financial Services:
Customer relationships	293,000	(271,635)	21,365	293,000	(235,010)	57,990

	$599,703	$(418,290)	$181,413	$574,876	$(364,551)	$210,325

     Amortization of intangible assets of continuing operations for the years ended April 30, 2007, 2006 and 2005 was $56.6 million, $62.5 million and $60.8 million, respectively. Estimated amortization of intangible assets for fiscal years 2008, 2009, 2010, 2011 and 2012 is $40.0 million, $16.7 million, $14.1 million, $12.6 million and $9.8 million, respectively.

NOTE 8: COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS
Short-term borrowings are used to finance temporary liquidity needs and various financial activities. The components of short-term borrowings as of April 30, 2007 are as follows:

(dollars in 000s)
	Outstanding	Weighted-Average
	Balance	Interest Rate

Commercial paper, due May 31, 2007	$992,082	5.47%
Credit facility, due December 20, 2007	500,000	5.67%
FHLB advances, due May 7, 2007	75,000	5.31%

	$1,567,082

     At April 30, 2007, we maintained $2.0 billion in back-up credit facilities to support the commercial paper program and for general corporate purposes. These unsecured committed lines of credit (CLOCs) have a maturity date of August 2010 and an annual facility fee of eight and one-half basis points per annum. These lines are subject to various affirmative and negative covenants, including (1) a minimum net worth covenant and limits on our indebtedness and (2) a requirement that we reduce the aggregate outstanding principal amount of short-term debt, as defined in the agreement, to $200.0 million or less for a minimum period of thirty consecutive days during the period from March 1 to June 30 of each year (the “Cleandown Requirement”). We obtained a waiver of the Cleandown Requirement for 2007. There was no balance outstanding on these lines at April 30, 2007.
     We entered into a $3.0 billion line of credit agreement with HSBC Finance Corporation effective January 2, 2007 through the earlier of June 30, 2007 or the date of repayment, for use as a funding source for the purchase of RAL participations. This line was subject to various covenants that were similar to our primary unsecured CLOCs, and was secured by our RAL participations. All borrowings on this facility were repaid as of April 30, 2007 and the facility is now closed.
     We entered into a $300.0 million committed line of credit agreement with BNP Paribas for the period January 2 through February 23, 2007 to cover our peak liquidity needs. This line was subject to various covenants that were similar to those of our primary unsecured CLOCs. This facility expired in February 2007.
     We maintain a revolving credit facility in an amount not to exceed $225.0 million (Canadian) in Canada to support a commercial paper program with varying borrowing levels throughout the year, reaching its peak during February and March for the Canadian tax season. There was no balance outstanding on this facility at April 30, 2007.
     In April 2007, we obtained a $500.0 million credit facility to provide funding for the $500.0 million of 8 1/2% Senior Notes which were due April 16, 2007. This facility matures on December 20, 2007. The facility was fully drawn at closing and is subject to various covenants that are similar to our primary CLOCs.
NOTE 9: CUSTOMER BANKING DEPOSITS
The components of customer banking deposits at April 30, 2007 are as follows:

(in 000s)
	Outstanding	Interest
	Balance	Expense

Demand deposits:
Money-market deposits	$793,383	$27,724
Savings deposits	15,428	121
Checking deposits:
Interest-bearing	149,419	3,722
Noninterest-bearing	93,560	—

	242,979	3,722

IRAs and other time deposits:
Due in 2008	619
Due in 2009	511
Due in 2010	102
Due in 2011	50
Due in 2012	229
Thereafter	75,962

	77,473	561

	$1,129,263	$32,128

     Accrued but unpaid interest on deposits totaled $1.8 million at April 30, 2007.
     Time deposit accounts in amounts of $100,000 or more with a remaining maturity of more than one year, totaled $0.1 million at April 30, 2007.
     The fair value of IRAs and other time deposits was $75.0 million at April 30, 2007. The fair value of other time deposits is calculated based on the discounted value of contractual cash flows.

NOTE 10: LONG-TERM DEBT
The components of long-term debt and capital lease obligations of our continuing operations are as follows:

(in 000s)
April 30,	2007	2006

Senior Notes, 5.125%, due October 2014	$398,236	$398,001
FHLB borrowings, 4.99%, due April 2009	104,000	—
Business Services acquisition obligations, due from May 2007 to October 2010	13,645	13,162
Capital lease obligations	12,911	13,209
Senior Notes, 8 1/2%, due April 2007	—	499,425
Other obligations	319	457

	529,111	924,254
Less: Current portion	9,304	506,992

	$519,807	$417,262

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
     On April 13, 2000, we issued $500.0 million of 8 1/2% Senior Notes under a shelf registration statement. In fiscal year 2007 these notes became due and were replaced with a $500.0 million credit facility. See discussion of short-term borrowings in note 8.
     As of April 30, 2007, we had $850.0 million remaining under our shelf registration for additional debt issuances.
     HRB Bank is a member of the FHLB of Des Moines, which extends credit to member banks based on eligible collateral, which consists primarily of mortgage loans held for investment and certain AFS securities. On April 13, 2007, we borrowed $104.0 million from the FHLB for liquidity purposes. This borrowing requires monthly interest payments at a rate of 4.99% and matures April 13, 2009. At April 30, 2007, HRB Bank had FHLB advance capacity of $525.5 million based on eligible pledged collateral of $1.5 billion, and there was a balance of $179.0 million outstanding on this facility. Of the outstanding borrowings, $75.0 million was considered short-term. See discussion of short-term borrowings in note 8.
     We have obligations related to various Business Services acquisitions of $13.6 million and $13.2 million at April 30, 2007 and 2006, respectively, which are due from May 2007 to October 2010.
     We have a capitalized lease obligation of $12.9 million at April 30, 2007 that is collateralized by land and buildings. The obligation is due in 14 years.
     The aggregate payments required to retire long-term debt are $9.3 million, $106.1 million, $3.1 million, $1.3 million, $0.6 million and $408.7 million in 2008, 2009, 2010, 2011, 2012 and beyond, respectively.
     Based upon borrowing rates currently available for indebtedness with similar terms, the fair value of long-term debt was approximately $505.8 million at April 30, 2007.
NOTE 11: OTHER NONCURRENT ASSETS AND LIABILITIES
     We have deferred compensation plans that permit directors and certain employees to defer portions of their compensation and accrue income on the deferred amounts. Their deferred compensation and our matching amounts have been accrued. Included in other noncurrent liabilities is $186.3 million and $153.2 million at April 30, 2007 and 2006, respectively, reflecting our obligation under these plans. We may purchase whole-life insurance contracts on certain director and employee participants to recover distributions made or to be made under the plans. The cash surrender value of the policies is recorded in other noncurrent assets and totaled $139.6 million and $127.4 million at April 30, 2007 and 2006, respectively.
     In connection with our acquisition of the non-attest assets of McGladrey & Pullen, LLP (M&P) in August 1999, we assumed certain retirement liabilities related to M&P’s partners. We make payments in varying amounts on a monthly basis. Included in other noncurrent liabilities at April 30, 2007 and 2006 is $12.9 million and $14.3 million, respectively, related to this liability.
NOTE 12: STOCKHOLDERS’ EQUITY
     We are authorized to issue 6.0 million shares of Preferred Stock, without par value. At April 30, 2007, we had 5.6 million shares of authorized but unissued Preferred Stock. Of the unissued shares, 0.6 million shares have been designated as Participating Preferred Stock in connection with our shareholder rights plan.
     On March 8, 1995, our Board of Directors authorized the issuance of a series of 0.5 million shares of nonvoting Preferred Stock designated as Convertible Preferred Stock, without par value. At April 30, 2007, we had 0.5 million shares of authorized but unissued Convertible Preferred Stock. The holders of the Convertible Preferred Stock are not entitled to receive dividends paid in cash, property or securities and, in the event of any dissolution, liquidation or wind-up of the Company, will share ratably with the holders of Common Stock then outstanding in the assets of the Company after any distribution or payments are made to the holders of Participating Preferred Stock or the holders of any other class or series of stock of the Company with preference over the Common Stock.
NOTE 13: STOCK-BASED COMPENSATION
Beginning May 1, 2006, we adopted SFAS 123R under the modified prospective approach. Under SFAS 123R, we continue to measure and recognize the fair value of stock-based compensation consistent with our past practice under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which we adopted on May 1, 2003 under the prospective transition method. The adoption of SFAS 123R did not have a material impact on our consolidated financial statements.
     Stock-based compensation expense of $50.5 million, $57.0 million, and $44.1 million was recorded in fiscal years 2007, 2006 and 2005, respectively. The related tax benefits of $17.9 million, $19.8 million and $15.3 million are included in our results for fiscal years 2007, 2006 and 2005, respectively. Stock-based compensation expense of our continuing operations totaled $41.3 million, $47.2 million, and $36.9 million in fiscal years 2007, 2006 and 2005, respectively.
     SFAS 123R requires excess tax benefits from stock-based compensation to be included as a financing activity in the statements of cash flows. As a result, we classified $3.2 million as a cash inflow from financing activities rather than as an operating activity for fiscal year 2007.
     We have four stock-based compensation plans which have been approved by our shareholders. As of April 30, 2007, we had 25.8 million shares reserved for future awards under these plans. We issue shares from our treasury stock to satisfy the exercise or release of stock-based awards. We believe we have adequate treasury stock to issue for the exercise or release of stock-based awards.
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
     Our 1999 Stock Option Plan for Seasonal Employees provides for awards of nonqualified options to certain employees. These awards are granted to seasonal employees in our Tax Services segment and entitle the holder to the right to purchase shares of common stock as the award vests, typically over a two-year period. We measure the fair value of options on the grant date using the Black-Scholes option valuation model. We expense the grant-date fair value, net of estimated forfeitures, over the service period. Options are granted at a price equal to the fair market value of our common stock on the grant date, are exercisable during September through November in each of the two years following the calendar year of the grant and have a contractual term of 29 months.
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
     Our 2000 Employee Stock Purchase Plan (ESPP) provides employees the option to purchase shares of our Common Stock through payroll deductions. The purchase price of the stock is 90% of the lower of either the fair market value of our Common Stock on the first trading day within the Option Period or on the last trading day of the Option Period. The Option Periods are six-month periods beginning on January 1 and July 1 each year. We measure the fair value of options on the grant date utilizing the Black-Scholes option valuation model in accordance with FASB Technical Bulletin 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.” The fair value of the option includes the value of the 10% discount and the look-back feature. We expense the grant-date fair value over the six-month vesting period.
     A summary of options for the year ended April 30, 2007 is as follows:

(in 000s, except per share amounts)
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Outstanding, beginning of year	26,048	$21.40
Granted	5,040	23.84
Exercised	(1,638)	15.86
Forfeited or expired	(4,325)	23.83

Outstanding, end of year	25,125	$21.83	4 years	$70,667

Exercisable, end of year	18,443	$20.75	4 years	$70,605
Exercisable and expected to vest	23,405	$21.61	4 years	$70,647
     The total intrinsic value of options exercised during fiscal years 2007, 2006 and 2005 was $11.8 million, $43.2 million and $39.1 million, respectively. As of April 30, 2007, we had $15.2 million of total unrecognized compensation cost related to these options. The cost is expected to be recognized over a weighted-average period of one year.
     We utilize the Black-Scholes option pricing model to value our options on the grant date. We estimate the expected volatility using our historical stock price data. We also use historical exercise and forfeiture behaviors to estimate the options expected term and our forfeiture rate. The dividend yield is calculated based on the current dividend and the market price of our common stock on the grant date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve in effect on the grant date. Both expected volatility and the risk-free interest rate are based on a period that approximates the expected term.
     The following assumptions were used to value options during the periods:

Year Ended April 30,	2007	2006	2005

Options — management and director:
Expected volatility	21.70% - 29.06%	26.40% - 27.81%	30.12% - 32.41%
Expected term	4 -7 years	5 years	5 years
Dividend yield	2.15% - 2.62%	1.71% - 2.25%	1.74% - 1.90%
Risk-free interest rate	4.33% - 5.10%	3.65% - 4.75%	3.33% - 4.07%
Weighted average fair value	$5.15	$7.37	$6.90
Options — seasonal:
Expected volatility	20.05%	23.28%	27.65%
Expected term	2 years	2 years	2 years
Dividend yield	2.26%	1.71%	1.85%
Risk-free interest rate	5.11%	3.61%	2.60%
Weighted average fair value	$3.17	$4.16	$3.71
ESPP options:
Expected volatility	19.55% - 26.30%	24.52% - 25.42%	19.62% - 23.22%
Expected term	0.5 years	0.5 years	0.5 years
Dividend yield	2.26% - 2.33%	1.71% - 2.04%	1.81% - 1.84%
Risk-free interest rate	5.08% - 5.24%	3.37% - 4.36%	1.64% - 2.59%
Weighted average fair value	$3.90	$4.55	$3.84

     A summary of nonvested shares and performance nonvested share units for the year ended April 30, 2007 is as follows:

(shares in 000s)
		Weighted-Average
		Grant Date
	Shares	Fair Value

Outstanding, beginning of year	2,455	$25.54
Granted	1,218	23.40
Released	(1,052)	24.93
Forfeited	(369)	24.90

Outstanding, end of year	2,252	24.91

     The total fair value of shares vesting during fiscal years 2007, 2006 and 2005 was $24.9 million, $17.5 million and $8.2 million, respectively. Upon the grant of nonvested shares and performance nonvested share units, unearned compensation cost is recorded as an offset to additional paid in capital and is amortized as compensation expense over the vesting period. As of April 30, 2007, we had $40.3 million of total unrecognized compensation cost related to these shares. This cost is expected to be recognized over a weighted-average period of two years.
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

NOTE 15: INCOME TAXES
The components of income from continuing operations upon which domestic and foreign income taxes have been provided are as follows:

(in 000s)
Year Ended April 30,	2007	2006	2005

Domestic	$609,501	$491,758	$521,969
Foreign	26,297	18,724	5,644

	$635,798	$510,482	$527,613

     The components of income tax expense (benefit) on income from continuing operations are as follows:

(in 000s)
Year Ended April 30,	2007	2006	2005

Current:
Federal	$259,735	$246,156	$234,645
State	39,090	45,720	33,526
Foreign	7,388	6,367	469

	306,213	298,243	268,640

Deferred:
Federal	(44,107)	(72,414)	(57,674)
State	(3,181)	(12,161)	(2,193)
Foreign	2,536	(727)	(909)

	(44,752)	(85,302)	(60,776)

Total provision for income taxes before discontinued operations	261,461	212,941	207,864
Income tax included in discontinued operations	(425,018)	124,044	185,941
Income tax allocated directly to goodwill	(4,624)	—	—
Income tax included in comprehensive income	(16,225)	(27,261)	(3,991)
Income tax included in stockholders’ equity for compensation expense for tax purposes that differs from amounts for financial reporting purposes	2,506	(9,529)	(10,918)

Total income taxes	$(181,900)	$300,195	$378,896

     The following table reconciles our federal statutory rate of 35% to our effective tax rate:

Year Ended April 30,	2007	2006	2005

Statutory tax rate	35.0%	35.0%	35.0%
Increases in income tax rate resulting from:
State income taxes, net of Federal income tax benefit	3.7%	4.3%	3.9%
Other	2.4%	2.4%	0.5%

Effective tax rate	41.1%	41.7%	39.4%

     Deferred income taxes reflect the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The components of deferred taxes of continuing operations are as follows:

(in 000s)
April 30,	2007	2006

Gross deferred tax assets:
Accrued expenses	$79,696	$57,902
Allowance for credit losses and related reserves	48,096	24,186

Current	127,792	82,088

Deferred and stock-based compensation	80,991	86,582
Property and equipment	46,267	44,715
Deferred revenue	54,542	57,836
Net operating losses	24,476	16,395

Noncurrent	206,276	205,528

	334,068	287,616
Valuation allowance	(37,302)	(25,740)

	296,766	261,876

Gross deferred tax liabilities:
Prepaid expenses and revenue deferred for tax	(10,571)	(14,636)

Current	(10,571)	(14,636)

Intangible assets	(78,189)	(65,066)

Noncurrent	(78,189)	(65,066)

Net deferred tax assets	$208,006	$182,174

     The net change in the total valuation allowance for fiscal years 2007 and 2006 was $11.6 million and $5.5 million, respectively. The valuation allowance for deferred tax assets as of April 30, 2007 was $37.3 million.
     We believe the net deferred tax asset at April 30, 2007 of $208.0 million is, more likely than not, realizable. We have federal taxable income in excess of approximately $1.6 billion in the aggregate for tax years 2005 and 2006, and substantial state taxable income in the carry-back period.
     As of April 30, 2007, we had net operating loss (NOLs) carryforwards for tax purposes in various states and foreign countries of approximately $582.6 million. We recorded deferred tax assets of $24.5 million related to these NOLs and a related valuation allowance of $21.2 million. If not used, these carryforwards will expire in varying amounts during fiscal years 2008 through 2026.
     We intend to indefinitely reinvest foreign earnings, therefore, a provision has not been made for income taxes that might be payable upon remittance of such earnings. Moreover, due to the availability of foreign income tax credits, management believes the amount of federal income taxes would be immaterial in the event foreign earnings were repatriated.
     The loss from discontinued operations for fiscal year 2007 of $808.0 million is net of tax benefits of $425.0 million, and includes income tax benefits related to OOMC totaling $374.6 million. Income taxes for discontinued operations also included one-time benefits of $16.2 million related to permanent deductions for the tax basis of investments in two subsidiaries that were abandoned during the year. Assets of discontinued operations held for sale includes deferred tax assets of $393.6 million, net of the related valuation allowance, and deferred tax liabilities of $94.0 million as of April 30, 2007. In addition, we recorded a valuation allowance of $55.8 million, which primarily relates to deferred tax assets for capital losses and basis differences in certain state jurisdictions. Deferred tax assets of $183.2 million relate to certain residual assets. Although the tax position associated with these deferred tax assets is more likely than not of being sustained, there is a level of uncertainty associated with the amount of benefit. We believe the net deferred tax asset at April 30, 2007 is, more likely than not, realizable.
NOTE 16: INTEREST INCOME AND OPERATING INTEREST EXPENSE
The following table shows the components of interest income and operating interest expense of our continuing operations. Operating interest expense is included in cost of other revenues on our consolidated income statements.

(in 000s)
Year Ended April 30,	2007	2006	2005

Interest income:
Loans, net	$53,396	$—	$—
Investment securities	44,489	27,771	17,674
Margin receivables	34,226	39,038	30,166
Other	2,910	2,694	1,494

	$135,021	$69,503	$49,334

Operating interest expense:
Borrowings	$53,820	$27,309	$19,944
Deposits	32,128	—	—

	$85,948	$27,309	$19,944

Net interest income	$49,073	$42,194	$29,390

NOTE 17: REGULATORY REQUIREMENTS
REGISTERED BROKER-DEALER - H&R Block Financial Advisors, Inc. (HRBFA) is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers. At April 30, 2007, HRBFA’s net capital of $122.0 million, which was 27.8% of aggregate debit items, exceeded its minimum required net capital of $8.8 million by $113.2 million.
     Pledged securities at April 30, 2007 totaled $47.0 million, an excess of $11.5 million over the margin requirement. Pledged securities at April 30, 2006 totaled $53.0 million, an excess of $9.9 million over the margin requirement.
      BANKING - HRB Bank and the Company are subject to various regulatory capital guidelines and requirements administered by federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HRB Bank and the consolidated financial statements. All savings associations are subject to the capital adequacy guidelines and the regulatory framework for prompt corrective action. HRB Bank must meet specific capital guidelines that involve quantitative measures of HRB Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. HRB Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. HRB Bank files its regulatory Thrift Financial Report (TFR) on a calendar quarter basis.
     Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital, as set forth in the table below. In addition to these minimum ratio requirements, HRB Bank is required to continually maintain a 12.0% minimum leverage ratio as a condition of its charter-approval order through fiscal year 2009. This condition was extended through fiscal year 2012 as a result of a Supervisory Directive issued on May 29, 2007. See further discussion of the Supervisory Directive below. As of April 30, 2007, our fiscal year end, HRB Bank’s leverage ratio was 11.6%. We have discussed this with the OTS and the OTS has indicated that we are not in violation of our minimum leverage ratio, as the requirement is as of calendar quarterly TFR filings. We will monitor regulatory compliance with this ratio monthly and discuss with the OTS in the event the minimum is not maintained.
     As of March 31, 2007, our most recent TFR filing with the OTS, HRB Bank was a “well capitalized” institution under the prompt corrective action provisions of the Federal Deposit Insurance Corporation (FDIC). The five capital categories are: (1) “well capitalized” (total risk-based capital ratio of 10%, Tier 1 Risk-based capital ratio of 6% and leverage ratio of 5%); (2) “adequately capitalized”; (3) “undercapitalized”; (4) “significantly undercapitalized”; and (5) “critically undercapitalized.” There are no conditions or events since March 31, 2007 that management believes have changed HRB Bank’s category.
     The following table sets forth HRB Bank’s regulatory capital requirements at March 31, 2007, as calculated in the most recently filed TFR:

(dollars in 000s)
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio (1)	$177,337	26.3%	$53,884	8.0%	$67,355	10.0%
Tier 1 risk-based capital ratio (2)	$173,000	25.7%	n/a	n/a	$40,413	6.0%
Tier 1 capital ratio (leverage) (3)	$173,000	13.0%	$53,332	12.0%	$66,665	5.0%
Tangible equity ratio (4)	$173,000	13.0%	$20,000	1.5%	n/a	n/a

(1)	Total risk-based capital divided by risk-weighted assets.

(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.

(3)	Tier 1 (core) capital divided by adjusted total assets.

(4)	Tangible capital divided by tangible assets.
     In conjunction with H&R Block, Inc.’s application with the OTS for HRB Bank, we made commitments as part of our charter approval order (Master Commitment) which included, but were not limited to: (1) a three percent minimum ratio of adjusted tangible capital to adjusted total assets, as defined by the OTS; (2) maintain all HRB Bank capital within HRB Bank in accordance with the submitted three-year business plan; and (3) follow federal regulations surrounding intercompany transactions and approvals. We fell below the three percent minimum ratio at April 30, 2007. Normal seasonal operating losses are also expected to cause us to be in non-compliance until the end of fiscal year 2008. We notified the OTS of our failure to meet this requirement, and of our expectations for fiscal year 2008. We submitted a preliminary revised capital plan to the OTS that provides for us to regain compliance with the three percent minimum capital requirement by April 30, 2008. The preliminary revised capital plan contemplates that we will meet the minimum capital requirement primarily through earnings generated by our normal business operations in fiscal year 2008. On May 29, 2007, the OTS issued a Supervisory Directive, in which the OTS granted approval of our preliminary revised capital plan. Included in the Supervisory Directive were additional conditions that we will be required to meet in addition to the Master Commitment. The significant additional conditions included in the Supervisory Directive are as follows: (1) requires HRB Bank to extend its compliance with a minimum 12.0% leverage ratio through fiscal year 2012; (2) requires H&R Block, Inc. to comply with the Master Commitment at all times, except as provided herein, and at no time may we have capital lower than projected in the preliminary revised capital plan for the period May 2007 through April 2009; (3) institutes reporting requirements to the OTS quarterly and monthly by the Board of Directors and management, respectively; and (4) requires HRB Bank’s Board of Directors to have an independent chairperson and at least the same number of outside directors as inside directors.
     We plan to submit our formal plan with approval from our Board of Directors to the OTS by July 31, 2007. The OTS is aware that the primary difference between our preliminary revised capital plan and the final plan to be submitted is the beginning capital levels as of April 30, 2007, as our fiscal year results were not final at the time the preliminary revised capital plan was submitted to the OTS, and they have indicated that the final plan submitted must meet the three percent requirement by April 30, 2008 to be approved. Failure to meet the conditions under our charter-approval order and the Supervisory Directive could result in the OTS taking further regulatory actions, such as a supervisory agreement, cease-and-desist orders and civil monetary penalties. At this time, the financial impact, if any, of additional regulatory actions cannot be determined. If we are not in a position to cure deficiencies, a resulting failure could impair our ability to repurchase shares of our common stock, acquire businesses and pay dividends.
     Achievement of the capital plan depends on future events and circumstances, the outcome of which cannot be assured. Nevertheless, at this time we believe that we will meet all of the OTS provisions agreed to by July 31, 2007.
NOTE 18: COMMITMENTS, CONTINGENCIES AND RISKS
COMMITMENTS AND CONTINGENCIES - We offer guarantees under our POM program to tax clients whereby we will assume the cost, subject to certain limits, of additional tax assessments, up to a cumulative per client limit of $5,000, attributable to tax return preparation error for which we are responsible. We defer all revenues and direct costs associated with these guarantees, recognizing these amounts over the term of the guarantee based upon historical and actual payment of claims. The related current asset is included in prepaid expenses and other current assets. The related liability is included in accounts payable, accrued expenses and other on the consolidated balance sheets. The related noncurrent asset and liability are included in other assets and other noncurrent liabilities, respectively, on the consolidated balance sheets. A loss on these POM guarantees would be recognized if the sum of expected costs for services exceeded unearned revenue. The changes in the deferred revenue liability for the fiscal years ended April 30, 2007 and 2006 are as follows:

(in 000s)
April 30,	2007	2006

Balance, beginning of year	$141,684	$130,762
Amounts deferred for new guarantees issued	80,736	78,900
Revenue recognized on previous deferrals	(80,247)	(67,978)

Balance, end of year	$142,173	$141,684

     On November 1, 2006 we entered into an agreement to purchase $57.2 million in media advertising between November 1, 2006 and June 30, 2009. During the current year, we purchased $19.4 million in advertising for our retail tax business, leaving a remaining commitment of $37.7 million at April 30, 2007. We expect to make payments totaling $20.6 million and $17.2 million during fiscal years 2008 and 2009, respectively.
     We have various contingent purchase price obligations in connection with prior acquisitions. In many cases, contingent payments to be made in connection with these acquisitions are not subject to a stated limit. We estimate the potential payments (undiscounted) total approximately $19.9 million as of April 30, 2007. Our estimate is based on current financial conditions. Should actual results differ materially from the assumptions, the potential payments will differ from the above estimate. Such payments, if and when paid, would typically be recorded as additional purchase price, generally goodwill.
     Commitments exist to loan M&P the lower of the value of their accounts receivable, work-in-process and fixed assets or $75.0 million, on a revolving basis through January 31, 2011, subject to certain termination clauses. This revolving facility bears interest at prime rate plus two percent on the outstanding amount. The loan is fully secured by the accounts receivable, work-in-process and fixed assets of M&P.
     We are required, in the event of non-delivery of customers’ securities owed to us by other broker-dealers or by our customers, to purchase identical securities in the open market. Such purchases could result in losses not reflected in the accompanying consolidated financial statements.
     As of April 30, 2007, we had pledged securities totaling $47.0 million, which satisfied margin deposit requirements of $35.6 million.
     We monitor the credit standing of brokers and dealers and customers with whom we do business. In addition, we monitor the market value of collateral held and the market value of securities receivable from others, and seek to obtain additional collateral if insufficient protection against loss exists.
     HRBFA has two secured lines of credit with an unaffiliated financial institution with a total credit limit of $51.0 million. There were no borrowings on these lines of credit during fiscal years 2007 or 2006 and no outstanding balance at April 30, 2007 or 2006.
     We have contractual commitments to fund certain franchises requesting Franchise Equity Lines of Credit (FELCs). The commitment to fund FELCs as of April 30, 2007 totaled $79.6 million, with a related receivable balance of $47.3 million included in the consolidated balance sheets. The receivable represents the amount drawn on the FELCs as of April 30, 2007
     We are self-insured for certain risks, including certain employee health and benefit, workers’ compensation, property and general liability claims, and claims related to our POM program. We issued three standby letters of credit to servicers paying claims related to our POM, errors and omissions and worker’s compensation insurance policies. These letters of credit are for amounts not to exceed $16.5 million, $3.5 million and

$0.9 million, respectively. At April 30, 2007 there were no balances outstanding on these letters of credit.
     During fiscal year 2006, we entered into a transaction with the City of Kansas City, Missouri, to provide us with sales and property tax savings on the furniture, fixtures and equipment for our new corporate headquarters facility. Under the transaction, the City purchased equipment by issuing $31.0 million in industrial revenue bonds due in December 2015, and leased the furniture, fixtures and equipment to us for an identical term under a capital lease. The City’s bonds were purchased by us. Because the City has assigned the lease to the bond trustee for our benefit as the sole bondholder, we, in effect, control enforcement of the lease against ourselves. As a result of the capital lease treatment, the furniture, fixtures and equipment will remain a component of property, plant and equipment in our consolidated balance sheet. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation. The transaction provides us with property tax exemptions for the leased furniture, fixtures and equipment. Additional revenue bonds may be issued to cover the costs of certain improvements to this facility. The total amount of revenue bonds authorized for issuance is $31.0 million. As of April 30, 2007, we have purchased $31.0 million in bonds.
     Substantially all of the operations of our subsidiaries are conducted in leased premises. Most of the operating leases are for periods ranging from 3 years to 5 years, with renewal options and provide for fixed monthly rentals. Future minimum lease commitments of our continuing operations at April 30, 2007 are as follows:

(in 000s)
2008	$256,555
2009	213,838
2010	163,646
2011	99,420
2012	58,985
2013 and beyond	77,781

$870,225

     Rent expense of our continuing operations for fiscal years 2007, 2006 and 2005 totaled $318.2 million, $301.8 million and $244.2 million, respectively.
     In the regular course of business, we are subject to routine examinations by federal, state and local taxing authorities. In management’s opinion, the disposition of matters raised by such taxing authorities, if any, in such tax examinations would not have a material adverse impact on our consolidated financial statements.
     We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Other guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counter parties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair value of these guarantees and indemnifications is not material as of April 30, 2007.
NOTE 19: LITIGATION AND RELATED CONTINGENCIES
RAL LITIGATION - We have been named as a defendant in numerous lawsuits throughout the country regarding our refund anticipation loan programs (collectively, “RAL Cases”). The RAL Cases have involved a variety of legal theories asserted by plaintiffs. These theories include allegations that, among other things, disclosures in the RAL applications were inadequate, misleading and untimely; the RAL interest rates were usurious and unconscionable; we did not disclose that we would receive part of the finance charges paid by the customer for such loans; untrue, misleading or deceptive statements in marketing RALs; breach of state laws on credit service organizations; breach of contract, unjust enrichment, unfair and deceptive acts or practices; violations of the federal Racketeer Influenced and Corrupt Organizations Act; violations of the federal Fair Debt Collection Practices Act and unfair competition regarding debt collection activities; and that we owe, and breached, a fiduciary duty to our customers in connection with the RAL program.
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
     The People of California v. H&R Block, Inc., H&R Block Services, Inc., H&R Block Enterprises, Inc., H&R Block Tax Services, Inc., Block Financial Corporation, HRB Royalty, Inc., and Does 1 through 50, Case No. CGC-06-449461, in the California Superior Court, San Francisco County, instituted on February 15, 2006 (alleging, among other things, untrue, misleading or deceptive statements in marketing RALs and unfair competition with respect to debt collection activities; seeks equitable relief, civil penalties and restitution). This case is in the discovery stage.
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
     In addition to the New York Attorney General action, a number of civil actions were filed against us concerning the Express IRA matter, the first of which was filed on March 17, 2006. Except for two cases pending in state court, all of the civil actions have been consolidated by the panel for Multi-District Litigation into a single action styled In re H&R Block, Inc. Express IRA Marketing Litigation in the United States District Court for the Western District of Missouri. We intend to defend these cases vigorously, but there are no assurances as to their outcome.
     SECURITIES LITIGATION – On March 17, 2006, the first of three putative class actions alleging violations of certain securities laws were filed against the Company and certain of its current and former officers and directors (the “Securities Class Action Cases”). In addition, on April 5, 2006, the first of nine shareholder derivative actions purportedly brought on behalf of the Company (which is named as a “nominal defendant”) were filed against certain of the Company’s current and former directors and officers (the “Derivative Cases”). On September 20, 2006, the United States District Court for the Western District of Missouri ordered all of the Securities Class Action Cases and the Derivative Cases consolidated into a single action styled In re H&R Block Securities Litigation. The court appointed a lead plaintiff who filed a consolidated complaint on April 6, 2007 against the Company and certain of its officers. The complaint alleges, among other things, deceptive, material and misleading financial statements, failure to prepare financial statements in accordance with generally accepted accounting principles and concealment of the potential for lawsuits stemming from the allegedly fraudulent nature of the Company’s operations. The complaint seeks unspecified damages and equitable relief. We intend to defend this litigation vigorously, but there are no assurances as to its outcome.
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
     As part of an industry-wide review, the IRS is investigating tax-planning strategies that certain RSM McGladrey (RSM) clients utilized during fiscal years 2000 through 2003. Specifically, the IRS is examining these strategies to determine whether RSM complied with tax shelter reporting and listing regulations and whether such strategies were abusive as defined by the IRS. If the IRS were to determine that RSM did not comply with the tax shelter reporting and listing regulations, it might assess fines or penalties against RSM. Moreover, if the IRS were to determine that the tax planning strategies were inappropriate, clients that utilized the strategies could face penalties and interest for underpayment of taxes. Some of these clients are seeking or may attempt to seek recovery from RSM. There can be no assurance regarding the outcome and resolution of this matter.
     RSM EquiCo, Inc., a subsidiary of RSM, is a party to a putative class action filed on July 11, 2006 and entitled Do Right’s Plant Growers v. RSM EquiCo, Inc., RSM McGladrey, Inc., H&R Block, Inc. and Does 1-100, inclusive, Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations regarding business valuation services provided by RSM EquiCo, Inc., including fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition and seeks unspecified damages, restitution and equitable relief. There can be no assurance regarding the outcome and resolution of this matter.
     We have from time to time been party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. Some of these investigations, claims and lawsuits pertain to RALs, the origination and servicing of mortgage loans, the electronic filing of customers’ income tax returns, the POM guarantee program, and our Express IRA program and other investment products and RSM EquiCo, Inc. business valuation services. We believe we have meritorious defenses to each of these claims, and we are defending or intend to defend them vigorously, although there is no assurance as to their outcome. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our consolidated financial statements.
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
NOTE 20: DISCONTINUED OPERATIONS
FINANCIAL STATEMENT PRESENTATION – On November 6, 2006 we announced we would evaluate strategic alternatives for OOMC, including a possible sale or other transaction through the public markets. On April 19, 2007, we entered into an agreement to sell OOMC for cash consideration approximately equal to the estimated fair value of adjusted tangible net assets, as defined in the agreement, at closing less $300 million. The OOMC agreement is subject to various closing conditions and may be terminated by either party if the transaction does not close by December 31, 2007. In conjunction with this plan, we also announced we would terminate the operations of HRBMC. OOMC and HRBMC were previously reported in our Mortgage Services segment.
     During fiscal year 2007, we committed to a plan to sell and/or completed the wind-down of three smaller lines of business previously reported in our Business Services segment, as well as our tax operations in the United Kingdom previously reported in Tax Services. As of April 30, 2007, we met the criteria requiring us to present the related financial results of these businesses as discontinued operations and the assets and liabilities of all of the businesses being sold as held-for-sale and the in the consolidated financial statements for all periods presented.
     We have recorded impairments relating to the disposition of our mortgage businesses during the fourth quarter equal to $345.8 million, including the full impairment of associated goodwill equal to $152.5 million. In addition, we recorded impairments relating to other discontinued businesses totaling $5.0 million. Overhead costs previously allocated to these businesses, totaled $13.4 million, $10.8 million and $10.2 million for the fiscal years 2007, 2006 and 2005, respectively, and are included in continuing operations.
     The major classes of assets and liabilities included as held for sale in our consolidated balance sheets are as follows:

		(in 000s)
April 30,	2007	2006

Cash and cash equivalents	$108,773	$29,161
Residual interests in securitizations – trading	72,691	—
Mortgage loans held for sale	222,810	236,399
Prepaid expenses and other current assets, net	620,193	339,269

Current assets held for sale	$1,024,467	$604,829

Beneficial interest in Trusts	$41,057	$188,014
Residual interests in securitizations — AFS	90,283	159,058
Mortgage servicing rights	253,067	272,472
Mortgage loans held for investment	—	407,538
Goodwill, net	—	159,128
Other assets	338,085	151,214

Noncurrent assets held for sale	$722,492	$1,337,424

Accounts payable, accrued expenses and deposits	$370,226	$158,476
Other liabilities	245,147	61,795

Current liabilities directly associated with with assets held for sale	$615,373	$220,271

     Assets held for sale include deferred tax assets of $393.6, net of the related valuation allowance, and deferred tax liabilities of $94.0 million as of April 30, 2007. Deferred taxes represent the tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities expected to be transferred and their respective tax bases. These differences will become currently deductible or taxable to us upon closing of the transaction.

     The financial results included in discontinued operations are as follows:

			(in 000s)
Year Ended April 30,	2007	2006	2005

Revenue:
Gains on sales of mortgage assets, net	$(459,635)	$713,710	$822,075
Interest income	55,024	133,703	149,581
Loan servicing revenue	433,438	398,992	273,056
Other	45,747	51,643	28,938

	$74,574	$1,298,048	$1,273,650

Income (loss) from operations before income tax (benefit)	$(882,130)	$316,911	$490,102
Impairment of assets	(350,878)	—	—

Pretax income (loss)	(1,233,008)	316,911	490,102
Income tax (benefit)	(425,018)	124,044	185,941

Net income (loss) from discontinued operations	$(807,990)	$192,867	$304,161

     MORTGAGE BANKING ACTIVITIES – We originate mortgage loans and sell most non-prime loans the same day the loans are funded to Trusts. These Trusts meet the criteria of qualifying special purpose entities (QSPEs) and are therefore not consolidated. The sale is recorded in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). The Trusts purchase the loans from us using eight warehouse facilities. As a result of the loan sales to the Trusts, we remove the mortgage loans from our balance sheet and record the gain or loss on the sale, cash proceeds, MSRs, repurchase reserves and a beneficial interest in Trusts, which represents our residual interest in the ultimate expected outcome from the disposition of the loans by the Trusts. The beneficial interest in Trusts was $41.1 million and $188.0 million at April 30, 2007 and 2006, respectively.
     The Trusts, in response to the exercise of a put option by the third-party beneficial interest holders, either sell the loans directly to third-party investors or back to us to pool the loans for securitization. The decision of the beneficial interest holders to complete a loan sale or a securitization is dependent on market conditions. If the Trusts execute loan sales, we receive cash for our beneficial interest in Trusts. In a securitization transaction, the Trusts transfer the loans to one of our consolidated bankruptcy remote subsidiaries, and we transfer our beneficial interest in Trusts and the loans to a securitization trust. The securitization trust meets the definition of a QSPE and is therefore not consolidated. The securitization trust issues bonds, which are supported by the cash flows from the pooled loans, to third-party investors. We retain an interest in the loans in the form of a trading residual interest and usually assume the first risk of loss for credit losses in the loan pool. As the cash flows of the underlying loans and market conditions change, the value of these residual interests may also change, resulting in either additional gains or impairment of the value of the residual interests. These residual interests are classified as trading securities. We held $72.7 million in trading residual interests as of April 30, 2007 and none as of April 30, 2006.
     Activity related to trading residual interests in securitizations consists of the following:

		(in 000s)
April 30,	2007	2006

Balance, beginning of year	$—	$—
Additions (resulting from securitization of mortgage loans)	487,773	353,882
Cash received	(14,845)	(12,858)
Accretion	3,391	5,950
Change of fair value	23,091	9,837
Residuals securitized in NIM transactions	(426,719)	(356,811)

Balance, end of year	$72,691	$—

     To accelerate the cash flows from our trading residual interests, we securitize the majority of these residual interests in NIM transactions. In a NIM transaction, the trading residual interests are transferred to another QSPE (NIM trust), which then issues bonds to third-party investors. The proceeds from the bonds are returned to us as payment for the residual interests. The bonds are secured by the pooled residual interests and are obligations of the NIM trust. We retain a subordinated interest in the NIM trust, and receive cash flows on our residual interest generally after the bonds issued to the third-party investors are paid in full. Residual interests retained from NIM securitizations may also be bundled and sold in a subsequent securitization. The new residual interests are classified as AFS securities.

     Activity related to AFS residual interests in securitizations consists of the following:

		(in 000s)
April 30,	2007	2006

Balance, beginning of year	$159,058	$205,936
Additions (resulting from NIM transactions)	127,580	61,651
Cash received	(13,631)	(80,539)
Cash proceeds from sales and securitizations of residual interests	(25,207)	(62,396)
Accretion	48,552	108,396
Impairments of fair value	(168,878)	(34,107)
Other	(1,672)	(1,583)
Change in unrealized holding gains arising during the period	(35,519)	(38,300)

Balance, end of year	$90,283	$159,058

     Prime mortgage loans are sold in loan sales, servicing released, to third-party buyers.
     We sold $27.5 billion and $40.3 billion of mortgage loans in loan sales to the Trusts and other buyers during the years ended April 30, 2007 and 2006, respectively. Gains totaling $102.0 million and $648.7 million were recorded on these sales, respectively.
     Trading residual interests initially valued at $426.7 million and $356.8 million were securitized in NIM transactions during the years ended April 30, 2007 and 2006, respectively. Net cash proceeds of $299.1 million and $295.2 million were received from the NIM transactions for the years ended April 30, 2007 and 2006, respectively. Total net additions to AFS residual interests for the years ended April 30, 2007 and 2006 were $127.6 million and $61.7 million, respectively.
     Cash flows from AFS residual interests of $13.6 million and $80.5 million were received from the securitization trusts for the years ended April 30, 2007 and 2006, respectively. An additional $25.2 million and $62.4 million was received during fiscal years 2007 and 2006, respectively, as a result of the sale of previously securitized residuals, as discussed below. Cash received on AFS residual interests is included in investing activities of discontinued operations on the consolidated statements of cash flows.
     During fiscal year 2007, we completed sales of previously securitized residual interests and recorded gains of $7.0 million. We received cash proceeds of $25.2 million from the transactions and retained a $4.3 million AFS residual interest. During fiscal year 2006, we completed sales of previously securitized residual interests and recorded gains of $31.5 million. We received cash proceeds of $62.4 million from the transactions and retained a $10.0 million AFS residual interest. These sales accelerate cash flows from the residual interests, effectively realizing previously recorded unrealized gains included in other comprehensive income.
     The following transactions were treated as non-cash investing activities in the consolidated statement of cash flows:

		(in 000s)
Year Ended April 30,	2007	2006

Residual interests mark-to-market	$13,832	$35,274
Additions to AFS residual interests	127,580	61,651
     Residual interests from NIM securitizations are classified as AFS securities and are reported at fair value. Gross unrealized holding gains represent the increase in fair value of residual interests as a result of lower interest rates, loan losses or loan prepayments to date than most recently projected in our valuation models.
     Aggregate net unrealized gains on AFS residual interests, which had not yet been accreted into income, totaled $1.3 million and $44.1 million at April 30, 2007 and 2006, respectively. These unrealized gains are recorded net of deferred taxes in other comprehensive income, and may be recognized in income in future periods either through accretion or upon further securitization of the related residual interest.
     Included in prepaid expenses and other current assets of discontinued operations as of April 30, 2007 and 2006, is $378.6 million and $255.2 million, respectively, in default advances, escrow advances and principal and interest advances related to the servicing of non-prime loans.
     Activity related to MSRs consists of the following:

		(in 000s)
April 30,	2007	2006

Balance, beginning of year	$272,472	$166,614
Additions	172,263	250,537
Amortization	(190,274)	(144,359)
Impairments of fair value	(1,394)	(320)

Balance, end of year	$253,067	$272,472

     Estimated amortization of MSRs for fiscal years 2008, 2009, 2010, 2011 and 2012 is $135.2 million, $67.7 million, $30.6 million, $12.1 million and $4.2 million, respectively. The fair value of MSRs at April 30, 2007 was $397.5 million.
     The key assumptions we used to originally estimate the cash flows and values of our residual interests are as follows:

	2007	2006	2005

Estimated credit losses	5.09%	2.55%	2.72%
Discount rate	24.79%	25.00%	25.00%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at closing date

     The key assumptions we used to estimate the cash flows and values of our residual interests and MSRs at April 30 are as follows:

April 30,	2007	2006

Estimated credit losses – residual interests	5.04%	3.07%
Discount rate – residual interests	24.82%	21.98%
Discount rate – MSRs	20.00%	18.00%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at valuation date
     We originate both adjustable and fixed rate mortgage loans. A key assumption used to estimate the cash flows and values of the residual interests is average annualized prepayment speeds. Prepayment speeds include voluntary prepayments, involuntary prepayments and scheduled principal payments.
     Prepayment rate assumptions are as follows:

	Prior to	Months Outstanding Without
	Penalty	Prepayment Penalty
	Expiration	Zero - 3	Remaining Life

Adjustable rate mortgage loans:
With prepayment penalties	27%	70%	28%
Without prepayment penalties	36%	51%	24%
Fixed rate mortgage loans:
With prepayment penalties	25%	40%	22%
     For fixed rate mortgages without prepayment penalties, we use an average prepayment rate of 20% over the life of the loans. Prepayment rate is projected based on actual paydown including voluntary, involuntary and scheduled principal payments.
     Expected static pool credit losses are as follows:

	Mortgage Loans Securitized in
	2007	2006	2005	2004	2003	Prior

As of:
April 30, 2007	6.41%	6.79%	5.48%	3.45%	2.57%	5.11%
April 30, 2006	—	3.05%	2.48%	2.18%	2.13%	4.22%
April 30, 2005	—	—	2.83%	2.30%	2.08%	4.01%
April 30, 2004	—	—	—	3.92%	4.35%	4.35%
     Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.
     At April 30, 2007, the sensitivities of the current fair value of residual interests and MSRs to 10% and 20% adverse changes in the above key assumptions are presented in the following table. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in this table, the effect of a variation of a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

		(dollars in 000s)
	Residential Mortgage Loans
		AFS Beneficial interest	Trading
	Residuals	in Trusts	Residuals	MSRs

Carrying amount/fair value of residuals	$90,283	$41,057	$72,691	$253,067
Weighted average life (in years)	5.7	2.4	4.1	1.4

$ impact on fair value:
Prepayments (including defaults):
Adverse 10%	$(3,067)	$263	$(3,517)	$(22,410)
Adverse 20%	(1,186)	545	(3,735)	(42,796)

Credit losses:
Adverse 10%	$(17,313)	$(920)	$(6,898)	N/A
Adverse 20%	(34,201)	(1,737)	(12,608)	N/A

Discount rate:
Adverse 10%	$(7,189)	$(744)	$(2,238)	$(7,570)
Adverse 20%	(13,543)	(1,461)	(4,296)	(14,783)

Variable interest rates:
Adverse 10%	$481	$(8,481)	$653	N/A
Adverse 20%	1,210	(16,890)	1,174	N/A
     Increases in prepayment rates related to AFS residuals can generate a positive impact to fair value when reductions in estimated credit losses and prepayment penalties exceed the adverse impact to accretion from accelerating the life of the AFS residual interest.

     Mortgage loans that have been securitized and those held for sale at April 30, 2007 and 2006, past due sixty days or more and the related credit losses incurred are presented below:

						(in 000s)
	Total Principal		Principal Amount of Loans		Credit Losses
	Amount of Loans Outstanding		60 Days or More Past Due		(net of recoveries)
	April 30,		April 30,		Year Ended April 30,
	2007	2006	2007	2006	2007	2006

Securitized mortgage loans	$18,434,940	$10,046,032	$1,383,832	$1,012,414	$147,069	$115,976
Mortgage loans in warehouse Trusts	1,456,078	7,845,834	—	—	—	—
Mortgage loans held for sale	295,208	255,224	202,941	98,906	335,088	69,984

Total loans	$20,186,226	$18,147,090	$1,586,773	$1,111,320	$482,157	$185,960

     DERIVATIVE INSTRUMENTS – A summary of our derivative instruments is as follows:

					(in 000s)
	Asset (Liability)		Gain (Loss) in the
	Balance at April 30,		Year Ended April 30,
	2007	2006	2007	2006	2005

Interest rate swaps	$10,774	$8,831	$(6,990)	$137,192	$47,192
Put options on Eurodollar futures	1,212	3,282	(2,768)	1,071	—
Forward loans sale commitments	—	1,961	—	1,961	—
Interest rate caps	—	—	—	802	(106)
Rate-lock equivalents	(987)	(317)	(2,631)	(1,118)	2,187
Prime short sales	75	777	1,347	1,315	(2,420)

	$11,074	$14,534	$(11,042)	$141,223	$46,853

     We use interest rate swaps, put options on Eurodollar futures and forward loan sale commitments to reduce interest rate risk associated with non-prime loans. We generally enter into interest rate swap arrangements related to existing loan applications and applications we expect to receive prior to our next anticipated change in rates charged to borrowers. Interest rate swaps represent an agreement to exchange interest rate payments, whereby we pay a fixed rate and receive a floating rate. Put options on Eurodollar futures represent the right to sell a Eurodollar futures contract at a specified price in the future. These swap and put option contracts increase in value as rates rise and decrease in value as rates fall. The average notional amount of swap arrangements during fiscal years 2007 and 2006 was $5.7 billion and $8.4 billion, respectively.
     We enter into forward loan sale commitments to manage market risk associated with commitments to fund mortgage loans. We had no forward commitments outstanding at April 30, 2007. Most of our forward commitments give us the option to under- or over-deliver by five to ten percent.
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
     At April 30, 2007, we had commitments to fund both non-prime and prime mortgage loans totaling $2.4 billion for specified periods of time at “locked-in” interest rates. These derivative instruments represent commitments to fund loans (rate-lock equivalents).
     We sell short FNMA, FHLMC and GNMA mortgage-backed securities to reduce our risk related to our commitments to fund fixed-rate prime loans. The position on certain or all of the fixed-rate mortgage loans is closed approximately 10-15 days prior to standard Public Securities Association (PSA) settlement dates.
     None of our derivative instruments qualify for hedge accounting treatment as of April 30, 2007 and 2006.
     COMMITMENTS AND CONTINGENCIES – The following table summarizes certain of our contractual obligations and commitments related to our discontinued operations:

		(in 000s)
April 30,	2007	2006

Commitment to fund mortgage loans	$2,374,938	$4,032,045
Commitment to sell mortgage loans	—	3,052,688
     We have commitments to fund mortgage loans to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. External market forces impact the probability of commitments being exercised, and therefore, total commitments outstanding do not necessarily represent future cash requirements.

     During the fourth quarter of fiscal year 2007, we executed a whole loan trade with a third party who securitized the acquired loans. In conjunction with this sale, we entered into an agreement, whereby the purchaser had the right to sell the resulting residual interest to us at a predetermined price. At April 30, 2007, we recorded a liability of $38.4 million for this obligation on our consolidated balance sheets, which is included in current liabilities held for sale. In May 2007 the purchaser exercised that right and we now hold the residual interest from that securitization.
     In the normal course of business, we maintain recourse with standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require us to repurchase loans previously sold. Repurchased loans are normally sold in subsequent sale transactions. The following table summarizes our loan repurchase activity:

	(dollars in 000s)
April 30,	2007	2006

Loans repurchased during the period (1)	$989,992	$297,606
Repurchase reserves added during period	388,733	73,562
Repurchase reserves added as a percent of originations	1.44%	0.18%

(1)	The fiscal year 2007 amount includes $11.2 million in loans repurchased from HRB Bank.
     A liability has been established related to the potential loss on repurchase of loans previously sold of $38.4 million and $33.4 million at April 30, 2007 and 2006, respectively. On an ongoing basis, we monitor the adequacy of our repurchase liability, which is established upon the initial sale of the loans, and is included in current liabilities held for sale in the consolidated balance sheets. During the year ended April 30, 2007, we experienced higher early payment defaults, resulting in an increase in actual and expected loan repurchase activity. As a result, we increased our reserves accordingly. In establishing our reserves, we’ve assumed all loans that are currently delinquent and subject to contractual repurchase terms will be repurchased, and that approximately 5% of loans previously sold but not yet subject to contractual repurchase terms will be repurchased. Based on historical experience, we assumed an average 26% loss severity on all loans repurchased and expected to be repurchased as of April 30, 2007.
     We are responsible for servicing mortgage loans for others of $63.9 billion and subservicing loans of $3.1 billion at April 30, 2007.
     We are required, under the terms of our securitizations, to build and/or maintain overcollateralization (OC) to specified levels, using the excess cash flows received, until specified percentages of the securitized portfolio are attained. We fund the OC account from the proceeds of the sale. Future cash flows to the residual holder are used to amortize the bonds until a specific percentage of either the original or current balance is retained, which is specified in the securitization agreement. The bondholders’ recourse to us for credit losses is limited to the future excess cash flows and the amount of OC held by the trust. Upon maturity of the bonds, any remaining amounts in the trust are distributed. The estimated future cash flows to be distributed to us are included as part of the residual valuation and are valued based upon anticipated distribution from the OC account. As of April 30, 2007 and 2006, $744.0 million and $358.2 million, respectively, was maintained in various OC accounts. These accounts are not assets of the Company and are not reflected in the accompanying consolidated financial statements, other than to the extent potential OC cash flows are included as part of residual interest valuations.
     OOMC has guaranteed up to a maximum amount equal to approximately 10% of the aggregate principal balance of mortgage loans held by the Trusts before ultimate disposition of the loans by the Trusts. This obligation can be called upon in the event adequate proceeds are not available from the sale of the mortgage loans to satisfy the current or ultimate payment obligations of the Trusts. No losses have been sustained on this commitment since its inception. The total principal amount of Trust obligations outstanding as of April 30, 2007 and 2006 was $1.5 billion and $7.8 billion, respectively. The fair value of mortgage loans held by the Trusts as of April 30, 2007 and 2006 was $1.5 billion and $7.9 billion, respectively. At April 30, 2007 and 2006 we recorded liabilities of $0.03 million and $1.7 million, respectively, which are included in current liabilities held for sale in the consolidated balance sheets. Under the warehouse agreements, we may be required to provide funds in the event of declining loan values, but only to the extent of the 10% guaranteed amount. Funds provided as a result of declining loan values at April 30, 2007 and 2006 totaled $78.3 million and $19.7 million, respectively. Of the amount provided as of April 30, 2007, $44.0 million relates to our off-balance sheet warehouse facilities and is included in the beneficial interest in Trusts while the remaining $34.3 million relates to our on-balance sheet facility. At April 30, 2006, all the funds provided were included in the beneficial interest in Trusts.
     WAREHOUSE FACILITIES. Substantially all non-prime mortgage loans we originate are sold daily to the Trusts. Loans totaling $1.5 billion and $7.8 billion were held by the Trusts as of April 30, 2007 and 2006, respectively, and were not recorded on our consolidated balance sheets. The Trusts purchase the loans from us using committed warehouse facilities, arranged by us, and totaling $9.3 billion in the aggregate. These facilities are subject to various OOMC performance triggers, limits and financial covenants, including tangible net worth, income and leverage ratios and may be subject to margin calls. We hold an interest in the Trusts equal to the difference between the fair value of the assets and cash proceeds, adjusted for contractual advance rates, received from the Trusts. In addition to the margin call feature, loans sold to the Trust are subject to repurchase if certain criteria are not met, including loan default provisions. Unfavorable fluctuations in loan value are guaranteed up to 10% of the original fair value. Additional uncommitted facilities of $2.0 billion bring total capacity to $11.3 billion at April 30, 2007.
     As of April 30, 2007, OOMC did not meet the “minimum net income” financial covenant contained in certain of its committed warehouse facilities. This covenant requires OOMC to maintain a cumulative minimum net income of at least $1 for the four consecutive fiscal quarters ended April 30, 2007. On April 27, 2007, OOMC obtained waivers of the minimum net income financial covenants from all of the warehouse facility providers. These waivers extend through various dates as discussed below. Two waivers are subject to OOMC having a specified amount of total warehouse capacity. If we do not obtain extensions of facilities and waivers that expire before July 31, 2007 or expand existing capacity, we would be in violation of this warehouse capacity requirement.
     OOMC will not meet this financial covenant at July 31, 2007. We have, however, obtained waivers from a sufficient number of warehouse providers to allow OOMC to continue to fund loans using its off-balance sheet financing facilities. At our current origination levels, we estimate we would only need waivers for between $3.0 billion and $4.0 billion of available capacity at any given time. However, the sale of OOMC is subject to various closing conditions, including that OOMC maintain at least $8.0 billion of total capacity in its warehouse facilities throughout the period to the closing date (of which at least $2.0 billion is to be in the form of unused capacity at the closing date).
     If OOMC cannot obtain extensions and waivers, warehouse facility providers would have the right to terminate their future funding obligations under the applicable warehouse facilities, terminate OOMC’s right to service the loans remaining in the applicable warehouse or request funding of the 10% guarantee. This termination could adversely impact OOMC’s ability to fund new loans and our ability to complete the OOMC sales transaction.
     Waivers of the minimum net income financial covenant obtained by OOMC on April 27, 2007 expire as follows:

(in 000s)
Expiration Date	Amount

July 30, 2007	$2,250,000
July 31, 2007	1,500,000
October 2, 2007	1,000,000
October 31, 2007	2,002,000
January 15, 2008	500,000
April 25, 2008	2,000,000
     During fiscal year 2007, we amended our warehouse facility with Citigroup Global Markets Realty Corp (Citigroup) to split OOMC’s existing warehouse financing arrangement with Citigroup into two separate warehouse facilities, one of which is an on-balance sheet facility with capacity of $500.0 million and the other an off-balance sheet facility. Loans totaling $52.7 million were held on the on-balance sheet line at April 30, 2007, with the related loans and liability reported in assets and liabilities held for sale.
     RESTRUCTURING CHARGE – During fiscal year 2006, we initiated a restructuring plan to reduce costs within our mortgage operations. Charges incurred during fiscal year 2007 related to our ongoing restructuring plans totaled $21.5 million and are included in “other adjustments” in the table below. Changes in our restructuring charge liability during the year ended April 30, 2007 are as follows:

				(in 000s)
	Accrual			Accrual
	Balance as of	Cash	Other	Balance as of
	April 30, 2006	Payments	Adjustments	April 30, 2007

Employee severance costs	$1,737	$(8,817)	$10,768	$3,688
Contract termination costs	5,821	(2,874)	7,972	10,919

	$7,558	$(11,691)	$18,740	$14,607

     The remaining liability related to this restructuring charge is included in liabilities held for sale on our consolidated balance sheet and primarily relates to lease obligations for vacant space resulting from branch office closings and employee severance costs.

     Employee severance costs include estimates regarding the amount of severance payments made to certain terminated associates, and contract termination costs include estimates regarding the length of time required to sublease vacant space and expected recovery rates. Actual results could vary from these estimates.
     We incurred additional restructuring charges subsequent to April 30, 2007 and expect these restructuring activities to continue until the sale of OOMC is complete.
     RISKS – Loans to borrowers who do not meet traditional underwriting criteria, or non-prime borrowers, present a higher level of risk of default than prime loans, because of previous credit problems, higher debt-to-income levels, lack of income documentation or limited credit history. Loans to non-prime borrowers also involve additional liquidity risks, as these loans generally have a more limited secondary market than prime loans. During fiscal year 2007 approximately 78% of our non-prime loan originations were adjustable rate mortgages, 12% of non-prime loan originations, including both adjustable rate mortgages and fixed rate mortgages, were interest-only mortgage loans, and 33% of both adjustable rate mortgages and fixed rate mortgages were loans with a 40-year amortization schedule. The actual rates of delinquencies, foreclosures and losses on loans to non-prime borrowers could be higher under adverse economic conditions than those experienced in the mortgage lending industry in general. While we believe the underwriting procedures and appraisal processes we employ enable us to mitigate certain risks inherent in loans made to these borrowers, no assurance can be given that such procedures or processes will afford adequate protection against such risks. Because we sell or securitize almost all of the mortgage loans we originate, any potential credit problems will be reflected in our consolidated financial statements in the fair value of the residual interests we hold in securitizations, or our repurchase reserves established on loans sold to third parties.
     Commitments to fund loans involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the financial statements. Credit risk is mitigated by our evaluation of the creditworthiness of potential borrowers on a case-by-case basis.
     Risks to the stability of our mortgage operations include external events impacting the asset-backed securities market and loan sale market, such as the level of and fluctuations in interest rates, real estate and other asset values, changes in the securitization market and competition.
NOTE 21: SEGMENT INFORMATION
HRB Bank commenced operations on May 1, 2006 as a wholly-owned subsidiary, at which time we realigned certain segments of our business to reflect a new management reporting structure. The previously reported Investment Services segment and HRB Bank have been combined in the Consumer Financial Services segment.
     During fiscal year 2007, we met the criteria requiring us to present the related financial results of OOMC, HRBMC and other businesses as discontinued operations and the assets and liabilities of all of the businesses being sold as held-for-sale in the consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations. See additional discussion in note 20.
     Management has determined the reportable segments identified below according to types of services offered and the manner in which operational decisions are made. We operate in the following reportable segments:
     TAX SERVICES – This segment is primarily engaged in providing tax return preparation and related services and products in the U.S., Canada and Australia. During fiscal year 2007, our operations in the United Kingdom were closed. Segment revenues include fees earned for tax-related services performed at company-owned tax offices, royalties from franchise offices, sales of tax preparation and other software, fees from online tax preparation, and payments related to RAL participations. This segment includes the Company’s tax preparation software — TaxCut® from H&R Block, and other personal productivity software offered to the general public, and offers online do-it-yourself-tax preparation, online tax advice to the general public through various websites. Revenues of this segment are seasonal in nature.
     Our international operations contributed $131.8 million, $120.3 million and $102.2 million in revenues for fiscal years 2007, 2006 and 2005, respectively, and $20.1 million, $17.7 million and $10.8 million of pretax income, respectively.
     BUSINESS SERVICES – This segment offers middle-market companies accounting, tax and business consulting services, wealth management, and capital markets services in offices located throughout the U.S. Revenues of this segment are seasonal in nature.
     CONSUMER FINANCIAL SERVICES – The Consumer Financial Services segment is primarily engaged in offering brokerage services, along with investment planning and related financial advice through HRBFA and full-service banking through HRB Bank. HRB Bank offers traditional banking services, including checking and savings accounts, home equity lines of credit, individual retirement accounts, certificates of deposit and prepaid debit card accounts. HRB Bank also purchases loans from OOMC, HRBMC and other lenders to hold for investment purposes.
     CORPORATE – Corporate support departments provide services to our operating segments, consisting of marketing, information technology, facilities, human resources, executive, legal, finance, government relations and corporate communications. These support department costs are largely allocated to our operating segments. Our captive insurance and franchise financing subsidiaries are also included below within Corporate. The pretax losses shown below result primarily from interest expense and overhead costs previously allocated to our discontinued operations. The pretax loss from Corporate for fiscal year 2005 includes a non-operating gain of $17.3 million, or $0.03 per diluted share, resulting from legal recoveries.
     IDENTIFIABLE ASSETS – Identifiable assets are those assets, including goodwill and intangible assets, associated with each reportable segment. The remaining assets are classified as corporate assets, which consist primarily of cash, marketable securities and equipment, or assets of discontinued operations.
     Information concerning the Company’s operations by reportable segment is as follows.

			(in 000s)

Year Ended April 30,	2007	2006	2005

REVENUES –
Tax Services	$2,685,858	$2,449,751	$2,356,708
Business Services	932,361	828,133	547,185
Consumer Financial Services	388,090	287,955	239,244
Corporate	14,965	8,914	3,232

	$4,021,274	$3,574,753	$3,146,369

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES –
Tax Services	$705,171	$590,089	$665,291
Business Services	57,661	70,661	43,207
Consumer Financial Services	19,811	(32,835)	(75,370)
Corporate	(146,845)	(117,433)	(105,515)

	$635,798	$510,482	$527,613

DEPRECIATION AND AMORTIZATION –
Tax Services	$68,369	$69,074	$79,005
Business Services	35,046	32,143	20,241
Consumer Financial Services	45,308	46,081	48,662
Corporate	1,492	1,023	2,028

	$150,215	$148,321	$149,936

			(in 000s)

Year Ended April 30,	2007	2006	2005

CAPITAL EXPENDITURES –
Tax Services	$41,809	$43,607	$74,297
Business Services	31,770	23,731	17,778
Consumer Financial Services	2,743	11,088	9,503
Corporate	84,769	114,851	46,463

	$161,091	$193,277	$148,041

IDENTIFIABLE ASSETS –
Tax Services	$961,415	$843,717	$716,981
Business Services	941,754	947,601	669,424
Consumer Financial Services	2,619,946	1,306,822	1,481,127
Corporate	1,229,419	948,742	1,320,054
Assets of discontinued operations	1,746,959	1,942,253	1,350,470

	$7,499,493	$5,989,135	$5,538,056

NOTE 22: QUARTERLY FINANCIAL DATA (UNAUDITED)
During fiscal year 2007, we met the criteria requiring us to present the related financial results of OOMC, HRBMC and other smaller businesses as discontinued operations and the assets and liabilities of all of the businesses being sold as held-for-sale in the consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations. See additional discussion in note 20.

				(in 000s, except per share amounts)

Fiscal Year 2007 Quarter Ended	Fiscal Year 2007	April 30, 2007	January 31, 2007	October 31, 2006	July 31, 2006

Revenues	$4,021,274	$2,351,242	$931,179	$396,083	$342,770

Income (loss) from continuing operations before tax (benefit)	635,798	1,006,266	22,125	(198,619)	(193,974)
Income tax (benefit)	261,461	415,037	181	(77,622)	(76,135)

Net income (loss) from continuing operations	374,337	591,229	21,944	(120,997)	(117,839)
Net loss of discontinued operations (1)	(807,990)	(676,793)	(82,196)	(35,463)	(13,538)

Net loss	$(433,653)	$(85,564)	$(60,252)	$(156,460)	$(131,377)

Basic earnings (loss) per share:
Net income (loss) of continuing operations	$1.16	$1.83	$0.07	$(0.38)	$(0.36)
Net loss of discontinued operations	(2.50)	(2.09)	(0.26)	(0.11)	(0.05)

Net loss	$(1.34)	$(0.26)	$(0.19)	$(0.49)	$(0.41)

Diluted earnings (loss) per share
Net income (loss) of continuing operations	$1.15	$1.81	$0.07	$(0.38)	$(0.36)
Net loss of discontinued operations	(2.48)	(2.07)	(0.25)	(0.11)	(0.05)

Net loss	$(1.33)	$(0.26)	$(0.18)	$(0.49)	$(0.41)

(1)	The net loss of discontinued operations for the fourth quarter of fiscal year 2007 includes pretax charges relating to impairment of goodwill and assets held for sale of $350.8 million, impairments of residual interests of $95.8 million and provisions for loan repurchase obligations of $137.7 million.

Fiscal Year 2006 Quarter Ended	Fiscal Year 2006	April 30, 2006	January 31, 2006	October 31, 2005	July 31, 2005

Revenues	$3,574,753	$2,178,120	$842,996	$309,345	$244,292

Income (loss) from continuing operations before tax (benefit)	510,482	909,409	(42,064)	(178,456)	(178,407)
Income tax (benefit)	212,941	367,673	(13,716)	(70,518)	(70,498)

Net income (loss) from continuing operations	297,541	541,736	(28,348)	(107,938)	(107,909)
Net income of discontinued operations	192,867	45,802	40,461	26,689	79,915

Net income (loss)	$490,408	$587,538	$12,113	$(81,249)	$(27,994)

Basic earnings (loss) per share:
Net income (loss) of continuing operations	$0.91	$1.65	$(0.09)	$(0.33)	$(0.33)
Net income of discontinued operations	0.58	0.14	0.13	0.08	0.25

Net income (loss)	$1.49	$1.79	$0.04	$(0.25)	$(0.08)

Diluted earnings (loss) per share
Net income (loss) of continuing operations	$0.89	$1.63	$(0.09)	$(0.33)	$(0.33)
Net income of discontinued operations	0.58	0.14	0.13	0.08	0.25

Net income (loss)	$1.47	$1.77	$0.04	$(0.25)	$(0.08)

     The accumulation of four quarters in fiscal years 2007 and 2006 for earnings per share may not equal the related per share amounts for the years ended April 30, 2007 and 2006 due to the repurchase of treasury shares, the timing of the exercise of stock options and release of restricted shares, and the antidilutive effect of stock options and unvested restricted shares in the first two quarters.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fiscal Year

FISCAL YEAR 2007 –
Dividends per share	$0.14	$0.14	$0.14	$0.13	$0.53
Stock price range:
High	$24.05	$24.86	$22.94	$24.30	$24.86
Low	18.31	21.47	20.20	21.25	18.31

FISCAL YEAR 2006 –
Dividends per share	$0.13	$0.13	$0.13	$0.11	$0.49
Stock price range:
High	$25.67	$26.96	$29.02	$30.00	$30.00
Low	19.80	23.06	23.01	24.47	19.80
NOTE 23: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Block Financial Corporation (BFC) is an indirect, wholly-owned subsidiary of the Company. BFC is the Issuer and H&R Block, Inc. is the Guarantor of the $500.0 million credit facility entered into in April 2007, $400.0 million 5.125% Senior Notes issued on October 26, 2004 and $500.0 million 8 1/2% Senior Notes that matured in April 2007. Our guarantee is full and unconditional. The following condensed consolidating financial statements present separate information for BFC, the Company and for our other subsidiaries, and should be read in conjunction with our consolidated financial statements.
     These condensed consolidating financial statements have been prepared using the equity method of accounting. Income of subsidiaries is, therefore, reflected in our investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholder’s equity and other intercompany balances and transactions.
CONDENSED CONSOLIDATING INCOME STATEMENTS

					(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2007	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Revenues	$—	$974,664	$3,060,409	$(13,799)	$4,021,274

Expenses:
Cost of service revenues	—	214,223	2,113,532	(1,559)	2,326,196
Cost of other revenues	—	157,017	25,245	—	182,262
Selling, general and administrative	—	306,095	554,132	(7,273)	852,954

	—	677,335	2,692,909	(8,832)	3,361,412

Operating income	—	297,329	367,500	(4,967)	659,862
Interest expense	—	(45,153)	(1,767)	—	(46,920)
Other income, net	635,798	19,999	2,857	(635,798)	22,856

Income from continuing operations before taxes	635,798	272,175	368,590	(640,765)	635,798
Income taxes	261,461	109,589	153,915	(263,504)	261,461

Net income from continuing operations	374,337	162,586	214,675	(377,261)	374,337
Net loss from discontinued operations	(807,990)	(790,862)	(20,362)	811,224	(807,990)

Net income (loss)	$(433,653)	$(628,276)	$194,313	$433,963	$(433,653)

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2006	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Revenues	$—	$771,178	$2,820,183	$(16,608)	$3,574,753

Expenses:
Cost of service revenues	—	203,835	1,865,580	(620)	2,068,795
Cost of other revenues	—	42,580	34,673	—	77,253
Selling, general and administrative	—	302,434	596,890	(7,633)	891,691

	—	548,849	2,497,143	(8,253)	3,037,739

Operating income	—	222,329	323,040	(8,355)	537,014
Interest expense	—	(47,242)	(1,817)	—	(49,059)
Other income, net	510,482	—	22,527	(510,482)	22,527

Income from continuing operations before taxes	510,482	175,087	343,750	(518,837)	510,482
Income taxes	212,941	75,043	141,188	(216,231)	212,941

Net income from continuing operations	297,541	100,044	202,562	(302,606)	297,541
Net income (loss) from discontinued operations	192,867	203,245	(15,162)	(188,083)	192,867

Net income	$490,408	$303,289	$187,400	$(490,689)	$490,408

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2005	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Revenues	$—	$625,769	$2,537,780	$(17,180)	$3,146,369

Expenses:
Cost of service revenues	—	182,905	1,617,603	(184)	1,800,324
Cost of other revenues	—	61,456	29,291	—	90,747
Selling, general and administrative	—	274,537	423,412	(4,802)	693,147

	—	518,898	2,070,306	(4,986)	2,584,218

Operating income	—	106,871	467,474	(12,194)	562,151
Interest expense	—	(59,247)	(3,293)	173	(62,367)
Other income, net	527,613	17,277	10,552	(527,613)	27,829

Income from continuing operations before taxes	527,613	64,901	474,733	(539,634)	527,613
Income taxes	207,864	31,390	181,053	(212,443)	207,864

Net income from continuing operations	319,749	33,511	293,680	(327,191)	319,749
Net income (loss) from discontinued operations	304,161	308,104	(9,918)	(298,186)	304,161

Net income	$623,910	$341,615	$283,762	$(625,377)	$623,910

CONDENSED CONSOLIDATING BALANCE SHEETS

					(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2007	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Cash & cash equivalents	$—	$165,118	$756,720	$—	$921,838
Cash & cash equivalents — restricted	—	329,000	3,646	—	332,646
Receivables from customers, brokers and dealers, net	—	410,522	—	—	410,522
Receivables, net	233	154,060	401,962	—	556,255
Mortgage loans held for investment	—	1,358,222	—	—	1,358,222
Intangible assets and goodwill, net	—	197,914	977,418	—	1,175,332
Investments in subsidiaries	4,586,474	—	414	(4,586,474)	414
Assets held for sale	—	1,720,984	25,975	—	1,746,959
Other assets	—	129,879	867,419	7	997,305

Total assets	$4,586,707	$4,465,699	$3,033,554	$(4,586,467)	$7,499,493

Commercial paper and other, short-term borrowings	$—	$1,567,082	$—	$—	$1,567,082
Customer deposits	—	1,129,263	—	—	1,129,263
Accounts payable to customers, brokers and dealers	—	633,189	—	—	633,189
Long-term debt	—	502,236	17,571	—	519,807
Liabilities held for sale	—	610,391	4,982	—	615,373
Other liabilities	2	254,906	1,365,372	—	1,620,280
Net intercompany advances	3,172,206	(1,341,912)	(1,830,294)	—	—
Stockholders’ equity	1,414,499	1,110,544	3,475,923	(4,586,467)	1,414,499

Total liabilities and stockholders’ equity	$4,586,707	$4,465,699	$3,033,554	$(4,586,467)	$7,499,493

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2006	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Cash & cash equivalents	$—	$134,407	$539,420	$—	$673,827
Cash & cash equivalents — restricted	—	368,999	16,440	—	385,439
Receivables from customers, brokers and dealers, net	—	496,577	—	—	496,577
Receivables, net	161	107,079	368,056	—	475,296
Intangible assets and goodwill, net	—	234,727	916,922	—	1,151,649
Investments in subsidiaries	5,237,611	215	456	(5,237,611)	671
Assets held for sale	—	1,893,834	48,419	—	1,942,253
Other assets	—	422,177	441,786	(540)	863,423

Total assets	$5,237,772	$3,658,015	$2,331,499	$(5,238,151)	$5,989,135

Accounts payable to customers, brokers and dealers	$—	$781,303	$—	$—	$781,303
Long-term debt	—	398,001	19,261	—	417,262
Liabilities held for sale	—	216,463	3,808	—	220,271
Other liabilities	2	826,148	1,596,350	—	2,422,500
Net intercompany advances	3,089,971	(355,358)	(2,734,567)	(46)	—
Stockholders’ equity	2,147,799	1,791,458	3,446,647	(5,238,105)	2,147,799

Total liabilities and stockholders’ equity	$5,237,772	$3,658,015	$2,331,499	$(5,238,151)	$5,989,135

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

				(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2007	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Net cash provided by (used in) operating activities:	$47,638	$(244,776)	$(387,586)	$—	$(584,724)

Cash flows from investing activities:
Mortgage loans originated for investment, net	—	(954,281)	—	—	(954,281)
Purchases of property & equipment	—	(3,063)	(158,028)	—	(161,091)
Payments made for business acquisitions	—	—	(57,554)	—	(57,554)
Net intercompany advances	276,450	—	—	(276,450)	—
Investing cash flows of discontinued operations	—	19,744	(4,382)	—	15,362
Other, net	—	3,955	(4,767)	—	(812)

Net cash provided by (used in) investing activities	276,450	(933,645)	(224,731)	(276,450)	(1,158,376)

Cash flows from financing activities:
Repayments of commercial paper	—	(7,908,668)	(355,893)	—	(8,264,561)
Proceeds from commercial paper	—	8,900,750	355,893	—	9,256,643
Repayments of other short-term borrowings	—	(6,010,432)	—	—	(6,010,432)
Proceeds from other short-term borrowings	—	6,689,432	—	—	6,689,432
Customer banking deposits	—	1,129,263	—	—	1,129,263
Repayments of Senior Notes	—	(500,000)	—	—	(500,000)
Dividends paid	(171,966)	—	—	—	(171,966)
Acquisition of treasury shares	(188,802)	—	—	—	(188,802)
Proceeds from issuance of common stock	25,703	—	—	—	25,703
Excess tax benefits on stock-based compensation	3,236	—	—	—	3,236
Net intercompany advances	—	(1,134,416)	857,966	276,450	—
Financing cash flows of discontinued operations	—	52,698	(277)	—	52,421
Other, net	7,741	(9,495)	(28,072)	—	(29,826)

Net cash provided by (used in) financing activities	(324,088)	1,209,132	829,617	276,450	1,991,111

Net decrease in cash and cash equivalents	—	30,711	217,300	—	248,011
Cash and cash equivalents at beginning of the year	—	134,407	539,420	—	673,827

Cash and cash equivalents at end of the year	$—	$165,118	$756,720	$—	$921,838

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2006	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Net cash provided by (used in) operating activities:	$66,667	$7,823	$519,652	$—	$594,142

Cash flows from investing activities:
Purchases of property & equipment	—	(11,130)	(182,147)	—	(193,277)
Payments made for business acquisitions	—	(2,939)	(207,203)	—	(210,142)
Net intercompany advances	245,169	—	—	(245,169)	—
Investing cash flows of discontinued operations	—	(309,303)	(14,792)	—	(324,095)
Other, net	—	14,096	24,913	—	39,009

Net cash provided by (used in) investing activities	245,169	(309,276)	(379,229)	(245,169)	(688,505)

Cash flows from financing activities:
Repayments of short-term debt	—	(6,165,463)	(258,418)	—	(6,423,881)
Proceeds from issuance of short-term debt	—	6,165,463	258,418	—	6,423,881
Repayments of lines of credit	—	(625,000)	—	—	(625,000)
Proceeds from lines of credit	—	625,000	—	—	625,000
Payments on acquisition debt	—	—	(26,819)	—	(26,819)
Dividends paid	(160,031)	—	—	—	(160,031)
Acquisition of treasury shares	(260,312)	—	—	—	(260,312)
Proceeds from issuance of common stock	98,481	—	—	—	98,481
Net intercompany advances	—	286,253	(531,422)	245,169	—
Other, net	10,026	14,538	21,081	—	45,645

Net cash provided by (used in) financing activities	(311,836)	300,791	(537,160)	245,169	(303,036)

Net decrease in cash and cash equivalents	—	(662)	(396,737)	—	(397,399)
Cash and cash equivalents at beginning of the year	—	135,069	936,157	—	1,071,226

Cash and cash equivalents at end of the year	$—	$134,407	$539,420	$—	$673,827

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2005	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	H&R Block

Net cash provided by operating activities:	$39,134	$123,381	$351,882	$—	$514,397

Cash flows from investing activities:
Purchases of property & equipment	—	(9,642)	(138,399)	—	(148,041)
Payments made for business acquisitions	—	—	(23,254)	—	(23,254)
Net intercompany advances	497,774	—	—	(497,774)	—
Investing cash flows of discontinued operations	—	119,806	(24,028)	—	95,778
Other, net	—	(6,664)	23,771	—	17,107

Net cash provided by (used in) investing activities	497,774	103,500	(161,910)	(497,774)	(58,410)

Cash flows from financing activities:
Repayments of short-term debt	—	(5,191,623)	—	—	(5,191,623)
Proceeds from issuance of short-term debt	—	5,191,623	—	—	5,191,623
Repayments of lines of credit	—	(750,000)	—	—	(750,000)
Proceeds from lines of credit	—	750,000	—	—	750,000
Repayments of long-term debt	—	(250,000)	—	—	(250,000)
Proceeds from issuance of long-term debt	—	395,221	—	—	395,221
Payments on acquisition debt	—	—	(25,664)	—	(25,664)
Dividends paid	(142,988)	—	—	—	(142,988)
Acquisition of treasury shares	(530,022)	—	—	—	(530,022)
Proceeds from issuance of common stock	129,324	—	—	—	129,324
Net intercompany advances	—	(324,424)	(173,350)	497,774	—
Financing cash flows of discontinued operations	—	(15,126)	—	—	(15,126)
Other, net	6,778	(1,687)	6,249	—	11,340

Net cash provided by (used in) financing activities	(536,908)	(196,016)	(192,765)	497,774	(427,915)

Net increase (decrease) in cash and cash equivalents	—	30,865	(2,793)	—	28,072
Cash and cash equivalents at beginning of the year	—	104,204	938,950	—	1,043,154

Cash and cash equivalents at end of the year	$—	$135,069	$936,157	$—	$1,071,226

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
(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING –
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of April 30, 2007.
     Based on our assessment, management concluded that, as of April 30, 2007, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO.
     The Company’s external auditors, KPMG LLP, an independent registered public accounting firm, have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears near the beginning of Item 8.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING –
During the quarter ended April 30, 2007, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described in our Form 10-Q for the quarter ended January 31, 2007, the process for valuing certain residual interests in securitizations was enhanced at the time of our third quarter filing. The residual valuation process was effectively executed for the quarter ended April 30, 2007, such that there was no material weakness in internal controls over financial reporting as of April 30, 2007.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following information appearing in our definitive proxy statement, to be filed no later than 120 days after April 30, 2007, is incorporated herein by reference:
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
     Information about our executive officers as of May 15, 2007 is as follows:

Name, age	Current position	Business experience since May 1, 2002

Mark A. Ernst, age 48	Chairman of the Board, President and Chief Executive Officer	Chairman of the Board of Directors since September 2002; Chief Executive Officer since January 2001; President of the Company since September 1999. Mr. Ernst has been a Member of the Board of Directors since September 1999.

William L. Trubeck, age 60	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer since October 2004; Executive Vice President – Western Group of Waste Management, Inc. from April 2003 until October 2004; Chief Administrative Officer of Waste Management, Inc. from May 2002 until April 2003; Chief Financial Officer of Waste Management, Inc., from March 2000 to April 2003.

Jeffrey E. Nachbor, age 42	Senior Vice President and Corporate Controller	Senior Vice President and Corporate Controller since October 2005; Senior Vice President and Chief Financial Officer of Sharper Image Corporation from February 2005 until October 2005; Senior Vice President, Corporate Controller of Staples, Inc., from April 2003 to February 2005; Vice President of Finance of Victoria’s Secret Direct, a Division of Limited Brands, Inc., from December 2000 to April 2003.

Robert E. Dubrish, age 55	President and Chief Executive Officer, Option One Mortgage Corporation	President and Chief Executive Officer, Option One Mortgage Corporation, since March 1996.

Timothy C. Gokey, age 45	President, Retail Tax Services	President, Retail Tax Services since June 2004; McKinsey & Company from 1986 until June 2004.

Carol F. Graebner, age 53	Executive Vice President and General Counsel	Executive Vice President and General Counsel since November 2006; Executive Vice President and General Counsel - Dynegy Inc. from March 2003 until December 2005; Senior Vice President and General Counsel - Duke Energy International from 1998 to 2003.

Tammy S. Serati, age 48	Senior Vice President, Human Resources	Senior Vice President, Human Resources since December 2002; Vice President, Human Resources Corporate Staffs, for Monsanto Agricultural Company, from May 2000 through November 2002.

Steven Tait, age 47	President, RSM McGladrey Business Services, Inc.	President, RSM McGladrey Business Services, Inc. since April 2003; Executive Vice President, Sales & Client Operations, Gartner, Inc., from June 2001 through March 2003.

ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2007, in the sections entitled “Director Compensation” and “Compensation of Executive Officers,” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
  STOCKHOLDER MATTERS
     The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2007, in the section titled “Equity Compensation Plans” and in the section titled “Information Regarding Security Holders,” and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A no later than 120 days after April 30, 2007, in the section titled “Employee Agreements, Change in Control and Other Arrangements,” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A no later than 120 days after April 30, 2007, in the section titled “Audit Fees,” and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this Report:
1.	The following financial statements appearing in Item 8: “Consolidated Statements of Income and Comprehensive Income;” “Consolidated Balance Sheets;” “Consolidated Statements of Cash Flows;” and “Consolidated Statements of Stockholders’ Equity.”

2.	Financial Statement Schedule II — Valuation and Qualifying Accounts with the related Reports of Independent Registered Public Accounting Firms. These will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareholders.

3.	Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The following exhibits are required to be filed as exhibits to this Form 10-K:
10.2	Form of 2003 Long-Term Executive Compensation Plan Award Agreement.

10.14	H&R Block Severance Plan.

10.15	Amendment No. 1 to the H&R Block Severance Plan.

10.24	Employment Agreement dated November 1, 2006 between HRB Management, Inc. and Carol Graebner.

10.39	Bridge Credit and Guarantee Agreement dated as of April 16, 2007 among Block Financial Corporation, H&R Block, Inc., the lenders party thereto, and HSBC Bank USA National Association.

10.58	Supplemental Indenture Number One dated as of April 27, 2007 to the Indenture dated as of November 1, 2003 between Option One Owner Trust 2003-5 and Wells Fargo Bank, N.A.

10.65	Amendment Number Six to the Second Amended and Restated Sale and Servicing Agreement dated as of March 15, 2005 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A.

10.66	Amendment Number Seven to the Second Amended and Restated Sale and Servicing Agreement dated as of March 8, 2005 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A.,

10.69	Amendment Number Eight to the Amended and Restated Note Purchase Agreement dated as of November 25, 2003 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation and Bank of America, N.A.

10.72	Amendment Number Ten to the Amended and Restated Indenture dated as of November 25, 2003 between Option One Owner Trust 2001-2 and Wells Fargo Bank, N.A.

10.78	Amendment No. One to the Pricing Side Letter dated as of January 19, 2007, among Option One Loan Warehouse LLC, Option One Mortgage Corporation, Option One Owner Trust 2002-3, UBS Real Estate Securities, Inc. and Wells Fargo Bank, N.A.

10.85	Amendment Number Eight to the Amended and Restated Indenture dated as of November 25, 2003 between Option One Owner Trust 2001-1A and Wells Fargo Bank, N.A.

10.92	Fifth Amended and Restated Pricing Side Letter dated as of April 27, 2007 among Option One Owner Trust 2003-4, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A.

10.101	Amendment Number Two to the Pricing Letter dated as of December 30, 2005 among Option One Owner Trust 2005-9, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A.

12	Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2007.

21	Subsidiaries of the Company.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareholders.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

Mark A. Ernst
Chairman of the Board, President and
Chief Executive Officer
June 29, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated on June 29, 2007.

Mark A. Ernst
Chairman of the Board, President, Chief Executive
Officer and Director (principal executive officer)

Henry F. Frigon
Director

Louis W. Smith
Director

Thomas M. Bloch
Director

Roger W. Hale
Director

Rayford Wilkins, Jr.
Director

Jerry D. Choate
Director

Len J. Lauer
Director

William L. Trubeck
Executive Vice President and Chief Financial
Officer (principal financial officer)

Donna R. Ecton
Director

David B. Lewis
Director

Jeffrey E. Nachbor
Senior Vice President and Corporate Controller
(principal accounting officer)

Tom D. Seip
Director

EXHIBIT INDEX
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:
3.1		Restated Articles of Incorporation of H&R Block, Inc., as amended, filed as Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, are incorporated herein by reference.

3.2		Certificate of Amendment of Articles of Incorporation effective September 30, 2004, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.

3.3		Amended and Restated Bylaws of H&R Block, Inc., as amended and restated as of June 9, 2004, filed as Exhibit 3.3 to the Company’s annual report on Form 10-K for the year ended April 30, 2004, file number 1-6089, is incorporated herein by reference.

4.1		Indenture dated as of October 20, 1997, among H&R Block, Inc., Block Financial Corporation and Bankers Trust Company, as Trustee, filed as Exhibit 4(a) to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 1997, file number 1-6089, is incorporated herein by reference.

4.2		First Supplemental Indenture, dated as of April 18, 2000, among H&R Block, Inc., Block Financial Corporation, Bankers Trust Company and the Bank of New York, filed as Exhibit 4(a) to the Company’s current report on Form 8-K dated April 13, 2000, file number 1-6089, is incorporated herein by reference.

4.3		Officer’s Certificate, dated October 26, 2004, in respect of 5.125% Notes due 2014 of Block Financial Corporation, filed as Exhibit 4.1 to the Company’s current report on Form 8-K dated October 21, 2004, file number 1-6089, is incorporated herein by reference.

4.4		Form of 5.125% Note due 2014 of Block Financial Corporation, filed as Exhibit 4.2 to the Company’s current report on Form 8-K dated October 21, 2004, file number 1-6089, is incorporated herein by reference.

4.5		Copy of Rights Agreement dated March 25, 1998, between H&R Block, Inc. and ChaseMellon Shareholder Services, L.L.C., filed on July 22, 1998 as Exhibit 1 to the Company’s Registration Statement on Form 8-A, file number 1-6089, is incorporated herein by reference.

4.6		Form of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(e) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated by reference.

4.7		Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(j) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1998, file number 1-6089, is incorporated by reference.

4.8		Form of Certificate of Designation, Preferences and Rights of Delayed Convertible Preferred Stock of H&R Block, Inc., filed as Exhibit 4(f) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated by reference.

10.1	*	The Company’s 2003 Long-Term Executive Compensation Plan, as amended and restated as of September 10, 2003, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2003, file number 1-6089, is incorporated by reference.

10.2	*	Form of 2003 Long-Term Executive Compensation Plan Award Agreement.

10.3	*	The H&R Block Deferred Compensation Plan for Directors, as Amended and Restated effective July 1, 2002, filed as Exhibit 10.2 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.

10.4	*	The H&R Block Deferred Compensation Plan for Executives, as Amended and Restated July 1, 2002, filed as Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.

10.5	*	Amendment No. 1 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, effective as of March 12, 2003, filed as Exhibit 10.5 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.

10.6	*	The H&R Block Executive Performance Plan, filed as Exhibit 10.6 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2006, file number 1-6089, is incorporated herein by reference..

10.7	*	The Company’s 1989 Stock Option Plan for Outside Directors, as amended and restated as of September 8, 2004, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.

10.8	*	Form of 1989 Stock Option Plan for Outside Directors Stock Option Agreement, filed as Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.9	*	The H&R Block Stock Plan for Non-Employee Directors, as amended August 1, 2001, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.

10.10	*	The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended August 1, 2001, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.

10.11	*	The H&R Block, Inc. Executive Survivor Plan (as Amended and Restated) filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-6089, is incorporated herein by reference.

10.12	*	First Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), filed as Exhibit 10.9 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.

10.13	*	Second Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), effective as of March 12, 2003, filed as Exhibit 10.12 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.

10.14	*	H&R Block Severance Plan.

10.15	*	Amendment No. 1 to the H&R Block Severance Plan

10.16	*	Employment Agreement dated July 16, 1998, between the Company and Mark A. Ernst, filed as Exhibit 10(a) to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 1998, file number 1-6089, is incorporated herein by reference.

10.17	*	Amendment to Employment Agreement dated June 30, 2000, between HRB Management, Inc. and Mark A. Ernst, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2000, file number 1-6089, is incorporated herein by reference.

10.18	*	Employment Agreement dated as of October 4, 2004 between HRB Management, Inc. and William L. Trubeck, filed as Exhibit 10.2 to the Company’s current report on Form 8-K/A Amendment No. 1 dated September 9, 2004, file number 1-6089, is incorporated herein by reference.

10.19	*	Employment Agreement between Option One Mortgage Corporation and Robert E. Dubrish, executed on February 9, 2002, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended

January 31, 2002, file number 1-6089, is incorporated herein by reference.

10.20	*	Employment Agreement dated December 2, 2002 between HRB Management, Inc. and Tammy S. Serati, filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended January 31, 2003, file number 1-6089, is incorporated herein by reference.

10.21		*Employment Agreement dated as of April 1, 2003 between HRB Business Services, Inc. and Steven Tait, filed as Exhibit 10.23 to the annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.

10.22	*	Employment Agreement dated as of June 28, 2004 between H&R Block Services, Inc. and Timothy C. Gokey, filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended July 31, 2004, file number 1-6089, is incorporated herein by reference.

10.23	*	Employment Agreement dated September 27, 2005 between HRB Management, Inc. and Jeff Nachbor, filed as Exhibit 10.10 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.

10.24	*	Employment Agreement dated November 1, 2006 between HRB Management, Inc. and Carol Graebner.

10.25	*	Separation and Release Agreement between HRB Management, Inc. and Nicholas J. Spaeth, filed as Exhibit 10.32 to the quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 106089, is incorporated herein by reference.

10.26	*	Form of Indemnification Agreement for directors, filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated December 14, 2005, file number 1-6089, is incorporated herein by reference.

10.27		HSBC Retail Settlement Products Distribution Agreement dated as of September 23, 2005, among HSBC Bank USA, National Association, HSBC Taxpayer Financial Services Inc., Beneficial Franchise Company Inc., Household Tax Masters Acquisition Corporation, H&R Block Services, Inc., H&R Block Tax Services, Inc., H&R Block Enterprises, Inc., H&R Block Eastern Enterprises, Inc., H&R Block Digital Tax Solutions, LLC, H&R Block Associates, L.P., HRB Royalty, Inc., HSBC Finance Corporation and H&R Block, Inc., filed as Exhibit 10.14 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference. **

10.28		HSBC Digital Settlement Products Distribution Agreement dated as of September 23, 2005, among HSBC Bank USA, National Association, HSBC Taxpayer Financial Services Inc., H&R Block Digital Tax Solutions, LLC, and H&R Block Services, Inc., filed as Exhibit 10.15 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference. **

10.29		HSBC Program Appendix of Defined Terms and Rules of Construction, filed as Exhibit 10.18 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference. **

10.30		Joinder and First Amendment to Program Contracts dated as of November 10, 2006, among HSBC Bank USA, National Association, HSBC Trust Company (Delaware), N.A., HSBC Taxpayer Financial Services Inc., Beneficial Franchise Company Inc., Household Tax Masters Acquisition Corporation, H&R Block Services, Inc., H&R Block Tax Services, Inc., H&R Block Enterprises, Inc., H&R Block Eastern Enterprises, Inc., H&R Block Digital Solutions, LLC,, H&R Block and Associates, L.P., HRB Royalty, Inc., HSBC Finance Corporation, H&R Block, Inc. and Block Financial Corporation, filed as Exhibit 10.25 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.**

10.31		Second Amendment to Program Contracts dated as of November 13, 2006, among HSBC Bank USA, National Association, HSBC Trust Company (Delaware), N.A., HSBC Taxpayer Financial Services, Inc., Beneficial Franchise Company Inc., H&R Block Services, Inc., H&R Block Tax Service, Inc., H&R Block Enterprises, Inc., H&R Block Eastern Enterprises, Inc., H&R Block Digital Solutions,, LLC, H&R Block and Associates, L.P., HRB Royalty, Inc., HSBC Finance Corporation, and H&R Block, Inc., filed as Exhibit 10.26 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.**

10.32		First Amended and Restated HSBC Refund Anticipation Loan and IMA Participation Agreement Participation Agreement dated as of November 13, 2006 among Block Financial Corporation, HSBC Bank USA, National Association, HSBC Trust Company (Delaware), National Association, and HSBC Taxpayer Financial Services, Inc., filed as Exhibit 10.27 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.**

10.33		First Amended and Restated HSBC Settlements Products Servicing Agreement dated as of November 13, 2006 among Block Financial Corporation, HSBC Bank USA, National Association, HSBC Trust Company (Delaware), National Association, and HSBC Taxpayer Financial Services, Inc., filed as Exhibit 10.28 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.**

10.34		Agreement of Settlement dated April 19, 2006 among HSBC Finance Corporation, HSBC Taxpayer Financial Services Inc., Beneficial Franchise Company, Inc., H&R Block, Inc., H&R Block Services, Inc., H&R Block Tax Services, Inc., Block Financial Corporation, HRB Royalty, Inc., H&R Block Eastern Enterprises, Inc., and Lynne A. Carnegie, filed as Exhibit 10.38 to the annual report on Form 10-K for the year ended April 30, 2006, file number 1-6089, is incorporated herein by reference.

10.35	Amended and Restated Five-Year Credit and Guarantee Agreement dated as of August 10, 2005 among Block Financial Corporation, H&R Block, Inc., the lenders party thereto, Bank of America, N.A., HSBC Bank USA, National Association, Royal Bank of Scotland PLC, JPMorgan Chase Bank, N.A., and J.P Morgan Securities Inc., filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.

10.36	First Amendment dated as of November 28, 2006 to Amended and Restated Five-Year Credit and Guarantee Agreement among Block Financial Corporation, H&R Block, Inc., JP Morgan Chase Bank and various financial institutions, filed as Exhibit 10.31 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.

10.37	Five-Year Credit and Guarantee Agreement dated as of August 10, 2005 among Block Financial Corporation, H&R Block, Inc., the lenders party thereto, Bank of America, N.A., HSBC Bank USA, National Association, The Royal Bank of Scotland PLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities, Inc., filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.

10.38	First Amendment dated as of November 28, 2006 to Five-Year Credit and Guarantee Agreement among Block Financial Corporation, H&R Block, Inc., JP Morgan Chase Bank and various financial institutions, filed as Exhibit 10.30 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.

10.39	Bridge Credit and Guarantee Agreement dated as of April 16, 2007 among Block Financial Corporation, H&R Block, Inc., the lenders party thereto, and HSBC Bank USA, National Association.

10.40	License Agreement dated as of June 30, 2004 by and between Sears, Roebuck and Co. and H&R Block Services, Inc., filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended July 31, 2004, file number 1-6089, is incorporated herein by reference.

10.41	Other Income License Agreement (Products and/or Services) dated September 15, 2005 between Wal*Mart Stores, Inc. and H&R Block Services, Inc., filed as Exhibit 10.9 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.

10.42	Stock Purchase Agreement by and between H&R Block, Inc., Block Financial Corporation and OOMC Acquisition Corp., filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated April 19, 2007, file number 1-6089, is incorporated by reference.

10.43	Sale and Servicing Agreement dated as of June 1, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2005-6 and Wells Fargo Bank, N.A., filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended July 31, 2005, file number 1-6089, is incorporated herein by reference.

10.44	Note Purchase Agreement dated as of June 1, 2005 among Option One Loan Warehouse Corporation, Option One Owner Trust 2005-6 and Lehman Brothers Bank., filed as Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended July 31, 2005, file number 1-6089, is incorporated herein by reference.

10.45	Indenture dated as of June 1, 2005 between Option One Owner Trust 2005-6 and Wells Fargo Bank, N.A., filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended July 31, 2005, file number 1-6089, is incorporated herein by reference.

10.46	Omnibus Amendment Number Three to the Option One Owner Trust 2005-6 Warehouse Facility dated as of June 29, 2006 among Option One Owner Trust 2005-6, Option One Loan Warehouse Corporation, Option One Mortgage Corporation, Wells Fargo Bank, N.A. and Lehman Brothers Bank, filed as Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended July 31, 2006, file number 1-6089, is incorporated herein by reference.

10.47	Omnibus Amendment Number Four dated as of July 12, 2006 among Option One Owner Trust 2005-6, Option One Loan Warehouse Corporation, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse Corporation, Wells Fargo Bank, National Association and Lehman Brothers Bank, filed as Exhibit 10.15 to the quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated herein by reference.

10.48	Omnibus Amendment and Consent Agreement dated as of December 29, 2006, among Option One Owner Trust 2005-6, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse Corporation, Wells Fargo Bank, National Association, and Lehman Brothers Bank, filed as Exhibit 10.16 to the quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated herein by reference.

10.49	Fourth Amended and Restated Loan Purchase and Contribution Agreement dated as of September 1, 2005 between Option One Loan Warehouse Corporation and Option One Mortgage Corporation, filed as Exhibit 10.22 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.

10.50	Amended and Restated Sales and Servicing Agreement dated November 12, 2004 among Option One Owner Trust 2003-5, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.

10.51	Amendment Number One to the Amended and Restated Sale and Servicing Agreement dated November 11, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-5 and Wells Fargo Bank, N.A., filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended January 31, 2006, file number 1-6089, is incorporated herein by reference.

10.52	Amendment Number Two to Amended and Restated Sale and Servicing Agreement dated November 10, 2006 among Option One Owner Trust 2003-5, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.11 to the quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated herein by reference.

10.53	Note Purchase Agreement dated November 14, 2003 between Option One Owner Trust 2003-5, Option One Loan Warehouse

Corporation and Citigroup Global Markets Realty Corp., filed as Exhibit 10.5 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.

10.54	Amendment Number One to the Note Purchase Agreement, dated November 14, 2004, among Option One Owner Trust 2003-5, Option One Loan Warehouse Corporation and Citigroup Global Markets Realty Corp., filed as Exhibit 10.6 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.

10.55	Indenture dated as of November 1, 2003 between Option One Owner Trust 2003-5 and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.7 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.

10.56	Omnibus Amendment and Consent Agreement dated as of December 29, 2006 among Option One Owner Trust 2003-5, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse Corporation, Wells Fargo National Bank, National Association and Citigroup Global Markets Realty Corp.,, filed as Exhibit 10.13 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.

10.57	Omnibus Amendment dated as of January 1, 2007, among Option One Owner Trust 2003-5 Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse Corporation, Wells Fargo Bank, National Association and Citigroup Global Markets Realty Corp., filed as Exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.

10.58	Supplemental Indenture Number One dated as of April 27, 2007 to the Indenture dated as of November 1, 2003 between Option One Owner Trust 2003-5 and Wells Fargo Bank, N.A.

10.59	Second Amended and Restated Sale and Servicing Agreement dated as of March 8, 2005 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.40 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.60	Amendment No. 1 to Second Amended and Restated Sale and Servicing Agreement dated March 8, 2005 among Option One Owner Trust 2001-2, Option One Mortgage Corporation, Option One Loan Warehouse Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2005, file number 1-6089, is incorporated by reference.

10.61	Amendment Number Two to the Second Amended and Restated Sale and Servicing Agreement dated March 8, 2005 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.12 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.

10.62	Amendment Number Three to the Second Amended and Restated Sale and Servicing Agreement dated March 8, 2005 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.12 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated by reference.

10.63	Amendment Number Four to the Second Amended and Restated Sale and Servicing Agreement dated March 8, 2005 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2006, file number 1-6089, is incorporated by reference.

10.64	Amendment Number Five to the Second Amended and Restated Sale and Servicing Agreement dated as of March 8, 2005 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.

10.65	Amendment Number Six to the Second Amended and Restated Sale and Servicing Agreement dated as of March 15, 2005 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A.

10.66	Amendment Number Seven to the Second Amended and Restated Sale and Servicing Agreement dated as of March 8, 2005 among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A.

10.67	Amended and Restated Note Purchase Agreement dated as of November 25, 2003, among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation and Bank of America, N.A., filed as Exhibit 10.11 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.

10.68	Amendment Number Seven to Amended and Restated Note Purchase Agreement, dated November 25, 2005, among Option One Loan Warehouse Corporation, Option One Owner Trust 2001-2 and Bank of America, N.A., filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended January 31, 2006, file number 1-6089, is incorporated herein by reference.

10.69	Amendment Number Eight to the Amended and Restated Note Purchase Agreement, dated November 25, 2003, among Option One Owner Trust 2001-2, Option One Loan Warehouse Corporation and Bank of America, N.A.

10.70	Amended and Restated Indenture dated as of November 25, 2003 between Option One Owner Trust 2001-2 and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.14 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated herein by reference.

10.71	Amendment Number Nine to the Amended and Restated Indenture dated as of November 25, 2003 between Option One Owner Trust 2001-2 and Wells Fargo Bank, N.A., filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated herein by reference.

10.72	Amendment Number Ten to the Amended and Restated Indenture dated as of November 25, 2003 between Option One Owner Trust 2001-2 and Wells Fargo Bank, N.A.

10.73	Omnibus Amendment and Consent Agreement dated as of December 29, 2006 among Option One Owner Trust 2001-2, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse Corporation, Wells Fargo National Bank, National Association and Bank of America N.A., filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated herein by reference.

10.74	Waiver and Amendment dated January 24, 2007, among Option One Owner Trust 2001-2, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse Corporation, Wells Fargo Bank, National Association and Bank of America, N.A. filed as Exhibit 10.5 to the quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated herein by reference.

10.75	Letter Agreement dated as of April 1, 2000 among Option One Mortgage Corporation and Bank of America N.A., filed as Exhibit 10.15 to the quarterly report on Form 10-Q for the quarter ended January 31, 2005, file number 1-6089, is incorporated by reference.

10.76	Second Amended and Restated Note Purchase Agreement dated as of January 19, 2007 among Option One Loan Warehouse Corporation, Option One Owner Trust 2002-3 and UBS Real Estate Securities Inc., filed as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number, 1-6089, is incorporated by reference.

10.77	Second Amended and Restated Sale and Servicing Agreement dated as of January 19, 2007, among Option One Mortgage Corporation, Option One Owner Trust 2002-3, and Wells Fargo Bank, N.A., filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number, 1-6089, is incorporated by reference.

10.78	Amendment No. One to the Pricing Side Letter dated as of January 19, 2007 among Option One Loan Warehouse LLC, Option One Mortgage Corporation, Option One Owner Trust 2002-3, UBS Real Estate Securities Inc. and Wells Fargo Bank, N.A.

10.79	Indenture dated as of January 19, 2007 between Option One Owner Trust 2002-3 and Wells Fargo Bank, N.A. , filed as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.

10.80	Second Amended and Restated Sale and Servicing Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1A, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.48 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number, 1-6089, is incorporated by reference.

10.81	Amendment Number One to Second Amended and Restated Sale and Servicing Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1A, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.6 to the quarterly report of Form 10-Q for the quarter ended July 31, 2005, file number 1-6089, is incorporated herein by reference.

10.82	Indenture dated as of April 1, 2001 between Option One Owner Trust 2001-1A and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.49 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number, 1-6089, is incorporated by reference.

10.83	Amendment Number Four, dated April 16, 2004, to Indenture between Option One Owner Trust 2001-1A and Wells Fargo Bank Minnesota, National Association, as amended and restated through and including November 25, 2003, filed as Exhibit 10.50 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.84	Amendment Number Seven, dated April 28, 2006, to Indenture between Option One Owner Trust 2001-1A and Wells Fargo Bank N.A., filed as Exhibit 10.70 to the Company’s annual report on Form 10-K for the year ended April 30, 2006, file number 1-6089, is incorporated by reference.

10.85	Amendment Number Eight to the Amended and Restated Indenture dated as of November 25, 2003 between Option One Owner Trust 2001-1A and Wells Fargo Bank N.A.

10.86	Amended and Restated Note Purchase Agreement dated as of April 16, 2004, among Option One Owner Trust 2001-1A, Option One Loan Warehouse Corporation and Greenwich Capital Financial Products, Inc., filed as Exhibit 10.53 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number, 1-6089, is incorporated by reference.

10.87	Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1A, Greenwich Capital Financial Products, Inc. and Option One Loan Warehouse Corporation, filed as Exhibit 10.54 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number, 1-6089, is incorporated by reference.

10.88	Omnibus Amendment and Consent Agreement dated as of December 29, 2006, among Option One Owner Trust 2001-1A, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse Corporation, Wells Fargo National Bank, National Association and Greenwich Capital Financial Products, Inc., filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated herein by reference.

10.89	Amended and Restated Sale and Servicing Agreement dated as of August 5, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4 and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended October 31, 2006, file number 1-6089, is incorporated herein by reference.

10.90	Indenture dated as of August 8, 2003 between Option One Owner Trust 2003-4 and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.65 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.91	Amended and Restated Note Purchase Agreement dated as of August 5, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2003-4, Falcon Asset Securitization Corporation, Jupiter Securitization Corporation, Preferred Receivables Funding Corporation, financial institutions thereto and JP Morgan Chase Bank, N.A., filed as Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.

10.92	Fifth Amended and Restated Pricing Side Letter dated as of April 27, 2007 among Option One Owner Trust 2003-4, Option One Loan Warehouse Corporation, Option One Mortgage Corporation, and Wells Fargo Bank, N.A.

10.93	Omnibus Amendment and Consent Agreement dated as of December 29, 2006 among Option One Owner Trust 2003-4, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse Corporation, Wells Fargo National Bank, National Association, Falcon Asset Securitization Company LLC, Park Avenue Receivables Company LLC and JPMorgan Chase Bank N.A., filed as Exhibit 10.9 to the quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated herein by reference.

10.94	Waiver dated January 24, 2007, among Option One Owner Trust 2003-4, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse Corporation, Wells Fargo Bank, National Association, Falcon Asset Securitization Company LLC, Part Avenue Receivables Company LLC and JP Morgan Chase Bank, N.A., filed as Exhibit 10.10 to the quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated herein by reference.

10.95	Sale and Servicing Agreement dated as of December 30, 2005 among Option One Mortgage Corporation, Option One Loan Warehouse Corporation, Option One Owner Trust 2005-9 and Wells Fargo Bank, N.A., filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2006, file number 1-6089, is incorporated by reference.

10.96	Amendment Number One to Sale and Servicing Agreement dated as of January 16, 2007, among Option One owner Trust 2005-9, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.21 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.

10.97	Note Purchase Agreement dated as of December 30, 2005 among Option One Loan Warehouse Corporation, Option One Owner Trust 2005-9 DB Structured Products, Inc., Gemini Securitization Corp., LLC, Aspen Funding Corp. and Newport Funding Corp., filed as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2006, file number 1-6089, is incorporated by reference.

10.98	Indenture dated as of December 30, 2005 between Option One Owner Trust 2005-9 and Wells Fargo Bank, N.A. , filed as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2006, file number 1-6089, is incorporated by reference.

10.99	Supplemental Indenture No. 2 dated as of January 16, 2007, between Option One Owner Trust 2005-9 and Wells Fargo Bank, N.A. filed as Exhibit 10.20 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.,

10.100	Omnibus Amendment and Consent Agreement dated as of December 29,2006, among Option One Owner Trust 2005-9, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse Corporation, Wells Fargo Bank, National Association, DB Structured Products, Inc., Gemini Securitization Corp., LLC, Aspen Funding Corp. and Newport Funding Corp., filed as Exhibit 10.19 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.

10.101	Amendment Number Two to the Pricing Letter dated as of December 30, 2005 among Option One Owner Trust 2005-9, Option One Loan Warehouse Corporation, Option One Mortgage Corporation and Wells Fargo Bank, N.A.

10.102	Sale and Servicing Agreement dated as of January 1, 2007, among Option One Loan Warehouse Corporation, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Owner Trust 2007-5A and Wells Fargo Bank, N.A., filed as Exhibit 10.22 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.

10.103	Note Purchase Agreement dated as of January 1, 2007, among Option One Loan Warehouse Corporation, Option One Owner Trust 2007-5A and Citigroup Global Markets Realty Corp., filed as Exhibit 10.23 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.

10.104	Indenture dated as of January 1, 2007, among Option One Owner Trust 2007-5A and Wells Fargo Bank, N.A., filed as Exhibit 10.24 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.

12	Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2007.

21	Subsidiaries of the Company.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements.

**	Confidential Information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

Report of Independent Registered Public Accounting Firm on Schedule
To the Board of Directors and Stockholders of H&R Block, Inc.:
Under date of June 29, 2007, we reported on the consolidated balance sheets of H&R Block, Inc. and its subsidiaries (the Company) as of April 30, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2007, which are included in the Company’s annual report filed on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule for each of the years in the three-year period ended April 30, 2007, included in the Form 10-K. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Kansas City, Missouri
June 29, 2007

H&R BLOCK, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED APRIL 30, 2007, 2006 AND 2005

	Balance at	Additions
	Beginning of	Charged to Costs		Balance at End of
Description	Period	and Expenses	Deductions (1)	Period
Allowance for Doubtful Accounts - deducted from accounts receivable in the balance sheet
2007	$66,216,000	$66,697,000	$31,362,000	$101,551,000

2006	$35,318,000	$39,594,000	$8,696,000	$66,216,000

2005	$37,408,000	$52,159,000	$54,249,000	$35,318,000

Liability related to Mortgage operations restructuring charge
2007	$7,558,000	$18,740,000	$11,691,000	$14,607,000

2006	$—	$12,624,000	$5,066,000	$7,558,000

(1)	Deductions from the Allowance for Doubtful Accounts reflect recoveries and charge-offs. Deductions from the restructuring charge liability represent payments made.