Form 10-Q
period 2007-07-31
H&R BLOCK INC
filed 2007-09-06
CIK 12659

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑     Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on August 31, 2007 was 324,632,718 shares.

Form 10-Q for the Period Ended July 31, 2007

CONDENSED CONSOLIDATED BALANCE SHEETS	(amounts in 000s, except share and per share amounts)

	July 31, 2007	April 30, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$437,671	$921,838
Cash and cash equivalents — restricted	287,789	332,646
Receivables from customers, brokers, dealers and clearing organizations, less allowance for doubtful accounts of $2,314 and $2,292	404,420	410,522
Receivables, less allowance for doubtful accounts of $95,530 and $99,259	423,450	556,255
Prepaid expenses and other current assets	224,834	208,564
Current assets of discontinued operations, held for sale	1,110,427	1,024,467

Total current assets	2,888,591	3,454,292

Mortgage loans held for investment, less allowance for loan losses of $4,585 and $3,448	1,241,281	1,358,222
Property and equipment, at cost less accumulated depreciation and amortization of $656,335 and $647,151	372,235	379,066
Intangible assets, net	173,799	181,413
Goodwill	1,006,278	993,919
Other assets	484,081	454,646
Noncurrent assets of discontinued operations, held for sale	701,805	722,492

Total assets	$6,868,070	$7,544,050

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Commercial paper and other short-term borrowings	$1,651,237	$1,567,082
Customer banking deposits	1,039,238	1,129,263
Accounts payable to customers, brokers and dealers	615,858	633,189
Accounts payable, accrued expenses and other current liabilities	398,864	519,372
Accrued salaries, wages and payroll taxes	131,274	307,854
Accrued income taxes	113,739	439,472
Current portion of long-term debt	9,371	9,304
Current liabilities of discontinued operations, held for sale	750,782	615,373

Total current liabilities	4,710,363	5,220,909

Long-term debt	519,803	519,807
Other noncurrent liabilities	556,542	388,835

Total liabilities	5,786,708	6,129,551

Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, 435,890,796 shares issued at July 31, 2007 and April 30, 2007	4,359	4,359
Additional paid-in capital	671,647	676,766
Accumulated other comprehensive income (loss)	2,528	(1,320)
Retained earnings	2,530,207	2,886,440
Less cost of 111,344,662 and 112,671,610 shares of common stock in treasury	(2,127,379)	(2,151,746)

Total stockholders’ equity	1,081,362	1,414,499

Total liabilities and stockholders’ equity	$6,868,070	$7,544,050

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF	(unaudited, amounts in 000s,
INCOME AND COMPREHENSIVE INCOME	except per share amounts)

Three months ended July 31,	2007	2006

Revenues:
Service revenues	$321,663	$302,796
Other revenues:
Interest income	41,838	25,710
Product and other revenues	17,708	14,264

	381,209	342,770

Operating expenses:
Cost of services	383,400	363,525
Cost of other revenues	43,529	18,207
Selling, general and administrative	145,824	149,071

	572,753	530,803

Operating loss	(191,544)	(188,033)
Interest expense	(595)	(12,135)
Other income, net	8,559	6,194

Loss from continuing operations before tax benefit	(183,580)	(193,974)
Income tax benefit	(73,757)	(76,135)

Net loss from continuing operations	(109,823)	(117,839)
Loss from discontinued operations, net of tax	(192,757)	(13,538)

Net loss	$(302,580)	(131,377)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.34)	$(0.36)
Net loss from discontinued operations	(0.59)	(0.05)

Net loss	$(0.93)	$(0.41)

Basic and diluted shares	323,864	323,671

Dividends per share	$0.14	$0.13

Comprehensive income (loss):
Net loss	$(302,580)	$(131,377)
Change in unrealized gain on available-for-sale securities, net	(463)	(2,511)
Change in foreign currency translation adjustments	4,311	818

Comprehensive loss	$(298,732)	$(133,070)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, amounts in 000s)

Three months ended July 31,	2007	2006

Cash flows from operating activities:
Net loss	$(302,580)	$(131,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,075	34,627
Stock-based compensation expense	7,398	8,179
Changes in assets and liabilities of discontinued operations	115,486	175,207
Other, net of business acquisitions	(289,562)	(562,695)

Net cash used in operating activities	(432,183)	(476,059)

Cash flows from investing activities:
Mortgage loans originated or purchased for investment, net	111,164	(135,161)
Purchases of property and equipment, net	(14,497)	(34,358)
Payments made for business acquisitions, net of cash acquired	(20,887)	(4,627)
Net cash provided by (used in) investing activities of discontinued operations	3,068	(3,871)
Other, net	6,699	1,774

Net cash provided by (used in) investing activities	85,547	(176,243)

Cash flows from financing activities:
Repayments of commercial paper	(3,463,719)	(1,034,210)
Proceeds from issuance of commercial paper	3,622,874	1,223,566
Repayments of lines of credit borrowings	(560,000)	—
Proceeds from lines of credit borrowings	485,000	—
Customer deposits, net	(90,378)	404,030
Dividends paid	(43,937)	(40,485)
Purchase of treasury shares	—	(180,897)
Proceeds from exercise of stock options	9,788	6,791
Net cash used in financing activities of discontinued operations	(47,535)	(100)
Other, net	(49,624)	(53,549)

Net cash provided by (used in) financing activities	(137,531)	325,146

Net decrease in cash and cash equivalents	(484,167)	(327,156)
Cash and cash equivalents at beginning of the period	921,838	673,827

Cash and cash equivalents at end of the period	$437,671	$346,671

Supplementary cash flow data:
Income taxes paid	$9,653	$190,378
Interest paid on borrowings	27,833	15,504
Interest paid on deposits	15,792	3,198
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	(unaudited amounts in 000s, except per share amounts)

						Accumulated
			Convertible		Additional	Other
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity

Balances at April 30, 2006	435,891	$4,359	—	$—	$653,053	$21,948	$3,492,059	(107,378)	$(2,023,620)	$2,147,799
Net loss	—	—	—	—	—	—	(131,377)	—	—	(131,377)
Unrealized translation gain	—	—	—	—	—	818	—	—	—	818
Change in net unrealized gain on available-for-sale securities	—	—	—	—	—	(2,511)	—	—	—	(2,511)
Stock-based compensation	—	—	—	—	10,514	—	—	—	—	10,514
Shares issued for:
Option exercises	—	—	—	—	(746)	—	—	461	8,756	8,010
Nonvested shares	—	—	—	—	(13,997)	—	—	719	13,687	(310)
ESPP	—	—	—	—	627	—	—	253	4,823	5,450
Acquisition of treasury shares	—	—	—	—	—	—	—	(8,370)	(186,339)	(186,339)
Cash dividends paid — $0.13 per share	—	—	—	—	—	—	(40,485)	—	—	(40,485)

Balances at July 31, 2006	435,891	$4,359	—	$—	$649,451	$20,255	$3,320,197	(114,315)	$(2,182,693)	$1,811,569

Balances at April 30, 2007	435,891	$4,359	—	$—	$676,766	$(1,320)	$2,886,440	(112,672)	$(2,151,746)	$1,414,499
Remeasurement of uncertain tax positions upon adoption of FIN 48	—	—	—	—	—	—	(9,716)	—	—	(9,716)
Net loss	—	—	—	—	—	—	(302,580)	—	—	(302,580)
Unrealized translation gain	—	—	—	—	—	4,311	—	—	—	4,311
Change in net unrealized gain on available-for-sale securities	—	—	—	—	—	(463)	—	—	—	(463)
Stock-based compensation	—	—	—	—	9,226	—	—	—	—	9,226
Shares issued for:
Option exercises	—	—	—	—	(1,431)	—	—	668	12,758	11,327
Nonvested shares	—	—	—	—	(13,349)	—	—	663	12,669	(680)
ESPP	—	—	—	—	400	—	—	218	4,161	4,561
Acquisitions	—	—	—	—	35	—	—	8	151	186
Acquisition of treasury shares	—	—	—	—	—	—	—	(230)	(5,372)	(5,372)
Cash dividends paid – $0.14 per share	—	—	—	—	—	—	(43,937)	—	—	(43,937)

Balances at July 31, 2007	435,891	$4,359	—	$—	$671,647	$2,528	$2,530,207	(111,345)	$(2,127,379)	$1,081,362

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	(Unaudited)
1.	Basis of Presentation

The condensed consolidated balance sheet as of July 31, 2007, the condensed consolidated statements of income and comprehensive income for the three months ended July 31, 2007 and 2006, the condensed consolidated statements of cash flows for the three months ended July 31, 2007 and 2006, and the condensed consolidated statement of stockholders’ equity for the three months ended July 31, 2007 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders’ equity at July 31, 2007 and for all periods presented have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2007 Annual Report to Shareholders on Form 10-K.
     Operating revenues of the Tax Services and Business Services segments are seasonal in nature with peak revenues occurring in the months of January through April. Therefore, results for interim periods are not indicative of results to be expected for the full year.
Discontinued Operations – Recent Developments
On April 19, 2007, we entered into an agreement to sell Option One Mortgage Corporation (OOMC). In conjunction with this plan, we also announced we would terminate the operations of H&R Block Mortgage Corporation (HRBMC), a wholly-owned subsidiary of OOMC. During fiscal year 2007, we also committed to a plan to sell two smaller lines of business and completed the wind-down of one other line of business, all of which were previously reported in our Business Services segment. One of these businesses was sold during the three months ended July 31, 2007. Additionally, during fiscal year 2007, we completed the wind-down of our tax operations in the United Kingdom, which were previously reported in Tax Services. As of July 31, 2007, we continued to meet the criteria requiring us to present the related financial results of these businesses as discontinued operations and the assets and liabilities of the business being sold as held-for-sale in the condensed consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations.
     The non-prime residential mortgage loan market has been adversely affected by a weakening housing market and increasing rates of delinquencies and defaults. Warehouse lenders have required significant margin calls from non-prime residential mortgage loan originators, including OOMC, due to declining values of non-prime residential mortgage loans and increasing levels of loans held for sale by lenders for longer periods of time due to softening secondary market conditions.
     We have been significantly and negatively impacted by the events and conditions impacting the broader non-prime residential mortgage loan market. The softening secondary market conditions expose us to margin calls to cover declining values in loans held for sale. In addition, warehouse lenders have discretion over the sale of loans in the secondary market, which may result in losses on sales due to forced sales in depressed market conditions. These exposures are also influenced by loans being held for longer periods of time.

     The declining mortgage market conditions continued in August 2007 and were compounded by illiquidity in the secondary market. In early August 2007, OOMC began only underwriting loan originations to the standards established by Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). These new underwriting guidelines should enhance the overall credit quality of loans offered for sale, but will significantly reduce origination volume. We expect our loan originations will slow to a rate of about $200 million per month beginning in September 2007. Reductions in loan origination volumes and an increasing frequency of selling loans without retaining servicing rights may adversely impact our loan servicing business. OOMC announced reductions in its mortgage lending workforce and retail facilities in August 2007. The cost of these restructuring activities is estimated at $16 million to $20 million, which will be primarily reflected in the consolidated income statement for the quarter ended October 31, 2007. It is possible that OOMC may need to commit to additional restructuring activities. If current market conditions fail to improve, we believe there could be further impairments to our residual interests, beneficial interests in Trusts, and loans held for sale in our second quarter, potentially in the range of $150 to $200 million pretax. The actual amount of the second quarter impairment will ultimately depend primarily on market conditions at the end of the second quarter.
     While we have taken steps to respond to the rapid and substantial decline in the non-prime residential mortgage loan market, there can be no assurances that such steps will be adequate in the event the non-prime residential loan market experiences additional or sustained market declines. If conditions in the mortgage industry continue to decline, our future operating losses from discontinued operations would continue to be negatively impacted.
     We continue to expect to complete the sale of OOMC pursuant to the April 2007 agreement by December 31, 2007. However, we are not currently in compliance with certain closing conditions required by this agreement and do not believe we will be able to regain compliance with such closing conditions or maintain compliance through the anticipated closing date. We are currently in discussions with Cerberus Capital Management to have such conditions either waived or modified. We are also conducting ongoing discussion regarding potentially modifying the agreement, which may include only selling the servicing platform, although we currently believe it is unlikely that the existing agreement will ultimately be changed. Therefore, it is our intention to consummate the transaction under the existing agreement on or before December 31, 2007. If the sale is not consummated, then we would divest the servicing platform and either divest or wind-down the origination business. There are no assurances that the current agreement will be modified or that the transaction will close. Our condensed consolidated financial statements as of July 31, 2007 include an impairment charge which reflects our best estimate of the valuation of OOMC based on the terms of the existing agreement. See additional discussion in note 11. If the agreement is modified, we may incur additional impairment losses, which could be significant, beyond those that are provided in our financial statements. However, we are currently unable to estimate the amount of such additional impairment, if any, until the terms of a modified agreement are determined.
2.	Earnings (Loss) Per Share

Basic and diluted loss per share is computed using the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 31.3 million shares and 32.9 million shares for the three months ended July 31, 2007 and 2006, respectively, as the effect would be antidilutive due to the net loss from continuing operations during each period.
     The weighted average shares outstanding for the three months ended July 31, 2007 increased to 323.9 million from 323.7 million at July 31, 2006, primarily due the issuance of treasury shares related to our stock-based compensation plans.
     During the three months ended July 31, 2007 and 2006, we issued 1.6 million and 1.4 million shares of common stock, respectively, pursuant to the exercise of stock options, employee stock purchases and awards of nonvested shares, in accordance with our stock-based compensation plans.
     During the three months ended July 31, 2007, we acquired 0.2 million shares of our common stock, which represent shares swapped or surrendered to us in connection with the vesting of nonvested shares and the exercise of stock options, at an aggregate cost of $5.4 million. During the three months ended July 31, 2006, we acquired 8.4 million shares of our common stock, of which 8.1 million shares were purchased from third parties with the remaining shares swapped or surrendered to us, at an aggregate cost of $186.3 million.
     During the three months ended July 31, 2007, we granted 4.9 million stock options and 0.9 million nonvested shares and units in accordance with our stock-based compensation plans. The weighted average fair value of options granted was $4.54 for manager and director options and $3.07 for seasonal options. At July 31, 2007, the total unrecognized compensation cost for options and nonvested shares and units was $27.5 million and $52.2 million, respectively.
3.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill of continuing operations for the three months ended July 31, 2007 consist of the following:

				(in 000s)
	April 30, 2007	Additions	Other	July 31, 2007

Tax Services	$415,077	$12,833	$6,367	$434,277
Business Services	404,888	925	(7,766)	398,047
Consumer Financial Services	173,954	—	—	173,954

Total	$993,919	$13,758	$(1,399)	$1,006,278

     We test goodwill for impairment annually at the beginning of our fourth quarter, or more frequently if events occur indicating it is more likely than not the fair value of a reporting unit’s net assets has been reduced below its carrying value. No impairments of goodwill were identified within any of our operating segments during the three months ended July 31, 2007.
     Intangible assets of continuing operations consist of the following:

						(in 000s)
	July 31, 2007			April 30, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$43,650	$(18,042)	$25,608	$39,347	$(14,654)	$24,693
Noncompete agreements	22,925	(18,992)	3,933	21,237	(18,279)	2,958
Purchased technology	12,500	(815)	11,685	12,500	—	12,500
Trade name	1,025	(42)	983	1,025	—	1,025
Business Services:
Customer relationships	143,263	(91,715)	51,548	142,315	(90,900)	51,415
Noncompete agreements	32,271	(15,725)	16,546	31,352	(15,524)	15,828
Trade name – amortizing	3,291	(2,772)	519	3,290	(2,430)	860
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769
Consumer Financial Services:
Customer relationships	293,000	(280,792)	12,208	293,000	(271,635)	21,365

Total intangible assets	$607,562	$(433,763)	$173,799	$599,703	$(418,290)	$181,413

     Amortization of intangible assets for the three months ended July 31, 2007 and 2006 was $15.5 million and $14.7 million, respectively. Estimated amortization of intangible assets for fiscal years 2008 through 2012 is $45.7 million, $22.1 million, $19.1 million, $17.3 million and $14.6 million, respectively.
4.	Borrowings

HRB Bank is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which extends credit to member banks based on eligible collateral. At July 31, 2007, HRB Bank had FHLB advance capacity of $499.3 million, and there was $104.0 million outstanding on this facility. Mortgage loans held for investment of $1.2 billion were pledged as collateral on these advances.
     At July 31, 2007, we maintained $2.0 billion in back-up credit facilities to support the commercial paper program and for general corporate purposes. These unsecured committed lines of credit (CLOCs) have a maturity date of August 2010 and an annual facility fee in a range of six to fifteen basis points per annum, based on our credit ratings. Market conditions have negatively impacted the availability and term of commercial paper. As a result, subsequent to July 31, 2007 we drew a combined $1.2 billion under our $2.0 billion in available CLOCs. These borrowings under the CLOCs were made to provide a more stable source of funds to support our short-term cash needs. We have $633.8 million in outstanding commercial paper as of August 31, 2007, which we anticipate will be refinanced by funds available through the CLOCs. The CLOCs, among other things, require we maintain at least $650.0 million of Adjusted Net Worth, as defined in the agreement, on the last day of any fiscal quarter. We had Adjusted Net Worth of $1.1 billion at July 31, 2007, representing excess stockholders’ equity of $450.0 million. We believe we will continue to be in compliance for the remaining term of the agreement.
5.	Income Taxes

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     We adopted the provisions of FIN 48 on May 1, 2007 and, as a result, recognized a $9.7 million increase in the liability for unrecognized tax benefits resulting in a decrease to retained earnings as of May 1, 2007. Total unrecognized tax benefits as of May 1, 2007 were $133.3 million, of which $89.0 million were tax positions that, if recognized, would impact the effective tax rate.
     We recognize interest and, if applicable, penalties related to unrecognized tax benefits as a component of income tax expense. As of May 1, 2007 we accrued $35.0 million for the potential payment of interest and penalties.
     In the first quarter, we accrued an additional $4.1 million of interest related to our uncertain tax positions. As of July 31, 2007 we had unrecognized tax benefits of $132.2 million. The primary change during the quarter was related to payments made to taxing authorities for settlements of prior year tax positions. We have classified the liability for unrecognized tax benefits, including corresponding accrued interest, as long-term at July 31, 2007, which is included in other noncurrent liabilities on the condensed consolidated balance sheet. We also reclassified income tax refunds due to us totaling $44.6 million to other assets from accrued income taxes as of April 30, 2007.
     Based upon the expiration of statutes of limitations and other factors in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $4 million to $5 million within twelve months of July 31, 2007.
     We file a consolidated federal tax return in the United States and income tax returns in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax audits for years before 1999. The U.S. federal audit for years 1999 through 2003 is in its final stages. The Internal Revenue Service has commenced an audit for the years 2004 and 2005. With respect to our Canadian operations, audits for tax years 1996 through 2001 have been completed and are in the final stages. Tax years 2002 and 2003 are currently under audit. With respect to state and local jurisdictions, with limited exceptions, H&R Block, Inc. and its subsidiaries are no longer subject to income tax audits for years before 1999.
6.	Regulatory Requirements

Registered Broker-Dealer

H&R Block Financial Advisors, Inc. (HRBFA) is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers. At July 31, 2007, HRBFA’s net capital of $127.9 million, which was 28.1% of aggregate debit items, exceeded its minimum required net capital of $9.1 million by $118.8 million.

     Pledged securities at July 31, 2007 totaled $61.7 million, an excess of $7.0 million over the margin requirement.
Banking
H&R Block Bank (HRB Bank) and the Company are subject to various regulatory capital guidelines and requirements administered by federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HRB Bank and the consolidated financial statements. All savings associations are subject to the capital adequacy guidelines and the regulatory framework for prompt corrective action. HRB Bank must meet specific capital guidelines that involve quantitative measures of HRB Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. HRB Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. HRB Bank files its regulatory Thrift Financial Report (TFR) on a calendar quarter basis.
     Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital, as set forth in the table below. In addition to these minimum ratio requirements, HRB Bank is required to continually maintain a 12.0% minimum leverage ratio as a condition of its charter-approval order through fiscal year 2009. This condition was extended through fiscal year 2012 as a result of a Supervisory Directive issued on May 29, 2007. See further discussion of the Supervisory Directive below. As of July 31, 2007, HRB Bank’s leverage ratio was 13.2%.
     As of June 30, 2007, our most recent TFR filing with the Office of Thrift Supervision (OTS), HRB Bank was a “well capitalized” institution under the prompt corrective action provisions of the Federal Deposit Insurance Corporation (FDIC). The five capital categories are: (1) “well capitalized” (total risk-based capital ratio of 10%, Tier 1 Risk-based capital ratio of 6% and leverage ratio of 5%); (2) “adequately capitalized”; (3) “undercapitalized”; (4) “significantly undercapitalized”; and (5) “critically undercapitalized.” There are no conditions or events since June 30, 2007 that management believes have changed HRB Bank’s category.
     The following table sets forth HRB Bank’s regulatory capital requirements at June 30, 2007, as calculated in the most recently filed TFR:

					(dollars in 000s)
					To Be Well Capitalized
			For Capital Adequacy Under		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio (1)	$181,237	23.9%	$60,628	8.0%	$75,786	10.0%
Tier 1 risk-based capital ratio (2)	$176,003	23.2%	n/a	n/a	$45,471	6.0%
Tier 1 capital ratio (leverage) (3)	$176,003	12.3%	$171,179	12.0%	$71,325	5.0%
Tangible equity ratio (4)	$176,003	12.3%	$21,397	1.5%	n/a	n/a

(1)	Total risk-based capital divided by risk-weighted assets.

(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.

(3)	Tier 1 (core) capital divided by adjusted total assets.

(4)	Tangible capital divided by tangible assets.
     In conjunction with H&R Block, Inc.’s application with the OTS for HRB Bank, we made commitments as part of our charter approval order (Master Commitment) which included, but were not limited to: (1) a three percent minimum ratio of adjusted tangible capital to adjusted total assets, as defined by the OTS; (2) maintain all HRB Bank capital within HRB Bank in accordance with the submitted three-year business plan; and (3) follow federal regulations surrounding intercompany transactions and approvals. We fell below the three percent minimum ratio at April 30, 2007. We notified the OTS of our failure to meet this requirement, and on May 29, 2007, the OTS issued a Supervisory Directive. We submitted a revised capital plan to the OTS on July 19, 2007, that projects we will regain compliance with the three percent minimum capital requirement by April 30,

2008. The revised capital plan contemplates that we will meet the minimum capital requirement primarily through earnings generated by our normal business operations in fiscal year 2008. The OTS has accepted our revised capital plan. We also fell below the three percent minimum ratio during our first quarter, and had adjusted tangible capital of negative $177.6 million, and a requirement of $168.3 million to be in compliance at July 31, 2007. Normal seasonal operating losses of our Tax and Business Services segments, and operating losses of our discontinued mortgage businesses, are also expected to cause us to be in non-compliance until the end of fiscal year 2008.
     The Supervisory Directive included additional conditions that we will be required to meet in addition to the Master Commitment. The significant additional conditions included in the Supervisory Directive are as follows: (1) requires HRB Bank to extend its compliance with a minimum 12.0% leverage ratio through fiscal year 2012; (2) requires H&R Block, Inc. to comply with the Master Commitment at all times, except for the projected capital levels and compliance with the three percent minimum ratio, as provided in the fiscal year 2008 and 2009 capital adequacy projections presented to the OTS on July 19, 2007; (3) institutes reporting requirements to the OTS quarterly and monthly by the Board of Directors and management, respectively; and (4) requires HRB Bank’s Board of Directors to have an independent chairperson and at least the same number of outside directors as inside directors.
     We have maintained compliance with the Supervisory Directive in fiscal year 2008. However, operating losses of our discontinued operations for the first quarter of fiscal year 2008 were higher than projected in our revised capital plan that was submitted to the OTS. As a result, our capital levels are lower than those projections. Based on our current operating plan, we still expect to be in compliance by April 30, 2008, the original date projected in the capital plan. In order to meet the three percent minimum ratio at April 30, 2008, we do not expect to be in a position to repurchase treasury shares until fiscal year 2009. If we are not in a position to cure deficiencies, and if operating results are below our plan, a resulting failure could impair our ability to repurchase shares of our common stock, acquire businesses or pay dividends.
     Achievement of the capital plan depends on future events and circumstances, the outcome of which cannot be assured. Failure to meet the conditions under the Master Commitment and the Supervisory Directive, including capital levels of H&R Block, Inc. and completion of a planned sale of OOMC by October 31, 2007, could result in the OTS taking further regulatory actions, such as a supervisory agreement, cease-and-desist orders and civil monetary penalties. It is possible that the sale of OOMC may not be completed by October 31, 2007. At this time, the financial impact, if any, of additional regulatory actions cannot be determined.
7.	Commitments and Contingencies

Changes in the deferred revenue liability related to our Peace of Mind (POM) program are as follows:

		(in 000s)
Three months ended July 31,	2007	2006

Balance, beginning of period	$142,173	$141,684
Amounts deferred for new guarantees issued	470	511
Revenue recognized on previous deferrals	(27,237)	(28,738)

Balance, end of period	$115,406	$113,457

     The following table summarizes certain of our other contractual obligations and commitments:

		(in 000s)
As of	July 31, 2007	April 30, 2007

Commitment to fund Franchise Equity Lines of Credit	$79,424	$79,628
Media advertising purchase obligation	37,749	37,749
Contingent business acquisition obligations	19,691	19,891
     On November 1, 2006 we entered into an agreement to purchase $57.2 million in media advertising between November 1, 2006 and June 30, 2009. We expect to make payments totaling $20.6 million and $17.2 million during fiscal years 2008 and 2009, respectively.
     We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees, including obligations to protect counterparties from losses arising from the following: (a) tax, legal and other risks related to the purchase or disposition of businesses; (b) penalties and interest assessed by Federal and state taxing authorities in connection with tax returns prepared for clients; (c) indemnification of our directors and officers; and (d) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance that such claims will not be successfully asserted, we believe the fair value of these guarantees and indemnifications is not material as of July 31, 2007.

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
     We believe we have meritorious defenses to the remaining RAL Cases and we intend to defend them vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate. Likewise, there can be no assurances regarding the impact of the RAL Cases on our financial statements. The following is updated information regarding the pending RAL Cases that are attorney general actions or class actions or putative class actions for which there have been significant developments during the fiscal quarter ended July 31, 2007:
     Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al., (formerly Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., Block Financial Corporation, et al.) Case No. 98 C 2178, United States District Court for the Northern District of Illinois, Eastern Division, instituted on April 18, 1998. This case is one of the cases in the 2006 Settlements. On April 19, 2006, we entered into a settlement agreement regarding this case, subject to final court approval. The settlement was approved by the court on August 28, 2006. The settlement is now final.
     Sandra J. Basile, et al. v. H&R Block, Inc., et al, April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. The court decertified the class on December 31, 2003. The Pennsylvania appellate court subsequently reversed the trial court’s decertification decision. On September 26, 2006, the Pennsylvania Supreme Court reversed the appellate court’s reversal of the trial court’s decision to decertify the class. On June 4, 2007, the appellate court affirmed its earlier decision. The Company is currently seeking review of the appellate court’s decision by the Pennsylvania Supreme Court.
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
     On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) entitled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc. The complaint alleged fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and sought equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. On July 12, 2007, the Supreme Court of the State of New York issued a ruling that dismissed all defendants other than H&R Block Financial Advisors, Inc. and the claims of common law fraud. We intend to defend this case vigorously, but there are no assurances as to its outcome.
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
     On April 6, 2007, a putative class action styled In re H&R Block Securities Litigation was filed against the Company and certain of its officers in the United States District Court for the Western District of Missouri. The complaint alleges, among other things, deceptive, material and misleading financial statements, failure to prepare financial statements in accordance with generally accepted accounting principles and concealment of the potential for lawsuits stemming from the allegedly fraudulent nature of the Company’s operations. The complaint seeks unspecified damages and equitable relief. We intend to defend this litigation vigorously, but there are no assurances as to its outcome.
     As reported previously, the NASD brought charges against HRBFA regarding the sale by HRBFA of Enron debentures in 2001. A hearing for this matter was concluded in August 2007, with post-hearing briefs to be submitted in October 2007. We intend to defend the NASD charges vigorously, although there can be no assurances regarding the outcome and resolution of the matter.
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
9.	Segment Information

Information concerning our operations by reportable operating segment is as follows:

		(in 000s)
Three months ended July 31,	2007	2006

Revenues:
Tax Services	$69,863	$65,658
Business Services	192,823	195,457
Consumer Financial Services	114,372	78,829
Corporate	4,151	2,826

	$381,209	$342,770

Pretax income (loss):
Tax Services	$(172,289)	$(153,054)
Business Services	(1,906)	(6,967)
Consumer Financial Services	6,206	(3,069)
Corporate	(15,591)	(30,884)

Loss from continuing operations before tax benefit	$(183,580)	$(193,974)

     As of July 31, 2007, we continued to meet the criteria requiring us to present the related financial results of OOMC, HRBMC and other smaller lines of business as discontinued operations and the assets and liabilities of the businesses being sold as held-for-sale in the condensed consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations. See note 11 for additional information.
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
     In September 2006, Statement of Financial Accounting Standards No. 157, “Fair Value Instruments,” (SFAS 157), was issued. The provisions of this standard include guidelines about the extent to which companies measure assets and liabilities at fair value, the effect of fair value measurements on earnings, and establishes a fair value hierarchy that prioritizes the information used in developing assumptions used when valuing an asset or liability. The standard also requires increased disclosure of these fair value estimates. The provisions of this standard are effective as of the beginning of our fiscal year 2009. We are currently evaluating what effect the adoption of SFAS 157 will have on our consolidated financial statements.
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
     In March 2006, Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140,” (SFAS 156), was issued. The provisions of this standard require mortgage servicing rights to be initially valued at fair value. SFAS 156 allows servicers to choose to subsequently measure their servicing rights at fair value or to continue using the “amortization method” under SFAS 140. We adopted SFAS 156 on May 1, 2007. Upon adoption we identified mortgage servicing rights (MSRs) relating to all existing residential mortgage loans as a class of servicing rights and elected to continue to use the “amortization method” for these MSRs. Presently, this class represents all of our MSRs. See note 11 for additional information on our MSRs. The adoption of SFAS 156 did not have a material impact on our condensed consolidated financial statements.
     In February 2006, Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments – An Amendment of FASB Statements No. 133 and 140” (SFAS 155), was issued. The provisions of this standard establish a requirement to evaluate all newly acquired interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The standard permits a hybrid financial instrument required to be bifurcated to be accounted for in its entirety if the holder irrevocably elects to measure the hybrid financial instrument at fair value, with changes in fair value recognized currently in earnings. We adopted SFAS 155 on May 1, 2007. Our residual interests typically have interests in derivative instruments embedded within the securitization trusts, which were previously excluded from evaluation. Concurrent with the adoption of SFAS 155, we elected to account for all newly-acquired residual interests on a fair value basis as trading securities, with changes in fair value recorded in earnings in the period in which the change occurs. Prior to adoption, we accounted for our residual interests as AFS securities with unrealized gains recorded in other comprehensive income. For residual interests recorded prior to the adoption of SFAS 155, we continue to record unrealized gains as a component of other comprehensive income. The adoption of SFAS 155 did not have a material impact on our condensed consolidated financial statements.
     As discussed in note 5, we adopted the provisions of FIN 48 effective May 1, 2007.
11.	Discontinued Operations

On April 19, 2007, we entered into an agreement to sell OOMC to Cerberus Capital Management for cash consideration approximately equal to the fair value of the adjusted tangible net assets of OOMC, as defined in the agreement, at closing less $300.0 million. The agreement provides for H&R Block, Inc. to receive one-half of OOMC’s net income from its origination business for the 18 months following the closing, up to a maximum of $300.0 million, but no less than zero. The agreement is subject to various closing conditions and may be terminated by either party if the transaction does not close by December 31, 2007. These closing conditions include, among other matters: (1) maintenance of at least $8.0 billion of warehouse lines; (2) existence of at least $2.0 billion of loans in the warehouse facilities at the date of closing, all originated within the prior 60 days; (3) the lack of any material adverse events or conditions; (4) OOMC have servicer ratings of at least RPS2 by Fitch, SQ2 by Moody's and Above Average by S&P; (5) agreed upon regulatory and other approvals and consents be obtained; and (6) we provide audited financial statements of OOMC for the year ended April 30, 2007 by July 31, 2007, with the lack of a going concern explanatory paragraph related to OOMC, except to the extent necessary as a result of specified permitted conditions. We are currently not in compliance with certain closing conditions required by this agreement and do not believe we will be able to regain compliance with such closing conditions or maintain compliance through the anticipated closing date. See additional discussion of recent developments in note 1. In conjunction with this plan, we also announced we would terminate the operations of HRBMC, a wholly-owned subsidiary of OOMC.
     During fiscal year 2007, we also committed to a plan to sell two smaller lines of business and completed the wind-down of one other line of business, all of which were previously reported in our Business Services segment. One of these businesses was sold during the three months ended July 31, 2007. Additionally, during fiscal year 2007, we completed the wind-down of our tax operations in the United Kingdom, which were previously reported in Tax Services. As of July 31, 2007, we continued to meet the criteria requiring us to present the related financial results of these businesses as discontinued operations and the assets and liabilities of the businesses being sold as held-for-sale and in the condensed consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations.
Financial Statement Presentation
We recorded impairments relating to the disposition of our mortgage business during the three months ended July 31, 2007 of $21.7 million. These amounts primarily relate to the value of fixed assets included in assets held-for-sale. We also recorded impairments relating to other discontinued businesses of $1.5 million during the current quarter. Additionally, during fiscal year 2007 we recorded impairments relating to the disposition of our mortgage businesses of $345.8 million, including the full impairment of associated goodwill equal to $152.5 million. Overhead costs previously allocated to discontinued businesses, which totaled $1.3 million and $3.0 million for the three months ended July 31, 2007 and 2006, respectively, are now included in continuing operations.
     The major classes of assets and liabilities reported as held-for-sale are as follows:

		(in 000s)
	July 31, 2007	April 30, 2007

Cash and cash equivalents	$25,702	$65,019
Cash and cash equivalents – restricted	15,002	43,754
Residual interests in securitizations – trading	27,601	72,691
Mortgage loans held for sale	432,173	222,810
Deferred tax assets, net – current	53,761	53,761
Servicing and related assets	510,157	445,354
Prepaid expenses and other current assets, net	46,031	121,078

Current assets held for sale	$1,110,427	$1,024,467

Beneficial interest in Trusts	$54,450	$41,057
Residual interests in securitizations – AFS	62,714	90,283
Mortgage servicing rights	232,714	253,067
Deferred tax assets, net – noncurrent	263,762	245,798
Other assets	88,165	92,287

Noncurrent assets held for sale	$701,805	$722,492

Accounts payable, accrued expenses and deposits	$493,165	$370,226
Other liabilities	257,617	245,147

Current liabilities directly associated with assets held for sale	$750,782	$615,373

     The financial results of discontinued operations are as follows:

		(in 000s)
Three months ended July 31,	2007	2006

Revenue:
Gains (losses) on sales of mortgage assets, net	$(242,015)	$64,606
Interest income	15,099	15,300
Loan servicing revenue	97,399	108,924
Other	6,127	9,872

	(123,390)	198,702

		(in 000s)
Three months ended July 31,	2007	2006

Loss from operations before income tax benefit	(312,168)	(24,685)
Impairment related to the disposition of businesses	(23,229)	—

Pretax loss	(335,397)	(24,685)
Income tax benefit	(142,640)	(11,147)

Net loss from discontinued operations	$(192,757)	$(13,538)

Mortgage Banking Activities
We originate mortgage loans and sell most non-prime loans the same day the loans are funded to qualifying special purpose entities (QSPEs or Trusts). The Trusts are not consolidated. The sale is recorded in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). The Trusts purchase the loans from us using seven warehouse facilities. As a result of the loan sales to the Trusts, we remove the mortgage loans from our balance sheet and record the gain or loss on the sale, cash proceeds, MSRs, repurchase reserves and a beneficial interest in Trusts, which represents our residual interest in the ultimate expected outcome from the disposition of the loans by the Trusts. The total principal amount of mortgage loans held by the Trusts as of July 31, 2007 and April 30, 2007 was $2.1 billion and $1.5 billion, respectively. The beneficial interest in Trusts was $54.5 million and $41.1 million at July 31, 2007 and April 30, 2007, respectively.
     The Trusts, in response to the exercise of a put option by the third-party beneficial interest holders, either sell the loans directly to third-party investors or back to us to pool the loans for securitization. The decision of the beneficial interest holders to complete a loan sale or a securitization is dependent on market conditions. If the Trusts execute loan sales, we receive cash for our beneficial interest in Trusts. In a securitization transaction, the Trusts transfer the loans to one of our consolidated bankruptcy remote subsidiaries, and we transfer our beneficial interest in Trusts and the loans to a securitization trust. The securitization trust meets the definition of a QSPE and is therefore not consolidated. The securitization trust issues bonds, which are supported by the cash flows from the pooled loans, to third-party investors. We retain an interest in the loans in the form of a trading residual interest and usually assume the first risk of loss for credit losses in the loan pool. As the cash flows of the underlying loans and market conditions change, the value of these residual interests may also change, resulting in either additional gains or impairment of the value of the residual interests. These residual interests are classified as trading securities along with any newly-acquired residual interests from NIM transactions beginning May 1, 2007. We held $27.6 million of trading residual interests as of July 31, 2007 and $72.7 million as of April 30, 2007.
     Activity related to trading residual interests in securitizations consists of the following:

(in 000s)
Three months ended July 31,	2007	2006

Balance, beginning of period	$72,691	$—
Additions (resulting from securitization of mortgage loans)	42,458	63,424
Cash received	—	(4,546)
Accretion	—	909
Change in fair value	(674)	(461)

	114,475	59,326
Residuals securitized in NIM transactions	(114,475)	—
Additions (resulting from NIM transactions)	41,705	—
Accretion	2,651	—
Change in fair value	(16,755)	—

Balance, end of period	$27,601	$59,326

     We adopted SFAS 155 on May 1, 2007 and concurrently elected to account for all newly-acquired residual interests on a fair value basis, with changes in fair value recorded in earnings in the period in which the change occurs. Residual interests existing prior to the adoption of SFAS 155 will continue to be accounted for with unrealized gains recorded in other comprehensive income.
     Activity related to available-for-sale (AFS) residual interests in securitizations consists of the following:

(in 000s)
Three months ended July 31,	2007	2006

Balance, beginning of period	$90,283	$159,058
Cash received	(487)	(4,567)
Accretion	6,283	12,600
Impairments of fair value	(32,849)	(17,266)
Change in unrealized holding gains arising during the period	(516)	(4,046)

Balance, end of period	$62,714	$145,779

     Cash flows from AFS residual interests of $0.5 million and $4.6 million were received from the securitization trusts for the three months ended July 31, 2007 and 2006, respectively, and are included in investing activities of discontinued operations in the condensed consolidated statements of cash flows.

     The following transactions were treated as non-cash investing activities in the condensed consolidated statement of cash flows:

(in 000s)
Three months ended July 31,	2007	2006
Residual interest mark-to-market	$(383)	$531
     For residual interests recorded prior to the adoption of SFAS 155, aggregate unrealized gains on AFS residual interests not yet recognized in income totaled $0.8 million at July 31, 2007, compared to $1.3 million at April 30, 2007. These unrealized gains are recorded net of deferred taxes in other comprehensive income, and recognized in income either through accretion or upon further securitization or sale of the related residual interest. See additional discussion of our adoption of SFAS 155 in note 10.
     Activity related to MSRs, which are initially measured at fair value and subsequently amortized and assessed for impairment, consists of the following:

(in 000s)
Three months ended July 31,	2007	2006

Balance, beginning of period	$253,067	$272,472
Additions	23,290	50,122
Amortization	(43,625)	(47,328)
Impairment of fair value	(18)	—

Balance, end of period	$232,714	$275,266

     Estimated amortization of MSRs for fiscal years 2008 through 2012 is $98.8 million, $73.6 million, $34.2 million, $14.1 million and $5.5 million, respectively. The fair value of MSRs at July 31, 2007 and April 30, 2007 was $354.8 million and $397.5 million, respectively.
     In conjunction with our adoption of SFAS 156, we identified all of our residential mortgage loans as a class of servicing rights and elected to continue the amortization method. See additional discussion of our adoption of SFAS 156 in note 10. Servicing fees earned during the three months ended July 31, 2007 and 2006 totaled $98.9 million and $102.6 million, respectively, and are included in discontinued operations on our condensed consolidated income statements.
     As part of our loan servicing responsibilities, we are required to advance funds to cover delinquent scheduled principal and interest payments to security holders, as well as to cover delinquent tax and insurance payments and other costs required to protect the investors’ interest in the collateral securing the loans. Generally, servicing advances are recoverable from either the mortgagor, the insurer of the loan or the investor through the non-recourse provision of the loan servicing contract.
     The key weighted average assumptions we used to estimate the cash flows and values of the residual interests initially recorded during the three months ended July 31, 2007 and 2006 are as follows:

Three months ended July 31,	2007	2006

Estimated credit losses	6.36%	3.51%
Discount rate	28.00%	18.00%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at closing date
     The key weighted average assumptions we used to estimate the cash flows and values of the residual interests and MSRs at July 31, 2007 and April 30, 2007 are as follows:

	July 31, 2007	April 30, 2007

Estimated credit losses – residual interests	5.13%	5.04%
Discount rate – residual interests	47.00%	24.82%
Discount rate – MSRs	20.00%	20.00%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at valuation date
     Estimated credit losses in the table above include residual interests from all fiscal years with outstanding underlying loan balances using unpaid principal balances as part of the weighted average calculation. See credit losses table below for detailed information by fiscal year.

     We originate both adjustable- and fixed-rate mortgage loans. A key assumption used to estimate the cash flows and values of the residual interests and MSRs is average annualized prepayment speeds. Prepayment speeds include voluntary prepayments, involuntary prepayments and scheduled principal payments. Prepayment rate assumptions used during the current fiscal quarter are as follows:

		Months Outstanding After
	Prior to Initial	Initial Rate Reset Date
	Rate Reset Date	Zero - 3	Remaining Life

Adjustable rate mortgage loans:
With prepayment penalties	27%	70%	28%
Without prepayment penalties	36%	51%	24%
Fixed rate mortgage loans:
With prepayment penalties	25%	40%	22%
     For fixed-rate mortgages without prepayment penalties, we use an average prepayment rate of 20% over the life of the loans. Prepayment rate is projected based on actual paydown including voluntary, involuntary and scheduled principal payments.
     Expected static pool credit losses are as follows:

	Mortgage Loans Securitized in Fiscal Year
	Prior to 2002	2003	2004	2005	2006	2007	2008

As of:
July 31, 2007	5.11%	2.57%	3.45%	5.48%	6.79%	6.41%	6.36%
April 30, 2007	5.11%	2.57%	3.45%	5.48%	6.79%	6.41%	—
April 30, 2006	4.22%	2.13%	2.18%	2.48%	3.05%	—	—
April 30, 2005	4.01%	2.08%	2.30%	2.83%	—	—	—
     Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.
     At July 31, 2007, the sensitivities of the current fair value of the residual interests and MSRs to 10% and 20% adverse changes in the above key assumptions are as presented in the following table. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in this table, the effect of a variation of a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

(dollars in 000s)
	Residential Mortgage Loans
		Beneficial Interest
	Residuals	in Trusts	MSRs
Carrying amount/fair value	$90,315	$54,450	$232,714
Weighted average remaining life (in years)	5.9	2.5	1.4

Dollar impact on fair value:
Prepayments (including defaults):
Adverse 10%	$(4,569)	$364	$(18,790)
Adverse 20%	(1,286)	704	(35,717)

Credit losses:
Adverse 10%	$(23,639)	$(2,007)	Not applicable
Adverse 20%	(42,053)	(3,978)	Not applicable

Discount rate:
Adverse 10%	$(8,623)	$(1,229)	$(7,917)
Adverse 20%	(16,018)	(2,413)	(15,338)

Variable interest rates:
Adverse 10%	$2,512	$(12,455)	Not applicable
Adverse 20%	4,882	(24,973)	Not applicable

     Increases in prepayment rates can generate a positive impact to fair value when reductions in estimated credit losses and increases in prepayment penalties exceed the adverse impact to accretion from accelerating the life of the residual interest. Given the current market volatility, the change in credit losses or discount rate could exceed the ranges in the table above and result in little or no value to the residual interests.
     Mortgage loans that have been securitized and mortgage loans held for sale at July 31, 2007 and April 30, 2007, past due sixty days or more and the related credit losses incurred are presented below:

(in 000s)
	Total Principal		Principal Amount of
	Amount of Loans		Loans 60 Days or		Credit Losses
	Outstanding		More Past Due		(net of recoveries)
	July 31,	April 30,	July 31,	April 30,	Three months ended
	2007	2007	2007	2007	July 31, 2007	April 30, 2007

Securitized mortgage loans	$20,616,376	$18,434,940	$1,957,164	$1,383,832	$49,059	$41,235
Mortgage loans in warehouse Trusts	2,062,295	1,456,078	—	—	—	—
Mortgage loans held for sale	547,287	295,208	435,254	202,941	80,825	104,972

Total loans	$23,225,958	$20,186,226	$2,392,418	$1,586,773	$129,884	$146,207

     The significant increase in non-prime delinquencies and defaults, combined with declining residential real estate prices, has created substantial uncertainty among marketplace participants regarding the ultimate credit losses expected to be realized on securitized loans. We previously considered these factors in estimating our credit losses and our analysis of loss data for the three months ended July 31, 2007 did not indicate that we should increase our credit loss assumption. However, declining prices in the marketplace reflected the increasing levels of uncertainty. Because of the difficulty in discerning whether marketplace participants actually expect higher credit losses, demand a higher risk premium, or both, we elected to reflect the increased risk perceived by marketplace participants by substantially increasing the discount rate used in our residual valuations to 47%, rather than by increasing the credit loss assumption. We believe that the increase in the discount rate results in residual values that are reflective of current market prices.
Derivative Instruments
A summary of our derivative instruments as of July 31, 2007 and April 30, 2007, and gains or losses incurred during the three months ended July 31, 2007 and 2006 is as follows:

(in 000s)
			Gain (Loss) for the Three
	Asset (Liability) Balance at		Months Ended July 31,
	July 31, 2007	April 30, 2007	2007	2006

Rate-lock equivalents	$(8,488)	$(987)	$(7,501)	$7,745
Interest rate swaps	(5,206)	10,774	2,648	13,179
Put options on Eurodollar futures	—	1,212	942	(38)
Prime short sales	(107)	75	98	(561)
Forward loan sale commitments	26,072	—	26,072	(7,082)

	$12,271	$11,074	$22,259	$13,243

     The gain on our forward loan sale commitments offsets a related loss on the impairment of our beneficial interest in Trusts.
     The notional amount of interest rate swaps to which we were a party at July 31, 2007 and April 30, 2007 was $2.6 billion and $2.8 billion, respectively, with a weighted average duration at each date of two years. At July 31, 2007 the notional value and the contract values of our forward loan sale commitments were $628.1 million and $632.0 million, respectively. At April 30, 2007 we had no forward loan sale commitments.
     None of our derivative instruments are designated for hedge accounting treatment as of July 31, 2007 or April 30, 2007.
Commitments and Contingencies
The following table summarizes certain of our contractual obligations and commitments related to our discontinued operations:

(in 000s)
As of	July 31, 2007	April 30, 2007

Commitment to fund mortgage loans	$1,745,843	$2,374,938
Commitment to sell mortgage loans	628,080	—

     We have commitments to fund mortgage loans to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. External market forces impact the probability of commitments being exercised, and therefore, total commitments outstanding do not necessarily represent future cash requirements. Of the $1.7 billion of commitments to fund mortgage loans at July 31, 2007, all but $242.5 million were repriced to higher interest rates before funding in August 2007. We expect the majority of the repriced loans will not be funded.
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

(dollars in 000s)
	Three months ended July 31,		Fiscal year ended
	2007	2006	April 30, 2007

Loans repurchased (1)	$193,640	$92,338	$989,992
Repurchase reserves added during period	$157,296	$92,737	$388,733
Repurchase reserves added as a percent of originations	4.79%	1.15%	1.44%

(1)	Amounts include $96.8 million and $11.2 million in loans repurchased from HRB Bank for the three months ended July 31, 2007 and the year ended April 30, 2007, respectively. OOMC did not repurchase any loans from HRB Bank during the three months ended July 31, 2006.
     A liability has been established related to the potential loss on repurchase of loans previously sold of $72.2 million and $38.4 million at July 31, 2007 and April 30, 2007, respectively. On an ongoing basis, we monitor the adequacy of our repurchase liability, which is established upon the initial sale of the loans, and is included in current liabilities held-for-sale in the condensed consolidated balance sheets. During the quarter ended July 31, 2007, we experienced higher early payment defaults, resulting in an increase in actual and expected loan repurchase activity. In establishing our reserves, we’ve assumed all loans that are currently delinquent and subject to contractual repurchase terms will be repurchased, and that approximately 4% of loans previously sold but not yet subject to contractual repurchase terms will be repurchased. Based on historical experience, we assumed an average 38% loss severity at July 31, 2007, compared to 26% at April 30, 2007, on all loans repurchased and expected to be repurchased. The increase in our loan repurchase liability was primarily due to the increase in our loss severity assumption. At July 31, 2007, we had recorded repurchase reserves to cover estimated future losses from loan repurchase obligations on $178.9 million of outstanding loans.
     OOMC has guaranteed up to a maximum amount equal to approximately 10% of the aggregate principal balance of mortgage loans held by the Trusts before ultimate disposition of the loans by the Trusts. This obligation can be called upon in the event adequate proceeds are not available from the sale of the mortgage loans to satisfy the current or ultimate payment obligations of the Trusts. We have not funded any amounts under this guarantee, however we have provided additional margin as the fair value of the loans has declined and subsequently written the beneficial interest in Trusts down to fair value. The total principal amount of Trust obligations outstanding as of July 31, 2007, April 30, 2007 and July 31, 2006 was $2.1 billion, $1.5 billion and $4.2 billion, respectively. The fair value of mortgage loans held by the Trusts as of July 31, 2007, April 30, 2007 and July 31, 2006 was $2.0 billion, $1.5 billion and $4.3 billion, respectively. At July 31, 2007 and April 30, 2007 we recorded liabilities of $15.0 million and $30,000, respectively, for the estimated fair value of this guarantee obligation, which are included in current liabilities held-for-sale in the condensed consolidated balance sheets. Under the warehouse agreements, we may be required to provide funds in the event of declining loan values, but only to the extent of the 10% guaranteed amount. Funds provided as a result of declining loan values at July 31, 2007 and 2006 totaled $173.0 million and $21.1 million, respectively. Of the amount provided as of July 31, 2007, $169.0 million relates to our off-balance sheet warehouse facilities and is included in the beneficial interest in Trusts while the remaining $4.0 million relates to our on-balance sheet facility. At July 31, 2006, all the funds provided were included in the beneficial interest in Trusts.

Warehouse Facilities
Substantially all non-prime mortgage loans we originate are sold daily to the Trusts. The Trusts purchase the loans from us using committed off-balance sheet warehouse facilities, arranged by us, totaling $7.5 billion in the aggregate. We also had an on-balance sheet facility with capacity of $500.0 million, as discussed below. These facilities are subject to various OOMC performance triggers, limits and financial covenants, including tangible net worth, income and leverage ratios and may be subject to margin calls. We hold an interest in the Trusts equal to the difference between the fair value of the assets and cash proceeds, adjusted for contractual advance rates, received from the Trusts. In addition to the margin call feature, loans sold to the Trust are subject to repurchase if certain criteria are not met, including loan default provisions. Unfavorable fluctuations in loan value are guaranteed up to 10% of the original fair value. As of July 31, 2007, additional uncommitted facilities of $2.0 billion were also potentially available, subject to counterparty approval.
     One warehouse line was amended to remove a “minimum net income” financial covenant, which required OOMC to maintain a cumulative minimum net income of at least $1 for four consecutive fiscal quarters. As a result, OOMC now has $4.0 billion in committed warehouse facilities available, one without the minimum net income financial covenant and one with a waiver of the minimum net income financial covenant through at least April 25, 2008. At our projected origination levels, we estimate we would only need between $3.0 billion and $4.0 billion of available warehouse capacity at any given time. However, the sale of OOMC is subject to various closing conditions, including that OOMC maintain at least $8.0 billion of total capacity in its warehouse facilities throughout the period to the closing date, of which at least $2.0 billion is to be in the form of unused capacity at the closing date. At July 31, 2007, OOMC did not meet the minimum net income financial covenant contained in certain of its committed warehouse facilities. OOMC obtained waivers of the minimum net income financial covenants from warehouse facility providers as needed, to comply with the closing conditions of the sale of OOMC. These waivers extend through various dates as discussed below. If we do not obtain extensions of each facility and waiver that expires before completing the sale of OOMC, or replace existing capacity, we would be in violation of this closing condition.
     Committed warehouse facilities and waivers, where applicable, of the minimum net income financial covenant obtained by OOMC expire as follows:

(dollars in 000s)
Facility Expiration Date	Waiver Expiration Date	Total Capacity		Outstanding Loans

October 2, 2007	October 2, 2007	$1,000,000		$402,068
October 2, 2007	September 30, 2007	500,000	(1)	9,157
October 31, 2007	N/A (2)	250,000		217,388
November 9, 2007	September 30, 2007	1,000,000		277,987
January 15, 2008	January 15, 2008	500,000		314,979
January 18, 2008	October 30, 2007	750,000		95,775
April 25, 2008	April 25, 2008	2,000,000		332,922
June 12, 2008	N/A (2)	2,002,000		431,899

		$8,002,000		$2,082,175

(1)	Represents $500.0 million related to an on-balance sheet facility, as discussed below.

(2)	The agreement related to this facility has been amended to remove the minimum net income financial covenant through the facility expiration date.
     During fiscal year 2007, we amended our warehouse facility with Citigroup Global Markets Realty Corp (Citigroup) to split OOMC’s existing warehouse financing arrangement with Citigroup into two separate warehouse facilities, one of which is an on-balance sheet facility with capacity of $500.0 million that may be used to fund delinquent and repurchased loans, and the other an off-balance sheet facility. Loans totaling $9.2 million were held on the on-balance sheet facility at July 31, 2007, with the related loans and liability reported in assets and liabilities held-for-sale. OOMC was not in compliance with certain restrictive covenants relative to this facility and obtained waivers through September 30, 2007.
Restructuring Charge
During fiscal year 2006, we initiated a restructuring plan to reduce costs within our mortgage operations. Restructuring activities continued during fiscal year 2007, and we expect this will continue until the sale or termination of our mortgage operations is complete. Charges incurred during the current quarter related to an additional restructuring plan announced on May 17, 2007, totaled $16.1 million, and are included in “other adjustments” in the table below. During August 2007, we announced further reductions in staffing, which will be recorded during our second quarter and are estimated to total approximately $16 million to $20 million. Changes in our restructuring charge liability during the three months ended July 31, 2007 are as follows:

(in 000s)
	Accrual Balance as of	Cash	Other	Accrual Balance as of
	April 30, 2007	Payments	Adjustments	July 31, 2007

Employee severance costs	$3,688	$(9,792)	$13,424	$7,320
Contract termination costs	10,919	(1,169)	2,673	12,423

	$14,607	$(10,961)	$16,097	$19,743

     The remaining liability related to this restructuring charge is included in liabilities held-for-sale on our condensed consolidated balance sheet and relates to lease obligations for vacant space resulting from branch office closings and employee severance costs.
12. Condensed Consolidating Financial Statements
Block Financial Corporation (BFC) is an indirect, wholly owned consolidated subsidiary of the Company. BFC is the Issuer and the Company is the Guarantor of the $500.0 million credit facility entered into in April 2007 and the Senior Notes issued on October 26, 2004, the CLOCs and other indebtedness from time to time. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholder’s equity and other intercompany balances and transactions.

Condensed Consolidating Income Statements					(in 000s)
Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$189,100	$194,355	$(2,246)	$381,209

Cost of services	—	61,814	321,553	33	383,400
Cost of other revenues	—	37,637	5,892	—	43,529
Selling, general and administrative	—	47,184	100,535	(1,895)	145,824

Total expenses	—	146,635	427,980	(1,862)	572,753

Operating income (loss)	—	42,465	(233,625)	(384)	(191,544)
Interest expense	—	—	(595)	—	(595)
Other income, net	(183,580)	(5)	8,564	183,580	8,559

Income (loss) from continuing operations before tax (benefit)	(183,580)	42,460	(225,656)	183,196	(183,580)
Income tax (benefit)	(73,757)	14,622	(88,225)	73,603	(73,757)

Net income (loss) from continuing operations	(109,823)	27,838	(137,431)	109,593	(109,823)
Net loss from discontinued operations	(192,757)	(190,143)	(2,923)	193,066	(192,757)

Net loss	$(302,580)	$(162,305)	$(140,354)	$302,659	$(302,580)

Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$—	$135,703	$209,685	$(2,618)	$342,770

Cost of services	—	47,110	316,383	32	363,525
Cost of other revenues	—	15,491	2,716	—	18,207
Selling, general and administrative	—	48,526	102,024	(1,479)	149,071

Total expenses	—	111,127	421,123	(1,447)	530,803

Operating income (loss)	—	24,576	(211,438)	(1,171)	(188,033)
Interest expense	—	(11,808)	(327)	—	(12,135)
Other income, net	(193,974)	2,770	3,424	193,974	6,194

Income (loss) from continuing operations before tax (benefit)	(193,974)	15,538	(208,341)	192,803	(193,974)
Income tax (benefit)	(76,135)	6,055	(81,732)	75,677	(76,135)

Net income (loss) from continuing operations	(117,839)	9,483	(126,609)	117,126	(117,839)
Net loss from discontinued operations	(13,538)	(10,371)	(3,880)	14,251	(13,538)

Net loss	$(131,377)	$(888)	$(130,489)	$131,377	$(131,377)

Condensed Consolidating Balance Sheets					(in 000s)
	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$144,152	$293,519	$—	$437,671
Cash & cash equivalents – restricted	—	286,000	1,789	—	287,789
Receivables from customers, brokers and dealers, net	—	404,420	—	—	404,420
Receivables, net	76	137,432	285,942	—	423,450
Mortgage loans held for investment	—	1,241,281	—	—	1,241,281
Intangible assets and goodwill, net	—	188,711	991,366	—	1,180,077
Investments in subsidiaries	4,338,269	—	500	(4,338,269)	500
Assets held for sale	—	1,792,343	19,889	—	1,812,232
Other assets	—	125,014	955,630	6	1,080,650

Total assets	$4,338,345	$4,319,353	$2,548,635	$(4,338,263)	$6,868,070

Commercial paper and other short-term borrowings	$—	$1,651,237	$—	$—	$1,651,237
Accts. payable to customers, brokers and dealers	—	615,858	—	—	615,858
Customer deposits	—	1,039,238	—	—	1,039,238
Long-term debt	—	502,295	17,508	—	519,803
Liabilities held for sale	—	748,504	2,278	—	750,782
Other liabilities	2	234,576	975,190	22	1,209,790
Net intercompany advances	3,256,981	(1,426,182)	(1,830,799)	—	—
Stockholders’ equity	1,081,362	953,827	3,384,458	(4,338,285)	1,081,362

Total liabilities and stockholders’ equity	$4,338,345	$4,319,353	$2,548,635	$(4,338,263)	$6,868,070

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$—	$165,118	$756,720	$—	$921,838
Cash & cash equivalents – restricted	—	329,000	3,646	—	332,646
Receivables from customers, brokers and dealers, net	—	410,522	—	—	410,522
Receivables, net	233	154,060	401,962	—	556,255
Mortgage loans held for investment	—	1,358,222	—	—	1,358,222
Intangible assets and goodwill, net	—	197,914	977,418	—	1,175,332
Investments in subsidiaries	4,586,474	—	414	(4,586,474)	414
Assets held for sale	—	1,720,984	25,975	—	1,746,959
Other assets	—	129,879	911,976	7	1,041,862

Total assets	$4,586,707	$4,465,699	$3,078,111	$(4,586,467)	$7,544,050

Commercial paper and other short-term borrowings	$—	$1,567,082	$—	$—	$1,567,082
Customer deposits	—	1,129,263	—	—	1,129,263
Accts. payable to customers, brokers and dealers	—	633,189	—	—	633,189
Long-term debt	—	502,236	17,571	—	519,807
Liabilities held for sale	—	610,391	4,982	—	615,373
Other liabilities	2	254,906	1,409,929	—	1,664,837
Net intercompany advances	3,172,206	(1,341,912)	(1,830,294)	—	—
Stockholders’ equity	1,414,499	1,110,544	3,475,923	(4,586,467)	1,414,499

Total liabilities and stockholders’ equity	$4,586,707	$4,465,699	$3,078,111	$(4,586,467)	$7,544,050

Condensed Consolidating Statements of Cash Flows					(in 000s)
Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$8,194	$(107,033)	$(333,344)	$—	$(432,183)

Cash flows from investing:
Mortgage loans originated for investment, net	—	111,164	—	—	111,164
Purchase property & equipment	—	(5,124)	(9,373)	—	(14,497)
Payments for business acquisitions	—	—	(20,887)	—	(20,887)
Net intercompany advances	24,566	—	—	(24,566)	—
Investing cash flows from discontinued operations	—	(557)	3,625	—	3,068
Other, net	—	(295)	6,994	—	6,699

Net cash provided by (used in) investing activities	24,566	105,188	(19,641)	(24,566)	85,547

Cash flows from financing:
Repayments of commercial paper	—	(3,463,719)	—	—	(3,463,719)
Proceeds from commercial paper	—	3,622,874	—	—	3,622,874
Repayments of short-term borrowings	—	(560,000)	—	—	(560,000)
Proceeds from short-term borrowings	—	485,000	—	—	485,000
Customer deposits	—	(90,378)	—	—	(90,378)
Dividends paid	(43,937)	—	—	—	(43,937)
Proceeds from issuance of common stock	9,788	—	—	—	9,788
Net intercompany advances	—	44,132	(68,698)	24,566	—
Financing cash flows from discontinued operations	—	(47,535)	—	—	(47,535)
Other, net	1,389	(9,495)	(41,518)	—	(49,624)

Net cash provided by (used in) financing activities	(32,760)	(19,121)	(110,216)	24,566	(137,531)

Net decrease in cash	—	(20,966)	(463,201)	—	(484,167)
Cash – beginning of period	—	165,118	756,720	—	921,838

Cash – end of period	$—	$144,152	$293,519	$—	$437,671

Three months ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$16,281	$245,863	$(738,203)	$—	$(476,059)

Cash flows from investing:
Mortgage loans originated for investment, net	—	(135,161)	—	—	(135,161)
Purchase property & equipment	—	3,610	(37,968)	—	(34,358)
Payments for business acquisitions	—	—	(4,627)	—	(4,627)
Net intercompany advances	196,279	—	—	(196,279)	—
Investing cash flows from discontinued operations	—	(2,734)	(1,137)	—	(3,871)
Other, net	—	(5,222)	6,996	—	1,774

Net cash provided by (used in) investing activities	196,279	(139,507)	(36,736)	(196,279)	(176,243)

Cash flows from financing:
Repayments of commercial paper	—	(1,034,210)	—	—	(1,034,210)
Proceeds from issuance of commercial paper	—	1,223,566	—	—	1,223,566
Dividends paid	(40,485)	—	—	—	(40,485)
Payments to acquire treasury shares	(180,897)	—	—	—	(180,897)
Proceeds from issuance of common stock	6,791	—	—	—	6,791
Net intercompany advances	—	(649,771)	453,492	196,279	—
Customer deposits	—	404,030	—	—	404,030
Financing cash flows from discontinued operations	—	—	(100)	—	(100)
Other, net	2,031	(9,808)	(45,772)	—	(53,549)

Net cash provided by (used in) financing activities	(212,560)	(66,193)	407,620	196,279	325,146

Net increase (decrease) in cash	—	40,163	(367,319)	—	(327,156)
Cash – beginning of period	—	134,407	539,420	—	673,827

Cash – end of period	$—	$174,570	$172,101	$—	$346,671

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Discontinued Operations – Recent Developments. On April 19, 2007, we entered into an agreement to sell Option One Mortgage Corporation (OOMC). In conjunction with this plan, we also announced we would terminate the operations of H&R Block Mortgage Corporation (HRBMC), a wholly-owned subsidiary of OOMC. During fiscal year 2007, we also committed to a plan to sell two smaller lines of business and completed the wind-down of one other line of business, all of which were previously reported in our Business Services segment. One of these businesses was sold during the three months ended July 31, 2007. Additionally, during fiscal year 2007, we completed the wind-down of our tax operations in the United Kingdom, which were previously reported in Tax Services. As of July 31, 2007, we continued to meet the criteria requiring us to present the related financial results of these businesses as discontinued operations and the assets and liabilities of the business being sold as held-for-sale in the condensed consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations.
     The non-prime residential mortgage loan market has been adversely affected by a weakening housing market and increasing rates of delinquencies and defaults. Warehouse lenders have required significant margin calls from non-prime residential mortgage loan originators, including OOMC, due to declining values of non-prime residential mortgage loans and increasing levels of loans held for sale by lenders for longer periods of time due to softening secondary market conditions.
     We have been significantly and negatively impacted by the events and conditions impacting the broader non-prime residential mortgage loan market. The softening secondary market conditions expose us to margin calls to cover declining values in loans held for sale. In addition, warehouse lenders have discretion over the sale of loans in the secondary market, which may result in losses on sales due to forced sales in depressed market conditions. These exposures are also influenced by loans being held for longer periods of time.

     The declining mortgage market conditions continued in August 2007 and were compounded by illiquidity in the secondary market. In early August 2007, OOMC began only underwriting loan originations to the standards established by Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). These new underwriting guidelines should enhance the overall credit quality of loans offered for sale, but will significantly reduce origination volume. We expect our loan originations will slow to a rate of about $200 million per month beginning in September 2007. Reductions in loan origination volumes and an increasing frequency of selling loans without retaining servicing rights may adversely impact our loan servicing business. OOMC announced reductions in its mortgage lending workforce and retail facilities in August 2007. The cost of these restructuring activities is estimated at $16 million to $20 million, which will be primarily reflected in the consolidated income statement for the quarter ended October 31, 2007. It is possible that OOMC may need to commit to additional restructuring activities. If current market conditions fail to improve, we believe there could be further impairments to our residual interests, beneficial interests in Trusts, and loans held for sale in our second quarter, potentially in the range of $150 to $200 million pretax. The actual amount of the second quarter impairment will ultimately depend primarily on market conditions at the end of the second quarter.
     While we have taken steps to respond to the rapid and substantial decline in the non-prime residential mortgage loan market, there can be no assurances that such steps will be adequate in the event the non-prime residential loan market experiences additional or sustained market declines. If conditions in the mortgage industry continue to decline, our future operating losses from discontinued operations would continue to be negatively impacted.
     We continue to expect to complete the sale of OOMC pursuant to the April 2007 agreement by December 31, 2007. However, we are not currently in compliance with certain closing conditions required by this agreement and do not believe we will be able to regain compliance with such closing conditions or maintain compliance through the anticipated closing date. We are currently in discussions with Cerberus Capital Management to have such conditions either waived or modified. We are also conducting ongoing discussion regarding potentially modifying the agreement, which may include only selling the servicing platform, although we currently believe it is unlikely that the existing agreement will ultimately be changed. Therefore, it is our intention to consummate the transaction under the existing agreement on or before December 31, 2007. If the sale is not consummated, then we would divest the servicing platform and either divest or wind-down the origination business. There are no assurances that the current agreement will be modified or that the transaction will close. Our condensed consolidated financial statements as of July 31, 2007 include an impairment charge which reflects our best estimate of the valuation of OOMC based on the terms of the existing agreement. If the agreement is modified, we may incur additional impairment losses, which could be significant, beyond those that are provided in our financial statements. However, we are currently unable to estimate the amount of such additional impairment, if any, until the terms of a modified agreement are determined.
     See discussion of additional risks in Part II, Item 1A.

TAX SERVICES
This segment primarily consists of our income tax preparation businesses – retail, online and software. Additionally, this segment includes the Commercial Tax Markets Group, which serves CPAs and other tax preparers by providing tax preparation software and educational materials.

Tax Services – Operating Results		(in 000s)
Three months ended July 31,	2007	2006

Service revenues:
Tax preparation fees	$24,924	$25,325
Other services	37,349	35,012

	62,273	60,337
Royalties	2,842	2,923
Other	4,748	2,398

Total revenues	69,863	65,658

Cost of services:
Compensation and benefits	46,140	45,583
Occupancy	74,960	67,580
Depreciation	8,160	9,251
Other	55,165	48,172

	184,425	170,586
Cost of other revenues, selling, general and administrative	57,727	48,126

Total expenses	242,152	218,712

Pretax loss	$(172,289)	$(153,054)

Three months ended July 31, 2007 compared to July 31, 2006
Tax Services’ revenues increased $4.2 million, or 6.4%, for the three months ended July 31, 2007 compared to the prior year.
     Other service revenues increased $2.3 million, or 6.7%, primarily due to customer fees earned in connection with an agreement with HRB Bank for the H&R Block Emerald Prepaid MasterCard® program, under which, this segment shares in the revenues and expenses associated with the program.
     Other revenues increased $2.4 million, primarily due to additional revenues from our commercial tax markets group.
     Total expenses increased $23.4 million, or 10.7%, for the three months ended July 31, 2007. Cost of services increased $13.8 million, or 8.1%, from the prior year, primarily due to higher occupancy expenses. Occupancy expenses increased $7.4 million, or 10.9%, primarily as a result of higher rent expenses due to a 4.1% increase in company-owned offices under lease and a 3.7% increase in the average rent. Other cost of services increased $7.0 million, or 14.5%, due to $6.2 million in additional corporate shared services, primarily related to information technology projects.
     Cost of other revenues, selling, general and administrative expenses increased $9.6 million, or 19.9%, primarily due to an increase of $2.9 million in corporate wages. Amortization of intangible assets increased $1.7 million over the prior year, and we also experienced smaller increases in corporate shared services, marketing and other expenses.
     The pretax loss for the three months ended July 31, 2007 was $172.3 million, compared to a loss of $153.1 million in the prior year.

BUSINESS SERVICES
This segment offers middle-market companies accounting, tax and consulting services, wealth management and corporate finance services.
Business Services — Operating Statistics

Three months ended July 31,	2007	2006
Accounting, tax and consulting:
Chargeable hours	1,039,190	1,063,011
Chargeable hours per person	274	275
Net billed rate per hour	$144	$142
Average margin per person	$19,225	$19,937

Business Services – Operating Results		(in 000s)
Three months ended July 31,	2007	2006

Service revenues:
Accounting, tax and consulting	$162,815	$164,789
Capital markets	10,842	13,660
Other services	7,745	7,778

	181,402	186,227
Other	11,421	9,230

Total revenues	192,823	195,457

Cost of services:
Compensation and benefits	109,852	114,778
Occupancy	17,862	17,203
Other	18,420	17,931

	146,134	149,912
Amortization of intangible assets	3,626	4,508
Cost of other revenues, selling, general and administrative	44,969	48,004

Total expenses	194,729	202,424

Pretax loss	$(1,906)	$(6,967)

Three months ended July 31, 2007 compared to July 31, 2006
Business Services’ revenues for the three months ended July 31, 2007 decreased $2.6 million, or 1.3%, from the prior year. Accounting, tax and consulting service revenues totaled $162.8 million, down slightly from the prior year.
     Capital markets revenues decreased $2.8 million, or 20.6% from the prior year due to a 73.4% decline in the number of business valuation projects, as this business begins to phase out valuation services and focus solely on capital market transactions.
     Total expenses decreased $7.7 million, or 3.8%, for the three months ended July 31, 2007 compared to the prior year. Cost of services decreased $3.8 million, due primarily to a decrease in compensation and benefits.
     Cost of other revenues, selling, general and administrative expenses decreased $3.0 million, or 6.3%, primarily due to decreases of $3.7 million and $2.0 million in consulting and legal fees, respectively, partially offset by increased costs associated with our business development and marketing initiatives and corporate shared services.
     The pretax loss for the three months ended July 31, 2007 of $1.9 million compares favorably to a pretax loss of $7.0 million in the prior year.

CONSUMER FINANCIAL SERVICES
This segment is primarily engaged in offering brokerage services, along with investment planning and related financial advice through HRBFA and full-service banking through HRB Bank. HRBFA and HRB Bank, our “Block-branded” businesses, are focused on increasing client loyalty and retention by offering expanded financial services to our retail tax clients. HRBFA offers traditional brokerage services, as well as annuities, insurance, fee-based accounts, online account access, equity research and focus lists, model portfolios, asset allocation strategies, and other investment tools and information. Recruitment and retention of productive financial advisors is critical to the success of HRBFA. HRB Bank offers traditional banking services including checking and savings accounts, home equity lines of credit, individual retirement accounts, certificates of deposit and prepaid debit card accounts. HRBFA utilizes HRB Bank for certain FDIC-insured deposits for its clients. HRB Bank has also historically purchased loans from OOMC and HRBMC. During the first quarter of fiscal year 2008, HRB Bank stopped purchasing loans from OOMC and HRBMC, and the main source of future loan purchases is now other third-party loan originators.
Consumer Financial Services – Operating Statistics

Three months ended July 31,	2007	2006

Broker-dealer:
Traditional brokerage accounts (1)	383,229	409,147
New traditional brokerage accounts funded by tax clients	3,311	3,188
Cross-service revenue as a percent of total production revenue	18.1%	17.6%
Average assets per traditional brokerage account	$84,775	$75,311
Average margin balances (millions)	$357	$451
Average customer payable balances (millions)	$560	$647
Number of advisors	936	938
Banking:
Efficiency ratio (2)	37%	35%
Annualized net interest margin (3)	2.08%	3.65%
Annualized pretax return on average assets (4)	1.34%	1.15%
Total assets (thousands)	$1,336,705	$566,792
Loans purchased from affiliates (thousands):
Purchased from affiliates	$56,341	$553,502
Put back to affiliates	(96,838)	—

	$(40,497)	$553,502

(1)	Includes only accounts with a positive balance.

(2)	Defined as non-interest expense divided by revenue net of interest expense. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.

(3)	Defined as annualized net interest revenue divided by average assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.

(4)	Defined as annualized pretax banking income divided by average assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.

Consumer Financial Services – Operating Results		(in 000s)
Three months ended July 31,	2007	2006

Service revenues:
Financial advisor production revenue	$58,296	$47,019
Other	18,067	8,368

	76,363	55,387

Net interest income:
Margin lending	12,272	13,799
Banking activities	7,503	3,729

	19,775	17,528

Provision for loan loss reserves	(2,084)	(1,338)
Other	40	265

Total revenues (1)	94,094	71,842

Cost of services:
Compensation and benefits	41,207	31,864
Occupancy	5,179	5,061
Other	4,810	5,165

	51,196	42,090
Amortization of intangible assets	9,156	9,156
Selling, general and administrative	27,536	23,665

Total expenses	87,888	74,911

Pretax income (loss)	$6,206	$(3,069)

(1)	Total revenues, less interest expense and loan loss reserves on mortgage loans held for investment.
Three months ended July 31, 2007 compared to July 31, 2006
Consumer Financial Services’ revenues, net of interest expense and provision for loan loss reserves, for the three months ended July 31, 2007 increased $22.3 million, or 31.0%, over the prior year.
     Financial advisor production revenue, which consists primarily of fees earned on assets under administration and commissions on client trades, was up $11.3 million, or 24.0%, from the prior year primarily due to higher annualized production per advisor driven by closed-end fund and annuity transactions. The following table summarizes the key drivers of production revenue:

Three months ended July 31,	2007	2006

Client trades	242,087	224,048
Average revenue per trade	$136.53	$112.68
Ending balance of assets under administration (billions)	$32.5	$30.8
Annualized productivity per advisor	$253,000	$195,000
     Other service revenues increased $9.7 million due to $3.6 million in additional underwriting fees, a $3.0 million increase in fees received on money market accounts, and additional revenues from the H&R Block Prepaid Emerald MasterCard®.
     Net interest income on banking activities increased $3.8 million from the prior year due to an increase in mortgage loans held for investment, partially offset by an increase in deposits. The following table summarizes the key drivers of net interest revenue on banking activities:

(in 000s)
	Average Balance		Average Rate Earned (Paid)
Three months ended July 31,	2007	2006	2007	2006

Loans	$1,339,049	$380,866	6.72%	7.00%
Investments	85,235	20,879	5.35%	4.93%
Deposits	1,105,125	247,445	(5.11%)	(5.13%)
     We recorded a provision for loan losses of $2.1 million during the current quarter, compared to $1.3 million in the prior year. Our loan loss reserve as a percent of mortgage loans was 0.37% at July 31, 2007, compared to 0.25% at July 31, 2006.

     Total expenses rose $13.0 million, or 17.3%, from the prior year. Compensation and benefits increased $9.3 million, or 29.3%, primarily due to higher commission and bonus payouts resulting from improved production revenue.
     Selling, general and administrative expenses increased $3.9 million, or 16.4%, primarily due to gains on the disposition of certain assets recorded in the prior year.
     Pretax income for the three months ended July 31, 2007 was $6.2 million compared to the prior year loss of $3.1 million.
CORPORATE, ELIMINATIONS AND INCOME TAXES ON CONTINUING OPERATIONS
The pretax loss recorded in our corporate operations for the three months ended July 31, 2007 was $15.6 million compared to $30.9 million in the prior year. The lower loss is primarily due to lower interest resulting from refinancing our $500.0 million Senior Notes with a facility at a lower interest rate, along with reduced legal costs. We also recorded $4.2 million of additional investment income.
     Our effective tax rate for continuing operations was 40.2% and 39.3% for the three months ended July 31, 2007 and 2006, respectively. Our effective tax rate increased primarily due to changes in our estimated state tax rate. Our effective tax rate for discontinued operations was 42.5% and 45.2% for the three months ended July 31, 2007 and 2006, respectively. Our effective tax rate for discontinued operations for the full fiscal year ended April 30, 2007, was 34.5%. Due to the seasonality of our continuing operations, we expect that our effective tax rate for the full year ending April 30, 2008 for discontinued operations will be lower than our interim-period effective tax rate.

DISCONTINUED OPERATIONS
Discontinued operations includes OOMC and HRBMC, mortgage businesses primarily engaged in the origination and acquisition of non-prime and prime mortgage loans, the sale and securitization of mortgage loans and residual interests, and the servicing of non-prime loans. Income statement data presented below is net of eliminations of intercompany activities.

Discontinued Operations – Operating Statistics		(in 000s)
Three months ended July 31,	2007	2006

Volume of loans originated:
Wholesale (non-prime)	$2,973,423	$7,207,631
Retail:
Prime	85,254	584,426
Non-prime	226,803	259,888

	$3,285,480	$8,051,945

Loan characteristics:
Weighted average FICO score (1)	616	614
Weighted average interest rate for borrowers (WAC) (1)	8.64%	8.68%
Weighted average loan-to-value (1)	80.0%	82.6%

Origination margin (% of origination volume):
Loan sale premium (discount)	(2.12%)	1.48%
Residual cash flows from beneficial interest in Trusts	0.20%	0.56%
Gain on derivative instruments	0.68%	0.16%
Loan sale repurchase reserves	(4.79%)	(1.15%)
Retained mortgage servicing rights	0.71%	0.62%

	(5.32%)	1.67%
Cost of acquisition	0.08%	(0.14%)
Direct origination expenses	(0.62%)	(0.51%)

Net gain on sale – gross margin (2)	(5.86%)	1.02%
Other cost of origination	(2.00%)	(1.40%)
Other	0.06%	0.13%

Net margin	(7.80%)	(0.25%)

Total cost of origination (3)	2.62%	1.91%
Total cost of origination and acquisition	2.54%	2.05%

Loan delivery:
Loan sales:
Third-party buyers	$3,115,996	$7,914,333
HRB Bank, net of repurchases	(40,497)	553,502

	$3,075,499	$8,467,835

Execution price (4)	0.27%	1.31%

(1)	Represents non-prime production.

(2)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

(3)	See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.

(4)	Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Discontinued Operations – Operating Results		(in 000s)
Three months ended July 31,	2007	2006
Components of gains on sales:
Gain (loss) on mortgage loans	$(57,374)	$161,366
Gain on derivatives	22,259	13,243
Loan sale repurchase reserves	(157,296)	(92,737)
Impairment of residual interests	(49,604)	(17,266)

	(242,015)	64,606

Interest income	15,099	15,300
Loan servicing revenue	97,399	108,924
Other	6,127	9,872

Total revenues	(123,390)	198,702

Cost of services	71,617	88,328
Cost of other revenues	56,070	73,200
Impairments	23,229	—
Selling, general and administrative	61,091	61,859

Total expenses	212,007	223,387

Pretax loss	(335,397)	(24,685)
Income tax benefit	(142,640)	(11,147)

Net loss	$(192,757)	$(13,538)

Three months ended July 31, 2007 compared to July 31, 2006
Conditions in the non-prime mortgage industry continued to be challenging during the three months ended July 31, 2007. Our mortgage operations, as well as the entire industry, were impacted by deteriorating conditions in the secondary market, where reduced investor demand for loan purchases, higher investor yield requirements and increased estimates for future losses reduced the value of non-prime loans. Under these conditions non-prime originators generally reported significant increases in losses and many were unable to meet their financial obligations. During the first quarter we continued to tighten our underwriting standards and eliminated some of our product offerings, which had the effect of reducing our loan origination volumes. Our wholesale origination volumes declined to $3.0 billion during the current quarter, down 58.7% from the prior year. We expect our origination volumes to remain substantially lower than recent historical levels for the foreseeable future, at approximately $200 million per month beginning in September 2007.
     The pretax loss of $335.4 million for the three months ended July 31, 2007 includes losses of $4.5 million from our Business Services discontinued operations, with the remainder from our mortgage business. As discussed more fully below, mortgage results include $157.3 million in loss provisions and repurchase reserves, impairments of residual interests of $49.6 million and impairments of other assets totaling $23.2 million. The mortgage industry in August 2007 continued to be extremely volatile, which we believe will likely result in further significant impairments to our residual interests, beneficial interest in Trusts and loans held for sale in our second quarter, potentially in the range of $150 to $200 million. If conditions in the industry continue to decline, our future results would continue to be negatively impacted. See additional discussion in note 1 to the condensed consolidated financial statements.

     The following table summarizes the key drivers of loan origination volumes and related gains on sales of mortgage loans:

(dollars in 000s)
Three months ended July 31,	2007	2006

Application process:
Total number of applications	28,774	73,736
Number of sales associates (1)	1,404	2,649
Closing ratio (2)	45.5%	53.8%
Originations:
Total number of loans originated	13,082	39,672
WAC	8.64%	8.68%
Average loan size	$251	$203
Total volume of loans originated	$3,285,480	$8,051,945
Direct origination and acquisition expenses, net	$17,727	$52,566
Revenue (loan value):
Net gain on sale — gross margin (3)	(5.86%)	1.02%

(1)	Includes all direct sales and back office sales support associates.

(2)	Percentage of loans funded divided by total applications in the period.

(3)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.
     Gains on sales of mortgage assets decreased $218.7 million from the prior year. This decrease resulted primarily from significantly lower origination volumes and loan sale premiums, and increases in loan repurchase reserves and impairments of residual interests.
     During the first quarter, concerns about credit quality in the non-prime industry resulted in lower demand for non-prime loans and a higher yield requirement by investors that purchase the loans. As a result, during the quarter we originated mortgage loans that, by the time we sold them in the secondary market, were valued at less than par. Our first quarter net gain on sale gross margin was a negative 5.86%. Additionally, our loan sale premium declined 360 basis points from 1.48% in the prior year, to a negative 2.12% in the current quarter. We wrote down our beneficial interest in Trusts by $72.5 million, reflecting a current value of loans in the warehouse of 92% of par, compared to 102% of par in the prior year.
     The disruption in the secondary market, coupled with declining credit quality and increasing early payment defaults, caused investors in our loans to become increasingly more likely to execute on first payment default provisions available to them in loan sale agreements. Investors have also begun performing additional due diligence on loan pools, causing unprecedented numbers of loans to be excluded from loan pools before the sale. As a result, we continued to experience significant actual and expected loan repurchase activity. We recorded total loss provisions of $157.3 million during the current quarter compared to $92.7 million in the prior year. The provision recorded in the current quarter consists of $95.5 million recorded on loans sold during the current quarter and $61.8 million related to loans sold in the prior quarter. Loss provisions as a percent of loan volumes increased 364 basis points over the prior quarter. After we repurchased the loans, we experienced higher severity of losses on those loans. Based on historical experience, we assumed an average 38% loss severity at July 31, 2007, compared to 26% at April 30, 2007, on loans repurchased and expected to be repurchased due to default. See additional discussion of our reserves and repurchase obligations in “Critical Accounting Policies” and in note 11 to our condensed consolidated financial statements.
     During the current quarter, the disruption in the secondary market also impacted our residual interests. We recorded impairments of residual interests of $49.6 million due to higher expected credit losses resulting from the decline in performance of the underlying collateral and an increase in our discount rate assumption from 25% to 47%. As of July 31, 2007, substantially all residual interests from originations prior to January 2007 were written down to zero value. Residual interests at July 31, 2007 have a current carrying value of $90.3 million.

     During the current period, we recorded a net $22.3 million in gains, compared to gains of $13.2 million in the prior year, related to our various derivative instruments. The increase for the current quarter was caused primarily by increases in the value of our forward loan sale commitments. See note 11 to the condensed consolidated financial statements.
     The value of MSRs recorded in the current quarter increased to 71 basis points from 62 basis points in the prior year. This increase is due to an increase in average loan balances and a change in our product mix, with a higher concentration of loans with a longer period before the interest rate reset, resulting in lower prepayment speeds. However, this increase was offset by an overall decline in origination volumes, resulting in a net decrease in gains on sales of mortgage loans of $26.8 million. See additional discussion of our MSR assumptions in “Critical Accounting Policies” and in note 11 to the condensed consolidated financial statements.
     The following table summarizes the key metrics related to our loan servicing business:

(dollars in 000s)
Three months ended July 31,	2007	2006

Average servicing portfolio:
With related MSRs	$62,565,520	$63,562,956
Without related MSRs	3,024,082	10,443,256

	$65,589,602	$74,006,212

Ending servicing portfolio:
With related MSRs	$61,341,200	$64,187,360
Without related MSRs	2,929,205	10,333,107

	$64,270,405	$74,520,467

Number of loans serviced	363,021	439,707
Average delinquency rate	15.42%	7.33%
Weighted average FICO score	622	621
Weighted average interest rate (WAC) of portfolio	8.35%	7.93%
Carrying value of MSRs	$232,714	$275,266
     Loan servicing revenues decreased $11.5 million, or 10.6%, compared to the prior year. The decrease reflects a decline in our average servicing portfolio, which decreased 11.4%, to $65.6 billion. This decrease was partially offset by an increase in late fee income on delinquent loans and, to a lesser extent, a higher annualized rate earned on our servicing portfolio. Declines in our average servicing portfolio are primarily the result of a decline in the subservicing portfolio and significantly lower origination volumes, as discussed above. To the extent that origination volumes remain depressed, loan servicing revenues may continue to decline.
     Total expenses for the three months ended July 31, 2007 declined $11.4 million, or 5.1%, from the prior year. Cost of services decreased $16.7 million primarily due to reductions in sales associates and other personnel and lower amortization of MSRs.
     Cost of other revenues decreased $17.1 million, primarily due to our ongoing restructuring plans. As a result, compensation and benefits declined due to lower staffing levels, which was partially offset by increased occupancy expenses as a result of early termination costs on leases.
     See discussion of the pending sale of OOMC in note 1 to the condensed consolidated financial statements and Part II, Item 1A, under “Potential Sale Transaction.”
     Selling, general and administrative expenses were essentially flat compared to the prior year, as restructuring charges of $16.1 million recorded in the current quarter were offset by lower operating expenses resulting from prior year restructuring activities.

     The pretax loss for the three months ended July 31, 2007 was $335.4 million compared to a loss of $24.7 million in the prior year.
     The loss from discontinued operations for the current period of $192.8 million is net of tax benefits of $142.6 million, and primarily includes income tax benefits related to OOMC. Losses from discontinued operations during fiscal year 2007 totaled $808.0 million, net of tax benefits of $425.0 million, including tax benefits related to OOMC of $374.6 million. Although the tax position associated with deferred tax benefits of discontinued businesses will more likely than not be sustained, there is a level of uncertainty associated with the amount of benefit. We believe the net deferred tax asset at July 31, 2007 is, more likely than not, realizable.
FINANCIAL CONDITION
These comments should be read in conjunction with the condensed consolidated balance sheets and condensed consolidated statements of cash flows found on pages 1 and 3, respectively.
CAPITAL RESOURCES & LIQUIDITY BY SEGMENT
Our sources of capital primarily include cash from operations, issuances of common stock and debt. We use capital primarily to fund working capital requirements, pay dividends and acquire businesses. Our Tax Services and Business Services segments are highly seasonal and therefore require the use of cash to fund operating losses during the period May through December. Our mortgage operations have incurred significant operating losses in recent quarters, also requiring the use of cash and working capital. As a result of off-season operating losses from our Tax Services and Business Services segments, and recent operating losses from our mortgage businesses, our commercial paper outstanding at July 31, 2007 totaled $1.2 billion, compared to $189.4 million at July 31, 2006.
     Given the availability of our liquidity options, including our unsecured committed lines of credit (CLOCs), we believe our existing sources of capital at July 31, 2007 are significant and sufficient to meet our operating needs.
     Cash From Operations. Cash used in operating activities for the first three months of fiscal 2008 totaled $432.2 million, compared with $476.1 million for the same period of the prior fiscal year. The change was due primarily to lower income tax payments.
     Issuance of Common Stock. We issue shares of common stock, in accordance with our stock-based compensation plans, out of treasury shares. Proceeds from the issuance of common stock totaled $15.3 million and $13.2 million for the three months ended July 31, 2007 and 2006, respectively.
     Dividends. Dividends paid totaled $43.9 million and $40.5 million for the three months ended July 31, 2007 and 2006, respectively.
     Share Repurchases. There are 22.4 million shares remaining under share repurchase authorizations at July 31, 2007. We purchase shares on the open market in accordance with existing authorizations, subject to various factors including the price of the stock, our ability to maintain liquidity and financial flexibility, securities laws restrictions, internally and regulatory targeted capital levels and other investment opportunities.
     The OTS requires us to maintain a three percent minimum ratio of adjusted tangible capital to adjusted total assets. Due to significant losses in our mortgage operations during fiscal year 2007, we did not meet this minimum capital requirement at April 30, 2007. Due to continued losses in our mortgage operations during the first quarter of fiscal year 2008 and normal seasonal operating losses of our continuing operations during the first eight months of fiscal year 2008, we expect to be non-compliant until the end of fiscal year 2008. We do not expect to be in a position to repurchase shares until fiscal year 2009.
     Debt. In April 2007, we obtained a $500.0 million credit facility to provide funding for the $500.0 million of 8 1/2% Senior Notes which were due April 16, 2007. This facility matures on December 20, 2007, at which time it will most likely be refinanced.
     Commercial paper borrowings outstanding at July 31, 2007 totaled $1.2 billion and were primarily used to fund working capital needs. Subsequent to July 31, 2007, we drew on our CLOCs due to disruptions in the commercial paper market. See additional discussion in “Commercial Paper

Issuance and Short-Term Borrowings” and note 4 to the condensed consolidated financial statements.
     Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents — restricted totaled $287.8 million at July 31, 2007 compared to $332.6 million at April 30, 2007. Consumer Financial Services held $286.0 million of this total segregated in a special reserve account for the exclusive benefit of its broker-dealer clients.

     Segment Cash Flows. A condensed consolidating statement of cash flows by segment for the three months ended July 31, 2007 follows. Generally, interest is not charged on intercompany activities between segments.

(in 000s)
			Consumer
	Tax	Business	Financial		Discontinued	Consolidated
	Services	Services	Services	Corporate	Operations	H&R Block

Cash provided by (used in):
Operations	$(222,082)	$47,776	$46,796	$(227,402)	$(77,271)	$(432,183)
Investing	(18,514)	(10,735)	112,168	(440)	3,068	85,547
Financing	(39,479)	—	(175,974)	125,457	(47,535)	(137,531)
Net intercompany	293,486	(52,207)	(2,841)	(320,861)	82,423	—
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
     Tax Services. Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in the fourth quarter. Tax Services used $222.1 million in its current three-month operations to cover off-season costs and working capital requirements. This segment used $18.5 million in investing activities primarily related to capital expenditures and acquisitions, and used $39.5 million in financing activities related to book overdrafts.
     Business Services. Business Services funding requirements are largely related to receivables for completed work and “work in process.” We provide funding sufficient to cover their working capital needs. This segment provided $47.8 million in operating cash flows during the first three months of the year as a result of favorable changes in working capital, primarily the collection of accounts receivable. Business Services used $10.7 million in investing activities primarily related to capital expenditures and acquisitions.
     Consumer Financial Services. In the first three months of fiscal year 2008, Consumer Financial Services provided $46.8 million in cash from its operating activities primarily due to the timing of cash deposits that are restricted for the benefit of its broker-dealer clients and net income generated during the quarter. The segment also provided $112.2 million in investing activities primarily from mortgage loans held for investment and used $176.0 million in financing activities due primarily to FDIC-insured deposits held at HRB Bank.
     HRB Bank is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which extends credit to member banks based on eligible collateral. At July 31, 2007, HRB Bank had FHLB advance capacity of $499.3 million, and there was $104.0 million outstanding balance on this facility. Mortgage loans held for investment of $1.2 billion were pledged as collateral on these advances.
     Discontinued Operations. These operations primarily generate cash as a result of the sale and securitization of mortgage loans and residual interests, and as residual interests begin to cash flow. Our discontinued operations used $77.3 million in cash from operating activities primarily due to losses during the three months ended July 31, 2007. Operating cash flows of discontinued operations in the table above includes the net loss from discontinued operations of $192.8 million. Cash used in financing activities of $47.5 million reflects the repayment of an on-balance sheet securitization.
     Due to market conditions, OOMC had significant borrowings on its line of credit from BFC. BFC provides a line of credit of at least $150 million for working capital needs. There is no commitment to fund any further operations of OOMC.
     See discussion of changes in the off-balance sheet arrangements of our discontinued operations below.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS
During the three months ended July 31, 2007, total committed off-balance sheet warehouse capacity was decreased from $8.8 billion to $7.5 billion. We also had an on-balance sheet facility with capacity of $500.0 million. As of July 31, 2007, additional uncommitted facilities of $2.0 billion were also potentially available, subject to counterparty approval.
     One warehouse line was amended to remove a “minimum net income” financial covenant, which required OOMC to maintain a cumulative minimum net income of at least $1 for four consecutive fiscal quarters. As a result, OOMC now has $4.0 billion in committed warehouse facilities available, one without the minimum net income financial covenant and one with a waiver of the minimum net income financial covenant through at least April 25, 2008. At our projected origination levels, we estimate we would only need between $3.0 billion and $4.0 billion of available warehouse capacity at any given time. However, the sale of OOMC is subject to various closing conditions, including that OOMC maintain at least $8.0 billion of total capacity in its warehouse facilities throughout the period to the closing date, of which at least $2.0 billion is to be in the form of unused capacity at the closing date. At July 31, 2007, OOMC did not meet the minimum net income financial covenant contained in certain of its committed warehouse facilities. OOMC obtained waivers of the minimum net income financial covenants from warehouse facility providers as needed, to comply with the closing conditions of the sale of OOMC. These waivers extend through various dates as discussed below. If we do not obtain extensions of each facility and waiver that expires before completing the sale of OOMC, or replace existing capacity, we would be in violation of this closing condition.
     Committed warehouse facilities and waivers, where applicable, of the minimum net income financial covenant obtained by OOMC expire as follows:

(dollars in 000s)
Facility Expiration Date	Waiver Expiration Date	Total Capacity		Outstanding Loans

October 2, 2007	October 2, 2007	$1,000,000		$402,068
October 2, 2007	September 30, 2007	500,000	(1)	9,157
October 31, 2007	N/A (2)	250,000		217,388
November 9, 2007	September 30, 2007	1,000,000		277,987
January 15, 2008	January 15, 2008	500,000		314,979
January 18, 2008	October 30, 2007	750,000		95,775
April 25, 2008	April 25, 2008	2,000,000		332,922
June 12, 2008	N/A (2)	2,002,000		431,899

		$8,002,000		$2,082,175

(1)	Represents $500.0 million related to an on-balance sheet facility, as discussed below.

(2)	The agreement related to this facility has been amended to remove the minimum net income financial covenant through the facility expiration date.
     If a warehouse facility with a balance were to expire or a waiver were not granted, the loans on that facility would be moved to another facility with excess capacity.
     Loans totaling $9.2 million were held on our on-balance sheet facility at July 31, 2007, with the related loans and liability reported in assets and liabilities held-for-sale.
     Other than the changes outlined above, there have been no material changes in our off-balance sheet financing arrangements from those reported at April 30, 2007 in our Annual Report on Form 10-K.
COMMERCIAL PAPER ISSUANCE AND SHORT-TERM BORROWINGS
The following chart provides the debt ratings for BFC as of July 31, 2007:

	Short-term	Long-term	Outlook

Fitch	F2	A-	Negative
Moody’s (1)	P2	A3	Negative
S&P (2)	A2	BBB+	Negative
DBRS (3)	R-1 (low)	A	Stable

(1)	Long-term rating of Baa1 effective August 21, 2007.

(2)	Short-term rating of A3 and long-term rating of BBB- effective August 31, 2007.

(3)	All ratings have an outlook of “Under Review with Negative Implications” effective August 31, 2007.

     At July 31, 2007, we maintained $2.0 billion in back-up credit facilities to support the commercial paper program and for general corporate purposes. The CLOCs have a maturity date of August 2010 and an annual facility fee in a range of six to fifteen basis points, based on our credit rating. We have $633.8 million in outstanding commercial paper as of August 31, 2007, which we anticipate will be refinanced by funds available through the CLOCs. The CLOCs, among other things, require we maintain at least $650.0 million of Adjusted Net Worth, as defined in the agreement, on the last day of any fiscal quarter. We had Adjusted Net Worth of $1.1 billion at July 31, 2007, representing excess stockholders’ equity of $450.0 million. We believe we will continue to be in compliance for the remaining term of the agreement.
     Other than the changes outlined above, there have been no material changes in our commercial paper program and short-term borrowings from those reported at April 30, 2007 in our Annual Report on Form 10-K.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on May 1, 2007. Total unrecognized tax benefits as of May 1, 2007 were $133.3 million, of which $89.0 million were tax positions that, if recognized, would impact the effective tax rate. We have classified the liability for unrecognized tax benefits as long term in the condensed consolidated balance sheet. We are unable to determine when, and if, unrecognized tax positions will result in obligations requiring future cash payments. See note 5 to the condensed consolidated financial statements for additional information.
     Other than the change outlined above, there have been no material changes in our contractual obligations and commercial commitments from those reported at April 30, 2007 in our Annual Report on Form 10-K.
REGULATORY ENVIRONMENT
In March 2006, the OTS approved the federal savings bank charter of HRB Bank. HRB Bank commenced operations on May 1, 2006, at which time H&R Block, Inc. became a savings and loan holding company. As a savings and loan holding company, H&R Block, Inc. is subject to regulation by the OTS. Federal savings banks are subject to extensive regulation and examination by the OTS, their primary federal regulator, as well as the FDIC. In conjunction with H&R Block, Inc.’s application with the OTS for HRB Bank, we made commitments as part of our charter approval order (Master Commitment) which included, but were not limited to: (1) a three percent minimum ratio of adjusted tangible capital to adjusted total assets, as defined by the OTS; (2) maintain all HRB Bank capital within HRB Bank in accordance with the submitted three-year business plan; and (3) follow federal regulations surrounding intercompany transactions and approvals. We fell below the three percent minimum ratio at April 30, 2007. We notified the OTS of our failure to meet this requirement, and on May 29, 2007, the OTS issued a Supervisory Directive. We submitted a revised capital plan to the OTS on July 19, 2007, that projects we will regain compliance with the three percent minimum capital requirement by April 30, 2008. The revised capital plan contemplates that we will meet the minimum capital requirement primarily through earnings generated by our normal business operations in fiscal year 2008. The OTS has accepted our revised capital plan. We also fell below the three percent minimum ratio during our first quarter, and had adjusted tangible capital of negative $177.6 million, and a requirement of $168.3 million to be in compliance at July 31, 2007. Normal seasonal operating losses of our Tax and Business Services segments, and operating losses of our discontinued mortgage businesses, are also expected to cause us to be in non-compliance until the end of fiscal year 2008.
     The Supervisory Directive included additional conditions that we will be required to meet in addition to the Master Commitment. The significant additional conditions included in the

Supervisory Directive are as follows: (1) requires HRB Bank to extend its compliance with a minimum 12.0% leverage ratio through fiscal year 2012; (2) requires H&R Block, Inc. to comply with the Master Commitment at all times, except for the projected capital levels and compliance with the three percent minimum ratio, as provided in the fiscal year 2008 and 2009 capital adequacy projections presented to the OTS on July 19, 2007; (3) institutes reporting requirements to the OTS quarterly and monthly by the Board of Directors and management, respectively; and (4) requires HRB Bank’s Board of Directors to have an independent chairperson and at least the same number of outside directors as inside directors.
     We have maintained compliance with the Supervisory Directive in fiscal year 2008. However, operating losses of our discontinued operations for the first quarter of fiscal year 2008 were higher than projected in our revised capital plan that was submitted to the OTS. As a result, our capital levels are lower than those projections. Based on our current operating plan, we still expect to be in compliance by April 30, 2008, the original date projected in the capital plan. In order to meet the three percent minimum ratio at April 30, 2008, we do not expect to be in a position to repurchase treasury shares until fiscal year 2009. If we are not in a position to cure deficiencies and if operating results are below our plan, a resulting failure could impair our ability to repurchase shares of our common stock, acquire businesses or pay dividends.
     Achievement of the capital plan depends on future events and circumstances, the outcome of which cannot be assured. Failure to meet the conditions under the Master Commitment and the Supervisory Directive, including capital levels of H&R Block, Inc. and completion of a planned sale of OOMC by October 31, 2007, could result in the OTS taking further regulatory actions, such as a supervisory agreement, cease-and-desist orders and civil monetary penalties. It is possible that the sale of OOMC may not be completed by October 31, 2007. At this time, the financial impact, if any, of additional regulatory actions cannot be determined. See additional discussion related to this requirement in Part II, Item 1A, under “Regulatory Environment - Banking.”
     Other than the items discussed above, there have been no material changes in our regulatory environment from those reported at April 30, 2007 in our Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES
The following discussion is an update to previous disclosure regarding certain of our critical accounting policies and should be read in conjunction with the complete critical accounting policies disclosures included in our Annual Report on Form 10-K for the year ended April 30, 2007. For all of our critical accounting policies, we caution that future events rarely develop precisely as forecasted, and estimates routinely require adjustment and may require material adjustment.
Gains on Sales of Mortgage Assets
Variations in the assumptions we use affect the estimated fair values and the reported net gains on sales. Gains on sales of mortgage loans totaled a negative $57.4 million for the three months ended July 31, 2007 and $161.4 million for the three months ended July 31, 2006.
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
     For early payment default-related losses, the amount of losses we expect to incur depends primarily on the frequency of early payment defaults, the rate at which defaulted loans subsequently become current on payments (“cure rate”), the propensity of the buyer of the loans to demand recourse under the loan sale agreement and the severity of loss incurred on loans which have been repurchased. The frequency of early payment defaults, cure rates and loss severity may vary depending on the creditworthiness of the borrower and economic factors such as home price appreciation and interest rates. To the extent actual losses related to repurchase activity are different from our estimates, the fair value of our repurchase reserves will increase or decrease. See note 11 to our condensed consolidated financial statements under “Commitments and Contingencies.”

     Declining credit quality, coupled with increasing early payment defaults, caused investors in our loans to become increasingly more likely to execute on first payment default provisions available to them in loan sale agreements. Investors have also begun performing additional due diligence on loans pools, causing unprecedented numbers of loans to be excluded from loan pools before the sale. As a result, we continued to experience significant actual and expected loan repurchase activity. We recorded total loss provisions of $157.3 million during the current quarter compared to $92.7 million in the prior year. The provision recorded in the current quarter consists of $95.5 million recorded on loans sold during the current quarter and $61.8 million related to loans sold in the prior quarter. At July 31, 2007, we assumed that substantially all loans that failed to make timely payments according to contractual early payment default provisions will be repurchased, and that approximately 4% of loans will be repurchased from sales that have not yet reached the contractual date upon which repurchases can be determined. Based on historical experience, we assumed an average 38% loss severity, up from 26% at April 30, 2007, on all loans repurchased and expected to be repurchased as of July 31, 2007. The increase in our loan repurchase liability was primarily due to the increase in our loss severity assumption.
     Based on our analysis as of July 31, 2007, we estimated our liability for recourse obligations to be $72.2 million. The sensitivity of the recourse liability to 10% and 20% adverse changes in loss assumptions is $7.2 million and $14.4 million, respectively.
Valuation of MSRs
MSRs with a book value of $232.7 million are included in our condensed consolidated balance sheet at July 31, 2007. While changes in any assumption could impact the value of our MSRs, the primary drivers of significant changes to the value of our MSRs are prepayment speeds, discount rates, costs to service and ancillary fees. Below is a table showing the effect of a variation of a particular assumption on the fair value of our MSRs without changing any other assumptions. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

Assumption	Impact on Fair Value

Prepayments (including defaults):
Adverse 10% — % impact on fair value	(8%)
Adverse 20% — % impact on fair value	(15%)

Discount rate:
Adverse 10% — % impact on fair value	(3%)
Adverse 20% — %$impact on fair value	(7%)

Ancillary Fees and Income:
Adverse 10% — %impact on fair value	(4%)
Adverse 20% — % impact on fair value	(9%)

Costs to service:
Adverse 10% — % impact on fair value	(5%)
Adverse 20% — % impact on fair value	(9%)
Valuation of Residual Interests
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
     We recorded impairments totaling $49.6 million in our condensed consolidated income statements for the three months ended July 31, 2007. During the quarter, we increased our discount rate assumption from 25% to 47% as a result of continued uncertainty and volatility in the market and higher investor yield requirements. See note 11 to our condensed consolidated financial statements and Part I, Item 3 for additional discussion.

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

Banking Ratios		(dollars in 000s)
Three months ended July 31,	2007	2006

Efficiency Ratio:
Total Consumer Financial Services expenses	$108,166	$81,898
Less: Interest and non-banking expenses	(104,043)	(80,564)

Non-interest banking expenses	$4,123	$1,334

Total Consumer Financial Services revenues	$114,372	$78,829
Less: Non-banking revenues and interest expense	(103,323)	(74,988)

Banking revenue — net of interest expense	$11,049	$3,841

	37%	35%

Net Interest Margin (annualized):
Net banking interest revenue	$7,503	$3,729
Net banking interest revenue (annualized)	$30,012	$14,916

Divided by average assets	$1,442,299	$408,117

	2.08%	3.65%

Return on Average Assets (annualized):
Total Consumer Financial Services pretax income	$6,206	$(3,069)
Less: Non-banking pretax income (loss)	1,364	(4,238)

Pretax banking income	$4,842	$1,169

Pretax banking income (annualized)	$19,368	$4,676

Divided by average assets	$1,442,299	$408,117

	1.34%	1.15%

Discontinued Operations - Origination Margin		(dollars in 000s)
Three months ended July 31,	2007	2006

Total expenses	$212,007	$223,387
Add: Expenses netted against gain on sale revenues	17,727	52,566
Less:
Cost of services	71,617	88,328
Cost of acquisition	(2,603)	10,924
Allocated support departments	2,183	6,818
Other	72,568	16,480

	$85,969	$153,403

Divided by origination volume	$3,285,480	$8,051,945
Total cost of origination	2.62%	1.91%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 7A of our Annual Report on Form 10-K for fiscal year 2007 presents discussions of market risks that may impact our future results. The following risk factors should be read in conjunction with that discussion.
     Interest Rate Risk and Credit Spreads — Non-prime Originations. Interest rate changes and credit spreads impact the value of the loans underlying our beneficial interest in Trusts, on our balance sheet or in our origination pipeline, as well as residual interests in securitizations and MSRs.
     As a result of loan sales to the Trusts, we remove the mortgage loans from our balance sheet and record the gain or loss on sale, cash proceeds, MSRs, repurchase reserves and a beneficial interest in Trusts, which represents our residual interest in the ultimate expected outcome from the disposition of the loans by the Trusts. See Part I, Item 2, “Off-Balance Sheet Financing Arrangements.” At July 31, 2007, there were $2.1 billion of loans held in the Trusts and the value of our beneficial interest in Trusts was $54.5 million. At July 31, 2007, we had $432.2 million of mortgage loans held for sale on our balance sheet. Approximately half of these loans were repurchased from whole loan investors or the Trusts. Changes in interest rates and other market factors including credit spreads may result in a change in value of our beneficial interest in Trusts and mortgage loans held for sale.
     We are impacted by changes in loan sale prices including interest rates, credit spreads and other factors. We are exposed to interest rate risk and credit spreads associated with commitments to fund approved loan applications of $1.7 billion, subject to conditions and loan contract verification. Of the $1.7 billion of commitments to fund mortgage loans at July 31, 2007, all but $242.5 million were repriced to higher interest rates before funding in August 2007. We expect the majority of the repriced loans will not be funded.
     During the current quarter, we used forward loan sale commitments, interest rate swaps and put options on Eurodollar futures to reduce our interest rate risk associated with our commitment to fund non-prime loans. During August 2007, we discontinued our use of interest rate swaps and put options. We continue to use forward loan sale commitments to reduce our exposure to interest rate risk and credit spreads. Changes in credit spread are derived from investor demand and competition for available funds. Investor demand can be impacted by sector performance and loan collateral performance. Sector performance factors include the stability of the industry and individual competitors. Uncertainty regarding the ability of the industry as a whole to meet repurchase obligations could impact credit spread demands by investors. Loan collateral performance or anticipated performance can be driven by actual performance of the collateral or by market-related factors impacting the industry as a whole. Credit spread risk can be reduced using forward loan sale commitments. However, locking into these commitments eliminates the potential for price adjustments.
     Forward loan sale commitments represent our obligation to sell a non-prime loan at a specific price in the future and increase in value as rates rise and decrease as rates fall. The Trusts may fulfill these obligations in response to the exercise of a put option by the third-party beneficial interest holders. At July 31, 2007, we had forward loan sale commitments totaling $628.1 million. Forward loan sale commitments lock in the execution price on the loans that will be ultimately delivered into a loan sale.
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

     We enter into interest rate caps and swaps to mitigate interest rate risk associated with mortgage loans that will be securitized and residual interests that are classified as trading securities because they will be sold in a subsequent NIM transaction. The caps and swaps enhance the marketability of the securitization and NIM transactions. An interest rate cap represents a right to receive cash if interest rates rise above a contractual strike rate, its value therefore increases as interest rates rise. The interest rate used in our interest rate caps and the floating rate used in swaps are based on LIBOR. At July 31, 2007 we had no assets or liabilities recorded related to interest rate caps.
     It is our policy to use derivative instruments only for the purpose of offsetting or reducing the risk of loss associated with a defined or quantified exposure.

     Sensitivity Analysis. The sensitivities of certain financial instruments to changes in interest rates as of July 31, 2007 are presented below. The following table represents hypothetical instantaneous and sustained parallel shifts in interest rates and should not be relied on as an indicator of future expected results.

(in 000s)
	Carrying Value at	Basis Point Change
	July 31, 2007	-300	-200	-100	+100	+200	+300

Mortgage loans held for investment	$1,241,281	$37,676	$31,833	$21,581	$(22,465)	$(47,345)	$(72,970)
Mortgage loans held for sale	432,173	9,753	6,433	3,175	(3,031)	(5,239)	(8,072)
Residual interests in securitizations	90,315	1,422	(448)	(348)	4,714	7,489	8,652
Beneficial interest in Trusts — trading	54,450	86,359	55,223	25,319	(24,287)	(47,849)	(72,332)
Forward loan sale commitments	26,072	25,467	16,259	7,509	(7,224)	(14,138)	(21,521)
     The table above addresses changes in interest rates only. See additional discussion of the impact of changes in the markets and the impact to our financial condition and results of operations in note 1 to the condensed consolidated financial statements.
     There have been no other material changes in our market risks from those reported at April 30, 2007 in our Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information below should be read in conjunction with the information included in note 8 to our condensed consolidated financial statements.
     RAL Litigation. We reported in our annual report on Form 10-K for the year ended Aril 30, 2007, certain events and information regarding lawsuits regarding the RAL Cases. The RAL Cases have involved a variety of legal theories asserted by plaintiffs. These theories include allegations that, among other things, disclosures in the RAL applications were inadequate, misleading and untimely; the RAL interest rates were usurious and unconscionable; we did not disclose that we would receive part of the finance charges paid by the customer for such loans; untrue, misleading or deceptive statements in marketing RALs; breach of state laws on credit service organizations; breach of contract, unjust enrichment, unfair and deceptive acts or practices; violations of the federal Racketeer Influenced and Corrupt Organizations Act; violations of the federal Fair Debt Collection Practices Act and unfair competition regarding debt collection activities; and that we owe, and breached, a fiduciary duty to our customers in connection with the RAL program.
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

     We believe we have meritorious defenses to the remaining RAL Cases and we intend to defend them vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate. Likewise, there can be no assurances regarding the impact of the RAL Cases on our financial statements. The following is updated information regarding the pending RAL Cases that are attorney general actions or class actions or putative class actions for which there have been significant developments during the fiscal quarter ended July 31, 2007:
     Lynne A. Carnegie, et al. v. Household International, Inc., H&R Block, Inc., et al., (formerly Joel E. Zawikowski, et al. v. Beneficial National Bank, H&R Block, Inc., Block Financial Corporation, et al.) Case No. 98 C 2178, United States District Court for the Northern District of Illinois, Eastern Division, instituted on April 18, 1998. This case is one of the cases in the 2006 Settlements. On April 19, 2006, we entered into a settlement agreement regarding this case, subject to final court approval. The settlement was approved by the court on August 28, 2006. The settlement is now final.
     Sandra J. Basile, et al. v. H&R Block, Inc., et al, April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. The court decertified the class on December 31, 2003. The Pennsylvania appellate court subsequently reversed the trial court’s decertification decision. On September 26, 2006, the Pennsylvania Supreme Court reversed the appellate court’s reversal of the trial court’s decision to decertify the class. On June 4, 2007, the appellate court affirmed its earlier decision. The Company is currently seeking review of the appellate court’s decision by the Pennsylvania Supreme Court .
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
     Express IRA Litigation. On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) entitled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc. The complaint alleged fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and sought equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. On July 12, 2007, the Supreme Court of the State of New York issued a ruling that dismissed all defendants other than H&R Block Financial Advisors, Inc. and the claims of common law fraud. We intend to defend this case vigorously, but there are no assurances as to its outcome.
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
     Securities Litigation. On April 6, 2007, a putative class action styled In re H&R Block Securities Litigation was filed against the Company and certain of its officers in the United States District Court for the Western District of Missouri. The complaint alleges, among other things, deceptive, material and misleading financial statements, failure to prepare financial statements in accordance with generally accepted accounting principles and concealment of the potential for lawsuits stemming from the allegedly fraudulent nature of the Company’s operations. The complaint seeks unspecified damages and equitable relief. We intend to defend this litigation vigorously, but there are no assurances as to its outcome.
     Other Claims and Litigation. As reported previously, the NASD brought charges against HRBFA regarding the sale by HRBFA of Enron debentures in 2001. A hearing for this matter was concluded in August 2007, with post-hearing briefs to be submitted in October 2007. We intend to defend the NASD charges vigorously, although there can be no assurances regarding the outcome and resolution of the matter.
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
ITEM 1A. RISK FACTORS
Item 1A of our Annual Report on Form 10-K for fiscal year 2007 presents risk factors that may impact our future results. In light of recent developments in the mortgage, housing and secondary markets, the following risk factors should be read in conjunction with that discussion.
     Potential Sale Transaction. In fiscal year 2007, we entered into an agreement to sell OOMC. The purchase price to be received in connection with the sale of OOMC will consist of payments based on the fair value of the adjusted tangible net assets of OOMC, as defined in the agreement, as of the date of sale less $300.0 million. Because the final sale price will be based on third-party bids and valuations received at closing as well as the ultimate value received upon disposition of certain assets after closing, and because market conditions have changed and may change significantly during the period prior to closing, the value of the adjusted tangible net assets of the business at closing may be significantly different than the value as of July 31, 2007. In addition, the transaction is subject to various closing conditions, including: (1) maintenance of at least $8.0 billion of warehouse lines; (2) existence of at least $2.0 billion of loans in the warehouse facilities at the date of closing, all originated within the prior 60 days; (3) the lack of any material adverse events or conditions; (4) OOMC have servicer ratings of at least RPS2 by Fitch, SQ2 by Moody’s and Above Average by S&P, (5) agreed upon regulatory and other approvals and consents be obtained; and (6) we provide audited financial statements of OOMC for the year ended April 30, 2007 by July 31, 2007, with the lack of a going concern explanatory paragraph related to OOMC, except to the extent necessary as a result of specified permitted conditions.
     We continue to expect to complete the sale of OOMC pursuant to the April 2007 agreement by December 31, 2007. However, we are not currently in compliance with certain closing conditions required by this agreement and do not believe we will be able to regain compliance with such closing conditions or maintain compliance through the anticipated closing date. We are currently in discussions with Cerberus Capital Management to have such conditions either waived or modified. We are also conducting ongoing discussion regarding potentially modifying the agreement, which may include only selling the servicing platform, although we currently believe it is unlikely that the existing agreement will ultimately be changed. Therefore, it is our intention to consummate the transaction under the existing agreement on or before December 31, 2007. If the sale is not consummated, then we would divest the servicing platform and either divest or wind-down the origination business. There are no assurances that the current agreement will be modified or that the transaction will close. Our condensed consolidated financial statements as of July 31, 2007 include an impairment charge which reflects our best estimate of the valuation of OOMC based on the terms of the existing agreement. See additional discussion in note 11. If the agreement is modified, we may incur additional impairment losses, which could be significant, beyond those that are provided in our financial statements. However, we are currently unable to estimate the amount of such additional impairment, if any, until the terms of a modified agreement are determined.
     See discussion of warehouse facilities and related waivers in note 11 to the condensed consolidated financial statements and in Part I, Item 2 under “Off-Balance Sheet Financing Arrangements.” If the closing conditions are not satisfied by the requisite time, the sale could be terminated. Failure to complete this transaction could adversely affect the market price of our stock. If conditions in the non-prime mortgage industry, particularly in home appreciation, continue to decline, our operating results, capital levels and liquidity could be negatively impacted during the periods we continue to own OOMC.
     Liquidity and Capital. We are dependent on the use of our off-balance sheet arrangements to fund our daily non-prime mortgage loan originations, and depend on the secondary market to securitize and sell mortgage loans and residual interests. Our off-balance sheet arrangements are subject to certain covenants, including a “minimum net income” financial covenant.
     One warehouse line was amended to remove a “minimum net income” financial covenant, which required OOMC to maintain a cumulative minimum net income of at least $1 for four consecutive fiscal quarters. As a result, OOMC now has $4.0 billion in committed warehouse facilities available, one without the minimum net income financial covenant and one with a waiver of the minimum net income financial covenant through at least April 25, 2008. At our projected origination levels, we estimate we would only need between $3.0 billion and $4.0 billion of available warehouse capacity at any given time. However, the sale of OOMC is subject to various closing conditions, including that OOMC maintain at least $8.0 billion of total capacity in its warehouse facilities throughout the period to the closing date (of which at least $2.0 billion is to be in the form of unused capacity at the closing date). At July 31, 2007, OOMC did not meet the minimum net income financial covenant contained in certain of its committed warehouse facilities. OOMC obtained waivers of the minimum net income financial covenants from warehouse facility providers as needed, to comply with the closing conditions of the sale of OOMC. These waivers extend through various dates. If we do not obtain extensions of each facility and waiver that expires before completing the sale of OOMC, or replace existing capacity, we would be in violation of this closing condition. See additional discussion in note 11 to the condensed consolidated financial statements.
     Market Risks. Our day-to-day operating activities of originating and selling mortgage loans have many aspects of interest rate risk. Additionally, the valuation of our retained residual interests and mortgage servicing rights includes many estimates and assumptions made by management surrounding interest rates, prepayment speeds and credit losses. Variation in interest rates or the factors underlying our assumptions could affect our results of operations.
     Conditions in the non-prime mortgage industry continued to be challenging into fiscal year 2008. Our mortgage operations, as well as the entire industry, were impacted by deteriorating conditions in the secondary market, where reduced investor demand for loan purchases, higher investor yield requirements and increased estimates for future losses reduced the value of non-prime loans. Under these conditions non-prime originators generally reported significant increases in losses and many were unable to meet their financial obligations. As a result, during our first quarter our mortgage operations originated mortgage loans that, by the time we sold them in the secondary market, were valued at less than par. Conditions in the non-prime mortgage industry resulted in significant losses in our mortgage operations during the first quarter of fiscal year 2008. The mortgage industry in August 2007 continued to be extremely volatile, which we believe will likely result in further significant impairments to our residual interests, beneficial interest in Trusts and loans held for sale in our second quarter, potentially in the range of $150 to $200 million. To the extent that market conditions remain volatile, or fail to improve, our mortgage business may continue to incur operating losses and asset impairments. See additional discussion of the performance of our mortgage operations in Part I, Item 2, under “Discontinued Operations.” If conditions in the non-prime mortgage industry do not improve, it could adversely affect the results of our mortgage operations.
     Regulatory Environment — Banking. H&R Block, Inc. is subject to a three percent minimum ratio of adjusted tangible capital to adjusted total assets, as defined by the OTS. We fell below the three percent minimum ratio at April 30, 2007. We notified the OTS of our failure to meet this requirement, and on May 29, 2007, the OTS issued a Supervisory Directive. We submitted a revised capital plan to the OTS on July 19, 2007, that projects we will regain compliance with the three percent minimum capital requirement by April 30, 2008. The revised capital plan contemplates that we will meet the minimum capital requirement primarily through earnings generated by our normal business operations in fiscal year 2008. The OTS has accepted our revised capital plan. We also fell below the three percent minimum ratio during our first quarter, and had adjusted tangible capital of negative $177.6 million, and a requirement of $168.3 million to be in compliance at July 31, 2007. Normal seasonal operating losses of our Tax and Business Services segments, and operating losses of our discontinued mortgage businesses, are also expected to cause us to be in non-compliance until the end of fiscal year 2008.
     The Supervisory Directive included additional conditions that we will be required to meet in addition to the Master Commitment. The significant additional conditions included in the Supervisory Directive are as follows: (1) requires HRB Bank to extend its compliance with a minimum 12.0% leverage ratio through fiscal year 2012; (2) requires H&R Block, Inc. to comply with the Master Commitment at all times, except for the projected capital levels and compliance with the three percent minimum ratio, as provided in the fiscal year 2008 and 2009 capital adequacy projections presented to the OTS on July 19, 2007; (3) institutes reporting requirements to the OTS quarterly and monthly by the Board of Directors and management, respectively; and (4) requires HRB Bank’s Board of Directors to have an independent chairperson and at least the same number of outside directors as inside directors.

     We have maintained compliance with the Supervisory Directive in fiscal year 2008. However, operating losses of our discontinued operations for the first quarter of fiscal year 2008 were higher than projected in our revised capital plan that was submitted to the OTS. As a result, our capital levels are lower than those projections. Based on our current operating plan, we still expect to be in compliance by April 30, 2008, the original date projected in the capital plan. In order to meet the three percent minimum ratio at April 30, 2008, we do not expect to be in a position to repurchase treasury shares until fiscal year 2009. If we are not in a position to cure deficiences, and if operating results are below our plan, a resulting failure could impair our ability to repurchase shares of our common stock, acquire businesses or pay dividends.
     Achievement of the capital plan depends on future events and circumstances, the outcome of which cannot be assured. Failure to meet the conditions under the Master Commitment and the Supervisory Directive, including capital levels of H&R Block, Inc. and completion of a planned sale of OOMC by October 31, 2007, could result in the OTS taking further regulatory actions, such as a supervisory agreement, cease-and-desist orders and civil monetary penalties. It is possible that the sale of OOMC may not be completed by October 31, 2007. At this time, the financial impact, if any, of additional regulatory actions cannot be determined. See note 6 to the condensed consolidated financial statements for additional information.
     Other than the items discussed above, there have been no material changes in our risk factors from those reported at April 30, 2007 in our annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
A summary of our purchases of H&R Block common stock during the first quarter of fiscal year 2008 is as follows:

(shares in 000s)
			Total Number of Shares	Maximum Number
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased (1)	per Share	Plans or Programs (2)	the Plans or Programs (2)

May 1 - May 31	5	$22.89	—	22,352
June 1 - June 30	8	$23.29	—	22,352
July 1 - July 31	217	$23.34	—	22,352

(1)	We purchased 230,235 shares in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on nonvested shares.

(2)	On June 9, 2004, our Board of Directors approved the repurchase of 15.0 million shares of H&R Block, Inc. common stock. On June 7, 2006, our Board approved an additional authorization to repurchase 20.0 million shares. These authorizations have no expiration date.
ITEM 5. OTHER INFORMATION
As previously disclosed in a Form 8-K filed on August 22, 2007 (the “2005 8-K”), Block Financial Corporation (BFC), a wholly-owned subsidiary of the Company is a party to a $1.0 billion Five-Year Credit and Guarantee Agreement dated August 10, 2005 and a $1.0 billion Amended and Restated Five-Year Credit and Guarantee Agreement dated August 10, 2005 (collectively, the “BFC Credit Facilities”).
     On August 31, 2007, BFC drew a combined $200.0 million under the BFC Credit Facilities, and on September 7, 2007, BFC will draw a combined $350.0 million under the BFC Credit Facilities. The $200.0 million draw will be repaid with proceeds from the $350.0 million draw. The draws provide a more stable source of funds to support BFC’s short-term needs in light of recent market conditions that have negatively impacted the availability and term of commercial paper. The August 31 draw bears interest at the Alternate Base Rate (as defined in the BFC Credit Facilities). The $350.0 million draw will bear interest at the Eurodollar Rate (as defined in the BFC Credit Facilities) plus an applicable margin and is subject to adjustments as set forth in the BFC Credit Facilities. The amounts borrowed under the BFC Credit Facilities become due and payable on August 10, 2010.
     The BFC Credit Facilities contain representations, warranties, covenants and events of default customary for financings of this type. One such covenant requires the Company to maintain a certain level of Adjusted Net Worth, which currently is at least $650.0 million at the last day of any fiscal quarter (Adjusted Net Worth of $1.0 billion reduced by the Company’s repurchases of its own Capital Stock subsequent to April 30, 2005 in an aggregate amount not exceeding $350.0 million). The BFC Credit Facilities also include, without limitation covenants restricting the Company’s and BFC’s ability to incur additional debt, incur liens, merge or consolidate with other companies, sell or dispose of their respective assets (including equity interests), liquidate or dissolve, make investments, loans, advances, guarantees and acquisitions, and engage in certain transactions with affiliates.
     In the event of a default by the Company or BFC under the BFC Credit Facilities, the Administrative Agent may, or at the direction of the requisite lenders shall, terminate the applicable Credit Facility and declare the loans then outstanding, together with any accrued interest thereon and all fees and other obligations of the Company and BFC under such Credit Facility, to be due and payable immediately.
ITEM 6. EXHIBITS
10.1	License Agreement effective August 1, 2007, between H&R Block Services, Inc. and Sears, Roebuck and Co.*

10.2	Amendment Number Eleven dated June 29, 2007 to the Amended and Restated Indenture dated as of November 25, 2003, between Option One Owner Trust 2001-2 and Wells Fargo Bank N.A.

10.3	Amendment Number Nine to the Amended and Restated Note Purchase Agreement dated as of November 25, 2003 among Option One Owner Trust 2001-2, Option One Loan Warehouse LLC, and Bank of America, N.A.

10.4	Waiver and Amendment Number Two to Amended and Restated Sale and Servicing Agreement dated July 19, 2007 by and among Option One Owner Trust 2003-5, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse LLC, Wells Fargo Bank, National Association, and Citigroup Global Markets Realty Corp.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential Information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

**	Indicates management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

Mark A. Ernst Chairman of the Board, President and Chief Executive Officer September 5, 2007

William L. Trubeck Executive Vice President and Chief Financial Officer September 5, 2007

Jeffrey E. Nachbor Senior Vice President and Corporate Controller September 5, 2007