Form 10-Q
period 2007-10-31
H&R BLOCK INC
filed 2007-12-13
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007
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

Yes   Ö    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer   Ö    Accelerated filer          Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No   Ö

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on November 30, 2007 was 325,034,129 shares.

Form 10-Q for the Period Ended October 31, 2007

		Page

PART I	Financial Information

Item 1.	Condensed Consolidated Balance Sheets October 31, 2007 and April 30, 2007	1

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Three and Six months Ended October 31, 2007 and 2006	2

	Condensed Consolidated Statements of Cash Flows Six months Ended October 31, 2007 and 2006	3

	Condensed Consolidated Statement of Stockholders’ Equity October 31, 2007 and 2006	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52

Item 4.	Controls and Procedures	53

PART II	Other Information

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities	59

Item 4.	Submission of Matters to a Vote of Security Holders	59

Item 6.	Exhibits	60

SIGNATURES		61

Amendment Number Nine to the Second Amended and Restated Sale and Servicing Agreement
Kiosk License Agreement
Omnibus Amendment
Amendment Number Three to the Second Amended and Restated Sale and Servicing Agreement
Amendment Number Two to the Amended and Restated Note Purchase Agreement
Receivables Purchase Agreement
Indenture
Note Purchase Agreement
Amendment Number Ten to the Amended and Restated Note Purchase Agreement
Omnibus Amendment
Advances, Pledge and Security Agreement
Amendment Number One to the Indenture
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in 000s, except share and per share amounts)

	October 31, 2007	April 30, 2007

	(Unaudited)

ASSETS
Cash and cash equivalents	$386,915	$921,838
Cash and cash equivalents – restricted	237,176	332,646
Receivables from customers, brokers, dealers and clearing organizations, less allowance for doubtful accounts of $2,345 and $2,292	414,557	410,522
Receivables, less allowance for doubtful accounts of $109,266 and $99,259	486,802	556,255
Prepaid expenses and other current assets	219,562	208,564
Assets of discontinued operations, held for sale	2,236,021	1,746,959

Total current assets	3,981,033	4,176,784
Mortgage loans held for investment, less allowance for loan losses of $15,492 and $3,448	1,082,301	1,358,222
Property and equipment, at cost less accumulated depreciation and amortization of $648,766 and $647,151	383,930	379,066
Intangible assets, net	161,199	181,413
Goodwill	1,007,695	993,919
Other assets	490,613	454,646

Total assets	$7,106,771	$7,544,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Commercial paper and other short-term borrowings	$500,000	$1,567,082
Customer banking deposits	886,533	1,129,263
Accounts payable to customers, brokers and dealers	568,122	633,189
Accounts payable, accrued expenses and other current liabilities	400,738	519,372
Accrued salaries, wages and payroll taxes	123,424	307,854
Accrued income taxes	22,647	439,472
Current portion of long-term debt	11,480	9,304
Liabilities of discontinued operations, held for sale	1,363,207	615,373

Total current liabilities	3,876,151	5,220,909
Long-term debt	2,144,012	519,807
Other noncurrent liabilities	542,328	388,835

Total liabilities	6,562,491	6,129,551

Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, 435,890,796 shares issued at October 31, 2007 and April 30, 2007	4,359	4,359
Additional paid-in capital	678,407	676,766
Accumulated other comprehensive income (loss)	1,131	(1,320)
Retained earnings	1,981,378	2,886,440
Less cost of 111,009,460 and 112,671,610 shares of common stock in treasury	(2,120,995)	(2,151,746)

Total stockholders’ equity	544,280	1,414,499

Total liabilities and stockholders’ equity	$7,106,771	$7,544,050

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	(unaudited, amounts in 000s, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006

Revenues:
Service revenues	$373,817	$347,942	$695,480	$650,738
Other revenues:
Interest income	39,599	29,975	81,437	55,685
Product and other revenues	21,408	18,166	39,116	32,430

	434,824	396,083	816,033	738,853

Operating expenses:
Cost of services	428,733	399,254	812,133	762,779
Cost of other revenues	58,806	25,573	102,335	43,780
Selling, general and administrative	180,876	162,972	326,700	312,043

	668,415	587,799	1,241,168	1,118,602

Operating loss	(233,591)	(191,716)	(425,135)	(379,749)
Interest expense	(652)	(12,091)	(1,247)	(24,226)
Other income, net	10,507	5,188	19,066	11,382

Loss from continuing operations before tax benefit	(223,736)	(198,619)	(407,316)	(392,593)
Income tax benefit	(87,631)	(77,622)	(161,388)	(153,757)

Net loss from continuing operations	(136,105)	(120,997)	(245,928)	(238,836)
Net loss from discontinued operations	(366,166)	(35,463)	(558,923)	(49,001)

Net loss	$(502,271)	$(156,460)	$(804,851)	$(287,837)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.42)	$(0.38)	$(0.76)	$(0.74)
Net loss from discontinued operations	(1.13)	(0.11)	(1.72)	(0.15)

Net loss	$(1.55)	$(0.49)	$(2.48)	$(0.89)

Basic and diluted shares	324,694	321,742	324,279	322,706

Dividends per share	$0.143	$0.135	$0.28	$0.26

Comprehensive income (loss):
Net loss	$(502,271)	$(156,460)	$(804,851)	$(287,837)
Change in unrealized gain on available-for-sale securities, net	1,626	1,667	1,163	(844)
Change in foreign currency translation adjustments	(3,023)	(329)	1,288	489

Comprehensive loss	$(503,668)	$(155,122)	$(802,400)	$(288,192)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, amounts in 000s)

Six Months Ended October 31,	2007	2006

Cash flows from operating activities:
Net loss	$(804,851)	$(287,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,246	71,964
Stock-based compensation expense	17,550	17,262
Changes in assets and liabilities of discontinued operations	243,306	(189,494)
Other, net of business acquisitions	(473,376)	(783,866)

Net cash used in operating activities	(942,125)	(1,171,971)

Cash flows from investing activities:
Mortgage loans originated or purchased for investment, net	76,889	(278,003)
Purchases of property and equipment, net	(48,480)	(80,440)
Payments made for business acquisitions, net of cash acquired	(21,037)	(12,670)
Net cash provided by (used in) investing activities of discontinued operations	9,596	(8,864)
Other, net	5,763	(29,274)

Net cash provided by (used in) investing activities	22,731	(409,251)

Cash flows from financing activities:
Repayments of commercial paper	(5,125,279)	(2,295,573)
Proceeds from issuance of commercial paper	4,133,197	3,336,002
Repayments of line of credit borrowings	(1,005,000)	-
Proceeds from line of credit borrowings	2,555,000	-
Customer deposits, net	(243,030)	595,769
Dividends paid	(90,495)	(84,225)
Purchase of treasury shares	-	(180,897)
Proceeds from exercise of stock options	13,434	10,640
Net cash provided by (used in) financing activities of discontinued operations	200,812	(100)
Other, net	(54,168)	(71,520)

Net cash provided by financing activities	384,471	1,310,096

Net decrease in cash and cash equivalents	(534,923)	(271,126)
Cash and cash equivalents at beginning of the period	921,838	673,827

Cash and cash equivalents at end of the period	$386,915	$402,701

Supplementary cash flow data:
Income taxes paid, net of refunds received of $71,724 and $1,468	$(52,360)	$313,016
Interest paid on borrowings	73,998	39,683
Interest paid on deposits	28,039	9,892

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	(unaudited, amounts in 000s, except per share amounts)

						Accumulated
			Convertible		Additional	Other
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity

Balances at April 30, 2006	435,891	$4,359	-	$-	$653,053	$21,948	$3,492,059	(107,378)	$(2,023,620)	$2,147,799
Net loss	-	-	-	-	-	-	(287,837)	-	-	(287,837)
Unrealized translation gain	-	-	-	-	-	489	-	-	-	489
Change in net unrealized gain on available-for-sale securities	-	-	-	-	-	(844)	-	-	-	(844)
Stock-based compensation	-	-	-	-	21,955	-	-	-	-	21,955
Shares issued for:
Option exercises	-	-	-	-	(1,495)	-	-	726	13,831	12,336
Nonvested shares	-	-	-	-	(15,160)	-	-	778	14,798	(362)
ESPP	-	-	-	-	513	-	-	258	4,915	5,428
Acquisitions	-	-	-	-	54	-	-	21	396	450
Acquisition of treasury shares	-	-	-	-	-	-	-	(8,380)	(186,560)	(186,560)
Cash dividends paid – $0.26 per share	-	-	-	-	-	-	(84,225)	-	-	(84,225)

Balances at October 31, 2006	435,891	$4,359	-	$-	$658,920	$21,593	$3,119,997	(113,975)	$(2,176,240)	$1,628,629

Balances at April 30, 2007	435,891	$4,359	-	$-	$676,766	$(1,320)	$2,886,440	(112,672)	$(2,151,746)	$1,414,499
Remeasurement of uncertain tax positions upon adoption of FIN 48	-	-	-	-	-	-	(9,716)	-	-	(9,716)
Net loss	-	-	-	-	-	-	(804,851)	-	-	(804,851)
Unrealized translation gain	-	-	-	-	-	1,288	-	-	-	1,288
Change in net unrealized gain on available-for-sale securities	-	-	-	-	-	1,163	-	-	-	1,163
Stock-based compensation	-	-	-	-	20,750	-	-	-	-	20,750
Shares issued for:
Option exercises	-	-	-	-	(5,105)	-	-	940	17,944	12,839
Nonvested shares	-	-	-	-	(14,439)	-	-	742	14,167	(272)
ESPP	-	-	-	-	400	-	-	218	4,161	4,561
Acquisitions	-	-	-	-	35	-	-	8	151	186
Acquisition of treasury shares	-	-	-	-	-	-	-	(245)	(5,672)	(5,672)
Cash dividends paid – $0.28 per share	-	-	-	-	-	-	(90,495)	-	-	(90,495)

Balances at October 31, 2007	435,891	$4,359	-	$-	$678,407	$1,131	$1,981,378	(111,009)	$(2,120,995)	$544,280

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	(unaudited)

1.	Basis of Presentation
The condensed consolidated balance sheet as of October 31, 2007, the condensed consolidated statements of income and comprehensive income for the three and six months ended October 31, 2007 and 2006, the condensed consolidated statements of cash flows for the six months ended October 31, 2007 and 2006, and the condensed consolidated statement of stockholders’ equity for the six months ended October 31, 2007 and 2006 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders’ equity at October 31, 2007 and for all periods presented have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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

Discontinued Operations – Recent Developments
On April 19, 2007, we entered into an agreement to sell Option One Mortgage Corporation (OOMC) to Cerberus Capital Management (Cerberus). In conjunction with this plan, we also announced we would terminate the operations of H&R Block Mortgage Corporation (HRBMC), a wholly-owned subsidiary of OOMC.
On December 4, 2007, we agreed to terminate the agreement with Cerberus in light of the changing business environment for OOMC, as mutually acceptable alternatives for restructuring the original agreement could not be reached. We also announced that we would immediately terminate all remaining origination activities and pursue the sale of OOMC’s loan servicing activities. OOMC had existing loan applications in its pipeline of $69.4 million in gross loan principal amount at October 31, 2007. We believe that only approximately $20 million to $30 million of these loans will ultimately be funded, at which time our mortgage origination activities will cease. We believe a majority of these loans will be eligible for sale to Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac).
Termination of the mortgage lending activities of OOMC is expected to result in a pretax restructuring charge of $74.8 million. The restructuring charge covers expected severance and lease termination costs, write-off of property, plant and equipment and related shutdown costs. Of the total restructuring charge, $34.9 million was incurred in our second quarter ending October 31, 2007, with the remainder to be incurred primarily in our third quarter ending January 31, 2008. This charge, combined with the restructuring activities previously announced, brings our total restructuring charges for the three and six months ended October 31, 2007 to $61.0 million and $77.1 million, respectively.
Following the termination of its loan origination activities, OOMC will continue to carry out its servicing activities and collect servicing revenues as it does today. Because of the cessation of new originations, the volume of mortgage loans serviced will gradually decline as the aggregate principal amount of existing loans being serviced declines without replacement. The majority of servicing activities are carried out with respect to loans owned by third parties.

We have estimated the fair values of the servicing business and other assets, which resulted in an additional asset impairment for the second quarter ending October 31, 2007 of $123.0 million, bringing our total impairment recorded in discontinued operations to $146.2 million for the six months ended October 31, 2007.
During fiscal year 2007, we also committed to a plan to sell two smaller lines of business and completed the wind-down of one other line of business, all of which were previously reported in our Business Services segment. One of these businesses was sold during the six months ended October 31, 2007. Additionally, during fiscal year 2007, we completed the wind-down of our tax operations in the United Kingdom, which were previously reported in Tax Services. As of October 31, 2007, these businesses are presented as discontinued operations and the assets and liabilities of the businesses being sold are presented as held-for-sale in the condensed consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations.

2.	Earnings (Loss) Per Share
Basic and diluted loss per share is computed using the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 30.2 million shares and 30.7 million shares for the three and six months ended October 31, 2007, respectively, and 32.5 million shares for the three and six months ended October 31, 2006, as the effect would be antidilutive due to the net loss from continuing operations during each period.
The weighted average shares outstanding for the three and six months ended October 31, 2007 increased to 324.7 million and 324.3 million, respectively, from 321.7 million and 322.7 million for the three and six months ended October 31, 2006, respectively, primarily due the issuance of treasury shares related to our stock-based compensation plans.
During the six months ended October 31, 2007 and 2006, we issued 1.9 million and 1.8 million shares of common stock, respectively, pursuant to the exercise of stock options, employee stock purchases and awards of nonvested shares, in accordance with our stock-based compensation plans.
During the six months ended October 31, 2007, we acquired 0.2 million shares of our common stock, which represent shares swapped or surrendered to us in connection with the vesting of nonvested shares and the exercise of stock options, at an aggregate cost of $5.7 million. During the six months ended October 31, 2006, we acquired 8.4 million shares of our common stock, of which 8.1 million shares were purchased from third parties with the remaining shares swapped or surrendered to us, at an aggregate cost of $186.6 million.
During the six months ended October 31, 2007, we granted 5.0 million stock options and 0.9 million nonvested shares and units in accordance with our stock-based compensation plans. The weighted average fair value of options granted was $4.53 for manager and director options and $3.07 for options granted to our seasonal associates. At October 31, 2007, the total unrecognized compensation cost for options and nonvested shares and units was $26.2 million and $49.4 million, respectively.

3.	Goodwill and Intangible Assets
Changes in the carrying amount of goodwill of continuing operations for the six months ended October 31, 2007 consist of the following:
(in 000s)

	April 30, 2007	Additions	Other	October 31, 2007

Tax Services	$415,077	$13,334	$7,519	$435,930
Business Services	404,888	356	(7,433)	397,811
Consumer Financial Services	173,954	-	-	173,954

Total	$993,919	$13,690	$86	$1,007,695

We test goodwill for impairment annually at the beginning of our fourth quarter, or more frequently if events occur indicating it is more likely than not the fair value of a reporting unit’s net assets has been reduced below its carrying value. No impairments of goodwill were identified within any of our operating segments during the six months ended October 31, 2007.
Intangible assets of continuing operations consist of the following:

(in 000s)

	October 31, 2007			April 30, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$45,123	$(19,453)	$25,670	$39,347	$(14,654)	$24,693
Noncompete agreements	22,979	(19,344)	3,635	21,237	(18,279)	2,958
Purchased technology	12,500	(1,305)	11,195	12,500	-	12,500
Trade name	1,025	(67)	958	1,025	-	1,025
Business Services:
Customer relationships	144,143	(94,464)	49,679	142,315	(90,900)	51,415
Noncompete agreements	32,266	(16,309)	15,957	31,352	(15,524)	15,828
Trade name – amortizing	3,290	(3,006)	284	3,290	(2,430)	860
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769
Consumer Financial Services:
Customer relationships	293,000	(289,948)	3,052	293,000	(271,635)	21,365

Total intangible assets	$609,963	$(448,764)	$161,199	$599,703	$(418,290)	$181,413

Amortization of intangible assets of continuing operations for the three and six months ended October 31, 2007 was $15.0 million and $30.5 million, respectively. Amortization of intangible assets of continuing operations for the three and six months ended October 31, 2006 was $13.9 million and $28.6 million, respectively. Estimated amortization of intangible assets for fiscal years 2008 through 2012 is $45.7 million, $22.0 million, $19.4 million, $17.6 million and $14.9 million, respectively.

4.	Borrowings
H&R Block Bank (HRB Bank) is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which extends credit to member banks based on eligible collateral. At October 31, 2007, HRB Bank had FHLB advance capacity of $428.9 million, and there was $104.0 million outstanding on this facility. Mortgage loans held for investment of $1.1 billion were pledged as collateral on these advances.
At October 31, 2007, we maintained $2.0 billion in revolving credit facilities to support commercial paper issuance and for general corporate purposes. These unsecured committed lines of credit (CLOCs), and outstanding borrowings thereunder, have a maturity date of August 2010 and an annual facility fee in a range of six to fifteen basis points per annum, based on our credit ratings. Negative market conditions during our second fiscal quarter and recent credit rating downgrades continued to negatively impact the availability of commercial paper. As a result, during the current quarter we repaid our commercial paper borrowings with proceeds from the CLOCs, and had no outstanding commercial paper as of October 31, 2007. We had a combined $1.6 billion outstanding under our $2.0 billion in available CLOCs as of October 31, 2007. These borrowings are included in long-term debt on our condensed consolidated balance sheet due to their contractual maturity date. The CLOCs, among other things, require we maintain at least $650.0 million of Adjusted Net Worth, as defined in the agreement, on the last day of any fiscal quarter. On November 19, 2007, effective October 31, 2007, the CLOCs were amended to, among other things, require $450.0 million of Adjusted Net Worth, for the fiscal quarters ending October 31, 2007 and January 31, 2008. Before the end of the second quarter, we initiated efforts to seek an amendment to the Minimum Net Worth Requirement (i) in light of the possibility that we might not have met the Minimum Net Worth Requirement for the fiscal quarter ended October 31, 2007, (ii) to obtain flexibility for purposes of negotiating a sale of OOMC, and (iii) in light of the possibility that, without the amendment, we would not be in compliance with the Minimum Net Worth Covenant as of January 31, 2008 without taking steps to raise additional capital. When financial results for the six months ended October 31, 2007 were finalized, we determined that we had an Adjusted Net Worth of $544.3 million at October 31, 2007, primarily due to operating losses of our discontinued operations. Subsequent to October 31, 2007, we drew additional funds on the CLOCs to bring total borrowings to $1.8 billion as of the date of this filing.

In April 2007, we obtained a $500.0 million credit facility to provide funding for the $500.0 million of 8 1/2% Senior Notes which were due April 16, 2007. This facility matures on December 20, 2007. The facility was fully drawn at closing and is subject to various covenants that are similar to our primary CLOCs. We expect to refinance this facility when it matures.

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
We adopted the provisions of FIN 48 on May 1, 2007 and, as a result, recognized a $9.7 million decrease to retained earnings as of May 1, 2007. Total unrecognized tax benefits as of May 1, 2007 were $133.3 million, of which $89.0 million, on a gross basis, were tax positions that, if recognized, would impact the effective tax rate. Net unrecognized tax benefits that would impact the effective tax rate totaled $50.0 million as of May 1, 2007.
We recognize interest and, if applicable, penalties related to unrecognized tax benefits as a component of income tax expense. As of May 1, 2007 we accrued $36.6 million for the potential payment of interest and penalties. Interest was estimated by applying the applicable statutory rate of interest of each of the jurisdictions identified on uncertain tax positions.
In the second quarter, we accrued an additional $2.4 million of interest & penalties related to our uncertain tax positions. As of October 31, 2007 we had unrecognized tax benefits of $130.8 million. The primary change during the quarter was related to the expiration of statutes of limitations for various jurisdictions during the quarter. We have classified the liability for unrecognized tax benefits, including corresponding accrued interest, as long-term at October 31, 2007, which is included in other noncurrent liabilities on the condensed consolidated balance sheet. Amounts that we expect to pay within the next twelve months have been included in accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheet.
Based upon the expiration of statutes of limitations, payments of tax and other factors in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $8 million to $9 million within twelve months of October 31, 2007.
We file a consolidated federal tax return in the United States and income tax returns in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax audits for years before 1999. The U.S. federal audit for years 1999 through 2003 is in its final stages. The Internal Revenue Service (IRS) has commenced an audit for the years 2004 and 2005. With respect to our Canadian operations, audits for tax years 1996 through 2001 have been completed and are in the final stages, and tax years 2002 and 2003 are currently under audit. With respect to state and local jurisdictions, with limited exceptions, H&R Block, Inc. and its subsidiaries are no longer subject to income tax audits for years before 1999.

6.	Regulatory Requirements

Registered Broker-Dealer
H&R Block Financial Advisors, Inc. (HRBFA) is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers. At October 31, 2007, HRBFA’s net capital of $91.2 million, which was 20.0% of aggregate debit items, exceeded its minimum required net capital of $9.1 million by $82.0 million. During the three months ended October 31, 2007, HRBFA paid a dividend of $37.5 million to Block Financial Corporation (BFC), its direct corporate parent.
The fair value of pledged securities at October 31, 2007 totaled $57.9 million, an excess of $6.0 million over the margin requirement.

Banking
HRB Bank and the Company are subject to various regulatory capital guidelines and requirements administered by federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HRB Bank and the consolidated financial statements. All savings associations are subject to the capital adequacy guidelines and the regulatory framework for prompt corrective action. HRB Bank must meet specific capital guidelines that involve quantitative measures of HRB Bank’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. HRB Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. HRB Bank files its regulatory Thrift Financial Report (TFR) on a calendar quarter basis.
Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital, as set forth in the table below. In addition to these minimum ratio requirements, HRB Bank is required to continually maintain a 12.0% minimum leverage ratio as a condition of its charter-approval order through fiscal year 2009. This condition was extended through fiscal year 2012 as a result of a Supervisory Directive issued on May 29, 2007. See further discussion of the Supervisory Directive below. As of October 31, 2007, HRB Bank’s leverage ratio was 14.8%.
As of September 30, 2007, our most recent TFR filing with the Office of Thrift Supervision (OTS), HRB Bank was a “well capitalized” institution under the prompt corrective action provisions of the Federal Deposit Insurance Corporation (FDIC). The five capital categories are: (1) “well capitalized” (total risk-based capital ratio of 10%, Tier 1 Risk-based capital ratio of 6% and leverage ratio of 5%); (2) “adequately capitalized”; (3) “undercapitalized”; (4) “significantly undercapitalized”; and (5) “critically undercapitalized.” There are no conditions or events since September 30, 2007 that management believes have changed HRB Bank’s category.
The following table sets forth HRB Bank’s regulatory capital requirements at September 30, 2007, as calculated in the most recently filed TFR:
(dollars in 000s)

					To Be Well
					Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio(1)	$186,851	28.5%	$52,519	8.0%	$65,649	10.0%
Tier 1 risk-based capital ratio(2)	$178,638	27.2%	n/a	n/a	$39,389	6.0%
Tier 1 capital ratio (leverage)(3)	$178,638	14.6%	$147,074	12.0%	$61,281	5.0%
Tangible equity ratio(4)	$178,638	14.6%	$18,384	1.5%	n/a	n/a

(1)	Total risk-based capital divided by risk-weighted assets.
(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.
(3)	Tier 1 (core) capital divided by adjusted total assets.
(4)	Tangible capital divided by tangible assets.
In conjunction with H&R Block, Inc.’s application with the OTS for HRB Bank, H&R Block, Inc. made commitments as part of our charter approval order (Master Commitment) which included, but were not limited to: (1) H&R Block, Inc. to maintain a three percent minimum ratio of adjusted tangible capital to adjusted total assets, as defined by the OTS; (2) maintain all HRB Bank capital within HRB Bank in accordance with the submitted three-year business plan; and (3) follow federal regulations surrounding intercompany transactions and approvals. H&R Block, Inc. fell below the three percent minimum ratio at April 30, 2007. We notified the OTS of our failure to meet this requirement, and on May 29, 2007, the OTS issued a Supervisory Directive. We submitted a revised capital plan to the OTS on July 19, 2007, in which we expected to meet the three percent minimum ratio at April 30, 2008. The OTS accepted our revised capital plan.
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
Operating losses of our discontinued operations for the first six months of fiscal year 2008 were higher than projected in our revised capital plan that was submitted to the OTS in July 2007. As a result, our capital levels are lower than those projections. H&R Block, Inc. continued to be below the three percent minimum ratio during our second quarter, and had adjusted tangible capital of negative $644.4 million, and a requirement of $177.5 million to be in compliance at October 31, 2007.
In November 2007, the OTS directed us to submit a new revised capital plan no later than January 15, 2008. At this time, we do not expect to be in compliance with the three percent minimum ratio at April 30, 2008. We do not expect to be in a position to repurchase treasury shares until sometime after fiscal year 2009. Achievement of the capital plan depends on future events and circumstances, the outcome of which cannot be assured. If we are not in a position to cure deficiencies and if operating results continue to be below our plan, a resulting failure could impair our ability to repurchase shares of our common stock, acquire businesses or pay dividends.
Failure to meet the conditions under the Master Commitment and the Supervisory Directive, including capital levels of H&R Block, Inc., could result in the OTS taking further regulatory actions, such as a supervisory agreement, cease-and-desist orders and civil monetary penalties. The OTS could also require us to sell assets, which could negatively impact our financial statements. At this time, the financial impact, if any, of additional regulatory actions cannot be determined.

7.	Commitments and Contingencies
Changes in the deferred revenue liability related to our Peace of Mind (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the condensed consolidated balance sheets, are as follows:

(in 000s)

Six Months Ended October 31,	2007	2006

Balance, beginning of period	$142,173	$141,684
Amounts deferred for new guarantees issued	1,067	1,178
Revenue recognized on previous deferrals	(46,388)	(48,694)

Balance, end of period	$96,852	$94,168

The following table summarizes certain of our other contractual obligations and commitments:

(in 000s)

As of	October 31, 2007	April 30, 2007

Commitment to fund Franchise
Equity Lines of Credit	$81,484	$79,628
Media advertising purchase obligation	37,749	37,749
Contingent business acquisition obligations	30,376	19,891

On November 1, 2006 we entered into an agreement to purchase $57.2 million in media advertising between November 1, 2006 and June 30, 2009. We expect to make payments totaling $20.6 million and $17.2 million during fiscal years 2008 and 2009, respectively.
We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees, including obligations to protect counterparties from losses arising from the following: (a) tax, legal and other risks related to the purchase or disposition of businesses; (b) penalties and interest assessed by Federal and state taxing authorities in connection with tax returns prepared for clients; (c) litigation involving our directors and officers; and (d) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance that such claims will not be successfully asserted, we believe the fair value of these guarantees and indemnifications is not material as of October 31, 2007.

8.	Litigation and Related Contingencies

RAL Litigation
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
We believe we have meritorious defenses to the remaining RAL Cases and we intend to defend them vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate. Likewise, there can be no assurances regarding the impact of the RAL Cases on our financial statements. There were no significant developments regarding the RAL Cases during the fiscal quarter ended October 31, 2007.

Peace of Mind Litigation.
We are defendants in lawsuits regarding our Peace of Mind (POM) program (the “POM Cases”). The POM Cases are described below.
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

Electronic Filing Litigation
We are a defendant to a class action filed on August 30, 2002 and entitled Erin M. McNulty and Brian J. Erzar v. H&R Block, Inc., et al., Case No. 02-CIV-4654 in the Court of Common Please of Lackawanna County, Pennsylvania, in which the plaintiffs allege that the defendants deceptively portray electronic filing fees as a necessary and required component of standard tax preparation services and do not inform tax preparation clients that they may (i) file tax returns free of charge by mailing the returns, (ii) electronically file tax returns from personal computers either free of charge are at significantly lower fees and (iii) be eligible to electronically file tax returns free of charge via telephone. The plaintiffs seek unspecified damages and disgorgement of all electronic filing, tax preparation and related fees collected during the applicable class period. Class certification was granted in this case on September 5, 2007. We believe the claims in this case are without merit, and we intend to defend them vigorously, but there can be no assurances as to its outcome.

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

Securities Litigation
On April 6, 2007, a putative class action styled In re H&R Block Securities Litigation was filed against the Company and certain of its officers in the United States District Court for the Western District of Missouri. The complaint alleged, among other things, deceptive, material and misleading financial statements, failure to prepare financial statements in accordance with generally accepted accounting principles and concealment of the potential for lawsuits stemming from the allegedly fraudulent nature of the Company’s operations. The complaint sought unspecified damages and equitable relief. On October 5, 2007, the court dismissed the complaint and granted the plaintiffs leave to re-file the portion of the complaint pertaining to the Company’s financial statements. On November 19, 2007, the plaintiffs re-filed the complaint, alleging, among other things, deceptive, material and misleading financial statements and failure to prepare financial statements in accordance with generally accepted accounting principles. We intend to defend this litigation vigorously, but there are no assurances as to its outcome.

HRBFA Litigation
As reported previously, the NASD brought charges against HRBFA regarding the sale by HRBFA of Enron debentures in 2001. The hearing for this matter was concluded in August 2007, and post-hearing briefs were submitted in October 2007. We intend to defend the NASD charges vigorously, although there can be no assurances regarding the outcome and resolution of the matter.

RSM McGladrey Litigation
As part of an industry-wide review, the IRS is investigating tax-planning strategies that certain RSM McGladrey (RSM) clients utilized during fiscal years 2000 through 2003. Specifically, the IRS is examining these strategies to determine whether RSM complied with tax shelter reporting and listing regulations and whether such strategies were abusive as defined by the IRS. The IRS has indicated that it will assess a fine against RSM for RSM’s alleged failure to comply with the tax shelter reporting and listing regulations. RSM is in discussions with the IRS regarding this penalty, which we believe will not have a material adverse effect on RSM’s operations or on our consolidated financial statements. If the IRS were to determine that the tax planning strategies were inappropriate, clients that utilized the strategies could face penalties and interest for underpayment of taxes. Some of these clients are seeking or may attempt to seek recovery from RSM. There can be no assurance regarding the outcome and resolution of this matter.
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

Other Litigation
We have from time to time been party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. Some of these investigations, claims and lawsuits pertain to RALs, the origination and servicing of mortgage loans, the electronic filing of customers’ income tax returns, the POM guarantee program, and our Express IRA program and other investment products and RSM EquiCo, Inc. business valuation services. We believe we have meritorious defenses to each of these claims, and we are defending or intend to defend them vigorously, although there is no assurance as to their outcome. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our consolidated financial statements.
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

9.	Segment Information
Information concerning our operations by reportable operating segment is as follows:

(in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006

Revenues:
Tax Services	$90,804	$81,984	$160,667	$147,642
Business Services	239,048	228,714	431,871	424,171
Consumer Financial Services	101,254	81,548	215,626	160,377
Corporate	3,718	3,837	7,869	6,663

	$434,824	$396,083	$816,033	$738,853

Pretax income (loss):
Tax Services	$(199,149)	$(166,893)	$(371,438)	$(319,947)
Business Services	11,781	1,024	9,875	(5,943)
Consumer Financial Services	(9,081)	(2,318)	(2,875)	(5,387)
Corporate	(27,287)	(30,432)	(42,878)	(61,316)

Loss of continuing operations before tax benefit	$(223,736)	$(198,619)	$(407,316)	$(392,593)

As of October 31, 2007, the related financial results of OOMC, HRBMC and other smaller lines of business are presented as discontinued operations and the assets and liabilities of the businesses being sold are presented as held-for-sale in the condensed consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations. See note 11 for additional information.

10.	New Accounting Pronouncements
In February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (SFAS 159), was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of our fiscal year 2009. We are currently evaluating what effect the adoption of SFAS 159 will have on our consolidated financial statements.
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
In February 2006, Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments – An Amendment of FASB Statements No. 133 and 140” (SFAS 155), was issued. The provisions of this standard establish a requirement to evaluate all newly acquired interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The standard permits a hybrid financial instrument required to be bifurcated to be accounted for in its entirety if the holder irrevocably elects to measure the hybrid financial instrument at fair value, with changes in fair value recognized currently in earnings. We adopted SFAS 155 on May 1, 2007. Our residual interests typically have interests in derivative instruments embedded within the securitization trusts, which were previously excluded from evaluation. Concurrent with the adoption of SFAS 155, we elected to account for all newly-acquired residual interests on a fair value basis as trading securities, with changes in fair value recorded in earnings in the period in which the change occurs. Prior to adoption, we accounted for our residual interests as available-for-sale (AFS) securities with unrealized gains recorded in other comprehensive income. For residual interests recorded prior to the adoption of SFAS 155, we continue to record unrealized gains as a component of other comprehensive income. The adoption of SFAS 155 did not have a material impact on our condensed consolidated financial statements.
As discussed in note 5, we adopted the provisions of FIN 48 effective May 1, 2007.

11.	Discontinued Operations
On April 19, 2007, we entered into an agreement to sell OOMC to Cerberus. In conjunction with this plan, we also announced we would terminate the operations of HRBMC, a wholly-owned subsidiary of OOMC. On December 4, 2007, we agreed to terminate the agreement in light of the changing business environment for OOMC, as mutually acceptable alternatives for restructuring the original agreement could not be reached. We also announced that we would immediately terminate all remaining origination activities and pursue the sale of OOMC’s loan servicing activities. See additional discussion of recent developments in note 1.
During fiscal year 2007, we also committed to a plan to sell two smaller lines of business and completed the wind-down of one other line of business, all of which were previously reported in our Business Services segment. One of these businesses was sold during the six months ended October 31, 2007. Additionally, during fiscal year 2007, we completed the wind-down of our tax operations in the United Kingdom, which were previously reported in Tax Services. As of October 31, 2007, these businesses are presented as discontinued operations and the assets and liabilities of the businesses being sold are presented as held-for-sale in the condensed consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations.

Financial Statement Presentation
We recorded impairments relating to the disposition of our mortgage business during the six months ended October 31, 2007 of $144.7 million. We also recorded impairments relating to other discontinued businesses of $1.5 million during the six months ended October 31. 2007. Additionally, during fiscal year 2007 we recorded impairments relating to the disposition of our mortgage businesses of $345.8 million. At October 31, 2007, we had fully impaired the carrying value of goodwill and long-lived assets of our mortgage businesses. Cumulative impairments in excess of amounts related to the write-off of goodwill are reflected below as a valuation allowance as of October 31, 2007 relating to remaining assets held-for-sale. A similar amount, which totaled $193.4 million, is included in the table below in other liabilities at April 30, 2007, as it represented an obligation under the April  2007 agreement with Cerberus.
Overhead costs previously allocated to discontinued businesses, which totaled $1.4 million and $2.7 million for the three and six months ended October 31, 2007, respectively, and $3.4 million and $6.4 million for the three and six months ended October 31, 2006, respectively, are now included in continuing operations.

As provided by in EITF No. 87-24, “Allocation of Interest to Discontinued Operations,” we have allocated interest expense to our discontinued operations based on borrowings that are specifically attributable to these operations at a rate of LIBOR plus 250 basis points. Interest expense of $24.3 million and $42.8 million was allocated to discontinued operations for the three and six months ended October 31, 2007, respectively. Interest expense of $5.0 million and $8.7 million was allocated to discontinued operations for the three and six months ended October 31, 2006, respectively. The increase over the prior year is due to the significant operating losses, increased servicing advances and other working capital needs of our mortgage operations during the last nine months.
The major classes of assets and liabilities reported as held-for-sale are as follows:

(in 000s)

	October 31, 2007	April 30, 2007

Cash and cash equivalents	$27,075	$65,019
Cash and cash equivalents – restricted	3,342	43,754
Residual interests in securitizations – trading	1,367	72,691
Mortgage loans held for sale	70,214	101,567
Mortgage loans – repurchase option	927,364	121,243
Servicing and related assets	821,387	445,354
Beneficial interest in Trusts	-	41,057
Residual interests in securitizations – AFS	36,791	90,283
Mortgage servicing rights	199,596	253,067
Deferred tax assets, net	427,132	299,559
Prepaid expenses and other assets	59,845	213,365
Valuation allowance	(338,092)	-

Assets held for sale	$2,236,021	$1,746,959

Accounts payable, accrued expenses and deposits	$119,243	$248,983
Servicing advance facility	286,646	-
Mortgage loan repurchase liability	927,364	121,243
Other liabilities	29,954	245,147

Liabilities directly associated with assets held for sale	$1,363,207	$615,373

The financial results of discontinued operations are as follows:

(in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006

Revenue:
Gains (losses) on sales of mortgage assets, net	$(314,006)	$37,908	$(556,021)	$102,514
Interest income	11,528	14,624	26,627	29,924
Loan servicing revenue	93,016	113,579	190,415	222,503
Other	5,389	354	11,516	10,226

	$(204,073)	$166,465	$(327,463)	$365,167

Loss from operations before income tax benefit	$(428,169)	$(64,173)	$(740,337)	$(88,858)
Impairment related to the disposition of businesses	(123,000)	-	(146,229)	-

Pretax loss	(551,169)	(64,173)	(886,566)	(88,858)
Income tax benefit	(185,003)	(28,710)	(327,643)	(39,857)

Net loss from discontinued operations	$(366,166)	$(35,463)	$(558,923)	$(49,001)

Mortgage Loans
We have entered into servicing agreements for loans we have securitized which include a “removal of accounts provision” that gives us the right, but not the obligation, to repurchase mortgage loans from the securitization trust. Rights under this provision can generally be exercised for loans that are 90 to 119 days delinquent. At the time this right becomes exercisable by us, Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140) requires that we record both the mortgage loans on our balance sheet and an offsetting mortgage loan repurchase liability. Mortgage loans, and the corresponding liability, recorded pursuant to this accounting requirement totaled $927.4 million at October 31, 2007 and $121.2 million at April 30, 2007. We do not intend to exercise our right under these provisions and, therefore, these do not represent mortgage loans that we are required to sell or repurchase obligations we are required to fulfill.
The gross principal amount of mortgage loans actually held for sale at October 31, 2007, totaled $134.8 million. We have recorded valuation adjustments relating to these loans totaling $64.6 million, resulting in net loans held for sale of $70.2 million.

Mortgage Banking Activities
We originate mortgage loans and sell most non-prime loans the same day the loans are funded to qualifying special purpose entities (QSPEs or Trusts). The Trusts are not consolidated. The sale is recorded in accordance with SFAS 140. The Trusts purchase the loans from us using warehouse facilities. The total principal amount of mortgage loans held by the Trusts as of October 31, 2007 and April 30, 2007 was $57.4 million and $1.5 billion, respectively. The beneficial interest in Trusts was written down to zero October 31, 2007 compared to a balance of $41.1 million at April 30, 2007.
Activity related to trading residual interests in securitizations consists of the following:

(in 000s)

Six Months Ended October 31,	2007	2006

Balance, beginning of period	$72,691	$-
Additions (resulting from securitization of mortgage loans)	39,417	119,669
Cash received	-	(8,103)
Accretion	-	1,766
Change in fair value	2,367	(161)

	114,475	113,171
Residuals securitized in NIM transactions	(114,475)	(56,814)
Additions (resulting from NIM transactions)	41,705	-
Accretion	4,685	-
Change in fair value	(45,023)	-

Balance, end of period	$1,367	$56,357

We adopted SFAS 155 on May 1, 2007 and concurrently elected to account for all newly-acquired residual interests on a fair value basis, with changes in fair value recorded in earnings in the period in which the change occurs. Residual interests existing prior to the adoption of SFAS 155 will continue to be accounted for with unrealized gains recorded in other comprehensive income.
Activity related to AFS residual interests in securitizations consists of the following:

(in 000s)

Six Months Ended October 31,	2007	2006

Balance, beginning of period	$90,283	$159,058
Additions (resulting from NIM transactions)	-	4,234
Cash received	(950)	(6,422)
Accretion	11,992	24,621
Impairments of fair value	(66,273)	(29,502)
Other	(460)	(1,672)
Change in unrealized holding gains or losses arising during the period	2,199	(1,351)

Balance, end of period	$36,791	$148,966

We did not securitize any mortgage loans during the second quarter of fiscal year 2008. Cash flows from AFS residual interests of $1.0 million and $6.4 million were received from the securitization trusts for the six months ended October 31, 2007 and 2006, respectively, and are included in investing activities of discontinued operations in the condensed consolidated statements of cash flows.
The following transactions were treated as non-cash investing activities in the condensed consolidated statement of cash flows:

(in 000s)

Six Months Ended October 31,	2007	2006

Residual interest mark-to-market	$2,602	$8,157
Additions to residual interests	-	4,234
Transfer of loans from held for investment to held for sale	191,658	-

For residual interests recorded prior to the adoption of SFAS 155, aggregate unrealized gains on AFS residual interests not yet recognized in income totaled $3.5 million at October 31, 2007, compared to $1.3 million at April 30, 2007. These unrealized gains are recorded net of deferred taxes in other comprehensive income, and recognized in income either through accretion or upon further securitization or sale of the related residual interest. See additional discussion of our adoption of SFAS 155 in note 10.
Activity related to MSRs, which are initially measured at fair value and subsequently amortized and assessed for impairment, consists of the following:

(in 000s)

Six Months Ended October 31,	2007	2006

Balance, beginning of period	$253,067	$272,472
Additions	28,954	92,914
Amortization	(82,251)	(95,707)
Impairment of fair value	(174)	-

Balance, end of period	$199,596	$269,679

Estimated amortization of MSRs for fiscal years 2008 through 2012 is $61.0 million, $74.5 million, $35.0 million, $14.7 million and $5.9 million, respectively. The fair value of MSRs at October 31, 2007 and April 30, 2007 was $344.7 million and $397.5 million, respectively.
In conjunction with our adoption of SFAS 156, we identified all of our residential mortgage loans as a class of servicing rights and elected to continue the amortization method. See additional discussion of our adoption of SFAS 156 in note 10. Servicing fees earned during the six months ended October 31, 2007 and 2006 totaled $194.5 million and $209.6 million, respectively, and are included in discontinued operations on our condensed consolidated income statements.
As part of our loan servicing responsibilities, we are required to advance funds to cover delinquent scheduled principal and interest payments to security holders, as well as to cover delinquent tax and insurance payments and other costs required to protect the investors’ interest in the collateral securing the loans. Generally, servicing advances are recoverable from either the mortgagor, the insurer of the loan or the investor through the non-recourse provision of the loan servicing contract. During the three months ended October 31, 2007 we entered into a facility to fund servicing advances. See additional discussion under “Warehouse Facilities.”
The key weighted average assumptions we used to estimate the cash flows and values of the residual interests initially recorded during the six months ended October 31, 2007 and 2006 are as follows:

Six Months Ended October 31,	2007	2006

Estimated credit losses	6.36%	3.33%
Discount rate	28.00%	18.24%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at closing date

The key weighted average assumptions we used to estimate the cash flows and values of the residual interests and MSRs at October 31, 2007 and April 30, 2007 are as follows:

	October 31, 2007	April 30, 2007

Estimated credit losses – residual interests	12.79%	5.04%
Discount rate – residual interests	30.00%	24.82%
Discount rate – MSRs	20.00%	20.00%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at valuation date

Estimated credit losses in the table above includes residual interests from all fiscal years with outstanding underlying loan balances using unpaid principal balances as part of the weighted average calculation. See credit losses table below for detailed information by fiscal year.
We originate both adjustable- and fixed-rate mortgage loans. A key assumption used to estimate the cash flows and values of the residual interests and MSRs is average annualized prepayment speeds. Prepayment speeds include voluntary prepayments, involuntary prepayments and scheduled principal payments. Prepayment rate assumptions used during the current fiscal quarter are as follows:

		Months Outstanding After
	Prior to Initial	Initial Rate Reset Date
	Rate Reset Date	Zero - 3	Remaining Life

Adjustable rate mortgage loans:
With prepayment penalties	18%	38%	23%
Without prepayment penalties	18%	38%	23%
Fixed rate mortgage loans:
With prepayment penalties	19%	22%	22%

For fixed-rate mortgages without prepayment penalties, we use an average prepayment rate of 22% over the life of the loans. Prepayment rate is projected based on actual paydown including voluntary, involuntary and scheduled principal payments.
Expected static pool credit losses are as follows:

	Mortgage Loans Securitized in Fiscal Year

	Prior to 2002	2003	2004	2005	2006	2007	2008

As of:
October 31, 2007	-%	-%	-%	-%	-%	12.51%	13.59%
April 30, 2007	5.11%	2.57%	3.45%	5.48%	6.79%	6.41%	-
April 30, 2006	4.22%	2.13%	2.18%	2.48%	3.05%	-	-
April 30, 2005	4.01%	2.08%	2.30%	2.83%	-	-	-

Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.
At October 31, 2007, the sensitivities of the current fair value of the residual interests and MSRs to 10% and 20% adverse changes in the above key assumptions are as presented in the following table. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in this table, the effect of a variation of a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

(dollars in 000s)

	Residual Interests
	Securitizations	MSRs

Carrying amount/fair value	$38,158	$199,596
Weighted average remaining life (in years)	8.7	1.5
Dollar impact on fair value:
Prepayments (including defaults):
Adverse 10%	$(2,698)	$(11,878)
Adverse 20%	(4,147)	(22,906)
Credit losses:
Adverse 10%	$(12,475)	Not applicable
Adverse 20%	(16,158)	Not applicable
Discount rate:
Adverse 10%	$(4,310)	$(8,334)
Adverse 20%	(7,787)	(16,038)
Variable interest rates:
Adverse 10%	$1,398	Not applicable
Adverse 20%	1,224	Not applicable

Increases in prepayment rates can generate a positive impact to fair value when reductions in estimated credit losses and increases in prepayment penalties exceed the adverse impact to accretion from accelerating the life of the residual interest. Given the current market volatility, the change in credit losses or discount rate could exceed the ranges in the table above and result in little or no value to the residuals interests.
Mortgage loans that have been securitized and mortgage loans held for sale at October 31, 2007 and April 30, 2007, past due sixty days or more and the related credit losses incurred are presented below:

(in 000s)

	Total Principal		Principal Amount of		Credit Losses
	Amount of Loans		Loans 60 Days or		(net of recoveries)
	Outstanding		More Past Due		Three Months Ended

	October 31,	April 30,	October 31,	April 30,	October 31,	April 30,
	2007	2007	2007	2007	2007	2007

Securitized mortgage loans	$19,561,391	$18,434,940	$2,951,195	$1,383,832	$63,535	$41,235
Mortgage loans in warehouse Trusts	57,378	1,456,078	-	-	-	-
Mortgage loans held for sale	1,062,142	295,208	988,275	202,941	36,855	104,972

Total loans	$20,680,911	$20,186,226	$3,939,470	$1,586,773	$100,390	$146,207

Derivative Instruments
A summary of our derivative instruments as of October 31, 2007 and April 30, 2007, and gains or losses incurred during the three and six months ended October 31, 2007 and 2006 is as follows:

(in 000s)

			Gain (Loss) For the Three		Gain (Loss) For the Six
	Asset (Liability) Balance at		Months Ended		Months Ended

	October 31,	April 30,	October 31,		October 31,
	2007	2007	2007	2006	2007	2006

Rate-lock equivalents	$(516)	$(987)	$7,973	$(3,716)	$472	$4,030
Interest rate swaps	57	10,774	(2,669)	(33,447)	(21)	(20,267)
Put options on Eurodollar futures	-	1,212	-	(2,019)	942	(2,058)
Prime short sales	-	75	(546)	1,556	(448)	995
Forward loan sale commitments	-	-	(26,072)	9,576	-	2,493

	$(459)	$11,074	$(21,314)	$(28,050)	$945	$(14,807)

We discontinued our hedging activities during our second quarter, and therefore derivative instruments to which we were a party at October 31, 2007 were limited to loan applications deemed to be rate-lock equivalents.
None of our derivative instruments were designated for hedge accounting treatment as of October 31, 2007 or April 30, 2007.

Commitments and Contingencies
We have commitments to fund mortgage loans to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to fund mortgage loans totaled $69.4 million at October 31, 2007 and $2.4 billion at April 30, 2007. External market forces impact the probability of commitments being exercised, and therefore, total commitments outstanding do not necessarily represent future cash requirements. As of December 4, 2007, OOMC and HRBMC stopped accepting mortgage loan applications. Of the loan applications in our pipeline at October 31, 2007, we estimate only $20 million to $30 million will ultimately fund.
In the normal course of business, we maintain recourse with standard representations and warranties. Violations of these representations and warranties or early payment defaults by borrowers may require us to repurchase loans previously sold. Repurchased loans are normally sold in subsequent sale transactions. The following table summarizes our loan repurchase activity:

(dollars in 000s)

					Fiscal Year Ended
	Three Months Ended October 31,		Six Months Ended October 31,		April 30,
	2007	2006	2007	2006	2007

Loans repurchased from third parties	$92,982	$316,453	$189,784	$408,791	$978,756
Repurchase reserves added during the period	$172,670	$47,225	$329,966	$139,962	$388,733
Repurchase reserves added as a percent of originations	23.96%	0.68%	8.24%	0.93%	1.44%

A liability has been established related to the potential loss on repurchase of loans previously sold of $85.9 million and $38.4 million at October 31, 2007 and April 30, 2007, respectively. This reserve relates to potential losses that could be incurred as a result of early payment defaults or breaches of representations and warranties customary to the mortgage banking industry. On an ongoing basis, we monitor the adequacy of our repurchase liability, which is established upon the initial sale of the loans, and is included in liabilities held-for-sale in the condensed consolidated balance sheets. During the six months ended October 31, 2007, we increased our reserve for losses on representations and warranties repurchases as a result of rising repurchase trends. The portion of our reserve balance related to losses on representation and warrant repurchases totaled $47.3 million and $5.6 million at October 31, 2007 and April 30, 2007, respectively. We also continued to experience high levels of early payment defaults, resulting in significant actual and expected loan repurchase activity. In establishing our reserve for early payment defaults, we’ve assumed all loans that are currently delinquent and subject to contractual repurchase terms will be repurchased, and that approximately 6% of loans previously sold but not yet subject to contractual repurchase terms will be repurchased. Based on historical experience, we assumed an average 42% loss severity at October 31, 2007, compared to 38% at July 31, 2007 and 26% at April 30, 2007, on all loans repurchased and expected to be repurchased. At October 31, 2007, our repurchase reserve of $85.9 million covered estimated future losses on the repurchase of loans with an outstanding principal balance of $197.0 million.
OOMC has guaranteed up to a maximum amount equal to approximately 10% of the aggregate principal balance of mortgage loans held by the Trusts before ultimate disposition of the loans by the Trusts. This obligation can be called upon in the event adequate proceeds are not available from the sale of the mortgage loans to satisfy the current or ultimate payment obligations of the Trusts. We have not funded any amounts under this guarantee, however we have provided additional margin as the fair value of the loans has declined and subsequently written the beneficial interest in Trusts down to fair value. The total principal amount of Trust obligations outstanding as of October 31, 2007, April 30, 2007 and October 31, 2006 was $57.4 million, $1.5 billion and $4.7 billion, respectively. The fair value of mortgage loans held by the Trusts as of October 31, 2007, April 30, 2007 and October 31, 2006 was $42.8 million, $1.5 billion and $4.8 billion, respectively. At October 31, 2007 and April 30, 2007 we recorded liabilities of $52,000 and $30,000, respectively, for the estimated fair value of this guarantee obligation, which are included in liabilities held-for-sale in the condensed consolidated balance sheets. Under the warehouse agreements, we may be required to provide funds in the event of declining loan values, but only to the extent of the 10% guaranteed amount. Funds provided as a result of declining loan values at October 31, 2007 and 2006 totaled $26.3 million and $16.2 million, respectively. Of the amount provided as of October 31, 2007, $11.3 million relates to our off-balance sheet warehouse facilities while the remaining $15.0 million relates to our on-balance sheet facility.

Warehouse Facilities
Substantially all non-prime mortgage loans we originate are sold daily to the Trusts. The Trusts purchase the loans from us using committed off-balance sheet warehouse facilities, arranged by us, totaling $1.5 billion in the aggregate. We also had an on-balance sheet facility with capacity of $75.0 million, as discussed below. These facilities are subject to various OOMC performance triggers, limits and financial covenants, including tangible net worth, income and leverage ratios and may be subject to margin calls. We hold an interest in the Trusts equal to the difference between the fair value of the assets and cash proceeds, adjusted for contractual advance rates, received from the Trusts. This interest was valued at zero as of October 31, 2007. In addition to the margin call feature, loans sold to the Trust are subject to repurchase if certain criteria are not met, including loan default provisions. Unfavorable fluctuations in loan value are guaranteed up to 10% of the original principal.
Several warehouse lines were terminated during the second quarter of fiscal year 2008. As a result, OOMC had two committed warehouse facilities available as of October 31, 2007, representing aggregate borrowing capacity of $1.5 billion. In November 2007 one facility was canceled, reducing our aggregate borrowing capacity to $750.0 million. The remaining warehouse facility expires June 12, 2008, and will be sufficient to meet our loan origination funding needs through the expected termination date of our remaining origination activities.
OOMC is party to an on-balance sheet facility that may be used to fund delinquent and repurchased loans. During fiscal year 2008, this facility was amended to reduce the total capacity to $75.0 million and extend the maturity to November 15, 2007. Loans totaling $33.2 million were held on this facility at October 31, 2007, with the related loans and liability reported in assets and liabilities held-for-sale. OOMC was not in compliance with certain restrictive covenants relative to this facility and obtained waivers through November 15, 2007. This facility matured on November 15, 2007, and the outstanding balance was repaid.
On October 1, 2007, OOMC entered into a facility to fund servicing advances (the “Servicing Advance Facility”), in which the servicing advances are collateral for the facility. The Servicing Advance Facility provides funding of up to $400.0 million to fund servicing advances through October 1, 2008, subject to various triggers, events or occurrences that could result in earlier termination, and bears interest at one-month LIBOR plus an additional margin rate. The Servicing Advance Facility is subject to a cross-default feature in which a default under OOMC’s warehouse financing arrangement with the lender to fund non-prime originations would trigger a default under the Servicing Advance Facility. In addition, the Servicing Advance Facility terminates upon a “change in control” of OOMC, in which (i) a party or parties acting in concert acquire a 20% or more equity interest in OOMC or (ii) the Company does not own more than a 50% equity interest in OOMC. This on-balance sheet facility had a balance of $286.6 million at October 31, 2007, with the related liability reported in liabilities held-for-sale. On November 16, 2007, this agreement was amended to increase the amount of funding available from $400.0 million to $750.0 million. We expect the volume of servicing advances to increase and, as a result, may need to increase the funding capacity of this facility or obtain other servicing advance financing.

Restructuring Charge
During fiscal year 2006, we initiated a restructuring plan to reduce costs within our mortgage operations. Restructuring activities continued through fiscal year 2008. On December 4, 2007, we announced the closure of our mortgage origination activities and expect to incur $74.8 million in restructuring charges related to the closure. We incurred $34.9 million of these costs in our second quarter, with the remainder to be incurred primarily in our third quarter of fiscal year 2008. Charges incurred during the six months ended October 31, 2007 totaled $77.1 million, which included $33.9 million in fixed asset write-offs, with the remainder included in “other adjustments” in the table below. These charges are included in the net loss from discontinued operations on our condensed consolidated income statements. Changes in our restructuring charge liability during the six months ended October 31, 2007 are as follows:

(in 000s)

	Accrual Balance as of	Cash	Other	Accrual Balance as of
	April 30, 2007	Payments	Adjustments	October 31, 2007

Employee severance costs	$3,688	$(25,189)	$30,335	$8,834
Contract termination costs	10,919	(3,526)	11,862	19,255

	$14,607	$(28,715)	$42,197	$28,089

The remaining liability related to this restructuring charge is included in liabilities held-for-sale on our condensed consolidated balance sheet and relates to lease obligations for vacant space resulting from branch office closings and employee severance costs.

12.	Condensed Consolidating Financial Statements
BFC is an indirect, wholly owned consolidated subsidiary of the Company. BFC is the Issuer and the Company is the Guarantor of the $500.0 million credit facility entered into in April 2007, the Senior Notes issued on October 26, 2004, the CLOCs and other indebtedness issued from time to time. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions.

Condensed Consolidating Income Statements					(in 000s)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$103,751	$332,596	$(1,523)	$434,824

Cost of services	-	53,156	375,665	(88)	428,733
Cost of other revenues	-	49,639	9,167	-	58,806
Selling, general and administrative	-	49,645	132,833	(1,602)	180,876

Total expenses	-	152,440	517,665	(1,690)	668,415

Operating loss	-	(48,689)	(185,069)	167	(233,591)
Interest expense	-	-	(652)	-	(652)
Other income, net	(223,736)	(16)	10,523	223,736	10,507

Loss from continuing operations before tax benefit	(223,736)	(48,705)	(175,198)	223,903	(223,736)
Income tax benefit	(87,631)	(18,227)	(69,472)	87,699	(87,631)

Net loss from continuing operations	(136,105)	(30,478)	(105,726)	136,204	(136,105)
Net loss from discontinued operations	(366,166)	(363,867)	(667)	364,534	(366,166)

Net loss	$(502,271)	$(394,345)	$(106,393)	$500,738	$(502,271)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$149,420	$247,016	$(353)	$396,083

Cost of services	-	45,770	353,483	1	399,254
Cost of other revenues	-	23,096	2,477	-	25,573
Selling, general and administrative	-	49,802	114,695	(1,525)	162,972

Total expenses	-	118,668	470,655	(1,524)	587,799

Operating income (loss)	-	30,752	(223,639)	1,171	(191,716)
Interest expense	-	(11,810)	(281)	-	(12,091)
Other income, net	(198,619)	1,193	3,995	198,619	5,188

Income (loss) from continuing operations before tax (benefit)	(198,619)	20,135	(219,925)	199,790	(198,619)
Income tax (benefit)	(77,622)	13,055	(90,677)	77,622	(77,622)

Net income (loss) from continuing operations	(120,997)	7,080	(129,248)	122,168	(120,997)
Net loss from discontinued operations	(35,463)	(21,439)	(12,853)	34,292	(35,463)

Net loss	$(156,460)	$(14,359)	$(142,101)	$156,460	$(156,460)

Six Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$292,851	$526,951	$(3,769)	$816,033

Cost of services	-	114,970	697,218	(55)	812,133
Cost of other revenues	-	87,276	15,059	–	102,335
Selling, general and administrative	-	96,829	233,368	(3,497)	326,700

Total expenses	-	299,075	945,645	(3,552)	1,241,168

Operating loss	-	(6,224)	(418,694)	(217)	(425,135)
Interest expense	-	–	(1,247)	–	(1,247)
Other income, net	(407,316)	(21)	19,087	407,316	19,066

Loss from continuing operations before tax benefit	(407,316)	(6,245)	(400,854)	407,099	(407,316)
Income tax benefit	(161,388)	(3,605)	(157,697)	161,302	(161,388)

Net loss from continuing operations	(245,928)	(2,640)	(243,157)	245,797	(245,928)
Net loss from discontinued operations	(558,923)	(554,010)	(3,590)	557,600	(558,923)

Net loss	$(804,851)	$(556,650)	$(246,747)	$803,397	$(804,851)

Six Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$285,123	$456,701	$(2,971)	$738,853

Cost of services	-	92,880	669,866	33	762,779
Cost of other revenues	-	38,587	5,193	-	43,780
Selling, general and administrative	-	98,328	216,719	(3,004)	312,043

Total expenses	-	229,795	891,778	(2,971)	1,118,602

Operating income (loss)	-	55,328	(435,077)	-	(379,749)
Interest expense	-	(23,618)	(608)	-	(24,226)
Other income, net	(392,593)	3,963	7,419	392,593	11,382

Income (loss) from continuing operations before tax (benefit)	(392,593)	35,673	(428,266)	392,593	(392,593)
Income tax (benefit)	(153,757)	19,110	(172,409)	153,299	(153,757)

Net income (loss) from continuing operations	(238,836)	16,563	(255,857)	239,294	(238,836)
Net loss from discontinued operations	(49,001)	(31,810)	(16,733)	48,543	(49,001)

Net loss	$(287,837)	$(15,247)	$(272,590)	$287,837	$(287,837)

Condensed Consolidating Balance Sheets					(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$-	$112,978	$273,937	$-	$386,915
Cash & cash equivalents – restricted	-	235,472	1,704	-	237,176
Receivables from customers, brokers and dealers, net	-	414,557	-	-	414,557
Receivables, net	294	130,550	355,958	-	486,802
Mortgage loans held for investment	-	1,082,301	-	-	1,082,301
Intangible assets and goodwill, net	-	179,508	989,386	-	1,168,894
Investments in subsidiaries	3,678,796	-	552	(3,678,796)	552
Assets held for sale	-	2,219,071	16,950	-	2,236,021
Other assets	-	11,422	1,082,131	–	1,093,553

Total assets	$3,679,090	$4,385,859	$2,720,618	$(3,678,796)	$7,106,771

Commercial paper and other short-term borrowings	$-	$500,000	$-	$-	$500,000
Customer deposits	-	886,533	-	-	886,533
Accts. payable to customers, brokers and dealers	-	568,122	-	-	568,122
Long-term debt	-	2,127,354	16,658	-	2,144,012
Liabilities held for sale	-	1,361,557	1,650	-	1,363,207
Other liabilities	2	233,552	866,998	65	1,100,617
Net intercompany advances	3,134,808	(1,842,535)	(1,292,425)	152	-
Stockholders’ equity	544,280	551,276	3,127,737	(3,679,013)	544,280

Total liabilities and stockholders’ equity	$3,679,090	$4,385,859	$2,720,618	$(3,678,796)	$7,106,771

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$-	$165,118	$756,720	$-	$921,838
Cash & cash equivalents – restricted	-	329,000	3,646	-	332,646
Receivables from customers, brokers and dealers, net	-	410,522	-	-	410,522
Receivables, net	233	154,060	401,962	-	556,255
Mortgage loans held for investment	-	1,358,222	-	-	1,358,222
Intangible assets and goodwill, net	-	197,914	977,418	-	1,175,332
Investments in subsidiaries	4,586,474	-	414	(4,586,474)	414
Assets held for sale	-	1,720,984	25,975	-	1,746,959
Other assets	-	129,879	911,976	7	1,041,862

Total assets	$4,586,707	$4,465,699	$3,078,111	$(4,586,467)	$7,544,050

Commercial paper and other short-term borrowings	$-	$1,567,082	$-	$-	$1,567,082
Customer deposits	-	1,129,263	-	-	1,129,263
Accts. payable to customers, brokers and dealers	-	633,189	-	-	633,189
Long-term debt	-	502,236	17,571	-	519,807
Liabilities held for sale	-	610,391	4,982	-	615,373
Other liabilities	2	254,906	1,409,929	-	1,664,837
Net intercompany advances	3,172,206	(1,341,912)	(1,830,294)	-	-
Stockholders’ equity	1,414,499	1,110,544	3,475,923	(4,586,467)	1,414,499

Total liabilities and stockholders’ equity	$4,586,707	$4,465,699	$3,078,111	$(4,586,467)	$7,544,050

Condensed Consolidating Statements of Cash Flows					(in 000s)

Six Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$19,051	$(275,503)	$(685,673)	$-	$(942,125)

Cash flows from investing:
Mortgage loans originated for investment, net	-	76,889	-	-	76,889
Purchase property & equipment	-	(7,367)	(41,113)	-	(48,480)
Payments for business acquisitions	-	-	(21,037)	-	(21,037)
Net intercompany advances	58,196	-	-	(58,196)	-
Investing cash flows from discontinued operations	-	5,923	3,673	-	9,596
Other, net	-	5,849	(86)	-	5,763

Net cash provided by (used in) investing activities	58,196	81,294	(58,563)	(58,196)	22,731

Cash flows from financing:
Repayments of commercial paper	-	(5,125,279)	-	-	(5,125,279)
Proceeds from commercial paper	-	4,133,197	-	-	4,133,197
Repayments of other borrowings	-	(1,005,000)	-	-	(1,005,000)
Proceeds from other borrowings	-	2,555,000	-	-	2,555,000
Customer deposits	-	(243,030)	-	-	(243,030)
Dividends paid	(90,495)	-	-	-	(90,495)
Proceeds from issuance of common stock	13,434	-	-	-	13,434
Net intercompany advances	-	(382,897)	324,701	58,196	-
Financing cash flows from discontinued operations	-	200,812	-	-	200,812
Other, net	(186)	9,266	(63,248)	-	(54,168)

Net cash provided by (used in) financing activities	(77,247)	142,069	261,453	58,196	384,471

Net decrease in cash	-	(52,140)	(482,783)	-	(534,923)
Cash – beginning of period	-	165,118	756,720	-	921,838

Cash – end of period	$-	$112,978	$273,937	$-	$386,915

Six Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$29,170	$(65,283)	$(1,135,858)	$-	$(1,171,971)

Cash flows from investing:
Mortgage loans originated for investment, net	-	(278,003)	-	-	(278,003)
Purchase property & equipment	-	2,218	(82,658)	-	(80,440)
Payments for business acquisitions	-	-	(12,670)	-	(12,670)
Net intercompany advances	216,983	-	-	(216,983)	-
Investing cash flows from discontinued operations	-	(8,081)	(783)	-	(8,864)
Other, net	-	(37,362)	8,088	-	(29,274)

Net cash provided by (used in) investing activities	216,983	(321,228)	(88,023)	(216,983)	(409,251)

Cash flows from financing:
Repayments of commercial paper	-	(2,295,573)	-	-	(2,295,573)
Proceeds from issuance of commercial paper	-	3,336,002	-	-	3,336,002
Dividends paid	(84,225)	-	-	-	(84,225)
Payments to acquire treasury shares	(180,897)	-	-	-	(180,897)
Proceeds from issuance of common stock	10,640	-	-	-	10,640
Net intercompany advances	-	(1,202,514)	985,531	216,983	-
Customer deposits	-	595,769	-	-	595,769
Financing cash flows from discontinued operations	-	-	(100)	-	(100)
Other, net	8,329	(17,126)	(62,723)	-	(71,520)

Net cash provided by (used in) financing activities	(246,153)	416,558	922,708	216,983	1,310,096

Net increase (decrease) in cash	-	30,047	(301,173)	-	(271,126)
Cash – beginning of period	-	134,407	539,420	-	673,827

Cash – end of period	$-	$164,454	$238,247	$-	$402,701

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Discontinued Operations – Recent Developments. On April 19, 2007, we entered into an agreement to sell Option One Mortgage Corporation (OOMC) to Cerberus Capital Management (Cerberus). In conjunction with this plan, we also announced we would terminate the operations of H&R Block Mortgage Corporation (HRBMC), a wholly-owned subsidiary of OOMC.
On December 4, 2007, we agreed to terminate the agreement with Cerberus in light of the changing business environment for OOMC, as mutually acceptable alternatives for restructuring the original agreement could not be reached. We also announced that we would immediately terminate all remaining origination activities and pursue the sale of OOMC’s loan servicing activities. OOMC had existing loan applications in its pipeline of $69.4 million in gross loan principal amount at October 31, 2007. We believe that only approximately $20 million to $30 million of these loans will ultimately be funded, at which time our mortgage origination activities will cease. We believe a majority of these loans will be eligible for sale to Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac).
Termination of the mortgage lending activities of OOMC is expected to result in a pretax restructuring charge of $74.8 million. The restructuring charge covers expected severance and lease termination costs, write-off of property, plant and equipment and related shutdown costs. Of the total restructuring charge, $34.9 million was incurred in our second quarter ending October 31, 2007, with the remainder to be incurred primarily in our third quarter ending January 31, 2008. This charge, combined with the restructuring activities previously announced, brings our total restructuring charges for the three and six months ended October 31, 2007 to $61.0 million and $77.1 million, respectively.
Following the termination of its loan origination activities, OOMC will continue to carry out its servicing activities and collect servicing revenues as it does today. Because of the cessation of new originations, the volume of mortgage loans serviced will gradually decline as the aggregate principal amount of existing loans being serviced declines without replacement. The majority of servicing activities are carried out with respect to loans owned by third parties.
We have estimated the fair values of the servicing business and other assets, which resulted in an additional asset impairment for the second quarter ending October 31, 2007 of $123.0 million, bringing our total impairment recorded in discontinued operations to $146.2 million for the six months ended October 31, 2007.
During fiscal year 2007, we also committed to a plan to sell two smaller lines of business and completed the wind-down of one other line of business, all of which were previously reported in our Business Services segment. One of these businesses was sold during the six months ended October 31, 2007. Additionally, during fiscal year 2007, we completed the wind-down of our tax operations in the United Kingdom, which were previously reported in Tax Services. As of October 31, 2007, these businesses are presented as discontinued operations and the assets and liabilities of the businesses being sold are presented as held-for-sale in the condensed consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations.
See discussion of operating results under “Discontinued Operations.”

TAX SERVICES
This segment primarily consists of our income tax preparation businesses – retail, online and software. Additionally, this segment includes commercial tax businesses, which provide tax preparation software and educational materials to CPAs and other tax preparers.

Tax Services – Operating Results				(in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006

Service revenues:
Tax preparation fees	$49,463	$44,247	$74,387	$69,572
Other services	31,578	31,199	68,927	66,211

	81,041	75,446	143,314	135,783
Royalties	4,919	4,458	7,761	7,381
Other	4,844	2,080	9,592	4,478

Total revenues	90,804	81,984	160,667	147,642

Cost of services:
Compensation and benefits	61,473	58,864	107,613	104,447
Occupancy	80,108	70,102	155,068	137,682
Depreciation	8,450	9,706	16,610	18,957
Other	46,302	42,139	101,467	90,311

	196,333	180,811	380,758	351,397
Cost of other revenues, selling, general and administrative	93,620	68,066	151,347	116,192

Total expenses	289,953	248,877	532,105	467,589

Pretax loss	$(199,149)	$(166,893)	$(371,438)	$(319,947)

Three months ended October 31, 2007 compared to October 31, 2006
Tax Services’ revenues increased $8.8 million, or 10.8%, for the three months ended October 31, 2007 compared to the prior year.
Tax preparation fees increased $5.2 million, or 11.8%, primarily due to improved performance in our Australian operations. This improvement was due to an increase in clients served and favorable changes in foreign currency exchange rates.
Other revenues increased $2.8 million, primarily due to revenues resulting from commercial tax acquisitions.
Total expenses increased $41.1 million, or 16.5%, for the three months ended October 31, 2007. Cost of services increased $15.5 million, or 8.6%, from the prior year, primarily due to higher occupancy expenses. Occupancy expenses increased $10.0 million, or 14.3%, primarily as a result of higher rent and utilities expenses due to a 3.6% increase in company-owned offices under lease and a 5.0% increase in the average rent. Other cost of services increased $4.2 million, or 9.9%, due to additional supplies expense, related primarily to tax training schools.
Cost of other revenues, selling, general and administrative expenses increased $25.6 million, or 37.5%. This increase was primarily due to $12.5 million of incremental bad debt expense related to our refund anticipation loan (RAL) program, which resulted from a larger number of refund claims denied by the Internal Revenue Service (IRS). The IRS made changes to its taxpayer fraud detection system and penalty collection practices for the 2007 tax season, both of which contributed to the increased expense. Corporate wages and amortization of intangible assets increased $4.4 million and $1.3 million, respectively, over the prior year due primarily to acquisitions.
The pretax loss for the three months ended October 31, 2007 was $199.1 million, compared to a loss of $166.9 million in the prior year.

Six months ended October 31, 2007 compared to October 31, 2006
Tax Services’ revenues increased $13.0 million, or 8.8%, for the six months ended October 31, 2007 compared to the prior year.
Tax preparation fees increased $4.8 million, or 6.9%, primarily due to improved performance in our Australian operations. Other service revenues increased $2.7 million, or 4.1%, primarily due to customer fees earned in connection with an agreement with HRB Bank for the H&R Block Emerald Prepaid MasterCard® program, under which, this segment shares in the revenues and expenses associated with the program. This increase was partially offset by a decline in revenues from our Peace of Mind (POM) guarantee, resulting from lower claims in the current year.
Other revenues increased $5.1 million, primarily due to revenues resulting from commercial tax acquisitions.
Total expenses increased $64.5 million, or 13.8%, for the six months ended October 31, 2007. Cost of services increased $29.4 million, or 8.4%, from the prior year, primarily due to higher occupancy expenses. Occupancy expenses increased $17.4 million, or 12.6%, primarily as a result of higher rent and utilities expenses due to a 4.2% increase in company-owned offices under lease and a 4.0% increase in the average rent. Other cost of services increased $11.2 million, or 12.4%, due primarily to $5.2 million in additional corporate shared services, primarily related to information technology projects related to the upcoming tax season. In addition, we incurred $4.6 million of additional supplies expense, related primarily to tax training schools.
Cost of other revenues, selling, general and administrative expenses increased $35.2 million, or 30.3%. This increase was primarily due to $12.5 million of incremental bad debt expense related to our RAL program, which resulted from a larger number of refund claims denied by the IRS. The IRS made changes to its taxpayer fraud detection system and penalty collection practices for the 2007 tax season, both of which contributed to the increased expense. Corporate wages and amortization of intangible assets increased $10.2 million and $3.0 million, respectively, over the prior year due primarily to acquisitions.
The pretax loss for the six months ended October 31, 2007 was $371.4 million, compared to a loss of $319.9 million in the prior year.

BUSINESS SERVICES
This segment offers middle-market companies accounting, tax and consulting services.

Business Services – Operating Statistics

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006

Accounting, tax and consulting:
Chargeable hours	1,273,112	1,219,720	2,312,302	2,283,331
Chargeable hours per person	325	312	599	587
Net billed rate per hour	$147	$148	$146	$145
Average margin per person	$29,824	$28,647	$49,049	$48,584

Business Services – Operating Results				(in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006

Service revenues:
Accounting, tax and consulting	$203,585	$193,360	$366,400	$358,149
Other services	21,682	23,289	40,269	44,727

	225,267	216,649	406,669	402,876
Other	13,781	12,065	25,202	21,295

Total revenues	239,048	228,714	431,871	424,171

Cost of services:
Compensation and benefits	136,471	133,969	246,323	248,747
Occupancy	17,814	17,419	35,676	34,622
Other	24,811	23,459	43,231	41,390

	179,096	174,847	325,230	324,759
Amortization of intangible assets	3,574	3,769	7,200	8,277
Cost of other revenues, selling, general and administrative	44,597	49,074	89,566	97,078

Total expenses	227,267	227,690	421,996	430,114

Pretax income (loss)	$11,781	$1,024	$9,875	$(5,943)

Three months ended October 31, 2007 compared to October 31, 2006
Business Services’ revenues for the three months ended October 31, 2007 increased $10.3 million, or 4.5%, over the prior year. Accounting, tax and consulting service revenues totaled $203.6 million, up $10.2 million, or 5.3%, from the prior year primarily due to a 4.2% increase in chargeable hours per person.
Total expenses were essentially flat for the three months ended October 31, 2007 compared to the prior year. Cost of services increased $4.2 million, due primarily to an increase in compensation and benefits, which resulted from increases in both the number of employees and the average wage.
Cost of other revenues, selling, general and administrative expenses decreased $4.5 million, or 9.1%, primarily due to decreases of $3.4 million and $2.4 million in external consulting and legal fees, respectively, partially offset by increased costs associated with our business development and marketing initiatives and corporate shared services.
Pretax income for the three months ended October 31, 2007 was $11.8 million compared to income of $1.0 million in the prior year.

Six months ended October 31, 2007 compared to October 31, 2006
Business Services’ revenues for the six months ended October 31, 2007 increased $7.7 million, or 1.8%, over the prior year. Accounting, tax and consulting service revenues totaled $366.4 million, up $8.3 million, or 2.3%, from the prior year primarily due to a 2.0% increase in chargeable hours per person.
Other service revenues decreased from the prior year due to a decline in the number of business valuation projects, as this business phases out valuation services and focuses solely on capital market transactions.
Other revenues increased $3.9 million, or 18.3%, due to increased sales of computer hardware and software products and additional fees received from our accounting network.
Total expenses decreased $8.1 million, or 1.9%, for the six months ended October 31, 2007 compared to the prior year. Cost of services was essentially flat compared to the prior year, as a decrease in compensation and benefits was offset by increases in occupancy and other expenses. The decrease in compensation and benefits was primarily due to a change in organizational structure between the businesses we acquired from American Express Tax and Business Services, Inc. (AmexTBS) and the attest firms that, while not affiliates of our company, also serve our clients. As a result, we no longer record the revenues and expenses associated with leasing employees in these offices to the attest firms.
Cost of other revenues, selling, general and administrative expenses decreased $7.5 million, or 7.7%, primarily due to decreases of $7.1 million and $4.8 million in external consulting and legal fees, respectively. Additional consulting fees were incurred in the prior year related to our marketing initiatives, and additional legal expenses were incurred in the prior year related to international acquisitions that were ultimately not completed. These decreases were partially offset by increased costs associated with our business development and marketing initiatives and corporate shared services.
Pretax income for the six months ended October 31, 2007 was $9.9 million compared to a pretax loss of $5.9 million in the prior year.

CONSUMER FINANCIAL SERVICES
This segment is primarily engaged in offering brokerage services, along with investment planning and related financial advice through HRBFA and full-service banking through HRB Bank. HRBFA offers traditional brokerage services, as well as annuities, insurance, fee-based accounts, online account access, equity research and focus lists, model portfolios, asset allocation strategies, and other investment tools and information. Recruitment and retention of productive financial advisors is critical to the success of HRBFA. HRB Bank offers traditional banking services including checking and savings accounts, home equity lines of credit, individual retirement accounts, certificates of deposit and prepaid debit card accounts. HRBFA utilizes HRB Bank for certain FDIC-insured deposits for its clients. HRB Bank has also historically purchased prime loans, as defined by Office of Thrift Supervision (OTS) guidelines, from OOMC and HRBMC in addition to prime loan purchases from third-party sellers. During the first quarter of fiscal year 2008, HRB Bank stopped purchasing prime loans from OOMC and HRBMC.

Consumer Financial Services – Operating Statistics

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006

Broker-dealer:
Traditional brokerage accounts(1)	381,765	402,278	381,765	402,278
New traditional brokerage accounts funded by tax clients	2,897	1,967	6,208	5,155
Cross-service revenue as a percent of total production revenue	18.4%	16.1%	18.2%	16.8%
Average assets per traditional brokerage account	$90,155	$80,089	$90,155	$80,089
Average margin balances (millions)	$366	$404	$361	$427
Average customer payable balances (millions)	$527	$601	$543	$623
Number of advisors	956	919	956	919
Banking:
Efficiency ratio(2)	38%	40%	38%	38%
Annualized net interest margin(3)	2.48%	2.74%	2.30%	3.10%
Annualized pretax return on average assets(4)	(1.38)%	1.48%	0.06%	1.35%
Total assets (thousands)	$1,179,453	$762,074	$1,179,453	$762,074
Mortgage loans held for investment:
Average FICO score	717	715	717	715
Delinquency rate	1.96%	3.00%	1.96%	3.00%
Loans purchased from affiliates (thousands):
Purchased from affiliates	$-	$169,622	$56,341	$723,124
Put back to affiliates	(94,820)	-	(191,658)	-

	$(94,820)	$169,622	$(135,317)	$723,124

(1)	Includes only accounts with a positive balance.
(2)	Defined as non-interest expense divided by revenue net of interest expense. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.
(3)	Defined as annualized net interest revenue divided by average bank earning assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.
(4)	Defined as annualized pretax banking income divided by average bank assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.

Consumer Financial Services – Operating Results				(in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006

Service revenues:
Financial advisor production revenue	$53,386	$45,444	$111,682	$92,463
Other	13,387	9,212	31,454	17,580

	66,773	54,656	143,136	110,043

Net interest income:
Margin lending	11,277	13,096	23,549	26,895
Banking activities	7,647	4,392	15,150	8,121

	18,924	17,488	38,699	35,016

Provision for loan loss reserves	(9,842)	(364)	(11,926)	(1,702)
Other	288	324	328	589

Total revenues(1)	76,143	72,104	170,237	143,946

Cost of services:
Compensation and benefits	38,758	32,458	79,965	64,322
Occupancy	4,890	4,847	10,069	9,908
Other	5,090	5,193	9,900	10,358

	48,738	42,498	99,934	84,588
Amortization of intangible assets	9,156	9,156	18,312	18,312
Selling, general and administrative	27,330	22,768	54,866	46,433

Total expenses	85,224	74,422	173,112	149,333

Pretax loss	$(9,081)	$(2,318)	$(2,875)	$(5,387)

Supplemental information
Revenues:(1)
Broker-dealer	$76,554	$67,844	$161,683	$137,184
Bank	(411)	4,260	8,554	6,762

	$76,143	$72,104	$170,237	$143,946

Pretax income (loss):
Broker-dealer	$(4,672)	$(4,738)	$(3,308)	$(8,976)
Bank	(4,409)	2,420	433	3,589

	$(9,081)	$(2,318)	$(2,875)	$(5,387)

(1)	Total revenues, less interest expense and loan loss reserves on mortgage loans held for investment.

Three months ended October 31, 2007 compared to October 31, 2006
Consumer Financial Services’ revenues, net of interest expense and provision for loan loss reserves, for the three months ended October 31, 2007 increased $4.0 million, or 5.6%, over the prior year. Financial advisor production revenue, which consists primarily of fees earned on assets under administration and commissions on client trades, was up $7.9 million, or 17.5%, from the prior year primarily due to higher annualized production per advisor driven by annuity and mutual fund transactions. The following table summarizes the key drivers of production revenue:

Three Months Ended October 31,	2007	2006

Client trades	240,615	215,289
Average revenue per trade	$116.09	$121.86
Ending balance of assets under administration (billions)	$34.4	$32.2
Annualized productivity per advisor	$222,000	$187,000

Other service revenues increased $4.2 million due to a $3.0 million increase in fees received on sweep accounts, and additional revenues from the H&R Block Prepaid Emerald MasterCard®.

Net interest income on banking activities increased $3.3 million from the prior year due to an increase in mortgage loans held for investment, partially offset by an increase in deposits. The following table summarizes the key drivers of net interest revenue on banking activities:

			(dollars in 000s)

	Average Balance		Average Rate Earned (Paid)
Three Months Ended October 31,	2007	2006	2007	2006

Mortgage loans held for investment	$1,194,567	$612,055	6.85%	6.90%
Other investments	65,318	38,641	5.41%	5.39%
Deposits	964,809	492,315	(5.03)%	(5.40)%

We recorded a provision for loan losses of $9.8 million during the current quarter, compared to $0.4 million in the prior year. Our loan loss provision increased significantly during the current quarter as a result of declining collateral values due to declining residential home prices, and increasing delinquencies occurring in our portfolio during October and November of 2007. The residential mortgage industry has experienced similar trends in recent months. If adverse trends continue, we may be required to record additional loan loss provisions, and those losses may be significant.
Our loan loss reserve as a percent of mortgage loans was 1.40%, or $15.5 million, at October 31, 2007, compared to 0.25%, or $1.7 million, at October 31, 2006. Mortgage loans held for investment at October 31, 2007 totaled $1.1 billion, $807.1 million of which were purchased from OOMC and HRBMC. The average FICO score of our mortgage loans held for investment at October 31, 2007 was 717, with the loan-to-value average of 76.9% and average debt-to-income ratio of 34.3%, while the delinquency rate of mortgage loans more than thirty days past due was 1.96%. The delinquency rate declined from 3.00% at October 31, 2006, as non-performing loans originally purchased from OOMC were sold back to OOMC during fiscal year 2008.
Total expenses rose $10.8 million, or 14.5%, from the prior year. Compensation and benefits increased $6.3 million, or 19.4%, primarily due to higher commission and bonus payouts resulting from improved production revenue.
Selling, general and administrative expenses increased $4.6 million, or 20.0%, primarily due to gains on the disposition of certain assets recorded in the prior year.
The pretax loss for the three months ended October 31, 2007 was $9.1 million compared to a prior year loss of $2.3 million.

Six months ended October 31, 2007 compared to October 31, 2006
Consumer Financial Services’ revenues, net of interest expense and provision for loan loss reserves, for the six months ended October 31, 2007 increased $26.3 million, or 18.3%, over the prior year.
Financial advisor production revenue was up $19.2 million, or 20.8%, from the prior year primarily due to higher annualized production per advisor driven by annuity and closed-end fund transactions. The following table summarizes the key drivers of production revenue:

Six Months Ended October 31,	2007	2006

Client trades	482,702	439,337
Average revenue per trade	$126.34	$117.18
Ending balance of assets under administration (billions)	$34.4	$32.2
Annualized productivity per advisor	$237,000	$197,000

Other service revenues increased $13.9 million due to $3.1 million in additional underwriting fees, a $6.0 million increase in fees received on money market accounts, and additional revenues from the H&R Block Prepaid Emerald MasterCard®.

Net interest income on banking activities increased $7.0 million from the prior year due to an increase in mortgage loans held for investment, partially offset by an increase in deposits. The following table summarizes the key drivers of net interest revenue on banking activities:

			(dollars in 000s)

	Average Balance		Average Rate Earned (Paid)
Six Months Ended October 31,	2007	2006	2007	2006

Mortgage loans held for investment	$1,266,719	$496,472	6.78%	6.94%
Other investments	75,249	29,793	5.38%	5.22%
Deposits	1,034,852	369,942	(5.07)%	(5.31%)

We recorded a provision for loan losses of $11.9 million during the current year, compared to $1.7 million in the prior year. As discussed above, our provision for loan loss increased significantly due to adverse trends in residential home prices and mortgage loan delinquencies.
Total expenses rose $23.8 million, or 15.9%, from the prior year. Compensation and benefits increased $15.6 million, or 24.3%, primarily due to higher commission and bonus payouts resulting from improved production revenue.
Selling, general and administrative expenses increased $8.4 million, or 18.2%, primarily due to gains on the disposition of certain assets recorded in the prior year.
The pretax loss for the six months ended October 31, 2007 was $2.9 million compared to a prior year loss of $5.4 million.

CORPORATE, INTEREST EXPENSE, OTHER INCOME AND INCOME TAXES ON CONTINUING OPERATIONS

Three months ended October 31, 2007 compared to October 31, 2006
The pretax loss recorded in our corporate operations for the three months ended October 31, 2007 was $27.3 million compared to $30.4 million in the prior year. The lower loss is primarily due to lower interest resulting from refinancing our $500.0 million Senior Notes with a facility at a lower interest rate and less funds used in corporate operations than in the prior year. The prior year included borrowing for the payment of income taxes of $122.6 million during the three months ended October 31, 2006.
Our effective tax rate for continuing operations was 39.2% and 39.1% for the three months ended October 31, 2007 and 2006, respectively. Our effective tax rate for discontinued operations was 33.6% and 44.7% for the three months ended October 31, 2007 and 2006, respectively. Our effective tax rate for discontinued operations for the full fiscal year ended April 30, 2007, was 34.5%. We expect that our effective tax rate for the full year ending April 30, 2008 for discontinued operations will approximate 37%.

Six months ended October 31, 2007 compared to October 31, 2006
The pretax loss recorded in our corporate operations for the six months ended October 31, 2007 was $42.9 million compared to $61.3 million in the prior year. The lower loss is primarily due to lower interest resulting from refinancing our $500.0 million Senior Notes with a facility at a lower interest rate and less funds used in corporate operations than in the prior year. The prior year included borrowing for the payment of income taxes of $313.0 million and the repurchase of treasury shares of $180.9 million during the six months ended October 31, 2006.
Our effective tax rate for continuing operations was 39.6% and 39.2% for the six months ended October 31, 2007 and 2006, respectively. Our effective tax rate increased primarily due to changes in our estimated state tax rate. Our effective tax rate for discontinued operations was 37.0% and 44.9% for the six months ended October 31, 2007 and 2006, respectively.

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

Discontinued Operations – Operating Statistics				(dollars in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006

Volume of loans originated:
Wholesale (non-prime)	$581,185	$6,149,293	$3,554,608	$13,356,925
Retail:
Prime	127,154	298,163	353,957	558,051
Non-prime	12,216	471,182	97,471	1,055,607

	$720,555	$6,918,638	$4,006,036	$14,970,583

Loan characteristics:
Weighted average FICO score(1)	611	611	616	613
Weighted average interest rate for borrowers (WAC)(1)	9.32%	8.75%	8.75%	8.71%
Weighted average loan-to-value(1)	79.6%	82.2%	79.9%	82.4%
Origination margin (% of origination volume):
Loan sale premium (discount)	(9.28)%	1.49%	(3.39)%	1.48%
Residual cash flows from beneficial interest in Trusts	0.92%	0.28%	0.33%	0.43%
Gain (loss) on derivative instruments	(2.96)%	(0.41)%	0.02%	(0.10)%
Loan sale repurchase reserves	(23.96)%	(0.68)%	(8.24)%	(0.93)%
Retained mortgage servicing rights	0.79%	0.62%	0.72%	0.62%

	(34.49)%	1.30%	(10.56)%	1.50%
Cost of acquisition	0.28%	(0.08)%	0.12%	(0.11)%
Direct origination expenses	(0.81)%	(0.50)%	(0.66)%	(0.51)%

Net gain on sale – gross margin(2)	(35.02)%	0.72%	(11.10)%	0.88%
Other cost of origination	(7.21)%	(1.57)%	(2.93)%	(1.45)%
Other	(0.52)%	0.02%	(0.05)%	0.05%

Net margin	(42.75)%	(0.83)%	(14.08)%	(0.52)%

Loan delivery:
Loan sales:
Third-party buyers, net of repurchases	$927,992	$6,526,324	$4,043,988	$14,440,657
HRB Bank, net of repurchases	(94,820)	169,622	(135,317)	723,124

	$833,172	$6,695,946	$3,908,671	$15,163,781

Execution price(3)	(6.16)%	1.64%	(2.88)%	1.51%

(1)	Represents non-prime production.
(2)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.
(3)	Defined as total premium received divided by total balance of loans delivered to third-party investors or securitization vehicles (excluding mortgage servicing rights and the effect of loan origination expenses).

Discontinued Operations – Operating Statistics				(in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006

Components of gains on sales:
Gain (loss) on mortgage loans	$(58,330)	$125,419	$(115,704)	$286,785
Gain (loss) on derivatives	(21,314)	(28,050)	945	(14,807)
Loan sale repurchase reserves	(172,670)	(47,225)	(329,966)	(139,962)
Impairment of residual interests	(61,692)	(12,236)	(111,296)	(29,502)

	(314,006)	37,908	(556,021)	102,514
Interest income	11,528	14,624	26,627	29,924
Loan servicing revenue	93,016	113,579	190,415	222,503
Other	5,389	354	11,516	10,226

Total revenues	(204,073)	166,465	(327,463)	365,167

Cost of services	67,029	91,538	138,646	179,866
Cost of other revenues	61,232	71,008	117,302	144,208
Impairments	123,000	—	146,229	—
Selling, general and administrative	95,835	68,092	156,926	129,951

Total expenses	347,096	230,638	559,103	454,025

Pretax loss	(551,169)	(64,173)	(886,566)	(88,858)
Income tax benefit	(185,003)	(28,710)	(327,643)	(39,857)

Net loss	$(366,166)	$(35,463)	$(558,923)	$(49,001)

The non-prime residential mortgage loan market has been adversely affected by a weakening housing market and increasing rates of delinquencies and defaults. Warehouse lenders have required significant margin calls from non-prime residential mortgage loan originators, including OOMC, due to declining values of non-prime residential mortgage loans and increasing levels of loans held for sale by lenders for longer periods of time due to softening secondary market conditions. We have been significantly and negatively impacted by the events and conditions impacting the broader non-prime residential mortgage loan market, resulting in significant impairments and operating losses during fiscal 2007 and 2008.

Three months ended October 31, 2007 compared to October 31, 2006
During the three months ended October 31, 2007, our mortgage loan originations were significantly reduced and on December 4, 2007, we announced we would terminate all remaining origination activities.
Conditions in the non-prime mortgage industry continued to be challenging during the three months ended October 31, 2007. Our mortgage operations, as well as the entire industry, were impacted by deteriorating conditions in the secondary market, where reduced investor demand for loan purchases, higher investor yield requirements and increased estimates for future losses reduced the value of non-prime loans. Under these conditions non-prime originators generally reported significant increases in losses and many were unable to meet their financial obligations. During the second quarter we continued to tighten our underwriting standards, which had the effect of further reducing our loan origination volumes. Our origination volumes declined to $720.6 million during the current quarter, down 89.6% from the prior year. Effective December 4, 2007, we ceased accepting new loan applications, although we will honor the loan commitments in our pipeline.
The pretax loss of $551.2 million for the three months ended October 31, 2007 includes losses of $2.7 million from our Business Services discontinued operations, with the remainder from our mortgage business. As discussed more fully below, mortgage results include $172.7 million in loss provisions and repurchase reserves, impairments of residual interests of $61.7 million and impairments relating to the valuation of remaining assets held for sale totaling $123.0 million.

The following table summarizes the key drivers of loan origination volumes and related gains on sales of mortgage loans:

	(dollars in 000s)

Three Months Ended October 31,	2007	2006

Application process:
Total number of applications	6,006	70,776
Number of sales associates(1)	439	2,466
Originations:
Total number of loans originated	3,056	34,515
WAC	9.32%	8.75%
Average loan size	$236	$200
Total volume of loans originated	$720,555	$6,918,638
Direct origination and acquisition expenses, net	$3,797	$40,395
Revenue (loan value):
Net gain on sale – gross margin(2)	(35.02)%	0.72%

(1)	Includes all direct sales and back office sales support associates.
(2)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

Gains on sales of mortgage assets decreased $183.7 million from the prior year. This decrease resulted primarily from significantly lower origination volumes and loan sale premiums, and increases in loan loss reserves and impairments of residual interests.
During the second quarter, concerns about credit quality in the non-prime industry resulted in lower demand for non-prime loans and a higher yield requirement by investors that purchase the loans. As a result, during the quarter we originated mortgage loans that, by the time we sold them in the secondary market, were valued at less than par. Our second quarter net gain on sale gross margin was a negative 35.02%. Additionally, our loan sale premium declined to a negative 9.28% in the current quarter. We wrote down our beneficial interest in Trusts to zero as of October 31, 2007.
The disruption in the secondary market, coupled with declining credit quality and investors performing additional due diligence on loan pools, have caused unprecedented numbers of loans to be excluded from loan pools before the sale. During the current quarter, we increased our reserve for losses on representations and warranties repurchases as a result of rising repurchase trends. We also continued to experience high levels of early payment defaults, resulting in significant actual and expected loan repurchase activity. We recorded total loss provisions of $172.7 million during the current quarter compared to $47.2 million in the prior year. The provision recorded in the current quarter consists of $44.2 million recorded on loans sold during the current quarter and $128.5 million related to loans sold in the prior quarter. After we repurchased loans, we experienced higher severity of losses on those loans. Based on historical experience, we assumed an average 42% loss severity at October 31, 2007, compared to 26% at April 30, 2007, on loans repurchased and expected to be repurchased due to early payment defaults and violations of representations and warranties. See additional discussion of our reserves and repurchase obligations in “Critical Accounting Policies” and in note 11 to our condensed consolidated financial statements.
During the current quarter, the disruption in the secondary market also impacted our residual interests. We recorded impairments of residual interests of $61.7 million due to higher expected credit losses resulting from the decline in performance of the underlying collateral and an increase in our discount rate assumption from 25% to 30%. Residuals interests at October 31, 2007 have a current carrying value of $38.2 million.
During the current period, we recorded a net $21.3 million in losses, compared to $28.1 million in the prior year, related to our various derivative instruments, primarily related to forward loan commitments. We ceased all derivative activities during the quarter. See note 11 to the condensed consolidated financial statements.

The following table summarizes the key metrics related to our loan servicing business:

	(dollars in 000s)

Three Months Ended October 31,	2007	2006

Average servicing portfolio:
With related MSRs	$59,885,050	$64,068,803
Without related MSRs	2,853,427	9,896,993

	$62,738,477	$73,965,796

Ending servicing portfolio:
With related MSRs	$58,203,629	$63,904,746
Without related MSRs	2,747,371	9,115,001

	$60,951,000	$73,019,747

Number of loans serviced	340,233	427,590
Average delinquency rate	20.50%	8.69%
Weighted average FICO score	622	621
Weighted average interest rate (WAC) of portfolio	8.48%	8.06%
Carrying value of MSRs	$199,596	$269,679

Loan servicing revenues decreased $20.6 million, or 18.1%, compared to the prior year. The decrease reflects a decline in our average servicing portfolio, which decreased 15.2%, to $62.7 billion. Declines in our average servicing portfolio are primarily the result of a decline in the subservicing portfolio and significantly lower origination volumes, as discussed above. As a result of our decision to terminate remaining loan origination activities, loan servicing revenues are expected to continue to decline.
Total expenses for the three months ended October 31, 2007 increased $116.5 million, or 50.5%, from the prior year, primarily due to asset impairments of $123.0 million recorded in the current quarter. Cost of services decreased $24.5 million primarily due to lower amortization of MSRs.
Cost of other revenues decreased $9.8 million, primarily due to our ongoing restructuring plans. As a result, compensation and benefits declined due to lower staffing levels, although this reduction was partially offset by increased occupancy expenses as a result of early termination costs on leases.
See discussion of the termination of our agreement to sell OOMC in note 1 to the condensed consolidated financial statements and Part II, Item 1A, under “Potential Sale Transaction.”
Selling, general and administrative expenses increased $27.7 million, or 40.7%, over the prior year, as restructuring charges recorded in the current quarter were partially offset by lower operating expenses resulting from prior year restructuring activities.
The pretax loss for the three months ended October 31, 2007 was $551.2 million compared to a loss of $64.2 million in the prior year. The loss from discontinued operations for the current period of $366.2 million is net of tax benefits of $185.0 million, and primarily includes income tax benefits related to OOMC.

Six months ended October 31, 2007 compared to October 31, 2006
The pretax loss of $886.6 million for the six months ended October 31, 2007 includes losses of $7.2 million from our Business Services discontinued operations, with the remainder from our mortgage business. As discussed more fully below, mortgage results include $330.0 million in loss provisions and repurchase reserves, impairments of residual interests of $111.3 million and impairments of other assets totaling $146.2 million.

The following table summarizes the key drivers of loan origination volumes and related gains on sales of mortgage loans:

	(dollars in 000s)

Six Months Ended October 31,	2007	2006

Application process:
Total number of applications	34,780	144,512
Number of sales associates(1)	439	2,466
Originations:
Total number of loans originated	16,138	74,187
WAC	8.75%	8.71%
Average loan size	$248	$202
Total volume of loans originated	$4,006,036	$14,970,583
Direct origination and acquisition expenses, net	$21,524	$92,960
Revenue (loan value):
Net gain on sale − gross margin(2)	(11.10)%	0.88%

(1)	Includes all direct sales and back office sales support associates.
(2)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

Gains on sales of mortgage assets decreased $402.5 million from the prior year. This decrease resulted primarily from significantly lower origination volumes and loan sale premiums, and increases in loan repurchase reserves and impairments of residual interests.
During the current year, concerns about credit quality in the non-prime industry resulted in lower demand for non-prime loans and a higher yield requirement by investors that purchase the loans. As a result, during the current year we originated mortgage loans that, by the time we sold them in the secondary market, were valued at less than par. Our net gain on sale gross margin for the six months ended October 31, 2007 was a negative 11.10%. Additionally, our loan sale premium declined 487 basis points to a negative 3.39% in the current year. We wrote down our beneficial interest in Trusts to zero as of October 31, 2007.
We recorded total loss provisions relating to the repurchase and disposition of loans previously sold of $330.0 million during the current year compared to $140.0 million in the prior year. The provision recorded in the current year consists of $176.7 million recorded on loans sold during the current year and $153.3 million related to loans sold in the prior year. Loss provisions as a percent of loan volumes increased 917 basis points over the prior year. After we repurchased the loans, we experienced higher severity of losses on those loans. Based on historical experience, we assumed an average 42% loss severity at October 31, 2007, compared to 26% at April 30, 2007, on loans repurchased and expected to be repurchased due to early payment defaults and violations of representations and warranties. See additional discussion of our reserves and repurchase obligations in “Critical Accounting Policies” and in note 11 to our condensed consolidated financial statements.
During the current year, the disruption in the secondary market also impacted our residual interests. We recorded impairments of residual interests of $111.3 million due to higher expected credit losses resulting from the decline in performance of the underlying collateral and an increase in our discount rate assumption from 25% to 30%. As of October 31, 2007, substantially all residual interests from originations prior to January 2007 were written down to zero value. Residuals interests at October 31, 2007 have a current carrying value of $38.2 million.
During the current period, we recorded a net $0.9 million in gains, compared to net losses of $14.8 million in the prior year, related to our various derivative instruments. We ceased all derivative activities during the current quarter. See note 11 to the condensed consolidated financial statements.

The following table summarizes the key metrics related to our loan servicing business:

	(dollars in 000s)

Six Months Ended October 31,	2007	2006

Average servicing portfolio:
With related MSRs	$61,651,132	$63,802,118
Without related MSRs	2,948,495	10,107,535

	$64,599,627	$73,909,653

Ending servicing portfolio:
With related MSRs	$58,203,629	$63,904,746
Without related MSRs	2,747,371	9,115,001

	$60,951,000	$73,019,747

Number of loans serviced	340,233	427,590
Average delinquency rate	17.89%	8.01%
Weighted average FICO score	622	621
Weighted average interest rate (WAC) of portfolio	8.41%	7.99%
Carrying value of MSRs	$199,596	$269,679

Loan servicing revenues decreased $32.1 million, or 14.4%, compared to the prior year. The decrease reflects a decline in our average servicing portfolio, which decreased 12.6%, to $64.6 billion. Declines in our average servicing portfolio are primarily the result of a decline in the subservicing portfolio and significantly lower origination volumes, as discussed above. As a result of our decision to terminate remaining loan origination activities, loan servicing revenues are expected to continue to decline.
Total expenses for the six months ended October 31, 2007 increased $105.1 million, or 23.1%, from the prior year, primarily due to asset impairments of $146.2 million recorded in the current year. Cost of services decreased $41.2 million primarily due to lower amortization of MSRs.
Cost of other revenues decreased $26.9 million, primarily due to our ongoing restructuring plans. As a result, compensation and benefits declined due to lower staffing levels, although this reduction was partially offset by increased occupancy expenses as a result of early termination costs on leases.
See discussion of the termination of our agreement to sell OOMC in note 1 to the condensed consolidated financial statements and Part II, Item 1A, under “Potential Sale Transaction.”
Selling, general and administrative expenses increased $27.0 million, or 20.8%, over the prior year, as restructuring charges recorded in the current year were partially offset by lower operating expenses resulting from prior year restructuring activities.
The pretax loss for the six months ended October 31, 2007 was $886.6 million compared to a loss of $88.9 million in the prior year.
The loss from discontinued operations for the current period of $558.9 million is net of tax benefits of $327.6 million, and primarily includes income tax benefits related to OOMC. Losses from discontinued operations during fiscal year 2007 totaled $808.0 million, net of tax benefits of $425.0 million, including tax benefits related to OOMC of $374.6 million. Although the tax position associated with deferred tax benefits of discontinued businesses will more likely than not be sustained, there is a level of uncertainty associated with the amount of benefit. We believe the net deferred tax asset at October 31, 2007 is, more likely than not, realizable.

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

Given the likely availability of a number of liquidity options, including our unsecured committed lines of credit (CLOCs), we believe, that in the absence of unexpected developments, our existing sources of capital at October 31, 2007 are sufficient to meet our operating needs.
Cash From Operations. Cash used in operating activities for the first six months of fiscal 2008 totaled $942.1 million, compared with $1.2 billion for the same period of the prior fiscal year. The change was due primarily to lower income tax payments and income tax refunds of $71.7 million received during the six months ended October 31, 2007, which resulted primarily from the significant operating losses of our discontinued operations in the first half of fiscal year 2008.
Issuance of Common Stock.  We issue shares of common stock, in accordance with our stock-based compensation plans, out of treasury shares. Proceeds from the issuance of common stock totaled $17.2 million and $17.4 million for the six months ended October 31, 2007 and 2006, respectively.
Dividends. Dividends paid totaled $90.5 million and $84.2 million for the six months ended October 31, 2007 and 2006, respectively.
Share Repurchases. There are 22.4 million shares remaining under share repurchase authorizations at October 31, 2007. We purchase shares on the open market in accordance with existing authorizations, subject to various factors including the price of the stock, our ability to maintain liquidity and financial flexibility, securities laws restrictions, internally and regulatory targeted capital levels and other investment opportunities.
The OTS requires us to maintain a three percent minimum ratio of adjusted tangible capital to adjusted total assets. Due to significant losses in our mortgage operations during fiscal year 2007, we did not meet this minimum capital requirement at April 30, 2007. Due to continued losses in our mortgage operations during fiscal year 2008, we do not expect to be in compliance at April 30, 2008. We do not expect to be in a position to repurchase shares until sometime after fiscal year 2009.
Debt. In April 2007, we obtained a $500.0 million credit facility to provide funding for the $500.0 million of 8 1/2% Senior Notes which were due April 16, 2007. This facility matures on December 20, 2007, at which time we anticipate it will be refinanced.
Market conditions and recent credit-rating downgrades have negatively impacted our ability to issue commercial paper. As a result, we had no commercial paper outstanding at October 31, 2007, compared to $1.0 billion at October 31, 2006. As an alternative to commercial paper issuance, we have been borrowing under our CLOCs to support working capital requirements arising from off-season operating losses in our Tax Services and Business Services segments and operating losses from our mortgage businesses. We had $1.6 billion outstanding under our CLOCs at October 31, 2007. Subsequent to October 31, 2007, we drew additional funds on the CLOCs to bring total borrowings to $1.8 billion. See additional discussion in “Commercial Paper Issuance and Other Borrowings” and note 4 to the condensed consolidated financial statements.
Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents – restricted totaled $237.2 million at October 31, 2007 compared to $332.6 million at April 30, 2007. Consumer Financial Services held $220.0 million of this total segregated in a special reserve account for the exclusive benefit of its broker-dealer clients. Our Consumer Financial Services segment also held $15.5 million on deposit at the Federal Reserve Bank, as HRB Bank is now required to maintain a certain amount of cash in a non-interest-bearing account balance to meet specific reserve requirements.
Segment Cash Flows. A condensed consolidating statement of cash flows by segment for the six months ended October 31, 2007 is as follows:

(in 000s)

			Consumer
	Tax	Business	Financial		Discontinued	Consolidated
	Services	Services	Services	Corporate(1)	Operations	H&R Block

Cash provided by (used in):
Operations	$(338,699)	$(17,569)	$44,822	$(315,062)	$(315,617)	$(942,125)
Investing	(39,152)	(8,425)	84,295	(23,583)	9,596	22,731
Financing	(42,114)	(1,823)	(327,296)	554,892	200,812	384,471
Net intercompany	427,797	14,618	139,201	(686,825)	105,209	-

(1)	Income tax payments, net of refunds of $71.7 million received during the six months ended October 31, 2007, are included in Corporate.

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
Tax Services. Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in the fourth quarter. Tax Services used $338.7 million in its current six-month operations to cover off-season costs and working capital requirements. This segment used $39.2 million in investing activities primarily related to capital expenditures and acquisitions, and used $42.1 million in financing activities related to book overdrafts.
Business Services. Business Services funding requirements are largely related to receivables for completed work and “work in process.” We provide funding sufficient to cover their working capital needs. This segment used $17.6 million in operating cash flows during the first six months of the year to cover off-season costs and working capital requirements. Business Services used $8.4 million in investing activities primarily related to capital expenditures.
Consumer Financial Services. In the first six months of fiscal year 2008, Consumer Financial Services provided $44.8 million in cash from its operating activities primarily due to the timing of cash deposits that are restricted for the benefit of its broker-dealer clients and net income generated during the period. The segment also provided $84.3 million in investing activities primarily from principal payments received on mortgage loans held for investment and used $327.3 million in financing activities due primarily to FDIC-insured deposits held at HRB Bank.
HRB Bank is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which extends credit to member banks based on eligible collateral. At October 31, 2007, HRB Bank had FHLB advance capacity of $428.9 million, and there was $104.0 million outstanding on this facility. Mortgage loans held for investment of $1.1 billion were pledged as collateral on these advances.
Discontinued Operations. These operations have historically generated cash as a result of the sale and securitization of mortgage loans and residual interests, and as residual interests begin to cash flow. Our discontinued operations used $315.6 million in cash from operating activities primarily due to losses during the six months ended October 31, 2007. Operating cash flows of discontinued operations in the table above includes the net loss from discontinued operations of $558.9 million. Cash provided by financing activities of $200.8 million reflects the proceeds from a servicing advance facility, as discussed below, less the repayment of an on-balance sheet securitization.
On October 1, 2007, OOMC entered into a facility to fund servicing advances (the “Servicing Advance Facility”), in which the servicing advances are collateral for the facility. The Servicing Advance Facility provides funding of up to $400.0 million to fund servicing advances through October 1, 2008, subject to various triggers, events or occurrences that could result in earlier termination, and bears interest at one-month LIBOR plus an additional margin rate. The Servicing Advance Facility is subject to a cross-default feature in which a default under OOMC’s warehouse financing arrangement with the lender to fund non-prime originations would trigger a default under the Servicing Advance Facility. In addition, the Servicing Advance Facility terminates upon a “change in control” of OOMC, in which (i) a party or parties acting in concert acquire a 20% or more equity interest in OOMC or (ii) the Company does not own more than a 50% equity interest in OOMC. This on-balance sheet facility had a balance of $286.6 million at October 31, 2007, with the related liability reported in liabilities held-for-sale. In light of increased delinquencies of mortgage loans that we service and the corresponding increase in the amount of servicing advances we are required to make, we amended the facility on November 16, 2007 to increase the amount of funding available from $400.0 million to $750.0 million. We expect mortgage loan delinquencies and corresponding servicing advance requirements will continue to increase, and that we will in turn need to further increase the size of our servicing advance facility or obtain other servicing advance financing.
Due to market conditions, OOMC had significant borrowings on its line of credit from Block Financial Corporation (BFC), its direct corporate parent. BFC provides a line of credit of at least $150 million for working capital needs. There is no commitment to fund any further operations of OOMC.
See discussion of changes in the off-balance sheet arrangements of our discontinued operations below.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS
Several warehouse lines were terminated during the second quarter of fiscal year 2008. As a result, OOMC had two committed warehouse facilities available as of October 31, 2007, representing aggregate borrowing capacity of $1.5 billion. In November 2007 one facility was canceled, reducing our aggregate borrowing capacity to $750.0 million. The remaining warehouse facility expires June 12, 2008, and will be sufficient to meet our loan origination funding needs through the expected termination date of our remaining origination activities.
OOMC is party to an on-balance sheet facility that may be used to fund delinquent and repurchased loans. During fiscal year 2008, this facility was amended to reduce the total capacity to $75.0 million and extend the maturity to November 15, 2007. Loans totaling $33.2 million were held on this facility at October 31, 2007, with the related loans and liability reported in assets and liabilities held-for-sale. OOMC was not in compliance with certain restrictive covenants relative to this facility and obtained waivers through November 15, 2007. This facility matured on November 15, 2007, and the outstanding balance was repaid.
Other than the changes outlined above, there have been no material changes in our off-balance sheet financing arrangements from those reported at April 30, 2007 in our Annual Report on Form 10-K.

COMMERCIAL PAPER ISSUANCE AND OTHER BORROWINGS
The following chart provides the debt ratings for BFC as of October 31, 2007 and April 30, 2007:

	October 31, 2007					April 30, 2007
	Short-term		Long-term		Outlook	Short-term		Long-term	Outlook

Fitch(1)	F2		BBB+		Negative	F1		A	Stable
Moody’s	P2		Baa1		Negative	P2		A3	Negative
S&P	A3		BBB-		Negative	A2		BBB+	Negative
DBRS	R-1(low	)	A(low	)	Negative	R-1(low	)	A	Stable

(1)	Short-term rating of F3 and long-term rating of BBB effective December 6, 2007.

At October 31, 2007, we maintained $2.0 billion in revolving credit facilities to support issuance of commercial paper and for general corporate purposes. These CLOCs, and borrowings thereunder, have a maturity date of August 2010 and an annual facility fee in a range of six to fifteen basis points per annum, based on our credit ratings. Negative market conditions and recent credit-rating downgrades have negatively impacted our ability to issue commercial paper. As a result, during the current quarter we repaid our commercial paper borrowings with proceeds from the CLOCs, and had no outstanding commercial paper as of October 31, 2007. We had a combined $1.6 billion outstanding under our $2.0 billion in available CLOCs as of October 31, 2007. These borrowings are included in long-term debt on our condensed consolidated balance sheet due to their contractual maturity date. The CLOCs, among other things, require we maintain at least $650.0 million of Adjusted Net Worth, as defined in the agreement, on the last day of any fiscal quarter. On November 19, 2007, effective October 31, 2007, the CLOCs were amended to, among other things, require $450.0 million of Adjusted Net Worth, for the fiscal quarters ending October 31, 2007 and January 31, 2008. Before the end of the second quarter, we initiated efforts to seek an amendment to the Minimum Net Worth Requirement (i) in light of the possibility that we might not have met the Minimum Net Worth Requirement for the fiscal quarter ended October 31, 2007, (ii) to obtain flexibility for purposes of negotiating a sale of OOMC, and (iii) in light of the possibility that, without the amendment, we would not be in compliance with the Minimum Net Worth Covenant as of January 31, 2008 without taking steps to raise additional capital. When financial results for the six months ended October 31, 2007 were finalized, we determined that we had an Adjusted Net Worth of $544.3 million at October 31, 2007, primarily due to operating losses of our discontinued operations.
Other than the changes outlined above, there have been no material changes in our commercial paper program and other borrowings from those reported at April 30, 2007 in our Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on May 1, 2007. Total unrecognized tax benefits as of May 1, 2007 were $133.3 million, of which $89.0 million, on a gross basis, were tax positions that, if recognized, would impact the effective tax rate. We have classified the liability for unrecognized tax benefits as long term in the condensed consolidated balance sheet. We are unable to determine when, and if, unrecognized tax positions will result in obligations requiring future cash payments. See note 5 to the condensed consolidated financial statements for additional information.
Other than the change outlined above, there have been no material changes in our contractual obligations and commercial commitments from those reported at April 30, 2007 in our Annual Report on Form 10-K.

REGULATORY ENVIRONMENT
In March 2006, the OTS approved the federal savings bank charter of HRB Bank. HRB Bank commenced operations on May 1, 2006, at which time H&R Block, Inc. became a savings and loan holding company. As a savings and loan holding company, H&R Block, Inc. is subject to regulation by the OTS. Federal savings banks are subject to extensive regulation and examination by the OTS, their primary federal regulator, as well as the FDIC. In conjunction with H&R Block, Inc.’s application with the OTS for HRB Bank, H&R Block, Inc. made commitments as part of our charter approval order (Master Commitment) which included, but were not limited to: (1) H&R Block, Inc. to maintain a three percent minimum ratio of adjusted tangible capital to adjusted total assets, as defined by the OTS; (2) maintain all HRB Bank capital within HRB Bank in accordance with the submitted three-year business plan; and (3) follow federal regulations surrounding intercompany transactions and approvals. H&R Block, Inc. fell below the three percent minimum ratio at April 30, 2007. We notified the OTS of our failure to meet this requirement, and on May 29, 2007, the OTS issued a Supervisory Directive. We submitted a revised capital plan to the OTS on July 19, 2007, in which we expected to meet the three percent minimum ratio at April 30, 2008. The OTS accepted our revised capital plan.
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
Operating losses of our discontinued operations for the first six months of fiscal year 2008 were higher than projected in our revised capital plan that was submitted to the OTS in July 2007. As a result, our capital levels are lower than those projections. H&R Block, Inc. continued to be below the three percent minimum ratio during our second quarter, and had adjusted tangible capital of negative $644.4 million, and a requirement of $177.5 million to be in compliance at October 31, 2007.
In November 2007, the OTS directed us to submit a new revised capital plan no later than January 15, 2008. At this time, we do not expect to be in compliance with the three percent minimum ratio at April 30, 2008. We do not expect to be in a position to repurchase treasury shares until sometime after fiscal year 2009. Achievement of the capital plan depends on future events and circumstances, the outcome of which cannot be assured. If we are not in a position to cure deficiencies and if operating results continue to be below our plan, a resulting failure could impair our ability to repurchase shares of our common stock, acquire businesses or pay dividends.
Failure to meet the conditions under the Master Commitment and the Supervisory Directive, including capital levels of H&R Block, Inc., could result in the OTS taking further regulatory actions, such as a supervisory agreement, cease-and-desist orders and civil monetary penalties. The OTS could also require us to sell assets, which could negatively impact our financial statements. At this time, the financial impact, if any, of additional regulatory actions cannot be determined.
See additional discussion related to this requirement in Part II, Item 1A, under “Regulatory Environment – Banking.”
HRBFA is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers. At October 31, 2007, HRBFA’s net capital of $91.2 million, which was 20.0% of aggregate debit items, exceeded its minimum required net capital of $9.1 million by $82.0 million. During the three months ended October 31, 2007, HRBFA paid a dividend of $37.5 million to BFC, its direct corporate parent.

The Alternative Minimum Tax (AMT) was enacted in 1969 to ensure that a small number of high-income taxpayers could not use special tax deductions to substantially eliminate their tax. Because this initial legislation was not indexed for inflation, an increasing number of taxpayers are becoming subject to AMT. Congressional action is pending which would modify the AMT legislation to limit the number of affected taxpayers for the 2007 tax year. Until such time as pending Congressional action becomes law, the IRS has indicated it may need to postpone processing of tax returns scheduled to begin in mid-January 2008, and has further stated it will need approximately seven weeks to revise and test forms reflecting changes that result from the legislation. Delays by the IRS in return-processing may result in a shifting of Tax Services’ revenues from our fiscal third quarter to our fourth quarter, could potentially result in a decline in the number of tax returns we prepare during the 2008 fiscal year, and could cause us to incur additional operating expenses. The ultimate outcome of pending Congressional action and the ultimate effect to our business and financial results is uncertain.
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

Valuation of Mortgage Loans Held for Investment
Determining the allowance for credit losses for loans held for investment requires us to make estimates of losses that are highly uncertain and requires a high degree of judgment.
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
Our loan loss provision increased significantly during the current quarter as a result of declining collateral values due to declining residential home prices, and increasing delinquencies occurring in our portfolio during October and November of 2007. The residential mortgage industry has experienced similar trends in recent months. If adverse trends continue, we may be required to record additional loan loss provisions, and those losses may be significant.
Our loan loss reserve as a percent of mortgage loans was 1.40% at October 31, 2007, compared to 0.35% at April 30, 2007. Mortgage loans held for investment at October 31, 2007 totaled $1.1 billion, $807.1 million of which were purchased from OOMC and HRBMC.

Gains on Sales of Mortgage Assets
Variations in the assumptions we use affect the estimated fair values and the reported net gains on sales. Losses on sales of mortgage loans totaled $115.7 million for the six months ended October 31, 2007 compared to gains of $286.8 million for the six months ended October 31, 2006.
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
For early payment default-related losses, the amount of losses we expect to incur depends primarily on the frequency of early payment defaults, the rate at which defaulted loans subsequently become current on payments (“cure rate”), the propensity of the buyer of the loans to demand recourse under the loan sale agreement and the severity of loss incurred on loans which have been repurchased. The frequency of early payment defaults, cure rates and loss severity may vary depending on the creditworthiness of the borrower and economic factors such as home price appreciation and interest rates. To the extent actual losses related to repurchase activity are different from our estimates, the value of our repurchase reserves will increase or decrease. See note 11 to our condensed consolidated financial statements under “Commitments and Contingencies.”
Declining credit quality coupled with increasing early payment defaults, caused investors in our loans to become increasingly more likely to execute on first payment default provisions available to them in loan sale agreements. Investors have also begun performing additional due diligence on loans pools, causing unprecedented numbers of loans to be excluded from loan pools before the sale. During the six months ended October 31, 2007, we increased our reserve for losses on representations and warranties repurchases as a result of rising repurchase trends. The portion of our reserve balance related to losses on representation and warrant repurchases totaled $47.1 million and $5.6 million at October 31, 2007 and April 30, 2007, respectively. We also continued to experience high levels of early payment defaults, resulting in significant actual and expected loan repurchase activity. We recorded total loss provisions of $330.0 million during the current year compared to $140.0 million in the prior year. The provision recorded in the current year consists of $176.7 million recorded on loans sold during the current period and $153.3 million related to loans sold in the prior year. At October 31, 2007, we assumed that substantially all loans that failed to make timely payments according to contractual early payment default provisions will be repurchased, and that approximately 6% of loans will be repurchased from sales that have not yet reached the contractual date upon which repurchases can be determined. Based on historical experience, we assumed an average 42% loss severity, up from 26% at April 30, 2007, on all loans repurchased and expected to be repurchased as of October 31, 2007. The increase in our loan repurchase liability was primarily due to the increase in our loss severity assumption.
Based on our analysis as of October 31, 2007, we estimated our liability for recourse obligations to be $85.9 million. The sensitivity of the recourse liability to 10% and 20% adverse changes in loss assumptions is $8.6 million and $17.2 million, respectively.

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
We recorded impairments totaling $111.3 million in our condensed consolidated income statements for the six months ended October 31, 2007. During the current year, we increased our discount rate assumption from 25% to 30% as a result of continued uncertainty and volatility in the market and higher investor yield requirements. See note 11 to our condensed consolidated financial statements and Part I, Item 3 for additional discussion.

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

Banking Ratios	(dollars in 000s)

			Six Months Ended
	Three Months Ended October 31,		October 31,
	2007	2006	2007	2006

Efficiency Ratio:
Total Consumer Financial Services expenses	$110,335	$83,866	$218,501	$165,764
Less: Interest and non-banking expenses	106,664	82,026	210,706	162,589

Non-interest banking expense	$3,671	$1,840	$7,795	$3,175

Total Consumer Financial Services revenues	$101,254	$81,548	$215,626	$160,377
Less: Non-banking revenues and interest expense	91,617	76,924	194,940	151,913

Banking revenue − net of interest expense	$9,637	$4,624	$20,686	$8,464

	38%	40%	38%	38%
Net Interest Margin (annualized):
Net banking interest revenue	$7,647	$4,392	$15,150	$8,121
Net banking interest revenue (annualized)	$31,026	$17,786	$30,773	$16,298

Divided by average bank earning assets	$1,252,467	$649,243	$1,335,726	$525,067
	2.48%	2.74%	2.30%	3.10%
Return on Average Assets (annualized):
Pretax banking income	$(4,409)	$2,420	$433	$3,589

Pretax banking income (annualized)	$(17,636)	$9,680	$866	$7,178

Divided by average bank assets	$1,274,284	$656,024	$1,358,212	$532,131

	(1.38)%	1.48%	0.06%	1.35%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 7A of our Annual Report on Form 10-K for fiscal year 2007 presents discussions of market risks that may impact our future results. The following risk factors should be read in conjunction with that discussion.

Interest Rate Risk and Credit Spreads − Non-prime Originations. Interest rate changes and credit spreads impact the value of the loans underlying our beneficial interest in Trusts, on our balance sheet or in our origination pipeline, as well as residual interests in securitizations and MSRs.
At October 31, 2007, there were $57.4 million of loans held in the Trusts and the value of our beneficial interest in Trusts was written down to zero. At October 31, 2007, we had $997.6 million of mortgage loans held for sale on our balance sheet. Of this total, $134.8 million loans were repurchased from whole loan investors or the Trusts, and are recorded net of a $64.6 million allowance for loan losses. The remaining $927.4 million were loans accrued as they hit optional repurchase triggers, but that we do not intend to repurchase. A corresponding liability for these loans was also recorded at October 31, 2007. Changes in interest rates and other market factors including credit spreads may result in a change in value of our beneficial interest in Trusts and mortgage loans held for sale.
We are impacted by changes in loan sale prices including interest rates, credit spreads and other factors. We are exposed to interest rate risk and credit spreads associated with commitments to fund approved loan applications of $69.4 million, subject to conditions and loan contract verification.
During fiscal year 2008, we discontinued our use of derivative activities. Changes in credit spread are derived from investor demand and competition for available funds. Investor demand can be impacted by sector performance and loan collateral performance. Sector performance factors include the stability of the industry and individual competitors. Uncertainty regarding the ability of the industry as a whole to meet repurchase obligations could impact credit spread demands by investors. Loan collateral performance or anticipated performance can be driven by actual performance of the collateral or by market-related factors impacting the industry as a whole. On December 4, 2007, we announced we would immediately terminate all remaining loan origination activities. We believe that only approximately $20 million to $30 million of these loans will ultimately be funded, at which time our mortgage origination activities will cease. We believe a majority of these loans will be eligible for sale to Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac).
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
We enter into interest rate caps and swaps to mitigate interest rate risk associated with mortgage loans that will be securitized and residual interests that are classified as trading securities because they will be sold in a subsequent NIM transaction. The caps and swaps enhance the marketability of the securitization and NIM transactions. An interest rate cap represents a right to receive cash if interest rates rise above a contractual strike rate, its value therefore increases as interest rates rise. The interest rate used in our interest rate caps and the floating rate used in swaps are based on LIBOR. At October 31, 2007 we had no assets or liabilities recorded related to interest rate caps. We did not securitize any mortgage loans and ceased derivative activities, both during the quarter ended October 31, 2007.
Sensitivity Analysis. The sensitivities of certain financial instruments to changes in interest rates as of October 31, 2007 are presented below. The following table represents hypothetical instantaneous and sustained parallel shifts in interest rates and should not be relied on as an indicator of future expected results.

	(in 000s)

Carrying Value at		Basis Point Change
October 31, 2007		-300	-200	-100	+100	+200	+300

Mortgage loans held for investment	$1,082,301	$32,567	$27,315	$19,403	$(21,031)	$(44,299)	$(66,980)
Mortgage loans held for sale	997,578	43,783	28,873	14,251	(13,581)	(25,144)	(34,812)
Residual interests in securitizations	38,158	(2,566)	(2,202)	(1,344)	1,388	2,337	1,662
The table above addresses changes in interest rates only. See additional discussion of the impact of changes in the markets and the impact to our financial condition and results of operations in note 11 to the condensed consolidated financial statements.
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
We believe we have meritorious defenses to the remaining RAL Cases and we intend to defend them vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate. Likewise, there can be no assurances regarding the impact of the RAL Cases on our financial statements. There were no significant developments regarding the RAL Cases during the fiscal quarter ended October 31, 2007.
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

Electronic Filing Litigation. We are a defendant to a class action filed on August 30, 2002 and entitled Erin M. McNulty and Brian J. Erzar v. H&R Block, Inc., et al., Case No. 02-CIV-4654 in the Court of Common Please of Lackawanna County, Pennsylvania, in which the plaintiffs allege that the defendants deceptively portray electronic filing fees as a necessary and required component of standard tax preparation services and do not inform tax preparation clients that they may (i) file tax returns free of charge by mailing the returns, (ii) electronically file tax returns from personal computers either free of charge are at significantly lower fees and (iii) be eligible to electronically file tax returns free of charge via telephone. The plaintiffs seek unspecified damages and disgorgement of all electronic filing, tax preparation and related fees collected during the applicable class period. Class certification was granted in this case on September 5, 2007. We believe the claims in this case are without merit, and we intend to defend them vigorously, but there can be no assurances as to its outcome.
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
Securities Litigation. On April 6, 2007, a putative class action styled In re H&R Block Securities Litigation was filed against the Company and certain of its officers in the United States District Court for the Western District of Missouri. The complaint alleged, among other things, deceptive, material and misleading financial statements, failure to prepare financial statements in accordance with generally accepted accounting principles and concealment of the potential for lawsuits stemming from the allegedly fraudulent nature of the Company’s operations. The complaint sought unspecified damages and equitable relief. On October 5, 2007, the court dismissed the complaint and granted the plaintiffs leave to re-file the portion of the complaint pertaining to the Company’s financial statements. On November 19, 2007, the plaintiffs re-filed the complaint, alleging, among other things, deceptive, material and misleading financial statements and failure to prepare financial statements in accordance with generally accepted accounting principles. We intend to defend this litigation vigorously, but there are no assurances as to its outcome.
Other Claims and Litigation. As reported previously, the NASD brought charges against HRBFA regarding the sale by HRBFA of Enron debentures in 2001. The hearing for this matter was concluded in August 2007, and post-hearing briefs were submitted in October 2007. We intend to defend the NASD charges vigorously, although there can be no assurances regarding the outcome and resolution of the matter.
As part of an industry-wide review, the IRS is investigating tax-planning strategies that certain RSM McGladrey (RSM) clients utilized during fiscal years 2000 through 2003. Specifically, the IRS is examining these strategies to determine whether RSM complied with tax shelter reporting and listing regulations and whether such strategies were abusive as defined by the IRS. The IRS has indicated that it will assess a fine against RSM for RSM’s alleged failure to comply with the tax shelter reporting and listing regulations. RSM is in discussions with the IRS regarding this penalty, which we believe will not have a material adverse effect on RSM’s operations or on our consolidated financial statements. If the IRS were to determine that the tax planning strategies were inappropriate, clients that utilized the strategies could face penalties and interest for underpayment of taxes. Some of these clients are seeking or may attempt to seek recovery from RSM. There can be no assurance regarding the outcome and resolution of this matter.
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
Potential Sale Transaction. In fiscal year 2007, we entered into an agreement to sell OOMC. On December 4, 2007, we agreed to terminate the agreement in light of the changing business environment for OOMC, as mutually acceptable alternatives for restructuring the original agreement could not be reached. We also announced that we would immediately terminate all remaining origination activities and pursue the sale of OOMC’s loan servicing activities.
Following the termination of its loan origination activities, OOMC will continue to carry out its servicing activities and collect servicing revenues as it does today. Because of the cessation of new originations, the volume of mortgage loans serviced will gradually decline as the aggregate principal amount of existing loans being serviced declines without replacement. The majority of servicing activities are carried out with respect to loans owned by third parties.
We have estimated the fair values of the servicing business and other assets, which resulted in an additional impairment for the second quarter ending October 31, 2007 of $123.0 million. Although we are actively pursuing the sale of our remaining loan servicing activities, it is possible that we will be unsuccessful in selling or selling at a price that does not result in further impairment.
Liquidity and Capital. We use capital primarily to fund working capital requirements, pay dividends and acquire businesses.
Market conditions and recent credit-rating downgrades have negatively impacted our ability to issue commercial paper. As a result, we had no commercial paper outstanding at October 31, 2007. As an alternative to commercial paper issuance, we have been borrowing under our unsecured revolving committed lines of credit (CLOCs) to support working capital requirements arising from off-season operating losses in our Tax Services and Business Services segments and operating losses from our mortgage businesses. We had borrowings totaling $1.6 billion outstanding under our CLOCs at October 31, 2007, of a total borrowing capacity of $2.0 billion. Subsequent to October 31, 2007, we drew additional funds on the CLOCs to bring total borrowings to $1.8 billion as of the date of this filing.
The CLOCs, among other things, require we maintain at least $650.0 million of Adjusted Net Worth, as defined in the agreement, on the last day of any fiscal quarter. On November 19, 2007, effective October 31, 2007, the CLOCs were amended to, among other things, require $450.0 million of Adjusted Net Worth, for the fiscal quarters ending October 31, 2007 and January 31, 2008. Before the end of the second quarter, we initiated efforts to seek an amendment to the Minimum Net Worth Requirement (i) in light of the possibility that we might not have met the Minimum Net Worth Requirement for the fiscal quarter ended October 31, 2007, (ii) to obtain flexibility for purposes of negotiating a sale of OOMC, and (iii) in light of the possibility that, without the amendment, we would not be in compliance with the Minimum Net Worth Covenant as of January 31, 2008 without taking steps to raise additional capital. When financial results for the six months ended October 31, 2007 were finalized, we determined that we had an Adjusted Net Worth of $544.3 million at October 31, 2007, primarily due to operating losses of our discontinued operations.
A further disruption in credit markets, or a violation of covenants under our CLOCs, could adversely affect our access to these funds. In addition, it is possible that the borrowing capacity under our CLOCs may not be sufficient to meet our financing needs. To meet our future financing needs we may be required issue additional debt or equity securities.
As part of our loan servicing responsibilities, we are required to advance funds to cover delinquent scheduled principal and interest payments to security holders, as well as to cover delinquent tax and insurance payments and other costs required to protect the investors’ interest in the collateral securing the loans. Generally, servicing advances are recoverable from either the mortgagor, the insurer of the loan or the investor through the non-recourse provision of the loan servicing contract. In light of increased delinquencies of mortgage loans that we service, the amount of funds we are required to advance on a monthly basis has been increasing. Servicing advances and related assets totaled $821.4 million, $510.2 million and $445.4 million at October, 31, 2007, July 31, 2007 and April 30, 2007, respectively. We expect the volume of servicing advances to increase, although we cannot know the volume of servicing advances that are likely to be required in any given period.
Delinquencies and corresponding servicing advances increase significantly when adjustable rate mortgages (ARMs) initially reset. At October 31, 2007 OOMC serviced 340.2 million mortgage loans, of which approximately 63% are ARMs. OOMC is actively working with borrowers to minimize delinquencies, including modifying loans and notifying borrowers of upcoming rate changes prior to their reset date.
On October 1, 2007, OOMC entered into a facility to fund servicing advances, which provides funding of up to $400.0 million. On November 16, 2007, this agreement was amended to increase the amount of funding available from $400.0 million to $750.0 million. To meet our servicing advance obligations, we may need to increase the size of our facility that funds servicing advances, obtain other servicing advance financing or sell portions of our mortgage servicing rights. It is possible that we (i) may not be able to obtain additional servicing advance financing, (ii) may not be able to sell mortgage servicing rights within a timeframe that would allow us to reduce our servicing advance obligations on a timely basis or (iii) may be forced to sell mortgage servicing rights at prices that will result in further impairment.
In April 2007, we obtained a $500.0 million credit facility to provide funding for the $500.0 million of 8 1/2% Senior Notes which were due April 16, 2007. This facility matures on December 20, 2007. We have a signed commitment to extend $250.0 million of this to the end of April 2008. We have also received a verbal credit approval to extend the remaining $250.0 million, with a paydown schedule from January 31, 2008 to February 28, 2008. See additional discussion in note 4 to the condensed consolidated financial statements.
Market and Credit Risks. Our day-to-day operating activities of originating and selling mortgage loans have many aspects of interest rate risk. Additionally, the valuation of our retained residual interests and mortgage servicing rights includes many estimates and assumptions made by management surrounding interest rates, prepayment speeds and credit losses. Variation in interest rates or the factors underlying our assumptions could affect our results of operations.
Conditions in the non-prime mortgage industry continued to be challenging into fiscal year 2008. Our mortgage operations, as well as the entire industry, were impacted by deteriorating conditions in the secondary market, where reduced investor demand for loan purchases, higher investor yield requirements and increased estimates for future losses reduced the value of non-prime loans. Under these conditions non-prime originators generally reported significant increases in losses and many were unable to meet their financial obligations. Conditions in the non-prime mortgage industry resulted in significant losses in our mortgage operations during fiscal year 2007 and 2008. The mortgage industry continues to be extremely volatile, which could result in further impairments to our residual interests and loans held for sale, or further losses as a result of obligations to repurchase loans previously sold.
We held mortgage loans for investment totaling $1.1 billion at October 31, 2007. The overall credit quality of mortgage loans held for investment is impacted by the strength of the U.S. economy and local economic conditions, including residential housing prices. Economic trends that negatively affect housing prices and the job market could result in deterioration in credit quality of our mortgage loan portfolio and a decline in the value of associated collateral. As discussed above, future ARM resets could also lead to increased delinquencies in our mortgage loans held for investment. Recent trends in the residential mortgage loan market reflect an increase in loan delinquencies and declining collateral values. As a result of similar trends in our loan portfolio, we recorded loan loss provisions totaling $9.8 million during the quarter ended October 31, 2007.
To the extent that market conditions remain volatile, or fail to improve, our mortgage business may continue to incur operating losses and asset impairments. See additional discussion of the performance of our mortgage operations in Part I, Item 2, under “Discontinued Operations.” If adverse trends in the residential mortgage loan market continue, including adverse trends in our mortgage loan portfolio specifically, we could incur additional significant loan loss provisions.
Regulatory Environment – Banking. H&R Block, Inc. is subject to a three percent minimum ratio of adjusted tangible capital to adjusted total assets, as defined by the OTS. We fell below the three percent minimum ratio at April 30, 2007. We notified the OTS of our failure to meet this requirement, and on May 29, 2007, the OTS issued a Supervisory Directive. We submitted a revised capital plan to the OTS on July 19, 2007, in which we expected to meet the three percent minimum ratio at April 30, 2008. The OTS accepted our revised capital plan.
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
Operating losses of our discontinued operations for the first half of fiscal year 2008 were higher than projected in our revised capital plan that was submitted to the OTS in July 2007. As a result, our capital levels are lower than those projections. H&R Block, Inc. continued to be below the three percent minimum ratio during our second quarter, and had adjusted tangible capital of negative $644.4 million, and a requirement of $177.5 million to be in compliance at October 31, 2007.
In November 2007, the OTS directed us to submit a new revised capital plan no later than January 15, 2008. At this time, we do not expect to be in compliance with the three percent minimum ratio at April 30, 2008. We do not expect to be in a position to repurchase treasury shares until sometime after fiscal year 2009. Achievement of the capital plan depends on future events and circumstances, the outcome of which cannot be assured. If we are not in a position to cure deficiencies and if operating results continue to be below our plan, a resulting failure could impair our ability to repurchase shares of our common stock, acquire businesses or pay dividends.
Failure to meet the conditions under the Master Commitment and the Supervisory Directive, including capital levels of H&R Block, Inc., could result in the OTS taking further regulatory actions, such as a supervisory agreement, cease-and-desist orders and civil monetary penalties. The OTS could also require us to sell assets, which could negatively impact our financial statements. At this time, the financial impact, if any, of additional regulatory actions cannot be determined. See note 6 to the condensed consolidated financial statements for additional information.

Regulatory Environment – Tax Services. The Alternative Minimum Tax (AMT) was enacted in 1969 to ensure that a small number of high-income taxpayers could not use special tax deductions to substantially eliminate their tax. Because this initial legislation was not indexed for inflation, an increasing number of taxpayers are becoming subject to AMT. Congressional action is pending which would modify the AMT legislation to limit the number of affected taxpayers for the 2007 tax year. Until such time as pending Congressional action becomes law, the IRS has indicated it may need to postpone processing of tax returns scheduled to begin in mid-January 2008, and has further stated it will need approximately seven weeks to revise and test forms reflecting changes that result from the legislation. Delays by the IRS in return-processing may result in a shifting of our revenues from our fiscal third quarter to our fourth quarter, could potentially result in a decline in the number of tax returns we prepare during the 2008 fiscal year, and could cause us to incur additional operating expenses. The ultimate outcome of pending Congressional action and the ultimate effect to our business and financial results is uncertain.
Other than the items discussed above, there have been no material changes in our risk factors from those reported at April 30, 2007 in our annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
A summary of our purchases of H&R Block common stock during the second quarter of fiscal year 2008 is as follows:

(shares in 000s)

			Total Number of Shares	Maximum Number
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased(1)	per Share	Plans or Programs(2)	the Plans or Programs(2)

August 1 – August 31	4	$19.62	-	22,352
September 1 – September 30	6	$19.89	-	22,352
October 1 – October 31	5	$21.91	-	22,352

(1)	We purchased 14,667 shares in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on nonvested shares.
(2)	On June 9, 2004, our Board of Directors approved the repurchase of 15.0 million shares of H&R Block, Inc. common stock. On June 7, 2006, our Board approved an additional authorization to repurchase 20.0 million shares. These authorizations have no expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of shareholders was held on September 6, 2007, at which three Class III directors were elected to serve three-year terms and the proposals set forth below were submitted to a vote of shareholders. The number of votes cast for, against or withheld, the number of abstentions, and the number of no votes (if applicable) for the election of directors and each proposal were as follows:

Election of Class III Directors

Nominee	Votes FOR	Votes WITHHELD	Votes AGAINST

Donna R. Ecton	44,912,204	3,969,823	1,135,597
Louis W. Smith	44,805,117	4,102,772	1,109,734
Rayford Wilkins, Jr.	44,888,139	4,267,254	862,228
Richard C. Breeden	232,776,544	153,052	688,316
Robert A. Gerard	226,255,916	6,688,437	673,557
L. Edward Shaw	226,230,116	6,699,269	688,526

Ratification of the Appointment of KPMG LLP as our Independent Accountants for the fiscal year ended April 30, 2008

Votes For	279,695,522
Votes Against	2,659,133
Abstain	1,280,878

Shareholder Proposal Related to the Company’s Chairman of the Board Position

Votes For	183,491,644
Votes Against	94,357,101
Abstain	5,786,784
At the meeting Richard C. Breeden, Robert A. Gerard and L. Edward Shaw were elected as Class III directors. The terms of the following directors continued after the meeting: Thomas M. Bloch, Jerry D. Choate, Mark A. Ernst, Henry F. Frigon, Roger W. Hale, Len J. Lauer, David Baker Lewis and Tom D. Seip.

ITEM 6. EXHIBITS

10.1	Amendment Number Nine dated as of August 1, 2007, to the Second Amended and Restated Sale and Servicing Agreement among Option One Mortgage Corporation, Option One Loan Warehouse, LLC, Option One Mortgage Capital Corporation, Option One Owner Trust 2001-2 and Wells Fargo Bank, N.A.
10.2	Kiosk License Agreement dated August 22, 2007, among H&R Block Services, Inc., Wal-Mart Stores East, LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC and Wal-Mart Stores Texas, LLC.*
10.3	Omnibus Amendment as of September 28, 2007, among Option One Owner Trust 2003-5, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse, LLC, Wells Fargo Bank, N.A., and Citigroup Global Realty Markets Realty Corp.
10.4	Amendment Number Three, dated as of October 1, 2007, to the Second Amended and Restated Sale and Servicing Agreement dated as of April 29, 2005 among Option One Owner Trust 2001-1A, Option One Loan Warehouse, LLC, Option One Mortgage Corporation and Wells Fargo Bank, N.A.
10.5	Amendment Number Two, dated as of October 1, 2007, to the Amended and Restated Note Purchase Agreement dated as of April 16, 2004 among Option One Owner Trust 2001-1A, Option One Loan Warehouse, LLC, and Greenwich Capital Financial Products, Inc.
10.6	Receivables Purchase Agreement dated as of October 1, 2007, among Option One Mortgage Corporation, Option One Advance Corporation and Option One Advance Trust 2007-ADV2.
10.7	Indenture dated as of October 1, 2007 between Option One Advance Trust 2007-ADV2 and Wells Fargo Bank, N.A.
10.8	Note Purchase Agreement dated as of October 1, 2007, between Option One Advance Trust 2007-ADV2 and Greenwich Capital Financial Products, Inc.
10.9	Amendment Number Ten, dated October 26, 2007, to the Amended and Restated Note Purchase Agreement among Option One Owner Trust 2001-2, Option One Loan Warehouse, LLC, and Bank of America, N.A.
10.10	Omnibus Amendment as of October 30, 2007, among Option One Owner Trust 2003-5, Option One Mortgage Corporation, Option One Mortgage Capital Corporation, Option One Loan Warehouse, LLC, Wells Fargo Bank, N.A., and Citigroup Global Realty Markets Realty Corp.
10.11	Advances, Pledge and Security Agreement dated April 17, 2006, between H&R Block Bank and the Federal Home Loan Bank of Des Moines.
10.12	Amendment Number One, dated October 24, 2007, to the Indenture dated as of October 1, 2007, among Option One Advance Trust 2007-ADV2 and Wells Fargo Bank, N.A.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential Information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

Alan M. Bennett
Interim Chief Executive Officer
December 12, 2007

Becky S. Shulman
Senior Vice President, Treasurer and
Interim Chief Financial Officer
December 12, 2007

Jeffrey E. Nachbor
Senior Vice President and
Corporate Controller
December 12, 2007