Form 10-Q
period 2008-01-31
H&R BLOCK INC
filed 2008-03-06
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
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

Yes   Ö    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Ö	Accelerated filer	Non-accelerated filer	Smaller Reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No   Ö

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on February 29, 2008 was 325,369,713 shares.

Form 10-Q for the Period Ended January 31, 2008

		Page

PART I	Financial Information

Item 1.	Condensed Consolidated Balance Sheets January 31, 2008 and April 30, 2007	1

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Three and Nine Months Ended January 31, 2008 and 2007	2

	Condensed Consolidated Statements of Cash Flows Nine Months Ended January 31, 2008 and 2007	3

	Condensed Consolidated Statement of Stockholders’ Equity January 31, 2008 and 2007	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50

Item 4.	Controls and Procedures	51

PART II	Other Information

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities	57

Item 4.	Submission of Matters to a Vote of Security Holders	57

Item 6.	Exhibits	57

SIGNATURES		59

Amendment to the Note Purchase Agreement
Amendment to the Indenture
Amendment to the Five-Year Credit and Guarantee Agreement
Amendment to the Amended and Restated Five-Year Credit and Guarantee Agreement
Employment Agreement
Amended and Restated Bridge Credit and Guarantee Agreement
Amended and Restated Bridge Credit and Guarantee Ageement
Amended and Restated Note Purchase Agreement
Amendment to the Receivables Purchase Agreement
Amendment to the Indenture
Separation and Release Agreement
Separation and Release Agreement
Credit and Guarantee Agreement
Amendmended and Restated Note Purchase Agreement
Amended and Restated Receivables Purchase Agreement
Amended and Restated Indenture
Separation and Release Agreement
Certification
Certification
Certification
Certification

CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in 000s, except share and per share amounts)

	January 31, 2008	April 30, 2007

	(Unaudited)

ASSETS
Cash and cash equivalents	$1,410,009	$921,838
Cash and cash equivalents – restricted	326,289	332,646
Receivables from customers, brokers, dealers and clearing organizations, less allowance for doubtful accounts of $2,362 and $2,292	414,089	410,522
Receivables, less allowance for doubtful accounts of $82,465 and $99,259	2,711,295	556,255
Prepaid expenses and other current assets	258,666	208,564
Assets of discontinued operations, held for sale	3,010,999	1,746,959

Total current assets	8,131,347	4,176,784

Mortgage loans held for investment, less allowance for loan losses of $15,860 and $3,448	1,040,854	1,358,222
Property and equipment, at cost less accumulated depreciation and amortization of $651,576 and $647,151	391,265	379,066
Intangible assets, net	154,163	181,413
Goodwill	1,010,721	993,919
Other assets	846,861	454,646

Total assets	$11,575,211	$7,544,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Short-term borrowings	$1,711,485	$1,567,082
Customer banking deposits	1,958,490	1,129,263
Accounts payable to customers, brokers and dealers	593,732	633,189
Accounts payable, accrued expenses and other current liabilities	525,882	519,372
Accrued salaries, wages and payroll taxes	280,824	307,854
Accrued income taxes	78,547	439,472
Current portion of long-term debt	8,332	9,304
Liabilities of discontinued operations, held for sale	2,513,311	615,373

Total current liabilities	7,670,603	5,220,909

Long-term debt	2,917,411	519,807
Other noncurrent liabilities	523,265	388,835

Total liabilities	11,111,279	6,129,551

Commitments and contingencies
Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, 435,890,796 shares issued at January 31, 2008 and April 30, 2007	4,359	4,359
Additional paid-in capital	685,013	676,766
Accumulated other comprehensive income (loss)	(348)	(1,320)
Retained earnings	1,887,466	2,886,440
Less cost of 110,566,917 and 112,671,610 shares of common stock in treasury	(2,112,558)	(2,151,746)

Total stockholders’ equity	463,932	1,414,499

Total liabilities and stockholders’ equity	$11,575,211	$7,544,050

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	(unaudited, amounts in 000s, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007

Revenues:
Service revenues	$776,411	$749,000	$1,471,891	$1,399,738
Other revenues:
Interest income	58,655	35,961	140,092	91,646
Product and other revenues	137,545	146,218	176,661	178,648

	972,611	931,179	1,788,644	1,670,032

Operating expenses:
Cost of services	604,153	576,935	1,416,286	1,339,714
Cost of other revenues	97,293	69,324	199,628	113,104
Selling, general and administrative	269,019	253,968	595,719	566,011

	970,465	900,227	2,211,633	2,018,829

Operating income (loss)	2,146	30,952	(422,989)	(348,797)
Interest expense	(624)	(12,066)	(1,871)	(36,292)
Other income, net	2,597	3,239	21,663	14,621

Income (loss) from continuing operations before taxes (benefit)	4,119	22,125	(403,197)	(370,468)
Income taxes (benefit)	(5,165)	181	(166,553)	(153,576)

Net income (loss) from continuing operations	9,284	21,944	(236,644)	(216,892)
Net loss from discontinued operations	(56,642)	(82,196)	(615,565)	(131,197)

Net loss	$(47,358)	$(60,252)	$(852,209)	$(348,089)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$0.03	$0.07	$(0.73)	$(0.67)
Net loss from discontinued operations	(0.18)	(0.26)	(1.90)	(0.41)

Net loss	$(0.15)	$(0.19)	$(2.63)	$(1.08)

Basic shares	325,074	322,350	324,544	322,588

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$0.03	$0.07	$(0.73)	$(0.67)
Net loss from discontinued operations	(0.17)	(0.25)	(1.90)	(0.41)

Net loss	$(0.14)	$(0.18)	$(2.63)	$(1.08)

Diluted shares	327,202	326,048	324,544	322,588

Dividends per share	$0.143	$0.135	$0.42	$0.40

Comprehensive income (loss):
Net loss	$(47,358)	$(60,252)	$(852,209)	$(348,089)
Change in unrealized gain (loss) on available-for-sale securities, net	381	(14,350)	1,544	(15,194)
Change in foreign currency translation adjustments	(1,860)	(268)	(572)	221

Comprehensive loss	$(48,837)	$(74,870)	$(851,237)	$(363,062)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, amounts in 000s)

Nine Months Ended January 31,	2008	2007

Cash flows from operating activities:
Net loss	$(852,209)	$(348,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,989	110,822
Stock-based compensation expense	32,988	28,826
Change in participation in tax client loans receivable	(1,693,506)	(1,691,351)
Changes in assets and liabilities of discontinued operations	(100,727)	593,989
Other, net of business acquisitions	(862,500)	(1,433,602)

Net cash used in operating activities	(3,367,965)	(2,739,405)

Cash flows from investing activities:
Mortgage loans originated or purchased for investment, net	106,721	(1,073,012)
Purchases of property and equipment, net	(80,712)	(127,325)
Payments made for business acquisitions, net of cash acquired	(23,835)	(21,679)
Net cash provided by investing activities of discontinued operations	913	12,751
Other, net	8,280	(9,422)

Net cash provided by (used in) investing activities	11,367	(1,218,687)

Cash flows from financing activities:
Repayments of commercial paper	(5,125,279)	(4,901,618)
Proceeds from issuance of commercial paper	4,133,197	6,397,656
Repayments of line of credit borrowings	(2,161,177)	(889,722)
Proceeds from line of credit borrowings	5,097,662	2,320,105
Proceeds from issuance of Senior Notes	599,376	-
Customer deposits, net	828,872	1,632,875
Dividends paid	(137,049)	(128,090)
Purchase of treasury shares	-	(180,897)
Proceeds from exercise of stock options	14,527	19,183
Net cash provided by financing activities of discontinued operations	644,173	172,201
Other, net	(49,533)	(79,244)

Net cash provided by financing activities	3,844,769	4,362,449

Net increase in cash and cash equivalents	488,171	404,357
Cash and cash equivalents at beginning of the period	921,838	673,827

Cash and cash equivalents at end of the period	$1,410,009	$1,078,184

Supplementary cash flow data:
Income taxes paid, net of refunds received of $89,865 and $3,154	$(55,975)	$378,377
Interest paid on borrowings	129,694	84,164
Interest paid on deposits	39,498	19,088

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	(unaudited, amounts in 000s, except per share amounts)

						Accumulated
			Convertible		Additional	Other
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity

Balances at April 30, 2006	435,891	$4,359	-	$-	$653,053	$21,948	$3,492,059	(107,378)	$(2,023,620)	$2,147,799
Net loss	-	-	-	-	-	-	(348,089)	-	-	(348,089)
Unrealized translation gain (loss)	-	-	-	-	-	221	-	-	-	221
Change in net unrealized gain (loss) on available-for-sale securities	-	-	-	-	-	(15,194)	-	-	-	(15,194)
Stock-based compensation	-	-	-	-	35,669	-	-	-	-	35,669
Shares issued for:
Option exercises	-	-	-	-	(7,010)	-	-	1,246	23,763	16,753
Nonvested shares	-	-	-	-	(20,332)	-	-	1,041	19,826	(506)
ESPP	-	-	-	-	863	-	-	465	8,860	9,723
Acquisitions	-	-	-	-	54	-	-	21	396	450
Acquisition of treasury shares	-	-	-	-	-	-	-	(8,466)	(188,562)	(188,562)
Cash dividends paid – $0.40 per share	-	-	-	-	-	-	(128,090)	-	-	(128,090)

Balances at January 31, 2007	435,891	$4,359	-	$-	$662,297	$6,975	$3,015,880	(113,071)	$(2,159,337)	$1,530,174

Balances at April 30, 2007	435,891	$4,359	-	$-	$676,766	$(1,320)	$2,886,440	(112,672)	$(2,151,746)	$1,414,499
Remeasurement of uncertain tax positions upon adoption of FIN 48	-	-	-	-	-	-	(9,716)	-	-	(9,716)
Net loss	-	-	-	-	-	-	(852,209)	-	-	(852,209)
Unrealized translation gain (loss)	-	-	-	-	-	(572)	-	-	-	(572)
Change in net unrealized gain (loss) on available-for-sale securities	-	-	-	-	-	1,544	-	-	-	1,544
Stock-based compensation-	-	-	-	-	37,150	-	-	-	-	37,150
Shares issued for:
Option exercises	-	-	-	-	(8,815)	-	-	1,072	20,478	11,663
Nonvested shares	-	-	-	-	(20,058)	-	-	938	17,917	(2,141)
ESPP	-	-	-	-	(65)	-	-	412	7,872	7,807
Acquisitions	-	-	-	-	35	-	-	8	158	193
Acquisition of treasury shares	-	-	-	-	-	-	-	(325)	(7,237)	(7,237)
Cash dividends paid – $0.42 per share	-	-	-	-	-	-	(137,049)	-	-	(137,049)

Balances at January 31, 2008	435,891	$4,359	-	$-	$685,013	$(348)	$1,887,466	(110,567)	$(2,112,558)	$463,932

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	(unaudited)

1.	Basis of Presentation
The condensed consolidated balance sheet as of January 31, 2008, the condensed consolidated statements of income and comprehensive income for the three and nine months ended January 31, 2008 and 2007, the condensed consolidated statements of cash flows for the nine months ended January 31, 2008 and 2007, and the condensed consolidated statement of stockholders’ equity for the nine months ended January 31, 2008 and 2007 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders’ equity at January 31, 2008 and for all periods presented have been made. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
“H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2007 Annual Report to Shareholders on Form 10-K. All amounts presented herein as of April 30, 2007 or for the year then ended, are derived from our April 30, 2007 Annual Report to Shareholders on Form 10-K.
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
On December 4, 2007, we agreed to terminate the agreement with Cerberus. We also announced that we would immediately terminate all remaining origination activities and pursue the sale of OOMC’s loan servicing activities. During January 2008, OOMC funded the last loan in its pipeline.
We have estimated the fair values of our servicing and other assets held for sale, and have recorded a valuation allowance of $304.9 million at January 31, 2008, which resulted in impairments of $116.3 million for the nine months ended January 31, 2008.
During fiscal year 2007, we also committed to a plan to sell two smaller lines of business and completed the wind-down of one other line of business, all of which were previously reported in our Business Services segment. One of these businesses was sold during the nine months ended January 31, 2008. Additionally, during fiscal year 2007, we completed the wind-down of our tax operations in the United Kingdom, which were previously reported in Tax Services.
As of January 31, 2008, these businesses are presented as discontinued operations and the assets and liabilities of the businesses being sold are presented as held-for-sale in the condensed consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations. See additional information in note 12.

2.	Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share is computed using the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

(in 000s, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007

Net income (loss) from continuing operations	$9,284	$21,944	$(236,644)	$(216,892)

Basic weighted average common shares	325,074	322,350	324,544	322,588
Potential dilutive shares from stock options and restricted stock	2,126	3,696	-	-
Convertible preferred stock	2	2	-	-

Dilutive weighted average common shares	327,202	326,048	324,544	322,588

Earnings (loss) per share from continuing operations:
Basic	$0.03	$0.07	$(0.73)	$(0.67)
Diluted	0.03	0.07	(0.73)	(0.67)

Diluted earnings per share excludes the impact of nonvested common shares or the exercise of options to purchase 18.0 million shares and 14.4 million shares for the three months ended January 31, 2008 and 2007, respectively, as the effect would be antidilutive. Diluted earnings per share excludes the impact of nonvested common shares or the exercise of options to purchase 24.8 million shares and 28.0 million shares for the nine months ended January 31, 2008 and 2007, respectively, as the effect would be antidilutive due to the net loss from continuing operations during each period.
The weighted average shares outstanding for the nine months ended January 31, 2008 increased to 324.5 million from 322.6 million for the nine months ended January 31, 2007, primarily due the issuance of treasury shares related to our stock-based compensation plans.
During the nine months ended January 31, 2008 and 2007, we issued 2.4 million and 2.8 million shares of common stock, respectively, pursuant to the exercise of stock options, employee stock purchases and awards of nonvested shares, in accordance with our stock-based compensation plans.
During the nine months ended January 31, 2008, we acquired 0.3 million shares of our common stock, which represent shares swapped or surrendered to us in connection with the vesting of nonvested shares and the exercise of stock options, at an aggregate cost of $7.2 million. During the nine months ended January 31, 2007, we acquired 8.5 million shares of our common stock, of which 8.1 million shares were purchased from third parties with the remaining shares swapped or surrendered to us, at an aggregate cost of $188.6 million.
During the nine months ended January 31, 2008, we granted 5.1 million stock options and 1.0 million nonvested shares and units in accordance with our stock-based compensation plans. The weighted average fair value of options granted was $4.48 for manager and director options and $3.07 for options granted to our seasonal associates. At January 31, 2008, the total unrecognized compensation cost for options and nonvested shares and units was $19.1 million and $45.1 million, respectively.

3.	Receivables
Receivables of continuing operations consist of the following:

(in 000s)

	January 31, 2008	January 31, 2007	April 30, 2007

Participation in tax client loans	$1,763,030	$1,733,155	$69,524
Emerald Advance lines of credit	361,263	-	-
Business Services accounts receivable	257,010	324,399	342,387
Receivables for tax-related fees	117,328	135,467	40,164
Loans to franchisees	71,349	62,962	48,530
Royalties from franchisees	68,573	68,153	2,890
Other	155,207	118,223	152,019

	2,793,760	2,442,359	655,514
Allowance for doubtful accounts	(82,465)	(70,621)	(99,259)

	$2,711,295	$2,371,738	$556,255

4.	Goodwill and Intangible Assets
Changes in the carrying amount of goodwill of continuing operations for the nine months ended January 31, 2008 consist of the following:
(in 000s)

	April 30, 2007	Additions	Other	January 31, 2008

Tax Services	$415,077	$14,515	$6,529	$436,121
Business Services	404,888	1,497	(5,739)	400,646
Consumer Financial Services	173,954	-	-	173,954

Total	$993,919	$16,012	$790	$1,010,721

We test goodwill for impairment annually at the beginning of our fourth quarter, or more frequently if events occur indicating it is more likely than not the fair value of a reporting unit’s net assets has been reduced below its carrying value. No impairments of goodwill were identified within any of our operating segments during the nine months ended January 31, 2008.
Intangible assets of continuing operations consist of the following:

(in 000s)

	January 31, 2008			April 30, 2007

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$46,654	$(20,756)	$25,898	$39,347	$(14,654)	$24,693
Noncompete agreements	23,027	(19,691)	3,336	21,237	(18,279)	2,958
Purchased technology	12,500	(1,794)	10,706	12,500	-	12,500
Trade name	1,025	(92)	933	1,025	-	1,025
Business Services:
Customer relationships	144,107	(97,215)	46,892	142,315	(90,900)	51,415
Noncompete agreements	32,253	(16,891)	15,362	31,352	(15,524)	15,828
Trade name – amortizing	3,290	(3,023)	267	3,290	(2,430)	860
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769
Consumer Financial Services:
Customer relationships	293,000	(293,000)	-	293,000	(271,635)	21,365

Total intangible assets	$611,493	$(457,330)	$154,163	$599,703	$(418,290)	$181,413

Amortization of intangible assets of continuing operations for the three and nine months ended January 31, 2008 was $8.6 million and $39.1 million, respectively. Amortization of intangible assets of continuing operations for the three and nine months ended January 31, 2007 was $14.0 million and $42.6 million, respectively. Estimated amortization of intangible assets for fiscal years 2008 through 2012 is $48.4 million, $21.9 million, $19.3 million, $17.5 million and $14.8 million, respectively.

5.	Borrowings
Borrowings of continuing operations consist of the following:
(in 000s)

	January 31, 2008	January 31, 2007	April 30, 2007

Short-term borrowings:
HSBC credit facility	$1,683,317	$1,430,383	$-
Other credit facilities	28,168	-	500,000
Commercial paper	-	1,496,038	992,082
FHLB advances	-	-	75,000

	$1,711,485	$2,926,421	$1,567,082

Long-term debt:
CLOC borrowings, due August 2010	$1,800,000	$-	$-
Senior Notes, 7.875%, due January 2013	599,383	-	-
Senior Notes, 5.125%, due October 2014	398,412	398,177	398,236
FHLB borrowings, due April 2009	104,000	-	104,000
Senior Notes, 8 1/2%, due April 2007	-	499,875	-
Other	23,948	27,861	26,875

	2,925,743	925,913	529,111
Less: Current portion	8,332	509,730	9,304

	$2,917,411	$416,183	$519,807

At January 31, 2008, we maintained $2.0 billion in revolving credit facilities to support commercial paper issuance and for general corporate purposes. These unsecured committed lines of credit (CLOCs), and outstanding borrowings thereunder, have a maturity date of August 2010 and an annual facility fee in a range of six to fifteen basis points per annum, based on our credit ratings. We had a combined $1.8 billion outstanding as of January 31, 2008. These borrowings are included in long-term debt on our condensed consolidated balance sheet due to their contractual maturity date. The CLOCs, among other things, require we maintain at least $650.0 million of adjusted net worth, as defined in the agreement, on the last day of any fiscal quarter. On November 19, 2007, the CLOCs were amended to, among other things, require $450.0 million of adjusted net worth, for the fiscal quarters ending October 31, 2007 and January 31, 2008. We had adjusted net worth of $463.9 million at January 31, 2008.
In April 2007, we obtained a $500.0 million credit facility to provide funding for $500.0 million of 8 1/2% Senior Notes which were due April 16, 2007. This facility matured on December 20, 2007, but was amended to extend the term of the facility. Under the amended facility, $250.0 million will mature on February 29, 2008 and $250.0 million will mature on April 30, 2008. The facility is subject to various covenants that are similar to our primary CLOCs. At January 31, 2008, the balance under this facility was $28.2 million, having been substantially repaid with the proceeds of our Senior Notes as discussed below. This facility was completely repaid as of February 15, 2008.
On January 11, 2008, we issued $600.0 million of 7.875% Senior Notes under our shelf registration. The Senior Notes are due January 15, 2013, and are not redeemable by the bondholders prior to maturity. The net proceeds of this transaction were used to repay $471.8 million of the $500.0 million facility discussed above, with the remaining proceeds used for working capital and general corporate purposes. As of January 31, 2008, we had $250.0 million remaining under our shelf registration for additional debt issuances.
We entered into a committed line of credit agreement with HSBC Finance Corporation effective January 10, 2008 for use as a funding source for the purchase of refund anticipation loan (RAL) participations. This line will make available funding totaling $3.0 billion through March 30, 2008 and $120.0 million thereafter through June 30, 2008. This line is subject to various covenants that are similar to our amended CLOCs, and is secured by our RAL participations. At January 31, 2008, there was $1.7 billion outstanding on this facility.
H&R Block Bank (HRB Bank) is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which extends credit to member banks based on eligible collateral. At January 31, 2008, HRB Bank had FHLB advance capacity of $523.6 million, and there was $104.0 million outstanding on this facility. Mortgage loans held for investment of $940.0 million were pledged as collateral on these advances.

6.	Income Taxes
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
During the nine months ended January 31, 2008, we accrued an additional $2.1 million of interest & penalties related to our uncertain tax positions. As of January 31, 2008 we had unrecognized tax benefits of $135.5 million. The primary change during the quarter was related to the expiration of statutes of limitations for various jurisdictions during the quarter. We have classified the liability for unrecognized tax benefits, including corresponding accrued interest, as long-term at January 31, 2008, which is included in other noncurrent liabilities on the condensed consolidated balance sheet. Amounts that we expect to pay within the next twelve months have been included in accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheet.
Based upon the expiration of statutes of limitations, payments of tax and other factors in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $15 million to $16 million within twelve months of January 31, 2008.
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

7.	Regulatory Requirements

Registered Broker-Dealer
H&R Block Financial Advisors, Inc. (HRBFA) is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers. At January 31, 2008, HRBFA’s net capital of $80.1 million, which was 18.2% of aggregate debit items, exceeded its minimum required net capital of $8.8 million by $71.3 million. During the nine months ended January 31, 2008, HRBFA paid dividends of $44.5 million to Block Financial LLC (BFC), its direct corporate parent.
HRBFA had pledged customer-owned securities with a fair value of $47.1 million at January 31, 2008 with a clearing organization to satisfy margin deposit requirements of $38.5 million.

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
Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital, as set forth in the table below. In addition to these minimum ratio requirements, HRB Bank is required to continually maintain a 12.0% minimum leverage ratio as a condition of its charter-approval order through fiscal year 2009. This condition was extended through fiscal year 2012 as a result of a Supervisory Directive issued on May 29, 2007. See further discussion of the Supervisory Directive below. As of January 31, 2008, HRB Bank’s leverage ratio was 12.0%.
As of December 31, 2007, our most recent TFR filing with the Office of Thrift Supervision (OTS), HRB Bank was a “well capitalized” institution under the prompt corrective action provisions of the Federal Deposit Insurance Corporation (FDIC). The five capital categories are: (1) “well capitalized” (total risk-based capital ratio of 10%, Tier 1 Risk-based capital ratio of 6% and leverage ratio of 5%); (2) “adequately capitalized”; (3) “undercapitalized”; (4) “significantly undercapitalized”; and (5) “critically undercapitalized.” There are no conditions or events since December 31, 2007 that management believes have changed HRB Bank’s category.
The following table sets forth HRB Bank’s regulatory capital requirements at December 31, 2007, as calculated in the most recently filed TFR:
(dollars in 000s)

					To Be Well
					Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio(1)	$194,188	21.6%	$71,881	8.0%	$89,851	10.0%
Tier 1 risk-based capital ratio(2)	$182,943	20.4%	n/a	n/a	$53,910	6.0%
Tier 1 capital ratio (leverage)(3)	$182,943	12.2%	$179,555	12.0%	$74,814	5.0%
Tangible equity ratio(4)	$182,943	12.2%	$22,444	1.5%	n/a	n/a

(1)	Total risk-based capital divided by risk-weighted assets.
(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.
(3)	Tier 1 (core) capital divided by adjusted total assets.
(4)	Tangible capital divided by tangible assets.
BFC made an additional capital contribution to HRB Bank of $107.1 million during the three months ended January 31, 2008. This contribution was necessary for HRB Bank to meet its capital requirements due to seasonal fluctuations in its balance sheet. Also during the three months ended January 31, 2008, we submitted an application to the OTS requesting that HRB Bank be allowed to pay dividends to BFC in an amount that will not exceed the capital necessary to continuously maintain HRB Bank’s required 12.0% leverage ratio. The OTS approved our application on February 29, 2008.
In conjunction with H&R Block, Inc.’s application with the OTS for HRB Bank, H&R Block, Inc. made commitments as part of our charter approval order (Master Commitment) which included, but were not limited to: (1) H&R Block, Inc. to maintain a three percent minimum ratio of adjusted tangible capital to adjusted total assets, as defined by the OTS; (2) maintain all HRB Bank capital within HRB Bank in accordance with the submitted three-year business plan; and (3) follow federal regulations surrounding intercompany transactions and approvals. H&R Block, Inc. fell below the three percent minimum ratio at April 30, 2007 and the OTS issued a Supervisory Directive.
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
H&R Block, Inc. continued to be below the three percent minimum ratio during our third quarter, and had adjusted tangible capital of negative $713.9 million, and a requirement of $311.9 million to be in compliance at January 31, 2008. We are currently seeking the elimination or modification of the three percent minimum capital requirement as a result of cessation of our mortgage business. At this time, we do not expect to be in compliance with the three percent minimum ratio at April 30, 2008. We currently believe that upon disposition of our mortgage business the OTS will reconsider the three percent minimum capital requirement, although there is no assurance that an elimination or modification will occur.
Failure to meet the conditions under the Master Commitment and the Supervisory Directive, including capital levels of H&R Block, Inc., could result in the OTS taking further regulatory actions, such as a supervisory agreement, cease-and-desist orders and civil monetary penalties. The OTS could also require us to sell assets, which could negatively impact our financial results. At this time, the financial impact, if any, of additional regulatory actions cannot be determined.

8.	Commitments and Contingencies
Changes in the deferred revenue liability related to our Peace of Mind (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the condensed consolidated balance sheets, are as follows:

(in 000s)

Nine Months Ended January 31,	2008	2007

Balance, beginning of period	$142,173	$141,684
Amounts deferred for new guarantees issued	19,672	20,971
Revenue recognized on previous deferrals	(56,881)	(59,085)

Balance, end of period	$104,964	$103,570

The following table summarizes certain of our other contractual obligations and commitments:

(in 000s)

As of	January 31, 2008	April 30, 2007

Commitment to fund Franchise Equity Lines of Credit	$80,471	$79,628
Media advertising purchase obligation	28,353	37,749
Contingent business acquisition obligations	31,415	19,891

On November 1, 2006 we entered into an agreement to purchase $57.2 million in media advertising between November 1, 2006 and June 30, 2009. We expect to make payments totaling $20.6 million and $17.2 million during fiscal years 2008 and 2009, respectively.
Commitments exist to loan McGladrey & Pullen, LLP (M&P) the lower of the value of their accounts receivable, work-in-process and fixed assets or $125.0 million, on a revolving basis through January 31, 2011, subject to certain termination clauses. This revolving facility bears interest at prime rate plus two percent on the outstanding amount. The loan is fully secured by the accounts receivable, work-in-process and fixed assets of M&P. At January 31, 2008, we had a receivable from M&P totaling $95.1 million, $80.0 million of which was assigned to the trust that administers our deferred compensation plans, as allowed by the underlying trust arrangement, to fund the estimated liability.

We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees, including obligations to protect counterparties from losses arising from the following: (a) tax, legal and other risks related to the purchase or disposition of businesses; (b) penalties and interest assessed by Federal and state taxing authorities in connection with tax returns prepared for clients; (c) litigation involving our directors and officers; and (d) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance that such claims will not be successfully asserted, we believe the fair value of these guarantees and indemnifications is not material as of January 31, 2008.

9.	Litigation and Related Contingencies

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
The amounts claimed in the RAL Cases have been very substantial in some instances, with one settlement resulting in a pretax expense of $43.5 million in fiscal year 2003 (the “Texas RAL Settlement”) and other settlements resulting in a combined pretax expense in fiscal year 2006 of $70.2 million.
We believe we have meritorious defenses to the remaining RAL Cases and we intend to defend them vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate. Likewise, there can be no assurances regarding the impact of the RAL Cases on our financial statements. There were no significant developments regarding the RAL Cases during the fiscal quarter ended January 31, 2008.

Peace of Mind Litigation
We are defendants in lawsuits regarding our Peace of Mind program (the “POM Cases”). The POM Cases are described below.
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

Electronic Filing Litigation
We are a defendant to a class action filed on August 30, 2002 and entitled Erin M. McNulty and Brian J. Erzar v. H&R Block, Inc., et al., Case No. 02-CIV-4654 in the Court of Common Pleas of Lackawanna County, Pennsylvania, in which the plaintiffs allege that the defendants deceptively portray electronic filing fees as a necessary and required component of standard tax preparation services and do not inform tax preparation clients that they may (i) file tax returns free of charge by mailing the returns, (ii) electronically file tax returns from personal computers either free of charge or at significantly lower fees and (iii) be eligible to electronically file tax returns free of charge via telephone. The plaintiffs seek unspecified damages and disgorgement of all electronic filing, tax preparation and related fees collected during the applicable class period. Class certification was granted in this case on September 5, 2007. We believe the claims in this case are without merit, and we intend to defend them vigorously, but there can be no assurances as to its outcome.

Express IRA Litigation
On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) entitled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc. The complaint alleged fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and sought equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. On July 12, 2007, the Supreme Court of the State of New York issued a ruling that dismissed all defendants other than H&R Block Financial Advisors, Inc. and the claims of common law fraud. We believe the claims in this case are without merit, and we intend to defend this case vigorously, but there are no assurances as to its outcome.
On January 2, 2008, the Mississippi Attorney General filed a lawsuit in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) entitled Jim Hood, Attorney for the State of Mississippi v. H&R Block, Inc., et al. The complaint alleged fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and sought equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. We believe the claims in this case are without merit, and we intend to defend this case vigorously, but there are no assurances as to its outcome.
In addition to the New York and Mississippi Attorney General actions, a number of civil actions were filed against us concerning the Express IRA matter, the first of which was filed on March 17, 2006. Except for two cases pending in state court, all of the civil actions have been consolidated by the panel for Multi-District Litigation into a single action styled In re H&R Block, Inc. Express IRA Marketing Litigation in the United States District Court for the Western District of Missouri. We believe the claims in this case are without merit, and we intend to defend these cases vigorously, but there are no assurances as to their outcome.

Securities Litigation
On April 6, 2007, a putative class action styled In re H&R Block Securities Litigation was filed against the Company and certain of its officers in the United States District Court for the Western District of Missouri. The complaint alleged, among other things, deceptive, material and misleading financial statements, failure to prepare financial statements in accordance with generally accepted accounting principles and concealment of the potential for lawsuits stemming from the allegedly fraudulent nature of the Company’s operations. The complaint sought unspecified damages and equitable relief. On October 5, 2007, the court dismissed the complaint and granted the plaintiffs leave to re-file the portion of the complaint pertaining to the Company’s financial statements. On November 19, 2007, the plaintiffs re-filed the complaint, alleging, among other things, deceptive, material and misleading financial statements and failure to prepare financial statements in accordance with generally accepted accounting principles. The court dismissed the re-filed complaint on February 19, 2008. We believe the claims in this case are without merit. If the dismissal is appealed, we intend to defend this litigation vigorously.

HRBFA Litigation
The NASD brought charges against HRBFA regarding the sale by HRBFA of Enron debentures in 2001. The hearing for this matter was concluded in August 2007, and post-hearing briefs were submitted in October 2007. We intend to defend the NASD charges vigorously, although there can be no assurances regarding the outcome and resolution of the matter.

RSM McGladrey Litigation
As part of an industry-wide review, the IRS is investigating tax-planning strategies that certain RSM McGladrey, Inc. (RSM) clients utilized during fiscal years 2000 through 2003. Specifically, the IRS is examining these strategies to determine whether RSM complied with tax shelter reporting and listing regulations and whether such strategies were abusive as defined by the IRS. The IRS has indicated that it will assess a fine against RSM for RSM’s alleged failure to comply with the tax shelter reporting and listing regulations. RSM is in discussions with the IRS regarding this penalty. In addition, some clients that utilized the strategies are seeking recovery from RSM for penalties and interest for underpayment of taxes. We believe that the resolution of this matter will not have a material adverse effect on RSM’s operations or on our consolidated financial statements.
RSM EquiCo, Inc., a subsidiary of RSM, is a party to a putative class action filed on July 11, 2006 and entitled Do Right’s Plant Growers v. RSM EquiCo, Inc., RSM McGladrey, Inc., H&R Block, Inc. and Does 1-100, inclusive, Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations regarding business valuation services provided by RSM EquiCo, Inc., including fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition and seeks unspecified damages, restitution and equitable relief. We are in the early stages of discovery in this case and intend to defend this case vigorously, although there can be no assurance regarding the outcome and resolution of this matter.

Other Litigation
We have from time to time been party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. Some of these investigations, claims and lawsuits pertain to RALs, the origination and servicing of mortgage loans, the electronic filing of customers’ income tax returns, the POM guarantee program, and our Express IRA program and other investment products and RSM EquiCo, Inc. business valuation services. In addition, it is possible that the number of these claims with respect to the origination or servicing of mortgage loans may increase in light of the current non-prime mortgage environment. We believe we have meritorious defenses to each of these claims, and we are defending or intend to defend them vigorously, although there is no assurance as to their outcome. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our consolidated financial statements.
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

10.	Segment Information
Information concerning our operations by reportable operating segment is as follows:

(in 000s)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007

Revenues:
Tax Services	$661,787	$627,846	$822,454	$775,488
Business Services	191,884	192,163	623,755	616,334
Consumer Financial Services	117,112	107,511	332,738	267,888
Corporate	1,828	3,659	9,697	10,322

	$972,611	$931,179	$1,788,644	$1,670,032

Pretax income (loss):
Tax Services	$45,879	$59,973	$(325,559)	$(259,974)
Business Services	6,614	1,207	16,489	(4,736)
Consumer Financial Services	12,988	10,959	10,113	5,572
Corporate	(61,362)	(50,014)	(104,240)	(111,330)

Income (loss) of continuing operations before taxes (benefit)	$4,119	$22,125	$(403,197)	$(370,468)

As of January 31, 2008, the related financial results of OOMC, HRBMC and other smaller lines of business are presented as discontinued operations and the assets and liabilities of the businesses being sold are presented as held-for-sale in the condensed consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations. See note 12 for additional information.

11.	Accounting Pronouncements
In December 2007, Statement of Financial Accounting Standards No. 141(R), “Business Combinations,” (SFAS 141R), and Statement of Financial Accounting Standards No. 160, “Non-Controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (SFAS 160) were issued. These standards will require an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction, including non-controlling interests, at the acquisition-date fair value with limited exceptions. The provisions of these standards are effective as of the beginning of our fiscal year 2010. We are currently evaluating what effect the adoption of SFAS 141R and SFAS 160 will have on our consolidated financial statements.
In March 2006, Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140,” (SFAS 156), was issued. The provisions of this standard require mortgage servicing rights to be initially valued at fair value. SFAS 156 allows servicers to choose to subsequently measure their servicing rights at fair value or to continue using the “amortization method” under SFAS 140. We adopted SFAS 156 on May 1, 2007. Upon adoption we identified mortgage servicing rights (MSRs) relating to all existing residential mortgage loans as a class of servicing rights and elected to continue to use the “amortization method” for these MSRs. Presently, this class represents all of our MSRs. See note 12 for additional information on our MSRs. The adoption of SFAS 156 did not have a material impact on our condensed consolidated financial statements.
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
As discussed in note 6, we adopted the provisions of FIN 48 effective May 1, 2007.

12.	Discontinued Operations
On April 19, 2007, we entered into an agreement to sell OOMC to Cerberus. In conjunction with this plan, we also announced we would terminate the operations of HRBMC, a wholly-owned subsidiary of OOMC. On December 4, 2007, we agreed to terminate the agreement. We also announced that we would immediately terminate all remaining origination activities and pursue the sale of OOMC’s loan servicing activities. During January 2008, OOMC funded the last loan in its pipeline. See additional discussion of recent developments in note 1.
During fiscal year 2007, we also committed to a plan to sell two smaller lines of business and completed the wind-down of one other line of business, all of which were previously reported in our Business Services segment. One of these businesses was sold during the nine months ended January 31, 2008. Additionally, during fiscal year 2007, we completed the wind-down of our tax operations in the United Kingdom, which were previously reported in Tax Services.
As of January 31, 2008, these businesses are presented as discontinued operations and the assets and liabilities of the businesses being sold are presented as held-for-sale in the condensed consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations.

Financial Statement Presentation
At January 31, 2008, we had fully impaired the carrying value of goodwill and long-lived assets of our mortgage businesses. Cumulative impairments in excess of amounts related to the write-off of goodwill and other long-lived assets totaled $304.9 million at January 31, 2008 and are reflected as a valuation allowance relating to remaining assets held-for-sale. At April 30, 2007, this amount totaled $193.4 million, and was reflected as a liability under the April 2007 agreement with Cerberus. We recorded impairments of $116.3 million during the nine months ended January 31, 2008 and $345.8 million in fiscal year 2007 relating to the disposition of our mortgage businesses.
Overhead costs which would have previously been allocated to discontinued businesses totaled $1.1 million and $3.6 million for the three and nine months ended January 31, 2008, respectively, and $3.1 million and $9.4 million for the three and nine months ended January 31, 2007, respectively. These amounts are included in continuing operations.
As provided by in EITF No. 87-24, “Allocation of Interest to Discontinued Operations,” our losses from discontinued operations include interest on debt that will be repaid as a result of the disposal transaction and the allocation of other consolidated interest. Interest to be repaid as a result of the disposal transaction primarily relates to interest on our Servicing Advance Facility. The allocation of other consolidated interest is based on borrowings specifically attributable to these operations at a rate of LIBOR plus 250 basis points. Losses of our discontinued operations include interest expense of $36.9 million and $83.0 million for the three and nine months ended January 31, 2008, respectively, including other consolidated interest expense of $23.1 million and $65.9 million that was allocated to discontinued operations, respectively. Interest expense of $12.0 million and $20.7 million was allocated to discontinued operations for the three and nine months ended January 31, 2007, respectively. The increase in allocated interest expense over the prior year is due to the significant operating losses and other working capital needs of our mortgage operations during the last nine months. Concurrent with the completion of the sale of our loan servicing activities, we will cease allocating other consolidated interest expense to mortgage operations. Remaining interest costs associated with debt that is not repaid as a result of the sale will be reported in continuing operations.
The major classes of assets and liabilities reported as held-for-sale are as follows:

(in 000s)

	January 31, 2008	April 30,2007

Cash and cash equivalents	$30,641	$65,019
Cash and cash equivalents – restricted	277	43,754
Residual interests in securitizations – trading	558	72,691
Mortgage loans:
Held for sale, net	21,870	101,567
Repurchase option	1,630,664	121,243
Servicing and related assets	1,157,016	445,354
Beneficial interest in Trusts	-	41,057
Residual interests in securitizations – AFS	25,371	90,283
Mortgage servicing rights	165,490	253,067
Deferred tax assets, net	200,142	299,559
Prepaid expenses and other assets	83,837	213,365
Valuation allowance	(304,867)	-

Assets held for sale	$3,010,999	$1,746,959

Accounts payable, accrued expenses and deposits	$155,407	$248,983
Servicing advance facility, net(1)	696,871	-
Mortgage loan repurchase liability	1,630,664	121,243
Other liabilities	30,369	245,147

Liabilities directly associated with assets held for sale	$2,513,311	$615,373

(1)	Includes outstanding borrowings of $857.1 million, net of collections and reserves of $160.2 million.

The financial results of discontinued operations are as follows:

(in 000s)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007

Revenue:
Gains (losses) on sales of mortgage assets, net	$(67,061)	$(65,671)	$(623,082)	$36,843
Interest income	8,015	12,184	34,642	42,108
Loan servicing revenue	85,677	109,833	276,092	332,336
Other	4,925	23,737	16,441	33,963

	$31,556	$80,083	$(295,907)	$445,250

Loss from operations before impairment and income tax benefit	$(127,069)	$(165,254)	$(867,406)	$(254,112)
Change in valuation allowance	29,926	-	(116,303)	-

Pretax loss	(97,143)	(165,254)	(983,709)	(254,112)
Income tax benefit	(40,501)	(83,058)	(368,144)	(122,915)

Net loss from discontinued operations	$(56,642)	$(82,196)	$(615,565)	$(131,197)

Mortgage Loans
We have entered into servicing agreements for loans we have securitized which include a “removal of accounts provision” that gives us the right, but not the obligation, to repurchase mortgage loans from the securitization trust. Rights under this provision can generally be exercised for loans that are 90 to 119 days delinquent. At the time this right becomes exercisable by us, Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140) requires that we record both the mortgage loans on our balance sheet and an offsetting mortgage loan repurchase liability. Mortgage loans, and the corresponding liability, recorded pursuant to this accounting requirement totaled $1.6 billion at January 31, 2008 and $121.2 million at April 30, 2007. We do not intend to exercise our right under these provisions and, therefore, these do not represent mortgage loans that we are required to sell or repurchase obligations we are required to fulfill.
The gross principal amount of mortgage loans we are holding for sale at January 31, 2008, totaled $57.7 million. We have recorded valuation adjustments relating to these loans totaling $35.8 million, resulting in net loans held for sale of $21.9 million.

Mortgage Banking Activities
We ceased origination activities during the three months ended January 31, 2008. Historically, we originated mortgage loans and sold most non-prime loans the same day the loans were funded to qualifying special purpose entities (QSPEs or Trusts). The Trusts are not consolidated. The sale was recorded in accordance with SFAS 140. The Trusts purchased the loans from us using warehouse facilities. As origination activities had ceased, the off-balance sheet Trusts held no loans as of January 31, 2008, compared to $1.5 billion at April 30, 2007. The beneficial interest in Trusts was written down to zero at January 31, 2008 compared to a balance of $41.1 million at April 30, 2007.
Trading residual interests totaled $0.6 million at January 31, 2008. During the nine months ended January 31, 2008, we recorded impairments of $45.9 million, while no such impairments were recorded during the nine months ended January 31, 2007.
We adopted SFAS 155 on May 1, 2007 and concurrently elected to account for all newly-acquired residual interests on a fair value basis, with changes in fair value recorded in earnings in the period in which the change occurs. Residual interests existing prior to the adoption of SFAS 155 will continue to be accounted for with unrealized gains recorded in other comprehensive income.
AFS residual interests in securitizations totaled $25.4 million and $90.3 million at January 31, 2008 and April 30, 2007, respectively. We recorded impairments of fair value of $80.0 million and $73.1 million during the nine months ended January 31, 2008 and 2007, respectively.
We did not securitize any mortgage loans during the third quarter of fiscal year 2008. Cash flows from AFS residual interests of $1.6 million and $13.1 million were received from the securitization trusts for the nine months ended January 31, 2008 and 2007, respectively, and are included in investing activities of discontinued operations in the condensed consolidated statements of cash flows.
The following transactions were treated as non-cash investing activities in the condensed consolidated statement of cash flows:

(in 000s)

Nine Months Ended January 31,	2008	2007

Residual interest mark-to-market	$3,446	$2,861
Additions to residual interests	-	39,379
Transfer of loans from held for investment to held for sale	193,648	-

Activity related to MSRs, which are initially measured at fair value and subsequently amortized and assessed for impairment, consists of the following:

(in 000s)

Nine Months Ended January 31,	2008	2007

Balance, beginning of period	$253,067	$272,472
Additions	29,082	134,216
Amortization	(115,203)	(143,548)
Impairment of fair value	(1,456)	-

Balance, end of period	$165,490	$263,140

Estimated amortization of MSRs for fiscal years 2008 through 2012 is $27.9 million, $74.4 million, $34.7 million, $14.1 million and $5.8 million, respectively.
In conjunction with our adoption of SFAS 156, we identified all of our residential mortgage loans as a class of servicing rights and elected to continue the amortization method. See additional discussion of our adoption of SFAS 156 in note 11. Servicing fees earned during the nine months ended January 31, 2008 and 2007 totaled $279.8 million and $317.4 million, respectively, and are included in discontinued operations on our condensed consolidated income statements.
As part of our loan servicing responsibilities, we are required to advance funds to cover delinquent scheduled principal and interest payments to security holders, as well as to cover delinquent tax and insurance payments and other costs required to protect the investors’ interest in the collateral securing the loans. Generally, servicing advances are recoverable from either the mortgagor, the insurer of the loan or the investor through the non-recourse provision of the loan servicing contract. During the nine months ended January 31, 2008 we entered into a facility to fund servicing advances. See additional discussion under “Financing.”
The key weighted average assumptions we used to estimate the cash flows and values of the residual interests initially recorded during the nine months ended January 31, 2008 and 2007 are as follows:

Nine months ended January 31,	2008	2007

Estimated credit losses	6.36%	3.24%
Discount rate	28.00%	21.91%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at closing date

The key weighted average assumptions we used to estimate the cash flows and values of residual interests and MSRs at January 31, 2008 and April 30, 2007 are as follows:

	January 31, 2008	April 30, 2007

Estimated credit losses – residual interests	17.24%	5.04%
Discount rate – residual interests	30.00%	24.82%
Discount rate – MSRs	20.00%	20.00%
Variable returns to third-party beneficial interest holders	LIBOR forward curve at valuation date

Estimated credit losses in the table above includes residual interests from all fiscal years with outstanding underlying loan balances using unpaid principal balances as part of the weighted average calculation. See credit losses table below for detailed information by fiscal year.

A key assumption used to estimate the cash flows and values of residual interests and MSRs is average annualized prepayment speeds. Prepayment speeds include voluntary prepayments, involuntary prepayments and scheduled principal payments. Prepayment rate assumptions used during the current fiscal quarter are as follows:

		Months Outstanding After
	Prior to Initial	Initial Rate Reset Date
	Rate Reset Date	Zero - 3	Remaining Life

Adjustable-rate mortgage loans:
With prepayment penalties	11%	24%	15%
Without prepayment penalties	11%	24%	15%
Fixed-rate mortgage loans:
With prepayment penalties	9%	11%	11%

For fixed-rate mortgages without prepayment penalties, we use an average prepayment rate of 22% over the life of the loans. Prepayment rate is projected based on actual paydown including voluntary, involuntary and scheduled principal payments.
Expected static pool credit losses are as follows:

	Mortgage Loans Securitized in Fiscal Year

	Prior to 2002	2003	2004	2005	2006	2007	2008

As of:
January 31, 2008	-%	-%	-%	-%	-%	17.15%	17.49%
April 30, 2007	5.11%	2.57%	3.45%	5.48%	6.79%	6.41%	-
April 30, 2006	4.22%	2.13%	2.18%	2.48%	3.05%	-	-
April 30, 2005	4.01%	2.08%	2.30%	2.83%	-	-	-

Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.
At January 31, 2008, the sensitivities of the current fair value of residual interests and MSRs to 10% and 20% adverse changes in the above key assumptions are as presented in the following table. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in this table, the effect of a variation of a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

(dollars in 000s)

	Residual Interests
	Securitizations	MSRs

Carrying amount/fair value	$25,929	$165,490
Weighted average remaining life (in years)	14.5	1.5
Dollar impact on fair value:
Prepayments (including defaults):
Adverse 10%	$(3,797)	$(8,873)
Adverse 20%	(5,546)	(17,201)
Credit losses:
Adverse 10%	$(8,036)	Not applicable
Adverse 20%	(11,112)	Not applicable
Discount rate:
Adverse 10%	$(4,116)	$(8,159)
Adverse 20%	(7,142)	(15,644)
Variable interest rates:
Adverse 10%	$(1,170)	Not applicable
Adverse 20%	(1,164)	Not applicable

Mortgage loans that have been securitized and mortgage loans held for sale at January 31, 2008 and April 30, 2007, past due sixty days or more and the related credit losses incurred are presented below:

(in 000s)

	Total Principal		Principal Amount of		Credit Losses
	Amount of Loans		Loans 60 Days or		(net of recoveries)
	Outstanding		More Past Due		Three Months Ended

	January 31,	April 30,	January 31,	April 30,	January 31,	April 30,
	2008	2007	2008	2007	2008	2007

Securitized mortgage loans	$18,730,052	$18,434,940	$3,929,653	$1,383,832	$90,491	$41,235
Mortgage loans in warehouse Trusts	-	1,456,078	-	-	-	-
Mortgage loans held for sale(1)	57,698	295,208	30,985	202,941	77,697	104,972

Total loans	$18,787,750	$20,186,226	$3,960,638	$1,586,773	$168,188	$146,207

(1)	Does not include loans recorded pursuant to “removal of accounts provisions” as we do not intend to exercise our right under these provisions and, therefore, we are not subject to market risk with respect to these loans.

Derivative Instruments
A summary of our derivative instruments as of January 31, 2008 and April 30, 2007, and gains or losses incurred during the three and nine months ended January 31, 2008 and 2007 is as follows:

(in 000s)

			Gain (Loss) For		Gain (Loss) For
			the Three		the Nine
	Asset (Liability) Balance at		Months Ended		Months Ended

	January 31,	April 30,	January 31,		January 31,
	2008	2007	2008	2007	2008	2007

Rate-lock equivalents	$-	$(987)	$516	$(9,237)	$987	$(5,207)
Interest rate swaps	-	10,774	(59)	46,640	(738)	26,372
Put options on Eurodollar futures	-	1,212	-	400	942	(1,657)
Prime short sales	-	75	(162)	(131)	49	864
Forward loan sale commitments	-	-	-	(2,493)	-	-

	$-	$11,074	$295	$35,179	$1,240	$20,372

We discontinued our hedging activities during our second quarter of fiscal year 2008, and therefore had no derivative instruments to which we were a party at January 31, 2008.

Commitments and Contingencies
As of December 4, 2007, OOMC and HRBMC stopped accepting mortgage loan applications, and in January 2008, OOMC funded its last loan. As a result, we have no commitments to fund mortgage loans at January 31, 2008, compared to commitments of $2.4 billion at April 30, 2007.

In the normal course of business, we maintain recourse with standard representations and warranties. Violations of these representations and warranties or early payment defaults by borrowers may require us to repurchase loans previously sold. Repurchased loans are normally sold in subsequent sale transactions. The following table summarizes our loan repurchase activity:

(dollars in 000s)

	Three Months Ended		Nine Months Ended		Fiscal Year Ended
	January 31,		January 31,		April 30,
	2008	2007	2008	2007	2007

Loans repurchased from third parties	$99,501	$403,502	$480,943	$812,293	$978,756
Repurchase reserves added during the period	$49,474	$111,122	$379,440	$251,083	$388,733
Repurchase reserves added as a percent of originations	115.07%	1.77%	9.37%	1.18%	1.44%

A liability has been established related to the potential loss on repurchase of loans previously sold of $69.0 million and $38.4 million at January 31, 2008 and April 30, 2007, respectively. This reserve relates to potential losses that could be incurred as a result of loan repurchases arising from either early payment defaults or breaches of representations and warranties customary to the mortgage banking industry. On an ongoing basis, we monitor the adequacy of our repurchase liability, which is included in liabilities held-for-sale in the condensed consolidated balance sheets. During the nine months ended January 31, 2008, we increased our reserve for losses on loan repurchases primarily due to expected repurchases under representation and warranty provisions. The portion of our reserve balance related to losses on representation and warranty repurchases totaled $66.8 million and $5.6 million at January 31, 2008 and April 30, 2007, respectively. Expected repurchases arising from early payment defaults has declined significantly, as our contractual obligation to repurchase loans relating to delinquency has lapsed on many of our previous loan sales. In establishing our reserve for early payment defaults, we’ve assumed all loans that are currently delinquent and subject to contractual repurchase terms will be repurchased. Based on historical experience, we assumed an average 50% loss severity at January 31, 2008, compared to 42% at October 31, 2007 and 26% at April 30, 2007, on all loans repurchased and expected to be repurchased. At January 31, 2008, our repurchase reserve of $69.0 million covered estimated future losses on the repurchase of loans with an outstanding principal balance of $137.8 million.

Financing
In connection with our decision to cease all loan origination activities, we terminated all remaining on- and off-balance sheet warehouse facilities during the three months ended January 31, 2008. OOMC held $57.7 million in gross principle of mortgage loans for sale as of January 31, 2008.
On October 1, 2007, OOMC entered into a facility to fund servicing advances (the “Servicing Advance Facility”), in which the servicing advances are collateral for the facility. The Servicing Advance Facility originally provided funding of up to $400.0 million to fund servicing advances through October 1, 2008. During the three months ended January 31, 2008, the facility was amended, increasing the available funding to $1.2 billion. This facility is subject to various triggers, events or occurrences that could result in earlier termination, and bears interest at one-month LIBOR plus an additional margin rate. The Servicing Advance Facility terminates upon a “change in control” of OOMC, in which (i) a party or parties acting in concert acquire a 20% or more equity interest in OOMC or (ii) the Company does not own more than a 50% equity interest in OOMC. This on-balance sheet facility had a balance of $857.1 million at January 31, 2008, which is reported in liabilities held-for-sale. If and when our loan servicing activities are sold, this facility will be paid off with the proceeds from that sale.

Restructuring Charge
During fiscal year 2007, we initiated a restructuring plan to reduce costs within our mortgage operations. Restructuring activities continued through fiscal year 2008, including our previously announced closure of all mortgage origination activities. Charges incurred during the nine months ended January 31, 2008 totaled $105.0 million, which included $33.9 million in fixed asset write-offs, with the remainder included in “other adjustments” in the table below. These charges are included in the net loss from discontinued

operations on our condensed consolidated income statements. Changes in our restructuring charge liability during the nine months ended January 31, 2008 are as follows:

(in 000s)

	Accrual Balance as of	Cash	Other	Accrual Balance as of
	April 30, 2007	Payments	Adjustments	January 31, 2008

Employee severance costs	$3,688	$(37,462)	$50,232	$16,458
Contract termination costs	10,919	(7,298)	17,023	20,644

	$14,607	$(44,760)	$67,255	$37,102

The remaining liability related to this restructuring charge is included in liabilities held-for-sale on our condensed consolidated balance sheet and relates to lease obligations for vacant space resulting from branch office closings and employee severance costs.

13.	Condensed Consolidating Financial Statements
BFC, formerly Block Financial Corporation, is an indirect, wholly owned consolidated subsidiary of the Company. BFC was converted to a Delaware limited liability company effective January 1, 2008. BFC is the Issuer and the Company is the Guarantor of the $500.0 million credit facility entered into in April 2007, the Senior Notes issued on January 11, 2008 and October 26, 2004, the CLOCs and other indebtedness issued from time to time. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions.

Condensed Consolidating Income Statements					(in 000s)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$211,150	$774,765	$(13,304)	$972,611

Cost of services	-	70,088	534,018	47	604,153
Cost of other revenues	-	78,126	19,167	-	97,293
Selling, general and administrative	-	137,674	144,566	(13,221)	269,019

Total expenses	-	285,888	697,751	(13,174)	970,465

Operating income (loss)	-	(74,738)	77,014	(130)	2,146
Interest expense	-	-	(624)	-	(624)
Other income, net	4,119	9	2,588	(4,119)	2,597

Income (loss) from continuing operations before taxes (benefit)	4,119	(74,729)	78,978	(4,249)	4,119
Income taxes (benefit)	(5,165)	(32,407)	27,299	5,108	(5,165)

Net income (loss) from continuing operations	9,284	(42,322)	51,679	(9,357)	9,284
Net loss from discontinued operations	(56,642)	(55,707)	(2,622)	58,329	(56,642)

Net income (loss)	$(47,358)	$(98,029)	$49,057	$48,972	$(47,358)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$255,407	$679,261	$(3,489)	$931,179

Cost of services	-	54,818	522,149	(32)	576,935
Cost of other revenues	-	60,453	8,871	-	69,324
Selling, general and administrative	-	86,017	169,829	(1,878)	253,968

Total expenses	-	201,288	700,849	(1,910)	900,227

Operating income (loss)	-	54,119	(21,588)	(1,579)	30,952
Interest expense	-	(11,811)	(255)	-	(12,066)
Other income, net	22,125	(3,958)	7,197	(22,125)	3,239

Income (loss) from continuing operations before tax (benefit)	22,125	38,350	(14,646)	(23,704)	22,125
Income taxes (benefit)	181	28,043	(27,849)	(194)	181

Net income from continuing operations	21,944	10,307	13,203	(23,510)	21,944
Net income (loss) from discontinued operations	(82,196)	(87,293)	2,257	85,036	(82,196)

Net income (loss)	$(60,252)	$(76,986)	$15,460	$61,526	$(60,252)

Nine Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$504,001	$1,301,716	$(17,073)	$1,788,644

Cost of services	-	185,058	1,231,236	(8)	1,416,286
Cost of other revenues	-	165,402	34,226	-	199,628
Selling, general and administrative	-	234,503	377,934	(16,718)	595,719

Total expenses	-	584,963	1,643,396	(16,726)	2,211,633

Operating loss	-	(80,962)	(341,680)	(347)	(422,989)
Interest expense	-	-	(1,871)	-	(1,871)
Other income, net	(403,197)	(12)	21,675	403,197	21,663

Loss from continuing operations before tax benefit	(403,197)	(80,974)	(321,876)	402,850	(403,197)
Income tax benefit	(166,553)	(36,012)	(130,398)	166,410	(166,553)

Net loss from continuing operations	(236,644)	(44,962)	(191,478)	236,440	(236,644)
Net loss from discontinued operations	(615,565)	(609,717)	(6,212)	615,929	(615,565)

Net loss	$(852,209)	$(654,679)	$(197,690)	$852,369	$(852,209)

Nine Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$540,530	$1,138,702	$(9,200)	$1,670,032

Cost of services	-	147,698	1,192,015	1	1,339,714
Cost of other revenues	-	99,040	14,064	-	113,104
Selling, general and administrative	-	184,345	386,363	(4,697)	566,011

Total expenses	-	431,083	1,592,442	(4,696)	2,018,829

Operating income (loss)	-	109,447	(453,740)	(4,504)	(348,797)
Interest expense	-	(35,429)	(863)	-	(36,292)
Other income, net	(370,468)	5	14,616	370,468	14,621

Income (loss) from continuing operations before tax (benefit)	(370,468)	74,023	(439,987)	365,964	(370,468)
Income tax (benefit)	(153,576)	45,114	(196,823)	151,709	(153,576)

Net income (loss) from continuing operations	(216,892)	28,909	(243,164)	214,255	(216,892)
Net loss from discontinued operations	(131,197)	(124,067)	(12,200)	136,267	(131,197)

Net loss	$(348,089)	$(95,158)	$(255,364)	$350,522	$(348,089)

Condensed Consolidating Balance Sheets					(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$-	$994,400	$415,609	$-	$1,410,009
Cash & cash equivalents – restricted	-	324,934	1,355	-	326,289
Receivables from customers, brokers and dealers, net	-	414,089	-	-	414,089
Receivables, net	348	2,241,112	469,835	-	2,711,295
Mortgage loans held for investment	-	1,040,854	-	-	1,040,854
Intangible assets and goodwill, net	-	176,409	988,475	-	1,164,884
Investments in subsidiaries	3,572,710	-	493	(3,572,710)	493
Assets held for sale	-	2,996,798	14,201	-	3,010,999
Other assets	-	264,171	1,232,125	3	1,496,299

Total assets	$3,573,058	$8,452,767	$3,122,093	$(3,572,707)	$11,575,211

Short-term borrowings	$-	$1,711,485	$-	$-	$1,711,485
Customer deposits	-	1,958,490	-	-	1,958,490
Accts. payable to customers, brokers and dealers	-	593,732	-	-	593,732
Long-term debt	-	2,901,795	15,616	-	2,917,411
Liabilities held for sale	-	2,512,904	407	-	2,513,311
Other liabilities	2	251,256	1,165,592	-	1,416,850
Net intercompany advances	3,109,124	(1,930,498)	(1,178,976)	350	-
Stockholders’ equity	463,932	453,603	3,119,454	(3,573,057)	463,932

Total liabilities and stockholders’ equity	$3,573,058	$8,452,767	$3,122,093	$(3,572,707)	$11,575,211

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$-	$165,118	$756,720	$-	$921,838
Cash & cash equivalents – restricted	-	329,000	3,646	-	332,646
Receivables from customers, brokers and dealers, net	-	410,522	-	-	410,522
Receivables, net	233	154,060	401,962	-	556,255
Mortgage loans held for investment	-	1,358,222	-	-	1,358,222
Intangible assets and goodwill, net	-	197,914	977,418	-	1,175,332
Investments in subsidiaries	4,586,474	-	414	(4,586,474)	414
Assets held for sale	-	1,720,984	25,975	-	1,746,959
Other assets	-	129,879	911,976	7	1,041,862

Total assets	$4,586,707	$4,465,699	$3,078,111	$(4,586,467)	$7,544,050

Short-term borrowings	$-	$1,567,082	$-	$-	$1,567,082
Customer deposits	-	1,129,263	-	-	1,129,263
Accts. payable to customers, brokers and dealers	-	633,189	-	-	633,189
Long-term debt	-	502,236	17,571	-	519,807
Liabilities held for sale	-	610,391	4,982	-	615,373
Other liabilities	2	254,906	1,409,929	-	1,664,837
Net intercompany advances	3,172,206	(1,341,912)	(1,830,294)	-	-
Stockholders’ equity	1,414,499	1,110,544	3,475,923	(4,586,467)	1,414,499

Total liabilities and stockholders’ equity	$4,586,707	$4,465,699	$3,078,111	$(4,586,467)	$7,544,050

Condensed Consolidating Statements of Cash Flows					(in 000s)

Nine Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$35,374	$(2,814,643)	$(588,696)	$-	$(3,367,965)

Cash flows from investing:
Mortgage loans originated for investment, net	-	106,721	-	-	106,721
Purchase property & equipment	-	(479)	(80,233)	-	(80,712)
Payments for business acquisitions	-	-	(23,835)	-	(23,835)
Net intercompany advances	89,728	-	-	(89,728)	-
Investing cash flows from discontinued operations	-	(2,836)	3,749	-	913
Other, net	-	7,944	336	-	8,280

Net cash provided by (used in) investing activities	89,728	111,350	(99,983)	(89,728)	11,367

Cash flows from financing:
Repayments of commercial paper	-	(5,125,279)	-	-	(5,125,279)
Proceeds from commercial paper	-	4,133,197	-	-	4,133,197
Repayments of other borrowings	-	(2,161,177)	-	-	(2,161,177)
Proceeds from other borrowings	-	5,097,662	-	-	5,097,662
Proceeds from issuance of LT debt	-	599,376	-	-	599,376
Customer deposits	-	828,872	-	-	828,872
Dividends paid	(137,049)	-	-	-	(137,049)
Proceeds from issuance of common stock	14,527	-	-	-	14,527
Net intercompany advances	-	(469,856)	380,128	89,728	-
Financing cash flows from discontinued operations	-	644,173	-	-	644,173
Other, net	(2,580)	(14,393)	(32,560)	-	(49,533)

Net cash provided by (used in) financing activities	(125,102)	3,532,575	347,568	89,728	3,844,769

Net increase (decrease) in cash	-	829,282	(341,111)	-	488,171
Cash – beginning of period	-	165,118	756,720	-	921,838

Cash – end of period	$-	$994,400	$415,609	$-	$1,410,009

Nine Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$32,882	$(1,549,046)	$(1,223,241)	$-	$(2,739,405)

Cash flows from investing:
Mortgage loans originated for investment, net	-	(1,073,012)	-	-	(1,073,012)
Purchase property & equipment	-	(3,407)	(123,918)	-	(127,325)
Payments for business acquisitions	-	-	(21,679)	-	(21,679)
Net intercompany advances	247,754	-	-	(247,754)	-
Investing cash flows from discontinued operations	-	18,322	(5,571)	-	12,751
Other, net	-	(36,009)	26,587	-	(9,422)

Net cash provided by (used in) investing activities	247,754	(1,094,106)	(124,581)	(247,754)	(1,218,687)

Cash flows from financing:
Repayments of commercial paper	-	(4,893,093)	(8,525)	-	(4,901,618)
Proceeds from commercial paper	-	6,372,135	25,521	-	6,397,656
Repayments of short-term borrowings	-	(889,722)	-	-	(889,722)
Proceeds from short-term borrowings	-	2,320,105	-	-	2,320,105
Customer deposits	-	1,632,875	-	-	1,632,875
Dividends paid	(128,090)	-	-	-	(128,090)
Acquisition of treasury shares	(180,897)	-	-	-	(180,897)
Proceeds from stock options	19,183	-	-	-	19,183
Net intercompany advances	-	(1,413,234)	1,165,480	247,754	-
Financing cash flows from discontinued operations	-	172,301	(100)	-	172,201
Other, net	9,168	(14,425)	(73,987)	-	(79,244)

Net cash provided by (used in) financing activities	(280,636)	3,286,942	1,108,389	247,754	4,362,449

Net increase (decrease) in cash	-	643,790	(239,433)	-	404,357
Cash – beginning of period	-	134,407	539,420	-	673,827

Cash – end of period	$-	$778,197	$299,987	$-	$1,078,184

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
H&R Block is a diversified company delivering tax services and financial advice, investment, and banking services, and business and consulting services. Our Tax Services segment provides income tax return preparation services, electronic filing services and other services and products related to income tax return preparation to the general public primarily in the United States, Canada and Australia. RSM McGladrey, Inc. (RSM) is a national accounting, tax and business consulting firm primarily serving midsized businesses. Our Consumer Financial Services segment offers investment services through H&R Block Financial Advisors, Inc. (HRBFA) and full-service banking through H&R Block Bank (HRB Bank).
Corporate Cost Reduction Program. During the third quarter we announced the implementation of a program to reduce corporate staff and overhead expenses by approximately $110 million per year. As a result of this initiative, we eliminated approximately 325 filled and 180 open positions, representing approximately 23% of corporate support staffing, and recorded a pretax charge for severance-related benefits of $17.1 million during the quarter ended January 31, 2008. Of the total severance charge, $11.3 million was recorded in our corporate operations, while $3.1 million and $2.7 million was recorded in our Tax Services and Consumer Financial Services segments, respectively. We expect these actions will result in reduced compensation expense of approximately $50 million per year. In addition, we are seeking to eliminate approximately $60 million of non-compensation overhead expenses such as consulting, marketing, travel and entertainment.
Discontinued Operations – Recent Developments. On April 19, 2007, we entered into an agreement to sell Option One Mortgage Corporation (OOMC) to Cerberus Capital Management (Cerberus). In conjunction with this plan, we also announced we would terminate the operations of H&R Block Mortgage Corporation (HRBMC), a wholly-owned subsidiary of OOMC.
On December 4, 2007, we agreed to terminate the agreement with Cerberus. We also announced that we would immediately terminate all remaining origination activities and pursue the sale of OOMC’s loan servicing activities. During January 2008, OOMC funded the last loan in its pipeline.
We have estimated the fair values of our servicing and other assets held for sale, and have recorded a valuation allowance of $304.9 million at January 31, 2008, which resulted in impairments of $116.3 million for the nine months ended January 31, 2008.
During fiscal year 2007, we also committed to a plan to sell two smaller lines of business and completed the wind-down of one other line of business, all of which were previously reported in our Business Services segment. One of these businesses was sold during the nine months ended January 31, 2008. Additionally, during fiscal year 2007, we completed the wind-down of our tax operations in the United Kingdom, which were previously reported in Tax Services.
As of January 31, 2008, these businesses are presented as discontinued operations and the assets and liabilities of the businesses being sold are presented as held-for-sale in the condensed consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations.
See discussion of operating results under “Discontinued Operations.”

TAX SERVICES
This segment primarily consists of our income tax preparation businesses – retail, online and software. Additionally, this segment includes commercial tax businesses, which provide tax preparation software and educational materials to CPAs and other tax preparers.

Tax Services – Operating Statistics (U.S. only)

Period November 1 through January 31,	2008	2007

Clients served (in 000s):
Company-owned operations	2,430	2,512
Franchise operations	1,427	1,485
Early season loans(1)	245	344

Total retail operations	4,102	4,341
Digital tax solutions	1,136	1,274

	5,238	5,615

Net average fee per retail client:(2)
Company-owned operations	$181.19	$169.47
Franchise operations	157.91	147.42

	$172.58	$161.27

Offices:
Company-owned	6,835	6,669
Company-owned shared locations(3)	1,478	1,488

Total company-owned offices	8,313	8,157

Franchise	3,812	3,784
Franchise shared locations(3)	913	843

Total franchise offices	4,725	4,627

	13,038	12,784

(1)	Clients who received an Emerald Advance in 2008 or an Instant Money Advance Loan (IMAL) in 2007 but had not yet returned for tax preparation and/or e-filing services.
(2)	Calculated as net tax preparation fees divided by retail clients served, excluding early season loan clients.
(3)	Shared locations include offices located within Wal-Mart, Sears and other third-party businesses.

Tax Services – Operating Results				(in 000s)

Three Months Ended January 31,			Nine Months Ended January 31,
	2008	2007	2008	2007

Service revenues:
Tax preparation fees	$455,036	$437,296	$529,423	$506,868
Other services	65,766	55,913	134,693	122,124

	520,802	493,209	664,116	628,992
Royalties	61,350	59,631	69,111	67,012
Loan participation and related fees	40,584	55,409	41,737	55,709
Other	39,051	19,597	47,490	23,775

Total revenues	661,787	627,846	822,454	775,488

Cost of services:
Compensation and benefits	236,048	224,181	343,661	328,628
Occupancy	90,818	88,726	245,886	226,408
Depreciation	9,399	10,774	26,009	29,731
Other	74,943	71,090	176,410	161,401

	411,208	394,771	791,966	746,168
Cost of other revenues, selling, general and administrative	204,700	173,102	356,047	289,294

Total expenses	615,908	567,873	1,148,013	1,035,462

Pretax income (loss)	$45,879	$59,973	$(325,559)	$(259,974)

Three months ended January 31, 2008 compared to January 31, 2007
Tax Services’ revenues increased $33.9 million, or 5.4%, for the three months ended January 31, 2008 compared to the prior year.
Tax preparation fees increased $17.7 million, or 4.1%, primarily due to an increase of 6.9% in the net average fee per U.S. retail client served, partially offset by a 3.3% decline in tax returns prepared and/or e-filed in U.S. company-owned offices. The decline in clients served is due to a delay in the start of the tax season, which we believe is primarily a result of the late changes to the Alternative Minimum Tax (AMT) program. See additional discussion of AMT changes in “Regulatory Environment.” Results for our third quarter represent only a small portion of the tax season and are not indicative of the results we expect for the entire fiscal year. Clients served in company-owned offices through February 29, 2008 were up 2.8%, as the changes in the AMT program shifted clients normally served in our third quarter into the fourth quarter. We continue to expect retail client growth of zero to two percent for the full fiscal year.
Other service revenues increased $9.9 million, or 17.6%, primarily due to customer fees earned in connection with an agreement with HRB Bank for the H&R Block Emerald Prepaid MasterCard®, under which, this segment shares in the revenues and expenses associated with this program. We also realized a smaller increase in license fees earned from bank products during the quarter.
Loan participation and related fees decreased $14.8 million, or 26.8%, primarily due to participation fees earned on IMALs in the prior year.
Other revenues increased $19.5 million primarily due to fees earned in connection with the Emerald Advance loan program, also under a revenue and expense sharing agreement with HRB Bank.
Total expenses increased $48.0 million, or 8.5%, for the three months ended January 31, 2008. Cost of services increased $16.4 million, or 4.2%, from the prior year, due to higher compensation and benefits. Compensation and benefits expenses increased $11.9 million, or 5.3%, primarily as a result of a 3.2% increase in commission-based wages.
Cost of other revenues, selling, general and administrative expenses increased $31.6 million, or 18.3%. This increase was primarily due to incremental bad debt expense related to our refund anticipation loan (RAL) and new Emerald Advance programs. Approximately $14.2 million of the increase was a one-time charge due to the elimination of cross-collect practices. As a result, banks no longer collect amounts due from clients on our behalf. The remaining increase is primarily due to an incremental $15.8 million in bad debt expense related to our new Emerald Advance loan program, which replaced last year’s IMAL. This expected increase is primarily due to the participation rate on IMALs, which was 26%, while Emerald Advances are funded by HRB Bank. Corporate wages also increased $6.9 million over the prior year due primarily to commercial tax acquisitions. These increases were partially offset by declines in servicing and collection expenses and marketing expenses.
Pretax income for the three months ended January 31, 2008 was $45.9 million, compared to $60.0 million in the prior year.

Nine months ended January 31, 2008 compared to January 31, 2007
Tax Services’ revenues increased $47.0 million, or 6.1%, for the nine months ended January 31, 2008 compared to the prior year.
Tax preparation fees increased $22.6 million, or 4.4%, primarily due to an increase of 6.9% in the net average fee per U.S. retail client served, partially offset by a 3.3% decline in tax returns prepared and/or e-filed in company-owned offices in the current tax season. Our Australian operations contributed $8.1 million to this increase, due to an increase in clients served and favorable changes in foreign currency exchange rates.
Other service revenues increased $12.6 million, or 10.3%, primarily due to customer fees earned in connection with an agreement with HRB Bank for the H&R Block Emerald Prepaid MasterCard®, under which this segment shares in the revenues and expenses associated with this program. This increase was partially offset by a decline in revenues from our Peace of Mind (POM) guarantee, resulting from lower claims in the current year.
Loan participation and related fees decreased $14.0 million, or 25.1%, primarily due to participation fees earned on IMALs in the prior year.
Other revenues increased $23.7 million primarily due to fees earned in connection with the Emerald Advance loan program, also under a revenue and expense sharing agreement with HRB Bank.
Total expenses increased $112.6 million, or 10.9%, for the nine months ended January 31, 2008. Cost of services increased $45.8 million, or 6.1%, from the prior year. Occupancy expenses increased $19.5 million, or

8.6%, primarily as a result of higher rent and utilities expenses due to a 2.7% increase in company-owned offices under lease and a 3.4% increase in the average rent.
Compensation and benefits expenses increased $15.0 million, or 4.6%, primarily as a result of a 3.7% increase in commission-based wages. Other cost of services increased $15.0 million, or 9.3%, due to $7.7 million in additional corporate shared services, primarily related to information technology projects, and additional costs associated with the H&R Block Emerald Prepaid MasterCard®.
Cost of other revenues, selling, general and administrative expenses increased $66.8 million, or 23.1%. This increase was primarily due to $48.4 million of incremental bad debt expense related to our RAL program, which resulted from the change in cross-collect practices mentioned above and a larger number of refund claims denied by the IRS for the 2007 tax season. The IRS made changes to its taxpayer fraud detection system and penalty collection practices, both of which contributed to the increased expense. In addition, we recorded an incremental $15.8 million in incremental bad debt expense related to our new Emerald Advance loan program, which replaced last year’s IMAL. Corporate wages also increased $17.1 million over the prior year due primarily to commercial tax acquisitions. Amortization of intangible assets increased $4.0 million over the prior year, while servicing and collection expenses declined due to changes in the early season loan product and changes in RAL collection expectations.
The pretax loss for the nine months ended January 31, 2008 was $325.6 million, compared to a loss of $260.0 million in the prior year.

BUSINESS SERVICES
This segment offers accounting, tax and consulting services to middle-market companies.

Business Services – Operating Statistics

Three Months Ended January 31,			Nine Months Ended January 31,
	2008	2007	2008	2007

Accounting, tax and consulting:
Chargeable hours	984,851	1,024,572	3,297,153	3,245,598
Chargeable hours per person	319	305	918	894
Net billed rate per hour	$144	$147	$145	$146
Average margin per person	$27,659	$23,216	$76,708	$67,997

Business Services – Operating Results				(in 000s)

Three Months Ended January 31,			Nine Months Ended January 31,
	2008	2007	2008	2007

Service revenues:
Accounting, tax and consulting	$160,884	$165,652	$527,284	$523,801
Other services	18,690	13,912	58,959	58,639

	179,574	179,564	586,243	582,440
Other	12,310	12,599	37,512	33,894

Total revenues	191,884	192,163	623,755	616,334

Cost of services:
Compensation and benefits	98,698	100,309	345,021	349,056
Occupancy	19,138	16,001	54,814	50,623
Other	17,640	21,318	60,871	62,708

	135,476	137,628	460,706	462,387
Amortization of intangible assets	3,372	3,692	10,572	11,969
Cost of other revenues, selling, general and administrative	46,422	49,636	135,988	146,714

Total expenses	185,270	190,956	607,266	621,070

Pretax income (loss)	$6,614	$1,207	$16,489	$(4,736)

Three months ended January 31, 2008 compared to January 31, 2007
Business Services’ revenues for the three months ended January 31, 2008 were essentially flat compared to the prior year, as improvements in our tax and consulting businesses were offset by a decrease in leased employee revenues, as discussed below.

Accounting, tax and consulting service revenues declined $4.8 million, or 2.9%, from the prior year primarily due to a change in organizational structure between the businesses we acquired from American Express Tax and Business Services, Inc. (AmexTBS) and the attest firms that, while not affiliates of our company, also serve our clients. Employees we previously leased to the attest firms have now been transferred to the separate attest practices. As a result, we no longer record the revenues and expenses associated with leasing these employees, which resulted in a reduction of $12.4 million to current quarter revenues. This decline was partially offset by increases of 7.1% and 8.7% in our tax and consulting service revenues, respectively.
Other service revenues increased $4.8 million, or 3.4%, due primarily to a higher number of capital market transactions during the current quarter.
Total expenses were down $5.7 million, or 3.0%, for the three months ended January 31, 2008 compared to the prior year. Cost of services decreased $2.2 million, due primarily to the elimination of employee leasing arrangements with AmexTBS as discussed above, and lower bad debt expense for the current quarter. These decreases were offset by increases in the number of employees and the average wage per employee.
Cost of other revenues, selling, general and administrative expenses decreased $3.2 million, or 6.5%, primarily due to a decrease of $3.1 million in external consulting fees.
Pretax income for the three months ended January 31, 2008 was $6.6 million compared to income of $1.2 million in the prior year.

Nine months ended January 31, 2008 compared to January 31, 2007
Business Services’ revenues for the nine months ended January 31, 2008 increased $7.4 million, or 1.2%, over the prior year, as increases in our tax and consulting businesses were partially offset by a decrease in leased employee revenue.
Accounting, tax and consulting service revenues increased $3.5 million, or 6.6%, over the prior year primarily due to increases of 9.7% and 11.0% in our tax and consulting service revenues, respectively. These increases were partially offset by the change in organizational structure with AmexTBS discussed above, which resulted in a reduction of $31.1 million to current year revenues.
Other revenues increased $3.6 million, or 10.7%, due to increased sales of computer hardware and software products and additional fees received from our accounting network.
Total expenses decreased $13.8 million, or 2.2%, for the nine months ended January 31, 2008 compared to the prior year. Cost of services was down slightly from the prior year, as a decrease in compensation and benefits was offset by increases in occupancy expenses. The decrease in compensation and benefits was primarily due to the change in organizational structure with AmexTBS as discussed above.
Cost of other revenues, selling, general and administrative expenses decreased $10.7 million, or 7.3%, primarily due to decreases of $9.6 million and $4.0 million in external consulting and legal fees, respectively. Additional consulting fees were incurred in the prior year related to our marketing initiatives, and additional legal expenses were incurred in the prior year related to international acquisitions that were ultimately not completed. These decreases were partially offset by increased costs associated with our business development initiatives.
Pretax income for the nine months ended January 31, 2008 was $16.5 million compared to a pretax loss of $4.7 million in the prior year.

CONSUMER FINANCIAL SERVICES
This segment is primarily engaged in offering brokerage services, along with investment planning and related financial advice through HRBFA and full-service banking through HRB Bank. HRBFA offers traditional brokerage services, as well as annuities, insurance, fee-based accounts, online account access, equity research and focus lists, model portfolios, asset allocation strategies, and other investment tools and information. HRB Bank offers traditional banking services including checking and savings accounts, home equity lines of credit, individual retirement accounts, certificates of deposit and prepaid debit card accounts. HRBFA utilizes HRB Bank for certain FDIC-insured deposits for its clients. HRB Bank has also historically purchased loans from OOMC and HRBMC, in addition to prime loan purchases from third-party sellers. During the first quarter of fiscal year 2008, HRB Bank stopped purchasing loans from OOMC and HRBMC.

Consumer Financial Services – Operating Statistics
	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007

Broker-dealer:
Traditional brokerage accounts(1)	378,399	394,767	378,399	394,767
New traditional brokerage accounts funded by tax clients	2,486	2,270	8,694	7,425
Cross-service revenue as a percent of total production revenue(2)	16.6%	14.8%	17.7%	16.1%
Average assets per traditional brokerage account	$84,133	$81,774	$84,133	$81,774
Average margin balances (millions)	$398	$390	$373	$414
Average customer payable balances (millions)	$522	$630	$537	$626
Number of advisors	971	911	971	911
Banking:
Efficiency ratio(3)	63%	36%	54%	37%
Annualized net interest margin(4)	7.28%	2.62%	4.01%	2.88%
Annualized pretax return on average assets(5)	3.47%	2.63%	1.23%	1.96%
Total assets (thousands)	$2,395,156	$1,814,259	$2,395,156	$1,814,259
Mortgage loans held for investment:
Average FICO score	717	715	717	715
Average loan-to-value	76.8%	79.2%	76.8%	79.2%
Average debt-to-income ratio	34.3%	39.3%	34.3%	39.3%
Delinquency rate	7.13%	2.66%	7.13%	2.66%
Loans purchased from affiliates (thousands):
Purchased from affiliates	$-	$311,883	$56,341	$1,035,007
Repurchased by affiliates	(1,990)	(11,235)	(193,648)	(11,235)

	$(1,990)	$300,648	$(137,307)	$1,023,772

(1)	Includes only accounts with a positive balance.
(2)	Defined as revenue generated from referred customers divided by total production revenue.
(3)	Defined as non-interest expense divided by revenue net of interest expense. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.
(4)	Defined as annualized net interest revenue divided by average bank earning assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.
(5)	Defined as annualized pretax banking income divided by average bank assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.

Consumer Financial Services – Operating Results				(in 000s)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007

Service revenues:
Financial advisor production revenue	$53,592	$52,843	$165,274	$145,306
Other	22,795	22,710	54,249	40,290

	76,387	75,553	219,523	185,596

Net interest income:
Margin lending	10,485	13,278	34,034	40,173
Banking activities	16,266	6,188	31,416	14,309

	26,751	19,466	65,450	54,482

Provision for loan loss reserves	(419)	(1,684)	(12,345)	(3,386)
Other	101	309	429	898

Total revenues(1)	102,820	93,644	273,057	237,590

Cost of services:
Compensation and benefits	39,560	35,145	119,525	99,467
Occupancy	6,321	5,112	16,390	15,020
Other	12,926	4,494	22,826	14,852

	58,807	44,751	158,741	129,339
Amortization of intangible assets	3,053	9,157	21,365	27,469
Selling, general and administrative	27,972	28,777	82,838	75,210

Total expenses	89,832	82,685	262,944	232,018

Pretax income	$12,988	$10,959	$10,113	$5,572

Supplemental information Revenues:(1)
Broker-dealer	$76,748	$82,617	$238,431	$219,801
Bank	26,072	11,027	34,626	17,789

	$102,820	$93,644	$273,057	$237,590

Pretax income (loss):
Broker-dealer	$670	$4,506	$(2,638)	$(4,470)
Bank	12,318	6,453	12,751	10,042

	$12,988	$10,959	$10,113	$5,572

(1)	Total revenues, less loan loss reserves on mortgage loans held for investment and interest expense.

Three months ended January 31, 2008 compared to January 31, 2007
Consumer Financial Services’ revenues, net of interest expense and provision for loan loss reserves, for the three months ended January 31, 2008 increased $9.2 million, or 9.8%, over the prior year. The increase was due to higher revenues at HRB Bank of $15.0 million, offset by a $5.9 million decrease at HRBFA.
Financial advisor production revenue, which consists primarily of fees earned on assets under administration and commissions on client trades, was essentially flat compared to the prior year as higher annuitized revenues were offset by lower closed-end fund revenues. The following table summarizes the key drivers of production revenue:

Three Months Ended January 31,	2008	2007

Client trades	253,554	234,417
Average revenue per trade	$110.47	$139.25
Ending balance of assets under administration (billions)	$31.8	$32.3
Annualized productivity per advisor	$228,000	$237,000

Net interest income on margin lending activities declined $2.8 million, or 21.0%, due to declining interest rates. In January 2008, the Federal Funds rate was reduced by a total of 125 basis points. As this rate is reduced, we reduce the rates on margin and other asset balances, and therefore, net interest income is reduced. The impact of the January rate reductions had a small impact on our third quarter results but will have a larger negative impact on net interest income in our fourth quarter.
Net interest income on banking activities increased $10.1 million from the prior year primarily due to interest income received on our new Emerald Advance loan products and an increase in mortgage loans held for investment, partially offset by an increase in deposits. The following table summarizes the key drivers of net interest revenue on banking activities:

			(dollars in 000s)

	Average Balance		Average Rate Earned (Paid)
Three Months Ended January 31,	2008	2007	2008	2007

Mortgage loans held for investment	$1,089,566	$817,578	6.31%	6.91%
Emerald Advance lines of credit	171,925	-	36.00%	-%
Other investments	154,498	136,999	4.20%	5.31%
Deposits	1,117,946	787,160	(4.07)%	(4.77%)

Although the target rate on Federal Funds decreased during the third quarter, the impact to the HRB Bank’s net interest margin was minimal. On an annualized basis the rate decrease should have a positive impact to HRB Bank’s net interest margin.
Total expenses rose $7.1 million, or 8.6%, from the prior year. Compensation and benefits increased $4.4 million, or 12.6%, primarily due to higher commission and bonus payouts related to an increased number of recently recruited advisors. Other cost of services increased $8.4 million primarily due to higher expenses associated with the H&R Block Prepaid Emerald MasterCard® program.
Amortization of intangible assets decreased $6.1 million, or 66.7%, as the related intangible assets were fully amortized in November 2007.
Pretax income for the three months ended January 31, 2008 was $13.0 million compared to prior year income of $11.0 million, as the decline at HRBFA was offset by improvements at HRB Bank.

Nine months ended January 31, 2008 compared to January 31, 2007
Consumer Financial Services’ revenues, net of interest expense and provision for loan loss reserves, for the nine months ended January 31, 2008 increased $35.5 million, or 14.9%, over the prior year. The increase was due to increases at HRBFA of $18.6 million and HRB Bank of $16.8 million.
Financial advisor production revenue was up $20.0 million, or 13.7%, from the prior year primarily due to higher annualized production per advisor driven by an increase in fee-based account revenue and annuity transactions. The following table summarizes the key drivers of production revenue:

Nine Months Ended January 31,	2008	2007

Client trades	736,256	673,754
Average revenue per trade	$120.88	$124.86
Ending balance of assets under administration (billions)	$31.8	$32.3
Annualized productivity per advisor	$234,000	$207,000

Other service revenues increased $14.0 million due an increase in fees received on sweep products and the H&R Block Prepaid Emerald MasterCard® program.
Net interest income on margin lending activities declined $6.1 million, or 15.3%, due to declining balances and interest rates. In January 2008, the Federal Funds rate was reduced by a total of 125 basis points. As this rate is reduced, we reduce the rates on margin and other asset balances, and therefore, net interest income is reduced. The impact of the January rate reductions had a small impact on our third quarter results but will have a larger negative impact on net interest income in our fourth quarter.
Net interest income on banking activities increased $17.1 million from the prior year due to interest income received on our new Emerald Advance loan products and an increase in mortgage loans held for investment, partially offset by an increase in deposits. The following table summarizes the key drivers of net interest revenue on banking activities:

			(dollars in 000s)

	Average Balance		Average Rate Earned (Paid)
Nine Months Ended January 31,	2008	2007	2008	2007

Mortgage loans held for investment	$1,207,583	$603,051	6.64%	6.92%
Emerald Advance lines of credit	57,930	-	36.00%	-%
Other investments	101,979	65,596	4.77%	5.24%
Deposits	1,063,370	509,394	(4.72)%	(5.01%)

Although the target rate on Federal Funds decreased during the third quarter, the impact to the HRB Bank’s net interest margin was minimal. On an annualized basis the rate decrease should have a positive impact to HRB Bank’s net interest margin.
We recorded a provision for loan losses on our mortgage loans held for investment of $12.3 million during the current year, compared to $3.4 million in the prior year. Our loan loss provision increased significantly during the current year as a result of declining collateral values due to declining residential home prices, and increasing delinquencies occurring in our portfolio. The residential mortgage industry has experienced similar trends. If adverse trends continue, we may be required to record additional loan loss provisions, and those losses may be significant.
Our loan loss reserve as a percent of mortgage loans was 1.49%, or $15.9 million, at January 31, 2008, compared to 0.27%, or $2.9 million, at January 31, 2007. Mortgage loans held for investment at January 31, 2008 totaled $1.0 billion, $778.0 million of which were purchased from OOMC and HRBMC. The delinquency rate of mortgage loans greater than thirty days past due was 7.13% compared to 2.66% at January 31, 2007.
Total expenses rose $30.9 million, or 13.3%, from the prior year. Compensation and benefits increased $20.1 million, or 20.2%, primarily due to higher commission and bonus payouts resulting from improved production revenue and a higher number of recently recruited advisors. Other cost of services increased primarily due to higher expenses from the H&R Block Prepaid Emerald MasterCard® program.
Amortization of intangible assets decreased $6.1 million, or 22.2%, as the related intangible assets were fully amortized in November 2007.
Selling, general and administrative expenses increased $7.6 million, or 10.1%, primarily due to gains on the disposition of certain assets recorded in the prior year.
Pretax income for the nine months ended January 31, 2008 was $10.1 million compared to prior year income of $5.6 million, as HRBFA and HRB Bank posted improvements of $1.8 million and $2.7 million, respectively.

CORPORATE OPERATIONS, INTEREST AND INCOME TAXES

Three months ended January 31, 2008 compared to January 31, 2007
The pretax loss recorded in our corporate operations for the three months ended January 31, 2008 was $61.4 million compared to $50.0 million in the prior year. The increased loss is primarily due to $11.3 million of severance costs related to our corporate cost reduction activities and $9.1 million in severance costs related to our former chief executive and financial officers. These incremental costs were partially offset by a $7.6 million decline in interest expense, which resulted from increased allocation of interest expense to our discontinued operations. See discussion in note 12 to the condensed consolidated financial statements.
We reported pretax income from continuing operations during the quarter of $4.1 million and, assuming a 35% federal tax rate, our expected tax expense for the quarter would be $1.4 million. We reported a tax benefit of $5.2 million, a difference of $6.6 million from our expected tax. During the current quarter, we recorded discrete tax benefits of $3.5 million, relating to the adjustment of estimated tax provisions in fiscal year 2007, partially offset by reserves for uncertain tax positions. The remaining difference related to an adjustment of estimated taxes provided during the six months ended October 31, 2007. Our estimated annual effective tax rate for continuing operations in fiscal year 2008 is approximately 40%.
Income taxes for continuing operations for the prior year includes one-time benefits of $8.6 million during the three months ended January 31, 2007. The benefit in the prior year related primarily to a permanent deduction for our investment in a foreign subsidiary and net adjustments of our prior year estimated tax provision and tax reserves.

Our effective tax rate for discontinued operations was 41.7% and 50.3% for the three months ended January 31, 2008 and 2007, respectively. Our effective tax rate for discontinued operations for the full fiscal year ended April 30, 2007, was 34.5%.

Nine months ended January 31, 2008 compared to January 31, 2007
The pretax loss recorded in our corporate operations for the nine months ended January 31, 2008 was $104.2 million compared to $111.3 million in the prior year. The lower loss is primarily due to a $23.6 million decline in interest expense, which resulted from increased allocation of interest expense to our discontinued operations. See discussion in note 12 to the condensed consolidated financial statements. We also recorded $5.8 million in additional investment income in the current year. These improvements were partially offset by $11.3 million of severance costs related to our corporate cost reduction activities and $9.1 million in severance costs related to our former chief executive and financial officers.
Our effective tax rate for continuing operations was 41.3% and 41.5% for the nine months ended January 31, 2008 and 2007, respectively. Our effective tax rate for continuing operations in both periods was higher than expected primarily due to net discrete tax benefits discussed above. Our effective tax rate for discontinued operations was 37.4% and 48.4% for the nine months ended January 31, 2008 and 2007, respectively.

DISCONTINUED OPERATIONS
Discontinued operations includes OOMC and HRBMC, mortgage businesses historically engaged in the origination and acquisition of non-prime and prime mortgage loans, the sale and securitization of mortgage loans and residual interests, and the servicing of non-prime loans. During the quarter ended January 31, 2008, we terminated all origination activities. Also included are the results of three smaller lines of business previously reported in our Business Services segment, as well as our tax operations in the United Kingdom previously reported in our Tax Services segment. Income statement data presented below is net of eliminations of intercompany activities.

Discontinued Operations – Operating Statistics				(in 000s)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007

Volume of loans originated:
Wholesale (non-prime)	$14,214	$5,666,513	$3,568,822	$19,023,438
Retail:
Prime	28,780	268,866	382,737	826,917
Non-prime	-	325,020	97,471	1,380,627

	$42,994	$6,260,399	$4,049,030	$21,230,982

Loan delivery:
Loan sales:
Third-party buyers, net of repurchases	$122,063	$6,030,094	$4,166,051	$20,470,751
HRB Bank, net of repurchases	(1,990)	300,648	(137,307)	1,023,772

	$120,073	$6,330,742	$4,028,744	$21,494,523

Discontinued Operations – Operating Results				(in 000s)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007

Components of gains on sales:
Gain (loss) on mortgage loans	$(3,230)	$46,533	$(118,934)	$333,317
Gain (loss) on derivatives	295	35,179	1,240	20,372
Loan sale repurchase reserves	(49,474)	(111,122)	(379,440)	(251,083)
Gain on sale of residual interests	-	7,296	-	7,296
Impairment of residual interests	(14,652)	(43,557)	(125,948)	(73,059)

	(67,061)	(65,671)	(623,082)	36,843
Interest income	8,015	12,184	34,642	42,108
Loan servicing revenue	85,677	109,833	276,092	332,336
Other	4,925	23,737	16,441	33,963

Total revenues	31,556	80,083	(295,907)	445,250

Cost of services	64,213	101,383	202,859	281,249
Cost of other revenues	56,673	79,700	173,975	223,908
Change in valuation allowance	(29,926)	—	116,303	—
Selling, general and administrative	37,739	64,254	194,665	194,205

Total expenses	128,699	245,337	687,802	699,362

Pretax loss	(97,143)	(165,254)	(983,709)	(254,112)
Income tax benefit	(40,501)	(83,058)	(368,144)	(122,915)

Net loss	$(56,642)	$(82,196)	$(615,565)	$(131,197)

The non-prime residential mortgage loan market has been adversely affected by a weakening housing market and increasing rates of delinquencies and defaults. We have been significantly and negatively impacted by the events and conditions impacting the broader non-prime residential mortgage loan market, resulting in significant impairments and operating losses during fiscal 2007 and 2008.

Three months ended January 31, 2008 compared to January 31, 2007
On December 4, 2007, we announced we would terminate all origination activities, although we would fulfill loan commitments in our pipeline. In January 2008, OOMC funded its last loan.
The pretax loss of $97.1 million for the three months ended January 31, 2008 includes $49.5 million for loss provisions and repurchase reserves, impairments of residual interests of $14.7 million and expenses related to the closing of origination and corporate activities. Restructuring costs recorded during the quarter totaled $27.9 million. All other non-cost of service expenses are declining as the business winds down. We have estimated the fair values of the servicing business and other assets, which resulted in a reduction in asset impairment for the third quarter ending January 31, 2008 of $29.9 million.

The following table summarizes the key metrics related to our loan servicing business:

	(dollars in 000s)

Three Months Ended January 31,	2008	2007

Average servicing portfolio:
With related MSRs	$56,046,269	$63,809,435
Without related MSRs	2,089,728	6,412,788

	$58,135,997	$70,222,223

Ending servicing portfolio:
With related MSRs	$54,039,841	$63,942,819
Without related MSRs	1,453,186	3,589,355

	$55,493,027	$67,532,174

Number of loans serviced	309,521	395,390
Average delinquency rate	24.38%	11.22%
Weighted average FICO score	621	621
Weighted average interest rate (WAC) of portfolio	8.57%	8.14%
Carrying value of MSRs	$165,490	$263,140

Loan servicing revenues decreased $24.2 million, or 22.0%, compared to the prior year. The decrease reflects a decline in our average servicing portfolio, which decreased 17.2%, to $58.1 billion. The decline in our average servicing portfolio is the result of a decline in the subservicing portfolio and the absence of new originations. As a result of our decision to terminate remaining loan origination activities, loan servicing revenues are expected to continue to decline.
Cost of services decreased $37.2 million primarily due to lower amortization of MSRs.
The pretax loss of our discontinued operations for the three months ended January 31, 2008 was $97.1 million compared to a loss of $165.3 million in the prior year. The loss from discontinued operations for the current period of $56.6 million is net of tax benefits of $40.5 million, and primarily includes income tax benefits related to OOMC.

Nine months ended January 31, 2008 compared to January 31, 2007
The pretax loss of $983.7 million for the nine months ended January 31, 2008 includes losses of $7.2 million from our Business Services discontinued operations, with the remainder from our mortgage business. As discussed more fully below, mortgage results include $379.4 million in loss provisions and repurchase reserves, impairments of residual interests of $125.9 million and impairments of other assets totaling $116.3 million.
The following table summarizes the key drivers of loan origination volumes and related gains on sales of mortgage loans:

	(dollars in 000s)

Nine Months Ended January 31,	2008	2007

Application process:
Total number of applications	35,170	203,198
Originations:
Total number of loans originated	16,347	102,544
WAC	8.75%	8.64%
Average loan size	$248	$207
Total volume of loans originated	$4,049,030	$21,230,982
Direct origination and acquisition expenses, net	$23,535	$135,442
Revenue (loan value):
Net gain on sale — gross margin(1)	(12.28)%	0.48%

(1)	Defined as gain on sale of mortgage loans (including gain or loss on derivatives, mortgage servicing rights and net of direct origination and acquisition expenses) divided by origination volume.

We recorded losses on sales of mortgage assets of $623.1 million during the current year, compared to gains of $36.8 million in the prior year. This decrease resulted primarily from significantly lower origination volumes and loan sale premiums, and increases in loan repurchase reserves and impairments of residual interests.

During the current year, concerns about credit quality in the non-prime industry resulted in lower demand for non-prime loans and a higher yield requirement by investors that purchase the loans. As a result, during the current year we originated mortgage loans that, by the time we sold them in the secondary market, were valued at less than par. Our net gain on sale gross margin for the nine months ended January 31, 2008 was a negative 12.28%. Additionally, our loan sale premium declined 467 basis points to a negative 3.51% in the current year, from 1.16% in the prior year.
We recorded total loss provisions relating to the repurchase and disposition of loans previously sold of $379.4 million during the current year compared to $251.1 million in the prior year. The provision recorded in the current year consists of $189.1 million recorded on loans sold during the current year and $190.3 million related to loans sold in the prior year. After we repurchased the loans, we have experienced higher severity of losses on those loans. Based on historical experience, we assumed an average 50% loss severity at January 31, 2008, compared to 26% at April 30, 2007, on loans repurchased and expected to be repurchased due to early payment defaults and violations of representations and warranties. See additional discussion of our reserves and repurchase obligations in “Critical Accounting Policies” and in note 12 to our condensed consolidated financial statements.
During the current year, the disruption in the secondary market also impacted our residual interests. We recorded impairments of residual interests of $125.9 million due to higher expected credit losses resulting from the decline in performance of the underlying collateral and an increase in our discount rate assumption from 25% to 30%. As of January 31, 2008, substantially all residual interests from originations prior to January 2007 were written down to zero value. Residual interests at January 31, 2008 have a current carrying value of $25.9 million.
During the current year, we recorded a net $1.2 million in gains, compared to $20.4 million in the prior year, related to our various derivative instruments. We ceased all derivative activities during the second quarter. See note 12 to the condensed consolidated financial statements.
The following table summarizes the key metrics related to our loan servicing business:

	(dollars in 000s)

Nine Months Ended January 31,	2008	2007

Average servicing portfolio:
With related MSRs	$59,461,814	$63,794,781
Without related MSRs	2,601,676	8,728,890

	$62,063,490	$72,523,671

Ending servicing portfolio:
With related MSRs	$54,039,841	$63,942,819
Without related MSRs	1,453,186	3,589,355

	$55,493,027	$67,532,174

Number of loans serviced	309,521	395,390
Average delinquency rate	19.61%	9.03%
Weighted average FICO score	622	621
Weighted average interest rate (WAC) of portfolio	8.46%	8.04%
Carrying value of MSRs	$165,490	$263,140

Loan servicing revenues decreased $56.2 million, or 16.9%, compared to the prior year. The decrease reflects a decline in our average servicing portfolio, which decreased 14.4%, to $62.1 billion. The decline in our average servicing portfolio is the result of a decline in the subservicing portfolio and significantly lower origination volumes, as discussed above. As a result of our decision to terminate remaining loan origination activities, loan servicing revenues are expected to continue to decline.
Total expenses for the nine months ended January 31, 2008 decreased $11.6 million, or 1.7%, from the prior year. Cost of services decreased $78.4 million primarily due to lower amortization of MSRs.
Cost of other revenues decreased $49.9 million, primarily due to our ongoing restructuring plans. As a result, compensation and benefits declined due to lower staffing levels, although this reduction was partially offset by increased occupancy expenses as a result of early termination costs on leases.
We also recorded $116.3 million in asset impairments related to the pending sale and closure of our mortgage operations and other discontinued operations. See discussion of the termination of our agreement to sell

OOMC in note 1 to the condensed consolidated financial statements and Part II, Item 1A, under “Potential Sale Transaction.”
Selling, general and administrative expenses were flat compared to the prior year, as restructuring charges recorded in the current year were offset by lower operating expenses resulting from prior year restructuring activities.
The pretax loss for the nine months ended January 31, 2008 was $983.7 million compared to a loss of $254.1 million in the prior year.
The loss from discontinued operations for the current period of $615.6 million is net of tax benefits of $368.1 million, and primarily includes income tax benefits related to OOMC. Losses from discontinued operations for all of fiscal year 2007 totaled $808.0 million, net of tax benefits of $425.0 million, including tax benefits related to OOMC of $374.6 million. Although the tax position associated with deferred tax benefits of discontinued businesses will more likely than not be sustained, there is a level of uncertainty associated with the amount of benefit. We believe the net deferred tax asset at January 31, 2008 is, more likely than not, realizable.

FINANCIAL CONDITION
These comments should be read in conjunction with the condensed consolidated balance sheets and condensed consolidated statements of cash flows found on pages 1 and 3, respectively.

CAPITAL RESOURCES & LIQUIDITY BY SEGMENT
Our sources of capital primarily include cash from operations, issuances of common stock and debt. We use capital primarily to fund working capital requirements, pay dividends and acquire businesses. Our Tax Services and Business Services segments are highly seasonal and therefore generally require the use of cash to fund operating losses during the period May through December. Our mortgage operations have incurred significant operating losses in recent quarters, also requiring the use of cash and working capital.
Given the likely availability of a number of liquidity options, we believe, that in the absence of any unexpected developments, our existing sources of capital at January 31, 2008 are sufficient to meet our operating needs.
Cash From Operations. Cash used in operating activities for the first nine months of fiscal 2008 totaled $3.4 billion, compared with $2.7 billion for the same period of the prior fiscal year. The change was due primarily to increased losses and working capital requirements of our discontinued mortgage businesses, partially offset by lower net income tax payments, which declined $434.4 million from the prior year.
Issuance of Common Stock. We issue shares of common stock, in accordance with our stock-based compensation plans, out of treasury shares. Proceeds from the issuance of common stock totaled $17.4 million and $26.0 million for the nine months ended January 31, 2008 and 2007, respectively.
Dividends. Dividends paid totaled $137.0 million and $128.1 million for the nine months ended January 31, 2008 and 2007, respectively.
Share Repurchases. There are 22.4 million shares remaining under share repurchase authorizations at January 31, 2008. We purchase shares on the open market in accordance with existing authorizations, subject to various factors including the price of the stock, our ability to maintain liquidity and financial flexibility, securities laws restrictions, internally and regulatory targeted capital levels and other investment opportunities.
The OTS requires us to maintain a three percent minimum ratio of adjusted tangible capital to adjusted total assets. Due to significant losses in our mortgage operations, we did not meet this minimum capital requirement at April 30, 2007 and at January 31, 2008. We are currently seeking the elimination or modification of the three percent minimum capital requirement as a result of cessation of our mortgage business. To the extent the minimum capital requirement remains applicable or is not modified by the OTS, our ability to repurchase shares of our common stock may be restricted.
Debt. In April 2007, we obtained a $500.0 million credit facility to provide funding for the $500.0 million of 8 1/2% Senior Notes which were due April 16, 2007. This facility was amended on December 20, 2007 to extend the term of the facility. Under the amended facility, $250.0 million will mature on February 29, 2008 and $250.0 million will mature on April 30, 2008. The facility is subject to various covenants that are similar to our primary unsecured committed lines of credit (CLOCs). At January 31, 2008, the balance under this facility was $28.2 million, having been substantially repaid with the proceeds of Senior Notes as discussed below.
On January 11, 2008, we issued $600.0 million of 7.875% Senior Notes under our shelf registration. The Senior Notes are due January 15, 2013, and are not redeemable by the bondholders prior to maturity. The net proceeds of this transaction were used to repay $471.8 million of the $500.0 million facility discussed above, with the remaining proceeds used for working capital and general corporate purposes. As of January 31, 2008, we had $250.0 million remaining under our shelf registration for additional debt issuances.
We had no commercial paper outstanding at January 31, 2008, compared to $1.5 billion at January 31, 2007. As an alternative to commercial paper issuance, we have been borrowing under our CLOCs to support working capital requirements primarily arising from off-season operating losses in our Tax Services and Business Services segments and operating losses from our mortgage businesses. We had $1.8 billion outstanding under our CLOCs at January 31, 2008. See additional discussion in “Commercial Paper Issuance and Other Borrowings” and note 5 to the condensed consolidated financial statements.
We entered into a committed line of credit agreement with HSBC Finance Corporation (HSBC Finance) effective January 10, 2008 for use as a funding source for the purchase of RAL participations. This line will make available funding totaling $3.0 billion through March 30, 2008 and $120.0 million thereafter through June 30, 2008. This line is subject to various covenants that are similar to our amended CLOCs, and is secured by our RAL participations. At January 31, 2008, there was $1.7 billion outstanding on this facility.
Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents – restricted totaled $326.3 million at January 31, 2008 compared to $332.6 million at April 30, 2007. Consumer Financial Services held $256.0 million of this total segregated in a special reserve account for the exclusive benefit of its broker-dealer clients. Our corporate operations also held $60.0 million in restricted cash related to our $3.0 billion line of credit with HSBC Finance.
Segment Cash Flows. A condensed consolidating statement of cash flows by segment for the nine months ended January 31, 2008 is as follows:

(in 000s)

			Consumer
	Tax	Business	Financial		Discontinued	Consolidated
	Services	Services	Services	Corporate(1)	Operations	H&R Block

Cash provided by (used in):
Operations	$(2,052,613)	$97,257	$(282,686)	$(413,631)	$(716,292)	$(3,367,965)
Investing	(55,624)	(14,818)	111,348	(30,452)	913	11,367
Financing	(25,380)	(5,208)	743,907	2,487,277	644,173	3,844,769
Net intercompany	2,195,616	(94,702)	255,480	(2,427,600)	71,206	-

(1)	Income tax payments, net of refunds of $89.9 million received during the nine months ended January 31, 2008, are included in Corporate.

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
Tax Services. Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in the fourth quarter. Tax Services used $2.1 billion in its current nine-month operations to cover off-season costs and working capital requirements. This segment used $55.6 million in investing activities primarily related to capital expenditures and acquisitions, and used $25.4 million in financing activities related to book overdrafts.
Business Services. Business Services funding requirements are largely related to receivables for completed work and “work in process.” We provide funding sufficient to cover their working capital needs. This segment provided $97.3 million in operating cash flows during the first nine months of the year, primarily due to collections on receivables. Business Services used $14.8 million in investing activities primarily related to capital expenditures.
Consumer Financial Services. In the first nine months of fiscal year 2008, Consumer Financial Services used $282.7 million in cash from its operating activities primarily due to the timing of cash deposits that are restricted for the benefit of its broker-dealer clients. The segment provided $111.3 million in investing activities primarily from principal payments received on mortgage loans held for investment and provided $743.9 million in financing activities due primarily to FDIC-insured deposits held at HRB Bank.
HRB Bank is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which extends credit to member banks based on eligible collateral. At January 31, 2008, HRB Bank had FHLB advance capacity of $523.6 million, and there was $104.0 million outstanding on this facility. Mortgage loans held for investment of $940.0 million were pledged as collateral on these advances.
BFC made an additional capital contribution to HRB Bank of $107.1 million during the three months ended January 31, 2008. This contribution was necessary for HRB Bank to meet its capital requirements due to seasonal fluctuations in its balance sheet. Also during the three months ended January 31, 2008, we submitted an application to the OTS requesting that HRB Bank be allowed to pay dividends to BFC in an amount that will not exceed the capital necessary to continuously maintain HRB Bank’s required 12.0% leverage ratio. The OTS approved our application on February 29, 2008.
Discontinued Operations. These operations have historically generated cash as a result of the sale and securitization of mortgage loans and residual interests, and as residual interests begin to cash flow. Our discontinued operations used $716.3 million in cash from operating activities primarily due to losses during the nine months ended January 31, 2008. Operating cash flows of discontinued operations in the table above includes the net loss from discontinued operations of $615.6 million. Cash provided by financing activities of $644.2 million reflects the proceeds from a servicing advance facility, as discussed below, less the repayment of an on-balance sheet warehouse line.
On October 1, 2007, OOMC entered into a facility to fund servicing advances (the “Servicing Advance Facility”), in which the servicing advances are collateral for the facility. The Servicing Advance Facility originally provided funding of up to $400.0 million to fund servicing advances through October 1, 2008. During the three months ended January 31, 2008, the facility was amended, increasing the available funding to $1.2 billion as of January 31, 2008. This facility is subject to various triggers, events or occurrences that could result in earlier termination, and bears interest at one-month LIBOR plus an additional margin rate. The Servicing Advance Facility terminates upon a “change in control” of OOMC, in which (i) a party or parties acting in concert acquire a 20% or more equity interest in OOMC or (ii) the Company does not own more than a 50% equity interest in OOMC. This on-balance sheet facility had a balance of $857.1 million at January 31, 2008, with the related liability reported in liabilities held-for-sale.
Due to market conditions, OOMC had significant borrowings on its line of credit from Block Financial LLC (BFC), its direct corporate parent. BFC provides a line of credit of at least $150 million for working capital needs. There is no commitment to fund any further operations of OOMC.
See discussion of changes in the off-balance sheet arrangements of our discontinued operations below.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS
In connection with our decision to cease all loan origination activities, we terminated all remaining on- and off-balance sheet warehouse facilities during the three months ended January 31, 2008.
Other than the changes outlined above, there have been no material changes in our off-balance sheet financing arrangements from those reported at April 30, 2007 in our Annual Report on Form 10-K.

COMMERCIAL PAPER ISSUANCE AND OTHER BORROWINGS
The following chart provides the debt ratings for BFC as of January 31, 2008 and April 30, 2007:

	January 31, 2008							April 30, 2007
	Short-term		Long-term		Outlook	Short-term		Long-term	Outlook

Fitch	F3		BBB		Negative	F1		A	Stable
Moody’s	P2		Baa1		Negative	P2		A3	Negative
S&P	A3		BBB-		Negative	A2		BBB+	Negative
DBRS	R-2(high	)	BBB(high	)	Negative	R-1(low	)	A	Stable

Market conditions and credit-rating downgrades have negatively impacted our ability to issue commercial paper. As a result, we had no commercial paper outstanding at January 31, 2008. As an alternative to commercial paper issuance, we have been borrowing under our CLOCs to support working capital requirements arising from off-season operating losses in our Tax Services and Business Services segments and operating losses from our mortgage businesses.
At January 31, 2008, we maintained $2.0 billion in revolving credit facilities to support issuance of commercial paper and for general corporate purposes. These CLOCs, and borrowings thereunder, have a maturity date of August 2010 and an annual facility fee in a range of six to fifteen basis points per annum, based on our credit ratings. We had a combined $1.8 billion outstanding as of January 31, 2008, and $950.0 million as of March 5, 2008. These borrowings are included in long-term debt on our condensed consolidated balance sheet due to their contractual maturity date. The CLOCs, among other things, require we maintain at least $650.0 million of adjusted net worth, as defined in the agreement, on the last day of any fiscal quarter. On November 19, 2007, the CLOCs were amended to, among other things, require $450.0 million of adjusted net worth, for the fiscal quarters ending October 31, 2007 and January 31, 2008. We had adjusted net worth of $463.9 million at January 31, 2008, primarily due to operating losses of our discontinued operations.
On January 11, 2008, we issued $600.0 million of 7.875% Senior Notes under our shelf registration. The Senior Notes are due January 15, 2013, and are not redeemable by the bondholders prior to maturity. The net proceeds of this transaction were used to repay $471.8 million of the $500.0 million facility discussed above, with the remaining proceeds used for working capital and general corporate purposes. As of January 31, 2008, we had $250.0 million remaining under our shelf registration for additional debt issuances.
We entered into a line of credit agreement with HSBC Finance Corporation effective January 10, 2008 for use as a funding source for the purchase of RAL participations. This line will make available funding totaling $3.0 billion through March 30, 2008 and $120.0 million thereafter through June 30, 2008. This line is subject to various covenants that were similar to our amended CLOCs, and was secured by our RAL participations. At January 31, 2008, there was $1.7 billion outstanding on this facility.
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

REGULATORY ENVIRONMENT
In March 2006, the OTS approved the federal savings bank charter of HRB Bank. HRB Bank commenced operations on May 1, 2006, at which time H&R Block, Inc. became a savings and loan holding company. As a savings and loan holding company, H&R Block, Inc. is subject to regulation by the OTS. Federal savings banks are subject to extensive regulation and examination by the OTS, their primary federal regulator, as well as the FDIC. In conjunction with H&R Block, Inc.’s application with the OTS for HRB Bank, H&R Block, Inc. made commitments as part of our charter approval order (Master Commitment) which included, but were not limited to: (1) H&R Block, Inc. to maintain a three percent minimum ratio of adjusted tangible capital to adjusted total assets, as defined by the OTS; (2) maintain all HRB Bank capital within HRB Bank in accordance with the submitted three-year business plan; and (3) follow federal regulations surrounding intercompany transactions and approvals. H&R Block, Inc. fell below the three percent minimum ratio at April 30, 2007 and the OTS issued a Supervisory Directive.
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
H&R Block, Inc. continued to be below the three percent minimum ratio during our third quarter, and had adjusted tangible capital of negative $713.9 million, and a requirement of $311.9 million to be in compliance at January 31, 2008. We are currently seeking the elimination or modification of the three percent minimum capital requirement as a result of cessation of our mortgage business. At this time, we do not expect to be in compliance with the three percent minimum ratio at April 30, 2008. We currently believe that upon disposition of our mortgage business the OTS will reconsider the three percent minimum capital requirement, although there is no assurance that an elimination or modification will occur.
Failure to meet the conditions under the Master Commitment and the Supervisory Directive, including capital levels of H&R Block, Inc., could result in the OTS taking further regulatory actions, such as a supervisory agreement, cease-and-desist orders and civil monetary penalties. The OTS could also require us to sell assets, which could negatively impact our financial results. At this time, the financial impact, if any, of additional regulatory actions cannot be determined.
HRBFA is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers. At January 31, 2008, HRBFA’s net capital of $80.1 million, which was 18.2% of aggregate debit items, exceeded its minimum required net capital of $8.8 million by $71.3 million. During the nine months ended January 31, 2008, HRBFA paid dividends of $44.5 million to BFC, its direct corporate parent.
The Alternative Minimum Tax (AMT) was enacted in 1969 to ensure that a small number of high-income taxpayers could not use special tax deductions to substantially eliminate their tax. Because this initial legislation was not indexed for inflation, an increasing number of taxpayers are becoming subject to AMT. We believe the current tax season was delayed as a result of late enactment by the IRS of the AMT “patch.” The IRS began processing returns for the vast majority of taxpayers in mid-January. However, as many as 13.5 million taxpayers using five forms related to the AMT legislation postponed filing tax returns until February 11, 2008. Delays by the IRS in return-processing resulted in a shifting of Tax Services’ revenues from our fiscal third quarter to our fourth quarter.
On January 3, 2008, the IRS issued an Advanced Notice of Proposed Rulemaking (ANPR) concerning RALs. In this ANPR, the IRS states that it is considering proposing a rule that would prohibit the sharing of taxpayer information for the purpose of marketing RALs in connection with the preparation of a tax return. Until such time as final regulations are issued on this matter, we are unable to determine what impact, if any, this proposal would have on our operating results.
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
We record an allowance representing our estimate of credit losses inherent in our portfolio of loans held for investment at the balance sheet date. The majority of our estimated credit loss is evaluated for mortgage loans on a pooled basis. We stratify the loan portfolio based on our view of risk associated with various elements of the pool and assign estimated loss rates based on those risks. Loss rates are based on historical experience, our assessment of economic and market conditions and loss rates of comparable financial institutions. We review non-performing loans, including loans meeting the definition of troubled debt restructurings, individually and record loss estimates typically based on the value of the underlying collateral. Changes in our estimates can affect our operating results.
Our loan loss provision increased significantly during the current year as a result of declining collateral values due to declining residential home prices, and increasing delinquencies occurring in our portfolio during October and November of 2007. The residential mortgage industry has experienced similar trends. If adverse trends continue, we may be required to record additional loan loss provisions, and those losses may be significant.
Our loan loss reserve as a percent of mortgage loans was 1.49% at January 31, 2008, compared to 0.35% at April 30, 2007. Mortgage loans held for investment at January 31, 2008 totaled $1.0 billion, $778.0 million of which were purchased from OOMC and HRBMC.

Sales of Mortgage Assets – Loan Repurchase Liability
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
For early payment default-related losses, the amount of losses we expect to incur depends primarily on the frequency of early payment defaults, the rate at which defaulted loans subsequently become current on payments (“cure rate”), the propensity of the buyer of the loans to demand recourse under the loan sale agreement and the severity of loss incurred on loans which have been repurchased. The frequency of early payment defaults, cure rates and loss severity may vary depending on the creditworthiness of the borrower and economic factors such as home price appreciation and interest rates. To the extent actual losses related to repurchase activity are different from our estimates, the value of our repurchase reserves will increase or decrease. See note 12 to our condensed consolidated financial statements under “Commitments and Contingencies.”
Declining credit quality coupled with increasing early payment defaults, caused investors in our loans to become increasingly more likely to execute on first payment default provisions available to them in loan sale agreements. Investors have also begun performing additional due diligence on loan pools, causing unprecedented numbers of loans to be excluded from loan pools before the sale. During the nine months ended January 31, 2008, we increased our reserve for losses on representations and warranties repurchases as a result of rising repurchase trends. The portion of our reserve balance related to losses on representation and warranty repurchases totaled $66.8 million and $5.6 million at January 31, 2008 and April 30, 2007, respectively. We also experienced high levels of early payment defaults, resulting in significant loan repurchase activity. We recorded total loss provisions of $379.4 million during the current year compared to $251.1 million in the prior year. The provision recorded in the current year consists of $189.1 million recorded on loans sold during the current period and $190.3 million related to loans sold in the prior year. At January 31, 2008, we assumed that substantially all loans that failed to make timely payments according to contractual early payment default provisions will be repurchased. Based on historical experience, we assumed an average 50% loss severity, up from 26% at April 30, 2007, on all loans repurchased and expected to be repurchased as of January 31, 2008. The increase in our loan repurchase liability was primarily due to the increase in our loss severity assumption.
Based on our analysis as of January 31, 2008, we estimated our liability for recourse obligations to be $69.0 million. The sensitivity of the recourse liability to 10% and 20% adverse changes in loss assumptions is $6.9 million and $13.8 million, respectively.

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

We recorded impairments totaling $125.9 million in our condensed consolidated income statements for the nine months ended January 31, 2008. During the current year, we increased our discount rate assumption from 25% to 30% as a result of continued uncertainty and volatility in the market and higher investor yield requirements. The fair value of our residual interests was $25.9 million at January 31, 2008. See note 12 to our condensed consolidated financial statements and Part I, Item 3 for additional discussion.

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

Banking Ratios	(dollars in 000s)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007

Efficiency Ratio:
Total Consumer Financial Services expenses	$104,124	$96,552	$322,625	$262,316
Less: Interest and non-banking expenses	81,516	91,983	292,222	254,572

Non-interest banking expense	$22,608	$4,569	$30,403	$7,744

Total Consumer Financial Services revenues	$117,112	$107,511	$332,738	$267,888
Less: Non-banking revenues and interest expense	81,355	94,800	276,296	246,714

Banking revenue – net of interest expense	$35,757	$12,711	$56,442	$21,174

	63%	36%	54%	37%
Net Interest Margin (annualized):
Net banking interest revenue(1)	$25,531	$6,188	$40,681	$14,309
Net banking interest revenue (annualized)	$101,870	$25,027	$54,438	$19,271

Divided by average bank earning assets	$1,398,583	$954,577	$1,357,562	$668,277
	7.28%	2.62%	4.01%	2.88%
Return on Average Assets (annualized):
Pretax banking income	$12,318	$6,453	$12,751	$10,042

Pretax banking income (annualized)	$49,272	$25,812	$17,001	$13,389

Divided by average bank assets	$1,420,599	$982,633	$1,379,865	$682,798

	3.47%	2.63%	1.23%	1.96%

(1)	Excludes revenue sharing with Tax Services on Emerald Advance activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 7A of our Annual Report on Form 10-K for fiscal year 2007 presents discussions of market risks that may impact our future results. The following risk factors should be read in conjunction with that discussion.

Interest Rate Risk and Credit Spreads − Discontinued Mortgage Operations. Interest rate changes and credit spreads impact the value of the loans on our balance sheet, as well as residual interests in securitizations and MSRs.
At January 31, 2008, we had $1.7 billion of mortgage loans held for sale on our balance sheet. Substantially all of these loans were recorded pursuant to “removal of accounts provisions” whereby we are required to record both the mortgage loan and an offsetting mortgage loan repurchase liability on our balance sheet. We do not intend to exercise our right under these provisions and, therefore, these do not represent mortgage loans that we are required to sell or repurchase obligations we are required to fulfill. Accordingly, we are not subject to market risk with respect to these loans. Remaining mortgage loans totaling $57.7 million were repurchased from whole loan investors or the Trusts, and are recorded net of a $35.8 million allowance for loan losses. We are subject to market risk with respect to these remaining loans, including market risk arising from changes in interest rates, loan sale prices, collateral performance and other market factors including credit spreads.
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
Foreign Currency Risk. During the third quarter of fiscal year 2008, borrowing needs in our Canadian operations were funded by corporate borrowings in the U.S. To mitigate the foreign currency exchange rate risk, we are using forward foreign exchange contracts. We do not enter into forward contracts for trading purposes. In estimating the fair value of derivative positions, we utilize quoted market prices, if available, or quotes obtained from external sources.
When foreign currency financial instruments are outstanding, exposure to market risk on these instruments results from fluctuations in currency rates during the periods in which the contracts are outstanding. The counterparties to our currency exchange contracts consist of major financial institutions, each of which is rated investment grade. We are exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. Any potential credit exposure does not exceed the fair value. We believe the risk of incurring losses due to credit risk is remote. At January 31, 2008 forward exchange contracts outstanding had a notional value of $29.8 million and a market value of $29.7 million. We estimate a 10% change in exchange rates would result in a $3.0 million loss on our forward foreign exchange contract, presumably offset by a change in the value of loans to our Canadian operations.
Interest Rate Risk − Broker-Dealer. HRBFA holds interest bearing receivables from customers, brokers, dealers and clearing organizations, which consist primarily of amounts due on margin transactions and also earns a spread on customer balances held in FDIC-insured bank accounts. We fund short-term margin balances with short-term variable rate liabilities from customers, brokers and dealers, including stock loan activity. Our fixed income portfolio is affected by changes in market rates and prices. We value the trading portfolio at quoted market prices and the market value at January 31, 2008 was approximately $12.7 million. See the table below for sensitivities to changes in interest rates.

Sensitivity Analysis. The sensitivities of certain financial instruments to changes in interest rates as of January 31, 2008 are presented below. The following table represents hypothetical instantaneous and sustained parallel shifts in interest rates and should not be relied on as an indicator of future expected results.

	(in 000s)

Carrying Value at		Basis Point Change
January 31, 2008		-300	-200	-100	+100	+200	+300

Mortgage loans held for investment	$1,040,854	$18,470	$14,086	$9,045	$(19,600)	$(41,596)	$(63,225)
Mortgage loans held for sale(1)	21,870	2,379	1,569	774	(738)	(1,366)	(1,891)
Residual interests in securitizations	25,929	(2,125)	(2,223)	(1,979)	123	1,696	2,313
Broker -dealer activities:
Customer sweep balances(2)	1,354,687	(20,862)	(11,774)	(3,515)	3,782	5,847	11,246
Restricted cash	256,000	(7,424)	(5,120)	(2,560)	2,560	5,120	7,680
Receivables from customers, brokers and dealers	365,253	(10,958)	(7,305)	(3,653)	3,653	7,305	10,958
Payables to customers, brokers and dealers	(501,657)	1,254	752	502	(2,509)	(5,017)	(7,525)

(1)	Does not include loans recorded pursuant to “removal of accounts provisions” as we do not intend to exercise our right under these provisions and, therefore, we are not subject to market risk with respect to these loans.
(2)	Represents balances not recorded on HRBFA’s balance sheet. These amounts are held by banks participating in the FDIC sweep program.
The table above addresses changes in interest rates only. See additional discussion of the impact of changes in the markets on mortgage-related assets and the impact to our financial condition and results of operations in note 12 to the condensed consolidated financial statements.
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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information below should be read in conjunction with the information included in note 9 to our condensed consolidated financial statements.
RAL Litigation. We reported in our annual report on Form 10-K for the year ended April 30, 2007, certain events and information regarding lawsuits regarding the RAL Cases. The RAL Cases have involved a variety of legal theories asserted by plaintiffs. These theories include allegations that, among other things, disclosures in the RAL applications were inadequate, misleading and untimely; the RAL interest rates were usurious and unconscionable; we did not disclose that we would receive part of the finance charges paid by the customer for such loans; untrue, misleading or deceptive statements in marketing RALs; breach of state laws on credit service organizations; breach of contract, unjust enrichment, unfair and deceptive acts or practices; violations of the federal Racketeer Influenced and Corrupt Organizations Act; violations of the federal Fair Debt Collection Practices Act and unfair competition regarding debt collection activities; and that we owe, and breached, a fiduciary duty to our customers in connection with the RAL program.
The amounts claimed in the RAL Cases have been very substantial in some instances, with one settlement resulting in a pretax expense of $43.5 million in fiscal year 2003 (the “Texas RAL Settlement”) and other settlements resulting in a combined pretax expense in fiscal year 2006 of $70.2 million. We believe we have meritorious defenses to the remaining RAL Cases and we intend to defend them vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate. Likewise, there can be no assurances regarding the impact of the RAL Cases on our financial results. There were no significant developments regarding the RAL Cases during the fiscal quarter ended January 31, 2008.
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
Electronic Filing Litigation. We are a defendant to a class action filed on August 30, 2002 and entitled Erin M. McNulty and Brian J. Erzar v. H&R Block, Inc., et al., Case No. 02-CIV-4654 in the Court of Common Pleas of Lackawanna County, Pennsylvania, in which the plaintiffs allege that the defendants deceptively portray electronic filing fees as a necessary and required component of standard tax preparation services and do not inform tax preparation clients that they may (i) file tax returns free of charge by mailing the returns,

(ii) electronically file tax returns from personal computers either free of charge or at significantly lower fees and (iii) be eligible to electronically file tax returns free of charge via telephone. The plaintiffs seek unspecified damages and disgorgement of all electronic filing, tax preparation and related fees collected during the applicable class period. Class certification was granted in this case on September 5, 2007. We believe the claims in this case are without merit, and we intend to defend them vigorously, but there can be no assurances as to its outcome.
Express IRA Litigation. On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) entitled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc. The complaint alleged fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and sought equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. On July 12, 2007, the Supreme Court of the State of New York issued a ruling that dismissed all defendants other than H&R Block Financial Advisors, Inc. and the claims of common law fraud. We believe the claims in this case are without merit, and we intend to defend this case vigorously, but there are no assurances as to its outcome.
On January 2, 2008, the Mississippi Attorney General filed a lawsuit in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) entitled Jim Hood, Attorney for the State of Mississippi v. H&R Block, Inc., et al. The complaint alleged fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and sought equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. We believe the claims in this case are without merit, and we intend to defend this case vigorously, but there are no assurances as to its outcome.
In addition to the New York and Mississippi Attorney General actions, a number of civil actions were filed against us concerning the Express IRA matter, the first of which was filed on March 17, 2006. Except for two cases pending in state court, all of the civil actions have been consolidated by the panel for Multi-District Litigation into a single action styled In re H&R Block, Inc. Express IRA Marketing Litigation in the United States District Court for the Western District of Missouri. We believe the claims in this case are without merit, and we intend to defend these cases vigorously, but there are no assurances as to their outcome.
Securities Litigation. On April 6, 2007, a putative class action styled In re H&R Block Securities Litigation was filed against the Company and certain of its officers in the United States District Court for the Western District of Missouri. The complaint alleged, among other things, deceptive, material and misleading financial statements, failure to prepare financial statements in accordance with generally accepted accounting principles and concealment of the potential for lawsuits stemming from the allegedly fraudulent nature of the Company’s operations. The complaint sought unspecified damages and equitable relief. On October 5, 2007, the court dismissed the complaint and granted the plaintiffs leave to re-file the portion of the complaint pertaining to the Company’s financial statements. On November 19, 2007, the plaintiffs re-filed the complaint, alleging, among other things, deceptive, material and misleading financial statements and failure to prepare financial statements in accordance with generally accepted accounting principles. The court dismissed the re-filed complaint on February 19, 2008. We believe the claims in this case are without merit. If the dismissal is appealed, we intend to defend this litigation vigorously.
Other Claims and Litigation. The NASD brought charges against HRBFA regarding the sale by HRBFA of Enron debentures in 2001. The hearing for this matter was concluded in August 2007, and post-hearing briefs were submitted in October 2007. We intend to defend the NASD charges vigorously, although there can be no assurances regarding the outcome and resolution of the matter.
As part of an industry-wide review, the IRS is investigating tax-planning strategies that certain RSM McGladrey, Inc. (RSM) clients utilized during fiscal years 2000 through 2003. Specifically, the IRS is examining these strategies to determine whether RSM complied with tax shelter reporting and listing regulations and whether such strategies were abusive as defined by the IRS. The IRS has indicated that it will assess a fine against RSM for RSM’s alleged failure to comply with the tax shelter reporting and listing regulations. RSM is in discussions with the IRS regarding this penalty. In addition, some clients that utilized the strategies are seeking recovery from RSM for penalties and interest for underpayment of taxes. We believe the resolution of this matter will not have a material adverse effect on RSM’s operations or on our financial results.

RSM EquiCo, Inc., a subsidiary of RSM, is a party to a putative class action filed on July 11, 2006 and entitled Do Right’s Plant Growers v. RSM EquiCo, Inc., RSM McGladrey, Inc., H&R Block, Inc. and Does 1-100, inclusive, Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations regarding business valuation services provided by RSM EquiCo, Inc. including fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition and seeks unspecified damages, restitution and equitable relief. We are in the early stages of discovery in this case and intend to defend this case vigorously, although there can be no assurance regarding the outcome and resolution of this matter.
We have from time to time been party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of similarly situated customers. The amounts claimed in these claims and lawsuits are substantial in some instances, and the ultimate liability with respect to such litigation and claims is difficult to predict. Some of these investigations, claims and lawsuits pertain to RALs, the origination and servicing of mortgage loans, the electronic filing of customers’ income tax returns, the POM guarantee program, and our Express IRA program and other investment products and RSM EquiCo, Inc. business valuation services. In addition, it is possible that the number of these claims with respect to the origination or servicing of mortgage loans may increase in light of the current non-prime mortgage environment. We believe we have meritorious defenses to each of these claims, and we are defending or intend to defend them vigorously, although there is no assurance as to their outcome. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our financial results.
In addition to the aforementioned types of cases, we are parties to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits (Other Claims) concerning investment products, the preparation of customers’ income tax returns, the fees charged customers for various products and services, losses incurred by customers with respect to their investment accounts, relationships with franchisees, denials of mortgage loans, contested mortgage foreclosures, other aspects of the mortgage business, intellectual property disputes, employment matters and contract disputes. We believe we have meritorious defenses to each of the Other Claims, and we are defending them vigorously. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material adverse effect on our financial results.

ITEM 1A. RISK FACTORS
Item 1A of our Annual Report on Form 10-K for fiscal year 2007 presents risk factors that may impact our future results. In light of recent developments in the mortgage, housing and secondary markets, the following risk factors should be read in conjunction with that discussion.
Potential Sale Transaction. In fiscal year 2007, we entered into an agreement to sell OOMC. On December 4, 2007, we agreed to terminate the agreement. We also announced that we would immediately terminate all remaining origination activities and pursue the sale of OOMC’s loan servicing activities. During January 2008, OOMC funded the last loan in its pipeline.
OOMC will continue to carry out its servicing activities and collect servicing revenues. Because of the cessation of new originations, the volume of mortgage loans serviced will gradually decline as the aggregate principal amount of existing loans being serviced declines without replacement. The majority of servicing activities are carried out with respect to loans owned by third parties.
We have estimated the fair values of the servicing business and other assets, which resulted in impairments recorded in discontinued operations of $116.3 million for the nine months ended January 31, 2008. Although we are actively pursuing the sale of our remaining loan servicing activities, it is possible that we will be unsuccessful in selling or selling at a price that does not result in further impairment.
Liquidity and Capital. We use capital primarily to fund working capital requirements, pay dividends and acquire businesses.
Market conditions and credit-rating downgrades have negatively impacted our ability to issue commercial paper. As a result, we had no commercial paper outstanding at January 31, 2008. As an alternative to commercial paper issuance, we have been borrowing under our unsecured revolving committed lines of credit

(CLOCs) to support working capital requirements arising from off-season operating losses in our Tax Services and Business Services segments and operating losses from our mortgage businesses. We had borrowings totaling $1.8 billion outstanding under our CLOCs at January 31, 2008, of a total borrowing capacity of $2.0 billion.
The CLOCs, among other things, require we maintain at least $650.0 million of adjusted net worth, as defined in the agreement, on the last day of any fiscal quarter. On November 19, 2007, the CLOCs were amended to, among other things, require $450.0 million of adjusted net worth, for the fiscal quarters ending October 31, 2007 and January 31, 2008. We had adjusted net worth of $463.9 million at January 31, 2008, primarily due to operating losses of our discontinued operations.
A further disruption in credit markets, or a violation of covenants under our CLOCs, could adversely affect our access to these funds. To meet our future financing needs we may issue additional debt or equity securities.
As part of our loan servicing responsibilities, we are required to advance funds to cover delinquent scheduled principal and interest payments to security holders, as well as to cover delinquent tax and insurance payments and other costs required to protect the investors’ interest in the collateral securing the loans. Generally, servicing advances are recoverable from either the mortgagor, the insurer of the loan or the investor through the non-recourse provision of the loan servicing contract. In light of increased delinquencies of mortgage loans that we service, the amount of funds we are required to advance on a monthly basis has been increasing. Servicing advances and related assets totaled $1.2 billion and $445.4 million at January 31, 2008 and April 30, 2007, respectively. We expect the volume of servicing advances to increase, although we cannot know the volume of servicing advances that are likely to be required in any given period.
On October 1, 2007, OOMC entered into a facility to fund servicing advances (the “Servicing Advance Facility”), in which the servicing advances are collateral for the facility. The Servicing Advance Facility originally provided funding of up to $400.0 million to fund servicing advances through October 1, 2008. During the three months ended January 31, 2008, the facility was amended, increasing the available funding to $1.2 billion as of January 31, 2008. This facility is subject to various triggers, events or occurrences that could result in earlier termination, and bears interest at one-month LIBOR plus an additional margin rate. The Servicing Advance Facility terminates upon a “change in control” of OOMC, in which (i) a party or parties acting in concert acquire a 20% or more equity interest in OOMC or (ii) the Company does not own more than a 50% equity interest in OOMC. This on-balance sheet facility had a balance of $857.1 million at January 31, 2008, with the related liability reported in liabilities held-for-sale. We expect the volume of servicing advances to increase and, as a result, may need to increase the funding capacity of this facility or obtain other servicing advance financing.
Delinquencies and corresponding servicing advances increase significantly when adjustable rate mortgages (ARMs) initially reset. HRB Bank and OOMC are actively working with borrowers to minimize delinquencies, including modifying loans and notifying borrowers of upcoming rate changes prior to their reset date.
Market and Credit Risks. The valuation of our retained residual interests and mortgage servicing rights includes many estimates and assumptions made by management surrounding interest rates, prepayment speeds and credit losses. Variation in interest rates or the factors underlying our assumptions could affect our results of operations.
Conditions in the non-prime mortgage industry resulted in significant losses in our mortgage operations during fiscal years 2007 and 2008. The mortgage industry continues to be extremely volatile, which could result in further impairments to our residual interests and loans held for sale, or further losses as a result of obligations to repurchase loans previously sold. To the extent that market conditions remain volatile, or fail to improve, our mortgage business may continue to incur operating losses and asset impairments. See additional discussion of the performance of our mortgage operations in Part  I, Item 2, under “Discontinued Operations.”
HRB Bank held mortgage loans for investment totaling $1.0 billion at January 31, 2008. The overall credit quality of mortgage loans held for investment is impacted by the strength of the U.S. economy and local economic conditions, including residential housing prices. Economic trends that negatively affect housing prices and the job market could result in deterioration in credit quality of our mortgage loan portfolio and a decline in the value of associated collateral. As discussed above, future ARM resets could also lead to increased delinquencies in our mortgage loans held for investment. Recent trends in the residential mortgage loan market reflect an increase in loan delinquencies and declining collateral values. As a result of similar trends in our loan portfolio, we recorded loan loss provisions totaling $12.3 million during the nine months ended

January 31, 2008. If adverse trends in the residential mortgage loan market continue, including adverse trends in our mortgage loan portfolio specifically, we could incur additional significant loan loss provisions.
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
Operating losses of our discontinued operations for the first nine months of fiscal year 2008 were higher than projected in our revised capital plan that was submitted to the OTS in July 2007. As a result, our capital levels are lower than those projections. H&R Block, Inc. continued to be below the three percent minimum ratio during our third quarter, and had adjusted tangible capital of negative $713.9 million, and a requirement of $311.9 million to be in compliance at January 31, 2008. We are currently seeking the elimination or modification of the three percent minimum capital requirement as a result of cessation of our mortgage business. At this time, we do not expect to be in compliance with the three percent minimum ratio at April 30, 2008. We currently believe that upon disposition of our mortgage business the OTS will reconsider the three percent minimum capital requirement, although there is no assurance that an elimination or modification will occur.
Failure to meet the conditions under the Master Commitment and the Supervisory Directive, including capital levels of H&R Block, Inc., could result in the OTS taking further regulatory actions, such as a supervisory agreement, cease-and-desist orders and civil monetary penalties. The OTS could also require us to sell assets, which could negatively impact our financial results. At this time, the financial impact, if any, of additional regulatory actions cannot be determined. See note 7 to the condensed consolidated financial statements for additional information.
Regulatory Environment – Tax Services. On January 3, 2008, the IRS issued an Advanced Notice of Proposed Rulemaking (ANPR) concerning RALs. In this ANPR, the IRS states that it is considering proposing a rule that would prohibit the sharing of taxpayer information for the purpose of marketing RALs in connection with the preparation of a tax return. Until such time as final regulations are issued on this matter, we are unable to determine what impact, if any, this proposal would have on our operating results.

Other than the items discussed above, there have been no material changes in our risk factors from those reported at April 30, 2007 in our annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

A summary of our purchases of H&R Block common stock during the third quarter of fiscal year 2008 is as follows:

(shares in 000s)

			Total Number of Shares	Maximum Number
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased(1)	per Share	Plans or Programs(2)	the Plans or Programs(2)

November 1 – November 30	70	$19.50	-	22,352
December 1 – December 31	1	$19.74	-	22,352
January 1 – January 31	10	$18.22	-	22,352

(1)	We purchased 80,906 shares in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on nonvested shares.
(2)	On June 9, 2004, our Board of Directors approved the repurchase of 15.0 million shares of H&R Block, Inc. common stock. On June 7, 2006, our Board approved an additional authorization to repurchase 20.0 million shares. These authorizations have no expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
A special meeting of shareholders was held on December 14, 2007, at which a proposal to amend the Company’s Restated Articles of Incorporation to eliminate the classified structure of the Company’s Board of Directors was submitted to a vote of shareholders. The number of votes cast for or against and the number of abstentions were as follows:

Votes For	267,235,436
Votes Against	2,781,279
Abstain	2,438,685

ITEM 6. EXHIBITS

10.1	Amendment Number One dated as of November 16, 2007, to the Note Purchase Agreement dated as of October 1, 2007 among Option One Advance Trust 2007-ADV2 and Greenwich Capital Financial Products, Inc.
10.2	Amendment Number Two dated as of November 16, 2007, to the Indenture dated as of October 1, 2007, among Option One Advance Trust 2007-ADV2 and Wells Fargo Bank, National Association.
10.3	Second Amendment, dated as of November 19, 2007, to the Five-Year Credit and Guarantee Agreement dated as of August 10, 2005.
10.4	Second Amendment, dated as of November 19, 2007, to the Amended and Restated Five-Year Credit and Guarantee Agreement dated as of August 10, 2005.
10.5	Employment Agreement dated December 3, 2007, between HRB Management, Inc. and Alan M. Bennett.*
10.6	Amended and Restated Bridge Credit and Guarantee Agreement (HSBC) dated as of December 20, 2007, among Block Financial Corporation, H&R Block, Inc., the lenders party thereto and HSBC Bank USA, National Association.
10.7	Amended and Restated Bridge Credit and Guarantee Agreement (BNPP) dated as of December 20, 2007, among Block Financial Corporation, H&R Block, Inc., the lenders party thereto and BNP Paribas.
10.8	Amended and Restated Note Purchase Agreement dated as of December 24, 2007, among Option One Advance Trust 2007-ADV2, Greenwich Capital Financial Products, Inc. and The CIT Group/Business Credit, Inc.
10.9	Amendment Number One dated as of December 24, 2007, to the Receivables Purchase Agreement dated as of October 1, 2007, among Option One Mortgage Corporation, Option One Advance Corporation and Option One Advance Trust 2007-ADV2.
10.10	Amendment Number Four dated as of December 24, 2007, to the Indenture dated as of October 1, 2007, between Option One Advance Trust 2007-ADV2 and Wells Fargo Bank, National Association.
10.11	Separation and Release Agreement dated December 28, 2007, between HRB Management, Inc. and Mark A. Ernst.*
10.12	Separation and Release Agreement dated December 28, 2007, between HRB Management, Inc. and William L. Trubeck*

10.13	Credit and Guarantee Agreement dated January 10, 2008, among Block Financial LLC, H&R Block, Inc., and HSBC Finance Corporation.**
10.14	Second Amended and Restated Note Purchase Agreement dated as of January 18, 2008, among Option One Advance Trust 2007-ADV2, Greenwich Capital Financial Products, Inc., The CIT Group/Business Credit, Inc. and DB Structured Products, Inc.
10.15	Amended and Restated Receivables Purchase Agreement dated as of January 18, 2008, among Option One Mortgage Corporation, Option One Advance Corporation and Option One Advance Trust 2007-ADV2.
10.16	Amended and Restated Indenture dated as of January 18, 2008, between Option One Advance Trust 2007-ADV2 and Wells Fargo Bank, National Association.
10.17	Separation and Release Agreement dated as of January 28, 2008, between H&R Block Management, LLC and Marc West.*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements.
**	Confidential Information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

Alan M. Bennett
Interim Chief Executive Officer
March 5, 2008

Becky S. Shulman
Senior Vice President, Treasurer and
Interim Chief Financial Officer
March 5, 2008

Jeffrey E. Nachbor
Senior Vice President and
Corporate Controller
March 5, 2008