Form 10-K
period 2008-04-30
H&R BLOCK INC
filed 2008-06-30
CIK 12659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on October 31, 2007, was $7,062,213,655.
Number of shares of the registrant’s Common Stock, without par value, outstanding on May 31, 2008: 326,843,255.
Documents incorporated by reference
     The definitive proxy statement for the registrant’s Annual Meeting of Shareholders, to be held September 4, 2008, is incorporated by reference in Part III to the extent described therein.

2008 FORM 10-K AND ANNUAL REPORT

INTRODUCTION AND FORWARD-LOOKING STATEMENTS
Specified portions of our proxy statement, which will be filed in July 2008, are listed as “incorporated by reference” in response to certain items. Our proxy statement will be made available to shareholders in July 2008, and will also be available on our website at www.hrblock.com.
     This report and other documents filed with the Securities and Exchange Commission (SEC) may contain forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “would,” “should,” “could” or “may.” Forward-looking statements provide management’s current expectations or predictions of future conditions, events or results. They may include projections of revenues, income, earnings per share, capital expenditures, dividends, liquidity, capital structure or other financial items, descriptions of management’s plans or objectives for future operations, products or services, or descriptions of assumptions underlying any of the above. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date made and management does not undertake to update them to reflect changes or events occurring after that date except as required by federal securities laws.
PART I
ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS
H&R Block, Inc. has subsidiaries that provide tax, investment, retail banking, accounting and business consulting services and products. Our Tax Services segment primarily consists of our income tax preparation businesses — retail, online and software. These businesses serve the general public in the United States, Canada and Australia. Additionally, this segment includes commercial tax businesses, which provide tax preparation software and educational materials to certified public accountants (CPAs) and other tax preparers in the United States. Our Business Services segment consists primarily of a national accounting, tax and business consulting firm primarily serving middle-market companies under the RSM McGladrey name. Our Consumer Financial Services segment is engaged in offering brokerage services, along with investment planning and related financial advice through H&R Block Financial Advisors, Inc. (HRBFA) and retail banking through H&R Block Bank (HRB Bank). Previously our subsidiary, Option One Mortgage Corporation (OOMC), offered various home mortgage services, but discontinued offering these services during fiscal year 2008. See additional discussion of OOMC’s mortgage operations in “Discontinued Operations.”
     H&R Block, Inc. was organized as a corporation in 1955 under the laws of the State of Missouri. “H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context. A complete list of our subsidiaries can be found in Exhibit 21.
     DISCONTINUED OPERATIONS – Effective November 2006, our Board of Directors approved a plan to exit the mortgage business operated through our subsidiary, OOMC, and we began reporting that business as discontinued operations. During our third fiscal quarter ended January 31, 2008, OOMC ceased all loan origination activities, and initiated a plan to sell its servicing operations.
     On April 30, 2008, OOMC sold its loan servicing assets to an affiliate of WL Ross & Co. LLC (WL Ross) pursuant to a previously announced agreement dated March 17, 2008. After repayment of debt outstanding under OOMC’s servicing advance facility totaling $986.2 million, OOMC realized net cash proceeds of $212.5 million from WL Ross and $19.9 million previously held in escrow pursuant to the servicing advance facility, for a total of $232.4 million at closing. OOMC also retained a receivable relating to certain servicing assets of $117.4 million. At January 31, 2008 we had an impairment relating to the estimated loss upon disposition of OOMC equal to $304.9 million, including $193.4 million recorded in fiscal year 2007. OOMC incurred an actual loss upon sale of the servicing assets of $233.3 million. Impairments were reversed in the fourth quarter, resulting in net impairments for fiscal year 2008 totaling $39.9 million. As OOMC is a wholly-owned subsidiary, earnings and losses recognized at OOMC are reflected in our consolidated financial statements. See additional discussion in Item 8, note 19 to our consolidated financial statements. The sale is subject to certain post-closing adjustments.

     During fiscal year 2007, we also committed to a plan to sell two smaller lines of business and completed the wind-down of one other line of business, all of which were previously reported in our Business Services segment. The two businesses held-for-sale were sold during fiscal year 2008. Additionally, during fiscal year 2007, we completed the wind-down of our tax operations in the United Kingdom, which were previously reported in Tax Services.
     In fiscal year 2008, our discontinued operations reported a pretax loss of $1.2 billion, which includes losses of $15.0 million from our Business Services discontinued operations, with the remainder from our mortgage business. See additional discussion of the performance of our mortgage operations in Item 7, under “Discontinued Operations.”
     These businesses are presented as discontinued operations in the consolidated financial statements for all periods presented.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
See discussion below and in Item 8, notes 19 and 20 to our consolidated financial statements.
DESCRIPTION OF BUSINESS
TAX SERVICES
GENERAL – Our Tax Services segment is primarily engaged in providing tax return preparation and related services and products in the United States and its territories, Canada and Australia. Revenues include fees earned for services performed at company-owned retail tax offices, royalties from franchise retail tax offices, sales of Peace of Mind (POM) guarantees, sales of tax preparation and other software, fees from online tax preparation, participation in refund anticipation loans (RALs) and Emerald Advance lines of credit. Segment revenues constituted 67.9% of our consolidated revenues from continuing operations for fiscal year 2008, 66.8% for 2007, and 68.5% for 2006.
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
     We also offer our clients many online options: multiple versions of do-it-yourself tax preparation; professional tax review; tax advice; and tax preparation through a tax professional, whereby the client completes a tax organizer and sends it to a tax professional for preparation and/or signature.
     By offering professional and do-it-yourself tax preparation options through multiple channels, we seek to serve our clients in the manner in which they choose to be served.
     We also offer clients a number of options for receiving their income tax refund, including a check directly from the Internal Revenue Service (IRS), an electronic deposit directly to their bank account, a prepaid debit card, a refund anticipation check or a RAL.
     The following are some of the services we offer in addition to our tax preparation service:
     PEACE OF MIND GUARANTEE. The POM guarantee is offered to U.S. clients, whereby we (1) represent our clients if audited by the IRS, and (2) assume the cost, subject to certain limits, of additional taxes owed by a client resulting from errors attributable to one of our tax professionals’ work. The POM program has a per client cumulative limit of $5,000 in additional taxes assessed with respect to the federal, state and local tax returns we prepared for the taxable year covered by the program.
     RALs. RALs are offered to our U.S. clients by a designated bank primarily through a contractual relationship with HSBC Holdings plc (HSBC). An eligible, electronic filing client may apply for a RAL at one of our offices. After meeting certain eligibility criteria, clients are offered the opportunity to apply for a loan from HSBC in amounts up to $9,999 based upon their anticipated federal income tax refund. We simultaneously transmit the income tax return information to the IRS and the lending bank. Within a few days or less after the filing date, the client receives a check, direct deposit or prepaid debit card in the amount of the loan, less the bank’s transaction fee, our tax return preparation fee and other fees for client-selected services. Additionally, qualifying electronic filing clients are eligible to receive their RAL proceeds, less applicable fees, in approximately one hour after electronic filing using the Instant Money service. A RAL is repaid when the IRS directly deposits the participating client’s federal income tax refund into a designated account at the lending bank. See related discussion in “Loan Participations” below.

     RACs. Refund Anticipation Checks (RACs) are offered to U.S. clients who would like to either (1) receive their refund faster and do not have a bank account for the IRS to direct deposit their refund or (2) have their tax preparation fees paid directly out of their refund. A RAC is not a loan and is provided through a contractual relationship with HSBC.
     EARLY-SEASON LOANS. Emerald Advance lines of credit are offered to clients from December through early January, in an amount not to exceed $500. If the borrower performs as agreed in the loan terms, the line of credit can be increased and utilized year-round. These lines of credit are offered by HRB Bank. In the prior year, Instant Money Advance Loans (IMALs) were offered, allowing clients to take out a loan from HSBC in amounts up to $2,500 based upon their anticipated federal income tax refund.
     H&R BLOCK PREPAID EMERALD MASTERCARD®. The H&R Block Prepaid Emerald MasterCard® allows a client to receive a tax refund from the IRS directly on a prepaid debit card, or to direct RAL or RAC proceeds to the card to avoid high-cost check-cashing fees. The card can be used for everyday purchases, bill payments, and ATM withdrawals anywhere MasterCard® is accepted. Additional funds can be added to the card account year-round through direct deposit or at participating retail locations. The H&R Block Prepaid Emerald MasterCard® is issued by HRB Bank.
     EASY SAVINGS, EASY IRA. Traditional savings and individual retirement accounts insured by the Federal Deposit Insurance Corporation (FDIC) are offered to U.S. clients as savings and tax-advantaged retirement savings tools. The accounts are held at HRB Bank.
     TAX RETURN PREPARATION COURSES. We offer income tax return preparation courses to the public, which teach students how to prepare income tax returns and provide us with a source of trained tax professionals.
     SOFTWARE PRODUCTS. We develop and market TaxCut® income tax preparation software, Kiplinger’s Home and Business Attorney and Kiplinger’s WILLPower™ software products.
     TaxCut® offers a simple step-by-step tax preparation interview, data imports from money management software and tax preparation software, calculations, completion of the appropriate tax forms, checking for errors and, for an additional charge, electronic filing.
     During fiscal year 2007, we acquired TaxWorks LLC and its affiliated entities, a provider of commercial tax preparation software targeting the independent tax preparer market. The primary software product, TaxWorks®, is designed for small to mid-sized CPA firms who file taxes for individuals and businesses. See Item 8, note 2 to our consolidated financial statements.
     ONLINE TAX PREPARATION. We offer a comprehensive range of tax services, from tax advice to complete professional and do-it-yourself tax return preparation and electronic filing, through our websites at www.hrblock.com, www.taxcut.com, www.taxnet.com and www.taxengine.com. These websites allow clients to prepare their federal and state income tax returns using the TaxCut® Online Tax Program and other platforms, access tax tips, advice and tax-related news and use calculators for tax planning.
     We participate in the Free File Alliance (FFA). This alliance was created by the tax return preparation industry and the IRS, and allows qualified filers with adjusted gross incomes less than $54,000 to prepare and file their federal return online at no charge. We feel this program provides a valuable public service and increases our visibility with new clients, while also providing an opportunity to offer our state return preparation services to these new clients at our regular prices.
     CASHBACK PROGRAM. We offer a refund discount (CashBack) program to our customers in Canada. Canadian law specifies the procedures we must follow in conducting the program. In accordance with current Canadian regulations, if a customer’s tax return indicates the customer is entitled to a tax refund, we issue a check to the client in the amount of the refund, less a discount. The client assigns to us the full amount of the tax refund to be issued by the Canada Revenue Agency (CRA) and the refund check is then sent by the CRA directly to us. In accordance with the law, the discount is deemed to include both the tax return preparation fee and the fee for tax refund discounting. This program is financed by short-term borrowings. The number of returns discounted under the CashBack program in fiscal year 2008 was approximately 749,000, compared to 670,000 in 2007 and 653,000 in 2006.
     CLIENTS SERVED – We, together with our franchisees, served approximately 23.5 million clients worldwide during fiscal year 2008, up from 22.9 million in 2007 and 21.9 million in 2006. We served 20.7 million clients in the U.S. during fiscal year 2008, up from 20.3 million in 2007 and 19.5 million in 2006. “Clients served” includes taxpayers for whom we prepared income tax returns in offices, federal software units sold, online completed and paid federal returns, paid state returns when no federal return was purchased, taxpayers for whom we provided only paid electronic filing services and clients who received early season loans but did not return for tax preparation and/or e-filing services. Our U.S. clients served constituted 14.6% of an IRS estimate of total individual income tax returns filed as of April 30, 2008, compared to 16.1% in 2007 and 15.7% in 2006.
     For fiscal year 2008, the Economic Stimulus Act of 2008 (Stimulus Act) provided for taxpayers within certain income guidelines to receive a rebate. This prompted individuals who are not normally required to file a tax return, to file a return to receive the rebate. We estimate our clients served in fiscal year 2008 included 291,000 of this type of client. We believe the majority of taxpayers who filed a return for the first time this year, did so via paper and did not use paid preparers or software, which resulted in a decline in our U.S. clients served as a percent of the IRS estimate of total individual income tax returns filed.
     OWNED AND FRANCHISED OFFICES – A summary of our company-owned and franchise offices is as follows:

April 30,	2008	2007	2006

U.S. OFFICES:
Company-owned offices	6,835	6,669	6,387
Company-owned shared locations (1)	1,478	1,488	1,473

Total company-owned offices	8,313	8,157	7,860

Franchise offices	3,812	3,784	3,703
Franchise shared locations (1)	913	843	602

Total franchise offices	4,725	4,627	4,305

	13,038	12,784	12,165

INTERNATIONAL OFFICES:
Canada	1,143	1,070	1,011
Australia	366	360	362
Other	—	—	10

	1,509	1,430	1,383

(1)	Shared locations include offices located within Wal-Mart, Sears or other third-party businesses.
     Offices in shared locations at April 30, 2008, include 1,082 offices operated in Wal-Mart stores and 739 offices in Sears stores operated as “H&R Block at Sears.” The Wal-Mart agreement was renewed in August 2007, and expires in May 2009. The Sears license agreement was renewed in June 2007, and expires in July 2010.
     During fiscal year 2007, we acquired ExpressTax, a national franchisor of tax preparation businesses, for an aggregate cash purchase price of $5.7 million. This acquisition added 249 offices to our network, which continue to operate under the ExpressTax name. There are currently 389 offices operating under the ExpressTax name.
     We offer franchises as a way to expand our presence in the market. Our franchise arrangements provide us with certain rights designed to protect our brand. Most of our franchisees receive signs, designated equipment, specialized forms, local advertising, initial training and supervisory services, and pay us a percentage of gross tax return preparation and related service revenues as a franchise royalty.
     From time to time, we have acquired the territories of existing franchisees and other tax return preparation businesses, and may continue to do so if future conditions warrant and satisfactory terms can be negotiated.
     LOAN PARTICIPATIONS – Since July 1996, we have been a party to agreements with HSBC and its predecessors to participate in RALs provided by a lending bank to H&R Block tax clients. During fiscal year 2006, we signed a new agreement with HSBC in which we obtained the right to purchase a 49.9% participation interest in all RALs obtained through our retail offices. We received a signing bonus from HSBC during fiscal year 2006 in connection with this agreement, which was recorded as deferred revenue and is earned over the contract term. The agreement is effective through June 2011. Our purchases of the participation interests are financed through short-term borrowings, and we bear all of the credit risk associated with our participation interests. Revenue from our participation is calculated as the rate of participation multiplied by the fee paid by the borrower to the lending bank. Our RAL participation revenue was $190.2 million, $192.4 million and $177.9 million in fiscal years 2008, 2007 and 2006, respectively.
     During fiscal year 2007, our RAL contract was amended to include participation in IMALs. We obtained the right to purchase a 75.0% participation interest in IMALs obtained through our retail offices in 22 states. Our IMAL participation revenue was $17.6 million in fiscal year 2007. While this amendment is also effective through 2011, HSBC elected not to offer these early-season loans during fiscal year 2008.
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
     COMPETITIVE CONDITIONS – The retail tax services business is highly competitive. There are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Many tax return preparation firms and many firms not otherwise in the tax return preparation business are involved in providing electronic filing and RAL services to the public. Commercial tax return preparers and electronic filers are highly competitive with regard to price and service. In terms of the number of offices and personal tax returns prepared and electronically filed in offices, online and via our software, we believe we are the largest company providing direct tax return preparation and electronic filing services in the U.S. We also believe we operate the largest tax return preparation businesses in Canada and Australia.
     Our digital tax solutions businesses compete with a number of companies. Intuit, Inc. is the largest supplier of tax preparation software and is also our primary competitor in the online tax preparation market. There are many smaller competitors in the online market, as well as free state-sponsored online filing programs. Price and marketing competition for digital tax preparation services increased in recent years.
     GOVERNMENT REGULATION – Federal legislation requires income tax return preparers to, among other things, set forth their signatures and identification numbers on all tax returns prepared by them, and retain all tax returns prepared by them for three years. Federal laws also subject income tax return preparers to accuracy-related penalties in connection with the preparation of income tax returns. Preparers may be prohibited from further acting as income tax return preparers if they continuously and repeatedly engage in specified misconduct.
     The federal government regulates the electronic filing of income tax returns in part by requiring electronic filers to comply with all publications and notices of the IRS applicable to electronic filing. We are also required to provide certain electronic filing information to the taxpayer, comply with advertising standards for electronic filers, and be subjected to possible monitoring by the IRS, penalties for improper disclosure or use of income tax return preparation and other preparer penalties, and suspension from the electronic filing program.
     The Gramm-Leach-Bliley Act and Federal Trade Commission (FTC) regulations adopted thereunder require income tax preparers to adopt and disclose consumer privacy policies, and provide consumers a reasonable opportunity to “opt-out” of having personal information disclosed to unaffiliated third-parties for marketing purposes. Some states have adopted or proposed strict “opt-in” requirements in connection with use or disclosure of consumer information. In addition, the IRS generally prohibits the use or disclosure by tax return preparers of taxpayer information without the prior written consent of the taxpayer.
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
     As noted above under “Owned and Franchised Offices,” many of the income tax return preparation offices operating in the U.S. under the name “H&R Block” are operated by franchisees. Our franchising activities are subject to the rules and regulations of the FTC, and various state laws regulating the offer and sale of franchises. The FTC and various state laws require us to furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which we are currently franchising regulate the sale of franchises and require registration of the franchise offering circular with state authorities and the delivery of a franchise offering circular to prospective franchisees. We are currently operating under exemptions from registration in several of these states based upon our net worth and experience. Substantive state laws regulating the franchisor/franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor/franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. From time to time, we may have to make appropriate amendments to our franchise offering circular to comply with our disclosure obligations under federal and state law.
     We also seek to determine the applicability of all government and self-regulatory organization statutes, ordinances, rules and regulations in the other countries in which we operate (collectively, Foreign Laws) and to comply with these Foreign Laws. In addition, the Canadian government regulates the refund-discounting program in Canada. These laws have not materially affected our international operations.
     See discussion in Item 1A, “Risk Factors” for additional information.
BUSINESS SERVICES
GENERAL – Our Business Services segment offers accounting, tax and business consulting services, wealth management and capital markets services to middle-market companies. Segment revenues constituted 21.4% of our consolidated revenues from continuing operations for fiscal year 2008 and 23.2% for fiscal years 2007 and 2006.
     This segment consists primarily of RSM McGladrey, Inc. (RSM), which provides accounting, tax and business consulting services in 100 cities and 26 states and offers services in 19 of the 25 top U.S. markets.
     From time to time, we have acquired related businesses, and may continue to do so if future conditions warrant and satisfactory terms can be negotiated.
     During fiscal year 2007, we committed to a plan to sell two smaller lines of business and completed the wind-down of one other line of business. As of April 30, 2008, we met the criteria requiring us to present the related financial results of these businesses as discontinued operations in the consolidated financial statements for all periods presented. See additional discussion in Item 8, note 19 to our consolidated financial statements.
      RELATIONSHIP WITH ATTEST FIRMS – By regulation, we cannot provide attest services. McGladrey & Pullen LLP (M&P) and other public accounting firms (collectively, “the Attest Firms”) operate in an alternative practice structure with RSM, and provide attest and other services related to client financial statements. Through a number of agreements, including agreements with these Attest Firms, we provide accounting, payroll, human resources, marketing and other administrative services to the Attest Firms, and lease a limited number of personnel. We receive a management fee for these services. We also have a cost-sharing arrangement with the Attest Firms, whereby they reimburse us for certain costs, mainly for the use of RSM-owned or leased real estate, property and equipment. In addition, we provide working capital to M&P through a revolving credit facility in an amount equal to the lower of the value of their accounts receivable, work-in-process and fixed assets or $125.0 million. This credit facility is secured by M&P’s accounts receivable, work-in-process and fixed assets. The Attest Firms are limited liability partnerships with their own independent management, legal and business advisors, professional liability insurance, quality assurance and risk management policies. Accordingly, the Attest Firms are separate legal entities and not affiliates. Some partners and employees of the Attest Firms are also employees of RSM.
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
     GOVERNMENT REGULATION – Many of the same federal and state regulations relating to tax preparers and the information concerning tax reform discussed previously in Tax Services apply to the Business Services segment as well. RSM is not, and is not eligible to be, a licensed public accounting firm, and takes measures to ensure that it does not provide services prohibited by regulation, such as attest services. RSM, through its subsidiaries, provides capital markets and wealth management services, and is subject to state and federal regulations governing investment advisors and securities brokers and dealers.
     Auditor independence rules of the SEC and the Public Company Accounting Oversight Board (PCAOB) apply to the Attest Firms as public accounting firms. In applying its auditor independence rules, the SEC views us and the Attest Firms as a single entity and requires that the SEC independence rules for the Attest Firms apply to us and requires us to be independent of any SEC audit client of the Attest Firms. The SEC regards any financial interest or prohibited business relationship we have with a client of the Attest Firms as a financial interest or prohibited business relationship between the Attest Firms and the client for purposes of applying its auditor independence rules.

     We and the Attest Firms have jointly developed and implemented policies, procedures and controls designed to ensure the Attest Firms’ independence and integrity as an audit firm complying with applicable SEC regulations and professional responsibilities. These policies, procedures and controls are designed to monitor and prevent violations of applicable independence rules and include, among other things: (1) informing our officers, directors and other members of senior management concerning auditor independence matters; (2) procedures for monitoring securities ownership; (3) communicating with SEC audit clients regarding the SEC’s interpretation and application of relevant independence rules and guidelines; and (4) requiring RSM employees to comply with the Attest Firms’ independence and relationship policies (including the Attest Firms’ independence compliance questionnaire procedures).
     See discussion in Item 1A, “Risk Factors” for additional information.
CONSUMER FINANCIAL SERVICES
GENERAL – Our Consumer Financial Services segment is engaged in offering brokerage services, along with investment planning and related financial advice through HRBFA and retail banking through HRB Bank to clients in the U. S. HRBFA offers traditional brokerage services, as well as annuities, insurance, fee-based accounts, online account access, equity research and focus lists, model portfolios, asset allocation strategies, and other investment tools and information. HRB Bank offers traditional banking services including checking and savings accounts, lines of credit, individual retirement accounts, certificates of deposit and prepaid debit card accounts. Segment revenues constituted 10.4% of our consolidated revenues from continuing operations for fiscal year 2008, 9.7% for 2007 and 8.1% for 2006.
     H&R BLOCK FINANCIAL ADVISORS – HRBFA is a registered broker-dealer with the SEC and is a member of the New York Stock Exchange (NYSE), other national securities exchanges, Securities Investor Protection Corporation (SIPC) and the Financial Industry Regulatory Authority (FINRA). HRBFA is also a registered investment adviser. We act as a dealer in fixed-income securities including corporate and municipal bonds, various U.S. Government and U.S. Government Agency securities and certificates of deposit.
     HRBFA is authorized to do business as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico. At the end of fiscal year 2008, we operated 183 branch offices, compared to 195 offices in 2007 and 219 in 2006. The reduced number of branch offices is primarily due to the consolidation of smaller branches.
     FINANCIAL ADVISORS. Our future success is dependent on retaining and recruiting productive financial advisors. During fiscal years 2008, 2007 and 2006, we added 126, 97 and 193 advisors, respectively. These additions, partially offset by attrition, increased our number of advisors from 918 at April 30, 2007, to 984 at April 30, 2008. Our overall retention rate for fiscal year 2008 was 84%, up from nearly 80% last year. The retention rate for our higher-producing advisors was approximately 94%, up from 92% in 2007. Minimum production requirements caused our overall advisor retention rate to lag our higher-producing advisor retention rate. Advisor productivity is as follows:

(in 000s)

	Revenue	Total Production
	Per Advisor	Revenues

FISCAL YEAR 2008:
Pre-2006 class	$264	$167,863
2006 recruits	173	25,145
2007 recruits	201	18,302
2008 recruits	120	8,585

FISCAL YEAR 2007:
Pre-2005 class	$257	$150,612
2005 recruits	145	16,040
2006 recruits	154	26,331
2007 recruits	121	6,690

FISCAL YEAR 2006:
Pre-2004 class	$250	$137,212
2004 recruits	157	19,579
2005 recruits	109	19,942
2006 recruits	111	13,741
     Financial advisors generally reach productivity levels equal to those achieved at their prior firm approximately 24 to 36 months after they join our company.

     PARTNERING WITH TAX PROFESSIONALS. The H&R Block Preferred-Partner Program™ facilitates strategic, referral-based partnerships between tax professionals and financial advisors. The program includes the Licensed Referral Tax Professional (LRTP) program and a non-licensed option, which allows non-licensed tax professionals to gain additional rewards and recognition when making qualified client referrals to financial advisor partners. The LRTP program helps tax professionals obtain a securities license, teams them with a financial advisor and provides a commission to the LRTP for business referred to the financial advisors.
     As of April 30, 2008, our Preferred-Partner Program had 9,510 active tax partners, of which 539 were licensed. As a result of this initiative, we added more than 14,000 new customer accounts and assets totaling $847.8 million during fiscal year 2008. We expect to continue to increase the number of tax partners in the coming year.
     H&R BLOCK BANK – In March 2006, the Office of Thrift Supervision (OTS) approved the charter of HRB Bank, which commenced operations on May 1, 2006. Operations of HRB Bank are primarily focused on providing limited retail banking services to tax clients of H&R Block. HRB Bank offers the H&R Block Prepaid Emerald MasterCard® and Emerald Advance lines of credit through our Tax Services segment, and also holds certain FDIC-insured deposits for customers of HRBFA. In fiscal years 2008 and 2007, HRB Bank purchased mortgage loans primarily from OOMC and H&R Block Mortgage Corporation (HRBMC). Although HRB Bank no longer intends to purchase mortgage loans, it continues to hold mortgage loans for investment purposes. HRB Bank had mortgage loans held for investment of $966.3 million and $1.4 billion at April 30, 2008 and 2007, respectively.
     HRB Bank earns interest income on mortgage loans held for investment and other investments and bank card transaction fees on the use of debit cards and fees from the use of ATM networks. HRB Bank is dependent upon H&R Block and its affiliates for shared administrative services. A significant portion of HRB Bank’s deposit base includes deposits relating to the business of affiliates.
     The information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” is included in Item 7.
     SEASONALITY OF BUSINESS – HRB Bank’s operating results are subject to seasonal fluctuations primarily related to the offering of the H&R Block Prepaid Emerald MasterCard® and Emerald Advance lines of credit. These services are offered to Tax Services’ clients, and therefore peak in January and February and taper off through the remainder of the tax season.
     HRBFA does not experience significant seasonal fluctuations. Financial services businesses are cyclical, however, and directly affected by national and global economic and political conditions, trends in business and finance and changes in interest rates and the conditions of the securities markets in which our clients invest.
     COMPETITIVE CONDITIONS – HRBFA competes directly with a broad range of companies seeking to attract consumer financial assets, including retail brokerage firms, discount and online brokerage firms, mutual fund companies, investment-banking firms, commercial and savings banks, insurance companies and others. The financial services industry has become more concentrated as numerous securities firms have been acquired by or merged into other firms.
     We compete based on expertise and integration with our tax services relationships, quality of service, breadth of services offered, prices, accessibility through delivery channels and technological innovation.
     GOVERNMENT REGULATION - Financial services businesses are subject to extensive regulation by U.S. federal and state regulatory agencies, securities exchanges and by various non-governmental agencies, regulatory bodies and central banks. These regulatory agencies in the U.S. include, among others, the SEC, FINRA, the NYSE, the FDIC, the Federal Reserve, the Municipal Securities Rulemaking Board and the OTS. Additional legislation, regulations and rulemaking may directly affect our manner of operation and profitability.
     HRBFA is registered with the SEC and subject to regulation by the SEC and by self-regulatory organizations, such as FINRA and the securities exchanges of which it is a member. As a registered broker-dealer, HRBFA is subject to the Uniform Net Capital Rule (Rule 15c3-1) administered by the SEC, which specifies minimum net capital requirements for registered brokers and dealers.
     HRB Bank is subject to regulation, supervision and examination by the OTS, the Federal Reserve and the FDIC. All savings associations are subject to the capital adequacy guidelines and the regulatory framework for prompt corrective action. HRB Bank must meet specific capital guidelines involving quantitative measures of HRB Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. HRB Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. As a savings and loan holding company, H&R Block, Inc. is also subject to regulation by the OTS.

     See Item 7, “Regulatory Environment” and Item 8, note 16 to the consolidated financial statements for additional discussion of regulatory requirements.
     Also see discussion in 1A, “Risk Factors” for additional information.
DISCONTINUED OPERATIONS
GENERAL – Effective November 2006, our Board of Directors approved a plan to exit the mortgage business operated through our subsidiary, OOMC, and we began reporting that business as discontinued operations. During our third fiscal quarter ended January 31, 2008, OOMC ceased all loan origination activities, and initiated a plan to sell its servicing operations. On April 30, 2008, OOMC sold its loan servicing assets to an affiliate of WL Ross pursuant to a previously announced agreement dated March 17, 2008.
     During fiscal year 2007, we also committed to a plan to sell two smaller lines of business and completed the wind-down of one other line of business, all of which were previously reported in our Business Services segment. The two businesses held-for-sale were sold during fiscal year 2008. Additionally, during fiscal year 2007, we completed the wind-down of our tax operations in the United Kingdom, which were previously reported in Tax Services.
     At April 30, 2008, these businesses are presented as discontinued operations in the consolidated financial statements for all periods presented. See Item 1A, “Risk Factors” and Item 8, note 19 to our consolidated financial statements for additional information and discussion of the sale of OOMC assets and impairments we recorded relating to the disposition of these businesses.
     MORTGAGE OPERATIONS – OOMC historically originated, sold and securitized non-prime mortgage loans, sold or held for investment residual interests, and serviced non-prime mortgage loans in the United States. HRBMC, a wholly-owned subsidiary of OOMC, originated non-prime and prime mortgage loans for sale to OOMC, HRB Bank or third-party buyers. Revenues primarily consisted of gains from sales and securitizations of mortgage assets net of repurchase provisions, derivative gains and losses, and impairments of residual interests, interest income and servicing fee income.
     OOMC originated non-prime mortgage loans, which are those not offered through government-sponsored loan agencies and typically involve borrowers with limited or no income documentation, high levels of consumer debt or past credit problems.
     In the current year, OOMC incurred $119.2 million in restructuring charges related to the closure of its mortgage origination activities. See additional discussion of restructuring charges in Item 8, note 19 to the consolidated financial statements.
     SALE AND SECURITIZATION OF LOANS. Substantially all non-prime mortgage loans originated were sold daily to qualifying special purpose entities (QSPEs or Trusts). OOMC funded its last loan in January 2008. Loan sales from January to April 2008 consisted primarily of loans repurchased due to contractual obligations.
     Loans meeting certain specified criteria were sold to HRB Bank during fiscal years 2008 and 2007. HRB Bank holds the loans for investment purposes.
     SERVICING. Loan servicing involves collecting and remitting mortgage loan payments, making required advances, accounting for principal and interest, holding escrow for payment of taxes and insurance and contacting delinquent borrowers. OOMC historically serviced non-prime mortgage loans and received loan servicing fees monthly over the life of the mortgage loans. As of April 30, 2008, in connection with the sale of its loan servicing operations, OOMC ceased providing loan servicing.
     GOVERNMENT REGULATION – Mortgage loans previously purchased, originated and/or serviced are subject to federal laws and regulations, including:
▪	The federal Truth-in-Lending Act, as amended and Regulation Z promulgated thereunder;

▪	The Equal Credit Opportunity Act, as amended and Regulation B promulgated thereunder;

▪	The Fair Credit Reporting Act, as amended;

▪	The Fair Debt Collection Practices Act;

▪	The federal Real Estate Settlement Procedures Act, as amended and Regulation X promulgated thereunder;

▪	The Home Ownership Equity Protection Act (HOEPA);

▪	The Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended;

▪	The Home Mortgage Disclosure Act (HMDA) and Regulation C promulgated thereunder;

▪	The federal Fair Housing Act;

▪	The Telephone Consumer Protection Act;

▪	The Gramm-Leach-Bliley Act and regulations adopted thereunder;

▪	The Fair and Accurate Credit Transactions Act;

▪	Regulation AB; and

▪	Certain other laws and regulations.
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
     We have no registered patents material to our business.
EMPLOYEES
We have approximately 9,700 regular full-time employees as of April 30, 2008. The highest number of persons we employed during the fiscal year ended April 30, 2008, including seasonal employees, was approximately 137,200.
AVAILABILITY OF REPORTS AND OTHER INFORMATION
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through our website at www.hrblock.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov containing reports, proxy and information statements and other information regarding issuers who file electronically with the SEC.
     Copies of the following corporate governance documents are posted on our website:
▪	The Amended and Restated Articles of Incorporation of H&R Block, Inc.;

▪	The Amended and Restated Bylaws of H&R Block, Inc.;

▪	The H&R Block, Inc. Corporate Governance Guidelines;

▪	The H&R Block, Inc. Code of Business Ethics and Conduct;

▪	The H&R Block, Inc. Audit Committee Charter;

▪	The H&R Block, Inc. Governance and Nominating Committee Charter; and

▪	The H&R Block, Inc. Compensation Committee Charter.
     If you would like a printed copy of any of these corporate governance documents, please send your request to the Office of the Secretary, H&R Block, Inc., One H&R Block Way, Kansas City, Missouri 64105.
     Information contained on our website does not constitute any part of this report.
ITEM 1A. RISK FACTORS
There are a number of significant factors which could cause actual conditions, events or results to differ materially from those described in forward-looking statements, many of which are beyond management’s control or its ability to accurately forecast or predict. In addition, other factors besides those listed below or discussed in reports filed with the SEC could adversely affect our results, as this list is not a complete set of all potential risks or uncertainties.
Our access to liquidity may be negatively impacted if disruptions in credit markets occur, if credit rating downgrades occur or if we fail to meet certain covenants. Funding costs may increase, leading to reduced earnings.
We need liquidity to meet our off-season working capital requirements, to service debt obligations including refinancing of maturing obligations, and related activities. Although we believe we have sufficient liquidity to meet our current needs, our access to and the cost of liquidity could be negatively impacted in the event of credit-rating downgrades or if we fail to meet existing debt covenants. In addition, events could occur which could increase our need for liquidity above current levels.
      If rating agencies downgrade our credit rating, the cost of debt would likely increase and capital market availability could decrease or become unavailable. Our unsecured committed lines of credit (CLOCs) are subject to various covenants, including a covenant requiring that we maintain minimum equity equal to $650.0 million, and a requirement that we reduce the aggregate outstanding principal amount of short-term debt (as defined) to $200.0 million or less for a minimum period of thirty consecutive days during the period from March 1 to June 30 of each year. Violation of a covenant could impair our access to liquidity currently available through the CLOCs. If current sources of liquidity were to become unavailable, we would need to obtain additional sources of funding, which may not be possible.
The financial services industry faces substantial litigation risks, and such litigation may damage our reputation or result in material liabilities and losses.
We have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with our various business activities. Adverse outcomes related to litigation could result in substantial damages and could cause our earnings to decline. Negative public opinion can also result from our actual or alleged conduct in such claims, possibly damaging our reputation and could cause the market price of our stock to decline. See Item 3, “Legal Proceedings” for additional information.
Failure to comply with laws and regulations that protect our customers’ personal and financial information could result in significant fines, penalties and damages and could harm our brand and reputation.
Privacy concerns relating to the disclosure of consumer financial information have drawn increased attention from federal and state governments. The IRS generally prohibits the use or disclosure by tax return preparers of taxpayers’ information without the prior written consent of the taxpayer. In addition, other regulations require financial service providers to adopt and disclose consumer privacy policies and provide consumers with a reasonable opportunity to “opt-out” of having personal information disclosed to unaffiliated third-parties for marketing purposes. Although we have established security procedures to protect against identity theft, breaches of our clients’ privacy may occur. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our brand and reputation.
     In addition, changes in these federal and state regulatory requirements could result in more stringent requirements and could result in a need to change business practices, including how information is disclosed. Establishing systems and processes to achieve compliance with these new requirements may increase costs and/or limit our ability to pursue certain business opportunities.
We are subject to operational risk, which may result in incurring financial and reputational losses.
There is a risk of loss resulting from inadequate or failed processes or systems, theft or fraud. These can occur in many forms including, among others, errors, business interruptions, inappropriate behavior of or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements. These events can potentially result in financial losses or other damages. We rely on internal and external information and technological systems to manage our operations and are exposed to risk of loss resulting from breaches in the security or other failures of these systems. Replacement of our major operational systems could have a significant impact on our ability to conduct our core business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during the implementation of new information and transaction systems.
     We also face the risk that the design of our controls and procedures may prove to be inadequate or are circumvented, thereby causing delays in detection of errors or inaccuracies in data and information. It is possible that any lapses in the effective operations of controls and procedures could materially affect earnings or harm our reputation. In an organization as large and complex as ours, lapses or deficiencies in internal control over financial reporting could be material to us.
TAX SERVICES
Government initiatives that simplify tax return preparation could reduce the need for our services as a third-party tax return preparer.
Many taxpayers seek assistance from paid tax return preparers such as us because of the level of complexity involved in the tax return preparation and filing process. From time to time, government officials propose measures seeking to simplify the preparation and filing of tax returns or to provide additional assistance with respect to preparing and filing such tax returns. The passage of any measures that significantly simplify tax return preparation or otherwise reduce the need for a third-party tax return preparer could reduce demand for our services, causing our revenues or results of operations to decline.
Federal and state legislators and regulators have increasingly taken an active role in regulating, and third-party financial institutions may cease or significantly reduce the offering of, financial products such as RALs. These trends or potential developments could impede our ability to facilitate these financial products, reduce demand for our services and harm our business.
Changes in government regulation related to RALs could limit the offering of RALs to our clients or our ability to purchase participation interests. Third-party financial institutions currently originating RALs and similar products could decide to cease or significantly limit such offerings and related collection practices. Changes in IRS practices could impair our ability to limit our bad debt exposure. Changes in any of these, as well as possible litigation related to RALs, may cause our revenues or results of operations to decline. See discussion of RAL litigation in Item 3, “Legal Proceedings.”
     Loss of the RAL program could cause our revenues or profitability to decline. In addition to the loss of revenues and income directly attributable to the RAL program, the inability to offer RALs could indirectly result in the loss of retail tax clients and associated tax preparation revenues, unless we were able to take mitigating actions.
     Total revenues related directly to the RAL program (including revenues from participation interests) were $189.8 million for the year ended April 30, 2008, representing 4.3% of consolidated revenues and contributed $87.0 million to the Tax Services segment’s pretax results. Revenues related directly to the RAL program totaled $193.5 million for the year ended April 30, 2007, representing 4.8% of consolidated revenues and contributed $120.5 million to pretax results.
Increased competition for tax preparation clients in our retail offices, online and software channels could adversely affect our current market share and profitability, and could limit our ability to grow our client base.
The retail tax services business is highly competitive. There are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Many tax return preparation firms and many firms not otherwise in the tax return preparation business are involved in providing electronic filing, RALs and other related services to the public. Commercial tax return preparers and electronic filers are highly competitive with regard to price and service.
     Our digital tax solutions businesses compete with a number of companies. Price and marketing competition for tax preparation services increased in recent years.
     See clients served statistics included in Item 7, under “Tax Services.”
BUSINESS SERVICES
Our alternative practice structure involves relationships with Attest Firms that are subject to regulatory restrictions and other constraints. Failure to comply with these restrictions, or operational difficulties involving the Attest Firms, could damage our brand reputation, lead to reduced earnings and impair our investment in RSM.
Our relationship with the Attest Firms requires us to comply with applicable regulations regarding the practice of public accounting and auditor independence rules and requirements. Many of our clients are also clients of the Attest Firms. In addition, our relationship with the Attest Firms closely links our RSM McGladrey brand with the Attest Firms. If the Attest Firms were to encounter regulatory or independence issues resulting from their relationship with us or if significant litigation arose involving the Attest Firms or their services, such developments could have an adverse effect on our brand reputation and our ability to realize the mutual benefits of our relationship. In addition, a significant judgment or settlement of a claim against the Attest Firms could (1) impair M&P’s ability to repay amounts borrowed under the revolving credit facility it maintains with us, (2) impact RSM’s ability to attract and retain clients and quality professionals, (3) have a significant indirect adverse effect on RSM, as the Attest Firm partners are also RSM employees, and (4) result in significant management distraction. This in turn could result in reduced revenue and earnings and, if sufficiently significant, impairment of our investment in RSM.

CONSUMER FINANCIAL SERVICES
We are subject to extensive government regulation, including banking and securities rules and regulations. If we fail to comply with applicable securities and banking laws, rules and regulations, we could be subject to disciplinary actions, damages, penalties or restrictions that could significantly harm our business.
The SEC, FINRA and other self-regulatory organizations and state securities commissions can, among other things, censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. The OTS may take similar action with respect to our banking activities. Similarly, the attorneys general of each state could bring legal action on behalf of the citizens of the various states to ensure compliance with local laws.
     HRBFA must comply with many laws and rules, including rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions. The SEC, FINRA and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. Failure to maintain the required net capital could result in suspension or revocation of registration by the SEC and suspension or expulsion by FINRA and could ultimately lead to liquidation.
     HRB Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements may trigger actions by regulators that, if undertaken, could have a direct material effect on HRB Bank. HRB Bank must meet specific capital guidelines involving quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. A bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about the strength of components of its capital, risk-weightings of assets, off-balance sheet transactions and other factors. Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital. In addition to these minimum ratio requirements, HRB Bank is required to continually maintain a 12.0% minimum leverage ratio through fiscal year 2012.
     See Item 8, note 16 to the consolidated financial statements for the calculation of required ratios.
Economic conditions that negatively affect housing prices and the job market may result in deterioration in credit quality of our loan portfolio, and such deterioration could have a negative impact on our business.
The overall credit quality of mortgage loans held for investment is impacted by the strength of the U.S. economy and local economic conditions, including residential housing prices. Economic trends that negatively affect housing prices and the job market could result in deterioration in credit quality of our mortgage loan portfolio and a decline in the value of associated collateral. Future interest rate resets could also lead to increased delinquencies in our mortgage loans held for investment. Recent trends in the residential mortgage loan market reflect an increase in loan delinquencies and declining collateral values. As a result of similar trends in our loan portfolio, we recorded significant loan loss provisions during fiscal year 2008.
     Our loan portfolio is concentrated in the states of Florida, California, New York and Wisconsin, which represented 19.9%, 17.3%, 12.8% and 8.8%, respectively, of our total mortgage loans held for investment at April 30, 2008. No other state held more than 5% of our loan balances. If adverse trends in the residential mortgage loan market continue, particularly in geographic areas in which we own a greater concentration of mortgage loans, we could incur additional significant loan loss provisions.
     Mortgage loans purchased from OOMC and its affiliates represented approximately 75% of total loans held for investment at April 30, 2008. These loans have been subject to higher delinquency rates than other loans in our portfolio, and may expose us to greater risk of credit loss.
Downturns in the securities markets increase the credit risk associated with margin lending and stock loan transactions.
We permit customers to purchase securities on margin. A downturn in the securities markets may impact the value of collateral held in connection with margin receivables and may reduce its value below the amount borrowed, potentially creating collections issues with our margin receivables. In addition, we frequently borrow securities from and lend securities to other broker-dealers. Under regulatory guidelines, when we borrow or lend securities, we must generally simultaneously disburse or receive cash deposits. A sharp change in security market values may result in losses if counterparties to the borrowing and lending transactions fail to honor their commitments.

Our ability to retain and attract qualified financial advisors is critical to the success of our business and the failure to do so may materially adversely affect our performance.
Attracting and retaining experienced financial advisors is extremely competitive in the investment industry. Additionally, in this industry, clients tend to follow their advisors, regardless of their affiliated investment firm. The inability to recruit and retain qualified and productive advisors may cause our revenues or profitability to decline.
Changes in interest rates may adversely affect our business, including net interest income and earnings.
Net interest income is an important source of revenue for this segment. Our results of operations depend, in part, on our level of net interest income and our effective management of the impact of changing interest rates and varying asset and liability maturities.
     HRB Bank raises funds by, among other things, accepting deposits from depositors, which we use to make loans to customers and invest in debt securities and other interest-earning assets. We earn interest on these loans and assets and pay interest on the money we borrow and on the deposits we accept from depositors. Changes in interest rates, including changes in the relationship between short-term rates and long-term rates, may have negative effects on our net interest income and earnings. Changes in interest rates and responses by our competitors to those changes may affect the rate of customer prepayments for mortgages and the level of mortgage loan delinquencies. These changes can reduce the overall yield on our assets. Changes in interest rates and responses by our competitors to these changes may also affect customer decisions to maintain balances in the deposit accounts they have with us. These changes may require us to replace withdrawn balances with higher-cost alternative sources of funding.
     HRBFA holds interest bearing receivables from customers, brokers and dealers, which consist primarily of amounts due on margin transactions and also earns a spread on customer balances held in FDIC-insured bank accounts. We fund short-term margin balances with short-term variable rate liabilities from customers, brokers and dealers, including stock loan activity. Our fixed income portfolio is affected by changes in market rates and prices.
DISCONTINUED OPERATIONS
OOMC is subject to potential contingent liabilities stemming from discontinued mortgage operations, which may result in significant financial losses.
Litigation. Although OOMC terminated its mortgage loan origination activities and sold its loan servicing business during fiscal year 2008, it remains subject to investigations, claims and lawsuits pertaining to its loan origination and servicing activities prior to such termination and sale. The costs involved in defending against and/or resolving these investigations, claims and lawsuits may be substantial in some instances and the ultimate resulting liability is difficult to predict. In the current non-prime mortgage environment, the number and frequency of investigations, claims and lawsuits has increased over historical experience and is likely to continue at increased levels. In the event of unfavorable outcomes, the amount OOMC may be required to pay in the discharge of liabilities or settlements could be substantial and, because OOMC’s operating results are included in our consolidated financial statements, could have a material adverse impact on our consolidated results of operations.
     Loan Repurchase Obligations. OOMC remains exposed to losses relating to mortgage loans it previously originated. Non-prime mortgage loans originated by OOMC were sold either as whole-loan sales to single third-party buyers or in the form of a securitization. In the case of a securitization, non-prime mortgage loans were pooled and sold as mortgage backed securities, generally with a residual interest retained by OOMC. Retained residuals were frequently pooled and sold in subsequent transactions referred to as net interest margin transactions.
     OOMC entered into indemnification agreements with third-parties relating to mortgage loans transferred through whole-loan sales or securitizations, which may require OOMC to repurchase loans previously sold or otherwise indemnify third-parties for losses incurred by them up to the agreed upon amount of indemnification. In some instances, H&R Block, Inc. was required to guarantee OOMC’s obligations. Obligations to repurchase loans may arise from early payment default provisions or representation and warranty breaches. Early payment default provisions involved third-party whole-loan buyers whereby OOMC is generally required to repurchase loans if the first monthly payment due to the purchaser is not made. Given that OOMC ceased originating loans in January 2008, we do not expect continuing risk of loss related to early payment defaults. Repurchase obligations may also arise from breaches of various representations and warranties OOMC made when selling loans, which in turn may require OOMC to either repurchase the applicable mortgage loans or indemnify the purchaser or insurer. These representations and warranties vary based on the nature of the transaction and the buyer’s requirements but generally pertain to, among other things, (1) OOMC’s ownership of the loan, (2) the validity of the lien securing the loan, (3) the absence of delinquent taxes or liens against property securing the loan, (4) the effectiveness of title insurance on the property securing the loan, (5) the process used in selecting loans for inclusion in a transaction, (6) compliance with loan criteria established by the purchaser, (7) the accuracy of information provided by the borrowers, (8) compliance with OOMC underwriting guidelines, and (9) compliance with applicable laws. These representations and warranties and corresponding repurchase obligations generally are not subject to stated limits or a stated term and, therefore, may continue for the foreseeable future.
     When OOMC repurchases loans, it is subject to loss for the difference between the principal amount of the loan (together with accrued interest) and the value it will realize upon resale of the loan or liquidation of the property securing the loan. OOMC routinely estimates future potential obligations relating to loan repurchases and records liabilities currently for losses it may realize in the future. Future losses may exceed amounts currently reflected in the financial statements and are impacted by the following factors:
▪	The volume of claims by third-parties requesting OOMC to repurchase loans. Claim volume may be impacted by future delinquencies in the underlying loans and/or actual or perceived credit loss exposure;

▪	OOMC’s ability to defend against claims that do not represent valid representation and warranty breaches;

▪	The value that OOMC is able to realize for loans actually repurchased. Those values are impacted primarily by demand and pricing for mortgage loans in the secondary market, and residential home prices.
     To the extent that future claim volumes exceed current estimates, or the value of mortgage loans and residential home prices decline, future losses may be greater than these estimates and those differences may be significant.
The valuation of OOMC’s residual interests and mortgage loans held for sale includes many estimates and assumptions made by management surrounding interest rates, prepayment speeds and credit losses. Variation in the factors underlying these assumptions could affect our results of operations.
At April 30, 2008, OOMC held residual interests valued at $16.7 million, mortgage loans held for sale (net of related allowances) totaling $13.0 million and real estate owned of $6.2 million. The mortgage industry and housing market continue to be extremely volatile, which could result in further impairments to OOMC’s residual interests and mortgage loans held for sale. See additional discussion of the performance of mortgage operations in Item 7, under “Discontinued Operations.”
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
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
     The executive offices of HRBFA are located in leased offices in Detroit, Michigan and in our corporate headquarters. Branch offices are operated throughout the U.S. in a combination of leased and owned facilities. HRB Bank is headquartered and its single branch location is located in our corporate headquarters.
     We own our corporate headquarters, which is located in Kansas City, Missouri. All current leased and owned facilities are in good repair and adequate to meet our needs.

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
     We believe we have meritorious defenses to the remaining RAL Cases and we intend to defend them vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate or regarding the impact of the RAL Cases on our financial statements. We are unable to determine an estimate of the possible loss or range of loss, if any, in light of the early stages of the currently pending RAL Cases.
     The following is updated information regarding the pending RAL Cases that are attorney general actions, class actions or putative class actions:
     Sandra J. Basile, et al. v. H&R Block, Inc., et al., April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. The court decertified the class on December 31, 2003, and the Pennsylvania appellate court subsequently reversed the trial court’s decertification decision. On September 26, 2006, the Pennsylvania Supreme Court reversed the appellate court’s reversal of the trial court’s decertification decision. On June 4, 2007, the appellate court affirmed its earlier decision to reverse the trial court’s decertification decision. The Pennsylvania Supreme Court has granted our request to review the appellate court ruling.
     The People of California v. H&R Block, Inc., H&R Block Services, Inc., H&R Block Enterprises, Inc., H&R Block Tax Services, Inc., Block Financial Corporation, HRB Royalty, Inc., and Does 1 through 50, Case No., CGC-06-449461, in the California Superior Court, San Francisco County, instituted on February 15, 2006 (alleging, among other things, untrue, misleading or deceptive statements in marketing RALs and unfair competition with respect to debt collection activities; seeks equitable relief, civil penalties and restitution). This case is in the discovery stage. No trial date has been set.
     PEACE OF MIND LITIGATION – We are defendants in lawsuits regarding our Peace of Mind program (collectively, the “POM Cases”). The POM Cases are described below.
Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Civil Action 2003L000004, in the Circuit Court of Madison County, Illinois, is a class action case filed on January 18, 2002, that was granted class certification on August 27, 2003. Plaintiffs’ claims consist of five counts relating to the POM program under which the applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The plaintiffs allege that the sale of POM guarantees constitutes (1) statutory fraud by selling insurance without a license, (2) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (3) a breach of fiduciary duty. In August 2003, the court certified the plaintiff classes consisting of all persons who from January 1, 1997 to final judgment (1) were charged a separate fee for POM by “H&R Block” or a defendant H&R Block class member; (2) reside in certain class states and were charged a separate fee for POM by “H&R Block” or a defendant H&R Block class member not licensed to sell insurance; and (3) had an unsolicited charge for POM posted to their bills by “H&R Block” or a defendant H&R Block class member. Persons who received the POM guarantee through an H&R Block Premium office and persons who reside in Alabama are excluded from the plaintiff class. The court also certified a defendant class consisting of any entity with names that include “H&R Block” or “HRB,” or are otherwise affiliated or associated with H&R Block Tax Services, Inc., and that sold or sells the POM product. The defendants filed a motion to decertify the classes, which is set to be heard in July 2008. Discovery is proceeding. No trial date has been set.
     There is one other putative class action pending against us in Texas that involves the POM guarantee. This case is pending before the same judge that presided over the Texas RAL Settlement, involves the same plaintiffs’ attorneys that are involved in the Marshall litigation in Illinois, and contains similar allegations. No class has been certified in this case.

      We believe the claims in the POM Cases are without merit and we intend to defend them vigorously. The amounts claimed in the POM Cases are substanial, however, and there can be no assurances as to the outcome of these pending actions individually, or in the aggregate. We are unable to determine an estimate of the possible loss or range of loss, if any, in light of the early stages of the POM Cases.
     ELECTRONIC FILING LITIGATION – We are a defendant to a class action filed on August 30, 2002 and entitled Erin M. McNulty and Brian J. Erzar v. H&R Block, Inc., et al., Case No. 02-CIV-4654 in the Court of Common Pleas of Lackawanna County, Pennsylvania, in which the plaintiffs allege that the defendants deceptively portray electronic filing fees as a necessary and required component of standard tax preparation services and do not inform tax preparation clients that they may (1) file tax returns free of charge by mailing the returns, (2) electronically file tax returns from personal computers either free of charge or at significantly lower fees and (3) be eligible to electronically file tax returns free of charge via telephone. The plaintiffs seek unspecified damages and disgorgement of all electronic filing, tax preparation and related fees collected during the applicable class period. Class certification was granted in this case on September 5, 2007. In March 2008, we reached a tentative agreement to settle this case for an amount not to exceed $2.5 million and have accrued $1.7 million, representing our best estimate of ultimate loss. The settlement was preliminarily approved on June 27, 2008, with a final fairness hearing scheduled for September 2008.
     EXPRESS IRA LITIGATION – On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) entitled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc. et al. The complaint alleged fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and sought equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. On July 12, 2007, the Supreme Court of the State of New York issued a ruling that dismissed all defendants other than HRBFA and the claims of common law fraud. Both the New York Attorney General and HRBFA have appealed the adverse portions of the trial court’s ruling. We believe the claims in this case are without merit, and we intend to defend this case vigorously, but there are no assurances as to its outcome.
      On January 2, 2008, the Mississippi Attorney General filed a lawsuit in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) entitled Jim Hood, Attorney for the State of Mississippi v. H&R Block, Inc., et al. The complaint alleged fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and sought equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. The defendants have filed a motion to dismiss. We believe the claims in this case are without merit, and we intend to defend this case vigorously, but there are no assurances as to its outcome.
      In addition to the New York and Mississippi Attorney General actions, a number of civil actions were filed against us concerning the Express IRA product, the first of which was filed on March 17, 2006. Except for two cases pending in state court, all of the civil actions have been consolidated by the panel for Multi-District Litigation into a single action styled In re H&R Block, Inc. Express IRA Marketing Litigation in the United States District Court for the Western District of Missouri. We believe the claims in these cases are without merit, and we intend to defend these cases vigorously, but there are no assurances as to their outcome.
      We are unable to determine an estimate of the possible loss or range of loss, if any, in light of the early stages of the Express IRA litigation.
     SECURITIES LITIGATION – On April 6, 2007, a putative class action styled In re H&R Block Securities Litigation was filed against the Company and certain of its officers in the United States District Court for the Western District of Missouri. The complaint alleged, among other things, deceptive, material and misleading financial statements, failure to prepare financial statements in accordance with generally accepted accounting principles and concealment of the potential for lawsuits stemming from the allegedly fraudulent nature of the Company’s operations. The complaint sought unspecified damages and equitable relief. On October 5, 2007, the court dismissed the complaint and granted the plaintiffs leave to re-file the portion of the complaint pertaining to the Company’s financial statements. On November 19, 2007, the plaintiffs re-filed the complaint, alleging, among other things, deceptive, material and misleading financial statements and failure to prepare financial statements in accordance with generally accepted accounting principles. The court dismissed the re-filed complaint on February 19, 2008. On March 11, 2008, the plaintiffs appealed the dismissal. In addition, plaintiffs in a shareholder derivative action that was consolidated into the securities litigation filed a separate appeal on March 18, 2008, contending that the derivative action was improperly consolidated. The derivative action is Iron Workers Local 16 Pension Fund v. H&R Block, et al., in the United States District Court for the Western District of Missouri, Case No. 06-cv-00466-ODS (instituted on June 8, 2006) and was brought against certain of our directors and officers purportedly on behalf of the Company. The derivative action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste, and unjust enrichment pertaining to (1) our restatement of financial results in fiscal year 2006 due to errors in determining our state effective income tax rate and (2) certain of our products and business activities. We believe the claims in these cases are without merit and intend to defend this litigation vigorously. We currently do not believe that we will incur a material loss with respect to this litigation.
      RSM McGLADREY LITIGATON – RSM EquiCo, Inc. a subsidiary of RSM McGladrey, Inc. (RSM), is a party to a putative class action filed on July 11, 2006 and entitled Do Right’s Plant Growers, et al. v. RSM EquiCo,

Inc., et al. Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations regarding business valuation services provided by RSM EquiCo, Inc., including fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition and seeks unspecified damages, restitution and equitable relief. We intend to defend this case vigorously. The amount claimed in this action is substantial, and there can be no assurance regarding the outcome and resolution of this matter. It is reasonably possible that we could incur losses with respect to this litigation, although an estimate of such losses cannot be made in light of the early stage of the litigation.
     RSM has a relationship with the Attest Firms pursuant to which (1) some RSM employees are also partners or employees of the Attest Firms, (2) many clients of the Attest Firms are also RSM clients, and (3) our RSM McGladrey brand is closely linked to the Attest Firms. The Attest Firms are parties to claims and lawsuits (collectively, “Attest Firm Claims”). Judgments or settlements arising from Attest Firm Claims, which exceed the Attest Firms’ insurance coverage, could have a direct adverse effect on Attest Firm operations, and could impair RSM’s ability to attract and retain clients and quality professionals. Accordingly, although RSM is not a direct party to significant Attest Firm Claims, such Attest Firm Claims could have a material adverse effect on RSM’s operations and impair the value of our investment in RSM. There is no assurance regarding the outcome of the Attest Firm Claims.
     LITIGATION AND CLAIMS PERTAINING TO DISCONTINUED MORTGAGE OPERATIONS – Although OOMC terminated its mortgage loan origination activities and sold its loan servicing business during fiscal year 2008, it remains subject to investigations, claims and lawsuits pertaining to its loan origination and servicing activities that occurred prior to such termination and sale. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, municipalities, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these investigations, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, public nuisance, fraud, and violations of the Truth in Lending Act, Equal Credit Opportunity Act and the Fair Housing Act. In the current non-prime mortgage environment, the number of these investigations, claims and lawsuits has increased over historical experience and is likely to continue at increased levels. The amounts claimed in these investigations, claims and lawsuits are substantial in some instances and the ultimate resulting liability is difficult to predict. In the event of unfavorable outcomes, the amounts OOMC may be required to pay in the discharge of liabilities or settlements could be substantial and, because OOMC’s operating results are included in our consolidated financial statements, could have a material adverse impact on our consolidated results of operations.
     On June 3, 2008, the Massachusetts Attorney General filed a lawsuit in the Superior Court of Suffolk County, Massachusetts (Case No. 08-2474-BLS) entitled Commonwealth of Massachusetts v. H&R Block, Inc., et al., alleging unfair, deceptive and discriminatory origination and servicing of mortgage loans and seeks equitable relief, disgorgement of profits, restitution and statutory penalties. We believe the claims in this case are without merit and intend to defend this litigation vigorously, but there are no assurances as to its outcome. We are unable to determine an estimate of the possible loss or range of loss, if any, in light of the early stages of this litigation.
     OOMC also remains subject to potential claims for indemnification and loan repurchases pertaining to loans previously sold. In the current non-prime mortgage environment, it is likely that the frequency of repurchase and indemnification claims may increase over historical experience and give rise to additional litigation. In some instances, H&R Block, Inc. was required to guarantee OOMC’s obligations. The amounts involved in these potential claims may be substantial, and the ultimate resulting liability is difficult to predict. In the event of unfavorable outcomes, the amounts OOMC may be required to pay in the discharge or settlement of these claims could be substantial and, because OOMC’s operating results are included in our consolidated financial statements, could have a material adverse impact on our consolidated results of operations.
     OTHER CLAIMS AND LITIGATION – The Enforcement Division of the NASD, now FINRA brought charges against HRBFA regarding the sale by HRBFA of Enron debentures in 2001. On April 25, 2008, a FINRA hearing panel dismissed the Enforcement Division’s charges.
     We have from time to time been party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. Some of these investigations, claims and lawsuits pertain to RALs, the electronic filing of customers’ income tax returns, the POM guarantee program, wage and hour claims and investment products. We believe we have meritorious defenses to each of these claims, and we are defending or intend to defend them vigorously. The amounts claimed in these claims and lawsuits are substantial in some instances, however the ultimate liability with respect to such litigation and claims is difficult to predict. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could be material.
     In addition to the aforementioned types of cases, we are parties to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits (collectively, “Other Claims”) concerning investment products, the preparation of customers’ income tax returns, the fees charged customers for various products and services, losses incurred by customers with respect to their investment accounts, relationships with franchisees, intellectual property disputes, employment matters and contract disputes. We believe we have meritorious defenses to each of the Other Claims, and we are defending them vigorously. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material adverse effect on our consolidated operating results or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
H&R Block’s common stock is traded on the NYSE under the symbol HRB. On June 15, 2008, there were 27,496 shareholders of record and the closing stock price on the NYSE was $22.32 per share. During the fiscal year ended April 30, 2008, we issued approximately 8,300 shares of our common stock as purchase price consideration for acquisitions. These issuances were private offerings exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The information regarding H&R Block’s common stock regarding quarterly sales prices and dividends declared appears in Item 8, note 21 to our consolidated financial statements.
     A summary of our securities authorized for issuance under equity compensation plans as of April 30, 2008 is as follows:

(shares in 000s)
	Number of securities	Weight-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance under
	exercise of options	outstanding options	equity compensation plans (excluding
	warrants and rights	warrants and rights	securities reflected in the first column

Equity compensation plans approved by security holders	21,243	$21.00	27,137
Equity compensation plans not approved by security holders	—	—	—

Total	21,243	$21.00	27,137

     The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is reported in Item 8, note 12 to our consolidated financial statements.
     A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2008 is as follows:

(shares in 000s)
		Average	Total Number of Shares	Maximum Number of
	Total Number of	Price Paid	Purchased as Part of Publicly	Shares that May be Purchased
	Shares Purchased (2)	per Share	Announced Plans or Programs (1)	Under the Plans or Programs (1)

February 1 – February 29	2	$18.97	—	22,352
March 1 – March 31	—	$18.12	—	22,352
April 1 – April 30	1	$21.39	—	22,352

(1)	On June 9, 2004, our Board of Directors approved the repurchase of 15.0 million shares of H&R Block common stock. On June 7, 2006, our Board approved an additional authorization to repurchase 20.0 million shares. These authorizations have no expiration date. However, in June 2008, our Board of Directors rescinded the previous authorizations to repurchase shares of our common stock, and approved an authorization to purchase up to $2.0 billion of our common stock over the next four years.

(2)	All shares were purchased in connection with funding employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on restricted shares.
     PERFORMANCE GRAPH — The following graph compares the cumulative five-year total return provided shareholders on H&R Block, Inc.’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P Diversified Commercial & Professional Services index. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock and in each of the indexes on April 30, 2003, and its relative performance is tracked through April 30, 2008.

ITEM 6. SELECTED FINANCIAL DATA
     We derived the selected consolidated financial data presented below as of and for each of the five years in the period ended April 30, 2008, from our audited consolidated financial statements. At April 30, 2008, we met the criteria requiring us to present the related financial results of OOMC, its subsidiary HRBMC, and four other businesses as discontinued operations in the consolidated financial statements. All periods presented reflect our discontinued operations, which incurred significant losses in fiscal years 2008 and 2007. The data set forth below should be read in conjunction with Item 7 and our consolidated financial statements in Item 8.

(in 000s, except per share amounts)
April 30,	2008	2007	2006	2005	2004

Revenues	$4,403,877	$4,021,274	$3,574,753	$3,146,369	$2,895,786
Net income before discontinued operations and change in accounting principle	454,476	374,337	297,541	319,749	275,769
Net income (loss)	(308,647)	(433,653)	490,408	623,910	694,093
Basic earnings (loss) per share:
Net income before discontinued operations and change in accounting principle	$1.40	$1.16	$0.91	$0.96	$0.78
Net income (loss)	(0.95)	(1.34)	1.49	1.88	1.96
Diluted earnings (loss) per share:
Net income before discontinued operations and change in accounting principle	$1.39	$1.15	$0.89	$0.95	$0.76
Net income (loss)	(0.94)	(1.33)	1.47	1.85	1.92
Total assets	$5,623,425	$7,544,050	$5,989,135	$5,538,056	$5,233,827
Long-term debt	1,031,784	537,134	417,262	922,933	545,811
Dividends per share	$0.56	$0.53	$0.49	$0.43	$0.39

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our company has subsidiaries that provide tax, investment, retail banking and business services and products. We are the only major company offering a full range of software, online and in-office tax preparation solutions, combined with personalized financial advice concerning retirement savings, home ownership and other opportunities to help clients build a better financial future.
     CORPORATE COST REDUCTION PROGRAM. During the third quarter of fiscal year 2008, we announced the implementation of a program we expect will reduce corporate staff and overhead expenses by approximately $110 million per year. As a result of this initiative, we recorded a pretax charge for severance-related benefits of $19.5 million during fiscal year 2008. Of the total severance charge, $11.3 million was recorded in our corporate operations, while $3.1 million, $2.4 million and $2.7 million was recorded in our Tax Services, Business Services and Consumer Financial Services segments, respectively. We expect these actions will result in reduced compensation expense of approximately $50 million per year. In addition, we are seeking to eliminate approximately $60 million of non-compensation overhead expenses such as consulting, marketing, travel and entertainment.
     DISCONTINUED OPERATIONS — RECENT DEVELOPMENTS. Effective November 2006, our Board of Directors approved a plan to exit the mortgage business operated through our subsidiary, OOMC, and we began reporting that business as discontinued operations. During our third fiscal quarter ended January 31, 2008, OOMC ceased all loan origination activities, and initiated a plan to sell its servicing operations.
     On April 30, 2008, OOMC sold its loan servicing assets to an affiliate of WL Ross pursuant to a previously announced agreement dated March 17, 2008. After repayment of debt outstanding under OOMC’s servicing advance facility totaling $986.2 million, OOMC realized net cash proceeds of $212.5 million from WL Ross and $19.9 million previously held in escrow pursuant to the servicing advance facility, for a total of $232.4 million at closing. OOMC also retained a receivable relating to certain servicing assets of $117.4 million.
     During fiscal year 2007, we also committed to a plan to sell two smaller lines of business and completed the wind-down of one other line of business, all of which were previously reported in our Business Services segment. The two businesses held-for-sale were sold during fiscal year 2008. Additionally, during fiscal year 2007, we completed the wind-down of our tax operations in the United Kingdom, which were previously reported in Tax Services.
     At April 30, 2008, we met the criteria requiring us to present the related financial results of these businesses as discontinued operations in the consolidated financial statements. All periods presented reflect our discontinued operations. See Item 8, note 19 to our consolidated financial statements for additional information.

(in 000s, except per share amounts)
Consolidated Results of Operations Data
Year ended April 30,	2008	2007	2006

REVENUES:
Tax Services	$2,988,617	$2,685,858	$2,449,751
Business Services	941,686	932,361	828,133
Consumer Financial Services	459,953	388,090	287,955
Corporate and eliminations	13,621	14,965	8,914

	$4,403,877	$4,021,274	$3,574,753

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES:
Tax Services	$785,839	$705,171	$590,089
Business Services	88,797	57,661	70,661
Consumer Financial Services	10,128	19,811	(32,835)
Corporate and eliminations	(139,543)	(146,845)	(117,433)

	745,221	635,798	510,482
Income taxes	290,745	261,461	212,941

Net income from continuing operations	454,476	374,337	297,541
Net income (loss) of discontinued operations	(763,123)	(807,990)	192,867

Net income (loss)	$(308,647)	$(433,653)	$490,408

BASIC EARNINGS PER SHARE:
Net income from continuing operations	$1.40	$1.16	$0.91
Net income (loss) of discontinued operations	(2.35)	(2.50)	0.58

Net income (loss)	$(0.95)	$(1.34)	$1.49

DILUTED EARNINGS PER SHARE:
Net income from continuing operations	$1.39	$1.15	$0.89
Net income (loss) of discontinued operations	(2.33)	(2.48)	0.58

Net income (loss)	$(0.94)	$(1.33)	$1.47

RESULTS OF OPERATIONS
TAX SERVICES
     This segment primarily consists of our income tax preparation businesses — retail, online and software. This segment includes our tax operations in the United States, Canada and Australia. The following discussion excludes the results of our former tax business in the United Kingdom, which is reported in discontinued operations for fiscal years 2007 and 2006.

Tax Services – Operating Statistics	(in 000s, except average fee)
Year ended April 30,	2008	2007(1)	2006(1)

CLIENTS SERVED:
United States:
Company-owned operations	10,709	10,350	10,359
Franchise operations	5,706	5,467	5,373
Early-season loan only (2)	83	77	—

	16,498	15,894	15,732
Digital tax solutions (3)	4,231	4,421	3,721

	20,729	20,315	19,453
International (4)	2,725	2,569	2,459

	23,454	22,884	21,912

Economic Stimulus Act clients (5)	291	—	—

NET AVERAGE FEE PER U.S. CLIENT SERVED (6) :
Company-owned operations	$181.37	$172.45	$162.91
Franchise operations	154.91	151.06	140.37

	$172.18	$165.06	$155.20

RALS (7) :
Company-owned operations	2,446	2,402	2,542
Franchise operations	1,460	1,450	1,487

	3,906	3,852	4,029

(1)	Company-owned and franchise data for fiscal years 2007 and 2006 has not been restated for franchise acquisitions, although certain services have been reclassified from digital to company-owned and franchise operations.

(2)	Clients who received an Emerald Advance line of credit in fiscal year 2008 or IMAL in fiscal year 2007 but did not return for tax preparation and/or e-filing services.

(3)	Includes TaxCut® federal units sold, online completed and paid federal returns, and state returns and e-filings only when no payment was made for a federal return.

(4)	In fiscal year 2006, the end of the Canadian tax season was extended from April 30 to May 1, 2006. Clients served in our international operations in fiscal year 2006 include approximately 41,400 returns, in both company-owned and franchise offices which were accepted by the client on May 1 or 2. The revenue related to these returns was recognized in fiscal year 2007. In the fiscal years 2008 and 2007, the Canadian tax season ended on April 30.

(5)	Estimated clients who would not normally be required to file a tax return, but were prompted to file in fiscal year 2008 to receive a rebate under the Economic Stimulus Act of 2008. These clients were charged a lower fee for their return preparation.

(6)	Calculated as gross tax preparation fees, less discounts and coupons, divided by retail clients served (U.S. only), excluding early-season loan clients.

(7)	Data is for tax season (January 1 – April 30) only.

Tax Services – Financial Results	(in 000s)
Year ended April 30,	2008	2007	2006

Service revenues:
Tax preparation fees	$2,096,236	$1,896,269	$1,791,624
Other services	363,579	301,411	204,892

	2,459,815	2,197,680	1,996,516

Other revenues:
Royalties	237,986	220,136	207,728
Loan participation fees and related revenue	190,201	210,040	177,852
Other	100,615	58,002	67,655

Total revenues	2,988,617	2,685,858	2,449,751

Cost of services:
Compensation and benefits	889,923	826,064	753,793
Occupancy	376,350	346,937	316,686
Supplies	56,731	58,013	52,857
Bad debt	42,248	25,228	31,820
Depreciation and amortization	36,378	42,043	44,825
Allocated shared services and other	203,695	189,595	118,342

	1,605,325	1,487,880	1,318,323
Provision for RAL litigation	—	—	70,200
Cost of other revenues, selling, general and administrative	597,453	492,807	471,139

Total expenses	2,202,778	1,980,687	1,859,662

Pretax income	$785,839	$705,171	$590,089

FISCAL 2008 COMPARED TO FISCAL 2007 — Tax Services’ revenues increased $302.8 million, or 11.3%, compared to the prior year.
     Tax preparation fees from our retail offices increased $200.0 million, or 10.5%, for fiscal year 2008. This increase is primarily due to an increase of 5.2% in the net average fee per U.S. client served, and a 3.5% increase in the number of U.S. clients served in company-owned offices. Our international operations contributed $33.2 million to the increase, resulting from a 6.1% increase in clients served. Our fiscal year 2008 results benefited from the Stimulus Act, which provided tax rebates to certain low and middle-income taxpayers. Under the Stimulus Act, eligible taxpayers were not required to apply for a rebate, but qualified automatically based on the filing of a 2007 Federal income tax return. As a result, we experienced a significant increase in volume due to taxpayers who were not otherwise required to file a return, but filed only to become eligible for a rebate. We offered lower fees to these taxpayers and, although this volume increased fiscal 2008 revenues, we do not believe it had a material impact to profitability during the year. Excluding estimated filings directly attributable to the Stimulus Act, U.S. clients served in company-owned offices during fiscal year 2008 were 10.5 million at an average fee of $183.04. Tax preparation fees from Stimulus Act filers totaled $5.6 million and, exclusive of these fees, revenues from tax preparation services increased $194.4 million, or 10.3%, over fiscal year 2007.
     Other service revenue increased $62.2 million, or 20.6%, primarily due to $23.9 million in additional license fees earned from bank products and $16.2 million in additional revenues from our online tax preparation and e-filing services. Additionally, this segment earned $15.1 million in additional customer fees based on an agreement with HRB Bank for our H&R Block Emerald Prepaid MasterCard® program, under which, this segment shares in the revenues and expenses associated with the program.
     Royalty revenue increased $17.9 million, or 8.1%, due to a 4.4% increase in clients served in franchise offices and a 2.5% increase in the net average fee. Excluding estimated filings directly attributable to the Stimulus Act, U.S. clients served in franchise offices during fiscal year 2008 were 5.6 million at an average fee of $157.11.
     Loan participation fees and related revenues decreased $19.8 million, or 9.4%, from the prior year. This decrease is primarily due to participation fees earned on IMALs in the prior year. IMALs were not offered during fiscal year 2008. This decrease was offset by an increase in other revenues related to the Emerald Advance.
     Other revenues increased $42.6 million, or 73.5%, primarily due to $24.1 million in fees earned in connection with the Emerald Advance loan program, also under a revenue and expense sharing agreement with HRB Bank. Additionally, $16.2 million of the increase is due to sales of commercial tax preparation software, TaxWorks®, which was acquired in February 2007.

     Total expenses increased $222.1 million, or 11.2%, compared to the prior year. Cost of services increased $117.4 million, or 7.9%, from the prior year. Compensation and benefits increased $63.9 million, or 7.7%, primarily as a result of a 6.5% increase in commission-based wages resulting from a corresponding increase in tax returns prepared and net average charge. Occupancy expenses increased $29.4 million, or 8.5%, primarily as a result of higher rent expenses, due to a 2.8% increase in company-owned offices under lease and a 3.4% increase in the average rent. Bad debt expense increased $17.0 million due to increased settlement product withholdings and increased delinquency rates. Other cost of services increased $14.1 million, or 7.4%, primarily due to additional corporate shared services for information technology and other projects and costs associated with the H&R Block Emerald Prepaid MasterCard® program, which this segment shares with HRB Bank.
     Cost of other revenues, selling, general and administrative expenses increased $104.6 million, or 21.2%. This increase was primarily due to $58.1 million of incremental bad debt expense related to RALs and our new Emerald Advance program. Approximately $14.2 million of the increase in bad debt expense was due to the elimination of third-party cross-collect practices, whereby banks no longer collect amounts due from clients on our behalf, and an additional $12.0 million resulted from changes in IRS taxpayer fraud detection practices. The remaining increase is primarily due to an incremental $31.5 million in bad debt expense related to our new Emerald Advance loan program, which replaced last year’s IMAL. This increase is primarily due to the participation rate on IMALs, which was 26%, while Emerald Advances are funded by HRB Bank with nearly 100% participation by this segment in loans outstanding at April 30, 2008. We also saw increases of $23.3 million, $10.6 million and $9.8 million in corporate wages, amortization of intangibles and legal expenses, respectively.
     Pretax income for fiscal year 2008 increased $80.7 million, or 11.4%, from 2007.
FISCAL 2007 COMPARED TO FISCAL 2006 — Tax Services’ revenues increased $236.1 million, or 9.6%, compared to fiscal year 2006. We opened nearly 300 new company-owned offices, 250 of which were part of the expansion of our retail distribution network. This expansion contributed incremental revenues of $22.3 million and pretax losses of $5.7 million in fiscal year 2007.
     Tax preparation fees from our retail offices increased $104.6 million, or 5.8%, for fiscal year 2007. This increase is primarily due to an increase of 5.9% in the net average fee per U.S. client served, while the number of U.S. clients served in company-owned offices was essentially flat compared to fiscal year 2006. Our international operations contributed $9.6 million to the increase, resulting from a 4.5% increase in clients served.
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
     Royalty revenue increased $12.4 million, or 6.0%, due to a 7.6% increase in the net average fee and a 1.7% increase in clients served in franchise offices.
     Loan participation fees and related revenues increased $32.2 million, or 18.1%, from fiscal year 2006. This increase is primarily due to the introduction of the IMAL, which increased our participation revenues $17.6 million. The remainder of the increase is primarily due to our new RAL participation agreement with HSBC.
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
     Total expenses increased $121.0 million, or 6.5%, compared to fiscal year 2006. Cost of services increased $169.6 million, or 12.9%, from fiscal year 2006. Our real estate expansion efforts have contributed to a total increase of $28.0 million across all cost of services categories. Compensation and benefits increased $72.3 million, or 9.6%, primarily due to higher wages associated with increased revenues, costs associated with our earlier office openings and initiatives addressing operational readiness for the tax season. Occupancy expenses increased $30.3 million, or 9.6%, primarily as a result of higher rent expenses, due to a 5.9% increase in company-owned offices under lease and a 3.9% increase in the average rent. Other cost of services increased $71.3 million, or 60.2%, primarily due to additional corporate shared services for information technology and other projects, and costs associated with the H&R Block Emerald Prepaid MasterCard® program, which this segment shares with HRB Bank.
     Cost of other revenues, selling, general and administrative expenses increased $21.7 million, or 4.6%, primarily due to increases of $30.9 million and $26.0 million in bad debt on loan participations and marketing expenses, respectively. The higher bad debt expense is primarily due to an $18.0 million favorable adjustment to RAL bad debt recorded in fiscal year 2006 and the addition of our IMAL product. These increases were partially offset by a $26.6 million reduction in corporate shared services and a $10.8 million decrease in legal expenses.
     In fiscal year 2006, we recorded $70.2 million, including legal fees, related to the settlement of RAL litigation.
     Pretax income for fiscal year 2007 increased $115.1 million, or 19.5%, from 2006, primarily due to higher revenues and the impact of the $70.2 million prior year RAL litigation charge.
BUSINESS SERVICES
This segment offers accounting, tax and business consulting services, wealth management and capital market services to middle-market companies. The following discussion excludes the results of the three businesses reported in discontinued operations for all periods presented.

Business Services – Operating Statistics

Year ended April 30,	2008	2007	2006

ACCOUNTING, TAX AND BUSINESS CONSULTING:
Chargeable hours (000s)	4,971	5,075	4,357
Chargeable hours per person	1,423	1,373	1,385
Net billed rate per hour	$147	$148	$141
Average margin per person	$120,638	$118,415	$114,755

Business Services – Operating Results			(in 000s)

Year ended April 30,	2008	2007	2006

Tax services	$442,521	$408,857	$340,185
Business consulting	223,971	198,265	170,964
Accounting services	57,399	65,372	59,568
Capital markets	51,144	48,886	59,553
Leased employee revenue	25,100	83,244	72,436
Reimbursed expenses	18,654	13,436	20,346
Other	122,897	114,301	105,081

Total revenues	941,686	932,361	828,133

Compensation and benefits	507,275	511,257	457,050
Occupancy	74,841	68,859	55,883
Other	93,994	96,303	79,691

Cost of revenues	676,110	676,419	592,624
Amortization of intangible assets	14,439	15,521	16,165
Selling, general and administrative	162,340	182,760	148,683

Total expenses	852,889	874,700	757,472

Pretax income	$88,797	$57,661	$70,661

FISCAL 2008 COMPARED TO FISCAL 2007 — Business Services’ revenues for fiscal year 2008 increased $9.3 million, or 1.0%, over the prior year.
     Tax services revenues increased $33.7 million, or 8.2%, over the prior year. Business consulting revenues increased $25.7 million, or 13.0%, over the prior year. These increases resulted primarily from both an increase in the number of client service professionals as well as an improvement in productivity per professional.
     Capital markets revenues increased $2.3 million, primarily due to a $12.6 million increase in underwriting revenues due to a 37.4% increase in revenue per transaction. Valuation and seminar revenues declined $10.4 million due to a 70.3% decline in the number of business valuation projects as a result of the wind-down of this service line.
     Leased employee revenue decreased primarily due to a change in organizational structure between the businesses we acquired from American Express Tax and Business Services, Inc. (AmexTBS) and the Attest Firms that, while not affiliates of our company, also serve our clients. Employees we previously leased to the

Attest Firms have now been transferred to the separate attest practices. As a result, we no longer record the revenues and expenses associated with leasing these employees, which resulted in a reduction of $58.1 million to current year revenues, and a similar reduction in compensation and benefits.
     Total expenses decreased $21.8 million, or 2.5%, for fiscal year 2008 compared to the prior year. Compensation and benefits decreased due to the change in organizational structure with AmexTBS as discussed above, which was almost entirely offset by additional compensation resulting from increases in the number of personnel and the average wage per employee.
     Selling, general and administrative expenses decreased $20.4 million, or 11.2%, primarily due to decreases of $12.4 million and $4.6 million in external consulting and legal fees, respectively. During fiscal year 2007, additional consulting fees were incurred related to our marketing initiatives, and additional legal expenses were incurred related to international acquisitions that were ultimately not completed.
     Pretax income for the year ended April 30, 2008 of $88.8 million compares to $57.7 million in the prior year.
FISCAL 2007 COMPARED TO FISCAL 2006 — Business Services’ revenues for fiscal year 2007 increased $104.2 million, or 12.6%, over fiscal year 2006.
     Accounting, tax and consulting revenues increased $101.8 million, or 17.8%, over fiscal year 2006. This increase resulted primarily from the acquisition of AmexTBS, which contributed $98.7 million in additional service revenues.
     Capital markets revenues declined $10.7 million. Valuation and seminar revenues declined $23.2 million due to a 59.2% decline in the number of business valuation projects. This decrease was partially offset by a $12.6 million increase in underwriting revenues due to a 28.6% increase in transactions and a 32.2% increase in revenue per transaction. Other revenues increased primarily due to revenues earned on wealth management services.
     Total expenses increased $117.2 million, or 15.5%, compared to fiscal year 2006. Compensation and benefits increased $54.2 million, or 11.9%, due to an increase in the number of personnel, primarily as a result of the AmexTBS acquisition and an increase in the average wage per employee. Occupancy expenses increased $13.0 million due to higher rent expense resulting from office locations added with the AmexTBS acquisition in fiscal year 2006. These offices only contributed seven months of expense in fiscal year 2006, compared to twelve months in fiscal year 2007.
     Selling, general and administrative expenses increased $34.1 million, or 22.9%, due to seven months of expense from the AmexTBS acquisition in fiscal year 2006, compared to twelve months in fiscal year 2007. Additionally, we incurred $5.9 million of costs incurred related to international acquisitions that were not completed and additional costs associated with our business development initiatives.
     Pretax income for the year ended April 30, 2007 of $57.7 million compares to $70.7 million in fiscal year 2006. The decline was primarily due to off-season losses of AmexTBS reported in fiscal year 2007, but not in 2006.
CONSUMER FINANCIAL SERVICES
This segment is engaged in offering brokerage services, along with investment planning and related financial advice through HRBFA and retail banking through HRB Bank. HRBFA offers traditional brokerage services, as well as annuities, insurance, fee-based accounts, online account access, equity research and focus lists, model portfolios, asset allocation strategies, and other investment tools and information. HRB Bank offers traditional banking services including checking and savings accounts, lines of credit, individual retirement accounts, certificates of deposit and prepaid debit card accounts. HRB Bank operates through a single stand-alone branch office and provides services primarily to clients of the Tax Services segment. HRBFA utilizes HRB Bank for certain FDIC-insured deposits for its clients. HRB Bank offers the H&R Block Prepaid Emerald MasterCard® and Emerald Advance lines of credit through our Tax Services segment. HRB Bank also historically purchased loans from OOMC and HRBMC, in addition to prime loan purchases from third-party sellers. During the first quarter of fiscal year 2008, HRB Bank stopped purchasing loans from OOMC and HRBMC, and does not intend to purchase mortgage loans from third-parties for the foreseeable future. HRB Bank commenced operations May 1, 2006; therefore, segment results for fiscal year 2006 include only the operations of HRBFA and are not directly comparable to fiscal years 2008 and 2007.

Consumer Financial Services – Operating Statistics

Year ended April 30,	2008	2007	2006

Broker-dealer:
Traditional brokerage accounts (1)	373,905	386,902	418,162
New traditional brokerage accounts funded by tax clients	14,009	13,920	17,072
Cross-service revenue as a percent of total production revenue (2)	18.5%	16.3%	16.1%
Average assets per traditional brokerage accounts	$85,746	$85,518	$75,222
Average margin balances (millions)	$378	$404	$539
Average customer payable balances (millions)	$531	$613	$782
Number of advisors	984	918	958

Banking:
Efficiency ratio (3)	53%	37%	N/A
Net interest margin (4)	5.54%	2.77%	N/A
Pretax return on average assets (5)	0.80%	2.60%	N/A
Total assets (thousands)	$1,078	$1,501	N/A
Mortgage loans held for investment:
Delinquency rate	11.71%	3.86%	N/A
Loans purchased from affiliates (thousands):
Purchased from affiliates	$56,341	$1,192,734	N/A
Repurchased by affiliates	(193,648)	(11,236)	N/A
`
	$(137,307)	$1,181,498	N/A
`

(1)	Includes only accounts with a positive balance.

(2)	Defined as revenue generated from referred customers divided by total production revenue.

(3)	Defined as non-interest expense divided by revenue net of interest expense. See “Reconciliation of Non-GAAP Financial Information” at the end of Item 7.

(4)	Defined as net interest income divided by average bank earning assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Item 7.

(5)	Defined as pretax banking income divided by average bank assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Item 7.

Consumer Financial Services – Operating Results			(in 000s)

Year ended April 30,	2008	2007	2006

Service revenues:
Financial advisor production revenue	$219,895	$199,673	$190,474
Other	89,272	68,661	32,256

	309,167	268,334	222,730

Net interest income on:
Margin lending	42,184	52,163	54,152
Banking activities	54,384	23,963	—

	96,568	76,126	54,152

Provision for loan loss reserves	(42,004)	(3,622)	—
Other	221	(1,187)	4,430

Total revenues (1)	363,952	339,651	281,312

Cost of services:
Compensation and benefits	159,413	136,105	135,256
Occupancy	27,454	26,886	26,970
Other	36,688	27,418	21,132

	223,555	190,409	183,358

Amortization of intangible assets	21,365	36,625	36,625
Selling, general and administrative	108,904	92,806	94,164

Total expenses	353,824	319,840	314,147

Pretax income (loss)	$10,128	$19,811	$(32,835)

Consumer Financial Services – Operating Results			(in 000s)

Year ended April 30,	2008	2007	2006

Supplemental information Revenues: (1)
Broker-dealer	$312,136	$301,306	$281,312
Bank	51,816	38,345	—

	$363,952	$339,651	$281,312

Pretax income (loss):
Broker-dealer	$(1,356)	$(3,275)	$(32,835)
Bank	11,484	23,086	—

	$10,128	$19,811	$(32,835)

(1)	Total revenues, less interest expense and loan loss reserves on mortgage loans held for investment.
FISCAL 2008 COMPARED TO FISCAL 2007 – Consumer Financial Services’ revenues, net of interest expense and provision for loan loss reserves, for fiscal year 2008 increased $24.3 million, or 7.2%, over the prior year. The increase was due to increases at HRB Bank of $13.5 million and HRBFA of $10.8 million.
     Financial advisor production revenue was up $20.2 million, or 10.1%, from the prior year primarily due to higher annualized production per advisor driven by an increase in fee-based account revenue and annuity transactions. The following table summarizes the key drivers of production revenue:

Year ended April 30,	2008	2007

Client trades	969,364	907,075
Average revenue per trade	$120.22	$126.54
Ending balance of assets under administration (billions)	$32.1	$33.1
Annualized productivity per advisor	$233,000	$216,000
     Other service revenues increased $20.6 million, primarily due to increases in fees received in connection with the H&R Block Prepaid Emerald MasterCard® program of $19.2 million.
     Net interest income on margin lending activities declined $10.0 million, or 19.1%, due to declining interest rates and balances. In fiscal year 2008, the Federal Funds rate was reduced by a total of 325 basis points. As this rate is reduced, we reduce the rates on margin and other asset balances, and therefore, net interest income is reduced. We expect the impact of the current year rate reductions on fiscal year 2009 full year results to be a reduction in net interest income of approximately $14 million. In addition to the decline of interest income from margin lending activities, we also expect to see a year over year decline in interest earned on sweep accounts of approximately $8 million.
     Net interest income on banking activities increased $30.4 million from the prior year due to interest income received on our new Emerald Advance loan products and an increase in average mortgage loans held for investment, partially offset by an increase in average deposits. The following table summarizes the key drivers of net interest revenue on banking activities:

				(dollars in 000s)

	Average Balance		Average Rate Earned (Paid)
Year ended April 30,	2008	2007	2008	2007

Mortgage loans held for investment	$1,169,644	$746,387	6.40%	6.80%
Emerald Advance lines of credit	63,743	—	36.00%	—%
Other investments	196,262	117,350	3.64%	5.25%
Deposits	1,094,161	700,707	(3.92%)	(4.59%)
     Although the interest rate target on Federal Funds decreased during the third quarter, the impact to HRB Bank’s net interest margin was minimal. On an annualized basis, the rate decrease should have a positive impact to net interest margin, although we expect our average deposits to decline in fiscal year 2009.

     Detail of our mortgage loans held for investment and the related allowance at April 30, 2008 and 2007 is as follows:

						(dollars in 000s)

Year ended April 30,		2008			2007

	Outstanding	Loan Loss	%30-Days	Outstanding	Loan Loss	%30-Days
	Principal Balance	Allowance	Past Due	Principal Balance	Allowance	Past Due

Purchased from OOMC and affiliates	$734,658	$44,180	16.30%	$1,010,028	$3,341	4.70%
Purchased from third-parties	269,982	1,221	1.90%	340,864	107	0.50%

Total mortgage loans held for investment	$1,004,640	$45,401	11.71%	$1,350,892	$3,448	3.86%

     We recorded a provision for loan losses on our mortgage loans held for investment of $42.0 million during the current year, compared to $3.6 million in the prior year. Our loan loss provision increased significantly during the current year as a result of declining collateral values due to declining residential home prices, and increasing delinquencies occurring in our portfolio. Our loan loss reserve as a percent of mortgage loans was 4.49%, or $45.4 million, at April 30, 2008, compared to 0.25%, or $3.4 million, at April 30, 2007.
     Mortgage loans held for investment includes loans originated by OOMC and affiliates and purchased by HRB Bank. Those loans have experienced higher rates of delinquency than other loans in our portfolio and expose us to a higher risk of potential credit loss. Residential real estate markets are experiencing significant declines in property values and mortgage default rates are increasing. If adverse market trends continue, including trends within our portfolio specifically, we may be required to record additional loan loss provisions, and those losses may be significant.
     Total expenses rose $34.0 million, or 10.6%, from the prior year. Compensation and benefits increased $23.3 million, or 17.1%, primarily due to higher commission and bonus payouts resulting from improved production revenue and a higher number of recently recruited advisors. Other cost of services increased $9.3 million, or 33.8%, primarily due to additional expenses associated with the H&R Block Prepaid Emerald MasterCard® program.
     Amortization of intangible assets decreased $15.3 million, or 41.7%, as the related intangible assets were fully amortized in November 2007.
     Selling, general and administrative expenses increased $16.1 million, or 17.3%, primarily due to expenses associated with the Emerald Advance lines of credit, coupled with gains on the disposition of certain assets recorded in the prior year.
     Pretax income for fiscal year 2008 was $10.1 million compared to prior year income of $19.8 million.
FISCAL 2007 COMPARED TO FISCAL 2006 – Consumer Financial Services’ revenues, net of interest expense and provision for loan losses, for fiscal year 2007 increased $58.3 million, or 20.7%, over fiscal year 2006, primarily as a result of HRB Bank, which commenced operations May 1, 2006 and contributed $38.3 million. HRBFA revenues increased $20.0 million over fiscal year 2006.
     Financial advisor production revenue, which consists primarily of fees earned on assets under administration and commissions on customer trades, increased $9.2 million, or 4.8%, over fiscal year 2006 due primarily to higher annuitized revenues. The following table summarizes the key drivers of production revenue:

Year ended April 30,	2007	2006

Client trades	907,075	974,625
Average revenue per trade	$126.54	$119.11
Ending balance of assets under administration (billions)	$33.1	$31.8
Annualized productivity per advisor	$216,000	$194,000
     Other service revenues increased $36.4 million due to revenues earned from our H&R Block Prepaid Emerald MasterCard® program, coupled with positive sweep account rate variances and higher underwriting fees.

     Net interest income on banking activities totaled $24.0 million for fiscal year 2007. The following table summarizes the key drivers of net interest income on banking activities for fiscal year 2007:

		(dollars in 000s)

	Average Balance	Average Rate Earned (Paid)

Mortgage loans held for investment	$746,387	6.80%
Other investments	$117,350	5.25%
Deposits	$700,707	(4.59)%
     Total expenses increased $5.7 million, or 1.8%. Cost of services increased $7.1 million, or 3.8%, primarily due to the expenses of HRB Bank, which opened May 1, 2006.
     Pretax income for Consumer Financial Services for fiscal year 2007 was $19.8 million compared to the fiscal year 2006 loss of $32.8 million. HRB Bank contributed pretax earnings of $23.1 million in fiscal year 2007, while HRBFA improved its pretax loss to $3.3 million compared to $32.8 million in fiscal year 2006.
DISCONTINUED OPERATIONS
Discontinued operations includes OOMC and its subsidiary, HRBMC, mortgage businesses historically engaged in the origination and acquisition of non-prime and prime mortgage loans, the sale and securitization of mortgage loans and residual interests, and the servicing of non-prime loans. Also included are the results of three smaller lines of business previously reported in our Business Services segment. Our tax operations in the United Kingdom previously reported in our Tax Services segment were included in fiscal years 2007 and 2006. Operating results presented below are net of eliminations of intercompany activities.
     On April 30, 2008, OOMC sold its loan servicing assets to an affiliate of WL Ross pursuant to a previously announced agreement dated March 17, 2008. At January 31, 2008 we had an impairment relating to the estimated loss upon disposition of OOMC equal to $304.9 million, including $193.4 million recorded in fiscal year 2007. OOMC incurred an actual loss upon sale of the servicing assets of $233.3 million. Impairments were reversed in the fourth quarter, resulting in net impairments for fiscal year 2008 totaling $39.9 million. As OOMC is a wholly-owned subsidiary, earnings and losses recognized at OOMC are reflected in our consolidated financial statements. See additional discussion in Item 8, note 19. The sale is subject to certain post-closing adjustments.

Discontinued Operations – Operating Statistics			(in 000s)

Year ended April 30,	2008	2007	2006

VOLUME OF LOANS ORIGINATED:
Wholesale (non-prime)	$3,568,822	$24,342,779	$36,028,794
Retail: Non-prime	97,471	1,588,944	3,260,071
Prime	382,737	1,141,744	1,490,898

	$4,049,030	$27,073,467	$40,779,763

LOAN SALES:
Third-party buyers, net of repurchases	$4,182,530	$26,295,714	$40,272,225
HRB Bank, net of repurchases	(137,307)	1,181,498	—

	$4,045,223	$27,477,212	$40,272,225

Discontinued Operations – Operating Results			(in 000s)

Year ended April 30,	2008	2007	2006

Components of gains on sales:
Gain (loss) on mortgage loans	$(121,849)	$101,980	$648,693
Gain (loss) on derivatives	1,336	(11,042)	141,223
Loan sale repurchase reserves	(582,373)	(388,733)	(73,562)
Gain on sales of residual interests	—	7,038	31,463
Impairment of residual interests	(137,762)	(168,878)	(34,107)

	(840,648)	(459,635)	713,710
Interest income	44,110	55,024	133,703
Loan servicing revenue	353,922	433,438	398,992
Other	19,405	45,747	51,643

Total revenues	(423,211)	74,574	1,298,048

Cost of services	267,499	380,186	351,676
Cost of other revenues	203,624	295,336	444,391
Impairment of goodwill and intangible assets	—	157,511	—
Loss on sale and estimated impairments	45,510	193,367	—
Selling, general and administrative	236,032	281,182	185,070

Total expenses	752,665	1,307,582	981,137

Pretax income (loss)	(1,175,876)	(1,233,008)	316,911
Income taxes (benefit)	(412,753)	(425,018)	124,044

Net income (loss)	$(763,123)	$(807,990)	$192,867

FISCAL 2008 COMPARED TO FISCAL 2007 — On December 4, 2007, we announced that OOMC would terminate all origination activities, although it would fulfill loan commitments in its pipeline. In January 2008, OOMC funded its last loan. On April 30, 2008, OOMC sold its loan servicing activities.
     The pretax loss of $1.2 billion for fiscal year 2008 includes losses of $15.0 million from our Business Services discontinued operations, with the remainder from OOMC’s mortgage business. As discussed more fully below, mortgage results include $582.4 million in loss provisions and repurchase reserves, impairments of residual interests of $137.8 million, and restructuring charges of $119.2 million, including costs to cease origination activities.
     During the first eight months of fiscal year 2008, concerns about credit quality in the non-prime mortgage industry resulted in lower demand for non-prime loans and a higher yield requirement by investors that purchase the loans. As a result, mortgage loans originated during this period were valued at less than par by the time they were sold in the secondary market. Loans sales from January to April 2008 consisted primarily of loans repurchased due to contractual obligations.
     OOMC recorded total loss provisions relating to the repurchase and disposition of loans previously sold or securitized of $582.4 million during the current year compared to $388.7 million in the prior year. OOMC repurchased mortgage loans totaling $515.4 million and $990.0 million during fiscal years 2008 and 2007, respectively. In addition, during fiscal year 2008 OOMC experienced a higher severity of losses on repurchased loans. Based on historical experience, OOMC assumed an average 62% loss severity at April 30, 2008, compared to 26% at April 30, 2007.
     Given that loan originations ceased in January 2008, and that obligations under early payment default provisions only relate to defaults involving the first monthly payment due to the purchaser, OOMC’s continuing risk of loss related to first payment defaults has diminished. However, repurchase obligations relating to representation and warranty breaches are not subject to a stated term and, therefore, may continue for the foreseeable future. OOMC recorded loss provisions totaling $202.9 million during the fourth quarter of fiscal year 2008, resulting in a liability as of April 30, 2008 of $243.1 million relating to estimated potential losses arising from future claims of representation and warranty breaches.
     To the extent that valid claim volumes in the future exceed current estimates, or the value of mortgage loans and residential home prices decline further, future losses may be greater than amounts currently provided and those differences may be significant. See additional discussion of OOMC’s mortgage loan repurchase obligation in “Critical Accounting Policies” and in Item 8, note 17 to our consolidated financial statements.
     During the current year, the disruption in the secondary market also impacted OOMC’s residual interests. OOMC recorded impairments of residual interests of $137.8 million due to higher expected credit losses resulting from the decline in performance of the underlying collateral and an increase in the discount rate assumption. As of April 30, 2008, substantially all residual interests from originations prior to January

2007 were written down to zero value. Residual interests at April 30, 2008 have a current carrying value of $16.7 million.
     Loan servicing revenues decreased $79.5 million, or 18.3%, compared to the prior year. The decrease reflects a decline in the average servicing portfolio throughout the year, which decreased 15.9%, to $60.0 billion. The decline in the average servicing portfolio is the result of a decline in the subservicing portfolio, coupled with significantly lower origination volumes, due to our decision to exit the origination business. OOMC sold its servicing portfolio as of April 30, 2008.
     Total expenses for fiscal year 2008 decreased $554.9 million, or 42.4%, from the prior year. Cost of services decreased $112.7 million primarily due to lower amortization of mortgage servicing rights (MSRs).
     Cost of other revenues decreased $91.7 million, primarily due to the termination of origination activities. As a result, compensation and benefits declined due to lower staffing levels, although this reduction was partially offset by increased interest expense.
     Selling, general and administrative expenses were flat compared to the prior year, as restructuring and termination activities recorded in the current year were offset by lower operating expenses resulting from prior year restructuring activities.
     The loss from discontinued operations for the current year of $763.1 million is net of tax benefits of $412.8 million, and primarily includes income tax benefits related to OOMC.
FISCAL 2007 COMPARED TO FISCAL 2006 — Conditions in the non-prime mortgage industry were challenging throughout fiscal year 2007, and particularly in our fourth quarter. OOMC’s mortgage operations, as well as the entire industry, were impacted by deteriorating conditions in the secondary market, where reduced investor demand for loan purchases, higher investor yield requirements and increased estimates for future losses reduced the value of non-prime loans. Under these conditions, non-prime originators generally reported significant increases in losses and many were unable to meet their financial obligations.
     The pretax loss for fiscal year 2007 was $1.2 billion compared to income of $316.9 million in fiscal year 2006. The pretax loss of $1.2 billion includes losses of $50.2 million from our Business Services and Tax Services discontinued operations, with the remainder from our mortgage business. Mortgage results include $388.7 million in loss provisions and repurchase reserves, impairments of residual interests of $168.9 million and impairments of other assets totaling $345.8 million.
CRITICAL ACCOUNTING POLICIES
We consider the policies discussed below to be critical to understanding our financial statements, as they require the use of significant judgment and estimation in order to measure, at a specific point in time, matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, we caution that future events rarely develop precisely as forecasted and estimates routinely require adjustment and may require material adjustment.
     VALUATION OF MORTGAGE LOANS HELD FOR INVESTMENT — We record an allowance representing our estimate of credit losses inherent in the portfolio of loans held for investment by HRB Bank at the balance sheet date. The majority of this estimated credit loss is evaluated for mortgage loans on a pooled basis. We stratify the loan portfolio based on our view of risk associated with various elements of the pool and assign estimated loss rates based on those risks. Loss rates are based primarily on historical experience and our assessment of economic and market conditions. We review non-performing loans, including loans meeting the definition of troubled debt restructurings, individually and record loss estimates typically based on the value of the underlying collateral.
     Because of imprecision and uncertainty inherent in developing estimates of future credit losses, in particular during periods of rapidly declining collateral values or increasing delinquency rates, our estimation process during fiscal year 2008 included development of ranges of possible outcomes. Ranges were developed by stressing initial estimates of both the rate at which loans in HRB Bank’s portfolio will become delinquent (frequency) and the amount of loss HRB Bank will ultimately realize upon occurrence of a liquidation of collateral (severity). Stressing of frequency and severity assumptions is intended to model deterioration in credit quality that is difficult to predict during declining economic conditions. Future deterioration in credit quality may exceed our modeled assumptions.
     The loan loss reserve as a percent of mortgage loans held for investment was 4.49% at April 30, 2008, compared to 0.25% at April 30, 2007. The loan loss provision increased significantly during the current year as a result of declining collateral values due to lower residential home prices, increasing delinquencies occurring in our portfolio during fiscal year 2008, and modeled expectations for future deterioration in the portfolio. The residential mortgage industry has experienced significant adverse trends for an extended period. If adverse trends continue for a sustained period or at rates worse than modeled by us, HRB Bank may be required to record additional loan loss provisions, and those losses may be significant.
     Determining the allowance for credit losses for loans held for investment requires us to make estimates of losses that are highly uncertain and requires a high degree of judgment. If our underlying assumptions prove to be inaccurate, the allowance for loan losses could be insufficient to cover actual losses. If our estimates understate probable losses inherent in the portfolio, this would result in additional expense. An additional 10% adverse change in our assumptions related to frequency and severity would result in additional losses of $2.7 million and $2.4 million, respectively.
     MORTGAGE LOAN REPURCHASE OBLIGATION — OOMC records a liability relating to potential losses that could be incurred upon fulfillment of its obligation to repurchase previously sold loans in connection with early payment defaults or breaches of other representations and warranties. Mortgage loans OOMC originated were generally sold in the secondary market in the form of a whole-loan sale or mortgage-backed security.
     In whole-loan sale transactions, OOMC generally guarantees the first payment to the purchaser. If this payment is not collected, it is referred to as an early payment default. In the event of an early payment default, purchasers of OOMC’s loans have the right to require that OOMC repurchase the loan. OOMC has incurred significant losses historically in connection with early payment default obligations, in particular during fiscal year 2007 and the first three quarters of the fiscal year 2008. Given that loan originations ceased in January 2008, we do not expect continuing risk of loss related to first payment defaults. Accordingly, OOMC has no liability recorded at April 30, 2008 relating to early payment defaults.
     OOMC is also obligated to repurchase loans sold or securitized in the event of a breach of representations and warranties it made to purchasers or insurers of such loans, or otherwise indemnify certain third-parties for losses incurred by them. OOMC records a liability for contingent losses relating to representation and warranty claims by estimating loan repurchase volumes and indemnification obligations for both known claims and projections of expected future claims. Projections of future claims are based on an analysis that includes a combination of reviewing historical repurchase trends, developing loss expectations on loans sold or securitized, and predicting the level at which previously originated loans may be subject to valid claims regarding representation and warranty breaches. For loans actually repurchased, OOMC incurs losses for the difference between the principal amount of the loan (together with accrued interest) and the value realized upon resale of the loan or liquidation of the property securing the loan. OOMC typically estimates the amount of future loss based on current market values of loans OOMC recently sold or received bids for. The loss severity assumption increased during the fourth quarter of fiscal year 2008, from 50% to 62%.
     Based on an analysis as of April 30, 2008, OOMC estimated its liability for loan repurchase and indemnification obligations pertaining to claims of breach of representation and warranties to be $243.1 million. To the extent that valid claim volumes in the future exceed current estimates, or the value of mortgage loans and residential home prices decline, future losses may be greater than these estimates and those differences may be significant. See Item 8, note 17 to our consolidated financial statements.
     LITIGATION — It is our policy to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. Assessing the likely outcome of pending litigation, including the amount of potential loss, if any, is highly subjective. Our estimates may differ from actual results due to difficulties in predicting the outcome of jury trial, arbitration hearings, settlement discussions and related activity, predicting the outcome of class certification actions and various other uncertainties.
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
     VALUATION OF GOODWILL — We test goodwill and other indefinite-life intangible assets for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value. Our goodwill impairment analysis is based on a discounted cash flow approach, and market comparables when available. This analysis, at the reporting unit level, requires significant management judgment with respect to revenue and expense forecasts, anticipated changes in working capital and the selection and application of an appropriate discount rate. Changes in projections or assumptions could materially affect our estimate of reporting unit fair values. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could affect our conclusions regarding the existence or amount of potential impairment. Finally, strategic changes in our outlook regarding reporting units or intangible assets may alter our valuation approach and could result in changes to our conclusions regarding impairment.
     The goodwill balance in our continuing operations was $1.0 billion as of April 30, 2008, and $993.9 million as of April 30, 2007. During fiscal year 2008, we recorded $5.7 million of goodwill impairments within our Tax Services segment. There were no goodwill impairments in our continuing operations during fiscal years 2007 or 2006. In fiscal year 2007, we recorded $154.9 million in goodwill impairments related to the sale or wind-down of businesses reported as discontinued operations.
     INCOME TAXES — We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” as further interpreted by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”
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
     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Our gross deferred tax asset at April 30, 2008 was $523.8 million and was reduced by a valuation allowance totaling $36.9 million. We have considered taxable income in carry-back periods, historical and forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and tax planning strategies in determining the need for a valuation allowance against our deferred tax assets. In the event we were to determine we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination. Likewise, if we later determine it is more likely than not that the deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.
     The income tax laws of jurisdictions in which we operate are complex and subject to different interpretations by the taxpayer and applicable government taxing authorities. Income tax returns filed by us are based on our interpretation of these rules. The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments, including assessments of interest and/or penalties. Our estimate for the potential outcome for any uncertain tax issue is highly subjective and based on our best judgments. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate on a quarterly basis. Net unrecognized tax benefits that would impact our effective tax rate totaled $119.6 million at April 30, 2008.
     REVENUE RECOGNITION — We have many different revenue sources, each governed by specific revenue recognition policies. Our revenue recognition policies can be found in Item 8, note 1 to our consolidated financial statements.
     OTHER SIGNIFICANT ACCOUNTING POLICIES — Other significant accounting policies, not involving the same level of judgment or uncertainty as those discussed above are nevertheless important to an understanding of the financial statements. These policies may require judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standard setters and regulators. Although specific conclusions reached by these standard setters may cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see Item 8, note 1 to our consolidated financial statements, which discusses accounting policies we have selected when there are acceptable alternatives, and new or proposed accounting standards that may affect our financial reporting in the future.

FINANCIAL CONDITION
     CAPITAL RESOURCES & LIQUIDITY — Our sources of capital include cash from operations, issuances of common stock and debt. We use capital primarily to fund working capital, pay dividends, repurchase treasury shares and acquire businesses.
     Given the likely availability of a number of liquidity options, we believe, that in the absence of any unexpected developments, our existing sources of capital at April 30, 2008 are sufficient to meet our operating needs.
     CASH FROM OPERATIONS — Cash provided by operations totaled $215.8 million for fiscal year 2008, compared to cash used in operations of $584.7 million in 2007 and cash provided of $594.1 million in 2006. Operating cash flows in fiscal year 2008 increased from fiscal year 2007 primarily due to lower net losses and lower income tax payments. We received net refunds of income tax payments of $238.8 million in the current year, compared to income tax payments made of $405.4 million in fiscal year 2007.
     ISSUANCES OF COMMON STOCK — We issue shares of our common stock in accordance with our stock-based compensation plans out of our treasury shares. Proceeds from the exercise of stock options totaled $23.3 million, $25.7 million and $98.5 million in fiscal years 2008, 2007 and 2006, respectively.
     DEBT — In April 2007, we obtained a $500.0 million credit facility to provide funding for the $500.0 million of 8 1/2% Senior Notes which were due April 16, 2007. This facility was amended on December 20, 2007 to extend the term of the facility. Under the amended facility, $250.0 million matured on February 29, 2008 and $250.0 million matured on April 30, 2008. At April 30, 2008 there was no outstanding balance under this facility, as the facility was repaid in full in February 2008, primarily from the proceeds of Senior Notes as discussed below.
     On January 11, 2008, we issued $600.0 million of 7.875% Senior Notes under our shelf registration. The Senior Notes are due January 15, 2013, and are not redeemable by the bondholders prior to maturity. The net proceeds of this transaction were used to repay the $500.0 million facility discussed above, with the remaining proceeds used for working capital and general corporate purposes. As of April 30, 2008, we had $250.0 million remaining under our shelf registration for additional debt issuances.
     We had no commercial paper outstanding at April 30, 2008, compared to $1.0 billion at April 30, 2007. During fiscal year 2008, we borrowed under our CLOCs as an alternative to commercial paper issuance to support off-season working capital requirements primarily in our Tax Services and Business Services segments and operating losses from our mortgage businesses. We had no balance outstanding under our CLOCs at April 30, 2008. However, we do expect to borrow on the CLOCs during fiscal year 2009 to fund our off-season working capital requirements. See additional discussion in “Borrowings” and note 9 to the consolidated financial statements.
     We entered into a committed line of credit agreement with HSBC Finance Corporation effective January 10, 2008 for use as a funding source for the purchase of RAL participations. This line provides funding totaling $3.0 billion through March 30, 2008 and $120.0 million thereafter through June 30, 2008. This line is subject to various covenants that are similar to our CLOCs, and is secured by our RAL participations. All borrowings on this facility were repaid as of April 30, 2008, and the facility is now closed.
     DIVIDENDS — We have consistently paid quarterly dividends. Dividends paid totaled $183.6 million, $172.0 million and $160.0 million in fiscal years 2008, 2007 and 2006, respectively.
     Our Board of Directors approved an increase of the quarterly cash dividend from 14.25 cents to 15 cents per share, a 5.3% increase, effective with the quarterly dividend payment on October 1, 2008.
     SHARE REPURCHASES — On June 7, 2006, our Board approved an authorization to repurchase 20.0 million shares. On June 9, 2004, our Board of Directors approved an authorization to repurchase 15 million shares. There were 22.4 million shares remaining under these authorizations at the end of fiscal year 2008. We did not repurchase shares during fiscal year 2008. During fiscal year 2007, we repurchased 8.1 million shares at an aggregate price of $180.9 million or an average price of $22.22 per share.
     In June 2008, our Board of Directors rescinded the previous authorizations to repurchase shares of our common stock, and approved an authorization to purchase up to $2.0 billion of our common stock over the next four years.
     ACQUISITIONS — Total cash paid for acquisitions was $24.9 million, $57.6 million and $210.1 million during fiscal years 2008, 2007 and 2006, respectively.
     RESTRICTED CASH — We hold certain cash balances that are restricted as to use. Cash and cash equivalents – restricted totaled $219.0 million at fiscal year end. HRBFA held $212.0 million of this total segregated in a special reserve account for the exclusive benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934.

     SEGMENT CASH FLOWS — A condensed consolidating statement of cash flows by segment for the fiscal year ended April 30, 2008, follows. Generally, interest is not charged on intercompany activities between segments. Our consolidated statements of cash flows are located in Item 8.

						(in 000s)

			Consumer
	Tax	Business	Financial		Discontinued	Consolidated
	Services	Services	Services	Corporate (1)	Operations	H&R Block

Cash provided by (used in):
Operations	$591,271	$133,169	$82,762	$30,680	$(622,095)	$215,787
Investing	(53,924)	(31,766)	217,753	(31,970)	1,047,196	1,147,289
Financing	(28,588)	(15,867)	(404,889)	(1,054,837)	(53,888)	(1,558,069)
Net intercompany	(469,152)	(96,459)	15,462	921,362	(371,213)	—

(1)	Income tax payments, net of refunds of $317.8 million received during fiscal year 2008, are included in Corporate.
     TAX SERVICES — Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in the fourth quarter. Tax Services generated $591.3 million in operating cash flows primarily related to net income, as cash is generally collected from clients at the time services are rendered. Cash used in investing activities of $53.9 million was for capital expenditures and business acquisitions.
     Our international operations have historically been self-funded. However, H&R Block Canada, Inc. (Block Canada) utilized intercompany borrowings to fund its CashBack program and working capital requirements in the current year. Block Canada previously used commercial paper borrowings to fund this program. Cash balances are held in Canada and Australia independently in local currencies.
     BUSINESS SERVICES — Business Services’ funding requirements are largely related to receivables for completed work and “work in process” and funding relating to acquired businesses. We have provided funding in the normal course of business sufficient to cover these working capital needs. Business Services also has future obligations and commitments, which are summarized in “Contractual Obligations and Commercial Commitments.”
     This segment generated $133.2 million in operating cash flows primarily related to net income. Additionally, Business Services used $31.8 million in investing activities primarily related to capital expenditures and $15.9 million in financing activities because of payments on acquisition debt.
     CONSUMER FINANCIAL SERVICES — In fiscal year 2008, Consumer Financial Services provided $217.8 million in investing activities primarily due to principal payments received on mortgage loans held for investment. Cash used in financing activities of $404.9 million is primarily due to customer deposits.
     To manage short-term liquidity, Block Financial LLC (BFC) provides HRBFA a $250.0 million unsecured credit facility. At the end of fiscal year 2008, there was no outstanding balance on this facility.
     HRBFA has two lines of credit with an unaffiliated financial institution with a total credit limit of $51.0 million. There was no outstanding balance on these lines at April 30, 2008 or 2007, and there were no borrowings on these lines of credit during fiscal years 2008 or 2007.
     Liquidity needs relating to client trading and margin-borrowing activities are met primarily through cash balances in client brokerage accounts and working capital. Stock loans have historically been used as a secondary source of funding and could be used in the future, if warranted.
     Securities borrowed and securities loaned transactions are generally reported as collateralized financings. These transactions require us to deposit cash and/or collateral with the counterparty. Securities loaned consist of securities customers purchased on margin. We receive cash collateral approximately equal to the value of the securities loaned. The amount of cash collateral is adjusted, as required, for market fluctuations in the value of the securities loaned. Interest rates paid on the cash collateral fluctuate as short-term interest rates change.
     To satisfy the margin deposit requirement of client option transactions with the Options Clearing Corporation (OCC), HRBFA pledges customers’ margined securities. Pledged securities at the end of fiscal year 2008 totaled $47.2 million, an excess of $9.6 million over the margin requirement. Pledged securities at the end of fiscal year 2007 totaled $47.0 million, an excess of $11.5 million over the margin requirement.
     During fiscal year 2008, HRBFA paid dividends of $63.6 million to BFC, its direct corporate parent.
     HRB Bank’s current liquidity needs are generally met through deposits from banking clients. HRB Bank has access to traditional funding sources such as deposits, federal funds purchased and repurchase agreements. HRB Bank maintains a credit facility with the Federal Home Loan Bank (FHLB). At April 30, 2008, $129.0 million was drawn under this facility.
     BFC made an additional capital contribution to HRB Bank of $107.1 million during fiscal year 2008. This contribution was provided for HRB Bank to meet its capital requirements due to seasonal fluctuations in the size of its balance sheet. Also during fiscal year 2008, we submitted an application to the OTS requesting that HRB Bank be allowed to pay dividends to BFC in an amount that will not exceed the capital necessary to continuously maintain HRB Bank’s required 12.0% leverage ratio. The OTS approved our application on February 29, 2008. HRB Bank paid a dividend of $150.0 million to BFC in April 2008.
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
     DISCONTINUED OPERATIONS — Discontinued operations used $622.1 million in cash from operating activities primarily due to losses during fiscal year 2008. Operating cash flows of discontinued operations in the table above includes the net loss from discontinued operations of $763.1 million. Cash provided by investing activities of $1.0 billion reflects gross proceeds from the sale of servicing assets completed April 30, 2008. Sale proceeds utilized to repay debt outstanding under our servicing advance facility are presented net of related borrowings in financing activities. Ongoing liquidity needs of OOMC relate primarily to continuing loan repurchase obligations.
     Historically, BFC provided OOMC a line of credit of at least $150.0 million for working capital needs. In connection with the sale of OOMC’s servicing assets, this line of credit was terminated.
     OOMC utilized a $1.2 billion facility to fund servicing advances (the “Servicing Advance Facility”), in which the servicing advances are collateral for the facility. This on-balance sheet facility was repaid in full with the proceeds from the sale of servicing assets on April 30, 2008. OOMC received $19.9 million from the Servicing Advance Facility, previously held in escrow, upon repayment.
OFF-BALANCE SHEET FINANCING ARRANGEMENTS
During fiscal year 2008, OOMC was party to various transactions with an off-balance sheet component, including loan commitments and QSPEs. However, in connection with the cessation of all loan origination activities, OOMC terminated all remaining on- and off-balance sheet warehouse facilities during the third quarter of fiscal year 2008.
BORROWINGS
The following chart provides the debt ratings for BFC:

		April 30, 2008			April 30, 2007
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook

Fitch (1)	F3	BBB	Negative	F1	A	Stable
Moody’s	P2	Baa1	Negative	P2	A3	Negative
S&P (2)	A3	BBB-	Negative	A2	BBB+	Negative
DBRS (3)	R-2 (high)	BBB (high)	Negative	R-1 (low)	A	Stable

(1)	Short-term rating of F2 and outlook of Stable effective May 14, 2008.

(2)	Placed on CreditWatch Positive effective May 2, 2008.

(3)	Outlook of Stable effective May 5, 2008.
     We use capital primarily to fund working capital requirements, pay dividends, repurchase treasury shares and acquire businesses. Market conditions and credit rating downgrades negatively impacted our ability to issue commercial paper in fiscal year 2008. As an alternative to commercial paper issuance, we borrowed under our CLOCs in fiscal year 2008 to support off-season working capital requirements in our Tax Services and Business Services segments and operating losses from our mortgage businesses.
     At April 30, 2008, we maintained $2.0 billion in revolving credit facilities to support issuance of commercial paper and for general corporate purposes. These CLOCs, and borrowings thereunder, have a maturity date of August 2010 and an annual facility fee in a range of six to fifteen basis points per annum, based on our credit ratings. We had no balance outstanding as of April 30, 2008. The CLOCs, among other things, require we maintain at least $650.0 million of net worth on the last day of any fiscal quarter. We had net worth of $987.8 million at April 30, 2008. There are no rating contingencies affecting the availability of the CLOCs.
     On January 11, 2008, we issued $600.0 million of 7.875% Senior Notes under our shelf registration. The Senior Notes are due January 15, 2013, and are not redeemable by the bondholders prior to maturity. The net proceeds of this transaction were used to repay a $500.0 million facility, with the remaining proceeds used for working capital and general corporate purposes. As of April 30, 2008, we had $250.0 million remaining under our shelf registration for additional debt issuances.
     We entered into a committed line of credit agreement with HSBC Finance Corporation effective January 10, 2008 for use as a funding source for the purchase of RAL participations. This line provides funding totaling $3.0 billion through March 30, 2008 and $120.0 million thereafter through June 30, 2008. This line is subject to various covenants that are similar to our CLOCs, and is secured by our RAL participations. All borrowings on this facility were repaid as of April 30, 2008, and the facility is now closed.
     During the third quarter of fiscal year 2008, borrowing needs in our Canadian operations were funded by corporate borrowings in the U.S. To mitigate the foreign currency exchange rate risk, we used forward foreign exchange contracts. We do not enter into forward contracts for speculative purposes. In estimating the fair value of derivative positions, we utilize quoted market prices, if available, or quotes obtained from external sources. There were no forward contracts outstanding as of April 30, 2008.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
A summary of our obligations to make future payments as of April 30, 2008, is as follows:

					(in 000s)

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Long-term debt (including interest)	$1,457,877	$171,795	$135,591	$721,224	$429,267
Customer deposits	785,624	630,060	9,074	6,557	139,933
Acquisition payments	28,398	6,728	3,246	18,424	—
Short-term borrowings	25,000	25,000	—	—	—
Media advertising purchase obligation	19,043	19,043	—	—	—
Capital lease obligations	12,514	513	1,052	1,247	9,702
Operating leases	854,956	265,130	364,333	144,022	81,471

Total contractual cash obligations	$3,183,412	$1,118,269	$513,296	$891,474	$660,373

     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on May 1, 2007. At April 30, 2008, the liability recorded for uncertain tax positions, excluding related interest and penalties, totaled $137.6 million. This liability represents an estimate of tax positions we have taken in our tax returns that may ultimately not be sustained upon examination by the tax authorities. Amounts we expect to pay in the next twelve months of $11.5 million are included in accounts payable, accrued expenses and other current liabilities on our consolidated balance sheet. The remaining amount is included in other noncurrent liabilities on our consolidated balance sheet. Because the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated FIN 48 liability has been excluded from the table above. See Item 8, note 14 to the consolidated financial statements for additional information.
     A summary of our commitments as of April 30, 2008, which may or may not require future payments, expire as follows:

					(in 000s)

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Franchise Equity Lines of Credit	$79,134	$33,859	$26,488	$18,787	$—
Commitment to fund M&P	125,000	125,000	—	—	—
Pledged securities	47,225	47,225	—	—	—
Contingent acquisition payments	24,288	4,454	8,205	11,215	414
Other commercial commitments	4,070	1,865	2,205	—	—

Total commercial commitments	$279,717	$212,403	$36,898	$30,002	$414

     See discussion of contractual obligations and commitments in Item 8, within the notes to our consolidated financial statements.
REGULATORY ENVIRONMENT
In March 2006, the OTS approved the federal savings bank charter of HRB Bank. HRB Bank commenced operations on May 1, 2006, at which time H&R Block, Inc. became a savings and loan holding company. As a savings and loan holding company, H&R Block, Inc. is subject to regulation by the OTS. Federal savings banks are subject to extensive regulation and examination by the OTS, their primary federal regulator, as well as the FDIC. In conjunction with H&R Block, Inc.’s application with the OTS for HRB Bank, H&R Block, Inc. made commitments as part of our charter approval order (Master Commitment) which included, but were not limited to: (1) H&R Block, Inc. to maintain a three percent minimum ratio of adjusted tangible capital to adjusted total assets, as defined by the OTS; (2) maintain all HRB Bank capital within HRB Bank in accordance with the submitted three-year business plan; and (3) follow federal regulations surrounding intercompany transactions and approvals. Effective April 30, 2008, the three percent minimum ratio of adjusted tangible capital to adjusted total assets requirement was eliminated, and a Supervisory Directive relating to prior non-compliance with this requirement was rescinded.
     All savings associations are subject to the capital adequacy guidelines and the regulatory framework for prompt corrective action. HRB Bank must meet specific capital guidelines that involve quantitative measures of HRB Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. HRB Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. As of March 31, 2008, our most recent Thrift Financial Report (TFR) filing with the OTS, HRB bank was a “well capitalized” institution under the prompt corrective action provisions of the FDIC. See Item 8, note 16 to the consolidated financial statements for additional discussion of regulatory capital requirements and classifications.
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
     HRBFA is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers. HRBFA is required to maintain minimum net capital as defined under Rule 15c3-1 of the Securities Exchange Act of 1934 and complies with the alternative capital requirement, which requires HRBFA to maintain net capital equal to the greater of $1.0 million or 2% of the combined aggregate debit balances arising from customer transactions. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the greater of 5% of combined aggregate debit items or 120% of the minimum required net capital. At April 30, 2008, HRBFA’s net capital of $70.4 million, which was 15.5% of aggregate debit items, exceeded its minimum required net capital of $9.1 million by $61.3 million. During fiscal year 2008, HRBFA paid dividends of $63.6 million to BFC, its direct corporate parent. HRBFA was in excess of the minimum net capital requirement during fiscal years 2008 and 2007.
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
     From time to time in the ordinary course of business, we receive inquiries from governmental and self-regulatory agencies regarding the applicability of Laws to our services and products. In response to past inquiries, we have agreed to comply with such Laws, convinced the authorities that such Laws were not applicable or that compliance already exists and/or modified our activities in the applicable jurisdiction to avoid the application of all or certain parts of such Laws. We believe the past resolution of such inquiries and our ongoing compliance with Laws has not had a material adverse effect on our consolidated financial statements. We cannot predict what effect future Laws, changes in interpretations of existing Laws or the results of future regulator inquiries with respect to the applicability of Laws may have on our consolidated financial statements. See additional discussion of legal matters in Item 3, “Legal Proceedings” and Item 8, note 18 to our consolidated financial statements.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
This section presents information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” The tables in this section include HRB Bank information only, which commenced operations during fiscal year 2007.
      DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL – The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates for fiscal years 2008 and 2007:

(dollars in 000s)
April 30,		2008			2007
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost

Interest-earning assets:
Loans, net (1)	$1,221,103	$120,233	9.85%	$746,387	$50,767	6.80%
Available-for-sale investment securities	36,055	1,847	5.12%	24,405	1,389	5.69%
Federal funds sold	153,332	4,981	3.25%	91,975	4,747	5.16%
FHLB stock	6,876	323	4.70%	970	20	2.11%

	1,417,366	$127,384	8.99%	863,737	$56,923	6.59%

Non-interest-earning assets	25,502			24,583

Total HRB Bank assets	$1,442,868			$888,320

Interest-bearing liabilities:
Customer deposits	$904,836	$42,878	4.74%	$596,104	$32,128	5.39%
FHLB borrowing	117,743	6,008	5.10%	16,055	832	5.18%

	1,022,579	$48,886	4.78%	612,159	$32,960	5.38%

Non-interest-bearing liabilities	210,767			110,610

Total liabilities	1,233,346			722,769
Total shareholders’ equity	209,522			165,551

Total liabilities and shareholders’ equity	$1,442,868			$888,320

Net yield on interest-earning assets (1)		$78,498	5.54%		$23,963	2.77%

(1)	Excludes revenue sharing with Tax Services on Emerald Advance activities.
     The following table presents the rate/volume variance in interest income and expense for fiscal year 2008 compared to fiscal year 2007:

(in 000s)
	Total Change in	Change Due	Change Due	Change Due
	Interest Income/Expense	to Rate/Volume	to Rate	to Volume

Interest income:
Loans, net	$69,466	$14,490	$23,027	$31,949
Available-for-sale investment securities	458	(63)	(133)	654
Federal funds sold	234	(1,016)	(1,659)	2,909
FHLB stock	303	153	25	125

	$70,461	$13,564	$21,260	$35,637

Interest expense:
Customer deposits	$10,750	$(1,880)	$(3,004)	$15,634
FHLB borrowing	5,176	(81)	(13)	5,270

	$15,926	$(1,961)	$(3,017)	$20,904

      INVESTMENT PORTFOLIO – The following table presents the cost basis and fair value of HRB Bank’s investment portfolio at April 30, 2008 and 2007:

(in 000s)
April 30,	2008		2007
	Cost Basis	Fair Value	Cost Basis	Fair Value

Mortgage-backed securities	$30,809	$29,401	$35,122	$35,084
Federal funds sold	9,938	9,938	53,946	53,946
FHLB stock	7,536	7,536	9,091	9,091
Other	3,500	2,809	3,500	3,500

	$51,783	$49,684	$101,659	$101,621

     The following table shows the cost basis, scheduled maturities and average yields for HRB Bank’s investment portfolio at April 30, 2008:

(dollars in 000s)
		Less Than One Year		After Ten Years		Total
	Cost	Balance	Average	Balance	Average	Balance	Average
	Basis	Due	Yield	Due	Yield	Due	Yield

Mortgage-backed securities	$30,809	$—	—%	$30,809	4.94%	$30,809	4.94%
Federal funds sold	9,938	9,938	3.25%	—	—%	9,938	3.25%
FHLB stock	7,536	—	—%	7,536	4.70%	7,536	4.70%
Other	3,500	—	—%	3,500	6.20%	3,500	6.20%

	$51,783	$9,938		$41,845		$51,783

      LOAN PORTFOLIO AND RELATED ALLOWANCE FOR CREDIT LOSSES – The following table shows the composition of HRB Bank’s mortgage loan portfolio as of April 30, 2008 and 2007, and information on delinquent loans:

(in 000s)
April 30.	2008	2007

Residential real estate mortgages	$1,004,283	$1,350,612
Home equity lines of credit	357	280

	$1,004,640	$1,350,892

Non-accrual loans	$110,759	$22,909
Loans past due 90 days or more	73,600	22,909
     Of total loans outstanding at April 30, 2008, 71% were adjustable-rate loans and 29% were fixed-rate loans. A rollforward of HRB Bank’s allowance for loss on mortgage loans is as follows:

(dollars in 000s)
Year ended April 30,	2008	2007

Balance at beginning of the year	$3,448	$—
Provision	42,004	3,622
Recoveries	999	—
Charge-offs	(1,050)	(174)

Balance at end of the year	$45,401	$3,448

Ratio of net charge-offs to average loans outstanding during the year	0.09%	0.02%
      DEPOSITS – The following table shows HRB Bank’s average deposit balances and the average rate paid on those deposits for fiscal years 2008 and 2007:

(dollars in 000s)
Year ended April 30,	2008		2007
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Money market and savings	$653,126	4.92%	$509,915	5.46%
Interest-bearing checking accounts	141,328	4.31%	75,077	4.96%
IRAs	101,085	4.12%	10,534	5.05%
Certificates of deposit	9,297	5.45%	578	5.06%

	904,836	4.74%	596,104	5.39%
Non-interest-bearing deposits	189,325		104,603

	$1,094,161		$700,707

       RATIOS – The following table shows certain of HRB bank’s key ratios for fiscal years 2008 and 2007:

Year ended April 30,	2008	2007

Pretax return on assets	0.80%	2.60%
Net return on equity	3.32%	13.95%
Equity to assets ratio	12.80%	11.59%
      SHORT-TERM BORROWINGS –The following table shows HRB Bank’s short-term borrowings for fiscal years 2008 and 2007:

(dollars in 000s)
Year ended April 30,	2008		2007
	Balance	Rate	Balance	Rate

Ending balance of FHLB advances	$25,000	2.64%	$75,000	5.31%
Average balance of FHLB advances	13,743	5.32%	16,055	5.18%
     The maximum amount of FHLB advances outstanding during fiscal years 2008 and 2007 was $179.0 million.
NEW ACCOUNTING PRONOUNCEMENTS
See Item 8, note 1 to our consolidated financial statements for a discussion of recently issued accounting pronouncements.
RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION
We report our financial results in accordance with generally accepted accounting principles (GAAP). However, we believe certain non-GAAP performance measures and ratios used in managing the business may provide additional meaningful comparisons between current year results and prior periods by excluding certain items that do not represent results from our basic operations. Reconciliations to GAAP financial measures are provided below. These non-GAAP financial measures should be viewed in addition to, not as an alternative for, our reported GAAP results.

Banking Ratios	(dollars in 000s)
Year ended April 30,	2008	2007

Efficiency Ratio:
Total Consumer Financial Services expenses	$449,825	$325,709
Less: Interest and non-banking expenses	(387,229)	(309,498)

Non-interest banking expenses	$62,596	$16,211

Total Consumer Financial Services revenues	$459,953	$388,090
Less: Non-banking revenues and interest expense	(341,658)	(343,876)

Banking revenue – net of interest expense	$118,295	$44,214

	53%	37%
Net Interest Margin:
Net interest income – banking (1)	$78,498	$23,963
Divided by average bank earning assets	$1,417,366	$863,737

	5.54%	2.77%
Pretax Return on Average Assets:
Pretax banking income	$11,484	$23,086

Divided by average bank assets	$1,442,868	$888,320

	0.80%	2.60%

(1)	Excludes revenue sharing with Tax Services on Emerald Advance activities.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
GENERAL
INTEREST RATE RISK – We have a formal investment policy that strives to minimize the market risk exposure of our cash equivalents and available-for-sale (AFS) securities, which are primarily affected by credit quality and movements in interest rates. These guidelines focus on managing liquidity and preserving principal and earnings. Most of our interest rate sensitive assets and liabilities are managed at the subsidiary level.

     Our cash equivalents are primarily held for liquidity purposes and are comprised of high quality, short-term investments, including qualified money market funds. Because our non-restricted cash and cash equivalents have a relatively short maturity, our portfolio’s market value is relatively insensitive to interest rate changes. We hold investments in fixed-income securities at our captive insurance subsidiary. See the table below for sensitivities to changes in interest rates. See additional discussion of interest rate risk included below in Consumer Financial Services and Discontinued Operations.
     As our short-term borrowings are generally seasonal, interest rate risk typically increases through our third fiscal quarter and declines to zero by fiscal year-end. While the market value of short-term borrowings is relatively insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. See Item 7, “Financial Condition” for additional information.
     Our long-term debt at April 30, 2008, consists primarily of fixed-rate Senior Notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings. See Item 8, note 9 to our consolidated financial statements.
      EQUITY PRICE RISK – We have exposure to the equity markets in several ways. The largest exposure, though relatively small, is through our deferred compensation plans. Within the deferred compensation plans, we have mismatches in asset and liability amounts and investment choices (both fixed-income and equity). At April 30, 2008 and 2007, the impact of a 10% market value change in the combined equity assets held by our deferred compensation plans and other equity investments would be approximately $12.2 million and $12.5 million, respectively, assuming no offset for the liabilities.
TAX SERVICES
FOREIGN EXCHANGE RATE RISK – Our operations in international markets are exposed to movements in currency exchange rates. The currencies involved are the Canadian dollar and the Australian dollar. We translate revenues and expenses related to these operations at the average of exchange rates in effect during the period. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders’ equity. Translation of financial results into U.S. dollars does not presently materially affect and has not historically materially affected our consolidated financial results, although such changes do affect the year-to-year comparability of the operating results in U.S. dollars of our international businesses. We estimate a 10% change in foreign exchange rates by itself would impact consolidated pretax income in fiscal years 2008 and 2007 by approximately $3.2 million and $2.5 million, respectively, and cash balances at April 30, 2008 and 2007 by $4.0 million and $5.9 million, respectively.
     During the third quarter of fiscal year 2008, borrowing needs in our Canadian operations were funded by corporate borrowings in the U.S. To mitigate the foreign currency exchange rate risk, we used forward foreign exchange contracts. We do not enter into forward contracts for speculative purposes. In estimating the fair value of derivative positions, we utilized quoted market prices, if available, or quotes obtained from external sources. When foreign currency financial instruments are outstanding, exposure to market risk on these instruments results from fluctuations in currency rates during the periods in which the contracts are outstanding. The counterparties to our currency exchange contracts consist of major financial institutions, each of which is rated investment grade. We are exposed to credit risk to the extent of potential non-performance by counterparties on financial instruments. Any potential credit exposure does not exceed the fair value. We believe the risk of incurring losses due to credit risk is remote. At April 30, 2008 we had no forward exchange contracts outstanding.
CONSUMER FINANCIAL SERVICES
INTEREST RATE RISK – BANKING – At April 30, 2008, approximately 93% of HRB Bank’s total assets were residential mortgage loans with 29% of these fixed-rate loans and 71% adjustable-rate loans. These loans are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages tend to exhibit lower prepayments. The opposite is true in a falling rate environment. When mortgage loans prepay, mortgage origination costs are written off. Depending on the timing of the prepayment, the write-offs of mortgage origination costs may result in lower than anticipated yields.
     At April 30, 2008, HRB Bank’s other investments consisted primarily of mortgage-backed securities and FHLB stock. See table below for sensitivity analysis of our mortgage-backed securities.
     HRB Bank’s liabilities consist primarily of transactional deposit relationships, such as prepaid debit card accounts and checking accounts. Other liabilities include money market accounts, certificates of deposit and collateralized borrowings from the FHLB. Money market accounts re-price as interest rates change. Certificates of deposit re-price over time depending on maturities. FHLB advances generally have fixed rates ranging from one day through multiple years.
     Under criteria published by the OTS, HRB Bank’s overall interest rate risk exposure at April 30, 2008, was characterized as “minimal.” We actively manage our interest rate risk positions. As interest rates change, we will adjust our strategy and mix of assets and liabilities to optimize our position.
     INTEREST RATE RISK – BROKER-DEALER – HRBFA holds interest bearing receivables from customers, brokers and dealers, which consist of amounts due on margin and stock borrow transactions and are generally short-term in nature. We fund these short-term assets with short-term variable-rate liabilities from customers, brokers and dealers, including stock loan activity. As interest rates decline, our yields on these interest-bearing receivables are negatively impacted, but are partially offset by reduced expenses related to the short-term variable-rate liabilities. Rate declines also negatively impact spreads received on customer sweep account balances. Interest rate increases have an opposite effect on these revenues and expenses.
     Our fixed-income trading portfolio is affected by changes in market rates and prices. The risk is the loss of income arising from adverse changes in the value of the trading portfolio. We value the trading portfolio at quoted market prices and the market value of our trading portfolio at April 30, 2008, was approximately $8.8 million, net of $0.2 million in securities sold short. Fixed-income securities totaling $1.6 million at April 30, 2008 have returns linked to the equity market, and are therefore discussed above in “Equity Price Risk.” See table below for sensitivities to changes in interest rates of our other fixed-income securities. With respect to our fixed-income securities portfolio, we manage our market price risk exposure by limiting concentration risk, maintaining minimum credit quality and limiting inventory to anticipated retail demand and current market conditions.
DISCONTINUED OPERATIONS
RESIDUAL INTERESTS – Relative to modeling assumptions, an increase or decrease in interest rates would affect the value of OOMC’s residual interests and could affect accretion income related to these residual interests. Residual interests bear the interest rate risk embedded within the securitization due to an initial fixed-rate period on the loans versus a floating rate funding cost. Residual interests also bear the ongoing risk the floating interest rate earned after the fixed period on the mortgage loans is different from the floating interest rate on the bonds sold in the securitization.
     See table below for sensitivities to changes in interest rates for residual interests

SENSITIVITY ANALYSIS
The sensitivities of certain financial instruments to changes in interest rates as of April 30, 2008 and 2007 are presented below. The following table represents hypothetical instantaneous and sustained parallel shifts in interest rates and should not be relied on as an indicator of future expected results. The impact of a change in interest rates on other factors, such as delinquency and prepayment rates, is not included in the analysis below.

(in 000s)
	Carrying Value at	Basis Point Change
	April 30, 2008	-300	-200	-100	+100	+200	+300

Mortgage loans held for investment	$966,301	$33,382	$22,618	$14,291	$(22,135)	$(44,639)	$(65,274)
Mortgage-backed securities	29,401	941	681	624	(165)	(198)	(227)
Residual interests in securitizations	16,678	20,312	13,233	6,024	(3,809)	(6,104)	(7,553)
Investments at captive insurance subsidiary	9,682	1,025	728	354	(335)	(652)	(953)
Fixed income – trading (net)	8,755	2,769	1,676	772	(714)	(1,335)	(1,857)

	Carrying Value at	Basis Point Change
	April 30, 2007	-300	-200	-100	+100	+200	+300

Mortgage loans held for investment	$1,358,222	$39,634	$32,444	$22,129	$(29,013)	$(60,262)	$(98,526)
Mortgage loans held for sale	222,810	13,414	8,883	4,399	(4,277)	(8,207)	(10,977)
Residual interests in securitizations – available-for-sale	90,283	4,460	434	(516)	1,488	2,248	681
Residual interests in securitizations – trading	72,691	(5,572)	(3,697)	(1,759)	1,277	1,865	1,676
Beneficial interest in Trusts – trading	41,057	61,977	39,922	18,411	(16,898)	(32,325)	(49,512)
Mortgage-backed securities	35,084	(45)	(62)	(35)	(5)	(829)	(2,303)
Fixed income – trading (net)	10,924	3,003	1,763	871	(805)	(1,522)	(2,129)
Interest rate swaps	10,774	(169,120)	(111,369)	(55,007)	53,688	106,090	157,240
Investments at captive insurance subsidiary	9,568	1,328	859	417	(394)	(766)	(1,118)
Put options on Eurodollar futures	1,212	(1,212)	(1,211)	(1,136)	5,015	13,283	21,989

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DISCUSSION OF FINANCIAL RESPONSIBILITY
We at H&R Block are guided by our core values of client focus, integrity, excellence, respect and teamwork. These values govern the manner in which we serve clients and each other and are embedded in the execution and delivery of our responsibilities to our shareholders. H&R Block’s management is responsible for the integrity and objectivity of the information contained in this document. Management is responsible for the consistency of reporting this information and for ensuring that accounting principles generally accepted in the United States are used. In discharging this responsibility, management maintains an extensive program of internal audits and requires the management teams of our individual subsidiaries to certify their respective financial information. Our system of internal control over financial reporting also includes formal policies and procedures, including a Code of Business Ethics and Conduct program designed to encourage and assist all employees and directors in living up to high standards of integrity.
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
     Deloitte & Touche LLP audited our consolidated financial statements for fiscal year 2008. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 12a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of April 30, 2008.
     Based on our assessment, management concluded that as of April 30, 2008, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO. The Company’s external auditors, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

Alan M. Bennett	Becky S. Shulman
Interim Chief Executive Officer	Senior Vice President, Treasurer and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
H&R Block, Inc.
Kansas City, Missouri
     We have audited the accompanying consolidated balance sheet of H&R Block, Inc. and subsidiaries (the “Company”) as of April 30, 2008 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule as of April 30, 2008 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of H&R Block, Inc. and subsidiaries as of April 30, 2008 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in the Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on May 1, 2007.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 30, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

June 30, 2008
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
H&R Block, Inc.
Kansas City, Missouri
     We have audited the internal control over financial reporting of H&R Block, Inc. and subsidiaries (the “Company”) as of April 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2008 of the Company and our report dated June 30, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

June 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of H&R Block, Inc.:
     We have audited the accompanying consolidated balance sheet of H&R Block, Inc. and its subsidiaries (the Company) as of April 30, 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as of April 30, 2007 and 2006 listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H&R Block, Inc. and its subsidiaries as of April 30, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended April 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Kansas City, Missouri
June 29, 2007

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in 000s, except per share amounts)
Year ended April 30,	2008	2007	2006

REVENUES:
Service revenues	$3,663,636	$3,356,418	$3,013,005
Other revenues:
Product and other revenues	541,387	529,835	492,245
Interest income	198,854	135,021	69,503

	4,403,877	4,021,274	3,574,753

OPERATING EXPENSES:
Cost of services	2,489,726	2,340,395	2,078,097
Cost of other revenues	312,826	182,262	77,253
Selling, general and administrative	881,886	838,755	882,389

	3,684,438	3,361,412	3,037,739

Operating income	719,439	659,862	537,014
Interest expense — acquisition debt	(2,019)	(46,920)	(49,059)
Other income, net	27,801	22,856	22,527

Income from continuing operations before income taxes	745,221	635,798	510,482
Income taxes	290,745	261,461	212,941

Net income from continuing operations	454,476	374,337	297,541

Net income (loss) from discontinued operations	(763,123)	(807,990)	192,867

NET INCOME (LOSS)	$(308,647)	$(433,653)	$490,408

BASIC EARNINGS (LOSS) PER SHARE:
Net income from continuing operations	$1.40	$1.16	$0.91
Net income (loss) from discontinued operations	(2.35)	(2.50)	0.58

Net income (loss)	$(0.95)	$(1.34)	$1.49

DILUTED EARNINGS (LOSS) PER SHARE:
Net income from continuing operations	$1.39	$1.15	$0.89
Net income (loss) from discontinued operations	(2.33)	(2.48)	0.58

Net income (loss)	$(0.94)	$(1.33)	$1.47

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(308,647)	$(433,653)	$490,408
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding gains (losses) arising during the year, net of taxes of $2,683, $(5,072), and $13,585	4,402	(8,151)	22,059
Reclassification adjustment for gains included in income, net of taxes of $130, $11,120, and $40,846	(205)	(18,001)	(66,188)
Change in foreign currency translation adjustments	(391)	2,884	(2,641)

Comprehensive income (loss)	$(304,841)	$(456,921)	$443,638

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(in 000s, except share and per share amounts)
	April 30, 2008	April 30, 2007

ASSETS
Cash and cash equivalents	$726,845	$921,838
Cash and cash equivalents – restricted	219,031	332,646
Receivables from customers, brokers, dealers and clearing organizations, less allowance for doubtful accounts of $2,119 and $2,292	438,899	410,522
Receivables, less allowance for doubtful accounts of $123,849 and $99,259	552,871	556,255
Prepaid expenses and other current assets	443,934	208,564
Current assets of discontinued operations, held for sale	—	1,024,467

Total current assets	2,381,580	3,454,292

Mortgage loans held for investment, less allowance for loan losses of $45,401 and $3,448	966,301	1,358,222
Property and equipment, at cost less accumulated depreciation and amortization of $670,008 and $647,151	380,738	379,066
Intangible assets, net	147,368	181,413
Goodwill, net	1,005,268	993,919
Other assets	742,170	454,646
Noncurrent assets of discontinued operations, held for sale	—	722,492

Total assets	$5,623,425	$7,544,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Commercial paper and other short-term borrowings	$25,000	$1,567,082
Customer banking deposits	785,624	1,129,263
Accounts payable to customers, brokers and dealers	559,658	633,189
Accounts payable, accrued expenses and other current liabilities	782,280	519,372
Accrued salaries, wages and payroll taxes	393,148	307,854
Accrued income taxes	439,380	439,472
Current portion of long-term debt	111,286	9,304
Current liabilities of discontinued operations, held for sale	—	615,373

Total current liabilities	3,096,376	5,220,909

Long-term debt	1,031,784	537,134
Other noncurrent liabilities	507,447	371,508

Total liabilities	4,635,607	6,129,551

STOCKHOLDERS’ EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, 435,890,796 shares issued at April 30, 2008 and 2007	4,359	4,359
Convertible preferred stock, no par, stated value $0.01 per share, 500,000 shares authorized	—	—
Additional paid-in capital	695,959	676,766
Accumulated other comprehensive income (loss)	2,486	(1,320)
Retained earnings	2,384,449	2,886,440
Less treasury shares, at cost	(2,099,435)	(2,151,746)

Total stockholders’ equity	987,818	1,414,499

Total liabilities and stockholders’ equity	$5,623,425	$7,544,050

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000s)
Year ended April 30,	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(308,647)	$(433,653)	$490,408
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	146,011	150,215	148,321
Provision for bad debts	175,264	66,697	39,594
Provision for deferred taxes	(68,332)	(45,381)	(86,652)
Stock-based compensation	44,118	41,338	47,182
Operating cash flows of discontinued operations:
Loss on sale of discontinued operations	45,510	—	—
Other	95,518	72,696	(250,051)
Changes in assets and liabilities, net of acquisitions:
Cash and cash equivalents – restricted	113,832	52,793	107,709
Receivables from customers, brokers, dealers and clearing organizations	(27,567)	83,424	88,954
Receivables	(119,584)	(74,288)	(128,649)
Prepaid expenses and other current assets	7,006	(1,264)	174
Accounts payable to customers, brokers, dealers and clearing organizations	(73,531)	(148,114)	(169,381)
Accounts payable, accrued expenses and other current liabilities	14,669	(72,536)	99,756
Accrued salaries, wages and payroll taxes	70,108	38,704	(8,176)
Accrued income taxes	204,472	(275,337)	101,093
Other noncurrent liabilities	(34,749)	25,670	126,288
Other, net	(68,311)	(65,688)	(12,428)

Net cash provided by (used in) operating activities	215,787	(584,724)	594,142

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities
Purchases of available-for-sale securities	(11,794)	(54,375)	(9,216)
Sales of and payments received on other available-for-sale securities	18,175	5,983	11,218
Mortgage loans originated or purchased for investment, net	207,606	(954,281)	—
Purchases of property and equipment, net	(105,910)	(161,091)	(193,277)
Payments made for business acquisitions, net of cash acquired	(24,872)	(57,554)	(210,142)
Net cash provided by investing activities of discontinued operations:
Proceeds from sale of operating units, net of cash	1,114,535	—	—
Other	(67,339)	15,362	(324,095)
Other, net	16,888	47,580	37,007

Net cash provided by (used in) investing activities	1,147,289	(1,158,376)	(688,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of commercial paper	(5,125,279)	(8,264,561)	(6,423,881)
Proceeds from issuance of commercial paper	4,133,197	9,256,643	6,423,881
Repayments of other short-term borrowings	(9,055,426)	(6,010,432)	(625,000)
Proceeds from other short-term borrowings	8,505,426	6,689,432	625,000
Repayments of Senior Notes	—	(500,000)	—
Proceeds from issuance of Senior Notes	599,376	—	—
Customer deposits	(345,391)	1,129,263	—
Dividends paid	(183,628)	(171,966)	(160,031)
Acquisition of treasury shares	(7,280)	(188,802)	(260,312)
Proceeds from exercise of stock options	23,322	25,703	98,481
Net cash provided by (used in) financing activities of discontinued operations	(53,888)	52,421	—
Other, net	(48,498)	(26,590)	18,826

Net cash provided by (used in) financing activities	(1,558,069)	1,991,111	(303,036)

Net increase (decrease) in cash and cash equivalents	(194,993)	248,011	(397,399)
Cash and cash equivalents at beginning of the year	921,838	673,827	1,071,226

Cash and cash equivalents at end of the year	$726,845	$921,838	$673,827

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received of $317,849, $3,861 and $19,261	$(238,803)	$405,445	$270,540
Interest paid on borrowings	173,181	151,436	102,317
Interest paid on deposits	44,501	27,475	—
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in 000s, except per share amounts)
						Accumulated
			Convertible		Additional	Other
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity

Balances at May 1, 2005	435,891	$4,359	—	$—	$598,388	$68,718	$3,161,682	(104,650)	$(1,883,879)	$1,949,268
Net income	—	—	—	—	—	—	490,408	—	—	490,408
Unrealized translation loss	—	—	—	—	—	(2,641)	—	—	—	(2,641)
Change in net unrealized gain (loss) on available-for- sale securities	—	—	—	—	—	(44,129)	—	—	—	(44,129)
Stock-based compensation	—	—	—	—	57,020	—	—	—	—	57,020
Shares issued for:
Option exercises	—	—	—	—	5,831	—	—	5,492	102,068	107,899
Nonvested shares	—	—	—	—	(9,649)	—	—	616	11,160	1,511
ESPP	—	—	—	—	1,463	—	—	398	7,343	8,806
Acquisition of treasury shares	—	—	—	—	—	—	—	(9,234)	(260,312)	(260,312)
Cash dividends paid – $0.49 per share	—	—	—	—	—	—	(160,031)	—	—	(160,031)

Balances at April 30, 2006	435,891	$4,359	—	$—	$653,053	$21,948	$3,492,059	(107,378)	$(2,023,620)	$2,147,799
Net loss	—	—	—	—	—	—	(433,653)	—	—	(433,653)
Unrealized translation gain	—	—	—	—	—	2,884	—	—	—	2,884
Change in net unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	(26,152)	—	—	—	(26,152)
Stock-based compensation	—	—	—	—	50,495	—	—	—	—	50,495
Shares issued for:
Option exercises	—	—	—	—	(7,219)	—	—	1,638	31,246	24,027
Nonvested shares	—	—	—	—	(20,619)	—	—	1,053	20,067	(552)
ESPP	—	—	—	—	1,002	—	—	470	8,967	9,969
Acquisitions	—	—	—	—	54	—	—	21	396	450
Acquisition of treasury shares	—	—	—	—	—	—	—	(8,476)	(188,802)	(188,802)
Cash dividends paid – $0.53 per share	—	—	—	—	—	—	(171,966)	—	—	(171,966)

Balances at April 30, 2007	435,891	$4,359	—	$—	$676,766	$(1,320)	$2,886,440	(112,672)	$(2,151,746)	$1,414,499
Remeasurement of uncertain tax positions upon adoption of FIN 48	—	—	—	—	—	—	(9,716)	—	—	(9,716)
Net loss	—	—	—	—	—	—	(308,647)	—	—	(308,647)
Unrealized translation loss	—	—	—	—	—	(391)	—	—	—	(391)
Change in net unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	4,197	—	—	—	4,197
Stock-based compensation	—	—	—	—	50,410	—	—	—	—	50,410
Shares issued for:
Option exercises	—	—	—	—	(11,090)	—	—	1,736	33,174	22,084
Nonvested shares	—	—	—	—	(20,097)	—	—	963	18,387	(1,710)
ESPP	—	—	—	—	(65)	—	—	413	7,872	7,807
Acquisitions	—	—	—	—	35	—	—	8	158	193
Acquisition of treasury shares	—	—	—	—	—	—	—	(328)	(7,280)	(7,280)
Cash dividends paid – $0.56 per share	—	—	—	—	—	—	(183,628)	—	—	(183,628)

Balances at April 30, 2008	435,891	$4,359	—	$—	$695,959	$2,486	$2,384,449	(109,880)	$(2,099,435)	$987,818

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS – Our operating subsidiaries provide a variety of financial services to the general public, principally in the U.S. Specifically, we offer: tax return preparation; accounting, tax and consulting services to business clients; investment services through a registered broker-dealer; traditional retail banking services; tax preparation and related software; and refund anticipation loans offered by a third-party lending institution. Tax preparation services are also provided in Canada and Australia. Our discontinued operations were primarily engaged in the origination, sale and servicing of non-prime and prime mortgage loans. See additional information on our discontinued operations in note 19. Our Tax Services segment comprised $67.9% of our consolidated revenues from continuing operations for fiscal year 2008.
     PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and our wholly-owned and majority-owned subsidiaries. Intercompany transactions and balances have been eliminated.
     Some of our subsidiaries operate in regulated industries and their underlying accounting records reflect the policies and requirements of these industries.
     MANAGEMENT ESTIMATES – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
     CASH AND CASH EQUIVALENTS – Cash and cash equivalents include cash on hand, cash due from banks, securities purchased under agreements to resell and federal funds sold. For purposes of the consolidated balance sheets and consolidated statements of cash flows, all non-restricted highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Book overdrafts included in accounts payable totaled $68.4 million and $101.1 million at April 30, 2008 and 2007, respectively.
     Our broker-dealer purchases securities under agreements to resell and accounts for them as collateralized financings. The securities are carried at the amounts at which the securities will be subsequently resold, as specified in the respective agreements. It is our policy to take possession of securities, subject to resale agreements. The securities are revalued daily and collateral added whenever necessary to bring mar ket value of the underlying collateral to a level equal to or greater than the repurchase amount specified in the contracts.
     CASH AND CASH EQUIVALENTS – RESTRICTED – Cash and cash equivalents — restricted consists primarily of cash and securities purchased under agreements to resell which has been segregated in a special reserve account for the exclusive benefit of customers pursuant to federal regulations under Rule 15c3-3 of the Securities Exchange Act of 1934.
     MARKETABLE SECURITIES – TRADING – Certain marketable debt securities held by our broker-dealer are classified as trading and carried at market value based on quoted prices, with changes in market value recorded in the consolidated income statements. These securities are included in prepaid expenses and other current assets on the consolidated balance sheets.
     RECEIVABLES FROM CUSTOMERS, BROKERS, DEALERS AND CLEARING ORGANIZATIONS AND ACCOUNTS PAYABLE TO CUSTOMERS, BROKERS AND DEALERS – Customer receivables and payables consist primarily of amounts due on margin and cash transactions. These receivables are collateralized by customers’ securities held, which are not reflected in the accompanying consolidated financial statements. T he allowance for doubtful accounts represents an amount considered by management to be adequate to cover estimated losses as of the balance sheet date. Receivables from brokers are collateralized by securities in our physical possession or on deposit with us.
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
     MARKETABLE SECURITIES – AVAILABLE-FOR-SALE – Certain marketable securities we hold are classified as available-for-sale (AFS) and are reported at their fair value. Unrealized gains and losses are calculated using the specific identification method and reported, net of applicable taxes, as a component of accumulated other comprehensive income. Realized gains and losses on the sale of these securities are determined using the specific identification method. These securities are included in other assets on the consolidated balance sheets.
     We monitor our AFS investment portfolio for impairment and consider many factors in determining whether the impairment is deemed to be other-than-temporary. These factors include, but are not limited to, the length of time the security has had a market value less than the cost basis, the severity of loss, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings.
     For investments in mortgage-backed securities, amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments where applicable. We update our estimates of expected cash flows periodically and recognize changes in calculated effective yield as appropriate.
     Our investment in the stock of the Federal Home Loan Bank (FHLB) is carried at cost, as they are restricted securities, which are required to be maintained by H&R Block Bank (HRB Bank) for borrowing availability. The cost of the stock represents its redemption value, as there is no ready market value.
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
     We classify loans as non-performing when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. Interest previously accrued, but not collected, is reversed against current interest income when a loan is placed on non-accrual status and is considered non-performing. Accretion of deferred fees is discontinued for non-performing loans. Payments received on non-performing loans are recognized as interest income when the loan is considered collectible and applied to principal when it is doubtful that full payment will be collected. Loans are not placed back on accrual status until collection of principal and interest is reasonably assured as a result of the borrower bringing the loans into compliance with the contractual terms of the loan. Prior to restoring a loan to accrual status, management considers a borrower’s prospects for continuing future contractual payments.
     We record an allowance representing our estimate of credit losses inherent in the loan portfolio at the balance sheet date. Loan recoveries and the provision for credit losses increase the allowance, while loan charge-offs decrease the allowance. A current assessment of value is made no later than 180 days past due and any loan balance in excess of the value less costs to sell the property is charged off.
     The majority of our estimated credit loss is evaluated for mortgage loans on a pooled basis. We stratify the loan portfolio based on our view of risk associated with various elements of the pool and assign estimated loss rates based on those risks. Loss rates are primarily based on historical experience and our assessment of economic and market conditions. This evaluation is inherently subjective, as it requires estimates susceptible to significant revisions as more information becomes available. We consider a loan impaired when management believes it is probable we will be unable to collect all principal and interest due according to the contractual terms of the note. Loans 60 days past due are considered impaired, at which time the individual loan will be reviewed and a reserve for loss will be recorded based on the fair value of the underlying collateral.
     Of the $1.0 billion in gross mortgage loans held for investment, $739.1 million of these were acquired by HRB Bank from Option One Mortgage Corporation (OOMC) and its subsidiary, H&R Block Mortgage Corporation (HRBMC), affiliates reported as discontinued operations.
     From time to time, as part of our loss mitigation process, we may agree to modify the contractual terms of a borrower’s loan. We have developed loan modification programs designed to help borrowers refinance adjustable-rate mortgage (ARM) loans prior to rate reset. In cases where we modify a loan and in so doing grant a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (TDR). We may consider the borrower’s payment status and history, borrower’s ability to pay upon a rate reset on an adjustable-rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset and other relevant factors in determining whether a borrower is experiencing financial difficulty. A borrower who is current may be deemed to be experiencing financial difficulty in instances where the evidence suggests an inability to pay based on the original terms of the loan after the interest rate reset, and thus, default is “reasonably foreseeable” in absence of a modification. We evaluate whether the modification represents a concession we would not otherwise consider, such as a lower interest rate than what a new borrower of similar credit risk would be offered. A loan modified in a troubled debt restructuring, including a loan that was current at the time of modification, is placed on non-accrual status until we determine future collection of principal and interest is reasonably assured, which generally requires the borrower to demonstrate a period of performance according to the restructured terms. TDR loans totaled $37.2 million at April 30, 2008. We had no TDR loans at April 30, 2007.
     The overall credit quality of our mortgage loans held for investment is impacted by the strength of the U.S. economy and local economies. We continually monitor changes in the economy, particularly unemployment rates and housing prices, as these factors can impact the ability of borrowers to repay their loans. Economic trends that negatively affect housing prices and the job market could result in, among other things, deterioration in credit quality of our loan portfolio. Our loan portfolio is concentrated in the states of Florida, California, New York and Wisconsin, which represented 19.9%, 17.3%, 12.8% and 8.8%, respectively, of our total mortgage loans at April 30, 2008. No other state represented more than 5% of our total loans.
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
     We capitalized interest costs during construction of our corporate headquarters facility for qualified expenditures based upon interest rates in place during the construction period. Capitalized interest costs are amortized over lives that are consistent with the constructed assets.
     Substantially all of the operations of our subsidiaries are conducted in leased premises. For all lease agreements, including those with escalating rent payments or rent holidays, we recognize rent expense on a straight-line basis.
      INTANGIBLE ASSETS AND GOODWILL – We test goodwill and other indefinite-life intangible assets for impairment annually or more frequently, whenever events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value. We have defined our reporting units as our operating segments or one level below. The first step of the impairment test is to compare the estimated fair value of the reporting unit to its carrying value. If the carrying value is less than fair value, no impairment exists. If the carrying value is greater than fair value, a second step is performed to determine the fair value of goodwill and the amount of impairment loss, if any. These tests, conducted as of February 1, were completed and we recorded $5.7 million in goodwill impairment in our Tax Services segment in fiscal year 2008. No indications of goodwill impairment in our continuing operations were found during fiscal years 2007 or 2006. In fiscal year 2007, we recorded $154.9 million in goodwill impairments related to the sale or wind-down of our discontinued operations, based on the significant losses incurred and the sale agreement in place at the time.
     In addition, long-lived assets, including intangible assets with finite lives, are assessed for impairment whenever events or circumstances indicate the carrying value may not be fully recoverable by comparing the carrying value to future undiscounted cash flows. Impairment is recorded for long-lived assets determined not to be fully recoverable equal to the excess of the carrying amount of the asset over its estimated fair value. No material impairment adjustments to other intangible assets or other long-lived assets of continuing operations were made during the three-year period ended April 30, 2008. The weighted-average life of intangible assets with finite lives is nine years. Intangible assets are typically amortized over the estimated useful life of the assets using the straight-line method.

      RESIDUAL INTERESTS IN SECURITIZATIONS – Certain residual interests in securitized mortgage loans are classified as trading and carried at fair value based on discounted cash flow models, with changes in fair value recorded in the consolidated income statements. These securities totaled $2.2 million at April 30, 2008 and are included in prepaid expenses and other current assets on the consolidated balance sheet.
     Residual interests classified as AFS securities are carried at fair value based on discounted cash flow models with unrealized gains included in other comprehensive income. Unrealized gains are accreted over the estimated life of the securitization structure. If the carrying value exceeds fair value, the residual is written down to fair value with the realized loss, net of any unrealized gain previously recorded in other comprehensive income, included in discontinued operations in the consolidated income statements. These securities totaled $14.5 million at April 30, 2008 and are included in other assets on the consolidated balance sheet.
     We utilize a third-party provider to assist in evaluating future cash flows and determining assumptions we believe to be consistent with those of unaffiliated third-party purchasers. We evaluate, and adjust if necessary, the fair values of residual interests quarterly by updating the actual performance and expected assumptions in the discounted cash flow models based on current information and events and by estimating what a market participant would use in determining the current fair value. To the extent actual excess cash flows are different from estimated excess cash flows, the fair value of the residual would increase or decrease.
      MORTGAGE LOAN REPURCHASE LIABILITY – OOMC’s mortgage loan repurchase liability relates to potential losses that could be incurred related to the repurchase of sold loans or indemnification of losses as a result of early payment defaults or breaches of other representations and warranties customary to the mortgage banking industry.
     Loans are repurchased due to a combination of factors, including delinquency and other violations of representations and warranties. The amount of expected losses depends primarily on the frequency of repurchases and the severity of loss incurred on loans which have been repurchased. The frequency of loan repurchases and degree of loss severity may vary depending on a variety of factors including the creditworthiness of the borrower and economic factors such as home price appreciation. To the extent actual losses related to repurchase activity are different from estimates, the fair value of OOMC’s repurchase reserve will increase or decrease. See note 17 for additional information.
      LITIGATION – It is our policy to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. We record reserves related to certain legal matters for which it is probable that a loss will be incurred and the range of such loss can be estimated. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. With respect to other matters, management has concluded that a loss is only reasonably possible or remote or not estimable and, therefore, no liability is recorded. Costs incurred with defending claims are expensed as incurred. Any receivable for insurance recoveries is recorded separately from the corresponding litigation reserve, and only if recovery is determined to be probable.
      INCOME TAXES – In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on May 1, 2007 and, as a result, recognized a $9.7 million decrease to retained earnings as of May 1, 2007.
     We account for income taxes under the asset and liability method, which requires us to record deferred income tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. Deferred taxes are determined separately for each tax-paying component within each tax jurisdiction based on provisions of enacted tax law. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax assets include state and foreign tax loss carry-forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our current deferred tax assets are included in prepaid expenses and other current assets on the consolidated balance sheets. Noncurrent deferred tax assets are included in other assets on our consolidated balance sheets.
     We file a consolidated federal tax return on a calendar year basis and state tax returns on a consolidated or combined basis, as permitted by authorities.
      REVENUE RECOGNITION – Service revenues consist primarily of fees for preparation and filing of tax returns, both in offices and through our online programs, fee associated with our Peace of Mind (POM) guarantee program, fees for consulting services and brokerage commissions. Service revenues are recorded in the period in which the service is performed. Retail and online tax preparation revenues are recorded when a completed return is filed or accepted by the customer. POM revenues are deferred and recognized over the term of the guarantee, based upon historical and actual payment of claims. Revenues for services rendered in connection with the Business Services segment include fees based on time and materials, which are recognized as the services are performed and amounts are earned. Broker-dealer production revenue is recognized on trade-date basis. Revenues associated with our Emerald Card program consist of interchange income from the use of debit cards and fees from the use of ATM networks. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network, and is based on cardholder purchase volumes. HRB Bank recognizes interchange income as earned.
     Interest income consists primarily of interest earned on customer margin loan balances, mortgage loans held for investment and Emerald Advance lines of credit. Interest income on customer margin loan balances is recognized daily as earned based on current rates charged to customers for their margin balance. Interest income on mortgage loans held for investment includes deferred origination fees and costs and purchase discounts and premiums, which are amortized to income over the life of the loan using the interest method. Interest income on Emerald Advance lines of credit is calculated using the average daily balance method and is recognized based upon the principal amount outstanding until the outstanding balance is paid or written-off.
     Product and other revenues include royalties from franchisees, refund anticipation loan (RAL) participation revenues and sales of software products. Franchise royalties, which are based upon the contractual percentages of franchise revenues, are recorded in the period in which the franchise provides the service. Loan participation revenue is recognized over the life of the loan. Software revenues consist mainly of tax preparation software and other personal productivity software. Revenue from the sale of software such as TaxCut® is recognized when the product is sold to the end user, either through retail, online or other channels. Revenue from the sale of TaxWorks® software, which is designed for small to mid-sized CPA firms who file taxes for individuals and businesses, is deferred and recognized over the period for which customer upgrades and support are provided.
     Revenue recognition is evaluated separately for each unit in multiple-deliverable arrangements. Sales tax we collect and remit to taxing authorities is recorded net in our consolidated income statements.
      ADVERTISING EXPENSE – Advertising costs are primarily expensed the first time the advertisement is run. Total advertising costs of continuing operations for fiscal years 2008, 2007 and 2006 totaled $205.7 million, $215.2 million and $179.2 million, respectively.
      DEFINED CONTRIBUTION PLANS – We have 401(k) defined contribution plans covering all full-time and seasonal employees following the completion of an eligibility period. Contributions of our continuing operations to these plans are discretionary and totaled $23.4 million, $21.1 million and $18.3 million for fiscal years 2008, 2007 and 2006, respectively.
      FOREIGN CURRENCY TRANSLATION – Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders’ equity. Revenue and expense transactions are translated at the average of exchange rates in effect during the period.
      COMPREHENSIVE INCOME – Our comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and the change in net unrealized gains or losses on AFS marketable securities. Included in stockholders’ equity at April 30, 2008 and 2007, the net unrealized holding gain on AFS securities was $5.5 million and $1.3 million, respectively, and the foreign currency translation adjustment was $(3.0) million and $(2.6) million, respectively. The net unrealized holding gain on AFS securities relates primarily to AFS residual interests in securitizations.
      DISCLOSURE REGARDING CERTAIN FINANCIAL INSTRUMENTS – The carrying values reported in the balance sheet for cash equivalents, receivables, demand deposits, accounts payable, accrued liabilities and the current portion of long-term debt approximate fair market value due to the relative short-term nature of the respective instruments. Residual interests are recorded at estimated fair value. See note 5 for fair value of mortgage loans held for investment, note 8 for the fair value of time deposits and note 9 for fair value of long-term debt.
      NEW ACCOUNTING STANDARDS – In December 2007, Statement of Financial Accounting Standards No. 141(R), “Business Combinations,” (SFAS 141R), and Statement of Financial Accounting Standards No. 160, “Non-Controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (SFAS 160) were issued. These standards will require an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction, including non-controlling interests, at the acquisition-date fair value with limited exceptions. The provisions of these standards are effective as of the beginning of our fiscal year 2010. We are currently evaluating what effect the adoption of SFAS 141R and SFAS 160 will have on our consolidated financial statements.
     In February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (SFAS 159), was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of our fiscal year 2009, with early adoption permitted. The adoption of SFAS 159 will not have a material effect on our consolidated financial statements.
     In September 2006, Statement of Financial Accounting Standards No. 157, “Fair Value Instruments,” (SFAS 157), was issued. The provisions of this standard include guidelines about the extent to which companies measure assets and liabilities at fair value, the effect of fair value measurements on earnings and establish a fair value hierarchy that prioritizes the information used in developing assumptions used when valuing an asset or liability. The provisions of this standard are effective as of the beginning of our fiscal year 2009. The adoption of SFAS 157 will not have a material effect on our consolidated financial statements.
     In March 2006, Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140,” (SFAS 156), was issued. The provisions of this standard require mortgage servicing rights (MSRs) to be initially valued at fair value. SFAS 156 allows servicers to choose to subsequently measure their servicing rights at fair value or to continue using the “amortization method” under SFAS 140. We adopted SFAS 156 on May 1, 2007. Upon adoption we identified MSRs relating to all existing residential mortgage loans as a class of servicing rights and elected to continue to use the “amortization method” for these MSRs. We sold all of our MSRs as of April 30, 2008. The adoption of SFAS 156 did not have a material impact on our consolidated financial statements.
     In February 2006, Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments – An Amendment of FASB Statements No. 133 and 140” (SFAS 155), was issued. The provisions of this standard established a requirement to evaluate all newly acquired interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The standard permits a hybrid financial instrument required to be bifurcated to be accounted for in its entirety if the holder irrevocably elects to measure the hybrid financial instrument at fair value, with changes in fair value recognized currently in earnings. We adopted SFAS 155 on May 1, 2007. Our residual interests typically have interests in derivative instruments embedded within the securitization trusts, which were previously excluded from evaluation. Concurrent with the adoption of SFAS 155, we elected to account for all newly-acquired residual interests on a fair value basis as trading securities, with changes in fair value recorded in earnings in the period in which the change occurs. Prior to adoption, we accounted for our residual interests as AFS securities with unrealized gains recorded in other comprehensive income. For residual interests recorded prior to the adoption of SFAS 155, we continue to record unrealized gains as a component of other comprehensive income. The adoption of SFAS 155 did not have a material impact on our consolidated financial statements.
     As discussed in note 14, we adopted the provisions of FIN 48 effective May 1, 2007.
NOTE 2: BUSINESS COMBINATIONS
During fiscal year 2007, we acquired TaxWorks LLC, a provider of commercial tax preparation software targeting the independent tax preparer market. The initial cash purchase price was $24.8 million, including the present value of a $10.0 million payment made in April 2007 and a payment of $23.6 million due in May 2012. An additional payment of up to $8.0 million, contingent on meeting certain performance targets, could be paid in April 2012 and would typically be recorded as additional purchase price, generally goodwill.

Goodwill recognized in this transaction is included in the Tax Services segment and is deductible for tax purposes.
     During fiscal year 2006, we acquired all outstanding common stock of American Express Tax and Business Services, Inc. (AmexTBS) for an aggregate purchase price of $190.7 million. The customer relationships and non-compete agreements are amortized on a straight-line basis and have a weighted average life of 11 years and 6 years, respectively. Goodwill recognized in this transaction is included in the Business Services segment and is not deductible for tax purposes. The purchase price was subject to certain contractual post-closing adjustments, which were finalized during fiscal year 2007. As a result, we adjusted deferred tax balances initially recorded in connection with this acquisition resulting in an increase of $16.6 million to goodwill and received cash of $10.1 million, which was recorded as a reduction of goodwill.
     During fiscal years 2008, 2007 and 2006, we made other acquisitions, which were accounted for as purchases with cash payments totaling $21.4 million, $32.8 million and $19.7 million, respectively. Their operations, which are not material, are included in the consolidated income statements since the date of acquisition. During fiscal years 2008, 2007 and 2006 we also paid $3.6 million, $5.4 million and $2.1 million, respectively for contingent payments on prior acquisitions.
NOTE 3: EARNINGS PER SHARE
Basic earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations of basic and diluted earnings per share from continuing operations are as follows:

		(in 000s, except per share amounts)
Year ended April 30,	2008	2007	2006

Net income from continuing operations	$454,476	$374,337	$297,541

Basic weighted average common shares	324,810	322,688	328,118
Dilutive potential shares from stock options and nonvested stock	2,656	3,464	5,067
Convertible preferred stock	2	2	2

Dilutive weighted average common shares	327,468	326,154	333,187

Earnings per share from continuing operations:
Basic	$1.40	$1.16	$0.91
Diluted	1.39	1.15	0.89
     Diluted earnings per share excludes the impact of nonvested common shares or the exercise of options to purchase 18.2 million, 16.8 million and 8.7 million shares of stock for fiscal years 2008, 2007 and 2006, respectively, as the effect would be antidilutive.
NOTE 4: MARKETABLE SECURITIES AVAILABLE-FOR-SALE
The amortized cost and fair value of securities classified as available-for-sale held at April 30, 2008 and 2007 are summarized below:

								(in 000s)
	2008				2007
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value	Cost	Gains	Losses (1)	Value

Mortgage-backed securities	$30,809	$10	$(1,418)	$29,401	$35,122	$83	$(121)	$35,084
Municipal bonds	9,449	233	—	9,682	9,527	47	(6)	9,568
Common stock	3,359	586	(113)	3,832	3,845	747	(45)	4,547
Trust preferred securities	3,500	—	(691)	2,809	3,500	—	—	3,500
Residual interests in securitizations (2)	4,289	10,170	—	14,459	—	—	—	—

	$51,406	$10,999	$(2,222)	$60,183	$51,994	$877	$(172)	$52,699

(1)	At April 30, 2008, investments in common stock with a cost of $33,400 and gross unrealized losses of $3,000 had been in continuous loss position for more than twelve months. At April 30, 2007, investments in common stock with a cost of $101,000 and gross unrealized losses of $11,000 had been in continuous loss position for more than twelve months.

(2)	At April 30, 2007, AFS residual interests in securitizations totaling $90.3 million were included in noncurrent assets of discontinued operations.

     Proceeds from the sales of AFS securities were $13.9 million, $3.5 million and $11.2 million during fiscal years 2008, 2007 and 2006, respectively. Gross realized gains on those sales during fiscal years 2008, 2007 and 2006 were $0.4 million, $0.3 million and $0.7 million, respectively; gross realized losses were $0.1 million, $0.1 million and $0.2 million, respectively. During fiscal year 2008, we recorded other-than-temporary impairments of AFS securities totaling $0.4 million.
     Contractual maturities of AFS debt securities at April 30, 2008, occur at varying dates over the next two to eight years. AFS debt securities with a cost basis of $6.2 million and fair value of $6.4 million mature in the next two to five years. AFS debt securities with a cost basis of $3.2 million and fair value of $3.3 million mature in the next five to ten years. Because expected maturities differ from contractual maturities due to the issuers’ rights to prepay certain obligations or the seller’s rights to call certain obligations, the first call date, put date or auction date for municipal bonds and notes is considered the contractual maturity date.
     HRB Bank is required to maintain a restricted investment in FHLB stock for borrowing availability. The cost of this investment, $7.5 million, represents its redemption value, as these investments do not have a ready market.
NOTE 5: MORTGAGE LOANS HELD FOR INVESTMENT
The composition of our mortgage loan portfolio as of April 30, 2008 and 2007 is as follows:

				(dollars in 000s)
April 30,	2008		2007
	Amount	% of Total	Amount	% of Total

Adjustable-rate loans	$715,919	71%	$1,039,376	77%
Fixed-rate loans	288,721	29%	311,516	23%

	1,004,640	100%	1,350,892	100%
Unamortized deferred fees and costs	7,062		10,778

Less: Allowance for loan losses	(45,401)		(3,448)

	$966,301		$1,358,222

     Mortgage loans held for investment include loans originated by OOMC and affiliates and purchased by HRB Bank. Those loans have experienced higher rates of delinquency than other loans in our portfolio and expose us to a higher risk of potential credit loss. Residential real estate markets are experiencing significant declines in property values and mortgage default rates are increasing. If adverse market trends continue, including trends within our portfolio specifically, we may be required to record additional loan loss provisions, and those losses may be significant.
     The table below analyzes the composition of our mortgage loans held for investment as of April 30, 2008 and 2007, by reference to their loan-to-value ratios:

				(in 000s)
	Loan-to-Value Ratio at Origination
	< 80%	80 – 90%	> 90%	Total

April 30, 2008:
Adjustable-rate loans	$450,621	$242,425	$22,873	$715,919
Fixed-rate loans	182,883	86,056	19,782	288,721

	$633,504	$328,481	$42,655	$1,004,640

April 30, 2007:
Adjustable-rate loans	$648,288	$346,861	$44,227	$1,039,376
Fixed-rate loans	198,139	104,837	8,540	311,516

	$846,427	$451,698	$52,767	$1,350,892

     The estimated fair value of mortgage loans held for investment at April 30, 2008 and 2007 was $960.7 million and $1.4 billion, respectively. The estimated fair value was calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loans, reduced by an allocation of the allowance for loan losses.
     Activity in the allowance for mortgage loan losses for the years ended April 30, 2008 and 2007 is as follows:

		(in 000s)
Year ended April 30,	2008	2007

Balance at beginning of the year	$3,448	$—
Provision	42,004	3,622
Recoveries	999	—
Charge-offs	(1,050)	(174)

Balance at end of the year	$45,401	$3,448

     The loan loss provision increased significantly during the current year as a result of declining collateral values due to declining residential home prices, and increasing delinquencies occurring in our portfolio. Our loan loss reserve as a percent of mortgage loans was 4.49% at April 30, 2008, compared to 0.25% at April 30, 2007.
     As of April 30, 2008 and 2007, accrued interest receivable on mortgage loans held for investment totaled $5.4 million and $9.0 million, respectively. At April 30, 2008, HRB Bank had interest-only mortgage loans in its investment portfolio totaling $7.1 million. HRB Bank had no commitments to purchase mortgage loans from third-party lenders at April 30, 2008.
     Impaired loans at April 30, 2008 and 2007 totaled $128.9 million and $28.3 million, respectively. The portion of our total allowance for loan losses allocated to impaired loans totaled $17.8 million and $0.2 million at April 30, 2008 and 2007, respectively. As of April 30, 2008, loans considered more than 90 days past due and non-accrual totaled $73.6 million. We had no loans more than 90 days past due still accruing interest.
     Average impaired loans for fiscal years 2008 and 2007 totaled $46.7 million and $9.2 million, respectively. During fiscal year 2008, we recognized $1.7 million in interest income on these loans during the time that they were considered impaired, $0.6 million of which was recognized on a cash basis while on non-accrual status. During fiscal year 2007, we did not recognize any interest income on impaired loans.
NOTE 6: PROPERTY AND EQUIPMENT
The components of property and equipment are as follows:

		(in 000s)
April 30,	2008	2007

Land and other non-depreciable assets	$8,425	$9,592
Buildings	174,227	170,904
Computers and other equipment	517,734	530,713
Capitalized software	160,936	137,011
Leasehold improvements	183,051	168,370
Construction in process	6,373	9,627

	1,050,746	1,026,217

Less: Accumulated depreciation and amortization	(670,008)	(647,151)

	$380,738	$379,066

     Depreciation and amortization expense of continuing operations for fiscal years 2008, 2007 and 2006 was $95.2 million, $93.7 million and $85.8 million, respectively. Included in depreciation and amortization expense of continuing operations is amortization of capitalized software of $20.7 million, $16.9 million and $11.9 million, respectively.
     As of April 30, 2008 and 2007, we have property and equipment under capital lease with a cost of $47.9 million and $39.2 million, respectively, and accumulated depreciation of $17.1 million and $8.9 million, respectively. During fiscal year 2006, we entered into an agreement to lease furniture, fixtures and equipment in conjunction with the purchase of Industrial Revenue Bonds from the City of Kansas City, Missouri as discussed further in note 17. Assets under this capital lease at April 30, 2008, totaled $31.0 million. We also have a separate agreement to lease real estate and buildings under a non-cancelable capital lease for the next 13 years with an option to purchase after two years. Total assets under this capital lease at April 30, 2008 and 2007, totaled $16.8 million.
     During fiscal years 2007 and 2006, we capitalized interest costs of $3.6 million and $4.7 million, respectively, relating to the construction of our corporate headquarters.
NOTE 7: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment for the year ended April 30, 2008, are as follows:

					(in 000s)
	April 30, 2007	Additions	Impairment	Other	April 30, 2008

Tax Services	$415,077	$15,582	$(5,738)	$7,060	$431,981
Business Services	404,888	—	—	(5,555)	399,333
Consumer Financial Services	173,954	—	—	—	173,954

Total	$993,919	$15,582	$(5,738)	$1,505	$1,005,268

     Goodwill and other indefinite-life intangible assets were tested for impairment in the fourth quarter of fiscal year 2008. We recorded $5.7 million in goodwill impairment in our Tax Services segment in fiscal year 2008. There was no goodwill impairment in our continuing operations during fiscal years 2007 or 2006. In fiscal year 2007, we recorded $154.9 million in goodwill impairments related to the sale or wind-down of our discontinued operations.

     The components of intangible assets are as follows:

(in 000s)
April 30,	2008			2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$46,479	$(22,007)	$24,472	$39,347	$(14,654)	$24,693
Noncompete agreements	22,966	(19,981)	2,985	21,237	(18,279)	2,958
Unpatented technology	12,500	(2,283)	10,217	12,500	—	12,500
Trade name	1,025	(117)	908	1,025	—	1,025
Business Services:
Customer relationships	143,402	(100,346)	43,056	142,315	(90,900)	51,415
Noncompete agreements	32,303	(17,589)	14,714	31,352	(15,524)	15,828
Trade name — amortizing	3,290	(3,043)	247	3,290	(2,430)	860
Trade name — non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769
Consumer Financial Services:
Customer relationships	293,000	(293,000)	—	293,000	(271,635)	21,365

Total intangible assets	$610,602	$(463,234)	$147,368	$599,703	$(418,290)	$181,413

     Amortization of intangible assets of continuing operations for the years ended April 30, 2008, 2007 and 2006 was $50.8 million, $56.6 million and $62.5 million, respectively. Estimated amortization of intangible assets for fiscal years 2009, 2010, 2011, 2012 and 2013 is $22.6 million, $19.9 million, $18.2 million, $15.4 million and $11.4 million, respectively.
NOTE 8: CUSTOMER BANKING DEPOSITS
The components of customer banking deposits at April 30, 2008 and 2007 are as follows:

(in 000s)
April 30,	2008		2007
	Outstanding	Interest	Outstanding	Interest
	Balance	Expense	Balance	Expense

Money-market deposits	$297,320	$31,242	$793,383	$27,724
Savings deposits	27,538	877	15,428	121
Checking deposits:
Interest-bearing	140,529	6,093	149,419	3,722
Non-interest-bearing	162,987	—	93,560	—

	303,516	6,093	242,979	3,722

IRAs and other time deposits:
Due in 2009	1,686		619
Due in 2010	4,290		511
Due in 2011	4,784		102
Due in 2012	901		50
Due in 2013	5,656		229
Non-maturing	139,933		75,962

	157,250	4,666	77,473	561

	$785,624	$42,878	$1,129,263	$32,128

     Accrued but unpaid interest on deposits totaled $0.1 million and $1.8 million at April 30, 2008 and 2007, respectively.
     Time deposit accounts in amounts of $100,000 or more with a remaining maturity of more than one year, totaled $5.6 million at April 30, 2008.
     The fair value of IRAs and other time deposits was $157.4 million and $75.0 million at April 30, 2008 and 2007, respectively. The fair value of other time deposits is calculated based on the discounted value of contractual cash flows.

NOTE 9: LONG-TERM DEBT
The components of long-term debt are as follows:

(in 000s)
April 30,	2008	2007

Senior Notes, 7.875%, due January 2013	$599,414	$—
Senior Notes, 5.125%, due October 2014	398,471	398,236
FHLB borrowings, 4.99%, due April 2009	104,000	104,000
Acquisition obligations, due from May 2009 to May 2012	28,398	30,972
Capital lease obligations	12,514	12,911
Other obligations	273	319

	1,143,070	546,438
Less: Current portion	(111,286)	(9,304)

	$1,031,784	$537,134

     On January 11, 2008, we issued $600.0 million of 7.875% Senior Notes under our shelf registration. The Senior Notes are due January 15, 2013, and are not redeemable by the bondholders prior to maturity. The net proceeds of this transaction were used to repay the $500.0 million facility discussed below, with the remaining proceeds used for working capital and general corporate purposes. As of April 30, 2008, we had $250.0 million remaining under our shelf registration for additional debt issuances.
     At April 30, 2008, we maintained $2.0 billion in revolving credit facilities to support commercial paper issuance and for general corporate purposes. These unsecured committed lines of credit (CLOCs), and any outstanding borrowings thereunder, have a maturity date of August 2010, bear interest in a range of LIBOR plus 14 to 45 basis points per annum and an annual facility fee in a range of 6 to 15 basis points per annum, based on our credit ratings. These lines are subject to various affirmative and negative covenants, including (1) a minimum net worth covenant and limits on our indebtedness and (2) a requirement that we reduce the aggregate outstanding principal amount of short-term debt, as defined in the agreement, to $200.0 million or less for a minimum period of thirty consecutive days during the period from March 1 to June 30 of each year (the “Clean down requirement”). The CLOCs, among other things, require we maintain at least $650.0 million of net worth on the last day of any fiscal quarter. We were in compliance with these covenants at April 30, 2008. We had net worth of $987.8 million at April 30, 2008.
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
     HRB Bank is a member of the FHLB of Des Moines, which extends credit to member banks based on eligible collateral, which consists primarily of mortgage loans held for investment and certain AFS securities. On April 13, 2007, we borrowed $104.0 million from the FHLB for liquidity purposes. This borrowing requires monthly interest payments at a rate of 4.99% and matures April 13, 2009, and is included in current portion of long-term debt on the consolidated balance sheet. At April 30, 2008 and 2007, we had additional short-term FHLB borrowings of $25.0 million and $75.0 million, respectively. At April 30, 2008, HRB Bank had FHLB advance capacity of $454.7 million based on eligible pledged collateral of $940.0 million.
     We have obligations related to various acquisitions of $28.4 million and $31.0 million at April 30, 2008 and 2007, respectively, which are due from May 2009 to May 2012.
     We have a capitalized lease obligation of $12.5 million at April 30, 2008, that is collateralized by land and buildings. The obligation is due in 13 years.
     We entered into a committed line of credit agreement with HSBC Finance Corporation effective January 10, 2008 for use as a funding source for the purchase of RAL participations. This line provides funding totaling $3.0 billion through March 30, 2008 and $120.0 million thereafter through June 30, 2008. This line is subject to various covenants that are similar to our CLOCs, and is secured by our RAL participations. All borrowings on this facility were repaid as of April 30, 2008, and the facility is now closed.
     In April 2007, we obtained a $500.0 million credit facility to provide funding for $500.0 million of 8 1/2% Senior Notes which were due April 16, 2007. This facility matured on December 20, 2007, but was amended to extend the term of the facility. Under the amended facility, $250.0 million matured on February 29, 2008 and $250.0 million matured on April 30, 2008. At April 30, 2008, there was no balance outstanding on this facility, as the facility was repaid in full in February 2008, primarily from the proceeds of our Senior Notes.
     The aggregate payments required to retire long-term debt are $111.3 million, $3.8 million, $0.6 million, $0.6 million, $618.6 million and $408.2 million in 2009, 2010, 2011, 2012, 2013 and beyond, respectively.
     Based upon borrowing rates currently available for indebtedness with similar terms, the fair value of long-term debt was approximately $1.2 billion at April 30, 2008.
NOTE 10: OTHER NONCURRENT ASSETS AND LIABILITIES
We have deferred compensation plans that permit directors and certain employees to defer portions of their compensation and accrue income on the deferred amounts. Their deferred compensation and our matching amounts have been accrued. Included in other noncurrent liabilities is $168.6 million and $186.3 million at April 30, 2008 and 2007, respectively, reflecting our obligation under these plans. We may purchase whole-life insurance contracts on certain director and employee participants to recover distributions made or to be made under the plans. The cash surrender value of the policies and other assets held by the Deferred Compensation Trust is recorded in other noncurrent assets and totaled $176.0 million and $139.6 million at April 30, 2008 and 2007, respectively. These assets are restricted, as they are only available to fund the related liability.
     In connection with our acquisition of the non-attest assets of McGladrey & Pullen, LLP (M&P) in August 1999, we assumed certain retirement liabilities related to M&P’s partners. We historically made payments in varying amounts on a monthly basis. This liability was paid in full in April 2008. Included in other noncurrent liabilities at April 30, 2007 was $12.9 million related to this liability.
NOTE 11: STOCKHOLDERS’ EQUITY
We are authorized to issue 6.0 million shares of Preferred Stock without par value. At April 30, 2008, we had 5.6 million shares of authorized but unissued Preferred Stock. Of the unissued shares, 0.6 million shares have been designated as Participating Preferred Stock.
     On March 8, 1995, our Board of Directors authorized the issuance of a series of 0.5 million shares of non-voting Preferred Stock designated as Convertible Preferred Stock without par value. At April 30, 2008, we had 0.5 million shares of authorized but unissued Convertible Preferred Stock. The holders of the Convertible Preferred Stock are not entitled to receive dividends paid in cash, property or securities and, in the event of any dissolution, liquidation or wind-up of the Company, will share ratably with the holders of Common Stock then outstanding in the assets of the Company after any distribution or payments are made to the holders of Participating Preferred stock or the holders of any other class or series of stock of the Company with preference over the Common Stock.
NOTE 12: STOCK-BASED COMPENSATION
Beginning May 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) under the modified prospective approach. Under SFAS 123R, we continue to measure and recognize the fair value of stock-based compensation consistent with our past practice under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which we adopted on May 1, 2003, under the prospective transition method. The adoption of SFAS 123R did not have a material impact on our consolidated financial statements.
     Stock-based compensation expense of $50.4 million, $50.5 million and $57.0 million was recorded in fiscal years 2008, 2007 and 2006, respectively. The related tax benefits of $17.3 million, $17.9 million and $19.8 million are included in our results for fiscal years 2008, 2007 and 2006, respectively. Stock-based compensation expense of our continuing operations totaled $49.1 million, $41.3 million and $47.2 million in fiscal years 2008, 2007 and 2006, respectively.
     SFAS 123R requires excess tax benefits from stock-based compensation to be included as a financing activity in the statements of cash flows. As a result, we classified $3.2 million as a cash inflow from financing activities rather than as an operating activity for both fiscal years 2008 and 2007. We realized tax benefits from stock option exercises of $12.6 million and $13.3 million in fiscal years 2008 and 2007, respectively.
     We have four stock-based compensation plans which have been approved by our shareholders. As of April 30, 2008, we had 27.1 million shares reserved for future awards under these plans. We issue shares from our treasury stock to satisfy the exercise or release of stock-based awards. We believe we have adequate treasury stock to issue for the exercise or release of stock-based awards.

     Our 2003 Long-Term Executive Compensation Plan provides for awards of options (both incentive and nonqualified), nonvested shares, performance nonvested share units and other stock-based awards to employees. These awards entitle the holder to shares or the right to purchase shares of common stock as the award vests, typically over a three-year period with one-third vesting each year. Nonvested shares receive dividends during the vesting period and performance nonvested share units receive cumulative dividends at the end of the vesting period. We measure the fair value of options on the grant date or modification date using the Black-Scholes option valuation model. We measure the fair value of nonvested shares and performance nonvested share units based on the closing price of our common stock on the grant date. Generally, we expense the grant-date fair value, net of estimated forfeitures, over the vesting period on a straight-line basis. Upon adoption of SFAS 123R, awards granted to employees who are of retirement age or reach retirement age at least one year after the grant date, but prior to the end of the service period of the awards, are expensed over the shorter of the two periods. Options are granted at a price equal to the fair market value of our common stock on the grant date and have a contractual term of ten years.
     Our 1999 Stock Option Plan for Seasonal Employees provides for awards of nonqualified options to certain employees. These awards are granted to seasonal employees in our Tax Services segment and entitle the holder to the right to purchase shares of common stock as the award vests, typically over a two-year period. We measure the fair value of options on the grant date using the Black-Scholes option valuation model. We expense the grant-date fair value, net of estimated forfeitures, over the seasonal service period. Options are granted at a price equal to the fair market value of our common stock on the grant date, are exercisable during September through November in each of the two years following the calendar year of the grant, and have a contractual term of 29 months.
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
     A summary of options for the year ended April 30, 2008, is as follows:

(shares in 000s)
			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding, beginning of the year	25,125	$21.83
Granted	5,213	23.16
Exercised	(1,700)	13.80
Forfeited or expired	(6,997)	27.20

Outstanding, end of the year	21,641	21.04	3 years	$50.13

Exercisable, end of the year	16,301	$20.22	3 years	$49.54
Exercisable and expected to vest	21,243	21.00	3 years	50.10
     The total intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 was $12.9 million, $11.8 million and $43.2 million, respectively. As of April 30, 2008, we had $7.9 million of total unrecognized compensation cost related to these options. The cost is expected to be recognized over a weighted-average period of one year.
     We utilize the Black-Scholes option valuation model to value our options on the grant date. We estimate the expected volatility using our historical stock price data. We also use historical exercise and forfeiture behaviors to estimate the options expected term and our forfeiture rate. The dividend yield is calculated based on the current dividend and the market price of our common stock on the grant date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve in effect on the grant date. Both expected volatility and the risk-free interest rate are based on a period that approximates the expected term.

     The following assumptions were used to value options during the periods:

Year ended April 30,	2008	2007	2006

Options – management and director:
Expected volatility	21.92% - 25.74%	21.70% - 29.06%	26.40% - 27.81%
Expected term	4-7 years	4-7 years	5 years
Dividend yield	2.36% - 3.12%	2.15% - 2.62%	1.71% - 2.25%
Risk-free interest rate	2.35% - 5.01%	4.33% - 5.10%	3.65% - 4.75%
Weighted-average fair value	$4.44	$5.15	$7.37
Options – seasonal:
Expected volatility	20.75%	20.05%	23.28%
Expected term	2 years	2 years	2 years
Dividend yield	2.44%	2.26%	1.71%
Risk-free interest rate	4.81%	5.11%	3.61%
Weighted-average fair value	$3.07	$3.17	$4.16
ESPP options:
Expected volatility	29.96% - 31.10%	19.55% - 26.30%	24.52% - 25.42%
Expected term	0.5 years	0.5 years	0.5 years
Dividend yield	2.46% - 3.06%	2.26% - 2.33%	1.71% - 2.04%
Risk-free interest rate	3.32% - 4.98%	5.08% - 5.24%	3.37% - 4.36%
Weighted-average fair value	$3.87	$3.90	$4.55
     A summary of nonvested shares and performance nonvested share units for the year ended April 30, 2008, is as follows:

(shares in 000s)
		Weighted Average
	Shares	Grant Date Fair Value

Outstanding, beginning of the year	2,252	$24.91
Granted	959	22.92
Released	(967)	25.11
Forfeited	(517)	24.60

Outstanding, end of the year	1,727	23.79

     The total fair value of shares vesting during fiscal years 2008, 2007 and 2006 was $21.4 million, $24.9 million and $17.5 million, respectively. Upon the grant of nonvested shares and performance nonvested share units, unearned compensation cost is recorded as an offset to additional paid-in capital and is amortized as compensation expense over the vesting period. As of April 30, 2008, we had $18.3 million of total unrecognized compensation cost related to these shares. This cost is expected to be recognized over a weighted-average period of two years.
NOTE 13: SHAREHOLDER RIGHTS PLAN
On July 25, 1998, the rights under a shareholder rights plan, adopted by our Board of Directors on March 25, 1998, became effective. Under the plan, a dividend of one right (a “Right”) per share was declared and paid on each share of our Common Stock outstanding on July 25, 1998, with Rights automatically attached to shares issued after such date. The Rights under the plan expired on March 25, 2008, and the plan was not renewed.
NOTE 14: INCOME TAXES
The components of income from continuing operations upon which domestic and foreign income taxes have been provided are as follows:

(in 000s)
Year ended April 30,	2008	2007	2006

Domestic	$710,312	$609,501	$491,758
Foreign	34,909	26,297	18,724

	$745,221	$635,798	$510,482

     The components of income tax expense (benefit) for continuing operations are as follows:

(in 000s)
Year ended April 30,	2008	2007	2006

Current:
Federal	$207,269	$259,735	$246,156
State	61,761	39,090	45,720
Foreign	16,901	7,388	6,367

	285,931	306,213	298,243

Deferred:
Federal	39,560	(44,107)	(72,414)
State	(34,880)	(3,181)	(12,161)
Foreign	134	2,536	(727)

	4,814	(44,752)	(85,302)

Total income taxes for continuing operations	$290,745	$261,461	$212,941

     The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income taxes for continuing operations is as follows:

Year ended April 30,	2008	2007	2006

Statutory tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from:
State income taxes, net of federal income tax benefit	5.0%	3.7%	4.3%
FIN 48 liabilities	2.9%	—%	—%
Net decrease in valuation allowance	(4.1%)	—%	—%
Other	0.2%	2.4%	2.4%

Effective tax rate	39.0%	41.1%	41.7%

     The significant components of deferred tax assets and liabilities are reflected in the following table:

(in 000s)
April 30,	2008	2007

Gross deferred tax assets:
Accrued expenses	$85,723	$79,696
Allowance for credit losses and related reserves	157,981	48,096
Other	11,294	—

Current	254,998	127,792

Deferred and stock-based compensation	96,184	80,991
Property and equipment	34,833	46,267
Deferred revenue	40,339	54,542
Residual interest	40,394	—
Loss carryovers	36,829	24,476
Accrued expenses	15,214	—
Other	5,022	—

Noncurrent	268,815	206,276

	523,813	334,068
Valuation allowance	(36,929)	(37,302)

	486,884	296,766

Gross deferred tax liabilities:
Prepaid expenses	(7,725)	(10,571)

Current	(7,725)	(10,571)

Intangible assets	(78,685)	(78,189)

Noncurrent	(78,685)	(78,189)

Net deferred tax assets	$400,474	$208,006

     The deferred tax assets and liabilities reported at April 30, 2007 do not include deferred tax assets totaling $393.6 million and deferred tax liabilities totaling $94.0 million, as these were disclosed on a net basis as assets of discontinued operations held-for-sale in the prior year. The loss from discontinued operations for fiscal year 2008 of $763.1 million is net of tax benefits of $412.8 million.
     We believe the net deferred tax asset at April 30, 2008 of $400.5 million is, more likely than not, realizable.
     Certain of our subsidiaries file stand-alone returns in various states and foreign jurisdictions. At April 30, 2008, we had net operating losses (NOLs) in various states and foreign jurisdictions of approximately $970.6 million. We recorded deferred tax assets of $45.6 million for the tax effects of such losses, and a valuation allowance of $29.8 million for the portion of such losses that, more likely than not, will not be realized. If not used, the NOLs will expire in varying amounts during fiscal years 2009 through 2027.
     We intend to indefinitely reinvest foreign earnings, therefore, a provision has not been made for income taxes that might be payable upon remittance of such earnings. Determination of the amount of unrecognized deferred tax liability on unremitted foreign earnings is not practicable.
     We adopted the provisions of FIN 48 on May 1, 2007. This interpretation clarifies the accounting and reporting for uncertainties in income tax law, and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions. Differences between a tax position taken or expected to be taken in our tax returns and the amount of benefit recognized and measured in the financial statements result in unrecognized tax benefits, which are recorded in the balance sheet as either a liability for unrecognized tax benefits or reductions to recorded tax assets, as applicable.
     As a result of the initial adoption of FIN 48, we recognized an additional reserve for uncertain tax positions of $9.7 million and a corresponding decrease to retained earnings. Total unrecognized tax benefits as of May 1, 2007 were $133.3 million, of which $89.0 million, on a gross basis, were tax positions that, if recognized, would impact the effective tax rate.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal year 2008 is as follows:

(in 000s)

Balance, beginning of the year	$133,263
Additions based on tax positions related to prior years	26,283
Reductions based on tax positions related to prior years	(16,500)
Additions based on tax positions related to the current year	17,736
Reductions related to settlements with tax authorities	(18,633)
Expiration of statute of limitations	(5,692)
Foreign currency translation	1,151

Balance, end of the year	$137,608

     Of the $137.6 million ending gross unrecognized tax benefit balance, $119.6 million if recognized, would impact the effective rate. This difference results from adjusting the gross balances for such items as federal, state and foreign deferred items, interest and deductible taxes. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $11.5 million within the next twelve months. This amount is included in accounts payable, accrued expenses, and other current liabilities. The remaining amount is classified as long-term and is included in other noncurrent liabilities in the consolidated balance sheet.
     Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. The amount of gross interest and penalties accrued during the fiscal year ending April 30, 2008 totaled $18.6 million. The total gross interest and penalties accrued as of April 30, 2008 totaled $47.5 million.
     We file a consolidated federal income tax return in the United States and file tax returns in various state and foreign jurisdictions. The consolidated tax returns for the years 1999–2005 are currently under examination by the Internal Revenue Service (IRS). Tax years prior to 1999 are closed by statute. Historically, tax returns in various foreign and state jurisdictions are examined and settled upon completion of the exam.

NOTE 15: INTEREST INCOME AND OPERATING INTEREST EXPENSE
The following table shows the components of interest income and operating interest expense of our continuing operations. Operating interest expense is included in cost of other revenues on our consolidated income statements.

(in 000s)
Year ended April 30,	2008	2007	2006

Interest income:
Mortgage loans, net	$74,895	$53,396	$—
Emerald Advance lines of credit, net	45,339	—	—
Investment securities	45,804	44,489	27,771
Margin receivables	27,335	34,226	39,038
Other	5,481	2,910	2,694

	$198,854	$135,021	$69,503

Operating interest expense:
Borrowings	$67,601	$53,820	$27,309
Deposits	42,878	32,128	—

	$110,479	$85,948	$27,309

Net interest income	$88,375	$49,073	$42,194

     Interest expense reported separately in our statements of operations represents interest expense on acquisition debt that is not directly related to our day-to-day operations. Interest expense on acquisition debt totaled $2.0 million, $46.9 million and $49.1 million for fiscal years 2008, 2007 and 2006, respectively. The last of our significant debt issued for acquisitions was repaid in April 2007, and as a result the related interest expense for fiscal year 2008 declined from that recorded in prior years.
NOTE 16: REGULATORY REQUIREMENTS
REGISTERED BROKER-DEALER - H&R Block Financial Advisors, Inc. (HRBFA) is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers. At April 30, 2008, HRBFA’s net capital of $70.4 million, which was 15.5% of aggregate debit items, exceeded its minimum required net capital of $9.1 million by $61.3 million.
     HRBFA had pledged customer-owned securities with a fair value of $47.2 million at April 30, 2008 with a clearing organization, an excess of $9.6 million over the margin deposit requirements of $37.6 million. Pledged securities at April 30, 2007, totaled $47.0 million, an excess of $11.5 million over the margin requirement.
     BANKING - HRB Bank and the Company are subject to various regulatory capital guidelines and requirements administered by federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HRB Bank and the consolidated financial statements. All savings associations are subject to the capital adequacy guidelines and the regulatory framework for prompt corrective action. HRB Bank must meet specific capital guidelines that involve quantitative measures of HRB Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. HRB Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. HRB Bank files its regulatory Thrift Financial Report (TFR) on a calendar quarter basis.
     Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital, as set forth in the table below. In addition to these minimum ratio requirements, HRB Bank is required to continually maintain a 12.0% minimum leverage ratio as a condition of its charter-approval order through fiscal year 2009. This condition was extended through fiscal year 2012 as a result of a Supervisory Directive issued on May 29, 2007. See further discussion of the Supervisory Directive below. As of April 30, 2008, HRB Bank’s leverage ratio was 12.8%.
     As of March 31, 2008, our most recent TFR filing with the Office of Thrift Supervision (OTS), HRB bank was a “well capitalized” institution under the prompt corrective action provisions of the Federal Deposit Insurance Corporation (FDIC). The five capital categories are: (1) “well capitalized” (total risk-based capital ratio of 10%, tier 1 risk-based capital ratio of 6% and leverage ratio of 5%); (2) “adequately capitalized”; (3) “undercapitalized”; (4) “significantly undercapitalized”; and (5) “critically undercapitalized.” There are no conditions or events since March 31, 2008 that management believes have changed HRB Bank’s category.

     The following table sets forth HRB Bank’s regulatory capital requirements at March 31, 2008, as calculated in the most recently filed TFR:

(dollars in 000s)
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio (1)	$311,281	41.3%	$60,242	8.0%	$75,303	10.0%
Tier 1 risk-based capital ratio (2)	$301,718	40.1%	N/A	N/A	$45,182	6.0%
Tier 1 capital ratio (leverage) (3)	$301,718	23.2%	$156,026	12.0%	$65,011	5.0%
Tangible equity ratio (4)	$301,718	23.2%	$19,503	1.5%	n/a	n/a

(1)	Total risk-based capital divided by risk-weighted assets.

(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.

(3)	Tier 1 (core) capital divided by adjusted total assets.

(4)	Tangible capital divided by tangible assets.
     Block Financial LLC (BFC) made an additional capital contribution to HRB Bank of $107.1 million during fiscal year 2008. This contribution was necessary for HRB Bank to meet its capital requirements due to seasonal fluctuations in its balance sheet. Also during fiscal year 2008, we submitted an application to the OTS requesting that HRB Bank be allowed to pay dividends to BFC in an amount that will not exceed the capital necessary to continuously maintain HRB Bank’s required 12.0% leverage ratio. The OTS approved our application on February 29, 2008. HRB Bank paid a dividend of $150.0 million to BFC in April 2008.
     In conjunction with H&R Block, Inc.’s application with the OTS for HRB Bank, H&R Block, Inc. made commitments as part of our charter approval order (Master Commitment) which included, but were not limited to: (1) H&R Block, Inc. to maintain a three percent minimum ratio of adjusted tangible capital to adjusted total assets, as defined by the OTS; (2) maintain all HRB Bank capital within HRB Bank in accordance with the submitted three-year business plan; and (3) follow federal regulations surrounding intercompany transactions and approvals. H&R Block, Inc. fell below the three percent minimum ratio at April 30, 2007 and the OTS issued a Supervisory Directive. Effective April 30, 2008, the three percent minimum ratio of adjusted tangible capital to adjusted total assets requirement was eliminated, and a Supervisory Directive related to prior non-compliance with this requirement was rescinded.
NOTE 17: COMMITMENTS AND CONTINGENCIES
We offer guarantees under our POM program to tax clients whereby we will assume the cost, subject to certain limits, of additional tax assessments, up to a cumulative per client limit of $5,000, attributable to tax return preparation error for which we are responsible. We defer all revenues and direct costs associated with these guarantees, recognizing these amounts over the term of the guarantee based upon historical and actual payment of claims. The related current asset is included in prepaid expenses and other current assets. The related liability is included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets. The related noncurrent asset and liability are included in other assets and other noncurrent liabilities, respectively, on the consolidated balance sheets. A loss on these POM guarantees would be recognized if the sum of expected costs for services exceeded unearned revenue. The changes in the deferred revenue liability for the fiscal years ended April 30, 2008 and 2007 are as follows:

(in 000s)
Year ended April 30,	2008	2007

Balance, beginning of the year	$142,173	$141,684
Amounts deferred for new guarantees issued	78,913	80,736
Revenue recognized on previous deferrals	(80,503)	(80,247)

Balance, end of the year	$140,583	$142,173

     On November 1, 2006, we entered into an agreement to purchase $57.2 million in media advertising between November 1, 2006, and June 30, 2009. During fiscal years 2008 and 2007, we purchased $18.8 million and $19.4 million, respectively, in advertising for our retail tax business. We expect to make payments totaling $19.0 million during fiscal year 2009.
     We have various contingent purchase price obligations in connection with prior acquisitions. In many cases, contingent payments to be made in connection with these acquisitions are not subject to a stated limit.

We estimate the potential payments (undiscounted) total approximately $24.3 million as of April 30, 2008. Our estimate is based on current financial conditions. Should actual results differ materially from the assumptions, the potential payments will differ from the above estimate. Such payments, if and when paid, would typically be recorded as additional purchase price, generally goodwill.
     Commitments exist to loan M&P the lower of the value of their accounts receivable, work-in-process and fixed assets or $125.0 million, on a revolving basis through January 31, 2011, subject to certain termination clauses. This revolving facility bears interest at prime rate plus two percent on the outstanding amount. The loan is secured by the accounts receivable, work-in-process and fixed assets of M&P. At April 30, 2008, we had a receivable from M&P totaling $51.6 million.
     We are required, in the event of non-delivery of customers’ securities owed to us by other broker-dealers or by our customers, to purchase identical securities in the open market. Such purchases could result in losses not reflected in the accompanying consolidated financial statements.
     As of April 30, 2008, we had pledged securities totaling $47.2 million, which satisfied margin deposit requirements of $37.6 million.
     We monitor the credit standing of brokers, dealers and customers with whom we do business. In addition, we monitor the market value of collateral held and the market value of securities receivable from others and seek to obtain additional collateral if insufficient protection against loss exists.
     HRBFA has two secured lines of credit with an unaffiliated financial institution with a total credit limit of $51.0 million. There was no outstanding balance on these lines of credit at April 30, 2008 and 2007, and there were no borrowings on these lines of credit during fiscal years 2008 or 2007.
     We have contractual commitments to fund certain franchises requesting Franchise Equity Lines of Credit (FELCs). The commitment to fund FELCs as of April 30, 2008, totaled $79.1 million with a related receivable balance of $45.0 million included in the consolidated balance sheet. The receivable represents the amount drawn on the FELCs as of April 30, 2008.
     We are self-insured for certain risks, including, workers’ compensation, property and casualty, professional liability and claims related to our POM program. These programs maintain various self-insured retentions. In all but POM, commercial insurance is purchased in excess of the self-insured retentions. We believe our insurance reserves are adequate. We accrue estimated losses using actuarial models and assumptions based on historical loss experience. The nature of our business may subject it to error & omissions and casualty lawsuits. To the extent that we are subject to claims exceeding our insurance coverage, such suits could have a material adverse effect on our financial position, results of operations or liquidity.
     We issued four standby letters of credit to servicers paying claims related to our POM, errors and omissions, and property and casualty insurance policies. These letters of credit are for amounts not to exceed $16.5 million, $3.5 million, $0.9 million and $0.5 million, respectively. At April 30, 2008, there were no balances outstanding on these letters of credit.
     Our self-insured health benefits plan provides medical benefits to employees electing coverage under the plan. We maintain a reserve for incurred but not reported medical claims and claim development. The reserve is an estimate based on historical experience and other assumptions, some of which are subjective. We will adjust our self-insured medical benefits reserve as our loss experience changes due to medical inflation, changes in the number of plan participants and an aging employee base.
     During fiscal year 2006, we entered into a transaction with the City of Kansas City, Missouri, to provide us with sales and property tax savings on the furniture, fixtures and equipment for our corporate headquarters facility. Under the transaction, the City purchased equipment by issuing $31.0 million in Industrial Revenue Bonds due in December 2015, and leased the furniture, fixtures and equipment to us for an identical term under a capital lease. The City’s bonds were purchased by us. Because the City has assigned the lease to the bond trustee for our benefit as the sole bondholder, we, in effect, control enforcement of the lease against ourselves. As a result of the capital lease treatment, the furniture, fixtures and equipment will remain a component of property, plant and equipment in our consolidated balance sheets. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation. The transaction provides us with property tax exemptions for the leased furniture, fixtures and equipment. Additional revenue bonds may be issued to cover the costs of certain improvements to this facility. The total amount of revenue bonds authorized for issuance is $31.0 million. As of April 30, 2008, we have purchased $31.0 million in bonds.

     Substantially all of the operations of our subsidiaries are conducted in leased premises. Most of the operating leases are for periods ranging from three years to five years, with renewal options and provide for fixed monthly rentals. Future minimum operating lease commitments of our continuing operations at April 30, 2008, are as follows:

(in 000s)

2009	$265,130
2010	215,081
2011	149,252
2012	92,815
2013	51,207
2014 and beyond	81,471

$854,956

     Rent expense of our continuing operations for fiscal years 2008, 2007 and 2006 totaled $347.5 million, $318.2 million and $301.8 million, respectively.
     MORTGAGE LOAN REPURCHASE LIABILITY - OOMC maintains recourse with respect to loans previously sold or securitized under indemnification of loss provisions relating to both early payment defaults and breach of representations and warranties made to purchasers or insurers. As a result, OOMC may be required to repurchase loans or otherwise indemnify third-parties for losses. The following table summarizes OOMC’s loan repurchase activity:

(dollars in 000s)
Year ended April 30,	2008	2007	2006

Loans repurchased during the year	$515,370	$989,992	$297,606
Repurchase reserves added during the year	$582,373	$388,733	$73,562
Repurchase reserves added during the year as a percent of loans originated during the year	14.38%	1.44%	0.18%
     OOMC has established a liability related to potential losses under these indemnifications of $243.1 million and $38.4 million at April 30, 2008 and 2007, respectively. On an ongoing basis, OOMC monitors the adequacy of the repurchase liability. During fiscal year 2008, the reserve for estimated losses on loan repurchases increased primarily to provide for potential future claims under representation and warranty provisions. The portion of the reserve balance related to losses on representation and warranty repurchases totaled $5.6 million at April 30, 2007, and represented the entire balance at April 30, 2008. Given that OOMC ceased originating loans in January 2008, we do not expect continuing risk of loss related to early payment default. As such, OOMC had no reserve recorded at April 30, 2008 relating to early payment defaults, and a reserve of $32.8 million at April 30, 2007.
     Repurchase obligations may also arise from breaches of various representations and warranties OOMC made when selling loans, which in turn may require OOMC to either repurchase the applicable mortgage loans or indemnify the purchaser or insurer. These representations and warranties and corresponding repurchase obligations generally are not subject to stated limits or a stated term and, therefore, may continue for the foreseeable future. To the extent that future claim volumes exceed current estimates, or the value of mortgage loans and residential home prices decline, future losses may be greater than these estimates and those differences may be significant.
     GENERAL - In the regular course of business, we are subject to routine examinations by federal, state and local taxing authorities. In management’s opinion, the disposition of matters raised by such taxing authorities, if any, would not have a material adverse impact on our consolidated financial statements.
     We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Other guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counterparties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the terms of the indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair value of these guarantees and indemnifications is not material as of April 30, 2008.

NOTE 18: LITIGATION AND RELATED CONTINGENCIES
We are party to investigations, legal claims and lawsuits arising out of our business operations. We accrue our best estimate of the probable loss upon resolution of investigations, legal claims and lawsuits, which totaled $11.5 million and $7.7 million at April 30, 2008 and 2007, respectively. With respect to most of the matters described below, we have concluded that a loss is not probable and therefore no liability has been recorded.
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
      We believe we have meritorious defenses to the remaining RAL Cases and we intend to defend them vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate or regarding the impact of the RAL Cases on our financial statements. We are unable to determine an estimate of the possible loss or range of loss, if any, in light of the early stages of the currently pending RAL Cases.
     The following is updated information regarding the pending RAL Cases that are attorney general actions, class actions or putative class actions:
     Sandra J. Basile, et al. v. H&R Block, Inc., et al., April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. The court decertified the class on December 31, 2003, and the Pennsylvania appellate court subsequently reversed the trial court’s decertification decision. On September 26, 2006, the Pennsylvania Supreme Court reversed the appellate court’s reversal of the trial court’s decertification decision. On June 4, 2007, the appellate court affirmed its earlier decision to reverse the trial court’s decertification decision. The Pennsylvania Supreme Court has granted our request to review the appellate court ruling.
     The People of California v. H&R Block, Inc., H&R Block Services, Inc., H&R Block Enterprises, Inc., H&R Block Tax Services, Inc., Block Financial Corporation, HRB Royalty, Inc., and Does 1 through 50, Case No., CGC-06-449461, in the California Superior Court, San Francisco County, instituted on February 15, 2006 (alleging, among other things, untrue, misleading or deceptive statements in marketing RALs and unfair competition with respect to debt collection activities; seeks equitable relief, civil penalties and restitution). This case is in the discovery stage. No trial date has been set.
     PEACE OF MIND LITIGATION - We are defendants in lawsuits regarding our Peace of Mind program (collectively, the “POM Cases”). The POM Cases are described below.
     Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Civil Action 2003L000004, in the Circuit Court of Madison County, Illinois, is a class action case filed on January 18, 2002, that was granted class certification on August 27, 2003. Plaintiffs’ claims consist of five counts relating to the POM program under which the applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The plaintiffs allege that the sale of POM guarantees constitutes (1) statutory fraud by selling insurance without a license, (2) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (3) a breach of fiduciary duty. In August 2003, the court certified the plaintiff classes consisting of all persons who from January 1, 1997 to final judgment (1) were charged a separate fee for POM by “H&R Block” or a defendant H&R Block class member; (2) reside in certain class states and were charged a separate fee for POM by “H&R Block” or a defendant H&R Block class member not licensed to sell insurance; and (3) had an unsolicited charge for POM posted to their bills by “H&R Block” or a defendant H&R Block class member. Persons who received the POM guarantee through an H&R Block Premium office and persons who reside in Alabama are excluded from the plaintiff class. The court also certified a defendant class consisting of any entity with names that include “H&R Block” or “HRB,” or are otherwise affiliated or associated with H&R Block Tax Services, Inc., and that sold or sells the POM product. The defendants filed a motion to decertify the classes, which is set to be heard in July 2008. Discovery is proceeding. No trial date has been set.
     There is one other putative class action pending against us in Texas that involves the POM guarantee. This case is pending before the same judge that presided over the Texas RAL Settlement, involves the same plaintiffs’ attorneys that are involved in the Marshall litigation in Illinois, and contains similar allegations. No class has been certified in this case.
      We believe the claims in the POM Cases are without merit and we intend to defend them vigorously. The amounts claimed in the POM Cases are substantial, however, and there can be no assurances as to the outcome of these pending actions individually or in the aggregate. We are unable to determine an estimate of the possible loss or range of loss, if any, in light of the early stages of the POM Cases.
     ELECTRONIC FILING LITIGATION - We are a defendant to a class action filed on August 30, 2002 and entitled Erin M. McNulty and Brian J. Erzar v. H&R Block, Inc., et al., Case No. 02-CIV-4654 in the Court of Common Pleas of Lackawanna County, Pennsylvania, in which the plaintiffs allege that the defendants deceptively portray electronic filing fees as a necessary and required component of standard tax preparation services and do not inform tax preparation clients that they may (1) file tax returns free of charge by mailing the returns, (2) electronically file tax returns from personal computers either free of charge or at significantly lower fees and (3) be eligible to electronically file tax returns free of charge via telephone. The plaintiffs seek unspecified damages and disgorgement of all electronic filing, tax preparation and related fees collected during the applicable class period. Class certification was granted in this case on September 5, 2007. In March 2008, we reached a tentative agreement to settle this case for an amount not to exceed $2.5 million and have accrued $1.7 million, representing our best estimate of ultimate loss. The settlement was preliminarily approved on June 27, 2008, with a final fairness hearing set for September 2008.
     EXPRESS IRA LITIGATION - On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) entitled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc. et al. The complaint alleged fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and sought equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. On July 12, 2007, the Supreme Court of the State of New York issued a ruling that dismissed all defendants other than HRBFA and the claims of common law fraud. Both the New York Attorney General and HRBFA have appealed the adverse portions of the trial court’s ruling. We believe the claims in this case are without merit, and we intend to defend this case vigorously, but there are no assurances as to its outcome.
      On January 2, 2008, the Mississippi Attorney General filed a lawsuit in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) entitled Jim Hood, Attorney for the State of Mississippi v. H&R Block, Inc., et al. The complaint alleged fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and sought equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. The defendants have filed a motion to dismiss. We believe the claims in this case are without merit, and we intend to defend this case vigorously, but there are no assurances as to its outcome.
     In addition to the New York and Mississippi Attorney General actions, a number of civil actions were filed against us concerning the Express IRA product, the first of which was filed on March 17, 2006. Except for two cases pending in state court, all of the civil actions have been consolidated by the panel for Multi-District Litigation into a single action styled In re H&R Block, Inc. Express IRA Marketing Litigation in the United States District Court for the Western District of Missouri. We believe the claims in these cases are without merit, and we intend to defend these cases vigorously, but there are no assurances as to their outcome.
     We are unable to determine an estimate of the possible loss or range of loss, if any, in light of the early stages of the Express IRA litigation.
     SECURITIES LITIGATION - On April 6, 2007, a putative class action styled In re H&R Block Securities Litigation was filed against the Company and certain of its officers in the United States District Court for the Western District of Missouri. The complaint alleged, among other things, deceptive, material and misleading financial statements, failure to prepare financial statements in accordance with generally accepted accounting principles and concealment of the potential for lawsuits stemming from the allegedly fraudulent nature of the Company’s operations. The complaint sought unspecified damages and equitable relief. On October 5, 2007, the court dismissed the complaint and granted the plaintiffs leave to re-file the portion of the complaint pertaining to the Company’s financial statements. On November 19, 2007, the plaintiffs re-filed the complaint, alleging, among other things, deceptive, material and misleading financial statements and failure to prepare financial statements in accordance with generally accepted accounting principles. The court dismissed the re-filed complaint on February 19, 2008. On March 11, 2008, the plaintiffs appealed the dismissal. In addition, plaintiffs in a shareholder derivative action that was consolidated into the securities litigation filed a separate appeal on March 18, 2008, contending that the derivative action was improperly consolidated. The derivative action is Iron Workers Local 16 Pension Fund v. H&R Block, et al., in the United States District Court for the Western District of Missouri, Case No. 06-cv-00466-ODS (instituted on June 8, 2006) and was brought against certain of our directors and officers purportedly on behalf of the Company. The derivative action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste, and unjust enrichment pertaining to (1) our restatement of financial results in fiscal year 2006 due to errors in determining our state effective income tax rate and (2) certain of our products and business activities. We believe the claims in these cases are without merit and intend to defend this litigation vigorously. We currently do not believe that we will incur a material loss with respect to this litigation.
     RSM McGLADREY LITIGATON - RSM EquiCo, Inc., a subsidiary of RSM McGladrey, Inc. (RSM), is a party to a putative class action filed on July 11, 2006 and entitled Do Right’s Plant Growers et al. v. RSM EquiCo, Inc., et al. Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations regarding business valuation services provided by RSM EquiCo, Inc., including fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition and seeks unspecified damages, restitution and equitable relief. We intend to defend this case vigorously. The amount claimed in this action is substantial, and there can be no assurance regarding the outcome and resolution of this matter. It is reasonably possible that we could incur losses with respect to this litigation, although an estimate of such losses cannot be made in light of the early stage of the litigation.
     RSM has a relationship with the Attest Firms pursuant to which (1) some RSM employees are also partners or employees of the Attest Firms, (2) many clients of the Attest Firms are also RSM clients, and (3) our RSM McGladrey brand is closely linked to the Attest Firms. The Attest Firms are parties to claims and lawsuits (collectively, “Attest Firm Claims”). Judgments or settlements arising from Attest Firm Claims, which exceed the Attest Firms’ insurance coverage, could have a direct adverse effect on Attest Firm operations, and could impair RSM’s ability to attract and retain clients and quality professionals. Accordingly, although RSM is not a direct party to significant Attest Firm Claims, such Attest Firm Claims could have a material adverse effect on RSM’s operations and impair the value of our investment in RSM. There is no assurance regarding the outcome of the Attest Firm Claims.
     LITIGATION AND CLAIMS PERTAINING TO DISCONTINUED MORTGAGE OPERATIONS - Although OOMC terminated its mortgage loan origination activities and sold its loan servicing business during fiscal year 2008, it remains subject to investigations, claims and lawsuits pertaining to its loan origination and servicing activities that occurred prior to such termination and sale. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, municipalities, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these investigations, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, public nuisance, fraud, and violations of the Truth in Lending Act, Equal Credit Opportunity Act and the Fair Housing Act. In the current non-prime mortgage environment, the number of these investigations, claims and lawsuits has increased over historical experience and is likely to continue at increased levels. The amounts claimed in these investigations, claims and lawsuits are substantial in some instances, and the ultimate resulting liability is difficult to predict. In the event of unfavorable outcomes, the amounts OOMC may be required to pay in the discharge of liabilities or settlements could be substantial and, because OOMC’s operating results are included in our consolidated financial statements, could have a material adverse impact on our consolidated results of operations.
     On June 3, 2008, the Massachusetts Attorney General filed a lawsuit in the Superior Court of Suffolk County, Massachusetts (Case No. 08-2474-BLS) entitled Commonwealth of Massachusetts v. H&R Block, Inc., et al., alleging unfair, deceptive and discriminatory origination and servicing of mortgage loans and seeks equitable relief, disgorgement of profits, restitution and statutory penalties. We believe the claims in this case are without merit and intend to defend this litigation vigorously, but there are no assurances as to its outcome. We are unable to determine an estimate of the possible loss or range of loss, if any, in light of the early stages of this litigation.
     OOMC also remains subject to potential claims for indemnification and loan repurchases pertaining to loans previously sold. In the current non-prime mortgage environment, it is likely that the frequency of repurchase and indemnification claims may increase over historical experience and give rise to additional litigation. In some instances, H&R Block, Inc. was required to guarantee OOMC’s obligations. The amounts involved in these potential claims may be substantial, and the ultimate resulting liability is difficult to predict. In the event of unfavorable outcomes, the amounts OOMC may be required to pay in the discharge or settlement of these claims could be substantial and, because OOMC’s operating results are included in our consolidated financial statements, could have a material adverse impact on our consolidated results of operations.
     OTHER CLAIMS AND LITIGATION - The Enforcement Division of the NASD, now the Financial Industry Regulatory Authority (FINRA) brought charges against HRBFA regarding the sale by HRBFA of Enron debentures in 2001. On April 25, 2008, a FINRA hearing panel dismissed the Enforcement Division’s charges.
     We have from time to time been party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. Some of these investigations, claims and lawsuits pertain to RALs, the electronic filing of customers’ income tax returns, the POM guarantee program, wage and hour claims and investment products. We believe we have meritorious defenses to each of these claims, and we are defending or intend to defend them vigorously. The amounts claimed in these claims and lawsuits are substantial in some instances, however the ultimate liability with respect to such litigation and claims is difficult to predict. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could be material.
     In addition to the aforementioned types of cases, we are parties to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits (collectively, “Other Claims”) concerning investment products, the preparation of customers’ income tax returns, the fees charged customers for various products and services, losses incurred by customers with respect to their investment accounts, relationships with franchisees, intellectual property disputes, employment matters and contract disputes. We believe we have meritorious defenses to each of the Other Claims, and we are defending them vigorously. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material adverse effect on our consolidated operating results or financial position.
NOTE 19: DISCONTINUED OPERATIONS
Effective November 2006, our Board of Directors approved a plan to exit the mortgage business operated through our subsidiary, OOMC, and we began reporting that business as discontinued operations. During our third fiscal quarter ended January 31, 2008, OOMC ceased all loan origination activities, and initiated a plan to sell its servicing operations.
     On April 30, 2008, OOMC sold its loan servicing assets to an affiliate of WL Ross & Co. LLC (WL Ross) pursuant to a previously announced agreement dated March 17, 2008. After repayment of debt outstanding under OOMC’s servicing advance facility totaling $986.2 million, OOMC realized net cash proceeds of $212.5 million from WL Ross and $19.9 million previously held in escrow pursuant to the servicing advance facility, for a total of $232.4 million at closing. OOMC also retained a receivable relating to certain servicing assets of $117.4 million. At January 31, 2008 we had an impairment relating to the estimated loss upon disposition of OOMC equal to $304.9 million, including $193.4 million recorded in fiscal year 2007. OOMC incurred an actual loss upon sale of the servicing assets of $233.3 million. Impairments were reversed in the fourth quarter, resulting in net impairments for fiscal year 2008 totaling $39.9 million. As OOMC is a wholly-owned subsidiary, earnings and losses recognized at OOMC are reflected in our consolidated financial statements. The sale is subject to certain post-closing adjustments.
     During fiscal year 2007, we also committed to a plan to sell two smaller lines of business and completed the wind-down of one other line of business, all of which were previously reported in our Business Services segment. The two businesses held-for-sale were sold during fiscal year 2008. Additionally, during fiscal year 2007, we completed the wind-down of our tax operations in the United Kingdom, which were previously reported in Tax Services.
     As of April 30, 2008, these businesses are presented as discontinued operations in the consolidated financial statements. All periods presented reflect our discontinued operations.
     FINANCIAL STATEMENT PRESENTATION - Overhead costs of a continuing nature which would have previously been allocated to discontinued businesses totaled $4.0 million, $13.4 million and $10.8 million for fiscal years 2008, 2007 and 2006, respectively. These amounts are included in continuing operations.
     As provided by in EITF No. 87-24, “Allocation of Interest to Discontinued Operations,” our losses from discontinued operations include interest on OOMC’s servicing advance facility, which was repaid as a result of the disposal transaction, and the allocation of other consolidated interest. The allocation of other consolidated interest is based on borrowings specifically attributable to these operations at a rate of LIBOR plus 250 basis points. Losses of our discontinued operations include interest expense of $115.2 million, $40.0 million and $27.4 million for the fiscal years 2008, 2007 and 2006, respectively, including other consolidated interest expense of $82.7 million, $37.3 million and $23.4 million that was allocated to discontinued operations, respectively. The increase in allocated interest expense over the prior years is due to the significant operating losses and other working capital needs of our mortgage operations during fiscal year 2008. Concurrent with the completion of the sale of our loan servicing activities, we have ceased allocating other consolidated interest expense to mortgage operations. Remaining interest costs associated with debt that is not repaid as a result of the sale will be reported in continuing operations.

     The financial results included in discontinued operations are as follows:

(in 000s)
Year ended April 30,	2008	2007	2006

Net revenue	$(423,211)	$74,574	$1,298,048

Pretax income (loss) from operations	$(1,130,366)	$(882,130)	$316,911
Goodwill impairment	—	(157,511)	—
Loss on sale and estimated impairments	(45,510)	(193,367)	—

Pretax income (loss)	(1,175,876)	(1,233,008)	316,911
Income tax (benefit)	(412,753)	(425,018)	124,044

Net income (loss) from discontinued operations	$(763,123)	$(807,990)	$192,867

      Revenue of discontinued operations shown in the table above is net of loan repurchase reserves, which totaled $582.4 million, $388.7 million and $73.6 million for fiscal years 2008, 2007 and 2006, respectively, and impairments of residual interests in securitizations, which totaled $137.8 million, $168.9 million and $34.1 million, respectively.
     In connection with ceasing all loan origination activities, OOMC terminated all remaining on- and off-balance sheet warehouse facilities during fiscal year 2008. OOMC held $41.2 million in gross principal of mortgage loans for sale as of April 30, 2008, with a related allowance of $28.2 million.
     OOMC maintained a $1.2 billion facility to fund servicing advances, in which the servicing advances are collateral for the facility. This on-balance sheet facility was repaid in full with the proceeds from the sale of servicing assets on April 30, 2008 and was subsequently closed.
     RESTRUCTURING CHARGE - During fiscal year 2006, OOMC initiated a restructuring plan to reduce costs. Restructuring activities continued through fiscal year 2008, including our previously announced closure of all mortgage origination activities. Charges incurred during fiscal years 2008, 2007 and 2006 totaled $119.2 million, $21.5 million and $12.6 million, respectively. In fiscal year 2008, our restructuring activities included $33.9 million in fixed asset write-offs, with the remainder included in “other adjustments” in the table below. These charges are included in the net loss from discontinued operations on our consolidated income statements. Changes in the restructuring charge liability during the year ended April 30, 2008, are as follows:

(in 000s)
	Accrual Balance as of	Cash	Other	Accrual Balance as of
	April 30, 2007	Payments	Adjustments	April 30, 2008

Employee severance costs	$3,688	$(52,344)	$53,463	$4,807
Contract termination costs	10,919	(10,731)	22,925	23,113

	$14,607	$(63,075)	$76,388	$27,920

     The remaining liability related to this restructuring charge is included in accounts payable, accrued expenses and other current liabilities and accrued salaries, wages and payroll taxes on our consolidated balance sheet and primarily relates to lease obligations for vacant space resulting from branch office closings and employee severance costs, respectively.
     Employee severance costs include estimates regarding the amount of severance payments made to certain terminated associates and contract termination costs include estimates regarding the length of time required to sublease vacant space and expected recovery rates. Actual results could vary from these estimates.
NOTE 20: SEGMENT INFORMATION
At April 30, 2008, we continued to meet the criteria requiring us to present the related financial results of OOMC, HRBMC and other businesses as discontinued operations in the consolidated financial statements. All periods presented reflect these businesses as discontinued operations. See additional discussion in note 19.
     Management has determined the reportable segments identified below according to types of services offered and the manner in which operational decisions are made. We operate in the following reportable segments:
     TAX SERVICES – This segment is primarily engaged in providing tax return preparation and related services and products in the U.S., Canada and Australia. During fiscal year 2007, our operations in the United Kingdom were closed. Segment revenues include fees earned for tax-related services performed at company-owned tax offices, royalties from franchise offices, sales of tax preparation and other software, fees from online tax preparation and payments related to RAL participations. This segment includes the Company’s tax preparation software, TaxCut® from H&R Block, and other personal productivity software offered to the general public, as well as software designed for small to mid-sized CPA firms who file taxes for individuals and businesses. This segment also offers online do-it-yourself-tax preparation and online tax advice to the general public through various websites. Revenues of this segment are seasonal in nature.
     Our international operations contributed $170.2 million, $131.8 million and $120.3 million in revenues for fiscal years 2008, 2007 and 2006, respectively, and $32.1 million, $20.1 million and $17.7 million of pretax income, respectively.
     BUSINESS SERVICES – This segment offers accounting, tax and business consulting services, wealth management, and capital markets services to middle-market companies in offices located throughout the U.S. Revenues of this segment are seasonal in nature.
     CONSUMER FINANCIAL SERVICES – The Consumer Financial Services segment is engaged in offering brokerage services, along with investment planning and related financial advice through HRBFA and retail banking through HRB Bank. HRBFA offers traditional brokerage services, as well as annuities, insurance, fee-based accounts, online account access, equity research and focus lists, model portfolios, asset allocation strategies, and other investment tools and information. HRB Bank offers traditional banking services, including checking and savings accounts, lines of credit, individual retirement accounts, certificates of deposit and prepaid debit card accounts. HRB Bank offers the H&R Block Prepaid MasterCard® and Emerald Advance lines of credit through our Tax Services segment. HRB Bank also holds previously purchased mortgage loans for investment purposes. HRB Bank is dependent upon H&R Block and its affiliates for shared administrative services. Additionally, in fiscal years 2008 and 2007, HRB Bank purchased a significant amount of mortgage loans from OOMC. HRBFA utilizes HRB Bank for certain deposits insured by the FDIC for its customers.
     CORPORATE – Corporate support departments provide services to our operating segments, consisting of marketing, information technology, facilities, human resources, executive, legal, finance, government relations and corporate communications. These support department costs are largely allocated to our operating segments. Our captive insurance and franchise financing subsidiaries are also included within Corporate.
     IDENTIFIABLE ASSETS – Identifiable assets are those assets, including goodwill and intangible assets, associated with each reportable segment. The remaining assets are classified as Corporate assets, which consist primarily of cash, marketable securities and equipment.
     Information concerning the Company’s operations by reportable segment is as follows:

(in 000s)
Year ended April 30,	2008	2007	2006

REVENUES :
Tax Services	$2,988,617	$2,685,858	$2,449,751
Business Services	941,686	932,361	828,133
Consumer Financial Services	459,953	388,090	287,955
Corporate	13,621	14,965	8,914

	$4,403,877	$4,021,274	$3,574,753

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES :
Tax Services	$785,839	$705,171	$590,089
Business Services	88,797	57,661	70,661
Consumer Financial Services	10,128	19,811	(32,835)
Corporate	(139,543)	(146,845)	(117,433)

	$745,221	$635,798	$510,482

DEPRECIATION AND AMORTIZATION :
Tax Services	$76,828	$68,369	$69,074
Business Services	36,523	35,046	32,143
Consumer Financial Services	28,368	45,308	46,081
Corporate	4,292	1,492	1,023

	$146,011	$150,215	$148,321

CAPITAL EXPENDITURES :
Tax Services	$32,712	$41,809	$43,607
Business Services	32,918	31,770	23,731
Consumer Financial Services	4,373	2,743	11,088
Corporate	35,907	84,769	114,851

	$105,910	$161,091	$193,277

IDENTIFIABLE ASSETS :
Tax Services	$941,769	$961,415	$843,717
Business Services	920,945	941,754	947,601
Consumer Financial Services	2,056,028	2,619,946	1,306,822
Corporate	1,704,683	1,273,976	948,742
Assets of discontinued operations	—	1,746,959	1,942,253

	$5,623,425	$7,544,050	$5,989,135

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)
At April 30, 2008, we met the criteria requiring us to present the related financial results of OOMC, HRBMC and other smaller businesses as discontinued operations in the consolidated financial statements. All periods presented reflect our discontinued operations. See additional discussion in note 19.

(in 000s, except per share amounts)
	Fiscal Year 2008	Apr 30, 2008	Jan 31, 2008	Oct 31, 2007	Jul 31, 2007
Revenues	$4,403,877	$2,615,233	$972,611	$434,824	$381,209

Income (loss) from continuing operations before taxes (benefit)	745,221	1,148,418	4,119	(223,736)	(183,580)
Income taxes (benefit)	290,745	457,298	(5,165)	(87,631)	(73,757)

Net income (loss) from continuing operations	454,476	691,120	9,284	(136,105)	(109,823)
Net loss from discontinued operations	(763,123)	(147,558)	(56,642)	(366,166)	(192,757)

Net income (loss)	$(308,647)	$543,562	$(47,358)	$(502,271)	$(302,580)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$1.40	$2.12	$0.03	$(0.42)	$(0.34)
Net loss from discontinued operations	(2.35)	(0.45)	(0.18)	(1.13)	(0.59)

Net income (loss)	$(0.95)	$1.67	$(0.15)	$(1.55)	$(0.93)

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$1.39	$2.11	$0.03	$(0.42)	$(0.34)
Net loss from discontinued operations	(2.33)	(0.45)	(0.17)	(1.13)	(0.59)

Net income (loss)	$(0.94)	$1.66	$(0.14)	$(1.55)	$(0.93)

	Fiscal Year 2007	Apr 30, 2007	Jan 31, 2007	Oct 31, 2006	Jul 31, 2006
Revenues	$4,021,274	$2,351,242	$931,179	$396,083	$342,770

Income (loss) from continuing operations before taxes (benefit)	635,798	1,006,266	22,125	(198,619)	(193,974)
Income taxes (benefit)	261,461	415,037	181	(77,622)	(76,135)

Net income (loss) from continuing operations	374,337	591,229	21,944	(120,997)	(117,839)
Net loss from discontinued operations	(807,990)	(676,793)	(82,196)	(35,463)	(13,538)

Net loss	$(433,653)	$(85,564)	$(60,252)	$(156,460)	$(131,377)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$1.16	$1.83	$0.07	$(0.38)	$(0.36)
Net loss from discontinued operations	(2.50)	(2.09)	(0.26)	(0.11)	(0.05)

Net loss	$(1.34)	$(0.26)	$(0.19)	$(0.49)	$(0.41)

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$1.15	$1.81	$0.07	$(0.38)	$(0.36)
Net loss from discontinued operations	(2.48)	(2.07)	(0.25)	(0.11)	(0.05)

Net loss	$(1.33)	$(0.26)	$(0.18)	$(0.49)	$(0.41)

     The accumulation of four quarters in fiscal years 2008 and 2007 for earnings per share may not equal the related per share amounts for the years ended April 30, 2008 and 2007 due to the timing of the exercise of stock options and release of restricted shares and the antidilutive effect of stock options and unvested restricted shares in the first two quarters.

	Fiscal Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year 2008:
Dividends per share	$0.56	$0.14	$0.14	$0.14	$0.14
Stock price range:
High	$24.02	$22.27	$21.84	$23.00	$24.02
Low	16.89	17.13	16.89	17.96	19.90

Fiscal year 2007:
Dividends per share	$0.53	$0.14	$0.14	$0.14	$0.13
Stock price range:
High	$24.86	$24.05	$24.86	$22.94	$24.30
Low	18.31	18.31	21.47	20.20	21.25
NOTE 22: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
BFC, formerly Block Financial Corporation, is an indirect, wholly-owned consolidated subsidiary of the Company. BFC was converted to a Delaware limited liability company effective January 1, 2008. BFC is the Issuer and the Company is the Guarantor of the $500.0 million credit facility entered into in April 2007, the Senior Notes issued on January 11, 2008 and October 26, 2004, the CLOCs and other indebtedness issued from time to time. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions.
CONDENSED CONSOLIDATING INCOME STATEMENTS

					(in 000s)
	H&R Block, Inc.	BFC	Other		Consolidated
Year ended April 30, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Total revenues	$—	$655,935	$3,755,118	$(7,176)	$4,403,877

Cost of services	—	217,389	2,272,746	(409)	2,489,726
Cost of other revenues	—	227,995	84,831	—	312,826
Selling, general and administrative	—	248,317	639,986	(6,417)	881,886

Total expenses	—	693,701	2,997,563	(6,826)	3,684,438

Operating income (loss)	—	(37,766)	757,555	(350)	719,439
Interest expense	—	—	(2,019)	—	(2,019)
Other income, net	745,221	250	27,551	(745,221)	27,801

Income (loss) from continuing operations before taxes (benefit)	745,221	(37,516)	783,087	(745,571)	745,221
Income taxes (benefit)	290,745	(11,991)	302,873	(290,882)	290,745

Net income (loss) from continuing operations	454,476	(25,525)	480,214	(454,689)	454,476
Net loss from discontinued operations	(763,123)	(757,065)	(6,288)	763,353	(763,123)

Net income (loss)	$(308,647)	$(782,590)	$473,926	$308,664	$(308,647)

	H&R Block, Inc.	BFC	Other		Consolidated
Year ended April 30, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Total revenues	$—	$974,664	$3,060,409	$(13,799)	$4,021,274

Cost of services	—	220,523	2,121,431	(1,559)	2,340,395
Cost of other revenues	—	157,017	25,245	—	182,262
Selling, general and administrative	—	299,795	546,233	(7,273)	838,755

Total expenses	—	677,335	2,692,909	(8,832)	3,361,412

Operating income	—	297,329	367,500	(4,967)	659,862
Interest expense	—	(45,153)	(1,767)	—	(46,920)
Other income, net	635,798	19,999	2,857	(635,798)	22,856

Income from continuing operations before taxes	635,798	272,175	368,590	(640,765)	635,798
Income taxes	261,461	109,589	153,915	(263,504)	261,461

Net income from continuing operations	374,337	162,586	214,675	(377,261)	374,337
Net loss from discontinued operations	(807,990)	(790,862)	(20,362)	811,224	(807,990)

Net income (loss)	$(433,653)	$(628,276)	$194,313	$433,963	$(433,653)

	H&R Block, Inc.	BFC	Other		Consolidated
Year ended April 30, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Total revenues	$—	$771,178	$2,820,183	$(16,608)	$3,574,753

Cost of services	—	209,755	1,868,962	(620)	2,078,097
Cost of other revenues	—	42,580	34,673	—	77,253
Selling, general and administrative	—	296,514	593,508	(7,633)	882,389

Total expenses	—	548,849	2,497,143	(8,253)	3,037,739

Operating income	—	222,329	323,040	(8,355)	537,014
Interest expense	—	(47,242)	(1,817)	—	(49,059)
Other income, net	510,482	—	22,527	(510,482)	22,527

Income from continuing operations before taxes	510,482	175,087	343,750	(518,837)	510,482
Income taxes	212,941	75,043	141,188	(216,231)	212,941

Net income from continuing operations	297,541	100,044	202,562	(302,606)	297,541
Net income (loss) from discontinued operations	192,867	203,245	(15,162)	(188,083)	192,867

Net income	$490,408	$303,289	$187,400	$(490,689)	$490,408

CONDENSED CONSOLIDATING BALANCE SHEETS

					(in 000s)
	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Cash & cash equivalents	$—	$96,559	$630,933	$(647)	$726,845
Cash & cash equivalents — restricted	—	218,214	817	—	219,031
Receivables from customers, brokers and dealers, net	—	438,899	—	—	438,899
Receivables, net	139	141,398	411,334	—	552,871
Mortgage loans held for investment	—	966,301	—	—	966,301
Intangible assets and goodwill, net	—	173,954	978,682	—	1,152,636
Investments in subsidiaries	4,131,345	—	322	(4,131,345)	322
Other assets	—	596,612	969,896	12	1,566,520

Total assets	$4,131,484	$2,631,937	$2,991,984	$(4,131,980)	$5,623,425

Short-term borrowings	$—	$25,000	$—	$—	$25,000
Customer deposits	—	786,271	—	(647)	785,624
Accts. payable to customers, brokers and dealers	—	559,658	—	—	559,658
Long-term debt	—	1,101,885	41,185	—	1,143,070
Other liabilities	2	551,024	1,571,178	51	2,122,255
Net intercompany advances	3,143,664	(632,522)	(2,511,103)	(39)	—
Stockholders’ equity	987,818	240,621	3,890,724	(4,131,345)	987,818

Total liabilities and stockholders’ equity	$4,131,484	$2,631,937	$2,991,984	$(4,131,980)	$5,623,425

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Cash & cash equivalents	$—	$165,118	$756,720	$—	$921,838
Cash & cash equivalents — restricted	—	329,000	3,646	—	332,646
Receivables from customers, brokers and dealers, net	—	410,522	—	—	410,522
Receivables, net	233	154,060	401,962	—	556,255
Mortgage loans held for investment	—	1,358,222	—	—	1,358,222
Intangible assets and goodwill, net	—	197,914	977,418	—	1,175,332
Investments in subsidiaries	4,586,474	—	414	(4,586,474)	414
Assets held for sale	—	1,720,984	25,975	—	1,746,959
Other assets	—	129,879	911,976	7	1,041,862

Total assets	$4,586,707	$4,465,699	$3,078,111	$(4,586,467)	$7,544,050

Short-term borrowings	$—	$1,567,082	$—	$—	$1,567,082
Customer deposits	—	1,129,263	—	—	1,129,263
Accts. payable to customers, brokers and dealers	—	633,189	—	—	633,189
Long-term debt	—	502,236	17,571	—	519,807
Liabilities held for sale	—	610,391	4,982	—	615,373
Other liabilities	2	254,906	1,409,929	—	1,664,837
Net intercompany advances	3,172,206	(1,341,912)	(1,830,294)	—	—
Stockholders’ equity	1,414,499	1,110,544	3,475,923	(4,586,467)	1,414,499

Total liabilities and stockholders’ equity	$4,586,707	$4,465,699	$3,078,111	$(4,586,467)	$7,544,050

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

					(in 000s)
	H&R Block, Inc.	BFC	Other		Consolidated
Year ended April 30, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Net cash provided by (used in) operating activities:	$47,521	$(729,564)	$897,830	$—	$215,787

Cash flows from investing:
Mortgage loans originated for investment, net	—	207,606	—	—	207,606
Purchase property & equipment	—	(4,373)	(101,537)	—	(105,910)
Payments for business acquisitions	—	—	(24,872)	—	(24,872)
Net intercompany advances	112,027	—	—	(112,027)	—
Investing cash flows from discontinued operations	—	1,043,466	3,730	—	1,047,196
Other, net	—	15,560	7,709	—	23,269

Net cash provided by (used in) investing activities	112,027	1,262,259	(114,970)	(112,027)	1,147,289

Cash flows from financing:
Repayments of commercial paper	—	(5,125,279)	—	—	(5,125,279)
Proceeds from commercial paper	—	4,133,197	—	—	4,133,197
Repayments of short-term borrowings	—	(9,055,426)	—	—	(9,055,426)
Proceeds from short-term borrowings	—	8,505,426	—	—	8,505,426
Proceeds from issuance of long-term debt	—	599,376	—	—	599,376
Customer deposits	—	(344,744)	—	(647)	(345,391)
Dividends paid	(183,628)	—	—	—	(183,628)
Acquisition of treasury shares	(7,280)	—	—	—	(7,280)
Proceeds from stock options	23,322	—	—	—	23,322
Net intercompany advances	—	753,873	(865,900)	112,027	—
Financing cash flows from discontinued operations	—	(52,698)	(1,190)	—	(53,888)
Other, net	8,038	(14,979)	(41,557)	—	(48,498)

Net cash used in financing activities	(159,548)	(601,254)	(908,647)	111,380	(1,558,069)

Net decrease in cash	—	(68,559)	(125,787)	(647)	(194,993)
Cash — beginning of the year	—	165,118	756,720	—	921,838

Cash — end of the year	$—	$96,559	$630,933	$(647)	$726,845

	H&R Block, Inc.	BFC	Other		Consolidated
Year ended April 30, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Net cash provided by (used in) operating activities:	$47,638	$(244,776)	$(387,586)	$—	$(584,724)
Cash flows from investing:
Mortgage loans originated for investment	—	(954,281)	—	—	(954,281)
Purchases property & equipment	—	(3,063)	(158,028)	—	(161,091)
Payments for business acquisitions	—	—	(57,554)	—	(57,554)
Net intercompany advances	276,450	—	—	(276,450)	—
Investing cash flows from discontinued operations	—	19,744	(4,382)	—	15,362
Other, net	—	3,955	(4,767)	—	(812)

Net cash provided by (used in) investing activities	276,450	(933,645)	(224,731)	(276,450)	(1,158,376)

Cash flows from financing:
Repayments of commercial paper	—	(7,908,668)	(355,893)	—	(8,264,561)
Proceeds from commercial paper	—	8,900,750	355,893	—	9,256,643
Repayments of other short-term borrowings	—	(6,010,432)	—	—	(6,010,432)
Proceeds from other short-term borrowings	—	6,689,432	—	—	6,689,432
Customer banking deposits	—	1,129,263	—	—	1,129,263
Repayments of Senior Notes	—	(500,000)	—	—	(500,000)
Dividends paid	(171,966)	—	—	—	(171,966)
Acquisition of treasury shares	(188,802)	—	—	—	(188,802)
Proceeds from issuance of common stock	25,703	—	—	—	25,703
Net intercompany advances	—	(1,134,416)	857,966	276,450	—
Financing cash flows of discontinued operations	—	52,698	(277)	—	52,421
Other, net	10,977	(9,495)	(28,072)	—	(26,590)

Net cash provided by (used in) financing activities	(324,088)	1,209,132	829,617	276,450	1,991,111

Net increase in cash	—	30,711	217,300	—	248,011
Cash — beginning of the year	—	134,407	539,420	—	673,827

Cash — end of the year	$—	$165,118	$756,720	$—	$921,838

	H&R Block, Inc.	BFC	Other		Consolidated
Year ended April 30, 2006	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Net cash provided by operating activities:	$66,667	$7,823	$519,652	$—	$594,142

Cash flows from investing:
Purchases property & equipment	—	(11,130)	(182,147)	—	(193,277)
Payments for business acquisitions	—	(2,939)	(207,203)	—	(210,142)
Net intercompany advances	245,169	—	—	(245,169)	—
Investing cash flows from discontinued operations	—	(309,303)	(14,792)	—	(324,095)
Other, net	—	14,096	24,913	—	39,009

Net cash provided by (used in) investing activities	245,169	(309,276)	(379,229)	(245,169)	(688,505)

Cash flows from financing:
Repayments of short-term debt	—	(6,165,463)	(258,418)	—	(6,423,881)
Proceeds from issuance of short-term debt	—	6,165,463	258,418	—	6,423,881
Repayments on lines of credit	—	(625,000)	—	—	(625,000)
Proceeds from lines of credit	—	625,000	—	—	625,000
Payments on acquisition debt	—	—	(26,819)	—	(26,819)
Dividends paid	(160,031)	—	—	—	(160,031)
Acquisition of treasury shares	(260,312)	—	—	—	(260,312)
Proceeds from issuance of common stock	98,481	—	—	—	98,481
Net intercompany advances	—	286,253	(531,422)	245,169	—
Other, net	10,026	14,538	21,081	—	45,645

Net cash provided by (used in) financing activities	(311,836)	300,791	(537,160)	245,169	(303,036)

Net decrease in cash	—	(662)	(396,737)	—	(397,399)
Cash – beginning of the year	—	135,069	936,157	—	1,071,226

Cash – end of the year	$—	$134,407	$539,420	$—	$673,827

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements or reportable events requiring disclosure pursuant to Item 304(b) of Regulation S-K.
ITEM 9A. CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES –
We have established disclosure controls and procedures (Disclosure Controls) to ensure that information required to be disclosed in the Company’s reports filed under the securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.
     As of the end of the period covered by this Form 10-K, we evaluated the effectiveness of the design and operations of our Disclosure Controls. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our Disclosure Controls were effective as of the end of the period covered by this Annual Report on Form 10-K.
(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING –
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of April 30, 2008.
     Based on our assessment, management concluded that, as of April 30, 2008, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO.
     The Company’s external auditors, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears near the beginning of Item 8.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING –
During the quarter ended April 30, 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following information appearing in our definitive proxy statement, to be filed no later than 120 days after April 30, 2008, is incorporated herein by reference:
▪	Information appearing under the heading “Election of Directors,”

▪	Information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,”

▪	Information appearing under the heading “Board of Directors’ Meetings and Committees” regarding identification of the Audit Committee and Audit Committee financial experts.
     We have adopted a code of business ethics and conduct that applies to our directors, officers and employees, including our chief executive officer, chief financial officer, principal accounting officer and persons performing similar functions. A copy of the code of business ethics and conduct is available on our website at www.hrblock.com. We intend to provide information on our website regarding amendments to or waivers from the code of business ethics and conduct.
     Information about our executive officers as of May 15, 2008, is as follows:

Name, age	Current position	Business experience since May 1, 2003

Alan M. Bennett, age 57	Interim Chief Executive Officer	Interim Chief Executive officer since November 2007; Senior Vice President and Chief Financial Officer of Aetna, Inc. from September 2001 until February 2007.

Becky S. Shulman, age 43	Senior Vice President, Chief Financial Officer and Treasurer	Chief Financial Officer since November 2007; Senior Vice President and Treasurer since September 2001.

Jeffrey T. Brown, age 49	Vice President and Corporate Controller	Vice President and Corporate Controller since March 2008; Assistant Vice President and Assistant Controller from August 2005 until March 2008; Director of Corporate Accounting, from September 2002 to August 2005.

Tom A. Allanson, age 50	President, Digital Tax Services	President, Digital Tax Services since April 2007; Senior Vice President and Group Manager, Digital Tax Services since June 2005; President, TaxNet from February 2004 to June 2005; Senior Vice President and General Manager, Consumer tax group, Intuit, Inc. from September 2000 to February 2004.

Timothy C. Gokey, age 46	President, Retail Tax Services	President, Retail Tax Services since June 2004; McKinsey & Company from 1986 until June 2004.

Tammy S. Serati, age 49	Senior Vice President, Human Resources	Senior Vice President, Human Resources since December 2002.

Steven Tait, age 48	President, RSM McGladrey Business Services, Inc.	President, RSM McGladrey Business Services, Inc. since April 2003; Executive Vice President, Sales & Client Operations, Gartner, Inc., from June 2001 through March 2003.

ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2008, in the sections entitled “Director Compensation” and “Compensation of Executive Officers” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2008, in the section titled “Equity Compensation Plans” and in the section titled “Information Regarding Security Holders” and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A no later than 120 days after April 30, 2008, in the section titled “Employee Agreements, Change in Control and Other Arrangements” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A no later than 120 days after April 30, 2008, in the section titled “Audit Fees” and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Report:
1.	The following financial statements appearing in Item 8: “Consolidated Statements of Operations and Comprehensive Income (Loss),” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Stockholders’ Equity.”

2.	Financial Statement Schedule II – Valuation and qualifying Accounts with the related Reports of Independent Registered Public Accounting Firms. These will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareholders.

3.	Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The following exhibits are required to be filed as exhibits to this Form 10-K:
3.1	Restated Articles of Incorporation of H&R Block, Inc.

3.2	Amended and Restated Bylaws of H&R Block, Inc., as amended and restated as of February 26, 2008.

10.1	2003 Long-Term Executive Compensation Plan, as amended as of February 1, 2008.

10.14	H&R Block Severance Plan.

10.22	Severance and Release Agreement between Robert Dubrish and Option One Mortgage Corporation dated March 11, 2008.

10.26	Employment Agreement dated July 12, 2005 between H&R Block Digital Tax Solutions, LLC and Thomas A. Allanson.

12	Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2008.

21	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareholders.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

Alan M. Bennett
Interim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated on June 30, 2008.

Alan M. Bennett	Becky S. Shulman	Jeffrey T. Brown
Interim Chief Executive Officer	Senior Vice President, Chief	Vice President and
(principal executive officer)	Financial Officer and Treasurer	Corporate Controller
	(principal financial officer)	(principal accounting officer)

Richard C. Breeden	Robert A. Gerard	David B. Lewis
Director, Chairman of the Board	Director	Director

Thomas M. Bloch	Roger W. Hale	Tom D. Seip
Director	Director	Director

Henry F. Frigon	Len J. Lauer	L. Edward Shaw
Director	Director	Director

EXHIBIT INDEX
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:
3.1		Restated Articles of Incorporation of H&R Block, Inc.

3.2		Amended and Restated Bylaws of H&R Block, Inc., as amended and restated as of February 26, 2008.

4.1		Indenture dated as of October 20, 1997, among H&R Block, Inc., Block Financial Corporation and Bankers Trust Company, as Trustee, filed as Exhibit 4(a) to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 1997, file number 1-6089, is incorporated herein by reference.

4.2		First Supplemental Indenture, dated as of April 18, 2000, among H&R Block, Inc., Block Financial Corporation, Bankers Trust Company and the Bank of New York, filed as Exhibit 4(a) to the Company’s current report on Form 8-K dated April 13, 2000, file number 1-6089, is incorporated herein by reference.

4.3		Officer’s Certificate, dated October 26, 2004, in respect of 5.125% Notes due 2014 of Block Financial Corporation, filed as Exhibit 4.1 to the Company’s current report on Form 8-K dated October 21, 2004, file number 1-6089, is incorporated herein by reference.

4.4		Officer’s Certificate, dated January 11, 2008, in respect of 7.875% Notes due 2013 of Block Financial LLC, filed as Exhibit 4.1 to the Company’s current report on Form 8-K dated January 8, 2008, file number 1-6089, is incorporated herein by reference.

4.5		Form of 5.125% Note due 2014 of Block Financial Corporation, filed as Exhibit 4.2 to the Company’s current report on Form 8-K dated October 21, 2004, file number 1-6089, is incorporated herein by reference.

4.6		Form of 7.875% Note due 2013 of Block Financial LLC, filed as Exhibit 4.2 to the Company’s current report on Form 8-K dated January 8, 2008, file number 1-6089, is incorporated herein by reference.

4.7		Form of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(e) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated by reference.

4.8		Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(j) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1998, file number 1-6089, is incorporated by reference.

4.9		Form of Certificate of Designation, Preferences and Rights of Delayed Convertible Preferred Stock of H&R Block, Inc., filed as Exhibit 4(f) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated by reference.

10.1	*	The Company’s 2003 Long-Term Executive Compensation Plan, as amended and restated as of February 1, 2008.

10.2	*	Form of 2003 Long-Term Executive Compensation Plan Award Agreement, filed as Exhibit 10.2 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2007, file number 1-6089, is incorporated by reference.

10.3	*	The H&R Block Deferred Compensation Plan for Directors, as Amended and Restated effective July 1, 2002, filed as Exhibit 10.2 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.

10.4	*	The H&R Block Deferred Compensation Plan for Executives, as Amended and Restated July 1, 2002, filed as Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.

10.5	*	Amendment No. 1 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, effective as of March 12, 2003, filed as Exhibit 10.5 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.

10.6	*	The H&R Block Executive Performance Plan, filed as Exhibit 10.6 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2006, file number 1-6089, is incorporated herein by reference.

10.7	*	The Company’s 1989 Stock Option Plan for Outside Directors, as amended and restated as of September 8, 2004, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.

10.8	*	Form of 1989 Stock Option Plan for Outside Directors Stock Option Agreement, filed as Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended April 30, 2005, file number 1-6089, is incorporated by reference.

10.9	*	The H&R Block Stock Plan for Non-Employee Directors, as amended August 1, 2001, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.

10.10	*	The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended August 1, 2001, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.

10.11	*	The H&R Block, Inc. Executive Survivor Plan (as Amended and Restated) filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-6089, is incorporated herein by reference.

10.12	*	First Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), filed as Exhibit 10.9 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.

10.13	*	Second Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), effective as of March 12, 2003, filed as Exhibit 10.12 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.

10.14	*	H&R Block Severance Plan.

10.15	*	Employment Agreement dated December 3, 2007 between HRB Management, Inc. and Alan M. Bennett, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2008, file number 1-6089, is incorporated herein by reference.

10.16	*	Employment Agreement dated July 16, 1998, between the Company and Mark A. Ernst, filed as Exhibit 10(a) to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 1998, file number 1-6089, is incorporated herein by reference.

10.17	*	Amendment to Employment Agreement dated June 30, 2000, between HRB Management, Inc. and Mark A. Ernst, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2000, file number 1-6089, is incorporated herein by reference.

10.18	*	Separation and Release Agreement dated December 28, 2007, between HRB Management, Inc. and Mark A. Ernst, filed as Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2008, file number 1-6089, is incorporated herein by reference.*

10.19	*	Employment Agreement dated as of October 4, 2004 between HRB Management, Inc. and William L. Trubeck, filed as Exhibit 10.2 to the Company’s current report on Form 8-K/A Amendment No. 1 dated September 9, 2004, file number 1-6089, is incorporated herein by reference.

10.20	*	Separation and Release Agreement dated December 28, 2007, between HRB Management, Inc. and William L. Trubeck, filed as Exhibit 10.12 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2008, file number 1-6089, is incorporated herein by reference.*

10.21	*	Employment Agreement between Option One Mortgage Corporation and Robert E. Dubrish, executed on February 9, 2002, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2002, file number 1-6089, is incorporated herein by reference.

10.22	*	Severance and Release Agreement between Robert Dubrish and Option One Mortgage Corporation dated March 14, 2008.

10.23	*	Employment Agreement dated December 2, 2002 between HRB Management, Inc. and Tammy S. Serati, filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended January 31, 2003, file number 1-6089, is incorporated herein by reference.

10.24	*	Employment Agreement dated as of April 1, 2003 between HRB Business Services, Inc. and Steven Tait, filed as Exhibit 10.23 to the annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.

10.25	*	Employment Agreement dated as of June 28, 2004 between H&R Block Services, Inc. and Timothy C. Gokey, filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended July 31, 2004, file number 1-6089, is incorporated herein by reference.

10.26	*	Employment Agreement dated July 12, 2005 between H&R Block Digital Tax Solutions, LLC and Thomas A. Allanson.

10.27	*	Employment Agreement dated as of September 15, 2004 between HRB Management, Inc. and Marc West, filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended October 31, 2004, file number 1-6089, is incorporated herein by reference.

10.28		Separation and Release Agreement between HRB Management LLC and Marc West, filed as Exhibit 10.17 to the quarterly report on Form 10-Q for the quarter ended January 31, 2008, file number 1-6089, is incorporated herein by reference.

10.29	*	Form of Indemnification Agreement for directors, filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated December 14, 2005, file number 1-6089, is incorporated herein by reference.

10.30		HSBC Retail Settlement Products Distribution Agreement dated as of September 23, 2005, among HSBC Bank USA, National Association, HSBC Taxpayer Financial Services Inc., Beneficial Franchise Company Inc., Household Tax Masters Acquisition Corporation, H&R Block Services, Inc., H&R Block Tax Services, Inc., H&R Block Enterprises, Inc., H&R Block Eastern Enterprises, Inc., H&R Block Digital Tax Solutions, LLC, H&R Block Associates, L.P., HRB Royalty, Inc., HSBC Finance Corporation and H&R Block, Inc., filed as Exhibit 10.14 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference. **

10.31		HSBC Digital Settlement Products Distribution Agreement dated as of September 23, 2005, among HSBC Bank USA, National Association, HSBC Taxpayer Financial Services Inc., H&R Block Digital Tax Solutions, LLC, and H&R Block Services, Inc., filed as Exhibit 10.15 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference. **

10.32		HSBC Program Appendix of Defined Terms and Rules of Construction, filed as Exhibit 10.18 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference. **

10.33		Joinder and First Amendment to Program Contracts dated as of November 10, 2006, among HSBC Bank USA, National Association, HSBC Trust Company (Delaware), N.A., HSBC Taxpayer Financial Services Inc., Beneficial Franchise Company Inc., Household Tax Masters Acquisition Corporation, H&R Block Services, Inc., H&R Block Tax Services, Inc., H&R Block Enterprises, Inc., H&R Block Eastern Enterprises, Inc., H&R Block Digital Solutions, LLC,, H&R Block and Associates, L.P., HRB Royalty, Inc., HSBC Finance Corporation, H&R Block, Inc. and Block Financial Corporation, filed as Exhibit 10.25 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.**

10.34		Second Amendment to Program Contracts dated as of November 13, 2006, among HSBC Bank USA, National Association, HSBC Trust Company (Delaware), N.A., HSBC Taxpayer Financial Services, Inc., Beneficial Franchise Company Inc., H&R Block Services, Inc., H&R Block Tax Service, Inc., H&R Block Enterprises, Inc., H&R Block Eastern Enterprises, Inc., H&R Block Digital Solutions,, LLC, H&R Block and Associates, L.P., HRB Royalty, Inc., HSBC Finance Corporation, and H&R Block,

Inc., filed as Exhibit 10.26 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.**

10.35	First Amended and Restated HSBC Refund Anticipation Loan and IMA Participation Agreement Participation Agreement dated as of November 13, 2006 among Block Financial Corporation, HSBC Bank USA, National Association, HSBC Trust Company (Delaware), National Association, and HSBC Taxpayer Financial Services, Inc., filed as Exhibit 10.27 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference. **

10.36	First Amended and Restated HSBC Settlements Products Servicing Agreement dated as of November 13, 2006 among Block Financial Corporation, HSBC Bank USA, National Association, HSBC Trust Company (Delaware), National Association, and HSBC Taxpayer Financial Services, Inc., filed as Exhibit 10.28 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference. **

10.37	Agreement of Settlement dated April 19, 2006 among HSBC Finance Corporation, HSBC Taxpayer Financial Services Inc., Beneficial Franchise Company, Inc., H&R Block, Inc., H&R Block Services, Inc., H&R Block Tax Services, Inc., Block Financial Corporation, HRB Royalty, Inc., H&R Block Eastern Enterprises, Inc., and Lynne A. Carnegie, filed as Exhibit 10.38 to the annual report on Form 10-K for the year ended April 30, 2006, file number 1-6089, is incorporated herein by reference.

10.38	Amended and Restated Five-Year Credit and Guarantee Agreement dated as of August 10, 2005 among Block Financial Corporation, H&R Block, Inc., the lenders party thereto, Bank of America, N.A., HSBC Bank USA, National Association, Royal Bank of Scotland PLC, JPMorgan Chase Bank, N.A., and J.P. Morgan Securities Inc., filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.

10.39	First Amendment dated as of November 28, 2006 to Amended and Restated Five-Year Credit and Guarantee Agreement among Block Financial Corporation, H&R Block, Inc., JP Morgan Chase Bank and various financial institutions, filed as Exhibit 10.31 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.

10.40	Second Amendment dated as of November 19, 2007, to the Amended and Restated Five-Year Credit and Guarantee Agreement dated as of August 10, 2005, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2008, file number 1-6089, is incorporated by reference.

10.41	Five-Year Credit and Guarantee Agreement dated as of August 10, 2005 among Block Financial Corporation, H&R Block, Inc., the lenders party thereto, Bank of America, N.A., HSBC Bank USA, National Association, The Royal Bank of Scotland PLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities, Inc., filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.

10.42	First Amendment dated as of November 28, 2006 to Five-Year Credit and Guarantee Agreement among Block Financial Corporation, H&R Block, Inc., JP Morgan Chase Bank and various financial institutions, filed as Exhibit 10.30 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.

10.43	Second Amendment dated as of November 19, 2007, to the Five-Year Credit and Guarantee Agreement dated as of August 10, 2005, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2008, file number 1-6089, is incorporated by reference.

10.44	License Agreement effective August 1, 2007 between H&R Block Services, Inc. and Sears, Roebuck and Co., filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended July 31, 2007, file number 1-6089, is incorporated herein by reference.**

10.45	Kiosk License Agreement dated August 22, 2007 among H&R Block Services, Inc., Wal-Mart Stores East, LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana LLC and Wal-Mart Stores Texas, LLC, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2007, file number 1-6089, is incorporated by reference.**

10.46	Advances, Pledge and Security Agreement dated April 17, 2006, between H&R Block Bank and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2007, file number 1-6089, is incorporated by reference.**

12	Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2008.

21	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements.

**	Confidential Information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

H&R BLOCK, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED APRIL 30, 2008, 2007 AND 2006

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at End of
Description	Period	Expenses	Deductions (1)	Period
Allowance for Doubtful Accounts - deducted from accounts receivable in the balance sheet

2008	$101,551,000	$175,264,000	$150,847,000	$125,968,000

2007	$66,216,000	$66,697,000	$31,362,000	$101,551,000

2006	$35,318,000	$39,594,000	$8,696,000	$66,216,000

Liability related to Mortgage Services restructuring charge

2008	$14,607,000	$76,388,000	$63,075,000	$27,920,000

2007	$7,558,000	$18,740,000	$11,691,000	$14,607,000

2006	$—	$12,624,000	$5,066,000	$7,558,000

(1)	Deductions from the Allowance for Doubtful Accounts reflect recoveries and charge-offs. Deductions from the restructuring charge liability represent payments made.