Form 10-Q
period 2008-07-31
H&R BLOCK INC
filed 2008-09-03
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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

Yes          No   Ö

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on July 31, 2008 was 328,088,753 shares.

Form 10-Q for the Period Ended July 31, 2008

CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in 000s, except share and per share amounts)

	July 31, 2008	April 30, 2008

	(Unaudited)

ASSETS
Cash and cash equivalents	$355,998	$726,845
Cash and cash equivalents – restricted	221,338	219,031
Receivables from customers, brokers, dealers and clearing organizations, less allowance for doubtful accounts of $2,077 and $2,119	401,859	438,899
Receivables, less allowance for doubtful accounts of $123,685 and $123,849	383,224	552,871
Prepaid expenses and other current assets	438,872	443,934

Total current assets	1,801,291	2,381,580
Mortgage loans held for investment, less allowance for loan losses of $46,853 and $45,401	868,603	966,301
Property and equipment, at cost, less accumulated depreciation and amortization of $677,357 and $670,008	380,804	380,738
Intangible assets, net	142,533	147,368
Goodwill	1,006,207	1,005,268
Other assets	704,044	742,170

Total assets	$4,903,482	$5,623,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Short-term borrowings	$—	$25,000
Customer banking deposits	777,080	785,624
Accounts payable to customers, brokers and dealers	592,688	559,658
Accounts payable, accrued expenses and other current liabilities	665,973	782,280
Accrued salaries, wages and payroll taxes	142,690	393,148
Accrued income taxes	263,784	439,380
Current portion of long-term debt	108,839	111,286

Total current liabilities	2,551,054	3,096,376
Long-term debt	1,034,117	1,031,784
Other noncurrent liabilities	481,589	507,447

Total liabilities	4,066,760	4,635,607

Commitments and contingencies
Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, 435,890,796 shares issued at July 31, 2008 and April 30, 2008	4,359	4,359
Additional paid-in capital	686,802	695,959
Accumulated other comprehensive income	833	2,486
Retained earnings	2,204,940	2,384,449
Less treasury shares, at cost	(2,060,212)	(2,099,435)

Total stockholders’ equity	836,722	987,818

Total liabilities and stockholders’ equity	$4,903,482	$5,623,425

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	(unaudited, amounts in 000s, except per share amounts)

	Three Months Ended
	July 31,
	2008	2007

Revenues:
Service revenues	$301,521	$325,090
Other revenues:
Interest income	25,238	41,838
Product and other revenues	12,879	14,281

	339,638	381,209

Operating expenses:
Cost of services	369,606	385,115
Cost of other revenues	42,823	43,529
Selling, general and administrative	140,470	144,109

	552,899	572,753

Operating loss	(213,261)	(191,544)
Other income (expense), net	(1,355)	7,964

Loss from continuing operations before tax benefit	(214,616)	(183,580)
Income tax benefit	(85,247)	(73,757)

Net loss from continuing operations	(129,369)	(109,823)
Net loss from discontinued operations	(3,350)	(192,757)

Net loss	$(132,719)	$(302,580)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.40)	$(0.34)
Net loss from discontinued operations	(0.01)	(0.59)

Net loss	$(0.41)	$(0.93)

Basic and diluted shares	327,141	323,864

Dividends per share	$0.143	$0.136

Comprehensive income (loss):
Net loss	$(132,719)	$(302,580)
Change in unrealized gain on available-for-sale securities, net	(1,967)	(463)
Change in foreign currency translation adjustments	314	4,311

Comprehensive loss	$(134,372)	$(298,732)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, amounts in 000s)

Three Months Ended July 31,	2008	2007

Cash flows from operating activities:
Net loss	$(132,719)	$(302,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,556	37,075
Stock-based compensation	5,487	7,398
Operating cash flows of discontinued operations	-	212,323
Other, net of business acquisitions	(218,660)	(289,562)

Net cash used in operating activities	(316,336)	(335,346)

Cash flows from investing activities:
Principal repayments on mortgage loans held for investment, net	31,619	14,327
Purchases of property and equipment, net	(16,189)	(14,497)
Payments made for business acquisitions, net of cash acquired	(2,251)	(20,887)
Net cash provided by investing activities of discontinued operations	-	3,068
Other, net	2,891	6,699

Net cash provided by (used in) investing activities	16,070	(11,290)

Cash flows from financing activities:
Repayments of commercial paper	-	(3,463,719)
Proceeds from issuance of commercial paper	-	3,622,874
Repayments of other short-term borrowings	(40,000)	(560,000)
Proceeds from other short-term borrowings	15,000	485,000
Customer deposits, net	(8,795)	(90,378)
Dividends paid	(46,790)	(43,937)
Acquisition of treasury shares	(4,116)	(5,372)
Proceeds from exercise of stock options	20,520	9,788
Net cash used in financing activities of discontinued operations	-	(47,535)
Other, net	(6,400)	(44,252)

Net cash used in financing activities	(70,581)	(137,531)

Net decrease in cash and cash equivalents	(370,847)	(484,167)
Cash and cash equivalents at beginning of the period	726,845	921,838

Cash and cash equivalents at end of the period	$355,998	$437,671

Supplementary cash flow data:
Income taxes paid, net of refunds received of $1,198 and $1,867	$83,111	$9,653
Interest paid on borrowings	27,258	27,833
Interest paid on deposits	4,048	15,792

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	(unaudited, amounts in 000s, except per share amounts)

						Accumulated
			Convertible		Additional	Other
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity

Balances at April 30, 2007	435,891	$4,359	-	$-	$676,766	$(1,320)	$2,886,440	(112,672)	$(2,151,746)	$1,414,499
Remeasurement of uncertain tax positions upon adoption of FIN 48	-	-	-	-	-	-	(9,716)	-	-	(9,716)
Net loss	-	-	-	-	-	-	(302,580)	-	-	(302,580)
Unrealized translation gain (loss)	-	-	-	-	-	4,311	-	-	-	4,311
Change in net unrealized gain on available-for-sale securities	-	-	-	-	-	(463)	-	-	-	(463)
Stock-based compensation	-	-	-	-	9,226	-	-	-	-	9,226
Shares issued for:
Option exercises	-	-	-	-	(1,431)	-	-	668	12,758	11,327
Nonvested shares	-	-	-	-	(13,349)	-	-	663	12,669	(680)
ESPP	-	-	-	-	400	-	-	218	4,161	4,561
Acquisitions	-	-	-	-	35	-	-	8	151	186
Acquisition of treasury shares	-	-	-	-	-	-	-	(230)	(5,372)	(5,372)
Cash dividends paid – $0.14 per share	-	-	-	-	-	-	(43,937)	-	-	(43,937)

Balances at July 31, 2007	435,891	$4,359	-	$-	$671,647	$2,528	$2,530,207	(111,345)	$(2,127,379)	$1,081,362

Balances at April 30, 2008	435,891	$4,359	-	$-	$695,959	$2,486	$2,384,449	(109,880)	$(2,099,435)	$987,818
Net loss	-	-	-	-	-	-	(132,719)	-	-	(132,719)
Unrealized translation gain	-	-	-	-	-	314	-	-	-	314
Change in net unrealized gain (loss) on available-for-sale securities	-	-	-	-	-	(1,967)	-	-	-	(1,967)
Stock-based compensation	-	-	-	-	5,487	-	-	-	-	5,487
Shares issued for:
Option exercises	-	-	-	-	(3,760)	-	-	1,557	29,759	25,999
Nonvested shares	-	-	-	-	(10,456)	-	-	510	9,749	(707)
ESPP	-	-	-	-	(453)	-	-	192	3,668	3,215
Acquisitions	-	-	-	-	25	-	-	9	163	188
Acquisition of treasury shares	-	-	-	-	-	-	-	(190)	(4,116)	(4,116)
Cash dividends paid – $0.14 per share	-	-	-	-	-	-	(46,790)	-	-	(46,790)

Balances at July 31, 2008	435,891	$4,359	-	$-	$686,802	$833	$2,204,940	(107,802)	$(2,060,212)	$836,722

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	(unaudited)

1.	Basis of Presentation
The condensed consolidated balance sheet as of July 31, 2008, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended July 31, 2008 and 2007, the condensed consolidated statements of cash flows for the three months ended July 31, 2008 and 2007, and the condensed consolidated statement of stockholders’ equity for the three months ended July 31, 2008 and 2007 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders’ equity at July 31, 2008 and for all periods presented have been made. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2008 Annual Report to Shareholders on Form 10-K. All amounts presented herein as of April 30, 2008 or for the year then ended, are derived from our April 30, 2008 Annual Report to Shareholders on Form 10-K.
Operating revenues of the Tax Services and Business Services segments are seasonal in nature with peak revenues occurring in the months of January through April. Therefore, results for interim periods are not indicative of results to be expected for the full year.

2.	Earnings (Loss) Per Share
Basic and diluted loss per share is computed using the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 25.7 million shares and 31.3 million shares for the three months ended July 31, 2008 and 2007, respectively, as the effect would be antidilutive due to the net loss from continuing operations during each period.
The weighted average shares outstanding for the three months ended July 31, 2008 increased to 327.1 million from 323.9 million at July 31, 2007, primarily due the issuance of treasury shares related to our stock-based compensation plans.
During the three months ended July 31, 2008 and 2007, we issued 2.3 million and 1.6 million shares of common stock, respectively, due to the exercise of stock options, employee stock purchases and awards of nonvested shares.
During the three months ended July 31, 2008, we acquired 0.2 million shares of our common stock, which represent shares swapped or surrendered to us in connection with the vesting of nonvested shares and the exercise of stock options, at an aggregate cost of $4.1 million. During the three months ended July 31, 2007, we acquired 0.2 million shares of our common stock, which represent shares swapped or surrendered to us in connection with the vesting of nonvested shares and the exercise of stock options, at an aggregate cost of $5.4 million.
During the three months ended July 31, 2008, we granted 4.1 million stock options and 0.9 million nonvested shares and units in accordance with our stock-based compensation plans. The weighted average fair value of options granted was $3.70 for manager options and $2.83 for options granted to our seasonal associates. At July 31, 2008, the total unrecognized compensation cost for options and nonvested shares and units was $19.0 million and $34.1 million, respectively.

3.	Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the three months ended July 31, 2008 consist of the following:
(in 000s)

	April 30, 2008	Additions	Other	July 31, 2008

Tax Services	$431,981	$2,350	$(915)	$433,416
Business Services	399,333	-	(496)	398,837
Consumer Financial Services	173,954	-	-	173,954

Total	$1,005,268	$2,350	$(1,411)	$1,006,207

We test goodwill for impairment annually at the beginning of our fourth quarter, or more frequently if events occur indicating it is more likely than not the fair value of a reporting unit’s net assets has been reduced below its carrying value. No impairments of goodwill were identified within any of our operating segments during the three months ended July 31, 2008.
Intangible assets consist of the following:

(in 000s)

	July 31, 2008			April 30, 2008

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$46,465	$(23,315)	$23,150	$46,479	$(22,007)	$24,472
Noncompete agreements	22,966	(20,329)	2,637	22,966	(19,981)	2,985
Purchased technology	12,500	(2,773)	9,727	12,500	(2,283)	10,217
Trade name	1,025	(142)	883	1,025	(117)	908
Business Services:
Customer relationships	144,031	(103,143)	40,888	143,402	(100,346)	43,056
Noncompete agreements	32,442	(18,193)	14,249	32,303	(17,589)	14,714
Trade name – amortizing	3,290	(3,060)	230	3,290	(3,043)	247
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769
Consumer Financial Services:
Customer relationships	-	-	-	293,000	(293,000)	-

	$318,356	$(175,823)	$142,533	$610,602	$(463,234)	$147,368

Amortization of intangible assets for the three months ended July 31, 2008 and 2007 was $5.6 million and $15.5 million, respectively. Estimated amortization of intangible assets for fiscal years 2009 through 2013 is $22.8 million, $20.2 million, $18.4 million, $15.7 million and $11.7 million, respectively.

4.	Income Taxes
We file a consolidated federal income tax return in the United States and file tax returns in various state and foreign jurisdictions. The consolidated tax returns for the years 1999 – 2005 are currently under examination by the Internal Revenue Service (IRS). Tax years prior to 1999 are closed by statute. Historically, tax returns in various foreign and state jurisdictions are examined and settled upon completion of the exam.
During the three months ended July 31, 2008, we accrued an additional $2.9 million of interest & penalties related to our uncertain tax positions. We had unrecognized tax benefits of $137.2 million and $137.6 million at July 31, 2008 and April 30, 2008, respectively. There were no significant changes in our unrealized tax positions during the quarter. We have classified the liability for unrecognized tax benefits, including corresponding accrued interest, as long-term at July 31, 2008, which is included in other noncurrent liabilities on the condensed consolidated balance sheet. Amounts that we expect to pay, or for which statutes expire, within the next twelve months have been included in accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheet.

Based upon the expiration of statutes of limitations, payments of tax and other factors in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $9 to $10 million within twelve months of July 31, 2008.

5.	Interest Income and Expense
The following table shows the components of interest income and expense of our continuing operations. Operating interest expense is included in cost of other revenues, and interest expense on acquisition debt is included in other income, net on our consolidated statements of operations.
(in 000s)

Three Months Ended July 31,	2008	2007

Interest income:
Mortgage loans, net	$13,265	$22,491
Margin receivables	5,025	7,437
Other	6,948	11,910

	25,238	41,838

Operating interest expense:
Borrowings	18,430	12,360
Deposits	4,043	14,243
Federal Home Loan Bank (FHLB) advances	1,328	1,890

	23,801	28,493

Interest expense – acquisition debt	413	595

Net interest income	$1,024	$12,750

6.	Fair Value
On May 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. We elected to defer the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities until fiscal year 2010, as provided for by FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). The adoption of SFAS 157 did not have an impact on our consolidated results of operations or financial position.

Fair Value Hierarchy
SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels, considering the relative reliability of the inputs, as follows:

■	Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
■	Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.
■	Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect our own estimates of assumptions that market participants would use in pricing the asset or liability.

Estimation of Fair Value
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value and the general classification of these instruments pursuant to the fair value hierarchy.

■	Trading and available-for-sale securities – Trading and available-for-sale securities are carried at fair value on a recurring basis. When available, fair value is based on quoted prices in an active market and as such, would be classified as Level 1. If quoted market prices are not available, fair values are estimated using quoted prices of securities with similar characteristics, discounted cash flows or other pricing models. Trading and available- for-sale securities that we classify as Level 2 include certain agency and non-agency mortgage-backed securities, U.S. states and political subdivisions debt securities and other debt and equity securities.

■	Mortgage loans held for sale – The fair values of loans held for sale are generally based on observable market prices of securities that have loan collateral or interests in loans that are similar to the held-for-sale loans or whole loan sale prices if formally committed. These loans are classified as Level 2.

■	Residual interests in securitizations – Determination of the fair value of residual interests in securitizations requires the use of unobservable inputs. We value these securities using a discounted cash flow approach that incorporates expectations of prepayment speeds and expectations of delinquencies and losses. Risk-adjusted discount rates are based on quotes from third party sources. These assets are classified as Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents for each hierarchy level the assets that are measured at fair value on a recurring basis at July 31, 2008:
(dollars in 000s)

	Total	Level 1	Level 2	Level 3

Trading securities	$11,664	$1,542	$10,122	$-
Available-for-sale securities	52,438	4,994	47,444	-
Mortgage loans held for sale	8,804	-	8,804	-
Residual interests in securitizations	8,466	-	-	8,466

	$81,372	$6,536	$66,370	$8,466

As a percentage of total assets	1.7%	0.1%	1.4%	0.2%

The following table presents changes in Level 3 assets measured at fair value on a recurring basis for the three months ended July 31, 2008:

(in 000s)

Fair value, beginning of period	$16,678
Losses:
Included in earnings	(4,953)
Included in other comprehensive income (loss)	(2,320)
Cash received	(939)

Fair value, end of period	$8,466

Trading securities and mortgage loans held for sale are included in prepaid expenses and other current assets, and available-for-sale securities and residual interests in securitizations are included in other assets on our condensed consolidated balance sheets.

Fair Value Option
We adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) on May 1, 2008. SFAS 159 permits an instrument by instrument irrevocable election to account for selected financial assets and financial liabilities at fair value. We did not elect to apply the fair value option to any eligible financial assets or financial liabilities on May 1, 2008 or during the three months ended July 31, 2008. Subsequent to the initial adoption, we may elect to account for selected financial assets and financial liabilities at fair value. Such an election could be made at the time an eligible financial asset, financial liability or firm commitment is recognized or when certain specified reconsideration events occur.

7.	Regulatory Requirements

Registered Broker-Dealer
H&R Block Financial Advisors, Inc. (HRBFA) is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers. At July 31, 2008, HRBFA’s net capital of $60.4 million, which was 14.4% of aggregate debit items, exceeded its minimum required net capital of $8.4 million by $52.0 million.
HRBFA had pledged customer-owned securities with a fair value of $48.5 million at July 31, 2008 with a clearing organization to satisfy margin deposit requirements of $40.4 million.

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
Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital, as set forth in the table below. In addition to these minimum ratio requirements, HRB Bank is required to continually maintain a 12.0% minimum leverage ratio as a condition of its charter-approval order through fiscal year 2009. This condition was extended through fiscal year 2012 as a result of a Supervisory Directive issued on May 29, 2007. As of July 31, 2008, HRB Bank’s leverage ratio was 12.3%.
As of June 30, 2008, our most recent TFR filing with the Office of Thrift Supervision (OTS), HRB Bank was a “well capitalized” institution under the prompt corrective action provisions of the Federal Deposit Insurance Corporation (FDIC). The five capital categories are: (1) “well capitalized” (total risk-based capital ratio of 10%, Tier 1 Risk-based capital ratio of 6% and leverage ratio of 5%); (2) “adequately capitalized”; (3) “undercapitalized”; (4) “significantly undercapitalized”; and (5) “critically undercapitalized.” There are no conditions or events since June 30, 2008 that management believes have changed HRB Bank’s category.
The following table sets forth HRB Bank’s regulatory capital requirements at June 30, 2008, as calculated in the most recently filed TFR:

(dollars in 000s)

					To Be Well
					Capitalized
			For Capital Adequacy		Under Prompt
	Actual		Purposes		Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio(1)	$147,747	23.4%	$50,557	8.0%	$63,197	10.0%
Tier 1 risk-based capital ratio(2)	$139,558	22.1%	n/a	n/a	$37,918	6.0%
Tier 1 capital ratio (leverage)(3)	$139,558	13.1%	$128,177	12.0%	$53,407	5.0%
Tangible equity ratio(4)	$139,558	13.1%	$16,022	1.5%	n/a	n/a

(1)	Total risk-based capital divided by risk-weighted assets.
(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.
(3)	Tier 1 (core) capital divided by adjusted total assets.
(4)	Tangible capital divided by tangible assets.

8.	Commitments and Contingencies
Changes in the deferred revenue liability related to our Peace of Mind (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the condensed consolidated balance sheets, are as follows:

(in 000s)

Three Months Ended July 31,	2008	2007

Balance, beginning of period	$140,583	$142,173
Amounts deferred for new guarantees issued	513	470
Revenue recognized on previous deferrals	(27,241)	(27,237)

Balance, end of period	$113,855	$115,406

The following table summarizes certain of our other contractual obligations and commitments:

(in 000s)

As of	July 31, 2008	April 30, 2008

Commitment to fund Franchise Equity Lines of Credit	$78,915	$79,134
Contingent business acquisition obligations	24,214	24,288
Media advertising purchase obligation	19,043	19,043

We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Other guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counterparties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the terms of the indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair value of these guarantees and indemnifications is not material as of July 31, 2008.

Mortgage Loan Repurchase Liability
Sand Canyon Corporation (SCC), formerly Option One Mortgage Corporation, maintains recourse with respect to loans previously sold or securitized under indemnification of loss provisions relating to breach of representations and warranties made to purchasers or insurers. As a result, SCC may be required to repurchase loans or otherwise indemnify third-parties for losses. These representations and warranties and corresponding repurchase obligations generally are not subject to stated limits or a stated term and, therefore, may continue for the foreseeable future. SCC has established a liability related to potential losses under these indemnifications and monitors the adequacy of the repurchase liability on an ongoing basis. To the extent that future claim volumes differ from current estimates, or the value of mortgage loans and residential home prices change, future losses may be different than these estimates and those differences may be significant. The following table summarizes SCC’s loan repurchase activity:

(in 000s)

	Three Months Ended		Year Ended
	July 31, 2008	July 31, 2007	April 30, 2008

Loan repurchase liability at end of period	$238,123	$72,199	$243,066
Loans repurchased and indemnification payments during the period	6,913	193,640	515,370
Repurchase reserves added during the period	-	157,296	582,373

9.	Litigation and Related Contingencies
We are party to investigations, legal claims and lawsuits arising out of our business operations. We accrue our best estimate of the probable loss upon resolution of investigations, legal claims and lawsuits, which totaled $10.5 million and $11.5 million at July 31, 2008 and April 30, 2008, respectively. With respect to most of the matters described below, we have concluded that a loss is not probable and therefore no liability has been recorded.

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
We believe we have meritorious defenses to the remaining RAL Cases and we intend to defend them vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate or regarding the impact of the RAL Cases on our financial statements. We are unable to determine an estimate of the possible loss or range of loss, if any, in light of the early stages of the currently pending RAL Cases. There were no significant developments regarding the RAL Cases during the three months ended July 31, 2008.

Peace of Mind Litigation
We are defendants in lawsuits regarding our Peace of Mind program (collectively, the “POM Cases”). The POM Cases are described below.
Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Case No. 08-CV-591 in the U.S. District Court for the Southern District of Illinois, is a class action case originally filed in the Circuit Court of Madison County, Illinois on January 18, 2002, in which class certification was granted on August 27, 2003. Plaintiffs’ claims consist of five counts relating to the POM program under which the applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The plaintiffs allege that the sale of POM guarantees constitutes (1) statutory fraud by selling insurance without a license, (2) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (3) a breach of fiduciary duty. In August 2003, the court certified the plaintiff classes consisting of all persons who from January 1, 1997 to final judgment (1) were charged a separate fee for POM by “H&R Block” or a defendant H&R Block class member; (2) reside in certain class states and were charged a separate fee for POM by “H&R Block” or a defendant H&R Block class member not licensed to sell insurance; and (3) had an unsolicited charge for POM posted to their bills by “H&R Block” or a defendant H&R Block class member. Persons who received the POM guarantee through an H&R Block Premium office and persons who reside in Alabama and Texas were excluded from the plaintiff class. The court also certified a defendant class consisting of any entity with names that include “H&R Block” or “HRB,” or are otherwise affiliated or associated with H&R Block Tax Services, Inc., and that sold or sells the POM product. On August 5, 2008, the court decertified the defendant class and reduced the geographical scope of the plaintiff classes from 48 states to 13 states. On August 19, 2008, we removed the case from state court in Madison County, Illinois to the U.S. District Court for the Southern District of Illinois. No trial date has been set.
There is one other putative class action pending against us in Texas that involves the POM guarantee. This case is pending before the same judge that presided over the Texas RAL Settlement, involves the same plaintiffs’ attorneys that are involved in the Marshall litigation in Illinois, and contains similar allegations. No class has been certified in this case.
We believe the claims in the POM Cases are without merit, and we intend to defend them vigorously. The amounts claimed in the POM Cases are substantial, however, and there can be no assurances as to the outcome of these pending actions individually or in the aggregate. We are unable to determine an estimate of the possible loss or range of loss, if any, in light of the early stages of the POM Cases.

Electronic Filing Litigation
We are a defendant in a class action filed on August 30, 2002 and entitled Erin M. McNulty and Brian J. Erzar v. H&R Block, Inc., et al., Case No. 02-CIV-4654 in the Court of Common Pleas of Lackawanna County, Pennsylvania, in which the plaintiffs allege that the defendants deceptively portray electronic filing fees as a necessary and required component of standard tax preparation services and do not inform tax preparation clients that they may (1) file tax returns free of charge by mailing the returns, (2) electronically file tax returns from personal computers either free of charge or at significantly lower fees and (3) be eligible to electronically file tax returns free of charge via telephone. The plaintiffs seek unspecified damages and disgorgement of all electronic filing, tax preparation and related fees collected during the applicable class period. Class certification was granted in this case on September 5, 2007. In March 2008, we reached a tentative agreement to settle this case for an amount not to exceed $2.5 million and have accrued $1.5 million, representing our best estimate of ultimate loss. The settlement was preliminarily approved on June 27, 2008, with a final fairness hearing scheduled for September 2008.

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

RSM McGladrey Litigation
RSM EquiCo, Inc., a subsidiary of RSM McGladrey, Inc. (RSM), is a party to a putative class action filed on July 11, 2006 and entitled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations regarding business valuation services provided by RSM EquiCo, Inc., including fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition and seeks unspecified damages, restitution and equitable relief. We intend to defend this case vigorously. The amount claimed in this action is substantial and there can be no assurance regarding the outcome and resolution of this matter. It is reasonably possible that we could incur losses with respect to this litigation, although an estimate of such losses cannot be made in light of the early stage of the litigation.
RSM has a relationship with certain public accounting firms (collectively, “the Attest Firms”) pursuant to which (1) some RSM employees are also partners or employees of the Attest Firms, (2) many clients of the Attest Firms are also RSM clients, and (3) our RSM McGladrey brand is closely linked to the Attest Firms. The Attest Firms are parties to claims and lawsuits (collectively, “Attest Firm Claims”). Judgments or settlements arising from Attest Firm Claims, which exceed the Attest Firms’ insurance coverage, could have a direct adverse effect on Attest Firm operations, and could impair RSM’s ability to attract and retain clients and quality professionals. Accordingly, although RSM is not a direct party to significant Attest Firm Claims, such Attest Firm Claims could have a material adverse effect on RSM’s operations and impair the value of our investment in RSM. There is no assurance regarding the outcome of the Attest Firm Claims.

Litigation and Claims Pertaining to Discontinued Mortgage Operations
Although mortgage loan origination activities were terminated and the loan servicing business was sold during fiscal year 2008, SCC remains subject to investigations, claims and lawsuits pertaining to its loan origination and servicing activities that occurred prior to such termination and sale. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, municipalities, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these investigations, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, public nuisance, fraud, and violations of the Truth in Lending Act, Equal Credit Opportunity Act and the Fair Housing Act. In the current non-prime mortgage environment, the number of these investigations, claims and lawsuits has increased over historical experience and is likely to continue at increased levels. The amounts claimed in these investigations, claims and lawsuits are substantial in some instances, and the ultimate resulting liability is difficult to predict. In the event of unfavorable outcomes, the amounts SCC may be required to pay in the discharge of liabilities or settlements could be substantial and, because SCC’s operating results are included in our consolidated financial statements, could have a material adverse impact on our consolidated results of operations.
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
SCC also remains subject to potential claims for indemnification and loan repurchases pertaining to loans previously sold. In the current non-prime mortgage environment, it is likely that the frequency of repurchase and indemnification claims may increase over historical experience and give rise to additional litigation. In some instances, H&R Block, Inc. was required to guarantee SCC’s obligations. The amounts involved in these potential claims may be substantial, and the ultimate resulting liability is difficult to predict. In the event of unfavorable outcomes, the amounts SCC may be required to pay in the discharge or settlement of these claims could be substantial and, because SCC’s operating results are included in our consolidated financial statements, could have a material adverse impact on our consolidated results of operations.

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

10.	Segment Information
Information concerning our operations by reportable operating segment is as follows:

(in 000s)

Three Months Ended July 31,	2008	2007

Revenues:
Tax Services	$75,265	$69,863
Business Services	174,651	192,823
Consumer Financial Services	86,679	114,372
Corporate	3,043	4,151

	$339,638	$381,209

Pretax income (loss):
Tax Services	$(163,923)	$(172,289)
Business Services	(295)	(1,906)
Consumer Financial Services	(17,736)	6,206
Corporate	(32,662)	(15,591)

Loss from continuing operations before tax benefit	$(214,616)	$(183,580)

11.	Accounting Pronouncements
In June 2008, FASB Staff Position on EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP 03-6-1) was issued. FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the process of allocating earnings for purposes of computing earnings per share. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early application is not permitted. We are currently evaluating what effect FSP 03-6-1 will have on our consolidated financial statements.

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
As discussed in note 6, we adopted SFAS 157 and SFAS 159 as of May 1, 2008.

12.	Discontinued Operations
During fiscal year 2008, we exited the mortgage business operated through a subsidiary and sold the related loan servicing business. Our discontinued operations reflect the wind-down of our mortgage origination business and, as a result, our discontinued operations reported a net loss of $3.4 million for the three months ended July 31, 2008 compared to $192.8 million in the prior year.
The financial results of discontinued operations are as follows:

(in 000s)

Three Months Ended July 31,	2008	2007

Net revenue	$1,137	$(123,390)

Loss from operations before income tax benefit	(3,957)	(312,168)
Impairment related to the disposition of businesses	-	(23,229)

Pretax loss	(3,957)	(335,397)
Income tax benefit	(607)	(142,640)

Net loss from discontinued operations	$(3,350)	$(192,757)

Restructuring Charge
During fiscal year 2006, our mortgage business initiated a restructuring plan to reduce costs. Restructuring activities continued into the current year, including our previously announced closure of all mortgage origination activities and sale of servicing operations. We did not incur any charges during the three months ended July 31, 2008, compared to $16.1 million in the prior year. Changes in our restructuring charge liability during the three months ended July 31, 2008 are as follows:

(in 000s)

	Accrual Balance as of	Cash	Other	Accrual Balance as of
	April 30, 2008	Payments	Adjustments	July 31, 2008

Employee severance costs	$4,807	$(2,453)	$1,219	$3,573
Contract termination costs	23,113	(3,931)	157	19,339

	$27,920	$(6,384)	$1,376	$22,912

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

13.	Subsequent Events
On August 12, 2008, we announced the signing of a definitive agreement to sell HRBFA to Ameriprise Financial, Inc. The transaction is subject to customary regulatory approvals, and is expected to close in three to six months. The purchase price is $315 million in cash, subject to working capital and advisor retention adjustments at closing. The transaction is not expected to result in a material gain or loss for financial reporting purposes. The transaction involves the sale of all outstanding common stock of HRB

Financial Corporation, HRBFA’s direct parent, and is expected to result in a capital loss for income tax purposes. We currently do not expect to be able to realize a benefit for this capital loss.
This business will be presented as held-for-sale and as discontinued operations beginning with our quarter ending October 31, 2008. Major classes of assets and liabilities of HRB Financial Corporation as of July 31, 2008 are as follows:

(in 000s)

Cash and cash equivalents	$110,535
Cash and cash equivalents – restricted	219,000
Accounts receivable from customers, brokers and dealers	401,859
Prepaid expenses and other assets	73,699
Goodwill	173,954

Total assets	$979,047

Accounts payable to customers, brokers and dealers	$592,688
Accounts payable, accrued expenses and deposits	38,486
Other liabilities	52,268

Total liabilities	$683,422

Had HRBFA been reported as discontinued operations as of July 31, 2008, revenues of $67.7 million and $87.2 million for the three months ended July 31, 2008 and 2007, respectively, and a pretax loss of $1.8 million and pretax income of $3.9 million, respectively, would have been included in discontinued operations on our consolidated statements of operations. Overhead costs of a continuing nature which would have previously been allocated to HRBFA totaled $1.8 million and $2.5 million for the three months ended July 31, 2008 and 2007, respectively, and will be included in continuing operations.

On September 3, 2008 we announced the signing of a definitive agreement to acquire our last major independent franchise operator for approximately $278 million. This franchise includes a network of over 600 tax offices, nearly two-thirds of which will convert to company-owned offices upon the closing of the transaction. The remaining offices are currently operated by sub-franchisees and, as a result, will become our direct franchises. The transaction is expected to close by the end of our second fiscal quarter.

14.	Condensed Consolidating Financial Statements
Block Financial LLC (BFC) is an indirect, wholly-owned consolidated subsidiary of the Company. BFC is the Issuer and the Company is the Guarantor of the $500.0 million credit facility entered into in April 2007, the Senior Notes issued on January 11, 2008 and October 26, 2004, our unsecured committed lines of credit (CLOCs) and other indebtedness issued from time to time. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions.

Condensed Consolidating Income Statements					(in 000s)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$88,504	$252,572	$(1,438)	$339,638

Cost of services	-	52,033	317,569	4	369,606
Cost of other revenues	-	39,620	3,203	-	42,823
Selling, general and administrative	-	37,829	104,083	(1,442)	140,470

Total expenses	-	129,482	424,855	(1,438)	552,899

Operating loss	-	(40,978)	(172,283)	-	(213,261)
Other income, net	(214,616)	(4,350)	2,995	214,616	(1,355)

Loss from continuing operations before tax benefit	(214,616)	(45,328)	(169,288)	214,616	(214,616)
Income tax benefit	(85,247)	(17,712)	(67,535)	85,247	(85,247)

Net loss from continuing operations	(129,369)	(27,616)	(101,753)	129,369	(129,369)
Net loss from discontinued operations	(3,350)	(3,350)	-	3,350	(3,350)

Net loss	$(132,719)	$(30,966)	$(101,753)	$132,719	$(132,719)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$189,100	$194,355	$(2,246)	$381,209

Cost of services	-	63,529	321,553	33	385,115
Cost of other revenues	-	37,637	5,892	-	43,529
Selling, general and administrative	-	45,469	100,535	(1,895)	144,109

Total expenses	-	146,635	427,980	(1,862)	572,753

Operating income (loss)	-	42,465	(233,625)	(384)	(191,544)
Other income, net	(183,580)	(5)	7,969	183,580	7,964

Income (loss) from continuing operations before tax (benefit)	(183,580)	42,460	(225,656)	183,196	(183,580)
Income tax (benefit)	(73,757)	14,622	(88,225)	73,603	(73,757)

Net income (loss) from continuing operations	(109,823)	27,838	(137,431)	109,593	(109,823)
Net loss from discontinued operations	(192,757)	(190,143)	(2,923)	193,066	(192,757)

Net loss	$(302,580)	$(162,305)	$(140,354)	$302,659	$(302,580)

Condensed Consolidating Balance Sheets					(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$-	$148,374	$208,102	$(478)	$355,998
Cash & cash equivalents – restricted	-	220,516	822	-	221,338
Receivables from customers, brokers and dealers, net	-	401,859	-	-	401,859
Receivables, net	3,346	116,914	262,964	-	383,224
Mortgage loans held for investment	-	868,603	-	-	868,603
Intangible assets and goodwill, net	-	173,954	974,786	-	1,148,740
Investments in subsidiaries	3,987,649	-	352	(3,987,649)	352
Other assets	-	568,663	954,694	11	1,523,368

Total assets	$3,990,995	$2,498,883	$2,401,720	$(3,988,116)	$4,903,482

Accts. payable to customers, brokers and dealers	$-	$592,688	$-	$-	$592,688
Customer deposits	-	777,558	-	(478)	777,080
Long-term debt	-	1,101,975	40,981	-	1,142,956
Other liabilities	2	501,563	1,052,419	52	1,554,036
Net intercompany advances	3,154,271	(683,051)	(2,471,179)	(41)	-
Stockholders’ equity	836,722	208,150	3,779,499	(3,987,649)	836,722

Total liabilities and stockholders’ equity	$3,990,995	$2,498,883	$2,401,720	$(3,988,116)	$4,903,482

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$-	$96,559	$630,933	$(647)	$726,845
Cash & cash equivalents – restricted	-	218,214	817	-	219,031
Receivables from customers, brokers and dealers, net	-	438,899	-	-	438,899
Receivables, net	139	141,398	411,334	-	552,871
Mortgage loans held for investment	-	966,301	-	-	966,301
Intangible assets and goodwill, net	-	173,954	978,682	-	1,152,636
Investments in subsidiaries	4,131,345	-	322	(4,131,345)	322
Other assets	-	596,612	969,896	12	1,566,520

Total assets	$4,131,484	$2,631,937	$2,991,984	$(4,131,980)	$5,623,425

Short-term borrowings	$-	$25,000	$-	$-	$25,000
Customer deposits	-	786,271	-	(647)	785,624
Accts. payable to customers, brokers and dealers	-	559,658	-	-	559,658
Long-term debt	-	1,101,885	41,185	-	1,143,070
Other liabilities	2	551,024	1,571,178	51	2,122,255
Net intercompany advances	3,143,664	(632,522)	(2,511,103)	(39)	-
Stockholders’ equity	987,818	240,621	3,890,724	(4,131,345)	987,818

Total liabilities and stockholders’ equity	$4,131,484	$2,631,937	$2,991,984	$(4,131,980)	$5,623,425

Condensed Consolidating Statements of Cash Flows					(in 000s)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$(11,615)	$107,012	$(411,733)	$-	$(316,336)

Cash flows from investing:
Mortgage loans originated for investment, net	-	31,619	-	-	31,619
Purchase property & equipment	-	(1,727)	(14,462)	-	(16,189)
Payments for business acquisitions	-	-	(2,251)	-	(2,251)
Net intercompany advances	29,630	-	-	(29,630)	-
Other, net	-	2,906	(15)	-	2,891

Net cash provided by (used in) investing activities	29,630	32,798	(16,728)	(29,630)	16,070

Cash flows from financing:
Repayments of short-term borrowings	-	(40,000)	-	-	(40,000)
Proceeds from short-term borrowings	-	15,000	-	-	15,000
Customer deposits	-	(8,964)	-	169	(8,795)
Dividends paid	(46,790)	-	-	-	(46,790)
Proceeds from stock options	20,520	-	-	-	20,520
Net intercompany advances	-	(50,203)	20,573	29,630	-
Other, net	8,255	(3,828)	(14,943)	-	(10,516)

Net cash provided by (used in) financing activities	(18,015)	(87,995)	5,630	29,799	(70,581)

Net increase (decrease) in cash	-	51,815	(422,831)	169	(370,847)
Cash – beginning of period	-	96,559	630,933	(647)	726,845

Cash – end of period	$-	$148,374	$208,102	$(478)	$355,998

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$8,194	$(10,196)	$(333,344)	$-	$(335,346)

Cash flows from investing:
Mortgage loans originated for investment, net	-	14,327	-	-	14,327
Purchase property & equipment	-	(5,124)	(9,373)	-	(14,497)
Payments for business acquisitions	-	-	(20,887)	-	(20,887)
Net intercompany advances	24,566	-	-	(24,566)	-
Investing cash flows from discontinued operations	-	(557)	3,625	-	3,068
Other, net	-	(295)	6,994	-	6,699

Net cash provided by (used in) investing activities	24,566	8,351	(19,641)	(24,566)	(11,290)

Cash flows from financing:
Repayments of commercial paper	-	(3,463,719)	-	-	(3,463,719)
Proceeds from commercial paper	-	3,622,874	-	-	3,622,874
Repayments of short-term borrowings	-	(560,000)	-	-	(560,000)
Proceeds from short-term borrowings	-	485,000	-	-	485,000
Customer deposits	-	(90,378)	-	-	(90,378)
Dividends paid	(43,937)	-	-	-	(43,937)
Proceeds from issuance of common stock	9,788	-	-	-	9,788
Net intercompany advances	-	44,132	(68,698)	24,566	-
Financing cash flows from discontinued operations	-	(47,535)	-	-	(47,535)
Other, net	1,389	(9,495)	(41,518)	-	(49,624)

Net cash used in financing activities	(32,760)	(19,121)	(110,216)	24,566	(137,531)

Net decrease in cash	-	(20,966)	(463,201)	-	(484,167)
Cash – beginning of period	-	165,118	756,720	-	921,838

Cash – end of period	$-	$144,152	$293,519	$-	$437,671

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
H&R Block provides tax services, certain financial and banking services, and business and consulting services. Our Tax Services segment provides income tax return preparation services, electronic filing services and other services and products related to income tax return preparation to the general public primarily in the United States, Canada and Australia. RSM McGladrey, Inc. (RSM) is a national accounting, tax and business consulting firm primarily serving midsized businesses. Our Consumer Financial Services segment offers investment services through H&R Block Financial Advisors, Inc. (HRBFA) and retail banking through H&R Block Bank (HRB Bank).
On August 12, 2008, we announced the signing of a definitive agreement to sell HRBFA to Ameriprise Financial, Inc. See additional discussion in note 13 to our condensed consolidated financial statements.

TAX SERVICES
This segment primarily consists of our income tax preparation businesses – retail, online and software. Additionally, this segment includes commercial tax businesses, which provide tax preparation software to CPAs and other tax preparers.

Tax Services – Operating Results		(in 000s)

Three Months Ended July 31,	2008	2007

Service revenues:
Tax preparation fees	$29,432	$24,924
Other services	38,783	37,349

	68,215	62,273
Royalties	3,684	2,842
Other	3,366	4,748

Total revenues	75,265	69,863

Cost of services:
Compensation and benefits	44,197	46,140
Occupancy	79,350	74,960
Depreciation	8,019	8,160
Other	47,677	55,165

	179,243	184,425
Cost of other revenues, selling, general and administrative	59,945	57,727

Total expenses	239,188	242,152

Pretax loss	$(163,923)	$(172,289)

Three months ended July 31, 2008 compared to July 31, 2007
Tax Services’ revenues increased $5.4 million, or 7.7%, for the three months ended July 31, 2008 compared to the prior year. Tax preparation fees increased $4.5 million, or 18.1%, primarily due to an increase of 14.2% in our U.S. retail clients served in company-owned offices.
Total expenses decreased $3.0 million, or 1.2%, for the three months ended July 31, 2008. Cost of services decreased $5.2 million, or 2.8%, from the prior year, as lower corporate shared services were partially offset by higher occupancy expenses. Occupancy expenses increased $4.4 million, or 5.9%, primarily as a result of higher rent expenses due to a 1.9% increase in company-owned offices under lease and a 2.7% increase in the average rent. Other cost of services decreased $7.5 million, or 13.6%, due primarily to a $5.4 million reduction in corporate shared services, primarily related to fewer information technology projects.
The pretax loss for the three months ended July 31, 2008 was $163.9 million, compared to a loss of $172.3 million in the prior year.

BUSINESS SERVICES
This segment offers accounting, tax and consulting services to middle-market companies.

Business Services – Operating Statistics

Three Months Ended July 31,	2008	2007

Accounting, tax and business consulting:
Chargeable hours	960,300	1,039,190
Chargeable hours per person	284	274
Net billed rate per hour	$140	$144
Average margin per person	$18,564	$19,225

Business Services – Operating Results		(in 000s)

Three Months Ended July 31,	2008	2007

Tax services	$76,301	$75,172
Business consulting	50,757	51,248
Accounting services	12,960	14,925
Capital markets	5,818	10,734
Leased employee revenue	18	11,371
Reimbursed expenses	4,205	5,848
Other	24,592	23,525

Total revenues	174,651	192,823

Compensation and benefits	97,757	114,655
Occupancy	18,660	17,862
Other	15,166	18,648

Cost of revenues	131,583	151,165
Amortization of intangible assets	3,419	3,626
Selling, general and administrative	39,944	39,938

Total expenses	174,946	194,729

Pretax loss	$(295)	$(1,906)

Three months ended July 31, 2008 compared to July 31, 2007
Business Services’ revenues for the three months ended July 31, 2008 declined $18.2 million, or 9.4% from the prior year.
Leased employee revenue decreased primarily due to a change in organizational structure between the businesses we acquired from American Express Tax and Business Services, Inc. (AmexTBS) and the attest firms that, while not affiliates of our company, also serve our clients. Employees we previously leased to the attest firms have now been transferred to the separate attest practices. As a result, we no longer record the revenues and expenses associated with leasing these employees.
Capital markets revenues decreased $4.9 million, primarily due to a 38.0% decrease in revenue per transaction.
Total expenses decreased $19.8 million, or 10.2%, from the prior year. Compensation and benefits decreased primarily due to the change in organizational structure with AmexTBS as discussed above. Other expenses declined $3.5 million, or 18.7%, as a result of a $1.6 million decline in reimbursed expenses.
The pretax loss for the three months ended July 31, 2008 was $0.3 million compared to a loss of $1.9 million in the prior year.

CONSUMER FINANCIAL SERVICES
This segment is engaged in offering brokerage services, along with investment planning and related financial advice through HRBFA and retail banking through HRB Bank.
HRBFA offers traditional brokerage services, as well as annuities, insurance, fee-based accounts, online account access, equity research and focus lists, model portfolios, asset allocation strategies, and other investment tools and information. On August 12, 2008, we announced the signing of a definitive agreement to sell HRBFA to Ameriprise Financial, Inc. See additional discussion in note 13 to our condensed consolidated financial statements.
HRB Bank offers traditional banking services including checking and savings accounts, lines of credit, individual retirement accounts, certificates of deposit and prepaid debit card accounts. HRBFA utilizes HRB Bank for certain FDIC-insured deposits for its clients.

Consumer Financial Services – Operating Statistics

Three Months Ended July 31,	2008	2007

Broker-dealer:
Traditional brokerage accounts(1)	370,054	383,229
New traditional brokerage accounts funded by tax clients	3,299	3,311
Cross-service revenue as a percent of total production revenue(2)	19.3%	18.1%
Average assets per traditional brokerage account	$81,194	$84,775
Average margin balances (millions)	$401	$357
Average customer payable balances (millions)	$482	$560
Number of advisors	976	936
Banking:
Efficiency ratio(3)	88%	37%
Annualized net interest margin(4)	3.57%	2.11%
Annualized pretax return on average assets(5)	(5.27)%	1.34%
Total assets (thousands)	$1,039,397	$1,336,705
Mortgage loans held for investment:
Loan loss reserve as a % of mortgage loans	5.12%	0.37%
Delinquency rate	9.60%	3.43%

(1)	Includes only accounts with a positive balance.
(2)	Defined as revenue generated from referred customers divided by total production revenue.
(3)	Defined as non-interest expense divided by revenue net of interest expense. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.
(4)	Defined as annualized net interest revenue divided by average bank earning assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.
(5)	Defined as annualized pretax banking income divided by average bank assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.

Consumer Financial Services – Operating Results		(in 000s)

Three Months Ended July 31,	2008	2007

Service revenues:
Financial advisor production revenue	$51,381	$58,296
Other	14,118	18,067

	65,499	76,363

Net interest income:
Margin lending	7,133	12,272
Banking activities	9,161	7,503

	16,294	19,775

Provision for loan loss reserves	(14,991)	(2,084)
Other	(742)	40

Total revenues(1)	66,060	94,094

Cost of services:
Compensation and benefits	39,530	41,207
Occupancy	6,927	6,894
Other	11,914	4,810

	58,371	52,911
Amortization of intangible assets	-	9,156
Selling, general and administrative	25,425	25,821

Total expenses	83,796	87,888

Pretax income (loss)	$(17,736)	$6,206

Supplemental information
Revenues:(1)
Broker-dealer	$67,472	$85,128
Bank	(1,412)	8,966

	$66,060	$94,094

Pretax income (loss):
Broker-dealer	$(3,619)	$1,364
Bank	(14,117)	4,842

	$(17,736)	$6,206

(1)	Total revenues, less loan loss reserves on mortgage loans held for investment and interest expense.

Three months ended July 31, 2008 compared to July 31, 2007
Consumer Financial Services’ revenues, net of interest expense and provision for loan loss reserves, for the three months ended July 31, 2008 decreased $28.0 million, or 29.8%, over the prior year.
Financial advisor production revenue, which consists primarily of fees earned on assets under administration and commissions on client trades, declined $6.9 million, or 11.9%, from the prior year due to lower closed-end fund revenues. The following table summarizes the key drivers of production revenue:

Three Months Ended July 31,	2008	2007

Client trades	232,180	242,087
Average revenue per trade	$118.81	$136.53
Ending balance of assets under administration (billions)	$30.0	$32.5
Annualized productivity per advisor	$209,000	$253,000

Net interest income on margin lending activities declined $5.1 million, or 41.9%, due to declining interest rates. The Federal Funds rate declined by a total of 325 basis points since the second quarter of last year. As this rate declines, we reduce the rates on margin and other asset balances, and therefore, net interest income is reduced.

Net interest income on banking activities increased $1.7 million from the prior year primarily due to a $10.2 million decline in interest expense on deposits, partially offset by a $9.2 million decline in interest income on mortgage loans held for investment. Interest expense and interest income are both declining due to lower interest rates and lower average balances in the corresponding liability or asset. Interest income is also declining due to an increase in non-accrual loans from $20.4 million at July 31, 2007 to $119.5 million at July 31, 2008. The following table summarizes the key drivers of net interest revenue on banking activities:

			(dollars in 000s)

	Average Balance		Average Rate Earned (Paid)
Three Months Ended July 31,	2008	2007	2008	2007

Loans	$994,301	$1,339,049	5.50%	6.72%
Investments	79,154	85,235	2.62%	5.35%
Deposits	802,285	1,105,125	(2.00%)	(5.11%)

Detail of our mortgage loans held for investment and the related allowance at July 31, 2008 and April 30, 2008 is as follows:

					(dollars in 000s)

As of	July 31, 2008			April 30, 2008

	Outstanding	Loan Loss	% 30-Days	Outstanding	Loan Loss	% 30-Days
	Principal Balance	Allowance	Past Due	Principal Balance	Allowance	Past Due

Purchased from affiliates	$643,360		13.05%	$734,658		16.30%
Purchased from third-parties	265,383		1.04%	269,982		1.90%

	$908,743	$46,853	9.60%	$1,004,640	$45,401	11.71%

We recorded a provision for loan losses on our mortgage loans held for investment of $15.0 million during the current quarter, compared to $2.1 million in the prior year. Our loan loss provision increased significantly as a result of declining residential home prices, and increasing delinquencies occurring in our portfolio. Our loan loss reserve as a percent of mortgage loans was 5.12%, or $46.9 million, at July 31, 2008, compared to 4.49%, or $45.4 million, at April 30, 2008.
In estimating our loan loss allowance, we stratify the loan portfolio based on our view of risk associated with various elements of the pool and assign estimated loss rates based on those risks. Loss rates are based primarily on historical experience and our assessment of economic and market conditions. Loss rates consider both the rate at which loans will become delinquent (frequency) and the amount of loss that will ultimately be realized upon occurrence of a liquidation of collateral (severity). At July 31, 2008 and April 30, 2008 our weighted average frequency assumption was 14%. Our weighted average severity assumption was approximately 30% at July 31, 2008 and 22% at April 30, 2008, and increased due to declining collateral values during the quarter. Loss severity assumptions are based on the principal balance of the mortgage loan and, because the average loan to value ratio for our portfolio was 76.3%, imply a greater decline in actual property values.
Mortgage loans held for investment includes loans originated by affiliates and purchased by HRB Bank. Those loans have experienced higher rates of delinquency than other loans in our portfolio and expose us to a higher risk of potential credit loss. Residential real estate markets are experiencing significant declines in property values and mortgage default rates are increasing. If adverse market trends continue, including trends within our portfolio specifically, we may be required to record additional loan loss provisions, and those losses may be significant.
When mortgage loans become 180 days delinquent we account for those loans as “in-substance foreclosures” and classify the outstanding principal balance as other real estate owned rather than mortgage loans held for investment and record them at fair value. Mortgage loans with a principal balance of $65.8 million and a corresponding allowance balance of $12.3 million, were transferred to other real estate owned during the quarter ended July 31, 2008. During the quarter we recorded an additional impairment charge on these balances totaling $5.4 million reflecting declining collateral values.
Total expenses declined $4.1 million, or 4.7%, from the prior year. Other cost of services increased $7.1 million primarily due to higher expenses associated with the H&R Block Prepaid Emerald MasterCard® program.

Amortization of intangible assets decreased $9.2 million as the related intangible assets were fully amortized in November 2007.
The pretax loss for the three months ended July 31, 2008 was $17.7 million compared to prior year income of $6.2 million.

CORPORATE, ELIMINATIONS AND INCOME TAXES ON CONTINUING OPERATIONS
The pretax loss recorded in our corporate operations for the three months ended July 31, 2008 was $32.7 million compared to $15.6 million in the prior year. The increased loss is primarily due to $7.2 million in incremental interest expense resulting from our corporate operations absorbing current year financing costs for all long-term debt. In the prior year, financing costs were primarily related to borrowings incurred to cover losses of our mortgage business, and were therefore reported in discontinued operations. We also recorded $5.0 million in net impairments of residual interests in securitizations in the current year, and a $4.5 million decline in investment income.
Our effective tax rate for continuing operations was 39.7% and 40.2% for the three months ended July 31, 2008 and 2007, respectively. Our effective tax rate decreased primarily due to changes in our estimated state tax rate.

DISCONTINUED OPERATIONS
Discontinued operations includes mortgage businesses historically engaged in the origination of non-prime and prime mortgage loans, the sale and securitization of mortgage loans and residual interests, and the servicing of non-prime loans. During fiscal year 2008, we terminated all origination activities and sold the loan servicing operations. Our current year discontinued operations reflect the wind-down of our mortgage loan origination business. Also included in the prior year are the results of three smaller lines of business previously reported in our Business Services segment. We will begin reporting operating results of HRBFA as discontinued during our quarter ending October 31, 2008.
The pretax loss of our discontinued operations for the three months ended July 31, 2008 was $4.0 million compared to a loss of $335.4 million in the prior year. The loss from discontinued operations for the prior year period included impairments of residual interests of $49.6 million, losses relating to loan repurchase obligations of $157.3 million, and losses on the sale of mortgage loans totaling $57.4 million.

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
Given the likely availability of a number of liquidity options, we believe, that in the absence of any unexpected developments, our existing sources of capital at July 31, 2008 are sufficient to meet our operating needs.
Cash From Operations. Cash used in operating activities for the first three months of fiscal year 2009 totaled $316.3 million, compared with $335.3 million for the same period last year. The change was due primarily to lower losses and reduced working capital requirements of our discontinued mortgage businesses.
Debt. We borrow under our unsecured committed lines of credit (CLOCs) to support working capital requirements primarily arising from off-season operating losses in our Tax Services and Business Services segments. We had no balance outstanding under our CLOCs at July 31, 2008, although we drew on the CLOCs in August 2008. See additional discussion in “Borrowings.”
Issuance of Common Stock. We issue shares of common stock, in accordance with our stock-based compensation plans, out of treasury shares. Proceeds from the issuance of common stock totaled $28.5 million and $15.3 million for the three months ended July 31, 2008 and 2007, respectively.

Dividends. Dividends paid totaled $46.8 million and $43.9 million for the three months ended July 31, 2008 and 2007, respectively.
Share Repurchases. In June 2008, our Board of Directors rescinded the previous authorizations to repurchase shares of our common stock, and approved an authorization to purchase up to $2.0 billion of our common stock over the next four years. We did not repurchase shares during the three months ended July 31, 2008, and do not expect to repurchase shares prior to our fourth quarter.
Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents – restricted totaled $221.3 million at July 31, 2008 compared to $219.0 million at April 30, 2008. At July 31, 2008, Consumer Financial Services held $219.0 million of this total segregated in a special reserve account for the exclusive benefit of its broker-dealer clients.
Segment Cash Flows. A condensed consolidating statement of cash flows by segment for the three months ended July 31, 2008 is as follows:

(in 000s)

			Consumer
	Tax	Business	Financial		Consolidated
	Services	Services	Services	Corporate	H&R Block

Cash provided by (used in):
Operations	$(257,431)	$46,255	$77,641	$(182,801)	$(316,336)
Investing	(9,062)	(7,376)	32,044	464	16,070
Financing	(17,782)	3,738	(38,057)	(18,480)	(70,581)
Net intercompany	287,564	(57,430)	(4,638)	(225,496)	-

Tax Services. Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in our fourth quarter. Tax Services used $257.4 million in its current three-month operations to cover off-season costs and working capital requirements. This segment used $9.1 million in investing activities primarily related to capital expenditures, and used $17.8 million in financing activities related to book overdrafts.
Business Services. Business Services funding requirements are largely related to receivables for completed work and “work in process.” We provide funding sufficient to cover their working capital needs. This segment provided $46.3 million in operating cash flows during the first three months of the year, primarily due to collections on receivables. Business Services used $7.4 million in investing activities primarily related to capital expenditures.
Consumer Financial Services. In the first three months of fiscal year 2009, Consumer Financial Services provided $77.6 million in cash from its operating activities primarily due to the timing of cash deposits that are restricted for the benefit of its broker-dealer clients. The segment provided $32.0 million in investing activities primarily from principal payments received on mortgage loans held for investment and used $38.1 million in financing activities due to the repayment of $25.0 million in Federal Home Loan Bank (FHLB) advances.
HRB Bank is a member of the FHLB of Des Moines, which extends credit to member banks based on eligible collateral. At July 31, 2008, HRB Bank had FHLB advance capacity of $373.5 million, and there was $104.0 million outstanding on this facility. Mortgage loans held for investment of $917.3 million were pledged as collateral on these advances.

BORROWINGS
The following chart provides the debt ratings for Block Financial LLC (BFC) as of July 31, 2008 and April 30, 2008:

			July 31, 2008					April 30, 2008
	Short-term		Long-term		Outlook	Short-term		Long-term		Outlook

Fitch	F2		BBB		Stable	F3		BBB		Negative
Moody’s	P2		Baa1		Negative	P2		Baa1		Negative
S&P	A2		BBB		Positive	A3		BBB-		Negative
DBRS	R-2(high	)	BBB (high	)	Stable	R-2(high	)	BBB(high	)	Negative

At July 31, 2008, we maintained $2.0 billion in revolving credit facilities to support issuance of commercial paper and for general corporate purposes. These CLOCs, and borrowings thereunder, have a maturity date of August 2010 and an annual facility fee in a range of six to fifteen basis points per annum, based on our credit ratings. We had no balance outstanding as of July 31, 2008, although we did draw on the CLOCs in August 2008 to support working capital requirements primarily arising from off-season operating losses. The CLOCs, among other things, require we maintain at least $650.0 million of net worth on the last day of any fiscal quarter. We had net worth of $836.7 million at July 31, 2008.
Other than the changes outlined above, there have been no material changes in our borrowings from those reported at April 30, 2008 in our Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
There have been no material changes in our contractual obligations and commercial commitments from those reported at April 30, 2008 in our Annual Report on Form 10-K.

REGULATORY ENVIRONMENT
HRBFA is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers. At July 31, 2008, HRBFA’s net capital of $60.4 million, which was 14.4% of aggregate debit items, exceeded its minimum required net capital of $8.4 million by $52.0 million.
Other than the items discussed above, there have been no material changes in our regulatory environment from those reported at April 30, 2008 in our Annual Report on Form 10-K.

FORWARD-LOOKING INFORMATION
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

Banking Ratios	(dollars in 000s)

Three Months Ended July 31,	2008	2007

Efficiency Ratio:
Total Consumer Financial Services expenses	$104,415	$108,166
Less: Interest and non-banking expenses	(91,594)	(104,043)

Non-interest banking expenses	$12,821	$4,123

Total Consumer Financial Services revenues	$86,679	$114,372
Less: Non-banking revenues and interest expense	(72,033)	(103,323)

Banking revenue – net of interest expense	$14,646	$11,049

	88%	37%
Net Interest Margin (annualized):
Net banking interest income	$9,161	$7,503
Net banking interest income (annualized)	$36,644	$30,012

Divided by average bank earning assets	$1,026,809	$1,419,223

	3.57%	2.11%
Return on Average Assets (annualized):
Pretax banking income (loss)	$(14,117)	$4,842
Pretax banking income (loss), annualized	$(56,468)	$19,368

Divided by average bank assets	$1,071,044	$1,442,299

	(5.27%)	1.34%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 7A of our Annual Report on Form 10-K for fiscal year 2008 presents discussions of market risks that may impact our future results. The following should be read in conjunction with that discussion.
Sensitivity Analysis. The sensitivities of certain financial instruments to changes in interest rates as of July 31, 2008 are presented below. The following table represents hypothetical instantaneous and sustained parallel shifts in interest rates and should not be relied on as an indicator of future expected results.

	(in 000s)

Carrying Value at		Basis Point Change
July 31, 2008		-300	-200	-100	+100	+200	+300

Mortgage loans held for investment	$868,603	$37,057	$27,088	$19,077	$(20,764)	$(40,581)	$(58,717)
Residual interests in securitizations	8,466	5,916	3,782	1,698	(1,545)	(2,489)	(3,207)
There have been no other material changes in our market risks from those reported at April 30, 2008 in our Annual Report on Form 10-K.

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
RAL Litigation. We reported in our Annual Report on Form 10-K for the year ended April 30, 2008, certain events and information pertaining to lawsuits regarding our refund anticipation loan programs (collectively, “RAL Cases”). The RAL Cases have involved a variety of legal theories asserted by plaintiffs. These theories include allegations that, among other things: disclosures in the RAL applications were inadequate, misleading and untimely; the RAL interest rates were usurious and unconscionable; we did not disclose that we would receive part of the finance charges paid by the customer for such loans; untrue, misleading or deceptive statements in marketing RALs; breach of state laws on credit service organizations; breach of contract, unjust enrichment, unfair and deceptive acts or practices; violations of the federal Racketeer Influenced and Corrupt Organizations Act; violations of the federal Fair Debt Collection Practices Act and unfair competition regarding debt collection activities; and that we owe, and breached, a fiduciary duty to our customers in connection with the RAL program.
The amounts claimed in the RAL Cases have been very substantial in some instances, with one settlement resulting in a pretax expense of $43.5 million in fiscal year 2003 (the “Texas RAL Settlement”) and other settlements resulting in a combined pretax expense in fiscal year 2006 of $70.2 million.
We believe we have meritorious defenses to the remaining RAL Cases and we intend to defend them vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate or regarding the impact of the RAL Cases on our financial statements. We are unable to determine an estimate of the possible loss or range of loss, if any, in light of the early stages of the currently pending RAL Cases. There were no significant developments regarding the RAL Cases during the three months ended July 31, 2008.
Peace of Mind Litigation. We are defendants in lawsuits regarding our Peace of Mind program (collectively, the “POM Cases”). The POM Cases are described below.
Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Case No. 08-CV-591 in the U.S. District Court for the Southern District of Illinois, is a class action case originally filed in the Circuit Court of Madison County, Illinois on January 18, 2002, in which class certification was granted on August 27, 2003. Plaintiffs’ claims consist of five counts relating to the POM program under which the applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The plaintiffs allege that the sale of POM guarantees constitutes (1) statutory fraud by selling insurance without a license, (2) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (3) a breach of fiduciary duty. In August 2003, the court certified the plaintiff classes consisting of all persons who from January 1, 1997 to final judgment (1) were charged a separate fee for POM by “H&R Block” or a defendant H&R Block class member; (2) reside in certain class states and were charged a separate fee for POM by “H&R Block” or a defendant H&R Block class member not licensed to sell insurance; and (3) had an unsolicited charge for POM posted to their bills by “H&R Block” or a defendant H&R Block class member. Persons who received the POM guarantee through an H&R Block Premium office and persons who reside in Alabama and Texas were excluded from the plaintiff class. The court also certified a defendant class consisting of any entity with names that include “H&R Block” or “HRB,” or are otherwise affiliated or associated with H&R Block Tax Services, Inc., and that sold or sells the POM product. On August 5, 2008, the court decertified the defendant class and reduced the geographical scope of the plaintiff classes from 48 states to 13 states. On August 19, 2008, we removed the case from state court in Madison County, Illinois to the U.S. District Court for the Southern District of Illinois. No trial date has been set.
There is one other putative class action pending against us in Texas that involves the POM guarantee. This case is pending before the same judge that presided over the Texas RAL Settlement, involves the same plaintiffs’ attorneys that are involved in the Marshall litigation in Illinois, and contains similar allegations. No class has been certified in this case.

We believe the claims in the POM Cases are without merit, and we intend to defend them vigorously. The amounts claimed in the POM Cases are substantial, however, and there can be no assurances as to the outcome of these pending actions individually or in the aggregate. We are unable to determine an estimate of the possible loss or range of loss, if any, in light of the early stages of the POM Cases.
Electronic Filing Litigation. We are a defendant in a class action filed on August 30, 2002 and entitled Erin M. McNulty and Brian J. Erzar v. H&R Block, Inc., et al., Case No. 02-CIV-4654 in the Court of Common Pleas of Lackawanna County, Pennsylvania, in which the plaintiffs allege that the defendants deceptively portray electronic filing fees as a necessary and required component of standard tax preparation services and do not inform tax preparation clients that they may (1) file tax returns free of charge by mailing the returns, (2) electronically file tax returns from personal computers either free of charge or at significantly lower fees and (3) be eligible to electronically file tax returns free of charge via telephone. The plaintiffs seek unspecified damages and disgorgement of all electronic filing, tax preparation and related fees collected during the applicable class period. Class certification was granted in this case on September 5, 2007. In March 2008, we reached a tentative agreement to settle this case for an amount not to exceed $2.5 million and have accrued $1.5 million, representing our best estimate of ultimate loss. The settlement was preliminarily approved on June 27, 2008, with a final fairness hearing scheduled for September 2008.
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
RSM McGladrey Litigation. RSM EquiCo, Inc., a subsidiary of RSM McGladrey, Inc. (RSM), is a party to a putative class action filed on July 11, 2006 and entitled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations regarding business valuation services provided by RSM EquiCo, Inc., including fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition and seeks unspecified damages, restitution and equitable relief. We intend to defend this case vigorously. The amount claimed in this action is substantial and there can be no assurance regarding the outcome and resolution of this matter. It is reasonably possible that we could incur losses with respect to this litigation, although an estimate of such losses cannot be made in light of the early stage of the litigation.
RSM has a relationship with certain public accounting firms (collectively, “the Attest Firms”) pursuant to which (1) some RSM employees are also partners or employees of the Attest Firms, (2) many clients of the Attest Firms are also RSM clients, and (3) our RSM McGladrey brand is closely linked to the Attest Firms. The Attest Firms are parties to claims and lawsuits (collectively, “Attest Firm Claims”). Judgments or settlements arising from Attest Firm Claims, which exceed the Attest Firms’ insurance coverage, could have a direct adverse effect on Attest Firm operations, and could impair RSM’s ability to attract and retain clients and quality professionals. Accordingly, although RSM is not a direct party to significant Attest Firm Claims, such Attest Firm Claims could have a material adverse effect on RSM’s operations and impair the value of our investment in RSM. There is no assurance regarding the outcome of the Attest Firm Claims.
Litigation and Claims Pertaining to Discontinued Mortgage Operations. Although SCC terminated its mortgage loan origination activities and sold its loan servicing business during fiscal year 2008, it remains subject to investigations, claims and lawsuits pertaining to its loan origination and servicing activities that occurred prior to such termination and sale. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, municipalities, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these investigations, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, public nuisance, fraud, and violations of the Truth in Lending Act, Equal Credit Opportunity Act and the Fair Housing Act. In the current non-prime mortgage environment, the number of these investigations, claims and lawsuits has increased over historical experience and is likely to continue at increased levels. The amounts claimed in these investigations, claims and lawsuits are substantial in some instances, and the ultimate resulting liability is difficult to predict. In the event of unfavorable outcomes, the amounts SCC may be required to pay in the discharge of liabilities or settlements could be substantial and, because SCC’s operating results are included in our consolidated financial statements, could have a material adverse impact on our consolidated results of operations.
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
SCC also remains subject to potential claims for indemnification and loan repurchases pertaining to loans previously sold. In the current non-prime mortgage environment, it is likely that the frequency of repurchase and indemnification claims may increase over historical experience and give rise to additional litigation. In some instances, H&R Block, Inc. was required to guarantee SCC’s obligations. The amounts involved in these potential claims may be substantial, and the ultimate resulting liability is difficult to predict. In the event of unfavorable outcomes, the amounts SCC may be required to pay in the discharge or settlement of these claims could be substantial and, because SCC’s operating results are included in our consolidated financial statements, could have a material adverse impact on our consolidated results of operations.
Other Claims and Litigation. We have from time to time been party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. Some of these investigations, claims and lawsuits pertain to RALs, the electronic filing of customers’ income tax returns, the POM guarantee program, wage and hour claims and investment products. We believe we have meritorious defenses to each of these claims, and we are defending or intend to defend them vigorously. The amounts claimed in these claims and lawsuits are substantial in some instances, however the ultimate liability with respect to such litigation and claims is difficult to predict. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could be material.
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

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those reported at April 30, 2008 in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

A summary of our purchases of H&R Block common stock during the first quarter of fiscal year 2009 is as follows:

(in 000s, except per share amounts)

			Total Number of Shares	Maximum $ Value
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased(1)	per Share	Plans or Programs(2)	the Plans or Programs(2)

May 1 – May 31	6	$22.85	-	$2,000,000
June 1 – June 30	10	$22.65	-	$2,000,000
July 1 – July 31	174	$21.53	-	$2,000,000

(1)	We purchased 190,301 shares in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on nonvested shares.
(2)	In June 2008, our Board of Directors rescinded previous authorizations to repurchase shares of our common stock, and approved an authorization to purchase up to $2.0 billion of our common stock over the next four years.

ITEM 6. EXHIBITS

3.1	Amended and Restated Bylaws of H&R Block, Inc., as amended and restated as of June 11, 2008.
10.1	Employment Agreement dated July 19, 2008 between H&R Block Management LLC and Russell P. Smyth.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/  Russell P. Smyth
Russell P. Smyth
President and Chief Executive Officer
September 3, 2008

/s/  Becky S. Shulman
Becky S. Shulman
Senior Vice President, Treasurer and
Chief Financial Officer
September 3, 2008

/s/  Jeffrey T. Brown
Jeffrey T. Brown
Vice President and
Corporate Controller
September 3, 2008