Form 10-Q
period 2008-10-31
H&R BLOCK INC
filed 2008-12-08
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
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

Yes   Ö    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one) :

Large accelerated filer Ö	Accelerated filer	Non-accelerated filer	Smaller Reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No   Ö

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on November 30, 2008 was 338,944,762 shares.

Form 10-Q for the Period Ended October 31, 2008

CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in 000s, except share and per share amounts)

	October 31, 2008	April 30, 2008

	(Unaudited)

ASSETS
Cash and cash equivalents	$693,626	$664,897
Cash and cash equivalents – restricted	814	7,031
Receivables, less allowance for doubtful accounts of $118,198 and $120,155	537,751	534,229
Prepaid expenses and other current assets	387,675	420,738
Assets of discontinued operations, held for sale	1,039,683	987,592

Total current assets	2,659,549	2,614,487
Mortgage loans held for investment, less allowance for loan losses of $63,652 and $45,401	811,732	966,301
Property and equipment, at cost, less accumulated depreciation and amortization of $626,896 and $620,460	377,687	363,664
Intangible assets, net	136,542	147,368
Goodwill	832,294	831,314
Other assets	606,943	700,291

Total assets	$5,424,747	$5,623,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Customer banking deposits	$748,469	$785,624
Accounts payable, accrued expenses and other current liabilities	636,050	739,887
Accrued salaries, wages and payroll taxes	100,027	365,712
Accrued income taxes	100,857	439,380
Current portion of long-term debt	6,257	7,286
Federal Home Loan Bank borrowings	104,000	129,000
Liabilities of discontinued operations, held for sale	745,419	644,446

Total current liabilities	2,441,079	3,111,335
Long-term debt	1,727,510	1,031,784
Other noncurrent liabilities	423,496	492,488

Total liabilities	4,592,085	4,635,607

Commitments and contingencies
Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 444,176,510 and 435,890,796	4,442	4,359
Additional paid-in capital	837,912	695,959
Accumulated other comprehensive income (loss)	(11,236)	2,486
Retained earnings	2,019,301	2,384,449
Less treasury shares, at cost	(2,017,757)	(2,099,435)

Total stockholders’ equity	832,662	987,818

Total liabilities and stockholders’ equity	$5,424,747	$5,623,425

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	(unaudited, amounts in 000s, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,

	2008	2007	2008	2007

Revenues:
Service revenues	$316,337	$305,401	$557,057	$557,674
Other revenues:
Interest income	17,047	26,745	34,894	54,248
Product and other revenues	18,085	24,546	31,427	38,788

	351,469	356,692	623,378	650,710

Operating expenses:
Cost of services	376,153	379,863	699,908	712,073
Cost of other revenues	62,612	57,229	105,177	98,695
Selling, general and administrative	138,036	151,278	255,240	267,083

	576,801	588,370	1,060,325	1,077,851

Operating loss	(225,332)	(231,678)	(436,947)	(427,141)
Other income (expense), net	(2,121)	9,855	(3,476)	17,819

Loss from continuing operations before tax benefit	(227,453)	(221,823)	(440,423)	(409,322)
Income tax benefit	(94,292)	(86,890)	(178,839)	(162,219)

Net loss from continuing operations	(133,161)	(134,933)	(261,584)	(247,103)
Net loss from discontinued operations	(2,713)	(367,338)	(7,009)	(557,748)

Net loss	$(135,874)	$(502,271)	$(268,593)	$(804,851)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.40)	$(0.42)	$(0.80)	$(0.76)
Net loss from discontinued operations	(0.01)	(1.13)	(0.02)	(1.72)

Net loss	$(0.41)	$(1.55)	$(0.82)	$(2.48)

Basic and diluted shares	329,810	324,694	328,475	324,279

Dividends per share	$0.15	$0.14	$0.29	$0.28

Comprehensive income (loss):
Net loss	$(135,874)	$(502,271)	$(268,593)	$(804,851)
Change in unrealized gain on available-for-sale securities, net	(597)	1,626	(2,564)	1,163
Change in foreign currency translation adjustments	(11,472)	(3,023)	(11,158)	1,288

Comprehensive loss	$(147,943)	$(503,668)	$(282,315)	$(802,400)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, amounts in 000s)

Six Months Ended October 31,	2008	2007

Cash flows from operating activities:
Net loss	$(268,593)	$(804,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,314	54,229
Stock-based compensation	13,505	15,500
Operating cash flows of discontinued operations	94,624	294,685
Other, net of business acquisitions	(564,781)	(498,981)

Net cash used in operating activities	(665,931)	(939,418)

Cash flows from investing activities:
Principal repayments on mortgage loans held for investment, net	54,501	76,889
Purchases of property and equipment, net	(58,586)	(46,200)
Payments made for business acquisitions, net of cash acquired	(4,709)	(21,037)
Net cash provided by (used in) investing activities of discontinued operations	(48,917)	8,214
Other, net	8,910	4,865

Net cash provided by (used in) investing activities	(48,801)	22,731

Cash flows from financing activities:
Repayments of commercial paper	-	(5,125,279)
Proceeds from issuance of commercial paper	-	4,133,197
Repayments of other short-term borrowings	(100,000)	(1,005,000)
Proceeds from other short-term borrowings	768,625	2,555,000
Customer deposits, net	(40,595)	(243,030)
Dividends paid	(96,555)	(90,495)
Acquisition of treasury shares	(4,467)	(5,672)
Proceeds from exercise of stock options	61,699	13,434
Proceeds from issuance of common stock, net	141,558	-
Net cash provided by financing activities of discontinued operations	4,783	191,546
Other, net	8,413	(39,230)

Net cash provided by financing activities	743,461	384,471

Net increase (decrease) in cash and cash equivalents	28,729	(532,216)
Cash and cash equivalents at beginning of the period	664,897	816,917

Cash and cash equivalents at end of the period	$693,626	$284,701

Supplementary cash flow data:
Income taxes paid, net of refunds received of $19,641 and $71,724	$99,910	$(52,360)
Interest paid on borrowings	38,713	73,998
Interest paid on deposits	10,441	28,039

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	(unaudited, amounts in 000s, except per share amounts)

						Accumulated
			Convertible		Additional	Other
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity

Balances at April 30, 2007	435,891	$4,359	-	$-	$676,766	$(1,320)	$2,886,440	(112,672)	$(2,151,746)	$1,414,499
Remeasurement of uncertain tax positions upon adoption of FIN 48	-	-	-	-	-	-	(9,716)	-	-	(9,716)
Net loss	-	-	-	-	-	-	(804,851)	-	-	(804,851)
Unrealized translation gain	-	-	-	-	-	1,288	-	-	-	1,288
Change in net unrealized gain on available-for-sale securities	-	-	-	-	-	1,163	-	-	-	1,163
Stock-based compensation	-	-	-	-	20,750	-	-	-	-	20,750
Shares issued for:
Option exercises	-	-	-	-	(5,105)	-	-	940	17,944	12,839
Nonvested shares	-	-	-	-	(14,439)	-	-	742	14,167	(272)
ESPP	-	-	-	-	400	-	-	218	4,161	4,561
Acquisitions	-	-	-	-	35	-	-	8	151	186
Acquisition of treasury shares	-	-	-	-	-	-	-	(245)	(5,672)	(5,672)
Cash dividends paid – $0.28 per share	-	-	-	-	-	-	(90,495)	-	-	(90,495)

Balances at October 31, 2007	435,891	$4,359	-	$-	$678,407	$1,131	$1,981,378	(111,009)	$(2,120,995)	$544,280

Balances at April 30, 2008	435,891	$4,359	-	$-	$695,959	$2,486	$2,384,449	(109,880)	$(2,099,435)	$987,818
Net loss	-	-	-	-	-	-	(268,593)	-	-	(268,593)
Unrealized translation loss	-	-	-	-	-	(11,158)	-	-	-	(11,158)
Change in net unrealized gain (loss) on available-for-sale securities	-	-	-	-	-	(2,564)	-	-	-	(2,564)
Proceeds from common stock issuance, net of expenses	8,286	83	-	-	141,475	-	-	-	-	141,558
Stock-based compensation	-	-	-	-	15,060	-	-	-	-	15,060
Shares issued for:
Option exercises	-	-	-	-	(3,351)	-	-	3,768	72,010	68,659
Nonvested shares	-	-	-	-	(10,803)	-	-	539	10,304	(499)
ESPP	-	-	-	-	(453)	-	-	192	3,668	3,215
Acquisitions	-	-	-	-	25	-	-	9	163	188
Acquisition of treasury shares	-	-	-	-	-	-	-	(205)	(4,467)	(4,467)
Cash dividends paid – $0.29 per share	-	-	-	-	-	-	(96,555)	-	-	(96,555)

Balances at October 31, 2008	444,177	$4,442	-	$-	$837,912	$(11,236)	$2,019,301	(105,577)	$(2,017,757)	$832,662

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation
The condensed consolidated balance sheet as of October 31, 2008, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended October 31, 2008 and 2007, the condensed consolidated statements of cash flows for the six months ended October 31, 2008 and 2007, and the condensed consolidated statements of stockholders’ equity for the six months ended October 31, 2008 and 2007 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders’ equity at October 31, 2008 and for all periods presented have been made.
“H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no effect on our results of operations or stockholders’ equity as previously reported. On August 12, 2008, we announced the signing of a definitive agreement to sell H&R Block Financial Advisors, Inc. (HRBFA) to Ameriprise Financial, Inc. (Ameriprise). At October 31, 2008, we met the criteria requiring us to present the results of operations of HRBFA and its direct corporate parent as discontinued operations, and the related assets and liabilities as held for sale in the condensed consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations. See additional discussion in note 15.
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

Management Estimates
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

Seasonality of Business
Our operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Therefore, results for interim periods are not indicative of results to be expected for the full year.

Concentrations of Risk
Cash deposits in bank accounts in excess of insured or guaranteed limits are exposed to loss in the event of nonperformance by the financial institution. We had cash deposits in excess of these limits of $344.4 million at October 31, 2008. In previous periods, we did not hold large cash balances in financial institutions, and instead invested in money market funds. We have not historically experienced any losses on bank deposits.
Our mortgage loans held for investment include concentrations of loans to borrowers in a single state, which may result in increased exposure to loss as a result of changes in real estate values and underlying economic or market conditions related to a particular geographical location. Approximately 49% of our mortgage loan portfolio consists of loans to borrowers located in the states of Florida, California or New York.

2.	Earnings (Loss) Per Share and Stockholders’ Equity
Basic and diluted loss per share is computed using the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 23.7 million shares for the three and six months ended October 31, 2008, and 30.2 million shares and 30.7 million shares for the three and six months ended October 31, 2007, respectively, as the effect would be antidilutive due to the net loss from continuing operations during each period.
The weighted average shares outstanding for the three and six months ended October 31, 2008 increased to 329.8 million and 328.5 million, respectively, from 324.7 million and 324.3 million for the three and six months ended October 31, 2007, respectively, primarily due to the issuance of shares of our common stock in October 2008. On October 27, 2008, we sold 8.3 million shares of our common stock, without par value, at a price of $17.50 per share in a registered direct offering through subscription agreements with selected institutional investors. We received net proceeds of $141.6 million, after deducting placement agent fees and other offering expenses.
During the six months ended October 31, 2008 and 2007, we issued 4.5 million and 1.9 million shares of common stock, respectively, due to the exercise of stock options, employee stock purchases and vesting of nonvested shares.
During the six months ended October 31, 2008, we acquired 0.2 million shares of our common stock, which represent shares swapped or surrendered to us in connection with the vesting of nonvested shares and the exercise of stock options, at an aggregate cost of $4.5 million. During the six months ended October 31, 2007, we acquired 0.2 million shares of our common stock, which represent shares swapped or surrendered to us in connection with the vesting of nonvested shares and the exercise of stock options, at an aggregate cost of $5.7 million.
During the six months ended October 31, 2008, we granted 5.1 million stock options and 1.0 million nonvested shares and units in accordance with our stock-based compensation plans. The weighted average fair value of options granted was $3.80 for manager options and $2.83 for options granted to our seasonal associates. At October 31, 2008, the total unrecognized compensation cost for options and nonvested shares and units was $15.6 million and $27.1 million, respectively.

3.	Mortgage Loans Held for Investment
The composition of our mortgage loan portfolio as of October 31, 2008 and April 30, 2008 is as follows:

				(dollars in 000s)

	October 31, 2008		April 30, 2008

	Amount	% of Total	Amount	% of Total

Adjustable-rate loans	$584,967	67%	$715,919	71%
Fixed-rate loans	284,084	33%	288,721	29%

	869,051	100%	1,004,640	100%
Unamortized deferred fees and costs	6,333		7,062
Less: Allowance for loan losses	(63,652)		(45,401)

	$811,732		$966,301

Activity in the allowance for mortgage loan losses for the six months ended October 31, 2008 and 2007 is as follows:
(in 000s)

Six Months Ended October 31,	2008	2007

Balance at beginning of the period	$45,401	$3,448
Provision	38,083	11,926
Recoveries	3	998
Charge-offs	(19,835)	(880)

Balance at end of the period	$63,652	$15,492

The loan loss provision increased significantly during the current period as a result of declining collateral values due to a decline in residential home prices, and increasing delinquencies occurring in our portfolio. Our loan loss reserve as a percent of mortgage loans was 7.27% at October 31, 2008, compared to 4.49% at April 30, 2008.
Loans 60 days past due are considered impaired. Impaired loans at October 31, 2008 and April 30, 2008 totaled $150.8 million and $128.9 million, respectively.
In cases where we modify a loan and in so doing grant a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (TDR). TDR loans totaled $110.9 million and $37.2 million at October 31, 2008 and April 30, 2008, respectively.

4.	Goodwill and Intangible Assets
Changes in the carrying amount of goodwill of continuing operations for the six months ended October 31, 2008 consist of the following:
(in 000s)

	April 30, 2008	Additions	Impairment	Other	October 31, 2008

Tax Services	$431,981	$4,907	$(2,188)	$(2,998)	$431,702
Business Services	399,333	1,779	-	(520)	400,592

Total	$831,314	$6,686	$(2,188)	$(3,518)	$832,294

We test goodwill for impairment annually at the beginning of our fourth quarter, or more frequently if events occur indicating it is more likely than not the fair value of a reporting unit’s net assets has been reduced below its carrying value. During the three months ended October 31, 2008, we recorded a $2.2 million impairment in our Tax Services segment relating to the goodwill of a small digital business acquired in fiscal year 2005. No other events indicating possible impairment of goodwill were identified.
Intangible assets of continuing operations consist of the following:

(in 000s)

	October 31, 2008			April 30, 2008

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$44,026	$(22,289)	$21,737	$46,479	$(22,007)	$24,472
Noncompete agreements	22,367	(20,226)	2,141	22,966	(19,981)	2,985
Purchased technology	12,500	(3,262)	9,238	12,500	(2,283)	10,217
Trade name	1,025	(167)	858	1,025	(117)	908
Business Services:
Customer relationships	144,032	(105,895)	38,137	143,402	(100,346)	43,056
Noncompete agreements	32,442	(18,780)	13,662	32,303	(17,589)	14,714
Trade name – amortizing	2,600	(2,600)	-	3,290	(3,043)	247
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769

	$314,629	$(178,087)	$136,542	$317,602	$(170,234)	$147,368

Amortization of intangible assets of continuing operations for the three and six months ended October 31, 2008 was $8.0 million and $13.6 million, respectively, and $5.8 million and $12.2 million for the three and six months ended October 31, 2007, respectively. Estimated amortization of intangible assets for fiscal years 2009 through 2013 is $22.6 million, $20.1 million, $18.3 million, $15.5 million and $11.6 million, respectively.

5.	Borrowings
Long-term debt consists of the following:
(in 000s)

	October 31, 2008	April 30, 2008

CLOC borrowings, due August 2010	$693,625	$-
Senior Notes, 7.875%, due January 2013	599,476	599,414
Senior Notes, 5.125%, due October 2014	398,589	398,471
Other	42,077	41,185

	1,733,767	1,039,070
Less: Current portion	(6,257)	(7,286)

	$1,727,510	$1,031,784

At October 31, 2008, we maintained $2.0 billion in revolving credit facilities to support commercial paper issuance and for general corporate purposes. These unsecured committed lines of credit (CLOCs), and outstanding borrowings thereunder, have a maturity date of August 2010 and an annual facility fee in a range of six to fifteen basis points per annum, based on our credit ratings. We had $693.6 million outstanding as of October 31, 2008 to support working capital requirements primarily arising from off-season operating losses, to pay dividends and acquire businesses. These borrowings are included in long-term debt on our condensed consolidated balance sheet due to their contractual maturity date. The CLOCs, among other things, require we maintain at least $650.0 million of net worth on the last day of any fiscal quarter. We had net worth of $832.7 million at October 31, 2008.
Lehman Brothers Bank, FSB (Lehman) is a participating lender in our $2.0 billion CLOCs, with a $50.0 million credit commitment. In September 2008, Lehman’s parent company declared bankruptcy. Since then, Lehman has not honored any funding requests under these facilities, thereby effectively reducing our available liquidity under our CLOCs to $1.95 billion. We do not expect this change to have a material impact on our liquidity or consolidated financial statements.
H&R Block Bank (HRB Bank) is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which extends credit to member banks based on eligible collateral. At October 31, 2008, HRB Bank had total FHLB advance capacity of $265.3 million. There was $104.0 million outstanding on this facility, leaving remaining availability of $161.3 million. Mortgage loans held for investment of $770.8 million serve as eligible collateral and are used to determine total capacity.

6.	Income Taxes
We file a consolidated federal income tax return in the United States and file tax returns in various state and foreign jurisdictions. Consolidated tax returns for the years 1999 through 2005 are currently under examination by the Internal Revenue Service (IRS). Tax years prior to 1999 are closed by statute. Historically, tax returns in various foreign and state jurisdictions are examined and settled upon completion of the exam.
During the three and six months ended October 31, 2008, we accrued an additional $1.1 million and $4.1 million, respectively, of interest and penalties related to our uncertain tax positions. We had unrecognized tax benefits of $125.8 million and $137.6 million at October 31, 2008 and April 30, 2008, respectively. The unrecognized tax benefits decreased $11.8 million in the current year, due primarily to settlement payments of $9.3 million. We have classified the liability for unrecognized tax benefits, including corresponding accrued interest, as long-term at October 31, 2008, which is included in other noncurrent liabilities on the condensed consolidated balance sheet. Amounts that we expect to pay, or for which statutes expire, within the next twelve months have been included in accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheet.
Based upon the expiration of statutes of limitations, payments of tax and other factors in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $4 to $5 million within twelve months of October 31, 2008.

7.	Interest Income and Expense
The following table shows the components of interest income and expense of our continuing operations. Operating interest expense is included in cost of other revenues, and interest expense on acquisition debt is included in other income (expense), net on our condensed consolidated statements of operations.
(in 000s)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007

Interest income:
Mortgage loans, net	$12,098	$20,451	$25,363	$42,942
Other	4,949	6,294	9,531	11,306

	$17,047	$26,745	$34,894	$54,248

Operating interest expense:
Borrowings	$21,054	$10,362	$39,226	$20,660
Deposits	3,884	12,221	7,927	26,464
FHLB advances	1,327	1,470	2,655	3,360

	26,265	24,053	49,808	50,484
Interest expense – acquisition debt	416	652	829	1,247

Total interest expense	$26,681	$24,705	$50,637	$51,731

8.	Fair Value
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

■	Available-for-sale securities – Available-for-sale securities are carried at fair value on a recurring basis. When available, fair value is based on quoted prices in an active market and as such, would be classified as Level 1. If quoted market prices are not available, fair values are estimated using quoted prices of securities with similar characteristics, discounted cash flows or other pricing models. Available-for-sale securities that we classify as Level 2 include certain agency and non-agency mortgage-backed securities, U.S. states and political subdivisions debt securities and other debt and equity securities.

■	Mortgage loans held for sale – The fair values of loans held for sale are generally based on observable market prices of securities that have loan collateral or interests in loans that are similar to the held-for-sale loans, or whole loan sale prices if formally committed. These loans are classified as Level 2.
■	Residual interests in securitizations – Determination of the fair value of residual interests in securitizations requires the use of unobservable inputs. We value these securities using a discounted cash flow approach that incorporates expectations of prepayment speeds and expectations of delinquencies and losses. Risk-adjusted discount rates are based on quotes from third party sources. These assets are classified as Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents for each hierarchy level the financial assets of our continuing operations that are measured at fair value on a recurring basis at October 31, 2008:
(dollars in 000s)

	Total	Level 1	Level 2	Level 3

Available-for-sale securities	$47,199	$2,732	$44,467	$-
Mortgage loans held for sale	24,121	-	24,121	-
Residual interests in securitizations	9,487	-	-	9,487

	$80,807	$2,732	$68,588	$9,487

As a percentage of total assets	1.5%	0.1%	1.3%	0.2%

The following table presents changes in Level 3 financial assets measured at fair value on a recurring basis:
(in 000s)

	Three Months Ended	Six Months Ended
	October 31, 2008	October 31, 2008

Fair value, beginning of period	$8,466	$16,678
Losses:
Included in earnings	(269)	(5,222)
Included in other comprehensive income (loss)	2,004	(316)
Cash received	(714)	(1,653)

Fair value, end of period	$9,487	$9,487

Mortgage loans held for sale are included in prepaid expenses and other current assets, and available-for-sale securities and residual interests in securitizations are included in other assets on our condensed consolidated balance sheets.

Fair Value Option
We adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) on May 1, 2008. SFAS 159 permits an instrument by instrument irrevocable election to account for selected financial assets and financial liabilities at fair value. We did not elect to apply the fair value option to any eligible financial assets or financial liabilities on May 1, 2008 or during the six months ended October 31, 2008. Subsequent to the initial adoption, we may elect to account for selected financial assets and financial liabilities at fair value. Such an election could be made at the time an eligible financial asset, financial liability or firm commitment is recognized or when certain specified reconsideration events occur.

9.	Regulatory Requirements
HRB Bank and the Company are subject to various regulatory requirements, including capital guidelines for HRB Bank, administered by federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HRB Bank and our consolidated financial statements. All savings associations are subject to the capital adequacy guidelines and the regulatory framework for prompt corrective action. HRB Bank must meet specific capital guidelines that involve quantitative measures of HRB Bank’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. HRB Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. HRB Bank files its regulatory Thrift Financial Report (TFR) on a calendar quarter basis.
Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital, as set forth in the table below. In addition to these minimum ratio requirements, HRB Bank is required to continually maintain a 12.0% minimum leverage ratio as a condition of its charter-approval order through fiscal year 2009. This condition was extended through fiscal year 2012 as a result of a Supervisory Directive issued on May 29, 2007. As of October 31, 2008, HRB Bank’s leverage ratio was 15.5%.
As of September 30, 2008, our most recent TFR filing with the Office of Thrift Supervision (OTS), HRB Bank was a “well capitalized” institution under the prompt corrective action provisions of the Federal Deposit Insurance Corporation (FDIC). The five capital categories are: (1) “well capitalized” (total risk-based capital ratio of 10%, Tier 1 Risk-based capital ratio of 6% and leverage ratio of 5%); (2) “adequately capitalized”; (3) “undercapitalized”; (4) “significantly undercapitalized”; and (5) “critically undercapitalized.” There are no conditions or events since September 30, 2008 that management believes have changed HRB Bank’s category.
The following table sets forth HRB Bank’s regulatory capital requirements at September 30, 2008, as calculated in the most recently filed TFR:

(dollars in 000s)

					To Be Well
					Capitalized
			For Capital Adequacy		Under Prompt
	Actual		Purposes		Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio(1)	$195,362	33.1%	$47,187	8.0%	$58,983	10.0%
Tier 1 risk-based capital ratio(2)	$188,066	31.9%	n/a	n/a	$35,390	6.0%
Tier 1 capital ratio (leverage)(3)	$188,066	17.7%	$127,580	12.0%	$53,158	5.0%
Tangible equity ratio(4)	$188,066	17.7%	$15,947	1.5%	n/a	n/a

(1)	Total risk-based capital divided by risk-weighted assets.
(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.
(3)	Tier 1 (core) capital divided by adjusted total assets.
(4)	Tangible capital divided by tangible assets.

10.	Commitments and Contingencies
Changes in the deferred revenue liability related to our Peace of Mind (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the condensed consolidated balance sheets, are as follows:

(in 000s)

Six Months Ended October 31,	2008	2007

Balance, beginning of period	$140,583	$142,173
Amounts deferred for new guarantees issued	1,148	1,067
Revenue recognized on previous deferrals	(45,826)	(46,388)

Balance, end of period	$95,905	$96,852

The following table summarizes certain of our other contractual obligations and commitments:

(in 000s)

As of	October 31, 2008	April 30, 2008

Commitment to fund Franchise Equity Lines of Credit	$81,533	$79,134
Contingent business acquisition obligations	25,962	24,288
Media advertising purchase obligation	64,811	19,043

We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Other guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counterparties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the terms of the indemnities may vary and in many cases are limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair value of these guarantees and indemnifications is not material as of October 31, 2008.

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
The following table summarizes SCC’s loan repurchase activity:

(in 000s)

	Six Months Ended		Year Ended
	October 31, 2008	October 31, 2007	April 30, 2008

Loan repurchase liability at end of period	$224,679	$85,894	$243,066
Loans repurchased and indemnification payments during the period	22,009	381,442	515,370
Repurchase reserves added during the period	-	329,966	582,373

Restructuring Charge
During fiscal year 2006, our mortgage business initiated a restructuring plan to reduce costs. Restructuring activities continued into fiscal years 2007 and 2008, including our previously announced closure of all mortgage origination activities and sale of servicing operations. Changes in our restructuring charge liability during the six months ended October 31, 2008 are as follows:

(in 000s)

	Accrual Balance as of	Cash	Other	Accrual Balance as of
	April 30, 2008	Payments	Adjustments	October 31, 2008

Employee severance costs	$4,807	$(4,223)	$760	$1,344
Contract termination costs	23,113	(8,016)	1,508	16,605

	$27,920	$(12,239)	$2,268	$17,949

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

11.	Litigation and Related Contingencies
We are party to investigations, legal claims and lawsuits arising out of our business operations. We accrue our best estimate of the probable loss upon resolution of investigations, legal claims and lawsuits, which totaled $12.7 million and $11.5 million at October 31, 2008 and April 30, 2008, respectively. With respect to most of the matters described below, we have concluded that a loss is not probable and therefore no liability has been recorded.

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
We believe we have meritorious defenses to the remaining RAL Cases and we intend to defend them vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate or regarding the impact of the RAL Cases on our financial statements. We are unable to determine an estimate of the possible loss or range of loss, if any, in light of the current status of the pending RAL Cases. There were no significant developments regarding the RAL Cases during the three months ended October 31, 2008.

Peace of Mind Litigation
We are defendants in lawsuits regarding our Peace of Mind program (collectively, the “POM Cases”), under which our applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The POM Cases are described below.
Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Case No. 08-CV-591 in the U.S. District Court for the Southern District of Illinois, is a class action case originally filed in the Circuit Court of Madison County, Illinois on January 18, 2002, in which class certification was granted on August 27, 2003. The plaintiffs allege that the sale of POM guarantees constitutes (1) statutory fraud by selling insurance without a license, (2) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (3) a breach of fiduciary duty. In August 2003, the court certified the plaintiff classes consisting of all persons who from January 1, 1997 to final judgment (1) were charged a separate fee for POM by “H&R Block” or a defendant H&R Block class member; (2) reside in certain class states and were charged a separate fee for POM by “H&R Block” or a defendant H&R Block class member not licensed to sell insurance; or (3) had an unsolicited charge for POM posted to their bills by “H&R Block” or a defendant H&R Block class member. Persons who received the POM guarantee through an H&R Block Premium office and persons who reside in Alabama and Texas were excluded from the plaintiff class. The court also certified a defendant class consisting of any entity with names that include “H&R Block” or “HRB,” or are otherwise affiliated or associated with H&R Block Tax Services, Inc., and that sold or sells the POM product. On August 5, 2008, the court decertified the defendant class and reduced the geographic scope of the plaintiff classes from 48 states to 13 states. On August 19, 2008, we removed the case from state court in Madison County, Illinois to the U.S. District Court for the Southern District of Illinois. The plaintiff’s motion to remand the case back to state court is pending.
There is one other putative class action pending against us in Texas that involves the POM guarantee. This case is pending before the same judge that presided over the Texas RAL Settlement, involves the same plaintiffs’ attorneys that are involved in the Marshall litigation in Illinois, and contains allegations similar to those in the Marshall case. No class has been certified in this case.
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

Electronic Filing Litigation
We are a defendant in a class action filed on August 30, 2002 and entitled Erin M. McNulty and Brian J. Erzar v. H&R Block, Inc., et al., Case No. 02-CIV-4654 in the Court of Common Pleas of Lackawanna County, Pennsylvania, in which the plaintiffs allege that the defendants deceptively portray electronic filing fees as a necessary and required component of standard tax preparation services and do not inform tax preparation clients that they may (1) file tax returns free of charge by mailing the returns, (2) electronically file tax returns from personal computers either free of charge or at significantly lower fees and (3) be eligible to electronically file tax returns free of charge via telephone. The plaintiffs seek unspecified damages and disgorgement of all electronic filing, tax preparation and related fees collected during the applicable class period. An agreement to settle this case for an amount not to exceed $2.5 million was approved by the court on September 22, 2008, and the impact of the settlement is included in our consolidated results of operations for the six months ended October 31, 2008.

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
In addition to the New York and Mississippi Attorney General actions, a number of civil actions were filed against HRBFA and us concerning the Express IRA product, the first of which was filed on March 17, 2006. Except for two cases pending in state court, all of the civil actions have been consolidated by the panel for Multi-District Litigation into a single action styled In re H&R Block, Inc. Express IRA Marketing Litigation in the United States District Court for the Western District of Missouri. Although we sold HRBFA effective November 1, 2008, we remain responsible for the Express IRA litigation through an indemnification agreement with Ameriprise. The amounts claimed in these cases are substantial. We believe the claims in these cases are without merit, and we intend to defend these cases vigorously, but there are no assurances as to their outcome.
We are unable to determine an estimate of the possible loss or range of loss, if any, of the Express IRA litigation at this time.

Securities Litigation
On April 6, 2007, a putative class action styled In re H&R Block Securities Litigation was filed against the Company and certain of its officers in the United States District Court for the Western District of Missouri. The complaint alleged, among other things, deceptive, material and misleading financial statements, failure to prepare financial statements in accordance with generally accepted accounting principles and concealment of the potential for lawsuits stemming from the allegedly fraudulent nature of the Company’s operations. The complaint sought unspecified damages and equitable relief. On October 5, 2007, the court dismissed the complaint and granted the plaintiffs leave to re-file the portion of the complaint pertaining to the Company’s financial statements. On November 19, 2007, the plaintiffs re-filed the complaint, alleging, among other things, deceptive, material and misleading financial statements and failure to prepare financial statements in accordance with generally accepted accounting principles. The court dismissed the re-filed complaint on February 19, 2008. On March 11, 2008, the plaintiffs appealed the dismissal. In addition, plaintiffs in a shareholder derivative action that was consolidated into the securities litigation filed a separate appeal on March 18, 2008, contending that the derivative action was improperly consolidated. The derivative action is Iron Workers Local 16 Pension Fund v. H&R Block, et al., in the United States District Court for the Western District of Missouri, Case No. 06- cv-00466-ODS (instituted on June 8, 2006) and was brought against certain of our directors and officers purportedly on behalf of the Company. The derivative action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste, and unjust enrichment pertaining to (1) our restatement of financial results in fiscal year 2006 due to errors in determining our state effective income tax rate and (2) certain of our products and business activities. We believe the claims in these cases are without merit and intend to defend this litigation vigorously. We currently do not believe that we will incur a material loss with respect to this litigation.

RSM McGladrey Litigation
RSM McGladrey Business Services, Inc. and certain of its subsidiaries are parties to a putative class action filed on July 11, 2006 and entitled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations regarding business valuation services provided by RSM EquiCo, Inc., including fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition and seeks unspecified damages, restitution and equitable relief. We intend to defend this case vigorously. The amount claimed in this action is substantial and there can be no assurance regarding the outcome and resolution of this matter. It is reasonably possible that we could incur losses with respect to this litigation, although an estimate of such losses cannot be made in light of the early stage of the litigation.
RSM McGladrey, Inc. (RSM) has a relationship with certain public accounting firms (collectively, “the Attest Firms”) pursuant to which (1) some RSM employees are also partners or employees of the Attest Firms, (2) many clients of the Attest Firms are also RSM clients, and (3) our RSM McGladrey brand is closely linked to the Attest Firms. The Attest Firms are parties to claims and lawsuits (collectively, “Attest Firm Claims”). Judgments or settlements arising from Attest Firm Claims, which exceed the Attest Firms’ insurance coverage, could have a direct adverse effect on Attest Firm operations, and could impair RSM’s ability to attract and retain clients and quality professionals. Accordingly, although RSM may not have a direct liability for significant Attest Firm Claims, such Attest Firm Claims could have a material adverse effect on RSM’s operations and impair the value of our investment in RSM. There is no assurance regarding the outcome of the Attest Firm Claims.

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
On June 3, 2008, the Massachusetts Attorney General filed a lawsuit in the Superior Court of Suffolk County, Massachusetts (Case No. 08-2474-BLS) entitled Commonwealth of Massachusetts v. H&R Block, Inc., et al., alleging unfair, deceptive and discriminatory origination and servicing of mortgage loans and seeking equitable relief, disgorgement of profits, restitution and statutory penalties. On November 10, 2008, the court granted a preliminary injunction limiting the ability of the owner of SCC’s former loan servicing business to initiate or advance foreclosure actions against certain loans originated by SCC or its subsidiaries without (i) advance notice to the Massachusetts Attorney General and (ii) if the Attorney General objects to foreclosure, approval by the court. The preliminary injunction generally applies to loans meeting all of the following four characteristics: (1) adjustable rate mortgages with an introductory period of three years or less, (2) the borrower has a debt-to-income ratio generally exceeding 50 percent, (3) an introductory interest rate at least 2 percent lower than the fully indexed rate (unless the debt-to-income ratio is 55% or greater) and (4) loan-to-value ratio of 97 percent or certain prepayment penalties. We have appealed this preliminary injunction. We believe the claims in this case are without merit, and we intend to defend this case vigorously, but there are no assurances as to its outcome. We are unable to determine an estimate of the possible loss or range of loss, if any, in light of the early stages of this litigation.
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

Other Claims and Litigation
We are from time to time party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. Some of these investigations, claims and lawsuits pertain to RALs, the electronic filing of customers’ income tax returns, the POM guarantee program, wage and hour claims and investment products. We believe we have meritorious defenses to each of these claims, and we are defending or intend to defend them vigorously. The amounts claimed in these claims and lawsuits are substantial in some instances, however the ultimate liability with respect to such litigation and claims is difficult to predict. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could be material.
In addition to the aforementioned types of cases, we are party to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits (collectively, “Other Claims”) concerning investment products, the preparation of customers’ income tax returns, the fees charged customers for various products and services, losses incurred by customers with respect to their investment accounts, relationships with franchisees, intellectual property disputes, employment matters and contract disputes. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material adverse effect on our consolidated operating results, financial position or cash flows.

12.	Segment Information
Information concerning our continuing operations by reportable operating segment is as follows:

(in 000s)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007

Revenues:
Tax Services	$99,104	$90,804	$174,369	$160,667
Business Services	233,045	239,048	407,696	431,871
Consumer Financial Services	16,835	23,122	35,785	50,303
Corporate	2,485	3,718	5,528	7,869

	$351,469	$356,692	$623,378	$650,710

Pretax income (loss):
Tax Services	$(184,565)	$(199,149)	$(348,488)	$(371,438)
Business Services	13,081	11,781	12,786	9,875
Consumer Financial Services	(18,629)	(4,409)	(32,746)	433
Corporate	(37,340)	(30,046)	(71,975)	(48,192)

Loss from continuing operations before tax benefit	$(227,453)	$(221,823)	$(440,423)	$(409,322)

At October 31, 2008, we met the criteria requiring us to present the financial results of HRBFA as discontinued operations. Accordingly, all periods presented above for our Consumer Financial Services segment have been revised to exclude results for discontinued businesses.

13.	Accounting Pronouncements
In June 2008, FASB Staff Position on EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP 03-6-1) was issued. FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the process of allocating earnings for purposes of computing earnings per share. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early application is not permitted. The provisions of FSP 03-6-1 are effective for our fiscal fourth quarter of 2009. We are currently evaluating what effect FSP 03-6-1 will have on our consolidated financial statements.
In December 2007, Statement of Financial Accounting Standards No. 141(R), “Business Combinations,” (SFAS 141R), and Statement of Financial Accounting Standards No. 160, “Non-Controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (SFAS 160) were issued. These standards will require an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction, including non-controlling interests, at the acquisition-date fair value with limited exceptions. SFAS 141R will further require acquisition-related expenses to be expensed separately from the acquisition, and also requires restructuring costs that the acquirer expected but was not obligated to incur, be expensed separately from the acquisition. Under SFAS 141R, subsequent changes to deferred tax valuation allowances relating to acquired businesses and acquired liabilities for uncertain tax positions will no longer be applied to goodwill but will instead be typically recognized as an adjustment to income tax expense. The provisions of these standards are effective as of the beginning of our fiscal year 2010. We are currently evaluating what effect the adoption of SFAS 141R and SFAS 160 will have on our consolidated financial statements.
As discussed in note 8, we adopted SFAS 157 and SFAS 159 as of May 1, 2008.

14.	Subsequent Events
Effective November 1, 2008, we sold HRB Financial Corporation, including our securities brokerage business formerly conducted through HRBFA, to Ameriprise. We received cash proceeds of approximately $312 million, plus repayment of net intercompany liabilities of approximately $46 million, subject to post-closing adjustments. We expect to record a gain of less than $10 million as a result of this transaction, which will be reported in our results for the quarter ending January 31, 2009. The transaction resulted in a capital loss for income tax purposes and, with the exception of benefits of approximately $8 million recorded during the quarter ended October 31, 2008, is not currently expected to result in a tax benefit.
On November 3, 2008, we acquired our last major independent franchise operator for approximately $278 million in cash. This franchise includes a network of over 600 tax offices, nearly two-thirds of which converted to company-owned offices upon the closing of the transaction. The remaining offices are currently operated by sub-franchisees and, as a result, will become our direct franchises. We have not yet completed our purchase accounting and related valuation analysis related to this acquisition.

15.	Discontinued Operations
At October 31, 2008, we met the criteria requiring us to present the results of operations of HRBFA and its direct corporate parent as discontinued operations, and the related assets and liabilities as held for sale in the condensed consolidated financial statements. All periods presented reflect our discontinued operations.
Major classes of assets and liabilities of HRBFA and its direct corporate parent reported as held for sale in the accompanying condensed consolidated balance sheets are as follows:

(in 000s)

	October 31, 2008	April 30, 2008

Cash and cash equivalents	$117,888	$61,948
Cash and cash equivalents – restricted	312,000	212,000
Receivables from customers, brokers, dealers and clearing organizations	303,540	438,899
Prepaid expenses and other assets	132,301	100,791
Goodwill	173,954	173,954

Total assets	$1,039,683	$987,592

Accounts payable to customers, brokers and dealers	$614,336	$559,658
Accounts payable, accrued expenses and deposits	45,187	42,393
Other liabilities	85,896	42,395

Total liabilities	$745,419	$644,446

At October 31, 2008, HRBFA had $49.3 million invested in the Reserve Primary Fund (Reserve Fund), a money market fund. The Reserve Fund currently is in orderly liquidation under the supervision of the Securities and Exchange Commission (SEC) and its net asset value has fallen below its stated value of $1.00 per share. The Reserve Fund is not publishing current net asset values. Based on published guidance from the U.S. Commodity Futures Trading Commission, we have valued our investment as of October 31, 2008 at a net asset value of $0.92 per share and, accordingly, recorded a pretax impairment charge of $5.1 million in the quarter. Our investment balance, net of reserves, is included in prepaid expenses and other assets in the table above. The remaining investment was sold in conjunction with the sale of HRBFA, as discussed in note 14, and our purchase price in connection with the sale is subject to a post-closing adjustment based on final redemption payments. In December 2008, HRBFA received a redemption payment of $28.1 million, reducing its remaining investment balance to $16.0 million, net of impairment.
Overhead costs which would have previously been allocated to discontinued businesses totaled $2.6 million and $4.6 million for the three and six months ended October 31, 2008, respectively, and $3.9 million and $7.6 million for the three and six months ended October 31, 2007, respectively. These amounts are included in continuing operations.

The financial results of discontinued operations are as follows:

(in 000s)
	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007

Net revenue	$61,867	$(125,941)	$129,596	$(162,140)

Pretax loss	$(21,786)	$(553,082)	$(27,389)	$(884,560)
Income tax benefit	(19,073)	(185,744)	(20,380)	(326,812)

Net loss from discontinued operations	$(2,713)	$(367,338)	$(7,009)	$(557,748)

During fiscal year 2008, we exited the mortgage business operated through a subsidiary and sold the related loan servicing business. Our discontinued operations include pretax losses related to our mortgage business of $5.7 million and $9.7 million for the three and six months ended October 31, 2008, respectively, compared to $550.0 million and $880.9 million, respectively, in the prior year.

16.	Condensed Consolidating Financial Statements
Block Financial LLC (BFC) is an indirect, wholly-owned consolidated subsidiary of the Company. BFC is the Issuer and the Company is the Guarantor of the Senior Notes issued on January 11, 2008 and October 26, 2004, our CLOCs, the $500.0 million credit facility entered into in April 2007 and other indebtedness issued from time to time. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions.

Condensed Consolidating Income Statements					(in 000s)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$18,326	$334,434	$(1,291)	$351,469

Cost of services	-	933	375,208	12	376,153
Cost of other revenues	-	45,811	16,832	(31)	62,612
Selling, general and administrative	-	17,493	120,639	(96)	138,036

Total expenses	-	64,237	512,679	(115)	576,801

Operating loss	-	(45,911)	(178,245)	(1,176)	(225,332)
Other income (expense), net	(227,453)	460	(2,581)	227,453	(2,121)

Loss from continuing operations before tax benefit	(227,453)	(45,451)	(180,826)	226,277	(227,453)
Income tax benefit	(94,292)	(18,001)	(75,736)	93,737	(94,292)

Net loss from continuing operations	(133,161)	(27,450)	(105,090)	132,540	(133,161)
Net loss from discontinued operations	(2,713)	(3,285)	-	3,285	(2,713)

Net loss	$(135,874)	$(30,735)	$(105,090)	$135,825	$(135,874)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$25,619	$332,596	$(1,523)	$356,692

Cost of services	-	4,286	375,665	(88)	379,863
Cost of other revenues	-	48,062	9,167	-	57,229
Selling, general and administrative	-	18,428	132,833	17	151,278

Total expenses	-	70,776	517,665	(71)	588,370

Operating loss	-	(45,157)	(185,069)	(1,452)	(231,678)
Other income, net	(221,823)	(16)	9,871	221,823	9,855

Loss from continuing operations before tax benefit	(221,823)	(45,173)	(175,198)	220,371	(221,823)
Income tax benefit	(86,890)	(16,684)	(69,472)	86,156	(86,890)

Net loss from continuing operations	(134,933)	(28,489)	(105,726)	134,215	(134,933)
Net loss from discontinued operations	(367,338)	(365,856)	(667)	366,523	(367,338)

Net loss	$(502,271)	$(394,345)	$(106,393)	$500,738	$(502,271)

Six Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$39,101	$587,006	$(2,729)	$623,378

Cost of services	-	7,271	692,621	16	699,908
Cost of other revenues	-	85,173	20,035	(31)	105,177
Selling, general and administrative	-	30,544	224,878	(182)	255,240

Total expenses	-	122,988	937,534	(197)	1,060,325

Operating loss	-	(83,887)	(350,528)	(2,532)	(436,947)
Other income (expense), net	(440,423)	(3,890)	414	440,423	(3,476)

Loss from continuing operations before tax benefit	(440,423)	(87,777)	(350,114)	437,891	(440,423)
Income tax benefit	(178,839)	(34,540)	(143,271)	177,811	(178,839)

Net loss from continuing operations	(261,584)	(53,237)	(206,843)	260,080	(261,584)
Net loss from discontinued operations	(7,009)	(8,464)	-	8,464	(7,009)

Net loss	$(268,593)	$(61,701)	$(206,843)	$268,544	$(268,593)

Six Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$127,528	$526,951	$(3,769)	$650,710

Cost of services	-	14,910	697,218	(55)	712,073
Cost of other revenues	-	83,636	15,059	-	98,695
Selling, general and administrative	-	33,803	233,368	(88)	267,083

Total expenses	-	132,349	945,645	(143)	1,077,851

Operating loss	-	(4,821)	(418,694)	(3,626)	(427,141)
Other income, net	(409,322)	(21)	17,840	409,322	17,819

Loss from continuing operations before tax benefit	(409,322)	(4,842)	(400,854)	405,696	(409,322)
Income tax benefit	(162,219)	(2,795)	(157,697)	160,492	(162,219)

Net loss from continuing operations	(247,103)	(2,047)	(243,157)	245,204	(247,103)
Net loss from discontinued operations	(557,748)	(554,603)	(3,590)	558,193	(557,748)

Net loss	$(804,851)	$(556,650)	$(246,747)	$803,397	$(804,851)

Condensed Consolidating Balance Sheets					(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$-	$233,600	$597,473	$(137,447)	$693,626
Cash & cash equivalents – restricted	-	167	647	-	814
Receivables, net	50	159,116	378,585	-	537,751
Mortgage loans held for investment	-	811,732	-	-	811,732
Intangible assets and goodwill, net	-	-	968,836	-	968,836
Investments in subsidiaries	3,842,440	-	269	(3,842,440)	269
Assets of discontinued operations	-	1,039,683	-	-	1,039,683
Other assets	-	371,507	1,000,529	-	1,372,036

Total assets	$3,842,490	$2,615,805	$2,946,339	$(3,979,887)	$5,424,747

Customer deposits	$-	$885,916	$-	$(137,447)	$748,469
Long-term debt	-	1,691,690	42,077	-	1,733,767
FHLB borrowings	-	104,000	-	-	104,000
Liabilities of discontinued operations	-	745,419	-	-	745,419
Other liabilities	386	177,705	1,082,299	40	1,260,430
Net intercompany advances	3,009,442	(1,165,977)	(1,843,425)	(40)	-
Stockholders’ equity	832,662	177,052	3,665,388	(3,842,440)	832,662

Total liabilities and stockholders’ equity	$3,842,490	$2,615,805	$2,946,339	$(3,979,887)	$5,424,747

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$-	$34,611	$630,933	$(647)	$664,897
Cash & cash equivalents – restricted	-	6,214	817	-	7,031
Receivables, net	139	122,756	411,334	-	534,229
Mortgage loans held for investment	-	966,301	-	-	966,301
Intangible assets and goodwill, net	-	-	978,682	-	978,682
Investments in subsidiaries	4,131,345	-	322	(4,131,345)	322
Assets of discontinued operations	-	987,592	-	-	987,592
Other assets	-	514,463	969,896	12	1,484,371

Total assets	$4,131,484	$2,631,937	$2,991,984	$(4,131,980)	$5,623,425

Customer deposits	$-	$786,271	$-	$(647)	$785,624
Long-term debt	-	997,885	41,185	-	1,039,070
FHLB borrowings	-	129,000	-	-	129,000
Liabilities of discontinued operations	-	644,446	-	-	644,446
Other liabilities	2	466,236	1,571,178	51	2,037,467
Net intercompany advances	3,143,664	(632,522)	(2,511,103)	(39)	-
Stockholders’ equity	987,818	240,621	3,890,724	(4,131,345)	987,818

Total liabilities and stockholders’ equity	$4,131,484	$2,631,937	$2,991,984	$(4,131,980)	$5,623,425

Condensed Consolidating Statements of Cash Flows					(in 000s)

Six Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash used in operating activities:	$(6,752)	$(40,397)	$(618,782)	$-	$(665,931)

Cash flows from investing:
Mortgage loans originated for investment, net	-	54,501	-	-	54,501
Purchase property & equipment	-	(6,822)	(51,764)	-	(58,586)
Payments for business acquisitions	-	-	(4,709)	-	(4,709)
Net intercompany advances	(112,550)	-	-	112,550	-
Investing cash flows of discontinued operations	-	(48,917)	-	-	(48,917)
Other, net	-	4,407	4,503	-	8,910

Net cash provided by (used in) investing activities	(112,550)	3,169	(51,970)	112,550	(48,801)

Cash flows from financing:
Repayments of short-term borrowings	-	(100,000)	-	-	(100,000)
Proceeds from short-term borrowings	-	768,625	-	-	768,625
Customer deposits	-	96,205	-	(136,800)	(40,595)
Dividends paid	(96,555)	-	-	-	(96,555)
Acquisition of treasury shares	(4,467)	-	-	-	(4,467)
Proceeds from stock options	61,699	-	-	-	61,699
Proceeds from issuance of stock	141,558	-	-	-	141,558
Net intercompany advances	-	(533,396)	645,946	(112,550)	-
Financing cash flows of discontinued operations	-	4,783	-	-	4,783
Other, net	17,067	-	(8,654)	-	8,413

Net cash provided by financing activities	119,302	236,217	637,292	(249,350)	743,461

Net increase (decrease) in cash	-	198,989	(33,460)	(136,800)	28,729
Cash – beginning of period	-	34,611	630,933	(647)	664,897

Cash – end of period	$-	$233,600	$597,473	$(137,447)	$693,626

Six Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$19,051	$(272,796)	$(685,673)	$-	$(939,418)

Cash flows from investing:
Mortgage loans originated for investment, net	-	76,889	-	-	76,889
Purchase property & equipment	-	(5,087)	(41,113)	-	(46,200)
Payments for business acquisitions	-	-	(21,037)	-	(21,037)
Net intercompany advances	58,196	-	-	(58,196)	-
Investing cash flows of discontinued operations	-	4,541	3,673	-	8,214
Other, net	-	4,951	(86)	-	4,865

Net cash provided by (used in) investing activities	58,196	81,294	(58,563)	(58,196)	22,731

Cash flows from financing:
Repayments of commercial paper	-	(5,125,279)	-	-	(5,125,279)
Proceeds from commercial paper	-	4,133,197	-	-	4,133,197
Repayments of other borrowings	-	(1,005,000)	-	-	(1,005,000)
Proceeds from other borrowings	-	2,555,000	-	-	2,555,000
Customer deposits	-	(243,030)	-	-	(243,030)
Dividends paid	(90,495)	-	-	-	(90,495)
Acquisition of treasury shares	(5,672)	-	-	-	(5,672)
Proceeds from issuance of common stock	13,434	-	-	-	13,434
Net intercompany advances	-	(382,897)	324,701	58,196	-
Financing cash flows of discontinued operations	-	191,546	-	-	191,546
Other, net	5,486	18,532	(63,248)	-	(39,230)

Net cash provided by (used in) financing activities	(77,247)	142,069	261,453	58,196	384,471

Net decrease in cash	-	(49,433)	(482,783)	-	(532,216)
Cash – beginning of period	-	60,197	756,720	-	816,917

Cash – end of period	$-	$10,764	$273,937	$-	$284,701

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
H&R Block provides tax services, banking services and business and consulting services. Our Tax Services segment provides income tax return preparation services, electronic filing services and other services and products related to income tax return preparation to the general public primarily in the United States, Canada and Australia. Our Business Services segment consists of RSM McGladrey, Inc. (RSM), a national accounting, tax and business consulting firm primarily serving mid-sized businesses. Our Consumer Financial Services segment offers retail banking through H&R Block Bank (HRB Bank).
On August 12, 2008, we announced the signing of a definitive agreement to sell H&R Block Financial Advisors, Inc. (HRBFA) to Ameriprise Financial, Inc. (Ameriprise), and completed the disposition of this business effective November 1, 2008. At October 31, 2008, we met the criteria requiring us to present the results of operations of HRBFA and its direct corporate parent as discontinued operations, and the related assets and liabilities as held for sale in the condensed consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations. See additional discussion in note 15 to our condensed consolidated financial statements.

TAX SERVICES
This segment primarily consists of our income tax preparation businesses — retail, online and software. Additionally, this segment includes commercial tax businesses, which provide tax preparation software to CPAs and other tax preparers.

Tax Services – Operating Results				(in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007

Service revenues:
Tax preparation fees	$56,907	$49,463	$86,339	$74,387
Other services	32,501	31,578	71,284	68,927

	89,408	81,041	157,623	143,314
Royalties	5,299	4,919	8,983	7,761
Other	4,397	4,844	7,763	9,592

Total revenues	99,104	90,804	174,369	160,667

Cost of services:
Compensation and benefits	63,684	61,473	107,881	107,613
Occupancy	80,937	80,108	160,287	155,068
Depreciation	8,186	8,450	16,205	16,610
Other	45,398	46,302	93,075	101,467

	198,205	196,333	377,448	380,758
Cost of other revenues, selling, general and administrative	85,464	93,620	145,409	151,347

Total expenses	283,669	289,953	522,857	532,105

Pretax loss	$(184,565)	$(199,149)	$(348,488)	$(371,438)

Three months ended October 31, 2008 compared to October 31, 2007
Tax Services’ revenues increased $8.3 million, or 9.1%, for the three months ended October 31, 2008 compared to the prior year. Tax preparation fees increased $7.4 million, or 15.0% primarily due to an increase of 12.4% in our U.S. retail clients served in company-owned offices and favorable results in Australia. Approximately half of the increase in U.S. retail clients served was due to Economic Stimulus Act filers. Favorable results in Australia were primarily due to an increase in clients served and changes in foreign currency exchange rates.
Total expenses decreased $6.3 million, or 2.2%, for the three months ended October 31, 2008. Cost of other revenues, selling, general and administrative expenses decreased $8.2 million, or 8.7%, primarily as a result of an $11.3 million reduction in bad debt expense on refund anticipation loans (RALs) compared to the prior year. This decline was due to prior year changes initiated by the Internal Revenue Service’s (IRS) taxpayer fraud detection system and penalty collection practices, which resulted in a larger number of refund claims denied during the prior year. This decrease was partially offset by other cost increases.
The pretax loss for the three months ended October 31, 2008 was $184.6 million, compared to a loss of $199.1 million in the prior year.

Six months ended October 31, 2008 compared to October 31, 2007
Tax Services’ revenues increased $13.7 million, or 8.5%, for the six months ended October 31, 2008 compared to the prior year. Tax preparation fees increased $12.0 million, or 16.1% primarily due to an increase of 13.3% in our U.S. retail clients served in company-owned offices and favorable results in Australia. Approximately half of the increase in U.S. retail clients served was due to Economic Stimulus Act filers.
Total expenses decreased $9.2 million, or 1.7%, for the six months ended October 31, 2008. Cost of services decreased $3.3 million, or 0.9%, from the prior year, as lower supplies expenses were partially offset by higher occupancy expenses. Other cost of services decreased $8.4 million, or 8.3%, primarily as a result of a $6.0 million decrease in supplies expenses as our tax training schools move to more computer-based training. Occupancy expenses increased $5.2 million, or 3.4%, primarily as a result of higher rent expenses due to a 1.6% increase in company-owned offices under lease and a 2.3% increase in the average rent.
Cost of other revenues, selling, general and administrative expenses decreased $5.9 million, or 3.9%, primarily as a result of an $11.3 million reduction in RAL bad debt expense compared to the prior year, partially offset by other cost increases.
The pretax loss for the six months ended October 31, 2008 was $348.5 million, compared to a loss of $371.4 million in the prior year.

BUSINESS SERVICES
This segment offers accounting, tax and consulting services to middle-market companies.

Business Services – Operating Statistics

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007

Accounting, tax and consulting:
Chargeable hours	1,192,307	1,273,112	2,155,851	2,312,302
Chargeable hours per person	319	325	603	599
Net billed rate per hour	$150	$147	$146	$146
Average margin per person	$24,981	$29,824	$43,588	$49,049

Business Services – Operating Results				(in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007

Tax services	$110,569	$104,654	$186,870	$179,826
Business consulting	73,121	63,803	126,757	116,092
Accounting services	13,421	14,760	26,381	29,685
Capital markets	4,965	13,213	10,783	23,947
Leased employee revenue	32	10,125	50	21,496
Reimbursed expenses	4,330	4,719	8,535	10,567
Other	26,607	27,774	48,320	50,258

Total revenues	233,045	239,048	407,696	431,871

Cost of revenues:
Compensation and benefits	138,103	142,640	242,042	257,295
Occupancy	20,934	17,814	39,594	35,676
Other	15,155	24,909	30,321	43,557

	174,192	185,363	311,957	336,528
Amortization of intangible assets	3,350	3,574	6,769	7,200
Selling, general and administrative	42,422	38,330	76,184	78,268

Total expenses	219,964	227,267	394,910	421,996

Pretax income	$13,081	$11,781	$12,786	$9,875

Three months ended October 31, 2008 compared to October 31, 2007
Business Services’ revenues for the three months ended October 31, 2008 declined $6.0 million, or 2.5% from the prior year.
Tax revenues increased $5.9 million due to increases in net billed rate per hour and productivity. Business consulting revenues increased $9.3 million primarily due to a large one time financial institutions engagement. Capital markets revenues decreased $8.2 million, primarily due to a fewer number of transactions closed in the current year as well as a 21.9% decrease in revenue per transaction.
Leased employee revenue decreased $10.1 million primarily due to a change in organizational structure between the businesses we acquired from American Express Tax and Business Services, Inc. (AmexTBS) and the attest firms that, while not affiliates of our company, also serve our clients. Employees we previously leased to the attest firms were transferred to the separate attest practices in the prior fiscal year. As a result, we no longer record the revenues and expenses associated with leasing these employees.
Total expenses decreased $7.3 million, or 3.2%, from the prior year. Compensation and benefits and other cost of revenues decreased primarily due to the change in organizational structure with AmexTBS as discussed above. Selling, general and administrative expenses increased $4.1 million primarily due to higher legal fees and insurance expenses.
Pretax income for the three months ended October 31, 2008 was $13.1 million compared to $11.8 million in the prior year.

Six months ended October 31, 2008 compared to October 31, 2007
Business Services’ revenues for the six months ended October 31, 2008 declined $24.2 million, or 5.6% from the prior year.
Tax revenues increased $7.0 million due to increases in net billed rate per hour and productivity. Business consulting revenues increased $10.7 million primarily due to a large one time financial institutions engagement. Capital markets revenues decreased $13.2 million, primarily due to a fewer number of transactions closed in the current year as well as a 36.0% decrease in revenue per transaction.
Leased employee revenue decreased $21.4 million primarily due to a change in organizational structure between the businesses we acquired from AmexTBS, as discussed above.
Total expenses decreased $27.1 million, or 6.4%, from the prior year. Compensation and benefits and other cost of revenues decreased primarily due to the change in organizational structure with AmexTBS as discussed above. Selling, general and administrative expenses decreased $2.1 million primarily as a result of our cost reduction program.

Pretax income for the six months ended October 31, 2008 was $12.8 million compared to $9.9 million in the prior year.

CONSUMER FINANCIAL SERVICES
This segment is engaged in providing retail banking offerings to Tax Services clients through HRB Bank. HRB Bank offers traditional banking services including prepaid debit card accounts, checking and savings accounts, individual retirement accounts and certificates of deposit. This segment previously included HRBFA, which has been presented as a discontinued operation in the accompanying condensed consolidated financial statements.

Consumer Financial Services – Operating Statistics			(dollars in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007

Efficiency ratio (1)	61%	38%	76%	38%
Annualized net interest margin (2)	3.27%	2.48%	3.42%	2.30%
Annualized pretax return on average assets (3)	(7.05)%	(1.38)%	(6.15)%	0.06%
Total assets	$1,179,467	$1,179,453	$1,179,467	$1,179,453
Mortgage loans held for investment:
Loan loss reserve as a % of mortgage loans	7.27%	1.40%	7.27%	1.40%
Delinquency rate	11.65%	1.96%	11.65%	1.96%

(1)	Defined as non-interest expense divided by revenue net of interest expense. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.
(2)	Defined as annualized net interest revenue divided by average bank earning assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.
(3)	Defined as annualized pretax banking income divided by average bank assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.

Consumer Financial Services – Operating Results				(in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007

Interest income:
Mortgage loans	$12,098	$20,451	$25,363	$42,942
Other	1,008	887	2,274	2,032

	13,106	21,338	27,637	44,974

Interest expense:
Deposits	3,884	12,221	7,927	26,464
FHLB advances	1,327	1,470	2,655	3,360

	5,211	13,691	10,582	29,824

Net interest income	7,895	7,647	17,055	15,150
Provision for loan loss reserves	(23,092)	(9,842)	(38,083)	(11,926)
Other	3,729	1,784	8,148	5,330

Total revenues (1)	(11,468)	(411)	(12,880)	8,554

Non-interest expenses	7,161	3,998	19,866	8,121

Pretax income (loss)	$(18,629)	$(4,409)	$(32,746)	$433

(1)	Total revenues, less provision for loan loss reserves on mortgage loans held for investment and interest expense.

Three months ended October 31, 2008 compared to October 31, 2007
Consumer Financial Services’ revenues, net of interest expense and provision for loan loss reserves, for the three months ended October 31, 2008 decreased $11.1 million over the prior year.

Net interest income was essentially flat compared to the prior year. Interest expense and interest income are both declining due to lower interest rates and lower average balances in the corresponding liability or asset. Interest income is also declining due to an increase in non-accrual loans from $2.8 million at October 31, 2007 to $150.8 million at October 31, 2008. The following table summarizes the key drivers of net interest income:

(dollars in 000s)
	Average Balance		Average Rate Earned (Paid)
Three Months Ended October 31,	2008	2007	2008		2007

Loans	$905,161	$1,194,567	5.56%		6.85%
Investments	114,726	65,318	1.81%		5.41%
Deposits	775,925	964,809	(1	.99)%	(5	.03)%

Our non-performing assets consist of the following:

(in 000s)
	October 31,	April 30,
Balance at	2008	2008

Impaired loans	$150,802	$128,941
Real estate owned(1)	53,203	350

Total non-performing assets	$204,005	$129,291

(1)	Includes loans accounted for as in-substance foreclosures of $39.7 million at October 31, 2008.
Detail of our mortgage loans held for investment and the related allowance at October 31, 2008 and April 30, 2008 is as follows:

(dollars in 000s)
	Outstanding	Loan Loss	% 30-Days
	Principal Balance	Allowance	Past Due	Average FICO

As of October 31, 2008:
Purchased from former affiliates:
Option One	$562,403	$60,408	16.72%	655
H&R Block Mortgage	48,455	806	4.62%	690

	610,858	61,214	15.76%	658
Purchased from third-parties	258,193	2,438	1.70%	726

	$869,051	$63,652	11.65%	678

As of April 30, 2008:
Purchased from former affiliates:
Option One	$683,889	$43,769	17.53%	664
H&R Block Mortgage	50,769	411	3.00%	696

	734,658	44,180	16.30%	666
Purchased from third-parties	269,982	1,221	1.90%	726

	$1,004,640	$45,401	11.71%	682

Mortgage loans held for investment include loans originated by our former mortgage loan affiliates, Option One and H&R Block Mortgage (HRBMC), and purchased by HRB Bank totaling $610.9 million, or approximately 70% of the total loan portfolio at October 31, 2008. Loans originated by and purchased from Option One have characteristics which are representative of Alt-A loans – loans to customers who have credit ratings above sub-prime, but may not conform to government-sponsored standards. As such, we have experienced higher rates of delinquency and have greater exposure to loss with respect to this segment of our loan portfolio. Cumulative losses on our original loan portfolio purchased from Option One, including losses on loans now classified as other real estate, totaled approximately 13% at October 31, 2008. Our remaining loan portfolio, which was purchased from HRBMC and third-parties totaled $48.3 million and $258.2 million, respectively, and is characteristic of a prime loan portfolio and we believe subject to a lower loss exposure.
We recorded a provision for loan losses on our mortgage loans held for investment of $23.1 million during the current quarter, compared to $9.8 million in the prior year. Our loan loss provision increased primarily as a result of abrupt and steep declines in residential home prices, particularly in certain states where we have a higher concentration of loans. Our allowance for loan losses as a percent of mortgage loans was 7.27%, or

$63.7 million, at October 31, 2008, compared to 4.49%, or $45.4 million, at April 30, 2008. This allowance represents our best estimate of credit losses inherent in the loan portfolio as of the balance sheet dates.
In estimating our loan loss allowance, we stratify the loan portfolio based on our view of risk associated with various elements of the pool and assign estimated loss rates based on those risks. Loss rates are based primarily on historical experience and our assessment of economic and market conditions. Loss rates consider both the rate at which loans will become delinquent (frequency) and the amount of loss that will ultimately be realized upon occurrence of a liquidation of collateral (severity). At October 31, 2008 and April 30, 2008 our weighted average frequency assumption was approximately 15% and 14%, respectively, and included a frequency assumption of 21% relating to the Option One segment of our portfolio. Our weighted average severity assumption increased to 37.5% at October 31, 2008 from 22% at April 30, 2008, due to declining collateral values during the current year.
Residential real estate markets are experiencing significant declines in property values and mortgage default rates are increasing. If adverse market trends continue, including trends within our portfolio specifically, we may be required to record additional loan loss provisions, and those losses may be significant.
Non-interest expenses increased $3.2 million, or 79.2%, from the prior year, primarily due to increased allocations of corporate shared services.
The pretax loss for the three months ended October 31, 2008 was $18.6 million compared to prior year loss of $4.4 million.

Six months ended October 31, 2008 compared to October 31, 2007
Consumer Financial Services’ revenues, net of interest expense and provision for loan loss reserves, for the six months ended October 31, 2008 decreased $21.4 million over the prior year.
Net interest income increased $1.9 million from the prior year as a $17.6 million decline in interest income on mortgage loans held for investment was offset by an $18.5 million decline in interest expense on deposits. The following table summarizes the key drivers of net interest income:

(dollars in 000s)
	Average Balance		Average Rate Earned (Paid)
Six Months Ended October 31,	2008	2007	2008	2007

Loans	$943,209	$1,266,719	5.38%	6.78%
Investments	96,941	75,249	2.14%	5.38%
Deposits	706,102	1,034,852	(2.23)%	(5.07)%

We recorded a provision for loan losses on our mortgage loans held for investment of $38.1 million during the current year, compared to $11.9 million in the prior year. Our loan loss provision increased primarily as a result of declining residential home prices, as well as increasing delinquencies occurring in our portfolio.
Non-interest expenses increased $11.7 million, or 144.6%, from the prior year, primarily due to an impairment charge of $5.9 million recorded on our real estate owned and increased allocations of corporate shared services.
The pretax loss for the six months ended October 31, 2008 was $32.7 million compared to prior year income of $0.4 million.

Mortgage Loans Held for Investment and Related Assets

State Concentrations
Concentrations of loans to borrowers located in a single state may result in increased exposure to loss as a result of changes in real estate values and underlying economic or market conditions related to a particular geographical location. The table below presents outstanding loans by certain state concentrations for our mortgage loans held for investment portfolio:

(dollars in 000s)
	Loans Purchased	Loans Purchased		Percent	Delinquency
	From Affiliates	From Third-Parties	Total	of Total	Rate

Florida	$70,899	$95,746	$166,645	19%	12.17%
California	132,695	14,857	147,552	17%	19.12%
New York	106,536	8,584	115,120	13%	12.38%
Wisconsin	2,253	76,282	78,535	9%	1.84%
All others	298,475	62,724	361,199	42%	10.24%

Total	$610,858	$258,193	$869,051	100%	11.65%

Real Estate Owned
Amounts classified as real estate owned as of October 31, 2008 and April 30, 2008 totaled $53.2 million and $0.3 million, respectively. The table below presents activity related to our real estate owned:

(in 000s)
Six Months Ended October 31,	2008

Balance, beginning of the period	$350
Additions	62,578
Sales	(3,787)
Writedowns	(5,938)

Balance, end of the period	$53,203

CORPORATE, ELIMINATIONS AND INCOME TAXES ON CONTINUING OPERATIONS

Three months ended October 31, 2008 compared to October 31, 2007
The pretax loss recorded in our corporate operations for the three months ended October 31, 2008 was $37.3 million compared to $30.0 million in the prior year. The increased loss is primarily due to $9.9 million in incremental interest expense, which resulted from our corporate operations absorbing current year financing costs for all long-term debt, and a $7.6 million decline in investment income. In the prior year, financing costs were primarily related to borrowings incurred to cover losses of our mortgage business, and related interest costs were therefore reported in discontinued operations. These unfavorable changes were partially offset by benefits resulting from the cost reduction program implemented earlier this year.
Our effective tax rate for continuing operations was 41.5% and 39.2% for the three months ended October 31, 2008 and 2007, respectively. Our effective tax rate increased primarily due to changes in our estimated state tax rate and non-deductible losses from investments in company-owned life insurance assets.

Six months ended October 31, 2008 compared to October 31, 2007
The pretax loss recorded in our corporate operations for the six months ended October 31, 2008 was $72.0 million compared to $48.2 million in the prior year. The increased loss is primarily due to $17.3 million in incremental interest expense resulting from our corporate operations absorbing current year financing costs for all long-term debt. We also experienced a $13.8 million decline in investment income due to lower cash balances and recorded $5.2 million in net impairments of residual interests in securitizations in the current year. These unfavorable changes were partially offset by benefits resulting from the cost reduction program implemented earlier this year.
Our effective tax rate for continuing operations was 40.6% and 39.6% for the six months ended October 31, 2008 and 2007, respectively. Our effective tax rate increased primarily due to changes in our estimated state tax rate.

DISCONTINUED OPERATIONS
On August 12, 2008, we announced the signing of a definitive agreement to sell HRBFA to Ameriprise. The disposition of this business was completed effective November 1, 2008. At October 31, 2008, we met the criteria requiring us to present the results of operations of HRBFA and its direct corporate parent as discontinued operations, and the related assets and liabilities as held for sale in the condensed consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations. See additional discussion in note 15 to our condensed consolidated financial statements.
Discontinued operations also includes the wind-down of our mortgage loan origination business and the sale of our mortgage loan servicing business in the prior year. Also included in the prior year are the results of three smaller lines of business previously reported in our Business Services segment.

Three months ended October 31, 2008 compared to October 31, 2007
The pretax loss of our discontinued operations for the three months ended October 31, 2008 was $21.8 million compared to a loss of $553.1 million in the prior year. The loss from discontinued operations for the prior year period included significant losses from our former mortgage loan businesses, including impairments of residual interests of $61.7 million, losses relating to loan repurchase obligations of $172.7 million and losses on the sale of mortgage loans totaling $58.3 million.
During the quarter, we recorded a deferred tax asset totaling $165 million, representing the difference between the tax and book basis in the stock of our brokerage business sold to Ameriprise in November. For tax purposes, we incurred a capital loss upon disposition of that business, which generally can only be utilized to the extent we realize capital gains within five years subsequent to the date of the loss. We don’t currently expect to be able to realize a tax benefit for substantially all of this loss and, therefore, recorded a valuation allowance of $155 million, resulting in a net tax benefit during the quarter of approximately $10 million. Our effective tax rate for discontinued operations was 87.5% and 33.6% for the three months ended October 31, 2008 and 2007, respectively. Our effective tax rate increased primarily due to the aforementioned tax benefit.

Six months ended October 31, 2008 compared to October 31, 2007
The pretax loss of our discontinued operations for the six months ended October 31, 2008 was $27.4 million compared to a loss of $884.6 million in the prior year. The loss from discontinued operations for the prior year period included significant losses from our former mortgage loans businesses, including impairments of residual interests of $111.3 million, losses relating to loan repurchase obligations of $330.0 million, and losses on the sale of mortgage loans totaling $115.7 million.
Our effective tax rate for discontinued operations was 74.4% and 36.9% for the six months ended October 31, 2008 and 2007, respectively. As discussed above, our effective tax rate increased primarily due to tax benefits in connection with the disposition of HRBFA.

FINANCIAL CONDITION
These comments should be read in conjunction with the condensed consolidated balance sheets, condensed consolidated statements of cash flows and condensed consolidated statements of stockholders’ equity found on pages 1, 3 and 4, respectively.

CAPITAL RESOURCES & LIQUIDITY BY SEGMENT
Our sources of capital include cash from operations, issuances of common stock and debt. We use capital primarily to fund working capital, pay dividends, repurchase treasury shares and acquire businesses. Our operations are highly seasonal and therefore generally require the use of cash to fund operating losses during the period May through December.
Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under our unsecured committed lines of credit (CLOCs), we believe, that in the absence of any unexpected developments, our existing sources of capital at October 31, 2008 are sufficient to meet our operating needs.
Cash From Operations. Cash used in operating activities for the first six months of fiscal year 2009 totaled $665.9 million, compared with $939.4 million for the same period last year. The change was due primarily to lower losses and reduced working capital requirements of our discontinued businesses.
Debt. We borrow under our CLOCs to support working capital requirements primarily arising from off-season operating losses in our Tax Services and Business Services segments, pay dividends, repurchase treasury shares and acquire businesses. We had $693.6 million outstanding under our CLOCs at October 31, 2008. See additional discussion in “Borrowings.”

Issuance of Common Stock. On October 27, 2008, we sold 8.3 million shares of our common stock, without par value, at a price of $17.50 per share in a registered direct offering through subscription agreements with selected institutional investors. We received net proceeds of $141.6 million, after deducting placement agent fees and other offering expenses. The purpose of the equity offering was to ensure we maintained adequate equity levels, as a condition of our CLOCs, during our off-season. Proceeds were used for general corporate purposes.
Proceeds from the issuance of common stock in accordance with our stock-based compensation plans totaled $71.4 million and $17.2 million for the six months ended October 31, 2008 and 2007, respectively.
Dividends. Dividends paid totaled $96.6 million and $90.5 million for the six months ended October 31, 2008 and 2007, respectively.
Share Repurchases. In June 2008, our Board of Directors rescinded the previous authorizations to repurchase shares of our common stock, and approved an authorization to purchase up to $2.0 billion of our common stock over the next four years. We did not repurchase shares during the six months ended October 31, 2008, and do not expect to repurchase shares prior to our fourth quarter.
Segment Cash Flows. A condensed consolidating statement of cash flows by segment for the six months ended October 31, 2008 is as follows:

(in 000s)
			Consumer
	Tax	Business	Financial		Discontinued	Consolidated
	Services	Services	Services	Corporate	Operations	H&R Block

Cash provided by (used in):
Operations	$(387,709)	$(58,728)	$31,911	$(339,020)	$87,615	$(665,931)
Investing	(17,303)	(16,451)	57,799	(23,929)	(48,917)	(48,801)
Financing	(12,244)	2,214	70,804	677,904	4,783	743,461
Net intercompany	405,767	58,502	60,364	(481,152)	(43,481)	-

Tax Services. Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in our fourth quarter. Tax Services used $387.7 million in its current six-month operations to cover off-season costs and working capital requirements. This segment used $17.3 million in investing activities primarily related to capital expenditures, and used $12.2 million in financing activities related to uncashed checks.
Business Services. Business Services funding requirements are largely related to receivables for completed work and “work in process.” We provide funding sufficient to cover their working capital needs. This segment used $58.7 million in operating cash flows during the first six months of the year to cover off-season costs and working capital requirements. Business Services used $16.5 million in investing activities primarily related to capital expenditures.
Consumer Financial Services. In the first six months of fiscal year 2009, Consumer Financial Services provided $57.8 million in investing activities primarily from principal payments received on mortgage loans held for investment and provided $70.8 million in financing activities due to changes in deposits held for affiliates, partially offset by the repayment of $25.0 million in Federal Home Loan Bank (FHLB) advances.
HRB Bank is a member of the FHLB of Des Moines, which extends credit to member banks based on eligible collateral. At October 31, 2008, HRB Bank had total FHLB advance capacity of $265.3 million. There was $104.0 million outstanding on this facility, leaving remaining availability of $161.3 million. Mortgage loans held for investment of $770.8 million serve as eligible collateral and are used to determine total capacity.

BORROWINGS
The following chart provides the debt ratings for Block Financial LLC (BFC) as of October 31, 2008 and April 30, 2008:

	October 31, 2008					April 30, 2008
	Short-term		Long-term		Outlook	Short-term		Long-term		Outlook

Fitch	F2		BBB		Stable	F3		BBB		Negative
Moody’s(1)	P2		Baa1		Negative	P2		Baa1		Negative
S&P	A2		BBB		Positive	A3		BBB-		Negative
DBRS(2)	R-2(high	)	BBB (high	)	Stable	R-2 (high	)	BBB (high	)	Negative

(1)	Outlook of “Stable” effective November 11, 2008.
(2)	Outlook of “Positive” effective November 3, 2008.
At October 31, 2008, we maintained $2.0 billion in revolving credit facilities to support commercial paper issuance and for general corporate purposes. These unsecured committed lines of credit (CLOCs), and outstanding borrowings thereunder, have a maturity date of August 2010 and an annual facility fee in a range of six to fifteen basis points per annum, based on our credit ratings. We had $693.6 million outstanding as of October 31, 2008 to support working capital requirements primarily arising from off-season operating losses, to pay dividends and acquire businesses. These borrowings are included in long-term debt on our condensed consolidated balance sheet due to their contractual maturity date. The CLOCs, among other things, require we maintain at least $650.0 million of net worth on the last day of any fiscal quarter. We had net worth of $832.7 million at October 31, 2008.
Lehman Brothers Bank, FSB (Lehman) is a participating lender in our $2.0 billion CLOCs, with a $50.0 million credit commitment. In September 2008, Lehman’s parent company declared bankruptcy. Since then, Lehman has not honored any funding requests under these facilities, thereby effectively reducing our available liquidity under our CLOCs to $1.95 billion. We do not expect this change to have a material impact on our liquidity or consolidated financial statements.
Other than the changes outlined above, there have been no material changes in our borrowings from those reported at April 30, 2008 in our Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
There have been no material changes in our contractual obligations and commercial commitments from those reported at April 30, 2008 in our Annual Report on Form 10-K.

REGULATORY ENVIRONMENT
Effective October 27, 2008, the Financial Industry Regulatory Authority approved our request to sell HRBFA to Ameriprise, and that disposition was completed effective November 1, 2008.
There have been no other material changes in our regulatory environment from those reported at April 30, 2008 in our Annual Report on Form 10-K.

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

Banking Ratios	(dollars in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007

Efficiency Ratio:
Total Consumer Financial Services expenses	$35,464	$27,531	$68,531	$49,870
Less: Interest and provisions for loan losses	28,213	23,860	48,459	42,075

Non-interest expenses	$7,251	$3,671	$20,072	$7,795

Total Consumer Financial Services revenues	$16,835	$23,122	$35,785	$50,303
Less: Interest expense and other expenses	4,924	13,485	9,229	29,617

Banking revenue – net of interest expense	$11,911	$9,637	$26,556	$20,686

	61%	38%	76%	38%
Net Interest Margin (annualized):
Net banking interest revenue	$7,895	$7,647	$17,055	$15,150
Net banking interest revenue (annualized)	$31,580	$31,026	$34,110	$30,773

Divided by average bank earning assets	$965,421	$1,252,467	$996,188	$1,335,726
	3.27%	2.48%	3.42%	2.30%
Return on Average Assets (annualized):
Pretax banking income	$(18,629)	$(4,409)	$(32,746)	$433

Pretax banking income (annualized)	$(74,516)	$(17,636)	$(65,492)	$866

Divided by average bank assets	$1,057,372	$1,274,284	$1,064,259	$1,358,212

	(7.05%)	(1.38%)	(6.15%)	0.06%

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
We believe we have meritorious defenses to the remaining RAL Cases and we intend to defend them vigorously. There can be no assurances, however, as to the outcome of the pending RAL Cases individually or in the aggregate or regarding the impact of the RAL Cases on our financial statements. We are unable to determine an estimate of the possible loss or range of loss, if any, in light of the current status of the pending RAL Cases. There were no significant developments regarding the RAL Cases during the three months ended October 31, 2008.
Peace of Mind Litigation We are defendants in lawsuits regarding our Peace of Mind program (collectively, the “POM Cases”), under which our applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The POM Cases are described below.
Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Case No. 08-CV-591 in the U.S. District Court for the Southern District of Illinois, is a class action case originally filed in the Circuit Court of Madison County, Illinois on January 18, 2002, in which class certification was granted on August 27, 2003. The plaintiffs allege that the sale of POM guarantees constitutes (1) statutory fraud by selling insurance without a license, (2) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (3) a breach of fiduciary duty. In August 2003, the court certified the plaintiff classes consisting of all persons who from January 1, 1997 to final judgment (1) were charged a separate fee for POM by “H&R Block” or a defendant H&R Block class member; (2) reside in certain class states and were charged a separate fee for POM by “H&R Block” or a defendant H&R Block class member not licensed to sell insurance; or (3) had an unsolicited charge for POM posted to their bills by “H&R Block” or a defendant H&R Block class member. Persons who received the POM guarantee through an H&R Block Premium office and persons who reside in Alabama and Texas were excluded from the plaintiff class. The court also certified a defendant class consisting of any entity with names that include “H&R Block” or “HRB,” or are otherwise affiliated or associated with H&R Block Tax Services, Inc., and that sold or sells the POM product. On August 5, 2008, the court decertified the defendant class and reduced the geographic scope of the plaintiff classes from 48 states to 13 states. On August 19, 2008, we removed the case from state court in Madison County, Illinois to the U.S. District Court for the Southern District of Illinois. The plaintiff’s motion to remand the case back to state court is pending.
There is one other putative class action pending against us in Texas that involves the POM guarantee. This case is pending before the same judge that presided over the Texas RAL Settlement, involves the same plaintiffs’ attorneys that are involved in the Marshall litigation in Illinois, and contains allegations similar to those in the Marshall case. No class has been certified in this case.
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
Electronic Filing Litigation We are a defendant in a class action filed on August 30, 2002 and entitled Erin M. McNulty and Brian J. Erzar v. H&R Block, Inc., et al., Case No. 02-CIV-4654 in the Court of Common Pleas of Lackawanna County, Pennsylvania, in which the plaintiffs allege that the defendants deceptively portray electronic filing fees as a necessary and required component of standard tax preparation services and do not inform tax preparation clients that they may (1) file tax returns free of charge by mailing the returns, (2) electronically file tax returns from personal computers either free of charge or at significantly lower fees and (3) be eligible to electronically file tax returns free of charge via telephone. The plaintiffs seek unspecified damages and disgorgement of all electronic filing, tax preparation and related fees collected during the applicable class period. An agreement to settle this case for an amount not to exceed $2.5 million was approved by the court on September 22, 2008, and the impact of the settlement is included in our consolidated results of operations for the six months ended October 31, 2008.
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
In addition to the New York and Mississippi Attorney General actions, a number of civil actions were filed against HRBFA and us concerning the Express IRA product, the first of which was filed on March 17, 2006. Except for two cases pending in state court, all of the civil actions have been consolidated by the panel for Multi-District Litigation into a single action styled In re H&R Block, Inc. Express IRA Marketing Litigation in the United States District Court for the Western District of Missouri. Although we sold HRBFA effective November 1, 2008, we remain responsible for the Express IRA litigation through an indemnification agreement with Ameriprise. The amounts claimed in these cases are substantial. We believe the claims in these cases are without merit, and we intend to defend these cases vigorously, but there are no assurances as to their outcome.
We are unable to determine an estimate of the possible loss or range of loss, if any, of the Express IRA litigation at this time.
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
RSM McGladrey Litigation RSM McGladrey Business Services, Inc. and certain of its subsidiaries are parties to a putative class action filed on July 11, 2006 and entitled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations regarding business valuation services provided by RSM EquiCo, Inc., including fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition and seeks unspecified damages, restitution and equitable relief. We intend to defend this case vigorously. The amount claimed in this action is substantial and there can be no assurance regarding the outcome and resolution of this matter. It is reasonably possible that we could incur losses with respect to this litigation, although an estimate of such losses cannot be made in light of the early stage of the litigation.
RSM McGladrey, Inc. (RSM) has a relationship with certain public accounting firms (collectively, “the Attest Firms”) pursuant to which (1) some RSM employees are also partners or employees of the Attest Firms, (2) many clients of the Attest Firms are also RSM clients, and (3) our RSM McGladrey brand is closely linked to the Attest Firms. The Attest Firms are parties to claims and lawsuits (collectively, “Attest Firm Claims”). Judgments or settlements arising from Attest Firm Claims, which exceed the Attest Firms’ insurance coverage, could have a direct adverse effect on Attest Firm operations, and could impair RSM’s ability to attract and retain clients and quality professionals. Accordingly, although RSM may not have a direct liability for significant Attest Firm Claims, such Attest Firm Claims could have a material adverse effect on RSM’s operations and impair the value of our investment in RSM. There is no assurance regarding the outcome of the Attest Firm Claims.
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
On June 3, 2008, the Massachusetts Attorney General filed a lawsuit in the Superior Court of Suffolk County, Massachusetts (Case No. 08-2474-BLS) entitled Commonwealth of Massachusetts v. H&R Block, Inc., et al., alleging unfair, deceptive and discriminatory origination and servicing of mortgage loans and seeking equitable relief, disgorgement of profits, restitution and statutory penalties. On November 10, 2008, the court granted a preliminary injunction limiting the ability of the owner of SCC’s former loan servicing business to initiate or advance foreclosure actions against certain loans originated by SCC or its subsidiaries without (i) advance notice to the Massachusetts Attorney General and (ii) if the Attorney General objects to foreclosure, approval by the court. The preliminary injunction generally applies to loans meeting all of the following four characteristics: (1) adjustable rate mortgages with an introductory period of three years or less, (2) the borrower has a debt-to-income ratio generally exceeding 50 percent, (3) an introductory interest rate at least 2 percent lower than the fully indexed rate (unless the debt-to-income ratio is 55% or greater) and (4) loan-to-value ratio of 97 percent or certain prepayment penalties. We have appealed this preliminary injunction. We believe the claims in this case are without merit, and we intend to defend this case vigorously, but there are no assurances as to its outcome. We are unable to determine an estimate of the possible loss or range of loss, if any, in light of the early stages of this litigation.
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
Other Claims and Litigation We are from time to time party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. Some of these investigations, claims and lawsuits pertain to RALs, the electronic filing of customers’ income tax returns, the POM guarantee program, wage and hour claims and investment products. We believe we have meritorious defenses to each of these claims, and we are defending or intend to defend them vigorously. The amounts claimed in these claims and lawsuits are substantial in some instances, however the ultimate liability with respect to such litigation and claims is difficult to predict. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could be material.
In addition to the aforementioned types of cases, we are party to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits (collectively, “Other Claims”) concerning investment products, the preparation of customers’ income tax returns, the fees charged customers for various products and services, losses incurred by customers with respect to their investment accounts, relationships with franchisees, intellectual property disputes, employment matters and contract disputes. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material adverse effect on our consolidated operating results, financial position or cash flows.

ITEM 1A. RISK FACTORS

Our businesses may be adversely affected by conditions in the global financial markets and economic conditions generally.
Our business may be materially affected by conditions in the global financial markets and economic conditions generally, and these conditions may change suddenly and dramatically. For example, the capital and credit markets have been experiencing extreme volatility and disruption, which have reached unprecedented levels in recent months. Difficulties in the mortgage and broader credit markets in the United States and elsewhere resulted in a relatively sudden and substantial decrease in the availability of credit and a corresponding increase in funding costs. These conditions have persisted during 2008 and we cannot predict how long these conditions will exist or how our business or financial statements may be affected. Limitations on the availability of credit, such as has occurred recently, may affect our ability to borrow in excess of our current commitments on a secured or unsecured basis, which may adversely affect our liquidity and results of operations. This could increase our cost of funding, which could reduce our profitability.
In addition, the recent downturn in the residential housing market and increase in mortgage defaults has, and may continue, to negatively impact our operating results. An economic recession will likely reduce the ability of our borrowers to repay mortgage loans, and declining home values would increase the severity of loss we may incur in the event of default. In addition to mortgage loans, we also extend secured and unsecured credit to other customers, including refund anticipation loans and Emerald Advance lines of credit to our tax preparation customers. We may incur significant losses on credit we extend, which in turn could reduce our profitability.

Other than the item discussed above, there have been no material changes in our risk factors from those reported at April 30, 2008 in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our purchases of H&R Block common stock during the second quarter of fiscal year 2009 is as follows:

(in 000s, except per share amounts)
			Total Number of Shares	Maximum $ Value
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased(1)	per Share	Plans or Programs(2)	the Plans or Programs(2)

August 1 – August 31	10	$24.56	-	$2,000,000
September 1 – September 30	3	$25.36	-	$2,000,000
October 1 – October 31	1	$19.88	-	$2,000,000

(1)	We purchased 14,365 shares in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on nonvested shares.
(2)	In June 2008, our Board of Directors rescinded previous authorizations to repurchase shares of our common stock, and approved an authorization to purchase up to $2.0 billion of our common stock over the next four years.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on September 4, 2008, at which time our directors were elected to serve until the 2009 annual meeting, and the proposals set forth below were submitted to a vote of shareholders. The number of votes cast for, against or withheld, the number of abstentions, and the number of no votes, if applicable, for each proposal was as follows:
Approval of an Amendment to the Company’s Restated Articles of Incorporation to Require an Independent Chairman of the Board of Directors

Votes For	277,970,181
Votes Against	4,090,530
Abstain	2,848,593

Approval of an Amendment to the Company’s Restated Articles of Incorporation to Decrease the Permissable Number of Directors

Votes For	280,473,181
Votes Against	1,520,092
Abstain	2,916,602

Approval of an Amendment to the Company’s Restated Articles of Incorporation to Impose Director Term Limits

Votes For	198,950,440
Votes Against	82,001,691
Abstain	3,957,744

Approval of an Amendment to the Company’s Restated Articles of Incorporation to Limit Voting Rights of Preferred Stock

Votes For	255,392,828
Votes Against	1,628,675
Abstain	2,966,718

Approval of an Advisory Proposal on the Company’s Executive Pay-for-Performance Compensation Policies and Procedures

Votes For	255,215,990
Votes Against	2,683,216
Abstain	27,010,669

Approval of the 2008 Deferred Stock Unit Plan for Outside Directors to replace the 1989 Stock Option Plan for Outside Directors

Votes For	232,444,901
Votes Against	24,457,615
Abstain	3,085,705

Ratification of the Appointment of Deloitte & Touche LLP as our Independent Accountants for the Fiscal Year Ended April 30, 2009

Votes For	281,260,703
Votes Against	783,550
Abstain	2,865,622

ITEM 6.	EXHIBITS

3.1	Amended and Restated Articles of Incorporation of H&R Block, Inc., as amended as of October 15, 2008.
3.2	Amended and Restated Bylaws of H&R Block, Inc., as amended through October 15, 2008.
10.1	H&R Block Severance Plan, as amended through September 4, 2008.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Russell P. Smyth
Russell P. Smyth
President and Chief Executive Officer
December 8, 2008

/s/  Becky S. Shulman
Becky S. Shulman
Senior Vice President, Treasurer and
Chief Financial Officer
December 8, 2008

/s/  Jeffrey T. Brown
Jeffrey T. Brown
Vice President and
Corporate Controller
December 8, 2008