Form 10-Q
period 2009-01-31
H&R BLOCK INC
filed 2009-03-06
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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

Yes          No   Ö

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on February 28, 2009 was 339,666,500 shares.

Form 10-Q for the Period Ended January 31, 2009

		Page

PART I	Financial Information

Item 1.	Condensed Consolidated Balance Sheets January 31, 2009 and April 30, 2008	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Three and Nine months Ended January 31, 2009 and 2008	2

	Condensed Consolidated Statements of Cash Flows Nine months Ended January 31, 2009 and 2008	3

	Condensed Consolidated Statements of Stockholders’ Equity Nine months Ended January 31, 2009 and 2008	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

PART II	Other Information

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6.	Exhibits	42

SIGNATURES		43

EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2

CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in 000s, except share and per share amounts)

	January 31, 2009	April 30, 2008

	(Unaudited)

ASSETS
Cash and cash equivalents	$1,269,203	$664,897
Cash and cash equivalents – restricted	75,893	7,031
Receivables, less allowance for doubtful accounts of $85,327 and $120,155	2,642,951	534,229
Prepaid expenses and other current assets	425,042	420,738
Assets of discontinued operations, held for sale	-	987,592

Total current assets	4,413,089	2,614,487
Mortgage loans held for investment, less allowance for loan losses of $75,615 and $45,401	781,755	966,301
Property and equipment, at cost, less accumulated depreciation and amortization of $642,220 and $620,460	383,704	363,664
Intangible assets, net	394,106	147,368
Goodwill	848,443	831,314
Other assets	480,795	700,291

Total assets	$7,301,892	$5,623,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Short-term borrowings	$690,485	$-
Customer banking deposits	2,115,708	785,624
Accounts payable, accrued expenses and other current liabilities	734,755	739,887
Accrued salaries, wages and payroll taxes	206,959	365,712
Accrued income taxes	143,791	439,380
Current portion of long-term debt	9,030	7,286
Federal Home Loan Bank borrowings	104,000	129,000
Liabilities of discontinued operations, held for sale	-	644,446

Total current liabilities	4,004,728	3,111,335
Long-term debt	2,002,647	1,031,784
Other noncurrent liabilities	454,512	492,488

Total liabilities	6,461,887	4,635,607

Commitments and contingencies
Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 444,176,510 and 435,890,796	4,442	4,359
Additional paid-in capital	835,329	695,959
Accumulated other comprehensive income (loss)	(16,614)	2,486
Retained earnings	2,015,650	2,384,449
Less treasury shares, at cost	(1,998,802)	(2,099,435)

Total stockholders’ equity	840,005	987,818

Total liabilities and stockholders’ equity	$7,301,892	$5,623,425

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	(unaudited, amounts in 000s, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008

Revenues:
Service revenues	$799,687	$710,250	$1,356,744	$1,267,924
Other revenues:
Product and other revenues	135,155	137,444	166,582	176,232
Interest income	58,604	47,110	93,498	101,358

	993,446	894,804	1,616,824	1,545,514

Operating expenses:
Cost of services	572,854	552,807	1,272,762	1,264,880
Cost of other revenues	111,713	96,234	216,890	194,929
Selling, general and administrative	208,814	247,320	464,054	514,403

	893,381	896,361	1,953,706	1,974,212

Operating income (loss)	100,065	(1,557)	(336,882)	(428,698)
Other income (expense), net	1,674	1,973	(1,802)	19,792

Income (loss) from continuing operations before income taxes (benefit)	101,739	416	(338,684)	(408,906)
Income taxes (benefit)	34,909	(6,674)	(143,930)	(168,893)

Net income (loss) from continuing operations	66,830	7,090	(194,754)	(240,013)
Net loss from discontinued operations	(19,467)	(54,448)	(26,476)	(612,196)

Net income (loss)	$47,363	$(47,358)	$(221,230)	$(852,209)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$0.20	$0.02	$(0.59)	$(0.74)
Net loss from discontinued operations	(0.06)	(0.17)	(0.08)	(1.89)

Net income (loss)	$0.14	$(0.15)	$(0.67)	$(2.63)

Basic shares	337,338	325,074	331,429	324,544

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$0.20	$0.02	$(0.59)	$(0.74)
Net loss from discontinued operations	(0.06)	(0.16)	(0.08)	(1.89)

Net income (loss)	$0.14	$(0.14)	$(0.67)	$(2.63)

Diluted shares	338,687	327,202	331,429	324,544

Dividends per share	$0.15	$0.14	$0.44	$0.42

Comprehensive income (loss):
Net income (loss)	$47,363	$(47,358)	$(221,230)	$(852,209)
Change in unrealized gain on available-for-sale securities, net	(1,707)	381	(4,271)	1,544
Change in foreign currency translation adjustments	(3,671)	(1,860)	(14,829)	(572)

Comprehensive income (loss)	$41,985	$(48,837)	$(240,330)	$(851,237)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, amounts in 000s)

Nine Months Ended January 31,	2009	2008

Cash flows from operating activities:
Net loss	$(221,230)	$(852,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,455	82,710
Stock-based compensation	20,364	30,131
Change in participation in tax client loans receivable	(1,048,993)	(1,693,506)
Operating cash flows of discontinued operations	99,425	(34,297)
Other, net of business acquisitions	(1,363,583)	(872,946)

Net cash used in operating activities	(2,423,562)	(3,340,117)

Cash flows from investing activities:
Principal repayments on mortgage loans held for investment, net	72,150	106,721
Purchases of property and equipment, net	(73,913)	(77,226)
Payments made for business acquisitions, net of cash acquired	(290,868)	(23,835)
Net cash provided by (used in) investing activities of discontinued operations:
Proceeds from sale of operating unit, net	303,983	-
Other	(48,917)	(1,675)
Other, net	23,839	7,382

Net cash provided by (used in) investing activities	(13,726)	11,367

Cash flows from financing activities:
Repayments of commercial paper	-	(5,125,279)
Proceeds from issuance of commercial paper	-	4,133,197
Repayments of other short-term borrowings	(928,983)	(2,161,177)
Proceeds from other short-term borrowings	2,565,281	5,097,662
Proceeds from issuance of Senior Notes	-	599,376
Customer deposits, net	1,326,584	828,872
Dividends paid	(147,569)	(137,049)
Acquisition of treasury shares	(7,387)	(7,237)
Proceeds from exercise of stock options	69,891	14,527
Proceeds from issuance of common stock, net	141,450	-
Net cash provided by financing activities of discontinued operations	4,783	634,208
Other, net	17,544	(32,331)

Net cash provided by financing activities	3,041,594	3,844,769

Net increase in cash and cash equivalents	604,306	516,019
Cash and cash equivalents at beginning of the period	664,897	816,917

Cash and cash equivalents at end of the period	$1,269,203	$1,332,936

Supplementary cash flow data:
Income taxes paid, net of refunds received of $156,522 and $89,865	$(13,006)	$(55,975)
Interest paid on borrowings	70,891	129,694
Interest paid on deposits	11,484	39,498
Non-cash investing activities:
Foreclosed assets	62,774	-

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	(unaudited, amounts in 000s, except per share amounts)

						Accumulated
			Convertible		Additional	Other
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity

Balances at April 30, 2007	435,891	$4,359	-	$-	$676,766	$(1,320)	$2,886,440	(112,672)	$(2,151,746)	$1,414,499
Remeasurement of uncertain tax positions upon adoption of FIN 48	-	-	-	-	-	-	(9,716)	-	-	(9,716)
Net loss	-	-	-	-	-	-	(852,209)	-	-	(852,209)
Unrealized translation loss	-	-	-	-	-	(572)	-	-	-	(572)
Change in net unrealized gain on available-for-sale securities	-	-	-	-	-	1,544	-	-	-	1,544
Stock-based compensation	-	-	-	-	37,150	-	-	-	-	37,150
Shares issued for:
Option exercises	-	-	-	-	(8,815)	-	-	1,072	20,478	11,663
Nonvested shares	-	-	-	-	(20,058)	-	-	938	17,917	(2,141)
ESPP	-	-	-	-	(65)	-	-	412	7,872	7,807
Acquisitions	-	-	-	-	35	-	-	8	158	193
Acquisition of treasury shares	-	-	-	-	-	-	-	(325)	(7,237)	(7,237)
Cash dividends paid — $0.42 per share	-	-	-	-	-	-	(137,049)	-	-	(137,049)

Balances at January 31, 2008	435,891	$4,359	-	$-	$685,013	$(348)	$1,887,466	(110,567)	$(2,112,558)	$463,932

Balances at April 30, 2008	435,891	$4,359	-	$-	$695,959	$2,486	$2,384,449	(109,880)	$(2,099,435)	$987,818
Net loss	-	-	-	-	-	-	(221,230)	-	-	(221,230)
Unrealized translation loss	-	-	-	-	-	(14,829)	-	-	-	(14,829)
Change in net unrealized gain on available-for-sale securities	-	-	-	-	-	(4,271)	-	-	-	(4,271)
Proceeds from common stock issuance, net of expenses	8,286	83	-	-	141,367	-	-	-	-	141,450
Stock-based compensation-		-	-	-	25,769	-	-	-	-	25,769
Shares issued for:
Option exercises	-	-	-	-	(7,023)	-	-	4,341	82,954	75,931
Nonvested shares	-	-	-	-	(20,345)	-	-	1,011	19,326	(1,019)
ESPP	-	-	-	-	(423)	-	-	292	5,577	5,154
Acquisitions	-	-	-	-	25	-	-	9	163	188
Acquisition of treasury shares	-	-	-	-	-	-	-	(355)	(7,387)	(7,387)
Cash dividends paid — $0.44 per share	-	-	-	-	-	-	(147,569)	-	-	(147,569)

Balances at January 31, 2009	444,177	$4,442	-	$-	$835,329	$(16,614)	$2,015,650	(104,582)	$(1,998,802)	$840,005

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation
The condensed consolidated balance sheet as of January 31, 2009, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended January 31, 2009 and 2008, the condensed consolidated statements of cash flows for the nine months ended January 31, 2009 and 2008, and the condensed consolidated statements of stockholders’ equity for the nine months ended January 31, 2009 and 2008 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders’ equity at January 31, 2009 and for all periods presented have been made.
“H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no effect on our results of operations or stockholders’ equity as previously reported. Effective November 1, 2008, we sold H&R Block Financial Advisors, Inc. (HRBFA) to Ameriprise Financial, Inc. (Ameriprise). As of January 31, 2009, HRBFA and its direct corporate parent are presented as discontinued operations in the condensed consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations. See additional discussion in note 17.
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

Concentrations of Risk
Cash deposits in bank accounts in excess of insured or guaranteed limits are exposed to loss in the event of nonperformance by the financial institution. We had cash deposits in excess of these limits of approximately $30 million at January 31, 2009. We have not historically experienced any losses on bank deposits. In addition to cash deposits with financial institutions, we had investments totaling approximately $1 billion and $110 million in federal funds sold and money market funds, respectively, at January 31, 2009.
Our mortgage loans held for investment include concentrations of loans to borrowers in certain states, which may result in increased exposure to loss as a result of changes in real estate values and underlying economic or market conditions related to a particular geographical location. Approximately 50% of our mortgage loan portfolio consists of loans to borrowers located in the states of Florida, California and New York.

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

			(in 000s, except
			per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2009	2008	2009	2008

Net income (loss) from continuing operations	$66,830	$7,090	$(194,754)	$(240,013)

Basic weighted average common shares	337,338	325,074	331,429	324,544
Potential dilutive shares from stock options and nonvested shares	1,347	2,126	-	-
Convertible preferred stock	2	2	-	-

Dilutive weighted average common shares	338,687	327,202	331,429	324,544

Earnings (loss) per share from continuing operations:
Basic	$0.20	$0.02	$(0.59)	$(0.74)
Diluted	0.20	0.02	(0.59)	(0.74)

Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 16.0 million shares and 18.0 million shares for the three months ended January 31, 2009 and 2008, respectively, as the effect would be antidilutive. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 20.2 million shares and 24.8 million shares for the nine months ended January 31, 2009 and 2008, respectively, as the effect would be antidilutive due to the net loss from continuing operations during each period.
The weighted average shares outstanding for the three and nine months ended January 31, 2009 increased to 337.3 million and 331.4 million, respectively, from 325.1 million and 324.5 million for the three and nine months ended January 31, 2008, respectively, primarily due to the issuance of shares of our common stock in October 2008. On October 27, 2008, we sold 8.3 million shares of our common stock, without par value, at a price of $17.50 per share in a registered direct offering through subscription agreements with selected institutional investors. We received net proceeds of $141.5 million, after deducting placement agent fees and other offering expenses.
During the nine months ended January 31, 2009 and 2008, we issued 5.7 million and 2.4 million shares of common stock, respectively, due to the exercise of stock options, employee stock purchases and vesting of nonvested shares.
During the nine months ended January 31, 2009, we acquired 0.4 million shares of our common stock, which represent shares swapped or surrendered to us in connection with the vesting of nonvested shares and the exercise of stock options, at an aggregate cost of $7.4 million. During the nine months ended January 31, 2008, we acquired 0.3 million shares of our common stock, which represent shares swapped or surrendered to us in connection with the vesting of nonvested shares and the exercise of stock options, at an aggregate cost of $7.2 million.
During the nine months ended January 31, 2009, we granted 5.1 million stock options and 1.0 million nonvested shares and units in accordance with our stock-based compensation plans. The weighted average fair value of options granted was $3.80 for manager options and $2.83 for options granted to our seasonal associates. At January 31, 2009, the total unrecognized compensation cost for options and nonvested shares and units was $12.2 million and $17.5 million, respectively.

3.	Business Combinations
Effective November 3, 2008, we acquired the assets and franchise rights of our last major independent franchise operator for an aggregate purchase price of $278.6 million. Results related to the acquired business have been included in our condensed consolidated financial statements since November 3, 2008. Pro forma results of operations have not been presented as the effects of this acquisition were not material to our results. The accompanying balance sheet reflects a preliminary allocation of the purchase price to assets acquired and liabilities assumed as follows:

(in 000s)

Property and equipment	$6,169
Goodwill	16,062
Reacquired franchise rights	177,386
Franchise agreements	54,977
Customer relationships	24,264
Noncompete agreements	756
Other	735
Liabilities	(1,740)

$278,609

Goodwill recognized in this transaction is included in the Tax Services segment and is deductible for tax purposes.

4.	Receivables
Receivables related to our continuing operations consist of the following:

			(in 000s)

	January 31, 2009	January 31, 2008	April 30, 2008

Participation in tax client loans	$1,122,347	$1,763,030	$73,354
Emerald Advance lines of credit	688,663	361,263	5,115
Business Services accounts receivable	335,893	257,010	320,377
Receivables for tax-related fees	309,379	117,328	47,301
Royalties from franchisees	80,603	68,573	1,784
Loans to franchisees	66,317	71,349	53,536
Other	125,076	119,740	152,917

	2,728,278	2,758,293	654,384
Allowance for doubtful accounts	(85,327)	(78,847)	(120,155)

	$2,642,951	$2,679,446	$534,229

5.	Mortgage Loans Held for Investment
The composition of our mortgage loan portfolio as of January 31, 2009 and April 30, 2008 is as follows:

				(dollars in 000s)

	January 31, 2009		April 30, 2008

	Amount	% of Total	Amount	% of Total

Adjustable-rate loans	$566,475	67%	$715,919	71%
Fixed-rate loans	284,727	33%	288,721	29%

	851,202	100%	1,004,640	100%
Unamortized deferred fees and costs	6,168		7,062
Less: Allowance for loan losses	(75,615)		(45,401)

	$781,755		$966,301

Activity in the allowance for mortgage loan losses for the nine months ended January 31, 2009 and 2008 is as follows:
(in 000s)

Nine Months Ended January 31,	2009	2008

Balance at beginning of the period	$45,401	$3,448
Provision	51,953	12,345
Recoveries	50	999
Charge-offs	(21,789)	(932)

Balance at end of the period	$75,615	$15,860

The loan loss provision increased significantly during the current period as a result of declining collateral values due to a decline in residential home prices, and increasing delinquencies occurring in our portfolio. Our loan loss reserve as a percent of mortgage loans was 8.82% at January 31, 2009, compared to 4.49% at April 30, 2008.
In cases where we modify a loan and in so doing grant a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (TDR). TDR loans totaled $153.7 million and $37.2 million at January 31, 2009 and April 30, 2008, respectively.
Loans 60 days past due are considered impaired. Impaired and TDR loans at January 31, 2009 and April 30, 2008 totaled $258.2 million and $128.9 million, respectively.

6.	Goodwill and Intangible Assets
Changes in the carrying amount of goodwill of continuing operations for the nine months ended January 31, 2009 consist of the following:
(in 000s)

	April 30, 2008	Additions	Impairment	Other	January 31, 2009

Tax Services	$431,981	$19,820	$(2,188)	$(3,506)	$446,107
Business Services	399,333	3,003	-	-	402,336

Total	$831,314	$22,823	$(2,188)	$(3,506)	$848,443

We test goodwill for impairment annually at the beginning of our fourth quarter, or more frequently if events occur indicating it is more likely than not the fair value of a reporting unit’s net assets has been reduced below its carrying value.
During the nine months ended January 31, 2009, we recorded a $2.2 million impairment in our Tax Services segment relating to the goodwill of a small digital business acquired in fiscal year 2005. No other events indicating possible impairment of goodwill were identified during the nine months ended January 31, 2009.
Intangible assets of continuing operations consist of the following:

(in 000s)

	January 31, 2009			April 30, 2008

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$72,535	$(24,462)	$48,073	$46,479	$(22,007)	$24,472
Noncompete agreements	23,261	(20,587)	2,674	22,966	(19,981)	2,985
Reacquired franchise rights	177,386	-	177,386	-	-	-
Franchise agreements	54,977	(611)	54,366	-	-	-
Purchased technology	12,500	(3,751)	8,749	12,500	(2,283)	10,217
Trade name	1,025	(192)	833	1,025	(117)	908
Business Services:
Customer relationships	146,040	(108,508)	37,532	143,402	(100,346)	43,056
Noncompete agreements	33,068	(19,344)	13,724	32,303	(17,589)	14,714
Trade name – amortizing	2,600	(2,600)	-	3,290	(3,043)	247
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769

	$579,029	$(184,923)	$394,106	$317,602	$(170,234)	$147,368

Amortization of intangible assets of continuing operations for the three and nine months ended January 31, 2009 was $6.8 million and $20.4 million, respectively, and $5.5 million and $17.7 million for the three and nine months ended January 31, 2008, respectively. Estimated amortization of intangible assets for fiscal years 2009 through 2013 is $26.8 million, $29.9 million, $28.0 million, $25.2 million and $21.1 million, respectively.

7.	Borrowings
Borrowings of continuing operations consist of the following:
(in 000s)

	January 31, 2009	January 31, 2008	April 30, 2008

Short-term borrowings:
HSBC credit facility	$690,485	$1,683,317	$-
Other credit facilities	-	28,168	-

	$690,485	$1,711,485	$-

Long-term borrowings:
CLOC borrowings, due August 2010	$970,813	$1,800,000	$-
Senior Notes, 7.875%, due January 2013	599,507	599,383	599,414
Senior Notes, 5.125%, due October 2014	398,648	398,412	398,471
Other	42,709	23,948	41,185

	2,011,677	2,821,743	1,039,070
Less: Current portion	(9,030)	(8,332)	(7,286)

	$2,002,647	$2,813,411	$1,031,784

At January 31, 2009, we maintained $2.0 billion in revolving credit facilities to support commercial paper issuance and for general corporate purposes. These unsecured committed lines of credit (CLOCs), and outstanding borrowings thereunder, have a maturity date of August 2010 and an annual facility fee in a range of six to fifteen basis points per annum, based on our credit ratings. We had $970.8 million outstanding as of January 31, 2009 to support working capital requirements primarily arising from off-season operating losses, to pay dividends and acquire businesses. These borrowings are included in long-term debt on our condensed consolidated balance sheet due to their contractual maturity date. The CLOCs, among other things, require we maintain at least $650.0 million of net worth on the last day of any fiscal quarter. We had net worth of $840.0 million at January 31, 2009.
Lehman Brothers Bank, FSB (Lehman) is a participating lender in our $2.0 billion CLOCs, with a $50.0 million credit commitment. In September 2008, Lehman’s parent company declared bankruptcy. Since then, Lehman has not honored any funding requests under these facilities, thereby effectively reducing our available liquidity under our CLOCs to $1.95 billion. We do not expect this change to have a material impact on our liquidity.
We entered into a committed line of credit agreement with HSBC Finance Corporation (HSBC) effective January 14, 2009 for use as a funding source for the purchase of refund anticipation loan (RAL) participations. This line provides funding totaling $2.5 billion through March 30, 2009 and $120.0 million thereafter through June 30, 2009. This line is subject to various covenants that are similar to our primary CLOCs, and is secured by our RAL participations. At January 31, 2009, there was $690.5 million outstanding on this facility. Our contract with HSBC provides for them to fund RALs through 2011, with an option to renew, at our discretion, through 2013. We have also had a contract each of the last two years under which HSBC has funded our participation interest in RALs.
H&R Block Bank (HRB Bank) is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which extends credit to member banks based on eligible collateral. At January 31, 2009, HRB Bank had total FHLB advance capacity of $434.1 million. There was $104.0 million outstanding on this facility, leaving remaining availability of $330.1 million. Mortgage loans held for investment of $698.6 million serve as eligible collateral and are used to determine total capacity.

8.	Income Taxes
We file a consolidated federal income tax return in the United States and file tax returns in various state and foreign jurisdictions. Consolidated tax returns for the years 1999 through 2007 are currently under examination by the Internal Revenue Service (IRS). Tax years prior to 1999 are closed by statute. Historically, tax returns in various foreign and state jurisdictions are examined and settled upon completion of the exam.

During the three and nine months ended January 31, 2009, we accrued an additional $2.9 million and $6.9 million, respectively, of interest and penalties related to our uncertain tax positions. We had unrecognized tax benefits of $128.3 million and $137.6 million at January 31, 2009 and April 30, 2008, respectively. The unrecognized tax benefits decreased $9.3 million in the current year, due primarily to settlement payments. We have classified the liability for unrecognized tax benefits, including corresponding accrued interest, as long-term at January 31, 2009, which is included in other noncurrent liabilities on the condensed consolidated balance sheet. Amounts that we expect to pay, or for which statutes expire, within the next twelve months have been included in accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheet.
During the third quarter of fiscal year 2009 we received tax refunds of $156.5 million, the majority of which was recorded as a receivable included in other assets on our condensed consolidated financial statements as of April 30, 2008.
Based upon the expiration of statutes of limitations, payments of tax and other factors in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $6 to $7 million within twelve months of January 31, 2009.

9.	Interest Income and Expense
The following table shows the components of interest income and expense of our continuing operations. Operating interest expense is included in cost of other revenues, and interest expense on acquisition debt is included in other income (expense), net on our condensed consolidated statements of operations.
(in 000s)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Interest income:
Mortgage loans, net	$11,131	$17,198	$36,494	$60,140
Emerald Advance lines of credit	43,311	19,516	44,539	19,516
Other	4,162	10,396	12,465	21,702

	$58,604	$47,110	$93,498	$101,358

Operating interest expense:
Borrowings	$21,623	$21,014	$60,849	$41,674
Deposits	3,719	11,464	11,646	37,928
FHLB advances	1,326	1,349	3,981	4,709

	26,668	33,827	76,476	84,311
Interest expense – acquisition debt	392	624	1,221	1,871

Total interest expense	$27,060	$34,451	$77,697	$86,182

10.	Fair Value
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents for each hierarchy level the financial assets of our continuing operations that are measured at fair value on a recurring basis at January 31, 2009:
(dollars in 000s)

	Total	Level 1	Level 2	Level 3

Available-for-sale securities	$45,640	$2,975	$42,665	$-
Mortgage loans held for sale	9,596	-	9,596	-
Residual interests in securitizations	5,122	-	-	5,122

	$60,358	$2,975	$52,261	$5,122

As a percentage of total assets	0.8%	0.0%	0.7%	0.1%

The following table presents changes in Level 3 financial assets measured at fair value on a recurring basis:
(in 000s)

	Three Months Ended	Nine Months Ended
	January 31, 2009	January 31, 2009

Fair value, beginning of period	$9,487	$16,678
Losses:
Included in earnings	(931)	(6,153)
Included in other comprehensive income (loss)	(2,604)	(2,920)
Cash received	(830)	(2,483

Fair value, end of period	$5,122	$5,122

Mortgage loans held for sale are included in prepaid expenses and other current assets, and available-for-sale securities and residual interests in securitizations are included in other assets on our condensed consolidated balance sheets.

Fair Value Option
We adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) on May 1, 2008. SFAS 159 permits an instrument by instrument irrevocable election to account for selected financial assets and financial liabilities at fair value. We did not elect to apply the fair value option to any eligible financial assets or financial liabilities on May 1, 2008 or during the nine months ended January 31, 2009. Subsequent to the initial adoption, we may elect to account for selected financial assets and financial liabilities at fair value. Such an election could be made at the time an eligible financial asset, financial liability or firm commitment is recognized or when certain specified reconsideration events occur.

11.	Other Noncurrent Assets and Liabilities
We have deferred compensation plans that permit directors and certain employees to defer portions of their compensation and accrue income on the deferred amounts. Included in other noncurrent liabilities is $122.3 million and $155.1 million at January 31, 2009 and April 30, 2008, respectively, reflecting our obligation under these plans.
We may purchase whole-life insurance contracts on certain director and employee participants to recover distributions made or to be made under the plans. The cash surrender value of the policies and other assets held by the Deferred Compensation Trust is recorded in other noncurrent assets and totaled $112.9 million and $163.1 million at January 31, 2009 and April 30, 2008, respectively. These assets are restricted, as they are only available to fund the related liability. The decrease in value of these assets and liabilities are primarily due to current market conditions. Losses on certain invested assets are not deductible for income taxes and therefore have had an impact on our income tax rates in the current fiscal year.

12.	Regulatory Requirements
HRB Bank and the Company are subject to various regulatory requirements, including capital guidelines for HRB Bank, administered by federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HRB Bank and our consolidated financial statements. All savings associations are subject to the capital adequacy guidelines and the regulatory framework for prompt corrective action. HRB Bank must meet specific capital guidelines that involve quantitative measures of HRB Bank’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. HRB Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. HRB Bank files its regulatory Thrift Financial Report (TFR) on a calendar quarter basis with the Office of Thrift Supervision (OTS).
Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital, as set forth in the table below. In addition to these minimum ratio requirements, HRB Bank is required to continually maintain a 12.0% minimum leverage ratio as a condition of its charter-approval order through fiscal year 2009. This condition was extended through fiscal year 2012 as a result of a Supervisory Directive issued on May 29, 2007. As of January 31, 2009, HRB Bank’s leverage ratio was 13.8%.
As of December 31, 2008, our most recent TFR filing, HRB Bank was a “well capitalized” institution under the prompt corrective action provisions of the Federal Deposit Insurance Corporation (FDIC). The five capital categories are: (1) “well capitalized” (total risk-based capital ratio of 10%, Tier 1 Risk-based capital ratio of 6% and leverage ratio of 5%); (2) “adequately capitalized”; (3) “undercapitalized”; (4) “significantly undercapitalized”; and (5) “critically undercapitalized.” There are no conditions or events since December 31, 2008 that management believes have changed HRB Bank’s category.

The following table sets forth HRB Bank’s regulatory capital requirements at December 31, 2008, as calculated in the most recently filed TFR:

(dollars in 000s)

					To Be Well
					Capitalized
			For Capital Adequacy		Under Prompt
	Actual		Purposes		Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio(1)	$268,259	22.1%	$97,294	8.0%	$121,617	10.0%
Tier 1 risk-based capital ratio(2)	$252,471	20.8%	n/a	n/a	$72,970	6.0%
Tier 1 capital ratio (leverage)(3)	$252,471	13.3%	$228,368	12.0%	$95,153	5.0%
Tangible equity ratio(4)	$252,471	13.3%	$28,546	1.5%	n/a	n/a

(1)	Total risk-based capital divided by risk-weighted assets.
(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.
(3)	Tier 1 (core) capital divided by adjusted total assets.
(4)	Tangible capital divided by tangible assets.

Block Financial LLC (BFC) made an additional capital contribution to HRB Bank of $245.0 million during the nine months ended January 31, 2009. This contribution was necessary for HRB Bank to meet its capital requirements due to seasonal fluctuations in its balance sheet. During the three months ended January 31, 2009, we submitted an application to the OTS requesting that HRB Bank be allowed to pay dividends to BFC in an amount that will not exceed the capital necessary to continuously maintain HRB Bank’s required 12.0% leverage ratio. The OTS approved our application on January 12, 2009.

13.	Commitments and Contingencies
Changes in the deferred revenue liability related to our Peace of Mind (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the condensed consolidated balance sheets, are as follows:

(in 000s)

Nine Months Ended January 31,	2009	2008

Balance, beginning of period	$140,583	$142,173
Amounts deferred for new guarantees issued	23,480	19,672
Revenue recognized on previous deferrals	(56,375)	(56,881)

Balance, end of period	$107,688	$104,964

The following table summarizes certain of our other contractual obligations and commitments:

(in 000s)

As of	January 31, 2009	April 30, 2008

Franchise Equity Lines of Credit	$83,863	$79,134
Contingent business acquisition obligations	29,103	24,288
Media advertising purchase obligation	59,715	19,043

We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Other guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counterparties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the terms of the indemnities may vary and in many cases are limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair value of guarantees and indemnifications relating to our continuing operations is not material as of January 31, 2009.

Discontinued Operations
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
The following table summarizes SCC’s loan repurchase and indemnification activity:

(in 000s)

	Nine Months Ended		Year Ended
	January 31, 2009	January 31, 2008	April 30, 2008

Loan repurchase and indemnification liability at end of period	$213,120	$68,969	$243,066
Loans repurchased and indemnification payments during the period	38,290	480,943	515,370
Reserves added during the period	-	379,440	582,373

As described more fully in note 17, we entered into indemnifications in connection with our November 2008 sale of HRBFA and recorded a liability with an estimated fair value of $15.5 million at January 31, 2009.
We have recorded a restructuring liability which primarily relates to estimated lease obligations for vacant space resulting from office closings and employee severance costs for our discontinued mortgage businesses. These liabilities are included in accounts payable, accrued expenses and other current liabilities and accrued salaries, wages and payroll taxes on our condensed consolidated balance sheet, respectively. Actual results could differ from these estimates. Changes in our restructuring liability during the nine months ended January 31, 2009 are as follows:

(in 000s)

	Accrual Balance as of	Cash	Other	Accrual Balance as of
	April 30, 2008	Payments	Adjustments	January 31, 2009

Employee severance costs	$4,807	$(4,871)	$428	$364
Contract termination costs	23,113	(12,054)	1,779	12,838

	$27,920	$(16,925)	$2,207	$13,202

14.	Litigation and Related Contingencies
We are party to investigations, legal claims and lawsuits arising out of our business operations. We accrue our best estimate of the probable loss upon resolution of investigations, legal claims and lawsuits, which totaled $10.5 million and $11.5 million at January 31, 2009 and April 30, 2008, respectively. With respect to most of the matters described below, we have concluded that a loss is not probable and therefore no liability has been recorded.

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
The amounts claimed in the RAL Cases have been very substantial in some instances, with one settlement resulting in a pretax expense of $43.5 million in fiscal year 2003 (the “Texas RAL Settlement”) and other settlements resulting in a combined pretax expense in fiscal year 2006 of $70.2 million. On December 31, 2008, we reached a settlement with the California attorney general in the case entitled The People of California v. H&R Block, Inc., H&R Block Services, Inc., H&R Block Enterprises, Inc., H&R Block Tax Services, Inc., Block Financial Corporation, HRB Royalty, Inc., and Does 1 through 50, Case No., CGC-06-449461, in the California Superior Court, San Francisco County (the “California AG Case”). Pursuant to the terms of the settlement, we agreed to pay $2.45 million in restitution to certain clients who obtained a refund anticipation loan or a refund anticipation check, $500,000 in civil penalties and $1.9 million in fees and costs.
Following settlement of the California AG Case, we have one remaining putative RAL class action. We believe we have meritorious defenses to this RAL Case and we intend to defend it vigorously. There can be no assurances, however, as to the outcome of the pending RAL Case or regarding the impact of the pending RAL Case on our financial statements. There were no other significant developments regarding the RAL Cases during the three months ended January 31, 2009.

Peace of Mind Litigation
We are defendants in lawsuits regarding our Peace of Mind program (collectively, the “POM Cases”), under which our applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The POM Cases are described below.
Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Case No. 08-CV-591 in the U.S. District Court for the Southern District of Illinois, is a class action case originally filed in the Circuit Court of Madison County, Illinois on January 18, 2002, in which class certification was granted on August 27, 2003. The plaintiffs allege that the sale of POM guarantees constitutes (1) statutory fraud by selling insurance without a license, (2) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (3) a breach of fiduciary duty. The court has certified plaintiff classes consisting of all persons who reside in 13 specified states and who from January 1, 1997 to final judgment (1) were charged a separate fee for POM by “H&R Block”; (2) were charged a separate fee for POM by an “H&R Block” entity not licensed to sell insurance; or (3) had an unsolicited charge for POM posted to their bills by “H&R Block.” Persons who received the POM guarantee through an H&R Block Premium office were excluded from the plaintiff class. In August 2008, we removed the case from state court in Madison County, Illinois to the U.S. District Court for the Southern District of Illinois. On December 17, 2008, the case was remanded back to state court. We have filed a petition to appeal this ruling.
There is one other putative class action pending against us in Texas that involves the POM guarantee. This case is pending before the same judge that presided over the Texas RAL Settlement, involves the same plaintiffs’ attorneys that are involved in the Marshall litigation in Illinois, and contains allegations similar to those in the Marshall case. No class has been certified in this case.
We believe we have meritorious defenses to the claims in the POM Cases, and we intend to defend them vigorously. The amounts claimed in the POM Cases are substantial, and there can be no assurances as to the outcome of these pending actions individually or in the aggregate.

Express IRA Litigation
On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) entitled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc. et al. The complaint alleged fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and sought equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. On July 12, 2007, the Supreme Court of the State of New York issued a ruling that dismissed all defendants other than HRBFA and the claims of common law fraud. The intermediate appellate court reversed this ruling on January 6, 2009. We filed a petition for appeal with the highest state appellate court on January 30, 2009. We believe we have meritorious defenses to the claims in this case, and we intend to defend this case vigorously, but there are no assurances as to its outcome.
On January 2, 2008, the Mississippi Attorney General filed a lawsuit in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) entitled Jim Hood, Attorney for the State of Mississippi v. H&R Block, Inc., et al. The complaint alleged fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and sought equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. The defendants have filed a motion to dismiss. We believe we have meritorious defenses to the claims in this case, and we intend to defend this case vigorously, but there are no assurances as to its outcome.
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
Although we sold HRBFA effective November 1, 2008, we remain responsible for the Express IRA litigation through an indemnification agreement with Ameriprise. See additional discussion in note 17. The amounts claimed in these cases are substantial. We believe we have meritorious defenses to the claims in these cases, and we intend to defend these cases vigorously, but there are no assurances as to their outcome.

Securities Litigation
On April 6, 2007, a putative class action styled In re H&R Block Securities Litigation was filed against the Company and certain of its officers in the United States District Court for the Western District of Missouri. The complaint alleges, among other things, deceptive, material and misleading financial statements and failure to prepare financial statements in accordance with generally accepted accounting principles. The complaint sought unspecified damages and equitable relief. The court dismissed the complaint on February 19, 2008, and plaintiffs appealed the dismissal on March 18, 2008. In addition, plaintiffs in a shareholder derivative action that was consolidated into the securities litigation filed a separate appeal on March 18, 2008, contending that the derivative action was improperly consolidated. The derivative action is Iron Workers Local 16 Pension Fund v. H&R Block, et al., in the United States District Court for the Western District of Missouri, Case No.06-cv-00466-ODS (instituted on June 8, 2006) and was brought against certain of our directors and officers purportedly on behalf of the Company. The derivative action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste, and unjust enrichment pertaining to (1) our restatement of financial results in fiscal year 2006 due to errors in determining our state effective income tax rate and (2) certain of our products and business activities. We believe we have meritorious defenses to the claims in these cases and intend to defend this litigation vigorously. We currently do not believe that we will incur a material loss with respect to this litigation.

RSM McGladrey Litigation
RSM McGladrey Business Services, Inc. and certain of its subsidiaries are parties to a putative class action filed on July 11, 2006 and entitled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations regarding business valuation services provided by RSM EquiCo, Inc., including fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition and seeks unspecified damages, restitution and equitable relief. A hearing on plaintiffs’ motion for class certification is scheduled for March 6, 2009. We intend to defend this case vigorously. The amount claimed in this action is substantial and there can be no assurance regarding the outcome and resolution of this matter. It is reasonably possible that we could incur losses with respect to this litigation, although an estimate of such losses cannot be made in light of the early stage of the litigation.
RSM McGladrey, Inc. (RSM) has a relationship with certain public accounting firms (collectively, “the Attest Firms”) pursuant to which (1) some RSM employees are also partners or employees of the Attest Firms, (2) many clients of the Attest Firms are also RSM clients, and (3) our RSM McGladrey brand is closely linked to the Attest Firms. The Attest Firms are parties to claims and lawsuits (collectively, “Attest Firm Claims”) arising in the normal course of business. Judgments or settlements arising from Attest Firm Claims exceeding the Attest Firms’ insurance coverage could have a direct adverse effect on Attest Firm operations and could impair RSM’s ability to attract and retain clients and quality professionals. For example, accounting and auditing firms (including one of the Attest Firms) recently have become subject to claims based on losses their clients suffered from investments in investment funds managed by third parties. Although RSM may not have a direct liability for significant Attest Firm Claims, such Attest Firm Claims could have a material adverse effect on RSM’s operations and impair the value of our investment in RSM. There is no assurance regarding the outcome of the Attest Firm Claims.

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
On June 3, 2008, the Massachusetts Attorney General filed a lawsuit in the Superior Court of Suffolk County, Massachusetts (Case No. 08-2474-BLS) entitled Commonwealth of Massachusetts v. H&R Block, Inc., et al., alleging unfair, deceptive and discriminatory origination and servicing of mortgage loans and seeking equitable relief, disgorgement of profits, restitution and statutory penalties. On November 10, 2008, the court granted a preliminary injunction limiting the ability of the owner of SCC’s former loan servicing business to initiate or advance foreclosure actions against certain loans originated by SCC or its subsidiaries without (1) advance notice to the Massachusetts Attorney General and (2) if the Attorney General objects to foreclosure, approval by the court. The preliminary injunction generally applies to loans meeting all of the following four characteristics: (1) adjustable rate mortgages with an introductory period of three years or less, (2) the borrower has a debt-to-income ratio generally exceeding 50 percent, (3) an introductory interest rate at least 2 percent lower than the fully indexed rate (unless the debt-to-income ratio is 55% or greater) and (4) loan-to-value ratio of 97 percent or certain prepayment penalties. We have appealed this preliminary injunction. We believe we have meritorious defenses to the claims in this case, and we intend to defend this case vigorously, but there are no assurances as to its outcome.
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
In addition to the aforementioned types of cases, we are party to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits (collectively, “Other Claims”) concerning the preparation of customers’ income tax returns, the fees charged customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters and contract disputes. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material adverse effect on our consolidated operating results, financial position or cash flows.

15.	Segment Information
Results of our continuing operations by reportable operating segment are as follows:

(in 000s)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Revenues:
Tax Services	$761,735	$661,787	$936,104	$822,454
Business Services	185,177	191,884	592,873	623,755
Consumer Financial Services	45,195	39,305	80,980	89,608
Corporate	1,339	1,828	6,867	9,697

	$993,446	$894,804	$1,616,824	$1,545,514

Pretax income (loss):
Tax Services	$130,443	$45,879	$(218,045)	$(325,559)
Business Services	10,695	6,614	23,481	16,489
Consumer Financial Services	(3,268)	12,318	(36,014)	12,751
Corporate	(36,131)	(64,395)	(108,106)	(112,587)

Income (loss) from continuing operations before income taxes (benefit)	$101,739	$416	$(338,684)	$(408,906)

As of January 31, 2009, the financial results of HRBFA are presented as discontinued operations. Accordingly, all periods presented above for our Consumer Financial Services segment have been revised to exclude results for discontinued businesses, and now reflect only the results of HRB Bank.

16.	Accounting Pronouncements
In June 2008, FASB Staff Position on EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP 03-6-1) was issued. FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the process of allocating earnings for purposes of computing earnings per share. This guidance is effective for financial statements issued for fiscal years and the related interim periods beginning after December 15, 2008. Early application is not permitted. The provisions of FSP 03-6-1 are effective for our first fiscal quarter of 2010. We are currently evaluating what effect FSP 03-6-1 will have on our consolidated financial statements.
In December 2007, Statement of Financial Accounting Standards No. 141(R), “Business Combinations,” (SFAS 141R), and Statement of Financial Accounting Standards No. 160, “Non-Controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (SFAS 160) were issued. These standards will require an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction, including non-controlling interests, at the acquisition-date fair value with limited exceptions. SFAS 141R will require acquisition-related expenses to be expensed and will generally require contingent consideration to be recorded as a liability at the time of acquisition. Under SFAS 141R, subsequent changes to deferred tax valuation allowances relating to acquired businesses and acquired liabilities for uncertain tax positions will no longer be applied to goodwill but will instead be typically recognized as an adjustment to income tax expense. The provisions of these standards are effective as of the beginning of our fiscal year 2010.
We are currently evaluating what effect the adoption of SFAS 141R and SFAS 160 will have on our consolidated financial statements.
As discussed in note 10, we adopted SFAS 157 and SFAS 159 as of May 1, 2008.

17.	Discontinued Operations
Effective November 1, 2008, we sold HRB Financial Corporation, including our securities brokerage business formerly conducted through HRBFA, to Ameriprise. As a result of this transaction, we received cash proceeds, net of selling costs, of $304.0 million, plus repayment of net intercompany liabilities of $46.6 million. The carrying value of our investment in this business at the date of disposition was $293.7 million. We deferred recognition of a portion of the sale proceeds totaling $7.0 million, which represents the estimated value of an ongoing collaboration arrangement with our Tax Services businesses.
In connection with the sale, we indemnified Ameriprise against certain losses relating to pre-acquisition contingencies, including matters involving compliance with ERISA and the Fair Labor Standards Act, tax matters, and certain pending litigation. Certain indemnities are subject to a maximum aggregate payment of $31.5 million, while other indemnities are not subject to any stated limit. The indemnities are not subject to a stated term. FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires that we recognize a liability for the estimated fair value of guarantee and indemnification obligations at the inception of the arrangement. We have estimated an aggregate fair value of $15.5 million relating to the Ameriprise indemnifications and recorded a liability in that amount as of the date of sale. Subsequent changes in the estimated fair value of these indemnification obligations will be recorded in discontinued operations.
The transaction resulted in a capital loss for income tax purposes and, with the exception of benefits of approximately $10 million recorded during the quarter ended October 31, 2008, is not currently expected to result in a tax benefit. Net of selling expenses, deferrals, and indemnification liabilities, we recorded a loss during the quarter ended January 31, 2009 in connection with the disposition of this business totaling $12.2 million.
At January 31, 2009, HRBFA had $21.2 million invested in the Reserve Primary Fund (Reserve Fund), a money market fund. That balance was reduced to $14.5 million at February 20, 2009, reflecting an additional fund distribution as of that date. The Reserve Fund is currently in orderly liquidation under the supervision of the Securities and Exchange Commission (SEC) and its net asset value has fallen below its stated value of $1.00 per share. The most recent net asset values communicated by the Reserve Fund were $0.97 per share as of February 26, 2009. However, the Reserve Fund has indicated that it has established a “special reserve” for contingent damages and defense costs relating to pending litigation and, accordingly, fund distributions are currently being made at $0.917 per share. This asset was sold to Ameriprise in connection with the sale of HRBRA at a contractually agreed to value of $0.92 per share. Although this investment is no longer reported in our balance sheet we are subject to contingent gains or losses, through post-closing purchase price adjustments, to the extent ultimate redemptions from the Reserve Fund are greater or less than $0.92 per share. Assuming HRBFA recovered its invested principal in full, we would recognize a gain at that time of approximately $8 million. Assuming HRBFA received no further distributions from the Reserve Fund, we would ultimately record additional losses of approximately $7 million.
As of January 31, 2009, the results of operations of HRBFA and its direct corporate parent are presented as discontinued operations in the condensed consolidated financial statements. All periods presented reflect our discontinued operations.

Overhead costs which would have previously been allocated to discontinued businesses totaled $4.6 million for the nine months ended January 31, 2009 and $4.0 million and $11.6 million for the three and nine months ended January 31, 2008, respectively. These amounts are included in continuing operations.
The financial results of discontinued operations are as follows:

(in 000s)
	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008

Net revenue	$609	$109,363	$130,205	$(52,777)

Pretax loss	$(20,054)	$(93,440)	$(47,443)	$(978,000)
Income tax benefit	(587)	(38,992)	(20,967)	(365,804)

Net loss from discontinued operations	$(19,467)	$(54,448)	$(26,476)	$(612,196)

During fiscal year 2008, we exited the mortgage business operated through a subsidiary and sold the related loan servicing business. Our discontinued operations include pretax losses related to our mortgage business of $7.9 million and $17.5 million for the three and nine months ended January 31, 2009, respectively, compared to $97.0 million and $977.9 million, respectively, in the prior year.

18.	Condensed Consolidating Financial Statements
BFC is an indirect, wholly-owned consolidated subsidiary of the Company. BFC is the Issuer and the Company is the Guarantor of the Senior Notes issued on January 11, 2008 and October 26, 2004, our CLOCs, the $500.0 million credit facility entered into in April 2007 and other indebtedness issued from time to time. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions.

Condensed Consolidating Income Statements					(in 000s)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$85,044	$908,466	$(64)	$993,446

Cost of services	-	10,615	562,233	6	572,854
Cost of other revenues	-	69,128	42,586	(1)	111,713
Selling, general and administrative	-	44,125	164,791	(102)	208,814

Total expenses	-	123,868	769,610	(97)	893,381

Operating income (loss)	-	(38,824)	138,856	33	100,065
Other income (expense), net	101,739	(1,968)	3,610	(101,707)	1,674

Income (loss) from continuing operations before taxes (benefit)	101,739	(40,792)	142,466	(101,674)	101,739
Income taxes (benefit)	34,909	(16,013)	50,942	(34,929)	34,909

Net income (loss) from continuing operations	66,830	(24,779)	91,524	(66,745)	66,830
Net loss from discontinued operations	(19,467)	(20,113)	-	20,113	(19,467)

Net income (loss)	$47,363	$(44,892)	$91,524	$(46,632)	$47,363

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$133,343	$774,765	$(13,304)	$894,804

Cost of services	-	18,742	534,018	47	552,807
Cost of other revenues	-	77,067	19,167	-	96,234
Selling, general and administrative	-	114,620	144,566	(11,866)	247,320

Total expenses	-	210,429	697,751	(11,819)	896,361

Operating income (loss)	-	(77,086)	77,014	(1,485)	(1,557)
Other income, net	416	9	1,964	(416)	1,973

Income (loss) from continuing operations before taxes (benefit)	416	(77,077)	78,978	(1,901)	416
Income taxes (benefit)	(6,674)	(33,637)	27,299	6,338	(6,674)

Net income (loss) from continuing operations	7,090	(43,440)	51,679	(8,239)	7,090
Net loss from discontinued
operations	(54,448)	(54,589)	(2,622)	57,211	(54,448)

Net income (loss)	$(47,358)	$(98,029)	$49,057	$48,972	$(47,358)

Nine Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$124,145	$1,495,472	$(2,793)	$1,616,824

Cost of services	-	17,886	1,254,854	22	1,272,762
Cost of other revenues	-	154,301	62,621	(32)	216,890
Selling, general and administrative	-	74,669	389,669	(284)	464,054

Total expenses	-	246,856	1,707,144	(294)	1,953,706

Operating loss	-	(122,711)	(211,672)	(2,499)	(336,882)
Other income (expense), net	(338,684)	(5,858)	4,024	338,716	(1,802)

Loss from continuing operations before tax benefit	(338,684)	(128,569)	(207,648)	336,217	(338,684)
Income tax benefit	(143,930)	(50,553)	(92,329)	142,882	(143,930)

Net loss from continuing operations	(194,754)	(78,016)	(115,319)	193,335	(194,754)
Net loss from discontinued operations	(26,476)	(28,577)	-	28,577	(26,476)

Net loss	$(221,230)	$(106,593)	$(115,319)	$221,912	$(221,230)

Nine Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$260,871	$1,301,716	$(17,073)	$1,545,514

Cost of services	-	33,652	1,231,236	(8)	1,264,880
Cost of other revenues	-	160,703	34,226	-	194,929
Selling, general and administrative	-	148,423	377,934	(11,954)	514,403

Total expenses	-	342,778	1,643,396	(11,962)	1,974,212

Operating loss	-	(81,907)	(341,680)	(5,111)	(428,698)
Other income (expense), net	(408,906)	(12)	19,804	408,906	19,792

Loss from continuing operations before tax benefit	(408,906)	(81,919)	(321,876)	403,795	(408,906)
Income tax benefit	(168,893)	(36,432)	(130,398)	166,830	(168,893)

Net loss from continuing operations	(240,013)	(45,487)	(191,478)	236,965	(240,013)
Net loss from discontinued operations	(612,196)	(609,192)	(6,212)	615,404	(612,196)

Net loss	$(852,209)	$(654,679)	$(197,690)	$852,369	$(852,209)

Condensed Consolidating Balance Sheets					(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$-	$1,014,130	$255,411	$(338)	$1,269,203
Cash & cash equivalents — restricted	-	66,070	9,823	-	75,893
Receivables, net	1,175	1,866,003	775,773	-	2,642,951
Mortgage loans held for investment	-	781,755	-	-	781,755
Intangible assets and goodwill, net	-	-	1,242,549	-	1,242,549
Investments in subsidiaries	2,633,648	-	254	(2,633,648)	254
Other assets	-	364,244	925,006	37	1,289,287

Total assets	$2,634,823	$4,092,202	$3,208,816	$(2,633,949)	$7,301,892

Short-term borrowings	$-	$690,485	$-	$-	$690,485
Customer deposits	-	2,116,046	-	(338)	2,115,708
Long-term debt	-	1,968,967	42,710	-	2,011,677
FHLB borrowings	-	104,000	-	-	104,000
Other liabilities	245	163,894	1,375,840	38	1,540,017
Net intercompany advances	1,794,573	(1,083,579)	(710,993)	(1)	-
Stockholders’ equity	840,005	132,389	2,501,259	(2,633,648)	840,005

Total liabilities and stockholders’ equity	$2,634,823	$4,092,202	$3,208,816	$(2,633,949)	$7,301,892

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$-	$34,611	$630,933	$(647)	$664,897
Cash & cash equivalents — restricted	-	6,214	817	-	7,031
Receivables, net	139	122,756	411,334	-	534,229
Mortgage loans held for investment	-	966,301	-	-	966,301
Intangible assets and goodwill, net	-	-	978,682	-	978,682
Investments in subsidiaries	4,131,345	-	322	(4,131,345)	322
Assets of discontinued operations	-	987,592	-	-	987,592
Other assets	-	514,463	969,896	12	1,484,371

Total assets	$4,131,484	$2,631,937	$2,991,984	$(4,131,980)	$5,623,425

Customer deposits	$-	$786,271	$-	$(647)	$785,624
Long-term debt	-	997,885	41,185	-	1,039,070
FHLB borrowings	-	129,000	-	-	129,000
Liabilities of discontinued operations	-	644,446	-	-	644,446
Other liabilities	2	466,236	1,571,178	51	2,037,467
Net intercompany advances	3,143,664	(632,522)	(2,511,103)	(39)	-
Stockholders’ equity	987,818	240,621	3,890,724	(4,131,345)	987,818

Total liabilities and stockholders’ equity	$4,131,484	$2,631,937	$2,991,984	$(4,131,980)	$5,623,425

Condensed Consolidating Statements of Cash Flows					(in 000s)

Nine Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash used in operating activities:	$(3,360)	$(1,868,531)	$(551,671)	$-	$(2,423,562)

Cash flows from investing:
Mortgage loans originated for investment, net	-	72,150	-	-	72,150
Purchase property & equipment	-	(5,366)	(68,547)	-	(73,913)
Payments for business acquisitions	-	-	(290,868)	-	(290,868)
Net intercompany advances	(71,691)	-	-	71,691	-
Investing cash flows of discontinued operations	-	255,066	-	-	255,066
Other, net	-	7,483	16,356	-	23,839

Net cash provided by (used in) investing activities	(71,691)	329,333	(343,059)	71,691	(13,726)

Cash flows from financing:
Repayments of short-term borrowings	-	(928,983)	-	-	(928,983)
Proceeds from short-term borrowings	-	2,565,281	-	-	2,565,281
Customer deposits	-	1,326,275	-	309	1,326,584
Dividends paid	(147,569)	-	-	-	(147,569)
Acquisition of treasury shares	(7,387)	-	-	-	(7,387)
Proceeds from stock options	69,891	-	-	-	69,891
Proceeds from issuance of stock	141,450	-	-	-	141,450
Net intercompany advances	-	(448,639)	520,330	(71,691)	-
Financing cash flows of discontinued operations	-	4,783	-	-	4,783
Other, net	18,666	-	(1,122)	-	17,544

Net cash provided by financing activities	75,051	2,518,717	519,208	(71,382)	3,041,594

Net increase (decrease) in cash	-	979,519	(375,522)	309	604,306
Cash – beginning of period	-	34,611	630,933	(647)	664,897

Cash – end of period	$-	$1,014,130	$255,411	$(338)	$1,269,203

Nine Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$35,374	$(2,786,795)	$(588,696)	$-	$(3,340,117)

Cash flows from investing:
Mortgage loans originated for investment, net	-	106,721	-	-	106,721
Purchase property & equipment	-	3,007	(80,233)	-	(77,226)
Payments for business acquisitions	-	-	(23,835)	-	(23,835)
Net intercompany advances	89,728	-	-	(89,728)	-
Investing cash flows from discontinued operations	-	(5,424)	3,749	-	(1,675)
Other, net	-	7,046	336	-	7,382

Net cash provided by (used in) investing activities	89,728	111,350	(99,983)	(89,728)	11,367

Cash flows from financing:
Repayments of commercial paper	-	(5,125,279)	-	-	(5,125,279)
Proceeds from commercial paper	-	4,133,197	-	-	4,133,197
Repayments of other borrowings	-	(2,161,177)	-	-	(2,161,177)
Proceeds from other borrowings	-	5,097,662	-	-	5,097,662
Proceeds from issuance of LT debt	-	599,376	-	-	599,376
Customer deposits	-	828,872	-	-	828,872
Dividends paid	(137,049)	-	-	-	(137,049)
Acquisition of treasury shares	(7,237)	-	-	-	(7,237)
Proceeds from stock options	14,527	-	-	-	14,527
Net intercompany advances	-	(469,856)	380,128	89,728	-
Financing cash flows of discontinued operations	-	634,208	-	-	634,208
Other, net	4,657	(4,428)	(32,560)	-	(32,331)

Net cash provided by (used in) financing activities	(125,102)	3,532,575	347,568	89,728	3,844,769

Net increase (decrease) in cash	-	857,130	(341,111)	-	516,019
Cash – beginning of period	-	60,197	756,720	-	816,917

Cash – end of period	$-	$917,327	$415,609	$-	$1,332,936

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On August 12, 2008, we announced the signing of a definitive agreement to sell H&R Block Financial Advisors, Inc. (HRBFA) to Ameriprise Financial, Inc. (Ameriprise), and completed the disposition of this business effective November 1, 2008. As of January 31, 2009, the results of operations of HRBFA and its direct corporate parent are presented as discontinued operations in the condensed consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations. See additional discussion in note 17 to our condensed consolidated financial statements.

TAX SERVICES
This segment primarily consists of our income tax preparation businesses — retail, online and software. Additionally, this segment includes commercial tax businesses, which provide tax preparation software to CPAs and other tax preparers.

Tax Services – Operating Statistics (U.S. only)

Period November 1 through January 31,	2009	2008

Tax returns prepared (in 000s):
Company-owned operations (1)	2,579	2,430
Franchise operations	1,339	1,427

Total retail operations	3,918	3,857

Software	780	799
Online	643	396
Free File Alliance	178	306

Total digital tax solutions	1,601	1,501

	5,519	5,358

Net average fee per tax return prepared: (2)
Company-owned operations	$202.07	$181.19
Franchise operations	171.67	157.91

	$191.68	$172.58

Offices:
Company-owned	7,029	6,835
Company-owned shared locations (3)	1,542	1,478

Total company-owned offices	8,571	8,313

Franchise	3,565	3,812
Franchise shared locations (3)	787	913

Total franchise offices	4,352	4,725

	12,923	13,038

(1)	Fiscal year 2009 returns include approximately 139,000 returns prepared in offices of our last major independent franchise operator, which we acquired in November 2008. Tax returns prepared by this franchise operator in fiscal year 2008 are presented within franchise operations for that year.
(2)	Calculated as net tax preparation fees divided by retail tax returns prepared.
(3)	Shared locations include offices located within Wal-Mart, Sears and other third-party businesses.

Tax Services – Operating Results				(in 000s)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008

Service revenues:
Tax preparation fees	$534,389	$455,036	$620,728	$529,423
Other services	75,435	65,766	146,719	134,693

	609,824	520,802	767,447	664,116
Royalties	72,980	61,350	81,963	69,111
Loan participation and related fees	36,123	40,584	36,123	41,737
Other	42,808	39,051	50,571	47,490

Total revenues	761,735	661,787	936,104	822,454

Cost of services:
Compensation and benefits	251,578	236,048	359,459	343,661
Occupancy	93,474	90,818	253,761	245,886
Depreciation	9,758	9,399	25,963	26,009
Other	73,753	74,943	166,828	176,410

	428,563	411,208	806,011	791,966
Cost of other revenues, selling, general and administrative	202,729	204,700	348,138	356,047

Total expenses	631,292	615,908	1,154,149	1,148,013

Pretax income (loss)	$130,443	$45,879	$(218,045)	$(325,559)

Three months ended January 31, 2009 compared to January 31, 2008
Tax Services’ revenues increased $99.9 million, or 15.1%, for the three months ended January 31, 2009 compared to the prior year. Tax preparation fees increased $79.4 million, or 17.4%, primarily due to a 6.1% increase in U.S. retail tax returns prepared in company-owned offices and an 11.5% increase in the net average fee per U.S. retail tax return. The increase in returns prepared in company-owned offices is primarily due to the November 2008 acquisition of our last major independent franchise operator. See note 3 to the condensed consolidated financial statements for additional information. Excluding operating results attributable to the acquired franchise operator, tax returns prepared in company-owned offices increased 0.5% over the prior year and tax preparation fees increased $52.5 million. Increases in our net average fee are due to a combination of planned pricing increases, higher tax return complexity and lower discounts.
The business of our Tax Services segment is highly seasonal and results for our third quarter represent only a small portion of the tax season. Results reported in our third quarter were positively impacted by a shift of two peak days of tax preparation volume, as compared to prior year results, from February to January. Therefore, third quarter results may not be indicative of the results we expect for the entire fiscal year. We do not expect to maintain this level of revenue or tax return growth throughout the remainder of the tax season. Tax returns prepared in company-owned and franchise offices through February 28, 2009 decreased 3.9% from the prior year, adjusted to exclude the effects of leap year in fiscal 2008. We also expect the increase in the net average fee to moderate throughout the remainder of the tax season.
Other service revenue increased $9.7 million, or 14.7%, primarily due to $8.7 million in additional license fees earned from bank products, mainly refund anticipation checks (RACs). Revenues from our online tax preparation and e-filing services were essentially flat, as an increase in clients was offset by the elimination of separate e-filing fees related to our software units.
Royalty revenue increased $11.6 million, or 19.0%, from the prior year primarily due to an increase in franchise revenues and an increase in royalty rates at sub-franchises of the acquired franchise operator.
Loan participation and related fees decreased $4.5 million, or 11.0%, due to a decline in refund anticipation loan (RAL) volume, as more clients elected to receive RACs.
Other revenues increased $3.8 million, or 9.6%, primarily due to an increase of $12.6 million in fees earned in connection with the Emerald Advance loan program, under which, this segment shares in the revenues and expenses associated with the program. This increase was partially offset by a decline in software sales.

Total expenses increased $15.4 million, or 2.5%, for the three months ended January 31, 2009. Cost of services increased $17.4 million, or 4.2%, from the prior year, due to higher compensation and benefits. Compensation and benefits increased $15.5 million, or 6.6%, primarily due to a 9.9% increase in commission-based wages resulting from a corresponding increase in tax preparation revenues. Cost of other revenues, selling, general and administrative expenses decreased slightly from the prior year, as declines in corporate wages and corporate shared services were offset by a $14.7 million increase in marketing expenses. Bad debt expense related to lending products was essentially flat compared to the prior year, as the negative impact of the elimination of cross-collect practices by lending banks in the prior year was offset in the current year by higher bad debt expense due to higher numbers of Emerald Advance lines of credit.
Pretax income for the three months ended January 31, 2009 was $130.4 million, compared to income of $45.9 million in the prior year.

Nine months ended January 31, 2009 compared to January 31, 2008
Tax Services’ revenues increased $113.7 million, or 13.8%, for the nine months ended January 31, 2009 compared to the prior year. Tax preparation fees increased $91.3 million, or 17.2%, primarily due to a 6.6% increase in our U.S. retail tax returns prepared in company-owned offices and an 11.2% increase in the net average fee per U.S. retail tax return. The increase in tax returns prepared is primarily due to the acquisition of our last major independent franchise operator, as discussed above. Excluding operating results attributable to the acquired franchise operator, tax returns prepared increased 1.3% over the prior year.
Other service revenue increased $12.0 million, or 8.9%, primarily due to $9.1 million in additional license fees earned from bank products, mainly RACs. Additionally, we earned $4.8 million in connection with an agreement with HRB Bank for the H&R Block Emerald Prepaid MasterCard®, under which, this segment shares in the revenues and expenses associated with this program.
Royalty revenue increased $12.9 million, or 18.6%, from the prior year primarily due to an increase in franchisee revenues and certain royalty rates, as discussed above.
Loan participation and related fees decreased $5.6 million, or 13.5%, due to a decline in RAL volume, as more clients elected to receive RACs.
Other revenues increased $3.1 million, or 6.5%, primarily due to $13.1 million in incremental fees earned in connection with the Emerald Advance loan program. This increase was partially offset by a decline in software sales.
Total expenses increased $6.1 million, or 0.5%, for the nine months ended January 31, 2009. Cost of services increased $14.0 million, or 1.8%, over the prior year, due to higher compensation and benefits and occupancy expenses, partially offset by declines in other expenses. Compensation and benefits increased $15.8 million, or 4.6%, primarily as a result of an 8.9% increase in commission-based wages. Occupancy expenses increased $7.9 million, or 3.2%, primarily as a result of higher rent and utilities expenses due to a 3.1% increase in company-owned offices under lease and a 2.9% increase in the average rent. Other cost of services decreased $9.6 million, or 5.4%, primarily due to a $6.5 million decline in supplies expenses as our tax training schools move to more computer-based training. Cost of other revenues, selling, general and administrative expenses decreased $7.9 million from the prior year, as declines in RAL bad debt expense, corporate wages and corporate shared services were partially offset by a $17.4 million increase in marketing expenses. Bad debt expense related to our RAL program declined primarily due to the elimination of cross-collect practices by lending banks and changes implemented by the IRS in the prior year, both of which resulted in higher expenses in the prior year.
The pretax loss for the nine months ended January 31, 2009 was $218.0 million, compared to a loss of $325.6 million in the prior year.

BUSINESS SERVICES
This segment offers accounting, tax and consulting services to middle-market companies.

Business Services – Operating Statistics

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008

Accounting, tax and consulting:
Chargeable hours	923,321	984,851	3,075,623	3,297,153
Chargeable hours per person	301	319	905	918
Net billed rate per hour	$150	$144	$147	$145
Average margin per person	$22,556	$23,463	$66,162	$67,695

Business Services – Operating Results				(in 000s)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008

Tax services	$78,267	$76,222	$265,137	$256,048
Business consulting	60,366	59,369	187,123	175,461
Accounting services	13,904	12,513	40,285	42,198
Capital markets	4,762	9,770	15,545	33,717
Leased employee revenue	2	3,581	52	25,077
Reimbursed expenses	5,883	3,356	14,418	13,923
Other	21,993	27,073	70,313	77,331

Total revenues	185,177	191,884	592,873	623,755

Cost of revenues:
Compensation and benefits	99,498	107,093	341,540	364,388
Occupancy	20,423	19,138	60,017	54,814
Other	15,969	16,166	46,290	59,723

	135,890	142,397	447,847	478,925
Amortization of intangible assets	3,177	3,372	9,946	10,572
Selling, general and administrative	35,415	39,501	111,599	117,769

Total expenses	174,482	185,270	569,392	607,266

Pretax income	$10,695	$6,614	$23,481	$16,489

Three months ended January 31, 2009 compared to January 31, 2008
Business Services’ revenues for the three months ended January 31, 2009 declined $6.7 million, or 3.5% from the prior year.
Revenues from core tax, consulting and accounting services increased $4.4 million, or 3.0%, over the prior year, however, these increases were offset by declines in other revenues.
Capital markets revenues decreased $5.0 million, or 51.3%, primarily due to a 68.8% decline in the number of transactions closed in the current year.
Leased employee revenue decreased $3.6 million primarily due to a change in organizational structure between the businesses we acquired from American Express Tax and Business Services, Inc. (AmexTBS) and the attest firms that, while not affiliates of our company, also serve our clients. Employees we previously leased to the attest firms were transferred to the separate attest practices in the prior fiscal year. As a result, we no longer record the revenues and expenses associated with leasing these employees.
Other revenue declined $5.1 million, or 18.8%, primarily due to a decrease in outside contractor services performed for our clients.
Total expenses decreased $10.8 million, or 5.8%, from the prior year. Compensation and benefits decreased $7.6 million, or 7.1%, due to lower commissions related to capital markets and the change in organizational structure with AmexTBS discussed above. Selling, general and administrative expenses decreased $4.1 million primarily as a result of our cost reduction program.
Pretax income for the three months ended January 31, 2009 was $10.7 million compared to $6.6 million in the prior year.

Nine months ended January 31, 2009 compared to January 31, 2008
Business Services’ revenues for the nine months ended January 31, 2009 declined $30.9 million, or 5.0% from the prior year.
Tax revenues increased $9.1 million due to increases in net billed rate per hour. Business consulting revenues increased $11.7 million primarily due to a large one-time financial institutions engagement. Capital markets revenues decreased $18.2 million, or 53.9%, primarily due to a 43.2% decline in the number of transactions closed in the current year.
Leased employee revenue decreased $25.0 million primarily due to a change in organizational structure with AmexTBS, as discussed above.
Other revenue declined $7.0 million, or 9.1%, primarily due to a decrease in outside contractor services performed for our clients.
Total expenses decreased $37.9 million, or 6.2%, from the prior year. Compensation and benefits and other cost of revenues decreased primarily due to reductions in commissions related to capital markets and the change in organizational structure with AmexTBS as discussed above. Selling, general and administrative expenses decreased $6.2 million primarily as a result of our cost reduction program.
Pretax income for the nine months ended January 31, 2009 was $23.5 million compared to $16.5 million in the prior year.

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

Consumer Financial Services – Operating Statistics

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008

Annualized net interest margin (1)	6.32%	4.65%	4.56%	3.09%
Annualized pretax return on average assets (2)	(0.72)%	3.47%	(3.65)%	1.23%
Total assets (in 000s)	$2,610,019	$2,395,156	$2,610,019	$2,395,156
Mortgage loans held for investment:
Loan loss reserve as a% of mortgage loans	8.82%	1.49%	8.82%	1.49%
Delinquency rate (30+ days)	16.29%	7.13%	16.29%	7.13%

(1)	Defined as annualized net interest revenue divided by average bank earning assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.
(2)	Defined as annualized pretax banking income divided by average bank assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Part I, Item 2.

Consumer Financial Services – Operating Results				(in 000s)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008

Interest income:
Mortgage loans	$11,131	$17,198	$36,494	$60,140
Other	21,193	11,881	23,467	13,913

	32,324	29,079	59,961	74,053

Interest expense:
Deposits	3,719	11,464	11,646	37,928
FHLB advances	1,326	1,349	3,981	4,709

	5,045	12,813	15,627	42,637

Net interest income	27,279	16,266	44,334	31,416
Provision for loan loss reserves	(13,870)	(419)	(51,953)	(12,345)
Other	12,871	10,225	21,019	15,555

Total revenues (1)	26,280	26,072	13,400	34,626

Non-interest expenses	29,548	13,754	49,414	21,875

Pretax income (loss)	$(3,268)	$12,318	$(36,014)	$12,751

(1)	Total revenues, less provision for loan loss reserves on mortgage loans held for investment and interest expense.

Three months ended January 31, 2009 compared to January 31, 2008
Consumer Financial Services’ revenues, net of interest expense and provision for loan loss reserves, for the three months ended January 31, 2009 was essentially flat compared to the prior year.
Net interest income increased $11.0 million, or 67.7%, over the prior year, primarily due to an $11.2 million increase in interest income received on our Emerald Advance loan program resulting from higher volumes. Interest income on mortgage loans held for investment and interest expense on deposits declined $6.1 million and $7.7 million, respectively, due to lower interest rates and lower average balances in the corresponding asset or liability. Interest income on mortgage loans held for investment is also declining due to an increase in non-accrual loans from $44.8 million at January 31, 2008 to $258.2 million at January 31, 2009. The following table summarizes the key drivers of net interest income:

(dollars in 000s)
	Average Balance		Average Rate Earned (Paid)
Three Months Ended January 31,	2009	2008	2009	2008

Loans	$870,060	$1,089,566	5.12%	6.31%
Emerald Advance lines of credit	375,255	171,925	36.00%	36.00%
Investments	545,825	154,498	0.21%	4.20%
Deposits	1,311,362	989,113	(1.13%)	(4.60%)

Our non-performing assets consist of the following:

(in 000s)
	January 31,	April 30,
Balance at	2009	2008

Impaired loans	$258,157	$128,941
Real estate owned (1)	51,919	350

Total non-performing assets	$310,076	$129,291

(1)	Includes loans accounted for as in-substance foreclosures of $39.7 million at January 31, 2009.

Detail of our mortgage loans held for investment and the related allowance at January 31, 2009 and April 30, 2008 is as follows:

(dollars in 000s)
	Outstanding	Loan Loss	%30+Days
	Principal Balance	Allowance	Past Due	Average FICO

As of January 31, 2009:
Purchased from SCC	$547,832	$71,880	23.39%	639
All other	303,370	3,735	3.07%	717

	$851,202	$75,615	16.29%	667

As of April 30, 2008:
Purchased from SCC	$683,889	$43,769	17.53%	664
All other	320,751	1,632	2.07%	721

	$1,004,640	$45,401	11.71%	682

Mortgage loans held for investment include loans originated by our affiliate, Sand Canyon Corporation (SCC), and purchased by HRB Bank totaling $547.8 million, or approximately 64% of the total loan portfolio at January 31, 2009. Loans originated by and purchased from SCC have characteristics which are representative of Alt-A loans – loans to customers who have credit ratings above sub-prime, but may not conform to government-sponsored standards. As such, we have experienced higher rates of delinquency and have greater exposure to loss with respect to this segment of our loan portfolio. Cumulative losses on our original loan portfolio purchased from SCC and retained for investment, including losses on loans now classified as other real estate, totaled approximately 15% at January 31, 2009. Our remaining loan portfolio totaled $303.4 million and is characteristic of a prime loan portfolio, and we believe subject to a lower loss exposure.
We recorded a provision for loan losses on our mortgage loans held for investment of $13.9 million during the current quarter, compared to $0.4 million in the prior year. Our loan loss provision increased as a result of continued declines in residential home prices, particularly in certain states where we have a higher concentration of loans, as well as reserves on modified loans. Our allowance for loan losses as a percent of mortgage loans was 8.82%, or $75.6 million, at January 31, 2009, compared to 4.49%, or $45.4 million, at April 30, 2008. This allowance represents our best estimate of credit losses inherent in the loan portfolio as of the balance sheet dates.
We record a specific loss allowance for each loan greater than 60 days past due based upon the estimated value of the underlying collateral. Our specific loan loss allowance reflected an average loss severity of 36% at January 31, 2009.
We record a loan loss allowance for loans less than 60 days past due on a pooled basis. In estimating our loan loss allowance for all remaining loans, we stratify the loan portfolio based on our view of risk associated with various elements of the pool and assign estimated loss rates based on those risks. Loss rates are based primarily on historical experience and our assessment of economic and market conditions. Loss rates consider both the rate at which loans will become delinquent (frequency) and the amount of loss that will ultimately be realized upon occurrence of a liquidation of collateral (severity). At January 31, 2009 and April 30, 2008 our weighted average frequency assumption was approximately 13% and 14%, respectively, and included a frequency assumption of approximately 17% relating to the SCC segment of our portfolio. Our weighted average severity assumption increased to 40% at January 31, 2009 from 37.5% at October 31, 2008 and 22% at April 30, 2008, due to declining collateral values during the current year.
For modified loans that we determine meet the definition of a troubled debt restructuring, we record impairment equal to the difference between the principal balance of the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate. However, if we assess that foreclosure of a modified loan is probable, we record impairment based upon the estimated fair value of the underlying collateral.
Residential real estate markets are experiencing significant declines in property values and mortgage default rates are increasing. If adverse market trends continue, including trends within our portfolio specifically, we may be required to record additional loan loss provisions, and those losses may be significant.
Non-interest expenses increased $15.8 million from the prior year, primarily due to increases in expenses related to our Emerald Advance loan program.

The pretax loss for the three months ended January 31, 2009 was $3.3 million compared to prior year income of $12.3 million.

Nine months ended January 31, 2009 compared to January 31, 2008
Consumer Financial Services’ revenues, net of interest expense and provision for loan loss reserves, for the nine months ended January 31, 2009 decreased $21.2 million from the prior year.
Net interest income increased $12.9 million from the prior year primarily due to an $11.9 million increase in interest income received on our Emerald Advance loan program resulting from higher volumes. Interest income on mortgage loans held for investment and interest expense on deposits declined $23.6 million and $26.3 million, respectively, due to lower interest rates and lower average balances in the corresponding asset or liability. The following table summarizes the key drivers of net interest income:

(dollars in 000s)
	Average Balance		Average Rate Earned (Paid)
Nine Months Ended January 31,	2009	2008	2009	2008

Loans	$918,803	$1,207,583	5.30%	6.64%
Emerald Advance lines of credit	128,352	57,930	36.00%	36.00%
Investments	246,698	103,979	0.72%	4.77%
Deposits	908,671	991,127	(1.69%)	(5.06%)

We recorded a provision for loan losses on our mortgage loans held for investment of $52.0 million during the current year, compared to $12.3 million in the prior year. Our loan loss provision increased primarily as a result of steep and abrupt declines in residential home prices, as well as increasing delinquencies occurring in our portfolio.
Non-interest expenses increased $27.5 million from the prior year, primarily due to a $5.7 million write-down to fair value recorded on real estate owned and increases in expenses related to our Emerald Advance loan program.
The pretax loss for the nine months ended January 31, 2009 was $36.0 million compared to prior year income of $12.8 million.

Mortgage Loans Held for Investment and Related Assets

State Concentrations
Concentrations of loans to borrowers located in a single state may result in increased exposure to loss as a result of changes in real estate values and underlying economic or market conditions related to a particular geographical location. The table below presents outstanding loans by certain state concentrations for our mortgage loans held for investment portfolio:

(dollars in 000s)
	Loans Purchased	Loans Purchased		Percent	Delinquency
	From SCC	From Others	Total	of Total	Rate (30+ Days)

Florida	$70,259	$93,094	$163,353	19%	17.09%
California	128,582	15,130	143,712	17%	25.71%
New York	104,792	8,555	113,347	13%	16.78%
Wisconsin	2,247	72,352	74,599	9%	1.77%
All others	241,952	114,239	356,191	42%	14.97%

Total	$547,832	$303,370	$851,202	100%	16.29%

Real Estate Owned
Amounts classified as real estate owned as of January 31, 2009 and April 30, 2008 totaled $51.9 million and $0.3 million, respectively. The table below presents activity related to our real estate owned:

(in 000s)
Nine Months Ended January 31,	2009

Balance, beginning of the period	$350
Additions	62,774
Sales	(5,506)
Writedowns	(5,699)

Balance, end of the period	$51,919

CORPORATE, ELIMINATIONS AND INCOME TAXES ON CONTINUING OPERATIONS

Three months ended January 31, 2009 compared to January 31, 2008
The pretax loss recorded in our corporate operations for the three months ended January 31, 2009 was $36.1 million compared to $64.4 million in the prior year. The decreased loss is primarily due to severance-related costs of $20.4 million recorded in the prior year, coupled with benefits resulting from the cost reduction program implemented in fiscal year 2008.
Our effective tax rate for continuing operations was 34.3% for the three months ended January 31, 2009. The rate for the current quarter was lower than expected primarily due to benefits recorded as a result of adjustments of our prior year estimated tax provision to actual federal and state returns filed, as well as a net benefit recorded in the quarter resulting from adjustments to our estimated annual effective tax rate. We expect our effective tax rate for full fiscal year 2009 to be approximately 40%. In the prior year, we also recorded certain discrete tax benefits, resulting in a net tax benefit of $6.7 million on pretax income of $0.4 million.

Nine months ended January 31, 2009 compared to January 31, 2008
The pretax loss recorded in our corporate operations for the nine months ended January 31, 2009 was $108.1 million compared to $112.6 million in the prior year. The decreased loss is primarily due to severance-related costs recorded in the prior year and benefits resulting from the cost reduction program implemented in fiscal year 2008. These improvements were partially offset by lower investment income and increased interest expense, as our corporate operations absorbed current year financing costs for all long-term debt.
Our effective tax rate for continuing operations was 42.5% and 41.3% for the nine months ended January 31, 2009 and 2008, respectively. Our effective tax rate increased primarily due to changes in our estimated state tax rate and non-deductible investment losses. We expect our effective tax rate for full fiscal year 2009 to be approximately 40%.

DISCONTINUED OPERATIONS
On August 12, 2008, we announced the signing of a definitive agreement to sell HRBFA to Ameriprise. The disposition of this business was completed effective November 1, 2008. As of January 31, 2009, the results of operations of HRBFA and its direct corporate parent are presented as discontinued operations in the condensed consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations. See additional discussion in note 17 to our condensed consolidated financial statements.
Discontinued operations also includes the wind-down of our mortgage loan origination business and the sale of our mortgage loan servicing business in the prior year. Also included in the prior year are the results of three smaller lines of business previously reported in our Business Services segment.

Three months ended January 31, 2009 compared to January 31, 2008
The pretax loss of our discontinued operations for the three months ended January 31, 2009 was $20.1 million compared to a loss of $93.4 million in the prior year. The loss from discontinued operations for the prior year period included significant losses from our former mortgage loan businesses, including impairments of residual interests of $14.7 million and losses relating to loan repurchase obligations of $49.5 million.

Losses from discontinued operations in the current quarter consist primarily of a $15.5 million charge relating to the estimated fair value of indemnification obligations undertaken in connection with the disposition of HRBFA, as discussed in note 17 to the condensed consolidated financial statements, and ongoing wind-down costs associated with our former mortgage businesses.
As discussed below, the disposition of HRBFA resulted in a capital loss for income tax purposes, and therefore, we recorded no tax benefit on reported losses during the quarter incurred in connection with the sale. As such, our effective tax rate for discontinued operations was 2.9% for the three months ended January 31, 2009 compared with 41.7% for the three months ended January 31, 2008.

Nine months ended January 31, 2009 compared to January 31, 2008
The pretax loss of our discontinued operations for the nine months ended January 31, 2009 was $47.4 million compared to a loss of $978.0 million in the prior year. The loss from discontinued operations for the prior year period resulted from significant losses from our former mortgage loan businesses, including impairments of residual interests of $125.9 million, losses relating to loan repurchase obligations of $379.4 million and losses on the sale of mortgage loans totaling $118.9 million.
Losses from discontinued operations in the current year consist primarily of the $15.5 million indemnification obligation, as discussed above, and ongoing wind-down costs associated with our former mortgage businesses.
During the current year, we recorded a deferred tax asset totaling $165 million, representing the difference between the tax and book basis in the stock of our brokerage business sold to Ameriprise in November. For tax purposes, we incurred a capital loss upon disposition of that business, which generally can only be utilized to the extent we realize capital gains within five years subsequent to the date of the loss. We don’t currently expect to be able to realize a tax benefit for substantially all of this loss and, therefore, recorded a valuation allowance of $155 million, resulting in a net tax benefit during our second fiscal quarter of approximately $10 million.
Our effective tax rate for discontinued operations was 44.2% and 37.4% for the nine months ended January 31, 2009 and 2008, respectively. As discussed above, our effective tax rate increased primarily due to second quarter tax benefits of $10 million recognized in connection with the disposition of HRBFA.

FINANCIAL CONDITION
These comments should be read in conjunction with the condensed consolidated balance sheets, condensed consolidated statements of cash flows and condensed consolidated statements of stockholders’ equity found on pages 1, 3 and 4, respectively.

CAPITAL RESOURCES & LIQUIDITY BY SEGMENT
Our sources of capital include cash from operations, issuances of common stock and debt. We use capital primarily to fund working capital, pay dividends, acquire businesses and repurchase treasury shares. Our operations are highly seasonal and therefore generally require the use of cash to fund operating losses during the period May through December.
Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under our unsecured committed lines of credit (CLOCs), we believe, that in the absence of any unexpected developments, our existing sources of capital at January 31, 2009 are sufficient to meet our operating needs.
Cash From Operations. Cash used in operating activities for the first nine months of fiscal year 2009 totaled $2.4 billion, compared with $3.3 billion for the same period last year. The decline was due primarily to lower losses and reduced working capital requirements of our discontinued businesses.
Debt. We borrow under our CLOCs to support working capital requirements primarily arising from off-season operating losses in our Tax Services and Business Services segments, pay dividends, acquire businesses and repurchase treasury shares. We had $970.8 million outstanding under our CLOCs at January 31, 2009 compared to $1.8 billion at January 31, 2008. See additional discussion in “Borrowings.”
We entered into a committed line of credit agreement with HSBC Finance Corporation (HSBC) effective January 14, 2009 for use as a funding source for the purchase of RAL participations. This line provides funding totaling $2.5 billion through March 30, 2009 and $120.0 million thereafter through June 30, 2009. This line is subject to various covenants that are similar to our primary CLOCs, and is secured by our RAL participations. At January 31, 2009, there was $690.5 million outstanding on this facility.
Issuance of Common Stock. On October 27, 2008, we sold 8.3 million shares of our common stock, without par value, at a price of $17.50 per share in a registered direct offering through subscription agreements with selected institutional investors. We received net proceeds of $141.5 million, after deducting placement agent fees and other offering expenses. The purpose of the equity offering was to ensure we maintained adequate equity levels, as a condition of our CLOCs, during our off-season. Proceeds were used for general corporate purposes.
Proceeds from the issuance of common stock in accordance with our stock-based compensation plans totaled $80.1 million and $17.4 million for the nine months ended January 31, 2009 and 2008, respectively.
Dividends. Dividends paid totaled $147.6 million and $137.0 million for the nine months ended January 31, 2009 and 2008, respectively.
Share Repurchases. In June 2008, our Board of Directors rescinded previous authorizations to repurchase shares of our common stock, and approved an authorization to purchase up to $2.0 billion of our common stock over the next four years. We did not repurchase shares during the nine months ended January 31, 2009.
Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents – restricted totaled $75.9 million at January 31, 2009 compared to $7.0 million at April 30, 2008. At January 31, 2009, our corporate operations held $69.4 million of this total, primarily as a requirement of our $2.5 billion line with HSBC Finance Corporation.
Segment Cash Flows. A condensed consolidating statement of cash flows by segment for the nine months ended January 31, 2009 is as follows:

(in 000s)
			Consumer
	Tax	Business	Financial		Discontinued	Consolidated
	Services	Services	Services	Corporate	Operations	H&R Block

Cash provided by (used in):
Operations	$(1,824,397)	$(21,612)	$(647,605)	$(2,897)	$72,949	$(2,423,562)
Investing	(313,389)	(21,009)	77,116	(11,510)	255,066	(13,726)
Financing	(9,807)	809	1,300,875	1,744,934	4,783	3,041,594
Net intercompany	2,137,931	31,080	261,992	(2,098,205)	(332,798)	—

Tax Services. Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in our fourth quarter. Tax Services used $1.8 billion in its current nine-month operations for off-season working capital requirements, including the purchase of participation interests in RALs. This segment also used $313.4 million in investing activities primarily related to the acquisition of our last major franchise operator.
Business Services. Business Services funding requirements are largely related to receivables for completed work and “work in process.” We provide funding sufficient to cover this segment’s working capital needs. This segment used $21.6 million in operating cash flows during the first nine months of the year for off-season working capital requirements. Business Services used $21.0 million in investing activities primarily related to capital expenditures.
Consumer Financial Services. In the first nine months of fiscal year 2009, Consumer Financial Services used $647.6 million in operating cash flows primarily relating to advances under Emerald Advance lines of credit. This segment also provided $77.1 million in investing activities primarily from principal payments received on mortgage loans held for investment and provided $1.3 billion in financing activities due to Emerald Card deposits relating to tax client refunds.
HRB Bank is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which extends credit to member banks based on eligible collateral. At January 31, 2009, HRB Bank had total FHLB advance capacity of $434.1 million. There was $104.0 million outstanding on this facility, leaving remaining availability of $330.1 million. Mortgage loans held for investment of $698.6 million serve as eligible collateral and are used to determine total capacity.

BORROWINGS
The following chart provides the debt ratings for Block Financial LLC (BFC) as of January 31, 2009 and April 30, 2008:

	January 31, 2009					April 30, 2008
	Short-term		Long-term		Outlook	Short-term		Long-term		Outlook

Moody’s	P-2		Baa1		Stable	P-2		Baa1		Negative
S&P	A-2		BBB		Positive	A-3		BBB-		Negative
Fitch	F2		BBB		Stable	F3		BBB		Negative
DBRS	R-2 (high	)	BBB (high	)	Positive	R-2 (high	)	BBB (high	)	Negative

At January 31, 2009, we maintained $2.0 billion in revolving credit facilities to support commercial paper issuance and for general corporate purposes. These CLOCs, and outstanding borrowings thereunder, have a maturity date of August 2010 and an annual facility fee in a range of six to fifteen basis points per annum, based on our credit ratings. We had $970.8 million outstanding as of January 31, 2009 to support working capital requirements primarily arising from off-season operating losses, to pay dividends and acquire businesses. These borrowings are included in long-term debt on our condensed consolidated balance sheet due to their contractual maturity date. The CLOCs, among other things, require we maintain at least $650.0 million of net worth on the last day of any fiscal quarter. We had net worth of $840.0 million at January 31, 2009.
Lehman Brothers Bank, FSB (Lehman) is a participating lender in our $2.0 billion CLOCs, with a $50.0 million credit commitment. In September 2008, Lehman’s parent company declared bankruptcy. Since then, Lehman has not honored any funding requests under these facilities, thereby effectively reducing our available liquidity under our CLOCs to $1.95 billion. We do not expect this change to have a material impact on our liquidity.
We entered into a committed line of credit agreement with HSBC effective January 14, 2009 for use as a funding source for the purchase of RAL participations. This line provides funding totaling $2.5 billion through March 30, 2009 and $120.0 million thereafter through June 30, 2009. This line is subject to various covenants that are similar to our primary CLOCs, and is secured by our RAL participations. At January 31, 2009, there was $690.5 million outstanding on this facility. Our contract with HSBC provides for them to fund RALs through 2011, with an option to renew, at our discretion, through 2013. We have also had a contract each of the last two years under which HSBC has funded our participation interest in RALs.
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

Banking Ratios	(dollars in 000s)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008

Net Interest Margin – annualized:
Net interest revenue	$27,279	$16,266	$44,334	$31,416
Net interest revenue – annualized	$109,116	$65,064	$59,112	$41,888

Divided by average earning assets	$1,724,636	$1,398,583	$1,297,427	$1,357,562

	6.32%	4.65%	4.56%	3.09%
Return on Average Assets – annualized:
Pretax income (loss)	$(3,268)	$12,318	$(36,014)	$12,751
Pretax income (loss) – annualized	$(13,072)	$49,272	$(48,019)	$17,001

Divided by average assets	$1,810,957	$1,420,599	$1,314,452	$1,379,865

	(0.72%)	3.47%	(3.65%)	1.23%

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information below should be read in conjunction with the information included in note 14 to our condensed consolidated financial statements.

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
The amounts claimed in the RAL Cases have been very substantial in some instances, with one settlement resulting in a pretax expense of $43.5 million in fiscal year 2003 (the “Texas RAL Settlement”) and other settlements resulting in a combined pretax expense in fiscal year 2006 of $70.2 million. On December 31, 2008, we reached a settlement with the California attorney general in the case entitled The People of California v. H&R Block, Inc., H&R Block Services, Inc., H&R Block Enterprises, Inc., H&R Block Tax Services, Inc., Block Financial Corporation, HRB Royalty, Inc., and Does 1 through 50, Case No., CGC-06-449461, in the California Superior Court, San Francisco County (the “California AG Case”). Pursuant to the terms of the settlement, we agreed to pay $2.5 million in restitution to certain clients who obtained a refund anticipation loan or a refund anticipation check, $0.5 million in civil penalties and $1.9 million in fees and costs.
Following settlement of the California AG Case, we have one remaining putative RAL class action. We believe we have meritorious defenses to this RAL Case and we intend to defend it vigorously. There can be no assurances, however, as to the outcome of the pending RAL Case or regarding the impact of the pending RAL Case on our financial statements. There were no other significant developments regarding the RAL Cases during the three months ended January 31, 2009.

Peace of Mind Litigation
We are defendants in lawsuits regarding our Peace of Mind program (collectively, the “POM Cases”), under which our applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The POM Cases are described below.
Lorie J. Marshall, et al.  v. H&R Block Tax Services, Inc., et al., Case No. 08-CV-591 in the U.S. District Court for the Southern District of Illinois, is a class action case originally filed in the Circuit Court of Madison County, Illinois on January 18, 2002, in which class certification was granted on August 27, 2003. The plaintiffs allege that the sale of POM guarantees constitutes (1) statutory fraud by selling insurance without a license, (2) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (3) a breach of fiduciary duty. The court has certified plaintiff classes consisting of all persons who reside in 13 specified states and who from January 1, 1997 to final judgment (1) were charged a separate fee for POM by “H&R Block”; (2) were charged a separate fee for POM by an “H&R Block” entity not licensed to sell insurance; or (3) had an unsolicited charge for POM posted to their bills by “H&R Block.” Persons who received the POM guarantee through an H&R Block Premium office were excluded from the plaintiff class. In August 2008, we removed the case from state court in Madison County, Illinois to the U.S. District Court for the Southern District of Illinois. On December 17, 2008, the case was remanded back to state court. We have filed a petition to appeal this ruling.
There is one other putative class action pending against us in Texas that involves the POM guarantee. This case is pending before the same judge that presided over the Texas RAL Settlement, involves the same plaintiffs’ attorneys that are involved in the Marshall litigation in Illinois, and contains allegations similar to those in the Marshall case. No class has been certified in this case.

We believe we have meritorious defenses to the claims in the POM Cases, and we intend to defend them vigorously. The amounts claimed in the POM Cases are substantial, and there can be no assurances as to the outcome of these pending actions individually or in the aggregate.

Express IRA Litigation
On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) entitled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc. et al. The complaint alleged fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and sought equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. On July 12, 2007, the Supreme Court of the State of New York issued a ruling that dismissed all defendants other than HRBFA and the claims of common law fraud. The intermediate appellate court reversed this ruling on January 6, 2009. We filed a petition for appeal with the highest state appellate court on January 30, 2009. We believe we have meritorious defenses to the claims in this case, and we intend to defend this case vigorously, but there are no assurances as to its outcome.
On January 2, 2008, the Mississippi Attorney General filed a lawsuit in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) entitled Jim Hood, Attorney for the State of Mississippi v. H&R Block, Inc., et al. The complaint alleged fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and sought equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. The defendants have filed a motion to dismiss. We believe we have meritorious defenses to the claims in this case, and we intend to defend this case vigorously, but there are no assurances as to its outcome.
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
Although we sold HRBFA effective November 1, 2008, we remain responsible for the Express IRA litigation through an indemnification agreement with Ameriprise. The amounts claimed in these cases are substantial. We believe we have meritorious defenses to the claims in these cases, and we intend to defend these cases vigorously, but there are no assurances as to their outcome.

Securities Litigation
On April 6, 2007, a putative class action styled In re H&R Block Securities Litigation was filed against the Company and certain of its officers in the United States District Court for the Western District of Missouri. The complaint alleges, among other things, deceptive, material and misleading financial statements and failure to prepare financial statements in accordance with generally accepted accounting principles. The complaint sought unspecified damages and equitable relief. The court dismissed the complaint on February 19, 2008, and plaintiffs appealed the dismissal on March 18, 2008. In addition, plaintiffs in a shareholder derivative action that was consolidated into the securities litigation filed a separate appeal on March 18, 2008, contending that the derivative action was improperly consolidated. The derivative action is Iron Workers Local 16 Pension Fund v. H&R Block, et al., in the United States District Court for the Western District of Missouri, Case No. 06-cv-00466-ODS (instituted on June 8, 2006) and was brought against certain of our directors and officers purportedly on behalf of the Company. The derivative action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste, and unjust enrichment pertaining to (1) our restatement of financial results in fiscal year 2006 due to errors in determining our state effective income tax rate and (2) certain of our products and business activities. We believe we have meritorious defenses to the claims in these cases and intend to defend this litigation vigorously. We currently do not believe that we will incur a material loss with respect to this litigation.

RSM McGladrey Litigation
RSM McGladrey Business Services, Inc. and certain of its subsidiaries are parties to a putative class action filed on July 11, 2006 and entitled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations regarding business valuation services provided by RSM EquiCo, Inc., including fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition and seeks unspecified damages, restitution and equitable relief. A hearing on plaintiffs’ motion for class certification is scheduled for March 6, 2009. We intend to defend this case vigorously. The amount claimed in this action is substantial and there can be no assurance regarding the outcome and resolution of this matter. It is reasonably possible that we could incur losses with respect to this litigation, although an estimate of such losses cannot be made in light of the early stage of the litigation.
RSM McGladrey, Inc. (RSM) has a relationship with certain public accounting firms (collectively, “the Attest Firms”) pursuant to which (1) some RSM employees are also partners or employees of the Attest Firms, (2) many clients of the Attest Firms are also RSM clients, and (3) our RSM McGladrey brand is closely linked to the Attest Firms. The Attest Firms are parties to claims and lawsuits (collectively, “Attest Firm Claims”) arising in the normal course of business. Judgments or settlements arising from Attest Firm Claims exceeding the Attest Firms’ insurance coverage could have a direct adverse effect on Attest Firm operations and could impair RSM’s ability to attract and retain clients and quality professionals. For example, accounting and auditing firms (including one of the Attest Firms) recently have become subject to claims based on losses their clients suffered from investments in investment funds managed by third parties. Although RSM may not have a direct liability for significant Attest Firm Claims, such Attest Firm Claims could have a material adverse effect on RSM’s operations and impair the value of our investment in RSM. There is no assurance regarding the outcome of the Attest Firm Claims.

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
On June 3, 2008, the Massachusetts Attorney General filed a lawsuit in the Superior Court of Suffolk County, Massachusetts (Case No. 08-2474-BLS) entitled Commonwealth of Massachusetts v. H&R Block, Inc., et al., alleging unfair, deceptive and discriminatory origination and servicing of mortgage loans and seeking equitable relief, disgorgement of profits, restitution and statutory penalties. On November 10, 2008, the court granted a preliminary injunction limiting the ability of the owner of SCC’s former loan servicing business to initiate or advance foreclosure actions against certain loans originated by SCC or its subsidiaries without (i) advance notice to the Massachusetts Attorney General and (ii) if the Attorney General objects to foreclosure, approval by the court. The preliminary injunction generally applies to loans meeting all of the following four characteristics: (1) adjustable rate mortgages with an introductory period of three years or less, (2) the borrower has a debt-to-income ratio generally exceeding 50 percent, (3) an introductory interest rate at least 2 percent lower than the fully indexed rate (unless the debt-to-income ratio is 55% or greater) and (4) loan-to-value ratio of 97 percent or certain prepayment penalties. We have appealed this preliminary injunction. We believe we have meritorious defenses to the claims in this case, and we intend to defend this case vigorously, but there are no assurances as to its outcome.
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
In addition to the aforementioned types of cases, we are party to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits (collectively, “Other Claims”) concerning the preparation of customers’ income tax returns, the fees charged customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters and contract disputes. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material adverse effect on our consolidated operating results, financial position or cash flows.

ITEM 1A. RISK FACTORS

Our businesses may be adversely affected by conditions in the global financial markets and economic conditions generally.
Our business may be materially affected by conditions in the global financial markets and economic conditions generally, and these conditions may change suddenly and dramatically. For example, the capital and credit markets have been experiencing extreme volatility and disruption, which have reached unprecedented levels this year. Difficulties in the mortgage and broader credit markets in the United States and elsewhere resulted in a relatively sudden and substantial decrease in the availability of credit and a corresponding increase in funding costs. We cannot predict how long these conditions will exist or how our business or financial statements may be affected. Increases in interest rates or credit spreads, as well as limitations on the availability of credit, such as has occurred recently, may affect our ability to borrow in excess of our current commitments on a secured or unsecured basis, which may adversely affect our liquidity and results of operations. This could increase our cost of funding, which could reduce our profitability.
In addition, the downturn in the residential housing market, rising unemployment and an increase in mortgage defaults has, and may continue, to negatively impact our operating results. An economic recession will likely reduce the ability of our borrowers to repay mortgage loans, and declining home values would increase the severity of loss we may incur in the event of default.
In response to the current financial markets, legislation has been proposed to allow mortgage loan “cram-downs,” which would empower courts to modify the terms of mortgage loans including a reduction in the principal amount to reflect lower underlying property values. This could result in our writing down the balance of those mortgage loans in bankruptcy to reflect their current collateral values. The availability of principal reductions or other mortgage loan modifications could make bankruptcy a more attractive option for troubled borrowers, leading to increased bankruptcy filings and accelerated defaults.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our purchases of H&R Block common stock during the third quarter of fiscal year 2009 is as follows:

(in 000s, except per share amounts)
			Total Number of Shares	Maximum $Value
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased (1)	per Share	Plans or Programs (2)	the Plans or Programs (2)

November 1 – November 30	147	$19.35	-	$2,000,000
December 1 – December 31	-	$-	-	$2,000,000
January 1 – January 31	4	$22.41	-	$2,000,000

(1)	We purchased 150,358 shares in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on nonvested shares.

(2)	In June 2008, our Board of Directors rescinded previous authorizations to repurchase shares of our common stock, and approved an authorization to purchase up to $2.0 billion of our common stock over the next four years.

ITEM 6. EXHIBITS

10.1	Third Amendment to Program Contracts dated as of December 5, 2008 by and among HSBC Bank USA, HSBC Trust Company (Delaware), N.A., HSBC Taxpayer Financial Services Inc., Beneficial Franchise Company Inc., HRB Tax Group, Inc., H&R Block Tax Services LLC, H&R Block Enterprises LLC, H&R Block Eastern Enterprises, Inc., HRB Digital LLC, Block Financial LLC, HRB Innovations, Inc., HSBC Finance Corporation, and H&R Block, Inc.*
10.2	Credit and Guarantee Agreement dated as of January 14, 2009, among Block Financial LLC, H&R Block, Inc. and HSBC Finance Corporation.
10.3	Separation and Release Agreement dated January 21, 2009 between RSM McGladrey Business Services and Steven Tait.**
10.4	H&R Block, Inc. Deferred Compensation Plan for Executives (amended and restated effective December 31, 2008).**
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

**	Indicates management contracts, compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Russell P. Smyth
Russell P. Smyth
President and Chief Executive Officer
March 6, 2009

/s/  Becky S. Shulman
Becky S. Shulman
Senior Vice President, Treasurer and
Chief Financial Officer
March 6, 2009

/s/  Jeffrey T. Brown
Jeffrey T. Brown
Vice President and
Corporate Controller
March 6, 2009