Form 10-K
period 2009-04-30
H&R BLOCK INC
filed 2009-06-29
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on October 31, 2008, was $6,539,980,861.

Number of shares of the registrant’s Common Stock, without par value, outstanding on May 31, 2009: 334,140,455.

Documents incorporated by reference

The definitive proxy statement for the registrant’s Annual Meeting of Shareholders, to be held September 10, 2009, is incorporated by reference in Part III to the extent described therein.

2009 FORM 10-K AND ANNUAL REPORT

INTRODUCTION AND FORWARD-LOOKING STATEMENTS
Specified portions of our proxy statement, which will be filed in July 2009, are listed as “incorporated by reference” in response to certain items. Our proxy statement will be made available to shareholders in July 2009, and will also be available on our website at www.hrblock.com.
This report and other documents filed with the Securities and Exchange Commission (SEC) may contain forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “would,” “should,” “could” or “may.” Forward-looking statements provide management’s current expectations or predictions of future conditions, events or results. They may include projections of revenues, income, earnings per share, capital expenditures, dividends, liquidity, capital structure or other financial items, descriptions of management’s plans or objectives for future operations, products or services, or descriptions of assumptions underlying any of the above. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made and management does not undertake to update them to reflect changes or events occurring after that date except as required by federal securities laws.

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
H&R Block, Inc. has subsidiaries that provide tax, retail banking, accounting and business consulting services and products. Our Tax Services segment primarily consists of our income tax preparation businesses – retail, online and software. These businesses serve the general public in the United States (U.S.), Canada and Australia. Additionally, this segment includes commercial tax businesses, which provide tax preparation software to certified public accountants (CPAs) and other tax preparers in the U.S. Our Business Services segment consists of a national accounting, tax and business consulting firm primarily serving middle-market companies under the RSM McGladrey, Inc. (RSM) brand. Our Consumer Financial Services segment is engaged in retail banking through H&R Block Bank (HRB Bank).
H&R Block, Inc. was organized as a corporation in 1955 under the laws of the State of Missouri. “H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context. A complete list of our subsidiaries can be found in Exhibit 21.
  DISCONTINUED OPERATIONS – Effective November 1, 2008, we sold H&R Block Financial Advisors, Inc. (HRBFA) to Ameriprise Financial, Inc. (Ameriprise). We received cash proceeds, net of selling costs, of $304.0 million and repayment of $46.6 million in intercompany liabilities. At April 30, 2009, HRBFA and its direct corporate parent are presented as discontinued operations in the consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations. See additional discussion in Item 8, note 19 to our consolidated financial statements.
Our discontinued operations also include the wind-down of our mortgage loan origination business and the sale of our mortgage loan servicing business in the prior year. Also included in the prior years are the results of three smaller lines of business previously reported in our Business Services segment.
  ISSUANCE OF COMMON STOCK – In October 2008, we sold 8.3 million shares of our common stock, without par value, at a price of $17.50 per share in a registered direct offering through subscription agreements with selected institutional investors. We received net proceeds of $141.4 million, after deducting placement agent fees and other offering expenses. The purpose of the equity offering was to ensure we maintained adequate equity levels, as a condition of certain borrowings, during our off-season. Proceeds were used for general corporate purposes.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
See discussion below and in Item 8, note 20 to our consolidated financial statements.

DESCRIPTION OF BUSINESS

TAX SERVICES
GENERAL – Our Tax Services segment is primarily engaged in providing tax return preparation and related services and products in the U.S. and its territories, Canada and Australia. Major revenue sources include fees earned for tax preparation services performed at company-owned retail tax offices, royalties from franchise retail tax offices, sales of tax-related services, sales of tax preparation and other software, online tax preparation fees,

H&R BLOCK 2009 Form 10K  1

participation in refund anticipation loans (RALs) and Emerald Advance lines of credit. Segment revenues constituted 74.3% of our consolidated revenues from continuing operations for fiscal year 2009, 73.1% for 2008 and 72.4% for 2007.
Retail income tax return preparation and related services are provided by tax professionals via a system of retail offices operated directly by us or by franchisees. We also offer our services through seasonal offices located inside major retailers.
TAX RETURNS PREPARED – We, together with our franchisees, prepared approximately 24.0 million tax returns worldwide during fiscal year 2009, compared to 24.6 million in 2008 and 24.0 million in 2007. We prepared 21.1 million tax returns in the U.S. during fiscal year 2009, down from 21.8 million in 2008 and 21.5 million in 2007. Our U.S. tax returns prepared, including those prepared and filed at no charge, for the 2009 tax season constituted 15.8% of an Internal Revenue Service (IRS) estimate of total individual income tax returns filed during the fiscal year 2009 tax season. This compares to 16.2% in the 2008 tax season, excluding tax returns filed as a result of the Economic Stimulus Act of 2008 (Stimulus Act), and 16.5% in 2007.
FRANCHISES – We offer franchises as a way to expand our presence in the market. Our franchise arrangements provide us with certain rights designed to protect our brand. Most of our franchisees receive use of our software, access to product offerings and expertise, signs, specialized forms, local advertising, initial training and supervisory services, and pay us a percentage, typically approximately 30%, of gross tax return preparation and related service revenues as a franchise royalty.
From time to time, we have acquired the territories of existing franchisees and other tax return preparation businesses, and may continue to do so if future conditions warrant and satisfactory terms can be negotiated. During fiscal year 2009, we acquired the assets and franchise rights of our last major independent franchise operator for an aggregate purchase price of $279.2 million. Results of the acquisition are included in our consolidated financial statements at April 30, 2009. See Item 8, note 2 to our consolidated financial statements for additional information.
We have also initiated a program to optimize our retail tax office network, including the mix of franchised and company-owned offices. During fiscal year 2009 we sold certain offices to existing franchisees for sales proceeds totaling $16.9 million. The net gain on these transactions totaled $14.9 million. We expect to continue this program in the coming years. The extent to which we refranchise offices will depend upon ongoing analysis regarding the optimal mix of offices for our network, including geographic location, as well as our ability to identify qualified franchisees.
OFFICES – A summary of our company-owned and franchise offices is as follows:

April 30,	2009	2008	2007

U.S. OFFICES:
Company-owned offices	7,029	6,835	6,669
Company-owned shared locations(1)	1,542	1,478	1,488

Total company-owned offices	8,571	8,313	8,157

Franchise offices	3,565	3,812	3,784
Franchise shared locations(1)	787	913	843

Total franchise offices	4,352	4,725	4,627

	12,923	13,038	12,784

INTERNATIONAL OFFICES:
Canada	1,193	1,143	1,070
Australia	378	366	360

	1,571	1,509	1,430

(1)	Shared locations include offices located within Sears, Wal-Mart or other third-party businesses.

The acquisition of our last major independent franchise operator included a network of over 600 tax offices, nearly two-thirds of which converted to company-owned offices upon the closing of the transaction, as reflected in the table above.
Offices in shared locations at April 30, 2009, include 722 offices in Sears stores operated as “H&R Block at Sears” and 1,030 offices operated in Wal-Mart stores. The Sears license agreement expires in July 2010. The Wal-Mart agreement expired in May 2009, and the related offices have been closed.
During fiscal year 2007, we acquired ExpressTax, a national franchisor of tax preparation businesses, for an aggregate cash purchase price of $5.7 million. This acquisition added 249 offices to our network, which continue to operate under the ExpressTax brand. There are currently 368 offices operating under the ExpressTax brand.

2   H&R BLOCK 2009 Form 10K

SERVICE AND PRODUCT OFFERINGS – We offer a number of digital tax preparation alternatives. TaxCut® from H&R Block enables do-it-yourself users to prepare their federal and state tax returns easily and accurately. Our software products may be purchased through third-party retail stores, direct mail or online.
We also offer our clients many online options: multiple versions of do-it-yourself tax preparation; professional tax review; tax advice; and tax preparation through a tax professional, whereby the client completes a tax organizer and sends it to a tax professional for preparation and/or signature.
By offering professional and do-it-yourself tax preparation options through multiple channels, we seek to serve our clients in the manner they choose to be served.
We also offer clients a number of options for receiving their income tax refund, including a check directly from the IRS, an electronic deposit directly to their bank account, a prepaid debit card, a refund anticipation check (RAC) or a RAL.
The following are some of the services and products we offer in addition to our tax preparation service:
RALs. RALs are offered to our U.S. clients by a designated bank primarily through a contractual relationship with HSBC Holdings plc (HSBC). An eligible, electronic filing client may apply for a RAL at one of our offices. After meeting certain eligibility criteria, clients are offered the opportunity to apply for a loan from HSBC in amounts up to $9,999 based on their anticipated federal income tax refund. We simultaneously transmit the income tax return information to the IRS and the lending bank. Within a few days after the filing date, the client receives a check, direct deposit or prepaid debit card in the amount of the loan, less the bank’s transaction fee, our tax return preparation fee and other fees for client-selected services. Additionally, qualifying electronic filing clients are eligible to receive their RAL proceeds, less applicable fees, in approximately one hour after electronic filing using the Instant Money service. A RAL is repaid when the IRS directly deposits the participating client’s federal income tax refund into a designated account at the lending bank. See related discussion in “Loan Participations” below.
RACs. Refund Anticipation Checks are offered to U.S. clients who would like to either: (1) receive their refund faster and do not have a bank account for the IRS to direct deposit their refund; (2) have their tax preparation fees paid directly out of their refund; or (3) receive their refund faster but do not qualify for a RAL under the existing credit criteria. A RAC is not a loan and is provided through a contractual relationship with HSBC.
Peace of Mind (POM) Guarantee. The POM guarantee is offered to U.S. clients, in addition to our standard guarantee, whereby we (1) represent our clients if audited by the IRS, and (2) assume the cost, subject to certain limits, of additional taxes owed by a client resulting from errors attributable to one of our tax professionals’ work. The POM program has a per client cumulative limit of $5,000 in additional taxes assessed with respect to the federal, state and local tax returns we prepared for the taxable year covered by the program.
Emerald Advance Lines of Credit. Emerald Advance lines of credit are offered to clients in tax offices from mid-November through early January, currently in an amount not to exceed $1,000 (previously $500). If the borrower meets certain criteria as agreed in the loan terms, the line of credit can be increased and utilized year-round. These lines of credit are offered by HRB Bank.
H&R Block Prepaid Emerald Mastercard®. The H&R Block Prepaid Emerald MasterCard® allows a client to receive a tax refund from the IRS directly on a prepaid debit card, or to direct RAL or RAC proceeds to the card to avoid high-cost check-cashing fees. The card can be used for everyday purchases, bill payments and ATM withdrawals anywhere MasterCard® is accepted. Additional funds can be added to the card account year-round through direct deposit or at participating retail locations. The H&R Block Prepaid Emerald MasterCard® is issued by HRB Bank.
Tax Return Preparation Courses. We offer income tax return preparation courses to the public, which teach students how to prepare income tax returns and provide us with a source of trained tax professionals.
Software Products. We develop and market TaxCut® income tax preparation software. TaxCut® offers a simple step-by-step tax preparation interview, data imports from money management software and tax preparation software, calculations, completion of the appropriate tax forms, checking for errors and electronic filing.
During fiscal year 2007, we acquired TaxWorks LLC and its affiliated entities, a provider of commercial tax preparation software targeting the independent tax preparer market. The primary software product, TaxWorks®, is designed for small to mid-sized CPA firms who file tax returns for individuals and businesses. See Item 8, note 2 to our consolidated financial statements.
Online Tax Preparation. We offer a comprehensive range of online tax services, from tax advice to complete professional and do-it-yourself tax return preparation and electronic filing, through our websites at www.hrblock.com and www.taxcut.com. These websites allow clients to prepare their federal and state income tax returns using the TaxCut® Online Tax Program, access tax tips, advice and tax-related news and use calculators for tax planning.

H&R BLOCK 2009 Form 10K  3

We participate in the Free File Alliance (FFA). This alliance was created by the tax return preparation industry and the IRS, and allows qualified filers with adjusted gross incomes less than $56,000 to prepare and file their federal return online at no charge. We feel this program provides a valuable public service and increases our visibility with new clients, while also providing an opportunity to offer our state return preparation and other services to these clients.
CashBack Program. We offer a refund discount (CashBack) program to our customers in Canada. In accordance with current Canadian regulations, if a customer’s tax return indicates the customer is entitled to a tax refund, we issue a check to the client in the amount of the refund, less a discount. The client assigns to us the full amount of the tax refund to be issued by the Canada Revenue Agency (CRA) and the refund check is then sent by the CRA directly to us. In accordance with the law, the discount is deemed to include both the tax return preparation fee and the fee for tax refund discounting. This program is financed by short-term borrowings. The number of returns discounted under the CashBack program in fiscal year 2009 was approximately 782,000, compared to 749,000 in 2008 and 670,000 in 2007.
LOAN PARTICIPATIONS – Since July 1996, we have been a party to agreements with HSBC and its predecessors to participate in RALs provided by a lending bank to H&R Block tax clients. During fiscal year 2006, we signed a new agreement with HSBC in which we obtained the right to purchase a 49.9% participation interest in all RALs obtained through our retail offices. We received a signing bonus from HSBC during fiscal year 2006 in connection with this agreement, which was recorded as deferred revenue and is earned over the contract term. The agreement is effective through June 2011 and we have extensions through 2013. Our purchases of the participation interests are financed through short-term borrowings and we bear all of the credit risk associated with our participation interests. Revenue from our participation is calculated as the rate of participation multiplied by the fee paid by the borrower to the lending bank. Our RAL participation revenue was $142.7 million, $190.2 million and $192.4 million in fiscal years 2009, 2008 and 2007, respectively.
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

United States and Canada Australia	January – April July – October

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
Our digital tax solutions businesses compete with a number of companies. Intuit, Inc. is the largest supplier of tax preparation software and online tax preparation services. There are many smaller competitors in the online market, as well as free state-sponsored online filing programs. Price and marketing competition for digital tax preparation services is increasing, including offers of free tax preparation services.
GOVERNMENT REGULATION – Federal legislation requires income tax return preparers to, among other things, set forth their signatures and identification numbers on all tax returns prepared by them and retain all tax returns prepared by them for three years. Federal laws also subject income tax return preparers to accuracy-related penalties in connection with the preparation of income tax returns. Preparers may be prohibited from further acting as income tax return preparers if they continuously and repeatedly engage in specified misconduct.
The federal government regulates the electronic filing of income tax returns in part by requiring electronic filers to comply with all publications and notices of the IRS applicable to electronic filing. We are required to provide certain electronic filing information to the taxpayer and comply with advertising standards for electronic filers. We are also subject to possible monitoring by the IRS, penalties for improper disclosure or use of income tax return preparation, other preparer penalties and suspension from the electronic filing program.
The Gramm-Leach-Bliley Act and related Federal Trade Commission (FTC) regulations require income tax preparers to adopt and disclose consumer privacy policies, and provide consumers a reasonable opportunity to “opt-out” of having personal information disclosed to unaffiliated third-parties for marketing purposes. Some states have adopted or proposed strict “opt-in” requirements in connection with use or disclosure of consumer

4   H&R BLOCK 2009 Form 10K

information. In addition, the IRS generally prohibits the use or disclosure by tax return preparers of taxpayer information without the prior written consent of the taxpayer.
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
As noted above under “Offices,” many of the income tax return preparation offices operating in the U.S. under the name “H&R Block” are operated by franchisees. Our franchising activities are subject to the rules and regulations of the FTC and various state laws regulating the offer and sale of franchises. The FTC and various state laws require us to furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which we are currently franchising regulate the sale of franchises and require registration of the franchise offering circular with state authorities and the delivery of a franchise offering circular to prospective franchisees. We are currently operating under exemptions from registration in several of these states based on our net worth and experience. Substantive state laws regulating the franchisor/franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor/franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. From time to time, we may make appropriate amendments to our franchise offering circular to comply with our disclosure obligations under federal and state law.
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

BUSINESS SERVICES
GENERAL – Our Business Services segment offers accounting, tax and business consulting services, wealth management and capital markets services to middle-market companies. Segment revenues constituted
22.0% of our consolidated revenues from continuing operations for fiscal year 2009, 23.0% for fiscal year 2008 and 25.1% for fiscal year 2007.
This segment consists primarily of RSM, which provides accounting, tax and business consulting services in 93 cities and 25 states and offers services in 21 of the 25 top U.S. markets.
From time to time, we have acquired related businesses and may continue to do so if future conditions warrant and satisfactory terms can be negotiated.
RELATIONSHIP WITH ATTEST FIRMS – By regulation, we cannot provide financial statement attest services. McGladrey & Pullen LLP (M&P) and other public accounting firms (collectively, “the Attest Firms”) operate in an alternative practice structure with RSM, and provide attest and other services related to client financial statements. Through a number of agreements with these Attest Firms, we provide accounting, payroll, human resources, marketing and other administrative services to the Attest Firms. We receive a management fee for these services. We also have a cost-sharing arrangement with the Attest Firms, whereby they reimburse us for certain costs, mainly for the use of RSM-owned or leased real estate, property and equipment. The Attest Firms generally may terminate these arrangements upon 210 days notice. Following such a termination, the Attest Firms generally are prohibited for a period of three years from engaging in businesses in which RSM engages or soliciting RSM clients. In addition, we provide working capital to M&P through a revolving credit facility in an amount equal to the lower of the value of their accounts receivable, work-in-process and fixed assets or $125.0 million. This credit facility is secured by M&P’s accounts receivable, work-in-process and fixed assets. The Attest Firms are limited liability partnerships with their own independent management, legal and business advisors, professional liability insurance, quality assurance and risk management policies. Accordingly, the Attest Firms are separate legal entities and not affiliates. Some partners and employees of the Attest Firms are also employees of RSM. The terms of the RSM/Attest Firms arrangements are based on the mutual agreement of the parties. As a result, from time to time, the parties assess various aspects of the relationship, such as the extent and cost of the RSM services, mutually supportive marketing initiatives, acquisition strategies and financing, and, when mutually agreed, have

H&R BLOCK 2009 Form 10K  5

implemented appropriate changes in the relationship. Such a discussion is currently underway, which could lead to additional changes in the relationship.
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
GOVERNMENT REGULATION – Many of the same federal and state regulations relating to tax preparers and the information concerning tax reform discussed previously in Tax Services apply to the Business Services segment as well. RSM is not, and is not eligible to be, a licensed public accounting firm and takes measures to ensure that it does not provide services prohibited by regulation, such as attest services. RSM, through its subsidiaries, provides capital markets and wealth management services and is subject to state and federal regulations governing investment advisors and securities brokers and dealers.
Auditor independence rules of the SEC, the Public Company Accounting Oversight Board (PCAOB) and various states apply to the Attest Firms as public accounting firms. In applying its auditor independence rules, the SEC views us and the Attest Firms as a single entity and requires that the SEC independence rules for the Attest Firms apply to us and requires us to be independent of any SEC audit client of the Attest Firms. The SEC regards any financial interest or prohibited business relationship we have with a client of the Attest Firms as a financial interest or prohibited business relationship between the Attest Firms and the client for purposes of applying its auditor independence rules.
We and the Attest Firms have jointly developed and implemented policies, procedures and controls designed to ensure the Attest Firms’ independence as audit firms complying with applicable SEC regulations and professional responsibilities. These policies, procedures and controls are designed to monitor and prevent violations of applicable independence rules and include, among other things: (1) informing our officers, directors and other members of senior management concerning auditor independence matters; (2) procedures for monitoring securities ownership; (3) communicating with SEC audit clients regarding the SEC’s interpretation and application of relevant independence rules and guidelines; and (4) requiring RSM employees to comply with the Attest Firms’ independence and relationship policies (including the Attest Firms’ independence compliance questionnaire procedures).
See discussion in Item 1A, “Risk Factors” for additional information.

CONSUMER FINANCIAL SERVICES
GENERAL – Our Consumer Financial Services segment is engaged in providing retail banking offerings through HRB Bank, primarily to Tax Services clients in the U.S. HRB Bank offers the H&R Block Prepaid Emerald MasterCard® and Emerald Advance lines of credit through our Tax Services segment. HRB Bank also offers traditional banking services including prepaid debit card accounts, checking and savings accounts, individual retirement accounts and certificates of deposit. Segment revenues constituted 3.5% of our consolidated revenues from continuing operations for fiscal year 2009, 3.5% for 2008 and 2.1% for 2007. This segment previously included HRBFA, which was sold to Ameriprise during fiscal year 2009 and has been presented as a discontinued operation in the accompanying consolidated financial statements.
The operations of HRB Bank are primarily focused on providing limited retail banking services to tax clients of H&R Block. In fiscal years 2008 and 2007, HRB Bank purchased mortgage loans, primarily from former affiliates. Although HRB Bank no longer intends to purchase mortgage loans, it continues to hold mortgage loans for investment purposes. HRB Bank had mortgage loans held for investment of $744.9 million and $966.3 million at April 30, 2009 and 2008, respectively.
HRB Bank earns interest income on mortgage loans held for investment and other investments, bank card transaction fees on the use of debit cards, fees from the use of ATM networks and interest and fees related to Emerald Advance lines of credit. H&R Block and its affiliates provide certain administrative services to HRB Bank. A significant portion of HRB Bank’s deposit base includes deposits relating to the business of affiliates.
The information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” is included in Item 7.
SEASONALITY OF BUSINESS – HRB Bank’s operating results are subject to seasonal fluctuations primarily related to the offering of the H&R Block Prepaid Emerald MasterCard® and Emerald Advance lines of credit. These services are primarily offered to Tax Services clients, and therefore peak in January and February and taper off through the remainder of the tax season.

6   H&R BLOCK 2009 Form 10K

COMPETITIVE CONDITIONS – HRB Bank is highly integrated with our Tax Services segment and its customer base of tax preparation clients. For many of these clients, HRB Bank is their only access to banking services. HRB Bank does not seek to compete broadly with regional or national retail banks.
GOVERNMENT REGULATION – HRB Bank is subject to regulation, supervision and examination by the Office of Thrift Supervision (OTS), the Federal Reserve and the Federal Deposit Insurance Corporation (FDIC). All savings associations are subject to the capital adequacy guidelines and the regulatory framework for prompt corrective action. HRB Bank must meet specific capital guidelines involving quantitative measures of HRB Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. HRB Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. As a savings and loan holding company, H&R Block, Inc. is also subject to regulation by the OTS.
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

EMPLOYEES
We have approximately 8,300 regular full-time employees as of April 30, 2009. The highest number of persons we employed during the fiscal year ended April 30, 2009, including seasonal employees, was approximately 133,700.

AVAILABILITY OF REPORTS AND OTHER INFORMATION
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through our website at www.hrblock.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov containing reports, proxy and information statements and other information regarding issuers who file electronically with the SEC.
Copies of the following corporate governance documents are posted on our website:

▪	The Amended and Restated Articles of Incorporation of H&R Block, Inc.;
▪	The Amended and Restated Bylaws of H&R Block, Inc.;
▪	The H&R Block, Inc. Corporate Governance Guidelines;
▪	The H&R Block, Inc. Code of Business Ethics and Conduct;
▪	The H&R Block, Inc. Board of Directors Independence Standards;
▪	The H&R Block, Inc. Audit Committee Charter;
▪	The H&R Block, Inc. Governance and Nominating Committee Charter; and
▪	The H&R Block, Inc. Compensation Committee Charter.
If you would like a printed copy of any of these corporate governance documents, please send your request to the Office of the Secretary, H&R Block, Inc., One H&R Block Way, Kansas City, Missouri 64105.
Information contained on our website does not constitute any part of this report.

ITEM 1A. RISK FACTORS
An investment in our common stock involves risk, including the risk that the value of an investment may decline or that returns on that investment may fall below expectations. There are a number of significant factors which could cause actual conditions, events or results to differ materially from those described in forward-looking statements, many of which are beyond management’s control or its ability to accurately forecast or predict, or could adversely affect our operating results and the value of any investment in our stock. Other factors besides those listed below or discussed in reports filed with the SEC could adversely affect our results.

H&R BLOCK 2009 Form 10K  7

Our businesses may be adversely affected by economic conditions generally, including the current economic recession.
An economic recession, as we are currently experiencing, is frequently characterized by rising unemployment and declining consumer and business spending. Poor economic conditions may negatively affect demand and pricing for our services. In addition, the recent downturn in the residential housing market and increase in mortgage defaults has negatively impacted our operating results and may continue to do so. An economic recession will likely reduce the ability of our borrowers to repay mortgage loans, and declining home values could increase the severity of loss we may incur in the event of default. In addition to mortgage loans, we also extend secured and unsecured credit to other customers, including RALs and Emerald Advance lines of credit to our tax preparation customers. We may incur significant losses on credit we extend, which in turn could reduce our profitability.

Our access to liquidity may be negatively impacted if disruptions in credit markets occur, if credit rating downgrades occur or if we fail to meet certain covenants. Funding costs may increase, leading to reduced earnings.
We need liquidity to meet our off-season working capital requirements, to service debt obligations including refinancing of maturing obligations, to purchase RAL participations and for other related activities. Although we believe we have sufficient liquidity to meet our current needs, our access to and the cost of liquidity could be negatively impacted in the event of credit-rating downgrades or if we fail to meet existing debt covenants. In addition, events could occur which could increase our need for liquidity above current levels.
If rating agencies downgrade our credit rating, the cost of debt would likely increase and capital market availability could decrease or become unavailable. Our unsecured committed lines of credit (CLOCs) are subject to various covenants, including a covenant requiring that we maintain minimum net worth equal to $650.0 million and a requirement that we reduce the aggregate outstanding principal amount of short-term debt (as defined) to $200.0 million or less for a minimum period of thirty consecutive days during the period from March 1 to June 30 of each year. Violation of a covenant could impair our access to liquidity currently available through the CLOCs. If current sources of liquidity were to become unavailable, we would need to obtain additional sources of funding, which may not be possible or may be available under less favorable terms.

The industries in which we operate face substantial litigation, and such litigation may damage our reputation or result in material liabilities and losses.
We have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation arising in connection with our various business activities. Adverse outcomes related to litigation could result in substantial damages and could cause our earnings to decline. Negative public opinion can also result from our actual or alleged conduct in such claims, possibly damaging our reputation and could cause the market price of our stock to decline. See Item 3, “Legal Proceedings” for additional information.

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

We are subject to operational risk and risks associated with our controls and procedures, which may result in incurring financial and reputational losses.
There is a risk of loss resulting from inadequate or failed processes or systems, theft or fraud. These can occur in many forms including, among others, errors, business interruptions arising from natural disasters or other events, inadequate design and development of products and services, inappropriate behavior of or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with

8   H&R BLOCK 2009 Form 10K

their contractual agreements. These events could potentially result in financial losses or other damages. We utilize internally developed processes, internal and external information and technological systems to manage our operations. We are exposed to risk of loss resulting from breaches in the security or other failures of these processes and systems. Our ability to recover or replace our major operational systems and processes could have a significant impact on our core business operations and increase our risk of loss due to disruptions of normal operating processes and procedures that may occur while re-establishing or implementing information and transaction systems and processes. As our businesses are seasonal, our systems must be capable of processing high volumes during peak season. Therefore, service interruptions resulting from system failures could negatively impact our ability to serve our customers, which in turn could damage our brand and reputation, or adversely impact our profitability.
We also face the risk that the design of our controls and procedures may prove to be inadequate or that our controls and procedures may be circumvented, thereby causing delays in detection of errors or inaccuracies in data and information. It is possible that any lapses in the effective operations of controls and procedures could materially affect earnings or harm our reputation. Lapses or deficiencies in internal control over financial reporting could also be material to us.

TAX SERVICES

Government initiatives that simplify tax return preparation could reduce the need for our services as a third-party tax return preparer. In addition, changes in government regulations or processes regarding the preparation and filing of tax returns may increase our operating costs or reduce our revenues.
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
Governmental regulations and processes affect how we provide services to our clients. Changes in these regulations and processes may require us to make corresponding changes to our client service systems and procedures. The degree and timing of changes in governmental regulations and processes may impair our ability to serve our clients in an effective and cost-efficient manner or reduce demand for our services, causing our revenues or results of operations to decline.

Federal and state legislators and regulators have increasingly taken an active role in regulating financial products such as RALs. In addition, we are dependent on third-party financial institutions to provide certain of these financial products to our clients and these institutions could cease or significantly reduce the offering of such products. These trends or potential developments could impede our ability to facilitate these financial products, reduce demand for our services and harm our business.
Changes in government regulation related to RALs could limit the offering of RALs to our clients or our ability to purchase participation interests. In addition, third-party financial institutions currently originating RALs and similar products could decide to cease or significantly limit such offerings and related collection practices. Changes in IRS practices could impair our ability to limit our bad debt exposure. Changes in any of these, as well as possible litigation related to financial products offered through our distribution channels, may cause our revenues or profitability to decline. See discussion of RAL litigation in Item 3, “Legal Proceedings.” In addition to the loss of revenues and income directly attributable to the RAL program, the inability to offer RALs could indirectly result in the loss of retail tax clients and associated tax preparation revenues, unless we were able to take mitigating actions.
Total revenues related directly to the RAL program (including revenues from participation interests) were $141.0 million for the year ended April 30, 2009, representing 3.5% of consolidated revenues and contributed $56.8 million to the Tax Services segment’s pretax results. Revenues related directly to the RAL program totaled $189.8 million for the year ended April 30, 2008, representing 4.6% of consolidated revenues and contributed $87.0 million to pretax results.

Increased competition for tax preparation clients in our retail offices and our online and software channels could adversely affect our current market share and profitability, and could limit our ability to grow our client base. Offers of free tax preparation services could adversely affect our revenues and profitability.
The retail tax services business is highly competitive. There are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Many tax return preparation firms and many firms not otherwise in the tax return preparation business are involved in providing electronic filing, RALs and

H&R BLOCK 2009 Form 10K  9

other related services to the public. Commercial tax return preparers and electronic filers are highly competitive with regard to price and service. Our digital tax solutions businesses also compete with in-office tax preparation services and a number of online and software companies, primarily on the basis of price and functionality.
Federal and certain state taxing authorities currently offer, or facilitate the offer of, tax return preparation and electronic filing options to taxpayers at no charge. In addition, many of our direct competitors offer certain free online tax preparation and electronic filing options. We have free offerings as well and prepared 788,000 federal income tax returns in fiscal year 2009 at no charge as part of the FFA. Government tax authorities and direct competitors may elect to expand free offerings in the future. Intense price competition, including offers of free service, could result in a loss of market share, lower revenues or lower margins.
See tax returns prepared statistics included in Item 7, under “Tax Services.”

BUSINESS SERVICES

The RSM alternative practice structure involves relationships with Attest Firms that are subject to regulatory restrictions and other constraints. Failure to comply with these restrictions, or operational difficulties involving the Attest Firms, could damage our brand reputation, lead to reduced earnings and impair our investment in RSM.
RSM’s relationship with the Attest Firms requires compliance with applicable regulations regarding the practice of public accounting and auditor independence rules and requirements. Many of RSM’s clients are also clients of the Attest Firms. In addition, the relationship with the Attest Firms closely links our RSM McGladrey brand with the Attest Firms. If the Attest Firms were to encounter regulatory or independence issues pertaining to the alternative practice structure or if significant litigation arose involving the Attest Firms or their services, such developments could have an adverse effect on our brand reputation and our ability to realize the mutual benefits of our relationship. In addition, a significant judgment or settlement of a claim against the Attest Firms could (1) impair M&P’s ability to meet its payment obligations under various service arrangements with RSM and to repay amounts borrowed under the revolving credit facility it maintains with us, (2) impact RSM’s ability to attract and retain clients and quality professionals, (3) have a significant indirect adverse effect on RSM, as the Attest Firm partners are also RSM employees and (4) result in significant management distraction. This in turn could result in reduced revenue and earnings and, if sufficiently significant, impairment of our investment in RSM.

RSM receives a significant portion of its revenues from clients that are also clients of the Attest Firms. A termination of the alternative practice structure between RSM and the Attest Firms could result in a material loss of revenue to RSM and an impairment of our investment in RSM.
Under the alternative practice structure, RSM and the Attest Firms market their services jointly and provide services to a significant number of common clients. RSM also provides operational and administrative support services to the Attest Firms, including accounting, payroll, human resources, marketing, administrative services and personnel, and office space and equipment. In return for these services, RSM receives a management fee and reimbursement of certain costs, mainly for the use of RSM-owned or leased real estate, property and equipment. If the RSM/Attest Firms relationship under the alternative practice structure were to be terminated, RSM could lose key employees and clients. In addition, RSM may not be able to recoup its costs associated with the infrastructure used to provide the operational and administrative support services to the Attest Firms. This in turn could result in reduced revenue, increased costs and reduced earnings and, if sufficiently significant, impairment of our investment in RSM.

CONSUMER FINANCIAL SERVICES

We are subject to extensive government regulation, including banking rules and regulations. If we fail to comply with applicable banking laws, rules and regulations, we could be subject to disciplinary actions, damages, penalties or restrictions that could significantly harm our business.
The OTS can, among other things, censure, fine, issue cease-and-desist orders or suspend or expel a bank or any of its officers or employees with respect to banking activities. Similarly, the attorneys general of each state could bring legal action on behalf of the citizens of the various states to ensure compliance with local laws.
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

10   H&R BLOCK 2009 Form 10K

See Item 8, note 16 to the consolidated financial statements for the calculation of required ratios.

Economic conditions that negatively affect housing prices and the job market may result in deterioration in credit quality of our loan portfolio, and such deterioration could have a negative impact on our business and profitability.
The overall credit quality of mortgage loans held for investment is impacted by the strength of the U.S. economy and local economic conditions, including residential housing prices. Economic trends that negatively affect housing prices and the job market could result in deterioration in credit quality of our mortgage loan portfolio and a decline in the value of associated collateral. Future interest rate resets could also lead to increased delinquencies in our mortgage loans held for investment. Recent trends in the residential mortgage loan market reflect an increase in loan delinquencies and declining collateral values. As a result of similar trends in our loan portfolio, we recorded significant loan loss provisions totaling $63.9 million during fiscal year 2009.
Our loan portfolio is concentrated in the states of Florida, California, New York and Wisconsin, which represented 19.4%, 17.0%, 13.7% and 8.3%, respectively, of our total mortgage loans held for investment at April 30, 2009. No other state held more than 5% of our loan balances. If adverse trends in the residential mortgage loan market continue, particularly in geographic areas in which we own a greater concentration of mortgage loans, we could incur additional significant loan loss provisions.
Mortgage loans purchased from Sand Canyon Corporation (SCC), formerly Option One Mortgage Corporation, represented approximately 65% of total loans held for investment at April 30, 2009. These loans have been subject to higher delinquency rates than other loans in our portfolio, and may expose us to greater risk of credit loss.

Significant changes have been proposed relating to the regulation of financial institutions. Although the ultimate impact of pending proposals is uncertain at this time, increased regulation could impact operating activities of our bank.
Various legislative proposals have been made regarding changes in the regulation of financial institutions, including the recently released Financial Regulatory Reform Plan. Prior proposals included legislation which would have empowered courts to modify the terms of mortgage loans including a reduction in the principal amount to reflect lower underlying property values.
Future changes in regulation could increase compliance requirements and operating costs of HRB Bank, and could potentially limit operating activities of the bank. Should proposals be enacted into law allowing government modification of mortgage loans, we could report losses on mortgage loans in excess of current levels. The availability of principal reductions or other mortgage loan modifications could make bankruptcy a more attractive option for troubled borrowers, leading to increased bankruptcy filings and accelerated defaults.

DISCONTINUED OPERATIONS

SCC is subject to potential litigation stemming from discontinued mortgage operations, which may result in significant financial losses.
Although SCC terminated its mortgage loan origination activities and sold its loan servicing business during fiscal year 2008, it remains subject to investigations, claims and lawsuits pertaining to its loan origination and servicing activities prior to such termination and sale. The costs involved in defending against and/or resolving these investigations, claims and lawsuits may be substantial in some instances and the ultimate resulting liability is difficult to predict. In the current non-prime mortgage environment, the number and frequency of investigations, claims and lawsuits has increased over historical experience and is likely to continue at increased levels. In the event of unfavorable outcomes, the amount SCC may be required to pay in the discharge of liabilities or settlements could be substantial and, because SCC’s operating results are included in our consolidated financial statements, could have a material adverse impact on our consolidated results of operations.

We are subject to potential contingent liabilities related to loan repurchase obligations, which may result in significant financial losses.
SCC remains exposed to losses relating to mortgage loans it previously originated. Non-prime mortgage loans originated by SCC were sold either as whole-loan sales to single third-party buyers or in the form of a securitization.
SCC entered into indemnification agreements with third-parties relating to the mortgage loans transferred through such whole-loan sales or securitizations. In some instances, H&R Block, Inc. was required to guarantee SCC’s obligations. Obligations to repurchase loans or indemnify a third-party up to an agreed upon amount may arise from breaches of various representations and warranties SCC made under such indemnification agreements. These representations and warranties vary based on the nature of the transaction and the buyer’s requirements but generally pertain to the ownership of the loan, the property securing the loan and compliance with applicable laws

H&R BLOCK 2009 Form 10K  11

and SCC underwriting guidelines. These representations and warranties and corresponding repurchase obligations generally are not subject to stated limits or a stated term.
SCC records a liability for contingent losses relating to representation and warranty claims by estimating loan repurchase volumes and indemnification obligations for both known claims and projections of expected future claims. To the extent that future valid claim volumes exceed current estimates, or the value of mortgage loans and residential home prices decline, future losses may be greater than these estimates and those differences may be significant.

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
We have settled all but one of the RAL Cases. The sole remaining RAL Case is a putative class action entitled Sandra J. Basile, et al. v. H&R Block, Inc., et al., April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. In Basile, the court decertified the class in December 2003, and the Pennsylvania appellate court subsequently reversed the trial court’s decertification decision. In September 2006, the Pennsylvania Supreme Court reversed the appellate court’s reversal of the trial court’s decertification decision. In June 2007, the appellate court affirmed its earlier decision to reverse the trial court’s decertification decision. The Pennsylvania Supreme Court has granted our request to review the appellate court ruling. We believe we have meritorious defenses to this case and we intend to defend it vigorously. There can be no assurances, however, as to the outcome of this case or its impact on our financial statements.
PEACE OF MIND LITIGATION – We are defendants in lawsuits regarding our Peace of Mind program (collectively, the “POM Cases”), under which our applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The POM Cases are described below.
Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Case No. 08-CV-591 in the U.S. District Court for the Southern District of Illinois, is a class action case originally filed in the Circuit Court of Madison County, Illinois on January 18, 2002, in which class certification was granted in August 2003. The plaintiffs allege that the sale of POM guarantees constitutes (1) statutory fraud by selling insurance without a license, (2) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or

12   H&R BLOCK 2009 Form 10K

want it), and (3) a breach of fiduciary duty. The court has certified plaintiff classes consisting of all persons residing in 13 states who from January 1, 1997 to final judgment (1) were charged a separate fee for POM by “H&R Block;” (2) were charged a separate fee for POM by an “H&R Block” entity not licensed to sell insurance; or (3) had an unsolicited charge for POM posted to their bills by “H&R Block.” Persons who received the POM guarantee through an H&R Block Premium office were excluded from the plaintiff class. In August 2008, we removed the case from state court in Madison County, Illinois to the U.S. District Court for the Southern District of Illinois. In December 2008, the U.S. District Court remanded the case back to state court. On April 3, 2009, the United States Court of Appeals for the Seventh Circuit reversed the decision to remand the case back to state court, ruling that the case had been properly removed to federal court. The plaintiffs have filed a petition for rehearing of this decision with the Seventh Circuit.
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
EXPRESS IRA LITIGATION – On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) entitled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc. et al. The complaint alleged fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and sought equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. In July 2007, the Supreme Court of the State of New York issued a ruling that dismissed all defendants other than HRBFA and the claims of common law fraud. The intermediate appellate court reversed this ruling in January 2009. We believe we have meritorious defenses to the claims in this case and intend to defend this case vigorously, but there are no assurances as to its outcome.
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
In addition to the New York and Mississippi Attorney General actions, a number of civil actions were filed against HRBFA and us concerning the Express IRA product, the first of which was filed on March 15, 2006. Except for two cases pending in state court, all of the civil actions have been consolidated by the panel for Multi-District Litigation into a single action styled In re H&R Block, Inc. Express IRA Marketing Litigation (Case No. 06-1786-MD-RED) in the United States District Court for the Western District of Missouri. The amounts claimed in these cases are substantial. We believe we have meritorious defenses to the claims in these cases and intend to defend these cases vigorously, but there are no assurances as to their outcome.
Although we sold HRBFA effective November 1, 2008, we remain responsible for the Express IRA litigation through an indemnification agreement with Ameriprise. See additional discussion in Item 8, note 19 to the consolidated financial statements.
SECURITIES LITIGATION – On April 6, 2007, a putative class action styled In re H&R Block Securities Litigation (Case No. 06-0236-CV-W-ODS) was filed against the Company and certain of its officers in the United States District Court for the Western District of Missouri. The complaint alleged, among other things, deceptive, material and misleading financial statements and failure to prepare financial statements in accordance with generally accepted accounting principles. The complaint sought unspecified damages and equitable relief. The court dismissed the complaint in February 2008, and the plaintiffs appealed the dismissal in March 2008. In addition, plaintiffs in a shareholder derivative action that was consolidated into the securities litigation filed a separate appeal in March 2008, contending that the derivative action was improperly consolidated. The derivative action is Iron Workers Local 16 Pension Fund v. H&R Block, et al., in the United States District Court for the Western District of Missouri, Case No. 06-cv-00466-ODS (instituted on June 8, 2006) and was brought against certain of our directors and officers purportedly on behalf of the Company. The derivative action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste, and unjust enrichment pertaining to (1) our restatement of financial results in fiscal year 2006 due to errors in determining our state effective income tax rate and (2) certain of our products and business activities. We believe we have meritorious defenses to the claims in these cases and intend to defend

H&R BLOCK 2009 Form 10K  13

this litigation vigorously. We currently do not believe that we will incur a material loss with respect to this litigation.
RSM MCGLADREY LITIGATION – RSM McGladrey Business Services, Inc. and certain of its subsidiaries are parties to a class action filed on July 11, 2006 and entitled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations regarding business valuation services provided by RSM EquiCo, Inc., including fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition and seeks unspecified damages, restitution and equitable relief. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. The class consists of all RSM EquiCo U.S. clients who signed platform agreements and for whom RSM EquiCo did not ultimately market their business for sale. RSM EquiCo has filed an appeal of this certification ruling and intends to defend this case vigorously. The amount claimed in this action is substantial and could have a material adverse impact on our consolidated results of operations. There can be no assurance regarding the outcome of this matter.
RSM has a relationship with the Attest Firms pursuant to which (1) some RSM employees are also partners or employees of the Attest Firms, (2) many clients of the Attest Firms are also RSM clients, and (3) our RSM McGladrey brand is closely linked to the Attest Firms. The Attest Firms are parties to claims and lawsuits (collectively, “Attest Firm Claims”) arising in the normal course of business. Judgments or settlements arising from Attest Firm Claims exceeding the Attest Firms’ insurance coverage could have a direct adverse effect on Attest Firm operations and could impair RSM’s ability to attract and retain clients and quality professionals. For example, accounting and auditing firms (including one of the Attest Firms) have become subject to claims based on losses their clients suffered from investments in investment funds managed by third-parties. Although RSM may not have a direct liability for significant Attest Firm Claims, such Attest Firm Claims could have a material adverse effect on RSM’s operations and impair the value of our investment in RSM. There is no assurance regarding the outcome of the Attest Firm Claims.
LITIGATION AND CLAIMS PERTAINING TO DISCONTINUED MORTGAGE OPERATIONS – Although mortgage loan origination activities were terminated and the loan servicing business was sold during fiscal year 2008, SCC remains subject to investigations, claims and lawsuits pertaining to its loan origination and servicing activities that occurred prior to such termination and sale. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, municipalities, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these investigations, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, public nuisance, fraud, and violations of the Truth in Lending Act, Equal Credit Opportunity Act and the Fair Housing Act. In the current non-prime mortgage environment, the number of these investigations, claims and lawsuits has increased over historical experience and is likely to continue at increased levels. The amounts claimed in these investigations, claims and lawsuits are substantial in some instances, and the ultimate resulting liability is difficult to predict. In the event of unfavorable outcomes, the amounts SCC may be required to pay in the discharge of liabilities or settlements could be substantial and, because SCC’s operating results are included in our consolidated financial statements, could have a material adverse impact on our consolidated results of operations.
On June 3, 2008, the Massachusetts Attorney General filed a lawsuit in the Superior Court of Suffolk County, Massachusetts (Case No. 08-2474-BLS) entitled Commonwealth of Massachusetts v. H&R Block, Inc., et al., alleging unfair, deceptive and discriminatory origination and servicing of mortgage loans and seeking equitable relief, disgorgement of profits, restitution and statutory penalties. In November 2008, the court granted a preliminary injunction limiting the ability of the owner of SCC’s former loan servicing business to initiate or advance foreclosure actions against certain loans originated by SCC or its subsidiaries without (1) advance notice to the Massachusetts Attorney General and (2) if the Attorney General objects to foreclosure, approval by the court. The preliminary injunction generally applies to loans meeting all of the following four characteristics: (1) adjustable rate mortgages with an introductory period of three years or less; (2) the borrower has a debt-to-income ratio generally exceeding 50 percent; (3) an introductory interest rate at least 2 percent lower than the fully indexed rate (unless the debt-to-income ratio is 55% or greater); and (4) loan-to-value ratio of 97 percent or certain prepayment penalties. We have appealed this preliminary injunction. We believe the claims in this case are without merit, and we intend to defend this case vigorously, but there are no assurances as to its outcome.
SCC also remains subject to potential claims for indemnification and loan repurchases pertaining to loans previously sold. In the current non-prime mortgage environment, it is likely that the frequency of repurchase and indemnification claims may increase over historical experience and give rise to additional litigation. In some instances, H&R Block, Inc. was required to guarantee SCC’s obligations. The amounts involved in these potential claims may be substantial, and the ultimate resulting liability is difficult to predict. Because SCC’s operating

14   H&R BLOCK 2009 Form 10K

results are included in our consolidated financial statements, the amounts SCC may be required to pay in the discharge or settlement of these claims in the event of unfavorable outcomes could have a material adverse impact on our consolidated results of operations.
OTHER CLAIMS AND LITIGATION – We are from time to time party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. Some of these investigations, claims and lawsuits pertain to RALs, the electronic filing of customers’ income tax returns, the POM guarantee program, wage and hour claims and investment products. We believe we have meritorious defenses to each of these claims, and we are defending or intend to defend them vigorously. The amounts claimed in these claims and lawsuits are substantial in some instances, however the ultimate liability with respect to such litigation and claims is difficult to predict. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could be material.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

H&R Block’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol HRB. On May 31, 2009, there were 24,835 shareholders of record and the closing stock price on the NYSE was $14.60 per share.
In October 2008, we sold 8.3 million shares of our common stock in a registered direct offering through subscription agreements with selected institutional investors. See additional information in Item 8, note 11 to the consolidated financial statements.
During the fiscal year ended April 30, 2009, we issued approximately 8,500 shares of our common stock as purchase price consideration for acquisitions. These issuances were private offerings exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.
On March 4, 2009, we also issued a total of 8,604 shares of our common stock to former members of our Board of Directors (4,302 shares each to Roger W. Hale and Henry F. Frigon) as compensation pursuant to the 2008 Deferred Stock Unit Plan for Outside Directors, in reliance upon the administrative position set forth in SEC Release No. 33-6188 (February 1, 1980) 17 C.F.R. 231.6188 (1989) and SEC Release No. 33-6281 (January 15, 1981) 17 C.F.R. 231.6281 (1989).
The information regarding H&R Block’s common stock regarding quarterly sales prices and dividends declared appears in Item 8, note 21 to our consolidated financial statements.
A summary of our securities authorized for issuance under equity compensation plans as of April 30, 2009 is as follows:

(in 000s, except per share amounts)

	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance under
	exercise of options	outstanding options	equity compensation plans (excluding
	warrants and rights	warrants and rights	securities reflected in the first column)

Equity compensation plans approved by security holders	16,081	$21.83	11,540
Equity compensation plans not approved by security holders	–	–	–

Total	16,081	$21.83	11,540

The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is reported in Item 8, note 12 to our consolidated financial statements.

H&R BLOCK 2009 Form 10K  15

A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2009 is as follows:

(in 000s, except per share amounts)

		Average	Total Number of Shares	Maximum Dollar Value of
	Total Number of	Price Paid	Purchased as Part of Publicly	Shares that May be Purchased
	Shares Purchased(1)	per Share	Announced Plans or Programs(2)	Under the Plans or Programs(2)

February 1 – February 28	5	$20.75	–	$2,000,000
March 1 – March 31	5,630	$17.53	5,630	$1,901,419
April 1 – April 30	1	$18.51	–	$1,901,419

(1)	Of the shares listed above, approximately six thousand shares were purchased in connection with funding employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on restricted shares.

(2)	In June 2008, our Board of Directors rescinded the previous authorizations to repurchase shares of our common stock, and approved an authorization to purchase up to $2.0 billion of our common stock through June 2012.

PERFORMANCE GRAPH – The following graph compares the cumulative five-year total return provided shareholders on H&R Block, Inc.’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P Diversified Commercial & Professional Services index. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock and in each of the indexes on April 30, 2004, and its relative performance is tracked through April 30, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected consolidated financial data presented below as of and for each of the five years in the period ended April 30, 2009, from our audited consolidated financial statements. At April 30, 2009, HRBFA and its direct corporate parent are presented as discontinued operations in the consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations. The data set forth below should be read in conjunction with Item 7 and our consolidated financial statements in Item 8.

			(in 000s, except per share amounts)

April 30,	2009	2008	2007	2006	2005

Revenues	$4,083,577	$4,086,630	$3,710,362	$3,286,798	$2,907,125
Net income before discontinued operations and change in accounting principle	513,055	445,947	369,460	310,811	358,327
Net income (loss)	485,673	(308,647)	(433,653)	490,408	623,910
Basic earnings (loss) per share:
Net income before discontinued operations and change in accounting principle	$1.54	$1.37	$1.14	$0.95	$1.08
Net income (loss)	1.46	(0.95)	(1.34)	1.49	1.88
Diluted earnings (loss) per share:
Net income before discontinued operations and change in accounting principle	$1.53	$1.36	$1.13	$0.93	$1.06
Net income (loss)	1.45	(0.94)	(1.33)	1.47	1.85
Total assets	$5,359,722	$5,623,425	$7,544,050	$5,989,135	$5,538,056
Long-term debt	1,032,122	1,031,784	537,134	417,262	922,933
Dividends per share	$0.59	$0.56	$0.53	$0.49	$0.43

16   H&R BLOCK 2009 Form 10K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our subsidiaries provide tax preparation, retail banking and various business advisory and consulting services. We are the only major company offering a full range of software, online and in-office tax preparation solutions to individual tax clients.

OVERVIEW
A summary of our fiscal year 2009 results is as follows:

▪	Revenues for the fiscal year were $4.1 billion, essentially flat compared with prior year results.
▪	Diluted earnings per share of our continuing operations increased 12.5% from the prior year to $1.53, primarily due to cost containment measures implemented across all our segments.
▪	Tax returns prepared in the U.S. declined 3.2% from the prior year due to a decline in overall IRS filings and a weak economy, which we believe resulted in clients seeking lower-cost alternatives.
▪	Increases in net average fee per tax return prepared of 7.2% resulted primarily from higher return-complexity.
▪	Tax Services segment revenues increased 1.5% over the prior year. Segment pretax income increased $108.0 million, or 13.7%, due primarily to cost containment measures resulting in a year-over-year increase to pretax margin of 320 basis points to 29.5%. Revenues and margins also benefitted from the November 2008 acquisition of our last major franchise operator.
▪	Business Services pretax income increased 8.2% over the prior year, as lower than expected revenues were offset by cost containment measures.
▪	Consumer Financial Services reported a pretax loss of $14.5 million compared to income of $11.5 million in the prior year, due primarily to increases in loan loss provisions.
▪	Our brokerage advisor business previously conducted through HRBFA was sold to Ameriprise effective November 1, 2008 and results for that business have been reported as discontinued operations for all periods presented.

Consolidated Results of Operations Data	(in 000s, except per share amounts)

Year Ended April 30,	2009	2008	2007

REVENUES:
Tax Services	$3,033,123	$2,988,617	$2,685,858
Business Services	897,809	941,686	932,361
Consumer Financial Services	141,801	142,706	77,178
Corporate and eliminations	10,844	13,621	14,965

	$4,083,577	$4,086,630	$3,710,362

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES:
Tax Services	$893,805	$785,839	$705,171
Business Services	96,097	88,797	57,661
Consumer Financial Services	(14,508)	11,484	23,086
Corporate and eliminations	(136,024)	(151,049)	(158,657)

	839,370	735,071	627,261
Income taxes	326,315	289,124	257,801

Net income from continuing operations	513,055	445,947	369,460
Net loss of discontinued operations	(27,382)	(754,594)	(803,113)

Net income (loss)	$485,673	$(308,647)	$(433,653)

BASIC EARNINGS (LOSS) PER SHARE:
Net income from continuing operations	$1.54	$1.37	$1.14
Net loss of discontinued operations	(0.08)	(2.32)	(2.48)

Net income (loss)	$1.46	$(0.95)	$(1.34)

DILUTED EARNINGS (LOSS) PER SHARE:
Net income from continuing operations	$1.53	$1.36	$1.13
Net loss of discontinued operations	(0.08)	(2.30)	(2.46)

Net income (loss)	$1.45	$(0.94)	$(1.33)

H&R BLOCK 2009 Form 10K  17

RESULTS OF OPERATIONS

TAX SERVICES
This segment primarily consists of our income tax preparation businesses – retail, online and software. This segment includes our tax operations in the U.S., Canada and Australia. The following discussion excludes the results of our former tax business in the United Kingdom, which is reported in discontinued operations for fiscal year 2007.

Tax Services – Operating Statistics
(in 000s, except average fee)

Year Ended April 30,	2009	2008	2007

TAX RETURNS PREPARED (1):
United States:
Company-owned operations	10,231	10,530	10,336
Franchise operations	4,936	5,577	5,460

Total retail operations	15,167	16,107	15,796

Software	2,418	2,378	2,708
Online	2,775	1,911	1,723
Free File Alliance	788	1,453	1,224

Total digital tax solutions	5,981	5,742	5,655

Total U.S operations	21,148	21,849	21,451
International operations	2,864	2,725	2,569

	24,012	24,574	24,020

NET AVERAGE FEE PER U.S. TAX RETURN PREPARED (2):
Company-owned operations	$196.16	$183.68	$172.45
Franchise operations	169.04	157.72	151.06

	$187.36	$174.70	$165.06

LOAN PRODUCTS :
RALs(3):
Company-owned operations	1,904	2,446	2,402
Franchise operations	1,042	1,460	1,450

	2,946	3,906	3,852

Emerald Advance lines of credit	1,047	887	–

(1)	Fiscal year 2009 tax returns prepared in company-owned offices include approximately 470,000 returns prepared in offices of our last major franchise operator, which we acquired in November 2008. Tax returns prepared in the same acquired offices are reported in franchise operations for fiscal years 2008 and 2007. Clients who were prompted to file a tax return to receive a rebate under the Economic Stimulus Act of 2008 have been excluded from all periods.
(2)	Calculated as net tax preparation fees divided by retail tax returns prepared.
(3)	Data is for tax season (January 1 – April 30) only.

Tax Services – Financial Results			(dollars in 000s)

Year Ended April 30,	2009	2008	2007

Service revenues:
Tax preparation fees	$2,155,217	$2,096,236	$1,896,269
Other services	367,153	363,579	301,411

	2,522,370	2,459,815	2,197,680
Royalties	255,536	237,986	220,136
Loan participation fees and related revenue	142,740	190,201	210,040
Other	112,477	100,615	58,002

Total revenues	3,033,123	2,988,617	2,685,858

Cost of services:
Compensation and benefits	870,044	889,923	826,064
Occupancy	377,846	376,350	346,937
Supplies	47,852	56,731	58,013
Bad debt	43,327	42,248	25,228
Depreciation and amortization	37,521	36,378	42,043
Allocated shared services and other	209,473	203,695	189,595

	1,586,063	1,605,325	1,487,880
Cost of other revenues, selling, general and administrative	553,255	597,453	492,807

Total expenses	2,139,318	2,202,778	1,980,687

Pretax income	$893,805	$785,839	$705,171

Pretax margin	29.5%	26.3%	26.3%

18   H&R BLOCK 2009 Form 10K

FISCAL 2009 COMPARED TO FISCAL 2008 – Tax Services’ revenues increased $44.5 million, or 1.5%, compared to the prior year.
Tax preparation fees from our retail offices increased $59.0 million, or 2.8%, for fiscal year 2009. This increase is primarily due to an increase of 6.8% in the net average fee per U.S. tax return prepared in company-owned offices, offset by a 2.8% decrease in the number of U.S. tax returns prepared in those offices. Tax return volume was positively affected by the November 2008 acquisition of our last major independent franchise operator, which resulted in an increase of 470,000 tax returns prepared in company-owned offices. See Item 8, note 2 to the consolidated financial statements for additional information on this acquisition. Excluding operating results attributable to the acquired franchise operator, tax returns prepared in company-owned offices decreased 7.3% from the prior year and tax preparation fees decreased $32.9 million.
Increases in our net average fee are due primarily to increased tax return complexity. In addition, planned pricing increases of approximately 1% and lower discounts contributed to an increase in net average fee. We believe that declines during the year in tax return volume were attributable to a decline of approximately 6% in IRS tax filings overall, and difficult economic conditions which resulted in clients seeking lower-cost tax preparation alternatives.
Tax returns prepared in our international operations grew 5.1%, and the related tax preparation revenues increased 8.9% in local currencies. However, unfavorable exchange rates caused these revenues in U.S. dollars to decline $9.5 million, or 5.6%, from the prior year.
Other service revenue increased $3.6 million, or 1.0%, primarily due to $10.7 million in additional license fees earned from bank products, mainly RACs, coupled with additional revenues from online tax preparation. We also earned an incremental $6.6 million in connection with an agreement with HRB Bank for the H&R Block Emerald Prepaid MasterCard® program, under which, this segment shares in the revenues and expenses associated with the program. These increases were partially offset by a $10.6 million decline in e-filing revenues, as a result of the elimination of separate e-filing fees related to our TaxCut® software product.
Royalty revenue increased $17.6 million, or 7.4%, primarily due to a 7.2% increase in the net average fee and an increase in royalty rates at sub-franchises of the acquired franchise operator.
Loan participation fees and related revenues decreased $47.5 million, or 25.0%, from the prior year. This decrease is primarily due to a 24.6% decline in RAL volume, mainly as a result of many clients choosing lower cost alternatives such as RACs rather than a loan. In addition, stricter credit criteria were required by our third-party loan originator.
Other revenues increased $11.9 million, or 11.8%, primarily due to $22.7 million in incremental fees earned in connection with the Emerald Advance loan program, also under a revenue and expense sharing agreement with HRB Bank. This increase was partially offset by a decline in software revenues.
Total expenses decreased $63.5 million, or 2.9%, compared with the prior year, due primarily to lower tax return volumes, lower bad debt on loan products and planned cost reduction initiatives. Cost of services decreased $19.3 million, or 1.2%, from the prior year almost exclusively as a result of a decrease in commission-based wages resulting from a corresponding decrease in tax returns prepared.
Cost of other revenues, selling, general and administrative expenses decreased $44.2 million, or 7.4%. This decrease was due, in part, to a $17.1 million decline in bad debt expense due to lower RAL volumes and the impact of loss provisions in the prior year which did not repeat in fiscal year 2009, partially offset by an increase in Emerald Advance loan volumes. We also saw a decline of $32.4 million in allocated corporate and support department costs due to cost reduction efforts, offset by a planned increase of $43.0 million in marketing costs. During fiscal year 2009 we sold certain company-owned offices to franchisees, recognizing a net gain of $14.9 million, which is included above as a reduction to cost of other revenues, selling, general and administrative expenses.
Pretax income for fiscal year 2009 increased $108.0 million, or 13.7%, from 2008. As a result of cost reduction initiatives and the acquisition of our last major franchise operator, pretax margin for the segment increased from 26.3% in fiscal year 2008, to 29.5% in fiscal year 2009, in excess of our stated minimum goal to achieve a 200 basis point margin improvement.

FISCAL 2008 COMPARED TO FISCAL 2007 – Tax Services’ revenues increased $302.8 million, or 11.3%, compared to fiscal year 2007.
Tax preparation fees from our retail offices increased $200.0 million, or 10.5%, for fiscal year 2008. This increase was primarily due to an increase of 6.5% in the net average fee per U.S. tax return prepared in company-owned offices, and a 1.9% increase in the number of U.S. tax returns prepared in those offices. Our international operations contributed $33.2 million to the increase, resulting from a 6.1% increase in tax returns prepared.
Other service revenue increased $62.2 million, or 20.6%, primarily due to $23.9 million in additional license fees earned from bank products and $16.2 million in additional revenues from our online tax preparation and e-filing

H&R BLOCK 2009 Form 10K  19

services. This segment also earned $15.1 million in additional customer fees based on an agreement with HRB Bank for the H&R Block Emerald Prepaid MasterCard® program.
Royalty revenue increased $17.9 million, or 8.1%, due to a 2.1% increase in tax returns prepared in franchise offices and a 4.4% increase in the net average fee.
Loan participation fees and related revenues decreased $19.8 million, or 9.4%, from fiscal year 2007. This decrease was primarily due to participation fees earned on Instant Money Advance Loans (IMALs) in fiscal year 2007. IMALs were not offered during fiscal year 2008. This decrease was offset by an increase in other revenues related to Emerald Advance lines of credit.
Other revenues increased $42.6 million, or 73.5%, primarily due to $24.1 million in fees earned in connection with the Emerald Advance loan program, also under a revenue and expense sharing agreement with HRB Bank. Additionally, $16.2 million of the increase was due to sales of commercial tax preparation software, TaxWorks®, which was acquired in February 2007.
Total expenses increased $222.1 million, or 11.2%, compared to fiscal year 2007. Cost of services increased $117.4 million, or 7.9%, from fiscal year 2007. Compensation and benefits increased $63.9 million, or 7.7%, primarily as a result of a 6.5% increase in commission-based wages resulting from a corresponding increase in tax returns prepared and net average charge. Occupancy expenses increased $29.4 million, or 8.5%, primarily as a result of higher rent expenses, due to a 2.8% increase in company-owned offices under lease and a 3.4% increase in the average rent. Bad debt expense increased $17.0 million due to increased settlement product withholdings and increased delinquency rates. Other cost of services increased $14.1 million, or 7.4%, primarily due to additional support department costs for information technology and other projects and costs associated with the H&R Block Emerald Prepaid MasterCard® program, which this segment shares with HRB Bank.
Cost of other revenues, selling, general and administrative expenses increased $104.6 million, or 21.2%. This increase was primarily due to $58.1 million of incremental bad debt expense related to RALs and our new Emerald Advance program. Approximately $14.2 million of the increase in bad debt expense was due to the elimination of third-party cross-collect practices, whereby banks no longer collect amounts due from clients on our behalf, and an additional $12.0 million resulted from changes in IRS taxpayer fraud detection practices. The remaining increase was primarily due to an incremental $31.5 million in bad debt expense related to the Emerald Advance loan program, which replaced the IMAL. This increase was primarily due to the participation rate on IMALs, which was 26%, while Emerald Advances are funded by HRB Bank with nearly 100% participation by this segment in loans outstanding at April 30, 2008. We also saw increases of $23.3 million, $10.6 million and $9.8 million in corporate wages, amortization of intangibles and legal expenses, respectively.
Pretax income for fiscal year 2008 increased $80.7 million, or 11.4%, from 2007.

20   H&R BLOCK 2009 Form 10K

BUSINESS SERVICES
This segment offers accounting, tax and business consulting services, wealth management and capital market services to middle-market companies. The following discussion excludes the results of three businesses reported in discontinued operations in fiscal years 2008 and 2007.

Business Services – Operating Statistics

Year Ended April 30,	2009	2008	2007

ACCOUNTING, TAX AND BUSINESS CONSULTING:
Chargeable hours (000s)	4,724	4,971	5,075
Chargeable hours per person	1,406	1,423	1,373
Net billed rate per hour	$151	$147	$148
Average margin per person	$121,492	$120,638	$118,415

Business Services – Operating Results			(dollars in 000s)

Year Ended April 30,	2009	2008	2007

Tax services	$458,439	$442,521	$408,857
Business consulting	249,346	237,113	205,541
Accounting services	54,217	57,399	65,372
Capital markets	18,220	51,144	48,886
Leased employee revenue	55	25,100	83,244
Reimbursed expenses	19,863	18,654	13,436
Other	97,669	109,755	107,025

Total revenues	897,809	941,686	932,361

Compensation and benefits	521,513	535,920	541,861
Occupancy	79,817	74,841	68,859
Other	61,732	65,349	65,699

Cost of revenues	663,062	676,110	676,419
Amortization of intangible assets	13,018	14,439	15,521
Selling, general and administrative	125,632	162,340	182,760

Total expenses	801,712	852,889	874,700

Pretax income	$96,097	$88,797	$57,661

Pretax margin	10.7%	9.4%	6.2%

FISCAL 2009 COMPARED TO FISCAL 2008 – Business Services’ revenues for fiscal year 2009 decreased $43.9 million, or 4.7%, from the prior year, primarily due to declines in capital markets, leased employee revenues and outside contractor services.
Revenues from core tax, consulting and accounting services increased $25.0 million, or 3.4%, over the prior year. Tax services revenues increased $15.9 million, or 3.6%, over the prior year due to increases in net billed rate per hour. Business consulting revenues increased $12.2 million, or 5.2%, over the prior year primarily due to a large one-time financial institutions engagement.
Weak economic conditions in the current year severely reduced investment and transaction activity. As a result, capital markets revenues decreased $32.9 million, or 64.4%, from the prior year primarily due to a 57.4% decline in the number of transactions closed.
Leased employee revenue decreased due to a change in organizational structure between the businesses we acquired from American Express Tax and Business Services, Inc. (AmexTBS) and the Attest Firms that, while not affiliates of our company, also serve our clients. Employees we previously leased to the Attest Firms were transferred to the separate attest practices over the last two fiscal years. As a result, we no longer record the revenues and expenses associated with leasing these employees, which resulted in a reduction of $25.0 million to current year revenues, and a similar reduction in compensation and benefits.
Other revenue declined $12.1 million, or 11.0%, primarily due to a decrease in outside contractor services provided to our clients.
Total expenses decreased $51.2 million, or 6.0%, compared to the prior year. Compensation and benefits decreased $14.4 million, primarily due to the change in organizational structure with AmexTBS and fewer capital markets commissions resulting from the decline in transactions, as discussed above. These decreases were partially offset by severance costs incurred in the current year.
Selling, general and administrative expenses decreased $36.7 million, or 22.6%, primarily due to declines in external consulting fees, allocated corporate and support department costs and travel and entertainment expenses.
Pretax income for the year ended April 30, 2009 of $96.1 million compares to $88.8 million in the prior year. Pretax margin for the segment increased from 9.4% in fiscal year 2008, to 10.7% in fiscal year 2009, below our stated

H&R BLOCK 2009 Form 10K  21

goal to achieve a 12.0% pretax margin primarily due to poor results in our capital markets business and lower than expected revenue growth in our core businesses.

FISCAL 2008 COMPARED TO FISCAL 2007 – Business Services’ revenues for fiscal year 2008 increased $9.3 million, or 1.0%, over fiscal year 2007.
Tax services revenues increased $33.7 million, or 8.2% and business consulting revenues increased $31.6 million, or 15.4%, over fiscal year 2007. These increases resulted primarily from both an increase in the number of client service professionals as well as an improvement in productivity per professional.
Capital markets revenues increased $2.3 million, primarily due to a $12.6 million increase in underwriting revenues due to a 37.4% increase in revenue per transaction. Valuation and seminar revenues declined $10.4 million due to a 70.3% decline in the number of business valuation projects as a result of the wind-down of this service line.
Leased employee revenue decreased due to the change in organizational structure with AmexTBS as discussed above, which resulted in a reduction of $58.1 million to fiscal year 2008 revenues, and a similar reduction in compensation and benefits.
Total expenses decreased $21.8 million, or 2.5%, for fiscal year 2008 compared to 2007. Compensation and benefits decreased due to the change in organizational structure with AmexTBS as discussed above, which was almost entirely offset by additional compensation resulting from increases in the number of personnel and the average wage per employee.
Selling, general and administrative expenses decreased $20.4 million, or 11.2%, primarily due to decreases in external consulting and legal fees. During fiscal year 2007, additional consulting fees were incurred related to our marketing initiatives, and additional legal expenses were incurred related to international acquisitions that were ultimately not completed.
Pretax income for the year ended April 30, 2008 of $88.8 million compares to $57.7 million in fiscal year 2007.

CONSUMER FINANCIAL SERVICES
This segment is engaged in providing retail banking offerings primarily to Tax Services clients through HRB Bank. HRB Bank offers traditional banking services including prepaid debit card accounts, Emerald Advance lines of credit, checking and savings accounts, individual retirement accounts and certificates of deposit. This segment previously included HRBFA, which has been presented as a discontinued operation in the accompanying consolidated financial statements.

22   H&R BLOCK 2009 Form 10K

Consumer Financial Services – Operating Statistics

Year Ended April 30,	2009		2008	2007

Net interest margin (1)	9.06%		5.54%	2.77%
Pretax return on average assets (2)	(1.03%	)	0.80%	2.60%
Total assets (in 000s)	$1,117,000		$1,078,188	$1,501,390
Mortgage loans held for investment:
Loan loss reserve as a % of mortgage loans	10.23%		4.49%	0.25%
Delinquency rate (30+ days)	20.23%		11.71%	3.86%

(1)	Defined as net interest income divided by average earning assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Item 7.
(2)	Defined as pretax income divided by average assets. See “Reconciliation of Non-GAAP Financial Information” at the end of Item 7.

Consumer Financial Services – Operating Results			(in 000s)

Year Ended April 30,	2009	2008	2007

Interest income:
Mortgage loans, net	$46,396	$74,895	$53,396
Emerald Advance lines of credit	44,171	21,224	–
Other	1,845	7,151	3,531

	92,412	103,270	56,927

Interest expense:
Deposits	14,069	42,878	32,128
FHLB advances	5,113	6,008	836

	19,182	48,886	32,964

Net interest income	73,230	54,384	23,963
Provision for loan losses	(63,897)	(42,004)	(3,622)
Other	49,389	39,436	20,251

Total revenues (1)	58,722	51,816	40,592

Non-interest expenses	73,230	40,332	17,506

Pretax income (loss)	$(14,508)	$11,484	$23,086

(1)	Total revenues, less interest expense and provision for loan losses on mortgage loans held for investment.

FISCAL 2009 COMPARED TO FISCAL 2008 – Consumer Financial Services’ revenues, net of interest expense and provision for loan losses, for fiscal year 2009 increased $6.9 million, or 13.3% over the prior year.
Net interest income increased $18.8 million, or 34.7%, over the prior year. Interest income earned from our Emerald Advance loan program increased $22.9 million as a result of higher volumes. Interest expense on deposits declined $28.8 million due to lower interest rates and lower average balances. Interest income on mortgage loans held for investment declined $28.5 million due to lower balances and an increase in non-accrual loans from $110.8 million at April 30, 2008 to $222.4 million at April 30, 2009. The following table summarizes the key drivers of net interest income:

(dollars in 000s)

	Average Balance		Average Rate Earned (Paid)

Year Ended April 30,	2009	2008	2009	2008

Mortgage loans held for investment, net	$839,253	$1,157,360	5.14%	6.40%
Emerald Advance lines of credit	133,252	68,932	35.31%	32.31%
Investments	354,102	196,262	0.50%	3.64%
Deposits, interest-bearing	863,072	904,836	(1.63)%	(4.74%)

H&R BLOCK 2009 Form 10K  23

Our non-performing assets consist of the following:

(in 000s)

April 30,	2009	2008

Impaired loans:
60 – 89 days	$21,415	$18,182
90+ days, non-accrual	121,685	73,600
TDR loans, current	60,044	–
TDR loans, non-accrual	100,697	37,159

	303,841	128,941
Real estate owned (1)	44,533	350

Total non-performing assets	$348,374	$129,291

(1)	Includes loans classified as in-substance foreclosures of $27.4 million at April 30, 2009.

Details of our mortgage loans held for investment and the related allowance at April 30, 2009 and 2008 are as follows:

(dollars in 000s)

	Outstanding	Loan Loss	% 30-Days
	Principal Balance	Allowance	Past Due	Average FICO

As of April 30, 2009:
Purchased from SCC	$531,233	$78,067	28.74%	639
All other	290,604	6,006	4.44%	715

	$821,837	$84,073	20.23%	666

As of April 30, 2008:
Purchased from SCC	$683,889	$43,769	17.53%	664
All other	320,751	1,632	2.07%	721

	$1,004,640	$45,401	11.71%	682

Mortgage loans held for investment include loans originated by our affiliate, SCC, and purchased by HRB Bank totaling $531.2 million, or approximately 65% of the total loan portfolio at April 30, 2009. Loans originated by and purchased from SCC have characteristics which are representative of Alt-A loans — loans to customers who have credit ratings above sub-prime, but may not conform to government-sponsored standards. As such, we have experienced higher rates of delinquency and have greater exposure to loss with respect to this segment of our loan portfolio. Cumulative losses on our original loan portfolio purchased from SCC and retained for investment, including losses on loans now classified as other real estate, totaled approximately 14% at April 30, 2009. Our remaining loan portfolio totaled $290.6 million and is characteristic of a prime loan portfolio, and we believe subject to a lower loss exposure.
We recorded a provision for loan losses on our mortgage loans held for investment of $63.9 million during the current year, compared to $42.0 million in the prior year. Our loan loss provision increased primarily as a result of continued declines in residential home prices, particularly in certain states where we have a higher concentration of loans. In addition, loan loss reserves increased due to higher projected delinquencies and higher reserves on modified loans. Our allowance for loan losses as a percent of mortgage loans was 10.23%, or $84.1 million, at April 30, 2009, compared to 4.49%, or $45.4 million, at April 30, 2008. This allowance represents our best estimate of losses inherent in the loan portfolio as of the balance sheet dates.
Residential real estate markets are experiencing significant declines in property values and mortgage default rates are increasing. If adverse market trends continue, including trends within our portfolio specifically, we may be required to record additional loan loss provisions, and those losses may be significant.
Other revenue increased $10.0 million, or 25.2%, primarily due to incremental fees earned related to our H&R Block Prepaid Emerald MasterCard® program.
Non-interest expenses increased $32.9 million, or 81.6%, from the prior year, primarily related higher expenses from the H&R Block Prepaid Emerald MasterCard® and Emerald Advance line of credit programs, reflecting higher volumes. The revenues and expenses from these programs are shared with the Tax Services segment.
The pretax loss for fiscal year 2009 was $14.5 million compared to prior year income of $11.5 million, primarily due to a $21.9 million increase in provision for loan losses.
FISCAL 2008 COMPARED TO FISCAL 2007 – Consumer Financial Services’ revenues, net of interest expense and provision for loan loss reserves, for fiscal year 2008 increased $11.2 million, or 27.7%, over fiscal year 2007.

24   H&R BLOCK 2009 Form 10K

Net interest income increased $30.4 million due to interest income received on our Emerald Advance loan products and an increase in average mortgage loans held for investment, partially offset by an increase in average deposits. The following table summarizes the key drivers of net interest income:

(dollars in 000s)

	Average Balance		Average Rate Earned (Paid)

Year Ended April 30,	2008	2007	2008	2007

Mortgage loans held for investment, net	$1,157,360	$746,387	6.40%	6.80%
Emerald Advance lines of credit	68,932	–	32.31%	– %
Investments	196,262	117,350	3.64%	5.25%
Deposits, interest-bearing	904,836	596,104	(4.74%)	(5.39%)

Detail of our mortgage loans held for investment and the related allowance at April 30, 2008 and 2007 is as follows:

(dollars in 000s)

	Outstanding	Loan Loss	% 30-Days
	Principal Balance	Allowance	Past Due	Average FICO

As of April 30, 2008:
Purchased from SCC	$683,889	$43,769	17.53%	664
All other	320,751	1,632	2.07%	721

	$1,004,640	$45,401	11.71%	682

As of April 30, 2007:
Purchased from SCC	$1,010,028	$3,341	4.70%	710
All other	340,864	107	0.50%	731

	$1,350,892	$3,448	3.86%	719

We recorded a provision for loan losses on our mortgage loans held for investment of $42.0 million during fiscal year 2008, compared to $3.6 million in 2007. Our loan loss provision increased significantly during 2008 as a result of declining collateral values due to declining residential home prices and increasing delinquencies occurring in our portfolio. Our loan loss reserve as a percent of mortgage loans was 4.49%, or $45.4 million, at April 30, 2008, compared to 0.25%, or $3.4 million, at April 30, 2007.
Other revenues increased $19.2 million, primarily due to increases in fees received in connection with the H&R Block Prepaid Emerald MasterCard® program.
Non-interest expenses increased $22.8 million from the prior year, primarily due to additional expenses associated with the H&R Block Prepaid Emerald MasterCard® program and the Emerald Advance lines of credit.
Pretax income for fiscal year 2008 was $11.5 million compared to prior year income of $23.1 million.

CORPORATE, ELIMINATIONS AND INCOME TAXES ON CONTINUING OPERATIONS

FISCAL 2009 COMPARED TO FISCAL 2008 – The pretax loss recorded in our corporate operations for fiscal year 2009 was $136.0 million compared to $151.0 million in the prior year. The decreased loss was primarily due to severance-related costs of $11.3 million recorded in the prior year, coupled with benefits in the current year resulting from the cost reduction program implemented in fiscal year 2008.
Our effective tax rate for continuing operations was 38.9% for fiscal year 2009 compared to 39.3% in the prior year.

FISCAL 2008 COMPARED TO FISCAL 2007 – The pretax loss recorded in our corporate operations for fiscal year 2008 was $151.0 million compared to $158.7 million in 2007. The decreased loss was primarily due to a decline in interest expense, which resulted from increased allocation of interest expense to our discontinued mortgage operations.
Our effective tax rate for continuing operations was 39.3% for fiscal year 2008 compared to 41.1% in 2007. The decrease was primarily due to decreases in our state effective rates and releases of valuation allowances.

DISCONTINUED OPERATIONS
Effective November 1, 2008, we sold HRBFA to Ameriprise. HRBFA and its direct corporate parent are presented as discontinued operations in the consolidated financial statements for all periods presented.
Our discontinued operations also include our former mortgage loan origination and servicing business, as well as three smaller lines of business previously reported in our Business Services segment.

H&R BLOCK 2009 Form 10K  25

FISCAL 2009 COMPARED TO FISCAL 2008 – The pretax loss of our discontinued operations for fiscal year 2009 was $47.6 million compared to a loss of $1.2 billion in the prior year. The loss from discontinued operations for the prior year period included significant losses from our former mortgage loan businesses, including losses relating to loan repurchase obligations of $582.4 million and impairments of residual interests of $137.8 million. Net of applicable tax benefits, the loss from discontinued operations for fiscal year 2009 was $27.4 million compared to a loss of $754.6 million in the prior year.
Our effective tax rate for discontinued operations was 42.5% and 35.3% for the fiscal years 2009 and 2008, respectively. Our effective tax rate increased primarily due to a tax benefit recorded in conjunction with the sale of HRBFA.
FISCAL 2008 COMPARED TO FISCAL 2007 – The pretax loss of our discontinued operations for fiscal year 2008 was $1.2 billion, which was essentially flat compared to fiscal year 2007. The loss from discontinued operations for both periods included significant losses from our former mortgage loans businesses.
Our effective tax rate for discontinued operations was 35.3% and 34.4% for the fiscal years 2008 and 2007, respectively.

CRITICAL ACCOUNTING POLICIES
We consider the policies discussed below to be critical to understanding our financial statements, as they require the use of significant judgment and estimation in order to measure, at a specific point in time, matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. We have reviewed and discussed each of these policies with the Audit Committee of our Board of Directors. For all of these policies, we caution that future events rarely develop precisely as forecasted and estimates routinely require adjustment and may require material adjustment.
ALLOWANCE FOR LOAN LOSSES – The principal amount of mortgage loans held for investment totaled $821.8 million at April 30, 2009. We are exposed to the risk that borrowers may not repay amounts owed to us when they become contractually due. We record an allowance representing our estimate of credit losses inherent in the portfolio of loans held for investment at the balance sheet date. Determination of our allowance for loan losses is considered a critical accounting policy because loss provisions can be material to our operating results, projections of loan delinquencies and related matters are inherently subjective, and actual losses are impacted by factors outside of our control including economic conditions, unemployment rates and residential home prices.
We record a loan loss allowance for loans less than 60 days past due on a pooled basis. The aggregate principal balance of these loans totaled $518.0 million at April 30, 2009, and the portion of our allowance for loan losses allocated to these loans totaled $18.8 million. In estimating our loan loss allowance for these loans, we stratify the loan portfolio based on our view of risk associated with various elements of the pool and assign estimated loss rates based on those risks. Loss rates are based primarily on historical experience and our assessment of economic and market conditions. Loss rates consider both the rate at which loans will become delinquent (frequency) and the amount of loss that will ultimately be realized upon occurrence of a liquidation of collateral (severity). Frequency rates are based primarily on historical migration analysis of loans to delinquent status. Severity rates are based primarily on recent broker quotes or appraisals of collateral. Because of imprecision and uncertainty inherent in developing estimates of future credit losses, in particular during periods of rapidly declining collateral values or increasing delinquency rates, our estimation process during fiscal year 2009 included development of ranges of possible outcomes. Ranges were developed by stressing initial estimates of both frequency and severity rates. Stressing of frequency and severity assumptions is intended to model deterioration in credit quality that is difficult to predict during declining economic conditions. Future deterioration in credit quality may exceed our modeled assumptions.
Mortgage loans held for investment include loans originated by our affiliate, SCC, and purchased by HRB Bank. We have greater exposure to loss with respect to this segment of our loan portfolio as a result of historically higher delinquency rates. Therefore, we assign higher frequency rate assumptions to SCC-originated loans compared with loans originated by other third-party banks as we consider estimates of future losses. At April 30, 2009 our weighted-average frequency assumption was 10.6% for SCC-originated loans compared to 1.3% for remaining loans in the portfolio.
Loans 60 days past due are considered impaired and are reviewed individually. We record loss estimates typically based on the value of the underlying collateral. Our specific loan loss allowance for these impaired loans reflected an average loss severity of approximately 38.5% at April 30, 2009. The aggregate principal balance of loans 60 days past due or more totaled $143.1 million at April 30, 2009, and the portion of our allowance for loan losses allocated to these loans totaled $55.2 million.

26   H&R BLOCK 2009 Form 10K

Modified loans that meet the definition of a troubled debt restructuring (TDR) are also considered impaired and are reviewed individually. We record impairment equal to the difference between the principal balance of the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate. However, if we assess that foreclosure of a modified loan is probable, we record impairment based on the estimated fair value of the underlying collateral. The aggregate principal balance of TDR loans totaled $160.7 million at April 30, 2009, and the portion of our allowance for loan losses allocated to these loans totaled $10.1 million.
The loan loss allowance as a percent of mortgage loans held for investment was 10.23% at April 30, 2009, compared to 4.49% at April 30, 2008. The loan loss provision increased significantly during the current year primarily as a result of declining collateral values due to lower residential home prices and modeled expectations for future loan delinquencies in the portfolio. The residential mortgage industry has experienced significant adverse trends for an extended period. If adverse trends continue for a sustained period or at rates worse than modeled by us, we may be required to record additional loan loss provisions, and those losses may be significant.
Determining the allowance for credit losses for loans held for investment requires us to make estimates of losses that are highly uncertain and requires a high degree of judgment. If our underlying assumptions prove to be inaccurate, the allowance for loan losses could be insufficient to cover actual losses. Our mortgage loan portfolio is a static pool, as we are no longer originating or purchasing new mortgage loans, and we believe that factor over time will limit variability in our loss estimates. Our allowance at April 30, 2009 currently assumes that loans in the principal amount of approximately $280 million will become delinquent and that we will incur losses on delinquent loans at an approximate loss severity of 40%. We have estimated that future delinquencies where a loss is probable as of April 30, 2009, may be as high as $315 million and that loss-severity rates may be subject to variability up to 200 basis points. We have estimated the high end of a range of possible outcomes to be approximately $20 million greater than presently recorded.
MORTGAGE LOAN REPURCHASE OBLIGATION – SCC is obligated to repurchase loans sold or securitized in the event of a breach of representations and warranties it made to purchasers or insurers of such loans, or otherwise indemnify certain third-parties for losses incurred by them. SCC records a liability for contingent losses relating to representation and warranty claims by estimating loan repurchase volumes and indemnification obligations for both known claims and projections of expected future claims. Projections of future claims are based on an analysis that includes a combination of reviewing historical repurchase trends, developing loss expectations on loans sold or securitized, and predicting the level at which previously originated loans may be subject to valid claims regarding representation and warranty breaches.
Based on an analysis as of April 30, 2009, SCC estimated its liability for loan repurchase and indemnification obligations pertaining to claims of breach of representation and warranties to be $206.6 million. Actual losses charged against this reserve during fiscal year 2009 totaled $44.2 million. To the extent that valid claim volumes in the future exceed current estimates, or the value of mortgage loans and residential home prices decline, future losses may be greater than our current estimates and those differences may be significant. See Item 8, note 17 to our consolidated financial statements.
LITIGATION – It is our policy to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. Therefore, we have recorded reserves related to certain legal matters for which we believe it is probable that a loss will be incurred and the range of such loss can be estimated. With respect to other matters, we have concluded that a loss is only reasonably possible or remote, or is not estimable and, therefore, no liability is recorded.
Assessing the likely outcome of pending litigation, including the amount of potential loss, if any, is highly subjective. Our judgments regarding likelihood of loss and our estimates of probable loss amounts may differ from actual results due to difficulties in predicting the outcome of jury trials, arbitration hearings, settlement discussions and related activity, predicting the outcome of class certification actions and various other uncertainties. Due to the number of claims which are periodically asserted against us, and the magnitude of damages sought in those claims, actual losses in the future may significantly exceed our current estimates.
VALUATION OF GOODWILL – The evaluation of goodwill for impairment is a critical accounting estimate due both to the magnitude of our goodwill balances, and the judgment involved in determining the fair value of our reporting units. Goodwill balances in our continuing operations totaled $850.2 million as of April 30, 2009 and $831.3 million as of April 30, 2008.
We test goodwill and other indefinite-life intangible assets for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value. Our goodwill impairment analysis is based on a discounted cash flow approach and market

H&R BLOCK 2009 Form 10K  27

comparables. This analysis, at the reporting unit level, requires significant management judgment with respect to revenue and expense forecasts, anticipated changes in working capital and the selection and application of an appropriate discount rate. Changes in projections or assumptions could materially affect our estimate of reporting unit fair values. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could affect our conclusions regarding the existence or amount of potential impairment. Finally, strategic changes in our outlook regarding reporting units or intangible assets may alter our valuation approach and could result in changes to our conclusions regarding impairment.
Estimates of fair value for certain of our reporting units exceed the corresponding carrying value by a significant margin. In certain instances, however, the excess of estimated fair value over carrying value is not significant. Future estimates of fair value may be adversely impacted by declining economic conditions. In addition, if future operating results of our reporting units are below our current modeled expectations, fair value estimates may decline. Any of these factors could result in future impairments, and those impairments could be significant.
In assessing potential goodwill impairment of our RSM reporting unit, we estimate fair value based on an assumption that the collaboration between RSM and M&P under their alternative practice structure arrangement will continue. Were M&P to exit the alternative practice structure, or the collaboration between these two businesses otherwise cease, we believe our fair value estimates could be lower than presently assumed. In addition, adverse business results for M&P could also negatively impact our fair value estimates for RSM. Goodwill balances for RSM totaled $402.6 million at April 30, 2009. Changes in our future assessment of fair value for this reporting unit could result in an impairment of goodwill and such impairment could be significant.
We recorded goodwill impairments within our Tax Services segment of $2.2 million and $5.7 million during fiscal years 2009 and 2008, respectively. There was no goodwill impairment in our continuing operations during fiscal year 2007, however, we recorded $154.9 million in goodwill impairments in discontinued operations related to the sale and wind-down of our mortgage operations.
INCOME TAXES – We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), as further interpreted by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).
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
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered taxable income in carry-back periods, historical and forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and tax planning strategies in determining the need for a valuation allowance against our deferred tax assets. Determination of a valuation allowance for deferred tax assets requires that we make judgments about future matters that are not certain, including projections of future taxable income and evaluating potential tax-planning strategies. To the extent that actual results differ from our current assumptions, the valuation allowance will increase or decrease. In the event we were to determine we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination. Likewise, if we later determine it is more likely than not that the deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.
The income tax laws of jurisdictions in which we operate are complex and subject to different interpretations by the taxpayer and applicable government taxing authorities. Income tax returns filed by us are based on our interpretation of these rules. The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments, including assessments of interest and/or penalties. Our estimate for the potential outcome for any uncertain tax issue is highly subjective and based on our best judgments. Actual results may differ from our current judgments due to a variety of factors, including changes in law, interpretations of law by taxing authorities that differ from our assessments, changes in the jurisdictions in which we operate and results of routine tax examinations. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate on a quarterly basis.
REVENUE RECOGNITION – We have many different revenue sources, each governed by specific revenue recognition policies. Our revenue recognition policies can be found in Item 8, note 1 to our consolidated financial statements.

28   H&R BLOCK 2009 Form 10K

OTHER SIGNIFICANT ACCOUNTING POLICIES – Other significant accounting policies, not involving the same level of judgment or uncertainty as those discussed above are nevertheless important to an understanding of the financial statements. These policies may require judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standard setters and regulators. Although specific conclusions reached by these standard setters may cause a material change in our accounting policies, outcomes cannot be predicted with confidence. See Item 8, note 1 to our consolidated financial statements, which discusses accounting policies we have selected when there are acceptable alternatives and new or proposed accounting standards that may affect our financial reporting in the future.

FINANCIAL CONDITION
CAPITAL RESOURCES AND LIQUIDITY – Our sources of capital include cash from operations, issuances of common stock and debt. We use capital primarily to fund working capital, pay dividends, repurchase treasury shares and acquire businesses. Our operations are highly seasonal and therefore generally require the use of cash to fund operating losses during the period May through mid-January.
Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under our CLOCs, we believe, that in the absence of any unexpected developments, our existing sources of capital at April 30, 2009 are sufficient to meet our operating needs.
CASH FROM OPERATING ACTIVITIES – Cash provided by operations totaled $1.0 billion for fiscal year 2009, compared to cash provided by operations of $258.8 million in 2008 and cash used in operations of $557.0 million in 2007. Operating cash flows in fiscal year 2009 increased from fiscal year 2008 primarily due to net income of $485.7 million in the current year compared to a net loss of $308.6 million in the prior year.
Restricted Cash.  We hold certain cash balances that are restricted as to use. Cash and cash equivalents – restricted totaled $51.7 million at April 30, 2009, and primarily consisted of cash held by our captive insurance subsidiary that will be used to pay claims.
CASH FROM INVESTING ACTIVITIES – Cash provided by investing activities totaled $5.6 million for fiscal year 2009, compared to $1.1 billion in fiscal year 2008 and $1.2 billion used in fiscal year 2007.
Acquisitions and Sales.  Total cash paid for acquisitions was $293.8 million, $24.9 million and $57.6 million during fiscal years 2009, 2008 and 2007, respectively. On November 3, 2008, we acquired the assets and franchise rights of our last major independent franchise operator for an aggregate purchase price of $279.2 million. See Item 8, note 2 to our consolidated financial statements.
Total cash received from sales of discontinued operations totaled $304.0 million and $1.1 billion during fiscal years 2009 and 2008, respectively.
Mortgage Loans Held for Investment.  We received net proceeds of $91.3 million and $207.6 million on our mortgage loans held for investment in fiscal years 2009 and 2008, respectively. We used $954.3 million for originating and purchasing mortgage loans held for investment in fiscal year 2007.
CASH FROM FINANCING ACTIVITIES – Cash used in financing activities totaled $40.2 million for fiscal year 2009, compared to $1.6 billion in fiscal year 2008 and cash provided of $2.0 billion in fiscal year 2007. Changes from prior year amounts are primarily the result of significant borrowings in fiscal year 2007, which were then repaid in fiscal year 2008.
Debt.  We borrow under our CLOCs to support working capital requirements primarily arising from off-season operating losses in our Tax Services and Business Services segments, pay dividends, repurchase treasury shares and acquire businesses. We had no balance outstanding under our CLOCs at April 30, 2009, 2008 or 2007. See additional discussion below in “Borrowings.”
We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Issuances of Common Stock.  In October 2008, we sold 8.3 million shares of our common stock, without par value, at a price of $17.50 per share in a registered direct offering through subscription agreements with selected institutional investors. We received net proceeds of $141.4 million, after deducting placement agent fees and other offering expenses. The purpose of the equity offering was to ensure we maintained adequate equity levels, as a condition of our CLOCs, during our off-season. Proceeds were used for general corporate purposes.
Proceeds from the issuance of common stock in accordance with our stock-based compensation plans totaled $71.6 million, $23.3 million and $25.7 million in fiscal years 2009, 2008 and 2007, respectively.
Dividends.  We have consistently paid quarterly dividends. Dividends paid totaled $198.7 million, $183.6 million and $172.0 million in fiscal years 2009, 2008 and 2007, respectively.

H&R BLOCK 2009 Form 10K  29

Share Repurchases. In June 2008, our Board of Directors rescinded the previous authorizations to repurchase shares of our common stock and approved an authorization to purchase up to $2.0 billion of our common stock through June 2012. During the fourth quarter of fiscal year 2009, we repurchased 5.6 million shares pursuant to this authorization at an aggregate price of $98.7 million, or an average price of $17.53 per share. There was $1.9 billion remaining under this authorization at April 30, 2009.
Customer Deposits. Customer deposits provided $64.4 million in the current year compared to $345.4 million used in fiscal year 2008 and $1.1 billion provided in fiscal year 2007. These deposits are held by HRB Bank, which is included in the Consumer Financial Services segment.
SEGMENT CASH FLOWS – A condensed consolidating statement of cash flows by segment for the fiscal year ended April 30, 2009, follows. Generally, interest is not charged on intercompany activities between segments. Our consolidated statements of cash flows are located in Item 8.

(in 000s)

			Consumer
	Tax	Business	Financial		Discontinued	Consolidated
	Services	Services	Services	Corporate(1)	Operations	H&R Block

Cash provided by (used in):
Operations	$531,151	$62,213	$62,419	$298,460	$70,196	$1,024,439
Investing	(313,981)	(24,691)	104,760	(15,594)	255,066	5,560
Financing	(7,678)	(2,786)	41,037	(75,589)	4,783	(40,233)
Net intercompany	(199,582)	(44,567)	19,663	554,531	(330,045)	–

(1)	Income tax payments, net of refunds of $158.9 million received during fiscal year 2009, are included in Corporate operating cash flows.

Tax Services. Tax Services has historically been our largest provider of annual operating cash flows. The seasonal nature of Tax Services generally results in a large positive operating cash flow in the fiscal fourth quarter. Tax Services generated $531.2 million in operating cash flows primarily related to net income, as cash is generally collected from clients at the time services are rendered. Cash used in investing activities of $314.0 million was primarily for business acquisitions and capital expenditures.
Our international operations are generally self-funded. However, H&R Block Canada, Inc. (Block Canada) utilized intercompany borrowings to fund its CashBack program and working capital requirements during the last two fiscal years. Cash balances are held in Canada and Australia independently in local currencies.
Business Services. Business Services’ funding requirements are largely related to receivables for completed work and “work in process” and funding relating to acquired businesses. We have provided funding in the normal course of business sufficient to cover these working capital needs. Business Services also has future obligations and commitments, which are summarized in “Contractual Obligations and Commercial Commitments.”
This segment generated $62.2 million in operating cash flows primarily related to net income. Additionally, Business Services used $24.7 million in investing activities primarily related to capital expenditures.
Consumer Financial Services. In fiscal year 2009, Consumer Financial Services provided $104.8 million in investing activities primarily due to principal payments received on mortgage loans held for investment. Cash provided by financing activities of $41.0 million is primarily due to changes in customer deposits net of payments on Federal Home Loan Bank (FHLB) borrowings.
HRB Bank’s current liquidity needs are generally met through deposits from banking clients. HRB Bank has access to traditional funding sources such as deposits, federal funds purchased and repurchase agreements. HRB Bank maintains a credit facility with the FHLB. At April 30, 2009, $100.0 million was drawn under this facility.
Block Financial LLC (BFC) made additional capital contributions to HRB Bank of $245.0 million during fiscal year 2009. These contributions were provided for HRB Bank to meet its capital requirements due to seasonal fluctuations in the size of its balance sheet. Also during fiscal year 2009, we submitted an application to the OTS requesting that HRB Bank be allowed to pay dividends to BFC in an amount that would not exceed the capital necessary to continuously maintain HRB Bank’s required 12.0% leverage ratio. The OTS approved our application on January 12, 2009. HRB Bank paid dividends of $235.0 million to BFC in fiscal year 2009.
See additional discussion of regulatory and capital requirements of HRB Bank in “Regulatory Environment.”
We believe the funding sources for Consumer Financial Services are stable. Liquidity risk within this segment is primarily limited to maintaining sufficient capital levels at HRB Bank.
Discontinued Operations. Discontinued operations provided $255.1 million in cash from investing activities primarily due to proceeds received from the sale of HRBFA.

30   H&R BLOCK 2009 Form 10K

BORROWINGS
The following chart provides the debt ratings for BFC:

			April 30,					April 30,
			2009					2008
	Short-term		Long-term		Outlook	Short-term		Long-term		Outlook

Moody’s	P-2		Baa1		Stable	P-2		Baa1		Negative
S&P	A-2		BBB		Positive	A-3		BBB-		Negative
Fitch	F2		BBB		Stable	F3		BBB		Negative
DBRS	R-2 (high	)	BBB (high	)	Positive	R-2 (high	)	BBB (high	)	Negative

At April 30, 2009, we maintained $2.0 billion in revolving credit facilities to support commercial paper issuance and for general corporate purposes. These CLOCs, and any outstanding borrowings thereunder, have a maturity date of August 2010, bear interest in a range of LIBOR plus 14 to 45 basis points per annum and an annual facility fee in a range of 6 to 15 basis points per annum, based on our credit ratings. These lines are subject to various affirmative and negative covenants, including (1) a minimum net worth covenant requiring us to maintain at least $650.0 million of net worth on the last day of any fiscal quarter, (2) limits on our indebtedness and (3) a requirement that we reduce the aggregate outstanding principal amount of short-term debt, as defined in the agreement, to $200.0 million or less for a minimum period of thirty consecutive days during the period from March 1 to June 30 of each year (the “Clean-down requirement”). At April 30, 2009, we were in compliance with these covenants and had net worth of $1.4 billion. There was no balance outstanding on this facility at April 30, 2009.
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
On January 11, 2008, we issued $600.0 million of 7.875% Senior Notes under our shelf registration. The Senior Notes are due January 15, 2013 and are not redeemable by the bondholders prior to maturity. The net proceeds of this transaction were used to repay a $500.0 million facility, with the remaining proceeds used for working capital and general corporate purposes. As of April 30, 2009, we had $250.0 million remaining under our shelf registration for additional debt issuances.
We entered into a committed line of credit agreement with HSBC Finance Corporation effective January 14, 2009 for use as a funding source for the purchase of RAL participations. This line provided funding totaling $2.5 billion through March 30, 2009 and $120.0 million thereafter through June 30, 2009. This line is subject to various covenants that are similar to our CLOCs and is secured by our RAL participations. All borrowings on this facility were repaid as of April 30, 2009 and the facility is now closed.
During fiscal year 2009, borrowing needs in our Canadian operations were funded by corporate borrowings in the U.S. To mitigate the foreign currency exchange rate risk, we used foreign exchange forward contracts. We do not enter into forward contracts for speculative purposes. In estimating the fair value of derivative positions, we utilize quoted market prices, if available, or quotes obtained from external sources. There were no forward contracts outstanding as of April 30, 2009.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
A summary of our obligations to make future payments as of April 30, 2009, is as follows:

(in 000s)

		Less Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Long-term debt (including interest)	$1,286,214	$67,750	$135,500	$674,008	$408,956
Customer deposits	854,888	442,683	17,649	8,698	385,858
FHLB borrowings	100,000	25,000	75,000	–	–
Acquisition payments	30,658	8,263	22,258	91	46
Media advertising purchase obligation	45,768	11,442	22,884	11,442	–
Capital lease obligations	12,001	519	1,091	1,411	8,980
Operating leases	762,298	248,712	315,263	118,859	79,464

Total contractual cash obligations	$3,091,827	$804,369	$589,645	$814,509	$883,304

The amount of liabilities recorded in connection with FIN 48 that we expect to pay within twelve months is $15.1 million at April 30, 2009 and is included in accounts payable, accrued expenses and other current liabilities on our consolidated balance sheet. The remaining amount is included in other noncurrent liabilities on our

H&R BLOCK 2009 Form 10K  31

consolidated balance sheet. Because the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated FIN 48 liability has been excluded from the table above. See Item 8, note 13 to the consolidated financial statements for additional information.
A summary of our commitments as of April 30, 2009, which may or may not require future payments, are as follows:

(in 000s)

		Less Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Franchise Equity Lines of Credit	$38,055	$20,569	$9,075	$8,411	$–
Commitment to fund M&P	88,581	88,581	–	–	–
Contingent acquisition payments	24,165	5,062	18,487	227	389
Other commercial commitments	2,206	1,724	482	–	–

Total commercial commitments	$153,007	$115,936	$28,044	$8,638	$389

See discussion of contractual obligations and commitments in Item 8, within the notes to our consolidated financial statements.

REGULATORY ENVIRONMENT
HRB Bank is a federal savings bank and H&R Block, Inc. is a savings and loan holding company. As a result, each is subject to regulation by the OTS. Federal savings banks are subject to extensive regulation and examination by the OTS, their primary federal regulator, as well as the FDIC. In conjunction with H&R Block, Inc.’s application with the OTS for HRB Bank, H&R Block, Inc. made commitments as part of our charter approval order (Master Commitment) which included, but were not limited to: (1) H&R Block, Inc. to maintain a three percent minimum ratio of adjusted tangible capital to adjusted total assets, as defined by the OTS; (2) maintain all HRB Bank capital within HRB Bank in accordance with the submitted three-year business plan; and (3) follow federal regulations surrounding intercompany transactions and approvals. Effective April 30, 2008, the three percent minimum ratio of adjusted tangible capital to adjusted total assets requirement was eliminated and a Supervisory Directive relating to prior non-compliance with this requirement was rescinded.
All savings associations are subject to the capital adequacy guidelines and the regulatory framework for prompt corrective action. HRB Bank must meet specific capital guidelines involving quantitative measures of HRB Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. HRB Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. As of March 31, 2009, our most recent Thrift Financial Report (TFR) filing with the OTS, HRB bank was a “well capitalized” institution under the prompt corrective action provisions of the FDIC. See Item 8, note 16 to the consolidated financial statements for additional discussion of regulatory capital requirements and classifications.
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
H&R Block, Inc. is a legal entity separate and distinct from its subsidiary, HRB Bank. Various federal and state statutory provisions and regulations limit the amount of dividends HRB Bank may pay without regulatory approval. The OTS has authority to prohibit HRB Bank from engaging in unsafe or unsound practices in conducting their business. The payment of dividends, depending on the financial condition of the bank, could be deemed an unsafe or unsound practice. The ability of HRB Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.
The U.S., various state, local, provincial and foreign governments and some self-regulatory organizations have enacted statutes and ordinances, and/or adopted rules and regulations, regulating aspects of our business. These aspects include, but are not limited to, commercial income tax return preparers, income tax courses, the electronic filing of income tax returns, the facilitation of RALs, loan originations and assistance in loan originations, mortgage lending, privacy, consumer protection, franchising, sales methods, banking, accountants and the accounting practice. We seek to determine the applicability of such statutes, ordinances, rules and regulations (collectively, “Laws”) and comply with those Laws.
From time to time in the ordinary course of business, we receive inquiries from governmental and self-regulatory agencies regarding the applicability of Laws to our services and products. In response to past inquiries, we have agreed to comply with such Laws, convinced the authorities that such Laws were not applicable or that

32   H&R BLOCK 2009 Form 10K

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
FUTURE LEGISLATION – In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, regulators have increased their focus on the regulation of the financial services industry. Proposals that could substantially intensify the regulation of the financial services industry are expected to be introduced in the U.S. Congress, in state legislatures and from applicable regulatory authorities. These proposals may change banking statutes and regulation and our operating environment in substantial and unpredictable ways. If enacted, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that it, or any impending regulations, would have on our business, results of operations or financial condition.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
This section presents information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” The tables in this section include HRB Bank information only.
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL – The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates for fiscal years 2009, 2008 and 2007:

								(dollars in 000s)

Year Ended April 30,	2009			2008			2007

		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost

Interest-earning assets:
Mortgage loans, net	$839,253	$46,396	5.14%	$1,157,360	$74,895	6.40%	$746,387	$50,767	6.80%
Federal funds sold	311,138	801	0.26%	153,332	4,981	3.25%	91,975	4,747	5.16%
Emerald Advance (1)	133,252	91,019	35.31%	68,932	45,339	32.31%	–	–	—%
Available-for-sale investment securities	29,500	791	2.68%	36,055	1,847	5.12%	24,405	1,389	5.69%
FHLB stock	6,557	127	1.93%	6,876	322	4.70%	970	24	2.47%
Cash and due from banks	12,474	123	0.99%	–	–	–%	–	–	–%

	1,332,174	$139,257	10.45%	1,422,555	$127,384	8.95%	863,737	$56,927	6.59%

Non-interest-earning assets	71,759			20,313			24,583

Total HRB Bank assets	$1,403,933			$1,442,868			$888,320

Interest-bearing liabilities:
Customer deposits	$863,072	$14,069	1.63%	$904,836	$42,878	4.74%	$596,104	$32,128	5.39%
FHLB borrowing	103,885	5,113	4.92%	117,743	6,008	5.10%	16,055	836	5.21%

	966,957	$19,182	1.98%	1,022,579	$48,886	4.78%	612,159	$32,964	5.38%

Non-interest-bearing liabilities	230,271			210,767			110,610

Total liabilities	1,197,228			1,233,346			722,769
Total shareholders’ equity	206,705			209,522			165,551

Total liabilities and shareholders’ equity	$1,403,933			$1,442,868			$888,320

Net yield on interest-earning assets (1)		$120,075	9.06%		$78,498	5.54%		$23,963	2.77%

(1)	Includes all interest income related to Emerald Advance activities. Amounts recognized as interest income also include certain fees, which are amortized into interest income over the life of the loan, of $44.0 million and $23.1 million for fiscal years 2009 and 2008, respectively.

H&R BLOCK 2009 Form 10K  33

The following table presents the rate/volume variance in interest income and expense for the last two fiscal years:

					(in 000s)

Year Ended April 30,	2009				2008

	Total Change	Change	Change	Change	Total Change	Change	Change	Change
	in Interest	Due to	Due to	Due to	in Interest	Due to	Due to	Due to
	Income/Expense	Rate/Volume	Rate	Volume	Income/Expense	Rate/Volume	Rate	Volume

Interest income:
Loans, net(1)	$17,182	$(11,253)	$53,654	$(25,219)	$69,466	$14,490	$23,027	$31,949
Available-for-sale investment securities	(1,056)	160	(881)	(335)	458	(63)	(133)	654
Federal funds sold	(4,180)	(4,720)	(4,586)	5,126	234	(1,016)	(1,659)	2,909
FHLB stock	(196)	9	(190)	(15)	303	153	25	125
Cash & due from banks	123	123	–	–	–	–	–	–

	$11,873	$(15,681)	$47,997	$(20,443)	$70,461	$13,564	$21,260	$35,637

Interest expense:
Customer deposits	$(28,809)	$1,298	$(28,128)	$(1,979)	$10,750	$(1,880)	$(3,004)	$15,634
FHLB borrowings	(895)	25	(213)	(707)	5,176	(81)	(13)	5,270

	$(29,704)	$1,323	$(28,341)	$(2,686)	$15,926	$(1,961)	$(3,017)	$20,904

(1)	Non-accruing loans have been excluded from the analysis above.

INVESTMENT PORTFOLIO – The following table presents the cost basis and fair value of HRB Bank’s investment portfolio at April 30, 2009, 2008 and 2007:

(in 000s)

April 30,	2009		2008		2007

	Cost Basis	Fair Value	Cost Basis	Fair Value	Cost Basis	Fair Value

Mortgage-backed securities	$27,466	$26,793	$30,809	$29,401	$35,122	$35,084
Federal funds sold	157,326	157,326	9,938	9,938	53,946	53,946
FHLB stock	6,730	6,730	7,536	7,536	9,091	9,091
Trust preferred security	3,454	292	3,500	2,809	3,500	3,500

	$194,976	$191,141	$51,783	$49,684	$101,659	$101,621

The following table shows the cost basis, scheduled maturities and average yields for HRB Bank’s investment portfolio at April 30, 2009:

	(dollars in 000s)
		Less Than One Year		After Ten Years		Total
	Cost	Balance	Average	Balance	Average	Balance	Average
	Basis	Due	Yield	Due	Yield	Due	Yield

Mortgage-backed securities	$27,466	$–	–%	$27,466	2.68%	$27,466	2.68%
Federal funds sold	157,326	157,326	0.26%	–	–%	157,326	0.26%
FHLB stock	6,730	–	–%	6,730	1.93%	6,730	1.93%
Trust preferred security	3,454	–	–%	3,454	2.37%	3,454	2.37%

	$194,976	$157,326		$37,650		$194,976

LOAN PORTFOLIO AND SUMMARY OF LOAN LOSS EXPERIENCE – The following table shows the composition of HRB Bank’s mortgage loan portfolio as of April 30, 2009, 2008 and 2007, and information on delinquent loans:

	(in 000s)

April 30,	2009	2008	2007

Residential real estate mortgages	$821,583	$1,004,283	$1,350,612
Home equity lines of credit	254	357	280

	$821,837	$1,004,640	$1,350,892

Loans and TDRs on non-accrual	$222,382	$110,759	$22,909
Loans past due 90 days or more	121,685	73,600	22,909
Total TDRs	160,741	37,159	–

34   H&R BLOCK 2009 Form 10K

Of total loans outstanding at April 30, 2009, 65% were adjustable-rate loans and 35% were fixed-rate loans.

Concentrations of loans to borrowers located in a single state may result in increased exposure to loss as a result of changes in real estate values and underlying economic or market conditions related to a particular geographical location. The table below presents outstanding loans by state for our portfolio of mortgage loans held for investment as of April 30, 2009:

	(dollars in 000s)

		Loans
	Loans	Purchased
	Purchased	from Other		Percent	Delinquency
	from SCC	Parties	Total	of Total	Rate (30+ Days)

Florida	$68,080	$91,707	$159,787	19.4%	19.78%
California	124,750	14,965	139,715	17.0%	30.10%
New York	103,325	9,386	112,711	13.7%	22.84%
Wisconsin	2,241	65,882	68,123	8.3%	2.54%
All others	232,837	108,664	341,501	41.6%	19.07%

Total	$531,233	$290,604	$821,837	100.0%	20.23%

A rollforward of HRB Bank’s allowance for loss on mortgage loans is as follows:

	(dollars in 000s)

Year Ended April 30,	2009	2008	2007

Balance at beginning of the year	$45,401	$3,448	$–
Provision	63,897	42,004	3,622
Recoveries	54	999	–
Charge-offs	(25,279)	(1,050)	(174)

Balance at end of the year	$84,073	$45,401	$3,448

Ratio of net charge-offs to average loans outstanding during the year	2.80%	0.09%	0.02%

DEPOSITS – The following table shows HRB Bank’s average deposit balances and the average rate paid on those deposits for fiscal years 2009, 2008 and 2007:

					(dollars in 000s)

Year Ended April 30,	2009		2008		2007

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Money market and savings	$467,864	1.37%	$653,126	4.92%	$509,915	5.46%
Interest-bearing checking accounts	13,579	2.25%	141,328	4.31%	75,077	4.96%
IRAs	289,814	1.27%	101,085	4.12%	10,534	5.05%
Certificates of deposit	91,815	3.98%	9,297	5.45%	578	5.06%

	863,072	1.63%	904,836	4.74%	596,104	5.39%
Non-interest-bearing deposits	212,607		189,325		104,603

	$1,075,679		$1,094,161		$700,707

RATIOS – The following table shows certain of HRB Bank’s key ratios for fiscal years 2009, 2008 and 2007:

Year Ended April 30,	2009	2008	2007

Pretax return on assets	(1.03)%	0.80%	2.60%
Net return on equity	(6.67)%	3.32%	13.95%
Equity to assets ratio	12.44%	12.80%	11.59%

SHORT-TERM BORROWINGS – The following table shows HRB Bank’s short-term borrowings for fiscal years 2009, 2008 and 2007:

						(dollars in 000s)

Year Ended April 30,	2009		2008		2007

	Balance	Rate	Balance	Rate	Balance	Rate

Ending balance of FHLB advances	$25,000	1.76%	$25,000	2.64%	$75,000	5.31%
Average balance of FHLB advances	103,885	4.92%	13,743	5.32%	16,055	5.18%

The maximum amount of FHLB advances outstanding during fiscal years 2009, 2008 and 2007 was $129.0 million, $179.0 million and $179.0 million, respectively.

H&R BLOCK 2009 Form 10K  35

NEW ACCOUNTING PRONOUNCEMENTS

See Item 8, note 1 to our consolidated financial statements for a discussion of recently issued accounting pronouncements.

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

We report our financial results in accordance with generally accepted accounting principles (GAAP). However, we believe certain non-GAAP performance measures and ratios used in managing the business may provide additional meaningful comparisons between current year results and prior periods. Reconciliations to GAAP financial measures for common banking ratios are provided below. These non-GAAP financial measures should be viewed in addition to, not as an alternative for, our reported GAAP results.

	(dollars in 000s)

Banking Ratios

Year Ended April 30,	2009	2008	2007

Net Interest Margin:
Net interest income(1)	$120,075	$78,498	$23,963
Divided by average earning assets	$1,324,645	$1,417,366	$863,737
	9.06%	5.54%	2.77%
Pretax Return on Average Assets:
Pretax income	$(14,508)	$11,484	$23,086
Divided by average assets	$1,403,933	$1,442,868	$888,320
	(1.03)%	0.80%	2.60%

(1)	Includes all interest income related to Emerald Advance activities.

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
Our cash equivalents are primarily held for liquidity purposes and are comprised of high quality, short-term investments, including qualified money market funds. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s market value is relatively insensitive to interest rate changes. See additional discussion of interest rate risk included below in Consumer Financial Services.
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
Our long-term debt at April 30, 2009, consists primarily of fixed-rate Senior Notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings. See Item 8, note 9 to our consolidated financial statements.
EQUITY PRICE RISK – We have limited exposure to the equity markets. Our primary exposure is through our deferred compensation plans. Within the deferred compensation plans, we have mismatches in asset and liability amounts and investment choices (both fixed-income and equity). At April 30, 2009 and 2008, the impact of a 10% market value change in the combined equity assets held by our deferred compensation plans and other equity investments would be approximately $7.3 million and $12.2 million, respectively, assuming no offset for the liabilities.

TAX SERVICES
FOREIGN EXCHANGE RATE RISK – Our operations in international markets are exposed to movements in currency exchange rates. The currencies involved are the Canadian dollar and the Australian dollar. We translate revenues and expenses related to these operations at the average of exchange rates in effect during the period. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders’ equity. Translation of financial results into U.S. dollars does not presently materially affect and has not historically materially affected our consolidated financial results, although such changes do affect the year-to-year comparability of the operating results in U.S. dollars of our international businesses. We estimate a 10% change in foreign exchange rates by itself would impact consolidated net income in fiscal years 2009 and 2008 by

36   H&R BLOCK 2009 Form 10K

approximately $3.0 million and $3.2 million, respectively, and cash balances at April 30, 2009 and 2008 by $5.4 million and $4.0 million, respectively.
During fiscal year 2009, borrowing needs in our Canadian operations were funded by corporate borrowings in the U.S. To mitigate the foreign currency exchange rate risk, we used forward foreign exchange contracts. We do not enter into forward contracts for speculative purposes. In estimating the fair value of derivative positions, we utilized quoted market prices, if available, or quotes obtained from external sources. When foreign currency financial instruments are outstanding, exposure to market risk on these instruments results from fluctuations in currency rates during the periods in which the contracts are outstanding. The counterparties to our currency exchange contracts consist of major financial institutions, each of which is rated investment grade. We are exposed to credit risk to the extent of potential non-performance by counterparties on financial instruments. Any potential credit exposure does not exceed the fair value. We believe the risk of incurring losses due to credit risk is remote. At April 30, 2009 we had no forward exchange contracts outstanding.

CONSUMER FINANCIAL SERVICES
INTEREST RATE RISK – At April 30, 2009, approximately 67% of HRB Bank’s total assets were residential mortgage loans with 35% of these fixed-rate loans and 65% adjustable-rate loans. These loans are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages tend to exhibit lower prepayments. The opposite is true in a falling rate environment. When mortgage loans prepay, mortgage origination costs are written off. Depending on the timing of the prepayment, the write-offs of mortgage origination costs may result in lower than anticipated yields.
At April 30, 2009, HRB Bank’s other investments consisted primarily of mortgage-backed securities and FHLB stock. See table below for sensitivity analysis of our mortgage-backed securities.
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
Under criteria published by the OTS, HRB Bank’s overall interest rate risk exposure at March 31, 2009, the most recent date an evaluation was completed, was characterized as “minimal.” We actively manage our interest rate risk positions. As interest rates change, we will adjust our strategy and mix of assets and liabilities to optimize our position.

SENSITIVITY ANALYSIS
The sensitivities of certain financial instruments to changes in interest rates as of April 30, 2009 and 2008 are presented below. The following table represents hypothetical instantaneous and sustained parallel shifts in interest rates and should not be relied on as an indicator of future expected results. The impact of a change in interest rates on other factors, such as delinquency and prepayment rates, is not included in the analysis below.

	(in 000s)
		Basis Point Change
	Carrying Value at
	April 30, 2009	−300	−200	−100	+100	+200	+300

Mortgage loans held for investment	$744,899	$115,319	$76,202	$33,253	$(28,847)	$(58,293)	$(85,922)
Mortgage-backed securities	26,793	803	727	398	(1,188)	(1,675)	(1,906)

		Basis Point Change
	Carrying Value at
	April 30, 2008	−300	−200	−100	+100	+200	+300

Mortgage loans held for investment	$966,301	$33,382	$22,618	$14,291	$(22,135)	$(44,639)	$(65,274)
Mortgage-backed securities	29,401	941	681	624	(165)	(198)	(227)

H&R BLOCK 2009 Form 10K  37

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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
Deloitte & Touche LLP audited our consolidated financial statements for fiscal years 2009 and 2008. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 12a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of April 30, 2009.
Based on our assessment, management concluded that as of April 30, 2009, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO. The Company’s external auditors, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

Russell P. Smyth President and Chief Executive Officer	Becky S. Shulman Senior Vice President, Treasurer and Chief Financial Officer

38   H&R BLOCK 2009 Form 10K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
H&R Block, Inc.
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of H&R Block, Inc. and subsidiaries (the “Company”) as of April 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements of the Company for the year ended April 30, 2007, before the effects of the retrospective adjustments for operations discontinued in 2009 as discussed in Note 19 to the consolidated financial statements, were audited by other auditors whose report, dated June 29, 2007, expressed an unqualified opinion on those statements.
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
In our opinion, such 2009 and 2008 consolidated financial statements present fairly, in all material respects, the financial position of H&R Block, Inc. and subsidiaries as of April 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 13 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on May 1, 2007.
We also have audited the retrospective adjustments to the consolidated financial statements for the year ended April 30, 2007 for operations discontinued in 2009, as discussed in Note 19 to the consolidated financial statements. Our procedures included (1) obtaining the Company’s underlying accounting analysis prepared by management of the retrospective adjustments for discontinued operations and comparing the retrospectively adjusted amounts shown in the 2007 financial statements to such analysis, (2) comparing previously reported amounts to the previously issued financial statements for such year, (3) testing the mathematical accuracy of the accounting analysis, and (4) on a test basis, comparing the adjustments to retrospectively adjust the financial statements for discontinued operations to the Company’s supporting documentation. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2007 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2007 consolidated financial statements taken as a whole.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 29, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

June 29, 2009

H&R BLOCK 2009 Form 10K  39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
H&R Block, Inc.
Kansas City, Missouri

We have audited the internal control over financial reporting of H&R Block, Inc. and subsidiaries (the “Company”) as of April 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2009 of the Company and our report dated June 29, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” on May 1, 2007.

June 29, 2009

40   H&R BLOCK 2009 Form 10K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
H&R Block, Inc.:
We have audited, before the effects of the retrospective adjustments to present the results of operations of HRB Financial Corporation as discontinued operations described in note 19, the accompanying consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows of H&R Block, Inc. and subsidiaries (the Company) for the year ended April 30, 2007. In connection with our audit of the consolidated financial statements, we have also audited before the effects of the retrospective adjustments described in note 19, the financial statement schedule as of April 30, 2007 listed in the Index at Item 15. The 2007 consolidated financial statements and financial statement schedule before the effects of the adjustments discussed in note 19 are not presented herein. The 2007 consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the 2007 consolidated financial statements, before the effects of the retrospective adjustments to present the results of operations of HRB Financial Corporation as discontinued operations described in note 19, present fairly, in all material respects, the results of operations and cash flows of H&R Block, Inc. and its subsidiaries for the year ended April 30, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, before the effects of the retrospective adjustments described in note 19, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We were not engaged to audit, review or apply any procedures to the retrospective adjustments to present the results of operations of HRB Financial Corporation as discontinued operations described in note 19, and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. These adjustments were audited by a successor auditor.

Kansas City, Missouri
June 29, 2007

H&R BLOCK 2009 Form 10K  41

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	(in 000s, except per share amounts)
Year ended April 30,	2009	2008	2007

REVENUES:
Service revenues	$3,437,906	$3,393,906	$3,108,335
Other revenues:
Product and other revenues	491,155	541,166	528,775
Interest income	154,516	151,558	73,252

	4,083,577	4,086,630	3,710,362

OPERATING EXPENSES:
Cost of services	2,296,449	2,280,478	2,157,838
Cost of other revenues	299,769	307,715	172,656
Selling, general and administrative	648,490	788,898	728,540

	3,244,708	3,377,091	3,059,034

Operating income	838,869	709,539	651,328
Other income (expense), net	501	25,532	(24,067)

Income from continuing operations before income taxes	839,370	735,071	627,261
Income taxes	326,315	289,124	257,801

Net income from continuing operations	513,055	445,947	369,460
Net loss from discontinued operations	(27,382)	(754,594)	(803,113)

NET INCOME (LOSS)	$485,673	$(308,647)	$(433,653)

BASIC EARNINGS (LOSS) PER SHARE:
Net income from continuing operations	$1.54	$1.37	$1.14
Net loss from discontinued operations	(0.08)	(2.32)	(2.48)

Net income (loss)	$1.46	$(0.95)	$(1.34)
DILUTED EARNINGS (LOSS) PER SHARE:
Net income from continuing operations	$1.53	$1.36	$1.13
Net loss from discontinued operations	(0.08)	(2.30)	(2.46)

Net income (loss)	$1.45	$(0.94)	$(1.33)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$485,673	$(308,647)	$(433,653)
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding gains (losses) arising during the year, net of taxes of $(1,736), $2,683 and $(5,072)	(2,836)	4,402	(8,151)
Reclassification adjustment for gains included in income, net of taxes of $762, $130 and $11,120	(1,164)	(205)	(18,001)
Change in foreign currency translation adjustments	(10,125)	(391)	2,884

Comprehensive income (loss)	$471,548	$(304,841)	$(456,921)

See accompanying notes to consolidated financial statements.

42   H&R BLOCK 2009 Form 10K

CONSOLIDATED BALANCE SHEETS

	(in 000s, except share and per share amounts)
	April 30, 2009	April 30, 2008

ASSETS
Cash and cash equivalents	$1,654,663	$664,897
Cash and cash equivalents — restricted	51,656	7,031
Receivables, less allowance for doubtful accounts of $128,541 and $120,155	512,814	534,229
Prepaid expenses and other current assets	351,947	420,738
Assets of discontinued operations, held for sale	–	987,592

Total current assets	2,571,080	2,614,487
Mortgage loans held for investment, less allowance for loan losses of $84,073 and $45,401	744,899	966,301
Property and equipment, at cost less accumulated depreciation and amortization of $625,075 and $620,460	368,289	363,664
Intangible assets, net	385,998	147,368
Goodwill	850,230	831,314
Other assets	439,226	700,291

Total assets	$5,359,722	$5,623,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Customer banking deposits	$854,888	$785,624
Accounts payable, accrued expenses and other current liabilities	705,945	739,887
Accrued salaries, wages and payroll taxes	259,698	365,712
Accrued income taxes	543,967	439,380
Current portion of long-term debt	8,782	7,286
Federal Home Loan Bank borrowings	25,000	129,000
Liabilities of discontinued operations, held for sale	–	644,446

Total current liabilities	2,398,280	3,111,335
Long-term debt	1,032,122	1,031,784
Federal Home Loan Bank borrowings	75,000	–
Other noncurrent liabilities	448,461	492,488

Total liabilities	3,953,863	4,635,607

STOCKHOLDERS’ EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 444,176,510 and 435,890,796, respectively	4,442	4,359
Convertible preferred stock, no par, stated value $0.01 per share, 500,000 shares authorized	–	–
Additional paid-in capital	836,477	695,959
Accumulated other comprehensive income (loss)	(11,639)	2,486
Retained earnings	2,671,437	2,384,449
Less treasury shares, at cost	(2,094,858)	(2,099,435)

Total stockholders’ equity	1,405,859	987,818

Total liabilities and stockholders’ equity	$5,359,722	$5,623,425

See accompanying notes to consolidated financial statements.

H&R BLOCK 2009 Form 10K  43

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in 000s)
Year ended April 30,	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$485,673	$(308,647)	$(433,653)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	123,631	119,514	107,479
Provision for bad debts and loan losses	181,829	174,813	64,066
Provision for deferred taxes	73,213	(51,695)	(26,236)
Stock-based compensation	26,557	40,373	37,014
Operating cash flows of discontinued operations:
Loss on sale of discontinued operations	10,626	45,510	–
Other	86,952	167,535	97,754
Changes in assets and liabilities, net of acquisitions:
Cash and cash equivalents — restricted	(44,625)	(3,168)	12,793
Receivables	(57,155)	(116,846)	(66,331)
Prepaid expenses and other current assets	84,279	6,796	(2,969)
Accounts payable, accrued expenses and other current liabilities	(36,024)	16,215	(72,326)
Accrued salaries, wages and payroll taxes	(106,014)	65,845	47,356
Accrued income taxes	126,594	204,472	(275,337)
Other noncurrent liabilities	(56,001)	(34,738)	20,538
Other, net	124,904	(67,219)	(67,123)

Net cash provided by (used in) operating activities	1,024,439	258,760	(556,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Purchases of available-for-sale securities	(5,092)	(11,794)	(54,375)
Sales of and payments received on available-for-sale securities	15,075	18,175	5,983
Mortgage loans originated or purchased for investment, net	91,329	207,606	(954,281)
Purchases of property and equipment	(97,880)	(101,554)	(158,460)
Payments made for business acquisitions, net of cash acquired	(293,805)	(24,872)	(57,554)
Net cash provided by (used in) investing activities of discontinued operations:
Proceeds from sale of operating units, net of cash	303,983	1,114,535	–
Other	(48,917)	(69,545)	22,081
Other, net	40,867	14,738	38,230

Net cash provided by (used in) investing activities	5,560	1,147,289	(1,158,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of commercial paper	–	(5,125,279)	(8,264,561)
Proceeds from issuance of commercial paper	–	4,133,197	9,256,643
Repayments of Senior Notes	–	–	(500,000)
Proceeds from issuance of Senior Notes	–	599,376	–
Repayments of other borrowings	(4,762,294)	(9,055,426)	(6,010,432)
Proceeds from other borrowings	4,733,294	8,505,426	6,689,432
Customer banking deposits, net	64,357	(345,391)	1,129,263
Dividends paid	(198,685)	(183,628)	(171,966)
Acquisition of treasury shares	(106,189)	(7,280)	(188,802)
Proceeds from issuance of common stock, net	141,415	–	–
Proceeds from exercise of stock options	71,594	23,322	25,703
Net cash provided by (used in) financing activities of discontinued operations	4,783	(64,439)	42,926
Other, net	11,492	(37,947)	(17,095)

Net cash provided by (used in) financing activities	(40,233)	(1,558,069)	1,991,111

Net increase (decrease) in cash and cash equivalents	989,766	(152,020)	275,760
Cash and cash equivalents at beginning of the year	664,897	816,917	541,157

Cash and cash equivalents at end of the year	$1,654,663	$664,897	$816,917

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received of $158,862, $317,849 and $3,861	$(1,593)	$(238,803)	$405,445
Interest paid on borrowings	89,541	173,181	151,436
Interest paid on deposits	14,004	44,501	27,475
Transfers of loans to foreclosed assets	65,171	–	–

See accompanying notes to consolidated financial statements.

44   H&R BLOCK 2009 Form 10K

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in 000s, except
per share amounts)

						Accumulated
			Convertible		Additional	Other
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity

Balances at May 1, 2006	435,891	$4,359	–	$–	$653,053	$21,948	$3,492,059	(107,378)	$(2,023,620)	$2,147,799
Net loss	–	–	–	–	–	–	(433,653)	–	–	(433,653)
Unrealized translation gain	–	–	–	–	–	2,884	–	–	–	2,884
Change in net unrealized gain (loss) on available-for-sale securities	–	–	–	–	–	(26,152)	–	–	–	(26,152)
Stock-based compensation	–	–	–	–	50,495	–	–	–	–	50,495
Shares issued for:
Option exercises	–	–	–	–	(7,219)	–	–	1,638	31,246	24,027
Nonvested shares	–	–	–	–	(20,619)	–	–	1,053	20,067	(552)
ESPP	–	–	–	–	1,002	–	–	470	8,967	9,969
Acquisitions	–	–	–	–	54	–	–	21	396	450
Acquisition of treasury shares	–	–	–	–	–	–	–	(8,476)	(188,802)	(188,802)
Cash dividends paid – $0.53 per share	–	–	–	–	–	–	(171,966)	–	–	(171,966)

Balances at April 30, 2007	435,891	4,359	–	–	676,766	(1,320)	2,886,440	(112,672)	(2,151,746)	1,414,499
Remeasurement of uncertain tax positions upon adoption of FIN 48	–	–	–	–	–	–	(9,716)	–	–	(9,716)
Net loss	–	–	–	–	–	–	(308,647)	–	–	(308,647)
Unrealized translation loss	–	–	–	–	–	(391)	–	–	–	(391)
Change in net unrealized gain (loss) on available-for-sale securities	–	–	–	–	–	4,197	–	–	–	4,197
Stock-based compensation	–	–	–	–	50,410	–	–	–	–	50,410
Shares issued for:
Option exercises	–	–	–	–	(11,090)	–	–	1,736	33,174	22,084
Nonvested shares	–	–	–	–	(20,097)	–	–	963	18,387	(1,710)
ESPP	–	–	–	–	(65)	–	–	413	7,872	7,807
Acquisitions	–	–	–	–	35	–	–	8	158	193
Acquisition of treasury shares	–	–	–	–	–	–	–	(328)	(7,280)	(7,280)
Cash dividends paid – $0.56 per share	–	–	–	–	–	–	(183,628)	–	–	(183,628)

Balances at April 30, 2008	435,891	4,359	–	–	695,959	2,486	2,384,449	(109,880)	(2,099,435)	987,818
Net income	–	–	–	–	–	–	485,673	–	–	485,673
Unrealized translation loss	–	–	–	–	–	(10,125)	–	–	–	(10,125)
Change in net unrealized gain (loss) on available-for-sale securities	–	–	–	–	–	(4,000)	–	–	–	(4,000)
Proceeds from common stock issuance, net of expenses	8,286	83	–	–	141,332	–	–	–	–	141,415
Stock-based compensation	–	–	–	–	32,600	–	–	–	–	32,600
Shares issued for:
Option exercises	–	–	–	–	(12,624)	–	–	4,481	85,624	73,000
Nonvested shares	–	–	–	–	(20,392)	–	–	1,015	19,402	(990)
ESPP	–	–	–	–	(423)	–	–	292	5,577	5,154
Acquisitions	–	–	–	–	25	–	–	8	163	188
Acquisition of treasury shares	–	–	–	–	–	–	–	(5,991)	(106,189)	(106,189)
Cash dividends paid – $0.59 per share	–	–	–	–	–	–	(198,685)	–	–	(198,685)

Balances at April 30, 2009	444,177	$4,442	–	$–	$836,477	$(11,639)	$2,671,437	(110,075)	$(2,094,858)	$1,405,859

See accompanying notes to consolidated financial statements.

H&R BLOCK 2009 Form 10K  45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS – Our operating subsidiaries provide a variety of services to the general public, principally in the United States (U.S.). Specifically, we offer: tax return preparation; accounting, tax and consulting services to business clients; certain retail banking services; tax preparation and related software; and refund anticipation loans (RALs) offered by third-party lending institutions. Tax preparation services are also provided in Canada and Australia. Our Tax Services segment comprised 74.3% of our consolidated revenues from continuing operations for fiscal year 2009.
Our discontinued operations were primarily engaged in the origination, sale and servicing of non-prime and prime mortgage loans and investment services through a registered broker-dealer. See additional information on our discontinued operations in note 19.
PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.
Some of our subsidiaries operate in regulated industries and their underlying accounting records reflect the policies and requirements of these industries.
RECLASSIFICATIONS – Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no effect on our results of operations or stockholders’ equity as previously reported. Effective November 1, 2008, we sold H&R Block Financial Advisors, Inc. (HRBFA) to Ameriprise Financial, Inc. (Ameriprise). As of April 30, 2009, HRBFA and its direct corporate parent are presented as discontinued operations in the consolidated financial statements. Operating results of this business for all periods presented have been reclassified in the consolidated statements of operations to discontinued operations. We elected to present assets and liabilities of the business as held for sale as of April 30, 2008, both classified as current. See additional discussion in note 19.
MANAGEMENT ESTIMATES – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions and judgments are applied in the determination of our allowance for loan losses, potential losses from loan repurchase and indemnity obligations associated with our discontinued mortgage business, contingent losses associated with pending litigation, fair value of reporting units, reserves for uncertain tax positions and related matters. We seek to change our estimates when facts and circumstances dictate, however, future events and their effects cannot be determined with absolute certainty. As such, actual results could differ materially from those estimates.
CONCENTRATIONS OF RISK – Cash deposits in bank accounts in excess of insured or guaranteed limits are exposed to loss in the event of nonperformance by the financial institution. We had cash deposits in excess of these limits of less than $70 million at April 30, 2009. We have not historically experienced any losses on bank deposits. In addition to cash deposits with financial institutions, we had investments totaling approximately $1.3 billion and $157.3 million in money market funds and federal funds sold, respectively, at April 30, 2009.
The overall credit quality of our mortgage loans held for investment is impacted by the strength of the U.S. economy and local economies. Our mortgage loans held for investment include concentrations of loans to borrowers in certain states, which may result in increased exposure to loss as a result of changes in real estate values and underlying economic or market conditions related to a particular geographical location. Approximately 50.1% of our mortgage loan portfolio consists of loans to borrowers located in the states of Florida, California and New York.
CASH AND CASH EQUIVALENTS – Cash and cash equivalents include cash on hand, cash due from banks and federal funds sold. For purposes of the consolidated balance sheets and consolidated statements of cash flows, all non-restricted highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents. We present cash flow activities utilizing the indirect method. Book overdrafts included in accounts payable totaled $48.0 million and $42.2 million at April 30, 2009 and 2008, respectively.
CASH AND CASH EQUIVALENTS – RESTRICTED – Cash and cash equivalents – restricted consists primarily of cash held by our captive insurance subsidiary that will be used to pay claims.
RECEIVABLES – Receivables consist primarily of accounts receivable from customers of our Business Services segment, receivables from tax clients for tax return preparation, refund anticipation loan participations and receivables of our franchise financing subsidiary. The allowance for doubtful accounts requires management’s

46   H&R BLOCK 2009 Form 10K

judgment regarding collectibility and current economic conditions to establish an amount considered by management to be adequate to cover estimated losses as of the balance sheet date.
MARKETABLE SECURITIES – AVAILABLE-FOR-SALE – Marketable securities we hold are classified as available-for-sale (AFS) and are reported at fair value. Unrealized gains and losses are calculated using the specific identification method and reported, net of applicable taxes, as a component of accumulated other comprehensive income. Realized gains and losses on the sale of these securities are determined using the specific identification method. These securities are included in other assets in the consolidated balance sheets.
We monitor our AFS investment portfolio for impairment and consider many factors in determining whether the impairment is deemed to be other-than-temporary. These factors include, but are not limited to, the length of time the security has had a market value less than the cost basis, the severity of loss, our intent to sell, including regulatory or contractual requirements to sell, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings.
For investments in mortgage-backed securities, amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments where applicable. We update our estimates of expected cash flows periodically and recognize changes in calculated effective yields as appropriate.
Our investment in the stock of the Federal Home Loan Bank (FHLB) is carried at cost, as it is a restricted security, which is required to be maintained by H&R Block Bank (HRB Bank) for borrowing availability. The cost of the stock represents its redemption value, as there is no ready market value.
REAL ESTATE OWNED – Real estate owned (REO) includes foreclosed properties securing mortgage loans. Foreclosed assets are adjusted to fair value less costs to sell upon transfer of the loans to REO. Subsequently, REO is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based on independent market prices or appraised values of the collateral. Subsequent holding period losses and losses arising from the sale of REO are expensed as incurred. REO is included in prepaid expenses and other current assets in the consolidated balance sheets.
MORTGAGE LOANS HELD FOR INVESTMENT –  Mortgage loans held for investment represent loans originated or acquired with the ability and current intent to hold to maturity. Loans held for investment are carried at amortized cost adjusted for charge-offs, net allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income over the lives of the related loans. Unearned income, premiums and discounts on purchased loans are amortized or accreted into income over the estimated life of the loan using methods that approximate the interest method based on assumptions regarding the loan portfolio, including prepayments adjusted to reflect actual experience.
We record an allowance representing our estimate of credit losses inherent in the loan portfolio at the balance sheet date. Loan recoveries and the provision for credit losses increase the allowance, while loan charge-offs decrease the allowance. A current assessment of the value of the loan is made when the loan is no later than 180 days past due and any loan balance in excess of the value less costs to sell the property is charged off.
We evaluate mortgage loans less than 60 days past due on a pooled basis and record a loan loss allowance for those loans in the aggregate. We stratify these loans based on our view of risk associated with various elements of the pool and assign estimated loss rates based on those risks. Loss rates consider both the rate at which loans will become delinquent (frequency) and the amount of loss that will ultimately be realized upon occurrence of a liquidation of collateral (severity), and are primarily based on historical experience and our assessment of economic and market conditions.
Loans are considered impaired when we believe it is probable we will be unable to collect all principal and interest due according to the contractual terms of the note, or when the loan is 60 days past due. Impaired loans are reviewed individually and a specific loan loss allowance is recorded based on the fair value of the underlying collateral.
We classify loans as non-accrual when full and timely collection of interest or principal becomes uncertain, or when they are 90 days past due. Interest previously accrued, but not collected, is reversed against current interest income when a loan is placed on non-accrual status. Accretion of deferred fees is discontinued for non-accrual loans. Payments received on non-accrual loans are recognized as interest income when the loan is considered collectible and applied to principal when it is doubtful that full payment will be collected. Loans are not placed back on accrual status until collection of principal and interest is reasonably assured as a result of the borrower bringing the loan into compliance with the contractual terms of the loan. Prior to restoring a loan to accrual status, management considers a borrower’s prospects for continuing future contractual payments.
From time to time, as part of our loss mitigation process, we may agree to modify the contractual terms of a borrower’s loan. We have developed loan modification programs designed to help borrowers refinance adjustable-

H&R BLOCK 2009 Form 10K  47

rate mortgage (ARM) loans prior to rate reset. In cases where we modify a loan and in so doing grant a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (TDR). We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable-rate mortgage, the size of the payment increase upon a rate reset, the period of time remaining prior to the rate reset and other relevant factors in determining whether a borrower is experiencing financial difficulty. A borrower who is current may be deemed to be experiencing financial difficulty in instances where the evidence suggests an inability to pay based on the original terms of the loan after the interest rate reset and, in the absence of a modification, may default on the loan. We evaluate whether the modification represents a concession we would not otherwise consider, such as a lower interest rate than what a new borrower of similar credit risk would be offered. A loan modified in a troubled debt restructuring, including a loan that was current at the time of modification, is placed on non-accrual status until we determine future collection of principal and interest is reasonably assured, which generally requires the borrower to demonstrate a period of performance according to the restructured terms. TDR loans totaled $160.7 million and $37.2 million at April 30, 2009 and 2008, respectively. At the time of the modification, we record impairment for TDR loans equal to the difference between the principal balance of the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate. However, if we later assess that foreclosure of a modified loan is probable, we record impairment based on the estimated fair value of the underlying collateral.
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
We recorded $2.2 million and $5.7 million in goodwill impairments in our Tax Services segment in fiscal years 2009 and 2008, respectively. There was no goodwill impairment in our continuing operations during fiscal year 2007. In fiscal year 2007, we recorded $154.9 million in goodwill impairments related to the sale or wind-down of our discontinued operations. No material impairment adjustments to other intangible assets or other long-lived assets of continuing operations were made during the three-year period ended April 30, 2009.
The weighted-average life of intangible assets with finite lives is 28 years. Intangible assets are typically amortized over the estimated useful life of the assets using the straight-line method.
MORTGAGE LOAN REPURCHASE LIABILITY – Sand Canyon Corporation’s (SCC), formerly Option One Mortgage Corporation, mortgage loan repurchase liability relates to potential losses that could be incurred in connection with the repurchase of sold loans or indemnification of losses as a result of breaches of representations and warranties customary to the mortgage banking industry.
The amount of expected losses depends primarily on the frequency of valid claims and the severity of loss incurred on loans. To the extent actual losses related to repurchase and indemnification activity are different from estimates, the repurchase reserve may increase or decrease. See note 17 for additional information.
LITIGATION – It is our policy to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5), and related pronouncements. We record reserves related to certain legal matters for which we believe it is probable that a loss will be incurred and the range of such loss can be estimated. With respect to other matters,

48   H&R BLOCK 2009 Form 10K

management has concluded that a loss is only reasonably possible or remote, or not estimable and, therefore, no liability is recorded. Management discloses the facts regarding material matters, and potential exposure if determinable, for losses assessed as reasonably possible to occur. Costs incurred with defending claims are expensed as incurred. Any receivable for insurance recoveries is recorded separately from the corresponding litigation reserve, and only if recovery is determined to be probable.
INCOME TAXES – We account for income taxes under the asset and liability method, which requires us to record deferred income tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. Deferred taxes are determined separately for each tax-paying component within each tax jurisdiction based on provisions of enacted tax law. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax assets include state and foreign tax loss carry-forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our current deferred tax assets are included in prepaid expenses and other current assets in the consolidated balance sheets. Noncurrent deferred tax assets are included in other assets on our consolidated balance sheets.
We evaluate the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. We record no tax benefit for tax positions where we have concluded it is not more likely than not to be sustained. Differences between a tax position taken or expected to be taken in our tax returns and the amount of benefit recognized and measured in the financial statements result in unrecognized tax benefits, which are recorded in the balance sheet as either a liability for unrecognized tax benefits or reductions to recorded tax assets, as applicable.
We file a consolidated federal tax return on a calendar year basis and state tax returns on a consolidated or combined basis, as permitted by authorities. We report interest and penalties as a component of income tax expense.
TREASURY SHARES – Shares of common stock repurchased by us are recorded, at cost, as treasury shares and result in a reduction of stockholders’ equity. We reissue treasury shares as part of our stock-based compensation programs. When shares are reissued, we determine the cost using the average cost method. Periodically, we may permanently retire shares held in treasury as determined by our Board of Directors.
REVENUE RECOGNITION – Service revenues consist primarily of fees for preparation and filing of tax returns, both in offices and through our online programs, fees associated with our Peace of Mind (POM) guarantee program and fees for consulting services. Service revenues are recorded in the period in which the service is performed. Retail and online tax preparation revenues are recorded when a completed return is filed or accepted by the customer. POM revenues are deferred and recognized over the term of the guarantee, based on historical and actual payment of claims. Revenues for services rendered in connection with the Business Services segment include fees based on time and materials, which are recognized as the services are performed and amounts are earned. Revenues associated with our H&R Block Prepaid Emerald MasterCard® program consist of interchange income from the use of debit cards and fees from the use of ATM networks. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network, and is based on cardholder purchase volumes. HRB Bank recognizes interchange income as earned.
Interest income consists primarily of interest earned on mortgage loans held for investment and Emerald Advance lines of credit. Interest income on mortgage loans held for investment includes deferred origination fees and costs and purchase discounts and premiums, which are amortized to income over the life of the loan using the interest method. Interest income on Emerald Advance lines of credit is calculated using the average daily balance method and is recognized based on the principal amount outstanding until the outstanding balance is paid or written-off. Loan commitment fees, net of related expenses, are initially deferred and recognized as revenue over the commitment period.
Product and other revenues include royalties from franchisees, RAL participation revenues and sales of software products, and are recognized as follows:

▪	Upon granting of a franchise, franchisees pay a refundable deposit generally in the amount of $2,500, but pay no initial franchise fee. We record the payment as a deposit liability and recognize no revenue in connection with the initial granting of a franchise. Franchise royalties, which are based on contractual percentages of franchise revenues, are recorded in the period in which the franchise provides the service.
▪	Loan participation revenue is recognized over the life of the loan.

H&R BLOCK 2009 Form 10K  49

▪	Software revenues consist mainly of tax preparation software and other personal productivity software. Revenue from the sale of software such as TaxCut® is recognized when the product is sold to the end user, either through retail, online or other channels. Rebates, slotting fees and other incentives paid in connection with these sales are recorded as a reduction of revenue. Revenue from the sale of TaxWorks® software is deferred and recognized over the period for which upgrades and support are provided to the customer.
Revenue recognition is evaluated separately for each unit in multiple-deliverable arrangements. Sales tax we collect and remit to taxing authorities is recorded net in our consolidated income statements.
ADVERTISING EXPENSE – Advertising costs are primarily expensed as incurred, or the first time the advertisement takes place. Total advertising costs of continuing operations for fiscal years 2009, 2008 and 2007 totaled $249.2 million, $204.8 million and $213.9 million, respectively.
DEFINED CONTRIBUTION PLANS – We have 401(k) defined contribution plans covering all full-time and seasonal employees following the completion of an eligibility period. Contributions of our continuing operations to these plans are discretionary and totaled $26.7 million, $27.3 million and $23.3 million for fiscal years 2009, 2008 and 2007, respectively.
FOREIGN CURRENCY TRANSLATION – Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Revenues and expenses of our foreign operations are translated at the average exchanges rates in effect during the fiscal year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders’ equity.
COMPREHENSIVE INCOME – Our comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and the change in net unrealized gains or losses on AFS marketable securities. Included in stockholders’ equity at April 30, 2009 and 2008, the net unrealized holding gain on AFS securities was $(1.5) million and $5.5 million, respectively, and the foreign currency translation adjustment was $13.1 million and $(3.0) million, respectively. Translation adjustments recorded in fiscal year 2009 totaled $10.1 million, and are net of income taxes of $4.1 million.
NEW ACCOUNTING STANDARDS – In June 2008, FASB Staff Position on EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP 03-6-1) was issued. FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the process of allocating earnings for purposes of computing earnings per share. This guidance is effective for financial statements issued for fiscal years and the related interim periods beginning after December 15, 2008. Early application is not permitted. The provisions of FSP 03-6-1 are effective for the first quarter of our fiscal year 2010. We do not expect the adoption of FSP 03-6-1 will have a material effect on our consolidated financial statements.
In December 2007, Statement of Financial Accounting Standards No. 141(R), “Business Combinations,” (SFAS 141R) and Statement of Financial Accounting Standards No. 160, “Non-Controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (SFAS 160) were issued. These standards will require an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction, including non-controlling interests, at the acquisition date fair value with limited exceptions. SFAS 141R will further require acquisition-related expenses to be expensed and will generally require contingent consideration be recorded as a liability at the time of acquisition. Under SFAS 141R, subsequent changes to deferred tax valuation allowances relating to acquired businesses and acquired liabilities for uncertain tax positions will no longer be applied to goodwill but will instead be typically recognized as an adjustment to income tax expense. The provisions of these standards are effective as of the beginning of our fiscal year 2010. We do not expect the adoption of SFAS 141R and SFAS 160 will have a material effect on our consolidated financial statements.
As discussed in note 15, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) as of May 1, 2008, and FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2) as of April 30, 2009.

NOTE 2: BUSINESS COMBINATIONS AND DISPOSALS
Effective November 3, 2008, we acquired the assets and franchise rights of our last major independent franchise operator for an aggregate purchase price of $279.2 million. Results related to the acquired business have been included in our consolidated financial statements since November 3, 2008. Pro forma results of operations have not been presented as the effects of this acquisition were not material to our results. Goodwill recognized on this

50   H&R BLOCK 2009 Form 10K

transaction is included in the Tax Services segment and is deductible for tax purposes. The allocation of the purchase price to assets acquired and liabilities assumed has been completed and is as follows:

(dollars in 000s)

Asset Acquired	Estimated Life	Fair Value at Acquisition

Property and equipment	various	$6,169
Goodwill	N/A	18,111
Reacquired franchise rights	52 years	229,438
Sub-franchise agreements	15 years	19,201
Customer relationships	5 years	5,691
Noncompete agreements	3 years	756
Other assets	N/A	830
Liabilities	N/A	(954)

Weighted-average life of intangible assets	48 years	$279,242

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
During fiscal years 2009, 2008 and 2007, we made other acquisitions, which were accounted for as purchases with cash payments totaling $12.6 million, $21.4 million and $32.8 million, respectively. Operating results of the acquired businesses, which are not material, are included in the consolidated income statements since the date of acquisition. During fiscal years 2009, 2008 and 2007 we also paid $1.9 million, $3.6 million and $5.4 million, respectively, for contingent payments on prior acquisitions.
We periodically acquire the businesses of franchisees and account for the transaction as a business combination. We also periodically sell company-operated offices to franchisees and record a gain if the sale qualifies as a divestiture for accounting purposes and upon determination that collection of the sales proceeds is reasonably assured. Gains are reported in operating income because the transactions are considered a recurring part of our business. During fiscal year 2009, we sold certain offices to existing franchisees for cash proceeds of $16.9 million, and recorded gains on these sales of $14.9 million.

NOTE 3: EARNINGS PER SHARE
Basic earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations of basic and diluted earnings per share from continuing operations are as follows:

	(in 000s, except per share amounts)

Year Ended April 30,	2009	2008	2007

Net income from continuing operations	$513,055	$445,947	$369,460

Basic weighted-average common shares	332,787	324,810	322,688
Dilutive potential shares from stock options and nonvested stock	1,750	2,656	3,464
Convertible preferred stock	2	2	2

Dilutive weighted-average common shares	334,539	327,468	326,154

Earnings per share from continuing operations:
Basic	$1.54	$1.37	$1.14
Diluted	1.53	1.36	1.13

Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 15.7 million, 18.2 million and 16.8 million shares of stock for fiscal years 2009, 2008 and 2007, respectively, as the effect would be antidilutive.

H&R BLOCK 2009 Form 10K  51

NOTE 4: MARKETABLE SECURITIES AVAILABLE-FOR-SALE
The amortized cost and fair value of securities classified as available-for-sale held at April 30, 2009 and 2008 are summarized below:

(in 000s)

April 30,	2009				2008

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses(1)	Value	Cost	Gains	Losses(1)	Value

Mortgage-backed securities	$27,466	$25	$(698)	$26,793	$30,809	$10	$(1,418)	$29,401
Municipal bonds	9,560	491	(4)	10,047	9,449	233	–	9,682
Trust preferred security	3,454	–	(3,162)	292	3,500	–	(691)	2,809
Residual interests in securitizations	166	5,627	–	5,793	4,289	10,170	–	14,459
Common stock	–	–	–	–	3,359	586	(113)	3,832

	$40,646	$6,143	$(3,864)	$42,925	$51,406	$10,999	$(2,222)	$60,183

(1)	At April 30, 2009, investments with a cost of $30.3 million and gross unrealized losses of $3.9 million had been in continuous loss position for more than twelve months. At April 30, 2008, investments in common stock with a cost of approximately $33 thousand and gross unrealized losses of $3 thousand had been in continuous loss position for more than twelve months.

Proceeds from the sales of AFS securities were $8.3 million, $13.9 million and $3.5 million during fiscal years 2009, 2008 and 2007, respectively. Gross realized gains on those sales during fiscal years 2009, 2008 and 2007 were $0.7 million, $0.4 million and $0.3 million, respectively; gross realized losses were $1.3 million, $0.1 million and $0.1 million, respectively. During fiscal years 2009 and 2008, we recorded other-than-temporary impairments of AFS securities totaling $1.5 million and $0.4 million, respectively, due to our inability to hold the investments until potential recovery of market value.
Contractual maturities of AFS debt securities at April 30, 2009, occur at varying dates over the next one to 28 years, and are set forth in the table below.

(in 000s)

	Cost Basis	Fair Value

Maturing in:
One year or less	$1,012	$1,028
Two to five years	4,140	4,411
Five to ten years	4,408	4,608
Beyond	3,454	292

	$13,014	$10,339

HRB Bank is required to maintain a restricted investment in FHLB stock for borrowing availability. The cost of this investment, $6.7 million, represents its redemption value, as these investments do not have a ready market.

NOTE 5: MORTGAGE LOANS HELD FOR INVESTMENT AND RELATED ASSETS
The composition of our mortgage loan portfolio as of April 30, 2009 and 2008 is as follows:

(dollars in 000s)

	2009		2008

April 30,	Amount	% of Total	Amount	% of Total

Adjustable-rate loans	$534,943	65%	$715,919	71%
Fixed-rate loans	286,894	35%	288,721	29%

	821,837	100%	1,004,640	100%
Unamortized deferred fees and costs	7,135		7,062
Less: Allowance for loan losses	(84,073)		(45,401)

	$744,899		$966,301

52   H&R BLOCK 2009 Form 10K

The table below analyzes the composition of our mortgage loans held for investment as of April 30, 2009 and 2008, by reference to their loan-to-value ratios at each date:

(in 000s)

	Current Loan-to-Value Ratio

	<80%	80 – 90%	>90%	Total

At April 30, 2009:
Adjustable-rate loans	$349,035	$170,626	$15,282	$534,943
Fixed-rate loans	180,159	81,147	25,588	286,894

	$529,194	$251,773	$40,870	$821,837

At April 30, 2008:
Adjustable-rate loans	$450,621	$242,425	$22,873	$715,919
Fixed-rate loans	182,883	86,056	19,782	288,721

	$633,504	$328,481	$42,655	$1,004,640

Activity in the allowance for mortgage loans for the years ended April 30, 2009 and 2008 is as follows:

(in 000s)

Year Ended April 30,	2009	2008

Balance at beginning of the year	$45,401	$3,448
Provision	63,897	42,004
Recoveries	54	999
Charge-offs	(25,279)	(1,050)

Balance at end of the year	$84,073	$45,401

The loan loss provision increased significantly during the current year as a result of declining collateral values due to declining residential home prices and increasing delinquencies occurring in our portfolio. Our loan loss reserve as a percent of mortgage loans was 10.23% at April 30, 2009, compared to 4.49% at April 30, 2008. Mortgage loans held for investment include loans originated by SCC and affiliates, which were purchased by HRB Bank. Those loans have experienced higher rates of delinquency than other loans in our portfolio and expose us to a higher risk of potential credit loss. Residential real estate markets are experiencing significant declines in property values and mortgage default rates are increasing. If adverse market trends continue, including trends within our portfolio specifically, we may be required to record additional loan loss provisions, and those losses may be significant.
Information related to our non-performing assets as of April 30, 2009 and 2008 is as follows:

(in 000s)

April 30,	2009	2008

Impaired loans:
60 – 89 days	$21,415	$18,182
90+ days, non-accrual	121,685	73,600
TDR loans, current	60,044	–
TDR loans, non-accrual	100,697	37,159

	$303,841	$128,941

Average impaired loans	$216,391	$46,679
Interest income on impaired loans	$5,964	$1,678
Interest income on impaired loans recognized on a cash basis on non-accrual status	$4,927	$585
Portion of total allowance for loan losses allocated to impaired loans and TDR loans:
Based on collateral value method	$55,134	$16,705
Based on discounted cash flow method	10,139	1,144

	$65,273	$17,849

As of April 30, 2009 and 2008, accrued interest receivable on mortgage loans held for investment totaled $3.5 million and $5.4 million, respectively. At April 30, 2009, HRB Bank had interest-only mortgage loans in its investment portfolio totaling $5.6 million.
Amounts classified as real estate owned as of April 30, 2009 and 2008 totaled $44.5 million and $0.3 million, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The

H&R BLOCK 2009 Form 10K  53

increase over the prior year is primarily due to higher delinquency rates and foreclosures related to our mortgage loan portfolio. Activity related to our real estate owned for fiscal year 2009 is as follows:

(in 000s)

Balance, beginning of the year	$350
Additions	65,171
Sales	(9,072)
Writedowns	(11,916)

Balance, end of the year	$44,533

NOTE 6: PROPERTY AND EQUIPMENT
The components of property and equipment are as follows:

(in 000s)

April 30,	2009	2008

Land and other non-depreciable assets	$5,353	$1,887
Buildings	171,785	170,790
Computers and other equipment	469,066	490,365
Capitalized software	153,771	142,164
Leasehold improvements	187,180	172,572
Construction in process	6,209	6,346

	993,364	984,124
Less: Accumulated depreciation and amortization	(625,075)	(620,460)

	$368,289	$363,664

Property and equipment included above and subject to capital lease arrangements included the following:

(in 000s)

April 30,	2009	2008

Property and equipment under capital lease	$47,913	$47,913
Less accumulated amortization	(25,368)	(17,090)

	$22,545	$30,823

Depreciation and amortization expense of continuing operations for fiscal years 2009, 2008 and 2007 was $96.6 million, $90.1 million and $87.5 million, respectively. Included in depreciation and amortization expense of continuing operations is amortization of capitalized software of $23.4 million, $19.9 million and $15.5 million, respectively.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment for the year ended April 30, 2009, are as follows:

(in 000s)

	April 30,				April 30,
	2008	Additions	Impairment	Other	2009

Tax Services	$431,981	$22,692	$(2,188)	$(4,894)	$447,591
Business Services	399,333	3,306	–	–	402,639

Total	$831,314	$25,998	$(2,188)	$(4,894)	$850,230

Goodwill and other indefinite-life intangible assets were tested for impairment in the fourth quarter of fiscal year 2009. We recorded $2.2 million and $5.7 million in goodwill impairments in our Tax Services segment in fiscal years 2009 and 2008, respectively. The goodwill impairment recorded in fiscal year 2009 was a result of the closure of a previously acquired business. There was no goodwill impairment in our continuing operations during fiscal year 2007. Goodwill of our discontinued operations totaled $174.0 million at April 30, 2008, and is included in assets of discontinued operations held for sale in the consolidated balance sheet at that date, as the business was sold in November 2008. In fiscal year 2007, we recorded $154.9 million in goodwill impairments related to the sale or wind-down of our discontinued mortgage operations.

54   H&R BLOCK 2009 Form 10K

The components of intangible assets are as follows:

(in 000s)

April 30,	2009			2008

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$54,655	$(25,267)	$29,388	$46,479	$(22,007)	$24,472
Noncompete agreements	23,263	(20,941)	2,322	22,966	(19,981)	2,985
Reacquired franchise rights	229,438	(1,838)	227,600	–	–	–
Franchise agreements	19,201	(533)	18,668	–	–	–
Purchased technology	12,500	(4,240)	8,260	12,500	(2,283)	10,217
Trade name	1,025	(217)	808	1,025	(117)	908
Business Services:
Customer relationships	146,040	(111,017)	35,023	143,402	(100,346)	43,056
Noncompete agreements	33,068	(19,908)	13,160	32,303	(17,589)	14,714
Trade name – amortizing	2,600	(2,600)	–	3,290	(3,043)	247
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769

Total intangible assets	$577,427	$(191,429)	$385,998	$317,602	$(170,234)	$147,368

Amortization of intangible assets of continuing operations for the years ended April 30, 2009, 2008 and 2007 was $24.9 million, $23.7 million and $19.9 million, respectively. Estimated amortization of intangible assets for fiscal years 2010, 2011, 2012, 2013 and 2014 is $28.7 million, $26.4 million, $23.5 million, $19.2 million and $15.8 million, respectively.

NOTE 8: CUSTOMER BANKING DEPOSITS
The components of customer banking deposits at April 30, 2009 and 2008 are as follows:

(in 000s)

April 30,	2009		2008

	Outstanding	Interest	Outstanding	Interest
	Balance	Expense	Balance	Expense

Money-market deposits	$144,617	$6,148	$297,320	$31,242
Savings deposits	16,943	270	27,538	877
Checking deposits:
Interest-bearing	1,728	306	140,529	6,093
Non-interest-bearing	196,221	–	162,987	–

	197,949	306	303,516	6,093

IRAs and other time deposits:
Due in one year	83,164		1,686
Due in two years	7,207		4,290
Due in three years	10,442		4,784
Due in four years	5,670		901
Due in five years	3,028		5,656
IRAs	385,868		139,933

	495,379	7,345	157,250	4,666

	$854,888	$14,069	$785,624	$42,878

H&R BLOCK 2009 Form 10K  55

Accrued but unpaid interest on deposits totaled $0.2 million and $0.1 million at April 30, 2009 and 2008, respectively.
Time deposit accounts totaling $6.9 million were in excess of Federal Deposit Insurance Corporation (FDIC) insured limits at April 30, 2009, and mature as follows:

(in 000s)

Three months or less	$1,019
Three to six months	1,760
Six to twelve months	1,719
Over twelve months	2,448

$6,946

NOTE 9: LONG-TERM DEBT
The components of long-term debt are as follows:

(in 000s)

April 30,	2009	2008

Senior Notes, 7.875%, due January 2013	$599,539	$599,414
Senior Notes, 5.125%, due October 2014	398,706	398,471
Acquisition obligations, due from May 2009 to May 2015	30,658	28,398
Capital lease obligations	12,001	12,514
Other obligations	–	273

	1,040,904	1,039,070
Less: Current portion	(8,782)	(7,286)

	$1,032,122	$1,031,784

At April 30, 2009, we maintained $2.0 billion in revolving credit facilities to support commercial paper issuance and for general corporate purposes. These unsecured committed lines of credit (CLOCs), and any outstanding borrowings thereunder, have a maturity date of August 2010, bear interest in a range of LIBOR plus 14 to 45 basis points per annum and an annual facility fee in a range of 6 to 15 basis points per annum, based on our credit ratings. These lines are subject to various affirmative and negative covenants, including (1) a minimum net worth covenant requiring us to maintain at least $650.0 million of net worth on the last day of any fiscal quarter, (2) limits on our indebtedness and (3) a requirement that we reduce the aggregate outstanding principal amount of short-term debt, as defined in the agreement, to $200.0 million or less for a minimum period of thirty consecutive days during the period from March 1 to June 30 of each year (the “Clean-down requirement”). At April 30, 2009, we were in compliance with these covenants and had net worth of $1.4 billion. We had no balance outstanding under the CLOCs at April 30, 2009 or 2008.
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
On January 11, 2008, we issued $600.0 million of 7.875% Senior Notes under our shelf registration. The Senior Notes are due January 15, 2013 and are not redeemable by the bondholders prior to maturity. The net proceeds of this transaction were used to repay a $500.0 million facility, with the remaining proceeds used for working capital and general corporate purposes. As of April 30, 2009, we had $250.0 million remaining under our shelf registration for additional debt issuances.
On October 26, 2004, we issued $400.0 million of 5.125% Senior Notes under a shelf registration statement. The Senior Notes are due October 30, 2014 and are not redeemable by the bondholders prior to maturity. The net proceeds of this transaction were used to repay $250.0 million in 6 3/4% Senior Notes that were due in November 2004. The remaining proceeds were used for working capital, capital expenditures, repayment of other debt and other general corporate purposes.
We had obligations related to various acquisitions of $30.7 million and $28.4 million at April 30, 2009 and 2008, respectively, which are due from May 2009 to May 2015.
We have a capitalized lease obligation of $12.0 million at April 30, 2009, that is collateralized by land and buildings. The obligation is due in 12 years.
We entered into a committed line of credit agreement with HSBC Finance Corporation effective January 14, 2009 for use as a funding source for the purchase of RAL participations. This line provided funding totaling $2.5 billion

56   H&R BLOCK 2009 Form 10K

through March 30, 2009 and $120.0 million thereafter through June 30, 2009. All borrowings on this facility were repaid as of April 30, 2009 and the facility is now closed.
The aggregate payments required to retire long-term debt are $8.8 million, $3.2 million, $20.2 million, $0.7 million, $600.3 million and $407.7 million in fiscal years 2010, 2011, 2012, 2013, 2014 and beyond, respectively.
HRB Bank is a member of the FHLB of Des Moines, which extends credit to member banks based on eligible collateral, which consists primarily of mortgage loans held for investment and certain AFS securities. At April 30, 2009, HRB Bank had FHLB advance capacity of $319.7 million based on eligible pledged collateral of $632.6 million. On April 13, 2009, we borrowed $100.0 million from the FHLB for liquidity purposes, leaving remaining availability of $219.7 million. The maturities and related interest rates related to this borrowing are as follows:

		(dollars in 000s)

	Amount Due	Interest Rate

Fiscal year:
2010	$25,000	1.76%
2011	50,000	1.92%
2012	25,000	2.36%

	$100,000

NOTE 10: OTHER NONCURRENT ASSETS AND LIABILITIES
We have deferred compensation plans that permit certain employees to defer portions of their compensation and accrue income on the deferred amounts. Included in other noncurrent liabilities is $112.6 million and $155.5 million at April 30, 2009 and 2008, respectively, reflecting our obligation under these plans. We may purchase whole-life insurance contracts on certain employee participants to recover distributions made or to be made under the plans. The cash surrender value of the policies and other assets held by the Deferred Compensation Trust is recorded in other noncurrent assets and totaled $104.0 million and $163.1 million at April 30, 2009 and 2008, respectively. These assets are restricted, as they are only available to fund the related liability. The decrease in value of these assets and liabilities is primarily due to current market conditions. Losses on certain invested assets are not deductible for income taxes and therefore had an impact on our income tax rates in the current fiscal year.

NOTE 11: STOCKHOLDERS’ EQUITY
On October 27, 2008, we sold 8.3 million shares of our common stock, without par value, at a price of $17.50 per share in a registered direct offering through subscription agreements with selected institutional investors. We received net proceeds of $141.4 million, after deducting placement agent fees and other offering expenses. The purpose of the equity offering was to ensure we maintained adequate equity levels, as a condition of our CLOCs, during our off-season. Proceeds were used for general corporate purposes.
We are authorized to issue 6.0 million shares of Preferred Stock without par value. At April 30, 2009, we had 5.6 million shares of authorized but unissued Preferred Stock. Of the unissued shares, 0.6 million shares have been designated as Participating Preferred Stock.
On March 8, 1995, our Board of Directors authorized the issuance of a series of 0.5 million shares of non-voting Preferred Stock designated as Convertible Preferred Stock without par value. At April 30, 2009, we had 0.5 million shares of authorized but unissued Convertible Preferred Stock. The holders of the Convertible Preferred Stock are not entitled to receive dividends paid in cash, property or securities and, in the event of any dissolution, liquidation or wind-up of the Company, will share ratably with the holders of Common Stock then outstanding in the assets of the Company after any distribution or payments are made to the holders of Participating Preferred stock or the holders of any other class or series of stock of the Company with preference over the Common Stock.

NOTE 12: STOCK-BASED COMPENSATION
We utilize the fair value method to account for stock-based awards. Stock-based compensation expense of $32.6 million, $50.4 million and $50.5 million was recorded in fiscal years 2009, 2008 and 2007, respectively. The related tax benefits of $12.2 million, $17.3 million and $17.9 million are included in our results for fiscal years 2009, 2008 and 2007, respectively. Stock-based compensation expense of our continuing operations totaled $26.6 million, $40.4 million and $37.0 million in fiscal years 2009, 2008 and 2007, respectively.
Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R) requires excess tax benefits from stock-based compensation to be included as a financing activity in the statements of cash flows. As a result, we classified $8.6 million, $3.2 million and $3.2 million as cash inflows from financing activities rather

H&R BLOCK 2009 Form 10K  57

than as operating activities for fiscal years 2009, 2008 and 2007, respectively. We realized tax benefits of $20.2 million, $12.6 million and $13.3 million in fiscal years 2009, 2008 and 2007, respectively.
We have four stock-based compensation plans which have been approved by our shareholders. As of April 30, 2009, we had 11.5 million shares reserved for future awards under these plans. We issue shares from our treasury stock to satisfy the exercise or release of stock-based awards. We believe we have adequate treasury stock to issue for the exercise or release of stock-based awards.
Our 2003 Long-Term Executive Compensation Plan provides for awards of options (both incentive and nonqualified), nonvested shares, performance nonvested share units and other stock-based awards to employees. These awards entitle the holder to shares or the right to purchase shares of common stock as the award vests, typically over a three-year period with one-third vesting each year. Nonvested shares receive dividends during the vesting period and performance nonvested share units receive cumulative dividends at the end of the vesting period. We measure the fair value of options on the grant date or modification date using the Black-Scholes option valuation model. We measure the fair value of nonvested shares and performance nonvested share units based on the closing price of our common stock on the grant date. Generally, we expense the grant-date fair value, net of estimated forfeitures, over the vesting period on a straight-line basis. Upon adoption of SFAS 123R, awards granted to employees who are of retirement age or reach retirement age at least one year after the grant date, but prior to the end of the service period of the awards, are expensed over the shorter of the two periods. Options are generally granted at a price equal to the fair market value of our common stock on the grant date and have a contractual term of ten years.
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
Our 1989 Stock Option Plan for Outside Directors, which provided for awards of nonqualified options to outside directors, was terminated effective June 11, 2008, except for outstanding awards thereunder. The plan was replaced by the 2008 Deferred Stock Unit Plan for Outside Directors. The number of deferred stock units credited to an outside director’s account pursuant to an award is determined by dividing the dollar amount of the award by the average current market value per share of common stock for the ten consecutive trading dates ending on the date the deferred stock units are granted to the outside directors. Each deferred stock unit granted is vested upon award and the settlement of shares occurs six months after separation of service from the Board of Directors.
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
A summary of options for the year ended April 30, 2009, is as follows:

(in 000s, except per share amounts)

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding, beginning of the year	21,641	$21.04
Granted	5,153	22.79
Exercised	(4,442)	16.26
Forfeited or expired	(5,951)	23.90

Outstanding, end of the year	16,401	21.85	3 years	$4,081

Exercisable, end of the year	10,666	$21.27	2 years	$4,081
Exercisable and expected to vest	16,081	21.83	3 years	4,081

The total intrinsic value of options exercised during fiscal years 2009, 2008 and 2007 was $33.0 milllion, $12.9 million and $11.8 million, respectively. As of April 30, 2009, we had $9.0 million of total unrecognized compensation cost related to these options. The cost is expected to be recognized over a weighted-average period of two years.

58   H&R BLOCK 2009 Form 10K

We utilize the Black-Scholes option valuation model to value our options on the grant date. We typically estimate the expected volatility using our historical stock price data, unless historical volatility is not representative of expected volatility. We also use historical exercise and forfeiture behaviors to estimate the options expected term and our forfeiture rate. The dividend yield is calculated based on the current dividend and the market price of our common stock on the grant date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve in effect on the grant date. Both expected volatility and the risk-free interest rate are based on a period that approximates the expected term.
The following assumptions were used to value options during the periods:

Year Ended April 30,	2009	2008	2007

Options – management and director:
Expected volatility	23.41% - 25.20%	21.92% - 25.74%	21.70% - 29.06%
Expected term	4 years	4-7 years	4-7 years
Dividend yield	2.35% - 3.04%	2.36% - 3.12%	2.15% - 2.62%
Risk-free interest rate	2.54% - 3.26%	2.35% - 5.01%	4.33% - 5.10%
Weighted-average fair value	$3.80	$4.44	$5.15
Options – seasonal:
Expected volatility	25.35%	20.75%	20.05%
Expected term	2 years	2 years	2 years
Dividend yield	2.80%	2.44%	2.26%
Risk-free interest rate	2.54%	4.81%	5.11%
Weighted-average fair value	$2.83	$3.07	$3.17
ESPP options:
Expected volatility	29.13% - 43.82%	29.96% - 31.10%	19.55% - 26.30%
Expected term	0.5 years	0.5 years	0.5 years
Dividend yield	2.67% - 2.78%	2.46% - 3.06%	2.26% - 2.33%
Risk-free interest rate	0.27% - 2.13%	3.32% - 4.98%	5.08% - 5.24%
Weighted-average fair value	$4.38	$3.87	$3.90

A summary of nonvested shares and performance nonvested share units for the year ended April 30, 2009, is as follows:

	(shares in 000s)

		Weighted-Average
		Grant Date
	Shares	Fair Value

Outstanding, beginning of the year	1,727	$23.79
Granted	1,016	22.14
Released	(1,024)	23.83
Forfeited	(262)	22.93

Outstanding, end of the year	1,457	22.73

The total fair value of shares vesting during fiscal years 2009, 2008 and 2007 was $21.1 million, $21.4 million and $24.9 million, respectively. Upon the grant of nonvested shares and performance nonvested share units, unearned compensation cost is recorded as an offset to additional paid-in capital and is amortized as compensation expense over the vesting period. As of April 30, 2009, we had $17.4 million of total unrecognized compensation cost related to these shares. This cost is expected to be recognized over a weighted-average period of two years.

NOTE 13: INCOME TAXES
The components of income from continuing operations upon which domestic and foreign income taxes have been provided are as follows:

(in 000s)

Year Ended April 30,	2009	2008	2007

Domestic	$815,614	$700,162	$600,964
Foreign	23,756	34,909	26,297

	$839,370	$735,071	$627,261

H&R BLOCK 2009 Form 10K  59

The components of income tax expense (benefit) for continuing operations are as follows:

(in 000s)

Year Ended April 30,	2009	2008	2007

Current:
Federal	$243,085	$196,676	$240,688
State	38,418	54,096	35,332
Foreign	1,393	16,901	7,388

	282,896	267,673	283,408

Deferred:
Federal	36,739	48,788	(28,117)
State	6,582	(27,471)	(26)
Foreign	98	134	2,536

	43,419	21,451	(25,607)

Total income taxes for continuing operations	$326,315	$289,124	$257,801

The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income taxes of continuing operations is as follows:

Year Ended April 30,	2009	2008	2007

U.S. statutory tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from:
State income taxes, net of
federal income tax benefit	4.2%	5.0%	3.6%
Permanent differences	1.6%	0.7%	(0.1)%
FIN 48 liabilities	0.5%	2.9%	–%
Net decrease in valuation allowance	(1.2%)	(3.7)%	–%
Other	(1.2%)	(0.6)%	2.6%

Effective tax rate	38.9%	39.3%	41.1%

The significant components of deferred tax assets and liabilities of continuing operations are reflected in the following table:

(in 000s)

April 30,	2009	2008

Gross deferred tax assets:
Accrued expenses	$49,239	$78,618
Allowance for credit losses and related reserves	179,508	154,320
Net operating loss carryovers	5,495	8,771
Other	2,119	2,523
Valuation allowance	(4,773)	–

Current	231,588	244,232

Deferred and stock-based compensation	65,493	88,797
Property and equipment	5,743	34,180
Deferred revenue	39,489	40,339
Basis difference in mortgage-related investment	18,288	40,394
Net operating loss carryovers	27,315	36,829
Accrued expenses	42,291	12,914
Capital loss carryover	145,572	2,300
Other	6,480	2,383
Valuation allowance	(160,642)	(36,929)

Noncurrent	190,029	221,207

	421,617	465,439
Gross deferred tax liabilities:
Prepaid expenses	(5,607)	(6,580)

Current	(5,607)	(6,580)

Intangibles	(105,366)	(78,685)

Noncurrent	(105,366)	(78,685)

Net deferred tax assets	$310,644	$380,174

The deferred tax assets and liabilities reported at April 30, 2008 do not include deferred tax assets totaling $21.4 million and deferred tax liabilities totaling $1.1 million, as these were disclosed on a net basis as assets of discontinued operations held for sale in the prior year. The loss from discontinued operations for fiscal years 2009,

60   H&R BLOCK 2009 Form 10K

2008 and 2007 of $27.4 million, $754.6 million and $803.1 million, respectively are net of tax benefits of $20.3 million, $411.1 million and $421.4 million, respectively. Our effective tax rate for discontinued operations was 42.5% and 35.3% for fiscal years 2009 and 2008, respectively.
During the current year, we recorded a deferred tax asset of $145.6 million, representing the tax effects of the difference between the tax and book basis in the stock of our brokerage business sold to Ameriprise in November 2008. For tax purposes, we incurred a capital loss upon disposition of that business, which generally can only be utilized to the extent we realize capital gains within five years subsequent to the date of the loss. We do not currently expect to be able to realize a tax benefit for substantially all of this loss and, therefore, recorded a valuation allowance of $137.4 million, resulting in a net tax benefit during fiscal year 2009 of approximately $9 million. We have a capital loss carryover of approximately $369 million which will expire if not used to offset future capital gains before December 31, 2013.
Certain of our subsidiaries file stand-alone returns in various states and foreign jurisdictions, and others join in filing consolidated of combined returns in such jurisdictions. At April 30, 2009, we had net operating losses (NOLs) in various states and foreign jurisdictions. The amount of state NOLs vary by taxing jurisdiction. We recorded deferred tax assets of $32.8 million for the tax effects of such losses and a valuation allowance of $19.5 million for the portion of such losses that, more likely than not, will not be realized. If not used, the NOLs will expire in varying amounts during fiscal years 2010 through 2029.
We intend to indefinitely reinvest foreign earnings, therefore, a provision has not been made for income taxes that might be payable upon remittance of such earnings. Determination of the amount of unrecognized deferred tax liability on unremitted foreign earnings is not practicable.
As a result of the initial adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) in fiscal year 2008, we recognized an additional reserve for uncertain tax positions of $9.7 million and a corresponding decrease to retained earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2009 and 2008 is as follows:

(in 000s)

Year Ended April 30,	2009	2008

Balance, beginning of the year	$137,608	$133,263
Additions based on tax positions related to prior years	14,541	26,283
Reductions based on tax positions related to prior years	(6,096)	(16,500)
Additions based on tax positions related to the current year	4,110	17,736
Reductions related to settlements with tax authorities	(18,189)	(18,633)
Expiration of statute of limitations	(5,007)	(5,692)
Foreign currency translation	(2,362)	1,151

Balance, end of the year	$124,605	$137,608

Of the $124.6 million ending gross unrecognized tax benefit balance, $107.0 million if recognized, would impact the effective rate. This difference results from adjusting the gross balances for such items as federal, state and foreign deferred items, interest and deductible taxes. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $15.5 million within the next twelve months due to anticipated settlements of audit issues with various states. This amount is included in accounts payable, accrued expenses and other current liabilities. The remaining amount is classified as long-term and is included in other noncurrent liabilities in the consolidated balance sheet.
Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. The amount of gross interest and penalties accrued on FIN 48 positions during fiscal year 2009 totaled $15.4 million. The total gross interest and penalties accrued as of April 30, 2009 totaled $42.4 million.
We file a consolidated federal income tax return in the U.S. and file tax returns in various state and foreign jurisdictions. The consolidated tax returns for the years 2006 and 2007 are currently under examination by the Internal Revenue Service (IRS). The consolidated tax returns for the years 1999 – 2005 are at the appellate level. Tax years prior to 1999 are closed by statute. Historically, tax returns in various foreign and state jurisdictions are examined and settled upon completion of the examination.

H&R BLOCK 2009 Form 10K  61

NOTE 14:	INTEREST INCOME AND INTEREST EXPENSE
The following table shows the components of interest income and expense of our continuing operations. Operating interest expense is included in cost of other revenues, and interest expense on acquisition debt is included in other income (expense), net on our consolidated statements of operations.

(in 000s)

Year Ended April 30,	2009	2008	2007

Interest income:
Mortgage loans, net	$46,396	$74,895	$53,396
Emerald Advance lines of credit	91,019	45,339	–
Investment securities	4,896	12,143	8,174
Other	12,205	19,181	11,682

	$154,516	$151,558	$73,252

Operating interest expense:
Borrowings	$83,193	$56,482	$43,378
Deposits	14,069	42,878	32,128
FHLB advances	5,113	6,008	836

	102,375	105,368	76,342
Interest expense – acquisition debt	1,653	2,019	46,920

Total interest expense	$104,028	$107,387	$123,262

NOTE 15: FAIR VALUE
On May 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. We elected to defer the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities until fiscal year 2010, as provided for by FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). We adopted FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2), which provides guidance on determining other-than-temporary impairments for debt securities, as of April 30, 2009. The adoption of these pronouncements did not have a material impact on our consolidated results of operations or financial position.
FAIR VALUE HIERARCHY – SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels, considering the relative reliability of the inputs, as follows:

▪	Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
▪	Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.
▪	Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect our own estimates of assumptions that market participants would use in pricing the asset or liability.
ESTIMATION OF FAIR VALUE – The following is a description of the valuation methodologies used for assets and liabilities measured at fair value and the general classification of these instruments pursuant to the fair value hierarchy.

▪	Available-for-sale securities – Available-for-sale securities are carried at fair value on a recurring basis. When available, fair value is based on quoted prices in an active market and as such, would be classified as Level 1. If quoted market prices are not available, fair values are estimated using quoted prices of securities with similar characteristics, discounted cash flows or other pricing models. Available-for-sale securities that we classify as Level 2 include certain agency and non-agency mortgage-backed securities, U.S. states and political subdivisions debt securities and other debt and equity securities.
▪	Residual interests in securitizations – Determination of the fair value of residual interests in securitizations requires the use of unobservable inputs. We value these securities using a discounted cash flow approach that incorporates expectations of prepayment speeds and expectations of delinquencies and losses. Risk-adjusted discount rates are based on quotes from third-party sources. These assets are classified as Level 3.
▪	Impaired mortgage loans held for investment – The fair value of impaired mortgage loans held for investment are generally based on the lower of (1) the amortized cost adjusted for charge-offs, net of allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans

62   H&R BLOCK 2009 Form 10K

or (2) the appraised value of the underlying collateral less estimated selling costs. These loans are classified as Level 3.
ASSETS AND LIABILITIES MEASURED AT FAIR VALUE – The following table presents for each hierarchy level the financial assets of our continuing operations that are measured at fair value on both a recurring and non-recurring basis at April 30, 2009:

(dollars in 000s)

	Total	Level 1	Level 2	Level 3

Recurring:
Available-for-sale securities	$43,863	$–	$43,863	$–
Residual interests in securitizations	5,793	–	–	5,793
Non-recurring:
Impaired mortgage loans held for investment	238,568	–	–	238,568

	$288,224	$–	$43,863	$244,361

As a percentage of total assets	5.4%	–%	0.8%	4.6%

The following table presents changes in residual interests in securitizations, our only Level 3 financial assets measured at fair value on a recurring basis, at April 30, 2009:

(in 000s)

Fair value, beginning of period	$16,678
Losses:
Included in earnings	(5,830)
Included in other comprehensive income (loss)	(1,707)
Cash received	(3,348)

Fair value, end of period	$5,793

Available-for-sale securities and residual interests in securitizations are included in other assets on our consolidated balance sheets. Losses included in earnings are reported in results from operations, except for losses from residual interests in securitizations which are reported in other non-operating income (expense) of our continuing operations.
The following methods were used to determine the fair values of our other financial instruments:

▪	Cash equivalents, accounts receivable, demand deposits, accounts payable, accrued liabilities and the current portion of long-term debt – The carrying values reported in the balance sheet for these items approximate fair market value due to the relative short-term nature of the respective instruments.
▪	Mortgage loans held for investment – The fair value of mortgage loans held for investment is generally determined using a pricing model based on current market information obtained from origination data, and bids received from time to time. The fair value of certain impaired loans held for investment is primarily based on the appraised value of the underlying collateral less estimated selling costs.
▪	IRAs and other time deposits – The fair value is calculated based on the discounted value of contractual cash flows.
▪	Long-term debt – The fair value of borrowings is based on rates currently available to us for obligations with similar terms and maturities, including current market rates on our Senior Notes.
The carrying amounts and estimated fair values of our financial instruments at April 30, 2009 are as follows:

(in 000s)

	Carrying	Estimated
	Amount	Fair Value

Mortgage loans held for investment	$744,899	$568,920
IRAs and other time deposits	495,379	494,795
Long-term debt	1,040,904	1,000,483

FAIR VALUE OPTION – We adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) on May 1, 2008. SFAS 159 permits an instrument by instrument irrevocable election to account for selected financial assets and financial liabilities at fair value. We did not elect to apply the fair value option to any eligible financial assets or financial liabilities on May 1, 2008 or during the fiscal year ended April 30, 2009. Subsequent to the initial adoption, we may elect to account for selected financial assets and financial liabilities at fair value. Such an election could be made at the time an eligible financial asset, financial liability or firm commitment is recognized or when certain specified reconsideration events occur.

H&R BLOCK 2009 Form 10K  63

NOTE 16: REGULATORY REQUIREMENTS
BANKING – HRB Bank and the Company are subject to various regulatory requirements, including capital guidelines for HRB Bank, administered by federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HRB Bank and our consolidated financial statements. All savings associations are subject to the capital adequacy guidelines and the regulatory framework for prompt corrective action. HRB Bank must meet specific capital guidelines that involve quantitative measures of HRB Bank’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. HRB Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. HRB Bank files its regulatory Thrift Financial Report (TFR) on a calendar quarter basis.
Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital, as set forth in the table below. In addition to these minimum ratio requirements, HRB Bank is required to continually maintain a 12.0% minimum leverage ratio as a condition of its charter-approval order through fiscal year 2009. This condition was extended through fiscal year 2012 as a result of a Supervisory Directive issued on May 29, 2007. As of April 30, 2009, HRB Bank’s leverage ratio was 12.4%.
As of March 31, 2009, our most recent TFR filing with the Office of Thrift Supervision (OTS), HRB Bank was a “well capitalized” institution under the prompt corrective action provisions of the FDIC. The five capital categories are: (1) “well capitalized” (total risk-based capital ratio of 10%, Tier 1 Risk-based capital ratio of 6% and leverage ratio of 5%); (2) “adequately capitalized;” (3) “undercapitalized;” (4) “significantly undercapitalized;” and (5) “critically undercapitalized.” There are no conditions or events since March 31, 2009 that management believes have changed HRB Bank’s category.
The following table sets forth HRB Bank’s regulatory capital requirements at March 31, 2009, as calculated in the most recently filed TFR:

(dollars in 000s)

					To Be Well Capitalized
					Prompt Corrective
	Actual		For Capital Adequacy Under Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio (1)	$182,459	28.4%	$51,320	8.0%	$64,150	10.0%
Tier 1 risk-based capital ratio (2)	$175,159	27.3%	N/A	N/A	$38,490	6.0%
Tier 1 capital ratio (leverage) (3)	$175,159	13.7%	$153,752	12.0%	$64,063	5.0%
Tangible equity ratio (4)	$175,159	13.7%	$19,219	1.5%	N/A	N/A

(1)	Total risk-based capital divided by risk-weighted assets.
(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.
(3)	Tier 1 (core) capital divided by adjusted total assets.
(4)	Tangible capital divided by tangible assets.
Block Financial LLC (BFC) made additional capital contributions to HRB Bank of $245.0 million during fiscal year 2009. These contributions were provided for HRB Bank to meet its capital requirements due to seasonal fluctuations in the size of its balance sheet. Also during fiscal year 2009, we submitted an application to the OTS requesting that HRB Bank be allowed to pay dividends to BFC in an amount that would not exceed the capital necessary to continuously maintain HRB Bank’s required 12.0% leverage ratio. The OTS approved our application on January 12, 2009. HRB Bank paid dividends of $235.0 million to BFC in fiscal year 2009.

NOTE 17: COMMITMENTS AND CONTINGENCIES
We offer guarantees under our POM program to tax clients whereby we will assume the cost of additional tax assessments, up to a cumulative per client limit of $5,000, attributable to tax return preparation error for which we are responsible. We defer all revenues and direct costs associated with these guarantees, recognizing these amounts over the term of the guarantee based on historical and actual payment of claims. The related current asset is included in prepaid expenses and other current assets. The related liability is included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets. The related noncurrent asset and liability are included in other assets and other noncurrent liabilities, respectively, in the consolidated balance

64   H&R BLOCK 2009 Form 10K

sheets. A loss on these POM guarantees would be recognized if the sum of expected costs for services exceeded unearned revenue. The changes in the deferred revenue liability for fiscal years 2009 and 2008 are as follows:

(in 000s)

Year Ended April 30,	2009	2008

Balance, beginning of the year	$140,583	$142,173
Amounts deferred for new guarantees issued	84,429	78,913
Revenue recognized on previous deferrals	(78,205)	(80,503)

Balance, end of the year	$146,807	$140,583

During fiscal year 2009, we entered into an agreement to purchase $45.8 million in media advertising between July 1, 2009 and June 30, 2013. We expect to make payments totaling $11.4 million during each fiscal year through 2013.
We have various contingent purchase price obligations in connection with prior acquisitions. In many cases, contingent payments to be made in connection with these acquisitions are not subject to a stated limit. We estimate the potential payments (undiscounted) total $24.2 million as of April 30, 2009. Our estimate is based on current financial conditions. Should actual results differ materially from our assumptions, the potential payments will differ from the above estimate. Such payments, if and when paid, would typically be recorded as additional purchase price, generally goodwill.
Commitments exist to loan McGladrey & Pullen LLP (M&P) the lower of the value of their accounts receivable, work-in-process and fixed assets or $125.0 million, on a revolving basis through January 31, 2011, subject to certain termination clauses. This revolving facility bears interest at prime rate plus two percent on the outstanding amount. The loan is secured by the accounts receivable, work-in-process and fixed assets of M&P. At April 30, 2009, we had a receivable from M&P totaling $36.4 million related to this commitment.
During fiscal year 2009, we entered into an agreement to advance funds to M&P through April 2018 to fund acquisitions that would be mutually beneficial to both entities. This facility bears interest at prime rate plus two percent on the outstanding amount. Loans are secured by the accounts receivable, work-in-process and fixed assets of M&P and are due fifteen years from the date of each advance. At April 30, 2009, we had a receivable from M&P totaling $23.2 million related to this commitment.
We have contractual commitments to fund certain franchises requesting Franchise Equity Lines of Credit (FELCs). Our total obligation under these lines of credit was $83.1 million at April 30, 2009, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $38.1 million.
We are self-insured for certain risks, including, workers’ compensation, property and casualty, professional liability and claims related to our POM program. These programs maintain various self-insured retentions. In all but POM, commercial insurance is purchased in excess of the self-insured retentions. We accrue estimated losses for self-insured retentions using actuarial models and assumptions based on historical loss experience. The nature of our business may subject us to error and omissions, casualty and professional liability lawsuits. To the extent that we are subject to claims exceeding our insurance coverage, such suits could have a material adverse effect on our financial position, results of operations or liquidity.
We issued three standby letters of credit to servicers paying claims related to our POM, errors and omissions, and property and casualty insurance policies. These letters of credit are for amounts not to exceed $6.7 million in the aggregate. At April 30, 2009, there were no balances outstanding on these letters of credit.
Our self-insured health benefits plan provides medical benefits to employees electing coverage under the plan. We maintain a reserve for incurred but not reported medical claims and claim development. The reserve is an estimate based on historical experience and other assumptions, some of which are subjective. We adjust our self-insured medical benefits reserve as our loss experience changes due to medical inflation, changes in the number of plan participants and an aging employee base.
During fiscal year 2006, we entered into a transaction with the City of Kansas City, Missouri, to provide us with sales and property tax savings on the furniture, fixtures and equipment for our corporate headquarters facility. Under the transaction, the City purchased equipment by issuing $31.0 million in Industrial Revenue Bonds due in December 2015, and leased the furniture, fixtures and equipment to us for an identical term under a capital lease. The City’s bonds were purchased by us. Because the City has assigned the lease to the bond trustee for our benefit as the sole bondholder, we, in effect, control enforcement of the lease against ourselves. As a result of the capital lease treatment, the furniture, fixtures and equipment will remain a component of property, plant and equipment in our consolidated balance sheets. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation. The transaction provides us with property tax exemptions for the leased furniture, fixtures and equipment. As of April 30, 2009, we have purchased $31.0 million in bonds in connection with this arrangement.

H&R BLOCK 2009 Form 10K  65

Substantially all of the operations of our subsidiaries are conducted in leased premises. Most of the operating leases are for periods ranging from three years to five years, with renewal options and provide for fixed monthly rentals. Future minimum operating lease commitments of our continuing operations at April 30, 2009, are as follows:

(in 000s)

2010	$248,712
2011	186,389
2012	128,874
2013	74,714
2014	44,145
2015 and beyond	79,464

$762,298

Rent expense of our continuing operations for fiscal years 2009, 2008 and 2007 totaled $308.1 million, $299.6 million and $284.9 million, respectively.
DISCONTINUED OPERATIONS – SCC maintains recourse with respect to loans previously sold or securitized under indemnification of loss provisions relating to breach of representations and warranties made to purchasers or insurers. As a result, SCC may be required to repurchase loans or otherwise indemnify third-parties for losses. These representations and warranties and corresponding repurchase obligations generally are not subject to stated limits or a stated term and, therefore, may continue. SCC has established a liability related to potential losses under these indemnifications and monitors the adequacy of the repurchase liability on an ongoing basis. To the extent that future claim volumes differ from current estimates, or the value of mortgage loans and residential home prices change, future losses may be different than these estimates and those differences may be significant.
At April 30, 2009 and 2008, our loan repurchase liability totaled $206.6 million and $243.1 million, respectively. This liability is included in accounts payable, accrued expenses and other current liabilities on our consolidated balance sheets. During fiscal year 2009, we made payments to third-parties totaling $44.2 million representing loan repurchases or loss indemnifications for various representation and warranties claims.
As described more fully in note 19, we entered into indemnifications in connection with our November 2008 sale of HRBFA and recorded a liability with an estimated fair value of $15.5 million in connection with the sale.
We have recorded a restructuring liability which primarily relates to estimated lease obligations for vacant space resulting from office closings and employee severance costs for our discontinued mortgage businesses. These liabilities are included in accounts payable, accrued expenses and other current liabilities and accrued salaries, wages and payroll taxes on our consolidated balance sheets, respectively. Actual results could differ from these estimates. Changes in our restructuring liability during the year ended April 30, 2009 are as follows:

(in 000s)

	Accrual Balance as of	Cash	Other	Accrual Balance as of
	April 30, 2008	Payments	Adjustments	April 30, 2009

Employee severance costs	$4,807	$(5,068)	$408	$147
Contract termination costs	23,113	(15,594)	(133)	7,386

	$27,920	$(20,662)	$275	$7,533

GENERAL – In the regular course of business, we are subject to routine examinations by federal, state and local taxing authorities. In management’s opinion, the disposition of matters raised by such taxing authorities, if any, would not have a material adverse impact on our consolidated financial statements.
We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Other guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counterparties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the terms of the indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot

66   H&R BLOCK 2009 Form 10K

provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair value of these guarantees and indemnifications is not material as of April 30, 2009.

NOTE 18: LITIGATION AND RELATED CONTINGENCIES
We are party to investigations, legal claims and lawsuits arising out of our business operations. We accrue our best estimate of the probable loss upon resolution of investigations, legal claims and lawsuits, which totaled $11.7 million and $11.5 million at April 30, 2009 and 2008, respectively. With respect to most of the matters described below, we have concluded that a loss is not probable and therefore no liability has been recorded.
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
We have settled all but one of the RAL Cases. The sole remaining RAL Case is a putative class action entitled Sandra J. Basile, et al. v. H&R Block, Inc., et al., April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. In Basile, the court decertified the class in December 2003, and the Pennsylvania appellate court subsequently reversed the trial court’s decertification decision. In September 2006, the Pennsylvania Supreme Court reversed the appellate court’s reversal of the trial court’s decertification decision. In June 2007, the appellate court affirmed its earlier decision to reverse the trial court’s decertification decision. The Pennsylvania Supreme Court has granted our request to review the appellate court ruling. We believe we have meritorious defenses to this case and we intend to defend it vigorously. There can be no assurances, however, as to the outcome of this case or its impact on our financial statements.
PEACE OF MIND LITIGATION – We are defendants in lawsuits regarding our Peace of Mind program (collectively, the “POM Cases”), under which our applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The POM Cases are described below.
Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Case No. 08-CV-591 in the U.S. District Court for the Southern District of Illinois, is a class action case originally filed in the Circuit Court of Madison County, Illinois on January 18, 2002, in which class certification was granted in August 2003. The plaintiffs allege that the sale of POM guarantees constitutes (1) statutory fraud by selling insurance without a license, (2) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (3) a breach of fiduciary duty. The court has certified plaintiff classes consisting of all persons residing in 13 states who from January 1, 1997 to final judgment (1) were charged a separate fee for POM by “H&R Block;” (2) were charged a separate fee for POM by an “H&R Block” entity not licensed to sell insurance; or (3) had an unsolicited charge for POM posted to their bills by “H&R Block.” Persons who received the POM guarantee through an H&R Block Premium office were excluded from the plaintiff class. In August 2008, we removed the case from state court in Madison County, Illinois to the U.S. District Court for the Southern District of Illinois. In December 2008, the U.S. District Court remanded the case back to state court. On April 3, 2009, the United States Court of Appeals for the Seventh Circuit reversed the decision to remand the case back to state court, ruling that the case had been properly removed to federal court. The plaintiffs have filed a petition for rehearing of this decision with the Seventh Circuit.
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

H&R BLOCK 2009 Form 10K  67

EXPRESS IRA LITIGATION – On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) entitled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc. et al. The complaint alleged fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and sought equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. In July 2007, the Supreme Court of the State of New York issued a ruling that dismissed all defendants other than HRBFA and the claims of common law fraud. The intermediate appellate court reversed this ruling in January 2009. We believe we have meritorious defenses to the claims in this case and intend to defend this case vigorously, but there are no assurances as to its outcome.
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
In addition to the New York and Mississippi Attorney General actions, a number of civil actions were filed against HRBFA and us concerning the Express IRA product, the first of which was filed on March 15, 2006. Except for two cases pending in state court, all of the civil actions have been consolidated by the panel for Multi-District Litigation into a single action styled In re H&R Block, Inc. Express IRA Marketing Litigation (Case No. 06-1786-MD-RED) in the United States District Court for the Western District of Missouri. The amounts claimed in these cases are substantial. We believe we have meritorious defenses to the claims in these cases and intend to defend these cases vigorously, but there are no assurances as to their outcome.
Although we sold HRBFA effective November 1, 2008, we remain responsible for the Express IRA litigation through an indemnification agreement with Ameriprise. See additional discussion in note 19.
SECURITIES LITIGATION – On April 6, 2007, a putative class action styled In re H&R Block Securities Litigation (Case No. 06-0236-CV-W-ODS) was filed against the Company and certain of its officers in the United States District Court for the Western District of Missouri. The complaint alleged, among other things, deceptive, material and misleading financial statements and failure to prepare financial statements in accordance with generally accepted accounting principles. The complaint sought unspecified damages and equitable relief. The court dismissed the complaint in February 2008, and the plaintiffs appealed the dismissal in March 2008. In addition, plaintiffs in a shareholder derivative action that was consolidated into the securities litigation filed a separate appeal in March 2008, contending that the derivative action was improperly consolidated. The derivative action is Iron Workers Local 16 Pension Fund v. H&R Block, et al., in the United States District Court for the Western District of Missouri, Case No. 06-cv-00466-ODS (instituted on June 8, 2006) and was brought against certain of our directors and officers purportedly on behalf of the Company. The derivative action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste, and unjust enrichment pertaining to (1) our restatement of financial results in fiscal year 2006 due to errors in determining our state effective income tax rate and (2) certain of our products and business activities. We believe we have meritorious defenses to the claims in these cases and intend to defend this litigation vigorously. We currently do not believe that we will incur a material loss with respect to this litigation.
RSM MCGLADREY LITIGATION – RSM McGladrey Business Services, Inc. and certain of its subsidiaries are parties to a class action filed on July 11, 2006 and entitled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations regarding business valuation services provided by RSM EquiCo, Inc., including fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition and seeks unspecified damages, restitution and equitable relief. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. The class consists of all RSM EquiCo U.S. clients who signed platform agreements and for whom RSM EquiCo did not ultimately market their business for sale. RSM EquiCo has filed an appeal of this certification ruling and intends to defend this case vigorously. The amount claimed in this action is substantial and could have a material adverse impact on our consolidated results of operations. There can be no assurance regarding the outcome of this matter.
RSM McGladrey, Inc. (RSM) has a relationship with certain public accounting firms (collectively, “the Attest Firms”) pursuant to which (1) some RSM employees are also partners or employees of the Attest Firms, (2) many clients of the Attest Firms are also RSM clients, and (3) our RSM McGladrey brand is closely linked to the Attest Firms. The Attest Firms are parties to claims and lawsuits (collectively, “Attest Firm Claims”) arising in the normal course of business. Judgments or settlements arising from Attest Firm Claims exceeding the Attest Firms’

68   H&R BLOCK 2009 Form 10K

insurance coverage could have a direct adverse effect on Attest Firm operations and could impair RSM’s ability to attract and retain clients and quality professionals. For example, accounting and auditing firms (including one of the Attest Firms) have become subject to claims based on losses their clients suffered from investments in investment funds managed by third-parties. Although RSM may not have a direct liability for significant Attest Firm Claims, such Attest Firm Claims could have a material adverse effect on RSM’s operations and impair the value of our investment in RSM. There is no assurance regarding the outcome of the Attest Firm Claims.
LITIGATION AND CLAIMS PERTAINING TO DISCONTINUED MORTGAGE OPERATIONS – Although mortgage loan origination activities were terminated and the loan servicing business was sold during fiscal year 2008, SCC remains subject to investigations, claims and lawsuits pertaining to its loan origination and servicing activities that occurred prior to such termination and sale. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, municipalities, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these investigations, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, public nuisance, fraud, and violations of the Truth in Lending Act, Equal Credit Opportunity Act and the Fair Housing Act. In the current non-prime mortgage environment, the number of these investigations, claims and lawsuits has increased over historical experience and is likely to continue at increased levels. The amounts claimed in these investigations, claims and lawsuits are substantial in some instances, and the ultimate resulting liability is difficult to predict. In the event of unfavorable outcomes, the amounts SCC may be required to pay in the discharge of liabilities or settlements could be substantial and, because SCC’s operating results are included in our consolidated financial statements, could have a material adverse impact on our consolidated results of operations.
On June 3, 2008, the Massachusetts Attorney General filed a lawsuit in the Superior Court of Suffolk County, Massachusetts (Case No. 08-2474-BLS) entitled Commonwealth of Massachusetts v. H&R Block, Inc., et al., alleging unfair, deceptive and discriminatory origination and servicing of mortgage loans and seeking equitable relief, disgorgement of profits, restitution and statutory penalties. In November 2008, the court granted a preliminary injunction limiting the ability of the owner of SCC’s former loan servicing business to initiate or advance foreclosure actions against certain loans originated by SCC or its subsidiaries without (1) advance notice to the Massachusetts Attorney General and (2) if the Attorney General objects to foreclosure, approval by the court. The preliminary injunction generally applies to loans meeting all of the following four characteristics: (1) adjustable rate mortgages with an introductory period of three years or less; (2) the borrower has a debt-to-income ratio generally exceeding 50 percent; (3) an introductory interest rate at least 2 percent lower than the fully indexed rate (unless the debt-to-income ratio is 55% or greater); and (4) loan-to-value ratio of 97 percent or certain prepayment penalties. We have appealed this preliminary injunction. We believe the claims in this case are without merit, and we intend to defend this case vigorously, but there are no assurances as to its outcome.
SCC also remains subject to potential claims for indemnification and loan repurchases pertaining to loans previously sold. In the current non-prime mortgage environment, it is likely that the frequency of repurchase and indemnification claims may increase over historical experience and give rise to additional litigation. In some instances, H&R Block, Inc. was required to guarantee SCC’s obligations. The amounts involved in these potential claims may be substantial, and the ultimate resulting liability is difficult to predict. Because SCC’s operating results are included in our consolidated financial statements, the amounts SCC may be required to pay in the discharge or settlement of these claims in the event of unfavorable outcomes could have a material adverse impact on our consolidated results of operations.
OTHER CLAIMS AND LITIGATION – We are from time to time party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. Some of these investigations, claims and lawsuits pertain to RALs, the electronic filing of customers’ income tax returns, the POM guarantee program, wage and hour claims and investment products. We believe we have meritorious defenses to each of these claims, and we are defending or intend to defend them vigorously. The amounts claimed in these claims and lawsuits are substantial in some instances, however the ultimate liability with respect to such litigation and claims is difficult to predict. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could be material.
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

H&R BLOCK 2009 Form 10K  69

amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material adverse effect on our consolidated operating results, financial position or cash flows.

NOTE 19:	DISCONTINUED OPERATIONS
Effective November 1, 2008, we sold HRB Financial Corporation, including our securities brokerage business formerly conducted through HRBFA, to Ameriprise. As a result of this transaction, we received cash proceeds, net of selling costs, of $304.0 million, plus repayment of net intercompany liabilities of $46.6 million. The carrying value of our investment in this business at the date of disposition was $293.7 million, which included $174.0 million of goodwill from our initial acquisition of HRB Financial Corporation. We deferred recognition of a portion of the sale proceeds totaling $7.0 million, which represents the estimated value of an ongoing collaboration arrangement with our Tax Services businesses.
In connection with the sale, we indemnified Ameriprise against certain losses relating to pre-acquisition contingencies, including matters involving compliance with the Employment Retirement Income Security Act of 1974 (ERISA) and the Fair Labor Standards Act, tax matters and certain pending litigation. Certain indemnities are subject to a maximum aggregate payment of $31.5 million, while other indemnities are not subject to any stated limit. The indemnities are not subject to a stated term. FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires that we recognize a liability for the estimated fair value of guarantee and indemnification obligations at the inception of the arrangement. We estimated an aggregate fair value of $15.5 million relating to the Ameriprise indemnifications and recorded a liability in that amount as of the date of sale. Subsequent changes in this liability will be determined in accordance with SFAS 5 and recorded in discontinued operations.
The transaction resulted in a capital loss for income tax purposes and, with the exception of benefits of approximately $9 million recorded during fiscal year 2009, is not currently expected to result in a tax benefit. Net of selling expenses, deferrals and indemnification liabilities, we recorded a loss during fiscal year 2009 in connection with the disposition of this business totaling $12.2 million.
At April 30, 2009, HRBFA had $10.0 million invested in the Reserve Primary Fund (Reserve Fund), a money market fund. The Reserve Fund is currently in orderly liquidation under the supervision of the Securities and Exchange Commission (SEC) and its net asset value has fallen below its stated value of $1.00 per share. The most recent net asset values communicated by the Reserve Fund were $0.97 per share as of June 1, 2009. However, the Reserve Fund has indicated that it has established a “special reserve” for contingent damages and defense costs relating to pending litigation and, accordingly, fund distributions are currently being made at $0.917 per share. This asset was sold to Ameriprise in connection with the sale of HRBFA at a contractually agreed to value of $0.92 per share. Although this investment is no longer reported in our balance sheet we are subject to contingent gains or losses, through post-closing purchase price adjustments, to the extent ultimate redemptions from the Reserve Fund are greater or less than $0.92 per share. Assuming HRBFA recovered its invested principal in full, we would recognize a gain at that time of approximately $8 million. Assuming HRBFA received no further distributions from the Reserve Fund, we would ultimately record additional losses of approximately $2 million.
As of April 30, 2009, the results of operations of HRBFA and its direct corporate parent are presented as discontinued operations in the consolidated financial statements. All periods presented have been retrospectively adjusted to reflect our discontinued operations.
Overhead costs which would have previously been allocated to discontinued businesses totaled $4.6 million, $14.7 million and $24.5 million for fiscal years 2009, 2008 and 2007, respectively. These amounts are included in continuing operations. Prior year amounts include overhead allocations which were previously allocated to our discontinued mortgage operations.
The financial results of discontinued operations are as follows:

			(in 000s)

Year Ended April 30,	2009	2008	2007

Net revenue	$129,863	$(105,964)	$385,486

Pretax loss from operations	$(37,015)	$(1,120,216)	$(873,593)
Goodwill impairment	–	–	(157,511)
Loss on sale and estimated impairments	(10,626)	(45,510)	(193,367)

Pretax loss	(47,641)	(1,165,726)	(1,224,471)
Income tax benefit	(20,259)	(411,132)	(421,358)

Net loss from discontinued operations	$(27,382)	$(754,594)	$(803,113)

70   H&R BLOCK 2009 Form 10K

During fiscal year 2008, we exited the mortgage business operated through a subsidiary and sold the related loan servicing business. Our discontinued operations include pretax losses related to our mortgage business of $17.0 million for fiscal year 2009, compared to $1.2 billion in each of the fiscal years 2008 and 2007.

NOTE 20: SEGMENT INFORMATION
Management has determined the reportable segments identified below according to types of services offered and the manner in which operational decisions are made. Operating results of our reportable segments are all seasonal.
TAX SERVICES – This segment is primarily engaged in providing tax return preparation and related services and products in the U.S., Canada and Australia. Segment revenues include fees earned for tax-related services performed at company-owned tax offices, royalties from franchise offices, sales of tax preparation and other software, fees from online tax preparation and RAL participations. This segment includes the Company’s tax preparation software, TaxCut® from H&R Block as well as software designed for small to mid-sized CPA firms who file tax returns for individuals and businesses. This segment also offers online do-it-yourself tax preparation and online tax advice to the general public through various websites.
Our international operations contributed $160.7 million, $170.2 million and $131.8 million in revenues for fiscal years 2009, 2008 and 2007, respectively, and $31.6 million, $32.1 million and $20.1 million of pretax income, respectively.
BUSINESS SERVICES – This segment offers accounting, tax and business consulting services, wealth management, and capital markets services to middle-market companies in offices located throughout the U.S.
CONSUMER FINANCIAL SERVICES – This segment is engaged in providing retail banking offerings to our Tax Services clients through HRB Bank. HRB Bank offers traditional banking services including checking and savings accounts, lines of credit, individual retirement accounts, certificates of deposit and prepaid debit card accounts. HRB Bank operates through a single stand-alone branch office. HRB Bank offers the H&R Block Prepaid Emerald MasterCard® and Emerald Advance lines of credit through our Tax Services segment. HRB Bank also historically purchased loans from former affiliates, in addition to prime loan purchases from third-parties. During fiscal year 2008, HRB Bank stopped purchasing loans and currently does not intend to purchase mortgage loans from third-parties. This segment previously included HRBFA, which has been presented as a discontinued operation in our consolidated financial statements.
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
IDENTIFIABLE ASSETS – Identifiable assets are those assets, including goodwill and intangible assets, associated with each reportable segment. The remaining assets are classified as Corporate assets, which consist primarily of cash, marketable securities and equipment. The carrying value of assets held outside the U.S. totaled $126.8 million, $124.8 million and $120.9 million at April 30, 2009, 2008 and 2007, respectively.

H&R BLOCK 2009 Form 10K  71

Information concerning the Company’s operations by reportable segment is as follows:

			(in 000s)

Year Ended April 30,	2009	2008	2007

REVENUES:
Tax Services	$3,033,123	$2,988,617	$2,685,858
Business Services	897,809	941,686	932,361
Consumer Financial Services	141,801	142,706	77,178
Corporate	10,844	13,621	14,965

	$4,083,577	$4,086,630	$3,710,362

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES:
Tax Services	$893,805	$785,839	$705,171
Business Services	96,097	88,797	57,661
Consumer Financial Services	(14,508)	11,484	23,086
Corporate	(136,024)	(151,049)	(158,657)

	$839,370	$735,071	$627,261

DEPRECIATION AND AMORTIZATION:
Tax Services	$78,729	$76,828	$68,369
Business Services	36,748	36,523	35,046
Consumer Financial Services	686	379	59
Corporate	7,468	5,784	4,005

	$123,631	$119,514	$107,479

CAPITAL EXPENDITURES:
Tax Services	$46,884	$32,712	$41,809
Business Services	21,185	32,918	31,770
Consumer Financial Services	32	17	112
Corporate	29,779	35,907	84,769

	$97,880	$101,554	$158,460

IDENTIFIABLE ASSETS:
Tax Services	$1,351,335	$941,769	$961,415
Business Services	897,250	920,945	941,754
Consumer Financial Services	1,281,618	1,068,436	1,493,090
Corporate	1,829,519	1,704,683	1,273,976
Assets of discontinued operations	–	987,592	2,873,815

	$5,359,722	$5,623,425	$7,544,050

72   H&R BLOCK 2009 Form 10K

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

			(in 000s, except per share amounts)

	Fiscal Year 2009	Apr 30, 2009	Jan 31, 2009	Oct 31, 2008	Jul 31, 2008

Revenues	$4,083,577	$2,466,753	$993,446	$351,469	$271,909

Income (loss) from continuing operations before taxes (benefit)	$839,370	$1,178,054	$101,739	$(227,453)	$(212,970)
Income taxes (benefit)	326,315	470,245	34,909	(94,292)	(84,547)

Net income (loss) from continuing operations	513,055	707,809	66,830	(133,161)	(128,423)
Net loss from discontinued operations	(27,382)	(906)	(19,467)	(2,713)	(4,296)

Net income (loss)	$485,673	$706,903	$47,363	$(135,874)	$(132,719)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$1.54	$2.10	$0.20	$(0.40)	$(0.39)
Net loss from discontinued operations	(0.08)	–	(0.06)	(0.01)	(0.02)

Net income (loss)	$1.46	$2.10	$0.14	$(0.41)	$(0.41)

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$1.53	$2.09	$0.20	$(0.40)	$(0.39)
Net loss from discontinued operations	(0.08)	–	(0.06)	(0.01)	(0.02)

Net income (loss)	$1.45	$2.09	$0.14	$(0.41)	$(0.41)

	Fiscal Year 2008	Apr 30, 2008	Jan 31, 2008	Oct 31, 2007	Jul 31, 2007

Revenues	$4,086,630	$2,541,116	$894,804	$356,692	$294,018

Income (loss) from continuing operations before taxes (benefit)	$735,071	$1,143,977	$416	$(221,823)	$(187,499)
Income taxes (benefit)	289,124	458,017	(6,674)	(86,890)	(75,329)

Net income (loss) from continuing operations	445,947	685,960	7,090	(134,933)	(112,170)
Net loss from discontinued operations	(754,594)	(142,398)	(54,448)	(367,338)	(190,410)

Net income (loss)	$(308,647)	$543,562	$(47,358)	$(502,271)	$(302,580)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$1.37	$2.11	$0.02	$(0.42)	$(0.35)
Net loss from discontinued operations	(2.32)	(0.44)	(0.17)	(1.13)	(0.58)

Net income (loss)	$(0.95)	$1.67	$(0.15)	$(1.55)	$(0.93)

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$1.36	$2.09	$0.02	$(0.42)	$(0.35)
Net loss from discontinued operations	(2.30)	(0.43)	(0.16)	(1.13)	(0.58)

Net income (loss)	$(0.94)	$1.66	$(0.14)	$(1.55)	$(0.93)

Results of discontinued operations for the fourth quarter of fiscal year 2008 included pretax provisions for estimated loan repurchase obligations totaling $202.9 million.
The accumulation of four quarters in fiscal years 2009 and 2008 for earnings per share may not equal the related per share amounts for the years ended April 30, 2009 and 2008 due to the timing of the exercise of stock options and

H&R BLOCK 2009 Form 10K  73

lapse of certain restrictions on nonvested shares and the antidilutive effect of stock options and nonvested shares in the first two quarters.

	Fiscal Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Fiscal year 2009:
Dividends per share	$0.59	$0.15	$0.15	$0.15	$0.14
Stock price range:
High	$27.97	$22.98	$23.27	$27.97	$24.65
Low	14.69	14.69	15.37	15.00	20.40
Fiscal year 2008:
Dividends per share	$0.56	$0.14	$0.14	$0.14	$0.14
Stock price range:
High	$24.02	$22.27	$21.84	$23.00	$24.02
Low	16.89	17.13	16.89	17.96	19.90

NOTE 22: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

CONDENSED CONSOLIDATING INCOME STATEMENTS
(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Total revenues	$–	$251,758	$3,834,880	$(3,061)	$4,083,577

Cost of services	–	46,282	2,250,145	22	2,296,449
Cost of other revenues	–	232,507	67,294	(32)	299,769
Selling, general and administrative	–	66,230	582,812	(552)	648,490

Total expenses	–	345,019	2,900,251	(562)	3,244,708

Operating income (loss)	–	(93,261)	934,629	(2,499)	838,869
Other income (expense), net	839,370	(5,992)	6,461	(839,338)	501

Income (loss) from continuing operations before taxes (benefit)	839,370	(99,253)	941,090	(841,837)	839,370
Income taxes (benefit)	326,315	(40,386)	367,660	(327,274)	326,315

Net income (loss) from continuing operations	513,055	(58,867)	573,430	(514,563)	513,055
Net loss from discontinued operations	(27,382)	(29,176)	–	29,176	(27,382)

Net income (loss)	$485,673	$(88,043)	$573,430	$(485,387)	$485,673

74   H&R BLOCK 2009 Form 10K

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Total revenues	$–	$338,688	$3,755,118	$(7,176)	$4,086,630

Cost of services	–	8,141	2,272,746	(409)	2,280,478
Cost of other revenues	–	222,884	84,831	–	307,715
Selling, general and administrative	–	148,218	639,986	694	788,898

Total expenses	–	379,243	2,997,563	285	3,377,091

Operating income (loss)	–	(40,555)	757,555	(7,461)	709,539
Other income, net	735,071	–	25,532	(735,071)	25,532

Income (loss) from continuing operations before taxes (benefit)	735,071	(40,555)	783,087	(742,532)	735,071
Income taxes (benefit)	289,124	(10,351)	302,873	(292,522)	289,124

Net income (loss) from continuing operations	445,947	(30,204)	480,214	(450,010)	445,947
Net loss from discontinued operations	(754,594)	(752,386)	(6,288)	758,674	(754,594)

Net income (loss)	$(308,647)	$(782,590)	$473,926	$308,664	$(308,647)

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Total revenues	$–	$663,752	$3,060,409	$(13,799)	$3,710,362

Cost of services	–	37,966	2,121,431	(1,559)	2,157,838
Cost of other revenues	–	147,411	25,245	–	172,656
Selling, general and administrative	–	182,848	546,233	(541)	728,540

Total expenses	–	368,225	2,692,909	(2,100)	3,059,034

Operating income	–	295,527	367,500	(11,699)	651,328
Other income (expense), net	627,261	(25,157)	1,090	(627,261)	(24,067)

Income from continuing operations before taxes	627,261	270,370	368,590	(638,960)	627,261
Income taxes	257,801	108,989	153,915	(262,904)	257,801

Net income from continuing operations	369,460	161,381	214,675	(376,056)	369,460
Net loss from discontinued operations	(803,113)	(789,657)	(20,362)	810,019	(803,113)

Net income (loss)	$(433,653)	$(628,276)	$194,313	$433,963	$(433,653)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Cash & cash equivalents	$–	$241,350	$1,419,535	$(6,222)	$1,654,663
Cash & cash equivalents – restricted	–	4,303	47,353	–	51,656
Receivables, net	38	114,442	398,334	–	512,814
Mortgage loans held for investment, net	–	744,899	–	–	744,899
Intangible assets and goodwill, net	–	–	1,236,228	–	1,236,228
Investments in subsidiaries	3,289,435	–	194	(3,289,435)	194
Other assets	–	308,481	850,787	–	1,159,268

Total assets	$3,289,473	$1,413,475	$3,952,431	$(3,295,657)	$5,359,722

Customer deposits	$–	$861,110	$–	$(6,222)	$854,888
Long-term debt	–	998,245	33,877	–	1,032,122
FHLB borrowings	–	100,000	–	–	100,000
Other liabilities	2	130,362	1,836,477	12	1,966,853
Net intercompany advances	1,883,612	(827,453)	(1,056,147)	(12)	–
Stockholders’ equity	1,405,859	151,211	3,138,224	(3,289,435)	1,405,859

Total liabilities and stockholders’ equity	$3,289,473	$1,413,475	$3,952,431	$(3,295,657)	$5,359,722

H&R BLOCK 2009 Form 10K  75

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Cash & cash equivalents	$–	$34,611	$630,933	$(647)	$664,897
Cash & cash equivalents – restricted	–	6,214	817	–	7,031
Receivables, net	139	122,756	411,334	–	534,229
Mortgage loans held for investment, net	–	966,301	–	–	966,301
Intangible assets and goodwill, net	–	–	978,682	–	978,682
Investments in subsidiaries	4,131,345	–	322	(4,131,345)	322
Assets of discontinued operations	–	987,592	–	–	987,592
Other assets	–	514,463	969,896	12	1,484,371

Total assets	$4,131,484	$2,631,937	$2,991,984	$(4,131,980)	$5,623,425

Customer deposits	$–	$786,271	$–	$(647)	$785,624
Long-term debt	–	997,885	33,899	–	1,031,784
FHLB borrowings	–	129,000	–	–	129,000
Liabilities of discontinued operations	–	644,446	–	–	644,446
Other liabilities	2	466,236	1,578,464	51	2,044,753
Net intercompany advances	3,143,664	(632,522)	(2,511,103)	(39)	–
Stockholders’ equity	987,818	240,621	3,890,724	(4,131,345)	987,818

Total liabilities and stockholders’ equity	$4,131,484	$2,631,937	$2,991,984	$(4,131,980)	$5,623,425

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Net cash provided by (used in) operating activities:	$3,835	$(13,225)	$1,033,829	$–	$1,024,439

Cash flows from investing:
Mortgage loans held for investment, net	–	91,329	–	–	91,329
Purchases of property & equipment	–	(43)	(97,837)	–	(97,880)
Payments for business acquisitions	–	–	(293,805)	–	(293,805)
Net intercompany advances	73,820	–	–	(73,820)	–
Investing cash flows of discontinued operations	–	255,066	–	–	255,066
Other, net	–	17,598	33,252	–	50,850

Net cash provided by (used in) investing activities	73,820	363,950	(358,390)	(73,820)	5,560

Cash flows from financing:
Repayments of short-term borrowings	–	(4,762,294)	–	–	(4,762,294)
Proceeds from short-term borrowings	–	4,733,294	–	–	4,733,294
Customer banking deposits, net	–	69,932	–	(5,575)	64,357
Dividends paid	(198,685)	–	–	–	(198,685)
Acquisition of treasury shares	(106,189)	–	–	–	(106,189)
Proceeds from issuance of common stock	141,415	–	–	–	141,415
Proceeds from stock options	71,594	–	–	–	71,594
Net intercompany advances	–	(199,032)	125,212	73,820	–
Financing cash flows of discontinued operations	–	4,783	–	–	4,783
Other, net	14,210	9,331	(12,049)	–	11,492

Net cash provided by (used in) financing activities	(77,655)	(143,986)	113,163	68,245	(40,233)

Net increase in cash	–	206,739	788,602	(5,575)	989,766
Cash – beginning of the year	–	34,611	630,933	(647)	664,897

Cash – end of the year	$–	$241,350	$1,419,535	$(6,222)	$1,654,663

76   H&R BLOCK 2009 Form 10K

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Net cash provided by (used in) operating activities:	$47,521	$(686,591)	$897,830	$–	$258,760

Cash flows from investing:
Mortgage loans held for investment, net	–	207,606	–	–	207,606
Purchases of property & equipment	–	(17)	(101,537)	–	(101,554)
Payments for business acquisitions	–	–	(24,872)	–	(24,872)
Net intercompany advances	112,027	–	–	(112,027)	–
Investing cash flows of discontinued operations	–	1,041,260	3,730	–	1,044,990
Other, net	–	13,410	7,709	–	21,119

Net cash provided by (used in) investing activities	112,027	1,262,259	(114,970)	(112,027)	1,147,289

Cash flows from financing:
Repayments of commercial paper	–	(5,125,279)	–	–	(5,125,279)
Proceeds from commercial paper	–	4,133,197	–	–	4,133,197
Proceeds from issuance of Senior Notes	–	599,376	–	–	599,376
Repayments of other borrowings	–	(9,055,426)	–	–	(9,055,426)
Proceeds from other borrowings	–	8,505,426	–	–	8,505,426
Customer banking deposits, net	–	(344,744)	–	(647)	(345,391)
Dividends paid	(183,628)	–	–	–	(183,628)
Acquisition of treasury shares	(7,280)	–	–	–	(7,280)
Proceeds from stock options	23,322	–	–	–	23,322
Net intercompany advances	–	753,873	(865,900)	112,027	–
Financing cash flows of discontinued operations	–	(63,249)	(1,190)	–	(64,439)
Other, net	8,038	(4,428)	(41,557)	–	(37,947)

Net cash used in financing activities	(159,548)	(601,254)	(908,647)	111,380	(1,558,069)

Net decrease in cash	–	(25,586)	(125,787)	(647)	(152,020)
Cash – beginning of the year	–	60,197	756,720	–	816,917

Cash – end of the year	$–	$34,611	$630,933	$(647)	$664,897

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2007	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block
Net cash provided by (used in) operating activities:	$47,638	$(217,027)	$(387,586)	$–	$(556,975)

Cash flows from investing:
Mortgage loans held for investment, net	–	(954,281)	–	–	(954,281)
Purchases of property & equipment	–	(432)	(158,028)	–	(158,460)
Payments for business acquisitions	–	–	(57,554)	–	(57,554)
Net intercompany advances	276,450	–	–	(276,450)	–
Investing cash flows of discontinued operations	–	26,463	(4,382)	–	22,081
Other, net	–	(5,395)	(4,767)	–	(10,162)

Net cash provided by (used in) investing activities	276,450	(933,645)	(224,731)	(276,450)	(1,158,376)
Cash flows from financing:
Repayments of commercial paper	–	(7,908,668)	(355,893)	–	(8,264,561)
Proceeds from commercial paper	–	8,900,750	355,893	–	9,256,643
Repayments of Senior Notes	–	(500,000)	–	–	(500,000)
Repayments of other borrowings	–	(6,010,432)	–	–	(6,010,432)
Proceeds from other borrowings	–	6,689,432	–	–	6,689,432
Customer banking deposits, net	–	1,129,263	–	–	1,129,263
Dividends paid	(171,966)	–	–	–	(171,966)
Acquisition of treasury shares	(188,802)	–	–	–	(188,802)
Proceeds from stock options	25,703	–	–	–	25,703
Net intercompany advances	–	(1,134,416)	857,966	276,450	–
Financing cash flows of discontinued operations	–	43,203	(277)	–	42,926
Other, net	10,977	–	(28,072)	–	(17,095)

Net cash provided by (used in) financing activities	(324,088)	1,209,132	829,617	276,450	1,991,111

Net increase in cash	–	58,460	217,300	–	275,760
Cash – beginning of the year	–	1,737	539,420	–	541,157

Cash – end of the year	$–	$60,197	$756,720	$–	$816,917

H&R BLOCK 2009 Form 10K  77

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements or reportable events requiring disclosure pursuant to Item 304(b) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES – We have established disclosure controls and procedures (Disclosure Controls) to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.
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
(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of April 30, 2009.
Based on our assessment, management concluded that, as of April 30, 2009, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO.
The Company’s external auditors, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears near the beginning of Item 8.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – During the quarter ended April 30, 2009, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

78   H&R BLOCK 2009 Form 10K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information appearing in our definitive proxy statement, to be filed no later than 120 days after April 30, 2009, is incorporated herein by reference:

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
Information about our executive officers as of May 15, 2009, is as follows:

Name, age	Current position	Business experience since May 1, 2004

Russell P. Smyth, age 52	President and Chief Executive Officer	President and Chief Executive Officer since August 2008; Consultant, equity owner and active board member for several private equity firms and served on the boards of several privately held companies from January 2005 to July 2008; President – McDonald’s Europe from January 2003 to January 2005.

Becky S. Shulman, age 44	Senior Vice President, Chief Financial Officer and Treasurer	Chief Financial Officer since November 2007; Senior Vice President and Treasurer since September 2001.

Jeffrey T. Brown, age 50	Vice President and Corporate Controller	Vice President and Corporate Controller since March 2008; Assistant Vice President and Assistant Controller from August 2005 until March 2008; Director of Corporate Accounting, from September 2002 to August 2005.

Timothy C. Gokey, age 47	President, Retail Tax Services*	President, Retail Tax Services since June 2004; McKinsey & Company from 1986 until June 2004.

Tammy S. Serati, age 50	Senior Vice President, Human Resources	Senior Vice President, Human Resources since December 2002.

*	On May 8, 2009, Mr. Gokey resigned from his positions with all of the Company’s subsidiaries.

ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2009, in the sections entitled “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2009, in the section titled “Equity Compensation Plans” and in the section titled “Information Regarding Security Holders” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2009, in the section titled “Employee Agreements, Change-of-Control and Other Arrangements” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2009, in the section titled “Audit Fees” and is incorporated herein by reference.

H&R BLOCK 2009 Form 10K  79

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Report:

1.	The following financial statements appearing in Item 8: “Consolidated Statements of Operations and Comprehensive Income (Loss),” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Stockholders’ Equity.”
2.	“Financial Statement Schedule II – Valuation and Qualifying Accounts” with the related Reports of Independent Registered Public Accounting Firms. These will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareholders.
3.	Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The following exhibits are required to be filed as exhibits to this Form 10-K:

10.18	2008 Deferred Stock Unit Plan for Outside Directors.
10.35	Administrative Services Agreement dated January 30, 2006, by and among RSM McGladrey, Inc. and McGladrey & Pullen, LLP.
10.36	Amendment Number One, dated June 1, 2008, to the Administrative Services Agreement dated January 30, 2006, by and among RSM McGladrey, Inc. and McGladrey & Pullen, LLP.
10.37	Operations Agreement, dated as of August 2, 1999, by and among McGladrey & Pullen, LLP, MP Active Partners Trust, Mark W. Scalley, Thomas G. Rotherham, RSM McGladrey, Inc., HRB Business Services, Inc., and H&R Block, Inc.
12	Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2009.
21	Subsidiaries of the Company.
23.1	Consent of Deloitte & Touche, Independent Registered Public Accounting Firm.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareholders.

80   H&R BLOCK 2009 Form 10K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

Russell P. Smyth
President and Chief Executive Officer June 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated on June 29, 2009.

Russell P. Smyth	Becky S. Shulman	Jeffrey T. Brown
President, Chief Executive Officer and Director	Senior Vice President, Chief Financial Officer and Treasurer	Vice President and Corporate Controller
(principal executive officer)	(principal financial officer)	(principal accounting officer)

Richard C. Breeden	Robert A. Gerard	David B. Lewis
Director, Chairman of the Board	Director	Director

Thomas M. Bloch	Christianna Wood	Tom D. Seip
Director	Director	Director

Alan M. Bennett	Len J. Lauer	L. Edward Shaw
Director	Director	Director

H&R BLOCK 2009 Form 10K  81

EXHIBIT INDEX

The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

3.1		Amended and Restated Articles of Incorporation of H&R Block, Inc., filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2008, file number 1-6089, is incorporated herein by reference.
3.2		Amended and Restated Bylaws of H&R Block, Inc., as amended and restated as of May 5, 2008, filed as Exhibit 3.1 to the Company’s current report on Form 8-K dated May 5, 2009, file number 1-6089, is incorporated herein by reference.
4.1		Indenture dated as of October 20, 1997, among H&R Block, Inc., Block Financial Corporation and Bankers Trust Company, as Trustee, filed as Exhibit 4(a) to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 1997, file number 1-6089, is incorporated herein by reference.
4.2		First Supplemental Indenture, dated as of April 18, 2000, among H&R Block, Inc., Block Financial Corporation, Bankers Trust Company and the Bank of New York, filed as Exhibit 4(a) to the Company’s current report on Form 8-K dated April 13, 2000, file number 1-6089, is incorporated herein by reference.
4.3		Officer’s Certificate, dated October 26, 2004, in respect of 5.125% Notes due 2014 of Block Financial Corporation, filed as Exhibit 4.1 to the Company’s current report on Form 8-K dated October 21, 2004, file number 1-6089, is incorporated herein by reference.
4.4		Officer’s Certificate, dated January 11, 2008, in respect of 7.875% Notes due 2013 of Block Financial LLC, filed as Exhibit 4.1 to the Company’s current report on Form 8-K dated January 8, 2008, file number 1-6089, is incorporated herein by reference.
4.5		Form of 5.125% Note due 2014 of Block Financial Corporation, filed as Exhibit 4.2 to the Company’s current report on Form 8-K dated October 21, 2004, file number 1-6089, is incorporated herein by reference.
4.6		Form of 7.875% Note due 2013 of Block Financial LLC, filed as Exhibit 4.2 to the Company’s current report on Form 8-K dated January 8, 2008, file number 1-6089, is incorporated herein by reference.
4.7		Form of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(e) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated by reference.
4.8		Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(j) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1998, file number 1-6089, is incorporated by reference.
4.9		Form of Certificate of Designation, Preferences and Rights of Delayed Convertible Preferred Stock of H&R Block, Inc., filed as Exhibit 4(f) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated by reference.
10	.1*	The Company’s 2003 Long-Term Executive Compensation Plan, as amended and restated as of February 1, 2008, filed as Exhibit 10.1 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2008, file number 1-6089, is incorporated herein by reference.
10	.2*	Form of 2003 Long-Term Executive Compensation Plan Award Agreement, filed as Exhibit 10.2 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2007, file number 1-6089, is incorporated by reference.
10	.3*	H&R Block Deferred Compensation Plan for Executives (amended and restated effective December 31, 2008), filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2009, file number 1-6089, is incorporated by reference.
10	.4*	Amendment No. 1 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, effective as of March 12, 2003, filed as Exhibit 10.5 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10	.5*	The H&R Block Executive Performance Plan, filed as Exhibit 10.6 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2006, file number 1-6089, is incorporated herein by reference.
10	.6*	The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended August 1, 2001, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.
10	.7*	The H&R Block, Inc. Executive Survivor Plan (as Amended and Restated) filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-6089, is incorporated herein by reference.
10	.8*	First Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), filed as Exhibit 10.9 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated by reference.
10	.9*	Second Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), effective as of March 12, 2003, filed as Exhibit 10.12 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10	.10*	H&R Block Severance Plan, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2008, file number 1-6089, is incorporated herein by reference.
10	.11*	Employment Agreement dated July 19, 2008 between H&R Block Management LLC and Russell P. Smyth, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2008, file number 1-6089, is incorporated herein by reference.

82   H&R BLOCK 2009 Form 10K

10	.12*	Employment Agreement dated December 3, 2007 between HRB Management, Inc. and Alan M. Bennett, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2008, file number 1-6089, is incorporated herein by reference.
10	.13*	Employment Agreement dated December 2, 2002 between HRB Management, Inc. and Tammy S. Serati, filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended January 31, 2003, file number 1-6089, is incorporated herein by reference.
10	.14*	Employment Agreement dated as of April 1, 2003 between HRB Business Services, Inc. and Steven Tait, filed as Exhibit 10.23 to the annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10	.15*	Separation and Release Agreement dated January 21, 2009 between RSM McGladrey Business Services and Steven Tait, filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended January 31, 2009, file number 1-6089, is incorporated herein by reference.
10	.16*	Employment Agreement dated as of June 28, 2004 between H&R Block Services, Inc. and Timothy C. Gokey, filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended July 31, 2004, file number 1-6089, is incorporated herein by reference.
10	.17*	Form of Indemnification Agreement for directors, filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated December 14, 2005, file number 1-6089, is incorporated herein by reference.
10	.18*	2008 Deferred Stock Unit Plan for Outside Directors.
10.19		HSBC Retail Settlement Products Distribution Agreement dated as of September 23, 2005, among HSBC Bank USA, National Association, HSBC Taxpayer Financial Services Inc., Beneficial Franchise Company Inc., Household Tax Masters Acquisition Corporation, H&R Block Services, Inc., H&R Block Tax Services, Inc., H&R Block Enterprises, Inc., H&R Block Eastern Enterprises, Inc., H&R Block Digital Tax Solutions, LLC, H&R Block Associates, L.P., HRB Royalty, Inc., HSBC Finance Corporation and H&R Block, Inc., filed as Exhibit 10.14 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.**
10.20		HSBC Digital Settlement Products Distribution Agreement dated as of September 23, 2005, among HSBC Bank USA, National Association, HSBC Taxpayer Financial Services Inc., H&R Block Digital Tax Solutions, LLC, and H&R Block Services, Inc., filed as Exhibit 10.15 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.**
10.21		HSBC Program Appendix of Defined Terms and Rules of Construction, filed as Exhibit 10.18 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.**
10.22		Joinder and First Amendment to Program Contracts dated as of November 10, 2006, among HSBC Bank USA, National Association, HSBC Trust Company (Delaware), N.A., HSBC Taxpayer Financial Services Inc., Beneficial Franchise Company Inc., Household Tax Masters Acquisition Corporation, H&R Block Services, Inc., H&R Block Tax Services, Inc., H&R Block Enterprises, Inc., H&R Block Eastern Enterprises, Inc., H&R Block Digital Solutions, LLC,, H&R Block and Associates, L.P., HRB Royalty, Inc., HSBC Finance Corporation, H&R Block, Inc. and Block Financial Corporation, filed as Exhibit 10.25 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.**
10.23		Second Amendment to Program Contracts dated as of November 13, 2006, among HSBC Bank USA, National Association, HSBC Trust Company (Delaware), N.A., HSBC Taxpayer Financial Services, Inc., Beneficial Franchise Company Inc., H&R Block Services, Inc., H&R Block Tax Service, Inc., H&R Block Enterprises, Inc., H&R Block Eastern Enterprises, Inc., H&R Block Digital Solutions,, LLC, H&R Block and Associates, L.P., HRB Royalty, Inc., HSBC Finance Corporation, and H&R Block, Inc., filed as Exhibit 10.26 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.**
10.24		Third Amendment to Program Contracts dated as of December 5, 2008, by and among HSBC Bank USA, HSBC Trust Company (Delaware), N.A., HSBC Taxpayer Financial Services Inc., Beneficial Franchise Company Inc., HRB Tax Group, Inc., H&R Block Tax Services LLC, H&R Block Enterprises LLC, H&R Block Eastern enterprises, Inc., HRB Digital LLC, Block Financial LLC, HRB Innovations, Inc., HSBC Finance Corporation, and H&R Block, Inc., filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2009, file number 1-6089, is incorporated by reference.**
10.25		First Amended and Restated HSBC Refund Anticipation Loan and IMA Participation Agreement Participation Agreement dated as of November 13, 2006 among Block Financial Corporation, HSBC Bank USA, National Association, HSBC Trust Company (Delaware), National Association, and HSBC Taxpayer Financial Services, Inc., filed as Exhibit 10.27 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.**
10.26		First Amended and Restated HSBC Settlements Products Servicing Agreement dated as of November 13, 2006 among Block Financial Corporation, HSBC Bank USA, National Association, HSBC Trust Company (Delaware), National Association, and HSBC Taxpayer Financial Services, Inc., filed as Exhibit 10.28 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.**
10.27		Amended and Restated Five-Year Credit and Guarantee Agreement dated as of August 10, 2005 among Block Financial Corporation, H&R Block, Inc., the lenders party thereto, Bank of America, N.A., HSBC Bank USA, National Association, Royal Bank of Scotland PLC, JPMorgan Chase Bank, N.A., and J.P. Morgan Securities Inc., filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.
10.28		First Amendment dated as of November 28, 2006 to Amended and Restated Five-Year Credit and Guarantee Agreement among Block Financial Corporation, H&R Block, Inc., JP Morgan Chase Bank and various financial institutions, filed as Exhibit 10.31 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.
10.29		Second Amendment dated as of November 19, 2007, to the Amended and Restated Five-Year Credit and Guarantee Agreement dated as of August 10, 2005, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2008, file number 1-6089, is incorporated by reference.

H&R BLOCK 2009 Form 10K  83

10.30	Five-Year Credit and Guarantee Agreement dated as of August 10, 2005 among Block Financial Corporation, H&R Block, Inc., the lenders party thereto, Bank of America, N.A., HSBC Bank USA, National Association, The Royal Bank of Scotland PLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities, Inc., filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.
10.31	First Amendment dated as of November 28, 2006 to Five-Year Credit and Guarantee Agreement among Block Financial Corporation, H&R Block, Inc., JP Morgan Chase Bank and various financial institutions, filed as Exhibit 10.30 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.
10.32	Second Amendment dated as of November 19, 2007, to the Five-Year Credit and Guarantee Agreement dated as of August 10, 2005, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2008, file number 1-6089, is incorporated by reference.
10.33	License Agreement effective August 1, 2007 between H&R Block Services, Inc. and Sears, Roebuck and Co., filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended July 31, 2007, file number 1-6089, is incorporated herein by reference.**
10.34	Advances, Pledge and Security Agreement dated April 17, 2006, between H&R Block Bank and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2007, file number 1-6089, is incorporated by reference.**
10.35	Administrative Services Agreement dated January 30, 2006, by and among RSM McGladrey, Inc. and McGladrey & Pullen, LLP.
10.36	Amendment Number One, dated June 1, 2008, to the Administrative Services Agreement dated January 30, 2006, by and among RSM McGladrey, Inc. and McGladrey & Pullen, LLP.
10.37	Operations Agreement, dated as of August 2, 1999, by and among McGladrey & Pullen, LLP, MP Active Partners Trust, Mark W. Scally, Thomas G. Rotherham, RSM McGladrey, Inc., HRB Business Services, Inc., and H&R Block, Inc.
12	Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2009.
21	Subsidiaries of the Company.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements.

**	Confidential Information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

84   H&R BLOCK 2009 Form 10K

H&R BLOCK, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED APRIL 30, 2009, 2008 AND 2007

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at End
Description	Period	Expenses	Deductions(1)	of Period

Allowance for Doubtful Accounts - deducted from accounts receivable in the balance sheet
2009	$120,155,000	$181,829,000	$173,443,000	$128,541,000

2008	$95,161,000	$174,813,000	$149,819,000	$120,155,000

2007	$61,784,000	$64,066,000	$30,689,000	$95,161,000

Liability related to Mortgage Services restructuring charge
2009	$27,920,000	$–	$20,387,000	$7,533,000

2008	$14,607,000	$76,388,000	$63,075,000	$27,920,000

2007	$7,558,000	$18,740,000	$11,691,000	$14,607,000

(1)	Deductions from the Allowance for Doubtful Accounts reflect recoveries and charge-offs.
  Deductions from the restructuring charge liability represent payments made.