Form 10-Q
period 2009-07-31
H&R BLOCK INC
filed 2009-09-04
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes   √ Ö    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   √ Ö    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer √ Ö	Accelerated filer	Non-accelerated filer	Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes          No   √ Ö

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on August 31, 2009 was 335,306,120 shares.

Form 10-Q for the Period Ended July 31, 2009

		Page

PART I	Financial Information

Item 1.	Condensed Consolidated Balance Sheets July 31, 2009 and April 30, 2009	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Three Months Ended July 31, 2009 and 2008	2

	Condensed Consolidated Statements of Cash Flows Three Months Ended July 31, 2009 and 2008	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II	Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	27

SIGNATURES		28

EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in 000s, except share and per share amounts)

	July 31, 2009	April 30, 2009

	(Unaudited)

ASSETS
Cash and cash equivalents	$1,006,303	$1,654,663
Cash and cash equivalents – restricted	46,639	51,656
Receivables, less allowance for doubtful accounts of $129,433 and $128,541	379,177	512,814
Prepaid expenses and other current assets	396,027	351,947

Total current assets	1,828,146	2,571,080
Mortgage loans held for investment, less allowance for loan losses of $91,691 and $84,073	707,712	744,899
Property and equipment, at cost, less accumulated depreciation and amortization of $643,978 and $625,075	359,408	368,289
Intangible assets, net	379,622	385,998
Goodwill	852,018	850,230
Other assets	418,856	439,226

Total assets	$4,545,762	$5,359,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Customer banking deposits	$712,008	$854,888
Accounts payable, accrued expenses and other current liabilities	648,470	705,945
Accrued salaries, wages and payroll taxes	101,410	259,698
Accrued income taxes	330,145	543,967
Current portion of long-term debt	6,093	8,782
Federal Home Loan Bank borrowings	25,000	25,000

Total current liabilities	1,823,126	2,398,280
Long-term debt	1,032,395	1,032,122
Federal Home Loan Bank borrowings	75,000	75,000
Other noncurrent liabilities	424,527	448,461

Total liabilities	3,355,048	3,953,863

Commitments and contingencies
Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 444,176,510	4,442	4,442
Additional paid-in capital	824,212	836,477
Accumulated other comprehensive income (loss)	(2,849)	(11,639)
Retained earnings	2,437,017	2,671,437
Less treasury shares, at cost	(2,072,108)	(2,094,858)

Total stockholders’ equity	1,190,714	1,405,859

Total liabilities and stockholders’ equity	$4,545,762	$5,359,722

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	(Unaudited, amounts in 000s, except per share amounts)

Three Months Ended July 31,	2009	2008

Revenues:
Service revenues	$247,985	$240,720
Interest income	12,287	17,847
Product and other revenues	15,233	13,342

	275,505	271,909

Operating expenses:
Cost of revenues	386,450	360,138
Selling, general and administrative	103,217	123,386

	489,667	483,524

Operating loss	(214,162)	(211,615)
Other income (expense), net	3,289	(1,355)

Loss from continuing operations before tax benefit	(210,873)	(212,970)
Income tax benefit	(80,256)	(84,547)

Net loss from continuing operations	(130,617)	(128,423)
Net loss from discontinued operations	(3,017)	(4,296)

Net loss	$(133,634)	$(132,719)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.39)	$(0.39)
Net loss from discontinued operations	(0.01)	(0.02)

Net loss	$(0.40)	$(0.41)

Basic and diluted shares	334,533	327,141

Dividends paid per share	$0.15	$0.14

Comprehensive income (loss):
Net loss	$(133,634)	$(132,719)
Change in unrealized gain on available-for-sale securities, net	(747)	(1,967)
Change in foreign currency translation adjustments	9,537	314

Comprehensive loss	$(124,844)	$(134,372)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, amounts in 000s)

Three Months Ended July 31,	2009	2008

Net cash used in operating activities	$(454,577)	$(364,923)

Cash flows from investing activities:
Principal repayments on mortgage loans held for investment, net	19,264	31,619
Purchases of property and equipment, net	(8,760)	(14,648)
Other, net	4,856	(901)

Net cash provided by investing activities	15,360	16,070

Cash flows from financing activities:
Repayments of Federal Home Loan Bank borrowings	-	(40,000)
Proceeds from Federal Home Loan Bank borrowings	-	15,000
Customer banking deposits, net	(143,199)	(8,795)
Dividends paid	(50,287)	(46,790)
Acquisition of treasury shares	(3,483)	(4,116)
Proceeds from issuance of common stock, net	6,651	28,507
Other, net	(25,888)	(14,387)

Net cash used in financing activities	(216,206)	(70,581)

Effects of exchange rates on cash	7,063	-
Net decrease in cash and cash equivalents	(648,360)	(419,434)
Cash and cash equivalents at beginning of the period	1,654,663	664,897

Cash and cash equivalents at end of the period	$1,006,303	$245,463

Supplementary cash flow data:
Income taxes paid	$155,804	$83,111
Interest paid on borrowings	26,168	27,258
Interest paid on deposits	1,318	4,048
Transfers of loans to foreclosed assets	3,797	53,469

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation
The condensed consolidated balance sheet as of July 31, 2009, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended July 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended July 31, 2009 and 2008 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at July 31, 2009 and for all periods presented have been made.
“H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. In addition, we realigned our segments as discussed in note 12, and accordingly restated segment disclosures in prior periods. These changes had no effect on our results of operations or stockholders’ equity as previously reported.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2009 Annual Report to Shareholders on Form 10-K. All amounts presented herein as of April 30, 2009 or for the year then ended, are derived from our April 30, 2009 Annual Report to Shareholders on Form 10-K.
We have evaluated subsequent events through September 4, 2009, the date of issuance of our condensed consolidated financial statements.

Management Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions and judgments are applied in the determination of our allowance for loan losses, potential losses from loan repurchase and indemnity obligations associated with our discontinued mortgage business, contingent losses associated with pending litigation, fair value of reporting units, reserves for uncertain tax positions and related matters. We revise our estimates when facts and circumstances dictate. However, future events and their effects cannot be determined with absolute certainty. As such, actual results could differ materially from those estimates.

Seasonality of Business
Our operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Therefore, results for interim periods are not indicative of results to be expected for the full year.

Concentrations of Risk
Our mortgage loans held for investment include concentrations of loans to borrowers in certain states, which may result in increased exposure to loss as a result of changes in real estate values and underlying economic or market conditions related to a particular geographical location. Approximately 51% of our mortgage loan portfolio consists of loans to borrowers located in the states of Florida, California and New York.

2.	Recent Events
RSM McGladrey, Inc. (RSM) and McGladrey & Pullen LLP (M&P), an independent registered public accounting firm, collaborate to provide accounting, tax and consulting services to clients under an alternative practice structure. RSM and M&P also share in certain common overhead costs through an administrative services agreement. These services are provided by, and coordinated through, RSM, for which RSM receives a management fee. On July 21, 2009, M&P provided 210 days notice of its intent to terminate the administrative services agreement. The effect of the notice will be to terminate the alternative practice structure on February 16, 2010, unless revoked or modified prior to that time. RSM and M&P are engaged in arbitration to determine several of their rights and responsibilities under their contractual obligations to each other. An arbitration hearing is scheduled for November 2009. RSM and M&P are also engaged in negotiations to determine if there are mutually agreeable changes to the current arrangements that would allow our collaboration to continue. There are no assurances as to the outcome.

3.	Earnings (Loss) Per Share and Stockholders’ Equity
Basic and diluted loss per share is computed using the two-class method per FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP 03-6-1). See note 13 for additional information. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 19.4 million shares and 25.7 million shares for the three months ended July 31, 2009 and 2008, respectively, as the effect would be antidilutive due to the net loss from continuing operations during each period.
The computations of basic and diluted loss per share from continuing operations are as follows:

(in 000s, except per share amounts)

Three Months Ended July 31,	2009	2008

Net loss from continuing operations attributable to shareholders	$(130,617)	$(128,423)
Income allocated to participating securities (nonvested shares)	(367)	(199)

Net loss from continuing operations attributable to common shareholders	$(130,984)	$(128,622)

Basic weighted average common shares	334,533	327,141
Potential dilutive shares from stock options and nonvested shares	-	-
Convertible preferred stock	-	-

Dilutive weighted average common shares	334,533	327,141

Earnings (loss) per share from continuing operations:
Basic	$(0.39)	$(0.39)
Diluted	(0.39)	(0.39)

The weighted average shares outstanding for the three months ended July 31, 2009 increased to 334.5 million from 327.1 million for the three months ended July 31, 2008, primarily due to the issuance of shares of our common stock in October 2008.
During the three months ended July 31, 2009 and 2008, we issued 1.4 million and 2.3 million shares of common stock, respectively, due to the exercise of stock options, employee stock purchases and vesting of nonvested shares.
During the three months ended July 31, 2009, we acquired 0.2 million shares of our common stock at an aggregate cost of $3.5 million, and during the three months ended July 31, 2008, we acquired 0.2 million shares at an aggregate cost of $4.1 million. Shares acquired during these periods represented shares swapped or surrendered to us in connection with the vesting of nonvested shares and the exercise of stock options.
At July 31, 2009, we had accrued but unpaid dividends totaling $50.5 million. This amount is included in accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheet.
During the three months ended July 31, 2009, we granted 4.0 million stock options and 0.8 million nonvested shares and units in accordance with our stock-based compensation plans. The weighted average fair value of options granted was $3.14 for management options and $2.70 for options granted to our seasonal associates. Stock-based compensation expense of our continuing operations totaled $7.3 million and $4.5 million for the three months ended July 31, 2009 and 2008, respectively. At July 31, 2009, unrecognized compensation cost for options totaled $17.0 million, and for nonvested shares and units totaled $26.4 million.

4.	Mortgage Loans Held for Investment and Related Assets
The composition of our mortgage loan portfolio as of July 31, 2009 and April 30, 2009 is as follows:

				(dollars in 000s)

	July 31, 2009		April 30, 2009

	Amount	% of Total	Amount	% of Total

Adjustable-rate loans	$501,112	63%	$534,943	65%
Fixed-rate loans	292,014	37%	286,894	35%

	793,126	100%	821,837	100%
Unamortized deferred fees and costs	6,277		7,135
Less: Allowance for loan losses	(91,691)		(84,073)

	$707,712		$744,899

Activity in the allowance for loan losses for the three months ended July 31, 2009 and 2008 is as follows:
(in 000s)

Three Months Ended July 31,	2009	2008

Balance, beginning of the period	$84,073	$45,401
Provision	13,600	14,991
Recoveries	28	-
Charge-offs	(6,010)	(13,539)

Balance, end of the period	$91,691	$46,853

Our loan loss reserve as a percent of mortgage loans was 11.56% at July 31, 2009, compared to 10.23% at April 30, 2009.
In cases where we modify a loan and in so doing grant a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (TDR). TDR loans totaled $161.6 million and $160.7 million at July 31, 2009 and April 30, 2009, respectively. The principal balance of impaired loans as of July 31, 2009 and April 30, 2009 is as follows:
(in 000s)

	July 31, 2009	April 30, 2009

60 – 89 days	$14,519	$21,415
90+ days, non-accrual	148,603	121,685
TDR loans, accrual	90,275	60,044
TDR loans, non-accrual	71,295	100,697

	$324,692	$303,841

Activity related to our real estate owned is as follows:
(in 000s)

Three Months Ended July 31,	2009	2008

Balance, beginning of the period	$44,533	$350
Additions	3,797	53,469
Sales	(4,348)	-
Writedowns	(1,241)	(5,409)

Balance, end of the period	$42,741	$48,410

5.	Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the three months ended July 31, 2009 consist of the following:
(in 000s)

	April 30, 2009	Additions	Impairment	Other	July 31, 2009

Tax Services	$447,591	$1,004	$-	$1,483	$450,078
Business Services	402,639	-	-	(699)	401,940

Total	$850,230	$1,004	$-	$784	$852,018

We test goodwill for impairment annually at the beginning of our fourth quarter, or more frequently if events occur which could, more likely than not, reduce the fair value of a reporting unit’s net assets below its carrying value.
We considered the July 21, 2009 notice by M&P of its intent to terminate the administrative services agreement with RSM to represent a significant change in circumstances requiring an interim evaluation of the fair value of our RSM reporting unit. Goodwill of this reporting unit totaled $372.7 million at July 31, 2009. The net carrying value of other intangible assets of RSM totaled $96.0 million at July 31, 2009, including $50.8 million for an indefinite-lived trade name asset. We have concluded that, as of July 31, 2009, the fair value of this reporting unit exceeds its carrying value and also that the net carrying value of other intangible assets is recoverable.
Our conclusion is based on our current assumptions, including, but not limited to, those listed below.

•	We have assumed that our noncompete rights are enforceable.
•	We have assumed that, more likely than not, RSM and M&P will continue to collaborate; or, in the event of a separation, RSM will successfully establish an alliance with other attest firms.
•	We have assumed that ongoing negotiations between RSM and M&P will not result in modifications of their relationship that would be materially adverse to the financial interests of RSM.
•	In the event of a separation, we have made various assumptions concerning client retention and post-separation operating margins.
•	In the event of a separation, we have assumed M&P would be able to repay its indebtedness to RSM.
It is difficult to predict the outcome of the above matters, including the outcome of mitigating factors that we are currently pursuing. However, it is possible that changes in our assumptions, based on future events or circumstances, could result in changes in our fair value estimates and corresponding impairment charges.
Intangible assets consist of the following:

(in 000s)

	July 31, 2009			April 30, 2009

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$54,907	$(26,938)	$27,969	$54,655	$(25,267)	$29,388
Noncompete agreements	23,271	(21,272)	1,999	23,263	(20,941)	2,322
Reacquired franchise rights	229,438	(2,942)	226,496	229,438	(1,838)	227,600
Franchise agreements	19,201	(853)	18,348	19,201	(533)	18,668
Purchased technology	12,500	(4,730)	7,770	12,500	(4,240)	8,260
Trade name	1,325	(250)	1,075	1,025	(217)	808
Business Services:
Customer relationships	146,011	(113,408)	32,603	146,040	(111,017)	35,023
Noncompete agreements	33,061	(20,468)	12,593	33,068	(19,908)	13,160
Trade name – amortizing	2,600	(2,600)	-	2,600	(2,600)	-
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769

	$577,951	$(198,329)	$379,622	$577,427	$(191,429)	$385,998

Amortization of intangible assets for the three months ended July 31, 2009 and 2008 was $6.9 million and $5.6 million, respectively. Estimated amortization of intangible assets for fiscal years 2010 through 2014 is $28.8 million, $26.5 million, $23.5 million, $19.2 million and $15.8 million, respectively.

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
During the three months ended July 31, 2009, we accrued an additional $1.2 million of interest and penalties related to our uncertain tax positions. We had unrecognized tax benefits of $126.0 million and $124.6 million at July 31, 2009 and April 30, 2009, respectively. The unrecognized tax benefits increased $1.4 million in the current year, due primarily to positions related to prior years. We have classified the liability for unrecognized tax benefits, including corresponding accrued interest, as long-term at July 31, 2009, which is included in other noncurrent liabilities on the condensed consolidated balance sheet. Amounts that we expect to pay, or for which statutes expire, within the next twelve months have been included in accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheet.
Based upon the expiration of statutes of limitations, payments of tax and other factors in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $18 million within twelve months of July 31, 2009.

7.	Interest Income and Expense
The following table shows the components of interest income and expense of our continuing operations:
(in 000s)

Three Months Ended July 31,	2009	2008

Interest income:
Mortgage loans, net	$7,896	$13,265
Other	4,391	4,582

	$12,287	$17,847

Interest expense:
Borrowings	$18,957	$18,172
Deposits	2,049	4,043
FHLB advances	509	1,328

	$21,515	$23,543

8.	Fair Value
The following table presents for each hierarchy level the financial assets that are measured at fair value on both a recurring and non-recurring basis at July 31, 2009:
(dollars in 000s)

	Total	Level 1	Level 2	Level 3

Recurring:
Available-for-sale securities	$42,430	$-	$42,430	$-
Non-recurring:
Impaired mortgage loans held for investment	248,529	-	-	248,529

	$290,959	$-	$42,430	$248,529

As a percentage of total assets	6.4%	-%	0.9%	5.5%

There were no significant changes to the unobservable inputs used in determining the fair values of our level 2 and level 3 financial assets.
The carrying amounts and estimated fair values of our financial instruments at July 31, 2009 are as follows:
(in 000s)

	Carrying	Estimated
	Amount	Fair Value

Mortgage loans held for investment	$707,712	$549,497
IRAs and other time deposits	479,758	479,375
Long-term debt	1,038,488	1,064,855

9.	Regulatory Requirements
H&R Block Bank (HRB Bank) files its regulatory Thrift Financial Report (TFR) on a calendar quarter basis with the Office of Thrift Supervision (OTS). The following table sets forth HRB Bank’s regulatory capital requirements at June 30, 2009, as calculated in the most recently filed TFR:

(dollars in 000s)

					To Be Well
					Capitalized
			For Capital Adequacy		Under Prompt
	Actual		Purposes		Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio(1)	$142,490	21.9%	$52,020	8.0%	$65,025	10.0%
Tier 1 risk-based capital ratio(2)	$133,811	20.6%	n/a	n/a	$39,015	6.0%
Tier 1 capital ratio (leverage)(3)	$133,811	13.6%	$118,381	12.0%	$49,325	5.0%
Tangible equity ratio(4)	$133,811	13.6%	$14,798	1.5%	n/a	n/a

(1)	Total risk-based capital divided by risk-weighted assets.
(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.
(3)	Tier 1 (core) capital divided by adjusted total assets.
(4)	Tangible capital divided by tangible assets.

As of July 31, 2009, HRB Bank’s leverage ratio was 13.8%.

10.	Commitments and Contingencies
Changes in deferred revenue balances related to our Peace of Mind (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the condensed consolidated balance sheets, are as follows:
(in 000s)

Three Months Ended July 31,	2009	2008

Balance, beginning of period	$146,807	$140,583
Amounts deferred for new guarantees issued	583	513
Revenue recognized on previous deferrals	(27,913)	(27,241)

Balance, end of period	$119,477	$113,855

The following table summarizes certain of our other contractual obligations and commitments:
(in 000s)

As of	July 31, 2009	April 30, 2009

Franchise Equity Lines of Credit – undrawn commitment	$35,976	$38,055
Contingent business acquisition obligations	24,504	24,165
Media advertising purchase obligation	45,768	45,768

We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counterparties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the terms of the indemnities may vary and in many cases are limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair value of guarantees and indemnifications relating to our continuing operations is not material as of July 31, 2009.

Discontinued Operations
Sand Canyon Corporation (SCC), formerly Option One Mortgage Corporation, maintains recourse with respect to loans previously sold or securitized under indemnification of loss provisions relating to breach of representations and warranties made to purchasers or insurers.
At July 31, 2009 and April 30, 2009, our loan repurchase liability totaled $202.4 million and $206.6 million, respectively. This liability is included in accounts payable, accrued expenses and other current liabilities on our consolidated balance sheets.

11.	Litigation and Related Contingencies
We are party to investigations, legal claims and lawsuits arising out of our business operations. We accrue our best estimate of the probable loss upon resolution of such matters. Amounts accrued, including obligations under indemnifications, totaled $25.3 million and $27.9 million at July 31, 2009 and April 30, 2009, respectively.

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
We have settled all but one of the RAL Cases. The sole remaining RAL Case is a putative class action entitled Sandra J. Basile, et al. v. H&R Block, Inc., et al., April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. In Basile, the court decertified the class in December 2003, and the Pennsylvania appellate court subsequently reversed the trial court’s decertification decision. In September 2006, the Pennsylvania Supreme Court reversed the appellate court’s reversal of the trial court’s decertification decision. In June 2007, the appellate court affirmed its earlier decision to reverse the trial court’s decertification decision. In June 2009, the Pennsylvania Supreme Court again reversed the appellate court’s reversal of the trial court’s decertification decision and remanded the case to the appellate court for additional review. We believe we have meritorious defenses to this case and we intend to defend it vigorously. There can be no assurances, however, as to the outcome of this case or its impact on our financial statements.

Peace of Mind Litigation
We are defendants in lawsuits regarding our Peace of Mind program (collectively, the “POM Cases”), under which our applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The POM Cases are described below.
Lorie J. Marshall, et al.  v. H&R Block Tax Services, Inc., et al., Case No. 08-CV-591 in the U.S. District Court for the Southern District of Illinois, is a class action case originally filed in the Circuit Court of Madison County, Illinois on January 18, 2002, in which class certification was granted in August 2003. The plaintiffs allege that the sale of POM guarantees constitutes (1) statutory fraud by selling insurance without a license, (2) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (3) a breach of fiduciary duty. A class was certified consisting of all persons residing in 13 states who from January 1, 1997 to final judgment (1) were charged a separate fee for POM by “H&R Block;” (2) were charged a separate fee for POM by an “H&R Block” entity not licensed to sell insurance; or (3) had an unsolicited charge for POM posted to their bills by “H&R Block.” Persons who received the POM guarantee through an H&R Block

Premium office were excluded from the plaintiff class. In August 2008, we removed the case from state court in Madison County, Illinois to the U.S. District Court for the Southern District of Illinois. In December 2008, the U.S. District Court remanded the case back to state court. On April 3, 2009, the United States Court of Appeals for the Seventh Circuit reversed the decision to remand the case back to state court, ruling that the case had been properly removed to federal court. The plaintiffs filed a petition for rehearing of this decision with the Seventh Circuit, which was denied in August 2009.
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

Express IRA Litigation
On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) entitled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc. et al. The complaint alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. In July 2007, the Supreme Court of the State of New York issued a ruling that dismissed all defendants other than H&R Block Financial Advisors, Inc. (HRBFA) and the claims of common law fraud. The intermediate appellate court reversed this ruling in January 2009. We believe we have meritorious defenses to the claims in this case and intend to defend this case vigorously, but there are no assurances as to its outcome.
On January 2, 2008, the Mississippi Attorney General filed a lawsuit in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) entitled Jim Hood, Attorney for the State of Mississippi v. H&R Block, Inc., et al. The complaint alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. The defendants have filed a motion to dismiss. We believe we have meritorious defenses to the claims in this case, and we intend to defend this case vigorously, but there are no assurances as to its outcome.
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
Although we sold HRBFA effective November 1, 2008, we remain responsible for any liabilities relating to the Express IRA litigation through an indemnification agreement.

Securities Litigation
On April 6, 2007, a putative class action styled In re H&R Block Securities Litigation (Case No. 06-0236-CV-W-ODS) was filed against the Company and certain of its officers in the United States District Court for the Western District of Missouri. The complaint alleged, among other things, deceptive, material and misleading financial statements and failure to prepare financial statements in accordance with generally accepted accounting principles. The complaint sought unspecified damages and equitable relief. The court dismissed the complaint in February 2008, and the plaintiffs appealed the dismissal in March 2008. In addition, plaintiffs in a shareholder derivative action that was consolidated into the securities litigation filed a separate appeal in March 2008, contending that the derivative action was improperly consolidated. The derivative action is Iron Workers Local 16 Pension Fund v. H&R Block, et al., in the United States

District Court for the Western District of Missouri, Case No. 06-cv-00466-ODS (instituted on June 8, 2006) and was brought against certain of our directors and officers purportedly on behalf of the Company. The derivative action alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste, and unjust enrichment pertaining to (1) our restatement of financial results in fiscal year 2006 due to errors in determining our state effective income tax rate and (2) certain of our products and business activities. We believe we have meritorious defenses to the claims in these cases and intend to defend this litigation vigorously. We currently do not believe that we will incur a material loss with respect to this litigation.

RSM McGladrey Litigation
RSM McGladrey Business Services, Inc. and certain of its subsidiaries are parties to a class action filed on July 11, 2006 and entitled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations relating to business valuation services provided by RSM EquiCo, Inc., including allegations of fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition and seeks unspecified damages, restitution and equitable relief. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. The class consists of all RSM EquiCo U.S. clients who signed platform agreements and for whom RSM EquiCo did not ultimately market their business for sale. RSM EquiCo filed a writ petition for interlocutory appeal of this certification ruling, which was denied. We intend to defend this case vigorously. The amount claimed in this action is substantial and could have a material adverse impact on our consolidated results of operations. There can be no assurance regarding the outcome of this matter.
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

Other Claims and Litigation
We are from time to time party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. Some of these investigations, claims and lawsuits pertain to RALs, the electronic filing of customers’ income tax returns, the POM guarantee program, wage and hour claims and investment products. We believe we have meritorious defenses to each of these investigations, claims and lawsuits, and we are defending or intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances, however the ultimate liability with respect to such matters is difficult to predict. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could be material.
In addition to the aforementioned types of matters, we are party to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits (collectively, “Other Claims”) concerning the preparation of customers’ income tax returns, the fees charged customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters and contract disputes. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material adverse effect on our consolidated operating results, financial position or cash flows.

12.	Segment Information
Results of our continuing operations by reportable operating segment are as follows:

(in 000s)

Three Months Ended July 31,	2009	2008

Revenues:
Tax Services	$87,963	$81,700
Business Services	177,618	174,651
Corporate	9,924	15,558

	$275,505	$271,909

Pretax income (loss):
Tax Services	$(171,974)	$(163,657)
Business Services	1,321	(295)
Corporate	(40,220)	(49,018)

Loss from continuing operations before tax benefit	$(210,873)	$(212,970)

Effective May 1, 2009, we realigned certain segments of our business to reflect a new management reporting structure. The operations of HRB Bank, which was previously reported as the Consumer Financial Services segment, have now been reclassified, with activities that support our retail tax network included in the Tax Services segment, and the net interest margin and gains and losses relating to our portfolio of mortgage loans held for investment and related assets included in corporate. Presentation of prior period results reflects the new segment reporting structure.
These segment changes also resulted in the shifting of assets between segments. Identifiable assets by reportable segment at July 31, 2009 were as follows:

(in 000s)

Tax Services	$1,794,754
Business Services	829,772
Corporate	1,921,236

$4,545,762

13.	Accounting Pronouncements
In June 2009, Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) was issued. SFAS 167 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting, or similar rights, should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 will be effective for our fiscal year 2011. We are currently evaluating the effect of this statement on our consolidated financial statements.
In June 2009, Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166), was issued. SFAS 166 is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more disclosure about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets. SFAS 166 will be effective at the start of our fiscal year 2011. We are currently evaluating the effect of this statement on its consolidated financial statements.
In May 2009, Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165) was issued. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009 and is applied prospectively. We adopted the new disclosure requirements in the condensed consolidated financial statements effective July 31, 2009. See note 1 for the related disclosure.
In December 2007, Statement of Financial Accounting Standards No. 141(R), “Business Combinations,” (SFAS 141R), and Statement of Financial Accounting Standards No. 160, “Non-Controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (SFAS 160) were issued. These standards require an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction, including non-controlling interests, at the acquisition-date fair value with limited exceptions. SFAS 141R will require acquisition-related expenses to be expensed and will generally require contingent consideration to be recorded as a liability at the time of acquisition. Under SFAS 141R, subsequent changes to deferred tax valuation allowances relating to acquired businesses and acquired liabilities for uncertain tax positions will no longer be applied to goodwill but will instead be typically recognized as an adjustment to income tax expense. We adopted the provisions of these standards as of May 1, 2009. The adoption of SFAS 141R and SFAS 160 did not have a material impact on our consolidated financial statements.
In June 2008, FSP 03-6-1 was issued.  FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the process of allocating earnings for purposes of computing earnings per share. We adopted the provisions of FSP 03-6-1 as of May 1, 2009. The adoption and retrospective application of the provisions of FSP 03-6-1 did not change the current year or prior period earnings per share amounts for the fiscal quarter. The adoption of this standard will reduce earnings per share as previously reported for fiscal year 2009 by $0.01. See additional discussion in note 3.

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

Condensed Consolidating Income Statements					(in 000s)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$23,196	$252,365	$(56)	$275,505

Cost of revenues	-	45,560	340,890	-	386,450
Selling, general and administrative	-	2,498	100,775	(56)	103,217

Total expenses	-	48,058	441,665	(56)	489,667

Operating income (loss)	-	(24,862)	(189,300)	-	(214,162)
Other income (expense), net	(210,873)	(1,233)	4,522	210,873	3,289

Income (loss) from continuing operations before taxes (benefit)	(210,873)	(26,095)	(184,778)	210,873	(210,873)
Income taxes (benefit)	(80,256)	(10,692)	(69,564)	80,256	(80,256)

Net income (loss) from continuing operations	(130,617)	(15,403)	(115,214)	130,617	(130,617)
Net loss from discontinued operations	(3,017)	(3,017)	-	3,017	(3,017)

Net income (loss)	$(133,634)	$(18,420)	$(115,214)	$133,634	$(133,634)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$20,775	$252,572	$(1,438)	$271,909

Cost of revenues	-	39,362	320,772	4	360,138
Selling, general and administrative	-	19,396	104,083	(93)	123,386

Total expenses	-	58,758	424,855	(89)	483,524

Operating loss	-	(37,983)	(172,283)	(1,349)	(211,615)
Other income, net	(212,970)	(4,350)	2,995	212,970	(1,355)

Loss from continuing operations before tax benefit	(212,970)	(42,333)	(169,288)	211,621	(212,970)
Income tax benefit	(84,547)	(16,438)	(67,535)	83,973	(84,547)

Net loss from continuing operations	(128,423)	(25,895)	(101,753)	127,648	(128,423)
Net loss from discontinued operations	(4,296)	(5,071)	-	5,071	(4,296)

Net loss	$(132,719)	$(30,966)	$(101,753)	$132,719	$(132,719)

Condensed Consolidating Balance Sheets					(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$-	$122,895	$883,968	$(560)	$1,006,303
Cash & cash equivalents — restricted	-	355	46,284	-	46,639
Receivables, net	1,110	109,803	268,264	-	379,177
Mortgage loans held for investment	-	707,712	-	-	707,712
Intangible assets and goodwill, net	-	-	1,231,640	-	1,231,640
Investments in subsidiaries	3,055,015	-	185	(3,055,015)	185
Other assets	-	317,877	856,229	-	1,174,106

Total assets	$3,056,125	$1,258,642	$3,286,570	$(3,055,575)	$4,545,762

Customer deposits	$-	$712,568	$-	$(560)	$712,008
Long-term debt	-	998,335	34,060	-	1,032,395
FHLB borrowings	-	100,000	-	-	100,000
Other liabilities	50,500	124,914	1,335,231	-	1,510,645
Net intercompany advances	1,814,911	(811,975)	(1,002,936)	-	-
Stockholders’ equity	1,190,714	134,800	2,920,215	(3,055,015)	1,190,714

Total liabilities and stockholders’ equity	$3,056,125	$1,258,642	$3,286,570	$(3,055,575)	$4,545,762

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$-	$241,350	$1,419,535	$(6,222)	$1,654,663
Cash & cash equivalents — restricted	-	4,303	47,353	-	51,656
Receivables, net	38	114,442	398,334	-	512,814
Mortgage loans held for investment	-	744,899	-	-	744,899
Intangible assets and goodwill, net	-	-	1,236,228	-	1,236,228
Investments in subsidiaries	3,289,435	-	194	(3,289,435)	194
Other assets	-	308,481	850,787	-	1,159,268

Total assets	$3,289,473	$1,413,475	$3,952,431	$(3,295,657)	$5,359,722

Customer deposits	$-	$861,110	$-	$(6,222)	$854,888
Long-term debt	-	998,245	33,877	-	1,032,122
FHLB borrowings	-	100,000	-	-	100,000
Other liabilities	2	130,362	1,836,477	12	1,966,853
Net intercompany advances	1,883,612	(827,453)	(1,056,147)	(12)	-
Stockholders’ equity	1,405,859	151,211	3,138,224	(3,289,435)	1,405,859

Total liabilities and stockholders’ equity	$3,289,473	$1,413,475	$3,952,431	$(3,295,657)	$5,359,722

Condensed Consolidating Statements of Cash Flows					(in 000s)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash used in operating activities:	$868	$(4,881)	$(450,564)	$-	$(454,577)

Cash flows from investing:
Mortgage loans originated for investment, net	-	19,264	-	-	19,264
Purchase property & equipment	-	-	(8,760)	-	(8,760)
Net intercompany advances	45,536	-	-	(45,536)	-
Other, net	-	6,803	(1,947)	-	4,856

Net cash provided by (used in) investing activities	45,536	26,067	(10,707)	(45,536)	15,360

Cash flows from financing:
Customer banking deposits	-	(148,861)	-	5,662	(143,199)
Dividends paid	(50,287)	-	-	-	(50,287)
Acquisition of treasury shares	(3,483)	-	-	-	(3,483)
Proceeds from issuance of common stock, net	6,651	-	-	-	6,651
Net intercompany advances	-	18,058	(63,594)	45,536	-
Other, net	715	(8,838)	(17,765)	-	(25,888)

Net cash provided by financing activities	(46,404)	(139,641)	(81,359)	51,198	(216,206)

Effects of exchange rates on cash	-	-	7,063	-	7,063

Net increase (decrease) in cash	-	(118,455)	(535,567)	5,662	(648,360)
Cash – beginning of period	-	241,350	1,419,535	(6,222)	1,654,663

Cash – end of period	$-	$122,895	$883,968	$(560)	$1,006,303

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$(11,615)	$58,425	$(411,733)	$-	$(364,923)

Cash flows from investing:
Mortgage loans originated for investment, net	-	31,619	-	-	31,619
Purchase property & equipment	-	(186)	(14,462)	-	(14,648)
Net intercompany advances	29,630	-	-	(29,630)	-
Other, net	-	1,365	(2,266)	-	(901)

Net cash provided by (used in) investing activities	29,630	32,798	(16,728)	(29,630)	16,070

Cash flows from financing:
Repayments of FHLB borrowings	-	(40,000)	-	-	(40,000)
Proceeds from FHLB borrowings	-	15,000	-	-	15,000
Customer banking deposits	-	(8,964)	-	169	(8,795)
Dividends paid	(46,790)	-	-	-	(46,790)
Acquisition of treasury shares	(4,116)	-	-	-	(4,116)
Proceeds from issuance of common stock, net	28,507	-	-	-	28,507
Net intercompany advances	-	(50,203)	20,573	29,630	-
Other, net	4,384	(3,828)	(14,943)	-	(14,387)

Net cash provided by (used in) financing activities	(18,015)	(87,995)	5,630	29,799	(70,581)

Net increase (decrease) in cash	-	3,228	(422,831)	169	(419,434)
Cash – beginning of period	-	34,611	630,933	(647)	664,897

Cash – end of period	$-	$37,839	$208,102	$(478)	$245,463

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
H&R Block provides tax services, banking services and business and consulting services. Our Tax Services segment provides income tax return preparation services, electronic filing services and other services and products related to income tax return preparation to the general public primarily in the United States, Canada and Australia. This segment also offers The H&R Block Prepaid Emerald MasterCard® and Emerald Advance lines of credit through H&R Block Bank (HRB Bank), which was previously reported in our Consumer Financial Services segment. Our Business Services segment consists of RSM McGladrey, Inc. (RSM), a national accounting, tax and business consulting firm primarily serving mid-sized businesses. Corporate operating losses include interest income from U.S. passive investments, interest expense on borrowings, net interest margin and gains or losses relating to mortgage loans held for investment, real estate owned, residual interests in securitizations and other corporate expenses, principally related to finance, legal and other support departments. All periods presented reflect our new segment reporting structure.
Recent Events. RSM and McGladrey & Pullen LLP (M&P), an independent registered public accounting firm, collaborate to provide accounting, tax and consulting services to clients under an alternative practice structure. RSM and M&P also share in certain common overhead costs through an administrative services agreement. These services are provided by, and coordinated through, RSM, for which RSM receives a management fee. On July 21, 2009, M&P provided 210 days notice of its intent to terminate the administrative services agreement. The effect of the notice will be to terminate the alternative practice structure on February 16, 2010, unless revoked or modified prior to that time. RSM and M&P are engaged in arbitration to determine several of their rights and responsibilities under their contractual obligations to each other. An arbitration hearing is scheduled for November 2009. RSM and M&P are also engaged in negotiations to determine if there are mutually agreeable changes to the current arrangements that would allow our collaboration to continue. There are no assurances as to the outcome.

TAX SERVICES
This segment primarily consists of our income tax preparation businesses — retail, online and software. Additionally, this segment includes the product offerings and activities of HRB Bank that primarily support the tax network, our participations in refund anticipation loans, and our commercial tax businesses, which provide tax preparation software to CPAs and other tax preparers.

Tax Services – Operating Results		(in 000s)

Three Months Ended July 31,	2009	2008

Tax preparation fees	$33,625	$29,432
Fees from Peace of Mind guarantees	27,913	27,241
Fees from Emerald Card activities	11,691	10,893
Royalties	3,607	3,684
Other	11,127	10,450

Total revenues	87,963	81,700

Compensation and benefits:
Field wages	39,379	39,819
Corporate wages	29,880	28,810
Benefits and other compensation	21,316	13,903

	90,575	82,532
Occupancy and equipment	87,920	86,056
Depreciation and amortization	22,316	17,110
Marketing and advertising	6,839	5,544
Other	52,287	54,115

Total expenses	259,937	245,357

Pretax loss	$(171,974)	$(163,657)

Three months ended July 31, 2009 compared to July 31, 2008
Tax Services’ revenues increased $6.3 million, or 7.7%, for the three months ended July 31, 2009 compared to the prior year. Tax preparation fees increased $4.2 million, or 14.2%, primarily due to favorable results in our Australian tax operations.
Total expenses increased $14.6 million, or 5.9%, for the three months ended July 31, 2009. Approximately $9 million of this increase was the result of the November 2008 acquisition of our last major independent franchise operator, which includes approximately $2 million of amortization due to higher intangible asset balances and additional pre-season expenses. Benefits and other compensation increased $7.4 million, or 53.3%, primarily as a result of severance costs and related payroll taxes in the current year.
The pretax loss for the three months ended July 31, 2009 and 2008 was $172.0 million and $163.7 million, respectively.

BUSINESS SERVICES
This segment offers accounting, tax and consulting services to middle-market companies.

Business Services – Operating Results		(in 000s)

Three Months Ended July 31,	2009	2008

Tax services	$77,584	$76,301
Business consulting	61,921	53,508
Accounting services	11,529	12,960
Capital markets	1,517	5,818
Reimbursed expenses	4,149	4,205
Other	20,918	21,859

Total revenues	177,618	174,651

Compensation and benefits	134,380	122,908
Occupancy	19,449	19,834
Amortization of intangible assets	2,965	3,419
Other	19,503	28,785

Total expenses	176,297	174,946

Pretax income (loss)	$1,321	$(295)

Three months ended July 31, 2009 compared to July 31, 2008
Business Services’ revenues for the three months ended July 31, 2009 increased $3.0 million, or 1.7% from the prior year. Revenues from core tax, consulting and accounting services increased $8.3 million, or 5.8%, over the prior year primarily due to revenues from consulting engagements related to financial institutions.
Capital markets revenues decreased $4.3 million, or 73.9%, primarily due to a 72.7% decline in the number of transactions closed in the current year due to the continued weak economic conditions. Given the continued limited availability of financing for acquisitions in the middle-market, our capital markets revenues may continue to fall below our expectations, which could lead us to consider impairment of the $29.3 million carrying value of goodwill related to our capital markets business.
Total expenses increased $1.4 million, or 0.8%, from the prior year. Compensation and benefits increased $11.5 million, or 9.3%, primarily due to increases in managing director compensation and outside contractor costs related to consulting engagements. Other expenses decreased $9.3 million primarily as a result of our cost reduction program.
Pretax income for the three months ended July 31, 2009 was $1.3 million compared to a loss of $0.3 million in the prior year.

CORPORATE, ELIMINATIONS AND INCOME TAXES ON CONTINUING OPERATIONS
Corporate operating losses include interest income from U.S. passive investments, interest expense on borrowings, net interest margin and gains or losses relating to mortgage loans held for investment, real estate owned, residual interests in securitizations and other corporate expenses, principally related to finance, legal and other support departments.

Corporate – Operating Results		(in 000s)

Three Months Ended July 31,	2009	2008

Interest income:
Mortgage loans held for investment, net	$7,896	$13,265
Other investments	824	1,094

	8,720	14,359
Other	1,204	1,199

Total revenues	9,924	15,558

Interest expense:
Borrowings — HRB Bank	2,011	5,125
Borrowings — Corporate	17,647	17,617

	19,658	22,742
Provision for loan losses	13,600	14,991
Compensation and benefits	13,301	12,748
Other	3,585	14,095

Total expenses	50,144	64,576

Pretax loss	$(40,220)	$(49,018)

Three months ended July 31, 2009 compared to July 31, 2008
Interest income earned on mortgage loans held for investment decreased $5.4 million from the prior year, primarily as a result of declining rates and non-performing loans. Other expenses declined $10.5 million due to impairments of residual interests totaling $5.0 million recorded in the prior year, coupled with a $4.2 million decline in impairments of real estate owned.

Income Taxes
Our effective tax rate for continuing operations was 38.1% and 39.7% for the three months ended July 31, 2009 and 2008, respectively. Our effective tax rate declined from the prior year due to non-deductible losses from investments in company-owned life insurance assets recorded in the first fiscal quarter of last year. We expect our effective tax rate for full fiscal year 2010 to be approximately 40%.

Mortgage Loans Held for Investment
Mortgage loans held for investment include loans originated by our affiliate, Sand Canyon Corporation (SCC), and purchased by HRB Bank totaling $514.3 million, or approximately 65% of the total loan portfolio at July 31, 2009. We have experienced higher rates of delinquency and have greater exposure to loss with respect to this segment of our loan portfolio. Our remaining loan portfolio totaled $278.9 million and is characteristic of a prime loan portfolio, and we believe subject to a lower loss exposure.
Detail of our mortgage loans held for investment and the related allowance at July 31, 2009 and April 30, 2009 is as follows:

			(dollars in 000s)

	Outstanding	Loan Loss	%30+Days
	Principal Balance	Allowance	Past Due

As of July 31, 2009:
Purchased from SCC	$514,267	$85,644	32.55%
All other	278,859	6,047	6.94%

	$793,126	$91,691	23.67%

As of April 30, 2009:
Purchased from SCC	$531,233	$78,067	28.74%
All other	290,604	6,006	4.44%

	$821,837	$84,073	20.23%

We recorded a provision for loan losses of $13.6 million during the current quarter, compared to $15.0 million in the prior year. Our allowance for loan losses as a percent of mortgage loans was 11.56%, or $91.7 million, at July 31, 2009, compared to 10.23%, or $84.1 million, at April 30, 2009. This allowance represents our best estimate of credit losses inherent in the loan portfolio as of the balance sheet dates.
Our non-performing assets consist of the following:

		(in 000s)

As of	July 31, 2009	April 30, 2009

Impaired loans:
60 — 89 days	$14,519	$21,415
90+ days, non-accrual	148,603	121,685
TDR loans, accrual	90,275	60,044
TDR loans, non-accrual	71,295	100,697

	324,692	303,841
Real estate owned(1)	42,741	44,533

Total non-performing assets	$367,433	$348,374

(1)	Includes loans accounted for as in-substance foreclosures of $23.5 million and $27.4 million at July 31, 2009 and April 30, 2009, respectively.

FINANCIAL CONDITION
These comments should be read in conjunction with the condensed consolidated balance sheets and condensed consolidated statements of cash flows found on pages 1 and 3, respectively.
CAPITAL RESOURCES AND LIQUIDITY — Our sources of capital include cash from operations, issuances of common stock and debt. We use capital primarily to fund working capital, pay dividends, repurchase treasury shares and acquire businesses. Our operations are highly seasonal and therefore generally require the use of cash to fund operating losses during the period May through mid-January.
Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under our unsecured committed lines of credit (CLOCs), we believe, that in the absence of any unexpected developments, our existing sources of capital at July 31, 2009 are sufficient to meet our operating needs.
CASH FROM OPERATING ACTIVITIES — Cash used by operations totaled $454.6 million for the first three months of fiscal year 2010, compared with $364.9 million for the same period last year. The increase was primarily due to increases in income tax payments made during the quarter.
CASH FROM INVESTING ACTIVITIES — Cash provided by investing activities totaled $15.4 million for the first three months of fiscal year 2010, compared to $16.1 million for the same period last year.
Mortgage Loans Held for Investment. We received net payments of $19.3 million and $31.6 million on our mortgage loans held for investment for the first three months of fiscal years 2010 and 2009, respectively. Cash payments declined due primarily due to non-performing loans and continued run-off of our portfolio.
Purchases of Property and Equipment. Total cash paid for property and equipment was $8.8 million and $14.6 million for the first three months of fiscal years 2010 and 2009, respectively.
CASH FROM FINANCING ACTIVITIES — Cash used in financing activities totaled $216.2 million for the first three months of fiscal year 2010, compared to $70.6 million for the same period last year.
Customer Banking Deposits. Customer banking deposits used cash of $143.2 million for the three months ended July 31, 2009 compared to $8.8 million in the prior year, due to declines in prepaid debit card deposits.
Dividends. We have consistently paid quarterly dividends. Dividends paid totaled $50.3 million and $46.8 million for the three months ended July 31, 2009 and 2008, respectively.
Issuances of Common Stock. Proceeds from the issuance of common stock resulting from stock compensation plans totaled $6.7 million and $28.5 million for the three months ended July 31, 2009 and 2008, respectively. This decline is due to a reduction in stock option exercises and the related tax benefits.

BORROWINGS
At July 31, 2009, we maintained $2.0 billion in revolving credit facilities to support commercial paper issuance and for general corporate purposes. These CLOCs, and outstanding borrowings thereunder, have a maturity date of August 2010 and an annual facility fee in a range of six to fifteen basis points per annum, based on our credit ratings. We had no balance outstanding as of July 31, 2009. The CLOCs, among other things, require we maintain at least $650.0 million of net worth on the last day of any fiscal quarter. We had net worth of $1.2 billion at July 31, 2009.
Aurora Bank, FSB (Aurora), formerly known as Lehman Brothers Bank, FSB, is a participating lender in our $2.0 billion CLOCs, with a $50.0 million credit commitment. In September 2008, Aurora’s parent company declared bankruptcy. Since then, Aurora has not honored any funding requests under these facilities, thereby effectively reducing our available liquidity under our CLOCs to $1.95 billion. We do not expect this change to have a material impact on our liquidity.
There have been no material changes in our borrowings or debt ratings from those reported at April 30, 2009 in our Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
There have been no material changes in our contractual obligations and commercial commitments from those reported at April 30, 2009 in our Annual Report on Form 10-K.

REGULATORY ENVIRONMENT
There have been no material changes in our regulatory environment from those reported at April 30, 2009 in our Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported at April 30, 2009 in our Annual Report on Form 10-K.

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
We have settled all but one of the RAL Cases. The sole remaining RAL Case is a putative class action entitled Sandra J. Basile, et al. v. H&R Block, Inc., et al., April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. In Basile, the court decertified the class in December 2003, and the Pennsylvania appellate court subsequently reversed the trial court’s decertification decision. In September 2006, the Pennsylvania Supreme Court reversed the appellate court’s reversal of the trial court’s decertification decision. In June 2007, the appellate court affirmed its earlier decision to reverse the trial court’s decertification decision. In June 2009, the Pennsylvania Supreme Court again reversed the appellate court’s reversal of the trial court’s decertification decision and remanded the case to the appellate court for additional review. We believe we have meritorious defenses to this case and we intend to defend it vigorously. There can be no assurances, however, as to the outcome of this case or its impact on our financial statements.

Peace of Mind Litigation
We are defendants in lawsuits regarding our Peace of Mind program (collectively, the “POM Cases”), under which our applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The POM Cases are described below.
Lorie J. Marshall, et al.  v. H&R Block Tax Services, Inc., et al., Case No. 08-CV-591 in the U.S. District Court for the Southern District of Illinois, is a class action case originally filed in the Circuit Court of Madison County, Illinois on January 18, 2002, in which class certification was granted in August 2003. The plaintiffs allege that the sale of POM guarantees constitutes (1) statutory fraud by selling insurance without a license, (2) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (3) a breach of fiduciary duty. A class was certified consisting of all persons residing in 13 states who from January 1, 1997 to final judgment (1) were charged a separate fee for POM by “H&R Block;” (2) were charged a separate fee for POM by an “H&R Block” entity not licensed to sell insurance; or (3) had an unsolicited charge for POM posted to their bills by “H&R Block.” Persons who received the POM guarantee through an H&R Block Premium office were excluded from the plaintiff class. In August 2008, we removed the case from state court in Madison County, Illinois to the U.S. District Court for the Southern District of Illinois. In December 2008, the U.S. District Court remanded the case back to state court. On April 3, 2009, the United States Court of Appeals for the Seventh Circuit reversed the decision to remand the case back to state court, ruling that the case had been properly removed to federal court. The plaintiffs filed a petition for rehearing of this decision with the Seventh Circuit, which was denied in August 2009.

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

Express IRA Litigation
On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) entitled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc. et al. The complaint alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. In July 2007, the Supreme Court of the State of New York issued a ruling that dismissed all defendants other than H&R Block Financial Advisors, Inc. (HRBFA) and the claims of common law fraud. The intermediate appellate court reversed this ruling in January 2009. We believe we have meritorious defenses to the claims in this case and intend to defend this case vigorously, but there are no assurances as to its outcome.
On January 2, 2008, the Mississippi Attorney General filed a lawsuit in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) entitled Jim Hood, Attorney for the State of Mississippi v. H&R Block, Inc., et al. The complaint alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. The defendants have filed a motion to dismiss. We believe we have meritorious defenses to the claims in this case, and we intend to defend this case vigorously, but there are no assurances as to its outcome.
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
Although we sold HRBFA effective November 1, 2008, we remain responsible for any liabilities relating to the Express IRA litigation through an indemnification agreement.

Securities Litigation
On April 6, 2007, a putative class action styled In re H&R Block Securities Litigation (Case No. 06-0236-CV-W-ODS) was filed against the Company and certain of its officers in the United States District Court for the Western District of Missouri. The complaint alleged, among other things, deceptive, material and misleading financial statements and failure to prepare financial statements in accordance with generally accepted accounting principles. The complaint sought unspecified damages and equitable relief. The court dismissed the complaint in February 2008, and the plaintiffs appealed the dismissal in March 2008. In addition, plaintiffs in a shareholder derivative action that was consolidated into the securities litigation filed a separate appeal in March 2008, contending that the derivative action was improperly consolidated. The derivative action is Iron Workers Local 16 Pension Fund v. H&R Block, et al., in the United States District Court for the Western District of Missouri, Case No. 06-cv-00466-ODS (instituted on June 8, 2006) and was brought against certain of our directors and officers purportedly on behalf of the Company. The derivative action alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste, and unjust enrichment pertaining to (1) our restatement of financial results in fiscal year 2006 due to errors in determining our state effective income tax rate and (2) certain of our products and business activities. We believe we have meritorious defenses to the claims in these cases and intend to defend this litigation vigorously. We currently do not believe that we will incur a material loss with respect to this litigation.

RSM McGladrey Litigation
RSM McGladrey Business Services, Inc. and certain of its subsidiaries are parties to a class action filed on July 11, 2006 and entitled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations relating to business valuation services provided by RSM EquiCo, Inc., including allegations of fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition and seeks unspecified damages, restitution and equitable relief. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. The class consists of all RSM EquiCo U.S. clients who signed platform agreements and for whom RSM EquiCo did not ultimately market their business for sale. RSM EquiCo filed a writ petition for interlocutory appeal of this certification ruling, which was denied. We intend to defend this case vigorously. The amount claimed in this action is substantial and could have a material adverse impact on our consolidated results of operations. There can be no assurance regarding the outcome of this matter.
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

Other Claims and Litigation
We are from time to time party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. Some of these investigations, claims and lawsuits pertain to RALs, the electronic filing of customers’ income tax returns, the POM guarantee program, wage and hour claims and investment products. We believe we have meritorious defenses to each of these investigations, claims and lawsuits, and we are defending or intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances, however the ultimate liability with respect to such matters is difficult to predict. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could be material.
In addition to the aforementioned types of matters, we are party to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits (collectively, “Other Claims”) concerning the preparation of customers’ income tax returns, the fees charged customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters and contract disputes. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material adverse effect on our consolidated operating results, financial position or cash flows.

ITEM 1A. RISK FACTORS

Alternative Practice Structure with Public Accounting Firms.  As previously disclosed, under an alternative practice structure arrangement, RSM and M&P and other public accounting firms (collectively, “the Attest Firms”) market their services jointly and provide services to a significant number of common clients. Through an administrative services agreement, RSM also provides operational and administrative support services to the Attest Firms, including accounting, payroll, human resources, marketing, administrative services and personnel, and office space and equipment. In return for these services, RSM receives a management fee and reimbursement of certain costs, mainly for the use of RSM-owned or leased real estate, property and equipment. If the RSM/Attest Firms relationship under the alternative practice structure were to be terminated, RSM could lose key employees and clients and may not be able to recoup its costs associated with the infrastructure used to provide the operational and administrative support services to the Attest Firms. A separation from M&P could result in reduced revenue, increased costs and reduced earnings and, if sufficiently significant, impairment of our investment in RSM.
On July 21, 2009, M&P provided notice of its intent to terminate the administrative services agreement between RSM and M&P. The effect of the notice will be to terminate the alternative practice structure on February 16, 2010, unless revoked or modified prior to that time. RSM and M&P are engaged in arbitration to determine several of their rights and responsibilities under their contracts, including rights of RSM relating to noncompete provisions of the contracts. In addition, the parties have held a series of meetings and discussions regarding several aspects of the relationship between RSM and M&P. If the parties do not reach an agreement to continue their relationship, RSM intends to seek alternative attest firms with which to affiliate and to continue to directly provide a full range of tax and business consulting services. The extent of the impact of a separation by M&P cannot be determined at this time, although it could be material to RSM’s financial condition and results of operations.

There have been no other material changes in our risk factors from those reported at April 30, 2009 in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our purchases of H&R Block common stock during the first quarter of fiscal year 2010 is as follows:

(in 000s, except per share amounts)
			Total Number of Shares	Maximum $Value
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased(1)	per Share	Plans or Programs	the Plans or Programs

May 1 – May 31	-	$-	-	$1,901,419
June 1 – June 30	134	$17.13	-	$1,901,419
July 1 – July 31	70	$16.89	-	$1,901,419

(1)	We purchased 204,373 shares in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on nonvested shares.

ITEM 6. EXHIBITS

10.1		Separation and Release Agreement dated July 28, 2009, by and between HRB Tax Group, Inc. and Timothy C. Gokey.*
10.2		H&R Block, Inc. Executive Severance Plan*
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Extension Calculation Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase
101	.REF	XBRL Taxonomy Extension Reference Linkbase

*	Indicates management contracts, compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

Russell P. Smyth
President and Chief Executive Officer
September 4, 2009

Becky S. Shulman
Senior Vice President, Treasurer and
Chief Financial Officer
September 4, 2009

Jeffrey T. Brown
Vice President and
Corporate Controller
September 4, 2009