Form 10-Q
period 2009-10-31
H&R BLOCK INC
filed 2009-12-09
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on November 30, 2009 was 335,541,241 shares.

Form 10-Q for the Period Ended October 31, 2009

		Page

PART I	Financial Information

Item 1.	Condensed Consolidated Balance Sheets October 31, 2009 and April 30, 2009	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Three and Six Months Ended October 31, 2009 and 2008	2

	Condensed Consolidated Statements of Cash Flows Six Months Ended October 31, 2009 and 2008	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II	Other Information

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 6.	Exhibits	33

SIGNATURES		34

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in 000s, except share and per share amounts)

	October 31, 2009	April 30, 2009

	(Unaudited)

ASSETS
Cash and cash equivalents	$1,432,243	$1,654,663
Cash and cash equivalents – restricted	46,072	51,656
Receivables, less allowance for doubtful accounts of $131,438 and $128,541	461,485	512,814
Prepaid expenses and other current assets	361,186	351,947

Total current assets	2,300,986	2,571,080
Mortgage loans held for investment, less allowance for loan losses of $95,993 and $84,073	671,049	744,899
Property and equipment, at cost, less accumulated depreciation and amortization of $640,595 and $625,075	351,288	368,289
Intangible assets, net	378,112	385,998
Goodwill	856,880	850,230
Other assets	409,044	439,226

Total assets	$4,967,359	$5,359,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Customer banking deposits	$1,493,726	$854,888
Accounts payable, accrued expenses and other current liabilities	608,149	705,945
Accrued salaries, wages and payroll taxes	83,321	259,698
Accrued income taxes	169,004	543,967
Current portion of long-term debt	3,667	8,782
Federal Home Loan Bank borrowings	25,000	25,000

Total current liabilities	2,382,867	2,398,280
Long-term debt	1,032,562	1,032,122
Federal Home Loan Bank borrowings	75,000	75,000
Other noncurrent liabilities	405,833	448,461

Total liabilities	3,896,262	3,953,863

Commitments and contingencies
Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 444,176,510	4,442	4,442
Additional paid-in capital	827,423	836,477
Accumulated other comprehensive income (loss)	66	(11,639)
Retained earnings	2,308,153	2,671,437
Less treasury shares, at cost	(2,068,987)	(2,094,858)

Total stockholders’ equity	1,071,097	1,405,859

Total liabilities and stockholders’ equity	$4,967,359	$5,359,722

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	(Unaudited, amounts in 000s, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,

	2009	2008	2009	2008

Revenues:
Service revenues	$294,958	$316,337	$542,943	$557,057
Interest income	12,113	17,047	24,400	34,894
Product and other revenues	19,010	18,085	34,243	31,427

	326,081	351,469	601,586	623,378

Operating expenses:
Cost of revenues	410,949	438,765	797,399	805,085
Selling, general and administrative	129,685	138,036	232,902	255,240

	540,634	576,801	1,030,301	1,060,325

Operating loss	(214,553)	(225,332)	(428,715)	(436,947)
Other income (expense), net	1,700	(2,121)	4,989	(3,476)

Loss from continuing operations before tax benefit	(212,853)	(227,453)	(423,726)	(440,423)
Income tax benefit	(86,381)	(94,292)	(166,637)	(178,839)

Net loss from continuing operations	(126,472)	(133,161)	(257,089)	(261,584)
Net loss from discontinued operations	(2,115)	(2,713)	(5,132)	(7,009)

Net loss	$(128,587)	$(135,874)	$(262,221)	$(268,593)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.38)	$(0.40)	$(0.77)	$(0.80)
Net loss from discontinued operations	-	(0.01)	(0.01)	(0.02)

Net loss	$(0.38)	$(0.41)	$(0.78)	$(0.82)

Basic and diluted shares	335,346	329,810	334,939	328,475

Dividends per share	$0.15	$0.15	$0.30	$0.29

Comprehensive income (loss):
Net loss	$(128,587)	$(135,874)	$(262,221)	$(268,593)
Change in unrealized gain on available-for-sale securities, net	329	(597)	(418)	(2,564)
Change in foreign currency translation adjustments	2,586	(11,472)	12,123	(11,158)

Comprehensive loss	$(125,672)	$(147,943)	$(250,516)	$(282,315)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, amounts in 000s)

Six Months Ended October 31,	2009	2008

Net cash used in operating activities	$(786,152)	$(665,931)

Cash flows from investing activities:
Principal repayments on mortgage loans held for investment, net	38,693	54,501
Purchases of property and equipment, net	(7,280)	(58,586)
Payments made for business acquisitions, net of cash acquired	(6,606)	(4,709)
Net cash used in investing activities of discontinued operations	-	(48,917)
Other, net	18,473	8,910

Net cash provided by (used in) investing activities	43,280	(48,801)

Cash flows from financing activities:
Repayments of Federal Home Loan Bank borrowings	-	(40,000)
Proceeds from Federal Home Loan Bank borrowings	-	15,000
Repayments of other short-term borrowings	-	(60,000)
Proceeds from other short-term borrowings	-	753,625
Customer banking deposits, net	638,466	(40,595)
Dividends paid	(100,784)	(96,555)
Acquisition of treasury shares	(3,785)	(4,467)
Proceeds from exercise of stock options	8,218	61,699
Proceeds from issuance of common stock, net	-	141,558
Net cash provided by financing activities of discontinued operations	-	4,783
Other, net	(30,884)	8,413

Net cash provided by financing activities	511,231	743,461

Effects of exchange rates on cash	9,221	-

Net increase (decrease) in cash and cash equivalents	(222,420)	28,729
Cash and cash equivalents at beginning of the period	1,654,663	664,897

Cash and cash equivalents at end of the period	$1,432,243	$693,626

Supplementary cash flow data:
Income taxes paid	$196,427	$99,910
Interest paid on borrowings	37,304	38,713
Interest paid on deposits	4,134	10,441
Transfers of loans to foreclosed assets	9,212	62,578

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation
The condensed consolidated balance sheet as of October 31, 2009, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended October 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended October 31, 2009 and 2008 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at October 31, 2009 and for all periods presented have been made.
“H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. In addition, we realigned our segments as discussed in note 12, and accordingly restated segment disclosures for prior periods. These changes had no effect on our results of operations or stockholders’ equity as previously reported.
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
We have evaluated subsequent events through December 9, 2009, the date of issuance of our condensed consolidated financial statements.

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

Concentrations of Risk
Our mortgage loans held for investment include concentrations of loans to borrowers in certain states, which may result in increased exposure to loss as a result of changes in real estate values and underlying economic or market conditions related to a particular geographical location. Approximately 52% of our mortgage loan portfolio consists of loans to borrowers located in the states of Florida, California and New York.

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
On July 21, 2009, M&P provided 210 days notice of its intent to terminate the administrative services agreement. The effect of the notice will be to terminate the alternative practice structure on February 16, 2010, unless revoked or modified prior to that time. As a protective measure, on September 15, 2009, RSM provided notice of its intent to terminate the administrative services agreement. Absent revocation or modification by RSM, the effect of RSM’s notice will be to terminate the alternative practice structure on April 13, 2010 even in the event M&P revokes or modifies the M&P notice. Since July 23, 2009, RSM and M&P have been engaged in arbitration to resolve various disputes regarding their contractual relationship, including the scope and enforceability of restrictive covenants agreed to by M&P. On November 24, 2009, the arbitration panel issued a final and binding ruling regarding the enforceability of the covenants. The ruling is confidential. RSM and M&P are continuing negotiations to determine if there are mutually agreeable changes to the current arrangements that would allow the alternative practice structure with M&P to continue. There are no assurances as to the outcome of these negotiations.

3.	Earnings (Loss) Per Share and Stockholders’ Equity
Basic and diluted loss per share is computed using the two-class method. See note 13 for additional information on our adoption of the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 19.3 million shares for the three and six months ended October 31, 2009, and 23.7 million shares for the three and six months ended October 31, 2008, as the effect would be antidilutive due to the net loss from continuing operations during each period.
The computations of basic and diluted loss per share from continuing operations are as follows:

(in 000s, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008

Net loss from continuing operations attributable to shareholders	$(126,472)	$(133,161)	$(257,089)	$(261,584)
Amounts allocated to participating securities (nonvested shares)	(27)	248	340	447

Net loss from continuing operations attributable to common shareholders	$(126,445)	$(133,409)	$(257,429)	$(262,031)

Basic weighted average common shares	335,346	329,810	334,939	328,475
Potential dilutive shares from stock options and nonvested shares	-	-	-	-
Convertible preferred stock	-	-	-	-

Dilutive weighted average common shares	335,346	329,810	334,939	328,475

Earnings (loss) per share from continuing operations attributable to common shareholders:
Basic	$(0.38)	$(0.40)	$(0.77)	$(0.80)
Diluted	(0.38)	(0.40)	(0.77)	(0.80)

The weighted average shares outstanding for the three and six months ended October 31, 2009 increased to 335.3 million and 334.9 million, respectively, from 329.8 million and 328.5 million for the three and six months ended October 31, 2008, respectively, primarily due to the issuance of shares of our common stock in October 2008.

During the six months ended October 31, 2009 and 2008, we issued 1.6 million and 4.5 million shares of common stock, respectively, due to the exercise of stock options, employee stock purchases and vesting of nonvested shares.
During the six months ended October 31, 2009, we acquired 0.2 million shares of our common stock at an aggregate cost of $3.8 million, and during the six months ended October 31, 2008, we acquired 0.2 million shares at an aggregate cost of $4.5 million. Shares acquired during these periods represented shares swapped or surrendered to us in connection with the vesting of nonvested shares and the exercise of stock options.
During the six months ended October 31, 2009, we granted 4.6 million stock options and 0.9 million nonvested shares and units in accordance with our stock-based compensation plans. The weighted average fair value of options granted was $3.27 for management options and $2.70 for options granted to our seasonal associates. Stock-based compensation expense totaled $4.8 million and $12.1 million for the three and six months ended October 31, 2009, respectively, and $8.5 million and $13.0 million for the three and six months ended October 31, 2008, respectively. At October 31, 2009, unrecognized compensation cost for options totaled $17.1 million, and for nonvested shares and units totaled $23.4 million.

4.	Mortgage Loans Held for Investment and Related Assets
The composition of our mortgage loan portfolio as of October 31, 2009 and April 30, 2009 is as follows:

				(dollars in 000s)

	October 31, 2009		April 30, 2009

As of	Amount	% of Total	Amount	% of Total

Adjustable-rate loans	$472,292	62%	$534,943	65%
Fixed-rate loans	288,824	38%	286,894	35%

	761,116	100%	821,837	100%
Unamortized deferred fees and costs	5,926		7,135
Less: Allowance for loan losses	(95,993)		(84,073)

	$671,049		$744,899

Activity in the allowance for loan losses for the six months ended October 31, 2009 and 2008 is as follows:
(in 000s)

Six Months Ended October 31,	2009	2008

Balance, beginning of the period	$84,073	$45,401
Provision	27,000	38,083
Recoveries	29	3
Charge-offs	(15,109)	(19,835)

Balance, end of the period	$95,993	$63,652

Our loan loss reserve as a percent of mortgage loans was 12.61% at October 31, 2009, compared to 10.23% at April 30, 2009.

In cases where we modify a loan and in so doing grant a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (TDR). TDR loans totaled $159.9 million and $160.7 million at October 31, 2009 and April 30, 2009, respectively. The principal balance of impaired loans and real estate owned as of October 31, 2009 and April 30, 2009 is as follows:
(in 000s)

As of	October 31, 2009	April 30, 2009

Impaired loans:
60 – 89 days	$19,976	$21,415
90+ days, non-accrual	157,282	121,685
TDR loans, accrual	98,547	60,044
TDR loans, non-accrual	61,318	100,697

	337,123	303,841
Real estate owned(1)	38,895	44,533

Total non-performing assets	$376,018	$348,374

(1)	Includes loans accounted for as in-substance foreclosures of $18.3 million and $27.4 million at October 31, 2009 and April 30, 2009, respectively.
Activity related to our real estate owned is as follows:
(in 000s)

Six Months Ended October 31,	2009	2008

Balance, beginning of the period	$44,533	$350
Additions	9,212	62,578
Sales	(10,055)	(3,787)
Impairments	(4,795)	(5,938)

Balance, end of the period	$38,895	$53,203

5.	Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the six months ended October 31, 2009 consist of the following:
(in 000s)

	April 30, 2009	Additions	Impairment	Other	October 31, 2009

Tax Services	$447,591	$6,227	$-	$1,862	$455,680
Business Services	402,639	-	-	(1,439)	401,200

Total	$850,230	$6,227	$-	$423	$856,880

We test goodwill for impairment annually at the beginning of our fourth quarter, or more frequently if events occur which could, more likely than not, reduce the fair value of a reporting unit’s net assets below its carrying value.
We considered the July 21, 2009 notice by M&P of its intent to terminate the administrative services agreement with RSM to represent a significant change in circumstances requiring an interim evaluation of the fair value of our RSM reporting unit. Goodwill of this reporting unit totaled $371.9 million at October 31, 2009. The net carrying value of other intangible assets of RSM totaled $92.4 million at October 31, 2009, including $50.8 million for an indefinite-lived trade name asset. We have concluded that, as of October 31, 2009, the fair value of this reporting unit exceeds its carrying value and also that the net carrying value of other intangible assets is recoverable.
Our conclusion is based on our current assumptions, including, but not limited to, those listed below.

•	We have assumed our noncompete rights are enforceable.
•	We have assumed that, more likely than not, RSM and M&P will continue to collaborate; or, in the event of a separation, RSM will successfully establish an alliance with other attest firms.
•	We have assumed that ongoing negotiations between RSM and M&P will not result in modifications of their relationship that would be materially adverse to the financial interests of RSM.

•	In the event of a separation, we have made various assumptions concerning client retention and post-separation operating margins.
•	In the event of a separation, we have assumed M&P would be able to repay its indebtedness to RSM.
It is difficult to predict the outcome of the above matters, including the outcome of mitigating factors that we are currently pursuing. Therefore, it is possible that changes in our assumptions, based on future events or circumstances, could result in changes in our fair value estimates and corresponding impairment charges.
RSM’s subsidiary, RSM EquiCo, Inc. (RSM EquiCo), which assists clients with capital markets transactions, has experienced declining revenues in the current economic environment. If availability of financing for acquisitions in the middle-market remains limited, revenues may continue to fall below our expectations, which could lead us to consider impairment of the $29.3 million carrying value of goodwill related to our capital markets business.
Intangible assets consist of the following:

						(in 000s)

As of	October 31, 2009			April 30, 2009

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$61,475	$(29,237)	$32,238	$54,655	$(25,267)	$29,388
Noncompete agreements	22,537	(20,808)	1,729	23,263	(20,941)	2,322
Reacquired franchise rights	229,438	(4,045)	225,393	229,438	(1,838)	227,600
Franchise agreements	19,201	(1,173)	18,028	19,201	(533)	18,668
Purchased technology	12,500	(5,219)	7,281	12,500	(4,240)	8,260
Trade name	1,325	(300)	1,025	1,025	(217)	808
Business Services:
Customer relationships	145,177	(115,558)	29,619	146,040	(111,017)	35,023
Noncompete agreements	33,061	(21,031)	12,030	33,068	(19,908)	13,160
Trade name – amortizing	2,600	(2,600)	-	2,600	(2,600)	-
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769

	$582,951	$(204,839)	$378,112	$577,427	$(191,429)	$385,998

Amortization of intangible assets for the three and six months ended October 31, 2009 was $7.5 million and $14.4 million, respectively, and $8.0 million and $13.6 million, for the three and six months ended October 31, 2008, respectively. Estimated amortization of intangible assets for fiscal years 2010 through 2014 is $29.7 million, $27.1 million, $24.1 million, $19.8 million and $16.4 million, respectively.

6.	Income Taxes
We file a consolidated federal income tax return in the United States and file tax returns in various state and foreign jurisdictions. Consolidated tax returns for the years 1999 through 2007 are currently under examination by the Internal Revenue Service. Tax years prior to 1999 are closed by statute. Historically, tax returns in various foreign and state jurisdictions are examined and settled upon completion of the exam.
During the six months ended October 31, 2009, we accrued an additional $0.8 million for interest and penalties related to our uncertain tax positions. We had unrecognized tax benefits of $121.9 million and $124.6 million at October 31, 2009 and April 30, 2009, respectively. The unrecognized tax benefits decreased $2.7 million in the current year, due primarily to positions related to prior years. Except as noted below, we have classified the liability for unrecognized tax benefits, including corresponding accrued interest, as long-term at October 31, 2009, which is included in other noncurrent liabilities on the condensed consolidated balance sheets.
Based upon the expiration of statutes of limitations, payments of tax and other factors in several jurisdictions, we believe it is reasonably possible that the total amount of reserves for previously unrecognized tax benefits may decrease by approximately $16 million within twelve months of October 31, 2009. This portion of our liability for unrecognized tax benefits has been classified as current and is included in accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheets.

7.	Interest Income and Expense
The following table shows the components of interest income and expense of our continuing operations:

	(in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008

Interest income:
Mortgage loans	$8,072	$12,098	$15,968	$25,363
Other	4,041	4,949	8,432	9,531

	$12,113	$17,047	$24,400	$34,894

Interest expense:
Borrowings	$18,514	$21,054	$37,471	$39,226
Deposits	2,284	3,884	4,333	7,927
FHLB advances	508	1,327	1,017	2,655

	$21,306	$26,265	$42,821	$49,808

8.	Fair Value
The following table presents for each hierarchy level the financial assets that are measured at fair value on both a recurring and non-recurring basis at October 31, 2009:

	(dollars in 000s)

	Total	Level 1	Level 2	Level 3

Recurring:
Available-for-sale securities	$40,702	$-	$40,702	$-
Non-recurring:
Impaired mortgage loans held for investment	252,351	-	-	252,351

	$293,053	$-	$40,702	$252,351

As a percentage of total assets	5.9%	-%	0.8%	5.1%

There were no significant changes to the unobservable inputs used in determining the fair values of our level 2 and level 3 financial assets.
The carrying amounts and estimated fair values of our financial instruments at October 31, 2009 are as follows:

(in 000s)

	Carrying	Estimated
	Amount	Fair Value

Mortgage loans held for investment	$671,049	$506,622
IRAs and other time deposits	732,355	732,245
Long-term debt	1,032,562	1,106,878

9.	Regulatory Requirements
H&R Block Bank (HRB Bank) files its regulatory Thrift Financial Report (TFR) on a calendar quarter basis with the Office of Thrift Supervision (OTS). The following table sets forth HRB Bank’s regulatory capital requirements at September 30, 2009, as calculated in the most recently filed TFR:

(dollars in 000s)

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio(1)	$287,082	50.1%	$45,883	8.0%	$57,354	10.0%
Tier 1 risk-based capital ratio(2)	$279,460	48.7%	N/A	N/A	$34,412	6.0%
Tier 1 capital ratio (leverage)(3)	$279,460	19.4%	$172,746	12.0%	$71,977	5.0%
Tangible equity ratio(4)	$279,460	19.4%	$21,593	1.5%	N/A	N/A

(1)	Total risk-based capital divided by risk-weighted assets.
(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.
(3)	Tier 1 (core) capital divided by adjusted total assets.
(4)	Tangible capital divided by tangible assets.
Block Financial LLC (BFC) typically makes capital contributions to HRB Bank to help it meet its capital requirements. Capital contributions totaling $245.0 million were made by BFC during the fiscal year ended April 30, 2009. BFC made capital contributions to HRB Bank of $150.0 million during the six months ended October 31, 2009 and, in November 2009, BFC made an additional capital contribution to HRB Bank of $85.0 million. As of October 31, 2009, HRB Bank’s leverage ratio was 14.6%.

10.	Commitments and Contingencies
Changes in deferred revenue balances related to our Peace of Mind (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the condensed consolidated balance sheets, are as follows:

	(in 000s)

Six Months Ended October 31,	2009	2008

Balance, beginning of period	$146,807	$140,583
Amounts deferred for new guarantees issued	1,351	1,148
Revenue recognized on previous deferrals	(47,044)	(45,826)

Balance, end of period	$101,114	$95,905

The following table summarizes certain of our other contractual obligations and commitments:

		(in 000s)

As of	October 31, 2009	April 30, 2009

Franchise Equity Lines of Credit – undrawn commitment	$29,286	$38,055
Contingent business acquisition obligations	24,973	24,165
Media advertising purchase obligation	45,768	45,768

We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counterparties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the terms of the indemnities may vary and in many cases are limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair value of guarantees and indemnifications relating to our continuing operations is not material as of October 31, 2009.

Discontinued Operations
Sand Canyon Corporation (SCC), formerly Option One Mortgage Corporation, maintains recourse with respect to loans previously sold or securitized under indemnification of loss provisions relating to breach of representations and warranties made to purchasers or insurers. At October 31, 2009 and April 30, 2009, our loan repurchase reserve totaled $201.2 million and $206.6 million, respectively. This liability is included in accounts payable, accrued expenses and other current liabilities on our condensed consolidated balance sheets.

11.	Litigation and Related Contingencies
We are party to investigations, legal claims and lawsuits arising out of our business operations. As required, we accrue our best estimate of loss contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. Amounts accrued, including obligations under indemnifications, totaled $32.9 million and $27.9 million at October 31, 2009 and April 30, 2009, respectively. Litigation is inherently unpredictable and it is difficult to predict the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements.

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
We have settled all but one of the RAL Cases. The sole remaining RAL Case is a putative class action entitled Sandra J. Basile, et al. v. H&R Block, Inc., et al., April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. The plaintiffs seek unspecified actual and punitive damages, injunctive relief, attorneys’ fees and costs. A Pennsylvania class was certified, but later decertified by the trial court in December 2003. The trial court’s decertification decision is currently on appeal. We believe we have meritorious defenses to this case and intend to defend it vigorously. There can be no assurances, however, as to the outcome of this case or its impact on our consolidated results of operations.

Peace of Mind Litigation
We are defendants in lawsuits regarding our Peace of Mind program (collectively, the “POM Cases”), under which our applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The POM Cases are described below.
Lorie J. Marshall, et al.  v. H&R Block Tax Services, Inc., et al., Case No. 08-CV-591 in the U.S. District Court for the Southern District of Illinois, is a putative class action case originally filed in the Circuit Court of Madison County, Illinois on January 18, 2002. The plaintiffs allege that the sale of POM guarantees constitutes (1) statutory fraud by selling insurance without a license, (2) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (3) a breach of fiduciary duty. The plaintiffs seek unspecified damages, attorneys’ fees and costs. The Madison County court ultimately certified a class consisting of all persons residing in 13 states who from January 1, 1997 to final judgment (1) were charged a separate fee for POM by “H&R Block;” (2) were charged a separate fee for POM by an “H&R Block” entity not licensed to sell insurance; or (3) had an unsolicited charge for POM posted to their bills by “H&R Block.” Persons who received the POM guarantee through an H&R Block Premium office were excluded from the class. We subsequently removed the case to federal court in the Southern District of Illinois, where it is now pending. In November 2009, the federal court issued an order effectively vacating the state court’s class certification ruling and allowing plaintiffs time to file a renewed motion for class certification under the federal rules.
There is one other putative class action pending against us in Texas that involves the POM guarantee. This case, styled Desiri L. Soliz v. H&R Block, et al. (Cause No. 03-032-D), was filed on January 23, 2003 in the District Court of Kleberg County, Texas and is pending before the same judge that presided over the Texas RAL Settlement, involves the same plaintiffs’ attorneys that are involved in the Marshall litigation in Illinois, and contains allegations similar to those in the Marshall case. The plaintiff seeks actual and treble damages, equitable relief, attorney fees and costs. No class has been certified in this case.
We believe we have meritorious defenses to the claims in the POM Cases, and we intend to defend them vigorously. The amounts claimed in the POM Cases are substantial, however, and there can be no assurances as to the outcome of these pending actions or their impact on our consolidated results of operations individually or in the aggregate.

Express IRA Litigation
On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) entitled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc. et al. The complaint asserts nationwide jurisdiction and alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. In July 2007, the Supreme Court of the State of New York issued a ruling that dismissed all defendants other than H&R Block Financial Advisors, Inc. (HRBFA) and the claims of common law fraud. The intermediate appellate court reversed this ruling in January 2009. The amount claimed in this case is substantial. We believe we have meritorious defenses to the claims in this case and intend to defend this case vigorously. There can be no assurances, however, as to the outcome of this case or its impact on our consolidated results of operations.
On January 2, 2008, the Mississippi Attorney General filed a lawsuit in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) entitled Jim Hood, Attorney for the State of Mississippi v. H&R Block, Inc., et al. The complaint alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. The defendants have filed a motion to dismiss. We believe we have meritorious defenses to the claims in this case, and we intend to defend this case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.
In addition to the New York and Mississippi Attorney General actions, a number of civil actions were filed against HRBFA and us concerning the Express IRA product, the first of which was filed on March 15, 2006. Except for two cases pending in state court, all of the civil actions have been consolidated by the panel for Multi-District Litigation into a single action styled In re H&R Block, Inc. Express IRA Marketing Litigation (Case No. 06-1786-MD-RED) in the United States District Court for the Western District of Missouri. The amounts claimed in these cases are substantial. We believe we have meritorious defenses to the claims in these cases and intend to defend these cases vigorously, but there can be no assurances as to their outcome or their impact on our consolidated results of operations.
Although we sold HRBFA effective November 1, 2008, we remain responsible for any liabilities relating to the Express IRA litigation through an indemnification agreement.

Securities and Shareholder Litigation
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

In addition, plaintiffs in a shareholder derivative action that was consolidated into the securities litigation filed a separate appeal in March 2008, contending that the derivative action was improperly consolidated. The derivative action is Iron Workers Local 16 Pension Fund v. H&R Block, et al., in the United States District Court for the Western District of Missouri, Case No. 06-cv-00466-ODS (instituted on June 8, 2006) and was brought against certain of our directors and officers purportedly on behalf of the Company. The derivative action alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste, and unjust enrichment pertaining to (1) our restatement of financial results in fiscal year 2006 due to errors in determining our state effective income tax rate and (2) certain of our products and business activities. In September 2009, the appellate court affirmed the dismissal of the securities fraud class action, but reversed the dismissal of the shareholder derivative action. We believe we have meritorious defenses to the claims in the shareholder derivative action and intend to defend the action vigorously. There can be no assurances, however, as to its outcome.

RSM McGladrey Litigation
RSM EquiCo, its parent and certain of its subsidiaries and affiliates, are parties to a class action filed on July 11, 2006 and entitled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations relating to business valuation services provided by RSM EquiCo, including allegations of fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition. Plaintiffs seek unspecified actual and punitive damages, in addition to pre-judgment interest and attorneys’ fees. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. The defendants filed two requests for interlocutory review of the decision, the last of which was denied by the Supreme Court of California on September 30, 2009. A trial date has been set for January 2011.
The certified class consists of all RSM EquiCo U.S. clients who signed platform agreements and for whom RSM EquiCo did not ultimately market their business for sale. The fees paid to RSM EquiCo in connection with these agreements total approximately $185 million, a number which substantially exceeds the equity of RSM EquiCo. We intend to defend this case vigorously. The amount claimed in this action is substantial and could have a material adverse impact on our consolidated results of operations. There can be no assurance regarding the outcome of this matter.
On December 7, 2009, a lawsuit was filed in the Circuit Court of Cook County, Illinois (2009-L-014920) against M&P, RSM and H&R Block entitled Ronald R. Peterson ex rel. Lancelot Investors Fund, L.P., et al. v. McGladrey & Pullen LLP, et al. The complaint, which was filed by the trustee for certain bankrupt investment funds, seeks unspecified damages and asserts claims against M&P for failure to meet generally accepted auditing standards and failure to detect fraud in financial statement audits. The complaint also asserts claims for vicarious liability and alter ego liability against RSM, and for equitable restitution against H&R Block. We are evaluating the claims asserted and have not yet formed an opinion about the case or its materiality.
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
See note 2 for discussion of the arbitration proceeding between RSM and M&P.

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
On June 3, 2008, the Massachusetts Attorney General filed a lawsuit in the Superior Court of Suffolk County, Massachusetts (Case No. 08-2474-BLS) entitled Commonwealth of Massachusetts v. H&R Block, Inc., et al., alleging unfair, deceptive and discriminatory origination and servicing of mortgage loans and seeking equitable relief, disgorgement of profits, restitution and statutory penalties. In November 2008, the court granted a preliminary injunction limiting the ability of the owner of SCC’s former loan servicing business to initiate or advance foreclosure actions against certain loans originated by SCC or its subsidiaries without (1) advance notice to the Massachusetts Attorney General and (2) if the Attorney General objects to foreclosure, approval by the court. The preliminary injunction generally applies to loans meeting all of the following four characteristics: (1) adjustable rate mortgages with an introductory period of three years or less; (2) the borrower has a debt-to-income ratio generally exceeding 50 percent; (3) an introductory interest rate at least 2 percent lower than the fully indexed rate (unless the debt-to-income ratio is 55% or greater); and (4) loan-to-value ratio of 97 percent or certain prepayment penalties. We have appealed this preliminary injunction. We believe the claims in this case are without merit, and we intend to defend this case vigorously. There can be no assurances, however, as to its outcome or its impact on our consolidated results of operations.
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

Other Claims and Litigation
We are from time to time party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. Some of these investigations, claims and lawsuits pertain to RALs, the electronic filing of customers’ income tax returns, the POM guarantee program, wage and hour claims and investment products. We believe we have meritorious defenses to each of these investigations, claims and lawsuits, and we are defending or intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances, however the ultimate liability with respect to such matters is difficult to predict. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse impact on our consolidated results of operations.
In addition to the aforementioned types of matters, we are party to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits (collectively,

“Other Claims”) concerning the preparation of customers’ income tax returns, the fees charged customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters and contract disputes. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material adverse effect on our consolidated operating results.

12.	Segment Information
Results of our continuing operations by reportable operating segment are as follows:

				(in 000s)

			Six Months Ended
	Three Months Ended October 31,		October 31,
	2009	2008	2009	2008

Revenues:
Tax Services	$109,305	$104,734	$197,268	$186,434
Business Services	206,602	233,045	384,220	407,696
Corporate	10,174	13,690	20,098	29,248

	$326,081	$351,469	$601,586	$623,378

Pretax income (loss):
Tax Services	$(172,188)	$(188,125)	$(344,162)	$(351,782)
Business Services	174	13,081	1,495	12,786
Corporate	(40,839)	(52,409)	(81,059)	(101,427)

Loss from continuing operations before tax benefit	$(212,853)	$(227,453)	$(423,726)	$(440,423)

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
These segment changes also resulted in the reclassification of assets between segments. Identifiable assets by reportable segment at October 31, 2009 are as follows:

(in 000s)

Tax Services	$2,790,766
Business Services	857,698
Corporate	1,318,895

$4,967,359

13.	Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This guidance amends the criteria for separating consideration in multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (1) vendor-specific objective evidence; (2) third-party evidence; or (3) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified beginning with our fiscal year 2012. We are currently evaluating the effect of this statement on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 will be effective for our fiscal year 2011. We are currently evaluating the effect of this statement on our consolidated financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166). SFAS 166 is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more disclosure about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. SFAS 166 will be effective at the beginning of our fiscal year 2011. We are currently evaluating the effect of this statement on our consolidated financial statements.
In May 2009, the FASB issued guidance, under Topic 855 – Subsequent Events, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for fiscal years and interim periods ending after June 15, 2009 and is applied prospectively. We adopted the new disclosure requirements in our condensed consolidated financial statements effective July 31, 2009.
In December 2007, the FASB issued guidance, under Topic 805 – Business Combinations, requiring an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction, including non-controlling interests, at the acquisition-date fair value with limited exceptions. This guidance will require acquisition-related expenses to be expensed and will generally require contingent consideration to be recorded as a liability at the time of acquisition. Under this guidance, subsequent changes to deferred tax valuation allowances relating to acquired businesses and acquired liabilities for uncertain tax positions will no longer be applied to goodwill but will instead be typically recognized as an adjustment to income tax expense. We adopted the provisions of this guidance as of May 1, 2009. The adoption did not have a material impact on our consolidated financial statements.
In June 2008, the FASB issued guidance, under Topic 260 – Earnings Per Share, addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the process of allocating earnings for purposes of computing earnings per share. We adopted the provisions of this guidance as of May 1, 2009. The adoption and retrospective application of this guidance did not change the current year or prior period earnings per share amounts for the fiscal quarter. The adoption of this accounting guidance will reduce earnings per share as previously reported for fiscal year 2009 by $0.01. See additional discussion in note 3.

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

Condensed Consolidating Income Statements					(in 000s)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$21,026	$305,055	$-	$326,081

Cost of revenues	-	45,861	365,088	-	410,949
Selling, general and administrative	-	2,457	127,228	-	129,685

Total expenses	-	48,318	492,316	-	540,634

Operating loss	-	(27,292)	(187,261)	-	(214,553)
Other income (expense), net	(212,853)	(2,607)	4,307	212,853	1,700

Loss from continuing operations before tax benefit	(212,853)	(29,899)	(182,954)	212,853	(212,853)
Income tax benefit	(86,381)	(12,294)	(74,087)	86,381	(86,381)

Net loss from continuing operations	(126,472)	(17,605)	(108,867)	126,472	(126,472)
Net loss from discontinued operations	(2,115)	(2,115)	-	2,115	(2,115)

Net loss	$(128,587)	$(19,720)	$(108,867)	$128,587	$(128,587)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$18,326	$334,434	$(1,291)	$351,469

Cost of revenues	-	46,744	392,040	(19)	438,765
Selling, general and administrative	-	17,493	120,639	(96)	138,036

Total expenses	-	64,237	512,679	(115)	576,801

Operating loss	-	(45,911)	(178,245)	(1,176)	(225,332)
Other income (expense), net	(227,453)	460	(2,581)	227,453	(2,121)

Loss from continuing operations before tax benefit	(227,453)	(45,451)	(180,826)	226,277	(227,453)
Income tax benefit	(94,292)	(18,001)	(75,736)	93,737	(94,292)

Net loss from continuing operations	(133,161)	(27,450)	(105,090)	132,540	(133,161)
Net loss from discontinued operations	(2,713)	(3,285)	-	3,285	(2,713)

Net loss	$(135,874)	$(30,735)	$(105,090)	$135,825	$(135,874)

Six Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$44,222	$557,420	$(56)	$601,586

Cost of revenues	-	91,421	705,978	-	797,399
Selling, general and administrative	-	4,955	228,003	(56)	232,902

Total expenses	-	96,376	933,981	(56)	1,030,301

Operating loss	-	(52,154)	(376,561)	-	(428,715)
Other income (expense), net	(423,726)	(3,840)	8,829	423,726	4,989

Loss from continuing operations before tax benefit	(423,726)	(55,994)	(367,732)	423,726	(423,726)
Income tax benefit	(166,637)	(22,986)	(143,651)	166,637	(166,637)

Net loss from continuing operations	(257,089)	(33,008)	(224,081)	257,089	(257,089)
Net loss from discontinued operations	(5,132)	(5,132)	-	5,132	(5,132)

Net loss	$(262,221)	$(38,140)	$(224,081)	$262,221	$(262,221)

Six Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$39,101	$587,006	$(2,729)	$623,378

Cost of revenues	-	92,444	712,656	(15)	805,085
Selling, general and administrative	-	30,544	224,878	(182)	255,240

Total expenses	-	122,988	937,534	(197)	1,060,325

Operating loss	-	(83,887)	(350,528)	(2,532)	(436,947)
Other income (expense), net	(440,423)	(3,890)	414	440,423	(3,476)

Loss from continuing operations before tax benefit	(440,423)	(87,777)	(350,114)	437,891	(440,423)
Income tax benefit	(178,839)	(34,540)	(143,271)	177,811	(178,839)

Net loss from continuing operations	(261,584)	(53,237)	(206,843)	260,080	(261,584)
Net loss from discontinued operations	(7,009)	(8,464)	-	8,464	(7,009)

Net loss	$(268,593)	$(61,701)	$(206,843)	$268,544	$(268,593)

Condensed Consolidating Balance Sheets		(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$-	$1,088,485	$346,151	$(2,393)	$1,432,243
Cash & cash equivalents – restricted	-	386	45,686	-	46,072
Receivables, net	3	111,025	350,457	-	461,485
Mortgage loans held for investment	-	671,049	-	-	671,049
Intangible assets and goodwill, net	-	-	1,234,992	-	1,234,992
Investments in subsidiaries	2,926,151	-	190	(2,926,151)	190
Other assets	-	314,954	806,374	-	1,121,328

Total assets	$2,926,154	$2,185,899	$2,783,850	$(2,928,544)	$4,967,359

Customer deposits	$-	$1,496,119	$-	$(2,393)	$1,493,726
Long-term debt	-	998,425	34,137	-	1,032,562
FHLB borrowings	-	100,000	-	-	100,000
Other liabilities	45	122,724	1,147,205	-	1,269,974
Net intercompany advances	1,855,012	(644,470)	(1,210,542)	-	-
Stockholders’ equity	1,071,097	113,101	2,813,050	(2,926,151)	1,071,097

Total liabilities and stockholders’ equity	$2,926,154	$2,185,899	$2,783,850	$(2,928,544)	$4,967,359

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$-	$241,350	$1,419,535	$(6,222)	$1,654,663
Cash & cash equivalents – restricted	-	4,303	47,353	-	51,656
Receivables, net	38	114,442	398,334	-	512,814
Mortgage loans held for investment	-	744,899	-	-	744,899
Intangible assets and goodwill, net	-	-	1,236,228	-	1,236,228
Investments in subsidiaries	3,289,435	-	194	(3,289,435)	194
Other assets	-	308,481	850,787	-	1,159,268

Total assets	$3,289,473	$1,413,475	$3,952,431	$(3,295,657)	$5,359,722

Customer deposits	$-	$861,110	$-	$(6,222)	$854,888
Long-term debt	-	998,245	33,877	-	1,032,122
FHLB borrowings	-	100,000	-	-	100,000
Other liabilities	2	130,362	1,836,477	12	1,966,853
Net intercompany advances	1,883,612	(827,453)	(1,056,147)	(12)	-
Stockholders’ equity	1,405,859	151,211	3,138,224	(3,289,435)	1,405,859

Total liabilities and stockholders’ equity	$3,289,473	$1,413,475	$3,952,431	$(3,295,657)	$5,359,722

Condensed Consolidating Statements of Cash Flows					(in 000s)

Six Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$5,880	$(14,655)	$(777,377)	$-	$(786,152)

Cash flows from investing:
Mortgage loans originated for investment, net	-	38,693	-	-	38,693
Purchase property & equipment	-	546	(7,826)	-	(7,280)
Net intercompany advances	89,577	-	-	(89,577)	-
Other, net	-	13,847	(1,980)	-	11,867

Net cash provided by (used in) investing activities	89,577	53,086	(9,806)	(89,577)	43,280

Cash flows from financing:
Customer banking deposits	-	634,637	-	3,829	638,466
Dividends paid	(100,784)	-	-	-	(100,784)
Acquisition of treasury shares	(3,785)	-	-	-	(3,785)
Proceeds from stock options	8,218	-	-	-	8,218
Net intercompany advances	-	183,042	(272,619)	89,577	-
Other, net	894	(8,975)	(22,803)	-	(30,884)

Net cash provided by (used in) financing activities	(95,457)	808,704	(295,422)	93,406	511,231

Effects of exchange rates on cash	-	-	9,221	-	9,221

Net increase (decrease) in cash	-	847,135	(1,073,384)	3,829	(222,420)
Cash – beginning of period	-	241,350	1,419,535	(6,222)	1,654,663

Cash – end of period	$-	$1,088,485	$346,151	$(2,393)	$1,432,243

Six Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash used in operating activities:	$(6,752)	$(40,397)	$(618,782)	$-	$(665,931)

Cash flows from investing:
Mortgage loans originated for investment, net	-	54,501	-	-	54,501
Purchase property & equipment	-	(6,822)	(51,764)	-	(58,586)
Net intercompany advances	(112,550)	-	-	112,550	-
Investing cash flows of discontinued operations	-	(48,917)	-	-	(48,917)
Other, net	-	4,407	(206)	-	4,201

Net cash provided by (used in) investing activities	(112,550)	3,169	(51,970)	112,550	(48,801)

Cash flows from financing:
Repayments of short-term borrowings	-	(100,000)	-	-	(100,000)
Proceeds from short-term borrowings	-	768,625	-	-	768,625
Customer banking deposits	-	96,205	-	(136,800)	(40,595)
Dividends paid	(96,555)	-	-	-	(96,555)
Acquisition of treasury shares	(4,467)	-	-	-	(4,467)
Proceeds from stock options	61,699	-	-	-	61,699
Proceeds from issuance of stock	141,558	-	-	-	141,558
Net intercompany advances	-	(533,396)	645,946	(112,550)	-
Financing cash flows of discontinued operations	-	4,783	-	-	4,783
Other, net	17,067	-	(8,654)	-	8,413

Net cash provided by financing activities	119,302	236,217	637,292	(249,350)	743,461

Net increase (decrease) in cash	-	198,989	(33,460)	(136,800)	28,729
Cash – beginning of period	-	34,611	630,933	(647)	664,897

Cash – end of period	$-	$233,600	$597,473	$(137,447)	$693,626

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
On July 21, 2009, M&P provided 210 days notice of its intent to terminate the administrative services agreement. The effect of the notice will be to terminate the alternative practice structure on February 16, 2010, unless revoked or modified prior to that time. As a protective measure, on September 15, 2009, RSM provided notice of its intent to terminate the administrative services agreement. Absent revocation or modification by RSM, the effect of RSM’s notice will be to terminate the alternative practice structure on April 13, 2010 even in the event M&P revokes or modifies the M&P notice. Since July 23, 2009, RSM and M&P have been engaged in arbitration to resolve various disputes regarding their contractual relationship, including the scope and enforceability of restrictive covenants agreed to by M&P. On November 24, 2009, the arbitration panel issued a final and binding ruling regarding the enforceability of the covenants. The ruling is confidential. RSM and M&P are continuing negotiations to determine if there are mutually agreeable changes to the current arrangements that would allow the alternative practice structure with M&P to continue. There are no assurances as to the outcome of these negotiations.

TAX SERVICES
This segment primarily consists of our income tax preparation businesses – retail, online and software. Additionally, this segment includes the product offerings and activities of HRB Bank that primarily support the tax network, our participations in refund anticipation loans, and our commercial tax businesses, which provide tax preparation software to CPAs and other tax preparers.

Tax Services – Operating Results				(in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008

Tax preparation fees	$59,305	$56,907	$92,930	$86,339
Fees from Peace of Mind guarantees	19,130	18,586	47,044	45,826
Fees from Emerald Card activities	9,428	7,757	21,119	18,650
Royalties	6,055	5,299	9,662	8,983
Other	15,387	16,185	26,513	26,636

Total revenues	109,305	104,734	197,268	186,434

Compensation and benefits:
Field wages	54,938	56,085	94,317	95,904
Other wages	28,841	28,072	58,721	56,882
Benefits and other compensation	19,795	19,819	41,111	33,722

	103,574	103,976	194,149	186,508
Occupancy and equipment	93,023	89,700	180,943	175,756
Depreciation and amortization	22,410	19,757	44,726	36,867
Marketing and advertising	15,261	14,396	22,100	19,940
Other	47,225	65,030	99,512	119,145

Total expenses	281,493	292,859	541,430	538,216

Pretax loss	$(172,188)	$(188,125)	$(344,162)	$(351,782)

Three months ended October 31, 2009 compared to October 31, 2008
Tax Services’ revenues increased $4.6 million, or 4.4%, for the three months ended October 31, 2009 over the prior year. Tax preparation fees increased $2.4 million, or 4.2%, primarily as a result of an increase in the volume of tax returns prepared and the November 2008 acquisition of our last major independent franchise operator. This increase was partially offset by the impact of unfavorable exchange rates on our foreign operations.
Total expenses decreased $11.4 million, or 3.9%, for the three months ended October 31, 2009. Occupancy and equipment, and depreciation and amortization expenses combined increased approximately $6 million as a result of the acquisition discussed above. Occupancy costs also increased as we incurred expenses associated with the closure of certain offices. These items were offset by declines in other expenses, which decreased $17.8 million, or 27.4%, primarily as a result of a goodwill impairment and tax and legal expenses in the prior year that did not recur in the current quarter, and, to a lesser extent, cost-saving initiatives.
The pretax loss for the three months ended October 31, 2009 and 2008 was $172.2 million and $188.1 million, respectively.

Six months ended October 31, 2009 compared to October 31, 2008
Tax Services’ revenues increased $10.8 million, or 5.8%, for the six months ended October 31, 2009 over the prior year. Tax preparation fees increased $6.6 million, or 7.6%, primarily as a result of an increase in the volume of tax returns prepared and the acquisition discussed above. This increase was partially offset by the impact of unfavorable exchange rates on our foreign operations.
Total expenses increased $3.2 million, or 0.6%, for the six months ended October 31, 2009 over the prior year. Benefits and other compensation increased $7.4 million, or 21.9%, primarily as a result of severance costs and related payroll taxes in the current year. Occupancy and equipment, and depreciation and amortization expenses combined increased approximately $12 million as a result of the acquisition discussed above. Other expenses decreased $19.6 million or 16.5% primarily as a result of expenses in the prior year that did not recur, as discussed above, and cost-saving initiatives.
The pretax loss for the six months ended October 31, 2009 and 2008 was $344.2 million and $351.8 million, respectively.

BUSINESS SERVICES
This segment offers accounting, tax and consulting services to middle-market companies.

Business Services – Operating Results				(in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008

Tax services	$100,709	$110,569	$178,293	$186,870
Business consulting	61,224	73,249	123,145	126,757
Accounting services	12,520	13,421	24,049	26,381
Capital markets	1,012	4,965	2,529	10,783
Reimbursed expenses	6,204	4,330	10,353	8,535
Other	24,933	26,511	45,851	48,370

Total revenues	206,602	233,045	384,220	407,696

Compensation and benefits	149,309	161,381	283,689	284,289
Occupancy	19,053	20,650	38,502	40,484
Depreciation	5,540	5,480	10,830	11,129
Marketing and advertising	4,721	6,116	9,554	12,206
Amortization of intangible assets	2,942	3,350	5,907	6,769
Other	24,863	22,987	34,243	40,033

Total expenses	206,428	219,964	382,725	394,910

Pretax income	$174	$13,081	$1,495	$12,786

Three months ended October 31, 2009 compared to October 31, 2008
Business Services’ revenues for the three months ended October 31, 2009 decreased $26.4 million, or 11.3% from the prior year. Revenues from tax services decreased $9.9 million, or 8.9%, from the prior year primarily due to lower rates and fewer chargeable hours resulting from reduced client demand given the current economic conditions. Business consulting revenues declined $12.0 million primarily due to decreased demand for discretionary projects, including a large one-time financial institution engagement in the prior year.
Capital markets revenues decreased $4.0 million, or 79.6%, primarily due to an 80% decline in the number of transactions closed in the current year due to the continued weak economic conditions.
Total expenses decreased $13.5 million, or 6.2%, from the prior year. Compensation and benefits decreased $12.1 million, or 7.5%, primarily due to declines in employee compensation and outside contractor costs, both driven by lower revenues. Other expenses increased over the prior year primarily due to increased costs related to litigation, partially offset by our cost reduction program.
Pretax income for the three months ended October 31, 2009 was $0.2 million compared to $13.1 million in the prior year.

Six months ended October 31, 2009 compared to October 31, 2008
Business Services’ revenues for the six months ended October 31, 2009 decreased $23.5 million, or 5.8% from the prior year. Revenues from tax services decreased $8.6 million, or 4.6%, from the prior year primarily due to lower rates and chargeable hours resulting from reduced client demand given the current economic conditions.
Capital markets revenues decreased $8.3 million, or 76.5%, primarily due to a 75% decline in the number of transactions closed in the current year due to the continued weak economic conditions.
Total expenses decreased $12.2 million, or 3.1%, from the prior year. Other expenses decreased $5.8 million primarily as a result of our cost reduction program, partially offset by increased costs related to litigation.
Pretax income for the six months ended October 31, 2009 was $1.5 million compared to $12.8 million in the prior year.

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

Corporate – Operating Results				(in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008

Interest income on mortgage loans held for investment	$8,072	$12,098	$15,968	$25,363
Other	2,102	1,592	4,130	3,885

Total revenues	10,174	13,690	20,098	29,248

Interest expense	19,216	23,632	38,874	46,374
Provision for loan losses	13,400	23,092	27,000	38,083
Compensation and benefits	13,486	12,443	26,787	25,191
Other	4,911	6,932	8,496	21,027

Total expenses	51,013	66,099	101,157	130,675

Pretax loss	$(40,839)	$(52,409)	$(81,059)	$(101,427)

Three months ended October 31, 2009 compared to October 31, 2008
Interest income earned on mortgage loans held for investment for the three months ended October 31, 2009 decreased $4.0 million, or 33.3%, from the prior year, primarily as a result of non-performing loans. Interest expense decreased $4.4 million, or 18.7% due to lower funding costs related to our mortgage loan portfolio and lower corporate borrowings. Our provision for loan losses decreased $9.7 million from the prior year as a result of declining rates of new delinquencies in our static loan portfolio. See related discussion below under “Mortgage Loans Held for Investment.”

Six months ended October 31, 2009 compared to October 31, 2008
Interest income earned on mortgage loans held for investment for the six months ended October 31, 2009 decreased $9.4 million, or 37.0%, from the prior year, primarily as a result of non-performing loans. Interest expense decreased $7.5 million, or 16.2%, due to lower funding costs related to our mortgage loan portfolio and lower corporate borrowings. Our provision for loan losses decreased $11.1 million from the prior year. See related discussion below under “Mortgage Loans Held for Investment.”
Other expenses declined $12.5 million, or 59.6%, primarily due to impairments of residual interests totaling $5.2 million recorded in the prior year, compared with gains of $3.9 million in the current year and a $1.1 million decline in impairments of real estate owned.

Income Taxes
Our effective tax rate for continuing operations was 40.6% and 39.3% for the three and six months ended October 31, 2009, respectively, compared to 41.5% and 40.6% for the three and six months ended October 31, 2008, respectively. Our effective tax rates declined from the prior year due to non-deductible losses from investments in company-owned life insurance assets recorded in the first fiscal quarter of last year. We expect our effective tax rate for full fiscal year 2010 to be approximately 40%.

Mortgage Loans Held for Investment
Mortgage loans held for investment include loans originated by our affiliate, Sand Canyon Corporation (SCC), and purchased by HRB Bank totaling $490.9 million, or approximately 64% of the total loan portfolio at October 31, 2009. We have experienced higher rates of delinquency and have greater exposure to loss with respect to this segment of our loan portfolio. Our remaining loan portfolio totaled $270.2 million and is characteristic of a prime loan portfolio, and we believe subject to a lower loss exposure.

Detail of our mortgage loans held for investment and the related allowance at October 31, 2009 and April 30, 2009 is as follows:

				(dollars in 000s)

	Outstanding	Loan Loss Allowance		%30+ Days
	Principal Balance	Amount	% of Principal	Past Due

As of October 31, 2009:
Purchased from SCC	$490,873	$89,438	18.22%	35.69%
All other	270,243	6,555	2.43%	7.96%

	$761,116	$95,993	12.61%	25.98%

As of April 30, 2009:
Purchased from SCC	$531,233	$78,067	14.70%	28.74%
All other	290,604	6,006	2.07%	4.44%

	$821,837	$84,073	10.23%	20.23%

We recorded provisions for loan losses of $13.4 million and $27.0 million during the three and six months ended October 31, 2009, respectively, compared to $23.1 million and $38.1 million during the three and six months ended October 31, 2008, respectively. Our allowance for loan losses as a percent of mortgage loans was 12.61%, or $96.0 million, at October 31, 2009, compared to 10.23%, or $84.1 million, at April 30, 2009. This allowance represents our best estimate of credit losses inherent in the loan portfolio as of the balance sheet dates.

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
Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under our commercial paper program, unsecured committed lines of credit (CLOCs) and seasonal CLOC used to purchase RAL participations, we believe, that in the absence of any unexpected developments, our existing sources of capital at October 31, 2009 are sufficient to meet our operating needs.
CASH FROM OPERATING ACTIVITIES – Cash used in operations totaled $786.2 million for the first six months of fiscal year 2010, compared with $665.9 million for the same period last year. The increase was primarily due to increases in income tax payments made during the current year.
CASH FROM INVESTING ACTIVITIES – Cash provided by investing activities totaled $43.3 million for the first six months of fiscal year 2010, compared to a use of $48.8 million for the same period last year, primarily as a result of lower capital expenditures and the prior year impact of discontinued operations.
Mortgage Loans Held for Investment. We received net payments of $38.7 million and $54.5 million on our mortgage loans held for investment for the first six months of fiscal years 2010 and 2009, respectively. Cash payments declined primarily due to non-performing loans and continued run-off of our portfolio.
Purchases of Property and Equipment. Total cash paid for property and equipment was $7.3 million and $58.6 million for the first six months of fiscal years 2010 and 2009, respectively.
CASH FROM FINANCING ACTIVITIES – Cash provided by financing activities totaled $511.2 million for the first six months of fiscal year 2010, compared to $743.5 million for the same period last year.
Short-Term Borrowings. In the prior year, we borrowed a net $693.6 million on our CLOCs to fund our off-season working capital needs. Similar borrowings were not required in the current year.
Customer Banking Deposits. Customer banking deposits provided cash of $638.5 million for the six months ended October 31, 2009 compared to using cash of $40.6 million in the prior year. We utilize cash provided by deposit balances as a funding source for our Emerald Advance lines of credit during the tax season. Funding from customer deposits was obtained earlier in the current fiscal year compared to the prior year.
Dividends. We have consistently paid quarterly dividends. Dividends paid totaled $100.8 million and $96.6 million for the six months ended October 31, 2009 and 2008, respectively.

Issuances of Common Stock. Proceeds from the issuance of common stock resulting from stock compensation plans totaled $8.2 million and $61.7 million for the six months ended October 31, 2009 and 2008, respectively. This decline is due to a reduction in stock option exercises and the related tax benefits.
In the prior year, we sold 8.3 million shares of our common stock, without par value, at a price of $17.50 per share in a registered direct offering through subscription agreements with selected institutional investors. We received net proceeds of $141.6 million.
CAPITAL CONTRIBUTIONS TO HRB BANK – Block Financial LLC (BFC) typically makes capital contributions to HRB Bank to help it meet its capital requirements. Capital contributions totaling $245.0 million were made by BFC during the fiscal year ended April 30, 2009. BFC made capital contributions to HRB Bank of $150.0 million during the six months ended October 31, 2009 and, in November 2009, BFC made an additional capital contribution to HRB Bank of $85.0 million.
Historically, capital contributions by BFC have been repaid as a return of capital by HRB Bank as capital requirements decline. During the fiscal year ended April 30, 2009, HRB Bank returned capital of $235.0 million. A return of capital or dividend paid by HRB bank must be approved by the Office of Thrift Supervision (OTS). Although the OTS has approved such payments in the past, there is no assurance that they will continue to do so in the future, in particular if they determine that higher capital levels at HRB Bank are necessary due to non-performing asset levels. In addition, BFC may elect to maintain higher capital levels at HRB Bank.

BORROWINGS
At October 31, 2009, we maintained $2.0 billion in revolving credit facilities to support commercial paper issuance and for general corporate purposes. These CLOCs have a maturity date of August 2010 and an annual facility fee in a range of six to fifteen basis points per annum, based on our credit ratings. We had no balance outstanding as of October 31, 2009. The CLOCs, among other things, require we maintain at least $650.0 million of net worth on the last day of any fiscal quarter. We had net worth of $1.1 billion at October 31, 2009.
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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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
We have settled all but one of the RAL Cases. The sole remaining RAL Case is a putative class action entitled Sandra J. Basile, et al. v. H&R Block, Inc., et al., April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. The plaintiffs seek unspecified actual and punitive damages, injunctive relief, attorneys’ fees and costs. A Pennsylvania class was certified, but later decertified by the trial court in December 2003. The trial court’s decertification decision is currently on appeal. We believe we have meritorious defenses to this case and intend to defend it vigorously. There can be no assurances, however, as to the outcome of this case or its impact on our consolidated results of operations.

Peace of Mind Litigation
We are defendants in lawsuits regarding our Peace of Mind program (collectively, the “POM Cases”), under which our applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The POM Cases are described below.
Lorie J. Marshall, et al.  v. H&R Block Tax Services, Inc., et al., Case No. 08-CV-591 in the U.S. District Court for the Southern District of Illinois, is a putative class action case originally filed in the Circuit Court of Madison County, Illinois on January 18, 2002. The plaintiffs allege that the sale of POM guarantees constitutes (1) statutory fraud by selling insurance without a license, (2) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (3) a breach of fiduciary duty. The plaintiffs seek unspecified damages, attorneys’ fees and costs. The Madison County court ultimately certified a class consisting of all persons residing in 13 states who from January 1, 1997 to final judgment (1) were charged a separate fee for POM by “H&R Block;” (2) were charged a separate fee for POM by an “H&R Block” entity not licensed to sell insurance; or (3) had an unsolicited charge for POM posted to their bills by “H&R Block.” Persons who received the POM guarantee through an H&R Block Premium office were excluded from the class. We subsequently removed the case to federal court in the Southern District of Illinois, where it is now pending. In November 2009, the federal court issued an order effectively vacating the state court’s class certification ruling and allowing plaintiffs time to file a renewed motion for class certification under the federal rules.
There is one other putative class action pending against us in Texas that involves the POM guarantee. This case, styled Desiri L. Soliz v. H&R Block, et al. (Cause No. 03-032-D), was filed on January 23, 2003 in the District Court of Kleberg County, Texas and is pending before the same judge that presided over the Texas RAL Settlement, involves the same plaintiffs’ attorneys that are involved in the Marshall litigation in Illinois, and contains allegations similar to those in the Marshall case. The plaintiff seeks actual and treble damages, equitable relief, attorney fees and costs. No class has been certified in this case.
We believe we have meritorious defenses to the claims in the POM Cases, and we intend to defend them vigorously. The amounts claimed in the POM Cases are substantial, however, and there can be no assurances as to the outcome of these pending actions or their impact on our consolidated results of operations individually or in the aggregate.

Express IRA Litigation
On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) entitled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc. et al. The complaint asserts nationwide jurisdiction and alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. In July 2007, the Supreme Court of the State of New York issued a ruling that dismissed all defendants other than H&R Block Financial Advisors, Inc. (HRBFA) and the claims of common law fraud. The intermediate appellate court reversed this ruling in January 2009. The amount claimed in this case is substantial. We believe we have meritorious defenses to the claims in this case and intend to defend this case vigorously. There can be no assurances, however, as to the outcome of this case or its impact on our consolidated results of operations.
On January 2, 2008, the Mississippi Attorney General filed a lawsuit in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) entitled Jim Hood, Attorney for the State of Mississippi v. H&R Block, Inc., et al. The complaint alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. The defendants have filed a motion to dismiss. We believe we have meritorious defenses to the claims in this case, and we intend to defend this case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.
In addition to the New York and Mississippi Attorney General actions, a number of civil actions were filed against HRBFA and us concerning the Express IRA product, the first of which was filed on March 15, 2006. Except for two cases pending in state court, all of the civil actions have been consolidated by the panel for Multi-District Litigation into a single action styled In re H&R Block, Inc. Express IRA Marketing Litigation (Case No. 06-1786-MD-RED) in the United States District Court for the Western District of Missouri. The

amounts claimed in these cases are substantial. We believe we have meritorious defenses to the claims in these cases and intend to defend these cases vigorously, but there can be no assurances as to their outcome or their impact on our consolidated results of operations.
Although we sold HRBFA effective November 1, 2008, we remain responsible for any liabilities relating to the Express IRA litigation through an indemnification agreement.

Securities and Shareholder Litigation
On April 6, 2007, a putative class action styled In re H&R Block Securities Litigation (Case No. 06-0236-CV-W-ODS) was filed against the Company and certain of its officers in the United States District Court for the Western District of Missouri. The complaint alleged, among other things, deceptive, material and misleading financial statements and failure to prepare financial statements in accordance with generally accepted accounting principles. The complaint sought unspecified damages and equitable relief. The court dismissed the complaint in February 2008, and the plaintiffs appealed the dismissal in March 2008. In addition, plaintiffs in a shareholder derivative action that was consolidated into the securities litigation filed a separate appeal in March 2008, contending that the derivative action was improperly consolidated. The derivative action is Iron Workers Local 16 Pension Fund v. H&R Block, et al., in the United States District Court for the Western District of Missouri, Case No. 06-cv-00466-ODS (instituted on June 8, 2006) and was brought against certain of our directors and officers purportedly on behalf of the Company. The derivative action alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste, and unjust enrichment pertaining to (1) our restatement of financial results in fiscal year 2006 due to errors in determining our state effective income tax rate and (2) certain of our products and business activities. In September 2009, the appellate court affirmed the dismissal of the securities fraud class action, but reversed the dismissal of the shareholder derivative action. We believe we have meritorious defenses to the claims in the shareholder derivative action and intend to defend the action vigorously. There can be no assurances, however, as to its outcome.

RSM McGladrey Litigation
RSM EquiCo, Inc. (RSM EquiCo), its parent and certain of its subsidiaries and affiliates, are parties to a class action filed on July 11, 2006 and entitled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations relating to business valuation services provided by RSM EquiCo, including allegations of fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition. Plaintiffs seek unspecified actual and punitive damages, in addition to pre-judgment interest and attorneys’ fees. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. The defendants filed two requests for interlocutory review of the decision, the last of which was denied by the Supreme Court of California on September 30, 2009. A trial date has been set for January 2011.
The certified class consists of all RSM EquiCo U.S. clients who signed platform agreements and for whom RSM EquiCo did not ultimately market their business for sale. The fees paid to RSM EquiCo in connection with these agreements total approximately $185 million, a number which substantially exceeds the equity of RSM EquiCo. We intend to defend this case vigorously. The amount claimed in this action is substantial and could have a material adverse impact on our consolidated results of operations. There can be no assurance regarding the outcome of this matter.
On December 7, 2009, a lawsuit was filed in the Circuit Court of Cook County, Illinois (2009-L-014920) against M&P, RSM and H&R Block entitled Ronald R. Peterson ex rel. Lancelot Investors Fund, L.P., et al. v. McGladrey & Pullen LLP, et al. The complaint, which was filed by the trustee for certain bankrupt investment funds, seeks unspecified damages and asserts claims against M&P for failure to meet generally accepted auditing standards and failure to detect fraud in financial statement audits. The complaint also asserts claims for vicarious liability and alter ego liability against RSM, and for equitable restitution against H&R Block. We are evaluating the claims asserted and have not yet formed an opinion about the case or its materiality.
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
See note 2 to the condensed consolidated financial statements for discussion of the arbitration proceeding between RSM and M&P.

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
On June 3, 2008, the Massachusetts Attorney General filed a lawsuit in the Superior Court of Suffolk County, Massachusetts (Case No. 08-2474-BLS) entitled Commonwealth of Massachusetts v. H&R Block, Inc., et al., alleging unfair, deceptive and discriminatory origination and servicing of mortgage loans and seeking equitable relief, disgorgement of profits, restitution and statutory penalties. In November 2008, the court granted a preliminary injunction limiting the ability of the owner of SCC’s former loan servicing business to initiate or advance foreclosure actions against certain loans originated by SCC or its subsidiaries without (1) advance notice to the Massachusetts Attorney General and (2) if the Attorney General objects to foreclosure, approval by the court. The preliminary injunction generally applies to loans meeting all of the following four characteristics: (1) adjustable rate mortgages with an introductory period of three years or less; (2) the borrower has a debt-to-income ratio generally exceeding 50 percent; (3) an introductory interest rate at least 2 percent lower than the fully indexed rate (unless the debt-to-income ratio is 55% or greater); and (4) loan-to-value ratio of 97 percent or certain prepayment penalties. We have appealed this preliminary injunction. We believe the claims in this case are without merit, and we intend to defend this case vigorously. There can be no assurances, however, as to its outcome or its impact on our consolidated results of operations.
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

Other Claims and Litigation
We are from time to time party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. Some of these investigations, claims and lawsuits pertain to RALs, the electronic filing of customers’ income tax returns, the POM guarantee program, wage and hour claims and investment products. We believe we have meritorious defenses to each of these investigations, claims and lawsuits, and we are defending or intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances, however the ultimate liability with respect to such matters is difficult to predict. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse impact on our consolidated results of operations.
In addition to the aforementioned types of matters, we are party to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits (collectively, “Other Claims”) concerning the preparation of customers’ income tax returns, the fees charged customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters and contract disputes. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material adverse effect on our consolidated operating results.

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
On July 21, 2009, M&P provided notice of its intent to terminate the administrative services agreement between RSM and M&P. The effect of the notice will be to terminate the alternative practice structure on February 16, 2010, unless revoked or modified prior to that time. As a protective measure, on September 15, 2009, RSM provided notice of its intent to terminate the administrative services agreement. Absent revocation or modification by RSM, the effect of RSM’s notice will be to terminate the alternative practice structure on April 13, 2010, even in the event M&P revokes or modifies the M&P notice. Since July 23, 2009, RSM and M&P have been engaged in arbitration to resolve various disputes regarding their contractual relationship, including the scope and enforceability of restrictive covenants agreed to by M&P. On November 24, 2009, the arbitration panel issued a final and binding ruling regarding the enforceability of the covenants. The ruling is confidential. RSM and M&P are continuing negotiations to determine if there are mutually agreeable changes to the current arrangements that would allow the alternative practice structure with M&P to continue. There are no assurances as to the outcome of these negotiations. If the parties do not reach an agreement to continue their relationship, RSM intends to seek alternative attest firms with which to affiliate and to continue to directly provide a full range of tax and business consulting services. The extent of the impact of a separation by M&P cannot be determined at this time, although it could be material to RSM’s financial condition and results of operations.
There have been no other material changes in our risk factors from those reported at April 30, 2009 in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our purchases of H&R Block common stock during the second quarter of fiscal year 2010 is as follows:

(in 000s, except per share amounts)
			Total Number of Shares	Maximum $ Value
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased(1)	per Share	Plans or Programs	the Plans or Programs

August 1 – August 31	6	$16.72	-	$1,901,419
September 1 – September 30	11	$16.95	-	$1,901,419
October 1 – October 31	1	$18.48	-	$1,901,419

(1)	We purchased 17,782 shares in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on nonvested shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on September 24, 2009, at which time the following directors were elected to serve until the 2010 annual meeting, and the proposals set forth below were voted upon at the meeting and approved by the shareholders.

Nominee	Votes FOR	Votes AGAINST	ABSTAIN

Alan M. Bennett	279,622,213	2,103,069	339,411
Thomas M. Bloch	280,087,477	1,709,735	267,481
Richard C. Breeden	277,318,953	4,389,884	355,856
Robert A. Gerard	277,906,346	2,333,171	1,825,176
Len J. Lauer	277,356,118	2,878,854	1,829,721
David B. Lewis	277,785,382	2,442,647	1,836,664
Tom D. Seip	277,157,681	3,068,581	1,838,431
L. Edward Shaw, Jr.	277,154,982	3,093,990	1,815,721
Russell P. Smyth	279,254,106	2,208,856	601,731
Christianna Wood	277,188,689	3,058,557	1,817,447

Approval of an advisory proposal on the Company’s executive pay-for-performance compensation policies and procedures

Votes For	274,756,904
Votes Against	6,590,018
Abstain	717,771

Approval of a proposal regarding an amendment to the 2003 Long-Term Executive Compensation Plan to increase the aggregate number of shares of Common Stock issuable under the Plan from 10,000,000 to 14,000,000

Votes For	239,445,784
Votes Against	17,628,605
Abstain	380,978
Broker Non-Votes	24,609,326

Ratification of the Appointment of Deloitte & Touche LLP as our Independent Accountants for the Fiscal Year Ended April 30, 2010

Votes For	280,963,609
Votes Against	765,650
Abstain	335,434

ITEM 6. EXHIBITS

31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Extension Calculation Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

Russell P. Smyth
President and Chief Executive Officer
December 9, 2009

Becky S. Shulman
Senior Vice President and
Chief Financial Officer
December 9, 2009

Jeffrey T. Brown
Vice President and
Corporate Controller
December 9, 2009