Form 10-Q
period 2010-01-31
H&R BLOCK INC
filed 2010-03-08
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on February 28, 2010 was 329,233,821 shares.

Form 10-Q for the Period Ended January 31, 2010

		Page

PART I	Financial Information

Item 1.	Condensed Consolidated Balance Sheets January 31, 2010 and April 30, 2009	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Three and Nine Months Ended January 31, 2010 and 2009	2

	Condensed Consolidated Statements of Cash Flows Nine Months Ended January 31, 2010 and 2009	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

PART II	Other Information

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

SIGNATURES		38

EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in 000s, except share and per share amounts)

	January 31, 2010	April 30, 2009

	(Unaudited)

ASSETS
Cash and cash equivalents	$1,727,677	$1,654,663
Cash and cash equivalents – restricted	85,313	51,656
Receivables, less allowance for doubtful accounts of $86,853 and $128,541	2,566,830	512,814
Prepaid expenses and other current assets	344,922	351,947

Total current assets	4,724,742	2,571,080
Mortgage loans held for investment, less allowance for loan losses of $97,269 and $84,073	641,157	744,899
Property and equipment, at cost, less accumulated depreciation and amortization of $653,866 and $625,075	362,170	368,289
Intangible assets, net	371,951	385,998
Goodwill	843,054	850,230
Other assets	467,055	439,226

Total assets	$7,410,129	$5,359,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Short-term borrowings	$1,675,094	$-
Customer banking deposits	2,220,501	854,888
Accounts payable, accrued expenses and other current liabilities	756,501	705,945
Accrued salaries, wages and payroll taxes	182,151	259,698
Accrued income taxes	118,079	543,967
Current portion of long-term debt	2,576	8,782
Current Federal Home Loan Bank borrowings	25,000	25,000

Total current liabilities	4,979,902	2,398,280
Long-term debt	1,032,800	1,032,122
Long-term Federal Home Loan Bank borrowings	75,000	75,000
Other noncurrent liabilities	385,960	448,461

Total liabilities	6,473,662	3,953,863

Commitments and contingencies
Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 437,352,210 and 444,176,510	4,374	4,442
Additional paid-in capital	826,503	836,477
Accumulated other comprehensive income (loss)	1,086	(11,639)
Retained earnings	2,162,406	2,671,437
Less treasury shares, at cost	(2,057,902)	(2,094,858)

Total stockholders’ equity	936,467	1,405,859

Total liabilities and stockholders’ equity	$7,410,129	$5,359,722

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	(Unaudited, amounts in 000s, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009

Revenues:
Service revenues	$744,327	$799,687	$1,287,270	$1,356,744
Product and other revenues	142,179	135,155	176,422	166,582
Interest income	48,346	58,604	72,746	93,498

	934,852	993,446	1,536,438	1,616,824

Operating expenses:
Cost of revenues	645,747	684,567	1,443,146	1,489,652
Selling, general and administrative	194,661	208,814	427,563	464,054

	840,408	893,381	1,870,709	1,953,706

Operating income (loss)	94,444	100,065	(334,271)	(336,882)
Other income (expense), net	3,007	1,674	7,996	(1,802)

Income (loss) from continuing operations before taxes (benefit)	97,451	101,739	(326,275)	(338,684)
Income taxes (benefit)	43,848	34,909	(122,789)	(143,930)

Net income (loss) from continuing operations	53,603	66,830	(203,486)	(194,754)
Net loss from discontinued operations	(2,968)	(19,467)	(8,100)	(26,476)

Net income (loss)	$50,635	$47,363	$(211,586)	$(221,230)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$0.16	$0.20	$(0.61)	$(0.59)
Net loss from discontinued operations	(0.01)	(0.06)	(0.02)	(0.08)

Net income (loss)	$0.15	$0.14	$(0.63)	$(0.67)

Basic shares	332,999	337,338	334,293	331,429

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$0.16	$0.20	$(0.61)	$(0.59)
Net loss from discontinued operations	(0.01)	(0.06)	(0.02)	(0.08)

Net income (loss)	$0.15	$0.14	$(0.63)	$(0.67)

Diluted shares	334,297	338,687	334,293	331,429

Dividends per share	$0.15	$0.15	$0.45	$0.44

Comprehensive income (loss):
Net income (loss)	$50,635	$47,363	$(211,586)	$(221,230)
Change in unrealized gain on available-for-sale securities, net	(464)	(1,707)	(882)	(4,271)
Change in foreign currency translation adjustments	1,484	(3,671)	13,607	(14,829)

Comprehensive income (loss)	$51,655	$41,985	$(198,861)	$(240,330)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, amounts in 000s)

Nine Months Ended January 31,	2010	2009

Net cash used in operating activities	$(2,729,047)	$(2,423,562)

Cash flows from investing activities:
Principal repayments on mortgage loans held for investment, net	56,114	72,150
Purchases of property and equipment, net	(63,242)	(73,913)
Payments made for business acquisitions, net of cash acquired	(10,828)	(290,868)
Proceeds from sale of businesses, net	66,760	11,556
Net cash provided by investing activities of discontinued operations	-	255,066
Other, net	22,370	12,283

Net cash provided by (used in) investing activities	71,174	(13,726)

Cash flows from financing activities:
Repayments of Federal Home Loan Bank borrowings	-	(40,000)
Proceeds from Federal Home Loan Bank borrowings	-	15,000
Repayments of short-term borrowings	(982,774)	(888,983)
Proceeds from short-term borrowings	2,657,436	2,550,281
Customer banking deposits, net	1,365,163	1,326,584
Dividends paid	(151,317)	(147,569)
Repurchase of common stock, including shares surrendered	(154,201)	(7,387)
Proceeds from exercise of stock options	15,678	69,891
Proceeds from issuance of common stock, net	-	141,450
Net cash provided by financing activities of discontinued operations	-	4,783
Other, net	(29,434)	17,544

Net cash provided by financing activities	2,720,551	3,041,594

Effects of exchange rates on cash	10,336	-
Net increase in cash and cash equivalents	73,014	604,306
Cash and cash equivalents at beginning of the period	1,654,663	664,897

Cash and cash equivalents at end of the period	$1,727,677	$1,269,203

Supplementary cash flow data:
Income taxes paid (refunds received), net	$269,774	$(13,006)
Interest paid on borrowings	61,118	70,891
Interest paid on deposits	8,654	11,484
Transfers of loans to foreclosed assets	12,689	62,774

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation
The condensed consolidated balance sheet as of January 31, 2010, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended January 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine months ended January 31, 2010 and 2009 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at January 31, 2010 and for all periods presented have been made.
The accompanying condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.
“H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. In addition, we realigned our segments as discussed in note 14, and accordingly restated segment disclosures for prior periods. These changes had no effect on our results of operations or stockholders’ equity as previously reported.
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

Concentrations of Risk
Our mortgage loans held for investment include concentrations of loans to borrowers in certain states, which may result in increased exposure to loss as a result of changes in real estate values and underlying economic or market conditions related to a particular geographical location. Approximately 51.6% of our mortgage loan portfolio consists of loans to borrowers located in the states of Florida, California and New York.

2.	Alternative Practice Structure with McGladrey & Pullen LLP
McGladrey & Pullen LLP (M&P) is a limited liability partnership, owned 100% by certified public accountants (CPAs), which provides attest services to middle market clients.
Under state accountancy regulations, a firm cannot provide attest services unless it is majority owned and controlled by licensed CPAs. As such, RSM McGladrey, Inc. (RSM) is unable to provide attest services. Since 1999, RSM and M&P have operated in what is known as an “alternative practice structure” (APS). Through the APS, RSM and M&P are able to offer clients a full-range of attest and non-attest services in full compliance with applicable accountancy regulations.
An administrative services agreement between RSM and M&P obligates RSM to provide M&P with administrative services, information technology, office space, non-professional staff, and other infrastructure in exchange for market rate fees from M&P. RSM also provides M&P, at market rates of interest, a working capital credit facility and additional term financing to make acquisitions. Borrowings under the working capital credit facility are limited to the lower of the value of their accounts receivable, work-in-process and fixed assets or $125 million.
On July 21, 2009, M&P provided 210 days notice of its intent to terminate the administrative services agreement, resulting in termination of the APS unless revoked or modified prior to the expiration of the notice period. As a protective measure, on September 15, 2009, RSM also provided notice of its intent to terminate the administrative services agreement. Effective February 3, 2010, RSM and M&P entered into new agreements, withdrawing their prior notices of termination.
Pursuant to a Governance and Operations Agreement effective February 3, 2010, RSM and M&P agreed to be bound by a final award of an arbitration panel, dated as of November 24, 2009, regarding the applicability and enforceability of certain restrictive covenants between the parties. In the event the APS were ever terminated, M&P would generally be prohibited as a result of these restrictive covenants, from (1) engaging in businesses in which RSM operates in for 17 months, (2) soliciting any business with clients or potential clients of RSM or any of its subsidiaries or affiliates for 29 months, and (3) soliciting employees of RSM or any of its subsidiaries or affiliates for 24 months.
Although not required by the Governance and Operations Agreement, all partners of M&P, with the exception of M&P’s Managing Partner, are also managing directors employed by RSM. Approximately 86% of RSM’s managing directors are also partners in M&P. Certain other professional employees are also employed by both M&P and RSM. M&P partners receive distributions from M&P in their capacity as partners, as well as compensation from RSM in their capacity as managing directors. Distributions to M&P partners are based on the profitability of M&P and are not capped by this arrangement. Pursuant to the Governance and Operations Agreement, effective May 1, 2010, the aggregate compensation payable to RSM managing directors by RSM in any given year shall generally equal 67 percent of the combined profits of M&P and RSM less any amounts paid in their capacity as M&P partners. RSM followed a similar practice historically, except that the compensation pool for managing directors was based on 65 percent of combined profits. In practice, this means that variability in the amounts paid to RSM managing directors under these contracts can cause variability in RSM’s operating results. RSM is not entitled to any profits or residual interests of M&P, nor is it obligated to fund losses or capital deficiencies of M&P. Managing directors of RSM have historically participated in stock-based compensation plans of H&R Block. Beginning in fiscal 2011, participation in those plans will cease and be replaced by a non-qualified retirement plan.
The administrative services agreement, financing arrangements, and compensation arrangements described above all represent variable interests of RSM in M&P. Our determination of primary beneficiary of M&P was based on an assessment of which party was most closely associated with M&P. We have concluded that RSM is not the primary beneficiary of M&P and, therefore, the financial results of M&P have not been included in the accompanying condensed consolidated financial statements. RSM does not have an equity interest in M&P, nor does it have the power to direct any activities of M&P. The carrying amounts included in our condensed consolidated balance sheet, and our exposure to economic loss, resulting from our interests in the various agreements with M&P is as follows at January 31, 2010:

(in 000s)

	Carrying Amount	Maximum Exposure to Loss

Revolving credit facility	$60,560	$125,000
Term loans	27,856	27,856
Compensation arrangements	N/A		(1)
Administrative Services Agreement	N/A	81,500	(2)

(1)	As described above, operating results of RSM are exposed to variability caused by compensation arrangements.
(2)	Under this agreement, M&P shares costs with RSM for office space under RSM’s operating leases. M&P’s anticipated share of future lease costs under existing operating leases total $15.2 million, $14.1 million, $12.7 million, $10.8 million and $28.7 million for the fiscal years ended April 30, 2011, 2012, 2013, 2014 and beyond, respectively. RSM could be exposed to loss for these amounts in the event of default by M&P.

3.	Earnings (Loss) Per Share and Stockholders’ Equity
Basic and diluted earnings (loss) per share is computed using the two-class method. See note 15 for additional information on our adoption of the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period.
The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 9.6 million shares and 16.0 million shares for the three months ended January 31, 2010 and 2009, respectively, as the effect would be antidilutive. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 16.8 million shares and 20.2 million shares for the nine months ended January 31, 2010 and 2009, respectively, as the effect would be antidilutive due to the net loss from continuing operations during each period.
The computations of basic and diluted loss per share from continuing operations are as follows:

(in 000s, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009

Net income (loss) from continuing operations attributable to shareholders	$53,603	$66,830	$(203,486)	$(194,754)
Amounts allocated to participating securities (nonvested shares)	(203)	(219)	(530)	(613)

Net income (loss) from continuing operations attributable to common shareholders	$53,400	$66,611	$(204,016)	$(195,367)

Basic weighted average common shares	332,999	337,338	334,293	331,429
Potential dilutive shares	1,298	1,349	-	-

Dilutive weighted average common shares	334,297	338,687	334,293	331,429

Earnings (loss) per share from continuing operations attributable to common shareholders:
Basic	$0.16	$0.20	$(0.61)	$(0.59)
Diluted	0.16	0.20	(0.61)	(0.59)

The weighted average shares outstanding for the three and nine months ended January 31, 2010 totaled 333.0 million and 334.3 million, respectively, compared to 337.3 million and 331.4 million for the three and nine months ended January 31, 2009, respectively.
During the three months ended January 31, 2010, we purchased and immediately retired 6.8 million shares of our common stock at a cost of $150.0 million. We may continue to repurchase and retire common stock or retire shares held in treasury in the future. The cost of shares retired during the period was allocated to the components of stockholders’ equity as follows:

(in 000s)

Common stock	$68
Additional paid-in capital	4,095
Retained earnings	145,839

$150,002

During the nine months ended January 31, 2010 and 2009, we issued 2.2 million and 5.7 million shares of common stock, respectively, due to the exercise of stock options, employee stock purchases and vesting of nonvested shares.
During the nine months ended January 31, 2010, we acquired 0.2 million shares of our common stock at an aggregate cost of $4.2 million, and during the nine months ended January 31, 2009, we acquired 0.4 million shares at an aggregate cost of $7.4 million. Shares acquired during these periods represented shares swapped or surrendered to us in connection with the vesting of nonvested shares and the exercise of stock options.
During the nine months ended January 31, 2010, we granted 4.6 million stock options and 0.9 million nonvested shares and units in accordance with our stock-based compensation plans. The weighted average fair value of options granted was $3.27 for management options and $2.70 for options granted to our seasonal associates. Stock-based compensation expense totaled $7.2 million and $19.3 million for the three and nine months ended January 31, 2010, respectively, and $7.0 million and $20.0 million for the three and nine months ended January 31, 2009, respectively. At January 31, 2010, unrecognized compensation cost for options totaled $14.0 million, and for nonvested shares and units totaled $19.8 million.

4.	Receivables
Receivables consist of the following:

(in 000s)

As of	January 31, 2010	January 31, 2009	April 30, 2009

Participation in tax client loans	$1,109,795	$1,122,347	$29,616
Emerald Advance lines of credit	667,859	688,663	64,029
Business Services receivables	324,085	335,893	322,636
Receivables for tax preparation and related fees	286,732	309,379	50,400
Royalties from franchisees	82,943	80,603	8,741
Loans to franchisees	70,706	66,317	48,831
Other	111,563	125,076	117,102

	2,653,683	2,728,278	641,355
Allowance for doubtful accounts	(86,853)	(85,327)	(128,541)

	$2,566,830	$2,642,951	$512,814

5.	Mortgage Loans Held for Investment and Related Assets
The composition of our mortgage loan portfolio as of January 31, 2010 and April 30, 2009 is as follows:

				(dollars in 000s)

As of	January 31, 2010		April 30, 2009

	Amount	% of Total	Amount	% of Total

Adjustable-rate loans	$449,758	61%	$534,943	65%
Fixed-rate loans	283,040	39%	286,894	35%

	732,798	100%	821,837	100%
Unamortized deferred fees and costs	5,628		7,135
Less: Allowance for loan losses	(97,269)		(84,073)

	$641,157		$744,899

Activity in the allowance for loan losses for the nine months ended January 31, 2010 and 2009 is as follows:
(in 000s)

Nine Months Ended January 31,	2010	2009

Balance, beginning of the period	$84,073	$45,401
Provision	36,050	51,953
Recoveries	38	50
Charge-offs	(22,892)	(21,789)

Balance, end of the period	$97,269	$75,615

Our loan loss reserve as a percent of mortgage loans was 13.27% at January 31, 2010, compared to 10.23% at April 30, 2009.
In cases where we modify a loan and in so doing grant a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (TDR). TDR loans totaled $153.4 million and $160.7 million at January 31, 2010 and April 30, 2009, respectively. The principal balance of impaired loans and real estate owned as of January 31, 2010 and April 30, 2009 is as follows:
(in 000s)

As of	January 31, 2010	April 30, 2009

Impaired loans:
30 – 59 days	$894	$-
60 – 89 days	12,210	21,415
90+ days, non-accrual	162,391	121,685
TDR loans, accrual	103,894	60,044
TDR loans, non-accrual	49,538	100,697

	328,927	303,841
Real estate owned(1)	31,511	44,533

Total non-performing assets	$360,438	$348,374

(1)	Includes loans accounted for as in-substance foreclosures of $16.4 million and $27.4 million at January 31, 2010 and April 30, 2009, respectively.
Activity related to our real estate owned is as follows:
(in 000s)

Nine Months Ended January 31,	2010	2009

Balance, beginning of the period	$44,533	$350
Additions	12,689	62,774
Sales	(17,528)	(5,506)
Impairments	(8,183)	(5,699)

Balance, end of the period	$31,511	$51,919

6.	Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended January 31, 2010 consist of the following:

(in 000s)

	Tax Services	Business Services	Total

Balance at April 30, 2009:
Goodwill	$449,779	$402,639	$852,418
Accumulated impairment losses	(2,188)	-	(2,188)

	447,591	402,639	850,230

Changes:
Acquisitions	9,378	-	9,378
Other	(530)	(1,024)	(1,554)
Impairments	-	(15,000)	(15,000)

Balance at January 31, 2010:
Goodwill	458,627	401,615	860,242
Accumulated impairment losses	(2,188)	(15,000)	(17,188)

	$456,439	$386,615	$843,054

We test goodwill for impairment annually at the beginning of our fourth quarter, or more frequently if events occur which could, more likely than not, reduce the fair value of a reporting unit’s net assets below its carrying value.
RSM EquiCo, Inc. (RSM EquiCo) is a separate reporting unit within our Business Services segment with goodwill totaling approximately $29 million. RSM EquiCo assists clients with capital markets transactions and has experienced declining revenues and profitability in the current economic environment. Accordingly, we evaluated RSM EquiCo’s goodwill for impairment at January 31, 2010. The measurement of impairment of goodwill consists of two steps. In the first step, we compared the fair value of RSM EquiCo, determined using discounted cash flows, to its carrying value. As the results of the first test indicated that the fair value of RSM EquiCo was less than its carrying value, we then performed the second step, which was to determine the implied fair value of RSM EquiCo’s goodwill, and to compare that to its carrying value. The second step included hypothetically valuing all of the tangible and intangible assets of RSM EquiCo. As a result, we recorded an impairment of the reporting unit’s goodwill of $15.0 million during the three months ended January 31, 2010, leaving a remaining goodwill balance of approximately $14 million. The impairment is included in selling, general and administrative expenses on the condensed consolidated statements of operations.
Intangible assets consist of the following:

						(in 000s)

As of	January 31, 2010			April 30, 2009

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$65,544	$(31,199)	$34,345	$54,655	$(25,267)	$29,388
Noncompete agreements	22,875	(21,073)	1,802	23,263	(20,941)	2,322
Reacquired franchise rights	223,773	(5,021)	218,752	229,438	(1,838)	227,600
Franchise agreements	19,201	(1,493)	17,708	19,201	(533)	18,668
Purchased technology	14,500	(5,708)	8,792	12,500	(4,240)	8,260
Trade name	1,325	(350)	975	1,025	(217)	808
Business Services:
Customer relationships	145,177	(117,890)	27,287	146,040	(111,017)	35,023
Noncompete agreements	33,117	(21,596)	11,521	33,068	(19,908)	13,160
Trade name – amortizing	2,600	(2,600)	-	2,600	(2,600)	-
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769

	$583,749	$(211,798)	$371,951	$577,427	$(191,429)	$385,998

Amortization of intangible assets for the three and nine months ended January 31, 2010 was $7.1 million and $21.4 million, respectively, and $6.8 million and $20.4 million, for the three and nine months ended

January 31, 2009, respectively. Estimated amortization of intangible assets for fiscal years 2010 through 2014 is $30.1 million, $27.9 million, $24.9 million, $20.5 million and $17.1 million, respectively.

7.	Borrowings
Borrowings consist of the following:

(in 000s)

As of	January 31, 2010	January 31, 2009	April 30, 2009

Short-term borrowings:
Commercial paper	$792,594	$-	$-
HSBC credit facility	882,500	690,485	-

	$1,675,094	$690,485	$-

Long-term borrowings:
CLOC borrowings, due August 2010	$-	$970,813	$-
Senior Notes, 7.875%, due January 2013	599,633	599,507	599,539
Senior Notes, 5.125%, due October 2014	398,882	398,648	398,706
Other	36,861	42,709	42,659

	1,035,376	2,011,677	1,040,904
Less: Current portion	(2,576)	(9,030)	(8,782)

	$1,032,800	$2,002,647	$1,032,122

At January 31, 2010, we maintained $1.95 billion in revolving credit facilities to support commercial paper issuances and general corporate purposes. These unsecured committed lines of credit (CLOCs) have a maturity date of August 2010 and carry an annual facility fee, based on our credit ratings, between six and fifteen basis points. We had no outstanding balance under the CLOCs as of January 31, 2010. The CLOCs require, among other things, that we maintain a minimum net worth of $650.0 million on the last day of any fiscal quarter. At January 31, 2010, we had net worth of $936.5 million.
Effective January 12, 2010, we entered into a $2.5 billion committed line of credit agreement with HSBC Bank USA, National Association (HSBC) for the purchase of RAL participations. This line is available up to its facility limit through March 30, 2010 and then only up to $120.0 million thereafter through June 30, 2010. The line is subject to covenants similar to those in the CLOC, but secured by the RAL participation interests. At January 31, 2010, there was $882.5 million outstanding under this facility.
On March 4, 2010, we entered into a new CLOC agreement to support commercial paper issuances, general corporate purposes, or for working capital needs. This facility replaced the CLOCs discussed above. The new facility provides funding up to $1.7 billion and matures July 31, 2013. The new facility bears interest at an annual rate of LIBOR plus 1.30% to 2.80% or PRIME plus .30% to 1.80% (depending on the type of borrowing) and includes an annual facility fee of .20% to .70% of the committed amounts, based on our credit ratings. Covenants in the new facility are substantially similar to those in the previous CLOCs including: (1) maintenance of a minimum net worth of $650.0 million on the last day of any fiscal quarter; and (2) reduction of the aggregate outstanding principal amount of short-term debt, as defined in the agreement, to $200.0 million or less for thirty consecutive days during the period March 1 to June 30 of each year (“Clean-down requirement”).
H&R Block Bank (HRB Bank) is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which extends credit to member banks based on eligible collateral. At January 31, 2010, HRB Bank had total FHLB advance capacity of $252.0 million. There was $100.0 million outstanding on this facility, leaving remaining availability of $152.0 million. Mortgage loans held for investment of $487.7 million serve as eligible collateral and are used to determine total capacity.

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
During the nine months ended January 31, 2010, we accrued additional gross interest and penalties of $5.6 million related to our uncertain tax positions. We had gross unrecognized tax benefits of

$124.8 million and $124.6 million at January 31, 2010 and April 30, 2009, respectively. The gross unrecognized tax benefits increased $0.2 million in the current year, due primarily to interest accrual on positions related to prior years. Except as noted below, we have classified the liability for unrecognized tax benefits, including corresponding accrued interest, as long-term at January 31, 2010, which is included in other noncurrent liabilities on the condensed consolidated balance sheets.
Based upon the expiration of statutes of limitations, payments of tax and other factors in several jurisdictions, we believe it is reasonably possible that the total gross amount of reserves for previously unrecognized tax benefits may decrease by approximately $18.2 million within twelve months of January 31, 2010. This portion of our liability for unrecognized tax benefits has been classified as current and is included in accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheets.

9.	Interest Income and Expense
The following table shows the components of operating interest income and expense of our continuing operations:

(in 000s)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009

Interest income:
Mortgage loans	$7,567	$11,131	$23,535	$36,494
Emerald Advance lines of credit	36,867	43,311	39,944	44,539
Other	3,912	4,162	9,267	12,465

	$48,346	$58,604	$72,746	$93,498

Interest expense:
Borrowings	$19,617	$21,623	$57,088	$60,849
Deposits	3,340	3,719	7,673	11,646
FHLB advances	509	1,326	1,526	3,981

	$23,466	$26,668	$66,287	$76,476

10.	Fair Value
The following table presents for each hierarchy level the financial assets that are measured at fair value on both a recurring and non-recurring basis at January 31, 2010:

	(dollars in 000s)

	Total	Level 1	Level 2	Level 3

Recurring:
Available-for-sale securities	$40,956	$-	$40,956	$-
Non-recurring:
Impaired mortgage loans held for investment	244,757	-	-	244,757

	$285,713	$-	$40,956	$244,757

As a percentage of total assets	3.9%	-%	0.6%	3.3%

There were no significant changes to the unobservable inputs used in determining the fair values of our level 2 and level 3 financial assets.
The carrying amounts and estimated fair values of our financial instruments at January 31, 2010 are as follows:

(in 000s)

	Carrying	Estimated
	Amount	Fair Value

Mortgage loans held for investment	$641,157	$473,633
IRAs and other time deposits	747,831	747,148
Long-term debt	1,035,376	1,144,323

11.	Regulatory Requirements
HRB Bank files its regulatory Thrift Financial Report (TFR) on a calendar quarter basis with the Office of Thrift Supervision (OTS). The following table sets forth HRB Bank’s regulatory capital requirements at December 31, 2009, as calculated in the most recently filed TFR:

(dollars in 000s)

					To Be Well
					Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio(1)	$374,952	33.7%	$89,032	8.0%	$111,290	10.0%
Tier 1 risk-based capital ratio(2)	$360,715	32.4%	N/A	N/A	$66,774	6.0%
Tier 1 capital ratio (leverage)(3)	$360,715	16.4%	$264,722	12.0%	$110,301	5.0%
Tangible equity ratio(4)	$360,715	16.4%	$33,090	1.5%	N/A	N/A

(1)	Total risk-based capital divided by risk-weighted assets.
(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.
(3)	Tier 1 (core) capital divided by adjusted total assets.
(4)	Tangible capital divided by tangible assets.
Block Financial LLC (BFC) typically makes capital contributions to HRB Bank to help it meet its capital requirements. BFC made capital contributions to HRB Bank of $235.0 million during the nine months ended January 31, 2010, and $245.0 million during the fiscal year ended April 30, 2009.
As of January 31, 2010, HRB Bank’s leverage ratio was 13.7%.

12.	Commitments and Contingencies
Changes in deferred revenue balances related to our Peace of Mind (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the condensed consolidated balance sheets, are as follows:

	(in 000s)

Nine Months Ended January 31,	2010	2009

Balance, beginning of period	$146,807	$140,583
Amounts deferred for new guarantees issued	21,139	23,480
Revenue recognized on previous deferrals	(58,122)	(56,375)

Balance, end of period	$109,824	$107,688

The following table summarizes certain of our other contractual obligations and commitments:

		(in 000s)

As of	January 31, 2010	April 30, 2009

Franchise Equity Lines of Credit – undrawn commitment	$20,629	$38,055
Contingent business acquisition obligations	25,990	24,165
Media advertising purchase obligation	39,865	45,768

We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counterparties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the terms of the indemnities may vary and in many cases are limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair value of guarantees and indemnifications relating to our continuing operations is not material as of January 31, 2010.

Discontinued Operations
Sand Canyon Corporation (SCC) maintains recourse with respect to loans previously sold or securitized under indemnification of loss provisions relating to breach of representations and warranties made to purchasers or insurers.
At January 31, 2010 and April 30, 2009, our loan repurchase reserve totaled $198.3 million and $206.6 million, respectively. This liability is included in accounts payable, accrued expenses and other current liabilities on our condensed consolidated balance sheets.

13.	Litigation and Related Contingencies
We are party to investigations, legal claims and lawsuits arising out of our business operations. As required, we accrue our best estimate of loss contingencies when we believe a loss is probable and we can reasonably estimate the amount of any such loss. Amounts accrued, including obligations under indemnifications, totaled $31.6 million and $27.9 million at January 31, 2010 and April 30, 2009, respectively. Litigation is inherently unpredictable and it is difficult to predict the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements.

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
Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Case No. 08-CV-591 in the U.S. District Court for the Southern District of Illinois, is a putative class action case originally filed in the Circuit Court of Madison County, Illinois on January 18, 2002. The plaintiffs allege that the sale of POM guarantees constitutes (1) statutory fraud by selling insurance without a license, (2) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (3) a breach of fiduciary duty. The plaintiffs seek unspecified damages, injunctive relief, attorneys’ fees and costs. The Madison County court ultimately certified a class consisting of all persons residing in 13 states who from January 1, 1997 to final judgment (1) were charged a separate fee for POM by “H&R Block;” (2) were charged a separate fee for POM by an “H&R Block” entity not licensed to sell insurance; or (3) had an unsolicited charge for POM posted to their bills by “H&R Block.” Persons who received the POM guarantee through an H&R Block Premium office were excluded from the class. We subsequently removed the case to federal court in the Southern District of Illinois, where it is now pending. In November 2009, the federal court issued an order effectively vacating the state court’s class certification ruling and allowing plaintiffs time to file a renewed motion for class certification under the federal rules. Plaintiffs filed a new motion for class certification seeking certification of an 11-state class. A hearing on plaintiffs’ motion is set for April 30, 2010.
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

Express IRA Litigation
On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) entitled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc. et al. The complaint asserts nationwide jurisdiction and alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. In July 2007, the Supreme Court of the State of New York issued a ruling that dismissed all defendants other than H&R Block Financial Advisors, Inc. (HRBFA) and the claims of common law fraud. The intermediate appellate court reversed this ruling in January 2009. To avoid the cost and inherent risk associated with litigation, we reached an agreement to settle this case and the civil actions described below, subject to approval by the federal court presiding over the civil actions. Details regarding the settlement are described below. We believe we have meritorious defenses to the claims in this case and, if for any reason the settlement is not approved, we will continue to defend this case vigorously. There can be no assurances, however, as to the outcome of this case or its impact on our consolidated results of operations.
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
In addition to the New York and Mississippi Attorney General actions, a number of civil actions were filed against HRBFA and us concerning the Express IRA product, the first of which was filed on March 15, 2006. Except for two cases pending in state court, all of the civil actions have been consolidated by the panel for Multi-District Litigation into a single action styled In re H&R Block, Inc. Express IRA Marketing Litigation (Case No. 06-1786-MD-RED) in the United States District Court for the Western District of Missouri. To avoid the cost and inherent risk associated with litigation, we have reached an agreement to settle these cases and the New York Attorney General action, subject to approval by the federal court presiding over the Multi-District Litigation. The settlement would require a minimum payment of $11.4 million and a maximum payment of $25.4 million. The actual cost of the settlement would depend on the number of claims submitted by class members. The federal court granted preliminary approval of the settlement on January 25, 2010 and scheduled a final fairness hearing on May 17, 2010. We believe we have meritorious defenses to the claims in these cases and, if for any reason the settlement is not approved, we will continue to defend them vigorously. We previously recorded a liability for our best estimate of the expected loss. There can be no assurances, however, as to the outcome of these cases or their impact on our consolidated results of operations.
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

RSM McGladrey Litigation
RSM EquiCo, its parent and certain of its subsidiaries and affiliates, are parties to a class action filed on July 11, 2006 and entitled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al., Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations relating to business valuation services provided by RSM EquiCo, including allegations of fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition. Plaintiffs seek unspecified actual and punitive damages, in addition to pre-judgment interest and attorneys’ fees. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. The defendants filed two requests for interlocutory review of the decision, the last of which was denied by the Supreme Court of California on September 30, 2009. A trial date has been set for January 2011.
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
As more fully described in note 2, RSM and M&P operate in an alternative practice structure. Accordingly, certain claims and lawsuits against M&P could have an impact on RSM. More specifically, any judgments or settlements arising from claims and lawsuits against M&P which exceed its insurance coverage could have a direct adverse effect on M&P’s operations. Although RSM is not responsible for the liabilities of M&P, significant M&P litigation and claims could impair the profitability of the APS and impair the ability to attract and retain clients and quality professionals. This could, in turn, have a material adverse effect on RSM’s operations and impair the value of our investment in RSM. There is no assurance regarding the outcome of any claims or litigation involving M&P.

On December 7, 2009, a lawsuit was filed in the Circuit Court of Cook County, Illinois (2009-L-014920) against M&P, RSM and H&R Block entitled Ronald R. Peterson ex rel. Lancelot Investors Fund, L.P., et al. v. McGladrey & Pullen LLP, et al. The case was removed to the United States District Court for the Northern District of Illinois on December 28, 2009, where it remains pending (Case No. 08-28225). The complaint, which was filed by the trustee for certain bankrupt investment funds, seeks unspecified damages and asserts claims against M&P for failure to meet generally accepted auditing standards and failure to detect fraud in financial statement audits. The complaint also asserts claims for vicarious liability and alter ego liability against RSM, and for equitable restitution against H&R Block. The amount claimed in this case is substantial. We believe we have meritorious defenses to the claims in this case and intend to defend it vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.

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
On June 3, 2008, the Massachusetts Attorney General filed a lawsuit in the Superior Court of Suffolk County, Massachusetts (Case No. 08-2474-BLS) entitled Commonwealth of Massachusetts v. H&R Block, Inc., et al., alleging unfair, deceptive and discriminatory origination and servicing of mortgage loans and seeking equitable relief, disgorgement of profits, restitution and statutory penalties. In November 2008, the court granted a preliminary injunction limiting the ability of the owner of SCC’s former loan servicing business to initiate or advance foreclosure actions against certain loans originated by SCC or its subsidiaries without (1) advance notice to the Massachusetts Attorney General and (2) if the Attorney General objects to foreclosure, approval by the court. An appeal of the preliminary injunction was denied. We believe the claims in this case are without merit, and we intend to defend this case vigorously. There can be no assurances, however, as to its outcome or its impact on our consolidated results of operations.
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

Other Claims and Litigation
We are from time to time party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. Some of these investigations, claims and lawsuits pertain to RALs, the electronic filing of customers’ income tax returns, the POM guarantee program, wage and hour claims and investment products. We believe we have meritorious defenses to each of these investigations, claims and lawsuits, and we are defending or intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances; however the ultimate liability with respect to such matters is difficult to predict. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse impact on our consolidated results of operations.
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

14.	Segment Information
Results of our continuing operations by reportable operating segment are as follows:

				(in 000s)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009

Revenues:
Tax Services	$747,685	$796,866	$944,953	$983,300
Business Services	178,482	185,177	562,702	592,873
Corporate	8,685	11,403	28,783	40,651

	$934,852	$993,446	$1,536,438	$1,616,824

Pretax income (loss):
Tax Services	$131,189	$133,473	$(212,973)	$(218,309)
Business Services	(11,222)	10,695	(9,727)	23,481
Corporate	(22,516)	(42,429)	(103,575)	(143,856)

Income (loss) from continuing operations before income taxes	$97,451	$101,739	$(326,275)	$(338,684)

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
These segment changes also resulted in the reclassification of assets between segments. Identifiable assets by reportable segment at January 31, 2010 are as follows:

(in 000s)

Tax Services	$5,187,631
Business Services	835,074
Corporate	1,387,424

$7,410,129

15.	Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This guidance amends the criteria for separating consideration in multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (1) vendor-specific objective evidence; (2) third-party evidence; or

(3) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified beginning with our fiscal year 2012. We are currently evaluating the effect of this guidance on our consolidated financial statements.
In June 2009, the FASB issued guidance, under Topic 810 – Consolidation. This guidance changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement, and will be effective for our fiscal year 2011. We are currently evaluating the effect of this guidance on our consolidated financial statements.
In June 2009, the FASB issued guidance, under Topic 860 – Transfers and Servicing. This guidance will require more disclosure about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. This guidance will be effective at the beginning of our fiscal year 2011. We are currently evaluating the effect of this guidance on our consolidated financial statements.
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

16.	Condensed Consolidating Financial Statements
BFC is an indirect, wholly-owned consolidated subsidiary of the Company. BFC is the Issuer and the Company is the Guarantor of the Senior Notes issued on January 11, 2008 and October 26, 2004, our CLOCs and other indebtedness issued from time to time. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions.

Condensed Consolidating Income Statements					(in 000s)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$83,291	$851,581	$(20)	$934,852

Cost of revenues	-	86,020	559,799	(72)	645,747
Selling, general and administrative	-	2,881	191,800	(20)	194,661

Total expenses	-	88,901	751,599	(92)	840,408

Operating income (loss)	-	(5,610)	99,982	72	94,444
Other income (expense), net	97,451	(1,609)	4,688	(97,523)	3,007

Income (loss) from continuing operations before taxes (benefit)	97,451	(7,219)	104,670	(97,451)	97,451
Income taxes (benefit)	43,848	(2,721)	46,569	(43,848)	43,848

Net income (loss) from continuing operations	53,603	(4,498)	58,101	(53,603)	53,603
Net loss from discontinued operations	(2,968)	(2,968)	-	2,968	(2,968)

Net income (loss)	$50,635	$(7,466)	$58,101	$(50,635)	$50,635

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$85,044	$908,466	$(64)	$993,446

Cost of revenues	-	79,743	604,819	5	684,567
Selling, general and administrative	-	44,125	164,791	(102)	208,814

Total expenses	-	123,868	769,610	(97)	893,381

Operating income (loss)	-	(38,824)	138,856	33	100,065
Other income (expense), net	101,739	(1,968)	3,610	(101,707)	1,674

Income (loss) from continuing operations before taxes (benefit)	101,739	(40,792)	142,466	(101,674)	101,739
Income taxes (benefit)	34,909	(16,013)	50,942	(34,929)	34,909

Net income (loss) from continuing operations	66,830	(24,779)	91,524	(66,745)	66,830
Net loss from discontinued operations	(19,467)	(20,113)	-	20,113	(19,467)

Net income (loss)	$47,363	$(44,892)	$91,524	$(46,632)	$47,363

Nine Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$127,513	$1,409,001	$(76)	$1,536,438

Cost of revenues	-	177,441	1,265,777	(72)	1,443,146
Selling, general and administrative	-	7,836	419,803	(76)	427,563

Total expenses	-	185,277	1,685,580	(148)	1,870,709

Operating loss	-	(57,764)	(276,579)	72	(334,271)
Other income (expense), net	(326,275)	(5,449)	13,517	326,203	7,996

Loss from continuing operations before tax benefit	(326,275)	(63,213)	(263,062)	326,275	(326,275)
Income tax benefit	(122,789)	(25,707)	(97,082)	122,789	(122,789)

Net loss from continuing operations	(203,486)	(37,506)	(165,980)	203,486	(203,486)
Net loss from discontinued operations	(8,100)	(8,100)	-	8,100	(8,100)

Net loss	$(211,586)	$(45,606)	$(165,980)	$211,586	$(211,586)

Nine Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$124,145	$1,495,472	$(2,793)	$1,616,824

Cost of revenues	-	172,187	1,317,475	(10)	1,489,652
Selling, general and administrative	-	74,669	389,669	(284)	464,054

Total expenses	-	246,856	1,707,144	(294)	1,953,706

Operating loss	-	(122,711)	(211,672)	(2,499)	(336,882)
Other income (expense), net	(338,684)	(5,858)	4,024	338,716	(1,802)

Loss from continuing operations before tax benefit	(338,684)	(128,569)	(207,648)	336,217	(338,684)
Income tax benefit	(143,930)	(50,553)	(92,329)	142,882	(143,930)

Net loss from continuing operations	(194,754)	(78,016)	(115,319)	193,335	(194,754)
Net loss from discontinued operations	(26,476)	(28,577)	-	28,577	(26,476)

Net loss	$(221,230)	$(106,593)	$(115,319)	$221,912	$(221,230)

Condensed Consolidating Balance Sheets		(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$-	$1,333,879	$400,963	$(7,165)	$1,727,677
Cash & cash equivalents – restricted	-	61,893	23,420	-	85,313
Receivables, net	8	1,826,437	740,385	-	2,566,830
Mortgage loans held for investment	-	641,157	-	-	641,157
Intangible assets and goodwill, net	-	-	1,215,005	-	1,215,005
Other assets	2,780,404	362,303	811,844	(2,780,404)	1,174,147

Total assets	$2,780,412	$4,225,669	$3,191,617	$(2,787,569)	$7,410,129

Short-term borrowings	$-	$1,675,094	$-	$-	$1,675,094
Customer deposits	-	2,227,666	-	(7,165)	2,220,501
Long-term debt	-	998,515	34,285	-	1,032,800
FHLB borrowings	-	100,000	-	-	100,000
Other liabilities	65	97,990	1,347,212	-	1,445,267
Net intercompany advances	1,843,880	(981,063)	(862,817)	-	-
Stockholders’ equity	936,467	107,467	2,672,937	(2,780,404)	936,467

Total liabilities and stockholders’ equity	$2,780,412	$4,225,669	$3,191,617	$(2,787,569)	$7,410,129

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$-	$241,350	$1,419,535	$(6,222)	$1,654,663
Cash & cash equivalents – restricted	-	4,303	47,353	-	51,656
Receivables, net	38	114,442	398,334	-	512,814
Mortgage loans held for investment	-	744,899	-	-	744,899
Intangible assets and goodwill, net	-	-	1,236,228	-	1,236,228
Other assets	3,289,435	308,481	850,981	(3,289,435)	1,159,462

Total assets	$3,289,473	$1,413,475	$3,952,431	$(3,295,657)	$5,359,722

Customer deposits	$-	$861,110	$-	$(6,222)	$854,888
Long-term debt	-	998,245	33,877	-	1,032,122
FHLB borrowings	-	100,000	-	-	100,000
Other liabilities	2	130,362	1,836,477	12	1,966,853
Net intercompany advances	1,883,612	(827,453)	(1,056,147)	(12)	-
Stockholders’ equity	1,405,859	151,211	3,138,224	(3,289,435)	1,405,859

Total liabilities and stockholders’ equity	$3,289,473	$1,413,475	$3,952,431	$(3,295,657)	$5,359,722

Condensed Consolidating Statements of Cash Flows					(in 000s)

Nine Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$11,590	$(1,868,572)	$(872,065)	$-	$(2,729,047)

Cash flows from investing:
Mortgage loans originated for investment, net	-	56,114	-	-	56,114
Purchase property & equipment	-	616	(63,858)	-	(63,242)
Payments made for business acquisitions, net of cash acquired	-	-	(10,828)	-	(10,828)
Proceeds from sale of businesses, net	-	-	66,760	-	66,760
Net intercompany advances	276,743	-	-	(276,743)	-
Other, net	-	23,989	(1,619)	-	22,370

Net cash provided by (used in) investing activities	276,743	80,719	(9,545)	(276,743)	71,174

Cash flows from financing:
Repayments of short-term borrowings	-	(982,774)	-	-	(982,774)
Proceeds from short-term borrowings	-	2,657,436	-	-	2,657,436
Customer banking deposits	-	1,366,106	-	(943)	1,365,163
Dividends paid	(151,317)	-	-	-	(151,317)
Repurchase of common stock	(154,201)	-	-	-	(154,201)
Proceeds from stock options	15,678	-	-	-	15,678
Net intercompany advances	-	(151,334)	(125,409)	276,743	-
Other, net	1,507	(9,052)	(21,889)	-	(29,434)

Net cash provided by (used in) financing activities	(288,333)	2,880,382	(147,298)	275,800	2,720,551

Effects of exchange rates on cash	-	-	10,336	-	10,336

Net increase (decrease) in cash	-	1,092,529	(1,018,572)	(943)	73,014
Cash – beginning of period	-	241,350	1,419,535	(6,222)	1,654,663

Cash – end of period	$-	$1,333,879	$400,963	$(7,165)	$1,727,677

Nine Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash used in operating activities:	$(3,360)	$(1,868,531)	$(551,671)	$-	$(2,423,562)

Cash flows from investing:
Mortgage loans originated for investment, net	-	72,150	-	-	72,150
Purchase property & equipment	-	(5,366)	(68,547)	-	(73,913)
Payments made for business acquisitions, net of cash acquired	-	-	(290,868)	-	(290,868)
Proceeds from sale of businesses, net	-	-	11,556	-	11,556
Net intercompany advances	(71,691)	-	-	71,691	-
Investing cash flows of discontinued operations	-	255,066	-	-	255,066
Other, net	-	7,483	4,800	-	12,283

Net cash provided by (used in) investing activities	(71,691)	329,333	(343,059)	71,691	(13,726)

Cash flows from financing:
Repayments of short-term borrowings	-	(928,983)	-	-	(928,983)
Proceeds from short-term borrowings	-	2,565,281	-	-	2,565,281
Customer banking deposits	-	1,326,275	-	309	1,326,584
Dividends paid	(147,569)	-	-	-	(147,569)
Acquisition of treasury shares	(7,387)	-	-	-	(7,387)
Proceeds from stock options	69,891	-	-	-	69,891
Proceeds from issuance of stock	141,450	-	-	-	141,450
Net intercompany advances	-	(448,639)	520,330	(71,691)	-
Financing cash flows of discontinued operations	-	4,783	-	-	4,783
Other, net	18,666	-	(1,122)	-	17,544

Net cash provided by financing activities	75,051	2,518,717	519,208	(71,382)	3,041,594

Net increase (decrease) in cash	-	979,519	(375,522)	309	604,306
Cash – beginning of period	-	34,611	630,933	(647)	664,897

Cash – end of period	$-	$1,014,130	$255,411	$(338)	$1,269,203

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Recent Events. RSM and McGladrey & Pullen LLP (M&P), an independent registered public accounting firm, collaborate to provide accounting, tax and consulting services to clients under an alternative practice structure (APS). RSM and M&P also share in certain common overhead costs through an administrative services agreement. These services are provided by, and coordinated through, RSM, for which RSM receives a management fee.
On July 21, 2009, M&P provided 210 days notice of its intent to terminate the administrative services agreement, resulting in termination of the APS unless revoked or modified prior to the expiration of the notice period. As a protective measure, on September 15, 2009, RSM also provided notice of its intent to terminate the administrative services agreement. Effective February 3, 2010, RSM and M&P entered into new agreements, withdrawing their prior notices of termination. See additional discussion of the new agreements in note 2 to the condensed consolidated financial statements.

TAX SERVICES
This segment primarily consists of our income tax preparation businesses – retail, online and software. Additionally, this segment includes the product offerings and activities of HRB Bank that primarily support the tax network, our participations in refund anticipation loans, and our commercial tax businesses, which provide tax preparation software to CPAs and other tax preparers.

Tax Services – Operating Statistics (U.S. only)

Three Months Ended January 31,	2010	2009

Tax returns prepared (in 000s):
Company-owned operations	2,292	2,579
Franchise operations(1)	1,347	1,339

Total retail operations	3,639	3,918

Software	635	780
Online	719	643
Free File Alliance	201	178

Total digital tax solutions	1,555	1,601

	5,194	5,519

Net average fee per tax return prepared:(2)
Company-owned operations	$205.06	$202.07
Franchise operations	181.20	171.67

	$196.23	$191.68

“Same-office” tax returns prepared (in 000s):(3)
Company-owned operations	2,249	2,335
Franchise operations	1,292	1,376

Total retail operations	3,541	3,711

Offices:
Company-owned	6,431	7,029
Company-owned shared locations(4)	760	1,542

Total company-owned offices	7,191	8,571

Franchise	3,909	3,565
Franchise shared locations(4)	406	787

Total franchise offices	4,315	4,352

	11,506	12,923

(1)	Fiscal year 2009 returns include approximately 112,000 returns prepared in offices we sold or franchised in fiscal year 2010. Tax returns prepared in these offices are presented within company-owned operations for fiscal year 2009.
(2)	Calculated as net tax preparation fees divided by retail tax returns prepared.
(3)	Same-office returns represent returns prepared at 6,978 company-owned and 3,871 franchise offices open in both fiscal year 2010 and 2009. Prior year numbers have been reclassified between company-owned and franchise operations for offices which were refranchised during either year.
(4)	Shared locations include offices located within Sears and other third-party businesses. In the prior year, these locations also included offices within Wal-Mart stores.

Tax Services – Operating Results				(in 000s)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009

Tax preparation fees	$485,277	$534,389	$578,207	$620,728
Royalties	75,174	72,980	84,836	81,963
Loan participation and related fees	38,163	36,766	38,463	36,123
Interest income on Emerald Advance	36,867	43,311	39,944	44,539
Fees from Emerald Card activities	21,814	23,678	42,933	42,328
Fees from Peace of Mind guarantees	11,079	10,549	58,122	56,375
Other	79,311	75,193	102,448	101,244

Total revenues	747,685	796,866	944,953	983,300

Compensation and benefits:
Field wages	208,466	217,927	302,783	313,831
Other wages	29,634	32,822	88,355	89,704
Benefits and other compensation	44,023	51,044	85,134	84,766

	282,123	301,793	476,272	488,301
Occupancy and equipment	98,625	100,981	279,568	276,737
Marketing and advertising	87,670	90,083	109,770	110,023
Bad debt	56,762	62,062	59,034	63,614
Depreciation and amortization	23,226	20,492	67,952	57,359
Supplies	15,409	18,729	23,255	27,657
Other	64,676	69,253	155,659	177,918
Gains on sale of tax offices	(11,995)	-	(13,584)	-

Total expenses	616,496	663,393	1,157,926	1,201,609

Pretax income (loss)	$131,189	$133,473	$(212,973)	$(218,309)

Three months ended January 31, 2010 compared to January 31, 2009
Tax Services’ revenues decreased $49.2 million, or 6.2%, for the three months ended January 31, 2010 from the prior year. Tax preparation fees decreased $49.1 million, or 9.2%, primarily due to an 11.1% decrease in U.S. retail tax returns prepared in company-owned offices, partially offset by a 1.5% increase in the net average fee per U.S. retail tax return. The decrease in U.S. retail tax returns prepared in company-owned offices is primarily due to the following factors:

•	During fiscal year 2010, we sold more than 270 tax offices to franchisees. Approximately 112,000 tax returns prepared in company-owned offices in fiscal year 2009 were prepared by franchisees in 2010. Adjusting for these returns, the decline in tax returns prepared in company-owned offices was 7.1% from fiscal 2009 to 2010.
•	We believe the decline of 7.1% is primarily due to a decline in returns filed with the IRS as well as a 1-2% shift (through February) from assisted tax preparation to do-it-yourself alternatives. We estimate that IRS filings to date are down approximately 4 to 5 percent through February 28, and believe these declines are principally attributable to difficult economic conditions in the U.S., in particular, the extended duration of high unemployment levels.
•	In addition, during fiscal year 2010, we closed certain under-performing offices and exited offices serving clients in Wal-Mart locations. We believe that tax returns prepared declined by approximately 1% (net of client retention through other office locations) as a result of these office closures.
The business of our Tax Services segment is highly seasonal and results for our third quarter represent only a small portion of the tax season. Third quarter results may not be indicative of the results we expect for the entire fiscal year. Tax returns prepared in company-owned and franchise offices through February 28, 2010 decreased 9.4% from the prior year, compared with a 7.1% decline through January 31.
Royalties increased $2.2 million, or 3.0%, due to the conversion of more than 270 company-owned offices into franchises, partially offset by a decline in tax returns prepared in existing franchise offices.
Loan participation and related fees increased $1.4 million, or 3.8%, as lower loan volumes were offset by higher average loan amounts.

Interest income on Emerald Advance lines of credit decreased $6.4 million, or 14.9%. This decline was primarily a result of lower loan volumes due to these lines of credit only being offered to prior year tax clients in fiscal year 2010, and both prior and new clients in fiscal year 2009.
Total expenses decreased $46.9 million, or 7.1%, for the three months ended January 31, 2010. Total compensation and benefits decreased $19.7 million, or 6.5%, primarily as a result of lower commission-based wages due to the decline in the number of tax returns prepared. Bad debt expense decreased $5.3 million, or 8.5%, primarily as a result of lower Emerald Advance lines of credit and RAL volumes, and more restrictive underwriting criteria. Other expenses decreased $4.6 million, or 6.6%, primarily as a result of lower legal expenses. During the three months ended January 31, 2010 we recognized gains of $12.0 million on the sale of certain company-owned offices to franchisees. Gains totaling $45.4 million were deferred at January 31, 2010 and are expected to be recognized principally in the fourth quarter of fiscal year 2010.
The pretax income for the three months ended January 31, 2010 and 2009 was $131.2 million and $133.5 million, respectively.

Nine months ended January 31, 2010 compared to January 31, 2009
Tax Services’ revenues decreased $38.3 million, or 3.9%, for the nine months ended January 31, 2010 from the prior year. Tax preparation fees decreased $42.5 million, or 6.9%, primarily due to a 9.7% decrease in U.S. retail tax returns prepared in company-owned offices, offset by a 1.5% increase in the net average fee per U.S. retail tax return.
Royalties increased $2.9 million, or 3.5%, primarily due to the conversion of more than 270 company-owned offices into franchises, partially offset by a decline in tax returns prepared in existing franchise offices.
Loan participation and related fees increased $2.3 million, or 6.5%, as lower loan volumes were offset by higher average loan amounts.
Interest income on Emerald Advance lines of credit decreased $4.6 million, or 10.3%. This decline was primarily a result of lower loan volumes due to these lines of credit only being offered to prior year tax clients.
Total expenses decreased $43.7 million, or 3.6%, for the nine months ended January 31, 2010. Total compensation and benefits decreased $12.0 million, or 2.5%, primarily as a result of lower commission-based wages due to the decline in the number of tax returns prepared. Bad debt expense decreased $4.6 million, or 7.2%, primarily as a result of lower volumes of Emerald Advance and RAL products. Depreciation and amortization expenses increased $10.6 million, or 18.5%, as a result of amortization of intangible assets related to the November 2008 acquisition of our last major independent franchise operator. Other expenses decreased $22.3 million, or 12.5% primarily as a result of lower legal expenses. In the current year, we recognized gains of $13.6 million on the sale of certain company-owned offices to franchisees.
The pretax loss for the nine months ended January 31, 2010 and 2009 was $213.0 million and $218.3 million, respectively.

BUSINESS SERVICES
This segment offers accounting, tax and consulting services to middle-market companies.

Business Services – Operating Results				(in 000s)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009

Tax services	$72,979	$78,267	$251,272	$265,137
Business consulting	68,887	60,366	192,032	187,123
Accounting services	11,877	13,904	35,926	40,285
Capital markets	3,225	4,762	5,754	15,545
Reimbursed expenses	5,658	5,883	16,011	14,418
Other	15,856	21,995	61,707	70,365

Total revenues	178,482	185,177	562,702	592,873

Compensation and benefits	116,606	121,983	400,295	406,272
Occupancy	14,678	12,456	33,601	37,590
Depreciation	5,224	5,678	16,054	16,807
Marketing and advertising	4,733	6,255	14,287	18,461
Amortization of intangible assets	2,896	3,177	8,803	9,946
Other	45,567	24,933	99,389	80,316

Total expenses	189,704	174,482	572,429	569,392

Pretax income (loss)	$(11,222)	$10,695	$(9,727)	$23,481

Three months ended January 31, 2010 compared to January 31, 2009
Business Services’ revenues for the three months ended January 31, 2010 decreased $6.7 million, or 3.6%, from the prior year. Revenues from tax and accounting services decreased $5.3 million and $2.0 million, respectively, from the prior year primarily due to lower rates and fewer chargeable hours resulting from reduced client demand given the current economic conditions. Business consulting revenues increased $8.5 million, or 14.1%, primarily due to a large engagement in our operational consulting practice.
Total expenses increased $15.2 million, or 8.7%, from the prior year, primarily due to a $15.0 million impairment of goodwill at RSM EquiCo, Inc. (RSM EquiCo), as discussed in note 6 to the condensed consolidated financial statements. Compensation and benefits decreased $5.4 million, or 4.4%, primarily due to headcount reductions driven by reduced client demand. Other expenses increased $20.6 million over the prior year primarily due to the impairment of goodwill.
The pretax loss for the three months ended January 31, 2010 was $11.2 million compared to income of $10.7 million in the prior year.

Nine months ended January 31, 2010 compared to January 31, 2009
Business Services’ revenues for the nine months ended January 31, 2010 decreased $30.2 million, or 5.1%, from the prior year. Revenues from tax and accounting services decreased $13.9 million and $4.4 million, respectively, from the prior year primarily due to lower chargeable hours resulting from reduced client demand given the current economic conditions. Business consulting revenues increased $4.9 million, or 2.6%, primarily due to higher chargeable hours compared to the prior year.
Capital markets revenues decreased $9.8 million, or 63.0%, primarily due to a 47.6% decline in the number of transactions closed in the current year due to the continued weak economic conditions.
Total expenses increased $3.0 million, or 0.5%, from the prior year, as a $15.0 million impairment of goodwill was partially offset by operating cost reductions. Compensation and benefits decreased $6.0 million, or 1.5%, primarily due to headcount reductions driven by reduced client demand. Marketing and advertising decreased $4.2 million, or 22.6%, primarily due to fewer sponsorships and lower advertising costs. Other expenses increased $19.1 million over the prior year primarily due to the impairment of goodwill.
The pretax loss for the nine months ended January 31, 2010 was $9.7 million compared to income of $23.5 million in the prior year.

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

Corporate – Operating Results				(in 000s)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009

Interest income on mortgage loans held for investment	$7,567	$11,131	$23,535	$36,494
Other	1,118	272	5,248	4,157

Total revenues	8,685	11,403	28,783	40,651

Interest expense	19,762	24,431	58,636	70,805
Provision for loan losses	9,050	13,870	36,050	51,953
Compensation and benefits	11,805	16,665	38,592	41,856
Other, net	(9,416)	(1,134)	(920)	19,893

Total expenses	31,201	53,832	132,358	184,507

Pretax loss	$(22,516)	$(42,429)	$(103,575)	$(143,856)

Three months ended January 31, 2010 compared to January 31, 2009
Interest income earned on mortgage loans held for investment for the three months ended January 31, 2010 decreased $3.6 million, or 32.0%, from the prior year, primarily as a result of non-performing loans, declining loan balances and lower interest rates on modified loans. Interest expense declined $4.7 million, or 19.1% due to lower funding costs related to our mortgage loan portfolio and lower corporate borrowings. Our provision for loan losses decreased $4.8 million from the prior year as a result of declining rates of new delinquencies in our static loan portfolio, partially offset by higher loss severity. See related discussion below under “Mortgage Loans Held for Investment.” During the quarter we transferred liabilities relating to previously retained insurance risk to a third-party, and recorded a gain totaling $9.5 million, which is reported above as a reduction of other expenses, net.

Nine months ended January 31, 2010 compared to January 31, 2009
Interest income earned on mortgage loans held for investment for the nine months ended January 31, 2010 declined $13.0 million, or 35.5%, from the prior year, primarily as a result of non-performing loans and declining loan balances and lower interest rates on modified loans. Interest expense declined $12.2 million, or 17.2%, due to lower corporate borrowings and lower funding costs related to our mortgage loan portfolio. Our provision for loan losses decreased $15.9 million from the prior year. See related discussion below under “Mortgage Loans Held for Investment.”
Other expenses, net declined $20.8 million primarily due to impairments of residual interests totaling $4.0 million recorded in the prior year, compared with gains of $6.4 million in the current year and a gain of $9.9 million recorded on the transfer of insurance liabilities to a third-party.

Income Taxes
Our effective tax rate for continuing operations was 45.0% and 34.3% for the three months ended January 31, 2010 and 2009, respectively. The increase in the quarterly rate was primarily due to an increase in income tax reserves and adjustments to the annual estimated tax rate.
Our effective tax rate for continuing operations was 37.6% and 42.5% for the nine months ended January 31, 2010 and 2009, respectively. The decline from the prior year was primarily due to discrete tax reserves in fiscal year 2009, and a decrease in non-deductible losses from investments in company-owned life insurance assets. We expect our effective tax rate for full fiscal year 2010 to be approximately 39%.

Mortgage Loans Held for Investment
Mortgage loans held for investment include loans originated by our affiliate, Sand Canyon Corporation (SCC), and purchased by HRB Bank totaling $465.4 million, or 63.5% of the total loan portfolio at January 31, 2010. We have experienced higher rates of delinquency and have greater exposure to loss with respect to this segment of our loan portfolio. Our remaining loan portfolio totaled $267.4 million and is characteristic of a prime loan portfolio, and we believe subject to a lower loss exposure.
Detail of our mortgage loans held for investment and the related allowance at January 31, 2010 and April 30, 2009 is as follows:

				(dollars in 000s)

	Outstanding	Loan Loss Allowance		% 30+ Days
	Principal Balance	Amount	% of Principal	Past Due

As of January 31, 2010:
Purchased from SCC	$465,426	$87,216	18.74%	37.04%
All other	267,372	10,053	3.76%	9.01%

	$732,798	$97,269	13.27%	27.06%

As of April 30, 2009:
Purchased from SCC	$531,233	$78,067	14.70%	28.74%
All other	290,604	6,006	2.07%	4.44%

	$821,837	$84,073	10.23%	20.23%

We recorded provisions for loan losses of $9.1 million and $36.1 million during the three and nine months ended January 31, 2010, respectively, compared to $13.9 million and $52.0 million during the three and nine months ended January 31, 2009, respectively. Our allowance for loan losses as a percent of mortgage loans was 13.27%, or $97.3 million, at January 31, 2010, compared to 10.23%, or $84.1 million, at April 30, 2009. This allowance represents our best estimate of credit losses inherent in the loan portfolio as of the balance sheet dates.

FINANCIAL CONDITION
These comments should be read in conjunction with the condensed consolidated balance sheets and condensed consolidated statements of cash flows found on pages 1 and 3, respectively.
CAPITAL RESOURCES AND LIQUIDITY – Our sources of capital include cash from operations, issuances of common stock and debt. We use capital primarily to fund working capital, pay dividends, repurchase shares and acquire businesses. Our operations are highly seasonal and therefore generally require the use of cash to fund operating losses during the period May through mid-January.
Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under our commercial paper program, unsecured committed lines of credit (CLOCs) and seasonal CLOC used to purchase RAL participations, we believe, that in the absence of any unexpected developments, our existing sources of capital at January 31, 2010 are sufficient to meet our operating needs.
CASH FROM OPERATING ACTIVITIES – Cash used in operations totaled $2.7 billion for the nine months ended January 31, 2010, compared with $2.4 billion for the same period last year. The increase was primarily due to increases in income tax payments made during the current year.
CASH FROM INVESTING ACTIVITIES – Cash provided by investing activities totaled $71.2 million for the nine months ended January 31, 2010, compared to a use of $13.7 million for the same period last year, primarily as a result of lower payments for business acquisitions, partially offset by a decline in proceeds from the sale of businesses in the current year. In the prior year, we received cash proceeds of $304.0 million from the sale of H&R Block Financial Advisors, Inc. (HRBFA).
Mortgage Loans Held for Investment. We received net payments of $56.1 million and $72.2 million on our mortgage loans held for investment for the first nine months of fiscal years 2010 and 2009, respectively. Cash payments declined primarily due to non-performing loans and continued run-off of our portfolio.
Purchases of Property and Equipment. Total cash paid for property and equipment was $63.2 million and $73.9 million for the first nine months of fiscal years 2010 and 2009, respectively.

Business Acquisitions. Total cash paid for acquisitions was $10.8 million and $290.9 million for the first nine months of fiscal years 2010 and 2009, respectively. In November 2008, we acquired our last major independent franchise operator for an aggregate purchase price of $279.2 million.
Sales of Businesses. In the first nine months of fiscal year 2010, we sold more than 270 tax offices to franchisees for cash proceeds of $66.3 million. In fiscal year 2009, we sold certain tax offices to franchisees for cash proceeds of $9.6 million and sold our financial advisor business for proceeds of $304.0 million.
CASH FROM FINANCING ACTIVITIES – Cash provided by financing activities totaled $2.7 billion for the first nine months of fiscal year 2010, compared to $3.0 billion for the same period last year.
Short-Term Borrowings. We had commercial paper borrowings of $792.6 million outstanding at January 31, 2010. In the same period last year, we borrowed a net $970.8 million on our CLOCs to fund our off-season working capital needs. We also had other short-term borrowings of $882.5 million and $690.5 million outstanding as of January 31, 2010 and 2009, respectively, to fund our participation interests in RALs. See additional discussion under “Borrowings” below.
Customer Banking Deposits. Customer banking deposits provided cash of $1.4 billion for the nine months ended January 31, 2010 compared to $1.3 billion in same period last year. We utilize cash provided by deposit balances as a funding source for our Emerald Advance lines of credit during the tax season.
Dividends. We have consistently paid quarterly dividends. Dividends paid totaled $151.3 million and $147.6 million for the nine months ended January 31, 2010 and 2009, respectively.
Issuances of Common Stock. Proceeds from the issuance of common stock resulting from stock compensation plans totaled $15.7 million and $69.9 million for the nine months ended January 31, 2010 and 2009, respectively. This decline is due to a reduction in stock option exercises and the related tax benefits.
In the prior year, we sold 8.3 million shares of our common stock, without par value, at a price of $17.50 per share in a registered direct offering through subscription agreements with selected institutional investors. We received net proceeds of $141.5 million.
Repurchase and Retirement of Common Stock. During the three months ended January 31, 2010, we purchased and immediately retired 6.8 million shares of our common stock at a cost of $150.0 million. We may continue to repurchase and retire common stock or retire treasury stock in the future.
HRB BANK – Block Financial LLC (BFC) typically makes capital contributions to HRB Bank to help it meet its capital requirements. BFC made capital contributions to HRB Bank of $235.0 million during the nine months ended January 31, 2010. Capital contributions totaling $245.0 million were made by BFC during the fiscal year ended April 30, 2009.
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

BORROWINGS
At January 31, 2010, we maintained $1.95 billion in revolving credit facilities to support commercial paper issuances and general corporate purposes. The CLOCs have a maturity date of August 2010 and carry an annual facility fee, based on our credit ratings, between six and fifteen basis points. We had no outstanding balance under the CLOCs as of January 31, 2010. The CLOCs require, among other things, that we maintain a minimum net worth of $650.0 million on the last day of any fiscal quarter. At January 31, 2010, we had net worth of $936.5 million.
Effective January 12, 2010, we entered into a $2.5 billion committed line of credit agreement with HSBC Bank USA, National Association (HSBC) for the purchase of RAL participations. This line is available up to its facility limit through March 30, 2010 and then only up to $120.0 million thereafter through June 30, 2010. The line is subject to covenants similar to those in the CLOC, but secured by the RAL participation interests. At January 31, 2010, there was $882.5 million outstanding under this facility.
On March 4, 2010, we entered into a new CLOC agreement to support commercial paper issuances, general corporate purposes, or for working capital needs. This facility replaced the CLOCs discussed above. The new facility provides funding up to $1.7 billion and matures July 31, 2013. The new facility bears interest at an annual rate of LIBOR plus 1.30% to 2.80% or PRIME plus .30% to 1.80% (depending on the type of borrowing) and includes an annual facility fee of .20% to .70% of the committed amounts, based on our credit ratings. Covenants in the new facility are substantially similar to those in the previous CLOCs including: (1) maintenance of a minimum net worth of $650.0 million on the last day of any fiscal quarter; and (2) reduction of the aggregate outstanding principal amount of short-term debt, as defined in the agreement, to $200.0 million or less for thirty consecutive days during the period March 1 to June 30 of each year (“Clean-down requirement”).
There have been no other material changes in our borrowings or debt ratings from those reported at April 30, 2009 in our Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information below should be read in conjunction with the information included in note 13 to our condensed consolidated financial statements.

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
Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Case No. 08-CV-591 in the U.S. District Court for the Southern District of Illinois, is a putative class action case originally filed in the Circuit Court of Madison County, Illinois on January 18, 2002. The plaintiffs allege that the sale of POM guarantees constitutes (1) statutory fraud by selling insurance without a license, (2) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (3) a breach of fiduciary duty. The plaintiffs seek unspecified damages, injunctive relief, attorneys’ fees and costs. The Madison County court ultimately certified a class consisting of all persons residing in 13 states who from January 1, 1997 to final judgment (1) were charged a separate fee for POM by “H&R Block;” (2) were charged a separate fee for POM by an “H&R Block” entity not licensed to sell insurance; or (3) had an unsolicited charge for POM posted to their bills by “H&R Block.” Persons who received the POM guarantee through an H&R Block Premium office were excluded from the class. We subsequently removed the case to federal court in the Southern District of Illinois, where it is now pending. In November 2009, the federal court issued an order effectively vacating the state court’s class certification ruling and allowing plaintiffs time to file a renewed motion for class certification under the federal rules. Plaintiffs filed a new motion for class certification seeking certification of an 11-state class. A hearing on plaintiffs’ motion is set for April 30, 2010.
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

Express IRA Litigation
On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) entitled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc. et al. The complaint asserts nationwide jurisdiction and alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. In July 2007, the Supreme Court of the State of New York issued a ruling that dismissed all defendants other than H&R Block Financial Advisors, Inc. (HRBFA) and the claims of common law fraud. The intermediate appellate court reversed this ruling in January 2009. To avoid the cost and inherent risk associated with litigation, we reached an agreement to settle this case and the civil actions described below, subject to approval by the federal court presiding over the civil actions. Details regarding the settlement are described below. We believe we have meritorious defenses to the claims in this case and, if for any reason the settlement is not approved, we will continue to defend this case vigorously. There can be no assurances, however, as to the outcome of this case or its impact on our consolidated results of operations.
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
In addition to the New York and Mississippi Attorney General actions, a number of civil actions were filed against HRBFA and us concerning the Express IRA product, the first of which was filed on March 15, 2006. Except for two cases pending in state court, all of the civil actions have been consolidated by the panel for Multi-District Litigation into a single action styled In re H&R Block, Inc. Express IRA Marketing Litigation (Case No. 06-1786-MD-RED) in the United States District Court for the Western District of Missouri. To avoid the cost and inherent risk associated with litigation, we have reached an agreement to settle these cases and the New York Attorney General action, subject to approval by the federal court presiding over the Multi-District Litigation. The settlement would require a minimum payment of $11.4 million and a maximum payment of $25.4 million. The actual cost of the settlement would depend on the number of claims submitted by class members. The federal court granted preliminary approval of the settlement on January 25, 2010 and scheduled a final fairness hearing on May 17, 2010. We believe we have meritorious defenses to the claims in these cases and, if for any reason the settlement is not approved, we will continue to defend them vigorously. We previously recorded a liability for our best estimate of the expected loss. There can be no assurances, however, as to the outcome of these cases or their impact on our consolidated results of operations.
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

RSM McGladrey Litigation
RSM EquiCo, its parent and certain of its subsidiaries and affiliates, are parties to a class action filed on July 11, 2006 and entitled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al., Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations relating to business valuation services provided by RSM EquiCo, including allegations of fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition. Plaintiffs seek unspecified actual and punitive damages, in addition to pre-judgment interest and attorneys’ fees. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. The defendants filed two requests for interlocutory review of the decision, the last of which was denied by the Supreme Court of California on September 30, 2009. A trial date has been set for January 2011.
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
As more fully described in note 2 to the condensed consolidated financial statements, RSM and M&P operate in an alternative practice structure. Accordingly, certain claims and lawsuits against M&P could have an impact on RSM. More specifically, any judgments or settlements arising from claims and lawsuits against M&P which exceed its insurance coverage could have a direct adverse effect on M&P’s operations. Although RSM is not responsible for the liabilities of M&P, significant M&P litigation and claims could impair the profitability of the APS and impair the ability to attract and retain clients and quality professionals. This could, in turn, have a material adverse effect on RSM’s operations and impair the value of our investment in RSM. There is no assurance regarding the outcome of any claims or litigation involving M&P.
On December 7, 2009, a lawsuit was filed in the Circuit Court of Cook County, Illinois (2009-L-014920) against M&P, RSM and H&R Block entitled Ronald R. Peterson ex rel. Lancelot Investors Fund, L.P., et al. v. McGladrey & Pullen LLP, et al. The case was removed to the United States District Court for the Northern District of Illinois on December 28, 2009, where it remains pending (Case No. 08-28225). The complaint, which was filed by the trustee for certain bankrupt investment funds, seeks unspecified damages and asserts claims against M&P for failure to meet generally accepted auditing standards and failure to detect fraud in financial statement audits. The complaint also asserts claims for vicarious liability and alter ego liability against RSM, and for equitable restitution against H&R Block. The amount claimed in this case is substantial. We believe we have meritorious defenses to the claims in this case and intend to defend it vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.

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
On June 3, 2008, the Massachusetts Attorney General filed a lawsuit in the Superior Court of Suffolk County, Massachusetts (Case No. 08-2474-BLS) entitled Commonwealth of Massachusetts v. H&R Block, Inc., et al., alleging unfair, deceptive and discriminatory origination and servicing of mortgage loans and seeking equitable relief, disgorgement of profits, restitution and statutory penalties. In November 2008, the court granted a preliminary injunction limiting the ability of the owner of SCC’s former loan servicing business to initiate or advance foreclosure actions against certain loans originated by SCC or its subsidiaries without (1) advance notice to the Massachusetts Attorney General and (2) if the Attorney General objects to foreclosure, approval by the court. An appeal of the preliminary injunction was denied. We believe the claims in this case are without merit, and we intend to defend this case vigorously. There can be no assurances, however, as to its outcome or its impact on our consolidated results of operations.
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

Other Claims and Litigation
We are from time to time party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. Some of these investigations, claims and lawsuits pertain to RALs, the electronic filing of customers’ income tax returns, the POM guarantee program, wage and hour claims and investment products. We believe we have meritorious defenses to each of these investigations, claims and lawsuits, and we are defending or intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances; however the ultimate liability with respect to such matters is difficult to predict. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse impact on our consolidated results of operations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
A summary of our purchases of H&R Block common stock during the third quarter of fiscal year 2010 is as follows:

(in 000s, except per share amounts)
			Total Number of Shares	Maximum $ Value
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased(1)	per Share	Plans or Programs(2)	the Plans or Programs(2)

November 1 – November 30	17	$18.53	-	$1,901,419
December 1 – December 31	3,887	$21.81	3,887	$1,816,707
January 1 – January 31	2,942	$22.21	2,937	$1,751,530

(1)	We purchased 21,366 shares in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on nonvested shares.

(2)	In June 2008, our Board of Directors rescinded previous authorizations to repurchase shares of our common stock, and approved an authorization to purchase up to $2.0 billion of our common stock through June 2012.

ITEM 5. OTHER INFORMATION

On March 4, 2010, BFC, a wholly owned subsidiary of H&R Block, Inc. (the “Company”), entered into a new $1.7 billion Credit and Guarantee Agreement (the “2010 Credit Facility”), among BFC, as Borrower, the Company, as Guarantor, various lenders, and Bank of America, N.A., as Administrative Agent.
The 2010 Credit Facility will expire on July 31, 2013, at which time all outstanding amounts thereunder will be due and payable. Funds available under the 2010 Credit Facility may be used for paying at maturity commercial paper issued by BFC from time to time, for general corporate purposes, or for working capital needs. The 2010 Credit Facility bears interest at an annual rate of LIBOR plus 1.30% to 2.8% or PRIME plus .30% to 1.8% (depending on the type of borrowing) and includes an annual facility fee of .20% to .70% of the committed amounts. Actual rates within these ranges will be based on the Company’s then current credit ratings.
The 2010 Credit Facility is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains representations, warranties, covenants and events of default customary for financings of this type, including, without limitation (1) a covenant requiring the Company to maintain a consolidated net worth of at least $650.0 million at the last day of any fiscal quarter, (2) a covenant requiring the Company to reduce the aggregate outstanding principal amount of Short-Term Debt to $200.0 million or less for thirty consecutive days during the period from March 1 to June 30 of each year, and (3) covenants restricting the Company’s and BFC’s ability to incur additional debt, incur liens, merge or consolidate with other companies, sell or dispose of their respective assets (including equity interests), liquidate or dissolve, make investments, loans, advances, guarantees and acquisitions, and engage in certain transactions with affiliates.
If an event of default by the Company or BFC under the 2010 Credit Agreement occurs and is continuing, the Administrative Agent (1) may, with the consent of the requisite lenders, or (2) shall, at the request of the requisite lenders, terminate the 2010 Credit Facility and declare the loans then outstanding, together with any accrued interest thereon and all fees and other obligations of the Company and BFC thereunder, to be immediately due and payable.
In connection with the entering into of the 2010 Credit Facility described above, on March 4, 2010, BFC terminated (1) the Five-Year Credit and Guarantee Agreement, dated as of August 10, 2005, among BFC, as Borrower, the Company, as Guarantor, various lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and (2) the Amended and Restated Five-Year Credit and Guarantee Agreement, dated as of August 10, 2005, among BFC, as Borrower, the Company, as Guarantor, various lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (collectively, the “2005 Credit Facilities”). The 2005 Credit Facilities were due to expire on August 9, 2010 and provided BFC with an aggregate borrowing amount of $1.95 billion. The terms of 2005 Credit Facilities were substantially similar to the terms of the 2010 Credit Facility.

From time to time in the ordinary course of their respective businesses, certain of the lenders under the 2005 Credit Facilities and the 2010 Credit Facility, as well as certain of their respective affiliates, have performed, and may in the future perform, for the Company and its subsidiaries, various commercial banking, investment banking, underwriting, transfer agent and other financial advisory services, for which in each case they have received, and will receive, customary fees and expenses. In addition, HSBC Bank USA, National Association (HSBC), a lender under the 2005 Credit Facilities, and certain of its affiliates, are parties to various agreements with the Company or its subsidiaries pursuant to which (1) HSBC provides funding for BFC’s purchases of participation interests in RALs under the HSBC RAL Participation Credit Facility, as more fully described in the Company’s Current Report on Form 8-K dated January 12, 2010, (2) HSBC and its affiliates originate RALs and issue refund anticipation checks on a nationwide basis to eligible clients of H&R Block company-owned and franchise office locations, (3) BFC may purchase participation interests in RALs originated by certain HSBC affiliates, and (4) certain HSBC affiliates service certain RALs in which BFC purchases participation interests.

ITEM 6. EXHIBITS

10.1		Second Amended and Restated HSBC Refund Anticipation Loan Participation Agreement dated as of January 12, 2010, by and among Block Financial LLC, HSBC Bank USA, National Association, HSBC Trust Company (Delaware) and HSBC Taxpayer Financial Services Inc.*
10.2		Credit and Guarantee Agreement dated as of January 12, 2010, among Block Financial LLC, H&R Block, Inc. and HSBC Bank USA, National Association.
10.3		Consent dated January 4, 2010, concerning the Five-Year Credit and Guarantee Agreement dated as of August 10, 2005. as amended, by and among Block Financial LLC, H&R Block, Inc., the Lenders as parties thereto, and JPMorgan Chase Bank, N.A., approving the Aurora Bank Commitment Termination.
10.4		Consent dated January 4, 2010, concerning the Amended and Restated Five-Year Credit and Guarantee Agreement dated as of August 10, 2005. as amended, by and among Block Financial LLC, H&R Block, Inc., the Lenders as parties thereto, and JPMorgan Chase Bank, N.A., approving the Aurora Bank Commitment Termination.
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Extension Calculation Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Confidential information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

Russell P. Smyth
President and Chief Executive Officer
March 8, 2010

Becky S. Shulman
Senior Vice President and
Chief Financial Officer
March 8, 2010

Jeffrey T. Brown
Vice President and
Corporate Controller
March 8, 2010