Form 10-K
period 2010-04-30
H&R BLOCK INC
filed 2010-06-29
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on October 31, 2009, was $6,250,540,705.

Number of shares of the registrant’s Common Stock, without par value, outstanding on May 31, 2010: 323,306,058.

Documents incorporated by reference

The definitive proxy statement for the registrant’s Annual Meeting of Shareholders, to be held September 30, 2010, is incorporated by reference in Part III to the extent described therein.

2010 FORM 10-K AND ANNUAL REPORT

	Introduction and Forward-Looking Statements	1

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	12
Item 3.	Legal Proceedings	12

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 8.	Financial Statements and Supplementary Data	34
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	73
Item 9A.	Controls and Procedures	73
Item 9B.	Other Information	73

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	74
Item 11.	Executive Compensation	74
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74
Item 13.	Certain Relationships and Related Transactions, and Director Independence	74
Item 14.	Principal Accounting Fees and Services	75

PART IV
Item 15.	Exhibits and Financial Statement Schedules	75
	Signatures	76
	Exhibit Index	77
EX-10.1
EX-10.2
EX-10.3
EX-10.17
EX-10.19
EX-10.36
EX-10.42
EX-10.43
EX-12
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

INTRODUCTION AND FORWARD-LOOKING STATEMENTS
Specified portions of our proxy statement are listed as “incorporated by reference” in response to certain items. Our proxy statement will be made available to shareholders in August 2010, and will also be available on our website at www.hrblock.com.
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

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
H&R Block has subsidiaries that provide tax, banking and business and consulting services. Our Tax Services segment provides income tax return preparation, electronic filing and other services and products related to income tax return preparation to the general public primarily in the United States, and also in Canada and Australia. This segment also offers the H&R Block Prepaid Emerald MasterCard® and Emerald Advance lines of credit through H&R Block Bank (HRB Bank), along with other retail banking services. Our Business Services segment consists of RSM McGladrey, Inc. (RSM), a national tax and consulting firm primarily serving mid-sized businesses. Corporate operations include interest income from U.S. passive investments, interest expense on borrowings, net interest margin and gains or losses relating to mortgage loans held for investment, real estate owned, residual interests in securitizations and other corporate expenses, principally related to finance, legal and other support departments.
H&R Block, Inc. was organized as a corporation in 1955 under the laws of the State of Missouri. “H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context. A complete list of our subsidiaries can be found in Exhibit 21.
  NEW DEVELOPMENTS – In May 2010 we announced plans to realign field and support organizations. The realignment included approximately 400 staff reductions and 400 office closures. Associated severance benefits were recorded primarily during the first fiscal quarter of 2011 and totaled approximately $19 million. There were no significant costs incurred in connection with announced office closures.
During fiscal year 2010, we entered into a new unsecured committed line of credit (CLOC) agreement to support commercial paper issuances, general corporate purposes and for working capital needs. The new facility provides funding up to $1.7 billion and matures July 31, 2013. This facility replaced our existing CLOCs, which were set to mature in August 2010. See additional discussion in Item 8, note 10 to the consolidated financial statements.
RSM and McGladrey & Pullen LLP (M&P), an independent registered public accounting firm, collaborate to provide tax and consulting services to clients under an alternative practice structure (APS). RSM and M&P also share in certain common overhead costs through an administrative services agreement. These services are provided by, and coordinated through, RSM, for which RSM receives a management fee.
Effective February 3, 2010, RSM and M&P entered into new agreements related to the operation of the APS. See additional discussion of the new agreements in Item 8, note 17.
Effective May 1, 2009, we realigned certain segments of our business to reflect a new management reporting structure. The operations of HRB Bank, which was previously reported as the Consumer Financial Services segment, have now been reclassified, with activities that support our retail tax network included in the Tax Services segment, and the net interest margin and gains and losses relating to our portfolio of mortgage loans held for investment and related assets included in the corporate segment. Presentation of prior period results reflects the new segment reporting structure.

H&R BLOCK 2010 Form 10K  1

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
See discussion below and in Item 8, note 21 to our consolidated financial statements.

DESCRIPTION OF BUSINESS

TAX SERVICES
GENERAL – Our Tax Services segment is primarily engaged in providing tax return preparation and related services and products in the U.S. and its territories, Canada and Australia. Major revenue sources include fees earned for tax preparation services performed at company-owned retail tax offices, royalties from franchise retail tax offices, fees for tax-related services, sales of tax preparation and other software, online tax preparation fees, participation in refund anticipation loans (RALs), refund anticipation checks (RACs), fees from activities related to H&R Block Prepaid Emerald MasterCard®, and interest and fees from Emerald Advance lines of credit. HRB Bank also offers traditional banking services including checking and savings accounts, individual retirement accounts and certificates of deposit. Segment revenues constituted 76.8% of our consolidated revenues from continuing operations for fiscal year 2010, 76.7% for 2009 and 74.9% for 2008.
Retail income tax return preparation and related services are provided by tax professionals via a system of retail offices operated directly by us or by franchisees. We also offer our services through seasonal offices located inside major retailers.
TAX RETURNS PREPARED – We, together with our franchisees, prepared approximately 23.2 million tax returns worldwide during fiscal year 2010, compared to 23.9 million in 2009 and 24.6 million in 2008. We prepared 20.1 million tax returns in the U.S. during fiscal year 2010, down from 21.0 million in 2009 and 21.8 million in 2008. Our U.S. tax returns prepared, including those prepared by our franchisees and those prepared and filed at no charge, for the 2010 tax season constituted 15.6% of an Internal Revenue Service (IRS) estimate of total individual income tax returns filed during the fiscal year 2010 tax season. This compares to 15.8% in the 2009 tax season and 16.2% in the 2008 tax season, excluding tax returns filed as a result of the Economic Stimulus Act of 2008 (Stimulus Act). See Item 7 for further discussion of changes in the number of tax returns prepared.
FRANCHISES – We offer franchises as a way to expand our presence in certain markets. Our franchise arrangements provide us with certain rights designed to protect our brand. Most of our franchisees receive use of our software, access to product offerings and expertise, signs, specialized forms, local advertising, initial training and supervisory services, and pay us a percentage, typically approximately 30%, of gross tax return preparation and related service revenues as a franchise royalty.
During fiscal years 2010 and 2009 we sold certain offices to existing franchisees for sales proceeds totaling $65.7 million and $16.9 million, respectively. The net gain on these transactions totaled $49.0 million and $14.9 million in fiscal years 2010 and 2009, respectively. The extent to which we sell company-owned offices will depend upon ongoing analysis regarding the optimal mix of offices for our network, including geographic location, as well as our ability to identify qualified franchisees.
From time to time, we have also acquired the territories of existing franchisees and other tax return preparation businesses, and may continue to do so if future conditions warrant and satisfactory terms can be negotiated. During fiscal year 2009, we acquired the assets and franchise rights of our last major independent franchise operator for an aggregate purchase price of $279.2 million.
OFFICES – A summary of our company-owned and franchise offices is as follows:

April 30,	2010	2009	2008

U.S. OFFICES:
Company-owned offices	6,431	7,029	6,835
Company-owned shared locations(1)	760	1,542	1,478

Total company-owned offices	7,191	8,571	8,313

Franchise offices	3,909	3,565	3,812
Franchise shared locations(1)	406	787	913

Total franchise offices	4,315	4,352	4,725

	11,506	12,923	13,038

INTERNATIONAL OFFICES:
Canada	1,269	1,193	1,143
Australia	374	378	366

	1,643	1,571	1,509

2   H&R BLOCK 2010 Form 10K

(1)	Shared locations include offices located within Sears or other third-party businesses. In 2009 and 2008, these locations also included offices within Wal-Mart stores.

We sold 267 company-owned offices to franchisees in fiscal year 2010 and 76 offices in fiscal year 2009. Additionally, we closed more than 1,700 offices in fiscal year 2010, including over 1,000 offices in Wal-Mart stores.
The acquisition of our last major independent franchise operator in fiscal year 2009 included a network of over 600 tax offices, nearly two-thirds of which converted to company-owned offices upon the closing of the transaction, as reflected in the table above.
Offices in shared locations at April 30, 2010 consist primarily of offices in Sears stores operated as “H&R Block at Sears.” The Sears license agreement expires in July 2010. Offices in shared locations at April 30, 2009 and 2008 included offices in Wal-Mart stores. The Wal-Mart agreement expired in May 2009.
SERVICE AND PRODUCT OFFERINGS – In addition to our retail offices, we offer a number of digital tax preparation alternatives. By offering professional and do-it-yourself tax preparation options through multiple channels, we seek to serve our clients in the manner they choose to be served.
We also offer clients a number of options for receiving their income tax refund, including a check directly from the IRS, an electronic deposit directly to their bank account, a prepaid debit card, a RAC or a RAL.
Software Products. We develop and market H&R Block At Hometm income tax preparation software. H&R Block At Hometm offers a simple step-by-step tax preparation interview, data imports from money management software and tax preparation software, calculations, completion of the appropriate tax forms, error checking and electronic filing. Our software products may be purchased through third-party retail stores, direct mail or online.
Online Tax Preparation. We offer a comprehensive range of online tax services, from tax advice to complete professional and do-it-yourself tax return preparation and electronic filing, through our website at www.hrblock.com. This website allows clients to prepare their federal and state income tax returns using the H&R Block At Hometm Online Tax Program, access tax tips, advice and tax-related news and use calculators for tax planning.
We participate in the Free File Alliance (FFA). This alliance was created by the tax return preparation industry and the IRS, and allows qualified filers with adjusted gross incomes less than $57,000 to prepare and file their federal return online at no charge. We feel this program provides a valuable public service and increases our visibility with new clients, while also providing an opportunity to offer our state return preparation and other services to these clients.
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
Emerald Advance Lines of Credit. Emerald Advance lines of credit are offered to clients in tax offices from late November through early January, currently in an amount not to exceed $1,000. If the borrower meets certain criteria as agreed in the loan terms, the line of credit can be increased and utilized year-round. These lines of credit are offered by HRB Bank.
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

H&R BLOCK 2010 Form 10K  3

through direct deposit or at participating retail locations. The H&R Block Prepaid Emerald MasterCard® is issued by HRB Bank.
Tax Return Preparation Courses. We offer income tax return preparation courses to the public, which teach students how to prepare income tax returns and provide us with a source of trained tax professionals.
CashBack Program. We offer a refund discount (CashBack) program to our customers in Canada. In accordance with current Canadian regulations, if a customer’s tax return indicates the customer is entitled to a tax refund, we issue a check to the client in the amount of the refund, less a discount. The client assigns to us the full amount of the tax refund to be issued by the Canada Revenue Agency (CRA) and the refund check is then sent by the CRA directly to us. In accordance with the law, the discount is deemed to include both the tax return preparation fee and the fee for tax refund discounting. This program is financed by short-term borrowings. The number of returns discounted under the CashBack program in fiscal year 2010 was approximately 797,000, compared to 782,000 in 2009 and 749,000 in 2008.
LOAN PARTICIPATIONS – Since July 1996, we have been a party to agreements with HSBC and its predecessors to participate in RALs provided by a lending bank to H&R Block tax clients. During fiscal year 2006, we signed new agreements with HSBC in which we obtained the right to purchase a 49.9% participation interest in all RALs obtained through our retail offices. We received a signing bonus from HSBC during fiscal year 2006 in connection with these agreements, which was recorded as deferred revenue and is earned over the contract term. These agreements are effective through June 2011 and we have the right to extend through 2013. Our purchases of the participation interests are financed through short-term borrowings and we bear all of the credit risk associated with our participation interests. Revenue from our participation is calculated as the rate of participation multiplied by the fee paid by the borrower to the lending bank. Our RAL participation revenue was $146.2 million, $139.8 million and $190.2 million in fiscal years 2010, 2009 and 2008, respectively.
SEASONALITY OF BUSINESS – Because most of our clients file their tax returns during the period from January through April of each year, substantially all of our revenues from income tax return preparation and related services and products are received during this period. As a result, this segment generally operates at a loss through the first eight months of the fiscal year. Peak revenues occur during the applicable tax season, as follows:

United States and Canada Australia	January – April July – October

HRB Bank’s operating results are subject to seasonal fluctuations primarily related to the offering of the H&R Block Prepaid Emerald MasterCard® and Emerald Advance lines of credit, and therefore peak in January and February and taper off through the remainder of the tax season.
COMPETITIVE CONDITIONS – The retail tax services business is highly competitive. There are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Many tax return preparation firms and many firms not otherwise in the tax return preparation business are involved in providing electronic filing and RAL services to the public. Commercial tax return preparers and electronic filers are highly competitive with regard to price and service. In terms of the number of offices and personal tax returns prepared and electronically filed in offices, online and via our software, we are one of the largest providers of direct tax return preparation and electronic filing services in the U.S. We also believe we operate the largest tax return preparation businesses in Canada and Australia.
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
HRB Bank provides banking services primarily to our tax clients, both retail and digital, and for many of these clients, HRB Bank is the only provider of banking services. HRB Bank does not seek to compete broadly with regional or national retail banks.
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

4   H&R BLOCK 2010 Form 10K

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
The IRS published proposed amendments on March 26, 2010 that, if finalized, would: (1) require all tax return preparers to use a Preparer Tax Identification Number (PTIN) as their identifying number on federal tax returns filed after December 31, 2010; (2) require all tax return preparers to be authorized to practice before the IRS as a prerequisite to obtaining or renewing a PTIN; (3) cause all currently issued PTINs to expire on December 31, 2010 unless properly renewed; (4) allow the IRS to conduct tax compliance checks on tax return preparers; and (5) define the individuals who are considered “tax return preparers” for the PTIN requirement. Additionally, it is expected that five other proposed regulations will be released in calendar year 2010. These would propose to: (1) establish instructions for tax return preparers related to legislative e-file mandate requirements; (2) set the amount of the PTIN user registration fee; (3) establish a new class of practitioners who are authorized to practice before the IRS under Circular 230 called “registered tax return preparers” and require them to pass a competency examination as a prerequisite to becoming a registered tax return preparer, complete annual continuing professional education requirements, and comply with ethical standards; (4) set the amount of a sponsor fee for qualified continuing professional education sponsors; and (5) set the amount of a competency examination user fee.
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
See Item 7, “Regulatory Environment” and Item 8, note 19 to the consolidated financial statements for additional discussion of regulatory requirements.
See discussion in Item 1A, “Risk Factors” for additional information.

H&R BLOCK 2010 Form 10K  5

BUSINESS SERVICES
GENERAL – Our Business Services segment offers tax and consulting services, wealth management and capital markets services to middle-market companies. Segment revenues constituted 22.2% of our consolidated revenues from continuing operations for fiscal year 2010, 22.0% for fiscal year 2009 and 23.0% for fiscal year 2008.
This segment consists primarily of RSM, which provides tax and consulting services in 88 cities and 26 states and offers services in 20 of the 25 top U.S. markets.
From time to time, we have acquired related businesses and may continue to do so if future conditions warrant and satisfactory terms can be negotiated.
ALTERNATIVE PRACTICE STRUCTURE WITH McGLADREY & PULLEN LLP – M&P is a limited liability partnership, owned 100% by certified public accountants (CPAs), which provides attest services to middle-market clients.
Under state accountancy regulations, a firm cannot provide attest services unless it is majority-owned and controlled by licensed CPAs. As such, RSM is unable to provide attest services. Since 1999, RSM and M&P have operated in what is known as an “alternative practice structure” (APS). Through the APS, RSM and M&P are able to offer clients a full-range of attest and non-attest services in full compliance with applicable accountancy regulations.
An administrative services agreement between RSM and M&P obligates RSM to provide M&P with administrative services, information technology, office space, non-professional staff, and other infrastructure in exchange for market rate fees from M&P.
On July 21, 2009, M&P provided 210 days notice of its intent to terminate the administrative services agreement, resulting in termination of the APS unless revoked or modified prior to the expiration of the notice period. As a protective measure, on September 15, 2009, RSM also provided notice of its intent to terminate the administrative services agreement. Effective February 3, 2010, RSM and M&P entered into new agreements related to the operation of the APS, withdrawing their prior notices of termination.
Pursuant to a Governance and Operations Agreement effective February 3, 2010, RSM and M&P agreed to be bound by the final award of an arbitration panel, dated as of November 24, 2009, regarding the applicability and enforceability of certain restrictive covenants between the parties. In the event the APS were ever terminated, M&P would generally be prohibited as a result of these restrictive covenants, from (1) engaging in businesses in which RSM operates in for 17 months, (2) soliciting any business with clients or potential clients of RSM or any of its subsidiaries or affiliates for 29 months, and (3) soliciting employees of RSM or any of its subsidiaries or affiliates for 24 months.
Although not required by the Governance and Operations Agreement, all partners of M&P, with the exception of M&P’s Managing Partner, are also managing directors employed by RSM. Approximately 86% of RSM’s managing directors are also partners in M&P. Certain other personnel are also employed by both M&P and RSM. M&P partners receive distributions from M&P in their capacity as partners, as well as compensation from RSM in their capacity as managing directors. Distributions to M&P partners are based on the profitability of M&P and are not capped by this arrangement. Pursuant to the Governance and Operations Agreement, effective May 1, 2010, the aggregate compensation payable to RSM managing directors by RSM in any given year shall generally equal 67 percent of the combined profits of M&P and RSM less any amounts paid in their capacity as M&P partners. RSM followed a similar practice historically, except that the compensation pool for managing directors was based on 65 percent of combined profits. In practice, this means that variability in the amounts paid to RSM managing directors under these contracts can cause variability in RSM’s operating results. RSM is not entitled to any profits or residual interests of M&P, nor is it obligated to fund losses or capital deficiencies of M&P. Managing directors of RSM have historically participated in stock-based compensation plans of H&R Block. Beginning in fiscal 2011, participation in those plans will cease and be replaced by a non-qualified retirement plan.
See additional discussion in Item 8, note 17 to the consolidated financial statements.
SEASONALITY OF BUSINESS – Revenues for this segment are largely seasonal in nature, with peak revenues occurring during January through April.
COMPETITIVE CONDITIONS – The tax and consulting business is highly competitive. The principal methods of competition are price, service and reputation for quality. There are a substantial number of accounting firms offering similar services at the international, national, regional and local levels. As our focus is on middle-market businesses, our principal competition is with national and regional accounting firms.
GOVERNMENT REGULATION – Many of the same federal and state regulations relating to tax preparers and the information concerning tax reform and tax preparer registration discussed previously in Tax Services apply to the Business Services segment as well. RSM is not, and is not eligible to be, a licensed public accounting firm and takes measures to ensure that it does not provide services prohibited by regulation, such as attest services. RSM, through

6   H&R BLOCK 2010 Form 10K

its subsidiaries, provides capital markets and wealth management services and is subject to state and federal regulations governing investment advisors and securities brokers and dealers.
M&P and other accounting firms (collectively, the “Attest Firms”) operate in an alternative practice structure with RSM. Auditor independence rules of the SEC, the Public Company Accounting Oversight Board (PCAOB) and various states apply to the Attest Firms as public accounting firms. In applying its auditor independence rules, the SEC views us and the Attest Firms as a single entity and requires that the SEC independence rules for the Attest Firms apply to us and requires us to be independent of any SEC audit client of the Attest Firms. The SEC regards any financial interest or prohibited business relationship we have with a client of the Attest Firms as a financial interest or prohibited business relationship between the Attest Firms and the client for purposes of applying its auditor independence rules.
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

EMPLOYEES
We have approximately 7,700 regular full-time employees as of April 30, 2010. The highest number of persons we employed during the fiscal year ended April 30, 2010, including seasonal employees, was approximately 110,400.

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
Information contained on our website does not constitute any part of this report.

H&R BLOCK 2010 Form 10K  7

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

Our businesses may be adversely affected by economic conditions generally, including the current economic recession and lower employment levels.
Due in part to poor economic conditions and high unemployment, U.S. tax returns prepared by us declined 1.0 million and 0.7 million in fiscal years 2010 and 2009, respectively.
An economic recession as we are currently experiencing, is frequently characterized by lower employment and declining consumer and business spending. Poor economic conditions may negatively affect demand and pricing for our services. Lower employment levels, especially within client segments we serve, may result in clients no longer being required to file tax returns, electing not to file tax returns, or clients seeking lower cost preparation and filing alternatives. Continued lower employment levels may negatively impact our ability to increase tax preparation clients.
In addition, the downturn in the residential housing market and increase in mortgage defaults has negatively impacted our operating results and may continue to do so. An economic recession will likely reduce the ability of our borrowers to repay mortgage loans, and declining home values could increase the severity of loss we may incur in the event of default. In addition to mortgage loans, we also extend secured and unsecured credit to other customers, including RALs and Emerald Advance lines of credit to our tax clients. We may incur significant losses on credit we extend, which in turn could reduce our profitability.

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
If rating agencies downgrade our credit rating, the cost of debt would likely increase and capital market access could decrease or become unavailable. Our CLOC is subject to various covenants, including a covenant requiring that we maintain minimum net worth equal to $650.0 million and a requirement that we reduce the aggregate outstanding principal amount of short-term debt (as defined) to $200.0 million or less for a minimum period of thirty consecutive days during the period from March 1 to June 30 of each year. Violation of a covenant could impair our access to liquidity currently available through the CLOC. If current sources of liquidity were to become unavailable, we would need to obtain additional sources of funding, which may not be possible or may be available under less favorable terms.

The lines of business in which we operate face substantial litigation, and such litigation may damage our reputation or result in material liabilities and losses.
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

8   H&R BLOCK 2010 Form 10K

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
Many taxpayers seek assistance from paid tax return preparers such as us because of the level of complexity involved in the tax return preparation and filing process. From time to time, government officials propose measures seeking to simplify the preparation and filing of tax returns or to provide additional assistance with respect to preparing and filing such tax returns. The adoption of any measures that significantly simplify tax return preparation or otherwise reduce the need for a third-party tax return preparer could reduce demand for our services, causing our revenues or results of operations to decline.
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
Changes in government regulation related to RALs could prohibit or limit the offering of RALs to our clients or our ability to purchase participation interests. In addition, third-party financial institutions currently originating RALs and similar products could decide to cease or significantly limit such offerings and related collection practices. Changes in IRS practices, including limitations on the availability of the IRS debt indicator, could impair our ability to limit our bad debt exposure. Changes in any of these, as well as possible litigation related to financial products offered through our distribution channels, may cause our revenues or profitability to decline. See discussion of RAL litigation in Item 3, “Legal Proceedings.” In addition to the loss of revenues and income directly attributable to

H&R BLOCK 2010 Form 10K  9

the RAL program, the inability to offer RALs could indirectly result in the loss of significant retail tax clients and associated tax preparation revenues, unless we were able to take mitigating actions.
RAL participation and related revenues totaled $146.2 million for the year ended April 30, 2010, representing 3.8% of consolidated revenues and contributed $89.5 million to the Tax Services segment’s pretax results. We prepared 20.1 million U.S. returns in fiscal year 2010, and of those clients 16.8% also purchased a RAL.

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
Federal and certain state taxing authorities currently offer, or facilitate the offer of, tax return preparation and electronic filing options to taxpayers at no charge. In addition, many of our direct competitors offer certain free online tax preparation and electronic filing options. We have free offerings as well and prepared approximately 810,000 federal income tax returns in fiscal year 2010 and 788,000 in fiscal year 2009 at no charge as part of the FFA. Government tax authorities and direct competitors may elect to expand free offerings in the future. Intense price competition, including offers of free service, could result in a loss of market share, lower revenues or lower margins.
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
HRB Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements may trigger actions by regulators that, if undertaken, could have a direct material effect on HRB Bank. HRB Bank must meet specific capital guidelines involving quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. A bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about the strength of components of its capital, risk-weightings of assets, off-balance sheet transactions and other factors. Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital. In addition to these minimum ratio requirements, HRB Bank is required to continually maintain a 12.0% minimum leverage ratio.
See Item 8, note 19 to the consolidated financial statements for additional discussion of regulatory capital requirements and classifications.

Significant changes have been proposed relating to the regulation of financial institutions. Although the ultimate impact of pending proposals is uncertain at this time, increased regulation could impact operating activities of our bank.
Various legislative proposals have been made regarding changes in the regulation of financial institutions, including the Financial Regulatory Reform Plan. Prior proposals included legislation which would have empowered courts to modify the terms of mortgage loans including a reduction in the principal amount to reflect lower underlying property values.
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

10   H&R BLOCK 2010 Form 10K

BUSINESS SERVICES

The RSM alternative practice structure involves relationships with Attest Firms that are subject to regulatory restrictions and other constraints. Failure to comply with these restrictions, or operational difficulties involving the Attest Firms, could damage our brand reputation, lead to reduced earnings and impair our investment in RSM.
RSM’s relationship with the Attest Firms requires compliance with applicable regulations regarding the practice of public accounting and auditor independence rules and requirements. Many of RSM’s clients are also clients of the Attest Firms. In addition, the relationship with the Attest Firms closely links our RSM McGladrey brand with the Attest Firms. If the Attest Firms were to encounter regulatory or independence issues pertaining to the alternative practice structure or if significant litigation arose involving the Attest Firms or their services, such developments could have an adverse effect on our brand reputation and our ability to realize the mutual benefits of our relationship. In addition, a significant judgment or settlement of a claim against an Attest Firm could (1) impair the Attest Firm’s, particularly M&P’s, ability to meet its payment obligations under various service arrangements with RSM, (2) impair the profitability of the APS, (3) impact RSM’s ability to attract and retain clients and quality professionals, (4) have a significant indirect adverse effect on RSM, as the Attest Firm partners are also RSM employees and (5) result in significant management distraction. This in turn could result in reduced revenue and earnings and, if sufficiently significant, impairment of our investment in RSM.

RSM receives a significant portion of its revenues from clients that are also clients of the Attest Firms. A termination of the alternative practice structure between RSM and the Attest Firms could result in a material loss of revenue to RSM and an impairment of our investment in RSM.
Under the alternative practice structure, RSM and the Attest Firms market their services and provide services to a significant number of common clients. RSM also provides operational and administrative support services to the Attest Firms, including information technology, office space, non-professional staff, and other infrastructure in exchange for market rate fees from M&P. If the RSM/Attest Firms relationship under the alternative practice structure were to be terminated, RSM could lose key employees and clients. In addition, RSM may not be able to recoup its costs associated with the infrastructure used to provide the operational and administrative support services to the Attest Firms. This in turn could result in reduced revenue, increased costs and reduced earnings and, if sufficiently significant, impairment of our investment in RSM.

OTHER

Economic conditions that negatively affect housing prices and the job market may result in deterioration in credit quality of our loan portfolio, and such deterioration could have a negative impact on our business and profitability.
The overall credit quality of mortgage loans held for investment is impacted by the strength of the U.S. economy and local economic conditions, including residential housing prices. Economic trends that negatively affect housing prices and the job market could result in deterioration in credit quality of our mortgage loan portfolio and a decline in the value of associated collateral. Future interest rate resets could also lead to increased delinquencies in our mortgage loans held for investment. Recent trends in the residential mortgage loan market reflect an increase in loan delinquencies and declining collateral values. As a result of similar trends in our loan portfolio, we recorded loan loss provisions totaling $47.8 million and $63.9 million during fiscal years 2010 and 2009, respectively.
Our loan portfolio is concentrated in the states of Florida, California, New York and Wisconsin, which represented 20%, 16%, 15% and 8%, respectively, of our total mortgage loans held for investment at April 30, 2010. No other state held more than 5% of our loan balances. If adverse trends in the residential mortgage loan market continue, particularly in geographic areas in which we own a greater concentration of mortgage loans, we could incur additional significant loan loss provisions.
Mortgage loans purchased from Sand Canyon Corporation (SCC) represent approximately 64% of total loans held for investment at April 30, 2010. These loans have experienced higher delinquency rates than other loans in our portfolio, and may expose us to greater risk of credit loss.

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

H&R BLOCK 2010 Form 10K  11

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
SCC entered into indemnification agreements with third-parties relating to the mortgage loans transferred through such whole-loan sales or securitizations. In some instances, H&R Block, Inc. was required to guarantee SCC’s obligations. Obligations to repurchase loans or indemnify a third-party up to an agreed upon amount may arise from breaches of various representations and warranties SCC made under such indemnification agreements. These representations and warranties vary based on the nature of the transaction and the buyer’s requirements but generally pertain to the ownership of the loan, the property securing the loan and compliance with applicable laws and SCC underwriting guidelines. These representations and warranties and corresponding repurchase obligations generally are not subject to stated limits or a stated term.
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
RAL LITIGATION – We have been named in multiple lawsuits as defendants in litigation regarding our refund anticipation loan program in past years. All of those lawsuits have been settled or otherwise resolved, except for one.
The sole remaining case is a putative class action styled Sandra J. Basile, et al. v. H&R Block, Inc., et al., April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. The plaintiffs allege inadequate disclosures with respect to the RAL product and assert claims for violation of consumer protection statutes, negligent misrepresentation, breach of fiduciary duty, common law fraud, usury, and violation of the Truth In Lending Act. Plaintiffs seek unspecified actual and punitive damages, injunctive relief, attorneys’ fees and costs. A Pennsylvania class was certified, but later decertified by the trial court in December 2003. The trial court’s decertification decision is currently on appeal. We believe we have meritorious defenses to this case and intend to defend it vigorously. There can be no assurances, however, as to the outcome of this case or its impact on our consolidated results of operations.
PEACE OF MIND LITIGATION – We are defendants in lawsuits regarding our Peace of Mind program (collectively, the “POM Cases”), under which our applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The POM Cases are described below.

12   H&R BLOCK 2010 Form 10K

Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Case No. 08-CV-591 in the U.S. District Court for the Southern District of Illinois, is a putative class action case originally filed in the Circuit Court of Madison County, Illinois on January 18, 2002. The plaintiffs allege that the sale of POM guarantees constitutes (1) statutory fraud by selling insurance without a license, (2) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (3) a breach of fiduciary duty. The plaintiffs seek unspecified damages, injunctive relief, attorneys’ fees and costs. The Madison County court ultimately certified a class consisting of all persons residing in 13 states who paid a separate fee for POM from January 1, 1997 to the date of a final judgment from the court. We subsequently removed the case to federal court in the Southern District of Illinois, where it is now pending. In November 2009, the federal court issued an order effectively vacating the state court’s class certification ruling and allowing plaintiffs time to file a renewed motion for class certification under the federal rules. Plaintiffs filed a new motion for class certification seeking certification of an 11-state class. Oral argument on plaintiffs’ motion occurred in April 2010 and the parties are awaiting a ruling. A trial date has been set for November 2010.
There is one other putative class action pending against us in Texas that involves the POM guarantee. This case, styled Desiri L. Soliz v. H&R Block, et al. (Cause No. 03-032-D), was filed on January 23, 2003 in the District Court of Kleberg County, Texas. This case involves the same plaintiffs’ attorneys that are involved in the Marshall litigation in Illinois and contains allegations similar to those in the Marshall litigation. The plaintiff seeks actual and treble damages, equitable relief, attorneys’ fees and costs. No class has been certified in this case.
We believe we have meritorious defenses to the claims in the POM Cases, and we intend to defend them vigorously. The amounts claimed in the POM Cases are substantial, however, and there can be no assurances as to the outcome of these pending actions or their impact on our consolidated results of operations, individually or in the aggregate.
EXPRESS IRA LITIGATION – On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) styled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc. et al. The complaint asserts nationwide jurisdiction and alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. To avoid the cost and inherent risk associated with litigation, we reached an agreement to settle this case and the civil actions described below. Details regarding the settlement are below.
Subsequent to the filing of the New York Attorney General action, a number of civil actions were filed against HRBFA and us concerning the Express IRA product, the first of which was filed on March 15, 2006. Except for two cases pending in state court, all of the civil actions were consolidated by the panel for Multi-District Litigation into a single action styled In re H&R Block, Inc. Express IRA Marketing Litigation (Case No. 06-1786-MD-RED) in the United States District Court for the Western District of Missouri. To avoid the cost and inherent risk associated with litigation, we reached an agreement to settle these cases and the New York Attorney General action. The federal court presiding over the Multi-District Litigation approved the settlement in a final fairness hearing and dismissed its underlying actions with prejudice on May 17, 2010. Stipulations of dismissal were subsequently filed in the two cases pending in state court. The settlement requires a minimum payment of $11.4 million and a maximum payment of $25.4 million. The actual cost of the settlement will depend on the number of claims submitted by class members, which are due no later than July 30, 2010. We previously recorded a liability for our best estimate of the expected loss.
On January 2, 2008, the Mississippi Attorney General filed a lawsuit in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) styled Jim Hood, Attorney for the State of Mississippi v. H&R Block, Inc., et al. The complaint alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the sale of the Express IRA product in Mississippi and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. The defendants have filed a motion to dismiss. We believe we have meritorious defenses to the claims in this case, and we intend to defend this case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.
Although we sold HRBFA effective November 1, 2008, we remain responsible for any liabilities relating to the Express IRA litigation through an indemnification agreement.
SECURITIES AND SHAREHOLDER LITIGATION – On April 6, 2007, a putative class action styled In re H&R Block Securities Litigation (Case No. 06-0236-CV-W-ODS) was filed against the Company and certain of its officers in the United States District Court for the Western District of Missouri. The complaint alleged, among other things, deceptive, material and misleading financial statements and failure to prepare financial statements in accordance with generally accepted accounting principles. The complaint sought unspecified damages and equitable relief.

H&R BLOCK 2010 Form 10K  13

The court dismissed the complaint in February 2008, and the plaintiffs appealed the dismissal in March 2008. In addition, plaintiffs in a shareholder derivative action that was consolidated into the securities litigation filed a separate appeal in March 2008, contending that the derivative action was improperly consolidated. The derivative action is Iron Workers Local 16 Pension Fund v. H&R Block, et al., in the United States District Court for the Western District of Missouri, Case No. 06-cv-00466-ODS (instituted on June 8, 2006) and was brought against certain of our directors and officers purportedly on behalf of the Company. The derivative action alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste, and unjust enrichment. In September 2009, the appellate court affirmed the dismissal of the securities fraud class action, but reversed the dismissal of the shareholder derivative action. The plaintiffs in the shareholder derivative action subsequently agreed to voluntarily dismiss their complaint; an order dismissing their complaint was entered on April 19, 2010, thereby ending this litigation.
RSM McGLADREY LITIGATION – RSM EquiCo, its parent and certain of its subsidiaries and affiliates, are parties to a class action filed on July 11, 2006 and styled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al., Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations relating to business valuation services provided by RSM EquiCo, including allegations of fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition. Plaintiffs seek unspecified actual and punitive damages, in addition to pre-judgment interest and attorneys’ fees. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. The defendants filed two requests for interlocutory review of the decision, the last of which was denied by the Supreme Court of California on September 30, 2009. A trial date has been set for January 2011.
The certified class consists of RSM EquiCo’s U.S. clients who signed platform agreements and for whom RSM EquiCo did not ultimately market their business for sale. The fees paid to RSM EquiCo in connection with these agreements total approximately $185 million, a number which substantially exceeds the equity of RSM EquiCo. We intend to defend this case vigorously. The amount claimed in this action is substantial and could have a material adverse impact on our consolidated results of operations. There can be no assurance regarding the outcome of this matter.
As more fully described in Item 8, note 17, RSM and M&P operate in an alternative practice structure. Accordingly, certain claims and lawsuits against M&P could have an impact on RSM. More specifically, any judgments or settlements arising from claims and lawsuits against M&P which exceed its insurance coverage could have a direct adverse effect on M&P’s operations. Although RSM is not responsible for the liabilities of M&P, significant M&P litigation and claims could impair the profitability of the APS and impair the ability to attract and retain clients and quality professionals. This could, in turn, have a material adverse effect on RSM’s operations and impair the value of our investment in RSM. There is no assurance regarding the outcome of any claims or litigation involving M&P.
On December 7, 2009, a lawsuit was filed in the Circuit Court of Cook County, Illinois (2009-L-014920) against M&P, RSM and H&R Block styled Ronald R. Peterson ex rel. Lancelot Investors Fund, L.P., et al. v. McGladrey & Pullen LLP, et al. The case was removed to the United States District Court for the Northern District of Illinois on December 28, 2009, where it remains pending (Case No. 08-28225). The complaint, which was filed by the trustee for certain bankrupt investment funds, seeks unspecified damages and asserts claims against RSM for vicarious liability and alter ego liability and against H&R Block for equitable restitution relating to audit work performed by M&P. The amount claimed in this case is substantial. We believe we have meritorious defenses to the claims against RSM and H&R Block in this case and intend to defend it vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.
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

14   H&R BLOCK 2010 Form 10K

On June 3, 2008, the Massachusetts Attorney General filed a lawsuit in the Superior Court of Suffolk County, Massachusetts (Case No. 08-2474-BLS) styled Commonwealth of Massachusetts v. H&R Block, Inc., et al., alleging unfair, deceptive and discriminatory origination and servicing of mortgage loans and seeking equitable relief, disgorgement of profits, restitution and statutory penalties. In November 2008, the court granted a preliminary injunction limiting the ability of the owner of SCC’s former loan servicing business to initiate or advance foreclosure actions against certain loans originated by SCC or its subsidiaries without (1) advance notice to the Massachusetts Attorney General and (2) if the Attorney General objects to foreclosure, approval by the court. An appeal of the preliminary injunction was denied. A trial date has been set for June 2011. We believe the claims in this case are without merit, and we intend to defend this case vigorously. There can be no assurances, however, as to its outcome or its impact on our consolidated results of operations.
OTHER CLAIMS AND LITIGATION – We have been named in several wage and hour class action lawsuits throughout the country, respectively styled Alice Williams v. H&R Block Enterprises LLC, Case No.RG08366506 (Superior Court of California, County of Alameda, filed January 17, 2008); Arabella Lemus v. H&R Block Enterprises LLC, et al., Case No. CGC-09-489251 (United States District Court, Northern District of California, filed June 9, 2009); Delana Ugas v. H&R Block Enterprises LLC, et al., Case No. BC417700 (United States District Court, Central District of California, filed July 13, 2009); Joaquin Llano v. H&R Block Eastern Enterprises, Inc., Case No. 09-CV-22531 (United States District Court, Southern District of Florida, filed August 27, 2009); Barbara Petroski v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00075 (United States District Court, Western District of Missouri, filed January 25, 2010); Lance Hom v. H&R Block Enterprises LLC, et al., Case No. 10CV0476 H (United States District Court, Southern District of California, filed March 4, 2010); Stacy Oyer v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00387-WMS (United States District Court, Western District of New York, filed May, 10 2010); Rita Greene v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-21663-FAM (United States District Court, Southern District of Florida, filed May 21, 2010); and Li Dong Ma v. RSM McGladrey TBS, LLC, et al., Case No. C-08-01729 JF (United States District Court, Northern District of California, filed February 28, 2008). These cases involve a variety of legal theories and allegations including, among other things, failure to compensate employees for all hours worked; failure to provide employees with meal periods; failure to provide itemized wage statements; failure to pay wages due upon termination; failure to compensate for mandatory off-season training; and/or misclassification of non-exempt employees. The plaintiffs seek actual damages, in addition to statutory penalties, pre-judgment interest and attorneys’ fees. The Company has moved to consolidate certain of these cases into a single action because they allege substantially identical claims. We believe we have meritorious defenses to the claims in these cases and intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances, however, and the ultimate liability with respect to these matters is difficult to predict. There can be no assurances as to the outcome of these cases or their impact on our consolidated results of operations, individually or in the aggregate.
In addition, we are from time to time party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. Some of these investigations, claims and lawsuits pertain to RALs, the electronic filing of customers’ income tax returns, the POM guarantee program, and other products and services. We believe we have meritorious defenses to each of these investigations, claims and lawsuits, and we are defending or intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances, however, the ultimate liability with respect to such matters is difficult to predict. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse impact on our consolidated results of operations.
We are also party to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits (collectively, “Other Claims”) concerning the preparation of customers’ income tax returns, the fees charged customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters and contract disputes. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material adverse impact on our consolidated results of operations.

H&R BLOCK 2010 Form 10K  15

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
H&R Block’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol HRB. On May 31, 2010, there were 24,000 shareholders of record and the closing stock price on the NYSE was $16.08 per share.
The quarterly information regarding H&R Block’s common stock prices and dividends appears in Item 8, note 22 to our consolidated financial statements.
A summary of our securities authorized for issuance under equity compensation plans as of April 30, 2010 is as follows:

(in 000s, except per share amounts)

	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance under
	exercise of options	outstanding options	equity compensation plans (excluding
	warrants and rights	warrants and rights	securities reflected in the first column)

Equity compensation plans approved by security holders	14,866	$20.60	816
Equity compensation plans not approved by security holders	–	–	–

Total	14,866	$20.60	816

The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is reported in Item 8, note 13 to our consolidated financial statements.
A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2010 is as follows:

(in 000s, except per share amounts)

		Average	Total Number of Shares	Maximum Dollar Value of
	Total Number of	Price Paid	Purchased as Part of Publicly	Shares that May be Purchased
	Shares Purchased(1)	per Share	Announced Plans or Programs(2)	Under the Plans or Programs(2)

February 1 – February 28	1	$22.22	–	$1,751,530
March 1 – March 31	5,962	$16.77	5,962	$1,651,619
April 1 – April 30	2	$18.26	–	$1,651,619

(1)	Of the shares listed above, approximately 2,457 shares were purchased in connection with funding employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on restricted shares.
(2)	In June 2008, our Board of Directors rescinded the previous authorizations to repurchase shares of our common stock, and approved an authorization to purchase up to $2.0 billion of our common stock through June 2012.

16   H&R BLOCK 2010 Form 10K

PERFORMANCE GRAPH – The following graph compares the cumulative five-year total return provided shareholders on H&R Block, Inc.’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P Diversified Commercial & Professional Services index. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock and in each of the indexes on April 30, 2005, and its relative performance is tracked through April 30, 2010.

ITEM 6.	SELECTED FINANCIAL DATA
We derived the selected consolidated financial data presented below as of and for each of the five years in the period ended April 30, 2010, from our audited consolidated financial statements. The data set forth below should be read in conjunction with Item 7 and our consolidated financial statements in Item 8.

			(in 000s, except per share amounts)

April 30,	2010	2009	2008	2007	2006

Revenues	$3,874,332	$4,083,577	$4,086,630	$3,710,362	$3,286,798
Net income from continuing operations	488,946	513,055	445,947	369,460	310,811
Net income (loss)	479,242	485,673	(308,647)	(433,653)	490,408
Basic earnings (loss) per share:
Net income from continuing operations	$1.47	$1.53	$1.37	$1.14	$0.94
Net income (loss)	1.44	1.45	(0.95)	(1.35)	1.49
Diluted earnings (loss) per share:
Net income from continuing operations	$1.46	$1.53	$1.35	$1.13	$0.92
Net income (loss)	1.43	1.45	(0.95)	(1.33)	1.46
Total assets	$5,234,318	$5,359,722	$5,623,425	$7,544,050	$5,989,135
Long-term debt	1,035,144	1,032,122	1,031,784	537,134	417,262
Dividends per share(1)	$0.75	$0.59	$0.56	$0.53	$0.49

(1)	Amounts represent dividends declared. In fiscal year 2010, the dividend payable in July 2010 was declared in April.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our subsidiaries provide tax preparation, retail banking and various business advisory and consulting services. We are the only major company offering a full range of software, online and in-office tax preparation solutions to individual tax clients.
Effective May 1, 2009, we realigned certain segments of our business to reflect a new management reporting structure. The operations of HRB Bank, which was previously reported as the Consumer Financial Services segment, have now been reclassified, with activities that support our retail tax network included in the Tax Services segment, and the net interest margin and gains and losses relating to our portfolio of mortgage loans held for investment and related assets included in the corporate segment. Presentation of prior period results reflects the new segment reporting structure.

H&R BLOCK 2010 Form 10K  17

OVERVIEW
A summary of our fiscal year 2010 results is as follows:

▪	Revenues for the fiscal year were $3.9 billion, down 5.1% from prior year results.
▪	Diluted earnings per share from continuing operations decreased 4.6% from the prior year to $1.46.
▪	U.S. tax returns prepared by us declined 4.3% from the prior year primarily due to a decline in overall IRS filings and lower employment levels. Lower employment levels disproportionately impacted our key client segments where fourth quarter 2009 unemployment levels ranged from 15-30%, far in excess of national unemployment levels.
▪	Revenues in our Tax Services segment decreased 5.0% from the prior year. Pretax income for this segment decreased $59.7 million, or 6.4%, due primarily to the decline in tax returns prepared.
▪	Pretax income for the Business Services segment decreased 38.9% from the prior year, due to lower than expected revenues, a $15.0 million goodwill impairment charge, and a $14.5 million increase in expenses related to arbitration proceedings and other litigation.

Consolidated Results of Operations Data	(in 000s, except per share amounts)

Year Ended April 30,	2010	2009	2008

REVENUES:
Tax Services	$2,975,252	$3,132,077	$3,060,661
Business Services	860,349	897,809	941,686
Corporate and eliminations	38,731	53,691	84,283

	$3,874,332	$4,083,577	$4,086,630

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES:
Tax Services	$867,362	$927,048	$825,721
Business Services	58,714	96,097	88,797
Corporate and eliminations	(141,941)	(183,775)	(179,447)

	784,135	839,370	735,071
Income taxes	295,189	326,315	289,124

Net income from continuing operations	488,946	513,055	445,947
Net loss of discontinued operations	(9,704)	(27,382)	(754,594)

Net income (loss)	$479,242	$485,673	$(308,647)

BASIC EARNINGS (LOSS) PER SHARE:
Net income from continuing operations	$1.47	$1.53	$1.37
Net loss of discontinued operations	(0.03)	(0.08)	(2.32)

Net income (loss)	$1.44	$1.45	$(0.95)

DILUTED EARNINGS (LOSS) PER SHARE:
Net income from continuing operations	$1.46	$1.53	$1.35
Net loss of discontinued operations	(0.03)	(0.08)	(2.30)

Net income (loss)	$1.43	$1.45	$(0.95)

18   H&R BLOCK 2010 Form 10K

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

Tax Services – Operating Statistics

(in 000s, except average fee)

Year Ended April 30,	2010	2009	2008

TAX RETURNS PREPARED :
United States:
Company-owned operations	9,182	10,231	10,530
Franchise operations	5,064	4,936	5,577

Total retail operations	14,246	15,167	16,107

Software	2,193	2,309	2,378
Online	2,893	2,775	1,911
Free File Alliance	810	788	1,453

Total digital tax solutions	5,896	5,872	5,742

Total U.S operations	20,142	21,039	21,849
International operations	3,019	2,864	2,725

	23,161	23,903	24,574

NET AVERAGE FEE PER U.S. TAX RETURN PREPARED (1):
Company-owned operations	$197.42	$196.16	$183.68
Franchise operations	174.32	169.04	157.72

	$189.21	$187.36	$174.70

(1)	Calculated as net tax preparation fees divided by retail tax returns prepared.

Tax Services – Financial Results			(dollars in 000s)

Year Ended April 30,	2010	2009	2008

Tax preparation fees	$1,991,989	$2,154,822	$2,096,236
Royalties	275,559	255,536	237,986
Loan participation fees and related revenue	146,160	139,770	190,201
Fees from Emerald Card activities	99,822	98,031	78,385
Interest income on Emerald Advance	77,882	91,010	45,339
Fees from Peace of Mind guarantees	79,888	78,205	80,503
Other	303,952	314,703	332,011

Total revenueS	2,975,252	3,132,077	3,060,661

Compensation and benefits:
Field wages	713,792	757,835	771,598
Other wages	111,326	117,291	137,457
Benefits and other compensation	175,904	167,005	172,728

	1,001,022	1,042,131	1,081,783
Occupancy and equipment	410,709	412,335	409,214
Marketing and advertising	233,748	226,483	179,853
Bad debt	104,716	112,032	129,595
Depreciation and amortization	93,424	79,543	74,916
Supplies	49,781	52,438	63,107
Other	263,556	294,983	296,472
Gains on sale of tax offices	(49,066)	(14,916)	–

Total expenses	2,107,890	2,205,029	2,234,940

Pretax income	$867,362	$927,048	$825,721

Pretax margin	29.2%	29.6%	27.0%

FISCAL 2010 COMPARED TO FISCAL 2009 – Tax Services’ revenues decreased $156.8 million, or 5.0%, compared to the prior year. Tax preparation fees decreased $162.8 million, or 7.6%, due to a 10.3% decrease in U.S. retail tax returns prepared in company-owned offices, partially offset by a 0.6% increase in the net average fee per U.S. retail tax return. Adjusting for the effect of company-owned offices sold to franchisees during fiscal year 2010, the

H&R BLOCK 2010 Form 10K  19

decline in tax returns prepared in company-owned offices was 6.7% from fiscal 2009 to 2010. The 6.7% decrease in U.S. retail tax returns prepared in company-owned offices is primarily due to the following factors:

▪	Tax returns filed with the IRS declined 1.7%.
▪	Lower employment levels disproportionately impacted our key client segments. Fourth quarter 2009 unemployment levels ranged from 15-30%, far in excess of national unemployment levels for key client segments.
▪	We closed certain under-performing offices and exited offices serving clients in Wal-Mart locations. We believe that tax returns prepared declined by approximately 1% (net of client retention through other office locations) as a result of these office closures.
Royalties increased $20.0 million, or 7.8%, due to the conversion of 267 company-owned offices into franchises, partially offset by a decline in tax returns prepared in existing franchise offices.
Interest income on Emerald Advance lines of credit decreased $13.1 million, or 14.4%. This decline was primarily a result of lower loan volumes due to these lines of credit only being offered to prior year tax clients in fiscal year 2010, while being offered to both prior and new clients in fiscal year 2009.
Other revenue decreased $10.8 million, or 3.4%, primarily due to a $12.5 million decline in license fees earned from bank products, mainly RACs, and a decrease in software revenues.
Total expenses decreased $97.1 million, or 4.4%, compared to the prior year. Total compensation and benefits decreased $41.1 million, or 3.9%, primarily as a result of lower commission-based wages due to the decline in the number of tax returns prepared. Bad debt expense decreased $7.3 million, or 6.5%, primarily as a result of lower Emerald Advance lines of credit and RAL volumes, and more restrictive underwriting criteria. Depreciation and amortization expenses increased $13.9 million, or 17.5%, primarily as a result of amortization of intangible assets, related to the November 2008 acquisition of our last major independent franchise operator. Other expenses decreased $31.4 million, or 10.7%, primarily as a result of lower legal expenses. During fiscal year 2010 we recognized gains of $49.1 million on the sale of certain company-owned offices to franchisees, compared to $14.9 million in the prior year. We do not expect these gains to continue at a similar level during fiscal year 2011.
Pretax income for fiscal year 2010 decreased $59.7 million, or 6.4%, from 2009. As a result of the declines in revenues, pretax margin for the segment decreased from 29.6% in fiscal year 2009, to 29.2% in fiscal year 2010.
FISCAL 2009 COMPARED TO FISCAL 2008 – Tax Services’ revenues increased $71.4 million, or 2.3%, compared to fiscal year 2008.
Tax preparation fees from our retail offices increased $58.6 million, or 2.8%, for fiscal year 2009. This increase is primarily due to an increase of 6.8% in the net average fee per U.S. tax return prepared in company-owned offices, offset by a 2.8% decrease in the number of U.S. tax returns prepared in those offices. Tax return volume was positively affected by the November 2008 acquisition of our last major independent franchise operator, which resulted in an increase of 470,000 tax returns prepared in company-owned offices. See Item 8, note 2 to the consolidated financial statements for additional information on this acquisition. Excluding operating results attributable to the acquired franchise operator, tax returns prepared in company-owned offices decreased 7.3% from fiscal year 2008 and tax preparation fees decreased $32.9 million.
Increases in our net average fee were due primarily to increased tax return complexity. In addition, planned pricing increases of approximately 1% and lower discounts contributed to an increase in net average fee. We believe that declines during the year in tax return volume were attributable to a decline of approximately 6% in IRS tax filings overall, and difficult economic conditions which resulted in clients seeking lower-cost tax preparation alternatives.
Tax returns prepared in our international operations grew 5.1%, and the related tax preparation revenues increased 8.9% in local currencies. However, unfavorable exchange rates caused these revenues in U.S. dollars to decline $9.5 million, or 5.6%, from fiscal year 2008.
Royalty revenue increased $17.6 million, or 7.4%, primarily due to a 7.2% increase in the net average fee and an increase in royalty rates at sub-franchises of the acquired franchise operator.
Loan participation fees and related revenues decreased $50.4 million, or 26.5%, from fiscal year 2008. This decrease is primarily due to a 24.6% decline in RAL volume, mainly as a result of many clients choosing lower cost alternatives such as RACs rather than a loan. In addition, stricter credit criteria were required by our third-party loan originator.
Fees from Emerald Card activities and interest income on Emerald Advance increased $19.6 million and $45.7 million, respectively, both primarily as a result of higher volumes.
Other revenues decreased $17.3 million, or 5.2%, primarily due to a $10.6 million decline in e-filing revenues, as a result of the elimination of separate e-filing fees related to our tax preparation software and a decline in software revenues. These declines were partially offset by $10.7 million in additional license fees earned from bank products, mainly RACs.

20   H&R BLOCK 2010 Form 10K

Total expenses decreased $29.9 million, or 1.3%, compared with fiscal year 2008, due primarily to lower tax return volumes, lower bad debt on loan products and planned cost reduction initiatives. Compensation and benefits decreased $39.7 million, or 3.7%, from fiscal year 2008 as a result of a decrease in commission-based wages resulting from a corresponding decrease in tax returns prepared. Marketing and advertising increased $46.6 million, or 25.9%, primarily due to a planned increase in marketing costs. Bad debt expense decreased $17.6 million, or 13.6%, primarily due to lower RAL volumes and the impact of loss provisions in fiscal year 2008 which did not repeat in fiscal year 2009. During fiscal year 2009 we sold certain company-owned offices to franchisees, recognizing a net gain of $14.9 million.
Pretax income for fiscal year 2009 increased $101.3 million, or 12.3%, from 2008. As a result of cost reduction initiatives and the acquisition of our last major franchise operator, pretax margin for the segment increased from 27.0% in fiscal year 2008, to 29.6% in fiscal year 2009.

BUSINESS SERVICES
This segment offers tax and consulting services, wealth management and capital market services to middle-market companies.

Business Services – Operating Results

(dollars in 000s)

Year Ended April 30,	2010	2009	2008

Tax services	$429,102	$458,439	$442,521
Business consulting	262,590	249,346	237,113
Accounting services	48,987	54,217	57,399
Capital markets	11,855	18,220	51,144
Leased employee revenue	–	55	25,100
Reimbursed expenses	22,929	19,863	18,654
Other	84,886	97,669	109,755

Total revenues	860,349	897,809	941,686

Compensation and benefits	574,901	588,866	587,972
Occupancy	49,154	49,070	53,946
Depreciation	21,122	22,626	21,400
Marketing and advertising	18,960	23,803	25,623
Amortization of intangible assets	11,639	13,018	14,439
Other	125,859	104,329	149,509

Total expenses	801,635	801,712	852,889

Pretax income	$58,714	$96,097	$88,797

Pretax margin	6.8%	10.7%	9.4%

FISCAL 2010 COMPARED TO FISCAL 2009 – Business Services’ revenues for fiscal year 2010 decreased $37.5 million, or 4.2%, from the prior year. Revenues from core tax, consulting and accounting services decreased $21.3 million, or 2.8%, from the prior year. Tax and accounting services revenues decreased $29.3 million and $5.2 million, respectively, primarily due to decreases in chargeable hours and pressures on billable rates. Business consulting revenues increased $13.2 million, or 5.3%, over the prior year primarily due to a large engagement in our operational consulting practice.
Continued weak economic conditions in recent years have severely reduced investment and transaction activity. As a result, revenues from our capital markets business have been declining severely, including a decline in revenues of $6.4 million, or 34.9%, from fiscal year 2009. As noted below, we recorded an impairment of goodwill associated with this business during fiscal year 2010.
Other revenue declined $12.8 million, or 13.1%, primarily due to lower management fee revenues and interest income received from M&P.
Total expenses were essentially flat compared to the prior year. Compensation and benefits decreased $14.0 million, or 2.4%, primarily due to headcount reductions driven by reduced client demand. Marketing and advertising costs decreased $4.8 million, or 20.3%, primarily due to fewer sponsorships and lower advertising costs. Other expenses increased $21.5 million primarily due to a $15.0 million impairment of goodwill at RSM EquiCo, Inc. (RSM EquiCo), as discussed in Item 8, note 8 to the consolidated financial statements, and increased legal expenses.
Pretax income for the year ended April 30, 2010 of $58.7 million compares to $96.1 million in the prior year. Pretax margin for the segment decreased from 10.7% in fiscal year 2009, to 6.8% in fiscal year 2010, primarily due to poor results in our capital markets business and a reduction of revenue in our core businesses.
FISCAL 2009 COMPARED TO FISCAL 2008 – Business Services’ revenues for fiscal year 2009 decreased $43.9 million, or 4.7%, from fiscal year 2008, primarily due to declines in capital markets, leased employee revenues and outside contractor services.

H&R BLOCK 2010 Form 10K  21

Revenues from core tax, consulting and accounting services increased $25.0 million, or 3.4%, over fiscal year 2008. Tax services revenues increased $15.9 million, or 3.6%, due to increases in net billed rate per hour. Business consulting revenues increased $12.2 million, or 5.2%, primarily due to a large one-time financial institutions engagement.
Weak economic conditions in fiscal year 2009 severely reduced investment and transaction activity. As a result, capital markets revenues decreased $32.9 million, or 64.4%, from fiscal year 2008 primarily due to a 57.4% decline in the number of transactions closed.
Leased employee revenue decreased due to a change in organizational structure between the businesses we acquired from American Express Tax and Business Services, Inc. (AmexTBS) and the Attest Firms that, while not affiliates of our company, also serve our clients. Employees we previously leased to the Attest Firms were transferred to the separate attest practices in fiscal years 2008 and 2007. As a result, we no longer record the revenues and expenses associated with leasing these employees, which resulted in a reduction of $25.0 million to fiscal year 2009 revenues, and a similar reduction in compensation and benefits.
Other revenue declined $12.0 million, or 11.0%, primarily due to a decrease in outside contractor services provided to our clients.
Total expenses decreased $51.2 million, or 6.0%, compared to fiscal year 2008. Other expenses decreased $45.2 million, or 30.2%, primarily due to declines in external consulting fees, allocated corporate and support department costs and travel and entertainment expenses.
Pretax income for the year ended April 30, 2009 of $96.1 million compares to $88.8 million in fiscal year 2008. Pretax margin for the segment increased from 9.4% in fiscal year 2008, to 10.7% in fiscal year 2009.

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

Corporate – Operating Results			(in 000s)

Year Ended April 30,	2010	2009	2008

Interest income on mortgage loans held for investment	$31,877	$46,396	$74,895
Other	6,854	7,295	9,388

Total revenues	38,731	53,691	84,283

Interest expense	79,929	92,945	92,923
Provision for loan losses	47,750	63,897	42,004
Compensation and benefits	53,607	48,973	115,479
Other, net	(614)	31,651	13,324

Total expense	180,672	237,466	263,730

Pretax loss	$(141,941)	$(183,775)	$(179,447)

FISCAL YEAR 2010 COMPARED TO FISCAL YEAR 2009
Interest income earned on mortgage loans held for investment for the fiscal year ended April 30, 2010 decreased $14.5 million, or 31.3%, from the prior year, primarily as a result of non-performing loans. Interest expense decreased $13.0 million, or 14.0%, due to lower funding costs related to our mortgage loan portfolio and lower corporate borrowings. Our provision for loan losses decreased $16.1 million from the prior year. See related discussion below under “Mortgage Loans Held for Investment.”
Other expenses declined $32.3 million primarily due to gains of $9.0 million on residual interests in the current year, compared to impairments of $3.1 million recorded in the prior year. Additionally, we transferred liabilities relating to previously retained insurance risk to a third-party, and recorded a gain of $9.5 million in fiscal year 2010.
Income Taxes on Continuing Operations
Our effective tax rate for continuing operations was 37.6% for the fiscal year ended April 30, 2010, compared to 38.9% in the prior year. Our effective tax rates declined from the prior year due to a reduction in our valuation allowance related to tax-planning strategies and favorable tax benefits related to investment gains on our corporate owned life insurance investments.
Mortgage Loans Held for Investment
Mortgage loans held for investment at April 30, 2010 totaled $595.4 million. The portfolio includes loans originated by SCC, and purchased by HRB Bank which constituted approximately 64% of the total loan portfolio at April 30, 2010. We have experienced higher rates of delinquency and have greater exposure to loss with respect to this segment of our loan portfolio. Our remaining loan portfolio totaled $249.0 million and is more characteristic of a prime loan portfolio, and we believe subject to a lower loss exposure.

22   H&R BLOCK 2010 Form 10K

Detail of our mortgage loans held for investment and the related allowance, excluding unamortized deferred fees and costs of $5.3 million and $7.1 million at April 30, 2010 and 2009, respectively, is as follows:

(dollars in 000s)

	Outstanding	Loan Loss Allowance		% 30+ Days
	Principal Balance	Amount	% of Principal	Past Due

As of April 30, 2010:
Purchased from SCC	$434,644	$82,793	19.1%	37.8%
All other	249,040	10,742	4.3%	8.9%

	$683,684	$93,535	13.7%	27.3%

As of April 30, 2009:
Purchased from SCC	$531,233	$78,067	14.7%	28.7%
All other	290,604	6,006	2.1%	4.4%

	$821,837	$84,073	10.2%	20.2%

We recorded a provision for loan loss of $47.8 million during fiscal year 2010, compared to $63.9 million in the prior year. Our allowance for loan losses as a percent of mortgage loans was 13.7%, or $93.5 million, at April 30, 2010, compared to 10.2%, or $84.1 million, at April 30, 2009. This allowance represents our best estimate of credit losses inherent in the loan portfolio as of the balance sheet dates.

FISCAL YEAR 2009 COMPARED TO FISCAL YEAR 2008
Interest income earned on mortgage loans held for investment for the fiscal year ended April 30, 2009 decreased $28.5 million, or 38.1%, from fiscal year 2008, primarily as a result of non-performing loans. Our provision for loan losses increased $21.9 million from fiscal year 2008 primarily due to declines in residential home prices and higher projected delinquencies.
Compensation and benefits decreased $66.5 million, or 57.6%, primarily due to severance-related costs recorded in fiscal year 2008, coupled with benefits in fiscal year 2009 resulting from the staff reductions.
Other expenses increased $18.3 million primarily due to an $11.9 million write-down of REO property during fiscal year 2009.
Income Taxes on Continuing Operations
Our effective tax rate for continuing operations was 38.9% for the fiscal year ended April 30, 2009, compared to 39.3% in fiscal year 2008.

DISCONTINUED OPERATIONS
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

FISCAL 2010 COMPARED TO FISCAL 2009 – The net loss from discontinued operations for fiscal year 2010 was $9.7 million compared to a net loss of $27.4 million in the prior year. The decline in losses was due to a loss on the disposition of HRBFA totaling $12.2 million in fiscal year 2009 compared with a gain of $6.2 million in fiscal year 2010 relating to post-disposition purchase price adjustments.

FISCAL 2009 COMPARED TO FISCAL 2008 – The pretax loss of our discontinued operations for fiscal year 2009 was $47.6 million compared to a loss of $1.2 billion in the prior year. The loss from discontinued operations for fiscal year 2008 included significant losses from our former mortgage loan businesses, including losses relating to loan repurchase obligations of $582.4 million and impairments of residual interests of $137.8 million. Net of applicable tax benefits, the loss from discontinued operations for fiscal year 2009 was $27.4 million compared to a loss of $754.6 million in fiscal year 2008.
Our effective tax rate for discontinued operations was 42.5% and 35.3% for the fiscal years 2009 and 2008, respectively. Our effective tax rate increased primarily due to a tax benefit recorded in conjunction with the sale of HRBFA.

CRITICAL ACCOUNTING ESTIMATES
We consider the estimates discussed below to be critical to understanding our financial statements, as they require the use of significant judgment and estimation in order to measure, at a specific point in time, matters that are inherently uncertain. Specific risks for these critical accounting estimates are described in the following paragraphs. We have reviewed and discussed each of these estimates with the Audit Committee of our Board

H&R BLOCK 2010 Form 10K  23

of Directors. For all of these estimates, we caution that future events rarely develop precisely as forecasted and estimates routinely require adjustment and may require material adjustment.
ALLOWANCE FOR LOAN LOSSES – The principal amount of mortgage loans held for investment totaled $683.7 million at April 30, 2010. We are exposed to the risk that borrowers may not repay amounts owed to us when they become contractually due. We record an allowance representing our estimate of credit losses inherent in the portfolio of loans held for investment at the balance sheet date. Determination of our allowance for loan losses is considered a critical accounting estimate because loss provisions can be material to our operating results, projections of loan delinquencies and related matters are inherently subjective, and actual losses are impacted by factors outside of our control including economic conditions, unemployment rates and residential home prices.
We record a loan loss allowance for loans less than 60 days past due on a pooled basis. The aggregate principal balance of these loans totaled $372.7 million at April 30, 2010, and the portion of our allowance for loan losses allocated to these loans totaled $16.2 million. In estimating our loan loss allowance for these loans, we stratify the loan portfolio based on our view of risk associated with various elements of the pool and assign estimated loss rates based on those risks. Loss rates are based primarily on historical experience and our assessment of economic and market conditions. Loss rates consider both the rate at which loans will become delinquent (frequency) and the amount of loss that will ultimately be realized upon occurrence of a liquidation of collateral (severity). Frequency rates are based primarily on historical migration analysis of loans to delinquent status. Severity rates are based primarily on recent broker quotes or appraisals of collateral. Because of imprecision and uncertainty inherent in developing estimates of future credit losses, in particular during periods of rapidly declining collateral values or increasing delinquency rates, our estimation process includes development of ranges of possible outcomes. Ranges were developed by stressing initial estimates of both frequency and severity rates. Stressing of frequency and severity assumptions is intended to model deterioration in credit quality that is difficult to predict during declining economic conditions. Future deterioration in credit quality may exceed our modeled assumptions.
Mortgage loans held for investment include loans originated by our affiliate, SCC, and purchased by HRB Bank. We have greater exposure to loss with respect to this segment of our loan portfolio as a result of historically higher delinquency rates. Therefore, we assign higher frequency rate assumptions to SCC-originated loans compared with loans originated by other third-party banks as we consider estimates of future losses. At April 30, 2010 our weighted-average frequency assumption was 15% for SCC-originated loans compared to 4% for remaining loans in the portfolio.
Loans 60 days past due are considered impaired and are reviewed individually. We record loss estimates typically based on the value of the underlying collateral. Our specific loan loss allowance for these impaired loans reflected an average loss severity of approximately 41% at April 30, 2010. The aggregate principal balance of impaired loans totaled $165.9 million at April 30, 2010, and the portion of our allowance for loan losses allocated to these loans totaled $68.7 million.
Modified loans that meet the definition of a troubled debt restructuring (TDR) are also considered impaired and are reviewed individually. We record impairment equal to the difference between the principal balance of the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate. However, if we assess that foreclosure of a modified loan is probable, we record impairment based on the estimated fair value of the underlying collateral. The aggregate principal balance of TDR loans totaled $145.0 million at April 30, 2010, and the portion of our allowance for loan losses allocated to these loans totaled $8.9 million.
The loan loss allowance as a percent of mortgage loans held for investment was 13.7% at April 30, 2010, compared to 10.2% at April 30, 2009. The percentage increased significantly during the current year primarily as a result of declining collateral values due to lower residential home prices and modeled expectations for future loan delinquencies in the portfolio. The residential mortgage industry has experienced significant adverse trends for an extended period. If adverse trends continue for a sustained period or at rates worse than modeled by us, we may be required to record additional loan loss provisions, and those losses may be significant.
Determining the allowance for loan losses for loans held for investment requires us to make estimates of losses that are highly uncertain and requires a high degree of judgment. If our underlying assumptions prove to be inaccurate, the allowance for loan losses could be insufficient to cover actual losses. Our mortgage loan portfolio is a static pool, as we are no longer originating or purchasing new mortgage loans, and we believe that factor, over time, will limit variability in our loss estimates.
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

24   H&R BLOCK 2010 Form 10K

based on an analysis that includes a combination of reviewing historical repurchase trends, developing loss expectations on loans sold or securitized, and predicting the level at which previously originated loans may be subject to valid claims regarding representation and warranty breaches.
Based on an analysis as of April 30, 2010, SCC estimated its liability for loan repurchase and indemnification obligations pertaining to claims of breach of representation and warranties to be $188.2 million. Actual losses charged against this reserve during fiscal year 2010 totaled $18.4 million. To the extent that valid claim volumes in the future exceed current estimates, or the value of mortgage loans and residential home prices decline, future losses may be greater than our current estimates and those differences may be significant. See Item 8, note 16 to our consolidated financial statements.
LITIGATION – It is our policy to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and an analysis of historical experience. Therefore, we have recorded reserves related to certain legal matters for which we believe it is probable that a loss will be incurred and the range of such loss can be estimated. With respect to other matters, we have concluded that a loss is only reasonably possible or remote, or is not estimable and, therefore, no liability is recorded.
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
VALUATION OF GOODWILL – The evaluation of goodwill for impairment is a critical accounting estimate due both to the magnitude of our goodwill balances, and the judgment involved in determining the fair value of our reporting units. Goodwill balances totaled $840.4 million as of April 30, 2010 and $850.2 million as of April 30, 2009.
We test goodwill and other indefinite-life intangible assets for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value. Our goodwill impairment analysis is based on a discounted cash flow approach and market comparables. This analysis, at the reporting unit level, requires significant management judgment with respect to revenue and expense forecasts, anticipated changes in working capital and the selection and application of an appropriate discount rate. Changes in projections or assumptions could materially affect our estimate of reporting unit fair values. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could affect our conclusions regarding the existence or amount of potential impairment. Finally, strategic changes in our outlook regarding reporting units or intangible assets may alter our valuation approach and could result in changes to our conclusions regarding impairment.
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
In assessing potential goodwill impairment of our RSM reporting unit, we estimate fair value based on an assumption that the collaboration between RSM and M&P under their alternative practice structure arrangement will continue. Were M&P to exit the alternative practice structure, or the collaboration between these two businesses otherwise cease, we believe our fair value estimates could be lower than presently assumed. In addition, adverse business results for M&P could also negatively impact our fair value estimates for RSM. Goodwill balances for RSM totaled $374.5 million at April 30, 2010. In fiscal year 2010, the estimated fair value of our RSM reporting unit exceeded its carrying value by approximately 30%.
We recorded a goodwill impairment of $15.0 million related to our RSM EquiCo reporting unit within our Business Services segment in the third quarter of fiscal year 2010, leaving a remaining goodwill balance of $14.3 million. Operating results for this reporting unit have been declining and continued poor results could result in further impairment.
We have a separate reporting unit within our Tax Services segment with a goodwill balance totaling $28.6 million at April 30, 2010. Operating activities of the business consist principally of the development and sale of commercial tax preparation software. The estimated fair value of this reporting unit exceeded its carrying value by approximately 8% at April 30, 2010.
See Item 8, note 8 to our consolidated financial statements.
INCOME TAXES – Income taxes are accounted for using the asset and liability approach under U.S. GAAP.

H&R BLOCK 2010 Form 10K  25

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
OTHER SIGNIFICANT ACCOUNTING ESTIMATES – Other significant accounting estimates, not involving the same level of judgment or uncertainty as those discussed above are nevertheless important to an understanding of the financial statements. These estimates may require judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standard setters and regulators. Although specific conclusions reached by these standard setters may cause a material change in our accounting estimates, outcomes cannot be predicted with confidence. See Item 8, note 1 to our consolidated financial statements, which discusses accounting estimates we have selected when there are acceptable alternatives and new or proposed accounting standards that may affect our financial reporting in the future.

FINANCIAL CONDITION
CAPITAL RESOURCES AND LIQUIDITY – Our sources of capital include cash from operations, cash from customer deposits, issuances of common stock and debt. We use capital primarily to fund working capital, pay dividends, repurchase treasury shares and acquire businesses. Our operations are highly seasonal and therefore generally require the use of cash to fund operating losses during the period May through mid-January.
Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under our CLOC, we believe, that in the absence of any unexpected developments, our existing sources of capital at April 30, 2010 are sufficient to meet our operating needs.
These comments should be read in conjunction with the consolidated balance sheets and consolidated statements of cash flows included in Item 8.

			(in 000s)

Year Ended April 30,	2010	2009	2008

Net cash provided by (used in):
Operating activities	$587,469	$1,024,439	$258,760
Investing activities	31,353	5,560	1,147,289
Financing activities	(481,118)	(40,233)	(1,558,069)
Effect of exchange rates on cash	11,678	–	–

Net change in cash and cash equivalents	$149,382	$989,766	$(152,020)

26   H&R BLOCK 2010 Form 10K

CASH FROM OPERATING ACTIVITIES – Cash provided by operations decreased $437.0 million from fiscal year 2009 primarily due to income tax payments of $359.6 million in the current year, compared to refunds received in the prior year.
Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents – restricted totaled $34.4 million at April 30, 2010, and primarily consisted of cash held by our captive insurance subsidiary that will be used to pay claims.
CASH FROM INVESTING ACTIVITIES – Changes in cash provided by investing activities primarily relate to the following:
Mortgage Loans Held for Investment. We received net proceeds of $72.8 million, $91.3 million and $207.6 million on our mortgage loans held for investment in fiscal years 2010, 2009 and 2008, respectively.
Purchases of Property and Equipment. Total cash paid for property and equipment was $90.5 million, $97.9 million and $101.6 million for fiscal years 2010, 2009 and 2008, respectively.
Business Acquisitions. Total cash paid for acquisitions was $10.5 million, $293.8 million and $24.9 million during fiscal years 2010, 2009 and 2008, respectively. In November 2008, we acquired our last major independent franchise operator for an aggregate purchase price of $279.2 million.
Sales of Businesses. In fiscal year 2010, we sold 267 tax offices to franchisees for proceeds of $65.7 million. In fiscal year 2009, we sold certain tax offices to franchisees for proceeds of $16.9 million. The majority of these sales were financed through Franchise Equity Lines of Credit (FELCs). The increase in the lines of credit is also included in investing activities.
Discontinued Operations. In fiscal year 2009, we sold our financial advisor business for proceeds of $304.0 million. In fiscal year 2008, we sold our former mortgage loan origination and servicing business, as well as three smaller lines of business previously reported in our Business Services segment, for cash proceeds of $1.1 billion.
CASH FROM FINANCING ACTIVITIES – Changes in cash used in financing activities primarily relate to the following:
Short-Term Borrowings. We had no short-term borrowings outstanding at April 30, 2010.
Customer Banking Deposits. Customer banking deposits provided $17.5 million in the current year compared to $64.4 million provided in fiscal year 2009 and $345.4 million used in fiscal year 2008. These deposits are held by HRB Bank
Dividends. We have consistently paid quarterly dividends. Dividends paid totaled $200.9 million, $198.7 million and $183.6 million in fiscal years 2010, 2009 and 2008, respectively.
Repurchase and Retirement of Common Stock. During fiscal year 2010, we purchased and immediately retired 12.8 million shares of our common stock at a cost of $250.0 million. We may continue to repurchase and retire common stock or retire treasury stock in the future.
In June 2008, our Board of Directors rescinded the previous authorizations to repurchase shares of our common stock and approved an authorization to purchase up to $2.0 billion of our common stock through June 2012. There was $1.7 billion remaining under this authorization at April 30, 2010.
Issuances of Common Stock. In October 2008, we sold 8.3 million shares of our common stock, without par value, at a price of $17.50 per share in a registered direct offering through subscription agreements with selected institutional investors. We received net proceeds of $141.4 million, after deducting placement agent fees and other offering expenses. The purpose of the equity offering was to ensure we maintained adequate equity levels, as a condition of our CLOC, during our off-season. Proceeds were used for general corporate purposes.
Proceeds from the issuance of common stock in accordance with our stock-based compensation plans totaled $16.7 million, $71.6 million, and $23.3 million in fiscal years 2010, 2009 and 2008, respectively.
HRB BANK – Block Financial LLC (BFC) typically makes capital contributions to HRB Bank to help it meet its capital requirements. BFC made capital contributions to HRB Bank of $235.0 million during fiscal year 2010 and $245.0 million during fiscal year 2009.
Historically, capital contributions by BFC have been repaid as a return of capital by HRB Bank as capital requirements decline. A return of capital or dividend paid by HRB Bank must be approved by the Office of Thrift Supervision (OTS). Although the OTS has approved such payments in the past, there is no assurance that they will continue to do so in the future, in particular if they determine that higher capital levels at HRB Bank are necessary due to non-performing asset levels. In addition, BFC may elect to maintain higher capital levels at HRB Bank. At April 30, 2010, HRB Bank had cash balances of $701.0 million. Distribution of those cash balances would be subject to OTS approval and are therefore not currently available for general corporate purposes.
HRB Bank received approval from the OTS on May 17, 2010 to pay a non-cash dividend by June 30, 2010 to BFC of REO.
See additional discussion of regulatory and capital requirements of HRB Bank in “Regulatory Environment.”

H&R BLOCK 2010 Form 10K  27

BORROWINGS
We continually monitor our funding requirements and execute strategies to manage our overall asset and liability profile. The following chart provides the debt ratings for BFC as of April 30, 2010 and 2009:

	Short-term		Long-term		Outlook

Moody’s	P-2		Baa1		Stable
S&P	A-2		BBB		Positive
DBRS	R-2 (high	)	BBB (high	)	Positive

On March 4, 2010, we entered into a new CLOC agreement to support commercial paper issuances, general corporate purposes or for working capital needs, and terminated the previous CLOCs. The new facility provides funding up to $1.7 billion and matures July 31, 2013. The new facility bears interest at an annual rate of LIBOR plus 1.30% to 2.80% or PRIME plus .30% to 1.80% (depending on the type of borrowing) and includes an annual facility fee of .20% to .70% of the committed amounts, based on our credit ratings. Covenants in the new facility are substantially similar to those in the previous CLOCs including: (1) maintenance of a minimum net worth of $650.0 million on the last day of any fiscal quarter; and (2) reduction of the aggregate outstanding principal amount of short-term debt, as defined in the agreement, to $200.0 million or less for thirty consecutive days during the period March 1 to June 30 of each year (“Clean- down requirement”). At April 30, 2010, we were in compliance with these covenants and had net worth of $1.4 billion. There was no balance outstanding on this facility at April 30, 2010.
As of April 30, 2010, we had $250.0 million remaining under our shelf registration for additional debt issuances.
Effective January 12, 2010, we entered into a $2.5 billion committed line of credit agreement with HSBC Bank USA, National Association (HSBC) for the purchase of RAL participations. This line was available up to its facility limit through March 30, 2010 and then only up to $120.0 million thereafter through June 30, 2010. The line is subject to covenants similar to those in the CLOC, but secured by the RAL participation interests. All borrowings on this facility were repaid as of April 30, 2010 and the facility is now closed.
During fiscal year 2010, borrowing needs in our Canadian operations were funded by corporate borrowings in the U.S. To mitigate the foreign currency exchange rate risk, we used foreign exchange forward contracts. We do not enter into forward contracts for speculative purposes. In estimating the fair value of derivative positions, we utilize quoted market prices, if available, or quotes obtained from external sources. There were no forward contracts outstanding as of April 30, 2010.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
A summary of our obligations to make future payments as of April 30, 2010, is as follows:

(in 000s)

		Less Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Long-term debt (including interest)	$1,218,824	$67,750	$721,383	$429,691	$–
Customer deposits	874,218	492,313	18,558	3,106	360,241
FHLB borrowings	75,000	50,000	25,000	–	–
Retirement plan contribution	60,000	60,000	–	–	–
Acquisition payments	28,701	3,157	25,455	89	–
Media advertising purchase obligation	26,548	13,274	13,274	–	–
Capital lease obligations	11,526	531	1,293	1,477	8,225
Operating leases	791,206	246,061	332,119	144,278	68,748

Total contractual cash obligations	$3,086,023	$933,086	$1,137,082	$578,641	$437,214

The amount of liabilities recorded in connection with unrecognized tax positions that we reasonably expect to pay within twelve months is $74.5 million at April 30, 2010 and is included in accrued income taxes on our consolidated balance sheet. The remaining amount is included in other noncurrent liabilities on our consolidated balance sheet. Because the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated unrecognized tax position liability has been excluded from the table above. See Item 8, note 14 to the consolidated financial statements for additional information.

28   H&R BLOCK 2010 Form 10K

A summary of our commitments as of April 30, 2010, which may or may not require future payments, are as follows:

(in 000s)

		Less Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Franchise Equity Lines of Credit	$36,806	$21,819	$9,242	$5,745	$–
Contingent acquisition payments	20,697	5,365	14,391	941	–
Other commercial commitments	482	482	–	–	–

Total commercial commitments	$57,985	$27,666	$23,633	$6,686	$–

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
All savings associations are subject to the capital adequacy guidelines and the regulatory framework for prompt corrective action. HRB Bank must meet specific capital guidelines involving quantitative measures of HRB Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. HRB Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. As of March 31, 2010, our most recent Thrift Financial Report (TFR) filing with the OTS, HRB bank was a “well capitalized” institution under the prompt corrective action provisions of the FDIC. See Item 8, note 19 to the consolidated financial statements for additional discussion of regulatory capital requirements and classifications.
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

H&R BLOCK 2010 Form 10K  29

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL – The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates for fiscal years 2010, 2009 and 2008:

								(dollars in 000s)

Year Ended April 30,	2010			2009			2008

		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost

Interest-earning assets:
Mortgage loans, net	$677,115	$31,877	4.12%	$839,253	$46,396	5.14%	$1,157,360	$74,895	6.40%
Federal funds sold	9,471	9	0.09%	311,138	801	0.26%	153,332	4,981	3.25%
Emerald Advance (1)	106,093	77,891	35.21%	133,252	91,019	35.31%	68,932	45,339	32.31%
Available-for-sale investment securities	25,144	181	0.71%	29,500	791	2.68%	36,055	1,847	5.12%
FHLB stock	6,703	119	1.77%	6,557	127	1.93%	6,876	322	4.70%
Cash and due from banks	747,504	1,976	0.26%	12,474	123	0.99%	–	–	–%

	1,572,030	$112,053	7.00%	1,332,174	$139,257	10.45%	1,422,555	$127,384	8.95%

Non-interest-earning assets	94,499			71,759			20,313

Total HRB Bank assets	$1,666,529			$1,403,933			$1,442,868

Interest-bearing liabilities:
Customer deposits	$1,019,664	$10,174	1.00%	$863,072	$14,069	1.63%	$904,836	$42,878	4.74%
FHLB borrowing	98,767	1,997	2.02%	103,885	5,113	4.92%	117,743	6,008	5.10%

	1,118,431	$12,171	1.09%	966,957	$19,182	1.98%	1,022,579	$48,886	4.78%

Non-interest-bearing liabilities	267,159			230,271			210,767

Total liabilities	1,385,590			1,197,228			1,233,346
Total shareholders’ equity	280,939			206,705			209,522

Total liabilities and shareholders’ equity	$1,666,529			$1,403,933			$1,442,868

Net yield on interest-earning assets (1)		$99,882	6.23%		$120,075	9.06%		$78,498	5.54%

(1)	Includes all interest income related to Emerald Advance activities. Amounts recognized as interest income also include certain fees, which are amortized into interest income over the life of the loan, of $39.2 million, $44.0 million and $23.1 million for fiscal years 2010, 2009 and 2008, respectively.

The following table presents the rate/volume variance in interest income and expense for the last two fiscal years:

					(in 000s)

Year Ended April 30,	2010				2009

	Total Change	Change	Change	Change	Total Change	Change	Change	Change
	in Interest	Due to	Due to	Due to	in Interest	Due to	Due to	Due to
	Income/Expense	Rate/Volume	Rate	Volume	Income/Expense	Rate/Volume	Rate	Volume

Interest income:
Loans, net(1)	$(27,646)	$1,233	$(8,192)	$(20,687)	$17,182	$(11,253)	$53,654	$(25,219)
Available-for-sale investment securities	(611)	86	(580)	(117)	(1,056)	160	(881)	(335)
Federal funds sold	(792)	500	(515)	(777)	(4,180)	(4,720)	(4,586)	5,126
FHLB stock	(8)	–	(11)	3	(196)	9	(190)	(15)
Cash & due from banks	1,853	(5,305)	(90)	7,248	123	123	–	–

	$(27,204)	$(3,486)	$(9,388)	$(14,330)	$11,873	$(15,681)	$47,997	$(20,443)

Interest expense:
Customer deposits	$(3,895)	$(573)	$(5,457)	$2,135	$(28,809)	$1,298	$(28,128)	$(1,979)
FHLB borrowings	(3,116)	149	(3,013)	(252)	(895)	25	(213)	(707)

	$(7,011)	$(424)	$(8,470)	$1,883	$(29,704)	$1,323	$(28,341)	$(2,686)

(1)	Non-accruing loans have been excluded.

30   H&R BLOCK 2010 Form 10K

INVESTMENT PORTFOLIO – The following table presents the cost basis and fair value of HRB Bank’s investment portfolio at April 30, 2010, 2009 and 2008:

(in 000s)

April 30,	2010		2009		2008

	Cost Basis	Fair Value	Cost Basis	Fair Value	Cost Basis	Fair Value

Mortgage-backed securities	$23,026	$23,016	$27,466	$26,793	$30,809	$29,401
Federal funds sold	2,338	2,338	157,326	157,326	9,938	9,938
FHLB stock	6,033	6,033	6,730	6,730	7,536	7,536
Trust preferred security	1,854	31	3,454	292	3,500	2,809

	$33,251	$31,418	$194,976	$191,141	$51,783	$49,684

The following table shows the cost basis, scheduled maturities and average yields for HRB Bank’s investment portfolio at April 30, 2010:

	(dollars in 000s)
		Less Than One Year		After Ten Years		Total
	Cost	Balance	Average	Balance	Average	Balance	Average
	Basis	Due	Yield	Due	Yield	Due	Yield

Mortgage-backed securities	$23,026	$–	–%	$23,026	0.7%	$23,026	0.7%
Federal funds sold	2,338	2,338	0.1%	–	–%	2,338	0.1%
FHLB stock	6,033	–	–%	6,033	1.8%	6,033	1.8%
Trust preferred security	1,854	–	–%	1,854	1.3%	1,854	1.3%

	$33,251	$2,338		$30,913		$33,251

LOAN PORTFOLIO AND SUMMARY OF LOAN LOSS EXPERIENCE – The following table shows the composition of HRB Bank’s mortgage loan portfolio as of April 30, 2010, 2009, 2008 and 2007, and information on delinquent loans:

	(in 000s)

April 30,	2010	2009	2008	2007

Residential real estate mortgages	$683,452	$821,583	$1,004,283	$1,350,612
Home equity lines of credit	232	254	357	280

	$683,684	$821,837	$1,004,640	$1,350,892

Loans and TDRs on non-accrual	$185,209	$222,382	$110,759	$22,909
Loans past due 90 days or more	153,703	121,685	73,600	22,909
Total TDRs	144,977	160,741	37,159	–

Of total loans outstanding at April 30, 2010, 60% were adjustable-rate loans and 40% were fixed-rate loans.
Concentrations of loans to borrowers located in a single state may result in increased exposure to loss as a result of changes in real estate values and underlying economic or market conditions related to a particular geographical location. The table below presents outstanding loans by state for our portfolio of mortgage loans held for investment as of April 30, 2010:

	(dollars in 000s)

		Loans
	Loans	Purchased
	Purchased	from Other		Percent	Delinquency
	from SCC	Parties	Total	of Total	Rate (30+ Days)

Florida	$57,396	$78,999	$136,395	20%	30.3%
California	96,830	14,546	111,376	16%	35.3%
New York	94,626	10,305	104,931	15%	34.9%
Wisconsin	2,214	51,947	54,161	8%	4.3%
All others	183,578	93,243	276,821	41%	24.2%

Total	$434,644	$249,040	$683,684	100%	27.3%

H&R BLOCK 2010 Form 10K  31

A rollforward of HRB Bank’s allowance for loss on mortgage loans is as follows:

	(dollars in 000s)

Year Ended April 30,	2010	2009	2008	2007

Balance at beginning of the year	$84,073	$45,401	$3,448	$–
Provision	47,750	63,897	42,004	3,622
Recoveries	88	54	999	–
Charge-offs	(38,376)	(25,279)	(1,050)	(174)

Balance at end of the year	$93,535	$84,073	$45,401	$3,448

Ratio of net charge-offs to average loans outstanding during the year	4.95%	2.80%	0.09%	0.02%

DEPOSITS – The following table shows HRB Bank’s average deposit balances and the average rate paid on those deposits for fiscal years 2010, 2009 and 2008:

					(dollars in 000s)

Year Ended April 30,	2010		2009		2008

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Money market and savings	$400,920	0.50%	$467,864	1.37%	$653,126	4.92%
Interest-bearing checking accounts	13,677	0.61%	13,579	2.25%	141,328	4.31%
IRAs	377,973	1.02%	289,814	1.27%	101,085	4.12%
Certificates of deposit	227,094	1.86%	91,815	3.98%	9,297	5.45%

	1,019,664	1.00%	863,072	1.63%	904,836	4.74%
Non-interest-bearing deposits	233,717		212,607		189,325

	$1,253,381		$1,075,679		$1,094,161

RATIOS – The following table shows certain of HRB Bank’s key ratios for fiscal years 2010, 2009 and 2008:

Year Ended April 30,	2010	2009	2008

Pretax return on assets	2.12%	(1.03)%	0.80%
Net return on equity	21.04%	(6.67)%	3.32%
Equity to assets ratio	28.83%	12.44%	12.80%

During fiscal year 2009, HRB Bank shared the revenues and expenses of the H&R Block Prepaid Emerald MasterCard® program with an affiliate, and as a result, transferred revenues and expenses of $49.4 million and $13.4 million, respectively, to this affiliate. During fiscal year 2010, the agreement with the affiliate was terminated and HRB Bank now retains the revenues and expenses of the program.
SHORT-TERM BORROWINGS – The following table shows HRB Bank’s short-term borrowings for fiscal years 2010, 2009 and 2008:

						(dollars in 000s)

Year Ended April 30,	2010		2009		2008

	Balance	Rate	Balance	Rate	Balance	Rate

Ending balance of FHLB advances	$50,000	1.92%	$25,000	1.76%	$25,000	2.64%
Average balance of FHLB advances	98,767	2.07%	103,885	4.92%	13,743	5.32%

The maximum amount of FHLB advances outstanding during fiscal years 2010, 2009 and 2008 was $100.0 million, $129.0 million and $179.0 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS
See Item 8, note 1 to our consolidated financial statements for a discussion of recently issued accounting pronouncements.

32   H&R BLOCK 2010 Form 10K

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK
GENERAL – We have a formal investment policy that strives to minimize the market risk exposure of our cash equivalents and available-for-sale (AFS) securities, which are primarily affected by credit quality and movements in interest rates. These guidelines focus on managing liquidity and preserving principal and earnings.
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
Our long-term debt at April 30, 2010, consists primarily of fixed-rate Senior Notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings. See Item 8, note 10 to our consolidated financial statements.
HRB BANK – At April 30, 2010, approximately 42% of HRB Bank’s total assets were residential mortgage loans with 40% of these fixed-rate loans and 60% adjustable-rate loans. These loans are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages tend to exhibit lower prepayments. The opposite is true in a falling rate environment. When mortgage loans prepay, mortgage origination costs are written off. Depending on the timing of the prepayment, the write-offs of mortgage origination costs may result in lower than anticipated yields.
At April 30, 2010, HRB Bank’s other investments consisted primarily of mortgage-backed securities and FHLB stock. See table below for sensitivity analysis of our mortgage-backed securities.
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
Under criteria published by the OTS, HRB Bank’s overall interest rate risk exposure at March 31, 2010, the most recent date an evaluation was completed, was characterized as “minimal.” We actively manage our interest rate risk positions. As interest rates change, we will adjust our strategy and mix of assets and liabilities to optimize our position.

EQUITY PRICE RISK
We have limited exposure to the equity markets. Our primary exposure is through our deferred compensation plans. Within the deferred compensation plans, we have mismatches in asset and liability amounts and investment choices (both fixed-income and equity). At April 30, 2010 and 2009, the impact of a 10% market value change in the combined equity assets held by our deferred compensation plans and other equity investments would be approximately $9.7 million and $7.3 million, respectively, assuming no offset for the liabilities.

FOREIGN EXCHANGE RATE RISK
Our operations in international markets are exposed to movements in currency exchange rates. The currencies involved are the Canadian dollar and the Australian dollar. We translate revenues and expenses related to these operations at the average of exchange rates in effect during the period. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders’ equity. Translation of financial results into U.S. dollars does not presently materially affect and has not historically materially affected our consolidated financial results, although such changes do affect the year-to-year comparability of the operating results in U.S. dollars of our international businesses. We estimate a 10% change in foreign exchange rates by itself would impact consolidated net income in fiscal years 2010 and 2009 by approximately $5.1 million and $3.0 million, respectively, and cash balances at April 30, 2010 and 2009 by $7.1 million and $5.4 million, respectively.
During fiscal year 2010, borrowing needs in our Canadian operations were funded by corporate borrowings in the U.S. To mitigate the foreign currency exchange rate risk, we used forward foreign exchange contracts. We do not enter into forward contracts for speculative purposes. In estimating the fair value of derivative positions, we utilized quoted market prices, if available, or quotes obtained from external sources. When foreign currency financial instruments are outstanding, exposure to market risk on these instruments results from fluctuations in

H&R BLOCK 2010 Form 10K  33

currency rates during the periods in which the contracts are outstanding. The counterparties to our currency exchange contracts consist of major financial institutions, each of which is rated investment grade. We are exposed to credit risk to the extent of potential non-performance by counterparties on financial instruments. Any potential credit exposure does not exceed the fair value. We believe the risk of incurring losses due to credit risk is remote. At April 30, 2010 we had no forward exchange contracts outstanding.

SENSITIVITY ANALYSIS
The sensitivities of certain financial instruments to changes in interest rates as of April 30, 2010 and 2009 are presented below. The following table represents hypothetical instantaneous and sustained parallel shifts in interest rates and should not be relied on as an indicator of future expected results. The impact of a change in interest rates on other factors, such as delinquency and prepayment rates, is not included in the analysis below.

	(in 000s)
		Basis Point Change
	Carrying Value at
	April 30, 2010	−300	−200	−100	+100	+200	+300

Mortgage loans held for investment	$595,405	$60,251	$43,363	$20,780	$(7,906)	$(12,525)	$(14,664)
Mortgage-backed securities	23,016	123	125	134	(272)	(411)	(510)

		Basis Point Change
	Carrying Value at
	April 30, 2009	−300	−200	−100	+100	+200	+300

Mortgage loans held for investment	$744,899	$115,319	$76,202	$33,253	$(28,847)	$(58,293)	$(85,922)
Mortgage-backed securities	26,793	803	727	398	(1,188)	(1,675)	(1,906)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DISCUSSION OF FINANCIAL RESPONSIBILITY
We at H&R Block are guided by our core values of client focus, teamwork and responsibility. These values govern the manner in which we serve clients and each other and are embedded in the execution and delivery of our responsibilities to our shareholders. H&R Block’s management is responsible for the integrity and objectivity of the information contained in this document. Management is responsible for the consistency of reporting this information and for ensuring that accounting principles generally accepted in the United States are used. In discharging this responsibility, management maintains an extensive program of internal audits and requires the management teams of our individual subsidiaries to certify their respective financial information. Our system of internal control over financial reporting also includes formal policies and procedures, including a Code of Business Ethics and Conduct program designed to encourage and assist all employees and directors in living up to high standards of integrity.
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
Deloitte & Touche LLP audited our consolidated financial statements for fiscal years 2010, 2009 and 2008. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

34   H&R BLOCK 2010 Form 10K

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 12a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of April 30, 2010.
Based on our assessment, management concluded that as of April 30, 2010, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO. The Company’s external auditors, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

Russell P. Smyth President and Chief Executive Officer	Jeffrey T. Brown Vice President, Interim Chief Financial Officer and Corporate Controller

H&R BLOCK 2010 Form 10K  35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
H&R Block, Inc.
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of H&R Block, Inc. and subsidiaries (the “Company”) as of April 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of H&R Block, Inc. and subsidiaries as of April 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 14 to the consolidated financial statements, the Company adopted an accounting standard for uncertainty in income taxes on May 1, 2007.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 28, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

June 28, 2010

36   H&R BLOCK 2010 Form 10K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
H&R Block, Inc.
Kansas City, Missouri

We have audited the internal control over financial reporting of H&R Block, Inc. and subsidiaries (the “Company”) as of April 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2010 of the Company and our report dated June 28, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of an accounting standard for uncertainty in income taxes on May 1, 2007.

June 28, 2010

H&R BLOCK 2010 Form 10K  37

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)	(in 000s, except per share amounts)

Year Ended April 30,	2010	2009	2008

REVENUES:
Service revenues	$3,231,487	$3,437,906	$3,393,906
Product and other revenues	520,440	491,155	541,166
Interest income	122,405	154,516	151,558

	3,874,332	4,083,577	4,086,630

OPERATING EXPENSES:
Cost of revenues	2,467,996	2,596,218	2,588,193
Selling, general and administrative	631,499	648,490	788,898

	3,099,495	3,244,708	3,377,091

Operating income	774,837	838,869	709,539
Other income, net	9,298	501	25,532

Income from continuing operations before income taxes	784,135	839,370	735,071
Income taxes	295,189	326,315	289,124

Net income from continuing operations	488,946	513,055	445,947
Net loss from discontinued operations	(9,704)	(27,382)	(754,594)

NET INCOME (LOSS)	$479,242	$485,673	$(308,647)

BASIC EARNINGS (LOSS) PER SHARE:
Net income from continuing operations	$1.47	$1.53	$1.37
Net loss from discontinued operations	(0.03)	(0.08)	(2.32)

Net income (loss)	$1.44	$1.45	$(0.95)

DILUTED EARNINGS (LOSS) PER SHARE:
Net income from continuing operations	$1.46	$1.53	$1.35
Net loss from discontinued operations	(0.03)	(0.08)	(2.30)

Net income (loss)	$1.43	$1.45	$(0.95)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$479,242	$485,673	$(308,647)
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding gains (losses) arising during the year, net of taxes of $188, $(1,736) and $2,683	274	(2,836)	4,402
Reclassification adjustment for gains included in income, net of taxes of $811, $762 and $130	(1,399)	(1,164)	(205)
Change in foreign currency translation adjustments	14,442	(10,125)	(391)

Comprehensive income (loss)	$492,559	$471,548	$(304,841)

See accompanying notes to consolidated financial statements.

38   H&R BLOCK 2010 Form 10K

CONSOLIDATED BALANCE SHEETS	(in 000s, except share and per share amounts)

	April 30, 2010	April 30, 2009

ASSETS
Cash and cash equivalents	$1,804,045	$1,654,663
Cash and cash equivalents — restricted	34,350	51,656
Receivables, less allowance for doubtful accounts of $112,475 and $128,541	517,986	512,814
Prepaid expenses and other current assets	292,655	351,947

Total current assets	2,649,036	2,571,080
Mortgage loans held for investment, less allowance for loan losses of $93,535 and $84,073	595,405	744,899
Property and equipment, at cost less accumulated depreciation and amortization of $657,008 and $625,075	345,470	368,289
Intangible assets, net	367,432	385,998
Goodwill	840,447	850,230
Other assets	436,528	439,226

Total assets	$5,234,318	$5,359,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Customer banking deposits	$852,555	$854,888
Accounts payable, accrued expenses and other current liabilities	756,577	705,945
Accrued salaries, wages and payroll taxes	199,496	259,698
Accrued income taxes	459,175	543,967
Current portion of long-term debt	3,688	8,782
Current Federal Home Loan Bank borrowings	50,000	25,000

Total current liabilities	2,321,491	2,398,280
Long-term debt	1,035,144	1,032,122
Long-term Federal Home Loan Bank borrowings	25,000	75,000
Other noncurrent liabilities	412,053	448,461

Total liabilities	3,793,688	3,953,863

STOCKHOLDERS’ EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 431,390,599 and 444,176,510	4,314	4,442
Convertible preferred stock, no par, stated value $0.01 per share, 500,000 shares authorized	–	–
Additional paid-in capital	832,604	836,477
Accumulated other comprehensive income (loss)	1,678	(11,639)
Retained earnings	2,658,586	2,671,437
Less treasury shares, at cost	(2,056,552)	(2,094,858)

Total stockholders’ equity	1,440,630	1,405,859

Total liabilities and stockholders’ equity	$5,234,318	$5,359,722

See accompanying notes to consolidated financial statements.

H&R BLOCK 2010 Form 10K  39

CONSOLIDATED STATEMENTS OF CASH FLOWS	(in 000s)

Year Ended April 30,	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$479,242	$485,673	$(308,647)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	126,901	123,631	119,514
Provision for bad debts and loan losses	161,296	181,829	174,813
Provision for deferred taxes	170,566	73,213	(51,695)
Stock-based compensation	29,369	26,557	40,373
Net cash provided by discontinued operations	–	97,578	213,045
Changes in assets and liabilities, net of acquisitions:
Cash and cash equivalents — restricted	2,497	(44,625)	(3,168)
Receivables	(87,889)	(77,447)	(120,676)
Prepaid expenses and other current assets	(2,320)	84,279	6,796
Accounts payable, accrued expenses and other current liabilities	(305)	(36,024)	16,215
Accrued salaries, wages and payroll taxes	(59,617)	(106,014)	65,845
Accrued income taxes	(77,254)	126,594	204,472
Other noncurrent liabilities	(65,261)	(56,001)	(34,738)
Other, net	(89,756)	145,196	(63,389)

Net cash provided by operating activities	587,469	1,024,439	258,760

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Purchases of available-for-sale securities	(5,365)	(5,092)	(11,794)
Sales of and payments received on available-for-sale securities	15,758	15,075	18,175
Principal payments on mortgage loans held for investment, net	72,832	91,329	207,606
Purchases of property and equipment	(90,515)	(97,880)	(101,554)
Payments made for business acquisitions, net of cash acquired	(10,539)	(293,805)	(24,872)
Net cash provided by investing activities of discontinued operations	–	255,066	1,044,990
Other, net	49,182	40,867	14,738

Net cash provided by investing activities	31,353	5,560	1,147,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of commercial paper	(1,406,013)	–	(5,125,279)
Proceeds from issuance of commercial paper	1,406,013	–	4,133,197
Proceeds from issuance of Senior Notes	–	–	599,376
Repayments of other borrowings	(4,267,773)	(4,762,294)	(9,055,426)
Proceeds from other borrowings	4,242,727	4,733,294	8,505,426
Customer banking deposits, net	17,539	64,357	(345,391)
Dividends paid	(200,899)	(198,685)	(183,628)
Repurchase of common stock, including shares surrendered	(254,250)	(106,189)	(7,280)
Proceeds from issuance of common stock, net	–	141,415	–
Proceeds from exercise of stock options	16,682	71,594	23,322
Net cash provided by (used in) financing activities of discontinued operations	–	4,783	(64,439)
Other, net	(35,144)	11,492	(37,947)

Net cash used in financing activities	(481,118)	(40,233)	(1,558,069)

Effects of exchange rates on cash	11,678	–	–
Net increase (decrease) in cash and cash equivalents	149,382	989,766	(152,020)
Cash and cash equivalents at beginning of the year	1,654,663	664,897	816,917

Cash and cash equivalents at end of the year	$1,804,045	$1,654,663	$664,897

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received of $12,587, $158,862 and $317,849	$359,559	$(1,593)	$(238,803)
Interest paid on borrowings	78,305	89,541	173,181
Interest paid on deposits	10,156	14,004	44,501
Transfers of loans to foreclosed assets	19,341	65,171	–

See accompanying notes to consolidated financial statements.

40   H&R BLOCK 2010 Form 10K

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in 000s, except
per share amounts)

						Accumulated
			Convertible		Additional	Other
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity

Balances at May 1, 2007	435,891	$4,359	–	$–	$676,766	$(1,320)	$2,886,440	(112,672)	$(2,151,746)	$1,414,499
Remeasurement of uncertain tax positions upon adoption of new accounting standard	–	–	–	–	–	–	(9,716)	–	–	(9,716)
Net loss	–	–	–	–	–	–	(308,647)	–	–	(308,647)
Unrealized translation loss	–	–	–	–	–	(391)	–	–	–	(391)
Change in net unrealized gain (loss) on available-for-sale securities	–	–	–	–	–	4,197	–	–	–	4,197
Stock-based compensation	–	–	–	–	50,410	–	–	–	–	50,410
Shares issued for:
Option exercises	–	–	–	–	(11,090)	–	–	1,736	33,174	22,084
Nonvested shares	–	–	–	–	(20,097)	–	–	963	18,387	(1,710)
ESPP	–	–	–	–	(65)	–	–	413	7,872	7,807
Acquisitions	–	–	–	–	35	–	–	8	158	193
Acquisition of treasury shares	–	–	–	–	–	–	–	(328)	(7,280)	(7,280)
Cash dividends paid – $0.56 per share	–	–	–	–	–	–	(183,628)	–	–	(183,628)

Balances at April 30, 2008	435,891	4,359	–	–	695,959	2,486	2,384,449	(109,880)	(2,099,435)	987,818
Net income	–	–	–	–	–	–	485,673	–	–	485,673
Unrealized translation loss	–	–	–	–	–	(10,125)	–	–	–	(10,125)
Change in net unrealized gain (loss) on available-for-sale securities	–	–	–	–	–	(4,000)	–	–	–	(4,000)
Proceeds from common stock Issuance, net of expenses	8,286	83	–	–	141,332	–	–	–	–	141,415
Stock-based compensation	–	–	–	–	32,600	–	–	–	–	32,600
Shares issued for:
Option exercises	–	–	–	–	(12,624)	–	–	4,481	85,624	73,000
Nonvested shares	–	–	–	–	(20,392)	–	–	1,015	19,402	(990)
ESPP	–	–	–	–	(423)	–	–	292	5,577	5,154
Acquisitions	–	–	–	–	25	–	–	8	163	188
Acquisition of treasury shares	–	–	–	–	–	–	–	(5,991)	(106,189)	(106,189)
Cash dividends paid – $0.59 per share	–	–	–	–	–	–	(198,685)	–	–	(198,685)

Balances at April 30, 2009	444,177	4,442	–	–	836,477	(11,639)	2,671,437	(110,075)	(2,094,858)	1,405,859
Net income	–	–	–	–	–	–	479,242	–	–	479,242
Unrealized translation gain	–	–	–	–	–	14,442	–	–	–	14,442
Change in net unrealized gain (loss) on available-for-sale securities	–	–	–	–	–	(1,125)	–	–	–	(1,125)
Stock-based compensation	–	–	–	–	29,369	–	–	–	–	29,369
Shares issued for:
Option exercises	–	–	–	–	(10,840)	–	–	1,293	24,616	13,776
Nonvested shares/units	–	–	–	–	(13,806)	–	(300)	677	12,879	(1,227)
ESPP	–	–	–	–	(924)	–	–	266	5,058	4,134
Acquisition of treasury shares	–	–	–	–	–	–	–	(246)	(4,247)	(4,247)
Retirement of common shares	(12,786)	(128)	–	–	(7,672)	–	(242,203)	–	–	(250,003)
Cash dividends declared	–	–	–	–	–	–	(48,691)	–	–	(48,691)
Cash dividends paid – $0.60 per share	–	–	–	–	–	–	(200,899)	–	–	(200,899)

Balances at April 30, 2010	431,391	$4,314	–	$–	$832,604	$1,678	$2,658,586	(108,085)	$(2,056,552)	$1,440,630

See accompanying notes to consolidated financial statements.

H&R BLOCK 2010 Form 10K  41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS – Our operating subsidiaries provide a variety of services to the general public, principally in the United States (U.S.). Specifically, we offer: tax return preparation; tax and consulting services to business clients; certain retail banking services; tax preparation and related software; and refund anticipation loans (RALs) offered by third-party lending institutions. Tax preparation services are also provided in Canada and Australia. Our Tax Services segment comprised 76.8% of our consolidated revenues from continuing operations for fiscal year 2010.
PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.
Some of our subsidiaries operate in regulated industries and their underlying accounting records reflect the policies and requirements of these industries.
RECLASSIFICATIONS – Certain reclassifications have been made to prior year amounts to conform to the current year presentation. We realigned our segments as discussed in note 21, and accordingly restated segment disclosures for prior periods. These changes had no effect on our results of operations or stockholders’ equity as previously reported.
MANAGEMENT ESTIMATES – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions and judgments are applied in the determination of our allowance for loan losses, potential losses from loan repurchase and indemnity obligations associated with our discontinued mortgage business, contingent losses associated with pending litigation, fair value of reporting units, valuation allowances based on future taxable income, reserves for uncertain tax positions and related matters. We seek to change our estimates when facts and circumstances dictate, however, future events and their effects cannot be determined with absolute certainty. As such, actual results could differ materially from those estimates.
CONCENTRATIONS OF RISK – The overall credit quality of our mortgage loans held for investment is impacted by the strength of the U.S. economy and local economies. Our mortgage loans held for investment include concentrations of loans to borrowers in certain states, which may result in increased exposure to loss as a result of changes in real estate values and underlying economic or market conditions related to a particular geographical location. Approximately 51% of our mortgage loan portfolio consists of loans to borrowers located in the states of Florida, California and New York.
CASH AND CASH EQUIVALENTS – Cash and cash equivalents include cash on hand, cash due from banks and federal funds sold. For purposes of the consolidated balance sheets and consolidated statements of cash flows, all non-restricted highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents. We present cash flow activities utilizing the indirect method. Book overdrafts included in accounts payable totaled $35.9 million and $48.0 million at April 30, 2010 and 2009, respectively.
CASH AND CASH EQUIVALENTS – RESTRICTED – Cash and cash equivalents – restricted consists primarily of cash held by our captive insurance subsidiary that will be used to pay claims.
RECEIVABLES – Receivables consist primarily of accounts receivable from customers of our Business Services segment, receivables from tax clients for tax return preparation, refund anticipation loan participations and receivables of our franchise financing subsidiary. The allowance for doubtful accounts requires management’s judgment regarding collectibility and current economic conditions to establish an amount considered by management to be adequate to cover estimated losses as of the balance sheet date.
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

42   H&R BLOCK 2010 Form 10K

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
We record an allowance representing our estimate of credit losses inherent in the loan portfolio at the balance sheet date. Loan recoveries and the provision for credit losses increase the allowance, while loan charge-offs decrease the allowance. A current assessment of the value of the loan is made when the loan is no later than 60 days past due and any loan balance in excess of the value less costs to sell the property is charged off.
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
From time to time, as part of our loss mitigation process, we may agree to modify the contractual terms of a borrower’s loan. We have developed loan modification programs designed to help borrowers refinance adjustable-rate mortgage loans prior to rate reset. In cases where we modify a loan and in so doing grant a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (TDR). We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable-rate mortgage, the size of the payment increase upon a rate reset, the period of time remaining prior to the rate reset and other relevant factors in determining whether a borrower is experiencing financial difficulty. A borrower who is current may be deemed to be experiencing financial difficulty in instances where the evidence suggests an inability to pay based on the original terms of the loan after the interest rate reset and, in the absence of a modification, may default on the loan. We evaluate whether the modification represents a concession we would not otherwise consider, such as a lower interest rate than what a new borrower of similar credit risk would be offered. A loan modified in a troubled debt restructuring, including a loan that was current at the time of modification, is placed on non-accrual status until we determine future collection of principal and interest is reasonably assured, which generally requires the borrower to demonstrate a period of performance according to

H&R BLOCK 2010 Form 10K  43

the restructured terms. TDR loans totaled $145.0 million and $160.7 million at April 30, 2010 and 2009, respectively. At the time of the modification, we record impairment for TDR loans equal to the difference between the principal balance of the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate. However, if we later assess that foreclosure of a modified loan is probable, we record impairment based on the estimated fair value of the underlying collateral.
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
We recorded a $15.0 million goodwill impairment related to our RSM EquiCo, Inc. (RSM EquiCo) reporting unit within our Business Services segment in fiscal year 2010 and a $2.2 million goodwill impairment for a reporting unit within our Tax Services segment in fiscal year 2009. No material impairment adjustments to other intangible assets or other long-lived assets of continuing operations were made during the three-year period ended April 30, 2010.
The weighted-average life of intangible assets with finite lives is 27 years. Intangible assets are typically amortized over the estimated useful life of the assets using the straight-line method.
COMMERCIAL PAPER – We resumed issuing commercial paper during fiscal year 2010 to finance temporary liquidity needs and various financial activities. There was no commercial paper outstanding at April 30, 2010.
MORTGAGE LOAN REPURCHASE LIABILITY – Sand Canyon Corporation (SCC) is obligated to repurchase loans sold or securitized in the event of a breach of representations and warranties it made to purchasers or insurers of such loans, or otherwise indemnify certain third-parties for losses incurred by them.
The amount of expected losses depends primarily on the frequency of valid claims and the severity of loss incurred on loans. To the extent actual losses related to repurchase and indemnification activity are different from estimates, the repurchase reserve may increase or decrease. See note 16 for additional information.
LITIGATION – It is our policy to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and an analysis of historical experience. We record reserves related to certain legal matters for which we believe it is probable that a loss will be incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote, or not estimable and, therefore, no liability is recorded. Management discloses the facts regarding material matters, and potential exposure if determinable, for losses assessed as reasonably possible to occur. Costs incurred with defending claims are expensed as incurred. Any receivable for insurance recoveries is recorded separately from the corresponding litigation reserve, and only if recovery is determined to be probable.
INCOME TAXES – We account for income taxes under the asset and liability method, which requires us to record deferred income tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. Deferred taxes are determined separately for each tax-paying component within each tax jurisdiction based on provisions of enacted tax law. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax assets include capital loss and state and foreign tax loss carry-forwards and are reduced by a

44   H&R BLOCK 2010 Form 10K

valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our current deferred tax assets are included in prepaid expenses and other current assets in the consolidated balance sheets. Noncurrent deferred tax assets are included in other assets on our consolidated balance sheets. Noncurrent deferred tax liabilities are included in other noncurrent liabilities on our consolidated balance sheets.
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
TREASURY SHARES – Shares of common stock repurchased by us are recorded, at cost, as treasury shares and result in a reduction of stockholders’ equity. We reissue treasury shares as part of our stock-based compensation programs or for acquisitions. When shares are reissued, we determine the cost using the average cost method. Periodically, we may permanently retire shares held in treasury as determined by our Board of Directors.
REVENUE RECOGNITION – Service revenues consist primarily of fees for preparation and filing of tax returns, both in offices and through our online programs, fees associated with our Peace of Mind (POM) guarantee program and fees for consulting services. Service revenues are recognized in the period in which the service is performed as follows:

▪	Retail and online tax preparation revenues are recorded when a completed return is filed or accepted by the customer.
▪	POM revenues are deferred and recognized over the term of the guarantee, based on historical and actual payment of claims.
▪	Revenues for services rendered in connection with the Business Services segment include fees based on time and materials, which are recognized as the services are performed and amounts are earned.
▪	Revenues associated with our H&R Block Prepaid Emerald MasterCard® program consist of interchange income from the use of debit cards and fees from the use of ATM networks. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network, and is based on cardholder purchase volumes. Interchange income is recognized as earned.
Product and other revenues include royalties from franchisees, refund anticipation loan (RAL) participation revenues and sales of software products, and are recognized as follows:

▪	Upon granting of a franchise, franchisees pay a refundable deposit generally in the amount of $2,500, but pay no initial franchise fee. We record the payment as a deposit liability and recognize no revenue in connection with the initial granting of a franchise. Franchise royalties, which are based on contractual percentages of franchise revenues, are recorded in the period in which the franchise provides the service.
▪	Loan participation revenue is recognized over the life of the loan.
▪	Software revenues consist mainly of tax preparation software and other personal productivity software. Revenue from the sale of software such as H&R Block At Hometm is recognized when the product is sold to the end user, either through retail, online or other channels. Rebates, slotting fees and other incentives paid in connection with these sales are recorded as a reduction of revenue. Revenue from the sale of TaxWorks® software is deferred and recognized over the period for which upgrades and support are provided to the customer.
Interest income consists primarily of interest earned on mortgage loans held for investment and Emerald Advance lines of credit and is recognized as follows:

▪	Interest income on mortgage loans held for investment includes deferred origination fees and costs and purchase discounts and premiums, which are amortized to income over the life of the loan using the interest method.
▪	Interest income on Emerald Advance lines of credit is calculated using the average daily balance method and is recognized based on the principal amount outstanding until the outstanding balance is paid or written-off.
▪	Loan commitment fees, net of related expenses, are initially deferred and recognized as revenue over the commitment period.

H&R BLOCK 2010 Form 10K  45

Revenue recognition is evaluated separately for each unit in multiple-deliverable arrangements. Sales tax we collect and remit to taxing authorities is recorded net in our consolidated income statements.
ADVERTISING EXPENSE – Advertising costs are primarily expensed as incurred, or the first time the advertisement takes place. Total advertising costs of continuing operations for fiscal years 2010, 2009 and 2008 totaled $254.8 million, $249.2 million and $204.8 million, respectively.
EMPLOYEE BENEFIT PLANS – We have 401(k) defined contribution plans covering all full-time and seasonal employees following the completion of an eligibility period. Contributions of our continuing operations to these plans are discretionary and totaled $24.0 million, $26.7 million and $27.3 million for fiscal years 2010, 2009 and 2008, respectively.
We have a severance policy covering all regular full-time or part-time active employees for involuntary separation from the company. In May 2010 we announced plans to realign field and support organizations. The realignment included approximately 400 staff reductions. Associated severance benefits were recorded primarily during the first fiscal quarter of 2011 and totaled approximately $19 million.
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
COMPREHENSIVE INCOME – Our comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and the change in net unrealized gains or losses on AFS marketable securities. Included in stockholders’ equity at April 30, 2010 and 2009, the net unrealized holding gain on AFS securities was $0.3 million and $1.5 million, respectively, and the foreign currency translation adjustment was $1.3 million and $(13.1) million, respectively.
NEW ACCOUNTING STANDARDS – In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This guidance amends the criteria for separating consideration in multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (1) vendor-specific objective evidence; (2) third-party evidence; or (3) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified beginning with our fiscal year 2012. We are currently evaluating the effect of this guidance on our consolidated financial statements.
In June 2009, the FASB issued guidance, under Topic 810 – Consolidation. This guidance changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement, and will be effective for our fiscal year 2011. The adoption of this guidance will not have a material effect on our consolidated financial statements, but will require additional disclosures in our quarterly and annual filings.
In June 2009, the FASB issued guidance, under Topic 860 – Transfers and Servicing. This guidance will require more disclosure about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. This guidance will be effective at the beginning of our fiscal year 2011. The adoption of this guidance will not have a material effect on our consolidated financial statements.
STANDARDS IMPLEMENTED – In December 2007, the FASB issued guidance, under Topic 805 – Business Combinations, requiring an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction, including non-controlling interests, at the acquisition-date fair value with limited exceptions. This guidance will require acquisition-related expenses to be expensed and will generally require contingent consideration to be recorded as a liability at the time of acquisition. Under this guidance, subsequent changes to deferred tax valuation allowances relating to acquired businesses and acquired liabilities for uncertain tax positions will no longer be applied to goodwill but will instead be typically recognized as an adjustment to income

46   H&R BLOCK 2010 Form 10K

tax expense. We adopted the provisions of this guidance as of May 1, 2009. The adoption did not have a material impact on our consolidated financial statements.
In June 2008, the FASB issued guidance, under Topic 260 – Earnings Per Share, addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the process of allocating earnings for purposes of computing earnings per share (EPS). We adopted the provisions of this guidance as of May 1, 2009. The adoption and retrospective application of this guidance reduced basic EPS as previously reported for fiscal year 2009 by $0.01 and increased diluted EPS by $0.01 for fiscal year 2008. See additional discussion in note 3.

NOTE 2: BUSINESS COMBINATIONS AND DISPOSALS
We periodically acquire the businesses of franchisees and account for the transaction as a business combination. We also periodically sell company-owned offices to franchisees and record a gain if the sale qualifies as a divestiture for accounting purposes and upon determination that collection of the sales proceeds is reasonably assured. Gains are reported in operating income because the transactions are considered a recurring part of our business, and are included as a reduction of selling, general and administrative expenses in our consolidated income statements. During fiscal years 2010 and 2009, we sold certain offices to existing franchisees for cash proceeds of $65.7 million and $16.9 million, respectively, and recorded gains on these sales of $49.0 million and $14.9 million, respectively.
Effective November 3, 2008, we acquired the assets and franchise rights of our last major independent franchise operator for an aggregate purchase price of $279.2 million. Goodwill recognized on this transaction is included in the Tax Services segment and is deductible for tax purposes.
During fiscal years 2010, 2009 and 2008, we made other acquisitions, which were accounted for as purchases with cash payments totaling $10.3 million, $12.6 million and $21.4 million, respectively. Operating results of the acquired businesses, which are not material, are included in the consolidated income statements since the date of acquisition. During fiscal years 2010, 2009 and 2008 we also paid $0.2 million, $1.9 million and $3.6 million, respectively, for contingent payments on prior acquisitions.

NOTE 3: EARNINGS PER SHARE
Basic and diluted earnings per share is computed using the two-class method. See note 1 for additional information on our adoption of the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)

Year Ended April 30,	2010	2009	2008

Net income from continuing operations attributable to shareholders	$488,946	$513,055	$445,947
Amounts allocated to participating securities (nonvested shares)	(1,888)	(2,042)	(2,453)

Net income from continuing operations attributable to common shareholders	$487,058	$511,013	$443,494
Basic weighted average common shares	332,283	332,787	324,810
Potential dilutive shares	953	1,752	2,658

Dilutive weighted average common shares	333,236	334,539	327,468

Earnings per share from continuing operations attributable to common shareholders:
Basic	$1.47	$1.53	$1.37
Diluted	1.46	1.53	1.35

Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 13.7 million, 15.7 million and 18.2 million shares of stock for fiscal years 2010, 2009 and 2008, respectively, as the effect would be antidilutive.

H&R BLOCK 2010 Form 10K  47

NOTE 4: MARKETABLE SECURITIES AVAILABLE-FOR-SALE
The amortized cost and fair value of securities classified as available-for-sale held at April 30, 2010 and 2009 are summarized below:

(in 000s)

As of April 30,	2010				2009

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses(1)	Value	Cost	Gains	Losses(1)	Value

Mortgage-backed securities	$23,026	$39	$(49)	$23,016	$27,466	$25	$(698)	$26,793
Municipal bonds	8,442	459	–	8,901	9,560	491	(4)	10,047
Trust preferred security	1,854	–	(1,823)	31	3,454	–	(3,162)	292

	$33,322	$498	$(1,872)	$31,948	$40,480	$516	$(3,864)	$37,132

(1)	At April 30, 2010, investments with a cost of $15.7 million and gross unrealized losses of $1.9 million had been in continuous loss position for more than twelve months. At April 30, 2009, investments with a cost of $30.3 million and gross unrealized losses of $3.9 million had been in continuous loss position for more than twelve months.

Proceeds from the sales of AFS securities were $2.1 million, $8.3 million and $13.9 million during fiscal years 2010, 2009 and 2008, respectively. We recorded no gross realized gains or losses on those sales during fiscal year 2010. Gross realized gains on those sales during fiscal years 2009 and 2008 were $0.7 million and $0.4 million, respectively; gross realized losses were $1.3 million and $0.1 million, respectively. During fiscal years 2010, 2009 and 2008, we recorded other-than-temporary impairments of AFS securities totaling $1.6 million, $1.5 million and $0.4 million, respectively, as a result of an assessment that it was probable we would not collect all amounts due or an assessment that we would not be able to hold the investments until potential recovery of market value.
Contractual maturities of AFS debt securities at April 30, 2010, occur at varying dates over the next two to 27 years, and are set forth in the table below.

(in 000s)

	Cost Basis	Fair Value

Maturing in:
Two to five years	$4,091	$4,311
Five to ten years	4,351	4,590
Beyond	24,880	23,047

	$33,322	$31,948

HRB Bank is required to maintain a restricted investment in FHLB stock for borrowing availability. The cost of this investment, $6.0 million, represents its redemption value, as these investments do not have a ready market.

NOTE 5: MORTGAGE LOANS HELD FOR INVESTMENT AND RELATED ASSETS
The composition of our mortgage loan portfolio as of April 30, 2010 and 2009 is as follows:

(dollars in 000s)

	2010		2009

As of April 30,	Amount	% of Total	Amount	% of Total

Adjustable-rate loans	$411,122	60%	$534,943	65%
Fixed-rate loans	272,562	40%	286,894	35%

	683,684	100%	821,837	100%
Unamortized deferred fees and costs	5,256		7,135
Less: Allowance for loan losses	(93,535)		(84,073)

	$595,405		$744,899

Activity in the allowance for loan losses for the years ended April 30, 2010 and 2009 is as follows:

(in 000s)

Year Ended April 30,	2010	2009	2008

Balance at beginning of the year	$84,073	$45,401	$3,448
Provision	47,750	63,897	42,004
Recoveries	88	54	999
Charge-offs	(38,376)	(25,279)	(1,050)

Balance at end of the year	$93,535	$84,073	$45,401

48   H&R BLOCK 2010 Form 10K

Our loan loss reserve as a percent of mortgage loans was 13.7% at April 30, 2010, compared to 10.2% at April 30, 2009. The loan loss provision as a percent of mortgage loans increased during the current year as a result of declining collateral values due to declining residential home prices and increasing delinquencies occurring in our portfolio.
Mortgage loans held for investment include loans originated by SCC, which were purchased by HRB Bank. Those loans have experienced higher rates of delinquency than other loans in our portfolio and expose us to a higher risk of potential credit loss. Residential real estate markets have experienced significant declines in property values and mortgage default rates have been severe. If adverse market trends continue, including trends within our portfolio specifically, we may be required to record additional loan loss provisions, and those losses may be significant.
Information related to our non-performing assets as of April 30, 2010 and 2009 is as follows:

(in 000s)

April 30,	2010	2009

Impaired loans:
30 – 59 days	$330	$–
60 – 89 days	11,851	21,415
90+ days, non-accrual	153,703	121,685
TDR loans, accrual	113,471	60,044
TDR loans, non-accrual	31,506	100,697

	310,861	303,841
Real estate owned(1)	29,252	44,533

Total non-performing assets	$340,113	$348,374

Average impaired loans	$307,351	$216,391
Interest income on impaired loans	$8,548	$5,964
Interest income on impaired loans recognized on a cash basis on non-accrual status	$7,452	$4,927
Portion of total allowance for loan losses allocated to impaired loans and TDR loans:
Based on collateral value method	$68,696	$55,134
Based on discounted cash flow method	8,915	10,139

	$77,611	$65,273

(1)	Includes loans accounted for as in-substance foreclosures of $12.5 million and $27.4 million at April 30, 2010 and 2009, respectively.

As of April 30, 2010 and 2009, accrued interest receivable on mortgage loans held for investment totaled $2.6 million and $3.5 million, respectively. At April 30, 2010, HRB Bank had interest-only mortgage loans in its investment portfolio totaling $4.7 million.
Activity related to our real estate owned is as follows:

(in 000s)

Year Ended April 30,	2010	2009

Balance, beginning of the period	$44,533	$350
Additions	19,341	65,171
Sales	(24,308)	(9,072)
Impairments	(10,314)	(11,916)

Balance, end of the period	$29,252	$44,533

NOTE 6: ASSETS AND LIABILITIES MEASURED AT FAIR VALUE
We use the following valuation methodologies for assets and liabilities measured at fair value and the general classification of these instruments pursuant to the fair value hierarchy.

▪	Available-for-sale securities – Available-for-sale securities are carried at fair value on a recurring basis. When available, fair value is based on quoted prices in an active market and as such, would be classified as Level 1. If quoted market prices are not available, fair values are estimated using quoted prices of securities with similar characteristics, discounted cash flows or other pricing models. Available-for-sale securities that we classify as Level 2 include certain agency and non-agency mortgage-backed securities, U.S. states and political subdivisions debt securities and other debt and equity securities.
▪	Impaired mortgage loans held for investment – The fair value of impaired mortgage loans held for investment are generally based on the net present value of discounted cash flows for TDR loans or the appraised value of the underlying collateral for all other loans. These loans are classified as Level 3.

H&R BLOCK 2010 Form 10K  49

The following methods were used to determine the fair values of our other financial instruments:

▪	Cash equivalents, accounts receivable, demand deposits, accounts payable, accrued liabilities and the current portion of long-term debt – The carrying values reported in the balance sheet for these items approximate fair market value due to the relative short-term nature of the respective instruments.
▪	Mortgage loans held for investment – The fair value of mortgage loans held for investment is generally determined using a pricing model based on current market information obtained from origination data, and bids received from time to time. The fair value of certain impaired loans held for investment is primarily based on the appraised value of the underlying collateral less estimated selling costs.
▪	IRAs and other time deposits – The fair value is calculated based on the discounted value of contractual cash flows.
▪	Long-term debt – The fair value of borrowings is based on rates currently available to us for obligations with similar terms and maturities, including current market rates on our Senior Notes.
The following table presents for each hierarchy level the financial assets that are measured at fair value on both a recurring and non-recurring basis:

(dollars in 000s)

	Total	Level 1	Level 2	Level 3

As of April 30, 2010:
Recurring:
Available-for-sale securities	$31,948	$–	$31,948	$–
Non-recurring:
Impaired mortgage loans held for investment	249,549	–	–	249,549

	$281,497	$–	$31,948	$249,549

As a percentage of total assets	5.4%	–%	0.6%	4.8%
As of April 30, 2009:
Recurring:
Available-for-sale securities	$43,863	$–	$43,863	$–
Non-recurring:
Impaired mortgage loans held for investment	238,568	–	–	238,568

	$282,431	$–	$43,863	$238,568

As a percentage of total assets	5.3%	–%	0.8%	4.5%

Available-for-sale securities are included in other assets on our consolidated balance sheets. Losses included in earnings are reported in results from operations.
The carrying amounts and estimated fair values of our financial instruments at April 30, 2010 are as follows:

(in 000s)

	Carrying	Estimated
	Amount	Fair Value

Mortgage loans held for investment	$595,405	$356,389
IRAs and other time deposits	442,252	441,910
Long-term debt	1,038,832	1,132,577
FHLB advances	75,000	75,084

NOTE 7:	PROPERTY AND EQUIPMENT
The components of property and equipment are as follows:

(in 000s)

As of April 30,	2010	2009

Land and other non-depreciable assets	$2,482	$5,353
Buildings	161,460	171,785
Computers and other equipment	488,160	469,066
Capitalized software	147,104	153,771
Leasehold improvements	199,370	187,180
Construction in process	3,902	6,209

	1,002,478	993,364
Less: Accumulated depreciation and amortization	(657,008)	(625,075)

	$345,470	$368,289

During fiscal year 2010, we received $10.3 million for tax incentives from certain government agencies related to our corporate headquarters building, which was recorded as a reduction of original cost.

50   H&R BLOCK 2010 Form 10K

Property and equipment included above and subject to capital lease arrangements included the following:

(in 000s)

As of April 30,	2010	2009

Property and equipment under capital lease	$47,844	$47,913
Less accumulated amortization	(31,418)	(25,368)

	$16,426	$22,545

Depreciation and amortization expense of continuing operations for fiscal years 2010, 2009 and 2008 was $96.9 million, $96.6 million and $90.1 million, respectively. Included in depreciation and amortization expense of continuing operations is amortization of capitalized software of $21.8 million, $23.4 million and $19.9 million, respectively.

NOTE 8:	GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment for the years ended April 30, 2010 and 2009 are as follows:

(in 000s)

	Tax Services	Business Services	Total

Balance at May 1, 2008:
Goodwill	$431,981	$399,333	$831,314
Accumulated impairment losses	–	–	–

	431,981	399,333	831,314

Changes:
Acquisitions	22,692	3,306	25,998
Disposals and foreign currency changes	(4,894)	–	(4,894)
Impairments	(2,188)	–	(2,188)

Balance at April 30, 2009:
Goodwill	449,779	402,639	852,418
Accumulated impairment losses	(2,188)	–	(2,188)

	447,591	402,639	850,230

Changes:
Acquisitions	5,136	1,112	6,248
Disposals and foreign currency changes	(1,031)	–	(1,031)
Impairments	–	(15,000)	(15,000)

Balance at April 30, 2010:
Goodwill	453,884	403,751	857,635
Accumulated impairment losses	(2,188)	(15,000)	(17,188)

	$451,696	$388,751	$840,447

Goodwill and other indefinite-life intangible assets were tested for impairment in the fourth quarter of fiscal year 2010.
RSM EquiCo is a separate reporting unit within our Business Services segment with goodwill totaling $29.3 million. RSM EquiCo assists clients with capital markets transactions and has experienced declining revenues and profitability in the current economic environment. Accordingly, we evaluated RSM EquiCo’s goodwill for impairment at January 31, 2010. The measurement of impairment of goodwill consists of two steps. In the first step, we compared the fair value of RSM EquiCo, determined using discounted cash flows, to its carrying value. As the results of the first test indicated that the fair value of RSM EquiCo was less than its carrying value, we then performed the second step, which was to determine the implied fair value of RSM EquiCo’s goodwill, and to compare that to its carrying value. The second step included hypothetically valuing all of the tangible and intangible assets of RSM EquiCo. As a result, we recorded an impairment of the reporting unit’s goodwill of $15.0 million, leaving a remaining goodwill balance of $14.3 million. The impairment is included in selling, general and administrative expenses on the consolidated statements of operations.
We have a separate reporting unit within our Tax Services segment with a goodwill balance totaling $28.6 million at April 30, 2010. Operating activities of the business consist principally of the development and sale of commercial tax preparation software. The estimated fair value of this reporting unit exceeded its carrying value by approximately 8% at April 30, 2010. If revenues or pretax results of this reporting unit fall below our expectations, we may be required to consider impairment of the carrying value of its goodwill.
We recorded a $2.2 million goodwill impairment in our Tax Services segment in fiscal year 2009, which was a result of the closure of a previously acquired business.

H&R BLOCK 2010 Form 10K  51

The components of intangible assets are as follows:

(in 000s)

As of April 30,	2010			2009

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$67,705	$(33,096)	$34,609	$54,655	$(25,267)	$29,388
Noncompete agreements	23,062	(21,278)	1,784	23,263	(20,941)	2,322
Reacquired franchise rights	223,773	(6,096)	217,677	229,438	(1,838)	227,600
Franchise agreements	19,201	(1,813)	17,388	19,201	(533)	18,668
Purchased technology	14,500	(6,266)	8,234	12,500	(4,240)	8,260
Trade name	1,325	(400)	925	1,025	(217)	808
Business Services:
Customer relationships	145,149	(120,037)	25,112	146,040	(111,017)	35,023
Noncompete agreements	33,052	(22,118)	10,934	33,068	(19,908)	13,160
Trade name – amortizing	2,600	(2,600)	–	2,600	(2,600)	–
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769

Total intangible assets	$586,004	$(218,572)	$367,432	$577,427	$(191,429)	$385,998

Amortization of intangible assets of continuing operations for the years ended April 30, 2010, 2009 and 2008 was $30.0 million, $24.9 million and $23.7 million, respectively. Estimated amortization of intangible assets for fiscal years 2011, 2012, 2013, 2014 and 2015 is $28.4 million, $25.4 million, $21.0 million, $17.5 million and $12.3 million, respectively.

NOTE 9:	CUSTOMER BANKING DEPOSITS
The components of customer banking deposits at April 30, 2010 and 2009 are as follows:

(in 000s)

April 30,	2010		2009

	Outstanding	Interest	Outstanding	Interest
	Balance	Expense	Balance	Expense

Money-market deposits	$195,220	$1,871	$144,617	$6,148
Savings deposits	12,460	128	16,943	270
Checking deposits:
Interest-bearing	24,190	83	1,728	306
Non-interest-bearing	200,096	–	196,221	–

	224,286	83	197,949	306

IRAs and other time deposits:
Due in one year	60,348		83,164
Due in two years	12,479		7,207
Due in three years	6,079		10,442
Due in four years	3,105		5,670
Due in five years	1		3,028
IRAs	360,240		385,868

	442,252	8,092	495,379	7,345

	$874,218	$10,174	$854,888	$14,069

52   H&R BLOCK 2010 Form 10K

At April 30, 2010, customer banking deposits totaling $21.7 million have a maturity of greater than one year and are included in other noncurrent liabilities on our consolidated balance sheet.
Accrued but unpaid interest on deposits totaled $0.2 million at April 30, 2010 and 2009.
Time deposit accounts totaling $9.0 million were in excess of Federal Deposit Insurance Corporation (FDIC) insured limits at April 30, 2010, and mature as follows:

(in 000s)

Three months or less	$509
Three to six months	1,140
Six to twelve months	5,275
Over twelve months	2,087

$9,011

NOTE 10: LONG-TERM DEBT
The components of long-term debt are as follows:

(in 000s)

As of April 30,	2010	2009

Senior Notes, 7.875%, due January 2013	$599,664	$599,539
Senior Notes, 5.125%, due October 2014	398,941	398,706
Acquisition obligations, due from May 2010 to May 2015	28,701	30,658
Capital lease obligations	11,526	12,001

	1,038,832	1,040,904
Less: Current portion	(3,688)	(8,782)

	$1,035,144	$1,032,122

On March 4, 2010, we entered into a new committed line of credit (CLOC) agreement to support commercial paper issuances, general corporate purposes or for working capital needs, and terminated the previous CLOCs. The new facility provides funding up to $1.7 billion and matures July 31, 2013. The new facility bears interest at an annual rate of LIBOR plus 1.30% to 2.80% or PRIME plus .30% to 1.80% (depending on the type of borrowing) and includes an annual facility fee of .20% to .70% of the committed amounts, based on our credit ratings. Covenants in the new facility are substantially similar to those in the previous CLOCs including: (1) maintenance of a minimum net worth of $650.0 million on the last day of any fiscal quarter; and (2) reduction of the aggregate outstanding principal amount of short-term debt, as defined in the agreement, to $200.0 million or less for thirty consecutive days during the period March 1 to June 30 of each year (“Clean-down requirement”). At April 30, 2010, we were in compliance with these covenants and had net worth of $1.4 billion. We had no balance outstanding under the CLOCs at April 30, 2010 or 2009.
On January 11, 2008, we issued $600.0 million of 7.875% Senior Notes under our shelf registration. The Senior Notes are due January 15, 2013 and are not redeemable by the bondholders prior to maturity. The net proceeds of this transaction were used to repay a $500.0 million facility, with the remaining proceeds used for working capital and general corporate purposes.
On October 26, 2004, we issued $400.0 million of 5.125% Senior Notes under our shelf registration. The Senior Notes are due October 30, 2014 and are not redeemable by the bondholders prior to maturity. The net proceeds of this transaction were used to repay $250.0 million in 6 3/4% Senior Notes that were due in November 2004. The remaining proceeds were used for working capital, capital expenditures, repayment of other debt and other general corporate purposes.
As of April 30, 2010, we had $250.0 million remaining under our shelf registration for additional debt issuances.
We have obligations related to various acquisitions of $28.7 million and $30.7 million at April 30, 2010 and 2009, respectively, which are due from May 2010 to May 2015.
We have a capitalized lease obligation of $11.5 million at April 30, 2010, that is collateralized by land and buildings. The obligation is due in 11 years.
Effective January 12, 2010, we entered into a $2.5 billion committed line of credit agreement with HSBC Bank USA, National Association (HSBC) for the purchase of RAL participations. This line was available up to its facility limit through March 30, 2010 and then only up to $120.0 million thereafter through June 30, 2010. The line is subject to covenants similar to those in the CLOC, but secured by RAL participation interests. All borrowings on this facility were repaid as of April 30, 2010 and the facility is now closed.
The aggregate payments required to retire long-term debt are $3.7 million, $26.0 million, $0.7 million, $600.4 million, $399.8 million and $8.2 million in fiscal years 2011, 2012, 2013, 2014, 2015 and beyond, respectively.

H&R BLOCK 2010 Form 10K  53

HRB Bank is a member of the FHLB of Des Moines, which extends credit to member banks based on eligible collateral. At April 30, 2010, HRB Bank had FHLB advance capacity of $266.4 million. At April 30, 2010, we had $75.0 million outstanding on this facility, leaving remaining availability of $191.4 million. Mortgage loans held for investment of $461.1 million serve as eligible collateral and are used to determine total capacity. The maturities and related interest rates related to this borrowing are as follows:

		(dollars in 000s)

	Amount Due	Interest Rate

Fiscal year:
2011	$50,000	1.92%
2012	25,000	2.36%

	$75,000

NOTE 11: OTHER NONCURRENT ASSETS AND LIABILITIES
We have deferred compensation plans that permit certain employees to defer portions of their compensation and accrue income on the deferred amounts. Included in other noncurrent liabilities is $135.5 million and $112.6 million at April 30, 2010 and 2009, respectively, reflecting our obligation under these plans. We may purchase whole-life insurance contracts on certain employee participants to recover distributions made or to be made under the plans. The cash surrender value of the policies and other assets held by the Deferred Compensation Trust is recorded in other noncurrent assets and totaled $112.4 million and $104.0 million at April 30, 2010 and 2009, respectively. These assets are restricted, as they are only available to fund the related liability.

NOTE 12: STOCKHOLDERS’ EQUITY
During fiscal year 2010, we purchased and immediately retired 12.8 million shares of our common stock at a cost of $250.0 million. We may continue to repurchase and retire common stock or retire shares held in treasury in the future.
On October 27, 2008, we sold 8.3 million shares of our common stock, without par value, at a price of $17.50 per share in a registered direct offering through subscription agreements with selected institutional investors. We received net proceeds of $141.4 million, after deducting placement agent fees and other offering expenses. Proceeds were used for general corporate purposes.
We are authorized to issue 6.0 million shares of Preferred Stock without par value. At April 30, 2010, we had 5.6 million shares of authorized but unissued Preferred Stock. Of the unissued shares, 0.6 million shares have been designated as Participating Preferred Stock.
On March 8, 1995, our Board of Directors authorized the issuance of a series of 0.5 million shares of non-voting Preferred Stock designated as Convertible Preferred Stock without par value. At April 30, 2010, we had 0.5 million shares of authorized but unissued Convertible Preferred Stock. The holders of the Convertible Preferred Stock are not entitled to receive dividends paid in cash, property or securities and, in the event of any dissolution, liquidation or wind-up of the Company, will share ratably with the holders of Common Stock then outstanding in the assets of the Company after any distribution or payments are made to the holders of Participating Preferred stock or the holders of any other class or series of stock of the Company with preference over the Common Stock.

NOTE 13: STOCK-BASED COMPENSATION
We utilize the fair value method to account for stock-based awards. Stock-based compensation expense of $29.4 million, $32.6 million and $50.4 million was recorded in fiscal years 2010, 2009 and 2008, respectively, net of related tax benefits of $10.5 million, $12.2 million and $17.3 million, respectively. Stock-based compensation expense of our continuing operations totaled $29.3 million, $26.6 million and $40.4 million in fiscal years 2010, 2009 and 2008, respectively.
Accounting standards require excess tax benefits from stock-based compensation to be included as a financing activity in the statements of cash flows. As a result, we classified $1.6 million, $8.6 million and $3.2 million as cash inflows from financing activities for fiscal years 2010, 2009 and 2008, respectively. We realized tax benefits of $6.6 million, $20.2 million and $12.6 million in fiscal years 2010, 2009 and 2008, respectively.
We have four stock-based compensation plans which have been approved by our shareholders. As of April 30, 2010, we had 0.8 million shares reserved for future awards under stock-based compensation plans. We issue shares from our treasury stock to satisfy the exercise or release of stock-based awards. We believe we have adequate treasury stock to issue for the exercise or release of stock-based awards.
Our 2003 Long-Term Executive Compensation Plan provides for awards of options (both incentive and nonqualified), nonvested shares, performance nonvested share units and other stock-based awards to

54   H&R BLOCK 2010 Form 10K

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
Our 1999 Stock Option Plan for Seasonal Employees, which provided for awards of nonqualified options to certain employees, was terminated effective December 31, 2009, except for outstanding awards thereunder. These awards were granted to seasonal employees in our Tax Services segment and entitled the holder to the right to purchase shares of common stock as the award vests, typically over a two-year period. We measure the fair value of options on the grant date using the Black-Scholes option valuation model. We expense the grant-date fair value, net of estimated forfeitures, over the seasonal service period. Options were granted at a price equal to the fair market value of our common stock on the grant date, are exercisable during September through November in each of the two years following the calendar year of the grant, and have a contractual term of 29 months.
Our 1989 Stock Option Plan for Outside Directors, which provided for awards of nonqualified options to outside directors, was terminated effective June 11, 2008, except for outstanding awards thereunder. The plan was replaced by the 2008 Deferred Stock Unit Plan for Outside Directors. The number of deferred stock units credited to an outside director’s account pursuant to an award is determined by dividing the dollar amount of the award by the average current market value per share of common stock for the ten consecutive trading dates ending on the date the deferred stock units are granted to the outside directors. Each deferred stock unit granted is vested upon award and the settlement of shares occurs six months after separation of service from the Board of Directors. The vested shares receive dividends prior to settlement, which are reinvested and settled in shares at the time of settlement.
Our 2000 Employee Stock Purchase Plan (ESPP) provides employees the option to purchase shares of our common stock through payroll deductions. The purchase price of the stock is 90% of the lower of either the fair market value of our common stock on the first trading day within the Option Period or on the last trading day of the Option Period. The Option Periods are six-month periods beginning on January 1 and July 1 each year. We measure the fair value of options on the grant date utilizing the Black-Scholes option valuation model. The fair value of the option includes the value of the 10% discount and the look-back feature. We expense the grant-date fair value over the six-month vesting period.
A summary of options for the year ended April 30, 2010, is as follows:

(in 000s, except per share amounts)

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding, beginning of the year	16,401	$21.85
Granted	4,634	17.37
Exercised	(1,293)	14.44
Forfeited or expired	(4,660)	23.51

Outstanding, end of the year	15,082	$20.58	4 years	$9,324

Exercisable, end of the year	8,973	$21.60	3 years	$4,647
Exercisable and expected to vest	14,866	20.60	4 years	9,205

The total intrinsic value of options exercised during fiscal years 2010, 2009 and 2008 was $5.4 milllion, $33.0 million and $12.9 million, respectively. As of April 30, 2010, we had $7.5 million of total unrecognized compensation cost related to these options. The cost is expected to be recognized over a weighted-average period of two years.
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

H&R BLOCK 2010 Form 10K  55

in effect on the grant date. Both expected volatility and the risk-free interest rate are based on a period that approximates the expected term.
The following assumptions were used to value options during the periods:

Year Ended April 30,	2010	2009	2008

Options – management and director:
Expected volatility	27.11% - 27.27%	23.41% - 25.20%	21.92% - 25.74%
Expected term	5 years	4 years	4-7 years
Dividend yield	3.24% - 3.55%	2.35% - 3.04%	2.36% - 3.12%
Risk-free interest rate	2.38% - 2.75%	2.54% - 3.26%	2.35% - 5.01%
Weighted-average fair value	$3.27	$3.80	$4.44
Options – seasonal:
Expected volatility	33.81%	25.35%	20.75%
Expected term	2 years	2 years	2 years
Dividend yield	3.48%	2.80%	2.44%
Risk-free interest rate	0.85%	2.54%	4.81%
Weighted-average fair value	$2.70	$2.83	$3.07
ESPP options:
Expected volatility	23.68% - 43.20%	29.13% - 43.82%	29.96% - 31.10%
Expected term	0.5 years	0.5 years	0.5 years
Dividend yield	2.65% - 3.46%	2.67% - 2.78%	2.46% - 3.06%
Risk-free interest rate	0.20% - 0.33%	0.27% - 2.13%	3.32% - 4.98%
Weighted-average fair value	$3.66	$4.38	$3.87

A summary of nonvested shares and performance nonvested share units for the year ended April 30, 2010, is as follows:

	(shares in 000s)

		Weighted-Average
		Grant Date
	Shares	Fair Value

Outstanding, beginning of the year	1,457	$22.73
Granted	953	17.04
Released	(677)	22.94
Forfeited	(114)	20.52

Outstanding, end of the year	1,619	$19.55

The total fair value of shares vesting during fiscal years 2010, 2009 and 2008 was $15.5 million, $21.1 million and $21.4 million, respectively. Upon the grant of nonvested shares and performance nonvested share units, unearned compensation cost is recorded as an offset to additional paid-in capital and is amortized as compensation expense over the vesting period. As of April 30, 2010, we had $16.4 million of total unrecognized compensation cost related to these shares. This cost is expected to be recognized over a weighted-average period of two years.

NOTE 14: INCOME TAXES
The components of income from continuing operations upon which domestic and foreign income taxes have been provided are as follows:

(in 000s)

Year Ended April 30,	2010	2009	2008

Domestic	$745,912	$815,614	$700,162
Foreign	38,223	23,756	34,909

	$784,135	$839,370	$735,071

56   H&R BLOCK 2010 Form 10K

The components of income tax expense (benefit) for continuing operations are as follows:

			(in 000s)

Year Ended April 30,	2010	2009	2008

Current:
Federal	$92,992	$243,085	$196,676
State	23,625	38,418	54,096
Foreign	16,052	1,393	16,901

	132,669	282,896	267,673

Deferred:
Federal	128,900	36,739	48,788
State	33,448	6,582	(27,471)
Foreign	172	98	134

	162,520	43,419	21,451

Total income taxes for continuing operations	$295,189	$326,315	$289,124

The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income taxes of continuing operations is as follows:

Year Ended April 30,	2010	2009	2008

U.S. statutory tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from:
State income taxes, net of federal income tax benefit	3.8%	4.2%	5.0%
Permanent differences	(0.5)%	1.6%	0.7%
Uncertain tax position liabilities	0.9%	0.5%	2.9%
Net decrease in valuation allowance	(1.0)%	(1.2)%	(3.7)%
Other	(0.6)%	(1.2)%	(0.6)%

Effective tax rate	37.6%	38.9%	39.3%

The significant components of deferred tax assets and liabilities of continuing operations are reflected in the following table:

(in 000s)

As of April 30,	2010	2009

Gross deferred tax assets:
Accrued expenses	$17,554	$49,239
Allowance for credit losses and related reserves	164,783	179,508
Net operating loss carryovers	200	5,495
Other	237	2,119
Valuation allowance	(1,745)	(4,773)

Current	181,029	231,588

Deferred and stock-based compensation	71,970	65,493
Property and equipment	9,071	5,743
Deferred revenue	25,595	39,489
Net operating loss carryovers	26,292	27,315
Accrued expenses	31,892	42,291
Capital loss carryover	144,507	145,572
Other	15,991	6,480
Valuation allowance	(151,838)	(160,642)

Noncurrent	173,480	171,741

	354,509	403,329
Gross deferred tax liabilities:
Prepaid expenses	(6,337)	(5,607)

Current	(6,337)	(5,607)

Basis difference in mortgage-related investment	(81,118)	18,288
Intangibles	(124,918)	(105,366)

Noncurrent	(206,036)	(87,078)

Net deferred tax assets	$142,136	$310,644

H&R BLOCK 2010 Form 10K  57

The loss from discontinued operations for fiscal years 2010, 2009 and 2008 of $9.7 million, $27.4 million and $754.6 million, respectively are net of tax benefits of $8.0 million, $20.3 million and $411.1 million, respectively. Our effective tax rate for discontinued operations was 45.1%, 42.5% and 35.3% for fiscal years 2010, 2009 and 2008, respectively.
As of April 30, 2010, we have recorded a deferred tax asset of $142.1 million, representing the tax effects of the difference between the tax and book basis in the stock of our brokerage business sold to Ameriprise in November 2008. For tax purposes, we incurred a capital loss upon disposition of that business, which generally can only be utilized to the extent we realize capital gains within five years subsequent to the date of the loss. We do not currently expect to be able to realize a tax benefit for substantially all of this loss and, therefore, recorded a valuation allowance of $122.6 million. We have capital loss carryover of approximately $362 million which will expire if not used to offset future capital gains before December 31, 2013.
Our current tax expense has been reduced and our deferred tax expense increased by offsetting amounts due to the tax effects of a tax accounting change impacting the timing of taxable income from certain mortgage related assets. Because of this treatment we have recorded a noncurrent deferred tax liability of $81.1 million and a long term receivable of the same amount as a result of this change.
Certain of our subsidiaries file stand-alone returns in various states and foreign jurisdictions, and others join in filing consolidated or combined returns in such jurisdictions. At April 30, 2010, we had net operating losses (NOLs) in various states and foreign jurisdictions. The amount of state NOLs vary by taxing jurisdiction. We recorded deferred tax assets of $26.5 million for the tax effects of such losses and a valuation allowance of $19.8 million for the portion of such losses that, more likely than not, will not be realized. If not used, the NOLs will expire in varying amounts during fiscal years 2011 through 2030.
We intend to indefinitely reinvest foreign earnings, therefore, a provision has not been made for income taxes that might be payable upon remittance of such earnings. Determination of the amount of unrecognized deferred tax liability on unremitted foreign earnings is not practicable.
As a result of the initial adoption of accounting guidance effective fiscal year 2008, we recognized an additional reserve for uncertain tax positions of $9.7 million and a corresponding decrease to retained earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2010 and 2009 is as follows:

(in 000s)

Year Ended April 30,	2010	2009	2008

Balance, beginning of the year	$124,605	$137,608	$133,263
Additions based on tax positions related to prior years	12,957	14,541	26,283
Reductions based on tax positions related to prior years	(2,427)	(6,096)	(16,500)
Additions based on tax positions related to the current year	3,314	4,110	17,736
Reductions related to settlements with tax authorities	(8,545)	(18,189)	(18,633)
Expiration of statute of limitations	(1,061)	(5,007)	(5,692)
Foreign currency translation	924	(2,362)	1,151

Balance, end of the year	$129,767	$124,605	$137,608

Of the $129.8 million, $124.6 million and $137.6 million ending gross unrecognized tax benefit balance, as of April 30, 2010, 2009 and 2008, respectively, $106.8 million, $107.0 million and $119.6 million, respectively, if recognized, would impact the effective rate. This difference results from adjusting the gross balances for such items as federal, state and foreign deferred items, interest and deductible taxes. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $74.5 million within the next twelve months due to anticipated settlements of audit issues and expiring statutes of limitations. This amount is included in accrued income taxes in our consolidated balance sheet. The remaining amount is classified as long-term and is included in other noncurrent liabilities in the consolidated balance sheet.
Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. The amount of gross interest and penalties accrued on uncertain tax positions during fiscal years 2010, 2009 and 2008 totaled $4.1 million, $15.4 million and $18.6 million, respectively. The total gross interest and penalties accrued as of April 30, 2010, 2009 and 2008 totaled $39.7 million, $42.4 million and $47.5 million, respectively.
We file a consolidated federal income tax return in the U.S. and file tax returns in various state and foreign jurisdictions. The consolidated tax returns for the years 2006 and 2007 are currently under examination by the IRS. The consolidated tax returns for the years 1999 — 2005 are at the appellate level. Tax years prior to 1999 are closed by statute. Historically, tax returns in various foreign and state jurisdictions are examined and settled upon completion of the examination.

58   H&R BLOCK 2010 Form 10K

NOTE 15:	INTEREST INCOME AND INTEREST EXPENSE
The following table shows the components of interest income and expense of our continuing operations. Interest expense is included in cost of other revenues on our consolidated statements of operations.

(in 000s)

Year Ended April 30,	2010	2009	2008

Interest income:
Mortgage loans, net	$31,877	$46,396	$74,895
Emerald Advance lines of credit	77,891	91,019	45,339
Investment securities	2,318	4,896	12,143
Other	10,319	12,205	19,181

	$122,405	$154,516	$151,558

Interest expense:
Borrowings	$78,398	$83,193	$56,482
Deposits	10,174	14,069	42,878
FHLB advances	1,997	5,113	6,008

	$90,569	$102,375	$105,368

NOTE 16:	COMMITMENTS AND CONTINGENCIES
We offer guarantees under our POM program to tax clients whereby we will assume the cost of additional tax assessments, up to a cumulative per client limit of $5,000, attributable to tax return preparation error for which we are responsible. We defer all revenues and direct costs associated with these guarantees, recognizing these amounts over the term of the guarantee based on historical and actual payment of claims. The related current asset is included in prepaid expenses and other current assets. The related liability is included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets. The related noncurrent asset and liability are included in other assets and other noncurrent liabilities, respectively, in the consolidated balance sheets. A loss on these POM guarantees would be recognized if the sum of expected costs for services exceeded unearned revenue. The changes in the deferred revenue liability for fiscal years 2010 and 2009 are as follows:

(in 000s)

Year Ended April 30,	2010	2009

Balance, beginning of the year	$146,807	$140,583
Amounts deferred for new guarantees issued	74,889	84,429
Revenue recognized on previous deferrals	(80,154)	(78,205)

Balance, end of the year	$141,542	$146,807

During fiscal year 2009, we entered into an agreement to purchase $45.8 million in media advertising between July 1, 2009 and June 30, 2013. At April 30, 2010, our remaining obligation totaled $26.5 million. We expect to make payments totaling $13.3 million during fiscal years 2011 and 2012.
We have various contingent purchase price obligations in connection with prior acquisitions. In many cases, contingent payments to be made in connection with these acquisitions are not subject to a stated limit. We estimate the potential payments (undiscounted) total $20.7 million as of April 30, 2010. Our estimate is based on current financial conditions. Should actual results differ materially from our assumptions, the potential payments will differ from the above estimate.
We have contractual commitments to fund certain franchises requesting Franchise Equity Lines of Credit (FELCs). Our total obligation under these lines of credit was $82.4 million at April 30, 2010, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $36.8 million.
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
We issued three standby letters of credit to servicers paying claims related to our POM, errors and omissions, and property and casualty insurance policies. These letters of credit are for amounts not to exceed $6.7 million in the aggregate. At April 30, 2010, there were no balances outstanding on these letters of credit.

H&R BLOCK 2010 Form 10K  59

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
During fiscal year 2006, we entered into a transaction with the City of Kansas City, Missouri, to provide us with sales and property tax savings on the furniture, fixtures and equipment for our corporate headquarters facility. Under the transaction, the City purchased equipment by issuing $31.0 million in Industrial Revenue Bonds due in December 2015, and leased the furniture, fixtures and equipment to us for an identical term under a capital lease. The City’s bonds were purchased by us. Because the City has assigned the lease to the bond trustee for our benefit as the sole bondholder, we, in effect, control enforcement of the lease against ourselves. As a result of the capital lease treatment, the furniture, fixtures and equipment will remain a component of property, plant and equipment in our consolidated balance sheets. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation. The transaction provides us with property tax exemptions for the leased furniture, fixtures and equipment. As of April 30, 2010, we have purchased $31.0 million in bonds in connection with this arrangement.
Substantially all of the operations of our subsidiaries are conducted in leased premises. Most of the operating leases are for periods ranging from three years to five years, with renewal options and provide for fixed monthly rentals. Future minimum operating lease commitments of our continuing operations at April 30, 2010, are as follows:

(in 000s)

2011	$246,061
2012	196,343
2013	135,776
2014	87,138
2015	57,140
2016 and beyond	68,748

$791,206

Rent expense of our continuing operations for fiscal years 2010, 2009 and 2008 totaled $289.6 million, $308.1 million and $299.6 million, respectively.
In the regular course of business, we are subject to routine examinations by federal, state and local taxing authorities. In management’s opinion, the disposition of matters raised by such taxing authorities, if any, would not have a material adverse impact on our consolidated financial statements.
We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Other guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counterparties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the terms of the indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair value of these guarantees and indemnifications is not material as of April 30, 2010.
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
At April 30, 2010 and 2009, our loan repurchase liability totaled $188.2 million and $206.6 million, respectively. This liability is included in accounts payable, accrued expenses and other current liabilities on our consolidated balance sheets. Actual losses charged against this reserve during fiscal year 2010 totaled $18.4 million.

60   H&R BLOCK 2010 Form 10K

NOTE 17: ALTERNATIVE PRACTICE STRUCTURE WITH McGLADREY & PULLEN LLP
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
An administrative services agreement between RSM and M&P obligates RSM to provide M&P with administrative services, information technology, office space, non-professional staff, and other infrastructure in exchange for market rate fees from M&P. During fiscal year 2010, we received $22.6 million in management fee revenues from M&P.
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
Although not required by the Governance and Operations Agreement, all partners of M&P, with the exception of M&P’s Managing Partner, are also managing directors employed by RSM. Approximately 86% of RSM’s managing directors are also partners in M&P. Certain other personnel are also employed by both M&P and RSM. M&P partners receive distributions from M&P in their capacity as partners, as well as compensation from RSM in their capacity as managing directors. Distributions to M&P partners are based on the profitability of M&P and are not capped by this arrangement. Pursuant to the Governance and Operations Agreement, effective May 1, 2010, the aggregate compensation payable to RSM managing directors by RSM in any given year shall generally equal 67 percent of the combined profits of M&P and RSM less any amounts paid in their capacity as M&P partners. RSM followed a similar practice historically, except that the compensation pool for managing directors was based on 65 percent of combined profits. In practice, this means that variability in the amounts paid to RSM managing directors under these contracts can cause variability in RSM’s operating results. RSM is not entitled to any profits or residual interests of M&P, nor is it obligated to fund losses or capital deficiencies of M&P. Managing directors of RSM have historically participated in stock-based compensation plans of H&R Block. Beginning in fiscal 2011, participation in those plans will cease and be replaced by a non-qualified retirement plan. RSM is required to pay $60.0 million during fiscal year 2011 to fund contributions to the retirement plan through 2015.
The administrative services agreement and compensation arrangements described above all represent variable interests of RSM in M&P. Our determination of primary beneficiary of M&P was based on an assessment of which party was most closely associated with M&P. We have concluded that RSM is not the primary beneficiary of M&P and, therefore, the financial results of M&P have not been included in the accompanying consolidated financial statements. RSM does not have an equity interest in M&P, nor does it have the power to direct any activities of M&P.
The carrying amounts included in our consolidated balance sheet, and our exposure to economic loss, resulting from our interests in the various agreements with M&P is as follows at April 30, 2010:

(in 000s)

	Carrying Amount	Maximum Exposure to Loss

Compensation arrangements	N/A		(1)
Administrative Services Agreement	N/A	$94,200	(2)

(1)	As described above, operating results of RSM are exposed to variability caused by compensation arrangements.
(2)	Under this agreement, M&P shares costs with RSM for office space under RSM’s operating leases. RSM could be exposed to loss in the event of default by M&P.

H&R BLOCK 2010 Form 10K  61

NOTE 18:	LITIGATION AND RELATED CONTINGENCIES
We are party to investigations, legal claims and lawsuits arising out of our business operations. As required, we accrue our best estimate of loss contingencies when we believe a loss is probable and we can reasonably estimate the amount of any such loss. Amounts accrued, including obligations under indemnifications, totaled $35.5 million and $27.9 million at April 30, 2010 and 2009, respectively. Litigation is inherently unpredictable and it is difficult to predict the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements.
RAL LITIGATION – We have been named in multiple lawsuits as defendants in litigation regarding our refund anticipation loan program in past years. All of those lawsuits have been settled or otherwise resolved, except for one.
The sole remaining case is a putative class action styled Sandra J. Basile, et al. v. H&R Block, Inc., et al., April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. The plaintiffs allege inadequate disclosures with respect to the RAL product and assert claims for violation of consumer protection statutes, negligent misrepresentation, breach of fiduciary duty, common law fraud, usury, and violation of the Truth In Lending Act. Plaintiffs seek unspecified actual and punitive damages, injunctive relief, attorneys’ fees and costs. A Pennsylvania class was certified, but later decertified by the trial court in December 2003. The trial court’s decertification decision is currently on appeal. We believe we have meritorious defenses to this case and intend to defend it vigorously. There can be no assurances, however, as to the outcome of this case or its impact on our consolidated results of operations.
PEACE OF MIND LITIGATION – We are defendants in lawsuits regarding our Peace of Mind program (collectively, the “POM Cases”), under which our applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The POM Cases are described below.
Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Case No. 08-CV-591 in the U.S. District Court for the Southern District of Illinois, is a putative class action case originally filed in the Circuit Court of Madison County, Illinois on January 18, 2002. The plaintiffs allege that the sale of POM guarantees constitutes (1) statutory fraud by selling insurance without a license, (2) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (3) a breach of fiduciary duty. The plaintiffs seek unspecified damages, injunctive relief, attorneys’ fees and costs. The Madison County court ultimately certified a class consisting of all persons residing in 13 states who paid a separate fee for POM from January 1, 1997 to the date of a final judgment from the court. We subsequently removed the case to federal court in the Southern District of Illinois, where it is now pending. In November 2009, the federal court issued an order effectively vacating the state court’s class certification ruling and allowing plaintiffs time to file a renewed motion for class certification under the federal rules. Plaintiffs filed a new motion for class certification seeking certification of an 11-state class. Oral argument on plaintiffs’ motion occurred in April 2010 and the parties are awaiting a ruling. A trial date has been set for November 2010.
There is one other putative class action pending against us in Texas that involves the POM guarantee. This case, styled Desiri L. Soliz v. H&R Block, et al. (Cause No. 03-032-D), was filed on January 23, 2003 in the District Court of Kleberg County, Texas. This case involves the same plaintiffs’ attorneys that are involved in the Marshall litigation in Illinois and contains allegations similar to those in the Marshall litigation. The plaintiff seeks actual and treble damages, equitable relief, attorneys’ fees and costs. No class has been certified in this case.
We believe we have meritorious defenses to the claims in the POM Cases, and we intend to defend them vigorously. The amounts claimed in the POM Cases are substantial, however, and there can be no assurances as to the outcome of these pending actions or their impact on our consolidated results of operations, individually or in the aggregate.
EXPRESS IRA LITIGATION – On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) styled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc. et al. The complaint asserts nationwide jurisdiction and alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the Express IRA product and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. To avoid the cost and inherent risk associated with litigation, we reached an agreement to settle this case and the civil actions described below. Details regarding the settlement are below.
Subsequent to the filing of the New York Attorney General action, a number of civil actions were filed against HRBFA and us concerning the Express IRA product, the first of which was filed on March 15, 2006. Except for two cases pending in state court, all of the civil actions were consolidated by the panel for Multi-District Litigation into

62   H&R BLOCK 2010 Form 10K

a single action styled In re H&R Block, Inc. Express IRA Marketing Litigation (Case No. 06-1786-MD-RED) in the United States District Court for the Western District of Missouri. To avoid the cost and inherent risk associated with litigation, we reached an agreement to settle these cases and the New York Attorney General action. The federal court presiding over the Multi-District Litigation approved the settlement in a final fairness hearing and dismissed its underlying actions with prejudice on May 17, 2010. Stipulations of dismissal were subsequently filed in the two cases pending in state court. The settlement requires a minimum payment of $11.4 million and a maximum payment of $25.4 million. The actual cost of the settlement will depend on the number of claims submitted by class members, which are due no later than July 30, 2010. We previously recorded a liability for our best estimate of the expected loss.
On January 2, 2008, the Mississippi Attorney General filed a lawsuit in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) styled Jim Hood, Attorney for the State of Mississippi v. H&R Block, Inc., et al. The complaint alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the sale of the Express IRA product in Mississippi and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. The defendants have filed a motion to dismiss. We believe we have meritorious defenses to the claims in this case, and we intend to defend this case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.
Although we sold HRBFA effective November 1, 2008, we remain responsible for any liabilities relating to the Express IRA litigation through an indemnification agreement.
SECURITIES AND SHAREHOLDER LITIGATION – On April 6, 2007, a putative class action styled In re H&R Block Securities Litigation (Case No. 06-0236-CV-W-ODS) was filed against the Company and certain of its officers in the United States District Court for the Western District of Missouri. The complaint alleged, among other things, deceptive, material and misleading financial statements and failure to prepare financial statements in accordance with generally accepted accounting principles. The complaint sought unspecified damages and equitable relief. The court dismissed the complaint in February 2008, and the plaintiffs appealed the dismissal in March 2008. In addition, plaintiffs in a shareholder derivative action that was consolidated into the securities litigation filed a separate appeal in March 2008, contending that the derivative action was improperly consolidated. The derivative action is Iron Workers Local 16 Pension Fund v. H&R Block, et al., in the United States District Court for the Western District of Missouri, Case No. 06-cv-00466-ODS (instituted on June 8, 2006) and was brought against certain of our directors and officers purportedly on behalf of the Company. The derivative action alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste, and unjust enrichment. In September 2009, the appellate court affirmed the dismissal of the securities fraud class action, but reversed the dismissal of the shareholder derivative action. The plaintiffs in the shareholder derivative action subsequently agreed to voluntarily dismiss their complaint; an order dismissing their complaint was entered on April 19, 2010, thereby ending this litigation.
RSM McGLADREY LITIGATION – RSM EquiCo, its parent and certain of its subsidiaries and affiliates, are parties to a class action filed on July 11, 2006 and styled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al., Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations relating to business valuation services provided by RSM EquiCo, including allegations of fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition. Plaintiffs seek unspecified actual and punitive damages, in addition to pre-judgment interest and attorneys’ fees. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. The defendants filed two requests for interlocutory review of the decision, the last of which was denied by the Supreme Court of California on September 30, 2009. A trial date has been set for January 2011.
The certified class consists of RSM EquiCo’s U.S. clients who signed platform agreements and for whom RSM EquiCo did not ultimately market their business for sale. The fees paid to RSM EquiCo in connection with these agreements total approximately $185 million, a number which substantially exceeds the equity of RSM EquiCo. We intend to defend this case vigorously. The amount claimed in this action is substantial and could have a material adverse impact on our consolidated results of operations. There can be no assurance regarding the outcome of this matter.
As more fully described in note 17, RSM and M&P operate in an alternative practice structure. Accordingly, certain claims and lawsuits against M&P could have an impact on RSM. More specifically, any judgments or settlements arising from claims and lawsuits against M&P which exceed its insurance coverage could have a direct adverse effect on M&P’s operations. Although RSM is not responsible for the liabilities of M&P, significant M&P litigation and claims could impair the profitability of the APS and impair the ability to attract and retain clients and quality professionals. This could, in turn, have a material adverse effect on RSM’s operations and impair the value of our investment in RSM. There is no assurance regarding the outcome of any claims or litigation involving M&P.

H&R BLOCK 2010 Form 10K  63

On December 7, 2009, a lawsuit was filed in the Circuit Court of Cook County, Illinois (2009-L-014920) against M&P, RSM and H&R Block styled Ronald R. Peterson ex rel. Lancelot Investors Fund, L.P., et al. v. McGladrey & Pullen LLP, et al. The case was removed to the United States District Court for the Northern District of Illinois on December 28, 2009, where it remains pending (Case No. 08-28225). The complaint, which was filed by the trustee for certain bankrupt investment funds, seeks unspecified damages and asserts claims against RSM for vicarious liability and alter ego liability and against H&R Block for equitable restitution relating to audit work performed by M&P. The amount claimed in this case is substantial. We believe we have meritorious defenses to the claims against RSM and H&R Block in this case and intend to defend it vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.
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
On June 3, 2008, the Massachusetts Attorney General filed a lawsuit in the Superior Court of Suffolk County, Massachusetts (Case No. 08-2474-BLS) styled Commonwealth of Massachusetts v. H&R Block, Inc., et al., alleging unfair, deceptive and discriminatory origination and servicing of mortgage loans and seeking equitable relief, disgorgement of profits, restitution and statutory penalties. In November 2008, the court granted a preliminary injunction limiting the ability of the owner of SCC’s former loan servicing business to initiate or advance foreclosure actions against certain loans originated by SCC or its subsidiaries without (1) advance notice to the Massachusetts Attorney General and (2) if the Attorney General objects to foreclosure, approval by the court. An appeal of the preliminary injunction was denied. A trial date has been set for June 2011. We believe the claims in this case are without merit, and we intend to defend this case vigorously. There can be no assurances, however, as to its outcome or its impact on our consolidated results of operations.
OTHER CLAIMS AND LITIGATION – We have been named in several wage and hour class action lawsuits throughout the country, respectively styled Alice Williams v. H&R Block Enterprises LLC, Case No.RG08366506 (Superior Court of California, County of Alameda, filed January 17, 2008); Arabella Lemus v. H&R Block Enterprises LLC, et al., Case No. CGC-09-489251 (United States District Court, Northern District of California, filed June 9, 2009); Delana Ugas v. H&R Block Enterprises LLC, et al., Case No. BC417700 (United States District Court, Central District of California, filed July 13, 2009); Joaquin Llano v. H&R Block Eastern Enterprises, Inc., Case No. 09-CV-22531 (United States District Court, Southern District of Florida, filed August 27, 2009); Barbara Petroski v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00075 (United States District Court, Western District of Missouri, filed January 25, 2010); Lance Hom v. H&R Block Enterprises LLC, et al., Case No. 10CV0476 H (United States District Court, Southern District of California, filed March 4, 2010); Stacy Oyer v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00387-WMS (United States District Court, Western District of New York, filed May, 10 2010); Rita Greene v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-21663-FAM (United States District Court, Southern District of Florida, filed May 21, 2010); and Li Dong Ma v. RSM McGladrey TBS, LLC, et al., Case No. C-08-01729 JF (United States District Court, Northern District of California, filed February 28, 2008). These cases involve a variety of legal theories and allegations including, among other things, failure to compensate employees for all hours worked; failure to provide employees with meal periods; failure to provide itemized wage statements; failure to pay wages due upon termination; failure to compensate for mandatory off-season training; and/or misclassification of non-exempt employees. The plaintiffs seek actual damages, in addition to statutory penalties, pre-judgment interest and attorneys’ fees. The Company has moved to consolidate certain of these cases into a single action because they allege substantially identical claims. We believe we have meritorious defenses to the claims in these cases and intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances, however, and the ultimate liability with respect to these matters is difficult to predict. There can be no assurances

64   H&R BLOCK 2010 Form 10K

as to the outcome of these cases or their impact on our consolidated results of operations, individually or in the aggregate.
In addition, we are from time to time party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. Some of these investigations, claims and lawsuits pertain to RALs, the electronic filing of customers’ income tax returns, the POM guarantee program, and other products and services. We believe we have meritorious defenses to each of these investigations, claims and lawsuits, and we are defending or intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances, however, the ultimate liability with respect to such matters is difficult to predict. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse impact on our consolidated results of operations.
We are also party to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits (collectively, “Other Claims”) concerning the preparation of customers’ income tax returns, the fees charged customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters and contract disputes. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material adverse impact on our consolidated results of operations.

NOTE 19:	REGULATORY REQUIREMENTS
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
Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital, as set forth in the table below. In addition to these minimum ratio requirements, HRB Bank is required to continually maintain a 12.0% minimum leverage ratio. As of April 30, 2010, HRB Bank’s leverage ratio was 28.8%.
As of March 31, 2010, our most recent TFR filing with the Office of Thrift Supervision (OTS), HRB Bank was a “well capitalized” institution under the prompt corrective action provisions of the FDIC. The five capital categories are: (1) “well capitalized” (total risk-based capital ratio of 10%, Tier 1 Risk-based capital ratio of 6% and leverage ratio of 5%); (2) “adequately capitalized;” (3) “undercapitalized;” (4) “significantly undercapitalized;” and (5) “critically undercapitalized.” There are no conditions or events since March 31, 2010 that management believes have changed HRB Bank’s category.
The following table sets forth HRB Bank’s regulatory capital requirements at March 31, 2010, as calculated in the most recently filed TFR:

(dollars in 000s)

					To Be Well Capitalized
			For Capital Adequacy		Prompt Corrective
	Actual		Under Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio (1)	$420,401	75.7%	$44,436	8.0%	$55,545	10.0%
Tier 1 risk-based capital ratio (2)	$413,074	74.4%	N/A	N/A	$33,327	6.0%
Tier 1 capital ratio (leverage) (3)	$413,074	24.9%	$199,272	12.0%	$83,030	5.0%
Tangible equity ratio (4)	$413,074	24.9%	$24,909	1.5%	N/A	N/A

(1)	Total risk-based capital divided by risk-weighted assets.
(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.
(3)	Tier 1 (core) capital divided by adjusted total assets.
(4)	Tangible capital divided by tangible assets.

H&R BLOCK 2010 Form 10K  65

Block Financial LLC (BFC) typically makes capital contributions to HRB Bank to help it meet its capital requirements. BFC made capital contributions to HRB Bank of $235.0 million during fiscal year 2010, and $245.0 million during fiscal year 2009.

NOTE 20:	DISCONTINUED OPERATIONS
Discontinued operations for the year ended April 30, 2010, consist primarily of the continued wind-down of our mortgage operations. Fiscal year 2009 and 2008 include the results of operations of H&R Block Financial Advisors, Inc. (HRBFA) and its direct corporate parent, as well as our mortgage operations and three smaller lines of business related to our Business Services segment.
The financial results of discontinued operations are as follows:

			(in 000s)

Year Ended April 30,	2010	2009	2008

Net revenue	$372	$129,863	$(105,964)

Pretax loss from operations	$(23,872)	$(37,015)	$(1,120,216)
Gain (loss) on sale and estimated impairments	6,194	(10,626)	(45,510)

Pretax loss	(17,678)	(47,641)	(1,165,726)
Income tax benefit	(7,974)	(20,259)	(411,132)

Net loss from discontinued operations	$(9,704)	$(27,382)	$(754,594)

NOTE 21:	SEGMENT INFORMATION
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
TAX SERVICES – Our Tax Services segment is primarily engaged in providing tax return preparation and related services and products in the U.S. and its territories, Canada and Australia. Major revenue sources include fees earned for tax preparation services performed at company-owned retail tax offices, royalties from franchise retail tax offices, fees for tax-related services, sales of tax preparation and other software, online tax preparation fees, participation in RALs, fees from activities related to H&R Block Prepaid Emerald MasterCard®, and interest and fees from Emerald Advance lines of credit. HRB Bank also offers traditional banking services including checking and savings accounts, individual retirement accounts and certificates of deposit.
Our international operations contributed $190.9 million, $160.7 million and $170.2 million in revenues for fiscal years 2010, 2009 and 2008, respectively, and $46.7 million, $31.6 million and $32.1 million of pretax income, respectively.
BUSINESS SERVICES – This segment offers tax and consulting services, wealth management, and capital markets services to middle-market companies in offices located throughout the U.S.
CORPORATE – This segment’s operations include interest income from U.S. passive investments, interest expense on borrowings, net interest margin and gains or losses relating to mortgage loans held for investment, real estate owned, residual interests in securitizations and other corporate expenses, principally related to finance, legal and other support departments.
IDENTIFIABLE ASSETS – Identifiable assets are those assets, including goodwill and intangible assets, associated with each reportable segment. The remaining assets are classified as Corporate assets, which consist primarily of cash and marketable securities. The carrying value of assets held outside the U.S. totaled $166.8 million, $126.8 million and $124.8 million at April 30, 2010, 2009 and 2008, respectively.

66   H&R BLOCK 2010 Form 10K

Information concerning the Company’s operations by reportable segment is as follows:

			(in 000s)

Year Ended April 30,	2010	2009	2008

REVENUES :
Tax Services	$2,975,252	$3,132,077	$3,060,661
Business Services	860,349	897,809	941,686
Corporate	38,731	53,691	84,283

	$3,874,332	$4,083,577	$4,086,630

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES :
Tax Services	$867,362	$927,048	$825,721
Business Services	58,714	96,097	88,797
Corporate	(141,941)	(183,775)	(179,447)

	$784,135	$839,370	$735,071

DEPRECIATION AND AMORTIZATION :
Tax Services	$88,523	$79,415	$77,207
Business Services	33,064	36,748	36,523
Corporate	5,314	7,468	5,784

	$126,901	$123,631	$119,514

CAPITAL EXPENDITURES :
Tax Services	$78,108	$76,305	$59,474
Business Services	12,318	21,185	32,918
Corporate	89	390	9,162

	$90,515	$97,880	$101,554

IDENTIFIABLE ASSETS :
Tax Services	$2,279,161	$2,117,475	$1,303,749
Business Services	806,688	897,250	920,945
Corporate	2,148,469	2,344,997	2,411,139
Assets of discontinued operations	–	–	987,592

	$5,234,318	$5,359,722	$5,623,425

H&R BLOCK 2010 Form 10K  67

NOTE 22:	QUARTERLY FINANCIAL DATA (UNAUDITED)

			(in 000s, except per share amounts)

	Fiscal Year 2010	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009	Jul 31, 2009

Revenues	$3,874,332	$2,337,894	$934,852	$326,081	$275,505

Income (loss) from continuing operations before taxes (benefit)	$784,135	$1,110,410	$97,451	$(212,853)	$(210,873)
Income taxes (benefit)	295,189	417,978	43,848	(86,381)	(80,256)

Net income (loss) from continuing operations	488,946	692,432	53,603	(126,472)	(130,617)
Net loss from discontinued operations	(9,704)	(1,604)	(2,968)	(2,115)	(3,017)

Net income (loss)	$479,242	$690,828	$50,635	$(128,587)	$(133,634)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$1.47	$2.11	$0.16	$(0.38)	$(0.39)
Net loss from discontinued operations	(0.03)	–	(0.01)	–	(0.01)

Net income (loss)	$1.44	$2.11	$0.15	$(0.38)	$(0.40)

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$1.46	$2.11	$0.16	$(0.38)	$(0.39)
Net loss from discontinued operations	(0.03)	(0.01)	(0.01)	–	(0.01)

Net income (loss)	1.43	$2.10	$0.15	$(0.38)	$(0.40)

	Fiscal Year 2009	Apr 30, 2009	Jan 31, 2009	Oct 31, 2008	Jul 31, 2008

Revenues	$4,083,577	$2,466,753	$993,446	$351,469	$271,909

Income (loss) from continuing operations before taxes (benefit)	$839,370	$1,178,054	$101,739	$(227,453)	$(212,970)
Income taxes (benefit)	326,315	470,245	34,909	(94,292)	(84,547)

Net income (loss) from continuing operations	513,055	707,809	66,830	(133,161)	(128,423)
Net loss from discontinued operations	(27,382)	(906)	(19,467)	(2,713)	(4,296)

Net income (loss)	$485,673	$706,903	$47,363	$(135,874)	$(132,719)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$1.53	$2.09	$0.20	$(0.40)	$(0.39)
Net loss from discontinued operations	(0.08)	–	(0.06)	(0.01)	(0.02)

Net income (loss)	$1.45	$2.09	$0.14	$(0.41)	$(0.41)

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$1.53	$2.08	$0.20	$(0.40)	$(0.39)
Net loss from discontinued operations	(0.08)	–	(0.06)	(0.01)	(0.02)

Net income (loss)	$1.45	$2.08	$0.14	$(0.41)	$(0.41)

The accumulation of four quarters in fiscal years 2010 and 2009 for earnings per share may not equal the related per share amounts for the years ended April 30, 2010 and 2009 due to the timing of the exercise of stock options and

68   H&R BLOCK 2010 Form 10K

lapse of certain restrictions on nonvested shares and the antidilutive effect of stock options and nonvested shares in the first two quarters for those years, as well as the retirement of treasury shares for fiscal year 2010.

	Fiscal Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Fiscal Year 2010:
Dividends paid per share	$0.60	$0.15	$0.15	$0.15	$0.15
Stock price range:
High	$23.23	$21.84	$23.23	$20.00	$17.85
Low	13.73	15.90	18.10	16.41	13.73
Fiscal Year 2009:
Dividends paid per share	$0.59	$0.15	$0.15	$0.15	$0.14
Stock price range:
High	$27.97	$22.98	$23.27	$27.97	$24.65
Low	14.69	14.69	15.37	15.00	20.40

NOTE 23: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

CONDENSED CONSOLIDATING INCOME STATEMENTS
(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$–	$271,704	$3,602,721	$(93)	$3,874,332

Cost of revenues	–	257,245	2,210,868	(117)	2,467,996
Selling, general and administrative	–	36,946	594,646	(93)	631,499

Total expenses	–	294,191	2,805,514	(210)	3,099,495

Operating income (loss)	–	(22,487)	797,207	117	774,837
Other income, net	784,135	5,644	3,771	(784,252)	9,298

Income (loss) from continuing operations before taxes (benefit)	784,135	(16,843)	800,978	(784,135)	784,135
Income taxes (benefit)	295,189	(6,368)	301,557	(295,189)	295,189

Net income (loss) from continuing operations	488,946	(10,475)	499,421	(488,946)	488,946
Net loss from discontinued operations	(9,704)	(5,276)	(4,428)	9,704	(9,704)

Net income (loss)	$479,242	$(15,751)	$494,993	$(479,242)	$479,242

H&R BLOCK 2010 Form 10K  69

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$–	$251,758	$3,834,880	$(3,061)	$4,083,577

Cost of revenues	–	278,789	2,317,439	(10)	2,596,218
Selling, general and administrative	–	66,230	582,812	(552)	648,490

Total expenses	–	345,019	2,900,251	(562)	3,244,708

Operating income (loss)	–	(93,261)	934,629	(2,499)	838,869
Other income (expense), net	839,370	(5,992)	6,461	(839,338)	501

Income (loss) from continuing operations before taxes (benefit)	839,370	(99,253)	941,090	(841,837)	839,370
Income taxes (benefit)	326,315	(40,386)	367,660	(327,274)	326,315

Net income (loss) from continuing operations	513,055	(58,867)	573,430	(514,563)	513,055
Net loss from discontinued operations	(27,382)	(29,176)	–	29,176	(27,382)

Net income (loss)	$485,673	$(88,043)	$573,430	$(485,387)	$485,673

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$–	$338,688	$3,755,118	$(7,176)	$4,086,630

Cost of revenues	–	231,025	2,357,577	(409)	2,588,193
Selling, general and administrative	–	148,218	639,986	694	788,898

Total expenses	–	379,243	2,997,563	285	3,377,091

Operating income (loss)	–	(40,555)	757,555	(7,461)	709,539
Other income, net	735,071	–	25,532	(735,071)	25,532

Income (loss) from continuing operations before taxes (benefit)	735,071	(40,555)	783,087	(742,532)	735,071
Income taxes (benefit)	289,124	(10,351)	302,873	(292,522)	289,124

Net income (loss) from continuing operations	445,947	(30,204)	480,214	(450,010)	445,947
Net loss from discontinued operations	(754,594)	(752,386)	(6,288)	758,674	(754,594)

Net income (loss)	$(308,647)	$(782,590)	$473,926	$308,664	$(308,647)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$–	$702,021	$1,102,135	$(111)	$1,804,045
Cash & cash equivalents — restricted	–	6,160	28,190	–	34,350
Receivables, net	57	105,192	412,737	–	517,986
Mortgage loans held for investment, net	–	595,405	–	–	595,405
Intangible assets and goodwill, net	–	–	1,207,879	–	1,207,879
Investments in subsidiaries	3,276,597	–	231	(3,276,597)	231
Other assets	19,014	332,782	722,626	–	1,074,422

Total assets	$3,295,668	$1,741,560	$3,473,798	$(3,276,708)	$5,234,318

Customer deposits	$–	$852,666	$–	$(111)	$852,555
Long-term debt	–	998,605	36,539	–	1,035,144
FHLB borrowings	–	75,000	–	–	75,000
Other liabilities	48,775	153,154	1,629,060	–	1,830,989
Net intercompany advances	1,806,263	(431,696)	(1,374,567)	–	–
Stockholders’ equity	1,440,630	93,831	3,182,766	(3,276,597)	1,440,630

Total liabilities and stockholders’ equity	$3,295,668	$1,741,560	$3,473,798	$(3,276,708)	$5,234,318

70   H&R BLOCK 2010 Form 10K

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$–	$241,350	$1,419,535	$(6,222)	$1,654,663
Cash & cash equivalents — restricted	–	4,303	47,353	–	51,656
Receivables, net	38	114,442	398,334	–	512,814
Mortgage loans held for investment, net	–	744,899	–	–	744,899
Intangible assets and goodwill, net	–	–	1,236,228	–	1,236,228
Investments in subsidiaries	3,289,435	–	194	(3,289,435)	194
Other assets	–	308,481	850,787	–	1,159,268

Total assets	$3,289,473	$1,413,475	$3,952,431	$(3,295,657)	$5,359,722

Customer deposits	$–	$861,110	$–	$(6,222)	$854,888
Long-term debt	–	998,245	33,877	–	1,032,122
FHLB borrowings	–	100,000	–	–	100,000
Other liabilities	2	130,362	1,836,477	12	1,966,853
Net intercompany advances	1,883,612	(827,453)	(1,056,147)	(12)	–
Stockholders’ equity	1,405,859	151,211	3,138,224	(3,289,435)	1,405,859

Total liabilities and stockholders’ equity	$3,289,473	$1,413,475	$3,952,431	$(3,295,657)	$5,359,722

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by operating activities:	$21,252	$16,698	$549,519	$–	$587,469

Cash flows from investing:
Mortgage loans held for investment, net	–	72,832	–	–	72,832
Purchases of property & equipment	–	–	(90,515)	–	(90,515)
Payments for business acquisitions	–	–	(10,539)	–	(10,539)
Net intercompany advances	415,591	–	–	(415,591)	–
Other, net	–	38,813	20,762	–	59,575

Net cash provided by (used in) investing activities	415,591	111,645	(80,292)	(415,591)	31,353

Cash flows from financing:
Repayments of commercial paper	–	(1,406,013)	–	–	(1,406,013)
Proceeds from commercial paper	–	1,406,013	–	–	1,406,013
Repayments of other borrowings	–	(4,267,727)	(46)	–	(4,267,773)
Proceeds from other borrowings	–	4,242,727	–	–	4,242,727
Customer banking deposits, net	–	11,428	–	6,111	17,539
Dividends paid	(200,899)	–	–	–	(200,899)
Repurchase of common stock	(254,250)	–	–	–	(254,250)
Proceeds from stock options	16,682	–	–	–	16,682
Net intercompany advances	–	354,617	(770,208)	415,591	–
Other, net	1,624	(8,717)	(28,051)	–	(35,144)

Net cash provided by (used in) financing activities	(436,843)	332,328	(798,305)	421,702	(481,118)

Effects of exchange rates on cash	–	–	11,678	–	11,678

Net increase (decrease) in cash	–	460,671	(317,400)	6,111	149,382
Cash – beginning of the year	–	241,350	1,419,535	(6,222)	1,654,663

Cash – end of the year	$–	$702,021	$1,102,135	$(111)	$1,804,045

H&R BLOCK 2010 Form 10K  71

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$3,835	$(13,225)	$1,033,829	$–	$1,024,439

Cash flows from investing:
Mortgage loans held for investment, net	–	91,329	–	–	91,329
Purchases of property & equipment	–	(43)	(97,837)	–	(97,880)
Payments for business acquisitions	–	–	(293,805)	–	(293,805)
Net intercompany advances	73,820	–	–	(73,820)	–
Investing cash flows of discontinued operations	–	255,066	–	–	255,066
Other, net	–	17,598	33,252	–	50,850

Net cash provided by (used in) investing activities	73,820	363,950	(358,390)	(73,820)	5,560

Cash flows from financing:
Repayments of short-term borrowings	–	(4,762,294)	–	–	(4,762,294)
Proceeds from short-term borrowings	–	4,733,294	–	–	4,733,294
Customer banking deposits, net	–	69,932	–	(5,575)	64,357
Dividends paid	(198,685)	–	–	–	(198,685)
Acquisition of treasury shares	(106,189)	–	–	–	(106,189)
Proceeds from issuance of common stock	141,415	–	–	–	141,415
Proceeds from stock options	71,594	–	–	–	71,594
Net intercompany advances	–	(199,032)	125,212	73,820	–
Financing cash flows of discontinued operations	–	4,783	–	–	4,783
Other, net	14,210	9,331	(12,049)	–	11,492

Net cash provided by (used in) financing activities	(77,655)	(143,986)	113,163	68,245	(40,233)

Net increase in cash	–	206,739	788,602	(5,575)	989,766
Cash – beginning of the year	–	34,611	630,933	(647)	664,897

Cash – end of the year	$–	$241,350	$1,419,535	$(6,222)	$1,654,663

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2008	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$47,521	$(686,591)	$897,830	$–	$258,760

Cash flows from investing:
Mortgage loans held for investment, net	–	207,606	–	–	207,606
Purchases of property & equipment	–	(17)	(101,537)	–	(101,554)
Payments for business acquisitions	–	–	(24,872)	–	(24,872)
Net intercompany advances	112,027	–	–	(112,027)	–
Investing cash flows of discontinued operations	–	1,041,260	3,730	–	1,044,990
Other, net	–	13,410	7,709	–	21,119

Net cash provided by (used in) investing activities	112,027	1,262,259	(114,970)	(112,027)	1,147,289

Cash flows from financing:
Repayments of commercial paper	–	(5,125,279)	–	–	(5,125,279)
Proceeds from commercial paper	–	4,133,197	–	–	4,133,197
Proceeds from issuance of Senior Notes	–	599,376	–	–	599,376
Repayments of other borrowings	–	(9,055,426)	–	–	(9,055,426)
Proceeds from other borrowings	–	8,505,426	–	–	8,505,426
Customer banking deposits, net	–	(344,744)	–	(647)	(345,391)
Dividends paid	(183,628)	–	–	–	(183,628)
Acquisition of treasury shares	(7,280)	–	–	–	(7,280)
Proceeds from stock options	23,322	–	–	–	23,322
Net intercompany advances	–	753,873	(865,900)	112,027	–
Financing cash flows of discontinued operations	–	(63,249)	(1,190)	–	(64,439)
Other, net	8,038	(4,428)	(41,557)	–	(37,947)

Net cash used in financing activities	(159,548)	(601,254)	(908,647)	111,380	(1,558,069)

Net decrease in cash	–	(25,586)	(125,787)	(647)	(152,020)
Cash – beginning of the year	–	60,197	756,720	–	816,917

Cash – end of the year	$–	$34,611	$630,933	$(647)	$664,897

72   H&R BLOCK 2010 Form 10K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements or reportable events requiring disclosure pursuant to Item 304(b) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES – We have established disclosure controls and procedures (Disclosure Controls) to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.
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
(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING – Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of April 30, 2010.
Based on our assessment, management concluded that, as of April 30, 2010, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO.
The Company’s external auditors who audited the consolidated financial statements included in Item 8, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears near the beginning of Item 8.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – During the quarter ended April 30, 2010, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

H&R BLOCK 2010 Form 10K  73

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information appearing in our definitive proxy statement, to be filed no later than 120 days after April 30, 2010, is incorporated herein by reference:

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
Information about our executive officers as of May 15, 2010, is as follows:

Name, age	Current position	Business experience since May 1, 2005

Russell P. Smyth, age 53	President and Chief Executive Officer	President and Chief Executive Officer since August 2008; Consultant, equity owner and active board member for several private equity firms and served on the boards of several privately held companies from January 2005 to July 2008; President – McDonald’s Europe from January 2003 to January 2005.

Jeffrey T. Brown, age 51	Vice President, Interim Chief Financial Officer and Corporate Controller	Interim Chief Financial Officer since May 1, 2010; Vice President and Corporate Controller since March 2008; Assistant Vice President and Assistant Controller from August 2005 until March 2008; Director of Corporate Accounting, from September 2002 to August 2005.

C.E. Andrews, age 58	President and Chief Operating Officer, RSM McGladrey, Inc.	President and Chief Operating Officer, RSM McGladrey since June 2009; President of SLM Corporation (Sallie Mae) from May 2007 until September 2008; Chief Financial Officer of Sallie Mae from 2006 until 2007; Executive Vice President of Accounting and Risk of Sallie Mae from 2003 until 2005.

Robert J. Turtledove, age 50	Senior Vice President and Chief Marketing Officer	Senior Vice President and Chief Marketing Officer since August 2009; Chief Marketing Officer of TheLadders.com from June 2007 until June 2009; Chief Concept Officer of Metromedia Restaurant Group from January 2003 until February 2007.

Brian J. Woram, age 49	Senior Vice President and Chief Legal Officer	Senior Vice President and Chief Legal Officer since September 2009; Senior Vice President, Chief Legal Officer and Chief Compliance Officer of Centex Corporation from 2005 until September 2009.

ITEM 11.	EXECUTIVE COMPENSATION
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2010, in the sections entitled “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2010, in the section titled “Equity Compensation Plans” and in the section titled “Information Regarding Security Holders” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2010, in the section titled “Employee Agreements, Change-of-Control and Other Arrangements” and is incorporated herein by reference.

74   H&R BLOCK 2010 Form 10K

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2010, in the section titled “Audit Fees” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Report:

1.	The following financial statements appearing in Item 8: “Consolidated Statements of Operations and Comprehensive Income (Loss),” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Stockholders’ Equity.”
2.	“Financial Statement Schedule II – Valuation and Qualifying Accounts” with the related Reports of Independent Registered Public Accounting Firms. These will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareholders.
3.	Exhibits – The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

H&R BLOCK 2010 Form 10K  75

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

Russell P. Smyth
President and Chief Executive Officer June 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated on June 28, 2010.

Russell P. Smyth	Robert A. Gerard	Tom D. Seip
President, Chief Executive Officer	Director	Director
and Director (principal executive officer)

Richard C. Breeden	Jeffrey T. Brown	L. Edward Shaw, Jr.
Director, Chairman of the Board	Vice President, Interim Chief	Director
Financial Officer and Corporate Controller (principal financial officer and principal accounting officer)

Thomas M. Bloch	Len J. Lauer	Christianna Wood
Director	Director	Director

Alan M. Bennett	David B. Lewis
Director	Director

76   H&R BLOCK 2010 Form 10K

EXHIBIT INDEX

The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

3.1		Amended and Restated Articles of Incorporation of H&R Block, Inc., filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2008, file number 1-6089, is incorporated herein by reference.
3.2		Amended and Restated Bylaws of H&R Block, Inc., as amended through May 5, 2009, filed as Exhibit 3.1 to the Company’s current report on Form 8-K dated May 5, 2009, file number 1-6089, is incorporated herein by reference.
4.1		Indenture dated as of October 20, 1997, among H&R Block, Inc., Block Financial Corporation and Bankers Trust Company, as Trustee, filed as Exhibit 4(a) to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 1997, file number 1-6089, is incorporated herein by reference.
4.2		First Supplemental Indenture, dated as of April 18, 2000, among H&R Block, Inc., Block Financial Corporation, Bankers Trust Company and the Bank of New York, filed as Exhibit 4(a) to the Company’s current report on Form 8-K dated April 13, 2000, file number 1-6089, is incorporated herein by reference.
4.3		Officer’s Certificate, dated October 26, 2004, in respect of 5.125% Notes due 2014 of Block Financial Corporation, filed as Exhibit 4.1 to the Company’s current report on Form 8-K dated October 21, 2004, file number 1-6089, is incorporated herein by reference.
4.4		Officer’s Certificate, dated January 11, 2008, in respect of 7.875% Notes due 2013 of Block Financial LLC, filed as Exhibit 4.1 to the Company’s current report on Form 8-K dated January 8, 2008, file number 1-6089, is incorporated herein by reference.
4.5		Form of 5.125% Note due 2014 of Block Financial Corporation, filed as Exhibit 4.2 to the Company’s current report on Form 8-K dated October 21, 2004, file number 1-6089, is incorporated herein by reference.
4.6		Form of 7.875% Note due 2013 of Block Financial LLC, filed as Exhibit 4.2 to the Company’s current report on Form 8-K dated January 8, 2008, file number 1-6089, is incorporated herein by reference.
4.7		Form of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(e) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated herein by reference.
4.8		Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(j) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1998, file number 1-6089, is incorporated herein by reference.
4.9		Form of Certificate of Designation, Preferences and Rights of Delayed Convertible Preferred Stock of H&R Block, Inc., filed as Exhibit 4(f) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated herein by reference.
10	.1*	The Company’s 2003 Long-Term Executive Compensation Plan, as amended and restated as of September 24, 2009.
10	.2*	Form of 2003 Long-Term Executive Compensation Plan Award Agreement for Restricted Shares.
10	.3*	Form of 2003 Long-Term Executive Compensation Plan Award Agreement for Stock Options.
10	.4*	H&R Block Deferred Compensation Plan for Executives (amended and restated effective December 31, 2008), filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2009, file number 1-6089, is incorporated herein by reference.
10	.5*	Amendment No. 1 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, effective as of March 12, 2003, filed as Exhibit 10.5 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10	.6*	The H&R Block Executive Performance Plan (as amended), filed as Exhibit 10.6 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2006, file number 1-6089, is incorporated herein by reference.
10	.7*	The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended August 1, 2001, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.
10	.8*	The H&R Block, Inc. Executive Survivor Plan (as Amended and Restated) filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-6089, is incorporated herein by reference.
10	.9*	First Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), filed as Exhibit 10.9 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated herein by reference.
10	.10*	Second Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), effective as of March 12, 2003, filed as Exhibit 10.12 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10	.11*	H&R Block Severance Plan, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2008, file number 1-6089, is incorporated herein by reference.
10	.12*	H&R Block Inc. Executive Severance Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2009, file number 1-6089, is incorporated herein by reference.
10	.13*	Employment Agreement dated July 19, 2008 between H&R Block Management LLC and Russell P. Smyth, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2008, file number 1-6089, is incorporated herein by reference.

H&R BLOCK 2010 Form 10K  77

10	.14*	Employment Agreement dated December 3, 2007 between HRB Management, Inc. and Alan M. Bennett, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2008, file number 1-6089, is incorporated herein by reference.
10	.15*	Employment Agreement dated as of June 28, 2004 between H&R Block Services, Inc. and Timothy C. Gokey, filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended July 31, 2004, file number 1-6089, is incorporated herein by reference.
10	.16*	Separation and Release Agreement dated July 28, 2009 between HRB Tax Group, Inc. and Timothy C. Gokey, filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended July 31, 2009, file number 1-6089, is incorporated herein by reference.
10	.17*	Separation and Release Agreement dated May 4, 2010, between H&R Block Management, LLC and Becky S. Shulman.
10	.18*	Form of Indemnification Agreement for directors, filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated December 14, 2005, file number 1-6089, is incorporated herein by reference.
10	.19*	2008 Deferred Stock Unit Plan for Outside Directors, as amended and restated as of September 24, 2009.
10.20		HSBC Retail Settlement Products Distribution Agreement dated as of September 23, 2005, among HSBC Bank USA, National Association, HSBC Taxpayer Financial Services Inc., Beneficial Franchise Company Inc., Household Tax Masters Acquisition Corporation, H&R Block Services, Inc., H&R Block Tax Services, Inc., H&R Block Enterprises, Inc., H&R Block Eastern Enterprises, Inc., H&R Block Digital Tax Solutions, LLC, H&R Block Associates, L.P., HRB Royalty, Inc., HSBC Finance Corporation and H&R Block, Inc., filed as Exhibit 10.14 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.**
10.21		HSBC Digital Settlement Products Distribution Agreement dated as of September 23, 2005, among HSBC Bank USA, National Association, HSBC Taxpayer Financial Services Inc., H&R Block Digital Tax Solutions, LLC, and H&R Block Services, Inc., filed as Exhibit 10.15 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.**
10.22		HSBC Program Appendix of Defined Terms and Rules of Construction, filed as Exhibit 10.18 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.**
10.23		Joinder and First Amendment to Program Contracts dated as of November 10, 2006, among HSBC Bank USA, National Association, HSBC Trust Company (Delaware), N.A., HSBC Taxpayer Financial Services Inc., Beneficial Franchise Company Inc., Household Tax Masters Acquisition Corporation, H&R Block Services, Inc., H&R Block Tax Services, Inc., H&R Block Enterprises, Inc., H&R Block Eastern Enterprises, Inc., H&R Block Digital Solutions, LLC,, H&R Block and Associates, L.P., HRB Royalty, Inc., HSBC Finance Corporation, H&R Block, Inc. and Block Financial Corporation, filed as Exhibit 10.25 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated herein by reference.**
10.24		Second Amendment to Program Contracts dated as of November 13, 2006, among HSBC Bank USA, National Association, HSBC Trust Company (Delaware), N.A., HSBC Taxpayer Financial Services, Inc., Beneficial Franchise Company Inc., H&R Block Services, Inc., H&R Block Tax Service, Inc., H&R Block Enterprises, Inc., H&R Block Eastern Enterprises, Inc., H&R Block Digital Solutions,, LLC, H&R Block and Associates, L.P., HRB Royalty, Inc., HSBC Finance Corporation, and H&R Block, Inc., filed as Exhibit 10.26 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated herein by reference.**
10.25		Third Amendment to Program Contracts dated as of December 5, 2008, by and among HSBC Bank USA, HSBC Trust Company (Delaware), N.A., HSBC Taxpayer Financial Services Inc., Beneficial Franchise Company Inc., HRB Tax Group, Inc., H&R Block Tax Services LLC, H&R Block Enterprises LLC, H&R Block Eastern enterprises, Inc., HRB Digital LLC, Block Financial LLC, HRB Innovations, Inc., HSBC Finance Corporation, and H&R Block, Inc., filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2009, file number 1-6089, is incorporated herein by reference.**
10.26		Second Amended and Restated HSBC Refund Anticipation Loan Participation Agreement dated as of January 12, 2010 among Block Financial LLC, HSBC Bank USA, National Association, HSBC Trust Company (Delaware), National Association, and HSBC Taxpayer Financial Services Inc., filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2010, file number 1-6089, is incorporated herein by reference.**
10.27		First Amended and Restated HSBC Settlements Products Servicing Agreement dated as of November 13, 2006 among Block Financial Corporation, HSBC Bank USA, National Association, HSBC Trust Company (Delaware), National Association, and HSBC Taxpayer Financial Services, Inc., filed as Exhibit 10.28 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated herein by reference.**
10.28		Amended and Restated Five-Year Credit and Guarantee Agreement dated as of August 10, 2005 among Block Financial Corporation, H&R Block, Inc., the lenders party thereto, Bank of America, N.A., HSBC Bank USA, National Association, Royal Bank of Scotland PLC, JPMorgan Chase Bank, N.A., and J.P. Morgan Securities Inc., filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.
10.29		First Amendment dated as of November 28, 2006 to Amended and Restated Five-Year Credit and Guarantee Agreement among Block Financial Corporation, H&R Block, Inc., JP Morgan Chase Bank and various financial institutions, filed as Exhibit 10.31 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated herein by reference.
10.30		Second Amendment dated as of November 19, 2007, to the Amended and Restated Five-Year Credit and Guarantee Agreement dated as of August 10, 2005, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2008, file number 1-6089, is incorporated herein by reference.

78   H&R BLOCK 2010 Form 10K

10.31		Consent dated January 4, 2010, concerning the Amended and Restated Five-Year Credit and Guarantee Agreement dated as of August 10, 2005. as amended, by and among Block Financial LLC, H&R Block, Inc., the Lenders as parties thereto, and JPMorgan Chase Bank, N.A., approving the Aurora Bank Commitment Termination, filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended January 31, 2010, file number 1-6089, is incorporated herein by reference.
10.32		Five-Year Credit and Guarantee Agreement dated as of August 10, 2005 among Block Financial Corporation, H&R Block, Inc., the lenders party thereto, Bank of America, N.A., HSBC Bank USA, National Association, The Royal Bank of Scotland PLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities, Inc., filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.
10.33		First Amendment dated as of November 28, 2006 to Five-Year Credit and Guarantee Agreement among Block Financial Corporation, H&R Block, Inc., JP Morgan Chase Bank and various financial institutions, filed as Exhibit 10.30 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated by reference.
10.34		Second Amendment dated as of November 19, 2007, to the Five-Year Credit and Guarantee Agreement dated as of August 10, 2005, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2008, file number 1-6089, is incorporated herein by reference.
10.35		Consent dated January 4, 2010, concerning the Five-Year Credit and Guarantee Agreement dated as of August 10, 2005. as amended, by and among Block Financial LLC, H&R Block, Inc., the Lenders as parties thereto, and JPMorgan Chase Bank, N.A., approving the Aurora Bank Commitment Termination, filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended January 31, 2010, file number 1-6089, is incorporated herein by reference.
10.36		Credit and Guarantee Agreement dated as of March 4, 2010, among Block Financial LLC, H&R Block, Inc., each lender from time to time party thereto, and Bank of America, N.A.
10.37		License Agreement effective August 1, 2007 between H&R Block Services, Inc. and Sears, Roebuck and Co., filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended July 31, 2007, file number 1-6089, is incorporated herein by reference.**
10.38		Advances, Pledge and Security Agreement dated April 17, 2006, between H&R Block Bank and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2007, file number 1-6089, is incorporated herein by reference.**
10.39		Administrative Services Agreement dated January 30, 2006, by and among RSM McGladrey, Inc. and McGladrey & Pullen, LLP, filed as Exhibit 10.35 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2009, file number 1-6089, is incorporated herein by reference.
10.40		Amendment Number One, dated June 1, 2008, to the Administrative Services Agreement dated January 30, 2006, by and among RSM McGladrey, Inc. and McGladrey & Pullen, LLP, filed as Exhibit 10.36 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2009, file number 1-6089, is incorporated herein by reference
10.41		Operations Agreement, dated as of August 2, 1999, by and among McGladrey & Pullen, LLP, MP Active Partners Trust, Mark W. Scally, Thomas G. Rotherham, RSM McGladrey, Inc., HRB Business Services, Inc., and H&R Block, Inc., filed as Exhibit 10.37 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2009, file number 1-6089, is incorporated herein by reference.
10.42		Amended and Restated Administrative Services Agreement dated as of February 3, 2010 among RSM McGladrey, Inc., H&R Block, Inc. and McGladrey & Pullen, LLP.
10.43		Governance and Operations Agreement dated as of February 3, 2010 among RSM McGladrey, Inc., H&R Block, Inc. and McGladrey & Pullen LLP.
12		Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2010.
21		Subsidiaries of the Company.
23		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Extension Calculation Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contracts, compensatory plans or arrangements.

**	Confidential Information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

H&R BLOCK 2010 Form 10K  79

H&R BLOCK, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED APRIL 30, 2010, 2009 AND 2008

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at End of
Description	Period	Expenses	Deductions (1)	Period
Allowance for Doubtful Accounts — deducted from accounts receivable in the balance sheet

2010	$128,541,000	$111,754,000	$127,820,000	$112,475,000

2009	$120,155,000	$181,829,000	$173,443,000	$128,541,000

2008	$95,161,000	$174,813,000	$149,819,000	$120,155,000

Liability related to Mortgage Services restructuring charge

2010	$7,533,000	$—	$5,764,000	$1,769,000

2009	$27,920,000	$—	$20,387,000	$7,533,000

2008	$14,607,000	$76,388,000	$63,075,000	$27,920,000

(1)	Deductions from the Allowance for Doubtful Accounts reflect recoveries and charge-offs.

Deductions from the restructuring charge liability represent payments made.