Form 10-Q
period 2010-07-31
H&R BLOCK INC
filed 2010-09-03
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on August 31, 2010 was 308,513,594 shares.

Form 10-Q for the Period Ended July 31, 2010

		Page

PART I	Financial Information

Item 1.	Condensed Consolidated Balance Sheets July 31, 2010 and April 30, 2010	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Three Months Ended July 31, 2010 and 2009	2

	Condensed Consolidated Statements of Cash Flows Three Months Ended July 31, 2010 and 2009	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II	Other Information

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	28

SIGNATURES		29

EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2

CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in 000s, except share and per share amounts)

	July 31, 2010	April 30, 2010

	(Unaudited)

ASSETS
Cash and cash equivalents	$1,098,610	$1,804,045
Cash and cash equivalents – restricted	37,009	34,350
Receivables, less allowance for doubtful accounts of $112,374 and $112,475	376,929	517,986
Prepaid expenses and other current assets	325,932	292,655

Total current assets	1,838,480	2,649,036
Mortgage loans held for investment, less allowance for loan losses of $88,396 and $93,535	563,090	595,405
Property and equipment, at cost, less accumulated depreciation and amortization of $673,137 and $657,008	326,641	345,470
Intangible assets, net	373,556	367,432
Goodwill	875,797	840,447
Other assets	446,600	436,528

Total assets	$4,424,164	$5,234,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Customer banking deposits	$731,413	$852,555
Accounts payable, accrued expenses and other current liabilities	762,281	756,577
Accrued salaries, wages and payroll taxes	76,918	199,496
Accrued income taxes	315,090	459,175
Current portion of long-term debt	3,577	3,688
Federal Home Loan Bank borrowings	50,000	50,000

Total current liabilities	1,939,279	2,321,491
Long-term debt	1,040,649	1,035,144
Federal Home Loan Bank borrowings	25,000	25,000
Other noncurrent liabilities	394,089	412,053

Total liabilities	3,399,017	3,793,688

Commitments and contingencies
Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 415,890,599 and 431,390,599	4,159	4,314
Additional paid-in capital	811,012	832,604
Accumulated other comprehensive income (loss)	(2,648)	1,678
Retained earnings	2,255,262	2,658,586
Less treasury shares, at cost	(2,042,638)	(2,056,552)

Total stockholders’ equity	1,025,147	1,440,630

Total liabilities and stockholders’ equity	$4,424,164	$5,234,318

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	(Unaudited, amounts in 000s, except per share amounts)

Three Months Ended July 31,	2010	2009

Revenues:
Service revenues	$247,419	$247,985
Interest income	10,302	12,287
Product and other revenues	16,753	15,233

	274,474	275,505

Operating expenses:
Cost of revenues	368,016	386,450
Selling, general and administrative expenses	117,029	103,217

	485,045	489,667

Operating loss	(210,571)	(214,162)
Other income, net	3,254	3,289

Loss from continuing operations before tax benefit	(207,317)	(210,873)
Income tax benefit	(79,679)	(80,256)

Net loss from continuing operations	(127,638)	(130,617)
Net loss from discontinued operations	(3,043)	(3,017)

Net loss	$(130,681)	$(133,634)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.40)	$(0.39)
Net loss from discontinued operations	(0.01)	(0.01)

Net loss	$(0.41)	$(0.40)

Basic and diluted shares	319,690	334,533

Dividends paid per share	$0.15	$0.15

Comprehensive income (loss):
Net loss	$(130,681)	$(133,634)
Change in unrealized gain on available-for-sale securities, net	(306)	(747)
Change in foreign currency translation adjustments	(4,020)	9,537

Comprehensive loss	$(135,007)	$(124,844)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, amounts in 000s)

Three Months Ended July 31,	2010	2009

Net cash used in operating activities	$(348,251)	$(454,577)

Cash flows from investing activities:
Principal repayments on mortgage loans held for investment, net	17,618	19,264
Purchases of property and equipment, net	(8,634)	(8,760)
Payments made for business acquisitions, net	(33,226)	(1,485)
Other, net	18,239	6,341

Net cash provided by (used in) investing activities	(6,003)	15,360

Cash flows from financing activities:
Customer banking deposits, net	(121,401)	(143,199)
Dividends paid	(48,692)	(50,287)
Repurchase of common stock, including shares surrendered	(164,369)	(3,483)
Proceeds from exercise of stock options	1,500	6,651
Other, net	(15,987)	(25,888)

Net cash used in financing activities	(348,949)	(216,206)

Effects of exchange rates on cash	(2,232)	7,063
Net decrease in cash and cash equivalents	(705,435)	(648,360)
Cash and cash equivalents at beginning of the period	1,804,045	1,654,663

Cash and cash equivalents at end of the period	$1,098,610	$1,006,303

Supplementary cash flow data:
Income taxes paid	$64,651	$155,804
Interest paid on borrowings	27,265	26,168
Interest paid on deposits	1,915	1,318
Transfers of loans to foreclosed assets	6,527	3,797

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation
The condensed consolidated balance sheet as of July 31, 2010, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended July 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended July 31, 2010 and 2009 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at July 31, 2010 and for all periods presented have been made.
“H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These changes had no effect on our results of operations or stockholders’ equity as previously reported.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2010 Annual Report to Shareholders on Form 10-K. All amounts presented herein as of April 30, 2010 or for the year then ended, are derived from our April 30, 2010 Annual Report to Shareholders on Form 10-K.

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

2.	Earnings (Loss) Per Share and Stockholders’ Equity
Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 14.7 million shares and 19.4 million shares for the three months ended July 31, 2010 and 2009, respectively, as the effect would be antidilutive due to the net loss from continuing operations during each period.
The computations of basic and diluted loss per share from continuing operations are as follows:
(in 000s, except per share amounts)

Three Months Ended July 31,	2010	2009

Net loss from continuing operations attributable to shareholders	$(127,638)	$(130,617)
Amounts allocated to participating securities (nonvested shares)	(20)	(367)

Net loss from continuing operations attributable to common shareholders	$(127,658)	$(130,984)

Basic weighted average common shares	319,690	334,533
Potential dilutive shares	-	-

Dilutive weighted average common shares	319,690	334,533

Earnings (loss) per share from continuing operations:
Basic	$(0.40)	$(0.39)
Diluted	(0.40)	(0.39)

The weighted average shares outstanding for the three months ended July 31, 2010 decreased to 319.7 million from 334.5 million for the three months ended July 31, 2009. During the three months ended July 31, 2010, we purchased and immediately retired 15.5 million shares of our common stock at a cost of $235.7 million. Cash payments of $161.0 million were made during the quarter for the share purchases with settlement of the remaining $74.7 million occurring in August. We may continue to repurchase and retire common stock or retire shares held in treasury in the future. The cost of shares retired during the period was allocated to the components of stockholders’ equity as follows:

(in 000s)

Common stock	$155
Additional paid-in capital	9,300
Retained earnings	226,220

$235,675

During the three months ended July 31, 2010 and 2009, we issued 0.9 million and 1.4 million shares of common stock, respectively, due to the exercise of stock options, employee stock purchases and vesting of nonvested shares.
During the three months ended July 31, 2010, we acquired 0.2 million shares of our common stock at an aggregate cost of $3.4 million, and during the three months ended July 31, 2009, we acquired 0.2 million shares at an aggregate cost of $3.5 million. Shares acquired during these periods represented shares swapped or surrendered to us in connection with the vesting of nonvested shares and the exercise of stock options.
At July 31, 2010 and April 30, 2010, we had accrued but unpaid dividends totaling $46.5 million and $48.7 million, respectively. These amounts are included in accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheets.
During the three months ended July 31, 2010, we granted 1.0 million stock options and 4,521 nonvested shares and units in accordance with our stock-based compensation plans. The weighted average fair value of options granted was $2.51 for management options. Stock-based compensation expense of our continuing operations totaled $3.4 million and $7.3 million for the three months ended July 31, 2010 and 2009, respectively. At July 31, 2010, unrecognized compensation cost for options totaled $11.3 million, and for nonvested shares and units totaled $5.1 million.

3.	Mortgage Loans Held for Investment and Related Assets
The composition of our mortgage loan portfolio as of July 31, 2010 and April 30, 2010 is as follows:

				(dollars in 000s)

	July 31, 2010		April 30, 2010

	Amount	% of Total	Amount	% of Total

Adjustable-rate loans	$382,986	59%	$411,122	60%
Fixed-rate loans	263,745	41%	272,562	40%

	646,731	100%	683,684	100%
Unamortized deferred fees and costs	4,755		5,256
Less: Allowance for loan losses	(88,396)		(93,535)

	$563,090		$595,405

Activity in the allowance for loan losses for the three months ended July 31, 2010 and 2009 is as follows:
(in 000s)

Three Months Ended July 31,	2010	2009

Balance, beginning of the period	$93,535	$84,073
Provision	8,000	13,600
Recoveries	33	28
Charge-offs	(13,172)	(6,010)

Balance, end of the period	$88,396	$91,691

Our loan loss reserve as a percent of mortgage loans was 13.7% at July 31, 2010 and April 30, 2010.
In cases where we modify a loan and in so doing grant a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (TDR). TDR loans totaled $133.3 million and $145.0 million at July 31, 2010 and April 30, 2010, respectively. The principal balance of non-performing assets as of July 31, 2010 and April 30, 2010 is as follows:
(in 000s)

	July 31, 2010	April 30, 2010

Impaired loans:
30 – 59 days	$1,251	$330
60 – 89 days	11,205	11,851
90+ days, non-accrual	148,056	153,703
TDR loans, accrual	115,805	113,471
TDR loans, non-accrual	17,469	31,506

	293,786	310,861
Real estate owned(1)	26,309	29,252

Total non-performing assets	$320,095	$340,113

(1)	Includes loans accounted for as in-substance foreclosures of $11.6 million and $12.5 million at July 31, 2010 and April 30, 2010, respectively.
Activity related to our real estate owned is as follows:
(in 000s)

Three Months Ended July 31,	2010	2009

Balance, beginning of the period	$29,252	$44,533
Additions	6,527	3,797
Sales	(8,827)	(4,348)
Writedowns	(643)	(1,241)

Balance, end of the period	$26,309	$42,741

4.	Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the three months ended July 31, 2010 consist of the following:

(in 000s)

	Tax Services	Business Services	Total

Balance at April 30, 2010:
Goodwill	$453,884	$403,751	$857,635
Accumulated impairment losses	(2,188)	(15,000)	(17,188)

	451,696	388,751	840,447

Changes:
Acquisitions	4,925	30,903	35,828
Other	(478)	-	(478)
Impairments	-	-	-

Balance at July 31, 2010:
Goodwill	458,331	434,654	892,985
Accumulated impairment losses	(2,188)	(15,000)	(17,188)

	$456,143	$419,654	$875,797

We test goodwill for impairment annually at the beginning of our fourth quarter, or more frequently if events occur which could, more likely than not, reduce the fair value of a reporting unit’s net assets below its carrying value.
Effective July 20, 2010, our Business Services segment acquired certain assets and liabilities of a Boston-based accounting firm for an aggregate purchase price of $40.5 million, subject to adjustments. We made cash payments of $29.8 million at closing. Amounts recorded for intangible assets and goodwill as of July 31, 2010 are preliminary.
Intangible assets consist of the following:

						(in 000s)

	July 31, 2010			April 30, 2010

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$68,474	$(34,987)	$33,487	$67,705	$(33,096)	$34,609
Noncompete agreements	23,200	(21,479)	1,721	23,062	(21,278)	1,784
Reacquired franchise rights	223,773	(7,172)	216,601	223,773	(6,096)	217,677
Franchise agreements	19,201	(2,133)	17,068	19,201	(1,813)	17,388
Purchased technology	14,500	(6,823)	7,677	14,500	(6,266)	8,234
Trade name	1,325	(450)	875	1,325	(400)	925
Business Services:
Customer relationships	153,439	(122,310)	31,129	145,149	(120,037)	25,112
Noncompete agreements	36,909	(22,680)	14,229	33,052	(22,118)	10,934
Trade name – amortizing	2,600	(2,600)	-	2,600	(2,600)	-
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769

Total intangible assets	$599,058	$225,502	$373,556	$586,004	$(218,572)	$367,432

Amortization of intangible assets for the three months ended July 31, 2010 and 2009 was $6.9 million. Estimated amortization of intangible assets for fiscal years 2011 through 2015 is $28.6 million, $25.5 million, $21.1 million, $17.6 million and $12.4 million, respectively.

5.	Income Taxes
We file a consolidated federal income tax return in the United States and file tax returns in various state and foreign jurisdictions. The U.S. Federal consolidated tax returns for the years 1999 through 2007 are currently under examination by the Internal Revenue Service, with the 1999 – 2005 returns currently at the appellate level. Tax years prior to 1999 are closed by statute. Historically, tax returns in various foreign and state jurisdictions are examined and settled upon completion of the exam.

During the three months ended July 31, 2010, we accrued additional gross interest and penalties of $1.5 million related to our uncertain tax positions. We had gross unrecognized tax benefits of $130.4 million and $129.8 million at July 31, 2010 and April 30, 2010, respectively. The gross unrecognized tax benefits increased $0.6 million in the current year, due to accruals on positions related to prior years. Except as noted below, we have classified the liability for unrecognized tax benefits, including corresponding accrued interest, as long-term at July 31, 2010, which is included in other noncurrent liabilities on the condensed consolidated balance sheet.
Based upon the expiration of statutes of limitations, payments of tax and other factors in several jurisdictions, we believe it is reasonably possible that the gross amount of reserves for previously unrecognized tax benefits may decrease by approximately $75.5 million within twelve months of July 31, 2010. This portion of our liability for unrecognized tax benefits has been classified as current and is included in accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheets.

6.	Interest Income and Expense
The following table shows the components of interest income and expense of our continuing operations:
(in 000s)

Three Months Ended July 31,	2010	2009

Interest income:
Mortgage loans, net	$6,323	$7,896
Other	3,979	4,391

	$10,302	$12,287

Interest expense:
Borrowings	$20,643	$18,957
Deposits	1,923	2,049
FHLB advances	396	509

	$22,962	$21,515

7.	Fair Value
We use the following valuation methodologies for assets and liabilities measured at fair value and the general classification of these instruments pursuant to the fair value hierarchy.

•	Available-for-sale securities – Available-for-sale securities are carried at fair value on a recurring basis. When available, fair value is based on quoted prices in an active market and as such, would be classified as Level 1. If quoted market prices are not available, fair values are estimated using quoted prices of securities with similar characteristics, discounted cash flows or other pricing models. Available-for-sale securities that we classify as Level 2 include certain agency and non-agency mortgage-backed securities, U.S. states and political subdivisions debt securities and other debt and equity securities.
•	Impaired mortgage loans held for investment – The fair value of impaired mortgage loans held for investment are generally based on the net present value of discounted cash flows for TDR loans or the appraised value of the underlying collateral for all other loans. These loans are classified as Level 3.
The following methods were used to determine the fair values of our other financial instruments:

•	Cash equivalents, accounts receivable, demand deposits, accounts payable, accrued liabilities and the current portion of long-term debt – The carrying values reported in the balance sheet for these items approximate fair market value due to the relative short-term nature of the respective instruments.
•	Mortgage loans held for investment – The fair value of mortgage loans held for investment is generally determined using a pricing model based on current market information obtained from origination data, and bids received from time to time. The fair value of certain impaired loans held for investment is primarily based on the appraised value of the underlying collateral less estimated selling costs.

•	IRAs and other time deposits – The fair value is calculated based on the discounted value of contractual cash flows.
•	Long-term debt – The fair value of borrowings is based on rates currently available to us for obligations with similar terms and maturities, including current market rates on our Senior Notes.
The following table presents for each hierarchy level the financial assets that are measured at fair value on both a recurring and non-recurring basis at July 31, 2010 and April 30, 2010:

	(dollars in 000s)

	Total	Level 1	Level 2	Level 3

As of July 31, 2010:
Recurring:
Available-for-sale securities	$30,913	$-	$30,913	$-
Non-recurring:
Impaired mortgage loans held for investment	237,272	-	-	237,272

	$268,185	$-	$30,913	$237,272

As a percentage of total assets	6.1%	-%	0.7%	5.4%
As of April 30, 2010:
Recurring:
Available-for-sale securities	$31,948	$-	$31,948	$-
Non-recurring:
Impaired mortgage loans held for investment	249,549	-	-	249,549

	$281,497	$-	$31,948	$249,549

As a percentage of total assets	5.4%	-%	0.6%	4.8%

There were no significant changes to the unobservable inputs used in determining the fair values of our level 2 and level 3 financial assets.
The carrying amounts and estimated fair values of our financial instruments at July 31, 2010 are as follows:

(in 000s)

	Carrying	Estimated
	Amount	Fair Value

Mortgage loans held for investment	$563,090	$334,011
IRAs and other time deposits	435,635	436,228
Long-term debt	1,044,226	1,137,881
FHLB advances	75,000	75,149

8.	Regulatory Requirements
H&R Block Bank (HRB Bank) files its regulatory Thrift Financial Report (TFR) on a calendar quarter basis with the Office of Thrift Supervision (OTS). The following table sets forth HRB Bank’s regulatory capital requirements at June 30, 2010, as calculated in the most recently filed TFR:

(dollars in 000s)

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio(1)	$387,993	77.4%	$40,101	8.0%	$50,127	10.0%
Tier 1 risk-based capital ratio(2)	$381,315	76.1%	N/A	N/A	$30,076	6.0%
Tier 1 capital ratio (leverage)(3)	$381,315	29.7%	$154,031	12.0%	$64,179	5.0%
Tangible equity ratio(4)	$381,315	29.7%	$19,254	1.5%	N/A	N/A

(1)	Total risk-based capital divided by risk-weighted assets.
(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.
(3)	Tier 1 (core) capital divided by adjusted total assets.
(4)	Tangible capital divided by tangible assets.
As of July 31, 2010, HRB Bank’s leverage ratio was 30.1%.

9.	Variable Interests
In June 2009, the FASB issued revised authoritative guidance associated with the consolidation of variable interest entities (VIEs). The revised guidance replaced the previous quantitative-based assessment for determining whether an enterprise is the primary beneficiary of a VIE and focuses primarily on a qualitative assessment. This assessment requires identifying the enterprise that has (1) the power to direct the activities of the VIE that can most significantly impact the entity’s performance; and (2) the obligation to absorb losses and the right to receive benefits from the VIE that could potentially be significant to such entity. The revised guidance also requires that the enterprise continually reassess whether it is the primary beneficiary of a VIE rather than conducting a reassessment only upon the occurrence of specific events.
We implemented this guidance on May 1, 2010 and evaluated our financial interests to determine if we had interests in VIEs and if we are the primary beneficiary of the VIE.
The following is a description of our financial interests in VIEs which we consider significant or where we are the sponsor. For these VIEs we have determined that we are not the primary beneficiary and, therefore have not consolidated the VIEs. Prior to implementation of this new guidance we did not consolidate these entities.

•	McGladrey & Pullen LLP – The administrative services agreement with McGladrey & Pullen, LLP (M&P) and compensation arrangements between RSM McGladrey (RSM) and their managing directors represent a variable interest in M&P. These agreements are described more fully in our 2010 Annual Report to Shareholders on Form 10-K.
We have concluded that RSM is not the primary beneficiary of M&P and, therefore, we have not consolidated M&P. RSM does not have an equity interest in M&P, nor does it have the power to direct any activities of M&P and does not receive any of its income. We have no assets or liabilities included in our condensed consolidated balance sheets related to our variable interests. We believe RSM’s maximum exposure to economic loss, resulting from various agreements with M&P, relates primarily to shared office space from operating leases under the administrative services agreement equal to approximately $103.3 million, and variability in our operating results due to the compensation agreements with RSM managing directors. We do not provide any support that is not contractually required.

•	Securitization Trusts – Sand Canyon Corporation (SCC) holds an interest in and is the sponsor (issuer) of 56 REMIC Trusts and 14 NIM Trusts (collectively, “Trusts”) related to previously originated mortgage loans that were securitized. These Trusts are variable interest entities. The REMIC Trusts hold static pools of sub-prime residential mortgage loans. The NIM Trusts hold beneficial interests in certain REMIC Trusts. The Trusts were designed to collect and pass through to the beneficial interest holders the cash flows of the underlying mortgage loans. The REMIC Trusts were financed with bonds and equity. The NIM Trusts were financed with notes and equity. All bonds and notes are held by third-party investors.
Our identification of the primary beneficiary of the Trusts was based on a determination that the servicer of the underlying mortgage loans has the power to direct the most significant activities of the Trusts because the servicer handles all of the loss mitigation activities for the mortgage loans.
SCC is not the servicer of the mortgage loans underlying the REMIC Trusts. Therefore, SCC is not the primary beneficiary of the REMIC Trusts because it does not have the power to direct the most significant activities of the REMIC Trusts, which is the servicing of the underlying mortgage loans.
SCC does have the exclusive right to appoint a servicer when certain conditions have been met for specific loans related to two of the NIM Trusts. As of July 31, 2010, those conditions have been met for a minority portion of the loans underlying those Trusts. As this right pertains only to a minority of the loans, we have concluded that SCC does not have the power to direct the most significant activities of these two NIM Trusts, as the servicer has the power to direct significant activities over the majority of the mortgage loans. In the remaining NIM Trusts, SCC has a shared right to appoint a servicer under certain conditions. For these NIM Trusts, we have concluded that SCC is not the primary beneficiary because the power to direct the most significant activities, which is the servicing of the underlying mortgage loans, is shared with other unrelated parties.

At July 31, 2010, we had no significant assets or liabilities included in our condensed consolidated balance sheets related to our variable interests in the Trusts. We have a reserve, as discussed in note 10, and a deferred tax asset recorded in our condensed consolidated balance sheets related to the securitization trusts. We have no remaining exposure to economic loss arising from impairment of our beneficial interest in the Trusts. If we receive cash flows in the future as a holder of beneficial interests we would record gains as other income in our income statement. As of June 30, 2010 mortgage loans underlying the REMIC and NIM Trusts had an unpaid principal balance of approximately $11.3 billion. We have no liquidity arrangements, guarantees or other commitments for the Trusts and have not provided any support that was not contractually required.

10.	Commitments and Contingencies
Changes in deferred revenue balances related to our Peace of Mind (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the condensed consolidated balance sheets, are as follows:

	(in 000s)

Three Months Ended July 31,	2010	2009

Balance, beginning of period	$141,542	$146,807
Amounts deferred for new guarantees issued	654	583
Revenue recognized on previous deferrals	(28,547)	(27,913)

Balance, end of period	$113,649	$119,477

The following table summarizes certain of our other contractual obligations and commitments:

		(in 000s)

As of	July 31, 2010	April 30, 2010

Franchise Equity Lines of Credit – undrawn commitment	$36,422	$36,806
Contingent business acquisition obligations	21,908	20,697
Media advertising purchase obligation	26,548	26,548

We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counterparties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the terms of the indemnities may vary and in many cases are limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair value of guarantees and indemnifications relating to our continuing operations is not material as of July 31, 2010.

Discontinued Operations
Sand Canyon Corporation (SCC) completed its exit from the loan origination and loan servicing business effective April 30, 2008. At that time, the outstanding unpaid principal balance of loans originated and transferred totaled $50.4 billion, including loans previously transferred through private-label securitization transactions of $17.2 billion and whole loan sales of $33.2 billion of which 1% were with government sponsored enterprises (FNMA and FHLMC). The outstanding unpaid principal balance at June 30, 2010, (as reported by the servicer of those loans) totaled $33.2 billion, a decline of 34% from April 30, 2008. Outstanding loan principal at June 30, 2010 included $11.3 billion relating to loan securitizations and $21.9 billion relating to whole loan sales.
SCC made certain representations and warranties with respect to the transfer of such loans. In the event that there is a material adverse effect on the purchaser’s, investor’s or insurer’s interest in a loan which resulted from a valid breach of a representation and warranty, SCC may be obligated to repurchase the loan or otherwise indemnify those parties for losses incurred as a result of loan liquidation. SCC records a reserve for contingent losses relating to representation and warranty claims by estimating loan repurchase volumes and indemnification obligations based on both known claims and projections of future claims. Projections of future claims are based on an analysis that includes a combination of reviewing historical repurchase trends, recent repurchase activity, actual defaults and loss expectations, inquiries from various third parties and the probability that a future claim will be a valid breach of a representation and warranty.
At July 31, 2010, SCC had recorded a reserve for loan repurchase and indemnification obligations pertaining to claims of breach of representations and warranties of $188.1 million. This reserve represents our estimate of probable loss for both asserted and unasserted claims, which in the case of a repurchase of loans, would be net of the estimated value of collateral upon liquidation. Based on recent liquidations, loss severity rates have approximated 60%.
The gross principal balance of claims asserted by third parties for alleged breach of representations and warranties for the 27-month period from May 1, 2008 through July 31, 2010 totaled approximately $686 million. SCC has completed its review of claims totaling approximately $550 million and rejected the claim, or settled the claim through repurchase of loans or payment of loss. Net losses incurred on claim settlements during this period totaled approximately $55 million. Claims totaling $136 million (gross principal amount) remain under review by SCC at July 31, 2010.
Net losses on settled claims since April 30, 2008 have been within initial loss estimates. As such, these settlements have been recorded as a reduction to our initial reserve and no provisions for additional loss have been recorded subsequent to April 30, 2008. To the extent that valid claim volumes in the future exceed current estimates, or residential home values decline, our actual losses may be greater than our current estimates and those differences may be significant.

11.	Litigation and Related Contingencies
We are party to investigations, legal claims and lawsuits arising out of our business operations. As required, we accrue our best estimate of loss contingencies when we believe a loss is probable and we can reasonably estimate the amount of any such loss. Amounts accrued, including obligations under indemnifications, totaled $24.0 million and $35.5 million at July 31, 2010 and April 30, 2010, respectively. Litigation is inherently unpredictable and it is difficult to predict the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements.

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
Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Case No. 08-CV-591 in the U.S. District Court for the Southern District of Illinois, is a putative class action case originally filed in the Circuit Court of Madison County, Illinois on January 18, 2002. The plaintiffs allege that the sale of POM guarantees constitutes (1) statutory fraud by selling insurance without a license, (2) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (3) a breach of fiduciary duty. The plaintiffs seek unspecified damages, injunctive relief, attorneys’ fees and costs. The Madison County court ultimately certified a class consisting of all persons residing in 13 states who paid a separate fee for POM from January 1, 1997 to the date of a final judgment from the court. We subsequently removed the case to federal court in the Southern District of Illinois, where it is now pending. In November 2009, the federal court issued an order vacating the state court’s class certification ruling and allowing plaintiffs time to file a renewed motion for class certification under the federal rules. Plaintiffs filed a new motion for class certification seeking certification of an 11-state class. Oral argument on plaintiffs’ motion occurred in April 2010 and the parties are awaiting a ruling. A trial date has been set for November 2010.
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

Express IRA Litigation
On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) styled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc., et al. asserting claims against the Express IRA product. Thereafter, a number of civil actions were filed against HRBFA and us concerning the product. Except for two cases pending in state court, all of the civil actions were consolidated by the panel for Multi-District Litigation into a single action styled In re H&R Block, Inc. Express IRA Marketing Litigation (Case No. 06-1786-MD-RED) in the United States District Court for the Western District of Missouri. To avoid the cost and inherent risk associated with litigation, we reached an agreement to settle these cases. The settlement became final in May 2010. We previously recorded a sufficient liability for the loss associated with the settlement.
One other lawsuit relating to the Express IRA product remains pending. This lawsuit was filed on January 2, 2008 by the Mississippi Attorney General in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) and is styled Jim Hood, Attorney for the State of Mississippi v. H&R Block, Inc., et al. The complaint alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the sale of the product in Mississippi and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. The defendants have filed a motion to dismiss. We believe we have meritorious defenses to the claims in this case, and we intend to defend this case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.
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
On December 7, 2009, a lawsuit was filed in the Circuit Court of Cook County, Illinois (2009-L-014920) against M&P, RSM and H&R Block styled Ronald R. Peterson ex rel. Lancelot Investors Fund, L.P., et al. v. McGladrey & Pullen LLP, et al. The case was removed to the United States District Court for the Northern District of Illinois on December 28, 2009, where it remains pending (Case No. 1:10-CV-00274). The complaint, which was filed by the trustee for certain bankrupt investment funds, seeks unspecified damages and asserts claims against RSM for vicarious liability and alter ego liability and against H&R Block for equitable restitution relating to audit work performed by M&P. The amount claimed in this case is substantial. We believe we have meritorious defenses to the claims against RSM and H&R Block in this case and intend to defend it vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.
RSM and M&P operate in an alternative practice structure. Accordingly, certain claims and lawsuits against M&P could have an impact on RSM. More specifically, any judgments or settlements arising from claims and lawsuits against M&P that exceed its insurance coverage could have a direct adverse effect on M&P’s operations. Although RSM is not responsible for the liabilities of M&P, significant M&P litigation and claims could impair the profitability of the APS and impair the ability to attract and retain clients and quality professionals. This could, in turn, have a material adverse effect on RSM’s operations and impair the value of our investment in RSM. There is no assurance regarding the outcome of any claims or litigation involving M&P.

Litigation and Claims Pertaining to Discontinued Mortgage Operations
Although mortgage loan origination activities were terminated and the loan servicing business was sold during fiscal year 2008, SCC remains subject to investigations, claims and lawsuits pertaining to its loan origination and servicing activities that occurred prior to such termination and sale. These investigations, claims and lawsuits include actions by state attorneys general, other state and federal regulators, municipalities, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these investigations, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, public nuisance, fraud, and violations of the Truth in Lending Act, Equal Credit Opportunity Act and the Fair Housing Act. In the current non-prime mortgage environment, the number of these investigations, claims and lawsuits has increased over historical experience and is likely to continue at increased levels. The amounts claimed in these investigations, claims and lawsuits are substantial in some instances, and the ultimate resulting liability is difficult to predict. In the event of unfavorable outcomes, the amounts SCC may be required to pay in the discharge of liabilities or settlements could be substantial and, because SCC’s operating results are included in our consolidated financial statements, could have a material adverse impact on our consolidated results of operations.
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

Other Claims and Litigation
We have been named in several wage and hour class action lawsuits throughout the country, respectively styled Alice Williams v. H&R Block Enterprises LLC, Case No.RG08366506 (Superior Court of California, County of Alameda, filed January 17, 2008); Arabella Lemus v. H&R Block Enterprises LLC, et al., Case No. CGC-09-489251 (United States District Court, Northern District of California, filed June 9, 2009); Delana Ugas v. H&R Block Enterprises LLC, et al., Case No. BC417700 (United States District Court, Central District of California, filed July 13, 2009); Barbara Petroski v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00075 (United States District Court, Western District of Missouri, filed January 25, 2010); Lance Hom v. H&R Block Enterprises LLC, et al., Case No. 10CV0476 H (United States District Court, Southern District of California, filed March 4, 2010); Stacy Oyer v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00387-WMS (United States District Court, Western District of New York, filed May 10, 2010); and Li Dong Ma v. RSM McGladrey TBS, LLC, et al., Case No. C-08-01729 JF (United States District Court, Northern District of California, filed February 28, 2008). These cases involve a variety of legal theories and allegations including, among other things, failure to compensate employees for all hours worked; failure to provide employees with meal periods; failure to provide itemized wage statements; failure to pay wages due upon termination; failure to compensate for mandatory off-season training; and/or misclassification of non-exempt employees. The plaintiffs seek actual damages, in addition to statutory penalties, pre-judgment interest and attorneys’ fees. We believe we have meritorious defenses to the claims in these cases and intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances, however, and the ultimate liability with respect to these matters is difficult to predict. There can be no assurances as to the outcome of these cases or their impact on our consolidated results of operations, individually or in the aggregate.
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

12.	Segment Information
Results of our continuing operations by reportable operating segment are as follows:

	(in 000s)

Three Months Ended July 31,	2010	2009

Revenues:
Tax Services	$91,645	$87,963
Business Services	174,710	177,618
Corporate	8,119	9,924

	$274,474	$275,505

Pretax income (loss):
Tax Services	$(174,624)	$(171,974)
Business Services	(433)	1,321
Corporate	(32,260)	(40,220)

Loss from continuing operations before tax benefit	$(207,317)	$(210,873)

13.	Accounting Pronouncements
In July 2010 the Financial Accounting Standard Board (FASB) issued Accounting Standards Update 2010-20, Disclosures About Credit Quality of Financing Receivables and Allowance for Credit Losses. This guidance would require enhanced disclosures about the allowance for credit losses and the credit quality of financing receivables and would apply to financing receivables held by all creditors. This guidance is effective beginning with the first interim or annual reporting period ending after December 15, 2010. Early application is encouraged. We are currently evaluating the effect of this guidance on our financial statement disclosures.
In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This guidance amends the criteria for separating consideration in multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (1) vendor-specific objective evidence; (2) third-party evidence; or (3) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified beginning with our fiscal year 2012. We are currently evaluating the effect of this guidance on our consolidated financial statements.
In June 2009, the FASB issued guidance, under Topic 860 – Transfers and Servicing. This guidance will require more disclosure about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. We adopted this guidance as of May 1, 2010 and it did not have a material effect on our consolidated financial statements.

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

Condensed Consolidating Income Statements					(in 000s)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$21,000	$253,474	$-	$274,474

Cost of revenues	-	39,028	328,988	-	368,016
Selling, general and administrative	-	2,090	114,939	-	117,029

Total expenses	-	41,118	443,927	-	485,045

Operating income (loss)	-	(20,118)	(190,453)	-	(210,571)
Other income (expense), net	(207,317)	382	2,872	207,317	3,254

Loss from continuing operations before tax benefit	(207,317)	(19,736)	(187,581)	207,317	(207,317)
Income taxes (benefit)	(79,679)	(7,841)	(71,838)	79,679	(79,679)

Net loss from continuing operations	(127,638)	(11,895)	(115,743)	127,638	(127,638)
Net loss from discontinued operations	(3,043)	(3,004)	(39)	3,043	(3,043)

Net loss	$(130,681)	$(14,899)	$(115,782)	$130,681	$(130,681)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$23,196	$252,365	$(56)	$275,505

Cost of revenues	-	45,560	340,890	-	386,450
Selling, general and administrative	-	2,498	100,775	(56)	103,217

Total expenses	-	48,058	441,665	(56)	489,667

Operating income (loss)	-	(24,862)	(189,300)	-	(214,162)
Other income (expense), net	(210,873)	(1,233)	4,522	210,873	3,289

Loss from continuing operations before tax benefit	(210,873)	(26,095)	(184,778)	210,873	(210,873)
Income taxes (benefit)	(80,256)	(10,692)	(69,564)	80,256	(80,256)

Net loss from continuing operations	(130,617)	(15,403)	(115,214)	130,617	(130,617)
Net loss from discontinued operations	(3,017)	(3,017)	-	3,017	(3,017)

Net loss	$(133,634)	$(18,420)	$(115,214)	$133,634	$(133,634)

Condensed Consolidating Balance Sheets		(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$-	$604,527	$494,429	$(346)	$1,098,610
Cash & cash equivalents – restricted	-	324	36,685	-	37,009
Receivables, net	-	96,867	280,062	-	376,929
Mortgage loans held for investment	-	563,090	-	-	563,090
Intangible assets and goodwill, net	-	-	1,249,353	-	1,249,353
Investments in subsidiaries	2,874,038	-	209	(2,874,038)	209
Other assets	14,552	348,407	736,005	-	1,098,964

Total assets	$2,888,590	$1,613,215	$2,796,743	$(2,874,384)	$4,424,164

Customer deposits	$-	$731,759	$-	$(346)	$731,413
Long-term debt	-	998,695	45,531	-	1,044,226
FHLB borrowings	-	75,000	-	-	75,000
Other liabilities	121,145	125,317	1,301,916	-	1,548,378
Net intercompany advances	1,742,298	(396,112)	(1,346,186)	-	-
Stockholders’ equity	1,025,147	78,556	2,795,482	(2,874,038)	1,025,147

Total liabilities and stockholders’ equity	$2,888,590	$1,613,215	$2,796,743	$(2,874,384)	$4,424,164

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$-	$702,021	$1,102,135	$(111)	$1,804,045
Cash & cash equivalents – restricted	-	6,160	28,190	-	34,350
Receivables, net	57	105,192	412,737	-	517,986
Mortgage loans held for investment, net	-	595,405	-	-	595,405
Intangible assets and goodwill, net	-	-	1,207,879	-	1,207,879
Investments in subsidiaries	3,276,597	-	231	(3,276,597)	231
Other assets	19,014	332,782	722,626	-	1,074,422

Total assets	$3,295,668	$1,741,560	$3,473,798	$(3,276,708)	$5,234,318

Customer deposits	$-	$852,666	$-	$(111)	$852,555
Long-term debt	-	998,605	36,539	-	1,035,144
FHLB borrowings	-	75,000	-	-	75,000
Other liabilities	48,775	153,154	1,629,060	-	1,830,989
Net intercompany advances	1,806,263	(431,696)	(1,374,567)	-	-
Stockholders’ equity	1,440,630	93,831	3,182,766	(3,276,597)	1,440,630

Total liabilities and stockholders’ equity	$3,295,668	$1,741,560	$3,473,798	$(3,276,708)	$5,234,318

Condensed Consolidating Statements of Cash Flows					(in 000s)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash used in operating activities:	$22,849	$(43,301)	$(327,799)	$-	$(348,251)

Cash flows from investing:
Mortgage loans originated for investment, net	-	17,618	-	-	17,618
Purchase property & equipment	-	-	(8,634)	-	(8,634)
Payments made for business acquisitions, net	-	-	(33,226)	-	(33,226)
Net intercompany advances	188,324	-	-	(188,324)	-
Other, net	-	13,672	4,567	-	18,239

Net cash provided by (used in) investing activities	188,324	31,290	(37,293)	(188,324)	(6,003)

Cash flows from financing:
Customer banking deposits	-	(121,166)	-	(235)	(121,401)
Dividends paid	(48,692)	-	-	-	(48,692)
Repurchase of common stock	(164,369)	-	-	-	(164,369)
Proceeds from exercise of stock options	1,500	-	-	-	1,500
Net intercompany advances	-	35,507	(223,831)	188,324	-
Other, net	388	176	(16,551)	-	(15,987)

Net cash used in financing activities	(211,173)	(85,483)	(240,382)	188,089	(348,949)

Effects of exchange rates on cash	-	-	(2,232)	-	(2,232)

Net decrease in cash	-	(97,494)	(607,706)	(235)	(705,435)
Cash – beginning of period	-	702,021	1,102,135	(111)	1,804,045

Cash – end of period	$-	$604,527	$494,429	$(346)	$1,098,610

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash used in operating activities:	$868	$(4,881)	$(450,564)	$-	$(454,577)

Cash flows from investing:
Mortgage loans originated for investment, net	-	19,264	-	-	19,264
Purchase property & equipment	-	-	(8,760)	-	(8,760)
Net intercompany advances	45,536	-	-	(45,536)	-
Other, net	-	6,803	(1,947)	-	4,856

Net cash provided by (used in) investing activities	45,536	26,067	(10,707)	(45,536)	15,360

Cash flows from financing:
Customer banking deposits	-	(148,861)	-	5,662	(143,199)
Dividends paid	(50,287)	-	-	-	(50,287)
Repurchase of common stock	(3,483)	-	-	-	(3,483)
Proceeds from exercise of stock options	6,651	-	-	-	6,651
Net intercompany advances	-	18,058	(63,594)	45,536	-
Other, net	715	(8,838)	(17,765)	-	(25,888)

Net cash provided by financing activities	(46,404)	(139,641)	(81,359)	51,198	(216,206)

Effects of exchange rates on cash	-	-	7,063	-	7,063

Net decrease in cash	-	(118,455)	(535,567)	5,662	(648,360)
Cash – beginning of period	-	241,350	1,419,535	(6,222)	1,654,663

Cash – end of period	$-	$122,895	$883,968	$(560)	$1,006,303

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Tax Services – Operating Results		(in 000s)

Three Months Ended July 31,	2010	2009

Tax preparation fees	$34,545	$33,625
Fees from Peace of Mind guarantees	28,547	27,913
Fees from Emerald Card activities	10,575	11,691
Royalties	5,605	3,607
Other	12,373	11,127

Total revenues	91,645	87,963

Compensation and benefits:
Field wages	39,249	39,379
Corporate wages	28,486	29,880
Benefits and other compensation	34,304	21,316

	102,039	90,575
Occupancy and equipment	82,624	87,920
Depreciation and amortization	22,395	22,316
Marketing and advertising	8,413	6,839
Other	50,798	52,287

Total expenses	266,269	259,937

Pretax loss	$(174,624)	$(171,974)

Three months ended July 31, 2010 compared to July 31, 2009
Tax Services’ revenues increased $3.7 million, or 4.2%, for the three months ended July 31, 2010 compared to the prior year, primarily due to higher royalties earned as a result of the conversion of company-owned offices to franchises in the prior year.
Total expenses increased $6.3 million, or 2.4%, for the three months ended July 31, 2010. Benefits and other compensation increased $13.0 million, or 60.9%, primarily as a result of severance costs and related payroll taxes in the current year. Occupancy and equipment expenses decreased $5.3 million, or 6.0%, primarily due to the closure of certain offices during the current quarter.
The pretax loss for the three months ended July 31, 2010 and 2009 was $174.6 million and $172.0 million, respectively.
In August 2010, the Internal Revenue Service (IRS) announced that, as of the beginning of the upcoming tax season, it would no longer furnish the debt indicator (DI), to tax preparers or financial institutions. As a result, RAL volumes are expected to decline in fiscal year 2011, and alternate products may have lower margins resulting in reduced profitability. We estimate that the impact of the discontinuation of the DI will reduce our pretax profitability by approximately $25 million or $0.05 per share. Our estimate is based on a number of assumptions and actual results could differ.

BUSINESS SERVICES
This segment consists of RSM McGladrey, Inc. (RSM), a national firm offering tax and consulting services, wealth management and capital market services to middle-market companies.

Business Services – Operating Results		(in 000s)

Three Months Ended July 31,	2010	2009

Tax services	$81,331	$82,669
Business consulting	61,678	61,921
Accounting services	10,842	11,529
Capital markets	2,390	1,517
Reimbursed expenses	6,331	4,149
Other	12,138	15,833

Total revenues	174,710	177,618

Compensation and benefits	127,113	134,380
Occupancy	11,930	9,252
Amortization of intangible assets	2,836	2,965
Other	33,264	29,700

Total expenses	175,143	176,297

Pretax income (loss)	$(433)	$1,321

Three months ended July 31, 2010 compared to July 31, 2009
Business Services’ revenues for the three months ended July 31, 2010 decreased $2.9 million, or 1.6% from the prior year.
Total expenses decreased $1.2 million, or 0.7%, from the prior year. Compensation and benefits decreased $7.3 million, or 5.4%, primarily due to decreases in managing director compensation.
The pretax loss for the three months ended July 31, 2010 was $0.4 million compared to income of $1.3 million in the prior year.

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

Corporate – Operating Results		(in 000s)

Three Months Ended July 31,	2010	2009

Interest income:
Mortgage loans held for investment, net	$6,323	$7,896
Other investments	471	824

	6,794	8,720
Other	1,325	1,204

Total revenues	8,119	9,924

Interest expense	20,788	19,658
Provision for loan losses	8,000	13,600
Compensation and benefits	12,385	13,301
Other	(794)	3,585

Total expenses	40,379	50,144

Pretax loss	$(32,260)	$(40,220)

Three months ended July 31, 2010 compared to July 31, 2009
Interest income earned on mortgage loans held for investment decreased $1.6 million from the prior year, primarily as a result of declining rates and non-performing loans. Other expenses declined $4.4 million primarily due to expense reductions and higher cash receipts on residual interests in securitizations.

Income Taxes
Our effective tax rate for continuing operations was 38.4% and 38.1% for the three months ended July 31, 2010 and 2009, respectively. Our effective tax rate increased from the prior year due to non-taxable gains from investments in company-owned life insurance assets recorded in the first fiscal quarter of last year. This increase was partially offset by a decrease to the state effective tax rate. We expect our effective tax rate for full fiscal year 2011 to be approximately 39%.

Mortgage Loans Held for Investment
Mortgage loans held for investment at July 31, 2010 totaled $563.1 million. The portfolio includes loans originated by Sand Canyon Corporation (SCC) and purchased by HRB Bank which constitutes approximately 63% of the total loan portfolio at July 31, 2010. We have experienced higher rates of delinquency and have greater exposure to loss with respect to this segment of our loan portfolio. Our remaining loan portfolio totaled $239.9 million and is characteristic of a prime loan portfolio, and we believe subject to a lower loss exposure.
Detail of our mortgage loans held for investment and the related allowance, excluding unamortized deferred fees and costs of $4.8 million and $5.3 million at July 31, 2010 and April 30, 2010, respectively, is as follows:

				(dollars in 000s)

	Outstanding	Loan Loss Allowance		% 30+ Days
	Principal Balance	Amount	% of Principal	Past Due

As of July 31, 2010:
Purchased from SCC	$406,881	$77,618	19.1%	37.3%
All other	239,850	10,778	4.5%	10.0%

	$646,731	$88,396	13.7%	27.2%

As of April 30, 2010:
Purchased from SCC	$434,644	$82,793	19.1%	37.8%
All other	249,040	10,742	4.3%	8.9%

	$683,684	$93,535	13.7%	27.3%

We recorded provisions for loan losses of $8.0 million and $13.6 million during the three months ended July 31, 2010 and 2009, respectively. Our allowance for loan losses as a percent of mortgage loans was 13.7%, or $88.4 million, at July 31, 2010, compared to 13.7%, or $93.5 million, at April 30, 2010. This allowance represents our best estimate of credit losses inherent in the loan portfolio as of the balance sheet dates.

FINANCIAL CONDITION
These comments should be read in conjunction with the condensed consolidated balance sheets and condensed consolidated statements of cash flows found on pages 1 and 3, respectively.
CAPITAL RESOURCES AND LIQUIDITY – Our sources of capital include cash from operations, cash from customer deposits, issuances of common stock and debt. We use capital primarily to fund working capital, pay dividends, repurchase shares of common stock and acquire businesses. Our operations are highly seasonal and therefore generally require the use of cash to fund operating losses during the period May through mid-January.
Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under our unsecured committed lines of credit (CLOCs), we believe, that in the absence of any unexpected developments, our existing sources of capital at July 31, 2010 are sufficient to meet our operating needs.
CASH FROM OPERATING ACTIVITIES – Cash used by operations totaled $348.3 million for the first three months of fiscal year 2011, compared with $454.6 million for the same period last year. The decrease was primarily due to lower income tax payments made during the current quarter compared to the prior year.
CASH FROM INVESTING ACTIVITIES – Cash used in investing activities totaled $6.0 million for the first three months of fiscal year 2011, compared to $15.4 million provided in the same period last year.
Mortgage Loans Held for Investment. We received net payments of $17.6 million and $19.3 million on our mortgage loans held for investment for the first three months of fiscal years 2011 and 2010, respectively. Cash payments declined due primarily due to non-performing loans and continued run-off of our portfolio.
Purchases of Property and Equipment. Total cash paid for property and equipment was $8.6 million and $8.8 million for the first three months of fiscal years 2011 and 2010, respectively.

Business Acquisitions. Total cash paid for acquisitions was $33.2 million and $1.5 million during the three months ended July 31, 2010 and 2009, respectively. In July 2010 our Business Services segment acquired a Boston-based accounting firm for $29.8 million in cash, subject to adjustments.
Sales of Businesses. During the first quarter of fiscal year 2011, we sold 127 tax offices to franchisees for proceeds of $26.4 million. During fiscal year 2010, we sold 267 tax offices to franchisees for proceeds of $65.7 million. The majority of these sales were financed through Franchise Equity Lines of Credit (FELCs). Sales proceeds and cash payments under the lines of credit are both included in investing activities.
CASH FROM FINANCING ACTIVITIES – Cash used in financing activities totaled $348.9 million for the first three months of fiscal year 2011, compared to $216.2 million for the same period last year.
Customer Banking Deposits. Customer banking deposits declined $121.4 million for the three months ended July 31, 2010 compared to $143.2 million in the prior year, due to seasonal fluctuations in prepaid debit card deposits.
Dividends. We have consistently paid quarterly dividends. Dividends paid totaled $48.7 million and $50.3 million for the three months ended July 31, 2010 and 2009, respectively.
Repurchase and Retirement of Common Stock. During the three months ended July 31, 2010, we purchased and immediately retired 15.5 million shares of our common stock at a cost of $235.7 million. Cash payments of $161.0 million were made during the quarter for the share repurchases with the settlement of the remaining $74.7 million occurring in August. We may continue to repurchase and retire common stock or retire treasury stock in the future.
Issuances of Common Stock. Proceeds from the issuance of common stock totaled $1.5 million and $6.7 million for the three months ended July 31, 2010 and 2009, respectively. This decline is due to a reduction in stock option exercises and the related tax benefits.

BORROWINGS
The following chart provides the debt ratings for BFC as of July 31, 2010:

	Short-term		Long-term		Outlook

Moody’s	P-2		Baa1		Negative
S&P	A-2		BBB		Positive(1)
DBRS	R-2(high	)	BBB(high	)	Positive(1)

(1)	In August 2010, the outlook was changed to “Stable.”

During the quarter ended July 31, 2010 Moody’s revised their outlook from stable to negative, and in August, initiated a 90-day review period to consider a possible ratings downgrade.
There have been no other material changes in our borrowings or debt ratings from those reported at April 30, 2010 in our Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
There have been no material changes in our contractual obligations and commercial commitments from those reported at April 30, 2010 in our Annual Report on Form 10-K.

REGULATORY ENVIRONMENT
There have been no material changes in our regulatory environment from those reported at April 30, 2010 in our Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks from those reported at April 30, 2010 in our Annual Report on Form 10-K.

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

RAL Litigation
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
Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Case No. 08-CV-591 in the U.S. District Court for the Southern District of Illinois, is a putative class action case originally filed in the Circuit Court of Madison County, Illinois on January 18, 2002. The plaintiffs allege that the sale of POM guarantees constitutes (1) statutory fraud by selling insurance without a license, (2) an unfair trade practice, by omission and by “cramming” (i.e., charging customers for the guarantee even though they did not request it or want it), and (3) a breach of fiduciary duty. The plaintiffs seek unspecified damages, injunctive relief, attorneys’ fees and costs. The Madison County court ultimately certified a class consisting of all persons residing in 13 states who paid a separate fee for POM from January 1, 1997 to the date of a final judgment from the court. We subsequently removed the case to federal court in the Southern District of Illinois, where it is now pending. In November 2009, the federal court issued an order vacating the state court’s class certification ruling and allowing plaintiffs time to file a renewed motion for class certification under the federal rules. Plaintiffs filed a new motion for class certification seeking certification of an 11-state class. Oral argument on plaintiffs’ motion occurred in April 2010 and the parties are awaiting a ruling. A trial date has been set for November 2010.
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

Express IRA Litigation
On March 15, 2006, the New York Attorney General filed a lawsuit in the Supreme Court of the State of New York, County of New York (Index No. 06/401110) styled The People of New York v. H&R Block, Inc. and H&R Block Financial Advisors, Inc., et al. asserting claims against the Express IRA product. Thereafter, a number of civil actions were filed against HRBFA and us concerning the product. Except for two cases pending in state court, all of the civil actions were consolidated by the panel for Multi-District Litigation into a single action styled In re H&R Block, Inc. Express IRA Marketing Litigation (Case No. 06-1786-MD-RED) in the United States District Court for the Western District of Missouri. To avoid the cost and inherent risk associated with litigation, we reached an agreement to settle these cases. The settlement became final in May 2010. We previously recorded a sufficient liability for the loss associated with the settlement.
One other lawsuit relating to the Express IRA product remains pending. This lawsuit was filed on January 2, 2008 by the Mississippi Attorney General in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) and is styled Jim Hood, Attorney for the State of Mississippi v. H&R Block, Inc., et al. The complaint alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the sale of the product in Mississippi and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. The defendants have filed a motion to dismiss. We believe we have meritorious defenses to the claims in this case, and we intend to defend this case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.
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
On December 7, 2009, a lawsuit was filed in the Circuit Court of Cook County, Illinois (2009-L-014920) against M&P, RSM and H&R Block styled Ronald R. Peterson ex rel. Lancelot Investors Fund, L.P., et al. v. McGladrey & Pullen LLP, et al. The case was removed to the United States District Court for the Northern District of Illinois on December 28, 2009, where it remains pending (Case No. 1:10-CV-00274). The complaint, which was filed by the trustee for certain bankrupt investment funds, seeks unspecified damages and asserts claims against RSM for vicarious liability and alter ego liability and against H&R Block for equitable restitution relating to audit work performed by M&P. The amount claimed in this case is substantial. We believe we have meritorious defenses to the claims against RSM and H&R Block in this case and intend to defend it vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.
RSM and M&P operate in an alternative practice structure. Accordingly, certain claims and lawsuits against M&P could have an impact on RSM. More specifically, any judgments or settlements arising from claims and lawsuits against M&P that exceed its insurance coverage could have a direct adverse effect on M&P’s operations. Although RSM is not responsible for the liabilities of M&P, significant M&P litigation and claims could impair the profitability of the alternative practice structure and impair the ability to attract and retain clients and quality professionals. This could, in turn, have a material adverse effect on RSM’s operations and impair the value of our investment in RSM. There is no assurance regarding the outcome of any claims or litigation involving M&P.

Litigation and Claims Pertaining to Discontinued Mortgage Operations
Although mortgage loan origination activities were terminated and the loan servicing business was sold during fiscal year 2008, SCC remains subject to investigations, claims and lawsuits pertaining to its loan origination and servicing activities that occurred prior to such termination and sale. These investigations, claims and lawsuits include actions by state attorneys general, other state and federal regulators, municipalities, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these investigations, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, public nuisance, fraud, and violations of the Truth in Lending Act, Equal Credit Opportunity Act and the Fair Housing Act. In the current non-prime mortgage environment, the number of these investigations, claims and lawsuits has increased over historical experience and is likely to continue at increased levels. The amounts claimed in these investigations, claims and lawsuits are substantial in some instances, and the ultimate resulting liability is difficult to predict. In the event of unfavorable outcomes, the amounts SCC may be required to pay in the discharge of liabilities or settlements could be substantial and, because SCC’s operating results are included in our consolidated financial statements, could have a material adverse impact on our consolidated results of operations.
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

Other Claims and Litigation
We have been named in several wage and hour class action lawsuits throughout the country, respectively styled Alice Williams v. H&R Block Enterprises LLC, Case No.RG08366506 (Superior Court of California, County of Alameda, filed January 17, 2008); Arabella Lemus v. H&R Block Enterprises LLC, et al., Case No. CGC-09-489251 (United States District Court, Northern District of California, filed June 9, 2009); Delana Ugas v. H&R Block Enterprises LLC, et al., Case No. BC417700 (United States District Court, Central District of California, filed July 13, 2009); Barbara Petroski v. H&R Block Eastern Enterprises, Inc., et al., Case

No. 10-CV-00075 (United States District Court, Western District of Missouri, filed January 25, 2010); Lance Hom v. H&R Block Enterprises LLC, et al., Case No. 10CV0476 H (United States District Court, Southern District of California, filed March 4, 2010); Stacy Oyer v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00387-WMS (United States District Court, Western District of New York, filed May 10, 2010); and Li Dong Ma v. RSM McGladrey TBS, LLC, et al., Case No. C-08-01729 JF (United States District Court, Northern District of California, filed February 28, 2008). These cases involve a variety of legal theories and allegations including, among other things, failure to compensate employees for all hours worked; failure to provide employees with meal periods; failure to provide itemized wage statements; failure to pay wages due upon termination; failure to compensate for mandatory off-season training; and/or misclassification of non-exempt employees. The plaintiffs seek actual damages, in addition to statutory penalties, pre-judgment interest and attorneys’ fees. We believe we have meritorious defenses to the claims in these cases and intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances, however, and the ultimate liability with respect to these matters is difficult to predict. There can be no assurances as to the outcome of these cases or their impact on our consolidated results of operations, individually or in the aggregate.
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

ITEM 1A. RISK FACTORS

THE ELIMINATION OF THE IRS DEBT INDICATOR MAY INCREASE THE RISK OF DEFAULT ON RALS AND MAY REDUCE OUR PROFITABILITY.

In August 2010, the Internal Revenue Service (IRS) announced that, as of the beginning of the upcoming tax season, it would no longer furnish the debt indicator (DI), to tax preparers or financial institutions. The DI is an underwriting tool that lenders use when considering whether to loan money to taxpayers who apply for a refund anticipation loan (RAL), which is short term loan, secured by the taxpayer’s federal tax refund. As a result of the IRS decision, approval rates and loan amounts will likely be lower, and lenders may issue RALs that have a greater probability of not being repaid. Our participation interests in any RALs issued without the DI used in the credit assessment of the client may have a higher risk of default, which could increase our bad debt expense and reduce our profitability. During the fiscal year ended April 30, 2010, our revenues from RAL participations (including RALs which were based on underwriting standards that included use of the DI) totaled $146.2 million. RAL volumes are expected to decline in fiscal year 2011, and alternate products may have lower margins resulting in reduced profitability. We estimate that the impact of the discontinuation of the DI will reduce our pretax profitability by approximately $25 million or $0.05 per share. Our estimate is based on a number of assumptions and actual results could differ.
There have been no other material changes in our risk factors from those reported at April 30, 2010 in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our purchases of H&R Block common stock during the first quarter of fiscal year 2011 is as follows:

(in 000s, except per share amounts)
			Total Number of Shares	Maximum $ Value
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased(1)	per Share	Plans or Programs(2)	the Plans or Programs

May 1 – May 31	2	$18.32	-	$1,651,619
June 1 – June 30	79	$16.39	-	$1,651,619
July 1 – July 31	15,633	$15.21	15,500	$1,416,177

(1)	We purchased 214,233 shares in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on nonvested shares.

(2)	In June 2008, our Board of Directors rescinded previous authorizations to repurchase shares of our common stock, and approved an authorization to purchase up to $2.0 billion of our common stock through June 2012.

ITEM 6. EXHIBITS

10.1	H&R Block, Inc. 2003 Long-Term Executive Compensation Plan (amended and restated effective July 27, 2010).*
10.2	H&R Block, Inc. Executive Severance Plan (amended and restated effective July 27, 2010).*
10.3	H&R Block, Inc. Severance Plan (amended and restated effective July 27, 2010).*
10.4	H&R Block, Inc. Deferred Compensation Plan for Executives (amended and restated effective July 27, 2010).*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

Alan M. Bennett
President and Chief Executive Officer
September 3, 2010

Jeffrey T. Brown
Vice President, Interim Chief Financial
Officer and Corporate Controller
September 3, 2010