Form 10-Q/A
period 2010-07-31
H&R BLOCK INC
filed 2010-09-14
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note
     H&R Block, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (SEC) on September 3, 2010, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.
     No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS

10.1	H&R Block, Inc. 2003 Long-Term Executive Compensation Plan (amended and restated effective July 27, 2010).*
10.2	H&R Block, Inc. Executive Severance Plan (amended and restated effective July 27, 2010).*
10.3	H&R Block, Inc. Severance Plan (amended and restated effective July 27, 2010).*
10.4	H&R Block, Inc. Deferred Compensation Plan for Executives (amended and restated effective July 27, 2010).*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.REF	XBRL Taxonomy Extension Reference Linkbase

*	Indicates management contracts, compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
H&R BLOCK, INC.
Alan M. Bennett
President and Chief Executive Officer
September 13, 2010
Jeffrey T. Brown
Vice President, Interim Chief Financial
Officer and Corporate Controller
September 13, 2010

3