Form 10-Q
period 2010-10-31
H&R BLOCK INC
filed 2010-12-08
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010

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

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on November 30, 2010 was 305,110,195 shares.

Form 10-Q for the Period Ended October 31, 2010

		Page

PART I	Financial Information

Item 1.	Condensed Consolidated Balance Sheets October 31, 2010 and April 30, 2010	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Three and Six Months Ended October 31, 2010 and 2009	2

	Condensed Consolidated Statements of Cash Flows Six Months Ended October 31, 2010 and 2009	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

PART II	Other Information

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	35

SIGNATURES		36

EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in 000s, except share and per share amounts)

	October 31, 2010	April 30, 2010

	(Unaudited)

ASSETS
Cash and cash equivalents	$959,746	$1,804,045
Cash and cash equivalents – restricted	35,473	34,350
Receivables, less allowance for doubtful accounts of $115,505 and $112,475	416,333	517,986
Prepaid expenses and other current assets	324,014	292,655

Total current assets	1,735,566	2,649,036
Mortgage loans held for investment, less allowance for loan losses of $87,567 and $93,535	537,226	595,405
Property and equipment, at cost, less accumulated depreciation and amortization of $683,537 and $657,008	327,881	345,470
Intangible assets, net	373,324	367,432
Goodwill	867,417	840,447
Other assets	466,368	436,528

Total assets	$4,307,782	$5,234,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Customer banking deposits	$929,898	$852,555
Accounts payable, accrued expenses and other current liabilities	660,999	756,577
Accrued salaries, wages and payroll taxes	81,163	199,496
Accrued income taxes	151,708	459,175
Current portion of long-term debt	3,407	3,688
Commercial paper borrowings	39,517	-
Federal Home Loan Bank borrowings	50,000	50,000

Total current liabilities	1,916,692	2,321,491

Long-term debt	1,041,103	1,035,144
Federal Home Loan Bank borrowings	25,000	25,000
Other noncurrent liabilities	445,182	412,053

Total liabilities	3,427,977	3,793,688

Commitments and contingencies
Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 412,440,599 and 431,390,599	4,124	4,314
Additional paid-in capital	810,403	832,604
Accumulated other comprehensive income	2,757	1,678
Retained earnings	2,104,050	2,658,586
Less treasury shares, at cost	(2,041,529)	(2,056,552)

Total stockholders’ equity	879,805	1,440,630

Total liabilities and stockholders’ equity	$4,307,782	$5,234,318

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	(Unaudited, amounts in 000s, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,

	2010	2009	2010	2009

Revenues:
Service revenues	$296,139	$294,958	$543,558	$542,943
Interest income	10,635	12,113	20,937	24,400
Product and other revenues	16,115	19,010	32,868	34,243

	322,889	326,081	597,363	601,586

Operating expenses:
Cost of revenues	392,950	410,949	760,966	797,399
Selling, general and administrative	108,943	129,685	225,972	232,902

	501,893	540,634	986,938	1,030,301

Operating loss	(179,004)	(214,553)	(389,575)	(428,715)
Other income, net	3,885	1,700	7,139	4,989

Loss from continuing operations before tax benefit	(175,119)	(212,853)	(382,436)	(423,726)
Income tax benefit	(68,307)	(86,381)	(147,986)	(166,637)

Net loss from continuing operations	(106,812)	(126,472)	(234,450)	(257,089)
Net loss from discontinued operations	(2,237)	(2,115)	(5,280)	(5,132)

Net loss	$(109,049)	$(128,587)	$(239,730)	$(262,221)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.35)	$(0.38)	$(0.75)	$(0.77)
Net loss from discontinued operations	(0.01)	-	(0.02)	(0.01)

Net loss	$(0.36)	$(0.38)	$(0.77)	$(0.78)

Basic and diluted shares	306,804	335,346	313,247	334,939

Dividends paid per share	$0.15	$0.15	$0.30	$0.30

Comprehensive income (loss):
Net loss	$(109,049)	$(128,587)	$(239,730)	$(262,221)
Change in unrealized gain on available-for-sale securities, net	(333)	329	(639)	(418)
Change in foreign currency translation adjustments	5,396	2,586	1,376	12,123

Comprehensive loss	$(103,986)	$(125,672)	$(238,993)	$(250,516)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, amounts in 000s)

Six Months Ended October 31,	2010	2009

Net cash used in operating activities	$(548,001)	$(786,152)

Cash flows from investing activities:
Principal repayments on mortgage loans held for investment, net	30,829	38,693
Purchases of property and equipment, net	(35,005)	(7,280)
Payments made for business acquisitions, net	(43,310)	(6,606)
Other, net	30,851	18,473

Net cash provided by (used in) investing activities	(16,635)	43,280

Cash flows from financing activities:
Repayments of commercial paper	(75,000)	-
Proceeds from commercial paper	114,490	-
Customer banking deposits, net	77,023	638,466
Dividends paid	(95,068)	(100,784)
Repurchase of common stock, including shares surrendered	(283,470)	(3,785)
Proceeds from exercise of stock options	1,493	8,218
Other, net	(21,352)	(30,884)

Net cash provided by (used in) financing activities	(281,884)	511,231

Effects of exchange rates on cash	2,221	9,221

Net decrease in cash and cash equivalents	(844,299)	(222,420)
Cash and cash equivalents at beginning of the period	1,804,045	1,654,663

Cash and cash equivalents at end of the period	$959,746	$1,432,243

Supplementary cash flow data:
Income taxes paid	$103,803	$196,427
Interest paid on borrowings	30,933	37,304
Interest paid on deposits	3,828	4,134
Transfers of loans to foreclosed assets	11,185	9,212

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation
The condensed consolidated balance sheet as of October 31, 2010, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended October 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended October 31, 2010 and 2009 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at October 31, 2010 and for all periods presented have been made.
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

2.	Business Combinations
Effective July 20, 2010, our Business Services segment acquired certain non-attest assets and liabilities of Caturano & Company, Inc. (Caturano), a Boston-based accounting firm, for an aggregate purchase price of $40.2 million. We expect this acquisition to expand our presence in the Boston market. We made cash payments of $32.6 million, including $29.8 million at closing. Payment of the remaining purchase price is deferred and will be paid over 14 years. The following table summarizes the fair value of identifiable assets acquired and liabilities assumed and the resulting goodwill as of October 31, 2010:

(in 000s)

Customer relationships(1)	$6,733
Non-compete agreements(2)	2,766
Attest firm affiliation(3)	7,629
Goodwill	27,289
Fixed assets	2,500
Other assets	831
Other liabilities	(1,640)
Unfavorable leasehold(2)	(5,890)

Total purchase price	$40,218

(1)	Estimated life of 12 years.
(2)	Estimated life of 7 years.
(3)	Estimated life of 18 years. Represents the benefits to be received from the Alternative Practice Structure arrangement and Administrative Services Agreement with the attest firm of Caturano.
In connection with the acquisition a deferred compensation plan, an employee retention program and a performance bonus plan were put in place for eligible employees. Expenses related to these plans will be treated as compensation and will be expensed as incurred. We incurred expenses totaling $1.3 million under these plans during the six months ended October 31, 2010.
In October 2010, we signed a definitive merger agreement to acquire all of the outstanding shares of 2SS Holdings, Inc., developer of TaxACT digital tax preparation solutions, for $287.5 million in cash. Completion of the transaction is subject to the satisfaction of customary closing conditions, including regulatory approval.

3.	Earnings (Loss) Per Share and Stockholders’ Equity
Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 15.6 million shares and 19.3 million shares for the three and six months ended October 31, 2010, respectively and 19.3 million shares for the three and six months ended October 31, 2009, as the effect would be antidilutive due to the net loss from continuing operations during each period.
The computations of basic and diluted loss per share from continuing operations are as follows:

	(in 000s, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,

	2010	2009	2010	2009

Net loss from continuing operations attributable to shareholders	$(106,812)	$(126,472)	$(234,450)	$(257,089)
Amounts allocated to participating securities (nonvested shares)	(26)	(27)	(7)	340

Net loss from continuing operations attributable to common shareholders	$(106,786)	$(126,445)	$(234,443)	$(257,429)

Basic weighted average common shares	306,804	335,346	313,247	334,939
Potential dilutive shares	-	-	-	-

Dilutive weighted average common shares	306,804	335,346	313,247	334,939

Earnings (loss) per share from continuing operations attributable to common shareholders:
Basic	$(0.35)	$(0.38)	$(0.75)	$(0.77)
Diluted	(0.35)	(0.38)	(0.75)	(0.77)

The weighted average shares outstanding for the three and six months ended October 31, 2010 decreased to 306.8 million and 313.2 million, respectively, from 335.3 million and 334.9 million for the three and six months ended October 31, 2009, respectively. During the six months ended October 31, 2010, we purchased and immediately retired 19.0 million shares of our common stock at a cost of $279.9 million. We may continue to repurchase and retire common stock or retire shares held in treasury from time to time in the future. The cost of shares retired during the period was allocated to the components of stockholders’ equity as follows:

(in 000s)

Common stock	$190
Additional paid-in capital	11,370
Retained earnings	268,387

$279,947

During the six months ended October 31, 2010 and 2009, we issued 1.0 million and 1.6 million shares of common stock, respectively, due to the exercise of stock options, employee stock purchases and vesting of nonvested shares.
During the six months ended October 31, 2010, we acquired 0.2 million shares of our common stock at an aggregate cost of $3.5 million, and during the six months ended October 31, 2009, we acquired 0.2 million shares at an aggregate cost of $3.8 million. Shares acquired during these periods represented shares swapped or surrendered to us in connection with the vesting of nonvested shares and the exercise of stock options.
During the six months ended October 31, 2010, we granted 2.1 million stock options and 0.6 nonvested shares and units in accordance with our stock-based compensation plans. The weighted average fair value of options granted was $2.25 for management options. These awards vest over a four year period with one-fourth vesting each year. Stock-based compensation expense of our continuing operations totaled $2.7 million and $6.2 million for the three and six months ended October 31, 2010, respectively, and $4.8 million and $12.1 million for the three and six months ended October 31, 2009, respectively. At October 31, 2010, unrecognized compensation cost for options totaled $6.4 million, and for nonvested shares and units totaled $16.4 million.

4.	Mortgage Loans Held for Investment and Related Assets
The composition of our mortgage loan portfolio as of October 31, 2010 and April 30, 2010 is as follows:

				(dollars in 000s)

As of	October 31, 2010		April 30, 2010

	Amount	% of Total	Amount	% of Total

Adjustable-rate loans	$365,262	59%	$411,122	60%
Fixed-rate loans	254,995	41%	272,562	40%

	620,257	100%	683,684	100%
Unamortized deferred fees and costs	4,536		5,256
Less: Allowance for loan losses	(87,567)		(93,535)

	$537,226		$595,405

Activity in the allowance for loan losses for the six months ended October 31, 2010 and 2009 is as follows:
(in 000s)

Six Months Ended October 31,	2010	2009

Balance, beginning of the period	$93,535	$84,073
Provision	16,300	27,000
Recoveries	86	29
Charge-offs	(22,354)	(15,109)

Balance, end of the period	$87,567	$95,993

Our loan loss reserve as a percent of mortgage loans was 14.1% at October 31, 2010 compared to 13.7% at April 30, 2010.
In cases where we modify a loan and in so doing grant a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (TDR). TDR loans totaled $121.7 million and $145.0 million at October 31, 2010 and April 30, 2010, respectively. The principal balance of non-performing assets as of October 31, 2010 and April 30, 2010 is as follows:
(in 000s)

As of	October 31, 2010	April 30, 2010

Impaired loans:
30 – 59 days	$1,366	$330
60 – 89 days	12,398	11,851
90+ days, non-accrual	149,040	153,703
TDR loans, accrual	111,249	113,471
TDR loans, non-accrual	10,440	31,506

	284,493	310,861
Real estate owned(1)	25,577	29,252

Total non-performing assets	$310,070	$340,113

(1)	Includes loans accounted for as in-substance foreclosures of $9.4 million and $12.5 million at October 31, 2010 and April 30, 2010, respectively.
Activity related to our real estate owned is as follows:
(in 000s)

Six Months Ended October 31,	2010	2009

Balance, beginning of the period	$29,252	$44,533
Additions	11,185	9,212
Sales	(12,784)	(10,055)
Writedowns	(2,076)	(4,795)

Balance, end of the period	$25,577	$38,895

5.	Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the six months ended October 31, 2010 consist of the following:

(in 000s)

	Tax Services	Business Services	Total

Balance at April 30, 2010:
Goodwill	$453,884	$403,751	$857,635
Accumulated impairment losses	(2,188)	(15,000)	(17,188)

	451,696	388,751	840,447

Changes:
Acquisitions	6,778	27,655	34,433
Disposals and other	(5,175)	(2,288)	(7,463)
Impairments	-	-	-

Balance at October 31, 2010:
Goodwill	455,487	429,118	884,605
Accumulated impairment losses	(2,188)	(15,000)	(17,188)

	$453,299	$414,118	$867,417

We test goodwill for impairment annually at the beginning of our fourth quarter, or more frequently if events occur which could, more likely than not, reduce the fair value of a reporting unit’s net assets below its carrying value. No events indicating possible impairment of goodwill were identified during the six months ended October 31, 2010.

Intangible assets consist of the following:

						(in 000s)

As of	October 31, 2010			April 30, 2010

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$75,270	$(37,009)	$38,261	$67,705	$(33,096)	$34,609
Noncompete agreements	22,508	(21,685)	823	23,062	(21,278)	1,784
Reacquired franchise rights	219,665	(8,167)	211,498	223,773	(6,096)	217,677
Franchise agreements	19,201	(2,453)	16,748	19,201	(1,813)	17,388
Purchased technology	14,500	(7,381)	7,119	14,500	(6,266)	8,234
Trade name	1,325	(500)	825	1,325	(400)	925
Business Services:
Customer relationships	151,882	(124,601)	27,281	145,149	(120,037)	25,112
Noncompete agreements	35,818	(23,341)	12,477	33,052	(22,118)	10,934
Attest firm affiliation	7,629	(106)	7,523	-	-	-
Trade name – amortizing	2,600	(2,600)	-	2,600	(2,600)	-
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769

	$606,035	$(232,711)	$373,324	$586,004	$(218,572)	$367,432

Amortization of intangible assets for the three and six months ended October 31, 2010 was $7.3 and $14.2 million respectively, and $7.5 million and $14.4 million for the three and six months ended October 31, 2009, respectively. Estimated amortization of intangible assets for fiscal years 2011 through 2015 is $30.1 million, $27.7 million, $23.2 million, $19.8 million and $14.5 million, respectively.
In connection with the acquisition of Caturano, as discussed in note 2, we recorded a liability related to unfavorable operating lease terms in the amount of $5.9 million, which will be amortized over the remaining contractual life of the operating lease.

6.	Income Taxes
We file a consolidated federal income tax return in the United States and file tax returns in various state and foreign jurisdictions. The U.S. Federal consolidated tax returns for the years 1999 through 2007 are currently under examination by the Internal Revenue Service, with the 1999-2005 years currently at the appellate level. Federal returns for tax years prior to 1999 are closed by statute. Historically, tax returns in various foreign and state jurisdictions are examined and settled upon completion of the exam.
During the six months ended October 31, 2010, we accrued additional gross interest and penalties of $2.7 million related to our uncertain tax positions. We had gross unrecognized tax benefits of $130.5 million and $129.8 million at October 31, 2010 and April 30, 2010, respectively. The gross unrecognized tax benefits increased $0.7 million in the current year, due to accruals of tax and interest on positions related to prior years. Except as noted below, we have classified the liability for unrecognized tax benefits, including corresponding accrued interest, as long-term at October 31, 2010, and included this amount in other noncurrent liabilities on the condensed consolidated balance sheet.
Based upon the expiration of statutes of limitations, payments of tax and other factors in several jurisdictions, we believe it is reasonably possible that the gross amount of reserves for previously unrecognized tax benefits may decrease by approximately $21.1 million within twelve months of October 31, 2010. This portion of our liability for unrecognized tax benefits has been classified as current and is included in accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheets.

7.	Interest Income and Expense
The following table shows the components of interest income and expense of our continuing operations:

(in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,

	2010	2009	2010	2009

Interest income:
Mortgage loans held for investment	$6,525	$8,072	$12,848	$15,968
Other	4,110	4,041	8,089	8,432

	$10,635	$12,113	$20,937	$24,400

Interest expense:
Borrowings	$20,891	$18,514	$41,534	$37,471
Deposits	1,947	2,284	3,870	4,333
FHLB advances	396	508	792	1,017

	$23,234	$21,306	$46,196	$42,821

8.	Fair Value
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

The following table presents for each hierarchy level the financial assets that are measured at fair value on both a recurring and non-recurring basis at October 31, 2010 and April 30, 2010:

	(dollars in 000s)

	Total	Level 1	Level 2	Level 3

As of October 31, 2010:
Recurring:
Available-for-sale securities	$28,834	$-	$28,834	$-
Non-recurring:
Impaired mortgage loans held for investment	226,837	-	-	226,837

	$255,671	$-	$28,834	$226,837

As a percentage of total assets	5.9%	-%	0.7%	5.3%
As of April 30, 2010:
Recurring:
Available-for-sale securities	$31,948	$-	$31,948	$-
Non-recurring:
Impaired mortgage loans held for investment	249,549	-	-	249,549

	$281,497	$-	$31,948	$249,549

As a percentage of total assets	5.4%	-%	0.6%	4.8%

There were no significant changes to the unobservable inputs used in determining the fair values of our level 2 and level 3 financial assets.
The carrying amounts and estimated fair values of our financial instruments at October 31, 2010 are as follows:

(in 000s)

	Carrying	Estimated
	Amount	Fair Value

Mortgage loans held for investment	$537,226	$317,183
IRAs and other time deposits	490,993	488,890
Long-term debt	1,044,510	1,055,225
FHLB advances	75,000	75,132

9.	Regulatory Requirements
H&R Block Bank (HRB Bank) files its regulatory Thrift Financial Report (TFR) on a calendar quarter basis with the Office of Thrift Supervision (OTS). The following table sets forth HRB Bank’s regulatory capital requirements at September 30, 2010, as calculated in the most recently filed TFR:

(dollars in 000s)

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio(1)	$386,088	81.0%	$38,141	8.0%	$47,677	10.0%
Tier 1 risk-based capital ratio(2)	$379,758	79.7%	N/A	N/A	$28,606	6.0%
Tier 1 capital ratio (leverage)(3)	$379,758	30.7%	$148,485	12.0%	$61,869	5.0%
Tangible equity ratio(4)	$379,758	30.7%	$18,561	1.5%	N/A	N/A

(1)	Total risk-based capital divided by risk-weighted assets.
(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.
(3)	Tier 1 (core) capital divided by adjusted total assets.
(4)	Tangible capital divided by tangible assets.
As of October 31, 2010, HRB Bank’s leverage ratio was 26.2%.

10.	Variable Interests
In June 2009, the Financial Accounting Standards Board (FASB) issued revised authoritative guidance associated with the consolidation of variable interest entities (VIEs). The revised guidance replaced the previous quantitative-based assessment for determining whether an enterprise is the primary beneficiary of a VIE and focuses primarily on a qualitative assessment. This assessment requires identifying the enterprise that has (1) the power to direct the activities of the VIE that can most significantly impact the entity’s performance; and (2) the obligation to absorb losses and the right to receive benefits from the VIE that could potentially be significant to such entity. The revised guidance also requires that the enterprise continually reassess whether it is the primary beneficiary of a VIE rather than conducting a reassessment only upon the occurrence of specific events.
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
We have concluded that RSM is not the primary beneficiary of M&P and, therefore, we have not consolidated M&P. RSM does not have an equity interest in M&P, nor does it have the power to direct any activities of M&P and does not receive any of its income. We have no assets or liabilities included in our condensed consolidated balance sheets related to our variable interests. We believe RSM’s maximum exposure to economic loss, resulting from various agreements with M&P, relates primarily to shared office space from operating leases under the administrative services agreement equal to approximately $106.3 million, and variability in our operating results due to the compensation agreements with RSM managing directors. We do not provide any support that is not contractually required.

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
SCC does have the exclusive right to appoint a servicer when certain conditions have been met for specific loans related to two of the NIM Trusts. As of October 31, 2010, those conditions have been met for a minority portion of the loans underlying those Trusts. As this right pertains only to a minority of the loans, we have concluded that SCC does not have the power to direct the most significant activities of these two NIM Trusts, as the servicer has the power to direct significant activities over the majority of the mortgage loans. In the remaining NIM Trusts, SCC has a shared right to appoint a servicer under certain conditions. For these NIM Trusts, we have concluded that SCC is not the primary beneficiary because the power to direct the most significant activities, which is the servicing of the underlying mortgage loans, is shared with other unrelated parties.

At October 31, 2010, we had no significant assets or liabilities included in our condensed consolidated balance sheets related to SCC’s variable interests in the Trusts. We have a liability, as discussed in note 11, and a deferred tax asset recorded in our condensed consolidated balance sheets related to obligations for representations and warranties SCC made in connection with the transfer of mortgage loans, including mortgage loans held by the securitization trusts. We have no remaining exposure to economic loss arising from impairment of SCC’s beneficial interest in the Trusts. If SCC receives cash flows in the future as a holder of beneficial interests we would record gains as other income in our income statement. Neither we nor SCC has liquidity arrangements, guarantees or other commitments for the Trusts, nor has any support been provided that was not contractually required.

11.	Commitments and Contingencies
Changes in deferred revenue balances related to our Peace of Mind (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the condensed consolidated balance sheets, are as follows:

	(in 000s)

Six Months Ended October 31,	2010	2009

Balance, beginning of period	$141,542	$146,807
Amounts deferred for new guarantees issued	1,422	1,351
Revenue recognized on previous deferrals	(48,358)	(47,044)

Balance, end of period	$94,066	$101,114

In addition to amounts accrued for our POM guarantee, we had accrued $11.5 million and $14.5 million at October 31, 2010 and April 30, 2010, respectively, related to our standard guarantee which is included with our standard tax preparation services.
The following table summarizes certain of our other contractual obligations and commitments:

	(in 000s)

As of	October 31, 2010	April 30, 2010

Franchise Equity Lines of Credit – undrawn commitment	$30,683	$36,806
Contingent business acquisition obligations	22,154	20,697
Media advertising purchase obligation	26,548	26,548

We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counterparties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the terms of the indemnities may vary and in many cases are limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair value of guarantees and indemnifications relating to our continuing operations is not material as of October 31, 2010.

Discontinued Operations
Sand Canyon Corporation (“SCC”, previously known as Option One Mortgage Corporation) ceased originating mortgage loans in December 2007 and, in April 2008, sold its servicing assets and discontinued its remaining operations. The sale of servicing assets did not include the sale of any mortgage loans.
In connection with the securitization and sale of loans, SCC made certain representations and warranties, including, but not limited to, representations relating to matters such as ownership of the loan, validity of lien securing the loan, and the loan’s compliance with SCC’s underwriting criteria. Representations and warranties in whole loan sale transactions to institutional investors included a “knowledge qualifier” which limits SCC liability for borrower fraud to those instances where SCC had knowledge of the fraud at the time the loans were sold. In the event that there is a breach of a representation and warranty and such breach materially and adversely affects the value of a mortgage loan, SCC may be obligated to repurchase a loan or otherwise indemnify certain parties for losses incurred as a result of loan liquidation. Generally, these representations and warranties are not subject to a stated term, but would be subject to statutes of limitation applicable to the contractual provisions.
Claims received by SCC have primarily related to alleged breaches of representations and warranties related to a loan’s compliance with the underwriting standards established by SCC at origination, borrower fraud and credit exceptions without sufficient compensating factors. Claims received since May 1, 2008 follows:

(in millions)

	Fiscal Year 2009				Fiscal Year 2010				Fiscal Year 2011

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Total

Loan Origination Year:
2005	$40	$21	$1	$-	$-	$15	$-	$-	$6	$1	$84
2006	89	10	111	7	2	57	4	45	100	15	440
2007	43	10	85	15	4	11	7	-	3	5	183

Total	$172	$41	$197	$22	$6	$83	$11	$45	$109	$21	707

For those claims determined to be valid, SCC has complied with its obligations by either repurchasing the mortgage loans or REO properties, providing for the reimbursement of losses in connection with liquidated REO properties, or reaching other settlements. SCC has denied approximately 84% of all claims received, excluding resolution reached under other settlements. Counterparties could reassert claims that SCC has denied. Of claims determined to be valid, approximately 24% resulted in loan repurchases, and 76% resulted in indemnification or settlement payments. Losses on loan repurchase, indemnification and settlement payments totaled approximately $58 million for the period May 1, 2008 through October 31, 2010. Loss severity rates on repurchases and indemnification have approximated 60% and SCC has not observed any material trends related to average losses by counterparty. Repurchased loans are considered held for sale and are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The net balance of all mortgage loans held for sale by SCC was $14.6 million at October 31, 2010.
SCC generally has 60 to 120 days to respond to representation and warranty claims and performs a loan-by-loan review of all repurchase claims during this time. SCC has completed its review of all claims, with the exception of claims totaling approximately $121 million, which remained subject to review as of October 31, 2010. Of the claims still subject to review, approximately $97 million are from private-label securitizations, related to rescissions of mortgage insurance, and $24 million are from monoline insurers.
All claims asserted against SCC since May 1, 2008 relate to loans originated during calendar years 2005 through 2007, of which, approximately 88% relate to loans originated in calendar years 2006 and 2007. During calendar year 2005 through 2007, SCC originated approximately $84 billion in loans, of which less than 1% were sold to government sponsored entities. SCC is not subject to loss on loans that have been paid in full, repurchased, or were sold without recourse.
The majority of claims asserted since May 1, 2008, which have been determined by SCC to represent a valid breach of its representations and warranties, relate to loans that became delinquent within the first two years following the origination of the mortgage loan. SCC believes the longer a loan performs prior to an event of default, the less likely the default will be related to a breach of a representation and warranty. The balance of loans originated in 2005, 2006 and 2007 which defaulted in the first two years is $4.0 billion, $6.3 billion and $2.9 billion, respectively, at October 31, 2010.
SCC estimates losses relating to representation and warranty claims by estimating loan repurchase and indemnification obligations on both known claims and projections of future claims. Projections of future claims are based on an analysis that includes a combination of reviewing repurchase demands and actual defaults and loss severities by counterparty, inquiries from various third-parties, the terms and provisions of related agreements and the historical rate of repurchase and indemnification obligations related to breaches of representations and warranties. SCC’s methodology for calculating this liability considers the probability that individual counterparties (whole-loan purchasers, private label securitization trustees and monoline insurers) will assert future claims.
SCC has recorded a liability for estimated contingent losses related to representation and warranty claims as of October 31, 2010, of $184.7 million, which represents SCC’s best estimate of the probable loss that may occur. This overall liability amount includes $49.7 million, which was established under an indemnity agreement dated April 2008 with a specific counterparty in exchange for a full and complete release of such party’s ability to assert representation and warranty claims. This indemnity agreement was given as part of obtaining the counterparty’s consent to SCC’s sale of its mortgage servicing business in 2008. Though disbursements related to this agreement have not been significant, SCC believes that the full amount under this indemnity agreement will ultimately be paid.
While SCC uses the best information available to it in estimating its liability, probable losses are inherently difficult to estimate and require considerable management judgment. There may be a wide range of reasonably possible losses in excess of the recorded liability that cannot be estimated, primarily due to difficulties inherent in estimating the level of future claims that will be asserted and the percentage of those claims that are ultimately determined to be valid. Although net losses on settled claims since May 1, 2008 have been within initial loss estimates, to the extent that valid claim volumes or the value of residential home prices differ in the future from current estimates, future losses may be greater than the current estimates and those differences may be significant.
A rollforward of our liability for losses on repurchases for the six months ended October 31, 2010 and 2009 is as follows:

	(in 000s)

Six Months Ended October 31,	2010	2009

Balance, beginning of period	$188,200	$206,595
Provisions	-	-
Losses on repurchase and indemnifications	(3,478)	(5,382)

Balance, end of period	$184,722	$201,213

The repurchase liability is included in accounts payable, accrued expenses and other current liabilities on our condensed consolidated balance sheets. There have been no provisions for additional losses included in the income statement since April 30, 2008; however, loss provisions would be recorded net of tax in discontinued operations.

12.	Litigation and Related Contingencies
We are party to investigations, legal claims and lawsuits arising out of our business operations. As required, we accrue our best estimate of loss contingencies when we believe a loss is probable and we can reasonably estimate the amount of any such loss. Amounts accrued, including obligations under indemnifications, totaled $24.6 million and $35.5 million at October 31, 2010 and April 30, 2010, respectively. Litigation is inherently unpredictable and it is difficult to predict the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements.

RAL Litigation
We have been named in multiple lawsuits as defendants in litigation regarding our refund anticipation loan program in past years. All of those lawsuits have been settled or otherwise resolved, except for one.
The sole remaining case is a putative class action styled Sandra J. Basile, et al. v. H&R Block, Inc., et al., April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. The plaintiffs allege inadequate disclosures with respect to the RAL product and assert claims for violation of consumer protection statutes, negligent misrepresentation, breach of fiduciary duty, common law fraud, usury, and violation of the Truth In Lending Act. Plaintiffs seek unspecified actual and punitive damages, injunctive relief, attorneys’ fees and costs. A Pennsylvania class was certified, but later decertified by the trial court in December 2003. An appellate court subsequently reversed the decertification decision. We are appealing the reversal. We have not concluded that a loss related to this matter is probable nor have we accrued a loss contingency related to this matter.

Plaintiffs have not provided a dollar amount of their claim and we are not able to estimate a possible range of loss. We believe we have meritorious defenses to this case and intend to defend it vigorously. There can be no assurances, however, as to the outcome of this case or its impact on our consolidated results of operations.

Peace of Mind Litigation
We have been named defendants in lawsuits regarding our Peace of Mind program (collectively, the “POM Cases”), under which our applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The POM Cases are described below.
Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Case No. 08-CV-591 in the U.S. District Court for the Southern District of Illinois, is a putative class action case originally filed in the Circuit Court of Madison County, Illinois on January 18, 2002. The plaintiffs allege that the sale of POM guarantees constitutes statutory fraud, an unfair trade practice and breach of a fiduciary duty. The plaintiffs seek unspecified damages, injunctive relief, attorneys’ fees and costs. On September 17, 2010, the federal court denied plaintiffs’ motion for class certification. The parties subsequently reached an agreement to settle the case, along with the Soliz case referenced below.
There is one other putative class action pending against us in Texas that involves the POM guarantee. This case, styled Desiri L. Soliz v. H&R Block, et al. (Cause No. 03-032-D), was filed on January 23, 2003 in the District Court of Kleberg County, Texas. This case involves the same plaintiffs’ attorneys that are involved in the Marshall litigation in Illinois and contains allegations similar to those in the Marshall litigation. The plaintiff seeks actual and treble damages, equitable relief, attorneys’ fees and costs. No class has been certified. Following the denial of class certification in the Marshall litigation, the parties reached an agreement to settle this case, along with the Marshall litigation. Settlement amounts related to the POM Cases are immaterial to the financial statements and are accrued at October 31, 2010.

Express IRA Litigation
We have been named defendants in lawsuits regarding our former Express IRA product. All of those lawsuits have been settled or otherwise resolved, except for one.
The one remaining case was filed on January 2, 2008 by the Mississippi Attorney General in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) and is styled Jim Hood, Attorney for the State of Mississippi v. H&R Block, Inc., H&R Block Financial Advisors, Inc., et al. The complaint alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the sale of the product in Mississippi and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. We are not able to estimate a possible range of loss. We believe we have meritorious defenses to the claims in this case, and we intend to defend this case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.
Although we sold H&R Block Financial Advisors, Inc. (HRBFA) effective November 1, 2008, we remain responsible for any liabilities relating to the Express IRA litigation, among other things, through an indemnification agreement. A portion of our accrual is related to these indemnity obligations.

RSM McGladrey Litigation
RSM EquiCo, its parent and certain of its subsidiaries and affiliates, are parties to a class action filed on July 11, 2006 and styled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al., Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations relating to business valuation services provided by RSM EquiCo, including allegations of fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition. Plaintiffs seek unspecified actual and punitive damages, in addition to pre-judgment interest and attorneys’ fees. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. The defendants filed two requests for interlocutory review of the decision, the last of which was denied by the Supreme Court of California on September 30, 2009. A trial date has been set for May 2011.
The certified class consists of RSM EquiCo’s U.S. clients who signed platform agreements and for whom RSM EquiCo did not ultimately market their business for sale. A portion of our loss contingency accrual is related to this matter for the amount of loss that we consider probable and estimable, although it is possible that our losses could exceed the amount we have accrued. The fees paid to RSM EquiCo in connection with these agreements total approximately $185 million, a number which substantially exceeds the equity of RSM EquiCo. Plaintiffs seek to recover restitution in an amount equal to the fees paid, in addition to punitive damages and attorney fees. We believe we have meritorious defenses to the case and intend to defend the case vigorously. The amount claimed in this action is substantial and could have a material adverse impact on our consolidated results of operations. There can be no assurance regarding the outcome of this matter.
On December 7, 2009, a lawsuit was filed in the Circuit Court of Cook County, Illinois (2009-L-014920) against M&P, RSM and H&R Block styled Ronald R. Peterson ex rel. Lancelot Investors Fund, L.P., et al. v. McGladrey & Pullen LLP, et al. The case was removed to the United States District Court for the Northern District of Illinois on December 28, 2009 (Case No. 1:10-CV-00274). The complaint, which was filed by the trustee for certain bankrupt investment funds, seeks unspecified damages and asserts claims against RSM for vicarious liability and alter ego liability and against H&R Block for equitable restitution relating to audit work performed by M&P. The amount claimed in this case is substantial. On November 3, 2010, the court dismissed the case against all defendants in its entirety with prejudice.
RSM and M&P operate in an alternative practice structure (“APS”). Accordingly, certain claims and lawsuits against M&P could have an impact on RSM. More specifically, any judgments or settlements arising from claims and lawsuits against M&P that exceed its insurance coverage could have a direct adverse effect on M&P’s operations. Although RSM is not responsible for the liabilities of M&P, significant M&P litigation and claims could impair the profitability of the APS and impair the ability to attract and retain clients and quality professionals. This could, in turn, have a material adverse effect on RSM’s operations and impair the value of our investment in RSM. There is no assurance regarding the outcome of any claims or litigation involving M&P.

Litigation and Claims Pertaining to Discontinued Mortgage Operations
Although mortgage loan origination activities were terminated and the loan servicing business was sold during fiscal year 2008, SCC remains subject to investigations, claims and lawsuits pertaining to its loan origination and servicing activities that occurred prior to such termination and sale. These investigations, claims and lawsuits include actions by state attorneys general, other state and federal regulators, municipalities, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these investigations, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, public nuisance, fraud, and violations of securities laws, the Truth in Lending Act, Equal Credit Opportunity Act and the Fair Housing Act. In the current non-prime mortgage environment, the number of these investigations, claims and lawsuits has increased over historical experience and is likely to continue at increased levels. The amounts claimed in these investigations, claims and lawsuits are substantial in some instances, and the ultimate resulting liability is difficult to predict and thus cannot be reasonably estimated. In the event of unfavorable outcomes, the amounts SCC may be required to pay in the discharge of liabilities or settlements could be substantial and, because SCC’s operating results are included in our consolidated financial statements, could have a material adverse impact on our consolidated results of operations.
On June 3, 2008, the Massachusetts Attorney General filed a lawsuit in the Superior Court of Suffolk County, Massachusetts (Case No. 08-2474-BLS) styled Commonwealth of Massachusetts v. H&R Block, Inc., et al., alleging unfair, deceptive and discriminatory origination and servicing of mortgage loans and seeking equitable relief, disgorgement of profits, restitution and statutory penalties. In November 2008, the court granted a preliminary injunction limiting the ability of the owner of SCC’s former loan servicing business to initiate or advance foreclosure actions against certain loans originated by SCC or its subsidiaries without (1) advance notice to the Massachusetts Attorney General and (2) if the Attorney General objects to foreclosure, approval by the court. An appeal of the preliminary injunction was denied. A trial date has been set for June 2011. A portion of our loss contingency accrual is related to this matter for the amount of loss that we consider probable and estimable, although it is possible that our losses could exceed the amount we have accrued. We are not able to estimate a possible range of loss. We believe we have meritorious defenses to the claims presented and we intend to defend them vigorously. There can be no assurances, however, as to its outcome or its impact on our consolidated results of operations.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a lawsuit in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al. against multiple defendants, including various SCC related entities and H&R Block, Inc. related entities, arising out of FHLB’s purchase of mortgage-backed securities. Plaintiff asserts claims for rescission and damages under Illinois securities law and for common law negligent misrepresentation in connection with its purchase of two securities originated and securitized by SCC. These two securities had a total initial principal amount of approximately $50 million, of which approximately $42 million remains outstanding. We have not concluded that a loss related to this matter is probable nor have we established a loss contingency related to this matter. We believe the claims in this case are without merit and we intend to defend them vigorously. There can be no assurances, however, as to its outcome or its impact on our consolidated results of operations.

Other Claims and Litigation
We have been named in several wage and hour class action lawsuits throughout the country, respectively styled Alice Williams v. H&R Block Enterprises LLC, Case No.RG08366506 (Superior Court of California, County of Alameda, filed January 17, 2008); Arabella Lemus v. H&R Block Enterprises LLC, et al., Case No. CGC-09-489251 (United States District Court, Northern District of California, filed June 9, 2009); Delana Ugas v. H&R Block Enterprises LLC, et al., Case No. BC417700 (United States District Court, Central District of California, filed July 13, 2009); Barbara Petroski v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00075 (United States District Court, Western District of Missouri, filed January 25, 2010); Lance Hom v. H&R Block Enterprises LLC, et al., Case No. 10CV0476 H (United States District Court, Southern District of California, filed March 4, 2010); and Stacy Oyer v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00387-WMS (United States District Court, Western District of New York, filed May 10, 2010). These cases involve a variety of legal theories and allegations including, among other things, failure to compensate employees for all hours worked; failure to provide employees with meal periods; failure to provide itemized wage statements; failure to pay wages due upon termination; failure to compensate for mandatory off-season training; and/or misclassification of non-exempt employees. The parties have agreed to consolidate certain of these cases into a single action because they allege substantially identical claims. The plaintiffs seek actual damages, in addition to statutory penalties, pre-judgment interest and attorneys’ fees. We have not concluded that a loss related to these matters is probable nor have we accrued a loss contingency related to these matters. Moreover, we are not able to estimate a possible range of loss. We believe we have meritorious defenses to the claims in these cases and intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances, however, and the ultimate liability with respect to these matters is difficult to predict. There can be no assurances as to the outcome of these cases or their impact on our consolidated results of operations, individually or in the aggregate.
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

13.	Segment Information

Results of our continuing operations by reportable operating segment are as follows:

				(in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,

	2010	2009	2010	2009

Revenues:
Tax Services	$110,921	$109,305	$202,566	$197,268
Business Services	203,426	206,602	378,136	384,220
Corporate	8,542	10,174	16,661	20,098

	$322,889	$326,081	$597,363	$601,586

Pretax income (loss):
Tax Services	$(154,355)	$(172,188)	$(328,979)	$(344,162)
Business Services	8,397	174	7,964	1,495
Corporate	(29,161)	(40,839)	(61,421)	(81,059)

Loss from continuing operations before tax benefit	$(175,119)	$(212,853)	$(382,436)	$(423,726)

14.	Accounting Pronouncements
In July 2010 the Financial Accounting Standard Board (FASB) issued Accounting Standards Update 2010-20, “Disclosures About Credit Quality of Financing Receivables and Allowance for Credit Losses.” This guidance would require enhanced disclosures about the allowance for credit losses and the credit quality of financing receivables and would apply to financing receivables held by all creditors. This guidance is effective beginning with the first interim or annual reporting period ending after December 15, 2010. Early application is encouraged. We are currently evaluating the effect of this guidance on our financial statement disclosures.
In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements.” This guidance amends the criteria for separating consideration in multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (1) vendor-specific objective evidence; (2) third-party evidence; or (3) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified beginning with our fiscal year 2012. We believe this guidance will not have a material effect on our consolidated financial statements.
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

15.	Condensed Consolidating Financial Statements
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

Condensed Consolidating Income Statements					(in 000s)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$17,320	$305,569	$-	$322,889

Cost of revenues	-	35,959	356,991	-	392,950
Selling, general and administrative	-	9,379	99,564	-	108,943

Total expenses	-	45,338	456,555	-	501,893

Operating loss	-	(28,018)	(150,986)	-	(179,004)
Other income (expense), net	(175,119)	4,890	(1,005)	175,119	3,885

Loss from continuing operations before tax benefit	(175,119)	(23,128)	(151,991)	175,119	(175,119)
Income tax benefit	(68,307)	(7,654)	(60,653)	68,307	(68,307)

Net loss from continuing operations	(106,812)	(15,474)	(91,338)	106,812	(106,812)
Net loss from discontinued operations	(2,237)	(1,330)	(907)	2,237	(2,237)

Net loss	$(109,049)	$(16,804)	$(92,245)	$109,049	$(109,049)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$21,026	$305,055	$-	$326,081

Cost of revenues	-	45,861	365,088	-	410,949
Selling, general and administrative	-	2,457	127,228	-	129,685

Total expenses	-	48,318	492,316	-	540,634

Operating loss	-	(27,292)	(187,261)	-	(214,553)
Other income (expense), net	(212,853)	(2,607)	4,307	212,853	1,700

Loss from continuing operations before tax benefit	(212,853)	(29,899)	(182,954)	212,853	(212,853)
Income tax benefit	(86,381)	(12,294)	(74,087)	86,381	(86,381)

Net loss from continuing operations	(126,472)	(17,605)	(108,867)	126,472	(126,472)
Net loss from discontinued operations	(2,115)	(2,115)	-	2,115	(2,115)

Net loss	$(128,587)	$(19,720)	$(108,867)	$128,587	$(128,587)

Six Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$38,320	$559,043	$-	$597,363

Cost of revenues	-	74,987	685,979	-	760,966
Selling, general and administrative	-	11,469	214,503	-	225,972

Total expenses	-	86,456	900,482	-	986,938

Operating loss	-	(48,136)	(341,439)	-	(389,575)
Other income (expense), net	(382,436)	5,272	1,867	382,436	7,139

Loss from continuing operations before tax benefit	(382,436)	(42,864)	(339,572)	382,436	(382,436)
Income tax benefit	(147,986)	(15,495)	(132,491)	147,986	(147,986)

Net loss from continuing operations	(234,450)	(27,369)	(207,081)	234,450	(234,450)
Net loss from discontinued operations	(5,280)	(4,334)	(946)	5,280	(5,280)

Net loss	$(239,730)	$(31,703)	$(208,027)	$239,730	$(239,730)

Six Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$44,222	$557,420	$(56)	$601,586

Cost of revenues	-	91,421	705,978	-	797,399
Selling, general and administrative	-	4,955	228,003	(56)	232,902

Total expenses	-	96,376	933,981	(56)	1,030,301

Operating loss	-	(52,154)	(376,561)	-	(428,715)
Other income (expense), net	(423,726)	(3,840)	8,829	423,726	4,989

Loss from continuing operations before tax benefit	(423,726)	(55,994)	(367,732)	423,726	(423,726)
Income tax benefit	(166,637)	(22,986)	(143,651)	166,637	(166,637)

Net loss from continuing operations	(257,089)	(33,008)	(224,081)	257,089	(257,089)
Net loss from discontinued operations	(5,132)	(5,132)	-	5,132	(5,132)

Net loss	$(262,221)	$(38,140)	$(224,081)	$262,221	$(262,221)

Condensed Consolidating Balance Sheets					(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$-	$810,258	$149,499	$(11)	$959,746
Cash & cash equivalents – restricted	-	140	35,333	-	35,473
Receivables, net	-	223,131	193,202	-	416,333
Mortgage loans held for investment	-	537,226	-	-	537,226
Intangible assets and goodwill, net	-	-	1,240,741	-	1,240,741
Investments in subsidiaries	2,722,826	-	234	(2,722,826)	234
Other assets	15,022	243,462	859,545	-	1,118,029

Total assets	$2,737,848	$1,814,217	$2,478,554	$(2,722,837)	$4,307,782

Customer deposits	$-	$929,909	$-	$(11)	$929,898
Long-term debt	-	998,785	45,725	-	1,044,510
FHLB borrowings	-	75,000	-	-	75,000
Short-term borrowings	-	39,517	-	-	39,517
Other liabilities	123	125,343	1,213,586	-	1,339,052
Net intercompany advances	1,857,920	(404,933)	(1,452,987)	-	-
Stockholders’ equity	879,805	50,596	2,672,230	(2,722,826)	879,805

Total liabilities and stockholders’ equity	$2,737,848	$1,814,217	$2,478,554	$(2,722,837)	$4,307,782

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$-	$702,021	$1,102,135	$(111)	$1,804,045
Cash & cash equivalents – restricted	-	6,160	28,190	-	34,350
Receivables, net	57	105,192	412,737	-	517,986
Mortgage loans held for investment, net -		595,405	-	-	595,405
Intangible assets and goodwill, net	-	-	1,207,879	-	1,207,879
Investments in subsidiaries	3,276,597	-	231	(3,276,597)	231
Other assets	19,014	332,782	722,626	-	1,074,422

Total assets	$3,295,668	$1,741,560	$3,473,798	$(3,276,708)	$5,234,318

Customer deposits	$-	$852,666	$-	$(111)	$852,555
Long-term debt	-	998,605	36,539	-	1,035,144
FHLB borrowings	-	75,000	-	-	75,000
Other liabilities	48,775	153,154	1,629,060	-	1,830,989
Net intercompany advances	1,806,263	(431,696)	(1,374,567)	-	-
Stockholders’ equity	1,440,630	93,831	3,182,766	(3,276,597)	1,440,630

Total liabilities and stockholders’ equity	$3,295,668	$1,741,560	$3,473,798	$(3,276,708)	$5,234,318

Condensed Consolidating Statements of Cash Flows					(in 000s)

Six Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash used in operating activities:	$(46,961)	$(15,379)	$(485,661)	$-	$(548,001)

Cash flows from investing:
Mortgage loans originated for investment, net	-	30,829	-	-	30,829
Purchase property & equipment	-	-	(35,005)	-	(35,005)
Payments made for business acquisitions, net	-	-	(43,310)	-	(43,310)
Net intercompany advances	423,572	-	-	(423,572)	-
Other, net	-	(40,237)	71,088	-	30,851

Net cash provided by (used in) investing activities	423,572	(9,408)	(7,227)	(423,572)	(16,635)

Cash flows from financing:
Repayments of short-term borrowings	-	(75,000)	-	-	(75,000)
Proceeds from short-term borrowings	-	114,490	-	-	114,490
Customer banking deposits	-	76,923	-	100	77,023
Dividends paid	(95,068)	-	-	-	(95,068)
Repurchase of common stock	(283,470)	-	-	-	(283,470)
Proceeds from exercise of stock options	1,493	-	-	-	1,493
Net intercompany advances	-	15,851	(439,423)	423,572	-
Other, net	434	760	(22,546)	-	(21,352)

Net cash provided by (used in) financing activities	(376,611)	133,024	(461,969)	423,672	(281,884)

Effects of exchange rates on cash	-	-	2,221	-	2,221

Net increase (decrease) in cash	-	108,237	(952,636)	100	(844,299)
Cash – beginning of period	-	702,021	1,102,135	(111)	1,804,045

Cash – end of period	$-	$810,258	$149,499	$(11)	$959,746

Six Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
October 31, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$5,880	$(14,655)	$(777,377)	$-	$(786,152)

Cash flows from investing:
Mortgage loans originated for investment, net	-	38,693	-	-	38,693
Purchase property & equipment	-	546	(7,826)	-	(7,280)
Net intercompany advances	89,577	-	-	(89,577)	-
Other, net	-	13,847	(1,980)	-	11,867

Net cash provided by (used in) investing activities	89,577	53,086	(9,806)	(89,577)	43,280

Cash flows from financing:
Customer banking deposits	-	634,637	-	3,829	638,466
Dividends paid	(100,784)	-	-	-	(100,784)
Acquisition of treasury shares	(3,785)	-	-	-	(3,785)
Proceeds from stock options	8,218	-	-	-	8,218
Net intercompany advances	-	183,042	(272,619)	89,577	-
Other, net	894	(8,975)	(22,803)	-	(30,884)

Net cash provided by (used in) financing activities	(95,457)	808,704	(295,422)	93,406	511,231

Effects of exchange rates on cash	-	-	9,221	-	9,221

Net increase (decrease) in cash	-	847,135	(1,073,384)	3,829	(222,420)
Cash – beginning of period	-	241,350	1,419,535	(6,222)	1,654,663

Cash – end of period	$-	$1,088,485	$346,151	$(2,393)	$1,432,243

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Our subsidiaries provide tax preparation, retail banking and various business advisory and consulting services. We are the only company offering a full range of software, online and in-office tax preparation solutions to individual tax clients.

RECENT EVENTS
In August 2010, the Internal Revenue Service (IRS) announced that, as of the beginning of the upcoming tax season, it would no longer furnish the debt indicator (DI), to tax preparers or financial institutions. The DI is an underwriting tool that lenders use when considering whether to loan money to taxpayers who apply for a refund anticipation loan (RAL), which is short term loan, secured by the taxpayer’s federal tax refund. As a result of the IRS decision, approval rates and loan amounts will likely be lower, and lenders may issue RALs that have a greater probability of not being repaid. Our participation interests in any RALs issued without the DI used in the credit assessment of the client may have a higher risk of default, which could increase our bad debt expense and reduce our profitability. During the fiscal year ended April 30, 2010, our revenues from RAL participations (including RALs which were based on underwriting standards that included use of the DI) totaled $146.2 million. RAL volumes are expected to decline in fiscal year 2011, and alternate products may have lower margins resulting in reduced profitability. We estimate that the impact of the discontinuation of the DI will reduce our profitability by approximately $0.05 per diluted share. Our estimate is based on a number of assumptions and actual results could differ.
On October 15, 2010, we filed a complaint in the United States District Court for the Eastern District of Missouri for injunctive relief against HSBC Bank USA, National Association and certain of its affiliates (collectively, HSBC) seeking to require HSBC to perform its contractual obligations to offer RALs in our retail offices. At the time of the filing of our Form 10-Q for the period ended October 31, 2010, the ultimate outcome of this matter, its effect on our ability to offer RALs in our retail offices and its impact on our financial results is unknown.

TAX SERVICES
This segment primarily consists of our income tax preparation businesses – retail, online and software. This segment includes our tax operations in the U.S., Canada and Australia. Additionally, this segment includes the product offerings and activities of H&R Block Bank (HRB Bank) that primarily support the tax network, our participations in refund anticipation loans, and our commercial tax businesses, which provide tax preparation software to CPAs and other tax preparers.

Tax Services – Operating Results				(in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,

	2010	2009	2010	2009

Tax preparation fees	$63,590	$59,305	$98,135	$92,930
Fees from Peace of Mind guarantees	19,811	19,130	48,358	47,044
Fees from Emerald Card activities	6,693	9,428	17,268	21,119
Royalties	7,027	6,055	12,632	9,662
Other	13,800	15,387	26,173	26,513

Total revenues	110,921	109,305	202,566	197,268

Compensation and benefits:
Field wages	52,188	54,938	91,437	94,317
Other wages	28,506	28,841	56,992	58,721
Benefits and other compensation	18,093	19,795	52,397	41,111

	98,787	103,574	200,826	194,149
Occupancy and equipment	88,142	93,023	170,766	180,943
Depreciation and amortization	22,568	22,410	44,963	44,726
Marketing and advertising	12,106	15,261	20,519	22,100
Other	50,386	48,814	99,607	101,101
Gain on sale of tax offices, net	(6,713)	(1,589)	(5,136)	(1,589)

Total expenses	265,276	281,493	531,545	541,430

Pretax loss	$(154,355)	$(172,188)	$(328,979)	$(344,162)

Three months ended October 31, 2010 compared to October 31, 2009
Tax Services’ revenues increased $1.6 million, or 1.5%, for the three months ended October 31, 2010 compared to the prior year. Tax preparation fees increased $4.3 million, or 7.2%, primarily due to favorable foreign exchange rates in the current year.
Total expenses decreased $16.2 million, or 5.8%, for the three months ended October 31, 2010. Compensation and benefits decreased $4.8 million, or 4.6%, primarily as a result of reductions in force during the first quarter of this year. Occupancy and equipment expenses decreased $4.9 million, or 5.2%, primarily due to the closure of offices.
During the current quarter, we recognized net gains of $6.7 million on the sale of certain company-owned offices to franchises, compared to $1.6 million in the prior year.
The pretax loss for the three months ended October 31, 2010 and 2009 was $154.4 million and $172.2 million, respectively.

Six months ended October 31, 2010 compared to October 31, 2009
Tax Services’ revenues increased $5.3 million, or 2.7%, for the six months ended October 31, 2010 compared to the prior year. Tax preparation fees increased $5.2 million, or 5.6%, primarily due to favorable foreign exchange rates in the current year.
Total expenses decreased $9.9 million, or 1.8%, for the six months ended October 31, 2010. Compensation and benefits increased $6.7 million, or 3.4%, primarily as a result of severance costs and related payroll taxes recorded during the first quarter of this year. Occupancy and equipment expenses decreased $10.2 million, or 5.6%, primarily due to the closure of offices.
During the current year, we recognized net gains of $5.1 million on the sale of certain company-owned offices to franchises, compared to $1.6 million in the prior year.
The pretax loss for the six months ended October 31, 2010 and 2009 was $329.0 million and $344.2 million, respectively.

BUSINESS SERVICES
This segment consists of RSM McGladrey, Inc. (RSM), a national firm offering tax, consulting and accounting services and capital market services to middle-market companies.

Business Services – Operating Results				(in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,

	2010	2009	2010	2009

Tax services	$111,659	$107,612	$192,990	$190,281
Business consulting	64,522	60,070	126,200	121,991
Accounting services	9,253	11,878	20,095	23,407
Capital markets	1,482	1,012	3,872	2,529
Reimbursed expenses	5,796	6,204	12,127	10,353
Other	10,714	19,826	22,852	35,659

Total revenues	203,426	206,602	378,136	384,220

Compensation and benefits	138,803	149,309	265,916	283,689
Occupancy	12,641	9,671	24,571	18,923
Depreciation	4,883	5,540	9,535	10,830
Marketing and advertising	9,514	4,721	14,173	9,554
Amortization of intangible assets	3,057	2,942	5,893	5,907
Other	26,131	34,245	50,084	53,822

Total expenses	195,029	206,428	370,172	382,725

Pretax income	$8,397	$174	$7,964	$1,495

Three months ended October 31, 2010 compared to October 31, 2009
Business Services’ revenues for the three months ended October 31, 2010 decreased $3.2 million, or 1.5% from the prior year. Tax services and consulting revenues increased primarily as a result of the acquisition of Caturano & Company, Inc. (Caturano), as discussed in note 2 to the condensed consolidated financial statements. Other revenues declined primarily as a result of a reduction in management fees received related to the new administrative services agreement with McGladrey & Pullen LLP (M&P), as discussed in note 10 to the condensed consolidated financial statements.
Total expenses decreased $11.4 million, or 5.5%, from the prior year. Compensation and benefits decreased $10.5 million, or 7.0%, primarily due to decreases in managing director compensation in the current year. Other expenses declined $8.1 million, or 23.7%, primarily due to litigation costs recorded in the prior year.
Pretax income for the three months ended October 31, 2010 was $8.4 million compared to $0.2 million in the prior year.

Six months ended October 31, 2010 compared to October 31, 2009
Business Services’ revenues for the six months ended October 31, 2010 decreased $6.1 million, or 1.6% from the prior year. Tax services and consulting revenues increased primarily as a result of the acquisition of Caturano. Other revenues declined primarily as a result of a reduction in management fees received related to the new administrative services agreement with M&P.
Total expenses decreased $12.6 million, or 3.3%, from the prior year. Compensation and benefits decreased $17.8 million, or 6.3%, primarily due to decreases in managing director compensation in the current year. Other expenses declined $3.7 million, or 6.9%, primarily due to litigation costs recorded in the prior year.
Pretax income for the six months ended October 31, 2010 was $8.0 million compared to $1.5 million in the prior year.

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

Corporate – Operating Results				(in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,

	2010	2009	2010	2009

Interest income on mortgage loans held for investment	$6,525	$8,072	$12,848	$15,968
Other	2,017	2,102	3,813	4,130

Total revenues	8,542	10,174	16,661	20,098

Interest expense	20,861	19,216	41,649	38,874
Provision for loan losses	8,300	13,400	16,300	27,000
Compensation and benefits	10,279	13,486	22,664	26,787
Other	(1,737)	4,911	(2,531)	8,496

Total expenses	37,703	51,013	78,082	101,157

Pretax loss	$(29,161)	$(40,839)	$(61,421)	$(81,059)

Three months ended October 31, 2010 compared to October 31, 2009
Interest income earned on mortgage loans held for investment decreased $1.5 million from the prior year, primarily as a result of declining rates and non-performing loans. The provision for loan losses declined $5.1 million from the prior year as a result of the continued run-off of our portfolio. See additional discussion below under “Mortgage Loans Held for Investment.” Other expenses declined $6.6 million primarily due to expense reductions.

Six months ended October 31, 2010 compared to October 31, 2009
Interest income earned on mortgage loans held for investment decreased $3.1 million from the prior year, primarily as a result of declining rates and non-performing loans. The provision for loan losses declined $10.7 million from the prior year as a result of the continued run-off of our portfolio. Other expenses declined $11.0 million primarily due to expense reductions.

Income Taxes
Our effective tax rate for continuing operations was 39.0% and 38.7% for the three and six months ended October 31, 2010, respectively, compared to 40.6% and 39.3% for the three and six months ended and October 31, 2009, respectively. Our effective tax rate decreased from the prior year due primarily to audit settlements and changes to the state income tax reserves. We expect our effective tax rate for full fiscal year 2011 to be approximately 39%.

Mortgage Loans Held for Investment
Mortgage loans held for investment at October 31, 2010 totaled $537.2 million. The portfolio includes loans originated by Sand Canyon Corporation (SCC) and purchased by HRB Bank which constitutes approximately 63% of the total loan portfolio at October 31, 2010. We have experienced higher rates of delinquency and have greater exposure to loss with respect to this segment of our loan portfolio. Our remaining loan portfolio totaled $229.8 million and is characteristic of a prime loan portfolio, and we believe subject to a lower loss exposure.

Detail of our mortgage loans held for investment and the related allowance, excluding unamortized deferred fees and costs of $4.5 million and $5.3 million at October 31, 2010 and April 30, 2010, respectively, is as follows:

				(dollars in 000s)

	Outstanding	Loan Loss Allowance		% 30 + Days
	Principal Balance	Amount	% of Principal	Past Due

As of October 31, 2010:
Purchased from SCC	$390,448	$78,488	20.1%	39.3%
All other	229,809	9,079	4.0%	10.4%

	$620,257	$87,567	14.1%	28.6%

As of April 30, 2010:
Purchased from SCC	$434,644	$82,793	19.1%	37.8%
All other	249,040	10,742	4.3%	8.9%

	$683,684	$93,535	13.7%	27.3%

We recorded provisions for loan losses of $8.3 million and $16.3 million during the three and six months ended October 31, 2010, respectively, compared to $13.4 million and $27.0 million during the three and six months ended October 31, 2009, respectively. Our allowance for loan losses as a percent of mortgage loans was 14.1%, or $87.6 million, at October 31, 2010, compared to 13.7%, or $93.5 million, at April 30, 2010. This allowance represents our best estimate of credit losses inherent in the loan portfolio as of the balance sheet dates.

Discontinued Operations
Sand Canyon Corporation (“SCC”, previously known as Option One Mortgage Corporation) ceased originating mortgage loans in December of 2007 and, in April 2008, sold its servicing assets and discontinued its remaining operations. The sale of servicing assets did not include the sale of any mortgage loans. SCC retained contingent liabilities that arose from the operations of SCC prior to its disposal, including certain mortgage loan repurchase obligations, contingent liabilities associated with litigation and related claims, lease commitments, and employee termination benefits. SCC also retained residual interests in certain mortgage loan securitization transactions prior to cessation of its origination business. The net loss from discontinued operations totaled $2.2 million and $5.3 million for the three and six months ended October 31, 2010 compared to $2.1 million and $5.1 million for the three and six months ended October 31, 2009.
In connection with the securitization and sale of mortgage loans, SCC made certain representations and warranties. In the event that there is a breach of a representation and warranty and such breach materially and adversely affects the value of a mortgage loan, SCC may be obligated to repurchase a loan or otherwise indemnify certain parties for losses incurred as a result of loan liquidation. Losses on valid claims totaled $3.5 million and $5.4 million for the six months ended October 31, 2010 and 2009, respectively. These amounts were recorded as reductions of our loan repurchase liability. Claims received since May 1, 2008 follows:

(in millions)

	Fiscal Year 2009				Fiscal Year 2010				Fiscal Year 2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Total

Loan Origination Year
2005	$40	$21	$1	$-	$-	$15	$-	$-	$6	$1	$84
2006	89	10	111	7	2	57	4	45	100	15	440
2007	43	10	85	15	4	11	7	-	3	5	183

Total	$172	$41	$197	$22	$6	$83	$11	$45	$109	$21	$707

SCC has recorded a liability for estimated contingent losses related to representation and warranty claims as of October 31, 2010, of $184.7 million, which represents SCC’s best estimate of the probable loss that may occur. This overall liability amount includes $49.7 million, which was established under an indemnity agreement dated April 2008 with a specific counterparty in exchange for a full and complete release of such party’s ability to assert representation and warranty claims. This indemnity agreement was given as part of obtaining the counterparty’s consent to SCC’s sale of its mortgage servicing business in 2008. Though disbursements related to this agreement have not been significant, SCC believes that the full amount under this indemnity agreement will ultimately be paid.
While SCC uses the best information available to it in estimating its liability, probable losses are inherently difficult to estimate and require considerable management judgment. There may be a wide range of reasonably possible losses in excess of the recorded liability that cannot be estimated, primarily due to difficulties inherent in estimating the level of future claims that will be asserted and the percentage of those claims that are ultimately determined to be valid. Although net losses on settled claims since May 1, 2008 have been within initial loss estimates, to the extent that valid claim volumes or residential home prices differ in the future from current estimates, future losses may be greater than the current estimates and those differences may be significant.

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
Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under our unsecured committed lines of credit (CLOCs), we believe, that in the absence of any unexpected developments, our existing sources of capital at October 31, 2010 are sufficient to meet our operating needs.
CASH FROM OPERATING ACTIVITIES – Cash used by operations totaled $548.0 million for the first six months of fiscal year 2011, compared with $786.2 million for the same period last year. The decrease was primarily due to lower income tax payments made during the current year and other changes in working capital.
CASH FROM INVESTING ACTIVITIES – Cash used in investing activities totaled $16.6 million for the first six months of fiscal year 2011, compared to $43.3 million provided in the same period last year.
Mortgage Loans Held for Investment. We received net payments of $30.8 million and $38.7 million on our mortgage loans held for investment for the first six months of fiscal years 2011 and 2010, respectively. Cash payments declined primarily due to non-performing loans and continued run-off of our portfolio.
Purchases of Property and Equipment. Total cash paid for property and equipment was $35.0 million and $7.3 million for the first six months of fiscal years 2011 and 2010, respectively.
Business Acquisitions. Total cash paid for acquisitions was $43.3 million and $6.6 million during the six months ended October 31, 2010 and 2009, respectively. In July 2010 our Business Services segment acquired a Boston-based accounting firm, and cash used in investing activities includes payments totaling $32.6 million related to this acquisition. See additional discussion in note 2 to the condensed consolidated financial statements.
In October 2010, we signed a definitive merger agreement to acquire all of the outstanding shares of 2SS Holdings, Inc., developer of TaxACT digital tax preparation solutions, for $287.5 million in cash. We expect this acquisition will be funded by excess available liquidity from cash-on-hand or short-term borrowings. Completion of the transaction is subject to the satisfaction of customary closing conditions, including regulatory approval.
Sales of Businesses. During the first half of fiscal year 2011, we sold nearly 250 tax offices to franchisees for proceeds of $58.0 million. During fiscal year 2010, we sold 267 tax offices to franchisees for proceeds of $65.7 million. The majority of these sales were financed through affiliate loans. Sales proceeds and cash payments under the lines of credit are both included in investing activities.
CASH FROM FINANCING ACTIVITIES – Cash used in financing activities totaled $281.9 million for the first six months of fiscal year 2011, compared to $511.2 million provided in the same period last year.
Short-Term Borrowings. We had commercial paper borrowings of $39.5 million at October 31, 2010, while we had no similar borrowings in the same period last year. These borrowings were used to fund our off-season losses and cover our seasonal working capital needs.
Customer Banking Deposits. Customer banking deposits increased $77.0 million for the six months ended October 31, 2010 compared to an increase of $638.5 million in the prior year. We utilize cash provided by deposit balances as a funding source for our Emerald Advance lines of credit during the tax season. Funding from customer deposits will be obtained later this year than in the prior year.

Dividends. We have consistently paid quarterly dividends. Dividends paid totaled $95.1 million and $100.8 million for the six months ended October 31, 2010 and 2009, respectively.
Repurchase and Retirement of Common Stock. During the six months ended October 31, 2010, we purchased and immediately retired 19.0 million shares of our common stock at a cost of $279.9 million. We may continue to repurchase and retire common stock or retire treasury stock in the future.
Issuances of Common Stock. Proceeds from the issuance of common stock totaled $1.5 million and $8.2 million for the six months ended October 31, 2010 and 2009, respectively. This decline is due to a reduction in stock option exercises and the related tax benefits.

BORROWINGS
The following chart provides the debt ratings for Block Financial LLC (BFC) as of October 31, 2010 and April 30, 2010:

	October 31, 2010					April 30, 2010

	Short-term		Long-term		Outlook	Short-term		Long-term		Outlook

Moody’s	P-2		Baa2		Negative	P-2		Baa1		Stable
S&P(1)	A-2		BBB		Negative	A-2		BBB		Positive
DBRS	R-2 (high	)	BBB (high	)	Stable	R-2 (high	)	BBB (high	)	Positive

(1)	Placed on CreditWatch Negative, effective October 20, 2010.

We maintain a committed line of credit (CLOC) agreement to support commercial paper issuances, general corporate purposes or for working capital needs. This facility provides funding up to $1.7 billion and matures July 31, 2013. This facility bears interest at an annual rate of LIBOR plus 1.30% to 2.80% or PRIME plus .30% to 1.80% (depending on the type of borrowing) and includes an annual facility fee of .20% to .70% of the committed amounts, based on our credit ratings. Covenants include: (1) maintenance of a minimum net worth of $650.0 million on the last day of any fiscal quarter; and (2) reduction of the aggregate outstanding principal amount of short-term debt, as defined in the agreement, to $200.0 million or less for thirty consecutive days during the period March 1 to June 30 of each year (“Clean-down requirement”). At October 31, 2010, we were in compliance with these covenants and had net worth of $879.8 million. We had no balance outstanding under the CLOCs at October 31, 2010 or April 30, 2010.
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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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
The sole remaining case is a putative class action styled Sandra J. Basile, et al. v. H&R Block, Inc., et al., April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. The plaintiffs allege inadequate disclosures with respect to the RAL product and assert claims for violation of consumer protection statutes, negligent misrepresentation, breach of fiduciary duty, common law fraud, usury, and violation of the Truth In Lending Act. Plaintiffs seek unspecified actual and punitive damages, injunctive relief, attorneys’ fees and costs. A Pennsylvania class was certified, but later decertified by the trial court in December 2003. An appellate court subsequently reversed the decertification decision. We are appealing the reversal. We have not concluded that a loss related to this matter is probable nor have we accrued a loss contingency related to this matter. Plaintiffs have not provided a dollar amount of their claim and we are not able to estimate a possible range of loss. We believe we have meritorious defenses to this case and intend to defend it vigorously. There can be no assurances, however, as to the outcome of this case or its impact on our consolidated results of operations.

Peace of Mind Litigation
We have been named defendants in lawsuits regarding our Peace of Mind program (collectively, the “POM Cases”), under which our applicable tax return preparation subsidiary assumes liability for additional tax assessments attributable to tax return preparation error. The POM Cases are described below.
Lorie J. Marshall, et al. v. H&R Block Tax Services, Inc., et al., Case No. 08-CV-591 in the U.S. District Court for the Southern District of Illinois, is a putative class action case originally filed in the Circuit Court of Madison County, Illinois on January 18, 2002. The plaintiffs allege that the sale of POM guarantees constitutes statutory fraud, an unfair trade practice and breach of a fiduciary duty. The plaintiffs seek unspecified damages, injunctive relief, attorneys’ fees and costs. On September 17, 2010, the federal court denied plaintiffs’ motion for class certification. The parties subsequently reached an agreement to settle the case, along with the Soliz case referenced below.

There is one other putative class action pending against us in Texas that involves the POM guarantee. This case, styled Desiri L. Soliz v. H&R Block, et al. (Cause No. 03-032-D), was filed on January 23, 2003 in the District Court of Kleberg County, Texas. This case involves the same plaintiffs’ attorneys that are involved in the Marshall litigation in Illinois and contains allegations similar to those in the Marshall litigation. The plaintiff seeks actual and treble damages, equitable relief, attorneys’ fees and costs. No class has been certified. Following the denial of class certification in the Marshall litigation, the parties reached an agreement to settle this case, along with the Marshall litigation. Settlement amounts related to the POM Cases are immaterial to the financial statements and are accrued at October 31, 2010.

Express IRA Litigation
We have been named defendants in lawsuits regarding our former Express IRA product. All of those lawsuits have been settled or otherwise resolved, except for one.
The one remaining case was filed on January 2, 2008 by the Mississippi Attorney General in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) and is styled Jim Hood, Attorney for the State of Mississippi v. H&R Block, Inc., H&R Block Financial Advisors, Inc., et al. The complaint alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the sale of the product in Mississippi and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. We are not able to estimate a possible range of loss. We believe we have meritorious defenses to the claims in this case, and we intend to defend this case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.
Although we sold H&R Block Financial Advisors, Inc. (HRBFA) effective November 1, 2008, we remain responsible for any liabilities relating to the Express IRA litigation, among other things, through an indemnification agreement. A portion of our accrual is related to these indemnity obligations.

RSM McGladrey Litigation
RSM EquiCo, its parent and certain of its subsidiaries and affiliates, are parties to a class action filed on July 11, 2006 and styled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al., Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations relating to business valuation services provided by RSM EquiCo, including allegations of fraud, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and unfair competition. Plaintiffs seek unspecified actual and punitive damages, in addition to pre-judgment interest and attorneys’ fees. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. The defendants filed two requests for interlocutory review of the decision, the last of which was denied by the Supreme Court of California on September 30, 2009. A trial date has been set for May 2011.
The certified class consists of RSM EquiCo’s U.S. clients who signed platform agreements and for whom RSM EquiCo did not ultimately market their business for sale. A portion of our loss contingency accrual is related to this matter for the amount of loss that we consider probable and estimable, although it is possible that our losses could exceed the amount we have accrued. The fees paid to RSM EquiCo in connection with these agreements total approximately $185 million, a number which substantially exceeds the equity of RSM EquiCo. Plaintiffs seek to recover restitution in an amount equal to the fees paid, in addition to punitive damages and attorney fees. We believe we have meritorious defenses to the case and intend to defend the case vigorously. The amount claimed in this action is substantial and could have a material adverse impact on our consolidated results of operations. There can be no assurance regarding the outcome of this matter.
On December 7, 2009, a lawsuit was filed in the Circuit Court of Cook County, Illinois (2009-L-014920) against M&P, RSM and H&R Block styled Ronald R. Peterson ex rel. Lancelot Investors Fund, L.P., et al. v. McGladrey & Pullen LLP, et al. The case was removed to the United States District Court for the Northern District of Illinois on December 28, 2009 (Case No. 1:10-CV-00274). The complaint, which was filed by the trustee for certain bankrupt investment funds, seeks unspecified damages and asserts claims against RSM for vicarious liability and alter ego liability and against H&R Block for equitable restitution relating to audit work performed by M&P. The amount claimed in this case is substantial. On November 3, 2010, the court dismissed the case against all defendants in its entirety with prejudice.

RSM and M&P operate in an alternative practice structure (“APS”). Accordingly, certain claims and lawsuits against M&P could have an impact on RSM. More specifically, any judgments or settlements arising from claims and lawsuits against M&P that exceed its insurance coverage could have a direct adverse effect on M&P’s operations. Although RSM is not responsible for the liabilities of M&P, significant M&P litigation and claims could impair the profitability of the APS and impair the ability to attract and retain clients and quality professionals. This could, in turn, have a material adverse effect on RSM’s operations and impair the value of our investment in RSM. There is no assurance regarding the outcome of any claims or litigation involving M&P.

Litigation and Claims Pertaining to Discontinued Mortgage Operations
Although mortgage loan origination activities were terminated and the loan servicing business was sold during fiscal year 2008, SCC remains subject to investigations, claims and lawsuits pertaining to its loan origination and servicing activities that occurred prior to such termination and sale. These investigations, claims and lawsuits include actions by state attorneys general, other state and federal regulators, municipalities, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these investigations, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, public nuisance, fraud, and violations of securities laws, the Truth in Lending Act, Equal Credit Opportunity Act and the Fair Housing Act. In the current non-prime mortgage environment, the number of these investigations, claims and lawsuits has increased over historical experience and is likely to continue at increased levels. The amounts claimed in these investigations, claims and lawsuits are substantial in some instances, and the ultimate resulting liability is difficult to predict and thus cannot be reasonably estimated. In the event of unfavorable outcomes, the amounts SCC may be required to pay in the discharge of liabilities or settlements could be substantial and, because SCC’s operating results are included in our consolidated financial statements, could have a material adverse impact on our consolidated results of operations.
On June 3, 2008, the Massachusetts Attorney General filed a lawsuit in the Superior Court of Suffolk County, Massachusetts (Case No. 08-2474-BLS) styled Commonwealth of Massachusetts v. H&R Block, Inc., et al., alleging unfair, deceptive and discriminatory origination and servicing of mortgage loans and seeking equitable relief, disgorgement of profits, restitution and statutory penalties. In November 2008, the court granted a preliminary injunction limiting the ability of the owner of SCC’s former loan servicing business to initiate or advance foreclosure actions against certain loans originated by SCC or its subsidiaries without (1) advance notice to the Massachusetts Attorney General and (2) if the Attorney General objects to foreclosure, approval by the court. An appeal of the preliminary injunction was denied. A trial date has been set for June 2011. A portion of our loss contingency accrual is related to this matter for the amount of loss that we consider probable and estimable, although it is possible that our losses could exceed the amount we have accrued. We are not able to estimate a possible range of loss. We believe we have meritorious defenses to the claims presented and we intend to defend them vigorously. There can be no assurances, however, as to its outcome or its impact on our consolidated results of operations.
On October 15, 2010, the Federal Home Loan Bank of Chicago filed a lawsuit in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al. against multiple defendants, including various SCC related entities and H&R Block, Inc. related entities, arising out of FHLB’s purchase of mortgage-backed securities. Plaintiff asserts claims for rescission and damages under Illinois securities law and for common law negligent misrepresentation in connection with its purchase of two securities originated and securitized by SCC. These two securities had a total initial principal amount of approximately $50 million, of which approximately $42 million remains outstanding. We have not concluded that a loss related to this matter is probable nor have we established a loss contingency related to this matter. We believe the claims in this case are without merit and we intend to defend them vigorously. There can be no assurances, however, as to its outcome or its impact on our consolidated results of operations.

Other Claims and Litigation
We have been named in several wage and hour class action lawsuits throughout the country, respectively styled Alice Williams v. H&R Block Enterprises LLC, Case No.RG08366506 (Superior Court of California, County of Alameda, filed January 17, 2008); Arabella Lemus v. H&R Block Enterprises LLC, et al., Case No. CGC-09-489251

(United States District Court, Northern District of California, filed June 9, 2009); Delana Ugas v. H&R Block Enterprises LLC, et al., Case No. BC417700 (United States District Court, Central District of California, filed July 13, 2009); Barbara Petroski v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00075 (United States District Court, Western District of Missouri, filed January 25, 2010); Lance Hom v. H&R Block Enterprises LLC, et al., Case No. 10CV0476 H (United States District Court, Southern District of California, filed March 4, 2010); and Stacy Oyer v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00387-WMS (United States District Court, Western District of New York, filed May 10, 2010). These cases involve a variety of legal theories and allegations including, among other things, failure to compensate employees for all hours worked; failure to provide employees with meal periods; failure to provide itemized wage statements; failure to pay wages due upon termination; failure to compensate for mandatory off-season training; and/or misclassification of non-exempt employees. The parties have agreed to consolidate certain of these cases into a single action because they allege substantially identical claims. The plaintiffs seek actual damages, in addition to statutory penalties, pre-judgment interest and attorneys’ fees. We have not concluded that a loss related to these matters is probable nor have we accrued a loss contingency related to these matters. Moreover, we are not able to estimate a possible range of loss. We believe we have meritorious defenses to the claims in these cases and intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances, however, and the ultimate liability with respect to these matters is difficult to predict. There can be no assurances as to the outcome of these cases or their impact on our consolidated results of operations, individually or in the aggregate.
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

In August 2010, the Internal Revenue Service (IRS) announced that, as of the beginning of the upcoming tax season, it would no longer furnish the debt indicator (DI), to tax preparers or financial institutions. The DI is an underwriting tool that lenders use when considering whether to loan money to taxpayers who apply for a refund anticipation loan (RAL), which is short term loan, secured by the taxpayer’s federal tax refund. As a result of the IRS decision, approval rates and loan amounts will likely be lower, and lenders may issue RALs that have a greater probability of not being repaid. Our participation interests in any RALs issued without the DI used in the credit assessment of the client may have a higher risk of default, which could increase our bad debt expense and reduce our profitability. During the fiscal year ended April 30, 2010, our revenues from RAL participations (including RALs which were based on underwriting standards that included use of the DI) totaled $146.2 million. RAL volumes are expected to decline in fiscal year 2011, and alternate products may have lower margins resulting in reduced profitability. We estimate that the impact of the discontinuation of the DI will reduce our profitability by approximately $0.05 per diluted share. Our estimate is based on a number of assumptions and actual results could differ.

On October 15, 2010, we filed a complaint in the United States District Court for the Eastern District of Missouri for injunctive relief against HSBC Bank USA, National Association and certain of its affiliates (collectively, HSBC) seeking to require HSBC to perform its contractual obligations to offer RALs in our retail offices. At the time of the filing of our Form 10-Q for the period ended October 31, 2010, the ultimate outcome of this matter, its effect on our ability to offer RALs in our retail offices and its impact on our financial results is unknown.
There have been no other material changes in our risk factors from those reported at April 30, 2010 in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our purchases of H&R Block common stock during the second quarter of fiscal year 2011 is as follows:

(in 000s, except per share amounts)
			Total Number of Shares	Maximum $ Value
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased(1)	per Share	Plans or Programs(2)	the Plans or Programs

August 1 – August 31	5	$15.67	-	$1,416,177
September 1 – September 30	3,455	$12.83	3,450	$1,371,957
October 1 – October 31	1	$13.14	-	$1,371,957

(1)	We purchased 11,406 shares in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on nonvested shares.

(2)	In June 2008, our Board of Directors rescinded previous authorizations to repurchase shares of our common stock, and approved an authorization to purchase up to $2.0 billion of our common stock through June 2012.

ITEM 6. EXHIBITS

10.1		Offer Letter from H&R Block Management, LLC to Alan M. Bennett dated August 12, 2010, filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated August 12, 2010, file number 1-6089, is incorporated herein by reference.*
10.2		H&R Block, Inc. 2003 Long-Term Executive Compensation Plan (restated effective September 30, 2010).*
10.3		Agreement and Plan of Merger by and among H&R Block, Inc., HRB Island Acquisition, Inc., 2SS Holdings, Inc., TA Associates Management, L.P. in its capacity as a Stockholder Representative, and Lance Dunn in his capacity as a Stockholder Representative dated as of October 13, 2010, filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated October 14, 2010, file number 1-6089, is incorporated herein by reference.
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Extension Calculation Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase
101	.REF	XBRL Taxonomy Extension Reference Linkbase

*	Indicates management contracts, compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

Alan M. Bennett
President and Chief Executive Officer
December 8, 2010

Jeffrey T. Brown
Senior Vice President and
Chief Financial Officer
December 8, 2010

Colby R. Brown
Vice President and
Corporate Controller
December 8, 2010