Form 10-Q
period 2011-01-31
H&R BLOCK INC
filed 2011-03-09
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011

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

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on February 28, 2011 was 305,250,229 shares.

Form 10-Q for the Period Ended January 31, 2011

		Page

PART I	Financial Information

Item 1.	Condensed Consolidated Balance Sheets January 31, 2011 and April 30, 2010	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Three and Nine months Ended January 31, 2011 and 2010	2

	Condensed Consolidated Statements of Cash Flows Nine months Ended January 31, 2011 and 2010	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	35

PART II	Other Information

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6.	Exhibits	40

SIGNATURES		41

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CONDENSED CONSOLIDATED BALANCE SHEETS  (amounts in 000s, except share and per share amounts)

	January 31, 2011	April 30, 2010

	(Unaudited)

ASSETS
Cash and cash equivalents	$1,465,690	$1,804,045
Cash and cash equivalents – restricted	36,113	34,350
Receivables, less allowance for doubtful accounts of $125,561 and $112,475	1,371,152	517,986
Prepaid expenses and other current assets	401,106	292,655

Total current assets	3,274,061	2,649,036
Mortgage loans held for investment, less allowance for loan losses of $87,876 and $93,535	513,192	595,405
Property and equipment, at cost, less accumulated depreciation and amortization of $700,649 and $657,008	321,075	345,470
Intangible assets, net	375,644	367,432
Goodwill	849,028	840,447
Other assets	469,735	436,528

Total assets	$5,802,735	$5,234,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Customer banking deposits	$1,855,195	$852,555
Accounts payable, accrued expenses and other current liabilities	671,682	756,577
Accrued salaries, wages and payroll taxes	153,613	199,496
Accrued income taxes	95,990	459,175
Current portion of long-term debt	3,583	3,688
Commercial paper borrowings	632,566	-
Federal Home Loan Bank borrowings	50,000	50,000

Total current liabilities	3,462,629	2,321,491
Long-term debt	1,049,358	1,035,144
Federal Home Loan Bank borrowings	25,000	25,000
Other noncurrent liabilities	438,065	412,053

Total liabilities	4,975,052	3,793,688

Commitments and contingencies
Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 412,440,599 and 431,390,599	4,124	4,314
Additional paid-in capital	809,733	832,604
Accumulated other comprehensive income	7,162	1,678
Retained earnings	2,045,447	2,658,586
Less treasury shares, at cost	(2,038,783)	(2,056,552)

Total stockholders’ equity	827,683	1,440,630

Total liabilities and stockholders’ equity	$5,802,735	$5,234,318

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	(Unaudited, amounts in 000s, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010

Revenues:
Service revenues	$677,295	$744,327	$1,220,853	$1,287,270
Interest income	56,109	48,346	77,046	72,746
Product and other revenues	118,078	142,179	150,946	176,422

	851,482	934,852	1,448,845	1,536,438

Operating expenses:
Cost of revenues	635,163	645,747	1,396,129	1,443,146
Selling, general and administrative	235,799	194,661	461,771	427,563

	870,962	840,408	1,857,900	1,870,709

Operating income (loss)	(19,480)	94,444	(409,055)	(334,271)
Other income, net	2,031	3,007	9,170	7,996

Income (loss) from continuing operations before taxes (benefit)	(17,449)	97,451	(399,885)	(326,275)
Income taxes (benefit)	(13,074)	43,848	(161,060)	(122,789)

Net income (loss) from continuing operations	(4,375)	53,603	(238,825)	(203,486)
Net loss from discontinued operations	(8,346)	(2,968)	(13,626)	(8,100)

Net income (loss)	$(12,721)	$50,635	$(252,451)	$(211,586)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$(0.01)	$0.16	$(0.77)	$(0.61)
Net loss from discontinued operations	(0.03)	(0.01)	(0.04)	(0.02)

Net income (loss)	$(0.04)	$0.15	$(0.81)	$(0.63)

Basic shares	305,144	332,999	310,546	334,293

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$(0.01)	$0.16	$(0.77)	$(0.61)
Net loss from discontinued operations	(0.03)	(0.01)	(0.04)	(0.02)

Net income (loss)	$(0.04)	$0.15	$(0.81)	$(0.63)

Diluted shares	305,144	334,297	310,546	334,293

Dividends paid per share	$0.15	$0.15	$0.45	$0.45

Comprehensive income (loss):
Net income (loss)	$(12,721)	$50,635	$(252,451)	$(211,586)
Change in unrealized gain on available-for-sale securities, net	646	(464)	7	(882)
Change in foreign currency translation adjustments	4,101	1,484	5,477	13,607

Comprehensive income (loss)	$(7,974)	$51,655	$(246,967)	$(198,861)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, amounts in 000s)

Nine Months Ended January 31,	2011	2010

Net cash used in operating activities	$(1,505,418)	$(2,648,962)

Cash flows from investing activities:
Principal repayments on mortgage loans held for investment, net	45,316	56,114
Purchases of property and equipment, net	(51,198)	(63,242)
Payments made for business acquisitions, net	(50,832)	(10,828)
Proceeds from sale of businesses, net	62,298	66,760
Loans made to franchisees	(90,304)	(88,564)
Other, net	48,577	30,849

Net cash used in investing activities	(36,143)	(8,911)

Cash flows from financing activities:
Repayments of short-term borrowings	(2,654,653)	(982,774)
Proceeds from short-term borrowings	3,286,603	2,657,436
Customer banking deposits, net	1,002,274	1,365,163
Dividends paid	(140,926)	(151,317)
Repurchase of common stock, including shares surrendered	(283,494)	(154,201)
Proceeds from exercise of stock options	(866)	15,678
Other, net	(10,062)	(29,434)

Net cash provided by financing activities	1,198,876	2,720,551

Effects of exchange rates on cash	4,330	10,336

Net increase (decrease) in cash and cash equivalents	(338,355)	73,014
Cash and cash equivalents at beginning of the period	1,804,045	1,654,663

Cash and cash equivalents at end of the period	$1,465,690	$1,727,677

Supplementary cash flow data:
Income taxes paid	$159,916	$269,774
Interest paid on borrowings	69,313	61,118
Interest paid on deposits	6,191	8,654
Transfers of loans to foreclosed assets	12,931	12,689

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation
The condensed consolidated balance sheet as of January 31, 2011, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended January 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended January 31, 2011 and 2010 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at January 31, 2011 and for all periods presented have been made.
A restatement was made to the historical condensed consolidated statement of cash flows for the nine months ended January 31, 2010. Loans made to franchisees and cash receipts from franchise loans of $88.6 million and $8.5 million, respectively, were previously reported in cash flows from operating activities and are now reported in cash flows from investing activities.
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

Management Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions and judgments are applied in the determination of our allowance for loan losses, potential losses from loan repurchase and indemnity obligations associated with our discontinued mortgage business, contingent losses associated with pending litigation, fair value of reporting units, reserves for uncertain tax positions, credit losses on receivable balances and related matters. We revise our estimates when facts and circumstances dictate. However, future events and their effects cannot be determined with absolute certainty. As such, actual results could differ materially from those estimates.

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

Financing Receivables and Related Allowances
Our financing receivables consist primarily of mortgage loans held for investment, Emerald Advance lines of Credit (EAs), tax client receivables related to refund anticipation loans (RALs) and loans made to franchisees. Policies related to our mortgage loans held for investment and the related allowance are included in our Annual Report on Form 10-K.

The current portion of EAs, tax client receivables and loans made to franchisees is included in accounts receivable, while the noncurrent portion is included in other assets in the condensed consolidated financial statements. These amounts as of January 31, 2011 are as follows:

(in 000s)
	Emerald Advance	Tax Client	Loans
	Lines of Credit	Receivables - RALs	to Franchisees

Current	$674,317	$4,874	$85,269
Noncurrent	13,608	5,856	131,340

	$687,925	$10,730	$216,609

Related allowance for doubtful accounts is detailed in note 4.
Emerald Advance lines of credit. Interest income on EAs is calculated using the average daily balance method and is recognized based on the principal amount outstanding until the outstanding balance is paid or becomes delinquent. Loan commitment fees on EAs, net of related expenses, are initially deferred and recognized as revenue over the commitment period, which is typically two months. EAs are placed on non-accrual status as soon as they become delinquent.
We review the credit quality of these receivables based on the year the loans were originated, with different bad debt rates applied to each year. As of January 31, 2011, we had EA receivables of $648.1 million, $12.3 million and $14.7 million which were originated in fiscal years 2011, 2010 and 2009 and prior, respectively. We also had receivables of $12.8 million related to EA receivables of clients who paid off their original EA and qualified to maintain their loan year-round. As of January 31, 2011, $33.2 million of EAs were on non-accrual status. Payments on past due amounts are recorded as a reduction in the receivable balance.
We determine our allowance for these receivables collectively, based on a review of receipts taking into consideration historical experience. These receivables are not specifically identified and charged-off, but are evaluated on a pooled basis. Initial bad debt rates also consider whether the loan was made to a new or repeat client. At the end of each tax season the outstanding balances on these receivables are evaluated based on collections received and expected collections over the upcoming tax season. We adjust our allowance accordingly, with these adjustments reflected as bad debt expense.
Tax client receivables related to RALs. Historically, RALs were offered in our US retail tax offices through a contractual relationship with HSBC Holdings plc (HSBC). We purchased a 49.9% participation interest in all RALs obtained through our retail offices. In December 2010, HSBC terminated its contract with us based on restrictions placed on HSBC by its regulator and RALs are not being offered in our tax offices this tax season. In connection with the contract termination, we obtained the remaining rights to collect on the outstanding balances of RALs originated in years 2006 and later. All tax client receivables outstanding at January 31, 2011 were originated prior to fiscal year 2011 and are past due. We do not accrue interest on these receivables. Payments on past due amounts are recorded as a reduction in the receivable balance.
We review the credit quality of these receivables based on the year the loans were originated, with different bad debt rates applied to each year. As of January 31, 2011, we had tax client receivables of $1.7 million, $2.7 million and $6.4 million which were originated by HSBC in fiscal years 2010, 2009 and 2008 and prior, respectively. These receivables are not specifically identified and charged-off, but are evaluated on a pooled basis. At the end of each tax season the outstanding balances on these receivables are evaluated based on collections received and expected collections over the upcoming tax season. We adjust our allowance accordingly, with these adjustments reflected as bad debt expense.
Loans made to franchisees. Interest income on loans made to franchisees is calculated using the average daily balance method and is recognized based on the principal amount outstanding until the outstanding balance is paid or becomes delinquent. Loans made to franchisees totaled $216.6 million at January 31, 2011, and consisted of $145.4 million in term loans made to finance the purchase of franchises and $71.2 million in revolving lines of credit made to existing franchisees primarily for the purpose of funding their off-season needs. The credit quality of these receivables is determined on a specific franchisee basis, taking into account the franchisee’s credit score, their payment history on existing loans and operational amounts due to us, the loan-to-value ratio and debt-to-income ratio. Credit scores, loan-to-value ratio and debt-to-income ratio are obtained at the time of underwriting. Payment history is monitored on a regular basis. We believe all loans to franchisees fall within the same credit quality category. Loans are evaluated for impairment when they become delinquent. Amounts deemed to be uncollectible are written off to bad debt expense and bad debt related to these loans has typically been insignificant. Additionally, the franchise office serves as collateral for the loan. In the event the franchisee is unable to repay the loans, we revoke their franchise rights, write off the remaining balance of the loans and assume control of the office. We had no loans to franchisees past due or on non-accrual status as of January 31, 2011 and we had no allowance for bad debts recorded related to loans to franchisees at January 31, 2011.

2.	Business Combinations
Effective July 20, 2010, our Business Services segment acquired certain non-attest assets and liabilities of Caturano & Company, Inc. (Caturano), a Boston-based accounting firm, for an aggregate purchase price of $40.2 million. We expect this acquisition to expand our presence in the Boston market. We made cash payments of $32.6 million, including $29.8 million at closing. Payment of the remaining purchase price is deferred and will be paid over 14 years. The following table summarizes the fair value of identifiable assets acquired and liabilities assumed and the resulting goodwill as of January 31, 2011:

(in 000s)

Customer relationships (1)	$6,733
Non-compete agreements (2)	2,766
Attest firm affiliation (3)	7,629
Goodwill	27,289
Fixed assets	2,500
Other assets	831
Other liabilities	(1,640)
Unfavorable leasehold (2)	(5,890)

Total purchase price	$40,218

(1)	Estimated life of 12 years.
(2)	Estimated life of 7 years.
(3)	Estimated life of 18 years. Represents the benefits to be received from the Alternative Practice Structure arrangement and affiliation with attest clients.
In connection with the acquisition a deferred compensation plan, an employee retention program and a performance bonus plan were put in place for eligible employees. Expenses related to these plans will be treated as compensation and will be expensed as incurred. We incurred expenses totaling $2.0 million under these plans during the nine months ended January 31, 2011.
In October 2010, we signed a definitive merger agreement to acquire all of the outstanding shares of 2SS Holdings, Inc., developer of TaxACT digital tax preparation solutions, for $287.5 million in cash. Completion of the transaction is subject to the satisfaction of customary closing conditions, including regulatory approval.

3.	Earnings (Loss) Per Share and Stockholders’ Equity
Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 9.6 million shares for the three months ended January 31, 2010, as the effect would be antidilutive. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 12.6 million shares for the three and nine months ended January 31,

2011, and 16.8 million shares for the nine months ended January 31, 2010, as the effect would be antidilutive due to the net loss from continuing operations during each period.

The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

	(in 000s, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010

Net earnings (loss) from continuing operations attributable to shareholders	$(4,375)	$53,603	$(238,825)	$(203,486)
Amounts allocated to participating securities (nonvested shares)	(148)	(203)	(142)	(530)

Net earnings (loss) from continuing operations attributable to common shareholders	$(4,523)	$53,400	$(238,967)	$(204,016)

Basic weighted average common shares	305,144	332,999	310,546	334,293
Potential dilutive shares	-	1,298	-	-

Dilutive weighted average common shares	305,144	334,297	310,546	334,293

Earnings (loss) per share from continuing operations attributable to common shareholders:
Basic	$(0.01)	$0.16	$(0.77)	$(0.61)
Diluted	(0.01)	0.16	(0.77)	(0.61)

The weighted average shares outstanding for the three and nine months ended January 31, 2011 decreased to 305.1 million and 310.5 million, respectively, from 333.0 million and 334.3 million for the three and nine months ended January 31, 2010, respectively. During the nine months ended January 31, 2011, we purchased and immediately retired 19.0 million shares of our common stock at a cost of $279.9 million. We may continue to repurchase and retire common stock or retire shares held in treasury from time to time in the future. The cost of shares retired during the period was allocated to the components of stockholders’ equity as follows:

(in 000s)

Common stock	$190
Additional paid-in capital	11,370
Retained earnings	268,387

$279,947

During the nine months ended January 31, 2011 and 2010, we issued 1.1 million and 2.2 million shares of common stock, respectively, due to the exercise of stock options, employee stock purchases and vesting of nonvested shares.
During the nine months ended January 31, 2011, we acquired 0.2 million shares of our common stock at an aggregate cost of $3.5 million, and during the nine months ended January 31, 2010, we acquired 0.2 million shares at an aggregate cost of $4.2 million. Shares acquired during these periods represented shares swapped or surrendered to us in connection with the vesting of nonvested shares and the exercise of stock options.
During the nine months ended January 31, 2011, we granted 2.1 million stock options and 0.8 nonvested shares and units in accordance with our stock-based compensation plans. The weighted average fair value of options granted was $2.25 for management options. These awards vest over a four year period with one-fourth vesting each year. Stock-based compensation expense of our continuing operations totaled $4.4 million and $10.6 million for the three and nine months ended January 31, 2011, respectively, and $7.2 million and $19.3 million for the three and nine months ended January 31, 2010, respectively. At January 31, 2011, unrecognized compensation cost for options totaled $5.4 million, and for nonvested shares and units totaled $13.8 million.

4.	Receivables
Current receivables consist of the following:

		(in 000s)

As of	January 31, 2011	January 31, 2010	April 30, 2010

Emerald Advance lines of credit	$674,317	$667,859	$57,914
Business Services receivables	220,404	324,085	326,681
Receivables for tax preparation and related fees	280,364	286,732	45,248
Loans to franchisees	85,269	70,706	55,047
Royalties from franchisees	84,049	82,943	3,845
RAC fees receivable	51,704	19,850	-
Tax client receivables related to RALs	4,874	1,109,795	21,646
Other	95,732	91,713	120,080

	1,496,713	2,653,683	630,461
Allowance for doubtful accounts	(125,561)	(86,853)	(112,475)

	$1,371,152	$2,566,830	$517,986

The decrease in tax client receivables from January 2010 is due to the termination of our contract with HSBC to offer RALs during the current tax season. See additional discussion in note 1. The decrease in Business Services receivables from January 2010 is primarily a result of the change in the administrative services agreement between RSM and McGladrey & Pullen, LLP (M&P) in February 2010.
Our allowance for doubtful accounts as of January 31, 2011 consists of the following:

(in 000s)

Allowance related to:
Emerald Advance lines of credit	$73,645
Tax client receivables related to RALs	-
Loans to franchisees	-
All other receivables	51,916

$125,561

There were no changes to our methodology related to the calculation of our allowance for doubtful accounts during the quarter.

5.	Mortgage Loans Held for Investment and Related Assets
The composition of our mortgage loan portfolio as of January 31, 2011 and April 30, 2010 is as follows:

				(dollars in 000s)

As of	January 31, 2011		April 30, 2010

	Amount	% of Total	Amount	% of Total

Adjustable-rate loans	$348,523	58%	$411,122	60%
Fixed-rate loans	248,252	42%	272,562	40%

	596,775	100%	683,684	100%
Unamortized deferred fees and costs	4,293		5,256
Less: Allowance for loan losses	(87,876)		(93,535)

	$513,192		$595,405

Activity in the allowance for loan losses for the nine months ended January 31, 2011 and 2010 is as follows:
(in 000s)

Nine Months Ended January 31,	2011	2010

Balance, beginning of the period	$93,535	$84,073
Provision	24,100	36,050
Recoveries	169	38
Charge-offs	(29,928)	(22,892)

Balance, end of the period	$87,876	$97,269

Our loan loss reserve as a percent of mortgage loans was 14.7% at January 31, 2011 compared to 13.7% at April 30, 2010.
When determining our allowance for loan losses, we evaluate loans less than 60 days past due on a pooled basis, while loans we consider impaired (which includes those loans more than 60 days past due or that have been modified) are evaluated individually. The balance of these loans and the related allowance is as follows at January 31, 2011:

	(in 000s)

	Portfolio Balance	Related Allowance

Pooled (less than 60 days past due)	$319,424	$11,071
Individually (modified)	112,433	9,712
Individually (60 days or more past due)	164,918	67,093

	$596,775	$87,876

We review the credit quality of our portfolio based on the following criteria: (1) originator, (2) the level of documentation obtained for loan at origination, (3) occupancy status of property at origination, (4) geography, and (5) credit score and loan to value at origination. We specifically evaluate each loan and assign an internal risk rating of high, medium or low to each loan. The risk rating is based upon multiple loan characteristics that correlate to delinquency and loss. These characteristics include, but are not limited to, the five criteria listed above, plus loan to value. These loan attributes are tested annually against a variety of additional characteristics to ensure the appropriate data is being utilized to determine the level of risk within the portfolio.
All criteria are obtained at the time of origination and are only subsequently updated if the loan is refinanced.
Our portfolio includes loans originated by Sand Canyon Corporation (SCC) and purchased by H&R Block Bank (HRB Bank) which constitute approximately 63% of the total loan portfolio at January 31, 2011. We have experienced higher rates of delinquency and have greater exposure to loss with respect to this segment of our loan portfolio. Our remaining loan portfolio totaled $221.9 million and is characteristic of a prime loan portfolio, and we believe subject to a lower loss exposure. Detail of our mortgage loans held for investment and the related allowance at January 31, 2011 is as follows:

			(dollars in 000s)

	Outstanding	Loan Loss Allowance		%30+ Days
	Principal Balance	Amount	% of Principal	Past Due

Purchased from SCC	$374,870	$73,900	19.7%	41.5%
All other	221,905	13,976	6.3%	11.2%

	$596,775	$87,876	14.7%	30.3%

Detail of the aging of the mortgage loans in our portfolio that are past due as of January 31, 2011 is as follows:

					(in 000s)

	Less than 60	60-89 Days	90+ Days	Total
	Days Past Due	Past Due	Past Due	Past Due	Current	Total

Purchased from SCC	$33,484	$6,647	$134,503	$174,634	$200,236	$374,870
All other	12,146	1,843	18,610	32,599	189,306	221,905

	$45,630	$8,490	$153,113	$207,233	$389,542	$596,775

Credit quality indicators at January 31, 2011 include the following:

(in 000s)

Credit Quality Indicators	Portfolio Balance

Occupancy status:
Owner occupied	$401,287
Non-owner occupied	195,488

$596,775

Documentation level:
Full documentation	$274,116
Limited documentation	35,200
Stated income	238,385
No documentation	49,074

$596,775

Internal risk rating:
High	$161,099
Medium	213,771
Low	221,905

$596,775

In cases where we modify a loan and in so doing grant a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (TDR). TDR loans totaled $112.4 million and $145.0 million at January 31, 2011 and April 30, 2010, respectively. The principal balance of non-performing assets as of January 31, 2011 and April 30, 2010 is as follows:

	(in 000s)

As of	January 31, 2011	April 30, 2010

Impaired loans:
30 – 59 days past due	$1,094	$330
60 – 89 days past due	8,490	11,851
90+ days past due, non-accrual	153,113	153,703
TDR loans, accrual	108,075	113,471
TDR loans, non-accrual	4,358	31,506

	275,130	310,861
Real estate owned (1)	21,841	29,252

Total non-performing assets	$296,971	$340,113

(1)	Includes loans accounted for as in-substance foreclosures of $8.9 million and $12.5 million at January 31, 2011 and April 30, 2010, respectively.
Activity related to our real estate owned (REO) is as follows:
(in 000s)

Nine Months Ended January 31,	2011	2010

Balance, beginning of the period	$29,252	$44,533
Additions	12,931	12,689
Sales	(16,900)	(17,528)
Writedowns	(3,442)	(8,183)

Balance, end of the period	$21,841	$31,511

6.	Fair Value
We use the following valuation methodologies for assets and liabilities measured at fair value and the general classification of these instruments pursuant to the fair value hierarchy.

•	Available-for-sale securities – Available-for-sale securities are carried at fair value on a recurring basis. When available, fair value is based on quoted prices in an active market and as such, would be classified as Level 1. If quoted market prices are not available, fair values are estimated using quoted prices of securities with similar characteristics. Available-for-sale securities that we classify as Level 2 include certain agency and non-agency mortgage-backed securities, U.S. states and political subdivisions debt securities and other debt and equity securities.

•	Real estate owned – REO includes foreclosed properties securing mortgage loans. Foreclosed assets are adjusted to fair value less costs to sell upon transfer of the loans to REO. Fair value is generally based on independent market prices or appraised values of the collateral. Subsequent holding period losses and losses arising from the sale of REO are expensed as incurred. REO is included in prepaid expenses and other current assets in the condensed consolidated balance sheets. These assets are classified as Level 3.
•	Impaired mortgage loans held for investment – The fair value of impaired mortgage loans held for investment is generally based on the net present value of discounted cash flows for TDR loans or the appraised value of the underlying collateral for all other loans. These loans are classified as Level 3.
The following table presents for each hierarchy level the assets that were remeasured at fair value on both a recurring and non-recurring basis during the nine months ended January 31, 2011 and 2010:

	(dollars in 000s)

	Total	Level 1	Level 2	Level 3

Nine months ended January 31, 2011:
Recurring:
Mortgage-backed securities	$19,927	$-	$19,927	$-
Municipal bonds	8,740	-	8,740	-
Non-recurring:
REO	19,532	-	-	19,532
Impaired mortgage loans held for investment	174,062	-	-	174,062

	$222,261	$-	$28,667	$193,594

As a percentage of total assets	3.8%	-%	0.5%	3.3%
Nine months ended January 31, 2010:
Recurring:
Mortgage-backed securities	$24,259	$-	$24,259	$-
Municipal bonds	9,966	-	9,966	-
Non-recurring:
REO	27,492	-	-	27,492
Impaired mortgage loans held for investment	188,891	-	-	188,891

	$250,608	$-	$34,225	$216,383

As a percentage of total assets	3.4%	-%	0.5%	2.9%

There were no changes to the unobservable inputs used in determining the fair values of our level 2 and level 3 financial assets.
The following methods were used to determine the fair values of our other financial instruments:

•	Cash equivalents, accounts receivable, demand deposits, accounts payable, accrued liabilities, commercial paper borrowings and the current portion of long-term debt – The carrying values reported in the balance sheet for these items approximate fair market value due to the relative short-term nature of the respective instruments.
•	Mortgage loans held for investment – The fair value of mortgage loans held for investment is generally determined using market pricing sources based on origination channel and performance characteristics.
•	IRAs and other time deposits – The fair value is calculated based on the discounted value of contractual cash flows.
•	Long-term borrowings and Federal Home Loan Bank (FHLB) borrowings – The fair value of borrowings is based on rates currently available to us for obligations with similar terms and maturities, including current market rates on our Senior Notes.

The carrying amounts and estimated fair values of our financial instruments at January 31, 2011 are as follows:

(in 000s)

	Carrying	Estimated
	Amount	Fair Value

Mortgage loans held for investment	$513,192	$306,962
IRAs and other time deposits	669,786	672,614
Long-term borrowings	1,052,941	1,085,456
FHLB advances	75,000	75,417

7.	Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended January 31, 2011 consist of the following:

(in 000s)

	Tax Services	Business Services	Total

Balance at April 30, 2010:
Goodwill	$453,884	$403,751	$857,635
Accumulated impairment losses	(2,188)	(15,000)	(17,188)

	451,696	388,751	840,447

Changes:
Acquisitions	14,674	28,544	43,218
Disposals and other	(8,681)	(3,256)	(11,937)
Impairments	(22,700)	-	(22,700)

Balance at January 31, 2011:
Goodwill	459,877	429,039	888,916
Accumulated impairment losses	(24,888)	(15,000)	(39,888)

	$434,989	$414,039	$849,028

We test goodwill for impairment annually at the beginning of our fourth quarter, or more frequently if events occur which could, more likely than not, reduce the fair value of a reporting unit’s net assets below its carrying value.
The RedGear reporting unit within our Tax Services segment experienced lower than expected settlement product revenues, and as a result, we evaluated this reporting unit’s goodwill for impairment at January 31, 2011. The measurement of impairment of goodwill consists of two steps. In the first step, we compared the fair value of this reporting unit, determined using discounted cash flows, to its carrying value. As the results of the first test indicated that the fair value was less than its carrying value, we then performed the second step, which was to determine the implied fair value of its goodwill and to compare that to its carrying value. The second step included hypothetically valuing all of the tangible and intangible assets of this reporting unit. As a result, we recorded an impairment of the reporting unit’s goodwill of $22.7 million during the three months ended January 31, 2011, leaving a remaining goodwill balance of approximately $14 million. The impairment is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

Intangible assets consist of the following:

						(in 000s)

As of	January 31, 2011			April 30, 2010

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$88,311	$(38,940)	$49,371	$67,705	$(33,096)	$34,609
Noncompete agreements	23,461	(21,859)	1,602	23,062	(21,278)	1,784
Reacquired franchise rights	214,330	(8,983)	205,347	223,773	(6,096)	217,677
Franchise agreements	19,201	(2,773)	16,428	19,201	(1,813)	17,388
Purchased technology	14,700	(7,941)	6,759	14,500	(6,266)	8,234
Trade name	1,325	(550)	775	1,325	(400)	925
Business Services:
Customer relationships	152,082	(126,723)	25,359	145,149	(120,037)	25,112
Noncompete agreements	35,818	(24,001)	11,817	33,052	(22,118)	10,934
Attest firm affiliation	7,629	(212)	7,417	-	-	-
Trade name – amortizing	2,600	(2,600)	-	2,600	(2,600)	-
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769

	$615,094	$(239,450)	$375,644	$586,004	$(218,572)	$367,432

Amortization of intangible assets for the three and nine months ended January 31, 2011 was $7.4 and $21.6 million respectively, and $7.1 million and $21.4 million for the three and nine months ended January 31, 2010, respectively. Estimated amortization of intangible assets for fiscal years 2011 through 2015 is $30.7 million, $29.1 million, $24.7 million, $21.1 million and $15.7 million, respectively.
In connection with the acquisition of Caturano, as discussed in note 2, we recorded a liability related to unfavorable operating lease terms in the amount of $5.9 million, which will be amortized over the remaining contractual life of the operating lease. The net balance was $5.6 million at January 31, 2011.

8.	Borrowings
Borrowings consist of the following:

As of		(in 000s)

	January 31, 2011	January 31, 2010	April 30, 2010

Short-term borrowings:
Commercial paper	$632,566	$792,594	$-
HSBC credit facility	-	882,500	-

	$632,566	$1,675,094	$-

Long-term borrowings:
Senior Notes, 7.875%, due January 2013	$599,758	$599,633	$599,664
Senior Notes, 5.125%, due October 2014	399,117	398,882	398,941
Other	54,066	36,861	40,227

	1,052,941	1,035,376	1,038,832
Less: Current portion	(3,583)	(2,576)	(3,688)

	$1,049,358	$1,032,800	$1,035,144

We had commercial paper borrowings of $632.6 million at January 31, 2011, compared to $792.6 million at the same time last year. These borrowings were used to fund our off-season losses and cover our seasonal working capital needs. We also had other short-term borrowings of $882.5 million outstanding at January 31, 2010 to fund our participation interests in RALs.
At January 31, 2011, we maintained a committed line of credit (CLOC) agreement to support commercial paper issuances, general corporate purposes or for working capital needs. This facility provides funding up to $1.7 billion and matures July 31, 2013. This facility bears interest at an annual rate of LIBOR plus 1.30% to 2.80% or PRIME plus 0.30% to 1.80% (depending on the type of borrowing) and includes an annual facility fee of 0.20% to 0.70% of the committed amounts, based on our credit ratings. Covenants in this facility include: (1) maintenance of a minimum net worth of $650.0 million on the last day of any fiscal quarter; and (2) reduction of the aggregate outstanding principal amount of short-term debt, as defined in the agreement, to $200.0 million or less for thirty consecutive days during the period March 1 to June 30 of each year (“Clean-down requirement”). At January 31, 2011, we were in compliance with these covenants and had net worth of $827.7 million. We had no balance outstanding under the CLOCs at January 31, 2011.
HRB Bank is a member of the FHLB of Des Moines, which extends credit to member banks based on eligible collateral. At January 31, 2011, HRB Bank had total FHLB advance capacity of $226.2 million. There was $75.0 million outstanding on this facility, leaving remaining availability of $151.2 million. Mortgage loans held for investment of $381.5 million serve as eligible collateral and are used to determine total capacity.

9.	Income Taxes
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
During the nine months ended January 31, 2011, we accrued additional gross interest and penalties of $4.5 million related to our uncertain tax positions. We had gross unrecognized tax benefits of $131.5 million and $129.8 million at January 31, 2011 and April 30, 2010, respectively. The gross unrecognized tax benefits increased $1.7 million in the current year, due to accruals of tax and interest on positions related to prior years. Except as noted below, we have classified the liability for unrecognized tax benefits, including corresponding accrued interest, as long-term at January 31, 2011, and included this amount in other noncurrent liabilities on the condensed consolidated balance sheet.
Based upon the expiration of statutes of limitations, payments of tax and other factors in several jurisdictions, we believe it is reasonably possible that the gross amount of reserves for previously unrecognized tax benefits may decrease by approximately $16.5 million within twelve months of January 31, 2011. This portion of our liability for unrecognized tax benefits has been classified as current and is included in accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheets.

10.	Interest Income and Expense
The following table shows the components of interest income and expense of our continuing operations:

(in 000s)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010

Interest income:
Mortgage loans held for investment	$5,923	$7,567	$18,771	$23,535
Emerald Advance lines of credit	46,132	36,867	47,590	39,944
Other	4,054	3,912	10,685	9,267

	$56,109	$48,346	$77,046	$72,746

Interest expense:
Borrowings	$22,244	$19,617	$63,778	$57,088
Deposits	2,587	3,340	6,457	7,673
FHLB advances	397	509	1,189	1,526

	$25,228	$23,466	$71,424	$66,287

11.	Regulatory Requirements
HRB Bank files its regulatory Thrift Financial Report (TFR) on a calendar quarter basis with the Office of Thrift Supervision (OTS). The following table sets forth HRB Bank’s regulatory capital requirements at December 31, 2010, as calculated in the most recently filed TFR:

						(dollars in 000s)

					To Be Well
					Capitalized
					Under Prompt
			For Capital Adequacy		Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio (1)	$426,848	36.4%	$93,864	8.0%	$117,330	10.0%
Tier 1 risk-based capital ratio (2)	$412,139	35.1%	N/A	N/A	$70,398	6.0%
Tier 1 capital ratio (leverage) (3)	$412,139	23.0%	$215,244	12.0%	$89,685	5.0%
Tangible equity ratio (4)	$412,139	23.0%	$26,905	1.5%	N/A	N/A

(1)	Total risk-based capital divided by risk-weighted assets.
(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.
(3)	Tier 1 (core) capital divided by adjusted total assets.
(4)	Tangible capital divided by tangible assets.
As of January 31, 2011, HRB Bank’s leverage ratio was 20.7%.

12.	Variable Interests
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

•	McGladrey & Pullen LLP – The administrative services agreement with M&P and compensation arrangements between RSM McGladrey (RSM) and their managing directors represent a variable interest in M&P. These agreements are described more fully in our 2010 Annual Report to Shareholders on Form 10-K.
We have concluded that RSM is not the primary beneficiary of M&P and, therefore, we have not consolidated M&P. RSM does not have an equity interest in M&P, nor does it have the power to direct any activities of M&P and does not receive any of its income. We have no assets or liabilities included in our condensed consolidated balance sheets related to our variable interests. We believe RSM’s maximum exposure to economic loss, resulting from various agreements with M&P, relates primarily to shared office space from operating leases under the administrative services agreement equal to approximately $112.4 million at January 31, 2011, and variability in our operating results due to the compensation agreements with RSM managing directors. We do not provide any support that is not contractually required.

•	Securitization Trusts – SCC holds an interest in and is the sponsor (issuer) of 56 REMIC Trusts and 14 NIM Trusts (collectively, “Trusts”) related to previously originated mortgage loans that were securitized. These Trusts are variable interest entities. The REMIC Trusts hold static pools of sub-prime residential mortgage loans. The NIM Trusts hold beneficial interests in certain REMIC Trusts. The

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
SCC does have the exclusive right to appoint a servicer when certain conditions have been met for specific loans related to two of the NIM Trusts. As of January 31, 2011, those conditions have been met for a minority portion of the loans underlying those Trusts. As this right pertains only to a minority of the loans, we have concluded that SCC does not have the power to direct the most significant activities of these two NIM Trusts, as the servicer has the power to direct significant activities over the majority of the mortgage loans. In the remaining NIM Trusts, SCC has a shared right to appoint a servicer under certain conditions. For these NIM Trusts, we have concluded that SCC is not the primary beneficiary because the power to direct the most significant activities, which is the servicing of the underlying mortgage loans, is shared with other unrelated parties.
At January 31, 2011, we had no significant assets or liabilities included in our condensed consolidated balance sheets related to SCC’s variable interests in the Trusts. We have a liability, as discussed in note 13, and a deferred tax asset recorded in our condensed consolidated balance sheets related to obligations for representations and warranties SCC made in connection with the transfer of mortgage loans, including mortgage loans held by the securitization trusts. We have no remaining exposure to economic loss arising from impairment of SCC’s beneficial interest in the Trusts. If SCC receives cash flows in the future as a holder of beneficial interests we would record gains as other income in our income statement. Neither we nor SCC has liquidity arrangements, guarantees or other commitments for the Trusts, nor has any support been provided that was not contractually required.

13.	Commitments and Contingencies
Changes in deferred revenue balances related to our Peace of Mind (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the condensed consolidated balance sheets, are as follows:

		(in 000s)

Nine Months Ended January 31,	2011	2010

Balance, beginning of period	$141,542	$146,807
Amounts deferred for new guarantees issued	19,376	21,139
Revenue recognized on previous deferrals	(59,882)	(58,122)

Balance, end of period	$101,036	$109,824

In addition to amounts accrued for our POM guarantee, we had accrued $11.9 million and $14.5 million at January 31, 2011 and April 30, 2010, respectively, related to our standard guarantee which is included with our standard tax preparation services.
The following table summarizes certain of our other contractual obligations and commitments:

		(in 000s)

As of	January 31, 2011	April 30, 2010

Franchise Equity Lines of Credit – undrawn commitment	$13,828	$36,806
Contingent business acquisition obligations	25,765	20,697
Media advertising purchase obligation	8,897	26,548

We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counterparties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the terms of the indemnities may vary and in many cases are limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair value of guarantees and indemnifications relating to our continuing operations is not material as of January 31, 2011.

Discontinued Operations
SCC, previously known as Option One Mortgage Corporation, ceased originating mortgage loans in December 2007 and, in April 2008, sold its servicing assets and discontinued its remaining operations. The sale of servicing assets did not include the sale of any mortgage loans.
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
Claims received by SCC have primarily related to alleged breaches of representations and warranties related to a loan’s compliance with the underwriting standards established by SCC at origination, borrower fraud and credit exceptions without sufficient compensating factors. Claims received since May 1, 2008 follows:

(in millions)

	Fiscal Year 2009				Fiscal Year 2010				Fiscal Year 2011

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Total

Loan Origination Year:
2005	$40	$21	$1	$-	$-	$15	$-	$-	$6	$1	$-	$84
2006	89	10	111	7	2	57	4	45	100	15	29	469
2007	43	10	85	15	4	11	7	-	3	5	4	187

Total	$172	$41	$197	$22	$6	$83	$11	$45	$109	$21	$33	$740

Note: The table above excludes amounts related to an indemnity agreement dated April 2008, which is discussed below.
For those claims determined to be valid, SCC has complied with its obligations by either repurchasing the mortgage loans or REO properties, providing for the reimbursement of losses in connection with liquidated REO properties, or reaching other settlements. SCC has denied approximately 85% of all claims received, excluding resolution reached under other settlements. Counterparties could reassert claims that SCC has denied. Of claims determined to be valid, approximately 23% resulted in loan repurchases, and 77% resulted in indemnification or settlement payments. Losses on loan repurchase, indemnification and settlement payments totaled approximately $88 million for the period May 1, 2008 through January 31, 2011. Loss severity rates on repurchases and indemnification have approximated 60% and SCC has not observed any material trends related to average losses by counterparty. Repurchased loans are considered held for sale and are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The net balance of all mortgage loans held for sale by SCC was $13.8 million at January 31, 2011.
SCC generally has 60 to 120 days to respond to representation and warranty claims and performs a loan-by-loan review of all repurchase claims during this time. SCC has completed its review of all claims, with the exception of claims totaling approximately $14 million, which remained subject to review as of

January 31, 2011. Of the claims still subject to review, approximately $2 million are from private-label securitizations related to rescissions of mortgage insurance, and $10 million are from monoline insurers, with the remainder from government sponsored entities.
All claims asserted against SCC since May 1, 2008 relate to loans originated during calendar years 2005 through 2007, of which, approximately 89% relate to loans originated in calendar years 2006 and 2007. During calendar year 2005 through 2007, SCC originated approximately $84 billion in loans, of which less than 1% were sold to government sponsored entities. SCC is not subject to loss on loans that have been paid in full, repurchased, or were sold without recourse.
The majority of claims asserted since May 1, 2008, which have been determined by SCC to represent a valid breach of its representations and warranties, relate to loans that became delinquent within the first two years following the origination of the mortgage loan. SCC believes the longer a loan performs prior to an event of default, the less likely the default will be related to a breach of a representation and warranty. The balance of loans originated in 2005, 2006 and 2007 which defaulted in the first two years is $4.0 billion, $6.3 billion and $2.9 billion, respectively, at January 31, 2011.
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
SCC has recorded a liability for estimated contingent losses related to representation and warranty claims as of January 31, 2011, of $155.0 million, which represents SCC’s best estimate of the probable loss that may occur. This overall liability amount includes $24.2 million that was established under an indemnity agreement dated April 2008 with a specific counterparty in exchange for a full and complete release of such party’s ability to assert representation and warranty claims. This indemnity agreement was given as part of obtaining the counterparty’s consent to SCC’s sale of its mortgage servicing business in 2008. During the current year, payments totaling $25.6 million were made under this agreement. We expect the remaining obligation of $24.2 million to be paid in the fourth quarter of this fiscal year.
The recorded liability represents SCC’s estimate of losses from future claims where assertion of a claim and a related contingent loss are both deemed probable. Because the rate at which future claims may be deemed valid and loss severity rates may differ significantly from historical experience, SCC is not able to estimate reasonably possible loss outcomes in excess of its current accrual. A 1% increase in both assumed validity rates and loss severities would result in losses above SCC’s accrual of approximately $21 million. This sensitivity is hypothetical and is intended to provide an indication of the impact of a change in key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.
While SCC uses the best information available to it in estimating its liability, assessing the likelihood that claims will be asserted in the future and estimating probable losses are inherently difficult to estimate and require considerable management judgment. Although net losses on settled claims since May 1, 2008 have been within initial loss estimates, to the extent that the level of claims asserted, the level of valid claim volumes, the counterparties asserting claims, the nature of claims, or the value of residential home prices differ in the future from current estimates, future losses may be greater than the current estimates and those differences may be significant.

A rollforward of our liability for losses on repurchases for the nine months ended January 31, 2011 and 2010 is as follows:

		(in 000s)

Nine Months Ended January 31,	2011	2010

Balance, beginning of period:
Amount related to repurchase and indemnifications	$138,415	$156,659
Amount related to indemnity agreement dated April 2008	49,785	49,936

	188,200	206,595

Changes:
Provisions	-	-
Losses on repurchase and indemnifications	(7,652)	(8,234)
Payments under indemnity agreement dated April 2008	(25,562)	(103)

Balance, end of period:
Amount related to repurchase and indemnifications	130,763	148,425
Amount related to indemnity agreement dated April 2008	24,223	49,833

	$154,986	$198,258

The repurchase liability is included in accounts payable, accrued expenses and other current liabilities on our condensed consolidated balance sheets. There have been no provisions for additional losses included in the income statement since April 30, 2008; however, loss provisions would be recorded net of tax in discontinued operations.

14.	Litigation and Related Contingencies
We are party to investigations, legal claims and lawsuits arising out of our business operations. As required, we accrue our best estimate of loss contingencies when we believe a loss is probable and we can reasonably estimate the amount of any such loss. Amounts accrued, including obligations under indemnifications, totaled $43.9 million and $35.5 million at January 31, 2011 and April 30, 2010, respectively. Litigation is inherently unpredictable and it is difficult to project the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements.

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

RSM McGladrey Litigation
RSM EquiCo, its parent and certain of its subsidiaries and affiliates, are parties to a class action filed on July 11, 2006 and styled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. (the “RSM Parties”), Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations relating to business valuation services provided by RSM EquiCo, including allegations of fraud, negligent misrepresentation, breach of contract, conversion and unfair competition. Plaintiffs seek unspecified actual and punitive damages, in addition to pre-judgment interest and attorneys’ fees. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. The defendants filed two requests for interlocutory review of the decision, the last of which was denied by the Supreme Court of California on September 30, 2009. A trial date has been set for May 2011.
The certified class consists of RSM EquiCo’s U.S. clients who signed platform agreements and for whom RSM EquiCo did not ultimately market their business for sale. A portion of our loss contingency accrual is related to this matter for the amount of loss that we consider probable and estimable, although it is possible that our losses could exceed the amount we have accrued. The fees paid to RSM EquiCo in connection with these agreements total approximately $185 million, a number which substantially exceeds the equity of RSM EquiCo. Plaintiffs seek to recover restitution in an amount equal to the fees paid, in addition to punitive damages and attorney fees. We believe the RSM Parties have meritorious defenses to the case and intend to defend the case vigorously. The amount claimed in this action is substantial and could have a material adverse impact on our consolidated results of operations. There can be no assurance regarding the outcome of this matter.
On December 7, 2009, a lawsuit was filed in the Circuit Court of Cook County, Illinois (2010-L-014920) against M&P, RSM and H&R Block styled Ronald R. Peterson ex rel. Lancelot Investors Fund, L.P., et al. v. McGladrey & Pullen LLP, et al. The case was removed to the United States District Court for the Northern District of Illinois on December 28, 2009 (Case No. 1:10-CV-00274). The complaint, which was filed by the trustee for certain bankrupt investment funds, seeks unspecified damages and asserts claims against RSM for vicarious liability and alter ego liability and against H&R Block for equitable restitution relating to audit work performed by M&P. The amount claimed in this case is substantial. On November 3, 2010, the court dismissed the case against all defendants in its entirety with prejudice. The trustee has filed an appeal to the Seventh Circuit Court of Appeals, which remains pending.
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

Litigation and Claims Pertaining to Discontinued Mortgage Operations
Although mortgage loan origination activities were terminated and the loan servicing business was sold during fiscal year 2008, SCC and HRB remain subject to investigations, claims and lawsuits pertaining to its loan origination and servicing activities that occurred prior to such termination and sale. These investigations, claims and lawsuits include actions by state attorneys general, other state and federal regulators, municipalities, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these investigations, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, public nuisance, fraud, and violations of securities laws, the Truth in Lending Act, Equal Credit Opportunity Act and the Fair Housing Act. In the current non-prime mortgage environment, the number of these investigations, claims and lawsuits has increased over historical experience and is likely to continue at increased levels. The amounts claimed in these investigations, claims and lawsuits are substantial in some instances, and the ultimate resulting liability is difficult to predict and thus cannot be reasonably estimated. In the event of unfavorable outcomes, the amounts that may be required to pay in the discharge of liabilities or settlements could be substantial and, because SCC’s operating results are included in our consolidated financial statements, could have a material adverse impact on our consolidated results of operations.
On June 3, 2008, the Massachusetts Attorney General filed a lawsuit in the Superior Court of Suffolk County, Massachusetts (Case No. 08-2474-BLS) styled Commonwealth of Massachusetts v. H&R Block, Inc., et al., alleging unfair, deceptive and discriminatory origination and servicing of mortgage loans and seeking equitable relief, disgorgement of profits, restitution and statutory penalties. In November 2008, the court granted a preliminary injunction limiting the ability of the owner of SCC’s former loan servicing business to initiate or advance foreclosure actions against certain loans originated by SCC or its subsidiaries without (1) advance notice to the Massachusetts Attorney General and (2) if the Attorney General objects to foreclosure, approval by the court. An appeal of the preliminary injunction was denied. A trial date has been set for June 2011. A portion of our loss contingency accrual is related to this matter for the amount of loss that we consider probable and estimable. We do not believe losses in excess of our accrual would be material to our financial statements, although it is possible that our losses could exceed the amount we have accrued. We and SCC believe we have meritorious defenses to the claims presented and intend to defend them vigorously. There can be no assurances, however, as to its outcome or its impact on our consolidated results of operations.
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

Other Claims and Litigation
We have been named in several wage and hour class action lawsuits throughout the country, respectively styled Alice Williams v. H&R Block Enterprises LLC, Case No.RG08366506 (Superior Court of California, County of Alameda, filed January 17, 2008) (alleging improper classification of office managers in California); Arabella Lemus v. H&R Block Enterprises LLC, et al., Case No. CGC-09-489251 (United States District Court, Northern District of California, filed June 9, 2009) (alleging failure to timely pay compensation to tax professionals in California and to include itemized information on wage statements); Delana Ugas v. H&R Block Enterprises LLC, et al., Case No. BC417700 (United States District Court, Central District of California, filed July 13, 2009) (alleging failure to compensate tax professionals in California and eighteen other states for all hours worked and to provide meal periods); and Barbara Petroski v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00075 (United States District Court, Western District of Missouri, filed January 25, 2010) (alleging failure to compensate tax professionals nationwide for off-season training). A class was certified in the Lemus case in December 2010 consisting of all tax professionals who worked in company-owned offices in California from 2007 to 2010. The plaintiffs in the wage and hour class action lawsuits seek actual damages, pre-judgment interest and attorneys’ fees, in addition to statutory penalties under California and federal law, which could equal up to 30 days of wages per tax season for class members who worked in California. The potential loss related to the wage and hour class action lawsuits cannot be reasonably estimated, but our losses could exceed the amount we have accrued. We believe we have meritorious defenses to the claims in these cases and intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances and the ultimate liability with respect to these matters is difficult to predict. There can be no assurances as to the outcome of these cases or their impact on our consolidated results of operations, individually or in the aggregate.
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

15.	Segment Information
Results of our continuing operations by reportable operating segment are as follows:

				(in 000s)

	Three Months Ended January 31,		Nine Months Ended January 31,

	2011	2010	2011	2010

Revenues:
Tax Services	$672,810	$747,685	$875,376	$944,953
Business Services	171,309	178,482	549,445	562,702
Corporate	7,363	8,685	24,024	28,783

	$851,482	$934,852	$1,448,845	$1,536,438

Pretax income (loss):
Tax Services	$4,114	$131,189	$(324,865)	$(212,973)
Business Services	8,587	(11,222)	16,551	(9,727)
Corporate	(30,150)	(22,516)	(91,571)	(103,575)

Income (loss) from continuing operations before taxes (benefit)	$(17,449)	$97,451	$(399,885)	$(326,275)

16.	Accounting Pronouncements
In July 2010 the FASB issued Accounting Standards Update 2010-20, “Disclosures About Credit Quality of Financing Receivables and Allowance for Credit Losses.” This guidance requires enhanced disclosures about the allowance for credit losses and the credit quality of financing receivables and would apply to financing receivables held by all creditors. The requirements for period end disclosures are effective beginning with the first interim or annual reporting period ending after December 15, 2010. We have included all required disclosures in notes 1, 4 and 5. The requirements for activity-based disclosures will be adopted as of April 30, 2011. The requirements for TDR disclosures will be adopted when finalized by the FASB.
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
In December 2010, the FASB issued Accounting Standards Update 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments affect reporting units whose carrying amount is zero or negative, and require performance of Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, a reporting unit would consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance. The reporting unit would evaluate if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective beginning with our fiscal year 2012. We believe this guidance will not have a material effect on our consolidated financial statements.
In June 2009, the FASB issued guidance, under Topic 860 – Transfers and Servicing. This guidance requires more disclosure about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. We adopted this guidance as of May 1, 2010 and it did not have a material effect on our consolidated financial statements.

17.	Condensed Consolidating Financial Statements
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

Condensed Consolidating Statements of Operations					(in 000s)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2011	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$-	$74,103	$777,379	$-	$851,482

Cost of revenues	-	118,708	516,455	-	635,163
Selling, general and administrative	-	10,220	225,579	-	235,799

Total expenses	-	128,928	742,034	-	870,962

Operating income (loss)	-	(54,825)	35,345	-	(19,480)
Other income (expense), net	(17,449)	(521)	2,552	17,449	2,031

Income (loss) from continuing operations before taxes (benefit)	(17,449)	(55,346)	37,897	17,449	(17,449)
Income taxes (benefit)	(13,074)	(26,783)	13,709	13,074	(13,074)

Net income (loss) from continuing operations	(4,375)	(28,563)	24,188	4,375	(4,375)
Net loss from discontinued operations	(8,346)	(8,283)	(63)	8,346	(8,346)

Net income (loss)	$(12,721)	$(36,846)	$24,125	$12,721	$(12,721)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$–	$83,291	$851,581	$(20)	$934,852

Cost of revenues	–	86,020	559,799	(72)	645,747
Selling, general and administrative	–	2,881	191,800	(20)	194,661

Total expenses	–	88,901	751,599	(92)	840,408

Operating income (loss)	–	(5,610)	99,982	72	94,444
Other income (expense), net	97,451	(1,609)	4,688	(97,523)	3,007

Income (loss) from continuing operations before taxes (benefit)	97,451	(7,219)	104,670	(97,451)	97,451
Income taxes (benefit)	43,848	(2,721)	46,569	(43,848)	43,848

Net income (loss) from continuing operations	53,603	(4,498)	58,101	(53,603)	53,603
Net loss from discontinued operations	(2,968)	(2,968)	–	2,968	(2,968)

Net income (loss)	$50,635	$(7,466)	$58,101	$(50,635)	$50,635

Nine Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2011	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$–	$112,423	$1,336,422	$–	$1,448,845

Cost of revenues	–	193,695	1,202,434	–	1,396,129
Selling, general and administrative	–	21,689	440,082	–	461,771

Total expenses	–	215,384	1,642,516	–	1,857,900

Operating loss	–	(102,961)	(306,094)	–	(409,055)
Other income (expense), net	(399,885)	4,751	4,419	399,885	9,170

Loss from continuing operations before tax benefit	(399,885)	(98,210)	(301,675)	399,885	(399,885)
Income tax benefit	(161,060)	(42,278)	(118,782)	161,060	(161,060)

Net loss from continuing operations	(238,825)	(55,932)	(182,893)	238,825	(238,825)
Net loss from discontinued operations	(13,626)	(12,617)	(1,009)	13,626	(13,626)

Net loss	$(252,451)	$(68,549)	$(183,902)	$252,451	$(252,451)

Nine Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$–	$127,513	$1,409,001	$(76)	$1,536,438

Cost of revenues	–	177,441	1,265,777	(72)	1,443,146
Selling, general and administrative	–	7,836	419,803	(76)	427,563

Total expenses	–	185,277	1,685,580	(148)	1,870,709

Operating loss	–	(57,764)	(276,579)	72	(334,271)
Other income (expense), net	(326,275)	(5,449)	13,517	326,203	7,996

Loss from continuing operations before tax benefit	(326,275)	(63,213)	(263,062)	326,275	(326,275)
Income tax benefit	(122,789)	(25,707)	(97,082)	122,789	(122,789)

Net loss from continuing operations	(203,486)	(37,506)	(165,980)	203,486	(203,486)
Net loss from discontinued operations	(8,100)	(8,100)	–	8,100	(8,100)

Net loss	$(211,586)	$(45,606)	$(165,980)	$211,586	$(211,586)

Condensed Consolidating Balance Sheets					(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2011	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$–	$1,289,689	$177,320	$(1,319)	$1,465,690
Cash & cash equivalents – restricted	-	783	35,330	–	36,113
Receivables, net	27	707,713	663,412	–	1,371,152
Mortgage loans held for investment	-	513,192	–	–	513,192
Intangible assets and goodwill, net	–	–	1,224,672	–	1,224,672
Investments in subsidiaries	2,664,240	–	19	(2,664,240)	19
Other assets	12,733	365,198	813,966	–	1,191,897

Total assets	$2,677,000	$2,876,575	$2,914,719	$(2,665,559)	$5,802,735

Customer deposits	$–	$1,856,514	$–	$(1,319)	$1,855,195
Long-term debt	–	998,875	50,483	–	1,049,358
FHLB borrowings	–	75,000	–	–	75,000
Short-term borrowings	–	632,566	–	–	632,566
Other liabilities	160	35,406	1,327,367	–	1,362,933
Net intercompany advances	1,849,157	(736,295)	(1,112,862)	–	–
Stockholders’ equity	827,683	14,509	2,649,731	(2,664,240)	827,683

Total liabilities and stockholders’ equity	$2,677,000	$2,876,575	$2,914,719	$(2,665,559)	$5,802,735

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$–	$702,021	$1,102,135	$(111)	$1,804,045
Cash & cash equivalents – restricted	–	6,160	28,190	–	34,350
Receivables, net	57	105,192	412,737	–	517,986
Mortgage loans held for investment, net	-	595,405	–	–	595,405
Intangible assets and goodwill, net	–	–	1,207,879	–	1,207,879
Investments in subsidiaries	3,276,597	–	231	(3,276,597)	231
Other assets	19,014	332,782	722,626	–	1,074,422

Total assets	$3,295,668	$1,741,560	$3,473,798	$(3,276,708)	$5,234,318

Customer deposits	$–	$852,666	$–	$(111)	$852,555
Long-term debt	–	998,605	36,539	–	1,035,144
FHLB borrowings	–	75,000	–	–	75,000
Other liabilities	48,775	153,154	1,629,060	–	1,830,989
Net intercompany advances	1,806,263	(431,696)	(1,374,567)	–	–
Stockholders’ equity	1,440,630	93,831	3,182,766	(3,276,597)	1,440,630

Total liabilities and stockholders’ equity	$3,295,668	$1,741,560	$3,473,798	$(3,276,708)	$5,234,318

Condensed Consolidating Statements of Cash Flows					(in 000s)

Nine Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2011	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash used in operating activities:	$(43,026)	$(725,197)	$(737,195)	$–	$(1,505,418)

Cash flows from investing:
Mortgage loans originated for investment, net	–	45,316	–	–	45,316
Purchase property & equipment	–	–	(51,198)	–	(51,198)
Payments made for business acquisitions, net	–	–	(50,832)	–	(50,832)
Proceeds from sale of businesses, net	–	–	62,298	–	62,298
Loans made to franchisees	–	(90,304)	–	–	(90,304)
Net intercompany advances	467,873	–	–	(467,873)	–
Other, net	–	38,538	10,039	–	48,577

Net cash provided by (used in) investing activities	467,873	(6,450)	(29,693)	(467,873)	(36,143)

Cash flows from financing:
Repayments of short-term borrowings	–	(2,654,653)	–	–	(2,654,653)
Proceeds from short-term borrowings	–	3,286,603	–	–	3,286,603
Customer banking deposits	–	1,003,482	–	(1,208)	1,002,274
Dividends paid	(140,926)	–	–	–	(140,926)
Repurchase of common stock	(283,494)	–	–	–	(283,494)
Proceeds from exercise of stock options	(866)	–	–	–	(866)
Net intercompany advances	–	(315,752)	(152,121)	467,873	–
Other, net	439	(365)	(10,136)	–	(10,062)

Net cash provided by (used in) financing activities	(424,847)	1,319,315	(162,257)	466,665	1,198,876

Effects of exchange rates on cash	–	–	4,330	–	4,330

Net increase (decrease) in cash	–	587,668	(924,815)	(1,208)	(338,355)
Cash – beginning of period	–	702,021	1,102,135	(111)	1,804,045

Cash – end of period	$–	$1,289,689	$177,320	$(1,319)	$1,465,690

Nine Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
January 31, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$11,590	$(1,788,487)	$(872,065)	$–	$(2,648,962)

Cash flows from investing:
Mortgage loans originated for investment, net	–	56,114	–	–	56,114
Purchase property & equipment	–	616	(63,858)	–	(63,242)
Payments made for business acquisitions, net of cash acquired	–	–	(10,828)	–	(10,828)
Proceeds from sale of businesses, net	–	–	66,760	–	66,760
Loans made to franchisees	–	(88,564)	–	–	(88,564)
Net intercompany advances	276,743	–	–	(276,743)	–
Other, net	–	32,468	(1,619)	–	30,849

Net cash provided by (used in) investing activities	276,743	634	(9,545)	(276,743)	(8,911)

Cash flows from financing:
Repayments of short-term borrowings	–	(982,774)	–	–	(982,774)
Proceeds from short-term borrowings	–	2,657,436	–	–	2,657,436
Customer banking deposits	–	1,366,106	–	(943)	1,365,163
Dividends paid	(151,317)	–	–	–	(151,317)
Repurchase of common stock	(154,201)	–	–	–	(154,201)
Proceeds from stock options	15,678	–	–	–	15,678
Net intercompany advances	–	(151,334)	(125,409)	276,743	–
Other, net	1,507	(9,052)	(21,889)	–	(29,434)

Net cash provided by (used in) financing activities	(288,333)	2,880,382	(147,298)	275,800	2,720,551

Effects of exchange rates on cash	–	–	10,336	–	10,336

Net increase (decrease) in cash	–	1,092,529	(1,018,572)	(943)	73,014
Cash – beginning of period	–	241,350	1,419,535	(6,222)	1,654,663

Cash – end of period	$–	$1,333,879	$400,963	$(7,165)	$1,727,677

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Our subsidiaries provide tax preparation, retail banking and various business advisory and consulting services. We are the only company offering a full range of software, online and in-office tax preparation solutions to individual tax clients.

RECENT EVENTS
Historically, refund anticipation loans (RALs) were offered in our US retail tax offices through a contractual relationship with HSBC Holdings plc (HSBC). We purchased a 49.9% participation interest in all RALs obtained through our retail offices. In December 2010, HSBC terminated its contract with us based on restrictions placed on HSBC by its regulator and, therefore, RALs are not being offered in our tax offices this tax season. In connection with the contract termination, we obtained the remaining rights to collect on the outstanding balances of RALs originated in years 2006 and later. The impact of this is discussed in the Tax Services segment results below.

TAX SERVICES
This segment primarily consists of our income tax preparation businesses – retail, online and software. This segment includes our tax operations in the U.S., Canada and Australia. Additionally, this segment includes the product offerings and activities of H&R Block Bank (HRB Bank) that primarily support the tax network, our prior participations in refund anticipation loans, and our commercial tax businesses, which provide tax preparation software to CPAs and other tax preparers.

Tax Services – Operating Statistics (U.S. only)

	Three Months Ended January 31,
	2011	2010

Tax returns prepared (in 000s): (1) Company-owned operations	2,046	2,292
Franchise operations	1,382	1,347

Total retail operations	3,428	3,639

Software	601	635
Online	942	719
Free File Alliance	167	201

Total digital tax solutions	1,710	1,555

	5,138	5,194

Net average fee per tax return prepared: (2) Company-owned operations	$191.20	205.06
Franchise operations	175.03	181.20

	$184.68	$196.23

Offices:
Company-owned	5,921	6,431
Company-owned shared locations(3)	572	760

Total company-owned offices	6,493	7,191

Franchise	4,178	3,909
Franchise shared locations(3)	397	406

Total franchise offices	4,575	4,315

	11,068	11,506

(1)	Fiscal year 2011 returns include approximately 69,000 and 35,000 company-owned and franchise returns, respectively, which were completed and ready to file at January 31, 2011, but could not be filed due to delays by the IRS in processing returns including Schedule A. Revenue related to these returns was deferred at January 31, 2011 and will be recognized in our fourth quarter. Fiscal year 2010 returns include approximately 102,000 returns prepared in offices we sold or franchised in fiscal year 2011. Tax returns prepared in these offices are presented within company-owned operations for fiscal year 2010.

(2)	Calculated as net tax preparation fees divided by retail tax returns prepared.

(3)	Shared locations include offices located within Sears and other third-party businesses.

Tax Services – Operating Results				(in 000s)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010

Tax preparation fees	$387,558	$485,277	$485,693	$578,207
Fees from refund anticipation checks	74,010	31,119	75,321	32,593
Royalties	72,008	75,174	84,640	84,836
Interest income on Emerald Advance	46,132	36,867	47,590	39,944
Fees from Emerald Card activities	18,864	21,814	36,132	42,933
Loan participation and related fees	16,252	38,163	17,144	38,463
Fees from Peace of Mind guarantees	11,524	11,079	59,882	58,122
Other	46,462	48,192	68,974	69,855

Total revenues	672,810	747,685	875,376	944,953

Compensation and benefits:
Field wages	178,006	208,466	269,443	302,783
Other wages	27,963	29,634	84,955	88,355
Benefits and other compensation	39,475	44,023	91,872	85,134

	245,444	282,123	446,270	476,272
Marketing and advertising	97,419	87,670	117,938	109,770
Occupancy and equipment	90,211	98,625	260,977	279,568
Bad debt	92,228	56,762	94,654	59,034
Depreciation and amortization	22,450	23,226	67,413	67,952
Supplies	11,049	15,409	18,273	23,255
Goodwill impairment	22,700	–	22,700	–
Other	86,122	64,676	176,079	155,659
Loss (gain) on sale of tax offices, net	1,073	(11,995)	(4,063)	(13,584)

Total expenses	668,696	616,496	1,200,241	1,157,926

Pretax income (loss)	$4,114	$131,189	$(324,865)	$(212,973)

Three months ended January 31, 2011 compared to January 31, 2010
Tax Services’ revenues decreased $74.9 million, or 10.0%, for the three months ended January 31, 2011 compared to the prior year. Tax preparation fees decreased $97.7 million, or 20.1%, primarily due to a decline of 10.7% in tax returns prepared in company-owned offices coupled with a decline of 6.8% in our net average charge. Declines in tax returns prepared were primarily the result of an industry-wide slow start to the tax season, which resulted in part from an IRS delay in processing returns including Schedule A. Additionally, we deferred $17.4 million of revenue related to tax returns prepared which we were unable to file electronically with the IRS due to the processing delay. This revenue will be recognized in our fourth quarter. Our net average charge declined due to the IRS processing delay, which primarily impacted more complex filings with higher fees, and new client growth resulting from our promotion of a free Federal EZ filing. We expect our net average charge for the full fiscal year will be between 2% and 4% lower than the average in fiscal year 2010. We also expect tax returns prepared for the full fiscal year to increase 0.5% to 1.5%
The business of our Tax Services segment is highly seasonal and results for our third quarter represent only a small portion of the tax season. Third quarter results are not indicative of the results we expect for the entire fiscal year. Tax returns prepared in company-owned and franchise offices through February 28, 2011 increased 3.2% from the prior year compared with a 5.8% decrease through January 31.
Fees earned on refund anticipation checks (RACs) increased $42.9 million, or 137.8%, primarily due to an increase in the number of RACs issued as a portion of our clients chose to receive their refunds via RAC, as an alternative to a RAL.
RALs were historically offered to our clients by HSBC. In December 2010, HSBC terminated its contract with us based on restrictions placed on HSBC by its regulator and, therefore, RALs are not being offered this tax season. Current quarter revenues include the recognition of net deferred fees from HSBC of $16.3 million that would have normally been recognized over the 2011 tax season, but was accelerated upon the termination of our contract with HSBC. This compares with revenues resulting from loans participations and related fees in the prior year of $38.2 million. Termination of this contract could have adverse effects on our operating results this fiscal year, including declines in tax returns prepared as a result of clients seeking alternate preparers who continue to offer RALs, and declines in settlement product and related revenues to the extent prior RAL clients do not purchase a RAC or change their refund disbursement elections. A decline in clients could have other adverse impacts, including increased credit losses on loan balances with those clients.
Interest income earned on Emerald Advance lines of credit (EAs) increased $9.3 million, or 25.1%, over the prior year primarily due to an increase in loan volume, which resulted from offering the product to a wider client base.
Total expenses increased $52.2 million, or 8.5%, for the three months ended January 31, 2011. Compensation and benefits decreased $36.7 million, or 13.0%, primarily due to lower commission-based wages and related payroll taxes resulting from the decline in the number of tax returns prepared. Marketing and advertising expenses increased $9.7 million, or 11.1%, as a result of additional media spend focused on early-season clients. Occupancy and equipment expenses decreased $8.4 million, or 8.5%, primarily due to the decline in the number of offices. Bad debt expense increased $35.5 million, or 62.5%, primarily due to increased volumes on EAs and RACs, which typically have higher bad debt rates than RALs. Additionally, bad debt was negatively impacted by a decline in tax returns prepared for certain client segments. During the current quarter, we recorded a $22.7 million impairment of goodwill in an ancillary reporting unit, as discussed in note 7 to the condensed consolidated financial statements. Other expenses increased $21.4 million, or 33.2%, primarily due to $17.5 million in incremental legal accruals recorded in the current quarter.
During the current quarter, we recognized net losses of $1.1 million on the sale of certain company-owned offices to franchises, compared to gains of $12.0 million in the prior year.
Pretax income for the three months ended January 31, 2011 and 2010 was $4.1 million and $131.2 million, respectively.

Nine months ended January 31, 2011 compared to January 31, 2010
Tax Services’ revenues decreased $69.6 million, or 7.4%, for the nine months ended January 31, 2011 compared to the prior year. Tax preparation fees decreased $92.5 million, or 16.0%, primarily due to a decline in tax returns prepared in company-owned offices coupled with a decline in our net average charge. These declines were the result of an industry-wide slow start to the tax season, which resulted in part due to the IRS’ delay in accepting certain forms that were updated for changes in tax laws. Additionally, we deferred $17.4 million of revenue related to tax returns prepared which were not filed electronically with the IRS due to the IRS acceptance delay.
Fees earned on RACs increased $42.7 million, or 131.1%, primarily due to an increase in the number of RACs issued as a portion of our clients chose to receive their refunds via RAC, as an alternative to a RAL.
As a result of RALs not being offered this tax season, revenue related to RAL participations and related fees were $21.3 million lower than in the prior year.
Emerald Card revenues declined $6.8 million, or 15.8%, as a result of fewer income tax refunds funding directly to our prepaid debit cards, primarily due to the decline in clients.
Interest income earned on EAs increased $7.6 million, or 19.1%, over the prior year primarily due to an increase in EAs, which resulted from offering the product to a wider client base.
Total expenses increased $42.3 million, or 3.7%, for the nine months ended January 31, 2011. Compensation and benefits decreased $30.0 million, or 6.3%, primarily due to lower commission-based wages resulting from the decline in the number of tax returns prepared. This decline was partially offset by severance costs and related payroll taxes recorded during the first quarter of this year. Marketing and advertising expenses increased $8.2 million, or 7.4%, as a result of additional media spend focused on early-season clients. Occupancy and equipment expenses decreased $18.6 million, or 6.6%, primarily due to the decrease in the number of offices. Bad debt expense increased $35.6 million, or 60.3%, primarily due to increased volumes on RACs and EAs, which typically have higher bad debt rates than RALs. During the current year, we recorded a $22.7 million impairment of goodwill in an ancillary reporting unit, as discussed in note 7 to the condensed consolidated financial statements. Other expenses increased $20.4 million, or 13.1%, primarily due to $16.2 million in incremental legal accruals recorded in the current year.

During the current year, we recognized net gains of $4.1 million on the sale of certain company-owned offices to franchises, compared to $13.6 million in the prior year.
The pretax loss for the nine months ended January 31, 2011 and 2010 was $324.9 million and $213.0 million, respectively.

BUSINESS SERVICES
This segment consists of RSM McGladrey, Inc. (RSM), a national firm offering tax, consulting and accounting services and capital market services to middle-market companies.

Business Services – Operating Results				(in 000s)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010

Tax services	$84,078	$79,707	$277,068	$269,988
Business consulting	60,015	70,499	186,215	192,490
Accounting services	9,143	11,716	29,238	35,123
Capital markets	3,952	3,225	7,824	5,754
Reimbursed expenses	3,920	5,658	16,047	16,011
Other	10,201	7,677	33,053	43,336

Total revenues	171,309	178,482	549,445	562,702

Compensation and benefits	119,508	116,606	385,424	400,295
Occupancy	9,805	14,678	34,376	33,601
Depreciation	4,801	5,224	14,336	16,054
Marketing and advertising	2,779	4,733	16,952	14,287
Amortization of intangible assets	2,888	2,896	8,781	8,803
Other	22,941	45,567	73,025	99,389

Total expenses	162,722	189,704	532,894	572,429

Pretax income (loss)	$8,587	$(11,222)	$16,551	$(9,727)

Three months ended January 31, 2011 compared to January 31, 2010
Business Services’ revenues for the three months ended January 31, 2011 decreased $7.2 million, or 4.0% from the prior year. Tax services revenues increased primarily as a result of the acquisition of Caturano & Company, Inc. (Caturano), as discussed in note 2 to the condensed consolidated financial statements. Business consulting revenues declined $10.5 million, or 14.9%, primarily due to the slowdown of services performed on a large multi-year engagement in our consulting practice.
Total expenses decreased $27.0 million, or 14.2%, from the prior year. Other expenses declined $22.6 million, or 49.7%, primarily due to a $15.0 million impairment of goodwill and litigation costs recorded in the prior year.
Pretax income for the three months ended January 31, 2011 was $8.6 million compared to a loss of $11.2 million in the prior year.

Nine months ended January 31, 2011 compared to January 31, 2010
Business Services’ revenues for the nine months ended January 31, 2011 decreased $13.3 million, or 2.4% from the prior year. Tax services revenues increased primarily as a result of the acquisition of Caturano. Business consulting revenues declined $6.3 million, or 3.3%, primarily due to the slowdown of services performed on a large multi-year engagement in our consulting practice. Other revenues declined $10.3 million, or 23.7%, primarily as a result of a reduction in management fees received related to the new administrative services agreement with McGladrey & Pullen LLP (M&P), as discussed in note 12 to the condensed consolidated financial statements.
Total expenses decreased $39.5 million, or 6.9%, from the prior year. Compensation and benefits decreased $14.9 million, or 3.7%, primarily due to reduced spend on employee insurance benefits and a reduction of costs directly related to the large multi-year consulting engagement detailed above.
Other expenses declined $26.4 million, or 26.5%, primarily due to a $15.0 million impairment of goodwill and litigation costs recorded in the prior year.
Pretax income for the nine months ended January 31, 2011 was $16.6 million compared to a loss of $9.7 million in the prior year.

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

Corporate – Operating Results				(in 000s)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010

Interest income on mortgage loans held for investment	$5,923	$7,567	$18,771	$23,535
Other	1,440	1,118	5,253	5,248

Total revenues	7,363	8,685	24,024	28,783

Interest expense	21,715	19,762	63,364	58,636
Provision for loan losses	7,800	9,050	24,100	36,050
Compensation and benefits	6,643	11,805	29,307	38,592
Other, net	1,355	(9,416)	(1,176)	(920)

Total expenses	37,513	31,201	115,595	132,358

Pretax loss	$(30,150)	$(22,516)	$(91,571)	$(103,575)

Three months ended January 31, 2011 compared to January 31, 2010
Compensation and benefits declined $5.2 million, or 43.7%, primarily due to reductions in force during the current year. Other expenses increased $10.8 million primarily due to a gain of $9.5 million recorded in the prior year on the transfer of liabilities relating to previously retained insurance risk to a third-party, which is reported above as a reduction of other expenses, net.

Nine months ended January 31, 2011 compared to January 31, 2010
Interest income earned on mortgage loans held for investment decreased $4.8 million, or 20.2%, from the prior year, primarily as a result of declining rates and non-performing loans. The provision for loan losses declined $12.0 million from the prior year as a result of the continued run-off of our portfolio. Compensation and benefits declined $9.3 million, or 24.1%, primarily due to reductions in force.

Income Taxes
Our effective tax rate for continuing operations was 40.3% and 37.6% for the nine months ended January 31, 2011 and 2010, respectively. This increase resulted from a decline in gains from investments in company-owned life insurance assets which are not subject to tax, an increase in the state effective tax rate and other favorable net discrete adjustments booked in the current year compared to unfavorable adjustments recorded in the prior year. During the current quarter, the increase in our base tax rate, coupled with a discrete adjustment to taxes for the release of a valuation allowance due to changes in certain state tax positions, resulted in a tax benefit of $13.1 million on a consolidated pretax loss of $17.4 million. We expect our effective tax rate for full fiscal year 2011 to be approximately 39%.

Discontinued Operations
Sand Canyon Corporation (“SCC”, previously known as Option One Mortgage Corporation) ceased originating mortgage loans in December of 2007 and, in April 2008, sold its servicing assets and discontinued its remaining operations. The sale of servicing assets did not include the sale of any mortgage loans. SCC retained contingent liabilities that arose from the operations of SCC prior to its disposal, including certain mortgage loan repurchase obligations, contingent liabilities associated with litigation and related claims, lease commitments, and employee termination benefits. SCC also retained residual interests in certain mortgage loan securitization transactions prior to cessation of its origination business. The net loss from discontinued operations totaled $8.3 million and $13.6 million for the three and nine months ended January 31, 2011 compared to $3.0 million and $8.1 million for the three and nine months ended January 31, 2010. Increased losses are primarily attributable to higher litigation costs.

In connection with the securitization and sale of mortgage loans, SCC made certain representations and warranties. In the event that there is a breach of a representation and warranty and such breach materially and adversely affects the value of a mortgage loan, SCC may be obligated to repurchase a loan or otherwise indemnify certain parties for losses incurred as a result of loan liquidation. Losses on valid claims totaled $7.7 million and $8.2 million for the nine months ended January 31, 2011 and 2010, respectively. Additionally, SCC made payments of $25.6 million under its indemnity obligation dated April 2008.
These amounts were recorded as reductions of our loan repurchase liability. Claims received since May 1, 2008 are as follows:

(in millions)

	Fiscal Year 2009				Fiscal Year 2010				Fiscal Year 2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Total

Loan Origination Year:
2005	$40	$21	$1	$–	$–	$15	$–	$–	$6	$1	$–	$84
2006	89	10	111	7	2	57	4	45	100	15	29	469
2007	43	10	85	15	4	11	7	–	3	5	4	187

Total	$172	$41	$197	$22	$6	$83	$11	$45	$109	$21	$33	$740

Note: The table above excludes amounts related to an indemnity agreement dated April 2008, which is discussed below.

SCC has recorded a liability for estimated contingent losses related to representation and warranty claims as of January 31, 2011, of $155.0 million, which represents SCC’s best estimate of the probable loss that may occur. This overall liability amount includes $24.2 million, which was established under an indemnity agreement dated April 2008 with a specific counterparty in exchange for a full and complete release of such party’s ability to assert representation and warranty claims. This indemnity agreement was given as part of obtaining the counterparty’s consent to SCC’s sale of its mortgage servicing business in 2008. During the current quarter, payments totaling $25.6 million were made under this agreement. We expect the remaining obligation of $24.2 million to be paid in the fourth quarter of this fiscal year.
The recorded liability represents SCC’s estimate of losses from future claims where assertion of a claim and a related contingent loss are both deemed probable. Because the rate at which future claims may be deemed valid and loss severity rates may differ significantly from historical experience, SCC is not able to estimate reasonably possible loss outcomes in excess of its current accrual. A 1% increase in both assumed validity rates and loss severities would result in losses above SCC’s accrual of approximately $21 million. This sensitivity is hypothetical and is intended to provide an indication of the impact of a change in key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.
While SCC uses the best information available to it in estimating its liability, assessing the likelihood that claims will be asserted in the future and estimating probable losses are inherently difficult to estimate and require considerable management judgment. Although net losses on settled claims since May 1, 2008 have been within initial loss estimates, to the extent that the level of claims asserted, the level of valid claim volumes, the counterparties asserting claims, the nature of claims, or the value of residential home prices differ in the future from current estimates, future losses may be greater than the current estimates and those differences may be significant.

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
Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under our unsecured committed lines of credit (CLOCs), we believe, that in the absence of any unexpected developments, our existing sources of capital at January 31, 2011 are sufficient to meet our operating needs.

CASH FROM OPERATING ACTIVITIES – Cash used in operations totaled $1.5 billion for the first nine months of fiscal year 2011, compared with $2.6 billion for the same period last year. The decrease was primarily due to the lack of RAL participations purchased in the current year. See discussion under Recent Events at the beginning of Part I, Item 2.
CASH FROM INVESTING ACTIVITIES – Cash used in investing activities totaled $36.1 million for the first nine months of fiscal year 2011, compared to $8.9 million in the same period last year.
Mortgage Loans Held for Investment. We received net payments of $45.3 million and $56.1 million on our mortgage loans held for investment for the first nine months of fiscal years 2011 and 2010, respectively. Cash payments declined primarily due to non-performing loans and continued run-off of our portfolio.
Purchases of Property and Equipment. Total cash paid for property and equipment was $51.2 million and $63.2 million for the first nine months of fiscal years 2011 and 2010, respectively.
Business Acquisitions. Total cash paid for acquisitions was $50.8 million and $10.8 million during the nine months ended January 31, 2011 and 2010, respectively. In July 2010 our Business Services segment acquired a Boston-based accounting firm, and cash used in investing activities includes payments totaling $32.6 million related to this acquisition. See additional discussion in note 2 to the condensed consolidated financial statements.
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
Sales of Businesses. Proceeds from the sales of businesses totaled $62.3 million and $66.8 million for the nine months ended January 31, 2011 and 2010, respectively. During the first nine months of fiscal year 2011, we sold 280 tax offices to franchisees, compared to the sale of 267 tax offices in the prior year. The majority of these sales were financed through affiliate loans.
Loans Made to Franchisees. Loans made to franchisees totaled $90.3 million and $88.6 million for the nine months ended January 31, 2011 and 2010, respectively. These amounts included both the financing of sales of tax offices and franchisee draws under our Franchise Equity Lines of Credit (FELCs).
CASH FROM FINANCING ACTIVITIES – Cash provided by financing activities totaled $1.2 billion for the first nine months of fiscal year 2011, compared to $2.7 billion in the same period last year.
Short-Term Borrowings. We had commercial paper borrowings of $632.6 million at January 31, 2011, compared to $792.6 million at the same time last year. These borrowings were used to fund our off-season losses and cover our seasonal working capital needs. We also had other short-term borrowings of $882.5 million outstanding at January 31, 2010 to fund our participation interests in RALs. Our commercial paper borrowings peaked at $674.7 million in the current year.
Customer Banking Deposits. Customer banking deposits increased $1.0 billion for the nine months ended January 31, 2011 compared to an increase of $1.4 billion in the prior year. We utilize cash provided by deposit balances as a funding source for our Emerald Advance lines of credit during the tax season.
Dividends. We have consistently paid quarterly dividends. Dividends paid totaled $140.9 million and $151.3 million for the nine months ended January 31, 2011 and 2010, respectively.
Repurchase and Retirement of Common Stock. During the nine months ended January 31, 2011, we purchased and immediately retired 19.0 million shares of our common stock at a cost of $279.9 million. We may continue to repurchase and retire common stock or retire treasury stock in the future.
Issuances of Common Stock. Cash used for the issuance of common stock totaled $0.9 million for the nine months ended January 31, 2011 compared to proceeds of $15.7 million for the prior year. This decline is due to a reduction in stock option exercises and the related tax benefits.

BORROWINGS
The following chart provides the debt ratings for Block Financial LLC (BFC) as of January 31, 2011 and April 30, 2010:

	January 31, 2011					April 30, 2010

	Short-term		Long-term		Outlook	Short-term		Long-term		Outlook

Moody’s	P-2		Baa2		Negative	P-2		Baa1		Stable
S&P(1)	A-2		BBB		Negative	A-2		BBB		Positive
DBRS	R-2 (high	)	BBB (high	)	Stable	R-2 (high	)	BBB (high	)	Positive

At January 31, 2011, we maintained a committed line of credit (CLOC) agreement to support commercial paper issuances, general corporate purposes or for working capital needs. This facility provides funding up to $1.7 billion and matures July 31, 2013. This facility bears interest at an annual rate of LIBOR plus 1.30% to 2.80% or PRIME plus 0.30% to 1.80% (depending on the type of borrowing) and includes an annual facility fee of 0.20% to 0.70% of the committed amounts, based on our credit ratings. Covenants in the new facility are substantially similar to those in the previous CLOCs including: (1) maintenance of a minimum net worth of $650.0 million on the last day of any fiscal quarter; and (2) reduction of the aggregate outstanding principal amount of short-term debt, as defined in the agreement, to $200.0 million or less for thirty consecutive days during the period March 1 to June 30 of each year (“Clean-down requirement”). At January 31, 2011, we were in compliance with these covenants and had net worth of $827.7 million. We had no balance outstanding under the CLOCs at January 31, 2011.
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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and

15d-15(e)). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

RSM McGladrey Litigation
RSM EquiCo, its parent and certain of its subsidiaries and affiliates, are parties to a class action filed on July 11, 2006 and styled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. (the “RSM Parties”), Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations relating to business valuation services provided by RSM EquiCo, including allegations of fraud, negligent misrepresentation, breach of contract, conversion and unfair competition. Plaintiffs seek unspecified actual and punitive damages, in addition to pre-judgment interest and attorneys’ fees. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. The defendants filed two requests for interlocutory review of the decision, the last of which was denied by the Supreme Court of California on September 30, 2009. A trial date has been set for May 2011.
The certified class consists of RSM EquiCo’s U.S. clients who signed platform agreements and for whom RSM EquiCo did not ultimately market their business for sale. A portion of our loss contingency accrual is related to this matter for the amount of loss that we consider probable and estimable, although it is possible that our losses could exceed the amount we have accrued. The fees paid to RSM EquiCo in connection with these agreements total approximately $185 million, a number which substantially exceeds the equity of RSM EquiCo. Plaintiffs seek to recover restitution in an amount equal to the fees paid, in addition to punitive damages and attorney fees. We believe the RSM Parties have meritorious defenses to the case and intend to defend the case vigorously. The amount claimed in this action is substantial and could have a material adverse impact on our consolidated results of operations. There can be no assurance regarding the outcome of this matter.
On December 7, 2009, a lawsuit was filed in the Circuit Court of Cook County, Illinois (2010-L-014920) against M&P, RSM and H&R Block styled Ronald R. Peterson ex rel. Lancelot Investors Fund, L.P., et al. v. McGladrey & Pullen LLP, et al. The case was removed to the United States District Court for the Northern District of Illinois on December 28, 2009 (Case No. 1:10-CV-00274). The complaint, which was filed by the trustee for certain bankrupt investment funds, seeks unspecified damages and asserts claims against RSM for vicarious liability and alter ego liability and against H&R Block for equitable restitution relating to audit work performed by M&P. The amount claimed in this case is substantial. On November 3, 2010, the court dismissed the case against all defendants in its entirety with prejudice. The trustee has filed an appeal to the Seventh Circuit Court of Appeals, which remains pending.
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

Litigation and Claims Pertaining to Discontinued Mortgage Operations
Although mortgage loan origination activities were terminated and the loan servicing business was sold during fiscal year 2008, SCC and HRB remain subject to investigations, claims and lawsuits pertaining to its loan origination and servicing activities that occurred prior to such termination and sale. These investigations, claims and lawsuits include actions by state attorneys general, other state and federal regulators, municipalities, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these investigations, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, public nuisance, fraud, and violations of securities laws, the Truth in Lending Act, Equal Credit Opportunity Act and the Fair Housing Act. In the current non-prime mortgage environment, the number of these investigations, claims and lawsuits has increased over historical experience and is likely to continue at increased levels. The amounts claimed in these investigations, claims and lawsuits are substantial in some instances, and the ultimate resulting liability is difficult to predict and thus cannot be reasonably estimated. In the event of unfavorable outcomes, the amounts that may be required to pay in the discharge of liabilities or settlements could be substantial and, because SCC’s operating results are included in our consolidated financial statements, could have a material adverse impact on our consolidated results of operations.
On June 3, 2008, the Massachusetts Attorney General filed a lawsuit in the Superior Court of Suffolk County, Massachusetts (Case No. 08-2474-BLS) styled Commonwealth of Massachusetts v. H&R Block, Inc., et al., alleging unfair, deceptive and discriminatory origination and servicing of mortgage loans and seeking equitable relief, disgorgement of profits, restitution and statutory penalties. In November 2008, the court granted a preliminary injunction limiting the ability of the owner of SCC’s former loan servicing business to initiate or advance foreclosure actions against certain loans originated by SCC or its subsidiaries without (1) advance notice to the Massachusetts Attorney General and (2) if the Attorney General objects to foreclosure, approval by the court. An appeal of the preliminary injunction was denied. A trial date has been set for June 2011. A portion of our loss contingency accrual is related to this matter for the amount of loss that we consider probable and estimable. We do not believe losses in excess of our accrual would be material to our financial statements, although it is possible that our losses could exceed the amount we have accrued. We and SCC believe we have meritorious defenses to the claims presented and intend to defend them vigorously. There can be no assurances, however, as to its outcome or its impact on our consolidated results of operations.
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

Other Claims and Litigation
We have been named in several wage and hour class action lawsuits throughout the country, respectively styled Alice Williams v. H&R Block Enterprises LLC, Case No.RG08366506 (Superior Court of California, County of Alameda, filed January 17, 2008) (alleging improper classification of office managers in California); Arabella Lemus v. H&R Block Enterprises LLC, et al., Case No. CGC-09-489251 (United States District Court, Northern District of California, filed June 9, 2009) (alleging failure to timely pay compensation to tax professionals in California and to include itemized information on wage statements); Delana Ugas v. H&R Block Enterprises LLC, et al., Case No. BC417700 (United States District Court, Central District of California, filed July 13, 2009) (alleging failure to compensate tax professionals in California and eighteen other states for all hours worked and to provide meal periods); and Barbara Petroski v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00075 (United States District Court, Western District of Missouri, filed January 25, 2010) (alleging failure to compensate tax professionals nationwide for off-season training). A class was certified in the Lemus case in December 2010 consisting of all tax professionals who worked in company-owned offices in California from 2007 to 2010. The plaintiffs in the wage and hour class action lawsuits seek actual damages, pre-judgment interest and attorneys’ fees, in addition to statutory penalties under California and federal law, which could equal up to 30 days of wages per tax season for class members who worked in California. The potential loss related to the wage and hour class action lawsuits cannot be reasonably estimated, but our losses could exceed the amount we have accrued. We believe we have meritorious defenses to the claims in these cases and intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances and the ultimate liability with respect to these matters is difficult to predict. There can be no assurances as to the outcome of these cases or their impact on our consolidated results of operations, individually or in the aggregate.
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

ITEM 1A. RISK FACTORS

The elimination of the IRS debt indicator has caused federal and state regulators to scrutinize the RAL underwriting practices of third-party financial institutions that provide RALs.

In August 2010, the Internal Revenue Service (IRS) announced that, as of the beginning of the upcoming tax season, it would no longer furnish the debt indicator (DI), to tax preparers or financial institutions. The DI is an underwriting tool that lenders use when considering whether to loan money to taxpayers who apply for a RAL, which is short term loan, secured by the taxpayer’s federal tax refund.
On December 23, 2010, HSBC terminated its contract with us to provide RALs in our retail tax offices based on restrictions placed on HSBC by its regulators due to the DI no longer being available. As a result, RALs were not offered in our retail tax offices this tax season. Subsequently, two other banks offering RALs this tax season through our competitors announced that due to regulatory concerns they will not be offering RALs next tax season. Additionally, a third bank offering RALs this tax season through our competitors announced that it was appealing a notice it had received from its regulator that its practice of originating RALs without the DI is “unsafe and unsound” and has recently filed a lawsuit in federal court against its regulator. Based on these developments and the overall limited amount of banks that offer RALs, there can be no assurances as to the availability of RALs in our retail tax offices in the future.
In addition, termination of the contract with HSBC could have adverse effects on our operating results this fiscal year, including declines in tax returns prepared as a result of clients seeking alternate preparers who continue to offers RALs this tax season, and declines in settlement product and related revenues to the extent prior RAL clients do not purchase a refund anticipation check or change their refund disbursement elections. A decline in clients could have other adverse impacts, including increased credit losses on loan balances with those clients.

Recent legislative and regulatory reforms may have a significant impact on our business, results of operations and financial condition.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Reform Act) was signed into law, which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets.
The full impact of the Reform Act is difficult to assess because many provisions require federal agencies to adopt implementing regulations. In addition, the Reform Act mandates multiple studies, which could result in additional legislative or regulatory action. The Reform Act, as well as other legislative and regulatory changes, could have a significant impact on us and on our subsidiary, HRB Bank, by, for example, requiring us to change our business practices, requiring us to meet more stringent capital, liquidity and leverage ratio requirements, limiting our ability to pursue business opportunities, imposing additional costs on us, limiting fees we can charge for services, impacting the value of our assets, or otherwise adversely affecting our businesses. Specific provisions of the Reform Act include:

•	changes to the thrift supervisory structure as the responsibility and authority of the Office of Thrift Supervision moves to the Office of the Comptroller of the Currency in July 2011;
•	changes which may require the Company, as a thrift holding company, to meet regulatory capital, liquidity, leverage or other standards;
•	regulation of interchange fees charged by payment card issuers for transactions in which a person uses a debit or general-use prepaid card, and enforcement of a new statutory requirement that such fees be reasonable and proportional to the actual cost of the transaction to the issuer; and
•	establishment of a Consumer Financial Protection Bureau with broad authority to implement new consumer protection regulations.
The effect of the Reform Act on our business and operations could be significant, depending upon final implementation of regulations, the actions of our competitors and the behavior of other marketplace participants. In addition, we may be required to invest significant management time and resources to address the various provisions of the Reform Act and the numerous regulations that are required to be issued under it. The

Reform Act and any related legislation or regulations could have a material adverse effect on our business, results of operations and financial condition.
There have been no other material changes in our risk factors from those reported at April 30, 2010 in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our purchases of H&R Block common stock during the third quarter of fiscal year 2011 is as follows:

(in 000s, except per share amounts)
			Total Number of Shares	Maximum $Value
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased(1)	per Share	Plans or Programs(2)	the Plans or Programs

November 1 – November 30	1	$11.63	-	$1,371,957
December 1 – December 31	-	$-	-	$1,371,957
January 1 – January 31	1	$11.91	-	$1,371,957

(1)	We purchased 2,067 shares in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on nonvested shares.

(2)	In June 2008, our Board of Directors rescinded previous authorizations to repurchase shares of our common stock, and approved an authorization to purchase up to $2.0 billion of our common stock through June 2012.

ITEM 6. EXHIBITS

31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Extension Calculation Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase
101	.REF	XBRL Taxonomy Extension Reference Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

Alan M. Bennett
President and Chief Executive Officer
March 9, 2011

Jeffrey T. Brown
Senior Vice President and
Chief Financial Officer
March 9, 2011

Colby R. Brown
Vice President and
Corporate Controller
March 9, 2011