Form 10-K
period 2011-04-30
H&R BLOCK INC
filed 2011-06-23
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on October 31, 2010, was $3,564,690,812.

Number of shares of the registrant’s Common Stock, without par value, outstanding on May 31, 2011: 305,383,646.

Documents incorporated by reference

The definitive proxy statement for the registrant’s Annual Meeting of Shareholders, to be held September 14, 2011, is incorporated by reference in Part III to the extent described therein.

2011 FORM 10-K AND ANNUAL REPORT

	Introduction and Forward-Looking Statements	1

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	12
Item 3.	Legal Proceedings	12

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 8.	Financial Statements and Supplementary Data	34
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
Item 9A.	Controls and Procedures	79
Item 9B.	Other Information	79

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	81
Item 11.	Executive Compensation	82
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	82
Item 13.	Certain Relationships and Related Transactions, and Director Independence	82
Item 14.	Principal Accounting Fees and Services	82

PART IV
Item 15.	Exhibits and Financial Statement Schedules	82
	Signatures	83
	Exhibit Index	84
EX-3.1
EX-3.2
EX-10.6
EX-10.33
EX-10.34
Ex-12
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

INTRODUCTION AND FORWARD-LOOKING STATEMENTS
Specified portions of our proxy statement are listed as “incorporated by reference” in response to certain items. Our proxy statement will be made available to shareholders in August 2011, and will also be available on our website at www.hrblock.com.
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
  NEW DEVELOPMENTS – Historically, refund anticipation loans (RALs) were offered in our US retail tax offices through a contractual relationship with HSBC Holdings plc (HSBC). We purchased a 49.9% participation interest in all RALs obtained through our retail offices. In December 2010, HSBC terminated its contract with us based on restrictions placed on them by their regulator and RALs were not offered in our tax offices this tax season. In connection with the contract termination, we obtained the remaining rights to collect on the outstanding balances of RALs originated in years 2006 and later. The impact of this is discussed in the Tax Services segment results in Item 7.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
See discussion below and in Item 8, note 21 to our consolidated financial statements.

DESCRIPTION OF BUSINESS

TAX SERVICES
GENERAL – Our Tax Services segment is primarily engaged in providing tax return preparation and related services and products in the U.S. and its territories, Canada, and Australia. Major revenue sources include fees earned for tax preparation services performed at company-owned retail tax offices, royalties from franchise retail tax offices, fees for tax-related services, sales of tax preparation software, online tax preparation fees, refund anticipation checks (RACs), fees from activities related to H&R Block Prepaid Emerald MasterCard®, and interest and fees from Emerald Advance lines of credit (EAs). HRB Bank also offers traditional banking services including checking and savings accounts, individual retirement accounts and certificates of deposit. Segment revenues constituted 77.2% of our consolidated revenues from continuing operations for fiscal year 2011, 76.8% for 2010 and 76.7% for 2009.

H&R BLOCK 2011 Form 10K  1

Retail income tax return preparation and related services are provided by tax professionals via a system of retail offices operated directly by us or by franchisees. We also offer our services through seasonal offices located inside major retailers.
TAX RETURNS PREPARED – We, together with our franchisees, prepared 24.5 million tax returns worldwide during fiscal year 2011, compared to 23.2 million in 2010 and 23.9 million in 2009. We prepared 21.4 million tax returns in the U.S. during fiscal year 2011, up from 20.1 million in 2010 and 21.0 million in 2009. Our U.S. tax returns prepared, including those prepared by our franchisees and those prepared and filed at no charge, for the 2011 tax season constituted 16.4% of an Internal Revenue Service (IRS) estimate of total individual income tax returns filed during the fiscal year 2011 tax season. This compares to 15.6% in the 2010 tax season and 15.8% in the 2009 tax season. See Item 7 for further discussion of changes in the number of tax returns prepared.
FRANCHISES – We offer franchises as a way to expand our presence in certain markets. Our franchise arrangements provide us with certain rights designed to protect our brand. Most of our franchisees receive use of our software, access to product offerings and expertise, signs, specialized forms, advertising, initial training and supervisory services, and pay us a percentage, typically approximately 30%, of gross tax return preparation and related service revenues as a franchise royalty in the U.S.
During fiscal years 2011, 2010 and 2009 we sold certain offices to existing franchisees for sales proceeds totaling $65.6 million, $65.7 million and $16.9 million, respectively. The net gain on these transactions totaled $45.1 million, $49.0 million and $14.9 million in fiscal years 2011, 2010 and 2009, respectively. The extent to which we sell company-owned offices will depend upon ongoing analysis regarding the optimal mix of offices for our network, including geographic location, as well as our ability to identify qualified franchisees.
From time to time, we have also acquired the territories of existing franchisees and other tax return preparation businesses, and may continue to do so if future conditions warrant and satisfactory terms can be negotiated. During fiscal year 2009, we acquired the assets and franchise rights of our last major independent franchise operator for an aggregate purchase price of $279.2 million.
OFFICES – A summary of our company-owned and franchise offices is as follows:

April 30,	2011	2010	2009

U.S. OFFICES:
Company-owned offices	5,921	6,431	7,029
Company-owned shared locations(1)	572	760	1,542

Total company-owned offices	6,493	7,191	8,571

Franchise offices	4,178	3,909	3,565
Franchise shared locations(1)	397	406	787

Total franchise offices	4,575	4,315	4,352

	11,068	11,506	12,923

INTERNATIONAL OFFICES:
Canada	1,324	1,269	1,193
Australia	384	374	378

	1,708	1,643	1,571

(1)	Shared locations include offices located within Sears or other third-party businesses. In 2009, these locations also included offices within Wal-Mart stores.

We sold 280, 267 and 76 company-owned offices to franchisees in fiscal years 2011, 2010 and 2009, respectively. We closed more than 1,700 offices in fiscal year 2010, including over 1,000 offices in Wal-Mart stores.
The acquisition of our last major independent franchise operator in fiscal year 2009 included a network of over 600 tax offices, nearly two-thirds of which converted to company-owned offices upon the closing of the transaction, as reflected in the table above.
Offices in shared locations at April 30, 2011 and 2010 consist primarily of offices in Sears stores operated as “H&R Block at Sears.” The Sears license agreement expires in July 2012. Offices in shared locations at April 30, 2009 included offices in Wal-Mart stores. The Wal-Mart agreement expired in May 2009.
SERVICE AND PRODUCT OFFERINGS – In addition to our retail offices, we offer a number of digital tax preparation alternatives. By offering professional and do-it-yourself tax preparation options through multiple channels, we seek to serve our clients in the manner they choose to be served.
We also offer clients a number of options for receiving their income tax refund, including a check directly from the IRS, an electronic deposit directly to their bank account, a prepaid debit card or a RAC.
Software Products. We develop and market H&R Block At Hometm income tax preparation software. H&R Block At Hometm offers a simple step-by-step tax preparation interview, data imports from money management

2   H&R BLOCK 2011 Form 10K

software, calculations, completion of the appropriate tax forms, error checking and electronic filing. Our software products may be purchased online, through third-party retail stores or direct mail.
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
We participate in the Free File Alliance (FFA). This alliance was created by the tax return preparation industry and the IRS, and allows qualified filers with adjusted gross incomes less than $58,000 to prepare and file their federal return online at no charge. We feel this program provides a valuable public service and increases our visibility with new clients, while also providing an opportunity to offer our state return preparation and other services to these clients.
RACs. Refund Anticipation Checks are offered to U.S. clients who would like to either: (1) receive their refund faster and do not have a bank account for the IRS to direct deposit their refund or (2) have their tax preparation fees paid directly out of their refund. A RAC is not a loan and is provided by HRB Bank.
Emerald Advance Lines of Credit. EAs are offered to clients in tax offices from late November through early January, currently in an amount not to exceed $1,000. If the borrower meets certain criteria as agreed in the loan terms, the line of credit can be increased and utilized year-round. These lines of credit are offered by HRB Bank.
H&R Block Prepaid Emerald Mastercard®. The H&R Block Prepaid Emerald MasterCard® allows a client to receive a tax refund from the IRS directly on a prepaid debit card, or to direct RAC proceeds to the card to avoid high-cost check-cashing fees. The card can be used for everyday purchases, bill payments and ATM withdrawals anywhere MasterCard® is accepted. Additional funds can be added to the card account year-round through direct deposit or at participating retail locations. The H&R Block Prepaid Emerald MasterCard® is issued by HRB Bank.
Peace of Mind Guarantee. The Peace of Mind (POM) guarantee is offered to U.S. clients, in addition to our standard guarantee, whereby we (1) represent our clients if audited by the IRS, and (2) assume the cost, subject to certain limits, of additional taxes owed by a client resulting from errors attributable to one of our tax professionals’ work. The POM program has a per client cumulative limit of $5,500 in additional taxes assessed with respect to the federal, state and local tax returns we prepared for the taxable year covered by the program.
Tax Return Preparation Courses. We offer income tax return preparation courses to the public, which teach students how to prepare income tax returns and provide us with a source of trained tax professionals.
CashBack Program. We offer a refund discount (CashBack) program to our customers in Canada. In accordance with current Canadian regulations, if a customer’s tax return indicates the customer is entitled to a tax refund, we issue a check to the client in the amount of the refund, less a discount. The client assigns to us the full amount of the tax refund to be issued by the Canada Revenue Agency (CRA) and the refund check is then sent by the CRA directly to us. In accordance with the law, the discount is deemed to include both the tax return preparation fee and the fee for tax refund discounting. This program is financed by short-term borrowings. The number of returns discounted under the CashBack program in fiscal year 2011 was 821,000, compared to 797,000 in 2010 and 782,000 in 2009.
LOAN PARTICIPATIONS – Since July 1996, we have been a party to agreements with HSBC and its predecessors to participate in RALs provided by a lending bank to H&R Block tax clients. These agreements were effective through June 2011, but were terminated by HSBC in December 2010. The impact of this is discussed in Item 7, under Tax Services operating results. During fiscal year 2006, we signed new agreements with HSBC in which we obtained the right to purchase a 49.9% participation interest in all RALs obtained through our retail offices. We received a signing bonus from HSBC during fiscal year 2006 in connection with these agreements, which was recorded as deferred revenue and was earned over the contract term. Our purchases of the participation interests were financed through short-term borrowings. Revenue from our participation was calculated as the rate of participation multiplied by the fee paid by the borrower to the lending bank. Our RAL participation revenue was $146.2 million and $139.8 million in fiscal years 2010 and 2009, respectively.
SEASONALITY OF BUSINESS – Because most of our clients file their tax returns during the period from January through April of each year, substantially all of our revenues from income tax return preparation and related services and products are earned during this period. As a result, this segment generally operates at a loss through the first eight months of the fiscal year. Peak revenues occur during the applicable tax season, as follows:

United States and Canada Australia	January – April July – October

H&R BLOCK 2011 Form 10K  3

HRB Bank’s operating results are subject to seasonal fluctuations primarily related to the offering of the H&R Block Prepaid Emerald MasterCard® and Emerald Advance lines of credit, and therefore peak in January and February and taper off through the remainder of the tax season.
COMPETITIVE CONDITIONS – We provide both retail and do-it-yourself tax preparation products and services and face substantial competition throughout our businesses. The retail tax services business is highly competitive. There are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services, and we face significant competition from independent tax preparers and CPAs. Certain firms are involved in providing electronic filing services, RALs and RACs to the public. Commercial tax return preparers and electronic filers are highly competitive with regard to price and service and many firms offer services that may include federal and/or state returns at no charge. Additionally, certain tax return preparers were able to offer RALs this tax season while we were not. In terms of the number of offices and personal tax returns prepared and electronically filed in offices, online and via our software, we are one of the largest providers of tax return preparation and electronic filing services in the U.S. We also believe we operate the largest tax return preparation businesses in Canada and Australia.
Do-it-yourself tax preparation options include use of traditional paper forms, digital electronic forms and various forms of digital electronic assistance, including online and desktop software both of which we offer. Our digital tax solutions businesses compete with a number of companies. Based on tax return volumes, Intuit, Inc. is the largest supplier of tax preparation software and online tax preparation services. Many other companies offer digital and online services. Price and marketing competition for digital tax preparation services is intense among value and premium products and many firms offer services that may include federal and/or state returns at no charge.
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
The IRS published final regulations in September 2010 that: (1) require all tax return preparers to use a Preparer Tax Identification Number (PTIN) as their identifying number on federal tax returns filed after December 31, 2010; (2) require all tax return preparers to be authorized to practice before the IRS as a prerequisite to obtaining or renewing a PTIN; (3) caused all previously issued PTINs to expire on December 31, 2010 unless properly renewed; (4) allow the IRS to conduct tax compliance checks on tax return preparers; (5) define the individuals who are considered “tax return preparers” for the PTIN requirement, and (6) set the amount of the PTIN user registration fee at $64.25 per year. The IRS is also conducting background checks on PTIN applicants. The IRS plans to review the amount of the PTIN user registration fee in the summer of 2011 and may adjust the fee amount. The IRS also published final regulations implementing the individual e-file mandate in March 2011.
Other changes are expected to be finalized in calendar year 2011. These include changes to: (1) establish a new class of practitioners who are authorized to practice before the IRS under Circular 230, called “registered tax return preparers” who would be required to (a) pass a competency examination as a prerequisite to becoming a registered tax return preparer, (b) complete annual continuing professional education requirements, and (c) comply with ethical standards; (2) revise the amount of the enrolled agent application and renewal fee; (3) set the amount of a sponsor fee for qualified continuing professional education sponsors; (4) set the amount of

4   H&R BLOCK 2011 Form 10K

the competency examination user fee, and (5) set the amount of the registered tax return preparer application and renewal fee. The IRS also issued interim guidance for tax preparers, which includes allowing certain supervised tax preparers to obtain a PTIN and work on returns without passing a competency exam.
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
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Reform Act) was signed into law, which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The full impact of the Reform Act is difficult to assess because many provisions require federal agencies to adopt implementing regulations. In addition, the Reform Act mandates multiple studies, which could result in additional legislative or regulatory action. In July 2011, the responsibility and authority of the OTS moves to the Office of the Comptroller of the Currency (OCC). The Reform Act, as well as other legislative and regulatory changes, could have a significant impact on us and on our subsidiary, HRB Bank.
See Item 7, “Regulatory Environment” and Item 8, note 20 to the consolidated financial statements for additional discussion of regulatory requirements.
See discussion in Item 1A, “Risk Factors” for additional information.

BUSINESS SERVICES
GENERAL – Our Business Services segment offers tax, consulting and accounting services and capital markets services to middle-market companies. Segment revenues constituted 22.0% of our consolidated revenues from continuing operations for fiscal year 2011, 22.2% for fiscal year 2010 and 22.0% for fiscal year 2009.
This segment consists primarily of RSM, which provides tax and consulting services in 85 cities and 25 states and offers services in 20 of the 25 top U.S. markets.
Effective July 20, 2010, our Business Services segment acquired certain non-attest assets and liabilities of Caturano & Company, Inc. (Caturano), a Boston-based accounting firm, for an aggregate purchase price of $40.2 million. We expect this acquisition to expand our presence in the Boston market. We made cash payments of $32.6 million, including $29.8 million at closing. Payment of the remaining purchase price is deferred and will be paid over the next 13 years. See additional discussion in Item 8, note 2 to the consolidated financial statements.
From time to time, we have acquired related businesses and may continue to do so if future conditions warrant and satisfactory terms can be negotiated.
ALTERNATIVE PRACTICE STRUCTURE WITH McGLADREY & PULLEN LLP – McGladrey & Pullen LLP (M&P) is a limited liability partnership, owned 100% by certified public accountants (CPAs), which provides attest services to middle-market clients.

H&R BLOCK 2011 Form 10K  5

Under state accountancy regulations, a firm cannot provide attest services unless it is properly licensed which requires that the firm be majority-owned and controlled by licensed CPAs. As such, RSM cannot be a licensed CPA firm and cannot provide attest services. Since 1999, RSM and M&P have operated in what is known as an “alternative practice structure” (APS). Through the APS, RSM and M&P offer clients a full range of attest and non-attest services in compliance with applicable accountancy regulations. In fiscal year 2010, RSM and M&P entered into new agreements related to the operation of the APS.
An administrative services agreement between RSM and M&P obligates RSM to provide M&P with administrative services, information technology, office space, non-professional staff, and other infrastructure in exchange for market rate fees from M&P. In addition, the agreement allows for professional staff to be sub-contracted between RSM and M&P at market rates.
All partners of M&P, with the exception of M&P’s Managing Partner, are also managing directors employed by RSM. Approximately 84% of RSM’s managing directors are also partners in M&P. Certain other personnel are also employed by both M&P and RSM. M&P partners receive distributions of M&P’s earnings in their capacity as partners, as well as compensation from RSM in their capacity as managing directors. Distributions to M&P partners are based on the profitability of M&P and are not capped by the APS. Pursuant to the Governance and Operations Agreement, effective May 1, 2010, the aggregate compensation payable to RSM managing directors by RSM in any given year generally equals 67 percent of the combined profits of M&P and RSM less any amounts paid in their capacity as M&P partners. Historically, RSM followed a similar practice, except that the compensation pool for managing directors was based on 65 percent of combined profits, less amounts paid to M&P partners. In practice, this means that variability in the amounts paid to RSM managing directors under these contracts can cause variability in RSM’s operating results. RSM is not entitled to any profits or residual interests of M&P, nor is it obligated to fund losses or capital deficiencies of M&P. Managing directors of RSM have historically participated in stock-based compensation plans of H&R Block. Beginning in fiscal 2011, participation in those plans ceased and was replaced by a non-contributory, non-qualified defined contribution plan.
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
GOVERNMENT REGULATION – Many of the same federal and state regulations relating to tax preparers and the information concerning tax reform and tax preparer registration discussed previously in the Tax Services segment apply to the Business Services segment as well. RSM is not, and is not eligible to be, a licensed public accounting firm and takes measures to ensure that it does not provide any services that require a CPA license. In addition to tax and consulting services, RSM provides wealth management services and, through a separate subsidiary, capital market services. Accordingly, RSM is subject to state and federal regulations governing investment advisors and securities brokers and dealers.
M&P and other accounting firms (collectively, the “Attest Firms”) operate in an alternative practice structure with RSM. Auditor independence rules of the SEC, the Public Company Accounting Oversight Board (PCAOB) and various states apply to the Attest Firms as public accounting firms. In applying its auditor independence rules, the SEC views RSM and its affiliates and the Attest Firms as a single entity and requires that RSM and its affiliates be independent of any SEC audit client of the Attest Firms. The SEC attributes any financial interest or business relationship that RSM or its affiliates has with a client of the Attest Firms as a financial interest or business relationship between the Attest Firms and the client, and applies its auditor independence rules accordingly.
We and the Attest Firms have jointly developed and implemented policies, procedures and controls designed to ensure the Attest Firms’ independence is preserved in compliance with applicable SEC regulations and professional responsibilities. These policies, procedures and controls are designed to monitor and prevent violations of applicable independence rules and include, among other things: (1) informing our officers, directors and other members of senior management concerning auditor independence matters; (2) procedures for monitoring securities ownership; (3) communicating with SEC audit clients regarding the SEC’s interpretation and application of relevant independence rules and guidelines; and (4) requiring RSM employees to comply with the Attest Firms’ independence and relationship policies (including the Attest Firms’ independence compliance questionnaire procedures).
See discussion in Item 1A, “Risk Factors” for additional information.

6   H&R BLOCK 2011 Form 10K

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

EMPLOYEES
We have approximately 7,900 regular full-time employees as of April 30, 2011. The highest number of persons we employed during the fiscal year ended April 30, 2011, including seasonal employees, was approximately 107,200.

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

Our access to liquidity may be negatively impacted as disruptions in credit markets occur, if credit rating downgrades occur or if we fail to meet certain covenants. Funding costs may increase, leading to reduced earnings.
We need liquidity to meet our off-season working capital requirements, to service debt obligations including refinancing of maturing obligations and for other related activities. Our access to and the cost of liquidity could be negatively impacted in the event of credit-rating downgrades or if we fail to meet existing debt covenants. In addition, events could occur which could increase our need for liquidity above current levels.
If rating agencies downgrade our credit rating, the cost of debt would likely increase and capital market access could decrease or become unavailable. Our unsecured committed line of credit (CLOC) is subject to various covenants, including a covenant requiring that we maintain minimum net worth equal to $650.0 million and a requirement that we reduce the aggregate outstanding principal amount of short-term debt (as defined) to $200.0 million or less for a minimum period of thirty consecutive days during the period from March 1 to June 30 of each year. Violation of a covenant could impair our access to liquidity currently available through the CLOC. If current sources of liquidity were to become unavailable, we would need to obtain additional sources of funding, which may not be possible or may be available under less favorable terms.

H&R BLOCK 2011 Form 10K  7

We are subject to potential contingent liabilities related to the loan repurchase obligations of Sand Canyon Corporation, which may result in significant financial losses.
Sand Canyon Corporation (SCC) remains exposed to losses relating to mortgage loans it previously originated. Mortgage loans originated by SCC were sold either as whole-loans to single third-party buyers or in the form of a securitization.
In connection with the securitization and sale of mortgage loans, SCC made certain representations and warranties. These representations and warranties vary based on the nature of the transaction and the buyer’s requirements but generally pertain to the ownership of the loan, the property securing the loan and compliance with applicable laws and SCC underwriting guidelines. In the event that there is a breach of a representation and warranty and such breach materially and adversely affects the value of a mortgage loan, SCC may be obligated to repurchase a loan or otherwise indemnify certain parties for losses incurred as a result of loan liquidation. In some instances, H&R Block, Inc. was required to guarantee SCC’s obligations related to breaches of representations and warranties. These representations and warranties and corresponding repurchase obligations generally are not subject to stated limits or a stated term, but would be subject to statutes of limitations applicable to the contractual provisions.
SCC records a liability for contingent losses relating to representation and warranty claims by estimating loan repurchase and indemnification obligations for both known claims and projections of future claims. To the extent that future valid claim volumes exceed current estimates, or the value of mortgage loans and residential home prices decline, future losses may be greater than these estimates and those differences may be significant. See Item 8, note 18 to the consolidated financial statements for additional information.

SCC is subject to potential investigations and lawsuits stemming from its discontinued mortgage operations, which may result in significant financial losses.
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
We, and/or our subsidiaries, have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation arising in connection with our various business activities. Adverse outcomes related to litigation could result in substantial damages and could cause our earnings to decline. Negative public opinion can also result from our actual or alleged conduct in such claims, possibly damaging our reputation and could cause the market price of our stock to decline. See Item 3, “Legal Proceedings” for additional information.

8   H&R BLOCK 2011 Form 10K

We are subject to operational risk and risks associated with our controls and procedures, which may result in incurring financial and reputational losses.
There is a risk of loss resulting from inadequate or failed processes or systems, theft or fraud. These can occur in many forms including, among others, errors, business interruptions arising from natural disasters or other events, inadequate design and development of products and services, inappropriate behavior of or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements. These events could potentially result in financial losses or other damages. We utilize internally developed processes, internal and external information and technological systems to manage our operations. We are exposed to risk of loss resulting from breaches in the security or other failures of these processes and systems. Our ability to recover or replace our major operational systems and processes could have a significant impact on our core business operations and increase our risk of loss due to disruptions of normal operating processes and procedures that may occur while re-establishing or implementing information and transaction systems and processes. As our businesses are seasonal, our systems must be capable of processing high volumes during peak season. Therefore, service interruptions resulting from system failures could negatively impact our ability to serve our customers, which in turn could damage our brand and reputation, or adversely impact our profitability. Additionally, due to the seasonality of our tax business, we employ a substantial amount of seasonal tax professionals on an annual basis. If we were unable to hire a sufficient amount of seasonal tax professionals, it could negatively impact our ability to serve customers, which in turn could damage our brand and reputation, or adversely impact our profitability.
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

Our businesses may be adversely affected by difficult economic conditions, particularly if unemployment levels do not improve or continue to increase.
The difficult economic conditions we are currently experiencing are frequently characterized by higher unemployment levels and declining consumer and business spending. Poor economic conditions may negatively affect demand and pricing for our services. Higher unemployment levels, especially within client segments we serve, may result in clients no longer being required to file tax returns, electing not to file tax returns, or clients seeking lower cost preparation and filing alternatives. Continued higher unemployment levels may negatively impact our ability to increase tax preparation clients.
In addition to mortgage loans, we also extend secured and unsecured credit to other customers, including EAs to our tax clients. We may incur significant losses on credit we extend, which in turn could reduce our profitability.

Economic conditions that negatively affect housing prices and the job market may result in deterioration in credit quality of our loan portfolio primarily held by HRB Bank, and such deterioration could have a negative impact on our business and profitability.
The overall credit quality of mortgage loans held for investment is impacted by the strength of the U.S. economy and local economic conditions, including residential housing prices. Economic trends that negatively affect housing prices and the job market could result in deterioration in credit quality of our mortgage loan portfolio and a decline in the value of associated collateral. Future interest rate resets could also lead to increased delinquencies in our mortgage loans held for investment. Trends in the residential mortgage loan market continue to reflect high loan delinquencies and lower collateral values. As a result, we recorded loan loss provisions totaling $35.6 million, $47.8 million and $63.9 million during fiscal years 2011, 2010 and 2009, respectively.
Our loan portfolio is concentrated in the states of Florida, California, New York and Wisconsin, which represented 20%, 14%, 17% and 8%, respectively, of our total mortgage loans held for investment at April 30, 2011. No other state held more than 5% of our loan balances. If adverse trends in the residential mortgage loan market continue, particularly in geographic areas in which we own a greater concentration of mortgage loans, we could incur additional significant loan loss provisions.
Mortgage loans purchased from SCC represent 62% of total loans held for investment at April 30, 2011. These loans have experienced higher delinquency rates than other loans in our portfolio, and may expose us to greater risk of credit loss.

H&R BLOCK 2011 Form 10K  9

TAX SERVICES

Government initiatives that simplify tax return preparation or expedite refunds could reduce the need for our services as a third-party tax return preparer. In addition, changes in government regulations or processes regarding the preparation and filing of tax returns and funding of tax refunds may increase our operating costs or reduce our revenues.
Many taxpayers seek assistance from paid tax return preparers such as us not only because of the level of complexity involved in the tax return preparation and filing process, but also because of paid tax return preparers’ ability to expedite refund proceeds under certain circumstances. From time to time, government officials propose measures seeking to simplify the preparation and filing of tax returns or to provide additional assistance with respect to preparing and filing such tax returns or expediting refunds. During tax season 2011, the U.S. Department of the Treasury (the Treasury) introduced a prepaid debit card pilot program designed to facilitate the refund process. HRB Bank provides this service as well through its H&R Block Prepaid Emerald MasterCard®. Additionally, during tax season 2011, the IRS increased its emphasis on a process to allow taxpayers to allocate their refund to multiple accounts. The adoption or expansion of any measures that significantly simplify tax return preparation, expedite refunds or otherwise reduce the need for a third-party tax return preparer could reduce demand for our services, causing our revenues or results of operations to decline.
Governmental regulations and processes affect how we provide services to our clients. Changes in these regulations and processes may require us to make corresponding changes to our client service systems and procedures. The degree and timing of changes in governmental regulations and processes may impair our ability to serve our clients in an effective and cost-efficient manner or reduce demand for our services, resulting in the loss of a significant number of clients, causing our revenues or results of operations to decline.
Certain regulators have alleged that some of our competitors are lending tax preparation fees when they issue products similar to a RAC to their clients. An adverse ruling in this area could have a material impact on our offering of RACs resulting in the loss of a significant number of clients, causing our revenues or results of operations to decline.

Increased competition for tax preparation clients in our retail offices and our online and software channels could adversely affect our current market share and profitability, and could limit our ability to grow our client base. Offers of free tax preparation services could adversely affect our revenues and profitability.
We provide both retail and do-it-yourself tax preparation products and services and face substantial competition throughout our businesses. The retail tax services business is highly competitive. There are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Many tax return preparation firms and many firms not otherwise in the tax return preparation business are involved in providing electronic filing and other related services to the public, and certain firms provide RALs and RACs. Commercial tax return preparers and electronic filers are highly competitive with regard to price and service, and many firms offer services that may include federal and/or state returns at no charge. Do-it-yourself tax preparation options include use of traditional paper forms, digital electronic forms and various forms of digital electronic assistance, including online and desktop software, both of which we offer. Our digital tax solutions businesses also compete with in-office tax preparation services and a number of online and software companies, primarily on the basis of price and functionality.
Federal and certain state taxing authorities currently offer, or facilitate the offer of, tax return preparation and electronic filing options to taxpayers at no charge. In addition, many of our direct competitors offer certain free online tax preparation and electronic filing options. We have free offerings as well and prepared 767,000, 810,000 and 788,000 federal income tax returns in fiscal years 2011, 2010 and 2009, respectively, at no charge as part of the FFA. In addition, we have free online tax preparation offerings and also provided free preparation of Federal 1040EZ forms in fiscal year 2011. Government tax authorities and direct competitors may elect to expand free offerings in the future. Intense price competition, including offers of free service, could result in a loss of market share, lower revenues or lower margins.
See tax returns prepared statistics included in Item 7, under “Tax Services.”

The elimination of the IRS debt indicator has caused federal and state regulators to scrutinize the RAL underwriting practices of third-party financial institutions that provide RALs.
In August 2010, the Internal Revenue Service (IRS) announced that, as of the beginning of the 2011 tax season, it would no longer furnish the debt indicator (DI), to tax preparers or financial institutions. The DI is an underwriting tool that lenders have historically used when considering whether to loan money to taxpayers who applied for a RAL, which is a short term loan, secured by the taxpayer’s federal tax refund.

10   H&R BLOCK 2011 Form 10K

In December 2010, HSBC terminated its contract with us to provide RALs in our retail tax offices based on restrictions placed on HSBC by its regulators due to the DI no longer being available. As a result, RALs were not offered in our retail tax offices in the 2011 tax season. Subsequently, two other banks offering RALs during the 2011 tax season through our competitors announced that due to regulatory concerns they will not be offering RALs next tax season. Additionally, a third bank offering RALs during the 2011 tax season through our competitors announced that it was requesting an administrative hearing regarding a notice it had received from its regulator that its practice of originating RALs without the DI is “unsafe and unsound” and has recently filed a lawsuit in federal court against its regulator. Based on these developments and the overall limited amount of banks that offer RALs, there can be no assurances as to the availability of RALs in our retail tax offices in the future.
Termination of the contract with HSBC and our inability to secure a RAL originator in the future could continue to have adverse effects on our operating results, including declines in tax returns prepared as a result of clients seeking alternate preparers who may be able to offers RALs, to the extent prior RAL clients do not purchase a RAC or change their refund disbursement elections. A decline in clients could have other adverse impacts, including increased credit losses on loan balances with those clients.

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
HRB Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements may trigger actions by regulators that, if undertaken, could have a direct material effect on HRB Bank, and potentially us, as HRB Bank’s holding company. HRB Bank must meet specific capital guidelines involving quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. A bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about the strength of components of its capital, risk-weightings of assets, off-balance sheet transactions and other factors. Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital. In addition to these minimum ratio requirements, HRB Bank is required to continually maintain a 12.0% minimum leverage ratio.
In addition, the OTS may deem certain products offered by HRB Bank, including EAs, to be “unsafe and unsound” and thus require us to discontinue offering such products. To the extent such products are instrumental in attracting clients to our offices for tax preparation services, we could experience a significant loss of clients should such products be discontinued. This could cause our revenues or profitability to decline. See Item 8, note 20 to the consolidated financial statements for additional discussion of regulatory capital requirements and classifications.

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
The full impact of the Reform Act is difficult to assess because many provisions require federal agencies to adopt implementing regulations. In addition, the Reform Act mandates multiple studies, which could result in additional legislative or regulatory action. The Reform Act, as well as other legislative and regulatory changes, could have a significant impact on us and on our subsidiary, HRB Bank, by, for example, requiring us to change our business practices, requiring us to meet more stringent capital, liquidity and leverage ratio requirements, limiting our ability to pursue business opportunities, imposing additional costs on us, limiting fees we can charge for services, impacting the value of our assets, or otherwise adversely affecting our businesses. Specific provisions of the Reform Act include:

▪	changes to the thrift supervisory structure as the responsibility and authority of the OTS moves to the OCC in July 2011;
▪	changes which may require the Company, as a thrift holding company, to meet regulatory capital, liquidity, leverage or other standards;
▪	regulation of interchange fees charged by payment card issuers for transactions in which a person uses a debit or general-use prepaid card, and enforcement of a new statutory requirement that such fees be reasonable and proportional to the actual cost of the transaction to the issuer; and

H&R BLOCK 2011 Form 10K  11

▪	establishment of a Consumer Financial Protection Bureau with broad authority to implement new consumer protection regulations.
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

BUSINESS SERVICES

RSM receives a significant portion of its revenues from clients that are also clients of the Attest Firms. A termination of the alternative practice structure between RSM and the Attest Firms could result in a material loss of revenue to RSM and an impairment of our investment in RSM.
Under the alternative practice structure, RSM and the Attest Firms market their services and provide services to a significant number of common clients under a common brand – McGladrey. RSM also provides operational and administrative support services to the Attest Firms, including information technology, office space, non-professional staff, and other infrastructure in exchange for market rate fees from M&P. If the RSM/Attest Firms relationship under the alternative practice structure were terminated, RSM could lose key employees and clients. In addition, RSM may not be able to recoup its costs associated with the infrastructure used to provide the operational and administrative support services to the Attest Firms. This in turn could result in reduced revenue, increased costs and reduced earnings and, if sufficiently significant, impairment of our investment in RSM.

The RSM alternative practice structure involves relationships with Attest Firms that are subject to regulatory restrictions and other constraints. Failure to comply with these restrictions, or operational difficulties or litigation involving the Attest Firms, could damage our brand reputation, lead to reduced earnings and impair our investment in RSM.
RSM’s relationship with the Attest Firms requires compliance with applicable regulations related to the practice of public accounting and auditor independence. Many of RSM’s clients are also clients of the Attest Firms. In addition, the relationship with the Attest Firms and the common brand closely links RSM and the Attest Firms. If the Attest Firms encounter regulatory or independence issues pertaining to the alternative practice structure or if significant litigation arose involving the Attest Firms or their services, such developments could have an adverse effect on our reputation and the mutual benefits of our relationship. In addition, a significant judgment or settlement of a claim against an Attest Firm could (1) impair the Attest Firm’s, particularly M&P’s, ability to meet its payment obligations under various service arrangements with RSM, (2) impair the profitability of the APS, (3) impact RSM’s ability to attract and retain clients and quality professionals, (4) have a significant indirect adverse effect on RSM, as the Attest Firm partners are also RSM employees and (5) divert significant management attention. This, in turn, could result in reduced revenue and earnings and, if significant, impairment of our investment in RSM.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Most of our tax offices, except those in shared locations, are operated under leases throughout the U.S. Our Canadian executive offices are located in a leased office in Calgary, Alberta. Our Canadian tax offices are operated under leases throughout Canada. Our Australian executive offices are located in a leased office in Thornleigh, New South Wales. Our Australian tax offices are operated under leases throughout Australia. HRB Bank is headquartered and its single branch location is located in our corporate headquarters.
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

12   H&R BLOCK 2011 Form 10K

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

RSM McGladrey Litigation
RSM EquiCo, Inc. (RSM Equico), its parent and certain of its subsidiaries and affiliates, are parties to a class action filed on July 11, 2006 and styled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. (the “RSM Parties”), Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations relating to business valuation services provided by RSM EquiCo, including allegations of fraud, conversion and unfair competition. Plaintiffs seek unspecified actual and punitive damages, in addition to pre-judgment interest and attorneys’ fees. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. To avoid the cost and inherent risk associated with litigation, the parties have reached an agreement in principle to settle this case, subject to approval by the California Superior Court. The settlement would require a maximum payment of $41.5 million, although the actual cost of the settlement depends on the number of valid claims submitted by class members. The defendants believe they have meritorious defenses to the claims in this case and, if for any reason the settlement is not approved, they will continue to defend the case vigorously. Although we have recorded a liability for expected losses, there can be no assurance regarding the outcome of this matter.
On December 7, 2009, a lawsuit was filed in the Circuit Court of Cook County, Illinois (2010-L-014920) against M&P, RSM and H&R Block styled Ronald R. Peterson ex rel. Lancelot Investors Fund, L.P., et al. v. McGladrey & Pullen LLP, et al. The case was removed to the United States District Court for the Northern District of Illinois on December 28, 2009 (Case No. 1:10-CV-00274). The complaint, which was filed by the trustee for certain bankrupt investment funds, seeks unspecified damages and asserts claims against RSM for vicarious liability and alter ego liability and against H&R Block for equitable restitution relating to audit work performed by M&P. The amount claimed in this case is substantial. On November 3, 2010, the court dismissed the case against all defendants in its entirety with prejudice. The trustee has filed an appeal to the Seventh Circuit Court of Appeals with respect to the claims against M&P and RSM. The appeal remains pending.
RSM and M&P operate in an alternative practice structure (“APS”). Accordingly, certain claims and lawsuits against M&P could have an impact on RSM. More specifically, any judgments or settlements arising from claims and lawsuits against M&P that exceed its insurance coverage could have a direct adverse effect on M&P’s operations. Although RSM is not responsible for the liabilities of M&P, significant M&P litigation and claims could impair the profitability of the APS and impair the ability to attract and retain clients and quality professionals. This could, in turn, have a material effect on RSM’s operations and impair the value of our investment in RSM. There is no assurance regarding the outcome of any claims or litigation involving M&P.

H&R BLOCK 2011 Form 10K  13

Litigation and Claims Pertaining to Discontinued Mortgage Operations
Although mortgage loan origination activities were terminated and the loan servicing business was sold during fiscal year 2008, SCC and HRB remain subject to investigations, claims and lawsuits pertaining to its mortgage business activities that occurred prior to such termination and sale. These investigations, claims and lawsuits include actions by state attorneys general, other state and federal regulators, municipalities, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these investigations, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, fraud, and violations of securities laws, the Truth in Lending Act, Equal Credit Opportunity Act and the Fair Housing Act. Given the non-prime mortgage environment, the number of these investigations, claims and lawsuits has increased over historical experience and is likely to continue at increased levels. The amounts claimed in these investigations, claims and lawsuits are substantial in some instances, and the ultimate resulting liability is difficult to predict and thus cannot be reasonably estimated. In the event of unfavorable outcomes, the amounts that may be required to pay in the discharge of liabilities or settlements could be substantial and could have a material impact on our consolidated results of operations.
On June 3, 2008, the Massachusetts Attorney General filed a lawsuit in the Superior Court of Suffolk County, Massachusetts (Case No. 08-2474-BLS) styled Commonwealth of Massachusetts v. H&R Block, Inc., et al., alleging unfair, deceptive and discriminatory origination and servicing of mortgage loans and seeking equitable relief, disgorgement of profits, restitution and statutory penalties. In November 2008, the court granted a preliminary injunction limiting the ability of the owner of SCC’s former loan servicing business to initiate or advance foreclosure actions against certain loans originated by SCC or its subsidiaries without (1) advance notice to the Massachusetts Attorney General and (2) if the Attorney General objects to foreclosure, approval by the court. An appeal of the preliminary injunction was denied. A portion of our loss contingency accrual is related to this matter for the amount of loss that we consider probable and estimable. We do not believe losses in excess of our accrual would be material to our financial statements, although it is possible that our losses could exceed the amount we have accrued. We and SCC believe we have meritorious defenses to the claims presented and intend to defend them vigorously. There can be no assurances, however, as to the outcome of this matter or its impact on our consolidated results of operations.
On October 15, 2010, the Federal Home Loan Bank of Chicago filed a lawsuit in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al. against multiple defendants, including various SCC related entities and H&R Block, Inc. related entities, arising out of Federal Home Loan Bank’s (FHLB’s) purchase of mortgage-backed securities. Plaintiff asserts claims for rescission and damages under state securities law and for common law negligent misrepresentation in connection with its purchase of two securities originated and securitized by SCC. These two securities had a total initial principal amount of approximately $50 million, of which approximately $42 million remains outstanding. We have not concluded that a loss related to this matter is probable nor have we established a loss contingency related to this matter. We believe the claims in this case are without merit and we intend to defend them vigorously. There can be no assurances, however, as to its outcome or its impact on our consolidated results of operations.

Other Claims and Litigation
We have been named in several wage and hour class action lawsuits throughout the country, including Alice Williams v. H&R Block Enterprises LLC, Case No.RG08366506 (Superior Court of California, County of Alameda, filed January 17, 2008) (alleging improper classification of office managers in California); Arabella Lemus v. H&R Block Enterprises LLC, et al., Case No. CGC-09-489251 (United States District Court, Northern District of California, filed June 9, 2009) (alleging failure to timely pay compensation to tax professionals in California and to include itemized information on wage statements); Delana Ugas v. H&R Block Enterprises LLC, et al., Case No. BC417700 (United States District Court, Central District of California, filed July 13, 2009) (alleging failure to compensate tax professionals in California and eighteen other states for all hours worked and to provide meal periods); and Barbara Petroski v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00075 (United States District Court, Western District of Missouri, filed January 25, 2010) (alleging failure to compensate tax professionals nationwide for off-season training). A class was certified in the Lemus case in December 2010 (consisting of tax professionals who worked in company-owned offices in California from 2007 to 2010) and in the Williams case in March 2011 (consisting of office managers who worked in company-owned offices in California from 2004 to 2011). A conditional class was certified in the Petroski case in March 2011 (consisting of tax professionals who were not compensated for certain training courses occurring on or after April 15, 2007).
The plaintiffs in the wage and hour class action lawsuits seek actual damages, pre-judgment interest and attorneys’ fees, in addition to statutory penalties under California and federal law, which could equal up to 30 days

14   H&R BLOCK 2011 Form 10K

of wages per tax season for class members who worked in California. A portion of our loss contingency accrual is related to these lawsuits for the amount of loss that we consider probable and estimable. For those wage and hour class action lawsuits for which we are able to estimate a range of possible loss, the current estimated range is $0 to $70 million in excess of the accrued liability related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Because this estimated range does not include matters for which an estimate is not possible, the range does not represent our maximum loss exposure for the wage and hour class action lawsuits. We believe we have meritorious defenses to the claims in these lawsuits and intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances and the ultimate liability with respect to these matters is difficult to predict. There can be no assurances as to the outcome of these cases or their impact on our consolidated results of operations, individually or in the aggregate.
In October 2010, we signed a definitive merger agreement to acquire all of the outstanding shares of 2SS Holdings, Inc. (“2SS”), developer of TaxACT digital tax preparation solutions, for $287.5 million in cash. In May 2011, the United States Department of Justice (the “DOJ”) filed a civil antitrust lawsuit in the U.S. district court in Washington, D.C., (Case No. 1:11-cv-00948) against H&R Block and 2SS styled United States v. H&R Block, Inc., 2SS Holdings, Inc., and TA IX L.P., to block our proposed acquisition of 2SS. There are no assurances that the DOJ’s lawsuit will be resolved in our favor or that the transaction will be consummated.
In addition, we are from time to time party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. We believe we have meritorious defenses to each of these investigations, claims and lawsuits, and we are defending or intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances, however, the ultimate liability with respect to such matters is difficult to predict. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material impact on our consolidated results of operations.
We are also party to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits (collectively, “Other Claims”) concerning the preparation of customers’ income tax returns, the fees charged customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters and contract disputes. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material impact on our consolidated results of operations.

H&R BLOCK 2011 Form 10K  15

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
H&R Block’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol HRB. On May 31, 2011, there were 22,982 shareholders of record and the closing stock price on the NYSE was $16.20 per share.
The quarterly information regarding H&R Block’s common stock prices and dividends appears in Item 8, note 22 to our consolidated financial statements.
A summary of our securities authorized for issuance under equity compensation plans as of April 30, 2011 is as follows:

(in 000s, except per share amounts)

	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance under
	exercise of options	outstanding options	equity compensation plans (excluding
	warrants and rights	warrants and rights	securities reflected in the first column)

Equity compensation plans approved by security holders	10,650	$18.71	11,476
Equity compensation plans not approved by security holders	–	–	–

Total	10,650	$18.71	11,476

The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is reported in Item 8, note 14 to our consolidated financial statements.
A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2011 is as follows:

(in 000s, except per share amounts)

		Average	Total Number of Shares	Maximum Dollar Value of
	Total Number of	Price Paid	Purchased as Part of Publicly	Shares that May be Purchased
	Shares Purchased(1)	per Share	Announced Plans or Programs(2)	Under the Plans or Programs(2)

February 1 – February 28	1	$12.67	–	$1,371,957
March 1 – March 31	–	$14.70	–	$1,371,957
April 1 – April 30	2	$17.31	–	$1,371,957

(1)	All share purchases above were purchased in connection with funding employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on restricted shares.
(2)	In June 2008, our Board of Directors rescinded the previous authorizations to repurchase shares of our common stock, and approved an authorization to purchase up to $2.0 billion of our common stock through June 2012.

16   H&R BLOCK 2011 Form 10K

PERFORMANCE GRAPH – The following graph compares the cumulative five-year total return provided shareholders on H&R Block, Inc.’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P Diversified Commercial & Professional Services index. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock and in each of the indexes on April 30, 2006, and its relative performance is tracked through April 30, 2011.

ITEM 6.	SELECTED FINANCIAL DATA
We derived the selected consolidated financial data presented below as of and for each of the five years in the period ended April 30, 2011, from our audited consolidated financial statements. Results of operations of fiscal years 2011, 2010 and 2009 are discussed in Item 7. Results of operations for fiscal years 2008 and 2007 included significant losses of our discontinued mortgage businesses. The data set forth below should be read in conjunction with Item 7 and our consolidated financial statements in Item 8.

			(in 000s, except per share amounts)

April 30,	2011	2010	2009	2008	2007

Revenues	$3,774,296	$3,874,332	$4,083,577	$4,086,630	$3,710,362
Net income from continuing operations	419,405	488,946	513,055	445,947	369,460
Net income (loss)	406,110	479,242	485,673	(308,647)	(433,653)
Basic earnings (loss) per share:
Net income from continuing operations	$1.35	$1.47	$1.53	$1.37	$1.14
Net income (loss)	1.31	1.44	1.45	(0.95)	(1.35)
Diluted earnings (loss) per share:
Net income from continuing operations	$1.35	$1.46	$1.53	$1.35	$1.13
Net income (loss)	1.31	1.43	1.45	(0.95)	(1.33)
Total assets	$5,207,961	$5,234,318	$5,359,722	$5,623,425	$7,544,050
Long-term debt	1,049,754	1,035,144	1,032,122	1,031,784	537,134
Dividends per share(1)	$0.45	$0.75	$0.59	$0.56	$0.53

(1)	Amounts represent dividends declared. In fiscal year 2010, the dividend payable in July 2010 was declared in April.

H&R BLOCK 2011 Form 10K  17

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our subsidiaries provide tax preparation, retail banking and various business advisory and consulting services. We are the only major company offering a full range of software, online and in-office tax preparation solutions to individual tax clients.

OVERVIEW
A summary of our fiscal year 2011 results is as follows:

▪	Revenues for the fiscal year were $3.8 billion, down 2.6% from prior year results.
▪	Diluted earnings per share from continuing operations decreased 7.5% from the prior year to $1.35.
▪	U.S. tax returns prepared by us increased 6.5% from the prior year primarily due to strong results in our retail offices related to a free Federal 1040 EZ offer during the first half of the season as well as improved results during the second half. Online results also improved due to enhancements to our client interface and improved traffic to our website.
▪	Revenues in our Tax Services segment decreased 2.1% from the prior year, primarily due to the sale of 280 company-owned offices to franchisees and a decline in revenues from RAL participations, which were partially offset by higher RAC fees.
▪	Pretax income for the Tax Services segment decreased $99.9 million, or 11.5%, due primarily to a $34.3 million increase in bad debt expense, goodwill impairment of $22.7 million and litigation charges of $15.0 million.
▪	Pretax income for the Business Services segment decreased $9.7 million, or 16.5%, primarily due to lower revenues and higher litigation expenses, partially offset by a goodwill impairment charge recorded in the prior year.

Consolidated Results of Operations Data	(in 000s, except per share amounts)

Year Ended April 30,	2011	2010	2009

REVENUES:
Tax Services	$2,912,361	$2,975,252	$3,132,077
Business Services	829,794	860,349	897,809
Corporate and eliminations	32,141	38,731	53,691

	$3,774,296	$3,874,332	$4,083,577

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES:
Tax Services	$767,498	$867,362	$927,048
Business Services	49,003	58,714	96,097
Corporate and eliminations	(139,476)	(141,941)	(183,775)

	677,025	784,135	839,370
Income taxes	257,620	295,189	326,315

Net income from continuing operations	419,405	488,946	513,055
Net loss of discontinued operations	(13,295)	(9,704)	(27,382)

Net income	$406,110	$479,242	$485,673

BASIC EARNINGS (LOSS) PER SHARE:
Net income from continuing operations	$1.35	$1.47	$1.53
Net loss of discontinued operations	(0.04)	(0.03)	(0.08)

Net income	$1.31	$1.44	$1.45

DILUTED EARNINGS (LOSS) PER SHARE:
Net income from continuing operations	$1.35	$1.46	$1.53
Net loss of discontinued operations	(0.04)	(0.03)	(0.08)

Net income	$1.31	$1.43	$1.45

18   H&R BLOCK 2011 Form 10K

RESULTS OF OPERATIONS

TAX SERVICES
This segment primarily consists of our income tax preparation businesses — retail, online and software. This segment includes our tax operations in the U.S. and its territories, Canada, and Australia. Additionally, this segment includes the product offerings and activities of HRB Bank that primarily support the tax network, RACs, our prior participations in RALs, and our commercial tax business, which provides tax preparation software to CPAs and other tax preparers.

Tax Services – Operating Statistics

(in 000s, except average fee)

Year Ended April 30,	2011	2010	2009

TAX RETURNS PREPARED :
United States:
Company-owned operations	9,168	9,182	10,231
Franchise operations	5,588	5,064	4,936

Total retail operations	14,756	14,246	15,167

Software	2,201	2,193	2,309
Online	3,722	2,893	2,775
Free File Alliance	767	810	788

Total digital tax solutions	6,690	5,896	5,872

Total U.S. operations	21,446	20,142	21,039
International operations (1)	3,055	3,019	2,864

	24,501	23,161	23,903

NET AVERAGE FEE PER U.S. TAX RETURN PREPARED – RETAIL OPERATIONS (2):
Company-owned operations	$189.73	$197.42	$196.16
Franchise operations	171.86	174.32	169.04

	$182.96	$189.21	$187.36

(1)	In fiscal year 2011, the end of the Canadian tax season was extended from April 30 to May 2, 2011. Tax returns prepared in our international operations in fiscal year 2011 includes 51,000 returns in both company-owned and franchise offices which were accepted by the client on May 1 or 2. The revenues related to these returns will be recognized in fiscal year 2012.
(2)	Calculated as net tax preparation fees divided by retail tax returns prepared.

Tax Services – Financial Results			(dollars in 000s)

Year Ended April 30,	2011	2010	2009

Tax preparation fees	$1,914,876	$1,991,989	$2,154,822
Royalties	304,194	275,559	255,536
Fees from refund anticipation checks	181,661	87,541	100,021
Interest income on Emerald Advance	94,300	77,882	91,010
Fees from Emerald Card activities	90,451	99,822	98,031
Fees from Peace of Mind guarantees	78,413	79,888	78,205
Loan participation fees and related revenue	17,151	146,160	139,770
Other	231,315	216,411	214,682

Total revenues	2,912,361	2,975,252	3,132,077

Compensation and benefits:
Field wages	692,561	713,792	757,835
Other wages	133,183	111,326	117,291
Benefits and other compensation	162,544	175,904	167,005

	988,288	1,001,022	1,042,131
Occupancy and equipment	385,130	410,709	412,335
Marketing and advertising	242,538	233,748	226,483
Bad debt	139,059	104,716	112,032
Depreciation and amortization	90,672	93,424	79,543
Supplies	42,300	49,781	52,438
Goodwill impairment	22,700	–	2,188
Other	279,277	263,556	292,795
Gains on sale of tax offices	(45,101)	(49,066)	(14,916)

Total expenses	2,144,863	2,107,890	2,205,029

Pretax income	$767,498	$867,362	$927,048

Pretax margin	26.4%	29.2%	29.6%

H&R BLOCK 2011 Form 10K  19

FISCAL 2011 COMPARED TO FISCAL 2010 – Tax Services’ revenues decreased $62.9 million, or 2.1%, compared to the prior year. Tax preparation fees decreased $77.1 million, or 3.9%, due primarily to the sale of company-owned offices to franchisees and the loss of certain clients as a result of not having a RAL offering in our tax offices this year. Although we believe we gained clients through the free Federal EZ filing we began offering this year, that increase did not have a significant impact on our revenues.
Royalties increased $28.6 million, or 10.4%, primarily due to the conversion of 280 company-owned offices into franchises.
Fees earned on RACs increased $94.1 million, or 107.5%, primarily due to an increase in the number of RACs issued as a portion of our clients chose to receive their refunds via RAC, as an alternative to a RAL.
RALs were historically offered to our clients by HSBC. In December 2010, HSBC terminated its contract with us based on restrictions placed on HSBC by its regulator and, therefore, RALs were not offered this tax season. Current year revenues of $17.2 million include the recognition of net deferred fees from HSBC. This compares with revenues resulting from loans participations and related fees in the prior year of $146.2 million.
Interest income earned on EAs increased $16.4 million, or 21.1%, over the prior year primarily due to an increase in loan volume, which resulted from offering the product to a wider client base.
Other revenue increased $14.9 million, or 6.9%, primarily due to an increase in online revenues.
Total expenses increased $37.0 million, or 1.8%, compared to the prior year. Compensation and benefits decreased $12.7 million, or 1.3%, primarily due to lower commission-based wages due to conversions to franchise offices, reduced headcount and related payroll taxes. This decline was partially offset by severance costs and related payroll taxes of $27.4 million. Occupancy costs declined $25.6 million, or 6.2%, due to office closures and cost-saving initiatives. Bad debt expense increased $34.3 million, or 32.8%, primarily due to increased volumes on EAs, as well as a decline in tax returns prepared for those clients. During the current year, we recorded a $22.7 million impairment of goodwill in our RedGear reporting unit, as discussed in Item 8, note 9 to the consolidated financial statements. Other expenses increased $15.7 million, or 6.0%, primarily due to incremental litigation expenses recorded in the current year.
Pretax income for fiscal year 2011 decreased $99.9 million, or 11.5%, from 2010. As a result of the declines in revenues and higher expenses, primarily bad debt expense and goodwill impairment, pretax margin for the segment decreased to 26.4% from 29.2% in fiscal year 2010.

FISCAL 2010 COMPARED TO FISCAL 2009 – Tax Services’ revenues decreased $156.8 million, or 5.0%, compared to fiscal year 2009. Tax preparation fees decreased $162.8 million, or 7.6%, due to a 10.3% decrease in U.S. retail tax returns prepared in company-owned offices, partially offset by a 0.6% increase in the net average fee per U.S. retail tax return. Adjusting for the effect of company-owned offices sold to franchisees during fiscal year 2010, the decline in tax returns prepared in company-owned offices was 6.7% from fiscal 2009 to 2010. The 6.7% decrease in U.S. retail tax returns prepared in company-owned offices is primarily due to the following factors:

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
Interest income on EAs decreased $13.1 million, or 14.4%. This decline was primarily a result of lower loan volumes due to these lines of credit only being offered to prior year tax clients in fiscal year 2010, while being offered to both prior and new clients in fiscal year 2009.
Total expenses decreased $97.1 million, or 4.4%, compared to fiscal year 2009. Total compensation and benefits decreased $41.1 million, or 3.9%, primarily as a result of lower commission-based wages due to the decline in the number of tax returns prepared. Bad debt expense decreased $7.3 million, or 6.5%, primarily as a result of lower EA and RAL volumes, and more restrictive underwriting criteria. Depreciation and amortization expenses increased $13.9 million, or 17.5%, primarily as a result of amortization of intangible assets, related to the November 2008 acquisition of our last major independent franchise operator. Other expenses decreased $31.4 million, or 10.7%, primarily as a result of lower legal expenses. During fiscal year 2010 we recognized gains of $49.1 million on the sale of certain company-owned offices to franchisees, compared to $14.9 million in fiscal year 2009.
Pretax income for fiscal year 2010 decreased $59.7 million, or 6.4%, from 2009. As a result of the declines in revenues, pretax margin for the segment decreased from 29.6% in fiscal year 2009, to 29.2% in fiscal year 2010.

20   H&R BLOCK 2011 Form 10K

BUSINESS SERVICES
This segment consists of RSM McGladrey, Inc. (RSM), a national firm offering tax, consulting and accounting services, and capital market services to middle-market companies.

Business Services – Operating Results

(dollars in 000s)

Year Ended April 30,	2011	2010	2009

Tax services	$465,406	$454,551	$484,825
Business consulting	243,189	260,339	246,724
Accounting services	38,903	47,706	52,496
Capital markets	12,243	11,855	18,220
Reimbursed expenses	19,910	22,929	19,863
Other	50,143	62,969	75,681

Total revenues	829,794	860,349	897,809

Compensation and benefits	552,775	574,901	588,866
Occupancy	48,274	49,154	49,070
Depreciation	18,970	21,122	22,626
Marketing and advertising	20,914	18,960	23,803
Amortization of intangible assets	11,563	11,639	13,018
Litigation	39,317	19,968	6,712
Other	88,978	105,891	97,617

Total expenses	780,791	801,635	801,712

Pretax income	$49,003	$58,714	$96,097

Pretax margin	5.9%	6.8%	10.7%

FISCAL 2011 COMPARED TO FISCAL 2010 – Business Services’ revenues decreased $30.6 million, or 3.6%, from the prior year. Tax services revenues increased primarily as a result of the acquisition of Caturano, as discussed in Item 8, note 2 to the consolidated financial statements. Business consulting revenues declined $17.2 million, or 6.6%, primarily due to a decline in services performed on a large multi-year engagement in our consulting practice.
Other revenues declined $12.8 million, or 20.4%, primarily as a result of a reduction in management fees received related to the new administrative services agreement with M&P, as discussed in Item 8, note 17 to the consolidated financial statements.
Total expenses decreased $20.8 million, or 2.6%, from the prior year. Compensation and benefits decreased $22.1 million, or 3.8%, primarily due to a reduction of costs directly related to the large multi-year consulting engagement discussed above and reduced spend on employee insurance benefits. Litigation expenses increased $19.3 million, or 96.9%, over the prior year. Other expenses declined $16.9 million, or 16.0%, primarily due to an impairment of goodwill recorded in the prior year.
Pretax income for the year ended April 30, 2011 of $49.0 million compares to $58.7 million in the prior year. Pretax margin for the segment decreased to 5.9% from 6.8% in fiscal year 2010, primarily due to litigation costs.

FISCAL 2010 COMPARED TO FISCAL 2009 – Business Services’ revenues for fiscal year 2010 decreased $37.5 million, or 4.2%, from fiscal year 2009. Revenues from core tax, consulting and accounting services decreased $21.4 million, or 2.7%, from fiscal year 2009. Tax and accounting services revenues decreased $30.3 million and $4.8 million, respectively, primarily due to decreases in chargeable hours and pressures on billable rates. Business consulting revenues increased $13.6 million, or 5.5%, primarily due to a large engagement in our operational consulting practice.
Continued weak economic conditions in recent years have severely reduced investment and transaction activity. As a result, revenues from our capital markets business have been declining severely, including a decline of $6.4 million, or 34.9%, from fiscal year 2009. As noted below, we recorded an impairment of goodwill associated with this business during fiscal year 2010.
Other revenue declined $12.7 million, or 16.8%, primarily due to lower management fee revenues and interest income received from M&P.
Total expenses were essentially flat compared to fiscal year 2009. Compensation and benefits decreased $14.0 million, or 2.4%, primarily due to headcount reductions driven by reduced client demand. Marketing and advertising costs decreased $4.8 million, or 20.3%, primarily due to fewer sponsorships and lower advertising costs. Litigation expenses increased $13.3 million from fiscal year 2009. Other expenses increased $8.3 million primarily due to a $15.0 million impairment of goodwill at RSM EquiCo, as discussed in Item 8, note 9 to the consolidated financial statements.

H&R BLOCK 2011 Form 10K  21

Pretax income for the year ended April 30, 2010 of $58.7 million compares to $96.1 million in fiscal year 2009. Pretax margin for the segment decreased from 10.7% in fiscal year 2009, to 6.8% in fiscal year 2010, primarily due to poor results in our capital markets business and a reduction of revenue in our core businesses.

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

Corporate – Operating Results			(in 000s)

Year Ended April 30,	2011	2010	2009

Interest income on mortgage loans held for investment	$24,693	$31,877	$46,396
Other	7,448	6,854	7,295

Total revenues	32,141	38,731	53,691

Interest expense	84,288	79,929	92,945
Provision for loan losses	35,567	47,750	63,897
Compensation and benefits	49,463	53,607	48,973
Other, net	2,299	(614)	31,651

Total expense	171,617	180,672	237,466

Pretax loss	$(139,476)	$(141,941)	$(183,775)

FISCAL YEAR 2011 COMPARED TO FISCAL YEAR 2010
Interest income earned on mortgage loans held for investment decreased $7.2 million, or 22.5%, from the prior year, primarily as a result of declining rates and non-performing loans. Our provision for loan losses decreased $12.2 million, or 25.5%, from the prior year as a result of the continued run-off of our portfolio.

Income Taxes on Continuing Operations
Our effective tax rate for continuing operations was 38.1% for the fiscal year ended April 30, 2011, compared to 37.6% in the prior year. This increase resulted from a decline in gains from investments in company-owned life insurance assets which are not subject to tax, an increase in the state effective tax rate and other favorable net discrete adjustments booked in the current year compared to unfavorable adjustments recorded in the prior year.

FISCAL YEAR 2010 COMPARED TO FISCAL YEAR 2009
Interest income earned on mortgage loans held for investment for the fiscal year ended April 30, 2010 decreased $14.5 million, or 31.3%, from fiscal year 2009, primarily as a result of non-performing loans. Interest expense decreased $13.0 million, or 14.0%, due to lower funding costs related to our mortgage loan portfolio and lower corporate borrowings. Our provision for loan losses decreased $16.1 million from fiscal year 2009.
Other expenses declined $32.3 million primarily due to gains of $9.0 million on residual interests in fiscal year 2010, compared to impairments of $3.1 million recorded in fiscal year 2009. Additionally, we transferred liabilities relating to previously retained insurance risk to a third-party, and recorded a gain of $9.5 million in fiscal year 2010.

Income Taxes on Continuing Operations
Our effective tax rate for continuing operations was 37.6% for the fiscal year ended April 30, 2010, compared to 38.9% in fiscal year 2009. Our effective tax rates declined from fiscal year 2009 due to a reduction in our valuation allowance related to tax-planning strategies and favorable tax benefits related to investment gains on our corporate owned life insurance investments.

DISCONTINUED OPERATIONS
Sand Canyon Corporation (“SCC”, previously known as Option One Mortgage Corporation) ceased originating mortgage loans in December of 2007 and, in April 2008, sold its servicing assets and discontinued its remaining operations. The sale of servicing assets did not include the sale of any mortgage loans. SCC retained contingent liabilities that arose from the operations of SCC prior to its disposal, including certain mortgage loan repurchase obligations, contingent liabilities associated with litigation and related claims, lease commitments, and employee termination benefits. SCC also retained residual interests in certain mortgage loan securitization transactions prior to cessation of its origination business. The net loss from discontinued operations totaled $13.3 million, $9.7 million and $27.4 million for the fiscal years ended April 30, 2011, 2010 and 2009, respectively.
In connection with the securitization and sale of mortgage loans, SCC made certain representations and warranties. In the event that there is a breach of a representation and warranty and such breach materially and adversely affects the value of a mortgage loan, SCC may be obligated to repurchase a loan or otherwise indemnify certain parties for losses incurred as a result of loan liquidation.

22   H&R BLOCK 2011 Form 10K

SCC has recorded a liability for estimated contingent losses related to representation and warranty claims as of April 30, 2011, of $126.3 million, which represents SCC’s best estimate of the probable loss that may occur. Losses on valid claims totaled $12.2 million, $18.2 million and $36.4 million for fiscal years 2011, 2010 and 2009, respectively. These amounts were recorded as reductions of our loan repurchase liability. During the current year, payments totaling $49.8 million were made under an indemnity agreement dated April 2008 with a specific counterparty in exchange for a full and complete release of such party’s ability to assert representation and warranty claims. These payments were also recorded as a reduction in our loan repurchase liability. The indemnity agreement was given as part of obtaining the counterparty’s consent to SCC’s sale of its mortgage servicing business in 2008. We have no remaining payment obligations under this indemnity agreement.
While SCC uses the best information available to it in estimating its liability, assessing the likelihood that claims will be asserted in the future and estimating probable losses is inherently difficult and requires considerable management judgment. Although net losses on settled claims since May 1, 2008 have been within initial loss estimates, to the extent that the volume of asserted claims, the level of valid claims, the counterparties asserting claims, the nature of claims, or the value of residential home prices differ in the future from current estimates, future losses may be greater than the current estimates and those differences may be significant. See additional discussion in Item 8, note 18 to the consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES
We consider the estimates discussed below to be critical to understanding our financial statements, as they require the use of significant judgment and estimation in order to measure, at a specific point in time, matters that are inherently uncertain. Specific risks for these critical accounting estimates are described in the following paragraphs. We have reviewed and discussed each of these estimates with the Audit Committee of our Board of Directors. For all of these estimates, we caution that future events rarely develop precisely as forecasted and estimates routinely require adjustment and may require material adjustment.
See Item 8, note 1 to our consolidated financial statements, which discusses accounting estimates we have selected when there are acceptable alternatives and new or proposed accounting standards that may affect our financial reporting in the future.
ALLOWANCE FOR LOAN LOSSES – The principal amount of mortgage loans held for investment totaled $573.0 million at April 30, 2011. We are exposed to the risk that borrowers may not repay amounts owed to us when they become contractually due. We record an allowance representing our estimate of credit losses inherent in the portfolio of loans held for investment at the balance sheet date. Determination of our allowance for loan losses is considered a critical accounting estimate because loss provisions can be material to our operating results, projections of loan delinquencies and related matters are inherently subjective, and actual losses are impacted by factors outside of our control including economic conditions, unemployment rates and residential home prices.
We record a loan loss allowance for loans less than 60 days past due on a pooled basis. The aggregate principal balance of these loans totaled $304.3 million at April 30, 2011, and the portion of our allowance for loan losses allocated to these loans totaled $11.2 million. In estimating our loan loss allowance for these loans, we stratify the loan portfolio based on our view of risk associated with various elements of the pool and assign estimated loss rates based on those risks. Loss rates are based primarily on historical experience and our assessment of economic and market conditions. Loss rates consider both the rate at which loans will become delinquent (frequency) and the amount of loss that will ultimately be realized upon occurrence of a liquidation of collateral (severity). Frequency rates are based primarily on historical migration analysis of loans to delinquent status. Severity rates are based primarily on recent broker quotes or appraisals of collateral. Because of imprecision and uncertainty inherent in developing estimates of future credit losses, in particular during periods of rapidly declining collateral values or increasing delinquency rates, our estimation process includes development of ranges of possible outcomes. Ranges were developed by stressing initial estimates of both frequency and severity rates. Stressing of frequency and severity assumptions is intended to model deterioration in credit quality that is difficult to predict during declining economic conditions. Future deterioration in credit quality may exceed our modeled assumptions.
Mortgage loans held for investment include loans originated by our affiliate, SCC, and purchased by HRB Bank. We have greater exposure to loss with respect to this segment of our loan portfolio as a result of historically higher delinquency rates. Therefore, we assign higher frequency rate assumptions to SCC-originated loans compared with loans originated by other third-party banks as we consider estimates of future losses. At April 30, 2011 our weighted-average frequency assumption was 9.4% for SCC-originated loans compared to 2.8% for remaining loans in the portfolio.
Loans 60 days past due are considered impaired and are reviewed individually. We record loss estimates typically based on the value of the underlying collateral. Our specific loan loss allowance for these impaired loans reflected an average loss severity of 43% at April 30, 2011. The aggregate principal balance of impaired loans

H&R BLOCK 2011 Form 10K  23

totaled $162.3 million at April 30, 2011, and the portion of our allowance for loan losses allocated to these loans totaled $69.8 million.
Modified loans that meet the definition of a troubled debt restructuring (TDR) are also considered impaired and are reviewed individually. We record impairment equal to the difference between the principal balance of the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate. However, if we assess that foreclosure of a modified loan is probable, we record impairment based on the estimated fair value of the underlying collateral. The aggregate principal balance of TDR loans totaled $106.3 million at April 30, 2011, and the portion of our allowance for loan losses allocated to these loans totaled $11.1 million.
The loan loss allowance as a percent of mortgage loans held for investment was 16.1% at April 30, 2011, compared to 13.7% at April 30, 2010. The increase during the current year is primarily as a result of declining collateral values due to lower residential home prices and modeled expectations for future loan delinquencies in the portfolio. The residential mortgage industry has experienced significant adverse trends for an extended period. If adverse trends continue for a sustained period or at rates worse than modeled by us, we may be required to record additional loan loss provisions, and those losses may be significant.
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
MORTGAGE LOAN REPURCHASE OBLIGATION – In connection with the securitization and sale of loans, SCC made certain representations and warranties, including, but not limited to, representations relating to matters such as ownership of the loan, validity of lien securing the loan, and the loan’s compliance with SCC’s underwriting criteria. Representations and warranties in whole loan sale transactions to institutional investors included a “knowledge qualifier” which limits SCC liability for borrower fraud to those instances where SCC had knowledge of the fraud at the time the loans were sold. In the event that there is a breach of a representation and warranty and such breach materially and adversely affects the value of a mortgage loan, SCC may be obligated to repurchase a loan or otherwise indemnify certain parties for losses incurred as a result of loan liquidation. Generally, these representations and warranties are not subject to a stated term, but would be subject to statutes of limitation applicable to the contractual provisions.
SCC estimates losses relating to representation and warranty claims by estimating loan repurchase and indemnification obligations on both known claims and projections of future claims. Projections of future claims are based on an analysis that includes a combination of reviewing repurchase demands and actual defaults and loss severities, inquiries from various third-parties, the terms and provisions of related agreements and the historical rate of repurchase and indemnification obligations related to breaches of representations and warranties. SCC’s methodology for calculating this liability considers the likelihood that individual counterparties will assert future claims.
SCC recorded a liability for estimated contingent losses related to representation and warranty claims of $126.3 million as of April 30, 2011. Actual losses charged against this reserve during fiscal year 2011 totaled $61.9 million, which included payments totaling $49.8 million made under an indemnity agreement dated April 2008 with a specific counterparty in exchange for a full and complete release of such party’s ability to assert representation and warranty claims. The recorded liability represents SCC’s estimate of losses from future claims where assertion of a claim and a related contingent loss are both deemed probable. Because the rate at which future claims may be deemed valid and actual loss severity rates may differ significantly from historical experience, SCC is not able to estimate reasonably possible loss outcomes in excess of its current accrual. A 1% increase in both assumed validity rates and loss severities would result in losses beyond SCC’s accrual of approximately $16 million. This sensitivity is hypothetical and is intended to provide an indication of the impact of a change in key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.
While SCC uses the best information available to it in estimating its liability, assessing the likelihood that claims will be asserted in the future and estimating probable losses are inherently difficult to estimate and require considerable management judgment. Although net losses on settled claims since May 1, 2008 have been within initial loss estimates, to the extent that the volume of asserted claims, the level of valid claims, the counterparties asserting claims, the nature of claims, or the value of residential home prices differ in the future from current estimates, future losses may be greater than the current estimates and those differences may be significant.
See Item 8, note 18 to our consolidated financial statements.
LITIGATION – It is our policy to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any,

24   H&R BLOCK 2011 Form 10K

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
See Item 8, note 19 to our consolidated financial statements.
VALUATION OF GOODWILL – The evaluation of goodwill for impairment is a critical accounting estimate due both to the magnitude of our goodwill balances, and the judgment involved in determining the fair value of our reporting units. Goodwill balances totaled $846.2 million as of April 30, 2011 and $840.4 million as of April 30, 2010.
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
We recorded a goodwill impairment of $22.7 million related to our RedGear reporting unit within our Tax Services segment in the third quarter of fiscal year 2011, leaving a remaining goodwill balance of approximately $14 million. Revenues for this reporting unit have been below our estimates. Poor results in future years could result in further impairment.
We recorded a goodwill impairment of $15.0 million related to our RSM EquiCo reporting unit within our Business Services segment in the third quarter of fiscal year 2010, leaving a remaining goodwill balance of $14.3 million. Continued poor results for this reporting unit could result in further impairment.
See Item 8, note 9 to our consolidated financial statements.
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

H&R BLOCK 2011 Form 10K  25

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
Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under our CLOC, we believe, that in the absence of any unexpected developments, our existing sources of capital at April 30, 2011 are sufficient to meet our operating needs.
These comments should be read in conjunction with the consolidated balance sheets and consolidated statements of cash flows included in Item 8.

			(in 000s)

Year Ended April 30,	2011	2010	2009

Net cash provided by (used in):
Operating activities	$512,503	$587,469	$1,024,439
Investing activities	(110,157)	31,353	5,560
Financing activities	(534,391)	(481,118)	(40,233)
Effect of exchange rates on cash	5,844	11,678	–

Net change in cash and cash equivalents	$(126,201)	$149,382	$989,766

CASH FROM OPERATING ACTIVITIES – Cash provided by operations, which consists primarily of cash received from customers, decreased $75.0 million from fiscal year 2010. Cash payments for representation and warranty obligations of our discontinued mortgage business totaled $61.9 million in fiscal year 2011, compared to $18.4 million in fiscal year 2010 and $36.5 million in fiscal year 2009.
Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents – restricted totaled $48.4 million at April 30, 2011, and primarily consisted of cash held by our captive insurance subsidiary that will be used to pay claims.
CASH FROM INVESTING ACTIVITIES – Changes in cash provided by investing activities primarily relate to the following:
Purchases of Available-for-Sale Securities. During fiscal year 2011, HRB Bank purchased $138.8 million in mortgage-backed securities for regulatory purposes. See additional discussion in Item 8, note 4 to the consolidated financial statements.
Mortgage Loans Held for Investment. We received net proceeds of $58.5 million, $72.8 million and $91.3 million on our mortgage loans held for investment in fiscal years 2011, 2010 and 2009, respectively.
Purchases of Property and Equipment. Total cash paid for property and equipment was $63.0 million, $90.5 million and $97.9 million for fiscal years 2011, 2010 and 2009, respectively.
Business Acquisitions. Total cash paid for acquisitions was $54.2 million, $10.5 million and $293.8 million during fiscal years 2011, 2010 and 2009, respectively. In July 2010 our Business Services segment acquired Caturano, a Boston-based accounting firm, and cash used in investing activities includes payments totaling $32.6 million related to this acquisition. See additional discussion in Item 8, note 2 to the consolidated financial statements. In November 2008, we acquired our last major independent franchise operator for an aggregate purchase price of $279.2 million.
In October 2010, we signed a definitive merger agreement to acquire all of the outstanding shares of 2SS Holdings, Inc. (“2SS”), developer of TaxACT digital tax preparation solutions, for $287.5 million in cash. Completion of the transaction is subject to the satisfaction of customary closing conditions, including regulatory approval. In May 2011, the United States Department of Justice (the “DOJ”) filed a civil antitrust lawsuit to block our proposed acquisition of 2SS. On June 21, 2011, the parties to the merger agreement signed an amendment to the merger agreement, which is discussed in Item 9B. There are no assurances that the DOJ’s lawsuit will be resolved in our favor or that the transaction will be consummated.

26   H&R BLOCK 2011 Form 10K

If the closing conditions are satisfied and this acquisition is consummated, we expect this acquisition will be funded by excess available liquidity from cash-on-hand or short-term borrowings.
Sales of Businesses. In fiscal year 2011, we sold 280 tax offices to franchisees for proceeds of $65.6 million. In fiscal year 2010, we sold 267 tax offices to franchisees for proceeds of $65.7 million. In fiscal year 2009, we sold certain tax offices to franchisees for proceeds of $16.9 million. The majority of these sales were financed through loans we made to our franchisees.
Loans Made to Franchisees. Loans made to franchisees totaled $92.5 million and $89.7 million for fiscal years 2011 and 2010, respectively. We received payments from franchisees totaling $57.6 million and $40.7 million, respectively. These amounts include both the financing of sales of tax offices and franchisee draws under our Franchise Equity Lines of Credit (FELCs).
Discontinued Operations. In fiscal year 2009, we sold our financial advisor business for proceeds of $304.0 million.
CASH FROM FINANCING ACTIVITIES – Changes in cash used in financing activities primarily relate to the following:
Short-Term Borrowings. We use commercial paper borrowings to fund our off-season losses and cover our seasonal working capital needs, however we had no commercial paper borrowings outstanding as of April 30, 2011 or 2010. Our commercial paper borrowings peaked at $674.7 million in the current year. We had other short-term borrowings in prior years to fund our participation interests in RALs.
FHLB Borrowings. HRB Bank obtains borrowings from the FHLB in accordance with regulatory and capital requirements. During fiscal years 2011, 2010 and 2009, we had net repayments of $50.0 million, $25.0 million and $29.0 million, respectively.
Customer Banking Deposits. Customer banking deposits used $11.4 million in the current year compared to $17.5 million provided in fiscal year 2010 and $64.4 million in fiscal year 2009. These deposits are held by HRB Bank
Dividends. We have consistently paid quarterly dividends. Dividends paid totaled $186.8 million, $200.9 million and $198.7 million in fiscal years 2011, 2010 and 2009, respectively.
Repurchase and Retirement of Common Stock. During fiscal year 2011, we purchased and immediately retired 19.0 million shares of our common stock at a cost of $279.9 million. During fiscal year 2010, we purchased and immediately retired 12.8 million shares of our common stock at a cost of $250.0 million. We may continue to repurchase and retire common stock or retire treasury stock in the future.
In June 2008, our Board of Directors rescinded the previous authorizations to repurchase shares of our common stock and approved an authorization to purchase up to $2.0 billion of our common stock through June 2012. There was $1.4 billion remaining under this authorization at April 30, 2011.
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
Proceeds from the issuance of common stock in accordance with our stock-based compensation plans totaled $0.4 million, $16.7 million and $71.6 million in fiscal years 2011, 2010 and 2009, respectively.

HRB BANK – Block Financial LLC (BFC) typically makes capital contributions to HRB Bank to help it meet its capital requirements. BFC made capital contributions to HRB Bank of $235.0 million during fiscal years 2011 and 2010, and $245.0 million in fiscal year 2009.
Historically, capital contributions by BFC have been repaid as a return of capital by HRB Bank as capital requirements decline. A return of capital or dividend paid by HRB Bank must be approved by the OTS. Although the OTS has approved such payments in the past, there is no assurance that they will continue to do so in the future, in particular if they determine that higher capital levels at HRB Bank are necessary due to non-performing asset levels. In addition, BFC may elect to maintain higher capital levels at HRB Bank. HRB Bank paid dividends and returned of capital of $262.5 million during fiscal year 2011, comprised of $37.5 million in REO properties and loans and $225.0 million in cash. At April 30, 2011, HRB Bank had cash balances of $615.1 million. Distribution of those cash balances would be subject to OTS approval and are therefore not currently available for general corporate purposes.

H&R BLOCK 2011 Form 10K  27

See additional discussion of regulatory and capital requirements of HRB Bank in “Regulatory Environment” below.

BORROWINGS
We continually monitor our funding requirements and execute strategies to manage our overall asset and liability profile. The following chart provides the debt ratings for BFC as of April 30, 2011 and 2010:

As of			April 30, 2011					April 30, 2010

	Short-term		Long-term		Outlook	Short-term		Long-term		Outlook

Moody’s	P-2		Baa2		Negative	P-2		Baa1		Stable
S&P	A-2		BBB		Negative	A-2		BBB		Positive
DBRS	R-2 (high	)	BBB (high	)	Stable	R-2 (high	)	BBB (high	)	Positive

At April 30, 2011, we maintained a CLOC agreement to support commercial paper issuances, general corporate purposes or for working capital needs. This facility provides funding up to $1.7 billion and matures July 31, 2013. This facility bears interest at an annual rate of LIBOR plus 1.30% to 2.80% or PRIME plus 0.30% to 1.80% (depending on the type of borrowing) and includes an annual facility fee of 0.20% to 0.70% of the committed amounts, based on our credit ratings. Covenants in this facility include: (1) maintenance of a minimum net worth of $650.0 million on the last day of any fiscal quarter; and (2) reduction of the aggregate outstanding principal amount of short-term debt, as defined in the agreement, to $200.0 million or less for thirty consecutive days during the period March 1 to June 30 of each year (“Clean-down requirement”). At April 30, 2011, we were in compliance with these covenants and had net worth of $1.4 billion. We had no balance outstanding under the CLOCs at April 30, 2011.
During fiscal years 2011, 2010 and 2009, borrowing needs in our Canadian operations were funded by corporate borrowings in the U.S. To mitigate the foreign currency exchange rate risk, we used foreign exchange forward contracts. We do not enter into forward contracts for speculative purposes. In estimating the fair value of derivative positions, we utilize quoted market prices, if available, or quotes obtained from external sources. There were no forward contracts outstanding as of April 30, 2011.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
A summary of our obligations to make future payments as of April 30, 2011, is as follows:

(in 000s)

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Long-term debt (including interest)	$1,151,434	$67,750	$674,257	$409,427	$–
Customer deposits	863,898	511,010	11,656	22	341,210
FHLB borrowings	25,000	25,000	–	–	–
Retirement plan contribution	50,000	10,000	20,000	20,000	–
Acquisition payments	43,273	2,880	31,376	2,909	6,108
Contingent acquisition payments	11,000	8,652	2,318	30	–
Media advertising purchase obligation	9,498	6,665	2,833	–	–
Capital lease obligations	10,953	557	1,411	1,545	7,440
Operating leases	735,048	238,167	309,107	120,080	67,694

Total contractual cash obligations	$2,900,104	$870,681	$1,052,958	$554,013	$422,452

The amount of liabilities recorded in connection with unrecognized tax positions that we reasonably expect to pay within twelve months is $16.6 million at April 30, 2011 and is included in accrued income taxes on our consolidated balance sheet. The remaining amount is included in other noncurrent liabilities on our consolidated balance sheet. Because the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated unrecognized tax position liability has been excluded from the table above. See Item 8, note 15 to the consolidated financial statements for additional information.
See discussion of contractual obligations and commitments in Item 8, within the notes to our consolidated financial statements.

28   H&R BLOCK 2011 Form 10K

REGULATORY ENVIRONMENT
HRB Bank is a federal savings bank and H&R Block, Inc. is a savings and loan holding company. As a result, each is subject to regulation by the OTS. Federal savings banks are subject to extensive regulation and examination by the OTS, their primary federal regulator, as well as the FDIC.
All savings associations are subject to the capital adequacy guidelines and the regulatory framework for prompt corrective action. HRB Bank must meet specific capital guidelines involving quantitative measures of HRB Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. HRB Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. As of March 31, 2011, our most recent Thrift Financial Report (TFR) filing with the OTS, HRB bank was a “well capitalized” institution under the prompt corrective action provisions of the FDIC. See Item 8, note 20 to the consolidated financial statements for additional discussion of regulatory capital requirements and classifications.
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
The U.S., various state, local, provincial and foreign governments and some self-regulatory organizations have enacted statutes and ordinances, and/or adopted rules and regulations, regulating aspects of our business. These aspects include, but are not limited to, commercial income tax return preparers, income tax courses, the electronic filing of income tax returns, the offering of RACs, the facilitation of RALs, loan originations and assistance in loan originations, mortgage lending, privacy, consumer protection, franchising, sales methods, banking, accountants and the accounting practice. We seek to determine the applicability of such statutes, ordinances, rules and regulations (collectively, “Laws”) and comply with those Laws.
From time to time in the ordinary course of business, we receive inquiries from governmental and self-regulatory agencies regarding the applicability of Laws to our services and products. In response to past inquiries, we have agreed to comply with such Laws, convinced the authorities that such Laws were not applicable or that compliance already exists and/or modified our activities in the applicable jurisdiction to avoid the application of all or certain parts of such Laws. We believe the past resolution of such inquiries and our ongoing compliance with Laws has not had a material effect on our consolidated financial statements. We cannot predict what effect future Laws, changes in interpretations of existing Laws or the results of future regulator inquiries with respect to the applicability of Laws may have on our consolidated financial statements. See additional discussion of legal matters in Item 3, “Legal Proceedings” and Item 8, note 19 to our consolidated financial statements.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
This section presents information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” The tables in this section include HRB Bank information only.

H&R BLOCK 2011 Form 10K  29

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL – The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates for fiscal years 2011, 2010 and 2009:

								(dollars in 000s)

Year Ended April 30,	2011			2010			2009

		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost

Interest-earning assets:
Mortgage loans, net	$545,052	$24,693	4.53%	$677,115	$31,877	4.12%	$839,253	$46,396	5.14%
Federal funds sold	2,649	3	0.10%	9,471	9	0.09%	311,138	801	0.26%
Emerald Advance (1)	141,127	94,300	35.21%	106,093	77,891	35.21%	133,252	91,019	35.31%
Available-for-sale investment securities	22,243	174	0.78%	25,144	181	0.71%	29,500	791	2.68%
FHLB stock	5,953	171	2.88%	6,703	119	1.77%	6,557	127	1.93%
Cash and due from banks	930,666	2,338	0.25%	747,504	1,976	0.26%	12,474	123	0.99%

	1,647,690	$121,679	7.38%	1,572,030	$112,053	7.00%	1,332,174	$139,257	10.45%

Non-interest-earning assets	57,899			94,499			71,759

Total HRB Bank assets	$1,705,589			$1,666,529			$1,403,933

Interest-bearing liabilities:
Customer deposits	$830,597	$8,488	1.02%	$1,019,664	$10,174	1.00%	$863,072	$14,069	1.63%
FHLB borrowing	72,534	1,526	2.10%	98,767	1,997	2.02%	103,885	5,113	4.92%

	903,131	$10,014	1.11%	1,118,431	$12,171	1.09%	966,957	$19,182	1.98%

Non-interest-bearing liabilities	366,666			267,159			230,271

Total liabilities	1,269,797			1,385,590			1,197,228
Total shareholders’ equity	435,792			280,939			206,705

Total liabilities and shareholders’ equity	$1,705,589			$1,666,529			$1,403,933

Net yield on interest-earning assets (1)		$111,665	6.78%		$99,882	6.23%		$120,075	9.06%

(1)	Includes all interest income related to Emerald Advance activities. Amounts recognized as interest income also include certain fees, which are amortized into interest income over the life of the loan, of $48.5 million, $39.2 million and $44.0 million for fiscal years 2011, 2010 and 2009, respectively.

The following table presents the rate/volume variance in interest income and expense for the last two fiscal years:

					(in 000s)

Year Ended April 30,	2011				2010

	Total Change	Change	Change	Change	Total Change	Change	Change	Change
	in Interest	Due to	Due to	Due to	in Interest	Due to	Due to	Due to
	Income/Expense	Rate/Volume	Rate	Volume	Income/Expense	Rate/Volume	Rate	Volume

Interest income:
Loans, net(1)	$9,225	$4,485	$(1,211)	$5,951	$(27,646)	$1,233	$(8,192)	$(20,687)
Available-for-sale investment securities	(7)	(2)	16	(21)	(611)	86	(580)	(117)
Federal funds sold	(6)	(1)	1	(6)	(792)	500	(515)	(777)
FHLB stock	52	(8)	73	(13)	(8)	—	(11)	3
Cash & due from banks	362	40	(128)	450	1,853	(5,305)	(90)	7,248

	$9,626	$4,514	$(1,249)	$6,361	$(27,204)	$(3,486)	$(9,388)	$(14,330)

Interest expense:
Customer deposits	$(1,686)	$(264)	$56	$(1,478)	$(3,895)	$(573)	$(5,457)	$2,135
FHLB borrowings	(471)	(22)	81	(530)	(3,116)	149	(3,013)	(252)

	$(2,157)	$(286)	$137	$(2,008)	$(7,011)	$(424)	$(8,470)	$1,883

(1)	Non-accruing loans have been excluded.

INVESTMENT PORTFOLIO – The following table presents the cost basis and fair value of HRB Bank’s investment portfolio at April 30, 2011, 2010 and 2009:

(in 000s)

April 30,	2011		2010		2009

	Cost Basis	Fair Value	Cost Basis	Fair Value	Cost Basis	Fair Value

Mortgage-backed securities	$157,970	$158,177	$23,026	$23,016	$27,466	$26,793
Federal funds sold	8,727	8,727	2,338	2,338	157,326	157,326
FHLB stock	3,315	3,315	6,033	6,033	6,730	6,730
Trust preferred security	–	–	1,854	31	3,454	292

	$170,012	$170,219	$33,251	$31,418	$194,976	$191,141

30   H&R BLOCK 2011 Form 10K

The following table shows the cost basis, scheduled maturities and average yields for HRB Bank’s investment portfolio at April 30, 2011:

	(dollars in 000s)
		Less Than One Year		After Ten Years		Total
	Cost	Balance	Average	Balance	Average	Balance	Average
	Basis	Due	Yield	Due	Yield	Due	Yield

Mortgage-backed securities	$157,970	$–	–%	$157,970	2.32%	$157,970	2.32%
Federal funds sold	8,727	8,727	0.08%	–	–%	8,727	0.08%
FHLB stock	3,315	3,315	2.88%	–	–%	3,315	2.88%

	$170,012	$12,042		$157,970		$170,012

LOAN PORTFOLIO AND SUMMARY OF LOAN LOSS EXPERIENCE – The following table shows the composition of HRB Bank’s mortgage loan portfolio as of April 30, 2011, 2010, 2009, 2008 and 2007, and information on delinquent loans:

	(in 000s)

As of April 30,	2011	2010	2009	2008	2007

Residential real estate mortgages	$569,610	$683,452	$821,583	$1,004,283	$1,350,612
Home equity lines of credit	183	232	254	357	280

	$569,793	$683,684	$821,837	$1,004,640	$1,350,892

Loans and TDRs on non-accrual	$155,645	$185,209	$222,382	$110,759	$22,909
Loans past due 90 days or more	149,501	153,703	121,685	73,600	22,909
Total TDRs	106,328	144,977	160,741	37,159	–

Concentrations of loans to borrowers located in a single state may result in increased exposure to loss as a result of changes in real estate values and underlying economic or market conditions related to a particular geographical location. The table below presents outstanding loans by state for our portfolio of mortgage loans held for investment as of April 30, 2011:

	(dollars in 000s)

		Loans
	Loans	Purchased
	Purchased	from Other		Percent	Delinquency
	from SCC	Parties	Total	of Total	Rate (30+ Days)

Florida	$47,378	$68,499	$115,877	20%	33%
California	67,662	12,219	79,881	14%	32%
New York	88,004	10,101	98,105	17%	46%
Wisconsin	1,998	44,551	46,549	8%	8%
All others	149,949	79,432	229,381	41%	26%

Total	$354,991	$214,802	$569,793	100%

A rollforward of HRB Bank’s allowance for loss on mortgage loans is as follows:

	(dollars in 000s)

Year Ended April 30,	2011	2010	2009	2008	2007

Balance at beginning of the year	$93,535	$84,073	$45,401	$3,448	$–
Provision	35,200	47,750	63,897	42,004	3,622
Recoveries	272	88	54	999	–
Charge-offs and transfers	(38,520)	(38,376)	(25,279)	(1,050)	(174)

Balance at end of the year	$90,487	$93,535	$84,073	$45,401	$3,448

Ratio of net charge-offs to average loans outstanding during the year	5.96%	4.95%	2.80%	0.09%	0.02%

H&R BLOCK 2011 Form 10K  31

DEPOSITS – The following table shows HRB Bank’s average deposit balances and the average rate paid on those deposits for fiscal years 2011, 2010 and 2009:

					(dollars in 000s)

Year Ended April 30,	2011		2010		2009

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Money market and savings	$279,162	0.81%	$400,920	0.50%	$467,864	1.37%
Interest-bearing checking accounts	10,782	0.87%	13,677	0.61%	13,579	2.25%
IRAs	353,902	1.01%	377,973	1.02%	289,814	1.27%
Certificates of deposit	186,742	1.36%	227,094	1.86%	91,815	3.98%

	830,588	1.02%	1,019,664	1.00%	863,072	1.63%
Non-interest-bearing deposits	310,781		233,717		212,607

	$1,141,369		$1,253,381		$1,075,679

RATIOS – The following table shows certain of HRB Bank’s key ratios for fiscal years 2011, 2010 and 2009:

Year Ended April 30,	2011	2010	2009

Pretax return on assets	2.36%	2.12%	(1.03)%
Net return on equity	5.43%	21.04%	(6.67)%
Equity to assets ratio	30.81%	28.83%	12.44%

During fiscal year 2009, HRB Bank shared the revenues and expenses of the H&R Block Prepaid MasterCard® program with an affiliate, and as a result, transferred revenues and expenses of $49.4 million and $13.4 million, respectively, to this affiliate. During fiscal year 2010, the agreement with the affiliate was terminated and HRB Bank now retains the revenues and expenses of the program.
SHORT-TERM BORROWINGS – The following table shows HRB Bank’s short-term borrowings for fiscal years 2011, 2010 and 2009:

						(dollars in 000s)

Year Ended April 30,	2011		2010		2009

	Balance	Rate	Balance	Rate	Balance	Rate

Ending balance of FHLB advances	$25,000	2.36%	$50,000	1.92%	$25,000	1.76%
Average balance of FHLB advances	72,534	2.10%	98,767	2.07%	103,885	4.92%

The maximum amount of FHLB advances outstanding during fiscal years 2011, 2010 and 2009 was $75.0 million, $100.0 million and $129.0 million, respectively.

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
Our long-term debt at April 30, 2011, consists primarily of fixed-rate Senior Notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings. See Item 8, note 11 to our consolidated financial statements.
HRB BANK – At April 30, 2011, residential mortgage loans held for investment consisted of 42% fixed-rate loans and 58% adjustable-rate loans. These loans are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages tend to exhibit lower

32   H&R BLOCK 2011 Form 10K

prepayments. The opposite is true in a falling rate environment. When mortgage loans prepay, mortgage origination costs are written off. Depending on the timing of the prepayment, the write-offs of mortgage origination costs may result in lower than anticipated yields.
At April 30, 2011, HRB Bank’s other investments consisted primarily of mortgage-backed securities and FHLB stock. See table below for sensitivity analysis of our mortgage-backed securities.
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
Under criteria published by the OTS, HRB Bank’s overall interest rate risk exposure at March 31, 2011, the most recent date an evaluation was completed, was characterized as “minimal.” We actively manage our interest rate risk positions. As interest rates change, we will adjust our strategy and mix of assets and liabilities to optimize our position.

EQUITY PRICE RISK
We have limited exposure to the equity markets. Our primary exposure is through our deferred compensation plans. Within the deferred compensation plans, we have mismatches in asset and liability amounts and investment choices (both fixed-income and equity). At April 30, 2011 and 2010, the impact of a 10% market value change in the combined equity assets held by our deferred compensation plans and other equity investments would be $10.9 million and $9.7 million, respectively, assuming no offset for the liabilities.

FOREIGN EXCHANGE RATE RISK
Our operations in international markets are exposed to movements in currency exchange rates. The currencies involved are the Canadian dollar and the Australian dollar. We translate revenues and expenses related to these operations at the average of exchange rates in effect during the period. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders’ equity. Translation of financial results into U.S. dollars does not presently materially affect and has not historically materially affected our consolidated financial results, although such changes do affect the year-to-year comparability of the operating results in U.S. dollars of our international businesses. We estimate a 10% change in foreign exchange rates by itself would impact consolidated net income in fiscal years 2011 and 2010 by $3.7 million and $5.1 million, respectively, and cash balances at April 30, 2011 and 2010 by $7.6 million and $7.1 million, respectively.
During fiscal year 2011, borrowing needs in our Canadian operations were funded by corporate borrowings in the U.S. To mitigate the foreign currency exchange rate risk, we used forward foreign exchange contracts. We do not enter into forward contracts for speculative purposes. In estimating the fair value of derivative positions, we utilized quoted market prices, if available, or quotes obtained from external sources. When foreign currency financial instruments are outstanding, exposure to market risk on these instruments results from fluctuations in currency rates during the periods in which the contracts are outstanding. The counterparties to our currency exchange contracts consist of major financial institutions, each of which is rated investment grade. We are exposed to credit risk to the extent of potential non-performance by counterparties on financial instruments. Any potential credit exposure does not exceed the fair value. We believe the risk of incurring losses due to credit risk is remote. At April 30, 2011 we had no forward exchange contracts outstanding.

SENSITIVITY ANALYSIS
The sensitivities of certain financial instruments to changes in interest rates as of April 30, 2011 and 2010 are presented below. The following table represents hypothetical instantaneous and sustained parallel shifts in interest rates and should not be relied on as an indicator of future expected results. The impact of a change in interest rates on other factors, such as delinquency and prepayment rates, is not included in the analysis below.

	(in 000s)
		Basis Point Change
	Carrying Value at
	April 30, 2011	−300	−200	−100	+100	+200	+300

Mortgage loans held for investment	$485,008	$53,949	$36,810	$18,844	$(16,601)	$(31,228)	$(46,280)
Mortgage-backed securities	158,177	640	611	1,161	(5,325)	(11,700)	(17,978)

	Carrying Value at	Basis Point Change
	April 30, 2010	−300	−200	−100	+100	+200	+300

Mortgage loans held for investment	$595,405	$60,251	$43,363	$20,780	$(7,906)	$(12,525)	$(14,664)
Mortgage-backed securities	23,016	123	125	134	(272)	(411)	(510)

H&R BLOCK 2011 Form 10K  33

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DISCUSSION OF FINANCIAL RESPONSIBILITY
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
Deloitte & Touche LLP audited our consolidated financial statements for fiscal years 2011, 2010 and 2009. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 12a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of April 30, 2011.
Based on our assessment, management concluded that as of April 30, 2011, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO. The Company’s external auditors, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

William C. Cobb President and Chief Executive Officer	Jeffrey T. Brown Senior Vice President and Chief Financial Officer

34   H&R BLOCK 2011 Form 10K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
H&R Block, Inc.
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of H&R Block, Inc. and subsidiaries (the “Company”) as of April 30, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of H&R Block, Inc. and subsidiaries as of April 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2011, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 17 to the consolidated financial statements, the Company adopted an accounting standard related to consolidation of variable interest entities effective May 1, 2010.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 23, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Kansas City, Missouri
June 23, 2011

H&R BLOCK 2011 Form 10K  35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
H&R Block, Inc.
Kansas City, Missouri

We have audited the internal control over financial reporting of H&R Block, Inc. and subsidiaries (the “Company”) as of April 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended April 30, 2011 of the Company and our report dated June 23, 2011 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of an accounting standard related to consolidation of variable interest entities on May 1, 2010.

Kansas City, Missouri
June 23, 2011

36   H&R BLOCK 2011 Form 10K

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME	(in 000s, except per share amounts)

Year Ended April 30,	2011	2010	2009

REVENUES:
Service revenues	$3,225,861	$3,231,487	$3,437,906
Product and other revenues	414,282	520,440	491,155
Interest income	134,153	122,405	154,516

	3,774,296	3,874,332	4,083,577

OPERATING EXPENSES:
Cost of revenues	2,414,590	2,467,996	2,596,218
Selling, general and administrative	694,136	631,499	648,490

	3,108,726	3,099,495	3,244,708

Operating income	665,570	774,837	838,869
Other income, net	11,455	9,298	501

Income from continuing operations before income taxes	677,025	784,135	839,370
Income taxes	257,620	295,189	326,315

Net income from continuing operations	419,405	488,946	513,055
Net loss from discontinued operations	(13,295)	(9,704)	(27,382)

NET INCOME	$406,110	$479,242	$485,673

BASIC EARNINGS (LOSS) PER SHARE:
Net income from continuing operations	$1.35	$1.47	$1.53
Net loss from discontinued operations	(0.04)	(0.03)	(0.08)

Net income	$1.31	$1.44	$1.45

DILUTED EARNINGS (LOSS) PER SHARE:
Net income from continuing operations	$1.35	$1.46	$1.53
Net loss from discontinued operations	(0.04)	(0.03)	(0.08)

Net income	$1.31	$1.43	$1.45

COMPREHENSIVE INCOME:
Net income	$406,110	$479,242	$485,673
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding gains (losses) arising during the year, net of taxes of $58, $188 and $(1,736)	73	274	(2,836)
Reclassification adjustment for gains included in income, net of taxes of ($133), $811 and $762	55	(1,399)	(1,164)
Change in foreign currency translation adjustments	9,427	14,442	(10,125)

Comprehensive income	$415,665	$492,559	$471,548

See accompanying notes to consolidated financial statements.

H&R BLOCK 2011 Form 10K  37

CONSOLIDATED BALANCE SHEETS	(in 000s, except share and per share amounts)

As of April 30,	2011	2010

ASSETS
Cash and cash equivalents	$1,677,844	$1,804,045
Cash and cash equivalents — restricted	48,383	34,350
Receivables, less allowance for doubtful accounts of $67,466 and $112,475	492,290	517,986
Prepaid expenses and other current assets	259,214	292,655

Total current assets	2,477,731	2,649,036
Mortgage loans held for investment, less allowance for loan losses of $92,087 and $93,535	485,008	595,405
Property and equipment, at cost less accumulated depreciation and amortization of $677,220 and $657,008	307,320	345,470
Intangible assets, net	367,919	367,432
Goodwill	846,245	840,447
Other assets	723,738	436,528

Total assets	$5,207,961	$5,234,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Customer banking deposits	$852,220	$852,555
Accounts payable, accrued expenses and other current liabilities	618,070	756,577
Accrued salaries, wages and payroll taxes	257,038	199,496
Accrued income taxes	458,910	459,175
Current portion of long-term debt	3,437	3,688
Federal Home Loan Bank borrowings	25,000	50,000

Total current liabilities	2,214,675	2,321,491
Long-term debt	1,049,754	1,035,144
Federal Home Loan Bank borrowings	–	25,000
Other noncurrent liabilities	493,958	412,053

Total liabilities	3,758,387	3,793,688

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 412,440,599 and 431,390,599	4,124	4,314
Convertible preferred stock, no par, stated value $0.01 per share, 500,000 shares authorized	–	–
Additional paid-in capital	812,666	832,604
Accumulated other comprehensive income	11,233	1,678
Retained earnings	2,658,103	2,658,586
Less treasury shares, at cost	(2,036,552)	(2,056,552)

Total stockholders’ equity	1,449,574	1,440,630

Total liabilities and stockholders’ equity	$5,207,961	$5,234,318

See accompanying notes to consolidated financial statements.

38   H&R BLOCK 2011 Form 10K

CONSOLIDATED STATEMENTS OF CASH FLOWS	(in 000s)

Year Ended April 30,	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$406,110	$479,242	$485,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,633	126,901	123,631
Provision for bad debts and loan losses	180,951	161,296	181,829
Provision for deferred taxes	9,432	170,566	73,213
Stock-based compensation	14,500	29,369	26,557
Net cash provided by discontinued operations	–	–	97,578
Changes in assets and liabilities, net of acquisitions:
Cash and cash equivalents — restricted	(14,033)	2,497	(44,625)
Receivables	(105,708)	(87,889)	(77,447)
Prepaid expenses and other current assets	(37,892)	(2,320)	84,279
Other noncurrent assets	(98,818)	(59,429)	176,864
Accounts payable, accrued expenses and other current liabilities	(111,727)	(305)	(36,024)
Accrued salaries, wages and payroll taxes	56,009	(59,617)	(106,014)
Accrued income taxes	5,962	(77,254)	126,594
Other noncurrent liabilities	119,428	(65,261)	(56,001)
Other, net	(33,344)	(30,327)	(31,668)

Net cash provided by operating activities	512,503	587,469	1,024,439

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Purchases of available-for-sale securities	(138,824)	(5,365)	(5,092)
Maturities of and payments received on available-for-sale securities	16,797	15,758	15,075
Principal payments on mortgage loans held for investment, net	58,471	72,832	91,329
Purchases of property and equipment	(62,959)	(90,515)	(97,880)
Payments made for business acquisitions, net of cash acquired	(54,171)	(10,539)	(293,805)
Proceeds from sale of businesses, net	71,083	66,623	18,865
Franchise loans:
Loans funded	(92,455)	(89,664)	–
Payments received	57,552	40,710	–
Net cash provided by investing activities of discontinued operations	–	–	255,066
Other, net	34,349	31,513	22,002

Net cash provided by (used in) investing activities	(110,157)	31,353	5,560

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of commercial paper	(4,818,766)	(1,406,013)	–
Proceeds from issuance of commercial paper	4,818,766	1,406,013	–
Repayments of other borrowings	(50,000)	(4,267,773)	(4,762,294)
Proceeds from other borrowings	–	4,242,727	4,733,294
Customer banking deposits, net	(11,440)	17,539	64,357
Dividends paid	(186,802)	(200,899)	(198,685)
Repurchase of common stock, including shares surrendered	(283,534)	(254,250)	(106,189)
Proceeds from issuance of common stock, net	–	–	141,415
Proceeds from exercise of stock options	424	16,682	71,594
Net cash provided by financing activities of discontinued operations	–	–	4,783
Other, net	(3,039)	(35,144)	11,492

Net cash used in financing activities	(534,391)	(481,118)	(40,233)

Effects of exchange rates on cash	5,844	11,678	–

Net increase (decrease) in cash and cash equivalents	(126,201)	149,382	989,766
Cash and cash equivalents at beginning of the year	1,804,045	1,654,663	664,897

Cash and cash equivalents at end of the year	$1,677,844	$1,804,045	$1,654,663

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received of $4,762, $12,587 and $158,862	$244,917	$359,559	$(1,593)
Interest paid on borrowings	73,791	78,305	89,541
Interest paid on deposits	8,541	10,156	14,004
Transfers of foreclosed loans to other assets	16,463	19,341	65,171

See accompanying notes to consolidated financial statements.

H&R BLOCK 2011 Form 10K  39

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in 000s, except
per share amounts)

						Accumulated
			Convertible		Additional	Other				Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity

Balances at May 1, 2008	435,891	$4,359	–	$–	$695,959	$2,486	$2,384,449	(109,880)	$(2,099,435)	$987,818
Net income	–	–	–	–	–	–	485,673	–	–	485,673
Unrealized translation loss	–	–	–	–	–	(10,125)	–	–	–	(10,125)
Change in net unrealized gain (loss) on available-for-sale securities	–	–	–	–	–	(4,000)	–	–	–	(4,000)
Proceeds from common stock Issuance, net of expenses	8,286	83	–	–	141,332	–	–	–	–	141,415
Stock-based compensation	–	–	–	–	32,600	–	–	–	–	32,600
Shares issued for:
Option exercises	–	–	–	–	(12,624)	–	–	4,481	85,624	73,000
Nonvested shares	–	–	–	–	(20,392)	–	–	1,015	19,402	(990)
ESPP	–	–	–	–	(423)	–	–	292	5,577	5,154
Acquisitions	–	–	–	–	25	–	–	8	163	188
Acquisition of treasury shares	–	–	–	–	–	–	–	(5,991)	(106,189)	(106,189)
Cash dividends paid – $0.59 per share	–	–	–	–	–	–	(198,685)	–	–	(198,685)

Balances at April 30, 2009	444,177	4,442	–	–	836,477	(11,639)	2,671,437	(110,075)	(2,094,858)	1,405,859
Net income	–	–	–	–	–	–	479,242	–	–	479,242
Unrealized translation gain	–	–	–	–	–	14,442	–	–	–	14,442
Change in net unrealized gain (loss) on available-for-sale securities	–	–	–	–	–	(1,125)	–	–	–	(1,125)
Stock-based compensation	–	–	–	–	29,369	–	–	–	–	29,369
Shares issued for:
Option exercises	–	–	–	–	(10,840)	–	–	1,293	24,616	13,776
Nonvested shares/units	–	–	–	–	(13,806)	–	(300)	677	12,879	(1,227)
ESPP	–	–	–	–	(924)	–	–	266	5,058	4,134
Acquisition of treasury shares	–	–	–	–	–	–	–	(246)	(4,247)	(4,247)
Retirement of common shares	(12,786)	(128)	–	–	(7,672)	–	(242,203)	–	–	(250,003)
Cash dividends declared	–	–	–	–	–	–	(48,691)	–	–	(48,691)
Cash dividends paid – $0.60 per share	–	–	–	–	–	–	(200,899)	–	–	(200,899)

Balances at April 30, 2010	431,391	4,314	–	–	832,604	1,678	2,658,586	(108,085)	(2,056,552)	1,440,630
Net income	–	–	–	–	–	–	406,110	–	–	406,110
Unrealized translation gain	–	–	–	–	–	9,427	–	–	–	9,427
Change in net unrealized gain (loss) on available-for-sale securities	–	–	–	–	–	128	–	–	–	128
Stock-based compensation	–	–	–	–	14,500	–	–	–	–	14,500
Shares issued for:
Option exercises	–	–	–	–	(8,332)	–	–	339	6,439	(1,893)
Nonvested shares/units	–	–	–	–	(12,952)	–	(95)	632	12,028	(1,019)
ESPP	–	–	–	–	(1,784)	–	–	269	5,121	3,337
Acquisition of treasury shares	–	–	–	–	–	–	–	(230)	(3,588)	(3,588)
Retirement of common shares	(18,950)	(190)	–	–	(11,370)	–	(268,387)	–	–	(279,947)
Cash dividends declared – $0.45 per share	–	–	–	–	–	–	(138,111)	–	–	(138,111)

Balances at April 30, 2011	412,441	$4,124	–	$–	$812,666	$11,233	$2,658,103	(107,075)	$(2,036,552)	$1,449,574

See accompanying notes to consolidated financial statements.

40   H&R BLOCK 2011 Form 10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS – Our operating subsidiaries provide a variety of services to the general public, principally in the United States (U.S.). Specifically, we offer: tax return preparation; tax and consulting services to business clients; certain retail banking services and tax preparation and related software. Tax preparation services are also provided in Canada and Australia. Our Tax Services segment comprised 77.2% of our consolidated revenues from continuing operations for fiscal year 2011.
PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.
Some of our subsidiaries operate in regulated industries and their underlying accounting records reflect the policies and requirements of these industries.
MANAGEMENT ESTIMATES – The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions and judgments are applied in the determination of our allowance for loan losses, potential losses from loan repurchase and indemnity obligations associated with our discontinued mortgage business, contingent losses associated with pending litigation, fair value of reporting units, valuation allowances based on future taxable income, reserves for uncertain tax positions, credit losses on receivable balances and related matters. Estimates have been prepared on the basis of the most current and best information available as of each balance sheet date. As such, actual results could differ materially from those estimates.
CONCENTRATIONS OF RISK – The overall credit quality of our mortgage loans held for investment is impacted by the strength of the U.S. economy and local economies. Our mortgage loans held for investment include concentrations of loans to borrowers in certain states, which may result in increased exposure to loss as a result of changes in real estate values and underlying economic or market conditions related to a particular geographical location. Approximately 59% of our mortgage loan portfolio consists of loans to borrowers located in the states of Florida, California, New York and Wisconsin.
CASH AND CASH EQUIVALENTS – Cash and cash equivalents include cash on hand, cash due from banks and federal funds sold. For purposes of the consolidated balance sheets and consolidated statements of cash flows, all non-restricted highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents. We present cash flow activities utilizing the indirect method. Book overdrafts included in accounts payable totaled $38.8 million and $35.9 million at April 30, 2011 and 2010, respectively.
CASH AND CASH EQUIVALENTS – RESTRICTED – Cash and cash equivalents — restricted consists primarily of cash held by H&R Block Bank (HRB Bank) required for regulatory compliance and cash held by our captive insurance subsidiary that will be used to pay claims.
RECEIVABLES AND RELATED ALLOWANCES – Receivables consist primarily of accounts receivable from customers of our Business Services segment and receivables from tax clients for tax return preparation. The allowance for doubtful accounts for these receivables requires management’s judgment regarding collectibility and current economic conditions to establish an amount considered by management to be adequate to cover estimated losses as of the balance sheet date. Business Services accounts receivable are charged-off primarily when we determine that the specific customer does not have the ability to repay the balance in full. Receivables from tax clients for tax return preparation are not specifically identified and charged off, but are evaluated on a pooled basis. At the end of each tax season the outstanding balances on these receivables are evaluated based on collections received and expected collections over subsequent tax seasons.
Our financing receivables consist primarily of mortgage loans held for investment, Emerald Advance lines of Credit (EAs), tax client receivables related to refund anticipation loans (RALs) and loans made to franchisees.
Emerald Advance lines of credit. EAs are offered to clients in tax offices from late November through mid-January, currently in an amount not to exceed $1,000. If the borrower meets certain criteria as agreed in the loan terms, the line of credit can be increased and utilized year-round. These lines of credit are offered by HRB Bank.
Interest income on EAs is calculated using the average daily balance method and is recognized based on the principal amount outstanding until the outstanding balance is paid or becomes delinquent. Loan commitment fees on EAs, net of related expenses, are initially deferred and recognized as revenue over the commitment period, which is typically two months. EAs balances are due on February 15th, and any amounts unpaid by that date are placed on non-accrual status. Payments on past due amounts are recorded as a reduction in the receivable balance.

H&R BLOCK 2011 Form 10K  41

We review the credit quality of these receivables based on pools, which are segregated by the year of origination. Specific bad debt rates are applied to each pool, as well as to those who maintain their loan year-round.
We determine our allowance for these receivables collectively, based on a review of receipts taking into consideration historical experience. These receivables are not specifically identified and charged-off, but are evaluated on a pooled basis. Initial bad debt rates also consider whether the loan was made to a new or repeat client. At the end of each tax season the outstanding balances on these receivables are evaluated based on collections received and expected collections over subsequent tax seasons. We adjust our allowance accordingly, with these adjustments reflected as bad debt expense.
Tax client receivables related to RALs. Historically, RALs were offered in our US retail tax offices through a contractual relationship with HSBC Holdings plc (HSBC). We purchased a 49.9% participation interest in all RALs obtained through our retail offices. In December 2010, HSBC terminated its contract with us based on restrictions placed on HSBC by its regulator and RALs were not offered in our tax offices this tax season. In connection with the contract termination, we obtained the remaining rights to collect on the outstanding balances of RALs originated in years 2006 and later. All tax client receivables related to RALs outstanding at April 30, 2011 were originated prior to fiscal year 2011 and are past due. We do not accrue interest on these receivables. Payments on past due amounts are recorded as a reduction in the receivable balance.
We review the credit quality of these receivables based on pools, which are segregated by the year of origination, with specific bad debt rates applied to each pool.
These receivables are not specifically identified and charged-off, but are evaluated on a pooled basis. At the end of each tax season the outstanding balances on these receivables are evaluated based on collections received and expected collections over subsequent tax seasons. We adjust our allowance accordingly, with these adjustments reflected as bad debt expense.
Loans made to franchisees. Interest income on loans made to franchisees is calculated using the average daily balance method and is recognized based on the principal amount outstanding until the outstanding balance is paid or written off. Loans made to franchisees totaled $172.6 million at April 30, 2011, and consisted of $125.1 million in term loans made to finance the purchase of franchises and $47.5 million in revolving lines of credit made to existing franchisees primarily for the purpose of funding their off-season needs. The credit quality of these receivables is determined on a specific franchisee basis, taking into account the franchisee’s credit score, their payment history on existing loans and operational amounts due to us, the loan-to-value ratio and debt-to-income ratio. Credit scores, loan-to-value and debt-to-income ratios are obtained at the time of underwriting. Payment history is monitored on a regular basis. We believe all loans to franchisees are of similar credit quality. Loans are evaluated for impairment when they become delinquent. Amounts deemed to be uncollectible are written off to bad debt expense and bad debt related to these loans has typically been insignificant. Additionally, the franchise office serves as collateral for the loan. In the event the franchisee is unable to repay the loans, we revoke their franchise rights, write off the remaining balance of the loans and assume control of the office. As of April 30, 2011, loans totaling $0.1 million were past due, however we had no loans to franchisees on non-accrual status.
MORTGAGE LOANS HELD FOR INVESTMENT – Mortgage loans held for investment represent loans originated or acquired with the ability and current intent to hold to maturity. Loans held for investment are carried at amortized cost adjusted for charge-offs, net of allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income over the life of the related loan. Unearned income, premiums and discounts on purchased loans are amortized or accreted into income over the estimated life of the loan using methods that approximate the interest method based on assumptions regarding the loan portfolio, including prepayments adjusted to reflect actual experience.
We record an allowance representing our estimate of credit losses inherent in the loan portfolio at the balance sheet date. Loan recoveries and the provision for credit losses increase the allowance, while loan charge-offs decrease the allowance. A current assessment of the value of the loan’s underlying collateral is made when the loan is no later than 60 days past due and any loan balance in excess of the value less costs to sell the property is included in the provision for credit losses.
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

42   H&R BLOCK 2011 Form 10K

reviewed individually and a specific loan loss allowance is recorded based on the fair value of the underlying collateral.
We classify loans as non-accrual when full and timely collection of interest or principal becomes uncertain, or when they are 90 days past due. Interest previously accrued, but not collected, is reversed against current interest income when a loan is placed on non-accrual status. Accretion of deferred fees is discontinued for non-accrual loans. Payments received on non-accrual loans are recognized as interest income when the loan is considered collectible and applied to principal when it is doubtful that all contractual payments will be collected. Loans are not placed back on accrual status until collection of principal and interest is reasonably assured as a result of the borrower bringing the loan into compliance with the contractual terms of the loan. Prior to restoring a loan to accrual status, management considers a borrower’s prospects for continuing future contractual payments.
From time to time, as part of our loss mitigation process, we may agree to modify the contractual terms of a borrower’s loan. We have developed loan modification programs designed to help borrowers refinance adjustable-rate mortgage loans prior to rate reset or who may otherwise have difficulty making their payments. In cases where we modify a loan and in so doing grant a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (TDR). We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable-rate mortgage, the size of the payment increase upon a rate reset, the period of time remaining prior to the rate reset and other relevant factors in determining whether a borrower is experiencing financial difficulty. A borrower who is current may be deemed to be experiencing financial difficulty in instances where the evidence suggests an inability to pay based on the original terms of the loan after the interest rate reset and, in the absence of a modification, may default on the loan. We evaluate whether the modification represents a concession we would not otherwise consider, such as a lower interest rate than what a new borrower of similar credit risk would be offered. A loan modified in a troubled debt restructuring, including a loan that was current at the time of modification, is placed on non-accrual status until we determine future collection of principal and interest is reasonably assured, which generally requires the borrower to demonstrate a period of performance according to the restructured terms. At the time of the modification, we record impairment for TDR loans equal to the difference between the principal balance of the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate. However, if we later assess that foreclosure of a modified loan is probable, we record impairment based on the estimated fair value of the underlying collateral.
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
INVESTMENTS – Investments include both available-for-sale marketable securities and investments held-to-maturity. These investments are included in other assets in the consolidated balance sheets.
Available-for-Sale. Marketable securities we hold are classified as available-for-sale (AFS) and are reported at fair value. Unrealized gains and losses are calculated using the specific identification method and reported, net of applicable taxes, as a component of accumulated other comprehensive income. Realized gains and losses on the sale of these securities are determined using the specific identification method.
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
Held-to-Maturity. Our investment in the stock of the Federal Home Loan Bank (FHLB) is carried at cost, as it is a restricted security, which is required to be maintained by HRB Bank for borrowing availability. The cost of the stock represents its redemption value, as there is no ready market value.
PROPERTY AND EQUIPMENT – Buildings and equipment are initially recorded at cost and are depreciated over the estimated useful life of the assets using the straight-line method. Leasehold improvements are initially recorded at cost and are amortized over the lesser of the term of the respective lease or the estimated useful life,

H&R BLOCK 2011 Form 10K  43

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
We recorded a $22.7 million goodwill impairment related to our RedGear reporting unit within our Tax Services segment in fiscal year 2011. We recorded a $15.0 million goodwill impairment related to our RSM EquiCo, Inc. (RSM EquiCo) reporting unit within our Business Services segment in fiscal year 2010 and a $2.2 million goodwill impairment for a reporting unit within our Tax Services segment in fiscal year 2009. No material impairment adjustments to other intangible assets or other long-lived assets of continuing operations were made during the three-year period ended April 30, 2011.
The weighted-average life of intangible assets with finite lives is 26 years. Intangible assets are typically amortized over the estimated useful life of the assets using the straight-line method.
COMMERCIAL PAPER – During the year we issued commercial paper to finance temporary liquidity needs and various financial activities. There was no commercial paper outstanding at April 30, 2011 or 2010.
MORTGAGE LOAN REPURCHASE LIABILITY – In connection with the securitization and sale of loans, Sand Canyon Corporation (SCC) made certain representations and warranties, including, but not limited to, representations relating to matters such as ownership of the loan, validity of lien securing the loan, and the loan’s compliance with SCC’s underwriting criteria. Representations and warranties in whole loan sale transactions to institutional investors included a “knowledge qualifier” which limits SCC liability for borrower fraud to those instances where SCC had knowledge of the fraud at the time the loans were sold. In the event that there is a breach of a representation and warranty and such breach materially and adversely affects the value of a mortgage loan, SCC may be obligated to repurchase a loan or otherwise indemnify certain parties for losses incurred as a result of loan liquidation. Generally, these representations and warranties are not subject to a stated term, but would be subject to statutes of limitation applicable to the contractual provisions.
SCC estimates losses relating to representation and warranty claims by estimating loan repurchase and indemnification obligations on both known claims and projections of future claims. Projections of future claims are based on an analysis that includes a combination of reviewing repurchase demands and actual defaults and loss severities, inquiries from various third-parties, the terms and provisions of related agreements and the historical rate of repurchase and indemnification obligations related to breaches of representations and warranties. SCC’s methodology for calculating this liability considers the likelihood that individual counterparties will assert future claims. The repurchase liability is included in accounts payable, accrued expenses and other current liabilities on our consolidated balance sheets.
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
INCOME TAXES – We account for income taxes under the asset and liability method, which requires us to record deferred income tax assets and liabilities for future tax consequences attributable to differences between the

44   H&R BLOCK 2011 Form 10K

financial statement carrying value of existing assets and liabilities and their respective tax basis. Deferred taxes are determined separately for each tax-paying component within each tax jurisdiction based on provisions of enacted tax law. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax assets include capital loss and state and foreign tax loss carry-forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our current deferred tax assets are included in prepaid expenses and other current assets in the consolidated balance sheets. Noncurrent deferred tax assets are included in other assets on our consolidated balance sheets. Noncurrent deferred tax liabilities are included in other noncurrent liabilities on our consolidated balance sheets.
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
REVENUE RECOGNITION – Service revenues consist primarily of fees for preparation and filing of tax returns, both in offices and through our online programs, fees associated with our Peace of Mind (POM) guarantee program and fees for consulting services. Service revenues are recognized in the period in which the service is performed as follows:

▪	Retail and online tax preparation revenues are recorded when a completed return is filed or accepted by the customer.
▪	POM revenues are deferred and recognized over the term of the guarantee, based on historical and actual payment of claims.
▪	Revenues for services rendered in connection with the Business Services segment include fees based on time and materials, which are recognized as the services are performed and amounts are earned.
▪	Revenues associated with our H&R Block Prepaid Emerald MasterCard® program consist of interchange income from the use of debit cards and fees from the use of ATM networks. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network, and is based on cardholder purchase volumes. Interchange income is recognized as earned.
Product and other revenues in the current year include royalties from franchisees and sales of software products, and are recognized as follows:

▪	Upon granting of a franchise, franchisees pay a refundable deposit generally in the amount of $2,500, but pay no initial franchise fee. We record the payment as a deposit liability and recognize no revenue in connection with the initial granting of a franchise. Franchise royalties, which are based on contractual percentages of franchise revenues, are recorded in the period in which the franchise provides the service.
▪	Software revenues consist mainly of tax preparation software. Revenue from the sale of software such as H&R Block At Hometm is recognized when the product is sold to the end user, either through retail, online or other channels. Rebates, slotting fees and other incentives paid in connection with these sales are recorded as a reduction of revenue. Revenue from the sale of TaxWorks® software is deferred and recognized over the period for which upgrades and support are provided to the customer.
▪	In fiscal years 2010 and 2009, loan participation revenue was recognized over the life of the loan.
Interest income consists primarily of interest earned on mortgage loans held for investment and EAs and is recognized as follows:

▪	Interest income on mortgage loans held for investment includes deferred origination fees and costs and purchase discounts and premiums, which are amortized to income over the life of the loan using the interest method.
▪	Interest income on EAs is calculated using the average daily balance method and is recognized based on the principal amount outstanding until the outstanding balance is paid or written-off.

H&R BLOCK 2011 Form 10K  45

▪	Loan commitment fees, net of related expenses, are initially deferred and recognized as revenue over the commitment period.
Revenue recognition is evaluated separately for each unit in multiple-deliverable arrangements. Sales tax we collect and remit to taxing authorities is recorded net in our consolidated income statements.
ADVERTISING EXPENSE – Advertising costs for radio and television ads are expensed the first time the advertisement takes place, with print and mailing advertising expensed as incurred. Total advertising costs of continuing operations for fiscal years 2011, 2010 and 2009 totaled $264.2 million, $254.8 million and $249.2 million, respectively.
GAINS ON SALES OF TAX OFFICES – We periodically sell company-owned tax offices to franchisees. These sales can be financed by franchisees through loans offered by an affiliated company, which we consolidate. Gains are recorded upon determination that collection of the sales proceeds is reasonably assured. Gains are initially deferred when they are financed with these loans and are recognized after minimum payments and equity thresholds are met. Gains are reported in operating income due to their recurring nature, and are included as a reduction of selling, general and administrative expenses in our consolidated income statements.
EMPLOYEE BENEFIT PLANS – We have 401(k) defined contribution plans covering all full-time and seasonal employees following the completion of an eligibility period. Contributions of our continuing operations to these plans are discretionary and totaled $22.3 million, $24.0 million and $26.7 million for fiscal years 2011, 2010 and 2009, respectively.
We have a severance policy covering all regular full-time or part-time active employees for involuntary separation from the company. In May 2010 we announced plans to realign field and support organizations. The realignment included approximately 400 staff reductions. Associated severance benefits were recorded primarily during the first fiscal quarter of 2011 and totaled $29.6 million.
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
COMPREHENSIVE INCOME – Our comprehensive income is comprised of net income, foreign currency translation adjustments and the change in net unrealized gains or losses on AFS marketable securities. Included in stockholders’ equity at April 30, 2011 and 2010, the net unrealized holding gain on AFS securities was $0.5 million and $0.3 million, respectively, and the foreign currency translation adjustment was $10.8 million and $1.3 million, respectively.
NEW ACCOUNTING STANDARDS – In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This guidance assists in determining if a loan modification qualifies as a TDR and requires that creditors must determine that a concession has been made and the borrower is having financial difficulties. This guidance is effective beginning with our fiscal year 2012. As a result of applying this guidance, we may identify loans that are newly considered impaired, however we believe this guidance will not have a material effect on our consolidated financial statements.
In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” This guidance amends the criteria for separating consideration in multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (1) vendor-specific objective evidence; (2) third-party evidence; or (3) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified beginning with our fiscal year 2012. We believe this guidance will not have a material effect on our consolidated financial statements.
In December 2010, the FASB issued Accounting Standards Update 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments affect reporting units whose carrying amount is zero or negative, and require performance of Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, a reporting unit would consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance. The reporting unit would evaluate if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its

46   H&R BLOCK 2011 Form 10K

carrying amount. This guidance is effective beginning with our fiscal year 2012. We believe this guidance will not have a material effect on our consolidated financial statements.
STANDARDS IMPLEMENTED – In July 2010 the FASB issued Accounting Standards Update 2010-20, “Disclosures About Credit Quality of Financing Receivables and Allowance for Credit Losses.” This guidance requires enhanced disclosures about the allowance for credit losses and the credit quality of financing receivables and would apply to financing receivables held by all creditors. The requirements for period end disclosures are effective beginning with the first interim or annual reporting period ending after December 15, 2010. The requirements for activity-based disclosures were effective for our fourth quarter. The new disclosures are included in notes 1, 5 and 6. The requirements for TDR disclosures are effective for our first quarter of fiscal year 2012.
In June 2009, the FASB issued revised authoritative guidance associated with the consolidation of variable interest entities (VIEs). The revised guidance replaced the previous quantitative-based assessment for determining whether an enterprise is the primary beneficiary of a VIE and focuses primarily on a qualitative assessment. This assessment requires identifying the enterprise that has (1) the power to direct the activities of the VIE that can most significantly impact the entity’s performance; and (2) the obligation to absorb losses and the right to receive benefits from the VIE that could potentially be significant to such entity. The revised guidance also requires that the enterprise continually reassess whether it is the primary beneficiary of a VIE rather than conducting a reassessment only upon the occurrence of specific events. We implemented this guidance on May 1, 2010 and evaluated our financial interests to determine if we had interests in VIEs and if we are the primary beneficiary of the VIE. See note 17 for additional information on our VIEs.
In June 2009, the FASB issued guidance, under Topic 860 — Transfers and Servicing. This guidance requires more disclosure about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. We adopted this guidance as of May 1, 2010 and it did not have a material effect on our consolidated financial statements.

NOTE 2: BUSINESS COMBINATIONS AND DISPOSALS
Effective July 20, 2010, our Business Services segment acquired certain non-attest assets and liabilities of Caturano & Company, Inc. (Caturano), a Boston-based accounting firm, for an aggregate purchase price of $40.2 million. We expect this acquisition to expand our presence in the Boston market. We made cash payments of $32.6 million, including $29.8 million at closing. Payment of the remaining purchase price is deferred and will be paid over the next 13 years. The following table summarizes the fair value of identifiable assets acquired and liabilities assumed and the resulting goodwill:

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

In connection with the acquisition a deferred compensation plan, an employee retention program and a performance bonus plan were put in place for eligible employees. Expenses related to these plans will be treated as compensation and will be expensed as incurred. We incurred expenses totaling $2.6 million under these plans during fiscal year 2011.
In October 2010, we signed a definitive merger agreement to acquire all of the outstanding shares of 2SS Holdings, Inc. (“2SS”), developer of TaxACT digital tax preparation solutions, for $287.5 million in cash. Completion of the transaction is subject to the satisfaction of customary closing conditions, including regulatory approval. In May 2011, the United States Department of Justice (the “DOJ”) filed a civil antitrust lawsuit to block our proposed acquisition of 2SS. On June 21, 2011, the parties to the merger agreement signed an

H&R BLOCK 2011 Form 10K  47

amendment to the merger agreement. There are no assurances that the DOJ’s lawsuit will be resolved in our favor or that the transaction will be consummated.
During fiscal years 2011, 2010 and 2009, we sold certain retail tax offices to existing franchisees for cash proceeds of $65.6 million, $65.7 million and $16.9 million, respectively, and recorded gains on these sales of $45.1 million, $49.0 million and $14.9 million, respectively.
Effective November 3, 2008, we acquired the assets and franchise rights of our last major independent franchise operator for an aggregate purchase price of $279.2 million. Goodwill recognized on this transaction is included in the Tax Services segment and is deductible for tax purposes.
During fiscal years 2011, 2010 and 2009, we made other acquisitions, which were accounted for as purchases with cash payments totaling $19.1 million, $10.3 million and $12.6 million, respectively. Operating results of the acquired businesses, which are not material, are included in the consolidated income statements since the date of acquisition. During fiscal years 2011, 2010 and 2009 we also paid $2.5 million, $0.2 million and $1.9 million, respectively, for contingent payments on prior acquisitions.

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

(in 000s, except per share amounts)

Year Ended April 30,	2011	2010	2009

Net income from continuing operations attributable to shareholders	$419,405	$488,946	$513,055
Amounts allocated to participating securities (nonvested shares)	(1,085)	(1,888)	(2,042)

Net income from continuing operations attributable to common shareholders	$418,320	$487,058	$511,013

Basic weighted average common shares	309,230	332,283	332,787
Potential dilutive shares	547	953	1,752

Dilutive weighted average common shares	309,777	333,236	334,539

Earnings per share from continuing operations attributable to common shareholders:
Basic	$1.35	$1.47	$1.53
Diluted	1.35	1.46	1.53

Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 12.8 million, 13.7 million and 15.7 million shares of stock for fiscal years 2011, 2010 and 2009, respectively, as the effect would be antidilutive.

NOTE 4: INVESTMENTS
AVAILABLE-FOR-SALE – The amortized cost and fair value of securities classified as available-for-sale held at April 30, 2011 and 2010 are summarized below:

(in 000s)

As of April 30,	2011				2010

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses(1)	Value	Cost	Gains	Losses(1)	Value

Mortgage-backed securities	$157,970	$401	$(194)	$158,177	$23,026	$39	$(49)	$23,016
Municipal bonds	8,335	405	–	8,740	8,442	459	–	8,901
Trust preferred security	–	–	–	–	1,854	–	(1,823)	31

	$166,305	$806	$(194)	$166,917	$33,322	$498	$(1,872)	$31,948

(1)	At April 30, 2011, we had no investments that had been in a continuous loss position for more than twelve months. At April 30, 2010, investments with a cost of $15.7 million and gross unrealized losses of $1.9 million had been in a continuous loss position for more than twelve months.

We did not sell any AFS securities in fiscal year 2011. Proceeds from the sales of AFS securities were $2.1 million and $8.3 million during fiscal years 2010 and 2009, respectively. We recorded no gross realized gains or losses on those sales during fiscal year 2010. Gross realized gains on sales during fiscal year 2009 were $0.7 million; gross realized losses were $1.3 million. During fiscal years 2011, 2010 and 2009, we recorded other-than-temporary

48   H&R BLOCK 2011 Form 10K

impairments of AFS securities totaling $1.9 million, $1.6 million and $1.5 million, respectively, as a result of an assessment that it was probable we would not collect all amounts due or an assessment that we would not be able to hold the investments until potential recovery of market value.
Contractual maturities of AFS debt securities at April 30, 2011, occur at varying dates over the next 30 years, and are set forth in the table below.

(in 000s)

	Cost Basis	Fair Value

Maturing in:
Less than one year	$3,023	$3,081
Two to five years	3,112	3,331
Six to ten years	2,200	2,328
Beyond	157,970	158,177

	$166,305	$166,917

HELD-TO-MATURITY – HRB Bank is required to maintain a restricted investment in FHLB stock for borrowing availability. The cost of this investment, $3.3 million and $6.0 million at April 30, 2011 and 2010, respectively, represents its redemption value at each balance sheet date, as these investments do not have a ready market.

NOTE 5: RECEIVABLES
Short-term receivables consist of the following:

(in 000s)

As of April 30,	2011	2010

Business Services receivables	$281,847	$326,681
Loans to franchisees	62,181	55,047
Receivables for tax preparation and related fees	38,930	45,248
Emerald Advance lines of credit	31,645	57,914
Royalties from franchisees	11,645	3,845
Tax client receivables related to RALs	2,412	21,646
Other	131,096	120,080

	559,756	630,461
Allowance for doubtful accounts	(67,466)	(112,475)

	$492,290	$517,986

The short-term portion of EAs, tax client receivables related to RALs and loans made to franchisees is included in receivables, while the long-term portion is included in other assets in the consolidated financial statements. These amounts as of April 30, 2011 are as follows:

(in 000s)

	Emerald Advance	Tax Client	Loans
	Lines of Credit	Receivables - RALs	to Franchisees

Short-term	$31,645	$2,412	$62,181
Long-term	21,619	5,855	110,420

	$53,264	$8,267	$172,601

We review the credit quality of our EA receivables and tax client receivables related to RALs based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of April 30, 2011, by year of origination, are as follows:

(in 000s)

	Emerald Advance	Tax Client
	Lines of Credit	Receivables - RALs

Credit Quality Indicator – Year of origination:
2011	$28,800	$–
2010	5,236	446
2009	4,443	2,270
2008 and prior	2,722	5,551
Revolving loans	12,063	–

	$53,264	$8,267

As of April 30, 2011, $46.8 million of EAs were on non-accrual status and classified as impaired, or more than 60 days past due. All tax client receivables related to RALs are considered impaired.

H&R BLOCK 2011 Form 10K  49

Our allowance for doubtful accounts consists of the following:

(in 000s)

As of April 30,	2011	2010

Allowance related to:
Emerald Advance lines of credit	$4,400	$35,239
Tax client receivables related to RALs	–	12,191
Loans to franchisees	–	4
All other receivables	63,066	65,041

	$67,466	$112,475

Activity in the allowance for doubtful accounts for the years ended April 30, 2011, 2010 and 2009 is as follows:

(in 000s)

	Emerald Advance	Tax Client	Loans	All
	Lines of Credit	Receivables - RALs	to Franchisees	Other	Total

Balance as of May 1, 2008	$31,393	$17,398	$4	$71,360	$120,155
Provision	42,875	14,144	–	59,155	116,174
Recoveries	–	–	–	315	315
Charge-offs	(31,393)	(17,406)	–	(59,304)	(108,103)

Balance as of April 30, 2009	$42,875	$14,136	$4	$71,526	$128,541
Provision	33,919	12,193	–	65,642	111,754
Recoveries	–	–	–	534	534
Charge-offs	(41,555)	(14,138)	–	(72,661)	(128,354)

Balance as of April 30, 2010	$35,239	$12,191	$4	$65,041	$112,475
Provision	91,546	2	–	52,716	144,264
Recoveries	–	–	–	312	312
Charge-offs	(122,385)	(12,193)	(4)	(55,003)	(189,585)

Balance as of April 30, 2011	$4,400	$–	$–	$63,066	$67,466

There were no changes to our methodology related to the calculation of our allowance for doubtful accounts during fiscal year 2011.

NOTE 6: MORTGAGE LOANS HELD FOR INVESTMENT AND RELATED ASSETS
The composition of our mortgage loan portfolio as of April 30, 2011 and 2010 is as follows:

(dollars in 000s)

As of April 30,	2011		2010

	Amount	% of Total	Amount	% of Total

Adjustable-rate loans	$333,828	58%	$411,122	60%
Fixed-rate loans	239,146	42%	272,562	40%

	572,974	100%	683,684	100%
Unamortized deferred fees and costs	4,121		5,256
Less: Allowance for loan losses	(92,087)		(93,535)

	$485,008		$595,405

Activity in the allowance for loan losses for the years ended April 30, 2011, 2010 and 2009 is as follows:

(in 000s)

Year Ended April 30,	2011	2010	2009

Balance at beginning of the year	$93,535	$84,073	$45,401
Provision	35,567	47,750	63,897
Recoveries	272	88	54
Charge-offs	(37,287)	(38,376)	(25,279)

Balance at end of the year	$92,087	$93,535	$84,073

Our loan loss allowance as a percent of mortgage loans was 16.1% at April 30, 2011, compared to 13.7% at April 30, 2010.

50   H&R BLOCK 2011 Form 10K

When determining our allowance for loan losses, we evaluate loans less than 60 days past due on a pooled basis, while loans we consider impaired (which includes those loans more than 60 days past due or that have been modified) are evaluated individually. The balance of these loans and the related allowance is as follows:

(in 000s)

As of April 30,	2011		2010

	Portfolio	Related	Portfolio	Related
	Balance	Allowance	Balance	Allowance

Pooled (less than 60 days past due)	$304,325	$11,238	$372,823	$15,924
Impaired:
Individually (TDRs)	106,328	11,056	144,977	8,915
Individually (60 days or more past due)	162,321	69,793	165,884	68,696

	$572,974	$92,087	$683,684	$93,535

We review the credit quality of our portfolio based on the following criteria: (1) originator, (2) the level of documentation obtained for loan at origination, (3) occupancy status of property at origination, (4) geography, and (5) credit score and loan to value at origination. We specifically evaluate each loan and assign an internal risk rating of high, medium or low to each loan. The risk rating is based upon multiple loan characteristics that correlate to delinquency and loss. These characteristics include, but are not limited to, the five criteria listed above. These loan attributes are evaluated quarterly against a variety of additional characteristics to ensure the appropriate data is being utilized to determine the level of risk within the portfolio.
All criteria are obtained at the time of origination and are only subsequently updated if the loan is refinanced.
Our portfolio includes loans originated SCC and purchased by HRB Bank which constitute 62% of the total loan portfolio at April 30, 2011. We have experienced higher rates of delinquency and have greater exposure to loss with respect to this segment of our loan portfolio. Our remaining loan portfolio totaled $215.2 million and is characteristic of a prime loan portfolio, and we believe subject to a lower loss exposure. Detail of our mortgage loans held for investment and the related allowance at April 30, 2011 is as follows:

(dollars in 000s)

	Outstanding	Loan Loss Allowance		% 30+ Days
	Principal Balance	Amount	% of Principal	Past Due

Purchased from SCC	$357,814	$81,396	22.7%	41.7%
All other	215,160	10,691	5.0%	11.0%

	$572,974	$92,087	16.1%	30.2%

Credit quality indicators at April 30, 2011 include the following:

(in 000s)

Credit Quality Indicators	Purchased from SCC	All Other	Total Portfolio

Occupancy status:
Owner occupied	$249,048	$136,380	$385,428
Non-owner occupied	108,766	78,780	187,546

	$357,814	$215,160	$572,974

Documentation level:
Full documentation	$108,509	$157,270	$265,779
Limited documentation	11,146	23,355	34,501
Stated income	205,485	21,705	227,190
No documentation	32,674	12,830	45,504

	$357,814	$215,160	$572,974

Internal risk rating:
High	$151,522	$357	$151,879
Medium	206,292	–	206,292
Low	–	214,803	214,803

	$357,814	$215,160	$572,974

Loans given our internal risk rating of “high” are generally originated by SCC, have no documentation or are stated income and are non-owner occupied. Loans given our internal risk rating of “medium” are generally full documentation or stated income, with loan-to-value at origination of more than 80% and have credit scores at

H&R BLOCK 2011 Form 10K  51

origination below 700. Loans given our internal risk rating of “low” are generally full documentation, with loan-to-value at origination of less than 80% and have credit scores greater than 700.
Detail of the aging of the mortgage loans in our portfolio that are past due as of April 30, 2011 is as follows:

(in 000s)

	Less than 60	60 - 89 Days	90 + Days	Total
	Days Past Due	Past Due	Past Due(1)	Past Due	Current	Total

Purchased from SCC	$37,371	$4,882	$132,326	$174,579	$183,235	$357,814
All other	10,250	1,594	20,546	32,390	182,770	215,160

	$47,621	$6,476	$152,872	$206,969	$366,005	$572,974

(1)	No loans past due 90 days or more are still accruing interest.

Information related to our non-accrual loans is as follows:

(in 000s)

As of April 30,	2011	2010

Loans:
Purchased from SCC	$143,358
Other	14,106

	157,464	$160,124

TDRs:
Purchased from SCC	2,849
Other	329

	3,178	31,506

Total non-accrual loans	$160,642	$191,630

Information related to impaired loans is as follows:

(in 000s)

	Portfolio Balance	Portfolio Balance	Total
	With Allowance	With No Allowance	Portfolio Balance	Related Allowance

As of April 30, 2011:
Purchased from SCC	$190,074	$54,000	$244,074	$75,373
Other	19,340	5,235	24,575	5,476

	$209,414	$59,235	$268,649	$80,849

As of April 30, 2010	$288,309	$22,552	$310,861	$77,611

Information related to the allowance for impaired loans is as follows:

(in 000s)

As of April 30,	2011	2010

Portion of total allowance for loan losses allocated to impaired loans and TDR loans:
Based on collateral value method	$69,794	$68,696
Based on discounted cash flow method	11,055	8,915

	$80,849	$77,611

52   H&R BLOCK 2011 Form 10K

Information related to activities of our non-performing assets is as follows:

(in 000s)

For the Year Ended April 30,	2011	2010	2009

Average impaired loans:
Purchased from SCC	$252,673
All other	37,082

	$289,755	$307,351	$216,391

Interest income on impaired loans:
Purchased from SCC	$5,795
All other	829

	$6,624	$8,548	$5,964

Interest income on impaired loans recognized on a cash basis on non-accrual status:
Purchased from SCC	$5,567
All other	744

	$6,311	$7,452	$4,927

As of April 30, 2011 and 2010, accrued interest receivable on mortgage loans held for investment totaled $2.1 million and $2.6 million, respectively. At April 30, 2011, HRB Bank had interest-only mortgage loans in its investment portfolio totaling $3.7 million.
Our real estate owned includes loans accounted for as in-substance foreclosures of $7.7 million and $12.5 million at April 30, 2011 and 2010, respectively. Activity related to our real estate owned is as follows:

(in 000s)

Year Ended April 30,	2011	2010	2009

Balance, beginning of the period	$29,252	$44,533	$350
Additions	16,463	19,341	65,171
Sales	(21,889)	(24,308)	(9,072)
Impairments	(4,294)	(10,314)	(11,916)

Balance, end of the period	$19,532	$29,252	$44,533

NOTE 7:	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE
We use the following valuation methodologies for assets and liabilities measured at fair value and the general classification of these instruments pursuant to the fair value hierarchy.

▪	Available-for-sale securities – Available-for-sale securities are carried at fair value on a recurring basis. When available, fair value is based on quoted prices in an active market and as such, would be classified as Level 1. If quoted market prices are not available, we use a third-party pricing service to determine fair value and classify the securities as Level 2. The service’s pricing model is based on market data and utilizes available trade, bid and other market information. Available-for-sale securities that we classify as Level 2 include certain agency and non-agency mortgage-backed securities, U.S. states and political subdivisions debt securities and other debt and equity securities.
▪	Real estate owned – REO includes foreclosed properties securing mortgage loans. Foreclosed assets are adjusted to fair value less costs to sell upon transfer of the loans to REO. Fair value is generally based on independent market prices or appraised values of the collateral. Subsequent holding period losses and losses arising from the sale of REO are expensed as incurred. Because our REO is valued based on significant inputs that are unobservable in the market and our own estimates of assumptions that market participants would use in pricing the asset, these assets are classified as Level 3.
▪	Impaired mortgage loans held for investment – The fair value of impaired mortgage loans held for investment is generally based on the net present value of discounted cash flows for TDR loans or the appraised value of the underlying collateral for all other loans. These loans are classified as Level 3.

H&R BLOCK 2011 Form 10K  53

The following table presents for each hierarchy level the assets that were remeasured at fair value on both a recurring and non-recurring basis during fiscal years 2011 and 2010 and the gains (losses) on those remeasurements:

(dollars in 000s)

	Total	Level 1	Level 2	Level 3	Gain (loss)

As of April 30, 2011:
Recurring:
Mortgage-backed securities	$158,177	$–	$158,177	$–	$207
Municipal bonds	8,740	–	8,740	–	405
Non-recurring:
REO	12,366	–	–	12,366	(1,920)
Impaired mortgage loans held for investment	90,628	–	–	90,628	(11,390)

	$269,911	$–	$166,917	$102,994	$(12,698)

As a percentage of total assets	5.2%	–%	3.2%	2.0%
As of April 30, 2010:
Recurring:
Mortgage-backed securities	$23,016	$–	$23,016	$–	$(10)
Municipal bonds	8,901	–	8,901	–	459
Trust preferred security	31	–	31	–	(1,823)
Non-recurring:
REO	16,291	–	–	16,291	(4,430)
Impaired mortgage loans held for investment	88,456	–	–	88,456	(9,453)

	$136,695	$–	$31,948	$104,747	$(15,257)

As a percentage of total assets	2.6%	–%	0.6%	2.0%

There were no changes to the unobservable inputs used in determining the fair values of our level 2 and level 3 financial assets.
The following methods were used to determine the fair values of our other financial instruments:

▪	Cash equivalents, accounts receivable, investment in FHLB stock, accounts payable, accrued liabilities, commercial paper borrowings and the current portion of long-term debt – The carrying values reported in the balance sheet for these items approximate fair market value due to the relative short-term nature of the respective instruments.
▪	Mortgage loans held for investment – The fair value of mortgage loans held for investment is generally determined using market pricing sources based on origination channel and performance characteristics.
▪	Deposits – The estimated fair value of demand deposits is the amount payable on demand at the reporting date. The estimated fair value of IRAs and other time deposits is estimated by discounting the future cash flows using the rates currently offered by HRB Bank for products with similar remaining maturities.
▪	Long-term borrowings and FHLB borrowings – The fair value of borrowings is based on rates currently available to us for obligations with similar terms and maturities, including current market rates on our Senior Notes.
The carrying amounts and estimated fair values of our financial instruments at April 30, 2011 are as follows:

(in 000s)

	Carrying	Estimated
	Amount	Fair Value

Mortgage loans held for investment	$485,008	$295,154
Deposits	863,898	865,318
Long-term debt	1,053,191	1,112,886
FHLB advances	25,000	24,998

54   H&R BLOCK 2011 Form 10K

NOTE 8:	PROPERTY AND EQUIPMENT
The components of property and equipment are as follows:

(in 000s)

As of April 30,	2011	2010

Land and other non-depreciable assets	$2,245	$2,482
Buildings	154,519	161,460
Computers and other equipment	475,351	488,160
Capitalized software	156,108	147,104
Leasehold improvements	191,943	199,370
Construction in process	4,374	3,902

	984,540	1,002,478
Less: Accumulated depreciation and amortization	(677,220)	(657,008)

	$307,320	$345,470
During fiscal years 2011 and 2010, we received $6.5 million and $10.3 million, respectively, for tax incentives from certain government agencies related to our corporate headquarters building, which was recorded as a reduction of original cost.
Property and equipment included above and subject to capital lease arrangements included the following:

(in 000s)

As of April 30,	2011	2010

Property and equipment under capital lease	$47,842	$47,844
Less accumulated amortization	(35,056)	(31,418)

	$12,786	$16,426

Depreciation and amortization expense of continuing operations for fiscal years 2011, 2010 and 2009 was $92.2 million, $96.9 million and $96.6 million, respectively. Included in depreciation and amortization expense of continuing operations is amortization of capitalized software of $18.8 million, $21.8 million and $23.4 million, respectively.

NOTE 9:	GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment for the years ended April 30, 2011 and 2010 are as follows:

(in 000s)

	Tax Services	Business Services	Total

Balance at May 1, 2009:
Goodwill	$449,779	$402,639	$852,418
Accumulated impairment losses	(2,188)	–	(2,188)

	447,591	402,639	850,230

Changes:
Acquisitions	5,136	1,112	6,248
Disposals and foreign currency changes	(1,031)	–	(1,031)
Impairments	–	(15,000)	(15,000)

Balance at April 30, 2010:
Goodwill	453,884	403,751	857,635
Accumulated impairment losses	(2,188)	(15,000)	(17,188)

	451,696	388,751	840,447

Changes:
Acquisitions	15,441	28,552	43,993
Disposals and foreign currency changes	(10,286)	(5,209)	(15,495)
Impairments	(22,700)	–	(22,700)

Balance at April 30, 2011:
Goodwill	459,039	427,094	886,133
Accumulated impairment losses	(24,888)	(15,000)	(39,888)

	$434,151	$412,094	$846,245

Goodwill and other indefinite-life intangible assets were tested for impairment in the fourth quarter of fiscal year 2011. Except as discussed below, no impairment was identified.

H&R BLOCK 2011 Form 10K  55

The RedGear reporting unit within our Tax Services segment experienced lower than expected revenues, and as a result, we evaluated this reporting unit’s goodwill for impairment at January 31, 2011. The measurement of impairment of goodwill consists of two steps. In the first step, we compared the fair value of this reporting unit, determined using discounted cash flows, to its carrying value. As the results of the first test indicated that the fair value was less than its carrying value, we then performed the second step, which was to determine the implied fair value of its goodwill and to compare that to its carrying value. The second step included hypothetically valuing all of the tangible and intangible assets of this reporting unit. As a result, we recorded an impairment of the reporting unit’s goodwill of $22.7 million, leaving a remaining goodwill balance of approximately $14 million. The impairment is included in selling, general and administrative expenses on the consolidated statements of income.
We recorded a $15.0 million impairment in our Business Services segment in fiscal year 2010, related to RSM EquiCo, due to declining revenues and profitability.
We recorded a $2.2 million goodwill impairment in our Tax Services segment in fiscal year 2009, which was a result of the closure of a previously acquired business.
The components of intangible assets are as follows:

(in 000s)

As of April 30,	2011			2010

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$87,624	$(41,076)	$46,548	$67,705	$(33,096)	$34,609
Noncompete agreements	23,456	(22,059)	1,397	23,062	(21,278)	1,784
Reacquired franchise rights	214,330	(9,961)	204,369	223,773	(6,096)	217,677
Franchise agreements	19,201	(3,093)	16,108	19,201	(1,813)	17,388
Purchased technology	14,700	(8,505)	6,195	14,500	(6,266)	8,234
Trade name	1,325	(600)	725	1,325	(400)	925
Business Services:
Customer relationships	152,079	(128,738)	23,341	145,149	(120,037)	25,112
Noncompete agreements	35,818	(24,662)	11,156	33,052	(22,118)	10,934
Attest firm affiliation	7,629	(318)	7,311	–	–	–
Trade name – amortizing	2,600	(2,600)	–	2,600	(2,600)	–
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769

Total intangible assets	$614,399	$(246,480)	$367,919	$586,004	$(218,572)	$367,432

Amortization of intangible assets of continuing operations for the years ended April 30, 2011, 2010 and 2009 was $29.5 million, $30.0 million and $24.9 million, respectively. Estimated amortization of intangible assets for fiscal years 2012, 2013, 2014, 2015 and 2016 is $27.3 million, $22.8 million, $19.3 million, $14.5 million and $13.1 million, respectively.
In connection with the acquisition of Caturano, as discussed in note 2, we recorded a liability related to unfavorable operating lease terms in the amount of $5.9 million, which will be amortized over the remaining contractual life of the operating lease. The net balance was $5.5 million at April 30, 2011.

56   H&R BLOCK 2011 Form 10K

NOTE 10: CUSTOMER BANKING DEPOSITS
The components of customer banking deposits at April 30, 2011 and 2010 and the related interest expense recorded during the periods are as follows:

(in 000s)

April 30,	2011		2010

	Outstanding	Interest	Outstanding	Interest
	Balance	Expense	Balance	Expense

Short-term:
Money-market deposits	$164,734	$2,168	$195,220	$1,871
Savings deposits	11,030	107	12,460	128
Checking deposits:
Interest-bearing	6,947	94	24,190	83
Non-interest-bearing	279,296	–	200,096	–

	286,243	94	224,286	83

IRAs and other time deposits:
Due in one year	49,003		60,349
IRAs	341,210		360,240

	390,213	6,119	420,589	8,092

	$852,220	$8,488	$852,555	$10,174

Long-term:
Due in two years	$7,939		$12,479
Due in three years	3,717		6,079
Due in four years	16		3,105
Due in five years	6		1

	$11,678	$–	$21,664	$–

Accrued but unpaid interest on deposits totaled $0.2 million at April 30, 2011 and 2010.
Time deposit accounts totaling $7.3 million were in excess of Federal Deposit Insurance Corporation (FDIC) insured limits at April 30, 2011, and mature as follows:

(in 000s)

Three months or less	$480
Three to six months	2,929
Six to twelve months	2,011
Over twelve months	1,883

$7,303

NOTE 11: LONG-TERM DEBT
The components of long-term debt are as follows:

(in 000s)

As of April 30,	2011	2010

Senior Notes, 7.875%, due January 2013	$599,788	$599,664
Senior Notes, 5.125%, due October 2014	399,177	398,941
Acquisition obligations, due from May 2011 to December 2022	43,273	28,701
Capital lease obligations	10,953	11,526

	1,053,191	1,038,832
Less: Current portion	(3,437)	(3,688)

	$1,049,754	$1,035,144

On March 4, 2010, we entered into a committed line of credit (CLOC) agreement to support commercial paper issuances, general corporate purposes or for working capital needs. This facility provides funding up to $1.7 billion and matures July 31, 2013. This facility bears interest at an annual rate of LIBOR plus 1.30% to 2.80% or PRIME plus .30% to 1.80% (depending on the type of borrowing) and includes an annual facility fee of .20% to .70% of the committed amounts, based on our credit ratings. Covenants in this facility include: (1) maintenance of a minimum net worth of $650.0 million on the last day of any fiscal quarter; and (2) reduction of the aggregate outstanding principal amount of short-term debt, as defined in the agreement, to $200.0 million or less for thirty consecutive days during the period March 1 to June 30 of each year (“Clean-down requirement”). At April 30, 2011, we were in

H&R BLOCK 2011 Form 10K  57

compliance with these covenants and had net worth of $1.4 billion. We had no balance outstanding under the CLOCs at April 30, 2011 or 2010.
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
We have obligations related to various acquisitions of $43.3 million and $28.7 million at April 30, 2011 and 2010, respectively, which are due from May 2011 to December 2022.
We have a capitalized lease obligation of $11.0 million at April 30, 2011, that is collateralized by land and buildings. The obligation is due in 12 years.
The aggregate payments required to retire long-term debt are $3.4 million, $631.0 million, $1.6 million, $400.9 million, $2.7 million and $13.5 million in fiscal years 2012, 2013, 2014, 2015, 2016 and beyond, respectively.
HRB Bank is a member of the FHLB of Des Moines, which extends credit to member banks based on eligible collateral. At April 30, 2011, HRB Bank had FHLB advance capacity of $276.1 million. At April 30, 2011, we had $25.0 million outstanding on this facility, leaving remaining availability of $251.1 million. Mortgage loans held for investment of $381.5 million serve as eligible collateral and are used to determine total capacity. Our current outstanding borrowings of $25.0 million are due in April 2012 and bear interest at a rate of 2.36%.

NOTE 12: OTHER NONCURRENT ASSETS AND LIABILITIES
We have various compensation plans where we make contributions to eligible participant accounts, which may also include deferred compensation of the participant, with the participants then accruing income on these amounts. Included in other noncurrent liabilities is $152.7 million and $135.5 million at April 30, 2011 and 2010, respectively, reflecting our obligation under these plans. We may purchase whole-life insurance contracts on certain employee participants to recover distributions made or to be made under the plans. The cash surrender value of the policies and other assets held by the trusts are recorded in other noncurrent assets and totaled $115.0 million and $112.4 million at April 30, 2011 and 2010, respectively. These assets are restricted, as they are only available to fund the related liabilities.

NOTE 13: STOCKHOLDERS’ EQUITY
During fiscal year 2011, we purchased and immediately retired 19.0 million shares of our common stock at a cost of $279.9 million. During fiscal year 2010, we purchased and immediately retired 12.8 million shares of our common stock at a cost of $250.0 million. We may continue to repurchase and retire common stock or retire shares held in treasury in the future.
On October 27, 2008, we sold 8.3 million shares of our common stock, without par value, at a price of $17.50 per share in a registered direct offering through subscription agreements with selected institutional investors. We received net proceeds of $141.4 million, after deducting placement agent fees and other offering expenses. Proceeds were used for general corporate purposes.
We are authorized to issue 6.0 million shares of Preferred Stock without par value. At April 30, 2011, we had 5.6 million shares of authorized but unissued Preferred Stock. Of the unissued shares, 0.6 million shares have been designated as Participating Preferred Stock.
We are authorized to issue 0.5 million shares of non-voting Preferred Stock designated as Convertible Preferred Stock without par value. At April 30, 2011, we had 0.5 million shares of authorized but unissued Convertible Preferred Stock. The holders of the Convertible Preferred Stock are not entitled to receive dividends paid in cash, property or securities and, in the event of any dissolution, liquidation or wind-up of the Company, will share ratably with the holders of Common Stock then outstanding in the assets of the Company after any distribution or payments are made to the holders of Participating Preferred stock or the holders of any other class or series of stock of the Company with preference over the Common Stock.

NOTE 14: STOCK-BASED COMPENSATION
We utilize the fair value method to account for stock-based awards. Stock-based compensation expense of $14.5 million, $29.4 million and $32.6 million was recorded in fiscal years 2011, 2010 and 2009, respectively, net of related tax benefits of $5.4 million, $10.5 million and $12.2 million, respectively. Stock-based compensation

58   H&R BLOCK 2011 Form 10K

expense of our continuing operations totaled $14.5 million, $29.3 million and $26.6 million in fiscal years 2011, 2010 and 2009, respectively.
Accounting standards require excess tax benefits from stock-based compensation to be included as a financing activity in the statements of cash flows. As a result, we classified $0.5 million, $1.6 million and $8.6 million as cash inflows from financing activities for fiscal years 2011, 2010 and 2009, respectively. We realized tax benefits of $4.4 million, $6.6 million and $20.2 million in fiscal years 2011, 2010 and 2009, respectively.
We have four stock-based compensation plans which have been approved by our shareholders. As of April 30, 2011, we had 11.5 million shares reserved for future awards under stock-based compensation plans. We issue shares from our treasury stock to satisfy the exercise or release of stock-based awards. We believe we have adequate treasury stock to issue for the exercise or release of stock-based awards.
Our 2003 Long-Term Executive Compensation Plan provides for awards of options (both incentive and nonqualified), nonvested shares, performance nonvested share units and other stock-based awards to employees. These awards entitle the holder to shares or the right to purchase shares of common stock as the award vests, typically over a three-year or four-year period with a portion vesting each year. Historically, nonvested shares have received dividends during the vesting period, however awards granted after October 1, 2010 will no longer receive dividends during the vesting period. Performance nonvested share units receive cumulative dividends at the end of the vesting period. We measure the fair value of options on the grant date or modification date using the Black-Scholes option valuation model. We measure the fair value of nonvested shares and performance nonvested share units based on the closing price of our common stock on the grant date. Generally, we expense the grant-date fair value, net of estimated forfeitures, over the vesting period on a straight-line basis. Awards granted to employees who are of retirement age or early retirement age (age 65 or age 55 and ten years of service) or reach either retirement age prior to the end of the service period of the awards, are expensed over the shorter of the two periods. Options are generally granted at a price equal to the fair market value of our common stock on the grant date and have a contractual term of ten years.
Our 1999 Stock Option Plan for Seasonal Employees, which provided for awards of nonqualified options to certain employees, was terminated effective December 31, 2009, except for outstanding awards thereunder. These awards were granted to seasonal employees in our Tax Services segment and entitled the holder to the right to purchase shares of common stock as the award vests, typically over a two-year period. We measured the fair value of options on the grant date using the Black-Scholes option valuation model. We expensed the grant-date fair value, net of estimated forfeitures, over the seasonal service period. Options were granted at a price equal to the fair market value of our common stock on the grant date, are exercisable during September through November in each of the two years following the calendar year of the grant, and have a contractual term of 29 months.
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

H&R BLOCK 2011 Form 10K  59

A summary of options for the year ended April 30, 2011, is as follows:

(in 000s, except per share amounts)

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding, beginning of the year	15,082	$20.58
Granted	2,080	13.29
Exercised	(338)	10.64
Forfeited or expired	(6,034)	22.17

Outstanding, end of the year	10,790	$18.64	4 years	$9,224

Exercisable, end of the year	8,122	$19.95	2 years	$1,318
Exercisable and expected to vest	10,650	18.71	4 years	8,666

The total intrinsic value of options exercised during fiscal years 2011, 2010 and 2009 was $1.8 million, $5.4 million and $33.0 million, respectively. As of April 30, 2011, we had $3.2 million of total unrecognized compensation cost related to these options. The cost is expected to be recognized over a weighted-average period of two years.
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
The following assumptions were used to value options during the periods:

Year Ended April 30,	2011	2010	2009

Options – management and director:
Expected volatility	28.98% - 30.20%	27.11% - 27.27%	23.41% - 25.20%
Expected term	5 years	5 years	4 years
Dividend yield	4.18% - 5.17%	3.24% - 3.55%	2.35% - 3.04%
Risk-free interest rate	1.26% - 1.92%	2.38% - 2.75%	2.54% - 3.26%
Weighted-average fair value	$2.25	$3.27	$3.80
Options – seasonal:(1)
Expected volatility		33.81%	25.35%
Expected term		2 years	2 years
Dividend yield		3.48%	2.80%
Risk-free interest rate		0.85%	2.54%
Weighted-average fair value		$2.70	$2.83
ESPP options:
Expected volatility	22.75% - 23.31%	23.68% - 43.20%	29.13% - 43.82%
Expected term	0.5 years	0.5 years	0.5 years
Dividend yield	3.86% - 4.80%	2.65% - 3.46%	2.67% - 2.78%
Risk-free interest rate	0.19% - 0.23%	0.20% - 0.33%	0.27% - 2.13%
Weighted-average fair value	$2.16	$3.66	$4.38

(1)	This plan was terminated in fiscal year 2010, except for outstanding awards thereunder.
A summary of nonvested shares and performance nonvested share units for the year ended April 30, 2011, is as follows:

	(shares in 000s)

		Weighted-Average
		Grant Date
	Shares	Fair Value

Outstanding, beginning of the year	1,619	$19.55
Granted	745	12.56
Released	(632)	20.20
Forfeited	(232)	17.61

Outstanding, end of the year	1,500	$15.92

The total fair value of shares vesting during fiscal years 2011, 2010 and 2009 was $13.0 million, $15.5 million and $21.1 million, respectively. Upon the grant of nonvested shares and performance nonvested share units, unearned

60   H&R BLOCK 2011 Form 10K

compensation cost is recorded as an offset to additional paid-in capital and is amortized as compensation expense over the vesting period. As of April 30, 2011, we had $11.5 million of total unrecognized compensation cost related to these shares. This cost is expected to be recognized over a weighted-average period of 2 years.

NOTE 15: INCOME TAXES
The components of income from continuing operations upon which domestic and foreign income taxes have been provided are as follows:

(in 000s)

Year Ended April 30,	2011	2010	2009

Domestic	$639,914	$745,912	$815,614
Foreign	37,111	38,223	23,756

	$677,025	$784,135	$839,370

The components of income tax expense (benefit) for continuing operations are as follows:

			(in 000s)

Year Ended April 30,	2011	2010	2009

Current:
Federal	$188,086	$92,992	$243,085
State	45,068	23,625	38,418
Foreign	21,456	16,052	1,393

	254,610	132,669	282,896

Deferred:
Federal	(799)	128,900	36,739
State	3,521	33,448	6,582
Foreign	288	172	98

	3,010	162,520	43,419

Total income taxes for continuing operations	$257,620	$295,189	$326,315

The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income taxes of continuing operations is as follows:

Year Ended April 30,	2011	2010	2009

U.S. statutory tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from:
State income taxes, net of federal income tax benefit	4.5%	3.8%	4.2%
Permanent differences	(0.3)%	(0.5)%	1.6%
Uncertain tax positions	1.1%	0.9%	0.5%
Net decrease in valuation allowance	(1.3)%	(1.0)%	(1.2)%
Other	(0.9)%	(0.6)%	(1.2)%

Effective tax rate	38.1%	37.6%	38.9%

H&R BLOCK 2011 Form 10K  61

The significant components of deferred tax assets and liabilities of continuing operations are reflected in the following table:

(in 000s)

As of April 30,	2011	2010

Gross deferred tax assets:
Accrued expenses	$61,891	$17,554
Allowance for credit losses and related reserves	102,587	164,783
Net operating loss carryovers	–	200
Other	–	237
Valuation allowance	(47,300)	(1,745)

Current	117,178	181,029

Deferred and stock-based compensation	73,398	71,970
Property and equipment	–	9,071
Deferred revenue	23,166	25,595
Net operating loss carryovers	21,057	26,292
Accrued expenses	32,481	31,892
Capital loss carryover	150,876	144,507
Other	15,953	15,991
Valuation allowance	(94,261)	(151,838)

Noncurrent	222,670	173,480

	339,848	354,509
Gross deferred tax liabilities:
Prepaid expenses	(4,734)	(6,337)

Current	(4,734)	(6,337)

Property and equipment	(10,731)	–
Basis difference in mortgage-related investment	(49,751)	(81,118)
Intangibles	(139,963)	(124,918)

Noncurrent	(200,445)	(206,036)

Net deferred tax assets	$134,669	$142,136

The loss from discontinued operations for fiscal years 2011, 2010 and 2009 of $13.3 million, $9.7 million and $27.4 million, respectively are net of tax benefits of $8.7 million, $8.0 million and $20.3 million, respectively. Our effective tax rate for discontinued operations was 39.4%, 45.1% and 42.5% for fiscal years 2011, 2010 and 2009, respectively.
As of April 30, 2011, we have a capital loss deferred tax asset (DTA) of $147 million. The majority of this capital loss DTA resulted from the sale of our brokerage business in November 2008. Generally, for tax purposes, a capital loss can only be utilized to the extent we realize capital gains within five years of the end of the taxable year the capital loss was incurred. We do not currently expect to be able to realize a tax benefit for substantially all of this loss and, therefore, recorded a valuation allowance of $126.3 million. We have capital loss carryover of approximately $375 million which will expire if not used to offset future capital gains before December 31, 2013.
During fiscal year 2010, our current tax expense was reduced and our deferred tax expense increased by offsetting amounts due to the tax effects of a tax accounting change impacting the timing of taxable income from certain mortgage related assets. Because of this treatment we recorded a noncurrent deferred tax liability of $81.1 million and a long-term receivable of the same amount as a result of this change. During fiscal year 2011, we changed our measurement of the more-likely-than-not tax basis of certain assets of a subsidiary as a result of new information obtained from ongoing interactions with the IRS. The result of this new information was to increase our noncurrent deferred tax liability in the amount of $66.3 million and to establish a long-term receivable for the same amount as it is not expected that these matters will be settled within twelve months.
Certain of our subsidiaries file stand-alone returns in various states and foreign jurisdictions, and others join in filing consolidated or combined returns in such jurisdictions. At April 30, 2011, we had net operating losses (NOLs) in various states and foreign jurisdictions. The amount of state NOLs vary by taxing jurisdiction. We recorded deferred tax assets of $21.1 million for the tax effects of such losses and a valuation allowance of $10.3 million for the portion of such losses that, more likely than not, will not be realized. If not used, the NOLs will expire in varying amounts during fiscal years 2012 through 2031.
We intend to indefinitely reinvest foreign earnings, therefore, a provision has not been made for income taxes that might be payable upon remittance of such earnings. Determination of the amount of unrecognized deferred tax liability on unremitted foreign earnings is not practicable.

62   H&R BLOCK 2011 Form 10K

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2011, 2010 and 2009 is as follows:

(in 000s)

Year Ended April 30,	2011	2010	2009

Balance, beginning of the year	$129,767	$124,605	$137,608
Additions based on tax positions related to prior years	28,262	12,957	14,541
Reductions based on tax positions related to prior years	(1,473)	(2,427)	(6,096)
Additions based on tax positions related to the current year	3,417	3,314	4,110
Reductions related to settlements with tax authorities	(7,639)	(8,545)	(18,189)
Expiration of statute of limitations	(315)	(1,061)	(5,007)
Foreign currency translation	1,057	924	(2,362)
Other	1,772	–	–

Balance, end of the year	$154,848	$129,767	$124,605

Of the $154.8 million, $129.8 million and $124.6 million ending gross unrecognized tax benefit balance as of April 30, 2011, 2010 and 2009, respectively, $117.6 million, $106.8 million and $107.0 million, respectively, if recognized, would impact the effective rate. This difference results from adjusting the gross balances for such items as federal, state and foreign deferred items, interest and deductible taxes. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $17 million within the next twelve months due to anticipated settlements of audit issues and expiring statutes of limitations. This amount is included in accrued income taxes in our consolidated balance sheet. The remaining amount is classified as long-term and is included in other noncurrent liabilities in the consolidated balance sheet.
Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. The amount of gross interest and penalties accrued on uncertain tax positions during fiscal years 2011, 2010 and 2009 totaled $4.4 million, $4.1 million and $15.4 million, respectively. The total gross interest and penalties accrued as of April 30, 2011, 2010 and 2009 totaled $44.1 million, $39.7 million and $42.4 million, respectively.
We file a consolidated federal income tax return in the U.S. and file tax returns in various state and foreign jurisdictions. The consolidated tax returns for the years 2006 and 2007 are currently under examination by the IRS. The consolidated tax returns for the years 1999 – 2005 are at the IRS appellate level. Tax years prior to 1999 are closed by statute. Historically, tax returns in various foreign and state jurisdictions are examined and settled upon completion of the examination.

NOTE 16:	INTEREST INCOME AND INTEREST EXPENSE
The following table shows the components of interest income and expense of our continuing operations. Interest expense is included in cost of revenues on our consolidated statements of income.

(in 000s)

Year Ended April 30,	2011	2010	2009

Interest income:
Mortgage loans, net	$24,693	$31,877	$46,396
Emerald Advance lines of credit	94,300	77,891	91,019
Investment securities	1,609	2,318	4,896
Other	13,551	10,319	12,205

	$134,153	$122,405	$154,516

Interest expense:
Borrowings	$85,421	$78,398	$83,193
Deposits	8,488	10,174	14,069
FHLB advances	1,526	1,997	5,113

	$95,435	$90,569	$102,375

NOTE 17:	VARIABLE INTERESTS
The following is a description of our financial interests in VIEs which we consider significant or where we are the sponsor. For these VIEs we have determined that we are not the primary beneficiary and, therefore have not consolidated the VIEs. Prior to implementation of this new guidance we did not consolidate these entities.
McGladrey & Pullen LLP – McGladrey & Pullen LLP (M&P) is a limited liability partnership, owned 100% by certified public accountants (CPAs), which provides attest services to middle market clients.
Under state accountancy regulations, a firm cannot provide attest services unless it is properly licensed which requires that the firm be majority-owned and controlled by licensed CPAs. As such, RSM McGladrey, Inc. (RSM) cannot be a licensed CPA firm and cannot provide attest services. Since 1999, RSM and M&P have operated in what

H&R BLOCK 2011 Form 10K  63

is known as an “alternative practice structure” (APS). Through the APS, RSM and M&P offer clients a full range of attest and non-attest services in compliance with applicable accountancy regulations.
An administrative services agreement between RSM and M&P obligates RSM to provide M&P with administrative services, information technology, office space, non-professional staff, and other infrastructure in exchange for market rate fees from M&P. In addition, the agreement allows for professional staff to be sub-contracted between RSM and M&P at market rates. During fiscal years 2011 and 2010, we received $4.1 million and $22.6 million, respectively, in management fee revenues from M&P.
All partners of M&P, with the exception of M&P’s Managing Partner, are also managing directors employed by RSM. Approximately 84% of RSM’s managing directors are also partners in M&P. Certain other personnel are also employed by both M&P and RSM. M&P partners receive distributions of M&P’s earnings in their capacity as partners, as well as compensation from RSM in their capacity as managing directors. Distributions to M&P partners are based on the profitability of M&P and are not capped by the APS. The aggregate compensation payable to RSM managing directors by RSM in any given year generally equals 67 percent of the combined profits of M&P and RSM less any amounts paid in their capacity as M&P partners. In practice, this means that variability in the amounts paid to RSM managing directors under these contracts can cause variability in RSM’s operating results. RSM is not entitled to any profits or residual interests of M&P, nor is it obligated to fund losses or capital deficiencies of M&P. Managing directors of RSM have historically participated in stock-based compensation plans of H&R Block. Beginning in fiscal 2011, participation in those plans ceased and were replaced by a non-contributory, non-qualified defined contribution plan. RSM is required to pay $60.0 million over five years to fund contributions to the retirement plan. The administrative services agreement with M&P and compensation arrangements between RSM and their managing directors represent a variable interest in M&P.
We have concluded that RSM is not the primary beneficiary of M&P and, therefore, we have not consolidated M&P. RSM does not have an equity interest in M&P, nor does it have the power to direct any activities of M&P and does not receive any of its income. We have no assets or liabilities included in our consolidated balance sheets related to our variable interests. We believe RSM’s maximum exposure to economic loss, resulting from various agreements with M&P, relates primarily to shared office space from operating leases under the administrative services agreement equal to $94.8 million at April 30, 2011, and variability in our operating results due to the compensation agreements with RSM managing directors. We do not provide any support that is not contractually required.
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
SCC does have the exclusive right to appoint a servicer when certain conditions have been met for specific loans related to two of the NIM Trusts. As of April 30, 2011, those conditions have been met for a minority portion of the loans underlying those Trusts. As this right pertains only to a minority of the loans, we have concluded that SCC does not have the power to direct the most significant activities of these two NIM Trusts, as the servicer has the power to direct significant activities over the majority of the mortgage loans. In the remaining NIM Trusts, SCC has a shared right to appoint a servicer under certain conditions. For these NIM Trusts, we have concluded that SCC is not the primary beneficiary because the power to direct the most significant activities, which is the servicing of the underlying mortgage loans, is shared with other unrelated parties.
At April 30, 2011, we had no significant assets or liabilities included in our consolidated balance sheets related to SCC’s variable interests in the Trusts. We have a liability, as discussed in note 18, and a deferred tax asset recorded in our consolidated balance sheets related to obligations for representations and warranties SCC made in connection with the transfer of mortgage loans, including mortgage loans held by the securitization trusts. We have no remaining exposure to economic loss arising from impairment of SCC’s beneficial interest in the Trusts. If SCC receives cash flows in the future as a holder of beneficial interests we would record gains as other income in

64   H&R BLOCK 2011 Form 10K

our income statement. Neither we nor SCC has liquidity arrangements, guarantees or other commitments for the Trusts, nor has any support been provided that was not contractually required.

NOTE 18:	COMMITMENTS AND CONTINGENCIES
We offer guarantees under our POM program to tax clients whereby we will assume the cost of additional tax assessments, up to a cumulative per client limit of $5,500, attributable to tax return preparation error for which we are responsible. We defer all revenues and direct costs associated with these guarantees, recognizing these amounts over the term of the guarantee based on historical and actual payment of claims. The related current asset is included in prepaid expenses and other current assets. The related liability is included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets. The related noncurrent asset and liability are included in other assets and other noncurrent liabilities, respectively, in the consolidated balance sheets. A loss on these POM guarantees would be recognized if the sum of expected costs for services exceeded unearned revenue. The changes in the deferred revenue liability for fiscal years 2011 and 2010 are as follows:

(in 000s)

Year Ended April 30,	2011	2010

Balance, beginning of the year	$141,542	$146,807
Amounts deferred for new guarantees issued	77,474	74,889
Revenue recognized on previous deferrals	(78,413)	(80,154)

Balance, end of the year	$140,603	$141,542

In addition to amounts accrued for our POM guarantee, we had accrued $14.7 million and $14.5 million at April 30, 2011 and 2010, respectively, related to our standard guarantee which is included with our standard tax preparation services.
During fiscal year 2009, we entered into an agreement to purchase $45.8 million in media advertising between July 1, 2009 and June 30, 2013. At April 30, 2011, our remaining obligation totaled $9.5 million. We expect to make payments totaling $6.7 million during fiscal year 2012.
We have various contingent purchase price obligations for acquisitions prior to May 2009. In many cases, contingent payments to be made in connection with these acquisitions are not subject to a stated limit. We estimate the potential payments (undiscounted) for which we have not recorded a liability total $3.8 million as of April 30, 2011. We have recorded liabilities totaling $11.0 million in conjunction with contingent payments related to more recent acquisitions, with the short-term amount recorded in accounts payable, accrued expenses and deposits and the long-term portion included in other noncurrent liabilities. Our estimate is based on current financial conditions. Should actual results differ materially from our assumptions, the potential payments will differ from the above estimate.
We have contractual commitments to fund certain franchises requesting Franchise Equity Lines of Credit (FELCs). Our total obligation under these lines of credit was $85.2 million at April 30, 2011, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $37.7 million.
We are self-insured for certain risks, including, workers’ compensation, property and casualty, professional liability and claims related to our POM program. These programs maintain various self-insured retentions. In all but POM, commercial insurance is purchased in excess of the self-insured retentions. We accrue estimated losses for self-insured retentions using actuarial models and assumptions based on historical loss experience. The nature of our business may subject us to error and omissions, casualty and professional liability lawsuits. To the extent that we are subject to claims exceeding our insurance coverage, such suits could have a material effect on our financial position, results of operations or liquidity.
We issued three standby letters of credit to servicers paying claims related to our POM, errors and omissions, and property and casualty insurance policies. These letters of credit are for amounts not to exceed $5.3 million in the aggregate. At April 30, 2011, there were no balances outstanding on these letters of credit.
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

H&R BLOCK 2011 Form 10K  65

as the sole bondholder, we, in effect, control enforcement of the lease against ourselves. As a result of the capital lease treatment, the furniture, fixtures and equipment will remain a component of property, plant and equipment in our consolidated balance sheets. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation. The transaction provides us with property tax exemptions for the leased furniture, fixtures and equipment. As of April 30, 2011, we have purchased $31.0 million in bonds in connection with this arrangement.
Substantially all of the operations of our subsidiaries are conducted in leased premises. Most of the operating leases are for periods ranging from three years to five years, with renewal options and provide for fixed monthly rentals. Future minimum operating lease commitments of our continuing operations at April 30, 2011, are as follows:

(in 000s)

2012	$238,167
2013	181,044
2014	128,063
2015	84,138
2016	35,942
2017 and beyond	67,694

$735,048

Rent expense of our continuing operations for fiscal years 2011, 2010 and 2009 totaled $272.1 million, $289.6 million and $308.1 million, respectively.
In the regular course of business, we are subject to routine examinations by federal, state and local taxing authorities. In management’s opinion, the disposition of matters raised by such taxing authorities, if any, would not have a material impact on our consolidated financial statements.
We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Other guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counterparties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the terms of the indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair value of these guarantees and indemnifications is not material as of April 30, 2011.
DISCONTINUED OPERATIONS – SCC, previously known as Option One Mortgage Corporation, ceased originating mortgage loans in December 2007 and, in April 2008, sold its servicing assets and discontinued its remaining operations. The sale of servicing assets did not include the sale of any mortgage loans.
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

66   H&R BLOCK 2011 Form 10K

Claims received by SCC have primarily related to alleged breaches of representations and warranties related to a loan’s compliance with the underwriting standards established by SCC at origination, borrower fraud and credit exceptions without sufficient compensating factors. Claims received since May 1, 2008 follows:

													(in millions)

		Fiscal Year 2009				Fiscal Year 2010				Fiscal Year 2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Total

Loan Origination Year:
2005	$40	$21	$1	$–	$–	$15	$–	$–	$6	$1	$–	$1	$85
2006	89	10	111	7	2	57	4	45	100	15	29	50	519
2007	43	10	85	15	4	11	7	–	3	5	4	4	191

Total	$172	$41	$197	$22	$6	$83	$11	$45	$109	$21	$33	$55	$795

Note:  The table above excludes amounts related to an indemnity agreement dated April 2008, which is discussed below.
For claims received, reviewed and determined to be valid, SCC has complied with its obligations by either repurchasing the mortgage loans or REO properties, providing for the reimbursement of losses in connection with liquidated REO properties, or reaching other settlements. SCC has denied approximately 84% of all claims received, excluding resolution reached under other settlements. Counterparties could reassert claims that SCC has denied. Of claims determined to be valid, approximately 22% resulted in loan repurchases, and 78% resulted in indemnification or settlement payments. Losses on loan repurchase, indemnification and settlement payments totaled approximately $117 million for the period May 1, 2008 through April 30, 2011. Loss severity rates on repurchases and indemnification have approximated 57% and SCC has not observed any material trends related to average losses. Repurchased loans are considered held for sale and are included in prepaid expenses and other current assets on the consolidated balance sheets. The net balance of all mortgage loans held for sale by SCC was $12.3 million at April 30, 2011.
SCC generally has 60 to 120 days to respond to representation and warranty claims and performs a loan-by-loan review of all repurchase claims during this time. SCC has completed its review of all claims, with the exception of claims totaling approximately $79 million, which remained subject to review as of April 30, 2011. Of the claims still subject to review, approximately $25 million are from private-label securitizations, and $53 million are from monoline insurers, with the remainder from government sponsored entities. Approximately $30 million of claims under review represent requests by the counterparty for additional information related to denied claims, or are a reassertion of previously denied claims.
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
The majority of claims asserted since May 1, 2008, which have been determined by SCC to represent a valid breach of its representations and warranties, relate to loans that became delinquent within the first two years following the origination of the mortgage loan. SCC believes the longer a loan performs prior to an event of default, the less likely the default will be related to a breach of a representation and warranty. The balance of loans originated in 2005, 2006 and 2007 which defaulted in the first two years is $4.0 billion, $6.3 billion and $2.9 billion, respectively, at April 30, 2011.
SCC has recorded a liability for estimated contingent losses related to representation and warranty claims as of April 30, 2011, of $126.3 million, which represents SCC’s best estimate of the probable loss that may occur. During the current year, payments totaling $49.8 million were made under an indemnity agreement dated April 2008 with a specific counterparty in exchange for a full and complete release of such party’s ability to assert representation and warranty claims. The indemnity agreement was given as part of obtaining the counterparty’s consent to SCC’s sale of its mortgage servicing business in 2008. We have no remaining payment obligations under this indemnity agreement.
The recorded liability represents SCC’s estimate of losses from future claims where assertion of a claim and a related contingent loss are both deemed probable. Because the rate at which future claims may be deemed valid and actual loss severity rates may differ significantly from historical experience, SCC is not able to estimate reasonably possible loss outcomes in excess of its current accrual. A 1% increase in both assumed validity rates and loss severities would result in losses beyond SCC’s accrual of approximately $16 million. This sensitivity is hypothetical and is intended to provide an indication of the impact of a change in key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.

H&R BLOCK 2011 Form 10K  67

While SCC uses the best information available to it in estimating its liability, assessing the likelihood that claims will be asserted in the future and estimating probable losses are inherently difficult to estimate and require considerable management judgment. Although net losses on settled claims since May 1, 2008 have been within initial loss estimates, to the extent that the volume of asserted claims, the level of valid claims, the counterparties asserting claims, the nature of claims, or the value of residential home prices differ in the future from current estimates, future losses may be greater than the current estimates and those differences may be significant.
A rollforward of our liability for losses on repurchases for fiscal years 2011, 2010 and 2009 is as follows:

			(in 000s)

Year Ended April 30,	2011	2010	2009

Balance as of May 1:
Amount related to repurchase and indemnifications	$138,415	$156,659	$193,066
Amount related to indemnity agreement dated April 2008	49,785	49,936	50,000

	188,200	206,595	243,066

Changes:
Provisions	–	–	–
Losses on repurchase and indemnifications	(12,155)	(18,244)	(36,407)
Payments under indemnity agreement dated April 2008	(49,785)	(151)	(64)

Balance as of April 30:
Amount related to repurchase and indemnifications	126,260	138,415	156,659
Amount related to indemnity agreement dated April 2008	–	49,785	49,936

	$126,260	$188,200	$206,595

There have been no provisions for additional losses included in the income statement since April 30, 2008.

NOTE 19:	LITIGATION AND RELATED CONTINGENCIES
We are party to investigations, legal claims and lawsuits arising out of our business operations. As required, we accrue our best estimate of loss contingencies when we believe a loss is probable and we can reasonably estimate the amount of any such loss. Amounts accrued, including obligations under indemnifications, totaled $70.6 million and $35.5 million at April 30, 2011 and 2010, respectively. Litigation is inherently unpredictable and it is difficult to project the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements.
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
EXPRESS IRA LITIGATION – We have been named defendants in lawsuits regarding our former Express IRA product. All of those lawsuits have been settled or otherwise resolved, except for one.
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

68   H&R BLOCK 2011 Form 10K

Although we sold H&R Block Financial Advisors, Inc. (HRBFA) effective November 1, 2008, we remain responsible for any liabilities relating to the Express IRA litigation, among other things, through an indemnification agreement. A portion of our accrual is related to these indemnity obligations.
RSM McGLADREY LITIGATION – RSM EquiCo, its parent and certain of its subsidiaries and affiliates, are parties to a class action filed on July 11, 2006 and styled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. (the “RSM Parties”), Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations relating to business valuation services provided by RSM EquiCo, including allegations of fraud, conversion and unfair competition. Plaintiffs seek unspecified actual and punitive damages, in addition to pre-judgment interest and attorneys’ fees. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. To avoid the cost and inherent risk associated with litigation, the parties have reached an agreement in principle to settle this case, subject to approval by the California Superior Court. The settlement would require a maximum payment of $41.5 million, although the actual cost of the settlement depends on the number of valid claims submitted by class members. The defendants believe they have meritorious defenses to the claims in this case and, if for any reason the settlement is not approved, they will continue to defend the case vigorously. Although we have recorded a liability for expected losses, there can be no assurance regarding the outcome of this matter.
On December 7, 2009, a lawsuit was filed in the Circuit Court of Cook County, Illinois (2010-L-014920) against M&P, RSM and H&R Block styled Ronald R. Peterson ex rel. Lancelot Investors Fund, L.P., et al. v. McGladrey & Pullen LLP, et al. The case was removed to the United States District Court for the Northern District of Illinois on December 28, 2009 (Case No. 1:10-CV-00274). The complaint, which was filed by the trustee for certain bankrupt investment funds, seeks unspecified damages and asserts claims against RSM for vicarious liability and alter ego liability and against H&R Block for equitable restitution relating to audit work performed by M&P. The amount claimed in this case is substantial. On November 3, 2010, the court dismissed the case against all defendants in its entirety with prejudice. The trustee has filed an appeal to the Seventh Circuit Court of Appeals with respect to the claims against M&P and RSM. The appeal remains pending.
RSM and M&P operate in an alternative practice structure (“APS”). Accordingly, certain claims and lawsuits against M&P could have an impact on RSM. More specifically, any judgments or settlements arising from claims and lawsuits against M&P that exceed its insurance coverage could have a direct adverse effect on M&P’s operations. Although RSM is not responsible for the liabilities of M&P, significant M&P litigation and claims could impair the profitability of the APS and impair the ability to attract and retain clients and quality professionals. This could, in turn, have a material effect on RSM’s operations and impair the value of our investment in RSM. There is no assurance regarding the outcome of any claims or litigation involving M&P.
LITIGATION AND CLAIMS PERTAINING TO DISCONTINUED MORTGAGE OPERATIONS – Although mortgage loan origination activities were terminated and the loan servicing business was sold during fiscal year 2008, SCC and HRB remain subject to investigations, claims and lawsuits pertaining to its mortgage business activities that occurred prior to such termination and sale. These investigations, claims and lawsuits include actions by state attorneys general, other state and federal regulators, municipalities, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these investigations, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, fraud, and violations of securities laws, the Truth in Lending Act, Equal Credit Opportunity Act and the Fair Housing Act. Given the non-prime mortgage environment, the number of these investigations, claims and lawsuits has increased over historical experience and is likely to continue at increased levels. The amounts claimed in these investigations, claims and lawsuits are substantial in some instances, and the ultimate resulting liability is difficult to predict and thus cannot be reasonably estimated. In the event of unfavorable outcomes, the amounts that may be required to pay in the discharge of liabilities or settlements could be substantial and could have a material impact on our consolidated results of operations.
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

H&R BLOCK 2011 Form 10K  69

defend them vigorously. There can be no assurances, however, as to the outcome of this matter or its impact on our consolidated results of operations.
On October 15, 2010, the Federal Home Loan Bank of Chicago filed a lawsuit in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al. against multiple defendants, including various SCC related entities and H&R Block, Inc. related entities, arising out of Federal Home Loan Bank’s (FHLB’s) purchase of mortgage-backed securities. Plaintiff asserts claims for rescission and damages under state securities law and for common law negligent misrepresentation in connection with its purchase of two securities originated and securitized by SCC. These two securities had a total initial principal amount of approximately $50 million, of which approximately $42 million remains outstanding. We have not concluded that a loss related to this matter is probable nor have we established a loss contingency related to this matter. We believe the claims in this case are without merit and we intend to defend them vigorously. There can be no assurances, however, as to its outcome or its impact on our consolidated results of operations.
OTHER CLAIMS AND LITIGATION – We have been named in several wage and hour class action lawsuits throughout the country, including Alice Williams v. H&R Block Enterprises LLC, Case No.RG08366506 (Superior Court of California, County of Alameda, filed January 17, 2008) (alleging improper classification of office managers in California); Arabella Lemus v. H&R Block Enterprises LLC, et al., Case No. CGC-09-489251 (United States District Court, Northern District of California, filed June 9, 2009) (alleging failure to timely pay compensation to tax professionals in California and to include itemized information on wage statements); Delana Ugas v. H&R Block Enterprises LLC, et al., Case No. BC417700 (United States District Court, Central District of California, filed July 13, 2009) (alleging failure to compensate tax professionals in California and eighteen other states for all hours worked and to provide meal periods); and Barbara Petroski v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00075 (United States District Court, Western District of Missouri, filed January 25, 2010) (alleging failure to compensate tax professionals nationwide for off-season training). A class was certified in the Lemus case in December 2010 (consisting of tax professionals who worked in company-owned offices in California from 2007 to 2010) and in the Williams case in March 2011 (consisting of office managers who worked in company-owned offices in California from 2004 to 2011). A conditional class was certified in the Petroski case in March 2011 (consisting of tax professionals who were not compensated for certain training courses occurring on or after April 15, 2007).
The plaintiffs in the wage and hour class action lawsuits seek actual damages, pre-judgment interest and attorneys’ fees, in addition to statutory penalties under California and federal law, which could equal up to 30 days of wages per tax season for class members who worked in California. A portion of our loss contingency accrual is related to these lawsuits for the amount of loss that we consider probable and estimable. For those wage and hour class action lawsuits for which we are able to estimate a range of possible loss, the current estimated range is $0 to $70 million in excess of the accrued liability related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Because this estimated range does not include matters for which an estimate is not possible, the range does not represent our maximum loss exposure for the wage and hour class action lawsuits. We believe we have meritorious defenses to the claims in these lawsuits and intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances and the ultimate liability with respect to these matters is difficult to predict. There can be no assurances as to the outcome of these cases or their impact on our consolidated results of operations, individually or in the aggregate.
In October 2010, we signed a definitive merger agreement to acquire all of the outstanding shares of 2SS Holdings, Inc. (“2SS”), developer of TaxACT digital tax preparation solutions, for $287.5 million in cash. In May 2011, the United States Department of Justice (the “DOJ”) filed a civil antitrust lawsuit in the U.S. district court in Washington, D.C., (Case No. 1:11-cv-00948) against H&R Block and 2SS styled United States v. H&R Block, Inc., 2SS Holdings, Inc., and TA IX L.P., to block our proposed acquisition of 2SS. There are no assurances that the DOJ’s lawsuit will be resolved in our favor or that the transaction will be consummated.
In addition, we are from time to time party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits include actions by state attorneys general, other state regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. We believe we have meritorious defenses to each of these investigations, claims and lawsuits, and we are defending or intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances, however, the ultimate liability with respect to such matters is difficult to predict. In the event of an

70   H&R BLOCK 2011 Form 10K

unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material impact on our consolidated results of operations.
We are also party to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits (collectively, “Other Claims”) concerning the preparation of customers’ income tax returns, the fees charged customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters and contract disputes. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material impact on our consolidated results of operations.

NOTE 20:	REGULATORY REQUIREMENTS
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
Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital, as set forth in the table below. In addition to these minimum ratio requirements, HRB Bank is required to continually maintain a 12.0% minimum leverage ratio. As of April 30, 2011, HRB Bank’s leverage ratio was 30.8%.
As of March 31, 2011, our most recent TFR filing with the Office of Thrift Supervision (OTS), HRB Bank was a “well capitalized” institution under the prompt corrective action provisions of the FDIC. The five capital categories are: (1) “well capitalized” (total risk-based capital ratio of 10%, Tier 1 Risk-based capital ratio of 6% and leverage ratio of 5%); (2) “adequately capitalized;” (3) “undercapitalized;” (4) “significantly undercapitalized;” and (5) “critically undercapitalized.” There are no conditions or events since March 31, 2011 that management believes have changed HRB Bank’s category.
The following table sets forth HRB Bank’s regulatory capital requirements, as calculated in its TFR:

(dollars in 000s)

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2011:
Total risk-based capital ratio (1)	$405,000	92.5%	$35,019	8.0%	$43,773	10.0%
Tier 1 risk-based capital ratio (2)	$399,187	91.2%	N/A	N/A	$26,264	6.0%
Tier 1 capital ratio (leverage) (3)	$399,187	22.8%	$209,758	12.0%	$87,399	5.0%
Tangible equity ratio (4)	$399,187	22.8%	$26,220	1.5%	N/A	N/A
As of March 31, 2010:
Total risk-based capital ratio (1)	$420,401	75.7%	$44,436	8.0%	$55,545	10.0%
Tier 1 risk-based capital ratio (2)	$413,074	74.4%	N/A	N/A	$33,327	6.0%
Tier 1 capital ratio (leverage) (3)	$413,074	24.9%	$199,272	12.0%	$83,030	5.0%
Tangible equity ratio (4)	$413,074	24.9%	$24,909	1.5%	N/A	N/A

(1)	Total risk-based capital divided by risk-weighted assets.
(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.
(3)	Tier 1 (core) capital divided by adjusted total assets.
(4)	Tangible capital divided by tangible assets.
Block Financial LLC (BFC) typically makes capital contributions to HRB Bank to help it meet its capital requirements. BFC made capital contributions to HRB Bank of $235.0 million during fiscal years 2011 and 2010, and $245.0 million during fiscal year 2009.
HRB Bank received approval from the OTS during fiscal year 2011 to pay cash and non-cash dividends. The dividend payments were subject to HRB Bank maintaining a leverage capital ratio of 12% immediately after payment and on a continual basis. HRB Bank paid dividends and returned of capital of $262.5 million during fiscal year 2011, comprised of $37.5 million in REO properties and loans and $225.0 million in cash.

H&R BLOCK 2011 Form 10K  71

NOTE 21:	SEGMENT INFORMATION
Management has determined the reportable segments identified below according to types of services offered and the manner in which operational decisions are made. Operating results of our reportable segments are all seasonal.
TAX SERVICES – Our Tax Services segment is primarily engaged in providing tax return preparation and related services and products in the U.S. and its territories, Canada and Australia. Major revenue sources include fees earned for tax preparation services performed at company-owned retail tax offices, royalties from franchise retail tax offices, fees for tax-related services, sales of tax preparation software, online tax preparation fees, fees from refund anticipation checks (RACs), prior year participation in RALs, fees from activities related to H&R Block Prepaid Emerald MasterCard®, and interest and fees from Emerald Advance lines of credit. HRB Bank also offers traditional banking services including checking and savings accounts, individual retirement accounts and certificates of deposit.
Our international operations contributed $205.8 million, $190.9 million and $160.7 million in revenues for fiscal years 2011, 2010 and 2009, respectively, and $46.2 million, $46.7 million and $31.6 million of pretax income, respectively.
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
IDENTIFIABLE ASSETS – Identifiable assets are those assets, including goodwill and intangible assets, associated with each reportable segment. The remaining assets are classified as Corporate assets, which consist primarily of cash and marketable securities. The carrying value of assets held outside the U.S. totaled $206.3 million, $166.8 million and $126.8 million at April 30, 2011, 2010 and 2009, respectively.

Information concerning the Company’s operations by reportable segment is as follows:

			(in 000s)

Year Ended April 30,	2011	2010	2009

REVENUES :
Tax Services	$2,912,361	$2,975,252	$3,132,077
Business Services	829,794	860,349	897,809
Corporate	32,141	38,731	53,691

	$3,774,296	$3,874,332	$4,083,577

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES :
Tax Services	$767,498	$867,362	$927,048
Business Services	49,003	58,714	96,097
Corporate	(139,476)	(141,941)	(183,775)

	$677,025	$784,135	$839,370

DEPRECIATION AND AMORTIZATION :
Tax Services	$87,666	$88,523	$79,415
Business Services	30,692	33,064	36,748
Corporate	3,275	5,314	7,468

	$121,633	$126,901	$123,631

CAPITAL EXPENDITURES :
Tax Services	$43,043	$78,108	$76,305
Business Services	19,873	12,318	21,185
Corporate	43	89	390

	$62,959	$90,515	$97,880

IDENTIFIABLE ASSETS :
Tax Services	$2,267,236	$2,279,161	$2,117,475
Business Services	851,764	806,688	897,250
Corporate	2,088,961	2,148,469	2,344,997

	$5,207,961	$5,234,318	$5,359,722

72   H&R BLOCK 2011 Form 10K

NOTE 22:	QUARTERLY FINANCIAL DATA (UNAUDITED)

			(in 000s, except per share amounts)

	Fiscal Year 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010

Revenues	$3,774,296	$2,325,451	$851,482	$322,889	$274,474

Income (loss) from continuing operations before taxes (benefit)	$677,025	$1,076,910	$(17,449)	$(175,119)	$(207,317)
Income taxes (benefit)	257,620	418,680	(13,074)	(68,307)	(79,679)

Net income (loss) from continuing operations	419,405	658,230	(4,375)	(106,812)	(127,638)
Net income (loss) from discontinued operations	(13,295)	331	(8,346)	(2,237)	(3,043)

Net income (loss)	$406,110	$658,561	$(12,721)	$(109,049)	$(130,681)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$1.35	$2.15	$(0.01)	$(0.35)	$(0.40)
Net loss from discontinued operations	(0.04)	—	(0.03)	(0.01)	(0.01)

Net income (loss)	$1.31	$2.15	$(0.04)	$(0.36)	$(0.41)

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$1.35	$2.14	$(0.01)	$(0.35)	$(0.40)
Net loss from discontinued operations	(0.04)	—	(0.03)	(0.01)	(0.01)

Net income (loss)	$1.31	$2.14	$(0.04)	$(0.36)	$(0.41)

	Fiscal Year 2010	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009	Jul 31, 2009

Revenues	$3,874,332	$2,337,894	$934,852	$326,081	$275,505

Income (loss) from continuing operations before taxes (benefit)	$784,135	$1,110,410	$97,451	$(212,853)	$(210,873)
Income taxes (benefit)	295,189	417,978	43,848	(86,381)	(80,256)

Net income (loss) from continuing operations	488,946	692,432	53,603	(126,472)	(130,617)
Net loss from discontinued operations	(9,704)	(1,604)	(2,968)	(2,115)	(3,017)

Net income (loss)	$479,242	$690,828	$50,635	$(128,587)	$(133,634)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$1.47	$2.11	$0.16	$(0.38)	$(0.39)
Net loss from discontinued operations	(0.03)	—	(0.01)	—	(0.01)

Net income (loss)	$1.44	$2.11	$0.15	$(0.38)	$(0.40)

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$1.46	$2.11	$0.16	$(0.38)	$(0.39)
Net loss from discontinued operations	(0.03)	(0.01)	(0.01)	—	(0.01)

Net income (loss)	$1.43	$2.10	$0.15	$(0.38)	$(0.40)

The accumulation of four quarters in fiscal years 2011 and 2010 for earnings per share may not equal the related per share amounts for the years ended April 30, 2011 and 2010 due to the timing of the exercise of stock options and

H&R BLOCK 2011 Form 10K  73

lapse of certain restrictions on nonvested shares and the antidilutive effect of stock options and nonvested shares in the first two quarters for those years, as well as the retirement of treasury shares.

	Fiscal Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

FISCAL YEAR 2011:
Dividends paid per share	$0.60	$0.15	$0.15	$0.15	$0.15
Stock price range:
High	$18.99	$18.00	$13.79	$15.97	$18.99
Low	10.13	12.46	11.15	10.13	13.44
FISCAL YEAR 2010:
Dividends paid per share	$0.60	$0.15	$0.15	$0.15	$0.15
Stock price range:
High	$23.23	$21.84	$23.23	$20.00	$17.85
Low	13.73	15.90	18.10	16.41	13.73

NOTE 23:	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

CONDENSED CONSOLIDATING INCOME STATEMENTS
(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2011	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$–	$251,521	$3,522,775	$–	$3,774,296

Cost of revenues	–	277,099	2,137,491	–	2,414,590
Selling, general and administrative	–	31,914	662,222	–	694,136

Total expenses	–	309,013	2,799,713	–	3,108,726

Operating income (loss)	–	(57,492)	723,062	–	665,570
Other income, net	677,025	5,503	5,952	(677,025)	11,455

Income (loss) from continuing operations before taxes (benefit)	677,025	(51,989)	729,014	(677,025)	677,025
Income taxes (benefit)	257,620	(27,774)	285,394	(257,620)	257,620

Net income (loss) from continuing operations	419,405	(24,215)	443,620	(419,405)	419,405
Net loss from discontinued operations	(13,295)	(12,417)	(878)	13,295	(13,295)

Net income (loss)	$406,110	$(36,632)	$442,742	$(406,110)	$406,110

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$–	$271,704	$3,602,721	$(93)	$3,874,332

Cost of revenues	–	257,245	2,210,868	(117)	2,467,996
Selling, general and administrative	–	36,946	594,646	(93)	631,499

Total expenses	–	294,191	2,805,514	(210)	3,099,495

Operating income (loss)	–	(22,487)	797,207	117	774,837
Other income, net	784,135	5,644	3,771	(784,252)	9,298

Income (loss) from continuing operations before taxes (benefit)	784,135	(16,843)	800,978	(784,135)	784,135
Income taxes (benefit)	295,189	(6,368)	301,557	(295,189)	295,189

Net income (loss) from continuing operations	488,946	(10,475)	499,421	(488,946)	488,946
Net loss from discontinued operations	(9,704)	(5,276)	(4,428)	9,704	(9,704)

Net income (loss)	$479,242	$(15,751)	$494,993	$(479,242)	$479,242

74   H&R BLOCK 2011 Form 10K

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$–	$251,758	$3,834,880	$(3,061)	$4,083,577

Cost of revenues	–	278,789	2,317,439	(10)	2,596,218
Selling, general and administrative	–	66,230	582,812	(552)	648,490

Total expenses	–	345,019	2,900,251	(562)	3,244,708

Operating income (loss)	–	(93,261)	934,629	(2,499)	838,869
Other income (expense), net	839,370	(5,992)	6,461	(839,338)	501

Income (loss) from continuing operations before taxes (benefit)	839,370	(99,253)	941,090	(841,837)	839,370
Income taxes (benefit)	326,315	(40,386)	367,660	(327,274)	326,315

Net income (loss) from continuing operations	513,055	(58,867)	573,430	(514,563)	513,055
Net loss from discontinued operations	(27,382)	(29,176)	–	29,176	(27,382)

Net income (loss)	$485,673	$(88,043)	$573,430	$(485,387)	$485,673

CONDENSED CONSOLIDATING BALANCE SHEETS
(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2011	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$–	$616,238	$1,061,656	$(50)	$1,677,844
Cash & cash equivalents – restricted	–	9,522	38,861	–	48,383
Receivables, net	88	102,011	390,191	–	492,290
Mortgage loans held for investment, net	–	485,008	–	–	485,008
Intangible assets and goodwill, net	–	–	1,214,164	–	1,214,164
Investments in subsidiaries	2,699,555	–	32	(2,699,555)	32
Other assets	13,613	469,461	807,166	–	1,290,240

Total assets	$2,713,256	$1,682,240	$3,512,070	$(2,699,605)	$5,207,961

Customer deposits	$–	$852,270	$–	$(50)	$852,220
Long-term debt	–	998,965	50,789	–	1,049,754
FHLB borrowings	–	25,000	–	–	25,000
Other liabilities	178	(26,769)	1,858,004	–	1,831,413
Net intercompany advances	1,263,504	24,173	(1,287,677)	–	–
Stockholders’ equity	1,449,574	(191,399)	2,890,954	(2,699,555)	1,449,574

Total liabilities and stockholders’ equity	$2,713,256	$1,682,240	$3,512,070	$(2,699,605)	$5,207,961

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$–	$702,021	$1,102,135	$(111)	$1,804,045
Cash & cash equivalents – restricted	–	6,160	28,190	–	34,350
Receivables, net	57	105,192	412,737	–	517,986
Mortgage loans held for investment, net	–	595,405	–	–	595,405
Intangible assets and goodwill, net	–	–	1,207,879	–	1,207,879
Investments in subsidiaries	3,276,597	–	231	(3,276,597)	231
Other assets	19,014	332,782	722,626	–	1,074,422

Total assets	$3,295,668	$1,741,560	$3,473,798	$(3,276,708)	$5,234,318

Customer deposits	$–	$852,666	$–	$(111)	$852,555
Long-term debt	–	998,605	36,539	–	1,035,144
FHLB borrowings	–	75,000	–	–	75,000
Other liabilities	48,775	153,154	1,629,060	–	1,830,989
Net intercompany advances	1,806,263	(431,696)	(1,374,567)	–	–
Stockholders’ equity	1,440,630	93,831	3,182,766	(3,276,597)	1,440,630

Total liabilities and stockholders’ equity	$3,295,668	$1,741,560	$3,473,798	$(3,276,708)	$5,234,318

H&R BLOCK 2011 Form 10K  75

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2011	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$9,683	$(153,471)	$656,291	$–	$512,503

Cash flows from investing:
Purchases of AFS securities	–	(138,824)	–	–	(138,824)
Maturities and payments received on AFS securities	–	16,690	107	–	16,797
Mortgage loans held for investment, net	–	58,471	–	–	58,471
Purchases of property & equipment	–	(33)	(62,926)	–	(62,959)
Payments for business acquisitions, net	–	–	(54,171)	–	(54,171)
Proceeds from sales of businesses, net	–	–	71,083	–	71,083
Loans made to franchisees	–	(92,455)	–	–	(92,455)
Repayments from franchisees	–	57,552	–	–	57,552
Net intercompany advances	459,755	–	–	(459,755)	–
Other, net	–	21,556	12,793	–	34,349

Net cash provided by (used in) investing activities	459,755	(77,043)	(33,114)	(459,755)	(110,157)

Cash flows from financing:
Repayments of commercial paper	–	(4,818,766)	–	–	(4,818,766)
Proceeds from commercial paper	–	4,818,766	–	–	4,818,766
Repayments of other borrowings	–	(50,000)	–	–	(50,000)
Customer banking deposits, net	–	(11,501)	–	61	(11,440)
Dividends paid	(186,802)	–	–	–	(186,802)
Repurchase of common stock	(283,534)	–	–	–	(283,534)
Proceeds from stock options	424	–	–	–	424
Net intercompany advances	–	206,722	(666,477)	459,755	–
Other, net	474	(490)	(3,023)	–	(3,039)

Net cash provided by (used in) financing activities	(469,438)	144,731	(669,500)	459,816	(534,391)

Effects of exchange rates on cash	–	–	5,844	–	5,844

Net increase (decrease) in cash	–	(85,783)	(40,479)	61	(126,201)
Cash – beginning of the year	–	702,021	1,102,135	(111)	1,804,045

Cash – end of the year	$–	$616,238	$1,061,656	$(50)	$1,677,844

76   H&R BLOCK 2011 Form 10K

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by operating activities:	$21,252	$16,698	$549,519	$–	$587,469

Cash flows from investing:
Purchases of AFS securities	–	(365)	(5,000)	–	(5,365)
Sales and maturities of AFS securities	–	14,639	1,119	–	15,758
Mortgage loans held for investment, net	–	72,832	–	–	72,832
Purchases of property & equipment	–	–	(90,515)	–	(90,515)
Payments for business acquisitions	–	–	(10,539)	–	(10,539)
Proceeds from sales of businesses, net	–	–	66,623	–	66,623
Loans made to franchisees	–	(89,664)	–	–	(89,664)
Repayments from franchisees	–	40,710	–	–	40,710
Net intercompany advances	415,591	–	–	(415,591)	–
Other, net	–	73,493	(41,980)	–	31,513

Net cash provided by (used in) investing activities	415,591	111,645	(80,292)	(415,591)	31,353

Cash flows from financing:
Repayments of commercial paper	–	(1,406,013)	–	–	(1,406,013)
Proceeds from commercial paper	–	1,406,013	–	–	1,406,013
Repayments of other borrowings	–	(4,267,727)	(46)	–	(4,267,773)
Proceeds from other borrowings	–	4,242,727	–	–	4,242,727
Customer banking deposits, net	–	11,428	–	6,111	17,539
Dividends paid	(200,899)	–	–	–	(200,899)
Repurchase of common stock	(254,250)	–	–	–	(254,250)
Proceeds from stock options	16,682	–	–	–	16,682
Net intercompany advances	–	354,617	(770,208)	415,591	–
Other, net	1,624	(8,717)	(28,051)	–	(35,144)

Net cash provided by (used in) financing activities	(436,843)	332,328	(798,305)	421,702	(481,118)

Effects of exchange rates on cash	–	–	11,678	–	11,678

Net increase (decrease) in cash	–	460,671	(317,400)	6,111	149,382
Cash – beginning of the year	–	241,350	1,419,535	(6,222)	1,654,663

Cash – end of the year	$–	$702,021	$1,102,135	$(111)	$1,804,045

H&R BLOCK 2011 Form 10K  77

	H&R Block, Inc.	BFC	Other		Consolidated
Year Ended April 30, 2009	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$3,835	$(13,225)	$1,033,829	$–	$1,024,439

Cash flows from investing:
Purchases of AFS securities	–	(875)	(4,217)	–	(5,092)
Sales and maturities of AFS securities	–	8,417	6,658	–	15,075
Mortgage loans held for investment, net	–	91,329	–	–	91,329
Purchases of property & equipment	–	(43)	(97,837)	–	(97,880)
Payments for business acquisitions	–	–	(293,805)	–	(293,805)
Proceeds from sales of businesses, net	–	–	18,865	–	18,865
Net intercompany advances	73,820	–	–	(73,820)	–
Investing cash flows of discontinued operations	–	255,066	–	–	255,066
Other, net	–	10,056	11,946	–	22,002

Net cash provided by (used in) investing activities	73,820	363,950	(358,390)	(73,820)	5,560

Cash flows from financing:
Repayments of short-term borrowings	–	(4,762,294)	–	–	(4,762,294)
Proceeds from short-term borrowings	–	4,733,294	–	–	4,733,294
Customer banking deposits, net	–	69,932	–	(5,575)	64,357
Dividends paid	(198,685)	–	–	–	(198,685)
Acquisition of treasury shares	(106,189)	–	–	–	(106,189)
Proceeds from issuance of common stock	141,415	–	–	–	141,415
Proceeds from stock options	71,594	–	–	–	71,594
Net intercompany advances	–	(199,032)	125,212	73,820	–
Financing cash flows of discontinued operations	–	4,783	–	–	4,783
Other, net	14,210	9,331	(12,049)	–	11,492

Net cash provided by (used in) financing activities	(77,655)	(143,986)	113,163	68,245	(40,233)

Net increase in cash	–	206,739	788,602	(5,575)	989,766
Cash – beginning of the year	–	34,611	630,933	(647)	664,897

Cash – end of the year	$–	$241,350	$1,419,535	$(6,222)	$1,654,663

78   H&R BLOCK 2011 Form 10K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements or reportable events requiring disclosure pursuant to Item 304(b) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES
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
(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING – Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of April 30, 2011.
Based on our assessment, management concluded that, as of April 30, 2011, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO.
The Company’s external auditors who audited the consolidated financial statements included in Item 8, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears near the beginning of Item 8.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – During the quarter ended April 30, 2011, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
On June 21, 2011, the Company and HRB Island Acquisition, Inc. (the “Sub”), an indirect wholly owned subsidiary of the Company, entered into an amendment (the “Amendment”) to the previously disclosed Agreement and Plan of Merger, dated as of October 13, 2010 (the “Merger Agreement”), with 2SS Holdings, Inc. (“2SS”), TA Associates Management, L.P., in its capacity as a stockholder representative, and Lance Dunn, in his capacity as a stockholder representative. 2SS owns 2nd Story Software, Inc., developer of TaxACT digital tax preparation solutions.
The Amendment addresses, among other things, each party’s respective obligations regarding the civil antitrust lawsuit instituted by the United States Department of Justice (the “DOJ”) to block the transaction (the “DOJ Action”) and the extension of the date that either party may terminate the Merger Agreement from May 31, 2011 to the earlier of October 15, 2011 or the date on which an applicable court in the DOJ Action enters a preliminary or permanent injunction that prohibits the closing of the transaction. The Amendment also provides that the external

H&R BLOCK 2011 Form 10K  79

costs and expenses of all parties that are incurred in connection with the DOJ Action after the date of the Amendment shall be the responsibility of 2SS (subject to the exceptions set forth in the Amendment), but that, if the transaction closes, the Company will reimburse 2SS for such costs and expenses, up to a maximum of $5 million. Except as specifically amended in the Amendment, the other terms of the Merger Agreement remain unchanged.
The foregoing summary of the Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of such Amendment, which is filed herewith as Exhibit [10.34] and incorporated herein by reference.

80   H&R BLOCK 2011 Form 10K

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information appearing in our definitive proxy statement, to be filed no later than 120 days after April 30, 2011, is incorporated herein by reference:

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
Information about our executive officers as of May 15, 2011, is as follows:

Name, age	Current position	Business experience since May 1, 2006

William C. Cobb, age 54	President and Chief Executive Officer, effective May 16, 2011	President and Chief Executive Officer since May 2011; retired from eBay, Inc. in 2008, having worked there from November 2000 to March 2008, where he most recently served as President of eBay Marketplaces North America for four years; before that he held several senior management positions, including Senior Vice President and General Manager of eBay International and Senior Vice President of Global Marketing.

Alan M. Bennett, age 60	President and Chief Executive Officer, until May 16, 2011	President and Chief Executive Officer from July 2010 to May 2011; Interim Chief Executive Officer from November 2007 to August 2008; Senior Vice President and Chief Financial Officer of Aetna, Inc. from September 2001 until February 2007.

Jeffrey T. Brown, age 52	Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer since September 2010; Interim Chief Financial Officer from May 1, 2010 to September 2010; Vice President and Corporate Controller from March 2008 until May 2010; Assistant Vice President and Assistant Controller from August 2005 until March 2008; Director of Corporate Accounting, from September 2002 to August 2005.

C.E. Andrews, age 59	President and Chief Operating Officer, RSM McGladrey, Inc.	President and Chief Operating Officer, RSM McGladrey since June 2009; President of SLM Corporation (Sallie Mae) from May 2007 until September 2008; Chief Financial Officer of Sallie Mae from 2006 until 2007; Executive Vice President of Accounting and Risk of Sallie Mae from 2003 until 2005.

Philip L. Mazzini, age 45	President, Retail Tax Services of HRB Tax Group, Inc.	President, Retail Tax Services of HRB Tax Group since August 2010. Senior Vice President, Tax Operations of HRB Tax Group, Inc. from August 2008 through August 2010. Vice President, Managing Director of HRB Tax Group, Inc. from November 2004 through August 2008.

Robert J. Turtledove, age 51	Senior Vice President and Chief Marketing Officer	Senior Vice President and Chief Marketing Officer since August 2009; Chief Marketing Officer of TheLadders.com from June 2007 until June 2009; Chief Concept Officer of Metromedia Restaurant Group from January 2003 until February 2007.

H&R BLOCK 2011 Form 10K  81

Name, age	Current position	Business experience since May 1, 2006

Colby R. Brown, age 37	Vice President and Corporate Controller	Vice President and Corporate Controller since September 2010; Assistant Vice President and Controller of HRB Tax Group, Inc. from December 2009 until September 2010; Division Controller, North America, for Fort Dodge Animal Health, a division of Wyeth, from July 2007 to December 2009; Director, Financial Reporting and Analysis, for Fort Dodge Animal Health from September 2002 to July 2007.

ITEM 11.	EXECUTIVE COMPENSATION
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2011, in the sections entitled “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is contained in Part II, Item 5 of this Form 10-K and in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2011, in the section titled “Equity Compensation Plans” and in the section titled “Information Regarding Security Holders” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2011, in the section titled “Employment Agreements, Change-of-Control and Other Arrangements,” in the section titled “Review of Related Person Transactions,” and in the section titled “Corporate Governance,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2011, in the section titled “Audit Fees” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Report:

1.	The following financial statements appearing in Item 8: “Consolidated Statements of Income and Comprehensive Income (Loss),” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Stockholders’ Equity.”
2.	Exhibits – The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

82   H&R BLOCK 2011 Form 10K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

William C. Cobb	Alan M. Bennett
President and Chief Executive Officer (as of May 16, 2011)	President and Chief Executive Officer (until May 16, 2011)
June 23, 2011	June 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated on June 23, 2011.

William C. Cobb	Jeffrey T. Brown	Colby R. Brown
President, Chief Executive Officer	Senior Vice President and	Vice President and Corporate
and Director	Chief Financial Officer	Controller
(principal executive officer)	(principal financial officer)	(principal accounting officer)

Robert A. Gerard	Bruce C. Rohde
Director, Chairman of the Board	Director

Alan M. Bennett	Tom D. Seip
Director	Director

Len J. Lauer	L. Edward Shaw, Jr.
Director	Director

David B. Lewis	Christianna Wood
Director	Director

H&R BLOCK 2011 Form 10K  83

EXHIBIT INDEX

The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

3.1		Amended and Restated Articles of Incorporation of H&R Block, Inc., as amended through September 30, 2010.
3.2		Amended and Restated Bylaws of H&R Block, Inc., as amended through September 30, 2010.
4.1		Indenture dated as of October 20, 1997, among H&R Block, Inc., Block Financial Corporation and Bankers Trust Company, as Trustee, filed as Exhibit 4(a) to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 1997, file number 1-6089, is incorporated herein by reference.
4.2		First Supplemental Indenture, dated as of April 18, 2000, among H&R Block, Inc., Block Financial Corporation, Bankers Trust Company and the Bank of New York, filed as Exhibit 4(a) to the Company’s current report on Form 8-K filed April 17, 2000, file number 1-6089, is incorporated herein by reference.
4.3		Officer’s Certificate, dated October 26, 2004, in respect of 5.125% Notes due 2014 of Block Financial Corporation, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed October 26, 2004, file number 1-6089, is incorporated herein by reference.
4.4		Officer’s Certificate, dated January 11, 2008, in respect of 7.875% Notes due 2013 of Block Financial LLC, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed January 11, 2008, file number 1-6089, is incorporated herein by reference.
4.5		Form of 5.125% Note due 2014 of Block Financial Corporation, filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed October 26, 2004, file number 1-6089, is incorporated herein by reference.
4.6		Form of 7.875% Note due 2013 of Block Financial LLC, filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed January 11, 2008, file number 1-6089, is incorporated herein by reference.
4.7		Form of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(e) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated herein by reference.
4.8		Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(j) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1998, file number 1-6089, is incorporated herein by reference.
4.9		Form of Certificate of Designation, Preferences and Rights of Delayed Convertible Preferred Stock of H&R Block, Inc., filed as Exhibit 4(f) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated herein by reference.
10	.1*	The Company’s 2003 Long-Term Executive Compensation Plan, as amended September 30, 2010, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2010, file number 1-6089, is incorporated herein by reference.
10	.2*	Form of 2003 Long-Term Executive Compensation Plan Award Agreement for Restricted Shares, filed as part of Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2010, file number 1-6089, is incorporated herein by reference.
10	.3*	Form of 2003 Long-Term Executive Compensation Plan Award Agreement for Stock Options, filed as part of Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2010, file number 1-6089, is incorporated herein by reference.
10	.4*	H&R Block Deferred Compensation Plan for Executives, as amended and restated effective July 27, 2010, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2010, file number 1-6089, is incorporated herein by reference.
10	.5*	Amendment No. 1 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, effective as of March 12, 2003, filed as Exhibit 10.5 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10	.6*	The H&R Block Executive Performance Plan, as amended July 27, 2010.
10	.7*	The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended August 1, 2001, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.
10	.8*	The H&R Block, Inc. Executive Survivor Plan (as Amended and Restated January 1, 2001) filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-6089, is incorporated herein by reference.
10	.9*	First Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated) effective as of July 1, 2002, filed as Exhibit 10.9 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated herein by reference.
10	.10*	Second Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), effective as of March 12, 2003, filed as Exhibit 10.12 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10	.11*	H&R Block Severance Plan, as amended and restated effective July 27, 2010, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2010, file number 1-6089, is incorporated herein by reference.
10	.12*	H&R Block Inc. Executive Severance Plan, as amended and restated effective July 27, 2010, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2010, file number 1-6089, is incorporated herein by reference.

84   H&R BLOCK 2011 Form 10K

10	.13*	Employment Agreement dated July 19, 2008 between H&R Block Management, LLC and Russell P. Smyth, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2008, file number 1-6089, is incorporated herein by reference.
10	.14*	Separation and Release Agreement dated May 4, 2010, between H&R Block Management, LLC and Becky S. Shulman, filed as Exhibit 10.17 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2010, file number 1-6089, is incorporated herein by reference.
10	.15*	Employment Agreement dated August 12, 2010, between H&R Block Management, LLC and Alan M. Bennett, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed August 12, 2010, file number 1-6089, is incorporated herein by reference.
10	.16*	Transition Agreement dated April 27, 2011, between H&R Block Management, LLC and Alan M. Bennett, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed April 29, 2011, file number 1-6089, is incorporated herein by reference.
10	.17*	Employment Agreement dated April 27, 2011, between H&R Block Management, LLC and William C. Cobb, filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed April 29, 2011, file number 1-6089, is incorporated herein by reference.
10	.18*	Form of Indemnification Agreement for directors, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed December 15, 2005, file number 1-6089, is incorporated herein by reference.
10	.19*	2008 Deferred Stock Unit Plan for Outside Directors, as amended and restated as of September 24, 2009, filed as Exhibit 10.19 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2010, file number 1-6089, is incorporated herein by reference.
10.20		HSBC Retail Settlement Products Distribution Agreement dated as of September 23, 2005, among HSBC Bank USA, National Association, HSBC Taxpayer Financial Services Inc., Beneficial Franchise Company Inc., Household Tax Masters Acquisition Corporation, H&R Block Services, Inc., H&R Block Tax Services, Inc., H&R Block Enterprises, Inc., H&R Block Eastern Enterprises, Inc., H&R Block Digital Tax Solutions, LLC, H&R Block Associates, L.P., HRB Royalty, Inc., HSBC Finance Corporation and H&R Block, Inc., filed as Exhibit 10.14 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.**
10.21		HSBC Digital Settlement Products Distribution Agreement dated as of September 23, 2005, among HSBC Bank USA, National Association, HSBC Taxpayer Financial Services Inc., H&R Block Digital Tax Solutions, LLC, and H&R Block Services, Inc., filed as Exhibit 10.15 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.**
10.22		HSBC Program Appendix of Defined Terms and Rules of Construction, filed as Exhibit 10.18 to the quarterly report on Form 10-Q for the quarter ended October 31, 2005, file number 1-6089, is incorporated herein by reference.**
10.23		Joinder and First Amendment to Program Contracts dated as of November 10, 2006, among HSBC Bank USA, National Association, HSBC Trust Company (Delaware), N.A., HSBC Taxpayer Financial Services Inc., Beneficial Franchise Company Inc., Household Tax Masters Acquisition Corporation, H&R Block Services, Inc., H&R Block Tax Services, Inc., H&R Block Enterprises, Inc., H&R Block Eastern Enterprises, Inc., H&R Block Digital Solutions, LLC,, H&R Block and Associates, L.P., HRB Royalty, Inc., HSBC Finance Corporation, H&R Block, Inc. and Block Financial Corporation, filed as Exhibit 10.25 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated herein by reference.**
10.24		Second Amendment to Program Contracts dated as of November 13, 2006, among HSBC Bank USA, National Association, HSBC Trust Company (Delaware), N.A., HSBC Taxpayer Financial Services, Inc., Beneficial Franchise Company Inc., H&R Block Services, Inc., H&R Block Tax Service, Inc., H&R Block Enterprises, Inc., H&R Block Eastern Enterprises, Inc., H&R Block Digital Solutions,, LLC, H&R Block and Associates, L.P., HRB Royalty, Inc., HSBC Finance Corporation, and H&R Block, Inc., filed as Exhibit 10.26 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated herein by reference.**
10.25		Third Amendment to Program Contracts dated as of December 5, 2008, by and among HSBC Bank USA, HSBC Trust Company (Delaware), N.A., HSBC Taxpayer Financial Services Inc., Beneficial Franchise Company Inc., HRB Tax Group, Inc., H&R Block Tax Services LLC, H&R Block Enterprises LLC, H&R Block Eastern enterprises, Inc., HRB Digital LLC, Block Financial LLC, HRB Innovations, Inc., HSBC Finance Corporation, and H&R Block, Inc., filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2009, file number 1-6089, is incorporated herein by reference.**
10.26		Second Amended and Restated HSBC Refund Anticipation Loan Participation Agreement dated as of January 12, 2010 among Block Financial LLC, HSBC Bank USA, National Association, HSBC Trust Company (Delaware), National Association, and HSBC Taxpayer Financial Services Inc., filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2010, file number 1-6089, is incorporated herein by reference.**
10.27		First Amended and Restated HSBC Settlements Products Servicing Agreement dated as of November 13, 2006 among Block Financial Corporation, HSBC Bank USA, National Association, HSBC Trust Company (Delaware), National Association, and HSBC Taxpayer Financial Services, Inc., filed as Exhibit 10.28 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated herein by reference.**
10.28		Credit and Guarantee Agreement dated as of March 4, 2010, among Block Financial LLC, H&R Block, Inc., each lender from time to time party thereto, and Bank of America, N.A., filed as Exhibit 10.36 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2010, file number 1-6089, is incorporated herein by reference.
10.29		Advances, Pledge and Security Agreement dated April 17, 2006, between H&R Block Bank and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2007, file number 1-6089, is incorporated herein by reference.**

H&R BLOCK 2011 Form 10K  85

10.30		Amended and Restated Administrative Services Agreement dated as of February 3, 2010 among RSM McGladrey, Inc., H&R Block, Inc. and McGladrey & Pullen, LLP, filed as Exhibit 10.42 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2010, file number 1-6089, is incorporated herein by reference.
10.31		Governance and Operations Agreement dated as of February 3, 2010 among RSM McGladrey, Inc., H&R Block, Inc. and McGladrey & Pullen LLP, filed as Exhibit 10.43 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2010, file number 1-6089, is incorporated herein by reference.
10.32		Agreement and Plan of Merger dated as of October 13, 2010, among H&R Block, Inc., HRB Island Acquisition, Inc., 2SS Holdings, Inc., TA Associates Management, L.P. and Lance Dunn, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed October 14, 2010, file number 1-6089, is incorporated herein by reference.
10.33		Agreement to Extend Outside Date dated March 4, 2011, among H&R Block, Inc., HRB Island Acquisition, Inc., 2SS Holdings, Inc., TA Associates Management, L.P. and Lance Dunn.
10.34		Amendment to Agreement and Plan of Merger dated June 21, 2011, among H&R Block, Inc., HRB Island Acquisition, Inc., 2SS Holdings, Inc., TA Associates Management, L.P. and Lance Dunn.
12		Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2011.
21		Subsidiaries of the Company.
23		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Extension Calculation Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase
101	.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Indicates management contracts, compensatory plans or arrangements.

**	Confidential Information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

86   H&R BLOCK 2011 Form 10K