Form 10-Q
period 2011-07-31
H&R BLOCK INC
filed 2011-09-01
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011

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

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on July 31, 2011 was 305,766,188 shares.

Form 10-Q for the Period Ended July 31, 2011

		Page

PART I	Financial Information

Item 1.	Condensed Consolidated Balance Sheets July 31, 2011 and April 30, 2011	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Three Months Ended July 31, 2011 and 2010	2

	Condensed Consolidated Statements of Cash Flows Three Months Ended July 31, 2011 and 2010	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

PART II	Other Information

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	35

SIGNATURES		36

EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CONDENSED CONSOLIDATED BALANCE SHEETS  (amounts in 000s, except share and per share amounts)

As of	July 31, 2011	April 30, 2011

	(Unaudited)

ASSETS
Cash and cash equivalents	$1,012,709	$1,677,844
Cash and cash equivalents – restricted	44,402	48,383
Receivables, less allowance for doubtful accounts of $67,582 and $67,466	329,388	492,290
Prepaid expenses and other current assets	281,326	259,214

Total current assets	1,667,825	2,477,731
Mortgage loans held for investment, less allowance for loan losses of $91,303 and $92,087	466,663	485,008
Property and equipment, at cost, less accumulated depreciation and amortization of $694,321 and $677,220	295,220	307,320
Intangible assets, net	360,035	367,919
Goodwill	742,611	846,245
Other assets	775,698	723,738

Total assets	$4,308,052	$5,207,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Customer banking deposits	$666,268	$852,220
Accounts payable, accrued expenses and other current liabilities	522,130	618,070
Accrued salaries, wages and payroll taxes	83,257	257,038
Accrued income taxes	275,639	458,910
Current portion of long-term debt	30,940	3,437
Federal Home Loan Bank borrowings	25,000	25,000

Total current liabilities	1,603,234	2,214,675
Long-term debt	1,019,431	1,049,754
Other noncurrent liabilities	451,510	493,958

Total liabilities	3,074,175	3,758,387

Commitments and contingencies
Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 412,440,599	4,124	4,124
Additional paid-in capital	808,668	812,666
Accumulated other comprehensive income	12,692	11,233
Retained earnings	2,437,011	2,658,103
Less treasury shares, at cost	(2,028,618)	(2,036,552)

Total stockholders’ equity	1,233,877	1,449,574

Total liabilities and stockholders’ equity	$4,308,052	$5,207,961

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	(Unaudited, amounts in 000s, except per share amounts)

Three Months Ended July 31,	2011	2010

Revenues:
Service revenues	$240,563	$247,419
Product and other revenues	16,638	16,753
Interest income	10,433	10,302

	267,634	274,474

Expenses:
Cost of revenues:
Compensation and benefits	160,255	168,047
Occupancy and equipment	94,045	94,702
Depreciation and amortization of property and equipment	21,048	23,065
Provision for bad debt and loan losses	8,823	10,049
Interest	23,301	22,962
Other	49,528	49,191

	357,000	368,016
Impairment of goodwill	99,697	–
Selling, general and administrative expenses	108,166	117,029

	564,863	485,045

Operating loss	(297,229)	(210,571)
Other income, net	4,087	3,254

Loss from continuing operations before tax benefit	(293,142)	(207,317)
Income tax benefit	(119,699)	(79,679)

Net loss from continuing operations	(173,443)	(127,638)
Net loss from discontinued operations	(1,655)	(3,043)

Net loss	$(175,098)	$(130,681)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.57)	$(0.40)
Net loss from discontinued operations	–	(0.01)

Net loss	$(0.57)	$(0.41)

Basic and diluted shares	305,491	319,690

Dividends paid per share	$0.15	$0.15

Comprehensive income (loss):
Net loss	$(175,098)	$(130,681)
Change in unrealized gain on available-for-sale securities, net	975	(306)
Change in foreign currency translation adjustments	484	(4,020)

Comprehensive loss	$(173,639)	$(135,007)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, amounts in 000s)

Three Months Ended July 31,	2011	2010

Net cash used in operating activities	$(394,549)	$(348,251)

Cash flows from investing activities:
Purchases of available-for-sale securities	(39,275)	–
Principal repayments on mortgage loans held for investment, net	11,192	17,618
Purchases of property and equipment, net	(10,953)	(8,634)
Payments made for business acquisitions, net	(3,457)	(33,226)
Proceeds from sale of businesses, net	21,230	26,387
Franchise loans:
Loans funded	(16,477)	(33,720)
Payments received	5,320	6,724
Other, net	18,167	18,848

Net cash used in investing activities	(14,253)	(6,003)

Cash flows from financing activities:
Customer banking deposits, net	(186,245)	(121,401)
Dividends paid	(45,894)	(48,692)
Repurchase of common stock, including shares surrendered	(2,002)	(164,369)
Proceeds from exercise of stock options	1,762	1,500
Other, net	(24,916)	(15,987)

Net cash used in financing activities	(257,295)	(348,949)

Effects of exchange rates on cash	962	(2,232)
Net decrease in cash and cash equivalents	(665,135)	(705,435)
Cash and cash equivalents at beginning of the period	1,677,844	1,804,045

Cash and cash equivalents at end of the period	$1,012,709	$1,098,610

Supplementary cash flow data:
Income taxes paid	$99,357	$64,651
Interest paid on borrowings	37,634	27,265
Interest paid on deposits	1,820	1,915
Transfers of foreclosed loans to other assets	1,573	6,527

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation
The condensed consolidated balance sheet as of July 31, 2011, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended July 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three months ended July 31, 2011 and 2010 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at July 31, 2011 and for all periods presented have been made.
“H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2011 Annual Report to Shareholders on Form 10-K. All amounts presented herein as of April 30, 2011 or for the year then ended, are derived from our April 30, 2011 Annual Report to Shareholders on Form 10-K.

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

2.	Subsequent Event
In August 2011, our Board of Directors approved a non-binding letter of intent to sell substantially all assets of RSM McGladrey Business Services, Inc. (RSM) to McGladrey & Pullen LLP (M&P) which is described in a recently issued Form 8-K. The sale is dependent on, among other factors, the ability of M&P to raise financing for the purchase, and is expected to be completed by calendar year end. We also announced we are evaluating strategic alternatives for RSM EquiCo, Inc. (EquiCo). We recorded a $99.7 million impairment of goodwill in the first quarter for reporting units in our Business Services segment based on these events. These amounts related to the sale of RSM may fluctuate based on adjustments to the purchase price at closing as well as the additional realization of tax benefits related to the sale. M&P will also assume substantially all liabilities, including contingent payments and lease obligations.

3.	Loss Per Share and Stockholders’ Equity
Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.

Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 14.5 million shares and 14.7 million shares for the three months ended July 31, 2011 and 2010, respectively, as the effect would be antidilutive due to the net loss from continuing operations during each period.
The computations of basic and diluted loss per share from continuing operations are as follows:

	(in 000s, except per share amounts)

Three Months Ended July 31,	2011	2010

Net loss from continuing operations attributable to shareholders	$(173,443)	$(127,638)
Amounts allocated to participating securities (nonvested shares)	(114)	(20)

Net loss from continuing operations attributable to common shareholders	$(173,557)	$(127,658)

Basic weighted average common shares	305,491	319,690
Potential dilutive shares	-	-

Dilutive weighted average common shares	305,491	319,690

Loss per share from continuing operations:
Basic	$(0.57)	$(0.40)
Diluted	(0.57)	(0.40)

The weighted average shares outstanding for the three months ended July 31, 2011 decreased to 305.5 million from 319.7 million for the three months ended July 31, 2010 primarily due to share repurchases completed in the prior year. During the three months ended July 31, 2010, we purchased and immediately retired 15.5 million shares of our common stock at a cost of $235.7 million.
During the three months ended July 31, 2011 and 2010, we issued 0.5 million and 0.9 million shares of common stock, respectively, due to the exercise of stock options, employee stock purchases and vesting of nonvested shares.
During the three months ended July 31, 2011, we acquired 0.1 million shares of our common stock at an aggregate cost of $2.0 million, and during the three months ended July 31, 2010, we acquired 0.2 million shares at an aggregate cost of $3.4 million. Shares acquired during these periods represented shares swapped or surrendered to us in connection with the vesting of nonvested shares and the exercise of stock options.
During the three months ended July 31, 2011, we granted 2.3 million stock options and 0.9 million nonvested shares and units in accordance with our stock-based compensation plans. The weighted average fair value of options granted was $3.37 for management options. These awards vest over a three year period with one-third vesting each year. Stock-based compensation expense of our continuing operations totaled $4.1 million and $3.4 million for the three months ended July 31, 2011 and 2010, respectively. At July 31, 2011, unrecognized compensation cost for options totaled $9.6 million, and for nonvested shares and units totaled $22.5 million.

4.	Receivables
Our short-term receivables consist of the following:

	(in 000s)

As of	July 31, 2011	April 30, 2011

Business Services receivables	$224,631	$281,847
Loans to franchisees	62,313	62,181
Receivables for tax preparation and related fees	36,203	38,930
Emerald Advance lines of credit	30,699	31,645
Royalties from franchisees	707	11,645
Tax client receivables related to RALs	1,971	2,412
Other	40,446	131,096

	396,970	559,756
Allowance for doubtful accounts	(67,582)	(67,466)

	$329,388	$492,290

The short-term portion of Emerald Advance lines of credit (EAs), tax client receivables related to refund anticipation loans (RALs) and loans made to franchisees is included in receivables, while the long-term portion is included in other assets in the condensed consolidated financial statements. These amounts are as follows:

		(in 000s)

	Emerald Advance	Tax Client	Loans
	Lines of Credit	Receivables - RALs	to Franchisees

As of July 31, 2011:
Short-term	$30,699	$1,971	$62,313
Long-term	18,539	5,271	123,962

	$49,238	$7,242	$186,275

As of April 30, 2011:
Short-term	$31,645	$2,412	$62,181
Long-term	21,619	5,855	110,420

	$53,264	$8,267	$172,601

We review the credit quality of our EA receivables and tax client receivables related to RALs based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of July 31, 2011, by year of origination, are as follows:

	(in 000s)

	Emerald Advance	Tax Client
	Lines of Credit	Receivables - RALs

Credit Quality Indicator – Year of origination:
2011	$25,738	$-
2010	5,006	86
2009	4,953	2,124
2008 and prior	2,082	5,032
Revolving loans	11,459	-

	$49,238	$7,242

As of July 31, 2011 and April 30, 2011, $44.6 million and $46.8 million, respectively, of EAs were on non-accrual status and classified as impaired, or more than 60 days past due. All tax client receivables related to RALs are considered impaired.
Loans made to franchisees totaled $186.3 million at July 31, 2011, and consisted of $140.0 million in term loans made to finance the purchase of franchises and $46.3 million in revolving lines of credit made to existing franchisees primarily for the purpose of funding their off-season needs.

Our allowance for doubtful accounts consists of the following:

	(in 000s)

As of	July 31, 2011	April 30, 2011

Allowance related to:
Emerald Advance lines of credit	$5,350	$4,400
Tax client receivables related to RALs	-	-
Loans to franchisees	-	-
All other receivables	62,232	63,066

	$67,582	$67,466

Activity in the allowance for doubtful accounts for the three months ended July 31, 2011 and 2010 is as follows:

				(in 000s)

	Emerald Advance	Tax Client	Loans	All
	Lines of Credit	Receivables - RALs	to Franchisees	Other	Total

Balance as of April 30, 2011	$4,400	$-	$-	$63,066	$67,466
Provision	950	-	-	1,955	2,905
Recoveries	-	-	-	51	51
Charge-offs	-	-	-	(2,840)	(2,840)

Balance as of July 31, 2011	$5,350	$-	$-	$62,232	$67,582

Balance as of April 30, 2010	$35,239	$12,191	$4	$65,041	$112,475
Provision	710	2	-	1,078	1,790
Recoveries	-	-	-	128	128
Charge-offs	-	-	(4)	(2,015)	(2,019)

Balance as of July 31, 2010	$35,949	$12,193	$-	$64,232	$112,374

There were no changes to our methodology related to the calculation of our allowance for doubtful accounts during the three months ended July 31, 2011.

5.	Mortgage Loans Held for Investment and Related Assets
The composition of our mortgage loan portfolio as of July 31, 2011 and April 30, 2011 is as follows:

				(dollars in 000s)

	July 31, 2011		April 30, 2011

As of	Amount	% of Total	Amount	% of Total

Adjustable-rate loans	$320,539	58%	$333,828	58%
Fixed-rate loans	233,452	42%	239,146	42%

	553,991	100%	572,974	100%
Unamortized deferred fees and costs	3,975		4,121
Less: Allowance for loan losses	(91,303)		(92,087)

	$466,663		$485,008

Our loan loss allowance as a percent of mortgage loans was 16.5% at July 31, 2011, compared to 16.1% at April 30, 2011.
Activity in the allowance for loan losses for the three months ended July 31, 2011 and 2010 is as follows:

	(in 000s)

Three Months Ended July 31,	2011	2010

Balance, beginning of the period	$92,087	$93,535
Provision	5,625	8,000
Recoveries	49	33
Charge-offs	(6,458)	(13,172)

Balance, end of the period	$91,303	$88,396

When determining our allowance for loan losses, we evaluate loans less than 60 days past due on a pooled basis, while loans we consider impaired, including those loans more than 60 days past due or modified as troubled debt restructurings (TDRs), are evaluated individually. The balance of these loans and the related allowance is as follows:

			(in 000s)

	July 31, 2011		April 30, 2011

As of	Portfolio Balance	Related Allowance	Portfolio Balance	Related Allowance

Pooled (less than 60 days past due)	$290,762	$10,914	$304,325	$11,238
Impaired:
Individually (TDRs)	95,417	9,499	106,328	11,056
Individually (60 days or more past due)	167,812	70,890	162,321	69,793

	$553,991	$91,303	$572,974	$92,087

Our portfolio includes loans originated by Sand Canyon Corporation (SCC) and purchased by H&R Block Bank (HRB Bank) which constitute 63% of the total loan portfolio at July 31, 2011. We have experienced higher rates of delinquency and have greater exposure to loss with respect to this segment of our loan portfolio. Our remaining loan portfolio totaled $207.3 million and is characteristic of a prime loan portfolio, and we believe subject to a lower loss exposure. Detail of our mortgage loans held for investment and the related allowance at July 31, 2011 is as follows:

			(dollars in 000s)

	Outstanding	Loan Loss Allowance		% 30+ Days
	Principal Balance	Amount	% of Principal	Past Due

Purchased from SCC	$346,695	$80,640	23.3%	44.8%
All other	207,296	10,663	5.1%	12.4%

	$553,991	$91,303	16.5%	32.7%

Credit quality indicators at July 31, 2011 include the following:

		(in 000s)

Credit Quality Indicators	Purchased from SCC	All Other	Total Portfolio

Occupancy status:
Owner occupied	$244,259	$132,132	$376,391
Non-owner occupied	102,436	75,164	177,600

	$346,695	$207,296	$553,991

Documentation level:
Full documentation	$105,547	$150,972	$256,519
Limited documentation	10,447	22,411	32,858
Stated income	198,898	21,168	220,066
No documentation	31,803	12,745	44,548

	$346,695	$207,296	$553,991

Internal risk rating:
High	$143,931	$357	$144,288
Medium	202,764	-	202,764
Low	-	206,939	206,939

	$346,695	$207,296	$553,991

Loans given our internal risk rating of “high” are generally originated by SCC, have no documentation or are stated income and are non-owner occupied. Loans given our internal risk rating of “medium” are generally full documentation or stated income, with loan-to-value at origination of more than 80% and have credit scores at origination below 700. Loans given our internal risk rating of “low” are generally full documentation, with loan-to-value at origination of less than 80% and have credit scores greater than 700.
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
Detail of the aging of the mortgage loans in our portfolio that are past due as of July 31, 2011 is as follows:

					(in 000s)

	Less than 60	60-89 Days	90+Days	Total
	Days Past Due	Past Due	Past Due(1)	Past Due	Current	Total

Purchased from SCC	$35,960	$8,886	$133,767	$178,613	$168,082	$346,695
All other	10,470	1,735	20,479	32,684	174,612	207,296

	$46,430	$10,621	$154,246	$211,297	$342,694	$553,991

(1)	No loans past due 90 days or more are still accruing interest.
Information related to our non-accrual loans is as follows:

	(in 000s)

	July 31,
As of	2011	April 30, 2011

Loans:
Purchased from SCC	$138,277	$143,358
Other	22,964	14,106

	161,241	157,464

TDRs:
Purchased from SCC	3,767	2,849
Other	178	329

	3,945	3,178

Total non-accrual loans	$165,186	$160,642

Information related to impaired loans is as follows:

			(in 000s)

	Portfolio Balance	Portfolio Balance	Total
	With Allowance	With No Allowance	Portfolio Balance	Related Allowance

As of July 31, 2011:
Purchased from SCC	$180,494	$47,081	$227,575	$70,964
Other	27,954	7,700	35,654	9,425

	$208,448	$54,781	$263,229	$80,389

As of April 30, 2011:
Purchased from SCC (1)	$180,387	$51,674	$232,061	$71,733
Other (1)	29,027	7,561	36,588	9,116

	$209,414	$59,235	$268,649	$80,849

(1)	Classification of amounts as of April 30, 2011 have been restated to conform to the current period presentation.
Information related to the allowance for impaired loans is as follows:

	(in 000s)

As of	July 31, 2011	April 30, 2011

Portion of total allowance for loan losses allocated to impaired loans and TDR loans:
Based on collateral value method	$70,890	$69,794
Based on discounted cash flow method	9,499	11,055

	$80,389	$80,849

Information related to activities of our non-performing assets is as follows:

	(in 000s)

Three Months Ended July 31,	2011	2010

Average impaired loans:
Purchased from SCC	$230,150
All other	36,477

	$266,627	$303,767

Interest income on impaired loans:
Purchased from SCC	$1,556
All other	119

	$1,675	$1,749

Interest income on impaired loans recognized on a cash basis on non-accrual status:
Purchased from SCC	$1,498
All other	114

	$1,612	$1,636

Our real estate owned includes loans accounted for as in-substance foreclosures of $7.2 million and $7.7 million at July 31, 2011 and April 30, 2011, respectively. Activity related to our real estate owned is as follows:

	(in 000s)

Three Months Ended July 31,	2011	2010

Balance, beginning of the period	$19,532	$29,252
Additions	1,573	6,527
Sales	(3,722)	(8,827)
Writedowns	(793)	(643)

Balance, end of the period	$16,590	$26,309

6.	Assets and Liabilities Measured at Fair Value

We use the following valuation methodologies for assets and liabilities measured at fair value and the general classification of these instruments pursuant to the fair value hierarchy.

•	Available-for-sale securities – Available-for-sale securities are carried at fair value on a recurring basis. When available, fair value is based on quoted prices in an active market and as such, would be classified as Level 1. If quoted market prices are not available, we use a third-party pricing service to determine fair value and classify the securities as Level 2. The service’s pricing model is based on market data and utilizes available trade, bid and other market information. Available-for-sale securities that we classify as Level 2 include certain agency and non-agency mortgage-backed securities, U.S. states and political subdivisions debt securities and other debt and equity securities.
•	Real estate owned – REO includes foreclosed properties securing mortgage loans. Foreclosed assets are adjusted to fair value less costs to sell upon transfer of the loans to REO. Fair value is generally based on independent market prices or appraised values of the collateral. Subsequent holding period losses and losses arising from the sale of REO are expensed as incurred. Because our REO is valued based on significant inputs that are unobservable in the market and our own estimates of assumptions that we believe market participants would use in pricing the asset, these assets are classified as Level 3.
•	Impaired mortgage loans held for investment – The fair value of impaired mortgage loans held for investment is generally based on the net present value of discounted cash flows for TDR loans or the appraised value of the underlying collateral for all other loans. These loans are classified as Level 3.

The following table presents for each hierarchy level the assets that were remeasured at fair value on both a recurring and non-recurring basis during the three months ended July 31, 2011 and 2010 and the gains (losses) on those remeasurements:

	(dollars in 000s)

	Total	Level 1	Level 2	Level 3	Gain (loss)

As of July 31, 2011:
Recurring:
Mortgage-backed securities	$192,491	$-	$192,491	$-	$1,936
Municipal bonds	7,758	-	7,758	-	449
Non-recurring:
REO	3,446	-	-	3,446	(482)
Impaired mortgage loans held for investment	61,997	-	-	61,997	(1,473)

	$265,692	$-	$200,249	$65,443	$430

As a percentage of total assets	6.2%	-%	4.7%	1.5%
As of July 31, 2010:(1)
Recurring:
Mortgage-backed securities	$21,893	$-	$21,893	$-	$(20)
Municipal bonds	8,981	-	8,981	-	566
Trust preferred security	32	-	32	-	(1,618)
Non-recurring:
REO	3,321	-	-	3,321	(589)
Impaired mortgage loans held for investment	69,467	-	-	69,467	(2,227)

	$103,694	$-	$30,906	$72,788	$(3,888)

As a percentage of total assets	2.3%	-%	0.7%	1.6%

(1)	Amounts have been restated to conform to the current period presentation.
There were no changes to the unobservable inputs used in determining the fair values of our level 2 and level 3 financial assets.
The following methods were used to determine the fair values of our other financial instruments:

•	Cash equivalents, accounts receivable, investment in FHLB stock, accounts payable, accrued liabilities, commercial paper borrowings and the current portion of long-term debt – The carrying values reported in the balance sheet for these items approximate fair market value due to the relative short-term nature of the respective instruments.
•	Mortgage loans held for investment – The fair value of mortgage loans held for investment is generally determined using market pricing sources based on origination channel and performance characteristics.
•	Deposits – The estimated fair value of demand deposits is the amount payable on demand at the reporting date. The estimated fair value of IRAs and other time deposits is estimated by discounting the future cash flows using the rates currently offered by HRB Bank for products with similar remaining maturities.
•	Long-term borrowings and FHLB borrowings – The fair value of borrowings is based on rates currently available to us for obligations with similar terms and maturities, including current market yields on our Senior Notes.
The carrying amounts and estimated fair values of our financial instruments at July 31, 2011 are as follows:

(in 000s)

	Carrying	Estimated
	Amount	Fair Value

Mortgage loans held for investment	$466,663	$282,546
Deposits	678,071	678,352
Long-term borrowings	1,050,371	1,105,686
FHLB advances	25,000	24,998

7.	Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the three months ended July 31, 2011 consist of the following:

(in 000s)

	Tax Services	Business Services	Total

Balance at April 30, 2011:
Goodwill	$459,039	$427,094	$886,133
Accumulated impairment losses	(24,888)	(15,000)	(39,888)

	434,151	412,094	846,245

Changes:
Acquisitions	3,478	34	3,512
Disposals and foreign currency changes	112	(7,561)	(7,449)
Impairments	-	(99,697)	(99,697)

Balance at July 31, 2011:
Goodwill	462,629	419,567	882,196
Accumulated impairment losses	(24,888)	(114,697)	(139,585)

	$437,741	$304,870	$742,611

We test goodwill and other indefinite-life intangible assets for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value. In August 2011, our Board of Directors approved a non-binding letter of intent to sell substantially all assets of RSM to M&P. The sale is dependent on, among other factors, the ability of M&P to raise financing for the purchase. In conjunction with this sale, we are also evaluating strategic alternatives for EquiCo. Both of these businesses are separate reporting units within the Business Services segment.
These decisions triggered an interim review of the goodwill for our RSM and EquiCo reporting units. The fair values of both reporting units were reviewed based on expected sale prices in the market compared to book value. As a result of that review, we recorded a goodwill impairment of $85.4 million related to our RSM reporting unit, leaving a remaining goodwill balance of approximately $304.9 million. We have also recorded a goodwill impairment of $14.3 million related to our EquiCo reporting unit, leaving no remaining goodwill balance.
Intangible assets consist of the following:

						(in 000s)

As of	July 31, 2011			April 30, 2011

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tax Services:
Customer relationships	$86,678	$(43,031)	$43,647	$87,624	$(41,076)	$46,548
Noncompete agreements	23,451	(22,278)	1,173	23,456	(22,059)	1,397
Reacquired franchise rights	214,330	(10,991)	203,339	214,330	(9,961)	204,369
Franchise agreements	19,201	(3,414)	15,787	19,201	(3,093)	16,108
Purchased technology	14,700	(9,070)	5,630	14,700	(8,505)	6,195
Trade name	1,325	(650)	675	1,325	(600)	725
Business Services:
Customer relationships	147,208	(125,848)	21,360	152,079	(128,738)	23,341
Noncompete agreements	35,551	(25,101)	10,450	35,818	(24,662)	11,156
Attest firm affiliation	7,629	(424)	7,205	7,629	(318)	7,311
Trade name – amortizing	2,600	(2,600)	-	2,600	(2,600)	-
Trade name – non-amortizing	55,637	(4,868)	50,769	55,637	(4,868)	50,769

	$608,310	$(248,275)	$360,035	$614,399	$(246,480)	$367,919

Amortization of intangible assets for the three months ended July 31, 2011 and 2010 was $7.7 and $6.9 million respectively. Estimated amortization of intangible assets for fiscal years 2012 through 2016 is $27.1 million, $22.7 million, $19.2 million, $14.4 million and $13.0 million, respectively.

In connection with a prior acquisition, we have a liability related to unfavorable operating lease terms in the amount of $5.9 million, which will be amortized over the remaining contractual life of the operating lease. The net balance was $5.3 million at July 31, 2011.

8.	Income Taxes
We file a consolidated federal income tax return in the United States and file tax returns in various state and foreign jurisdictions. The U.S. Federal consolidated tax returns for the years 1999 through 2009 are currently under examination by the Internal Revenue Service, with the 1999-2005 years currently at the appellate level. Federal returns for tax years prior to 1999 are closed by statute. Historically, tax returns in various foreign and state jurisdictions are examined and settled upon completion of the exam.
During the three months ended July 31, 2011, we reduced our gross interest and penalties accrued by $3.1 million related to our uncertain tax positions due to statute of limitations expirations and settlements made with various taxing authorities. We had gross unrecognized tax benefits of $145.5 million and $154.8 million at July 31, 2011 and April 30, 2011, respectively. The gross unrecognized tax benefits decreased $9.3 million net in the current year, due to statute of limitations expirations and settlements with taxing authorities, partially offset by accruals of tax and interest on positions related to prior years. Except as noted below, we have classified the liability for unrecognized tax benefits, including corresponding accrued interest, as long-term at July 31, 2011, and included this amount in other noncurrent liabilities on the condensed consolidated balance sheet.
Based upon the expiration of statutes of limitations, payments of tax and other factors in several jurisdictions, we believe it is reasonably possible that the gross amount of reserves for previously unrecognized tax benefits may decrease by $16.9 million within twelve months of July 31, 2011. This portion of our liability for unrecognized tax benefits has been classified as current and is included in accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheets.

9.	Interest Income and Expense
The following table shows the components of interest income and expense of our continuing operations:

(in 000s)

Three Months Ended July 31,	2011	2010

Interest income:
Mortgage loans, net	$5,661	$6,323
Other	4,772	3,979

	$10,433	$10,302

Interest expense:
Borrowings	$21,494	$20,643
Deposits	1,656	1,923
FHLB advances	151	396

	$23,301	$22,962

10.	Regulatory Requirements
HRB Bank files its regulatory Thrift Financial Report (TFR) on a calendar quarter basis with the Office of Thrift Supervision (OTS). In July 2011, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Reform Act), the responsibility and authority of the OTS moved to the Office of the Comptroller of the Currency (OCC). HRB Bank will continue to file TFR reports with the OCC through December 31, 2011. Beginning March 31, 2012, HRB Bank will file Reports of Condition and Income (Call Report) with the OCC quarterly.

The following table sets forth HRB Bank’s regulatory capital requirements, as calculated in its TFR:

						(dollars in 000s)

					To Be Well
					Capitalized
					Under Prompt
			For Capital Adequacy		Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2011:
Total risk-based capital ratio (1)	$411,062	94.5%	$34,813	8.0%	$43,516	10.0%
Tier 1 risk-based capital ratio (2)	$405,333	93.1%	N/A	N/A	$26,110	6.0%
Tier 1 capital ratio (leverage) (3)	$405,333	35.0%	$139,141	12.0%	$57,975	5.0%
Tangible equity ratio (4)	$405,333	35.0%	$17,393	1.5%	N/A	N/A
As of March 31, 2011:
Total risk-based capital ratio (1)	$405,000	92.5%	$35,019	8.0%	$43,773	10.0%
Tier 1 risk-based capital ratio (2)	$399,187	91.2%	N/A	N/A	$26,264	6.0%
Tier 1 capital ratio (leverage) (3)	$399,187	22.8%	$209,758	12.0%	$87,399	5.0%
Tangible equity ratio (4)	$399,187	22.8%	$26,220	1.5%	N/A	N/A

(1)	Total risk-based capital divided by risk-weighted assets.
(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.
(3)	Tier 1 (core) capital divided by adjusted total assets.
(4)	Tangible capital divided by tangible assets.
As of July 31, 2011, HRB Bank’s leverage ratio was 35.3%.

11.	Commitments and Contingencies
Changes in deferred revenue balances related to our Peace of Mind (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the condensed consolidated balance sheets, are as follows:

		(in 000s)

Three Months Ended July 31,	2011	2010

Balance, beginning of period	$140,603	$141,542
Amounts deferred for new guarantees issued	553	654
Revenue recognized on previous deferrals	(27,181)	(28,547)

Balance, end of period	$113,975	$113,649

In addition to amounts accrued for our POM guarantee, we had accrued $13.0 million and $14.7 million at July 31, 2011 and April 30, 2011, respectively, related to our standard guarantee which is included with our standard tax preparation services.
The following table summarizes certain of our other contractual obligations and commitments:

		(in 000s)

As of	July 31, 2011	April 30, 2011

Franchise Equity Lines of Credit – undrawn commitment	$38,319	$37,695
Media advertising purchase obligation	9,690	9,498

We have various contingent purchase price obligations for acquisitions prior to May 2009. In many cases, contingent payments to be made in connection with these acquisitions are not subject to a stated limit. We estimate the potential payments (undiscounted) for which we have not recorded a liability totaling $1.4 million and $3.8 million as of July 31, 2011 and April 30, 2011, respectively. We have recorded liabilities totaling $10.2 million and $11.0 million as of July 31, 2011 and April 30, 2011, respectively, in conjunction with contingent payments related to more recent acquisitions, with the short-term amount recorded in accounts payable, accrued expenses and deposits and the long-term portion included in other noncurrent liabilities. Our estimate is based on current financial conditions. Should actual results differ materially from our assumptions, the potential payments will differ from the above estimate.

We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counterparties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the terms of the indemnities may vary and in many cases are limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair value of guarantees and indemnifications relating to our continuing operations is not material as of July 31, 2011.

Variable Interests
We evaluated our financial interests in variable interest entities (VIEs) as of July 31, 2011 and determined that there have been no significant changes related to those financial interests. As of July 31, 2011, we believe RSM’s maximum exposure to economic loss related to their shared office space with McGladrey & Pullen, LLP from operating leases under the administrative services agreement totaled $95.2 million.

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
Claims received by SCC have primarily related to alleged breaches of representations and warranties related to a loan’s compliance with the underwriting standards established by SCC at origination, borrower fraud and credit exceptions without sufficient compensating factors. Claims received since May 1, 2008 are as follows:

(in millions)

	Fiscal Year	Fiscal Year 2010				Fiscal Year 2011				Fiscal Year 2012

	2009	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Total

Loan Origination Year:
2005	$62	$-	$15	$-	$-	$6	$1	$-	$1	$-	$85
2006	217	2	57	4	45	100	15	29	50	29	548
2007	153	4	11	7	-	3	5	4	4	2	193

Total	$432	$6	$83	$11	$45	$109	$21	$33	$55	$31	$826

Note: The table above excludes amounts related to an indemnity agreement dated April 2008, which is discussed below.
For claims received, reviewed and determined to be valid, SCC has complied with its obligations by either repurchasing the mortgage loans or REO properties, providing for the reimbursement of losses in connection with liquidated REO properties, or reaching other settlements. SCC has denied approximately 85% of all claims received, excluding resolution reached under other settlements. Counterparties could reassert claims that SCC has denied. Of claims determined to be valid, approximately 22% resulted in loan repurchases, and 78% resulted in indemnification or settlement payments. Losses on loan repurchase, indemnification and settlement payments totaled approximately $117 million for the period May 1, 2008 through July 31, 2011. Loss severity rates on repurchases and indemnification have approximated 57% and SCC has not observed any material trends related to average losses. Repurchased loans are considered held for sale and are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The net balance of all mortgage loans held for sale by SCC was $11.9 million at July 31, 2011.
SCC generally has 60 to 120 days to respond to representation and warranty claims and performs a loan-by-loan review of all repurchase claims during this time. SCC has completed its review of all claims, with the exception of claims totaling approximately $66 million, which remained subject to review as of July 31, 2011. Of the claims still subject to review, approximately $52 million are from private-label securitizations, and $14 million are from monoline insurers. Approximately $8 million of claims under review represent requests by the counterparty for additional information related to denied claims, or are a reassertion of previously denied claims.
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
The majority of claims asserted since May 1, 2008, which have been determined by SCC to represent a valid breach of its representations and warranties, relate to loans that became delinquent within the first two years following the origination of the mortgage loan. SCC believes the longer a loan performs prior to an event of default, the less likely the default will be related to a breach of a representation and warranty. The balance of loans originated in 2005, 2006 and 2007 which defaulted in the first two years is $4.0 billion, $6.3 billion and $2.9 billion, respectively, at July 31, 2011.
SCC has recorded a liability for estimated contingent losses related to representation and warranty claims as of July 31, 2011, of $125.8 million, which represents SCC’s best estimate of the probable loss that may occur. During the prior year, payments totaling $49.8 million were made under an indemnity agreement dated April 2008 with a specific counterparty in exchange for a full and complete release of such party’s ability to assert representation and warranty claims. The indemnity agreement was given as part of obtaining the counterparty’s consent to SCC’s sale of its mortgage servicing business in 2008. We have no remaining payment obligations under this indemnity agreement.
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

A rollforward of our liability for losses on repurchases for the three months ended July 31, 2011 and 2010 is as follows:

		(in 000s)

Three Months Ended July 31,	2011	2010

Balance at beginning of period:
Amount related to repurchase and indemnifications	$126,260	$138,415
Amount related to indemnity agreement dated April 2008	–	49,785

	126,260	188,200

Changes:
Provisions	–	–
Losses on repurchase and indemnifications	(485)	–
Payments under indemnity agreement dated April 2008	–	(70)

Balance at end of period:
Amount related to repurchase and indemnifications	125,775	138,415
Amount related to indemnity agreement dated April 2008	–	49,715

	$125,775	$188,130

12.	Litigation and Related Contingencies
We are party to investigations, legal claims and lawsuits arising out of our business operations. As required, we accrue our best estimate of loss contingencies when we believe a loss is probable and we can reasonably estimate the amount of any such loss. Amounts accrued, including obligations under indemnifications, totaled $86.3 million and $70.6 million at July 31, 2011 and April 30, 2011, respectively. Litigation is inherently unpredictable and it is difficult to project the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements.

Litigation and Claims Pertaining to Discontinued Mortgage Operations
Although mortgage loan origination activities were terminated and the loan servicing business was sold during fiscal year 2008, SCC and HRB remain subject to investigations, claims and lawsuits pertaining to SCC’s mortgage business activities that occurred prior to such termination and sale. These investigations, claims and lawsuits include actions by state and federal regulators, municipalities, third party indemnitees, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these investigations, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, fraud, rights to indemnification, and violations of securities laws, the Truth in Lending Act, Equal Credit Opportunity Act and the Fair Housing Act. Given the non-prime mortgage environment, the number of these investigations, claims and lawsuits has increased over historical experience and is likely to continue to increase. The amounts claimed in these investigations, claims and lawsuits are substantial in some instances, and the ultimate resulting liability is difficult to predict and thus cannot be reasonably estimated. In the event of unfavorable outcomes, the amounts that may be required to be paid in the discharge of liabilities or settlements could be substantial and could have a material impact on our consolidated results of operations.
On June 3, 2008, the Massachusetts Attorney General filed a lawsuit in the Superior Court of Suffolk County, Massachusetts (Case No. 08-2474-BLS) styled Commonwealth of Massachusetts v. H&R Block, Inc., et al., alleging unfair, deceptive and discriminatory origination and servicing of mortgage loans and seeking equitable relief, disgorgement of profits, restitution and statutory penalties. In November 2008, the court granted a preliminary injunction limiting the ability of the owner of SCC’s former loan servicing business to initiate or advance foreclosure actions against certain loans originated by SCC or its subsidiaries without (1) advance notice to the Massachusetts Attorney General and (2) if the Attorney General objects to foreclosure, approval by the court. An appeal of the preliminary injunction was denied. To avoid the cost and inherent risk associated with litigation, the parties have reached an agreement to settle this case. The settlement requires a cash payment from SCC to the Attorney General of $9.8 million, in addition to certain loan modification relief to Massachusetts borrowers estimated at $115 million in benefits. The agreement also provides for a contingent cash payment of up to $5 million in the event certain loan modification relief is not available. We have a liability recorded for our best estimate of the expected loss. We do not believe losses in excess of our accrual would be material to our financial statements, although it is possible that our losses could exceed the amount we have accrued.
On February 1, 2008, a class action lawsuit was filed in the United States District Court for the District of Massachusetts against SCC and other related entities styled Cecil Barrett, et al. v. Option One Mortgage Corp., et al. (Civil Action No. 08-10157-RWZ). Plaintiffs allege discriminatory practices relating to the origination of mortgage loans in violation of the Fair Housing Act and Equal Credit Opportunity Act, and seek declaratory and injunctive relief in addition to actual and punitive damages. The court dismissed H&R Block, Inc. from the lawsuit for lack of personal jurisdiction. In March 2011, the court issued an order certifying a class, which defendants sought to appeal. On August 24, 2011, the First Circuit Court of Appeals declined to hear the appeal, noting that the district court could reconsider its certification decision in light of a recent ruling by the United States Supreme Court in an unrelated matter. We do not believe losses in excess of our accrual would be material to our financial statements, although it is possible that our losses could exceed the amount we have accrued. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.
On December 9, 2009, a putative class action lawsuit was filed in the United States District Court for the Central District of California against SCC and H&R Block, Inc. styled Jeanne Drake, et al. v. Option One Mortgage Corp., et al. (Case No. SACV09-1450 CJC). Plaintiffs allege breach of contract, promissory fraud, intentional interference with contractual relations, wrongful withholding of wages and unfair business practices in connection with the failure to pay severance benefits to employees when their employment transitioned to American Home Mortgage Servicing, Inc. in connection with the sale of certain assets and operations of Option One. Plaintiffs seek to recover severance benefits of approximately $8 million, interest and attorney’s fees, in addition to penalties and punitive damages on certain claims. Plaintiffs’ motion for class certification is pending. All parties have filed motions for summary judgment. The court has set a hearing on all pending motions on August 29, 2011. We have not concluded that a loss related to this matter is probable nor have we established a loss contingency related to this matter. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.
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

Employment-Related Claims and Litigation
We have been named in several wage and hour class action lawsuits throughout the country, including Alice Williams v. H&R Block Enterprises LLC, Case No.RG08366506 (Superior Court of California, County of Alameda, filed January 17, 2008) (alleging improper classification of office managers in California); Arabella Lemus v. H&R Block Enterprises LLC, et al., Case No. CGC-09-489251 (United States District Court, Northern District of California, filed June 9, 2009) (alleging failure to timely pay compensation to tax professionals in California and to include itemized information on wage statements); Delana Ugas v. H&R Block Enterprises LLC, et al., Case No. BC417700 (United States District Court, Central District of California, filed July 13, 2009) (alleging failure to compensate tax professionals in California for all hours worked and to provide meal periods); and Barbara Petroski v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00075 (United States District Court, Western District of Missouri, filed January 25, 2010) (alleging failure to compensate tax professionals nationwide for off-

season training). A class was certified in the Lemus case in December 2010 (consisting of tax professionals who worked in company-owned offices in California from 2007 to 2010); in the Williams case in March 2011 (consisting of office managers who worked in company-owned offices in California from 2004 to 2011); and in the Ugas case in August 2011 (consisting of tax professionals who worked in company-owned offices in California from 2006 to 2011). A conditional class was certified in the Petroski case in March 2011 (consisting of tax professionals nationwide who worked in company-owned offices and who were not compensated for certain training courses occurring on or after April 15, 2007).
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

RSM McGladrey Litigation
EquiCo, its parent and certain of its subsidiaries and affiliates, are parties to a class action filed on July 11, 2006 and styled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. (the “RSM Parties”), Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations relating to business valuation services provided by EquiCo, including allegations of fraud, conversion and unfair competition. Plaintiffs seek unspecified actual and punitive damages, in addition to pre-judgment interest and attorneys’ fees. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. To avoid the cost and inherent risk associated with litigation, the parties reached an agreement to settle the case, subject to approval by the California Superior Court. The settlement requires a maximum payment of $41.5 million, although the actual cost of the settlement will depend on the number of valid claims submitted by class members. The California Superior Court preliminarily approved the settlement on July 29, 2011. A final approval hearing is set for October 20, 2011. The defendants believe they have meritorious defenses to the claims in this case and, if for any reason the settlement is not approved, they will continue to defend the case vigorously. Although we have a liability recorded for expected losses, there can be no assurance regarding the outcome of this matter.
On December 7, 2009, a lawsuit was filed in the Circuit Court of Cook County, Illinois (2010-L-014920) against M&P, RSM and H&R Block styled Ronald R. Peterson ex rel. Lancelot Investors Fund, L.P., et al. v. McGladrey & Pullen LLP, et al. The case was removed to the United States District Court for the Northern District of Illinois on December 28, 2009 (Case No. 1:10-CV-00274). The complaint, which was filed by the trustee for certain bankrupt investment funds, seeks unspecified damages and asserts claims against RSM for vicarious liability and alter ego liability and against H&R Block for equitable restitution relating to audit work performed by M&P. The amount claimed in this case is substantial. On November 3, 2010, the court dismissed the case against all defendants in its entirety with prejudice. The trustee has filed an appeal to the Seventh Circuit Court of Appeals with respect to the claims against M&P and RSM. No claims remain against H&R Block.
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

Other
In October 2010, we signed a definitive merger agreement to acquire all of the outstanding shares of 2SS Holdings, Inc. (“2SS”), developer of TaxACT digital tax preparation solutions, for $287.5 million in cash. In May 2011, the United States Department of Justice (DOJ) filed a civil antitrust lawsuit in the U.S. district court in Washington, D.C., (Case No. 1:11-cv-00948) against H&R Block and 2SS styled United States v. H&R Block, Inc., 2SS Holdings, Inc., and TA IX L.P., to block our proposed acquisition of 2SS. A preliminary injunction hearing is set to occur in September 2011. There are no assurances that the DOJ’s lawsuit will be resolved in our favor or that the transaction will be consummated.
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

13.	Segment Information
Results of our continuing operations by reportable operating segment are as follows:

		(in 000s)

Three Months Ended July 31,	2011	2010

Revenues:
Tax Services	$91,425	$91,645
Business Services	167,263	174,710
Corporate	8,946	8,119

	$267,634	$274,474

Pretax income (loss):
Tax Services	$(169,483)	$(174,624)
Business Services	(92,541)	(433)
Corporate	(31,118)	(32,260)

Loss from continuing operations before tax benefit	$(293,142)	$(207,317)

14.	Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Statement of Comprehensive Income.” Under the amendments in this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. These amendments are effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected to adopt this guidance as of May 1, 2011, and it did not have an effect on our presentation of comprehensive income in our condensed consolidated financial statements.
In April 2011, the FASB issued Accounting Standards Update 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This guidance assists in determining if a loan modification qualifies as a TDR and requires that creditors must determine that a concession has been made and the borrower is having financial difficulties. We adopted this guidance as of May 1, 2011. We did not identify any new TDRs attributable to this new guidance and it did not have a material effect on our condensed consolidated financial statements.
In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” This guidance amends the criteria for separating consideration in multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (1) vendor-specific objective evidence; (2) third-party evidence; or (3) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s new multiple-deliverable revenue arrangements. We adopted this guidance as of May 1, 2011 and it did not have a material effect on our condensed consolidated financial statements.
In December 2010, the FASB issued Accounting Standards Update 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments affect reporting units whose carrying amount is zero or negative, and require performance of Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, a reporting unit would consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance. The reporting unit would evaluate if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We adopted this guidance as of May 1, 2011 and it did not have a material effect on our condensed consolidated financial statements.
In December 2010, the FASB issued Accounting Standards Update 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this guidance specify that if a public entity presents comparative financial statements, the entity would disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Additionally, disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. We adopted this guidance as of May 1, 2011 and it did not have a material effect on our condensed consolidated financial statements.

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

Condensed Consolidating Statements of Operations					(in 000s)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2011	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$–	$21,773	$245,861	$–	$267,634

Cost of revenues	–	37,662	319,338	–	357,000
Selling, general and administrative	–	7,895	199,968	–	207,863

Total expenses	–	45,557	519,306	–	564,863

Operating loss	–	(23,784)	(273,445)	–	(297,229)
Other income (expense), net	(293,142)	3,281	806	293,142	4,087

Loss from continuing operations before tax benefit	(293,142)	(20,503)	(272,639)	293,142	(293,142)
Income tax benefit	(119,699)	(1,850)	(117,849)	119,699	(119,699)

Net loss from continuing operations	(173,443)	(18,653)	(154,790)	173,443	(173,443)
Net loss from discontinued operations	(1,655)	(1,637)	(18)	1,655	(1,655)

Net loss	$(175,098)	$(20,290)	$(154,808)	$175,098	$(175,098)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Total revenues	$–	$21,000	$253,474	$–	$274,474

Cost of revenues	–	39,028	328,988	–	368,016
Selling, general and administrative	–	2,090	114,939	–	117,029

Total expenses	–	41,118	443,927	–	485,045

Operating loss	–	(20,118)	(190,453)	–	(210,571)
Other income (expense), net	(207,317)	382	2,872	207,317	3,254
Loss from continuing operations before tax benefit	(207,317)	(19,736)	(187,581)	207,317	(207,317)
Income tax benefit	(79,679)	(7,841)	(71,838)	79,679	(79,679)

Net loss from continuing operations	(127,638)	(11,895)	(115,743)	127,638	(127,638)
Net loss from discontinued operations	(3,043)	(3,004)	(39)	3,043	(3,043)

Net loss	$(130,681)	$(14,899)	$(115,782)	$130,681	$(130,681)

Condensed Consolidating Balance Sheets					(in 000s)

	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2011	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$–	$413,141	$599,595	$(27)	$1,012,709
Cash & cash equivalents – restricted	–	849	43,553	–	44,402
Receivables, net	–	224,573	104,815	–	329,388
Mortgage loans held for investment	–	466,663	–	–	466,663
Intangible assets and goodwill, net	–	–	1,102,646	–	1,102,646
Investments in subsidiaries	2,478,748	–	94	(2,478,748)	94
Other assets	12,474	299,379	1,040,297	–	1,352,150

Total assets	$2,491,222	$1,404,605	$2,891,000	$(2,478,775)	$4,308,052

Customer deposits	$–	$666,295	$–	$(27)	$666,268
Long-term debt	–	999,055	20,376	–	1,019,431
FHLB borrowings	–	25,000	–	–	25,000
Other liabilities	214	(132,742)	1,496,004	–	1,363,476
Net intercompany advances	1,257,131	40,201	(1,297,332)	–	–
Stockholders’ equity	1,233,877	(193,204)	2,671,952	(2,478,748)	1,233,877

Total liabilities and stockholders’ equity	$2,491,222	$1,404,605	$2,891,000	$(2,478,775)	$4,308,052

	H&R Block, Inc.	BFC	Other		Consolidated
April 30, 2011	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Cash & cash equivalents	$–	$616,238	$1,061,656	$(50)	$1,677,844
Cash & cash equivalents – restricted	–	9,522	38,861	–	48,383
Receivables, net	88	102,011	390,191	–	492,290
Mortgage loans held for investment, net	–	485,008	–	–	485,008
Intangible assets and goodwill, net	–	–	1,214,164	–	1,214,164
Investments in subsidiaries	2,699,555	–	32	(2,699,555)	32
Other assets	13,613	469,461	807,166	–	1,290,240

Total assets	$2,713,256	$1,682,240	$3,512,070	$(2,699,605)	$5,207,961

Customer deposits	$–	$852,270	$–	$(50)	$852,220
Long-term debt	–	998,965	50,789	–	1,049,754
FHLB borrowings	–	25,000	–	–	25,000
Other liabilities	178	(26,769)	1,858,004	–	1,831,413
Net intercompany advances	1,263,504	24,173	(1,287,677)	–	–
Stockholders’ equity	1,449,574	(191,399)	2,890,954	(2,699,555)	1,449,574

Total liabilities and stockholders’ equity	$2,713,256	$1,682,240	$3,512,070	$(2,699,605)	$5,207,961

Condensed Consolidating Statements of Cash Flows					(in 000s)

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2011	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$2,048	$(22,900)	$(373,697)	$–	$(394,549)

Cash flows from investing:
Purchases of available-for-sale securities	–	(39,275)	–	–	(39,275)
Mortgage loans originated for investment, net	–	11,192	–	–	11,192
Purchase property & equipment	–	(54)	(10,899)	–	(10,953)
Payments made for business acquisitions, net	–	–	(3,457)	–	(3,457)
Proceeds from sale of businesses, net	–	–	21,230	–	21,230
Loans made to franchisees	–	(16,477)	–	–	(16,477)
Repayments from franchisees	–	5,320	–	–	5,320
Net intercompany advances	44,084	–	–	(44,084)	–
Other, net	–	12,031	6,136	–	18,167

Net cash provided by (used in) investing activities	44,084	(27,263)	13,010	(44,084)	(14,253)

Cash flows from financing:
Customer banking deposits	–	(186,268)	–	23	(186,245)
Dividends paid	(45,894)	–	–	–	(45,894)
Repurchase of common stock	(2,002)	–	–	–	(2,002)
Proceeds from exercise of stock options	1,762	–	–	–	1,762
Net intercompany advances	–	33,312	(77,396)	44,084	–
Other, net	2	22	(24,940)	–	(24,916)

Net cash used in financing activities	(46,132)	(152,934)	(102,336)	44,107	(257,295)

Effects of exchange rates on cash	–	–	962	–	962

Net decrease in cash	–	(203,097)	(462,061)	23	(665,135)
Cash – beginning of period	–	616,238	1,061,656	(50)	1,677,844

Cash – end of period	$–	$413,141	$599,595	$(27)	$1,012,709

Three Months Ended	H&R Block, Inc.	BFC	Other		Consolidated
July 31, 2010	(Guarantor)	(Issuer)	Subsidiaries	Elims	H&R Block

Net cash provided by (used in) operating activities:	$22,849	$(43,301)	$(327,799)	$–	$(348,251)

Cash flows from investing:
Mortgage loans originated for investment, net	–	17,618	–	–	17,618
Purchase property & equipment	–	–	(8,634)	–	(8,634)
Payments made for business acquisitions, net	–	–	(33,226)	–	(33,226)
Proceeds from sale of businesses, net	–	–	26,387	–	26,387
Loans made to franchisees	–	(33,720)	–	–	(33,720)
Repayments from franchisees	–	6,724	–	–	6,724
Net intercompany advances	188,324	–	–	(188,324)	–
Other, net	–	40,668	(21,820)	–	18,848

Net cash provided by (used in) investing activities	188,324	31,290	(37,293)	(188,324)	(6,003)

Cash flows from financing:
Customer banking deposits	–	(121,166)	–	(235)	(121,401)
Dividends paid	(48,692)	–	–	–	(48,692)
Repurchase of common stock	(164,369)	–	–	–	(164,369)
Proceeds from exercise of stock options	1,500	–	–	–	1,500
Net intercompany advances	–	35,507	(223,831)	188,324	–
Other, net	388	176	(16,551)	–	(15,987)

Net cash used in financing activities	(211,173)	(85,483)	(240,382)	188,089	(348,949)

Effects of exchange rates on cash	–	–	(2,232)	–	(2,232)

Net decrease in cash	–	(97,494)	(607,706)	(235)	(705,435)
Cash – beginning of period	–	702,021	1,102,135	(111)	1,804,045

Cash – end of period	$–	$604,527	$494,429	$(346)	$1,098,610

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Our subsidiaries provide tax preparation, retail banking and various business advisory and consulting services. We are the only major company offering a full range of software, online and in-office tax preparation solutions to individual tax clients.

RECENT EVENTS
In August 2011, we signed a non-binding letter of intent to sell substantially all assets of RSM McGladrey Business Services, Inc (RSM) to McGladrey & Pullen LLP (M&P) and began an evaluation of strategic alternatives for RSM EquiCo, Inc. (EquiCo). The RSM sale is dependent on, among other factors, the ability of M&P to raise financing for the purchase. We recorded a $99.7 million impairment of goodwill in the first quarter for reporting units in our Business Services segment based on these events. This loss was offset partially by the sale of an ancillary business within the Business Services segment during the quarter which resulted in a $9.9 million gain. On an after-tax basis, the net result of these events is a charge of $53.2 million, or $0.17 per share. These amounts related to the sale of RSM may fluctuate based on adjustments to the purchase price at closing as well as the additional realization of tax benefits related to the sale. M&P will also assume substantially all liabilities, including contingent payments and lease obligations. See discussion in notes 2 and 7 to the condensed consolidated financial statements and in the Business Services segment results below.

TAX SERVICES
This segment primarily consists of our income tax preparation businesses — retail, online and software. This segment includes our tax operations in the U.S. and its territories, Canada, and Australia. Additionally, this segment includes the product offerings and activities of H&R Block Bank (HRB Bank) that primarily support the tax network, refund anticipation checks, our prior participations in refund anticipation loans, and our commercial tax business, which provides tax preparation software to CPAs and other tax preparers.

Tax Services – Operating Results		(in 000s)

Three Months Ended July 31,	2011	2010

Tax preparation fees	$34,921	$34,545
Fees from Peace of Mind guarantees	27,181	28,547
Fees from Emerald Card activities	11,241	10,575
Royalties	5,703	5,605
Other	12,379	12,373

Total revenues	91,425	91,645

Compensation and benefits:
Field wages	36,847	39,249
Corporate wages	33,055	35,800
Benefits and other compensation	17,489	34,304

	87,391	109,353
Occupancy and equipment	83,337	82,624
Depreciation and amortization	21,450	22,395
Marketing and advertising	6,721	8,413
Other	62,009	43,484

Total expenses	260,908	266,269

Pretax loss	$(169,483)	$(174,624)

Three months ended July 31, 2011 compared to July 31, 2010
Tax Services’ revenues were essentially flat compared to the prior year, as declines in U.S. tax returns prepared were offset by an increase in international tax returns due to the extended filing season in Canada.
Total expenses decreased $5.4 million, or 2.0%, for the three months ended July 31, 2011. Compensation and benefits decreased $22.0 million, or 20.1%, primarily due to severance costs recorded in the prior year. Other expenses increased $18.5 million, or 42.6%, primarily due to incremental legal charges recorded in the current year.

The pretax loss for the three months ended July 31, 2011 and 2010 was $169.5 million and $174.6 million, respectively.

BUSINESS SERVICES
This segment consists of RSM McGladrey, Inc., a national firm offering tax, consulting and accounting services and capital market services to middle-market companies.

Business Services – Operating Results		(in 000s)

Three Months Ended July 31,	2011	2010

Tax services	$88,329	$81,331
Business consulting	58,111	61,678
Accounting services	3,675	10,842
Capital markets	3,072	2,390
Reimbursed expenses	2,914	6,331
Other	11,162	12,138

Total revenues	167,263	174,710

Compensation and benefits	126,245	127,113
Occupancy	10,719	11,930
Amortization of intangible assets	2,630	2,836
Impairment of goodwill	99,697	—
Other	20,513	33,264

Total expenses	259,804	175,143

Pretax loss	$(92,541)	$(433)

Three months ended July 31, 2011 compared to July 31, 2010
Business Services’ revenues for the three months ended July 31, 2011 decreased $7.4 million, or 4.3% from the prior year. Tax services revenues increased primarily as a result of the acquisition of Caturano & Company, Inc. Accounting services revenues declined $7.2 million, or 66.1%, primarily due to the sale of an ancillary business during the current quarter.
Total expenses increased $84.7 million, or 48.3%, from the prior year. During the quarter, we recorded goodwill impairments of $85.4 million and $14.3 million in our RSM and EquiCo reporting units, respectively, as discussed in notes 2 and 7 to the condensed consolidated financial statements. This loss was offset partially by the sale of an ancillary business during the quarter which resulted in a $9.9 million gain. On an after-tax basis, the net result of these events is a charge of $53.2 million, or $0.17 per share.
The pretax loss for the three months ended July 31, 2011 was $92.5 million compared to $0.4 million in the prior year.

CORPORATE, ELIMINATIONS AND INCOME TAXES ON CONTINUING OPERATIONS
Corporate operating losses include interest income from U.S. passive investments, interest expense on borrowings, net interest margin and gains or losses relating to mortgage loans held for investment, real estate owned, residual interests in securitizations and other corporate expenses.

Corporate – Operating Results		(in 000s)

Three Months Ended July 31,	2011	2010

Interest income on mortgage loans held for investment, net	$5,661	$6,323
Other	3,285	1,796

Total revenues	8,946	8,119

Interest expense	21,018	20,788
Compensation and benefits	6,765	5,071
Provision for loan losses	5,625	8,000
Other	6,656	6,520

Total expenses	40,064	40,379

Pretax loss	$(31,118)	$(32,260)

Three months ended July 31, 2011 compared to July 31, 2010
Results of our corporate operations were essentially flat compared to the prior year.

Income Taxes
Our effective tax rate for continuing operations was 40.8% and 38.4% for the three months ended July 31, 2011 and 2010, respectively. This increase resulted from losses in our investments in company-owned life insurance assets for which we do not receive a tax benefit, and an increase in the state effective tax rate. This increase was partially offset by a decrease in our reserve for uncertain tax positions.

Discontinued Operations
Sand Canyon Corporation (“SCC”, previously known as Option One Mortgage Corporation) ceased originating mortgage loans in December of 2007 and, in April 2008, sold its servicing assets and discontinued its remaining operations. The sale of servicing assets did not include the sale of any mortgage loans. SCC retained contingent liabilities that arose from the operations of SCC prior to its disposal, including certain mortgage loan repurchase obligations, contingent liabilities associated with litigation and related claims, lease commitments, and employee termination benefits. SCC also retained residual interests in certain mortgage loan securitization transactions prior to cessation of its origination business. The net loss from discontinued operations totaled $1.7 million and $3.0 million for the three months ended July 31, 2011 and 2010, respectively.
In connection with the securitization and sale of mortgage loans, SCC made certain representations and warranties. In the event that there is a breach of a representation and warranty and such breach materially and adversely affects the value of a mortgage loan, SCC may be obligated to repurchase a loan or otherwise indemnify certain parties for losses resulting from a liquidation of loan collateral.
SCC has recorded a liability for estimated contingent losses related to representation and warranty claims as of July 31, 2011, of $125.8 million, which represents SCC’s best estimate of the probable loss that may occur. Losses on valid claims totaled $0.5 million and $0.1 million for the three months ended July 31, 2011 and 2010, respectively. These amounts were recorded as reductions of our loan repurchase liability.
While SCC uses the best information available to it in estimating its liability, assessing the likelihood that claims will be asserted in the future and estimating probable losses is inherently difficult and requires considerable management judgment. Although net losses on settled claims since May 1, 2008 have been within initial loss estimates, to the extent that the volume of asserted claims, the level of valid claims, the counterparties asserting claims, the nature of claims, or the value of residential home prices differ in the future from current estimates, future losses may be greater than the current estimates and those differences may be significant. See additional discussion in note 11 to the condensed consolidated financial statements.

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
Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under our unsecured committed lines of credit (CLOCs), we believe, that in the absence of any unexpected developments, our existing sources of capital at July 31, 2011 are sufficient to meet our operating needs.
CASH FROM OPERATING ACTIVITIES – Cash used in operations totaled $394.5 million for the first three months of fiscal year 2012, compared with $348.3 million for the same period last year.
CASH FROM INVESTING ACTIVITIES – Cash used in investing activities totaled $14.3 million for the first three months of fiscal year 2012, compared to $6.0 million in the same period last year.
Purchases of Available-for-Sale Securities. During the three months ended July 31, 2011, HRB Bank purchased $39.3 million in mortgage-backed securities. No such purchases were made in the first quarter of the prior year.
Mortgage Loans Held for Investment. We received net payments of $11.2 million and $17.6 million on our mortgage loans held for investment for the first three months of fiscal years 2012 and 2011, respectively. Cash payments declined primarily due to non-performing loans and continued run-off of our portfolio.

Purchases of Property and Equipment. Total cash paid for property and equipment was $11.0 million and $8.6 million for the first three months of fiscal years 2012 and 2011, respectively.
Business Acquisitions. Total cash paid for acquisitions was $3.5 million and $33.2 million during the three months ended July 31, 2011 and 2010, respectively. In July 2010 our Business Services segment acquired a Boston-based accounting firm, and cash used in investing activities includes payments totaling $32.6 million related to this acquisition.
In October 2010, we signed a definitive merger agreement to acquire all of the outstanding shares of 2SS Holdings, Inc. (2SS), developer of TaxACT digital tax preparation solutions, for $287.5 million in cash. Completion of the transaction is subject to the satisfaction of customary closing conditions, including regulatory approval. In May 2011, the United States Department of Justice (DOJ) filed a civil antitrust lawsuit to block our proposed acquisition of 2SS, and a preliminary hearing on this matter has been set for September 6, 2011. There are no assurances that the DOJ’s lawsuit will be resolved in our favor or that the transaction will be consummated.
Sales of Businesses. Proceeds from the sales of businesses totaled $21.2 million and $26.4 million for the three months ended July 31, 2011 and 2010, respectively. During the first quarter of fiscal year 2012, our Business Services segment sold one of their ancillary businesses for $20.3 million. During the first three months of fiscal year 2011, we sold 127 tax offices to franchisees. The majority of these sales were financed through affiliate loans.
Loans Made to Franchisees. Loans made to franchisees totaled $16.5 million and $33.7 million for the three months ended July 31, 2011 and 2010, respectively. These amounts included both the financing of sales of tax offices and franchisee draws under our Franchise Equity Lines of Credit (FELCs).
CASH FROM FINANCING ACTIVITIES – Cash used in financing activities totaled $257.3 million for the first three months of fiscal year 2012, compared to $348.9 million in the same period last year.
Customer Banking Deposits. Customer banking deposits declined $186.2 million for the three months ended July 31, 2011 compared to $121.4 million in the prior year due to seasonal fluctuations in prepaid debit card deposits.
Dividends. We have consistently paid quarterly dividends. Dividends paid totaled $45.9 million and $48.7 million for the three months ended July 31, 2011 and 2010, respectively.
Repurchase and Retirement of Common Stock. During the prior year, we purchased and immediately retired 15.5 million shares of our common stock at a cost of $235.7 million. Cash payments of $161.0 million were made during the three months ended July 31, 2010 for the share purchases with settlement of the remaining $74.7 million occurring in August 2010. We expect to continue to repurchase and retire common stock or retire treasury stock in the future.
Issuances of Common Stock. Proceeds from the issuance of common stock totaled $1.8 million for the three months ended July 31, 2011 compared to $1.5 million in the prior year, and is related to stock option exercises and the related tax benefits.

BORROWINGS
The following chart provides the debt ratings for Block Financial LLC (BFC) as of July 31, 2011:

	Short-term		Long-term		Outlook

Moody’s	P-2		Baa2		Negative(1)
S&P	A-2		BBB		Negative
DBRS	R-2 (high	)	BBB (high	)	Stable

(1)	In August 2011, the outlook was changed to “Stable.”
At July 31, 2011, we maintained a CLOC agreement to support commercial paper issuances, general corporate purposes or for working capital needs. This facility provides funding up to $1.7 billion and matures July 31, 2013. This facility bears interest at an annual rate of LIBOR plus 1.30% to 2.80% or PRIME plus 0.30% to 1.80% (depending on the type of borrowing) and includes an annual facility fee of 0.20% to 0.70% of the committed amounts, based on our credit ratings. Covenants in the new facility are substantially similar to those in the previous CLOCs including: (1) maintenance of a minimum net worth of $650.0 million on the last day of any fiscal quarter; and (2) reduction of the aggregate outstanding principal amount of short-term debt, as defined in the agreement, to $200.0 million or less for thirty consecutive days during the period March 1 to June

30 of each year (“Clean-down requirement”). At July 31, 2011, we were in compliance with these covenants and had net worth of $1.2 billion. We had no balance outstanding under the CLOCs at July 31, 2011.
There have been no material changes in our borrowings or debt ratings from those reported at April 30, 2011 in our Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
There have been no material changes in our contractual obligations and commercial commitments from those reported at April 30, 2011 in our Annual Report on Form 10-K.

REGULATORY ENVIRONMENT
There have been no material changes in our regulatory environment from those reported at April 30, 2011 in our Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks from those reported at April 30, 2011 in our Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation and Claims Pertaining to Discontinued Mortgage Operations
Although mortgage loan origination activities were terminated and the loan servicing business was sold during fiscal year 2008, SCC and HRB remain subject to investigations, claims and lawsuits pertaining to SCC’s mortgage business activities that occurred prior to such termination and sale. These investigations, claims and lawsuits include actions by state and federal regulators, municipalities, third party indemnitees, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these investigations, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, fraud, rights to indemnification, and violations of securities laws, the Truth in Lending Act, Equal Credit Opportunity Act and the Fair Housing Act. Given the non-prime mortgage environment, the number of these investigations, claims and lawsuits has increased over historical experience and is likely to continue to increase. The amounts claimed in these investigations, claims and lawsuits are substantial in some instances, and the ultimate resulting liability is difficult to predict and thus cannot be reasonably estimated. In the event of unfavorable outcomes, the amounts that may be required to be paid in the discharge of liabilities or settlements could be substantial and could have a material impact on our consolidated results of operations.
On June 3, 2008, the Massachusetts Attorney General filed a lawsuit in the Superior Court of Suffolk County, Massachusetts (Case No. 08-2474-BLS) styled Commonwealth of Massachusetts v. H&R Block, Inc., et al., alleging unfair, deceptive and discriminatory origination and servicing of mortgage loans and seeking equitable relief, disgorgement of profits, restitution and statutory penalties. In November 2008, the court granted a preliminary injunction limiting the ability of the owner of SCC’s former loan servicing business to initiate or advance foreclosure actions against certain loans originated by SCC or its subsidiaries without (1) advance notice to the Massachusetts Attorney General and (2) if the Attorney General objects to foreclosure, approval by the court. An appeal of the preliminary injunction was denied. To avoid the cost and inherent risk associated with litigation, the parties have reached an agreement to settle this case. The settlement requires a cash payment from SCC to the Attorney General of $9.8 million, in addition to certain loan modification relief to Massachusetts borrowers estimated at $115 million in benefits. The agreement also provides for a contingent cash payment of up to $5 million in the event certain loan modification relief is not available. We have a liability recorded for our best estimate of the expected loss. We do not believe losses in excess of our accrual would be material to our financial statements, although it is possible that our losses could exceed the amount we have accrued.
On February 1, 2008, a class action lawsuit was filed in the United States District Court for the District of Massachusetts against SCC and other related entities styled Cecil Barrett, et al. v. Option One Mortgage Corp., et al. (Civil Action No. 08-10157-RWZ). Plaintiffs allege discriminatory practices relating to the origination of mortgage loans in violation of the Fair Housing Act and Equal Credit Opportunity Act, and seek declaratory and injunctive relief in addition to actual and punitive damages. The court dismissed H&R Block, Inc. from the lawsuit for lack of personal jurisdiction. In March 2011, the court issued an order certifying a class, which defendants sought to appeal. On August 24, 2011, the First Circuit Court of Appeals declined to hear the appeal, noting that the district court could reconsider its certification decision in light of a recent ruling by the United States Supreme Court in an unrelated matter. We do not believe losses in excess of our accrual would be material to our financial statements, although it is possible that our losses could exceed the amount we have accrued. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.
On December 9, 2009, a putative class action lawsuit was filed in the United States District Court for the Central District of California against SCC and H&R Block, Inc. styled Jeanne Drake, et al. v. Option One Mortgage Corp., et al. (Case No. SACV09-1450 CJC). Plaintiffs allege breach of contract, promissory fraud, intentional interference with contractual relations, wrongful withholding of wages and unfair business practices in connection with the failure to pay severance benefits to employees when their employment transitioned to American Home Mortgage Servicing, Inc. in connection with the sale of certain assets and operations of Option One. Plaintiffs seek to recover severance benefits of approximately $8 million, interest and attorney’s fees, in addition to penalties and punitive damages on certain claims. Plaintiffs’ motion for class certification is pending. All parties have filed motions for summary judgment. The court has set a hearing on all pending motions on August 29, 2011. We have not concluded that a loss related to this matter is probable nor have we established a loss contingency related to this matter. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.

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

Employment-Related Claims and Litigation
We have been named in several wage and hour class action lawsuits throughout the country, including Alice Williams v. H&R Block Enterprises LLC, Case No.RG08366506 (Superior Court of California, County of Alameda, filed January 17, 2008) (alleging improper classification of office managers in California); Arabella Lemus v. H&R Block Enterprises LLC, et al., Case No. CGC-09-489251 (United States District Court, Northern District of California, filed June 9, 2009) (alleging failure to timely pay compensation to tax professionals in California and to include itemized information on wage statements); Delana Ugas v. H&R Block Enterprises LLC, et al., Case No. BC417700 (United States District Court, Central District of California, filed July 13, 2009) (alleging failure to compensate tax professionals in California for all hours worked and to provide meal periods); and Barbara Petroski v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00075 (United States District Court, Western District of Missouri, filed January 25, 2010) (alleging failure to compensate tax professionals nationwide for off-season training). A class was certified in the Lemus case in December 2010 (consisting of tax professionals who worked in company-owned offices in California from 2007 to 2010); in the Williams case in March 2011 (consisting of office managers who worked in company-owned offices in California from 2004 to 2011); and in the Ugas case in August 2011 (consisting of tax professionals who worked in company-owned offices in California from 2006 to 2011). A conditional class was certified in the Petroski case in March 2011 (consisting of tax professionals nationwide who worked in company-owned offices and who were not compensated for certain training courses occurring on or after April 15, 2007).
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

RSM McGladrey Litigation
EquiCo, its parent and certain of its subsidiaries and affiliates, are parties to a class action filed on July 11, 2006 and styled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. (the “RSM Parties”), Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations relating to business valuation services provided by EquiCo, including allegations of fraud, conversion and unfair competition. Plaintiffs seek unspecified actual and punitive damages, in addition to pre-judgment interest and attorneys’ fees. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. To avoid the cost and inherent risk associated with litigation, the parties reached an agreement to settle the case, subject to approval by the California Superior Court. The settlement requires a maximum payment of $41.5 million, although the actual cost of the settlement will depend on the number of valid claims submitted by class members. The California Superior Court preliminarily approved the settlement on July 29, 2011. A final approval hearing is set for October 20, 2011. The defendants believe they have meritorious defenses to the claims in this case and, if for any reason the settlement is not approved, they will continue to defend the case vigorously. Although we have a liability recorded for expected losses, there can be no assurance regarding the outcome of this matter.
On December 7, 2009, a lawsuit was filed in the Circuit Court of Cook County, Illinois (2010-L-014920) against M&P, RSM and H&R Block styled Ronald R. Peterson ex rel. Lancelot Investors Fund, L.P., et al. v. McGladrey & Pullen LLP, et al. The case was removed to the United States District Court for the Northern District of Illinois on December 28, 2009 (Case No. 1:10-CV-00274). The complaint, which was filed by the trustee for certain bankrupt investment funds, seeks unspecified damages and asserts claims against RSM for vicarious liability and alter ego liability and against H&R Block for equitable restitution relating to audit work performed by M&P. The amount claimed in this case is substantial. On November 3, 2010, the court dismissed the case against all defendants in its entirety with prejudice. The trustee has filed an appeal to the Seventh Circuit Court of Appeals with respect to the claims against M&P and RSM. No claims remain against H&R Block.
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

Other
In October 2010, we signed a definitive merger agreement to acquire all of the outstanding shares of 2SS Holdings, Inc. (“2SS”), developer of TaxACT digital tax preparation solutions, for $287.5 million in cash. In May 2011, the United States Department of Justice (DOJ) filed a civil antitrust lawsuit in the U.S. district court in Washington, D.C., (Case No. 1:11-cv-00948) against H&R Block and 2SS styled United States v. H&R Block, Inc., 2SS Holdings, Inc., and TA IX L.P., to block our proposed acquisition of 2SS. A preliminary injunction hearing is set to occur in September 2011. There are no assurances that the DOJ’s lawsuit will be resolved in our favor or that the transaction will be consummated.
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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those reported at April 30, 2011 in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our purchases of H&R Block common stock during the first quarter of fiscal year 2012 is as follows:

(in 000s, except per share amounts)
			Total Number of Shares	Maximum $Value
	Total	Average	Purchased as Part of	of Shares that May
	Number of Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased(1)	per Share	Plans or Programs(2)	the Plans or Programs

May 1 – May 31	2	$17.16	–	$1,371,957
June 1 – June 30	14	$17.23	–	$1,371,957
July 1 – July 31	106	$16.31	–	$1,371,957

(1)	We purchased the above shares in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on nonvested shares.

(2)	In June 2008, our Board of Directors rescinded previous authorizations to repurchase shares of our common stock, and approved an authorization to purchase up to $2.0 billion of our common stock through June 2012.

ITEM 6. EXHIBITS

10	.1*	Form of 2003 Long-Term Executive Compensation Plan Award Agreement for Restricted Shares.
10	.2*	Form of 2003 Long-Term Executive Compensation Plan Award Agreement for Stock Options.
10	.3*	Form of 2003 Long-Term Executive Compensation Plan Award Agreement for Performance Shares.
10	.4*	Grant Agreement between H&R Block, Inc. and William C. Cobb in connection with award of Restricted Shares as of May 2, 2011.
10	.5*	Grant Agreement between H&R Block, Inc. and William C. Cobb in connection with award of Stock Options as of May 2, 2011.
10.6		Amendment to Agreement and Plan of Merger dated June 21, 2011, among H&R Block, Inc., HRB Island Acquisition, Inc., 2SS Holdings, Inc., TA Associates Management, L.P. and Lance Dunn, filed as Exhibit 10.34 to the company’s annual report on Form 10-K for the fiscal year ended April 30, 2011, file number 1-6089, is incorporated herein by reference.
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Extension Calculation Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase
101	.REF	XBRL Taxonomy Extension Reference Linkbase

*	Indicates management contracts, compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

William C. Cobb
President and Chief Executive Officer
September 1, 2011

Jeffrey T. Brown
Senior Vice President and
Chief Financial Officer
September 1, 2011

Colby R. Brown
Vice President and
Corporate Controller
September 1, 2011