Form 10-Q
period 2011-10-31
H&R BLOCK INC
filed 2011-12-05
CIK 12659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on November 30, 2011 was 292,903,052 shares.

Form 10-Q for the Period Ended October 31, 2011

CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in 000s, except share and per share amounts)
As of	October 31, 2011	April 30, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$572,611	$1,677,844
Cash and cash equivalents – restricted	37,524	48,383
Receivables, less allowance for doubtful accounts of $48,412 and $47,943	128,062	230,172
Prepaid expenses and other current assets	218,054	191,360
Assets of discontinued operations, held for sale	729,153	900,328

Total current assets	1,685,404	3,048,087
Mortgage loans held for investment, less allowance for loan losses of $91,379 and $92,087	450,137	485,008
Investments in available-for-sale securities	306,310	163,836
Property and equipment, at cost, less accumulated depreciation and amortization of $609,439 and $578,655	257,870	255,298
Intangible assets, net	262,106	275,342
Goodwill	438,403	434,151
Other assets	576,283	627,731

Total assets	$3,976,513	$5,289,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Customer banking deposits	$723,318	$852,220
Accounts payable, accrued expenses and other current liabilities	581,069	550,982
Accrued salaries, wages and payroll taxes	46,588	208,748
Accrued income taxes	135,858	458,911
Commercial paper borrowings	39,990	–
Current portion of long-term debt	30,735	557
Federal Home Loan Bank borrowings	25,000	25,000
Liabilities of discontinued operations, held for sale	199,030	241,562

Total current liabilities	1,781,588	2,337,980
Long-term debt	1,009,196	1,039,527
Other noncurrent liabilities	322,907	462,372

Total liabilities	3,113,691	3,839,879

Commitments and contingencies
Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 399,397,099 and 412,440,599	3,994	4,124
Additional paid-in capital	799,270	812,666
Accumulated other comprehensive income	4,359	11,233
Retained earnings	2,080,162	2,658,103
Less treasury shares, at cost	(2,024,963)	(2,036,552)

Total stockholders’ equity	862,822	1,449,574

Total liabilities and stockholders’ equity	$3,976,513	$5,289,453

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF		(Unaudited, amounts in 000s, except per share amounts)
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	Three months ended October 31,		Six months ended October 31,
	2011	2010	2011	2010
Revenues:
Service revenues	$109,983	$99,840	$193,003	$181,355
Product and other revenues	9,290	9,253	16,553	17,416
Interest income	9,921	10,497	20,261	20,654

	129,194	119,590	229,817	219,425

Expenses:
Cost of revenues:
Compensation and benefits	61,438	61,859	108,659	120,764
Occupancy and equipment	86,551	88,318	170,054	171,188
Depreciation/amortization of property and equipment	16,652	18,468	33,124	36,881
Provision for bad debt and loan losses	8,200	9,365	15,491	18,726
Interest	22,873	22,992	45,809	45,887
Other	31,899	30,973	67,060	64,204

	227,613	231,975	440,197	457,650
Impairment of goodwill	4,257	–	4,257	–
Selling, general and administrative expenses	103,755	74,983	196,408	159,562

	335,625	306,958	640,862	617,212

Operating loss	(206,431)	(187,368)	(411,045)	(397,787)
Other income, net	2,502	3,852	6,515	7,120

Loss from continuing operations before tax benefit	(203,929)	(183,516)	(404,530)	(390,667)
Income tax benefit	(80,916)	(72,072)	(162,362)	(151,415)

Net loss from continuing operations	(123,013)	(111,444)	(242,168)	(239,252)
Net income (loss) from discontinued operations	(18,711)	2,395	(74,654)	(478)

Net loss	$(141,724)	$(109,049)	$(316,822)	$(239,730)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.41)	$(0.36)	$(0.80)	$(0.77)
Net income (loss) from discontinued operations	(0.06)	–	(0.25)	–

Net loss	$(0.47)	$(0.36)	$(1.05)	$(0.77)

Basic and diluted shares	299,895	306,804	302,693	313,247

Dividends paid per share	$0.15	$0.15	$0.30	$0.30

Comprehensive income (loss):
Net loss	$(141,724)	$(109,049)	$(316,822)	$(239,730)
Change in unrealized gain on available-for-sale securities, net	905	(333)	1,880	(639)
Change in foreign currency translation adjustments	(9,238)	5,396	(8,754)	1,376

Comprehensive loss	$(150,057)	$(103,986)	$(323,696)	$(238,993)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, amounts in 000s)

Six months ended October 31,	2011	2010
Net cash used in operating activities	$(582,628)	$(548,001)

Cash flows from investing activities:
Purchases of available-for-sale securities	(155,159)	–
Principal repayments on mortgage loans held for investment, net	22,978	30,829
Purchases of property and equipment, net	(40,510)	(35,005)
Payments made for business acquisitions, net	(8,164)	(43,310)
Proceeds from sale of businesses, net	37,036	58,834
Franchise loans:
Loans funded	(27,682)	(64,851)
Payments received	7,447	8,673
Other, net	36,934	28,195

Net cash used in investing activities	(127,120)	(16,635)

Cash flows from financing activities:
Repayments of commercial paper	(37,989)	(75,000)
Proceeds from commercial paper	77,979	114,490
Customer banking deposits, net	(129,285)	77,023
Dividends paid	(91,446)	(95,068)
Repurchase of common stock, including shares surrendered	(180,222)	(283,470)
Proceeds from exercise of stock options, net	(430)	1,493
Other, net	(28,057)	(21,352)

Net cash used in financing activities	(389,450)	(281,884)

Effects of exchange rates on cash	(6,035)	2,221
Net decrease in cash and cash equivalents	(1,105,233)	(844,299)
Cash and cash equivalents at beginning of the period	1,677,844	1,804,045

Cash and cash equivalents at end of the period	$572,611	$959,746

Supplementary cash flow data:
Income taxes paid	$122,832	$103,803
Interest paid on borrowings	27,748	30,933
Interest paid on deposits	3,323	3,828
Transfers of foreclosed loans to other assets	4,438	11,185
Accrued additions to property and equipment	10,798	4,141

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of October 31, 2011, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended October 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended October 31, 2011 and 2010 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at October 31, 2011 and for all periods presented have been made. See below for discussion of our presentation of discontinued operations.

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

Discontinued Operations – Recent Events

In August 2011, our Board of Directors approved a non-binding letter of intent to sell substantially all assets of RSM McGladrey, Inc. (RSM) to McGladrey and Pullen LLP (M&P) and, on November 30, 2011, the sale of RSM was completed. At closing we received cash proceeds totaling $475.0 million, a short-term receivable of $34.0 million and a note in the principal amount of $54.0 million. The final purchase price is subject to further post-closing adjustments. M&P also assumed substantially all liabilities of RSM, including contingent payments and lease obligations. We have indemnified M&P for certain litigation matters and certain obligations related primarily to previously sold RSM subsidiaries. In the first quarter we recorded an $85.4 million impairment of goodwill in connection with the sale of RSM. The net loss ultimately resulting from the divestiture of RSM will be based on post-closing adjustments to the purchase price, as well as the additional realization of tax benefits related to the sale. In the first quarter, we also announced we were evaluating strategic alternatives for RSM EquiCo, Inc. (EquiCo), and recorded a $14.3 million impairment of goodwill related to this business.

As of October 31, 2011, the results of operations of these businesses are presented as discontinued operations and the assets and liabilities of the businesses being sold are presented as held-for-sale in the condensed consolidated financial statements. All periods presented in our condensed consolidated balance sheets and statements of operations have been reclassified to reflect our discontinued operations. See additional information in note 12.

2.	Loss Per Share and Stockholders’ Equity

Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 13.0 million shares for the three and six months ended October 31, 2011, and 15.6 million shares for the three and six months ended October 31, 2010, as the effect would be antidilutive due to the net loss from continuing operations during each period.

The computations of basic and diluted loss per share from continuing operations are as follows:

	(in 000s, except per share amounts)
	Three months ended October 31,		Six months ended October 31,
	2011	2010	2011	2010
Net loss from continuing operations attributable to shareholders	$(123,013)	$(111,444)	$(242,168)	$(239,252)
Amounts allocated to participating securities
(nonvested shares)	62	(26)	176	(7)

Net loss from continuing operations attributable to common shareholders	$(123,075)	$(111,418)	$(242,344)	$(239,245)

Basic weighted average common shares	299,895	306,804	302,693	313,247
Potential dilutive shares	–	–	–	–

Dilutive weighted average common shares	299,895	306,804	302,693	313,247

Loss per share from continuing operations:
Basic	$(0.41)	$(0.36)	$(0.80)	$(0.77)
Diluted	(0.41)	(0.36)	(0.80)	(0.77)

The weighted average shares outstanding for the three and six months ended October 31, 2011 decreased to 299.9 million and 302.7 million, respectively, from 306.8 million and 313.2 million for the three and six months ended October 31, 2010, respectively, primarily due to share repurchases completed in the current year. During the six months ended October 31, 2011, we purchased and immediately retired 13.0 million shares of our common stock at a cost of $177.5 million. The cost of shares retired during the current period was allocated to the components of stockholders’ equity as follows:

(in 000s)
Common stock	$130
Additional paid-in capital	7,826
Retained earnings	169,548

$177,504

During the six months ended October 31, 2010, we purchased and immediately retired 19.0 million shares of our common stock at a cost of $279.9 million.

During the six months ended October 31, 2011 and 2010, we issued 0.8 million and 1.0 million shares of common stock, respectively, due to the exercise of stock options, employee stock purchases and vesting of nonvested shares.

During the six months ended October 31, 2011, we acquired 0.2 million shares of our common stock at an aggregate cost of $2.7 million, and during the six months ended October 31, 2010, we acquired 0.2 million shares at an aggregate cost of $3.5 million. Shares acquired during these periods represented shares swapped or surrendered to us in connection with the vesting of nonvested shares and the exercise of stock options.

During the six months ended October 31, 2011, we granted 2.3 million stock options and 1.0 million nonvested shares and units under our stock-based compensation plans. The weighted average fair value of options granted was $3.37 for management options. These awards vest over a three year period with one-third vesting each year. Stock-based compensation expense of our continuing operations totaled $4.5 million and $7.8 million for the three and six months ended October 31, 2011, respectively, and $1.8 million and $3.8 million for the three and six months ended October 31, 2010, respectively. At October 31, 2011, unrecognized compensation cost for options totaled $8.5 million, and for nonvested shares and units totaled $19.8 million.

3.	Receivables

Short-term receivables of our continuing operations consist of the following:

	(in 000s)
As of	October 31, 2011	April 30, 2011
Loans to franchisees	$67,594	$62,181
Receivables for tax preparation and related fees	34,561	38,930
Emerald Advance lines of credit	29,929	31,645
Royalties from franchisees	5,389	11,645
Tax client receivables related to RALs	1,933	2,412
Other	37,068	131,302

	176,474	278,115
Allowance for doubtful accounts	(48,412)	(47,943)

	$128,062	$230,172

The short-term portion of Emerald Advance lines of credit (EAs), tax client receivables related to refund anticipation loans (RALs) and loans made to franchisees is included in receivables, while the long-term portion is included in other assets in the condensed consolidated financial statements. These amounts are as follows:

	(in 000s)
	Emerald Advance Lines of Credit	Tax Client Receivables-RALs	Loans to Franchisees
As of October 31, 2011:
Short-term	$29,929	$1,933	$67,594
Long-term	17,749	5,260	130,280

	$47,678	$7,193	$197,874

As of April 30, 2011:
Short-term	$31,645	$2,412	$62,181
Long-term	21,619	5,855	110,420

	$53,264	$8,267	$172,601

We review the credit quality of our EA receivables and tax client receivables related to RALs based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of October 31, 2011, by year of origination, are as follows:

	(in 000s)
	Emerald Advance Lines of Credit	Tax Client Receivables-RALs
Credit Quality Indicator – Year of origination:
2011	$24,829	$–
2010	4,950	85
2009	4,930	2,122
2008 and prior	2,072	4,986
Revolving loans	10,897	–

	$47,678	$7,193

As of October 31, 2011 and April 30, 2011, $44.4 million and $46.8 million, respectively, of EAs were on non-accrual status and classified as impaired, or more than 60 days past due. All tax client receivables related to RALs are considered impaired.

Loans made to franchisees totaled $197.9 million at October 31, 2011, and consisted of $146.3 million in term loans made to finance the purchase of franchises and $51.6 million in revolving lines of credit made to existing franchisees primarily for the purpose of funding their off-season needs.

The allowance for doubtful accounts for continuing operations consists of the following:

	(in 000s)
As of	October 31, 2011	April 30, 2011
Allowance related to:
Emerald Advance lines of credit	$5,930	$4,400
Tax client receivables related to RALs	–	–
Loans to franchisees	–	–
All other receivables	42,482	43,543

	$48,412	$47,943

Activity in the allowance for doubtful accounts for the six months ended October 31, 2011 and 2010 is as follows:

	(in 000s)
	Emerald Advance Lines of Credit	Tax Client Receivables-RALs	Loans to Franchisees	All Other	Total
Balance as of April 30, 2011	$4,400	$–	$–	$43,543	$47,943
Provision	1,530	–	–	828	2,358
Charge-offs	–	–	–	(1,889)	(1,889)

Balance as of October 31, 2011	$5,930	$–	$–	$42,482	$48,412

Balance as of April 30, 2010	$35,239	$12,191	$4	$43,723	$91,157
Provision	1,120	2	–	984	2,106
Charge-offs	–	–	(4)	(1,526)	(1,530)

Balance as of October 31, 2010	$36,359	$12,193	$–	$43,181	$91,733

There were no changes to our methodology related to the calculation of our allowance for doubtful accounts during the six months ended October 31, 2011.

4.	Mortgage Loans Held for Investment and Related Assets

The composition of our mortgage loan portfolio as of October 31, 2011 and April 30, 2011 is as follows:

	(dollars in 000s)
As of	October 31, 2011		April 30, 2011
	Amount	% of Total	Amount	% of Total
Adjustable-rate loans	$311,218	58%	$333,828	58%
Fixed-rate loans	226,536	42%	239,146	42%

	537,754	100%	572,974	100%
Unamortized deferred fees and costs	3,762		4,121
Less: Allowance for loan losses	(91,379)		(92,087)

	$450,137		$485,008

Our loan loss allowance as a percent of mortgage loans was 17.0% at October 31, 2011, compared to 16.1% at April 30, 2011.

Activity in the allowance for loan losses for the six months ended October 31, 2011 and 2010 is as follows:

	(in 000s)
Six months ended October 31,	2011	2010
Balance, beginning of the period	$92,087	$93,535
Provision	12,750	16,300
Recoveries	88	86
Charge-offs	(13,546)	(22,354)

Balance, end of the period	$91,379	$87,567

When determining our allowance for loan losses, we evaluate loans less than 60 days past due on a pooled basis, while loans we consider impaired, including those loans more than 60 days past due or modified as troubled debt restructurings (TDRs), are evaluated individually. The balance of these loans and the related allowance is as follows:

	(in 000s)
As of	October 31, 2011		April 30, 2011
	Portfolio Balance	Related Allowance	Portfolio Balance	Related Allowance
Pooled (less than 60 days past due)	$276,447	$10,076	$304,325	$11,238
Impaired:
Individually (TDRs)	89,351	8,576	106,328	11,056
Individually (60 days or more past due)	171,956	72,727	162,321	69,793

	$537,754	$91,379	$572,974	$92,087

Our portfolio includes loans originated by Sand Canyon Corporation (SCC) and purchased by H&R Block Bank (HRB Bank) which constitute 63% of the total loan portfolio at October 31, 2011. We have experienced higher rates of delinquency and have greater exposure to loss with respect to this segment of our loan portfolio. Our remaining loan portfolio totaled $201.1 million and is characteristic of a prime loan portfolio, and we believe subject to a lower loss exposure. Detail of our mortgage loans held for investment and the related allowance at October 31, 2011 is as follows:

	(dollars in 000s)
	Outstanding	Loan Loss Allowance		% 30+ Days
	Principal Balance	Amount	% of Principal	Past Due
Purchased from SCC	$336,689	$78,517	23.3%	44.7%
All other	201,065	12,862	6.4%	11.7%

	$537,754	$91,379	17.0%	32.4%

Credit quality indicators at October 31, 2011 include the following:

	(in 000s)
Credit Quality Indicators	Purchased from SCC	All Other	Total Portfolio
Occupancy status:
Owner occupied	$238,204	$127,138	$365,342
Non-owner occupied	98,485	73,927	172,412

	$336,689	$201,065	$537,754

Documentation level:
Full documentation	$100,555	$145,912	$246,467
Limited documentation	8,707	21,830	30,537
Stated income	196,106	20,515	216,621
No documentation	31,321	12,808	44,129

	$336,689	$201,065	$537,754

Internal risk rating:
High	$136,885	$–	$136,885
Medium	199,804	–	199,804
Low	–	201,065	201,065

	$336,689	$201,065	$537,754

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

Detail of the aging of the mortgage loans in our portfolio that are past due as of October 31, 2011 is as follows:

						(in 000s)
	Less than 60 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total
Purchased from SCC	$27,296	$6,614	$139,761	$173,671	$163,018	$336,689
All other	9,683	801	20,826	31,310	169,755	201,065

	$36,979	$7,415	$160,587	$204,981	$332,773	$537,754

(1) No loans past due 90 days or more are still accruing interest.

Information related to our non-accrual loans is as follows:

		(in 000s)
As of	October 31, 2011	April 30, 2011
Loans:
Purchased from SCC	$145,493	$143,358
Other	23,079	14,106

	168,572	157,464

TDRs:
Purchased from SCC	3,055	2,849
Other	893	329

	3,948	3,178

Total non-accrual loans	$172,520	$160,642

Information related to impaired loans is as follows:

				(in 000s)
	Portfolio Balance With Allowance	Portfolio Balance With No Allowance	Total Portfolio Balance	Related Allowance
As of October 31, 2011:
Purchased from SCC	$180,396	$45,369	$225,765	$72,465
Other	26,241	9,301	35,542	8,838

	$206,637	$54,670	$261,307	$81,303

As of April 30, 2011:
Purchased from SCC (1)	$180,387	$51,674	$232,061	$71,733
Other (1)	29,027	7,561	36,588	9,116

	$209,414	$59,235	$268,649	$80,849

(1) Classification of amounts as of April 30, 2011 has been restated to conform to the current period presentation.

Information related to the allowance for impaired loans is as follows:

		(in 000s)
As of	October 31, 2011	April 30, 2011
Portion of total allowance for loan losses allocated to impaired loans and TDR loans:
Based on collateral value method	$72,727	$69,794
Based on discounted cash flow method	8,576	11,055

	$81,303	$80,849

Information related to activities of our non-performing assets is as follows:

		(in 000s)
Six months ended October 31,	2011	2010
Average impaired loans:
Purchased from SCC	$226,880
All other	35,525

	$262,405	$320,371

Interest income on impaired loans:
Purchased from SCC	$3,076
All other	238

	$3,314	$3,353

Interest income on impaired loans recognized on a cash basis on non-accrual status:
Purchased from SCC	$2,973
All other	224

	$3,197	$3,146

Our real estate owned (REO) includes loans accounted for as in-substance foreclosures of $6.2 million and $7.7 million at October 31, 2011 and April 30, 2011, respectively. Activity related to our real estate owned is as follows:

		(in 000s)
Six months ended October 31,	2011	2010
Balance, beginning of the period	$19,532	$29,252
Additions	4,438	11,185
Sales	(6,303)	(12,784)
Writedowns	(1,706)	(2,076)

Balance, end of the period	$15,961	$25,577

5.	Investments in Available-for-Sale Securities

The amortized cost and fair value of securities classified as available-for-sale (AFS) held at October 31, 2011 and April 30, 2011 are summarized below:

								(in 000s)
As of	October 31, 2011				April 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Short-term:
Municipal bonds	$2,008	$21	$–	$2,029	$3,023	$58	$–	$3,081
Long-term:
Mortgage-backed securities	297,157	3,716	(209)	300,664	157,970	401	(194)	158,177
Municipal bonds	5,277	369	–	5,646	5,312	347	–	5,659

	302,434	4,085	(209)	306,310	163,282	748	(194)	163,836

Total	$304,442	$4,106	$(209)	$308,339	$166,305	$806	$(194)	$166,917

(1) At October 31, 2011 and April 30, 2011, we had no investments that had been in a continuous loss position for more than twelve months.

We did not record any other-than-temporary impairments of AFS securities during the three or six months ended October 31, 2011. During the three and six months ended October 31, 2010, we recorded other-than-temporary impairments of AFS securities totaling $0.1 million and $0.3 million, respectively, as a result of an assessment that it was probable we would not collect all amounts due or an assessment that we would not be able to hold the investments until potential recovery of market value.

Contractual maturities of AFS debt securities at October 31, 2011, occur at varying dates over the next 30 years, and are set forth in the table below.

		(in 000s)
	Cost Basis	Fair Value
Maturing in:
Less than one year	$2,008	$2,029
Two to five years	4,219	4,467
Six to ten years	1,058	1,179
Beyond	297,157	300,664

	$304,442	$308,339

6.	Assets and Liabilities Measured at Fair Value

We use the following valuation methodologies for assets and liabilities measured at fair value and the general classification of these instruments pursuant to the fair value hierarchy.

•

Available-for-sale securities – Available-for-sale securities are carried at fair value on a recurring basis. When available, fair value is based on quoted prices in an active market for identical securities and as such, would be classified as Level 1. If quoted market prices are not available, we use a third-party pricing service to determine fair value and classify the securities as Level 2. The service’s pricing model is based on market data and utilizes available trade, bid and other market information for similar securities. Available-for-sale securities that we classify as Level 2 include certain agency and non-agency mortgage-backed securities, U.S. states and political subdivisions debt securities and other debt and equity securities.

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

The following table presents for each hierarchy level the assets that were remeasured at fair value on both a recurring and non-recurring basis during the six months ended October 31, 2011 and 2010 and the gains (losses) on those remeasurements:

					(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Gain (loss)
As of October 31, 2011:
Recurring:
Mortgage-backed securities	$300,664	$–	$300,664	$–	$3,507
Municipal bonds	7,675	–	7,675	–	390
Non-recurring:
REO	16,918	–	–	16,918	(485)
Impaired mortgage loans held for investment	114,394	–	–	114,394	(6,672)

	$439,651	$–	$308,339	$131,312	$(3,260)

As a percentage of total assets	11.1%	–%	7.8%	3.3%
As of October 31, 2010: (1)
Recurring:
Mortgage-backed securities	$20,945	$–	$20,945	$–	$38
Municipal bonds	8,937	–	8,937	–	550
Trust preferred security	21	–	21	–	(1,575)
Non-recurring:
REO	27,112	–	–	27,112	(1,275)
Impaired mortgage loans held for investment	103,079	–	–	103,079	(5,955)

	$160,094	$–	$29,903	$130,191	$(8,217)

As a percentage of total assets	3.7%	–%	0.7%	3.0%
(1) Prior year amounts have been restated to include only impaired mortgage loans and REO that were remeasured during the quarter and the gain (loss) on those remeasurements.

There were no changes to the unobservable inputs used in determining the fair values of our level 2 and level 3 financial assets.

The following methods were used to determine the fair values of our other financial instruments:

•

Cash equivalents, accounts receivable, investment in Federal Home Loan Bank (FHLB) stock, accounts payable, accrued liabilities, commercial paper borrowings and the current portion of long-term debt – The carrying values reported in the balance sheet for these items approximate fair market value due to the relative short-term nature of the respective instruments.

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

The carrying amounts and estimated fair values of our financial instruments at October 31, 2011 are as follows:

		(in 000s)
	Carrying Amount	Estimated Fair Value
Mortgage loans held for investment	$450,137	$271,634
Deposits	733,887	735,264
Long-term borrowings	1,039,931	1,076,256
FHLB advances	25,000	24,997

7.	Goodwill and Intangible Assets

Changes in the carrying amount of the goodwill of our continuing operations, which is included in our Tax Services segment, for the six months ended October 31, 2011 consist of the following:

(in 000s)
Balance at April 30, 2011:
Goodwill	$459,039
Accumulated impairment losses	(24,888)

434,151

Changes:
Acquisitions	9,329
Disposals and foreign currency changes	(820)
Impairments	(4,257)

Balance at October 31, 2011:
Goodwill	467,548
Accumulated impairment losses	(29,145)

$438,403

In the current period, we decided to discontinue service under our ExpressTax brand. As a result, we recorded an impairment of the reporting unit’s goodwill, which totaled $4.3 million.

We test goodwill and other indefinite-life intangible assets for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

Intangible assets of our continuing operations consist of the following:

				(in 000s)
As of		October 31, 2011			April 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Tax Services:
Customer relationships	$81,428	$(43,730)	$37,698	$87,624	$(41,076)	$46,548
Noncompete agreements	23,387	(22,445)	942	23,456	(22,059)	1,397
Reacquired franchise rights	214,330	(12,022)	202,308	214,330	(9,961)	204,369
Franchise agreements	19,201	(3,733)	15,468	19,201	(3,093)	16,108
Purchased technology	14,700	(9,635)	5,065	14,700	(8,505)	6,195
Trade name	1,325	(700)	625	1,325	(600)	725

	$354,371	$(92,265)	$262,106	$360,636	$(85,294)	$275,342

Amortization of intangible assets of our continuing operations for the three and six months ended October 31, 2011 was $5.4 and $10.5 million respectively. Additionally, we recorded an impairment of customer relationships of $4.0 million, related to the discontinuation of our ExpressTax brand, as discussed above. Amortization of intangible assets of our continuing operations for the three and six months ended October 31, 2010 was $4.2 and $8.3 million respectively. Estimated amortization of intangible assets for fiscal years 2012 through 2016 is $17.4 million, $15.8 million, $14.0 million, $10.6 million and $10.0 million, respectively.

8.	Income Taxes

We file a consolidated federal income tax return in the United States and file tax returns in various state and foreign jurisdictions. The U.S. Federal consolidated tax returns for the years 1999 through 2009 are currently under examination by the Internal Revenue Service, with the 1999-2007 years currently at the appellate level. Federal returns for tax years prior to 1999 are closed by statute. Historically, tax returns in various foreign and state jurisdictions are examined and settled upon completion of the exam.

We had gross unrecognized tax benefits of $158.0 million and $154.8 million at October 31, 2011 and April 30, 2011, respectively. The gross unrecognized tax benefits increased $3.2 million net in the current year, due to accruals of tax on positions related to prior years partially offset by statute of limitations expirations and settlements with taxing authorities. Except as noted below, we have classified the liability for unrecognized tax benefits, including corresponding accrued interest, as long-term at October 31, 2011, and included this amount in other noncurrent liabilities on the condensed consolidated balance sheet.

Based upon the expiration of statutes of limitations, payments of tax and other factors in several jurisdictions, we believe it is reasonably possible that the gross amount of reserves for previously unrecognized tax benefits may decrease by $16.8 million within twelve months of October 31, 2011. This portion of our liability for unrecognized tax benefits has been classified as current and is included in accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheets.

9.	Interest Income and Expense

The following table shows the components of interest income and expense of our continuing operations:

			(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2011	2010	2011	2010
Interest income:
Mortgage loans, net	$5,151	$6,525	$10,812	$12,848
Other	4,770	3,972	9,449	7,806

	$9,921	$10,497	$20,261	$20,654

Interest expense:
Borrowings	$21,114	$20,649	$42,243	$41,225
Deposits	1,608	1,947	3,264	3,870
FHLB advances	151	396	302	792

	$22,873	$22,992	$45,809	$45,887

10.	Regulatory Requirements

HRB Bank files its regulatory Thrift Financial Report (TFR) on a calendar quarter basis with the Office of Thrift Supervision (OTS). In July 2011, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Reform Act), the responsibility and authority of the OTS moved to the Office of the Comptroller of the Currency (OCC). HRB Bank will continue to file TFR reports with the OCC through December 31, 2011. Beginning March 31, 2012, HRB Bank will file Reports of Condition and Income (Call Report) with the OCC quarterly. Additionally, H&R Block, Inc. as the bank holding company, is now regulated by the Federal Reserve Bank.

The following table sets forth HRB Bank’s regulatory capital requirements, as calculated in its TFR:

					(dollars in 000s)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011:
Total risk-based capital ratio (1)	$409,193	97.1%	$33,715	8.0%	$42,144	10.0%
Tier 1 risk-based capital ratio (2)	$403,638	95.8%	N/A	N/A	$25,287	6.0%
Tier 1 capital ratio (leverage) (3)	$403,638	35.6%	$136,150	12.0%	$56,729	5.0%
Tangible equity ratio (4)	$403,638	35.6%	$17,019	1.5%	N/A	N/A
As of March 31, 2011:
Total risk-based capital ratio (1)	$405,000	92.5%	$35,019	8.0%	$43,773	10.0%
Tier 1 risk-based capital ratio (2)	$399,187	91.2%	N/A	N/A	$26,264	6.0%
Tier 1 capital ratio (leverage) (3)	$399,187	22.8%	$209,758	12.0%	$87,399	5.0%
Tangible equity ratio (4)	$399,187	22.8%	$26,220	1.5%	N/A	N/A
(1)	Total risk-based capital divided by risk-weighted assets.
(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.
(3)	Tier 1 (core) capital divided by adjusted total assets.
(4)	Tangible capital divided by tangible assets.

As of October 31, 2011, HRB Bank’s leverage ratio was 33.6%.

11.	Commitments and Contingencies

Changes in deferred revenue balances related to our Peace of Mind (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the condensed consolidated balance sheets, are as follows:

		(in 000s)
Six months ended October 31,	2011	2010
Balance, beginning of period	$140,603	$141,542
Amounts deferred for new guarantees issued	1,331	1,422
Revenue recognized on previous deferrals	(46,073)	(48,358)

Balance, end of period	$95,861	$94,606

In addition to amounts accrued for our POM guarantee, we had accrued $11.8 million and $14.7 million at October 31, 2011 and April 30, 2011, respectively, related to our standard guarantee which is included with our standard tax preparation services.

The following table summarizes certain of our other contractual obligations and commitments:

		(in 000s)
As of	October 31, 2011	April 30, 2011
Franchise Equity Lines of Credit – undrawn commitment	$34,162	$37,695
Media advertising purchase obligation	9,690	9,498

We have recorded liabilities totaling $8.7 million and $11.0 million as of October 31, 2011 and April 30, 2011, respectively, in conjunction with contingent payments related to recent acquisitions of our continuing operations, with the short-term amount recorded in accounts payable, accrued expenses and deposits and the long-term portion included in other noncurrent liabilities. Our estimate is based on current financial conditions. Should actual results differ materially from our assumptions, the potential payments will differ from the above estimate.

We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counterparties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the terms of the indemnities may vary and in many cases are limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair value of guarantees and indemnifications relating to our continuing operations is not material as of October 31, 2011.

Variable Interests

We evaluated our financial interests in variable interest entities (VIEs) as of October 31, 2011 and determined that there have been no significant changes related to those financial interests.

Discontinued Operations – Mortgage Operations

SCC, previously known as Option One Mortgage Corporation, ceased originating mortgage loans in December 2007 and, in April 2008, sold its servicing assets and discontinued its remaining operations. The sale of servicing assets did not include the sale of any mortgage loans.

In connection with the sale of loans and/or residential mortgage-backed securities (RMBS), SCC made certain representations and warranties, including, but not limited to, representations relating to matters such as ownership of the loan, validity of lien securing the loan, and the loan’s compliance with SCC’s underwriting criteria. Representations and warranties in whole loan sale transactions to institutional investors included a “knowledge qualifier” which limits SCC liability for borrower fraud to those instances where SCC had knowledge of the fraud at the time the loans were sold. In the event that there is a breach of a representation and warranty and such breach materially and adversely affects the value of a mortgage loan, SCC may be obligated to repurchase a loan or otherwise indemnify certain parties for losses incurred as a result of loan liquidation. Generally, these representations and warranties are not subject to a stated term, but would be subject to statutes of limitation applicable to the contractual provisions.

Claims received by SCC have primarily related to alleged breaches of representations and warranties related to a loan’s compliance with the underwriting standards established by SCC at origination, borrower fraud and credit exceptions without sufficient compensating factors. Claims received since May 1, 2008 are as follows:

												(in millions)
	Fiscal Year	Fiscal Year 2010				Fiscal Year 2011				Fiscal Year 2012
	2009	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Total
Loan Origination Year:
2005	$62	$–	$15	$–	$–	$6	$1	$–	$1	$–	$–	$85
2006	217	2	57	4	45	100	15	29	50	29	130	678
2007	153	4	11	7	–	3	5	4	4	2	353	546

Total	$432	$6	$83	$11	$45	$109	$21	$33	$55	$31	$483	$1,309

Note:	The table above excludes amounts related to an indemnity agreement dated April 2008, which is discussed below.

SCC received $483 million in claims in the second quarter of fiscal year 2012, the majority of which were asserted by a private-label securitization trustee on behalf of bondholders ($385 million) and by a monoline insurer ($84 million). The nature of the claims and the loans to which they relate, including loan vintage, loan performance characteristics, and alleged breaches of representations and warranties, is consistent with claims received in prior periods.

For claims received, reviewed and determined to be valid or otherwise settled, SCC has complied with its obligations by either repurchasing the mortgage loans or related collateral, or providing for the reimbursement of losses in connection with liquidated collateral, or reaching other settlements. SCC has denied approximately 85% of all claims reviewed, excluding resolution reached under other settlements. Counterparties could reassert claims that SCC has denied. Of claims determined to be valid, approximately 22% resulted in loan repurchases and 78% resulted in indemnification or settlement payments. Losses on loan repurchase, indemnification and settlement payments totaled approximately $120 million for the period May 1, 2008 through October 31, 2011. Loss severity rates on repurchases and indemnification have approximated 58% and SCC has not observed any material trends related to average losses. Repurchased loans are considered held for sale and are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The net balance of all mortgage loans held for sale by SCC was $11.8 million at October 31, 2011.

SCC generally has 60 to 120 days to respond to representation and warranty claims and performs a loan-by-loan review of all repurchase claims during this time. Claims totaling approximately $537 million remained subject to review as of October 31, 2011. Approximately $46 million of claims under review represent a reassertion of previously denied claims.

All claims asserted against SCC since May 1, 2008 relate to loans originated during calendar years 2005 through 2007, of which, approximately 90% relate to loans originated in calendar years 2006 and 2007. During calendar year 2005 through 2007, SCC originated approximately $84 billion in loans, of which less than 1% were sold to government sponsored entities. SCC is not subject to loss on loans that have been paid in full, repurchased, or were sold without recourse.

The majority of claims asserted since May 1, 2008, which have been determined by SCC to represent a valid breach of its representations and warranties, relate to loans that became delinquent within the first two years following the origination of the mortgage loan. SCC believes the longer a loan performs prior to an event of default, the less likely the default will be related to a breach of a representation and warranty. Loans originated in 2005, 2006 and 2007 which defaulted in the first two years totaled $4.0 billion, $6.3 billion and $2.9 billion, respectively, at October 31, 2011.

SCC estimates losses relating to representation and warranty claims by estimating loan repurchase and indemnification obligations on both known claims and projections of future claims. Projections of future claims are based on an analysis that includes a review of valid claims and loss severities by counterparty, the terms and provisions of related agreements, the historical experience under repurchase and indemnification obligations related to breaches of representations and warranties and third-party activity, which includes inquiries from various third-parties, loan file access by third parties, and repurchase demands. SCC’s methodology for calculating this liability also includes an assessment of the probability that individual counterparties (private label securitization trustees on behalf of bondholders, monoline insurers and whole-loan purchasers) will assert future claims.

SCC has recorded a liability for estimated contingent losses related to representation and warranty claims as of October 31, 2011, of $142.9 million, which represents SCC’s best estimate of the probable loss that may occur. During the quarter, SCC observed increased third-party activity. As a result of this third-party activity, SCC’s estimate of probable claims increased from its prior expectations and accordingly, it recorded a loss provision. During the prior year, payments totaling $49.8 million were made under an indemnity agreement dated April 2008 with a specific counterparty in exchange for a full and complete release of such party’s ability to assert representation and warranty claims. The indemnity agreement was given as part of obtaining the counterparty’s consent to SCC’s sale of its mortgage servicing business in 2008. We have no remaining payment obligations under this indemnity agreement.

The recorded liability represents SCC’s estimate of losses from future claims where assertion of a claim and a related contingent loss are both deemed probable. Because the rate at which future claims may be deemed valid and actual loss severity rates may differ significantly from historical experience, SCC is not able to estimate reasonably possible loss outcomes in excess of its current accrual. A 1% increase in both assumed validity rates and loss severities would result in losses beyond SCC’s accrual of approximately $28 million. This sensitivity is hypothetical and is intended to provide an indication of the impact of a change in key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.

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

A rollforward of our liability for losses on repurchases for the six months ended October 31, 2011 and 2010 is as follows:

	(in 000s)
Six months ended October 31,	2011	2010
Balance at beginning of period:
Amount related to repurchase and indemnifications	$126,260	$138,415
Amount related to indemnity agreement dated April 2008	–	49,785

	126,260	188,200

Changes:
Provision for estimated losses	20,000	–
Losses on repurchase and indemnifications	(3,337)	(3,344)
Payments under indemnity agreement dated April 2008	–	(134)

Balance at end of period:
Amount related to repurchase and indemnifications	142,923	135,071
Amount related to indemnity agreement dated April 2008	–	49,651

	$142,923	$184,722

12.	Discontinued Operations

As of October 31, 2011, the assets and liabilities of RSM and EquiCo are being presented as held-for-sale and the results of operations of these businesses are presented as discontinued operations in the condensed consolidated financial statements.

The major classes of assets and liabilities reported as held-for-sale are as follows:

		(in 000s)
As of	October 31, 2011	April 30, 2011
Receivables, net	$215,817	$262,118
Prepaid expenses and other current assets	61,357	67,854
Property and equipment, net	49,833	52,022
Intangible assets, net	87,324	92,579
Goodwill	299,896	412,094
Other assets	14,926	13,661

Assets held for sale	$729,153	$900,328

Accounts payable, accrued expenses and deposits	$67,947	$67,088
Accrued salaries, wages and payroll taxes	39,009	48,290
Long-term debt	10,841	13,107
Deferred tax liability	50,209	81,492
Other liabilities	31,024	31,585

Liabilities held for sale	$199,030	$241,562

The results of operations of our discontinued operations are as follows:

				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2011	2010	2011	2010
Revenues	$199,042	$203,088	$365,928	$378,109

Income (loss) from operations before impairment and income tax benefit	$(22,949)	$5,708	$(18,472)	$327
Impairment of goodwill	–	–	(99,697)	–

Pretax income (loss)	(22,949)	5,708	(118,169)	327
Income tax expense (benefit)	(4,238)	3,313	(43,515)	805

Net income (loss) from discontinued operations	$(18,711)	$2,395	$(74,654)	$(478)

During fiscal year 2008, we exited our mortgage business. Our discontinued operations also include pretax losses related to our mortgage business of $24.1 million and $26.6 million for the three and six months ended October 31, 2011, respectively, and $2.1 million and $6.6 million for the three and six months ended October 31, 2010, respectively.

For income tax purposes, the sale of RSM may result in a taxable gain, a portion of which could be capital in character. To the extent all or a portion of the tax gain is determined to be capital, it would be offset up to our existing capital loss carry forwards. In order to determine the amount of such gain, the purchase price will be allocated among the assets sold and liabilities assumed. Capital gains resulting from the sale would allow us to release additional portions of the valuation allowance on capital loss deferred tax assets. The amount of valuation allowance release has not yet been determined, but would result in a tax benefit recorded to discontinued operations and could have a material impact on our results of operations in the third quarter. In the second quarter, no benefit or expense was recorded relating to the RSM transaction because the sale of RSM had not yet closed.

13.	Litigation and Related Contingencies

We are a defendant in a large number of litigation matters. In some of the matters, very large and/or indeterminate amounts, including punitive damages, are sought. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the actual experience in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value.

Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.

We establish liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at October 31, 2011. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such charges are likely to have a material adverse effect on our consolidated results of operations. As of October 31, 2011, we have accrued $84.4 million, including obligations under indemnifications, compared to $70.6 million at April 30, 2011.

Matters as to Which an Estimate Can Be Made

For some of the matters disclosed below, we are able to estimate a reasonably possible range of loss. As of October 31, 2011, we estimate the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be approximately $0 to $104 million.

Matters as to Which an Estimate Cannot Be Made

For other matters disclosed below, we are not currently able to estimate the reasonably possible loss or range of loss. We are often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts, and the progress of settlement negotiations. On a quarterly and annual basis, we review relevant information with respect to litigation contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.

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

On February 1, 2008, a class action lawsuit was filed in the United States District Court for the District of Massachusetts against SCC and other related entities styled Cecil Barrett, et al. v. Option One Mortgage Corp., et al. (Civil Action No. 08-10157-RWZ). Plaintiffs allege discriminatory practices relating to the origination of mortgage loans in violation of the Fair Housing Act and Equal Credit Opportunity Act, and seek declaratory and injunctive relief in addition to actual and punitive damages. The court dismissed H&R Block, Inc. from the lawsuit for lack of personal jurisdiction. In March 2011, the court issued an order certifying a class, which defendants sought to appeal. On August 24, 2011, the First Circuit Court of Appeals declined to hear the appeal, noting that the district court could reconsider its certification decision in light of a recent ruling by the United States Supreme Court in an unrelated matter. SCC has filed a motion to decertify the class, which remains pending. A portion of our loss contingency accrual is related to this lawsuit for the amount of loss that we consider probable and estimable. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.

On December 9, 2009, a putative class action lawsuit was filed in the United States District Court for the Central District of California against SCC and H&R Block, Inc. styled Jeanne Drake, et al. v. Option One Mortgage Corp., et al. (Case No. SACV09-1450 CJC). Plaintiffs allege breach of contract, promissory fraud, intentional interference with contractual relations, wrongful withholding of wages and unfair business practices in connection with the failure to pay severance benefits to employees when their employment transitioned to American Home Mortgage Servicing, Inc. in connection with the sale of certain assets and operations of Option One. Plaintiffs seek to recover severance benefits of approximately $8 million, interest and attorney’s fees, in addition to penalties and punitive damages on certain claims. On September 2, 2011, the court granted summary judgment in favor of the defendants on all claims. Plaintiffs have filed an appeal, which remains pending. We have not concluded that a loss related to this matter is probable nor have we established a loss contingency related to this matter. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a lawsuit in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al. against multiple defendants, including various SCC related entities and H&R Block, Inc. related entities, arising out of FHLB’s purchase of mortgage-backed securities. Plaintiff asserts claims for rescission and damages under state securities law and for common law negligent misrepresentation in connection with its purchase of two securities originated and securitized by SCC. These two securities had a total initial principal amount of approximately $50 million, of which approximately $42 million remains outstanding. Plaintiffs agreed to voluntarily dismiss H&R Block, Inc. from the suit. The remaining defendants, including SCC, have filed motions to dismiss, which are pending. We have not concluded that a loss related to this matter is probable nor have we established a loss contingency related to this matter. We believe the claims in this case are without merit and we intend to defend them vigorously. There can be no assurances, however, as to its outcome or its impact on our consolidated results of operations.

SCC or its subsidiaries entered into indemnification agreements with certain third parties that sold or underwrote the sale of securities. Some of those third parties are defendants in lawsuits where various parties are seeking damages and other remedies based on the activities of such third parties in the sale of RMBS, including in some instances, SCC securitizations. SCC has received claims from some of these third parties for indemnification against losses, including defense costs, that those third parties might incur as a result of these lawsuits. We have not concluded that a loss related to this matter is probable nor have we established a loss contingency related to this matter.

Employment-Related Claims and Litigation

We have been named in several wage and hour class action lawsuits throughout the country, including Alice Williams v. H&R Block Enterprises LLC, Case No.RG08366506 (Superior Court of California, County of Alameda, filed January 17, 2008) (alleging improper classification of office managers in California); Arabella Lemus v. H&R Block Enterprises LLC, et al., Case No. CGC-09-489251 (United States District Court, Northern District of California, filed June 9, 2009) (alleging failure to timely pay compensation to tax professionals in California); Delana Ugas v. H&R Block Enterprises LLC, et al., Case No. BC417700 (United States District Court, Central District of California, filed July 13, 2009) (alleging failure to compensate tax professionals in California for all hours worked and to provide meal periods); and Barbara Petroski v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00075 (United States District Court, Western District of Missouri, filed January 25, 2010) (alleging failure to compensate tax professionals nationwide for off-season training).

A class was certified in the Lemus case in December 2010 (consisting of tax professionals who worked in company-owned offices in California from 2007 to 2010); in the Williams case in March 2011 (consisting of office managers who worked in company-owned offices in California from 2004 to 2011); and in the Ugas case in August 2011 (consisting of tax professionals who worked in company-owned offices in California from 2006 to 2011). In Petroski, a conditional class was certified under the Fair Labor Standards Act in March 2011 (consisting of tax professionals nationwide who worked in company-owned offices and who were not compensated for certain training courses occurring on or after April 15, 2007). Two classes were also certified under state law in California and New York (consisting of tax professionals who worked in company-owned offices in those states). A trial date has been set in the Williams case for April 30, 2012.

The plaintiffs in the wage and hour class action lawsuits seek actual damages, pre-judgment interest and attorneys’ fees, in addition to statutory penalties under state and federal law, which could equal up to 30 days of wages per tax season for class members who worked in California. A portion of our loss contingency accrual is related to these lawsuits for the amount of loss that we consider probable and estimable. We believe we have meritorious defenses to the claims in these lawsuits and intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances and the ultimate liability with respect to these matters is difficult to predict. There can be no assurances as to the outcome of these cases or their impact on our consolidated results of operations, individually or in the aggregate.

RAL Litigation

We have been named in a putative class action styled Sandra J. Basile, et al. v. H&R Block, Inc., et al., April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. The plaintiffs allege inadequate disclosures with respect to the RAL product and assert claims for violation of consumer protection statutes, negligent misrepresentation, breach of fiduciary duty, common law fraud, usury, and violation of the Truth In Lending Act. Plaintiffs seek unspecified actual and punitive damages, injunctive relief, attorneys’ fees and costs. A Pennsylvania class was certified, but later decertified by the trial court in December 2003. An appellate court subsequently reversed the decertification decision. We are appealing the reversal. We have not concluded that a loss related to this matter is probable nor have we accrued a loss contingency related to this matter. We believe we have meritorious defenses to this case and intend to defend it vigorously. There can be no assurances, however, as to the outcome of this case or its impact on our consolidated results of operations.

Express IRA Litigation

We have one remaining lawsuit regarding our former Express IRA product. That case was filed on January 2, 2008 by the Mississippi Attorney General in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) and is styled Jim Hood, Attorney for the State of Mississippi v. H&R Block, Inc., H&R Block Financial Advisors, Inc., et al. The complaint alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the sale of the product in Mississippi and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. We believe we have meritorious defenses to the claims in this case, and we intend to defend this case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.

Although we sold H&R Block Financial Advisors, Inc. (HRBFA) effective November 1, 2008, we remain responsible for any liabilities relating to the Express IRA litigation, among other things, through an indemnification agreement. A portion of our accrual is related to these indemnity obligations.

Litigation and Claims Pertaining to the Discontinued Operations of RSM McGladrey

EquiCo, its parent and certain of its subsidiaries and affiliates, are parties to a class action filed on July 11, 2006 and styled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. (the “RSM Parties”), Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations relating to business valuation services provided by EquiCo, including allegations of fraud, conversion and unfair competition. Plaintiffs seek unspecified actual and punitive damages, in addition to pre-judgment interest and attorneys’ fees. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. To avoid the cost and inherent risk associated with litigation, the parties reached an agreement to settle the case for a maximum payment of $41.5 million, although the actual cost of the settlement will depend on the number of valid claims submitted by class members. The California Superior Court granted final approval of the settlement on October 20, 2011. We previously recorded a liability for our best estimate of the expected loss.

At the closing of the sale of RSM, we indemnified M&P for certain litigation matters and certain obligations related primarily to previously sold RSM subsidiaries.

Other

In October 2010, we signed a definitive merger agreement to acquire all of the outstanding shares of 2SS Holdings, Inc. (“2SS”), developer of TaxACT digital tax preparation solutions, for $287.5 million in cash. In May 2011, the United States Department of Justice (DOJ) filed a civil antitrust lawsuit in the U.S. district court in Washington, D.C., (Case No. 1:11-cv-00948) against H&R Block and 2SS styled United States v. H&R Block, Inc., 2SS Holdings, Inc., and TA IX L.P., to block our proposed acquisition of 2SS. On October 31, 2011, the court granted the DOJ’s motion for a permanent injunction to block the transaction. The defendants did not file an appeal. On November 14, 2011, the parties agreed to terminate the merger agreement.

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

14.	Segment Information

Results of our continuing operations by reportable operating segment are as follows:

				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2011	2010	2011	2010
Revenues:
Tax Services	$121,018	$110,921	$212,443	$202,566
Corporate	8,176	8,669	17,374	16,859

	$129,194	$119,590	$229,817	$219,425

Pretax income (loss):
Tax Services	$(173,966)	$(154,355)	$(343,449)	$(328,979)
Corporate	(29,963)	(29,161)	(61,081)	(61,688)

Loss from continuing operations before tax benefit	$(203,929)	$(183,516)	$(404,530)	$(390,667)

As of October 31, 2011, the results of operations of our previously reported Business Services segment are presented as discontinued operations in the condensed consolidated statements of operations. All periods presented have been reclassified to reflect our discontinued operations. See notes 1 and 12 for additional information.

15.	Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Under the amendments in this guidance, an entity may consider qualitative factors before applying Step 1 of the goodwill impairment assessment, but may no longer be permitted to carry forward estimates of a reporting unit’s fair value from a prior year when specific criteria are met. These amendments are effective for goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating the effect of this guidance on our condensed consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Statement of Comprehensive Income.” Under the amendments in this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. These amendments are effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected to adopt this guidance as of May 1, 2011, and it did not have an effect on our presentation of comprehensive income in our condensed consolidated financial statements.

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

Condensed Consolidating Statements of Operations					(in 000s)
Three months ended October 31, 2011	H&R Block, Inc. (Guarantor)	BFC (Issuer)	Other Subsidiaries	Elims	Consolidated H&R Block
Total revenues	$–	$17,560	$111,634	$–	$129,194

Cost of revenues	–	36,978	190,635	–	227,613
Selling, general and administrative	–	6,444	101,568	–	108,012

Total expenses	–	43,422	292,203	–	335,625

Operating loss	–	(25,862)	(180,569)	–	(206,431)
Other income (expense), net	(203,929)	3,065	(563)	203,929	2,502

Loss from continuing operations before tax benefit	(203,929)	(22,797)	(181,132)	203,929	(203,929)
Income tax benefit	(80,916)	(15,063)	(65,853)	80,916	(80,916)

Net loss from continuing operations	(123,013)	(7,734)	(115,279)	123,013	(123,013)
Net income (loss) from discontinued operations	(18,711)	(19,066)	355	18,711	(18,711)

Net loss	$(141,724)	$(26,800)	$(114,924)	$141,724	$(141,724)

Three months ended October 31, 2010	H&R Block, Inc. (Guarantor)	BFC (Issuer)	Other Subsidiaries	Elims	Consolidated H&R Block
Total revenues	$–	$17,320	$102,270	$–	$119,590

Cost of revenues	–	35,959	196,016	–	231,975
Selling, general and administrative	–	9,379	65,604	–	74,983

Total expenses	–	45,338	261,620	–	306,958

Operating loss	–	(28,018)	(159,350)	–	(187,368)
Other income (expense), net	(183,516)	4,890	(1,038)	183,516	3,852

Loss from continuing operations before tax benefit	(183,516)	(23,128)	(160,388)	183,516	(183,516)
Income tax benefit	(72,072)	(7,654)	(64,418)	72,072	(72,072)

Net loss from continuing operations	(111,444)	(15,474)	(95,970)	111,444	(111,444)
Net income (loss) from discontinued operations	2,395	(1,330)	3,725	(2,395)	2,395

Net loss	$(109,049)	$(16,804)	$(92,245)	$109,049	$(109,049)

Six months ended October 31, 2011	H&R Block, Inc. (Guarantor)	BFC (Issuer)	Other Subsidiaries	Elims	Consolidated H&R Block
Total revenues	$–	$39,333	$190,484	$–	$229,817

Cost of revenues	–	74,640	365,557	–	440,197
Selling, general and administrative	–	14,339	186,326	–	200,665

Total expenses	–	88,979	551,883	–	640,862

Operating loss	–	(49,646)	(361,399)	–	(411,045)
Other income (expense), net	(404,530)	6,346	169	404,530	6,515

Loss from continuing operations before tax benefit	(404,530)	(43,300)	(361,230)	404,530	(404,530)
Income tax benefit	(162,362)	(16,913)	(145,449)	162,362	(162,362)

Net loss from continuing operations	(242,168)	(26,387)	(215,781)	242,168	(242,168)
Net loss from discontinued operations	(74,654)	(20,703)	(53,951)	74,654	(74,654)

Net loss	$(316,822)	$(47,090)	$(269,732)	$316,822	$(316,822)

Six months ended October 31, 2010	H&R Block, Inc. (Guarantor)	BFC (Issuer)	Other Subsidiaries	Elims	Consolidated H&R Block
Total revenues	$–	$38,320	$181,105	$–	$219,425

Cost of revenues	–	74,987	382,663	–	457,650
Selling, general and administrative	–	11,469	148,093	–	159,562

Total expenses	–	86,456	530,756	–	617,212

Operating loss	–	(48,136)	(349,651)	–	(397,787)
Other income (expense), net	(390,667)	5,272	1,848	390,667	7,120

Loss from continuing operations before tax benefit	(390,667)	(42,864)	(347,803)	390,667	(390,667)
Income tax benefit	(151,415)	(15,495)	(135,920)	151,415	(151,415)

Net loss from continuing operations	(239,252)	(27,369)	(211,883)	239,252	(239,252)
Net income (loss) from discontinued operations	(478)	(4,334)	3,856	478	(478)

Net loss	$(239,730)	$(31,703)	$(208,027)	$239,730	$(239,730)

Condensed Consolidating Balance Sheets					(in 000s)
October 31, 2011	H&R Block, Inc. (Guarantor)	BFC (Issuer)	Other Subsidiaries	Elims	Consolidated H&R Block
Cash & cash equivalents	$–	$380,692	$192,199	$(280)	$572,611
Cash & cash equivalents – restricted	–	922	36,602	–	37,524
Receivables, net	33	105,082	22,947	–	128,062
Mortgage loans held for investment	–	450,137	–	–	450,137
Intangible assets and goodwill, net	–	–	700,509	–	700,509
Investments in subsidiaries	2,121,899	–	516	(2,121,899)	516
Assets held for sale	–	–	729,153	–	729,153
Other assets	10,775	528,281	818,945	–	1,358,001

Total assets	$2,132,707	$1,465,114	$2,500,871	$(2,122,179)	$3,976,513

Customer deposits	$–	$723,598	$–	$(280)	$723,318
Long-term debt	–	999,145	40,786	–	1,039,931
Commercial paper borrowings	–	39,990	–	–	39,990
FHLB borrowings	–	25,000	–	–	25,000
Liabilities held for sale	–	–	199,030	–	199,030
Other liabilities	191	(127,614)	1,213,845	–	1,086,422
Net intercompany advances	1,269,694	24,060	(1,293,754)	–	–
Stockholders’ equity	862,822	(219,065)	2,340,964	(2,121,899)	862,822

Total liabilities and stockholders’ equity	$2,132,707	$1,465,114	$2,500,871	$(2,122,179)	$3,976,513

April 30, 2011	H&R Block, Inc. (Guarantor)	BFC (Issuer)	Other Subsidiaries	Elims	Consolidated H&R Block
Cash & cash equivalents	$–	$616,238	$1,061,656	$(50)	$1,677,844
Cash & cash equivalents – restricted	–	9,522	38,861	–	48,383
Receivables, net	88	102,011	128,073	–	230,172
Mortgage loans held for investment, net	–	485,008	–	–	485,008
Intangible assets and goodwill, net	–	–	709,491	–	709,491
Investments in subsidiaries	2,699,555	–	32	(2,699,555)	32
Assets held for sale	–	–	900,328	–	900,328
Other assets	13,613	469,461	755,121	–	1,238,195

Total assets	$2,713,256	$1,682,240	$3,593,562	$(2,699,605)	$5,289,453

Customer deposits	$–	$852,270	$–	$(50)	$852,220
Long-term debt	–	998,965	41,119	–	1,040,084
FHLB borrowings	–	25,000	–	–	25,000
Liabilities held for sale	–	–	241,562	–	241,562
Other liabilities	178	(26,769)	1,707,604	–	1,681,013
Net intercompany advances	1,263,504	24,173	(1,287,677)	–	–
Stockholders’ equity	1,449,574	(191,399)	2,890,954	(2,699,555)	1,449,574

Total liabilities and stockholders’ equity	$2,713,256	$1,682,240	$3,593,562	$(2,699,605)	$5,289,453

Condensed Consolidating Statements of Cash Flows					(in 000s)
Six months ended October 31, 2011	H&R Block, Inc. (Guarantor)	BFC (Issuer)	Other Subsidiaries	Elims	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$5,821	$(40,451)	$(547,998)	$–	$(582,628)

Cash flows from investing:
Purchases of available-for-sale securities	–	(155,159)	–	–	(155,159)
Mortgage loans originated for investment, net	–	22,978	–	–	22,978
Purchase property & equipment	–	(94)	(40,416)	–	(40,510)
Payments made for business acquisitions, net	–	–	(8,164)	–	(8,164)
Proceeds from sale of businesses, net	–	–	37,036	–	37,036
Loans made to franchisees	–	(27,682)	–	–	(27,682)
Repayments from franchisees	–	7,447	–	–	7,447
Net intercompany advances	266,274	–	–	(266,274)	–
Other, net	–	28,300	8,634	–	36,934

Net cash provided by (used in) investing activities	266,274	(124,210)	(2,910)	(266,274)	(127,120)

Cash flows from financing:
Repayments of commercial paper	–	(37,989)	–	–	(37,989)
Proceeds from commercial paper	–	77,979	–	–	77,979
Customer banking deposits	–	(129,055)	–	(230)	(129,285)
Dividends paid	(91,446)	–	–	–	(91,446)
Repurchase of common stock	(180,222)	–	–	–	(180,222)
Proceeds from exercise of stock options, net	(430)	–	–	–	(430)
Net intercompany advances	–	17,228	(283,502)	266,274	–
Other, net	3	952	(29,012)	–	(28,057)

Net cash used in financing activities	(272,095)	(70,885)	(312,514)	266,044	(389,450)

Effects of exchange rates on cash	–	–	(6,035)	–	(6,035)

Net decrease in cash	–	(235,546)	(869,457)	(230)	(1,105,233)
Cash – beginning of period	–	616,238	1,061,656	(50)	1,677,844

Cash – end of period	$–	$380,692	$192,199	$(280)	$572,611

Six months ended October 31, 2010	H&R Block, Inc. (Guarantor)	BFC (Issuer)	Other Subsidiaries	Elims	Consolidated H&R Block
Net cash used in operating activities:	$(46,961)	$(15,379)	$(485,661)	$–	$(548,001)

Cash flows from investing:
Mortgage loans originated for investment, net	–	30,829	–	–	30,829
Purchase property & equipment	–	–	(35,005)	–	(35,005)
Payments made for business acquisitions, net	–	–	(43,310)	–	(43,310)
Proceeds from sale of businesses, net	–	–	58,834	–	58,834
Loans made to franchisees	–	(64,851)	–	–	(64,851)
Repayments from franchisees	–	8,673	–	–	8,673
Net intercompany advances	423,572	–	–	(423,572)	–
Other, net	–	15,941	12,254	–	28,195

Net cash provided by (used in) investing activities	423,572	(9,408)	(7,227)	(423,572)	(16,635)

Cash flows from financing:
Repayments of commercial paper	–	(75,000)	–	–	(75,000)
Proceeds from commercial paper	–	114,490	–	–	114,490
Customer banking deposits	–	76,923	–	100	77,023
Dividends paid	(95,068)	–	–	–	(95,068)
Repurchase of common stock	(283,470)	–	–	–	(283,470)
Proceeds from exercise of stock options, net	1,493	–	–	–	1,493
Net intercompany advances	–	15,851	(439,423)	423,572	–
Other, net	434	760	(22,546)	–	(21,352)

Net cash provided by (used in) financing activities	(376,611)	133,024	(461,969)	423,672	(281,884)

Effects of exchange rates on cash	–	–	2,221	–	2,221

Net increase (decrease) in cash	–	108,237	(952,636)	100	(844,299)
Cash – beginning of period	–	702,021	1,102,135	(111)	1,804,045

Cash – end of period	$–	$810,258	$149,499	$(11)	$959,746

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Our subsidiaries provide tax preparation and retail banking services. We are the only major company offering a full range of software, online and in-office tax preparation solutions to individual tax clients.

RECENT EVENTS

In August 2011, our Board of Directors approved a non-binding letter of intent to sell substantially all assets of RSM McGladrey, Inc. (RSM) to McGladrey and Pullen LLP (M&P) and, on November 30, 2011, the sale of RSM was completed. At closing we received cash proceeds totaling $475.0 million, a short-term receivable of $34.0 million and a note in the principal amount of $54.0 million. The final purchase price is subject to further post-closing adjustments. M&P also assumed substantially all liabilities of RSM, including contingent payments and lease obligations. We have indemnified M&P for certain litigation matters and certain obligations related primarily to previously sold RSM subsidiaries. In the first quarter we recorded an $85.4 million impairment of goodwill in connection with the sale of RSM. The net loss ultimately resulting from the divestiture of RSM will be based on post-closing adjustments to the purchase price, as well as the additional realization of tax benefits related to the sale. In the first quarter, we also announced we were evaluating strategic alternatives for RSM EquiCo, Inc. (EquiCo), and recorded a $14.3 million impairment of goodwill related to this business.

As of October 31, 2011, the results of operations of these businesses are presented as discontinued operations and the assets and liabilities of the businesses being sold are presented as held-for-sale in the condensed consolidated financial statements. All periods presented in our condensed consolidated balance sheets and income statements have been reclassified to reflect our discontinued operations. See additional information in note 12 to the condensed consolidated financial statements.

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

Tax Services – Operating Results				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2011	2010	2011	2010
Tax preparation fees	$73,038	$63,590	$107,959	$98,135
Fees from Peace of Mind guarantees	18,892	19,811	46,073	48,358
Fees from Emerald Card activities	7,660	6,693	18,901	17,268
Royalties	7,929	7,027	13,632	12,632
Other	13,499	13,800	25,878	26,173

Total revenues	121,018	110,921	212,443	202,566

Compensation and benefits:
Field wages	52,951	52,188	89,798	91,437
Other wages	34,548	35,154	67,603	70,954
Benefits and other compensation	19,956	18,093	37,445	52,397

	107,455	105,435	194,846	214,788
Occupancy and equipment	86,478	88,142	169,815	170,766
Depreciation and amortization	30,248	22,568	51,698	44,963
Marketing and advertising	13,188	12,106	19,909	20,519
Other	56,809	43,738	118,712	85,645
Loss (gain) on sale of tax offices, net	806	(6,713)	912	(5,136)

Total expenses	294,984	265,276	555,892	531,545

Pretax loss	$(173,966)	$(154,355)	$(343,449)	$(328,979)

Three months ended October 31, 2011 compared to October 31, 2010

Tax Services’ revenues increased $10.1 million, or 9.1% over the prior year, primarily due to favorable exchange rates and higher return volumes in our Australian operations.

Total expenses increased $29.7 million, or 11.2%, for the three months ended October 31, 2011. Depreciation and amortization increased $7.7 million, or 34.0%, primarily due to the write-off of certain intangibles associated with the previously announced discontinuation of our ExpressTax brand. Other expenses increased $13.1 million, or 29.9%, primarily due to $8.0 million in incremental legal charges compared to the prior year.

The pretax loss for the three months ended October 31, 2011 and 2010 was $174.0 million and $154.4 million, respectively.

Six months ended October 31, 2011 compared to October 31, 2010

Tax Services’ revenues increased $9.9 million, or 4.9% over the prior year, primarily due to favorable exchange rates and higher return volumes in our Australian operations, and the extension of the 2011 tax filing season in Canada, which resulted in two days of revenue being reported in this fiscal year.

Total expenses increased $24.3 million, or 4.6%, for the six months ended October 31, 2011. Compensation and benefits decreased $19.9 million, or 9.3%, primarily due to severance costs recorded in the prior year. Depreciation and amortization increased $6.7 million, or 15.0%, primarily due to the write-off of certain intangibles associated with the discontinuation of our ExpressTax brand. Other expenses increased $33.1 million, or 38.6%, primarily due to $23.0 million in incremental legal charges compared to the prior year.

The pretax loss for the six months ended October 31, 2011 and 2010 was $343.4 million and $329.0 million, respectively.

CORPORATE, ELIMINATIONS AND INCOME TAXES ON CONTINUING OPERATIONS

Corporate operating losses include interest income from U.S. passive investments, interest expense on borrowings, net interest margin and gains or losses relating to mortgage loans held for investment, real estate owned, residual interests in securitizations and other corporate expenses.

Corporate – Operating Results				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2011	2010	2011	2010
Interest income on mortgage loans held for investment	$5,151	$6,525	$10,812	$12,848
Other	3,025	2,144	6,562	4,011

Total revenues	8,176	8,669	17,374	16,859

Interest expense	20,975	20,861	41,993	41,649
Provision for loan losses	7,125	8,300	12,750	16,300
Compensation and benefits	5,639	3,631	12,404	8,702
Other	4,400	5,038	11,308	11,896

Total expenses	38,139	37,830	78,455	78,547

Pretax loss	$(29,963)	$(29,161)	$(61,081)	$(61,688)

Income Taxes

Our effective tax rate for continuing operations was 39.7% and 40.1% for the three and six months ended October 31, 2011, respectively, compared to 39.3% and 38.8% for the three and six months ended and October 31, 2010, respectively. Our effective tax rate increased from the prior year due primarily to losses in our investments in company-owned life insurance assets for which we do not receive a tax benefit, and an increase in the state effective tax rate. These increases were partially offset by a decrease in our reserve for uncertain tax positions.

DISCONTINUED OPERATIONS

Our discontinued operations include the results of RSM and related businesses, which were previously reported in our Business Services segment, and Sand Canyon Corporation (SCC, previously known as Option One Mortgage Corporation).

Discontinued Operations – Operating Results				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2011	2010	2011	2010
Income (loss) from operations of:
RSM and related businesses	$1,104	$7,761	$(91,535)	$6,901
Mortgage business	(24,053)	(2,053)	(26,634)	(6,574)

Pretax income (loss)	(22,949)	5,708	(118,169)	327
Income tax (benefit)	(4,238)	3,313	(43,515)	805

Net income (loss) from discontinued operations	$(18,711)	$2,395	$(74,654)	$(478)

Three months ended October 31, 2011 compared to October 31, 2010

The net loss from discontinued operations totaled $18.7 million for the three months ended October 31, 2011, compared to net income of $2.4 million for the three months ended October 31, 2010. Pretax results of SCC declined $22.0 million, primarily due to incremental loss provisions of $20.0 million recorded in the current quarter, related to an increase in SCC’s estimated contingent losses for representation and warranty claims.

Six months ended October 31, 2011 compared to October 31, 2010

The net loss from our discontinued operations totaled $74.7 million and $0.5 million for the six months ended October 31, 2011 and 2010, respectively. The net loss increased due to a $59.2 million after-tax goodwill impairment recorded in the first quarter related to the sale of RSM and the previously mentioned loss provision for representation and warranty claims by SCC. See additional discussion below and in notes 1, 11 and 12 to the condensed consolidated financial statements.

Representation and Warranty Claims

SCC ceased originating mortgage loans in December of 2007 and, in April 2008, sold its servicing assets and discontinued its remaining operations. The sale of servicing assets did not include the sale of any mortgage loans. SCC retained contingent liabilities that arose from the operations of SCC prior to its disposal, including certain mortgage loan repurchase obligations, contingent liabilities associated with litigation and related claims, lease commitments, and employee termination benefits. SCC also retained residual interests in certain mortgage loan securitization transactions prior to cessation of its origination business.

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

SCC has recorded a liability for estimated contingent losses related to representation and warranty claims as of October 31, 2011, of $142.9 million, which represents SCC’s best estimate of the probable loss that may occur. Losses on valid claims totaled $3.3 million for the six months ended October 31, 2011 and 2010. These amounts were recorded as reductions of our loan repurchase liability.

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

Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under our unsecured committed lines of credit (CLOCs), we believe, that in the absence of any unexpected developments, our existing sources of capital at October 31, 2011 are sufficient to meet our operating needs.

CASH FROM OPERATING ACTIVITIES – Cash used in operations totaled $582.6 million for the first six months of fiscal year 2012, compared with $548.0 million for the same period last year.

The sale of RSM will trigger account distributions of approximately $80 million to RSM employees who were participants in an H&R Block sponsored deferred compensation plan. We expect these amounts to be paid in December 2011.

CASH FROM INVESTING ACTIVITIES – Cash used in investing activities totaled $127.1 million for the first six months of fiscal year 2012, compared to $16.6 million in the same period last year.

Purchases of Available-for-Sale Securities. During the six months ended October 31, 2011, HRB Bank purchased $155.2 million in mortgage-backed securities. No such purchases were made in the first half of the prior year.

Mortgage Loans Held for Investment. We received net payments of $23.0 million and $30.8 million on our mortgage loans held for investment for the first six months of fiscal years 2012 and 2011, respectively. Cash payments declined primarily due to non-performing loans and continued run-off of our portfolio.

Purchases of Property and Equipment. Total cash paid for property and equipment was $40.5 million and $35.0 million for the first six months of fiscal years 2012 and 2011, respectively.

Business Acquisitions. Total cash paid for acquisitions was $8.2 million and $43.3 million during the six months ended October 31, 2011 and 2010, respectively. In July 2010 our Business Services segment acquired a Boston-based accounting firm, and cash used in investing activities includes payments totaling $32.6 million related to this acquisition.

Sales of Businesses. Proceeds from the sales of businesses totaled $37.0 million and $58.8 million for the six months ended October 31, 2011 and 2010, respectively. During the first six months of fiscal year 2012, we sold 68 tax offices to franchisees, compared to 250 tax offices in the prior year. The majority of these sales were financed through affiliate loans. Also during the first half of fiscal year 2012, RSM sold one of its ancillary businesses for $20.3 million.

Loans Made to Franchisees. Loans made to franchisees totaled $27.7 million and $64.9 million for the six months ended October 31, 2011 and 2010, respectively. These amounts included both the financing of sales of tax offices and franchisee draws under our Franchise Equity Lines of Credit (FELCs).

CASH FROM FINANCING ACTIVITIES – Cash used in financing activities totaled $389.5 million for the first six months of fiscal year 2012, compared to $281.9 million in the same period last year.

Short-Term Borrowings. We had commercial paper borrowings of $40.0 million and $39.5 million at October 31, 2011 and 2010, respectively. These borrowings were used to fund our off-season losses and cover our seasonal working capital needs.

Customer Banking Deposits. Customer banking deposits declined $129.3 million for the six months ended October 31, 2011 compared to an increase of $77.0 million in the prior year. We utilize cash provided by deposit balances as a funding source for our Emerald Advance lines of credit during the tax season. Funding from customer deposits will be obtained later this year than in the prior year.

Dividends. We have consistently paid quarterly dividends. Dividends paid totaled $91.4 million and $95.1 million for the six months ended October 31, 2011 and 2010, respectively.

Repurchase and Retirement of Common Stock. We purchased and immediately retired 13.0 million shares of our common stock at a cost of $177.5 million during the six months ended October 31, 2011, compared to 19.0 million shares of our common stock at a cost of $279.9 million during the six months ended October 31, 2010. We expect to continue to repurchase and retire common stock or retire treasury stock in the future.

BORROWINGS

The following chart provides the debt ratings for Block Financial LLC (BFC) as of October 31, 2011:

	Short-term	Long-term	Outlook
Moody’s	P-2	Baa2	Stable
S&P	A-2	BBB	Negative
DBRS	R-2 (high)	BBB (high)	Stable

At October 31, 2011, we maintained a CLOC agreement to support commercial paper issuances, general corporate purposes or for working capital needs. This facility provides funding up to $1.7 billion and matures July 31, 2013. This facility bears interest at an annual rate of LIBOR plus 1.30% to 2.80% or PRIME plus 0.30% to 1.80% (depending on the type of borrowing) and includes an annual facility fee of 0.20% to 0.70% of the committed amounts, based on our credit ratings. Covenants include: (1) maintenance of a minimum net worth of $650.0 million on the last day of any fiscal quarter; and (2) reduction of the aggregate outstanding principal amount of short-term debt, as defined in the agreement, to $200.0 million or less for thirty consecutive days during the period March 1 to June 30 of each year (“Clean-down requirement”). At October 31, 2011, we were in compliance with these covenants and had net worth of $862.8 million. We had no balance outstanding under the CLOCs at October 31, 2011.

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

On February 1, 2008, a class action lawsuit was filed in the United States District Court for the District of Massachusetts against SCC and other related entities styled Cecil Barrett, et al. v. Option One Mortgage Corp., et al. (Civil Action No. 08-10157-RWZ). Plaintiffs allege discriminatory practices relating to the origination of mortgage loans in violation of the Fair Housing Act and Equal Credit Opportunity Act, and seek declaratory and injunctive relief in addition to actual and punitive damages. The court dismissed H&R Block, Inc. from the lawsuit for lack of personal jurisdiction. In March 2011, the court issued an order certifying a class, which defendants sought to appeal. On August 24, 2011, the First Circuit Court of Appeals declined to hear the appeal, noting that the district court could reconsider its certification decision in light of a recent ruling by the United States Supreme Court in an unrelated matter. SCC has filed a motion to decertify the class, which remains pending. A portion of our loss contingency accrual is related to this lawsuit for the amount of loss that we consider probable and estimable. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.

On December 9, 2009, a putative class action lawsuit was filed in the United States District Court for the Central District of California against SCC and H&R Block, Inc. styled Jeanne Drake, et al. v. Option One Mortgage Corp., et al. (Case No. SACV09-1450 CJC). Plaintiffs allege breach of contract, promissory fraud, intentional interference with contractual relations, wrongful withholding of wages and unfair business practices in connection with the failure to pay severance benefits to employees when their employment transitioned to American Home Mortgage Servicing, Inc. in connection with the sale of certain assets and operations of Option One. Plaintiffs seek to recover severance benefits of approximately $8 million, interest and attorney’s fees, in addition to penalties and punitive damages on certain claims. On September 2, 2011, the court granted summary judgment in favor of the defendants on all claims. Plaintiffs have filed an appeal, which remains pending. We have not concluded that a loss related to this matter is probable nor have we established a loss contingency related to this matter. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a lawsuit in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al. against multiple defendants, including various SCC related entities and H&R Block, Inc. related entities, arising out of FHLB’s purchase of mortgage-backed securities. Plaintiff asserts claims for rescission and damages under state securities law and for common law negligent misrepresentation in connection with its purchase of two securities originated and securitized by SCC. These two securities had a total initial principal amount of approximately $50 million, of which approximately $42 million remains outstanding. Plaintiffs agreed to voluntarily dismiss H&R Block, Inc. from the suit. The remaining defendants, including SCC, have filed motions to dismiss, which are pending. We have not concluded that a loss related to this matter is probable nor have we established a loss contingency related to this matter. We believe the claims in this case are without merit and we intend to defend them vigorously. There can be no assurances, however, as to its outcome or its impact on our consolidated results of operations.

SCC or its subsidiaries entered into indemnification agreements with certain third parties that sold or underwrote the sale of securities. Some of those third parties are defendants in lawsuits where various parties are seeking damages and other remedies based on the activities of such third parties in the sale of RMBS, including in some instances, SCC securitizations. SCC has received claims from some of these third parties for indemnification against losses, including defense costs, that those third parties might incur as a result of these lawsuits. We have not concluded that a loss related to this matter is probable nor have we established a loss contingency related to this matter.

Employment-Related Claims and Litigation

We have been named in several wage and hour class action lawsuits throughout the country, including Alice Williams v. H&R Block Enterprises LLC, Case No.RG08366506 (Superior Court of California, County of Alameda, filed January 17, 2008) (alleging improper classification of office managers in California); Arabella Lemus v. H&R Block Enterprises LLC, et al., Case No. CGC-09-489251 (United States District Court, Northern District of California, filed June 9, 2009) (alleging failure to timely pay compensation to tax professionals in California); Delana Ugas v. H&R Block Enterprises LLC, et al., Case No. BC417700 (United States District Court, Central District of California, filed July 13, 2009) (alleging failure to compensate tax professionals in California for all hours worked and to provide meal periods); and Barbara Petroski v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00075 (United States District Court, Western District of Missouri, filed January 25, 2010) (alleging failure to compensate tax professionals nationwide for off-season training).

A class was certified in the Lemus case in December 2010 (consisting of tax professionals who worked in company-owned offices in California from 2007 to 2010); in the Williams case in March 2011 (consisting of office managers who worked in company-owned offices in California from 2004 to 2011); and in the Ugas case in August 2011 (consisting of tax professionals who worked in company-owned offices in California from 2006 to 2011). In Petroski, a conditional class was certified under the Fair Labor Standards Act in March 2011 (consisting of tax professionals nationwide who worked in company-owned offices and who were not compensated for certain training courses occurring on or after April 15, 2007). Two classes were also certified under state law in California and New York (consisting of tax professionals who worked in company-owned offices in those states). A trial date has been set in the Williams case for April 30, 2012.

The plaintiffs in the wage and hour class action lawsuits seek actual damages, pre-judgment interest and attorneys’ fees, in addition to statutory penalties under state and federal law, which could equal up to 30 days of wages per tax season for class members who worked in California. A portion of our loss contingency accrual is related to these lawsuits for the amount of loss that we consider probable and estimable. We believe we have meritorious defenses to the claims in these lawsuits and intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances and the ultimate liability with respect to these matters is difficult to predict. There can be no assurances as to the outcome of these cases or their impact on our consolidated results of operations, individually or in the aggregate.

RAL Litigation

We have been named in a putative class action styled Sandra J. Basile, et al. v. H&R Block, Inc., et al., April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. The plaintiffs allege inadequate disclosures with respect to the RAL product and assert claims for violation of consumer protection statutes, negligent misrepresentation, breach of fiduciary duty, common law fraud, usury, and violation of the Truth In Lending Act. Plaintiffs seek unspecified actual and punitive damages, injunctive relief, attorneys’ fees and costs. A Pennsylvania class was certified, but later decertified by the trial court in December 2003. An appellate court subsequently reversed the decertification decision. We are appealing the reversal. We have not concluded that a loss related to this matter is probable nor have we accrued a loss contingency related to this matter. We believe we have meritorious defenses to this case and intend to defend it vigorously. There can be no assurances, however, as to the outcome of this case or its impact on our consolidated results of operations.

Express IRA Litigation

We have one remaining lawsuit regarding our former Express IRA product. That case was filed on January 2, 2008 by the Mississippi Attorney General in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) and is styled Jim Hood, Attorney for the State of Mississippi v. H&R Block, Inc., H&R Block Financial Advisors, Inc., et al. The complaint alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the sale of the product in Mississippi and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. We believe we have meritorious defenses to the claims in this case, and we intend to defend this case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated results of operations.

Although we sold H&R Block Financial Advisors, Inc. (HRBFA) effective November 1, 2008, we remain responsible for any liabilities relating to the Express IRA litigation, among other things, through an indemnification agreement. A portion of our accrual is related to these indemnity obligations.

Litigation and Claims Pertaining to the Discontinued Operations of RSM McGladrey

EquiCo, its parent and certain of its subsidiaries and affiliates, are parties to a class action filed on July 11, 2006 and styled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. (the “RSM Parties”), Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations relating to business valuation services provided by EquiCo, including allegations of fraud, conversion and unfair competition. Plaintiffs seek unspecified actual and punitive damages, in addition to pre-judgment interest and attorneys’ fees. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. To avoid the cost and inherent risk associated with litigation, the parties reached an agreement to settle the case for a maximum payment of $41.5 million, although the actual cost of the settlement will depend on the number of valid claims submitted by class members. The California Superior Court granted final approval of the settlement on October 20, 2011. We previously recorded a liability for our best estimate of the expected loss.

At the closing of the sale of RSM, we indemnified M&P for certain litigation matters and certain obligations related primarily to previously sold RSM subsidiaries.

Other

In October 2010, we signed a definitive merger agreement to acquire all of the outstanding shares of 2SS Holdings, Inc. (“2SS”), developer of TaxACT digital tax preparation solutions, for $287.5 million in cash. In May 2011, the United States Department of Justice (DOJ) filed a civil antitrust lawsuit in the U.S. district court in Washington, D.C., (Case No. 1:11-cv-00948) against H&R Block and 2SS styled United States v. H&R Block, Inc., 2SS Holdings, Inc., and TA IX L.P., to block our proposed acquisition of 2SS. On October 31, 2011, the court granted the DOJ’s motion for a permanent injunction to block the transaction. The defendants did not file an appeal. On November 14, 2011, the parties agreed to terminate the merger agreement.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those reported at April 30, 2011 in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our purchases of H&R Block common stock during the second quarter of fiscal year 2012 is as follows:

			(in 000s, except per share amounts)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum $ Value of Shares that May Be Purchased Under the Plans or Programs
August 1 – August 31	4	$14.27	–	$1,371,957
September 1 – September 30	10,649	$13.69	10,644	$1,226,399
October 1 – October 31	2,444	$13.25	2,400	$1,194,648

(1)

We purchased approximately 53 thousand shares in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on nonvested shares.

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

H&R BLOCK, INC.

William C. Cobb
President and Chief Executive Officer
December 5, 2011

Jeffrey T. Brown
Senior Vice President and
Chief Financial Officer
December 5, 2011

Colby R. Brown
Vice President and
Corporate Controller
December 5, 2011